Form 10-Q
period 1997-08-31
SUNBURST HOSPITALITY CORP
filed 1997-11-07
CIK 1046311

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                      OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED AUGUST 31, 1997                COMMISSION FILE NO. 1-11915


                       CHOICE HOTELS INTERNATIONAL, INC.
                              10750 COLUMBIA PIKE
                           SILVER SPRING, MD. 20901
                                (301) 979-5000

          Delaware                                     52-1209792
     ------------------------                   -------------------------
   (STATE OF INCORPORATION)                         (I.R.S. EMPLOYER
                                                 IDENTIFICATION NUMBER)

                        Choice Hotels Franchising, Inc.
                  -------------------------------------------
                  (Former name, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                           Yes  X      No
                                              -----      -----


                                                        SHARES OUTSTANDING
      CLASS                                            AT OCTOBER 31, 1997
-----------------------                              ------------------------
Common Stock, $0.01
par value per share                                        59,811,570
                                                            ----------
================================================================================

                       CHOICE HOTELS INTERNATIONAL, INC.

                                     INDEX
                                     -----

                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION:

   Consolidated Balance Sheets -

     August 31, 1997 (Unaudited) and May 31, 1997                          3

   Consolidated Statements of Income -

     Three months ended August 31, 1997 and August 31, 1996

     (Unaudited)                                                           5

   Consolidated Statements of Cash Flows -

     Three months ended August 31, 1997 and August 31, 1996 (Unaudited)    6

   Notes to Consolidated Financial Statements (Unaudited)                  7

   Management's Discussion and Analysis of Results of

     Operations and Financial Condition                                    9

PART II.  OTHER INFORMATION AND SIGNATURE                                 14

                        PART I.  FINANCIAL INFORMATION

                       CHOICE HOTELS INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                             August 31,
                                                1997       May 31,
ASSETS                                      (Unaudited)     1997
                                            -----------  -----------

CURRENT ASSETS

  Cash and cash equivalents                    $  4,348    $  4,167

  Receivables (net of allowance
    for doubtful accounts of
    $6,985 and $6,159, respectively)             30,446      24,472

  Prepaid expenses                                   --         599

  Current deferred taxes receivable               1,069          --

  Other                                           5,561       5,077
                                               --------    --------
     Total current assets                        41,424      34,315


PROPERTY AND EQUIPMENT, AT COST, NET OF
  ACCUMULATED DEPRECIATION                       45,560      43,377

GOODWILL, NET OF ACCUMULATED AMORTIZATION        69,464      69,939

FRANCHISE RIGHTS, NET OF ACCUMULATED
AMORTIZATION                                     49,779      50,503

INVESTMENT IN FRIENDLY HOTELS, INC.              16,475      17,161

OTHER ASSETS                                      6,619       6,178
                                               --------    --------
       Total assets                            $229,321    $221,473
                                               ========    ========

The accompanying notes are an integral part of these Consolidated Balance
Sheets.

                       CHOICE HOTELS INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


                                         August 31,
                                           1997      May 31,
                                        (Unaudited)   1997
                                        ----------- --------
LIABILITIES & EQUITY

CURRENT LIABILITIES

 Current portion long-term debt           $     34  $     36
 Accounts payable                           24,237    20,412
 Accrued expenses                            8,567    10,965
 Income taxes payable                        4,705     3,318
                                          --------  --------

  Total current liabilities                 37,543    34,731
                                          --------  --------


MORTGAGES AND OTHER LONG-TERM DEBT          46,383    46,427

NOTES PAYABLE TO MANOR CARE, INC.           78,700    78,700

DEFERRED INCOME TAXES AND OTHER
 LIABILITIES                                 5,093     4,422
                                          --------  --------

  Total liabilities                        167,719   164,280
                                          --------  --------


INVESTMENTS AND ADVANCES FROM PARENT        61,602    57,193
                                          --------  --------

  Total liabilities & equity              $229,321  $221,473
                                          ========  ========





The accompanying notes are an integral part of these Consolidated Balance
Sheets.

                       CHOICE HOTELS INTERNATIONAL, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                  Three Months Ended
                                                  ------------------
                                                 August 31,  August 31,
                                                    1997        1996
                                                      (Unaudited)
                                                 ----------  ----------
REVENUES

Royalty fees                                        $30,686     $27,288
Marketing and reservation fees                       31,275      29,115
Product sales                                         5,843       8,093
European hotel operations                             4,322       4,536
Initial franchise fee                                 2,097       3,357
Other                                                 1,851       2,378
                                                    -------     -------
 Total revenues                                      76,074      74,767
                                                    -------     -------
OPERATING EXPENSES

Marketing and reservations                           30,252      28,792
Selling, general and administrative                  10,494      10,561
Product cost of sales                                 5,463       7,439
European hotel operations                             3,831       4,249
Depreciation and amortization                         3,079       2,552
                                                    -------     -------
Total operating expenses                             53,119      53,593
                                                    -------     -------
INCOME BEFORE INTEREST AND TAXES                     22,955      21,174

INTEREST EXPENSE                                      2,316       2,487
                                                    -------     -------
INCOME BEFORE INCOME TAXES                           20,639      18,687
INCOME TAXES                                          8,497       7,693
                                                    -------     -------
NET INCOME                                          $12,142     $10,994
                                                    =======     =======
Pro forma weighted average shares outstanding        60,156      63,000
                                                    =======     =======
Pro forma earnings per share                          $0.20       $0.17
                                                    =======     =======



The accompanying notes are an integral part of these Consolidated Statements of Income.

                       CHOICE HOTELS INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)



                                                          Three Months Ended
                                                        ----------------------
                                                        August 31,  August 31,
                                                          1997        1996
                                                             (Unaudited)
                                                        ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                              $12,142    $10,994

Reconciliation of net income to net cash provided by
 operating activities:
  Depreciation and amortization                           3,079      2,552
  Provision for bad debts                                  (990)      (939)
  (Decrease) increase in deferred taxes                    (398)        --

Changes in assets and liabilities:
  Change in receivables                                  (4,984)    (3,340)
  Change in inventories and other current assets            115       (245)
  Change in current liabilities                           1,427        744
  Change in income taxes payable                          1,387      2,448
  Change in other liabilities                                --        (44)
                                                        -------    -------
   NET CASH PROVIDED BY OPERATING ACTIVITIES             11,778     12,170
                                                        -------    -------

CASH FLOW FROM INVESTING ACTIVITIES:

Investment in property and equipment                     (4,063)    (3,673)
Other items, net                                            245     (2,622)
                                                        -------    -------
   NET CASH UTILIZED BY INVESTING ACTIVITIES             (3,818)    (6,295)
                                                        -------    -------

CASH FLOW FROM FINANCING ACTIVITIES:

Principal payments of debt                                  (46)        --
Cash transfers to Parent, net                            (7,733)    (6,010)
                                                        -------    -------
   NET CASH UTILIZED BY FINANCING ACTIVITIES             (7,779)    (6,010)
                                                        -------    -------

Net change in cash and cash equivalents                     181       (135)
Cash and cash equivalents, beginning of period            4,167      3,812
                                                        -------    -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $ 4,348    $ 3,677
                                                        =======    =======

The accompanying notes are an integral part of these Consolidated Statements of Cash Flows.

                       CHOICE HOTELS INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. On March 7, 1996, Manor Care, Inc. ("Manor Care") announced its intention to proceed with the separation of its lodging business from its health care business via a spin-off of its lodging business (the "Distribution"). On September 30, 1996 the Board of Directors of Manor Care declared a special dividend to its shareholders of one share of common stock of the Company for each share of Manor Care Stock, and the Board set the Record Date and the Distribution Date. The Stock Distribution was made on November 1, 1996 to holders of record of Manor Care's Common Stock on October 10, 1996.

The Distribution separated the lodging and health care businesses of Manor Care into two public corporations. The operations of the Company consist principally of the hotel franchise operations and the owned and managed hotel operations formerly conducted by Manor Care, Inc. directly or through its subsidiaries (the "Lodging Business").

On November 1, 1996, concurrent with the Distribution, the Lodging Business changed its name from Choice Hotels Holdings, Inc. to Choice Hotels International, Inc. ("CHI") and CHI's franchising subsidiary, formerly named Choice Hotels International, Inc., changed its name to Choice Hotels Franchising, Inc. ("Franchising").

2. On April 29, 1997, CHI's Board of Directors announced its intention to separate CHI's franchising business from its owned hotel business (commonly referred to as the "Sunburst Distribution"). On September 16, 1997 the Board of Directors and shareholders of the Company approved the separation of the business via a spin-off of the franchising business, along with CHI's European hotel and franchising operations, to its shareholders. The Board set October 15, 1997 as the date of distribution and on that date, Company shareholders received one share in Franchising (renamed "Choice Hotels International, Inc." and referred to hereafter as the "Company") for every share of CHI stock held on October 7, 1997 (the date of record). Concurrent with the October 15, 1997 distribution date, CHI (renamed "Sunburst Hospitality Corporation") effected a one-for-three reverse stock split of its common stock.

3. The accompanying consolidated financial statements of Choice Hotels International, Inc. and subsidiaries have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended May 31, 1997 and notes thereto included in the Form 10 Registration Statement, dated September 28, 1997. Certain reclassifications have been made to the prior year amounts to conform to current period presentation.

The consolidated financial statements present the financial position, results of operations and cash flows of the Company as if it were formed as a separate entity of the Parent which conducted the hotel franchising business and European hotel operations and as if the Company were a separate company for all periods presented. The Parent's historical basis in the assets and liabilities of the Company has been carried over to the consolidated financial statements. All material intercompany transactions and balances between the Company and its subsidiaries have been eliminated. Changes in the Investments and advances from Parent represent the net income of the Company plus the net change in cash transferred between the Company and Manor Care through November 1, 1996 and Sunburst through August 31, 1997.

4. Earnings per share for the periods presented is calculated on a pro forma basis using the weighted average number of outstanding common shares for Manor Care for August 31, 1996 and the weighted average number of outstanding shares of Sunburst Hospitality Corporation for August 31, 1997 as the Company was a wholly owned subsidiary of Manor Care and Sunburst, respectively.

5. As of August 31, 1997, the Company had franchise agreements with hotels with 292,629 rooms operating in 34 countries principally under the following brand names: Comfort, Clarion, Sleep, Quality, MainStay, Rodeway and Econo Lodge.

6. Choice Hotels International, Inc. announced it has signed a conditional agreement with Friendly Hotels, PLC ("Friendly") in which Friendly will assume the master franchise rights for Choice's Comfort, Quality and Clarion brand hotels throughout Europe (with the exception of Scandinavia) for the next 10 years. In exchange, Franchising will receive from Friendly $8.0 million, payable in eight equal annual installments.

As part of the transaction, Friendly will also acquire European hotels currently owned by Franchising for a total consideration of approximately $26.2 million in convertible preferred shares and cash. In exchange for 10 hotels in France, two in Germany and one in the UK, Franchising will receive $22.2 million in new unlisted 5.75 percent convertible preferred shares in Friendly at par, convertible for one new Friendly ordinary share for every 150p nominal of the preferred convertible shares In addition, Friendly will pay Franchising deferred compensation of $4.0 million in cash, payable by the fifth anniversary of completion or sooner dependent on the level of future profits of the hotels acquired. The European hotels included in this transaction have a carrying value of approximately $22.9 million. The transaction is subject to final documentation and Friendly shareholder approval and is expected to close in January of 1998.

7. On October 15, 1997, the Company entered into a $300 million competitive advance and multi-currency revolving credit facility (the "Credit Facility") provided by a group of 14 banks. This Credit Facility provides that up to $50 million is available for borrowings in foreign currencies. Interest on the borrowings under the Credit Facility is calculated, at the option of the borrower, at one of several rates including LIBOR plus a spread which is dependent on the leverage of the Company at the time of borrowing. The Credit Facility will terminate on October 15, 2002.

In connection with the Sunburst Distribution, the Company borrowed $115 million under its Credit Facility in order to fund a subordinated term loan to Sunburst. The Subordinated Term Note of $115 million accrues interest monthly at 11% and is due on October 15, 2002.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION
   --------------------------------------------------------------------------

The principal factors that affect the Company's results are: growth in the number of hotels under franchise; occupancies and room rates achieved by Franchising's brands; the number of relative mix of franchised hotels; and the Company's ability to manage costs. The rooms at franchised properties and occupancies and room rates at those properties significantly affect the Company's results because franchise royalty fees are based upon room revenues at franchised hotels. Increases in franchise fee revenues have a disproportionate impact on the Company's operating margin due to the lower incremental costs associated with these revenues.

The Company recorded net income for the three-month period ended August 31, 1997 of $12.1 million, an increase of 10% over August 31, 1996 results of $11.0 million. The August 31, 1996 results are prepared as if the Company was a separate stand alone subsidiary of Manor Care. The August 31, 1997 results are prepared as if the Company was a separate stand alone subsidiary of Sunburst. The increase in net income for the period is primarily attributable to an increase in franchise revenue as a direct result of the addition of new licensees to the franchise system and improvements in the operating performance of franchised hotels.

Combined revenues increased $1.3 million (or 1.7%) to $76.1 million for the period ended August 31, 1997 from $74.8 million at August 31, 1996.

Franchise Operating Revenues
----------------------------

In operating the franchise business, the Company collects marketing and reservation fees and assessments from its franchisees. The Company is contractually obligated to disburse these fees for marketing and reservation activities to be provided on behalf of its franchisees. The Company also provides certain services to its franchisees, specifically a group purchasing program, where the Company utilizes bulk purchasing power to obtain favorable pricing from third-party vendors for franchisees. This program is provided to the franchisees as a service and is not designed to be a major component of the Company's profitability. Management therefore analyzes its franchise business based on revenues net of marketing and reservation fees and product sales ("net franchise revenues").

Net franchise revenues include base royalty fees, initial fees earned on contracts signed and other revenues including strategic vendor fees. Net franchise revenues are dependent upon additional franchise properties in the system as well as the underlying performance of the hotels for continued growth. The key industry standard for measuring operating performance is revenue per available room, or RevPAR, which is calculated by multiplying the percentage of occupied rooms by the average daily room rate realized.

The Company's net franchise revenues were $34.7 million for the three months ended August 31, 1997 and $33.0 million for the three months ended August 31, 1996.

Total net franchise revenues are computed as follows:

(In millions)
                                        August 31, 1997   August 31, 1996
                                        ----------------  ----------------
Total Franchise revenues                         $ 71.8            $ 70.2
Less: Marketing and reservation fees              (31.3)            (29.1)
      Product sales                                (5.8)             (8.1)
                                                 ------            ------
Total net franchise revenues                     $ 34.7            $ 33.0
                                                 ======            ======

Royalties increased $3.4 million to $30.7 million in 1997 from $27.3 million in 1996, an increase of 12.5%. The increase in royalties is attributable to a net increase of 313 franchisees during the period representing an additional 25,061 rooms added to the system, an improvement in domestic RevPAR of 2.1% and an increase in the effective royalty rate of the domestic hotel system to 3.46% from 3.42%. Initial fee revenue generated from domestic franchise contracts signed decreased to $2.1 million from $3.4 million in 1996. Total franchise agreements signed in the first quarter of fiscal year 1998 were 135, as compared to 181 for the first quarter of fiscal year 1997. The decline in initial fees is partly a result of the Company's sales force reorganization effected during the first quarter of fiscal year 1998 and the resulting temporary displacement of the sales force. The reorganization of the regional marketing management sales and support force was completed in September of 1997.

Franchise Operating Expenses
----------------------------

The cost to operate the franchising business is reflected in selling, general and administrative costs. Total selling, general and administrative expenses of the franchise business remained stable between years. As a percentage of total net franchising revenues, total franchising selling, general and administrative expenses declined to 30.3% for the first quarter of fiscal year 1998 as compared to 32.1% for fiscal year 1997. Fiscal year 1998 costs also include approximately $500,000 of expenses resulting from the Distribution from Manor Care. Excluding these costs, as a percentage of net franchising revenues, selling, general and administrative expenses declined to 28.8% in first quarter of fiscal year 1998 from 32.1% in the first quarter of fiscal year 1997. The improvement in the franchising margins primarily relates to the economies of scale generated from operating a larger franchisee base.

Product Sales
-------------

Sales made to franchisees through the Company's group purchasing program decreased $2.3 million (or 28%) to $5.8 million for the three months ended August 31, 1997 from $8.1 million at August 31, 1996 due to the elimination of catalog sales. The group purchasing program utilizes bulk purchases to obtain favorable pricing from third party vendors for franchisees ordering similar products. Franchising acts as a "clearing-house" between the franchisee and the vendor, and orders are shipped directly to the franchisee.

Similarly, product cost of sales decreased $2.0 million (or 27%) for the three months ended August 31, 1997. The product services margins decreased for the three months ended August 31, 1997 to 6.5% from 8.1% at August 31, 1996. This purchasing program is provided to the franchisees as a service and is not expected to be a major component of Franchising's profitability.

European Hotel Operations
-------------------------

Franchising owns or operates 14 hotels in Germany, France and Great Britain. Total revenues at Franchising's owned hotel operations in Europe declined to $4.3 million for the three months ended August 31, 1997 from $4.5 million at August 31, 1996. Operating margins at the hotels increased to 11.4% at August 31, 1997 from 6.3% at August 31, 1996. The increase in operating performance reflects the significant cost cutting measures undertaken during fiscal 1998.
On October 28, 1997, the Company signed a conditional agreement with Friendly in which Friendly will assume the master franchise rights for Choice's Comfort, Quality and Clarion brand hotels throughout Europe for total consideration of $34.2 million for the next ten years. In addition, the Company is pursuing strategies with the objective of improving the profitability of the hotels including, among others, divestiture, strategic alliances and joint ventures.

Other Expenses
--------------

Depreciation and amortization increased $500,000 or 19.2% to $3.1 million for the three months ended August 31, 1997 from $2.6 million at August 31, 1996. The increase was primarily due to an increase in fixed assets purchased.

For the three months ended August 31, 1997, Franchising recognized $235,750 in dividend income from its investment in Friendly.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided by operating activities was $11.8 million for the first quarter of fiscal year 1998, a decrease of $400,000 from $12.2 million for the first quarter of fiscal year 1997. At August 31, 1997, the total long-term debt outstanding for Franchising was $125 million.

In connection with the Sunburst Distribution, management executed agreements with its lenders which it believes will provide adequate financing for both businesses post-distribution. The total debt outstanding prior to the distribution of $384 million was allocated to the two businesses. The Note Payable to Manor Care of approximately $115.7 million was satisfied and discharged and all outstanding bank obligations, excluding capital leases and the $116 million collateralized mortgage backed securities, were refinanced. In addition, the Company will settle certain trade payables and payroll obligations incurred by Sunburst prior to the distribution date subject to the net equity of the Company being no less than $40 million. An analysis of the Company's debt structure follows.

The Company has secured a five year $300 million revolving credit facility. The Credit Facility includes customary financial and other covenants that requires the maintenance of certain ratios including maximum leverage, minimum net worth and interest coverage and restricts the Company's ability to make certain investments, repurchase stock, incur debt, and dispose of assets. At the Company's option, the interest rate may be based on LIBOR, a certificate of deposit rate or an alternate base rate(as defined), plus a facility fee percentage. The rate is determined based on the Company's consolidated leverage ratio at time of borrowing. Interest on the initial borrowings is expected to be at one of several rates utilizing the three-month LIBOR rate.

At the time of the Sunburst Distribution, the Company had approximately $140 million of existing indebtedness. On October 15, 1997, the existing debt was refinanced using borrowings under the new revolver and the Company borrowed an additional $115 million. The $115 million was used to fund a 5 year, 11% Subordinated Term Note to Sunburst, which is payable in full, along with accrued interest on October 15, 2002.

The Company believes that cash flows from operations and available financing capacity is adequate to meet the expected operating and debt service requirements for the business for the immediate future.

FORWARD-LOOKING STATEMENTS
--------------------------

The statements contained in this document that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

A number of important factors could cause the Company's actual results for future periods to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.

Certain statements contained in this Form 10-Q, including those in the section entitled "Management's Discussion and Analysis of Operating Results and

Financial condition," contain forward-looking information that involves risk and uncertainties. Actual future results and trends may differ materially depending on a variety of factors discussed in the "Risk Factors" section included in the Company's Form 10 Registration Statement, including the nature and extent of future competition, and political, economic and demographic developments in countries where the Company does business or in the future may do business.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements.

                           PART II OTHER INFORMATION
                           -------------------------


ITEM 1.         LEGAL PROCEEDINGS
                -----------------

The Company is not party to any litigation, other than routine litigation incidental to the business of the Company. None of such litigation, either individually or in the aggregate, is expected to be material to the business, financial condition or results of operations of the Company.



ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
                --------------------------------

(a)   Exhibits

      Exhibit 27.01 - Financial Data Schedule - August 31, 1997


(b) The following reports were filed pertaining to the quarter ended August 31,1997.

      Form 8-K dated June 26, 1997 - Discussion of Management's Strategic Plan.

      Form 8-K dated August 8, 1997 - Reclassification of quarterly results for fiscal year 1997.

      Form 8-K dated October 1, 1997 - Announcement of both the Company and Franchising's change in its fiscal year end. Also, an announcement of the Board's acceptance of the spin-off.

                           SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              CHOICE HOTELS INTERNATIONAL, INC.

Date: November 7, 1997                             /s/ Michael J. DeSantis
      ---------------                              -----------------------------
                                              By:  Michael J. DeSantis
                                                   Senior Vice President,
                                                   General Counsel and Secretary