Form 10-Q
period 1997-11-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 1998-01-14
CIK 1046311

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                      OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


 FOR THE QUARTER ENDED NOVEMBER 30, 1997         COMMISSION FILE NO.  1-11915


                       CHOICE HOTELS INTERNATIONAL, INC.
                              10750 COLUMBIA PIKE
                           SILVER SPRING, MD. 20901
                                (301) 979-5000

         Delaware                                     52-1209792
   ------------------------                     ----------------------
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
                                                Yes   X      No
                                                    -----       -----


                                                      SHARES OUTSTANDING
      CLASS                                           AT NOVEMBER 30, 1997
-------------------                                   --------------------
Common Stock, $0.01
par value per share                                        59,821,965

                                                            ----------
================================================================================

                       CHOICE HOTELS INTERNATIONAL, INC.

                                     INDEX
                                     -----

                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION:

  Consolidated Balance Sheets -

    November 30, 1997 (Unaudited) and May 31, 1997                         3

  Consolidated Statements of Income -

    Three months ended November 30, 1997 and 1996 (Unaudited) and

    Six months ended November 30, 1997 and 1996 (Unaudited)                5

  Consolidated Statements of Cash Flows -

    Six months ended November 30, 1997 and 1996 (Unaudited)                6

  Notes to Consolidated Financial Statements (Unaudited)                   7

  Management's Discussion and Analysis of Results of

    Operations and Financial Condition                                     9

PART II.  OTHER INFORMATION AND SIGNATURE                                 14

                         PART I.  FINANCIAL INFORMATION

                       CHOICE HOTELS INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                       NOVEMBER 30,    MAY 31,
                                                          1997          1997
          ASSETS                                       (UNAUDITED)
                                                      -------------   ----------
CURRENT ASSETS

 Cash and cash equivalents                                 $  4,845     $  4,167

 Receivables (net of allowance
  for doubtful accounts of
  $7,322 and $6,159, respectively)                           30,194       24,472

 Prepaid expenses                                               147          599

 Current deferred taxes receivable                            1,069        1,069

 Other                                                       33,775        4,008
                                                           --------     --------
   Total current assets                                      70,030       34,315


PROPERTY AND EQUIPMENT, AT COST, NET OF
 ACCUMULATED DEPRECIATION                                    46,243       43,377

GOODWILL, NET OF ACCUMULATED AMORTIZATION                    69,091       69,939

FRANCHISE RIGHTS, NET OF ACCUMULATED
 AMORTIZATION                                                48,923       50,503

INVESTMENT IN FRIENDLY HOTELS, INC.                          17,644       17,161

RECEIVABLE FROM SUNBURST HOSPITALITY, INC.                  116,595           --

OTHER ASSETS                                                  7,167        6,178
                                                           --------     --------
   Total assets                                            $375,693     $221,473
                                                           ========     ========


The accompanying notes are an integral part of these Consolidated Balance
Sheets.

                       CHOICE HOTELS INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                     NOVEMBER 30,     MAY 31,
                                                         1997          1997
                                                      (UNAUDITED)
                                                     ------------  ------------
LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Current portion long-term debt                      $     34      $     36
     Accounts payable                                      26,136        20,412
     Accrued expenses                                      14,247        10,965
     Income taxes payable                                   9,518         3,318
                                                         --------      --------

         Total current liabilities                         49,935        34,731


MORTGAGES AND OTHER LONG-TERM DEBT                        278,389        46,427

NOTES PAYABLE TO MANOR CARE, INC.                              --        78,700

DEFERRED INCOME TAXES AND OTHER
     LIABILITIES                                              977         4,422
                                                         --------      --------

         Total liabilities                                329,301       164,280


STOCKHOLDERS' EQUITY

Common stock                                                  598            --
Additional paid-in capital                                 48,643            --
Cumulative translation adjustment                          (9,241)           --
Net advances from Manor Care, Inc.                             --        57,193
Retained earnings                                           6,392            --
                                                         --------      --------
         Total stockholders' equity                        46,392        57,193
                                                         --------      --------
         Total liabilities & stockholders' equity        $375,693      $221,473
                                                         ========      ========



The accompanying notes are an integral part of these Consolidated Balance
Sheets.

                       CHOICE HOTELS INTERNATIONAL, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   FOR THE THREE MONTHS ENDED  FOR THE SIX MONTHS ENDED
                                                          NOVEMBER 30,               NOVEMBER 30,
                                                   --------------------------  ------------------------
                                                       1997          1996         1997         1996
                                                   ------------  ------------  -----------  -----------

REVENUES

Royalty fees                                            $31,224       $27,381     $ 62,254     $ 55,099
Marketing and reservation fees                           32,635        26,002       63,910       55,117
Product sales                                             5,155         4,891       10,998       12,984
Initial franchise fees and relicensing fees               3,945         4,003        6,842        7,882
Other, including Partner Services Revenue                 1,722         1,957        2,429        3,383
European hotel operations                                 4,908         5,151        9,230        9,687
                                                        -------       -------     --------     --------

       Total revenue                                     79,589        69,385      155,663      144,152

OPERATING EXPENSES

Franchise marketing and reservation                      31,856        24,591       62,108       53,383
Hotel operations                                          4,104         4,363        7,935        8,612
Selling, general and administrative                      12,965        13,539       23,459       24,101
Product services cost of sales                            5,084         4,362       10,547       11,801
Depreciation and amortization                             2,008         2,668        5,086        5,220
                                                        -------       -------     --------     --------

       Total operating costs                             56,017        49,523      109,135      103,117

Income before interest expense and income taxes          23,572        19,862       46,528       41,035

INTEREST EXPENSE, NET                                     2,779         2,828        5,095        5,315
                                                        -------       -------     --------     --------

INCOME BEFORE INCOME TAXES                               20,793        17,034       41,433       35,720
INCOME TAXES                                              8,541         7,013       17,058       14,706
                                                        -------       -------     --------     --------

NET INCOME                                              $12,252       $10,021     $ 24,375     $ 21,014
                                                        =======       =======     ========     ========

EARNINGS PER SHARE                                      $  0.21       $  0.16     $   0.41     $   0.33
                                                        =======       =======     ========     ========

PRO FORMA WEIGHTED AVERAGE SHARES OUTSTANDING            59,763        63,050       59,961       63,021
                                                        =======       =======     ========     ========


The accompanying notes are an integral part of these Consolidated Statements of Income.

                       CHOICE HOTELS INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                           SIX MONTHS ENDED
                                                        ---------------------
                                                             NOVEMBER 30,
                                                           1997       1996
                                                             (UNAUDITED)
                                                        ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                              $  24,375   $ 21,014

Reconciliation of net income to net cash provided by
 operating activities:
  Depreciation and amortization                             5,086      5,220
  Provision for bad debts                                    (990)    (1,808)
  (Decrease) increase in deferred taxes                    (3,445)    (1,177)

Changes in assets and liabilities:
  Change in receivables                                    (4,732)    (3,212)
  Change in inventories and other current assets          (29,315)    (4,572)
  Change in current liabilities                             9,004     (3,062)
  Change in income taxes payable                            6,200     (2,256)
  Change in other liabilities                                  --         --
                                                        ---------   --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                6,183     10,147
                                                        ---------   --------

CASH FLOW FROM INVESTING ACTIVITIES:

Investment in property and equipment                       (5,523)    (1,255)
Other items, net                                           (3,078)   (12,428)
Loan to Sunburst Hospitality                             (115,000)        --
                                                        ---------   --------
   NET CASH UTILIZED BY INVESTING ACTIVITIES             (123,601)   (13,683)
                                                        ---------   --------

CASH FLOW FROM FINANCING ACTIVITIES:

Proceeds from mortgages and other long-term debt          232,111      4,117
Principal payments of debt                                (78,851)        --
Cash transfers to Parent, net                             (35,164)        --
                                                        ---------   --------
   NET CASH PROVIDED BY FINANCING ACTIVITIES              118,096      4,117
                                                        ---------   --------

Net change in cash and cash equivalents                 $     678   $    581
Cash and cash equivalents, beginning of period              4,167      3,812
                                                        ---------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $   4,845   $  4,393
                                                        =========   ========

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

In the opinion of the Company, the accompanying unaudited financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of November 30, 1997 and the income for the three months and six months ended November 30, 1997 and 1996. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

The consolidated financial statements present the financial position, results of operations and cash flows of the Company as if it were formed as a separate entity of the Parent which conducted the hotel franchising business and European hotel operations and as if the Company were a separate company for all periods presented. The Parent's historical basis in the assets and liabilities of the Company has been carried over to the consolidated financial statements. All material inter-company transactions and balances between the Company and its subsidiaries have been eliminated. Changes in the Investments and advances from Parent represent the net income of the Company plus the net change in cash transferred between the Company and Manor Care through November 1, 1996 and Sunburst through October 15, 1997.

The Investments and advances from Parent represents the cumulative income of the Company plus the net change in cash transferred between the Company and Parent. At the time of the Sunburst Distribution, this amount was converted to the equity of the Company and allocated to common stock, additional paid-in capital and cumulative translation adjustment. The amounts so allocated were determined based, to some extent, on estimates as of the Sunburst Distribution and may be subject to adjustment in the future. In the opinion of the Company, such adjustments, if any, will not have a material impact on the Company's financial position.

4. Earnings per share for the fiscal 1997 periods presented was calculated on a pro forma basis using the weighted average number of outstanding common shares for Manor Care through November 1, 1996, Sunburst through October 15, 1997 and shares outstanding for the Company through November 30, 1997.

5. As of November 30, 1997, the Company had franchise agreements with hotels with 293,772 rooms operating in 34 countries principally under the following brand names: Comfort, Clarion, Sleep Inn, Quality, MainStay, Rodeway Inn and Econo Lodge.

6. Choice Hotels International, Inc. announced it has signed a conditional agreement with Friendly Hotels, PLC ("Friendly")in which Friendly will assume the master franchise rights for Choice's Comfort, Quality and Clarion brand hotels throughout Europe (with the exception of Scandinavia) for the next 10 years. In exchange, the Company will receive from Friendly $8.0 million, payable in eight equal annual installments.

As part of the transaction, Friendly will also acquire European hotels currently owned by the Company for a total consideration of approximately $26.2 million in convertible preferred shares and cash. In exchange for 10 hotels in France, two in Germany and one in the UK, the Company will receive $22.2 million in new unlisted 5.75 percent convertible preferred shares in Friendly at par, convertible for one new Friendly ordinary share for every 150p nominal of the preferred convertible shares. In addition, Friendly will pay the Company deferred compensation of $4.0 million in cash, payable by the fifth anniversary of completion or sooner dependent on the level of future profits of the hotels acquired. The European hotels included in this transaction have a carrying value of approximately $22.9 million. The transaction is subject to final documentation and Friendly shareholder approval and is expected to close in January of 1998.

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

In connection with the Sunburst Distribution, the Company borrowed $115 million under its Credit Facility in order to fund a subordinated term loan to Sunburst. The Subordinated Term Note of $115 million accrues interest monthly at 11% and is due on October 15, 2002. No interest is payable until maturity. Total interest accrued at November 30, 1997 was $1,595,000.

In accordance with the Distribution Agreement with Sunburst, the Company agreed to assume and pay certain liabilities of Sunburst, subject to the Company maintaining a minimum net worth of $40 million, at the date of Distribution. As of November 30, 1997, approximately $28 million of estimated receivables are due to the Company from Sunburst, which are included in other current assets. These receivables relate to the net worth guarantee, the estimated final allocation of assets and liabilities and the reimbursement of various expenses, subsequent to the Distribution Date.

8. The Company enters into interest rate swap agreements to manage its exposure to interest rate fluctuations. The Company has interest rate swaps with a notional amount of $115 million which it uses to convert certain variable rate borrowings on its revolver to fixed rates. The interest rate agreements have an average life of three and one-half years with an average fixed rate of 6.05% and a current variable rate of 5.76%.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION
   --------------------------------------------------------------------------

The principal factors that affect the Company's results are: growth in the number of hotels under franchise; occupancies and room rates achieved by the Company's brands; the number and relative mix of franchised hotels; and the Company's ability to manage costs. The rooms at franchised properties and occupancies and room rates at those properties significantly affect the Company's results because franchise royalty fees are based upon room revenues at franchised hotels. Increases in franchise operating revenues have a disproportionate impact on the Company's operating margin due to the lower incremental costs associated with these revenues.

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996
---------------------------------------------------------------------------

The Company recorded net income for the three-month period ended November 30, 1997 of $12.3 million, an increase of 23% over November 30, 1996 results of $10.0 million. The November 30, 1996 and 1997 results are prepared as if the Company was a separate stand alone subsidiary of Sunburst for all periods presented. The increase in net income for the period is primarily attributable to an increase in franchise revenue as a direct result of the addition of new licensees to the franchise system and improvements in the operating performance of franchised hotels.

Combined revenues increased $10.2 million (or 14.7%) to $79.6 million for the period ended November 30, 1997 from $69.4 million at November 30, 1996.

Franchise Operating Revenues
----------------------------

In operating the franchise business, the Company collects marketing and reservation fees and assessments from its franchisees. The Company is contractually obligated to disburse these fees for marketing and reservation activities to be provided on behalf of its franchisees. The Company also provides certain services to its franchisees, specifically a group purchasing program, where the Company utilizes its bulk purchasing power to obtain favorable pricing from third-party vendors for franchisees. This program is provided to the franchisees as a service and is not designed to be a major component of the Company's profitability. Management therefore analyzes its franchise business based on revenues net of marketing and reservation fees and product sales ("net franchise revenues").

Net franchise revenues include base royalty fees, initial fees and relicensing fees earned on contracts signed and other revenues including strategic vendor fees. Net franchise revenues are dependent upon additional franchise properties in the system as well as the underlying performance of the hotels for continued growth. The key industry standard for measuring operating performance is revenue per available room, or RevPAR, which is calculated by multiplying the percentage of occupied rooms by the average daily room rate realized.

The Company's net franchise revenues were $36.9 million for the three months ended November 30, 1997 and $33.3 million for the three months ended November 30, 1996.

Total net franchise revenues are computed as follows:

(In millions)
                                        November 30, 1997   November 30, 1996
                                        ------------------  ------------------
Total Franchise revenues                           $ 74.7              $ 64.2
Less: Marketing and reservation fees                (32.6)              (26.0)
      Product sales                                  (5.2)               (4.9)
                                                   ------              ------
Total net franchise revenues                       $ 36.9              $ 33.3
                                                   ======              ======

Royalties increased $3.8 million to $31.2 million in 1997 from $27.4 million in 1996, an increase of 13.9%. The increase in royalties is attributable to a net increase of 269 franchise properties representing an additional 21,400 rooms added to the system, an improvement in domestic RevPAR of 2.8% and an increase in the effective royalty rate of the domestic hotel system to 3.52% from 3.41%. Initial fee and relicensing fee revenue generated from domestic franchise contracts signed decreased to $3.9 million from $4.0 million in 1996. Total franchise agreements signed in the second quarter of fiscal year 1998 were 168, as compared to 198 for the second quarter of fiscal year 1997. The decline in initial fees is partly a result of the Company's sales force reorganization effected during the first quarter of fiscal year 1998 and the resulting temporary displacement of the sales force. The reorganization of the regional marketing management sales and support force was completed in September of 1997. The total number of hotels open and under development, however, increased to 4,338 from 3,990, an increase of 8.7% for the period ending November 30, 1997. This represents an increase in the number of rooms open and under development of 7.5% from 342,221 as of November 30, 1996 to 367,793 as of November 30, 1997.

Franchise Operating Expenses
----------------------------

The cost to operate the franchising business is reflected in selling, general and administrative costs. Total selling, general and administrative expenses of the franchise business declined from $13.5 million to $12.9 million for November 30, 1997. As a percentage of total net franchising revenues, total franchising selling, general and administrative expenses declined to 35.2% for the second quarter of fiscal year 1998 as compared to 40.5% for fiscal year 1997. The improvement in the franchising margins primarily relates to the 13.9% growth in franchise royalties, while maintaining operating costs.

Product Sales
-------------

Sales made to franchisees through the Company's group purchasing program increased $0.3 million (or 6%) to $5.2 million for the three months ended November 30, 1997 from $4.9 million at November 30, 1996 due to the elimination of catalog sales. The group purchasing program utilizes bulk purchases to obtain favorable pricing from third party vendors for franchisees ordering similar products. The Company acts as a "clearing-house" between the franchisee and the vendor, and orders are shipped directly to the franchisee.

Similarly, product cost of sales increased $0.7 million (or 16%) for the three months ended November 30, 1997. This purchasing program is provided to the franchisees as a service and is not expected to be a major component of the Company's profitability.

European Hotel Operations
-------------------------

The Company owns or operates 14 hotels in Germany, France and Great Britain. Total revenues at the Company's owned hotel operations in Europe declined to $4.9 million for the three months ended November 30, 1997 from $5.2 million at November 30, 1996. Operating margins at the hotels increased to 16.3% at November 30, 1997 from 13.7% at November 30, 1996. The increase in operating performance reflects the significant cost cutting measures undertaken during fiscal 1998.

On October 28, 1997, the Company signed a conditional agreement with Friendly in which Friendly will assume the master franchise rights for Choice's Comfort, Quality and Clarion brand hotels throughout Europe (with the exception of Scandinavia) for the next ten years for consideration of $8.0 million, payable in eight equal annual installments. In addition, Friendly will acquire

European hotels currently owned by the Company for a total consideration of approximately $26.2 million in convertible preferred shares and cash.

Other Expenses
--------------

For the three months ended November 30, 1997, the Company recognized $277,073 in dividend income from its investment in Friendly.

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED NOVEMBER 30, 1997 AND 1996
-------------------------------------------------------------------------

The Company recorded net income for the six-month period ended November 30, 1997 of $24.4 million, an increase of 16.2% over November 30, 1996 results of $21.0 million. The November 30, 1996 results are prepared as if the Company was a separate stand alone subsidiary of Manor Care. The November 30, 1997 results are prepared as if the Company was a separate stand alone subsidiary of Sunburst. The increase in net income for the period is primarily attributable to an increase in franchise revenue as a direct result of the addition of new licensees to the franchise system and improvements in the operating performance of franchised hotels.

Combined revenues increased $11.5 million (or 8.0%) to $155.7 million for the period ended November 30, 1997 from $144.2 million at November 30, 1996.

Franchise Operating Revenues
----------------------------

The Company's net franchise revenues were $71.5 million for the six months ended November 30, 1997 and $66.4 million for the six months ended November 30, 1996.

Total net franchise revenues are computed as follows:

(In millions)
                                        November 30, 1997   November 30, 1996
                                        ------------------  ------------------
Total Franchise revenues                           $146.4              $134.5
Less: Marketing and reservation fees                (63.9)              (55.1)
      Product sales                                 (11.0)              (13.0)
                                                   ------              ------
Total net franchise revenues                       $ 71.5              $ 66.4
                                                   ======              ======

Royalties increased $7.2 million to $62.3 million in 1997 from $55.1 million in 1996, an increase of 13.1%. The increase in royalties is attributable to a net increase of 269 franchise properties representing an additional 21,400 rooms added to the system, an improvement in domestic RevPAR of 2.4% and an increase in the effective royalty rate of the domestic hotel system to 3.50% from 3.43%. Initial fee and relicensing fee revenue generated from domestic franchise contracts signed decreased to $6.8 million from $7.9 million in 1996. Total franchise agreements signed in the first six months of fiscal year 1998 were 303, as compared to 375 for the first six months of fiscal year 1997.

Franchise Operating Expenses
----------------------------

The cost to operate the franchising business is reflected in selling, general and administrative costs. Total selling, general and administrative expenses of the franchise business declined from $24.1 million to $23.5 million for November 30, 1997. As a percentage of total net franchising revenues, total franchising selling, general and administrative expenses declined to 32.9% for the first six months of fiscal year 1998 as compared to 36.3% for fiscal year 1997. The improvement in the franchising margins primarily relates to the 13.1% growth in franchise royalties, while maintaining operating costs.

Product Sales
-------------

Sales made to franchisees through the Company's group purchasing program decreased $2.0 million (or 15.4%) to $11.0 million for the six months ended November 30, 1997 from $13.0 million at November 30, 1996 due to the elimination of catalog sales. The group purchasing program utilizes bulk purchases to obtain favorable pricing from third party vendors for franchisees ordering similar products. The Company acts as a "clearing-house" between the franchisee and the vendor, and orders are shipped directly to the franchisee.

Similarly, product cost of sales decreased $1.3 million (or 11.0%) for the six months ended November 30, 1997. This purchasing program is provided to the franchisees as a service and is not expected to be a major component of the Company's profitability.

European Hotel Operations
-------------------------

The Company owns or operates 14 hotels in Germany, France and Great Britain. Total revenues at the Company's owned hotel operations in Europe declined to $9.2 million for the six months ended November 30, 1997 from $9.7 million at November 30, 1996. Operating margins at the hotels increased to 14.0% at November 30, 1997 from 11.1% at November 30, 1996. The increase in operating performance reflects the significant cost cutting measures undertaken during fiscal 1998.

Other Expenses
--------------

For the six months ended November 30, 1997, the Company recognized $512,823 in dividend income from its investment in Friendly.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided by operating activities was $6.2 million for the six months ended November 30, 1997, a decrease of $3.9 million from $10.1 million at November 30, 1996. At November 30, 1997, the total long-term debt outstanding for the Company was $278.4 million.

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

Certain statements contained in this Form 10-Q, including those in the section entitled "Management's Discussion and Analysis of Operating Results and Financial Condition," contain forward-looking information that involves risk and uncertainties. Actual future results and trends may differ materially depending on a variety of factors discussed in the "Risk Factors" section included in the Company's Form 10 Registration Statement and various Form 8-K filings, including the nature and extent of future competition, and political, economic and demographic developments in countries where the Company does business or in the future may do business.

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



ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
                --------------------------------

(a)   Exhibits

        Exhibit 27.01 - Financial Data Schedule - November 30, 1997

        Exhibit 10.1 - Employment Agreement between Choice Hotels International, Inc. and Donald Dempsey dated December 18, 1997.

        Exhibit 10.2 - Consulting Agreement between Choice Hotels International, Inc. and Barry L. Smith dated December 18, 1997.

(b) The following reports were filed pertaining to the quarter ended November 30,1997.

        Form 8-K dated October 1, 1997 - Announcement of both the Company and Franchising's change in its fiscal year end. Also, an announcement of the Board's acceptance of the spin-off.

        Form 8-K dated October 29, 1997 - Announcement of the completion of the spin-off. Also, submission of final distribution agreements associated with the spin-off.

                                   SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CHOICE HOTELS INTERNATIONAL, INC.

Date: January 14, 1997                         /s/ Michael J. DeSantis
                                                   -----------------------------
                                               By: Michael J. DeSantis
                                                   Senior Vice President,
                                                   General Counsel and Secretary