Form 10-K
period 1997-12-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 1998-03-31
CIK 1046311

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                             _____________________
                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996].

For the fiscal year ended
                                      OR
[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED].

For the transition period from   June 1, 1997     to   December 31, 1997
                                 ----------------      -----------------

                   Commission file number   001-13393
                                           ----------

                       CHOICE HOTELS INTERNATIONAL, INC.
                    --------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

                    DELAWARE                               52-1209792
        ---------------------------------                --------------
          (State or Other Jurisdiction                  (I.R.S. Employer
        of Incorporation or Organization)              Identification No.)


       10750 Columbia Pike, Silver Spring, Maryland            20901
       --------------------------------------------        --------------
         (Address of Principal Executive Offices)            Zip Code

Registrant's telephone number, including area code (301) 979-5000
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class            Name of Each Exchange on Which Registered
------------------------------       -----------------------------------------

    Common Stock, Par Value                  New York Stock Exchange
------------------------------     -----------------------------------------
       $.01 per share
       --------------
------------------------------     -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:


-------------------------------------------------------------------------------
                                (Title of Class)


-------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed in Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months as for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  x    No
                                              ----      ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of voting stock of Choice Hotels International, Inc. held by non-affiliates was
$682,914,860 as of March 12, 1998 based upon a closing price of $17.125 per share.


             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes        No
    -----      -----

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of Choice Hotels International, Inc.'s Common Stock at March 12, 1998 was 59,741,072.

                     DOCUMENTS INCORPORATED BY REFERENCE.

     PART I     1997 Annual Report to Stockholders

     PART II    1997 Annual Report to Stockholders
                Proxy Statement dated March 30, 1998

     PART III   Proxy Statement dated March 30, 1998

                                    PART I

ITEM 1.  BUSINESS

Overview

          Choice Hotels International, Inc. (the "Company" or "Choice") is the world's second largest franchisor of hotel properties with 3,484 open and operating in 33 countries at December 31, 1997. In addition, at December 31, 1997, the Company had 844 franchise properties currently under development representing a total of 74,413 rooms. Choice franchises lodging properties under one of the Company's proprietary brand names (the "Choice brands"):
Comfort(R), Quality(R), Clarion(R), Sleep(R), Rodeway(R), Econo Lodge(R) and MainStaySM. The Company has over 2,100 franchisees in the franchise system with no single franchisee accounting for more than 5% of its royalty or total revenues. The Company franchises hotels in all 50 states and the District of Columbia and 32 additional countries, with 95% of its franchising revenue generated from hotels franchised in the United States. With recognized brands, and a diverse and growing franchisee base, the Company believes it has a strong foundation for continued growth.

          Choice is a "pure-play" lodging franchisor with limited real estate exposure and low capital expenditure requirements. With a focus on hotel franchising versus ownership, the Company benefits from the economics of scale inherent in the franchising business. The fee and cost structure of the Company's business provides significant opportunities to increase profits by increasing the number of franchise properties. The Company derives substantially all of its revenues from franchise fees which consist of an initial fee and ongoing royalty, marketing, and reservation fees which are based as a percentage of the franchisees gross room revenues. The principal factors that affect the Company's results are: (1) growth in the number of hotels under franchise; (ii) occupancies and roomrates achieved by the hotels under franchise; (iii) the number and relative mix of franchised hotels and (iv) the Company's ability to manage costs. The number of rooms at franchised properties and occupancies and room rates at those properties significantly affect the Company's results because royalty fees are based upon room revenues at franchised hotels. The variable overhead costs associated with franchise system growth are substantially less than incremental royalty fees generated from new franchisees, therefore the Company is able to capture a significant portion of these royalty fees as operating income. The Company believes that the continued growth of its franchise business should enable it to capture increasing benefits from the operating leverage in place thereby improving operating margins. The Company's franchising operating margins/1/ have improved from 47.1% as of May 31, 1995 to 55.0% as of May 31, 1997. Furthermore, the Company has generated steady royalty fee income from its increasing franchisee base growing from $50.9 million for the year ended May 31, 1992 to $95.2 million for the year ended May 31, 1997 representing a compound annual growth rate of 13.3%. Earning before interest, taxes, depreciation and amortization has grown at a compound annual growth rate of 20.2% from $32.2 million for the year ended May 31, 1992 to $80.8 million for the year end May 31, 1997.

----------
/1/ Franchising operating margin is calculated by deducting selling, general and administrative expenses plus allocable depreciation and amortization from net franchising revenues.

Company History

          Prior to becoming a separate, publicly-held company on October 15, 1997 pursuant to the Company Spinoff (as defined below), the Company was known as Choice Hotels Franchising, Inc. and was a wholly-owned subsidiary of Choice Hotels International, Inc. ("Former Choice"). On October 15, 1997, Former Choice distributed to its stockholders its hotel franchising business (which had previously been primarily conducted by the Company) and its European hotel ownership and franchising business pursuant to a pro rata distribution to its stockholders of all of the stock of the Company (the "Company Spinoff"). At the time of the Company Spinoff, the Company changed its name to "Choice Hotels International, Inc.," and Former Choice changed its name to "Sunburst Hospitality Corporation." For purposes of the Offering Memorandum, references to the Company's former parent corporation prior to the Company Spinoff are to "Former Choice," and reference to such corporation after the Company Spinoff are to "Sunburst."

          Prior to November 1996, Former Choice was a subsidiary of Manor Care, Inc. ("Manor Care") which, directly and through its subsidiaries, engaged in the hotel franchising business currently conducted by the Company as well as the ownership and management of hotels (together with the hotel franchising business, the ("Lodging Business") and the health care business. On November 1, 1996, Manor Care separated the Lodging Business from its health care business through a pro rata distribution to the holders of Manor Care's common stock of all of the stock of Former Choice (the "Former Choice Spinoff"). In connection with the Former Choice Spinoff, the Company became a wholly-owned subsidiary of Former Choice and remained as such until consummation of the Company Spinoff.

The Lodging Industry

          As of December 31, 1997, there were approximately 3.6 million hotel rooms in the United States in hotels/motels containing twenty or more rooms. Of those rooms, approximately 1.1 million rooms were not affiliated with a national or regional brand, while the remaining approximately 2.5 million rooms were affiliated with a brand either through franchise or the ownership/management of a national or regional chain.

          During the late 1980s, the industry added approximately 500,000 hotel rooms to its inventory due largely to a favorable hotel lending environment, the ability of hotel operators to regularly increase room rates and the deductibility of passive tax losses, which encouraged hotel development. As a result, the lodging industry saw an oversupply of rooms and a decrease in industry performance.

          The lodging industry in recent years has demonstrated strong performance, based on year-to-year increases in room revenues, average daily rates, revenue per available room ("RevPAR"), and lodging industry profitability. RevPAR is calculated by multiplying the percentage of occupied rooms by the average daily room rate realized. Since 1993, the lodging industry has been able to increase its average daily rate ("ADR") at a pace faster than the increase in the Consumer Price Index ("CPI"), a common measure of inflation published by the US Department of Labor. The following chart demonstrates the recent trends:

THE US LODGING INDUSTRY'S GROWTH TRENDS SINCE 1991

               INCREASES IN                   AVERAGE
                   ROOM                        DAILY       INCREASE       INCREASE      REVENUE PER
                  REVENUE                      ROOM         IN ADR         IN CPI        AVAILABLE                         NEW
                  VERSUS        OCCUPANCY      RATES        VERSUS         VERSUS           ROOM           PROFITS        ROOMS
YEAR            PRIOR YEAR        RATES        (ADR)      PRIOR YEAR     PRIOR YEAR       (REVPAR)      (IN BILLIONS)     ADDED
----           -----------      --------      -------     ----------     ----------     -----------     -------------     -----
1992.........      3.5%          62.6%         $58.91        1.4%           2.9%           $36.87        break-even       36,000
1993.........      4.6%          63.5%         $60.53        2.7%           2.7%           $38.42           $ 2.4         40,000
1994.........      7.1%          64.7%         $62.86        3.8%           2.7%           $40.70           $ 5.5         45,000
1995.........      6.7%          65.1%         $65.81        4.7%           2.9%           $42.83           $ 8.5         64,000
1996.........      8.9%          65.0%         $70.81        7.6%           2.9%           $46.06           $12.5        101,000
1997.........      8.8%          64.5%         $75.16        6.1%           1.9%           $48.50           $14.5        123,000

-------------------
Source:  Smith Travel Research


          The Company believes the lodging industry can be divided into three categories: luxury or upscale, middle-market and economy. The Company believes the luxury category generally has room rates above $70 per night, the middle-market category generally has room rates between $46 and $70 per night and the economy category generally has room rates less than $46 per night.

          Service is a distinguishing characteristic in the lodging industry. Generally, the Company believes there are three levels of service: full-service hotels (which offer food and beverage services, meeting rooms, room service and similar guest services); limited-service hotels (which offer amenities such as swimming pools, continental breakfast, or similar services); and all-suites hotels (which usually have limited public areas, but offer guests two rooms or one room with distinct areas, and which may or may not offer food and beverage services).

          The Company's Econo Lodge(R), Rodeway(R) and Sleep(R) brands compete primarily in the limited-service economy market; the Company's Comfort(R) and Quality(R) brands compete primarily in the limited-service middle-market. The Company's MainStay(SM) Suites brand competes primarily in the all-suites middle-market. The Company's Clarion(R) brand competes primarily in the full-service upscale market.

          New hotels opened in recent years typically have been limited-service hotels, as limited-service hotels are less costly to develop, enjoy higher gross margins, and tend to have better access to financing. These hotels typically operate in the economy and middle-market categories and are located in suburban or highway locations. From 1991 to 1996, the average room count in new hotels declined from 122 to 87, primarily because hotel developers found it difficult to obtain financing of more than $3 million from their primary lending sources (local banks and Small Business Administration-guaranteed loan programs).

          In recent years, operators of hotels not owned or managed by major lodging companies have increasingly joined national hotel franchise chains as a means of remaining competitive with hotels owned by or affiliated with national lodging companies. Because the costs of owning and operating a hotel are generally fixed, increases in revenues generated by affiliation with a franchise lodging chain can improve a hotel's financial performance. Of approximately 2,198 hotel properties that changed their affiliation in 1996, 88% converted from independent status to affiliation with a chain or converted from one chain to another, while only 12% canceled or were required to cancel their chain affiliation. A total of 466 independent properties switched to a franchise chain in 1996, the second largest number in the past ten years.

          The large franchise lodging chains, (including the Company), generally provide a number of services to hotel operators to improve the financial performance of their properties, including national reservation systems, marketing and advertising programs and direct sales programs. The Company believes that national franchise chains with a larger number of hotels enjoy greater brand awareness among potential guests than those with fewer numbers of hotels, and that greater brand awareness can increase the desirability of a hotel to its potential guests.

          The Company believes that hotel operators choose lodging franchisors based primarily on the perceived value and quality of each franchisor's brand and its services, and the extent to which affiliation with that franchisor may increase the franchisee's reservations and profits.

Franchise Business

Economics of Franchise Business. The fee and cost structure of the Company's business provides significant opportunities for the Company to increase profits by increasing the number of franchised properties. As a hotel franchisor, the Company derives substantially all of its revenue from franchise fees. The Company's franchise fees consist of an initial fee and ongoing royalty, marketing and reservation fees which are based on a percentage of the franchisee's gross room revenues. The royalty portion of the franchise fee is intended to cover the Company's operating expenses, such as expenses incurred in quality assurance, administrative support and other franchise services and to provide the Company with operating profits. The marketing and reservation portion of the franchise fee is intended to reimburse the Company for the expenses associated with providing such franchise services as the central reservation system and national marketing and media advertising.

          Much of the variable costs associated with the Company's activities are reimbursed by the franchisees through the initial fees, and marketing and reservation fees. The royalty fees generated from franchisees more than cover the fixed costs of the business at its current level. The variable overhead costs associated with franchise system growth are substantially less than incremental royalty fees generated from new franchisees, therefore the Company is able to capture a significant portion of these royalty fees as operating income.

Strategy. The Company's business strategy is based on creating an organization that is focused on consumer and franchisee needs, optimizing the portfolio of brands, strategically growing the franchise system, improving its and its franchisees' margins, growing profitability internationally, and pursuing complimentary business opportunities. Key components of the Company's strategy include:

 .  Organize for Success.  The Company has created an organizational structure to
   --------------------
   focus on consumers, serve franchisees and leverage the franchise system, the underpinnings of which are an emphasis on consumers and franchise service.

      Consumer Focus--Brand management, new product development and traditional
      --------------
      marketing and advertising are all combined under the Company's Marketing Department to create consumer focus and to drive demand for the Company's brand products. New product development will be based on consumer needs determined through consumer research. The Company believes that a consumer focus will lead to greater demand for the Company's products, which in turn will result in higher revenue from the Company's franchise system.

      Franchisee Service--Franchise service and sales are consolidated under a
      ------------------
      regional structure made up of five regional operating teams. This structure provides each licensee one primary contact who is responsible for assessing and responding to each hotel's specialized needs. Led by seasoned lodging executives averaging over 20 years experience in this industry, the Company believes it is positioned to strategically develop new hotel franchises and enhance the operating performance of its existing hotels.

      Leveraging the Franchise System--Strategic partnerships, purchasing and other functions that leverage the scale of the franchise system are combined under the Company's partner services group. The Company believes there is significant opportunity to leverage its size by entering into joint marketing arrangements with national and multi-national companies that want to gain exposure to the millions of guests who patronize the Company's franchise hotels each year. In the past, these arrangements have added to the Company's and its franchisees' revenues and profits by attracting business to its franchise hotels.

 .  Optimize the Brand Portfolio.   The Company believes that each of its brands
   has particular attributes and strengths. The Company's strategy is to leverage the strengths of each brand for profit growth and for identifying new niches into which the company may expand. This will be effectuated through a raising of the Company's brand standards strictly enforced through consumer-driven quality assurance.

 .  Increase Market Penetration on a Strategic Basis.   The Company will take
   advantage of its regional structure to analyze key markets in the U.S. and, in conjunction with its franchisees, identify the best opportunities for new development or conversion to one of the Company's brands.

 .  Improve Margins Through Increased Productivity.   The Company addresses the
   competitiveness of its own and its franchisees' profitability by initiating revenue generating programs and improving cost productivity. A key component of this strategy is the roll out of the Company's proprietary property and yield management system "Profit Manager by Choice", which the Company believes will improve the RevPAR of its franchisees. This will be supplemented by continued enforcement of the Company's contracts (including licensee audits) and an aggressive focus on strategic partnership opportunities.


 .  Profitably Grow Internationally.   During the ten fiscal years ended May 31,
   1997, the number of properties in the Company's international franchise system increased to 563 properties with 47,603 rooms, from 81 properties with 8,330 rooms. As of December 31, 1997, the Company's international franchise system had 605 properties with 50,687 rooms. The Company's international franchise system includes hotels in 32 countries outside the United States. The Company plans to continue to profitably grow its brands internationally through a strategic pursuit of joint ventures, master franchising agreements and brand specific area development agreements.


 .  Pursue Complementary Business Opportunities.  The separation of Choice from
   Former Choice allows the Company to focus solely on franchising, including potential acquisition opportunities that are complementary to the Company's core business and unique operating skills. Choice's acquisition strategy includes the potential purchase of lodging brands that would enhance the offerings the Company currently makes to its franchisees and hotel consumers.


Franchise System

          The Company's franchise hotels operate under one of the Choice brand names: Comfort(R), Quality(R), Clarion(R), Sleep(R), Rodeway(R), Econo Lodge(R) and MainStaySM. The following table presents key statistics relative to Choice's domestic franchise system over the four fiscal years ended May 31, 1997, and for the seven-month periods ended December 31, 1996 and 1997.

                      COMBINED DOMESTIC FRANCHISE SYSTEM


                                                                                                AS OF AND FOR THE SEVEN MONTHS
                                                AS OF AND FOR THE YEAR ENDED MAY 31,                   ENDED DECEMBER 31,
                                         -------------------------------------------------------------------------------------
                                           1994          1995         1996         1997            1996               1997
                                         --------      --------     --------     --------        --------           --------

Number of properties, end of period...      2,283        2,311        2,495         2,781            2,672             2,879
Number of rooms, end of period........    203,019      200,792      214,613       235,431          226,346           242,061
Average Royalty Rate(1)...............        3.1%         3.2%         3.3%          3.4%             3.4%              3.5%
Average occupancy percentage..........       62.2%        63.8%        63.8%         62.6%            67.7%             66.2%
Average daily room rate (ADR).........   $  45.63     $  47.13     $  49.49      $  51.92         $  52.50          $  54.97
RevPAR(2).............................  *$  28.40     $  30.08     $  31.60      $  32.52         $  35.54          $  36.39
                                            28.40
Royalty fees ($000s)..................   $ 62,590     $ 71,665     $ 82,239      $ 91,724         $ 58,025          $ 65,271

(1) Represents domestic royalty fees as a percentage of aggregate gross room revenues of all of the domestic Choice brand franchised hotels.
(2) The Company's RevPAR figure for each fiscal year is an average of the RevPAR calculated for each month in the fiscal year. The Company calculates RevPAR each month based on information actually reported by franchisees on a timely basis to the Company.

          The Company has over 2,100 domestic franchisees and operates in all 50 states and the District of Columbia. Approximately 95% of the total royalty income is generated from domestic franchise operations. Consequently, the Company's analysis of its franchise system is focused on the domestic operations. Currently, no master franchisee or other franchisee accounts for 5% or more of Choice's royalty revenues or total revenues. Sunburst is the Company's largest franchisee with a portfolio of 76 hotels containing 10,885 rooms located in 26 states as of December 31, 1997.

Brand Positioning

          The Company's hotels are primarily limited-service hotels (offering amenities such as swimming pools and continental breakfast) or limited-to-full service (offering amenities such as food and beverage services, meeting rooms and room service).

Comfort. The Comfort brand is the Company's largest. Comfort Inns and Comfort Suites hotels offer rooms in the limited-service, middle market category. Comfort Inns and Comfort Suites are targeted to business and leisure travelers. Principal competitor brands include Days Inn, Fairfield Inn, Hampton Inn, Holiday Express and LaQuinta. At December 31, 1997, there were 1,470 Comfort Inn properties and 147 Comfort Suite properties with a total of 114,341 and 12,133 rooms, respectively, open and operating worldwide. An additional 197 Comfort Inn properties and 132 Comfort Suite properties with a total of 17,129 and 10,674 rooms, respectively, were under development.

          Comfort properties are located in the United States and in Australia, the Bahamas, Belgium, Canada, France, Germany, India, Indonesia, Ireland, Italy, Jamaica, Mexico, Norway, Portugal, Puerto Rico, Sweden, Switzerland, Thailand, the United Kingdom and the United Arab Emirates. The following chart summarizes the Comfort system in the United States:

                            COMFORT DOMESTIC SYSTEM


                                                                                                AS OF AND FOR THE SEVEN MONTHS
                                                AS OF AND FOR THE YEAR ENDED MAY 31,                   ENDED DECEMBER 31,
                                         -------------------------------------------------------------------------------------
                                           1994          1995         1996         1997            1996               1997
                                         --------      --------     --------     --------        --------           --------

Number of properties, end of period..        935         1,015        1,129        1,255           1,205              1,304
Number of rooms, end of period.......     82,479        87,551       94,160      102,722          99,343            105,384
Royalty fees ($000s).................    $31,187       $37,635      $44,657     $ 50,758         $32,156           $ 36,446
Average occupancy percentage.........       68.0%         69.5%        68.7%        67.2%           72.6%              71.3%
Average daily room rate (ADR)........    $ 46.46       $ 48.24      $ 51.13     $  54.17         $ 54.97           $  57.15
RevPAR...............................    $ 31.57       $ 33.54      $ 35.11     $  36.39         $ 39.90           $  40.75

Sleep Inn. Established in 1988, Sleep Inn is a new-construction hotel brand in the limited-service, economy category. Sleep Inns are targeted to the business and leisure traveler. Principal competitor brands include Days Inn, Fairfield Inn, Holiday Express, LaQuinta Inn, Ho-Jo Inn and Ramada Inn.

          At December 31, 1997, there were 160 Sleep Inn properties with a total of 11,886 rooms open and operating worldwide. An additional 128 properties with a total of 9,852 rooms were under development. The properties are located in the United States, Canada, the Cayman Islands and Thailand. The following chart summarizes the Sleep system in the United States:

                             SLEEP DOMESTIC SYSTEM

                                                                                                AS OF AND FOR THE SEVEN MONTHS
                                                AS OF AND FOR THE YEAR ENDED MAY 31,                   ENDED DECEMBER 31,
                                         -------------------------------------------------------------------------------------
                                           1994          1995         1996         1997            1996               1997
                                         --------      --------     --------     --------        --------           --------

Number of properties, end of period..        34             51          87           131             114                157
Number of rooms, end of period.......     2,921          3,672       6,396         9,635           8,365             11,595
Royalty fees ($000s).................    $  605         $1,080      $2,108        $3,343          $2,037            $ 2,630
Average occupancy percentage.........      64.6%          65.3%       65.5%         63.9%           69.3%              66.5%
Average daily room rate (ADR)........    $39.11         $41.89      $45.11        $48.11          $48.68            $ 50.54
RevPAR...............................    $25.28         $27.37      $29.56        $30.75          $33.73            $ 33.60

Quality. Certain Quality Inns and Quality Suites hotels compete in the limited-service, middle market category while others compete in the full-service, middle market category. Quality Inns and Quality Suites are targeted to business and leisure travelers. Principal competitor brands include Best Western, Holiday Inn, Howard Johnson, Ramada Inn and Days Inn. At December 31, 1997, there were 617 Quality Inn properties with a total of 70,038 rooms, and 44 Quality Suites properties with a total of 5,953 rooms open worldwide. An additional 110 Quality Inn properties and 47 Quality Suites properties with a total of 13,410 rooms and 3,141 rooms, respectively, were under development.

          Quality properties are located in the United States and in Australia, Canada, Chile, Costa Rica, the Czech Republic, Denmark, France, Germany, Guatemala, India, Indonesia, Ireland, Italy, Jamaica, Malaysia, Mexico, New Zealand, Norway, Portugal, Russia, Spain, Thailand, the United Kingdom and the United Arab Emirates.

          The following chart summarizes the Quality system in the United
States:

                            QUALITY DOMESTIC SYSTEM


                                                                                                AS OF AND FOR THE SEVEN MONTHS
                                                AS OF AND FOR THE YEAR ENDED MAY 31,                   ENDED DECEMBER 31,
                                         -------------------------------------------------------------------------------------
                                           1994          1995         1996         1997            1996               1997
                                         --------      --------     --------     --------        --------           --------


Number of properties, end of period..       358            341          362           409             385               420
Number of rooms, end of period.......    45,032         43,281       45,967        50,487          47,668            50,787
Royalty fees ($000s).................   $14,890        $15,632      $16,606       $17,623         $11,311           $12,459
Average occupancy percentage.........      61.6%          63.1%        62.5%         61.3%           66.0%             63.8%
Average daily room rate (ADR)........   $ 50.07        $ 50.94      $ 52.90       $ 54.61         $ 55.20           $ 57.58
RevPAR...............................   $ 30.83        $ 32.16      $ 33.08       $ 33.46         $ 36.43           $ 36.73

Clarion.

          Clarion Inns, Clarion Hotels, Clarion Resorts and Clarion Suites hotels are full-service properties which operate in the upscale category. Clarion properties are targeted to business and leisure travelers. Principal competitor brands include Holiday Inn, Holiday Select, Crowne Plaza, Four Points by Sheraton, Radisson, Courtyard by Marriott and Doubletree.

          At December 31, 1997, there were 115 Clarion properties with a total of 18,649 rooms open and operating worldwide and an additional 34 properties with a total of 5,569 rooms under development. The properties are located in the United States, Canada, France, Indonesia, Ireland, Japan, Mexico, Norway, Russia and Uruguay. The following chart summarizes the Clarion system in the United States:

                            CLARION DOMESTIC SYSTEM

                                                                                                AS OF AND FOR THE SEVEN MONTHS
                                                AS OF AND FOR THE YEAR ENDED MAY 31,                   ENDED DECEMBER 31,
                                         -------------------------------------------------------------------------------------
                                           1994          1995         1996         1997            1996               1997
                                         --------      --------     --------     --------        --------           --------

Number of properties, end of period..        65             63           75           92               79                 96
Number of rooms, end of period.......    12,211         10,420       12,817       14,721           13,101             16,161
Royalty fees ($000s).................   $ 2,735        $ 2,995      $ 3,602      $ 4,081          $ 2,168            $ 2,957
Average occupancy percentage.........      62.0%          63.7%        63.3%        63.3%            67.1%              64.7%
Average daily room rate (ADR)........   $ 62.47        $ 63.71      $ 64.36      $ 67.76          $ 66.96            $ 71.53
RevPAR...............................   $ 38.75        $ 40.58      $ 40.74      $ 42.86          $ 44.94            $ 46.29

Econo Lodge. Econo Lodge hotels operate in the limited-service, economy category of the lodging industry. Econo Lodges are primarily targeted to senior citizens and rely to a large extent on strong roadside name recognition. Principal competitor brands include Days Inn, Ho-Jo Inn, Motel 6, Ramada Limited, Red Carpet Inn, Red Roof Inn, Super 8 and Travelodge.

          At December 31, 1997, there were 714 Econo Lodge properties with a total of 46,073 rooms open and operating in the United States and Canada, and an additional 122 properties with a total of 8,487 rooms under development in those two countries. The following chart summarizes the Econo Lodge system in the United States:

                          ECONO LODGE DOMESTIC SYSTEM

                                                                                                AS OF AND FOR THE SEVEN MONTHS
                                                AS OF AND FOR THE YEAR ENDED MAY 31,                   ENDED DECEMBER 31,
                                         -------------------------------------------------------------------------------------
                                           1994          1995         1996         1997            1996               1997
                                         --------      --------     --------     --------        --------           --------

Number of properties, end of period..       677            633          641          682              674                691
Number of rooms, end of period.......    46,570         42,801       42,726       44,636           44,525             44,937
Royalty fees ($000s).................   $11,231        $12,021      $12,760      $13,288          $ 8,641            $ 8,991
Average occupancy percentage.........      56.7%          57.5%        58.0%        56.4%            61.8%              60.7%
Average daily room rate (ADR)........   $ 37.27        $ 38.31      $ 39.97      $ 41.33          $ 42.51            $ 43.86
RevPAR...............................   $ 21.14        $ 22.04      $ 23.17      $ 23.30          $ 26.29            $ 26.63

Rodeway. The Rodeway brand competes in the limited-service, economy category and is primarily targeted to senior citizens. Principal competitor brands include Ho-Jo Inn, Ramada Limited, Red Roof Inn, Budgetel, Shoney's Inn, Super 8 and Motel 6. At December 31, 1997, there were 214 Rodeway Inn properties with a total of 13,370 rooms, open and operating in the United States and Canada, and an additional 46 properties with a total of 3,504 rooms under development in those two countries. The following chart summarizes the Rodeway system in the United States:

                           RODEWAY DOMESTIC SYSTEM(1)

                                                                                                AS OF AND FOR THE SEVEN MONTHS
                                                AS OF AND FOR THE YEAR ENDED MAY 31,                   ENDED DECEMBER 31,
                                         -------------------------------------------------------------------------------------
                                           1994          1995         1996         1997            1996               1997
                                         --------      --------     --------     --------        --------           --------

Number of properties, end of period..       214            208           201           216             214               208
Number of rooms, end of period.......    13,806         13,067        12,547        13,509          13,248            12,940
Royalty fees ($000s).................   $ 1,941        $ 2,302       $ 2,506       $ 2,631         $ 1,711           $ 1,756
Average occupancy percentage.........      51.4%          50.5%         52.7%         52.7%           57.0%             54.7%
Average daily room rate (ADR)........   $ 36.89        $ 38.93       $ 40.66       $ 41.15         $ 42.07           $ 44.11
RevPAR...............................   $ 19.00        $ 19.64       $ 21.48       $ 21.68         $ 23.99           $ 24.13

---------------
(1) Includes data pertaining to the Friendship Inn system, which is being combined with the Rodeway Inn system.


          MainStay Suites. MainStay Suites, the Company's newest hotel brand, is a middle-market, extended-stay lodging product targeted to travelers who book hotel rooms for five nights or more. The first MainStay Suites hotel, which Sunburst owns and manages, opened in Plano, Texas, in November 1996. As of December 31, 1997, there were three open hotels with 257 rooms and an additional 28 properties with 2,647 rooms under development.

          The MainStay(SM) Suites brand is designed to fill the gap in the middle-market category between existing upscale and economy extended-stay lodging products. Principal competitors brands include Candlewood hotels, TownePlace Suites, as well as competition from all-suite hotel properties and traditional extended stay operators in both the upscale market (Hawthorne Suites, Homewood Suites, and Summerfield Suites) and the economy market (Extended Stay America, Studio Plus and Oakwood). The Company has granted to Sunburst an option exercisable under certain circumstances at January 1,2000, to purchase the brand names, marks, franchise agreements and other assets of the MainStay Suites hotel system. See "Relationship Between the Company and
Sunburst --Strategic Alliance Agreement."

International Franchise Operations

          The Company's international franchise operations are conducted through master franchise arrangements. These agreements provide the master franchisee the right to develop Choice branded hotels in a specific geographic region, usually for a fee. The agreements govern the relationship between the Company and the master franchisee, who share the royalties generated by the underlying franchised hotels. At December 31, 1997, the Company had 605 franchise hotels open in 32 countries outside the United States. The following table illustrates the growth of the Company's international franchise system over the four fiscal years ended May 31, 1997 and for the seven-month periods ended December 31, 1996 and 1997.

                   COMBINED INTERNATIONAL FRANCHISE SYSTEM(1)


                                                                                                AS OF AND FOR THE SEVEN MONTHS
                                                AS OF AND FOR THE YEAR ENDED MAY 31,                   ENDED DECEMBER 31,
                                         -------------------------------------------------------------------------------------
                                           1994          1995         1996         1997            1996               1997
                                         --------      --------     --------     --------        --------           --------

Number of properties, end of period..      430            524           557           563             548                605
Number of rooms, end of period.......   36,725         44,877        46,843        47,603          46,473             50,687
Royalty fees ($000s).................  $ 1,667        $ 1,998       $ 1,586       $ 1,672         $   696            $   958

(1) Master franchise contracts do not currently require the reporting of operating statistics (e.g. average occupancy percentage and average daily room rate) of the underlying hotels, thus RevPAR is not calculated for foreign hotels.

Europe. The Company is the second-largest international franchised hotel chain in Europe, with 307 hotels open in 14 countries at December 31, 1997.

          In order to realign and streamline its European operations, in May 1996, the Company, through its subsidiary, ManorCare Hotels (France) S.A., acquired 750,000 ordinary (common) shares and 10,000,000 convertible preferred shares of Friendly Hotels, PLC ("Friendly") for approximately $17.1 million.
The proceeds from this investment have been and will be used by Friendly to finance the development of ten new Comfort Inn or Quality Inn hotels in the United Kingdom and Ireland. Additionally, the Company granted to Friendly a master franchise for the United Kingdom and Ireland in exchange for an additional 333,333 Friendly ordinary shares. Each 5.75% convertible preferred share is immediately convertible into one Friendly ordinary share for every 150p nominal value of the 5.75% convertible preferred shares.

          In January 1998, the Company and Friendly concluded a second transaction in which Friendly acquired from the Company the master franchise rights for the Comfort(R), Quality(R) and Clarion(R) brands for all of Europe with the exception of Scandinavia for a period of 10 years, for a payment of $8 million, payable in eight equal annual installments. As part of the transaction, Friendly acquired from the Company 10 hotels in France, two in Germany and one in the United Kingdom in exchange for 13,624,742 additional 5.75% convertible preferred shares with a value of $22.2 million. Each such 5.75% convertible preferred share is convertible on or after the announcement by Friendly of its 1998 financial results (which is expected to occur in April
1999) into one Friendly ordinary share for each 150p nominal value of the 5.75% convertible preferred shares. In addition, Friendly will pay the Company deferred compensation of $4 million in cash, payable by the fifth anniversary of the transaction or sooner depending on the level of future profits of the hotels acquired. After consummation of this transaction (and the receipt of additional ordinary shares resulting from the payment of dividends in ordinary shares), the Company holds 1,139,888 Friendly ordinary shares and 23,624,742 5.75% convertible preferred shares of Friendly. Assuming conversion to Friendly ordinary shares of all Friendly convertible preferred shares (including those held by the Company), the Company would hold approximately [46.5%] of the outstanding Friendly ordinary shares. Under the terms of its investment, the Company currently has the right to appoint three of the directors to the Friendly board.

          There is also a master franchise arrangement in Scandinavia that has 71 open properties as of December 31, 1997.

Canada. Choice Hotels Canada is Canada's largest lodging organization with 211 properties open at December 31, 1997. Choice Hotels Canada is a joint venture, owned 50% by the Company and 50% by Journey's End Corporation ("Journey's End"), which was formed in 1993 when Journey's End converted substantially all of its controlled hotels to Choice's brands and Choice contributed its operations in Canada to form Choice Hotels Canada.

Other International Relationships. The Company has master franchise arrangements with developers in various countries, including Australia, New Zealand, Mexico and Brazil. At December 31, 1997, 87 hotels were open and operating under these master franchise arrangements, generating annual royalty fees to the Company of less than $1 million.

Franchise Sales

          The Company has identified key market areas for hotel development based on supply/demand relationships and strategic objectives. Development opportunities are first offered to existing franchisees and then to (i) developers of hotels, (ii) owners of independent hotels and motels, (iii) owners of hotels affiliated with other franchisors' brands, and (iv) contractors who construct any of the foregoing. In the seven months ended December 31, 1997, existing franchisees accounted for approximately 64% of the Company's new franchise agreements. In considering hotels for conversion to one of the Choice brands, or sites for development of new hotels, the Company considers locations which are close to major highways, airports, tourist attractions and business centers that attract travelers.

          At December 31, 1997, the Company employed approximately 43 sales directors, each of whom is responsible for a particular region or geographic area. Sales directors contact potential franchisees directly and receive compensation based on sales generated. Franchise sales efforts emphasize the benefits of affiliating with one of the Choice brands, the Company's commitment to improving RevPAR, the Company's "celebrity in a suitcase" television advertising campaign (formerly used for the entire family of Choice brands and now used principally for its three largest brands, Comfort, Quality and Econo Lodge), the Choice reservation system, the Company's training and support systems, and the Company's history of growth and profitability. Because the Choice brands cover a broad spectrum of the lodging marketplace, the Company is able to offer each prospective franchisee a brand that fits its needs, lessening the chances that the prospective franchisee would need to consider a competing franchise system.

          Because retention of existing franchisees is important to the Company's growth strategy, existing franchisees are offered the right to object to a same-brand property within 15 miles, and are protected from the opening of a same-brand property within a specific distance, generally two to five miles, depending upon the size of the property and the market size. The Company believes that it is the only major franchise company to routinely offer such territorial protection to its franchisees.

          For the seven months ended December 31, 1997, the Company received 411 applications, approved 352 applications, signed 219 franchise agreements and placed 175 properties into operation in the U.S. Of those placed into operation, 94 were newly constructed hotels. During fiscal 1997, Choice received 1,078 franchise applications, approved 874 applications, signed 715 franchise agreements and placed 390 new properties into operation in the United States under the Choice brands. Of those placed into operation, 203 were newly constructed hotels. By comparison, during the fiscal year ended May 31, 1996, the Company received 993 franchise applications, approved 862 applications, signed 665 franchise agreements and had 284 new U.S. properties operating. Applications may not result in signed franchise agreements either because an applicant is unable to obtain financing or because the Company and the applicant are unable to agree on the financial terms of the franchise agreement. Nonetheless, the Company believes that increased applications lead to an increased number of hotels entering the Choice franchise systems.

Franchise Agreements

          The Company's standard franchise agreement grants a franchisee the right to non-exclusive use of the Company's franchise system in the operation of a single hotel at a specified location, typically for a period of 20 years, with certain rights to each of the franchisor and franchisee to terminate the franchise agreement before the twentieth year. When the responsibility for development is sold to a master franchisee, that party has the responsibility to sell to local franchisees the Choice brands and the master franchisee generally must manage the delivery of necessary services (such as quality assurance, reservations and marketing) to support the franchised hotels in the master franchise area. The master franchisee collects the fees paid by the local franchisee and remits an agreed share to the Company. Master franchise agreements generally have a term of at least 10 years. The Company has only entered into master franchise agreements with respect to franchise hotels outside the United States.

          Either party to a franchise agreement, other than master franchise agreements, can terminate a franchise agreement prior to the conclusion of their term under certain circumstances, such as at certain anniversaries of the agreement or if a franchisee fails to bring properties into compliance with contractual quality standards within specified periods of time. Early termination options give the Company flexibility in eliminating or re-branding properties which become weak performers for reasons other than contractual failure by the franchisee. Master franchise agreements typically contain provisions permitting the Company to terminate the agreement for failure to meet a specified development schedule.

          Franchise fees vary among the different Choice brands, but generally are competitive with the industry average within their market group. Franchise fees usually have four components: an initial, one-time affiliation fee; a royalty fee; a marketing fee; and a reservation fee. Proceeds from the marketing fee and reservation fee are used exclusively to fund marketing programs and the Company's central reservation system, respectively. Most marketing fees support brand-specific marketing programs, although the Company occasionally contributes a portion of such fees to marketing programs designed to support all of the Choice brands. Royalty fees and affiliation fees are the principal sources of profits for the Company.

          The standard franchise agreements typically require the Company's franchisees to pay the following fees:

                             QUOTED FEES BY BRAND


                                         INITIAL FEE               ON-GOING FEES AS A PERCENTAGE OF GROSS ROOM REVENUES
                                          PER ROOM/             -----------------------------------------------------------
      BRAND                                MINIMUM              ROYALTY FEES           MARKETING FEES      RESERVATION FEES
      -----                            -------------            ------------           --------------      ----------------
Comfort Inn................             $300/$45,000               5.25%                    2.1%                 1.75%
Comfort Suites.............             $300/$50,000               5.25%                    2.1%                 1.75%
Quality Inn................             $300/$35,000                4.0%                    2.1%                 1.75%
Quality Suites.............             $300/$50,000                4.0%                    2.1%                 1.25%
Sleep Inn..................             $300/$40,000                4.5%                    2.1%                 1.75%
Clarion....................             $300/$40,000               3.75%                    1.0%                 1.25%
Econo Lodge................             $250/$25,000                4.0%                    3.5%(1)                --
MainStay Suites............             $300/$30,000                4.5%                    2.5%(1)                --
Rodeway....................             $250/$25,000                3.5%                    1.25%                1.25%

--------------
(1)  Fee includes both Marketing and Reservation Fees.


          For a description of the franchising agreements between the Company and Sunburst, "Relationship Between the Company and Sunburst--Franchise Agreements."

          The Company has increased its average royalty rate since fiscal 93, primarily by raising the quoted royalty fee for Comfort franchisees to 5.25% of annual gross room revenues ("GRR") from 4.0% of GRR in 1993, and by increasing the number of higher royalty contracts in the franchise system. For the seven months ended December 31, 1997, the Company's average royalty rate for all Choice brand hotels was 3.5%. The Company believes that its average royalty rate will continue to increase as new francisees are added and as older franchise agreements expire, terminate or are amended.

          At December 31, 1997, the Company had 2,879 franchise agreements in effect in the United States and 605 franchise agreements in effect in other countries. The average age of the franchise agreements was 4.6 years. Seventy-eight of the franchise agreements are scheduled to expire during the five-year period beginning December 31, 1997; however, franchise agreements generally contain early termination provisions.

Franchise Operations

          The Company's operations are designed to improve RevPAR for its franchisees, as this is the measure of performance that most directly impacts franchisee profitability. The Company believes that by helping its franchisees to become more profitable it will enhance its ability to both retain its existing franchisees and attract new franchisees. The key aspects of the Company's franchise operations are:

Central Reservation System. On average, approximately 30% of the room nights booked at franchisees' properties are reserved through the toll-free telephone reservation system operated by the Company. The Company's reservation system consists of a computer reservation system known as CHOICE 2001, five reservation centers in North America and several international reservation centers run by the Company or its master franchisees. Operators trained on the CHOICE 2001 system can match each caller with a Choice-branded hotel meeting the caller's needs. It provides an instant data link to the Company's franchised properties as well as to the Amadeus, Galileo, SABRE and Worldspan airline reservation systems that facilitates the reservation process for travel agents.

          To define more sharply the market and image for each of its brands, the Company began advertising separate toll-free reservation numbers for all of its brands in fiscal year 1995, although Choice allows its reservation agents to cross-sell the Choice brands. If a room in the Choice hotel brand requested by a customer is not available in the location or price range that the customer desires, the agent may offer the customer a room in another Choice-branded hotel that meets the customer's needs. The Company believes that cross-selling enables Choice and its franchisees to capture additional business.

          On-line reports generated by the CHOICE 2001 system enable franchisees to analyze their reservation patterns over time. In addition, the Company provides and is currently improving a yield management product for its franchisees to allow them to improve the management of their mix of rates and occupancy based on current and forecasted demand on a property-by-property basis. The Company also markets to its franchisees a property management product. Such products are designed to manage the financial and operations information of an individual hotel and improve its efficiency.

Brand Name Marketing and Advertising.

          The Company's marketing and advertising programs are designed to heighten consumer awareness of the Choice brands. Marketing and advertising efforts are focused primarily in the United States and include national television and radio advertising, print advertising in consumer and trade media and promotional events, including joint marketing promotions, with vendors and corporate partners.

          Choice is recognized for its "celebrity in a suitcase" television advertisements. In fiscal year 1996, the Company began using brand-specific marketing and largely discontinued the strategy of advertising its multiple brands under the Choice umbrella, although it continues to use its "suitcase" ads for its three largest brands, Comfort, Quality and Econo Lodge. The marketing fees generated by these brands are used, in part, to fund a national network television advertising campaign. The smaller Choice brands conduct advertising campaigns that also include cable television, radio and print.

          The Company conducts numerous marketing programs targeting specific groups, including senior citizens, motorist club members, families, government and military employees, and meeting planners. Other marketing efforts include telemarketing and telesales campaigns, domestic and international trade show programs, publication of group and tour rate directories, direct-mail programs, discounts to holders of preferred credit cards, centralized commissions for travel agents, fly-drive programs in conjunction with major airlines, and twice-yearly publication of a Travel and Vacation Directory.

          Marketing and advertising programs are directed by the Company's Marketing Department, which utilizes the services of independent advertising agencies. The Company also employs sales personnel at its Silver Spring, Maryland, headquarters and in its Phoenix, Arizona office. These sales personnel use telemarketing to target specific customer groups, such as potential corporate clients in areas where the Company's franchised hotels are located, the motor coach market, and meeting planners. Most of these sales personnel sell reservations and services for all of the Choice brands.

          The Company's regional sales directors work with franchisees to maximize RevPAR. These directors advise franchisees on topics such as marketing their hotels and maximizing the benefits offered by the Choice reservations system.

Quality Assurance Programs. Consistent quality standards are critical to the success of a hotel franchise. The Company has established quality standards for all of its franchised brands which cover housekeeping, maintenance, brand identification and level of services offered. The Company inspects properties for compliance with its quality standards when application is made for admission to the franchise system. The compliance of existing franchisees with quality standards is monitored through scheduled and unannounced Quality Assurance Reviews conducted at least once per year at each property. Properties which fail to maintain a minimum score are reinspected on a more frequent basis until deficiencies are cured, or until such properties are terminated.

          To encourage compliance with quality standards, the Company offers various brand-specific incentives to franchisees who maintain consistent quality standards. The Company identifies franchisees whose properties operate below minimum quality standards and assists them in complying with brand specifications. Franchisees who fail to improve on identified quality matters may be subject to consequences ranging from written warnings to termination of the franchisee's franchise agreement. During the seven months ended December 31, 1997, fiscal year 1997 and fiscal year 1996, the Company terminated 20, 49 and 48 properties, respectively, for failure to maintain minimum quality assurance scores.

Training. The Company maintains a training department which conducts mandatory training programs for all franchisees and their employees. The Company also conducts regularly scheduled regional and national training meetings for both property-level staff and managers. Training programs teach franchisees how to take advantage of the Choice reservation system and marketing programs, and fundamental hotel operations such as housekeeping, maintenance, and inventory yield management.

          Training is conducted by a variety of methods, including group instruction seminars and video programs. The Company is developing an interactive computer-based training system that will train hotel employees at their own pace. Franchisees will be required to purchase hardware to operate the training system, and will use software developed by the Company.

Purchasing. The Company's product services department negotiates volume purchases of various products needed by franchisees to run their hotels, including furniture, fixtures, carpets and bathroom amenities. The department also helps to ensure consistency in such products across its exclusively new-construction brands, Sleep Inn and MainStay(SM) Suites brands. Sales to franchisees by the Company were approximately $13.5 million during the seven months ended December 31, 1997. The group purchasing program consists of the Company's utilization of bulk purchases to obtain favorable pricing from third-party vendors for franchisees ordering similar products. The Company acts as a clearinghouse between the franchisee and the vendor, and most orders are shipped directly to the franchisee.

Design and Construction. The Company maintains a design and construction department to assist franchisees in refurbishing, renovating, or constructing their properties prior to or after joining the system. Department personnel assist franchisees in meeting the Company's brand specifications by providing technical expertise and cost-savings suggestions.

Financial Assistance Programs. The Company has established programs or helped franchisees obtain financing through (i) a wholly owned subsidiary; (ii) strategic partnerships with hotel lenders and (iii) by referral to hotel lenders for hotel refinancing, acquisition, renovation and development. Some of the specific programs include:

          (a) Second Mortgage Financing.  The Company offers second mortgage
              -------------------------
     financing for the development and construction of Quality Inn, Quality Suites, Quality Inn and Suites, Main Stay Suites and Sleep Inns. The terms of the financing depend on each franchisee's credit worthiness, the amount of the proposed loan and the current economic conditions. Generally not more than 25% of the project is financed. Total debt cannot exceed 75% of the fair market value. At December 31, 1997, loans outstanding under the program were $1.5 million.

          (b) Econo Lodge exterior renovation program. Under this program, loans
              ---------------------------------------
     up to an amount of $17,500 per property are given to qualified Econo Lodge franchisees for standardized exterior renovation. Franchisee participation requires, among other things, extension of the franchise agreement. The loan is forgiven at the expiration of the extended franchise agreement, assuming no defaults have occurred thereunder. At December 31, 1997, the Company had loans of $2.1 million outstanding under this program.

          (c) "Construction to Permanent Financing" program to qualified
               ---------------------------------------------------------
     franchisees. Salomon Smith Barney together with Suburban Capital Markets
     -----------
     Inc. is offering $100 million in "Construction to Permanent Financing" per year to qualified franchises. All Choice brands are included in this program. The construction loan is issued for a term up to three years at a floating rate of 355 basis points over the 30-day LIBOR. The loan amount will not exceed 75% of cost. The franchisee is responsible for cost of all third party reports and fees in the amount of 2.75% of the loan amount. A stabilized debt service coverage ratio of at least 1.4:1 is required for the permanent loans, which are issued for a 10-year term with amortization up to 25 years and a fixed interest rate of 225 basis points over the 10-year U.S. Treasury interest rate on the day of closing. The permanent loan requires a fee of 1% of the loan amount. The Company's guarantee is based on loans outstanding with a maximum guarantee amount of $10 million. At December 31, 1997, loans under the program totaled $5.2 million and the Company's guarantee covered $766,000 in loans.

Competition

          Competition among franchise lodging chains is intense, both in attracting potential franchisees to the system and in generating reservations for franchisees.

          The Company believes that hotel operators choose lodging franchisors based primarily on the perceived value and quality of each franchisor's brand and services, and the extent to which affiliation with that franchisor may increase the franchisee's reservations and profits. The Company believes that hotel operators select a franchisor in part based on the franchisor's reputation among other franchisees, and the success of its existing franchisees.

          The Company is the second largest hotel franchisor in the world. The largest, Cendant Corporation, (formerly HFS, Inc.), has over 5,300 franchised hotels. Accor has 2,465, Holiday Corporation has 2,260, Promus/Doubletree has 1,136, Marriott International, Inc. has 1,268, Societe de Louvre has 511, Carlson Radisson/SAS has 437, ITT Corporation has 413 and Hilton Hotels Corporation has 245. The figures in this paragraph are with respect to U.S. hotel properties as indicated in the July 1997 issue of Hotels Magazine.

          The Company's prospects for growth are largely dependent upon the ability of its franchisees to compete in the lodging market, since the Company's franchise system revenues are based on franchisees' gross room revenues.

          The ability of a hotel to compete may be affected by a number of factors, including the location and quality of its property, the number and quality of competing properties nearby, its affiliation with a recognized name brand, and general regional and local economic conditions. The effect of local economic conditions on the Company's results is substantially reduced by the geographic diversity of the Company's franchised properties, which are located in all 50 states and in 32 other countries, as well as its range of products and room rates.

Service Marks and Other Intellectual Property

          The service marks Quality Inn, Quality Suites, Comfort Inn, Comfort Suites, Clarion Hotel, Sleep Inn, Econo Lodge, Rodeway Inn, MainStay Suites and related logos are material to the Company's business. The Company, directly and through its franchisees, actively uses these marks. All of the material marks are registered with the United States Patent and Trademark Office, except for MainStay Suites, which is the subject of pending applications. In addition, the Company has registered certain of its marks with the appropriate governmental agencies in over 100 countries where it is doing business or anticipates doing business in the foreseeable future. The Company seeks to protect its brands and marks throughout the world, although the strength of legal protection available varies from country to country.

Seasonality

          The Company's principal sources of revenues are franchise fees based on the gross room revenues of its franchise properties and revenues generated by its owned and managed hotels. The Company experiences seasonal revenue patterns similar to those of the lodging industry in general. This seasonality can be expected to cause quarterly fluctuations in the Company's revenues, profit margins and net income of Choice.

Regulation

          The Company's franchisees are responsible for compliance with all laws and government regulations applicable to the hotels they own or operate. The lodging industry is subject to numerous federal, state and local government regulations, including those relating to the preparation and sale of food and beverage (such as health and liquor license laws), building and zoning requirements and laws governing with employee relations, including minimum wage requirements, overtime, working conditions and work permit requirements.

          The Federal Trade Commission (the "FTC"), various states and certain other foreign jurisdictions (including France, Province of Alberta, Canada, and Mexico) regulate the sale of franchises. The FTC requires franchisors to make extensive disclosure to prospective franchisees but does not require registration. A number of states in which the Company franchises operate require registration or disclosure in connection with franchise offers and sales. In addition, several states have "franchise relationship laws" or "business opportunity laws" that limit the ability of the franchisor to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. While the Company's franchising operations have not been materially adversely affected by such regulation, the Company cannot predict the effect of future regulation or legislation.

Impact of Inflation and Other External Factors

          The Company's principal sources of revenues are franchise fees. Franchise fees can be impacted by external factors, including, in particular: the supply of hotel rooms within the lodging industry relative to the demand for rooms by travelers, and inflation.

          Although the Company believes industry-wide supply and demand for hotel rooms recently has been fairly balanced, any excess in supply that might develop in the future could unfavorably impact room revenues at the Company's franchised hotels either by reducing the number of rooms reserved at such franchised properties or by restricting the rates hotel operators can charge for their rooms. In addition, an excess supply of hotel rooms may discourage potential franchisees from opening new hotels, reducing the franchise fees received by the Company. However, the Company benefits from an increasing supply of hotels as it serves to increase franchise fees.

          Although the Company believes that increases in the rate of inflation will generally result in comparable increases in hotel room rates, severe inflation could contribute to a slowing of the national economy. Such a slowdown could result in reduced travel by both business and leisure travelers, potentially resulting in less demand for hotel rooms, which could result in a temporary reduction in room rates and fewer room reservations, negatively impacting the Company's revenues. A weak economy could also reduce demand for new hotels, negatively impacting the franchise fees received by the Company.

          Among the other unpredictable external factors which may affect the Company's fee stream are wars, airline strikes, gasoline shortages and severe weather.

Employees

          The Company employed approximately 1,644 people as of December 31, 1997. None of the Company's employees are represented by unions or covered by collective bargaining agreements. Choice considers its relations with its employees to be satisfactory.

ITEM 2.  PROPERTIES

          The principal executive offices of the Company are located at 10750 Columbia Pike, Silver Spring, Maryland 20901. These offices are leased from Sunburst. The Company owns its reservation system offices in Phoenix, AZ and Minot, ND. The Company leases two additional reservation system offices in Grand Junction, CO, pursuant to leases that expire in 1999 and 2000, and occupies additional space in Toronto, Canada, on a month-to-month basis. In addition, the Company leases 12 sales offices across the United States. Management believes that its executive, reservation systems and sales offices are sufficient to meet its present needs and does not anticipate any difficulty in securing additional or alternative space, as needed, on terms acceptable to the Company.

ITEM 3.  LEGAL PROCEEDINGS

          The Company is not a party to any litigation, other than routine litigation incidental to its business. None of such litigation, either individually or in the aggregate, is expected to be material to the business, financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.


EXECUTIVE OFFICERS OF CHOICE HOTELS INTERNATIONAL, INC.


          The name, age, title, present principal occupation, business address and other material occupations, positions, offices and employment of each of the executive officers of the Company are set forth below. The business address of each executive officer is 10750 Columbia Pike, Silver Spring, Maryland 20901, unless otherwise indicated.

NAME                             AGE                            POSITION
----                             ---                            --------

Stewart Bainum, Jr...........    52       Chairman of the Board of  Directors
William R. Floyd.............    53       Chief Executive Officer and President
Donald H. Dempsey............    53       Executive Vice President, Chief Financial Officer
Thomas Mirgon................    41       Senior Vice President, Human Resources and Strategic Partnerships
Barry L. Smith...............    56       Senior Vice President, Marketing
Michael J. DeSantis..........    39       Senior Vice President, General Counsel and Secretary
Joseph M. Squeri.............    32       Vice President, Finance and Controller

Background of  Executive Officers:

          Stewart Bainum, Jr. Chairman of the Board of the Company from March 1987 to November 1996 and since October 1997; Chairman of the Board of Former Choice/Sunburst since November 1996; Chairman of the Board and Chief Executive Officer of Manor Care and ManorCare Health Services, Inc. ("MCHS") since March 1987; Chief Executive Officer of Manor Care since March 1987 and President since June 1989; Vice Chairman of the Board of Vitalink Pharmacy Services, Inc. ("Vitalink") since December 1994; Vice Chairman of the Board of Manor Care and subsidiaries from June 1982 to March 1987; Director of Manor Care since August 1981, of Vitalink since September 1991, of MCHS since 1976 and of the Company since 1977; Chief Executive Officer of MCHS since June 1989 and President from May 1990 to May 1991; Chairman of the Board and Chief Executive Officer of Vitalink from September 1991 to February 1995 and President and Chief Executive Officer from March 1987 to September 1991.

          William R. Floyd. Chief Executive Officer of the Company since October 1996; President and Chief Executive Officer of the Company since November 1997; Chief Executive Officer of Former Choice from October 1996 to October 1997; Chief Operating Officer of Taco Bell Corp. (a subsidiary of PepsiCo) from July 1995 to October 1996, Chief Operating Officer of KFC (a subsidiary of PepsiCo) from August 1994 to July 1995; National Vice President of Taco Bell Company Operations from July 1992 to August 1994, Vice President of Taco Bell Eastern Operations from December 1990 to January 1992; Director, Friendly Hotels PLC since 1996.

          Donald H. Dempsey. Executive Vice President and Chief Financial Officer of the Company since December 1997; Senior Vice President and Chief Financial Officer of Promus Hotel Corporation from April 1995 to December 1997; Senior Vice President of Finance and Administration of the Hotel Division of The Promus Companies Incorporated from 1993 to 1995; Vice President, Finance of Hampton Inn/Homewood Suites Hotel Division of The Promus Companies Incorporated from 1991 to 1993.

          Michael J. DeSantis. Senior Vice President, General Counsel and Secretary of the Company since June 1997 and of Former Choice from June 1997 to October 1997; Senior Attorney for Former Choice from November 1996 to June 1997; Senior Attorney for Manor Care from January 1996 to October 1996; Vice President, Associate General Counsel and Assistant Secretary for Caterair International Corporation from April 1994 to December 1995; Assistant General Counsel of Caterair International from May 1990 to March 1994.

          Thomas Mirgon. Senior Vice President, Human Resources of the Company since March 1997 and of Former Choice from March 1997 to October 1997; Vice President, Administration of Interim Services from August 1993 to February 1997; employed by Taco Bell Corp. from January 1986 to August 1993, last serving as Senior Director, Field Human Resources from February 1992 to August 1993.

          Barry L. Smith. Senior Vice President-Marketing of the Company since February 1989 and of Former Choice from November 1996 to October 1997.

          Joseph M. Squeri. Vice President, Finance and Controller of the Company since March 1997 and of Former Choice from March 1997 to October 1997; Director of Investment Funds, The Carlyle Group, from November 1994 to February 1997; various positions with Arthur Andersen LLP from July 1987 to November 1994, most recently as Manager.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          Prior to the Spinoff, the Company was a wholly-owned subsidiary of Former Choice. In the Spinoff, Former Choice distributed to its shareholders all of its interest in the Company on the basis of one share of Company common stock for each share of Former Choice common stock. The Spinoff resulted in approximately 60 million shares of Company common stock outstanding as of October 16, 1997.

          The shares of the Company's Common Stock are listed and traded on the New York Stock Exchange. The following table sets forth information on the high and low prices of the Company's Common Stock since October 16, 1997.

                QUARTERLY MARKET PRICE RANGE OF COMMON STOCK

                (Unaudited)



                Quarters Ended      MARKET PRICE PER SHARE
                -------------------------------------------
                                      HIGH            LOW
                -------------------------------------------

                FISCAL 1998
                  October 16 --
                  November 30(1)         $18        $17

                CALENDER 1997(1)
                  October 16
                  December 31            $18        $15 7/8



          ---------------------------------------------------------
          (1) On September 16, 1997, the Company changed its fiscal year end from May 31 to December 31.


          The Company paid no dividends during the seven month period ended December 31, 1997. The Company does not anticipate the payment of any cash dividends on its common stock in the foreseeable future. Payment of dividends on Company common stock will also be subject to limitations as may be imposed by the Company's credit facilities from time to time. The declaration of dividends will be subject to the discretion of the Board of Directors.

As of March 12, 1998, there were 3,992 record holders of Company common stock.

ITEM 6.   SELECTED FINANCIAL DATA.

          The required information is included on page 1 of the 1998 Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

          The required information is included on pages 7-11 of the 1998 Annual Report and is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data.

          The required information is included on page(s) 13-26 of the 1998 Annual Report and is incorporated herein by reference. See Item 14 for the Index to Financial Statements and Schedules.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


          The required information on directors is included on pages 4-7 of the Proxy Statement dated March 30, 1998 and is incorporated herein by reference. The required information on executive officers is set forth in Part I of this Form 10-K under an unnumbered item captioned "Executive Officers of Choice Hotels International, Inc."


ITEM 11.  EXECUTIVE COMPENSATION.

          The required information is included on pages 14-19 of the Proxy Statement dated March 30, 1998 and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          The required information is included on pages 8-9 of the Proxy Statement dated March 30, 1998 and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

          The required information is included on pages 20-26 of the Proxy Statement dated March 30, 1998 and is incorporated herein by reference.

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   (A) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

       1.  Financial Statements

           The following information is included on the corresponding pages of the 1998 Annual Report:

           Consolidated Statements of Income.....................  p. 13
           Consolidated Balance Sheets...........................  p. 14
           Consolidated Statements of Shareholders' Equity.......  p. 16
           Consolidated Statements of Cash Flows.................  p. 15
           Report of Independent Public Accountants..............  p. 12
           Notes to Consolidated Financial Statements............ pp. 17-26

           2.  FINANCIAL STATEMENT SCHEDULES

           The following reports are filed herewith on the pages indicated:

           Report of Independent Public Accountants on Schedule..  p. 30
           Consent of Independent Public Accountants.............  p. 31
           Schedule II:  Valuation and Qualifying
              Accounts...........................................  p. 32

           All other schedules are not applicable.

           3.  EXHIBITS


   EXHIBIT
   NUMBER                            DESCRIPTION
   -------                           -----------
     3.01  Restated Certificate of Incorporation of the Registrant*
     3.02  By-laws of the Registrant*
     4.01  Common Stock certificate*
     4.02  Credit Agreement dated October 15, 1997 among the Registrant, Chase Manhattan Bank, as agent, and certain named Lenders.
     4.03  First Amendment to Credit Agreement dated February ___, 1998 among the Registrant, Chase
           Manhattan Bank, as agent, and certain named Lenders.
     4.04  Subordinated Note due October 15, 2002 by Sunburst Hospitality Corporation payable to the
           Registrant.***
    10.01  Form of Distribution Agreement, dated October 15, 1997, between Choice Hotels International,
           Inc. (now known as Sunburst Hospitality Corporation) ("Sunburst")  and the Registrant**
    10.02  Corporate Services Agreement between Sunburst and the Registrant**
    10.03  Employee Benefits and Other Employment Matters Allocation Agreement between Sunburst and the
           Registrant**
    10.04  Strategic Alliance Agreement dated October 15, 1997 between the Registrant and Sunburst.**


    10.05  Non-Competition Agreement dated October 15, 1997 between the Registrant and Sunburst.**
    10.06  Office Sublease dated October 15, 1997 between the Registrant and Sunburst.**
    10.07  Omnibus Amendment and Guaranty Agreement dated October 15, 1997 among the Registrant,
           Sunburst and Manor Care, Inc.**
    10.08  Consulting Agreement dated October 15, 1997 between the Registrant and Sunburst.
    10.09  Amended and Restated Employment Agreement dated October 15, 1997 between the Registrant and
           Stewart Bainum, Jr.**
    10.10  Assignment of Employment Agreement dated as of October 15, 1997 between the Registrant and
           William R. Floyd.**
    10.11  Assignment of Employment Agreement dated as of October 15, 1997 among the Registrant,
           Sunburst and Thomas Mirgon.**
    10.12  Employment Agreement dated December 18, 1997 between the Registrant and Donald H. Dempsey.
    10.13  Consulting Agreement and Release dated December 18, 1997 between the Registrant and Barry L.
           Smith.
    10.14  Choice Hotels International, Inc. Supplemental Executive Retirement Plan*
    10.15  Choice Hotels International, Inc. Non-Employee Director Stock Option and Deferred
           Compensation Stock Purchase Plan*
    10.16  Choice Hotels International, Inc. 1997 Non-Employee Director Stock Compensation Plan*
    10.17  Choice Hotels International, Inc. 1997 Long-Term Incentive Plan*
    13.01  1998 Annual Report to Shareholders (information incorporated by reference).
    21.01  Subsidiaries of the Registrant
    23.01  Consent of Independent Accountants
    27.01  Financial Data Schedule
    99.01  Proxy Statement dated March 30, 1998 (information incorporated by reference).

--------------------
* Incorporated by reference to the Company's Registration Statement on Form 10, File No.001-13393.
** Incorporated by reference to the Company's Form 8-K dated October 15, 1997, filed October 29, 1997
***Incorporated by reference to the Company's Form 8-K dated October 15, 1997, filed December 16, 1997.

(b) Three reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1997

          Form 8-K dated September 16, 1997, filed October 1, 1997, reported as
Item 5 the shareholder approval of the Spinoff and that the Company's Form 10 Registration Statement was declared effective. It also reported as Item 8 the change in fiscal year end from May 31 to December 31.

          Form 8-K dated October 15, 1997, filed October 29, 1997 reported as
Item 5 the name change of the Company and included as Item 7 the material agreements from the Spinoff.

          Form 8-K dated October 15, 1997, filed December 16, 1997 included as
Item 7 the Subordinated Note by Sunburst to the Company.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                CHOICE HOTELS INTERNATIONAL, INC.



                                By: /s/ Donald H. Dempsey
                                    ----------------------------------
                                    Donald H. Dempsey
                                    Executive Vice President and Chief
                                    Financial Officer

Dated: March 30, 1998

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             SIGNATURE                                TITLE                                    DATE
             ----------                               -----                                    ----

/s/ Stewart Bainum, Jr.                        Chairman, Director                         March 30, 1998
------------------------------------
Stewart Bainum, Jr.

/s/ William R. Floyd                      Director, President and Chief                   March 30, 1998
------------------------------------            Executive Officer
William R. Floyd

/s/ Barbara Bainum
------------------------------------                 Director                             March 30, 1998
Barbara Bainum

/s/ Stewart Bainum
------------------------------------                 Director                             March 30, 1998
Stewart Bainum

/s/ James H. Rempe
------------------------------------                 Director                             March 30, 1998
James H. Rempe

/s/ Robert C. Hazard
------------------------------------                 Director                             March 30, 1998
Robert C. Hazard

/s/ Frederic V. Malek
------------------------------------                 Director                             March 30, 1998
Frederic V. Malek

/s/ Gerald W. Petitt
------------------------------------                 Director                             March 30, 1998
Gerald W. Petitt

/s/ Jerry E. Robertson
------------------------------------                 Director                             March 30, 1998
Jerry E. Robertson

/s/ Joseph M Squeri
------------------------------------              Vice President,                         March 30, 1998
Joseph M. Squeri                              Finance and Controller

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To the Stockholders of Choice Hotels International, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Choice Hotels International, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our opinion thereon dated January 27, 1998. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index above is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                            Arthur Andersen LLP

Washington, D.C.
January 27, 1998

              CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                           (IN THOUSANDS OF DOLLARS)

                                         BALANCE AT     CHARGES TO                              BALANCE AT
                                        BEGINNING OF      PROFIT                                   END
         DESCRIPTION                      PERIOD        AND LOSS        OTHER   WRITE-OFFS      OF PERIOD
         -----------                    ------------    ----------      -----   ----------      ----------

Year ended December 31, 1997
  Allowance for doubtful accounts         $6,159          $2,274        $   -    $  (825)        $7,608
                                          ======          ======        =====    =======         ======

Year ended May 31, 1997
  Allowance for doubtful accounts         $4,515          $2,238        $   -     $ (594)        $6,159
                                          ======          ======        =====    =======         ======

Year ended May 31, 1997
  Allowance for doubtful accounts         $3,976          $  685        $   -    $  (146)        $4,515
                                          ======          ======        =====    =======         ======

Year ended May 31, 1995
  Allowance for doubtful accounts         $8,503          $  692        $   -    $(5,219)        $3,976
                                          ======          ======        =====    =======         ======