Form 10-Q
period 1998-03-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 1998-05-15
CIK 1046311

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


FOR THE QUARTER ENDED MARCH 31, 1998                 COMMISSION FILE NO. 1-11915


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
                                                        Yes  X      No
                                                           -----      -----


                                                        SHARES OUTSTANDING
       CLASS                                            AT MARCH 31, 1998
-----------------------                              ------------------------
Common Stock, $0.01
par value per share                                        59,811,486
                                                           ----------
================================================================================

                       CHOICE HOTELS INTERNATIONAL, INC.

                                     INDEX
                                     -----

                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION:

 Consolidated Balance Sheets -

   March 31, 1998 (Unaudited) and December 31, 1997                      3

 Consolidated Statements of Income -

   Three months ended March 31, 1998 and March 31, 1997

   (Unaudited)                                                           5

 Consolidated Statements of Cash Flows -

   Three months ended March 31, 1998 and March 31, 1997 (Unaudited)      6

 Notes to Consolidated Financial Statements (Unaudited)                  7

 Management's Discussion and Analysis of Results of

   Operations and Financial Condition                                    8

PART II.  OTHER INFORMATION AND SIGNATURE                               11

                        PART I.  FINANCIAL INFORMATION

                       CHOICE HOTELS INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


                                              MARCH 31,    DECEMBER 31,
ASSETS                                           1998        1997
                                             ------------  --------
                                              (UNAUDITED)
CURRENT ASSETS

 Cash and cash equivalents                       $  6,489  $ 10,282

 Receivables (net of allowance
  for doubtful accounts of
  $7,006 and $7,608, respectively)                 25,520    28,347

 Other                                              6,754     3,446

 Receivable from Sunburst Hospitality              19,921    25,066
                                                 --------  --------
   Total current assets                            58,684    67,141


PROPERTY AND EQUIPMENT, AT COST, NET OF
 ACCUMULATED DEPRECIATION                          37,343    37,040

GOODWILL, NET OF ACCUMULATED AMORTIZATION          68,440    68,792

FRANCHISE RIGHTS, NET OF ACCUMULATED
AMORTIZATION                                       48,214    48,819

INVESTMENT IN FRIENDLY HOTELS, PLC                 43,826    17,011

OTHER ASSETS                                        8,508     9,286

ASSETS HELD FOR SALE                                   --    10,752

NOTE RECEIVABLE FROM SUNBURST HOSPITALITY         119,715   117,447
                                                 --------  --------
    Total assets                                 $384,730  $376,288
                                                 ========  ========





   The accompanying notes are an integral part of these consolidated balance sheets.

                       CHOICE HOTELS INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                     March 31,   December 31,
                                                       1998          1997
                                                     ----------  -------------
                                                     (UNAUDITED)

LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

 Current portion of long-term debt                    $ 15,041       $ 15,041
 Accounts payable                                       14,982         26,452
 Accrued expenses                                       19,024         10,595
 Income taxes payable                                    7,594          6,007
                                                      --------       --------

   Total current liabilities                            56,641         58,095

                                                      --------       --------


MORTGAGES AND OTHER LONG-TERM DEBT                     259,469        267,780

DEFERRED INCOME TAXES AND OTHER
 LIABILITIES                                             5,698          1,155
                                                      --------       --------

   Total liabilities                                   321,808        327,030

                                                      --------       --------

SHAREHOLDERS' EQUITY


 Common stock, $.01 par value                              603            598
 Additional paid-in capital                             51,092         47,907
 Cumulative translation adjustment                       1,358         (8,316)
 Treasury stock                                         (7,535)          (189)
 Retained earnings                                      17,404          9,258
                                                      --------       --------
   Total shareholders' equity                           62,922         49,258
                                                      --------       --------
   Total liabilities & shareholders' equity           $384,730       $376,288
                                                      ========       ========





   The accompanying notes are an integral part of these consolidated balance sheets.

                       CHOICE HOTELS INTERNATIONAL, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                Three Months Ended
                                                ------------------
                                               March 31,   March 31,
                                                  1998       1997
                                               ----------  ---------
                                                    (Unaudited)
REVENUES
Royalty fees                                     $20,844     $18,258
Marketing and reservation fees                    23,506      20,436
Product sales                                      5,156       6,414
Initial franchise fees and relicensing fees        3,414       4,184
Other, including partner service revenue           2,659       3,539
European hotel operations                          1,098       3,733
                                                 -------     -------
 Total revenues                                   56,677      56,564
                                                 -------     -------
OPERATING EXPENSES

Marketing and reservations                        22,357      20,287
Selling, general and administrative               11,351      11,214
Product cost of sales                              4,730       6,161
Depreciation and amortization                      2,973       2,564
European hotel operations                          1,133       3,681
                                                 -------     -------
 Total operating expenses                         42,544      43,907
                                                 -------     -------
OPERATING INCOME                                  14,133      12,657

OTHER
Interest expense                                   4,658       2,866
Interest and dividend income                      (2,720)          -
Gain from sale of investments                     (1,766)          -
                                                 -------     -------
 Total other                                         172       2,866
                                                 -------     -------
INCOME BEFORE INCOME TAXES                        13,961       9,791
INCOME TAXES                                       5,815       4,078
                                                 -------     -------
NET INCOME                                       $ 8,146     $ 5,713
                                                 =======     =======
WEIGHTED AVERAGE SHARES OUTSTANDING               59,742      63,105
                                                 =======     =======
SHARES FOR DILUTED EARNINGS PER SHARE             60,970      63,105
                                                 =======     =======
BASIC EARNINGS PER SHARE                           $0.14       $0.09
                                                 =======     =======
DILUTED EARNINGS PER SHARE                         $0.13       $0.09
                                                 =======     =======





The accompanying notes are an integral part of these consolidated statements of income.

                       CHOICE HOTELS INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)


                                                        Three Months Ended
                                                       --------------------
                                                       March 31,  March 31,
                                                          1998       1997
                                                       ---------  ---------
                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                              $  8,146   $  5,713

Reconciliation of net income to net cash provided by
 operating activities:
  Depreciation and amortization                            2,973      2,564
  Provision for bad debts                                    553        638
  Increase in deferred taxes and other                     2,212          -
  Non cash interest and dividend income                   (2,720)         -

  Changes in assets and liabilities:
  Change in receivables                                    2,275        715
  Change in other current assets                          (3,307)    (1,606)
  Change in current liabilities                           (3,052)       133
  Change in income taxes payable                           1,587       (376)
                                                        --------   --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES               8,667      7,781
                                                        --------   --------

CASH FLOW FROM INVESTING ACTIVITIES:

  Investment in property and equipment                    (2,320)    (6,515)
  Repayments of Sunburst Hospitality advances,net          5,145          -
  Other items, net                                        (1,325)         -
                                                        --------   --------
   NET CASH PROVIDED BY (UTILIZED BY)
    INVESTING ACTIVITIES                                   1,500     (6,515)
                                                        --------   --------

CASH FLOW FROM FINANCING ACTIVITIES:

  Principal payments of debt                              (9,061)         -
  Purchase of treasury stock                              (7,347)         -
  Proceeds from issuance of common stock                   2,448          -
  Transfers to Parent, net                                     -     (1,045)
                                                        --------   --------
   NET CASH UTILIZED BY FINANCING ACTIVITIES             (13,960)    (1,045)
                                                        --------   --------

Net change in cash and cash equivalents                   (3,793)       221
Cash and cash equivalents, beginning of period            10,282      2,973
                                                        --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $  6,489   $  3,194
                                                        ========   ========



The accompanying notes are an integral part of these consolidated statements of cash flows.

                       CHOICE HOTELS INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. The accompanying consolidated financial statements of Choice Hotels International, Inc. (the "Company") and subsidiaries have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the stub year ended December 31, 1997 and notes thereto included in the Company's Form 10-K, dated March 31, 1998. In the opinion of management, all adjustments (which include any normal recurring adjustments) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations. All intercompany transactions and balances between Choice Hotels International, Inc. and its subsidiaries have been eliminated. Certain reclassifications have been made to the prior year amounts to conform to current period presentation.

2. In January 1998, the Company completed a transaction with Friendly Hotels, PLC ("Friendly")in which Friendly assumed the master franchise rights for Choice's Comfort, Quality and Clarion brand hotels throughout Europe (with the exception of Scandinavia) for the next 10 years. In exchange, the Company will receive from Friendly $8.0 million, payable in eight equal annual installments.

As part of the transaction, Friendly acquired European hotels currently owned by the Company for a total consideration of approximately $26.2 million in convertible preferred shares and cash. In exchange for 10 hotels in France, two in Germany and one in the United Kingdom, the Company received $22.2 million in new unlisted 5.75 percent convertible preferred shares in Friendly at par, convertible into one new Friendly ordinary share for every 150p nominal of the preferred convertible shares. In addition, Friendly will pay the Company deferred compensation of $4.0 million in cash, payable by the fifth anniversary of completion or sooner dependent on the level of future profits of the hotels acquired. The European hotels included in this transaction have a carrying value, which includes a cumulative translation adjustment of $(6.6) million, totaling approximately $19.9 million. At March 31, 1998, a net deferred gain of $2.3 million is reflected in deferred income taxes and other liabilities in the accompanying consolidated balance sheets.

3. In May 1998, the Company consummated a $100 million senior unsecured note offering (the "Notes"), bearing a coupon rate of 7.125%. The Notes will mature on May 1, 2008, with interest on the Notes to be paid semi-annually. The Company has used the net proceeds from the offering of approximately $99 million to repay amounts outstanding under the Company's $300 million revolving credit facility.

4. During the three months ended March 31, 1998, the Company's comprehensive income (consisting of net income plus foreign currency translation adjustments) exceeded net income by approximately $9.7 million.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION
  --------------------------------------------------------------------------

The principal factors that affect the Company's results are: (i) growth in the number of hotels under franchise, (ii) occupancy and room rates achieved by the hotels under franchise, (iii) the number and relative mix of franchised hotels, and (iv) the Company's ability to manage costs. The number of rooms at franchised properties and occupancy and room rates at those properties significantly affect the Company's results because franchise royalty fees are based upon room revenues at franchised hotels. The variable overhead costs associated with franchise system growth are substantially less than incremental royalty fees generated from new franchisees; therefore, the Company is able to capture a significant portion of those royalty fees as operating income.

The Company reported net income of $8.1 million, or $0.13 per diluted share, for the first quarter ended March 31, 1998, compared to net income for the same period of 1997 of $5.7 million, or $0.09 per diluted share. The $0.13 per share includes approximately $0.01 resulting from a one time sale of certain investments held by the Company. Exclusive of this one time gain, diluted earnings per share increased 33.3% to $0.12 per share from $0.09 per share. The increase in net income for the period is primarily attributable to an increase in franchise revenue as a direct result of the addition of new licensees to the franchise system and improvements in the operating performance of franchised hotels.

Franchise Revenues
------------------

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

Net franchise revenues include royalty fees, initial franchise fees and relicensing fees earned on contracts signed and other revenues, including partner service revenue. Net franchise revenues are dependent upon growth in the number of franchised properties as well as the underlying performance of the franchised hotels for continued growth. The key industry standard for measuring hotel operating performance is revenue per available room, ("RevPAR"), which is calculated by multiplying the percentage of occupied rooms by the average daily room rate realized.

The Company's net franchise revenues were $26.9 million for the three months ended March 31, 1998 and $26.0 million for the three months ended March 31, 1997.

Total net franchise revenues are computed as follows:

(In millions)
                                        March 31, 1998   March 31, 1997
                                        ---------------  ---------------
Total Franchise revenues                        $ 55.6           $ 52.8
Less: Marketing and reservation fees             (23.5)           (20.4)
      Product sales                               (5.2)            (6.4)
                                                ------           ------
Total net franchise revenues                    $ 26.9           $ 26.0
                                                ======           ======

Royalties increased $2.5 million to $20.8 million in 1998 from $18.3 million in 1997, an increase of 13.7%. The increase in royalties is attributable to a net increase of 232 franchisees during the period representing an additional 15,199 rooms added to the system, an improvement in domestic RevPAR of 4.1% and an increase in the effective royalty rate of the domestic hotel system to 3.47% from 3.42%. Initial fee and relicensing fee revenue generated from domestic franchise contracts signed decreased to $3.4 million from $4.2 million in 1997. Total franchise agreements signed in the first quarter of 1998 were 170, as compared to 182 for the first quarter of 1997. The total number of hotels under development, increased to 4,400 from 4,089 an increase of 7.6% for the period ending March 31, 1998. This represents an increase in the number of rooms open and under development of 6.5% from 350,065 as of March 31, 1997 to 372,933 as of March 31, 1998.

Franchise Expenses
------------------

The cost to operate the franchising business is reflected in selling, general and administrative costs. Selling, general and administrative expenses remained stable between years. As a percentage of total net franchising revenues, total franchising selling, general and administrative expenses declined to 42.4% for the first quarter of 1998 as compared to 43.1% for 1997. The improvement in the franchising margins relates to the economies of scale generated from operating a larger franchisee base, cost control initiatives and improvements in franchised hotel performance.

Product Sales
-------------

Sales made to franchisees through the Company's group purchasing program decreased $1.2 million (or 18.8%) to $5.2 million for the three months ended March 31, 1998 from $6.4 million at March 31, 1997 due to the elimination of catalog sales. The group purchasing program utilizes bulk purchases to obtain favorable pricing from third party vendors for franchisees ordering similar products. The Company acts as a "clearing-house" between the franchisee and the vendor, and orders are shipped directly to the franchisee.

Similarly, product cost of sales decreased $1.5 million (or 24.2%) for the three months ended March 31, 1998. The product services margins increased for the three months ended March 31, 1998 to 9.6% from 3.1% at March 31, 1997. This purchasing program is provided to the franchisees as a service and is not expected to be a major component of the Company's profitability.

Other
------

For the three months ended March 31, 1998, the Company recognized approximately $452,000 in dividend income from its investment in Friendly and approximately $2.2 million of interest income from its subordinated term note to Sunburst Hospitality, Inc. During the first quarter of 1998, the Company recognized approximately $1.8 million from the sale of certain investments.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided by operating activities was $8.7 million for the first quarter of 1998, an increase of approximately $900,000 from $7.8 million for the first quarter of 1997. The increase is attributable to the improvement in net income. At March 31, 1998, the total long-term debt outstanding for the Company was $274.5 million.

In May 1998, the Company consummated a $100 million senior unsecured note offering (the "Notes"), bearing a coupon rate of 7.125%. The Notes will mature on May 1, 2008, with interest on the Notes to be paid semi-annually. The Company has used the net proceeds from the offering of approximately $99 million to repay amounts outstanding under the Company's $300 million revolving credit facility.

The Company believes that cash flow from operations and available financing capacity is adequate to meet the expected operating, investing, financing and debt service requirements for the business for the immediate future.

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

Certain statements contained in this Form 10-Q, including those in the section entitled "Management's Discussion and Analysis of Operating Results and Financial Condition," contain forward-looking information that involves risk and uncertainties. Actual future results and trends may differ materially depending on a variety of factors discussed in the "Risk Factors" section included in the Company's SEC filings, including the nature and extent of future competition, and political, economic and demographic developments in countries where the Company does business or in the future may do business.

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



ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
                --------------------------------

(a) Exhibits

    Exhibit 4.01 - Indenture dated April 1, 1998 between Choice Hotels International, Inc. and Marine Midland Bank, as trustee.

    Exhibit 4.02 - Registration Agreement dated April 28, 1998 between Choice Hotels International, Inc. and Salomon Brothers Inc., Bear Stearns & Co. Inc. and Lehman Brothers Inc.

    Exhibit 10.1 - Employment Agreement dated April 13, 1998 between Choice Hotels International, Inc. and Mark Wells.

    Exhibit 10.2 - Employment Agreement dated April 29, 1998 between Choice Hotels International, Inc. and Michael J. DeSantis.

    Exhibit 27.01 - Financial Data Schedule - March 31, 1998


(b) The following reports were filed pertaining to the quarter ended March 31, 1998.

    Form 8-K dated March 11, 1998 - Announcement of the adoption of a Shareholders Rights Plan by the Company's Board of Directors.

    Form 8-K dated March 30, 1998 - Presentation of each calendar quarter 1997 results and calendarized 1997 annual results.

    Form 8-K/A dated April 28, 1998 - Revised presentation of each calendar quarter 1997 results, calendarized 1997 and 1996 annual results.

                                   SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CHOICE HOTELS INTERNATIONAL, INC.

Date: May 15, 1998                      /s/ Donald H. Dempsey
      ------------                      -----------------------------
                                   By:  Donald H. Dempsey
                                        Executive Vice President &
                                        Chief Financial Officer