Form 10-Q
period 1998-06-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 1998-08-11
CIK 1046311

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


FOR THE QUARTER ENDED JUNE 30, 1998                  COMMISSION FILE NO. 1-11915


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
                                                       Yes  X      No
                                                           ---        ---


                                                        SHARES OUTSTANDING
       CLASS                                             AT JUNE 30, 1998
-----------------------                              ------------------------
Common Stock, $0.01
par value per share                                        58,636,732
                                                            ----------
================================================================================

                       CHOICE HOTELS INTERNATIONAL, INC.

                                     INDEX
                                     -----

                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION:

 Consolidated Balance Sheets -

   June 30, 1998 (Unaudited) and December 31, 1997.......................   3

 Consolidated Statements of Income -

   Three months ended June 30, 1998 and June 30, 1997 and Six Months

   Ended June 30, 1998 and June 30, 1997 (Unaudited).....................   5

 Consolidated Statements of Cash Flows -

   Six months ended June 30, 1998 and June 30, 1997 (Unaudited)..........   6

 Notes to Consolidated Financial Statements (Unaudited)..................   7

 Management's Discussion and Analysis of Results of

   Operations and Financial Condition....................................   9

PART II.  OTHER INFORMATION AND SIGNATURE................................  13

                         PART I.  FINANCIAL INFORMATION

                       CHOICE HOTELS INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                JUNE 30,   DECEMBER 31,
ASSETS                                           1998        1997
                                             ------------  ------------
                                              (UNAUDITED)

CURRENT ASSETS

 Cash and cash equivalents                       $  6,365      $ 10,282

 Receivables (net of allowance
  for doubtful accounts of
  $5,394 and $7,608, respectively)                 26,868        28,347

 Other                                             12,476         9,904

 Receivable from Sunburst Hospitality              19,921        25,066
                                                 --------      --------
   Total current assets                            65,630        73,599


PROPERTY AND EQUIPMENT, AT COST, NET OF
 ACCUMULATED DEPRECIATION                          39,146        37,040

GOODWILL, NET OF ACCUMULATED AMORTIZATION          67,866        68,792

FRANCHISE RIGHTS, NET OF ACCUMULATED
AMORTIZATION                                       47,578        48,819

INVESTMENT IN FRIENDLY HOTELS, PLC, NET            41,552        17,011

OTHER ASSETS                                       24,204        12,935

ASSETS HELD FOR SALE                                   --        10,752

NOTE RECEIVABLE FROM SUNBURST HOSPITALITY         122,368       117,447
                                                 --------      --------
    Total assets                                 $408,344      $386,395
                                                 ========      ========


   The accompanying notes are an integral part of these consolidated balance sheets.

                       CHOICE HOTELS INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                              June 30,   December 31,
                                                1998         1997
                                              ---------  -------------
                                             (UNAUDITED)
LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

 Current portion of long-term debt            $ 10,041       $ 15,041
 Accounts payable                               24,149         26,452
 Accrued expenses                               16,302         20,702
 Income taxes payable                            6,754          6,007
                                              --------       --------

  Total current liabilities                     57,246         68,202
                                              --------       --------

LONG-TERM DEBT                                 283,678        267,780

DEFERRED INCOME TAXES AND OTHER                 10,233          1,155
                                              --------       --------

  Total liabilities                            351,157        337,137
                                              --------       --------

SHAREHOLDERS' EQUITY

 Common stock, $.01 par value                      604            598
 Additional paid-in capital                     51,561         47,907
 Accumulated other comprehensive income          1,660         (8,316)
 Treasury stock                                (27,029)          (189)
 Retained earnings                              30,391          9,258
                                              --------       --------
  Total shareholders' equity                    57,187         49,258
                                              --------       --------
  Total liabilities & shareholders' equity    $408,344       $386,395
                                              ========       ========



   The accompanying notes are an integral part of these consolidated balance sheets.

                       CHOICE HOTELS INTERNATIONAL, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        Three Months Ended   Six Months Ended
                                                       -----------------   ------------------
                                                        June 30, June 30,   June 30,  June 30,
                                                         1998      1997     1998        1997
                                                        -------  -------    -------   --------
                                                           (Unaudited)          (Unaudited)
REVENUES
Royalty fees                                            $29,214    $26,913  $50,058    $45,171
Product sales                                             7,218      5,486   12,374     11,900
Initial franchise fees and relicensing fees               4,235      4,647    7,649      8,831
Other, including partner service revenue                  3,769      3,659    6,427      7,198
European hotel operations                                     -      4,855    1,098      8,588
                                                        -------    -------  -------    -------
 Total revenues                                          44,436     45,560   77,606     81,688
                                                        -------    -------  -------    -------
OPERATING EXPENSES

Selling, general and administrative                      12,430     13,733   23,664     24,681
Product cost of sales                                     6,878      5,185   11,608     11,346
Depreciation and amortization                             1,609      2,581    3,550      5,262
European hotel operations                                     -      4,208    1,133      7,889
                                                        -------    -------  -------    -------
 Total operating expenses                                20,917     25,707   39,955     49,178
                                                        -------    -------  -------    -------
OPERATING INCOME                                         23,519     19,853   37,651     32,510

OTHER
Interest expense                                          4,925      2,142    9,583      5,008
Interest and dividend income                             (3,240)         -   (5,960)         -
Gain from sale of investments                              (424)         -   (2,190)         -
                                                        -------    -------  -------    -------
 Total other                                              1,261      2,142    1,433      5,008
                                                        -------    -------  -------    -------
INCOME BEFORE INCOME TAXES                               22,258     17,711   36,218     27,502
INCOME TAXES                                              9,270      7,377   15,085     11,455
                                                        -------    -------  -------    -------
NET INCOME                                              $12,988    $10,334  $21,133    $16,047
                                                        =======    =======  =======    =======
Weighted average shares outstanding                      59,255     60,665   59,522     62,674
                                                        =======    =======  =======    =======
DILUTED SHARES OUTSTANDING                               60,387     60,665   60,757     62,674
                                                        =======    =======  =======    =======
BASIC EARNINGS PER SHARE                                  $0.22      $0.17    $0.36      $0.26
                                                        =======    =======  =======    =======
DILUTED EARNINGS PER SHARE                                $0.22      $0.17    $0.35      $0.26
                                                        =======    =======  =======    =======


The accompanying notes are an integral part of these consolidated statements of income.

                       CHOICE HOTELS INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)


                                                         Six Months Ended
                                                        ------------------
                                                        June 30,   June 30,
                                                          1998       1997
                                                        --------   --------
                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $ 21,133   $ 16,047

Reconciliation of net income to net cash provided by
 operating activities:
  Depreciation and amortization                            5,653      5,262
  Provision for bad debts                                    553        486
  Increase in deferred taxes and other                     2,211      3,179
  Non cash interest and dividend income                   (5,943)         -

  Changes in assets and liabilities:
  Change in receivables                                      926      3,700
  Change in inventories and other current assets          (1,713)       542
  Change in current liabilities                           (6,513)   (1,414)
  Change in income taxes payable                             747      2,014
                                                        --------   --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES              17,054     29,816
                                                        --------   --------

CASH FLOW FROM INVESTING ACTIVITIES:

  Investment in property and equipment                    (5,593)    (6,515)
  Repayments of Sunburst Hospitality advances, net         5,286          -
  Other items, net                                        (8,393)         -
                                                        --------   --------
   NET CASH UTILIZED BY INVESTING ACTIVITIES              (8,700)    (6,515)
                                                        --------   --------

CASH FLOW FROM FINANCING ACTIVITIES:

  Proceeds from long-term debt                           118,959          -
  Repayment of long-term debt                           (108,061)   (21,775)
  Purchase of treasury stock                             (26,840)         -
  Proceeds from issuance of common stock                   3,671          -
  Transfers to Parent, net                                     -     (1,045)
                                                        --------   --------
   NET CASH UTILIZED BY FINANCING ACTIVITIES             (12,271)   (22,820)
                                                        --------   --------

Net change in cash and cash equivalents                   (3,917)       481
Cash and cash equivalents, beginning of period            10,282      2,973
                                                        --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $  6,365   $  3,454
                                                        ========   ========




The accompanying notes are an integral part of these consolidated statements of cash flows.

                       CHOICE HOTELS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. The accompanying consolidated financial statements of Choice Hotels International, Inc. (the "Company") and subsidiaries have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the seven month period ended December 31, 1997 and notes thereto included in the Company's Form 10-K, dated March 31, 1998. In the opinion of management, all adjustments (which include any normal recurring adjustments) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations. All intercompany transactions and balances between Choice Hotels International, Inc. and its subsidiaries have been eliminated. Certain reclassifications have been made to the prior year amounts to conform to current period presentation.

2. In January 1998, the Company completed a transaction with Friendly Hotels, PLC ("Friendly")in which Friendly assumed the master franchise rights for Choice's Comfort, Quality and Clarion brand hotels throughout Europe (with the exception of Scandinavia) for the next 10 years. In exchange, the Company will receive from Friendly $8.0 million, payable in eight equal annual installments.

As part of the transaction, Friendly acquired European hotels currently owned by the Company for a total consideration of approximately $26.2 million in convertible preferred shares and cash. In exchange for 10 hotels in France, two in Germany and one in the United Kingdom, the Company received $22.2 million in new unlisted 5.75 percent convertible preferred shares in Friendly at par, convertible into one new Friendly ordinary share for every 150p nominal of the preferred convertible shares. In addition, Friendly will pay the Company deferred compensation of $4.0 million in cash, payable by the fifth anniversary of completion or sooner dependent on the level of future profits of the hotels acquired. The European hotels included in this transaction have a carrying value, which included a cumulative translation adjustment of $(6.6) million, totaling approximately $19.9 million. The Company had a gain on the sale of $2.0 million, which has been deferred and is presented net of the Investment in Friendly Hotels, PLC in the accompanying consolidated balance sheets.

3. In May 1998, the Company issued $100 million senior unsecured notes (the "Notes"), bearing a coupon rate of 7.125%. The Notes will mature on May 1, 2008, with interest on the Notes to be paid semi-annually. The Company has used the net proceeds from the offering of approximately $99 million to repay amounts outstanding under the Company's $300 million revolving credit facility.

4. During the six months ended June 30, 1998, the Company's comprehensive income (consisting of net income plus foreign currency translation adjustments) exceeded net income by approximately $3 million.

5. During the second quarter of 1998, the Company changed its presentation of marketing and reservation fees such that the fees collected and associated expenses are reported net. The Company's franchise agreements require the payment of franchise fees which include marketing and reservation fees. These fees, which are based on a percentage of the franchisees' gross room revenues, are used exclusively to reimburse the Company for expenses associated with providing such franchise services as central reservation systems, national marketing, and media advertising. The Company is contractually obligated to expend the reservation and marketing fees it collects from franchisees in accordance with the franchise agreements; as such no income or loss to the Company is generated. All prior periods have been restated to conform to the new presentation.

The total marketing and reservation fees received by the Company (previously reported as revenue) were $56.7 million and $43.8 million for the six months ended June 30, 1998 and June 30, 1997, respectively. Depreciation and amortization charged to reservation and marketing expenses was $2.2 million and $1.2 million for the six months ending June 30, 1998 and June 30, 1997, respectively. Reservation fees and marketing fees not expended in the current year are carried over to the next fiscal year and expended in accordance with the franchise agreements. Shortfall amounts are similarly recovered in subsequent years. Excess or shortfall amounts from the operation of these programs are recorded as a payable or receivable from the particular fund. The shortfall amount recorded as a current receivable in other assets on the Company's balance sheet was $7.2 million and $1.7 million at June 30, 1998 and December 31, 1997, respectively.

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

Comparison of Three Month Period Ended June 30, 1998 Operating Results and Three Month Period Ended June 30, 1997 Operating Results

The Company reported net income of $13.0 million, or $0.22 per diluted share, for the second quarter ended June 30, 1998, compared to net income for the same period of 1997 of $10.3 million, or $0.17 per diluted share. The $0.22 per share includes approximately $0.01 resulting from a sale of certain investments held by the Company. Exclusive of this gain, diluted earnings per share increased 23.5% to $0.21 per share from $0.17 per share. The increase in net income for the period is attributable to an increase in franchise revenue as a direct result of the addition of new licensees to the franchise system, increases in the effective royalty rate achieved for the domestic hotel system and the control of the Company's selling, general and administrative costs.

Franchise Revenues
------------------

In operating the franchise business, the Company collects marketing and reservation fees and assessments from its franchisees. The Company is contractually obligated to disburse these fees for marketing and reservation activities to be provided on behalf of its franchisees. Therefore, the Company presents these fees and expenses on a net basis in the accompanying consolidated statements of income. The Company also provides certain services to its franchisees, specifically a group purchasing program, where the Company utilizes bulk purchasing power to obtain favorable pricing from third-party vendors for franchisees. This program is provided to the franchisees as a service and is not designed to be a major component of the Company's profitability. Management therefore analyzes its franchise business based on revenues net of marketing and reservation fees and product sales ("net franchise revenues").

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

The Company's net franchise revenues were $37.2 million for the three months ended June 30, 1998 and $35.2 million for the three months ended June 30, 1997.

Total net franchise revenues are computed as follows:

(In millions)
                                Three Months Ended   Three Months Ended
                                   June 30, 1998        June 30, 1997
                                -------------------  -------------------
Total franchise revenues                     $44.4                $40.7
Product sales                                 (7.2)                (5.5)
                                             -----                -----
Total net franchise revenues                 $37.2                $35.2
                                             =====                =====

Royalties increased $2.3 million to $29.2 million in 1998 from $26.9 million in 1997, an increase of 8.6%. The increase in royalties is attributable to a net increase of 85 franchisees during the period representing an additional 6,500 rooms added to the system and an increase in the effective royalty rate of the domestic hotel system to 3.54% from 3.50%. Also, foreign fees for the three months ended June 30, 1998 increased $1.3 million from the three months ended June 30, 1997. Initial and relicensing fee revenue generated from domestic franchise contracts signed decreased to $4.2 million from $4.6 million in 1997. However, total franchise agreements signed in the second quarter 1998 were 198, as compared to 142 for the second quarter 1997. The decline in initial and relicensing fee revenue is attributable to certain incentives offered related to the Company's Sleep Inn brand. The total number of hotels open and under development, increased to 4,437 from 4,191 an increase of 5.9% for the period ending June 30, 1998. This represents an increase in the number of rooms open and under development of 4.6% from 357,451 as of June 30, 1997 to 373,919 as of June 30, 1998.

Franchise Expenses
------------------

The cost to operate the franchising business is reflected in selling, general and administrative costs. Selling, general and administrative expenses decreased approximately $1.3 million between years. As a percentage of total net franchising revenues, total franchising selling, general and administrative expenses declined to 33.3% for the second quarter of 1998 as compared to 38.9% for 1997. The improvement in the franchising margins relates to the economies of scale generated from operating a larger franchisee base and cost control initiatives.

Product Sales
-------------

Sales made to franchisees through the Company's group purchasing program increased $1.7 million (or 30.9%) to $7.2 million for the three months ended June 30, 1998 from $5.5 million at June 30, 1997. The group purchasing program utilizes bulk purchases to obtain favorable pricing from third party vendors for franchisees ordering similar products. The Company acts as a "clearing-house" between the franchisee and the vendor, and orders are shipped directly to the franchisee.

Product cost of sales decreased $1.7 million (or 32.7%) for the three months ended June 30, 1998. The product services margins decreased for the three months ended June 30, 1998 to 4.7% from 5.5% at June 30, 1997. This purchasing program is provided to the franchisees as a service and is not expected to be a major component of the Company's profitability.

Other
------

For the three months ended June 30, 1998, the Company recognized approximately $569,000 in dividend income from its investment in Friendly and approximately $2.7 million of interest income from its subordinated term note to Sunburst Hospitality, Inc. During the second quarter of 1998, the Company recognized approximately $424,000 from the sale of certain investments.

Comparison of Six Month Period Ended June 30, 1998 Operating Results and Six Month Period Ended June 30, 1997 Operating Results

The Company reported net income of $21.1 million, or $0.35 per diluted share, for the six months ended June 30, 1998, compared to net income for the same period of 1997 of $16.0 million, or $0.26 per diluted share. The $0.35 per share includes approximately $0.02 resulting from a sale of certain investments held by the Company. Exclusive of this gain, diluted earnings per share increased 26.9% to $0.33 per share from $0.26 per share. The increase in net income for the period is primarily attributable to an increase in franchise revenue as a direct result of the addition of new licensees to the franchise system, improvements in the operating performance of franchised hotels and the control of the Company's selling, general and administrative costs.

Franchise Revenues
------------------

The Company's net franchise revenues were $64.1 million for the six months ended June 30, 1998 and $61.2 million for the six months ended June 30, 1997.

Total net franchise revenues are computed as follows:

(In millions)
                                June 30, 1998   June 30, 1997
                                --------------  --------------
Total franchise revenues               $ 76.5          $ 73.1
Product sales                           (12.4)          (11.9)
                                       ------          ------
Total net franchise revenues           $ 64.1          $ 61.2
                                       ======          ======

Royalties increased $5.0 million to $50.1 million in 1998 from $45.1 million in 1997, an increase of 11.1%. The increase in royalties is attributable to a net increase of 157 franchisees during the period representing an additional 12,077 rooms added to the system, an improvement in domestic RevPAR of 1.4% and an increase in the effective royalty rate of the domestic hotel system to 3.50% from 3.40%. Also, foreign fees increased $1.6 million for the six months ended June 30, 1998 from the six months ended June 30, 1997. Initial fee and relicensing fee revenue generated from domestic franchise contracts signed decreased to $7.6 million from $8.8 million in 1997. However, total franchise agreements signed in the six months ended June 30, 1998 were 368, as compared to 324 for the six months ended June 30, 1997. The decline in initial and relicensing fee revenue is attributable to certain incentives offered related to the Company's Sleep Inn brand. The total number of hotels open and under development increased to 4,437 from 4,191, an increase of 5.9% for the period ending June 30, 1998. This represents an increase in the number of rooms open and under development of 4.6% from 357,451 as of June 30, 1997 to 373,919 as of June 30, 1998.

Franchise Expenses
------------------

Selling, general and administrative expenses declined approximately $1 million between years. As a percentage of total net franchising revenues, total franchising selling, general and administrative expenses declined to 36.9% for the six months ended June 30, 1998 as compared to 40.4% for 1997. The improvement in the franchising margins relates to the economies of scale generated from operating a larger franchisee base, cost control initiatives and improvements in franchised hotel performance.

Product Sales
-------------

Sales made to franchisees through the Company's group purchasing program increased $500,000 (or 4.2%) to $12.4 million for the six months ended June 30, 1998 from $11.9 million at June 30, 1997. The group purchasing program utilizes bulk purchases to obtain favorable pricing from third party vendors for franchisees ordering similar products. The Company acts as a "clearing-house" between the franchisee and the vendor, and orders are shipped directly to the franchisee.

Similarly, product cost of sales increased approximately $300,000 (or 2.7%) for the six months ended June 30, 1998. The product services margins increased for the six months ended June 30, 1998 to 6.2% from 4.7% at June 30, 1997. This purchasing program is provided to the franchisees as a service and is not expected to be a major component of the Company's profitability.

Other
------

For the six months ended June 30, 1998, the Company recognized approximately $1.0 million in dividend income from its investment in Friendly and approximately $4.9 million of interest income from its subordinated term note to Sunburst Hospitality, Inc. For the six months ended June 30, 1998, the Company recognized approximately $2.2 million from the sale of certain investments.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided by operating activities was $16.7 million for the six months ended June 30, 1998, a decrease of approximately $13.1 million from $29.8 million for 1997. At June 30, 1998, the total long-term debt outstanding, including amounts due this year for the Company was $293.7 million.

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

YEAR 2000 COMPLIANCE
--------------------

The Company's reservations systems, its current software products offered for license to franchisees as well as its internal financial systems are being tested for year 2000 compliance. Although the testing of these systems is not yet complete, the Company does not believe any of the above elements will have a material impact on the Company's results of operations or financial condition.

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



ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
                --------------------------------

(a) Exhibits


    Exhibit 10.1 - Agreement and release dated June 16, 1998 between Choice Hotels International, Inc. and William R. Floyd.

    Exhibit 10.2 - Employment Agreement dated April 29, 1998 between Choice Hotels International, Inc. and Michael J. DeSantis.

    Exhibit 27.01 - Financial Data Schedule - June 30, 1998


(b) The following reports were filed pertaining to the period ended June 30, 1998.

    None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CHOICE HOTELS INTERNATIONAL, INC.

Date: August 10, 1998                /s/ Michael J. DeSantis
      ---------------                -----------------------------
                                     By:  Michael J. DeSantis
                                     Senior Vice President, General Counsel
                                     & Secretary