Form 10-Q
period 1998-09-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 1998-11-17
CIK 1046311

===============================================================================

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


FOR THE QUARTER ENDED SEPTEMBER 30, 1998            COMMISSION FILE NO. 1-11915


                       CHOICE HOTELS INTERNATIONAL, INC.
                              10750 COLUMBIA PIKE
                           SILVER SPRING, MD. 20901
                                (301) 592-5000

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
                        Yes  X      No
                            ----       ----

                                                      SHARES OUTSTANDING
      CLASS                                          AT SEPTEMBER 30, 1998
-----------------------                             ---------------------------
Common Stock, $0.01
par value per share                                        57,869,220
                                                           -----------
===============================================================================

                       CHOICE HOTELS INTERNATIONAL, INC.

                                     INDEX
                                     -----

                                                                             PAGE NO.
                                                                             -------
PART I.  FINANCIAL INFORMATION:

    Consolidated Balance Sheets -

       September 30, 1998 (Unaudited) and December 31, 1997                        3

    Consolidated Statements of Income -

       Three months ended September 30, 1998 and September 30, 1997 and Nine

       Months Ended September 30, 1998 and September 30, 1997 (Unaudited)          5

    Consolidated Statements of Cash Flows -

       Nine months ended September 30, 1998 and September 30, 1997 (Unaudited)     6

    Notes to Consolidated Financial Statements (Unaudited)                         7

    Management's Discussion and Analysis of Results of

       Operations and Financial Condition                                          9

PART II.  OTHER INFORMATION AND SIGNATURE                                         14

                        PART I.  FINANCIAL INFORMATION

                       CHOICE HOTELS INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


                                                SEPTEMBER 30,  DECEMBER 31,
ASSETS                                              1998          1997
                                                -------------  ------------
                                                (UNAUDITED)
CURRENT ASSETS

 Cash and cash equivalents                       $  2,502        $ 10,282

 Receivables (net of allowance
  for doubtful accounts of
  $8,484 and $7,608, respectively)                 36,262          24,278

 Other                                             10,353           9,904

 Receivable from Sunburst Hospitality              19,921          25,066
                                                 --------        --------
   Total current assets                            69,038          69,530


PROPERTY AND EQUIPMENT, AT COST, NET OF
 ACCUMULATED DEPRECIATION                          29,494          37,040

GOODWILL, NET OF ACCUMULATED AMORTIZATION          67,255          68,792

FRANCHISE RIGHTS, NET OF ACCUMULATED
 AMORTIZATION                                      45,939          48,819

INVESTMENT IN FRIENDLY HOTELS, PLC                 46,470          17,011

OTHER ASSETS                                       29,620          17,004

ASSETS HELD FOR SALE                                   --          10,752

NOTE RECEIVABLE FROM SUNBURST HOSPITALITY         125,078         117,447
                                                 --------        --------
    Total assets                                 $412,894        $386,395
                                                 ========        ========

             The accompanying notes are an integral part of these
                         consolidated balance sheets.

                       CHOICE HOTELS INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                              SEPTEMBER 30,   DECEMBER 31,
                                                   1998           1997
                                              --------------  -------------
                                               (UNAUDITED)
LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

 Current portion of long-term debt               $ 20,146       $ 15,041
 Accounts payable                                  21,464         26,452
 Accrued expenses                                  22,777         20,702
 Income taxes payable                                 941          6,007
                                                 --------       --------

  Total current liabilities                        65,328         68,202
                                                 --------       --------

LONG-TERM DEBT                                    255,505        267,780

DEFERRED INCOME TAXES AND OTHER                    21,164          1,155
                                                 --------       --------

  Total liabilities                               341,997        337,137
                                                 --------       --------
SHAREHOLDERS' EQUITY

 Common stock, $.01 par value                         604            598
 Additional paid-in capital                        51,892         47,907
 Accumulated other comprehensive income             3,213         (8,316)
 Treasury stock                                   (37,154)          (189)
 Retained earnings                                 52,342          9,258
                                                 --------       --------
  Total shareholders' equity                       70,897         49,258
                                                 --------       --------
  Total liabilities & shareholders' equity       $412,894       $386,395
                                                 ========       ========


             The accompanying notes are an integral part of these
                         consolidated balance sheets.

                       CHOICE HOTELS INTERNATIONAL, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                  ---------------------------   ---------------------------
                                                                  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                                      1998           1997           1998           1997
                                                                  -------------  -------------  -------------  -------------
                                                                          (UNAUDITED)                    (UNAUDITED)
REVENUES

Royalty fees                                                         $35,680       $33,799        $ 85,739       $ 78,970
Product sales                                                          5,009         5,800          17,383         17,700
Initial franchise fees and relicensing fees                            4,905         2,870          12,554         11,701
Partner service revenue and other                                      1,137           588           7,564          7,786
European hotel operations                                                  -         4,284           1,098         12,872
                                                                     -------       -------        --------       --------
 Total revenues                                                       46,731        47,341         124,338        129,029
                                                                     -------       -------        --------       --------
OPERATING EXPENSES

Selling, general and administrative                                   13,176        12,137          36,840         36,818
Product cost of sales                                                  4,511         5,510          16,119         16,856
Depreciation and amortization                                          2,308         2,333           5,858          7,595
European hotel operations                                                  -         3,786           1,133         11,675
                                                                     -------       -------        --------       --------
 Total operating expenses                                             19,995        23,766          59,950         72,944
                                                                     -------       -------        --------       --------
OPERATING INCOME                                                      26,736        23,575          64,388         56,085

OTHER
Gain on sale of stock                                                      -             -          (2,190)             -
Interest and dividend income                                          (3,338)            -          (9,298)             -
Interest expense                                                       4,850         3,087          14,433          8,095
                                                                     -------       -------        --------       --------
 Total other                                                           1,512         3,087           2,945          8,095
                                                                     -------       -------        --------       --------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM                     25,224        20,488          61,443         47,990
INCOME TAXES                                                          10,506         8,533          25,591         19,988
NET INCOME BEFORE EXTRADORDINARY ITEM                                -------       ------          -------        -------
                                                                      14,718        11,955          35,852         28,002
                                                                     =======       =======        ========       ========
Gain on extinguishment of debt,
net of $4,732 of income taxes                                          7,232             -           7,232              -
                                                                     -------       -------        --------       --------
NET INCOME                                                           $21,950       $11,955        $ 43,084       $ 28,002
                                                                     =======       =======        ========       ========
WEIGHTED AVERAGE SHARES OUTSTANDING                                   58,360        59,998          59,130         61,252
                                                                     =======       =======        ========       ========
DILUTED SHARES OUTSTANDING                                            59,165        59,998          60,124         61,252
                                                                     =======       =======        ========       ========
DILUTED EARNINGS PER SHARE BEFORE EXTRAORDINARY ITEM                    0.25          0.20            0.60           0.45
                                                                     -------       -------        --------       --------
DILUTED EARNINGS PER SHARE - EXTRAORDINARY ITEM                         0.12             -            0.12              -
                                                                     -------       -------        --------       --------
DILUTED EARNINGS PER SHARE                                           $  0.37       $  0.20        $   0.72       $   0.45
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

                       CHOICE HOTELS INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)


                                                                          NINE MONTHS ENDED
                                                                 ---------------------------------
                                                                 SEPTEMBER 30,       SEPTEMBER 30,
                                                                     1998                1997
                                                                 -------------       -------------
                                                                             (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                       $  43,084              $  28,002

Reconciliation of net income to net cash provided by
 operating activities:
Depreciation and amortization                                        8,930                  9,695
Provision for bad debts                                                876                  1,683
Increase in deferred taxes                                          12,878                  3,900
Non cash interest and dividend income                               (9,252)                    -
Gain on extinguishment of capital lease obligations                (11,964)                    -

  Changes in assets and liabilities:
  Change in receivables                                            (11,859)                (8,289)
  Change in inventories and other current assets                      (784)                (4,760)
  Change in current liabilities                                     (2,913)                  (736)
  Change in income taxes payable                                    (5,066)                 3,398
                                                                 ---------              ---------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                        23,930                 32,893
                                                                 ---------              ---------

CASH FLOW FROM INVESTING ACTIVITIES:

  Investment in property and equipment                              (6,753)                (9,236)
  Repayments of Sunburst Hospitality advances, net                   5,145                      -
  Other items, net                                                  (3,398)                   593
                                                                 ---------              ---------
   NET CASH UTILIZED BY INVESTING ACTIVITIES                        (5,006)                (8,643)
                                                                 ---------              ---------

CASH FLOW FROM FINANCING ACTIVITIES:

  Proceeds from long-term debt                                     177,504                      -
  Repayment of long-term debt                                     (171,234)               (22,637)
  Purchase of treasury stock                                       (36,965)                     -
  Proceeds from issuance of common stock                             3,991                      -
  Transfers to Parent, net                                               -                 (1,045)
                                                                 ---------              ---------
   NET CASH UTILIZED BY FINANCING ACTIVITIES                       (26,704)               (23,682)
                                                                 ---------              ---------
Net change in cash and cash equivalents                             (7,780)                   568
Cash and cash equivalents, beginning of period                      10,282                  2,973
                                                                ----------              ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $   2,502              $   3,541
                                                                ==========              =========


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

2. In January 1998, the Company completed a transaction with Friendly Hotels, PLC ("Friendly")in which Friendly assumed the master franchise rights for Choice's Comfort, Quality and Clarion brand hotels throughout Europe (with the exception of Scandinavia) for the next 10 years. In exchange, the Company will receive from Friendly $8.0 million, payable in eight equal annual installments. This transaction followed a transaction completed in May 1996 whereby the Company subscribed to approximately $17 million in unlisted 5.75 percent convertible preferred shares in Friendly at par (the "1996 shares").

As part of the transaction, Friendly acquired European hotels owned by the Company for a total consideration of approximately $26.2 million in convertible preferred shares and cash. In exchange for 10 hotels in France, two in Germany and one in the United Kingdom, the Company received $22.2 million in new unlisted 5.75 percent convertible preferred shares in Friendly at par (the "1998 shares"), convertible into one new Friendly ordinary share for every 150p nominal of the preferred convertible shares. Dividends accrue and are payable in cash or additional preferred shares at the Company's option beginning, except upon an earlier conversion, on January 30, 2001 in the case of the 1998 shares, and May 30, 1999 in the case of the 1996 shares. In addition, Friendly will pay the Company deferred compensation of $4.0 million in cash, payable by the fifth anniversary of completion or sooner dependent on the level of future profits of the hotels acquired. The European hotels included in this transaction had a carrying value, which includes a cumulative translation adjustment of $(6.6) million, totaling approximately $19.9 million.

3. In May 1998, the Company completed a $100 million senior unsecured note offering (the "Notes"), bearing a coupon rate of 7.125%. The Notes will mature on May 1, 2008, with interest on the Notes to be paid semi-annually. The Company has used the net proceeds from the offering of approximately $99 million to repay amounts outstanding under the Company's $300 million revolving credit facility.

4. During the nine months ended September 30, 1998, the Company's comprehensive income (consisting of net income plus foreign currency translation adjustments and unrealized gains on available for sale securities) exceeded net income by approximately $11.5 million.

5. During the second quarter of 1998, the Company changed its presentation of marketing and reservation fees such that the fees collected and associated expenses are reported net. The Company's franchise agreements require the payment of franchise fees which include marketing and reservation fees. These fees, which are based on a percentage of the franchisees' gross room revenues, are used exclusively to reimburse the Company for expenses associated with providing such franchise services as central reservation systems, national marketing, and media advertising. The Company is contractually obligated to expend the reservation and marketing fees it collects from franchisees in accordance with the franchise agreements; as such, no income or loss to the Company is generated. All prior periods have been restated to conform to the new presentation.

The total marketing and reservation fees received by the Company (previously reported as revenue) were $95.6 million and $74.4 million for the nine months ended September 30, 1998 and September 30, 1997, respectively. Depreciation and amortization charged to reservation and marketing expenses was $3.1 million and $2.1 million for the nine months ending
September 30, 1998 and September 30, 1997, respectively. Reservation fees and marketing fees not expended in the current year are carried over to the next fiscal year and expended in accordance with the franchise agreements. Shortfall amounts are similarly recovered in subsequent years. Excess or shortfall amounts from the operation of these programs are recorded as a payable or receivable from the particular fund. The shortfall amount recorded as a current receivable in other assets on the Company's balance sheet is attributable to the Marketing Fund and was $7.7 million and $5.2 million at September 30, 1998 and December 31, 1997, respectively. The excess amount recorded as a current payable in accounts payable on the Company's balance sheet is attributable to the Reservation Fund and was $0.5 million and $3.5 million at September 30, 1998 and December 31, 1997, respectively.

6. The Company recognized a gain of $7.2 million, net of tax on the extinguishment of certain capital lease obligations in the third quarter of 1998.

7. Sunburst Hospitality Corporation has asserted in its public filings that it intends to assert various claims with respect to $19.9 million owed by Sunburst to the Company under the terms of the Distribution Agreement. This amount represents liabilities of Sunburst discharged or assumed by the Company in connection with the spinoff of the Company in October 1997. The Company believes that it has a strong legal basis to collect such amount and will vigorously assert its rights under the Distribution Agreement. In the opinion of management, resolution of any dispute involving this amount will not have a material adverse impact on the Company.

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

Comparison of Three Month Period Ended September 30, 1998 Operating Results and Three Month Period Ended September 30, 1997 Operating Results

The Company reported net income of $21.9 million, or $0.37 per diluted share, for the third quarter ended September 30, 1998, compared to net income for the same period of 1997 of $12.0 million, or $0.20 per diluted share. The $0.37 per share includes $0.12 resulting from a gain on extinguishment of debt. Exclusive of this extraordinary item, diluted earnings per share increased 25.0% to $0.25 per share. The increase in net income for the period is attributable to an increase in franchise revenue as a direct result of the addition of new licensees to the franchise system, increases in the effective royalty rate achieved for the domestic hotel system and the control of the Company's selling, general and administrative costs.

Franchise Revenues
------------------

In operating the franchise business, the Company collects marketing and reservation fees and assessments from its franchisees. The Company is contractually obligated to disburse these fees for marketing and reservation activities to be provided on behalf of its franchisees. Therefore, the Company presents these fees and expenses on a net basis in the accompanying consolidated statements of income. The Company also provides certain services to its franchisees, including a group purchasing program, whereby the Company utilizes bulk purchasing power to obtain favorable pricing from third-party vendors for franchisees. This program is provided to the franchisees as a service and is not designed to be a major component of the Company's profitability.
Management, therefore, analyzes its franchise business based on revenues net of marketing and reservation fees and product sales ("net franchise revenues").

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

The Company's net franchise revenues were $41.7 million for the three months ended September 30, 1998 and $37.3 million for the three months ended September 30, 1997.

Total net franchise revenues are computed as follows:


(In millions)
                                Three Months Ended   Three Months Ended
                                September 30, 1998   September 30, 1997
                                -------------------  -------------------
Total franchise revenues             $46.7                  $43.1
Product sales                         (5.0)                  (5.8)
                                     -----                  -----
Total net franchise revenues         $41.7                  $37.3
                                     =====                  =====

Royalties increased $1.9 million to $35.7 million in 1998 from $33.8 million in 1997, an increase of 5.6%. The increase in royalties is attributable to a net increase of 71 franchisees during the period representing an additional 5,007 rooms, an improvement in domestic RevPar of 1.9% and an increase in the effective royalty rate of the domestic hotel system to 3.60% from 3.48%. Initial and relicensing fee revenue generated from domestic franchise contracts signed increased to $4.9 million from $2.9 million in 1997 as a result of an increase in total franchise agreements signed to 218, as compared to 145 for the third quarter 1997. The total number of domestic hotels online increased to 3,024 from 2,852 an increase of 6.0% for the period ending September 30, 1998. This represents an increase in the number of rooms open of 4.4% from 240,908 as of September 30, 1997 to 251,415 as of September 30, 1998. As of September 30, 1998, the Company had 792 hotels under development in its domestic hotel system an increase of 10.1% from 719 as of September 30, 1997.

The number of domestic rooms under development increased to 68,759 from 61,560, an increase of 11.7% for the period ending September 30, 1998. The total number of international hotels on line increased to 619 from 609 an increase of 1.6% as of September 30, 1998. International rooms online increased 12.2% from 51,191 as of September 30, 1997 to 57,437 as of September 30, 1998. The total number of international hotels under development increased to 577 from 104 an Increase of 454.8% for the period ending September 30, 1998. The number of international rooms under development increased to 36,098 as of September 30, 1998 from 9,209 as of September 30, 1997, an increase of 292.0%. These increases are primarily attributable to the Company's June 1998 Strategic Alliance with Flag International Limited.

Franchise Expenses
------------------

The cost to operate the franchising business is reflected in selling, general and administrative costs. Selling, general and administrative expenses increased approximately $1.0 million between years. As a percentage of total net franchising revenues, total franchising selling, general and administrative expenses declined to 31.6% for the third quarter of 1998 as compared to 32.4% for 1997. The improvement in the franchising margins relates to the economies of scale generated from operating a larger franchisee base and cost control initiatives, and improvements in franchised hotel performance.

Product Sales
-------------

Sales made to franchisees through the Company's group purchasing program decreased approximately $0.8 million (or 13.6%) to $5.0 million for the three months ended September 30, 1998 from $5.8 million for the three months ended September 30, 1997. The group purchasing program utilizes bulk purchases to obtain favorable pricing from third party vendors for franchisees ordering similar products. The Company acts as a "clearing-house" between the franchisee and the vendor, and orders are shipped directly to the franchisee.

Product cost of sales decreased $1.0 million (or 18.1%) for the three months ended September 30, 1998. The product services margins increased for the three months ended September 30, 1998 to 9.9% from 5.0% at September 30, 1997. This purchasing program is provided to the franchisees as a service and is not expected to be a major component of the Company's profitability.

Other
------

For the three months ended September 30, 1998, the Company recognized approximately $0.6 million in dividend income from its investment in Friendly and approximately $2.7 million of interest income from its subordinated term note to Sunburst Hospitality, Inc. During the third quarter of 1998, the Company recognized a gain of $7.2 million, net of tax on the extinguishment of certain capital lease obligations.

Comparison of Nine Month Period Ended September 30, 1998 Operating Results and Nine Month Period Ended September 30, 1997 Operating Results

The Company reported net income of $43.1 million, or $0.72 per diluted share, for the nine months ended September 30, 1998, compared to net income for the same period of 1997 of $28.0 million, or $0.45 per diluted share. The $0.72 per share includes approximately $0.02 resulting from a sale of certain investments held by the Company and approximately $0.12 resulting from a gain on early
extinguishment of debt.   Exclusive of this gain and extraordinary item, diluted
earnings per share increased 28.9% to $0.58 per share from $0.45 per share. The increase in net income for the period is primarily attributable to an increase in franchise revenue as a direct result of the addition of new licensees to the franchise system, improvements in the operating performance of franchised hotels and the control of the Company's selling, general and administrative costs.

Franchise Revenues
------------------

The Company's net franchise revenues were $105.8 million for the nine months ended September 30, 1998 and $98.5 million for the nine months ended September 30, 1997.

Total net franchise revenues are computed as follows:

(In millions)
                                September 30, 1998   September 30, 1997
                                -------------------  -------------------
Total franchise revenues              $123.2               $116.2
Product sales                          (17.4)               (17.7)
                                      ------               ------
Total net franchise revenues          $105.8               $ 98.5
                                      ======               ======

Royalties increased $6.7 million to $85.7 million in 1998 from $79.0 million in 1997, an increase of 8.5%. The increase in royalties is attributable to a net increase of 144 franchisees during the period representing an additional 9,150 rooms, an improvement in domestic RevPAR of 1.5% and an increase in the effective royalty rate of the domestic hotel system to 3.54% from 3.42%. Initial franchise fee and relicensing fee revenue generated from domestic franchise contracts signed increased to $12.6 million from $11.7 million in 1997 as a result of an increase in agreements signed in the nine months ended September 30, 1998 to 586, as compared to 469 for the nine months ended September 30, 1997. The total number of domestic hotels online increased to 3,024 from 2,852 an increase of 6.0% for the period ending September 30, 1998. This represents an increase in the number of rooms open of 4.4% from 240,908 as of September 30, 1997 to 251,415 as of September 30, 1998. As of September 30, 1998, the Company had 792 hotels under development in its domestic hotel system an increase of 10.1% from 719 as of September 30, 1997.

The number of domestic rooms under development increased to 68,759 from 61,560, an increase of 11.7% for the period ending September 30, 1998. The total number of international hotels on line increased to 619 from 609 an increase of 1.6% as of September 30, 1998. International rooms online increased 12.2% from 51,191 as of September 30, 1997 to 57,437 as of September 30, 1998. The total number of international hotels under development increased to 577 from 104 an increase of 454.8% for the period ending September 30, 1998. The number of International rooms under development increased to 36,098 as of September 30, 1998 from 9,209 as of September 30, 1997, an increase of 292.0%. These increases are primarily attributable to the Company's June 1998 Strategic Alliance with Flag International Limited.

Franchise Expenses
------------------

Selling, general and administrative expenses remained flat at $36.8 million for the nine months ended September 30, 1998 and 1997. As a percentage of total net franchising revenues, total franchising selling, general and administrative expenses declined to 34.8% for the nine months ended September 30, 1998 as compared to 37.4% for 1997. The improvement in the franchising margins relates to the economies of scale generated from operating a larger franchisee base, cost control initiatives and improvements in franchised hotel performance.

Product Sales
-------------

Sales made to franchisees through the Company's group purchasing program decreased $0.3 million (or 1.7%) to $17.4 million for the nine months ended September 30, 1998 from $17.7 million at September 30, 1997. The group purchasing program utilizes bulk purchases to obtain favorable pricing from third party vendors for franchisees ordering similar products. The Company acts as a "clearing-house" between the franchisee and the vendor, and orders are shipped directly to the franchisee.

Similarly, product cost of sales decreased approximately $0.7 million (or 4.4%) for the nine months ended September 30, 1998. The product services margins increased for the nine months ended September 30, 1998 to 7.3% from 4.8% at September 30, 1997. This purchasing program is provided to the franchisees as a service and is not expected to be a major component of the Company's profitability.

Other
------

For the nine months ended September 30, 1998, the Company recognized approximately $1.6 million in dividend income from its investment in Friendly and approximately $7.6 million of interest income from its subordinated term note to Sunburst Hospitality, Inc. For the nine months ended September 30, 1998, the Company recognized approximately $2.2 million from the sale of certain investments and $7.2 million, net of tax on the extingishment of certain capital lease obligations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided by operating activities was $23.9 million for the nine months ended September 30, 1998, a decrease of approximately $9.0 million from $32.9 million for 1997. The decrease is primarily a result of an increase in cash interest paid due to additional indebtedness from Sunburst Hospitality, and income tax payment timing changes related to the Company's change to a calendar tax year. At September 30, 1998, the total long-term debt outstanding for the Company was $275.7 million which includes approximately $20.1 million which matures in the next twelve months.

In May 1998, the Company consummated a $100 million senior unsecured note offering (the "Notes"), bearing a coupon rate of 7.125%. The Notes mature on May 1, 2008, with interest to be paid semi-annually. The Company used the net proceeds from the offering of approximately $99 million to repay amounts outstanding under the Company's $300 million revolving credit facility.

As of November 12, 1998, the Company has repurchased 3.4 million shares of its common stock at a total cost of $48.6 million. The Company has authorization from its Board of Directors to repurchase up to an additional 5.3 million shares.

The Company believes that cash flow from operations and available financing capacity is adequate to meet the expected operating, investing, financing and debt service requirements for the business for the immediate future.


Year 2000 Compliance
--------------------

The Company is engaged in an ongoing effort to evaluate and remediate the Year 2000 computer problem shared by virtually all companies and businesses. As part of this effort, a cross-functional Year 2000 Compliance Committee was established to manage and supervise the efforts to become compliant and a Year 2000 action plan has been developed. The Company has completed the first two phases of the plan, which include (i) making the Company's internal organizations aware of the Year 2000 issue and assigning responsibility internally, and (ii) inventorying and initial testing of its proprietary software. The remaining phases include: (i) assessing the risk from third party vendors and franchisees and (ii) inventorying and testing secondary internal systems (e.g. employee PCs ). Throughout the process, remedial actions have been or will be taken as warranted.

The Company's exposure to potential Year 2000 problems exists in two general areas: technological operations in the sole control of the Company, and technological operations dependent in some way on one or more third parties. With respect to the Company's internal systems, it has conducted Year 2000 compliance testing on all of its proprietary software, including its reservations and reservations support systems, its franchise support system and its franchisee property management support systems. The tests have indicated that, except for two DOS based systems, the proprietary software is year 2000 compliant. The DOS version of ChoiceLINKS is not Year 2000 compliant and the DOS version of the Company's property management system is only compliant through December 31, 2000. The Company has communicated this to franchisees using these systems and has recommended that they migrate to the Windows(R) based versions of these systems. The Company has also been in the process of replacing its hardware platforms for these systems and a number of smaller support systems and has kept them updated so that by the end of 1998, all of the Company's large system computers will be no more than eighteen months old. Based on manufacturer's specifications, the Company believes that these new hardware platforms are year 2000 compliant.

The Company is also in the process of conducting an inventory of third party software, including PC operating systems and word processing and other commercial software. The Company anticipates that it will need to upgrade approximately 80% of its employee workstation PCs. The Company has not quantified the costs of such upgrades to its PC based systems, but the Company does not currently expect such costs to be material.

The Year 2000 Compliance Committee is currently identifying third party vendors and service providers whose non-compliant systems could have a material impact on the Company and undertaking an assessment as to such parties compliant status. These parties include franchisees, airline global distribution systems ("GDS), utility providers, telephone service providers, banks and data processing services. The GDS companies, which provide databases through which travel agents can book hotel rooms, have assured the Company in writing that they are making the necessary changes in their system to become compliant and the Company expects to finish with the GDS companies in November 1998. The Year 2000 Compliance Committee is in the process of assessing other third parties as to their compliance and the consequences in the event they are not compliant. The Committee expects that such assessment will be completed by the end of the fourth quarter of 1998.

Costs of addressing potential Year 2000 problems have not been material to date and, based upon preliminary information gathered to date, are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows. However, if the Company, its vendors or franchisees are unable to resolve such Year 2000 issues in a timely manner, it could result in a material financial risk, including loss of revenue, substantial unanticipated costs and service interruptions.

The Company is not in a position to guarantee the performance of others with respect to their Year 2000 compliance or predict whether any of the assurances that others provide regarding Year 2000 compliance may prove later to be inaccurate or overly optimistic.

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

ITEM 5.         Other Information
                ------------------

The Securities & Exchange Commission has amended the requirements of the proxy rules under the Securities Exchange Act of 1934 (the "1934 Act") regarding submission to the Board of Directors proposals to be considered for submission to the stockholders at an annual meeting of stockholders. Under the requirements of Rule 14a8 under the 1934 Act, the notice of a proposal must be submitted in writing to the Corporation no later than 45 days prior to the month and day of the mailing of the prior year's proxy statement. For the 1999 Annual Meeting, this date would be February 16, 1999.

However, the provisions of Rule 14a8 do not override the requirements of the Corporation's by-laws, which provide that notice of such proposals must be received by the Corporation not less than 60 nor more than 90 days prior to the first anniversary of the previous year's annual meeting. For the 1999 Annual Meeting, notice of such proposals must be received no earlier than January 30, 1999 and no later than March 1, 1999.

Such notice shall be delivered or mailed by first-class United States mail, postage prepaid, to the Corporate Secretary, Choice Hotels International, Inc., 10750 Columbia Pike, Silver Spring, Maryland 20901, and shall set forth as to each matter the stockholder proposes to bring before the annual meeting: (a) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the meeting, (b) the name and address, as they appear on the Corporation's books, of the stockholder proposing such business and the name and address of the beneficial owner on whose behalf the proposal is being made, (c) the class, series and number of shares of the Corporation which are beneficially owned by the stockholder or by the beneficial owner on whose behalf the proposal is being made, (d) any material interest of the stockholder, or the beneficial owner on whose behalf the proposal is being made, in such business, (e) a representation that the stockholder is a holder of record of stock of the Corporation entitled to vote at such meeting and intends to appear in person or by proxy at the meeting, and
(f) a description of all arrangements or understandings between the stockholder, the beneficial owner on whose behalf the proposal is being made, or any other person or persons (naming such person or persons) relating to the matter being proposed.


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
                ----------------------------------

(a) Exhibits

      Exhibit 27.01 - Financial Data Schedule  September 30, 1998


(b) The following reports were filed pertaining to the period ended September 30, 1998.

      None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CHOICE HOTELS INTERNATIONAL, INC.

Date: November 16, 1998              /s/ Charles A. Ledsinger, Jr.
      -----------------              -----------------------------
                                By:  Charles A. Ledsinger, Jr.
                                     President and Chief Executive Officer