Form 10-K
period 1998-12-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 1999-03-29
CIK 1046311

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

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996].

For the fiscal year ended     December 31, 1998

                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED].

For the transition period from ________________ to ______________________

                   Commission file number   001-13393


                       CHOICE HOTELS INTERNATIONAL, INC.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

                DELAWARE                                         52-1209792
       (State or Other Jurisdiction                          (I.R.S. Employer
     of Incorporation or Organization)                      Identification No.)

  10750 Columbia Pike, Silver Spring, Maryland                      20901
    (Address of Principal Executive Offices)                       Zip Code

Registrant's telephone number, including area code (301) 592-5000

Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class                Name of Each Exchange on Which Registered
Common Stock, Par Value $.01 per share             New York Stock Exchange
Preferred Stock Purchase Rights                    New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:


________________________________________________________________________________
                               (Title of Class)


________________________________________________________________________________
                               (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed in Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months as for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No___
                                               ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of voting stock of Choice Hotels International, Inc. held by non-affiliates was $495,884,280 as of March 10, 1999 based upon a closing price of $ 14.1875 per share.


             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes_______    No_______

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of Choice Hotels International, Inc.'s Common Stock at March 10, 1999 was 55,336,553.

                     DOCUMENTS INCORPORATED BY REFERENCE.

     PART I    1998 Annual Report to Stockholders
               Proxy Statement dated March 29, 1999

     PART II   1998 Annual Report to Stockholders
               Proxy Statement dated March 29, 1999

     PART III  Proxy Statement dated March 29, 1999

                                    PART I

ITEM 1.   BUSINESS

Overview

          Choice Hotels International, Inc. (the "Company" or "Choice") is the world's second largest franchisor of hotel properties with 3,671 hotels open and operating in 36 countries at December 31, 1998. In addition, at December 31, 1998, the Company had 1,477 franchise properties currently under development representing a total of 115,607 rooms. Choice franchises lodging properties under one of the Company's proprietary brand names (the "Choice brands"):
Comfort(R), Quality(R), Clarion(R), Sleep(R), Rodeway(R), Econo Lodge(R) and MainStay/SM/. The Company has over 2,300 franchisees in the franchise system with no single franchisee accounting for more than 5% of its royalty or total revenues. The Company franchises hotels in all 50 states, Puerto Rico and the District of Columbia and 35 additional countries, with 95% of its franchising revenue generated from hotels franchised in the United States. With recognized brands and a diverse and growing franchisee base, the Company believes it has a strong foundation for continued growth.

          Choice is a "pure-play" lodging franchisor with limited real estate exposure and low capital expenditure requirements. With a focus on hotel franchising versus ownership, the Company benefits from the economies of scale inherent in the franchising business. The fee and cost structure of the Company's business provides significant opportunities to increase profits by increasing the number of franchise properties. The Company derives substantially all of its revenues from franchise fees which consist of an initial fee and ongoing royalty, marketing, and reservation fees that are based as a percentage of the franchisees' gross room revenues.

          The principal factors that affect the Company's results are: (i) growth in the number of hotels under franchise; (ii) occupancies and room rates achieved by the hotels under franchise; (iii) the number and relative mix of franchised hotels and (iv) the Company's ability to manage costs. The number of rooms at franchised properties and occupancies and room rates at those properties significantly affect the Company's results because royalty fees are based upon room revenues at franchised hotels. The variable overhead costs associated with franchise system growth are substantially less than incremental royalty fees generated from new franchisees, therefore the Company is able to capture a significant portion of these royalty fees as operating income. The Company believes that the continued growth of its franchise business should enable it to capture increasing benefits from the operating leverage in place thereby improving operating margins. The Company's franchising operating margins/1/ have improved from 52.5% as of May 31, 1995 to 64.6% as of December 31, 1998. Furthermore, the Company has generated steady royalty fee income from its increasing franchisee base growing from $50.9 million for the year ended May 31, 1992 to $ 115.4 million for the year ended December 31, 1998. Earnings before interest, taxes, depreciation and amortization has grown from $32.2 million for the year ended May 31, 1992 to $ 93.8 million for the year end December 31, 1998.

__________________________
     /1/ Franchising operating margin is calculated by deducting selling, general and administrative expenses from net franchising revenues.

Company History

          Prior to becoming a separate, publicly-held company on October 15, 1997 pursuant to the Company Spin-off (as defined below), the Company was known as Choice Hotels Franchising, Inc. and was a wholly-owned subsidiary of Choice Hotels International, Inc. ("Former Choice"). On October 15, 1997, Former Choice distributed to its stockholders its hotel franchising business (which had previously been primarily conducted by the Company) and its European hotel ownership and franchising business pursuant to a pro rata distribution to its stockholders of all of the stock of the Company (the "Company Spin-off"). At the time of the Company Spin-off, the Company changed its name to "Choice Hotels International, Inc.," and Former Choice changed its name to "Sunburst Hospitality Corporation." References herein to the Company's former parent corporation prior to the Company Spin-off are to "Former Choice," and reference to such corporation after the Company Spin-off are to "Sunburst."

          Prior to November 1996, Former Choice was a subsidiary of Manor Care, Inc. ("Manor Care") which, directly and through its subsidiaries, engaged in the hotel franchising business currently conducted by the Company as well as the ownership and management of hotels (together with the hotel franchising business, the "Lodging Business") and the health care business. On November 1, 1996, Manor Care separated the Lodging Business from its health care business through a pro rata distribution to the holders of Manor Care's common stock of all of the stock of Former Choice (the "Former Choice Spin-off"). In connection with the Former Choice Spin-off, the Company became a wholly-owned subsidiary of Former Choice and remained as such until consummation of the Company Spin-off.

The Lodging Industry/(1)/

          As of December 31, 1998, there were approximately 3.7 million hotel rooms in the United States in hotels/motels containing twenty or more rooms. Of those rooms, approximately 1.1 million rooms were not affiliated with a national or regional brand, while the remaining approximately 2.6 million rooms were affiliated with a brand either through franchise or the ownership/management of a national or regional chain.

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

          The lodging industry in recent years has recovered, demonstrating strong performance, based on year-to-year increases in room revenues, average daily rates, revenue per available room ("RevPAR"), and lodging industry profitability. RevPAR is calculated by multiplying the percentage of occupied rooms by the average daily room rate realized. Since 1993, the lodging industry has been able to increase its average daily rate ("ADR") at a pace faster than the increase in the Consumer Price Index ("CPI"), a common measure of inflation published by the US Department of Labor. The following chart demonstrates the recent trends:

________________________
/1/ Source:  Smith Travel Research

THE US LODGING INDUSTRY'S GROWTH TRENDS SINCE 1991

               INCREASES IN                   AVERAGE
                   ROOM                        DAILY       INCREASE       INCREASE      REVENUE PER
                  REVENUE                       ROOM        IN ADR         IN CPI        AVAILABLE                         NEW
                  VERSUS        OCCUPANCY      RATES        VERSUS         VERSUS           ROOM           PROFITS        ROOMS
YEAR            PRIOR YEAR        RATES        (ADR)      PRIOR YEAR     PRIOR YEAR       (REVPAR)      (IN BILLIONS)     ADDED
----           ------------     ---------     ------      ----------     ----------     -----------     -------------    -------
1992.........       3.5%         62.6%        $58.91          1.4%           2.9%          $36.87         break-even      36,000
1993.........       4.6%         63.5%        $60.53          2.7%           2.7%          $38.42              $ 2.4      40,000
1994.........       7.1%         64.7%        $62.86          3.8%           2.7%          $40.70              $ 5.5      45,000
1995.........       6.7%         65.1%        $65.81          4.7%           2.9%          $42.83              $ 8.5      64,000
1996.........       8.9%         65.0%        $70.81          7.6%           2.9%          $46.06              $12.5     101,000
1997.........       8.8%         64.5%        $75.16          6.1%           1.9%          $48.50              $17.0     128,000
1998.........       7.7%         64.0%        $78.62          4.4%           2.3%          $50.29              $22.0     143,000

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

          New hotels opened in recent years typically have been limited-service hotels, as limited-service hotels are less costly to develop, enjoy higher gross margins, and tend to have better access to financing. These hotels typically operate in the economy and middle-market categories and are located in suburban or highway locations. From 1991 to 1998, the average room count in new hotels declined from 122 to 95 primarily because hotel developers found it difficult to obtain financing of more than $3 million from their primary lending sources (local banks and Small Business Administration-guaranteed loan programs).

          In recent years, operators of hotels not owned or managed by major lodging companies have increasingly joined national hotel franchise chains as a means of remaining competitive with hotels owned by or affiliated with national lodging companies. Because the costs of owning and operating a hotel are generally fixed, increases in revenues generated by affiliation with a franchise lodging chain can improve a hotel's financial performance. Of approximately 1,104 hotel properties that changed their affiliation in 1998, 82% converted from independent status to affiliation with a chain or converted from one chain to another, while only

18% canceled or were required to cancel their chain affiliation. A total of 204 independent properties switched to a franchise chain in 1998.

          The large franchise lodging chains, including the Company, generally provide a number of services to hotel operators to improve the financial performance of their properties including national reservation systems, marketing and advertising programs and direct sales programs. The Company believes that national franchise chains with a larger number of hotels enjoy greater brand awareness among potential guests than those with fewer numbers of hotels, and that greater brand awareness can increase the desirability of a hotel to its potential guests.

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

Strategy. The Company's business strategy is designed to maximize the value of its extensive distribution channels (which include the hotels under franchise and the hotel guests) by expanding and enhancing those relationships. The strategy is effectuated through an emphasis on the following key components: (1) optimizing the brand portfolio, (2) strategically growing the franchise system,
(3) leveraging the franchise system, (4) improving its and its franchisees' margins, (5) growing profitability internationally, and (6) pursuing complementary business opportunities.

 . Optimizing the Brand Portfolio.   The Company believes that each of its brands
  has particular attributes and strengths. The Company's strategy is to leverage the strengths of each brand for profit growth and for identifying new niches into which the company may expand. This will be effectuated through a raising of the Company's brand standards strictly enforced through consumer-driven quality assurance.

 . Increasing Market Penetration on a Strategic Basis. The Company is taking advantage of its regional structure to analyze key markets in the U.S. and, in conjunction with its franchisees, identifying the best opportunities for new development or conversion to one of the Company's brands.

 . Expanding Partner Services Programs. The Company believes there is significant opportunity to leverage its size by entering into arrangements with national and multi-national companies that want to gain exposure to the Company's franchised hotels and to the millions of guests who patronize the Company's franchised hotels each year. In practice, the guest enjoys brand-name products and services that help build guest loyalty and the franchisee benefits from competitively priced products. Vendor partners gain access to a critical mass of franchisees, which in turn generates residual income for the Company.

 . Improving Margins Through Increased Productivity. The Company addresses the competitiveness of its own and its franchisees' profitability by initiating revenue generating programs and improving cost productivity. A key component of this strategy is the roll out of the Company's proprietary property and yield management system "Profit Manager by Choice", which the Company believes will improve the RevPAR of its franchisees. This is supplemented by continued enforcement of the Company's contracts (including licensee audits).

 . Growing Profitably Internationally. During the eleven fiscal years ended
  December 31, 1998, the number of properties (including those under construction) in the Company's international franchise system increased to 1,243 properties with 93,470 rooms, from 81 properties with 8,330 rooms. The Company's international franchise system includes hotels in 35 countries outside the United States. The Company plans to continue to profitably grow its brands internationally through a strategic pursuit of joint ventures, master franchising agreements and brand specific area development agreements.

 . Pursuing Complementary Business Opportunities.  The separation of Choice from
  Former Choice allows the Company to focus solely on franchising, including potential acquisition opportunities that are complementary to the Company's core business and unique operating skills. Choice's acquisition strategy includes the potential purchase of lodging brands that would enhance the offerings the Company currently makes to its franchisees and hotel consumers.

Franchise System

          The Company's franchise hotels operate under one of the Choice brand names: Comfort(R), Quality(R), Clarion(R), Sleep(R), Rodeway(R), Econo Lodge(R) and MainStay(SM). The following table presents key statistics relative to Choice's domestic franchise system over the three fiscal years ended May 31, 1997, for the seven-month period ended December 31, 1997 and for the two fiscal years ended December 31, 1998.

                      COMBINED DOMESTIC FRANCHISE SYSTEM

                                                         AS OF AND FOR THE YEAR ENDED     AS OF AND FOR THE SEVEN
                                                                    MAY 31,              MONTHS ENDED DECEMBER 31,
                                                       ------------------------------------------------------------
                                                           1995       1996       1997                 1997
                                                       ------------------------------------------------------------
Number of properties, end of period..............         2,311      2,495      2,781                2,880
Number of rooms, end of period...................       200,792    214,613    235,431              242,161
Royalty fees ($000)..............................      $ 71,665   $ 82,239   $ 91,724             $ 65,271
Average Royalty Rate(1)..........................           3.2%       3.3%       3.4%                 3.5%
Average occupancy percentage.....................          63.8%      63.9%      62.6%                66.2%
Average daily room rate (ADR)....................      $  47.13   $  49.49   $  51.92             $  54.97
RevPAR(2)........................................      $  30.08   $  31.60   $  32.52             $  36.39

                                                       AS OF AND FOR THE YEAR ENDED
                                                                DECEMBER 31,
                                                      ---------------------------------------
                                                                 1997                1998
                                                      ---------------------------------------
Number of properties, end of period..............               2,880               3,039
Number of rooms, end of period...................             242,161             252,357
Royalty fees ($000)..............................            $ 99,144            $109,240
Average Royalty Rate(1)..........................                 3.5%                3.6%
Average occupancy percentage.....................                62.3%               60.9%
Average daily room rate (ADR)....................            $  53.89            $  56.39
RevPAR(2)........................................            $  33.56            $  34.35


(1) Represents domestic royalty fees as a percentage of aggregate gross room revenues of all of the domestic Choice brand franchised hotels.
(2) The Company's RevPAR figure for each fiscal year is an average of the RevPAR calculated for each month in the fiscal year. The Company calculates RevPAR each month based on information actually reported by franchisees on a timely basis to the Company.

          The Company has over 2,300 domestic franchisees and operates in all 50 states and the District of Columbia. Approximately 95% of the total royalty income is generated from domestic franchise operations. Consequently, the Company's analysis of its franchise system is focused on the domestic operations. Currently, no master franchisee or other franchisee accounts for 5% or more of Choice's royalty revenues or total revenues. Sunburst is the Company's largest franchisee with a portfolio of 88 hotels containing 11,911 rooms located in 27 states as of December 31, 1998.

Brand Positioning


          The Company's hotels are primarily limited-service hotels (offering amenities such as swimming pools and continental breakfast) or limited-to-full service (offering amenities such as food and beverage services, meeting rooms and room service).

Comfort. The Comfort brand is the Company's largest. Comfort Inns and Comfort Suites hotels offer rooms in the limited-service, middle market category. Comfort Inns and Comfort Suites are targeted to business and leisure travelers. Principal competitor brands include Days Inn, Fairfield Inn, Hampton Inn, Holiday Express and LaQuinta. At December 31, 1998, there were 1,526 Comfort Inn properties and 192 Comfort Suites properties with a total of 117,405, and 15,660 rooms, respectively, open and operating worldwide. An additional 385 Comfort Inn and Comfort Suites properties with a total of 33,061 rooms were under development.

          Comfort properties are located in the United States and in Argentina, Australia, the Bahamas, Belgium, Brazil, Canada, Denmark, France, Germany, India, Italy, Jamaica, Lebanon, Mexico, Norway, Portugal, Puerto Rico, Sweden, Switzerland, Thailand, Turks & Caicos, the United Kingdom and the United Arab Emirates. The following chart summarizes the Comfort system in the United
States:

                            COMFORT DOMESTIC SYSTEM

                                                         AS OF AND FOR THE YEAR ENDED     AS OF AND FOR THE SEVEN
                                                                   MAY 31,               MONTHS ENDED DECEMBER 31,
                                                       --------------------------------------------------------------
                                                           1995      1996       1997                1997
                                                       --------------------------------------------------------------
Number of properties, end of period..............         1,015     1,129      1,255               1,304
Number of rooms, end of period...................        87,551    94,160    102,722             105,384
Royalty fees ($000s).............................       $37,635   $44,657   $ 50,758            $ 36,446
Average occupancy percentage.....................          69.5%     68.7%      67.2%               71.3%
Average daily room rate (ADR)....................       $ 48.24   $ 51.13   $  54.17            $  57.15
RevPAR...........................................       $ 33.54   $ 35.11   $  36.39            $  40.75

                                                      AS OF AND FOR THE YEAR ENDED
                                                             DECEMBER 31,
                                                     ---------------------------------------
                                                              1997                  1998
                                                     ---------------------------------------
Number of properties, end of period..............            1,304                 1,394
Number of rooms, end of period...................          105,384               110,682
Royalty fees ($000s).............................         $ 55,261              $ 61,153
Average occupancy percentage.....................             66.6%                 65.4%
Average daily room rate (ADR)....................         $  55.74              $  58.19
RevPAR...........................................         $  37.15              $  38.03

Sleep Inn. Established in 1988, Sleep Inn is a new-construction hotel brand in the limited-service, economy category. Sleep Inns are targeted to the business and leisure traveler. Principal competitor brands include Days Inn, Fairfield Inn, Holiday Express, LaQuinta Inn, Ho-Jo Inn and Ramada Inn.

          At December 31, 1998, there were 200 Sleep Inn properties with a total of 15,214 rooms open and operating worldwide. An additional 193 properties with a total of 14,979 rooms were under development. The properties are located in the United States, Canada, the Cayman Islands and Thailand. The following chart summarizes the Sleep system in the United States:

                             SLEEP DOMESTIC SYSTEM

                                                        AS OF AND FOR THE YEAR ENDED     AS OF AND FOR THE SEVEN
                                                                   MAY 31,              MONTHS ENDED DECEMBER 31,
                                                       -----------------------------------------------------------
                                                         1995       1996      1997                 1997
                                                       -----------------------------------------------------------
Number of properties, end of period..............            51        87       131                 156
Number of rooms, end of period...................         3,672     6,396     9,635              11,538
Royalty fees ($000s).............................        $2,080    $2,108    $3,343             $ 2,630
Average occupancy percentage.....................          65.3%     65.5%     63.9%               66.5%
Average daily room rate (ADR)....................        $41.89    $45.11    $48.11             $ 50.54
RevPAR...........................................        $27.37    $29.56    $30.75             $ 33.60

                                                         AS OF AND FOR THE YEAR ENDED
                                                                  DECEMBER 31,
                                                        ---------------------------------
                                                              1997                 1998
                                                        ---------------------------------
Number of properties, end of period..............              156                  197
Number of rooms, end of period...................           11,538               14,924
Royalty fees ($000s).............................          $ 3,926              $ 5,337
Average occupancy percentage.....................             63.0%                62.0%
Average daily room rate (ADR)....................          $ 49.41              $ 51.41
RevPAR...........................................          $ 31.11              $ 31.88

Quality. Certain Quality Inns and Quality Suites hotels compete in the limited-service, middle market category while others compete in the full-service, middle market category. Quality Inns and Quality Suites are targeted to business and leisure travelers. Principal competitor brands include Best Western, Holiday Inn, Howard Johnson, Ramada Inn and Days Inn. At December 31, 1998, there were 554 Quality Inn properties with a total of 61,542 rooms, and 125 Quality Suites properties with a total of 13,930 rooms open worldwide. An additional 177 Quality Inn and Quality Suites properties with a total of 18,782 rooms were under development.

          Quality properties are located in the United States and in Australia, Canada, Chile, Costa Rica, the Czech Republic, Denmark, France, Germany, India, Indonesia, Ireland, Italy, Jamaica, Malaysia, Mexico, New Zealand, Norway, Portugal, Russia, Spain, Sweden, Thailand, the United Kingdom and the United Arab Emirates.

          The following chart summarizes the Quality system in the United
States:

                            QUALITY DOMESTIC SYSTEM

                                                        AS OF AND FOR THE YEAR ENDED       AS OF AND FOR THE SEVEN
                                                                   MAY 31,                MONTHS ENDED DECEMBER 31,
                                                       --------------------------------------------------------------
                                                           1995      1996      1997                     1997
                                                       --------------------------------------------------------------
Number of properties, end of period..............           341       362       409                      419
Number of rooms, end of period...................        43,281    45,967    50,487                   50,674
Royalty fees ($000s).............................       $15,632   $16,606   $17,623                  $14,459
Average occupancy percentage.....................          63.1%     62.5%     61.3%                    63.8%
Average daily room rate (ADR)....................       $ 50.94   $ 52.90   $ 54.61                  $ 57.58
RevPAR...........................................       $ 32.16   $ 33.08   $ 33.46                  $ 36.73

                                                            AS OF AND FOR THE YEAR ENDED
                                                                    DECEMBER 31,
                                                       -------------------------------------
                                                             1997                 1998
                                                       -------------------------------------
Number of properties, end of period..............             419                  430
Number of rooms, end of period...................          50,674               50,151
Royalty fees ($000s).............................         $18,488              $20,187
Average occupancy percentage.....................            60.2%                58.7%
Average daily room rate (ADR)....................         $ 56.79              $ 60.19
RevPAR...........................................         $ 34.19              $ 35.35


Clarion. Clarion Inns, Clarion Hotels, Clarion Resorts and Clarion Suites hotels are full-service properties which operate in the upscale category. Clarion properties are targeted to business and leisure travelers. Principal competitor brands include Holiday Inn, Holiday Select, Crowne Plaza, Four Points by Sheraton, Radisson, Courtyard by Marriott and Doubletree.

          At December 31, 1998, there were 130 Clarion properties with a total of 21,355 rooms open and operating worldwide and an additional 45 properties with a total of 7,037 rooms under development. The properties are located in the United States, Australia, the Bahamas, Canada, Chile, France, Germany, Guatemala, Indonesia, Ireland, Japan, Mexico, Norway, Russia and Uruguay. The following chart summarizes the Clarion system in the United States:

                            CLARION DOMESTIC SYSTEM

                                                        AS OF AND FOR THE YEAR ENDED          AS OF AND FOR THE SEVEN
                                                                   MAY 31,                   MONTHS ENDED DECEMBER 31,
                                                        ---------------------------------------------------------------
                                                           1995      1996      1997                      1997
                                                       ----------------------------------------------------------------
Number of properties, end of period..............            63        75        92                        96
Number of rooms, end of period...................        10,420    12,817    14,721                    16,161
Royalty fees ($000s).............................       $ 2,995   $ 3,602   $ 4,081                   $ 2,957
Average occupancy percentage.....................          63.7%     63.3%     63.3%                     64.7%
Average daily room rate (ADR)....................       $ 63.71   $ 64.36   $ 67.76                   $ 71.53
RevPAR...........................................       $ 40.58   $ 40.74   $ 42.86                   $ 46.29

                                                             AS OF AND FOR THE YEAR ENDED
                                                                    DECEMBER 31,
                                                       -------------------------------------------
                                                                     1997                  1998
                                                       -------------------------------------------
Number of properties, end of period..............                       96                  105
Number of rooms, end of period...................                   16,161               17,878
Royalty fees ($000s).............................                  $ 5,061              $ 5,447
Average occupancy percentage.....................                     62.3%                60.4%
Average daily room rate (ADR)....................                  $ 70.67              $ 72.37
RevPAR...........................................                  $ 44.05              $ 43.73


Econo Lodge. Econo Lodge hotels operate in the limited-service, economy category of the lodging industry. Econo Lodges are primarily targeted to senior citizens and rely to a large extent on strong roadside name recognition. Principal competitor brands include Days Inn, Ho-Jo Inn, Motel 6, Ramada Limited, Red Carpet Inn, Red Roof Inn, Super 8 and Travelodge.

               At December 31, 1998, there were 723 Econo Lodge properties with a total of 45,656 rooms open and operating in the United States and Canada, and an additional 132 properties with a total of 9,636 rooms under development in those two countries. The following chart summarizes the Econo Lodge system in the United States:

                          ECONO LODGE DOMESTIC SYSTEM

                                                        AS OF AND FOR THE YEAR  ENDED      AS OF AND FOR THE SEVEN
                                                                   MAY 31,                MONTHS ENDED DECEMBER 31,
                                                        -------------------------------------------------------------
                                                            1995       1996       1997                  1997
                                                       --------------------------------------------------------------
Number of properties, end of period..............            633        641        682                   692
Number of rooms, end of period...................         42,801     42,726     44,636                45,050
Royalty fees ($000s).............................        $12,021    $12,760    $13,288               $ 8,991
Average occupancy percentage.....................           57.5%      58.0%      56.4%                 60.7%
Average daily room rate (ADR)....................        $ 38.31    $ 39.97    $ 41.33               $ 43.86
RevPAR...........................................        $ 22.04    $ 23.17    $ 23.30               $ 26.63

                                                            AS OF AND FOR THE YEAR ENDED
                                                                    DECEMBER 31,
                                                       --------------------------------------
                                                                  1997                1998
                                                       --------------------------------------
Number of properties, end of period..............                  692                 698
Number of rooms, end of period...................               45,050              44,458
Royalty fees ($000s).............................              $13,687             $13,975
Average occupancy percentage.....................                 56.1%               54.2%
Average daily room rate (ADR)....................              $ 42.35             $ 43.69
RevPAR...........................................              $ 23.75             $ 23.70

Rodeway. The Rodeway brand competes in the limited-service, economy category and is primarily targeted to senior citizens. Principal competitor brands include Ho-Jo Inn, Ramada Limited, Red Roof Inn, Budgetel, Shoney's Inn, Super 8 and Motel 6. At December 31, 1998, there were 202 Rodeway Inn properties with a total of 12,873 rooms, open and operating in the United States and Canada, and an additional 51 properties with a total of 3,532 rooms under development in those two countries. The following chart summarizes the Rodeway system in the United States:

                            RODEWAY DOMESTIC SYSTEM

                                                          AS OF AND FOR THE YEAR ENDED         AS OF AND FOR THE SEVEN
                                                                   MAY 31,                    MONTHS ENDED DECEMBER 31,
                                                        ---------------------------------------------------------------
                                                         1995       1996      1997                          1997
                                                       ----------------------------------------------------------------
Number of properties, end of period..............           208       201       217                          209
Number of rooms, end of period...................        13,067    12,547    13,509                       12,997
Royalty Fees ($000s).............................       $ 2,302   $ 2,506   $ 2,631                      $ 1,756
Average occupancy percentage.....................          50.5%     52.7%     52.7%                        54.7%
Average daily room rate (ADR)....................       $ 38.93   $ 40.66   $ 41.15                      $ 44.11
RevPAR...........................................       $ 19.64   $ 21.48   $ 21.68                      $ 24.13

                                                               AS OF AND FOR THE YEAR ENDED
                                                                        DECEMBER 31,
                                                             ----------------------------------------
                                                                         1997                  1998
                                                             ----------------------------------------
Number of properties, end of period..............                         209                   196
Number of rooms, end of period...................                      12,997                12,447
Royalty Fees ($000s).............................                     $ 2,671               $ 2,678
Average occupancy percentage.....................                        51.4%                 49.9%
Average daily room rate (ADR)....................                     $ 43.15               $ 44.31
RevPAR...........................................                     $ 22.20               $ 22.12

MainStay Suites. MainStay Suites, the Company's newest hotel brand, is a middle-market, extended-stay lodging product targeted to travelers who book hotel rooms for five nights or more. The first MainStay Suites hotel, which Sunburst owns and manages, opened in Plano, Texas, in November 1996. As of December 31, 1998, there were 19 open hotels with 1,817 rooms and an additional 22 properties with 1,917 rooms under development.

          The MainStay/(SM)/ Suites brand is designed to fill the gap in the middle-market category between existing upscale and economy extended-stay lodging products. Principal competitors brands include Candlewood hotels, TownePlace Suites, as well as competition from all-suite hotel properties and traditional extended stay operators in both the upscale market (Hawthorne Suites, Homewood Suites, and Summerfield Suites) and the economy market (Extended Stay America, Studio Plus and Oakwood).

International Franchise Operations

          The Company's international franchise operations are primarily conducted through master franchise arrangements. These agreements provide the master franchisee the right to develop Choice branded hotels in a specific geographic region, usually for a fee. The agreements govern the relationship between the Company and the master franchisee, who share the royalties generated by the underlying franchised hotels. At December 31, 1998, the Company had 632 franchise hotels open in 35 countries outside the United States. The following table illustrates the growth of the Company's international franchise system over the three fiscal years ended May 31, 1997 for the seven-month period ended December 31, 1997 and the two fiscal years ended December 31, 1998.

                  COMBINED INTERNATIONAL FRANCHISE SYSTEM(1)

                                                       AS OF AND FOR THE YEAR ENDED     AS OF AND FOR THE SEVEN
                                                                 MAY 31,                MONTHS ENDED DECEMBER 31,
                                                       ----------------------------------------------------------
                                                           1995      1996       1997               1997
                                                       ----------------------------------------------------------
Number of properties, end of period..............           524       557        563                605
Number of rooms, end of period...................        44,877    46,843     47,603             50,639
Royalty fees $000s)..............................       $ 1,998   $ 1,586    $ 1,672            $   958

                                                             AS OF AND FOR THE YEAR ENDED
                                                                    DECEMBER 31,
                                                            ------------------------------------
                                                                     1997                 1998
                                                            ------------------------------------
Number of properties, end of period..............                     605                  632
Number of rooms, end of period...................                  50,639               53,095
Royalty fees $000s)..............................                 $ 2,303              $ 4,902

(1) Master franchise contracts do not currently require the reporting of operating statistics (e.g. average occupancy percentage and average daily room rate) of the underlying hotels, thus RevPAR is not calculated for foreign hotels.

Europe. The Company is the second-largest international franchised hotel chain in Europe, with 242 hotels open in 10 countries at December 31, 1998.

          In order to realign and streamline its European operations, in May 1996, the Company, through its subsidiary, ManorCare Hotels (France) S.A., acquired 750,000 ordinary (common) shares and 10,000,000 convertible preferred shares of Friendly Hotels, PLC ("Friendly") for approximately $17.1 million. The proceeds from this investment have been used by Friendly to finance the development of ten new Comfort Inn or Quality Inn hotels in the United Kingdom and Ireland. Additionally, the Company granted to Friendly a master franchise for the United Kingdom and Ireland in exchange for an additional 333,333 Friendly ordinary shares. Each 5.75% convertible preferred share is immediately convertible into one Friendly ordinary share for every 150p nominal value of the 5.75% convertible preferred shares.

          In January 1998, the Company and Friendly concluded a second transaction in which Friendly acquired from the Company the master franchise rights for the Comfort(R), Quality(R) and Clarion(R) brands for all of Europe with the exception of Scandinavia for a period of 10 years, for a payment of $8 million, payable in eight equal annual installments. As part of the transaction, Friendly acquired from the Company 10 hotels in France, two in Germany and one in the United Kingdom in exchange for 13,624,742 additional 5.75% convertible preferred shares with a value of $22.2 million. Each such 5.75% convertible preferred share is convertible on or after the announcement by Friendly of its 1998 financial results (which is expected to occur in April 1999) into one Friendly ordinary share for each 150p nominal value of the 5.75% convertible preferred shares. In addition, Friendly will pay the Company deferred compensation of $4 million in cash, payable by the fifth anniversary of the transaction or sooner depending on the level of future profits of the hotels acquired. After consummation of this transaction (and the receipt of additional ordinary shares resulting from the payment of dividends in ordinary shares), the Company holds 1,139,888 Friendly ordinary shares and 23,624,742 5.75% convertible preferred shares of Friendly. Assuming conversion to Friendly ordinary shares of all Friendly convertible preferred shares (including those held by the Company), the Company would hold approximately 46.5% of the outstanding Friendly ordinary shares. Under the terms of its investment, the Company currently has the right to appoint three of the directors to the Friendly board.

          There is also a master franchise arrangement in Scandinavia that has 84 open properties as of December 31, 1998.

Canada. Choice Hotels Canada is Canada's largest lodging organization with 212 properties open at December 31, 1998. Choice Hotels Canada is a joint venture, owned 50% by the Company and 50% by UniHost Corporation ("UniHost"), which was formed in 1993 when UniHost converted substantially all of its controlled hotels to Choice's brands and Choice contributed its operations in Canada to form Choice Hotels Canada.

Other International Relationships. The Company has master franchise arrangements with developers in various countries, including Australia, New Zealand, Mexico and Brazil. At December 31, 1998, 939 hotels were open and operating under these master franchise arrangements (exclusive of Europe and Canada), generating annual royalty fees to the Company of approximately $2.5 million.

          In July 1998, the Company and Flag International Limited ("Flag"), Australia's largest lodging chain, formed a strategic alliance. Flag Choice Hotels, a wholly-owned subsidiary of Flag, acquired a 20-year master franchise from the Company. Under the agreement, a number of Flag properties were re-branded with Company brands which best serve their market segment. The agreement also provides the Company with the opportunity to acquire, within the first four years of the agreement, up to 30 percent of the equity of Flag Choice Hotels with proportionate board representation.

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

          At December 31, 1998, the Company employed approximately 40 sales directors, each of whom is responsible for a particular region or geographic area. Sales directors contact potential franchisees directly and receive compensation based on sales generated. Franchise sales efforts emphasize the benefits of affiliating with one of the Choice brands, the Company's commitment to improving RevPAR, the Company's television, radio and print brand advertising campaigns, the Choice reservation system, the Company's training and support systems, and the Company's history of growth and profitability. Because the Choice brands cover a broad spectrum of the lodging marketplace, the Company is able to offer each prospective franchisee a brand that fits its needs, lessening the chances that the prospective franchisee would need to consider a competing franchise system.

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

          During fiscal 1998, Choice received 919 franchise applications, approved 749 applications, signed 619 franchise agreements and placed 318 new properties into operation in the United States under the Choice brands. Of those placed into operations, 198 were newly constructed hotels. By comparison, during the twelve month period ended December 31, 1997, the Company received 976 franchise applications, approved 807 applications, signed 576 franchise agreements and added 430 new properties into operation in the U.S. Applications received or approved may not always result in signed franchise agreements due to an applicant being unable to obtain financing or because the Company and the applicant are unable to agree on the financial terms of the franchise agreement.

          In 1998, the Company placed greater focus on quality standards, which were more rigidly enforced. Terminations for properties that failed to meet quality assurance standards and contractual obligations were 258 properties (including properties not yet open) in 1998 versus 183 properties in 1997.

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

          The standard franchise agreements typically require the Company's franchisees to pay the following fees:

                             QUOTED FEES BY BRAND

                                                   INITIAL FEE
                                                    PER ROOM/              ON-GOING FEES AS A PERCENTAGE OF GROSS ROOM REVENUES
                                                                       -----------------------------------------------------------
                  BRAND                             MINIMUM              ROYALTY FEES         MARKETING FEES      RESERVATION FEES
                  -----                        -------------------     -----------------   --------------------  -----------------
Comfort Inn...............................        $300/$45,000              5.25%                  2.1%               1.75%
Comfort Suites............................        $300/$50,000              5.25%                  2.1%               1.75%
Quality Inn...............................        $300/$35,000               4.0%                  2.1%               1.75%
Quality Suites............................        $300/$50,000               4.0%                  2.1%               1.25%
Sleep Inn.................................        $300/$40,000               4.5%                  2.1%               1.75%
Clarion...................................        $300/$40,000              3.75%                  1.0%               1.25%
Econo Lodge...............................        $250/$25,000               4.0%                  3.5%(1)              --
MainStay Suites...........................        $300/$30,000               4.5%                  2.5%(1)              --
Rodeway...................................        $250/$25,000               3.5%                 1.25%               1.25%

_________________________

(1) Fee includes both Marketing and Reservation Fees.

          For a description of the franchising agreements between the Company and Sunburst, see "Relationship Between the Company and Sunburst--Franchise Agreements," on the Proxy Statement dated March 29, 1999, incorporated herein by reference.

          The Company has increased its average royalty rate since fiscal year 1993, primarily by raising the quoted royalty fee for Comfort Inn franchisees to 5.25% of annual gross room revenues ("GRR") from 4.0% of GRR in 1993, and by increasing the number of higher royalty fee contracts in the franchise system. For the twelve months ended December 31, 1998, the Company's average royalty rate for all Choice domestic brand hotels was 3.6%. The Company believes that its average royalty rate will continue to increase as new franchisees are added and as older franchise agreements expire, terminate or are amended.

          At December 31, 1998, the Company had 3,894 franchise agreements in effect in the United States and 1,253 franchise agreements in effect in other countries. The average age of the franchise agreements was 4.6 years. Seven hundred ninety-five of the franchise agreements are scheduled to expire during the five-year period beginning December 31, 1998; however, franchise agreements generally contain early termination provisions.

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

Central Reservation System. On average, approximately 30.0% of the room nights booked at franchisees' properties are reserved through the toll-free telephone reservation system operated by the Company. The Company's reservation system consists of a computer reservation system known as CHOICE 2001, five reservation centers in North America and several international reservation centers run by the Company or its master franchisees. Operators trained on the CHOICE 2001 system can match each caller with a Choice-branded hotel meeting the caller's needs. It provides an instant data link to the Company's franchised properties as well as to the Amadeus, Galileo, SABRE and Worldspan airline reservation systems that facilitates the reservation process for travel agents.

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

Property Management System; Technical Services Program. The Company's proprietary property and yield management system, Profit Manager by Choice Hotels, is designed to help franchisees maximize profitability and compete more effectively by managing their rooms inventory, rates and reservations. The Profit Manager system synchronizes each hotel's inventory with the CHOICE 2001 system, giving reservation sales agents last room sell capabilities at every hotel. Profit Manager includes a revenue management feature that calculates and suggests optimum rates and length of stays based on each hotel's past performance and projected occupancy.

          As of March 1, 1999, Profit Manager was installed in 884 hotels in the United States and Canada, with 225 of those hotels utilizing the revenue management function.

          To encourage the deployment of Profit Manager, the Company has developed a Technology Support Program ("TSP"), which allows hotels to pay for all aspects of the Profit Manager system (software, hardware, maintenance,
training and support) with one monthly payment.   A core component of the TSP is
a hardware leasing arrangement for Dell Computers equipment under which a subsidiary of the Company, Choice Hotels International Services Corp.

("CHI Services"), leases the hardware and then subleases it to franchisees. The benefits to franchisees are no initial up-front costs and periodic technology updating.

          Under the leasing arrangement, the Company has provided to Dell Financial Services, the equipment lessor, a guarantee of up to 25 percent of the value of the leased equipment and a security interest in management fees payable by the Company to CHI Services.

Brand Name Marketing and Advertising. The Company's marketing and advertising programs are designed to heighten consumer awareness of the Choice brands. Marketing and advertising efforts are focused primarily in the United States and include national television and radio advertising, print advertising in consumer and trade media and promotional events, including joint marketing promotions with vendors and corporate partners. In fiscal year 1996, the Company began using brand-specific marketing and largely discontinued the strategy of advertising its multiple brands under the Choice umbrella. As a result, each brand employs a more focused approach to its target audiences.

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

          To encourage compliance with quality standards, the Company offers various brand-specific incentives to franchisees who maintain consistent quality standards. The Company identifies franchisees whose properties operate below minimum quality standards and assists them in complying with brand specifications. Franchisees who fail to improve on identified quality matters may be subject to consequences ranging from written warnings to termination of the franchisee's franchise agreement. During the twelve months ended December 31, 1998, the Company terminated 159 domestic properties for failure to maintain minimum quality assurance scores.

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

Purchasing. The Company's product services department negotiates volume purchases of various products needed by franchisees to run their hotels, including furniture, fixtures, carpets and bathroom amenities. The department also helps to ensure consistency in such products across its exclusively new-construction brands, Sleep Inn and MainStay/SM/ Suites brands. Sales to franchisees by the Company were approximately $21.3 million during the twelve months ended December 31, 1998. The group purchasing program consists of the Company's utilization of bulk purchases to obtain favorable pricing from third-party vendors for franchisees ordering similar products. The Company acts as a clearinghouse between the franchisee and the vendor, and most orders are shipped directly to the franchisee. In the fourth quarter of 1998, the Company discontinued the group purchasing program as previously operated.

Design and Construction. The Company maintains a design and construction department to assist franchisees in refurbishing, renovating, or constructing their properties prior to or after joining the system. Department personnel assist franchisees in meeting the Company's brand specifications by providing technical expertise and cost-savings suggestions.

Financial Assistance Programs. From time to time, the Company establishes programs or helps franchisees obtain financing through (i) a wholly owned subsidiary; (ii) strategic partnerships with hotel lenders and (iii) by referral to hotel lenders for hotel refinancing, acquisition, renovation and development. In March 1999, the Company established a program that awards a cash incentive of $125,000 each to the first 100 MainStay Suites projects that meet program standards. The program, which will expire November 15, 1999, will provide for cash incentives, taking the form of 10-year development loans forgivable at the end of the term. To be eligible for the incentive, properties must be in a predefined target area and franchisees must adhere to all specified brand standards. Groundbreaking must occur within six months of deal acceptance.

          Some of the past programs include: (i) a Second Mortgage Financing program under which the Company offered second mortgage financing for the development and construction of Quality Inn, Quality Suites, Quality Inn and Suites, Main Stay Suites and Sleep Inns; (ii) an Econo Lodge exterior renovation program under which forgivable loans up to an amount of $17,500 per property were given to qualified Econo Lodge franchisees for standardized exterior renovation; and (iii) a "Construction to Permanent Financing" program under which Salomon Smith Barney together with Suburban Capital Markets Inc. offered $100 million in financing per year to qualified franchises and the Company guaranteed such loans with a maximum guarantee amount of $10 million. At December 31, 1998, loans outstanding under the above programs were $2.5 million, $3.1 million and $18.4 million, respectively, and the Company's guarantee covered $9.2 million in loans.

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

          The Company is the second largest hotel franchisor in the world. The largest, Cendant Corporation (formerly HFS, Inc.), has over 5,500 franchised hotels. Bass Hotels & Resorts has 2,621, Accor has 2,577, Marriott International, Inc. has 1,477, Promus has 1,119, Starwood Hotels and Resorts has 653, Carlson Hospitality has 437, Hilton Hotels has 255 and Hospitality International has 236. The figures in this paragraph are with respect to U.S. hotel properties as indicated in the July 1998 issue of Hotels Magazine.

          The Company's prospects for growth are largely dependent upon the ability of its franchisees to compete in the lodging market, since the Company's franchise system revenues are based on franchisees' gross room revenues.

          The ability of a hotel to compete may be affected by a number of factors, including the location and quality of its property, the number and quality of competing properties nearby, its affiliation with a recognized name brand, and general regional and local economic conditions. The effect of local economic conditions on the Company's results is substantially reduced by the geographic diversity of the Company's franchised properties, which are located in all 50 states and in 35 other countries, as well as its range of products and room rates.

Service Marks and Other Intellectual Property

          The service marks Quality, Comfort, Clarion, Sleep, Econo Lodge, Rodeway, MainStay and related marks and logos are material to the Company's business. The Company, directly and through its franchisees, actively uses these marks. All of the material marks are registered with the United States Patent and Trademark Office. In addition, the Company has registered certain of its marks with the appropriate governmental agencies in over 100 countries where it is doing business or anticipates doing business in the foreseeable future. The Company seeks to protect its brands and marks throughout the world, although the strength of legal protection available varies from country to country.

Seasonality

          The Company's principal sources of revenues are franchise fees based on the gross room revenues of its franchised properties. The Company experiences seasonal revenue patterns similar to those of the lodging industry in general. This seasonality can be expected to cause quarterly fluctuations in the Company's revenues, profit margins and net income of Choice.

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

Employees

          The Company employed domestically approximately 1,850 people as of December 31, 1998. None of the Company's employees are represented by unions or covered by collective bargaining agreements. Choice considers its relations with its employees to be satisfactory.

ITEM 2.   PROPERTIES

          The principal executive offices of the Company are located at 10750 Columbia Pike, Silver Spring, Maryland 20901. Prior to May, 1998, the offices were leased from Sunburst; they are currently leased from a third party. The Company owns its reservation system offices in Phoenix, AZ and Minot, ND. In 1998, a subsidiary of the Company acquired a call center in Grand Junction, CO, which the Company had previously leased. The Company leases one additional reservation system office in Grand Junction, CO, pursuant to a lease that expires in 2000, and occupies additional space in Toronto, Canada, on a month-to-month basis. In addition, the Company leases 12 sales offices across the United States. Management believes that its executive, reservation systems and sales offices are sufficient to meet its present needs and does not anticipate any difficulty in securing additional or alternative space, as needed, on terms acceptable to the Company.

ITEM 3.   LEGAL PROCEEDINGS

          The Company is not a party to any litigation, other than routine litigation incidental to its business. None of such litigation, either individually or in the aggregate, is expected to be material to the business, financial condition or results of operations of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

EXECUTIVE OFFICERS OF CHOICE HOTELS INTERNATIONAL, INC.

     The name, age, title, present principal occupation, business address and other material occupations, positions, offices and employment of each of the executive officers of the Company are set forth below. The business address of each executive officer is 10750 Columbia Pike, Silver Spring,

Maryland 20901, unless otherwise indicated.

        NAME                                      AGE                     POSITION
        ----                                      ---                     --------
Stewart Bainum, Jr........................         52        Chairman of the Board of  Directors
Charles A. Ledsinger, Jr..................         49        Chief Executive Officer and President
Thomas Mirgon.............................         42        Senior Vice President, Administration
Mark C. Wells.............................         49        Senior Vice President, Marketing
Michael J. DeSantis.......................         40        Senior Vice President, General Counsel and Secretary
Joseph M. Squeri..........................         33        Vice President, Treasurer and Controller

Background of  Executive Officers:


     Stewart Bainum, Jr., 52, Chairman of the Board of the Company from March 1987 to November 1996 and since October 1997; Director of the Company since 1977; Chairman of the Board of Sunburst since November 1996; Chairman of the Board of HCR Manor Care, Inc. since September, 1998; Chairman of the Board and Chief Executive Officer of Manor Care, Inc. from March 1987 to September, 1998; Chief Executive Officer of Manor Care, Inc. and its subsidiary ManorCare Health Services, Inc. ("MCHS") from March 1987 to September, 1998 and President from June 1989 to September, 1998; Vice Chairman of the Board of Vitalink Pharmacy Services, Inc. ("Vitalink") from December 1994 to September, 1998; Vice Chairman of the Board of Manor Care and subsidiaries from June 1982 to March 1987; Director of Manor Care from August 1981 to September 1998, of Vitalink from September 1991 to September, 1998, of MCHS from 1976 to September 1998; Chairman of the Board and Chief Executive Officer of Vitalink from September 1991 to February 1995 and President and Chief Executive Officer from March 1987 to September 1991.

     Charles A. Ledsinger, Jr., 49, President, Chief Executive Officer and Director of the Company since August, 1998; President and Chief Operating Officer of St. Joe Company from February 1998 to August 1998, Senior Vice President and Chief Financial Officer of St. Joe Company from May 1997 to February 1998; Senior Vice President and Chief Financial Officer of Harrah's Entertainment, Inc. from June 1995 to May 1997; Senior Vice President and Chief Financial Officer of Promus Companies Incorporated from August 1990 to June 1995. Director: FelCor Lodging Trust, Inc., Friendly's Ice Cream Corporation and TBC.

     Thomas Mirgon. Senior Vice President, Administration since April 1998; Senior Vice President, Human Resources of the Company from March 1997 to April 1998 and of Former Choice from March 1997 to October 1997; Vice President, Administration of Interim Services from August 1993 to February 1997; employed by Taco Bell Corp. from January 1986 to August 1993, last serving as Senior Director, Field Human Resources from February 1992 to August 1993.

     Mark C. Wells. Senior Vice President-Marketing of the Company since May 1998; Senior Vice President, Franchise Services of Promus Hotel Corporation from 1996 to March 1998; Senior Vice President, Marketing of Promus Hotel Corporation from 1994 to 1996.

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

     Joseph M. Squeri. Treasurer of the Company since April 1998; Vice President, Finance and Controller of the Company since March 1997 and of Former Choice from March 1997 to October 1997; Director of Investment Funds, The Carlyle Group, from November 1994 to February 1997; various positions with Arthur Andersen LLP from July 1987 to November 1994, most recently as Manager.


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          Prior to the Spin-off, the Company was a wholly-owned subsidiary of Former Choice. In the Spin-off, Former Choice distributed to its shareholders all of its interest in the Company on the basis of one share of Company common stock for each share of Former Choice common stock. The Spin-off resulted in approximately 60 million shares of Company common stock outstanding as of October 16, 1997.

          The shares of the Company's Common Stock are listed and traded on the New York Stock Exchange. The following table sets forth information on the high and low prices of the Company's Common Stock since October 16, 1997.

                             QUARTERLY MARKET PRICE RANGE OF COMMON STOCK
                                 (Unaudited)


                             Quarters Ended                    MARKET PRICE PER SHARE
                             ---------------------------------------------------------------
                                                             HIGH                    LOW
                             ---------------------------------------------------------------
                             FISCAL 1998
                                March                       18  1/2                 14  5/16
                                June                        18 7/16                 12
                                September                   14 7/16                 11  5/8
                                December                    13 5/16                  9  5/8

                             FISCAL 1997(1)
                                October 16 --
                                November 30                $18                     $17

                             CALENDER 1997(1)
                                October 16 -
                                December 31                $18                     $15 7/8

           _________________________

          (1) On September 16, 1997, the Company changed its fiscal year end from May 31 to December 31. The Spin-off occurred on October 15, 1997, and no trading occurred prior to that date.

     The Company paid no dividends during the twelve month period ended December 31, 1998. The Company does not anticipate the payment of any cash dividends on its common stock in the foreseeable future. Payment of dividends on Company common stock will also be subject to limitations as may be imposed by the Company's credit facilities from time to time. The declaration of dividends will be subject to the discretion of the Board of Directors.

     As of March 10, 1999, there were 4,037 record holders of Company common stock.

     ITEM 6.  SELECTED FINANCIAL DATA.

              The required information is included on page 1 of the 1998 Annual Report and is incorporated herein by reference.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

              The required information is included on pages 20-27 of the 1998 Annual Report and is incorporated herein by reference.

     ITEM 7A. The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company's foreign investments. The Company manages its exposure to this market risk through the monitoring of its available financing alternatives including in certain circumstances the use of derivative financial instruments. The Company's strategy to manage exposure to changes in interest rates and foreign currencies remains unchanged from 1997. Furthermore, the Company does not foresee any significant changes in exposure in these areas or in how such exposure is managed in the near future.

              The following table summarizes information about derivative financial information and other financial instruments that are sensitive to changes in interest rates, including interest rate swap agreements and debt obligations. For interest rate swap agreements, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity date.

                            EXPECTED MATURITY DATE

                               1999      2000      2001      2002      2003    THEREAFTER    TOTAL     1998 FAIR VALUE
                               ----      ----      ----      ----      ----    ----------    -------   ---------------
Liabilities:
Long-term debt(1)
   Fixed rate                100,0000   100,000   100,000   100,000   100,000      100,000   100,000         97,561
   Average                       7.13%     7.13%     7.13%     7.13%     7.13%
   interest rate
   Variable rate(2)           179,210   179,210   179,210   172,210   179,210      179,210   179,210        179,210
   Average interest rate(3)      5.06%     5.45%     5.65%     5.73%     5.81%

INTEREST RATE DERIVATIVES


                            EXPECTED MATURITY DATE

                               1999      2000      2001      2002      2003    THEREAFTER    TOTAL     1988 FAIR VALUE
                               ----      ----      ----      ----      ----    ----------    -----     ---------------
Notional Amount               115,000   115,000   115,000   115,000
Average interest rate            5.85%     5.85%     5.85%     5.85%
   Receivable                       0         0         0         0
   Payable                        909       449       230       138                                         2,800

   (1) A hypothetical one percentage point change in interest rates would change the fair value of long-term debt by $6.46 million.

   (2) The Company will refinance the $150 million variable rate term loan as it amortizes throughout the expected maturity dates. Upon expiration of the credit facility in 2002, the Company expects to refinance its obligations.

   (3) Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

   The Company is also exposed to fluctuations in foreign currency relating to its preferred stock investment in Friendly Hotels, PLC which is denominated in British Pounds. The Company does not have any derivative financial instruments related to its foreign investments.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The required information is included on page(s) 29-44 of the 1998 Annual Report and is incorporated herein by reference. See Item 14 for the Index to Financial Statements and Schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The required information on directors is included on pages 3-4 of the Proxy Statement dated March 29, 1999 and is incorporated herein by reference. The required information on executive officers is set forth in Part I of this Form 10-K under an unnumbered item captioned "Executive Officers of Choice Hotels International, Inc."

ITEM 11.  EXECUTIVE COMPENSATION.

          The required information is included on pages 9-14 of the Proxy Statement dated March 30, 1999 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The required information is included on pages 6-8 of the Proxy Statement dated March 29, 1999 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The required information is included on pages 18-25 of the Proxy Statement dated March 29, 1999 and is incorporated herein by reference.


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (A) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT


          1.   FINANCIAL STATEMENTS

          The following information is included on the corresponding pages of the 1998 Annual Report:


          Consolidated Statements of Income...................   p. 29
          Consolidated Balance Sheets.........................   p. 30
          Consolidated Statements of Shareholders' Equity.....   p. 32
          Consolidated Statements of Cash Flows...............   p. 31
          Report of Independent Public Accountants............   p. 28

          Notes to Consolidated Financial Statements..........   pp. 33-44

          2.   FINANCIAL STATEMENT SCHEDULES

          The following reports are filed herewith.

          Report of Independent Public Accountants on Schedule..............
          Consent of Independent Public Accountants.........................
          Schedule II:  Valuation and Qualifying Accounts...................

          All other schedules are not applicable.

          3.   EXHIBITS

EXHIBIT
NUMBER                                                 DESCRIPTION
------                                                 -----------
3.01(a)        Restated Certificate of Incorporation of Choice Hotels Franchising, Inc.
3.02(a)        Amended and Restated Bylaws of Choice Hotels International, Inc.
4.01(c)        Credit Agreement dated October 15, 1997 among Choice Hotels International, Inc., Chase
               Manhattan Bank, as Agent and certain Lenders
4.02(c)        First Amendment to Credit Agreement dated February ___, 1998 among Choice Hotels
               International, Inc., Chase Manhattan Bank, as Agent, and certain Lenders.
4.03  *        Second Amendment to Credit Agreement, dated as of March 30, 1998 among Choice Hotels
               International, Inc., Chase Manhattan Bank, as agent, and certain Lenders.
4.04  *        Third Amendment to Credit Agreement, dated as of April 9, 1998 among Choice Hotels
               International, Inc., Chase Manhattan Bank, as agent, and certain Lenders.
4.05  *        Fourth Amendment to Credit Agreement, dated as of December 16, 1998, among Choice Hotels
               International, Inc., Chase Manhattan Bank, as agent, and certain Lenders.
4.06(h)        Registration Agreement dated April 28, 1998 between Choice Hotels International, Inc. and
               Salomon Brothers, Inc., Bear Stearns & Co. Inc. and Lehman Brothers Inc.
4.07(h)        Indenture dated as of May 4, 1998, by and among the Company, Quality Hotels Europe, Inc., QH
               Europe Partnership and Marine Midland Bank, as Trustee, with respect to the 7.125% Senior
               Notes due 2008 of the Company.
4.08(h)        Specimen certificate of 7.125% Senior Note due 2008 (Original Note) (Attached as an exhibit to the Indenture set forth as Exhibit 4.08)
4.09(h)        Specimen certificate of 7.125% Senior Note due 2008 (Exchange Note) (Attached as an exhibit to the Indenture set forth as Exhibit 4.08)
4.10(b)        Guarantee Agreement dated October 15, 1997 between Quality Hotels Europe, Inc. and The Chase
               Manhattan Bank.
4.11(b)        Supplement No. 1 to the guarantee Agreement dated April 28, 1998 among Choice Hotels
               International, Inc., Quality Hotels Europe, Inc., QH Europe Partnership and The Chase
               Manhattan Bank.
4.12(b)        Indemnity, Subrogation and Contribution Agreement, dated April 28, 1998 among Choice Hotels
               International, Inc., Quality Hotels Europe, Inc., QH Europe Partnership and The Chase
               Manhattan Bank.
4.13(g)        Rights Agreement, dated as of February 19, 1998, between Choice Hotels International, Inc.
               and ChaseMellon Shareholder Services, L.L.C., as Rights Agent.
10.01(a)       Employment Agreement between Choice Hotels International, Inc. and Charles A. Ledsinger, Jr.
               dated July 31, 1998.
10.02(d)       Distribution Agreement dated as of October 15, 1997 by and between Choice Hotels
               International, Inc. (renamed Sunburst Hospitality Corporation) and Choice Hotels
               Franchising, Inc. (renamed Choice Hotels International, Inc.)
10.03(d)       Employee Benefits Administration Agreement dated as of October 15, 1997 by and between

               Choice Hotels International, Inc. (renamed Sunburst Hospitality Corporation) and Choice
               Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)
10.04(d)       Tax Administration Agreement dated as of October 15, 1997 by and between Choice Hotels
               International, Inc. (renamed Sunburst Hospitality Corporation) and Choice Hotels
               Franchising, Inc. (renamed Choice Hotels International, Inc.
10.05(d)       Tax Sharing Agreement dated as of October 15, 1997 by and between Choice Hotels
               International, Inc. (renamed Sunburst Hospitality Corporation) and Choice Hotels
               Franchising, Inc. (renamed Choice Hotels International, Inc.)
10.09(d)       Employee Benefits Allocation Agreement dated as of October 15, 1997 by and between Choice
               Hotels International, Inc. (renamed Sunburst Hospitality Corporation) and Choice Hotels
               Franchising, Inc. (renamed Choice Hotels International, Inc.)
10.10(d)       Strategic Alliance Agreement dated as of October 15, 1997 by and between Choice Hotels
               International, Inc. (renamed Sunburst Hospitality Corporation) and Choice Hotels
               Franchising, Inc. (renamed Choice Hotels International, Inc.)
10.11(d)       Non-Competition Agreement dated as of October 15, 1997 by and between Choice Hotels
               International, Inc. (renamed Sunburst Hospitality Corporation) and Choice Hotels
               Franchising, Inc. (renamed Choice Hotels International, Inc.)
10.12(d)       Omnibus Amendment and Guaranty dated as of October 15, 1997 by and among Choice Hotels
               International, Inc. (renamed Sunburst Hospitality Corporation), Choice Hotels Franchising,
               Inc. (renamed Choice Hotels International, Inc.) and Manor Care, Inc.
10.13(d)       Amended and Restated Employment Agreement dated as of October 15, 1997 by and between Choice
               Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.) and Stewart Bainum, Jr.
10.14(d)       Assignment of Employment Agreement dated as of October 15, 1997 by and among Choice Hotels
               International, Inc. (renamed Sunburst Hospitality Corporation), Choice Hotels Franchising,
               Inc. (renamed Choice Hotels International, Inc.) and Thomas  Mirgon
10.15  *       Omnibus Amendment Agreement dated December 28, 1998 between Choice Hotels International,
               Inc. and Sunburst Hospitality Corporation.
10.16(f)       Choice Hotels International, Inc. Non-Employee Director Stock Option and Deferred
               Compensation Stock Purchase Plan.
10.17(f)       Choice Hotels International, Inc. 1997 Non-Employee Director Stock Compensation Plan.
10.18(f)       Choice Hotels International, Inc. 1997 Long-Term Incentive Plan.
10.19(h)       Employment Agreement dated April 13, 1998 between Choice Hotels International, Inc. and Mark
               Wells.
10.20(I)       Employment Agreement dated April 29, 1998 between Choice Hotels International, Inc. and
               Michael J. DeSantis.
10.21(i)       Agreement and Release dated June 16, 1998 between Choice Hotels International, Inc. and
               William R. Floyd.
10.22 *        Commercial Lease dated May 29, 1998 among Columbia Pike I, LLC and Colesville Road, LLC
               (each an assignee of Manor Care, Inc.) and Choice Hotels International, Inc.
13.01 *        Annual Report to Shareholders
21.01 *        Subsidiaries of Choice Hotels International, Inc.
23.01 *        Consent of Arthur Andersen LLP
27.01 *        Financial Data Schedule
99.01 *        Proxy Statement dated March 29, 1998.

-------------------------

*  Filed herewith

(a) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Registration Statement on Form S-4, filed August 31, 1998 (Reg. No. 333-62543).

(b) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Amendment No. 1 to Registration Statement on Form S-4, filed October 14, 1998 (Reg. No. 333-62543).

(c) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s "Transitional Report on Form 10-k dated June 1, 1997, to December 31, 1997, filed on March 31, 1998.

(d) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'' Current Report on Form 8-K dated October 15, 1997, filed on October 29, 1997.

(c) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'' Current Report on Form 8-K dated October 15, 1997, filed on December 16, 1997.

(f) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'' Registration Statement filed on Form S-8, filed on December 2, 1997 (Reg. No. 333-41357).

(g) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K dated February 19, 1998, filed on March 11, 1998.

(h) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'' Quarterly Report on Form 10-Q filed for the quarterly period ended March 31, 1998, filed on May 15, 1998.

(i) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'' Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1998, filed on August 11, 1998.


(B) No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1998

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CHOICE HOTELS INTERNATIONAL, INC.



                              By: /s/ Charles A. Ledsinger, Jr.
                                  -----------------------------
                                  Charles A. Ledsinger, Jr.
                                  President and Chief Executive Officer

Dated: March 30, 1999

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                          TITLE                            DATE
          ---------                          -----                            ----
 /s/ Stewart Bainum, Jr.                Chairman, Director                 March 30, 1999
------------------------------
     Stewart Bainum, Jr.

 /s/ Barbara Bainum                        Director                        March 30, 1999
------------------------------
     Barbara Bainum

 /s/ James H. Rempe                        Director                        March 30, 1999
------------------------------
     James H. Rempe

 /s/ Larry R. Levitan                      Director                        March 30, 1999
------------------------------
     Larry R. Levitan

 /s/ Frederic V. Malek                     Director                        March 30, 1999
------------------------------
     Frederic V. Malek

 /s/ Gerald W. Petitt                      Director                        March 30, 1999
------------------------------
     Gerald W. Petitt

 /s/ Jerry E. Robertson                    Director                        March 30, 1999
------------------------------
     Jerry E. Robertson

 /s/ Joseph M. Squeri                   Vice President,                    March 30, 1999
------------------------------     Treasurer and Controller
     Joseph M. Squeri

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To the Stockholders of Choice Hotels International, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Choice Hotels International, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our opinion thereon dated January 29, 1999. Our audit was made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule listed in the index above under Item 14(a)2 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                         Arthur Andersen LLP

Washington, D.C.
January 29, 1999

              CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                           (IN THOUSANDS OF DOLLARS)

                                     BALANCE AT          CHARGES TO                            BALANCE AT
                                    BEGINNING OF           PROFIT                                  END
      DESCRIPTION                      PERIOD             AND LOSS            WRITE-OFFS        OF PERIOD
      -----------                      ------             --------            ----------        ----------
Year ended December 31, 1998
  Allowance for doubtful accounts       $7,608              $1,473            $  (999)              $8,082
                                        ======              ======            ========              ======
Seven months ended December 31, 1997
  Allowance for doubtful accounts       $6,159              $2,274            $  (825)              $7,608
                                        ======              ======            ========              ======
Year ended December 31, 1997
  Allowance for doubtful accounts       $4,515              $2,238            $  (594)              $6,159
                                        ======              ======            ========              ======
Year ended May 31, 1996
  Allowance for doubtful accounts       $3,976              $  685            $  (146)              $4,515
                                        ======              ======            ========              ======

                       CHOICE HOTELS INTERNATIONAL, INC.
              10750 Columbia Pike, Silver Spring, Maryland 20901

                   PROXY SOLICITED BY THE BOARD OF DIRECTORS
                      FOR ANNUAL MEETING OF SHAREHOLDERS

                           TO BE HELD APRIL 29, 1999

The undersigned hereby appoints JERRY E. ROBERTSON and CHARLES A. LEDSINGER, JR. and each of them, the true and lawful attorneys and proxies, with full power of substitution, to attend the Annual Meeting of Shareholders of Choice Hotels International, Inc. (The "Company") to be held on April 29, 1999 at 9:00 a.m. at the Company's Corporate Headquarters, Choice Centre, 10770 Columbia Pike, Silver Spring, Maryland and at any adjournment thereof, and to vote all shares of common stock held of record which the undersigned could vote, with all the powers the undersigned would possess if personally present at such meeting, as designated below.

All shares of Company common stock that are represented at the Annual Meeting by properly executed proxies received prior to or at the Annual Meeting and not revoked will be voted at the Annual Meeting in accordance with the instructions indicated herein. If no instructions are indicated for the Election of Directors, such proxies will be voted in accordance with the Board of Directors' recommendation as set forth herein with respect to such proposal.


CHOICE HOTELS INTERNATIONAL, INC., ANNUAL MEETING, APRIL 29, 1999 AT 9:00 A.M.

                          DIRECTIONS TO CHOICE CENTRE
                              10770 Columbia Pike
                            Silver Spring, MD 20901


From Washington, DC - 16th Street North to Route 29 (Colesville Road). Pass over the Beltway (495), at which point Colesville Road becomes Columbia Pike. Choice Centre is on the left side approximately 2 miles past the Beltway.

From National Airport to Headquarters - Take George Washington Parkway approximately 8 miles to the Beltway I-495 North. Go North and follow Beltway as it curves East to (2nd Silver Spring Exit 30 North Colesville Road). Go approximately 2 1/2 miles to Choice Hotels Headquarters on your left side.

From Dulles Airport to Headquarters - Use Dulles Free Access (stay off toll road). Go East approximately 18 miles to I-495 North Beltway. Go North and follow Beltway as it curves east to (2nd Silver Spring Exit 30 North Colesville
Road). Go approximately 2 1/2 miles to Choice Hotels Headquarters on your left hand side.

From BWI to Headquarters - Take 195 west for 4 miles. The take I-95 south for 14 miles to Highway 198 west toward Burtonsville. Go west 3 miles to Route 29 (Colesville Road). Turn left on Route 29 (south) and go approximately 7 miles to Choice Hotels Headquarters - next to Mobil gas station.

From Baltimore, MD - Take I-95 South to Highway 198 west toward Burtonsville. Go west 3 miles to Route 29 (Colesville Road). Turn left on Rte. 29 (south) and go approximately 7 miles to Choice Centre.

THE BOARD OF DIRECTORS UNANIMOUSLY RECOMMENDS THAT SHAREHOLDERS VOTE FOR THE ELECTION OF THE PROPOSED DIRECTORS

Election of two Directors:

   FOR all nominees        WITHHOLD
   listed below           AUTHORITY
  (except as marked  to vote for all nominees    NOMINEES: Stewart Bainum, Jr.
   to the contrary)     Listed to the right               and James H. Rempe
        [ ]                  [ ]


                                     (Instruction: To withhold authority to vote
                                      for any individual nominee, write that
                                      nominee's name in the space provided
                                      below)


                                      __________________________________________

                                              If you plan to attend the Annual
                                              Meeting of Shareholders, please
                                              mark the following box and
                                              promptly return this Proxy Card.

                                              Dated _____________________  1999


                                              ----------------------------------
                                                            Signature


                                              ----------------------------------
                                                            Signature

                                              (Signatures should correspond
                                              exactly with the name or names
                                              appearing above. Attorneys,
                                              trustees, Executors,
                                              administrators, guardians and
                                              others signing in a representative
                                              capacity should designate their
                                              full titles. If the signer is a
                                              corporation, please sign the full
                                              corporate name by a duly
                                              authorized officer.)


                             FOLD AND DETACH HERE