Form 10-Q
period 1999-03-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 1999-05-04
CIK 1046311

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


FOR THE QUARTER ENDED MARCH 31, 1999                 COMMISSION FILE NO. 1-11915


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                                        Yes  X      No
                                                           -----      ______


                                                       SHARES OUTSTANDING
         CLASS                                         AT MARCH 31, 1999
-----------------------                             ------------------------
Common Stock, $0.01
par value per share                                        55,237,622


==============================================================================

                       CHOICE HOTELS INTERNATIONAL, INC.

                                     INDEX
                                     -----


                                                                        PAGE NO.
                                                                        -------
PART I.  FINANCIAL INFORMATION:

   Condensed Consolidated Balance Sheets -

       March 31, 1999 (Unaudited) and December 31, 1998                     3

   Consolidated Statements of Income -

       Three months ended March 31, 1999 and March 31, 1998

       (Unaudited)                                                          5

   Consolidated Statements of Cash Flows -

       Three months ended March 31, 1999 and March 31, 1998 (Unaudited)     6

   Notes to Consolidated Financial Statements (Unaudited)                   7

   Management's Discussion and Analysis of Results of

       Operations and Financial Condition                                   9

PART II.  OTHER INFORMATION AND SIGNATURE                                  14

                        PART I.  FINANCIAL INFORMATION

                       CHOICE HOTELS INTERNATIONAL, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                             MARCH 31,        DECEMBER 31,
                                               1999               1998
                                            ------------      -------------
           ASSETS                            (Unaudited)
CURRENT ASSETS

  Cash and cash equivalents                   $  4,536          $  1,692

  Receivables (net of allowance
    for doubtful accounts of
    $8,831 and $8,082, respectively)            26,425            28,117

  Income taxes receivable and other              1,304             5,852
                                              --------          --------
     Total current assets                       32,265            35,661


PROPERTY AND EQUIPMENT, AT COST, NET OF
  ACCUMULATED DEPRECIATION                      35,623            32,845

GOODWILL, NET OF ACCUMULATED AMORTIZATION       66,238            66,749

FRANCHISE RIGHTS, NET OF ACCUMULATED
AMORTIZATION                                    46,094            44,981

INVESTMENT IN FRIENDLY HOTELS, INC.             45,776            45,139

OTHER ASSETS                                    57,686            45,001

NOTE RECEIVABLE FROM SUNBURST HOSPITALITY      131,259           127,849
                                              --------          --------

       Total assets                           $414,941          $398,225
                                              ========          ========


The accompanying notes are an integral part of these condensed consolidated balance sheets.

                       CHOICE HOTELS INTERNATIONAL, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


                                                   MARCH 31,   DECEMBER 31,
                                                     1999          1998
                                                  -----------  -------------
                                                  (Unaudited)
LIABILITIES & EQUITY

CURRENT LIABILITIES

   Current portion long-term debt                   $ 17,646     $ 22,646
   Accounts payable                                   13,013       16,216
   Accrued expenses                                   16,501       19,606
                                                    --------     --------

       Total current liabilities                      47,160       58,468
                                                    --------     --------

LONG-TERM DEBT                                       284,327      256,564

DEFERRED INCOME TAXES AND OTHER
   LIABILITIES                                        38,145       26,683
                                                    --------     --------

       Total liabilities                             369,632      341,715
                                                    --------     --------
SHAREHOLDERS' EQUITY

       Common stock, $.01 par value                      609          607
       Additional paid-in-capital                     45,406       43,432
       Accumulated other comprehensive income            949        2,112
       Treasury stock                                (76,501)     (54,204)
       Retained earnings                              74,846       64,563
                                                    --------     --------

       Total shareholders' equity                     45,309       56,510
                                                    ========     ========

       Total liabilities & shareholders' equity     $414,941     $398,225
                                                    ========     ========


  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                       CHOICE HOTELS INTERNATIONAL, INC.

                       CONSOLIDATED STATEMENT OF INCOME
              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       THREE MONTHS ENDED
                                                       ------------------
                                                    MARCH 31,       MARCH 31,
                                                      1999             1998
                                                    ---------       ---------
                                                           (UNAUDITED)

REVENUES

Royalty fees                                              $23,798     $20,844
Product sales                                               2,032       5,156
Initial franchise fees and relicensing fees                 2,849       3,414
Partner service revenue                                     1,716       1,618
European hotel operations                                       -       1,098
Other                                                         410       1,041
                                                          -------     -------
       Total revenues                                      30,805      33,171
                                                          -------     -------
OPERATING EXPENSES

Selling, general and administrative                        10,979      11,351
Product cost of sales                                       1,898       4,730
Depreciation and amortization                               1,762       1,824
European hotel operations                                       -       1,133
                                                          -------     -------
       Total operating expenses                            14,639      19,038
                                                          -------     -------
OPERATING INCOME                                           16,166      14,133

OTHER

Gain on sale of stock                                      (1,260)     (1,766)
Interest and dividend income                               (4,608)     (2,720)
Interest expense                                            4,762       4,658
                                                          -------     -------
       Total other                                         (1,106)        172
                                                          -------     -------
INCOME BEFORE INCOME TAXES                                 17,272      13,961
INCOME TAXES                                                6,995       5,815
                                                          -------     -------
NET INCOME                                                $10,277     $ 8,146
                                                          =======     =======
WEIGHTED AVERAGE SHARES OUTSTANDING                        55,886      59,742
                                                          =======     =======
DILUTED SHARES OUTSTANDING                                 56,508      60,970
                                                          =======     =======
BASIC EARNING PER SHARE                                   $  0.18     $  0.14
                                                          =======     =======
DILUTED EARNINGS PER SHARE                                $  0.18     $  0.13
                                                          =======     =======



The accompanying notes are an integral part of these consolidated statements of income.

                       CHOICE HOTELS INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       THREE MONTHS ENDED
                                                       ------------------
                                                    MARCH 31,      MARCH 31,
                                                       1999          1998
                                                    ---------      ---------
                                                           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                           $ 10,277    $  8,146

Reconciliation of net income to net cash
 by operating activities:
   Depreciation and amortization                        3,530       2,973
   Provision for bad debts                                408         553
   Increase in deferred taxes                           2,222       2,212
   Non cash interest and dividend income               (3,965)     (2,720)

Changes in assets and liabilities:
    Change in receivables                               1,490       2,275
    Change in current liabilities                      (5,533)     (3,052)
    Change in income taxes receivable
     and other                                          4,719      (1,720)
                                                     --------    --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES            13,148       8,667

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in property and equipment                   (6,281)     (2,320)
Repayments of Sunburst Hospitality advances, net                    5,145
Other items, net                                       (6,576)     (1,325)
                                                     --------    --------
  NET CASH (UTILIZED) PROVIDED BY INVESTING
    ACTIVITIES                                        (12,857)      1,500
                                                     --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from mortgages and other long term
 debt                                                  36,930      21,500
Principal payments of debt                            (13,137)    (30,561)
Purchase of treasury stock                            (22,297)     (7,347)
Proceeds from issuance of common stock                  1,057       2,448
                                                     --------    --------
  NET CASH PROVIDED (UTILIZED) BY FINANCING
    ACTIVITIES                                          2,553     (13,960)
                                                     --------    --------

Net change in cash and cash equivalents                 2,844      (3,793)
Cash and cash equivalents, beginning of period          1,692      10,282
                                                     --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $  4,536    $  6,489
                                                     ========    ========


The accompanying notes are an integral part of these consolidated statements of income.

                       CHOICE HOTELS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. The accompanying consolidated financial statements of Choice Hotels International, Inc. (the "Company") and subsidiaries have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1998 and notes thereto included in the Company's Form 10-K, dated March 29, 1999. In the opinion of management, all adjustments (which include any normal recurring adjustments) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations. All intercompany transactions and balances between Choice Hotels International, Inc. and its subsidiaries have been eliminated. Certain reclassifications have been made to the prior year amounts to conform to current period presentation.

2. During the three months ended March 31, 1999, the Company's comprehensive income (consisting of net income plus foreign currency translation adjustments and unrealized gains on available for sale securities) exceeded net income by approximately $902,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------

The principal factors that affect the Company's results are: (i) growth in the number of hotels under franchise, (ii) occupancies and room rates achieved by the hotels under franchise, (iii) the number and relative mix of franchised hotels, and (iv) the Company's ability to manage costs. The number of rooms at franchised properties and occupancy and room rates at those properties significantly affect the Company's results because franchise royalty fees are based upon room revenues at franchised hotels. The key industry standard for measuring hotel operating performance is revenue per available room ("RevPAR") which is calculated by multiplying the percentage of occupied rooms by the average daily room rate realized. The variable overhead costs associated with franchise system growth are substantially less than incremental royalty fees generated from new franchisees; therefore, the Company is able to capture a significant portion of those royalty fees as operating income.

The Company reported net income of $10.3 million, or $0.18 per diluted share, for the quarter ended March 31, 1999, compared to net income for the same period of 1998 of $8.1 million, or $0.13 per diluted share. The increase in net income for the period is attributable to an increase in franchise revenue as a direct result of the addition of new licensees to the franchise system, increases in the effective royalty rate achieved for the domestic hotel system and the control of the Company's selling, general and administrative costs.

Franchise Revenues
------------------

Management analyzes its business based on "net franchise revenue," which is total revenue excluding product sales and European hotel operations, and franchise operating expenses which are reflected as selling, general and administrative expenses.

The Company's net franchise revenues were $28.8 million for the three months ended March 31, 1999 and $26.9 million for the three months ended March 31, 1998.

Royalties increased $3.0 million to $23.8 million in 1999 from $20.8 million in 1998, an increase of 14.2%. The increase in royalties is attributable to a net increase of 14 franchisees during the period (representing an additional 749 rooms) an improvement in domestic RevPAR of 2.0% and an increase in the effective royalty rate of the domestic hotel system to 3.61% from 3.46%. Initial and relicensing fee revenue generated from domestic franchise contracts signed decreased to $2.8 million from $3.4 million in 1998 as a result of a decrease in total franchise agreements signed to 72, as compared to 100 for the first quarter 1998. The total number of domestic hotels online increased to 3,053 from 2,914 an increase of 4.8% for the period ending March 31, 1999. This represents an increase in the number of rooms open of 3.8% from 243,908 as of March 31, 1998 to 253,106 as of March 31, 1999. As of March 31, 1999, the Company had 598 hotels under development in its domestic hotel system representing 46,982 rooms. The total number of international hotels on line increased to 1,003 from 608 an increase of 65.0% as of March 31, 1999. International rooms open increased 41.5% from 51,029 as of March 31, 1998 to 72,220 as of March 31, 1999. The total number of international hotels under development increased to 180 from 125 an increase of 44.0% for the period ending March 31, 1999. The number of international rooms under development increased to 16,445 as of March 31, 1999 from 11,784 as of March 31, 1998, an increase of 39.6%. These increases are primarily attributable to the Company's June 1998 Strategic Alliance with Flag International Limited. The master franchise agreement with Flag Choice Hotels includes several countries including Australia, Papua New Guinea and Fiji.

Franchise Expenses
------------------

The cost to operate the franchising business is reflected in selling, general and administrative expenses. Selling, general and administrative expenses decreased approximately $0.4 million between years. As a percentage of total net franchising revenues, total selling, general and administrative expenses declined to 38.2% for the first quarter of 1999 as compared to 42.2% for 1998. The improvement in the franchising margins relates to the economies of scale generated from operating a larger franchisee base and cost control initiatives.

Product Sales
-------------

Sales made to franchisees through the Company's group purchasing program decreased approximately $3.2 million (or 60.6%) to $2.0 million for the three months ended March 31, 1999 from $5.2 million for the three months ended March 31, 1998. The group purchasing program utilizes bulk purchases to obtain favorable pricing from third party vendors for franchisees ordering similar products. The Company acts as a clearing-house between the franchisee and the vendor, and orders are shipped directly to the franchisee.

Product cost of sales decreased $2.8 million (or 59.9%) for the three months ended March 31, 1999. The product services margins decreased for the three months ended March 31, 1999 to 6.6% from 8.3% at March 31, 1998. This purchasing program is provided to the franchisees as a service and is not expected to be a major component of the Company's profitability. In the fourth quarter of 1998, the Company discontinued the group purchasing program as previously operated.

Other
------

For the three months ended March 31, 1999, and March 31, 1998 the Company recognized approximately $0.6 million and $0.4 million, respectively, in dividend income from its investment in Friendly and approximately $3.4 million and $2.3 million, respectively, of interest income from its subordinated term note to Sunburst Hospitality, Inc.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided by operating activities was $13.1 million for the three months ended March 31, 1999, an increase of approximately $4.4 million from $8.7 million for 1998. At March 31, 1999, the total long-term debt outstanding for the Company was $302.0 million which includes approximately $17.6 million which matures in the next twelve months.

In the first quarter of 1999, the Company has repurchased 5.9 million shares of its common stock at a total cost of $80.6 million. The Company has authorization from its Board of Directors to repurchase up to an additional 2.8 million shares.

The Company believes that cash flows from operations and available financing capacity is adequate to meet the expected operating, investing, financing and debt service requirements for the business for the immediate future.

Year 2000 Compliance
--------------------

The Company is engaged in an ongoing effort to evaluate and remediate the Year 2000 computer problem shared by virtually all companies and businesses. As part of this effort, a cross-functional Year 2000 Compliance Committee was established to manage and supervise the efforts to become compliant and a Year 2000 action plan has been developed. The Company has completed the first three phases of the plan, which include (i) making the Company's internal organizations aware of the Year 2000 issue and assigning responsibility internally, (ii) inventorying and initial testing of its proprietary software and (iii) inventorying and testing secondary internal systems (e.g. employee
PCs). The Company is in the process of completing the remaining phases which include: (i) assessing the risk from third party vendors and franchisees
(ii) contingency planning, and (iii) educating the franchise community. Throughout the process, remedial actions have been or will be taken as warranted.

The Company's exposure to potential Year 2000 problems exists in two general areas: technological operations in the sole control of the Company, and technological operations dependent in some way on one or more third parties. With respect to the Company's internal systems, it has conducted Year 2000 compliance testing on all of its proprietary software, including its reservations and reservations support systems, its franchise support system and its franchisee property management support systems. The tests have indicated that, except for two DOS based systems, the proprietary software is Year 2000 compliant. The DOS version of ChoiceLINKS is not Year 2000 compliant and the DOS version of the Company's property management system is only compliant through December 31, 2000. The Company has communicated this to franchisees using these systems and has recommended that they migrate to the Windows based versions of these systems. The Company has also been in the process of replacing its hardware platforms for these systems and a number of smaller support systems and has kept them updated so that by the end of 1998, all of the Company's large system computers were than eighteen months old. Based on manufacturers specifications, the Company believes that these new hardware platforms are Year 2000 compliant. However, the company will have to update the operating systems for several of its servers.

The Company has completed its process of conducting an inventory of third party software, including PC operating systems and word processing and other commercial software. For hardware or software systems which does not appear to be compliant, the Company is obtaining upgrades or replacement systems.

The Year 2000 Compliance Committee is currently identifying third party vendors and service providers whose non-compliant systems could have a material impact on the Company and undertaking an assessment as to such parties' compliant status. These parties include airline global distribution systems (GDS), utility providers, telephone service providers, banks and data processing services. The GDS companies, which provide databases through which travel agents can book hotel rooms, have assured the Company in writing that they are compliant and the Company has conducted tests with three of the four major GDS companies. The Year 2000 Compliance Committee is in the process of assessing other third parties as to their compliance and the consequences in the event they are not compliant. As of February 1999, the Company has received responses from approximately one-half of its vendors. Such vendors have indicated that they are, or expect to be, Year 2000 compliant. Throughout 1999, the committee will continue to seek and assess responses from all of its material vendors.

As of February 1999, the Company has devised contingency plans for its Phoenix, Arizona reservation center. These plans include access to alternative power sources and insuring the availability of key employees. Contingency plans for the Silver Spring, Maryland corporate headquarters and other Company locations will be developed throughout the second and third quarters of 1999.

Costs of addressing potential Year 2000 problems have not been material to date. The value of employee time devoted to testing and development has been approximately $250,000. Total costs for replacement of hardware and operating systems are expected to be approximately $700,000. However, these replacements (as well as replacements undertaken in prior years) are being implemented primarily as part of the Company's ongoing technology updating, rather than specifically for Year 2000 compliance reasons. Based upon preliminary information gathered to date, Year 2000 compliance costs are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows. However, if the Company, its vendors or franchisees are unable to resolve such Year 2000 issues in a timely manner, it could result in a material financial risk, including loss of revenue, substantial unanticipated costs and service interruptions.

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

ITEM 2.     EXHIBITS AND REPORTS ON FORM 8-K
            ----------------------------------

(a)  Exhibits

     Exhibit 27.01 - Financial Data Schedule - March 31, 1999


(b) The following reports were filed pertaining to the period ended March 31, 1999.

     10.1 Fifth Amendment to Credit Agreement dated March 19, 1999 among Choice Hotels International, Inc., Chase Manhattan Bank as agent, and certain Lenders.
     10.2 Amended and Restated Employment Agreement dated April 13, 1999 between Choice Hotels International, Inc. and Charles A. Ledsinger, Jr.
     10.3 Amended and Restated Employment Agreement dated April 13, 1999 between Choice Hotels International, Inc. and Thomas Mirgon.
     10.4 Second Amended and Restated Employment Agreement dated April 13, 1999 between Choice Hotels International, Inc. and Mark C. Wells.
     10.5 Second Amended and Restated Employment Agreement dated April 13, 1999 between Choice Hotels International, Inc. and Michael J. DeSantis.

                                   SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CHOICE HOTELS INTERNATIONAL, INC.

Date: April 1999                          /s/ Charles A. Ledsinger, Jr.
      --------------                      -----------------------------
                                     By:  Charles A. Ledsinger, Jr.
                                          President and Chief Executive Officer