Form 10-Q
period 1999-06-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 1999-08-16
CIK 1046311

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


FOR THE QUARTER ENDED JUNE 30, 1999              COMMISSION FILE NO. 1-11915


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
                                                        Yes  X         No
                                                           -----      -----


                                                       SHARES OUTSTANDING
        CLASS                                          AT JUNE 30, 1999
-----------------------                              -----------------------
Common Stock, $0.01
par value per share                                          54,890,865
                                                             ----------


==============================================================================

                       CHOICE HOTELS INTERNATIONAL, INC.

                                     INDEX
                                     -----

                                                                      PAGE NO.
                                                                      --------

PART I.  FINANCIAL INFORMATION:

    Condensed Consolidated Balance Sheets -

       June 30, 1999 (Unaudited) and December 31, 1998                     3

    Consolidated Statements of Income -

       Three months ended June 30, 1999 and June 30, 1998 and Six months
       ended June 30, 1999 and June 30, 1998 (Unaudited)                   5

    Consolidated Statements of Cash Flows -

       Six months ended June 30, 1999 and June 30, 1998 (Unaudited)        6

    Notes to Consolidated Financial Statements (Unaudited)                 7

    Management's Discussion and Analysis of Results of

       Operations and Financial Condition                                  8

    Quantitative and Qualitative Analysis of Market Risk                   12

PART II.  OTHER INFORMATION AND SIGNATURE                                 13

                        PART I.  FINANCIAL INFORMATION

                       CHOICE HOTELS INTERNATIONAL, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

ASSETS                                                 June 30, 1999      December 31, 1998
                                                       --------------     -----------------
                                                        (Unaudited)
CURRENT ASSETS

Cash and cash equivalents                                 $  5,954           $  1,692

Receivables (net of allowance for doubtful
 accounts of $9,020 and $8,082, respectively)               30,628             28,117

Income taxes receivable and other                            3,967              5,852
                                                          --------           --------

     Total current assets                                   40,549             35,661

PROPERTY AND EQUIPMENT, AT COST, NET OF
 ACCUMULATED DEPRECIATION                                   38,588             32,845

GOODWILL, NET OF ACCUMULATED AMORTIZATION                   65,727             66,749

FRANCHISE RIGHTS, NET OF ACCUMULATED AMORTIZATION           45,115             44,981

INVESTMENT IN FRIENDLY HOTELS, INC.                         46,146             45,139

OTHER ASSETS                                                74,482             45,001

NOTE RECEIVABLE FROM SUNBURST HOSPITALITY                  134,760            127,849
                                                          --------           --------

     Total assets                                         $445,367           $398,225
                                                          ========           ========

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                       CHOICE HOTELS INTERNATIONAL, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                June 30, 1999    December 31, 1998
                                                -------------    -----------------
                                                 (Unaudited)
LIABILITIES & EQUITY

CURRENT LIABILITIES

  Current portion long term debt                    $ 27,646           $ 22,646
  Accounts payable                                    20,743             16,216
  Accrued expenses                                    18,589             19,606
                                                    --------           --------

    Total current liabilities                         66,978             58,468
                                                    --------           --------

LONG TERM DEBT                                       282,590            256,564

DEFERRED INCOME TAXES AND OTHER LIABILITIES           43,094             26,683
                                                    --------           --------

    Total liabilities                                392,662            341,715
                                                    --------           --------

SHAREHOLDERS' EQUITY

  Common stock, $.01 par value                           614                607
  Additional paid-in-capital                          47,688             43,432
  Accumulated other comprehensive income                 961              2,112
  Treasury stock                                     (85,930)           (54,204)
  Retained earnings                                   89,372             64,563
                                                    --------           --------

  Total shareholders' equity                          52,705             56,510
                                                    --------           --------

  Total liabilities & shareholders' equity          $445,367           $398,225
                                                    ========           ========

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                       CHOICE HOTELS INTERNATIONAL, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        Three Months Ended      Six Months Ended
                                                        June 30,    June 30,    June 30,  June 30,
                                                          1999        1998       1999      1998
                                                          ----        ----       ----      ----
REVENUES

Royalty fees                                             $ 31,274   $29,214   $55,073   $50,058
Product sales                                               1,324     7,218     3,356    12,374
Initial franchise fees and
   relicensing fees                                         3,744     4,235     6,593     7,649
Partner service revenue                                     2,092     1,337     3,808     2,955
European hotel operations                                       -         -         -     1,098
Other                                                       1,329     2,432     1,738     3,472
                                                         --------   -------   -------   -------

     Total revenues                                        39,763    44,436    70,568    77,606
                                                         --------   -------   -------   -------

OPERATING EXPENSES

Selling, general and administrative                        12,637    12,430    23,614    23,664
Product cost of sales                                       1,219     6,878     3,117    11,608
Depreciation and amortization                               1,709     1,609     3,471     3,550
European hotel operations                                       -         -         -     1,133
                                                         --------   -------   -------   -------

     Total operating expenses                              15,565    20,917    30,202    39,955
                                                         --------   -------   -------   -------

OPERATING INCOME                                           24,198    23,519    40,366    37,651

OTHER

Gain on sale of stock                                           -    (  424)   (1,260)   (2,190)
Interest and dividend income                              ( 4,074)   (2,671)   (8,066)   (5,425)
Interest expense                                            3,992     4,356     8,139     9,048
                                                         --------   -------   -------   -------

     Total other                                          (    82)    1,261    (1,187)    1,433
                                                         --------   -------   -------   -------

INCOME BEFORE INCOME TAXES                                 24,280    22,258    41,553    36,218
INCOME TAXES                                                9,749     9,270    16,744    15,085
                                                         --------   -------   -------   -------

NET INCOME                                               $ 14,531   $12,988   $24,809   $21,133
                                                         ========   =======   =======   =======

WEIGHTED AVERAGE SHARES OUTSTANDING                        54,998    59,255    55,449    59,522
                                                         ========   =======   =======   =======

DILUTED SHARES OUTSTANDING                                 55,809    60,387    56,153    60,757
                                                         --------   -------   -------   -------

BASIC EARNINGS PER SHARE                                 $   0.26   $  0.22   $  0.45   $  0.36
                                                         ========   =======   =======   =======

DILUTED EARNINGS PER SHARE                               $   0.26   $  0.22   $  0.44   $  0.35
                                                         ========   =======   =======   =======

The accompanying notes are an integral part of these consolidated statements of income.

                       CHOICE HOTELS INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               Six Months Ended
                                                      June 30, 1999       June 30, 1998
                                                      -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                            $ 24,809            $  21,133

Reconciliation of net income to net cash by
 operating activities:
    Depreciation and amortization                        7,026                5,653
    Provision for doubtful accounts                        408                  553
    Increase in deferred income taxes                    7,171                2,211
    Non cash interest and dividend income               (7,928)              (5,943)

Changes in assets and liabilities:
    Change in receivables                               (3,195)                 926
    Change in income taxes payable and other             6,318                 (966)
    Change in accounts payable and accrued
      expenses                                             459               (6,513)
                                                      --------            ---------

   NET CASH PROVIDED BY OPERATING ACTIVITIES            35,068               17,054
                                                      --------            ---------

CASH FLOW FROM INVESTING ACTIVITIES:

Investment in property and equipment                   (10,781)              (5,593)
Repayments of Sunburst Hospitality advances, net             -                5,286
Increase in amounts due from marketing and
  reservation funds                                    (22,385)              (4,847)
Other items, net                                        (1,956)              (3,546)
                                                      --------            ---------

   NET CASH UTILIZED BY INVESTING ACTIVITIES           (35,122)              (8,700)
                                                      --------            ---------

CASH FLOW FROM FINANCING ACTIVITIES:

Proceeds from long term borrowings                      56,230              118,959
Principal payments of long term borrowings             (24,174)            (108,061)
Purchase of treasury stock                             (31,496)             (26,840)
Proceeds from issuance of common stock                   3,756                3,671
                                                      --------            ---------

   NET CASH PROVIDED (UTILIZED) BY FINANCING
      ACTIVITIES                                         4,316              (12,271)
                                                      --------            ---------

Net change in cash and cash equivalents                  4,262               (3,917)
Cash and cash equivalents, beginning of period           1,692               10,282
                                                      --------            ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD              $  5,954            $   6,365
                                                      ========            =========


The accompanying notes are an integral part of these consolidated statements cash flows.

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

2. During the six months ended June 30, 1999, the Company's comprehensive income (consisting of net income plus foreign currency translation adjustments and unrealized gains on available for sale securities) exceeded net income by approximately $890,000.

3. SFAS 128 replaced the calculation of primary and fully diluted earnings per share pursuant to Accounting Principles Board Opinion ("APB") No. 15, "Earnings Per Share," with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is computed similarly to fully diluted earnings per share. Earnings per share amounts for all years have been presented in conformity with SFAS 128.

Basic and diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding. The weighted average number of shares outstanding was 55,449,015, and 59,521,673 for basic earnings per share and 56,153,216 and 60,756,864 for earnings per share assuming dilution for the six months ended June 1999 and 1998, respectively. The difference between the weighted average number of shares of common stock outstanding used in the basic and diluted earnings per share computations is entirely due to the assumed exercise of outstanding stock options for diluted earnings per common share.

4.   Marketing and Reservation Funds

The Company advances capital as necessary to the marketing and reservation funds to support the development and ongoing operations of the franchise system. The total marketing and reservation fees received by the Company (previously reported as revenue) was $35.8 million and $31.7 million for the three months ended June 30, 1999 and 1998 and $63.8 million and $57.5 million for the six months ended June 30, 1999 and 1998. Depreciation and amortization incurred by the marketing and reservation funds was $1.8 million and $1.3 for the three months ended June 30, 1999 and 1998 and $3.6 million and $2.4 million for the six months ended June 30, 1999 and 1998. Interest expense incurred by the marketing and reservation funds was $972,000 and $134,000 for the three months ended June 30, 1999 and 1998 and $1,600,000 and $535,000 for the six months ended June 30, 1999 and 1998.

Reservation fees and marketing fees not expended in the current year are carried over to the next fiscal year and expended in accordance with the franchise agreements. Shortfall amounts are similarly recovered in subsequent years. Excess or shortfall amounts from the operation of these programs are recorded as a payable or receivable from the particular fund. As of June 30, 1999 the Company's balance sheet includes a receivable in amounts due from marketing and reservation funds of $35.8 million related to shortfalls in the marketing ($17.1 million) and reservation ($18.7 million) funds. As of December 31, 1998, the Company's balance sheet includes a receivable in amounts due from marketing and reservation funds of $13.4 million related to shortfalls in the marketing ($7.8 million) and reservation ($5.6 million) funds. The Company expects to recover these receivables through future marketing and reservation fees.

ITEM 2

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

Comparison of Three Month Period Ended June 30, 1999 Operating Results and Three
--------------------------------------------------------------------------------
Month Period Ended June 30, 1998 Operating Results
--------------------------------------------------

The Company reported net income of $14.5 million, or $0.26 per diluted share, for the second quarter ended June 30, 1999, compared to net income for the same period of 1998 of $13.0 million, or $0.22 per diluted share. The increase in net income for the period is attributable to an increase in franchise revenue as a direct result of the addition of new licensees to the franchise system, improved RevPar and increases in the effective royalty rate achieved for the domestic hotel system.

Franchise Revenues
------------------

Management analyzes its business based on "net franchise revenue," which is total revenue excluding product sales and European hotel operations, and franchise operating expenses which are reflected as selling, general and administrative expenses.

The Company's net franchise revenues were $38.4 million for the three months ended June 30, 1999 and $37.2 million for the three months ended June 30, 1998.

Royalties increased $2.1 million to $31.3 million in 1999 from $29.2 million in 1998, an increase of 7.1%. The increase in royalties is attributable to a net increase of 18 franchisees during the period (representing an additional 894 rooms) an improvement in domestic RevPAR of 4.2% and an increase in the effective royalty rate of the domestic hotel system to 3.65% from 3.53%. Initial and relicensing fee revenue generated from domestic franchise contracts signed decreased to $3.7 million from $4.2 million in 1998 as a result of a decrease in total franchise agreements signed to 84, as compared to 109 for the second quarter of 1998. The total number of domestic hotels online increased to 3,057 from 2,951 an increase of 3.6% for the period ending June 30, 1999. This represents an increase in the number of rooms open of 3.0% from 245,948 as of June 30, 1998 to 253,251 as of June 30, 1999. As of June 30, 1999, the Company had 587 hotels under development in its domestic hotel system representing 45,820 rooms. The total number of international hotels online increased to 1,031 from 616 an increase of 67.4% as of June 30, 1999. International rooms open increased 44.3% from 51,448 as of June 30, 1998 to 74,254 as of June 30, 1999.
The total number of international hotels under development increased to 161 from 94 an increase of 71.3% for the period ending June 30, 1999. The number of international rooms under development increased to 15,372 as of June 30, 1999 from 7,971 as of June 30, 1998, an increase of 92.8%. These increases are primarily attributable to the Company's 1998 Strategic Alliance with Flag International Limited. The master franchise agreement with Flag Choice Hotels includes several countries including Australia, Papua New Guinea and Fiji.

Franchise Expenses
------------------

The cost to operate the franchising business is reflected in selling, general and administrative expenses. Selling, general and administrative expenses increased slightly between years. As a percentage of total net franchising revenues, total selling, general and administrative expenses declined to 32.9% for the second quarter of 1999 as compared to 33.4% for 1998. The improvement in the franchising margins relates to the economies of scale generated from operating a larger franchisee base and cost control initiatives.

Product Sales
-------------

Sales made to franchisees through the Company's group purchasing program decreased approximately $5.9 million (or 81.7%) to $1.3 million for the three months ended June 30, 1999 from $7.2 million for the three months ended June 30, 1998. Product cost of sales decreased $5.7 million (or 82.3%) for the three months ended June 30, 1999. The product services margins increased for the three months ended June 30, 1999 to 7.9% from 4.7% at June 30, 1998. The group purchasing program utilizes bulk purchases to obtain favorable pricing from third party vendors for franchisees ordering similar products. The Company acts as a clearing-house between the franchisee and the vendor, and orders are shipped directly to the franchisee. This purchasing program is provided to the franchisees as a service and is not expected to be a major component of the Company's profitability. In the fourth quarter of 1998, the Company discontinued the group purchasing program as previously operated.

Other
------

For each of the three months ended June 30, 1999, and June 30, 1998 the Company recognized approximately $0.6 million in dividend income from its investment in Friendly and approximately $3.5 million and $2.7 million, respectively, of interest income from its subordinated term note to Sunburst Hospitality, Inc.

Comparison of Six Month Period Ended June 30, 1999 Operating Results and Six
----------------------------------------------------------------------------
Month Period Ended June 30, 1998 Operating Results
--------------------------------------------------

The Company reported net income of $24.8 million, or $0.44 per diluted share, for the six months ended June 30, 1999, compared to net income for the same period of 1998 of $21.1 million, or $0.35 per diluted share. The increase in net income for the period is attributable to an increase in franchise revenue as a direct result of the addition of new licensees to the franchise system, improved RevPar and increases in the effective royalty rate achieved for the domestic hotel system.

Franchise Revenues
------------------

The Company's net franchise revenues were $67.2 million for the six months ended June 30, 1999 and $64.1 million for the six months ended June 30, 1998.

Royalties increased $5.0 million to $55.1 million in 1999 from $50.1 million in 1998, an increase of 10.0%. The increase in royalties is attributable to a net increase of 32 franchisees during the period (representing an additional 1,643 rooms) an improvement in domestic RevPAR of 3.3% and an increase in the effective royalty rate of the domestic hotel system to 3.63% from 3.50%. Initial and relicensing fee revenue generated from domestic franchise contracts signed decreased to $6.6 million from $7.6 million in 1998 as a result of a decrease in total franchise agreements signed to 156, as compared to 209 for the six months ended 1998.

Franchise Expenses
------------------

Selling, general and administrative expenses were flat between years. As a percentage of total net franchising revenues, total selling, general and administrative expenses declined to 35.1% for the second quarter of 1999 as compared to 36.9% for 1998. The improvement in the franchising margins relates to the economies of scale generated from operating a larger franchisee base.

Product Sales
-------------

Sales made to franchisees through the Company's group purchasing program decreased approximately $9.0 million (or 72.9%) to $3.4 million for the six months ended June 30, 1999 from $12.4 million for the six months ended June 30, 1998. Product cost of sales decreased $8.5 million (or 73.1%) for the six months ended June 30, 1999. The product services margins increased for the six months ended June 30, 1999 to 7.1% from 6.2% at June 30, 1998. The group purchasing program utilizes bulk purchases to obtain favorable pricing from third party vendors for franchisees ordering similar products. The Company acts as a clearing-house between the franchisee and the vendor, and orders are shipped directly to the franchisee. This purchasing program is provided to the franchisees as a service and is not expected to be a major component of the Company's profitability. In the fourth quarter of 1998, the Company discontinued the group purchasing program as previously operated.

Other
------

For the six months ended June 30, 1999, and June 30, 1998 the Company recognized approximately $1.1 million and $1.0 million, respectively, in dividend income from its investment in Friendly and approximately $6.9 million and $4.9 million, respectively, of interest income from its subordinated term note to Sunburst Hospitality, Inc.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided by operating activities was $35.1 million for the six months ended June 30, 1999, an increase of approximately $18.0 million from $17.1 million for 1998. At June 30, 1999, the total long-term debt outstanding for the Company was $310.2 million, which includes approximately $27.6 million, which matures in the next twelve months.

In 1999, the Company repurchased 2.4 million shares of its common stock at a total cost of $33.3 million. The Company has authorization from its Board of Directors to repurchase up to an additional 2.4 million shares.

The Company believes that cash flows from operations and available financing capacity is adequate to meet the expected operating, investing, financing and debt service requirements for the business for the immediate future.

Year 2000 Compliance
--------------------

The Company is engaged in an ongoing effort to evaluate and remediate the Year 2000 computer problem shared by virtually all companies and businesses. As part of this effort, a cross-functional Year 2000 Compliance Committee was established to manage and supervise the efforts to become compliant and a Year 2000 action plan has been developed. The Company has completed the first three phases of the plan, which include (i) making the Company's internal organizations aware of the Year 2000 issue and assigning responsibility internally, (ii) inventorying and initial testing of its proprietary software and (iii) inventorying and testing secondary internal systems (e.g. employee
PCs). The Company is in the process of completing the remaining phases, which include: (i) assessing the risk from third party vendors and franchisees (ii) contingency planning, and (iii) educating the franchise community. Throughout the process, remedial actions have been or will be taken as warranted.

The Company's exposure to potential Year 2000 problems exists in two general areas: technological operations in the sole control of the Company, and technological operations dependent in some way on one or more third parties. With respect to the Company's internal systems, it has conducted Year 2000 compliance testing on all of its proprietary software, including its reservations and reservations support systems, its franchise support system and its franchisee property management support systems. The tests have indicated that, except for two DOS based systems, the proprietary software is Year 2000 compliant. The DOS version of ChoiceLINKS is not Year 2000 compliant and the DOS version of the Company's property management system is only compliant through December 31, 2000. The Company has communicated this to franchisees using these systems and has recommended that they migrate to the Windows based versions of these systems. The Company has also been in the process of replacing its hardware platforms for these systems and a number of smaller support systems and has kept them updated so that by the end of 1998, all of the Company's large system computers were less than eighteen months old. Based on manufacturer specifications, the Company believes that these new hardware platforms are Year 2000 compliant. However, the Company will have to update the operating systems for several of its servers.

The Company has completed its process of conducting an inventory of third party software, including PC operating systems and word processing and other commercial software. For hardware or software systems, which do not appear to be compliant, the Company is obtaining upgrades or replacement systems.

The Year 2000 Compliance Committee is currently identifying third party vendors and service providers whose non-compliant systems could have a material impact on the Company and undertaking an assessment as to such parties' compliant status. These parties include airline global distribution systems (GDS), utility providers, telephone service providers, banks and data processing services. The GDS companies, which provide databases through which travel agents can book hotel rooms, have assured the Company in writing that they are compliant and the Company has conducted tests with three of the four major GDS companies. The Year 2000 Compliance Committee is in the process of assessing other third parties as to their compliance and the consequences in the event they are not compliant. Vendors who have responded indicated that they are, or expect to be, Year 2000 compliant. Throughout 1999, the committee will continue to seek and assess responses from all of its material vendors.

In June 1999, the Company initiated an assessment of all of its domestic franchised hotels. The assessment seeks to determine the level of preparedness of the domestic franchise system. The assessment attempts to solicit whether the hotels have undertaken a Year 2000 compliance assessment with respect to building automation and maintenance systems, hotel management systems (other than those acquired from the Company), information technology systems and third party products and services. Upon completion of the assessment, the Company will be better able to determine risks which may be posed if a significant number of hotel owners have not addressed the Year 2000 status of such systems. The Company expects the assessment to be substantially complete by September 1999.

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

ITEM 3  Quantitative and Qualitative Analysis of Market Risk
------------------------------------------------------------

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

                            Expected Maturity Date

                                1999     2000     2001    2002     2003    Thereafter    Total    1999 Fair Value
                              -------  -------  -------  -------  -------  ----------   -------   ---------------
Liabilities:

Long-term debt(1)
  Fixed rate                  100,000  100,000  100,000  100,000  100,000    100,000    100,000        97,550
  Average interest rate         7.13%    7.13%    7.13%    7.13%    7.13%
  Variable rate(2)            210,236  210,236  210,236  210,236  210,236    210,236    210,236       210,236
  Average interest rate(3)      5.24%    5.84%    6.24%    6.39%    6.48%

Interest Rate Derivatives

                            Expected Maturity Date

                                1999     2000     2001    2002     2003    Thereafter    Total    1999 Fair Value
                              -------  -------  -------  -------  -------  ----------   -------   ---------------
Notional Amount               115,000  115,000  115,000  115,000
Average interest rate           5.85%    5.85%    5.85%    5.85%
  Receivable                        0        0        0        0
  Payable                         909      449      230      138                                       2,800

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


ITEM 5.         OTHER INFORMATION
                -----------------

The Company is subject to various risks which could have a negative effect on the Company and its financial condition. These risks could cause actual operating results to differ from those expressed in certain "forward looking statements" contained in "Management's Discussion and Analysis of Operations and Financial Conditions" in this Report as well as in other Company communications.

                                  RISK FACTORS

Inherent Risks of the Lodging Industry; Competition

     The Company derives a significant portion of its revenues from fees based upon room revenues at hotels franchised under one of its seven brands ("Choice Brands"). As such, the Company's business is subject, directly or through its franchisees, to the risks inherent in the lodging industry. These risks include, among other things, adverse effects of general and local economic conditions, changes in local market conditions, oversupply of hotel space, a reduction in local demand for hotel rooms, changes in travel patterns, changes in governmental regulations that influence or determine wages, prices or construction costs, changes in interest rates, the availability of credit and changes in real estate taxes and other operating expenses. Due in part to the strong correlation between the lodging industry's performance and economic conditions, the lodging industry is subject to cyclical changes in revenues and profits. Downturns or prolonged adverse conditions in real estate or capital markets or the economy as a whole that affect the Company's franchised hotels will have a material impact on the Company.

     The lodging industry is highly competitive. Competitive factors in the industry include reasonableness of room rates, quality of accommodations, brand recognition, service levels and convenience of locations. The Company's franchised hotels generally operate in areas that contain numerous other competitors. The Company believes that hotel operators choose lodging franchisors based primarily on the perceived value and quality of each franchisor's brand and services, and the extent to which affiliation with that franchisor may increase the franchisee's reservations and profits. Demographic, economic or other changes in markets may adversely affect the convenience or desirability of the Choice Brands and, correspondingly, the number of hotels franchised under the Choice Brands. The Company primarily franchises hotels that operate in the limited-service segment of the domestic lodging industry, which has experienced a significant amount of new hotel construction. There can be no assurance that, in the markets in which the Company's franchised hotels operate, competing hotels will not pose greater competition for guests than presently exists, or that new hotels will not enter such locales. In addition, an excess supply of hotel rooms may discourage potential franchisees from opening new hotels, thereby limiting a source of growth of the franchise fees received by the Company. Such excess supply of hotel rooms may also lead to lower room rates at the Company's franchised hotels and, correspondingly, a reduction in the franchise fees received by the Company.

Adverse Impact of External Factors

     The Company's principal sources of revenues are franchise fees which can be negatively impacted by inflation and other external factors. Increases in costs due to inflation may not be able to be totally offset by increases in hotel room rates. Moreover, significant increases in inflation could contribute to a slowing of the national economy. Such a slowdown would likely result in reduced travel by both business and leisure travelers, less demand for hotel rooms, a reduction in room rates and fewer room reservations, negatively impacting the Company's revenues. A weak economy could also reduce demand for new hotels, negatively impacting the amount of franchise fees received by the Company.

     The Company's revenues may also be negatively impacted by certain other unpredictable external factors which would have an especially significant impact on the travel and lodging industries. These factors include airline strikes, gasoline price increases and severe weather, which would likely result in reduced travel by both business and leisure travelers.

     Additionally, the Company funds marketing and reservation activities with marketing and reservation fees paid by its franchisees. Periodically, the Company advances capital to these funds to support system development. Any significant negative impact on the Company's revenue could also impact the Company's ability to recover amounts due from the Company's marketing and reservation funds.

Potential Conflict with Sunburst

     In October 1997, the Company was spun off ("Spin-Off") from Sunburst Hospitality Corporation ("Sunburst"). Sunburst is the Company's largest franchisee.

     The ongoing relationship between the Company and Sunburst resulting from the agreements and arrangements entered into by the companies at the time of the Spin-Off may give rise to a conflict of interest between the Company and Sunburst. (These agreements and arrangements are described in the Company's Proxy Statement, filed as Exhibit 99.01 to the Company's Annual Report on Form 10-K for the year ended 12/31/98, under the heading "Certain Relationships and Related Transactions -- Relationship with Sunburst"). With respect to the agreements between the parties, the potential exists for disagreements as to the quality of the services provided by the parties and as to contract compliance. Nevertheless, the Company believes that there will be sufficient mutuality of interest between the two companies to result in a continued productive relationship.

     In addition, Stewart Bainum, Jr. serves as Chairman of the Boards of Directors of both the Company and Sunburst. As a result of the Spin-Off, Mr. Bainum, Jr., as well as certain other officers and directors of the Company and of Sunburst, own shares and/or options or other rights to acquire shares in each of the Company and Sunburst. Policies and procedures are followed by the Boards of Directors of the Company and Sunburst to limit the involvement of the overlapping directors (and, if appropriate, relevant officers of such companies) in conflict situations, including requiring them to abstain from voting as directors of either the company or Sunburst on certain matters which present a conflict between the two companies.

Significant Receivables from Sunburst

     In connection with the Spin-Off, Sunburst issued to the Company a note in an aggregate principal amount of $115.0 million (the "Term Note"). The Term Note matures on October 15, 2002, is subordinated to all senior indebtedness of Sunburst and restricts Sunburst's ability to merge or consolidate or dispose of all or substantially all of its assets. Simple interest accrues at an annual rate of 11% through October 24, 2000. Effective October 25, 2000, interest shall accrue at a rate of 11% per annum compounded daily, all of which is payable on maturity. Total interest accrued on the Term Note through June 30, 1999 was approximately $19.8 million.

     Sunburst is a highly leveraged company whose business is subject to many of the risks of the lodging industry outlined in this section. Sunburst, The Company's largest franchisee, owned 87 hotels franchised under the Choice Brands as of June 30, 1999. A material change in Sunburst's business would adversely affect its ability to repay its obligations to the Company, which in turn could have a material adverse effect on the Company.

Regulation

     The Federal Trade Commission (the "FTC"), various states and certain foreign jurisdictions (including France, the Province of Alberta, Canada and Mexico) regulate the sale of franchises. The FTC requires franchisors to make extensive disclosure to prospective franchisees but does not require registration. A number of states in which the Company's franchisees operate require registration or disclosure in connection with franchise offers and sales. In addition, several states in which the Company's franchisees operate have "franchise relationship laws" or "business opportunity laws" that limit the ability of the franchisor to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. While the Company's business has not been materially affected by such regulation, there can be no assurance that this will continue or that future regulation or legislation will not have such an effect.

Year 2000 Readiness

     Along with virtually all companies and governmental agencies, the Company is engaged in an ongoing effort to evaluate and remediate the Year 2000 computer problem. While the Company is taking steps to address the issue with respect to internal, mission-critical systems, the Company is dependent on third parties such as franchisees and vendors.

     Because the Company derives a significant portion of its revenues from fees based upon room revenues from franchised hotels, prolonged business interruptions from the Year 2000 problem at a substantial number of hotels would have a material adverse impact on the Company, including loss of revenue, substantial unanticipated costs and service interruptions. The Company, however, cannot predict with certainty the Year 2000 readiness of the property-based systems and facility systems at its franchised hotels because the decision-making authority with respect to Year 2000 assessment and remediation, and the incurrence of costs related thereto, rests with the owners of those hotels.

     The Company and all of its franchised hotels depend on numerous independent, external providers of products and services. These external businesses include suppliers of electricity, natural gas, telephone service and other public utilities; financial institutions and credit card companies; and airlines, air traffic control systems, car rental companies, public transportation, and gasoline station operators. The Company does not control these external businesses and cannot ensure that they and their products and services will be Year 2000 compliant or whether any of the assurances received from others may prove later to be inaccurate or overly optimistic. The failure by one or more critical external businesses (e.g., airlines, utilities or credit card companies) to be ready for Year 2000 could cause disruptions in service or cause potential hotel guests to postpone or cancel their travel plans or make claims under the "100% satisfaction guarantee" program available at some of the Choice Brand hotels.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
                ----------------------------------

(a)  Exhibits


     Exhibit 10.1 - Employment Agreement dated May 13, 1999 between Choice Hotels International, Inc. and Steven T. Schultz

     Exhibit 10.2 - Employment Agreement dated June 3, 1999 between Choice Hotels International, Inc. and Joseph M. Squeri.

     Exhibit 27.01 - Financial Data Schedule - June 30, 1999


(b) The following reports were filed pertaining to the period ended June 30, 1999.

     Current Report on Form 8-K dated April 21, 1999.

                                   SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CHOICE HOTELS INTERNATIONAL, INC.


Date: August 11, 1999             /s/ Charles A. Ledsinger, Jr.
  -------------------             -----------------------------
                                  By:  Charles A. Ledsinger, Jr.
                                  President and Chief Executive Officer