Form 10-Q
period 1999-09-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 1999-11-12
CIK 1046311

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

FOR THE QUARTER ENDED SEPTEMBER 30, 1999                  COMMISSION FILE NO. 1- 11915


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
                                                           Yes   X     No
                                                               -----      -----


                                                    SHARES OUTSTANDING
         CLASS                                     AT SEPTEMBER 30, 1999
-----------------------                          ------------------------
  Common Stock, $0.01
  par value per share                                        54,042,626
                                                             ----------


==============================================================================

                       CHOICE HOTELS INTERNATIONAL, INC.

                                     INDEX
                                     -----

                                                                                      PAGE NO.
                                                                                      -------
PART I.  FINANCIAL INFORMATION:

    Condensed Consolidated Balance Sheets -

       September 30, 1999 (Unaudited) and December 31, 1998                                 3

    Consolidated Statements of Income -

    Three months ended September 30, 1999 and September 30, 1998 and Nine
       Months ended September 30, 1999 and September 30, 1998 (Unaudited)                   5

    Consolidated Statements of Cash Flows -

       Nine months ended September 30, 1999 and September 30, 1998 (Unaudited)              6

    Notes to Consolidated Financial Statements (Unaudited)                                  7

    Management's Discussion and Analysis of Results of

       Operations and Financial Condition                                                   8

    Quantitative and Qualitative Analysis of Market Risk                                   12

PART II.  OTHER INFORMATION AND SIGNATURE                                                  14

                        PART I.  FINANCIAL INFORMATION

                       CHOICE HOTELS INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                    September 30, 1999       December 31, 1998
                                                                    -------------------      -----------------
                                                                        (Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents                                                     $  8,732                $  1,692

Receivables (net of allowance for doubtful
 accounts of $8,237 and $8,082, respectively)                                   32,772                  28,117

Income taxes receivable and other                                                3,589                   5,852
                                                                              --------                --------

  Total current assets                                                          45,093                  35,661

PROPERTY AND EQUIPMENT, AT COST, NET OF
 ACCUMULATED DEPRECIATION                                                       42,398                  32,845

GOODWILL, NET OF ACCUMULATED AMORTIZATION                                       65,217                  66,749

FRANCHISE RIGHTS, NET OF ACCUMULATED AMORTIZATION                               44,108                  44,981

INVESTMENT IN FRIENDLY HOTELS, PLC                                              47,018                  45,139

OTHER ASSETS                                                                    79,125                  45,001

NOTE RECEIVABLE FROM SUNBURST HOSPITALITY, INC                                 138,354                 127,849
                                                                              --------                --------

  Total assets                                                                $461,313                $398,225
                                                                              ========                ========

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                       CHOICE HOTELS INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                               September 30, 1999   December 31, 1998
                                               ------------------   -----------------
                                                   (Unaudited)
LIABILITIES & EQUITY

CURRENT LIABILITIES

 Current portion long term debt                         $  30,146            $ 22,646
 Accounts payable                                          24,690              16,216
 Accrued expenses                                          26,621              19,606
                                                        ---------            --------

  Total current liabilities                                81,457              58,468
                                                        ---------            --------

LONG TERM DEBT                                            277,346             256,564

DEFERRED INCOME TAXES AND OTHER LIABILITIES                44,708              26,683
                                                        ---------            --------

  Total liabilities                                       403,511             341,715
                                                        ---------            --------

SHAREHOLDERS' EQUITY

 Common stock, $.01 par value                                 615                 607
 Additional paid-in-capital                                49,314              43,432
 Accumulated other comprehensive income                     1,057               2,112
 Treasury stock                                          (100,902)            (54,204)
 Retained earnings                                        107,718              64,563
                                                        ---------            --------

Total shareholders' equity                                 57,802              56,510
                                                        ---------            --------

Total liabilities & shareholders' equity                $ 461,313            $398,225
                                                        =========            ========

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                       CHOICE HOTELS INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          Three Months Ended    Nine Months Ended
                                                            September 30,         September 30,
                                                           1999       1998       1999       1998
                                                         --------   --------   --------   --------
REVENUES

Royalty fees                                              $40,472    $35,680   $ 95,545   $ 85,739
Product sales                                               1,157      5,009      4,514     17,383
Initial franchise fees and
 relicensing fees                                           3,300      4,905      9,893     12,554
Partner service revenue                                     2,354      1,683      6,162      4,638
European hotel operations                                       -          -          -      1,098
Other                                                         733        454      2,471      2,926
                                                         --------   --------   --------   --------

   Total revenues                                          48,016     47,731    118,585    124,338
                                                         --------   --------   --------   --------

OPERATING EXPENSES

Selling, general and administrative                        15,191     14,176     38,808     36,840
Product cost of sales                                         845      4,511      3,962     16,119
Depreciation and amortization                               1,774      2,308      5,245      5,858
European hotel operations                                       -          -          -      1,133
                                                         --------   --------   --------   --------

   Total operating expenses                                17,810     20,995     48,015     59,950
                                                         --------   --------   --------   --------

OPERATING INCOME                                           30,206     26,736     70,570     64,388

OTHER

Gain on sale of stock                                           -          -     (1,260)    (2,190)
Interest and dividend income                               (5,244)    (3,338)   (14,900)    (9,298)
Interest expense                                            5,069      4,850     14,796     14,433
                                                         --------   --------   --------   --------

   Total other                                               (175)     1,512     (1,364)     2,945
                                                         --------   --------   --------   --------

INCOME BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEM                                        30,381     25,224     71,934     61,443

INCOME TAXES                                               12,043     10,506     28,787     25,591
                                                         --------   --------   --------   --------

NET INCOME BEFORE EXTRAORDINARY ITEM                       18,338     14,718     43,147     35,852
                                                         --------   --------   --------   --------

GAIN ON EXINGUISHMENT OF DEBT, NET
 OF $4,732 OF INCOME TAXES                                      -      7,232          -      7,232
                                                         --------   --------   --------   --------

NET INCOME                                                $18,338    $21,950   $ 43,147   $ 43,084
                                                         ========   ========   ========   ========

WEIGHTED AVERAGE SHARES OUTSTANDING                        54,619     58,360     55,174     59,130
                                                         ========   ========   ========   ========

DILUTED SHARES OUTSTANDING                                 55,501     59,165     55,898     60,124
                                                         --------   --------   --------   --------

BASIC EARNINGS PER SHARE BEFORE
 EXTRAORDINARY ITEM                                       $  0.34    $  0.26   $   0.78   $   0.61
                                                         ========   ========   ========   ========

BASIC EARNINGS PER SHARE -
 EXTRAORDINARY ITEM                                      $      -    $  0.12   $      -   $   0.12
                                                         ========   ========   ========   ========

BASIC EARNINGS PER SHARE                                  $  0.34    $  0.38   $   0.78   $   0.73
                                                         ========   ========   ========   --------

DILUTED EARNINGS PER SHARE BEFORE
 EXTRAORDINARY ITEM                                       $  0.33    $  0.25   $   0.77   $   0.60
                                                          =======   ========   ========   ========

DILUTED EARNINGS PER SHARE -
 EXTRAORDINARY ITEM                                      $      -    $  0.12   $      -   $   0.12
                                                         ========   ========   ========   ========

DILUTED EARNINGS PER SHARE                                $  0.33    $  0.37   $   0.77   $   0.72
                                                          =======   ========   ========   ========

The accompanying notes are an integral part of these consolidated statements of income.

                       CHOICE HOTELS INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)



                                                                            Nine Months Ended
                                                                              September 30,
                                                                          1999             1998
                                                                          ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                $ 43,147         $  43,084

Reconciliation of net income to net cash
 by operating activities:
  Depreciation and amortization                                             10,682             8,930
  Provision for doubtful accounts                                              551               876
  Increase in deferred income taxes                                          8,785            12,878
  Non cash interest and dividend income                                    (12,209)           (9,252)
  Gain on extinguishment of capital lease obligations                            -           (11,964)

Changes in assets and liabilities:
  Change in receivables                                                     (4,459)          (11,859)
  Change in income taxes payable and other                                   5,874            (5,850)
  Change in accounts payable and accrued expenses                            7,212            (2,913)
                                                                          --------         ---------

 NET CASH PROVIDED BY OPERATING ACTIVITIES                                  59,583            23,930
                                                                          --------         ---------

CASH FLOW FROM INVESTING ACTIVITIES:

Investment in property and equipment                                       (16,509)           (6,753)
Repayments of Sunburst Hospitality advances, net                                 -             5,145
Increase in amounts due from marketing and
 reservation funds, net                                                    (18,566)           (3,506)
Other items, net                                                            (5,698)              108
                                                                          --------         ---------

 NET CASH UTILIZED BY INVESTING ACTIVITIES                                 (40,773)           (5,006)
                                                                          --------         ---------

CASH FLOW FROM FINANCING ACTIVITIES:

Proceeds from long term borrowings                                          73,230           177,504
Principal payments of long term borrowings                                 (43,918)         (171,234)
Purchase of treasury stock                                                 (45,702)          (36,965)
Proceeds from issuance of common stock                                       4,620             3,991
                                                                          --------         ---------

 NET CASH UTILIZED BY FINANCING ACTIVITIES                                 (11,770)          (26,704)
                                                                          --------         ---------

Net change in cash and cash equivalents                                      7,040            (7,780)
Cash and cash equivalents, beginning of period                               1,692            10,282
                                                                          --------         ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $  8,732         $   2,502
                                                                          ========         =========

The accompanying notes are an integral part of these consolidated statements of cash flows.

                       CHOICE HOTELS INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. The accompanying consolidated financial statements of Choice Hotels International, Inc. (the "Company") and subsidiaries have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1998 and notes thereto included in the Company's Form 10-K, dated March 29, 1999. In the opinion of management, all adjustments (which include any normal recurring adjustments) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations. All intercompany transactions and balances between Choice Hotels International, Inc. and its subsidiaries have been eliminated. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

2. During the nine months ended September 30, 1999, the Company's comprehensive income (consisting of net income plus foreign currency translation adjustments and unrealized gains on available for sale securities) exceeded net income by approximately $795,000.

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

Basic and diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding. The weighted average number of shares outstanding was 55,173,832 and 59,130,054 for basic earnings per share and 55,897,569 and 60,123,703 for earnings per share assuming dilution for the nine months ended September 1999 and 1998, respectively. The difference between the weighted average number of shares of common stock outstanding used in the basic and diluted earnings per share computations is entirely due to the assumed exercise of outstanding stock options for diluted earnings per common share.

4.   Marketing and Reservation Funds

The Company presents marketing and reservation fees such that the fees collected and associated expenses are reported net. The total marketing and reservation fees received by the Company (previously reported as revenue) was $41.9 million and $38.9 million for the three months ended September 30, 1999 and 1998 and $105.8 million and $95.6 million for the nine months ended September 30, 1999 and 1998. Depreciation and amortization incurred by the marketing and reservation funds was $1.9 million and $0.9 million for the three months ended September 30, 1999 and 1998 and $5.4 million and $3.1 million for the nine months ended September 30, 1999 and 1998. Interest expense incurred by the marketing and reservation funds was $0.9 and $0.5 for the three months ended September 30,1999 and 1998 and $2.5 million and $1.1 million for the nine months ended September 30, 1999 and 1998.

Reservation fees and marketing fees not expended in the current year are carried over to the next fiscal year and expended in accordance with the franchise agreements. Shortfall amounts are similarly recovered in subsequent years. Excess or shortfall amounts from the operation of these programs are recorded as a payable or receivable from the particular fund. The Company advances capital as necessary to the marketing and reservation funds to support the development and ongoing operations of the franchise system. As of September 30, 1999, the Company's balance sheet includes an investment in and a receivable in amounts due from marketing and reservation funds of $46.9 million related to shortfalls in the marketing ($15.5 million) and reservation ($31.4 million) funds. As of December 31, 1998, the Company's balance sheet includes an investment in and a receivable in amounts due from marketing and reservation funds of $23.4 million related to shortfalls in the marketing ($7.8 million) and reservation ($15.6 million) funds. The Company expects to recover these receivables through future marketing and reservation fees.

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

Comparison of Three Month Period Ended September 30, 1999 Operating Results and
-------------------------------------------------------------------------------
Three Month Period Ended September 30, 1998 Operating Results
-------------------------------------------------------------

The Company reported net income of $18.3 million, or $0.33 per diluted share, for the third quarter ended September 30, 1999, compared to net income for the same period of 1998 of $21.9 million, or $0.37 per diluted share. The $0.37 per diluted share in 1998 includes $0.12 resulting from a gain on exinguishment of debt. Exclusive of this extraordinary item, diluted earnings per share increased 32.0%. The increase in net income for the period is attributable to an increase in royalty fees as a direct result of the addition of new franchised hotels to the franchise system, improved RevPar and increases in the effective royalty rate achieved for the domestic hotel system.

Franchise Revenues
------------------

Management analyzes its business based on "net franchise revenue," which is total revenue excluding product sales and European hotel operations, and franchise operating expenses, which are reflected as selling, general and administrative expenses.

The Company's net franchise revenues were $46.9 million for the three months ended September 30, 1999 and $42.7 million for the three months ended September 30, 1998.

Royalties increased $4.8 million to $40.5 million in 1999 from $35.7 million in 1998, an increase of 13.4%. The increase in royalties is attributable to a net increase of 82 franchised hotels during the period (representing an additional 6,535 rooms) an improvement in domestic RevPAR of 2.1% and an increase in the effective royalty rate of the domestic hotel system to 3.77% from 3.61%. Initial and relicensing fee revenue generated from domestic franchise contracts signed decreased to $3.3 million from $4.9 million in 1998 as a result of a decrease in total franchise agreements signed to 68, as compared to 119 for the third quarter of 1998. An increasingly competitive hotel franchising environment coupled with stricter hotel brand standards being enforced by the Company contributed to the decline in the total franchise agreements signed in the period. The total number of domestic hotels online increased to 3,121 from 3,024 an increase of 3.2% for the period ending September 30, 1999. This represents an increase in the number of rooms open of 3.0% from 251,415 as of September 30, 1998 to 258,892 as of September 30, 1999. As of September 30, 1999, the Company had 563 hotels under development in its domestic hotel system representing 44,366 rooms. The total number of international hotels online increased to 1,058 from 619 an increase of 70.9% as of September 30, 1999. International rooms open increased 46.1% from 52,437 as of September 30, 1998 to 76,632 as of September 30, 1999. These increases are primarily attributable to the Company's 1998 Strategic Alliance with Flag International Limited. The master franchise agreement with Flag Choice Hotels includes several countries including Australia, Papua New Guinea and Fiji. The total number of international hotels and rooms under development was 161 and 14,910, respectively, as of September 30, 1999.

Franchise Expenses
------------------

The cost to operate the franchising business is reflected in selling, general and administrative expenses. Selling, general and administrative expenses increased slightly between years. As a percentage of total net franchising revenues, total selling, general and administrative expenses declined to 32.4% for the third quarter of 1999 as compared to 33.2% for 1998. The improvement in the franchising margins relates to the economies of scale generated from operating a larger franchisee base.

Product Sales
-------------

Sales made to franchisees through the Company's group purchasing program decreased approximately $3.8 million to $1.2 million for the three months ended September 30, 1999 from $5.0 million for the three months ended September 30, 1998. In the fourth quarter of 1998, the Company discontinued the group purchasing program as previously operated. Remaining sales represent the fulfillment of orders placed in 1998.

Other
-----

For the three months ended September 30, 1999, and September 30, 1998 the Company recognized approximately $0.8 million and $0.6 million, respectively, in dividend income from its investment in Friendly Hotels, PLC and approximately $3.6 million and $2.7 million, respectively, of interest income from its subordinated term note to Sunburst Hospitality, Inc. During the third quarter of 1998, the Company recognized a gain of $7.2 million, net of tax, on the extinguishment of certain capital lease obligations.

Comparison of Nine Month Period Ended September 30, 1999 Operating Results and
------------------------------------------------------------------------------
Nine Month Period Ended September 30, 1998 Operating Results
------------------------------------------------------------

The Company reported net income of $43.1 million, or $0.77 per diluted share, for the nine months ended September 30, 1999, compared to net income for the same period of 1998 of $43.1 million, or $0.72 per diluted share. The $0.72 per diluted share in 1998 includes approximately $0.12 resulting from a gain on early extinguishment of debt. Exclusive of this extraordinary item, diluted earnings per share increased 28.3%. The increase in net income for the period is attributable to an increase in royalty fees as a direct result of the addition of new franchised hotels to the franchise system, improved RevPar and increases in the effective royalty rate achieved for the domestic hotel system.

Franchise Revenues
------------------

The Company's net franchise revenues were $114.1 million for the nine months ended September 30, 1999 and $105.9 million for the nine months ended September 30, 1998.

Royalties increased $9.8 million to $95.5 million in 1999 from $85.7 million in 1998, an increase of 11.4%. The increase in royalties is attributable to a net increase of 114 franchised hotels during the period (representing an additional 8,178 rooms) an improvement in domestic RevPAR of 3.2% and an increase in the effective royalty rate of the domestic hotel system to 3.69% from 3.55%. Initial and relicensing fee revenue generated from domestic franchise contracts signed decreased to $9.9 million from $12.6 million in 1998 as a result of a decrease in total franchise agreements signed to 224, as compared to 328 for the nine months ended September 30, 1998. An increasingly competitive hotel franchising environment coupled with stricter hotel brand standards being enforced by the Company contributed to the decline in total franchise agreements signed in the period.

Franchise Expenses
------------------

Selling, general and administrative expenses increased approximately $2.0 million between years. As a percentage of total net franchising revenues, total selling, general and administrative expenses declined to 34.0% for the nine months ended 1999 as compared to 34.8% for 1998. The improvement in the franchising margins relates to the economies of scale generated from operating a larger franchisee base.

Product Sales
-------------

Sales made to franchisees through the Company's group purchasing program decreased approximately $12.9 million to $4.5 million for the nine months ended September 30, 1999 from $17.4 million for the nine months ended September 30, 1998. In the fourth quarter of 1998, the Company discontinued the group purchasing program as previously operated. Remaining sales represent the fulfillment of orders placed in 1998.

Other
-----

For the nine months ended September 30, 1999, and September 30, 1998 the Company recognized approximately $1.9 million and $1.6 million, respectively, in dividend income from its investment in Friendly Hotels, PLC and approximately $10.5 million and $7.6 million, respectively, of interest income from its subordinated term note to Sunburst Hospitality, Inc.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided by operating activities was $59.6 million for the nine months ended September 30, 1999, an increase of approximately $35.7 million from $23.9 million for 1998. The increase results from improved operating performance and stronger management of working capital. At September 30, 1999, the total long-term debt outstanding for the Company was $307.5 million, $30.1 million of which matures in the next twelve months.

The Company has repurchased 7.2 million shares of its common stock at a total cost of $103.2 million in 1999. The Company has authorization from its Board of Directors to repurchase up to an additional 1.5 million shares.

The Company believes that cash flows from operations and available financing capacity is adequate to meet the expected operating, investing, financing and debt service requirements for the business for the immediate future.

Year 2000 Compliance
--------------------

We are engaged in an ongoing effort to evaluate and remediate the Year 2000 computer problem shared by virtually all companies and businesses. This Year 2000 problem is a result of two-digit date codes used in many computer programs and embedded chip systems. These systems cannot recognize a year that begins with "20" rather than "19".

As part of our effort, a cross-functional Year 2000 Compliance Committee was established to manage and supervise the efforts to become compliant and a Year 2000 action plan has been developed. The Year 2000 action plan includes the following phases:

     1. Awareness: making our internal organizations and business units aware of the Year 2000 issue and assigning responsibility internally.
     2. Inventorying and testing our proprietary software and systems (e.g., reservation system, property management system).
     3. Inventorying and testing secondary internal systems (e.g., network infrastructure, phone system, employee PCs).
     4.   Assessing the risk from third party vendors and franchisees.
     5.   Contingency planning.
     6.   Educating the franchise community.

Throughout the process, remedial actions have been or will be taken as warranted. We consider a system to be Year 2000 compliant if it will perform its essential functions on and after January 1, 2000, or will be able to do so with readily available one-time modifications.

The table below summarizes the status of our Year 2000 action plan as of November 1, 1999.

                                               Year 2000
Step                      Status           Compliance Issues
----                      ------           -----------------

Awareness                 Complete         None

Inventorying and          Complete         Two DOS-based systems are non-
testing of proprietary                     compliant.  Compliant Windows
software and systems                       based versions are available.

Inventorying and          Complete         No material compliance issues.
testing of secondary
systems

Assessment of             75%              No material compliance issues.
third-party vendors

Contingency Planning      75%              No material compliance issues.

Franchisee education      80%              Not applicable.

Our exposure to potential Year 2000 problems exists in two general areas: technological operations solely in our control, and technological operations dependent in some way on one or more third parties. With respect to our internal systems, we have conducted Year 2000 compliance testing on all of our proprietary software, including our "Choice 2001" reservations system and related reservations support systems, our franchise support system and franchisee property management support systems. The tests have indicated that, except for two DOS-based systems, the proprietary software is Year 2000 compliant. The Choice 2001 system is currently accepting and successfully processing reservations for January 1, 2000 and beyond.

The DOS version of ChoiceLINK (the system used by the hotels to communicate with the Choice 2001 system) is not Year 2000 compliant and the DOS version of the Company's property management system is only compliant through December 31, 2000. We have communicated this to franchisees using these systems and have recommended that they migrate to the Windows based versions of these systems.
In September 1999, we established financial incentives for franchisees using the DOS version of ChoiceLINK to switch to the Windows-based version.

We have also been in the process of replacing our hardware platforms for our internal systems and a number of smaller support systems and have kept them updated so that all of our large system computers are no more than three years old. Based on manufacturers specifications, we believe that these new hardware platforms, except for several servers, are Year 2000 compliant. These servers will be replaced before December 31, 1999.

We have completed the process of conducting an inventory of third party software, including financial and accounts payable systems, PC operating systems and word processing and other commercial software. For hardware or software systems which do not appear to be compliant, we are obtaining upgrades or replacement systems.

The Year 2000 Compliance Committee has identified third party vendors and service providers whose non-compliant systems could have a material impact on the Company and has undertaken an assessment as to such parties' compliant status. These parties include airline global distribution systems (GDS), utility providers, telephone service providers, banks and data processing services. The GDS companies, which provide databases through which travel agents can book hotel rooms, have assured us in writing that they are compliant and we have conducted tests with three of the four major GDS companies. The Year 2000 Compliance Committee continues to assess other third parties as to their compliance and the consequences in the event they are not compliant. Vendors who have responded indicated that they are, or expect to be, Year 2000 compliant. Throughout 1999, the Year 2000 Compliance Committee will continue to seek and assess responses from all of its material vendors.

In June 1999, we initiated an assessment of all of our domestic franchised hotels. The assessment seeks to determine the level of preparedness of the domestic franchise system. The assessment attempts to solicit whether the hotels have undertaken a Year 2000 compliance assessment with respect to building automation and maintenance systems, hotel management systems (other than those acquired from the Company), information technology systems and third party products and services. As of November 1, 1999, responses have been received from approximately 20% of domestic franchised hotels. While the response rate is not statistically significant to determine system-wide trends, 80% of those who responded indicated that they had completed a Year 2000 assessment. We continue to seek responses from the remainder of our franchisees. Upon completion of the assessment, we will be better able to determine risks which may be posed if a significant number of hotel owners have not addressed the Year 2000 status of such systems.

Our educational efforts with respect to our franchisees have included seminars at our annual convention and management conferences and distribution of sample assessment checklists and other materials. In November 1999, we will distribute to all franchised hotels a Year 2000 guide which will advise franchisees of suggested Year 2000 preparedness and contingency plans.

We have devised contingency plans for our Silver Spring, Maryland corporate offices, our Phoenix, Arizona reservation center and our reservation call centers. These plans include insuring the availability of key employees and, with respect to the reservation center, access to alternative power sources.

Costs of addressing potential Year 2000 compliance/remediation problems have not been material to date. The value of employee time devoted to testing and development has been approximately $250,000. Total costs for replacement of hardware and operating systems are expected to be approximately $700,000. However, these replacements (as well as replacements undertaken in prior years) are being implemented primarily as part of our ongoing technology updating, rather than specifically for Year 2000 compliance reasons.

Based upon information gathered to date, potential Year 2000 business interruptions or liability costs are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows. However, such Year 2000 issues (including incomplete or inaccurate 3rd party information and system failures) could pose unforeseen material financial risk, including loss of revenue, substantial unanticipated costs and service interruptions.

We are not in a position to guarantee the performance of others with respect to their Year 2000 compliance or predict whether any of the assurances that others provide regarding Year 2000 compliance may prove later to be inaccurate or overly optimistic.

FORWARD-LOOKING STATEMENTS
--------------------------

When used throughout this report, the words "believes," "anticipates," "expects," "intends," "estimates," "projects," and other similar expressions, which are predictions of or indicate future events and trends, identify forward-looking statements. Such statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those projected, including: competition within each of our business segments; business strategies and their intended results; the balance between supply of and demand for hotel rooms; our ability to obtain new franchise agreements; our ability to develop and maintain positive relations with current and potential hotel owners; the effect of international, national and regional economic conditions; the availability of capital to allow us and potential hotel owners to fund investments; our ability, and that of other parties upon which our businesses also rely, to modify or replace on a timely basis, their computer software and other systems in order to function properly prior to, in and beyond, the year 2000; and other risks described from time to time in our filings with the Securities and Exchange Commission, including those set forth under the heading "Risk Factors" in our Report on Form 10-Q for the Period ended June 30, 1999. Given these uncertainties, you are cautioned not to place undue reliance on such statements. We also undertake no obligation to publicly update or revise any forward-looking statement to reflect current or future events or circumstances.

ITEM 3.     QUANTITATIVE AND QUALITATIVE ANALYSIS OF MARKET RISK
            -----------------------------------------------------

The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company's foreign investments. The Company manages its exposure to this market risk through the monitoring of its available financing alternatives including in certain circumstances the use of derivative financial instruments. The Company's strategy to manage exposure to changes in the interest rates and foreign currencies remains unchanged from 1997. Furthermore, the Company does not foresee any significant changes in exposure in these areas or in how such exposure is managed in the near future.

The following table summarizes information about derivative financial information and other financial instruments that are sensitive to changes in interest rates, including interest rate swap agreements and debt obligations. For interest rate swap agreements, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity date.

                            Expected Maturity Date

                                                                                 1999 Fair
                     1999     2000    2001     2002     2003  Thereafter  Total    Value
                     ----     ----    ----     ----     ----  ----------  -----    -----
Liabilities:

Long-term debt (1)
  Fixed rate           -        -       -         -       -      100,000  100,000   96,410
Average interest
  rate                                                              7.13%
Variable rate (2)      -        -       -   207,492       -            -  207,492  207,492
Average interest (3)
  rate                                         6.64%

Interest Rate Derivatives

                             Expected Maturity Date

                                                                                   1999 Fair
                         1999    2000    2001    2002     2003  Thereafter  Total    Value
                         ----    ----    ----    ----     ----  ----------  -----    -----
Notional Amount            -       -       -     115,000                             (193)
Average interest rate                               5.85%
  Receivable               0
  Payable                (65)

(1) A hypothetical one hundred basis point change in interest rates would change the fair value of long-term debt by $6.8 million.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

(a)  Exhibits


     Exhibit 27.01 - Financial Data Schedule - September 30, 1999


(b) The following reports were filed pertaining to the period ended September 30, 1999.

     None

                                   SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CHOICE HOTELS INTERNATIONAL, INC.


Date: November 10, 1999                 /s/ Charles A. Ledsinger, Jr.
  ------------------                    ----------------------------
                                        By:  Charles A. Ledsinger, Jr.
                                        President and Chief Executive Officer