Form 10-K
period 1999-12-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2000-03-30
CIK 1046311

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                             _____________________
                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996].

For the fiscal year ended     December 31, 1999
                              -----------------
                                       OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED].

For the transition period from ___________________ to ____________________

                   Commission file number   001-13393
                                          -----------------

                       CHOICE HOTELS INTERNATIONAL, INC.
                    --------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                      DELAWARE                                      52-1209792
--------------------------------------------------------       --------------------
            (State or Other Jurisdiction                          (I.R.S. Employer
           of Incorporation or Organization)                     Identification No.)

      10750 Columbia Pike, Silver Spring, Maryland                      20901
-------------------------------------------------------------      --------------
        (Address of Principal Executive Offices)                      Zip Code

Registrant's telephone number, including area code                 (301) 592-5000
                                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class            Name of Each Exchange on Which Registered
      -------------------        ---------------------------------------------

Common Stock, Par Value $.01 per share          New York Stock Exchange
--------------------------------------        ----------------------------

Preferred Stock Purchase Rights                 New York Stock Exchange
-------------------------------               ----------------------------

Securities registered pursuant to Section 12(g) of the Act:


-------------------------------------------------------------------------------
                                (Title of Class)



-------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed in Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months as for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes _X_    No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of voting stock of Choice Hotels International, Inc. held by non-affiliates was $531,353,144 as of March 10, 2000 based upon a closing price of $16.375 per share.


             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ___   No ___

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of Choice Hotels International, Inc.'s Common Stock at March 10, 2000 was 53,408,415.

                      DOCUMENTS INCORPORATED BY REFERENCE.

     PART I    1999 Annual Report to Stockholders
               Proxy Statement dated March 29, 2000

     PART II   1999 Annual Report to Stockholders
               Proxy Statement dated March 29, 2000

     PART III  Proxy Statement dated March 29, 2000

                                     PART I

Forward-Looking Statements
--------------------------

          Certain statements in this report that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Words such as "believes," "anticipates," "expects," "intends," "estimates," "projects," and other similar expressions, which are predictions of or indicate future events and trends, typically identify forward-looking statements. Such statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those projected, including: competition within each of our business segments; business strategies and their intended results; the balance between supply of an demand for hotel rooms; our ability to obtain new franchise agreements; our ability to develop and maintain positive relations with current and potential hotel owners; the effect of international, national and regional economic conditions; the availability of capital to allow us and potential hotel owners to fund investments and construction of hotels; the cost and other effects of legal proceedings; and other risks described from time to time in our filings with the Securities and exchange Commission, including those set forth under the hearing "Risk Factors" in our Report on Form 10-Q for the Period ended June 30, 1999. Given these uncertainties, you are cautioned not to place undue reliance on such statements. We also undertake no obligation to publicly update or revise any forward-looking statement to reflect current or future events or circumstances.


Item 1.    Business

Overview

          Choice Hotels International, Inc. (the "Company" or "Choice") is the world's second largest franchisor of hotel properties with 4,248 hotels open and operating in 35 countries at December 31, 1999. In addition, at December 31, 1999, we had 761 franchise properties currently under development representing a total of 64,095 rooms. Choice franchises lodging properties under one of our proprietary brand names (the "Choice brands"): Comfort(R), Quality(R), Clarion(R), Sleep(R), Rodeway(R), Econo Lodge(R) and MainStay(SM). We have over 2,300 franchisees in the franchise system with no single franchisee accounting for more than 5% of its royalty or total revenues. We franchise hotels in all 50 states, Puerto Rico and the District of Columbia and 34 additional countries, with 95% of its franchising revenue generated from hotels franchised in the United States. With recognized brands and a diverse and growing franchisee base, we believe we have a strong foundation for continued growth.

          Choice is a "pure-play" lodging franchisor with limited real estate exposure and low capital expenditure requirements. With a focus on hotel franchising versus ownership, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our business provides significant opportunities to increase profits by increasing the number
of franchise properties.   We derive substantially all of our revenues from
franchise fees which consist of an initial fee and ongoing royalty, marketing, and reservation fees that are based as a percentage of the franchisees' gross room revenues.

          The principal factors that affect our results are: (i) growth in the number of hotels under franchise; (ii) occupancies and room rates achieved by the hotels under franchise; (iii) the number and relative mix of franchised hotels; (iv) effective royalty rates achieved; and (v) our ability to manage costs. The number of rooms at franchised properties and occupancies and room rates at those properties significantly affect our results because royalty fees are based upon room revenues at franchised hotels. The variable overhead costs associated with franchise system growth are substantially less than incremental royalty fees generated from new franchisees, therefore we are able to capture a significant portion of these royalty fees as operating income. Continued growth of our franchise business should enable us to capture increasing benefits from the operating leverage in place which would improve operating margins. Our franchising operating margins(1) have improved from 50.9% as of May 31, 1995 to 64.6% as of December 31, 1999. We have also generated steady royalty fee income from our increasing franchisee base -- growing from $50.9 million for the year ended May 31, 1992 to $128.7 million for the year ended December 31, 1999. Earnings before interest, taxes, depreciation and amortization has grown from $32.2 million for the year ended May 31, 1992 to $101.8 million for the year end December 31, 1999.


---------------------
/1/ Franchising operating margin is calculated by deducting selling, general and administrative expenses from net franchising revenues.

Company History

          Prior to becoming a separate, publicly-held company on October 15, 1997 pursuant to the Company Spin-off (as defined below), the Company was known as Choice Hotels Franchising, Inc. and was a wholly-owned subsidiary of Choice Hotels International, Inc. ("Former Choice"). On October 15, 1997, Former Choice distributed to its stockholders its hotel franchising business (which had previously been primarily conducted by the Company) and its European hotel ownership and franchising business through a pro rata distribution to its stockholders of all of the stock of the Company (the "Company Spin-off"). At the time of the Company Spin-off, the Company changed its name to "Choice Hotels International, Inc.," and Former Choice changed its name to "Sunburst Hospitality Corporation." References herein to the Company's former parent corporation prior to the Company Spin-off are to "Former Choice," and reference to such corporation after the Company Spin-off are to "Sunburst."

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

The Lodging Industry/1/

          As of December 31, 1999, there were approximately 3.9 million hotel rooms in the United States in hotels/motels containing twenty or more rooms. Of those rooms, approximately 1.2 million rooms were not affiliated with a national or regional brand, while the remaining approximately 2.7 million rooms were affiliated with a brand either through franchise or the ownership/management of a national or regional chain.

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

          The lodging industry in recent years has recovered, demonstrating strong performance, based on year-to-year increases in room revenues, average daily rates, revenue per available room ("RevPAR"), and lodging industry profitability. RevPAR is calculated by multiplying the percentage of occupied rooms by the average daily room rate realized. Since 1993, the lodging industry has been able to increase its average daily rate ("ADR") at a pace faster than the increase in the Consumer Price Index ("CPI"), a common measure of inflation published by the US Department of Labor. The following chart demonstrates the recent trends:

-----------------
/1/ Source:  Smith Travel Research

The US Lodging Industry's Growth Trends Since 1995

               Increases in                   Average
                   Room                        Daily       Increase       Increase      Revenue Per
                  Revenue                       Room        in ADR         in CPI        Available                         New
                  Versus        Occupancy      Rates        Versus         Versus           Room           Profits        Rooms
Year            Prior Year        Rates        (ADR)      Prior Year     Prior Year       (RevPAR)      (in billions)     Added
----          -------------     ----------    -------     ----------     ----------     -----------     -------------     ------
1995.........     6.7%             65.1%       $65.81        4.7%          2.9%            $42.83           $ 8.5         64,000
1996.........     8.9%             65.0%       $70.81        7.6%          2.9%            $46.06           $12.5        101,000
1997.........     8.8%             64.5%       $75.16        6.1%          1.9%            $48.50           $17.0        128,000
1998.........     7.7%             64.0%       $78.62        4.4%          2.3%            $50.29           $22.0        143,000
1999.........     7.4%             63.3%       $81.27        4.0%          2.7%            $51.44           $23.0        143,148

          We believe the lodging industry can be divided into three price categories: luxury or upscale, mid-scale and economy. Typically, the luxury category generally has room rates above $80 per night, the mid-scale category generally has room rates between $50 and $79 per night and the economy category generally has room rates less than $50 per night. Additionally, a new category has emerged of extended-stay hotels that primarily serve guests who stay at a hotel five consecutive nights. These hotels span the industry's three price categories.

          Service is a distinguishing characteristic in the lodging industry. Generally, there are three levels of service: full-service hotels (which offer food and beverage services, meeting rooms, room service and similar guest services); limited-service hotels (which offer amenities such as swimming pools, continental breakfast, or similar services); and all-suites hotels (which usually have limited public areas, but offer guests two rooms or one room with distinct areas, and which may or may not offer food and beverage services).

          The Company's Econo Lodge(R), Rodeway(R) and Sleep(R) brands compete primarily in the limited-service economy market; the Company's Comfort(R) and Quality(R) brands compete primarily in the limited-service middle-market. The Company's MainStaySM Suites brand competes primarily in the all-suites middle-market. The Company's Clarion(R) brand competes primarily in the full-service upscale market.

          New hotels opened in recent years typically have been hotels without on-premise food and beverage, as these hotels are less costly to develop, enjoy higher gross margins, and tend to have better access to financing. These hotels typically operate in the economy and mid-scale categories and are located in suburban or highway locations. From 1991 to 1999, the average room count in new hotels declined from 122 to 104 primarily because hotel developers found it difficult to obtain financing of more than $3 million from their primary lending sources (local banks and Small Business Administration-guaranteed loan programs).

          In recent years, operators of hotels not owned or managed by major lodging companies have increasingly joined national hotel franchise chains as a means of remaining competitive with hotels owned by or affiliated with national lodging companies. Because the costs of owning and operating a hotel are generally fixed, increases in revenues generated by affiliation with a franchise lodging chain can improve a hotel's financial performance. Of approximately 1,188 hotel properties that changed their affiliation in 1999, and 79% converted from independent status to affiliation with a chain or converted from one chain to another. A total of 379 independent properties switched to a franchise chain in 1999.

          The large franchise lodging chains, including the Company, generally provide a number of services to hotel operators to improve the financial performance of their properties including national reservation systems, marketing and advertising programs, and direct sales programs. The Company believes that national franchise chains with a larger number of hotels enjoy greater brand awareness among potential guests than those with fewer numbers of hotels, and that greater brand awareness can increase the desirability of a hotel to its potential guests.

          We believe that hotel operators choose lodging franchisors based primarily on the perceived value and quality of each franchisor's brand and its services, and the extent to which affiliation with that franchisor may increase the franchisee's reservations and profits.

Franchise Business

Economics of Franchise Business. The fee and cost structure of the Company's business provides significant opportunities for us to increase profits by increasing the number of franchised properties. As a hotel franchisor, we derive substantially all of our revenue from franchise fees. The Company's franchise fees consist of an initial fee and ongoing royalty, marketing and reservation fees which are based on a percentage of the franchisee's gross room revenues. The royalty portion of the franchise fee is intended to cover our operating expenses, such as expenses incurred in quality assurance, administrative support and other franchise services and to provide the Company with operating profits. The marketing and reservation portion of the franchise fee is intended to reimburse the Company for the expenses associated with providing such franchise services as the central reservation system and national marketing and media advertising.

          Much of the variable costs associated with our activities are reimbursed by the franchisees through the initial fees, and marketing and reservation fees. The royalty fees generated from franchisees more than cover the fixed costs of the business at its current level. The variable overhead costs associated with franchise system growth are substantially less than incremental royalty fees generated from new franchisees, therefore we are able to capture a significant portion of these royalty fees as operating income.

Strategy.    Our business strategy is designed to maximize the value of our extensive distribution channels (which include the hotels under franchise and the hotel guests) by expanding and enhancing those relationships. The strategy is effectuated through an emphasis on the following key components: (1) optimizing the brand portfolio,
             (2) strategically growing the franchise system, (3) leveraging the franchise system, (4) improving its and its franchisees' margins,
             (5) growing profitability internationally, and (6) pursuing complementary business opportunities.

o Optimizing the Brand Portfolio. Each of our brands has particular attributes and strengths. Our strategy is to leverage the strengths of each brand for profit growth and for identifying new niches into which the Company may expand. This will be effectuated through a raising of the Company's brand standards strictly enforced through consumer-driven quality assurance.

o Increasing Market Penetration on a Strategic Basis. We are taking advantage of our regional structure to analyze key markets in the U.S. and, in conjunction with our franchisees, identifying the best opportunities for new development or conversion to one of our brands.

o Expanding Partner Services Programs. There is significant opportunity to leverage its size by entering into arrangements with national and multi-national companies that want to gain exposure to our franchised hotels and to the millions of guests who patronize our franchised hotels each year. In practice, the guest enjoys brand-name products and services that help build guest loyalty and the franchisee benefits from competitively priced products. Vendor partners gain access to a critical mass of franchisees, which in turn generates residual income for us.

o Improving Margins Through Increased Productivity. We address the competitiveness of our own and our franchisees' profitability by initiating revenue generating programs and improving cost productivity. A key component of this strategy is the roll out of the Company's proprietary property and yield management system "Profit Manager by Choice", which we believe will improve the RevPAR of our franchisees. This is supplemented by continued enforcement of our contracts (including licensee audits).

o Growing Profitably Internationally. During the eleven fiscal years ended December 31, 1999, the number of properties (including those under construction) in our international franchise system increased to 1,290 properties with 97,565 rooms, from 81 properties with 8,330 rooms. Our international franchise system includes hotels in 39 countries outside the United States. We plan to continue to profitably grow our brands internationally through a strategic pursuit of joint ventures, master franchising agreements and brand specific area development agreements.

o Pursuing Complementary Business Opportunities. Our acquisition strategy includes the potential purchase of lodging brands that would enhance the offerings we currently make to our franchisees and hotel consumers as well as the purchase or partnering with businesses that are complementary to our core business and unique operating skills.

Franchise System

          Our franchise hotels operate under one of the Choice brand names:
Comfort(R), Quality(R), Clarion(R), Sleep(R), Rodeway(R), Econo Lodge(R) and MainStaySM. The following table presents key statistics relative to our domestic franchise system over the three fiscal years ended May 31, 1997, for the seven-month period ended December 31, 1997 and for the three fiscal years ended December 31, 1999.

                       Combined Domestic Franchise System

                                                                            As of and for the
                                                 As of and for the         Seven Months Ended       As of and for the
                                                 Year Ended May 31,            December 31,       Year Ended December 31,
                                           ---------------------------------------------------------------------------------
                                              1995       1996       1997           1997           1997       1998       1999
                                           -----------------------------------------------------------------------------------
Number of properties, end of period.....      2,311      2,495      2,781           2,880          2,880      3,039      3,123
Number of rooms, end of period..........    200,792    214,613    235,431         242,161        242,161    252,357    258,120
Royalty fees ($000).....................   $ 71,665   $ 82,239   $ 91,724        $ 65,271       $ 99,144   $109,240   $120,932
Average Royalty Rate(1).................       3.2%       3.3%       3.4%            3.5%           3.5%       3.6%       3.7%
Average occupancy percentage............      63.8%      63.9%      62.6%           66.2%          62.3%      61.0%      60.5%
Average daily room rate (ADR)...........   $  47.13   $  49.49   $  51.92        $  54.97       $  53.89   $  56.23   $  58.42
RevPAR(2)...............................   $  30.08   $  31.60   $  32.52        $  36.39       $  33.56   $  34.30   $  35.33

(1) Represents domestic royalty fees as a percentage of aggregate gross room revenues of all of the domestic Choice brand franchised hotels.
(2) The Company's RevPAR figure for each fiscal year is an average of the RevPAR calculated for each month in the fiscal year. The Company calculates RevPAR each month based on information actually reported by franchisees on a timely basis to the Company.

          We have over 2,300 domestic franchisees and operate in all 50 states and the District of Columbia. Approximately 95% of the total royalty income is generated from domestic franchise operations. Consequently, our analysis of our franchise system is focused on the domestic operations. Currently, no master franchisee or other franchisee accounts for 5% or more of Choice's royalty revenues or total revenues. Sunburst is our largest franchisee with a portfolio of 83 hotels containing 11,266 rooms located in 25 states as of December 31, 1999.

Brand Positioning

     Our brands offer consumers a wide range of choices from economy hotels to upscale, full service properties.

Comfort. Our largest brand is Comfort. Comfort Inns offer rooms in the mid-scale without food and beverage category and is targeted to business and leisure travelers. Principal competitor brands include Baymont, Fairfield Inn, Hampton Inn, Holiday Express and LaQuinta. Comfort Suites offer business and leisure guests a large room with separate living and sleeping areas. This product competes in the upper portion of the midscale without food and beverage market against brands such as AmeriSuites, Hampton Inn and Suites and Spring Hill. At December 31, 1999, there were 1,584 Comfort Inn properties and 231 Comfort Suites properties with a total of 121,291, and 18,796 rooms, respectively, open and operating worldwide. An additional 330 Comfort Inn and Comfort Suites properties with a total of 25,713 rooms were under development. During 1999, we added 123 Comfort properties while terminating 47.

          Comfort properties are located in the United States and in Argentina, Australia, the Bahamas, Belgium, Brazil, Canada, Denmark, France, Germany, India, Italy, Jamaica, Japan, Lebanon, Norway, Portugal, Puerto Rico, Sweden, Switzerland, Thailand, Turks & Caicos, the United Kingdom and the United Arab Emirates. The following chart summarizes the Comfort system in the United
States:

                            Comfort Domestic System

                                                                             As of and for the
                                                    As of and for the       Seven Months Ended          As of and for the
                                                    Year Ended May 31,          December 31,          Year Ended December 31,
                                           ----------------------------------------------------------------------------------------
                                              1995       1996       1997          1997            1997        1998        1999
                                           ----------------------------------------------------------------------------------------
Number of properties, end of period........   1,015      1,129      1,255          1,304           1,304       1,394       1,470
Number of rooms, end of period.............  87,551     94,160    102,722        105,384         105,384     110,682     112,727
Royalty fees ($000s)....................... $37,635    $44,657   $ 50,758       $ 36,446        $ 55,261    $ 61,153    $ 68,177
Average occupancy percentage...............   69.5%      68.7%      67.2%          71.3%           66.6%       65.4%       64.8%
Average daily room rate (ADR).............. $ 48.24    $ 51.13   $  54.17       $  57.15        $  55.74    $  58.19    $  60.57
RevPAR..................................... $ 33.54    $ 35.11   $  36.39       $  40.75        $  37.15    $  38.03    $  39.26

Sleep Inn. Established in 1988, Sleep Inn is a new-construction hotel brand in the lower portion of the mid-scale without food and beverage segment. Sleep Inns are targeted to the business and leisure traveler. Principal competitor brands include Fairfield Inn, Holiday Express, LaQuinta and Red Roof.

          At December 31, 1999 there were 228 Sleep Inn properties with a total of 17,523 rooms open and operating worldwide. An additional 156 properties with a total of 11,917 rooms were under development. During 1999, 35 Sleep Inn properties were added while 8 were terminated. The properties are located in the United States, Brazil, Canada and the Cayman Islands. The following chart summarizes the Sleep system in the United States:

                             Sleep Domestic System

                                                                             As of and for the
                                                    As of and for the       Seven Months Ended          As of and for the
                                                    Year Ended May 31,          December 31,          Year Ended December 31,
                                           ----------------------------------------------------------------------------------------
                                              1995       1996        1997          1997            1997         1998         1999
                                           ----------------------------------------------------------------------------------------
Number of properties, end of period......       51         87         131            156              156          197         224
Number of rooms, end of period...........    3,672      6,396       9,635         11,538           11,538       14,924      17,199
Royalty fees ($000s).....................   $2,080     $2,108      $3,343        $ 2,630          $ 3,926      $ 5,337     $ 7,241
Average occupancy percentage.............    65.3%      65.5%       63.9%          66.5%            63.0%        62.0%       60.6%
Average daily room rate (ADR)............   $41.89     $45.11      $48.11        $ 50.54          $ 49.41      $ 51.32     $ 53.91
RevPAR...................................   $27.37     $29.56      $30.75        $ 33.60          $ 31.11      $ 31.82     $ 32.66

Quality.   Certain Quality Inns, Quality Inns and Suites, and Quality Suites
hotels compete in the midscale with food and beverage segment. Quality Inns, Quality Inns and Suites, and Quality Suites are targeted to business and leisure travelers. Principal competitor brands include Best Western, Holiday Inn, Howard Johnson and Ramada Inn. At December 31, 1999, there were 686 Quality Inn and Quality Inns and Suites properties with a total of 73,442 rooms, and 45 Quality Suites properties with a total of 17,352 rooms open worldwide. An additional 145 Quality Inn, Quality Inns and Suites and Quality Suites properties with a total of 15,573 rooms were under development. During 1999, a total of 46 Quality properties were added while 45 were terminated.

          Quality properties are located in the United States and in Argentina, Australia, Brazil, Canada, Chile, Costa Rica, the Czech Republic, Denmark, France, Germany, India, Indonesia, Ireland, Italy, Jamaica, Malaysia, New Zealand, Norway, Portugal, Russia, Sweden, Thailand, the United Kingdom and the United Arab Emirates. The following chart summarizes the Quality system in the United States:

                            Quality Domestic System

                                                                             As of and for the
                                                    As of and for the       Seven Months Ended          As of and for the
                                                    Year Ended May 31,          December 31,          Year Ended December 31,
                                           ----------------------------------------------------------------------------------------
                                              1995       1996        1997          1997            1997         1998         1999
                                           ----------------------------------------------------------------------------------------
Number of properties, end of period........     341        362        409            419             419          430           431
Number of rooms, end of period.............  43,281     45,967     50,487         50,674          50,674       50,151        49,331
Royalty fees ($000s)....................... $15,632    $16,606    $17,623        $14,459         $18,488      $20,187       $21,034
Average occupancy percentage...............   63.1%      62.5%      61.3%         63.8 %           60.2%        58.9%         58.0%
Average daily room rate (ADR).............. $ 50.94    $ 52.90    $ 54.61        $ 57.58         $ 56.79      $ 60.02       $ 61.89
RevPAR..................................... $ 32.16    $ 33.08    $ 33.46        $ 36.73         $ 34.19      $ 35.35       $ 35.90

Clarion.   Clarion Inns, Clarion Hotels, Clarion Resorts and Clarion Suites
hotels are full-service properties with on-premise food and beverage facilities and operate in the upscale category. Clarion properties are targeted to business and leisure travelers. Principal competitor brands include Crowne Plaza, Four Points by Sheraton, Radisson, Courtyard by Marriott and Doubletree.

          At December 31, 1999, there were 142 Clarion properties with a total of 22,519 rooms open and operating worldwide and an additional 32 properties with a total of 4,479 rooms under development. During 1999, 20 Clarion properties were added while 13 were terminated. The properties are located in the United States, Argentina, Australia, the Bahamas, Canada, Chile, France, Germany, Guatemala, Indonesia, Ireland, Italy, Japan, Norway, the United Kingdom and Uruguay. The following chart summarizes the Clarion system in the United
States:

                            Clarion Domestic System

                                                                             As of and for the
                                                    As of and for the       Seven Months Ended          As of and for the
                                                    Year Ended May 31,          December 31,          Year Ended December 31,
                                           ----------------------------------------------------------------------------------------
                                              1995       1996        1997          1997            1997         1998         1999
                                           ----------------------------------------------------------------------------------------
Number of properties, end of period........      63         75         92             96              96         105           112
Number of rooms, end of period.............  10,420     12,817     14,721         16,161          16,161      17,878        18,815
Royalty fees ($000s)....................... $ 2,995    $ 3,602    $ 4,081        $ 2,957         $ 5,061     $ 5,447       $ 6,491
Average occupancy percentage...............   63.7%      63.3%      63.3%         64.7 %           62.3%       60.5%         59.0%
Average daily room rate (ADR).............. $ 63.71    $ 64.36    $ 67.76        $ 71.53         $ 70.67     $ 72.25       $ 74.17
RevPAR..................................... $ 40.58    $ 40.74    $ 42.86        $ 46.29         $ 44.05     $ 43.73       $ 43.74

Econo Lodge.   Econo Lodge hotels operate in the economy category of the lodging industry. Econo Lodges are primarily targeted to senior citizens and rely to a large extent on strong roadside name recognition. Principal competitor brands include Days Inn, Motel 6, Ramada Limited, Red Carpet Inn, Super 8 and Travelodge.

          At December 31, 1999, there were 722 Econo Lodge properties with a total of 45,193 rooms open and operating in the United States and Canada, and an additional 54 properties with a total of 3,231 rooms under development in those two countries. During 1999, 57 Econo Lodge properties were added while 64 were terminated. The following chart summarizes the Econo Lodge system in the United
States:



                          Econo Lodge Domestic System

                                                                             As of and for the
                                                    As of and for the       Seven Months Ended          As of and for the
                                                    Year Ended May 31,          December 31,          Year Ended December 31,
                                           ----------------------------------------------------------------------------------------
                                              1995       1996        1997          1997            1997         1998       1999
                                           ----------------------------------------------------------------------------------------
Number of properties, end of period.........     633       641       682             692             692         698          691
Number of rooms, end of period..............  42,801    42,726    44,636          45,050          45,050      44,458       43,754
Royalty fees ($000s)........................ $12,021   $12,760   $13,288         $ 8,991         $13,687     $13,975      $14,313
Average occupancy percentage................   57.5%     58.0%     56.4%          60.7 %           56.1%       54.3%        54.0%
Average daily room rate (ADR)............... $ 38.31   $ 39.97   $ 41.33         $ 43.86         $ 42.35     $ 43.55      $ 45.01
RevPAR...................................... $ 22.04   $ 23.17   $ 23.30         $ 26.63         $ 23.75     $ 23.65      $ 24.32

Rodeway.   The Rodeway brand competes in the economy category and is primarily targeted to senior citizens. Principal competitor brands include Ho-Jo Inn, Ramada Limited, Red Roof Inn, Shoney's Inn, Super 8 and Motel 6. At December 31, 1999, there were 171 Rodeway Inn properties with a total of 10,991 rooms, open and operating in the United States and Canada, and an additional 23 properties with a total of 1,481 rooms under development in those two countries. During 1999, 10 Rodeway properties were added while 40 were terminated. The following chart summarizes the Rodeway system in the United States:

                            Rodeway Domestic System

                                                                             As of and for the
                                                    As of and for the       Seven Months Ended          As of and for the
                                                    Year Ended May 31,          December 31,          Year Ended December 31,
                                           ----------------------------------------------------------------------------------------
                                              1995       1996        1997          1997            1997         1998       1999
                                           ----------------------------------------------------------------------------------------
Number of properties, end of period.........     208       201        217            209             209          196        166
Number of rooms, end of period..............  13,067    12,547     13,509         12,997          12,997       12,447     10,613
Royalty Fees ($000s)........................ $ 2,302   $ 2,506    $ 2,631        $ 1,756         $ 2,671      $ 2,678    $ 2,552
Average occupancy percentage................   50.5%     52.7%      52.7%         54.7 %           51.4%        50.1%      50.7%
Average daily room rate (ADR)............... $ 38.93   $ 40.66    $ 41.15        $ 44.11         $ 43.15      $ 44.03    $ 45.57
RevPAR...................................... $ 19.64   $ 21.48    $ 21.68        $ 24.13         $ 22.20      $ 22.04    $ 23.09

MainStay Suites.   MainStay Suites, our newest hotel brand, is a midscale
extended-stay lodging product targeted to travelers who book hotel rooms for five nights or more. The first MainStay Suites hotel, which Sunburst owns and manages, opened in Plano, Texas, in November 1996. As of December 31, 1999, there were 29 open hotels with 2,681 rooms and an additional 21 properties with 1,701 rooms under development. During 1999, 10 MainStay Suites properties were added.

          The MainStaySM Suites brand is designed to fill the gap in the midscale category between existing upscale and economy extended-stay lodging products. Principal competitors brands include Candlewood Suites, Homestead Village, Sierra Suites and TownePlace Suites.

International Franchise Operations

     Our international franchise operations are primarily conducted through master franchise arrangements. These agreements provide the master franchisee the right to develop Choice branded hotels in a specific geographic region, usually for a fee. The agreements govern the relationship between the Company and the master franchisee, who share the royalties generated by the underlying franchised hotels. At December 31, 1999, we had 1,125 franchise hotels open in 34 countries outside the United States. The following table illustrates the growth of our international franchise system over the three fiscal years ended May 31, 1997 for the seven-month period ended December 31, 1997 and the three fiscal years ended December 31, 1999.

                   Combined International Franchise System(1)

                                                                             As of and for the
                                                    As of and for the       Seven Months Ended          As of and for the
                                                    Year Ended May 31,          December 31,          Year Ended December 31,
                                           ----------------------------------------------------------------------------------------
                                               1995      1996        1997          1997            1997         1998       1999
                                           ----------------------------------------------------------------------------------------
Number of properties, end of period.........     524       557        563            605             605          632      1,125
Number of rooms, end of period..............  44,877    46,843     47,603         50,639          50,639       53,095     80,134
Royalty fees  ($000s)....................... $ 1,998   $ 1,586    $ 1,672        $   958         $ 2,303      $ 4,902    $ 6,949

(1) Master franchise contracts do not currently require the reporting of operating statistics (e.g. average occupancy percentage and average daily room rate) of the underlying hotels, thus RevPAR is not calculated for foreign hotels.

Europe. The Company is the second-largest international franchised hotel chain in Europe, with 394 hotels open in thirteen countries at December 31, 1999.

          On May 31, 1996, the Company invested approximately $17.1 million in the capital stock of Friendly Hotels, PLC ("Friendly"). In exchange for the $17.1 million investment, the Company received 750,000 shares of common stock and 10 million newly issued immediately convertible preferred shares. In addition, the company granted to Friendly a Master Franchise Agreement for the United Kingdom and Ireland in exchange for 333,333 additional shares of common stock. The preferred shares carry a 5.75% dividend payable in cash or in stock, at the Company's option. The dividend accrues annually with the first dividend paid on the earlier of the third anniversary of completion or on a conversion date. As a condition to the investment, the Company has the right to appoint three directors to the board of Friendly. Given the Company's ability to exercise significant influence over the operations of Friendly, the equity method of accounting is applied.

          In January 1998, Friendly acquired European hotels owned by the Company for $26.2 million in convertible preferred shares and cash. In exchange for 10 hotels in France, two in Germany and one in the United Kingdom, the Company received $22.2 million in new unlisted 5.75% convertible preferred shares in Friendly at par, convertible for one new Friendly ordinary share for every 150p nominal of the preferred convertible shares.

          In 1998, the Company granted Friendly the master franchise rights for Choice's Comfort, Quality and Clarion brand hotels throughout Europe (with the exception of Scandinavia) for a 10 year period. In exchange, the Company will receive from Friendly $8.0 million, payable in eight equal annual installments. The master franchise payment is being recognized over the life of the agreement.

          The Company owned approximately 5.3%, 5.2% and 4.95% of Friendly's outstanding ordinary shares at December 31, 1999, 1998 and 1997, respectively. The fair market value of the ordinary shares at December 31, 1999 and 1998 was $2.0 million and $1.9 million, respectively.

          There is also a master franchise arrangement in Scandinavia that has 90 open properties as of December 31, 1999.


Canada. Choice Hotels Canada is Canada's largest lodging organization with 226 properties open at December 31, 1999. Choice Hotels Canada is a joint venture, owned 50% by the Company and 50% by W-westmont, a subsidiary of Westmont Hospitality, which was formed in 1993 when W-westmont converted substantially all of its controlled hotels to Choice's brands and Choice contributed its operations in Canada to form Choice Hotels Canada.

Other International Relationships. The Company has master franchise arrangements with developers in various countries, including Australia, New Zealand, India and Brazil. At December 31, 1999, 541 hotels were open and operating under these master franchise arrangements (exclusive of Europe and Canada), generating annual royalty fees to the Company of approximately $2.5 million.

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

Franchise Sales

          We have identified key market areas for hotel development based on supply/demand relationships and strategic objectives. Development opportunities are first offered; (i) to existing franchisees; and then to (ii) developers of hotels; (iii) owners of independent hotels and motels; (iv) owners of hotels affiliated with other franchisors' brands; and; (v) contractors who construct any of the foregoing. In considering hotels for conversion to one of the Choice brands, or sites for development of new hotels, We consider locations which are close to major highways, airports, tourist attractions and business centers that attract travelers.

          At December 31, 1999, we employed approximately 40 sales directors, each of whom is responsible for a particular region or geographic area. Sales directors contact potential franchisees directly and receive compensation based on sales generated. Franchise sales efforts emphasize the benefits of affiliating with one of the Choice brands, our commitment to improving RevPAR, our television, radio and print brand advertising campaigns, the Choice reservation system, our training and support systems, and our history of growth and profitability. Because the Choice brands cover a broad spectrum of the lodging marketplace, we are able to offer each prospective franchisee a brand that fits its needs, lessening the chances that the prospective franchisee would need to consider a competing franchise system.

          Because retention of existing franchisees is important to our growth strategy, we created a formal Impact Policy in 1992, which was revised in July 1999, which offers existing franchisees the right to object to a same-brand property within a 15 mile radius. The Impact Policy protects franchisees from the opening of a same-brand property within a specific distance, which can range from one to seven miles, depending upon the market in which the property is located. We believe that it is the only major franchise company to routinely offer such territorial protection to its franchisees.

          During fiscal 1999, Choice received 788 franchise applications, signed 473 franchise agreements and placed 301 new properties into operation in the United States under the Choice brands. Of those placed into operations, 184 were newly constructed hotels. By comparison, during the twelve month period ended December 31, 1998, we received 919 franchise applications, signed 619 franchise agreements and added 318 new properties into operation in the U.S. An application received may not always result in a signed franchise agreement during the year received or at all due to an applicant being unable to obtain financing or because the Company and the applicant are unable to agree on the financial terms of the franchise agreement.

          In 1999, we continued to place great focus on enforcing quality standards. Terminations for properties that failed to meet quality assurance standards and contractual obligations were 217 properties (including properties not yet open) in 1999 and 258 properties (including properties not yet open) in 1998.

Franchise Agreements

          Our standard franchise agreement grants a franchisee the right to non-exclusive use of our franchise system in the operation of a single hotel at a specified location, typically for a period of 20 years, with certain rights to each of the franchisor and franchisee to terminate the franchise agreement before the twentieth year. When the responsibility for development is sold to a master franchisee, that party has the responsibility to sell to local franchisees the Choice brands and the master franchisee generally must manage the delivery of necessary services (such as quality assurance, reservations and marketing) to support the franchised hotels in the master franchise area. The master franchisee collects the fees paid by the local franchisee and remits an agreed share to us. Master franchise agreements generally have a term of at least 10 years. We have only entered into master franchise agreements with respect to franchise hotels outside the United States.

          Either party to a franchise agreement, other than master franchise agreements, can terminate a franchise agreement prior to the conclusion of their term under certain circumstances, such as at certain anniversaries of the agreement or if a franchisee fails to bring properties into compliance with contractual quality standards within specified periods of time. Early termination options give us flexibility in eliminating or re-branding properties which become weak performers for reasons other than contractual failure by the franchisee. Master franchise agreements typically contain provisions permitting us to terminate the agreement for failure to meet a specified development schedule.

          Franchise fees vary among the different Choice brands, but generally are competitive with the industry average within their market group. Franchise fees usually have four components: an initial, one-time affiliation fee; a royalty fee; a marketing fee; and a reservation fee. Proceeds from the marketing fee and reservation fee are used exclusively to fund marketing programs and the Company's central reservation system, respectively. Most marketing fees support brand-specific marketing programs, although we occasionally contribute a portion of such fees to marketing programs designed to support all of the Choice brands. Royalty fees and affiliation fees are the principal sources of profits for us.

          The standard franchise agreements typically require our franchisees to pay the following fees:

                              Quoted Fees by Brand


                                    Initial Fee           On-Going Fees as a Percentage of Gross Room Revenues
                                     Per Room/     --------------------------------------------------------------------
                  Brand               Minimum        Royalty Fees          Marketing Fees         Reservation Fees
                  -----           --------------   ----------------     --------------------     ----------------------
Comfort Inn....................     $300/$50,000         5.25%                   2.1%                      1.75%
Comfort Suites.................     $300/$50,000         5.25%                   2.1%                      1.75%
Quality Inn....................     $300/$35,000         4.0%                    2.1%                      1.75%
Quality Suites.................     $300/$50,000         4.0%                    2.1%                      1.25%
Sleep Inn......................     $300/$40,000         4.5%                    2.1%                      1.75%
Clarion........................     $300/$40,000         3.75%                   1.0%                      1.25%
Econo Lodge....................     $250/$25,000         4.0%                    3.5%(1)                   --
MainStay Suites................     $300/$30,000         4.5%                    2.5%(1)                   --
Rodeway........................     $250/$25,000         3.5%                    1.25%                     1.25%

---------------------
(1)  Fee includes both Marketing and Reservation Fees.

          For a description of the franchising agreements between the Company and Sunburst, see "Relationship Between the Company and Sunburst--Franchise Agreements," on the Proxy Statement dated March 29, 2000, incorporated herein by reference.

          We have increased our average royalty rate since fiscal year 1993, primarily by raising the quoted royalty fee for Comfort Inn franchisees to 5.25% of annual gross room revenues ("GRR") from 4.0% of GRR in 1993, and by increasing the number of higher royalty fee contracts in the franchise system. For the twelve months ended December 31, 1999, our average royalty rate for all Choice domestic brand hotels was 3.7%. We believe that our average royalty rate will continue to increase as new franchisees are added and as older franchise agreements expire, terminate or are amended.

Franchise Operations

          Our operations are designed to improve RevPAR for our franchisees, as this is the measure of performance that most directly impacts franchisee profitability. We believe that by helping our franchisees to become more profitable we will enhance our ability to both retain our existing franchisees and attract new franchisees. The key aspects of our franchise operations are:

Central Reservation System. On average, approximately 30.0% of the room nights booked at franchisees' properties are reserved through the toll-free telephone reservation system which we operate. Our reservation system consists of a computer reservation system known as CHOICE 2001, five reservation centers in North America and several international reservation centers run by us or our master franchisees. Operators trained on the CHOICE 2001 system can match each caller with a Choice-branded hotel meeting the caller's needs. It provides an instant data link to our franchised properties as well as to the Amadeus, Galileo, SABRE and Worldspan airline reservation systems that facilitates the reservation process for travel agents. We also offers our rooms for sale on our own proprietary Internet site as well as those of other travel companies.

          To define more sharply the market and image for each of our brands, we began advertising separate toll-free reservation numbers for all of our brands in fiscal year 1995, although we allow our reservation agents to cross-sell the Choice brands. If a room in the Choice hotel brand requested by a customer is not available in the location or price range that the customer desires, the agent may offer the customer a room in another Choice-branded hotel that meets the customer's needs. Cross-selling enables Choice and its franchisees to capture additional business.

          On-line reports generated by the CHOICE 2001 system enable franchisees to analyze their reservation patterns over time. In addition, we provide a yield management product for our franchisees to allow them to improve the management of their mix of rates and occupancy based on current and forecasted demand on a property-by-property basis. We also market to our franchisees a property management product. Such products are designed to manage the financial and operations information of an individual hotel and improve its efficiency.

Property Management System; Technical Services Program. Our proprietary property and yield management system, Profit Manager by Choice Hotels, is designed to help franchisees maximize profitability and compete more effectively by managing their rooms inventory, rates and reservations. The Profit Manager system synchronizes each hotel's inventory with the CHOICE 2001 system, giving reservation sales agents last room sell capabilities at every hotel. Profit Manager includes a revenue management feature that calculates and suggests optimum rates and length of stays based on each hotel's past performance and projected occupancy.

          As of March 1, 2000, 1,812 hotels in the United States and Canada are using Profit Manager, with 925 of those hotels utilizing the revenue management function.

Brand Name Marketing and Advertising. Our marketing and advertising programs are designed to heighten consumer awareness of the Choice brands. Marketing and advertising efforts are focused primarily in the United States and include national television and radio advertising, print advertising in consumer and trade media and promotional events, including joint marketing promotions with vendors and corporate partners. In fiscal year 1996, we began using brand-specific marketing and largely discontinued the strategy of advertising our multiple brands under the Choice umbrella. As a result, each brand has established a unique identity and now employs a more focused approach to its target audiences.

          Numerous marketing programs are conducted which target specific groups, including senior citizens, motorist club members, families, government and military employees, and meeting planners. Other marketing efforts include domestic and international trade show programs, publication of group and tour rate directories, direct-mail programs, discounts to holders of preferred credit cards, centralized commissions for travel agents, fly-drive programs in conjunction with major airlines, and twice-yearly publication of a Travel and Vacation Directory.

          In 1998, we launched a program called Guest Privileges at four of our brands (Comfort, Clarion, Quality and Sleep) to attract/retain frequent travelers.

          Marketing and advertising programs are directed by our marketing department, which utilizes the services of independent advertising agencies. We also employ sales personnel at our Silver Spring, Maryland, headquarters and in our Phoenix, Arizona office. These sales personnel use telemarketing to target specific customer groups, such as potential corporate clients in areas where our franchised hotels are located, the motor coach market, and meeting planners. Most of these sales personnel sell reservations and services for all of the Choice brands.

          Our franchise service directors work with franchisees to maximize RevPAR. These directors advise franchisees on topics such as marketing their hotels, improving quality and maximizing the benefits offered by the Choice reservations system.

Quality Assurance Programs. Consistent quality standards are critical to the success of a hotel franchise. We have established quality standards for all of our franchised brands which cover housekeeping, maintenance, brand identification and level of services offered. We inspect properties for compliance with our quality standards when application is made for admission to the franchise system. The compliance of existing franchisees with quality standards is monitored through scheduled and unannounced Quality Assurance Reviews conducted at least once per year at each property. Properties which fail to maintain a minimum score are reinspected on a more frequent basis until deficiencies are cured, or until such properties are terminated.

          To encourage compliance with quality standards, various brand-specific incentives are offered to franchisees who maintain consistent quality standards. We identify franchisees whose properties operate below minimum quality standards and assist them in complying with brand specifications. Franchisees who fail to improve on identified quality matters may be subject to consequences ranging from written warnings to termination of the franchisee's franchise agreement. During the twelve months ended December 31, 1999, 83 domestic properties were terminated for failure to maintain minimum quality assurance scores.

Training. We maintain a training department which conducts mandatory training programs for all franchisees and their employees. Regularly scheduled regional and national training meetings are also conducted for both property-level staff and managers. Training programs teach franchisees how to take advantage of the Choice reservation system and marketing programs, and fundamental hotel operations such as housekeeping, maintenance, and inventory yield management.

          Training is conducted by a variety of methods, including group instruction seminars and video programs. We are developing an interactive computer-based training system that will train hotel employees at their own pace. Franchisees will be required to purchase hardware to operate the training system, and will use software developed by us.

Purchasing. The Company's product services department negotiates volume purchases of various products needed by franchisees to run their hotels, including furniture, fixtures, carpets and bathroom amenities. The department also helps to ensure consistency in such products across its exclusively new-construction brands, Sleep Inn and MainStaySM Suites brands. Sales to franchisees by the Company were approximately $3.9 million during the twelve months ended December 31, 1999. The group purchasing program utilizes our bulk purchases to obtain favorable pricing from third-party vendors for franchisees ordering similar products. We act as a clearinghouse between the franchisee and the vendor, and most orders are shipped directly to the franchisee. In the fourth quarter of 1998, the Company discontinued the group purchasing program as previously operated.

Design and Construction. We maintain a design and construction department to assist franchisees in refurbishing, renovating, or constructing their properties prior to or after joining the system. Department personnel assist franchisees in meeting our brand specifications by providing technical expertise and cost-savings suggestions.

Financial Assistance Programs. From time to time, we establish programs or help franchisees obtain financing through; (i) a wholly owned subsidiary; (ii) strategic partnerships with hotel lenders; and (iii) by referral to hotel lenders for hotel refinancing, acquisition, renovation and development.

          Some of the past programs include: (i) a Second Mortgage Financing program under which the Company offered second mortgage financing for the development and construction of Quality Inn, Quality Suites, Quality Inn and Suites, Main Stay Suites and Sleep Inns; (ii) an Econo Lodge exterior renovation program under which forgivable loans up to an amount of $17,500 per property were given to qualified Econo Lodge franchisees for standardized exterior renovation; and (iii) a "Construction to Permanent Financing" program under which Salomon Smith Barney together with Suburban Capital Markets Inc. offered $100 million in financing per year to qualified franchises and the Company guaranteed such loans with a maximum guarantee amount of $10 million. At December 31, 1999, loans outstanding under the above programs were $2.2 million, $4.2 million and $14.3 million, respectively, and the Company's guarantee covered $7.2 million in loans.




Competition

          Competition among franchise lodging chains is intense, both in attracting potential franchisees to the system and in generating reservations for franchisees.

          We believe that hotel operators choose lodging franchisors based primarily on the perceived value and quality of each franchisor's brand and services, and the extent to which affiliation with that franchisor may increase the franchisee's reservations and profits. We believe that hotel operators select a franchisor in part based on the franchisor's reputation among other franchisees, and the success of its existing franchisees.

          Choice is the second largest hotel franchisor in the world. The largest, Cendant Corporation (formerly HFS, Inc.), has over 6,100 franchised hotels. Bass Hotels & Resorts has 2,097, Promus/Hilton has 1,680, Marriott International, Inc. has 1,543, Accor has 1,127, Carlson Hospitality has 417, Starwood Hotels and Resorts has 354, and Hospitality International has 119.

          Our prospects for growth are largely dependent upon the ability of our franchisees to compete in the lodging market, since our franchise system revenues are based on franchisees' gross room revenues.

          The ability of a hotel to compete may be affected by a number of factors, including the location and quality of its property, the number and quality of competing properties nearby, its affiliation with a recognized name brand, and general regional and local economic conditions. The effect of local economic conditions on our results is substantially reduced by the geographic diversity of our franchised properties, which are located in all 50 states and in 34 other countries, as well as its range of products and room rates.

Service Marks and Other Intellectual Property

          The service marks Quality, Comfort, Clarion, Sleep, Econo Lodge, Rodeway, MainStay and related marks and logos are material to our business. We, directly and through our franchisees, actively uses these marks. All of the material marks are registered with the United States Patent and Trademark Office. In addition, we have registered certain of our marks with the appropriate governmental agencies in over 100 countries where we are doing business or anticipate doing business in the foreseeable future. We seek to protect our brands and marks throughout the world, although the strength of legal protection available varies from country to country.

Seasonality

          Our principal sources of revenues are franchise fees based on the gross room revenues of its franchised properties. We experience seasonal revenue patterns similar to those of the lodging industry in general. This seasonality can be expected to cause quarterly fluctuations in our revenues, profit margins and net income.


Regulation

          Our franchisees are responsible for compliance with all laws and government regulations applicable to the hotels they own or operate. The lodging industry is subject to numerous federal, state and local government regulations, including those relating to the preparation and sale of food and beverage (such as health and liquor license laws), building and zoning requirements and laws governing employee relations, including minimum wage requirements, overtime, working conditions and work permit requirements.

          The Federal Trade Commission (the "FTC"), various states and certain other foreign jurisdictions (including France, Province of Alberta, Canada, and Mexico) regulate the sale of franchises. The FTC requires franchisors to make extensive disclosure to prospective franchisees but does not require registration. A number of states in which our franchises operate require registration or disclosure in connection with franchise offers and sales. In addition, several states have "franchise relationship laws" or "business opportunity laws" that limit the ability of the franchisor to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. While our franchising operations have not been materially adversely affected by such regulation, we cannot predict the effect of future regulation or legislation.

Impact of Inflation and Other External Factors

          Our principal sources of revenues are franchise fees. Franchise fees can be impacted by external factors, including, in particular: the supply of hotel rooms within the lodging industry relative to the demand for rooms by travelers, and inflation.

          Although we believe industry-wide supply and demand for hotel rooms recently has been fairly balanced, any excess in supply that might develop in the future could unfavorably impact room revenues at our franchised hotels either by reducing the number of rooms reserved at such franchised properties or by restricting the rates hotel operators can charge for their rooms. In addition, an excess supply of hotel rooms may discourage potential franchisees from opening new hotels, reducing the franchise fees received by us. However, we benefit from an increasing supply of hotels as it serves to increase franchise fees.

          Although we believe that increases in the rate of inflation will generally result in comparable increases in hotel room rates, severe inflation could contribute to a slowing of the national economy. Such a slowdown could result in reduced travel by both business and leisure travelers, potentially resulting in less demand for hotel rooms, which could result in a temporary reduction in room rates and fewer room reservations, negatively impacting our revenues. A weak economy could also reduce demand for new hotels, negatively impacting the franchise fees received by us.

          Among the other unpredictable external factors which may affect our fee stream are wars, airline strikes, gasoline shortages and severe weather.


Employees

          We employ domestically approximately 2,100 people as of December 31, 1999. None of our employees are represented by unions or covered by collective bargaining agreements. We consider our relations with our employees to be satisfactory.

Item 2.    Properties

          Our principal executive offices are located at 10750 Columbia Pike, Silver Spring, Maryland 20901. Prior to May, 1998, the offices were leased from Sunburst; they are currently leased from a third party. We own our reservation system offices in Phoenix, AZ and Minot, ND. In 1998, one of our subsidiaries acquired a call center in Grand Junction, CO, which we had previously leased.
We also lease one additional reservation system office in Grand Junction, CO, pursuant to a lease that expires in 2000, and occupy additional space in Toronto, Canada, on a month-to-month basis. In addition, we lease 12 sales offices across the United States. Management believes that its executive, reservation systems and sales offices are sufficient to meet its present needs and does not anticipate any difficulty in securing additional or alternative space, as needed, on terms acceptable to the Company.

Item 3.    Legal Proceedings

          The Company is not a party to any litigation, other than routine litigation incidental to its business. None of such litigation, either individually or in the aggregate, is expected to be material to the business, financial condition or results of operations of the Company.

Item 4.    Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

EXECUTIVE OFFICERS OF CHOICE HOTELS INTERNATIONAL, INC.

     The name, age, title, present principal occupation, business address and other material occupations, positions, offices and employment of each of the executive officers of the Company are set forth below. The business address of each executive officer is 10750 Columbia Pike, Silver Spring, Maryland 20901, unless otherwise indicated.

      Name                                     Age             Position
      ----                                     ---             --------

Stewart Bainum, Jr........................      53        Chairman of the Board of  Directors
Charles A. Ledsinger, Jr..................      50        Chief Executive Officer and President
Steven T. Schultz.........................      53        Executive Vice President, Franchise Operations
Thomas Mirgon.............................      43        Senior Vice President, Administration
Bruno Geny................................      40        Senior Vice President, International
Michael J. DeSantis.......................      41        Senior Vice President, General Counsel and Secretary
Joseph M. Squeri..........................      34        Senior Vice President, Chief Financial Officer and Treasurer

Background of Executive Officers:

     Stewart Bainum, Jr., Chairman of the Board of the Company from March 1987 to November 1996 and since October 1997; Director of the Company since 1977; Chairman of the Board of Sunburst since November 1996; Chairman of the Board of Manor Care, Inc. since September, 1998; Chairman of the Board and Chief Executive Officer of Manor Care, Inc. from March 1987 to September, 1998; Chief Executive Officer of Manor Care, Inc. and its subsidiary ManorCare Health Services, Inc. ("MCHS") from March 1987 to September, 1998 and President from June 1989 to September, 1998; Vice Chairman of the Board of Vitalink Pharmacy Services, Inc. ("Vitalink") from December 1994 to September, 1998; Vice Chairman of the Board of Manor Care and subsidiaries from June 1982 to March 1987; Director of Manor Care from August 1981 to September 1998, of Vitalink from September 1991 to September, 1998, of MCHS from 1976 to September 1998; Chairman of the Board and Chief Executive Officer of

Vitalink from September 1991 to February 1995 and President and Chief Executive Officer from March 1987 to September 1991.

     Charles A. Ledsinger, Jr., President, Chief Executive Officer and Director of the Company since August, 1998; President and Chief Operating Officer of St. Joe Company from February 1998 to August 1998, Senior Vice President and Chief Financial Officer of St. Joe Company from May 1997 to February 1998; Senior Vice President and Chief Financial Officer of Harrah's Entertainment, Inc. from June 1995 to May 1997; Senior Vice President and Chief Financial Officer of Promus Companies Incorporated from August 1990 to June 1995. Director: FelCor Lodging Trust, Inc., Friendly's Ice Cream Corporation and TBC.

          Steven T. Schultz. Executive Vice President, Franchise Operations of the Company since May 1999; Executive Vice President and Chief Development Officer of La Quinta Inns, Inc. from 1997 to April 1999; Senior Vice President-Development of La Quinta Inns, Inc. from 1992 to 1997.

          Bruno Geny, Senior Vice President, International of the Company since November 1997; Executive Director, Mergers & Acquisitions of Union Bank Switzerland from July 1997 to November 1997; Executive Director, Mergers & Acquisitions of SBC Walberg from March 1992 to June 1997.

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

     Michael J. DeSantis. Senior Vice President, General Counsel and Secretary of the Company since June 1997 and of Former Choice from June 1997 to October 1997; Senior Attorney for Former Choice from November 1996 to June 1997; Senior Attorney for Manor Care from January 1996 to October 1996; Vice President, Associate General Counsel and Assistant Secretary for Caterair International Corporation from April 1994 to December 1995; Assistant General Counsel of Caterair International from May 1990 to March 1994. Director: Friendly Hotels, plc.

     Joseph M. Squeri. Senior Vice President and Chief Financial Officer of the Company since June 1999; Treasurer of the Company since April 1998; Vice President, Finance and Controller of the Company from March 1997 to June 1999 and of Former Choice from March 1997 to October 1997; Director of Investment Funds, The Carlyle Group, from November 1994 to February 1997; various positions with Arthur Andersen LLP from July 1987 to November 1994, most recently as Manager.

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


     QUARTERLY MARKET PRICE RANGE OF COMMON STOCK
     (Unaudited)

Quarters Ended                 Market Price Per Share
------------------------------------------------------------
                              High                 Low
------------------------------------------------------------

FISCAL 1999
   March                    $14 3/8              $12 5/6
   June                      19 3/4               13 3/16
   September                 17 1/2               15 1/8
   December                  17 3/16              13 11/16

FISCAL 1998
  March                     $18 1/2              $14 5/16
  June                       18 7/16              12
  September                  14 7/16              11 5/8
  December                   13 5/16               9 5/8

FISCAL 1997(1)
  October 16 --
  November 30               $18                  $17

CALENDER 1997(1)
  October 16 -
  December 31               $18                  $15 7/8

-----------------
(1) On September 16, 1997, the Company changed its fiscal year end from May 31 to December 31. The Spinoff occurred on October 15, 1997, no trading occurred prior to that date.

  The Company paid no dividends during the twelve month period ended December 31, 1999. The Company does not anticipate the payment of any cash dividends on its common stock in the foreseeable future. Payment of dividends on Company common stock will also be subject to limitations as may be imposed by the Company's credit facilities from time to time. The declaration of dividends will be subject to the discretion of the Board of Directors.

As of March 10, 2000, there were 4,037 record holders of Company common stock.

Item 6.  Selected Financial Data.

        The required information is included on page 1 of the 1999 Annual Report and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

        The required information is included on pages 26-33 of the 1999 Annual Report and is incorporated herein by reference.

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

At December 31, 1999 and 1998, the Company had $307.4 million and $279.2 million of debt outstanding at effective interest rates of 6.6% and 6.4%, respectively, after the impact of interest rate swaps is taken into account. A hypothetical change of 10% in the Company's effective interest rate from year-end 1999 levels would increase or decrease interest expense by $1.3 million. The Company will refinance the $150 million variable rate term loan as it amortizes throughout the expected maturity dates. Upon expiration of the Credit Facility in 2002, the Company expects to refinance its obligations. For more information related to the Company's use of interest rate instruments, see Long-Term Debt and Notes Payable, Interest Rate Hedges and Fair Value of Financial Instruments in the Notes to the Consolidated Financial Statements.

The Company is also exposed to fluctuations in foreign currency relating to its preferred stock investment in Friendly Hotels, PLC which is denominated in British Pounds. The Company does not have any derivative financial instruments related to its foreign investments.

Item 8.    Financial Statements and Supplementary Data.

          The required information is included on page(s) 35-52 of the 1999 Annual Report and is incorporated herein by reference. See Item 14 for the Index to Financial Statements and Schedules.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

        The required information on directors is included on pages 5-7 of the Proxy Statement dated March 29, 2000 and is incorporated herein by reference. The required information on executive officers is set forth in Part I of this Form 10-K under an unnumbered item captioned "Executive Officers of Choice Hotels International, Inc."

Item 11.  Executive Compensation.

         The required information is included on pages 11-14 of the Proxy Statement dated March 30, 2000 and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The required information is included on pages 9-10 of the Proxy Statement dated March 29, 2000 and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

         The required information is included on pages 20-25 of the Proxy Statement dated March 29, 2000 and is incorporated herein by reference.


                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a)   List of Documents Filed as Part of this Report

          1.   Financial Statements

          The following information is included on the corresponding pages of the 1999 Annual Report:


          Consolidated Statements of Income........................  p. 35
          Consolidated Balance Sheets..............................  p. 36
          Consolidated Statements ofShareholders' Equity
           and Comprehensive Income................................  p. 38
          Consolidated Statements of Cash Flows....................  p. 37
          Report of Independent Public Accountants.................  p. 34
          Notes to Consolidated Financial Statements............... pp. 39-52

          2.   Financial Statement Schedules

          The following reports are filed herewith.

          Report of Independent Public Accountants on Schedule.....
          Consent of Independent Public Accountants................
          Schedule II:  Valuation and Qualifying Accounts..........

          All other schedules are not applicable.

          3.   Exhibits

Exhibit
Number                                Description
-------                                -----------
3.01(a)             Restated Certificate of Incorporation of Choice Hotels Franchising, Inc.
3.02(a)             Amended and Restated Bylaws of Choice Hotels International, Inc.
4.01(c)             Credit Agreement dated October 15, 1997 among Choice Hotels International, Inc., Chase
                    Manhattan Bank, as Agent and certain Lenders
4.02(c)             First Amendment to Credit Agreement dated February 13, 1998 among Choice Hotels
                    International, Inc., Chase Manhattan Bank, as Agent, and certain Lenders.
4.03(j)             Second Amendment to Credit Agreement, dated as of March 30, 1998 among Choice Hotels
                    International, Inc., Chase Manhattan Bank, as agent, and certain Lenders.
4.04 (j)            Third Amendment to Credit Agreement, dated as of April 9, 1998 among Choice Hotels
                    International, Inc., Chase Manhattan Bank, as agent, and certain Lenders.
4.05(j)             Fourth Amendment to Credit Agreement, dated as of December 16, 1998, among Choice Hotels
                    International, Inc., Chase Manhattan Bank, as agent, and certain Lenders.
4.06(k)             Fifth Amendment to Credit Agreement dated March 19, 1999 among Choice Hotels International,
                    Inc., Chase Manhattan Bank as agent, and certain lenders.
4.07(h)             Registration Agreement dated April 28, 1998 between Choice Hotels International, Inc. and
                    Salomon Brothers, Inc., Bear Stearns & Co. Inc. and Lehman Brothers Inc.
4.08(h)             Indenture dated as of May 4, 1998, by and among the Company, Quality Hotels Europe, Inc., QH
                    Europe Partnership and Marine Midland Bank, as Trustee, with respect to the 7.125% Senior
                    Notes due 2008 of the Company.
4.09(h)             Specimen certificate of 7.125% Senior Note due 2008 (Original Note) (Attached as an exhibit to the Indenture set forth as Exhibit 4.08)
4.10(h)             Specimen certificate of 7.125% Senior Note due 2008 (Exchange Note) (Attached as an exhibit to the Indenture set forth as Exhibit 4.08)
4.11(b)             Guarantee Agreement dated October 15, 1997 between Quality Hotels Europe, Inc. and The Chase
                    Manhattan Bank.
4.12(b)             Supplement No. 1 to the guarantee Agreement dated April 28, 1998 among Choice Hotels
                    International, Inc., Quality Hotels Europe, Inc., QH Europe Partnership and The Chase
                    Manhattan Bank.
4.13(b)             Indemnity, Subrogation and Contribution Agreement, dated April 28, 1998 among Choice Hotels
                    International, Inc., Quality Hotels Europe, Inc., QH Europe Partnership and The Chase
                    Manhattan Bank.
4.14(g)             Rights Agreement, dated as of February 19, 1998, between Choice Hotels International, Inc.
                    and ChaseMellon Shareholder Services, L.L.C., as Rights Agent.
10.01(l)            Amended and Restated Employment Agreement between Choice Hotels International, Inc. and
                    Charles A. Ledsinger, Jr. dated April 13, 1999.
10.02(d)            Distribution Agreement dated as of October 15, 1997 by and between Choice Hotels
                    International, Inc. (renamed Sunburst Hospitality Corporation) and Choice Hotels
                    Franchising, Inc. (renamed Choice Hotels International, Inc.)

10.03(d)            Employee Benefits Administration Agreement dated as of October 15, 1997 by and between
                    Choice Hotels International, Inc. (renamed Sunburst Hospitality Corporation) and Choice
                    Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)
10.04(d)            Tax Administration Agreement dated as of October 15, 1997 by and between Choice Hotels
                    International, Inc. (renamed Sunburst Hospitality Corporation) and Choice Hotels
                    Franchising, Inc. (renamed Choice Hotels International, Inc.
10.05(d)            Tax Sharing Agreement dated as of October 15, 1997 by and between Choice Hotels
                    International, Inc. (renamed Sunburst Hospitality Corporation) and Choice Hotels
                    Franchising, Inc. (renamed Choice Hotels International, Inc.)
10.09(d)            Employee Benefits Allocation Agreement dated as of October 15, 1997 by and between Choice
                    Hotels International, Inc. (renamed Sunburst Hospitality Corporation) and Choice Hotels
                    Franchising, Inc. (renamed Choice Hotels International, Inc.)
10.10(d)            Strategic Alliance Agreement dated as of October 15, 1997 by and between Choice Hotels
                    International, Inc. (renamed Sunburst Hospitality Corporation) and Choice Hotels
                    Franchising, Inc. (renamed Choice Hotels International, Inc.)
10.11(d)            Omnibus Amendment and Guaranty dated as of October 15, 1997 by and among Choice Hotels
                    International, Inc. (renamed Sunburst Hospitality Corporation), Choice Hotels Franchising,
                    Inc. (renamed Choice Hotels International, Inc.) and Manor Care, Inc.
10.12(d)            Amended and Restated Employment Agreement dated as of October 15, 1997 by and between Choice
                    Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.) and Stewart Bainum, Jr.
10.13(l)            Amended and Restated Employment Agreement dated April 13, 1999 by and between Choice Hotels
                    International, Inc. and Thomas  Mirgon
10.14(j)            Omnibus Amendment Agreement dated December 28, 1998 between Choice Hotels International,
                    Inc. and Sunburst Hospitality Corporation.
10.15 *             Second Omnibus Amendment Agreement dated February 29, 2000 between Choice Hotels
                    International, Inc. and Sunburst Hospitality Corporation.
10.16(f)            Choice Hotels International, Inc. Non-Employee Director Stock Option and Deferred
                    Compensation Stock Purchase Plan.
10.17(f)            Choice Hotels International, Inc. 1997 Non-Employee Director Stock Compensation Plan.
10.18(f)            Choice Hotels International, Inc. 1997 Long-Term Incentive Plan.
10.20(l)            Second Amended and Restated Employment Agreement dated April 13, 1999 between Choice Hotels
                    International, Inc. and Michael J. DeSantis.
10.22(j)            Commercial Lease dated May 29, 1998 among Columbia Pike I, LLC and Colesville Road, LLC
                    (each an assignee of Manor Care, Inc.) and Choice Hotels International, Inc.
10.23(l)            Employment Agreement dated May 13, 1999 between Choice Hotels International, Inc. and Steven
                    T. Schultz.
10.24(l)            Employment Agreement dated June 3, 1999 between Choice Hotels International, Inc. and Joseph
                    M. Squeri.
13.01  *            Annual Report to Shareholders
21.01  *            Subsidiaries of Choice Hotels International, Inc.
23.01  *            Consent of Arthur Andersen LLP
27.01  *            Financial Data Schedule

------------------
*    Filed herewith

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

(c) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Transitional Report on Form 10-K dated June 1, 1997, to December 31, 1997, filed on March 31, 1998.

(d) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K dated October 15, 1997, filed on October 29, 1997.

(e) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K dated October 15, 1997, filed on December 16, 1997.

(f) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Registration Statement filed on Form S-8, filed on December 2, 1997 (Reg. No. 333-41357).

(g) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K dated February 19, 1998, filed on March 11, 1998.

(h) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Quarterly Report on Form 10-Q filed for the quarterly period ended March 31, 1998, filed on May 15, 1998.

(i) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1998, filed on August 11, 1998.

(j) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 30, 1999.

(k) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed on May 4, 1999.

(l) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed on August 16, 1999.

(b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1999.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                CHOICE HOTELS INTERNATIONAL, INC.


                                By:    /s/ Charles A. Ledsinger, Jr.
                                    ---------------------------------------
                                    Charles A. Ledsinger, Jr.
                                    President and Chief Executive Officer

Dated:  March 30, 2000

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

       Signature                                     Title                                 Date
       ---------                                     -----                                 ----
  /s/ Stewart Bainum, Jr.                       Chairman, Director                   March 30, 2000
------------------------------------
      Stewart Bainum, Jr.

  /s/ Charles P. Ledsinger, Jr.             President, Chief Executive               March 30, 2000
------------------------------------           Officer &  Director
      Charles P. Ledsinger, Jr.

  /s/ Barbara Bainum                               Director                          March 30, 2000
------------------------------------
      Barbara Bainum

  /s/ James H. Rempe                               Director                          March 30, 2000
------------------------------------
      James H. Rempe

  /s/ Larry R. Levitan                             Director                          March 30, 2000
------------------------------------
      Larry R. Levitan

  /s/ William L. Jews                              Director                          March 30, 2000
------------------------------------
      William L. Jews

  /s/ Gerald W. Petitt                             Director                          March 30, 2000
------------------------------------
      Gerald W. Petitt

  /s/ Raymond E. Schultz                           Director                          March 30, 2000
------------------------------------
      Raymond E. Schultz

  /s/ Jerry E. Robertson                           Director                          March 30, 2000
------------------------------------
      Jerry E. Robertson

  /s/ Joseph M. Squeri                         Senior Vice President and             March 30, 2000
------------------------------------            Chief Financial Officer
      Joseph M. Squeri

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Choice Hotels International, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Choice Hotels International, Inc.'s ("the Company") annual report to shareholders incorporated by reference in this Form 10-K, and have issued our opinion thereon dated January 28, 2000. Our audit was made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule listed in the index under Item 14(a)2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                            Arthur Andersen LLP


Vienna, Virginia
January 28, 2000

               CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                           (In thousands of dollars)

                                             Balance at     Charges to                  Balance at
                                             Beginning of    Profit                         End
        Description                            Period       and Loss      Write-offs     Of Period
        -----------                            ------       --------      ----------     ----------
Year ended December 31, 1999
    Allowance for doubtful accounts            $8,082         $  588        $(2,467)       $6,203
                                               ======         ======        =======        ======
Year ended December 31, 1998
    Allowance for doubtful accounts            $7,608         $1,473        $  (999)       $8,082
                                               ======         ======        =======        ======
Seven months ended December 31, 1997
   Allowance for doubtful accounts             $6,159         $2,274        $  (825)       $7,608
                                               ======         ======        =======        ======
Year ended May 31, 1997
   Allowance for doubtful accounts             $4,515         $2,238        $  (594)       $6,159
                                               ======         ======        =======        ======