Form 10-Q
period 2000-03-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2000-05-15
CIK 1046311

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


FOR THE QUARTER ENDED MARCH 31, 2000              COMMISSION FILE NO. 1-11915


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
                        Yes  X      No
                           -----      -----


                                                       SHARES OUTSTANDING
      CLASS                                             AT MARCH 31, 2000
-----------------------                              ------------------------
Common Stock, $0.01
par value per share                                        53,362,840
                                                           ----------


==============================================================================

                       CHOICE HOTELS INTERNATIONAL, INC.

                                     INDEX
                                     -----


                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION:

   Condensed Consolidated Balance Sheets -

       March 31, 2000 (Unaudited) and December 31, 1999                     3

    Consolidated Statements of Income -

       Three months ended March 31, 2000 and March 31, 1999 (Unaudited)
                                                                            5
    Consolidated Statements of Cash Flows -

       Three months ended March 31, 2000 and March 31, 1999 (Unaudited)     6

    Notes to Consolidated Financial Statements (Unaudited)                  7

    Management's Discussion and Analysis of

       Operations and Financial Condition                                   8

    Quantitative and Qualitative Analysis of Market Risk                   10

PART II.  OTHER INFORMATION AND SIGNATURE                                  11


                         PART I.  FINANCIAL INFORMATION

                       CHOICE HOTELS INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                   March 31, 2000     December 31, 1999
                                                                   ---------------    -----------------
                                                                     (Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents                                              $  9,226            $ 11,850

Receivables (net of allowance for doubtful
 accounts of $8,124 and $6,203, respectively)                            25,465              30,035

Income taxes receivable and other                                         1,707                  37
                                                                       --------            --------

  Total current assets                                                   36,398              41,922

PROPERTY AND EQUIPMENT, AT COST, NET OF
 ACCUMULATED DEPRECIATION                                                58,166              58,255

GOODWILL, NET OF ACCUMULATED AMORTIZATION                                64,195              64,706

FRANCHISE RIGHTS, NET OF ACCUMULATED AMORTIZATION                        42,130              43,101

INVESTMENT IN FRIENDLY HOTELS, PLC                                       39,181              41,195

ADVANCES TO MARKETING AND RESERVATION FUNDS                              52,739              32,807

OTHER ASSETS                                                             39,172              40,819

NOTE RECEIVABLE FROM SUNBURST HOSPITALITY CORP.                         145,636             141,853
                                                                       --------            --------

  Total assets                                                         $477,617            $464,658
                                                                       ========            ========




The accompanying notes are an integral part of these condensed consolidated balance sheets.

                       CHOICE HOTELS INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                            March 31, 2000     December 31, 1999
                                                            --------------     -----------------
                                                              (Unaudited)

LIABILITIES & EQUITY

CURRENT LIABILITIES

 Current portion of long-term debt                                 $38,346          $44,646
 Accounts payable                                                   21,194           21,362
 Accrued expenses                                                   18,252           22,283
 Income taxes payable                                                    -            1,367
                                                                 ---------        ---------

  Total current liabilities                                         77,792           89,658
                                                                 ---------        ---------

LONG TERM DEBT                                                     281,771          262,710
                                                                 ---------        ---------

DEFERRED INCOME TAXES ($36,387 and $30,648,
  respectively) AND OTHER LIABILITIES                               52,213           46,674
                                                                 ---------        ---------

  Total liabilities                                                411,776          399,042
                                                                 ---------        ---------

SHAREHOLDERS' EQUITY

  Common stock, $.01 par value                                         615              614
  Additional paid-in-capital                                        53,763           52,386
  Accumulated other comprehensive income                               780            1,205
  Deferred compensation                                             (1,718)          (1,937)
  Treasury stock                                                  (118,125)        (108,370)
  Retained earnings                                                130,526          121,718
                                                                 ---------        ---------

  Total shareholders' equity                                        65,841           65,616
                                                                 ---------        ---------

  Total liabilities & shareholders' equity                        $477,617         $464,658
                                                                 =========        =========




  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                       CHOICE HOTELS INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                               Three Months Ended
                                                                       March 31, 2000       March 31, 1999
                                                                       --------------       ---------------
                                                                                   (Unaudited)

REVENUES

Royalty fees                                                               $24,885              $23,798
Initial franchise and relicensing fees                                       3,348                2,849
Partner service revenue                                                      2,298                1,716
Other                                                                        1,114                  581
                                                                           -------              -------

   Total revenues                                                           31,645               28,944
                                                                           -------              -------

OPERATING EXPENSES

Selling, general and administrative                                         12,228               10,979
Depreciation and amortization                                                2,683                1,762
                                                                           -------              -------

   Total operating expenses                                                 14,911               12,741
                                                                           -------              -------

OPERATING INCOME                                                            16,734               16,203

OTHER

Interest and dividend income                                                (4,900)              (4,703)
Interest expense and other                                                   5,470                4,799
Equity loss - Friendly Hotels, PLC                                           1,725                   95
Gain on sale of stock                                                            -               (1,260)
                                                                           -------              -------

   Total other                                                               2,295               (1,069)
                                                                           -------              -------

INCOME BEFORE INCOME TAXES                                                  14,439               17,272

INCOME TAXES                                                                 5,631                6,995
                                                                           -------              -------

NET INCOME                                                                 $ 8,808              $10,277
                                                                           =======              =======

WEIGHTED AVERAGE SHARES OUTSTANDING                                         53,390               55,886
                                                                           -------              -------

DILUTED SHARES OUTSTANDING                                                  54,262               56,508
                                                                           -------              -------

BASIC EARNINGS PER SHARE                                                     $0.16                $0.18
                                                                           =======              =======

DILUTED EARNINGS PER SHARE                                                   $0.16                $0.18
                                                                           =======              =======




The accompanying notes are an integral part of these consolidated statements of income.

                       CHOICE HOTELS INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)



                                                                                         Three Months Ended
                                                                                  March 31,2000     March 31, 1999
                                                                                 --------------     ---------------
                                                                                            (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                            $8,808            $10,277

Reconciliation of net income to net cash
 by operating activities:
  Depreciation and amortization                                                        5,460              3,530
  Provision for doubtful accounts                                                        372                408
  Increase in deferred income taxes                                                    5,711              2,222
  Non cash interest and dividend income                                               (3,783)            (4,060)
  Equity loss - Friendly Hotels, PLC                                                   1,725                 95

Changes in assets and liabilities:
  Change in receivables                                                                4,300              1,490
  Change in income taxes receivable and other                                         (2,781)             4,719
  Change in accounts payable and accrued expenses                                     (4,199)            (5,533)
                                                                                    --------           --------

 NET CASH PROVIDED BY OPERATING ACTIVITIES                                            15,613             13,148
                                                                                    --------           --------

CASH FLOW FROM INVESTING ACTIVITIES:

Investment in property and equipment                                                  (3,309)            (6,281)
Advances to marketing and reservation funds, net                                     (19,931)            (4,046)
Other items, net                                                                       1,095             (2,530)
                                                                                    --------           --------

 NET CASH UTILIZED BY INVESTING ACTIVITIES                                           (22,145)           (12,857)
                                                                                    --------           --------

CASH FLOW FROM FINANCING ACTIVITIES:

Proceeds from long term borrowings                                                    34,700             36,930
Principal payments of long term borrowings                                           (22,036)           (13,137)
Proceeds from exercise of stock options                                                  998                788
Purchase of treasury stock                                                            (9,755)           (22,297)
Proceeds from issuance of common stock                                                     1                269
                                                                                    --------           --------

 NET CASH PROVIDED BY FINANCING ACTIVITIES                                             3,908              2,553
                                                                                    --------           --------

Net change in cash and cash equivalents                                               (2,624)             2,844
Cash and cash equivalents, beginning of period                                        11,850              1,692
                                                                                    --------           --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $9,226             $4,536
                                                                                    ========           ========







The accompanying notes are an integral part of these consolidated statements of cash flows.

                       CHOICE HOTELS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. The accompanying consolidated financial statements of Choice Hotels International, Inc. (the "Company") and subsidiaries have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1999 and notes thereto included in the Company's Form 10-K, dated March 30, 2000. In the opinion of management, all adjustments (which include any normal recurring adjustments) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations. All intercompany transactions and balances between Choice Hotels International, Inc. and its subsidiaries have been eliminated. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

2. Comprehensive Income - During the three months ended March 31, 2000, the Company's comprehensive income (consisting of net income plus/minus foreign currency translation adjustments and unrealized gains/losses on available for sale securities) was lower than net income by approximately $425,000.

3. Marketing and Reservation Funds - The Company presents marketing and reservation fees such that the fees collected and associated expenses are reported net. The total marketing and reservation fees received by the Company were $30.2 million and $28.0 million for the three months ended March 31, 2000 and 1999. Depreciation and amortization expense incurred by the marketing and reservation funds was $2.8 million and $1.8 million for the three months ended March 31, 2000 and 1999. Interest expense incurred by the reservation fund was $1.1 million and $0.6 million for the three months ended March 31, 2000 and 1999.

Reservation fees and marketing fees not expended in the current year are carried over to the next fiscal year and expended in accordance with the franchise agreements. Shortfall amounts are similarly recovered in subsequent years. Excess or shortfall amounts from the operation of these programs are recorded as a payable or receivable from the particular fund. The Company advances capital as necessary to the marketing and reservation funds to support the development and ongoing operations of the franchise system. As of March 31, 2000, the Company's balance sheet includes a receivable of $52.7 million related to advances made to the marketing ($24.5 million) and reservation ($28.2 million) funds. As of December 31, 1999, the Company's balance sheet includes a receivable of $32.8 million related to advances made to the marketing ($12.5 million) and reservation ($20.3 million) funds.

The $12 million increase in the marketing advance for the quarter ended March 31, 2000 was due to planned accelerated media spending early in the calendar year. The Company projects the marketing advance to decline over the remainder of the year to approximately $17.5 million from the current $24.5 million amount. The reservation advance is forecasted to increase approximately $20 million for the remaining nine months to $48 million. This increase is associated with the continued roll-out of property management and yield systems to franchisees. The Company has the ability under existing franchise agreements and expects to recover these advances through future marketing, reservation and technology fees.

4. Income Taxes - The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The 2000 first quarter rate of 39% differs from the statutory rate primarily because of state income taxes.

5. Earnings Per Share - Basic earnings per share (EPS) amounts are computed by dividing earnings applicable to common shareholders by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding.

6. Reportable Segment Information - The Company has a single reportable segment encompassing its franchising business. Franchising revenues are comprised of royalty fees, initial franchise and relicensing fees, and partner services revenue and other.

Marketing and reservation fees and expenses are excluded from reportable segment information as such fees and associated expenses are reported net.

The following table presents the financial information for the Company's franchising segment.



                                                           Three Months Ended March 31, 2000

(In thousands)                             Franchising           Corporate & Other             Consolidated
                                     ----------------------------------------------------------------------------
Revenues                                     $31,645                  $    -                       $31,645
Operating income (loss)                       25,521                  (8,787)                       16,734


                                                           Three Months Ended March 31, 1999

                                           Franchising           Corporate & Other             Consolidated
                                     ----------------------------------------------------------------------------
Revenues                                     $28,944                  $    -                       $28,944
Operating income (loss)                       21,936                  (5,733)                       16,203


7. Put/Call Agreement - In March 2000, the Company and Sunburst Hospitality Corporation ("Sunburst")entered into a "put/call" agreement related to three MainStay properties for a period ending June 30, 2000. During this period, the Company can "call" any or all specified properties for purchase at Sunburst's original cost (approximately $16 million in the aggregate) and at the end of this period Sunburst may "put" any or all specified properties at such cost. If the put/call agreement is exercised, the Company would recognize a loss of approximately $5 million on the transaction based on the estimated current fair market value for the three MainStay properties.

8. Subsequent Event - In February 2000, the Company established Stay Connect, Inc. ("Stay Connect") which was initially a wholly-owned subsidiary. Stay Connect was formed to provide in-room internet solutions to the hospitality industry and related markets. In April 2000, Stay Connect issued Series A Convertible Preferred Stock to a third party, providing the third party an effective 20% ownership interest in Stay Connect in exchange for $5 million.

Stay Connect is an early stage company with limited operating history. Stay Connect expects to incur losses in its first year of operations and will require significant capital to fund its future development and operations. Because the Company maintains a majority interest, it will consolidate the operating results, cash flows and balance sheet activity of Stay Connect in its financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------

The Company reported net income of $8.8 million, or $0.16 per diluted share, for the quarter ended March 31, 2000, compared to net income for the same period of 1999 of $10.3 million, or $0.18 per diluted share. The decrease in net income for the period is attributable to an equity loss of $1.7 million related to the Company's 5.3% interest in the common shares of Friendly Hotels, PLC ("Friendly"). The 1999 net income included a $1.3 million gain on the sale of stock.

Franchise Revenues
------------------

The Company's net franchise revenues were $31.6 million for the three months ended March 31, 2000 and $28.9 million for the three months ended March 31,
1999.  Royalties increased $1.1   million to $24.9 million in 2000 from $23.8
million in 1999, an increase of 4.6%. The increase in royalties is attributable to a net increase of 90 franchised hotels during the twelve month period between March 31, 1999 and March 31, 2000 (representing an additional 6,725 rooms) and an increase in the effective royalty rate of the domestic hotel system to 3.75% from 3.61%. Initial and relicensing fee revenue generated from domestic franchise contracts signed increased to $3.3 million from $2.8 million in 1999 as a result of 156 franchise agreements signed in 2000, as compared to 130 for the first quarter of 1999.

Revenues generated from partner service relationships increased to $2.3 million in 2000 from $1.7 million in 1999.

The total number of domestic hotels online increased to 3,143 from 3,053, an increase of 2.9% for the period ending March 31, 2000. This represents an increase in the number of rooms open of 2.7% from 253,106 as of March 31, 1999 to 259,831 as of March 31, 2000. As of March 31, 2000, the Company had 552 hotels under development in its domestic hotel system representing 42,993 rooms. The total number of international hotels online increased to 1,110 from 1,003, an increase of 10.7% as of March 31, 2000. International rooms open increased 10.7% from 72,220 as of March 31, 1999 to 79,913 as of March 31, 2000. The total number of international hotels and rooms under development was 176 and 17,493, respectively, as of March 31, 2000. International net franchise revenues represented $1.4 million and $2.0 million of the Company's total net franchise revenues for the quarters ended March 31, 2000 and 1999, respectively.

Franchise Expenses
------------------

The cost to operate the franchising business is reflected in selling, general and administrative expenses. Selling, general and administrative expenses increased 11.4% between years, partially related to increased variable expenses associated with new and relicensed franchise agreements. As a percentage of total net franchising revenues, total selling, general and administrative expenses remained constant for the first quarter of 2000 as compared to 1999.

Other
------

For the three months ended March 31, 2000 and March 31, 1999, the Company recognized approximately $3.8 million and $3.4 million, respectively, of interest income from its subordinated term note to Sunburst.

The Company holds a common and preferred equity investment of approximately $39 million in Friendly. Friendly recently announced a loss of approximately $27 million, which was generated as a result of significant one-time, nonrecurring asset provisions, and also stated a negative balance on its accumulated distributable reserves. The Company accounts for its common equity in Friendly under the equity method of accounting. As a result, the Company recognized an equity loss of $1.7 million in its financial statements for the period ended March 31, 2000, representing the Company's 5.3% interest in Friendly's common shares.

Under English law, Friendly cannot pay preferred or ordinary share dividends as long as the negative distributable reserve balance exists. Accordingly, Choice ceased to accrue dividends effective January 1, 2000 for the Friendly preferred shares until such time as Friendly is permitted under English law to declare and pay dividends. Until such dividends are paid, Choice has the right under the Friendly articles of association to vote at Friendly shareholder meetings as if it had exercised its conversion rights into ordinary shares, giving the Company 44% fully diluted voting rights in the shares.

Given Friendly's current financial condition, the Company's increased voting rights and the strategic importance of franchising in Europe, the Company is in the process of reviewing its strategic options with respect to its investment in Friendly.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided by operating activities was $15.6 million for the three months ended March 31, 2000, an increase of approximately $2.5 million from $13.1 million for 1999. The increase resulted from improved operating performance and stronger management of working capital. At March 31, 2000, the total long-term debt outstanding for the Company was $320.1 million, $38.3 million of which matures in the next twelve months.

The Company made advances to the marketing and reservation funds totaling $19.9 million for the three months ended March 31, 2000. The advances are associated with a system-wide property and yield management systems implementation and the timing of expenditures associated with specific brand initiatives of the marketing fund. The Company has the ability under existing franchise agreements and expects to recover these advances through future marketing and reservation fees. The Company expects approximately $13.0 million of increases in advances to the marketing and reservation funds for the remainder of 2000 due to the continued property and yield management systems implementation and expenditures associated with specific brand initiatives.

The Company has repurchased 700,000 shares of its common stock at a total cost of $10.7 million as of April 20, 2000. The Company has authorization from its Board of Directors to repurchase up to an additional 5.6 million shares.

In February 2000, the Company established Stay Connect which was initially a wholly-owned subsidiary. Stay Connect was formed to provide in-room internet solutions to the hospitality industry and related markets. In April 2000, Stay Connect issued Series A Convertible Preferred Stock to a third party, providing the third party an effective 20% ownership interest in Stay Connect in exchange for $5 million. Stay Connect is an early stage company with limited operating history. Stay Connect expects to incur losses in its first year of operations and will require significant capital to fund its future development and operations.

The Company believes that cash flows from operations and available financing capacity is adequate to meet the expected operating, investing, financing and debt service requirements for the business for the immediate future.

Year 2000 Compliance
--------------------

The Company has materially remedied the Year 2000 computer problem shared by virtually all companies and businesses. Initially, this Year 2000 problem was associated with two-digit date codes used in many computer programs and embedded chip systems. As an on-going effort, the Company continues to monitor its systems as well as third party vendors and franchisees.

While the Company has not experienced any material non-compliance issues to date, it is not in a position to guarantee the performance of others with respect to their Year 2000 compliance or predict whether any of the assurances that others provide regarding Year 2000 compliance may prove later to be inaccurate or overly optimistic.

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE ANALYSIS OF MARKET RISK
                -----------------------------------------------------

The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company's foreign investments and revenues. The Company manages its exposure to this market risk through the monitoring of its available financing alternatives including in certain circumstances the use of derivative financial instruments. The Company's strategy to manage exposure to changes in interest rates and foreign currencies remains unchanged from 1997. Furthermore, the Company does not foresee any significant changes in exposure in these areas or in how such exposure is managed in the near future.

At March 31, 2000 and December 31, 1999, the Company had $320.1 million and $307.4 million of debt outstanding at an effective interest rate of 6.6% on both dates, after the impact of interest rate swaps is taken into account. A hypothetical change of 10% in the Company's effective interest rate from quarter-end 2000 levels would increase or decrease interest expense by $1.5 million. The Company will refinance the $150 million variable rate term loan as it amortizes throughout the expected maturity dates. Upon expiration of the Credit Facility in 2002, the Company expects to refinance its obligations. For more information related to the Company's use of interest rate instruments, see Long-Term Debt and Notes Payable, Interest Rate Hedges and Fair Value of Financial Instruments in the Notes to the Consolidated Financial Statements in the Company's December 31, 1999 Form 10-K.

The Company is also exposed to fluctuations in foreign currency relating to its preferred stock investment in Friendly that is denominated in British Pounds. The Company does not have any derivative financial instruments related to its foreign investments.

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

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
                ---------------------------------

(a) Exhibits

    Exhibit 10.25 - Put/Call Agreement dated March 27, 2000 between Choice Hotels International, Inc. and Sunburst Hospitality Corporation.

    Exhibit 27.01 - Financial Data Schedule - March 31, 2000

(b) The following reports were filed pertaining to the period ended March 31, 2000.

       None

                                   SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CHOICE HOTELS INTERNATIONAL, INC.


Date:  May 11, 2000                     /s/ Charles A. Ledsinger, Jr.
                                        --------------------------------------
                                        By: Charles A. Ledsinger, Jr.
                                        President and Chief Executive Officer