Form 10-Q
period 2000-06-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2000-08-11
CIK 1046311

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


FOR THE QUARTER ENDED JUNE 30, 2000                  COMMISSION FILE NO. 1-11915


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
                                                        Yes  X      No
                                                           -----      -----


                                                        SHARES OUTSTANDING
         CLASS                                          AT JUNE 30, 2000
-----------------------                              ------------------------
Common Stock, $0.01
par value per share                                        52,795,907
                                                           ----------


==============================================================================

                       CHOICE HOTELS INTERNATIONAL, INC.

                                     INDEX
                                     -----

                                                                                  PAGE NO.
                                                                                  --------
PART I.  FINANCIAL INFORMATION:

    Condensed Consolidated Balance Sheets -

       June 30, 2000 (Unaudited) and December 31, 1999                                   3

    Consolidated Statements of Income -

       Three months ended June 30, 2000 and June 30, 1999 and Six months
       ended June 30, 2000 and June 30, 1999 (Unaudited)                                 5

    Consolidated Statements of Cash Flows -

       Six months ended June 30, 2000 and June 30, 1999 (Unaudited)                      6

    Notes to Consolidated Financial Statements (Unaudited)                               7

    Management's Discussion and Analysis of Operations and Financial Condition           9

    Quantitative and Qualitative Analysis of Market Risk                                11

PART II.  OTHER INFORMATION AND SIGNATURE                                               12

                          PART I. FINANCIAL INFORMATION

                        CHOICE HOTELS INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                    June 30, 2000  December 31, 1999
                                                    -------------  -----------------
                                                     (Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents                              $ 17,573       $ 11,850

Receivables (net of allowance for doubtful
 accounts of $8,012 and $6,691, respectively)            28,969         30,035

Income taxes receivable and other                         1,989             37
                                                      ---------       --------

  Total current assets                                   48,531         41,922

PROPERTY AND EQUIPMENT, AT COST, NET OF
 ACCUMULATED DEPRECIATION                                60,701         58,255

GOODWILL, NET OF ACCUMULATED AMORTIZATION                63,684         64,706

FRANCHISE RIGHTS, NET OF ACCUMULATED AMORTIZATION        41,153         43,101

INVESTMENT IN FRIENDLY HOTELS, PLC                       39,017         41,195

ADVANCES TO MARKETING AND RESERVATION FUNDS              58,326         32,807

OTHER ASSETS                                             38,879         40,819

NOTE RECEIVABLE FROM SUNBURST HOSPITALITY CORP.
(net of reserve of $4,100 and $0, respectively)         145,421        141,853
                                                      ---------       --------

  Total assets                                         $495,712       $464,658
                                                       ========       ========


The accompanying notes are an integral part of these condensed consolidated balance sheets.

                        CHOICE HOTELS INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                             June 30, 2000    December 31, 1999
                                             -------------    -----------------
                                              (Unaudited)

LIABILITIES & EQUITY

CURRENT LIABILITIES

 Current portion of long-term debt               $ 49,446        $ 44,646
 Accounts payable                                  16,219          21,362
 Accrued expenses                                  17,311          22,283
 Income taxes payable                                   -           1,367
                                                 --------        --------

 Total current liabilities                         82,976          89,658
                                                 --------        --------

LONG TERM DEBT                                    286,719         262,710
                                                 --------        --------

DEFERRED INCOME TAXES ($38,038 and $30,648,
 respectively) AND OTHER LIABILITIES               54,466          46,674
                                                 --------        --------

 Total liabilities                                424,161         399,042
                                                 --------        --------

SHAREHOLDERS' EQUITY

 Common stock, $.01 par value                         615             614
 Additional paid-in-capital                        54,702          52,386
 Accumulated other comprehensive income               613           1,205
 Deferred compensation                             (1,703)         (1,937)
 Treasury stock                                  (124,835)       (108,370)
 Retained earnings                                142,159         121,718
                                                 --------        --------

 Total shareholders' equity                        71,551          65,616
                                                 --------        --------

 Total liabilities & shareholders' equity        $495,712        $464,658
                                                 ========        ========

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                        CHOICE HOTELS INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     Three Months Ended       Six Months Ended
                                     June 30,   June 30,     June 30,   June 30,
                                       2000       1999         2000       1999
                                       ----       ----         ----       ----
                                         (Unaudited)             (Unaudited)
REVENUES

Royalty fees                          $34,328    $31,274     $59,213    $55,073
Initial franchise and
   relicensing fees                     3,435      3,744       6,782      6,593
Partner service revenue                 2,088      2,092       4,386      3,808
Other                                   1,314      1,565       2,429      2,147
                                      -------    -------     -------    -------

     Total revenues                    41,165     38,675      72,810     67,621
                                      -------    -------     -------    -------

OPERATING EXPENSES

Selling, general and administrative    14,071     12,637      26,299     23,614
Depreciation and amortization           3,053      1,625       5,555      3,303
                                      -------    -------     -------    -------

     Total operating expenses          17,124     14,262      31,854     26,917
                                      -------    -------     -------    -------

OPERATING INCOME                       24,041     24,413      40,956     40,704

OTHER

Interest and dividend income           (5,219)    (5,141)    (10,119)    (9,842)
Interest expense and other              5,917      5,179      11,568     10,063
Equity loss - Friendly Hotels, PLC        164         95       1,889        190
Loss on early prepayment of note        4,100          -       4,100          -
Gain on sale of stock                       -          -           -     (1,260)
                                      -------    -------     -------    -------

     Total other                        4,962        133       7,438       (849)
                                      -------    -------     -------    -------

INCOME BEFORE INCOME TAXES             19,079     24,280      33,518     41,553

INCOME TAXES                            7,441      9,749      13,072     16,744
                                      -------    -------     -------    -------

NET INCOME                            $11,638    $14,531     $20,446    $24,809
                                      =======    =======     =======    =======

WEIGHTED AVERAGE SHARES OUTSTANDING    53,092     54,998      53,038     55,449
                                      -------    -------     -------    -------

DILUTED SHARES OUTSTANDING             53,534     55,809      53,688     56,153
                                      -------    -------     -------    -------

BASIC EARNINGS PER SHARE              $  0.22    $  0.26     $  0.39    $  0.45
                                      =======    =======     =======    =======

DILUTED EARNINGS PER SHARE            $  0.22    $  0.26     $  0.38    $  0.44
                                      =======    =======     =======    =======

The accompanying notes are an integral part of these consolidated statements of income.

                        CHOICE HOTELS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                           Six Months Ended
                                                    June 30, 2000    June 30, 1999
                                                    -------------    -------------
                                                              (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                             $20,446         $24,809

Reconciliation of net income to net cash
 by operating activities:
  Depreciation and amortization                         10,943           7,026
  Provision for doubtful accounts                         (433)            408
  Increase in deferred income taxes                      7,498           7,171
  Non cash interest and dividend income                 (7,668)         (8,118)
  Equity loss - Friendly Hotels, PLC                     1,889             190
  Loss on early prepayment of note                       4,100               -

Changes in assets and liabilities:
  Change in receivables                                  1,499          (3,195)
  Change in income taxes payable/receivable and other   (2,417)          6,318
  Change in accounts payable and accrued expenses      (10,115)            459
                                                       -------         -------

 NET CASH PROVIDED BY OPERATING ACTIVITIES              25,742          35,068
                                                       -------         -------

CASH FLOW FROM INVESTING ACTIVITIES:

Investment in property and equipment                    (9,321)        (10,781)
Advances to marketing and reservation funds, net       (25,519)        (22,385)
Other items, net                                         1,370          (1,908)
                                                       -------         -------

 NET CASH UTILIZED BY INVESTING ACTIVITIES             (33,470)        (35,074)
                                                       -------         -------

CASH FLOW FROM FINANCING ACTIVITIES:

Proceeds from long-term borrowings                      60,300          56,230
Principal payments of long-term borrowings             (31,585)        (24,174)
Proceeds from exercise of stock options                  1,200           3,702
Purchase of treasury stock                             (16,465)        (31,496)
Proceeds from issuance of common stock                       1               6
                                                       -------         -------

 NET CASH PROVIDED BY FINANCING ACTIVITIES              13,451           4,268
                                                       -------         -------

Net change in cash and cash equivalents                  5,723           4,262
Cash and cash equivalents, beginning of period          11,850           1,692
                                                       -------         -------

CASH AND CASH EQUIVALENTS, END OF PERIOD               $17,573         $ 5,954
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

2. Comprehensive Income - During the six months ended June 30, 2000, the Company's comprehensive income (consisting of net income plus/minus foreign currency translation adjustments and unrealized gains/losses on available for sale securities) was lower than net income by approximately $592,000.

3. Marketing and Reservation Funds - The Company presents marketing and reservation fees such that the fees collected and associated expenses are reported net. The total marketing and reservation fees received by the Company were $41.0 million and $35.8 million for the three months ended June 30, 2000 and 1999, respectively, and $71.2 million and $63.8 million for the six months ended June 30, 2000 and 1999, respectively. Depreciation and amortization expense incurred by the marketing and reservation funds was $2.3 million and $1.8 million for the three months ended June 30, 2000 and 1999, respectively, and $5.1 million and $3.6 million for the six months ended June 30, 2000 and 1999, respectively. Interest expense incurred by the reservation fund was $1.3 million and $1.0 million for the three months ended June 30, 2000 and 1999, respectively, and $2.4 million and $1.6 million for the six months ended June 30, 2000 and 1999, respectively.

Reservation fees and marketing fees not expended in the current year are carried over to the next fiscal year and expended in accordance with the franchise agreements. Shortfall amounts are similarly recovered in subsequent years. Excess or shortfall amounts from the operation of these programs are recorded as a payable or receivable from the particular fund. The Company advances capital as necessary to the marketing and reservation funds to support the development and ongoing operations of the franchise system. As of June 30, 2000, the Company's balance sheet includes a receivable of $58.3 million related to advances made to the marketing ($26.0 million) and reservation ($32.3 million) funds. As of December 31, 1999, the Company's balance sheet includes a receivable of $32.8 million related to advances made to the marketing ($12.5 million) and reservation ($20.3 million) funds.

The $13.5 million increase in the marketing advance for the six months ended June 30, 2000 was due to planned accelerated media spending in the calendar year. The Company projects the marketing advance to decline over the remainder of the year to approximately $17.5 million from the current $26.0 million amount. The reservation advance is forecasted to increase approximately $10.0 million for the remaining six months to $42.0 million. This increase is associated with the continued deployment of property and yield management systems to franchisees. The Company has the ability under existing franchise agreements and expects to recover these advances through future marketing, reservation and technology fees.

4. Income Taxes - The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The 2000 six month rate of 39% differs from the statutory rate primarily because of state income taxes.

5. Earnings Per Share - Basic earnings per share (EPS) amounts are computed by dividing earnings applicable to common shareholders by the weighted average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding.

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



                                    Three Months Ended June 30, 2000

(In thousands)              Franchising    Corporate & Other       Consolidated
                         -------------------------------------------------------
Revenues                        $41,165          $    -              $41,165
Operating income (loss)          34,685          (10,644)             24,041



                                    Three Months Ended June 30, 1999

                            Franchising     Corporate & Other      Consolidated
                         -------------------------------------------------------
Revenues                        $38,675           $    -             $38,675
Operating income (loss)          31,386             (6,973)           24,413



                                    Six Months Ended June 30, 2000

                            Franchising     Corporate & Other      Consolidated
                         -------------------------------------------------------
Revenues                        $72,810           $    -             $72,810
Operating income (loss)          59,910            (18,954)           40,956



                                    Six Months Ended June 30, 1999

                            Franchising     Corporate & Other      Consolidated
                         -------------------------------------------------------
Revenues                        $67,621           $    -             $67,621
Operating income (loss)          53,330            (12,626)           40,704



7. Put/Call Agreement - In March 2000, the Company and Sunburst Hospitality Corporation ("Sunburst")entered into a "put/call" agreement related to three MainStay properties for a period ending June 30, 2000. During this period, the Company could "call" any or all specified properties for purchase at Sunburst's original cost (approximately $16.3 million in the aggregate) and at the end of this period Sunburst may "put" any or all specified properties at such cost. The Company and Sunburst exercised their rights under the "put/call" agreement. Sunburst will transfer title to these properties, in the third quarter, to the Company as consideration for $16.3 million of the $149 million amount due to Choice under Sunburst's subordinated note. The fair market value of these assets is approximately $12.2 million. Accordingly, the Company has recognized a pre-tax loss on early prepayment of note of $4.1 million in the quarter ended June 30, 2000.

8. Friendly Investment - The Company is continuing to review its strategic options with respect to its investment in Friendly Hotels, PLC ("Friendly"), the Company's master franchisor for the United Kingdom, Ireland and Continental Europe. Such options may include discussions with the board of Friendly, which may lead to a capital restructuring of Friendly and amendments to the master franchise agreement with the Company. It is possible that such actions could result in a write-down or deferral of certain amounts due the Company and other Company assets related to Friendly, which currently represent a total net investment of approximately $48 million. Any write down or deferral so made is not expected to be material to the Company's cash flow or financial condition.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------

Comparison of Three Month Period Ended June 30, 2000 Operating Results and Three
--------------------------------------------------------------------------------
Month Period Ended June 30, 1999 Operating Results
--------------------------------------------------

The Company reported net income of $11.6 million, or $0.22 per diluted share, for the quarter ended June 30, 2000, compared to net income for the same period of 1999 of $14.5 million, or $0.26 per diluted share. The decrease in net income for the period is attributable to a $4.1 million loss on early prepayment of a Sunburst subordinated note that is due to the Company. The Company and Sunburst exercised their rights under a previously negotiated "put/call" agreement related to three of Sunburst's MainStay Suites hotels as described in the notes to consolidated financial statements.

Franchise Revenues
------------------

The Company's net franchise revenues were $41.2 million for the three months ended June 30, 2000 and $38.7 million for the three months ended June 30, 1999. Royalties increased $3.0 million to $34.3 million in 2000 from $31.3 million in 1999, an increase of 9.8%. The increase in royalties is attributable to a net increase of 215 franchised hotels during the twelve month period between June 30, 1999 and June 30, 2000 (representing an additional 16,006 rooms) and an increase in domestic RevPAR of 5.6% from $35.47 in second quarter 1999 to $37.47 in 2000. Initial and relicensing fee revenue generated from domestic franchise contracts signed decreased to $3.4 million from $3.7 million in 1999 as a result of a decrease in total franchise agreements signed to 67, as compared to 84 for second quarter of 1999.

The total number of domestic hotels online increased to 3,176 from 3,057, an increase of 3.9% for the period ending June 30, 2000. This represents an increase in the number of rooms open of 3.5% from 253,251 as of June 30, 1999 to 262,045 as of June 30, 2000. As of June 30, 2000, the Company had 508 hotels under development in its domestic hotel system representing 40,429 rooms. The total number of international hotels online increased to 1,127 from 1,031, an increase of 9.3% as of June 30, 2000. International rooms open increased 9.7% from 74,254 as of June 30, 1999 to 81,466 as of June 30, 2000. The total number of international hotels and rooms under development was 177 and 17,762, respectively, as of June 30, 2000. International net franchise revenues represented $1.4 million of the Company's total net franchise revenues for both quarters ended June 30, 2000 and 1999.

Franchise Expenses
------------------

The cost to operate the franchising business is reflected in selling, general and administrative expenses. Selling, general and administrative expenses increased 11.3% between years. This increase was driven by spending for the Company's various internet initiatives (approximately $0.6 million for the three months), as well as, severance costs (approximately $0.5 million for the three months) incurred in connection with the Company's recent outsourcing of the corporate technology function. As a percentage of total net franchising revenues, total selling, general and administrative expenses increased to 34.2% for 2000 as compared to 32.7% for 1999.

Other
-----

For the three months ended June 30, 2000 and June 30, 1999, the Company recognized approximately $3.9 million and $3.5 million, respectively, of interest income from its subordinated term note to Sunburst.

The Company recognized a $4.1 million loss on early prepayment of a Sunburst subordinated note related to a previously negotiated "put/call" agreement as described in the notes to consolidated financial statements. The Company received three operating MainStay Suites hotels as consideration for $16.3 million of the note receivable from Sunburst.

Comparison of Six Month Period Ended June 30, 2000 Operating Results and Six
----------------------------------------------------------------------------
Month Period Ended June 30, 1999 Operating Results
--------------------------------------------------

The Company reported net income of $20.4 million, or $0.38 per diluted share, for the six months ended June 30, 2000, compared to net income for the same period of 1999 of $24.8 million, or $0.44 per diluted share. The decrease in net income for the period is attributable to a $4.1 million loss on early prepayment of a Sunburst subordinated note that is due to the Company, as well as a $1.9 million equity loss from the Company's investment in Friendly.

Franchise Revenues
------------------

The Company's net franchise revenues were $72.8 million for the six months ended June 30, 2000 and $67.6 million for the six months ended June 30, 1999. Royalties increased $4.1 million to $59.2 million in 2000 from $55.1 million in 1999, an increase of 7.5%. The increase in royalties is attributable to a net increase of 215 franchised hotels during the twelve month period between June 30, 1999 and June 30, 2000 (representing an additional 16,006 rooms) and an increase in domestic RevPAR of 3.3% from $31.23 in 1999 to $32.27 in 2000. Initial and relicensing fee revenue generated from domestic franchise contracts signed increased to $6.8 million from $6.6 million in 1999 as a result of 319 franchise agreements signed in 2000, as compared to 281 for 1999. Revenues generated from partner service relationships increased 15.2% from $3.8 million in 1999 to $4.4 million in 2000.

Franchise Expenses
------------------

The cost to operate the franchising business is reflected in selling, general and administrative expenses. Selling, general and administrative expenses increased 11.4% between years. This increase was driven by spending for the Company's various internet initiatives (approximately $1.0 million for the six months), as well as, severance costs (approximately $0.5 million for the six months) incurred in connection with the Company's recent outsourcing of the corporate technology function. As a percentage of total net franchising revenues, total selling, general and administrative expenses increased to 36.1% for 2000 as compared to 34.9% for 1999.

Other
-----

For the six months ended June 30, 2000 and June 30, 1999, the Company recognized approximately $7.7 million and $6.9 million, respectively, of interest income from its subordinated term note to Sunburst.

The Company recognized an equity loss of $1.9 million in its financial statements for the six months ended June 30, 2000, representing the Company's 5.3% interest in Friendly's common shares.

The Company recognized a $4.1 million loss on early prepayment of a Sunburst subordinated note related to a previously negotiated "put/call" agreement as described in the notes to consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided by operating activities was $25.7 million for the six months ended June 30, 2000, a decrease of approximately $9.4 million from $35.1 million for 1999. The decrease primarily resulted from timing differences in payments of accounts payable and accrued expenses. At June 30, 2000, the total long-term debt outstanding for the Company was $336.2 million, $49.4 million of which matures in the next twelve months.

The Company made advances to the marketing and reservation funds totaling $25.5 million for the six months ended June 30, 2000. The advances are associated with a system-wide property and yield management systems implementation and the timing of expenditures associated with specific brand initiatives of the marketing fund. The Company has the ability under existing franchise agreements and expects to recover these advances through future marketing and reservation fees. The Company expects approximately $1.5 million of increases in advances to the marketing and reservation funds for the remainder of 2000 due to the continued property and yield management systems implementation and expenditures associated with specific brand initiatives, partially offset by reduced marketing expenditures.

For the first six months of 2000, the Company has repurchased 1.2 million shares of its common stock at a total cost of $16.5 million as of July 27, 2000. The Company has authorization from its Board of Directors to repurchase up to an additional 5.0 million shares.

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

FORWARD-LOOKING STATEMENTS
--------------------------

When used throughout this report, the words "believes," "anticipates," "expects," "intends," "estimates," "projects," and other similar expressions, which are predictions of or indicate future events and trends, identify forward-looking statements. Such statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those projected, including: competition within each of our business segments; business strategies and their intended results; the balance between supply of and demand for hotel rooms; our ability to obtain new franchise agreements; our ability to develop and maintain positive relations with current and potential hotel owners; the effect of international, national and regional economic conditions; the availability of capital to allow us and potential hotel owners to fund investments; unexpected marketing costs or lower than expected marketing revenues with respect to projected decreases in the marketing advances; and other risks described from time to time in our filings with the Securities and Exchange Commission, including those set forth under the heading "Risk Factors" in our Report on Form 10-Q for the Period ended June 30, 1999. Given these uncertainties, you are cautioned not to place undue reliance on such statements. We also undertake no obligation to publicly update or revise any forward-looking statement to reflect current or future events or circumstances.

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

At June 30, 2000 and December 31, 1999, the Company had $336.2 million and $307.4 million of debt outstanding at an effective interest rate of 7.2% and 6.6%, respectively, after the impact of interest rate swaps at December 31, 1999 is taken into account. A hypothetical change of 10% in the Company's effective interest rate from quarter-end 2000 levels would increase or decrease interest expense by $1.7 million. The Company will refinance the $150 million variable rate term loan as it amortizes throughout the expected maturity dates. Upon expiration of the Credit Facility in 2002, the Company expects to refinance its obligations. For more information related to the Company's use of interest rate instruments, see Long-Term Debt and Notes Payable, Interest Rate Hedges and Fair Value of Financial Instruments in the Notes to the Consolidated Financial Statements in the Company's December 31, 1999 Form 10-K.

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

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                ---------------------------------------------------

The Company held its Annual Meeting of Shareholders on May 3, 2000. At the meeting, the following Directors were re-elected to a three-year term:

                  Barbara Bainum
                  Charles A. Ledsinger, Jr.
                  Lawrence R. Levitan

The terms of the following Directors, who were not up for re-election, continued after the meeting:

                  Stewart Bainum, Jr.
                  William L. Jews
                  Gerald W. Pettit
                  Jerry E. Robertson
                  Raymond E. Schultz

Also at the meeting, shareholders approved an amendment to the Choice Hotels International Long-Term Incentive Plan which increased the number of shares of the Company's common stock available for issuance under the plan. The following votes were cast:

                  For:      38,868,586
                  Against:  12,137,393
                  Abstain:      99,285

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
                ----------------------------------

(a)   Exhibits


      Exhibit 27.01 - Financial Data Schedule - June 30, 2000


(b) The following reports were filed pertaining to the period ended June 30, 2000.

        None

                                   SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CHOICE HOTELS INTERNATIONAL, INC.


Date: August 11, 2000                             /s/ Charles A. Ledsinger,Jr.
     ------------------                          -----------------------------
                                          By:      Charles A. Ledsinger, Jr.
                                          President and Chief Executive Officer