Form 10-Q
period 2000-09-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2000-11-14
CIK 1046311

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


FOR THE QUARTER ENDED SEPTEMBER 30, 2000             COMMISSION FILE NO. 1-11915


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
                                                       Yes  X      No
                                                           ---        ---


                                                        SHARES OUTSTANDING
       CLASS                                           AT SEPTEMBER 30, 2000
-----------------------                               ------------------------
Common Stock, $0.01
par value per share                                          52,465,014
                                                             ----------


==============================================================================

                       CHOICE HOTELS INTERNATIONAL, INC.

                                     INDEX
                                     -----

                                                                             PAGE NO.
                                                                             --------
PART I.  FINANCIAL INFORMATION:

  Condensed Consolidated Balance Sheets -

    September 30, 2000 (Unaudited) and December 31, 1999                           3

  Consolidated Statements of Income -

    Three months ended September 30, 2000 and September 30, 1999 and Nine
    months ended September 30, 2000 and September 30, 1999 (Unaudited)             5

  Consolidated Statements of Cash Flows -

    Nine months ended September 30, 2000 and September 30, 1999 (Unaudited)        6

  Notes to Consolidated Financial Statements (Unaudited)                           7

  Management's Discussion and Analysis of Operations and Financial Condition       9

  Quantitative and Qualitative Analysis of Market Risk                            12

PART II.  OTHER INFORMATION AND SIGNATURE                                         13

                         PART I.  FINANCIAL INFORMATION

                       CHOICE HOTELS INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                           September 30, 2000   December 31, 1999
                                                           ------------------   -----------------
                                                               (Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents                                       $ 14,181            $ 11,850

Receivables (net of allowance for doubtful
 accounts of $7,361 and $6,691, respectively)                     35,495              30,035

Income taxes receivable and other                                     13                  37
                                                                --------            --------

  Total current assets                                            49,689              41,922

PROPERTY AND EQUIPMENT, AT COST, NET OF
 ACCUMULATED DEPRECIATION                                         72,922              58,255

GOODWILL, NET OF ACCUMULATED AMORTIZATION                         63,174              64,706

FRANCHISE RIGHTS, NET OF ACCUMULATED AMORTIZATION                 40,158              43,101

INVESTMENT IN FRIENDLY HOTELS, PLC                                39,126              41,195

ADVANCES TO MARKETING AND RESERVATION FUNDS                       53,745              32,807

OTHER ASSETS                                                      38,580              40,819

NOTE RECEIVABLE FROM SUNBURST HOSPITALITY CORP.                  137,032             141,853
                                                                --------            --------

  Total assets                                                  $494,426            $464,658
                                                                ========            ========




The accompanying notes are an integral part of these condensed consolidated balance sheets.

                       CHOICE HOTELS INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   September 30, 2000    December 31, 1999
                                                                   ------------------    -----------------
                                                                       (Unaudited)
LIABILITIES & EQUITY

CURRENT LIABILITIES

 Current portion of long term debt                                      $ 50,846             $ 44,646
 Accounts payable                                                         12,413               21,362
 Accrued expenses                                                         21,514               21,368
 Income taxes payable                                                     11,266                1,367
                                                                        --------             --------

 Total current liabilities                                                96,039               88,743
                                                                        --------             --------

LONG TERM DEBT                                                           256,699              262,710
                                                                        --------             --------

DEFERRED INCOME TAXES ($36,310 and $30,648,
 respectively) AND OTHER LIABILITIES                                      54,036               47,589
                                                                        --------             --------

 Total liabilities                                                       406,774              399,042
                                                                        --------             --------

SHAREHOLDERS' EQUITY

 Common stock, $.01 par value                                                615                  614
 Additional paid-in-capital                                               55,300               52,386
 Accumulated other comprehensive income                                      387                1,205
 Deferred compensation                                                    (1,501)              (1,937)
 Treasury stock                                                         (128,785)            (108,370)
 Retained earnings                                                       161,636              121,718
                                                                        --------             --------

 Total shareholders' equity                                               87,652               65,616
                                                                        --------             --------

 Total liabilities & shareholders' equity                               $494,426             $464,658
                                                                        ========             ========

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                       CHOICE HOTELS INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                     Three Months Ended   Nine Months Ended
                                                        September 30,       September 30,
                                                        2000     1999       2000     1999
                                                      -------  -------    --------  --------
                                                         (Unaudited)         (Unaudited)
REVENUES

Royalty fees                                          $43,390  $40,472    $102,603  $ 95,545
Initial franchise and relicensing fees                  3,279    3,300      10,061     9,893
Partner service revenue                                 2,131    2,354       6,517     6,162
Other                                                   1,313    1,001       3,742     3,148
                                                      -------  -------    --------  --------
     Total revenues                                    50,113   47,127     122,923   114,748
                                                      -------  -------    --------  --------

OPERATING EXPENSES

Selling, general and administrative                    14,482   15,192      40,782    38,808
Depreciation and amortization                           2,830    1,690       8,385     4,993
                                                      -------  -------    --------  --------
     Total operating expenses                          17,312   16,882      49,167    43,801
                                                      -------  -------    --------  --------

OPERATING INCOME                                       32,801   30,245      73,756    70,947

OTHER

Interest and dividend income                           (3,908)  (4,412)    (11,684)  (12,668)
Interest expense                                        4,897    4,261      14,121    12,736
Equity (gain)/loss - Friendly Hotels, PLC                (109)      15       1,780       205
Loss on early prepayment of note                            -        -       4,100         -
Gain on sale of stock                                       -        -           -    (1,260)
                                                      -------  -------    --------  --------
     Total other                                          880     (136)      8,317      (987)
                                                      -------  -------    --------  --------

INCOME BEFORE INCOME TAXES                             31,921   30,381      65,439    71,934

INCOME TAXES                                           12,449   12,043      25,521    28,787
                                                      -------  -------    --------  --------

NET INCOME                                            $19,472  $18,338    $ 39,918  $ 43,147
                                                      =======  =======    ========  ========

WEIGHTED AVERAGE SHARES OUTSTANDING                    52,768   54,619      52,874    55,174
                                                      -------  -------    --------  --------

DILUTED SHARES OUTSTANDING                             53,119   55,501      53,324    55,898
                                                      -------  -------    --------  --------

BASIC EARNINGS PER SHARE                              $  0.37  $  0.34   $   0.75   $   0.78
                                                      =======  =======   ========   ========

DILUTED EARNINGS PER SHARE                            $  0.37  $  0.33   $   0.75   $   0.77
                                                      =======  =======   ========   ========

The accompanying notes are an integral part of these consolidated statements of income.

                       CHOICE HOTELS INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                       2000         1999
                                                                                     --------     --------
                                                                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                            $39,918      $43,147

Reconciliation of net income to net cash provided
 by operating activities:
  Depreciation and amortization                                                         8,766        5,245
  Provision for doubtful accounts                                                        (349)         551
  Increase in deferred income taxes                                                     6,184        8,785
  Non cash interest and dividend income                                               (11,512)     (12,414)
  Equity loss - Friendly Hotels, PLC                                                    1,780          205
  Loss on early prepayment of note                                                      4,100            -

Changes in assets and liabilities:
  Change in receivables                                                                (5,111)      (4,459)
  Change in income taxes payable/receivable and other                                  11,321        5,874
  Change in accounts payable and accrued expenses                                      (9,718)       7,212
                                                                                     --------     --------

 NET CASH PROVIDED BY OPERATING ACTIVITIES                                             45,379       54,146
                                                                                     --------     --------

CASH FLOW FROM INVESTING ACTIVITIES:

Investment in property and equipment                                                  (12,812)     (16,509)
Advances to marketing and reservation funds, net                                      (13,160)     (13,129)
Other items, net                                                                        1,947       (5,533)
                                                                                     --------     --------

 NET CASH UTILIZED BY INVESTING ACTIVITIES                                            (24,025)     (35,171)
                                                                                     --------     --------

CASH FLOW FROM FINANCING ACTIVITIES:

Proceeds from long term borrowings                                                     65,800       73,230
Principal payments of long term borrowings                                            (65,721)     (43,918)
Proceeds from exercise of stock options                                                 1,313        4,455
Purchase of treasury stock                                                            (20,415)     (45,702)
                                                                                     --------     --------

 NET CASH UTILIZED BY FINANCING ACTIVITIES                                            (19,023)     (11,935)
                                                                                     --------     --------

Net change in cash and cash equivalents                                                 2,331        7,040
Cash and cash equivalents, beginning of period                                         11,850        1,692
                                                                                     --------     --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $14,181      $ 8,732
                                                                                     ========     ========


The Company received title to three MainStay properties valued at $12,233 as consideration for $16,333 of the amount due to Choice under the Sunburst subordinated note (See Note 7).

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

2. Comprehensive Income - During the nine months ended September 30, 2000, the Company's comprehensive income (consisting of net income plus/minus foreign currency translation adjustments and unrealized gains/losses on available for sale securities) was lower than net income by approximately $818,000.

3. Marketing and Reservation Funds - The Company presents marketing and reservation fees such that the fees collected and associated expenses are reported net. The total marketing, reservation, and property and yield management systems fees received by the Company were $48.5 million and $41.9 million for the three months ended September 30, 2000 and 1999, respectively, and $119.7 million and $105.8 million for the nine months ended September 30, 2000 and 1999, respectively. Depreciation and amortization expense incurred by the marketing and reservation funds was $2.7 million and $1.9 million for the three months ended September 30, 2000 and 1999, respectively, and $7.8 million and $5.4 million for the nine months ended September 30, 2000 and 1999, respectively. Interest expense incurred by the reservation fund was $1.2 million and $0.9 million for the three months ended September 30, 2000 and 1999, respectively, and $3.6 million and $2.5 million for the nine months ended September 30, 2000 and 1999, respectively.

Reservation fees and marketing fees not expended in the current year are carried over to the next fiscal year and expended in accordance with the franchise agreements. Shortfall amounts are similarly recovered in subsequent years. Excess or shortfall amounts from the operation of these programs are recorded as a payable or receivable from the particular fund. The Company advances capital as necessary to the marketing and reservation funds to support the development and ongoing operations of the franchise system. As of September 30, 2000, the Company's balance sheet includes a receivable of $53.8 million related to advances made to the marketing ($21.1 million) and reservation ($32.7 million) funds. As of December 31, 1999, the Company's balance sheet includes a receivable of $32.8 million related to advances made to the marketing ($13.8 million) and reservation ($19.0 million) funds.

The $21.0 million increase in advances to marketing and reservations funds for the nine months ended September 30, 2000 was due to planned media spending, coupled with the continued deployment of property and yield management systems to franchisees. The Company has the ability under existing franchise agreements and expects to recover these advances through future marketing, reservation and technology fees.

4. Income Taxes - The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The 2000 nine month rate of 39% differs from the statutory rate primarily because of state income taxes.

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


                                                         Three Months Ended September 30, 2000
(In thousands)                             Franchising            Corporate & Other            Consolidated
                                          -----------------------------------------------------------------
Revenues                                      $ 49,779                     $    334                $ 50,113
Operating income (loss)                         42,871                      (10,070)                 32,801

                                                         Three Months Ended September 30, 1999
                                           Franchising            Corporate & Other            Consolidated
                                          -----------------------------------------------------------------
Revenues                                      $ 47,127                     $      -                $ 47,127
Operating income (loss)                         39,863                       (9,618)                 30,245



                                                          Nine Months Ended September 30, 2000
                                           Franchising            Corporate & Other            Consolidated
                                          -----------------------------------------------------------------
Revenues                                      $122,589                     $    334                $122,923
Operating income (loss)                        102,781                      (29,025)                 73,756



                                                          Nine Months Ended September 30, 1999
                                           Franchising            Corporate & Other            Consolidated
                                          -----------------------------------------------------------------
Revenues                                      $114,748                     $      -                $114,748
Operating income (loss)                         93,193                      (22,246)                 70,947

7. Put/Call Agreement - In March 2000, the Company and Sunburst Hospitality Corporation ("Sunburst")entered into a "put/call" agreement related to three MainStay properties for a period ending June 30, 2000. During this period, the Company could "call" any or all specified properties for purchase at Sunburst's original cost (approximately $16.3 million in the aggregate) and at the end of this period Sunburst could "put" any or all specified properties at such cost. The Company and Sunburst exercised their rights under the "put/call" agreement. Sunburst transferred title to these properties on September 1, 2000 to the Company as consideration for $16.3 million of the $149 million amount due to Choice under Sunburst's subordinated note. The fair market value of these assets is approximately $12.2 million. Accordingly, the Company has recognized a pre-tax loss on early prepayment of note of $4.1 million in the quarter ended June 30, 2000.

8. Note Receivable From Sunburst - On September 20, 2000, the Company announced that it had reached agreement on the terms of a proposed restructuring of the existing $136 million note receivable with Sunburst. The Company will receive a cash payment of approximately $76 million plus additional interest accruing from the date of the agreement to closing. In addition, the Company will receive a newly issued 11 3/8% seven year senior subordinated note in the amount of $60 million, which will contain standard and customary high-yield loan terms and conditions. This new note will contain, among other things, a cash pay feature that begins 18 months from issuance. The transaction is expected to close no later than the first quarter of 2001.

9. Friendly Investment - The Company is continuing to review its strategic options with respect to its investment in Friendly Hotels, PLC ("Friendly"), the Company's master franchisor for the United Kingdom, Ireland and Continental Europe. Such options may include discussions with the board of Friendly, which may lead to a capital restructuring of Friendly and amendments to the master franchise agreement with the Company. It is possible that such actions could result in a write down or deferral of certain amounts due the Company and other Company assets related to Friendly, which currently represent a total net investment of approximately $45 million. Any write-down or deferral so made is not expected to be material to the Company's cash flow or financial condition.

10. Recent Accounting Pronouncements - In December 1999, the SEC released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101A, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. In June 2000, the SEC issued SAB 101B, further delaying the required implementation of SAB 101 by the Company until the fourth quarter of fiscal year 2000. The Company adopted the application of SAB 101 in the first quarter of 2000 and it did not have a material impact on the Company's financial position or results of operations.

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company adopted the application of FIN 44 effective July 1, 2000. The adoption did not have a material impact on the Company's financial position or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------

Comparison of Three Month Period Ended September 30, 2000 Operating Results and
-------------------------------------------------------------------------------
Three Month Period Ended September 30, 1999 Operating Results
-------------------------------------------------------------

The Company reported net income of $19.5 million, or $0.37 per diluted share, for the quarter ended September 30, 2000, compared to net income for the same period of 1999 of $18.3 million, or $0.33 per diluted share. The increase in net income for the period is attributable to an increase in royalty fees as a direct result of the addition of new franchised hotels to the franchise system, improved RevPar and increases in the effective royalty rate achieved for the domestic hotel system.

Franchise Revenues
------------------

The Company's net franchise revenues were $50.1 million for the three months ended September 30, 2000 and $47.1 million for the three months ended September 30, 1999. Royalties increased $2.9 million to $43.4 million in 2000 from $40.5 million in 1999, an increase of 7.2%. The increase in royalties is attributable to a net increase of 192 franchised hotels during the twelve month period between September 30, 1999 and September 30, 2000 (representing an additional 13,868 rooms) and an increase in domestic RevPAR of 5.6% from $43.42 in third quarter 1999 to $45.85 in 2000.

The total number of domestic hotels online increased to 3,234 from 3,121, an increase of 3.6% for the period ending September 30, 2000. This represents an increase in the number of rooms open of 2.7% from 258,892 as of September 30, 1999 to 265,906 as of September 30, 2000. As of September 30, 2000, the Company had 488 hotels under development in its domestic hotel system representing 39,530 rooms.

The total number of international hotels online increased to 1,137 from 1,058, an increase of 7.5% as of September 30, 2000. International rooms open increased 8.9% from 76,632 as of September 30, 1999 to 83,486 as of September 30, 2000. The total number of international hotels and rooms under development was 206 and 21,714, respectively, as of September 30, 2000.

Franchise Expenses
------------------

The cost to operate the franchising business is reflected in selling, general and administrative expenses. Selling, general and administrative expenses decreased 4.7% between years. As a percentage of total net franchising revenues, total selling, general and administrative expenses declined to 28.9% for the third quarter of 2000 as compared to 32.2% for 1999. The improvement in the franchising margins relates to the economies of scale generated from operating a larger franchisee base and cost control initiatives.

Other
------

For the three months ended September 30, 2000 and September 30, 1999, the Company recognized approximately $3.8 million and $3.6 million, respectively, of interest income from its subordinated term note to Sunburst.

Comparison of Nine Month Period Ended September 30, 2000 Operating Results and
--------------------------------------------------------------------------------
Nine Month Period Ended September 30, 1999 Operating Results
------------------------------------------------------------

The Company reported net income of $39.9 million, or $0.75 per diluted share, for the nine months ended September 30, 2000, compared to net income for the same period of 1999 of $43.1 million, or $0.77 per diluted share. The decrease in net income for the period is attributable to a $4.1 million loss on early prepayment of a portion of the Sunburst subordinated note that is due to the Company, as well as a $1.8 million equity loss from the Company's investment in Friendly.

Franchise Revenues
------------------

The Company's net franchise revenues were $122.9 million for the nine months ended September 30, 2000 and $114.7 million for the nine months ended September 30, 1999. Royalties increased $7.1 million to $102.6 million in 2000 from $95.5 million in 1999, an increase of 7.4%. The increase in royalties is attributable to a net increase of 192 franchised hotels during the twelve month period between September 30, 1999 and September 30, 2000 (representing an additional 13,868 rooms) and an increase in domestic RevPAR of 4.3% from $35.24 in 1999 to $36.76 in 2000. Initial and relicensing fee revenue generated from domestic franchise contracts signed increased to $10.1 million from $9.9 million in 1999 as a result of 460 franchise agreements signed in 2000, as compared to 428 for 1999. Revenues generated from partner service relationships increased 5.8% from $6.2 million in 1999 to $6.5 million in 2000.

Franchise Expenses
------------------

Selling, general and administrative expenses increased 5.1% between years. This increase was driven by spending for the Company's various internet initiatives (approximately $2.1 million for the nine months) as well as severance costs (approximately $0.5 million for the nine months) incurred in connection with the Company's recent outsourcing of the corporate technology function. As a percentage of total net franchising revenues, total selling, general and administrative expenses declined to 33.2% for 2000 as compared to 33.8% for 1999.

Other
-----

For the nine months ended September 30, 2000 and September 30, 1999, the Company recognized approximately $11.5 million and $10.5 million, respectively, of interest income from its subordinated term note to Sunburst.

The Company recognized an equity loss of $1.8 million in its financial statements for the nine months ended September 30, 2000, representing the Company's 5.3% interest in Friendly's common shares.

The Company recognized a $4.1 million loss on early prepayment of a Sunburst subordinated note related to a previously negotiated "put/call" agreement as described in the notes to consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided by operating activities was $45.4 million for the nine months ended September 30, 2000, a decrease of approximately $8.7 million from $54.1 million for 1999. The decrease primarily resulted from timing differences in payments of accounts payable and accrued expenses. At September 30, 2000, the total long term debt outstanding for the Company was $307.5 million, $50.8 million of which matures in the next twelve months.

The Company made cash advances to the marketing and reservation funds totaling $13.2 million for the nine months ended September 30, 2000. The advances are associated with a system-wide property and yield management systems implementation and the timing of expenditures associated with specific brand initiatives of the marketing fund. The Company has the ability under existing franchise agreements and expects to recover these advances through future marketing, reservation and property and yield management systems fees.

On September 20, 2000, the Company entered into an agreement with Sunburst to restructure the existing $136 million outstanding note receivable (see footnote 8 to the financial statements). Expected cash proceeds of $76 million plus accrued interest are intended to be used for share repurchases, to pursue the existing business strategy and to repay existing bank indebtedness.

For the first nine months of 2000, the Company has repurchased 1.5 million shares of its common stock at a total cost of $20.4 million as of September 30, 2000. The Company has authorization from its Board of Directors to repurchase up to an additional 4.8 million shares.

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

At September 30, 2000 and December 31, 1999, the Company had $307.5 million and $307.4 million of debt outstanding at an effective interest rate of 7.2% and 6.6%, respectively, after the impact of interest rate swaps at December 31, 1999 is taken into account. A hypothetical change of 10% in the Company's effective interest rate from quarter-end 2000 levels would increase or decrease interest expense by $1.5 million. The Company will refinance the $150 million variable rate term loan as it amortizes throughout the expected maturity dates. Upon expiration of the Credit Facility in 2002, the Company expects to refinance its obligations. For more information related to the Company's use of interest rate instruments, see Long-Term Debt and Notes Payable, Interest Rate Hedges and Fair Value of Financial Instruments in the Notes to the Consolidated Financial Statements in the Company's December 31, 1999 Form 10-K.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         ----------------------------------

(a)  Exhibits


     Exhibit 10.1 - Employment Agreement dated May 3, 2000 between Choice Hotels International, Inc. and Daniel Rothfeld.

     Exhibit 10.2 - Employment Agreement dated August 18, 2000 between Choice Hotels International, Inc. and Wayne Wielgus.

     Exhibit 27.01 - Financial Data Schedule - September 30, 2000


(b) The following reports were filed pertaining to the period ended September 30, 2000.

     None

                                   SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CHOICE HOTELS INTERNATIONAL, INC.


Date: November 1, 2000                 /s/ Charles A. Ledsinger,Jr.
  ------------------                       -----------------------------
                                           By:  Charles A. Ledsinger, Jr.
                                           President and Chief Executive Officer