Form 10-K
period 2000-12-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2001-04-02
CIK 1046311

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

For the fiscal year ended     December 31, 2000
                              -----------------
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED].

For the transition period from__________________to_________________

                   Commission file number 001-13393
                                          ---------

                       CHOICE HOTELS INTERNATIONAL, INC.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

                       DELAWARE                                     52-1209792
-------------------------------------------------------------  -------------------
            (State or Other Jurisdiction                         (I.R.S. Employer
          of Incorporation or Organization)                    Identification No.)

     10750 Columbia Pike, Silver Spring, Maryland                     20901
-------------------------------------------------------------  -------------------
       (Address of Principal Executive Offices)                     Zip Code

Registrant's telephone number, including area code  (301) 592-5000
                                                    ----------------------------
Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class            Name of Each Exchange on Which Registered
      -------------------            -------------------------------------------

Common Stock, Par Value $.01 per share             New York Stock Exchange
--------------------------------------        ----------------------------------

Preferred Stock Purchase Rights                    New York Stock Exchange
-------------------------------               ----------------------------------

Securities registered pursuant to Section 12(g) of the Act:


________________________________________________________________________________
                                (Title of Class)

________________________________________________________________________________
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed in Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months as for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ___
                                               ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of voting stock of Choice Hotels International, Inc. held by non-affiliates was $303,365,792 as of March 20, 2001 based upon a closing price of $11.87 per share.


             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes__________  No_________

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of Choice Hotels International, Inc.'s Common Stock at March 20, 2001 was 45,311,738.

                     DOCUMENTS INCORPORATED BY REFERENCE.


Certain portions of Registrant's annual report to stockholders for the fiscal year ended December 31, 2000 are incorporated by reference under Parts I and II. Certain portions of Registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's fiscal year, are incorporated by reference under Part III.

TABLE OF CONTENTS

                                                               PAGE
                                                               ----
PART I.....................................................     6
FORWARD LOOKING STATEMENTS.................................     6

ITEM 1. BUSINESS...........................................     6
Overview...................................................     6
Company History............................................     7
The Lodging Industry.......................................     8
Franchise Business.........................................     9
 Economics of Franchise Business...........................    10
Strategy...................................................    10
 Building Strong Brands....................................    10
 Deliver Exceptional Services..............................    11
 Reach More Consumers......................................    11
Franchise System...........................................    11
Brand Positioning..........................................    12
 Comfort...................................................    12
 Sleep Inn.................................................    13
 Quality...................................................    13
 Clarion...................................................    14
 Econo Lodge...............................................    14
 Rodeway...................................................    15
 MainStay Suites...........................................    15
International Franchise Operations.........................    16
 Europe....................................................    16
 Canada....................................................    18
 Australia.................................................    18
 Other International Relationships.........................    18
Franchise Sales............................................    18
Franchise Agreements.......................................    19
Franchise Operations.......................................    20
 Central Reservation System................................    20
 Property Management System................................    21
 Brand Name Marketing and Advertising......................    21
 Quality Assurance Programs................................    22
 Training..................................................    22
 Design and Construction...................................    23
 Financial Assistance Programs.............................    23
Competition................................................    23
Service Marks and Other Intellectual Property..............    24
Seasonality................................................    24


Regulation......................................................      24
Impact of Inflation and Other External Factors..................      25
Employees.......................................................      25

ITEM 2.  PROPERTIES.............................................      25

ITEM 3.  LEGAL PROCEEDINGS......................................      26

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS.........................................................      26
Executive Officers of the Company...............................      26

PART II.........................................................      28

ITEM 5.  MARKET FOR REGISTRANT'S COMMON
EQUITY AND RELATED STOCKHOLDER MATTERS..........................      28

ITEM 6.  SELECTED FINANCIAL DATA................................      29

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS......................................................      29

ITEM 7A. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK...................................      30

ITEM 8.  FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA..............................................      30

ITEM 9.  CHANGES IN AND DISAGREEMENTS
WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE........................................      30

PART III........................................................      30

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
OF THE REGISTRANT...............................................      30

ITEM 11. EXECUTIVE COMPENSATION.................................      31

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT................................      31

ITEM 13. CERTAIN RELATIONSHIPS AND
RELATED TRANSACTIONS............................................      31

PART IV.........................................................       31

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
AND REPORTS ON FORM 8-K.........................................       31
(a) Index to Financial Statements...............................       31
(b) Reports on Form 8-K.........................................       34
(c) Exhibits....................................................       32
Signatures......................................................       35

                                     PART I

Forward-Looking Statements

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

Item 1.    Business

Overview

          Choice Hotels International, Inc. (the "Company" or "Choice") is the world's second largest franchisor of hotel properties with 4,392 hotels open and operating in 38 countries at December 31, 2000. In addition, at December 31, 2000, we had 703 franchise properties currently under development representing a total of 60,927 rooms. Choice franchises lodging properties under one of our proprietary brand names (the "Choice brands"): Comfort(R), Quality(R), Clarion(R), Sleep(R), Rodeway(R), Econo Lodge(R) and MainStaySM. We franchise hotels in all 50 states, Puerto Rico and the District of Columbia and 37 additional countries, with 97% of our franchising revenue generated from hotels franchised in the United States. With recognized brands and a diverse and growing franchisee base, we believe we have a strong foundation for continued growth.

          Choice is a lodging franchisor with limited real estate exposure and low capital expenditure requirements. With a focus on hotel franchising versus ownership, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our business provides significant opportunities to increase profits by increasing the number of franchise properties. We derive most of our revenues from franchise fees which consist of an initial fee and ongoing royalty fees that are based as a percentage of the franchisees' gross room revenues.

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

The Lodging Industry/(1)/


          As of December 31, 2000, there were approximately 4.1 million hotel rooms in the United States in hotels/motels containing twenty or more rooms. Of those rooms, approximately 1.3 million rooms were not affiliated with a national or regional brand, while the remaining approximately 2.8 million rooms were affiliated with a brand either through franchise or the ownership/management of a national or regional chain.

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

The US Lodging Industry's Growth Trends Since 1995

               Increases in                   Average
                   Room                        Daily       Increase       Increase      Revenue Per
                  Revenue                       Room        in ADR         in CPI        Available                         New
                  Versus        Occupancy      Rates        Versus         Versus           Room           Profits        Rooms
Year            Prior Year        Rates        (ADR)      Prior Year     Prior Year       (RevPAR)      (in billions)     Added
----            -----------    ----------    --------    -----------    -----------     -----------     -------------  ---------
1995.........       6.7%         65.1%         $65.81         4.7%           2.9%          $42.83           $ 8.5        64,000
1996.........       8.9%         65.0%         $70.81         7.6%           2.9%          $46.06           $12.5       101,000
1997.........       8.8%         64.5%         $75.16         6.1%           1.9%          $48.50           $17.0       128,000
1998.........       7.7%         64.0%         $78.62         4.4%           2.3%          $50.29           $22.0       143,000
1999.........       7.4%         63.3%         $81.27         4.0%           2.7%          $51.44           $23.0       143,148
2000.........       8.6%         63.5%         $85.24         4.7%           3.4%          $54.13           $24.0       121,476

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


________________________
/(1)/ Source:  Smith Travel Research

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

          The Company's Econo Lodge(R) and Rodeway(R) brands compete primarily in the limited-service economy market; the Company's Comfort(R), Quality(R) and Sleep(R) brands compete primarily in the limited-service middle-market. The Company's MainStay(SM) Suites brand competes primarily in the all-suites middle-market. The Company's Clarion(R) brand competes primarily in the full-service upscale market.

          New hotels opened in recent years typically have been hotels without on-premise food and beverage, as these hotels are less costly to develop, enjoy higher gross margins, and tend to have better access to financing. These hotels typically operate in the economy and mid-scale categories and are located in suburban or highway locations. From 1991 to 2000, the average room count in new hotels declined from 122 to 103 primarily because hotel developers found it difficult to obtain financing of more than $3 million from their primary lending sources (local banks and Small Business Administration-guaranteed loan programs).

          In recent years, operators of hotels not owned or managed by major lodging companies have increasingly joined national hotel franchise chains as a means of remaining competitive with hotels owned by or affiliated with national lodging companies. Because the costs of owning and operating a hotel are generally fixed, increases in revenues generated by affiliation with a franchise lodging chain can improve a hotel's financial performance. Of approximately 976 hotel properties that changed their affiliation in 2000, 70.4% converted from independent status to affiliation with a chain or converted from one chain to another, while only 289 converted from affiliation with a chain to independent status. A total of 223 independent properties switched to a franchise chain in 2000.

          The large franchise lodging chains, including the Company, generally provide a number of services to hotel operators to improve the financial performance of their properties including national reservation systems, marketing and advertising programs, training and education programs, property systems, revenue enhancement services, and direct sales programs. The Company believes that national franchise chains with a larger number of hotels enjoy greater brand awareness among potential guests than those with fewer numbers of hotels, and that greater brand awareness can increase the desirability of a hotel to its potential guests.

          We believe that hotel operators choose lodging franchisors based primarily on the perceived value and quality of each franchisor's brand and its services, and the extent to which affiliation with that franchisor may increase the franchisee's reservations and profits.

Franchise Business

Economics of Franchise Business. The fee and cost structure of the Company's business provides significant opportunities for us to increase profits by increasing the number of franchised properties. As a hotel franchisor, we derive substantially all of our revenue from franchise fees. The Company's franchise fees consist of an initial fee and ongoing royalty, marketing and reservation fees which are based on a percentage of the franchisee's gross room revenues. The royalty portion of the franchise fee is intended to cover our operating expenses, such as expenses incurred in quality assurance, administrative support and other franchise services and to provide the Company with operating profits. The marketing and reservation portion of the franchise fee are used exclusively by the Company's marketing and reservation funds for the expenses associated with providing such franchise services as the central reservation system and national marketing and media advertising.

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

Strategy. Our business strategy is designed to aggressively grow our core hotel franchising business by benefiting from Choice's well-known global hotel products, proven franchise sales capabilities, effective reservations delivery, many RevPAR enhancing services and technology, and financial strength created by our significant free cash flow.

Specific elements of our strategy include building strong brands, delivering exceptional services, and reaching more consumers.

   Build Strong Brands - Each of our brands has particular attributes and strengths. Our strategy is to utilize the strengths of each brand for profit growth.

 . Use Financial Resources to Create Critical Mass in Growth Brands - Although we intend to rely mainly on hotel franchising versus ownership, we will strategically invest capital in select Choice-branded hotels, especially in primary markets where our distribution has been limited. We believe that investing in hotels to create a presence in these markets will generate increased brand visibility, higher quality product in key locations, improved system-wide revenue, increased brand consistency, and improved developer returns- leading to more guest stays and an ability to sell more franchises. We will also create new images for brands where necessary in order to create a more customer-focused and contemporary brand image.

 . Protect Mature Brands -- Many Choice brands benefit from their large distribution and well-known names. These brands, while maintaining a standard of guest satisfaction and amenities, are not "cookie-cutter" in design or operations. We will ensure these brands remain appealing to hotel owners and guests alike by focusing on consumer-driven quality assurance and through terminating the poorest performing properties that do not meet standards and lower overall system performance.

  Consider New Products and Acquisitions - The Company will continue to identify new niches into which we may expand, either through new product development or acquisition.

  Deliver Exceptional Services. The Company has successfully created a wide array of services and local customer touch points to help franchisees improve performance. Marketing services help create effective positioning for brands and drive guest stays. Reservations services deliver a high percentage of guests directly to properties. Our field staff, in combination with strong technology products, directly helps property owners effectively manage their properties to improve RevPAR performance. These services create revenue gains for hotel owners and translate into both higher royalty rates for Choice and improved returns for owners, leading to further unit growth. These services also make Choice brands attractive to both experienced hotel owners and owners and developers new to the industry. We will continue to focus on aligning these services with customer needs and creating efficient, effective, and coordinated service delivery systems to create the most benefits for franchisees and ensure our overhead costs are minimized.

  Additionally, the significant number of hotels in our system provides a compelling opportunity to provide low-cost products and effective purchasing technology to franchisees through partnerships with endorsed vendors while creating enhanced cash flows for Choice. We intend to continue to expand this business, both by increasing penetration internally, creating new vendor relationships, and identifying opportunities for external growth.

  Reach More Consumers. Hotel owners greatly value the large delivery of guests we provide through corporate and brand marketing, reservations, sales, and Guest Privileges program. Our strategy is to continue to maximize the effectiveness of these services and programs to deliver both leisure and business travelers to Choice-branded hotels.

  New advertising campaigns for our company and updated signs and logos for our Comfort, Sleep and Quality brands are designed to increase the awareness of Choice Hotels and refresh our image. Our emphasis will be on improving overall contributions from higher rate business travelers while continuing to stress our very powerful leisure market. Programs such as 100% Satisfaction Guarantee and alliances with major consumer groups such as AAA are designed to expand our distribution. Our continued focus on overall brand quality coupled with these new initiatives is designed to stimulate room demand for our franchised hotels through improved guest satisfaction.

     Franchise System

          Our franchise hotels operate under one of the Choice brand names:
Comfort(R), Quality(R), Clarion(R), Sleep(R), Rodeway(R), Econo Lodge(R) and MainStay(SM). The following table presents key statistics relative to our domestic franchise system over the two fiscal years ended May 31, 1997, for the seven-month period ended December 31, 1997 and for the four fiscal years ended December 31, 2000.

                      Combined Domestic Franchise System

                                                                    As of and for the
                                   As of and for the Year Ended    Seven Months Ended      As of and for the Year Ended
                                             May 31,                  December 31,                 December 31,
                                  ------------------------------------------------------------------------------------------
                                          1996         1997            1997         1997       1998       1999       2000
                                  ------------------------------------------------------------------------------------------
Number of properties, end of
 period...........................        2,495        2,781        2,880        2,880       3,039       3,123       3,244
Number of rooms, end of period....      214,613      235,431      242,161      242,161     252,357     258,120     265,962
Royalty fees ($000)...............    $  82,239    $  91,724    $  65,271    $  99,144   $ 109,240   $ 120,932   $ 131,702
Average Royalty Rate(1)...........          3.3%         3.4%         3.5%         3.5%        3.6%        3.7%        3.8%
Average occupancy percentage......         63.9%        62.6%        66.2%        62.3%       61.0%       60.5%       59.8%
Average daily room rate (ADR).....    $   49.49    $   51.92    $   54.97    $   53.89   $   56.23   $   58.42   $   61.45
RevPAR(2).........................    $   31.60    $   32.52    $   36.39    $   33.56   $   34.30   $   35.33   $   36.72

(1) Represents domestic royalty fees as a percentage of aggregate gross room revenues of all of the domestic Choice brand franchised hotels.

(2) The Company's RevPAR figure for each fiscal year is an average of the RevPAR calculated for each month in the fiscal year. The Company calculates RevPAR each month based on information actually reported by franchisees on a timely basis to the Company.

          We have over 2,300 domestic franchisees and operate in all 50 states and the District of Columbia. Approximately 96% of the total royalty income is generated from domestic franchise operations. Consequently, our analysis of our franchise system is focused on the domestic operations. Currently, no master franchisee or other franchisee accounts for 5% or more of Choice's royalty revenues or total revenues. Sunburst is our largest franchisee with a portfolio of 73 hotels containing 9,965 rooms located in 25 states as of December 31, 2000.

Brand Positioning

     Our brands offer consumers a wide range of choices from economy hotels to upscale, full service properties.

Comfort. Our largest brand is Comfort. Comfort Inns offer rooms in the mid-scale without food and beverage category and is targeted to business and leisure travelers. Principal competitor brands include Baymont, Fairfield Inn, Hampton Inn, Holiday Express and LaQuinta. Comfort Suites offer business and leisure guests a large room with separate living and sleeping areas. This product competes in the upper portion of the mid-scale without food and beverage category against brands such as AmeriSuites, Hampton Inn and Suites and Spring Hill. At December 31, 2000, there were 1,652 Comfort Inn properties and 288 Comfort Suites properties with a total of 126,440, and 22,846 rooms, respectively, open and operating worldwide. An additional 278 Comfort Inn and Comfort Suites properties with a total of 22,633 rooms were under development. During 2000, we added 125 Comfort properties while terminating 24.

          Comfort properties are located in the United States and in Argentina, Australia, the Bahamas, Belgium, Brazil, Canada, Cayman Islands, Czech Republic, Denmark, Egypt, El Salvador, France, Germany, India, Ireland, Italy, Jamaica, Japan, Lebanon, Norway, Portugal, Puerto Rico, Sweden, Switzerland, Thailand, Turks & Caicos, the United Kingdom and the United Arab Emirates. The following chart summarizes the Comfort system in the United States:

                            COMFORT DOMESTIC SYSTEM

                                                                     As of and for the
                                   As of and for the Year Ended     Seven Months Ended       As of and for the Year  Ended
                                             May 31,                   December 31,                   December 31,
                                   ----------------------------------------------------------------------------------------
                                           1996         1997            1997         1997        1998       1999       2000
                                   ----------------------------------------------------------------------------------------
Number of properties, end of
 period.........................          1,129        1,255           1,304        1,304       1,394      1,470      1,568
Number of rooms, end of period..         94,160      102,722         105,384      105,384     110,682    112,727    122,761
Royalty fees ($000s)............        $44,657     $ 50,758        $ 36,446     $ 55,261    $ 61,153   $ 68,177   $ 75,968
Average occupancy percentage....           68.7%        67.2%           71.3%        66.6%       65.4%      64.8%      63.7%
Average daily room rate (ADR)...        $ 51.13     $  54.17        $  57.15     $  55.74    $  58.19   $  60.57   $  63.77
RevPAR..........................        $ 35.11     $  36.39        $  40.75     $  37.15    $  38.03   $  39.26   $  40.60

Sleep Inn. Established in 1988, Sleep Inn is a new-construction hotel brand in the lower portion of the mid-scale without food and beverage category. Sleep Inns are targeted to the business and leisure traveler. Principal competitor brands include Fairfield Inn, Holiday Express, LaQuinta and Red Roof.

          At December 31, 2000 there were 268 Sleep Inn properties with a total of 20,771 rooms open and operating worldwide. An additional 121 properties with a total of 8,956 rooms were under development. During 2000, 39 Sleep Inn properties were added while 2 were terminated. The properties are located in the United States, Brazil, Canada, Cayman Islands and Japan. The following chart summarizes the Sleep system in the United States:

                             SLEEP DOMESTIC SYSTEM

                                                                    As of and for the
                                   As of and for the Year Ended    Seven Months Ended      As of and for the Year Ended
                                             May 31,                  December 31,                 December 31,
                                   -------------------------------------------------------------------------------------
                                           1996         1997           1997        1997       1998       1999       2000
                                   -------------------------------------------------------------------------------------
Number of properties, end of
 period..........................            87          131            156         156        197        224        261
Number of rooms, end of period...         6,396        9,635         11,538      11,538     14,924     17,199     20,158
Royalty fees ($000s).............        $2,108       $3,343        $ 2,630     $ 3,926    $ 5,337    $ 7,241    $ 8,713
Average occupancy percentage.....          65.5%        63.9%          66.5%       63.0%      62.0%      60.6%      59.6%
Average daily room rate (ADR)....        $45.11       $48.11        $ 50.54     $ 49.41    $ 51.32    $ 53.91    $ 55.82
RevPAR...........................        $29.56       $30.75        $ 33.60     $ 31.11    $ 31.82    $ 32.66    $ 33.25

Quality. Certain Quality Inns, Quality Inns and Suites, and Quality Suites hotels compete in the mid-scale with food and beverage category. Quality Inns, Quality Inns and Suites, and Quality Suites are targeted to business and leisure travelers. Principal competitor brands include Best Western, Holiday Inn, Howard Johnson and Ramada Inn. At December 31, 2000, there were 716 Quality Inn and Quality Inns and Suites properties with a total of 75,858 rooms, and 50 Quality Suites properties with a total of 5,419 rooms open worldwide. An additional 167 Quality Inn, Quality Inns and Suites and Quality Suites properties with a total of 17,912 rooms were under development. During 2000, a total of 45 Quality properties were added while 41 were terminated.

          Quality properties are located in the United States and in Australia, Brazil, Canada, Chile, Costa Rica, the Czech Republic, Denmark, Egypt, France, Germany, India, Indonesia, Ireland, Italy, Jamaica, Malaysia, New Zealand, Norway, Portugal, Russia, Sweden,

Thailand, the United Kingdom and the United Arab Emirates. The following chart summarizes the Quality system in the United States:

                            QUALITY DOMESTIC SYSTEM


                                                                    As of and for the
                                   As of and for the Year Ended     Seven Months Ended     As of and for the Year Ended
                                             May 31,                   December 31,                December 31,
                                  ----------------------------------------------------------------------------------------------
                                           1996         1997            1997        1997           1998        1999        2000
                                  ----------------------------------------------------------------------------------------------
Number of properties, end of
 period........................             362          409            419          419           430            431         436
Number of rooms, end of period.          45,967       50,487         50,674       50,674        50,151         49,331      49,191
Royalty fees ($000s)...........         $16,606      $17,623        $14,459      $18,488       $20,187        $21,034     $21,753
Average occupancy percentage               62.5%        61.3%          63.8%        60.2%         58.9%          58.0%       57.6%
Average daily room rate (ADR)..         $ 52.90      $ 54.61        $ 57.58      $ 56.79       $ 60.02        $ 61.89     $ 64.05
RevPAR.........................         $ 33.08      $ 33.46        $ 36.73      $ 34.19       $ 35.35        $ 35.90     $ 36.86

Clarion. Clarion Inns, Clarion Hotels, Clarion Resorts and Clarion Suites hotels are full-service properties with on-premise food and beverage facilities and operate in the upscale category. Clarion properties are targeted to business and leisure travelers. Principal competitor brands include Crowne Plaza, Four Points by Sheraton, Radisson, Courtyard by Marriott and Doubletree.

         At December 31, 2000, there were 153 Clarion properties with a total of 23,872 rooms open and operating worldwide and an additional 26 properties with a total of 3,892 rooms under development. During 2000, 14 Clarion properties were added while 15 were terminated. The properties are located in the United States, Argentina, Australia, the Bahamas, Canada, Chile, China, Denmark, France, Germany, Guatemala, Indonesia, Ireland, Italy, Japan, Norway, the United Kingdom and Uruguay. The following chart summarizes the Clarion system in the United
States:

                            CLARION DOMESTIC SYSTEM

                                                                    As of and for the
                                   As of and for the Year Ended    Seven Months Ended      As of and for the Year  Ended
                                             May 31,                  December 31,                  December 31,
                                  ---------------------------------------------------------------------------------------
                                           1996         1997           1997        1997        1998       1999       2000
                                  ---------------------------------------------------------------------------------------
Number of properties, end of
 period...........................           75           92             96          96         105        112        114
Number of rooms, end of period....       12,817       14,721         16,161      16,161      17,878     18,815     18,537
Royalty fees ($000s)..............      $ 3,602      $ 4,081        $ 2,957     $ 5,061     $ 5,447    $ 6,491    $ 7,796
Average occupancy percentage......         63.3%        63.3%          64.7%       62.3%       60.5%      59.0%      58.8%
Average daily room rate (ADR).....      $ 64.36      $ 67.76        $ 71.53     $ 70.67     $ 72.25    $ 74.17    $ 81.37
RevPAR............................      $ 40.74      $ 42.86        $ 46.29     $ 44.05     $ 43.73    $ 43.74    $ 47.86

Econo Lodge. Econo Lodge hotels operate in the economy category of the lodging industry. Econo Lodges are primarily targeted to senior citizens and rely to a large extent on strong roadside name recognition. Principal competitor brands include Days Inn, Motel 6, Ramada Limited, Red Carpet Inn, Super 8 and Travelodge.

             At December 31, 2000, there were 716 Econo Lodge properties with a total of 44,220 rooms open and operating in the United States and Canada, and an additional 57 properties with a total of 3,765 rooms under development in those two countries. During 2000, 38 Econo Lodge properties were added while 55 were terminated. The following chart summarizes the Econo Lodge system in the United States:

                          ECONO LODGE DOMESTIC SYSTEM

                                                                       As of and for the
                                     As of and for the Year Ended     Seven Months Ended      As of and for the Year  Ended
                                                May 31,                   December 31,                  December 31,
                                    ----------------------------------------------------------------------------------------
                                           1996         1997           1997         1997        1998       1999       2000
                                    ----------------------------------------------------------------------------------------
Number of properties, end of
 period..........................           641          682            692          692         698        691        684
Number of rooms, end of period...        42,726       44,636         45,050       45,050      44,458     43,754     42,611
Royalty fees ($000s).............       $12,760      $13,288        $ 8,991      $13,687     $13,975    $14,313    $14,490
Average occupancy percentage.....          58.0%        56.4%          60.7%        56.1%       54.3%      54.0%      52.9%
Average daily room rate (ADR)....       $ 39.97      $ 41.33        $ 43.86      $ 42.35     $ 43.55    $ 45.01    $ 46.33
RevPAR...........................       $ 23.17      $ 23.30        $ 26.63      $ 23.75     $ 23.65    $ 24.32    $ 24.51

Rodeway. The Rodeway brand competes in the economy category and is primarily targeted to senior citizens. Principal competitor brands include Ho-Jo Inn, Ramada Limited, Red Roof Inn, Shoney's Inn, Super 8 and Motel 6. At December 31, 2000, there were 151 Rodeway Inn properties with a total of 9,868 rooms, open and operating in the United States and Canada, and an additional 17 properties with a total of 1,152 rooms under development in those two countries. During 2000, 8 Rodeway properties were added while 23 were terminated. The following chart summarizes the Rodeway system in the United States:

                            RODEWAY DOMESTIC SYSTEM

                                                                 As of and for the
                                   As of and for the Year Ended    Seven Months         As of and for the Year  Ended
                                             May 31,                   Ended                     December 31,
                                                                   December 31,
                                  ---------------------------------------------------------------------------------------
                                           1996         1997               1997        1997      1998      1999      2000
                                  ---------------------------------------------------------------------------------------
Number of properties, end of
 period.........................            201          217                209         209       196       166       147
Number of rooms, end of period..         12,547       13,509             12,997      12,997    12,447    10,613     9,605
Royalty fees ($000s)............        $ 2,506      $ 2,631            $ 1,756     $ 2,671   $ 2,678   $ 2,552    $2,391
Average occupancy percentage....           52.7%        52.7%              54.7%       51.4%     50.1%     50.7%     50.3%
Average daily room rate (ADR)...        $ 40.66      $ 41.15            $ 44.11     $ 43.15   $ 44.03   $ 45.57    $48.25
RevPAR..........................        $ 21.48      $ 21.68            $ 24.13     $ 22.20   $ 22.04   $ 23.09    $24.25

MainStay Suites. MainStay Suites, our newest hotel brand, is a midscale extended-stay lodging product targeted to travelers who book hotel rooms for five nights or more. The first MainStay Suites hotel, which Sunburst owns and manages, opened in Plano, Texas, in November 1996. As of December 31, 2000, there were 34 open hotels with 3,099 rooms and an additional 26 properties with 2,044 rooms under development. During 2000, 5 MainStay Suites properties were added.

          The MainStay/SM/ Suites brand is designed to fill the gap in the midscale category between existing upscale and economy extended-stay lodging products. Principal competitors brands include Candlewood Suites, Homestead Village, Sierra Suites and TownePlace Suites.

International Franchise Operations

     We conduct our international business through master franchise arrangements, direct franchise agreements, and investments in overseas hospitality companies that are involved with both hotel management and franchising. The use of our brands by third parties overseas are governed by master franchising agreements which generally provide the master franchisee with the right to the brands in a specific geographic region, usually for a fee. As of December 31, 2000, we had 1,148 franchise hotels in 37 countries outside of the United States. The following table illustrates the growth of our international operations over the two fiscal years ended May 31, 1997, for the seven month period ended December 31, 1997 and for the four fiscal years ended December 31, 2000.

                   COMBINED INTERNATIONAL FRANCHISE SYSTEM(1)

                                                                  As of and for the
                                        As of and for the Year    Seven Months Ended    As of and for the Year  Ended
                                                Ended                December 31,                December 31,
                                               May 31,
                                       ------------------------------------------------------------------------------
                                              1996        1997         1997        1997      1998      1999      2000
                                       ------------------------------------------------------------------------------
Number of properties, end of
 period.............................           557         563          605         605       632     1,125     1,148
Number of rooms, end of period......        46,843      47,603       50,639      50,639    53,095    80,134    84,389
Royalty fees ($000s)................       $ 1,586     $ 1,672      $   958     $ 2,303   $ 4,902   $ 6,949   $ 5,286

(1) Master franchise contracts do not currently require the reporting of operating statistics (e.g. average occupancy percentage and average daily room rate) of the underlying hotels, thus RevPAR is not calculated for foreign hotels.

     Europe. Through our relationships with Friendly Hotels, PLC ("Friendly") and Choice Hotels Scandinavia ("CHS"), we are the second largest branded hotel chain in Europe. As of December 31, 2000, Friendly's portfolio consisted of 305 properties which were owned, managed or franchised. CHS had 107 open properties at December 31, 2000.

     In May 1996, we granted to Friendly a master franchise agreement for the United Kingdom and Ireland. In January 1998, we also granted Friendly the master franchise rights for the Comfort, Quality, Clarion, and Sleep brands throughout continental Europe (excluding Scandinavia) for a ten-year period. In exchange, we received shares of common stock and were to receive an $8.0 million payment, payable in eight equal annual installments.

     As of December 31, 2000, we held 1,083,333 shares of common stock and 23,624,742 shares of 5.75% convertible preferred stock in Friendly. The preferred shares were convertible for one new Friendly common share for every 150 pence nominal of the preferred convertible shares.

     We have the right to appoint three directors to the board of Friendly. Given our ability to exercise significant influence over the operations of Friendly, the equity method of accounting is applied.

     On January 19, 2001, the shareholders of Friendly approved a capital reorganization and new strategic direction for Friendly. The capital reorganization is intended to provide Friendly with a stronger financial structure that will enable it to achieve its new strategic plan and to leverage its close association with us.

     Pursuant to the capital reorganization, we waived all master, royalty, and marketing fees due from Friendly under the continental European and United Kingdom and Republic of Ireland master franchise agreements for the period between December 27, 1999 and December 31, 2005 and provided a 7.8 million [British Pounds] secured Letter of Credit, in consideration for, among other things, a reduction in the conversion price of our convertible preferred shares from 150 pence to 60 pence. Other modifications to our convertible preferred shares include a change in the dividend rate from 5.75% (payable in cash) to 2% per annum, if payable in additional convertible preferred shares. Friendly may alternatively elect to pay cash dividends at the rate of 3.5% per annum up until January 30, 2013 and thereafter at the rate of 5.75%. In addition, accrued dividends due to us as of February 7, 2001 were converted to additional convertible preferred shares of Friendly. Additionally in 2001, Friendly had drawn down 5.5 million [British Pounds] on the secured Letter of Credit.

     The impact of the reduction in the conversion price together with the conversion of dividend arrearage to additional convertible preferred shares, is to increase our fully diluted-ownership of Friendly, on a converted basis, from 44% to 69%. Friendly was also granted an option to settle the deferred consideration of $4.0 million pursuant to the January, 1998 transaction, in additional convertible preferred shares. In the event that Friendly settles this obligation before maturity, the amount payable shall be discounted at a rate of 10% per annum.

     We do not control Friendly nor have the requirement to consolidate Friendly for financial reporting purposes. Our fully diluted holding in Friendly is 69%, but voting rights in that percentage would only be granted to us if we converted the convertible preferred shares to ordinary shares. Currently we only have 5.4% of the voting rights. Additionally, we have appointed three of the eight existing directors to the board of Friendly, and therefore cannot control any vote. These appointed directors do not have the legal right under English law to vote on resolutions regarding matters where we are a related party.

     In addition to the capital reorganization, Friendly has entered into new arrangements with its bank group and commenced a non-core real estate asset disposal program to de-leverage its balance sheet. In order to enable its disposal program, Friendly revalued its real estate portfolio at December 31, 2000 and recognized a non-cash write-down of 49.1 million [British Pounds] pursuant to this revaluation. We recognized an equity loss of $(12.1) million for the year ended December 31, 2000 related to Friendly's revaluation and capital restructuring.

     Since the closing of the restructuring transaction in January 2001, we continue to closely monitor strategic options with respect to our investment in Friendly. In the event that Friendly's financial condition deteriorates, there may not be sufficient cash from operations and available credit lines to fund the business. In the event that Friendly cannot secure additional borrowings or equity, we will consider our strategic and financial options, including, but not limited to, i) stand-aside to additional funding requirements which would likely result in the insolvency of Friendly, a further or complete write-down of our investment in Friendly and taking back our franchising rights for the UK, Ireland and continental Europe, or ii) conversion of our convertible preferred shares into ordinary equity resulting in control of and full consolidation of Friendly.

Canada. We conduct our operation in Canada through Choice Hotels Canada, Inc. a joint venture owned 50% by us and 50% by W-westmont, a subsidiary of Westmont Hospitality. Choice Hotels Canada is the largest lodging organization in Canada with 236 franchised properties open as of December 31, 2000.

Australia. In June 1998, we entered into a strategic alliance with Flag International Limited ("FIL"). Pursuant to the transaction, a subsidiary of FIL, Flag Choice Hotels ("FCH"), was formed to conduct franchise operations in Australia. Through July 2002, we are obligated to provide a loan facility to FCH in an amount up to A$5.0 million, of which A$3.75 million may be converted to an additional 15% equity holding in FCH. As of December 31, 2000, we held 15% of FCH through the conversion of A$1.875 million in notes and held one seat on FCH's board of directors. Upon conversion of the remaining amounts, we will be entitled to an additional board seat. As of December 31, 2001, FCH had 55 franchised properties opened under the Choice brands and 356 franchised hotels under the Flag brands. Through ongoing discussions with individual property owners, FCH will continue its efforts to convert appropriate Flag branded properties to the appropriate Choice brands.

Other International Relationships. We have various master franchise and area representative arrangements in place with local hotel management and franchising companies located in South America, India, New Zealand, Central America, Japan, Indonesia, and Egypt. In addition, the Company has direct franchise relationships with six properties in the Caribbean, two properties each in Thailand, Malaysia, and Lebanon, and one property each in China, Dubai, and Tunisia.


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

          At December 31, 2000, we employed approximately 35 sales directors, each of whom is responsible for a particular region or geographic area. Sales directors contact potential franchisees directly and receive compensation based on sales generated. Franchise sales efforts emphasize the benefits of affiliating with one of the Choice brands, our commitment to improving RevPAR, our television, radio and print brand advertising campaigns, the Choice reservation system, our training and support systems (including our proprietary property management system) and our history of growth and profitability. Because the Choice brands cover a broad spectrum of the lodging marketplace, we are able to offer each prospective franchisee a brand that fits its needs, lessening the chances that the prospective franchisee would need to consider a competing franchise system.

          Because retention of existing franchisees is important to our growth strategy, we created a formal Impact Policy in 1992, which was revised in July, 1999, which offers existing franchisees the right to object to a same-brand property within a 15 mile radius. The Impact Policy protects franchisees from the opening of a same-brand property within a specific distance, which can range from one to seven miles, depending upon the market in which the property is located. We believe that it is the only major franchise company to routinely offer such territorial protection to its franchisees.

          During fiscal 2000, Choice received 801 franchise applications, signed 298 franchise agreements and placed 274 new properties into operation in the United States under the Choice brands. Of those placed into operations, 170 were newly constructed hotels. By comparison, during the twelve month period ended December 31, 1999, we received 788 franchise applications, signed 318 franchise agreements and added 279 new properties into operation in the U.S. An application received may not always result in a signed franchise agreement during the year received or at all due to an applicant being unable to obtain financing or because the Company and the applicant are unable to agree on the financial terms of the franchise agreement.

          In 2000, we continued to place great focus on enforcing quality standards. Terminations for properties on-line that failed to meet quality assurance standards and contractual obligations were 161 properties in 2000 and 193 properties in 1999.


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

          The standard franchise agreements typically require our franchisees to pay the following fees:

                              Quoted Fees by Brand

                                                    Initial Fee
                                                     Per Room/           On-Going Fees as a Percentage of Gross Room Revenues
                                                                      -------------------------------------------------------------
                  Brand                               Minimum            Royalty Fees         Marketing Fees      Reservation Fees
                  -----                             ---------------   -------------------    ----------------    ------------------

Comfort Inn...............................            $300/$50,000                  5.25%              2.1%             1.75%
Comfort Suites............................            $300/$50,000                  5.25%              2.1%             1.75%
Quality Inn...............................            $300/$35,000                   4.0%              2.1%             1.75%
Quality Suites............................            $300/$50,000                   4.0%              2.1%             1.25%
Sleep Inn.................................            $300/$40,000                   4.5%              2.1%             1.75%
Clarion...................................            $300/$40,000                  3.75%              1.0%             1.25%
Econo Lodge...............................            $250/$25,000                   4.0%              3.5%(1)            --
MainStay Suites...........................            $300/$30,000                   4.5%              2.5%(1)            --
Rodeway...................................            $250/$25,000                   3.5%             1.25%             1.25%

___________________

(1)  Fee includes both Marketing and Reservation Fees.

          We have increased our average royalty rate since fiscal year 1993, primarily by raising the quoted royalty fee for Comfort Inn franchisees to 5.25% of annual gross room revenues ("GRR") from 4.0% of GRR in 1993, and by increasing the number of higher royalty fee contracts in the franchise system. For the twelve months ended December 31, 2000, our average royalty rate for all Choice domestic brand hotels was 3.85%. We believe that our average royalty rate will continue to increase by adding new franchisees at higher royalty rates.

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

Central Reservation System.

          On average, approximately 37.6% of the room nights booked at franchisees' properties are reserved through a central reservation system, which is supported by our toll-free telephone reservation system, our proprietary Internet site, and global distribution systems. Our reservation system consists of a computer reservation system known as CHOICE 2001, three reservation centers in North America and several international reservation centers run by us or our master franchisees. Operators trained on the CHOICE 2001 system can match each caller with a Choice-branded hotel meeting the caller's needs. It provides an instant data link to our franchised properties as well as to the Amadeus, Galileo, SABRE and Worldspan airline reservation systems that facilitates the reservation process for travel agents. We also offer our rooms for sale on our own proprietary Internet site as well as those of other travel companies.

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

Property Management System. Our proprietary property and yield management system, Profit Manager by Choice Hotels, is designed to help franchisees maximize profitability and compete more effectively by managing their rooms inventory, rates and reservations. The Profit Manager system synchronizes each hotel's inventory with the CHOICE 2001 system, giving reservation sales agents last room sell capabilities at every hotel. Profit Manager includes a revenue management feature that calculates and suggests optimum rates and length of stays based on each hotel's past performance and projected occupancy. We believe that Profit Manager provides Choice Hotels with a competitive advantage over hotels and franchise systems that do not have standardized property and yield management systems.

          As of March 9, 2001, 2,353 hotels in the United States and Canada are using Profit Manager, with 1,562 of those hotels utilizing the revenue management function.

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

          Numerous marketing programs are conducted which target specific groups, including senior citizens, motorist club members, families, government and military employees, and meeting planners. Other marketing efforts include domestic and international trade show programs, publication of group and tour rate directories, direct-mail programs, centralized commissions for travel agents, fly-drive programs in conjunction with major airlines, and annual publication of a Travel and Vacation Directory.

          In 1998, we launched a program called Guest Privileges at four of our brands (Comfort, Clarion, Quality and Sleep) to attract and retain frequent travelers. As of December 31, 2000, the program had 899,200 members. In 2001, Choice intends to rename the program to Choice Privileges.

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

          To encourage compliance with quality standards, various brand-specific incentives are offered to franchisees who maintain consistent quality standards. We identify franchisees whose properties operate below minimum quality standards and assist them in complying with brand specifications. Franchisees who fail to improve on identified quality matters may be subject to consequences ranging from written warnings to termination of the franchisee's franchise agreement. During the twelve months ended December 31, 2000, 79 domestic properties were terminated for failure to maintain minimum quality assurance scores.

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

          Training is conducted by a variety of methods, including group instruction seminars and video programs. We have developed an interactive computer-based training system that will train hotel employees at their own pace. Franchisees will be required to purchase hardware to operate the training system, and will use software developed by us.

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

          Some of the past programs include: (i) a Second Mortgage Financing program under which the Company offered second mortgage financing for the development and construction of Quality Inn, Quality Suites, Quality Inn and Suites, Main Stay Suites and Sleep Inns; (ii) an Econo Lodge exterior renovation program under which forgivable loans up to an amount of $17,500 per property were given to qualified Econo Lodge franchisees for standardized exterior renovation; and (iii) a "Construction to Permanent Financing" program under which Salomon Smith Barney together with Suburban Capital Markets Inc. offered $100 million in financing per year to qualified franchises and the Company guaranteed such loans with a maximum guarantee amount of $10 million. At December 31, 2000, loans outstanding under the above programs were $2.2 million, $4.4 million and $6.0 million, respectively, and the Company's guarantee covered $3.0 million in loans.


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

          Choice is the second largest hotel franchisor in the world in terms of number of open hotels. In the United States, Cendant Corporation (formerly HFS, Inc.), with over 6,200 franchised hotels, is the largest franchisor. Bass Hotels & Resorts has 2,221, Hilton has 1,824, Marriott International, Inc. has 1,777, Accor has 1,174, Carlson Hospitality has 500, and Starwood Hotels and Resorts has 396 properties./(1)/

_____________________________
/(1)/ Source: Smith Travel Research

          Our prospects for growth are largely dependent upon the ability of our franchisees to compete in the lodging market, since our franchise system revenues are based on franchisees' gross room revenues.

          The ability of a hotel to compete may be affected by a number of factors, including the location and quality of its property, the number and quality of competing properties nearby, its affiliation with a recognized name brand, and general regional and local economic conditions. The effect of local economic conditions on our results is substantially reduced by the geographic diversity of our franchised properties, which are located in all 50 states and in 37 other countries, as well as its range of products and room rates.


Service Marks and Other Intellectual Property

          The service marks Quality, Comfort, Clarion, Sleep, Econo Lodge, Rodeway, MainStay and related marks and logos are material to our business. We, directly and through our franchisees, actively use these marks. All of the material marks are registered with the United States Patent and Trademark Office. In addition, we have registered certain of our marks with the appropriate governmental agencies in over 100 countries where we are doing business or anticipate doing business in the foreseeable future. We seek to protect our brands and marks throughout the world, although the strength of legal protection available varies from country to country.

Seasonality

          Our principal sources of revenues are franchise fees based on the gross room revenues of our franchised properties. We experience seasonal revenue patterns similar to those of the lodging industry in general. This seasonality can be expected to cause quarterly fluctuations in our revenues, profit margins and net income.

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


Employees

          We employ domestically approximately 1,915 people as of December 31, 2000. None of our employees are represented by unions or covered by collective bargaining agreements. We consider our relations with our employees to be satisfactory.

Item 2.   Properties

          Our principal executive offices are located at 10750 Columbia Pike, Silver Spring, Maryland 20901. The offices are leased from a third party. We own our reservation system offices in Phoenix, AZ, Minot, ND, and two call centers in Grand Junction, CO, which we had previously leased. We also occupy additional space in Toronto, Canada, on a month-to-month basis. In addition, we lease 6 sales offices across the United States. Management believes that its executive, reservation systems and sales offices are sufficient to meet its present needs and does not anticipate any difficulty in securing additional or alternative space, as needed, on terms acceptable to the Company.

          In September 2000, we acquired three MainStay Suites hotels from Sunburst. The hotels are located in Brentwood, TN, Pittsburgh, PA and Greer, SC.

Item 3.   Legal Proceedings

          The Company is not a party to any litigation, other than routine litigation incidental to its business. None of such litigation, either individually or in the aggregate, is expected to be material to the business, financial condition or results of operations of the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

EXECUTIVE OFFICERS OF CHOICE HOTELS INTERNATIONAL, INC.

     The name, age, title, present principal occupation, business address and other material occupations, positions, offices and employment of each of the executive officers of the Company are set forth below. The business address of each executive officer is 10750 Columbia Pike, Silver Spring, Maryland 20901, unless otherwise indicated.

          Name                                      Age      Position
          ----                                      ---      --------
Stewart Bainum, Jr........................          54       Chairman of the Board of  Directors
Charles A. Ledsinger, Jr..................          51       Chief Executive Officer and President
Steven T. Schultz......................             54       Executive Vice President, Franchise Operations
Thomas Mirgon.............................          44       Senior Vice President, Administration
Bruce N. Haase............................          40       Senior Vice President, International
Michael J. DeSantis.......................          42       Senior Vice President, General Counsel and Secretary
Joseph M. Squeri..........................          35       Senior Vice President, Chief Financial Officer and Treasurer
Gary Thomson..............................          46       Senior Vice President, Chief Information Officer
Wayne Wielgus.............................          46       Senior Vice President, Marketing
Daniel Rothfeld...........................          41       Senior Vice President, E-Commerce & Emerging Business
Gregory Bublitz...........................          45       Vice President, Finance and Controller

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

          Steven T. Schultz. Executive Vice President, Domestic Hotels of the Company since May 1999; Executive Vice President and Chief Development Officer of La Quinta Inns, Inc. from 1997 to April 1999; Senior Vice President-Development of La Quinta Inns, Inc. from 1992 to 1997.

          Bruce N. Haase, Senior Vice President, International of the Company since October 2000. He was Vice President - Finance and Treasurer from April 2000 until October 2000. He was Vice President, Finance and Treasurer of The Ryland Group, Inc., in Columbia, Maryland, from August 1999 until March 2000 and Vice President and Treasurer from October 1995 until August 1999.

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

     Gary Thomson. Senior Vice President and Chief Information Officer of Choice since August 2000. He was Vice President - Information Systems Technologies from November 1993 until August 2000.

     Wayne Wielgus. Senior Vice President, Marketing of Choice September 2000. He was Vice President, Marketing of Best Western International, Inc., in Phoenix, Arizona, from 1996 until September 2000.

     Daniel Rothfeld. Senior Vice President, E-Commerce and Emerging Business Opportunities since December 2000. He was Vice President - Partner Services from December 1997 until December 2000 and Vice President of Corporate Services of Interim Services, Inc., in Ft. Lauderdale, Florida, from January 1987 until December 1997.

     Gregory Bublitz. Vice President, Finance and Controller of Choice since December 2000. He was Vice President - Finance from January 2000 until December 2000. He was an independent business consultant in Columbia, Maryland, from February 1999 until December 1999. He was Vice President and CFO of Wise Metals Co., Inc., in Linthicum, Maryland, from October 1996 until January 1999 and Vice President, Marketing & Customer Service for Alumax Primary Aluminum Corporation, in Norcross, Georgia, from August 1995 until September 1996.


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

          The shares of the Company's Common Stock are listed and traded on the New York Stock Exchange. The following table sets forth information on the high and low prices of the Company's Common Stock for the two most recent fiscal years.


                 QUARTERLY MARKET PRICE RANGE OF COMMON STOCK
                                  (Unaudited)

         Quarters Ended                      Market Price Per Share
         ----------------------------------------------------------

                                                 High            Low
           -----------------------------------------------------------
           FISCAL 2000
             March                            $ 17.375     $   13.50
             June                               15.9375         9.9375
             September                          11.1875         7.50
             December                           14.25           8.875

           FISCAL 1999
              March                           $ 14 3/8     $   12 5/6
              June                              19 3/4         13 3/16
              September                         17 1/2         15 1/8
              December                          17 3/16        13 11/16


     The Company paid no dividends during the twelve month period ended December 31, 2000. The Company does not anticipate the payment of any cash dividends on its common stock in the foreseeable future. Payment of dividends on Company common stock will also be subject to limitations as may be imposed by the Company's credit facilities from time to time. The declaration of dividends will be subject to the discretion of the Board of Directors.

     As of March 20, 2001, there were 3,436 record holders of Company common stock.

     Item 6.   Selected Financial Data.


               The required information is included on page 1 of the 2000 Annual Report and is incorporated herein by reference.

     Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The required information is included in the 2000 Annual Report and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

At December 31, 2000 and 1999, the Company had $297.2 million and $307.4 million of debt outstanding at effective interest rates of 7.3% and 6.6%, respectively, after the impact of interest rate swaps is taken into account. A hypothetical change of 10% in the Company's effective interest rate from year-end 2000 levels would increase or decrease interest expense by $1.4 million. The Company will refinance the $150 million variable rate term loan as it amortizes throughout the expected maturity dates. Upon expiration of the Credit Facility in 2002, the Company expects to refinance its obligations. For more information related to the Company's use of interest rate instruments, see Long-Term Debt and Notes Payable, Interest Rate Hedges and Fair Value of Financial Instruments in the Notes to the Consolidated Financial Statements.

The Company is also exposed to fluctuations in foreign currency relating to its preferred stock investment in Friendly Hotels, PLC which is denominated in British Pounds. The Company does not have any derivative financial instruments related to its foreign investments.

Item 8.   Financial Statements and Supplementary Data.

          The required information is included in the 2000 Annual Report and is incorporated herein by reference. See Item 14 for the Index to Financial Statements and Schedules.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

          The required information on directors will be contained in the Company's Proxy Statement, and reference is expressly made to the Proxy Statement for the specific information incorporated in this Form 10-K. The required information on executive officers is set forth in Part I of this Form 10-K under an unnumbered item captioned "Executive Officers of Choice Hotels International, Inc."

Item 11.  Executive Compensation.

          The required information will be set forth under "Executive Compensation" and "Board Compensation Committee Report on Executive Compensation--Compensation of the Chief Executive Officer" in the Company's Proxy Statement, and reference is expressly made to the Proxy Statement for the specific information incorporated in this Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          The required information will be set forth under "Security Ownership of Certain Beneficial Owners and Executive Officers" and "Board of Directors" in the Company's Proxy Statement, and reference is expressly made to the Proxy Statement for the specific information incorporated in this Form 10-K.

Item 13.  Certain Relationships and Related Transactions.

          The required information will be set forth under "Certain Relationships and Related Transactions" and "Board of Directors--Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement, and reference is expressly made to the Proxy Statement for the specific information incorporated in this Form 10-K.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   (a)    List of Documents Filed as Part of this Report

          1.   Financial Statements

          The following information is included on the corresponding pages of the 2000 Annual Report:


          Report of Independent Public Accountants.........     p. 31
          Consolidated Statements of Income................     p. 32
          Consolidated Balance Sheets......................     p. 33
          Consolidated Statements of Cash Flows............     p. 34
          Consolidated Statements of
          Shareholders' Equity and Comprehensive Income....     p. 35
          Notes to Consolidated Financial Statements....... pp. 36-50

          2    Financial Statement Schedules

          The following reports are filed herewith.

          Report of Independent Public Accountants on Schedule.............
          Consent of Independent Public Accountants........................
          Schedule II -- Valuation and Qualifying Accounts..................

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

4.04(j) Third Amendment to Credit Agreement, dated as of April 9, 1998 among Choice Hotels International, Inc., Chase Manhattan Bank, as agent, and certain Lenders.

4.05(j) Fourth Amendment to Credit Agreement, dated as of December 16, 1998, among Choice Hotels International, Inc., Chase Manhattan Bank, as agent, and certain Lenders.

4.06(k) Fifth Amendment to Credit Agreement dated March 19, 1999 among Choice Hotels International, Inc., Chase Manhattan Bank as agent, and certain lenders.

4.07* Sixth Amendment to Credit Agreement dated February 2, 2001 among Choice Hotels International, Inc., Chase Manhattan Bank as agent, and certain lenders.

4.08(h) Registration Agreement dated April 28, 1998 between Choice Hotels International, Inc. and Salomon Brothers, Inc., Bear Stearns & Co. Inc. and Lehman Brothers Inc.

4.09(h) Indenture dated as of May 4, 1998, by and among the Company, Quality Hotels Europe, Inc., QH Europe Partnership and Marine Midland Bank, as Trustee, with respect to the 7.125% Senior Notes due 2008 of the Company.

4.10(h) Specimen certificate of 7.125% Senior Note due 2008 (Original Note) (Attached as an exhibit to the Indenture set forth as Exhibit 4.08)

4.11(h) Specimen certificate of 7.125% Senior Note due 2008 (Exchange Note) (Attached as an exhibit to the Indenture set forth as Exhibit 4.08)

4.12(b) Guarantee Agreement dated October 15, 1997 between Quality Hotels Europe, Inc. and The Chase Manhattan Bank.

4.13(b) Supplement No. 1 to the guarantee Agreement dated April 28, 1998 among Choice Hotels International, Inc., Quality Hotels Europe, Inc., QH Europe Partnership and The Chase Manhattan Bank.

4.14(b) Indemnity, Subrogation and Contribution Agreement, dated April 28, 1998 among Choice Hotels International, Inc., Quality Hotels Europe, Inc., QH Europe Partnership and The Chase Manhattan Bank.

4.15(g) Rights Agreement, dated as of February 19, 1998, between Choice Hotels International, Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent.

10.01(l) Amended and Restated Employment Agreement between Choice Hotels International, Inc. and Charles A. Ledsinger, Jr. dated April 13, 1999.

10.02(d) Distribution Agreement dated as of October 15, 1997 by and between Choice Hotels International, Inc. (renamed Sunburst Hospitality Corporation) and Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

10.03(d) Tax Sharing Agreement dated as of October 15, 1997 by and between Choice Hotels International, Inc. (renamed Sunburst Hospitality Corporation) and Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

10.04(d) Employee Benefits Allocation Agreement dated as of October 15, 1997 by and between Choice Hotels International, Inc. (renamed Sunburst Hospitality Corporation) and Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

10.05(d) Strategic Alliance Agreement dated as of October 15, 1997 by and between Choice Hotels International, Inc. (renamed Sunburst Hospitality Corporation) and Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

10.07(d) Amended and Restated Employment Agreement dated as of October 15, 1997 by and between Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.) and Stewart Bainum, Jr.

10.08(i) Amended and Restated Employment Agreement dated April 13, 1999 by and between Choice Hotels International, Inc. and Thomas Mirgon

10.09(j) Omnibus Amendment Agreement dated December 28, 1998 between Choice Hotels International, Inc. and Sunburst Hospitality Corporation.

10.10(m) Second Omnibus Amendment Agreement dated February 29, 2000 between Choice Hotels International, Inc. and Sunburst Hospitality Corporation.

10.11(f) Choice Hotels International, Inc. Non-Employee Director Stock Option and Deferred Compensation Stock Purchase Plan.

10.12(f) Choice Hotels International, Inc. 1997 Non-Employee Director Stock Compensation Plan.

10.13(f)   Choice Hotels International, Inc. 1997 Long-Term Incentive Plan.

10.14(i) Second Amended and Restated Employment Agreement dated April 13, 1999 between Choice Hotels International, Inc. and Michael J. DeSantis.

10.15(j) Commercial Lease dated May 29, 1998 among Columbia Pike I, LLC and Colesville Road, LLC (each an assignee of Manor Care, Inc.) and Choice Hotels International, Inc.

10.16(i) Employment Agreement dated May 13, 1999 between Choice Hotels International, Inc. and Steven T. Schultz.

10.17(i) Employment Agreement dated June 3, 1999 between Choice Hotels International, Inc. and Joseph M. Squeri.

10.18(n) Employment Agreement dated May 3, 2000 between Choice Hotels International, Inc. and Daniel Rothfeld.

10.19(n) Employment Agreement dated August 18, 2000 between Choice Hotels International, Inc. and Wayne Wielgus.

10.20*     Amended and Restated Supplemental Executive Retirement Plan.

13.01*     Annual Report to Shareholders

21.01*     Subsidiaries of Choice Hotels International, Inc.

23.01*     Consent of Arthur Andersen LLP

27.01*     Financial Data Schedule

-----------------------

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

(m) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Annual Report on Form 10-k for the year ended December 31, 1999, filed March 30, 2000.

(n) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 14, 2000.

(b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2000.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CHOICE HOTELS INTERNATIONAL, INC.



                              By:     /s/ Charles A. Ledsinger, Jr.
                                    ------------------------------------
                                    Charles A. Ledsinger, Jr.
                                    President and Chief Executive Officer

Dated:  March 30, 2001

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

             Signature                                Title                                    Date
             ---------                                -----                                    ----
  /s/ Stewart Bainum, Jr.                      Chairman, Director                         March 30, 2001
------------------------------------
      Stewart Bainum, Jr.

  /s/ Charles A. Ledsinger, Jr.          President, Chief Executive Officer &             March 30, 2001
------------------------------------
   Charles A. Ledsinger, Jr.                         Director

     /s/ Barbara Bainum                              Director                             March 30, 2001
------------------------------------
        Barbara Bainum

  /s/ Larry R. Levitan                               Director                             March 30, 2001
------------------------------------
        Larry R. Levitan

  /s/ William L. Jews                                Director                             March 30, 2001
------------------------------------
      William L. Jews

   /s/ Gerald W. Petitt                              Director                             March 30, 2001
------------------------------------
       Gerald W. Petitt

   /s/ Raymond E. Schultz                            Director                             March 30, 2001
------------------------------------
      Raymond E. Schultz

  /s/ Jerry E. Robertson                             Director                             March 30, 2001
------------------------------------
      Jerry E. Robertson

  /s/ Joseph M. Squeri                     Senior Vice President, Chief                   March 30, 2001
------------------------------------
      Joseph M. Squeri                    Financial Officer and Treasurer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Choice Hotels International, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Choice Hotels International, Inc.'s and Subsidiaries ("the Company") annual report to shareholders incorporated by reference in this Form 10-K, and have issued our opinion thereon dated February 2, 2001. Our audit was made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule listed in the index under Item 14(a)2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




                                                     /s/ Arthur Andersen LLP


Vienna, Virginia
February 2, 2001

              CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                           (In thousands of dollars)

                                                                       Charges (Credits) to                       Balance at
                                               Balance at Beginning           Profit            Write-Offs/           End
                 Description                         of Period               and Loss           Deductions         of  Period
                 -----------                         ---------               --------           ----------         ----------
Accounts Receivable:

Year ended December 31, 2000
    Allowance for doubtful accounts                  $6,691                  $ (585)             $  (352)            $5,754
                                                     ======                  ======              =======             ======
Year ended December 31, 1999
    Allowance for doubtful accounts                  $8,082                  $  588              $(1,979)            $6,691
                                                     ======                  ======              =======             ======
Year ended December 31, 1998
    Allowance for doubtful accounts                  $7,608                  $1,473              $ (999)             $8,082
                                                     ======                  ======              ======              ======

                                                                       Charges (Credits) to                       Balance at
                                               Balance at Beginning           Profit            Write-Offs/           End
                 Description                         of Period               and Loss           Deductions         of  Period
                 -----------                         ---------               --------           ----------         ----------
Restructuring Liability:

Year ended December 31, 2000
    Restructuring allowance                          $      -               $5,637               $ (537)              $ 5,100
                                                     ========               ======               ======               =======