Form 10-Q
period 2001-03-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2001-05-11
CIK 1046311

================================================================================


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


FOR THE QUARTER ENDED MARCH 31, 2001                 COMMISSION FILE NO. 1-11915


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
                                                        Yes  X      No
                                                           -----      -----


                                                         SHARES OUTSTANDING
         CLASS                                            AT MARCH 31, 2001
-----------------------                               ------------------------
Common Stock, $0.01
par value per share                                        45,311,738
                                                           ----------


==============================================================================

                       CHOICE HOTELS INTERNATIONAL, INC.

                                     INDEX
                                     -----

                                                                                  PAGE NO.
                                                                                  --------


PART I.  FINANCIAL INFORMATION:

    Condensed Consolidated Balance Sheets -

         March 31, 2001 (Unaudited) and December 31, 2000                                3

    Consolidated Statements of Income -

         Three months ended March 31, 2001 and March 31, 2000 (Unaudited)                5

    Consolidated Statements of Cash Flows -

         Three months ended March 31, 2001 and March 31, 2000 (Unaudited)                6

    Notes to Consolidated Financial Statements (Unaudited)                               7

    Management's Discussion and Analysis of Operations and Financial Condition           9

    Quantitative and Qualitative Analysis of Market Risk                                 11

PART II.  OTHER INFORMATION AND SIGNATURE                                                12

                          PART I. FINANCIAL INFORMATION

                        CHOICE HOTELS INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                             March 31, 2001           December 31, 2000
                                                                             --------------           -----------------
                                                                              (Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents                                                        $ 7,080                $ 19,701

Receivables (net of allowance for doubtful
 accounts of $5,529 and $5,754, respectively)                                     30,539                  31,865

Income taxes receivable and other current assets                                       -                     520
                                                                                --------                --------

  Total current assets                                                            37,619                  52,086

PROPERTY AND EQUIPMENT, AT COST, NET OF
 ACCUMULATED DEPRECIATION                                                         74,610                  72,946

GOODWILL, NET OF ACCUMULATED AMORTIZATION                                         62,152                  62,663

FRANCHISE RIGHTS, NET OF ACCUMULATED AMORTIZATION                                 38,436                  39,163

INVESTMENT IN FRIENDLY HOTELS, PLC                                                32,622                  34,616

ADVANCES TO MARKETING AND RESERVATION FUNDS                                       58,383                  57,824

OTHER ASSETS                                                                      26,484                  27,330

NOTE RECEIVABLE FROM SUNBURST HOSPITALITY CORP.                                   35,962                 137,492
                                                                                --------                --------

  Total assets                                                                  $366,268                $484,120
                                                                                ========                ========



             The accompanying notes are an integral part of these
                    condensed consolidated balance sheets.

                        CHOICE HOTELS INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                        March 31, 2001           December 31, 2000
                                                                        --------------           -----------------
                                                                         (Unaudited)
LIABILITIES & EQUITY

CURRENT LIABILITIES

 Current portion of long-term debt                                         $ 53,246                    $ 50,046
 Accounts payable                                                            13,413                      15,964
 Accrued expenses                                                            25,105                      27,818
 Income taxes payable                                                         4,609                           -
                                                                           --------                    --------

 Total current liabilities                                                   96,373                      93,828
                                                                           --------                    --------

LONG-TERM DEBT                                                              224,658                     247,179
                                                                           --------                    --------

DEFERRED INCOME TAXES ($38,835 and $39,573,
 respectively) AND OTHER LIABILITIES                                         52,637                      53,020
                                                                           --------                    --------

 Total liabilities                                                          373,668                     394,027
                                                                           --------                    --------

SHAREHOLDERS' (DEFICIT) EQUITY

 Common stock, $.01 par value                                                   455                         526
 Additional paid-in-capital                                                  58,896                      55,245
 Accumulated other comprehensive loss                                          (593)                        (54)
 Deferred compensation                                                       (3,805)                     (1,300)
 Treasury stock                                                            (234,601)                   (129,172)
 Retained earnings                                                          172,248                     164,848
                                                                           --------                    --------

 Total shareholders' (deficit) equity                                        (7,400)                     90,093
                                                                           --------                    --------

  Total liabilities & shareholders' (deficit) equity                       $366,268                    $484,120
                                                                           ========                    ========



             The accompanying notes are an integral part of these
                    condensed consolidated balance sheets.

                        CHOICE HOTELS INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                     Three Months Ended
                                                           March 31, 2001            March 31, 2000
                                                           --------------            --------------
                                                                       (Unaudited)
REVENUES

Royalty fees                                                  $26,956                    $24,885
Initial franchise and relicensing fees                          2,318                      3,348
Partner service revenue                                         1,936                      2,298
Hotel operations                                                  784                          -
Other                                                           1,356                      1,114
                                                              -------                    -------
     Total revenues                                            33,350                     31,645
                                                              -------                    -------
OPERATING EXPENSES

Selling, general and administrative                            12,489                     12,228
Hotel operations                                                  520                          -
Depreciation and amortization                                   2,890                      2,502
                                                              -------                    -------
     Total operating expenses                                  15,899                     14,730
                                                              -------                    -------
OPERATING INCOME                                               17,451                     16,915

OTHER

Interest and dividend income                                   (1,150)                    (3,865)
Interest expense                                                4,312                      4,616
Equity loss on Friendly Hotels, PLC                             2,158                      1,725
                                                              -------                    -------
     Total other                                                5,320                      2,476
                                                              -------                    -------

INCOME BEFORE INCOME TAXES                                     12,131                     14,439

INCOME TAXES                                                    4,731                      5,631
                                                              -------                    -------

NET INCOME                                                    $ 7,400                    $ 8,808
                                                              =======                    =======

WEIGHTED AVERAGE SHARES OUTSTANDING                            45,798                     53,390
                                                              -------                    -------

DILUTED SHARES OUTSTANDING                                     46,282                     54,262
                                                              -------                    -------

BASIC EARNINGS PER SHARE                                      $  0.16                    $  0.16
                                                              =======                    =======

DILUTED EARNINGS PER SHARE                                    $  0.16                    $  0.16
                                                              =======                    =======


              The accompanying notes are an integral part of these
                       consolidated statements of income.

                        CHOICE HOTELS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)



                                                                                       Three Months Ended
                                                                              March 31, 2001      March 31, 2000
                                                                              --------------      --------------
                                                                                           (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                      $  7,400                   $ 8,808

Reconciliation of net income to net cash provided by operating activities:
  Depreciation and amortization                                                    2,890                     2,502
  Provision for bad debts                                                              -                       372
  Deferred income taxes and other                                                   (620)                    5,893
  Non-cash interest and dividend income                                           (1,122)                   (3,783)
  Equity loss on Friendly Hotels, PLC                                              2,158                     1,725

Changes in assets and liabilities:
  Change in receivables                                                            1,326                     4,300
  Change in income taxes payable/receivable and other                              5,385                    (2,781)
  Change in accounts payable and accrued expenses                                 (6,041)                   (4,199)
                                                                                 -------                   -------

 NET CASH PROVIDED BY OPERATING ACTIVITIES                                        11,376                    12,837
                                                                                 -------                   -------

CASH FLOW FROM INVESTING ACTIVITIES:

Investment in property and equipment                                              (5,577)                   (3,309)
Repayments from/advances (to) marketing and reservation funds, net                 2,325                   (17,155)
Proceeds from Sunburst Hospitality Corp. note                                    103,429                         -
Other items, net                                                                     (51)                    1,095
                                                                                 -------                   -------

 NET CASH PROVIDED (UTILIZED) BY INVESTING ACTIVITIES                            100,126                   (19,369)
                                                                                 -------                   -------

CASH FLOW FROM FINANCING ACTIVITIES:

Proceeds from long-term borrowings                                               121,400                    34,700
Principal payments of long-term borrowings                                      (140,737)                  (22,036)
Proceeds from exercise of stock options                                              643                       994
Purchase of treasury stock                                                      (105,429)                   (9,750)
                                                                                 -------                   -------

 NET CASH (UTILIZED) PROVIDED BY FINANCING ACTIVITIES                           (124,123)                    3,908
                                                                                 -------                   -------

Net change in cash and cash equivalents                                          (12,621)                   (2,624)
Cash and cash equivalents, beginning of period                                    19,701                    11,850
                                                                                 -------                   -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $  7,080                   $ 9,226
                                                                                ========                   =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash payments during the period for:
     Interest                                                                   $  3,866                   $ 3,300
     Income taxes, net of refunds                                                    349                     2,608
  Non-cash investing activities:
     Property assumed through the restructuring of
      Sunburst Hospitality Corp. receivable                                     $  1,475                         -



              The accompanying notes are an integral part of these
                     consolidated statements of cash flows.

                        CHOICE HOTELS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Company Information / Basis of Presentation - The accompanying consolidated financial statements of Choice Hotels International, Inc. (the "Company") and subsidiaries have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2000 and notes thereto included in the Company's Form 10-K, dated March 30, 2001. In the opinion of management, all adjustments (which include any normal recurring adjustments) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations. All intercompany transactions and balances between Choice Hotels International, Inc. and its subsidiaries have been eliminated. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

2. Comprehensive Income - During the three months ended March 31, 2001 and 2000, the Company's comprehensive income (consisting of net income plus/minus foreign currency translation adjustments and unrealized gains/losses on available for sale securities) was lower than net income by approximately $139,000 and $425,000, respectively.

3. Marketing and Reservation Funds - The Company presents marketing and reservation fees such that the fees collected and associated expenses are reported net. The total marketing, reservation, and property and yield management systems fees received by the Company were $34.2 million and $30.2 million for the three months ended March 31, 2001 and 2000, respectively. Depreciation and amortization expense incurred by the marketing and reservation funds was $2.9 million and $2.8 million for the three months ended March 31, 2001 and 2000, respectively, and is included in the Statement of Cash Flows as a reduction to the advances to marketing and reservation funds. Interest expense incurred by the reservation fund was $0.5 million and $1.1 million for the three months ended March 31, 2001 and 2000, respectively.

Reservation fees and marketing fees not expended in the current year are carried over to the next fiscal year and expended in accordance with the franchise agreements. Shortfall amounts are similarly recovered in subsequent years. Excess or shortfall amounts from the operation of these programs are recorded as a payable or receivable from the particular fund. The Company advances capital as necessary to the marketing and reservation funds to support the development and ongoing operations of the franchise system. As of March 31, 2001, the Company's balance sheet includes a receivable of $58.4 million related to advances made to the marketing ($22.1 million) and reservation ($36.3 million) funds. As of December 31, 2000, the Company's balance sheet includes a receivable of $57.8 million related to advances made to the marketing ($24.9 million) and reservation ($32.9 million) funds. The Company has the ability under existing franchise agreements and expects to recover these advances through future marketing, reservation and technology fees.

4. Income Taxes - The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The 2001 three month rate of 39% differs from the statutory rate primarily because of state income taxes.

5. Earnings Per Share - Basic earnings per share (EPS) amounts are computed by dividing earnings applicable to common shareholders by the weighted average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding.

6. Reportable Segment Information - The Company has a single reportable segment encompassing its franchising business. Franchising revenues are comprised of royalty fees, initial franchise and relicensing fees, and partner services revenue and other. Marketing and reservation fees and expenses are excluded from reportable segment information as such fees and associated expenses are reported net. Corporate and other revenue consists of the operations of three MainStay hotels. The Company does not allocate interest income, interest expense or income taxes to its franchising segment.

The following table presents the financial information for the Company's franchising segment.




                                                 Three Months Ended March 31, 2001
(In thousands)                         Franchising       Corporate & Other         Consolidated
                                    ----------------------------------------------------------------

Revenues                                   $32,566             $   784               $33,350
Operating income (loss)                     26,721              (9,270)               17,451



                                                  Three Months Ended March 31, 2000
                                       Franchising        Corporate & Other        Consolidated
                                    ----------------------------------------------------------------

Revenues                                   $31,645             $     -               $31,645
Operating income (loss)                     25,521              (8,606)               16,915




7. Restructuring Program - During 2000, the Company recognized $5.6 million in restructuring charges. The restructuring charges include severance and termination benefits for 176 employees (consisting of property and yield management system installers, reservation agents and field service administrative support), the cancellation of pre-existing international lease contracts, and the termination of its internet initiative launched in 1999.

The Company charged $1.9 million (including $1.7 million of termination benefits) against the restructuring liability during the three months ended March 31, 2001. All 176 employees, per the severance plan, were actually terminated. The Company expects the remaining $3.2 million restructuring liability to be paid in 2001.

8. Note Receivable From Sunburst - On January 5, 2001, the Company received from Sunburst Hospitality Corporation ("Sunburst"), $101.9 million, a parcel of land valued at approximately $1.5 million and a $35 million seven-year senior subordinated note bearing interest at 11 3/8% in settlement of the balance of the note.

9. Friendly Investment - In January 2001, Friendly Hotels, PLC ("Friendly"), the Company's master franchisor for the United Kingdom, Ireland and continental Europe, completed a comprehensive restructuring program to strengthen Friendly's balance sheet and improve its operations. The Company recorded equity losses related to its investment in Friendly of $2.2 million and $1.7 million for the three months ended March 31, 2001 and 2000, respectively, in accordance with Emerging Issues Task Force ("EITF") No. 99-10, "Percentage Used to Determine the Amount of Equity Method Losses." EITF No. 99-10 requires the Company to recognize changes in Friendly's hypothetical liquidated book value as an adjustment to the Company's recorded investment.

The Company continues to pursue various strategic options with respect to its investment in Friendly and business in Europe. In the event that such strategic alternatives are not viable and Friendly's financial condition deteriorates, there may not be sufficient cash from operations and available credit lines to fund the business.

In the event of such illiquidity, the Company does not intend to provide additional capital.

10. Recent Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires the recognition of the fair value of derivatives in the statement of financial position, which changes in the fair value recognized either in earnings or as a component of other comprehensive income dependent upon the hedging nature of the derivative. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company's adoption of SFAS No. 133 did not have an impact on the Company's earnings or other comprehensive income.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------

Comparison of Three Month Period Ended March 31, 2001 Operating Results and
----------------------------------------------------------------------------
Three Month Period Ended March 31, 2000 Operating Results
---------------------------------------------------------

The Company recorded net income of $7.4 million, or $0.16 per diluted share, for the quarter ended March 31, 2001, compared to net income for the same period of 2000 of $8.8 million, or $0.16 per diluted share. The decrease in net income for the period is primarily attributable to a decrease of $2.7 million in the amount of interest income earned on the lower note receivable balance from Sunburst as a result of the settlement of the Company's previous note receivable balance, coupled with a reduction of $0.8 million in relicensing fees.

Franchise Revenues
------------------

The Company's net franchise revenues were $33.4 million and $31.6 million for the three months ended March 31, 2001 and 2000, respectively. Royalties increased $2.1 million to $27.0 million in 2001 from $24.9 million in 2000, an increase of 8.3%. The increase in royalties is attributable to a net increase of 137 franchised hotels during the twelve month period between March 31, 2000 and March 31, 2001 (representing an additional 10,250 rooms), an increase in domestic RevPAR of 4.9% from $26.94 in first quarter 2000 to $28.25 in 2001 and a royalty rate improvement of four basis points. Initial and relicensing fees decreased to $2.3 million from $3.3 million in 2000 as a result of a drop in overall relicensing fees, which are generated by the Company when there is a change in control over one of the Company's franchised hotels. The number of relicensing transactions dropped to 34 during the three months ended March 31, 2001 from 60 during the corresponding period in 2000. Overall, the Company signed 57 and 59 hotel franchise contracts during the three months ended March 31, 2001 and 2000, respectively.

The total number of domestic hotels online increased to 3,213 from 3,143, an increase of 2.2% for the three months ended March 31, 2001, as compared to the corresponding prior year period. This represents an increase in the number of rooms open of 0.9% from 259,831 as of March 31, 2000 to 262,264 as of March 31, 2001. As of March 31, 2001, the Company had 487 hotels under development in its domestic hotel system representing 38,782 rooms.

The total number of international hotels online increased to 1,177 from 1,110, an increase of 6.0% for the three months ended March 31, 2001, as compared to the corresponding prior year period. International rooms open increased 9.8% from 79,913 as of March 31, 2000 to 87,730 as of March 31, 2001. The total number of international hotels and rooms under development was 197 and 20,448, respectively, as of March 31, 2001.

Franchise Expenses
------------------

The cost to operate the franchising business is reflected in selling, general and administrative expenses. As a percentage of total net franchising revenues, total selling, general and administrative expenses declined to 37.4% for the first quarter of 2001 as compared to 38.6% for 2000. The improvement in the franchising margins relates to cost control initiatives from the December 2000 restructuring and the economies of scale generated from operating a larger franchisee base.

Other
-----

For the three months ended March 31, 2001 and March 31, 2000, the Company recognized approximately $1.1 million and $3.8 million, respectively, of interest income from its subordinated term notes to Sunburst.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided by operating activities was $11.4 million for the three months ended March 31, 2001, which represents a decrease of approximately $1.4 million from $12.8 million for 2000, due to the decrease in net income. At March 31, 2001, the total long-term debt outstanding for the Company was $277.9 million, $53.2 million of which matures in the next twelve months.

On January 5, 2001, the Company received from Sunburst, $101.9 million, a parcel of land valued at approximately $1.5 million and a $35 million 11 3/8% subordinated note in settlement of the balance of the then existing note.

The Company implemented a corporate-wide reorganization during 2000 to provide a more consistent service to franchisees, establish a centralized sales focus and create a more competitive overhead structure. The Company charged $1.9 million against the restructuring liability during the three months ended March 31, 2001, and expects the remaining $3.2 million restructuring liability to be paid in 2001.

For the first three months of 2001, the Company has repurchased 7.3 million shares of its common stock at a total cost of $105.4 million as of March 31, 2001. As of April 18, 2001, the Company has authorization from its Board of Directors to repurchase up to an additional 4.5 million shares.

The Company believes that cash flows from operations and available financing capacity is adequate to meet the expected operating, investing and financing requirements for the business for the immediate future.

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

At March 31, 2001 and December 31, 2000, the Company had $277.9 million and $297.2 million of debt outstanding at an effective interest rate of 6.2% and 7.3%, respectively. A hypothetical change of 10% in the Company's effective interest rate from quarter-end 2001 levels would increase or decrease interest expense by $1.0 million. The Company will refinance the $150 million variable rate term loan as it amortizes throughout the expected maturity dates. Upon expiration of the Credit Facility in 2002, the Company expects to refinance its obligations. For more information related to the Company's use of interest rate instruments, see Long-Term Debt, Interest Rate Hedges and Fair Value of Financial Instruments in the Notes to the Consolidated Financial Statements in the Company's December 31, 2000 Form 10-K.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

(a)  Exhibits

        None


(b) The following reports were filed pertaining to the period ended March 31, 2001.

        None

                                    SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CHOICE HOTELS INTERNATIONAL, INC.



Date: May 10, 2001                  /s/ Charles A. Ledsinger,Jr.
      ------------                 --------------------------------------
                                   By: Charles A. Ledsinger, Jr.
                                       President and Chief Executive Officer