Form 10-Q
period 2001-06-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2001-08-06
CIK 1046311

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


FOR THE QUARTER ENDED JUNE 30, 2001                  COMMISSION FILE NO. 1-11915


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


                  ___________________________________________
                  (Former name, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                                        Yes  X      No_____
                                                           -----


                                                         SHARES OUTSTANDING
        CLASS                                             AT JUNE 30, 2001
-----------------------                               ------------------------
Common Stock, $0.01
par value per share                                        43,692,940
                                                           ----------


==============================================================================

                       CHOICE HOTELS INTERNATIONAL, INC.

                                     INDEX
                                     -----

                                                                        PAGE NO.
                                                                        --------
PART I.   FINANCIAL INFORMATION:

    Condensed Consolidated Balance Sheets -

       June 30, 2001 (Unaudited) and December 31, 2000                      3

    Consolidated Statements of Income -

       Three months ended June 30, 2001 and June 30, 2000 and six months
       ended June 30, 2001 and June 30, 2000 (Unaudited)                    5

    Consolidated Statements of Cash Flows -

       Six months ended June 30, 2001 and June 30, 2000 (Unaudited)         6

    Notes to Consolidated Financial Statements (Unaudited)                  7

    Management's Discussion and Analysis of Operations and Financial
       Condition                                                            9

    Quantitative and Qualitative Analysis of Market Risk                   12

PART II.  OTHER INFORMATION AND SIGNATURE                                  13

                        PART I.  FINANCIAL INFORMATION

                       CHOICE HOTELS INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)



                                                       June 30, 2001   December 31, 2000
                                                       --------------  -----------------
                                                        (Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents                                $  6,998          $ 19,701

Receivables (net of allowance for doubtful
 accounts of $6,353 and $5,754, respectively)              32,862            31,865

Income taxes receivable and other current assets                -               520
                                                         --------          --------

  Total current assets                                     39,860            52,086

PROPERTY AND EQUIPMENT, AT COST, NET OF
 ACCUMULATED DEPRECIATION                                  74,037            72,946

GOODWILL, NET OF ACCUMULATED AMORTIZATION                  61,641            62,663

FRANCHISE RIGHTS, NET OF ACCUMULATED AMORTIZATION          37,710            39,163

INVESTMENT IN FRIENDLY HOTELS PLC                          31,859            34,616

ADVANCES TO MARKETING AND RESERVATION FUNDS                52,819            57,824

OTHER ASSETS                                               28,334            27,330

NOTE RECEIVABLE FROM SUNBURST HOSPITALITY CORP.            36,957           137,492
                                                         --------          --------

  Total assets                                           $363,217          $484,120
                                                         ========          ========




The accompanying notes are an integral part of these condensed consolidated balance sheets.

                       CHOICE HOTELS INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)



                                                                       June 30, 2001   December 31, 2000
                                                                       --------------  ------------------
                                                                        (Unaudited)
LIABILITIES & EQUITY

CURRENT LIABILITIES

 Current portion of long-term debt                                       $  11,396           $  50,046
 Accounts payable                                                           19,066              15,964
 Accrued expenses                                                           20,901              27,818
 Income taxes payable                                                        6,218                   -
                                                                         ---------           ---------

 Total current liabilities                                                  57,581              93,828
                                                                         ---------           ---------

LONG-TERM DEBT                                                             276,400             247,179
                                                                         ---------           ---------

DEFERRED INCOME TAXES ($35,902 and $39,573,
 respectively) AND OTHER LIABILITIES                                        49,973              53,020
                                                                         ---------           ---------


 Total liabilities                                                         383,954             394,027
                                                                         ---------           ---------

SHAREHOLDERS' (DEFICIT) EQUITY

 Common stock, $.01 par value                                                  458                 526
 Additional paid-in-capital                                                 60,825              55,245
 Accumulated other comprehensive loss                                         (568)                (54)
 Deferred compensation                                                      (3,502)             (1,300)
 Treasury stock                                                           (263,763)           (129,172)
 Retained earnings                                                         185,813             164,848
                                                                         ---------           ---------

 Total shareholders' (deficit) equity                                      (20,737)             90,093
                                                                         ---------           ---------

 Total liabilities & shareholders' (deficit) equity                      $ 363,217           $ 484,120
                                                                         =========           =========




The accompanying notes are an integral part of these condensed consolidated balance sheets.

                       CHOICE HOTELS INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         Three Months Ended     Six Months Ended
                                                         June 30,   June 30,   June 30,  June 30,
                                                           2001       2000       2001      2000
                                                             (Unaudited)          (Unaudited)
REVENUES

Royalty fees                                              $36,048   $34,328    $63,003   $59,213
Initial franchise and relicensing fees                      3,331     3,435      5,649     6,782
Partner service revenue                                     3,964     2,088      5,902     4,386
Hotel operations                                              921         -      1,706         -
Other                                                         943     1,314      2,297     2,429
                                                          -------   -------    -------   -------

     Total revenues                                        45,207    41,165     78,557    72,810
                                                          -------   -------    -------   -------

OPERATING EXPENSES

Selling, general and administrative                        15,188    14,071     27,676    26,299
Hotel operations                                              661         -      1,181         -
Depreciation and amortization                               3,002     3,053      5,892     5,555
                                                          -------   -------    -------   -------

     Total operating expenses                              18,851    17,124     34,749    31,854
                                                          -------   -------    -------   -------

OPERATING INCOME                                           26,356    24,041     43,808    40,956

OTHER

Interest and dividend income                               (1,023)   (3,911)    (2,172)   (7,776)
Interest expense                                            3,770     4,609      8,082     9,225
Equity loss - Friendly Hotels plc                             763       164      2,921     1,889
Gain on sale of investments                                   (42)        -        (42)        -
Write-off of deferred financing costs                         650         -        650         -
Loss on early prepayment of note                                -     4,100          -     4,100
                                                          -------   -------    -------   -------

     Total other                                            4,118     4,962      9,439     7,438
                                                          -------   -------    -------   -------

INCOME BEFORE INCOME TAXES                                 22,238    19,079     34,369    33,518

INCOME TAXES                                                8,673     7,441     13,404    13,072
                                                          -------   -------    -------   -------

NET INCOME                                                $13,565   $11,638    $20,965   $20,446
                                                          =======   =======    =======   =======

WEIGHTED AVERAGE SHARES OUTSTANDING                        44,349    53,092     44,759    53,038
                                                          -------   -------    -------   -------

DILUTED SHARES OUTSTANDING                                 44,778    53,534     45,174    53,688
                                                          -------   -------    -------   -------

BASIC EARNINGS PER SHARE                                  $  0.31   $  0.22    $  0.47   $  0.39
                                                          =======   =======    =======   =======

DILUTED EARNINGS PER SHARE                                $  0.30   $  0.22    $  0.46   $  0.38
                                                          =======   =======    =======   =======



The accompanying notes are an integral part of these consolidated statements of income.

                       CHOICE HOTELS INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                                             Six Months Ended
                                                                                     June 30, 2001      June 30, 2000
                                                                                     -------------      -------------
                                                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                              $  20,965         $ 20,446
Reconciliation of net income to net cash provided
 by operating activities:
  Depreciation and amortization                                                             5,892            5,555
  Deferred income taxes and other                                                          (3,452)           7,779
  Equity loss on Friendly Hotels plc                                                        2,921            1,889
  Non-cash interest and dividend income                                                    (2,117)          (7,668)
  Write-off of deferred financing costs                                                       650                -
  Provision for bad debts                                                                     124             (433)
  Loss on early prepayment of note                                                              -            4,100

Changes in assets and liabilities:
  Change in income taxes payable/receivable and other                                       6,994           (2,417)
  Change in accounts payable and accrued expenses                                          (4,592)         (10,115)
  Change in receivables                                                                      (260)           1,499
                                                                                        ---------         --------

 NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 27,125           20,635
                                                                                        ---------         --------

CASH FLOW FROM INVESTING ACTIVITIES:

Proceeds from Sunburst Hospitality Corp. note receivable                                  101,954                -
Repayments from/(advances to) marketing and reservation funds, net                         10,795          (20,412)
Investment in property and equipment                                                       (7,627)          (9,321)
Other items, net                                                                               33            1,370
                                                                                        ---------         --------

 NET CASH PROVIDED (UTILIZED) BY INVESTING ACTIVITIES                                     105,155          (28,363)
                                                                                        ---------         --------

CASH FLOW FROM FINANCING ACTIVITIES:

Principal payments of long-term borrowings                                               (356,461)         (31,585)
Proceeds from long-term borrowings, net of financing costs                                344,392           60,300
Purchase of treasury stock                                                               (134,552)         (16,465)
Proceeds from exercise of stock options                                                     1,638            1,201
                                                                                        ---------         --------

 NET CASH (UTILIZED) PROVIDED BY FINANCING ACTIVITIES                                    (144,983)          13,451
                                                                                        ---------         --------

Net change in cash and cash equivalents                                                   (12,703)           5,723
Cash and cash equivalents, beginning of period                                             19,701           11,850
                                                                                        ---------         --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $   6,998         $ 17,573
                                                                                        =========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash payments during the period for:
      Income taxes, net of refunds                                                      $  10,250         $  7,989
      Interest                                                                             10,095           11,446
   Non-cash investing activities:
      Property assumed through the restructuring of Sunburst Hospitality
       Corp. note receivable                                                                1,475                -



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

2. Comprehensive Income - During the six months ended June 30, 2001 and 2000, the Company's comprehensive income (consisting of net income plus/minus foreign currency translation adjustments and unrealized gains/losses on available for sale securities) was lower than net income by approximately $514,000 and $592,000, respectively.

3. Marketing and Reservation Funds - The Company presents marketing and reservation fees such that the fees collected and associated expenses are reported net. The total marketing, reservation, and property and yield management systems fees received by the Company were $45.3 million and $41.0 million for the three months ended June 30, 2001 and 2000, respectively, and $79.5 million and $71.2 million for the six months ended June 30, 2001 and 2000, respectively. Depreciation and amortization expense incurred by the marketing and reservation funds was $2.9 million and $2.3 million for the three months ended June 30, 2001 and 2000, respectively, and $5.8 million and $5.1 million for the six months ended June 30, 2001 and 2000, respectively. Depreciation and amortization is included in the Statement of Cash Flows, as a reduction to the advances to marketing and reservation funds. Interest expense incurred by the reservation fund was $0.6 million and $1.3 million for the three months ended June 30, 2001 and 2000, respectively, and $1.1 million and $2.4 million for the six months ended June 30, 2001 and 2000, respectively.

Reservation fees and marketing fees not expended in the current year are carried over to the next fiscal year and expended in accordance with the franchise agreements. Shortfall amounts are similarly recovered in subsequent years. Excess or shortfall amounts from the operation of these programs are recorded as a payable or receivable from the particular fund. The Company advances capital as necessary to the marketing and reservation funds to support the development and ongoing operations of the franchise system. As of June 30, 2001, the Company's balance sheet includes a receivable of $52.8 million related to advances made to the marketing ($15.9 million) and reservation ($36.9 million) funds. As of December 31, 2000, the Company's balance sheet includes a receivable of $57.8 million related to advances made to the marketing ($24.9 million) and reservation ($32.9 million) funds. The Company has the ability under existing franchise agreements and expects to recover these advances through future marketing, reservation and technology fees.

4. Income Taxes - The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The 2001 six month rate of 39% differs from the statutory rate primarily because of state income taxes.

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


                                                      Three Months Ended June 30, 2001

(In thousands)                       Franchising            Corporate & Other            Consolidated
                               ----------------------------------------------------------------------------
Revenues                                 $44,286                 $    921                   $45,207
Operating income (loss)                   40,493                  (14,137)                   26,356

                                                      Three Months Ended June 30, 2000

                                     Franchising            Corporate & Other            Consolidated
                               ----------------------------------------------------------------------------
Revenues                                 $41,165                 $      -                   $41,165
Operating income (loss)                   34,685                  (10,644)                   24,041

                                                       Six Months Ended June 30, 2001

                                     Franchising            Corporate & Other            Consolidated
                               ----------------------------------------------------------------------------
Revenues                                 $76,852                 $  1,705                   $78,557
Operating income (loss)                   67,214                  (23,406)                   43,808

                                                       Six Months Ended June 30, 2000

                                     Franchising            Corporate & Other            Consolidated
                               ----------------------------------------------------------------------------
Revenues                                 $72,810                 $      -                   $72,810
Operating income (loss)                   59,910                  (18,954)                   40,956


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

The Company charged $1.1 million (including $1.0 million of termination benefits) against the restructuring liability during the three months ended June 30, 2001 and $3.0 million (including $2.7 million of termination benefits) for the six months ended June 30, 2001. All 176 employees, per the severance plan, have been terminated. The Company expects the remaining $2.1 million restructuring liability to be paid in 2001.

8. Investment in Friendly - In January 2001, Friendly Hotels, PLC ("Friendly"), the Company's master franchisor for the United Kingdom, Ireland and continental Europe, completed a comprehensive restructuring program to strengthen Friendly's balance sheet and improve its operations. The Company recorded equity losses related to its investment in Friendly of $0.8 million and $0.2 million for the three months ended June 30, 2001 and

2000, respectively, and $2.9 million and $1.9 million for the six months ended June 30, 2001 and 2000, respectively, in accordance with Emerging Issues Task Force ("EITF") No. 99-10, "Percentage Used to Determine the Amount of Equity Method Losses." EITF No. 99-10 requires the Company to recognize changes in Friendly's hypothetical liquidated book value as an adjustment to the Company's recorded investment.

The Company continues to pursue various strategic options with respect to its investment in Friendly and business in Europe. In the event that such strategic alternatives are not viable and Friendly's financial condition deteriorates, there may not be sufficient cash from operations and available credit lines to fund the business. In the event of such illiquidity, the Company does not intend to provide additional capital and may be required to further writedown its investment in Friendly. As of June 30, 2001, the Company's letter of credit guarantee was reduced from 7.8 million (GBP) to 5.3 million (GBP).

9. Long-Term Debt - On June 29, 2001, the Company refinanced its senior credit facility (the "New Credit Facility") in the amount of $260 million with a new maturity date of June 29, 2006. The New Credit Facility provides for a term loan of $150 million and a revolving credit facility of $110 million, $37 million of which is available for borrowings in foreign currencies. The Company may also obtain an additional $65 million in commitments, bringing the total available commitments under the New Credit Facility to $325 million. The New Credit Facility includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage and restricts the Company's ability to make certain investments, incur debt and dispose of assets. The term loan ($150 million of which is outstanding at June 30, 2001) is payable over 5 years, $11.3 million of which is due over the next 12 months. Borrowings under the New Credit Facility are, at the option of the borrower, at one of several rates including LIBOR plus .60% to 2.0% basis points, based upon the credit rating of the Company and the loan type. In addition, the Company has the option to request participating banks to bid on loan participation at lower rates than those contractually provided by the New Credit Facility. The New Credit Facility requires the Company to pay annual fees of 1/15 of 1% to 1/2 of 1% based upon the credit rating of the Company.

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

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which updates accounting and reporting standards for the amortization of goodwill and recognition of other intangible assets. SFAS No. 142 requires goodwill to be assessed on at least an annual basis for impairment using a fair value basis. The Company will be required to adopt SFAS No. 142 by January 1, 2002. The Company estimates that upon adoption of SFAS No. 142, goodwill amortization expense of $2 million per year will no longer be required.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------

Comparison of Three Month Period Ended June 30, 2001 Operating Results and Three
--------------------------------------------------------------------------------
Month Period Ended June 30, 2000 Operating Results
--------------------------------------------------

The Company recorded net income of $13.6 million, or $0.30 per diluted share, for the quarter ended June 30, 2001, compared to net income for the same period of 2000 of $11.6 million, or $0.22 per diluted share. The increase in net income for the period is primarily attributable to an increase in royalty fees, due primarily to an increase in the effective royalty rate achieved for the domestic hotel system, overall growth in our worldwide franchise system, and increased partner services revenue earned during the second quarter of 2001, as compared to the corresponding prior year period. Net income for the period was adversely effected by a reduction in interest income from the corresponding prior year period due to the settlement of the Company's previous note receivable balance from Sunburst Hospitality Corporation ("Sunburst").

Franchise Revenues
------------------

The Company's franchise revenues were $44.3 million and $41.2 million for the three months ended June 30, 2001 and 2000, respectively. Royalties increased $1.7 million to $36.0 million in 2001 from $34.3 million in 2000, an increase of 5.0%. The increase in royalties is attributable to an increase in the domestic effective royalty rate from 3.79% in second quarter 2000 to 3.94% in 2001 in addition to a net increase of 130 franchised hotels during the twelve month period between June 30, 2000 and June 30, 2001 (representing an additional 11,250 rooms). Revenues generated from partner service relationships increased $1.9 million to $4.0 million in 2001 from $2.1 million in 2000, partially due to a change in timing of the Company's annual convention.

The total number of domestic hotels online increased to 3,249 from 3,176, an increase of 2.3% for the three months ended June 30, 2001, as compared to the corresponding prior year period. This represents an increase in the number of rooms open of 1.6% from 262,045 as of June 30, 2000 to 266,187 as of June 30, 2001. As of June 30, 2001, the Company had 455 hotels under development in its domestic hotel system representing 34,948 rooms.

The total number of international hotels online increased to 1,184 from 1,127, an increase of 5.1% for the three months ended June 30, 2001, as compared to the corresponding prior year period. International rooms open increased 8.7% from 81,466 as of June 30, 2000 to 88,574 as of June 30, 2001. The total number of international hotels and rooms under development was 207 and 21,024, respectively, as of June 30, 2001.

Franchise Expenses
------------------

The cost to operate the franchising business is reflected in selling, general and administrative expenses. Selling, general and administrative expenses increased to $15.2 million from $14.1 million, an increase of $1.1 million for the three months ended June 30, 2001, as compared to the corresponding prior period. The increase is substantially related to the Company's Quality, Sleep Inn and Comfort Suites brand reimaging initiative. As a percentage of total net franchising revenues, total selling, general and administrative expenses remained constant for 2001 as compared to 2000.

Other
------

The Company acquired three MainStay properties from Sunburst in September 2000. Hotel operations include revenue of $0.9 million and expenses of $0.7 million for the three months ended June 30, 2001.

For the three months ended June 30, 2001 and June 30, 2000, the Company recognized approximately $1.0 million and $3.9 million, respectively, of interest income from its subordinated term note to Sunburst.

The Company recorded equity loses of $0.8 million and $0.2 million for the three months ended June 30, 2001 and 2000, respectively, related to changes in its equity investment in Friendly Hotels plc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------

Comparison of Six Month Period Ended June 30, 2001 Operating Results and Six
----------------------------------------------------------------------------
Month Period Ended June 30, 2000 Operating Results
--------------------------------------------------

The Company reported net income of $21.0 million, or $0.46 per diluted share, for the six months ended June 30, 2001, compared to net income for the same period of 2000 of $20.4 million, or $0.38 per diluted share. The increase in net income for the period is primarily attributable to an increase in royalty fees due primarily to an increase in the effective royalty rate achieved for the domestic hotel system, net operating revenues from the Company's three MainStay properties and increased partner service revenues earned during the first six months of 2001, as compared to the corresponding prior year period. Net income for the period was adversely effected by a reduction in interest income from the corresponding prior year period due to the settlement of the Company's previous note receivable balance from Sunburst.

Franchise Revenues
------------------

The Company's franchise revenues were $76.9 million for the six months ended June 30, 2001 and $72.8 million for the six months ended June 30, 2000. Royalties increased $3.8 million to $63.0 million in 2001 from $59.2 million in 2000, an increase of 6.4%. The increase in royalties is attributable to an increase in the effective royalty rate from 3.81% in 2000 to 3.91% in 2001, an increase in domestic RevPAR of 2.0% from $32.17 in 2000 to $32.82 in 2001 and a net increase of 130 franchised hotels during the twelve month period between June 30, 2000 and June 30, 2001 (representing an additional 11,250 rooms). Revenues generated from partner service relationships increased $1.5 million from $4.4 million in 2000 to $5.9 million in 2001.

Franchise Expenses
------------------

Selling, general and administrative expenses increased to $27.7 million from $26.3 million, an increase of $1.4 million for the six months ended June 30, 2001, as compared to the corresponding prior period. The increase is substantially related to the Company's reimaging initiative. As a percentage of total net franchising revenues, total selling, general and administrative expenses remained constant for 2001 as compared to 2000.

Other
------

Hotel operations from the Company's three MainStay properties include revenue of $1.7 million and expenses of $1.2 million, for the six months ended June 30, 2001.

For the six months ended June 30, 2001 and June 30, 2000, the Company recognized approximately $2.1 million and $7.7 million, respectively, of interest income from its subordinated term note to Sunburst.

The Company recorded equity losses of $2.9 million and $1.9 million for the six months ended June 30, 2001 and 2000, respectively, related to changes in its equity investment in Friendly Hotels plc.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided by operating activities was $27.1 million for the six months ended June 30, 2001, which represents an increase of approximately $6.5 million from $20.6 million for 2000. At June 30, 2001, the total long-term debt outstanding for the Company was $287.8 million, $11.4 million of which matures in the next twelve months.

The Company implemented a corporate-wide reorganization during 2000 to provide a more consistent service to franchisees, establish a centralized sales focus and create a more competitive overhead structure. The Company charged $1.1 million against the restructuring liability during the three months ended June 30, 2001 and $3.0 million for the six months ended June 30, 2001. The Company expects the remaining $2.1 million restructuring liability to be paid in 2001.

The Company received net cash repayments from the marketing and reservation funds totaling $10.8 million during the six months ended June 30, 2001. These repayments are associated with cost reductions from restructured operations, growth in fees from normal operations and increases in property and yield management fees. The Company has the ability under its existing franchise agreements and expects to continue to recover advances through future marketing and reservation fees. The Company expects net cash repayments from the marketing and reservation funds to approximate $12 million for the year 2001. Increased advertising expenses in the second half of 2001 account for the nominal increase in 2001 full year net cash repayments.

For the first six months of 2001, the Company has repurchased 9.3 million shares of its common stock at a total cost of $134.3 million as of June 30, 2001. As of July 20, 2001, the Company has authorization from its Board of Directors to repurchase up to an additional 6.7 million shares.

The Company refinanced its senior credit facility in the amount of $260 million with a new maturity date of June 29, 2006. The new senior credit facility will also allow the Company to obtain up to an additional $65 million in commitments within 120 days from closing. The proceeds from the financing will be used for general corporate purposes, including working capital, debt repayment, stock repurchases, investments and acquisitions.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE ANALYSIS OF MARKET RISK
          ----------------------------------------------------

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

At June 30, 2001 and December 31, 2000, the Company had $287.8 million and $297.2 million of debt outstanding at an effective interest rate of 6.6% and 7.3%, respectively. A hypothetical change of 10% in the Company's effective interest rate from quarter-end 2001 levels would increase or decrease interest expense by $1.3 million. The Company expects to refinance the $150 million variable rate term loan as it amortizes throughout the maturity dates. Upon expiration of the Credit Facility in 2006, the Company expects to refinance its obligations. For more information related to the Company's use of interest rate instruments, see Long-Term Debt, Interest Rate Hedges and Fair Value of Financial Instruments in the Notes to the Consolidated Financial Statements in the Company's December 31, 2000 Form 10-K.

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

ITEM 4.         SUMBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                ----------------------------------------------------

The Annual Meeting of Shareholders of the Company was held on May 15, 2001. At the meeting, Jerry E. Robertson and Raymond E. Schultz were elected to a three year term expiring in 2004. The term of the following directors continues after the meeting:

          Stewart Bainum, Jr.
          Barbara Bainum
          William L. Jews
          Charles A. Ledsinger, Jr.
          Lawrence R. Levitan

No other matters were voted upon at the meeting.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
                --------------------------------

(a)  Exhibits

     Exhibit 10.1 - Competitive Advance and Multi-Currency Credit Facilities Agreement - June 29, 2001.

(b) The following reports were filed pertaining to the period ended June 30, 2001.

     None

                                   SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CHOICE HOTELS INTERNATIONAL, INC.


Date: August 6, 2001               /s/ Joseph M. Squeri
      --------------          -------------------------------------------------
                              By: Joseph M. Squeri
                                  Sr. VP, Chief Financial Officer and Treasurer