Form 10-Q
period 2001-09-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2001-11-13
CIK 1046311

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


FOR THE QUARTER ENDED SEPTEMBER 30, 2001             COMMISSION FILE NO. 1-11915


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
                                                           -----


                                                         SHARES OUTSTANDING
         CLASS                                          AT SEPTEMBER 30, 2001
-----------------------                               ------------------------
Common Stock, $0.01
par value per share                                          42,540,069
                                                             ----------

================================================================================

                       CHOICE HOTELS INTERNATIONAL, INC.

                                     INDEX
                                     -----

                                                                              PAGE NO.
                                                                              --------
PART I.  FINANCIAL INFORMATION:

    Condensed Consolidated Balance Sheets -

       September 30, 2001 (Unaudited) and December 31, 2000                       3

    Consolidated Statements of Income -

       Three months ended September 30, 2001 and September 30, 2000 and nine
         months ended September 30, 2001 and September 30, 2000 (Unaudited)       5

    Consolidated Statements of Cash Flows -

       Nine months ended September 30, 2001 and September 30, 2000 (Unaudited)    6

    Notes to Consolidated Financial Statements (Unaudited)                        7

    Management's Discussion and Analysis of Operations and Financial Condition   10

    Quantitative and Qualitative Analysis of Market Risk                         13

PART II.  OTHER INFORMATION AND SIGNATURE                                        14

                         PART I. FINANCIAL INFORMATION

                       CHOICE HOTELS INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


                                                September 30, 2001         December 31, 2000
                                                ------------------         -----------------
                                                   (Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents                           $  8,746                     $ 19,701

Receivables (net of allowance for doubtful
 accounts of $5,419 and $5,754, respectively)         36,348                       31,865

Income taxes receivable and other current assets          --                          520
                                                    --------                     --------

  Total current assets                                45,094                       52,086

PROPERTY AND EQUIPMENT, AT COST, NET OF
 ACCUMULATED DEPRECIATION                             72,511                       72,946

GOODWILL, NET OF ACCUMULATED AMORTIZATION             61,179                       62,663

FRANCHISE RIGHTS, NET OF ACCUMULATED AMORTIZATION     36,984                       39,163

INVESTMENT IN FRIENDLY HOTELS PLC                     20,500                       34,616

ADVANCES TO MARKETING AND RESERVATION FUNDS           42,800                       57,824

OTHER ASSETS                                          27,062                       27,330

NOTE RECEIVABLE FROM SUNBURST HOSPITALITY CORP        38,008                      137,492
                                                    --------                     --------

  Total assets                                      $344,138                     $484,120
                                                    ========                     ========

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                       CHOICE HOTELS INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                      September 30, 2001         December 31, 2000
                                                                      ------------------         -----------------
                                                                         (Unaudited)
LIABILITIES & EQUITY

CURRENT LIABILITIES

 Current portion of long-term debt                                     $ 12,604                    $ 50,046
 Accounts payable                                                        15,974                      15,964
 Accrued expenses                                                        25,691                      27,818
 Income taxes payable                                                    17,301                           -
                                                                       --------                    --------

 Total current liabilities                                               71,570                      93,828
                                                                       --------                    --------

LONG-TERM DEBT                                                          266,959                     247,179
                                                                       --------                    --------

DEFERRED INCOME TAXES ($29,185 and $39,573,
 respectively) AND OTHER LIABILITIES                                     42,800                      53,020
                                                                       --------                    --------

 Total liabilities                                                      381,329                     394,027
                                                                       --------                    --------

SHAREHOLDERS' (DEFICIT) EQUITY

 Common stock, $.01 par value                                               465                         526
 Additional paid-in-capital                                              71,457                      55,245
 Accumulated other comprehensive loss                                      (574)                        (54)
 Deferred compensation                                                   (2,666)                     (1,300)
 Treasury stock                                                        (304,195)                   (129,172)
 Retained earnings                                                      198,322                     164,848
                                                                       --------                    --------

 Total shareholders' (deficit) equity                                   (37,191)                     90,093
                                                                       --------                    --------

  Total liabilities & shareholders' (deficit)
  equity                                                               $344,138                    $484,120
                                                                       ========                    ========

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                       CHOICE HOTELS INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    Three Months Ended                 Nine Months Ended
                                                        September 30,                      September 30,
                                                       2001       2000                    2001       2000
                                                       ----       ----                    ----       ----
                                                          (Unaudited)                       (Unaudited)

REVENUES

Royalty fees                                        $44,618           $43,390          $107,621         $102,603
Initial franchise and relicensing fees                3,509             3,279             9,159           10,061
Partner service revenue                               2,964             2,131             8,866            6,517
Hotel operations                                        793               334             2,498              334
Other                                                 1,327               979             3,624            3,408
                                                    -------           -------          --------         --------

     Total revenues                                  53,211            50,113           131,768          122,923
                                                    -------           -------          --------         --------

OPERATING EXPENSES

Selling, general and administrative                  14,014            14,308            41,690           40,608
Hotel operations                                        728               174             1,909              174
Depreciation and amortization                         3,060             2,830             8,952            8,385
                                                    -------           -------          --------         --------

     Total operating expenses                        17,802            17,312            52,551           49,167
                                                    -------           -------          --------         --------

OPERATING INCOME                                     35,409            32,801            79,217           73,756

OTHER

Interest and dividend income                         (1,079)           (3,908)           (3,293)         (11,684)
Interest expense                                      3,981             4,897            12,062           14,121
Equity loss/(gain)- Friendly Hotels plc              11,653              (109)           14,574            1,780
Write-off of deferred financing costs                     -                 -               650                -
Loss on early prepayment of note                          -                 -                 -            4,100
                                                    -------           -------          --------         --------

     Total other                                     14,555               880            23,993            8,317
                                                    -------           -------          --------         --------

INCOME BEFORE INCOME TAXES                           20,854            31,921            55,224           65,439

INCOME TAXES                                          8,346            12,449            21,750           25,521
                                                    -------           -------          --------         --------

NET INCOME                                          $12,508           $19,472          $ 33,474         $ 39,918
                                                    =======           =======          ========         ========

WEIGHTED AVERAGE SHARES OUTSTANDING                  42,853            52,768            44,214           52,874
                                                    -------           -------          --------         --------

DILUTED SHARES OUTSTANDING                           43,583            53,119            44,598           53,324
                                                    -------           -------          --------         --------

BASIC EARNINGS PER SHARE                            $  0.29           $  0.37          $   0.76         $   0.75
                                                    =======           =======          ========         ========

DILUTED EARNINGS PER SHARE                          $  0.29           $  0.37          $   0.75         $   0.75
                                                    =======           =======          ========         ========

The accompanying notes are an integral part of these consolidated statements of income.

                       CHOICE HOTELS INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                       2001                2000
                                                                                       ----                ----
                                                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                      $ 33,474                   $39,918
Reconciliation of net income to net cash provided
 by operating activities:
  Equity loss on Friendly Hotels plc                                              14,574                     1,780
  Deferred income taxes and other                                                (10,080)                    6,565
  Depreciation and amortization                                                    8,952                     8,385
  Non-cash interest and dividend income                                           (3,168)                  (11,512)
  Write-off of deferred financing costs                                              650                         -
  Provision for bad debts                                                            195                      (349)
  Loss on early prepayment of note                                                     -                     4,100

Changes in assets and liabilities:
  Change in receivables                                                           (4,665)                   (5,111)
  Change in accounts payable and accrued expenses                                 (2,338)                   (9,718)
  Change in income taxes payable/receivable and other                             21,116                    11,321
                                                                                --------                   -------

 NET CASH PROVIDED BY OPERATING ACTIVITIES                                        58,710                    45,379
                                                                                --------                   -------

CASH FLOW FROM INVESTING ACTIVITIES:

Proceeds from Sunburst Hospitality Corp. note receivable                         101,954                         -
Repayments from/(advances to) marketing and reservation funds, net                23,729                   (13,160)
Investment in property and equipment                                             (10,308)                  (12,812)
Other items, net                                                                     829                     1,947
                                                                                --------                   -------

 NET CASH PROVIDED (UTILIZED) BY INVESTING ACTIVITIES                            116,204                   (24,025)
                                                                                --------                   -------

CASH FLOW FROM FINANCING ACTIVITIES:

Principal payments of long-term borrowings                                      (627,009)                  (65,721)
Proceeds from long-term borrowings, net of financing costs                       606,692                    65,800
Purchase of treasury stock                                                      (175,224)                  (20,415)
Proceeds from exercise of stock options                                            9,672                     1,313
                                                                                --------                   -------

 NET CASH UTILIZED BY FINANCING ACTIVITIES                                      (185,869)                  (19,023)
                                                                                --------                   -------

Net change in cash and cash equivalents                                          (10,955)                    2,331
Cash and cash equivalents, beginning of period                                    19,701                    11,850
                                                                                --------                   -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $  8,746                   $14,181
                                                                                ========                   =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash payments during the period for:
     Income taxes, net of refunds                                               $ 11,190                   $ 8,378
     Interest                                                                     12,572                    15,736
   Income tax benefit realized due to employee stock option exercises              3,295                     1,398
   Property assumed through the restructuring of Sunburst Hospitality
     Corp. note receivable                                                         1,475                         -

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

2. Comprehensive Income - During the nine months ended September 30, 2001 and 2000, the Company's comprehensive income (consisting of net income plus/minus foreign currency translation adjustments and unrealized gains/losses on available for sale securities) was lower than net income by approximately $520,000 and $818,000, respectively.

3. Marketing and Reservation Funds - The Company presents marketing and reservation fees such that the fees collected and associated expenses are reported net. The total marketing, reservation, and property and yield management systems fees received by the Company were $53.5 million and $48.5 million for the three months ended September 30, 2001 and 2000, respectively, and $133.0 million and $119.7 million for the nine months ended September 30, 2001 and 2000, respectively. Depreciation and amortization expense incurred by the marketing and reservation funds was $2.9 million and $2.7 million for the three months ended September 30, 2001 and 2000, respectively, and $8.7 million and $7.8 million for the nine months ended September 30, 2001 and 2000, respectively. Depreciation and amortization is included in the Statement of Cash Flows, as an increase to the repayments from marketing and reservation funds. Interest expense incurred by the reservation fund was $0.4 million and $1.2 million for the three months ended September 30, 2001 and 2000, respectively, and $1.5 million and $3.6 million for the nine months ended September 30, 2001 and 2000, respectively.

Reservation fees and marketing fees not expended in the current year are carried over to the next fiscal year and expended in accordance with the franchise agreements. Shortfall amounts are similarly recovered in subsequent years. Excess or shortfall amounts from the operation of these programs are recorded as a payable or receivable from the particular fund. The Company advances capital as necessary to the marketing and reservation funds to support the development and ongoing operations of the franchise system. As of September 30, 2001, the Company's balance sheet includes a receivable of $42.8 million related to advances made to the marketing ($11.1 million) and reservation ($31.7 million) funds. As of December 31, 2000, the Company's balance sheet includes a receivable of $57.8 million related to advances made to the marketing ($24.9 million) and reservation ($32.9 million) funds. The Company has the right to recoup these advances as outlined in the existing franchise agreements and expects to recover these advances through future marketing, reservation and technology fees.

4. Income Taxes - The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The 2001 nine month rates of 39% for recurring income and 37.6% for non-recurring income (consisting of the equity loss in Friendly Hotels plc, gain on sale of investments and write-off of deferred loan costs), differs from the statutory rate primarily because of state income taxes.

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

                                              Three Months Ended September 30, 2001
(In thousands)                 Franchising            Corporate & Other            Consolidated
                             --------------------------------------------------------------------
Revenues                           $52,418               $    793                     $53,211
Operating income (loss)             43,091                 (7,682)                     35,409


                                              Three Months Ended September 30, 2000
                               Franchising           Corporate & Other             Consolidated
                             --------------------------------------------------------------------
Revenues                           $49,779               $    334                     $50,113
Operating income (loss)             42,871                (10,070)                     32,801


                                              Nine Months Ended September 30, 2001
                               Franchising           Corporate & Other             Consolidated
                             --------------------------------------------------------------------
Revenues                          $129,270               $  2,498                    $131,768
Operating income (loss)            110,305                (31,088)                     79,217


                                              Nine Months Ended September 30, 2000
                               Franchising           Corporate & Other             Consolidated
                             --------------------------------------------------------------------
Revenues                          $122,589               $    334                    $122,923
Operating income (loss)            102,781                (29,025)                     73,756


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

The Company charged $1.8 million (including $0.8 million of termination benefits) against the restructuring liability during the three months ended September 30, 2001 and $4.8 million (including $3.6 million of termination benefits) for the nine months ended September 30, 2001. All 176 employees, per the severance plan, have been terminated. The Company expects the remaining $0.3 million restructuring liability to be paid in 2001.

8. Investment in Friendly - In January 2001, Friendly Hotels, PLC ("Friendly"), the Company's master franchisor for the United Kingdom, Ireland and continental Europe, underwent a comprehensive restructuring program to strengthen Friendly's balance sheet and improve its operations. The Company recorded an equity loss relating to its investment in Friendly of $11.7 million for the three months ended September 30, 2001 and an equity gain of $0.1 million for the three months ended September 30, 2000, respectively, and equity losses of $14.6 million and $1.8 million for the nine months ended September 30, 2001 and 2000, respectively, in accordance with Emerging Issues Task Force ("EITF") No. 99-10, "Percentage Used to Determine the Amount of Equity Method Losses." EITF No. 99-10 requires the Company to recognize changes in Friendly's hypothetical liquidated book value as an adjustment to the Company's recorded investment. Adverse fixed asset valuation adjustments due to a decline in economic conditions and incremental professional fees associated with the restructuring primarily account for the $11.7 million charge.

Friendly continues to restructure its organization to strengthen its balance sheet, improve its operations and accelerate growth of its franchising business, as the Company pursues various strategic options with respect to its investment in Friendly and business in Europe. In the event that such strategic alternatives are not viable and Friendly's financial condition deteriorates, there may not be sufficient cash from operations and available credit lines to fund the business. In the event of such illiquidity, the Company does not intend to provide additional capital and may be required to further writedown its investment in Friendly. As of June 30, 2001, the Company's letter of credit guarantee was reduced from 7.8 million (GBP) to 5.3 million (GBP).

9. Long-Term Debt - On June 29, 2001, the Company refinanced its senior credit facility (the "New Credit Facility") in the amount of $260 million with a new maturity date of June 29, 2006. The New Credit Facility provides for a term loan of $150 million and a revolving credit facility of $110 million, $37 million of which is available for borrowings in foreign currencies. On September 29, 2001, the Company signed an amendment to the New Credit Facility, for an additional $5 million, bringing the total amount of available commitments to $265 million as of September 30, 2001. The amendment also transferred $35 million from the term loan to the revolving credit facility. The new term loan amount is $115 million and the revolving credit facility is $150 million. The New Credit Facility includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage and restricts the Company's ability to make certain investments, incur debt and dispose of assets. The term loan ($115 million of which is outstanding at September 30, 2001) is payable over 5 years, $12.6 million of which is due over the next 12 months. Borrowings under the New Credit Facility are, at the option of the borrower, at one of several rates including LIBOR plus .60% to 2.0% basis points, based upon the credit rating of the Company and the loan type. In addition, the Company has the option to request participating banks to bid on loan participation at lower rates than those contractually provided by the New Credit Facility. The New Credit Facility requires the Company to pay annual fees of 1/15 of 1% to 1/2 of 1% based upon the credit rating of the Company.

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

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses the accounting and reporting standards for the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company will be required to adopt SFAS No. 143 by January 1, 2003. The Company does not expect the adoption of SFAS No. 143 to have a material effect on the Company's earnings or comprehensive income.

In September 2001, the FASB issued SFAS No. 144, "Impairment of Long-Lived Assets to be Disposed of," which updates accounting and reporting standards for the recognition and measurement of impairment of long-lived assets to be held and used or disposed of by sale. The Company will be required to adopt SFAS No. 144 by January 1, 2002. The Company does not expect the adoption of SFAS No. 144 to have a material impact on the Company's earnings or other comprehensive income.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------

Comparison of Three Month Period Ended September 30, 2001 Operating Results and
-------------------------------------------------------------------------------
Three Month Period Ended September 30, 2000 Operating Results
-------------------------------------------------------------

The Company recorded net income of $12.5 million, or $0.29 per diluted share, for the quarter ended September 30, 2001, compared to net income for the same period of 2000 of $19.5 million, or $0.37 per diluted share. The decrease in net income for the period is attributable to an $11.7 million equity loss from the Company's investment in Friendly Hotels plc ("Friendly") and a reduction in interest income from the corresponding prior year period due to the settlement of the Company's previous note receivable balance from Sunburst Hospitality Corporation ("Sunburst"), partially offset by an increase in franchising revenues.

Franchise Revenues
------------------

The Company's franchise revenues were $52.4 million and $49.8 million for the three months ended September 30, 2001 and 2000, respectively. Royalties increased $1.2 million to $44.6 million in 2001 from $43.4 million in 2000, an increase of 2.8%. The increase in royalties is attributable to an increase in the domestic effective royalty rate from 3.88% in third quarter 2000 to 3.96% in 2001 in addition to a net increase of 124 domestic and internationally franchised hotels during the twelve month period between September 30, 2000 and September 30, 2001 (representing an additional 9,239 rooms worldwide). Revenues generated from partner service relationships increased to $3.0 million in 2001 from $2.1 million in 2000.

The total number of domestic hotels online increased to 3,296 from 3,234, an increase of 1.9% for the three months ended September 30, 2001, as compared to the corresponding prior year period. This represents an increase in the number of rooms open of 1.0% from 265,906 as of September 30, 2000 to 268,634 as of September 30, 2001. As of September 30, 2001, the Company had 450 hotels under development in its domestic hotel system representing 34,455 rooms.

The total number of international hotels online increased to 1,199 from 1,137, an increase of 5.5% for the three months ended September 30, 2001, as compared to the corresponding prior year period. International rooms open increased 7.8% from 83,486 as of September 30, 2000 to 89,997 as of September 30, 2001. The total number of international hotels and rooms under development was 193 and 19,504, respectively, as of September 30, 2001.

Franchise Expenses
------------------

The cost to operate the franchising business is reflected in selling, general and administrative expenses. Selling, general and administrative expenses decreased to $14.0 million from $14.3 million, a decrease of $0.3 million for the three months ended September 30, 2001, as compared to the corresponding prior period. As a percentage of total net franchising revenues, total selling, general and administrative expenses declined to 26.7% for the third quarter of 2001 as compared to 28.7% for 2000. The improvement in the franchising margins relates to cost control initiatives from the December 2000 restructuring and the economies of scale generated from operating a larger franchisee base.

Other
-----

The Company acquired three MainStay properties from Sunburst in September 2000. Revenue from hotel operations were $0.8 million and $0.3 million for the three months ended September 30, 2001 and 2000, respectively. Expenses from hotel operations were $0.7 million and $0.2 million for the three months ended September 30, 2001 and 2000, respectively.

For the three months ended September 30, 2001 and September 30, 2000, the Company recognized approximately $1.1 million and $3.8 million, respectively, of interest income from its subordinated term note to Sunburst.

The Company recorded an equity loss of $11.7 million for the three months ended September 30, 2001 and an equity gain of $0.1 million for the three months ended September 30, 2000, relating to changes in its equity investment in Friendly. The 2001 loss is primarily due to adverse fixed asset valuation adjustments due to a decline in economic conditions and incremental professional fees associated with the restructuring.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------

Comparison of Nine Month Period Ended September 30, 2001 Operating Results and
------------------------------------------------------------------------------
Nine Month Period Ended September 30, 2000 Operating Results
------------------------------------------------------------

The Company reported net income of $33.5 million, or $0.75 per diluted share, for the nine months ended September 30, 2001, compared to net income for the same period of 2000 of $39.9 million, or $0.75 per diluted share. The decrease in net income for the period is attributable to an $11.7 million equity loss from the Company's investment in Friendly and a reduction in interest income from the corresponding prior year period due to the settlement of the Company's previous note receivable balance from Sunburst, partially offset by an increase in franchising revenues.

Franchise Revenues
------------------

The Company's franchise revenues were $129.3 million for the nine months ended September 30, 2001 and $122.6 million for the nine months ended September 30, 2000. Royalties increased $5.0 million to $107.6 million in 2001 from $102.6 million in 2000, an increase of 4.9%. The increase in royalties is attributable to an increase in the effective royalty rate from 3.84% in 2000 to 3.93% in 2001 and a net increase of 124 franchised hotels during the twelve month period between September 30, 2000 and September 30, 2001 (representing an additional 9,239 rooms). Revenues generated from partner service relationships increased from $6.5 million in 2000 to $8.9 million in 2001, primarily due to a change in the timing of the Company's annual convention from fall to spring.

Franchise Expenses
------------------

Selling, general and administrative expenses increased to $41.7 million from $40.6 million, an increase of $1.1 million for the nine months ended September 30, 2001, as compared to the corresponding prior period. The increase is due to $1.7 million of expenses incurred during 2001 related to the Company's reimaging initiative, partially offset by reduced costs resulting from cost control initiatives from the December 2000 restructuring. As a percentage of total net franchising revenues, total selling, general and administrative expenses remained constant for 2001 as compared to 2000.

Other
------

Revenue from hotel operations were $2.5 million and $0.3 million for the nine months ended September 30, 2001 and 2000, respectively. Expenses from hotel operations were $1.9 million and $0.2 million for the nine months ended September 30, 2001 and 2000, respectively.

For the nine months ended September 30, 2001 and September 30, 2000, the Company recognized approximately $3.2 million and $11.5 million, respectively, of interest income from its subordinated term note to Sunburst.

The Company recorded equity losses of $14.6 million and $1.8 million for the nine months ended September 30, 2001 and 2000, respectively, related to changes in its equity investment in Friendly. The 2001 loss is primarily due to adverse fixed asset valuation adjustments due to a decline in economic conditions and incremental professional fees associated with the restructuring.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided by operating activities was $58.2 million for the nine months ended September 30, 2001, which represents an increase of approximately $12.8 million from $45.4 million for 2000. At September 30, 2001, the total long-term debt outstanding for the Company was $279.6 million, $12.6 million of which matures in the next twelve months.

The Company implemented a corporate-wide reorganization during 2000 to provide a more consistent service to franchisees, establish a centralized sales focus and create a more competitive overhead structure. The Company charged $1.8 million against the restructuring liability during the three months ended September 30, 2001 and $4.8 million for the nine months ended September 30, 2001. The Company expects the remaining $0.3 million restructuring liability to be paid in 2001.

The Company received net cash repayments from the marketing and reservation funds totaling $23.7 million during the nine months ended September 30, 2001. These repayments are associated with cost reductions from restructured operations, growth in fees from normal operations and increases in property and yield management fees. The Company has the right to recoup these advances as outlined in its existing franchise agreements and expects to continue to recover advances through future marketing and reservation fees. The Company expects net cash repayments from the marketing and reservation funds to approximate $12.0 million for the year 2001. Increased advertising expenses, coupled with lower seasonal fees in the fourth quarter of 2001 account for the decrease in 2001 net cash repayments from $23.7 million at September 30, 2001 to an estimated $12.0 million at December 31, 2001.

For the first nine months of 2001, the Company has repurchased 11.5 million shares of its common stock at a total cost of $175.2 million as of September 30, 2001. As of September 30, 2001, the Company has authorization from its Board of Directors to repurchase up to an additional 5.8 million shares.

The Company refinanced its senior credit facility in the amount of $265 million with a new maturity date of June 29, 2006. The proceeds from the financing will be used for general corporate purposes, including working capital, debt repayment, stock repurchases, investments and acquisitions.

The Company believes that cash flows from operations and available financing capacity is adequate to meet the expected operating, investing and financing requirements for the business for the immediate future.

FORWARD-LOOKING STATEMENTS
--------------------------

Certain statements in this report that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Words such as "believes," "anticipates," "expects," "intends," "estimates," "projects," and other similar expressions, which are predictions of or indicate future events and trends, typically identify forward-looking statements. Such statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those projected, including: competition within each of our business segments; business strategies and their intended results; the balance between supply of and demand for hotel rooms; our ability to obtain new franchise agreements; our ability to develop and maintain positive relations with current and potential hotel owners; the effect of international, national and regional economic conditions; the availability of capital to allow us and potential hotel owners to fund investments and construction of hotels; the cost and other effects of legal proceedings; and other risks described from time to time in our filings with the Securities and Exchange Commission, including those discussed in the "Risk Factors" section below. Given these uncertainties, you are cautioned not to place undue reliance on such statements. We also undertake no obligation to publicly update or revise any forward-looking statement to reflect current or future events or circumstances.


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

At September 30, 2001 and December 31, 2000, the Company had $279.6 million and $297.2 million of debt outstanding at an effective interest rate of 5.9% and 7.3%, respectively. A hypothetical change of 10% in the Company's effective interest rate from quarter-end 2001 levels would increase or decrease interest expense by $0.9 million. The Company expects to refinance the $115 million variable rate term loan as it amortizes throughout the maturity dates. Upon expiration of the Credit Facility in 2006, the Company expects to refinance its obligations. For more information related to the Company's use of interest rate instruments, see Long-Term Debt, Interest Rate Hedges and Fair Value of Financial Instruments in the Notes to the Consolidated Financial Statements in the Company's December 31, 2000 Form 10-K.

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

ITEM 5.    OTHER INFORMATION
           -----------------

The Company is subject to various risks which could have a negative effect on the Company and its financial condition. These risks could cause actual operating results to differ from those expressed in certain "forward looking statements" contained in "Management's Discussion and Analysis of Operations and Financial Condition" in this Report as well as in other Company communications. Before you invest in our securities, you should be aware of various risks, including those described below. You should carefully consider these risk factors together with all other information included in our publicly filed documents before you decide to invest in our securities.

                                 RISK FACTORS

Risks concerning the lodging business may impact our revenue and growth

The lodging business involves unique operating risks. A significant portion of our revenue is derived from fees based on room revenues at hotels franchised under one of our brands. As such, our business is subject, directly or through our franchisees, to the following risks, among others:

   . changes in general and local economic conditions, which can adversely affect the level of business and pleasure travel, and therefore the demand for lodging and related services;

   . increases in costs due to inflation may not be able to be totally offset by increases in room rates;

   .  changes in local market conditions;

   . cyclical over-building in one or more sectors of the hotel industry and/or in one or more geographic regions, which could lead to excess supply compared to demand, and decrease in hotel occupancy and/or room rates;

   .  changes in travel patterns;

   . changes in governmental regulations that influence or determine wages, prices or construction costs; and,

   . other unpredictable external factors, such as war, terrorist attacks, airline strikes, gasoline price increases and severe weather, which would likely reduce business and leisure travel.

Risks could impact our system growth

Our continued growth will depend upon the ability of our franchisees to open and operate additional hotels profitably. The opening of new hotels, or the conversion of existing hotels to a Choice brand, depends on a number of factors, many of which are beyond the control of us or our franchisees. These factors include, among others:

     .  the availability of hotel management, staff and other personnel;
     .  the cost and availability of suitable hotel locations;
     .  the availability and price of capital;
     . cost effective and timely construction of hotels (which construction can be delayed due to, among other reasons, labor disputes, local zoning and licensing matters, and weather conditions); and
     .  securing required governmental permits.

There can be no assurance our franchisees will be successful in opening the number of hotels anticipated, or that new hotels opened by our franchisees will be operated profitably.

The expansion of our hotel system has and will continue to require the implementation of enhanced operational systems. There can be no assurance that we will adequately address all of the changing demands that our planned expansion will impose on such systems, controls, and resources.

Reliance on franchisees may impact our growth

Our continued growth is, in part, dependent upon our ability to attract and retain qualified domestic franchisees and to attract franchisees for international markets and the ability of our franchisees to maximize penetration of their designated markets and to operate their hotels successfully. Although we have established criteria to evaluate prospective franchisees, there can be no assurance that our existing or future franchisees will have the business abilities or access to financial resources necessary to open the required number of hotels or that they will successfully develop or operate these hotels in their franchise areas in a manner consistent with our standards. We intend to continue our efforts to franchise hotels in certain international territories. The ability of franchisees to open hotels outside of the United States is subject to the same factors as are applicable to opening domestic hotels described above. There can be no assurance that we will be able to attract qualified franchisees or that such franchisees will be able to open and operate hotels successfully.

Competition in the lodging business may affect our ability to grow.

Our franchised hotels generally operate in areas that contain numerous other competitors. We believe that hotel operators choose lodging franchisors based primarily on the perceived value and quality of each franchisor's brand and services, the extent to which affiliation with that franchisor may increase the franchisee's reservations and profits, and the various royalty and other franchise fees charged. Demographic, economic or other changes in markets may adversely affect the convenience or desirability of the Choice brands and, correspondingly, the number of hotels franchised under the Choice brands.

We primarily franchises hotels that operate in the limited-service segment of the domestic lodging industry, which has experienced a significant amount of new hotel construction. There can be no assurance that, in the markets in which our franchised hotels operate, competing hotels will not pose greater competition for guests than presently exists, or that new hotels will not enter such locales. Our competition may select to reduce fee structures, potentially causing us to charge lower fees, which may impact our margins. New competition may emerge using different business models with a lesser reliance on franchise fees. In addition, an excess supply of hotel rooms may discourage potential franchisees from opening new hotels, thereby limiting a source of growth of the franchise fees received by us. Such excess supply of hotel rooms may also lead to lower room rates at our franchised hotels and, correspondingly, a reduction in the franchise fees we receive.

Contract terms for new hotels may be less favorable

The terms of the franchise agreements for new or conversion hotels are influenced by contract terms offered by our competitors at the time these agreements are entered into. Accordingly, we cannot assure you that contracts entered into or renewed in the future will be on terms that are as favorable to us as those under our existing agreements.

We may have conflicts of interest with Sunburst Hospitality Corporation

Prior to October 1997, we were a part of Sunburst Hospitality Corporation. Sunburst is now our largest franchisee. We have a receivable from Sunburst in the amount of $35 million, plus accrued interest. The receivable is unsecured and subordinated to Sunburst's senior indebtedness. Sunburst is a highly leveraged company whose business is subject to many of the risks of the lodging industry outlined above. A material change in Sunburst's business would adversely impact its ability to repay its obligations under the note as well as its obligations under its franchise agreement, which in turn could have material adverse effect on us.

We may have conflicts of interest with Sunburst Hospitality because our Chairman, Stewart Bainum, Jr. and his sister, Barbara Bainum, who is also a director, are directors of Sunburst. Also, Sunburst is owned by certain Bainum family entities. Circumstances may occur in which Sunburst's interests could be in conflict with your interests as a holder of our securities, and Sunburst may pursue transactions that present risks to you as a holder of our securities. We cannot assure you that any such conflicts will be resolved in your favor. Our transactions with Sunburst are described in more detail in our Annual Proxy Statement, which we filed with the SEC as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000.

Our Investment in Friendly Hotels, plc is subject to risks

Friendly Hotels is our master franchisor for the United Kingdom, Ireland, and continental Europe. We also have an investment in Friendly. Due to a downturn in Friendly's business and a deterioration in the value of its assets, we have previously recorded equity losses on our investment and have provided Friendly's banks a letter of credit guarantee, currently in the amount of (Pounds)5.3 million. If Friendly's financial condition worsens, we may be required to further write down our investment and the letter of credit may be drawn upon. However, if Friendly were to become insolvent, we would be able to cancel the Master Franchise Agreement with Friendly and either directly franchise in Europe or assign the Master Franchise to another franchising partner.

Indirect Real Estate Risks From Sunburst Hospitality and Friendly Hotels

Sunburst Hospitality Corporation and Friendly Hotels own and operate hotels. As such, our investment in Friendly Hotels and our note receivable from Sunburst indirectly exposes us to the risks inherent in real estate investments.
Sunburst and Friendly Hotels' investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated by their properties, as well as the expenses incurred.

In addition, a variety of other factors affect income from properties and real estate values, including governmental regulations, real estate, zoning, tax and eminent domain laws, interest rate levels and the availability of financing. For example, new or existing real estate, zoning or tax laws can make it more expensive and/or time consuming to develop real property or expand, modify or renovate hotels.

When interest rates increase, the cost of acquiring, developing, expanding or renovating real property increases. Additionally, rising interest rates cause real property values to decrease as the number of potential buyers decreases. As financing becomes less available, it becomes more difficult both to acquire and to sell real property. Any of these factors could have a material adverse impact on the results of operations or financial condition of Sunburst and Friendly Hotels.

In addition, equity real estate investments, such as the investments held by Sunburst and Friendly Hotels, are relatively difficult to sell quickly. If their properties do not generate revenue sufficient to meet operating expenses, including debt service and capital expenditures, their income will be adversely affected, which in turn, could have a material adverse effect on us.

Increasing use of Internet reservation channels may decrease loyalty to our brands or otherwise adversely affect us

A growing percentage of our hotel rooms are booked through Internet travel intermediaries such as Expedia, Travelocity and Priceline. These intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us. Moreover, some of these internet travel intermediaries including AAA, are attempting to commoditize hotel rooms, by increasing the importance of price and general indicators of quality (such as "three-star downtown hotel") at the expense of brand identification. These agencies hope that consumers will eventually develop brand loyalties to their reservations systems rather than to our lodging brands. If this happens our business and profitability may be significantly harmed.

We are subject to restrictive debt covenants

Our existing debt agreements contain covenants that limit our ability to, among other things, borrow additional money, pay dividends, sell assets or engage in mergers. If we do not comply with these covenants, or do not repay our debt on time, we would be in default under our debt agreements. Unless any such default is waived by our lenders, the debt could become immediately payable and this could have a material adverse impact on us.

A liquid trading market for our debt securities may not develop

There has not been an established trading market for our debt securities. The liquidity of any market for debt securities will depend upon the number of holders of those securities, our performance, the market for similar securities, the interest of securities dealers in making a market in those securities and other factors. A liquid trading market may not develop for any debt securities we may issue.

Anti-takeover provisions may prevent a change in control

Our restated certificate of incorporation, our shareholder's rights plan, and the Delaware General Corporation Law each contain provisions that could have the effect of making it more difficult for a party to acquire, and may discourage a party from attempting to acquire, control of our company without approval of our board of directors. These provisions could discourage tender offers or other bids for our common stock at a premium over market price.

Forward-Looking Statements May Prove Inaccurate

We have made forward-looking statements in our Reports on Form 10-Q and Reports on Form 10-K that are subject to risks and uncertainties. You should note that many factors, some of which are discussed in such reports, could affect future financial results and could cause those results to differ materially from those expressed in our forward-looking statements contained in such reports.

Government Regulation could impact our business

The Federal Trade Commission (the "FTC"), various states and certain foreign jurisdictions (including France, the Province of Alberta, Canada and Mexico) regulate the sale of franchises. The FTC requires franchisors to make extensive disclosure to prospective franchisees but does not require registration. A number of states in which our franchisees operate require registration or disclosure in connection with franchise offers and sales. In addition, several states in which our franchisees operate have "franchise relationship laws" or "business opportunity laws" that limit the ability of the franchisor to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. While our business has not been materially affected by such regulation, there can be no assurance that this will continue or that future regulation or legislation will not have such an effect.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

(a)  Exhibits

     10.1 Amendment No. 1 to Competitive Advance and Multi-Currency Credit Facilities Agreement, dated as of October 1, 2001 by and between Choice Hotels International, Inc., and The Chase Manhattan Bank, as agent for the Lenders.

(b) The following reports were filed pertaining to the period ended September 30, 2001.

     None

                                   SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CHOICE HOTELS INTERNATIONAL, INC.


Date: November 13, 2001               /s/ Joseph M. Squeri
      ----------------            ---------------------------------------------
                                  By: Joseph M. Squeri
                                      Sr. VP, Chief Financial Officer and
                                      Treasurer