Form 10-K
period 2001-12-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2002-03-26
CIK 1046311

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              ---------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996].

For the fiscal year ended       December 31, 2001
                          ------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED].


For the transition period from                      to
                               --------------------    -------------------------


                        Commission file number 001-13393
                                               ---------

                        CHOICE HOTELS INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



              DELAWARE                                52-1209792
  ------------------------------              ---------------------------
    (State or Other Jurisdiction                  (I.R.S. Employer
  of Incorporation or Organization)              Identification No.)


 10750 Columbia Pike, Silver Spring, Maryland                   20901
------------------------------------------------        ------------------------
  (Address of Principal Executive Offices)                     Zip Code

Registrant's telephone number, including area code   (301) 592-5000
                                                   -----------------------------
Securities registered pursuant to Section 12(b) of the Act:



            Title of Each Class                            Name of Each Exchange on Which Registered
            -------------------                          ---------------------------------------------
Common Stock, Par Value $.01 per share                             New York Stock Exchange
--------------------------------------------             ---------------------------------------------

Preferred Stock Purchase Rights                                    New York Stock Exchange
--------------------------------------------             ---------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:



--------------------------------------------------------------------------------
                                (Title of Class)


--------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed in Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months as for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     x       No
                                               ---------      --------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_]

         The aggregate market value of voting stock of Choice Hotels International, Inc. held by non-affiliates was $503,618,114 as of March 8, 2002 based upon a closing price of $22.33 per share.

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes                  No
    --------------      ------------

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         The number of shares outstanding of Choice Hotels International, Inc.'s Common Stock at March 8, 2002 was 41,331,557.

                      DOCUMENTS INCORPORATED BY REFERENCE.

Certain portions of Registrant's annual report to stockholders for the fiscal year ended December 31, 2001 are incorporated by reference under Parts I and II. Certain portions of Registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's fiscal year, are incorporated by reference under Part III.

                                     PART I

FORWARD-LOOKING STATEMENTS

Certain statements in this report that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Words such as "believes," "anticipates," "expects," "intends," "estimates," "projects," and other similar expressions, which are predictions of or indicate future events and trends, typically identify forward-looking statements. Such statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those projected, including: competition within each of our business segments; business strategies and their intended results; the balance between supply of and demand for hotel rooms; our ability to obtain new franchise agreements; our ability to develop and maintain positive relations with current and potential hotel owners; the effect of international, national and regional economic conditions; the availability of capital to allow us and potential hotel owners to fund investments and construction of hotels; the cost and other effects of legal proceedings; and other risks described from time to time in our filings with the Securities and Exchange Commission, including those set forth under the heading "Risk Factors" in our Report on Form 10-Q for the period ended September 30, 2001. Given these uncertainties, you are cautioned not to place undue reliance on such statements. We also undertake no obligation to publicly update or revise any forward-looking statement to reflect current or future events or circumstances.

Item 1.     Business

Overview

         Choice Hotels International, Inc. (the "Company" or "Choice") is the world's second largest franchisor of hotel properties with 4,545 hotels open and operating in 38 countries at December 31, 2001. In addition, at December 31, 2001, we had 689 franchise properties currently under development representing a total of 56,360 rooms. Choice franchises lodging properties under one of our proprietary brand names (the "Choice brands"): Comfort(R), Comfort Suites(R), Quality(R), Clarion(R), Sleep Inn(R), Econo Lodge(R), Rodeway Inn(R) and MainStay Suites(R). We franchise hotels in all 50 states, Puerto Rico and the District of Columbia and 36 additional countries, with 97% of our franchising revenue generated from hotels franchised in the United States. With recognized brands and a diverse and growing franchisee base, we believe we have a strong foundation for continued growth.

         Choice is a lodging franchisor with low capital expenditure requirements. Our direct real estate exposure is limited to three company-owned MainStay Suites(R). With a focus on hotel franchising versus ownership, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our business provides significant opportunities to increase profits by increasing the number of franchise properties. Our business is based on franchise revenues that consist of an initial fee and ongoing royalty fees, which are based as a percentage of the franchisees' gross room revenues, partner service revenues and other miscellaneous items.

In addition to these fees, we also collect marketing and reservation fees to support centralized marketing and reservation activities.

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

The Lodging Industry/(1)/

         As of December 31, 2001, there were approximately 4.1 million hotel rooms in the United States in hotels/motels containing twenty or more rooms. Of those rooms, approximately


--------------
/(1)/ Source:  Smith Travel Research

1.2 million rooms were not affiliated with a national or regional brand, while the remaining approximately 2.9 million rooms were affiliated with a brand either through franchise or the ownership/management of a national or regional chain.

         Historically, the industry added hotel rooms to its inventory due largely to a favorable hotel lending environment, the ability of hotel operators to regularly increase room rates and the deductibility of passive tax losses, which encouraged hotel development. As a result, the lodging industry saw an oversupply of rooms and a decrease in industry performance.

         Industry performance recovered sharply in the mid-1990's and continued positive growth until 2001. The recession of 2001 coupled with the events of September 11, 2001 caused profitability in the industry to decline for the first time in nearly a decade. Nonetheless, the industry remained profitable through this most difficult period.

         Prior to 2001, the industry had seen consistent gains in RevPAR, a key operating statistic for the industry. RevPAR is calculated by multiplying the percentage of occupied rooms by the average daily room rate realized. From 1993 through 2000, the lodging industry was able to increase its average daily rate ("ADR") at a pace faster than the increase in the Consumer Price Index ("CPI"), a common measure of inflation published by the US Department of Labor. The following chart demonstrates these trends:

The US Lodging Industry's Trends From 1995 - 2001


           Increases in                Average
              Room                      Daily      Increase      Increase     Revenue Per
             Revenue                    Room        in ADR        in CPI       Available                       New
              Versus     Occupancy      Rates       Versus        Versus         Room         Profits         Rooms
Year       Prior Year      Rates        (ADR)     Prior Year    Prior Year      (RevPAR)    (in billions)     Added
----       ------------  ----------   ---------- ------------  -----------    -----------  --------------  ------------
1995 .....     6.7%         65.1%       $65.81       4.7%          2.9%          $42.83        $8.5           64,000
1996 .....     8.9%         65.0%       $70.81       7.6%          2.9%          $46.06       $12.5          101,000
1997 .....     8.8%         64.5%       $75.16       6.1%          1.9%          $48.50       $17.0          128,000
1998 .....     7.7%         64.0%       $78.62       4.4%          2.3%          $50.29       $22.0          143,000
1999 .....     7.4%         63.3%       $81.27       4.0%          2.7%          $51.44       $23.0          143,148
2000 .....     8.6%         63.5%       $85.24       4.7%          3.4%          $54.13       $24.0          121,476
2001 .....    -4.7%         60.1%       $84.85      -0.5%          2.9%          $50.99       $16.7          101,279

         However, due to a downturn in the worldwide economy experienced during 2001, coupled with the terrorist attacks of September 11, industry and RevPAR performance has suffered, which has led to reduced royalties and decreased hotel development. Development of newly constructed hotels is expected to decline further as funding from the hotel development lending market has significantly decreased due to market uncertainty and an inability to effectively value properties.

         The lodging inventory has begun to show signs of economic recovery during the first two months of 2002. Although occupancy and RevPAR figures for 2002 remain below 2001 levels, these factors are showing a return to more normal and predictable levels of business.

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

         Our Econo Lodge(R) and Rodeway Inn(R) brands compete primarily in the limited-service economy market; our Comfort(R), Comfort Suites(R), Quality(R) and Sleep Inn(R) brands compete primarily in the limited-service middle-market. Our MainStay Suites(R) brand competes primarily in the all-suites middle-market. Our Clarion(R) brand competes primarily in the full-service upscale market.

         New hotels opened in recent years typically have been hotels without on-premise food and beverage, as these hotels are less costly to develop, enjoy higher gross margins, and tend to have better access to financing. These hotels typically operate in the economy and mid-scale categories and are located in suburban or highway locations. From 1991 to 2001, the average room count in new hotels declined from 122 to 101 primarily because hotel developers found it difficult to obtain financing of more than $3 million from their primary lending sources (local banks and Small Business Administration-guaranteed loan programs).

         In recent years, operators of hotels not owned or managed by major lodging companies have increasingly joined national hotel franchise chains as a means of remaining competitive with hotels owned by or affiliated with national lodging companies. Because the costs of owning and operating a hotel are generally fixed, increases in revenues generated by affiliation with a franchise lodging chain can improve a hotel's financial performance. Of approximately 1,258 hotel properties that changed their affiliation in 2001, 60% converted from independent status to affiliation with a chain or converted from one chain to another, while only 387 converted from affiliation with a chain to independent status. A total of 365 independent properties switched to a franchise chain in 2001.

         The large franchise lodging chains, including us, generally provide a number of services to hotel operators to improve the financial performance of their properties including national reservation systems, marketing and advertising programs, training and education programs, property systems, revenue enhancement services, and direct sales programs. We believe that national franchise chains with a larger number of hotels enjoy greater brand awareness among potential guests than those with fewer numbers of hotels, and that greater brand awareness can increase the desirability of a hotel to its potential guests.

         We believe that hotel operators choose lodging franchisors based primarily on the perceived value and quality of each franchisor's brand and its services, and the extent to which affiliation with that franchisor may increase the franchisee's reservations and profits.

Franchise Business

         Economics of Franchise Business. The fee and cost structure of our business provides significant opportunities for us to increase profits by increasing the number of franchised properties. As a hotel franchisor, we derive substantially all of our franchise revenue from franchise fees. Our franchise fees consist of an initial fee and ongoing royalty, marketing and reservation fees which are typically based on a percentage of the franchisee's gross room revenues. The royalty portion of the franchise fee is intended to cover our operating expenses, such as expenses incurred in quality assurance, administrative support and other franchise services and to provide us with operating profits. The marketing and reservation portion of the franchise fee are used exclusively by our marketing and reservation funds for the expenses associated with national marketing and media advertising and providing such franchise services as the central reservation system.

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

         Strategy. Our business strategy is designed to create consistent growth by leveraging Choice's large and well-known global hotel brands, proven franchise sales capabilities, effective marketing efforts and reservations delivery, many RevPAR enhancing services and technology, and financial strength created by our significant free cash flow.

         Specific elements of our strategy include building strong brands, delivering exceptional services, reaching more consumers and leveraging size, scale and distribution.

         Build Strong Brands. Each of our brands has particular attributes and strengths, including exceptionally high awareness with both consumers and developers. Our strategy is to utilize the strengths of each brand for both unit growth and RevPAR gains that create royalty growth.

         We have a wide array of well-known and established brands that meet the needs of many types of guests and can be developed at various price points and can be applied to both new and existing hotels. This ensures that we have opportunities for creating unit growth in various types of markets, with various types of customers, and during both industry contraction and growth cycles. During times of lower industry supply growth and tighter capital markets, we can rely on gaining conversions from hotels seeking the awareness and proven performance provided by our brands. Over the past 10 years, the industry has seen a significant movement of hotels from independent to chain affiliation, with affiliated hotels increasing from 46% of the market in 1990 to 60% of the market in 2000 and 2001. This trend is likely to continue, as industry RevPAR growth remains soft. When industry conditions become more favorable, a greater portion of our unit growth will come from our new construction brands. We believe that a large number of markets can still support our hotel brands, and the growth potential for our brands remains strong.

         To keep our brand images contemporary and communicate positive changes to our brands, including new prototypes and enhanced system quality, Choice announced new brand logos for its Quality(R), Sleep Inn(R) and Comfort Suites(R) brands during 2001. Expected to be complete during 2002, these new logos signal Choice's commitment to enhancing our brands to both developers and consumers alike.

         We will ensure each of our brands remain appealing to hotel owners and guests alike by continuing to create integrated brand and development strategies for our brands that leverage each brands' unique strengths and identify the most appropriate methods for both system growth and RevPAR improvement. We will also focus on creating a customer-driven quality assurance program across all of our brands to ensure each hotel is consistently and effectively meeting guest needs.

         Deliver Exceptional Services. We have successfully created a wide array of services and local customer touch points to help franchisees improve performance. Our field staff, in combination with strong technology products, directly helps property owners effectively manage their properties to improve RevPAR performance. Marketing services help create effective positioning for brands and drive guest stays. Reservations services deliver a high percentage of guests directly to properties. These services create revenue gains for hotel owners and translate into both higher royalty rates for Choice and improved returns for owners, leading to further unit growth. These services also make Choice brands attractive to both experienced hotel owners and developers new to the industry. We will continue to align these services directly on customer needs, focus on those activities that generate the highest revenue for our customers, and ensuring efficient, effective, and coordinated service delivery minimizes overhead costs.

         Reach More Consumers. Hotel owners greatly value the large delivery of guests we provide through corporate and brand marketing, reservations, key account sales, and Choice's loyalty programs, Choice Privileges and EA$Y Choice. Our strategy is to continue to maximize the effectiveness of these services and programs to deliver both leisure and business travelers to Choice-branded hotels. Our emphasis will be on stressing our very powerful leisure market, while improving overall contributions from business travelers.

         Choice will continue to increase awareness of its hotels through its multi-branded national marketing campaign using re-imaged signs and our "Power of Being There. Go" tagline. This campaign is intended to generate the most compelling voice in the limited service segment and utilize Choice's significant size to create even greater awareness for our brands. Local and regional co-op marketing campaigns will continue to leverage the national marketing programs to drive business to Choice properties at a local level. The Choice Privileges program has also been enhanced through the introduction of airline mile options. Our continued focus on overall brand quality coupled with these new initiatives is designed to stimulate room demand for our franchised hotels through improved guest satisfaction.

         Leverage Size, Scale and Distribution. We will focus on identifying methods for utilizing the significant number of hotels in our system using our size to reduce costs, and increase returns, for hotel owners. We will continue to create partnerships with endorsed vendors that both make low-cost products available to our franchisees and streamline the purchasing process through the use of effective purchasing technology. These efforts also benefit the company in enhancing brand quality, creating enhanced cash flows for Choice, and making the selection of a Choice brand even more compelling. We intend to continue to expand this business and identify new methods for decreasing hotel operating costs by increasing penetration internally, creating new vendor relationships, and identifying opportunities for external growth.

         Over the past year, Choice has taken aggressive steps to improve the efficiency of its operations, including a reorganization and consolidation of reservation centers in November 2001. Management will continue to revise our structure, create more efficient internal processes and use technology to lower cost and improve results.

Franchise System

         Our franchise hotels operate under one of the Choice brand names:
Comfort(R), Comfort Suites(R), Quality(R), Clarion(R), Sleep Inn(R), Econo Lodge(R), Rodeway Inn(R) and MainStay Suites(R). The following table presents key statistics relative to our domestic franchise system over the fiscal year ended May 31, 1997, for the seven-month period ended December 31, 1997 and for the five fiscal years ended December 31, 2001.

                       COMBINED DOMESTIC FRANCHISE SYSTEM

                                                         As of and
                                       As of and For   For the Seven
                                      the Year Ended   Months Ended              As of and For the Year Ended
                                          May 31,       December 31,                      December 31,
                                      ----------------------------------------------------------------------------------------
                                            1997           1997        1997        1998         1999        2000        2001
                                      ----------------------------------------------------------------------------------------
Number of properties, end of period ..      2,781         2,880        2,880        3,039        3,123       3,244       3,327
Number of rooms, end of period .......    235,431       242,161      242,161      252,357      258,120     265,962     270,514
Royalty fees ($000) ..................   $ 91,724      $ 65,271     $ 99,144     $109,240     $120,932    $131,702    $133,244
Average Royalty Rate/(1)/ ............       3.4%          3.5%         3.5%         3.6%         3.7%        3.8%        3.9%
Average occupancy percentage .........      62.6%         66.2%        62.3%        61.0%        60.5%       59.8%       57.5%
Average daily room rate (ADR) ........   $  51.92      $  54.97     $  53.89     $  56.23      $ 58.42     $ 61.45     $ 62.31
RevPAR/(2)/ ..........................   $  32.52      $  36.39     $  33.56     $  34.30      $ 35.33     $ 36.72     $ 35.83

----------
/(1)/ Represents domestic royalty fees as a percentage of aggregate gross room revenues of all of the domestic Choice brand franchised hotels.

/(2)/ The Company's RevPAR figure for each fiscal year is an average of the RevPAR calculated for each month in the fiscal year. The Company calculates RevPAR each month based on information actually reported by franchisees on a timely basis to the Company.

         We have approximately 2,400 domestic franchisees and operate in all 50 states and the District of Columbia. Approximately 97% of the total royalty income is generated from domestic franchise operations. Consequently, our analysis of our franchise system is focused on the domestic operations. Currently, no master franchisee or other franchisee accounts for 5% or more of Choice's royalty revenues or total revenues.

Brand Positioning

         Our brands offer consumers a wide range of choices from economy hotels to upscale, full service properties.


         Comfort. Our largest brand is Comfort. Comfort Inns offer rooms in the mid-scale without food and beverage category and is targeted to business and leisure travelers. Principal competitor brands include Baymont, Fairfield Inn, Hampton Inn, Holiday Express and LaQuinta. Comfort Suites offer business and leisure guests a large room with separate living and sleeping areas. This product competes in the upper portion of the mid-scale without food and beverage category against brands such as AmeriSuites, Hampton Inn and Suites and Spring Hill. At December 31, 2001, there were 1,713 Comfort Inn properties and 319 Comfort Suites properties with a total of 131,647, and 25,472 rooms, respectively, open and operating worldwide. An additional 281 Comfort Inn and Comfort Suites properties with a total of 20,255 rooms were under development. During 2001, we added 140 Comfort properties while terminating 48.

         Comfort properties are located in the United States and in Argentina, Australia, the Bahamas, Belgium, Brazil, Canada, Cayman Islands, Costa Rica, Czech Republic, Denmark, Egypt, El Salvador, Finland, France, Germany, India, Ireland, Italy, Jamaica, Japan, Lebanon, Norway, Portugal, Puerto Rico, Sweden, Switzerland, Thailand, Turks & Caicos, the United Kingdom and the United Arab Emirates. The following chart summarizes the Comfort system in the United
States:

                             COMFORT DOMESTIC SYSTEM

                                                                    As of and
                                                 As of and For    For the Seven
                                                the Year Ended    Months Ended               As of and For the Year Ended
                                                    May 31,        December 31,                      December 31,
                                                ------------------------------------------------------------------------------------
                                                     1997            1997         1997       1998       1999       2000       2001
                                                ------------------------------------------------------------------------------------
Number of properties, end of period............       1,255            1,304       1,304      1,394      1,470     1,568      1,621
Number of rooms, end of period.................     102,722          105,384     105,384    110,682    112,727   122,761    126,998
Royalty fees ($000)............................    $ 50,758          $36,446     $55,261   $ 61,153    $68,177   $75,968    $78,690
Average occupancy percentage...................       67.2%            71.3%       66.6%      65.4%      64.8%     63.7%      61.3%
Average daily room rate (ADR)..................    $  54.17           $57.15      $55.74   $  58.19    $ 60.57   $ 63.77    $ 65.30
RevPAR.........................................    $  36.39           $40.75      $37.15   $  38.03    $ 39.26   $ 40.60    $ 40.01


         Quality. Certain Quality Inns, Quality Inns and Suites, and Quality Suites hotels compete in the mid-scale with food and beverage category. Quality Inns, Quality Inns and Suites, and Quality Suites are targeted to business and leisure travelers. Principal competitor brands include Best Western, Holiday Inn, Howard Johnson and Ramada Inn. At December 31, 2001, there were 746 Quality Inn and Quality Inns and Suites properties with a total of 78,918 rooms, and 53 Quality Suites properties with a total of 5,842 rooms open worldwide. An additional 178 Quality Inn, Quality Inns and Suites and Quality Suites properties with a total of 18,028 rooms were under development. During 2001, a total of 82 Quality properties were added while 49 were terminated.

         Quality properties are located in the United States and in Australia, Brazil, Canada, Chile, Costa Rica, the Czech Republic, Denmark, Egypt, Finland, France, Germany, Honduras, India, Indonesia, Ireland, Italy, Lebanon, Malaysia, New Zealand, Norway, Portugal, Sweden, Thailand, the United Kingdom and the United Arab Emirates. The following chart summarizes the Quality system in the United States:

                             QUALITY DOMESTIC SYSTEM

                                                                    As of and
                                                 As of and For    For the Seven
                                                the Year Ended    Months Ended               As of and For the Year Ended
                                                    May 31,        December 31,                      December 31,
                                                ------------------------------------------------------------------------------------
                                                     1997            1997         1997       1998       1999       2000       2001
                                                ------------------------------------------------------------------------------------
Number of properties, end of period............         409             419         419        430         431        436       430
Number of rooms, end of period.................      50,487          50,674      50,674     50,151      49,331     49,191    48,014
Royalty fees ($000)............................     $17,623         $14,459     $18,488    $20,187     $21,034    $21,753   $20,605
Average occupancy percentage...................       61.3%           63.8%       60.2%      58.9%       58.0%      57.6%     55.3%
Average daily room rate (ADR)..................     $ 54.61         $ 57.58      $56.79    $ 60.02     $ 61.89     $64.05    $64.72
RevPAR.........................................     $ 33.46         $ 36.73      $34.19    $ 35.35     $ 35.90     $36.86    $35.80

         Clarion. Clarion Inns, Clarion Hotels, Clarion Resorts and Clarion Suites hotels are full-service properties with on-premise food and beverage facilities and operate in the upscale category. Clarion properties are targeted to business and leisure travelers. Principal competitor brands include Crowne Plaza, Four Points by Sheraton, Radisson, Courtyard by Marriott and Doubletree.

         At December 31, 2001, there were 160 Clarion properties with a total of 23,658 rooms open and operating worldwide and an additional 28 properties with a total of 4,082 rooms under development. During 2001, 25 Clarion properties were added while 18 were terminated. The properties are located in the United States, Argentina, Australia, Canada, China, Costa Rica, Denmark, France, Germany, Guatemala, Honduras, Indonesia, Ireland, Italy, Japan, Norway and the United Kingdom. The following chart summarizes the Clarion system in the United States:


                             CLARION DOMESTIC SYSTEM


                                                                    As of and
                                                 As of and For    For the Seven
                                                the Year Ended    Months Ended               As of and For the Year Ended
                                                    May 31,        December 31,                      December 31,
                                                ------------------------------------------------------------------------------------
                                                     1997            1997         1997       1998       1999       2000       2001
                                                ------------------------------------------------------------------------------------
Number of properties, end of period...........          92               96           96        105        112        114        119
Number of rooms, end of period................      14,721           16,161       16,161     17,878     18,815     18,537     18,032
Royalty fees ($000)...........................     $ 4,081          $ 2,957      $ 5,061    $ 5,447    $ 6,491    $ 7,796    $ 7,189
Average occupancy percentage..................       63.3%            64.7%        62.3%      60.5%      59.0%      58.8%      54.3%
Average daily room rate (ADR).................     $ 67.76          $ 71.53      $ 70.67    $ 72.25    $ 74.17    $ 81.37    $ 78.14
RevPAR........................................     $ 42.86          $ 46.29      $ 44.05    $ 43.73    $ 43.74    $ 47.86    $ 42.46

         Sleep Inn. Established in 1988, Sleep Inn is a new-construction hotel brand in the lower portion of the mid-scale without food and beverage category. Sleep Inns are targeted to the business and leisure traveler. Principal competitor brands include Fairfield Inn, Holiday Express, LaQuinta and Red Roof.

         At December 31, 2001, there were 295 Sleep Inn properties with a total of 22,731 rooms open and operating worldwide. An additional 73 properties with a total of 5,261 rooms were under development. During 2001, 29 Sleep Inn properties were added while 2 were terminated. The properties are located in the United States, Brazil, Canada, Japan and the United Kingdom. The following chart summarizes the Sleep system in the United States:


                              SLEEP DOMESTIC SYSTEM

                                                                    As of and
                                                 As of and For    For the Seven
                                                the Year Ended    Months Ended               As of and For the Year Ended
                                                    May 31,        December 31,                      December 31,
                                                ------------------------------------------------------------------------------------
                                                     1997            1997         1997       1998       1999       2000       2001
                                                ------------------------------------------------------------------------------------
Number of properties, end of period............        131              156          156       197        224       261         285
Number of rooms, end of period.................      9,635           11,538       11,538    14,924     17,199    20,158      21,945
Royalty fees ($000)............................    $ 3,343           $2,630      $ 3,926    $5,337    $ 7,241   $ 8,713     $ 9,635
Average occupancy percentage...................      63.9%            66.5%        63.0%     62.0%      60.6%     59.6%       57.5%
Average daily room rate (ADR)..................    $ 48.11           $50.54      $ 49.41    $51.32    $ 53.91   $ 55.82     $ 57.02
RevPAR.........................................    $ 30.75           $33.60      $ 31.11    $31.82    $ 32.66   $ 33.25     $ 32.79

         Econo Lodge. Econo Lodge hotels operate in the economy category of the lodging industry. Econo Lodges are primarily targeted to senior citizens and rely to a large extent on strong roadside name recognition. Principal competitor brands include Days Inn, Motel 6, Ramada Limited, Red Carpet Inn, Super 8 and Travelodge.

         At December 31, 2001, there were 730 Econo Lodge properties with a total of 44,788 rooms open and operating in the United States and Canada, and an additional 66 properties with a total of 4,298 rooms under development in those two countries. During 2001, 42 Econo Lodge properties were added while 28 were terminated. The following chart summarizes the Econo Lodge system in the United
States:

                           ECONO LODGE DOMESTIC SYSTEM

                                                                    As of and
                                                 As of and For    For the Seven
                                                the Year Ended    Months Ended               As of and For the Year Ended
                                                    May 31,        December 31,                      December 31,
                                                ------------------------------------------------------------------------------------
                                                     1997            1997         1997       1998       1999       2000       2001
                                                ------------------------------------------------------------------------------------
Number of properties, end of period............        682              692         692        698        691        684        691
Number of rooms, end of period.................     44,636           45,050      45,050     44,458     43,754     42,611     42,936
Royalty fees ($000)............................    $13,288          $ 8,991     $13,687    $13,975    $14,313    $14,490    $14,100
Average occupancy percentage...................      56.4%            60.7%       56.1%      54.3%      54.0%      52.9%      51.4%
Average daily room rate (ADR)..................    $ 41.33          $ 43.86     $ 42.35    $ 43.55    $ 45.01    $ 46.33     $47.30
RevPAR.........................................    $ 23.30          $ 26.63     $ 23.75    $ 23.65    $ 24.32    $ 24.51     $24.30

         Rodeway Inn. The Rodeway Inn brand competes in the economy category and is primarily targeted to senior citizens. Principal competitor brands include Ho-Jo Inn, Ramada Limited, Red Roof Inn, Shoney's Inn, Super 8 and Motel 6. At December 31, 2001, there were 142 Rodeway Inn properties with a total of 9,179 rooms open and operating in the United States and an additional 19 properties with a total of 1,231 rooms under development in the United States and Canada. During 2001, 12 Rodeway properties were added while 21 were terminated. The following chart summarizes the Rodeway system in the United States:


                             RODEWAY DOMESTIC SYSTEM

                                                                    As of and
                                                 As of and For    For the Seven
                                                the Year Ended    Months Ended               As of and For the Year Ended
                                                    May 31,        December 31,                      December 31,
                                                ------------------------------------------------------------------------------------
                                                     1997            1997         1997       1998       1999       2000       2001
                                                ------------------------------------------------------------------------------------
Number of properties, end of period............        217              209         209        196        166        147        142
Number of rooms, end of period.................     13,509           12,997      12,997     12,447     10,613      9,605      9,179
Royalty fees ($000)............................     $2,631           $1,756      $2,671     $2,678     $2,552     $2,391     $2,171
Average occupancy percentage...................      52.7%            54.7%       51.4%      50.1%      50.7%      50.3%      47.2%
Average daily room rate (ADR)..................     $41.15           $44.11      $43.15     $44.03     $45.57     $48.25     $48.94
RevPAR.........................................     $21.68           $24.13      $22.20     $22.04     $23.09     $24.25     $23.11

         MainStay Suites. MainStay Suites, our newest hotel brand, is a midscale extended-stay lodging product targeted to travelers who book hotel rooms for five nights or more. As of December 31, 2001, there were 39 open hotels with 3,410 rooms and an additional 26 properties with 2,097 rooms under development. During 2001, 6 MainStay Suites properties were added while 1 was terminated.

         The MainStay Suites brand is designed to fill the gap in the midscale category between existing upscale and economy extended-stay lodging products. Principal competitors brands include Candlewood Suites, Homestead Village, Sierra Suites and TownePlace Suites. The following chart summarizes the MainStay Suites system in the United States:

                            MAINSTAY DOMESTIC SYSTEM


                                               As of and For the Year Ended
                                                      December 31,
                                             -------------------------------
                                                1999      2000        2001
                                             -------------------------------

  Number of properties, end of period......      29        34          39
  Number of rooms, end of period...........   2,681     3,099       3,410
  Royalty fees ($000)......................  $1,124   $   586     $   853
  Average occupancy percentage.............   66.0%     70.0%       65.8%
  Average daily room rate (ADR)............   58.87   $ 63.69     $ 64.09
  RevPAR...................................  $38.88   $ 44.59     $ 42.20

International Franchise Operations

         We conduct our international business through master franchise arrangements, direct franchise agreements, and investments in overseas hospitality companies that are involved with both hotel management and franchising. The use of our brands by third parties overseas are governed by master franchising agreements which generally provide the master franchisee with the right to the brands in a specific geographic region, usually for a fee. As of December 31, 2001, we had 1,218 franchise hotels in 37 countries outside of the United States. The following table illustrates the growth of our international operations over the fiscal year ended May 31, 1997, for the seven month period ended December 31, 1997 and for the five fiscal years ended December 31, 2001.

                   COMBINED INTERNATIONAL FRANCHISE SYSTEM(1)

                                                                As of and
                                             As of and For    For the Seven
                                            the Year Ended    Months Ended              As of and For the Year Ended
                                                May 31,        December 31,                    December 31,
                                            -----------------------------------------------------------------------------------
                                                  1997            1997         1997       1998       1999      2000      2001
                                            -----------------------------------------------------------------------------------
Number of properties, end of period.....           563             605          605        632      1,125     1,148     1,218
Number of rooms, end of period..........        47,603          50,639       50,639     53,095     80,134    84,389    92,035
Royalty fees ($000).....................        $1,672            $958       $2,303    $ 4,902    $ 6,949    $5,286   $ 5,215

/(1)/ Master franchise contracts do not currently require the reporting of operating statistics (e.g. average occupancy percentage and average daily room rate) of the underlying hotels, thus RevPAR is not calculated for foreign hotels.

         Europe. Through our relationships with Friendly Hotels PLC (Currently known as C.H.E. Group PLC) ("Friendly") and Choice Hotels Scandinavia ("CHS"), we are the second largest branded hotel chain in Europe. As of December 31, 2001, Friendly's portfolio consisted of 338 properties which were owned, managed or franchised. CHS had 135 open properties at December 31, 2001.

         In May 1996, we granted to Friendly a master franchise agreement for the United Kingdom and Ireland. In January 1998, we also granted Friendly the master franchise rights for continental Europe (excluding Scandinavia). Both agreements include the Comfort, Quality and Clarion brands for a ten-year period. In exchange, we received shares of common stock and were to receive an $8.0 million payment, payable in eight equal annual installments. As of December 31, 2001, we held 1,227,622 shares of common stock and 31,097,755 shares of 5.75% convertible preferred stock in Friendly.

         On January 19, 2001, the shareholders of Friendly approved a capital reorganization intended to provide Friendly with a stronger balance sheet and improve its operations. Pursuant to the capital reorganization, we waived certain royalty and marketing fees due from Friendly for the period between December 27, 1999 and December 31, 2005, waived the then five remaining annual installments of the master franchise agreement and provided Friendly with a (pound)7.8 million (approximately US $11.4 million) secured letter of credit, in consideration for, among other things, a reduction in the conversion price of our convertible preferred shares from 150 pence to

60 pence. Other modifications to our convertible preferred shares include a change in the dividend rate from 5.75% (payable in cash) to 2% per annum, if payable in additional convertible preferred shares. Friendly may alternatively elect to pay cash dividends at the rate of 3.5% per annum up until January 30, 2013 and thereafter at the rate of 5.75%. In addition, accrued dividends due to us as of February 7, 2001 were converted to additional convertible preferred shares of Friendly. As of December 31, 2001, Friendly had drawn (pound)5.3 million (approximately US $7.7 million) of the available letter of credit and the balance available on the letter of credit was reduced to (pound)5.0 million (approximately US $7.3 million) as of January 21, 2002. The letter of credit will expire on June 30, 2002.

         During 2001, Friendly settled a $4.0 million deferred consideration due to us through the issuance of 2,404,013 convertible preferred shares. The effect of the reduction in the conversion price together with the conversion of dividend arrearage to additional convertible preferred shares of Friendly and the settlement of the deferred consideration, both resulting in the issuance of convertible preferred shares, on a fully converted basis, the Company's ownership in Friendly would have been approximately 71%. No dividends were accrued during 2001 or 2000.

         We did not control Friendly nor have the requirement to consolidate Friendly for financial reporting purposes. Our fully converted holding in Friendly was 71%, but voting rights in that percentage would only have been granted to us if we had converted the convertible preferred shares to ordinary shares. As of December 31, 2001, we only had 5.4% of the voting rights. Additionally, we had appointed three of the eight existing directors to the board of Friendly, and therefore could not control any vote. These appointed directors did not have the legal right under English law to vote on resolutions regarding matters where we were a related party.

         In addition to the capital reorganization, Friendly commenced a non-core real estate asset disposal program to de-leverage its balance sheet. In order to enable its disposal program, Friendly revalued its real estate portfolio at December 31, 2000 and recognized a non-cash write-down of (pound)49.1 million. We recognized equity losses of $(16.4 million) and $(12.1 million) for the years ended December 31, 2001 and 2000 related to mid-year adverse fixed asset valuation adjustments due to a decline in economic conditions and incremental professional fees associated with the reorganization.

         On February 21, 2002, Friendly announced that it had been unable to find an acceptable buyer for its business and would terminate such efforts at this time. Given the bid period termination and the adverse economic conditions of Friendly, we disposed of our entire preferred and common equity interest in Friendly on March 20, 2002, and immediately relinquished our three seats on Friendly's board of directors. Accordingly, we reduced its investment in Friendly to zero through a $22.7 million charge to reflect the permanent impairment of our asset as of December 31, 2001.

         Canada. We conduct our operation in Canada through Choice Hotels Canada, Inc. a joint venture owned 50% by us and 50% by W-westmont, a subsidiary of Westmont Hospitality.

Choice Hotels Canada is the largest lodging organization in Canada with 240 franchised properties open as of December 31, 2001.

         Australia. In June 1998, we entered into a strategic alliance with Flag International Limited ("FIL"). Pursuant to the transaction, a subsidiary of FIL, Flag Choice Hotels ("FCH"), was formed to conduct franchise operations in Australia. Through July 2002, we are obligated to provide a loan facility to FCH in an amount up to A$5.0 million, of which A$3.75 million may be converted to an additional 30% equity holding in FCH. As of December 31, 2001, we held 15% of FCH through the conversion of A$1.875 million in notes and held one seat on FCH's board of directors. Upon conversion of the remaining 15%, we will be entitled to an additional board seat. As of December 31, 2001, FCH had 65 franchised properties opened under the Choice brands and 346 franchised hotels under the Flag brands. Through ongoing discussions with individual property owners, FCH will continue its efforts to convert appropriate Flag branded properties to the appropriate Choice brands.

         Other International Relationships. We have various master franchise and area representative arrangements in place with local hotel management and franchising companies located in South America, India, New Zealand, Central America, Japan, Indonesia, and Egypt. In addition, the Company has direct franchise relationships with four properties in the Caribbean, two properties each in Thailand, Malaysia, and Lebanon, and one property each in China, Dubai, and Tunisia.

Franchise Sales

         We have identified key market areas for hotel development based on supply/demand relationships and strategic objectives. Development opportunities are typically first offered; (i) to existing franchisees; and then to (ii) developers of hotels; (iii) owners of independent hotels and motels; (iv) owners of hotels affiliated with other franchisors' brands; and; (v) contractors who construct any of the foregoing. In considering hotels for conversion to one of the Choice brands, or sites for development of new hotels, we consider locations which are close to major highways, airports, tourist attractions and business centers that attract travelers.

         At December 31, 2001, we employed approximately 22 sales directors, each of whom is responsible for a particular region or geographic area. Sales directors contact potential franchisees directly and receive compensation based on sales generated. Franchise sales efforts emphasize the benefits of affiliating with one of the Choice brands, our commitment to improving RevPAR, our television, radio and print brand advertising campaigns, the Choice reservation system, our training and support systems (including our proprietary property management system) and our history of growth and profitability. Because the Choice brands cover a broad spectrum of the lodging marketplace, we are able to offer each prospective franchisee a brand that fits its needs, lessening the chances that the prospective franchisee would need to consider a competing franchise system.

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

         During fiscal 2001, Choice received 756 franchise applications for new additions and relicensing of existing hotels, signed 300 new addition franchise agreements and placed 225 new properties into operation in the United States under the Choice brands. Of those placed into operations, 107 were newly constructed hotels. By comparison, during the twelve month period ended December 31, 2000, we received 801 franchise applications for new additions and relicensing of existing hotels, signed 298 new addition franchise agreements and added 274 new properties into operation in the U.S. An application received may not always result in a signed franchise agreement during the year received or at all due to an applicant being unable to obtain financing or because the Company and the applicant are unable to agree on the financial terms of the franchise agreement.

Franchise Agreements

         Our standard franchise agreement grants a franchisee the right to non-exclusive use of our franchise system in the operation of a single hotel at a specified location, typically for a period of 20 years, with certain rights to each of the franchisor and franchisee to terminate the franchise agreement before the twentieth year. When the responsibility for development is sold to a master franchisee, that party has the responsibility to sell to local franchisees the Choice brands and the master franchisee generally must manage the delivery of necessary services (such as training, quality assurance, reservations and marketing) to support the franchised hotels in the master franchise area. The master franchisee collects the fees paid by the local franchisee and remits an agreed share to us. Master franchise agreements generally have a term of at least 10 years. We have only entered into master franchise agreements with respect to franchise hotels outside the United States.

         Either party to a franchise agreement, other than master franchise agreements, can terminate a franchise agreement prior to the conclusion of their term under certain circumstances, such as at certain anniversaries of the agreement. Early termination options give us flexibility in eliminating or re-branding properties which become weak performers for reasons other than contractual failure by the franchisee. We also have the right to terminate a franchise agreement if a franchisee fails to bring properties into compliance with contractual or quality standards within specified periods of time. Master franchise agreements typically contain provisions permitting us to terminate the agreement for failure to meet a specified development schedule.

         In 2001, we continued to place great focus on enforcing quality standards. Terminations of open properties that failed to meet quality assurance standards or contractual obligations were 142 properties in 2001 (28 of which were mutually agreed upon terminations) and 161 properties in 2000 (36 of which were mutual terminations).

         Franchise fees vary among the different Choice brands, but generally are competitive with the industry average within their market group. Franchise fees usually have four components: an initial, one-time affiliation fee; a royalty fee; a marketing fee; and a reservation fee. Proceeds from the marketing fee and reservation fee are used exclusively to fund marketing programs and the Company's central reservation system, respectively. Most marketing fees support marketing programs designed to support all of the Choice brands, while some contribute to brand-specific marketing programs. Royalty fees and affiliation fees are the principal sources of profits for us.

         The standard franchise agreements typically require our franchisees to pay the following fees:

                              QUOTED FEES BY BRAND

                                              Initial Fee        On-Going Fees as a Percentage of Gross Room Revenues
                                               Per Room/       --------------------------------------------------------
                 Brand                          Minimum         Royalty Fees      Marketing Fees      Reservation Fees
                 -----                     -----------------   --------------     ---------------     -----------------
Comfort Inn.............................     $300/$50,000             5.25%            2.1%                  1.75%
Comfort Suites..........................     $300/$50,000             5.25%            2.1%                  1.75%
Quality Inn.............................     $300/$35,000             4.0%             2.1%                  1.75%
Quality Suites..........................     $300/$50,000             4.0%             2.1%                  1.25%
Sleep Inn...............................     $300/$40,000             4.5%             2.1%                  1.75%
Clarion.................................     $300/$40,000             3.75%            1.0%                  1.25%
Econo Lodge.............................     $250/$25,000             4.0%             3.5%(1)               --
MainStay Suites.........................     $300/$30,000             4.5%             2.5%(1)               --
Rodeway.................................     $250/$25,000             3.5%             1.25%                 1.25%

-------------
/(1)/ Fee includes both Marketing and Reservation Fees.

         We have increased our average royalty rate since fiscal year 1993, primarily by increasing the number of higher royalty fee contracts in the franchise system and due to the escalation of royalty fees as franchise agreements mature. For the twelve months ended December 31, 2001, our average royalty rate for all Choice domestic brand hotels was 3.95%.

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

         Central Reservation System. On average, approximately 25% of the room nights booked at franchisees' properties are reserved through a central reservation system, which is supported by our toll-free telephone reservation system, our proprietary Internet site, and global distribution systems. Our reservation system consists of a computer reservation system known as CHOICE 2001, three reservation centers in North America and several international reservation centers run by us or our master franchisees. Operators trained on the CHOICE 2001 system can match each caller with a Choice-branded hotel meeting the caller's needs. It provides an instant data link to our franchised properties as well as to the Amadeus, Galileo, SABRE and Worldspan airline reservation systems that facilitates the reservation process for travel agents. We also offer our rooms for sale on our own proprietary Internet site (choicehotels.com) as well as those of other travel companies.

         To define more sharply the market and image for each of our brands, we began advertising separate toll-free reservation numbers for all of our brands in fiscal year 1995, although we allow our reservation agents to cross-sell the Choice brands. If a room in the Choice hotel brand requested by a customer is not available in the location or price range that the ustomer desires, the agent may offer the customer a room in another Choice-branded hotel that meets the customer's needs. Cross-selling enables Choice and its franchisees to capture additional business.

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

         As of March 15, 2002, approximately 2,600 hotels in the United States and Canada are using Profit Manager, with approximately 1,700 of those hotels utilizing the revenue management function.

         Brand Name Marketing and Advertising. Our marketing and advertising programs are designed to heighten consumer awareness and preference for the Choice brands. Marketing and advertising efforts include national television and radio advertising, print advertising in consumer and trade media and promotional events, including joint marketing promotions with vendors and corporate partners.

         In May 2001, a new multi-branded national marketing campaign, "The Power of Being There, Go", was introduced. Choice also took a leadership position in the marketplace by rapidly introducing the "Thanks for Traveling" theme which became an industry "rallying cry" immediately after September 11, 2001.

         Numerous marketing and sales programs are conducted which target specific groups, including corporate travelers, senior citizens, motorist club members, families, government and military employees, and meeting planners. Other marketing efforts include domestic and international trade show programs, publication of group and tour rate directories, direct-mail programs, electronic direct marketing e-mail programs, centralized commissions for travel agents, fly-drive programs in conjunction with major airlines, and annual publication of a Travel and Vacation Directory.

         In 1998, we launched a loyalty program called Guest Privileges at four of our brands (Comfort, Clarion, Quality and Sleep) to attract and retain frequent travelers. As of December 31, 2001, the program had 1.2 million members. In 2001, Choice renamed the program Choice Privileges in order to communicate the link of the program to Choice Hotels. In 2001, we launched a promotion called EA$Y CHOICE at our Econo Lodge and Rodeway Inn brands. The EA$Y CHOICE promotion is a stamp redemption program and requires no program to join. Additionally, Choice now offers all guests the ability to earn airline miles in American AAdvantage(R) and US Airways Dividend Miles(R). As of February 1, 2002, Delta and Northwest became airline partners. It is anticipated that additional airlines will be added in 2002. Choice Privileges and EA$Y CHOICE participants can earn airline miles or points/ stamps.

         Marketing and advertising programs are directed by our marketing department, which utilizes the services of independent advertising agencies. We also employ home-based sales personnel geographically located across the United States using personal sales calls, telemarketing and other techniques to target specific customer groups, such as potential corporate clients in areas where our franchised hotels are located, the motor coach market, and meeting planners. All sales personnel sell business for all of the Choice brands.

         Our franchise service directors work with franchisees to maximize RevPAR. These directors advise franchisees on topics such as marketing their hotels, improving quality and maximizing the benefits offered by the Choice reservations system.

         Quality Assurance Programs. Consistent quality standards are critical to the success of a hotel franchise. We have established quality standards for all of our franchised brands which cover housekeeping, maintenance, brand identification and level of services offered. We inspect properties for compliance with our quality standards when application is made for admission to the franchise system. The compliance of existing franchisees with quality standards is monitored through scheduled and unannounced Quality Assurance Reviews conducted optimally twice per year at each property. Properties which fail to maintain a minimum score are reinspected on a more frequent basis until deficiencies are cured, or until such properties are terminated.

         To encourage compliance with quality standards, various brand-specific incentives and awards are used to reward franchisees who maintain consistent quality standards. We identify franchisees whose properties operate below minimum quality standards and assist them in complying with brand specifications. Franchisees who fail to improve on identified quality matters may be subject to consequences ranging from written warnings to termination of the franchisee's franchise agreement. During the twelve months ended December 31, 2001, 72 domestic properties were terminated for failure to maintain minimum quality assurance scores.

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

         One of the past programs was a "Construction to Permanent Financing" program under which Saloman Smith Barney together with Suburban Capital Markets, Inc. offered $100 million in financing per year to qualified franchises and the Company guaranteed such loans with a maximum guarantee amount of $10 million. At December 31, 2000, loans outstanding under this program were $6.0 million and the Company's guarantee covered $3.0 million of these loans. In 2001, the $6.0 million loan was settled, removing the Company's open guarantee of $3.0 million. The program had been terminated in 1999.

         During 2001, the Company implemented a low-cost signage leasing program to assist franchisees with costs related to the reimaging of the Quality, Comfort Suites and Sleep brands. The company expects to meet its goal of having the re-imaging project completed by May 31, 2002.

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

         Choice is the second largest hotel franchisor in the world in terms of number of open hotels. In the United States, Cendant Corporation (formerly HFS, Inc.), with over 6,275 franchised hotels, is the largest franchisor. Six Continents (formerly Bass Hotels & Resorts) has 2,314, Hilton has 1,935, Marriott International, Inc. has 1,916, Accor has 1,219, Carlson Hospitality has 554, and Starwood Hotels and Resorts has 377 properties.(1)

         Our prospects for growth are largely dependent upon the ability of our franchisees to compete in the lodging market, since our franchise system revenues are based on franchisees' gross room revenues and the ability of our franchisees to obtain financing to construct new hotels.

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

Service Marks and Other Intellectual Property

         The service marks Quality, Comfort, Comfort Suites, Clarion, Sleep Inn, Econo Lodge, Rodeway Inn, MainStay Suites and related marks and logos are material to our business. We, directly and through our franchisees, actively use these marks. All of the material marks are registered with the United States Patent and Trademark Office. In addition, we have registered certain of our marks with the appropriate governmental agencies in over 100 countries where we are doing business or anticipate doing business in the foreseeable future. We seek to protect our brands and marks throughout the world, although the strength of legal protection available varies from country to country.

Seasonality

         Our principal sources of revenues are franchise fees based on the gross room revenues of our franchised properties. We experience seasonal revenue patterns similar to those of the lodging industry in general. This seasonality can be expected to cause quarterly fluctuations in our revenues, profit margins and net income.

Regulation

         Our franchisees are responsible for compliance with all laws and government regulations applicable to the hotels they own or operate. The lodging industry is subject to numerous federal, state and local government regulations, including those relating to the preparation and sale of food and beverage (such as health and liquor license laws), building and zoning requirements and

-----------------
/(1)/ Source: Smith Travel Research
laws governing employee relations, including minimum wage requirements, overtime, working conditions and work permit requirements.

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

         Among the other unpredictable external factors which may affect our fee stream are wars, terrorist incidents, airline strikes, gasoline shortages and severe weather.

Employees

         We employ domestically approximately 1,446 people as of December 31, 2001. None of our employees are represented by unions or covered by collective bargaining agreements. We consider our relations with our employees to be satisfactory.

Item 2.     Properties

         Our principal executive offices are located at 10750 Columbia Pike, Silver Spring, Maryland 20901. The offices are leased from a third party. We own our reservation and property yield system office in Phoenix, AZ, and our reservation centers in Minot, ND and Grand Junction, CO, which we had previously leased. We also occupy additional space in Toronto, Canada, on a month-to-month basis. In 2001, we closed four leased regional offices. We remain obligated under three of these leases. In addition, we lease 5 sales offices across the United States. Management believes that its executive, reservation systems and sales offices are sufficient to meet its present needs and does not anticipate any difficulty in securing additional or alternative space, as needed, on terms acceptable to the Company.

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

Item 4.     Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

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

         Name                               Age                         Position
         ----                               ---                         --------
Stewart Bainum, Jr. ....................     55         Chairman of the Board of Directors
Charles A. Ledsinger, Jr. ..............     52         Chief Executive Officer and President
Steven T. Schultz.......................     55         Executive Vice President, Franchise Operations
Joseph M. Squeri .......................     36         Senior Vice President, Development and Chief Financial
                                                        Officer
Michael J. DeSantis ....................     43         Senior Vice President, General Counsel and Secretary
Bruce N. Haase .........................     41         Senior Vice President, International
Thomas Mirgon ..........................     45         Senior Vice President, Administration
Daniel Rothfeld ........................     42         Senior Vice President, E-Commerce & Emerging Business
Gary Thomson ...........................     47         Senior Vice President, Chief Information Officer
Wayne Wielgus ..........................     47         Senior Vice President, Marketing
Gregory A. Bublitz .....................     46         Vice President, Finance and Controller

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

         Joseph M. Squeri. Senior Vice President, Development and Chief Financial Officer since March 2002. He was Senior Vice President and Chief Financial Officer of the Company since June 1999; Treasurer of the Company since April 1998; Vice President, Finance and Controller of the Company from March 1997 to June 1999 and of Former Choice from March 1997 to October 1997.

         Michael J. DeSantis. Senior Vice President, General Counsel and Secretary of the Company since June 1997 and of Former Choice from June 1997 to October 1997; Senior Attorney for Former Choice from November 1996 to June 1997; Senior Attorney for Manor Care from January 1996 to October 1996; Vice President, Associate General Counsel and Assistant Secretary for Caterair International Corporation from April 1994 to December 1995; Assistant General Counsel of Caterair International from May 1990 to March 1994.
                                       25

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

         Gregory A. Bublitz. Vice President, Finance and Controller of Choice since December 2000. He was Vice President - Finance from January 2000 until December 2000. He was an independent business consultant in Columbia, Maryland, from February 1999 until December 1999. He was Vice President and CFO of Wise Metals Co., Inc., in Linthicum, Maryland, from October 1996 until January 1999 and Vice President, Marketing & Customer Service for Alumax Primary Aluminum Corporation, in Norcross, Georgia, from August 1995 until September 1996.


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

                  QUARTERLY MARKET PRICE RANGE OF COMMON STOCK
                                   (Unaudited)

         Quarters Ended                     Market Price Per Share
         -----------------------------------------------------------
                                              High          Low
         -----------------------------------------------------------

        FISCAL 2001
            March                            $15.50        $11.00
            June                              16.00         11.90
            September                         23.80         13.48
            December                          23.98         16.00

        FISCAL 2000
            March                           $17.375        $13.50
            June                             15.9375         9.9375
            September                        11.1875         7.50
            December                         14.25           8.875

         The Company paid no dividends during the twelve month period ended December 31, 2001. The Company does not anticipate the payment of any cash dividends on its common stock in the foreseeable future. Payment of dividends on Company common stock will also be subject to limitations as may be imposed by the Company's credit facilities from time to time. The declaration of dividends will be subject to the discretion of the Board of Directors.

As of March 10, 2002, there were 1,606 record holders of Company common stock.

Item 6.     Selected Financial Data.

                                                    As Revised (See Note 1 to the Consolidated Financial Statements)
                                                                                              Seven Months         Fiscal Year
                                                   Years ended December 31,                Ended December 31,      Ended May 31,
                                          2001         2000        1999         1998              1997                 1997
                                       ----------   ---------   ----------   ---------   ---------------------   ----------------

Company Results (In millions, except per share data)
      Total Assets                       $321.2      $484.1       $464.7      $398.2             $386.4              $573.1
      Long-term Debt                      281.3       297.2        307.4       279.2              282.8               372.0
      Franchise Revenues (a)              165.1       160.2        151.6       138.1               82.4               118.2
      Total Revenues                      341.4       352.8        324.2       295.4              183.1               274.4
      Net Income                           14.3        42.4         57.2        55.3               27.3                34.7
      Basic Earnings per Share            $0.32       $0.80        $1.04       $0.94              $0.46               $0.55
      Diluted Earnings per Share          $0.32       $0.80        $1.03       $0.93              $0.45               $0.55

   (a) Reflects franchise revenues exclusive of marketing and reservation pass through fees.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

         The required information is included in the 2001 Annual Report and is incorporated here by reference.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risks.

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

         At December 31, 2001 and 2000, the Company had $281.3 million and $297.2 million of debt outstanding at effective interest rates of 4.9% and 7.3%, respectively. A hypothetical change of 10% in the Company's effective interest rate from year-end 2001 levels would increase or decrease interest expense by $0.7 million. The Company will refinance the $150 million variable rate term loan as it amortizes throughout the expected maturity dates. Upon expiration of the Credit Facility in 2006, the Company expects to refinance its obligations. For more information related to the Company's use of interest rate instruments, see Long-Term Debt and Fair Value of Financial Instruments in the Notes to the Consolidated Financial Statements.

         The Company does not have any derivative financial instruments related to its foreign investments.

Item 8.     Financial Statements and Supplementary Data.

         The required information is included in the 2001 Annual Report and is incorporated here by reference. See Item 14 for the Index to Financial Statements and Schedules.

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

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)    List of Documents Filed as Part of this Report

            1.    Financial Statements

         The following information is included on the corresponding pages of the 2001 Annual Report:

            Report of Independent Public Accountants ......................     p. F-11
            Consolidated Statements of Income..............................     p. F-12
            Consolidated Balance Sheets....................................     p. F-13
            Consolidated Statements of Cash Flows..........................     p. F-14
            Consolidated Statements of
            Shareholders' Equity and Comprehensive Income..................     p. F-15
            Notes to Consolidated Financial Statements..................... pp. F-16-33

            2.    Financial Statement Schedules

            The following reports are filed herewith.

            Report of Independent Public Accountants on Schedule II
            Schedule II - Valuation and Qualifying Accounts
            Report of Independent Public Accountants


            All other schedules are not applicable.

            3.    Exhibits

       Exhibit
       Number                                                  Description
       ------                                                  -----------
       3.01(a)        Restated Certificate of Incorporation of Choice Hotels Franchising, Inc.
       3.02(a)        Amended and Restated Bylaws of Choice Hotels International, Inc.
       4.01(c)        Competitive Advance and Multi-Currency Credit Facilities Agreement dated June 29, 2001 among
                      Choice Hotels International, Inc., Chase Manhattan Bank, as Agent and certain Lenders
                      ("Credit Agreement")
       4.02(k)        First Amendment to Credit Agreement dated October 1, 2001 among Choice Hotels International,
                      Inc., Chase Manhattan Bank, as Agent, and certain Lenders.
       4.03(h)        Registration Agreement dated April 28, 1998 between Choice Hotels International, Inc. and
                      Salomon Brothers, Inc., Bear Stearns & Co. Inc. and Lehman Brothers Inc.
       4.04(h)        Indenture dated as of May 4, 1998, by and among the Company, Quality Hotels Europe, Inc., QH Europe
                      Partnership and Marine Midland Bank, as Trustee, with respect to the 7.125% Senior Notes due 2008 of the Company.
       4.05(h)        Specimen certificate of 7.125% Senior Note due 2008 (Original Note) (Attached as an exhibit to the Indenture set forth as Exhibit 4.08)

       4.06(h)        Specimen certificate of 7.125% Senior Note due 2008 (Exchange Note) (Attached as an exhibit to the Indenture set forth as Exhibit 4.08).
       4.07(b)        Guarantee Agreement dated October 15, 1997 between Quality Hotels Europe, Inc. and The Chase
                      Manhattan Bank.
       4.08(b)        Supplement No. 1 to the guarantee Agreement dated April 28, 1998 among Choice Hotels
                      International, Inc., Quality Hotels Europe, Inc., QH Europe Partnership and The Chase
                      Manhattan Bank.
       4.09(b)        Indemnity, Subrogation and Contribution Agreement, dated April 28, 1998 among Choice Hotels
                      International, Inc., Quality Hotels Europe, Inc., QH Europe Partnership and The Chase
                      Manhattan Bank.
       4.10(g)        Rights Agreement, dated as of February 19, 1998, between Choice Hotels International, Inc.
                      and ChaseMellon Shareholder Services, L.L.C., as Rights Agent.
      10.01(l)        Amended and Restated Employment Agreement between Choice Hotels International, Inc. and
                      Charles A. Ledsinger, Jr. dated April 13, 1999.
      10.02(d)        Amended and Restated Employment Agreement dated as of October 15, 1997 by and between Choice
                      Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.) and Stewart Bainum, Jr.
      10.03(i)        Amended and Restated Employment Agreement dated April 13, 1999 by and between Choice Hotels
                      International, Inc. and Thomas Mirgon.
      10.04(f)        Choice Hotels International, Inc. Non-Employee Director Stock Option and Deferred
                      Compensation Stock Purchase Plan.
      10.05(f)        Choice Hotels International, Inc. 1997 Non-Employee Director Stock Compensation Plan.
      10.06(f)        Choice Hotels International, Inc. 1997 Long-Term Incentive Plan.
      10.07(i)        Second Amended and Restated Employment Agreement dated April 13, 1999 between Choice Hotels
                      International, Inc. and Michael J. DeSantis.
      10.08(j)        Commercial Lease dated May 29, 1998 among Columbia Pike I, LLC and Colesville Road, LLC (each an assignee of Manor Care, Inc.) and Choice Hotels International, Inc.
      10.09(i)        Employment Agreement dated June 3, 1999 between Choice Hotels International, Inc. and Joseph
                      M. Squeri.
      10.10(n)        Employment Agreement dated May 3, 2000 between Choice Hotels International, Inc. and Daniel
                      Rothfeld.
      10.11(n)        Employment Agreement dated August 18, 2000 between Choice Hotels International, Inc. and
                      Wayne Wielgus.
      10.12(o)        Amended and Restated Supplemental Executive Retirement Plan.
      10.13*          Amended and Restated Employment Agreement dated as of November 12, 2001 between Choice Hotels
                      International, Inc. and Steven T. Schultz.
      13.01*          Annual Report to Shareholders.
      13.02*          Schedule II -- Valuation and Qualifying Accounts
      21.01*          Subsidiaries of Choice Hotels International, Inc.
      23.01*          Report of Arthur Andersen LLP.
      23.02*          Letter to the Securities and Exchange Commission regarding representations of Arthur Andersen LLP.


----------------------------
*  Filed herewith

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

(c) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed on August 6, 2001.

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

(k) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 13, 2001.

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

(o) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000, filed April 2, 2001.

(b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CHOICE HOTELS INTERNATIONAL, INC.



                                      By:        /s/ Charles A. Ledsinger, Jr.
                                           -------------------------------------
                                           Charles A. Ledsinger, Jr.
                                           President and Chief Executive Officer

Dated:  March 26, 2002

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

               Signature                                 Title                                  Date
               ---------                                 -----                                  ----
       /s/ Stewart Bainum, Jr.                    Chairman, Director                       March 26, 2002
      ----------------------------
            Stewart Bainum, Jr.

      /s/ Charles A. Ledsinger, Jr.           President, Chief Executive                   March 26, 2002
      ----------------------------                 Officer & Director
       Charles A. Ledsinger, Jr.

          /s/ Barbara Bainum                           Director                            March 26, 2002
      ----------------------------
            Barbara Bainum

        /s/ Larry R. Levitan                           Director                            March 26, 2002
      ----------------------------
           Larry R. Levitan

        /s/ William L. Jews                            Director                            March 26, 2002
      ----------------------------
            William L. Jews

        /s/ Raymond E. Schultz                         Director                            March 26, 2002
      ----------------------------
          Raymond E. Schultz

        /s/ Jerry E. Robertson                         Director                            March 26, 2002
      ----------------------------
          Jerry E. Robertson

         /s/ Joseph M. Squeri                   Senior Vice President,                     March 26, 2002
      ----------------------------              Development and Chief
           Joseph M. Squeri                       Financial Officer

                                       34