Form 10-Q
period 2002-03-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2002-05-03
CIK 1046311

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


   FOR THE QUARTER ENDED MARCH 31, 2002             COMMISSION FILE NO. 1-11915


                        CHOICE HOTELS INTERNATIONAL, INC.
                               10750 COLUMBIA PIKE
                            SILVER SPRING, MD. 20901
                                 (301) 592-5000

                  Delaware                                     52-1209792
           ----------------------                        -----------------------
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

                                                            Yes  X      No___
                                                                 --


                                                           SHARES OUTSTANDING
       CLASS                                                AT MARCH 31, 2002
--------------------                                      ----------------------
Common Stock, $0.01
par value per share                                             40,836,529
                                                                ----------


===============================================================================

               CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                                  PAGE NO.
                                                                                  --------
PART I.  FINANCIAL INFORMATION:

   Consolidated Statements of Income -

     Three months ended March 31, 2002 and March 31, 2001 (Unaudited)                 3

   Consolidated Balance Sheets -

     March 31, 2002 (Unaudited) and December 31, 2001                                 4

   Consolidated Statements of Cash Flows -

     Three months ended March 31, 2002 and March 31, 2001 (Unaudited)                 6

   Notes to Consolidated Financial Statements (Unaudited)                             7

   Management's Discussion and Analysis of Operations and Financial Condition        10

   Quantitative and Qualitative Analysis of Market Risk                              12

PART II. OTHER INFORMATION AND SIGNATURE                                             13

                          PART I. FINANCIAL INFORMATION

               CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        Three Months Ended
                                                                     As Revised
                                                                    (See Note 1)
                                                  March 31, 2002  March 31, 2001
                                                  --------------  --------------
                                                            (Unaudited)

REVENUES

Royalty fees                                           $ 25,984      $ 26,934
Initial franchise and relicensing fees                    2,141         2,318
Partner services revenue                                  2,151         1,938
Marketing and reservation revenues                       43,494        33,845
Hotel operations                                            699           784
Other revenue                                               861         1,354
                                                       --------      --------
     Total revenues                                      75,330        67,173
                                                       ========      ========
OPERATING EXPENSES

Selling, general and administrative                      12,412        12,501
Depreciation and amortization                             2,727         2,890
Marketing and reservation expenses                       43,494        33,845
Hotel operations expense                                    653           520
                                                       --------      --------
     Total operating expenses                            59,286        49,756
                                                       ========      ========

OPERATING INCOME                                         16,044        17,417

OTHER INCOME AND EXPENSES

Interest and dividend income                             (1,560)       (1,679)
Interest expense                                          3,548         4,807
Equity loss on Friendly investment                            -         2,158
                                                       --------      --------
     Total other income and expenses                      1,988         5,286
                                                       ========      ========
INCOME BEFORE INCOME TAXES                               14,056        12,131

INCOME TAXES                                              5,482         4,731
                                                       --------      --------
NET INCOME                                             $  8,574      $  7,400
                                                       ========      ========
WEIGHTED AVERAGE SHARES OUTSTANDING-BASIC                41,276        45,798
                                                       --------      --------
WEIGHTED AVERAGE SHARES OUTSTANDING-DILUTED              42,012        46,282
                                                       --------      --------
BASIC EARNINGS PER SHARE                               $   0.21      $   0.16
                                                       ========      ========
DILUTED EARNINGS PER SHARE                             $   0.20      $   0.16
                                                       ========      ========

   The accompanying notes are an integral part of these consolidated statements of income.

               CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                            March 31, 2002   December 31, 2001
                                                                            --------------   -----------------
                                                                             (Unaudited)
ASSETS
------
CURRENT ASSETS

Cash and cash equivalents                                                      $ 15,475           $ 16,871

Receivables (net of allowance for doubtful accounts of $5,532 and $5,392,
  respectively)                                                                  25,815             25,223

Income taxes receivable and other current assets                                    861                889
                                                                               --------           --------

  Total current assets                                                           42,151             42,983

PROPERTY AND EQUIPMENT, AT COST, NET OF ACCUMULATED DEPRECIATION                 68,718             70,458

GOODWILL, NET OF ACCUMULATED AMORTIZATION                                        60,620             60,620

FRANCHISE RIGHTS, NET OF ACCUMULATED AMORTIZATION                                35,530             36,257

RECEIVABLE FROM MARKETING AND RESERVATION FUNDS                                  55,913             49,358

OTHER ASSETS                                                                     21,532             22,443

NOTE RECEIVABLE FROM SUNBURST HOSPITALITY CORP.                                  40,170             39,059
                                                                               --------           --------

  Total assets                                                                 $324,634           $321,178
                                                                               ========           ========

    The accompanying notes are an integral part of these consolidated balance sheets.

               CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  March 31, 2002   December 31, 2001
                                                                  --------------   -----------------
                                                                   (Unaudited)

LIABILITIES AND SHAREHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES

 Current portion of long-term debt                                   $  14,521          $  13,563
 Accounts payable                                                       25,235             24,724
 Accrued expenses and other                                             26,589             30,054
 Income taxes payable                                                    1,864              2,836
                                                                     ---------          ---------

 Total current liabilities                                              68,209             71,177
                                                                     ---------          ---------

LONG-TERM DEBT                                                         286,577            267,733
                                                                     ---------          ---------

DEFERRED INCOME TAXES ($40,299 and $35,159, respectively) AND
  OTHER LIABILITIES                                                     52,289             46,807
                                                                     ---------          ---------

 Total liabilities                                                     407,075            385,717
                                                                     ---------          ---------

SHAREHOLDERS' DEFICIT

 Common stock, $.01 par value                                              408                420
 Additional paid-in-capital                                             70,864             70,130
 Accumulated other comprehensive loss                                     (198)              (354)
 Deferred compensation                                                  (2,719)            (2,857)
 Treasury stock                                                       (338,545)          (311,053)
 Retained earnings                                                     187,749            179,175
                                                                     ---------          ---------

 Total shareholders' deficit                                           (82,441)           (64,539)
                                                                     ---------          ---------

 Total liabilities and shareholders' deficit                         $ 324,634          $ 321,178
                                                                     =========          =========

   The accompanying notes are an integral part of these consolidated balance sheets.

               CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                       Three Months Ended
                                                                                                     As Revised
                                                                                                    (See Note 1)
                                                                                 March 31, 2002    March 31, 2001
                                                                                 --------------    --------------
                                                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                         $   8,574          $   7,400
Reconciliation of net income to net cash provided by operating activities:
  Depreciation and amortization                                                        2,727              2,890
  Non-cash interest and dividend income                                               (1,111)            (1,122)
  Non-cash stock compensation and other charges                                          202                264
  Provision for bad debts                                                                198                  -
  Equity loss on Friendly investment                                                       -              2,158

Changes in assets and liabilities:
  Receivables                                                                           (762)             1,326
  Receivable from marketing and reservation funds, net                                (3,371)             2,325
  Current liabilities                                                                 (2,954)            (6,041)
  Income taxes payable/receivable                                                       (243)             5,385
  Deferred income taxes and other liabilities                                          5,534               (620)
                                                                                   ---------          ---------

 NET CASH PROVIDED BY OPERATING ACTIVITIES                                             8,794             13,965
                                                                                   ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in property and equipment                                                  (2,305)            (5,577)
Other items, net                                                                        (101)              (315)
Proceeds from Sunburst note                                                                -            103,429
                                                                                   ---------          ---------

 NET CASH (UTILIZED IN) PROVIDED BY INVESTING ACTIVITIES                              (2,406)            97,537
                                                                                   ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term debt                                                         103,800            121,400
Principal payments of long-term debt                                                 (84,014)          (140,737)
Purchase of treasury stock                                                           (30,793)          (105,429)
Proceeds from exercise of stock options                                                3,223                643
                                                                                   ---------          ---------

 NET CASH UTILIZED IN FINANCING ACTIVITIES                                            (7,784)          (124,123)
                                                                                   ---------          ---------

Net change in cash and cash equivalents                                               (1,396)           (12,621)
Cash and cash equivalents at beginning of period                                      16,871             19,701
                                                                                   ---------          ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $  15,475          $   7,080
                                                                                   =========          =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash payments during the period for:
     Income taxes, net of refunds                                                  $     587          $     349
     Interest                                                                          2,473              3,866
   Non-cash investing activities:
       Properties assumed through the restructuring of Sunburst note               $       -          $   1,475
   Non-cash financing activities:
       Income tax benefit realized from employee stock options exercised           $     729          $     256

              The accompanying notes are an integral part of these
                     consolidated statements of cash flows.

               CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Company Information / Basis of Presentation / Presentation of Marketing and Reservation Fees and Expenses

     The accompanying consolidated financial statements of Choice Hotels International, Inc. (the "Company") and subsidiaries have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2001 and notes thereto included in the Company's Form 10-K, dated March 26, 2002. In the opinion of management, all adjustments (which include any normal recurring adjustments) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations. All intercompany transactions and balances between Choice Hotels International, Inc. and its subsidiaries have been eliminated. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

     The Company revised its presentation of marketing and reservation fees during the fourth quarter of 2001 to comply with the Emerging Issues Task Force ("EITF") Issue 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent." The Company had previously presented these fees net of related expenses on its Consolidated Statements of Income. EITF 99-19 requires that these fees be recorded gross and accordingly, the Company has revised its financial statement presentation for all periods presented. In addition, net advances and repayments of marketing and reservation fees have been reclassified to present these activities as cash flows from operating activities for all periods presented. These revisions have no effect on the net income or cash flows reported during the periods presented.

2.   Receivable from Marketing and Reservation Funds

     The receivable from marketing and reservation funds at March 31, 2002 and December 31, 2001 was $55.9 and $49.4 million, respectively. Depreciation and amortization expense incurred by the marketing and reservation funds was $3.2 million and $2.9 million for the three months ended March 31, 2002 and 2001, respectively. Interest expense incurred by the reservation fund was $0.4 million and $0.5 million for the three months ended March 31, 2002 and 2001, respectively.

3.   Restructuring Programs

     During 2001, the Company recognized $5.9 million in restructuring charges. The restructuring charges include severance and termination benefits for 64 employees (consisting of brand management and new hotels support, reservation sales and administrative personnel and franchise sales and operations support), the cancellation of preexisting contracts for termination of domestic leases and exit costs related to the termination of a corporate hotel construction project.

     The Company charged $1.2 million (including $1.1 million of termination benefits) against the restructuring liability during the three months ended March 31, 2002. The Company expects the remaining $3.4 million liability to be substantially paid in the year of 2002.

     During 2000, the Company recognized $5.6 million in restructuring charges. The restructuring charges include severance and termination benefits for 176 employees (consisting of property and yield management system installers, reservation agents and field service administrative support), the cancellation of pre-existing international lease contracts, and the termination of its internet initiative launched in 1999. As of March 31, 2002, the Company maintains a $0.2 million liability in accrued expenses and other on the accompanying consolidated balance sheet, for the 2000 reorganization related to severance benefits and international lease agreements. The Company expects the liability to be paid in 2002.

4.   Investment in Friendly Hotels

     The Company had recorded equity losses on its investment in Friendly Hotels PLC (currently known as C.H.E. Group PLC) ("Friendly") of $2.2 million for the three months ended March 31, 2001 in accordance with Emerging Issues Task Force ("EITF") Issue 99-10 "Percentage Used to Determine the Amount of Equity Method Losses". EITF 99-10 required the Company to recognize changes in Friendly's hypothetical liquidated book value as an adjustment to the Company's recorded investment. On March 20, 2002, the Company disposed of its entire preferred and common equity interest in Friendly.

5.   Income Taxes

     The income tax provisions for the three month periods ended March 31, 2002 and 2001 are based on the effective tax rates expected to be applicable for the corresponding full year periods. The 2002 and 2001 three month rates of 39% differ from the statutory rates primarily because of state income taxes.

6.   Comprehensive Income

     Comprehensive income was $8.7 million and $6.9 million for the three months ended March 31, 2002 and 2001, respectively. The differences between net income and comprehensive income include foreign currency translation adjustments and unrealized gains and losses on available for sale securities.

7.   Earnings Per Share

     Basic earnings per share ("EPS") amounts are computed by dividing earnings applicable to common shareholders by the weighted average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding.

8.   Reportable Segment Information

     The Company has a single reportable segment encompassing its franchising business. Franchising revenues are comprised of royalty fees, initial franchise and relicensing fees, partner services revenue, marketing and reservation fees and other. The Company is obligated under its franchise agreements to provide marketing and reservation services appropriate for the successful operation of its systems. These funds do not represent separate reportable segments as their operations are directly related to the Company's franchising business. The revenues received from franchisees that are used to pay for part of the Company's central on-going operations are included in franchising revenues and are offset by the related expenses paid from the marketing and reservation funds to calculate franchising operating income. Corporate and other revenue consists of hotel operations. The Company does not allocate interest and dividend income, interest expense or income taxes to its franchising segment.

     The following table presents the financial information for the Company's franchising segment.

                                                   Three Months Ended March 31, 2002

       (In thousands)                   Franchising       Corporate & Other         Consolidated
                                    ---------------------------------------------------------------
       Revenues                           $74,631            $     699                $75,330
       Operating income                    24,725               (8,681)                16,044

                                                   Three Months Ended March 31, 2001

                                        Franchising       Corporate & Other         Consolidated
                                    ---------------------------------------------------------------
       Revenues                           $66,389            $     784                $67,173
       Operating income                    26,699               (9,282)                17,417

9.   Commitments

     On April 29, 2002, the Company and Friendly entered into an agreement providing the Company with the right to acquire its master franchise agreement and Friendly's continental European assets for (pound)2.5 million (approximately US $3.6 million), plus the amount outstanding on the existing letter of credit where the Company is the guarantor. Such right expires on February 28, 2003. As of April 29, 2002, (pound)5.0 million (approximately US $7.3 million) is outstanding. The Company extended its guarantee on the letter of credit to June 30, 2003.

10.  Impact of Recently Issued Accounting Standards

     The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, which updated accounting and reporting standards for the amortization of goodwill and recognition of other intangible assets. SFAS No. 142 requires goodwill to be assessed on at least an annual basis for impairment using a fair value basis. Because the Company operates in one reporting unit in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" and EITF 98-3, "Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business", the fair value of the Company's total assets are used to determine if goodwill may be impaired. According to SFAS No. 142, quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for the measurement if available. The Company is no longer required to record goodwill amortization expense of approximately $2.0 million per year. The Company is currently in the process of testing its goodwill for impairment in accordance with its adoption of SFAS No. 142.

     The impact of the adoption of SFAS No. 142 on our net income, basic EPS and diluted EPS for the three months ended March 31, 2002 and 2001, as if the adoption had taken place during the first quarter of 2001 is as follows:

                                                                Three Months Ended
       (In thousands, except per share amounts)         March 31, 2002        March 31, 2001
                                                        --------------        --------------
                                                                    (Unaudited)
       Reported net income                                  $ 8,574                $ 7,400
       Add back:  Goodwill amortization                           -                    462
                                                            -------                -------
       Adjusted net income                                  $ 8,574                $ 7,862
                                                            =======                =======

       Basic earnings per share:
           Reported net income                              $  0.21                $  0.16
           Goodwill amortization                                  -                   0.01
                                                            -------                -------
       Adjusted basic earnings per share                    $  0.21                $  0.17
                                                            =======                =======

       Diluted earnings per share:
           Reported net income                              $  0.20                $  0.16
           Goodwill amortization                                  -                   0.01
                                                            -------                -------
       Adjusted diluted earnings per share                  $  0.20                $  0.17
                                                            =======                =======

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

     In September 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which updates accounting and reporting standards for the recognition and measurement of impairment of long-lived assets to be held and used or disposed of by sale. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's earnings or comprehensive income.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

Comparison of Three Month Period Ended March 31, 2002 Operating Results and Three Month Period Ended March 31, 2001 Operating Results

     The Company recorded net income of $8.6 million, or $0.20 per diluted share, for the quarter ended March 31, 2002, compared to net income for the same period of 2001 of $7.4 million, or $0.16 per diluted share. The increase in net income for the period is primarily attributable to the $2.2 million equity loss on the investment in Friendly for the three months ended March 31, 2001, a reduction in interest expense for 2002 due to a decrease in interest rates for the period, and goodwill amortization of $0.5 million recorded during 2001, which is no longer required under SFAS No. 142, partially offset by a decrease in royalty fees from the corresponding prior year period.

Franchise Revenues
------------------

     Management analyzes its business based on "net franchise revenue," which is total revenue excluding hotel operations and marketing and reservation revenues, and franchise operating expenses which are reflected in selling, general and administrative expenses.

     The Company's franchise revenues were $31.1 million and $32.5 million for the three months ended March 31, 2002 and 2001, respectively. Royalty revenue decreased by $0.9 million to $26.0 million for the three months ended March 31, 2002, from $26.9 million during the corresponding period in 2001, a decrease of 3.3%. This decrease is primarily attributable to a decrease in domestic RevPAR to $26.16 in 2002 from $28.25 in 2001 and a decrease in foreign royalties. Revenues generated from partner service relationships increased by 15.8% from $1.9 million in 2001 to $2.2 million in 2002 due to increased revenues earned from higher usage of guest services programs available to franchisees. Under the partner services program, the Company generates revenue from hotel industry vendors (who have been designated as preferred providers) based on the level of goods or services purchased by hotel owners and guests of the Company's franchised hotels.

     The total number of domestic hotels online increased to 3,344 from 3,213, an increase of 4.1% for the three months ended March 31, 2002, as compared to the corresponding prior year period. This represents an increase in the number of rooms open of 3.9% from 262,264 as of March 31, 2001 to 272,502 as of March 31, 2002. As of March 31, 2002, the Company had 425 hotels under development in its domestic hotel system representing 32,900 rooms.

     The total number of international hotels online increased to 1,197 from 1,177, an increase of 1.7% for the three months ended March 31, 2002, as compared to the corresponding prior year period. International rooms open increased 3.2% from 87,730 as of March 31, 2001 to 90,572 as of March 31, 2002. The total number of international hotels and rooms under development was 347 and 24,409, respectively, as of March 31, 2002.

Franchise Expenses
------------------

     The cost to operate the franchising business is reflected in selling, general and administrative ("SG&A") expenses. SG&A expenses decreased to $12.4 million from $12.5 million, a decrease of $0.1 million for the three months ended March 31, 2002, as compared to the corresponding prior period. As a percentage of total net franchising revenues, total SG&A expenses were 39.9% for the first quarter of 2002, compared to 38.4% for 2001. This increase was largely due to a decrease in franchising revenues, due to an industry-wide decrease in RevPAR and a slow economy during 2002.

Marketing and Reservations
--------------------------

     The total marketing and reservation fees received by the Company were $43.5 million and $33.8 million for the three months ended March 31, 2002 and 2001, respectively. Depreciation and amortization expense incurred by the marketing and reservation funds was $3.2 million and $2.9 million for the three months ended March 31, 2002 and 2001, respectively. Interest expense incurred by the reservation fund was $0.4 million and $0.5 million for the three months ended March 31, 2002 and 2001, respectively. The marketing and reservation funds provided a negative cash flow of $3.4 million for the three month period ended March 31, 2002, versus a positive cash flow of $2.3 million during the corresponding period of 2001. The negative cash flow for the three months ended March 31, 2002 was primarily due to higher advertising costs incurred by the marketing fund during the first quarter of 2002 than in the prior year. The Company's balance sheet includes receivables of $55.9 million and $49.4 million related to advances made to the marketing and reservation funds as of March 31, 2002, and December 31, 2001, respectively. Advances to the marketing and reservation funds represent the legal obligation of the franchise system and the Company has the legal right to demand repayment at any point.

Other
-----

     The Company acquired three MainStay properties from Sunburst in September 2000. Revenue from hotel operations were $0.7 million and $0.8 million for the three months ended March 31, 2002 and 2001, respectively. Expenses from hotel operations were $0.7 million and $0.5 million for the three months ended March 31, 2002 and 2001, respectively.

     For each of the three months ended March 31, 2002 and March 31, 2001, the Company recognized approximately $1.1 million, respectively, of interest income from its subordinated term note to Sunburst.

     The Company recorded an equity loss of $2.2 million for the three months ended March 31, 2001, relating to changes in its equity investment in Friendly. The loss was primarily due to adverse fixed asset valuation adjustments due to a decline in economic conditions. The Company disposed of its entire preferred and common equity interest in Friendly on March 20, 2002.

     On April 29, 2002, the Company and Friendly entered into an agreement providing the Company with the right to acquire its master franchise agreement and Friendly's continental European assets for (pound)2.5 million (approximately US $3.6 million), plus the amount outstanding on the existing letter of credit where the Company is the guarantor. Such right expires on February 28, 2003. As of April 29, 2002, (pound)5.0 million (approximately US $7.3 million) is outstanding. The Company extended its guarantee on the letter of credit to June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $8.8 million for the three months ended March 31, 2002, a decrease of approximately $5.2 million from $14.0 million for 2001. This decrease is primarily due to the net advances of $3.4 million made to the marketing and reservation funds during the three months ended March 31, 2002. The advances are due to the timing of advertising costs associated with the marketing fund.

     At March 31, 2002, the total long-term debt outstanding for the Company was $301.1 million, $14.5 million of which matures in the next twelve months.

     The Company realigned its corporate structure in November 2001 to increase its strategic focus on delivering value-added services to franchisees, including centralizing the Company's franchise service and sales operations, consolidating its brand management functions and realigning its call center operations. The Company charged $1.2 million against the 2001 restructuring liability during the three months ended March 31, 2002, and expects the remaining $3.4 million liability to be substantially paid in 2002. The Company also implemented a corporate-wide reorganization during 2000 to provide improved service and support to the Company's franchisees and to create a more competitive overhead structure. As of March 31, 2002, the Company maintains a $0.2 million liability in accrued expenses and other on the accompanying consolidated balance sheet, for the 2000 reorganization related to severance benefits and international lease agreements. The Company expects the liability to be paid in 2002.

     The Company had net cash advances of $3.4 million to the marketing and reservation funds during the first quarter of 2002. These advances are primarily associated with the Company's winter/spring advertising campaign. The Company has the right to recoup these advances as outlined in its franchise agreements and expects to continue to recover the advances through future marketing and reservation fees. The Company expects net cash repayments from the marketing and reservation funds to approximate $14.0 to $16.0 million for the year 2002.

     For the first three months of 2002, the Company has repurchased 1.4 million shares of its common stock at a total cost of $30.8 million. Subsequent to March 31, 2002, the Company has repurchased 1.5 million shares at a total cost of $36.8 million. The Company has authorization from its Board of Directors to repurchase up to an additional 2.4 million shares. At April 29, 2002, the Company has 39.4 million shares outstanding.

     The Company believes that cash flows from operations and available financing capacity is adequate to meet the expected operating, investing and financing requirements for the business for the immediate future.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this annual report, including those in the section entitled Management's Discussion and Analysis, that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Words such as "believes," "anticipates," "expects," "intends," "estimates," "projects," and other similar expressions, which are predictions of or indicate future events and trends, typically identify forward-looking statements. Such statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those projected, including: competition within each of our business segments; business strategies and their intended results; the balance between supply of and demand for hotel rooms; our ability to obtain new franchise agreements; our ability to develop and maintain positive relations with current and potential hotel owners; the effect of international, national and regional economic conditions; the availability of capital to allow us and potential hotel owners to fund investments and construction of hotels; the cost and other effects of legal proceedings; and other risks described from time to time in our filings with the Securities and Exchange Commission, including those set forth under the heading "Risk Factors" in our Report on Form 10-Q for the period ended September 30, 2001. Given these uncertainties, you are cautioned not to place undue reliance on such statements. We also undertake no obligation to publicly update or revise any forward-looking statement to reflect current or future events or circumstances.

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

     At March 31, 2002 and December 31, 2001, the Company had $301.1 million and $281.3 million of debt outstanding at an effective interest rate of 4.5% and 4.9%, respectively. A hypothetical change of 10% in the Company's effective interest rate from quarter-end 2002 levels would increase or decrease interest expense by $0.6 million. The Company expects to refinance the $115 million variable rate term loan as it amortizes throughout the maturity dates using the Company's current Credit Facility. Upon expiration of the Credit Facility in 2006, the Company expects to refinance its obligations. For more information related to the Company's use of interest rate instruments, see Long-Term Debt, Interest Rate Hedges and Fair Value of Financial Instruments in the Notes to the Consolidated Financial Statements in the Company's December 31, 2001 Form 10-K.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(a)   Exhibits

      None

(b) The following reports were filed pertaining to the period ended March 31, 2002.

      None

                                    SIGNATURE

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CHOICE HOTELS INTERNATIONAL, INC.



Date:  May 3, 2002                      /s/ Joseph M. Squeri
       -----------                  -------------------------------------------
                                    By: Joseph M. Squeri
                                        Sr. VP, Development and Chief Financial
                                        Officer