Form 10-Q
period 2002-06-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2002-08-14
CIK 1046311

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


   FOR THE QUARTER ENDED JUNE 30, 2002            COMMISSION FILE NO. 1-11915


                        CHOICE HOTELS INTERNATIONAL, INC.
                               10750 COLUMBIA PIKE
                            SILVER SPRING, MD. 20901
                                 (301) 592-5000

              Delaware                                  52-1209792
       ------------------------               ---------------------------------
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

                                              Yes  X      No
                                                  ---        ---


                                                 SHARES OUTSTANDING
         CLASS                                    AT JUNE 30, 2002
-------------------                              ------------------
Common Stock, $0.01
par value per share                                   39,486,348
                                                      ----------

================================================================================

               CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                       PAGE NO.
                                                                                       --------
PART I.  FINANCIAL INFORMATION:

   Consolidated Statements of Income -
    Three and six months ended June 30, 2002 and June 30, 2001 (Unaudited)                 3

   Consolidated Balance Sheets -

    June 30, 2002 (Unaudited) and December 31, 2001                                        4

   Consolidated Statements of Cash Flows -

    Six months ended June 30, 2002 and June 30, 2001 (Unaudited)                           6

   Notes to Consolidated Financial Statements (Unaudited)                                  7

   Management's Discussion and Analysis of Operations and Financial Condition             11

   Quantitative and Qualitative Analysis of Market Risk                                   14

PART II.  OTHER INFORMATION AND SIGNATURE                                                 15

                          PART I. FINANCIAL INFORMATION

               CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 Three Months Ended          Six Months Ended
                                                           As revised                As revised
                                                          (See Note 1)              (See Note 1)
                                               June 30,     June 30,     June 30,     June 30,
                                                 2002         2001         2002         2001
                                                 ----         ----         ----         ----
                                                    (Unaudited)               (Unaudited)
REVENUES

Royalty fees                                  $  36,156    $  36,048    $  62,140    $  63,003
Initial franchise and relicensing fees            3,596        3,331        5,737        5,649
Partner services revenue                          4,341        3,964        6,492        5,902
Marketing and reservation revenues               54,497       39,253       98,349       73,658
Hotel operations                                    910          921        1,609        1,706
Other revenue                                       969          943        1,894        2,297
                                              ---------    ---------    ---------    ---------

     Total revenues                             100,469       84,460      176,221      152,215
                                              ---------    ---------    ---------    ---------

OPERATING EXPENSES

Selling, general and administrative              14,991       15,194       27,403       27,694
Depreciation and amortization                     2,798        3,002        5,525        5,892
Marketing and reservation expenses               54,497       39,253       98,349       73,658
Hotel operations expense                            736          661        1,389        1,181
                                              ---------    ---------    ---------    ---------

     Total operating expenses                    73,022       58,110      132,666      108,425
                                              ---------    ---------    ---------    ---------

OPERATING INCOME                                 27,447       26,350       43,555       43,790
                                              ---------    ---------    ---------    ---------

OTHER INCOME AND EXPENSES

Interest and dividend income                     (1,138)      (1,023)      (2,277)      (2,172)
Interest expense                                  3,407        3,764        6,598        8,064
Equity loss on Friendly investment                    -          763            -        2,921
Gain on sale of investments                           -          (42)           -          (42)
Write-off of deferred financing costs                 -          650            -          650
                                              ---------    ---------    ---------    ---------

     Total other income and expenses              2,269        4,112        4,321        9,421
                                              ---------    ---------    ---------    ---------

INCOME BEFORE INCOME TAXES                       25,178       22,238       39,234       34,369

INCOME TAXES                                      9,872        8,673       15,354       13,404
                                              ---------    ---------    ---------    ---------

NET INCOME                                    $  15,306    $  13,565    $  23,880    $  20,965
                                              =========    =========    =========    =========

WEIGHTED AVERAGE SHARES OUTSTANDING-BASIC        39,812       44,349       40,544       44,759
                                              ---------    ---------    ---------    ---------

WEIGHTED AVERAGE SHARES OUTSTANDING-DILUTED      40,663       44,778       41,332       45,174
                                              ---------    ---------    ---------    ---------

BASIC EARNINGS PER SHARE                      $    0.38    $    0.31    $    0.59    $    0.47
                                              =========    =========    =========    =========

DILUTED EARNINGS PER SHARE                    $    0.38    $    0.30    $    0.58    $    0.46
                                              =========    =========    =========    =========


  The accompanying notes are an integral part of these consolidated statements of income.

               CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                         June 30, 2002     December 31, 2001
                                                                         -------------     -----------------
                                                                          (Unaudited)
ASSETS
------

CURRENT ASSETS

Cash and cash equivalents                                                   $ 15,199            $ 16,871

Receivables (net of allowance for doubtful accounts of $5,444 and
   $5,392, respectively)                                                      33,394              25,223

Income taxes receivable and other current assets                                 329                 889
                                                                            --------            --------
  Total current assets                                                        48,922              42,983

PROPERTY AND EQUIPMENT, NET                                                   68,086              70,458

GOODWILL, NET                                                                 60,620              60,620

FRANCHISE RIGHTS, NET                                                         34,804              36,257

RECEIVABLE FROM MARKETING AND RESERVATION FUNDS                               61,806              49,358

OTHER ASSETS                                                                  20,157              22,443

NOTE RECEIVABLE FROM SUNBURST HOSPITALITY CORP                                41,281              39,059
                                                                            --------            --------

  Total assets                                                              $335,676            $321,178
                                                                            ========            ========


   The accompanying notes are an integral part of these consolidated balance sheets.

               CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                          June 30, 2002        December 31, 2001
                                                                          -------------        -----------------
                                                                           (Unaudited)
LIABILITIES AND SHAREHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES

 Current portion of long-term debt                                          $  15,479             $  13,563
 Accounts payable                                                              29,196                24,724
 Accrued expenses and other                                                    22,736                30,054
 Income taxes payable                                                           4,765                 2,836
                                                                            ---------             ---------

 Total current liabilities                                                     72,176                71,177
                                                                            ---------             ---------

LONG-TERM DEBT                                                                305,635               267,733

DEFERRED INCOME TAXES ($46,417 and $35,159, respectively) AND
  OTHER LIABILITIES                                                            57,912                46,807
                                                                            ---------             ---------

Total liabilities                                                             435,723               385,717
                                                                            ---------             ---------

SHAREHOLDERS' DEFICIT

 Common stock, $.01 par value                                                     394                   420
 Additional paid-in-capital                                                    71,257                70,130
 Accumulated other comprehensive income (loss)                                    201                  (354)
 Deferred compensation                                                         (2,300)               (2,857)
 Treasury stock                                                              (372,654)             (311,053)
 Retained earnings                                                            203,055               179,175
                                                                            ---------             ---------

 Total shareholders' deficit                                                 (100,047)              (64,539)
                                                                            ---------             ---------

  Total liabilities and shareholders' deficit                               $ 335,676             $ 321,178
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

               CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                              Six Months Ended
                                                                                                                As Revised
                                                                                                               (See Note 1)
                                                                                 June 30, 2002                 June 30, 2001
                                                                                 -------------                 -------------
                                                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                         $  23,880                     $  20,965
Reconciliation of net income to net cash provided by operating activities:
  Depreciation and amortization                                                        5,525                         5,892
  Non-cash interest and dividend income                                               (2,222)                       (2,117)
  Non-cash stock compensation and other charges                                          397                           359
  Provision for bad debts                                                                348                           124
  Equity loss on Friendly investment                                                       -                         2,921
  Write-off of deferred financing costs                                                    -                           650

Changes in assets and liabilities:
  Receivables                                                                         (8,520)                         (260)
  Receivable from marketing and reservation funds, net                                (6,181)                       10,795
  Current liabilities                                                                 (2,621)                       (4,592)
  Income taxes payable/receivable and other current assets                             3,671                         6,994
  Deferred income taxes and other liabilities                                         11,357                        (3,452)
                                                                                   ---------                     ---------

 NET CASH PROVIDED BY OPERATING ACTIVITIES                                            25,634                        38,279
                                                                                   ---------                     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in property and equipment                                                  (6,229)                       (7,627)
Other items, net                                                                         828                          (326)
Proceeds from Sunburst note                                                                -                       101,954
                                                                                   ---------                     ---------

 NET CASH (UTILIZED IN) PROVIDED BY INVESTING ACTIVITIES                              (5,401)                       94,001
                                                                                   ---------                     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term debt                                                         210,802                       344,392
Principal payments of long-term debt                                                (171,016)                     (356,461)
Purchase of treasury stock                                                           (66,171)                     (134,552)
Proceeds from exercise of stock options                                                4,480                         1,638
                                                                                   ---------                     ---------

 NET CASH UTILIZED IN FINANCING ACTIVITIES                                           (21,905)                     (144,983)
                                                                                   ---------                     ---------

Net change in cash and cash equivalents                                               (1,672)                      (12,703)
Cash and cash equivalents at beginning of period                                      16,871                        19,701
                                                                                   ---------                     ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $  15,199                     $   6,998
                                                                                   =========                     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash payments during the period for:
     Income taxes, net of refunds                                                  $     978                     $  10,250
     Interest                                                                          7,767                        10,095
   Non-cash investing activities:
       Properties assumed through the restructuring of Sunburst note               $       -                     $   1,475
   Non-cash financing activities:
       Income tax benefit realized from employee stock options exercised           $   1,182                     $     256

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

               CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Company Information / Basis of Presentation / Presentation of Marketing and Reservation Fees and Expenses

     The accompanying consolidated financial statements of Choice Hotels International, Inc. and subsidiaries (the "Company") have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2001 and notes thereto included in the Company's Form 10-K, dated March 26, 2002 (the "10-K"). In the opinion of management, all adjustments (which include any normal recurring adjustments) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations. All intercompany transactions and balances between Choice Hotels International, Inc. and its subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to the prior year quarterly period financial statements to conform to the current year presentation, however all classifications are consistent with those in the 10-K.

     The Company revised its presentation of marketing and reservation fees during the fourth quarter of 2001 to comply with the Emerging Issues Task Force ("EITF") Issue 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent." The Company had previously presented these fees net of related expenses in its Consolidated Statements of Income. EITF 99-19 requires that these fees be recorded gross and accordingly, the Company has revised its financial statement presentation for all periods presented. In addition, net advances and repayments of marketing and reservation fees have been reclassified to present these activities as cash flows from operating activities for all periods presented. These revisions have no effect on the net income or cash flows reported during the periods presented.

2.   Receivable from Marketing and Reservation Funds

     The receivable from marketing and reservation funds at June 30, 2002 and December 31, 2001 was $61.8 million and $49.4 million, respectively. Depreciation and amortization expense incurred by the marketing and reservation funds was $3.1 million and $2.9 million for the three months ended June 30, 2002 and 2001, respectively, and $6.3 million and $5.8 million for the six months ended June 30, 2002 and 2001, respectively. Interest expense incurred by the reservation fund was $0.3 million and $0.6 million for the three months ended June 30, 2002 and 2001, respectively, and $0.7 million and $1.1 million for the six months ended June 30, 2002 and 2001, respectively.

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

     The Company charged $0.9 million (including $0.8 million of termination benefits) against the restructuring liability during the three months ended June 30, 2002 and $2.1 million (including $1.9 million of termination benefits) for the six months ended June 30, 2002. As of June 30, 2002, the remaining $2.6 million liability is recorded in the accrued expenses and other line item on the balance sheet. The remaining $2.6 million, which is comprised of termination benefits, will be substantially paid in the year of 2002.

     During 2000, the Company recognized $5.6 million in restructuring charges. The restructuring charges include severance and termination benefits for 176 employees (consisting of property and yield management system installers, reservation agents and field service administrative support), the cancellation of pre-existing international lease contracts, and the termination of its internet initiative launched in 1999. As of June 30, 2002, the Company maintains a $0.2 million liability in accrued expenses and other on the accompanying consolidated balance sheet, for the 2000 reorganization related to severance benefits and international lease agreements. The Company expects the remaining liability to be paid in 2002.

4.   Income Taxes

     The income tax provisions for the three and six month periods ended June 30, 2002 and 2001 are based on the effective tax rates expected to be applicable for the corresponding full year periods. The 2002 and 2001 six month rates of 39% differ from the statutory rates primarily because of state income taxes.

5.   Comprehensive Income

     Comprehensive income was $15.7 million and $13.6 million for the three months ended June 30, 2002 and 2001, respectively, and $24.4 million and $20.5 million for the six months ended June 30, 2002 and 2001. The differences between net income and comprehensive income include foreign currency translation adjustments and unrealized gains and losses on available for sale securities.

                                                  Three Months Ended           Six Months Ended
                                                 June 30,      June 30,      June 30,     June 30,
(In thousands)                                     2002          2001          2002         2001
                                                ----------------------      ----------------------
Net income                                      $ 15,306      $ 13,565      $ 23,880     $ 20,965
Other Comprehensive income, net of tax:
   Unrealized gains (losses) on marketable
   equity securities                                 (35)           27            80           12
   Foreign currency translation adjustments          434            (3)          475         (526)
                                                --------      --------      --------     --------
   Other comprehensive income (loss)                 399            24           555         (514)
                                                --------      --------      --------     --------
Comprehensive income                            $ 15,705      $ 13,589      $ 24,435     $ 20,451
                                                --------      --------      --------     --------

6.   Earnings Per Share

     Basic earnings per share ("EPS") amounts are computed by dividing earnings applicable to common shareholders by the weighted average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding.

7.   Reportable Segment Information

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

                            Three Months Ended June 30, 2002              Three Months Ended June 30, 2001

                                       Corporate &                                    Corporate &
(In thousands)           Franchising    Other       Consolidated      Franchising      Other      Consolidated
                         ---------------------------------------      -----------------------------------------
Revenues                  $ 99,559    $   910       $100,469            $ 83,539    $     921       $ 84,460
Operating income
(loss)                      38,165    (10,718)        27,447              40,493      (14,143)        26,350

                             Six Months Ended June 30, 2002                Six Months Ended June 30, 2001

                                       Corporate &                                     Corporate &
(In thousands)           Franchising    Other       Consolidated      Franchising      Other       Consolidated
                         ---------------------------------------      -----------------------------------------
Revenues                  $174,612     $ 1,609      $176,221              $150,510    $  1,705      $152,215
Operating income
(loss)                      62,954     (19,399)       43,555                67,214     (23,424)       43,790

8.   Commitments

     As of June 30, 2002, the Company's letter of credit with Friendly Hotels PLC (currently known as C.H.E. Group PLC) ("Friendly") is (pound)4.2 million (approximately US $6.0 million). The Company extended its guarantee on the letter of credit to June 30, 2003.

9.  Impact of Recently Issued Accounting Standards

     The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, which updated accounting and reporting standards for the amortization of goodwill and recognition of other intangible assets. SFAS No. 142 requires goodwill to be assessed on at least an annual basis for impairment using a fair value basis. Because the Company operates in one reporting unit in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" and EITF 98-3, "Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business", the fair value of the Company's total assets are used to determine if goodwill may be impaired. According to SFAS No. 142, quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for the measurement if available. The Company is no longer required to record goodwill amortization expense of approximately $2.0 million per year. Pursuant to the requirements of SFAS No. 142, the Company will evaluate its goodwill and intangibles for impairment on an annual basis and/or when events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

     The impact of the adoption of SFAS No. 142 on our net income, basic EPS and diluted EPS for the three and six months ended June 30, 2002 and 2001, as if the adoption had taken place during the first quarter of 2001 is as follows:

                                                  Three Months Ended           Six Months Ended
                                                June 30,      June 30,      June 30,       June 30,
(In thousands, except per share amounts)          2002          2001          2002           2001
                                             -------------------------     -------------------------
Reported net income                          $   15,306     $   13,565     $   23,880     $   20,965
Add back: Goodwill amortization                       -            511              -            973
                                             ----------     ----------     ----------     ----------
Adjusted net income                          $   15,306     $   14,076     $   23,880     $   21,938
                                             ==========     ==========     ==========     ==========

Basic earnings per share:
     Reported net income                     $     0.38     $     0.31     $     0.59     $     0.47
     Goodwill amortization                            -           0.01              -           0.02
                                             ----------     ----------     ----------     ----------
Adjusted basic earnings per share            $     0.38     $     0.32     $     0.59     $     0.49
                                             ==========     ==========     ==========     ==========

Diluted earnings per share:
     Reported net income                     $     0.38     $     0.30     $     0.58     $     0.46
     Goodwill amortization                            -           0.01              -           0.02
                                             ----------     ----------     ----------     ----------
Adjusted diluted earnings per share          $     0.38     $     0.31     $     0.58     $     0.48
                                             ==========     ==========     ==========     ==========

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

     In September 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which updates accounting and reporting standards for the recognition and measurement of impairment of long-lived assets to be held and used or disposed of by sale. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have an impact on the Company's earnings or comprehensive income.

10.  Subsequent Events

     On July 1, 2002, the Company entered into an agreement with Flag International Limited, ("FIL") to increase the Company's investment in Flag Choice Hotels ("FCH") (the "Flag Transaction"). In conjunction with the Flag Transaction, Choice (i) converted an existing $1.9 (Australian) million convertible note receivable from FCH to equity (approximately US$1.1 million) increasing the Company's existing total equity investment in FCH from 15% to 30%, (ii) purchased an additional 25% of FCH from FIL for A$2.8 million (approximately US$1.6 million) increasing the Company's total ownership in FHC to 55%, and (iii) was granted authority to enter into a put/call arrangement with FIL whereby either party can require the Company to purchase the remaining 45% of FCH for A$2.0 million (approximately US$1.1 million). The exercise period of the put option begins on January 1, 2003 and ends on June 30, 2007. The exercise period of the call option begins on July 1, 2004 and ends on June 30, 2007.

     The Company will begin to consolidate FCH on the effective date of the Flag Transaction, based on its 55% holding in FCH and its control over the board of directors.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

Comparison of Three Month Period Ended June 30, 2002 Operating Results and Three Month Period Ended June 30, 2001 Operating Results

     The Company recorded net income of $15.3 million, or $0.38 per diluted share, for the quarter ended June 30, 2002, compared to net income for the same period of 2001 of $13.6 million, or $0.30 per diluted share. The increase in net income for the period is primarily attributable to the $0.8 million equity loss on the investment in Friendly for the three months ended June 30, 2001, a $0.7 million write-off of deferred financing costs for the three months ended June 30, 2001, and goodwill amortization of $0.5 million recorded during the second quarter of 2001, which is no longer required under SFAS No. 142, "Goodwill and Other Intangible Assets."

Franchise Revenues

     Management analyzes its business based on "net franchise revenue," which is total revenue excluding hotel operations and marketing and reservation revenues, and franchise operating expenses which are reflected in selling, general and administrative expenses.

     The Company's franchise revenues were $45.1 million and $44.3 million for the three months ended June 30, 2002 and 2001, respectively. Royalty revenue increased by $0.2 million to $36.2 million for the three months ended June 30, 2002, from $36.0 million during the corresponding period in 2001. A slight increase in royalty revenues was attributable to an increase of 145 domestic units, coupled with a domestic effective royalty rate increase of 4 basis points, partially offset by a 5.0% decline in RevPAR. Revenues generated from partner service relationships increased by 7.5% from $4.0 million in 2001 to $4.3 million in 2002 due to increased revenues earned from higher usage of guest services programs available to franchisees. Under the partner services program, the Company generates revenue from hotel industry vendors (who have been designated as preferred providers) based on the level of goods or services purchased by hotel owners and guests of the Company's franchised hotels.

     The total number of domestic hotels online increased to 3,394 from 3,249, an increase of 4.5% for the three months ended June 30, 2002, as compared to the corresponding prior year period. This represents an increase in the number of rooms open of 3.8% from 266,187 as of June 30, 2001 to 276,380 as of June 30, 2002. As of June 30, 2002, the Company had 391 hotels under development in its domestic hotel system representing 29,765 rooms.

     The total number of international hotels online was 1,032 as of June 30, 2002, compared to 1,184 as of the corresponding prior year period. The decrease in international hotels online is primarily due to termination of certain Flag properties not being appropriate for the Company's brand standards or due to the Flag properties lack of interest in being a part of a formal franchise relationship. The total number of international rooms was 84,294 as of June 30, 2002, compared to 88,574 as of June 30, 2001. As of June 30, 2002, the Company had 191 franchised hotels under development in its international hotel system representing 19,045 rooms.

Franchise Expenses

     The cost to operate the franchising business is reflected in selling, general and administrative ("SG&A") expenses. SG&A expenses decreased to $15.0 million from $15.2 million, a decrease of $0.2 million for the three months ended June 30, 2002, as compared to the corresponding prior period. As a percentage of total net franchising revenues, total SG&A expenses were 33.3% for the second quarter of 2002, compared to 34.3% for 2001. The improvement in the franchising margins relates to cost control initiatives from the 2001 restructuring and the economies of scale generated from operating a larger franchisee base.

Marketing and Reservations

     The total marketing and reservation fees received by the Company were $54.5 million and $39.3 million for the three months ended June 30, 2002 and 2001, respectively. Depreciation and amortization expense incurred by the marketing and reservation funds were $3.1 million and $2.9 million for the three months ended June 30, 2002 and 2001, respectively. Interest expense incurred by the reservation fund was $0.3 million and $0.6 million for the three months ended June 30, 2002 and 2001, respectively. The Company's balance sheet includes a receivable of $61.8 million and $49.4 million related to advances made to the marketing and reservation funds as of June 30, 2002, and December 31, 2001, respectively. Advances to the marketing and reservation funds represent the legal obligation of the franchise system and the Company has the legal right to demand repayment at any point.

Other

     The Company acquired three MainStay properties from Sunburst in September 2000. For each of the three months ended June 30, 2002 and June 30, 2001, the Company recognized $0.9 million, respectively, of revenue from hotel operations. For each of the three months ended June 30, 2002 and June 30, 2001, the Company recognized $0.7 million, respectively, of expenses from hotel operations.

     For the three months ended June 30, 2002 and June 30, 2001, the Company recognized approximately $1.1 million and $1.0 million, respectively, of interest income from its subordinated term note to Sunburst.

     The Company recorded an equity loss of $0.8 million for the three months ended June 30, 2001, relating to changes in its equity investment in Friendly. The loss was primarily due to adverse fixed asset valuation adjustments due to a decline in economic conditions. The Company disposed of its entire preferred and common equity interest in Friendly on March 20, 2002. As of June 30, 2002, (pound)4.2 million (approximately US $6.0 million) is outstanding on the existing letter of credit. The Company extended its guarantee on the letter of credit to June 30, 2003.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

Comparison of Six Month Period Ended June 30, 2002 Operating Results and Six Month Period Ended June 30, 2001 Operating Results

     The Company reported net income of $23.9 million, or $0.58 per diluted share, for the six months ended June 30, 2002, compared to net income for the same period of 2001 of $21.0 million, or $0.46 per diluted share. The increase in net income for the period is primarily attributable to the following pretax items: a $2.9 million equity loss on the investment in Friendly for the six months ended June 30, 2001; a $0.7 million write-off of deferred financing costs for the six months ended June 30, 2001; a reduction of $1.5 million in interest expense for 2002 due to a decrease in interest rates for the period; and goodwill amortization of $1.0 million recorded during 2001, which is no longer required under SFAS No. 142.

Franchise Revenues

     The Company's franchise revenues were $76.3 million for the six months ended June 30, 2002 and $76.9 million for the six months ended June 30, 2001. Royalty revenue decreased by $0.9 million to $62.1 million for the six months ended June 30, 2002, from $63.0 million during the corresponding period in 2001, a decrease of 1.4%. This decrease is primarily attributable to a decrease in domestic RevPAR of 6.2% from 2001, partially offset by the 4.5% growth in the number of hotels online. Revenues generated from partner service relationships increased 10.2% from $5.9 million in 2001 to $6.5 million in 2002 due to increased revenues earned from higher usage of guest services programs available to franchisees.

Franchise Expenses

     Selling, general and administrative ("SG&A") expenses decreased to $27.4 million from $27.7 million, a decrease of $0.3 million for the six months ended June 30, 2002, as compared to the corresponding prior period. As a percentage of total net franchising revenues, total SG&A expenses remained constant for 2002 as compared to 2001.

Marketing and Reservations

     The total marketing and reservation fees received by the Company were $98.3 million and $73.7 million for the six months ended June 30, 2002 and 2001, respectively. Depreciation and amortization expense incurred by the marketing and reservation funds were $6.3 million and $5.8 million for the six months ended June 30, 2002 and 2001, respectively. Interest expense incurred by the reservation fund was $0.7 million and $1.1 million for the six months ended June 30, 2002 and 2001, respectively. The Company's balance sheet includes a receivable of $61.8 million and $49.4 million related to advances made to the marketing and reservation funds as of June 30, 2002, and December 31, 2001, respectively. Advances to the marketing and reservation funds represent the legal obligation of the franchise system and the Company has the legal right to demand repayment at any point.

Other

     Revenue from hotel operations were $1.6 million and $1.7 million for the six months ended June 30, 2002 and 2001, respectively. Expenses from hotel operations were $1.4 million and $1.2 million for the six months ended June 30, 2002 and 2001, respectively.

     For the six months ended June 30, 2002 and June 30, 2001, the Company recognized $2.2 million and $2.1 million, respectively, of interest income from its subordinated term note to Sunburst.

     The Company recorded an equity loss of $2.9 million for the six months ended June 30, 2001, relating to changes in its equity investment in Friendly. The loss was primarily due to adverse fixed asset valuation adjustments due to a decline in economic conditions. The Company disposed of its entire preferred and common equity interest in Friendly on March 20, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $25.6 million for the six months ended June 30, 2002, a decrease of $12.7 million from $38.3 million for 2001. This decrease is primarily due to the net advances of $6.2 million made to the marketing and reservation funds during the six months ended June 30, 2002, versus net proceeds from the marketing and reservation funds of $10.8 million in 2001. The advances are due to the timing of advertising costs incurred associated with the marketing fund. Also contributing to the operating cash outflow was an increase in accounts receivable of $8.5 million for the six months ended June 30, 2002, primarily due to the abnormally low balance at the end of December 31, 2001, associated with the impact of the tragic events of the September 11, 2001. Partially offsetting these adverse operating cash flows were favorable increases in deferred income taxes of $11.4 million for the six months ended June 30, 2002, which are primarily associated with changes in the marketing and reservation fund balances and the disposition of the Friendly stock.

     At June 30, 2002, the total long-term debt outstanding for the Company was $321.1 million, $15.5 million of which matures in the next twelve months.

     The Company realigned its corporate structure in November 2001 to increase its strategic focus on delivering value-added services to franchisees, including centralizing the Company's franchise service and sales operations, consolidating its brand management functions and realigning its call center operations. The Company charged $0.9 million against the 2001 restructuring liability during the three months ended June 30, 2002 and $2.1 million for the six months ended June 30, 2002. The Company expects the remaining $2.6 million liability to be substantially paid in 2002. The Company also implemented a corporate-wide reorganization during 2000 to provide improved service and support to the Company's franchisees and to create a more competitive overhead structure. As of June 30, 2002, the Company maintains a $0.2 million liability in accrued expenses and other on the accompanying consolidated balance sheet, for the 2000 reorganization related to severance benefits and international lease agreements. The Company expects the liability to be paid in 2002.

     The Company had net cash advances of $6.2 million to the marketing and reservation funds during the six months ended June 30, 2002. These advances are primarily associated with the Company's winter/spring advertising campaign. The Company has the right to recoup these advances as outlined in its franchise agreements and expects to continue to recover the advances through future marketing and reservation fees. The Company expects a positive net cash flow from the marketing and reservation funds to approximate $15.0 million for the year 2002. The receivable from the marketing and reservation funds is expected to approximate $48.0 million at December 31, 2002.

     For the first six months of 2002, the Company has repurchased 2.8 million shares of its common stock at a total cost of $66.2 million. The Company has authorization from its Board of Directors to repurchase up to an additional 2.4 million shares. At July 12, 2002, the Company has 39.5 million shares outstanding.

     The Company believes that cash flows from operations and available financing capacity is adequate to meet the expected operating, investing and financing requirements for the business for the immediate future.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this quarterly report, including those in the section entitled Management's Discussion and Analysis, that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Words such as "believes," "anticipates," "expects," "intends," "estimates," "projects," and other similar expressions, which are predictions of or indicate future events and trends, typically identify forward-looking statements. Such statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those projected, including: competition within each of our business segments; business strategies and their intended results; the balance between supply of and demand for hotel rooms; our ability to obtain new franchise agreements; our ability to develop and maintain positive relations with current and potential hotel owners; the effect of international, national and regional economic conditions; the availability of capital to allow us and potential hotel owners to fund investments and construction of hotels; the cost and other effects of legal proceedings; and other risks described from time to time in our filings with the Securities and Exchange Commission, including those set forth under the heading "Risk Factors" in our Report on Form 10-Q for the period ended September 30, 2001. Given these uncertainties, you are cautioned not to place undue reliance on such statements. We also undertake no obligation to publicly update or revise any forward-looking statement to reflect current or future events or circumstances.

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

     At June 30, 2002 and December 31, 2001, the Company had $321.1 million and $281.3 million of debt outstanding at an effective interest rate of 4.3% and 4.9%, respectively. A hypothetical change of 10% in the Company's effective interest rate from quarter-end June 30, 2002 levels would increase or decrease interest expense by $0.7 million. The Company expects to refinance the $115 million variable rate term loan as it amortizes throughout the maturity dates using the Company's current Credit Facility. Upon expiration of the Credit Facility in 2006, the Company expects to refinance its obligations. For more information related to the Company's use of interest rate instruments, see Long-Term Debt, Interest Rate Hedges and Fair Value of Financial Instruments in the Notes to the Consolidated Financial Statements in the Company's December 31, 2001 Form 10-K.

PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     The Company is not party to any litigation, other than routine litigation incidental to the business of the Company. None of such litigation, either individually or in the aggregate, is expected to be material to the business, financial condition or results of operations of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of the Company was held on April 30, 2002. At the meeting, Stewart Bainum, Jr. and William L. Jews were elected to a three year term expiring in 2005. The terms of the following directors continue after the meeting:

     Barbara Bainum
     Charles A. Ledsinger, Jr.
     Lawrence R. Levitan
     Raymond E. Schultz
     Ervin Shames
     Jerry E. Robertson

No other matters were voted upon at the meeting.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      Exhibit 99 - Written statement of Chief Executive Officer and Chief
                   Financial Officer

(b) The following reports were filed pertaining to the period ended June 30, 2002.

      Date of Report      Item Reported               Financial Statements Filed
      --------------      -------------               --------------------------

      May 6, 2002         Item 4 - Changes in         None
                          Registrant's Certifying
                          Accountant

      May 15, 2002        Item 4 - Changes in         None
      (8 - K/A)           Registrant's Certifying
                          Accountant

                                    SIGNATURE

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CHOICE HOTELS INTERNATIONAL, INC.



Date:  August 14, 2002                    /s/ Joseph M. Squeri
       ---------------                    --------------------------------------
                                          By:  Joseph M. Squeri
                                               Sr. VP, Development and Chief
                                               Financial Officer