Form 10-Q
period 2002-09-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2002-10-30
CIK 1046311

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 1-11915

                        CHOICE HOTELS INTERNATIONAL, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                              52-1209792
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                               10750 COLUMBIA PIKE
                            SILVER SPRING, MD. 20901
               ---------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (301) 592-5000
     ----------------------------------------------------------------------
              (Registrant's telephone number, including area code)

 -------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                                  Yes   X      No
                                                      -----       -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                  Yes   X      No
                                                      -----       -----

                                         SHARES OUTSTANDING
            CLASS                        AT OCTOBER 21, 2002
      -------------------                -------------------
      Common Stock, $0.01
      par value per share                    37,142,106
                                             ----------

================================================================================

               CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                                                             PAGE NO.
                                                                                                             --------
PART I.  FINANCIAL INFORMATION:

     Item 1 - Financial Statements

     Consolidated Statements of Income - For the three and nine months ended September 30, 2002
        and September 30, 2001 (Unaudited)                                                                       3

     Consolidated Balance Sheets - As of September 30, 2002 (Unaudited) and December 31, 2001                    4

     Consolidated Statements of Cash Flows - For the nine months ended September 30, 2002
        and September 30, 2001 (Unaudited)                                                                       6

     Notes to Consolidated Financial Statements                                                                  7

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations             12

     Item 3 - Quantitative and Qualitative Disclosures about Market Risk                                        15

     Item 4 - Controls and Procedures                                                                           15

PART II. OTHER INFORMATION:                                                                                     17

     Item 1 - Legal Proceedings

     Item 2 - Changes in Securities

     Item 3 - Defaults Upon Senior Securities

     Item 4 - Submission of Matters to a Vote of Security Holders

     Item 5 - Other Information

     Item 6 - Exhibits and Reports on Form 8-K

SIGNATURE                                                                                                       18

CERTIFICATIONS                                                                                                  19

                          PART I. FINANCIAL INFORMATION

               CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           Three Months Ended           Nine Months Ended
                                                                              September 30,               September 30,
                                                                           2002          2001           2002          2001
                                                                        ----------    ----------     ----------    ----------
REVENUES                                                                              As revised                    As revised
                                                                                     (See Note 1)                  (See Note 1)
Royalty fees                                                            $ 46,349       $44,618       $108,588        $107,621
Initial franchise and relicensing fees                                     3,524         3,509          9,261           9,159
Partner services revenue                                                   2,548         2,964          9,040           8,866
Marketing and reservation revenues                                        50,251        43,968        148,600         117,626
Hotel operations                                                             920           793          2,529           2,498
Other revenue                                                              1,438         1,327          3,234           3,624
                                                                        --------       -------       --------        --------

     Total revenues                                                      105,030        97,179        281,252         249,394
                                                                        --------       -------       --------        --------
OPERATING EXPENSES

Selling, general and administrative                                       14,681        14,014         42,084          41,707
Depreciation and amortization                                              2,692         3,060          8,217           8,952
Marketing and reservation expenses                                        50,251        43,968        148,600         117,626
Hotel operations                                                             821           728          2,210           1,909
                                                                        --------       -------       --------        --------

     Total operating expenses                                             68,445        61,770        201,111         170,194
                                                                        --------       -------       --------        --------

OPERATING INCOME                                                          36,585        35,409         80,141          79,200
                                                                        --------       -------       --------        --------

OTHER INCOME AND EXPENSES

Interest and other investment income                                        (968)       (1,079)        (3,244)         (3,293)
Interest expense                                                           3,287         3,981          9,885          12,045
Equity in net losses of affiliates                                           438        11,653            438          14,574
Minority interest in net income of consolidated subsidiary                   105             -            105               -
Write-off of deferred financing costs                                          -             -              -             650
                                                                        --------       -------       --------        --------

     Total other income and expenses                                       2,862        14,555          7,184          23,976
                                                                        --------       -------       --------        --------

INCOME BEFORE INCOME TAXES                                                33,723        20,854         72,957          55,224

INCOME TAXES                                                              11,856         8,346         27,209          21,750
                                                                        --------       -------       --------        --------

NET INCOME                                                              $ 21,867       $12,508       $ 45,748        $ 33,474
                                                                        ========       =======       ========        ========

WEIGHTED AVERAGE SHARES OUTSTANDING-BASIC                                 39,035        42,853         40,036          44,214
                                                                        --------       -------       --------        --------

WEIGHTED AVERAGE SHARES OUTSTANDING-DILUTED                               39,755        43,583         40,786          44,598
                                                                        --------       -------       --------        --------

BASIC EARNINGS PER SHARE                                                $   0.55       $  0.29       $   1.14        $   0.76
                                                                        ========       =======       ========        ========

DILUTED EARNINGS PER SHARE                                              $   0.54       $  0.29       $   1.12        $   0.75
                                                                        ========       =======       ========        ========

           The accompanying notes are an integral part of these consolidated statements of income.

               CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                           September 30, 2002     December 31, 2001
                                                                                           ------------------     -----------------
                                                                                               (Unaudited)
ASSETS
------

CURRENT ASSETS

Cash and cash equivalents                                                                       $ 15,211              $ 16,871
Receivables (net of allowance for doubtful accounts of $6,000 and $5,392,
   respectively)                                                                                  34,695                25,223
Income taxes receivable and other current assets                                                     327                   889
                                                                                                --------              --------

  Total current assets                                                                            50,233                42,983
                                                                                                --------              --------

PROPERTY AND EQUIPMENT, NET                                                                       66,343                70,458

GOODWILL, NET                                                                                     60,620                60,620

FRANCHISE RIGHTS, NET                                                                             36,880                36,257

RECEIVABLE FROM MARKETING AND RESERVATION FUNDS                                                   53,336                49,358

OTHER ASSETS                                                                                      18,365                22,443

NOTE RECEIVABLE FROM SUNBURST                                                                     42,490                39,059
                                                                                                --------              --------

  Total assets                                                                                  $328,267              $321,178
                                                                                                ========              ========

    The accompanying notes are an integral part of these consolidated balance sheets.

               CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                                September 30, 2002    December 31, 2001
                                                                                ------------------    -----------------
                                                                                    (Unaudited)
LIABILITIES AND SHAREHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES

 Current portion of long-term debt                                               $   26,438               $ 13,563
 Accounts payable                                                                    26,877                 24,724
 Accrued expenses and other                                                          28,032                 30,054
 Income taxes payable                                                                15,858                  2,836
                                                                                 ----------               --------

 Total current liabilities                                                           97,205                 71,177
                                                                                 ----------               --------

LONG-TERM DEBT                                                                      274,809                267,733

DEFERRED INCOME TAXES ($46,452 and $35,159, respectively) AND
  OTHER LIABILITIES
                                                                                     56,913                 46,807
                                                                                 ----------               --------

 Total liabilities                                                                  428,927                385,717
                                                                                 ----------               --------
SHAREHOLDERS' DEFICIT

 Common stock, $.01 par value                                                           384                    420
 Additional paid-in-capital                                                          72,492                 70,130
 Accumulated other comprehensive income (loss)                                          141                   (354)
 Deferred compensation                                                               (2,082)                (2,857)
 Treasury stock                                                                    (396,518)              (311,053)
 Retained earnings                                                                  224,923                179,175
                                                                                 ----------              ---------

 Total shareholders' deficit                                                       (100,660)               (64,539)
                                                                                 ----------              ---------

  Total liabilities and shareholders' deficit                                    $  328,267              $ 321,178
                                                                                 ==========              =========


   The accompanying notes are an integral part of these consolidated balance sheets.

               CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                                                   Nine Months Ended
                                                                                       September 30, 2002       September 30, 2001
                                                                                       ------------------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                               As revised
                                                                                                                   (See Note 1)
Net income                                                                                $   45,748                $  33,474
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                                8,217                    8,952
  Non-cash interest and other investment income                                               (1,953)                  (3,168)
  Provision for bad debts                                                                        653                      195
  Non-cash stock compensation and other charges                                                  615                      581
  Minority interest in net income of consolidated subsidiary                                     105                        -
  Equity in net losses of affiliates                                                             438                   14,574
  Write-off of deferred financing costs                                                            -                      650

Changes in assets and liabilities, net of acquisitions:
  Receivables                                                                                 (7,353)                  (4,665)
  Receivable from marketing and reservation funds, net                                         5,071                   23,729
  Current liabilities                                                                         (1,681)                  (2,338)
  Income taxes payable/receivable and other assets                                            13,818                   21,116
  Deferred income taxes and other liabilities                                                 10,995                  (10,080)
                                                                                          ----------                ---------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   74,673                   83,020
                                                                                          ----------                ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in property and equipment                                                          (8,225)                 (10,308)
Acquisition of Flag                                                                           (1,557)                       -
Other items, net                                                                                (933)                     248
Proceeds from Sunburst note                                                                        -                  101,954
                                                                                          ----------                ---------

  NET CASH (UTILIZED IN) PROVIDED BY INVESTING ACTIVITIES                                    (10,715)                  91,894
                                                                                          ----------                ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term debt                                                                 271,071                  606,692
Principal payments of long-term debt                                                        (251,168)                (627,009)
Purchase of treasury stock                                                                   (90,839)                (175,224)
Proceeds from exercise of stock options                                                        5,318                    9,672
                                                                                          ----------                ---------

  NET CASH UTILIZED IN FINANCING ACTIVITIES                                                  (65,618)                (185,869)
                                                                                          ----------                ---------

Net change in cash and cash equivalents                                                       (1,660)                 (10,955)
Cash and cash equivalents at beginning of period                                              16,871                   19,701
                                                                                          ----------                ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $   15,211                $   8,746
                                                                                          ==========                =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash payments during the period for:
     Income taxes, net of refunds                                                         $    1,642                $  11,190
     Interest                                                                                  9,541                   12,572
    Non-cash investing activities:
     Properties assumed through the restructuring of Sunburst note                        $        -                $   1,475
     Conversion of note receivable into Flag equity interest                                   1,061                        -
    Non-cash financing activities:
     Income tax benefit realized from employee stock options exercised                    $    1,399                $   3,295

       The accompanying notes are an integral part of these consolidated statements of cash flows.

               CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Company Information and Significant Accounting Policies

     The accompanying unaudited consolidated financial statements of Choice Hotels International, Inc. and subsidiaries (together the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include any normal recurring adjustments) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2001 and notes thereto included in the Company's Form 10-K, dated March 26, 2002 (the "10-K"). Interim results are not necessarily indicative of the entire year results because of seasonal and short-term variations. All intercompany transactions and balances between Choice Hotels International, Inc. and its subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to the prior year quarterly period financial statements to conform to the current year presentation.

     The Company revised its presentation of marketing and reservation fees during the fourth quarter of 2001 to comply with Emerging Issues Task Force ("EITF") Issue 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent." The Company had previously presented these fees net of related expenses in its consolidated statements of income. EITF 99-19 requires that these fees be recorded gross and accordingly, the Company has revised its financial statement presentation for all periods presented. In addition, net advances and repayments of marketing and reservation fees have been reclassified to present these activities as cash flows from operating activities for all periods presented. These revisions have no effect on the net income or total cash flows reported during the periods presented.

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     On September 25, 2002, the Company announced that it will expense the cost of all stock options, beginning with options to be granted in the first quarter of 2003. The accounting change, approved by the Company's Board of Directors, reflects the Company's view that expensing stock options is the preferable way to record employee compensation costs. The Company will adopt the fair value based method of recording stock options in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which will affect any options granted on or after January 1, 2003.

2.   Receivable from Marketing and Reservation Funds

     The receivable from marketing and reservation funds at September 30, 2002 and December 31, 2001 was $53.3 million and $49.4 million, respectively. Depreciation and amortization expense incurred by the marketing and reservation funds was $3.2 million and $2.9 million for the three months ended September 30, 2002 and 2001, respectively, and $9.5 million and $8.7 million for the nine months ended September 30, 2002 and 2001, respectively. Interest expense incurred by the reservation fund was $0.3 million and $0.4 million for the three months ended September 30, 2002 and 2001, respectively, and $1.1 million and $1.5 million for the nine months ended September 30, 2002 and 2001, respectively.

     Under the terms of the Company's franchise agreements, the Company has the legally enforceable right to assess and collect fees from its current franchisees sufficient to pay for the marketing and reservation services the Company has procured for the benefit of the franchise system, including fees to reimburse the Company for past services rendered. The Company has the contractual authority to require that the franchisees in the system at any given point repay any deficits in the funds to reimburse the Company for any advance.

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

     The Company charged $1.8 million (comprised of termination benefits) against the restructuring liability during the three months ended September 30, 2002 and $3.9 million (including $3.7 million of termination benefits) for the nine months ended September 30,

2002. As of September 30, 2002, the remaining $0.7 million liability is recorded in accrued expenses in the accompanying consolidated balance sheet. The remaining $0.7 million, which is comprised of termination benefits, will be substantially paid by March 2003.

     During 2000, the Company recognized $5.6 million in restructuring charges. The restructuring charges include severance and termination benefits for 176 employees (consisting of property and yield management system installers, reservation agents and field service administrative support), the cancellation of pre-existing international lease contracts, and the termination of its internet initiative launched in 1999. As of September 30, 2002, the remaining liability of $0.2 million is included in accrued expenses in the accompanying consolidated balance sheet. The remaining liability will be paid in 2002.

4.   Income Taxes

     The income tax provisions for the three and nine month periods ended September 30, 2002 and 2001 are based on the effective tax rates expected to be applicable for the corresponding full year periods. The 2002 and 2001 nine month rates of 37% and 39%, respectively, differ from the statutory rates primarily because of state income taxes and certain federal and state income tax credits.

5.   Comprehensive Income

     Comprehensive income was $21.8 million and $12.5 million for the three months ended September 30, 2002 and 2001, respectively, and $46.2 million and $33.0 million for the nine months ended September 30, 2002 and 2001. The differences between net income and comprehensive income include foreign currency translation adjustments and unrealized gains and losses on available for sale securities.

                                                Three Months Ended      Nine Months Ended
                                                   September 30,           September 30,
(In thousands)                                  2002         2001        2002        2001
                                             -----------------------   -------------------
Net income                                     $21,867      $12,508    $45,748      $33,474
Other comprehensive income, net of tax:
   Unrealized gains (losses) on
   marketable equity securities                    (32)        (112)        48         (100)
   Foreign currency translation
   adjustments                                     (28)         107        447         (419)
                                               -------      -------    -------      -------
        Other comprehensive income (loss)          (60)          (5)       495         (519)
                                               -------      -------    -------      -------
Comprehensive income                           $21,807      $12,503    $46,243      $32,955
                                               =======      =======    =======      =======


6.   Earnings Per Share

     Basic earnings per share ("EPS") amounts are computed by dividing earnings applicable to common shareholders by the weighted average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding.

7.   Acquisition of Flag Choice Hotels

     On July 1, 2002, the Company acquired a controlling interest in Flag Choice Hotels ("Flag") (the "Flag Transaction"). Flag, based in Melbourne, Australia, is a franchisor of certain hotel brands in Australia, Papua New Guinea and Fiji. The acquisition of a controlling interest in Flag gave the Company the ability to control the Choice and Flag brands in Australia, Papua New Guinea and Fiji and the Flag brand in New Zealand.

     Pursuant to the Flag Transaction, the Company converted an existing $1.1 million convertible note due from Flag into an additional 15% of Flag's equity (beyond the 15% equity interest held prior to the Flag Transaction) and purchased an additional 25% of Flag's equity for approximately $1.6 million. As of July 1, 2002, the Company's total ownership in Flag is 55%.

     Pursuant to the Flag Transaction, the Company gave the seller the right to "put" the remaining 45% equity interest in Flag to the Company for approximately $1.1 million. The put right can be exercised between January 1, 2003 and June 30, 2007. The Company accounts for the put rights in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires the recognition of all derivatives, except certain qualifying hedges, as either assets or liabilities measured at fair value, with changes in value reflected as current period income or loss unless specific hedge accounting criteria are met. The fair value of the put rights was $0 at July 1, 2002 and September 30, 2002, accordingly, there was no impact on reported net income in the quarter ended September 30, 2002.

     The Company also acquired the right to "call" the remaining 45% equity interest in Flag from the seller for approximately $1.1 million. This right can be exercised between July 1, 2004 and July 1, 2005. The Company determined that the call right does not meet the definition of a derivative in SFAS 133.

     The Company accounted for the Flag Transaction in accordance with SFAS No. 141, "Business Combinations". The excess of the purchase price over the net tangible assets acquired of approximately $3.1 million has been allocated to identifiable intangible assets as follows:

                                                                     Estimated
                                                        Estimated      Useful
                                                       Fair Value      Lives
                                                       ----------      -----
                                                         ($000)

             Trademarks/ Non-compete agreements         $  208         5 years
             Franchise rights                            2,951      5-15 years
                                                        ------
                                                        $3,159
                                                        ======

     The purchase price allocation is preliminary and further refinements may be made. The Company began consolidating the results of Flag on July 1, 2002. The pro forma results of operations as if the Flag Transaction had been combined at the beginning of 2001 and 2002, would not be materially different from the Company's reported results for those periods.

8.   Debt

     In August 2002, the Company entered into a new $10.0 million revolving line of credit with a maturity of August 2003. The new line of credit includes customary financial and other covenants that require the maintenance of certain ratios identical to those included in the Company's existing senior credit facility. Borrowings under the line of credit bear interest at rates established at the time of borrowing based on Prime minus 1.75% basis points. The Company had $10.0 million outstanding at September 30, 2002 under this line of credit.

9.   Reportable Segment Information

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

                          Three Months Ended September 30, 2002          Three Months Ended September 30, 2001

                                      Corporate &                                   Corporate &
(In thousands)           Franchising     Other     Consolidated        Franchising     Other      Consolidated
                         --------------------------------------        ---------------------------------------
Revenues                   $104,110    $    920      $105,030           $ 96,386      $   793       $ 97,179
Operating income (loss)      46,750     (10,165)       36,585             43,091       (7,682)        35,409

                           Nine Months Ended September 30, 2002          Nine Months Ended September 30, 2001

                                      Corporate &                                   Corporate &
(In thousands)           Franchising     Other     Consolidated        Franchising     Other      Consolidated
                         --------------------------------------        ---------------------------------------
Revenues                   $278,723    $  2,529      $281,252           $246,896      $ 2,498       $249,394
Operating income (loss)     109,705     (29,564)       80,141            110,305      (31,105)        79,200

10.  Commitments and Contingencies

     As of September 30, 2002, the Company's letter of credit with Friendly Hotels PLC (currently known as C.H.E. Group PLC) ("Friendly") is (Pounds)2.7 million (approximately US $3.8 million). The Company extended its guarantee on the letter of credit to July 22, 2003.

     The Company is a defendant in a number of lawsuits arising in the ordinary course of business. In the opinion of management and general counsel to the Company, the ultimate outcome of such litigation will not have a material adverse effect on the Company's business, financial position, results of operations or cash flows.

     The Company has a $3.0 million letter of credit issued as support for construction and permanent financing of a Sleep Inn and MainStay Suites located in Atlanta, Georgia. The letter of credit will expire in December 2003.

11.  Impact of Recently Issued Accounting Standards

     The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, which updated accounting and reporting standards for the amortization of goodwill and recognition of other intangible assets. SFAS No. 142 requires goodwill to be assessed on at least an annual basis for impairment using a fair value basis. Because the Company operates in one reporting segment in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" and EITF 98-3, "Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business", the fair value of the Company's total assets are used to determine if goodwill may be impaired. According to SFAS No. 142, quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for the measurement if available. The Company is no longer required to record goodwill amortization expense of approximately $2.0 million per year. Pursuant to the requirements of SFAS No. 142, the Company will evaluate its goodwill and intangibles for impairment on an annual basis and/or when events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company's intangible assets were determined to not be impaired during its 2002 annual assessment performed during July 2002.

     The impact of the adoption of SFAS No. 142 on our net income, basic EPS and diluted EPS for the three and nine months ended September 30, 2002 and 2001, as if the adoption had taken place during the first quarter of 2001 is as follows:

                                                 Three Months Ended           Nine Months Ended
                                                    September 30,                September 30,
(In thousands, except per share amounts)         2002           2001          2002         2001
                                               ------------------------- -----------------------
Reported net income                            $21,867        $12,508       $45,748      $33,474
Add back: Goodwill amortization                      -            463             -        1,436
                                               -------        -------       -------      -------
Adjusted net income                            $21,867        $12,971       $45,748      $34,910
                                               =======        =======       =======      =======

Basic earnings per share:
     Reported net income                       $  0.55        $  0.29       $  1.14      $  0.76
     Goodwill amortization                           -           0.01             -         0.03
                                               -------        -------       -------      -------
Adjusted basic earnings per share              $  0.55        $  0.30       $  1.14      $  0.79
                                               =======        =======       =======      =======

Diluted earnings per share:
     Reported net income                       $  0.54        $  0.29       $  1.12      $  0.75
     Goodwill amortization                           -           0.01             -         0.03
                                               -------        -------       -------      -------
Adjusted diluted earnings per share            $  0.54        $  0.30       $  1.12      $  0.78
                                               =======        =======       =======      =======

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinded three previously issued statements and amended SFAS No. 13, "Accounting for Leases." The statement provides reporting standards for debt extinguishments and provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions. The statement is effective for certain lease transactions occurring after May 15, 2002 and all other provisions of the statement shall be effective for financial statements issued on or after May 15, 2002. Adoption of this standard did not have any impact on the Company's financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which updates accounting and reporting standards for personnel and operational restructurings. The Company will be required to adopt SFAS No. 146 for exit, disposal or other restructuring activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of SFAS No. 146 to have a material effect on the Company's financial position or results of operations.

12.  Subsequent Events

     In October 2002, the Board of Directors granted the Company's management authority to acquire up to an additional 5.0 million shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Month Periods Ended September 30, 2002 and September 30, 2001

     The Company recorded net income of $21.9 million, or $0.54 per diluted share, for the quarter ended September 30, 2002, compared to net income for the same period of 2001 of $12.5 million, or $0.29 per diluted share. The increase in net income for the period is primarily attributable to $11.7 million of equity losses related to the Company's investment in Friendly recorded in the three months ended September 30, 2001. There were no equity losses related to Friendly in the three months ended September 30, 2002. Net income also increased due to improved franchising margins resulting from a $1.7 million increase in royalty fees compared to the three months ended September 30, 2001 partially offset by increased payroll and insurance related costs; and a decrease in the Company's effective tax rate primarily attributable to $0.8 million of federal and state tax credits recorded in the third quarter of 2002. In addition, goodwill amortization, which is not recorded in 2002 pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets," of $0.5 million was recorded during the third quarter of 2001.

Franchise Revenues

     Management analyzes its business based on "net franchise revenue," which is total revenue excluding hotel operations and marketing and reservation revenues, and franchise operating expenses which are reflected in selling, general and administrative expenses.

     The Company's franchise revenues were $53.9 million and $52.4 million for the three months ended September 30, 2002 and 2001, respectively. Royalty revenue increased by $1.7 million to $46.3 million for the three months ended September 30, 2002, from $44.6 million during the corresponding period in 2001. Approximately $0.8 million of the change relates to increased domestic royalty revenue attributable to an increase of 138 domestic units from the corresponding prior year period, coupled with a domestic effective royalty rate increase of 3 basis points, partially offset by a 2.4% decline in RevPAR. International royalty revenue increased $0.9 million, primarily due to the consolidation of Flag during the third quarter of 2002. Revenues generated from partner services relationships decreased by 14.0% from $3.0 million in 2001 to $2.5 million in 2002 due to lower transactional revenues earned associated with reduced hotel occupancy levels. Under the partner services program, the Company generates revenue from hotel industry vendors (who have been designated as preferred providers) based on the level of goods or services purchased by hotel owners and guests of the Company's franchised hotels.

     The total number of domestic hotels online increased to 3,434 from 3,296, an increase of 4.2% for the twelve months ended September 30, 2002, as compared to the corresponding prior year period. This represents an increase in the number of rooms open of 4.1% from 268,176 as of September 30, 2001 to 279,135 as of September 30, 2002. As of September 30, 2002, the Company had 358 hotels under development in its domestic hotel system representing 27,902 rooms.

     The total number of international hotels online was 1,188 as of September 30, 2002, compared to 1,199 as of the corresponding prior year period. The decrease in international hotels online is primarily due to termination of certain Flag properties for failure to comply with the Company's brand standards or failure to formalize a franchise relationship. The total number of international rooms was 90,940 as of September 30, 2002, compared to 89,997 as of September 30, 2001. As of September 30, 2002, the Company had 149 franchised hotels under development in its international hotel system representing 15,689 rooms.

Franchise Expenses

     The cost to operate the franchising business is reflected in selling, general and administrative ("SG&A") expenses. SG&A expenses increased to $14.7 million from $14.0 million, an increase of $0.7 million for the three months ended September 30, 2002, as compared to the corresponding prior period. As a percentage of total net franchising revenues, total SG&A expenses were 27.3% for the third quarter of 2002, compared to 26.7% for 2001. The increase is substantially related to increased payroll and benefit costs, higher general insurance costs compared to the corresponding prior year period, and the consolidation of Flag during the third quarter of 2002.

Marketing and Reservations

     The total marketing and reservation fees received by the Company were $50.3 million and $44.0 million for the three months ended September 30, 2002 and 2001, respectively. Depreciation and amortization expense incurred by the marketing and reservation funds were $3.2 million and $2.9 million for the three months ended September 30, 2002 and 2001, respectively. Interest expense incurred by the reservation fund was $0.3 million and $0.4 million for the three months ended September 30, 2002 and 2001, respectively. The Company's balance sheet includes a receivable of $53.3 million related to advances made to the marketing and reservation funds as of September 30, 2002. Advances to the marketing and reservation funds represent the legal obligation of the franchise system and the Company has the legal right to demand repayment at any point.

Other

     For the three months ended September 30, 2002 and September 30, 2001, the Company recognized approximately $1.2 million and $1.1 million, respectively, of interest income from its subordinated term note to Sunburst.

     On July 1, 2002, the Company increased its ownership interest in Flag Choice Hotels ("Flag") to 55% and obtained a controlling interest in Flag. The results of Flag have been consolidated beginning on that date. The Company recorded $0.4 million related to equity losses in Flag in the third quarter of 2002 as a result of the acquisition of the controlling interest. In addition, during the third quarter of 2002, the Company recorded $0.1 million of minority interest in the earnings of Flag.

     The Company recorded an equity loss of $11.7 million for the three months ended September 30, 2001, relating to changes in its equity investment in Friendly. The loss was primarily due to adverse fixed asset valuation adjustments due to a decline in economic conditions. The Company disposed of its entire preferred and common equity interest in Friendly on March 20, 2002.

Comparison of Operating Results for the Nine Month Periods Ended September 30, 2002 and September 30, 2001

     The Company reported net income of $45.7 million, or $1.12 per diluted share, for the nine months ended September 30, 2002, compared to net income for the same period of 2001 of $33.5 million, or $0.75 per diluted share. The increase in net income for the period is primarily attributable to $14.6 million of equity losses related to the Company's investment in Friendly for the nine months ended September 30, 2001. There were no equity losses related to Friendly in the nine-months ended September 30, 2002. Net income also increased due to improved franchising margins resulting from a $1.0 million increase in royalty and other franchising fees partially offset by increased SG&A costs; and a decrease in the Company's effective tax rate primarily attributable to $0.8 million of federal and state tax credits recorded in the third quarter of 2002. Interest expense decreased by $2.2 million due to lower average interest rates for the period. In addition, goodwill amortization of $1.4 million recorded during the first nine months of 2001 is not recorded in 2002 pursuant to SFAS No. 142.

Franchise Revenues

     The Company's franchise revenues were $130.1 million for the nine months ended September 30, 2002 and $129.3 million for the nine months ended September 30, 2001, respectively. Royalty revenue increased by $1.0 million to $108.6 million for the nine months ended September 30, 2002, from $107.6 million during the corresponding period in 2001. Approximately $0.8 million of the change relates to increased domestic royalty revenue attributable to a 4.2% growth in the number of hotels online and a 5 basis point increase in the overall system-wide royalty rate, partially offset by a 4.9% decrease in domestic RevPAR from 2001. International royalty revenue increased $0.2 million, due to the consolidation of Flag during the third quarter of 2002, partially offset by decreased international master fees received from European properties. Revenues generated from partner services relationships increased 2.0% from $8.9 million in 2001 to $9.0 million in 2002 due to revenues associated with incremental hotel industry vendor programs in 2002.

Franchise Expenses

     Selling, general and administrative ("SG&A") expenses increased to $42.1 million from $41.7 million, an increase of $0.4 million for the nine months ended September 30, 2002, as compared to the corresponding prior period. As a percentage of total net franchising revenues, total SG&A expenses remained constant at 32.3% for each of the nine month periods ended September 30, 2002 and 2001, respectively.

Marketing and Reservations

     The total marketing and reservation fees received by the Company were $148.6 million and $117.6 million for the nine months ended September 30, 2002 and 2001, respectively. Depreciation and amortization expense incurred by the marketing and reservation funds were $9.5 million and $8.7 million for the nine months ended September 30, 2002 and 2001, respectively. Interest expense incurred by the reservation fund was $1.1 million and $1.5 million for the nine months ended September 30, 2002 and 2001, respectively. The Company's balance sheet includes a receivable of $53.3 as of September 30, 2002. Advances to the marketing and reservation funds represent the legal obligation of the franchise system and the Company has the legal right to demand repayment at any point.

Other

     For the nine months ended September 30, 2002 and September 30, 2001, the Company recognized $3.4 million and $3.2 million, respectively, of interest income from its subordinated term note to Sunburst.

     On July 1, 2002, the Company increased its ownership interest in Flag Choice Hotels ("Flag") to 55% and obtained a controlling interest in Flag. The results of Flag have been consolidated beginning on that date. The Company recorded $0.4 million related to equity losses in Flag in the third quarter of 2002 as a result of the acquisition of the controlling interest. In addition, during the third quarter of 2002, the Company recorded $0.1 million of minority interest income in the earnings of Flag.

     The Company recorded an equity loss on its investment in Friendly of $14.6 million for the nine months ended September 30, 2001, relating to changes in its equity investment in Friendly. The loss was primarily due to adverse fixed asset valuation adjustments due to a decline in economic conditions. The Company disposed of its entire preferred and common equity interest in Friendly on March 20, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $74.7 million for the nine months ended September 30, 2002, a decrease of $8.3 million from $83.0 million for 2001. Repayments from the marketing and reservation funds, net of depreciation and amortization related to the funds, decreased during 2002 to $5.1 million, as compared to $23.7 million during the corresponding prior year period. The decrease is due to the timing of advertising costs incurred associated with the marketing fund. Also contributing to the decrease in net cash received from operations was a reduction in current income taxes payable at September 30, 2002, as compared to the corresponding prior year period. Partially offsetting these reductions in operating cash flows were increases in deferred income taxes of $21.1 million for the nine months ended September 30, 2002, which are primarily associated with the disposition of the Friendly equity interest.

     In August 2002, the Company entered into a new $10.0 million revolving line of credit with a maturity of August 2003. The new line of credit includes customary financial and other covenants that require the maintenance of certain ratios identical to those included in the Company's existing senior credit facility. Borrowings under the line of credit bear interest at rates established at the time of borrowing based on Prime minus 1.75% basis points. The Company had $10.0 million outstanding at September 30, 2002 under this line of credit. At September 30, 2002, the total long-term debt outstanding for the Company was $301.2 million, $26.4 million of which matures in the next twelve months.

     The Company realigned its corporate structure in November 2001 to increase its strategic focus on delivering value-added services to franchisees, including centralizing the Company's franchise service and sales operations, consolidating its brand management functions and realigning its call center operations. The Company charged $1.8 million against the 2001 restructuring liability during the three months ended September 30, 2002 and $3.9 million for the nine months ended September 30, 2002. The Company expects the remaining $0.7 million liability to be substantially paid by March 2003. The Company also implemented a corporate-wide reorganization during 2000 to provide improved service and support to the Company's franchisees and to create a more competitive overhead structure. As of September 30, 2002, the Company maintains a $0.2 million liability in accrued expenses in the accompanying consolidated balance sheet for the 2000 reorganization related to severance benefits and international lease agreements. The remaining liability will be paid in 2002.

     The Company had net cash repayments of $5.1 million from the marketing and reservation funds during the nine months ended September 30, 2002. The Company has the right to recoup these advances as outlined in its franchise agreements and expects to continue to recover the advances through future marketing and reservation fees. The Company expects a positive net cash flow from the marketing and reservation funds to approximate $13.0 million for the year ended December 31, 2002. The receivable from the marketing and reservation funds is expected to approximate $49.0 million at December 31, 2002.

     In October 2002, the Board of Directors granted the Company's management authority to acquire up to an additional 5.0 million shares.

     During the first nine months of 2002, the Company repurchased 4.0 million shares of its common stock at a total cost of $90.8 million. During and through October 21, 2002, the Company repurchased an additional 1.3 million shares at a total cost of $27.8 million, which completed the share repurchase program previously authorized by its Board of Directors. At October 21, 2002, the Company has approximately 37.1 million shares outstanding.

     The Company believes that cash flows from operations and available financing capacity is adequate to meet the expected operating, investing and financing requirements for the business for the immediate future.

New Accounting Pronouncements and Changes in Accounting

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinded three previously issued statements and amended SFAS No. 13, "Accounting for Leases." The statement provides reporting standards for debt extinguishments and provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions. The statement is effective for certain lease transactions occurring after May 15, 2002 and all other provisions of the statement shall be effective for financial statements issued on or after May 15, 2002. Adoption of this standard did not have any impact on the Company's financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which updates accounting and reporting standards for personnel and operational restructurings. The Company will be required to adopt SFAS No. 146 for exit, disposal or other restructuring activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of SFAS No. 146 to have a material effect on the Company's financial position or results of operations.

     On September 25, 2002, the Company announced that it will expense the cost of all stock options, beginning with options to be granted in the first quarter of 2003. The accounting change, approved by the Company's Board of Directors, reflects the Company's view that expensing stock options is the preferable way to record employee compensation costs. The Company will adopt the fair value based method of recording stock options in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", which will affect any options granted on or after January 1, 2003.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this quarterly report, including those in the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations, that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Words such as "believes," "anticipates," "expects," "intends," "estimates," "projects," and other similar expressions, which are predictions of or indicate future events and trends, typically identify forward-looking statements. Such statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those projected, including: competition within each of our business segments; business strategies and their intended results; the balance between supply of and demand for hotel rooms; our ability to obtain new franchise agreements; our ability to develop and maintain positive relations with current and potential hotel owners; the effect of international, national and regional economic conditions; the availability of capital to allow us and potential hotel owners to fund investments and construction of hotels; the cost and other effects of legal proceedings; and other risks described from time to time in our filings with the Securities and Exchange Commission, including those set forth under the heading "Risk Factors" in our Report on Form 10-Q for the period ended September 30, 2001. Given these uncertainties, you are cautioned not to place undue reliance on such statements. We also undertake no obligation to publicly update or revise any forward-looking statement to reflect current or future events or circumstances.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     At September 30, 2002 and December 31, 2001, the Company had $301.2 million and $281.3 million of debt outstanding at an effective interest rate of 4.4% and 4.9%, respectively. A hypothetical change of 10% in the Company's effective interest rate from quarter-end September 30, 2002 levels would increase or decrease interest expense by $0.6 million. The Company expects to refinance the $106.3 million variable rate term loan balance remaining at September 30, 2002, as it amortizes throughout the maturity dates using the Company's current Credit Facility. Upon expiration of the Credit Facility in 2006, the Company expects to refinance its obligations. For more information related to the Company's use of interest rate instruments, see Long-Term Debt and Fair Value of Financial Instruments in the Notes to the Consolidated Financial Statements in the Company's December 31, 2001 Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES

     The Company formed a Disclosure Review Committee whose membership includes the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), among others. The Disclosure Review Committee's procedures are considered by the CEO and

CFO in performing their evaluations of the Company's disclosure controls and procedures and in assessing the accuracy and completeness of the Company's disclosures.

     As of October 25, 2002, an evaluation was performed under the supervision and with the participation of the Company's CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of October 25, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to October 25, 2002.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Incorporated by reference to the description of legal proceedings in the "Commitments and Contingencies" footnote in the financial statements set forth in Part I. "Financial Information".

ITEM 2. CHANGES IN SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

        None.

(b)  Reports on Form 8-K

        None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CHOICE HOTELS INTERNATIONAL, INC.



Date: October 30, 2002                             /s/ Joseph M. Squeri
      ----------------                         --------------------------------
                                               By: Joseph M. Squeri
                                                   Sr. VP, Development and
                                                   Chief Financial Officer

                                WRITTEN STATEMENT
                                       OF
               CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

     The undersigned hereby certify that the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed by Choice Hotels International, Inc. with the Securities and Exchange Commission fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the issuer.

Dated: October 30, 2002                  /s/ Charles A. Ledsinger, Jr.
       ----------------                  -------------------------------------
                                         Charles A. Ledsinger, Jr.
                                         President and Chief Executive Officer



Dated: October 30, 2002                  /s/ Joseph M. Squeri
       ----------------                  ---------------------------------------
                                         Joseph M. Squeri
                                         Sr. VP, Development and Chief Financial
                                         Officer

I, Charles A. Ledsinger, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Choice Hotels International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October 30, 2002                   /s/ Charles A. Ledsinger, Jr.
       ----------------                   ------------------------------
                                          Charles A. Ledsinger, Jr.
                                          President and Chief Executive Officer

I, Joseph M. Squeri, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Choice Hotels International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  October 30, 2002               /s/ Joseph M. Squeri
        ----------------               ---------------------------------------
                                       Joseph M. Squeri
                                       Sr. VP, Development and Chief Financial
                                         Officer