Form 10-K
period 2002-12-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2003-03-31
CIK 1046311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number 001-13393

CHOICE HOTELS INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	52-1209792
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10750 Columbia Pike, Silver Spring, Maryland	20901
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code

(301) 592-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $.01 per share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.

Yes  ☐    No  ☒

The aggregate market value of common stock of Choice Hotels International, Inc. held by non-affiliates was $441,331,235 as of June 28, 2002 based upon a closing price of $20.01 per share.

The number of shares outstanding of Choice Hotels International, Inc.’s common stock at March 18, 2003 was 35,890,141.

DOCUMENTS INCORPORATED BY REFERENCE.

Certain portions of our 2002 Annual Report to Shareholders for the fiscal year ended December 31, 2002 are incorporated by reference under Parts I and II of this Form 10-K. With the exception of the specified information, the 2002 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report. Certain portions of Registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than April 28, 2003, are incorporated by reference under Part III.

PART I

FORWARD-LOOKING STATEMENTS

Certain statements in this report that are not historical facts constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. Words such as “believes,” “anticipates,” “expects,” “intends,” “estimates,” “projects,” and other similar expressions, which are predictions of or indicate future events and trends, typically identify forward-looking statements. Such statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those projected, including: competition within each of our business segments; business strategies and their intended results; the balance between supply of and demand for hotel rooms; our ability to obtain new franchise agreements; our ability to develop and maintain positive relations with current and potential hotel owners; the effect of international, national and regional economic conditions and geopolitical events such as acts of war or terrorism; the availability of capital to allow us and potential hotel owners to fund investments in and construction of hotels; the cost and other effects of legal proceedings; and other risks described from time to time in our filings with the Securities and Exchange Commission, including those set forth under the heading “Risk Factors” in our Report on Form 10-Q for the period ended September 30, 2001. Given these uncertainties, you are cautioned not to place undue reliance on such statements. We also undertake no obligation to publicly update or revise any forward-looking statement to reflect current or future events or circumstances.

Item 1.    Business.

Overview

Choice Hotels International, Inc. and subsidiaries (together the “Company” or “Choice”) is one of the largest hotel franchisors in the world with 4,664 hotels open and 474 hotels under development as of December 31, 2002, representing 373,722 rooms open and 41,565 rooms under development in 48 countries and territories. Choice franchises lodging properties under one of our proprietary brand names (the “Choice brands”): Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites® and Flag Hotels®. The Company’s franchises operate in all 50 states, Puerto Rico and 38 additional countries and territories. Approximately 96% of the Company’s franchising revenue is derived from hotels franchised in the United States. With recognized brands and a diverse and growing franchisee base, we believe we have a strong foundation for continued growth.

Choice is a lodging franchisor with low capital expenditure requirements. Our direct real estate exposure is limited to three company-owned MainStay Suites®. With a focus on hotel franchising versus ownership, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our business provides significant opportunities to increase profits by increasing the number of franchised properties resulting in increased initial fee revenue and ongoing royalty fees; partner service revenues and other miscellaneous items. In addition to these fees, we also collect marketing and reservation fees to support centralized marketing and reservation activities.

The principal factors that affect our results are: (i) growth in the number of hotels under franchise; (ii) occupancies and room rates achieved by the hotels under franchise; (iii) the number and relative mix of franchised hotels; (iv) effective royalty rates achieved; and (v) our ability to manage costs. The number of rooms at franchised properties and occupancies and room rates at those properties significantly affect our results because royalty fees are based upon room revenues at franchised hotels. The variable overhead costs associated with franchise system growth are less than incremental royalty fees generated from new franchisees. Accordingly, continued growth of our franchise business should enable us to capture increasing benefits from the operating leverage in place that would improve operating margins.

Company History

Prior to becoming a separate, publicly-held company on October 15, 1997 pursuant to the Company Spin-off (as defined below), the Company was known as Choice Hotels Franchising, Inc. and was a wholly-owned subsidiary of Choice Hotels International, Inc. (“Former Choice”). On October 15, 1997, Former Choice distributed to its stockholders its hotel franchising business (which had previously been primarily conducted by the Company) and its European hotel ownership and franchising business through a pro rata distribution to its stockholders of all of the stock of the Company (the “Company Spin-off”). At the time of the Company Spin-off, the Company changed its name to “Choice Hotels International, Inc.,” and Former Choice changed its name to “Sunburst Hospitality Corporation.” References herein to the Company’s former parent corporation prior to the Company Spin-off are to “Former Choice,” and reference to such corporation after the Company Spin-off are to “Sunburst.”

Prior to November 1996, Former Choice was a subsidiary of Manor Care, Inc. (“Manor Care”) which, directly and through its subsidiaries, engaged in the hotel franchising business currently conducted by the Company as well as the ownership and management of hotels (together with the hotel franchising business, the “Lodging Business”) and the health care business. On November 1, 1996, Manor Care separated the Lodging Business from its health care business through a pro rata distribution to the holders of Manor Care’s common stock of all of the stock of Former Choice (the “Former Choice Spin-off”). In connection with the Former Choice Spin-off, the Company became a wholly-owned subsidiary of Former Choice and remained as such until consummation of the Company Spin-off.

The Lodging Industry(1)

As of December 31, 2002, there were approximately 4.3 million hotel rooms in the United States in hotels/motels containing twenty or more rooms. Of those rooms, approximately

(1)	Certain industry statistics included in this section, such as the number of hotel rooms, number of affiliated and non-affiliated rooms, US Lodging Industry Trends From 1995 – 2002, etc. were obtained from Smith Travel Research.

1.4 million rooms were not affiliated with a national or regional brand, while the remaining approximately 2.9 million rooms were affiliated with a brand either through franchise or the ownership/management of a national or regional chain.

Historically, the industry added hotel rooms to its inventory through new construction due largely to a favorable hotel lending environment which encouraged hotel development. As a result, the lodging industry saw an oversupply of rooms and a decrease in industry performance.

Industry performance recovered sharply in the mid-1990’s and continued positive growth until 2001. The recession of 2001 coupled with the events of September 11, 2001 caused profitability in the industry to decline for the first time in nearly a decade. Nonetheless, the industry remained profitable through this difficult period.

Prior to 2001, the industry had seen consistent gains in RevPAR, a key operating statistic for the industry. RevPAR is calculated by multiplying the percentage of occupied rooms by the average daily room rate realized. From 1995 through 2000, the lodging industry was able to increase its average daily rate (“ADR”) at a pace faster than the increase in the Consumer Price Index (“CPI”), a common measure of inflation published by the US Department of Labor. The following chart demonstrates these trends:

The US Lodging Industry’s Trends From 1995 - 2002

Year	Increases in Room Revenue Versus Prior Year	Occupancy Rates	Average Daily Room Rates (ADR)	Increase in ADR Versus Prior Year	Increase in CPI Versus Prior Year	Revenue Per Available Room (RevPAR)	Profits (in billions)	New Rooms Added
1995	6.7%	65.1%	$65.81	4.7%	2.9%	$42.83	$8.5	64,000
1996	8.9%	65.0%	$70.81	7.6%	2.9%	$46.06	$12.5	101,000
1997	8.8%	64.5%	$75.16	6.1%	1.9%	$48.50	$17.0	128,000
1998	7.7%	64.0%	$78.62	4.4%	2.3%	$50.29	$22.0	143,000
1999	7.4%	63.3%	$81.27	4.0%	2.7%	$51.44	$23.0	143,148
2000	8.6%	63.5%	$85.24	4.7%	3.4%	$54.13	$24.0	121,476
2001	-4.7%	60.1%	$84.85	-0.5%	2.9%	$50.99	$16.7	101,279
2002	-0.7%	59.2%	$83.15	-2.0%	1.6%	$49.22	$16.1	86,366

However, due to a downturn in the worldwide economy which began to effect the lodging industry during 2001, coupled with the terrorist attacks of September 11, industry and RevPAR performance has suffered. These factors have led to reduced royalties and decreased hotel development. Development of newly constructed hotels is not expected to recover until the lodging industry trends improve and the existing economic/market and geopolitical uncertainty dissipates.

We believe the lodging industry can be divided into three price categories: luxury or upscale, mid-scale and economy. Typically, the upscale category generally has room rates above $80 per night, the mid-scale category generally has room rates between $50 and $79 per night and the economy category generally has room rates less than $50 per night. Additionally, a new category has emerged of extended-stay hotels that primarily serve guests who stay at a hotel five consecutive nights. These hotels span the industry’s three price categories.

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

Our Econo Lodge® and Rodeway Inn® brands compete primarily in the limited-service economy market; our Comfort Inn®, Comfort Suites®, Quality®, Sleep Inn® and Flag Hotels® brands compete primarily in the limited-service mid-scale market. Our MainStay Suites® brand competes primarily in the all-suites mid-scale market. Our Clarion® brand competes primarily in the full-service upscale market.

New hotels opened in recent years typically have been hotels without on-premise food and beverage, as these hotels are less costly to develop, enjoy higher gross margins, and tend to have better access to financing. These hotels typically operate in the economy and mid-scale categories and are located in suburban or highway locations. From 1992 to 2002, the average room count in new hotels declined from 122 to 110 primarily because hotel developers found it difficult to obtain financing for large properties from their primary lending sources (local banks and Small Business Administration-guaranteed loan programs).

In recent years, operators of hotels not owned or managed by major lodging companies have increasingly joined national hotel franchise chains as a means of remaining competitive with hotels owned by or affiliated with national lodging companies. Because a significant portion of the costs of owning and operating a hotel are generally fixed, increases in revenues generated by affiliation with a franchise lodging chain can improve a hotel’s financial performance. Of approximately 1,300 hotel properties that changed their affiliation in 2002, 69% converted from independent status to affiliation with a chain or converted from one chain to another, while only 401 converted from affiliation with a chain to independent status. A total of 375 independent properties switched to a franchise chain in 2002.

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

We believe that hotel operators choose lodging franchisors based primarily on the perceived value and quality of each franchisor’s brand and its services, and the extent to which affiliation with that franchisor may increase the franchisee’s reservations and profits.

Franchise Business

Economics of Franchise Business.  The fee and cost structure of our business provides opportunities for us to increase profits by increasing the number of franchised properties. As a hotel franchisor, we derive most of our franchise revenue from franchise fees. Our franchise fees consist of an initial fee and ongoing royalty, marketing and reservation fees that are typically based on a percentage of the franchisee’s gross room revenues. The initial fee and on-going royalty portion of the franchise fee are intended to cover our operating expenses, such as expenses incurred in business development, quality assurance, administrative support and other franchise services and to provide us with operating profits. The marketing and reservation fees are used exclusively for the expenses associated with national marketing and media advertising and providing such franchise services as the central reservation system.

Our variable overhead costs associated with franchise system growth have historically been less than incremental royalty fees generated from new franchisees.

Strategy. Our business strategy is to create consistent franchise system growth by leveraging Choice’s large and well-known global hotel brands, proven franchise sales capabilities, effective marketing efforts and reservations delivery, RevPAR enhancing services and technology, and financial strength created by our significant free cash flow.

Specific elements of our strategy include: build strong brands, deliver exceptional services, reach more consumers and leverage size, scale and distribution.

Build Strong Brands. Each of our brands has particular attributes and strengths, including exceptionally high awareness with both consumers and developers. Our strategy is to utilize the strengths of each brand for both unit growth and RevPAR gains that create royalty growth.

We have a wide array of well-known and established brands that meet the needs of many types of guests, and can be developed at various price points and can be applied to both new and existing hotels. This ensures that we have opportunities for creating unit growth in various types of markets, with various types of customers, and during both industry contraction and growth cycles. During times of lower industry supply growth and tighter capital markets, we can rely on gaining conversions from existing non-Choice affiliated hotels seeking the awareness and proven performance provided by our brands. Over the past 12 years, the industry has seen a significant movement of hotels from independent to chain affiliation, with affiliated hotels increasing from 46% of the market in 1990 to 56% of the market in 2002. This trend may continue, as industry RevPAR growth remains soft. When industry conditions become more favorable, we believe a greater portion of our unit growth will come from our new construction brands. We believe that a large number of markets can still support our hotel brands, and the growth potential for our brands remains strong.

We will ensure each of our brands remain appealing to hotel owners and guests alike by continuing to leverage each brands’ unique strengths and identify the most appropriate methods for both system growth and RevPAR improvement. We will also focus on creating a customer-

driven quality assurance program across all of our brands to ensure each hotel is consistently and effectively meeting guest needs.

Deliver Exceptional Services.  We have successfully created a wide array of services and local customer touch points to help franchisees improve performance. Our field staff, in combination with strong technology products, directly helps property owners effectively manage their properties to improve RevPAR performance. These services create revenue gains for hotel owners and translate into both higher royalty rates for Choice and improved returns for owners, leading to further unit growth. These services also make Choice brands attractive to both experienced hotel owners and developers new to the industry. We will continue to align these services directly on customer needs, focus on those activities that generate the highest revenue for our customers, and ensure efficient, effective, and coordinated service delivery minimizes overhead costs.

Reach More Consumers. Hotel owners greatly value the large volume of guests we deliver through corporate and brand marketing, reservations, key account sales, and Choice’s loyalty programs, Choice Privileges® and EA$Y Choice®. Our strategy is to continue to maximize the effectiveness of these services and programs to deliver both leisure and business travelers to Choice-branded hotels. Our emphasis will be on stressing our very powerful leisure market, while improving overall contributions from business travelers.

Choice will continue to increase awareness of its hotels through its multi-branded national marketing campaign using re-imaged signs and our “Power of Being There. Go” ® tagline. This campaign is intended to generate the most compelling voice in the limited service segment and utilize Choice’s significant size to create even greater awareness for our brands. Local and regional co-op marketing campaigns will continue to leverage the national marketing programs to drive business to Choice properties at a local level. The Choice Privileges program has also been enhanced through the introduction of airline mile options. We expect our efforts at marketing directly to guests will be enhanced through the implementation of customer relationship management technology. Our continued focus on overall brand quality coupled with these new initiatives is designed to stimulate room demand for our franchised hotels through improved guest satisfaction.

Our central reservations system is well positioned to deliver guests to our franchisees through all available channels, including our proprietary call center and websites, global distribution systems (e.g., SABRE, Amadeus, and new internet distribution sites). We believe our well-known brands, combined with our ability to partner with many of these new sites, serves many benefits for our franchisees, including increased rate and reservations delivered, and reduced cost and operational complexity.

Leverage Size, Scale and Distribution. We will focus on identifying methods for utilizing the significant number of hotels in our system to reduce costs, and increase returns, for hotel owners. We will continue to create partnerships with endorsed vendors that both make low-cost products available to our franchisees and streamline the purchasing process through the use of effective purchasing technology. Other than minor logo amenity items, we do not mandate that our franchisees purchase from the vendors we endorse and we do not control our franchisees’

purchasing decisions related to products provided by these vendors, in any fashion. We believe these efforts benefit the Company in enhancing brand quality, creating partner services revenues for Choice, and making the selection of a Choice brand even more compelling.

We intend to continue to expand this business and identify new methods for decreasing hotel operating costs by increasing penetration internally, creating new vendor relationships, and identifying opportunities for external growth.

Franchise System

Our franchise hotels operate under one of the Choice brand names: Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites® and Flag Hotels®. The following table presents key statistics relative to our domestic franchise system over the five fiscal years ended December 31, 2002.

COMBINED DOMESTIC FRANCHISE SYSTEM

	As of and For the Year Ended December 31,
	1998	1999	2000	2001	2002
Number of properties, end of period	3,039	3,123	3,244	3,327	3,482
Number of rooms, end of period	252,357	258,120	265,962	270,514	282,423
Royalty fees ($000)	$109,240	$120,932	$131,702	$133,244	$135,381
Average Royalty Rate (1)	3.6%	3.7%	3.8%	3.9%	4.0%
Average occupancy percentage	61.0%	60.5%	59.8%	57.5%	55.6%
Average daily room rate (ADR)	$56.23	$58.42	$61.45	$62.31	$61.96
RevPAR (2)	$34.35	$35.33	$36.72	$35.83	$34.48

(1)	Represents domestic royalty fees as a percentage of aggregate gross room revenues of all domestic Choice brand franchised hotels.

(2)	The Company’s RevPAR figure for each fiscal year is an average of the RevPAR calculated for each month in the fiscal year. The Company calculates RevPAR each month based on information actually reported by franchisees on a timely basis to the Company.

Approximately 96% of our franchising revenue is generated from domestic franchise operations. Consequently, our analysis of our franchise system is focused on the domestic operations. Currently, no master franchisee or other franchisee accounts for 5% or more of Choice’s royalty revenues or total revenues.

Brand Positioning

Our brands offer consumers and developers a wide range of choices from economy hotels to upscale, full service properties.

Comfort.  Our largest brand is Comfort, which primarily operate as either Comfort Inns or Comfort Suites. Comfort Inns offer rooms in the mid-scale without food and beverage category and is targeted to business and leisure travelers. Principal competitor brands include Baymont, Fairfield Inn, Hampton Inn, Holiday Express and LaQuinta. Comfort Suites offer business and leisure guests a large room with separate living and sleeping areas. This product competes in the upper portion of the mid-scale without food and beverage category against brands such as AmeriSuites, Hampton Inn and Suites and Spring Hill. At December 31, 2002, there were 1,916 Comfort Inn properties and 352 Comfort Suites properties with a total of 141,574 and 28,176 rooms, respectively, open and operating worldwide. An additional 188 Comfort Inn and Comfort Suites properties with a total of 15,110 rooms were under development. During 2002, we added 284 Comfort properties while terminating 48.

Comfort properties are located in the United States and in Australia, Belgium, Brazil, Canada, Costa Rica, Czech Republic, Denmark, Egypt, France, Germany, India, Ireland, Italy, Japan, Norway, Portugal, Sweden, Switzerland, Thailand, United Kingdom, China, El Salvador, Finland, Morocco and Spain. The following chart summarizes the Comfort system in the United States:

COMFORT DOMESTIC SYSTEM

	As of and For the Year Ended December 31,
	1998	1999	2000	2001	2002
Number of properties, end of period	1,394	1,470	1,568	1,621	1,707
Number of rooms, end of period	110,682	112,727	122,761	126,998	134,326
Royalty fees ($000)	$61,153	$68,177	$75,968	$78,690	$81,390
Average occupancy percentage	65.4%	64.8%	63.7%	61.3%	59.7%
Average daily room rate (ADR)	$58.19	$60.57	$63.77	$65.30	$65.18
RevPAR	$38.03	$39.26	$40.60	$40.01	$38.93

Quality.  Quality Inns, Quality Inns and Suites, and Quality Suites hotels primarily compete in the mid-scale with food and beverage category. Quality Inns, Quality Inns and Suites, and Quality Suites are targeted to business and leisure travelers. Principal competitor brands include Best Western, Holiday Inn, Howard Johnson and Ramada Inn. At December 31, 2002, there were 765 Quality Inn and Quality Inns and Suites properties with a total of 80,119 rooms, and 55 Quality Suites properties with a total of 6,543 rooms open worldwide. An additional 126 Quality Inn, Quality Inns and Suites and Quality Suites properties with a total of 13,472 rooms were under development. During 2002, a total of 112 Quality properties were added while 91 were terminated.

Quality properties are located in the United States and in Australia, Brazil, Canada, Costa Rica, Czech Republic, Denmark, Egypt, France, Germany, India, Indonesia, Ireland, Italy, Japan, Lebanon, Malaysia, New Zealand, Norway, Portugal, Sweden, United Arab Emirates, United Kingdom, Finland, Spain and Singapore. The following chart summarizes the Quality system in the United States:

QUALITY DOMESTIC SYSTEM

	As of and For the Year Ended December 31,
	1998	1999	2000	2001	2002
Number of properties, end of period	430	431	436	430	455
Number of rooms, end of period	50,151	49,331	49,191	48,014	48,472
Royalty fees ($000)	$20,187	$21,034	$21,753	$20,605	$19,658
Average occupancy percentage	58.9%	58.0%	57.6%	55.3%	52.0%
Average daily room rate (ADR)	$60.02	$61.89	$64.05	$64.72	$63.82
RevPAR	$35.35	$35.90	$36.86	$35.80	$33.16

Clarion.  Clarion Inns, Clarion Hotels, Clarion Resorts and Clarion Suites hotels are full-service properties with on-premise food and beverage facilities which operate in the upscale category. Clarion properties are targeted to business and leisure travelers. Principal competitor brands include Crowne Plaza, Four Points by Sheraton, Radisson, Courtyard by Marriott and Doubletree.

At December 31, 2002, there were 176 Clarion properties with a total of 25,748 rooms open and operating worldwide and an additional 19 properties with a total of 3,607 rooms under development. During 2002, 32 Clarion properties were added while 16 were terminated. The properties are located in the United States, Australia, Canada, Denmark, France, Germany, Guatemala, Honduras, Indonesia, Ireland, Italy, Japan, Norway, Portugal, Spain and the United Kingdom. The following chart summarizes the Clarion system in the United States:

CLARION DOMESTIC SYSTEM

	As of and For the Year Ended December 31,
	1998	1999	2000	2001	2002
Number of properties, end of period	105	112	114	119	132
Number of rooms, end of period	17,878	18,815	18,537	18,032	20,006
Royalty fees ($000)	$5,447	$6,491	$7,796	$7,189	$7,479
Average occupancy percentage	60.5%	59.0%	58.8%	54.3%	51.8%
Average daily room rate (ADR)	$72.25	$74.17	$81.37	$78.14	$73.88
RevPAR	$43.73	$43.74	$47.86	$42.46	$38.26

Sleep Inn.  Established in 1988, Sleep Inn is a new-construction hotel brand in the lower portion of the mid-scale without food and beverage category. Sleep Inns are targeted to the business and leisure traveler. Principal competitor brands include Fairfield Inn, Holiday Inn Express, LaQuinta and Red Roof.

At December 31, 2002, there were 313 Sleep Inn properties with a total of 24,050 rooms open and operating worldwide. An additional 47 properties with a total of 3,394 rooms were under development. During 2002, 26 Sleep Inn properties were added while 8 were terminated.

The properties are located in the United States, Brazil, Canada, Japan and the United Kingdom. The following chart summarizes the Sleep system in the United States:

SLEEP DOMESTIC SYSTEM

	As of and For the Year Ended December 31,
	1998	1999	2000	2001	2002
Number of properties, end of period	197	224	261	285	301
Number of rooms, end of period	14,924	17,199	20,158	21,945	23,061
Royalty fees ($000)	$5,337	$7,241	$8,713	$9,635	$10,258
Average occupancy percentage	62.0%	60.6%	59.6%	57.5%	56.8%
Average daily room rate (ADR)	$51.32	$53.91	$55.82	$57.02	$57.36
RevPAR	$31.82	$32.66	$33.25	$32.79	$32.57

Econo Lodge.  Econo Lodge hotels operate in the economy category of the lodging industry. Econo Lodges are primarily targeted to senior citizens and rely to a large extent on strong roadside name recognition. Principal competitor brands include Days Inn, Motel 6, Ramada Limited, Red Carpet Inn, Super 8 and Travelodge.

At December 31, 2002, there were 755 Econo Lodge properties with a total of 46,508 rooms open and operating in the United States and Canada, and an additional 47 properties with a total of 2,734 rooms under development in those two countries. During 2002, 61 Econo Lodge properties were added while 36 were terminated. The following chart summarizes the Econo Lodge system in the United States:

ECONO LODGE DOMESTIC SYSTEM

	As of and For the Year Ended December 31,
	1998	1999	2000	2001	2002
Number of properties, end of period	698	691	684	691	715
Number of rooms, end of period	44,458	43,754	42,611	42,936	44,522
Royalty fees ($000)	$13,975	$14,313	$14,490	$14,100	$13,664
Average occupancy percentage	54.3%	54.0%	52.9%	51.4%	49.4%
Average daily room rate (ADR)	$43.55	$45.01	$46.33	$47.30	$47.36
RevPAR	$23.65	$24.32	$24.51	$24.30	$23.38

Rodeway Inn.  The Rodeway Inn brand competes in the economy category and is primarily targeted to senior citizens. Principal competitor brands include Howard Johnsons, Ramada Limited, Red Roof Inn, Shoney’s Inn, Super 8 and Motel 6. At December 31, 2002, there were 132 Rodeway Inn properties with a total of 8,591 rooms open and operating in the United States and an additional 20 properties with a total of 1,092 rooms under development in the United States and Canada. During 2002, 9 Rodeway properties were added while 19 were terminated. The following chart summarizes the Rodeway system in the United States:

RODEWAY DOMESTIC SYSTEM

	As of and For the Year Ended December 31,
	1998	1999	2000	2001	2002
Number of properties, end of period	196	166	147	142	132
Number of rooms, end of period	12,447	10,613	9,605	9,179	8,591
Royalty fees ($000)	$2,678	$2,552	$2,391	$2,171	$1,962
Average occupancy percentage	50.1%	50.7%	50.3%	47.2%	45.5%
Average daily room rate (ADR)	$44.03	$45.57	$48.25	$48.94	$49.00
RevPAR	$22.04	$23.09	$24.25	$23.11	$22.29

MainStay Suites.  MainStay Suites, our newest hotel brand, is a midscale extended-stay lodging product targeted to travelers who book hotel rooms for five nights or more. As of December 31, 2002, in the United States, there were 40 open hotels with 3,445 rooms and an additional 12 properties with 1,109 rooms under development. During 2002, 4 MainStay Suites properties were added while 3 were terminated.

The MainStay Suites brand is designed to fill the gap in the midscale category between existing upscale and economy extended-stay lodging products. Principal competitors brands include Candlewood Suites, Homestead Village, Sierra Suites and TownePlace Suites. The following chart summarizes the MainStay Suites system in the United States:

MAINSTAY DOMESTIC SYSTEM

	As of and For the Year Ended December 31,
	1999	2000	2001	2002
Number of properties, end of period	29	34	39	40
Number of rooms, end of period	2,681	3,099	3,410	3,445
Royalty fees ($000)	$1,124	$586	$853	$970
Average occupancy percentage	66.0%	70.0%	65.8%	67.9%
Average daily room rate (ADR)	$58.87	$63.69	$64.09	$61.50
RevPAR	$38.88	$44.59	$42.20	$41.77

International Franchise Operations

We conduct our international business through master franchise arrangements, direct franchise agreements, and investments in overseas hospitality companies that are involved with both hotel management and franchising. The use of our brands by third parties overseas are governed by master franchising agreements which generally provide the master franchisee with the right to the brands in a specific geographic region, usually for a fee. As of December 31, 2002, we had 1,182 franchise hotels in 39 countries and territories outside of the United States. The following table illustrates the growth of our international operations over the five fiscal years ended December 31, 2002.

COMBINED INTERNATIONAL FRANCHISE SYSTEM (1)

	As of and For the Year Ended December 31,
	1998	1999	2000	2001	2002
Number of properties, end of period	631	1,125	1,148	1,218	1,182
Number of rooms, end of period	53,095	80,134	84,389	92,035	91,299
Royalty fees ($000)	$4,902	$6,949	$5,286	$5,215	$6,335

(1)	Reporting of operating statistics (e.g. average occupancy percentage and average daily room rate) of the underlying hotels is not required by all master franchise contracts, thus RevPAR is not included for international franchisees.

Europe.  Through our relationships with C.H.E. Group PLC (“CHE”, formerly known as Friendly Hotels PLC or “Friendly”) and Choice Hotels Scandinavia (“CHS”), we are the second largest branded hotel chain in Europe. As of December 31, 2002, CHE’s portfolio consisted of 355 properties which were owned, managed or franchised. CHS had 137 open properties at December 31, 2002. The master franchise agreements with CHE expire in January 2008, subject to certain renewal rights of CHE. The master franchise agreement with CHS expires in November 2014, but may be terminated in November 2009 by either CHS or Choice.

Canada.  We conduct our operation in Canada through Choice Hotels Canada, Inc. a joint venture owned 50% by us and 50% by InnVest Real Estate Investment Trust. Choice Hotels Canada is one of the largest lodging organizations in Canada with 242 franchised properties open as of December 31, 2002.

Australia.  In July 1998, we entered into a strategic alliance with Flag International Limited (“FIL”). Pursuant to the transaction, a subsidiary of FIL, Flag Choice Hotels (“Flag”), was formed to conduct franchise operations in Australia. On July 1, 2002, the Company acquired a controlling 55% interest in Flag (the “Flag Transaction”). Flag, based in Melbourne, Australia, is a franchisor of certain hotel brands in Australia, New Zealand, Papua New Guinea and Fiji. The acquisition of a controlling interest in Flag gave the Company the ability to control the Choice and Flag brands in Australia, Papua New Guinea and Fiji and the Flag brand in New Zealand. In February 2003, the Company completed the purchase of the remaining 45% interest in Flag at which time Flag became a wholly-owned subsidiary.

As of December 31, 2002, Flag had 191 franchised properties opened under the Choice brands and 160 franchised hotels under the Flag brand.

Other International Relationships.  We have various master franchise and area representative arrangements in place with local hotel management and franchising companies located in South America, India, New Zealand, Central America, Japan and Indonesia. In addition, the Company has direct franchise relationships with four properties in the Caribbean, two properties in Malaysia, and one property each in China, Dubai, Lebanon and Thailand.

Franchise Sales

We have identified key market areas for hotel development based on supply/demand relationships and strategic objectives. Development opportunities are typically offered to; (i) existing franchisees; (ii) developers of hotels; (iii) owners of independent hotels and motels; (iv) owners of hotels affiliated with other franchisors’ brands; and; (v) contractors who construct any of the foregoing.

At December 31, 2002, we employed approximately 38 sales directors, each of whom is responsible for a particular region or geographic area. Sales directors contact potential franchisees directly and receive compensation based on sales generated. Franchise sales efforts emphasize the benefits of affiliating with one of the Choice brands, our commitment to improving hotel profitability, our television, radio and print brand advertising campaigns, the Choice central reservation system, our training and support systems (including our proprietary property management system) and our history of growth and profitability. Because retention of existing franchisees is important to our growth strategy, we created a formal Impact Policy in 1992, which was revised in July 1999, which offers existing franchisees the right to object to a same-brand property within a 15-mile radius. The Impact Policy protects franchisees from the opening of a same-brand property within a specific distance, which can range from one to seven miles, depending upon the market in which the property is located.

During 2002, Choice received 648 applications for new franchise agreements (not including relicensings of existing agreements) compared to 544 in 2001. These applications resulted in the execution of 304 new franchise agreements in 2002, compared to 300 in 2001. An application received may not always result in a signed franchise agreement during the year received or at all due to various factors including financing, agreement on financial terms, and other.

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

In 2002, we continued to place great focus on enforcing quality standards. However, in 2002, we retained 96% of franchisees which were in our domestic system as of December 31, 2001.

Franchise fees vary among the different Choice brands, but generally are competitive with the industry average within their market group. Franchise fees usually have four components: an initial, one-time affiliation fee; a royalty fee; a marketing fee; and a reservation fee. Proceeds from the marketing fee and reservation fee are used primarily to fund marketing programs and the Company’s reservation systems, respectively. Most marketing fees support marketing programs designed to support all of the Choice brands, while some contribute to brand-specific marketing programs. Royalty fees and affiliation fees are the principal sources of profits for us.

The standard franchise agreements typically require our franchisees to pay the following fees:

QUOTED FEES BY BRAND AS OF DECEMBER 31, 2002

		On-Going Fees as a Percentage of Gross Room Revenues
Brand	Initial Fee Per Room/ Minimum	Royalty Fees	Marketing Fees		Reservation Fees
Comfort Inn	$300/$50,000	5.25%	2.1%		1.75%
Comfort Suites	$300/$50,000	5.25%	2.1%		1.75%
Quality Inn	$300/$35,000	4.0%	2.1%		1.75%
Quality Suites	$300/$50,000	4.0%	2.1%		1.25%
Sleep Inn	$300/$40,000	4.5%	2.1%		1.75%
Clarion	$300/$40,000	3.75%	1.0%		1.25%
Econo Lodge	$250/$25,000	4.0%	3.5	%(1)	—
MainStay Suites	$300/$30,000	4.5%	2.5	%(1)	—
Rodeway	$250/$25,000	3.5%	1.25%		1.25%

(1)	Fee includes both Marketing and Reservation Fees.

We have increased our average royalty rate since fiscal year 1993, primarily by increasing the number of higher royalty fee contracts in the franchise system and due to the escalation of royalty fees as franchise agreements mature. For the twelve months ended December 31, 2002, our average royalty rate for all Choice domestic brand hotels was 3.97%.

Franchise Operations

Our operations are designed to improve RevPAR for our franchisees, as this is the measure of performance that most directly impacts franchisee profitability. We believe that by helping our franchisees to become more profitable we will enhance our ability to both retain our existing franchisees and attract new franchisees. The key aspects of our franchise operations are:

Central Reservation System.  On average, approximately 25% of the gross room revenue booked at franchisees’ properties is reserved through a central reservation system, which is supported by our toll-free telephone reservation system, our proprietary internet site, global distribution systems, and other internet reservations sites. Our reservation system consists of a computer reservation system, three reservation centers in North America and several international reservation centers operated by us or our master franchisees. Reservation agents trained on the reservation system can match each caller with a Choice-branded hotel meeting the caller’s needs. It provides an instant data link to our franchised properties as well as to the Amadeus, Galileo, SABRE and Worldspan airline reservation systems that facilitates the reservation process for travel agents. We also offer our rooms for sale on our own proprietary internet site (choicehotels.com) as well as those of other travel companies.

Our reservation agents cross-sell the Choice brands. If a room in the Choice hotel brand requested by a customer is not available in the location or price range that the customer desires, the agent may offer the customer a room in another Choice-branded hotel that meets the customer’s needs. Cross-selling enables Choice and its franchisees to capture additional business.

Property Management System.  Our proprietary property and yield management system, Profit Manager by Choice Hotels, is designed to help franchisees maximize profitability and compete more effectively by managing their rooms inventory, rates and reservations. The Profit Manager system synchronizes each hotel’s inventory with the CHOICE 2001 system, giving reservation sales agents last room sell capabilities at every hotel. Profit Manager includes a revenue management feature that calculates and suggests optimum rates and length of stays based on each hotel’s past performance and projected occupancy.

As of March 14, 2003, approximately 2,800 hotels in the United States and Canada are using Profit Manager, with approximately 2,000 of those hotels utilizing the revenue management function.

Brand Name Marketing and Advertising.  Our marketing and advertising programs are designed to heighten consumer awareness and preference for the Choice brands. Marketing and advertising efforts include national television, internet and radio advertising, print advertising in consumer and trade media and promotional events, including joint marketing promotions with vendors and corporate partners.

In 2001, a new multi-branded national marketing campaign, “The Power of Being There, Go” ®, was introduced.

Numerous marketing and sales programs are conducted which target specific groups, including corporate travelers, senior citizens, automobile club members, families, government and military employees, and meeting planners. Other marketing efforts include domestic and international trade show programs, publication of group and tour rate directories, direct-mail programs, electronic direct marketing e-mail programs, centralized commissions for travel agents, fly-drive programs in conjunction with major airlines, and annual publication of a Travel and Vacation Directory.

In 1998, we launched a loyalty program called Guest Privileges at four of our brands (Comfort, Clarion, Quality and Sleep) to attract and retain frequent travelers. As of December 31, 2002, the program had approximately 1.5 million members. In 2001, Choice renamed the program Choice Privileges® in order to communicate the link of the program to Choice Hotels. In 2001, we launched a promotion called EA$Y CHOICE® at our Econo Lodge and Rodeway Inn brands. The EA$Y CHOICE promotion is a stamp redemption program and has no membership requirement to participate. Additionally, Choice now offers all guests the ability to earn airline miles with Southwest Airlines, United Airlines, American Airlines, US Airways, Delta and Northwest. Choice Privileges and EA$Y CHOICE participants can earn airline miles or points/ stamps.

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

Quality Assurance Programs.  Consistent quality standards are critical to the success of a hotel franchise. We have established quality standards for all of our franchised brands that cover housekeeping, maintenance, brand identification and level of services offered. We inspect properties for compliance with our quality standards when application is made for admission to the franchise system. The compliance of existing franchisees with quality standards is monitored through scheduled and unannounced Quality Assurance Reviews conducted optimally twice per year at each property. Properties that fail to maintain a minimum score are reinspected on a more frequent basis until deficiencies are cured, or until such properties are terminated.

To encourage compliance with quality standards, various brand-specific incentives and awards are used to reward franchisees that maintain consistent quality standards. We identify franchisees whose properties operate below minimum quality standards and assist them in complying with brand specifications. Franchisees who fail to improve on identified quality matters may be subject to consequences ranging from written warnings to termination of the franchisee’s franchise agreement.

Training.  We maintain a training department that conducts mandatory training programs for all franchisees and their employees. Regularly scheduled regional and national training meetings are also conducted for both property-level staff and managers. Training programs teach franchisees how to take advantage of the Choice reservation system and marketing programs and fundamental hotel operations such as housekeeping, maintenance and inventory yield management.

Training is conducted by a variety of methods, including group instruction seminars and video programs. We have developed an interactive computer-based training system that will train hotel employees at their own pace. Franchisees are required to purchase hardware to operate the training system, and will use software developed by us.

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

We believe that hotel operators choose lodging franchisors based primarily on the value and quality of each franchisor’s brand and services and the extent to which affiliation with that franchisor may increase the franchisee’s reservations and profits. We also believe that hotel operators select a franchisor in part based on the franchisor’s reputation among other franchisees, and the success of its existing franchisees.

Our prospects for growth are largely dependent upon the ability of our franchisees to compete in the lodging market, since our franchise system revenues are based on franchisees’ gross room revenues and the ability of our franchisees to obtain financing to construct new hotels.

The ability of a hotel to compete may be affected by a number of factors, including the location and quality of the property, the number and quality of competing properties nearby, its affiliation with a recognized name brand and general regional and local economic conditions. The effect of local economic conditions on our results is substantially reduced by the geographic diversity of our franchised properties, which are located in all 50 states, Puerto Rico and 38 additional countries and territories, as well as our range of products and room rates.

Service Marks and Other Intellectual Property

The service marks Quality, Comfort Inn, Comfort Suites, Clarion, Sleep Inn, Econo Lodge, Rodeway Inn, MainStay Suites, Flag Hotels and related marks and logos are material to our business. We, directly and through our franchisees, actively use these marks. All of the material marks are registered with the United States Patent and Trademark Office. In addition, we have registered certain of our marks with the appropriate governmental agencies in over 100 countries where we are doing business or anticipate doing business in the foreseeable future. We seek to protect our brands and marks throughout the world, although the strength of legal protection available varies from country to country.

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

The Federal Trade Commission (the “FTC”), various states and certain other foreign jurisdictions (including France, Province of Alberta, Canada, and Mexico) regulate the sale of franchises. The FTC requires franchisors to make extensive disclosure to prospective franchisees but does not require registration. A number of states in which our franchises operate require registration or disclosure in connection with franchise offers and sales. In addition, several states have “franchise relationship laws” or “business opportunity laws” that limit the ability of the franchisor to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. While our franchising operations have not been materially adversely affected by such regulation, we cannot predict the effect of future regulation or legislation.

Impact of Inflation and Other External Factors

Our principal sources of revenues are franchise fees. Franchise fees can be impacted by external factors, including, in particular: the supply of hotel rooms within the lodging industry relative to the demand for rooms by travelers, and inflation.

We believe industry wide supply and demand for hotel rooms is lower than historical averages. We believe these supply and demand conditions exist because of the current economic and geopolitical uncertainty. We expect to benefit in the form of increased franchise fees from future increases in consumer demand as well as in the supply of hotel rooms, which don’t result in excess lodging industry capacity and demand for hotel rooms. However, a prolonged decline in demand for hotel rooms would negatively impact our business.

Although we believe that increases in the rate of inflation will generally result in comparable increases in hotel room rates, severe inflation could contribute to a slowing of the national economy. Such a slowdown could result in reduced travel by both business and leisure travelers, potentially resulting in less demand for hotel rooms, which could result in a reduction in room rates and fewer room reservations, negatively impacting our revenues. A weak economy could also reduce demand for new hotels, negatively impacting the franchise fees received by us.

Among the other unpredictable external factors which may affect our fee stream are wars, acts of terrorism, airline strikes, gasoline shortages and severe weather.

Employees

We employed domestically approximately 1,600 people as of February 28, 2003. None of our employees are represented by unions or covered by collective bargaining agreements. We consider our relations with our employees to be good.

Company Web Site

The Company’s primary website address is www.choicehotels.com. Since November 15, 2002, the Company has made its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, available free of charge on or through this website, as soon as reasonably practicable after such material is electronically filed with or furnished to the Commission.

Item 2.    Properties.

Our principal executive offices are located at 10720, 10750 and 10770 Columbia Pike, Silver Spring, MD 20901. The offices are leased from a third party. We own our reservation and property yield system office in Phoenix, AZ, and our reservation centers in Minot, ND and Grand Junction, CO. Management believes that its existing properties are sufficient to meet its present needs and does not anticipate any difficulty in securing additional or alternative space, as needed, on terms acceptable to the Company.

In September 2000, we acquired three MainStay Suites hotels from Sunburst Hospitality Corp. The hotels are located in Brentwood, TN, Pittsburgh, PA and Greer, SC.

Item 3.    Legal Proceedings.

The Company is not a party to any litigation, other than routine litigation incidental to its business. None of such litigation, either individually or in the aggregate, is expected to be material to the business, financial position, liquidity or results of operations of the Company.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

EXECUTIVE OFFICERS OF CHOICE HOTELS INTERNATIONAL, INC.

The name, age, title, present principal occupation, business address and other material occupations, positions, offices and employment of each of the executive officers of the Company are set forth below. The business address of each executive officer is 10750 Columbia Pike, Silver Spring, Maryland 20901, unless otherwise indicated.

Name	Age	Position
Stewart Bainum, Jr.	56	Chairman of the Board of Directors
Charles A. Ledsinger, Jr	53	Chief Executive Officer and President
Joseph M. Squeri	37	Senior Vice President, Development and Chief Financial Officer
Michael J. DeSantis	44	Senior Vice President, General Counsel and Secretary
Bruce N. Haase	42	Senior Vice President, International
Thomas Mirgon	46	Senior Vice President, Human Resources and Administration
Janna Morrison	41	Senior Vice President, Franchise Services
Daniel Rothfeld	43	Senior Vice President, Partner Services and Emerging Business Opportunities
Gary Thomson	48	Senior Vice President, Chief Information Officer
Wayne W. Wielgus	48	Senior Vice President, Marketing
David L. White	34	Vice President, Controller

Background of Executive Officers:

Stewart Bainum, Jr.  Director from 1977 to 1996 and since 1997. He has served as Chairman of the Board of Choice Hotels from March 1987 to November 1996 and since October 1997. He has served as Chairman of the Board of Sunburst Hospitality Corporation (“Sunburst”) since November 1996. He was a director of Manor Care, Inc. from September 1998 to September 2002, serving as Chairman from September 1998 until September 2001. From March 1987 to September 1998, he was Chairman and Chief Executive Officer of the former Manor Care, Inc. (now known as Manor Care of America, Inc. (“MCA”)). He served as President of MCA and Chief Executive Officer of ManorCare Health Services, Inc. (“MCHS”) from March 1987 to September, 1998, and as Vice Chairman of MCA from June 1982 to March 1987.

Charles A. Ledsinger, Jr.  President, Chief Executive Officer and Director of the Company since August, 1998; President and Chief Operating Officer of St. Joe Company from February 1998 to August 1998, Senior Vice President and Chief Financial Officer of St. Joe Company from May 1997 to February 1998; Senior Vice President and Chief Financial Officer of Harrah’s Entertainment, Inc. from June 1995 to May 1997; Senior Vice President and Chief Financial Officer of Promus Companies Incorporated from August 1990 to June 1995. Director: FelCor Lodging Trust, Inc., Friendly’s Ice Cream Corporation and TBC Corporation.

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

Bruce N. Haase.  Senior Vice President, International of the Company since October 2000. He was Vice President – Finance and Treasurer from April 2000 until October 2000. He was Vice President, Finance and Treasurer of The Ryland Group, Inc., in Columbia, Maryland, from August 1999 until March 2000 and Vice President and Treasurer from October 1995 until August 1999.

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

Janna Morrison.  Senior Vice President, Franchise Services since November 2001; Vice President, Property Systems from 1998 to November 2001; Vice President, Revenue Management from 1995 to 1998.

Daniel Rothfeld.  Senior Vice President, E-Commerce and Emerging Business Opportunities since December 2000. He was Vice President—Partner Services from December 1997 until December 2000 and Vice President of Corporate Services of Interim Services, Inc., in Ft. Lauderdale, Florida, from January 1987 until December 1997.

Gary Thomson.  Senior Vice President and Chief Information Officer of Choice since August 2000. He was Vice President – Information Systems Technologies from November 1993 until August 2000.

Wayne W. Wielgus.  Senior Vice President, Marketing of Choice September 2000. He was Vice President, Marketing of Best Western International, Inc., in Phoenix, Arizona, from 1996 until September 2000 and Senior Vice President, Marketing-Americas from 1993 until 1996 for Forte Hotels PLC.

David L. White.  Vice President, Controller of Choice since December 2002; Vice President, Financial/SEC Reporting from September 2002 to December 2002; He was Senior Manager, Ernst & Young, LLP from May 2002 to September 2002; He was employed by Arthur Andersen LLP as Senior Manager from May 1999 to May 2002, and manager from October 1998 to May 1999. He served as Assistant Controller for the energy marketing division of Statoil Energy, Inc. from May 1997 to September 1998.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its Chief Executive Officer and Chief Financial Officer. A copy of the Code of Ethics is attached hereto as Exhibit 99.1

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

Prior to the Company Spin-off, the Company was a wholly-owned subsidiary of Former Choice. In the Company Spin-off, Former Choice distributed to its shareholders all of its interest in the Company on the basis of one share of Company common stock for each share of Former Choice common stock. The Spin-off resulted in approximately 60 million shares of Company common stock outstanding as of October 16, 1997.

The shares of the Company’s common stock are listed and traded on the New York Stock Exchange. The following table sets forth information on the high and low prices of the Company’s common stock for the two most recent fiscal years.

QUARTERLY MARKET PRICE RANGE OF COMMON STOCK

Quarters Ended	Market Price Per Share
	High	Low
FISCAL 2002
March 31,	$25.40	$18.75
June 30,	27.00	19.77
September 30,	25.10	18.37
December 31,	24.00	16.30
FISCAL 2001
March 31,	$15.50	$11.00
June 30,	16.00	11.90
September 30,	23.80	13.48
December 31,	23.98	16.00

The Company did not declare or pay any cash dividends on its common stock during the twelve month periods ended December 31, 2002 or 2001. The Company does not anticipate the payment of any cash dividends on its common stock in the foreseeable future. Payment of dividends on the Company’s common stock will also be subject to limitations as may be imposed by the Company’s credit facilities from time to time. The declaration of dividends will be subject to the discretion of the Board of Directors.

As of March 10, 2003 there were 3,281 holders of record of the Company’s common stock.

Item 6.    Selected Financial Data.

Company Results (in millions, except per share data)

	As of and For the year ended December 31,
	1998	1999	2000	2001	2002
	(As revised – See Note 1 to the Consolidated Financial Statements)
Total Revenues	$295.4	$324.2	$352.8	$341.4	$365.6
Net Income	55.3	57.2	42.4	14.3	60.8
Basic Earnings per Share	0.94	1.04	0.80	0.32	1.55
Diluted Earnings per Share	0.93	1.03	0.80	0.32	1.52
Total Assets	398.2	464.7	484.1	321.2	314.4
Long-term Debt	279.2	307.4	297.2	281.3	307.8

Item 7.    Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

The information required by Item 7 is included on pages F-2 to F-12 in the 2002 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risks.

The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company’s foreign investments and revenues. The Company manages its exposure to this market risk through the monitoring of its available financing alternatives including in certain circumstances the use of derivative financial instruments. The Company’s strategy to manage exposure to changes in interest rates and foreign currencies remains unchanged from 1997. Furthermore, the Company does not foresee any significant changes in exposure in these areas or in how such exposure is managed in the near future.

At December 31, 2002 and December 31, 2001, the Company had $307.8 million and $281.3 million of debt outstanding at an effective interest rate of 4.2% and 4.9%, respectively. A hypothetical change of 10% in the Company’s effective interest rate from December 31, 2002 levels would increase or decrease interest expense by $0.6 million. The Company expects to refinance the $98.0 million variable rate term loan balance remaining at December 31, 2002, as the principal amortizes using the Company’s current Credit Facility. Upon expiration of the Credit Facility in 2006, the Company expects to refinance its obligations.

The Company does not have any derivative financial instruments.

Item 8.    Financial Statements and Supplementary Data.

The information required by Item 8 is included on pages F-13 to F-40 in the 2002 Annual Report to Shareholders and is incorporated herein by reference. See Item 15 (a) for the index to the consolidated financial statements.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The required information on directors will be contained in the Company’s Proxy Statement, and reference is expressly made to the Proxy Statement for the specific information incorporated in this Form 10-K. The required information on executive officers is set forth in Part I of this Form 10-K under an unnumbered item captioned “Executive Officers of Choice Hotels International, Inc.”

Item 11.    Executive Compensation.

The required information will be set forth under “Executive Compensation” and “Board Compensation Committee Report on Executive Compensation—Compensation of the Chief Executive Officer” in the Company’s Proxy Statement, and reference is expressly made to the Proxy Statement for the specific information incorporated in this Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The required information will be set forth under “Security Ownership of Certain Beneficial Owners and Executive Officers” and “Board of Directors” in the Company’s Proxy Statement, and reference is expressly made to the Proxy Statement for the specific information incorporated in this Form 10-K.

Item 13.    Certain Relationships and Related Transactions.

The required information will be set forth under “Certain Relationships and Related Transactions” and “Board of Directors—Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement, and reference is expressly made to the Proxy Statement for the specific information incorporated in this Form 10-K.

Item 14.    Controls and Procedures.

The Company formed a Disclosure Review Committee whose membership includes the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), among others. The Disclosure Review Committee’s procedures are considered by the CEO and CFO in performing their evaluations of the Company’s disclosure controls and procedures and in assessing the accuracy and completeness of the Company’s disclosures.

As of March 25, 2003, an evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 25, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 25, 2003.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)    List of Documents Filed as Part of this Report

1.	Financial Statements

The following information is incorporated herein by reference from the indicated pages of the 2002 Annual Report to Shareholders:

2.	Financial Statement Schedules

The following are filed as an exhibit to this Annual Report on Form 10-K.

Report of Independent Accountants on Financial Statement Schedule

Report of Independent Public Accountants on Schedule II

Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable.

3.	Exhibits

Exhibit Number	Description
3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc.
3.02(a)	Amended and Restated Bylaws of Choice Hotels International, Inc.
4.01(c)	Competitive Advance and Multi-Currency Credit Facilities Agreement dated June 29, 2001 among Choice Hotels International, Inc., Chase Manhattan Bank, as Agent and certain Lenders (“Credit Agreement”)
4.02(k)	First Amendment to Credit Agreement dated October 1, 2001 among Choice Hotels International, Inc., Chase Manhattan Bank, as Agent, and certain Lenders.
4.03(h)	Registration Agreement dated April 28, 1998 between Choice Hotels International, Inc. and Salomon Brothers, Inc., Bear Stearns & Co. Inc. and Lehman Brothers Inc.
4.04(h)

Indenture dated as of May 4, 1998, by and among the Company, Quality Hotels Europe, Inc., QH Europe Partnership and Marine Midland Bank, as Trustee, with respect to the 7.125% Senior Notes due 2008 of the Company.

4.05(h)	Specimen certificate of 7.125% Senior Note due 2008 (Original Note) (Attached as an exhibit to the Indenture set forth as Exhibit 4.04)
4.06(h)	Specimen certificate of 7.125% Senior Note due 2008 (Exchange Note) (Attached as an exhibit to the Indenture set forth as Exhibit 4.04)
4.07(b)	Supplement No. 1 to the guarantee Agreement dated April 28, 1998 among Choice Hotels International, Inc., Quality Hotels Europe, Inc., QH Europe Partnership and The Chase Manhattan Bank.
4.08(b)	Indemnity, Subrogation and Contribution Agreement, dated April 28, 1998 among Choice Hotels International, Inc., Quality Hotels Europe, Inc., QH Europe Partnership and The Chase Manhattan Bank.
4.09(g)	Rights Agreement, dated as of February 19, 1998, between Choice Hotels International, Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent.
10.01*	Amended and Restated Employment Agreement between Choice Hotels International, Inc. and Charles A. Ledsinger, Jr. dated November 13, 2002.
10.02(d)	Amended and Restated Employment Agreement dated as of October 15, 1997 by and between Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.) and Stewart Bainum, Jr.
10.03(i)	Amended and Restated Employment Agreement dated April 13, 1999 by and between Choice Hotels International, Inc. and Thomas Mirgon
10.04(f)	Choice Hotels International, Inc. Non-Employee Director Stock Option and Deferred Compensation Stock Purchase Plan.
10.05(f)	Choice Hotels International, Inc. 1997 Non-Employee Director Stock Compensation Plan.
10.06(f)	Choice Hotels International, Inc. 1997 Long-Term Incentive Plan.
10.07(i)	Second Amended and Restated Employment Agreement dated April 13, 1999 between Choice Hotels International, Inc. and Michael J. DeSantis.
10.08(j)	Commercial Lease dated May 29, 1998 among Columbia Pike I, LLC and Colesville Road, LLC (each an assignee of Manor Care, Inc.) and Choice Hotels International, Inc.
10.09(i)	Employment Agreement dated June 3, 1999 between Choice Hotels International, Inc. and Joseph M. Squeri.
10.10(n)	Employment Agreement dated May 3, 2000 between Choice Hotels International, Inc. and Daniel Rothfeld.
10.11(n)	Employment Agreement dated August 18, 2000 between Choice Hotels International, Inc. and Wayne Wielgus.
10.12(o)	Amended and Restated Supplemental Executive Retirement Plan.
10.13*	Choice Hotels International, Inc. Executive Deferred Compensation Plan.
13.01*	Annual Report to Shareholders
13.02*	Valuation and Qualifying Accounts
21.01*	Subsidiaries of Choice Hotels International, Inc.
23.01*	Consent of PricewaterhouseCoopers LLP
23.02*	Report of Arthur Andersen LLP
99.1*	Code of Ethics
99.2*	Chief Executive Officer – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3*	Chief Financial Officer – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Registration Statement on Form S-4, filed August 31, 1998 (Reg. No. 333-62543).

(b)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Amendment No. 1 to Registration Statement on Form S-4, filed October 14, 1998 (Reg. No. 333-62543).

(c)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed on August 6, 2001.

(d)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated October 15, 1997, filed on October 29, 1997.

(e)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated October 15, 1997, filed on December 16, 1997.

(f)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Registration Statement filed on Form S-8, filed on December 2, 1997 (Reg. No. 333-41357).

(g)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated February 19, 1998, filed on March 11, 1998.

(h)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q filed for the quarterly period ended March 31, 1998, filed on May 15, 1998.

(i)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1998, filed on August 11, 1998.

(j)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 30, 1999.

(k)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 13, 2001.

(l)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed on August 16, 1999.

(m)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-k for the year ended December 31, 1999, filed March 30, 2000.

(n)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 14, 2000.

(o)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, filed April 2, 2001.

(b)    No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2002.

WRITTEN STATEMENT

OF

CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

The undersigned hereby certify that the Annual Report on Form 10-K for the year ended December 31, 2002 filed by Choice Hotels International, Inc. with the Securities and Exchange Commission fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the issuer.

Dated: March 28, 2003

By:	/s/ CHARLES A. LEDSINGER, JR.
Charles A. Ledsinger, Jr. President and Chief Executive Officer

By:	/s/ JOSEPH M. SQUERI
Joseph M. Squeri Senior Vice President, Development and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

By:	/s/ CHARLES A. LEDSINGER, JR.
Charles A. Ledsinger, Jr President and Chief Executive Officer

Dated: March 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEWART BAINUM, JR. Stewart Bainum, Jr.	Chairman, Director	March 26, 2003

/s/ CHARLES A. LEDSINGER, JR. Charles A. Ledsinger, Jr.	President, Chief Executive Officer & Director	March 28, 2003

/s/ BARBARA BAINUM Barbara Bainum	Director	March 26, 2003

/s/ LARRY R. LEVITAN Larry R. Levitan	Director	March 18, 2003

/s/ WILLIAM L. JEWS William L. Jews	Director	March 19, 2003

/s/ RAYMOND E. SCHULTZ Raymond E. Schultz	Director	March 17, 2003

/s/ ERVIN R. SHAMES Ervin R. Shames	Director	March 17, 2003

/s/ JERRY E. ROBERTSON Jerry E. Robertson	Director	March 17, 2003

/s/ JOSEPH M. SQUERI Joseph M. Squeri	Senior Vice President, Development and Chief Financial Officer	March 28, 2003

TABLE OF CONTENTS

Financial Highlights	F-1

Management’s Discussion and Analysis of Financial Condition and Results of Operations	F-2

Report of Independent Accountants	F-13

Report of Independent Public Accountants	F-14

Consolidated Financial Statements	F-15

Notes to Consolidated Financial Statements	F-19

Financial Highlights

	As of or for the years ended December 31,
	2002	2001	2000	1999	1998
	(in millions, except per share data)
Company Results			As Revised (See Note 1 to the Consolidated Financial Statements)
Total Assets	$314.4	$321.2	$484.1	$464.7	$398.2
Long-Term Debt	307.8	281.3	297.2	307.4	279.2
Total Revenues	365.6	341.4	352.8	324.2	295.4
Net Income	60.8	14.3	42.4	57.2	55.3
Cash Flow from Operations	99.0	101.7	53.9	65.0	40.5
Basic Earnings per Share	$1.55	$0.32	$0.80	$1.04	$0.94
Diluted Earnings per Share	$1.52	$0.32	$0.80	$1.03	$0.93

System Results – (Unaudited)
Domestic:
Revenues (estimated in millions)	$3,406	$3,375	$3,423	$3,256	$3,063
Franchise Hotels	3,482	3,327	3,244	3,123	3,039
Franchise Hotels Under Development	310	462	493	596	866
Franchise Rooms	282,423	270,514	265,962	258,120	252,357
Revenue Per Available Room	$34.48	$35.83	$36.72	$35.33	$34.35
Total (Domestic and International)
Franchise Hotels	4,664	4,545	4,392	4,248	3,670
Franchise Hotels Under Development	474	689	703	761	1,005
Franchise Rooms	373,722	362,549	350,351	338,254	305,171

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Choice Hotels International, Inc. and subsidiaries (together “the Company”) is one of the largest hotel franchisors in the world with 4,664 hotels open and 474 hotels under development as of December 31, 2002, representing 373,722 rooms open and 41,565 rooms under development in 48 countries and territories. The Company franchises hotels under the Comfort, Comfort Suites, Quality, Clarion, Sleep Inn, Econo Lodge, Rodeway Inn, MainStay Suites and Flag Choice Hotels brand names. The Company’s franchises operate in all 50 states, Puerto Rico and 38 additional countries and territories. Approximately 96% of the Company’s franchising revenue is derived from hotels franchised in the United States.

The principal factors that affect the Company’s results are: growth in the number of hotels under franchise; operating performance, including occupancy and room rates, achieved by the hotels under franchise; the number and relative mix of franchised hotels; the effective royalty rate achieved; and the Company’s ability to manage costs. The number of rooms at franchised properties and occupancies and room rates at those properties significantly affect the Company’s results because franchise royalty fees are based upon room revenues at franchised hotels. The key industry standard for measuring hotel operating performance is revenue per available room (“RevPAR”), which is calculated by multiplying the percentage of occupied rooms by the average daily room rate realized. Our variable overhead costs associated with franchise system growth have historically been less than incremental royalty fees generated from new franchisees; therefore, the Company is able to capture a significant portion of those royalty fees as operating income.

Critical Accounting Policies

Revenue Recognition

The Company accounts for initial franchise fees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 45, “Accounting for Franchise Fee Revenue.” The Company enters into franchise agreements committing to provide franchisees with various marketing services, a centralized reservation system and limited rights to utilize the Company’s registered tradenames and trademarks. These agreements typically have an initial term of twenty years with provisions permitting franchisees to terminate after five, ten, or fifteen years under certain circumstances. In most instances, initial franchise fees are recognized upon execution of the franchise agreement because the initial franchise fee is non-refundable and the Company has no continuing obligations related to the franchisee. The initial franchise fee related to executed franchise agreements which include incentives, such as future potential rebates, are deferred and recognized when the incentive criteria are met or the agreement is terminated, whichever occurs first.

Royalty fees, which are typically based on a percentage of gross room revenues of each franchisee, are recorded when earned. Reserves for uncollectible royalty fees are charged to bad debt expense and are included in selling, general and administrative expenses in the accompanying consolidated statements of income.

The Company’s franchise agreements require the payment of franchise fees, including marketing and reservation fees, which are used exclusively by the Company for expenses associated with providing franchise services such as national marketing, media advertising, central reservation systems and technology services. The Company is contractually obligated to expend the marketing and reservation fees it collects from franchisees in accordance with the franchise agreements; as such, no income or loss to the Company is generated.

The Company revised its presentation of marketing and reservation revenues during the fourth quarter of 2001 to comply with Emerging Issues Task Force (“EITF”) Issue No. 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent.” The Company had previously presented these revenues net of related expenses on its consolidated statements of income. EITF 99-19 requires that these revenues be recorded gross and accordingly, the Company has revised its financial statement presentation for all periods presented. In addition, net advances to and repayments from the franchise system for marketing and reservation activities have been reclassified to present these activities as cash flows from operating activities for all periods presented. These revisions had no effect on the net income or cash flows reported during the periods revised.

Reservation fees and marketing fees not expended in the current year are carried over to the next fiscal year and expended in accordance with the franchise agreements. Shortfall amounts are similarly recovered in subsequent years. Cumulative excess or shortfall amounts from the operation of these programs are recorded as a marketing or reservation fee payable or receivable. Under the terms of the franchise agreements, the Company may advance capital as necessary for marketing and reservation activities and recover such advances through future fees (see Note 6 to the Consolidated Financial Statements).

The Company generates partner services revenues from hotel industry vendors. Partner services revenues are generally earned based on the level of goods or services purchased from endorsed vendors by hotel owners and hotel guests who stay in the Company’s franchised hotels. The Company accounts for these revenues in accordance with Staff Accounting Bulletin No. 101, (“SAB 101”) “Revenue Recognition.” SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company recognizes partner services revenues when the services are performed or the product delivered, evidence of an arrangement exists, the fee is fixed and determinable and collectibility is probable. SAB 101 requires the Company to defer the recognition of partner services revenues related to upfront fees. Such upfront fees are generally recognized over a period corresponding to the Company’s estimate of the life of the arrangement.

Impairment Policy

The Company evaluates the impairment of property and equipment and other long-lived assets, including franchise rights and other definite-lived intangibles, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 states that an impairment of long-lived assets has occurred whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured based on net, undiscounted expected cash flows. Assets are considered to be impaired if the net, undiscounted expected cash flows are less than the carrying amount of the assets. Impairment charges are recorded based upon the difference between the carrying value of the asset and the fair value. The Company did not record any impairment on long-lived assets during the years ended December 31, 2002, 2001 or 2000.

The Company evaluates the impairment of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires goodwill to be assessed on at least an annual basis for impairment using a fair value basis. Because the Company operates in one reporting segment in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” and related interpretations, the fair value of the Company’s total assets are used to determine if goodwill may be impaired. According to SFAS No. 142, quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for the measurement if available. The Company did not record any impairment of goodwill in 2002, 2001 or 2000 based on assessments performed by the Company.

The Company evaluates the collectibility of notes receivable in accordance with SFAS No. 114, “Accounting by Creditors For Impairment of a Loan.” SFAS No. 114 states that a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. The Company reviews outstanding notes receivable on a periodic basis to ensure that each is fully collectible by reviewing the financial condition of its debtors. If the Company concludes that it will be unable to collect all amounts due, the Company will record an impairment charge based on the present value of expected future cash flows, discounted at the loan’s effective interest rate. The Company did not record any impairment charges related to notes receivable during the years ended December 31, 2002 or 2001. During the year ended December 31, 2000, the Company recorded $7.6 million of impairment losses related to its subordinated term note to Sunburst Hospitality Corporation (see Note 7).

Stock Compensation

The Company accounts for its stock-based employee compensation plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense related to fixed employee stock options is recorded only if on the date of grant the fair value of the underlying stock exceeds the exercise price. The Company adopted the disclosure only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and to provide pro forma net income disclosures as if the fair value based method of accounting, described in SFAS No. 123 had been applied to employee stock option grants.

Effective January 1, 2003, the Company adopted, in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the fair value based method of accounting for stock option awards granted on or after January 1, 2003.

Comparison of 2002 Operating Results and 2001 Operating Results

The Company recorded net income of $60.8 million for the year ended December 31, 2002, an increase of $46.5 million from net income of $14.3 million for the year ended December 31, 2001. Net income in 2001 included an impairment charge of $22.7 million associated with the Company’s determination to write-off its entire investment in Friendly Hotels PLC (currently known as C.H.E. Group PLC) (“Friendly”). Net income for 2001 also reflects $10.3 million of equity losses (net of taxes) in Friendly.

Summarized financial results for the years ended December 31, 2002 and 2001 are as follows:

	2002	2001
	(In thousands)
REVENUES:
Royalty fees	$142,943	$140,185
Initial franchise and relicensing fees	12,881	12,887
Partner services	11,860	12,042
Marketing and reservation	190,145	168,170
Hotel operations	3,331	3,215
Other	4,402	4,929

Total revenues	365,562	341,428

OPERATING EXPENSES:
Selling, general and administrative	54,904	56,075
Restructuring charges	1,616	5,940
Impairment of Friendly investment	—	22,713
Depreciation and amortization	11,251	12,452
Marketing and reservation expense	190,145	168,170
Hotel operations	2,946	2,501

Total operating expenses	260,862	267,851

Operating income	104,700	73,577
Interest expense	13,136	15,445
Interest and other investment income	(4,549)	(4,329)
Equity in net losses of affiliates	71	16,436
Other	224	608

Income before income taxes	95,818	45,417
Income taxes	34,974	31,090

Net income	$60,844	$14,327

Management analyzes its business based on net franchise revenues, which is total revenues excluding marketing and reservation revenues and hotel operations, and franchise operating expenses that are reflected as selling, general and administrative expenses.

Franchise Revenues:  Net franchise revenues were $172.1 million for the year ended December 31, 2002 compared to $170.0 million for the year ended December 31, 2001. Royalty fees increased $2.7 million to $142.9 million from $140.2 million in 2001, an increase of 1.9%. The increase in royalties is primarily attributable to a 4.4% increase in the number of domestic franchised hotel rooms and an increase in the effective royalty rate of the domestic hotel system to 3.97% from 3.95%, offset by a 3.8% decrease in RevPAR. Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise contracts increased 7.8% to $8.3 million for the year ended December 31, 2002 from $7.7 million for the year ended December 31, 2001. Relicensing fees declined 11.5% to $4.6 million for the year ended December 31, 2002 from $5.2 million for the year ended December 31, 2001. Relicensing fees are charged to the new property owner of a franchised property whenever an ownership change occurs and the property remains in the franchise system. The decrease in relicensing fees in 2002 reflects a lower number of such ownership changes in 2002 compared to 2001. Total domestic franchise agreements executed in 2002 were 304, compared to 300 total agreements executed in 2001. The number of rooms covered by contracts executed were 25,657 in 2002 compared to 25,757 in 2001. Revenues generated from partner services was $11.9 million, compared to $12.0 million in 2001.

The number of domestic rooms on-line increased to 282,423 from 270,514, an increase of 4.4% for the year ended December 31, 2002. For 2002, the total number of domestic hotels on-line grew 4.7% to 3,482 from 3,327 for 2001. International rooms on-line decreased slightly to 91,299 as of December 31, 2002 from 92,035 as of December 31, 2001, a decrease of 0.8%. The total number of international hotels on-line decreased to 1,182 from 1,218, a decrease of 3.0% for the year ended December 31, 2002. The decrease in international hotels online is primarily due to termination of certain Flag properties which failed to maintain the Company’s brand standards or which declined to formalize a franchise relationship following the Company’s acquisition of a controlling interest in Flag Choice Hotels during 2002. As of December 31, 2002, the Company had 310 franchised hotels with 23,766 rooms either in design or under construction in its domestic system. The Company has an additional 164 franchised hotels with 17,799 rooms under development in its international system as of December 31, 2002.

Franchise Expenses:  The cost to operate the franchising business is reflected in selling, general and administrative expenses. Selling, general and administrative expenses were $54.9 million for the year ended December 31, 2002, a decrease of $1.2 million from the year ended December 31, 2001 total of $56.1 million. As a percentage of net franchise revenues, selling, general and administrative expenses declined to 31.9% in 2002 from 33.0% in 2001. This decline, which increased franchising margins from 67.0% to 68.1%, was largely due to reductions in selling, general and administrative expenses resulting from the Company’s 2001 and 2000 restructurings.

Marketing and Reservations:  The Company’s franchise agreements require the payment of franchise fees which include marketing and reservation fees. These fees, which are based on a percentage of the franchisees’ gross room revenues, are used exclusively by the Company for expenses associated with providing franchise services such as central reservation systems, national marketing and media advertising. The Company is contractually obligated to expend the marketing and reservation fees it collects from franchisees in accordance with the franchise agreements; as such, no income or loss to the Company is generated.

Total marketing and reservation revenues were $190.1 million and $168.2 million for the years ended December 31, 2002 and 2001, respectively. Depreciation and amortization attributable to marketing and reservation activities was $13.0 million and $11.8 million for the years ended December 31, 2002 and 2001, respectively. Interest expense attributable to reservation activities was $1.4 million and $2.0 million for the years ended December 31, 2002 and 2001, respectively. Marketing and reservation activities provided a positive cash flow of $17.2 million and $20.3 million for the years ended December 31, 2002 and 2001, respectively. As of December 31, 2002 and 2001, the Company’s balance sheet includes a receivable of $44.9 million and $49.4 million, respectively, for marketing and reservation fees. The Company has the contractual authority to require that the franchisees in the system at any given point repay the Company for any deficits related to marketing and reservation activities. The Company’s current franchisees are legally obliged to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue. The Company has no present intention to accelerate repayment of the deficit from current franchisees.

Hotel Operations:  In September 2000, the Company received title to three MainStay properties from Sunburst Hospitality Corporation (“Sunburst”) as consideration for $16.3 million of the then $149 million amount due under a note receivable from Sunburst. Revenues from hotel operations were $3.3 million and $3.2 million for the years ended December 31, 2002 and 2001, respectively. Selling, general and administrative expenses from hotel operations were $2.9 million and $2.5 million for those years, respectively.

Depreciation and Amortization:  Depreciation and amortization decreased to $11.3 million in the year ended December 31, 2002 from $12.5 million in the year ended December 31, 2001. This decrease is primarily attributable to the Company’s adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, pursuant to which the Company stopped amortizing goodwill effective January 1, 2002.

Friendly:  The Company’s entire investment in Friendly was written off in 2001, accordingly, the Company’s 2002 results of operations do not include any equity method losses or other amounts related to Friendly. In addition to the $22.7 million impairment described below, the Company recorded equity method losses associated with its investment in Friendly totaling $10.3 million (net of tax) for the year ended December 31, 2001.

On February 21, 2002, Friendly announced that it had been unable to find an acceptable buyer for its business and would terminate such efforts at that time. Given the bid period termination and the adverse economic conditions of Friendly, the Company disposed of its entire preferred and common equity interest in Friendly on March 20, 2002, and immediately relinquished its three seats on Friendly’s board of directors. Accordingly, the Company reduced its investment in Friendly to zero through a $22.7 million charge to reflect the permanent impairment of this asset as of December 31, 2001.

Interest and Other:  Interest expense of $13.1 million in the year ended December 31, 2002 is down $2.3 million from $15.4 million in the year ended December 31, 2001 due primarily to lower effective interest rates. The Company’s weighted average interest rate as of December 31, 2002 was 4.39% compared to 4.52% as of December 31, 2001. Included in the results for 2002 and 2001 is approximately $4.6 million and $4.2 million, respectively, of interest income earned on the note receivable from Sunburst. The note from Sunburst accrued interest up until June 2002, at which point interest became payable semi-annually in arrears. As of December 31, 2002, the Company’s balance sheet includes an interest receivable from Sunburst of $2.3 million which is included in other current assets in the accompanying consolidated balance sheets and was paid to the Company by Sunburst in January 2003.

Comparison of 2001 Operating Results and 2000 Operating Results

The Company recorded net income of $14.3 million for the year ended December 31, 2001, a decrease of $28.1 million, compared to net income of $42.4 million for the year ended December 31, 2000. Operating income of $73.6 million in 2001 was $18.8 million less than 2000 operating income of $92.4 million due to an impairment charge of $22.7 million associated with the Company’s investment in Friendly. Net income for 2001 was further adversely affected by a $10.3 million equity loss (net of taxes) in Friendly. The Friendly equity loss was due to mid-year adverse fixed asset valuation adjustments due to a decline in economic conditions and other incremental professional fees associated with Friendly’s continuing restructuring program.

Summarized financial results for the years ended December 31, 2001 and 2000 are as follows:

	2001	2000
	(In thousands)
		As Revised
REVENUES:
Royalty fees	$140,185	$137,721
Initial franchise and relicensing fees	12,887	12,154
Partner services	12,042	10,300
Marketing and reservation	168,170	185,367
Hotel operations	3,215	1,249
Other	4,929	6,050

Total revenues	341,428	352,841

OPERATING EXPENSES:
Selling, general and administrative	56,075	57,178
Restructuring charges	5,940	5,637
Impairment of Friendly investment	22,713	—
Depreciation and amortization	12,452	11,623
Marketing and reservation expense	168,170	185,367
Hotel operations	2,501	609

Total operating expenses	267,851	260,414

Operating income	73,577	92,427
Interest expense	15,445	18,490
Interest and other investment income	(4,329)	(15,534)
Equity loss on Friendly	16,436	12,071
Loss on Sunburst note	—	7,565
Other	608	253

Income before income taxes	45,417	69,582
Income taxes	31,090	27,137

Net income	$14,327	$42,445

Franchise Revenues:  Net franchise revenues were $170.0 million for the year ended December 31, 2001 and $166.2 million for the year ended December 31, 2000. Royalties increased $2.5 million to $140.2 million from $137.7 million in 2000, an increase of 1.8%. The increase in royalties is attributable to a 1.7% increase in the number of domestic franchised hotel rooms and an increase in the effective royalty rate of the domestic hotel system to 3.95% from 3.85%. Domestic initial fee revenue generated from franchise contracts signed increased 20.3% to $7.7 million from $6.4 million for the year ended December 31, 2000. Total domestic franchise agreements signed in 2001 were 300, compared to 298 total agreements executed in 2000. The number of rooms added increased to 25,757 in 2001 from 24,582 in 2000. Revenues generated from partner service relationships increased 16.5% to $12.0 million from $10.3 million in 2000, related primarily to revenues earned from increased financial service programs and usage of construction material and service providers available to franchisees. Under the partner services program, the Company generates revenue from hotel industry vendors (who have been designated as preferred providers) based on the level of goods or services purchased from the vendors by hotel owners and hotel guests who stay in the Company’s franchised hotels.

The number of domestic rooms on-line increased to 270,514 from 265,962, an increase of 1.7% for the year ended December 31, 2001. For 2001, the total number of domestic hotels on-line grew 2.6% to 3,327 from 3,244 for 2000. International rooms on-line increased to 92,035 as of December 31, 2001 from 84,389, an increase of 9.1%. The total number of international hotels on-line increased to 1,218 from 1,148, an increase of 6.1% for the year ended December 31, 2001. The growth in international hotels and rooms on-line is primarily due to European growth. As of December 31, 2001, the Company had 462 franchised hotels with 36,406 rooms either in design or under construction in its domestic system. The Company has an additional 227 franchised hotels with 19,954 rooms under development in its international system as of December 31, 2001.

Franchise Expenses:  The cost to operate the franchising business is reflected in selling, general and administrative expenses. Selling, general and administrative expenses were $56.1 million for the year ended December 31, 2001, a decrease of $1.1 million from the year ended December 31, 2000 total of $57.2 million. As a percentage of net franchise revenues, selling, general and administrative expenses declined to 33.0% in 2001 from 34.4% in 2000. This decline, which increased franchising margins from 65.6% to 67.0%, was largely due to reductions resulting from the 2000 and 2001 restructurings and the economies of scale generated from operating a larger franchisee base.

Marketing and Reservations:  The total marketing and reservation fees received by the Company were $168.2 million and $185.4 million for the years ended December 31, 2001 and 2000, respectively. Depreciation and amortization attributable to marketing and reservation activities was $11.8 million and $10.5 million for the years ended December 31, 2001 and 2000, respectively. Interest expense attributable to reservation activities was $2.0 million and $4.8 million for the years ended December 31, 2001 and 2000, respectively. Marketing and reservation activities provided a positive cash flow of $20.3 million in 2001, versus a negative cash flow of $14.5 million in 2000. As of December 31, 2001, the Company’s balance sheet includes a receivable of $49.4 million for marketing and reservation activities.

Hotel Operations:  Revenue from hotel operations were $3.2 million and $1.2 million for the years ended December 31, 2001 and 2000, respectively. Selling, general and administrative expenses from hotel operations were $2.5 million and $0.6 million for those years, respectively.

Depreciation and Amortization:  Depreciation and amortization increased to $12.5 million in the year ended December 31, 2001 from $11.6 million in the year ended December 31, 2000. This increase was primarily attributable to new computer systems installations and corporate office renovations.

Friendly:  The Company’s investment in Friendly resulted in equity losses associated with Friendly’s comprehensive restructuring program totaling $16.4 million and $12.1 million for the years ended December 31, 2001 and 2000, respectively. Mid-year adverse fixed asset valuation adjustments due to a decline in economic conditions and incremental professional fees associated with the reorganization primarily account for the $16.4 million charge.

On February 21, 2002, Friendly announced that it had been unable to find an acceptable buyer for its business and would terminate such efforts at that time. Given the bid period termination and the adverse economic conditions of Friendly, the Company disposed of its entire preferred and common equity interest in Friendly on March 20, 2002, and immediately relinquished its three seats on Friendly’s board of directors. Accordingly, the Company reduced its investment in Friendly to zero through a $22.7 million charge to reflect the permanent impairment of this asset as of December 31, 2001.

Interest and Other:  Interest expense of $15.4 million in the year ended December 31, 2001 is down $3.1 million from $18.5 million in the year ended December 31, 2000 due to lower interest rates. Included in the results for 2001 and 2000 is approximately $4.2 million and $15.2 million, respectively, of interest income earned on the note receivable from Sunburst. The Company recognized a $7.6 million loss associated with the monetization of $137.5 million of the Sunburst note during the year ended December 31, 2000.

Liquidity and Capital Resources

Net cash provided by operating activities was $99.0 million for the year ended December 31, 2002, representing a slight decrease of $2.7 million from $101.7 million for the year ended December 31, 2001. The decrease in cash provided by operating activities was primarily due to lower repayments related to marketing and reservation activities offset by improved management of working capital. As of December 31, 2002, the total long-term debt outstanding for the Company was $307.8 million, $23.8 million of which matures in the next twelve months.

During each of the past three years, the Company has realigned its corporate structure to increase its strategic focus on delivering value-added services and support to franchisees, including centralizing the Company’s franchise service and sales operations, consolidating its brand management functions and realigning its call center operations. The Company recorded a $1.6 million restructuring charge in 2002 of which approximately $0.4 million was paid in 2002. The restructuring charges represented employee severance and termination benefits. The restructuring was initiated and completed in 2002 and the Company expects the remaining liability to be paid during 2003. The Company paid $3.1 million related to the 2001 restructuring liability during the year ended December 31, 2002, and expects the remaining $0.6 million liability to be substantially paid in 2003. The Company paid $0.2 million related to the 2000 restructuring liability for the year ended December 31, 2002, which completed the restructuring.

The Company received net cash repayments related to marketing and reservation activities totaling $17.2 million and $20.3 million during the years ended December 31, 2002 and 2001, respectively. The 2002 and 2001 net repayments are associated with cost reductions from restructured operations, growth in fees from normal operations and increases in property and yield management fees. The Company expects marketing and reservation activities to generate positive cash flows between $16.0 million and $19.0 million in 2003.

Cash (utilized in) provided by investing activities for the years ended December 31, 2002, 2001 and 2000, was ($14.7 million), $87.7 million and ($16.6 million), respectively. During the years ended December 31, 2002, 2001 and 2000, capital expenditures totaled $12.2 million, $13.5 million and $16.6 million, respectively. Capital expenditures include the installation of system-wide property and yield management systems, upgrades to financial and reservation systems, computer hardware and renovations to the Company’s corporate headquarters (including a franchisee learning and training center). During 2001, the Company received a cash payment of $101.9 million from Sunburst related to a note receivable due to the Company.

On September 1, 2000, the Company monetized $16.3 million in principal and interest of the $115 million principal, five-year Subordinated Term Note (the “Old Note”) to Sunburst issued in October 1997. The Company received three MainStay Suites properties through the monetization transaction. In connection with an amendment of the strategic alliance agreement between the Company and Sunburst, effective October 15, 2000, interest payable on the Old Note accrued at a rate of 11% per annum compounded daily. The Company implemented this amendment prospectively beginning on January 1, 1999, and recognized interest on the outstanding principal and accrued interest amounts at an effective rate of 10.58%. Total interest accrued at December 31, 2000 was $42.2 million. On January 5, 2001, the Company received $101.9 million, a parcel of land valued at approximately $1.5 million and a $35 million seven-year senior subordinated note bearing interest at 11 3/8% (the “New Note”) in settlement of the balance of the Old Note. In 2000, the Company recognized a pre-tax loss of $3.5 million resulting from this transaction. The New Note accrued interest up until June 2002, at which point interest became payable semi-annually in arrears. As of December 31, 2002, the Company’s balance sheet includes an interest receivable from Sunburst of $2.3 million which is included in other current assets in the accompanying consolidated balance sheets and was paid to the Company by Sunburst in January 2003.

Financing cash flows relate primarily to the Company’s borrowings under its credit lines and treasury stock purchases. In June 2001, the Company entered into a five-year $265 million competitive advance and multi-currency credit facility. The credit facility provides for a term loan of $115 million and a revolving credit facility of $150 million, $37 million of which is available in foreign currency borrowings. As of December 31, 2002, the Company had $98.7 million of term loans and $102.0 million of revolving loans outstanding. The term loan is payable over the next four years, $17.3 million of which is due in 2003. The credit facility includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage and restrict the Company’s ability to make certain investments, incur debt and dispose of assets. Borrowings under the credit facility are, at the option of the borrower, at one of several rates including LIBOR plus .60% to 2.0% basis points, based upon the credit rating of the Company and the loan type. In addition, the Company has the option to request participating banks to bid on loan participation at lower rates than those contractually provided by the credit facility. The credit facility requires the Company to pay annual fees of  1/15 of 1% to  1/2 of 1% based upon the credit rating of the Company. The proceeds from the credit facility are used for general corporate purposes, including working capital, debt repayment, stock repurchases, investments and acquisitions.

In 1998, the Company completed a $100 million senior unsecured note offering (“the Notes”), bearing a coupon rate of 7.13% with an effective rate of 7.22%. The Notes will mature on May 1, 2008, with interest on the Notes to be paid semi-annually. The Company used the net proceeds from the offering of approximately $99 million to repay amounts outstanding under the Company’s previous credit facility.

In August 2002, the Company entered into a new $10.0 million revolving line of credit with a maturity of August 2003. The new line of credit includes customary financial and other covenants that require the maintenance of certain ratios identical to those included in the Company’s existing senior credit facility. Borrowings under the line of credit bear interest at rates established at the time of borrowing based on prime minus 175 basis points. The Company had $6.4 million outstanding at December 31, 2002 under this line of credit.

Through December 31, 2002, the Company had repurchased 26.5 million shares of its common stock at a total cost of $434.9 million, including 5.4 million shares at a cost of $120.9 million during the year ended December 31, 2002. Subsequent to December 31, 2002 and through March 11, 2003, the Company repurchased 1.3 million shares of common stock at a total cost of $30.3 million.

The Company believes that cash flows from operations and available financing capacity are adequate to meet expected future operating, investing and financing needs of the business.

Impact of Recently Issued Accounting Standards

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145, among other matters, updates and clarifies existing accounting pronouncements related to gains and losses from the extinguishment of debt and certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of SFAS No. 145 were generally effective as of May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on our results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit (including restructuring) or disposal activities at fair value when the related liability is incurred rather than at the date of a commitment to an exit or disposal plan as previously required. Costs covered by the standard include certain contract termination costs, certain employee termination benefits and other costs to consolidate or close facilities and relocate employees that are associated with an activity being exited or long-lived assets being disposed. As permitted by SFAS No. 146, we adopted SFAS No. 146 in 2002.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Such Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation apply to guarantees issued or modified after December 31, 2002. We will adopt these provisions on January 1, 2003. The disclosure provisions of this Interpretation are effective for financial statements with annual periods ending after December 15, 2002. We have applied the disclosure provisions of this Interpretation as of December 31, 2002, as required (See Note 19 to the Consolidated Financial Statements).

On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” This standard amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This standard also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have applied the disclosure provisions of SFAS No. 148 as of December 31, 2002. (See Note 1 to the Consolidated Financial Statements).

As permitted by SFAS No. 123, during 2002, we measured stock-based compensation using the intrinsic value approach under Accounting Principles Board Opinion No. 25. Accordingly, we did not recognize compensation expense upon the issuance of our stock options because the option terms were fixed and the exercise price equaled the market price of the underlying common stock on the grant date. We complied with the provisions of SFAS No. 123 by providing pro forma disclosures of net income and related per share data giving consideration to the fair value method provisions of SFAS No. 123.

On January 1, 2003, we adopted the fair value method of accounting for stock-based compensation provisions of SFAS No. 123, which is considered by the FASB to be the preferable accounting method for stock-based employee compensation, and have elected to use the prospective method permitted by SFAS No. 148. Therefore, the transition provisions of SFAS No. 148 will be adopted concurrently with the fair value based recognition provisions of SFAS No. 123 on January 1, 2003. Subsequently, we will expense all future employee stock awards over the vesting period based on the fair value of the award on the date of grant in accordance with the prospective transition method.

Forward-Looking Statements

Certain statements in this report that are not historical facts constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. Words such as “believes,” “anticipates,” “expects,” “intends,” “estimates,” “projects,” and other similar expressions, which are predictions of or indicate future events and trends, typically identify forward-looking statements. Such statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those projected, including: competition within each of our business segments; business strategies and their intended results; the balance between supply of and demand for hotel rooms; our ability to obtain new franchise agreements; our ability to develop and maintain positive relations with current and potential hotel owners; the effect of international, national and regional economic conditions and geopolitical events such as acts of war or terrorism; the availability of capital to allow us and potential hotel owners to fund investments in and construction of hotels; the cost and other effects of legal proceedings; and other risks described from time to time in our filings with the Securities and Exchange Commission, including those set forth under the heading “Risk Factors” in our Report on Form 10-Q for the period ended September 30, 2001. Given these uncertainties, you are cautioned not to place undue reliance on such statements. We also undertake no obligation to publicly update or revise any forward-looking statement to reflect current or future events or circumstances.

Report of Independent Accountants

To the Board of Directors and Stockholders

of Choice Hotels International, Inc. and subsidiaries:

In our opinion, the accompanying consolidated balance sheet as of December 31, 2002 and the related consolidated statements of income, shareholders’ equity (deficit) and comprehensive income and cash flows present fairly, in all material respects, the financial position of Choice Hotels International, Inc. and it’s subsidiaries at December 31, 2002, and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated March 20, 2002.

As discussed above, the financial statements of the Company as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. As described in Note 3, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of January 1, 2002. We audited the transitional disclosures described in Note 3. In our opinion, the transitional disclosures for 2001 and 2000 in Note 3 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements taken as a whole.

PricewaterhouseCoopers LLP

Washington, DC

February 7, 2003

WE ARE INCLUDING IN THIS REPORT, PURSUANT TO RULE 2-02(E) OF REGULATION S-X, A COPY OF THE LATEST SIGNED AND DATED REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS FROM OUR PRIOR INDEPENDENT PUBLIC ACCOUNTANTS, ARTHUR ANDERSEN LLP. THIS REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS WAS PREVIOUSLY ISSUED BY ARTHUR ANDERSEN, FOR FILING WITH OUR ANNUAL REPORT ON FORM 10-K FILED BY CHOICE HOTELS INTERNATIONAL, INC. WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 25, 2002, AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. NOTE THAT THIS PREVIOUSLY ISSUED REPORT INCLUDES REFERENCES TO CERTAIN FISCAL YEARS AND PERIODS, WHICH ARE NOT REQUIRED TO BE PRESENTED IN THE ACCOMPANYING FINANCIAL STATEMENTS AS OF AND FOR THE FISCAL YEARS ENDED DECEMBER 31, 2002.

Report of Independent Public Accountants

To Choice Hotels International, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Choice Hotels International, Inc. and subsidiaries, as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of Choice Hotels International, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Choice Hotels International, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As explained in Note 1 to the consolidated financial statements, Choice Hotels International, Inc. and subsidiaries have given retroactive effect to the change in accounting for the presentation of marketing and reservation fees and expenses.

Vienna, Virginia

March 20, 2002

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2002	2001	2000
	(In thousands, except per share amounts)
			As Revised (See Note 1)
REVENUES:
Royalty fees	$142,943	$140,185	$137,721
Initial franchise and relicensing fees	12,881	12,887	12,154
Partner services	11,860	12,042	10,300
Marketing and reservation	190,145	168,170	185,367
Hotel operations	3,331	3,215	1,249
Other	4,402	4,929	6,050

Total revenues	365,562	341,428	352,841
OPERATING EXPENSES:
Selling, general and administrative	54,904	56,075	57,178
Restructuring charges	1,616	5,940	5,637
Impairment of Friendly investment	—	22,713	—
Depreciation and amortization	11,251	12,452	11,623
Marketing and reservation expense	190,145	168,170	185,367
Hotel operations	2,946	2,501	609

Total operating expenses	260,862	267,851	260,414

Operating income	104,700	73,577	92,427

OTHER INCOME AND EXPENSES:
Interest expense	13,136	15,445	18,490
Interest and other investment income	(4,549)	(4,329)	(15,534)
Equity in net losses of affiliates	71	16,436	12,071
Loss (gain) on disposition of property	224	(42)	253
Write-off of deferred financing costs	—	650	—
Loss on Sunburst note	—	—	7,565

Total other income and expenses	8,882	28,160	22,845

Income before income taxes	95,818	45,417	69,582
Income taxes	34,974	31,090	27,137

Net income	$60,844	$14,327	$42,445

Weighted average shares outstanding-basic	39,333	44,174	52,895

Weighted average shares outstanding-diluted	40,057	44,572	53,253

Basic earnings per share	$1.55	$0.32	$0.80

Diluted earnings per share	$1.52	$0.32	$0.80

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2002	2001
	(In thousands, except share amounts)
ASSETS:
Current assets
Cash and cash equivalents	$12,227	$16,871
Receivables (net of allowance for doubtful accounts of $6,035 and $5,392, respectively)	32,451	25,223
Other current assets	3,349	889

Total current assets	48,027	42,983
Property and equipment, at cost, net	64,650	70,458
Goodwill	60,620	60,620
Franchise rights, net	36,336	36,257
Receivable—marketing and reservation fees	44,916	49,358
Note receivable from Sunburst	41,318	39,059
Other assets	18,515	22,443

Total assets	$314,382	$321,178

LIABILITIES AND SHAREHOLDERS’ DEFICIT:
Current liabilities
Current portion of long-term debt	$23,796	$13,563
Accounts payable	23,142	24,724
Accrued expenses and other	29,686	30,054
Income taxes payable	8,879	2,836

Total current liabilities	85,503	71,177
Long-term debt	283,995	267,733
Deferred income taxes and other liabilities	58,683	46,807

Total liabilities	428,181	385,717

Commitments and Contingencies

SHAREHOLDERS’ DEFICIT:
Common stock, $ .01 par value; 160,000,000 shares authorized; 62,755,708 shares issued; 37,163,216 and 41,997,637 shares outstanding at December 31, 2002 and 2001, respectively	371	420
Additional paid-in-capital	73,100	70,130
Accumulated other comprehensive income (loss)	42	(354)
Deferred compensation	(3,492)	(2,857)
Treasury stock (25,592,492 and 20,758,071 shares at December 31, 2002 and 2001, respectively)	(423,839)	(311,053)
Retained earnings	240,019	179,175

Total shareholders’ deficit	(113,799)	(64,539)

Total liabilities and shareholders’ deficit	$314,382	$321,178

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2002	2001	2000
	(In thousands)		As Revised (See Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$60,844	$14,327	$42,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,251	12,452	11,623
Non-cash interest and other investment income	(2,128)	(4,219)	(15,170)
Provision for bad debts	1,256	476	(585)
Non-cash stock compensation and other charges	1,666	2,210	787
Equity in net losses of affiliates	71	16,436	12,071
Impairment of Friendly investment	—	22,713	—
Write-off of deferred financing costs	—	650	—
Loss on early prepayment of Sunburst note	—	—	6,520
Changes in assets and liabilities, net of acquisitions:
Receivables	(5,360)	6,465	(2,245)
Prepaid expenses and other current assets	—	—	30
Receivable—marketing and reservation fees, net	17,219	20,267	(14,532)
Current liabilities	(4,054)	9,381	1,714
Income taxes payable/receivable and other assets	5,391	6,361	(278)
Deferred income taxes and other liabilities	12,881	(5,807)	11,499

Net cash provided by operating activities	99,037	101,712	53,879

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	(12,233)	(13,532)	(16,590)
Investment in Flag Choice Hotels	(2,173)	—	—
Proceeds from Sunburst note	—	101,954	—
Other items, net	(296)	(684)	(27)

Net cash (used in) provided by investing activities	(14,702)	87,738	(16,617)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	314,400	772,028	85,500
Principal payments of long-term debt	(288,220)	(790,795)	(95,757)
Purchase of treasury stock	(120,931)	(185,807)	(20,893)
Proceeds from exercise of stock options	5,772	12,294	1,739

Net cash used in financing activities	(88,979)	(192,280)	(29,411)

Net change in cash and cash equivalents	(4,644)	(2,830)	7,851
Cash and cash equivalents at beginning of period	16,871	19,701	11,850

Cash and cash equivalents at end of period	$12,227	$16,871	$19,701

Supplemental disclosure of cash flow information
Cash payments during the year for:
Income taxes, net of refunds	$14,674	$29,013	$15,674
Interest	14,132	18,039	22,145
Non-cash investing activities:
Conversion of note receivable into Flag equity interest	$1,061	$—	$—
Properties assumed through the restructuring of Sunburst note	—	1,475	—
Properties assumed through put/call transaction	—	—	12,233
Reduction in Sunburst note from put/call transaction	—	—	16,333
Non-cash financing activities:
Income tax benefit realized from employee stock options exercised	$1,762	$3,895	$1,602

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME

(In thousands, except share amounts)

	Common Stock Shares Outstanding	Common Stock Amount	Additional Paid-in-capital	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Treasury Stock	Comprehensive Income	Retained Earnings	Total
Balance as of December 31, 1999	53,833,911	$538	$52,386	$1,205	$(1,937)	$(108,294)		$121,718	$65,616
Comprehensive income
Net income	—	—	—	—	—	—	$42,445	42,445	42,445
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	(1,786)	—	(1,786)
Unrealized gain on securities, net of taxes, net of reclassification adjustment (Note 15)	—	—	—	—	—	—	527	—	527

Other comprehensive loss	—	—	—	(1,259)	—	—	(1,259)	—	—

Comprehensive income							$41,186

Exercise of stock options/grants, net	288,634	3	3,362	—	—	—		—	3,365
Issuance of restricted stock	14,052	—	182	—	(182)	—		—	—
Amortization of deferred compensation	—	—	—	—	819	—		—	819
Treasury purchases	(1,575,029)	(15)	—	—	—	(20,878)		—	(20,893)
Liquidation of foreign subsidiaries	—	—	(685)	—	—	—		685	—

Balance as of December 31, 2000	52,561,568	$526	$55,245	$(54)	$(1,300)	$(129,172)		$164,848	$90,093

Comprehensive income
Net income	—	—	—	—	—	—	14,327	14,327	14,327
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	(414)	—	(414)
Unrealized loss on securities, net of taxes, net of reclassification adjustment (Note 15)	—	—	—	—	—	—	(310)	—	(310)

Other comprehensive loss	—	—	—	(724)	—	—	(724)	—	—

Comprehensive income							$13,603

Deferred gain on hedge	—	—	—	424	—	—		—	424
Exercise of stock options/grants, net	1,287,454	13	14,885	—	—	1,503		—	16,401
Issuance of restricted stock	155,515	1	—	—	(2,304)	2,303		—	—
Amortization of deferred compensation	—	—	—	—	747	—		—	747
Treasury purchases	(12,006,900)	(120)	—	—	—	(185,687)		—	(185,807)

Balance as of December 31, 2001	41,997,637	$420	$70,130	$(354)	$(2,857)	$(311,053)		$179,175	$(64,539)

Comprehensive income
Net income	—	—	—	—	—	—	60,844	60,844	60,844
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	341	—	341
Amortization of deferred gain							(67)		(67)
Unrealized loss on securities, net of taxes, net of reclassification adjustment (Note 15)	—	—	—	—	—	—	122	—	122

Other comprehensive income	—	—	—	396	—	—	396	—	—

Comprehensive income							$61,240

Exercise of stock options/grants, net	442,869	4	1,762	—	—	5,768		—	7,534
Issuance of restricted stock	109,894	1	—	—	(2,301)	2,300		—	—
Stock compensation related restructuring	—	—	1,208	—	—	—	—	—	1,208
Amortization of deferred compensation	—	—	—	—	1,666	—		—	1,666
Treasury purchases	(5,387,184)	(54)	—	—	—	(120,854)		—	(120,908)

Balance as of December 31, 2002	37,163,216	371	$73,100	$42	$(3,492)	$(423,839)		$240,019	$(113,799)

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Company Information and Significant Accounting Policies

Company Information.

Choice Hotels International, Inc. and subsidiaries (together “the Company”) is in the business of hotel franchising. As of December 31, 2002, the Company had franchise agreements with 4,664 open hotels and 474 hotels under development in 48 countries and territories under the following brand names: Comfort, Comfort Suites, Quality, Clarion, Sleep Inn, Econo Lodge, Rodeway Inn, MainStay Suites and Flag.

Principles of Consolidation.

The consolidated financial statements include the accounts of Choice Hotels International, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

On July 1, 2002, the Company acquired a controlling interest in Flag Choice Hotels (“Flag”). Flag, based in Melbourne, Australia, is a franchisor of hotels in Australia, Papua New Guinea, Fiji and New Zealand. The results of Flag have been consolidated since that date.

Revenue Recognition.

The Company accounts for initial franchise fees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 45, “Accounting for Franchise Fee Revenue.” The Company enters into franchise agreements committing to provide franchisees with various marketing services, a centralized reservation system and limited rights to utilize the Company’s registered tradenames and trademarks. These agreements typically have an initial term of twenty years with provisions permitting franchisees to terminate after five, ten, or fifteen years under certain circumstances. In most instances, initial franchise fees are recognized upon execution of the franchise agreement because the initial franchise fee is non-refundable and the Company has no continuing obligations related to the franchisee. The initial franchise fee related to executed franchise agreements which include incentives, such as future potential rebates, are deferred and recognized when the incentive criteria are met or the agreement is terminated, whichever occurs first.

Royalty fees, which are typically based on a percentage of gross room revenues of each franchisee, are recorded when earned. Reserves for uncollectible royalty fees are charged to bad debt expense and are included in selling, general and administrative expenses in the accompanying consolidated statements of income.

The Company generates partner services revenues from hotel industry vendors. Partner services revenues are generally earned based on the level of goods or services purchased from endorsed vendors by hotel owners and hotel guests who stay in the Company’s franchised hotels. The Company accounts for these revenues in accordance with Staff Accounting Bulletin No. 101, (“SAB 101”) “Revenue Recognition.” SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company recognizes partner services revenues when the services are performed or the product delivered, evidence of an arrangement exists, the fee is fixed and determinable and collectibility is probable. SAB 101 requires the Company to defer the recognition of partner services revenues related to upfront fees. Such upfront fees are generally recognized over a period corresponding to the Company’s estimate of the life of the arrangement.

The Company’s franchise agreements require the payment of franchise fees, including marketing and reservation fees, which are used exclusively by the Company for expenses associated with providing franchise services such as national marketing, media advertising, central reservation systems and technology services. The Company is contractually obligated to expend the marketing and reservation fees it collects from franchisees in

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accordance with the franchise agreements; as such, no income or loss to the Company is generated. As described below, the Company changed its presentation of marketing and reservation revenues and expenses to a gross basis during the fourth quarter of 2001.

Presentation of Marketing and Reservation Revenues and Expenses.

The Company revised its presentation of marketing and reservation revenues during the fourth quarter of 2001 to comply with Emerging Issues Task Force (“EITF”) Issue No. 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent.” The Company had previously presented these revenues net of related expenses on its consolidated statements of income. EITF 99-19 requires that these revenues be recorded gross and accordingly, the Company has revised its financial statement presentation for all periods presented. In addition, net advances from and repayments related to marketing and reservation activities have been reclassified to present these activities as cash flows from operating activities for all periods presented. These revisions had no effect on the net income or cash flows reported during the periods revised.

Credit Risk and Exposure.

Substantially all of the Company’s trade receivables as well as the receivable for marketing and reservation fees are due from hotel franchisees. However, the Company considers its credit risk associated with trade receivables and the marketing and reservation fees minimal due to the dispersion of the Company’s receivables across a large number of geographically diverse franchisees.

The Company records bad debt expense which is included in selling, general and administrative expenses in the accompanying consolidated statements of income based on its assessment of the ultimate realizability of receivables considering historical collection experience and the economic environment. When the Company determines that an account is not collectible, the account is written-off to the associated allowance for doubtful accounts. Bad debts have historically been minimal.

Advertising Costs.

The Company expenses advertising costs as the advertising occurs in accordance with American Institute of Certified Public Accountants, Statement of Position 93-7, “Reporting on Advertising Costs”. Advertising expense was $41.8 million, $55.1 million and $48.4 million for the years ended December 31, 2002, 2001, and 2000, respectively. The Company includes advertising costs in marketing and reservation expenses on the accompanying consolidated statements of income.

Cash and Cash Equivalents.

The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2002 and 2001, $5.0 million and $8.6 million, respectively, of book overdrafts representing outstanding checks in excess of funds on deposit have been classified in accounts payable in the accompanying consolidated balance sheets.

Capitalization Policies.

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Major renovations, replacements and interest incurred during construction are capitalized. Upon sale or retirement of property, the cost and related accumulated depreciation are eliminated from the accounts and the related gain or loss is recognized in the accompanying consolidated statements of income. Maintenance, repairs and minor replacements are charged to expense as incurred.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment Policy.

The Company evaluates the impairment of property and equipment and other long-lived assets, including franchise rights and other definite-lived intangibles, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 states that an impairment of long-lived assets has occurred whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured based on net, undiscounted expected cash flows. Assets are considered to be impaired if the net, undiscounted expected cash flows are less than the carrying amount of the assets. Impairment charges are recorded based upon the difference between the carrying value of the asset and the fair value. The Company did not record any impairment on long-lived assets during the three years ended December 31, 2002.

The Company evaluates the impairment of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires goodwill to be assessed on at least an annual basis for impairment using a fair value basis. Because the Company operates in one reporting segment in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” and related interpretations, the fair value of the Company’s total assets are used to determine if goodwill may be impaired. According to SFAS No. 142, quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for the measurement if available. The Company did not record any impairment of goodwill in 2002, 2001 or 2000 based on assessments performed by the Company.

The Company evaluates the collectibility of notes receivable in accordance with SFAS No. 114, “Accounting by Creditors For Impairment of a Loan”. SFAS No. 114 states that a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. The Company reviews outstanding notes receivable on a periodic basis to ensure that each is fully collectible by reviewing the financial condition of its debtors. If the Company concludes that it will be unable to collect all amounts due, the Company will record an impairment charge based on the present value of expected future cash flows, discounted at the loan’s effective interest rate. The Company did not record any impairment charges related to notes receivable during the years ended December 31, 2002 or 2001. During the year ended December 31, 2000, the Company recorded $7.6 million of impairment losses related to its subordinated term note to Sunburst Hospitality Corporation (see Note 7).

Deferred Financing Costs.

Debt financing costs are deferred and amortized, using the effective interest method, over the term of the related debt. As of December 31, 2002 and 2001, deferred financing costs were $2.1 million and $2.7 million, respectively, and are included in other non-current assets on the accompanying consolidated balance sheets.

Investments.

The Company accounts for its investments in the common stock of Choice Hotels Scandinavia (“CHS”) in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 130 “Reporting Comprehensive Income.” The Company accounts for its investment in Choice Hotels Canada, Inc. (“CHC”) in accordance with Accounting Principles Board Opinion (“APB”) No. 18 “The Equity Method of Accounting for Investments in Common Stock.”

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives.

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires the recognition of the fair value of derivatives in the balance sheet, with changes in the fair value recognized either in earnings or as a component of other comprehensive income dependent upon the hedging nature of the derivative. SFAS No. 133 also states that any deferred gain on previous hedging activity does not meet the definition of a liability, due to a lack of expected future cash flows and therefore should be included in comprehensive income. Except for the Flag put option discussed in Note 11, the Company has no derivative financial instruments.

Stock-based compensation.

The Company accounts for its stock-based employee compensation plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense related to fixed employee stock options is recorded only if on the date of grant the fair value of the underlying stock exceeds the exercise price. The Company adopted the disclosure only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and to provide pro forma net income disclosures as if the fair value based method of accounting, described in SFAS No. 123, had been applied to employee stock option grants.

The Company’s stock option plans are described more fully in Note 14. No compensation expense related to the Company’s stock option plans was reflected in net income for the three years ended December 31, 2002, as all options granted under those plans had an exercise price equal to market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123.

	Years Ended December 31,
	2002	2001	2000
	(In millions, except per share amounts)
Net income, as reported	$60.8	$14.3	$42.4
Total stock-based employee compensation expense determined under fair value method for all awards, net of tax effects	(2.6)	(3.0)	(3.9)

Pro forma net income	$58.2	$11.3	$38.5

Earnings per share:
Basic—as reported	$1.55	$0.32	$0.80
Basic—pro forma	$1.48	$0.25	$0.72
Diluted—as reported	$1.52	$0.32	$0.80
Diluted—pro forma	$1.45	$0.25	$0.73

Effective January 1, 2003, the Company adopted, in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the fair value based method of accounting for stock option awards granted on or after January 1, 2003.

Notes Receivable.

From time to time, the Company provides financing to franchisees for property improvements and other purposes in the form of interest free notes. The notes typically have a term of 10 years and are forgiven and amortized over that time period if the franchisee remains in the system in good standing. As of December 31, 2002 and 2001, other assets included $5.0 million and $1.8 million, respectively, of these notes. Amortization expense related to the notes was $0.4 million, $0.1 million and $35,000, respectively, for the years ended December 31, 2002, 2001 and 2000.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes.

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings per Share.

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share, assumes dilution and is computed based on the weighted-average number of common shares outstanding after consideration of the dilutive effect of stock options.

Use of Estimates.

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.    Property and Equipment

The components of property and equipment in the consolidated balance sheets are:

	December 31,
	2002	2001
	(In thousands)
Land	$4,117	$4,090
Facilities in progress	1,631	735
Building and improvements	35,861	34,210
Furniture, fixtures and equipment	94,691	86,301

	136,300	125,336
Less: Accumulated depreciation	(71,650)	(54,878)

	$64,650	$70,458

As facilities in progress are completed and placed in service, they are transferred to appropriate fixed asset categories and depreciation begins. Depreciation expense, excluding amounts attributable to marketing and reservation activities, for the years ended December 31, 2002, 2001 and 2000 was $5.6 million, $4.6 million and $3.0 million, respectively. Depreciation has been computed for financial reporting purposes using the straight-line method. A summary of the ranges of estimated useful lives upon which depreciation rates is based follows:

Building and improvements	10-40 years
Furniture, fixtures and equipment	3-20 years

3.    Goodwill

Goodwill primarily relates to the excess of the purchase price of the Company’s stock in excess of the recorded minority interest acquired. Prior to January 1, 2002, the Company amortized goodwill on a straight-line basis over 40 years. Such amortization amounted to $2.0 million and $2.3 million for the years ended December 31, 2001 and 2000, respectively.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” pursuant to which the Company is no longer permitted to amortize goodwill. The impact of the adoption of SFAS No. 142 on net income, basic EPS and diluted EPS for the years ended December 31, 2001 and 2000, as if the adoption had taken place on January 1, 2000 is as follows:

	Years Ended December 31,
	2001	2000
	(In thousands, except per share amounts)
Reported net income	$14,327	$42,445
Add back: Goodwill amortization	1,995	2,290

Adjusted net income	$16,322	$44,735

Basic earnings per share:
Reported net income	$0.32	$0.80
Goodwill amortization	0.05	0.04

Adjusted basic earnings per share	$0.37	$0.84

Diluted earnings per share:
Reported net income	$0.32	$0.80
Goodwill amortization	0.04	0.04

Adjusted diluted earnings per share	$0.36	$0.84

4.    Franchise Rights and Other Intangibles

Franchise rights represent the unamortized purchase price assigned to acquired long-term franchise contracts. As of December 31, 2002 and 2001, the unamortized balance relates primarily to the Econo Lodge and Flag franchise rights. The franchise rights are being amortized over lives ranging from 5 to 15 years. Amortization expense for the years ended December 31, 2002, 2001 and 2000 amounted to $3.1 million, $3.0 million and $3.9 million, respectively. Franchise rights are net of accumulated amortization of $35.1 million and $32.0 million at December 31, 2002 and 2001, respectively. The estimated annual amortization expense related to the Company’s franchise rights for 2003 through 2007 is $3.0 million for each of the years then ended.

Other assets includes approximately $5.1 million and $4.8 million of intangible assets related to trademarks at December 31, 2002 and 2001, respectively. The trademarks are being amortized over ten years. Amortization expense for each of the three years ended December 31, 2002 was $0.4 million. The estimated annual amortization expense related to the Company’s trademarks for 2003 through 2007 is $0.3 million for each of the years they ended.

5.    Investment in Friendly Hotels

As of December 31, 2001, the Company had 1,227,622 shares of common stock and 31,097,755 shares of 5.75% convertible preferred stock in Friendly Hotels PLC (currently known as C.H.E. Group PLC) (“Friendly”), the Company’s master franchisor for the United Kingdom, Ireland and continental Europe.

The Company appointed three directors to the board of Friendly giving the Company ability to exercise significant influence over the operations of Friendly. Accordingly, the Company was required to apply the equity method of accounting.

Friendly holds the master franchise rights for the Company’s Comfort, Quality and Clarion brand hotels in the United Kingdom, Ireland and throughout Europe (with the exception of Scandinavia) for a 10-year period. In exchange for granting the master franchise rights to Friendly, the Company received Friendly common stock and was to receive $8.0 million payable in cash in eight equal annual installments from Friendly.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 19, 2001, the shareholders of Friendly approved a capital reorganization intended to provide Friendly with a stronger balance sheet and improve its operations. Pursuant to the capital reorganization, the Company waived certain royalty and marketing fees due from Friendly for the period between December 27, 1999 and December 31, 2005, waived the then five remaining annual installments related to the master franchise agreement and provided Friendly with a £7.8 million (approximately US $11.4 million) secured letter of credit in consideration for, among other things, a reduction in the conversion price of the Company’s convertible preferred shares from 150p to 60p. The letter of credit was secured by substantially all of Friendly’s assets in France, valued in excess of £4.2 million (approximately US $6.1 million). Other modifications to the Company’s convertible preferred shares included a change in the dividend rate from 5.75% (payable in cash) to 2% per annum, (payable in additional convertible preferred shares). Friendly was also permitted to elect to pay cash dividends at the rate of 3.5% per annum up until January 13, 2013 and thereafter at the rate of 5.75%. In addition, accrued dividends due to the Company as of February 7, 2001 were converted to additional convertible preferred shares of Friendly. As of December 31, 2001, Friendly had drawn £5.3 million (approximately US $7.7 million) of the available letter of credit and the balance available on the letter of credit was reduced to £5.0 million (approximately US $7.3 million) as of January 21, 2002. The letter of credit was terminated on January 28, 2003.

During 2001, Friendly settled a $4.0 million deferred consideration due to the Company through the issuance of 2,404,013 convertible preferred shares. The effect of the reduction in the conversion price together with the conversion of dividend arrearage to additional convertible preferred shares of Friendly and the settlement of the deferred consideration, both resulting in the issuance of convertible preferred shares, on a fully converted basis, the Company’s ownership in Friendly would have been approximately 71%. Due to the restructuring program, the Company recorded equity losses on Friendly of $16.4 million and $12.1 million for the years ended December 31, 2001 and 2000, respectively, in accordance with EITF 99-10, “Percentage Used to Determine the Amount of Equity Method Losses”. Mid-year adverse fixed asset valuation adjustments due to a decline in economic conditions and incremental professional fees associated with the reorganization primarily account for the $16.4 million charge in 2001.

The Company also recognized $1.1 million in royalty revenue from Friendly for the year ended December 31, 2000. The Company waived its royalty fees from Friendly for the periods from 2001 through 2005 as part of Friendly’s restructuring. No dividends were accrued during 2001 or 2000.

The Company owned approximately 5.4% of Friendly’s outstanding ordinary shares at December 31, 2001 and 2000. The fair market value of the ordinary shares at December 31, 2001 and 2000 was $0.3 million and $0.7 million, respectively. Summarized unaudited balance sheet data for Friendly is as follows:

December 31,
2001
Unaudited (In thousands)
Current assets	$20,530
Non-current assets	107,744
Current liabilities	59,114
Non-current liabilities	45,573
Preferred stock	23,104
Shareholders’ equity	23,587

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized unaudited income statement data for Friendly is as follows:

	For the Years Ended December 31,
	2001	2000
	Unaudited (In thousands)
Net revenues	$124,845	$138,135
Gross profit	69,167	76,032
Loss from continuing operations	(5,023)	(40,193)
Net loss after preferred dividends	(8,036)	(50,640)

On February 21, 2002, Friendly announced that it had been unable to find an acceptable buyer for its business and would terminate efforts to sell its business. Given this termination and the adverse economic conditions of Friendly, the Company disposed of its entire preferred and common equity interest in Friendly on March 20, 2002, and immediately relinquished its three seats on Friendly’s board of directors. Accordingly, the Company wrote-off its entire investment in Friendly through a $22.7 million charge to reflect the permanent impairment of this asset as of December 31, 2001.

6.    Receivable-Marketing and Reservation Fees

The Company’s franchise agreements require the payment of franchise fees which include marketing and reservation fees. The Company is obligated to use the marketing and reservation fees it assesses against the current franchisees comprising its various hotel brand systems to provide marketing and reservation services appropriate for the successful operation of the systems. In discharging its obligation to provide sufficient and appropriate marketing and reservation services, the Company has the right to expend funds in an amount reasonably necessary to ensure the provision of such services, whether or not such amount is currently available to the Company for reimbursement. The franchise agreements provide the Company the right to advance monies to the franchise system when the needs of the system surpass the balances currently available.

Under the terms of these agreements, the Company has the legally enforceable right to assess and collect from its current franchisees fees sufficient to pay for the marketing and reservation services the Company has procured for the benefit of the franchise system, including fees to reimburse the Company for past services rendered. The Company has the contractual authority to require that the franchisees in the system at any given point repay any deficits related to marketing and reservation activities. The Company’s current franchisees are legally obliged to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue. The Company has no present intention to accelerate repayment of the deficit from current franchisees.

The marketing and reservation fees receivable at December 31, 2002 and 2001 was $44.9 million and $49.4 million, respectively. Depreciation and amortization expense attributable to marketing and reservation activities was $13.0 million and $11.8 million for the years ended December 31, 2002 and 2001, respectively. Interest expense attributable to reservation activities was $1.4 million and $2.0 million for the years ended December 31, 2002 and 2001, respectively.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Transactions with Sunburst

Effective October 15, 1997, Choice Hotels International, Inc. (“CHI”), which at that point included both the franchising business and owned hotel business, separated the businesses via spin-off of the Company (the “Sunburst Distribution”). CHI changed its name to Sunburst Hospitality Corporation (referred to hereafter as “Sunburst”). As part of the spin-off, Sunburst and the Company entered into a strategic alliance agreement, which was amended in December 1998 and September 2000. Among other things, the strategic alliance agreement provides for (i) certain commitments by Sunburst for the development of MainStay Suites hotels; (ii) special procedures associated with liquidated damages; and (iii) predetermined franchise fee credits based on operating performance. As it relates to development commitments, the strategic alliance agreement ended October 15, 2002. Liquidated damage provisions extend through the life of existing franchise agreements. The franchise fee credit provisions end in October 2003.

In connection with the spin-off, the Company borrowed $115 million under its then existing credit facility in order to fund a subordinated term note to Sunburst (the “Old Note”). In connection with an amendment of the strategic agreement discussed above, effective October 15, 2000 interest on the Old Note accrued at a rate of 11% per annum compounded daily. On January 1, 1999, the Company began recognizing interest on the outstanding principal and accrued interest amounts at an effective rate of 10.58%. The Old Note was scheduled to mature in full, along with accrued interest, on October 15, 2002.

On September 1, 2000, Sunburst transferred title to three MainStay Suites properties under a put/call agreement entered into between the Company and Sunburst in March 2000. These properties were received by the Company as consideration for $16.3 million of the then $149 million amount due under the Old Note. The fair market value of the MainStay Suites properties was approximately $12.2 million. Accordingly, the Company recognized a $4.1 million pre-tax loss on the Old Note.

On September 20, 2000, the Company and Sunburst reached agreement on the terms of a proposed restructuring of the Old Note. Under the terms of the agreement the Company would receive cash and a newly issued 11 3/8% seven-year subordinated note. On January 5, 2001, the Company received $101.9 million, a parcel of land valued at approximately $1.5 million and a $35 million seven-year senior subordinated note bearing interest at 11 3/8% (the “New Note”) in settlement of the balance of the Old Note. In 2000, the Company recognized a pre-tax loss of $3.5 million resulting from this transaction. The New Note accrued interest up until June 2002, at which point interest became payable semi-annually in arrears. As of December 31, 2002, the Company’s balance sheet includes an interest receivable from Sunburst of $2.3 million which is included in other current assets in the accompanying consolidated balance sheets and was paid to the Company by Sunburst in January 2003.

The Company recognized interest income of $4.6 million, $4.2 million and $15.2 million for years ended December 31, 2002, 2001 and 2000, respectively.

During the periods presented, Sunburst operated substantially all of its hotels pursuant to franchise agreements with the Company. Total fees paid to the Company included in the accompanying consolidated financial statements for franchising royalty, marketing and reservation fees were $6.1 million, $7.8 million and $10.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

8.    Restructuring Programs

During 2002, the Company recognized a restructuring charge expense of $1.6 million pursuant to Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The restructuring charge related to employee severance and termination benefits for 23 employees resulting from

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

corporate realignment initiatives. The restructuring was initiated and completed in 2002. Approximately $0.3 million of the expense related to stock compensation for certain severed employees and was credited directly to additional paid-in capital. The Company paid approximately $0.4 million in cash related to this restructuring during 2002 and the remaining liability of $0.9 million, included in accrued expenses and other in the accompanying consolidated balance sheet, is expected to be paid in cash during 2003.

During 2001, the Company recognized a restructuring charge expense of $5.9 million, pursuant to Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The restructuring charges include $5.3 million related to a corporate realignment designed to increase its strategic focus on delivering value-added services to franchisees, including centralizing the Company’s franchise service and sales operations, consolidating its brand management functions and realigning its call center operations. Of this $5.3 million, $5.1 million relates to severance and termination benefits for 64 employees (consisting of brand management and new hotels support, reservation sales and administrative personnel and franchise sales and operations support) and $0.2 million relates to the cancellation of preexisting contracts for termination of domestic leases. The remaining $0.6 million of the $5.9 million is due to exit costs related to the termination of a corporate hotel construction project. Through December 31, 2002, the Company has paid cash of $4.4 million related to this restructuring. Approximately $0.9 million of the expense related to stock compensation for certain severed employees was reclassified from the restructuring liability during 2002 to additional paid-in capital. As of December 31, 2002, a $0.6 million liability is included in accrued expenses and other on the accompanying consolidated balance sheet. The Company expects the remaining liability to be substantially paid in 2003.

During 2000, the Company recognized a restructuring charge expense of $5.6 million, pursuant to Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The restructuring charges include $4.7 million related to a corporate-wide reorganization to improve service and support to the Company’s franchisees and to create a more competitive overhead structure. Of this $4.7 million, $4.1 million relates to severance and termination benefits for 176 employees (consisting of property and yield management system installers, reservation agents and field service administrative support) and $0.6 million relates to the cancellation of pre-existing contracts for termination of international leases. The remaining $0.9 million of the $5.6 million is due to the termination of an in-room internet initiative launched in 1999. The Company paid $0.2 million related to the 2000 restructuring liability for the year ended December 31, 2002, which completed the restructuring.

9.    Accrued Expenses and Other

Accrued expenses and other consisted of the following at:

	December 31,
	2002	2001
	(In thousands)
Accrued salaries and benefits	$15,175	$13,131
Accrued interest	2,343	2,616
Accrued restructuring	1,518	4,884
Deferred loyalty program	6,569	6,397
Other	4,081	3,026

Total	$29,686	$30,054

Deferred loyalty program accrued expenses consist primarily of liabilities associated with the Company’s Choice Privileges program. Choice Privileges is a frequent guest incentive program that enables members to earn points based on their spending levels at participating brands. The points may be redeemed for free accommodation or other benefits. Points can not be redeemed for cash.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company collects 5% of program member’s room revenue from participating franchises. Revenues are deferred equal to the fair value of the future redemption obligation. Actuarial methods are used to estimate the eventual redemption rates and point values. Upon redemption of points, the Company recognizes the previously deferred revenue as well as the corresponding expense relating to the cost of the awards redeemed.

10.    Long-Term Debt

Debt consisted of the following at:

	December 31,
	2002	2001
	(In thousands)
$265 million competitive advance and multi-currency revolving credit facility with an effective rate of 3.05% and 3.69% at December 31, 2002 and 2001, respectively	$200,708	$180,525
$100 million senior notes with an effective rate of 7.22% at December 31, 2002 and 2001	99,655	99,591
$10 million line of credit with an effective rate of 2.50% at December 31, 2002	6,400	—
Other notes with an average effective rate of 3.30% and 4.90% at December 31, 2002 and 2001, respectively	1,028	1,180

Total debt	$307,791	$281,296

Scheduled maturities of debt as of December 31, 2002 were as follows:

Year	(In thousands)
2003	$23,796
2004	21,237
2005	26,503
2006	136,177
2007	146
Thereafter	99,932

Total	$307,791

On June 29, 2001, the Company refinanced its senior credit facility (the “New Credit Facility”) in the amount of $260 million with a new maturity date of June 29, 2006. The New Credit Facility originally provided for a term loan of $150 million and a revolving credit facility of $110 million, $37 million of which is available for borrowings in foreign currencies. On September 29, 2001, the Company signed an amendment to the New Credit Facility, for an additional $5 million under the revolving credit facility, bringing the total amount of available commitments to $265 million. The amendment also transferred $35 million from the term loan to the revolving credit facility. As amended, the term loan amount is $115 million and the revolving credit facility is $150 million. The New Credit Facility includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage and restricts the Company’s ability to make certain investments, incur debt and dispose of assets, among other restrictions. As of December 31, 2002, the Company is in compliance with all covenants under the New Credit Facility. The term loan ($98.7 million of which is outstanding at December 31, 2002) is payable over five years, $17.3 million of which is due in 2003. Borrowings under the New Credit Facility are, at the option of the borrower, at one of several rates including LIBOR plus 0.60% to 2.0%, based upon the credit rating of the Company and the loan type. In addition, the Company has the option to request participating banks to bid on loan participation at lower rates than those contractually provided by the New Credit Facility. The New Credit Facility requires the Company to pay annual fees of  1/15 of 1% to  1/2 of 1%, based upon the credit rating of the Company.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 1, 1998, the Company issued $100 million of senior unsecured notes (the “Notes”) at a discount of $0.6 million, bearing a coupon rate of 7.13% with an effective rate of 7.22%. The Notes will mature on May 1, 2008. Interest on the Notes is paid semi-annually.

In August 2002, the Company entered into a new $10.0 million revolving line of credit with a maturity of August 2003. The new line of credit includes customary financial and other covenants that require the maintenance of certain ratios identical to those included in the Company’s existing senior credit facility. Borrowings under the line of credit bear interest at rates established at the time of borrowing based on prime minus 175 basis points. The Company had $6.4 million outstanding at December 31, 2002 under this line of credit.

11.    Foreign Operations

The Company accounts for foreign currency translation in accordance with SFAS No. 52, “Foreign Currency Translation.” Revenues generated by foreign operations for the years ended December 31, 2002, 2001 and 2000 were $6.3 million, $5.2 million and $5.3 million, respectively. Net income (loss) attributable to the Company’s foreign operations was $2.4 million, $(35.2 million) and $(12.3 million) for the years ended December 31, 2002, 2001 and 2000, respectively.

Flag Choice Hotels

On July 1, 2002, the Company acquired a controlling interest in Flag Choice Hotels (“Flag”) (the “Flag Transaction”). Flag, based in Melbourne, Australia, is a franchisor of certain hotel brands in Australia, Papua New Guinea, Fiji and New Zealand. The acquisition of a controlling interest in Flag gave the Company the ability to control the Choice and Flag brands in Australia, Papua New Guinea and Fiji and the Flag brand in New Zealand.

Pursuant to the Flag Transaction, the Company converted an existing $1.1 million convertible note due from Flag into an additional 15% of Flag’s equity (beyond the 15% equity interest held prior to the Flag Transaction) and purchased an additional 25% of Flag’s equity for approximately $1.6 million. As of July 1, 2002, the Company’s total ownership in Flag is 55%.

Pursuant to the Flag Transaction, the Company gave the seller the right to “put” the remaining 45% equity interest in Flag to the Company for approximately $1.1 million. The put right was permitted to be exercised between January 1, 2003 and June 30, 2007. The Company accounts for the put right in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 133 requires the recognition of all derivatives, except certain qualifying hedges, as either assets or liabilities measured at fair value, with changes in value reflected as current period income or loss unless specific hedge accounting criteria are met. The fair value of the put rights was $0 at December 31, 2002, and accordingly, there was no impact on reported net income for the year ended December 31, 2002. The seller exercised the put right in January 2003 for the remaining 45%. The put transaction closed in February 2003, at which time Flag became a wholly-owned subsidiary.

The Company accounted for the Flag Transaction in accordance with SFAS No. 141, “Business Combinations”. The excess of the purchase price over the net tangible assets acquired of approximately $3.1 million has been allocated to identifiable intangible assets as follows:

	Estimated Fair Value	Estimated Useful Lives
	($000)
Trademarks and non-compete agreements	$235	5 years
Franchise rights	2,904	5-15 years

	$3,139

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price allocation is preliminary and further refinements may be made. The Company began consolidating the results of Flag on July 1, 2002. The pro forma results of operations as if Flag had been combined at the beginning of 2001 and 2002, would not be materially different from the Company’s reported results for those periods.

Choice Hotels Scandinavia

The Company accounts for its investment in the common stock of Choice Hotels Scandinavia (“CHS”) as an available for sale security in accordance with SFAS 115. The investment is included in other non-current assets in the accompanying consolidated balance sheets at fair value. As of December 31, 2002 and 2001, the fair value of the Company’s investment in CHS was $0.6 million, based on quoted market prices. During the years ended December 31, 2002, 2001 and 2000, the Company recognized approximately $89,000, $178,000 and $176,000, respectively of unrealized gains (losses) related to this investment as a component of other comprehensive income or loss.

Choice Hotels Canada, Inc.

The Company has a 50% interest in Choice Hotels Canada, Inc. (“CHC”), a joint venture with a third party. During 2002, the Company recorded $476,000 of dividend income related to this investment in the accompanying consolidated statements of income. The dividend was received by Choice in January 2003 and is included in accounts receivable on the accompanying consolidated balance sheet.

12.    Pension, Profit Sharing, and Incentive Plans

During 2002, 2001 and 2000, employees of the Company participated in a 401(k) retirement plan sponsored by the Company. For the years ended December 31, 2002, 2001 and 2000, the Company recorded compensation expense of $1.5 million, $1.7 million and $1.6 million, respectively, related to the plan. In accordance with the plan, the Company is permitted to make its matching contribution with Company stock. On an annual basis, the Company purchases shares with a fair value equal to the Company’s matching contribution and deposits the shares in the participant’s accounts with the plan investment custodian.

The Company has adopted the Choice Hotels International, Inc. Amended and Restated Supplemental Executive Retirement Plan (the “SERP”), a non-qualified defined benefit plan for certain senior executives. The Company accounts for the SERP in accordance with Statement of Financial Accounting Standards No. 87, “Employers Accounting for Pensions”. For the years ended December 31, 2002, 2001 and 2000, the Company recorded $0.3 million, $0.2 million and $0.2 million, respectively, of expense related to the SERP which was included in selling, general and administrative expense in the accompanying consolidated statements of income. As of December 31, 2002 and 2001, a liability of $1.1 million and $0.8 million, respectively, related to the SERP was included in other non-current liabilities in the accompanying consolidated balance sheets.

The Company maintains a non-qualified retirement savings and investment plan for certain employees whose pre-tax deferrals are limited under the Company’s 401(k) Plan. Employee and Company contributions are maintained in an irrevocable trust. Legally, the assets remain those of the Company; however, access to the trust assets is severely restricted. The trust cannot be revoked by the employer or an acquiror, but the assets are subject to the claims of the Company’s general creditors. The employee has no right to assign or transfer contractual rights in the trust. The Company accounts for the plan in accordance with Emerging Issues Task Force (“EITF”) No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.” Pursuant to EITF 97-14, as of December 31, 2002 and 2001, the Company has recorded a deferred compensation liability of $8.6 million and $9.0 million, respectively, in other non-current liabilities in the accompanying consolidated balance sheets. The change in the deferred compensation obligation related to

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

changes in the fair value of the diversified assets held in trust is recorded in compensation expense. The diversified assets held in trust were $7.9 million and $8.2 million as of December 31, 2002 and 2001, respectively, and are recorded at their fair value, based on quoted market prices, in other non-current assets on the accompanying consolidated balance sheets. The change in the fair value of the diversified assets held in trust is recorded in accordance with SFAS 115 as trading security income (loss).

13.    Income Taxes

Income before income taxes were derived from the following:

	Years ended December 31,
	2002	2001	2000
	(In thousands)
Income before income taxes:
Domestic operations	$93,418	$80,647	$80,982
Foreign operations	2,400	(35,230)	(11,400)

Income before income taxes	$95,818	$45,417	$69,582

The provisions for income taxes are as follows:

	Years ended December 31,
	2002	2001	2000
	(In thousands)
Current tax expense
Federal	$21,374	$30,890	$20,707
State	631	3,675	2,434
Foreign	661	665	886
Deferred tax (benefit) expense
Federal	11,297	(3,602)	3,598
State	1,012	(597)	(481)
Foreign	(1)	59	(7)

Income taxes	$34,974	$31,090	$27,137

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2002	2001
	(In thousands)
Depreciation and amortization	$(20,171)	$(21,475)
Prepaid expenses	(16,083)	(17,736)
Other	(9,572)	(8,950)

Gross deferred tax liabilities	(45,826)	(48,161)

Foreign operations	2,549	19,326
Accrued expenses	6,239	5,723
Other	4,270	2,578

Gross deferred tax assets	13,058	27,627

Deferred tax liability before valuation allowance	(32,768)	(20,534)
Valuation allowance	(12,737)	(12,737)

Net deferred tax liability	$(45,505)	$(33,271)

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the accompanying consolidated balance sheet as follows:

	December 31,
	2002	2001
Current net deferred tax assets	$2,229	$1,888
Non-current net deferred tax liabilities	(47,734)	(35,159)

Net deferred tax liability	(45,505)	(33,271)

No provision has been made for U.S. federal deferred income taxes on approximately $12 million of accumulated and undistributed earnings of foreign subsidiaries at December 31, 2002 since these earnings are considered to be permanently invested in foreign operations.

A reconciliation of income tax expense at the statutory rate to income tax expense included in the accompanying consolidated statements of income follows:

	Years ended December 31,
	2002	2001	2000
	(In thousands, except Federal income tax rate)
Federal income tax rate	35%	35%	35%
Federal taxes at statutory rate	$33,536	$15,896	$24,354
State income taxes, net of federal tax benefit	1,068	1,120	1,269
Unrealized tax benefits	—	12,737	—
Other	370	1,337	1,514

Income tax expense	$34,974	$31,090	$27,137

A certain amount of the Company’s capital loss carryforwards (which are included in the foreign operations deferred tax asset) are not expected to be realized at this time. Accordingly, a valuation allowance of $12.7 million was established in 2001.

14.    Capital Stock

The Company has stock option plans for which it is authorized to grant options to purchase up to 9.3 million shares of the Company’s common stock, of which 1.4 million shares remain available for grant as of December 31, 2002. Stock options may be granted to officers, key employees and non-employee directors with an exercise price not less than the fair market value of the common stock on the date of grant.

In 2002, the Company granted key employees and non-employee directors 109,894 restricted shares of common stock with a fair value of $2.3 million on the date of grant, all of which vest over five years. In 2001, the Company granted key employees and non-employee directors 155,515 restricted shares of common stock with a fair value of $2.3 million on the date of grant. The shares vest over a three to five year period with 10,015 shares vesting over a three year period and 145,500 shares vesting over a five year period. In 2000, the Company granted key employees and non-employee directors 14,052 restricted shares of common stock with a fair value of $0.2 million on the date of grant. The shares vest over a three year period. A total of 9,130 and 11,850 shares of restricted stock were forfeited in 2001 and 2000, respectively. The Company incurred compensation expense totaling $1.7 million, $0.7 million and $0.8 million related to the vesting of restricted stock during the years ended December 31, 2002, 2001 and 2000, respectively. The Company also recorded $0.3 million of compensation expense related to the vesting of restricted stock as part of its 2001 restructuring accrual related to 46,064 shares.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the option activity under the stock option plans is as follows as of December 31, 2002, 2001 and 2000:

	2002		2001		2000
Fixed Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,095,589	$13.56	4,306,584	$12.39	3,907,326	$11.19
Granted	601,895	$21.53	348,836	15.08	1,187,845	15.71
Exercised	(442,869)	$13.01	(1,363,050)	9.90	(288,634)	7.22
Cancelled	(142,624)	$16.83	(196,781)	15.52	(499,953)	15.10

Outstanding at end of year	3,111,991	$15.03	3,095,589	$13.56	4,306,584	$12.39

Options exercisable at year end	1,533,471	$12.96	1,374,395	$12.52	2,035,332	$10.49
Weighted average fair value of options granted during the year		$8.95		$7.67		$3.78

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/02	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/02	Weighted Average Exercise Price
$ 5.00 to 9.00	111,741	3.8 years	$7.27	75,741	$7.01
9.01 to 13.00	1,206,076	5.2 years	$12.09	887,267	$12.02
13.01 to 17.00	1,208,147	6.2 years	$15.59	566,463	$15.20
17.01 to 21.00	40,000	9.0 years	$19.36	4,000	$17.80
21.01 to 25.00	506,027	9.0 years	$21.22	—	—
25.01 to 29.00	40,000	6.5 years	$26.06	—	—

	3,111,991	6.2 years	$15.03	1,533,471	$12.96

SFAS No. 123 “Accounting for Stock-Based Compensation,” requires companies to provide additional note disclosures about employee stock-based compensation plans based on a fair value method of accounting. As permitted by this accounting standard, the Company continues to account for these plans under APB Opinion 25.

For purposes of the pro forma disclosure included in the stock based compensation section of Note 1, compensation cost for the Company’s stock option plan was determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123. The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000:

	2002	2001	2000
Risk-free interest rate	3.58%	5.03%	5.10%
Volatility	35.43%	43.3%	56.6%
Expected Lives	6 years	10 years	10 years
Dividend Yield	0%	0%	0%

The Company announced a stock repurchase program on June 25, 1998. Treasury stock is carried at cost in the accompany consolidated balance sheets and consolidated statements of shareholders’ equity (deficit) and comprehensive income. Through December 31, 2002, the Company had repurchased 26.5 million shares of its

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock at a total cost of $434.9 million, including 5.4 million shares of common stock at a total cost of $120.9 million during the year ended December 31, 2002. During 2002, the Company repurchased 1.7 million shares at a total cost of $41.7 million from the Company’s largest shareholder and family. From December 31, 2002 through March 11, 2003, the Company has purchased 1.3 million shares at a total cost of $30.3 million, including 0.5 million shares at a total cost of $12.3 million from the Company’s largest shareholder and family.

The Company paid approximately $41,000 to and received approximately $104,000 from corporations owned or controlled by family members of the Company’s largest shareholder related to the lease of personal and real property during 2002.

15. Comprehensive Income

The components of total accumulated other comprehensive income in the balance sheet are as follows:

	December 31,
	2002	2001	2000
	(In thousands)
Unrealized (losses) gains on available-for-sale securities	$(80)	$(202)	$108
Foreign currency translation adjustments	(235)	(576)	(162)
Deferred gain on hedging activity	357	424	—

Total accumulated other comprehensive income (loss)	$42	$(354)	$(54)

The components of total accumulated other comprehensive income are as follows:

	Amount Before Taxes	Income Tax (Expense)/Benefit	Amount Net of Taxes
	(In thousands)
2002
Net unrealized gains	$195	$(73)	$122
Foreign currency translation adjustment, net	341	—	341
Amortization of deferred gain on hedge	(67)	—	(67)

Total other comprehensive income	$469	$(73)	$396

2001
Net unrealized losses	$(179)	$(131)	$(310)
Foreign currency translation adjustment, net	(414)	—	(414)

Total other comprehensive loss	$(593)	$(131)	$(724)

2000
Net unrealized gains	$844	$(317)	$527
Foreign currency translation adjustment, net	(1,786)	—	(1,786)

Total other comprehensive loss	$(942)	$(317)	$(1,259)

Below represents the detail of other comprehensive income:

	December 31,
	2002	2001	2000
Unrealized holding gains (losses) arising during the period, net	$122	$(352)	$(176)
Less: reclassification adjustments for losses/gains included in net income	—	42	703

Net unrealized holding gains (losses) arising during the period	$122	$(310)	$527

Foreign currency translation adjustments	$341	$(414)	$(291)
Plus: reclassification of loss on liquidation of foreign subsidiaries	—	—	(1,495)

Net foreign currency translation adjustments	$341	$(414)	$(1,786)

Amortization of deferred gain on hedging activity	$(67)	$—	$—

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 1999, the Company entered into an interest rate swap agreement to fix certain of its variable rate debt in order to reduce the Company’s exposure to fluctuations in interest rates. On March 3, 2000, the interest rate swap agreement was settled resulting in a deferred gain. In accordance with SFAS 133, the unamortized gain was reclassified in 2001 to other comprehensive income and is being amortized over the remaining life of the related debt as a reduction of interest expense. Amortization of approximately $67,000 was recorded in 2002 related to this deferred gain.

16.    Earnings Per Share

The following table reconciles the number of shares used in the basic and diluted earnings per share calculations.

	Years Ended December 31,
	2002	2001	2000
(In millions, except per share amounts)
Computation of Basic Earnings Per Share:
Net income	$60.8	$14.3	$42.4

Weighted average shares outstanding-basic	39.3	44.2	52.9

Basic earnings per share	$1.55	$0.32	$0.80

Computation of Diluted Earnings Per Share:
Net income for diluted earnings per share	$60.8	$14.3	$42.4
Weighted average shares outstanding-basic	39.3	44.2	52.9
Effect of Dilutive Securities:
Employee stock option plan	0.8	0.4	0.4

Weighted average shares outstanding-diluted	40.1	44.6	53.3

Diluted earning per share	$1.52	$0.32	$0.80

The effect of dilutive securities is computed using the treasury stock method and average market prices during the period. In 2002 and 2000, the Company excluded 50,000 and 2,725,696 anti-dilutive options from the computation of diluted earnings per share, respectively.

17.    Leases

The Company enters into operating leases primarily for office space and computer equipment. Rental expense under non-cancelable operating leases was approximately $12.9 million, $12.0 million and $10.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. The Company received sublease rental income related to computer equipment leased to franchisees totaling $9.1 million, $7.6 million and $5.0 million during the years ended December 31, 2002, 2001 and 2000, respectively. Future minimum lease payments are as follows:

	2003	2004	2005	2006	2007	Thereafter	Total
	(In thousands)
Minimum lease payments	$9,395	$7,258	$4,685	$3,457	$3,547	$20,051	$48,393
Minimum sublease rentals	(6,213)	(3,988)	(1,323)	—	—	—	(11,524)

	$3,182	$3,270	$3,362	$3,457	$3,547	$20,051	$36,869

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    Reportable Segment Information

The Company has a single reportable segment encompassing its franchising business. Revenues from the franchising business include royalty fees, initial franchise and relicensing fees, marketing and reservation fees, partner services revenue and other revenue. The Company is obligated under its franchise agreements to provide marketing and reservation services appropriate for the successful operation of its systems. These services do not represent separate reportable segments as their operations are directly related to the Company’s franchising business. The revenues received from franchisees that are used to pay for part of the Company’s central on-going operations are included in franchising revenues and are offset by the related expenses paid for marketing and reservation activities to calculate franchising operating income. Corporate and other revenue consists of hotel operations. The Company does not allocate interest and dividend income, interest expense or income taxes to its franchising segment.

The following table presents the financial information for the Company’s franchising segment.

	Year Ended December 31, 2002
	Franchising	Corporate & Other	Elimination Adjustments	Consolidated
	(In thousands)
Revenues	$362,231	$3,331	—	$365,562
Operating income (loss)	136,182	(31,482)	—	104,700
Depreciation and amortization	13,817	10,460	(13,026)	11,251
Capital expenditures	4,925	7,308	—	12,233
Total assets	215,427	98,955	—	314,382

	Year Ended December 31, 2001
	Franchising	Corporate & Other	Elimination Adjustments	Consolidated
	(In thousands)
Revenues	$338,213	$3,215	—	$341,428
Operating income (loss)	138,988	(65,411)	—	73,577
Equity loss on Friendly investment	—	(16,436)	—	(16,436)
Depreciation and amortization	12,485	11,769	(11,802)	12,452
Capital expenditures	6,997	6,535	—	13,532
Total Assets	215,381	105,797	—	321,178

	Year Ended December 31, 2000
	Franchising	Corporate & Other	Elimination Adjustments	Consolidated
	(In thousands)
Revenues	$351,592	$1,249	—	$352,841
Operating income (loss)	136,985	(44,558)	—	92,427
Equity loss on Friendly investment	—	(12,071)	—	(12,071)
Depreciation and amortization	10,584	11,523	(10,484)	11,623
Capital expenditures	8,665	7,925	—	16,590
Investment in Friendly	—	34,616	—	34,616
Total assets	251,586	232,534	—	484,120

Long-lived assets related to international operations were $8.1 million, $7.1 million and $10.9 million as of December 31, 2002, 2001 and 2000, respectively. All other long-lived assets of the Company are associated with domestic activities.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.    Commitments and Contingencies

The Company is a defendant in a number of lawsuits arising in the ordinary course of business. In the opinion of management and general counsel to the Company, the ultimate outcome of such litigation will not have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

In January 2001, the Company provided Friendly, in association with Friendly’s restructuring (see Note 5 to Consolidated Financial Statements), with a letter of credit in an amount up to £7.8 million (approximately US$11.4 million) to guarantee additional credit facilities from Friendly’s banks. At December 31, 2001 and 2002, the balance was $7.6 million and $4.4 million, respectively. The balance available on the letter of credit was reduced to £5.0 million (approximately US$7.3 million) during 2002. The letter of credit was terminated on January 28, 2003.

The Company has a $3.0 million letter of credit issued as support for construction and permanent financing of a Sleep Inn and MainStay Suites located in Atlanta, Georgia. The letter of credit expires in December 2003.

In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for breaches of representations and warranties. Such guarantees or indemnifications are granted under various agreements, including those governing (i) purchases or sales of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks, (iv) access to credit facilities, and (v) issuances of debt or equity securities. The guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) franchisees in a licensing agreements, (iv) financial institutions in credit facility arrangements, (v) underwriters in debt or equity security issuances and (vi) other operating agreements. In addition, these parties are also indemnified against any third party claim resulting from the transaction that is contemplated in the underlying agreement. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under these guarantees, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords against third party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates any potential payments to be made.

20.    Fair Value of Financial Instruments

The balance sheet carrying amount of cash and cash equivalents and receivables approximates fair value due to the short term nature of these items. Long-term debt consists of bank loans and senior notes. Interest rates on the Company’s bank loans adjust frequently based on current market rates; accordingly, the carrying amount of the Company’s bank loans approximates fair value. The $100 million unsecured senior notes have an approximate fair value at December 31, 2002 and 2001 of $102.5 million and $95.9 million, respectively, based on quoted market prices. The New Note from Sunburst has an approximate fair value of $42.7 and $40.5 million at December 31, 2002 and 2001, respectively.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.    Impact of Recently Issued Accounting Standards

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145, among other matters, updates and clarifies existing accounting pronouncements related to gains and losses from the extinguishment of debt and certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of SFAS No. 145 were generally effective as of May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on our results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit (including restructuring) or disposal activities at fair value when the related liability is incurred rather than at the date of a commitment to an exit or disposal plan under prior practice. Costs covered by the standard include certain contract termination costs, certain employee termination benefits and other costs to consolidate or close facilities and relocate employees that are associated with an activity being exited or long-lived assets being disposed. As permitted by SFAS No. 146, we adopted SFAS No. 146 in 2002.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Such Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation apply to guarantees issued or modified after December 31, 2002. We will adopt these provisions on January 1, 2003. The disclosure provisions of this Interpretation are effective for financial statements with annual periods ending after December 15, 2002. We have applied the disclosure provisions of this Interpretation as of December 31, 2002, as required (see Note 19—Commitments and Contingencies to our Consolidated Financial Statements).

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and disclosure provisions of SFAS No. 148 are effective for financial statements for interim and fiscal years ending after December 15, 2002, with early application permitted for entities with a fiscal year ending prior to December 15, 2002. We have adopted the disclosure provisions of SFAS No. 148 effective December 31, 2002 and the transition provisions effective January 1, 2003.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22.    Selected Quarterly Financial Data– (Unaudited)

2002	First	Second	Third	Fourth	Total Year
	(In thousands, except per share data)
Revenues	$75,753	$100,469	$105,030	$84,310	$365,562
Operating income	16,109	27,447	36,585	24,559	104,700
Income before income taxes	14,056	25,178	33,723	22,861	95,818
Net income	8,574	15,306	21,867	15,097	60,844
Per basic share:
Net income	$0.21	$0.38	$0.55	$0.41	$1.55
Per diluted share:
Net income	$0.20	$0.38	$0.54	$0.40	$1.52

2001	First	Second	Third	Fourth	Total Year
	(In thousands, except per share data)
	As Revised (See Note 1)
Revenues	$67,755	$84,460	$97,179	$92,034	$341,428
Operating income	17,451	26,356	35,409	(5,639)	73,577
Income before income taxes	12,132	22,238	20,854	(9,807)	45,417
Net income	7,400	13,565	12,508	(19,146)	14,327
Per basic share:
Net income	$0.16	$0.31	$0.29	$(0.45)	$0.32 a	)
Per diluted share:
Net income	$0.16	$0.30	$0.29	$(0.45)	$0.32 a	)

a)	Quarterly per share numbers do not accumulate to the year-end per share amount due to rounding.