Form 10-Q
period 2003-03-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2003-05-14
CIK 1046311

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NO. 001-13393

CHOICE HOTELS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	52-1209792
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10750 COLUMBIA PIKE

SILVER SPRING, MD. 20901

(Address of principal executive offices)

(Zip Code)

(301) 592-5000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

☒Yes        ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☒Yes        ☐ No

CLASS	SHARES OUTSTANDING AT MARCH 31, 2003
Common Stock, Par Value $0.01
per share	35,992,491
Preferred Stock Purchase Rights

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2003	2002
REVENUES:
Royalty fees	$27,251	$25,984
Initial franchise and relicensing fees	2,607	2,141
Partner services	2,306	2,151
Marketing and reservation	47,353	43,494
Hotel operations	837	699
Other	1,202	861

Total revenues	81,556	75,330

OPERATING EXPENSES:
Selling, general and administrative	13,486	12,412
Depreciation and amortization	2,759	2,727
Marketing and reservation expense	47,353	43,494
Hotel operations	726	653

Total operating expenses	64,324	59,286

OPERATING INCOME	17,232	16,044

OTHER INCOME AND EXPENSES:
Interest expense	3,024	3,548
Interest and other investment income	(1,354)	(1,560)

Total other income and expenses	1,670	1,988

INCOME BEFORE INCOME TAXES	15,562	14,056
INCOME TAXES	5,875	5,482

NET INCOME	$9,687	$8,574

WEIGHTED AVERAGE SHARES OUTSTANDING-BASIC	36,772	41,276

WEIGHTED AVERAGE SHARES OUTSTANDING-DILUTED	37,513	42,012

BASIC EARNINGS PER SHARE	$0.26	$0.21

DILUTED EARNINGS PER SHARE	$0.26	$0.20

The accompanying notes are an integral part of these consolidated statements of income.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$14,825	$12,227

Receivables (net of allowance for doubtful accounts of $6,656 and $6,035, respectively)	32,961	32,451

Other current assets	2,551	3,349

Total current assets	50,337	48,027

PROPERTY AND EQUIPMENT, NET	62,724	64,650

GOODWILL	60,620	60,620

FRANCHISE RIGHTS, NET	36,939	36,336

RECEIVABLE—MARKETING AND RESERVATION FEES	51,029	44,916

NOTE RECEIVABLE FROM SUNBURST	41,318	41,318

OTHER ASSETS	18,931	18,515

Total assets	$321,898	$314,382

The accompanying notes are an integral part of these consolidated balance sheets.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	March 31, 2003	December 31, 2002
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Current portion of long-term debt	$28,354	$23,796
Accounts payable	31,345	23,142
Accrued expenses and other	26,217	29,686
Income taxes payable	4,553	8,879

Total current liabilities	90,469	85,503

LONG-TERM DEBT	300,393	283,995

DEFERRED INCOME TAXES AND OTHER LIABILITIES	62,831	58,683

Total liabilities	453,693	428,181

SHAREHOLDERS’ DEFICIT

Common stock, $.01 par value	360	371
Additional paid-in-capital	73,638	73,100
Accumulated other comprehensive income	335	42
Deferred compensation	(3,241)	(3,492)
Treasury stock	(452,593)	(423,839)
Retained earnings	249,706	240,019

Total shareholders’ deficit	(131,795)	(113,799)

Total liabilities and shareholders’ deficit	$321,898	$314,382

The accompanying notes are an integral part of these consolidated balance sheets.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, IN THOUSANDS)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,687	$8,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,759	2,727
Provision for bad debts	448	198
Non-cash stock compensation	402	202
Non-cash interest and other investment income	(88)	(1,111)
Changes in assets and liabilities:
Receivables	(853)	(762)
Receivable—marketing and reservation fees, net	(3,067)	(3,371)
Current liabilities	4,734	(2,954)
Income taxes payable/receivable and other assets	(3,141)	(243)
Deferred income taxes and other liabilities	4,803	5,534

NET CASH PROVIDED BY OPERATING ACTIVITIES	15,684	8,794

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(2,515)	(2,305)
Acquisition of Flag	(1,211)	—
Other items, net	(1,514)	(101)

NET CASH UTILIZED IN INVESTING ACTIVITIES	(5,240)	(2,406)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	43,200	103,800
Principal payments on long-term debt	(22,260)	(84,014)
Purchase of treasury stock	(30,362)	(30,793)
Proceeds from exercise of stock options	1,576	3,223

NET CASH UTILIZED IN FINANCING ACTIVITIES	(7,846)	(7,784)

Net change in cash and cash equivalents	2,598	(1,396)
Cash and cash equivalents at beginning of period	12,227	16,871

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,825	$15,475

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments during the period for:
Income taxes, net of refunds	$7,005	$587
Interest	$1,567	$2,473
Non-cash financing activities:
Income tax benefit realized from employee stock options exercised	$387	$729

The accompanying notes are an integral part of these consolidated statements of cash flows.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Company Information and Significant Accounting Policies

The accompanying unaudited consolidated financial statements of Choice Hotels International, Inc. and subsidiaries (together the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include any normal recurring adjustments) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2002 and notes thereto included in the Company’s Form 10-K, filed with the Securities and Exchange Commission on March 31, 2003 (the “10-K”). Interim results are not necessarily indicative of the entire year results because of seasonal and short-term variations. All intercompany transactions and balances between Choice Hotels International, Inc. and its subsidiaries have been eliminated in consolidation.

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

2.    Stock-Based Compensation

Effective January 1, 2003, the Company adopted, in accordance with the prospective method proscribed by Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the fair value based method of accounting for stock option awards granted on or after January 1, 2003.

The Company’s stock option plans and related accounting policies are described more fully in the notes to consolidated financial statements in the Company’s Form 10-K. No compensation expense related to the Company’s stock option plans was reflected in net income for the three months ended March 31, 2002, because the Company accounted for those options under APB Opinion No. 25 and all stock options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 148 to all stock compensation for the three months ended March 31, 2003 and 2002.

	Three Months Ended March 31,
(In thousands, except per share amounts)	2003	2002
Net income, as reported	$9,687	$8,574
Stock-based employee compensation cost included in reported net income, net of related tax effects	249	125
Total stock-based employee compensation expense determined under fair value method for all awards, net of tax effects	(632)	(778)

Pro forma net income	$9,304	$7,921

Earnings per share:
Basic-as reported	$0.26	$0.21
Basic-pro forma	$0.25	$0.19
Diluted-as reported	$0.26	$0.20
Diluted-pro forma	$0.25	$0.19

3.    Receivable—Marketing and Reservation Fees

The marketing and reservation fees receivable at March 31, 2003 and December 31, 2002 was $51.0 million and $44.9 million, respectively. Depreciation and amortization expense attributable to marketing and reservation activities was $3.0 million and $3.2 million for the three months ended March 31, 2003 and 2002, respectively. Interest expense attributable to reservation activities was $0.3 million and $0.4 million for the three months ended March 31, 2003 and 2002, respectively.

4.    Restructuring Programs

During 2002, the Company recognized restructuring charge expense of $1.6 million pursuant to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The restructuring charge related to employee severance and termination benefits for 23 employees resulting from corporate realignment initiatives. The restructuring was initiated and completed in 2002. As of December 31, 2002, the remaining liability related to this restructuring totaled $0.9 million and was included in accrued expenses and other liabilities in the accompanying consolidated balance sheet. The Company paid approximately $0.8 million in cash related to this restructuring during the first quarter 2003 and the $0.1 million liability remaining at March 31, 2003 is expected to be paid in cash during 2003.

During 2001, the Company recognized restructuring charge expense of $5.9 million, pursuant to Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The restructuring charges include $5.3 million related to a corporate realignment designed to increase strategic focus on delivering value-added services to franchisees, including centralizing the Company’s franchise service and sales operations, consolidating its brand management functions and realigning its call center operations. Of this $5.3 million, $5.1 million relates to severance and termination benefits for 64 employees (consisting of brand management and new hotels support, reservation sales and administrative personnel and franchise sales and operations support) and $0.2 million relates to the cancellation of preexisting contracts for termination of domestic leases. The remaining $0.6 million of the $5.9 million is due to exit costs related to the termination of a corporate hotel construction project. As of December 31, 2002, the remaining liability related to this restructuring totaled $0.6 million and was included in accrued expenses and other liabilities in the accompanying consolidated balance sheet. The Company paid approximately $0.4 million in cash related to this restructuring during the first quarter 2003 and the $0.2 million liability remaining at March 31, 2003 is expected to be paid in 2003.

5.    Income Taxes

The income tax provisions for the three month periods ended March 31, 2003 and 2002 are based on the effective tax rates expected to be applicable for the corresponding full year periods. The 2003 and 2002 three month rates of 38% and 39%, respectively, differ from the statutory rates primarily because of state income taxes and certain federal and state income tax credits.

6.    Comprehensive Income

Comprehensive income was $10.0 million and $8.7 million for the three months ended March 31, 2003 and 2002, respectively. The differences between net income and comprehensive income include foreign currency translation adjustments and unrealized gains and losses on available for sale securities.

	Three Months Ended March 31
	2003	2002
	(In thousands)
Net income	$9,687	$8,574
Other comprehensive income, net of tax:
Unrealized (losses) gains on marketable equity securities	(31)	133
Foreign currency translation	341	40
Amortization of deferred gain on hedge	(17)	(17)

Other comprehensive income	293	156

Comprehensive income	$9,980	$8,730

7.    Capital Stock and Earnings Per Share

During the three months ended March 31, 2003, the Company repurchased 1.3 million shares of its common stock at a total cost of $30.4 million, including 0.5 million shares at a total cost of $12.3 million from the Company’s largest shareholder and related parties.

The Company received $1.6 million in proceeds from the exercise of 0.1 million employee stock options during the quarter ended March 31, 2003.

Basic earnings per share (“EPS”) amounts are computed by dividing earnings applicable to common shareholders by the weighted average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding.

8.    Acquisition of Flag Choice Hotels

On February 10, 2003, the Company acquired the remaining 45% equity interest (beyond the 55% interest acquired prior to December 31, 2002) in Flag Choice Hotels (“Flag”). As a result Flag became a wholly-owned subsidiary of the Company as of that date. Flag, based in Melbourne, Australia, is a franchisor of certain hotel brands in Australia, Papua New Guinea, Fiji and New Zealand. The acquisition of Flag gave the Company the ability to control the Choice and Flag brands in Australia, Papua New Guinea and Fiji and the Flag brand in New Zealand.

The Company accounted for the February 2003 acquisition in accordance with SFAS No. 141, “Business Combinations”. The excess of the purchase price over the net tangible assets acquired of approximately $1.2 million has been allocated to franchise rights and is being amortized over their estimated useful lives of 5 to 15 years.

The purchase price allocation is preliminary and further refinements may be made. The Company began consolidating the results of Flag on July 1, 2002. The pro forma results of operations as if the Flag Transaction had been combined at the beginning of 2002 and 2003, would not be materially different from the Company’s reported results for those periods.

9.    Debt

In April 2003, the Company entered into a new $10.0 million revolving line of credit. The new line of credit bears interest at rates established at the time of borrowing and is payable on demand.

10.    Reportable Segment Information

The Company has a single reportable segment encompassing its franchising business. Franchising revenues are comprised of royalty fees, initial franchise and relicensing fees, partner services revenue, marketing and reservation fees and other. The Company is obligated under its franchise agreements to provide marketing and reservation services appropriate for the successful operation of its systems. These services do not represent separate reportable segments as their operations are directly related to the Company’s franchising business. The revenues received from franchisees that are used to pay for part of the Company’s central on-going operations are included in franchising revenues and are offset by the related expenses paid for marketing and reservation activities to calculate franchising operating income. Corporate and other revenue consists of hotel operations. Except as described in Note 3, the Company does not allocate interest income, interest expense or income taxes to its franchising segment.

The following table presents the financial information for the Company’s franchising segment.

	Three Months Ended March 31, 2003			Three Months Ended March 31, 2002
(In thousands)	Franchising	Corporate & Other	Consolidated	Franchising	Corporate & Other	Consolidated
Revenues	$80,719	$837	$81,556	$74,631	$699	$75,330
Operating income (loss)	27,134	(9,902)	17,232	24,725	(8,681)	16,044

11.    Commitments and Contingencies

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

12.    Impact of Recently Issued Accounting Standards

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Such Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation apply to guarantees issued or modified after December 31, 2002. We adopted these provisions on January 1, 2003. The disclosure provisions of this Interpretation are effective for financial statements with annual periods ending after December 15, 2002. We have applied the disclosure provisions of this Interpretation as of December 31, 2002, as required.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and disclosure provisions of SFAS No. 148 are effective for financial statements for interim and fiscal years ending after December 15, 2002, with early application permitted for entities with a fiscal year ending prior to December 15, 2002. We adopted the disclosure provisions of SFAS No. 148 effective December 31, 2002 and the transition provisions effective January 1, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Month Periods Ended March 31, 2003 and March 31, 2002

The Company recorded net income of $9.7 million, or $0.26 per diluted share, for the quarter ended March 31, 2003, compared to net income for the same period of 2002 of $8.6 million, or $0.20 per diluted share. The increase in net income for the period is attributable to improved operating income resulting primarily from a $1.3 million increase in royalty fees and a $0.5 million increase in initial franchise and relicensing fees compared to the three months ended March 31, 2002 partially offset by increased costs including compensation expense related to the Company’s adoption of the fair value method of accounting for stock options on January 1, 2003, key customer marketing activities and the consolidation of Flag.

Franchise Revenues

The Company’s revenues, excluding marketing and reservation fees and hotel operations, were $33.4 million and $31.1 million for the three months ended March 31, 2003 and 2002, respectively. Royalty revenue increased by $1.3 million to $27.3 million for the three months ended March 31, 2003, from $26.0 million during the corresponding period in 2002. Approximately $0.3 million of the change relates to increased domestic royalty revenue attributable to an increase of 172 domestic units from the corresponding prior year period, partially offset by a 1.5% decline in RevPAR. International royalty revenue increased $1.0 million, primarily due to the consolidation of Flag. Revenues generated from partner services relationships increased by 4.5% from $2.2 million in 2002 to $2.3 million in 2003 due to the addition of new strategic partner endorsed vendors and from the usage of guest services programs available to franchisees. Partner services revenue is generated from hotel industry vendors (who have been designated as preferred providers) based on the level of goods or services purchased by hotel owners and guests of the Company’s franchised hotels.

The total number of domestic hotels online increased to 3,516 from 3,344, an increase of 5.1% for the twelve months ended March 31, 2003, as compared to the corresponding prior year period. This represents an increase in the number of rooms open of 4.6% from 272,502 as of March 31, 2002 to 284,957 as of March 31, 2003. As of March 31, 2003, the Company had 297 hotels under development in its domestic hotel system representing 24,719 rooms.

The total number of international hotels online was 1,162 as of March 31, 2003, compared to 1,197 as of the corresponding prior year period. The decrease in international hotels online is primarily due to termination of certain Flag properties for failure to comply with the Company’s brand standards or failure to formalize a franchise relationship. The total number of international rooms was 90,902 as of March 31, 2003, compared to 90,572 as of March 31, 2002. As of March 31, 2003, the Company had 88 franchised hotels under development in its international hotel system representing 10,299 rooms.

Franchise Expenses

The cost to operate the franchising business is reflected in selling, general and administrative (“SG&A”) expenses. SG&A expenses increased to $13.5 million from $12.4 million, an increase of $1.1 million for the three months ended March 31, 2003, as compared to the corresponding prior period. As a percentage of revenues, excluding marketing and reservation fees and hotel operations, total SG&A expenses were 40.4% for the first quarter of 2003, compared to 39.9% for 2002. The increase is primarily related to the consolidation of Flag during the third quarter of 2002.

Marketing and Reservations

Marketing and reservation fees recognized by the Company were $47.4 million and $43.5 million for the three months ended March 31, 2003 and 2002, respectively. Marketing and reservation fees increased as a result of higher levels of advertising & sales promotion, loyalty program and electronic distribution activities. Depreciation and amortization expense attributable to marketing and reservation activities were $3.0 million and $3.2 million for the three months ended March 31, 2003 and 2002, respectively. Interest expense attributable to reservation activities was $0.3 million and $0.4 million for the three months ended March 31, 2003 and 2002, respectively. The Company’s balance sheet includes a receivable of $51.0 million and $44.9 million for marketing and reservation activities as of March 31, 2003 and December 31, 2002, respectively.

Other

For the three months ended March 31, 2003 and March 31, 2002, the Company recognized approximately $1.2 million and $1.1 million, respectively, of interest income from its subordinated term note to Sunburst.

Acquisition of Flag

On February 10, 2003, the Company acquired the remaining 45% equity interest (beyond the 55% interest acquired prior to December 31, 2002) in Flag Choice Hotels (“Flag”) for approximately $1.2 million. As a result Flag became a wholly-owned subsidiary of the Company as of that date. Flag, based in Melbourne, Australia, is a franchisor of certain hotel brands in Australia, Papua New Guinea, Fiji and New Zealand. The acquisition of Flag gave the Company the ability to control the Choice and Flag brands in Australia, Papua New Guinea and Fiji and the Flag brand in New Zealand. The Company began consolidating the results of Flag on July 1, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $15.7 million for the three months ended March 31, 2003, an increase of $6.9 million from $8.8 million for 2002. The increase is due to increases in certain deferred revenues, the receipt of cash interest payments on the Sunburst note and other working capital improvements at March 31, 2003, as compared to the corresponding prior year period.

In April 2003, the Company entered into a new $10.0 million revolving line of credit. The new line of credit bears interest at rates established at the time of borrowing and is payable on demand.

At March 31, 2003, the total long-term debt outstanding for the Company was $328.7 million, $28.4 million of which matures in the next twelve months. The Company presently expects to refinance principal maturities of its outstanding debt using the revolving line of credit available pursuant to the Company’s current Credit Facility. Upon expiration of the Credit Facility in 2006, the Company expects to refinance its obligations.

During 2002, the Company recognized restructuring charge expense of $1.6 million pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The restructuring charge related to employee severance and termination benefits for 23 employees resulting from corporate realignment initiatives. The restructuring was initiated and completed in 2002. As of December 31, 2002, the remaining liability related to this restructuring totaled $0.9 million and was included in accrued expenses and other liabilities in the accompanying consolidated balance sheet. The Company paid approximately $0.8 million in cash related to this restructuring during the first quarter 2003 and the $0.1 million liability remaining at March 31, 2003 is expected to be paid in cash during 2003.

During 2001, the Company recognized restructuring charge expense of $5.9 million, pursuant to Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The restructuring charges include $5.3 million related to a corporate realignment designed to increase strategic focus on delivering value-added services to franchisees, including centralizing the Company’s franchise service and sales operations, consolidating its brand management functions and realigning its call center operations. Of this $5.3 million, $5.1 million relates to severance and termination benefits for 64 employees (consisting of brand management and new hotels support, reservation sales and administrative personnel and franchise sales and operations support) and $0.2 million relates to the cancellation of preexisting contracts for termination of domestic leases. The remaining $0.6 million of the $5.9 million is due to exit costs related to the termination of a corporate hotel construction project. As of December 31, 2002, the remaining liability related to this restructuring totaled $0.6 million and was included in accrued expenses and other liabilities in the accompanying consolidated balance sheet. The Company paid approximately $0.4 million in cash related to this restructuring during the first quarter 2003 and the $0.2 million liability remaining at March 31, 2003 is expected to be paid in 2003.

Net cash outflows were $3.1 million related to marketing and reservation activities during the three months ended March 31, 2003. The Company expects marketing and reservation activities to generate positive cash flows between $16.0 and $19.0 million for the year ended December 31, 2003.

The Company expects capital expenditures to range between $12.0 and $15.0 million for the year ended December 31, 2003.

During the three months ended March 31, 2003, the Company repurchased 1.3 million shares of its common stock at a total cost of $30.4 million, including 0.5 million shares at a total cost of $12.3 million from the Company’s largest shareholder and related parties. The Company has remaining authorization to purchase up to 3.6 million shares. The Company received $1.6 million in proceeds from the exercise of 0.1 million employee stock options during the quarter ended March 31, 2003. At March 31, 2003, the Company has approximately 36.0 million shares outstanding.

The Company believes that cash flows from operations and available financing capacity is adequate to meet the expected operating, investing and financing requirements for the business for the immediate future.

New Accounting Pronouncements and Changes in Accounting

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Such Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation apply to guarantees issued or modified after December 31, 2002. We adopted these provisions on January 1, 2003. The disclosure provisions of this Interpretation are effective for financial statements with annual periods ending after December 15, 2002. We have applied the disclosure provisions of this Interpretation as of December 31, 2002, as required.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and disclosure provisions of SFAS No. 148 are effective for financial statements for interim and fiscal years ending after December 15, 2002, with early application permitted for entities with a fiscal year ending prior to December 15, 2002. We adopted the disclosure provisions of SFAS No. 148 effective December 31, 2002 and the transition provisions effective January 1, 2003.

RISK FACTORS

The Company is subject to various risks which could have a negative effect on the Company and its financial condition. These risks could cause actual operating results to differ from those expressed in certain “forward looking statements” contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report as well as in other Company communications. Before you invest in our securities, you should be aware of various risks, including those described below. You should carefully consider these risk factors together with all other information included in our publicly filed documents before you decide to invest in our securities.

We are subject to the operating risks common in the lodging and franchising industries.

A significant portion of our revenue is derived from fees based on room revenues at hotels franchised under our brands. As such, our business is subject, directly or through our franchisees, to the following risks, among others:

•	changes in occupancy and room rates achieved by hotels;

•	changes in the number of hotels operating under our brands;

•	desirability of hotel geographic location;

•	changes in general and local economic and market conditions, which can adversely affect the level of business and pleasure travel, and therefore the demand for lodging and related services;

•	increases in costs due to inflation may not be able to be totally offset by increases in room rates;

•	over-building in one or more sectors of the hotel industry and/or in one or more geographic regions, could lead to excess supply compared to demand, and decrease in hotel occupancy and/or room rates;

•	changes in travel patterns;

•	changes in governmental regulations that influence or determine wages, prices or construction costs;

•	other unpredictable external factors, such as war, terrorist attacks, airline strikes, transportation and fuel price increases and severe weather, may reduce business and leisure travel;

•	our ability to manage costs may be adversely impacted by increases in energy, healthcare, insurance and other operating expenses resulting in lower operating margins;

•	the financial condition of our franchisees and travel related companies; and,

•	our ability to develop and maintain positive relations with current and potential franchisees.

Our results may be negatively impacted by general economic and political conditions.

The present rate of economic growth, consumer confidence levels and other national and world events, including acts of terrorism and/or war, have created a significant amount of uncertainty about the future prospects of national and world economies. The long-term effect on us and the lodging industry is also uncertain. At the present time, it is not possible to predict the timing, severity or duration of such conditions, however, a significant unfavorable impact of these conditions on the lodging industry may have an adverse impact on our business, financial condition, or results of operations.

Risks relating to acts of God, terrorist activity, epidemics and war.

Our financial and operating performance may be adversely affected by acts of God, such as natural disasters and/or epidemics in locations where we have a high concentration of franchisees and areas of the world from which our franchisees draw a large number of guests. Some types of losses, such as from terrorism and acts of war may be either uninsurable or too expensive to justify insuring against. Should an uninsured loss or a loss in excess of insured limits occur, our results of operations and financial condition may be adversely affected.

We may not grow our franchise system or we may lose business by failing to compete effectively.

Our operational and growth prospects depend on the strength and desirability of our brands. We believe that hotel operators choose lodging franchisors based primarily on the value and quality of each franchisor’s brand and services, the extent to which affiliation with that franchisor may increase the hotel operator’s reservations and profits, and the various royalty and other franchise fees charged. Demographic, economic or other changes in markets may adversely affect the convenience or desirability of the Choice brands and, correspondingly, the number of hotels franchised under the Choice brands.

We compete with other lodging companies for franchisees. As a result, the terms of new agreements may not be as favorable as our current agreements. Our competition may reduce fee structures, potentially causing us to charge lower fees, which may impact our margins. New competition may emerge using different business models with a lesser reliance on franchise fees. In addition, an excess supply of hotel rooms may discourage potential franchisees from constructing new hotels, thereby limiting a source of growth of the franchise fees received by us.

We may not achieve our objectives for growth in the number of franchised hotels.

Our results are significantly affected by the number of properties and rooms franchised under our brands. The growth in the number of franchised hotels is subject to numerous risks, many of which are beyond the control of us or our franchisees. Among other risks, the following factors affect our ability to achieve growth in the number of franchised hotels.

•	the ability of our franchisees to open and operate additional hotels profitably. Factors affecting the opening of new hotels, or the conversion of existing hotels to a Choice brand, include, among others:

•	the availability of hotel management, staff and other personnel;
•	the cost and availability of suitable hotel locations;
•	the availability and price of capital to allow hotel owners and developers to fund investments;
•	cost effective and timely construction of hotels (which construction can be delayed due to, among other reasons, labor disputes, local zoning and licensing matters, and weather conditions); and
•	securing required governmental permits.

•	our ability to continue to enhance our reservation, operational and service delivery systems to support additional franchisees in a timely, cost-effective manner;

•	the effectiveness and efficiency of our development organization;

•	our dependence on our independent franchisees’ skills and access to financial resources necessary to open the desired number of hotels; and,

•	our ability to attract and retain qualified domestic and international franchisees.

•	There can be no assurance that we will be successful in achieving our objectives with respect to growing the number of franchised hotels in our system or that we will be able to attract qualified franchisees.

Contract terms for new hotels may be less favorable.

The terms of the franchise agreements for new or conversion hotels are influenced by contract terms offered by our competitors at the time these agreements are entered into. Accordingly, we cannot assure you that contracts entered into or renewed in the future will be on terms that are as favorable to us as those under our existing agreements.

Under certain circumstances our franchisees may terminate our franchise contracts.

We franchise hotels to third-parties pursuant to franchise contracts. These contracts may be terminated, renegotiated or expire. These franchise contracts typically have an initial term of twenty years with provisions permitting the franchisee to terminate the agreements after five, ten or fifteen years under certain circumstances. There can be no assurance that we will be able to replace terminated franchise contracts, or that the terms of renegotiated or new contracts will be as favorable as the terms that existed before such replacement or renegotiation.

Deterioration in the general financial condition of our franchisees may adversely affect our results.

Our operating results are impacted by the ability of our franchisees to generate revenues at properties they franchise from us. Since the events of September 11, 2001, lodging industry occupancy and room rates have generally declined. An extended period of such declines may adversely affect the operating results and financial condition of our franchisees.

The hotel industry is highly competitive. Competition is based primarily on the level of service, quality of accommodations, convenience of locations and room rates. Our franchisees compete for guests with other hotel properties in their geographic markets. Some of their competitors may have substantially greater marketing and financial resources than our franchisees, and they may construct new or improve their existing facilities, reduce their prices or expand and improve their marketing programs in ways that adversely affect our franchisees operating results and financial condition.

These factors, among others, could adversely affect the operating results and financial condition of our franchisees and result in declines in the number of franchised properties and/or franchise fees and other revenues derived from our franchising business.

Increasing use of Internet reservation channels may decrease loyalty to our brands or otherwise adversely affect us.

A growing percentage of our hotel rooms are booked through Internet travel intermediaries such as Hotels.com, Expedia.com, Travelocity.com and Priceline.com. These intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us or our franchisees. Moreover, some of these internet travel intermediaries are attempting to commoditize hotel rooms, by increasing the importance of price and general indicators of quality at the expense of brand identification. These agencies hope that consumers will eventually develop brand loyalties to their reservations systems rather than to our lodging brands. If this happens our business and profitability may be significantly harmed.

We are dependent upon our employees’ ability to manage our growth.

Our future success and our ability to manage future growth depend in large part upon the efforts and skills of our senior management and our ability to attract and retain key officers and other highly qualified personnel. Competition for such personnel is intense. There can be no assurance that we will continue to be successful in attracting and retaining qualified personnel. Accordingly, there can be no assurance that our senior management will be able to successfully execute and implement our growth and operating strategies.

We and our franchisees are reliant upon technology.

The lodging industry continues to demand the use of sophisticated technology and systems including technology utilized for reservation systems, property management, procurement, operation of our customer loyalty program and administrative systems. The operation of many of these systems is dependent upon third party data communication networks and software upgrades, maintenance and support. These technologies can be expected to require refinements and there is the risk that advanced new technologies will be introduced. There can be no assurance that as various systems and technologies become outdated or new technology is required we will be able to replace or introduce them as quickly as our competitors or within budgeted costs for such technology. There can be no assurance that we will achieve the benefits that may have been anticipated from any new technology or system. Further, there can be no assurance that disruptions of the operation of these systems will not occur as a result of failures related to third party systems and support.

Our international operations are subject to special political and monetary Risks.

We have franchised properties in more than 40 countries. We also have investments in several foreign hotel franchisors. International operations generally are subject to various political and other risks that are not present in U.S. operations. These risks include the risk of war or civil unrest, expropriation and nationalization. In addition, some international jurisdictions restrict the repatriation of non-U.S. earnings. Various international jurisdictions also have laws limiting the right and ability of non-U.S. entities to pay dividends and remit earnings to affiliated companies unless specified conditions have been met. In addition, sales in international jurisdictions typically are made in local currencies, which subject us to risks associated with currency fluctuations. Currency devaluations and unfavorable changes in international monetary and tax policies could have a material adverse effect on our profitability and financing plans, as could other changes in the international regulatory climate and international economic conditions.

We are subject to certain risks related to our indebtedness.

As a result of our debt obligations, we are subject to the following risks, among others.

•	the risk that cash flows from operations or available lines of credit will be insufficient to meet required payments of principal and interest when due;

•	the risk that (to the extent we maintain floating rate indebtedness) interest rates increase;

•	our leverage may adversely affect our ability to obtain additional financing for acquisitions, working capital, capital expenditures or other purposes, if required;

•	our existing debt agreements contain covenants that limit our ability to, among other things, borrow additional money, pay dividends, sell assets or engage in mergers. If we do not comply with these covenants, or do not repay our debt on time, we would be in default under our debt agreements. Unless any such default is waived by our lenders, the debt could become immediately payable and this would have a material adverse impact on us; and,

•	The liquidity of the market for our publicly traded senior notes depends upon the number of holders of those securities, our performance, the market for similar securities, the interest of securities dealers in making a market in those securities and other factors.

While our senior debt is currently rated investment grade by both of the major rating agencies, there can be no assurance we will be able to maintain this rating. In the event our senior debt is not investment grade, we would likely incur higher borrowing costs on future financings.

We may have conflicts of interest with Sunburst Hospitality Corporation.

Prior to October 1997, we were a part of Sunburst Hospitality Corporation (“Sunburst”). Sunburst is presently one of our largest franchisees. We have a note receivable from Sunburst in the amount of $41 million, plus accrued interest. The receivable is unsecured and subordinated to Sunburst’s senior indebtedness. Sunburst is a highly leveraged company whose business is subject to many of the risks of the lodging industry outlined above. A material change in Sunburst’s business would adversely impact its ability to repay its obligations under the note as well as its obligations under its franchise agreement, which in turn could have a material adverse effect on us.

We may have conflicts of interest with Sunburst Hospitality because our Chairman, Stewart Bainum, Jr. and his sister, Barbara Bainum, who is also a director, are directors of Sunburst. Also, Sunburst is owned by certain Bainum family entities. Circumstances may occur in which Sunburst’s interests could be in conflict with your interests as a holder of our securities, and Sunburst may pursue transactions that present risks to you as a holder of our securities. We cannot assure you that any such conflicts will be resolved in your favor.

We are indirectly exposed to real estate industry risks as a result of our relationship with Sunburst.

Sunburst owns and operates hotels. As such, our note receivable from Sunburst indirectly exposes us to the risks inherent in real estate investments. Sunburst’s investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated by their properties, as well as the expenses incurred.

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

When interest rates increase, the cost of acquiring, developing, expanding or renovating real property increases. Additionally, rising interest rates cause real property values to decrease as the number of potential buyers decreases. As financing becomes less available, it becomes more difficult both to acquire and to sell real property. Any of these factors could have a material adverse impact on the results of operations or financial condition of Sunburst.

In addition, equity real estate investments, such as the investments held by Sunburst, are relatively difficult to sell quickly. If Sunburst’s properties do not generate revenue sufficient to meet operating expenses, including debt service and capital expenditures, their income will be adversely affected, which in turn, could have a material adverse effect on us.

Anti-takeover provisions may prevent a change in control.

Our restated certificate of incorporation, our shareholder’s rights plan, and the Delaware General Corporation Law each contain provisions that could have the effect of making it more difficult for a party to acquire, and may discourage a party from attempting to acquire, control of our Company without approval of our board of directors. These provisions could discourage tender offers or other bids for our common stock at a premium over market price.

Forward-looking statements may prove inaccurate.

We have made forward-looking statements in our Reports on Form 10-Q, Form 10-K and other communications that are subject to risks and uncertainties. You should note that many factors, some of which are discussed in such reports, could affect future financial results and could cause those results to differ materially from those expressed in our forward-looking statements contained in such reports.

Government regulation could impact our business.

The Federal Trade Commission (the “FTC”), various states and certain foreign jurisdictions (including France, the Province of Alberta, Canada and Mexico) regulate the sale of franchises. The FTC requires franchisors to make extensive disclosure to prospective franchisees but does not require registration. A number of states in which our franchisees operate require registration or disclosure in connection with franchise offers and sales. In addition, several states in which our franchisees operate have “franchise relationship laws” or “business opportunity laws” that limit the ability of the franchisor to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. While our business has not been materially affected by such regulation, there can be no assurance that this will continue or that future regulation or legislation will not have such an effect.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report, including those in the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not historical facts constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. Words such as “believes,” “anticipates,” “expects,” “intends,” “estimates,” “projects,” and other similar expressions, which are predictions of or indicate future events and trends, typically identify forward-looking statements. Such statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those projected, including: competition within each of our business segments; business strategies and their intended results; the balance between supply of and demand for hotel rooms; our ability to obtain new franchise agreements; our ability to develop and maintain positive relations with current and potential hotel owners; the effect of international, national and regional economic conditions and geopolitical events such as acts of war or terrorism; the availability of capital to allow us and potential hotel owners to fund investments and construction of hotels; the cost and other effects of legal proceedings; and other risks described from time to time in our filings with the Securities and Exchange Commission, including those set forth above. Given these uncertainties, you are cautioned not to place undue reliance on such statements. We also undertake no obligation to publicly update or revise any forward-looking statement to reflect current or future events or circumstances.

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

At March 31, 2003 and December 31, 2002, the Company had $328.7 million and $307.8 million of debt outstanding at an effective interest rate of 4.0% and 4.2%, respectively. A hypothetical change of 10% in the Company’s effective interest rate from quarter-end 2003 levels would increase or decrease interest expense by $0.6 million. The Company expects to refinance the $94.9 million variable rate term loan balance remaining at March 31, 2003, as the principal amortizes using the revolving line of credit available pursuant to the Company’s current Credit Facility. Upon expiration of the Credit Facility in 2006, the Company expects to refinance its obligations.

The Company does not presently have any derivative financial instruments.

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

As of April 28, 2003, an evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of April 28, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to April 28, 2003.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Incorporated by reference to the description of legal proceedings in the “Commitments and Contingencies” footnote in the financial statements set forth in Part I. “Financial Information”.

ITEM 2.    CHANGES IN SECURITIES

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number and Description

99.1*	Chief Executive Officer – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Chief Financial Officer – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

(b) Reports on Form 8-K

On April 22, 2003, the Company filed a report on Form 8-K, reporting that a press release had been issued reporting the Company’s earnings for the quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC

Date: May 12, 2003		/s/ Joseph M. Squeri
	By:	Joseph M. Squeri Sr. VP, Development and Chief Financial Officer

WRITTEN STATEMENT

OF

CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

The undersigned hereby certify that the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed by Choice Hotels International, Inc. with the Securities and Exchange Commission fully complies with the requirements of Section 13(a) or

15(d) of the Securities Exchange Act of 1934 and that information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the issuer.

Dated: May 12, 2003	/s/ Charles A. Ledsinger, Jr.
Charles A. Ledsinger, Jr. President and Chief Executive Officer

Dated: May 12, 2003	/s/ Joseph M. Squeri
Joseph M. Squeri Sr. VP, Development and Chief Financial Officer