Form 10-Q
period 2003-06-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2003-08-14
CIK 1046311

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No☐

CLASS	SHARES OUTSTANDING AT JUNE 30, 2003
Common Stock, Par Value $0.01 per share	35,600,807
Preferred Stock Purchase Rights

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
REVENUES:

Royalty fees	$37,599	$36,156	$64,850	$62,140
Initial franchise and relicensing fees	4,652	3,596	7,259	5,737
Partner services	4,371	4,341	6,677	6,492
Marketing and reservation	53,557	54,497	100,910	98,349
Hotel operations	947	910	1,784	1,609
Other	2,371	969	3,573	1,894

Total revenues	103,497	100,469	185,053	176,221

OPERATING EXPENSES:

Selling, general and administrative	17,416	14,991	30,902	27,403
Depreciation and amortization	3,130	2,798	5,889	5,525
Marketing and reservation expense	53,557	54,497	100,910	98,349
Hotel operations	727	736	1,453	1,389

Total operating expenses	74,830	73,022	139,154	132,666

OPERATING INCOME	28,667	27,447	45,899	43,555

OTHER INCOME AND EXPENSES:

Interest expense	3,068	3,407	6,092	6,598
Interest and other investment income	(1,888)	(1,138)	(3,242)	(2,277)

Total other income and expenses	1,180	2,269	2,850	4,321

INCOME BEFORE INCOME TAXES	27,487	25,178	43,049	39,234

INCOME TAXES	10,376	9,872	16,251	15,354

NET INCOME	$17,111	$15,306	$26,798	$23,880

WEIGHTED AVERAGE SHARES OUTSTANDING-BASIC	35,726	39,812	36,253	40,544

WEIGHTED AVERAGE SHARES OUTSTANDING-DILUTED	36,558	40,663	37,015	41,332

BASIC EARNINGS PER SHARE	$0.48	$0.38	$0.74	$0.59

DILUTED EARNINGS PER SHARE	$0.47	$0.38	$0.72	$0.58

The accompanying notes are an integral part of these consolidated statements of income.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$18,115	$12,227
Receivables (net of allowance for doubtful accounts of $6,485 and $6,035, respectively)	35,209	32,470
Other current assets	3,137	3,349

Total current assets	56,461	48,046

PROPERTY AND EQUIPMENT, AT COST, NET	59,407	64,650

GOODWILL	60,620	60,620

FRANCHISE RIGHTS, NET	36,541	36,336

RECEIVABLE—MARKETING AND RESERVATION FEES	53,313	44,916

NOTE RECEIVABLE FROM SUNBURST	41,318	41,318

OTHER ASSETS	19,988	18,496

Total assets	$327,648	$314,382

The accompanying notes are an integral part of these consolidated balance sheets.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 30, 2003	December 31, 2002
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES

Current portion of long-term debt	$25,013	$23,796
Accounts payable	33,432	23,142
Accrued expenses and other	23,983	29,686
Income taxes payable	8,804	8,879

Total current liabilities	91,232	85,503

LONG-TERM DEBT	297,367	283,995

DEFERRED INCOME TAXES AND OTHER LIABILITIES	64,143	58,683

Total liabilities	452,742	428,181

Commitments and Contingencies

SHAREHOLDERS’ DEFICIT

Common stock, $.01 par value	356	371
Additional paid-in-capital	74,104	73,100
Accumulated other comprehensive income	792	42
Deferred compensation	(3,168)	(3,492)
Treasury stock	(463,995)	(423,839)
Retained earnings	266,817	240,019

Total shareholders’ deficit	(125,094)	(113,799)

Total liabilities and shareholders’ deficit	$327,648	$314,382

The accompanying notes are an integral part of these consolidated balance sheets.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, IN THOUSANDS)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$26,798	$23,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,889	5,525
Provision for bad debts	249	348
Non-cash stock compensation	948	397
Non-cash interest and other investment income	(652)	(2,222)

Changes in assets and liabilities:
Receivables	(2,141)	(8,520)
Receivable—marketing and reservation fees, net	(1,689)	(6,181)
Current liabilities	4,587	(2,621)
Income taxes payable/receivable and other assets	697	3,671
Deferred income taxes and other liabilities	5,528	11,357

NET CASH PROVIDED BY OPERATING ACTIVITIES	40,214	25,634

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in property and equipment	(4,972)	(6,229)
Proceeds from disposition of property	498	—
Acquisition of Flag	(1,211)	—
Other items, net	(2,987)	828

NET CASH UTILIZED IN INVESTING ACTIVITIES	(8,672)	(5,401)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term debt	89,800	210,802
Principal payments on long-term debt	(75,243)	(171,016)
Purchase of treasury stock	(43,676)	(66,171)
Proceeds from exercise of stock options	3,465	4,480

NET CASH UTILIZED IN FINANCING ACTIVITIES	(25,654)	(21,905)

Net change in cash and cash equivalents	5,888	(1,672)
Cash and cash equivalents at beginning of period	12,227	16,871

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,115	$15,199

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments during the period for:
Income taxes, net of refunds	$13,921	$978
Interest	$6,756	$7,767
Non-cash financing activities:
Income tax benefit realized from employee stock options exercised	$559	$1,182

The accompanying notes are an integral part of these consolidated statements of cash flows.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Company Information and Significant Accounting Policies

The accompanying unaudited consolidated financial statements of Choice Hotels International, Inc. and subsidiaries (together the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include any normal recurring adjustments) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2002 and notes thereto included in the Company’s Form 10-K, filed with the Securities and Exchange Commission on March 31, 2003 (the “10-K”). Interim results are not necessarily indicative of the entire year results because of seasonal variations. All intercompany transactions and balances between Choice Hotels International, Inc. and its subsidiaries have been eliminated in consolidation.

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

Certain reclassifications have been made to the Company’s consolidated balance sheet as of December 31, 2002 to conform with the current year presentation.

2.	Stock-Based Compensation

Effective January 1, 2003, the Company adopted, in accordance with the prospective method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the fair value based method of accounting for stock option awards granted on or after January 1, 2003.

The Company’s stock option plans and related accounting policies are described more fully in the notes to consolidated financial statements in the 10-K. No compensation expense related to the Company’s stock option plans was reflected in net income for the six months ended June 30, 2002, because the Company accounted for those options under APB Opinion No. 25 and all stock options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 148 to all stock compensation for the three and six months ended June 30, 2003 and 2002.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2003	2002	2003	2002
Net income, as reported	$17,111	$15,306	$26,798	$23,880

Stock-based employee compensation cost included in reported net income, net of related tax effects	339	121	588	246

Total stock-based employee compensation expense determined under fair value method for all awards, net of tax effects	(709)	(773)	(1,341)	(1,551)

Pro forma net income	$16,741	$14,654	$26,045	$22,575

Earnings per share:
Basic-as reported	$0.48	$0.38	$0.74	$0.59
Basic-pro forma	$0.47	$0.37	$0.72	$0.56
Diluted-as reported	$0.47	$0.38	$0.72	$0.58
Diluted-pro forma	$0.46	$0.36	$0.70	$0.55

3.	Receivable—Marketing and Reservation Fees

The marketing and reservation fees receivable at June 30, 2003 and December 31, 2002 was $53.3 million and $44.9 million, respectively. Depreciation and amortization expense attributable to marketing and reservation activities was $3.6 million and $3.1 million for the three months ended June 30, 2003 and 2002, respectively, and $6.6 million and $6.3 million for the six months ended June 30, 2003 and 2002, respectively. For each of the three month periods ended June 30, 2003 and 2002, interest expense attributable to reservation activities was $0.3 million, and for each of the six month periods ended June 30, 2003 and 2002, interest expense attributable to reservation activities was $0.7 million.

4.	Restructuring Programs

During 2002, the Company recognized restructuring charge expense of $1.6 million pursuant to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The restructuring charge related to employee severance and termination benefits for 23 employees resulting from corporate realignment initiatives. The restructuring was initiated and completed in 2002. As of December 31, 2002, the remaining liability related to this restructuring totaled $0.9 million and was included in accrued expenses and other liabilities in the accompanying consolidated balance sheet. The Company paid approximately $0.1 million and $0.9 million in cash related to this restructuring during the three and six months ended June 30, 2003, respectively, and the remaining liability at June 30, 2003, of less than $0.1 million, is expected to be paid in cash during 2003.

During 2001, the Company recognized restructuring charge expense of $5.9 million, pursuant to Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The restructuring charge included $5.3 million related to a corporate realignment designed to increase strategic focus on delivering value-added services to franchisees, including centralizing the Company’s franchise service and sales operations, consolidating its brand management functions and realigning its call center operations. Of this $5.3 million, $5.1 million relates to severance and termination benefits for 64 employees (consisting of brand management and new hotels support, reservation sales and administrative personnel and franchise sales and operations support) and $0.2 million relates to the cancellation of pre-existing contracts for termination of domestic leases. The remaining $0.6 million of the $5.9 million is due to exit costs related to the termination of a corporate hotel construction project. As of December 31, 2002, the remaining liability related to this restructuring totaled $0.6 million and was included in accrued expenses and other liabilities in the accompanying consolidated balance sheet. The Company paid approximately $0.1 million and $0.5 million in cash related to this restructuring during the three and six months ended June 30, 2003, respectively. During the three months ended June 30, 2003, the Company’s obligations related to the 2001 restructuring were satisfied and approximately $0.1 million was recorded as a reduction of selling, general and administrative expense in the accompanying consolidated statements of income resulting in no liability remaining at June 30, 2003.

5.	Income Taxes

The income tax provisions for the three and six month periods ended June 30, 2003 and 2002 are based on the effective tax rates expected to be applicable for the corresponding full year periods. The 2003 and 2002 six month rates of 38% and 39%, respectively, differ from the statutory rates primarily because of state income taxes and certain federal and state income tax credits.

6.	Comprehensive Income

Comprehensive income was $17.6 million and $15.7 million for the three months ended June 30, 2003 and 2002, respectively, and $27.5 and $24.4 million for the six months ended June 30, 2003 and 2002. The differences between net income and comprehensive income are described in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2003	2002	2003	2002

Net income	$17,111	$15,306	$26,798	$23,880
Other Comprehensive income, net of tax:
Unrealized gains (losses) on marketable equity securities	3	(19)	(28)	114
Foreign currency translation	471	435	812	475
Amortization of deferred gain on hedge	(17)	(17)	(34)	(34)

Other comprehensive income	457	399	750	555

Comprehensive income	$17,568	$15,705	$27,548	$24,435

7.	Capital Stock and Earnings Per Share

During the three months ended June 30, 2003, the Company repurchased 0.5 million shares of its common stock at a total cost of $13.3 million. During the six months ended June 30, 2003, the Company repurchased 1.8 million shares of its common stock at a total cost of $43.9 million including, 1.0 million shares at a total cost of $24.8 million from the Company’s largest shareholder, affiliates and related parties.

The Company received $1.9 million and $3.5 million in proceeds from the exercise of 0.1 million and 0.3 million employee stock options during the three months and six months ended June 30, 2003, respectively.

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

In April 2003, the Company entered into a new $10.0 million revolving line of credit with a maturity of April 2004. The new line of credit includes customary financial and other covenants that require the maintenance of certain ratios identical to those included in the Company’s existing senior credit facility. Borrowings under the line of credit bear interest at rates established at the time of borrowing based on prime minus 175 basis points. The Company had $5.7 million outstanding at June 30, 2003 under this line of credit.

In May 2003, the Company extended the maturity of a $10.0 million revolving line of credit, originally obtained in August 2002, until May 2004.

10.	Reportable Segment Information

The Company has a single reportable segment encompassing its franchising business. Franchising revenues are comprised of royalty fees, initial franchise and relicensing fees, partner services revenue, marketing and reservation fees and other. The Company is obligated under its franchise agreements to provide marketing and reservation services appropriate for the successful operation of its systems. These services do not represent separate reportable segments as their operations are directly related to the Company’s franchising business. The revenues received from franchisees that are used to pay for part of the Company’s central ongoing operations are included in franchising revenues and are offset by the related expenses paid for marketing and reservation activities to calculate franchising operating income. Corporate and other revenue consists of hotel operations. Except as described in Note 3, the Company does not allocate interest income, interest expense or income taxes to its franchising segment.

The following table presents the financial information for the Company’s franchising segment.

	Three Months Ended June 30, 2003			Three Months Ended June 30, 2002
(In thousands)	Franchising	Corporate & Other	Consolidated	Franchising	Corporate & Other	Consolidated
Revenues	$102,550	$947	$103,497	$99,559	$910	$100,469
Operating income (loss)	42,153	(13,486)	28,667	38,165	(10,718)	27,447

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002
(In thousands)	Franchising	Corporate & Other	Consolidated	Franchising	Corporate & Other	Consolidated
Revenues	$183,269	$1,784	$185,053	$174,612	$1,609	$176,221
Operating income (loss)	69,287	(23,388)	45,899	62,954	(19,399)	43,555

11.	Commitments and Contingencies

The Company is a defendant in a number of lawsuits arising in the ordinary course of business. In the opinion of management and the general counsel to the Company, the ultimate outcome of such litigation will not have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

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

Prior to January 1, 2003, the Company entered into a $3.0 million letter of credit as support for construction and permanent financing of a Sleep Inn and a MainStay Suites, each located in Atlanta, Georgia. The letter of credit expires in December 2003.

12.	Impact of Recently Issued Accounting Standards

On January 1, 2003, the Company adopted FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” in its entirety. Such Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of any guarantee issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee. The impact of adopting this Interpretation was not material to the Company’s results of operations or financial position.

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

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities – an Interpretation of “Accounting Research Bulletin” (“ARB”) No. 51”. This Interpretation clarifies the application of the majority voting interest requirement of ARB No. 51, “Consolidated Financial Statements”, to certain types of variable interest entities that do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The controlling financial interest may be achieved through arrangements that do not involve voting interests. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies to the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The Interpretation applies to public enterprises as of the beginning of the applicable interim or annual period, and it applies to nonpublic enterprises as of the end of the applicable annual period. The Company adopted the applicable provisions of FIN No. 46 on January 31, 2003. The impact of adopting the provisions of FIN No. 46 applicable to periods after June 30, 2003 is not expected to have a material impact on our results of operations or financial position.

On May 31, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This standard addresses how certain financial instruments with characteristics of both liabilities and equity should be classified and measured. The provisions of this standard are primarily effective as of July 1, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on the Company’s results of operations or financial position.

13.    Subsequent Events

On August 13, 2003, the Company’s Board of Directors approved a cash dividend payment policy on its common stock. The plan approved by the Company’s Board of Directors anticipates an initial quarterly dividend of $0.20, or $0.80 per share annually. The first quarterly dividend is expected to be declared in the fourth quarter of 2003 and paid in the first quarter of 2004. The actual declaration of dividends, and the setting of record and payment dates, is subject to final determination by the Board each quarter after its review of the Company’s financial performance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Month Periods Ended June 30, 2003 and June 30, 2002

The Company recorded net income of $17.1 million, or $0.47 per diluted share, for the three months ended June 30, 2003, compared to net income for the same period of 2002 of $15.3 million, or $0.38 per diluted share. The increase in net income for the period is attributable to improved operating income resulting primarily from a $1.4 million increase in royalty fees, a $1.1 million increase in initial franchise and relicensing fees, and $1.4 million in other revenue primarily attributable to termination awards and service charges compared to the three months ended June 30, 2002 partially offset by increased costs including compensation expense related to the Company’s adoption of the fair value method of accounting for stock options on January 1, 2003, convention and key customer marketing activities and the consolidation of Flag.

Franchise Revenues

The Company’s revenues, excluding marketing and reservation fees and hotel operations, were $49.0 million and $45.1 million for the three months ended June 30, 2003 and 2002, respectively. Royalty revenue increased by $1.4 million to $37.6 million for the three months ended June 30, 2003, from $36.2 million during the corresponding period in 2002. Approximately $0.1 million of the change relates to increased domestic royalty revenue attributable to an increase of 168 domestic units from the corresponding prior year period partially offset by a 4.0% decline in RevPAR. International royalty revenue increased $1.3 million, primarily due to the consolidation of Flag. Initial franchise and relicensing fee revenue increased $1.1 million, to $4.7 million for the three months ended June 30, 2003, from $3.6 million during the corresponding period in 2002. The increase in initial franchise and relicensing fee revenue is primarily attributable to an increase in the number of contracts executed to add new hotels to our system resulting from business development activities. Revenues generated from partner services relationships increased 2.3%, to $4.4 million for the three months ended June 30, 2003, from $4.3 million during the corresponding period in 2002. Partner services revenue is generated from hotel industry vendors (who have been designated as preferred providers) based on the level of goods or services purchased by hotel owners and guests of the Company’s franchised hotels.

The total number of domestic hotels online increased to 3,562 from 3,394 as of June 30, 2003 and 2002, respectively, an increase of 4.9%. This represents an increase in the number of rooms open of 4.8% from 276,380 as of June 30, 2002 to 289,701 as of June 30, 2003. As of June 30, 2003, the Company had 315 hotels under development in its domestic hotel system representing 25,198 rooms.

The total number of international hotels online was 1,181 as of June 30, 2003, compared to 1,032 as of the corresponding prior year period. The total number of international rooms was 93,891 as of June 30, 2003, compared to 84,294 as of June 30, 2002. As of June 30, 2003, the Company had 81 franchised hotels under development in its international hotel system representing 8,708 rooms.

Franchise Expenses

The cost to operate the franchising business is reflected in selling, general and administrative (“SG&A”) expenses. SG&A expenses increased to $17.4 million from $15.0 million, an increase of $2.4 million for the three months ended June 30, 2003, as compared to the corresponding prior period. As a percentage of revenues, excluding marketing and reservation fees and hotel operations, total SG&A expenses were 35.5% for the second quarter of 2003, compared to 33.3% for 2002. The increase is primarily related to the consolidation of Flag during the third quarter of 2002 and increases in other costs including insurance, convention, stock and other employee compensation arrangements.

Marketing and Reservations

Marketing and reservation fees and expense recognized by the Company were $53.6 million and $54.5 million for the three months ended June 30, 2003 and 2002, respectively. Marketing and reservation expenses decreased as a result of the timing of advertising and sales promotions. Depreciation and amortization expense attributable to marketing and reservation activities was $3.6 million and $3.1 million for the three months ended June 30, 2003 and 2002, respectively. For each of the three month periods ended June 30, 2003 and 2002, interest expense attributable to reservation activities was $0.3 million. The Company’s balance sheet includes a receivable of $53.3 million and $44.9 million for marketing and reservation activities as of June 30, 2003 and December 31, 2002, respectively. The marketing and reservation receivable balance increase is attributable to seasonal variations in marketing and reservation activities. The Company expects the marketing and reservation receivable to be between $38.5 million and $40.0 million at December 31, 2003.

Other

For the three months ended June 30, 2003 and 2002, the Company recognized $1.2 million and $1.1 million, respectively, of interest income from its subordinated term note to Sunburst.

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

Comparison of Operating Results for the Six Month Periods Ended June 30, 2003 and June 30, 2002

The Company recorded net income of $26.8 million, or $0.72 per diluted share, for the six months ended June 30, 2003, compared to net income for the same period of 2002 of $23.9 million, or $0.58 per diluted share. The increase in net income for the period is attributable to improved operating income resulting primarily from a $2.7 million increase in royalty fees, a $1.5 million increase in initial franchise and relicensing fees, and $1.7 million in other revenue primarily attributable to termination awards and service charges compared to the six months ended June 30, 2002 partially offset by increased costs including compensation expense related to the Company’s adoption of the fair value method of accounting for stock options on January 1, 2003, convention and key customer marketing activities and the consolidation of Flag.

Franchise Revenues

The Company’s revenues, excluding marketing and reservation fees and hotel operations, were $82.4 million and $76.3 million for the six months ended June 30, 2003 and 2002, respectively. Royalty revenue increased by $2.8 million to $64.9 million for the six months ended June 30, 2003, from $62.1 million during the corresponding period in 2002. Approximately $0.3 million of the change relates to increased domestic royalty revenue attributable to an increase of 168 domestic units from the corresponding prior year period, partially offset by a 2.9% decline in RevPAR. International royalty revenue increased $2.4 million, primarily due to the consolidation of Flag. Initial franchise and relicensing fee revenue increased $1.6 million, to $7.3 million for the six months ended June 30, 2003, from $5.7 million during the corresponding period in 2002. The increase in initial franchise and relicensing fee revenue is primarily attributable to an increase in the number of contracts executed to add new hotels to our system resulting from business development activities. Revenues generated from partner services relationships increased 3.1%, to $6.7 million for the six months ended June 30, 2003, from $6.5 million during the corresponding period in 2002. The increase in partner services revenue is primarily attributable to the addition of new strategic partner endorsed vendors and from the usage of guest services programs available to franchisees.

Franchise Expenses

The cost to operate the franchising business is reflected in SG&A expenses. SG&A expenses increased to $30.9 million from $27.4 million, an increase of $3.5 million for the six months ended June 30, 2003, as compared to the corresponding prior period. As a percentage of revenues, excluding marketing and reservation fees and hotel operations, total SG&A expenses were 37.5% for the six months ended June 30, 2003, compared to 35.9% for 2002. The increase is primarily related to the consolidation of Flag during the third quarter of 2002 and increases in other costs including insurance, convention, stock and other employee compensation arrangements.

Marketing and Reservations

Marketing and reservation fees and expenses recognized by the Company were $100.9 million and $98.3 million for the six months ended June 30, 2003 and 2002, respectively. Marketing and reservation fees increased as a result of increased levels of national marketing and reservations activities. Depreciation and amortization expense attributable to marketing and reservation activities were $6.6 million and $6.3 million for the six months ended June 30, 2003 and 2002, respectively. For each of the six months ended June 30, 2003 and 2002, interest expense attributable to reservation activities was $0.7 million.

Other

For the six months ended June 30, 2003 and 2002, the Company recognized $2.3 million and $2.2 million, respectively, of interest income from its subordinated term note to Sunburst.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $40.2 million for the six months ended June 30, 2003, an increase of $14.6 million from $25.6 million for 2002. The increase is due to increases in operating income, the receipt of cash interest payments on the

Company’s subordinated term note to Sunburst and other working capital improvements during the six months ended June 30, 2003, as compared to the corresponding prior year period.

In April 2003, the Company entered into a new $10.0 million revolving line of credit with a maturity of April 2004. The new line of credit includes customary financial and other covenants that require the maintenance of certain ratios identical to those included in the Company’s existing senior credit facility. Borrowings under the line of credit bear interest at rates established at the time of borrowing based on prime minus 175 basis points. The Company had $5.7 million outstanding at June 30, 2003 under this line of credit.

In May 2003, the Company extended the maturity of a $10.0 million revolving line of credit, originally obtained in August 2002, until May 2004.

At June 30, 2003, the total long-term debt outstanding for the Company was $322.4 million, $25.0 million of which matures in the next twelve months. The Company presently expects to refinance principal maturities of its outstanding debt using the revolving line of credit available pursuant to the Company’s current Credit Facility. Upon expiration of the Credit Facility in 2006, the Company expects to refinance its obligations.

During 2002, the Company recognized restructuring charge expense of $1.6 million pursuant to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The restructuring charge related to employee severance and termination benefits for 23 employees resulting from corporate realignment initiatives. The restructuring was initiated and completed in 2002. As of December 31, 2002, the remaining liability related to this restructuring totaled $0.9 million and was included in accrued expenses and other liabilities in the accompanying consolidated balance sheet. The Company paid approximately $0.1 million and $0.9 million in cash related to this restructuring during the three and six months ended June 30, 2003, respectively, and the remaining liability at June 30, 2003, of less than $0.1 million, is expected to be paid in cash during 2003.

During 2001, the Company recognized restructuring charge expense of $5.9 million, pursuant to Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The restructuring charge included $5.3 million related to a corporate realignment designed to increase strategic focus on delivering value-added services to franchisees, including centralizing the Company’s franchise service and sales operations, consolidating its brand management functions and realigning its call center operations. Of this $5.3 million, $5.1 million relates to severance and termination benefits for 64 employees (consisting of brand management and new hotels support, reservation sales and administrative personnel and franchise sales and operations support) and $0.2 million relates to the cancellation of pre-existing contracts for termination of domestic leases. The remaining $0.6 million of the $5.9 million is due to exit costs related to the termination of a corporate hotel construction project. As of December 31, 2002, the remaining liability related to this restructuring totaled $0.6 million and was included in accrued expenses and other liabilities in the accompanying consolidated balance sheet. The Company paid approximately $0.1 million and $0.5 million in cash related to this restructuring during the three and six months ended June 30, 2003, respectively. During the three months ended June 30, 2003, the Company’s obligations related to the 2001 restructuring were satisfied and approximately $0.1 million was recorded as a reduction of selling, general and administrative expense in the accompanying consolidated statements of income resulting in no liability remaining at June 30, 2003.

Net cash outflows were $1.7 million related to marketing and reservation activities during the six months ended June 30, 2003. The Company expects marketing and reservation activities to generate positive cash flows between $16.0 and $19.0 million for the year ended December 31, 2003. The Company expects the marketing and reservation receivable to be between $38.5 million and $40.0 million at December 31, 2003.

The Company expects capital expenditures to range between $12.0 and $15.0 million for the year ended December 31, 2003.

During the three months ended June 30, 2003, the Company repurchased 0.5 million shares of its common stock at a total cost of $13.3 million. During the six months ended June 30, 2003, the Company repurchased 1.8 million shares of its common stock at a total cost of $43.9 million including, during the six months ended June 30, 2003, 1.0 million shares at a total cost of $24.8 million from the Company’s largest shareholder, affiliates and related parties. At June 30, 2003, the Company has approximately 35.6 million shares outstanding.

The Company received $1.9 million and $3.5 million in proceeds from the exercise of 0.1 million and 0.3 million employee stock options during the three months and six months ended June 30, 2003, respectively.

On August 13, 2003, the Company’s Board of Directors approved a cash dividend payment policy on its common stock. The plan approved by the Company’s Board of Directors anticipates an initial quarterly dividend of $0.20, or $0.80 per share annually. The first quarterly dividend is expected to be declared in the fourth quarter of 2003 and paid in the first quarter of 2004. The actual declaration of dividends, and the setting of record and payment dates, is subject to final determination by the Board each quarter after its review of the Company’s financial performance.

The Company believes that cash flows from operations and available financing capacity (as of June 30, 2003, the Company had approximately $39.3 million available for borrowing under existing lines of credit) is adequate to meet the expected operating, investing and financing requirements for the business for the immediate future.

New Accounting Pronouncements

On January 1, 2003, the Company adopted FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” in its entirety. Such Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of any guarantee issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee. The impact of adopting this Interpretation was not material to the Company’s results of operations or financial position.

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

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities – an Interpretation of “Accounting Research Bulletin” (“ARB”) No. 51”. This Interpretation clarifies the application of the majority voting interest requirement of ARB No. 51, “Consolidated Financial Statements”, to certain types of variable interest entities that do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The controlling financial interest may be achieved through arrangements that do not involve voting interests. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies to the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The Interpretation applies to public enterprises as of the beginning of the applicable interim or annual period, and it applies to nonpublic enterprises as of the end of the applicable annual period. The Company adopted the applicable provisions of FIN No. 46 on January 31, 2003. The impact of adopting the provisions of FIN No. 46 applicable to periods after June 30, 2003 are not expected to have a material impact on our results of operations or financial position.

On May 31, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This standard addresses how certain financial instruments with characteristics of both liabilities and equity should be classified and measured. The provisions of this standard are primarily effective as of July 1, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on the Company’s results of operations or financial position.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report, including those in the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not historical facts constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. Words such as “believes,” “anticipates,” “expects,” “intends,” “estimates,” “projects,” and other similar expressions, which are predictions of or indicate future events and trends, typically identify forward-looking statements. Such statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those projected, including: competition within each of our business segments; business strategies and their intended results; the balance between supply of and demand for hotel rooms; our ability to obtain new franchise agreements; our ability to develop and maintain positive relations with current and potential hotel owners; the effect of international, national and regional economic conditions and geopolitical events such as acts of war, terrorism or epidemics; the availability of capital to allow us and potential hotel owners to fund investments and construction of hotels; the cost and other effects of legal proceedings; and other risks described from time to time in our filings with the Securities and Exchange Commission, including those set forth under the heading “Risk Factors” in our Report on Form 10-Q for the period ended March 31, 2003. Given these uncertainties, you are cautioned not to place undue reliance on such statements. We also undertake no obligation to publicly update or revise any forward-looking statement to reflect current or future events or circumstances.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company’s foreign investments and revenues. The Company manages its exposure to this market risk through the monitoring of its available financing alternatives including in certain circumstances the potential use of derivative financial instruments. The Company’s strategy to manage exposure to changes in interest rates and foreign currencies remains unchanged from 1997. Furthermore, the Company does not foresee any significant changes in exposure in these areas or in how such exposure is managed in the near future.

At June 30, 2003 and December 31, 2002, the Company had $322.4 million and $307.8 million of debt outstanding at an effective interest rate of 3.9% and 4.2%, respectively. A hypothetical change of 10% in the Company’s effective interest rate from June 30, 2003 levels would increase or decrease annual interest expense by $0.5 million. The Company expects to refinance the $91.0 million variable rate term loan balance remaining at June 30, 2003, as the principal amortizes using the revolving line of credit available pursuant to the Company’s current Credit Facility. Upon expiration of the Credit Facility in 2006, the Company expects to refinance its obligations.

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

As of August 13, 2003, an evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of August 13, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to August 13, 2003.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Incorporated by reference to the description of legal proceedings in the “Commitments and Contingencies” footnote in the financial statements set forth in Part I. “Financial Information”.

ITEM 2.	CHANGES IN SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on April 28, 2003. At the meeting, Barbara Bainum, Charles A. Ledsinger, Jr. and Larry R. Levitan were each elected to a three year term expiring in 2006. The terms of the following directors continue after the meeting.

Stewart Bainum, Jr.

William L. Jews

Raymond E. Schultz

Ervin Shames

Jerry E. Robertson

The Company’s shareholders voted to increase the number of shares of the Company’s common stock available for issuance under the Company’s Non-Employee Director Stock Option and Deferred Compensation Stock Purchase Plan by 150,000 shares, so that the total number of shares issuable under the plan is 300,000.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number and Description

31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Filed herewith

(b) Reports on Form 8-K

The Company filed a report on Form 8-K, dated July 23, 2003, reporting that a press release had been issued reporting the Company’s earnings for the quarter ended June 30, 2003.

The Company filed a report on Form 8-K, dated July 17, 2003, reporting that a press release had been issued announcing earnings guidance for the quarter ended June 30, 2003.

The Company filed a report on Form 8-K, dated August 13, 2003, announcing its intention to initiate payment of a cash dividend on its common stock.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

Date:	August 13, 2003	By:	/s/ JOSEPH M. SQUERI
Joseph M. Squeri
Senior Vice President, Development and Chief Financial Officer