Form 10-Q
period 2003-09-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2003-11-12
CIK 1046311

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒  No  ☐

CLASS	SHARES OUTSTANDING AT SEPTEMBER 30, 2003
Common Stock, Par Value $0.01 per share	35,654,414
Preferred Stock Purchase Rights

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
REVENUES:

Royalty fees	$48,346	$46,349	$113,196	$108,588
Initial franchise and relicensing fees	4,026	3,524	11,285	9,261
Partner services	2,953	2,548	9,630	9,040
Marketing and reservation	48,639	50,251	149,549	148,600
Hotel operations	955	920	2,739	2,529
Other	974	1,438	4,547	3,234

Total revenues	105,893	105,030	290,946	281,252

OPERATING EXPENSES:

Selling, general and administrative	14,135	14,681	45,037	42,084
Depreciation and amortization	2,583	2,692	8,472	8,217
Marketing and reservation	48,639	50,251	149,549	148,600
Hotel operations	764	821	2,217	2,210

Total operating expenses	66,121	68,445	205,275	201,111

OPERATING INCOME	39,772	36,585	85,671	80,141

OTHER INCOME AND EXPENSES:

Interest expense	2,893	3,287	8,985	9,885
Interest and other investment income	(1,675)	(530)	(4,917)	(2,806)
Minority interest in net income of consolidated subsidiary	—	105	—	105

Total other income and expenses	1,218	2,862	4,068	7,184

INCOME BEFORE INCOME TAXES	38,554	33,723	81,603	72,957

INCOME TAXES	14,209	11,856	30,460	27,209

NET INCOME	$24,345	$21,867	$51,143	$45,748

WEIGHTED AVERAGE SHARES OUTSTANDING-BASIC	35,635	39,035	36,045	40,036

WEIGHTED AVERAGE SHARES OUTSTANDING-DILUTED	36,745	39,755	36,936	40,786

BASIC EARNINGS PER SHARE	$0.68	$0.55	$1.42	$1.14

DILUTED EARNINGS PER SHARE	$0.66	$0.54	$1.38	$1.12

The accompanying notes are an integral part of these consolidated statements of income.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$15,697	$12,227
Receivables (net of allowance for doubtful accounts of $6,658 and $6,035, respectively)	38,508	32,470
Other current assets	3,138	3,349

Total current assets	57,343	48,046

PROPERTY AND EQUIPMENT, AT COST, NET	57,091	64,650

GOODWILL	60,620	60,620

FRANCHISE RIGHTS, NET	35,772	36,336

RECEIVABLE – MARKETING AND RESERVATION FEES	41,094	44,916

NOTE RECEIVABLE FROM SUNBURST	41,318	41,318

OTHER ASSETS	20,796	18,496

Total assets	$314,034	$314,382

The accompanying notes are an integral part of these consolidated balance sheets.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30, 2003	December 31, 2002
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES

Current portion of long-term debt	$27,471	$23,796
Accounts payable	27,654	23,142
Accrued expenses and other	27,536	29,686
Income taxes payable	18,481	8,879

Total current liabilities	101,142	85,503

LONG-TERM DEBT	252,595	283,995

DEFERRED INCOME TAXES AND OTHER LIABILITIES	59,315	58,683

Total liabilities	413,052	428,181

Commitments and Contingencies

SHAREHOLDERS’ DEFICIT

Common stock, $.01 par value	357	371
Additional paid-in-capital	73,883	73,100
Accumulated other comprehensive income	920	42
Deferred compensation	(2,920)	(3,492)
Treasury stock	(462,420)	(423,839)
Retained earnings	291,162	240,019

Total shareholders’ deficit	(99,018)	(113,799)

Total liabilities and shareholders’ deficit	$314,034	$314,382

The accompanying notes are an integral part of these consolidated balance sheets.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, IN THOUSANDS)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$51,143	$45,748
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,472	8,217
Provision for bad debts	213	653
Non-cash stock compensation	1,489	615
Non-cash interest and other investment income	(1,032)	(1,515)
Minority interest in net income of consolidated subsidiary	—	105

Changes in assets and liabilities, net of acquisitions:
Receivables	(5,602)	(7,353)
Receivable – marketing and reservation fees, net	13,438	5,071
Current liabilities	2,362	(1,681)
Income taxes payable/receivable and other assets	10,628	13,818
Deferred income taxes and other liabilities	929	10,995

NET CASH PROVIDED BY OPERATING ACTIVITIES	82,040	74,673

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in property and equipment	(7,076)	(8,225)
Proceeds from disposition of property	498	—
Acquisition of Flag	(1,211)	(1,557)
Other items, net	(3,653)	(933)

NET CASH UTILIZED IN INVESTING ACTIVITIES	(11,442)	(10,715)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term debt	102,800	271,071
Principal payments on long-term debt	(130,573)	(251,168)
Purchase of treasury stock	(43,725)	(90,839)
Proceeds from exercise of stock options	4,370	5,318

NET CASH UTILIZED IN FINANCING ACTIVITIES	(67,128)	(65,618)

Net change in cash and cash equivalents	3,470	(1,660)
Cash and cash equivalents at beginning of period	12,227	16,871

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,697	$15,211

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments during the period for:
Income taxes, net of refunds	$23,558	$1,642
Interest	$8,474	$9,541
Non-cash investing activities:
Conversion of note receivable into Flag equity interest	$—	$1,061
Non-cash financing activities related to employee stock options exercised:
Income tax benefit realized	$815	$1,399
Treasury shares received for employee tax withholding obligations	$98	$—
Common shares surrendered in-lieu of exercise price	$181	$—

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

The Company’s stock option plans and related accounting policies are described more fully in the notes to consolidated financial statements in the 10-K. No compensation expense related to the Company’s stock option plans was reflected in net income for the three and nine months ended September 30, 2002, because the Company accounted for those options under APB Opinion No. 25 and all stock options granted under the Company’s plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 148 to all stock compensation for the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2003	2002	2003	2002
Net income, as reported	$24,345	$21,867	$51,143	$45,748

Stock-based employee compensation cost included in reported net income, net of related tax effects	335	114	923	360

Total stock-based employee compensation expense determined under fair value method for all awards, net of tax effects	(688)	(748)	(2,029)	(2,299)

Net income, pro forma	$23,992	$21,233	$50,037	$43,809

Earnings per share:
Basic-as reported	$0.68	$0.55	$1.42	$1.14
Basic-pro forma	$0.67	$0.54	$1.39	$1.09
Diluted-as reported	$0.66	$0.54	$1.38	$1.12
Diluted-pro forma	$0.65	$0.53	$1.35	$1.07

3.	Receivable - Marketing and Reservation Fees

The marketing and reservation fees receivable at September 30, 2003 and December 31, 2002 was $41.1 million and $44.9 million, respectively. Depreciation and amortization expense attributable to marketing and reservation activities was $2.9 million and $3.2 million for the three months ended September 30, 2003 and 2002, respectively, and $9.5 million for each of the nine month periods ended September 30, 2003 and 2002. For each of the three month periods ended September 30, 2003 and 2002, interest expense attributable to reservation activities was $0.3 million, and $0.9 million and $1.1 million for the nine months ended September 30, 2003 and 2002, respectively.

4.	Transactions with Sunburst

On September 4, 2003, the Company and Sunburst entered into an Amendment Agreement regarding certain terms of the $41.3 million note receivable from Sunburst (the “Note”). As an incentive for Sunburst to accelerate repayment of the Note, the Company agreed to modify the yield maintenance provisions of the Note. Pursuant to the Amendment Agreement, at any time prior to January 31, 2004, upon Sunburst’s irrevocable election to redeem the Note, Choice will amend the existing optional redemption provision to allow Sunburst to redeem the Note at a percentage of the principal amount equal to (i) 105.6875%, plus (ii) 2.84375% multiplied by the number of days prior to January 5, 2005 that redemption is made, divided by 365 days.

5.	Restructuring Programs

During 2002, the Company recognized restructuring charge expense of $1.6 million pursuant to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The restructuring charge related to employee severance and termination benefits for 23 employees resulting from corporate realignment initiatives. The restructuring was initiated and completed in 2002. As of December 31, 2002, the remaining liability related to this restructuring totaled approximately $0.9 million and was included in accrued expenses and other liabilities in the accompanying consolidated balance sheet. The Company paid approximately $0.1 million and $0.9 million in cash related to this restructuring during the three and nine months ended September 30, 2003, respectively. The payments made during the three months ended September 30, 2003 satisfied the Company’s obligations related to the 2002 restructuring resulting in no liability remaining at September 30, 2003.

During 2001, the Company recognized restructuring charge expense of $5.9 million, pursuant to Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The restructuring charge included $5.3 million related to a corporate realignment designed to increase strategic focus on delivering value-added services to franchisees, including centralizing the Company’s franchise service and sales operations, consolidating its brand management functions and realigning its call center operations. Of this $5.3 million, $5.1 million relates to severance and termination benefits for 64 employees (consisting of brand management and new hotels support, reservation sales and administrative personnel and franchise sales and operations support) and $0.2 million relates to the cancellation of pre-existing contracts for termination of domestic leases. The remaining $0.6 million of the $5.9 million is due to exit costs related to the termination of a corporate hotel construction project. As of December 31, 2002, the remaining liability related to this restructuring totaled approximately $0.6 million and was included in accrued expenses and other liabilities in the accompanying consolidated balance sheet. The Company paid approximately $0.5 million in cash related to this restructuring prior to June 30, 2003. As a result of these payments, the Company’s obligations related to the 2001 restructuring were satisfied and approximately $0.1 million was recorded as a reduction of selling, general and administrative expense in the accompanying consolidated statements of income for the nine months ended September 30, 2003, resulting in no liability remaining at September 30, 2003.

6.	Income Taxes

The income tax provisions for the three and nine month periods ended September 30, 2003 and 2002 are based on the effective tax rates expected to be applicable for the corresponding full year periods. The 2003 and 2002 nine month rates of approximately 37% differ from the statutory rates primarily because of state income taxes and certain federal and state income tax credits.

7.	Comprehensive Income

The differences between net income and comprehensive income are described in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2003	2002	2003	2002
Net income	$24,345	$21,867	$51,143	$45,748
Other Comprehensive income, net of tax:
Unrealized gains (losses) on marketable equity securities	93	(15)	65	98
Foreign currency translation	51	(28)	863	447
Amortization of deferred gain on hedge	(16)	(17)	(50)	(50)

Other comprehensive income (loss)	128	(60)	878	495

Comprehensive income	$24,473	$21,807	$52,021	$46,243

8.	Capital Stock and Earnings Per Share

During the nine months ended September 30, 2003, the Company repurchased 1.8 million shares of its common stock at a total cost of $43.9 million including, 1.0 million shares at a total cost of $24.8 million from the Company’s largest shareholder, that shareholder’s affiliates and related parties. During the three months ended September 30, 2003, the Company did not repurchase any shares of its common stock.

The Company received $0.9 million and $4.4 million in proceeds from the exercise of 0.1 million and 0.3 million employee stock options during the three and nine months ended September 30, 2003, respectively.

Basic earnings per share (“EPS”) amounts are computed by dividing earnings applicable to common shareholders by the weighted average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding.

9.	Acquisition of Flag Choice Hotels

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

10.	Debt

In April 2003, the Company entered into a new $10.0 million demand note with a maturity of April 2004. The new demand note includes customary financial and other covenants that require the maintenance of certain ratios identical to those included in the Company’s existing senior credit facility. Borrowings under the demand note bear interest at rates established at the time of borrowing based on prime minus 175 basis points. The Company had $2.1 million outstanding at September 30, 2003 under this demand note.

In May 2003, the Company extended the maturity of a $10.0 million revolving line of credit, originally obtained in August 2002, until May 2004. The Company had $5.1 million outstanding at September 30, 2003 under this line of credit.

11.	Reportable Segment Information

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

The following table presents the financial information for the Company’s franchising segment.

	Three Months Ended September 30, 2003			Three Months Ended September 30, 2002
(In thousands)	Franchising	Corporate & Other	Consolidated	Franchising	Corporate & Other	Consolidated
Revenues	$104,938	$955	$105,893	$104,110	$920	$105,030
Operating income (loss)	49,179	(9,407)	39,772	46,750	(10,165)	36,585

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002
(In thousands)	Franchising	Corporate & Other	Consolidated	Franchising	Corporate & Other	Consolidated
Revenues	$288,207	$2,739	$290,946	$278,723	$2,529	$281,252
Operating income (loss)	118,467	(32,796)	85,671	109,705	(29,564)	80,141

12.	Commitments and Contingencies

The Company is a defendant in a number of lawsuits arising in the ordinary course of business. In the opinion of management and the general counsel to the Company, the ultimate outcome of such litigation will not have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for breaches of representations and warranties. Such guarantees or indemnifications are granted under various agreements, including those governing (i) purchases or sales of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks, (iv) access to credit facilities, (v) issuances of debt or equity securities, and (vi) other operating agreements. The guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) franchisees in licensing agreements, (iv) financial institutions in credit facility arrangements, and (v) underwriters in debt or equity security issuances. In addition, these parties are also indemnified against any third party claim resulting from the transaction that is contemplated in the underlying agreement. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under these guarantees, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords against third party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates any potential payments to be made.

Prior to January 1, 2003, the Company entered into a $3.0 million letter of credit as support for construction and permanent financing of a Sleep Inn and a MainStay Suites, each located in Atlanta, Georgia. The letter of credit expires in December 2003.

13.	Impact of Recently Issued Accounting Standards

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

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities – an Interpretation of “Accounting Research Bulletin” (“ARB”) No. 51”. This Interpretation clarifies the application of the majority voting interest requirement of ARB No. 51, “Consolidated Financial Statements”, to certain types of variable interest entities that do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The controlling financial interest may be achieved through arrangements that do not involve voting interests. Under FIN No. 46, if an entity is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity’s expected losses if they occur, receives a majority of the entity’s expected residual returns if they occur, or both. We do not expect to consolidate any previously unconsolidated entities as a result of adopting FIN No. 46. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies to the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The Company adopted the applicable provisions of FIN No. 46 on January 31, 2003 and will fully adopt FIN No. 46 in the fourth quarter of 2003. The impact of adopting the provisions of FIN No. 46 applicable to periods after September 30, 2003 are not expected to have a material impact on our results of operations or financial position.

On May 31, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This standard addresses how certain financial instruments with characteristics of both liabilities and equity should be classified and measured. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, or our third quarter of 2003. The adoption of SFAS No. 150 does not have a material impact on the Company’s results of operations or financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Month Periods Ended September 30, 2003 and September 30, 2002

The Company recorded net income of $24.3 million, or $0.66 per diluted share, for the three months ended September 30, 2003, compared to net income for the same period of 2002 of $21.9 million, or $0.54 per diluted share. The increase in net income for the period is attributable to improved operating income resulting primarily from a $2.0 million increase in royalty fees, a $0.5 million increase in initial franchise and relicensing fees, and $0.4 million increase in revenues generated from partner services relationships.

Franchise Revenues

The Company’s revenues, excluding marketing and reservation fees and hotel operations, were $56.3 million and $53.9 million for the three months ended September 30, 2003 and 2002, respectively. Royalty revenue increased by $2.0 million to $48.3 million for the three months ended September 30, 2003, from $46.3 million during the corresponding period in 2002. The change primarily relates to increased domestic royalty revenue attributable to a net increase of 167 domestic units from the corresponding prior year period, coupled with a domestic effective royalty rate increase of 4 basis points, partially offset by a 0.8% decline in RevPAR. International royalty revenue for each of the three month periods ended September 30, 2003 and 2002 was approximately $2.3 million. Initial franchise and relicensing fee revenue increased $0.5 million, to $4.0 million for the three months ended September 30, 2003, from $3.5 million during the corresponding period in 2002. The increase in initial franchise and relicensing fee revenue is primarily attributable to an increase in the number of contracts executed to add new hotels to our system or to relicense existing hotels. The Company executed an aggregate of 168 new and relicensing hotel franchise contracts in the three months ended September 30, 2003 compared to 128 contracts in the same period of 2002. Revenues generated from partner services relationships increased 15.9%, to $3.0 million for the three months ended September 30, 2003, from $2.5 million during the corresponding period in 2002. Partner services revenue is generated from hotel industry vendors (who have been designated as preferred providers) based on the level of goods or services purchased by hotel owners and guests of the Company’s franchised hotels.

The total number of domestic hotels online increased to 3,601 from 3,434 as of September 30, 2003 and 2002, respectively, an increase of 4.9%. This represents an increase in the number of rooms open of 4.5% from 279,135 as of September 30, 2002 to 291,827 as of September 30, 2003. As of September 30, 2003, the Company had 338 hotels under development in its domestic hotel system representing 26,059 rooms.

The total number of international hotels online was 1,172 as of September 30, 2003, compared to 1,188 as of the corresponding prior year period. The total number of international rooms was 92,987 as of September 30, 2003, compared to 90,940 as of September 30, 2002. As of September 30, 2003, the Company had 88 franchised hotels under development in its international hotel system representing 9,358 rooms.

Franchise Expenses

The cost to operate the franchising business is reflected in selling, general and administrative (“SG&A”) expenses. SG&A expenses decreased to $14.1 million from $14.7 million, a decrease of $0.6 million for the three months ended September 30, 2003, as compared to the corresponding prior period. As a percentage of revenues, excluding marketing and reservation fees and hotel operations, total SG&A expenses were 25.1% for the third quarter of 2003, compared to 27.3% for 2002.

Marketing and Reservations

Marketing and reservation fees and expenses recognized by the Company were $48.6 million and $50.3 million for the three months ended September 30, 2003 and 2002, respectively. Marketing and reservation expenses decreased as a result of the timing of advertising, sales promotions and telecommunications costs. Depreciation and amortization expense attributable to marketing and reservation activities was $2.9 million and $3.2 million for the three months ended September 30, 2003 and 2002, respectively. For each of the three month periods ended September 30, 2003 and 2002, interest expense attributable to reservation activities was $0.3 million. The Company’s balance sheet includes a receivable of $41.1 million and $44.9 million for marketing and reservation activities as of September 30, 2003 and December 31, 2002, respectively. The Company expects the marketing and reservation receivable to be between $37.0 million and $38.5 million at December 31, 2003.

Other

For each of the three month periods ended September 30, 2003 and 2002, the Company recognized $1.2 million of interest income from its subordinated term note to Sunburst.

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

Comparison of Operating Results for the Nine Month Periods Ended September 30, 2003 and September 30, 2002

The Company recorded net income of $51.1 million, or $1.38 per diluted share, for the nine months ended September 30, 2003, compared to net income for the same period of 2002 of $45.7 million, or $1.12 per diluted share. The increase in net income for the period is attributable to improved operating income resulting primarily from a $4.6 million increase in royalty fees, a $2.0 million increase in initial franchise and relicensing fees, and $1.3 million in other revenue primarily attributable to termination awards and service charges compared to the nine months ended September 30, 2002 partially offset by increased costs including compensation expense related to the Company’s adoption of the fair value method of accounting for stock options on January 1, 2003, convention and key customer marketing activities and the consolidation of Flag.

Franchise Revenues

The Company’s revenues, excluding marketing and reservation fees and hotel operations, were $138.7 million and $130.1 million for the nine months ended September 30, 2003 and 2002, respectively. Royalty revenue increased by $4.6 million to $113.2 million for the nine months ended September 30, 2003, from $108.6 million during the corresponding period in 2002. Approximately $2.3 million of the change relates to increased domestic royalty revenue attributable to a net increase of 167 domestic units from the corresponding prior year period, coupled with a domestic effective royalty rate increase of 2 basis points, partially offset by a 1.9% decline in RevPAR. International royalty revenue increased $2.3 million, primarily due to the consolidation of Flag beginning on July 1, 2003. Initial franchise and relicensing fee revenue increased $2.0 million, to $11.3 million for the nine months ended September 30, 2003, from $9.3 million during the corresponding period in 2002. The increase in initial franchise and relicensing fee revenue is primarily attributable to an increase in the number of contracts executed to add new hotels to our system or to relicense existing hotels. The Company executed an aggregate of 432 new and relicensing hotel franchise contracts in the nine months ended September 30, 2003 compared to 313 contracts in the same period of 2002. Revenues generated from partner services relationships increased 6.7%, to $9.6 million for the nine months ended September 30, 2003, from $9.0 million during the corresponding period in 2002. The increase in partner services revenue is primarily attributable to the addition of new strategic partner endorsed vendors and from the usage of guest services programs available to franchisees.

Franchise Expenses

The cost to operate the franchising business is reflected in SG&A expenses. SG&A expenses increased to $45.0 million from $42.1 million, an increase of $2.9 million for the nine months ended September 30, 2003, as compared to the corresponding prior period. As a percentage of revenues, excluding marketing and reservation fees and hotel operations, total SG&A expenses were 32.5% for the nine months ended September 30, 2003, compared to 32.3% for 2002. The increase is primarily related to the consolidation of Flag beginning on July 1, 2002 and increases in other costs including insurance, convention, stock and other employee compensation arrangements.

Marketing and Reservations

Marketing and reservation fees and expenses recognized by the Company were $149.5 million and $148.6 million for the nine months ended September 30, 2003 and 2002, respectively. Marketing and reservation fees increased as a result of increased levels of national marketing and reservations activities. Depreciation and amortization expense attributable to marketing and reservation activities were $9.5 million for each of the nine month periods ended September 30, 2003 and 2002. Interest expense attributable to reservation activities was $0.9 million and $1.1 million for the nine months ended September 30, 2003 and 2002, respectively.

Other

For the nine months ended September 30, 2003 and 2002, the Company recognized $3.5 million and $3.4 million, respectively, of interest income from its subordinated term note to Sunburst.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $82.0 million for the nine months ended September 30, 2003, an increase of $7.3 million from $74.7 million for 2002. The increase is primarily due to increases in operating income and in cash inflows from marketing and reservation activities during the nine months ended September 30, 2003, as compared to the corresponding prior year period.

In April 2003, the Company entered into a new $10.0 million demand note with a maturity of April 2004. The new demand note includes customary financial and other covenants that require the maintenance of certain ratios identical to those included in the Company’s existing senior credit facility. Borrowings under the demand note bear interest at rates established at the time of borrowing based on prime minus 175 basis points. The Company had $2.1 million outstanding at September 30, 2003 under this demand note.

In May 2003, the Company extended the maturity of a $10.0 million revolving line of credit, originally obtained in August 2002, until May 2004. The Company had $5.1 million outstanding at September 30, 2003 under this line of credit.

At September 30, 2003, the total long-term debt outstanding for the Company was $280.1 million, $27.5 million of which matures in the next twelve months. The Company presently expects to refinance principal maturities of its outstanding debt using the revolving line of credit available pursuant to the Company’s current Credit Facility. Prior to expiration of the Credit Facility in 2006, the Company expects to refinance its obligations. As of September 30, 2003, subject to covenant compliance, the Company had approximately $76.8 million available for borrowing under existing credit facilities.

During 2002, the Company recognized restructuring charge expense of $1.6 million pursuant to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The restructuring charge related to employee severance and termination benefits for 23 employees resulting from corporate realignment initiatives. The restructuring was initiated and completed in 2002. As of December 31, 2002, the remaining liability related to this restructuring totaled approximately $0.9 million and was included in accrued expenses and other liabilities in the accompanying consolidated balance sheet. The Company paid approximately $0.1 million and $0.9 million in cash related to this restructuring during the three and nine months ended September 30, 2003, respectively. The payments made during the three months ended September 30, 2003 satisfied the Company’s obligations related to the 2002 restructuring resulting in no liability remaining at September 30, 2003.

During 2001, the Company recognized restructuring charge expense of $5.9 million, pursuant to Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The restructuring charge included $5.3 million related to a corporate realignment designed to increase strategic focus on delivering value-added services to franchisees, including centralizing the Company’s franchise service and sales operations, consolidating its brand management functions and realigning its call center operations. Of this $5.3 million, $5.1 million relates to severance and termination benefits for 64 employees (consisting of brand management and new hotels support, reservation sales and administrative personnel and franchise sales and operations support) and $0.2 million relates to the cancellation of pre-existing contracts for termination of domestic leases. The remaining $0.6 million of the $5.9 million is due to exit costs related to the termination of a corporate hotel construction project. As of December 31, 2002, the remaining liability related to this restructuring totaled approximately $0.6 million and was included in accrued expenses and other liabilities in the accompanying consolidated balance sheet. The Company paid approximately $0.5 million in cash related to this restructuring prior to June 30, 2003. As a result of these payments, the Company’s obligations related to the 2001 restructuring were satisfied and approximately $0.1 million was recorded as a reduction of selling, general and administrative expense in the accompanying consolidated statements of income for the nine months ended September 30, 2003, resulting in no liability remaining at September 30, 2003.

Net cash inflows were $13.4 million related to marketing and reservation activities during the nine months ended September 30, 2003. The Company expects marketing and reservation activities to generate positive cash flows between $17.5 and $20.5 million for the year ended December 31, 2003. The Company expects the marketing and reservation receivable to be between $37.0 million and $38.5 million at December 31, 2003.

The Company expects capital expenditures to range between $11.0 and $15.0 million for the year ended December 31, 2003.

During the nine months ended September 30, 2003, the Company repurchased 1.8 million shares of its common stock at a total cost of $43.9 million including 1.0 million shares at a total cost of $24.8 million from the Company’s largest shareholder, that shareholder’s affiliates and related parties. At September 30, 2003, the Company had approximately 35.7 million shares of common stock outstanding.

The Company received $0.9 million and $4.4 million in proceeds from the exercise of 0.1 million and 0.3 million employee stock options during the three months and nine months ended September 30, 2003, respectively.

On August 13, 2003, the Company indicated its intention to initiate a cash dividend on its common stock. The plan approved by the Company’s Board of Directors anticipates an initial quarterly dividend of $0.20, or $0.80 per share annually. The first quarterly dividend is expected to be declared late in the fourth quarter of 2003 and paid early in the first quarter of 2004. The actual declaration of dividends, and the setting of record and payment dates, is subject to final determination by the Board each quarter after its review of the Company’s financial performance.

On September 4, 2003, the Company and Sunburst entered into an Amendment Agreement regarding certain terms of the $41.3 million note receivable from Sunburst (the “Note”). As an incentive for Sunburst to accelerate repayment of the Note, the Company agreed to modify the yield maintenance provisions of the Note. Pursuant to the Amendment Agreement, at any time prior to January 31, 2004, upon Sunburst’s irrevocable election to redeem the Note, Choice will amend the existing optional redemption provision to allow Sunburst to redeem the Note at a percentage of the principal amount equal to (i) 105.6875%, plus (ii) 2.84375% multiplied by the number of days prior to January 5, 2005 that redemption is made, divided by 365 days.

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

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities – an Interpretation of “Accounting Research Bulletin” (“ARB”) No. 51”. This Interpretation clarifies the application of the majority voting interest requirement of ARB No. 51, “Consolidated Financial Statements”, to certain types of variable interest entities that do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The controlling financial interest may be achieved through arrangements that do not involve voting interests. Under FIN No. 46, if an entity is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity’s expected losses if they occur, receives a majority of the entity’s expected residual returns if they occur, or both. We do not expect to consolidate any previously unconsolidated entities as a result of adopting FIN No. 46. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies to the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The Company adopted the applicable provisions of FIN No. 46 on January 31, 2003 and will fully adopt FIN No. 46 in the fourth quarter of 2003. The impact of adopting the provisions of FIN No. 46 applicable to periods after September 30, 2003 are not expected to have a material impact on our results of operations or financial position.

On May 31, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This standard addresses how certain financial instruments with characteristics of both liabilities and equity should be classified and measured. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, or our third quarter of 2003. The adoption of SFAS No. 150 does not have a material impact on the Company’s results of operations or financial position.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report, including those in the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not historical facts constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. Words such as “believes,” “anticipates,” “expects,” “intends,” “estimates,” “projects,” and other similar expressions, which are predictions of or indicate future events and trends, typically identify forward-

looking statements. Such statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those projected, including: competition within each of our business segments; business strategies and their intended results; the balance between supply of and demand for hotel rooms; our ability to obtain new franchise agreements; our ability to develop and maintain positive relations with current and potential hotel owners; the effect of international, national and regional economic conditions and geopolitical events such as acts of god, acts of war, terrorism or epidemics; the availability of capital to allow us and potential hotel owners to fund investments and construction of hotels; the cost and other effects of legal proceedings; and other risks described from time to time in our filings with the Securities and Exchange Commission, including those set forth under the heading “Risk Factors” in our Report on Form 10-Q for the period ended March 31, 2003. Given these uncertainties, you are cautioned not to place undue reliance on such statements. We also undertake no obligation to publicly update or revise any forward-looking statement to reflect current or future events or circumstances.

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

At September 30, 2003 and December 31, 2002, the Company had $280.1 million and $307.8 million of debt outstanding at a weighted average effective interest rate of 4.0% and 4.2%, respectively. A hypothetical change of 10% in the Company’s effective interest rate from September 30, 2003 levels would increase or decrease annual interest expense by $0.4 million. The Company expects to refinance the $86.3 million variable rate term loan balance remaining at September 30, 2003, as the principal amortizes using the revolving line of credit available pursuant to the Company’s current Credit Facility. Prior to expiration of the Credit Facility in 2006, the Company expects to refinance its obligations.

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

As of November 12, 2003, an evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of November 12, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to November 12, 2003.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Incorporated by reference to the description of legal proceedings in the “Commitments and Contingencies” footnote in the financial statements set forth in Part I. “Financial Information”.

ITEM 2.	CHANGES IN SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number and Description

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Filed herewith

(b)	Reports on Form 8-K

The Company filed a report on Form 8-K, dated September 5, 2003, reporting that an Amendment Agreement had been executed regarding the Company’s $41.3 million note receivable from Sunburst Hospitality Corporation.

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

CHOICE HOTELS INTERNATIONAL, INC.

Date: November 12, 2003		/s/ Joseph M. Squeri

	By:	Joseph M. Squeri Senior Vice President, Development and Chief Financial Officer