Form 10-K
period 2003-12-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2004-03-15
CIK 1046311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Yes ☒ No ☐

The aggregate market value of common stock of Choice Hotels International, Inc. held by non-affiliates was $542,605,321 as of June 30, 2003 based upon a closing price of $27.31 per share.

The number of shares outstanding of Choice Hotels International, Inc.’s common stock at February 27, 2004 was 34,246,355.

DOCUMENTS INCORPORATED BY REFERENCE.

Certain portions of our definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than April 29, 2004, are incorporated by reference under Part III.

PART I

Forward-Looking Statements

Certain statements in this report that are not historical facts constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. Words such as “believes,” “anticipates,” “expects,” “intends,” “estimates,” “projects,” and other similar expressions, which are predictions of or indicate future events and trends, typically identify forward-looking statements. Such statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those projected, including: competition within each of our business segments; business strategies and their intended results; the balance between supply of and demand for hotel rooms; our ability to obtain new franchise agreements; our ability to develop and maintain positive relationships with current and potential hotel owners; the effect of international, national and regional economic conditions and geopolitical events such as acts of god, acts of war, terrorism or epidemics; the availability of capital to allow potential hotel owners to fund investments in and construction of hotels; the cost and other effects of legal proceedings; and other risks described from time to time in our filings with the Securities and Exchange Commission, including those set forth below under the heading “Risk Factors”. Given these uncertainties, you are cautioned not to place undue reliance on such statements. We also undertake no obligation to publicly update or revise any forward-looking statement to reflect current or future events or circumstances.

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public over the Internet at the SEC’s web site at http://www.sec.gov. Our SEC filings are also available on our website at http://www.choicehotels.com as soon as reasonably practicable following the time that they are filed with or furnished to the SEC. You may also read and copy any document we file with the SEC at its public reference rooms in Washington, D.C., New York, NY and Chicago, IL. Please call the SEC at (800) SEC-0330 for further information on the public reference rooms.

RISK FACTORS

The Company is subject to various risks which could have a negative effect on the Company and its financial condition. These risks could cause actual operating results to differ from those expressed in certain “forward looking statements” contained in this Form 10-K as well as in other Company communications. Before you invest in our securities you should carefully consider these risk factors together with all other information included in our publicly filed documents.

We are subject to the operating risks common in the lodging and franchising industries.

A significant portion of our revenue is derived from fees based on room revenues at hotels franchised under our brands. As such, our business is subject, directly or through our franchisees, to the following risks, among others:

•	changes in the number of hotels operating under our brands;

•	changes in occupancy and room rates achieved by hotels;

•	desirability of hotel geographic location;

•	changes in general and local economic and market conditions, which can adversely affect the level of business and leisure travel, and therefore the demand for lodging and related services;

•	increases in costs due to inflation may not be able to be totally offset by increases in room rates;

•	over-building in one or more sectors of the hotel industry and/or in one or more geographic regions, could lead to excess supply compared to demand, and to decreases in hotel occupancy and/or room rates;

•	changes in travel patterns;

•	changes in governmental regulations that influence or determine wages, prices or construction costs;

•	other unpredictable external factors, such as acts of god, war, terrorist attacks, airline strikes, transportation and fuel price increases and severe weather, may reduce business and leisure travel;

•	our ability to manage costs may be adversely impacted by increases in human capital, energy, healthcare, insurance and other operating expenses resulting in lower operating margins;

•	the financial condition of our franchisees and travel related companies; and,

•	our ability to develop and maintain positive relations with current and potential franchisees.

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

Our operational and growth prospects depend on the strength and desirability of our brands. We believe that hotel operators choose lodging franchisors based primarily on the value and quality of each franchisor’s brand and services, the extent to which affiliation with that franchisor may increase the hotel operator’s reservations and profits, and the franchise fees charged. Demographic, economic or other changes in markets may adversely affect the convenience or desirability of the Choice brands and, correspondingly, the number of hotels franchised under the Choice brands.

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

The number of properties and rooms franchised under our brands significantly affects our results. The growth in the number of franchised hotels is subject to numerous risks, many of which are beyond the control of us or our franchisees. Among other risks, the following factors affect our ability to achieve growth in the number of franchised hotels.

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

We franchise hotels to third parties pursuant to franchise contracts. These contracts may be terminated, renegotiated or expire. These franchise contracts typically have an initial term of twenty years with provisions permitting the franchisee to terminate the agreements after five, ten or fifteen years under certain circumstances. There can be no assurance that we will be able to replace terminated franchise contracts, or that the terms of renegotiated or new contracts will be as favorable as the terms that existed before such replacement or renegotiation.

Deterioration in the general financial condition of our franchisees may adversely affect our results.

Our operating results are impacted by the ability of our franchisees to generate revenues at properties they franchise from us. An extended period of occupancy or room rate declines may adversely affect the operating results and financial condition of our franchisees.

The hotel industry is highly competitive. Competition is based primarily on the level of service, quality of accommodations, convenience of locations and room rates. Our franchisees compete for guests with other hotel properties in their geographic markets. Some of their competitors may have substantially greater marketing and financial resources than our franchisees, and they may construct new facilities or improve their existing facilities, reduce their prices or expand and improve their marketing programs in ways that adversely affect our franchisees operating results and financial condition.

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

The lodging industry continues to demand the use of sophisticated technology and systems including technology utilized for reservation systems, property management, procurement, operation of our customer loyalty programs and administrative systems. The operation of many of these systems is dependent upon third party data communication networks and software upgrades, maintenance and support. These technologies can be expected to require refinements and there is the risk that advanced new technologies will be introduced. There can be no assurance that as various systems and technologies become outdated or new technology is required we will be able to replace or introduce them as quickly as our competitors or within budgeted costs for such technology. There can be no assurance that we will achieve the benefits that may have been anticipated from any new technology or system. Further, there can be no assurance that disruptions of the operation of these systems will not occur as a result of failures related to third party systems and support.

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

We are subject to certain risks related to our indebtedness.

As a result of our debt obligations, we are subject to the following risks, among others:

•	the risk that cash flows from operations or available lines of credit will be insufficient to meet required payments of principal and interest when due;

•	the risk that (to the extent we maintain floating rate indebtedness) interest rates increase;

•	our leverage may adversely affect our ability to obtain additional financing for acquisitions, working capital, capital expenditures or other purposes, if required;

•	our existing debt agreements contain covenants that limit our ability to, among other things, borrow additional money, sell assets or engage in mergers. If we do not comply with these covenants, or do not repay our debt on time, we would be in default under our debt agreements. Unless any such default is waived by our lenders, the debt could become immediately payable and this would have a material adverse impact on us; and,

•	the liquidity of the market for our publicly traded senior notes depends upon the number of holders of those securities, our performance, the market for similar securities, the interest of securities dealers in making a market in those securities and other factors.

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

The Federal Trade Commission (the “FTC”), various states and certain foreign jurisdictions where we market franchises regulate the sale of franchises. The FTC requires franchisors to make extensive disclosure to prospective franchisees but does not require registration. A number of states in which our franchisees operate require registration or disclosure in connection with franchise offers and sales. In addition, several states in which our franchisees operate have “franchise relationship laws” or “business opportunity laws” that limit the ability of the franchisor to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. While our business has not been materially affected by such regulation, there can be no assurance that this will continue or that future regulation or legislation will not have such an effect.

Item 1.	Business.

Reference is made to the consolidated financial statements included in Item 8 of this annual report on Form 10-K for the financial information required to be included herein.

Overview

Choice Hotels International, Inc. and subsidiaries (together the “Company” or “Choice”) is one of the largest hotel franchisors in the world with 4,810 hotels open and 491 hotels under development as of December 31, 2003, representing 388,618 rooms open and 39,877 rooms under development in 44 countries and territories. Choice franchises lodging properties under the proprietary brand names (the “Choice brands”): Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites® and Flag Hotels®. The Company’s franchises operate in 49 states, Puerto Rico and 41 additional countries and territories. Approximately 95% of the Company’s 2003 and 96% of 2002 revenues were generated from hotels franchised in the United States.

As a lodging franchisor, Choice has relatively low capital expenditure requirements. Our direct lodging property real estate exposure is limited to three company-owned MainStay Suites®. With a focus on hotel franchising instead of ownership, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our business provides opportunities to improve operating results by increasing the number of franchised properties resulting in increased initial fee revenue; ongoing royalty fees and partner services revenues. In addition to these revenues, we also collect marketing and reservation fees to support centralized marketing and reservation activities for the franchise system.

The principal factors that affect our results are: (i) the number and relative mix of franchised hotels; (ii) growth in the number of hotels under franchise; (iii) occupancy and room rates achieved by the hotels under franchise; (iv) effective royalty rates achieved; and (v) our ability to manage costs. The number of rooms at franchised properties and occupancy and room rates at those properties significantly affect our results because our fees are based upon room revenues at franchised hotels. The variable overhead costs associated with franchise system growth are less than incremental royalty fees generated from new franchisees. Accordingly, continued growth of our franchise business should enable us to realize benefits from the operating leverage in place and improve operating results.

Company History

Prior to becoming a separate, publicly held company on October 15, 1997 pursuant to the Company Spin-off (which we describe below), the Company was known as Choice Hotels Franchising, Inc. and was a wholly owned subsidiary of Choice Hotels International, Inc. (“Former Choice”). On October 15, 1997, Former Choice distributed to its stockholders its hotel franchising business (which had previously been primarily conducted by the Company) and its European hotel ownership and franchising business through a pro rata distribution to its stockholders of all of the stock of the Company (the “Company Spin-off”). At the time of the Company Spin-off, the Company changed its name to Choice Hotels International, Inc., and Former Choice changed its name to Sunburst Hospitality Corporation (or “Sunburst”).

The Lodging Industry(1)

As of December 31, 2003, there were approximately 4.5 million hotel rooms in the United States in hotels/motels containing twenty or more rooms. Of those rooms, approximately 1.5 million rooms were not affiliated with a national or regional brand, while the approximately 3.0 million remaining rooms were affiliated with a brand either through franchise or the ownership/management of a national or regional chain.

Historically, the industry added hotel rooms to its inventory through new construction due largely to a favorable hotel lending environment which encouraged hotel development. As a result, the lodging industry saw an oversupply of rooms and a decrease in industry performance.

Industry performance and profitability recovered sharply in the mid-1990’s and continued positive growth until 2001. The recession of 2001 coupled with the negative impact on travel resulting from the September 11, 2001 terrorist attacks, caused profitability in the industry to decline for the first time in nearly a decade. Nonetheless, the industry remained profitable through this difficult period.

Prior to 2001, the industry had seen consistent gains in revenue per available room (“RevPAR”), a key performance measure for the industry. RevPAR is calculated by multiplying the percentage of occupied rooms by the average daily room rate (“ADR”) realized. From 1995 through 2000, the lodging industry was able to increase its ADR at a pace faster than the increase

(1)	Certain industry statistics included in this section, such as the number of hotel rooms, number of affiliated and non-affiliated rooms, US Lodging Industry Trends From 1995 – 2003, etc. were obtained from Smith Travel Research.

in the Consumer Price Index (“CPI”), a common measure of inflation published by the US Department of Labor. The following chart demonstrates these trends:

US Lodging Industry Trends — 1995 - 2003

Year	Occupancy Rates	Average Daily Room Rates (ADR)	Increase in ADR Versus Prior Year	Increase in CPI Versus Prior Year	Revenue Per Available Room (RevPAR)	Profits (in billions)	New Rooms Added
1995	65.1%	$65.81	4.7%	2.9%	$42.83	$8.5	64,000
1996	65.0%	$70.81	7.6%	2.9%	$46.06	$12.5	101,000
1997	64.5%	$75.16	6.1%	1.9%	$48.50	$17.0	128,000
1998	64.0%	$78.62	4.4%	2.3%	$50.29	$22.0	143,000
1999	63.3%	$81.27	4.0%	2.7%	$51.44	$23.0	143,148
2000	63.5%	$85.24	4.7%	3.4%	$54.13	$24.0	121,476
2001	60.1%	$84.85	-0.5%	2.9%	$50.99	$16.7	101,279
2002	59.2%	$83.15	-2.0%	1.6%	$49.22	$16.1	86,366
2003	59.1%	$83.19	0.1%	2.3%	$49.20	$15.0	65,876

However, due to the economic recession, which began to affect the lodging industry during 2001, coupled with the terrorist attacks of September 11, industry profits and RevPAR declined between 2001 and 2003. These factors have led to reduced hotel development. Development of newly constructed hotels is not expected to recover until the lodging industry trends improve and the existing economic/market and geopolitical uncertainty dissipates.

We believe the lodging industry can be divided into three price categories: luxury or upscale, mid-scale and economy. Typically, the upscale category generally has room rates above $80 per night, the mid-scale category generally has room rates between $55 and $79 per night and the economy category generally has room rates less than $55 per night. An additional category, extended-stay hotels, primarily serve guests who stay at a hotel five consecutive nights. These hotels span the industry’s three price categories.

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

Our Comfort Inn®, Comfort Suites®, Quality®, Sleep Inn® and Flag Hotels® brands compete primarily in the limited-service mid-scale market; our Econo Lodge® and Rodeway Inn® brands compete primarily in the limited-service economy market. Our Clarion® brand competes primarily in the full-service upper mid-scale market. Our MainStay Suites® brand competes primarily in the all-suites mid-scale market.

The current industry trend for hotel development has been a high percentage of new hotels open without on-premise food and beverage, as these hotels are less costly to build, enjoy higher margins, and tend to have better access to financing. These hotels typically operate in the economy and mid-scale categories and are located in suburban or highway locations.

Over the last decade, independent operators of hotels not owned or managed by major lodging companies have increasingly joined national hotel franchise chains as a means of remaining competitive with hotels owned by or affiliated with national lodging companies. Over the past 13 years, the industry has seen a significant movement of hotels from independent to chain affiliation, with affiliated hotels increasing from 46% of the market in 1990 to 53% of the market in 2003. Because a significant portion of the costs of owning and operating a hotel are generally fixed, increases in revenues generated by affiliation with a franchise lodging chain can improve a hotel’s financial performance. Of approximately 1,349 hotel properties that changed their affiliation in 2003, 296 converted from independent status to affiliation with a chain, 562 converted from one chain to another, and 491 converted from affiliation with a chain to independent status.

The large franchise lodging chains, including us, generally provide a number of services to hotel operators to improve the financial performance of their properties including central reservation systems, marketing and advertising programs, training and education programs, property systems, revenue enhancement services, and direct sales programs. We believe that national franchise chains with a large number of hotels enjoy greater brand awareness among potential guests than those with fewer hotels, and that greater brand awareness can increase the desirability of a hotel to its potential guests.

We believe that hotel operators choose lodging franchisors based primarily on the perceived value and quality of each franchisor’s brand and its services, and the extent to which affiliation with that franchisor may increase the franchisee’s profitability.

Choice’s Franchising Business

Economics of Franchising Business. The fee and cost structure of our business provides opportunities for us to improve operating results by increasing the number of franchised properties. As a hotel franchisor, we derive our revenue from various franchise fees. Our franchise fees consist primarily of an initial fee and ongoing royalty, marketing and reservation fees that are typically based on a percentage of the franchisee’s gross room revenues. The initial fee and on-going royalty portion of the franchise fees are intended to cover our operating expenses, such as expenses incurred in business development, quality assurance, administrative support and other franchise services and to provide us with operating profits. The marketing and reservation fees are used exclusively for the expenses associated with national marketing and media advertising and providing such franchise services as the central reservation system.

Our variable operating costs associated with franchise system growth have historically been less than incremental royalty fees generated from new franchisees.

Strategy. Our business strategy is to create franchise system growth by leveraging Choice’s large and well-known hotel brands, franchise sales capabilities, effective marketing and reservation delivery efforts, RevPAR enhancing services and technology, and financial strength created by our significant free cash flow. We believe our brands’ growth will be driven by our ability to create a compelling return on investment for franchisees. Our strategic objective is to improve our franchisees profitability by providing services which increase business delivery to and/or reduce operating and development costs for our franchisees. Specific elements of our strategy include: build strong brands, deliver exceptional services, reach more consumers and leverage size, scale and distribution.

Build Strong Brands. Each of our brands has particular attributes and strengths, including awareness with both consumers and developers. Our strategy is to utilize the strengths of each brand for both unit growth and RevPAR gains that create revenue growth.

We have established multiple brands that meet the needs of many types of guests, and can be developed at various price points and applied to both new and existing hotels. This ensures that we have brands suitable for creating unit growth in various types of markets, with various types of customers, and during both industry contraction and growth cycles. During times of lower industry supply growth and tighter capital markets, we can target conversions of existing non-Choice affiliated hotels seeking the awareness and proven performance provided by our brands. During periods of strong industry supply growth, we expect a greater portion of our unit growth to come from our new construction brands. We believe that a large number of markets can still support our hotel brands, and the growth potential for our brands remains strong.

We believe each of our brands appeals to targeted hotel owners and guests because of unique brand standards, service levels and pricing.

Deliver Exceptional Services. We provide a combination of services and technological products to help our franchisees improve performance. We have approximately 80 field services staff members located nationwide that directly help property owners effectively manage their properties to improve RevPAR performance. In addition, we provide our franchisees with technology products designed to improve property level performance. These services promote revenue gains for hotel owners and translate into both higher royalties for Choice and improved returns for owners, leading to further unit growth by making Choice brands attractive to hotel owners. We develop our services based on customer needs and focus on activities that generate high return on investment for our customers.

Reach More Consumers. We believe hotel owners value the large volume of guests we deliver through corporate and brand marketing, reservations, key account sales, and Choice’s loyalty programs, Choice Privileges® and EA$Y Choice®. Our strategy is to maximize the effectiveness of these activities in delivering both leisure and business travelers to Choice-branded hotels.

Choice will continue to increase awareness of its brands through its multi-branded national marketing campaign which features re-imaged signs and our “We’ll See You There”SM tagline. This campaign is intended to generate the most compelling message in the limited service segment and utilize Choice’s significant size to create even greater awareness for our brands. Local and regional co-op marketing campaigns will continue to leverage the national marketing programs to drive business to Choice properties at a local level. We expect our efforts at marketing directly to guests will be enhanced through the implementation of customer relationship management technology. Our continued focus on overall brand quality coupled with our marketing initiatives is designed to stimulate room demand for our franchised hotels through improved guest awareness and satisfaction.

Our central reservations system is a critical technology used to deliver guests to our franchisees through multiple channels, including our call center and proprietary websites, and global distribution systems (e.g., SABRE, Amadeus, and internet distribution sites). We believe our well-known brands, combined with our ability to partner with many internet distribution web sites benefits our franchisees, by facilitating increased rate and reservations delivery, and reducing costs and operational complexity.

Leverage Size, Scale and Distribution. We continually focus on identifying methods for utilizing the significant number of hotels in our system to reduce costs and increase returns for our franchisees. For example, we create partnerships with endorsed vendors that both make low-cost products available to our franchisees and streamline the purchasing process through the use of effective purchasing technology. Other than certain logo amenity items, we do not mandate that our franchisees purchase from the vendors we endorse and we do not control our franchisees’ purchasing decisions related to products provided by these vendors, in any fashion. We plan to expand this business and identify new methods for decreasing hotel operating costs by increasing penetration internally, creating new vendor relationships, and identifying opportunities for external growth. We believe our efforts to leverage Choice’s size, scale and distribution benefit the Company by enhancing brand quality, creating partner services revenues and improving our franchisees returns.

Franchise System

Our franchises operate under one of the Choice brand names: Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites® and Flag Hotels®. The following table presents key statistics relative to our domestic franchise system over the five fiscal years ended December 31, 2003.

COMBINED DOMESTIC FRANCHISE SYSTEM

	As of and For the Year Ended December 31,
	1999	2000	2001	2002	2003
Number of properties, end of period	3,123	3,244	3,327	3,482	3,636
Number of rooms, end of period	258,120	265,962	270,514	282,423	294,268
Royalty fees ($000)	$120,932	$131,702	$133,244	$135,381	$141,150
Average royalty rate (1)	3.72%	3.85%	3.95%	3.97%	4.01%
Average occupancy percentage	60.5%	59.8%	57.5%	55.6%	54.7%
Average daily room rate (ADR)	$58.42	$61.45	$62.31	$61.96	$62.53
Revenue per available room (RevPAR) (2)	$35.33	$36.72	$35.83	$34.48	$34.21

(1)	Represents domestic royalty fees as a percentage of aggregate gross room revenues of all domestic Choice brand franchised hotels.

(2)	The Company calculates RevPAR based on information reported to the Company on a timely basis by franchisees.

Approximately 95% of our 2003 and 96% of our 2002 revenues were generated from hotels franchised in the United States. Consequently, our analysis of our franchise system is focused on the domestic operations. Currently, no individual franchisee or international master franchisee accounts for 5% or more of Choice’s royalty revenues or total revenues.

Brand Positioning

Our brands offer consumers and developers a wide range of choices from economy hotels to upscale, full service properties.

Comfort. Our largest brand is Comfort, which primarily operate as either Comfort Inns or Comfort Suites. Comfort Inns offer rooms in the mid-scale without food and beverage category and is targeted to business and leisure travelers. Principal competitor brands include Baymont, Fairfield Inn, Hampton Inn, Holiday Inn Express and LaQuinta. Comfort Suites offer business and leisure guests a large room with separate living and sleeping areas. This product competes in the upper portion of the mid-scale without food and beverage category against brands such as AmeriSuites, Hampton Inn and Suites and Springhill Suites.

At December 31, 2003, there were 1,984 Comfort Inn properties and 382 Comfort Suites properties with a total of 147,103 and 30,341 rooms, respectively, open and operating worldwide. An additional 187 Comfort Inn and Comfort Suites properties with a total of 14,603 rooms were under development. During 2003, we added 154 Comfort properties while terminating 56.

Comfort properties are located in the United States, Australia, Austria, Belgium, Brazil, Canada, China, Costa Rica, Czech Republic, Denmark, El Salvador, Estonia, Finland, France, Germany, Hungary, India, Ireland, Italy, Japan, Norway, Portugal, Spain, Sweden, Switzerland, Thailand and United Kingdom. The following chart summarizes the Comfort system in the United States:

COMFORT DOMESTIC SYSTEM

	As of and For the Year Ended December 31,
	1999	2000	2001	2002	2003
Number of properties, end of period	1,470	1,568	1,621	1,707	1,783
Number of rooms, end of period	112,727	122,761	126,998	134,326	140,416
Royalty fees ($000)	$68,177	$75,968	$78,690	$81,390	$85,998
Average occupancy percentage	64.8%	63.7%	61.3%	59.7%	58.8%
Average daily room rate (ADR)	$60.57	$63.77	$65.30	$65.18	$65.92
RevPAR	$39.26	$40.60	$40.01	$38.93	$38.79

Quality. Quality Inns, Quality Inns and Suites, and Quality Suites hotels primarily compete in the mid-scale with food and beverage category. Quality Inns, Quality Inns and Suites, and Quality Suites are targeted to business and leisure travelers. Principal competitor brands include Best Western, Holiday Inn, Howard Johnson and Ramada Inn.

At December 31, 2003, there were 821 Quality Inns and Quality Inns and Suites properties with a total of 85,259 rooms, and 57 Quality Suites properties with a total of 6,752 rooms open worldwide. An additional 99 Quality Inns, Quality Inns and Suites and Quality Suites properties with a total of 8,724 rooms were under development. During 2003, a total of 127 Quality properties were added while 69 were terminated.

Quality properties are located in the United States, American Samoa, Australia, Brazil, Canada, Costa Rica, Czech Republic, Denmark, Dominican Republic, Finland, France, Germany, India, Indonesia, Ireland, Italy, Japan, Lebanon, Malaysia, New Zealand, Norway, Portugal, Singapore, Spain, Sweden, United Arab Emirates and United Kingdom. The following chart summarizes the Quality system in the United States:

QUALITY DOMESTIC SYSTEM

	As of and For the Year Ended December 31,
	1999	2000	2001	2002	2003
Number of properties, end of period	431	436	430	455	508
Number of rooms, end of period	49,331	49,191	48,014	48,472	52,766
Royalty fees ($000)	$21,034	$21,753	$20,605	$19,658	$20,221
Average occupancy percentage	58.0%	57.6%	55.3%	52.0%	51.6%
Average daily room rate (ADR)	$61.89	$64.05	$64.72	$63.82	$64.19
RevPAR	$35.90	$36.86	$35.80	$33.16	$33.14

Clarion. Clarion Inns, Clarion Hotels, Clarion Resorts, Clarion Collection and Clarion Suites hotels are full-service properties with on-premise food and beverage facilities which operate in the upper mid-scale category. Clarion properties are targeted to business and leisure travelers. Principal competitor brands include Crowne Plaza, Four Points by Sheraton, Radisson, Courtyard by Marriott and Doubletree.

At December 31, 2003, there were 200 Clarion properties with a total of 29,861 rooms open and operating worldwide and an additional 34 properties with a total of 4,728 rooms under development. During 2003, 41 Clarion properties were added while 17 were terminated. The properties are located in the United States, Australia, Belgium, Brazil, Canada, Denmark, Dominican Republic, France, Germany, Guatemala, Honduras, Ireland, Italy, Japan, Norway, Portugal, Singapore, Sweden, Spain and the United Kingdom. The following chart summarizes the Clarion system in the United States:

CLARION DOMESTIC SYSTEM

	As of and For the Year Ended December 31,
	1999	2000	2001	2002	2003
Number of properties, end of period	112	114	119	132	138
Number of rooms, end of period	18,815	18,537	18,032	20,006	20,737
Royalty fees ($000)	$6,491	$7,796	$7,189	$7,479	$7,534
Average occupancy percentage	59.0%	58.8%	54.3%	51.8%	49.2%
Average daily room rate (ADR)	$74.17	$81.37	$78.14	$73.88	$72.27
RevPAR	$43.74	$47.86	$42.46	$38.26	$35.55

Sleep Inn. Sleep Inn is a new-construction hotel brand in the lower portion of the mid-scale without food and beverage category. Sleep Inns are targeted to the business and leisure traveler. Principal competitor brands include Fairfield Inn, Holiday Inn Express, LaQuinta and Red Roof.

At December 31, 2003, there were 322 Sleep Inn properties with a total of 24,799 rooms open and operating worldwide. An additional 49 properties with a total of 3,448 rooms were under development. During 2003, 13 Sleep Inn properties were added while 4 were terminated. The properties are located in the United States, Brazil, Canada, Japan and the United Kingdom. The following chart summarizes the Sleep Inn system in the United States:

SLEEP DOMESTIC SYSTEM

	As of and For the Year Ended December 31,
	1999	2000	2001	2002	2003
Number of properties, end of period	224	261	285	301	309
Number of rooms, end of period	17,199	20,158	21,945	23,061	23,678
Royalty fees ($000)	$7,241	$8,713	$9,635	$10,258	$10,856
Average occupancy percentage	60.6%	59.6%	57.5%	56.8%	57.5%
Average daily room rate (ADR)	$53.91	$55.82	$57.02	$57.36	$58.01
RevPAR	$32.66	$33.25	$32.79	$32.57	$33.33

Econo Lodge. Econo Lodge hotels operate in the economy category of the lodging industry. Econo Lodges are primarily targeted to senior citizens and rely to a large extent on strong roadside name recognition. Principal competitor brands include Days Inn, Motel 6, Ramada Limited, Red Carpet Inn, Super 8 and Travelodge.

At December 31, 2003, there were 778 Econo Lodge properties with a total of 47,559 rooms open and operating in the United States and Canada, and an additional 62 properties with a total of 4,056 rooms under development in those two countries. During 2003, 58 Econo Lodge properties were added while 35 were terminated. The following chart summarizes the Econo Lodge system in the United States:

ECONO LODGE DOMESTIC SYSTEM

	As of and For the Year Ended December 31,
	1999	2000	2001	2002	2003
Number of properties, end of period	691	684	691	715	734
Number of rooms, end of period	43,754	42,611	42,936	44,522	45,420
Royalty fees ($000)	$14,313	$14,490	$14,100	$13,664	$13,644
Average occupancy percentage	54.0%	52.9%	51.4%	49.4%	47.5%
Average daily room rate (ADR)	$45.01	$46.33	$47.30	$47.36	$47.88
RevPAR	$24.32	$24.51	$24.30	$23.38	$22.76

Rodeway Inn. The Rodeway Inn brand competes in the economy category and is primarily targeted to senior citizens. Principal competitor brands include Howard Johnsons, Ramada Limited, Red Roof Inn, Shoney’s Inn, Super 8 and Motel 6.

At December 31, 2003, there were 142 Rodeway Inn properties with a total of 9,402 rooms open and operating in the United States and Canada and an additional 49 properties with a total of 3,529 rooms under development in those two countries. During 2003, 23 Rodeway properties were added while 13 were terminated. The following chart summarizes the Rodeway system in the United States:

RODEWAY DOMESTIC SYSTEM

	As of and For the Year Ended December 31,
	1999	2000	2001	2002	2003
Number of properties, end of period	166	147	142	132	138
Number of rooms, end of period	10,613	9,605	9,179	8,591	9,188
Royalty fees ($000)	$2,552	$2,391	$2,171	$1,962	$1,917
Average occupancy percentage	50.7%	50.3%	47.2%	45.5%	44.8%
Average daily room rate (ADR)	$45.57	$48.25	$48.94	$49.00	$49.84
RevPAR	$23.09	$24.25	$23.11	$22.29	$22.32

MainStay Suites. MainStay Suites, our newest hotel brand, is a midscale extended-stay lodging product targeted to travelers who book hotel rooms for five nights or more. As of December 31, 2003, in the United States, there were 26 open hotels with 2,063 rooms and an additional 11 properties with 789 rooms under development. During 2003, 5 MainStay Suites properties were added while 19 were terminated.

The MainStay Suites brand is positioned in the midscale category between existing upscale and economy extended-stay lodging products. Principal competitor brands include Candlewood Suites, Homestead Village, Sierra Suites and TownePlace Suites. The following chart summarizes the MainStay Suites system in the United States:

MAINSTAY DOMESTIC SYSTEM

	As of and For the Year Ended December 31,
	1999	2000	2001	2002	2003
Number of properties, end of period	29	34	39	40	26
Number of rooms, end of period	2,681	3,099	3,410	3,445	2,063
Royalty fees ($000)	$1,124	$586	$853	$970	$980
Average occupancy percentage	66.0%	70.0%	65.8%	67.9%	62.9%
Average daily room rate (ADR)	$58.87	$63.69	$64.09	$61.50	$61.50
RevPAR	$38.88	$44.59	$42.20	$41.77	$38.70

International Franchise Operations

We conduct our international business through a combination of master franchising, direct franchise agreements, and investments in non-domestic lodging industry franchise companies. The use of our brands by third parties in foreign countries are governed by master franchising agreements which generally provide the master franchisee with the right to use our brands in a specific geographic region, usually for a fee.

As of December 31, 2003, we had 1,174 franchise hotels in 42 countries and territories outside of the United States. The following chart summarizes our franchise system outside of the United States.

COMBINED INTERNATIONAL FRANCHISE SYSTEM (1)

	As of and For the Year Ended December 31,
	1999	2000	2001	2002	2003
Number of properties, end of period	1,125	1,148	1,218	1,182	1,174
Number of rooms, end of period	80,134	84,389	92,035	91,299	94,350
Royalty fees ($000)	$6,949	$5,286	$5,215	$6,335	$9,239

(1)	Reporting of operating statistics (e.g. average occupancy percentage and average daily room rate) of international franchisees is not required by all master franchise contracts, thus these statistics and RevPAR are not presented for international franchisees.

Europe. Through our relationships with C.H.E. Group PLC (“CHE”, formerly known as Friendly Hotels PLC or “Friendly”) and Choice Hotels Scandinavia (“CHS”), we are the second largest branded hotel chain in Europe. As of December 31, 2003, CHE’s portfolio consisted of 363 properties which were owned, managed or franchised. The master franchise agreement with CHE expires in January 2008, subject to certain renewal rights of CHE. CHS had 136 open properties at December 31, 2003. The master franchise agreement with CHS expires in November 2014, but may be terminated in November 2009 by either CHS or Choice.

Canada. We conduct our operation in Canada through Choice Hotels Canada, Inc. a joint venture owned 50% by us and 50% by InnVest Real Estate Investment Trust. Choice Hotels Canada is one of the largest lodging organizations in Canada with 260 franchised properties open as of December 31, 2003.

Australia. In July 1998, we entered into a strategic alliance with Flag International Limited (“FIL”). Pursuant to the strategic alliance, a subsidiary of FIL, Flag Choice Hotels (“Flag”), was formed to conduct franchise operations in Australia. On July 1, 2002, the Company acquired a controlling 55% interest in Flag (the “Flag Transaction”). Flag, based in Melbourne, Australia, is a franchisor of certain hotel brands in Australia, Fiji, New Zealand and Papua New Guinea. The acquisition of a controlling interest in Flag gave the Company the ability to control the Choice and Flag brands in Australia, Fiji and Papua New Guinea and the Flag brand in New Zealand. In February 2003, the Company completed the purchase of the remaining 45% interest in Flag at which time Flag became a wholly owned subsidiary. In September 2003, our master franchise agreement with a third party that included the right to franchise the Choice brands in New Zealand was terminated. At that time, Flag obtained the rights to the Choice brands in New Zealand.

As of December 31, 2003, Flag had 231 franchised properties opened under the Choice brands and 98 franchised hotels under the Flag brand in Australia, American Samoa, Fiji, New Zealand and Papua New Guinea.

Other International Relationships. We have various master franchise and area representative arrangements in place with local hotel management and franchising companies doing business in South America, India, Central America, Japan and Indonesia. In addition, the Company has direct franchise relationships with six properties in the Caribbean, two properties in Malaysia, and one property each in China, Dubai, Lebanon and Thailand.

Franchise Sales

We have identified key market areas for hotel development based on supply/demand relationships and our strategic objectives. Development opportunities are typically offered to; (i) existing franchisees; (ii) developers of hotels; (iii) owners of independent hotels and motels; (iv) owners of hotels affiliated with other franchisors’ brands; and; (v) contractors who construct any of the foregoing.

We employee sales directors and sales region managers who are each responsible for a particular region or geographic area. Sales directors contact potential franchisees directly and receive compensation based on sales generated. Franchise sales efforts emphasize the benefits of affiliating with one of the Choice brands, our commitment to improving hotel profitability, our television, radio and print brand advertising campaigns, the Choice central reservation system, our training and support systems (including our proprietary property management system) and our history of growth and profitability.

During 2003, Choice received 696 applications for new franchise agreements (not including relicensings of existing agreements) compared to 648 in 2002. These applications resulted in the execution of 470 new franchise agreements in 2003, compared to 304 in 2002. An application received does not always result in an executed franchise agreement during the year received or at all due to various factors, such as financing and agreement on financial terms.

Because retention of existing franchisees is important to our growth strategy, we have a formal impact policy which offers existing franchisees the right to object to a same-brand property within a 15-mile radius. The impact policy protects franchisees from the opening of a same-brand property within a specific distance, which can range from one to seven miles, depending upon the market in which the property is located.

Franchise Agreements

Our standard domestic franchise agreement grants a franchisee the right to non-exclusive use of our franchise system in the operation of a single hotel at a specified location, typically for a period of 20 years, with certain rights to each of the franchisor and franchisee to terminate the franchise agreement before the twentieth year.

When the responsibility for development is sold to an international master franchisee, that party has the responsibility to sell to local franchisees the Choice brands and the master franchisee generally must manage the delivery of necessary services (such as training, quality assurance, reservations and marketing) to support the franchised hotels in the master franchise area. The master franchisee collects the fees paid by the local franchisee and remits an agreed share to us. Master franchise agreements generally have a term of at least 10 years. We have only entered into master franchise agreements with respect to franchise hotels outside the United States.

Either party to a franchise agreement, other than master franchise agreements, can terminate a franchise agreement prior to the conclusion of the agreement’s term under certain circumstances, such as upon designated anniversaries of the agreement. Early termination options give us flexibility in eliminating or re-branding properties, if they become weak performers for reasons other than contractual failure by the franchisee. We also have the right to terminate a franchise agreement if a franchisee fails to bring properties into compliance with contractual or quality standards within specified periods of time. Master franchise agreements typically contain provisions permitting us to terminate the agreement for failure to meet a specified development schedule.

In 2003, we continued our efforts to enforce quality standards. However, in 2003, we retained 96% of franchisees which were in our domestic system as of December 31, 2002.

Franchise agreements are individually negotiated and vary among the different Choice brands, but generally are competitive with the industry average within their market group. Franchise fees usually have four components: an initial, one-time affiliation fee; a royalty fee; a marketing fee; and a reservation fee. Proceeds from the marketing fee and reservation fee are used exclusively to fund the Company’s marketing and reservation activities. Most marketing fees support marketing programs designed to support all of the Choice brands, while some contribute to brand-specific marketing programs.

Our standard franchise fees are as follows:

QUOTED FEES BY BRAND AS OF DECEMBER 31, 2003

Brand	Initial Fee Per Room/ Minimum	On-Going Fees as a Percentage of Franchisee’s Gross Room Revenues
		Royalty Fees	Marketing Fees		Reservation Fees
Comfort Inn	$300/$50,000	5.25%	2.1%		1.75%
Comfort Suites	$300/$50,000	5.25%	2.1%		1.75%
Quality Inn	$300/$35,000	4.0%	2.1%		1.75%
Quality Suites	$300/$50,000	4.0%	2.1%		1.75%
Sleep Inn	$300/$40,000	4.5%	2.1%		1.75%
Clarion	$300/$40,000	4.25%	2.0%		1.25%
Econo Lodge	$250/$25,000	4.0%	3.5	%(1)	—
MainStay Suites	$300/$30,000	4.5%	2.5	%(1)	—
Rodeway	$250/$25,000	3.5%	1.25%		1.25%

(1)	Fee includes both marketing and reservation fees.

Franchise Operations

Our operations are designed to improve RevPAR and lower operating costs for our franchisees, as these are the measures of performance that most directly impact franchisee profitability. We believe that by helping our franchisees to become more profitable we will enhance our ability to both retain our existing franchisees and attract new franchisees. The key aspects of our franchise operations are:

Central Reservation System. On average, approximately one-third of the gross room revenue booked at franchisees’ properties is reserved through our central reservation system, which consists of our toll-free telephone reservation system, our proprietary internet site, interfaces with global distribution systems, and other internet reservations sites. Our reservation system consists of a computer reservation system, three reservation centers in North America and several international reservation centers operated by us or our master franchisees. Reservation agents trained on the reservation system can match each caller with a Choice-branded hotel meeting the caller’s needs. It provides a data link to our franchised properties as well as to the Amadeus, Galileo, SABRE and Worldspan airline reservation systems that facilitate the reservation process for travel agents. We also offer our rooms for sale on our own proprietary internet site (www.choicehotels.com) as well as those of other travel companies.

Our reservation agents are trained to cross-sell the Choice brands. If a room in the Choice hotel brand requested by a customer is not available in the location or price range that the customer desires, the agent may offer the customer a room in another Choice-branded hotel that meets the customer’s needs. Cross-selling enables Choice and its franchisees to capture additional business.

Property Management System. Our proprietary property and yield management system, Profit Manager by Choice Hotels, is designed to help franchisees maximize profitability and compete more effectively by managing their rooms inventory, rates and reservations. The Profit Manager system synchronizes each hotel’s inventory with our system, giving our reservation sales agents last room sell capabilities at every hotel. Profit Manager includes a revenue management feature that calculates and suggests optimum rates based on each hotel’s past performance and projected occupancy.

Brand Name Marketing and Advertising. Our marketing and advertising programs are designed to heighten consumer awareness and preference for the Choice brands. Marketing and advertising efforts include national television, internet and radio advertising, print advertising in consumer and trade media and promotional events, including joint marketing promotions with vendors and corporate partners.

In 2003, a new national marketing campaign tagline, “We’ll See You There”SM, was introduced.

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

Since 1998, we have operated a loyalty program called Choice Privileges®, which includes all of our mid-scale brands (Comfort, Clarion, Quality, Sleep and MainStay Suites) to attract and retain frequent travelers. As of December 31, 2003, the program had approximately 2.3 million members. In 2001, we launched a similar loyalty program called EA$Y CHOICE® for our Econo Lodge and Rodeway Inn brands. The EA$Y CHOICE program is a stamp redemption program and has no membership requirement to participate. Choice Privileges® and EA$Y CHOICE participants can earn points/ stamps redeemable for free stays in Choice brand properties. Choice also offers guests the ability to earn airline miles for qualifying stays redeemable for flights with Southwest Airlines, United Air Lines, American Airlines, US Airways, Continental Airlines, America West Airlines, Delta Air Lines and Northwest Airlines.

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

Quality Assurance Programs. Consistent quality standards are critical to the success of a hotel franchise. We have established quality standards for all of our franchised brands that cover housekeeping, maintenance, brand identification and minimum service offering. We inspect properties for compliance with our quality standards when application is made for admission to the franchise system. The compliance of existing franchisees with quality standards is monitored through scheduled and unannounced quality assurance reviews conducted periodically at each property. Properties that fail to maintain a minimum score are reinspected on a more frequent basis until deficiencies are cured, or until such properties are terminated.

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

Training. We maintain a training department that conducts mandatory training programs for all franchisees and their employees. Regularly scheduled regional and national training meetings are also conducted for both property-level staff and managers. Training programs teach franchisees how to best use the Choice reservation system and marketing programs and fundamental hotel operations such as housekeeping, maintenance and inventory yield management.

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

The ability of a hotel to compete may be affected by a number of factors, including the location and quality of the property, the number and quality of competing properties nearby, its affiliation with a recognized name brand and general regional and local economic conditions. The effect of local economic conditions on our results is substantially reduced by the geographic diversity of our franchised properties, which are located in 49 states, Puerto Rico and 41 additional countries and territories, as well as our range of products and room rates.

Service Marks and Other Intellectual Property

The service marks Comfort Inn, Comfort Suites, Quality, Clarion, Sleep Inn, Econo Lodge, Rodeway Inn, MainStay Suites, Flag Hotels and related marks and logos are material to our business. We, directly and through our franchisees, actively use these marks. All of the material marks are registered with the United States Patent and Trademark Office. In addition, we have registered certain of our marks with the appropriate governmental agencies in over 100 countries where we are doing business or anticipate doing business in the foreseeable future. We seek to protect our brands and marks throughout the world, although the strength of legal protection available varies from country to country. Depending on the jurisdiction, trademarks and other registered marks are valid as long as they are in use and/or their registrations are properly maintained and they have not been found to have become generic.

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

Impact of Inflation and Other External Factors

Franchise fees can be impacted by external factors, including, in particular the supply of hotel rooms within the lodging industry relative to the demand for rooms by travelers, and inflation.

We believe industry wide supply and demand for hotel rooms is lower than historical averages. We believe these supply and demand conditions exist because of the current economic and geopolitical uncertainty. We expect to benefit in the form of increased franchise fees from future growth in consumer demand as well as in the supply of hotel rooms, which do not result in excess lodging industry capacity and demand for hotel rooms. However, a prolonged decline in demand for hotel rooms would negatively impact our business.

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

Among other unpredictable external factors which may negatively impact us are wars, acts of terrorism, airline strikes, gasoline shortages, severe weather and the risks described above under the heading Risk Factors.

Employees

We employed domestically approximately 1,540 people as of March 8, 2004. None of our employees are represented by unions or covered by collective bargaining agreements. We consider our relations with our employees to be good.

Item 2.	Description of Property.

Our principal executive offices are located at 10750 Columbia Pike, Silver Spring, MD 20901. The offices are leased from a third party. We own our reservation and property system’s information technology office in Phoenix, AZ, and reservation centers in Minot, ND and Grand Junction, CO. Management believes that the Company’s existing properties are sufficient to meet its present needs and does not anticipate any difficulty in securing additional or alternative space, as needed, on terms acceptable to the Company.

We own three MainStay Suites hotels located in Brentwood, TN, Pittsburgh, PA and Greenville, SC.

Item 3.	Legal Proceedings.

The Company is not a party to any litigation, other than routine litigation incidental to its business. None of such litigation, either individually or in the aggregate, is expected to be material to the business, financial position, liquidity or results of operations of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

EXECUTIVE OFFICERS OF CHOICE HOTELS INTERNATIONAL, INC.

The name, age, title, present principal occupation, business address and other material occupations, positions, offices and employment of each of the executive officers of the Company are set forth below. The business address of each executive officer is 10750 Columbia Pike, Silver Spring, Maryland 20901, unless otherwise indicated.

Name	Age	Position
Stewart Bainum, Jr.	57	Chairman of the Board of Directors
Charles A. Ledsinger, Jr.	54	Chief Executive Officer and President
Joseph M. Squeri	38	Senior Vice President, Development and Chief Financial Officer
Michael J. DeSantis	45	Senior Vice President, General Counsel and Secretary
Bruce N. Haase	43	Senior Vice President, International
Thomas Mirgon	47	Senior Vice President, Human Resources and Administration
Janna Morrison	42	Senior Vice President, Franchise Services
Daniel Rothfeld	44	Senior Vice President, Partner Services and Emerging Business Opportunities
Gary Thomson	49	Senior Vice President, Chief Information Officer
Wayne W. Wielgus	49	Senior Vice President, Marketing
David L. White	35	Vice President, Controller
David E. Goldberg	36	Vice President, Corporate and Brand Strategy and Treasurer

Background of Executive Officers:

Stewart Bainum, Jr. Director from 1977 to 1996 and since 1997. He has served as Chairman of the Board of Choice Hotels from March 1987 to November 1996 and since October 1997. He has served as Chairman of the Board of Sunburst Hospitality Corporation (“Sunburst”) since November 1996. He was a director of Manor Care, Inc. from September 1998 to September 2002, serving as Chairman from September 1998 until September 2001. From March 1987 to September 1998, he was Chairman and Chief Executive Officer of the former Manor Care, Inc. (now known as Manor Care of America, Inc.). He served as President of MCA and Chief Executive Officer of ManorCare Health Services, Inc. from March 1987 to September, 1998, and as Vice Chairman of MCA from June 1982 to March 1987.

Charles A. Ledsinger, Jr. President, Chief Executive Officer and Director of the Company since August, 1998. He was President and Chief Operating Officer of St. Joe Company from February 1998 to August 1998, Senior Vice President and Chief Financial Officer of St. Joe Company from May 1997 to February 1998; Senior Vice President and Chief Financial Officer of Harrah’s Entertainment, Inc. from June 1995 to May 1997; and Senior Vice President and Chief Financial Officer of Promus Companies Incorporated from August 1990 to June 1995. He serves as a director of FelCor Lodging Trust, Inc., Friendly’s Ice Cream Corporation and TBC Corporation.

Joseph M. Squeri. Senior Vice President, Development and Chief Financial Officer since March 2002. He was Senior Vice President and Chief Financial Officer of the Company from June 1999 until March 2002; Treasurer of the Company from April 1998 to February 2004; and Vice President, Finance and Controller of the Company from March 1997 to June 1999 and of Former Choice from March 1997 to October 1997.

Michael J. DeSantis. Senior Vice President, General Counsel and Secretary of the Company since June 1997 and of Former Choice from June 1997 to October 1997. He was Senior Attorney for Former Choice from November 1996 to June 1997; Senior Attorney for Manor Care from January 1996 to October 1996; Vice President, Associate General Counsel and Assistant Secretary for Caterair International Corporation from April 1994 to December 1995; and Assistant General Counsel of Caterair International from May 1990 to March 1994.

Bruce N. Haase. Senior Vice President, International of the Company since October 2000. He was Vice President – Finance and Treasurer from April 2000 until October 2000. He was Vice President, Finance and Treasurer of The Ryland Group, Inc., in Columbia, Maryland, from August 1999 until March 2000 and Vice President and Treasurer from October 1995 until August 1999.

Thomas Mirgon. Senior Vice President, Administration since April 1998. He was Senior Vice President, Human Resources of the Company from March 1997 to April 1998 and of Former Choice from March 1997 to October 1997; Vice President, Administration of Interim Services from August 1993 to February 1997; and employed by Taco Bell Corp. from January 1986 to August 1993, last serving as Senior Director, Field Human Resources from February 1992 to August 1993.

Janna Morrison. Senior Vice President, Franchise Services since November 2001. She was Vice President, Property Systems from 1998 to November 2001; Vice President, Revenue Management from 1995 to 1998.

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

David L. White. Vice President, Controller of Choice since December 2002; Vice President, Financial/SEC Reporting from September 2002 to December 2002. He was Senior Manager, Ernst & Young, LLP from May 2002 to September 2002; He was employed by Arthur Andersen LLP as Senior Manager from May 1999 to May 2002, and manager from October 1998 to May 1999. He served as Assistant Controller for the energy marketing division of Statoil Energy, Inc. from May 1997 to September 1998.

David E. Goldberg. Vice President, Corporate and Brand Strategy and Treasurer of Choice since February 2004. He was Vice President, Strategy and Business Development from February 2002 to February 2004; Senior Director, Strategy and Business Development from January 2001 to February 2002; Director of Corporate Development from July 1999 to January 2001. He was Managing Associate with McManis Associates from January 1998-July 1999 and a Consultant with Andersen Consulting from September 1994 through January 1998.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

The shares of the Company’s common stock are listed and traded on the New York Stock Exchange. The following table sets forth information on the high and low prices of the Company’s common stock for the two most recently completed fiscal years.

QUARTERLY MARKET PRICE RANGE OF COMMON STOCK

Quarters Ended	Market Price Per Share
	High	Low
FISCAL 2003
March 31,	$25.94	$20.19
June 30,	27.43	21.72
September 30,	34.25	26.92
December 31,	36.85	28.65
FISCAL 2002
March 31,	$25.40	$18.75
June 30,	27.00	19.77
September 30,	25.10	18.37
December 31,	24.00	16.30

On December 10, 2003, Choice’s board of directors declared an initial cash dividend of $0.20 per share on outstanding shares of common stock, which was paid on January 26, 2004, to shareholders, representing 34,493,465 common shares, of record on January 16, 2004. The declaration of future dividends will be subject to the discretion of the Board of Directors. The Company did not declare or pay any cash dividends on its common stock during the twelve month period ended December 31, 2002.

As of March 1, 2004 there were 2,660 holders of record of the Company’s common stock.

The following table sets forth information regarding the number of shares of the Company’s common stock that were subject to outstanding stock options at December 31, 2003.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	3,292,240	$16.33	1,344,077
Equity compensation plans not approved by shareholders	Not applicable	Not applicable	Not applicable

Item 6.	Selected Financial Data.

Company Results (in millions, except per share data)

	As of and for the year ended December 31,
	1999	2000	2001	2002	2003
Total Revenues	$324.2	$352.8	$341.4	$365.6	$386.1
Net Income	57.2	42.4	14.3	60.8	71.9
Basic Earnings per Share	1.04	0.80	0.32	1.55	2.01
Diluted Earnings per Share	1.03	0.80	0.32	1.52	1.96
Total Assets	464.7	484.1	321.2	316.8	267.3
Long-term Debt	307.4	297.2	281.3	307.8	246.7
Cash Dividends Declared Per Common Share	—	—	—	—	0.20

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand Choice Hotels International, Inc. and subsidiaries (together “the Company”). MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes.

Overview

We are a hotel franchisor with franchise agreements representing 4,810 hotels open and 491 hotels under development as of December 31, 2003, with 388,618 rooms and 39,877 rooms, respectively, in 44 countries and territories. Our brand names include Comfort Inn, Comfort Suites, Quality, Clarion, Sleep Inn, Econo Lodge, Rodeway Inn, MainStay Suites and Flag Hotels. The Company’s franchises operate in 49 states, Puerto Rico and 41 additional countries and territories. Approximately 95% of the Company’s revenues are derived from hotels franchised in the United States.

Our Company generates revenues, income and cash flows primarily from initial and continuing royalty fees attributable to our franchise agreements. Revenues are also generated from partner services endorsed vendor arrangements, hotel operations and other sources.

We are contractually required by our franchise agreements to use the marketing and reservation fees we collect for system-wide marketing and reservation activities. These expenditures, which include advertising costs and costs to maintain our central reservations system, help to enhance awareness and increase consumer preference for our brands. Greater awareness and preference promotes long-term growth in business delivery to our franchisees, which ultimately increases franchise fees earned by the Company.

Our Company articulates its mission as a commitment to provide hotel franchises that strive to generate the highest return on investment. We have developed an operating system dedicated to our franchisees’ success: One that focuses on delivering guests to our franchised hotels and reducing costs for our hotel owners. More specifically, through our actions we strive every day to continuously improve our franchise offerings to create the highest return on investment of any hotel franchise.

We believe that executing our strategic priorities creates value. Our Company focuses on two key value drivers:

Profitable Growth. Our success is dependent on improving the performance of our hotels and increasing our system size by selling additional hotel franchises. We attempt to improve our franchisees’ revenues and overall profitability by providing a variety of products and services designed to increase business delivery to and/or reduce operating and development costs for our franchisees. These products and services include national marketing campaigns, a central reservation system, property and yield management systems, quality assurance standards and endorsed vendor relationships. We believe that healthy brands which deliver a compelling return on investment for franchisees will enable us to sell additional hotel franchises. We have established multiple brands that meet the needs of many types of guests, and can be developed at various price points and applied to both new and existing hotels. This ensures that we have brands suitable for creating growth in a variety of market conditions. Improving the performance of the hotels under franchise and growing the system through additional franchise sales while maintaining a disciplined cost structure are the keys to profitable growth.

Maximizing Financial Returns and Creating Value for Shareholders. Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. We believe our strong and predictable cash flows create a strong financial position that provides us a competitive advantage. Our business does not require significant capital to operate and grow, therefore, we can maintain a capital structure that generates high financial returns and use our excess cash flow to increase returns to our shareholders. We have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. We have repurchased 29.3 million shares of common stock at a total cost of $514.8 million, or an average price of $17.54 per share since the program’s inception. Our cash flows from operations support our ability to complete the repurchase of approximately 1.4 million shares presently remaining under our current board of directors authorization. Upon completion of the current authorization we will evaluate the propriety of additional share repurchases with our board of directors. In 2003, we initiated a cash dividend of $0.20 per share per quarter on our common stock. The initial dividend was declared in December 2003 and paid in January 2004. We presently expect to continue to pay dividends in the future. Based on our present dividend rate and outstanding share count aggregate annual dividends would be approximately $27.5 million.

We believe these value drivers, when properly implemented, will enhance our profitability, maximize our financial returns and continue to generate value for our shareholders. The ultimate measure of our success will be reflected in the items below.

Results of Operations. Royalty fees, operating income, net income and diluted earnings per share represent key measurements of these value drivers. In 2003, royalty fees revenue totaled approximately $151.3 million, a 6% increase from 2002. Operating income totaled $114.0 million in 2003, a 9% increase from 2002. Net income increased to $71.9 million, an 18% increase from 2002. Diluted earnings per share were $1.96, a 29% improvement over 2002. Net income and diluted earnings per share include a $3.4 million gain from the prepayment of a note receivable during 2003. These measurements will continue to be a key management focus in 2004 and beyond. Refer to MD&A heading “Operations Review” for additional analysis of our results.

Liquidity and Capital Resources. In 2003, net cash provided by operating activities was $115.5 million, a 17% increase from 2002. Since our business does not require significant reinvestment of capital, we utilize cash in ways that management believes provides the greatest returns to our shareholders which include share repurchases and dividends. We believe the Company’s cash flow from operations and available financing capacity are sufficient to meet the expected future operating, investing and financing needs of the business.

Refer to MD&A heading “Liquidity and Capital Resources” for additional analysis.

The principal factors that affect the Company’s results are: the number and relative mix of franchised hotels; growth in the number of hotels under franchise; occupancy and room rates achieved by the hotels under franchise; the effective royalty rate achieved; and our ability to manage costs. The number of rooms at franchised properties and occupancy and room rates at those properties significantly affect the Company’s results because our fees are based upon room revenues at franchised hotels. The key industry standard for measuring hotel operating performance is revenue per available room (“RevPAR”), which is calculated by multiplying the percentage of occupied rooms by the average daily room rate realized. Our variable overhead costs associated with franchise system growth have historically been less than incremental royalty fees generated from new franchisees. Accordingly, continued growth of our franchise business should enable us to realize benefits from the operating leverage in place and improve operating results.

Operations Review

Comparison of 2003 Operating Results and 2002 Operating Results

The Company recorded net income of $71.9 million for the year ended December 31, 2003, an increase of $11.1 million from $60.8 million for the year ended December 31, 2002. Net income in 2003 included a $3.4 million gain on the prepayment of the Sunburst Hospitality note. In addition to the note prepayment gain, the increase in net income for the period is attributable to improved operating income resulting from a $15.0 million, or 8.7%, increase in franchise revenues partially offset by increased selling, general and administrative costs.

Summarized financial results for the years ended December 31, 2003 and 2002 are as follows:

	2003	2002
	(In thousands)
REVENUES:
Royalty fees	$151,326	$142,943
Initial franchise and relicensing fees	16,799	12,881
Partner services	13,227	11,860
Marketing and reservation	195,420	190,145
Hotel operations	3,565	3,331
Other	5,767	4,402

Total revenues	386,104	365,562

OPERATING EXPENSES:
Selling, general and administrative	62,860	56,520
Depreciation and amortization	11,225	11,251
Marketing and reservation	195,420	190,145
Hotel operations	2,616	2,946

Total operating expenses	272,121	260,862

Operating income	113,983	104,700
Interest expense	11,597	13,136
Interest and other investment income	(6,185)	(4,549)
Gain on prepayment of note receivable from Sunburst	(3,383)	—
Equity in net (income) losses of affiliates	(582)	71
Other	129	224

Income before income taxes	112,407	95,818
Income taxes	40,544	34,974

Net income	$71,863	$60,844

Management analyzes its business based on franchise revenues, which is total revenues excluding marketing and reservation revenues and hotel operations, and franchise operating expenses that are reflected as selling, general and administrative expenses.

Franchise Revenues: Franchise revenues were $187.1 million for the year ended December 31, 2003 compared to $172.1 million for the year ended December 31, 2002. Royalty fees increased $8.4 million to $151.3 million from $142.9 million in 2002, an increase of 5.9%. The increase in royalties is attributable to a 4.2% increase in the number of domestic franchised hotel rooms and an increase in the effective royalty rate of the domestic hotel system to 4.01% from 3.97%, partially offset by a 0.8% decrease in RevPAR. Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise contracts increased 36.1% to $11.3 million for the year ended December 31, 2003 from $8.3 million for the year ended December 31, 2002. In addition, international royalty fees increased approximately $2.9 million during 2003 as a result of the consolidation of Flag Choice Hotels beginning in July 2002. The increase reflects domestic franchise agreements executed in 2003 of 470, compared to 304 agreements executed in 2002. Relicensing fees increased 19.6% to $5.5 million for the year ended December 31, 2003 from $4.6 million for the year ended December 31, 2002. Relicensing fees are charged to the new property owner of a franchised property whenever an ownership change occurs and the property remains in the franchise system. Revenues generated from partner services increased 10.9% to $13.2 million for the year ended December 31, 2003 from $11.9 million for the year ended December 31, 2002.

The number of domestic rooms on-line increased to 294,268 from 282,423, an increase of 4.2% for the year ended December 31, 2003. For 2003, the total number of domestic hotels on-line grew 4.4% to 3,636 from 3,482 for 2002. International rooms on-line increased to 94,350 as of December 31, 2003 from 91,299 as of December 31, 2002, an increase of 3.3%. The total number of international hotels on-line decreased slightly to 1,174 from 1,182, a decrease of 0.7% for the year ended December 31, 2003. As of December 31, 2003, the Company had 401 franchised hotels with 31,409 rooms either in design or under construction in its domestic system. The Company has an additional 90 franchised hotels with 8,468 rooms under development in its international system as of December 31, 2003.

Franchise Expenses: The cost to operate the franchising business is reflected in selling, general and administrative expenses. Selling, general and administrative expenses were $62.9 million for the year ended December 31, 2003, an increase of $6.4 million from the year ended December 31, 2002 total of $56.5 million. As a percentage of revenues, excluding marketing and reservation fees and hotel operations, total SG&A expenses were 33.6% for the year ended December 31, 2003, compared to 32.8% for 2002. The increase is attributable to increased costs associated with the adoption of the fair value method of accounting for stock options, performance based incentive compensation for sales and other management personnel, retirement plan costs and the consolidation of Flag Choice Hotels upon acquisition of a controlling interest on July 1, 2002.

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

Total marketing and reservation revenues were $195.4 million and $190.1 million for the years ended December 31, 2003 and 2002, respectively. Depreciation and amortization attributable to marketing and reservation activities was $12.1 million and $13.0 million for the years ended December 31, 2003 and 2002, respectively. Interest expense attributable to reservation activities was $1.3 million and $1.4 million for the years ended December 31, 2003 and 2002, respectively. Marketing and reservation activities provided positive cash flow of $24.7 million and $17.2 million for the years ended December 31, 2003 and 2002, respectively. As of December 31, 2003 and 2002, the Company’s balance sheet includes a receivable of $32.4 million and $44.9 million, respectively, for marketing and reservation fees. This receivable is recorded as an asset in the financial statements as the Company has the contractual authority to require that the franchisees in the system at any given point repay the Company for any deficits related to marketing and reservation activities. The Company’s current franchisees are legally obliged to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue. The Company has no present intention to accelerate repayment of the deficit from current franchisees.

Interest and Other: Interest expense of $11.6 million in the year ended December 31, 2003 is down $1.5 million from $13.1 million in the year ended December 31, 2002 due primarily to lower effective interest rates and lower average outstanding debt balances. The Company’s weighted average interest rate as of December 31, 2003 was 4.29% compared to 4.39% as of December 31, 2002. Included in the results for 2003 and 2002 is approximately $4.5 million and $4.6 million, respectively, of interest income earned on the note receivable from Sunburst.

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

Summarized financial results for the years ended December 31, 2002 and 2001 are as follows:

	2002	2001
	(In thousands)
REVENUES:
Royalty fees	$142,943	$140,185
Initial franchise and relicensing fees	12,881	12,887
Partner services	11,860	12,042
Marketing and reservation	190,145	168,170
Hotel operations	3,331	3,215
Other	4,402	4,929

Total revenues	365,562	341,428

OPERATING EXPENSES:
Selling, general and administrative	56,520	62,015
Impairment of Friendly investment	—	22,713
Depreciation and amortization	11,251	12,452
Marketing and reservation	190,145	168,170
Hotel operations	2,946	2,501

Total operating expenses	260,862	267,851

Operating income	104,700	73,577
Interest expense	13,136	15,445
Interest and other investment income	(4,549)	(4,329)
Equity in net losses of affiliates	71	16,436
Other	224	608

Income before income taxes	95,818	45,417
Income taxes	34,974	31,090

Net income	$60,844	$14,327

Franchise Revenues: Franchise revenues were $172.1 million for the year ended December 31, 2002 compared to $170.0 million for the year ended December 31, 2001. Royalty fees increased $2.7 million to $142.9 million from $140.2 million in 2001, an increase of 1.9%. The increase in royalties is primarily attributable to a 4.4% increase in the number of domestic franchised hotel rooms and an increase in the effective royalty rate of the domestic hotel system to 3.97% from 3.95%, offset by a 3.8% decrease in RevPAR. Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise contracts increased 7.8% to $8.3 million for the year ended December 31, 2002 from $7.7 million for the year ended December 31, 2001. Relicensing fees declined 11.5% to $4.6 million for the year ended December 31, 2002 from $5.2 million for the year ended December 31, 2001. Relicensing fees are charged to the new property owner of a franchised property whenever an ownership change occurs and the property remains in the franchise system. The decrease in relicensing fees in 2002 reflects a lower number of such ownership changes in 2002 compared to 2001. Total domestic franchise agreements executed in 2002 were 304, compared to 300 total agreements executed in 2001. Revenues generated from partner services were $11.9 million, compared to $12.0 million in 2001.

The number of domestic rooms on-line increased to 282,423 from 270,514, an increase of 4.4% for the year ended December 31, 2002. For 2002, the total number of domestic hotels on-line grew 4.7% to 3,482 from 3,327 for 2001. International rooms on-line decreased slightly to 91,299 as of December 31, 2002 from 92,035 as of December 31, 2001, a decrease of 0.8%. The total number of international hotels on-line decreased to 1,182 from 1,218, a decrease of 3.0% for the year ended December 31, 2002. The decrease in international hotels online is primarily due to termination of certain Flag properties which failed to maintain the Company’s brand standards or which declined to formalize a franchise relationship following the Company’s acquisition of a controlling interest in Flag Choice Hotels during 2002. As of December 31, 2002, the Company had 310 franchised hotels with 23,766 rooms either in design or under construction in its domestic system. The Company had an additional 164 franchised hotels with 17,799 rooms under development in its international system as of December 31, 2002.

Franchise Expenses: The cost to operate the franchising business is reflected in selling, general and administrative expenses. Selling, general and administrative expenses were $56.5 million (including restructuring charges of $1.6 million) for the year ended December 31, 2002, a decrease of $5.5 million from the year ended December 31, 2001 total of $62.0 million (including restructuring charges of $5.9 million). As a percentage of net franchise revenues, selling, general and administrative expenses declined to 32.8% in 2002 from 36.5% in 2001. This decline, which increased franchising margins from 63.5% to 67.2%, was largely due to a $4.3 million reduction in restructuring charges incurred in 2002 compared to 2001.

Marketing and Reservations: Total marketing and reservation revenues were $190.1 million and $168.2 million for the years ended December 31, 2002 and 2001, respectively. Depreciation and amortization attributable to marketing and reservation activities was $13.0 million and $11.8 million for the years ended December 31, 2002 and 2001, respectively. Interest expense attributable to reservation activities was $1.4 million and $2.0 million for the years ended December 31, 2002 and 2001, respectively. Marketing and reservation activities provided a positive cash flow of $17.2 million and $20.3 million for the years ended December 31, 2002 and 2001, respectively. As of December 31, 2002 and 2001, the Company’s balance sheet included a receivable of $44.9 million and $49.4 million, respectively, for marketing and reservation fees. The Company has the contractual authority to require that the franchisees in the system at any given point repay the Company for any deficits related to marketing and reservation activities. The Company’s current franchisees are legally obliged to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue. The Company has no present intention to accelerate repayment of the deficit from current franchisees.

Depreciation and Amortization: Depreciation and amortization decreased to $11.3 million in the year ended December 31, 2002 from $12.5 million in the year ended December 31, 2001. This decrease is primarily attributable to the Company’s adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” pursuant to which the Company stopped amortizing goodwill effective January 1, 2002.

Friendly: The Company’s entire investment in Friendly was written off in 2001; accordingly, the Company’s 2002 results of operations do not include any equity method losses or other amounts related to Friendly. In addition to the $22.7 million impairment described below, the Company recorded equity method losses associated with its investment in Friendly totaling $10.3 million (net of taxes) for the year ended December 31, 2001.

On February 21, 2002, Friendly announced that it had been unable to find an acceptable buyer for its business and would terminate such efforts to sell its business. Given this termination and the adverse economic conditions of Friendly, the Company disposed of its entire investment in Friendly on March 20, 2002. The Company wrote-off its entire investment in Friendly through a $22.7 million charge to reflect the permanent impairment of this asset as of December 31, 2001.

Interest and Other: Interest expense of $13.1 million in the year ended December 31, 2002 is down $2.3 million from $15.4 million in the year ended December 31, 2001 due primarily to lower effective interest rates. The Company’s weighted average interest rate as of December 31, 2002 was 4.39% compared to 4.52% as of December 31, 2001. Included in the results for 2002 and 2001 is approximately $4.6 million and $4.2 million, respectively, of interest income earned on the note receivable from Sunburst. The note from Sunburst accrued interest up until June 2002, at which point interest became payable semi-annually in arrears. As of December 31, 2002, the Company’s balance sheet included an interest receivable from Sunburst of $2.3 million which is included in other current assets in the accompanying consolidated balance sheets and was paid to the Company by Sunburst in January 2003.

Liquidity and Capital Resources

Net cash provided by operating activities was $115.5 million for the year ended December 31, 2003, representing an increase of $16.5 million from $99.0 million for the year ended December 31, 2002. The increase in cash provided by operating activities was primarily due to improvements in operating income and repayments related to the marketing and reservation receivable.

During 2002 and 2001, the Company realigned its corporate structure to increase its strategic focus on delivering value-added services and support to franchisees, including centralizing the Company’s franchise service and sales operations, consolidating its brand management functions and realigning its call center operations. The Company recorded a $1.6 million restructuring charge in 2002 of which approximately $0.9 million and $0.4 million was paid in 2003 and 2002, respectively. Approximately $0.3 million of the expense was related to stock compensation for severed employees and was credited directly to additional paid-in capital. The restructuring was initiated and completed in 2002. The Company recorded a $5.9 million restructuring charge in 2001 of which approximately $0.9 million of the expense was related to stock compensation for severed employees and was credited directly to additional paid-in capital. Through December 31, 2002 the Company paid $4.4 million and during 2003 the Company paid an additional $0.5 million related to this restructuring. As a result of these payments, the Company’s obligations related to the 2001 restructuring were satisfied and approximately $0.1 million was recorded as a reduction of selling, general and administrative expense in 2003. As of December 31, 2003, the Company’s obligations related to the 2002 and 2001 restructurings were satisfied resulting in no liability remaining at December 31, 2003. The restructuring charges for 2002 and 2001 are included in selling, general and administrative expenses in the accompanying consolidated statements of income.

Net cash repayments related to marketing and reservation activities totaled $24.7 million and $17.2 million during the years ended December 31, 2003 and 2002, respectively. The net repayments are associated with cost reductions from restructured operations, growth in fees from normal operations and increases in property and yield management fees. The Company expects marketing and reservation activities to generate positive cash flows between $18.5 million and $21.0 million in 2004.

Cash (used in) provided by investing activities for the years ended December 31, 2003, 2002 and 2001, was $27.8 million, ($14.7 million) and $87.7 million, respectively. During the years ended December 31, 2003, 2002 and 2001, capital expenditures totaled $8.5 million, $12.2 million and $13.5 million, respectively. Capital expenditures include the installation of system-wide property and yield management systems, upgrades to financial and reservation systems, computer hardware and renovations to the Company’s corporate headquarters (including a franchisee learning and training center). During 2003, the Company received a cash payment of $44.7 million from Sunburst related to the prepayment of a note receivable due to the Company. During 2003, approximately $4.5 million of interest income related to this note was included in net income. As a result of the prepayment, no interest income related to this note will be realized in future periods.

Financing cash flows relate primarily to the Company’s borrowings under its credit lines and treasury stock purchases. In June 2001, the Company entered into a five-year $265 million competitive advance and multi-currency credit facility (“New Credit Facility”). The New Credit Facility provides for a term loan of $115 million and a revolving credit facility of $150 million. As of December 31, 2003, the Company had $81.5 million of term loans and $62.0 million of revolving loans outstanding pursuant to this facility. The term loan is payable over the next four years, $21.1 million of which is due in 2004. The New Credit Facility includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage and restrict the Company’s ability to make certain investments, incur debt and dispose of assets. Borrowings under the credit facility bear interest at one of several rates, at the option of the Company, including LIBOR plus .60% to 2.0%, based upon the credit rating of the Company and the loan type. In addition, the Company has the option to request participating banks to bid on loan participation at lower rates than those contractually provided by the credit facility. The credit facility requires the Company to pay annual fees ranging, based upon the credit rating of the Company, between 1/15 of 1% to 1/2 of 1% of the aggregate available commitment under the revolving credit facility. The proceeds from the credit facility are used for general corporate purposes, including working capital, debt repayment, stock repurchases, investments and acquisitions.

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

The Company has two subordinated lines of credit with banks providing up to an aggregate of $20 million of borrowings. In April 2003, the company entered into a $10.0 million revolving line of credit with a maturity date of April 2004. In May 2003, the Company extended the maturity date of an existing $10.0 million revolving line of credit originally obtained in August 2002 to May 2004. The lines of credit include customary financial and other covenants that require the maintenance of certain ratios identical to those included in the Company’s New Credit Facility. Borrowings under the lines of credit bear interest at rates established at the time of borrowing based on prime minus 175 basis points. As of December 31, 2003, approximately $2.6 million was outstanding pursuant to one of these lines of credit.

As of December 31, 2003, total long-term debt outstanding for the Company was $246.7 million, $23.8 million of which matures in the next twelve months.

Through December 31, 2003, the Company had repurchased 29.3 million shares of its common stock at a total cost of $514.8 million, including 2.9 million shares at a cost of $80.4 million during the year ended December 31, 2003. Subsequent to December 31, 2003 and through March 4, 2004, the Company repurchased 0.6 million shares of common stock at a total cost of $24.2 million.

In the fourth quarter 2003, we declared an initial cash dividend of $0.20 per share. Dividends declared in 2003 were $6.9 million. In the first quarter 2004, we declared a cash dividend of $0.20 per share payable on April 26, 2004 to shareholders of record on April 12, 2004. We expect dividends in 2004 to be approximately $27.5 million, subject to declaration by our board of directors.

The following table summarizes our contractual obligations as of December 31, 2003.

Contractual Obligations	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term debt	$246.7	$23.8	$122.9	$99.9	$0.1
Operating lease obligations	48.8	12.1	18.5	3.9	14.3
Purchase obligations	1.9	1.9	—	—	—
Other long-term liabilities	40.2	—	25.1	8.2	6.9

Total contractual cash obligations	$337.6	$37.8	$166.5	$112.0	$21.3

The Company believes that cash flows from operations and available financing capacity are adequate to meet expected future operating, investing and financing needs of the business.

Critical Accounting Policies

Our accounting policies comply with principles generally accepted in the United States. We have described below those policies that we believe are critical and require the use of complex judgment or significant estimates in their application. Additional discussion of these policies is included in Note 1 to our consolidated financial statements.

Revenue Recognition.

We recognize continuing franchise fees, including royalty, marketing and reservations fees, when earned and receivable from our franchisees. Franchise fees are typically based on a percentage of gross room revenues of each franchisee. Our estimate of the allowance for uncollectible royalty fees is charged to selling, general and administrative expense.

Initial franchise and relicensing fees are recognized, in most instances, in the period the related franchise agreement is executed because the initial franchise fee is non-refundable and the Company has no continuing obligations related to the franchisee. We defer the initial franchise fee revenue related to franchise agreements which include incentives until the incentive criteria are met or the agreement is terminated, whichever occurs first.

We account for partner services revenues from endorsed vendors in accordance with Staff Accounting Bulletin No. 104, (“SAB 104”) “Revenue Recognition.” SAB 104 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Pursuant to SAB 104, the Company recognizes partner services revenues when the services are performed or the product delivered, evidence of an arrangement exists, the fee is fixed and determinable and collectibility is probable. We defer the recognition of partner services revenues related to certain upfront fees and recognize them over a period corresponding to the Company’s estimate of the life of the arrangement.

Marketing and Reservation Revenues and Expenses.

The Company’s franchise agreements require the payment of franchise fees, including marketing and reservation fees, which are used exclusively by the Company for expenses associated with providing services such as national marketing, media advertising, central reservation systems and technology services. The Company is contractually obligated to expend the marketing and reservation fees it collects from franchisees to provide these types of services in accordance with the franchise agreements; as such, no income or loss to the Company is generated. In accordance with our contracts, we include in marketing and reservation expenses an allocation of costs for certain activities, such as human resources, legal, accounting, etc., required to carry out marketing and reservation activities.

The Company records marketing and reservation revenues and expenses in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” which requires that these revenues and expenses be recorded gross. In addition, net advances to and repayments from the franchise system for marketing and reservation activities are presented as cash flows from operating activities.

Reservation fees and marketing fees not expended in the current year are carried over to the next fiscal year and expended in accordance with the franchise agreements. Shortfall amounts are similarly recovered in subsequent years. Cumulative excess or shortfall amounts from the operation of these programs are recorded as a marketing or reservation fee payable or receivable. Under the terms of the franchise agreements, the Company may advance capital as necessary for marketing and reservation activities and recover such advances through future fees. Our current assessment is that the credit risk associated with the marketing and reservation fee receivable is mitigated due to our contractual right to recover these amounts from a large geographically disperse group of franchisees.

Impairment Policy.

We evaluate the fair value of goodwill to assess potential impairments on an annual basis, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. We evaluate impairment of goodwill by comparing the fair value of our net assets with the carrying amount of goodwill. We evaluate the potential impairment of property and equipment and other long-lived assets, including franchise rights whenever an event or other circumstance indicates that we may not be able to recover the carrying value of the asset. Our evaluation is based upon future cash flow projections. These projections reflect management’s best assumptions and estimates. Significant management judgment is involved in developing these projections, and they include inherent uncertainties. If different projections had been used in the current period, the balances for noncurrent assets could have been materially impacted. Furthermore, if management uses different projections or if different conditions occur in future periods, future operating results could be materially impacted. The Company reviews outstanding notes receivable on a periodic basis to ensure that each is fully collectible by reviewing the financial condition of its debtors. If the Company concludes that it will be unable to collect all amounts due, the Company will record an impairment charge.

Stock Compensation.

Effective January 1, 2003, the Company adopted, in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the fair value based method of accounting for stock option awards granted on or after January 1, 2003. No compensation expense related to the grant of stock options under the Company’s stock compensation plans was reflected in net income for any years ended on or before December 31, 2002 because the Company accounted for grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and all stock options granted in those years had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 148 to all stock compensation for the three years ended December 31, 2003 is set forth in Note 1 to our consolidated financial statements.

Income Taxes.

Our income tax expense and related balance sheet amounts involve significant management estimates and judgments. Judgments regarding realization of deferred tax assets and the ultimate outcome of tax-related contingencies represent key items involved in the determination of income tax expense and related balance sheet accounts.

Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which we have already properly recorded the tax benefit in our income statement. Realization of our deferred tax assets reflects our tax planning strategies. We establish valuation allowances for deferred tax assets that we do not believe will be realized.

Tax assessments and resolution of tax contingencies may arise several years after tax returns have been filed. Predicting the outcome of such tax assessments involves uncertainty; however, we believe that recorded tax liabilities adequately account for our analysis of probable outcomes.

Forward-Looking Statements

Certain statements in this report that are not historical facts constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. Words such as “believes,” “anticipates,” “expects,” “intends,” “estimates,” “projects,” and other similar expressions, which are predictions of or indicate future events and trends, typically identify forward-looking statements. Such statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those projected, including: competition within each of our business segments; business strategies and their intended results; the balance between supply of and demand for hotel rooms; our ability to obtain new franchise agreements; our ability to develop and maintain positive relations with current and potential hotel owners; the effect of international, national and regional economic conditions and geopolitical events such as acts of god, acts of war, terrorism or epidemics; the availability of capital to allow potential hotel owners to fund investments in and construction of hotels; the cost and other effects of legal proceedings; and other risks described from time to time in our filings with the Securities and Exchange Commission, including those set forth under the heading “Risk Factors” in our Report on Form 10-K for the year ended December 31, 2003. Given these uncertainties, you are cautioned not to place undue reliance on such statements. We also undertake no obligation to publicly update or revise any forward-looking statement to reflect current or future events or circumstances.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company’s foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including in certain circumstances the use of derivative financial instruments. The Company does not foresee any significant changes in exposure in these areas or in how such exposure is managed in the near future.

At December 31, 2003 and December 31, 2002, the Company had $246.7 million and $307.8 million of debt outstanding at an effective interest rate of 4.3% and 4.2%, respectively. A hypothetical change of 10% in the Company’s effective interest rate from December 31, 2003 levels would increase or decrease interest expense by $0.3 million. The Company expects to refinance the $81.5 million (included in the outstanding December 31, 2003 debt balance described above) variable rate term loan balance outstanding at December 31, 2003, as the principal amortizes using the revolving line of credit available pursuant to the Company’s current Credit Facility. Prior to expiration of the Credit Facility in 2006, the Company expects to refinance its obligations.

The Company does not have any derivative financial instruments.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Auditors

To the Board of Directors and Shareholders

of Choice Hotels International, Inc. and subsidiaries:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Choice Hotels International, Inc. (the “Company”) and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of the Company as of December 31, 2001, and for the year then ended, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated March 20, 2002.

As discussed above, the financial statements of the Company as of December 31, 2001, and for the year then ended, were audited by other independent accountants who have ceased operations. As described in Note 3, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of January 1, 2002. We audited the transitional disclosures described in Note 3. In our opinion, the transitional disclosures for 2001 in Note 3 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

As discussed in Note 1 to the financial statements, the Company changed the manner in which it accounts for stock based compensation as of January 1, 2003.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

March 5, 2004

WE ARE INCLUDING IN THIS REPORT, PURSUANT TO RULE 2-02(E) OF REGULATION S-X, A COPY OF THE LATEST SIGNED AND DATED REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS FROM OUR PRIOR INDEPENDENT PUBLIC ACCOUNTANTS, ARTHUR ANDERSEN LLP. THIS REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS WAS PREVIOUSLY ISSUED BY ARTHUR ANDERSEN, FOR FILING WITH OUR ANNUAL REPORT ON FORM 10-K FILED BY CHOICE HOTELS INTERNATIONAL, INC. WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 25, 2002, AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. NOTE THAT THIS PREVIOUSLY ISSUED REPORT INCLUDES REFERENCES TO CERTAIN FISCAL YEARS AND PERIODS, WHICH ARE NOT REQUIRED TO BE PRESENTED IN THE ACCOMPANYING FINANCIAL STATEMENTS AS OF AND FOR THE FISCAL YEARS ENDED DECEMBER 31, 2003.

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

/s/    Arthur Andersen LLP

Vienna, Virginia

March 20, 2002

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2003	2002	2001
	(In thousands, except per share amounts)
REVENUES:
Royalty fees	$151,326	$142,943	$140,185
Initial franchise and relicensing fees	16,799	12,881	12,887
Partner services	13,227	11,860	12,042
Marketing and reservation	195,420	190,145	168,170
Hotel operations	3,565	3,331	3,215
Other	5,767	4,402	4,929

Total revenues	386,104	365,562	341,428
OPERATING EXPENSES:
Selling, general and administrative	62,860	56,520	62,015
Impairment of Friendly investment	—	—	22,713
Depreciation and amortization	11,225	11,251	12,452
Marketing and reservation	195,420	190,145	168,170
Hotel operations	2,616	2,946	2,501

Total operating expenses	272,121	260,862	267,851

Operating income	113,983	104,700	73,577

OTHER INCOME AND EXPENSES:
Interest expense	11,597	13,136	15,445
Interest and other investment income	(6,185)	(4,549)	(4,329)
Gain on prepayment of note receivable from Sunburst	(3,383)	—	—
Equity in net (income) losses of affiliates	(582)	71	16,436
Other	129	224	608

Total other income and expenses	1,576	8,882	28,160

Income before income taxes	112,407	95,818	45,417
Income taxes	40,544	34,974	31,090

Net income	$71,863	$60,844	$14,327

Weighted average shares outstanding-basic	35,699	39,333	44,174

Weighted average shares outstanding-diluted	36,674	40,057	44,572

Basic earnings per share	$2.01	$1.55	$0.32

Diluted earnings per share	$1.96	$1.52	$0.32

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2003	December 31, 2002
	(In thousands, except share amounts)
ASSETS
Current assets
Cash and cash equivalents	$20,031	$12,227
Receivables (net of allowance for doubtful accounts of $6,743 and $6,740, respectively)	33,623	32,629
Deferred income taxes	1,957	2,232
Other current assets	2,966	3,349

Total current assets	58,577	50,437
Property and equipment, at cost, net	54,253	64,650
Goodwill	60,620	60,620
Franchise rights, net	35,383	36,336
Receivable—marketing and reservation fees	32,368	44,916
Note receivable from Sunburst	—	41,318
Other assets	26,071	18,496

Total assets	$267,272	$316,773

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt	$23,829	$23,796
Accounts payable	29,740	23,301
Accrued expenses and other	44,704	30,189
Income taxes payable	2,577	7,022

Total current liabilities	100,850	84,308
Long-term debt	222,823	283,995
Deferred income taxes	21,562	29,807
Other liabilities	40,224	32,462

Total liabilities	385,459	430,572

Commitments and Contingencies
SHAREHOLDERS’ DEFICIT
Common stock, $ .01 par value; 160,000,000 shares authorized; 62,755,708 shares issued; 34,745,853 and 37,163,216 shares outstanding at December 31, 2003 and 2002, respectively	347	371
Additional paid-in-capital	74,496	73,100
Accumulated other comprehensive income	1,138	42
Deferred compensation	(2,641)	(3,492)
Treasury stock (28,009,855 and 25,592,492 shares at December 31, 2003 and 2002, respectively)	(496,510)	(423,839)
Retained earnings	304,983	240,019

Total shareholders’ deficit	(118,187)	(113,799)

Total liabilities and shareholders’ deficit	$267,272	$316,773

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$71,863	$60,844	$14,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,225	11,251	12,452
Gain on prepayment of note receivable from Sunburst	(3,383)	—	—
Provision for bad debts	(189)	1,256	476
Non-cash stock compensation and other charges	2,226	1,666	2,210
Non-cash interest and other investment income	(1,532)	(2,128)	(4,219)
Equity in net (income) losses of affiliates	(582)	71	16,436
Impairment of Friendly investment	—	—	22,713
Write-off of deferred financing costs	—	—	650
Changes in assets and liabilities, net of acquisitions:
Receivables	(887)	(5,538)	6,465
Receivable—marketing and reservation fees, net	24,726	17,219	20,267
Current liabilities	12,185	(3,911)	9,381
Income taxes payable/receivable and other assets	(422)	2,184	2,729
Deferred income taxes and other liabilities	255	16,104	(2,175)

Net cash provided by operating activities	115,485	99,018	101,712

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from prepayment of note receivable from Sunburst	44,701	—	—
Investment in property and equipment	(8,480)	(12,233)	(13,532)
Acquisition of Flag	(1,211)	(2,173)	—
Proceeds from disposition of property	498	—	—
Proceeds from restructuring of Old Note from Sunburst	—	—	101,954
Issuance of notes receivable	(4,433)	(3,440)	(1,228)
(Purchases) sales of investments, net	(2,673)	191	(532)
Other items, net	(618)	2,972	1,076

Net cash provided by (used in) investing activities	27,784	(14,683)	87,738

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	214,900	314,400	772,028
Principal payments of long-term debt	(276,104)	(288,220)	(790,795)
Purchase of treasury stock	(80,358)	(120,931)	(185,807)
Proceeds from exercise of stock options	6,097	5,772	12,294

Net cash used in financing activities	(135,465)	(88,979)	(192,280)

Net change in cash and cash equivalents	7,804	(4,644)	(2,830)
Cash and cash equivalents at beginning of period	12,227	16,871	19,701

Cash and cash equivalents at end of period	$20,031	$12,227	$16,871

Supplemental disclosure of cash flow information
Cash payments during the year for:
Income taxes, net of refunds	$49,559	$14,674	$29,013
Interest	13,357	14,132	18,039
Non-cash investing activities:
Conversion of note receivable into Flag equity interest	$—	$1,061	$—
Property assumed through the restructuring of Sunburst note	—	—	1,475
Non-cash financing activities:
Declaration of dividend	$6,899	$—	$—
Non-cash financing activities related to employee stock options exercised:
Income tax benefit realized	1,770	1,762	3,895
Treasury shares received for employee tax withholding obligations	98	—	—
Common shares surrendered in-lieu of exercise price	$181	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME

(In thousands, except share amounts)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Treasury Stock	Comprehensive Income	Retained Earnings	Total
Balance as of December 31, 2000	52,561,568	$526	$55,245	$(54)	$(1,300)	$(129,172)		$164,848	$90,093
Comprehensive income
Net income	—	—	—	—	—	—	14,327	14,327	14,327
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	(414)	—	(414)
Unrealized loss on available for sale securities, net of taxes, net of reclassification adjustment (Note 16)	—	—	—	—	—	—	(310)	—	(310)

Other comprehensive loss	—	—	—	(724)	—	—	(724)	—	—

Comprehensive income							$13,603

Deferred gain on hedge	—	—	—	424	—	—		—	424
Exercise of stock options/grants, net	1,287,454	13	14,885	—	—	1,503		—	16,401
Issuance of restricted stock	155,515	1	—	—	(2,304)	2,303		—	—
Amortization of deferred compensation related to restricted stock grants	—	—	—	—	747	—		—	747
Treasury purchases	(12,006,900)	(120)	—	—	—	(185,687)		—	(185,807)

Balance as of December 31, 2001	41,997,637	$420	$70,130	$(354)	$(2,857)	$(311,053)		$179,175	$(64,539)

Comprehensive income
Net income	—	—	—	—	—	—	60,844	60,844	60,844
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	341	—	341
Amortization of deferred gain on hedge, net of taxes	—	—	—	—	—	—	(67)	—	(67)
Unrealized gain on available for sale securities, net of taxes	—	—	—	—	—	—	122	—	122

Other comprehensive income	—	—	—	396	—	—	396	—	—

Comprehensive income							$61,240

Exercise of stock options	442,869	4	1,762	—	—	5,768		—	7,534
Issuance of restricted stock	109,894	1	—	—	(2,301)	2,300		—	—
Stock compensation related to restructuring	—	—	1,208	—	—	—		—	1,208
Amortization of deferred compensation related to restricted stock grants	—	—	—	—	1,666	—		—	1,666
Treasury purchases	(5,387,184)	(54)	—	—	—	(120,854)		—	(120,908)

Balance as of December 31, 2002	37,163,216	$371	$73,100	$42	$(3,492)	$(423,839)		$240,019	$(113,799)

Comprehensive income
Net income	—	—	—	—	—	—	71,863	71,863	71,863
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	1,101	—	1,101
Amortization of deferred gain on hedge, net of taxes	—	—	—	—	—	—	(67)	—	(67)
Unrealized gain on available for sale securities, net of taxes	—	—	—	—	—	—	62	—	62

Other comprehensive income	—	—	—	1,096	—	—	1,096	—	—

Comprehensive income							$72,959

Exercise of stock options	462,522	5	198	—	—	7,845		—	8,048
Issuance and cancellation of restricted stock	7,428	—	(108)	—	(72)	180		—	—
Stock compensation related to stock options	—	—	1,306	—	—	—		—	1,306
Amortization of deferred compensation related to restricted stock grants	—	—	—	—	923	—		—	923
Dividends declared	—	—	—	—	—	—		(6,899)	(6,899)
Treasury purchases	(2,887,313)	(29)	—	—	—	(80,696)		—	(80,725)

Balance as of December 31, 2003	34,745,853	$347	$74,496	$1,138	$(2,641)	$(496,510)		$304,983	$(118,187)

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Company Information and Significant Accounting Policies

Company Information.

Choice Hotels International, Inc. and subsidiaries (together “the Company”) is in the business of hotel franchising. As of December 31, 2003, the Company had franchise agreements representing 4,810 open hotels and 491 hotels under development in 44 countries and territories under the brand names: Comfort Inn, Comfort Suites, Quality, Clarion, Sleep Inn, Econo Lodge, Rodeway Inn, MainStay Suites and Flag Hotels.

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

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation.

Revenue Recognition.

The Company accounts for initial and continuing franchise fees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 45, “Accounting for Franchise Fee Revenue.” The Company enters into franchise agreements to provide franchisees with various marketing services, a centralized reservation system and limited non-exclusive rights to utilize the Company’s registered tradenames and trademarks. These agreements typically have an initial term of twenty years with provisions permitting franchisees to terminate after five, ten, or fifteen years under certain circumstances. In most instances, initial franchise fees are recognized upon execution of the franchise agreement because the initial franchise fee is non-refundable and the Company has no continuing obligations related to the franchisee. The initial franchise fees related to executed franchise agreements which include incentives, such as future potential rebates, are deferred and recognized when the incentive criteria are met or the agreement is terminated, whichever occurs first.

Royalty fees, which are typically based on a percentage of gross room revenues of each franchisee, are recorded when earned and receivable from the franchisee. Reserves for uncollectible royalty fees are charged to bad debt expense and are included in selling, general and administrative expenses in the accompanying consolidated statements of income.

The Company generates partner services revenues from endorsed vendors. Partner services revenues are generally earned based on the level of goods or services purchased from endorsed vendors by hotel owners and hotel guests who stay in the Company’s franchised hotels. The Company accounts for partner services revenues in accordance with Staff Accounting Bulletin No. 104, (“SAB 104”) “Revenue Recognition.” SAB 104 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company recognizes partner services revenues when the services are performed or the product delivered, evidence of an arrangement exists, the fee is fixed and determinable and collectibility is probable. SAB 104 requires the Company to defer the recognition of partner services revenues related to upfront fees. Such upfront fees are generally recognized over a period corresponding to the Company’s estimate of the life of the arrangement.

Marketing and Reservation Revenues and Expenses.

The Company’s franchise agreements require the payment of franchise fees, including marketing and reservation fees, which are used exclusively by the Company for expenses associated with providing franchise services such as national marketing, media advertising, central reservation systems and technology services. The Company is contractually obligated to expend the marketing and reservation fees it collects from franchisees in accordance with the franchise agreements; as such, no income or loss to the Company is generated. In accordance with our contracts, we include in marketing and reservation expenses an allocation of costs for certain activities, such as human resources, legal, accounting, etc., required to carry out marketing and reservation activities.

The Company records marketing and reservation revenues and expenses in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” which requires that these revenues and expenses be recorded gross. In addition, net advances from and repayments related to marketing and reservation activities are presented as cash flows from operating activities.

Credit Risk and Exposure.

Substantially all of the Company’s trade receivables as well as the receivable for marketing and reservation fees are due from hotel franchisees. However, the Company considers its credit risk associated with trade receivables and the receivable for marketing and reservation fees to be partially mitigated due to the dispersion of these receivables across a large number of geographically diverse franchisees.

The Company records bad debt expense in selling, general and administrative expenses and marketing and reservation expenses in the accompanying consolidated statements of income based on its assessment of the ultimate realizability of receivables considering historical collection experience and the economic environment. When the Company determines that an account is not collectible, the account is written-off to the associated allowance for doubtful accounts.

Advertising Costs.

The Company expenses advertising costs as the advertising occurs in accordance with American Institute of Certified Public Accountants, Statement of Position 93-7, “Reporting on Advertising Costs.” Advertising expense was $52.8 million, $50.7 million and $41.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. The Company includes advertising costs primarily in marketing and reservation expenses on the accompanying consolidated statements of income.

Cash and Cash Equivalents.

The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2003 and 2002, $7.2 million and $5.0 million, respectively, of book overdrafts representing outstanding checks in excess of funds on deposit are included in accounts payable in the accompanying consolidated balance sheets.

Capitalization Policies.

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Major renovations, replacements and interest incurred during construction are capitalized. Upon sale or retirement of property, the cost and related accumulated depreciation are eliminated from the accounts and any related gain or loss is recognized in the accompanying consolidated statements of income. Maintenance, repairs and minor replacements are charged to expense as incurred.

Impairment Policy.

The Company evaluates the impairment of property and equipment and other long-lived assets, including franchise rights and other definite-lived intangibles, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 states that an impairment of long-lived assets has occurred whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured based on net, undiscounted expected cash flows. Assets are considered to be impaired if the net, undiscounted expected cash flows are less than the carrying amount of the assets. Impairment charges are recorded based upon the difference between the carrying value and the fair value of the asset. The Company did not record any impairments on long-lived assets during the three years ended December 31, 2003.

The Company evaluates the impairment of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires goodwill to be assessed on at least an annual basis for impairment using a fair value basis. Because the Company has one reporting unit pursuant to SFAS No. 142 the fair value of the Company’s net assets are used to determine if goodwill may be impaired. According to SFAS No. 142, quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for the measurement if available. The Company did not record any impairment of goodwill during the three years ended December 31, 2003, based on assessments performed by the Company.

The Company evaluates the collectibility of notes receivable in accordance with SFAS No. 114, “Accounting by Creditors For Impairment of a Loan.” SFAS No. 114 states that a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. The Company reviews outstanding notes receivable on a periodic basis to ensure that each is fully collectible. If the Company concludes that it will be unable to collect all amounts due, the Company will record an impairment charge based on the present value of expected future cash flows, discounted at the loan’s effective interest rate. The Company did not record any impairment charges related to notes receivable during the three years ended December 31, 2003.

Deferred Financing Costs.

Debt financing costs are deferred and amortized, using the effective interest method, over the term of the related debt. As of December 31, 2003 and 2002, unamortized deferred financing costs were $1.5 million and $2.1 million, respectively, and are included in other non-current assets in the accompanying consolidated balance sheets.

Investments.

The Company accounts for its investments in the common stock of Choice Hotels Scandinavia (“CHS”) in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 130, “Reporting Comprehensive Income.” The Company accounts for its investment in Choice Hotels Canada, Inc. (“CHC”) in accordance with Accounting Principles Board Opinion (“APB”) No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

Derivatives.

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires the recognition of the fair value of derivatives in the balance sheet, with changes in the fair value recognized either in earnings or as a component of other comprehensive income dependent upon the nature of the derivative. SFAS No. 133 also states that any deferred gain on previous hedging activity does not meet the definition of a liability, due to a lack of expected future cash flows and therefore should be included in comprehensive income. As of December 31, 2003, the Company had no derivative financial instruments.

Stock-based compensation.

The Company has stock-based employee compensation plans, which are described more fully in Note 15. Prior to January 1, 2003, the Company accounted for those plans under the recognition and measurement provisions of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in 2002 or prior years’ net income related to the grant of stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted, in accordance with the prospective method prescribed by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for all employee awards granted, modified, or settled after January 1, 2003. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the years ended December 31, 2002 and 2001 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Years Ended December 31,
	2003	2002	2001
	(In millions, except per share amounts)
Net income, as reported	$71.9	$60.8	$14.3
Stock-based employee compensation cost included in reported net income, net of related tax effects	1.4	1.2	0.5
Total stock-based employee compensation expense determined under fair value method for all awards, net of tax effects	(2.9)	(3.8)	(3.5)

Pro forma net income	$70.4	$58.2	$11.3

Earnings per share:
Basic—as reported	$2.01	$1.55	$0.32
Basic—pro forma	$1.97	$1.48	$0.25
Diluted—as reported	$1.96	$1.52	$0.32
Diluted—pro forma	$1.92	$1.45	$0.25

Notes Receivable.

From time to time, the Company provides financing to franchisees for property improvements and other purposes in the form of interest free notes. The terms of the notes range from 5 to 10 years and are forgiven and amortized over that time period if the franchisee remains in the system in good standing. As of December 31, 2003 and 2002, other non-current assets included $7.6 million and $3.6 million, respectively, related to the unamortized balance of these notes. Amortization expense included in the accompanying consolidated statements of income related to the notes was $0.8 million, $0.4 million and $0.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003 and 2002, other non-current assets includes an allowance for doubtful accounts related to these notes of $0.8 million and $0.9 million, respectively.

Income Taxes.

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We also estimate and accrue for certain tax assessments and the expected resolution of tax contingencies which arise in the course of our business.

Earnings per Share.

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share, assumes dilution and is computed based on the weighted-average number of common shares outstanding after consideration of the dilutive effect of stock options and unvested restricted stock.

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

2.	Property and Equipment

The components of property and equipment in the consolidated balance sheets are:

	December 31,
	2003	2002
	(In thousands)
Land and land improvements	$4,173	$4,117
Facilities in progress	2,313	1,631
Computer equipment and software	88,051	83,790
Buildings and improvements	38,089	36,283
Furniture, fixtures and equipment	10,503	10,479

	143,129	136,300
Less: Accumulated depreciation and amortization	(88,876)	(71,650)

	$54,253	$64,650

As facilities in progress are completed and placed in service, they are transferred to appropriate property and equipment categories and depreciation begins. Depreciation expense, excluding amounts attributable to marketing and reservation activities, for the years ended December 31, 2003, 2002 and 2001 was $6.5 million, $5.6 million and $4.6 million, respectively. Depreciation has been computed for financial reporting purposes using the straight-line method. A summary of the ranges of estimated useful lives upon which depreciation rates are based follows:

Computer equipment and software	3-5 years
Buildings and improvements	10-40 years
Furniture, fixtures and equipment	3-20 years

3.	Goodwill

Goodwill relates to the purchase price of a minority interest in the Company for consideration in excess of the recorded minority interest. Prior to January 1, 2002, the Company amortized goodwill on a straight-line basis over 40 years. Such amortization amounted to $2.0 million for the year ended December 31, 2001.

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” pursuant to which the Company is no longer required to amortize goodwill. The impact of the adoption of SFAS No. 142 on net income, basic earnings per share and diluted earnings per share for the year ended December 31, 2001, as if the adoption had taken place on January 1, 2001 is as follows:

Year Ended December 31, 2001
(In thousands, except per share amounts)
Reported net income	$14,327
Add back: Goodwill amortization	1,995

Adjusted net income	$16,322

Basic earnings per share:
Reported net income	$0.32
Goodwill amortization	0.05

Adjusted basic earnings per share	$0.37

Diluted earnings per share:
Reported net income	$0.32
Goodwill amortization	0.04

Adjusted diluted earnings per share	$0.36

4.	Franchise Rights and Other Intangibles

Franchise rights represent the unamortized purchase price assigned to acquired long-term franchise contracts. As of December 31, 2003 and 2002, the unamortized balance relates primarily to the Econo Lodge and Flag franchise rights. The franchise rights are being amortized over lives ranging from 5 to 15 years. Amortization expense for the years ended December 31, 2003, 2002 and 2001 amounted to $3.4 million, $3.1 million and $3.0 million, respectively. Franchise rights are net of accumulated amortization of $38.5 million and $35.1 million at December 31, 2003 and 2002, respectively. The estimated annual amortization expense related to the Company’s franchise rights for each of the years ending December 31, 2004 through 2008 is $3.4 million.

Other non-current assets includes approximately $2.7 million and $2.5 million of unamortized intangible assets related to trademarks at December 31, 2003 and 2002, respectively. The trademarks are being amortized over ten years. Amortization expense for the years ended December 31, 2003, 2002 and 2001 amounted to $0.3 million, $0.4 million and $0.4 million, respectively. The estimated annual amortization expense related to the Company’s trademarks for each of the years ending December 31, 2004 through 2008 is $0.3 million.

5.	Investment in Friendly Hotels

As of December 31, 2001, the Company had 1,227,622 shares of common stock and 31,097,755 shares of 5.75% convertible preferred stock in Friendly Hotels PLC (currently known as C.H.E. Group PLC) (“CHE” or “Friendly”), the Company’s master franchisor for the Comfort Inn, Quality and Clarion brand hotels in the United Kingdom, Ireland and throughout Europe (with the exception of Scandinavia). Friendly’s master franchise rights expire in January 2008 subject to certain renewal rights of CHE.

Until March 2002, the Company appointed three directors to the board of Friendly giving the Company the ability to exercise significant influence over the operations of Friendly. Accordingly, the Company was required to apply the equity method of accounting.

In exchange for granting the master franchise rights to Friendly, the Company received Friendly common stock and was to receive $8.0 million payable in cash in eight equal annual installments from Friendly.

On January 19, 2001, the shareholders of Friendly approved a capital reorganization intended to provide Friendly with a stronger balance sheet and to improve its operations. Pursuant to the capital reorganization, the Company waived certain royalty and marketing fees due from Friendly for the period between December 27, 1999 and December 31, 2005, waived the then five remaining annual installments related to the master franchise agreement and provided Friendly with a £7.8 million (approximately US $11.4 million) secured letter of credit in consideration for, among other things, a reduction in the conversion price of the convertible preferred shares held by the Company from 150p to 60p. The letter of credit was secured by substantially all of Friendly’s assets in France, valued in excess of £4.2 million (approximately US $6.1 million). Other modifications to the convertible preferred shares included a change in the dividend rate from 5.75% (payable in cash) to 2% per annum, (payable in additional convertible preferred shares). Friendly was also permitted to elect to pay cash dividends at the rate of 3.5% per annum up until January 13, 2013 and thereafter at the rate of 5.75%. In addition, accrued dividends due to the Company as of February 7, 2001 were converted to additional convertible preferred shares of Friendly. As of December 31, 2001, Friendly had drawn £5.3 million (approximately US $7.7 million) of the available letter of credit and the balance available on the letter of credit was reduced to £5.0 million (approximately US $7.3 million) as of January 21, 2002. The letter of credit was terminated on January 28, 2003.

During 2001, Friendly settled a $4.0 million deferred consideration due to the Company through the issuance of 2,404,013 convertible preferred shares. The effect of the reduction in the conversion price together with the conversion of dividend arrearage to additional convertible preferred shares of Friendly and the settlement of the deferred consideration, both resulting in the issuance of convertible preferred shares, on a fully converted basis, the Company’s ownership in Friendly would have been approximately 71%. Due to Friendly’s restructuring, the Company recorded equity losses on Friendly of $16.4 million for the year ended December 31, 2001 in accordance with EITF 99-10, “Percentage Used to Determine the Amount of Equity Method Losses.” Adverse fixed asset valuation adjustments due to a decline in economic conditions and incremental professional fees associated with the reorganization primarily account for the $16.4 million charge in 2001.

The Company waived its royalty fees from Friendly for the periods from 2001 through 2005 as part of Friendly’s restructuring. No dividends were accrued during 2001.

The Company owned approximately 5.4% of Friendly’s outstanding ordinary shares at December 31, 2001. The fair market value of the ordinary shares at December 31, 2001 was $0.3 million. Summarized unaudited balance sheet data for Friendly is as follows:

December 31, 2001
Unaudited (In thousands)
Current assets	$20,530
Non-current assets	107,744
Current liabilities	59,114
Non-current liabilities	45,573
Preferred stock	23,104
Shareholders’ equity	23,587

Summarized unaudited income statement data for Friendly is as follows:

For the Year Ended December 31, 2001
Unaudited (In thousands)
Net revenues	$124,845
Gross profit	69,167
Loss from continuing operations	(5,023)
Net loss after preferred dividends	(8,036)

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

The marketing and reservation fees receivable at December 31, 2003 and 2002 was $32.4 million and $44.9 million, respectively. Depreciation and amortization expense attributable to marketing and reservation activities for the years ended December 31, 2003, 2002 and 2001 was $12.1 million, $13.0 million and $11.8 million, respectively. Interest expense attributable to reservation activities was $1.3 million, $1.4 million and $2.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

7.	Transactions with Sunburst

Effective October 15, 1997, Choice Hotels International, Inc. (“CHI”), which at that point included both the franchising business and owned hotel business, separated the businesses via spin-off of the Company. CHI changed its name to Sunburst Hospitality Corporation (referred to hereafter as “Sunburst”). As part of the spin-off, Sunburst and the Company entered into a strategic alliance agreement. Among other things, the strategic alliance agreement, as amended, provided for (i) certain commitments by Sunburst for the development of MainStay Suites hotels; (ii) the determination of liquidated damages related to termination of Choice branded Sunburst properties; and (iii) certain franchise fee credits. The Mainstay development commitments expired in October 2002. The liquidated damage provisions extend through the life of existing franchise agreements. The franchise fee credit provisions expired in October 2003. Other revenues for the year ended December 31, 2003 includes $1.7 million of liquidated damages received from Sunburst for the termination of franchises. As of December 31, 2003, Sunburst operates 29 hotels under franchise with the Company.

In connection with the spin-off, the Company received a subordinated term note from Sunburst (the “Old Note”). In connection with an amendment of the strategic alliance agreement, effective October 15, 2000, interest on the Old Note accrued at a rate of 11% per annum compounded daily. The Old Note was scheduled to mature in full, along with accrued interest, on October 15, 2002.

In September 2000, the Company and Sunburst agreed to restructure the Old Note. Pursuant to the agreement the Old Note was cancelled and the Company received cash, a parcel of land, and a new subordinated note. On January 5, 2001, the Company received $102.0 million, a parcel of land valued at approximately $1.5 million and a $35 million seven-year senior subordinated note bearing interest at 11 3/8% (the “New Note”). The New Note accrued interest up until June 2002, at which point interest became payable semi-annually in arrears. As of December 31, 2002, the Company’s balance sheet included interest receivable from Sunburst of $2.3 million which was included in other current assets in the accompanying consolidated balance sheets and was paid to the Company by Sunburst in January 2003.

On September 4, 2003, the Company and Sunburst entered into an agreement to amend certain terms of the New Note. At the time of the agreement, the principal amount of the New Note was approximately $41.3 million. Pursuant to the agreement, as an incentive for Sunburst to accelerate repayment of the New Note, the Company agreed to modify the redemption provisions of the New Note. Pursuant to the agreement, at any time prior to January 31, 2004, upon Sunburst’s election to redeem the Note, Choice agreed to amend the existing optional redemption provision to allow Sunburst to redeem the New Note at a percentage of the principal amount equal to (i) 105.6875%, plus (ii) 2.84375% multiplied by the number of days prior to January 5, 2005 that redemption is made, divided by 365 days.

On December 19, 2003, Sunburst redeemed the New Note for approximately $47.1 million (including accrued interest of $2.2 million). The Company recognized a gain of $3.4 million in the accompanying consolidated statement of income for the year ended December 31, 2003. The Company also recognized tax benefits of approximately $1.3 million in 2003 through reduction of liabilities for tax contingencies as a result of the gain on the transaction.

The Company recognized interest income related to the New Note of $4.5 million, $4.6 million and $4.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Total franchise fees paid by Sunburst to the Company, net of royalty fee credits, included in the accompanying consolidated financial statements were $5.3 million, $6.1 million and $7.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003 and 2002, accounts receivable included $1.1 million due from Sunburst.

8.	Restructuring Programs

During 2002, the Company recognized a restructuring charge expense of $1.6 million pursuant to Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The restructuring charge related to employee severance and termination benefits for 23 employees resulting from corporate realignment initiatives and is included in selling, general and administrative expenses in the accompanying consolidated statements of income. The restructuring was initiated and completed in 2002. Approximately $0.3 million of the expense was related to stock compensation for certain severed employees and was credited directly to additional paid-in capital. During 2003 and 2002, the Company paid approximately $0.9 million and $0.4 million in cash related to this restructuring. The payments made during 2003 satisfied the Company’s obligations related to the 2002 restructuring resulting in no liability remaining at December 31, 2003.

During 2001, the Company recognized a restructuring charge expense of $5.9 million pursuant to Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The restructuring charge included $5.3 million related to a corporate realignment designed to increase the Company’s strategic focus on delivering value-added services to franchisees, including centralizing the Company’s franchise service and sales operations, consolidating its brand management functions and realigning its call center operations and is included in selling, general and administrative expenses in the accompanying consolidated statements of income. Of this $5.3 million, $5.1 million related to severance and termination benefits for 64 employees (consisting of brand management and new hotels support, reservation sales and administrative personnel and franchise sales and operations support) and $0.2 million relates to the cancellation of preexisting contracts for termination of domestic leases. The remaining $0.6 million of the $5.9 million was due to exit costs related to the termination of a corporate hotel construction project. Through December 31, 2002, the Company had paid cash of $4.4 million related to this restructuring. Approximately $0.9 million of the restructuring expense related to stock compensation for certain severed employees was reclassified from the restructuring liability during 2002 to additional paid-in capital. The Company paid approximately $0.5 million in cash related to this restructuring during 2003. As a result of these payments, the Company’s obligations related to the 2001 restructuring were satisfied and approximately $0.1 million was recorded as a reduction of selling, general and administrative expense in the accompanying consolidated statements of income for the year ended December 31, 2003, resulting in no liability remaining at December 31, 2003.

9.	Accrued Expenses and Other

Accrued expenses and other consisted of the following at:

	December 31,
	2003	2002
	(In thousands)
Accrued salaries and benefits	$17,219	$15,175
Deferred loyalty program revenue	11,770	6,569
Dividends payable	6,899	—
Deferred revenue	3,114	2,349
Accrued interest	1,392	2,343
Accrued restructuring	—	1,518
Other	4,310	2,235

Total	$44,704	$30,189

Deferred loyalty program revenue relates to the Company’s Choice Privileges program. Choice Privileges is a frequent guest incentive program that enables members to earn points based on their spending levels at participating brands. The points may be redeemed for free accommodations or other benefits. Points cannot be redeemed for cash.

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

10.	Long-Term Debt

Debt consisted of the following at:

	December 31,
	2003	2002
	(In thousands)
$265 million competitive advance and multi-currency revolving credit facility with an effective rate of 2.29% and 3.05% at December 31, 2003 and 2002, respectively	$143,458	$200,708
$100 million senior notes with an effective rate of 7.22% at December 31, 2003 and 2002	99,720	99,655
$20 million lines of credit with an effective rate of 2.25% and 2.50% at December 31, 2003 and 2002, respectively	2,600	6,400
Other notes with an average effective rate of 2.89% and 3.30% at December 31, 2003 and 2002, respectively	874	1,028

Total debt	$246,652	$307,791

Scheduled maturities of debt as of December 31, 2003 were as follows:

Year	(In thousands)
2004	$23,829
2005	26,513
2006	96,167
2007	146
2008	99,866
Thereafter	131

Total	$246,652

On June 29, 2001, the Company refinanced its senior credit facility (the “New Credit Facility”) in the amount of $260 million with a new maturity date of June 29, 2006. The New Credit Facility originally provided for a term loan of $150 million and a revolving credit facility of $110 million. On September 29, 2001, the Company signed an amendment to the New Credit Facility, for an additional $5 million under the revolving credit facility, bringing the total amount of available commitments to $265 million. The amendment also transferred $35 million from the term loan to the revolving credit facility. As amended, the initial term loan amount was $115 million and the revolving credit facility is $150 million. The term loan ($81.5 million of which is outstanding at December 31, 2003) is payable over five years, $21 million of which is due in 2004. Borrowings under the New Credit Facility bear interest, at one of several rates, at the option of the Company, including LIBOR plus 0.60% to 2.0%, based upon the credit rating of the Company and the loan type. The New Credit Facility requires the Company to pay annual fees ranging, based upon the credit rating of the Company, between  1/15 of 1% to  1/2 of 1% of the aggregate available commitment under the revolving credit facility.

The New Credit Facility includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage and restricts the Company’s ability to make certain investments, incur debt and dispose of assets, among other restrictions. As of December 31, 2003, the Company is in compliance with all covenants under the New Credit Facility.

On May 1, 1998, the Company issued $100 million of senior unsecured notes (the “Notes”) at a discount of $0.6 million, bearing a coupon rate of 7.13% with an effective rate of 7.22%. The Notes will mature on May 1, 2008. Interest on the Notes is paid semi-annually.

The Company has two subordinated lines of credit with banks providing up to an aggregate of $20 million of borrowings. In April 2003, the Company entered into a $10.0 million revolving line of credit with a maturity date of April 2004. In May 2003, the Company extended the maturity date of an existing $10.0 million revolving line of credit originally obtained in August 2002 to

May 2004. The lines of credit include customary financial and other covenants that require the maintenance of certain ratios identical to those included in the Company’s New Credit Facility. Borrowings under the lines of credit bear interest at rates established at the time of borrowing based on prime minus 175 basis points. As of December 31, 2003, approximately $2.6 million was outstanding pursuant to one of these lines of credit.

11.	Foreign Operations

The Company accounts for foreign currency translation in accordance with SFAS No. 52, “Foreign Currency Translation.” Revenues generated by foreign operations, including royalty, marketing and reservations fees, for the years ended December 31, 2003, 2002 and 2001 were $19.1 million, $14.2 million and $12.4 million, respectively. Net income (loss), including equity in the income and (loss) of equity method investments, attributable to the Company’s foreign operations was $3.6 million, $2.4 million and $(35.2 million) for the years ended December 31, 2003, 2002 and 2001, respectively.

Flag Choice Hotels

On July 1, 2002, the Company acquired a controlling interest in Flag Choice Hotels (“Flag”) (the “Flag Transaction”). Flag, based in Melbourne, Australia, is a franchisor of certain hotel brands in Australia, Papua New Guinea, Fiji and New Zealand. The acquisition of a controlling interest in Flag gave the Company the ability to control the Choice and Flag brands in Australia, Papua New Guinea and Fiji and the Flag brand in New Zealand. In September 2003, our master franchise agreement with a third party that included the right to franchise the Choice brands in New Zealand was terminated. At that time, Flag obtained the rights to the Choice brands in New Zealand.

Pursuant to the Flag Transaction, the Company converted an existing $1.1 million convertible note due from Flag into an additional 15% of Flag’s equity (beyond the 15% equity interest held prior to the Flag Transaction) and purchased an additional 25% of Flag’s equity for approximately $1.6 million increasing the Company’s total ownership in Flag to 55% as of July 1, 2002.

Pursuant to the Flag Transaction, the Company gave the seller the right to “put” the remaining 45% equity interest in Flag to the Company for approximately $1.1 million. The put right was permitted to be exercised between January 1, 2003 and June 30, 2007. The Company accounted for the put right in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 133 requires the recognition of all derivatives, except certain qualifying hedges, as either assets or liabilities measured at fair value, with changes in value reflected as current period income or loss unless specific hedge accounting criteria are met. The fair value of the put rights was $0 at December 31, 2002, and no income or expense related to this derivative was recorded for the year ended December 31, 2002. The seller exercised the put right in January 2003. The put transaction closed in February 2003, at which time Flag became a wholly-owned subsidiary.

The Company accounted for the Flag Transaction in accordance with SFAS No. 141, “Business Combinations.” The excess of the total purchase price over the net tangible assets acquired of approximately $4.3 million has been allocated to identifiable intangible assets as follows:

	Estimated Fair Value	Estimated Useful Lives
	(in thousands)
Trademarks and non-compete agreements	$235	5 years
Franchise rights	4,115	5-15 years

	$4,350

The Company began consolidating the results of Flag on July 1, 2002. The pro forma results of operations as if Flag had been combined at the beginning of 2001 and 2002, would not be materially different from the Company’s reported results for those periods.

Choice Hotels Scandinavia

The Company accounts for its investment, representing 1% of the outstanding common stock of Choice Hotels Scandinavia (“CHS”) as an available for sale security in accordance with SFAS 115. The investment is included in other non-current assets in the accompanying consolidated balance sheets at fair value. As of December 31, 2003 and 2002, the fair value of the Company’s investment in CHS was $0.7 million and $0.6 million, respectively, based on quoted market prices. During the years ended December 31, 2003, 2002 and 2001, the Company recognized approximately $98,000, $89,000 and ($178,000), respectively, of unrealized gains (losses) attributable to this investment.

Choice Hotels Canada, Inc.

The Company has a 50% interest in Choice Hotels Canada, Inc. (“CHC”), a joint venture with a third party. During 2003 and 2002, the Company recorded $0.6 million and $0.5 million, respectively, of equity method income related to this investment pursuant to APB No. 18 in the accompanying consolidated statements of income. The Company received dividends from CHC of $0.4 million and $0.5 million for the years ended December 31, 2003 and 2002, respectively. During 2003, 2002 and 2001, the Company recognized in the accompanying consolidated statements of income, revenues of $6.7 million, $4.7 million and $5.5 million, respectively, including royalty, marketing, reservation fees and other franchise revenues from CHC.

12.	Pension, Profit Sharing, and Incentive Plans

The Company sponsors a 401(k) retirement plan for all eligible employees. For the years ended December 31, 2003, 2002 and 2001, the Company recorded compensation expense of $1.7 million, $1.5 million and $1.7 million, respectively, representing matching contributions for plan participants. In accordance with the plan, the Company makes its matching contribution with Company stock. On an annual basis, the Company purchases shares with a fair value equal to the Company’s matching contribution and deposits the shares in the participant’s accounts with the plan investment custodian.

The Company sponsors a non-qualified defined benefit plan (“SERP”) for certain senior executives. The Company accounts for the SERP in accordance with SFAS No. 87, “Employers Accounting for Pensions.” For the years ended December 31, 2003, 2002 and 2001, the Company recorded $0.4 million, $0.3 million and $0.2 million, respectively, of expense related to the SERP which was included in selling, general and administrative expense in the accompanying consolidated statements of income. As of December 31, 2003 and 2002, a liability of $1.7 million and $1.1 million, respectively, related to the SERP was included in other non-current liabilities in the accompanying consolidated balance sheets.

The Company sponsors two non-qualified retirement savings and investment plans for certain employees and certain senior executives whose pre-tax deferrals are limited under the Company’s 401(k) Plan. Employee and Company contributions are maintained in separate irrevocable trusts. Legally, the assets of the trusts remain those of the Company; however, access to the trusts’ assets is severely restricted. The trusts’ cannot be revoked by the Company or an acquiror, but the assets are subject to the claims of the Company’s general creditors. The participants do not have the right to assign or transfer contractual rights in the trusts. The Company accounts for these plans in accordance with Emerging Issues Task Force (“EITF”) No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.” Pursuant to EITF 97-14, as of December 31, 2003 and 2002, the Company had recorded a deferred compensation liability of $13.3 million and $8.6 million, respectively, in other non-current liabilities in the accompanying consolidated balance sheets. The change in the deferred compensation obligation related to changes in the fair value of the diversified investments held in trust and to earnings credited to participants is recorded in compensation expense. The diversified investments held in the trusts were $12.1 million and $7.9 million as of December 31, 2003 and 2002, respectively, and are recorded at their fair value, based on quoted market prices, in other non-current assets on the accompanying consolidated balance sheets. The change in the fair value of the diversified assets held in trust is recorded in accordance with SFAS 115 as trading security income (loss).

13.	Income Taxes

Income before income taxes was derived from the following:

	Years ended December 31,
	2003	2002	2001
	(In thousands)
Income before income taxes:
Domestic operations	$108,760	$93,418	$80,647
Foreign operations	3,647	2,400	(35,230)

Income before income taxes	$112,407	$95,818	$45,417

The provisions for income taxes were as follows:

	Years ended December 31,
	2003	2002	2001
	(In thousands)
Current tax expense
Federal	$44,040	$21,374	$30,890
State	3,979	631	3,675
Foreign	758	661	665
Deferred tax (benefit) expense
Federal	(7,306)	11,297	(3,602)
State	(942)	1,012	(597)
Foreign	15	(1)	59

Income taxes	$40,544	$34,974	$31,090

Deferred tax assets (liabilities) were comprised of the following:

	December 31,
	2003	2002
	(In thousands)
Depreciation and amortization	$(16,554)	$(20,171)
Prepaid expenses	(11,478)	(16,083)
Other	(5,510)	(4,379)

Gross deferred tax liabilities	(33,542)	(40,633)

Foreign operations	2,553	2,549
Accrued expenses	8,307	6,239
Other	3,077	4,270

Gross deferred tax assets	13,937	13,058

Net deferred tax liability	(19,605)	(27,575)

Included in the accompanying consolidated balance sheet as follows:

	December 31,
	2003	2002
	(In thousands)
Current net deferred tax assets	$1,957	$2,232
Non-current net deferred tax liabilities	(21,562)	(29,807)

Net deferred tax liability	(19,605)	(27,575)

No provision has been made for U.S. federal income taxes on approximately $21 million of accumulated and undistributed earnings of foreign subsidiaries at December 31, 2003 since these earnings are considered to be permanently invested in foreign operations.

A reconciliation of income tax expense at the statutory rate to income tax expense included in the accompanying consolidated statements of income follows:

	Years ended December 31,
	2003	2002	2001
	(In thousands, except Federal income tax rate)
Federal income tax rate	35%	35%	35%
Federal taxes at statutory rate	$39,342	$33,536	$15,896
State income taxes, net of federal tax benefit	1,974	1,068	1,120
Unrealized tax benefits	(617)	—	12,737
Other	(155)	370	1,337

Income tax expense	$40,544	$34,974	$31,090

We have estimated and accrued for certain tax assessments and the expected resolution of tax contingencies which arise in the course of our business. The ultimate outcome of these tax-related contingencies impact the determination of income tax expense and may not be resolved until several years after the related tax returns have been filed. Predicting the outcome of such tax assessments involves uncertainty; however, we believe that recorded tax liabilities adequately account for our analysis of probable outcomes.

14.	Other Non-Current Liabilities

Other non-current liabilities consist of the following at.

	Year ended December 31,
	(in thousands)
	2003	2002

Deferred retirement plan obligations	$15,058	$9,650
Deferred revenue	4,006	1,299
Other liabilities and contingencies	21,160	21,513

Total	$40,224	$32,462

Other liabilities and contingencies includes long-term deposits and accruals for tax contingencies. These accruals have been recorded to address potential exposures involving tax positions that could be challenged by taxing authorities.

15.	Capital Stock

The Company has stock compensation plans pursuant to which it is authorized to grant restricted stock and options to purchase stock for up to 9.6 million shares of the Company’s common stock, of which 1.3 million shares remain available for grant as of December 31, 2003. Restricted stock and stock options may be granted to officers, key employees and non-employee directors.

Restricted Stock.

In 2003, the Company granted non-employee directors 7,428 restricted shares of common stock with a fair value of $0.2 million at the date of grant, all of which vest over three years. In 2002, the Company granted a key employee and non-employee directors an aggregate of 109,894 restricted shares of common stock with a fair value of $2.3 million on the date of grant, all of which vest over five years. In 2001, the Company granted key employees and non-employee directors an aggregate of 155,515 restricted shares of common stock with a fair value of $2.3 million on the date of grant. The shares vest over a three to five year period with 10,015 shares vesting over a three year period and 145,500 shares vesting over a five year period. No restricted shares were forfeited in 2003 or 2002. A total of 9,130 shares of restricted stock were forfeited in 2001. The Company incurred compensation expense totaling $0.9 million, $1.7 million and $0.7 million related to the vesting of restricted stock during the years ended December 31, 2003, 2002 and 2001, respectively. The Company also recorded $0.3 million of compensation expense related to the vesting of restricted stock as part of its 2001 restructuring accrual related to 46,064 shares.

Stock Options.

A summary of the stock option activity under the Company’s stock option plan is as follows as of December 31, 2003, 2002 and 2001:

	2003		2002		2001
Fixed Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,111,991	$15.03	3,095,589	$13.56	4,306,584	$12.39
Granted	683,467	$20.52	601,895	$21.53	348,836	$15.08
Exercised	(462,522)	$13.58	(442,869)	$13.01	(1,363,050)	$9.90
Cancelled	(40,696)	$18.79	(142,624)	$16.83	(196,781)	$15.52

Outstanding at end of year	3,292,240	$16.33	3,111,991	$15.03	3,095,589	$13.56

Options exercisable at year end	1,673,129	$13.71	1,533,471	$12.96	1,374,395	$12.52
Weighted average fair value of options granted during the year		$8.65		$8.95		$7.67

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/03	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/03	Weighted Average Exercise Price
$5.01 to $9.00	41,000	6.7 years	$7.82	17,000	$7.82
$9.01 to $13.00	1,097,394	4.2 years	$12.12	992,488	$12.13
$13.01 to $17.65	936,072	5.5 years	$15.65	570,417	$15.42
$17.66 to $30.00	1,217,774	8.5 years	$20.94	93,224	$21.12

	3,292,240	6.2 years	$16.33	1,673,129	$13.71

SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosures,” requires companies to provide additional note disclosures about employee stock-based compensation plans based on a fair value method of accounting.

For purposes of the pro forma disclosure included in the stock based compensation section of Note 1, compensation cost for the Company’s stock option plan was determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123. The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001:

	2003	2002	2001
Risk-free interest rate	2.57%	3.58%	5.03%
Volatility	39.69%	35.43%	43.3%
Expected Lives	6 years	6 years	10 years
Dividend Yield	0%	0%	0%

Stock Repurchase Program.

The Company announced a stock repurchase program on June 25, 1998. Treasury stock is carried at cost in the accompany consolidated financial statements. Through December 31, 2003, the Company had repurchased 29.3 million shares of its common stock at a total cost of $514.8 million, including 2.9 million shares of common stock at a total cost of $80.4 million during the year ended December 31, 2003. During 2003, the Company repurchased 1.0 million shares at a total cost of $24.8 million from the Company’s largest shareholder, affiliates and related parties. During 2002, the Company repurchased 1.7 million shares at a total cost of $41.7 million from the Company’s largest shareholder, affiliates and related parties.

In the fourth quarter 2003, the Company declared an initial cash dividend of $0.20 per share representing $6.9 million in the aggregate. The dividends were paid in January 2004.

In the first quarter 2004, the Company declared a cash dividend of $0.20 per share payable April 26, 2004 to shareholders of record on April 12, 2004.

The Company paid approximately $298,385 and $41,000 to and received approximately $121,040 and $104,000 from corporations owned or controlled by family members of the Company’s largest shareholder related to the lease of personal and real property during 2003 and 2002.

On February 19, 1998, the Board of Directors adopted a shareholder rights plan under which a dividend of one preferred stock purchase right was distributed for each outstanding share of the Company’s common stock to shareholders of record on April 3, 1998. Each right will entitle the holder to buy 1/100th of a share of a newly issued series of a junior participating preferred stock of the Company at an exercise price of $75 per share. The rights will be exercisable, subject to certain exceptions, 10 days after a person or a group acquires beneficial ownership of 10% or more of the Company’s common stock. Shares owned by a person or group on February 19, 1998, and held continuously thereafter are exempt for purposes of determining beneficial ownership under the rights plan. The rights will be non-voting and will expire on January 31, 2008, unless exercised or previously redeemed by the Company for $.001 each. If the Company is involved in a merger or certain other business combinations not approved by the Board of Directors, each right will entitle its holder, other than the acquiring person or group, to purchase common stock of either the Company or the acquiror having a value of twice the exercise price of the right.

16.	Comprehensive Income

The components of total accumulated other comprehensive income are as follows:

	December 31,
	2003	2002	2001
	(In thousands)
Unrealized gains (losses) on available-for-sale securities	$(18)	$(80)	$(202)
Foreign currency translation adjustments	866	(235)	(576)
Deferred gain on hedging activity	290	357	424

Total accumulated other comprehensive income (loss)	$1,138	$42	$(354)

The components of total accumulated other comprehensive income are as follows:

	Amount Before Taxes	Income Tax (Expense)/Benefit	Amount Net of Taxes
	(In thousands)
2003
Net unrealized gains	$99	$(37)	$62
Foreign currency translation adjustment, net	1,101	—	1,101
Amortization of deferred gain on hedge	(110)	43	(67)

Total other comprehensive income	$1,090	$6	$1,096

2002
Net unrealized gains	$195	$(73)	$122
Foreign currency translation adjustment, net	341	—	341
Amortization of deferred gain on hedge	(110)	43	(67)

Total other comprehensive income	$426	$(30)	$396

2001
Net unrealized losses	$(179)	$(131)	$(310)
Foreign currency translation adjustment, net	(414)	—	(414)

Total other comprehensive loss	$(593)	$(131)	$(724)

Below represents the detail of other comprehensive income:

	December 31,
	2003	2002	2001
Unrealized holding gains (losses) arising during the period, net	$62	$122	$(352)
Less: reclassification adjustments for losses/gains included in net income	—	—	42

Net unrealized holding gains (losses) arising during the period	$62	$122	$(310)

Foreign currency translation adjustments	$1,101	$341	$(414)

Amortization of deferred gain on hedging activity	$(67)	$(67)	$—

In December 1999, the Company entered into an interest rate swap agreement to fix certain of its variable rate debt in order to reduce the Company’s exposure to fluctuations in interest rates. On March 3, 2000, the interest rate swap agreement was settled resulting in a deferred gain. In accordance with SFAS 133, the unamortized gain was reclassified in 2001 to other comprehensive income and is being amortized over the remaining life of the related debt as a reduction of interest expense. In each of 2003 and 2002, the Company recorded approximately $67,000, net of taxes, of amortization related to this deferred gain.

17.	Earnings Per Share

The following table reconciles the number of shares used in the basic and diluted earnings per share calculations.

	Years Ended December 31,
	2003	2002	2001
	(In millions, except per share amounts)
Computation of Basic Earnings Per Share:
Net income	$71.9	$60.8	$14.3

Weighted average shares outstanding-basic	35.7	39.3	44.2

Basic earnings per share	$2.01	$1.55	$0.32

Computation of Diluted Earnings Per Share:
Net income for diluted earnings per share	$71.9	$60.8	$14.3
Weighted average shares outstanding-basic	35.7	39.3	44.2
Effect of Dilutive Securities:
Employee stock option and restricted stock plan	1.0	0.8	0.4

Weighted average shares outstanding-diluted	36.7	40.1	44.6

Diluted earning per share	$1.96	$1.52	$0.32

The effect of dilutive securities is computed using the treasury stock method and average market prices during the period. In 2002, the Company excluded 50,000 anti-dilutive options from the computation of diluted earnings per share.

18.	Leases

The Company enters into operating leases primarily for office space and computer equipment. Rental expense under non-cancelable operating leases was approximately $15.2 million, $12.9 million and $12.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. The Company received sublease rental income related to computer equipment leased to franchisees totaling $10.2 million, $9.1 million and $7.6 million during the years ended December 31, 2003, 2002 and 2001, respectively. Future minimum lease payments are as follows:

	2004	2005	2006	2007	2008	Thereafter	Total
	(In thousands)
Minimum lease payments	$12,144	$9,358	$5,217	$3,943	$3,861	$14,326	$48,849
Minimum sublease rentals	(8,236)	(5,595)	(1,266)	—	—	—	(15,097)

	$3,908	$3,763	$3,951	$3,943	$3,861	$14,326	$33,752

19.	Reportable Segment Information

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

The following table presents the financial information for the Company’s franchising segment.

	Year Ended December 31, 2003
	Franchising	Corporate & Other	Elimination Adjustments	Consolidated
	(In thousands)
Revenues	$382,539	$3,565	—	$386,104
Operating income (loss)	142,701	(28,718)	—	113,983
Depreciation and amortization	13,350	9,952	(12,077)	11,225
Capital expenditures	6,539	1,941	—	8,480
Total assets	193,494	73,778	—	267,272

	Year Ended December 31, 2002
	Franchising	Corporate & Other	Elimination Adjustments	Consolidated
	(In thousands)
Revenues	$362,231	$3,331	—	$365,562
Operating income (loss)	136,182	(31,482)	—	104,700
Depreciation and amortization	13,817	10,460	(13,026)	11,251
Capital expenditures	4,925	7,308	—	12,233
Total assets	213,665	103,108	—	316,773

	Year Ended December 31, 2001
	Franchising	Corporate & Other	Elimination Adjustments	Consolidated
	(In thousands)
Revenues	$338,213	$3,215	—	$341,428
Operating income (loss)	138,988	(65,411)	—	73,577
Equity loss on Friendly investment	—	(16,436)	—	(16,436)
Depreciation and amortization	12,485	11,769	(11,802)	12,452
Capital expenditures	6,997	6,535	—	13,532
Total assets	212,877	108,301	—	321,178

Long-lived assets related to international operations were $9.9 million, $8.1 million and $7.1 million as of December 31, 2003, 2002 and 2001, respectively. All other long-lived assets of the Company are associated with domestic activities.

20.	Commitments and Contingencies

The Company is a defendant in a number of lawsuits arising in the ordinary course of business. In the opinion of management and general counsel to the Company, the ultimate outcome of such litigation will not have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

The Company has a $3.0 million letter of credit issued as support for construction and permanent financing of a Sleep Inn and a MainStay Suites located in Atlanta, Georgia. The letter of credit expires in March 2005.

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

21.	Fair Value of Financial Instruments

The balance sheet carrying amount of cash and cash equivalents and receivables approximates fair value due to the short term nature of these items. Long-term debt consists of bank loans and senior notes. Interest rates on the Company’s bank loans adjust frequently based on current market rates; accordingly, the carrying amount of the Company’s bank loans approximates fair value. The $100 million unsecured senior notes have an approximate fair value at December 31, 2003 and 2002 of $111.7 million and $102.5 million, respectively, based on quoted market prices. The New Note from Sunburst was repaid to the Company in December 2003. Its estimated fair value at December 31, 2002 was $42.7 million.

22.	Impact of Recently Issued Accounting Standards

On January 1, 2003, the Company adopted FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” in its entirety. Such Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of any guarantee issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee. The impact of adopting this Interpretation was not material to the Company’s results of operations or financial position.

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

In December 2003, the FASB revised FIN No. 46, “Consolidation of Variable Interest Entities – an Interpretation of “Accounting Research Bulletin” (“ARB”) No. 51.” This Interpretation, originally issued in January 2002, clarifies the application of the majority voting interest requirement of ARB No. 51, “Consolidated Financial Statements,” to certain types of variable interest entities that do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The controlling financial interest may be achieved through arrangements that do not involve voting interests. Under FIN No. 46, if an entity is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity’s expected losses if they occur, receives a majority of the entity’s expected residual returns if they occur, or both. The Company adopted the applicable provisions of FIN No. 46 on January 31, 2003. We were not required to consolidate any previously unconsolidated entities as a result of adopting FIN No. 46. The impact of adopting the provisions of FIN No. 46 was not material to the Company’s results of operations or financial position.

On May 31, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This standard addresses how certain financial instruments with characteristics of both liabilities and equity should be classified and measured. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, or our third quarter of 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s results of operations or financial position.

23.	Selected Quarterly Financial Data– (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2003
	(In thousands, except per share data)
Revenues	$81,556	$103,497	$105,893	$95,158	$386,104
Operating income	$17,232	$28,667	$39,772	$28,312	$113,983
Income before income taxes	$15,562	$27,487	$38,554	$30,804	$112,407
Net income	$9,687	$17,111	$24,345	$20,720	$71,863
Per basic share:
Net income	$0.26	$0.48	$0.68	$0.59	$2.01
Per diluted share:
Net income	$0.26	$0.47	$0.66	$0.57	$1.96

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2002
	(In thousands, except per share data)
Revenues	$75,330	$100,469	$105,030	$84,733	$365,562
Operating income	$16,044	$27,447	$36,585	$24,624	$104,700
Income before income taxes	$14,056	$25,178	$33,723	$22,861	$95,818
Net income	$8,574	$15,306	$21,867	$15,097	$60,844
Per basic share:
Net income	$0.21	$0.38	$0.55	$0.41	$1.55
Per diluted share:
Net income	$0.20	$0.38	$0.54	$0.40	$1.52

The matters which effect the comparability of our quarterly results include seasonality, the acquisition of Flag in June 2002, charges related to our fourth quarter 2002 restructuring and the gain related to the fourth quarter 2003 note prepayment by Sunburst.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003.

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

Code of Ethics

The Company has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer and Controller. A copy of the Code of Ethics is attached hereto as Exhibit 14.01.

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

Item 14.	Principal Accounting Fees and Services.

The required information will be set forth under “Fiscal 2003 Audit Firm Fee Summary” and “Audit Committee Matters” in the Company’s Proxy Statement, and reference is expressly made to the Proxy Statement for the specific information incorporated in this Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	List of Documents Filed as Part of this Report

1.	Financial Statements

The response to this portion of Item 15 is submitted under Item 8 of this Report on Form 10-K.

2.	Financial Statement Schedules

The following are filed as an exhibit to this Annual Report on Form 10-K.

Report of Independent Auditor required pursuant to Item 15(a)2 is submitted under Item 8 of this report.

Report of Independent Public Accountants on Schedule II

Schedule II-Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable.

3.	Exhibits

Exhibit Number	Description

3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

3.02(a)	Amended and Restated Bylaws of Choice Hotels International, Inc.

4.01(c)	Competitive Advance and Multi-Currency Credit Facilities Agreement dated June 29, 2001 among Choice Hotels International, Inc., Chase Manhattan Bank, as Agent for the Lenders (“Credit Agreement”)

4.02(k)	First Amendment to Credit Agreement dated October 1, 2001 among Choice Hotels International, Inc., Chase Manhattan Bank, as Agent for the Lenders.

4.03(h)	Registration Agreement dated April 28, 1998 between Choice Hotels International, Inc. and Salomon Brothers, Inc., Bear Stearns & Co. Inc. and Lehman Brothers Inc.

4.04(h)	Indenture dated as of May 4, 1998, by and among the Company, Quality Hotels Europe, Inc., QH Europe Partnership and Marine Midland Bank, as Trustee, with respect to the 7.125% Senior Notes due 2008 of the Company.

4.05(h)	Specimen certificate of 7.125% Senior Note due 2008 (Original Note) (Attached as an exhibit to the Indenture set forth as Exhibit 4.04)

4.06(h)	Specimen certificate of 7.125% Senior Note due 2008 (Exchange Note) (Attached as an exhibit to the Indenture set forth as Exhibit 4.04)

4.09(g)	Rights Agreement, dated as of February 19, 1998, between Choice Hotels International, Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent.

4.10*	Agreement to furnish certain debt agreements.

10.01(b)	Amended and Restated Employment Agreement between Choice Hotels International, Inc. and Charles A. Ledsinger, Jr. dated November 13, 2002.

10.02(d)	Employment Agreement dated as of October 15, 1997 by and between Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.) and Stewart Bainum, Jr.

10.03(e)	Amended and Restated Employment Agreement dated April 13, 1999 by and between Choice Hotels International, Inc. and Thomas Mirgon

10.04(f)	Choice Hotels International, Inc. Non-Employee Director Stock Option and Deferred Compensation Stock Purchase Plan.

10.05(f)	Choice Hotels International, Inc. 1997 Non-Employee Director Stock Compensation Plan.

10.06(m)	Choice Hotels International, Inc. 1997 Long-Term Incentive Plan.

10.07(i)	Second Amended and Restated Employment Agreement dated April 13, 1999 between Choice Hotels International, Inc. and Michael J. DeSantis.

10.08(j)	Commercial Lease dated May 29, 1998 among Columbia Pike I, LLC and Colesville Road, LLC (each an assignee of Manor Care, Inc.) and Choice Hotels International, Inc.

10.09(l)	Employment Agreement dated June 3, 1999 between Choice Hotels International, Inc. and Joseph M. Squeri.

10.10(n)	Employment Agreement dated May 3, 2000 between Choice Hotels International, Inc. and Daniel Rothfeld.

10.11(n)	Employment Agreement dated August 18, 2000 between Choice Hotels International, Inc. and Wayne Wielgus.

10.12(o)	Amended and Restated Supplemental Executive Retirement Plan.

10.13(b)	Choice Hotels International, Inc. Executive Deferred Compensation Plan.

13.01*	Valuation and Qualifying Accounts

14.01*	Code of Ethics

21.01*	Subsidiaries of Choice Hotels International, Inc.

23.01*	Consent of PricewaterhouseCoopers LLP

23.02*	Report of Arthur Andersen LLP

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of Chief Financial officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Filed herewith

(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Registration Statement on Form S-4, filed August 31, 1998 (Reg. No. 333-62543).

(b)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003.

(c)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed on August 6, 2001.

(d)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated October 15, 1997, filed on October 29, 1997.

(e)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed on June 4, 1999.

(f)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Registration Statement filed on Form S-8, filed on December 2, 1997 (Reg. No. 333-41357).

(g)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated February 19, 1998, filed on March 11, 1998.

(h)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q filed for the quarterly period ended March 31, 1998, filed on May 15, 1998.

(i)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1998, filed on August 11, 1998.

(j)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 30, 1999.

(k)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 13, 2001.

(l)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed on August 16, 1999.

(m)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Registration Statement on Form S-8, filed September 30, 1997 (Reg. No. 333-36819).

(n)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 14, 2000.

(o)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, filed April 2, 2001.

(b)	Reports on Form 8-K

The Company filed a report on Form 8-K, dated November 24, 2003, reporting that Sunburst Hospitality Corporation delivered to the Company its irrevocable notice to redeem the $41.3 million note receivable, issued by Sunburst to Choice.

The Company filed a report on Form 8-K, dated October 22, 2003, reporting that a press release had been issued reporting the Company’s earnings for the quarter ended September 30, 2003.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

By:	/s/ Charles A. Ledsinger, Jr.

Charles A. Ledsinger, Jr.
President and Chief Executive Officer

Dated: March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stewart Bainum, Jr. Stewart Bainum, Jr.	Chairman, Director	March 9, 2004

/s/ Charles A. Ledsinger, Jr. Charles A. Ledsinger, Jr.	President, Chief Executive Officer & Director	March 12, 2004

/s/ Lawrence R. Levitan Lawrence R. Levitan	Director	March 9, 2004

/s/ William L. Jews William L. Jews	Director	March 10, 2004

/s/ Raymond E. Schultz Raymond E. Schultz	Director	March 10, 2004

/s/ Ervin R. Shames Ervin R. Shames	Director	March 9, 2004

/s/ Jerry E. Robertson Jerry E. Robertson	Director	March 9, 2004

/s/ Joseph M. Squeri Joseph M. Squeri	Senior Vice President, Development and Chief Financial Officer	March 12, 2004

/s/ David L. White David L. White	Vice President, Controller	March 12, 2004