Form 10-Q
period 2004-03-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2004-05-10
CIK 1046311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

CLASS	SHARES OUTSTANDING AT MARCH 31, 2004
Common Stock, Par Value $0.01 per share	34,164,941
Preferred Stock Purchase Rights

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2004	2003
REVENUES:
Royalty fees	$30,709	$27,251
Initial franchise and relicensing fees	3,388	2,607
Partner services	2,267	2,306
Marketing and reservation	49,311	47,353
Hotel operations	813	837
Other	747	1,202

Total revenues	87,235	81,556

OPERATING EXPENSES:
Selling, general and administrative	15,801	13,486
Depreciation and amortization	2,534	2,759
Marketing and reservation	49,311	47,353
Hotel operations	690	726

Total operating expenses	68,336	64,324

OPERATING INCOME	18,899	17,232

OTHER INCOME AND EXPENSES:
Interest expense	2,548	3,024
Interest and other investment income	(312)	(1,354)
Equity in net income of affiliates	(186)	—

Total other income and expenses	2,050	1,670

INCOME BEFORE INCOME TAXES	16,849	15,562
INCOME TAXES	6,255	5,875

NET INCOME	$10,594	$9,687

WEIGHTED AVERAGE SHARES OUTSTANDING-BASIC	34,273	36,772

WEIGHTED AVERAGE SHARES OUTSTANDING-DILUTED	35,639	37,513

BASIC EARNINGS PER SHARE	$0.31	$0.26

DILUTED EARNINGS PER SHARE	$0.30	$0.26

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$—

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLI DATED BALANCE SHEETS

(IN THOUSANDS)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$19,656	$20,031
Receivables (net of allowance for doubtful accounts of $6,919 and $6,743, respectively)	33,399	33,631
Deferred income taxes	2,256	1,957
Other current assets	3,710	3,613

Total current assets	59,021	59,232

PROPERTY AND EQUIPMENT, AT COST, NET	52,147	54,253

GOODWILL	60,620	60,620

FRANCHISE RIGHTS, NET	34,556	35,383

RECEIVABLE—MARKETING AND RESERVATION FEES	31,550	32,368

OTHER ASSETS	28,049	25,416

Total assets	$265,943	$267,272

The accompanying notes are an integral part of these consolidated balance sheets.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	March 31, 2004	December 31, 2003
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES

Current portion of long-term debt	$23,288	$23,829
Accounts payable	28,435	29,740
Accrued expenses and other	45,483	46,065
Income taxes payable	5,358	2,577

Total current liabilities	102,564	102,211

LONG-TERM DEBT	248,050	222,823

DEFERRED INCOME TAXES	22,019	21,562

OTHER LIABILITIES	41,738	38,863

Total liabilities	414,371	385,459

Commitments and Contingencies

SHAREHOLDERS’ DEFICIT

Common stock, $.01 par value	342	347
Additional paid-in-capital	80,648	74,496
Accumulated other comprehensive income	1,180	1,138
Deferred compensation	(9,548)	(2,641)
Treasury stock	(529,794)	(496,510)
Retained earnings	308,744	304,983

Total shareholders’ deficit	(148,428)	(118,187)

Total liabilities and shareholders’ deficit	$265,943	$267,272

The accompanying notes are an integral part of these consolidated balance sheets.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, IN THOUSANDS)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$10,594	$9,687
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,534	2,759
Provision for bad debts	119	448
Non-cash stock compensation	873	402
Non-cash investment income	(285)	(88)
Equity in net income of affiliates	(186)	—
Changes in assets and liabilities:
Receivables	131	(675)
Receivable—marketing and reservation fees, net	3,366	(3,067)
Current liabilities	(1,803)	4,575
Income taxes payable/other current assets and accrued expenses	4,035	(1,109)
Deferred income taxes and other liabilities	3,145	2,771

NET CASH PROVIDED BY OPERATING ACTIVITIES	22,523	15,703

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(1,617)	(2,515)
Acquisition of Flag	—	(1,211)
Issuance of notes receivable	(612)	(1,486)
(Purchases) sales of investments, net	(1,922)	477
Other items, net	(279)	(524)

NET CASH USED IN INVESTING ACTIVITIES	(4,430)	(5,259)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	53,200	43,200
Principal payments of long-term debt	(28,530)	(22,260)
Purchase of treasury stock	(39,095)	(30,362)
Dividends paid	(6,861)	—
Proceeds from exercise of stock options	2,818	1,576

NET CASH USED IN FINANCING ACTIVITIES	(18,468)	(7,846)

Net change in cash and cash equivalents	(375)	2,598
Cash and cash equivalents at beginning of period	20,031	12,227

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,656	$14,825

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments during the period for:
Income taxes, net of refunds	$1,314	$7,005
Interest	$594	$1,567
Non-cash financing activities:
Declaration of dividend	$6,833	$—
Non-cash financing activities related to employee stock options exercised:
Income tax benefit realized	$1,407	$387
Treasury shares received for employee tax withholding obligations	$—	$98
Issuance of restricted shares of common stock	$7,393	$—

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Company Information and Significant Accounting Policies

The accompanying unaudited consolidated financial statements of Choice Hotels International, Inc. and subsidiaries (together the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include any normal recurring adjustments) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2003 and notes thereto included in the Company’s Form 10-K, filed with the Securities and Exchange Commission on March 15, 2004 (the “10-K”). Interim results are not necessarily indicative of the entire year results because of seasonal variations. All intercompany transactions and balances between Choice Hotels International, Inc. and its subsidiaries have been eliminated in consolidation.

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

Certain amounts in the prior year’s financial statements have been reclassified to conform with the current year presentation.

2.    Stock-Based Compensation

Effective January 1, 2003, the Company adopted, in accordance with the prospective method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for all employee awards granted, modified or settled on or after January 1, 2003.

The Company’s stock-based compensation plans and related accounting policies are described more fully in the notes to the consolidated financial statements included in the 10-K. No stock-based compensation cost is reflected in the accompanying consolidated statements of income related to the grant of stock options which occurred prior to January 1, 2003, because the Company accounted for those grants under APB Opinion No. 25 and all such stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the three-months ended March 31, 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended March 31,
	2004	2003
(In thousands, except per share amounts)
Net income, as reported	$10,594	$9,687
Stock-based employee compensation expense included in reported net income, net of related tax effects	476	249
Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(807)	(632)

Pro forma net income	$10,263	$9,304

Earnings per share:
Basic-as reported	$0.31	$0.26
Basic-pro forma	$0.30	$0.25
Diluted-as reported	$0.30	$0.26
Diluted-pro forma	$0.29	$0.25

3. Receivable—Marketing and Reservation Fees

The marketing and reservation fees receivable at March 31, 2004 and December 31, 2003 was $31.6 million and $32.4 million, respectively. Depreciation and amortization expense attributable to marketing and reservation activities was $2.5 million and $3.0 million for the three months ended March 31, 2004 and 2003, respectively. Interest expense attributable to reservation activities was $0.4 million and $0.3 million for the three months ended March 31, 2004 and 2003, respectively.

4. Restructuring Programs

During 2002, the Company recognized restructuring charge expense of $1.6 million pursuant to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The restructuring charge related to employee severance and termination benefits for 23 employees resulting from corporate realignment initiatives. The restructuring was initiated and completed in 2002. Approximately $0.3 million of the restructuring expense related to stock compensation for certain severed employees. The Company paid approximately $0.8 million in cash related to this restructuring during the three months ended March 31, 2003. Through December 31, 2003, the Company paid approximately $1.3 million in cash related to this restructuring. As a result of these payments, the Company’s obligations related to the 2002 restructuring were satisfied, resulting in no liability remaining at December 31, 2003.

During 2001, the Company recognized restructuring charge expense of $5.9 million, pursuant to Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The restructuring charge included $5.3 million related to a corporate realignment designed to increase strategic focus on delivering value-added services to franchisees, including centralizing the Company’s franchise service and sales operations, consolidating its brand management functions and realigning its call center operations. Of this $5.3 million, $5.1 million related to severance and termination benefits for 64 employees (consisting of brand management and new hotels support, reservation sales and administrative personnel and franchise sales and operations support) and $0.2 million related to the cancellation of pre-existing contracts for termination of domestic leases. The remaining $0.6 million of the $5.9 million was due to exit costs related to the termination of a corporate hotel construction project. Approximately $0.9 million of the restructuring expense related to stock compensation for certain severed employees. The Company paid approximately $0.4 million in cash related to this restructuring during the three months ended March 31, 2003. Through December 31, 2003, the Company paid approximately $4.9 million in cash related to this restructuring. As a result of these payments, the Company’s obligations related to the 2001 restructuring were satisfied and approximately $0.1 million was recorded as a reduction of selling, general and administrative expense during the three months ended June 30, 2003, resulting in no liability remaining at December 31, 2003.

5. Income Taxes

The income tax provisions for the three months ended March 31, 2004 and 2003 are based on the effective tax rates expected to be applicable for the corresponding full year periods. The 2004 and 2003 three month rates of approximately 37% and 38%, respectively, differ from the statutory rates primarily because of state income taxes and certain federal and state income tax credits.

6. Comprehensive Income

The differences between net income and comprehensive income are described in the following table.

	Three Months Ended March 31,
(In thousands)	2004	2003

Net income	$10,594	$9,687
Other comprehensive income, net of tax:
Unrealized losses on available for sale securities	(13)	(31)
Foreign currency translation adjustments	72	341
Amortization of deferred gain on hedge	(17)	(17)

Total other comprehensive income	42	293

Comprehensive income	$10,636	$9,980

7. Capital Stock and Earnings Per Share

During the three months ended March 31, 2004, the Company repurchased 0.9 million shares of its common stock at a total cost of $39.1 million.

The Company received $2.8 million in proceeds from the exercise of 0.2 million employee stock options during the three months ended March 31, 2004.

During the three months ended March 31, 2004, the Company granted 0.2 million shares of restricted stock to certain employees, with a fair value of approximately $7.4 million on the date of grant.

In the first quarter of 2004, the Company declared a cash dividend of $0.20 per share (or approximately $6.8 million in the aggregate) which was paid on April 26, 2004 to shareholders of record as of April 12, 2004. In May 2004, we declared a cash dividend of $0.20 per share payable on July 26, 2004 to shareholders of record on July 12, 2004.

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share, assumes dilution and is computed based on the weighted-average number of common shares outstanding after consideration of the dilutive effect of stock options and unvested restricted stock.

8. Acquisition of Flag Choice Hotels

On February 10, 2003, the Company acquired the remaining 45% equity interest (beyond the 55% interest acquired prior to December 31, 2002) in Flag Choice Hotels (“Flag”). As a result Flag became a wholly-owned subsidiary of the Company as of that date. Flag, based in Melbourne, Australia, is a franchisor of certain hotel brands in Australia, Papua New Guinea, Fiji and New Zealand. The acquisition of Flag (“Flag Transaction”) gave the Company the ability to control the Choice and Flag brands in Australia, Papua New Guinea and Fiji and the Flag brand in New Zealand. In September 2003, our master franchise agreement with a third party that included the right to franchise the Choice brands in New Zealand was terminated. At that time, Flag obtained the rights to the Choice brands in New Zealand.

The Company accounted for the Flag Transaction in accordance with SFAS No. 141, “Business Combinations.” The excess of the purchase price over the net tangible assets acquired of approximately $4.3 million has been allocated to franchise rights and is being amortized over their estimated useful lives of 5 to 15 years.

9. Debt

In addition to its senior credit facility and senior unsecured notes, the Company has two lines of credit with banks providing up to an aggregate of $20 million of borrowings. In April 2003, the Company entered into a $10.0 million revolving line of credit which is due upon demand. In May 2003, the Company extended the maturity date of an existing $10.0 million revolving line of credit originally obtained in August 2002 to May 2004. The lines of credit rank pari-pasu (or equally) with the Company’s senior credit facility and include customary financial and other covenants that require the maintenance of certain ratios identical to those included in the Company’s senior credit facility. Borrowings under the lines of credit bear interest at rates established at the time of borrowing based on prime minus 175 basis points. As of March 31, 2004, approximately $1.1 million was outstanding pursuant to one of these lines of credit.

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

The following table presents the financial information for the Company’s franchising segment.

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003
(In thousands)	Franchising	Corporate & Other	Consolidated	Franchising	Corporate & Other	Consolidated
Revenues	$86,422	$813	$87,235	$80,719	$837	$81,556
Operating income (loss)	29,222	(10,323)	18,899	27,134	(9,902)	17,232

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand Choice Hotels International, Inc. and subsidiaries (together “the Company”). MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and the accompanying notes.

Overview

We are a hotel franchisor with franchise agreements representing 4,854 hotels open and 454 hotels under development as of March 31, 2004, with 394,238 rooms and 36,392 rooms, respectively, in 44 countries and territories. Our brand names include Comfort Inn, Comfort Suites, Quality, Clarion, Sleep Inn, Econo Lodge, Rodeway Inn, MainStay Suites and Flag Hotels. The Company’s franchises operate in 49 states, Puerto Rico and 41 additional countries and territories. Approximately 94% of the Company’s revenues are derived from hotels franchised in the United States.

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

We believe that executing our strategic priorities creates value. Our Company focuses on two key value drivers:

Profitable Growth. Our success is dependent on improving the performance of our hotels and increasing our system size by selling additional hotel franchises. We attempt to improve our franchisees’ revenues and overall profitability by providing a variety of products and services designed to increase business delivery to and/or reduce operating and development costs for our franchisees. These products and services include national marketing campaigns, a central reservation system, property and yield management systems, on-site sales, marketing and operating assistance, quality assurance standards and endorsed vendor relationships. We believe that healthy brands which deliver a compelling return on investment for franchisees will enable us to sell additional hotel franchises. We have established multiple brands that meet the needs of many types of guests, and can be developed at various price points and applied to both new and existing hotels. This ensures that we have brands suitable for creating growth in a variety of market conditions. Improving the performance of the hotels under franchise and growing the system through additional franchise sales while maintaining a disciplined cost structure are the keys to profitable growth.

Maximizing Financial Returns and Creating Value for Shareholders. Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. We believe our strong and predictable cash flows create a strong financial position that provides us a competitive advantage. Our business does not require significant capital to operate and grow, therefore, we can maintain a capital structure that generates high financial returns and use our excess cash flow to increase returns to our shareholders. We have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. We have repurchased 30.7 million shares of common stock through April 30, 2004 at a total cost of $570 million, or an average price of $18.59 per share since the program’s inception. Our cash flows from operations support our ability to complete the repurchase of approximately 3.7 million shares presently remaining under our current board of directors’ authorization. Upon completion of the current authorization we will evaluate the propriety of additional share repurchases with our board of directors. In the fourth quarter of 2003, we initiated a cash dividend of $0.20 per share per quarter on our common stock. In May 2004, our board of directors declared our third quarterly cash dividend of $0.20 on outstanding shares of common stock payable on July 26, 2004 to holders of record on July 12, 2004.

We believe these value drivers, when properly implemented, will enhance our profitability, maximize our financial returns and continue to generate value for our shareholders. The ultimate measure of our success will be reflected in the items below.

Results of Operations. Royalty fees, operating income, net income and diluted earnings per share represent key measurements of these value drivers. In the three months ended March 31, 2004, royalty fees revenue totaled approximately $30.7 million, a 12% increase from the same period in 2003. Operating income totaled $18.9 million in the first quarter of 2004, a 10% increase from 2003. Net income for the three months ended March 31, 2004 increased to $10.6 million, a 9% increase from 2003. Diluted earnings per share for the first quarter of 2004 was $0.30, a 15% improvement over 2003 resulting from increased net income and a reduction in the number of shares outstanding attributable to our share repurchase program. Net income and diluted earnings per share for the quarter ended March 31, 2003 included approximately $1.2 million ($0.7 million, net of the related tax effect) of interest income attributable to a note receivable from Sunburst Hospitality Corporation, which was repaid to the Company in December 2003. These measurements will continue to be a key management focus in 2004 and beyond. Refer to MD&A heading “Operations Review” for additional analysis of our results.

Liquidity and Capital Resources. In the first quarter of 2004, net cash provided by operating activities was $22.5 million, an increase of 43% from the same period in 2003. Since our business does not require significant reinvestment of capital, we utilize cash in ways that management believes provides the greatest returns to our shareholders which include share repurchases and dividends. We believe the Company’s cash flow from operations and available financing capacity are sufficient to meet the expected future operating, investing and financing needs of the business.

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

Operations Review

Comparison of Operating Results for the Three Month Periods Ended March 31, 2004 and March 31, 2003

The Company recorded net income of $10.6 million for the three months ended March 31, 2004, an increase of $0.9 million from $9.7 million for the same period in 2003. The increase in net income for the period is primarily attributable to a $1.7 million improvement in operating income partially offset by a $0.4 million increase in net other income and expenses. Operating income increased as a result of a $3.7 million, or 11%, increase in franchise revenues (total revenues excluding marketing and reservation revenues and hotel operations) partially offset by increased selling, general and administrative costs. Net other income and expenses increased as result of a $1.2 million reduction of interest income attributable to the December 2003 repayment of a note receivable from Sunburst Hospitality Corporation partially offset by lower interest expense and increased equity in net income of affiliates. As a result of the prepayment, no interest income related to this note will be realized in future periods.

Summarized financial results for the three months ended March 31, 2004 and 2003 are as follows:

	2004	2003
	(In thousands)
REVENUES:
Royalty fees	$30,709	$27,251
Initial franchise and relicensing fees	3,388	2,607
Partner services	2,267	2,306
Marketing and reservation	49,311	47,353
Hotel operations	813	837
Other	747	1,202

Total revenues	87,235	81,556

OPERATING EXPENSES:
Selling, general and administrative	15,801	13,486
Depreciation and amortization	2,534	2,759
Marketing and reservation	49,311	47,353
Hotel operations	690	726

Total operating expenses	68,336	64,324

Operating income	18,899	17,232
Interest expense	2,548	3,024
Interest and other investment income	(312)	(1,354)
Equity in net income of affiliates	(186)	—

Income before income taxes	16,849	15,562
Income taxes	6,255	5,875

Net income	$10,594	$9,687

Management analyzes its business based on franchise revenues, which is total revenues excluding marketing and reservation revenues and hotel operations, and franchise operating expenses that are reflected as selling, general and administrative expenses.

Franchise Revenues: Franchise revenues were $37.1 million for the three months ended March 31, 2004 compared to $33.4 million for the three months ended March 31, 2003. Royalty fees increased $3.4 million to $30.7 million from $27.3 million in 2003, an increase of 12%. The increase in royalties is attributable to a combination of factors including a 5.1% increase in the number of domestic franchised hotel rooms, a 4.9% increase in RevPAR and an increase in the effective royalty rate of the domestic hotel system to 4.02% from 3.96%. Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise contracts increased 29.4% to $2.2 million for the three months ended March 31, 2004 from $1.7 million for the three months ended March 31, 2003. The increase resulted from the number of domestic franchise agreements executed in 2004 increasing to 81, compared to 71 in 2003 and an increase in initial fee revenues associated with certain franchise contracts where revenue was previously deferred until incentive criteria were achieved or the contract terminated. Relicensing fees increased 22.2% to $1.1 million for the three months ended March 31, 2004 from $0.9 million for the three months ended March 31, 2003. Relicensing fees are charged to the new property owner of a franchised property whenever an ownership change occurs and the property remains in the franchise system. Other revenues decreased primarily as a result of reduced termination awards revenue which are generated when franchises exit the system prior to contractually agreed-upon dates.

The number and changes in number of hotels and rooms on-line is important information when analyzing our results because they are key indicators of our performance in executing our strategic priority of profitable growth. Increases in franchising revenues are heavily dependent upon our ability to sell additional hotel franchises because of the direct impact these sales have on our initial franchise fees and royalty fees. The number of domestic rooms on-line increased to 299,359 from 284,957, an increase of 5.1% during the twelve month period ended March 31, 2004. For the twelve month period ended March 31, 2004, the total number of domestic hotels on-line grew 4.9% to 3,688 from 3,516 as of March 31, 2003. International rooms on-line increased to 94,879 as of March 31, 2004 from 90,902 as of March 31, 2003, an increase of 4.4%. The total number of international hotels on-line increased slightly to 1,166 from 1,162, for the twelve month period ended March 31, 2004. As of March 31, 2004, the Company had 372 franchised hotels with 28,671 rooms either in design or under construction in its domestic system. The Company has an additional 82 franchised hotels with 7,721 rooms under development in its international system as of March 31, 2004.

Franchise Expenses: The cost to operate the franchising business is reflected in selling, general and administrative expenses. Selling, general and administrative expenses were $15.8 million for the three months ended March 31, 2004, an increase of $2.3 million from the three months ended March 31, 2003 total of $13.5 million. As a percentage of revenues, excluding marketing and reservation fees and hotel operations, total selling, general and administrative expenses were 42.6% for the three months ended March 31, 2004, compared to 40.4% for 2003. The increase is attributable to increased costs associated with first quarter sales incentive compensation, adoption of the fair value method of accounting for stock compensation and increased cost related to our non-qualified retirement plans.

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

Total marketing and reservation revenues were $49.3 million and $47.4 million for the three months ended March 31, 2004 and 2003, respectively. Depreciation and amortization attributable to marketing and reservation activities was $2.5 million and $3.0 million for the three months ended March 31, 2004 and 2003, respectively. Interest expense attributable to reservation activities was $0.4 million and $0.3 million for the three months ended March 31, 2004 and 2003, respectively. Marketing and reservation activities generated $3.4 million of positive operating cash flow and used $3.1 million of operating cash flow for the three months ended March 31, 2004 and 2003, respectively. As of March 31, 2004 and December 31, 2003, the Company’s balance sheet included a receivable of $31.6 million and $32.4 million, respectively, for marketing and reservation fees. This receivable is recorded as an asset in the financial statements as the Company has the contractual authority to require that the franchisees in the system at any given point repay the Company for any deficits related to marketing and reservation activities. The Company’s current franchisees are legally obliged to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue. The Company has no present intention to accelerate repayment of the deficit from current franchisees.

Other Income and Expenses. Interest expense of $2.5 million for the three months ended March 31, 2004 is down $0.5 million from $3.0 million in the three months ended March 31, 2003 due primarily to lower effective interest rates on our variable rate credit facilities and lower average outstanding debt balances. The Company’s weighted average interest rate as of March 31, 2004 was 4.06% compared to 3.99% as of March 31, 2003. Interest and other investment income for the three months ended March 31, 2003 includes approximately $1.2 million of interest income earned on a note receivable from Sunburst Hospitality Corporation which was repaid in December 2003.

Liquidity and Capital Resources

Net cash provided by operating activities was $22.5 million and $15.7 million for the three months ended March 31, 2004 and March 31, 2003, respectively. The increase is attributable to improvements in operating results and cash flows from marketing and reservation activities.

During 2002 and 2001, the Company realigned its corporate structure to increase its strategic focus on delivering value-added services and support to franchisees, including centralizing the Company’s franchise service and sales operations, consolidating its brand management functions and realigning its call center operations. The Company recorded a $1.6 million restructuring charge in 2002 of which approximately $0.9 million and $0.4 million was paid in 2003 and 2002, respectively. Approximately $0.3 million of the expense was related to stock compensation for severed employees and was credited directly to additional paid-in capital. The restructuring was initiated and completed in 2002. The Company recorded a $5.9 million restructuring charge in 2001 of which approximately $0.9 million of the expense was related to stock compensation for severed employees and was credited directly to additional paid-in capital. Through December 31, 2002 the Company paid $4.4 million and during 2003 the Company paid an additional $0.5 million related to this restructuring. As a result of these payments, the Company’s obligations related to the 2001 restructuring were satisfied and approximately $0.1 million was recorded as a reduction of selling, general and administrative expense during the three months ended June 30, 2003. As of December 31, 2003, the Company’s obligations related to the 2002 and 2001 restructurings were satisfied resulting in no liability remaining at December 31, 2003. During the three months ended March 31, 2003, the Company paid approximately $0.8 million and $0.4 million related to the 2002 and 2001 restructurings, respectively.

Net cash repayments related to marketing and reservation activities totaled $3.4 million during the three months ended March 31, 2004 compared to net advances to marketing and reservation activities of $3.1 million during the three months ended March 31, 2003. The improvement in cash flows attributable to marketing and reservation activities is attributable to cost reductions from restructured operations, growth in fees from normal operations and increases in property and yield management fees. The Company expects marketing and reservation activities to generate positive cash flows between $18.5 million and $21.0 million in 2004.

Cash used in investing activities for the three months ended March 31, 2004 and 2003, was $4.4 million and $5.3 million, respectively. During the three months ended March 31, 2004 and 2003 capital expenditures totaled $1.6 million and $2.5 million, respectively. Capital expenditures include the installation of system-wide property and yield management systems, upgrades to financial and reservation systems, computer hardware and renovations to the Company’s corporate headquarters (including a franchisee learning and training center).

Financing cash flows relate primarily to the Company’s borrowings under its credit lines, treasury stock purchases and dividends. In June 2001, the Company entered into a five-year $265 million competitive advance and multi-currency credit facility (“New Credit Facility”). The New Credit Facility provides for a term loan of $115 million and a revolving credit facility of $150 million. As of March 31, 2004, the Company had $76.7 million of term loans and $93.0 million of revolving loans outstanding pursuant to this facility. The term loan is payable over the next three years, $22.0 million of which is due during the twelve months ending March 31, 2005. The New Credit Facility includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage and restrict the Company’s ability to make certain investments, incur debt and dispose of assets. Borrowings under the credit facility bear interest at one of several rates, at the option of the Company, including LIBOR plus .60% to 2.0%, based upon the credit rating of the Company and the loan type. In addition, the Company has the option to request participating banks to bid on loan participation at lower rates than those contractually provided by the credit facility. The credit facility requires the Company to pay annual fees ranging, based upon the credit rating of the Company, between 1/15 of 1% to 1/2 of 1% of the aggregate available commitment under the revolving credit facility. The proceeds from the credit facility are used for general corporate purposes, including working capital, debt repayment, stock repurchases, investments and acquisitions.

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

The Company has two lines of credit with banks providing up to an aggregate of $20 million of borrowings. In April 2003, the company entered into a $10.0 million revolving line of credit which is due upon demand. In May 2003, the Company extended the maturity date of an existing $10.0 million revolving line of credit originally obtained in August 2002 to May 2004. The lines of credit rank pari-pasu (or equally) with the New Credit Facility and include customary financial and other covenants that require the maintenance of certain ratios identical to those included in the Company’s New Credit Facility. Borrowings under the lines of credit bear interest at rates established at the time of borrowing based on prime minus 175 basis points. As of March 31, 2004, approximately $1.1 million was outstanding pursuant to one of these lines of credit.

As of March 31, 2004, total long-term debt outstanding for the Company was $271.3 million, $23.3 million of which matures in the next twelve months.

Through March 31, 2004, the Company had repurchased 30.3 million shares of its common stock at a total cost of $554 million, including 0.9 million shares at a cost of $39.1 million during the three months ended March 31, 2004. Through April 20, 2004, the

Company had repurchased 30.7 million shares of its common stock at a total cost of $570 million. At March 31, 2004, the Company had approximately 34.2 million shares of common stock outstanding.

In February 2004, the Company declared a cash dividend of $0.20 per share or approximately $6.8 million. The cash dividend was paid on April 26, 2004 to shareholders of record as of April 12, 2004. In May 2004, we declared a cash dividend of $0.20 per share payable on July 26, 2004 to shareholders of record on July 12, 2004. We expect dividends in 2004 to range between $27.0 million and $28.0 million, subject to declaration by our board of directors.

The Company believes that cash flows from operations and available financing capacity are adequate to meet expected future operating, investing and financing needs of the business.

Critical Accounting Policies

Our accounting policies comply with principles generally accepted in the United States. We have described below those policies that we believe are critical and require the use of complex judgment or significant estimates in their application. Additional discussion of these policies is included in Note 1 to our consolidated financial statements as of and for the year ended December 31, 2003 included in our Annual Report on Form 10-K.

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

Stock Compensation.

Effective January 1, 2003, the Company adopted, in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the fair value based method of accounting for stock option awards granted on or after January 1, 2003. No compensation expense related to the grant of stock options under the Company’s stock compensation plans was reflected in net income for any years ended on or before December 31, 2002 because the Company accounted for grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and all stock options granted in those years had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 148 to all stock compensation for the three months ended March 31, 2004 and 2003 is set forth in Note 1 to our consolidated financial statements.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report, including those in the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operation, that are not historical facts constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. Words such as “believes,” “anticipates,” “expects,” “intends,” “estimates,” “projects,” and other similar expressions, which are predictions of or indicate future events and trends, typically identify forward-looking statements. Such statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those projected, including: competition within each of our business segments; business strategies and their intended results; the balance between supply of and demand for hotel rooms; our ability to obtain new franchise agreements; our ability to develop and maintain positive relations with current and potential hotel owners; the effect of international, national and regional economic conditions and geopolitical events such as acts of god, acts of war, terrorism or epidemics; the availability of capital to allow us and potential hotel owners to fund investments and construction of hotels; the cost and other effects of legal proceedings; and other risks described from time to time in our filings with the Securities and Exchange Commission, including those set forth under the heading “Risk Factors” in our Report on Form 10-K for the year ended December 31, 2003. Given these uncertainties, you are cautioned not to place undue reliance on such statements. We also undertake no obligation to publicly update or revise any forward-looking statement to reflect current or future events or circumstances.

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

At March 31, 2004 and December 31, 2003, the Company had $271.3 million and $246.7 million of debt outstanding at an effective interest rate of 4.1% and 4.3%, respectively. A hypothetical change of 10% in the Company’s effective interest rate from quarter-end 2004 levels would increase or decrease annual interest expense by $0.4 million. The Company expects to refinance the $76.7 million (included in the outstanding March 31, 2004 debt balance described above) variable rate term loan balance outstanding at March 31, 2004, as the principal amortizes using the revolving line of credit available pursuant to the Company’s current Credit Facility. Prior to expiration of the Credit Facility in 2006, the Company expects to refinance its obligations.

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

An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Incorporated by reference to the description of legal proceedings in the “Commitments and Contingencies” footnote in the financial statements set forth in Part I. “Financial Information”.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(e) Issuer Purchases of Equity Securities

The following table sets forth purchases of Choice Hotels International, Inc. common stock made by the Company during the three months ended March 31, 2004, pursuant to a share repurchase program initiated in June 1998.

Month Ending	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2004	214,000	$37.04	214,000	1,809,609
February 29, 2004	257,150	$40.08	257,150	1,552,459
March 31, 2004	474,926	$44.18	474,926	1,077,533

Total	946,076	$41.30	946,076	1,077,533	(1)

(1)	On May 4, 2004, the board of directors increased the number of shares authorized to be repurchased by 3.0 million shares, bringing the total number of remaining shares authorized to 3.7 million as of May 4, 2004.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number and Description

Exhibit Number	Description

3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

3.02(a)	Amended and Restated Bylaws of Choice Hotels International, Inc.

4.01(c)	Competitive Advance and Multi-Currency Credit Facilities Agreement dated June 29, 2001 among Choice Hotels International, Inc., Chase Manhattan Bank, as Agent for the Lenders (“Credit Agreement”)

4.02(k)	First Amendment to Credit Agreement dated October 1, 2001 among Choice Hotels International, Inc., Chase Manhattan Bank, as Agent for the Lenders.

4.03(h)	Registration Agreement dated April 28, 1998 between Choice Hotels International, Inc. and Salomon Brothers, Inc., Bear Stearns & Co. Inc. and Lehman Brothers Inc.

4.04(h)	Indenture dated as of May 4, 1998, by and among the Company, Quality Hotels Europe, Inc., QH Europe Partnership and Marine Midland Bank, as Trustee, with respect to the 7.125% Senior Notes due 2008 of the Company.

4.05(h)	Specimen certificate of 7.125% Senior Note due 2008 (Original Note) (Attached as an exhibit to the Indenture set forth as Exhibit 4.04)

4.06(h)	Specimen certificate of 7.125% Senior Note due 2008 (Exchange Note) (Attached as an exhibit to the Indenture set forth as Exhibit 4.04)

4.09(g)	Rights Agreement, dated as of February 19, 1998, between Choice Hotels International, Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent.

4.10(p)	Agreement to furnish certain debt agreements.

10.01(b)	Amended and Restated Employment Agreement between Choice Hotels International, Inc. and Charles A. Ledsinger, Jr. dated November 13, 2002.

10.02(d)	Employment Agreement dated as of October 15, 1997 by and between Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.) and Stewart Bainum, Jr.

10.03(e)	Amended and Restated Employment Agreement dated April 13, 1999 by and between Choice Hotels International, Inc. and Thomas Mirgon.

10.04(f)	Choice Hotels International, Inc. Non-Employee Director Stock Option and Deferred Compensation Stock Purchase Plan.

10.05(f)	Choice Hotels International, Inc. 1997 Non-Employee Director Stock Compensation Plan.

10.06(m)	Choice Hotels International, Inc. 1997 Long-Term Incentive Plan.

10.07(i)	Second Amended and Restated Employment Agreement dated April 13, 1999 between Choice Hotels International, Inc. and Michael J. DeSantis.

10.08(j)	Commercial Lease dated May 29, 1998 among Columbia Pike I, LLC and Colesville Road, LLC (each an assignee of Manor Care, Inc.) and Choice Hotels International, Inc.

10.09(l)	Employment Agreement dated June 3, 1999 between Choice Hotels International, Inc. and Joseph M. Squeri.

10.10(n)	Employment Agreement dated May 3, 2000 between Choice Hotels International, Inc. and Daniel Rothfeld.

10.11(n)	Employment Agreement dated August 18, 2000 between Choice Hotels International, Inc. and Wayne Wielgus.

10.12(o)	Amended and Restated Supplemental Executive Retirement Plan.
10.13(b)	Choice Hotels International, Inc. Executive Deferred Compensation Plan.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of Chief Financial officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Filed herewith

(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Registration Statement on Form S-4, filed August 31, 1998 (Reg. No. 333-62543).

(b)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003.

(c)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed on August 6, 2001.

(d)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated October 15, 1997, filed on October 29, 1997.

(e)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed on June 4, 1999.

(f)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Registration Statement filed on Form S-8, filed on December 2, 1997 (Reg. No. 333-41357).

(g)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated February 19, 1998, filed on March 11, 1998.

(h)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q filed for the quarterly period ended March 31, 1998, filed on May 15, 1998.

(i)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1998, filed on August 11, 1998.

(j)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 30, 1999.

(k)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 13, 2001.

(l)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed on August 16, 1999.

(m)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Registration Statement on Form S-8, filed September 30, 1997 (Reg. No. 333-36819).

(n)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 14, 2000.

(o)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, filed April 2, 2001.

(p)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004.

(b) Reports on Form 8-K

The Company furnished information on Form 8-K, dated March 18, 2004, related to a presentation made at the JP Morgan Chase & Co.’s Gaming and Lodging Conference held on March 18, 2004.

The Company filed a report on Form 8-K, dated February 11, 2004, reporting that a press release had been issued reporting the Company’s earnings for the year ended December 31, 2003.

The Company filed a report on Form 8-K, dated January 6, 2004, reporting that a press release had been issued announcing the number of franchise development deals completed in 2003 and new guidance regarding its 2003 earnings estimates.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

Date:	May 6, 2004	/s/ Joseph M. Squeri

By: Joseph M. Squeri
Executive Vice President and Chief Financial Officer