Form 10-Q
period 2004-06-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2004-08-06
CIK 1046311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

_______________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ☐

CLASS	SHARES OUTSTANDING AT JUNE 30, 2004
Common Stock, Par Value $0.01 per share Preferred Stock Purchase Rights	33,383,098

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
REVENUES:
Royalty fees	$41,682	$37,599	$72,391	$64,850
Initial franchise and relicensing fees	5,231	4,652	8,619	7,259
Partner services	3,988	4,371	6,255	6,677
Marketing and reservation	54,418	53,557	103,729	100,910
Hotel operations	931	947	1,744	1,784
Other	925	2,371	1,672	3,573

Total revenues	107,175	103,497	194,410	185,053
OPERATING EXPENSES:
Selling, general and administrative	17,437	17,416	33,238	30,902
Depreciation and amortization	2,502	3,130	5,036	5,889
Marketing and reservation	54,418	53,557	103,729	100,910
Hotel operations	682	727	1,372	1,453

Total operating expenses	75,039	74,830	143,375	139,154
OPERATING INCOME	32,136	28,667	51,035	45,899
OTHER INCOME AND EXPENSES:
Interest expense	2,808	3,068	5,356	6,092
Interest and other investment income	(79)	(1,734)	(392)	(3,088)
Equity in net income of affiliates	(91)	(154)	(276)	(154)

Total other income and expenses	2,638	1,180	4,688	2,850

INCOME BEFORE INCOME TAXES	29,498	27,487	46,347	43,049
INCOME TAXES	10,995	10,376	17,250	16,251

NET INCOME	$18,503	$17,111	$29,097	$26,798

WEIGHTED AVERAGE SHARES OUTSTANDING-BASIC	33,395	35,726	33,834	36,253

WEIGHTED AVERAGE SHARES OUTSTANDING-DILUTED	34,794	36,558	35,196	37,015

BASIC EARNINGS PER SHARE	$0.55	$0.48	$0.86	$0.74

DILUTED EARNINGS PER SHARE	$0.53	$0.47	$0.83	$0.72

CASH DIVIDENDS DECLARED PER SHARE	$0.20	$—	$0.40	$—

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$25,154	$20,031
Receivables (net of allowance for doubtful accounts of $6,851 and $6,743, respectively)	35,159	33,631
Deferred income taxes	2,256	1,957
Other current assets	3,308	3,613

Total current assets	65,877	59,232

PROPERTY AND EQUIPMENT, AT COST, NET	49,700	54,253
GOODWILL	60,620	60,620
FRANCHISE RIGHTS, NET	33,260	35,383
RECEIVABLE - MARKETING AND RESERVATION FEES	29,226	32,368
OTHER ASSETS	28,636	25,416

Total assets	267,319	267,272

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 30, 2004	December 31, 2003
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Current portion of long-term debt	8,500	23,829
Accounts payable	28,824	29,740
Accrued expenses and other	44,501	46,065
Income taxes payable	8,736	2,577

Total current liabilities	90,561	102,211
LONG-TERM DEBT	292,423	222,823
DEFERRED INCOME TAXES	17,682	21,562
OTHER LIABILITIES	41,858	38,863

Total liabilities	442,524	385,459

Commitments and Contingencies
SHAREHOLDERS’ DEFICIT
Common stock, $0.01 par value	334	347
Additional paid-in-capital	81,658	74,496
Accumulated other comprehensive income	95	1,138
Deferred compensation	(9,283)	(2,641)
Treasury stock	(568,642)	(496,510)
Retained earnings	320,633	304,983

Total shareholders’ deficit	(175,205)	(118,187)

Total liabilities and shareholders’ deficit	$267,319	$267,272

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, IN THOUSANDS)

	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,097	$26,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,036	5,889
Provision for bad debts	93	249
Non-cash stock compensation and other charges	1,835	948
Non-cash interest and other investment income	(335)	(652)
Equity in net income of affiliates	(276)	(154)
Changes in assets and liabilities, net of acquisitions:
Receivables	(1,583)	(2,141)
Receivable -- marketing and reservation fees, net	8,283	(1,689)
Current liabilities	(2,393)	4,587
Income taxes payable/receivable and other current assets	8,729	697
Deferred income taxes, other liabilities and other assets	(1,103)	5,682

NET CASH PROVIDED BY OPERATING ACTIVITIES	47,383	40,214

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(2,976)	(4,972)
Proceeds from disposition of property	—	498
Acquisition of Flag	—	(1,211)
Issuances of notes receivable	(1,227)	(2,450)
Purchases of investments, net	(2,280)	(775)
Other items, net	(994)	238

NET CASH USED IN INVESTING ACTIVITIES	(7,477)	(8,672)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	101,400	89,800
Principal payments of long-term debt	(47,161)	(75,243)
Dividends paid	(13,564)	—
Purchase of treasury stock	(79,729)	(43,676)
Proceeds from exercise of stock options	4,271	3,465

NET CASH USED IN FINANCING ACTIVITIES	(34,783)	(25,654)

Net change in cash and cash equivalents	5,123	5,888
Cash and cash equivalents at beginning of period	20,031	12,227

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,154	$18,115

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments during the period for:
Income taxes, net of refunds	$12,362	$13,921
Interest	$5,141	$6,756
Non-cash financing activities:
Declaration of dividend	$6,615	$—
Non-cash financing activities related to employee stock options exercised:
Income tax benefit realized	$2,235	$559
Treasury shares received for employee tax withholding obligations	$—	$98
Issuance of restricted shares of common stock	$7,871	$—

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

Certain amounts in the prior year’s financial statements have been reclassified to conform with the current year presentation with no effect on previously reported net income or shareholders’ deficit.

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

The Company’s stock-based compensation plans and related accounting policies are described more fully in the notes to the consolidated financial statements included in the 10-K. No stock-based compensation cost is reflected in the accompanying consolidated statements of income related to the grant of stock options which occurred prior to January 1, 2003, because the Company accounted for those grants under APB Opinion No. 25 and all such stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the three and six months ended June 30, 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2004	2003	2004	2003
Net income, as reported	$18,503	$17,111	$29,097	$26,798
Stock-based employee compensation cost included in reported net income, net of related tax effects	547	339	1,023	588
Total stock-based employee compensation expense determined under fair value method for all awards, net of tax effects	(875)	(709)	(1,682)	(1,341)

Net income, pro forma	$18,175	$16,741	$28,438	$26,045

Earnings per share:
Basic-as reported	$0.55	$0.48	$0.86	$0.74
Basic-pro forma	$0.54	$0.47	$0.84	$0.72
Diluted-as reported	$0.53	$0.47	$0.83	$0.72
Diluted-pro forma	$0.52	$0.46	$0.81	$0.70

3. Receivable—Marketing and Reservation Fees

The marketing and reservation fees receivable at June 30, 2004 and December 31, 2003 was $29.2 million and $32.4 million, respectively. Depreciation and amortization expense attributable to marketing and reservation activities was $2.6 million and $3.6 million for the three months ended June 30, 2004 and 2003, respectively, and $5.1 million and $6.6 million for the six months ended June 30, 2004 and 2003, respectively. Interest expense attributable to reservation activities was $0.4 million and $0.3 million for the three months ended June 30, 2004 and 2003, respectively, and $0.7 million for each of the six months ended June 30, 2004 and 2003.

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

During 2001, the Company recognized restructuring charge expense of $5.9 million pursuant to Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The restructuring charge included $5.3 million related to a corporate realignment designed to increase strategic focus on delivering value-added services to franchisees, including centralizing the Company’s franchise service and sales operations, consolidating its brand management functions and realigning its call center operations. Of this $5.3 million, $5.1 million related to severance and termination benefits for 64 employees (consisting of brand management and new hotels support, reservation sales and administrative personnel and franchise sales and operations support) and $0.2 million related to the cancellation of pre-existing contracts for termination of domestic leases. The remaining $0.6 million of the $5.9 million was due to exit costs related to the termination of a corporate hotel construction project. Approximately $0.9 million of the restructuring expense related to stock compensation for certain severed employees. The Company paid approximately $0.1 million and $0.5 million in cash related to this restructuring during the three and six months ended June 30, 2003, respectively. Through December 31, 2003, the Company paid approximately $4.9 million in cash related to this restructuring. As a result of these payments, the Company’s obligations related to the 2001 restructuring were satisfied and approximately $0.1 million was recorded as a reduction of selling, general and administrative expense during the three months ended June 30, 2003, resulting in no liability remaining at December 31, 2003.

5. Income Taxes

The income tax provisions for the three and six months ended June 30, 2004 and 2003 are based on the effective tax rates expected to be applicable for the corresponding full year periods. The 2004 and 2003 six-month rates of approximately 37% and 38%, respectively, differ from the statutory rates primarily because of state income taxes and certain federal and state income tax credits.

6. Comprehensive Income

The differences between net income and comprehensive income are described in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2004	2003	2004	2003
Net income	$18,503	$17,111	$29,097	$26,798
Other comprehensive income, net of tax:
Unrealized gains (losses) on marketable equity securities	24	3	11	(28)
Foreign currency translation	(1,092)	471	(1,020)	812
Amortization of deferred gain on hedge	(17)	(17)	(34)	(34)

Other comprehensive (loss) income	(1,085)	457	(1,043)	750

Comprehensive income	$17,418	$17,568	$28,054	$27,548

7. Capital Stock and Earnings Per Share

During the six months ended June 30, 2004, the Company repurchased 1.8 million shares of its common stock at a total cost of $79.7 million. During the three months ended June 30, 2004, the Company repurchased 0.9 million shares of its common stock at a total cost of $40.6 million.

The Company received $1.5 million and $4.3 million in proceeds from the exercise of 0.1 million and 0.3 million employee stock options during the three and six months ended June 30, 2004, respectively.

During the three and six months ended June 30, 2004, the Company granted approximately 10,000 shares and 0.2 million shares, respectively, of restricted stock to certain employees and directors. The fair value of the restricted stock granted in the three and six months ended June 30, 2004 was $0.5 million and $7.9 million, respectively.

In the first quarter of 2004, the Company declared a cash dividend of $0.20 per share (or approximately $6.8 million in the aggregate), which was paid on April 26, 2004 to shareholders of record as of April 12, 2004. In May 2004, the Company declared a cash dividend of $0.20 per share (or approximately $6.6 million in the aggregate) payable on July 26, 2004 to shareholders of record on July 12, 2004.

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share, assumes dilution and is computed based on the weighted-average number of common shares outstanding after consideration of the dilutive effect of stock options and unvested restricted stock.

8. Acquisition of Flag Choice Hotels

On February 10, 2003, the Company acquired the remaining 45% equity interest (beyond the 55% interest acquired prior to December 31, 2002) in Flag Choice Hotels (“Flag”). As a result Flag became a wholly owned subsidiary of the Company as of that date. Flag, based in Melbourne, Australia, is a franchisor of certain hotel brands in Australia, Papua New Guinea, Fiji and New Zealand. The acquisition of Flag (“Flag Transaction”) gave the Company the ability to control the Choice and Flag brands in Australia, Papua New Guinea and Fiji and the Flag brand in New Zealand. In September 2003, our master franchise agreement with a third party that included the right to franchise the Choice brands in New Zealand was terminated. At that time, Flag obtained the rights to the Choice brands in New Zealand.

The Company accounted for the Flag Transaction in accordance with SFAS No. 141, “Business Combinations.” The excess of the purchase price over the net tangible assets acquired of approximately $4.3 million has been allocated to franchise rights and is being amortized over their estimated useful lives of 5 to 15 years.

9. Debt

In July 2004, the Company entered into a $265 million senior unsecured revolving credit facility (the “Revolver”) with a syndicate of lenders. The proceeds from the Revolver were used to refinance and terminate the revolving credit facility and term loan outstanding under the Company’s existing senior credit facility (the “Old Credit Facility”). The Revolver permits the Company to borrow, repay and reborrow revolving loans until the scheduled maturity date in July 2009. Borrowings pursuant to the Revolver bear interest, at one of several rates selected by the Company, based upon the credit rating of the Company and include LIBOR plus 62 ½ basis points to 125 basis points; prime rate; and prime rate minus 175 basis points. In addition, the Company has the option to request participating banks to bid on loan participation at lower rates than those contractually provided by the Revolver. The Revolver requires the Company to pay a commitment fee ranging, based upon the credit rating of the Company, between 12 ½ basis points and 25 basis points of the average daily-unused portion of the aggregate available commitment. The Revolver also provides for the issuance of letters of credit on behalf of the Company. The Revolver includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage. The Revolver restricts the Company’s ability to make certain investments, incur certain debt, and dispose of assets, among other restrictions.

As of June 30, 2004, in addition to the Old Credit Facility and senior notes, the Company had two lines of credit with banks providing up to an aggregate of $20 million of borrowings. In April 2003, the Company entered into a $10.0 million revolving line of credit, which is due upon demand. In May 2004, the Company extended the maturity date of an existing $10.0 million revolving line of credit originally obtained in August 2002 to July 2004, at which time the outstanding borrowings were repaid and the agreement terminated. The lines of credit rank pari-pasu (or equally) with the Company’s Old Credit Facility and Revolver and include customary financial and other covenants that require the maintenance of certain ratios identical to those included in the Company’s Old Credit Facility. Borrowings under the lines of credit bear interest at rates established at the time of borrowing based on prime minus 175 basis points. As of June 30, 2004, approximately $8.5 million was outstanding pursuant to these lines of credit.

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

The following table presents the financial information for the Company’s franchising segment.

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003
(In thousands)	Franchising	Corporate & Other	Consolidated	Franchising	Corporate & Other	Consolidated
Revenues	$106,244	$931	$107,175	$102,550	$947	$103,497
Operating income (loss)	43,379	(11,243)	32,136	42,153	(13,486)	28,667

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
(In thousands)	Franchising	Corporate & Other	Consolidated	Franchising	Corporate & Other	Consolidated
Revenues	$192,666	$1,744	$194,410	$183,269	$1,784	$185,053
Operating income (loss)	72,601	(21,566)	51,035	69,287	(23,388)	45,899

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

Overview

We are a hotel franchisor with franchise agreements representing 4,884 hotels open as of June 30, 2004, with 396,013 rooms in the United States and 41 other countries and territories. Our brand names include Comfort Inn, Comfort Suites, Quality, Clarion, Sleep Inn, Econo Lodge, Rodeway Inn, MainStay Suites and Flag Hotels. Approximately 95% of the Company’s revenues are derived from hotels franchised in the United States.

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

Maximizing Financial Returns and Creating Value for Shareholders. Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. We believe our strong and predictable cash flows create a strong financial position that provides us a competitive advantage. Our business does not require significant capital to operate and grow, therefore, we can maintain a capital structure that generates high financial returns and use our excess cash flow to increase returns to our shareholders. We have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. We have repurchased 31.4 million shares of common stock through July 23, 2004 at a total cost of $606 million, or an average price of $19.30 per share since the program’s inception. Our cash flows from operations support our ability to complete the repurchase of approximately 3.0 million shares presently remaining under our current board of directors’ authorization. Upon completion of the current authorization we will evaluate the propriety of additional share repurchases with our board of directors. In the fourth quarter of 2003, we initiated a cash dividend of $0.20 per share per quarter on our common stock. In May 2004, our board of directors declared our third quarterly cash dividend of $0.20 on outstanding shares of common stock payable on July 26, 2004 to holders of record on July 12, 2004.

We believe these value drivers, when properly implemented, will enhance our profitability, maximize our financial returns and continue to generate value for our shareholders. The ultimate measure of our success will be reflected in the items below.

Results of Operations. Royalty fees, operating income, net income and diluted earnings per share represent key measurements of these value drivers. In the three months ended June 30, 2004, royalty fees revenue totaled approximately $41.7 million, an 11% increase from the same period in 2003. Operating income totaled $32.1 million in the second quarter of 2004, a 12% increase from 2003. Net income for the three months ended June 30, 2004 increased to $18.5 million, an 8% increase from 2003. Diluted earnings per share for the second quarter of 2004 were $0.53, a 13% improvement over 2003 resulting from increased net income and a reduction in the number of shares outstanding attributable to our share repurchase program. Net income and diluted earnings per share for the quarter ended June 30, 2003 included approximately $1.2 million ($0.7 million, net of the related tax effect) of interest income attributable to a note receivable from Sunburst Hospitality Corporation (“Sunburst”), which was repaid to the Company in December 2003. Our second quarter 2003 revenues, operating income, net income and diluted earnings per share also included approximately $1.7 million ($1.1 million, net of the related tax effect) of liquidated damages received from Sunburst for the termination of certain franchises. These measurements will continue to be a key management focus in 2004 and beyond. Refer to MD&A heading “Operations Review” for additional analysis of our results.

Liquidity and Capital Resources. In the six months ended June 30, 2004, net cash provided by operating activities was $47.4 million, an increase of 18% from the same period in 2003. Since our business does not require significant reinvestment of capital, we utilize cash in ways that management believes provides the greatest returns to our shareholders which include share repurchases and dividends. We believe the Company’s cash flows from operations and available financing capacity are sufficient to meet the expected future operating, investing and financing needs of the business.

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

Operations Review

Comparison of Operating Results for the Three Month Periods Ended June 30, 2004 and June 30, 2003

The Company recorded net income of $18.5 million for the three months ended June 30, 2004, an increase of $1.4 million from $17.1 million for the same period in 2003. The increase in net income for the period is primarily attributable to a $3.4 million improvement in operating income partially offset by a $1.4 million increase in net other income and expenses. Operating income increased as a result of a $2.8 million, or 6%, increase in franchise revenues (total revenues excluding marketing and reservation revenues and hotel operations) and a decrease in depreciation and amortization expense. Net other income and expenses increased primarily as result of a $1.2 million reduction of interest income attributable to the December 2003 repayment of a note receivable from Sunburst and reductions in investment income attributable to non-qualified employee benefit plan assets, partially offset by lower interest expense. As a result of the Sunburst note prepayment, no interest income related to this note will be realized in future periods.

Summarized financial results for the three months ended June 30, 2004 and 2003 are as follows:

	2004	2003
	(in thousands)
REVENUES:
Royalty fees	$41,682	$37,599
Initial franchise and relicensing fees	5,231	4,652
Partner services	3,988	4,371
Marketing and reservation	54,418	53,557
Hotel operations	931	947
Other	925	2,371

Total revenues	107,175	103,497
OPERATING EXPENSES:
Selling, general and administrative	17,437	17,416
Depreciation and amortization	2,502	3,130
Marketing and reservation	54,418	53,557
Hotel operations	682	727

Total operating expenses	75,039	74,830
OPERATING INCOME	32,136	28,667
OTHER INCOME AND EXPENSES:
Interest expense	2,808	3,068
Interest and other investment income	(79)	(1,734)
Equity in net income of affiliates	(91)	(154)

Total other income and expenses	2,638	1,180

INCOME BEFORE INCOME TAXES	29,498	27,487
INCOME TAXES	10,995	10,376

NET INCOME	$18,503	$17,111

Management analyzes its business based on franchise revenues, which is total revenues excluding marketing and reservation revenues and hotel operations, and franchise operating expenses that are reflected as selling, general and administrative expenses.

Franchise Revenues: Franchise revenues were $51.8 million for the three months ended June 30, 2004 compared to $49.0 million for the three months ended June 30, 2003. Royalty fees increased $4.1 million to $41.7 million from $37.6 million in 2003, an increase of 11%. The increase in royalties is attributable to a combination of factors including a 4.0% increase in the number of domestic franchised hotel rooms, a 6.8% increase in RevPAR and an increase in the effective royalty rate of the domestic hotel system to 4.04 % from 4.00%. Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise contracts was $3.2 million for the three months ended June 30, 2004 compared to $3.3 million for the three months ended June 30, 2003. The number of domestic franchise agreements executed in second quarter 2004 increased to 151, compared to 115 in 2003. Relicensing fees increased 43% to $2.0 million for the three months ended June 30, 2004 from $1.4 million for the three months ended June 30, 2003. Relicensing fees are charged to the new property owner of a franchised property whenever an ownership change occurs and the property remains in the franchise system. Other revenues decreased primarily as a result of reduced termination awards revenue which are generated when franchises exit the system prior to contractually agreed-upon dates. Other revenues for the second quarter of 2003 included approximately $1.7 million ($1.1 million, net of the related tax effect) of liquidated damages received from Sunburst for the termination of certain franchises.

The number and changes in number of hotels and rooms on-line is important information when analyzing our results because they are key indicators of our performance in executing our strategic priority of profitable growth. Increases in franchising revenues are heavily dependent upon our ability to sell additional hotel franchises because of the direct impact these sales have on our initial franchise fees and royalty fees. The number of domestic rooms on-line increased to 301,182 from 289,701, an increase of 4.0% during the twelve month period ended June 30, 2004. For the twelve month period ended June 30, 2004, the total number of domestic hotels on-line grew 4.5% to 3,723 from 3,562 as of June 30, 2003. International rooms on-line increased to 94,831 as of June 30, 2004 from 93,891 as of June 30, 2003. The total number of international hotels on-line decreased slightly to 1,161 from 1,181, for the twelve month period ended June 30, 2004. As of June 30, 2004, the Company had 395 franchised hotels with 30,841 rooms either in design or under construction in its domestic system. The Company has an additional 80 franchised hotels with 7,156 rooms under development in its international system as of June 30, 2004.

Franchise Expenses: The cost to operate the franchising business is reflected in selling, general and administrative expenses. Selling, general and administrative expenses were $17.4 million for the three months ended June 30, 2004 and June 30, 2003. As a percentage of revenues, excluding marketing and reservation fees and hotel operations, total selling, general and administrative expenses were 33.6% for the three months ended June 30, 2004, compared to 35.5% for 2003. The improvement in selling, general and administrative expense for second quarter 2004 reflects reduced costs associated with our annual convention partially offset by increased costs associated with franchise sales incentive compensation, adoption of the fair value method of accounting for stock compensation and increased cost related to our non-qualified retirement plans.

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

Total marketing and reservation revenues were $54.4 million and $53.6 million for the three months ended June 30, 2004 and 2003, respectively. Depreciation and amortization attributable to marketing and reservation activities was $2.6 million and $3.6 million for the three months ended June 30, 2004 and 2003, respectively. Interest expense attributable to reservation activities was $0.4 million and $0.3 million for the three months ended June 30, 2004 and 2003, respectively. Marketing and reservation activities generated $8.3 million of positive operating cash flow and used $1.7 million of operating cash flow for the three months ended June 30, 2004 and 2003, respectively. As of June 30, 2004 and December 31, 2003, the Company’s balance sheet included a receivable of $29.2 million and $32.4 million, respectively, for marketing and reservation fees. This receivable is recorded as an asset in the financial statements as the Company has the contractual authority to require that the franchisees in the system at any given point repay the Company for any deficits related to marketing and reservation activities. The Company’s current franchisees are legally obliged to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue. The Company has no present intention to accelerate repayment of the deficit from current franchisees.

Other Income and Expenses. Interest expense of $2.8 million for the three months ended June 30, 2004 is down $0.3 million from $3.1 million in the three months ended June 30, 2003 due primarily to lower effective interest rates on our variable rate credit facilities. The Company’s weighted average interest rate as of June 30, 2004 was 3.89% compared to 3.90% as of June 30, 2003. Interest and other investment income for the three months ended June 30, 2003 includes approximately $1.2 million of interest income earned on a note receivable from Sunburst which was repaid in December 2003.

Comparison of Operating Results for the Six Month Periods Ended June 30, 2004 and June 30, 2003

The Company recorded net income of $29.1 million for the six months ended June 30, 2004, an increase of $2.3 million from $26.8 million for the same period in 2003. The increase in net income for the period is primarily attributable to a $5.1 million improvement in operating income partially offset by a $1.8 million increase in net other income and expenses. Operating income increased as a result of a $6.5 million, or 8%, increase in franchise revenues (total revenues excluding marketing and reservation revenues and hotel operations) and a decrease in depreciation and amortization expense. Net other income and expenses increased primarily as result of a $2.3 million reduction of interest income attributable to the December 2003 repayment of a note receivable from Sunburst and reductions in investment income attributable to non-qualified employee benefit plan assets, partially offset by lower interest expense. As a result of the Sunburst note prepayment, no interest income related to this note will be realized in future periods.

Summarized financial results for the six months ended June 30, 2004 and 2003 are as follows:

	2004	2003
	(in thousands)
REVENUES:
Royalty fees	$72,391	$64,850
Initial franchise and relicensing fees	8,619	7,259
Partner services	6,255	6,677
Marketing and reservation	103,729	100,910
Hotel operations	1,744	1,784
Other	1,672	3,573

Total revenues	194,410	185,053
OPERATING EXPENSES:
Selling, general and administrative	33,238	30,902
Depreciation and amortization	5,036	5,889
Marketing and reservation	103,729	100,910
Hotel operations	1,372	1,453

Total operating expenses	143,375	139,154
OPERATING INCOME	51,035	45,899
OTHER INCOME AND EXPENSES:
Interest expense	5,356	6,092
Interest and other investment income	(391)	(3,088)
Equity in net income of affiliates	(277)	(154)

Total other income and expenses	4,688	2,850

INCOME BEFORE INCOME TAXES	46,347	43,049
INCOME TAXES	17,250	16,251

NET INCOME	$29,097	$26,798

Management analyzes its business based on franchise revenues, which is total revenues excluding marketing and reservation revenues and hotel operations, and franchise operating expenses that are reflected as selling, general and administrative expenses.

Franchise Revenues: Franchise revenues were $88.9 million for the six months ended June 30, 2004 compared to $82.4 million for the six months ended June 30, 2003. Royalty fees increased $7.5 million to $72.4 million from $64.9 million in 2003, an increase of 12%. The increase in royalties is attributable to a combination of factors including a 4.0% increase in the number of domestic franchised hotel rooms, a 5.8% increase in RevPAR and an increase in the effective royalty rate of the domestic hotel system to 4.03 % from 3.98%. Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise contracts increased 10% to $5.4 million for the six months ended June 30, 2004 from $4.9 million for the six months ended June 30, 2003. The increase resulted from the number of domestic franchise agreements executed in 2004 increasing to 232, compared to 186 in 2003. Relicensing fees increased 39% to $3.2 million for the six months ended June 30, 2004 from $2.3 million for the six months ended June 30, 2003. Relicensing fees are charged to the new property owner of a franchised property whenever an ownership change occurs and the property remains in the franchise system. Other revenues decreased primarily as a result of reduced termination awards revenue which are generated when franchises exit the system prior to contractually agreed-upon dates. Other revenues for the second quarter of 2003 included approximately $1.7 million ($1.1 million, net of the related tax effect) of liquidated damages received from Sunburt for the termination of certain franchises.

Franchise Expenses: The cost to operate the franchising business is reflected in selling, general and administrative expenses. Selling, general and administrative expenses were $33.2 million for the six months ended June 30, 2004 compared to $30.9 million for the same period in 2003. As a percentage of revenues, excluding marketing and reservation fees and hotel operations, total selling, general and administrative expenses were 37.3% for the six months ended June 30, 2004, compared to 37.5% for 2003.

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

Total marketing and reservation revenues were $103.7 million and $100.9 million for the six months ended June 30, 2004 and 2003, respectively. Depreciation and amortization attributable to marketing and reservation activities was $5.1 million and $6.6 million for the six months ended June 30, 2004 and 2003, respectively. Interest expense attributable to reservation activities was $0.7 million for each of the six months ended June 30, 2004 and 2003. Marketing and reservation activities generated $8.3 million of positive operating cash flow and used $1.7 million of operating cash flow for the six months ended June 30, 2004 and 2003, respectively. As of June 30, 2004 and December 31, 2003, the Company’s balance sheet included a receivable of $29.2 million and $32.4 million, respectively, for marketing and reservation fees. This receivable is recorded as an asset in the financial statements as the Company has the contractual authority to require that the franchisees in the system at any given point repay the Company for any deficits related to marketing and reservation activities. The Company’s current franchisees are legally obliged to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue. The Company has no present intention to accelerate repayment of the deficit from current franchisees.

Other Income and Expenses. Interest expense of $5.4 million for the six months ended June 30, 2004 is down $0.7 million from $6.1 million in the six months ended June 30, 2003 due primarily to lower effective interest rates on our variable rate credit facilities. The Company’s weighted average interest rate as of June 30, 2004 was 3.89% compared to 3.90% as of June 30, 2003. Interest and other investment income for the six months ended June 30, 2003 includes approximately $2.3 million of interest income earned on a note receivable from Sunburst which was repaid in December 2003.

Liquidity and Capital Resources

Net cash provided by operating activities was $47.4 million and $40.2 million for the six months ended June 30, 2004 and June 30, 2003, respectively. The increase is attributable to improvements in operating results and cash flows from marketing and reservation activities.

During 2002 and 2001, the Company realigned its corporate structure to increase its strategic focus on delivering value-added services and support to franchisees, including centralizing the Company’s franchise service and sales operations, consolidating its brand management functions and realigning its call center operations. The Company recorded a $1.6 million restructuring charge in 2002 of which approximately $0.9 million and $0.4 million was paid in 2003 and 2002, respectively. Approximately $0.3 million of the expense was related to stock compensation for severed employees and was credited directly to additional paid-in capital. The restructuring was initiated and completed in 2002. The Company recorded a $5.9 million restructuring charge in 2001 of which approximately $0.9 million of the expense was related to stock compensation for severed employees and was credited directly to additional paid-in capital. Through December 31, 2002 the Company paid $4.4 million and during 2003 the Company paid an additional $0.5 million related to this restructuring. As a result of these payments, the Company’s obligations related to the 2001 restructuring were satisfied and approximately $0.1 million was recorded as a reduction of selling, general and administrative expense during the three months ended June 30, 2003. As of December 31, 2003, the Company’s obligations related to the 2002 and 2001 restructurings were satisfied resulting in no liability remaining at December 31, 2003. During the six months ended June 30, 2003, the Company paid approximately $0.9 million and $0.5 million related to the 2002 and 2001 restructurings, respectively.

Net cash repayments related to marketing and reservation activities totaled $8.3 million during the six months ended June 30, 2004 compared to net advances to marketing and reservation activities of $1.7 million during the six months ended June 30, 2003. The improvement in cash flows attributable to marketing and reservation activities is attributable to cost reductions from restructured operations, growth in fees from normal operations and increases in property and yield management fees. The Company expects marketing and reservation activities to generate positive cash flows between $18.5 million and $21.0 million in 2004.

Cash used in investing activities for the six months ended June 30, 2004 and 2003, was $7.5 million and $8.7 million, respectively. During the six months ended June 30, 2004 and 2003 capital expenditures totaled $3.0 million and $5.0 million, respectively. Capital expenditures include the installation of system-wide property and yield management systems, upgrades to financial and reservation systems, computer hardware and renovations to the Company’s corporate headquarters (including a franchisee learning and training center).

Financing cash flows relate primarily to the Company’s borrowings under its credit lines, treasury stock purchases and dividends. In June 2001, the Company entered into a five-year $265 million competitive advance and multi-currency credit facility (“Old Credit Facility”). The Old Credit Facility provided for a term loan of $115 million and a revolving credit facility of $150 million. As of June 30, 2004, the Company had $71.9 million of term loans and $120.0 million of revolving loans outstanding pursuant to the Old Credit Facility. The term loan was scheduled to partially amortize over the next three years ending June 30, 2006. The unamortized balance of the term loan and all outstanding revolving loans were scheduled to mature in June 2006. Borrowings under the Old Credit Facility bore interest at one of several rates, at the option of the Company, including LIBOR plus .60% to 2.0%, based upon the credit rating of the Company and the loan type. The Old Credit Facility required the Company to pay annual fees ranging, based upon the credit rating of the Company, between 1/15 of 1% to 1/2 of 1% of the aggregate available commitment under the revolving credit facility.

In July 2004, the Company entered into a $265 million senior unsecured revolving credit facility (the “Revolver”) with a syndicate of lenders. The proceeds from the Revolver were used to refinance and terminate the revolving credit facility and term loan outstanding under the Company’s Old Credit Facility. The Revolver permits the Company to borrow, repay and reborrow revolving loans until the scheduled maturity date in July 2009. Borrowings pursuant to the Revolver bear interest, at one of several rates selected by the Company, based upon the credit rating of the Company and include LIBOR plus 62 ½ basis points to 125 basis points; prime rate; and prime rate minus 175 basis points. In addition, the Company has the option to request participating banks to bid on loan participation at lower rates than those contractually provided by the Revolver. The Revolver requires the Company to pay a commitment fee ranging, based upon the credit rating of the Company, between 12 ½ basis points and 25 basis points of the average daily-unused portion of the aggregate available commitment. The Revolver also provides for the issuance of letters of credit on behalf of the Company. The Revolver includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage. The Revolver restricts the Company’s ability to make certain investments, incur certain debt, and dispose of assets, among other restrictions.

The proceeds from the Revolver are used for general corporate purposes, including working capital, debt repayment, stock repurchases, investments and acquisitions.

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

The Company has two lines of credit with banks providing up to an aggregate of $20 million of borrowings. In April 2003, the company entered into a $10.0 million revolving line of credit which is due upon demand. In May 2004, the Company extended the maturity date of an existing $10.0 million revolving line of credit originally obtained in August 2002 to July 2004, at which time the outstanding borrowings were repaid and the agreement terminated. The lines of credit rank pari-pasu (or equally) with the Old Credit Facility and Revolver and include customary financial and other covenants that require the maintenance of certain ratios identical to those included in the Company’s Old Credit Facility. Borrowings under the lines of credit bear interest at rates established at the time of borrowing based on prime minus 175 basis points. As of June 30, 2004, approximately $8.5 million was outstanding pursuant to these lines of credit.

As of June 30, 2004, total long-term debt outstanding for the Company was $300.9 million, of which $8.5 million was scheduled to mature in the twelve months ended June 30, 2005.

Through June 30, 2004, the Company had repurchased 31.2 million shares of its common stock at a total cost of $594 million, including 1.8 million shares at a cost of $79.7 million during the six months ended June 30, 2004. Through July 23, 2004, the

Company had repurchased 31.4 million shares of its common stock at a total cost of $606 million. At June 30, 2004, the Company had approximately 33.4 million shares of common stock outstanding.

In February 2004, the Company declared a cash dividend of $0.20 per share or approximately $6.8 million. The cash dividend was paid on April 26, 2004 to shareholders of record as of April 12, 2004. In May 2004, the Company declared a cash dividend of $0.20 per share payable on July 26, 2004 to shareholders of record on July 12, 2004. We expect dividends in 2004 to range between $26.0 million and $27.5 million, subject to declaration by our board of directors.

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

Stock Compensation.

Effective January 1, 2003, the Company adopted, in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the fair value based method of accounting for stock option awards granted on or after January 1, 2003. No compensation expense related to the grant of stock options under the Company’s stock compensation plans was reflected in net income for any years ended on or before December 31, 2002 because the Company accounted for grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and all stock options granted in those years had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 148 to all stock compensation for the three and six months ended June 30, 2004 and 2003 is set forth in Note 2 to our consolidated financial statements.

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

At June 30, 2004 and December 31, 2003, the Company had $300.9 million and $246.7 million of debt outstanding at an effective interest rate of 3.9% and 4.3%, respectively. A hypothetical change of 10% in the Company’s effective interest rate from June 30, 2004 levels would increase or decrease annual interest expense by $0.4 million. Prior to scheduled maturities, the Company expects to refinance its long-term debt obligations.

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

An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Incorporated by reference to the description of legal proceedings in the “Commitments and Contingencies” footnote in the financial statements set forth in Part I. “Financial Information.”

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(e) Issuer Purchases of Equity Securities

The following table sets forth purchases of Choice Hotels International, Inc. common stock made by the Company during the six months ended June 30, 2004, pursuant to a share repurchase program initiated in June 1998.

Month Ending	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2004	214,000	$37.04	214,000	1,809,609
February 29, 2004	257,150	40.08	257,150	1,552,459
March 31, 2004	474,926	44.18	474,926	1,077,533
April 30, 2004	361,502	44.47	361,502	716,031
May 31, 2004	242,100	45.88	242,100	3,473,931	(1)
June 30, 2004	281,200	47.89	281,200	3,192,731

Total	1,830,878	$43.52	1,830,878	3,192,731

(1)	On May 4, 2004, the board of directors increased the number of shares authorized to be repurchased by 3.0 million shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 4, 2004. At the meeting, Jerry E. Robertson and Raymond E. Schultz were each elected to a three year term expiring in 2007. The terms of the following directors continue after the meeting.

Stewart Bainum, Jr.

Charles A. Ledsinger, Jr.

Barbara Bainum

Larry R. Levitan

William L. Jews

Ervin R. Shames

The Company’s shareholders voted to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004.

The following table summarizes the results of the voting for each matter voted upon at the annual meeting.

	Votes Cast
	For	Against	Witheld	Absentions	Broker Non-Votes
Election of Jerry E. Robertson	32,236,022	—	241,399	—	—
Election of Raymond E. Schultz	32,003,867	—	473,554	—	—
Ratification of Appointment of PricewaterhouseCoopers LLP	32,401,264	55,602	—	20,555	—

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number and Description

Exhibit Number	Description

3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

3.02(a)	Amended and Restated Bylaws of Choice Hotels International, Inc.

4.01*	Senior Unsecured Revolving Credit Facility agreement dated July 9, 2004 among Choice Hotels International, Inc., Wachovia Bank, National Association, as Agent for the Lenders

4.03(h)	Registration Agreement dated April 28, 1998 between Choice Hotels International, Inc. and Salomon Brothers, Inc., Bear Stearns & Co. Inc. and Lehman Brothers Inc.

4.04(h)	Indenture dated as of May 4, 1998, by and among the Company, Quality Hotels Europe, Inc., QH Europe Partnership and Marine Midland Bank, as Trustee, with respect to the 7.125% Senior Notes due 2008 of the Company

4.05(h)	Specimen certificate of 7.125% Senior Note due 2008 (Original Note) (Attached as an exhibit to the Indenture set forth as Exhibit 4.04)

4.06(h)	Specimen certificate of 7.125% Senior Note due 2008 (Exchange Note) (Attached as an exhibit to the Indenture set forth as Exhibit 4.04)

4.09(g)	Rights Agreement, dated as of February 19, 1998, between Choice Hotels International, Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent

4.10(k)	Agreement to furnish certain debt agreements

10.01(b)	Amended and Restated Employment Agreement between Choice Hotels International, Inc. and Charles A. Ledsinger, Jr. dated November 13, 2002

10.02(d)	Employment Agreement dated as of October 15, 1997 by and between Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.) and Stewart Bainum, Jr.

10.03(e)	Amended and Restated Employment Agreement dated April 13, 1999 by and between Choice Hotels International, Inc. and Thomas Mirgon

10.04(f)	Choice Hotels International, Inc. Non-Employee Director Stock Option and Deferred Compensation Stock Purchase Plan

10.05(f)	Choice Hotels International, Inc. 1997 Non-Employee Director Stock Compensation Plan

10.06(m)	Choice Hotels International, Inc. 1997 Long-Term Incentive Plan

10.07(i)	Second Amended and Restated Employment Agreement dated April 13, 1999 between Choice Hotels International, Inc. and Michael J. DeSantis

10.08(j)	Commercial Lease dated May 29, 1998 among Columbia Pike I, LLC and Colesville Road, LLC (each an assignee of Manor Care, Inc.) and Choice Hotels International, Inc.

10.09(l)	Employment Agreement dated June 3, 1999 between Choice Hotels International, Inc. and Joseph M. Squeri

10.10(n)	Employment Agreement dated May 3, 2000 between Choice Hotels International, Inc. and Daniel Rothfeld

10.11(n)	Employment Agreement dated August 18, 2000 between Choice Hotels International, Inc. and Wayne Wielgus

10.12(c)	Amended and Restated Supplemental Executive Retirement Plan

10.13(b)	Choice Hotels International, Inc. Executive Deferred Compensation Plan

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Filed herewith

(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Registration Statement on Form S-4, filed August 31, 1998 (Reg. No. 333-62543).

(b)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003.

(c)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, filed April 2, 2001.

(d)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated October 15, 1997, filed on October 29, 1997.

(e)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed on June 4, 1999.

(f)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Registration Statement filed on Form S-8, filed on December 2, 1997 (Reg. No. 333-41357).

(g)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated February 19, 1998, filed on March 11, 1998.

(h)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q filed for the quarterly period ended March 31, 1998, filed on May 15, 1998.

(i)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1998, filed on August 11, 1998.

(j)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 30, 1999.

(k)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004.

(l)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed on August 16, 1999.

(m)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Registration Statement on Form S-8, filed September 30, 1997 (Reg. No. 333-36819).

(n)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 14, 2000.

(b) Reports on Form 8-K

The Company filed a report on Form 8-K, dated April 21, 2004, reporting that a press release had been issued reporting the Company’s earnings for the quarter ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

Date: August 6, 2004	By:	/s/ Joseph M. Squeri
Joseph M. Squeri
Executive Vice President and Chief Financial Officer