Form 10-Q
period 2004-09-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2004-11-09
CIK 1046311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

CLASS	SHARES OUTSTANDING AT SEPTEMBER 30, 2004
Common Stock, Par Value $0.01 per share Preferred Stock Purchase Rights	33,039,727

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
REVENUES:
Royalty fees	$51,846	$48,346	$124,237	$113,196
Initial franchise and relicensing fees	4,927	4,026	13,546	11,285
Partner services	3,027	2,953	9,282	9,630
Marketing and reservation	65,380	48,639	169,109	149,549
Hotel operations	1,018	955	2,762	2,739
Other	1,312	974	2,984	4,547

Total revenues	127,510	105,893	321,920	290,946
OPERATING EXPENSES:
Selling, general and administrative	16,374	14,135	49,612	45,037
Depreciation and amortization	2,489	2,583	7,525	8,472
Marketing and reservation	65,380	48,639	169,109	149,549
Hotel operations	778	764	2,150	2,217

Total operating expenses	85,021	66,121	228,396	205,275
OPERATING INCOME	42,489	39,772	93,524	85,671
OTHER INCOME AND EXPENSES:
Interest expense	2,921	2,893	8,277	8,985
Interest and other investment loss (income)	76	(1,494)	(316)	(4,582)
Equity in net income of affiliates	(175)	(181)	(451)	(335)
Loss on extinguishment of debt	696	—	696	—

Total other income and expenses	3,518	1,218	8,206	4,068

INCOME BEFORE INCOME TAXES	38,971	38,554	85,318	81,603
INCOME TAXES	14,055	14,209	31,305	30,460

NET INCOME	$24,916	$24,345	$54,013	$51,143

WEIGHTED AVERAGE SHARES OUTSTANDING-BASIC	32,807	35,635	33,489	36,045

WEIGHTED AVERAGE SHARES OUTSTANDING-DILUTED	34,259	36,745	34,870	36,936

BASIC EARNINGS PER SHARE	$0.76	$0.68	$1.61	$1.42

DILUTED EARNINGS PER SHARE	$0.73	$0.66	$1.55	$1.38

CASH DIVIDENDS DECLARED PER SHARE	$0.225	$—	$0.625	$—

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$30,548	$20,031
Receivables (net of allowance for doubtful accounts of $6,889 and $6,743, respectively)	42,500	33,631
Deferred income taxes	2,256	1,957
Other current assets	3,377	3,613

Total current assets	78,681	59,232

PROPERTY AND EQUIPMENT, AT COST, NET	47,856	54,253
GOODWILL	60,620	60,620
FRANCHISE RIGHTS, NET	32,579	35,383
RECEIVABLE - MARKETING AND RESERVATION FEES	21,315	32,368
OTHER ASSETS	29,566	25,416

Total assets	$270,617	$267,272

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30, 2004	December 31, 2003
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Current portion of long-term debt	$8,746	$23,829
Accounts payable	27,329	29,740
Accrued expenses and other	49,205	46,065
Income taxes payable	9,471	2,577

Total current liabilities	94,751	102,211
LONG-TERM DEBT	299,379	222,823
DEFERRED INCOME TAXES	13,195	21,562
OTHER LIABILITIES	38,163	38,863

Total liabilities	445,488	385,459

Commitments and Contingencies
SHAREHOLDERS’ DEFICIT
Common stock, $0.01 par value	330	347
Additional paid-in-capital	83,000	74,496
Accumulated other comprehensive income	927	1,138
Deferred compensation	(8,610)	(2,641)
Treasury stock	(588,682)	(496,510)
Retained earnings	338,164	304,983

Total shareholders’ deficit	(174,871)	(118,187)

Total liabilities and shareholders’ deficit	$270,617	$267,272

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, IN THOUSANDS)

	Nine Months Ended
	September 30, 2004	September 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$54,013	$51,143

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,525	8,472
Provision for bad debts	215	213
Non-cash stock compensation	3,100	1,489
Non-cash interest and other investment income	(215)	(1,032)
Loss on extinguishment of debt	696	—
Equity in net income of affiliates	(451)	(335)

Changes in assets and liabilities, net of acquisitions:
Receivables	(9,032)	(5,602)
Receivable - marketing and reservation fees, net	18,222	13,438
Current liabilities	22	2,362
Income taxes payable and current other assets	10,356	10,628
Deferred income taxes, other non current assets and liabilities	(9,228)	929

NET CASH PROVIDED BY OPERATING ACTIVITIES	75,223	81,705

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in property and equipment	(4,266)	(7,076)
Proceeds from disposition of property	—	498
Acquisition of Flag	—	(1,211)
Issuance of notes receivable	(1,781)	(3,244)
Purchases of investments, net	(2,772)	(418)
Other items, net	(431)	344

NET CASH USED IN INVESTING ACTIVITIES	(9,250)	(11,107)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term debt	383,425	66,800
Principal payments of long-term debt	(454,000)	(78,573)
Net borrowings (repayments) pursuant to revolving credit facility	132,000	(16,000)
Debt issue costs	(1,010)	—
Purchase of treasury stock	(101,336)	(43,725)
Dividends paid	(20,125)	—
Proceeds from exercise of stock options	5,590	4,370

NET CASH USED IN FINANCING ACTIVITIES	(55,456)	(67,128)

Net change in cash and cash equivalents	10,517	3,470
Cash and cash equivalents at beginning of period	20,031	12,227

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,548	$15,697

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments during the period for:
Income taxes, net of refunds	$29,828	$23,558
Interest	$7,069	$8,474
Non-cash financing activities:		—
Declaration of dividends	$20,832	—
Non-cash financing activities related to employee stock options exercised:
Income tax benefit realized	$3,226	$815
Treasury shares received for employee tax withholding obligations	—	$98
Issuance of restricted shares of common stock	$7,921	—
Common shares surrendered in-lieu of exercise price	—	$181

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

The Company’s stock-based compensation plans and related accounting policies are described more fully in the notes to the consolidated financial statements included in the 10-K. No stock-based compensation cost is reflected in the accompanying consolidated statements of income related to the grant of stock options which occurred prior to January 1, 2003, because the Company accounted for those grants under APB Opinion No. 25 and all such stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the three and nine months ended September 30, 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2004	2003	2004	2003
Net income, as reported	$24,916	$24,345	$54,013	$51,143
Stock-based employee compensation cost included in reported net income, net of related tax effects	701	335	1,724	923
Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,028)	(688)	(2,709)	(2,029)

Net income, pro forma	$24,589	$23,992	$53,028	$50,037

Earnings per share:
Basic, as reported	$0.76	$0.68	$1.61	$1.42
Basic, pro forma	$0.75	$0.67	$1.58	$1.39
Diluted, as reported	$0.73	$0.66	$1.55	$1.38
Diluted, pro forma	$0.72	$0.65	$1.52	$1.35

3. Receivable—Marketing and Reservation Fees

The marketing and reservation fees receivable at September 30, 2004 and December 31, 2003 was $21.3 million and $32.4 million, respectively. Depreciation and amortization expense attributable to marketing and reservation activities was $2.0 million and $2.9 million for the three months ended September 30, 2004 and 2003, respectively, and $7.2 million and $9.5 million for the nine months ended September 30, 2004 and 2003, respectively. Interest expense attributable to reservation activities was $0.4 million and $0.3 million for the three months ended September 30, 2004 and 2003, respectively, and $1.1 million and $0.9 million for the nine months ended September 30, 2004 and 2003, respectively.

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

During 2001, the Company recognized restructuring charge expense of $5.9 million pursuant to Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The restructuring charge included $5.3 million related to a corporate realignment designed to increase strategic focus on delivering value-added services to franchisees, including centralizing the Company’s franchise service and sales operations, consolidating its brand management functions and realigning its call center operations. Of this $5.3 million, $5.1 million related to severance and termination benefits for 64 employees (consisting of brand management and new hotels support, reservation sales and administrative personnel and franchise sales and operations support) and $0.2 million related to the cancellation of pre-existing contracts for termination of domestic leases. The remaining $0.6 million of the $5.9 million was due to exit costs related to the termination of a corporate hotel construction project. Approximately $0.9 million of the restructuring expense related to stock compensation for certain severed employees. Through December 31, 2003, the Company paid approximately $4.9 million in cash related to this restructuring. During the six months ended June 30, 2003, the Company paid approximately $0.5 million in cash related to this restructuring. As a result of these payments, the Company’s obligations related to the 2001 restructuring were satisfied and approximately $0.1 million was recorded as a reduction of selling, general and administrative expense during the nine months ended September 30, 2003, resulting in no liability remaining at December 31, 2003.

5. Income Taxes

The income tax provisions for the three and nine months ended September 30, 2004 and 2003 are based on the effective tax rates expected to be applicable for the corresponding full year periods. The 2004 and 2003 nine-month rate of approximately 37% differs from the statutory rates primarily because of state income taxes and certain federal and state income tax credits.

6. Comprehensive Income

The differences between net income and comprehensive income are described in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2004	2003	2004	2003
Net income	$24,916	$24,345	$54,013	$51,143
Other comprehensive income, net of tax:

Unrealized (losses) gains on marketable equity securities	(6)	93	5	65
Foreign currency translation	854	51	(166)	863
Amortization of deferred gain on hedge	(16)	(16)	(50)	(50)

Other comprehensive income (loss)	832	128	(211)	878

Comprehensive income	$25,748	$24,473	$53,802	$52,021

7. Capital Stock and Earnings Per Share

During the nine months ended September 30, 2004, the Company repurchased 2.3 million shares of its common stock at a total cost of $101.3 million. During the three months ended September 30, 2004, the Company repurchased 0.4 million shares of its common stock at a total cost of $21.6 million.

The Company received $1.3 million and $5.6 million in proceeds from the exercise of 0.1 million and 0.4 million employee stock options during the three and nine months ended September 30, 2004, respectively.

During the three and nine months ended September 30, 2004, the Company granted approximately 1,000 shares and 0.2 million shares, respectively, of restricted stock to certain employees and directors. The fair value of the restricted stock granted in the three and nine months ended September 30, 2004 was $0.1 million and $7.9 million, respectively.

In September 2004, the Company declared a cash dividend of $0.225 per share (or approximately $7.4 million in the aggregate) which was paid on October 22, 2004 to shareholders of record on October 8, 2004.

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

The Company accounted for the refinancing of the Old Credit Facility in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” and EITF No. 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.” Pursuant to these accounting pronouncements, the Company recorded a loss on extinguishment of debt of approximately $0.7 million.

As of September 30, 2004, in addition to the Revolver and senior notes, the Company had a line of credit with a bank providing up to an aggregate of $10 million of borrowings, which is due upon demand. The line of credit ranks pari-pasu (or equally) with the Company’s Revolver and includes customary financial and other covenants that require the maintenance of certain ratios identical to those included in the Company’s Revolver. Borrowings under the line of credit bear interest at rates established at the time of borrowing based on prime minus 175 basis points. As of September 30, 2004, approximately $8.6 million was outstanding pursuant to this line of credit.

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

The following table presents the financial information for the Company’s franchising segment.

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
(In thousands)	Franchising	Corporate & Other	Consolidated	Franchising	Corporate & Other	Consolidated
Revenues	$126,492	$1,018	$127,510	$104,938	$955	$105,893
Operating income (loss)	$53,026	(10,537)	42,489	49,179	(9,407)	39,772

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
(In thousands)	Franchising	Corporate & Other	Consolidated	Franchising	Corporate & Other	Consolidated
Revenues	$319,158	$2,762	$321,920	$288,207	$2,739	$290,946
Operating income (loss)	$125,627	(32,103)	93,524	118,467	(32,796)	85,671

11. Commitments and Contingencies

The Company is a defendant in a number of lawsuits arising in the ordinary course of business. In the opinion of management and the general counsel to the Company, the ultimate outcome of such litigation will not have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

The Company has a $3.0 million letter of credit issued as support for construction and permanent financing of a Sleep Inn and a MainStay Suites located in Atlanta, Georgia. No amounts were drawn against this letter of credit as of September 30, 2004. The letter of credit expires in March 2005.

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

Overview

We are a hotel franchisor with franchise agreements representing 4,959 hotels open as of September 30, 2004, with 402,519 rooms in the United States and 40 other countries and territories. Our brand names include Comfort Inn, Comfort Suites, Quality, Clarion, Sleep Inn, Econo Lodge, Rodeway Inn, MainStay Suites and Flag Hotels. Approximately 95% of the Company’s revenues are derived from hotels franchised in the United States.

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

Maximizing Financial Returns and Creating Value for Shareholders. Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. We believe our strong and predictable cash flows create a strong financial position that provides us a competitive advantage. Our business does not require significant capital to operate and grow, therefore, we can maintain a capital structure that generates high financial returns and use our excess cash flow to increase returns to our shareholders. We have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. We have repurchased 31.8 million shares of common stock through November 5, 2004 at a total cost of $628 million, or an average price of $19.71 per share since the program’s inception. Our cash flows from operations support our ability to complete the repurchase of approximately 2.5 million shares presently remaining under our current board of directors’ authorization. Upon completion of the current authorization we will evaluate the propriety of additional share repurchases with our board of directors. In the fourth quarter of 2003, we initiated a cash dividend on our common stock. In September 2004, our board of directors declared our fourth quarterly cash dividend in the amount of $0.225 per outstanding share of common stock, which was paid on October 22, 2004 to holders of record on October 8, 2004. This dividend represents a 12.5% increase over the previous quarterly rate of $0.20 and raises the indicated annual divided rate on the Company’s common stock from $0.80 to $0.90 per share.

We believe these value drivers, when properly implemented, will enhance our profitability, maximize our financial returns and continue to generate value for our shareholders. The ultimate measure of our success will be reflected in the items below.

Results of Operations. Royalty fees, operating income, net income and diluted earnings per share represent key measurements of these value drivers. In the three months ended September 30, 2004, royalty fees revenue totaled approximately $51.8 million, a 7% increase from the same period in 2003. Operating income totaled $42.5 million in the third quarter of 2004, a 7% increase from 2003. Net income for the three months ended September 30, 2004 increased to $24.9 million, a 2% increase from 2003. Diluted earnings per share for the third quarter of 2004 were $0.73, an 11% improvement over 2003 resulting from increased net income and a reduction in the number of shares outstanding attributable to our share repurchase program. Net income and diluted earnings per share for the quarter ended September 30, 2004 included a loss on extinguishment of debt of approximately $0.7 million ($0.4 million, net of the related tax effect) related to the refinancing of the Company’s senior credit facility. Net income and diluted earnings per share for the quarter ended September 30, 2003 included approximately $1.2 million ($0.7 million, net of the related tax effect) of interest income attributable to a note receivable from Sunburst Hospitality Corporation (“Sunburst”), which was repaid to the Company in December 2003. These measurements will continue to be a key management focus in 2004 and beyond. Refer to MD&A heading “Operations Review” for additional analysis of our results.

Liquidity and Capital Resources. In the nine months ended September 30, 2004, net cash provided by operating activities was $75.2 million. Since our business does not require significant reinvestment of capital, we utilize cash in ways that management believes provides the greatest returns to our shareholders which include share repurchases and dividends. We believe the Company’s cash flows from operations and available financing capacity are sufficient to meet the expected future operating, investing and financing needs of the business.

Refer to MD&A heading “Liquidity and Capital Resources” for additional analysis.

The principal factors that affect the Company’s results are: the number and relative mix of franchised hotels; growth in the number of hotels under franchise; occupancy and room rates achieved by the hotels under franchise; the effective royalty rate achieved; and our ability to manage costs. The number of rooms at franchised properties and occupancy and room rates at those properties significantly affect the Company’s results because our fees are based upon room revenues at franchised hotels. The key industry standard for measuring hotel operating performance is revenue per available room (“RevPAR”), which is calculated by multiplying the percentage of occupied rooms by the average daily room rate realized. Our variable overhead costs associated with franchise system growth have historically been less than incremental royalty fees generated from new franchises. Accordingly, continued growth of our franchise business should enable us to realize benefits from the operating leverage in place and improve operating results.

Operations Review

Comparison of Operating Results for the Three Month Periods Ended September 30, 2004 and September 30, 2003

The Company recorded net income of $24.9 million for the three months ended September 30, 2004, an increase of $0.6 million from $24.3 million for the same period in 2003. The increase in net income for the period is primarily attributable to a $2.7 million improvement in operating income partially offset by a $2.3 million increase in other expenses, including a loss on extinguishment of debt of $0.7 million. Operating income increased as a result of a $4.8 million, or 9%, increase in franchise revenues (total revenues excluding marketing and reservation revenues and hotel operations) partially offset by an increase in selling, general and administrative expense. Net other income and expenses increased primarily as result of a $0.7 million loss on extinguishment of debt, a $1.2 million reduction of interest income attributable to the December 2003 repayment of a note receivable from Sunburst and reductions in investment income attributable to non-qualified employee benefit plan assets. As a result of the Sunburst note prepayment, no interest income related to this note will be realized in future periods.

Summarized financial results for the three months ended September 30, 2004 and 2003 are as follows:

	2004	2003
REVENUES:
Royalty fees	$51,846	$48,346
Initial franchise and relicensing fees	4,927	4,026
Partner services	3,027	2,953
Marketing and reservation	65,380	48,639
Hotel operations	1,018	955
Other	1,312	974

Total revenues	127,510	105,893
OPERATING EXPENSES:
Selling, general and administrative	16,374	14,135
Depreciation and amortization	2,489	2,583
Marketing and reservation	65,380	48,639
Hotel operations	778	764

Total operating expenses	85,021	66,121
OPERATING INCOME	42,489	39,772
OTHER INCOME AND EXPENSES:
Interest expense	2,921	2,893
Interest and other investment loss (income)	76	(1,494)
Equity in net income of affiliates	(175)	(181)
Loss on extinguishment of debt	696	—

Total other income and expenses	3,518	1,218

INCOME BEFORE INCOME TAXES	38,971	38,554
INCOME TAXES	14,055	14,209

NET INCOME	$24,916	$24,345

Management analyzes the Company’s business based on franchise revenues, which is total revenues excluding marketing and reservation revenues and hotel operations, and franchise operating expenses that are reflected as selling, general and administrative expenses.

Franchise Revenues: Franchise revenues were $61.1 million for the three months ended September 30, 2004 compared to $56.3 million for the three months ended September 30, 2003. Royalty fees increased $3.5 million to $51.8 million from $48.3 million in 2003, an increase of 7%. The increase in royalties is attributable to a combination of factors including a 5.1% increase in the number of domestic franchised hotel rooms, a 2.1% increase in RevPAR and an increase in the effective royalty rate of the domestic hotel system to 4.04 % from 4.03%. Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise contracts was $3.1 million for the three months ended September 30, 2004 compared to $2.3 million for the three months ended September 30, 2003. The number of domestic franchise agreements executed in third quarter 2004 increased to 122, compared to 108 in 2003. Other revenues increased primarily as a result of increased termination awards revenue which are generated when franchises exit the system prior to contractually agreed-upon dates.

The number and changes in the number of hotels and rooms on-line is important information when analyzing our results because they are key indicators of our performance in executing our strategic priority of profitable growth. Increases in franchising revenues are heavily dependent upon our ability to sell additional hotel franchises because of the direct impact these sales have on our initial franchise fees and royalty fees. The number of domestic rooms on-line increased to 306,797 from 291,827, an increase of 5.1% during the twelve month period ended September 30, 2004. For the twelve month period ended September 30, 2004, the total number of domestic hotels on-line grew 5.4% to 3,796 from 3,601 as of September 30, 2003. International rooms on-line increased to 95,722 as of September 30, 2004 from 92,987 as of September 30, 2003. The total number of international hotels on-line decreased slightly to 1,163 from 1,172, for the twelve month period ended September 30, 2004. As of September 30, 2004, the Company had 397 franchised hotels with 30,776 rooms either in design or under construction in its domestic system. The Company had an additional 95 franchised hotels with 8,351 rooms under development in its international system as of September 30, 2004.

Franchise Expenses: The cost to operate the franchising business is reflected in selling, general and administrative expenses. Selling, general and administrative expenses were $16.4 million and $14.1 million for the three months ended September 30, 2004 and September 30, 2003, respectively. As a percentage of revenues, excluding marketing and reservation fees and hotel operations, total selling, general and administrative expenses were 26.8% for the three months ended September 30, 2004, compared to 25.0% for 2003. The increase in selling, general and administrative expense for third quarter 2004 reflects increased costs associated with franchise sales incentive compensation, costs related to retirement of a board member, adoption of the fair value method of accounting for stock compensation and increased professional fees related to Sarbanes-Oxley compliance efforts.

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

Total marketing and reservation revenues were $65.4 million and $48.6 million for the three months ended September 30, 2004 and 2003, respectively. Depreciation and amortization attributable to marketing and reservation activities was $2.0 million and $2.9 million for the three months ended September 30, 2004 and 2003, respectively. Interest expense attributable to reservation activities was $0.4 million and $0.3 million for the three months ended September 30, 2004 and 2003, respectively. As of September 30, 2004 and December 31, 2003, the Company’s balance sheet included a receivable of $21.3 million and $32.4 million, respectively, for marketing and reservation fees. This receivable is recorded as an asset in the financial statements as the Company has the contractual authority to require that the franchisees in the system at any given point repay the Company for any deficits related to marketing and reservation activities. The Company’s current franchisees are legally obliged to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue. The Company has no present intention to accelerate repayment of the deficit from current franchisees.

Other Income and Expenses. Interest expense was $2.9 million for each of the three month periods ended September 30, 2004 and 2003. The Company’s weighted average interest rate as of September 30, 2004 was 4.17% compared to 3.54% as of September 30, 2003. Other income and expenses includes a loss on extinguishment of debt of approximately $0.7 million attributable to the refinancing of our senior credit facility during the third quarter. Interest and other investment income for the three months ended September 30, 2003 includes approximately $1.2 million of interest income earned on a note receivable from Sunburst which was repaid in December 2003.

Comparison of Operating Results for the Nine Month Periods Ended September 30, 2004 and September 30, 2003

The Company recorded net income of $54.0 million for the nine months ended September 30, 2004, an increase of $2.9 million from $51.1 million for the same period in 2003. The increase in net income for the period is primarily attributable to a $7.8 million improvement in operating income partially offset by a $4.1 million increase in net other income and expenses. Operating income increased as a result of an $11.3 million, or 8%, increase in franchise revenues (total revenues excluding marketing and reservation revenues and hotel operations) and a decrease in depreciation and amortization expense partially offset by an increase in selling, general and administrative expense. Net other income and expenses increased primarily as result of a $0.7 million loss on extinguishment of debt, a $3.5 million reduction of interest income attributable to the December 2003 repayment of a note receivable from Sunburst and reductions in investment income attributable to non-qualified employee benefit plan assets, partially offset by lower interest expense. As a result of the Sunburst note prepayment, no interest income related to this note will be realized in future periods.

Summarized financial results for the nine months ended September 30, 2004 and 2003 are as follows:

	2004	2003
REVENUES:
Royalty fees	$124,237	$113,196
Initial franchise and relicensing fees	13,546	11,285
Partner services	9,282	9,630
Marketing and reservation	169,109	149,549
Hotel operations	2,762	2,739
Other	2,984	4,547

Total revenues	321,920	290,946
OPERATING EXPENSES:
Selling, general and administrative	49,612	45,037
Depreciation and amortization	7,525	8,472
Marketing and reservation	169,109	149,549
Hotel operations	2,150	2,217

Total operating expenses	228,396	205,275
OPERATING INCOME	93,524	85,671
OTHER INCOME AND EXPENSES:
Interest expense	8,277	8,985
Interest and other investment income	(316)	(4,582)
Equity in net income of affiliates	(451)	(335)
Loss on extinguishment of debt	696	—

Total other income and expenses	8,206	4,068

INCOME BEFORE INCOME TAXES	85,318	81,603
INCOME TAXES	31,305	30,460

NET INCOME	$54,013	$51,143

Management analyzes the Company’s business based on franchise revenues, which is total revenues excluding marketing and reservation revenues and hotel operations, and franchise operating expenses that are reflected as selling, general and administrative expenses.

Franchise Revenues: Franchise revenues were $150.0 million for the nine months ended September 30, 2004 compared to $138.7 million for the nine months ended September 30, 2003. Royalty fees increased $11.0 million to $124.2 million from $113.2 million in 2003, an increase of 10%. The increase in royalties is attributable to a combination of factors including a 5.1% increase in the number of domestic franchised hotel rooms, a 4.2% increase in RevPAR and an increase in the effective royalty rate of the domestic hotel system to 4.04 % from 4.00%. Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise contracts increased 19% to $8.6 million for the nine months ended September 30, 2004 from $7.2 million for the nine months ended September 30, 2003. The increase resulted from the number of domestic franchise agreements executed in 2004 increasing to 354, compared to 294 in 2003. Relicensing fees increased 22% to $5.0 million for the nine months ended September 30, 2004 from $4.1 million for the nine months ended September 30, 2003. Relicensing fees are charged to the new property owner of a franchised property whenever an ownership change occurs and the property remains in the franchise system. Other revenues decreased primarily as a result of reduced termination awards revenue which are generated when franchises exit the system prior to contractually agreed-upon dates. Other revenues for the nine months ended September 30, 2003, included approximately $1.7 million of liquidated damages received from Sunburst for the termination of certain franchises.

Franchise Expenses: The cost to operate the franchising business is reflected in selling, general and administrative expenses. Selling, general and administrative expenses were $49.6 million for the nine months ended September 30, 2004 compared to $45.0 million for the same period in 2003. As a percentage of revenues, excluding marketing and reservation fees and hotel operations, total selling, general and administrative expenses were 33.1% for the nine months ended September 30, 2004, compared to 32.4% for 2003. The increase in selling, general and administrative expense reflects increased costs associated with increasing the size of the franchise sales team, franchise sales incentive compensation, costs related to retirement of a board member, adoption of the fair value method of accounting for stock compensation and increased professional fees and other costs related to Sarbanes-Oxley compliance efforts.

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

Total marketing and reservation revenues were $169.1 million and $149.6 million for the nine months ended September 30, 2004 and 2003, respectively. Depreciation and amortization attributable to marketing and reservation activities was $7.2 million and $9.5 million for the nine months ended September 30, 2004 and 2003, respectively. Interest expense attributable to reservation activities was $1.1 million and $0.9 million for the nine months ended September 30, 2004 and 2003, respectively. Marketing and reservation activities generated $18.2 million and $13.4 million of positive operating cash flow for the nine months ended September 30, 2004 and 2003, respectively. As of September 30, 2004 and December 31, 2003, the Company’s balance sheet included a receivable of $21.3 million and $32.4 million, respectively, for marketing and reservation fees. This receivable is recorded as an asset in the financial statements as the Company has the contractual authority to require that the franchisees in the system at any given point repay the Company for any deficits related to marketing and reservation activities. The Company’s current franchisees are legally obliged to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue. The Company has no present intention to accelerate repayment of the deficit from current franchisees.

Other Income and Expenses. Interest expense of $8.3 million for the nine months ended September 30, 2004 is down $0.7 million from $9.0 million in the nine months ended September 30, 2003 due primarily to lower average debt balances during 2004 partially offset by higher effective interest rates on our variable rate credit facilities. The Company’s weighted average interest rate as of September 30, 2004 was 4.17% compared to 3.54% as of September 30, 2003. Other income and expenses includes a loss on extinguishment of debt of approximately $0.7 million attributable to the refinancing of our senior credit facility during the third quarter. Interest and other investment income for the nine months ended September 30, 2003 includes approximately $3.5 million of interest income earned on a note receivable from Sunburst which was repaid in December 2003.

Liquidity and Capital Resources

Net cash provided by operating activities was $75.2 million and $81.7 million for the nine months ended September 30, 2004 and September 30, 2003, respectively. The decrease is attributable to improvements in operating results and cash flows from marketing and reservation activities offset by higher payments related to income taxes.

During 2002 and 2001, the Company realigned its corporate structure to increase its strategic focus on delivering value-added services and support to franchisees, including centralizing the Company’s franchise service and sales operations, consolidating its brand management functions and realigning its call center operations. The Company recorded a $1.6 million restructuring charge in 2002 of which approximately $0.9 million and $0.4 million was paid in 2003 and 2002, respectively. Approximately $0.3 million of the expense was related to stock compensation for terminated employees and was credited directly to additional paid-in capital. The restructuring was initiated and completed in 2002. The Company recorded a $5.9 million restructuring charge in 2001 of which approximately $0.9 million of the expense was related to stock compensation for terminated employees and was credited directly to additional paid-in capital. Through December 31, 2002 the Company paid $4.4 million and during 2003 the Company paid an additional $0.5 million related to this restructuring. As a result of these payments, the Company’s obligations related to the 2001 restructuring were satisfied and approximately $0.1 million was recorded as a reduction of selling, general and administrative expense during the nine months ended September 30, 2003. As of December 31, 2003, the Company’s obligations related to the 2002 and 2001 restructurings were satisfied resulting in no liability remaining at December 31, 2003. During the nine months ended September 30, 2003, the Company paid approximately $0.9 million and $0.5 million related to the 2002 and 2001 restructurings, respectively.

Net cash repayments related to marketing and reservation activities totaled $18.2 million during the nine months ended September 30, 2004 compared to net repayments of $13.4 million during the nine months ended September 30, 2003. The improvement in cash flows attributable to marketing and reservation activities is attributable to cost reductions from restructured operations and growth in fees from operations. The Company expects marketing and reservation activities to generate positive cash flows between $19.0 million and $22.0 million in 2004.

Cash used in investing activities for the nine months ended September 30, 2004 and 2003, was $9.3 million and $11.1 million, respectively. During the nine months ended September 30, 2004 and 2003 capital expenditures totaled $4.3 million and $7.1 million, respectively. Capital expenditures include the installation of system-wide property and yield management systems, upgrades to financial and reservation systems, computer hardware and renovations to the Company’s corporate headquarters.

Financing cash flows relate primarily to the Company’s borrowings under its credit lines, treasury stock purchases and dividends. In June 2001, the Company entered into a five-year $265 million competitive advance and multi-currency credit facility (“Old Credit Facility”). The Old Credit Facility provided for a term loan of $115 million and a revolving credit facility of $150 million. The term loan was scheduled to partially amortize over the three years ending June 30, 2006. The unamortized balance of the term loan and all outstanding revolving loans were scheduled to mature in June 2006. Borrowings under the Old Credit Facility bore interest at one of several rates, at the option of the Company, including LIBOR plus .60% to 2.0%, based upon the credit rating of the Company and the loan type. The Old Credit Facility required the Company to pay annual fees ranging, based upon the credit rating of the Company, between 1/15 of 1% to 1/2 of 1% of the aggregate available commitment under the revolving credit facility.

In July 2004, the Company entered into a $265 million senior unsecured revolving credit facility (the “Revolver”) with a syndicate of lenders. The proceeds from the Revolver were used to refinance and terminate the revolving credit facility and term loan outstanding under the Company’s Old Credit Facility. The Revolver permits the Company to borrow, repay and reborrow revolving loans until the scheduled maturity date in July 2009. Borrowings pursuant to the Revolver bear interest, at one of several rates selected by the Company, based upon the credit rating of the Company and include LIBOR plus 62 ½ basis points to 125 basis points; prime rate; and prime rate minus 175 basis points. In addition, the Company has the option to request participating banks to bid on loan participation at lower rates than those contractually provided by the Revolver. The Revolver requires the Company to pay a commitment fee ranging, based upon the credit rating of the Company, between 12 ½ basis points and 25 basis points of the average daily-unused portion of the aggregate available commitment. The Revolver also provides for the issuance of letters of credit on behalf of the Company. The Revolver includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage. The Revolver restricts the Company’s ability to make certain investments, incur certain debt, and dispose of assets, among other restrictions. As of September 30, 2004, the Company had $199.0 million of revolving loans outstanding pursuant to the Revolver.

The proceeds from the Revolver are used for general corporate purposes, including working capital, debt repayment, stock repurchases and investments.

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

The Company has a line of credit with a bank providing up to an aggregate of $10 million of borrowings which is due upon demand. The line of credit ranks pari-pasu (or equally) with the Revolver and includes customary financial and other covenants that require the maintenance of certain ratios identical to those included in the Company’s Revolver. Borrowings under the line of credit bear interest at rates established at the time of borrowing based on prime minus 175 basis points. As of September 30, 2004, approximately $8.6 million was outstanding pursuant to this line of credit.

As of September 30, 2004, total long-term debt outstanding for the Company was $308.1 million, of which $8.7 million was scheduled to mature in the twelve months ended September 30, 2005.

Through September 30, 2004, the Company had repurchased 31.6 million shares of its common stock at a total cost of $616 million, including 2.3 million shares at a cost of $101.3 million during the nine months ended September 30, 2004. Through November 5, 2004, the Company had repurchased 31.8 million shares of its common stock at a total cost of $628 million. At September 30, 2004, the Company had approximately 33.0 million shares of common stock outstanding.

In the fourth quarter of 2003, we initiated a cash dividend on our common stock. In September 2004, our board of directors declared our fourth quarterly cash dividend in the amount of $0.225 on outstanding shares of common stock which was paid on October 22, 2004 to holders of record on October 8, 2004. This dividend represents a 12.5% increase over the previous quarterly rate of $0.20 and raises the indicated annual divided rate on the Company’s common stock from $0.80 to $0.90 per share. Dividends paid in 2004 were approximately $27.5 million.

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

Stock Compensation.

Effective January 1, 2003, the Company adopted, in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the fair value based method of accounting for stock option awards granted on or after January 1, 2003. No compensation expense related to the grant of stock options under the Company’s stock compensation plans was reflected in net income for any years ended on or before December 31, 2002 because the Company accounted for grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and all stock options granted in those years had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 148 to all stock compensation for the three and nine months ended September 30, 2004 and 2003 is set forth in Note 2 to our consolidated financial statements.

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

At September 30, 2004 and December 31, 2003, the Company had $308.1 million and $246.7 million of debt outstanding at an effective interest rate of 4.2% and 4.3%, respectively. A hypothetical change of 10% in the Company’s effective interest rate from September 30, 2004 levels would increase or decrease annual interest expense by $0.6 million. Prior to scheduled maturities, the Company expects to refinance its long-term debt obligations.

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

An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Incorporated by reference to the description of legal proceedings in the “Commitments and Contingencies” footnote in the financial statements set forth in Part I. “Financial Information.”

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(e) Issuer Purchases of Equity Securities

The following table sets forth purchases of Choice Hotels International, Inc. common stock made by the Company during the nine months ended September 30, 2004, pursuant to a share repurchase program initiated in June 1998.

Month Ending	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2004	214,000	$37.09	214,000	1,809,609
February 29, 2004	257,150	39.56	257,150	1,552,459
March 31, 2004	474,926	44.14	474,926	1,077,533
April 30, 2004	361,502	44.45	361,502	716,031
May 31, 2004	242,100	45.60	242,100	3,473,931	(1)
June 30, 2004	281,200	47.96	281,200	3,192,731
July 31, 2004	252,549	50.05	252,549	2,940,182
August 31, 2004	174,100	51.50	174,100	2,766,082
September 30, 2004	—	—	—	2,766,082

Total	2,257,527	$44.86	2,257,527	2,766,082

(1)	On May 4, 2004, the board of directors increased the number of shares authorized to be repurchased by 3.0 million shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number and Description

Exhibit Number	Description
3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

3.02(a)	Amended and Restated Bylaws of Choice Hotels International, Inc.

4.01(o)	Senior Unsecured Revolving Credit Facility agreement dated July 9, 2004 among Choice Hotels International, Inc., Wachovia Bank, National Association, as Agent for the Lenders

4.02(h)	Registration Agreement dated April 28, 1998 between Choice Hotels International, Inc. and Salomon Brothers, Inc., Bear Stearns & Co. Inc. and Lehman Brothers Inc.

4.03(h)	Indenture dated as of May 4, 1998, by and among the Company, Quality Hotels Europe, Inc., QH Europe Partnership and Marine Midland Bank, as Trustee, with respect to the 7.125% Senior Notes due 2008 of the Company

4.04(h)	Specimen certificate of 7.125% Senior Note due 2008 (Original Note) (Attached as an exhibit to the Indenture set forth as Exhibit 4.03)

4.05(h)	Specimen certificate of 7.125% Senior Note due 2008 (Exchange Note) (Attached as an exhibit to the Indenture set forth as Exhibit 4.03)

4.06(g)	Rights Agreement, dated as of February 19, 1998, between Choice Hotels International, Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent

4.07(k)	Agreement to furnish certain debt agreements

10.01(b)	Amended and Restated Employment Agreement between Choice Hotels International, Inc. and Charles A. Ledsinger, Jr. dated November 13, 2002

10.02(d)	Employment Agreement dated as of October 15, 1997 by and between Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.) and Stewart Bainum, Jr.

10.03(e)	Amended and Restated Employment Agreement dated April 13, 1999 by and between Choice Hotels International, Inc. and Thomas Mirgon

10.04(f)	Choice Hotels International, Inc. Non-Employee Director Stock Option and Deferred Compensation Stock Purchase Plan

10.05(f)	Choice Hotels International, Inc. 1997 Non-Employee Director Stock Compensation Plan

10.06(m)	Choice Hotels International, Inc. 1997 Long-Term Incentive Plan

10.07(i)	Second Amended and Restated Employment Agreement dated April 13, 1999 between Choice Hotels International, Inc. and Michael J. DeSantis

10.08(j)	Commercial Lease dated May 29, 1998 among Columbia Pike I, LLC and Colesville Road, LLC (each an assignee of Manor Care, Inc.) and Choice Hotels International, Inc.

10.09(l)	Employment Agreement dated June 3, 1999 between Choice Hotels International, Inc. and Joseph M. Squeri

10.10(n)	Employment Agreement dated May 3, 2000 between Choice Hotels International, Inc. and Daniel Rothfeld

10.11(n)	Employment Agreement dated August 18, 2000 between Choice Hotels International, Inc. and Wayne Wielgus

10.12(c)	Amended and Restated Supplemental Executive Retirement Plan

10.13(b)	Choice Hotels International, Inc. Executive Deferred Compensation Plan

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Filed herewith
(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Registration Statement on Form S-4, filed August 31, 1998 (Reg. No. 333-62543).

(b)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003.
(c)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, filed April 2, 2001.
(d)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated October 15, 1997, filed on October 29, 1997.
(e)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed on June 4, 1999.
(f)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Registration Statement filed on Form S-8, filed on December 2, 1997 (Reg. No. 333-41357).
(g)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated February 19, 1998, filed on March 11, 1998.
(h)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q filed for the quarterly period ended March 31, 1998, filed on May 15, 1998.
(i)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1998, filed on August 11, 1998.
(j)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 30, 1999.
(k)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004.
(l)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed on August 16, 1999.
(m)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Registration Statement on Form S-8, filed September 30, 1997 (Reg. No. 333-36819).
(n)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 14, 2000.
(o)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed August 6, 2004.

(b) Reports on Form 8-K

The Company filed a report on Form 8-K, dated July 29, 2004, reporting that a press release had been issued reporting the Company’s earnings for the quarter ended June 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

Date: November 8, 2004	By:	/s/ Joseph M. Squeri
Joseph M. Squeri
Executive Vice President and Chief Financial Officer