Form 10-K
period 2004-12-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2005-03-16
CIK 1046311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-13393

CHOICE HOTELS INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	52-1209792
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10750 Columbia Pike, Silver Spring, Maryland	20901
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (301) 592-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes  ☒    No  ☐

The aggregate market value of common stock of Choice Hotels International, Inc. held by non-affiliates was $881,108,152 as of June 30, 2004 based upon a closing price of $50.16 per share.

The number of shares outstanding of Choice Hotels International, Inc.’s common stock at February 28, 2005 was 32,477,686.

DOCUMENTS INCORPORATED BY REFERENCE.

Certain portions of our definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than April 3, 2005, are incorporated by reference under Part III.

CHOICE HOTELS INTERNATIONAL, INC.

Form 10-K

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

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public over the Internet at the SEC’s web site at http://www.sec.gov. Our SEC filings are also available on our website at http://www.choicehotels.com as soon as reasonably practicable following the time that they are filed with or furnished to the SEC. You may also read and copy any document we file with the SEC at its public reference room located at 450 Fifth Street, NW Washington DC 20549. Please call the SEC at (800) SEC-0330 for further information on their public reference room.

RISK FACTORS

Choice Hotels International, Inc. and subsidiaries (together, “Choice” or “the Company”) is subject to various risks, which could have a negative effect on the Company and its financial condition. These risks could cause actual operating results to differ from those expressed in certain “forward looking statements” contained in this Form 10-K as well as in other Company communications. Before you invest in our securities you should carefully consider these risk factors together with all other information included in our publicly filed documents.

We are subject to the operating risks common in the lodging and franchising industries.

A significant portion of our revenue is derived from fees based on room revenues at hotels franchised under our brands. As such, our business is subject, directly or through our franchisees, to the following risks common in the lodging and franchising industry, among others:

•	changes in the number of hotels operating under franchised brands;

•	changes in the relative mix of franchised hotels in the various lodging industry price categories;

•	changes in occupancy and room rates achieved by hotels;

•	desirability of hotel geographic location;

•	changes in general and local economic and market conditions, which can adversely affect the level of business and leisure travel, and therefore the demand for lodging and related services;

•	increases in costs due to inflation may not be able to be totally offset by increases in room rates;

•	over-building in one or more sectors of the hotel industry and/or in one or more geographic regions, could lead to excess supply compared to demand, and to decreases in hotel occupancy and/or room rates;

•	changes in travel patterns;

•	changes in governmental regulations that influence or determine wages, prices or construction costs;

•	other unpredictable external factors, such as acts of god, war, terrorist attacks, epidemics, airline strikes, transportation and fuel price increases and severe weather, may reduce business and leisure travel;

•	increases in the cost of human capital, energy, healthcare, insurance and other operating expenses resulting in lower operating margins;

•	the financial condition of franchisees and travel related companies;

•	franchisors’ ability to develop and maintain positive relations with current and potential franchisees; and,

•	changes in exchange rates or sustained recessionary periods in the U.S. (affecting domestic travel) and internationally could also unfavorably impact future results.

We are subject to risks relating to acts of God, terrorist activity, epidemics and war.

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

Our operational and growth prospects depend on the strength and desirability of our brands. We believe that hotel operators choose lodging franchisors based primarily on the value and quality of each franchisor’s brand and services, the extent to which affiliation with that franchisor may increase the hotel operator’s reservations and profits, and the franchise fees charged. Demographic, economic or other changes in markets may adversely affect the desirability of the Choice brands and, correspondingly, the number of hotels franchised under the Choice brands.

We compete with other lodging companies for franchisees. As a result, the terms of new franchise agreements may not be as favorable as our current franchise agreements. Our competition may reduce fee structures, potentially causing us to charge lower fees, which may impact our margins. New competition may emerge using different business models with a lesser reliance on franchise fees. In addition, an excess supply of hotel rooms may discourage potential franchisees from constructing new hotels, thereby limiting a source of growth of the franchise fees received by us.

We may not achieve our objectives for growth in the number of franchised hotels.

The number of properties and rooms franchised under our brands significantly affects our results. There can be no assurance that we will be successful in achieving our objectives with respect to growing the number of franchised hotels in our system or that we will be able to attract qualified franchisees. The growth in the number of franchised hotels is subject to numerous risks, many of which are beyond the control of our franchisees or us. Among other risks, the following factors affect our ability to achieve growth in the number of franchised hotels.

•	the ability of our franchisees to open and operate additional hotels profitably. Factors affecting the opening of new hotels, or the conversion of existing hotels to a Choice brand, include, among others:

•	the availability of hotel management, staff and other personnel;

•	the cost and availability of suitable hotel locations;

•	the availability and price of capital to allow hotel owners and developers to fund investments;

•	cost effective and timely construction of hotels (which construction can be delayed due to, among other reasons, labor disputes, local zoning and licensing matters, and weather conditions); and

•	securing required governmental permits.

•	our ability to continue to enhance our reservation, operational and service delivery systems to support additional franchisees in a timely, cost-effective manner;

•	the effectiveness and efficiency of our development organization;

•	our failure to introduce new brands that gain market acceptance, may adversely impact our unit growth potential;

•	our dependence on our independent franchisees’ skills and access to financial resources necessary to open the desired number of hotels; and,

•	our ability to attract and retain qualified domestic and international franchisees.

Contract terms for new hotel franchises may be less favorable.

The terms of the franchise agreements for new or conversion hotels are influenced by contract terms offered by our competitors at the time these agreements are entered into. Accordingly, we cannot assure you that contracts for new hotel franchises entered into or renewed in the future will be on terms that are as favorable to us as those under our existing agreements.

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

A growing percentage of our hotel rooms are booked through internet travel intermediaries. If such bookings continue to increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us or our franchisees. Moreover, some of these internet travel intermediaries are attempting to commoditize hotel rooms, by increasing the importance of price and general indicators of quality at the expense of brand identification. These intermediaries hope that consumers will eventually develop brand loyalties to their reservations systems rather than to our lodging brands. If this happens our business and profitability may be significantly harmed. We have established preferred partner agreements with many key third party websites to limit transaction fees for hotels but we currently do not have agreements with several large internet travel intermediaries.

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

The lodging industry depends upon the use of sophisticated technology and systems including technology utilized for reservation systems, property management, procurement, operation of our customer loyalty programs and administrative systems. The operation of many of these systems is dependent upon third party data communication networks and software upgrades, maintenance and support. These technologies can be expected to require refinements and there is the risk that advanced new technologies will be introduced. There can be no assurance that as various systems and technologies become outdated or new technology is required we will be able to replace or introduce them as quickly as our competitors or within budgeted costs for such technology. There can be no assurance that we will achieve the benefits that may have been anticipated from any new technology or system. Further, there can be no assurance that disruptions of the operation of these systems will not occur as a result of failures related to third party systems and support.

Our international operations are subject to special political and monetary risks.

We have franchised properties open and operating in more than 40 countries and territories outside of the United States. We also have investments in several foreign hotel franchisors. International operations generally are subject to political and other risks that are not present in U.S. operations. These risks include the risk of war or civil unrest, expropriation and nationalization. In addition, some international jurisdictions restrict the repatriation of non-U.S. earnings. Various international jurisdictions also have laws limiting the right and ability of non-U.S. entities to pay dividends and remit earnings to affiliated companies unless specified conditions have been met. In addition, sales in international jurisdictions typically are made in local currencies, which subjects us to risks associated with currency fluctuations. Currency devaluations and unfavorable changes in international monetary and tax policies could have a material adverse effect on our profitability and financing plans, as could other changes in the international regulatory climate and international economic conditions.

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

While our senior debt is currently rated investment grade by both of the major rating agencies, there can be no assurance we will be able to maintain this rating. In the event our senior debt is not investment grade, we would likely incur higher borrowing costs.

Anti-takeover provisions may prevent a change in control.

Our restated certificate of incorporation, the staggered terms of our board of directors and the Delaware General Corporation Law each contain provisions that could have the effect of making it more difficult for a party to acquire, and may discourage a party from attempting to acquire, control of our Company without approval of our board of directors. These provisions could discourage tender offers or other bids for our common stock at a premium over market price.

The concentration of share ownership may influence the outcome of certain matters.

The concentration of share ownership by our directors and affiliates allows them to substantially influence the outcome of matters requiring shareholder approval. As a result, acting together, they may be able to control or substantially influence the outcome of matters requiring approval by our shareholders, including the elections of directors and approval of significant corporate transactions, such as equity compensation plans.

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

Failure to comply with Sarbanes-Oxley Act could impact our business.

There can be no assurance that the periodic evaluation of our internal controls required by Section 404 of the Sarbanes-Oxley Act will not result in the identification of significant control deficiencies or that our auditors will be able to attest to the effectiveness of our internal control over financial reporting. Failure to comply may have consequences on our business including, but not limited to, increased risks of financial statement misstatements, SEC sanctions and negative capital market reactions.

We are subject to certain risks related to litigation filed by or against us.

We cannot predict with certainty the cost of defense, the cost of prosecution or the ultimate outcome of litigation filed by or against us, including, remedies or damage awards. This litigation may include, but is not limited to, actions or negligence by franchisees outside of our control. We are not liable for the actions of our franchisees; however, there is no guarantee that we would be insulated from liability in all cases.

Disruption or malfunction in our information systems could adversely affect our business.

Our information technology system is vulnerable to damage or interruption from:

•	earthquakes, fires, floods and other natural disasters;

•	power losses, computer systems failures, internet and telecommunications or data network failures, operator negligence, improper operation by or supervision of employees, physical and electronic losses of data and similar events; and

•	computer viruses, penetration by individuals seeking to disrupt operations or misappropriate information and other breaches of security.

We rely on this system to perform functions critical to our ability to operate, including our central reservation systems. Accordingly, an extended interruption in the systems’ function could significantly curtail, directly and indirectly, our ability to conduct our business and generate revenue.

The weakening of our intellectual property could impact our business.

Our intellectual property is fundamental to our brands and our franchising business. We generate, maintain, utilize and enforce a substantial portfolio of trademarks and other intellectual property rights. We use our intellectual property rights to protect development activities, to protect our good name, to promote our brand name recognition, to enhance our competitiveness and to otherwise support our business goals and objectives. Our intellectual property rights, however, may be challenged, cancelled, invalidated or circumvented, or may fail to provide us with significant competitive advantages.

Item 1.    Business.

Reference is made to the consolidated financial statements included in Item 8 of this annual report on Form 10-K for the financial information required to be included herein.

Overview

Choice Hotels International, Inc. and subsidiaries (together the “Company” or “Choice”) is one of the largest hotel franchisors in the world with 4,977 hotels open and 569 hotels under development as of December 31, 2004, representing 403,806 rooms open and 45,167 rooms under development in 49 states and more than 40 countries and territories outside the United States. Choice franchises lodging properties under the proprietary brand names (the “Choice brands”): Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Cambria Suites® and Flag Hotels®. We operate in a single reportable segment encompassing our franchising business. The Company’s franchises operate in 49 states and more than 40 countries and territories outside the United States. Approximately 95% of the Company’s 2004 and 2003 revenues were generated from hotels franchised in the United States.

As a lodging franchisor, Choice has relatively low capital expenditure requirements. Our direct lodging property real estate exposure is limited to three company-owned MainStay Suites® hotels. With a focus on hotel franchising instead of ownership, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our business provides opportunities to improve operating results by increasing the number of franchised properties resulting in increased initial fee revenue; ongoing royalty fees and partner services revenues. In addition to these revenues, we also collect marketing and reservation fees to support centralized marketing and reservation activities for the franchise system.

The principal factors that affect the Company’s results are: the number and relative mix of franchised hotels; growth in the number of hotels under franchise; occupancy and room rates achieved by the hotels under franchise; the effective royalty rate achieved; and our ability to manage costs. The number of rooms at franchised properties and occupancy and room rates at those properties significantly affect the Company’s results because our fees are based upon room revenues at franchised hotels. The key industry standard for measuring hotel-operating performance is revenue per available room (“RevPAR”), which is calculated by multiplying the percentage of occupied rooms by the average daily room rate realized. Our variable overhead costs associated with franchise system growth have historically been less than incremental royalty fees generated from new franchises. Accordingly, continued growth of our franchise business should enable us to realize benefits from the operating leverage in place and improve operating results.

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

The Lodging Industry(1)

Companies participating in the lodging industry primarily do so through a combination of one or more of the three primary lodging industry activities: ownership, franchising and management. A company’s relative reliance on each of these activities determines which drivers most influence its profitability.

•	Ownership requires a substantial capital commitment and involves the most risk but offers high returns due to the owner’s ability to influence margins by driving revenue per available room (“RevPAR”) and managing operating expenses. The ownership model has a high fixed-cost structure that results in a high degree of financial leverage. As a result, profits escalate rapidly in a lodging up-cycle but erode quickly in a downturn as costs rarely fall as fast as revenue. Profits from an ownership model increase at a greater rate from RevPAR growth attributable to average daily rate (“ADR”) growth, versus occupancy gains since there are more incremental costs associated with higher guest volumes compared to higher pricing.

•	Franchisors license their brands to a hotel owner, giving the hotel the right to use the brand name, logo, operating practices, and reservations systems in exchange for a fee and an agreement to operate the hotel in accordance with the brand standards. Under a typical franchise agreement, the hotel pays the franchisor an initial fee, a percentage-of-revenue royalty fee and a marketing/reservation reimbursement. A franchisor’s revenues are dependent on the number of rooms in its system and the top-line performance of those hotels. Earnings drivers include RevPAR increases and unit growth. Franchisors enjoy significant operating leverage in their business model since it costs little to add a new hotel franchise to an existing system. Franchisors normally benefit from higher industry supply growth, because the benefits of unit growth usually outweigh lower RevPAR resulting from excess supply. As a result, franchisors benefit from both RevPAR growth and supply increases which aid in reducing the impact of lodging industry economic cycles.

(1)	Certain industry statistics included in this section, such as the number of hotel rooms, number of affiliated and non-affiliated rooms, US Lodging Industry Trends From 1996 – 2004, etc. were obtained from Smith Travel Research.

•	Management companies operate hotels for owners that do not have the expertise and/or the desire to self-manage. These companies collect management fees predominately based on revenues earned and/or profits generated. Similar to franchising activities, the key drivers of revenue based management fees are RevPAR and unit growth and similar to ownership activities, profit based fees are driven by improved hotel margins and RevPAR growth.

The lodging industry has historically experienced economic cycles reflected in positive and negative operating performance for various periods of time. Positive cycles are characterized as periods of sustained occupancy growth. These cycles usually continue until the economy sustains a prolonged downturn, excess supply conditions exist or some external factor occurs such as war, terrorism or natural resource shortages. Recovery in the industry usually begins with an increase in occupancy followed by hoteliers increasing their room rates. As occupancies and rates continue to improve, growth stabilizes and demand begins to exceed room supply. These pressures result in increased hotel development.

The hotel industry posted positive and consistent RevPAR growth from the mid-1990’s until 2000 as the industry was able to increase its ADR at a pace faster than the increase in the Consumer Price Index (“CPI”), a common measure of inflation published by the US Department of Labor. The following chart demonstrates these trends:

US Lodging Industry Trends — 1996 - 2004

Year	Occupancy Rates	Average Daily Room Rates (ADR)	Increase in ADR Versus Prior Year	Increase in CPI Versus Prior Year	Revenue Per Available Room (RevPAR)	Profits (in billions)	New Rooms Added
1996	65.0%	$70.81	7.6%	2.9%	$46.06	$12.5	101,000
1997	64.5%	$75.16	6.1%	1.9%	$48.50	$17.0	128,000
1998	64.0%	$78.62	4.6%	2.3%	$50.29	$22.0	143,000
1999	63.3%	$81.27	3.4%	2.7%	$51.44	$23.0	143,148
2000	63.5%	$85.24	4.9%	3.4%	$54.13	$24.0	121,476
2001	60.1%	$84.85	-0.5%	2.9%	$50.99	$16.7	101,279
2002	59.2%	$83.15	-2.0%	1.6%	$49.22	$16.1	86,366
2003	59.1%	$83.19	0.1%	2.3%	$49.20	$15.0	65,876
2004	61.3%	$86.41	3.9%	2.7%	$52.93	$17.0	55,245

However, due to the economic recession, which began to affect the lodging industry during 2001, coupled with the terrorist attacks of September 11, 2001, industry profits and RevPAR declined between 2001 and 2003. Nonetheless, the industry remained profitable through this period.

In 2004, the resumption of economic growth has increased lodging demand and occupancy rates. This, coupled with the relatively slow growth in hotel supply, has allowed hotels to aggressively raise room rates. These factors have resulted in annual RevPAR growth in 2004 for the first time since the year 2000.

Hotel room supply growth is cyclical as hotel construction responds to interest rates, capital availability and industry fundamentals. Historically, the industry added hotel rooms to its inventory through new construction due largely to a favorable lending environment that encouraged hotel development. This resulted in an over supply of rooms which, coupled with the decrease in industry performance between 2001 and 2003, has led to reduced hotel development. We believe that development of newly constructed hotels will not fully recover until economic gains and lodging trend improvements are sustained.

As a franchisor, we are well positioned in any stage of the lodging cycle. We benefit from both the RevPAR gains typically experienced in the early stage of recovery, as our revenues are based on our franchisees’ gross room revenues, and the supply growth normally noted in the later stages as we increase our portfolio size. During lodging cycle downturns, we benefit from the conversion of independent and other hotel chain affiliates into our system in an effort to improve their performance.

Hotels are broadly segmented into two categories: full-service and limited service. Full-service hotels generally offer food and beverage (F&B) facilities and/or meeting facilities. Limited-service hotels, usually offer only rooms, although some offer modest F&B (e.g. breakfast buffets) and/or small meeting rooms. Full-service hotels are generally larger, command higher room rates, and generate higher profits, although overall margins are lower because F&B is a lower-margin business. The lodging industry can be further divided into chain scale segments or groupings of generally competitive brands as follows:

Chain Scale	Brand Examples	Room Count	% of Total	Avg. Hotel Size
Luxury	Four Seasons, Ritz Carlton	75,760	1.7%	320
Upper Upscale	Marriott, Hilton, Sheraton	526,336	11.7%	386
Upscale	Hilton Garden Inn, Courtyard, Residence Inn	372,523	8.3%	158
Midscale w/ F&B	Quality, Clarion, Holiday Inn, Best Western, Ramada	584,145	13.0%	125

Sub-Total Full Service		1,558,764	34.7%	181

Midscale w/o F&B	Comfort, La Quinta, Baymont Inn, Hampton Inn	618,848	13.7%	89
Economy	Econo Lodge, Days Inn, Super 8, Red Roof Inn	773,875	17.2%	78

Sub-Total Limited Service		1,392,723	30.9%	82

Independents		1,550,920	34.4%	66

Total all Hotels		4,502,407	100.0%	92

Source:	Smith Travel Research (December 2004)

Recently, independent operators of hotels not owned or managed by major lodging companies have increasingly joined national hotel franchise chains as a means of remaining competitive with hotels owned by or affiliated with national lodging companies. Over the past 14 years, the industry has seen a significant movement of hotels from independent to chain affiliation, with affiliated hotels increasing from 46% of the market in 1990 to 66% of the market in 2004. Because a significant portion of the costs of owning and operating a hotel are generally fixed, increases in revenues generated by affiliation with a franchise lodging chain can improve a hotel’s financial performance.

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

Choice’s Franchising Business

Choice operates primarily as a hotel franchisor offering 8 brands. Our Clarion® and Quality® brands compete primarily in the full service midscale with food and beverage segment; our Comfort Inn®, Comfort Suites®, Sleep Inn®, and Mainstay Suites® brands compete primarily in the limited service midscale without food & beverage segment; and our Econo Lodge® and Rodeway Inn® brands compete primarily in the economy segment. In January 2005, we introduced a new brand, Cambria Suites®, that will compete in the upscale segment.

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

Our fee stream depends on the number of rooms in our system and the gross room revenues generated by our franchisees. We enjoy significant operating leverage since the variable operating costs associated with our franchise system growth have historically been less than incremental royalty fees generated from new franchisees. Our business is well positioned in the lodging market since we benefit from both RevPAR growth and new hotel construction.

Our various brand offerings position us well within the lodging market. Our Cambria Suites®, Comfort Inn®, Comfort Suites®, Sleep Inn® and Mainstay Suites® are new build brands which offer hotel developers an array of choices in the upscale and midscale segments during periods of unit supply growth, while our Clarion®, Quality®, Econo Lodge® and Rodeway Inn® brands offer conversion opportunities to independent operators who desire to affiliate with a brand and take advantage of the services a franchisor has to offer.

Strategy. Our vision is to generate the highest return on investment of any hotel franchise. Our business strategy is to create franchise system growth by leveraging Choice’s large and well-known hotel brands, franchise sales capabilities, effective marketing and reservation delivery efforts, RevPAR enhancing services and technology, and financial strength created by our significant free cash flow. We believe our brands’ growth will be driven by our ability to create a compelling return on investment for franchisees. Our strategic objective is to improve our franchisee’s profitability by providing services, which increase business delivery, reduce operating and development costs for our franchisees, and/or improve guest satisfaction. Specific elements of our strategy include: build strong brands, deliver exceptional services, reach more consumers and leverage size, scale and distribution that reduce costs for hotel owners.

Build Strong Brands. Each of our brands has particular attributes and strengths, including awareness with both consumers and developers. Our strategy is to utilize the strengths of each brand for both unit growth and RevPAR gains that create revenue growth. We believe brand consistency, quality and guest satisfaction are critical in improving brand performance and building strong brands.

We have multiple brands that are positioned to meet the needs of many types of guests, and can be developed at various price points and applied to both new and existing hotels. This ensures that we have brands suitable for creating unit growth in various types of markets, with various types of customers, and during both industry contraction and growth cycles. During times of lower industry supply growth and tighter capital markets, we can target conversions of existing non-Choice affiliated hotels seeking the awareness and proven performance provided by our brands. During periods of strong industry supply growth, we expect a greater portion of our unit growth to come from our new construction brands. We believe that a large number of markets can still support our hotel brands, and the growth potential for our brands as well as new brands we may introduce remain strong.

We believe each of our brands appeals to targeted hotel owners and guests because of unique brand standards, service levels and pricing.

Deliver Exceptional Services. We provide a combination of services and technological products to help our franchisees improve performance. We have approximately 80 field services staff members located nationwide that help franchisees improve RevPAR performance and guest satisfaction. In addition, we provide our franchisees with technology products designed to improve property level performance. These services and products promote revenue gains for franchisees and translate into both higher royalties for Choice and improved returns for owners, leading to further unit growth by making Choice brands attractive to franchisees. We develop our services based on customer needs and focus on activities that generate high return on investment for our customers.

Reach More Consumers. We believe hotel owners value the large volume of guests we deliver through corporate and brand marketing, reservations, key account sales, and Choice’s loyalty programs, Choice Privileges® and EA$Y Choice®. Our strategy is to maximize the effectiveness of these activities in delivering both leisure and business travelers to Choice-branded hotels.

Choice will continue to increase awareness of its brands through its multi-branded national marketing campaign which features re-imaged signs, our “We’ll See You There” tagline and our loyalty program promotions (e.g. “Stay twice, earn a free night”). This campaign is intended to generate the most compelling message in the limited service segment and utilize Choice’s significant size to create even greater awareness for our brands. Local and regional co-op marketing campaigns will continue to leverage the national marketing programs to drive business to Choice properties at a local level. We expect our efforts at marketing directly to guests will continue to be enhanced through the use of our customer relationship management technology. Our continued focus on overall brand quality coupled with our marketing initiatives is designed to stimulate room demand for our franchised hotels through improved guest awareness and satisfaction.

Our central reservations system is a critical technology used to deliver guests to our franchisees through multiple channels, including our call centers and proprietary websites, and global distribution systems (e.g., SABRE, Amadeus, and internet distribution sites). We believe our well-known brands, combined with our ability to partner with many internet distribution web sites benefits our franchisees, by facilitating increased rate and reservations delivery, and reducing costs and operational complexity.

Leverage Size, Scale and Distribution. We continually focus on identifying methods for utilizing the significant number of hotels in our system to reduce costs and increase returns for our franchisees. For example, we create partnerships with endorsed vendors to: (i) make low-cost products available to our franchisees; (ii) streamline the purchasing process through the use of effective purchasing technology; and (iii) maintain brand standards and consistency. We plan to expand this business and identify new methods for decreasing hotel-operating costs by increasing penetration internally, creating new vendor relationships, and identifying opportunities for external growth. We believe our efforts to leverage Choice’s size, scale and distribution benefit the Company by enhancing brand quality, creating partner services revenues and improving our franchisees returns.

Franchise System

Our franchises operate domestically under one of eight Choice brand names: Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Sleep Inn®, Econo Lodge®, Rodeway Inn® and MainStay Suites®. The following table presents key statistics related to our domestic franchise system over the five fiscal years ended December 31, 2004.

COMBINED DOMESTIC FRANCHISE SYSTEM

	As of and For the Year Ended December 31,
	2000	2001	2002	2003	2004
Number of properties, end of period	3,244	3,327	3,482	3,636	3,834
Number of rooms, end of period	265,962	270,514	282,423	294,268	309,586
Royalty fees ($000)	$131,702	$133,244	$135,381	$141,150	$155,915
Average royalty rate(1)	3.85%	3.95%	3.97%	4.01%	4.04%
Average occupancy percentage	59.8%	57.5%	55.6%	54.7%	56.6%
Average daily room rate (ADR)	$61.45	$62.31	$61.96	$62.53	$63.56
Revenue per available room (RevPAR)(2)	$36.72	$35.83	$34.48	$34.21	$35.95

(1)	Represents domestic royalty fees as a percentage of aggregate gross room revenues of all domestic Choice brand franchised hotels.
(2)	The Company calculates RevPAR based on information reported to the Company on a timely basis by franchisees.

Approximately 95% of our 2004 and 2003 total revenues were generated from hotels franchised in the United States. Consequently, our description of our franchise system is primarily focused on the domestic operations. Currently, no individual franchisee or international master franchisee accounts for 5% or more of Choice’s royalty revenues or total revenues.

Brand Positioning

Our brands offer consumers and developers a wide range of choices from economy hotels to lower upscale, full service properties. Our domestic brands are as follows:

Comfort: Comfort Inn hotels operate in the mid-scale without food and beverage segment. One of the original brands in the limited service segment, Comfort has built a reputation for consistent high-value accommodations for both business and leisure travelers. Principal competitor brands include Holiday Inn Express, Fairfield Inn and Country Inn & Suites.

Comfort Suites hotels operate in the upper portion of the mid-scale without food and beverage segment. Established in 1986 as an extension of the highly regarded Comfort Inn brand, Comfort Suites feature oversized, comfortable rooms at mid-priced rates. The brand competes with Hampton Inn, Holiday Inn Express, Fairfield Inn and Country Inn & Suites.

Quality: Quality Inn hotels have offered efficient and personable service and clean accommodations since 1968 in the midscale segment. Amenities and services typically include complimentary continental breakfast, “Quality Sleeper” by Serta mattresses, swimming pools and/or exercise rooms, free USA today or Wall Street Journal newspaper and meeting or event space. Principal competitor brands include Best Western, Ramada, Howard Johnson and Holiday Inn.

Clarion: Clarion hotels are full-service hotels competing in the mid-scale hotel category. The brand offers upscale lodging at an affordable price. Providing a full spectrum of superior facilities and amenities, which include restaurant, conference or banquet facilities, 24-hour business center, swimming pool or exercise room, guest laundry, room service and bell service. Principal competitor brands include Sheraton Four Points, Holiday Inn Select, Radisson and Doubletree.

Sleep Inn: Sleep Inn is a new construction brand that operates in the mid-scale without food & beverage category. Sleep delivers one of the most consistent product offerings in the segment, which targets both business and leisure travelers. Sleep competes with Baymont, Amerihost, La Quinta and Fairfield Inn.

Mainstay Suites: Mainstay Suites hotels compete in the mid-scale extended stay category. Complete with a residential feel and value-added amenities, the Mainstay brand is designed for professionals on extended assignments. All guestrooms feature fully equipped kitchens with a two-burner range, dishes, utensils, dishwasher, sink with disposal, microwave, and full size refrigerator. All rooms have a sleeper sofa, large work area with ergonomic chair and large walk-in closets. Mainstay competes directly with Studio Plus, Homestead Studio Suites, Sierra Suites, and Candlewood Suites.

Econo Lodge: Econo Lodge is a leading economy segment chain, which offers clean, attractive lodging for value-oriented travelers. Breakfast by Econo LodgeSM, free local calls, and free premium channels are just some of the amenities that position Econo Lodge as a great value in the economy segment. Principal competitor brands are Days Inn, Super 8, Motel 6, and Travelodge.

Rodeway: Rodeway Inn is a leading budget segment chain, which offers clean, affordable lodging for savings-oriented travelers. With “Always Fresh…Rodeway®” breakfast and a free newspaper, Rodeway is well positioned to offer savings for the budget-minded traveler. Principal competitor brands are Best Value Inn, Knights Inn and Budget Host.

Cambria Suites: Cambria Suites is an upscale select service hotel chain with an upscale image and distinctive styling. Cambria offers well-appointed suites that emulate the “best of a modern home.” In-room amenities include luxury bedding, stereo with CD player, cordless phone and mini-refrigerator with microwave. Principal competitor brands include Marriott Courtyard and Hilton Garden Inn. The Cambria Suites brand was launched in January 2005.

The following table presents key statistics related to the domestic system for each of our brands over the five fiscal years ended December 31, 2004.

	As of and For the Year Ended December 31,
	2000	2001	2002	2003	2004
COMFORT DOMESTIC SYSTEM
Number of properties, end of period	1,568	1,621	1,707	1,783	1,821
Number of rooms, end of period	122,761	126,998	134,326	140,416	143,007
Royalty fees ($000)	$75,968	$78,690	$81,390	$85,998	$94,801
Average occupancy percentage	63.7%	61.3%	59.7%	58.8%	60.9%
Average daily room rate (ADR)	$63.77	$65.30	$65.18	$65.92	$67.34
RevPAR	$40.60	$40.01	$38.93	$38.79	$41.04
QUALITY DOMESTIC SYSTEM
Number of properties, end of period	436	430	455	508	576
Number of rooms, end of period	49,191	48,014	48,472	52,766	58,785
Royalty fees ($000)	$21,753	$20,605	$19,658	$20,221	$22,821
Average occupancy percentage	57.6%	55.3%	52.0%	51.6%	54.1%
Average daily room rate (ADR)	$64.05	$64.72	$63.82	$64.19	$63.62
RevPAR	$36.86	$35.80	$33.16	$33.14	$34.41
CLARION DOMESTIC SYSTEM
Number of properties, end of period	114	119	132	138	158
Number of rooms, end of period	18,537	18,032	20,006	20,737	23,652
Royalty fees ($000)	$7,796	$7,189	$7,479	$7,534	$8,375
Average occupancy percentage	58.8%	54.3%	51.8%	49.2%	51.1%
Average daily room rate (ADR)	$81.37	$78.14	$73.88	$72.27	$72.37
RevPAR	$47.86	$42.46	$38.26	$35.55	$36.97
SLEEP DOMESTIC SYSTEM
Number of properties, end of period	261	285	301	309	311
Number of rooms, end of period	20,158	21,945	23,061	23,678	23,766
Royalty fees ($000)	$8,713	$9,635	$10,258	$10,856	$12,387
Average occupancy percentage	59.6%	57.5%	56.8%	57.5%	59.5%
Average daily room rate (ADR)	$55.82	$57.02	$57.36	$58.01	$59.50
RevPAR	$33.25	$32.79	$32.57	$33.33	$35.42
MAINSTAY DOMESTIC SYSTEM
Number of properties, end of period	34	39	40	26	27
Number of rooms, end of period	3,099	3,410	3,445	2,063	2,150
Royalty fees ($000)	$586	$853	$970	$980	$1,163
Average occupancy percentage	70.0%	65.8%	67.9%	62.9%	62.2%
Average daily room rate (ADR)	$63.69	$64.09	$61.50	$61.50	$61.09
RevPAR	$44.59	$42.20	$41.77	$38.70	$37.97
ECONO LODGE DOMESTIC SYSTEM
Number of properties, end of period	684	691	715	734	781
Number of rooms, end of period	42,611	42,936	44,522	45,420	48,301
Royalty fees ($000)	$14,490	$14,100	$13,664	$13,644	$14,255
Average occupancy percentage	52.9%	51.4%	49.4%	47.5%	48.2%
Average daily room rate (ADR)	$46.33	$47.30	$47.36	$47.88	$48.92
RevPAR	$24.51	$24.30	$23.38	$22.76	$23.57
RODEWAY DOMESTIC SYSTEM
Number of properties, end of period	147	142	132	138	160
Number of rooms, end of period	9,605	9,179	8,591	9,188	9,925
Royalty fees ($000)	$2,391	$2,171	$1,962	$1,917	$2,114
Average occupancy percentage	50.3%	47.2%	45.5%	44.8%	48.7%
Average daily room rate (ADR)	$48.25	$48.94	$49.00	$49.84	$52.33
RevPAR	$24.25	$23.11	$22.29	$22.32	$25.49

The following table presents key worldwide system size statistics as of and for the year ended December 31, 2004.

	Open and Operational		Under Development		Additions	Repositionings	Terminations
	Hotels	Rooms	Hotels	Rooms
Comfort	2,415	182,038	272	20,855	132	(3)	(80)
Quality	966	98,431	102	9,388	132	28	(72)
Clarion	226	33,662	23	2,777	46	1	(21)
Sleep Inn	325	25,015	57	3,991	12	—	(9)
Mainstay Suites	27	2,150	24	1,763	1	—	—
Econo Lodge	823	50,479	67	4,557	75	3	(33)
Rodeway Inn	164	10,139	24	1,836	45	(1)	(22)
Flag Hotels	31	1,892	—	—	—	(28)	(39)

TOTALS	4,977	403,806	569	45,167	443	—	(276)

International Franchise Operations

We conduct our international franchise operations through a combination of master franchising, direct franchise agreements, and investments in non-domestic lodging franchise companies. The use of our brands by third parties in foreign countries are governed by master franchising agreements which generally provide the master franchisee with the right to use our brands in a specific geographic region, usually for a fee.

Outside the United States franchise branding is much less prevalent, and most markets are served primarily by independent operators. We believe that chain affiliation will increase in international markets as local economies grow and hotel owners seek the economies of centralized reservations systems and marketing programs.

As of December 31, 2004, we had 1,143 franchise hotels open and operating in more than 40 countries and territories outside of the United States. The following chart summarizes our franchise system outside of the United States.

COMBINED INTERNATIONAL FRANCHISE SYSTEM(1)

	As of and For the Year Ended December 31,
	2000	2001	2002	2003	2004
Number of properties, end of period	1,148	1,218	1,182	1,174	1,143
Number of rooms, end of period	84,389	92,035	91,299	94,350	94,220
Royalty fees ($000)	$5,286	$5,215	$6,335	$9,239	$10,087

(1)	Reporting of operating statistics (e.g. average occupancy percentage and average daily room rate) of international franchisees is not required by all master franchise contracts, thus these statistics and RevPAR are not presented for international franchisees.

Europe. Through our relationships with C.H.E. Group PLC (“CHE”) and Choice Hotels Scandinavia (“CHS”), we are one of the largest branded hotel chains in Europe. As of December 31, 2004, CHE’s portfolio consisted of 333 properties, which were owned, managed or franchised. The master franchise agreement with CHE expires in January 2008, subject to certain renewal rights of CHE. We currently assess only a reservation fee to the properties in CHE’s portfolio. Beginning in January 2006, we will begin to assess royalty and marketing fees as well as the current reservation fees. CHS had 139 open properties at December 31, 2004. The master franchise agreement with CHS expires in November 2014, but may be terminated in November 2009 by either CHS or Choice.

Canada. We conduct our operation in Canada through Choice Hotels Canada, Inc. (“CHC”) a joint venture owned 50% by us and 50% by InnVest Real Estate Investment Trust. CHC is one of the largest lodging organizations in Canada with 257 franchised properties open as of December 31, 2004.

Australia. In July 1998, we entered into a strategic alliance with Flag International Limited (“FIL”). Pursuant to the strategic alliance, a subsidiary of FIL, Choice Hotels Australasia Pty. Ltd. (formerly know as Flag Choice Hotels) (“Flag”), was formed to conduct franchise operations in Australia. On July 1, 2002, the Company acquired a controlling 55% interest in Flag (the “Flag Transaction”). Flag, based in Melbourne, Australia, is a franchisor of certain hotel brands in Australia, American Samoa, Fiji and New Zealand and Papua New Guinea. The acquisition of a controlling interest in Flag gave the Company the ability to control the Choice and Flag brands in Australia, Fiji and Papua New Guinea and the Flag brand in New Zealand. In February 2003, the Company completed the purchase of the remaining 45% interest in Flag at which time Flag became a wholly owned subsidiary. In September 2003, our master franchise agreement with a third party that included the right to franchise the Choice brands in New Zealand was terminated. At that time, Flag obtained the rights to the Choice brands in New Zealand.

As of December 31, 2004, Flag had 278 franchised properties opened under the Choice brands and 31 franchised hotels under the Flag brand in Australia, American Samoa, New Zealand and Papua New Guinea.

Mexico. During 2004, we established a wholly owned subsidiary Choice Hotels Mexico S. de R.L. de C.V. (“CHM”) to begin direct franchising operations in Mexico. CHM is focused on establishing Clarion®, Quality® and Comfort® brands through conversions of high quality unbranded hotels in Mexico. At December 31, 2004, CHM had executed one franchise agreement and had one property open and operating.

Other International Relationships. We have various master franchise and area representative arrangements in place with local hotel management and franchising companies doing business in South America, India, Central America, Japan and Indonesia. In addition, the Company has direct franchise relationships with properties in the Caribbean, Malaysia, China, Lebanon and Thailand.

The following table summarizes Choice’s non-domestic franchise system as of December 31, 2004:

	Comfort	Quality	Clarion	Sleep	Econo Lodge	Rodeway	Flag	Total
American Samoa	—	1	—	—	—	—	—	1
Australia	172	72	16	—	—	—	7	267
Austria	1	1	—	—	—	—	—	2
Belgium	2	—	—	—	—	—	—	2
Brazil	16	17	3	3	—	—	—	39
Canada	138	60	10	3	42	4	—	257
China	1	—	1	—	—	—	—	2
Costa Rica	1	—	1	—	—	—	—	2
Czech Republic	1	1	—	—	—	—	—	2
Denmark	7	6	3	—	—	—	—	16
Dominican Republic	—	1	1	—	—	—	—	2
El Salvador	3	—	—	—	—	—	—	3
Estonia	1	—	—	—	—	—	—	1
Finland	2	3	—	—	—	—	—	5
France	102	31	5	—	—	—	—	138
Germany	21	22	2	—	—	—	—	45
Guatemala	—	—	1	—	—	—	—	1
Honduras	—	—	2	—	—	—	—	2
India	8	11	—	—	—	—	—	19
Indonesia	1	5	—	—	—	—	—	6
Ireland	2	10	3	—	—	—	—	15
Italy	6	6	1	—	—	—	—	13
Japan	16	2	1	3	—	—	—	22
Lebanon	—	1	—	—	—	—	—	1
Lithuania	—	1	—	—	—	—	—	1
Malaysia	—	2	—	—	—	—	—	2
Mexico	1	—	—	—	—	—	—	1
New Zealand	8	9	—	—	—	—	19	36
Norway	20	39	8	—	—	—	—	67
Papua New Guinea	—	—	—	—	—	—	5	5
Portugal	6	6	1	—	—	—	—	13
Singapore	—	1	1	—	—	—	—	2
Spain	4	4	4	—	—	—	—	12
Sweden	19	28	2	—	—	—	—	49
Switzerland	4	1	—	—	—	—	—	5
Thailand	1	—	—	—	—	—	—	1
United Kingdom	30	49	2	5	—	—	—	86

Total Number of Properties	594	390	68	14	42	4	31	1,143

Franchise Sales

Brand growth remains paramount to our business model. We have identified key market areas for hotel development based on supply/demand relationships and our strategic objectives. Development opportunities are typically offered to; (i) existing franchisees; (ii) developers of hotels; (iii) owners of independent hotels and motels; (iv) owners of hotels affiliated with other franchisors’ brands; and; (v) contractors who construct any of the foregoing.

The franchise sales organization employs both regional sales managers as well as franchise sales directors. The regional sales managers have geographic oversight over all of our brands to ensure each prospective hotel is placed in the appropriate brand, facilitate teamwork and information sharing amongst the sales directors and provide better service to our top developers. Our franchise sales directors operate in brand specific selling teams to leverage their brand expertise to enhance product consistency and deal flow. Franchise sales efforts emphasize the benefits of affiliating with one of the Choice brands, our commitment to improving hotel profitability, our television, radio and print brand advertising campaigns, the Choice central reservation system, our training and support systems (including our proprietary property management systems) and our history of growth and profitability.

During 2004, Choice received 847 applications for new franchise agreements (not including relicensings of existing agreements) compared to 696 in 2003. These applications resulted in the execution of 552 new franchise agreements in 2004, compared to 470 in 2003. An application received does not always result in an executed franchise agreement during the year received or at all due to various factors, such as financing and agreement on financial terms. Our objective is to continue to grow our portfolio by continuing to sell our existing brands, creating extensions of our existing brands and introducing new brands within the various lodging chain segments.

Because retention of existing franchisees is important to our growth strategy, we have a formal impact policy, which offers existing franchisees the right to object to a same-brand property within a 15-mile radius. The impact policy protects franchisees from the opening of a same-brand property within a specific distance, which can range from one to seven miles, depending upon the market in which the property is located.

Franchise Agreements

Our standard domestic franchise agreement grants a franchisee the right to non-exclusive use of our franchise system in the operation of a single hotel at a specified location, typically for a period of 20 years, with certain rights to each of the franchisor and franchisee to terminate the franchise agreement before the twentieth year.

When the responsibility for development is sold to an international master franchisee, that party has the responsibility to sell to local franchisees the Choice brands and the master franchisee generally must manage the delivery of necessary services (such as training, quality assurance, reservations and marketing) to support the franchised hotels in the master franchise area. The master franchisee collects the fees paid by the local franchisee and remits an agreed share to us. Master franchise agreements generally have a term of at least 10 years. We have only entered into master franchise agreements with respect to franchised hotels outside the United States.

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

In 2004, we continued our efforts to enforce quality standards. However, in 2004 and 2003, we retained 96% of franchisees, which were in our domestic system compared to the prior years.

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

Our standard franchise fees are as follows:

QUOTED FEES BY BRAND AS OF DECEMBER 31, 2004

		On-Going Fees as a Percentage of Franchisee’s Gross Room Revenues
Brand	Initial Fee Per Room/ Minimum	Royalty Fees	Marketing Fees		Reservation Fees
Cambria Suites	$500/$60,000	5.00%	2.10%		1.75%
Comfort Inn	$500/$50,000	5.25%	2.10%		1.75%
Comfort Suites	$500/$50,000	5.25%	2.10%		1.75%
Quality Inn	$300/$35,000	4.00%	2.10%		1.75%
Quality Suites	$300/$50,000	4.00%	2.10%		1.75%
Clarion	$300/$40,000	4.25%	2.00%		1.25%
Sleep Inn	$300/$40,000	4.50%	2.10%		1.75%
MainStay Suites	$300/$30,000	4.50%	2.50	%(1)	—
Econo Lodge	$250/$25,000	4.00%	3.50	%(1)	—
Rodeway Inn	$250/$25,000	3.50%	1.25%		1.25%

(1)	Fee includes both marketing and reservation fees.

Franchise Operations

Our operations are designed to improve RevPAR and lower operating and development costs for our franchisees, as these are the measures of performance that most directly impact franchisee profitability. We believe that by helping our franchisees to become more profitable we will enhance our ability to both retain our existing franchisees and attract new franchisees. The key aspects of our franchise operations are:

Central Reservation System (“CRS”). On average, approximately one-third of the gross room revenue booked at franchisees’ properties is reserved through our central reservation system, which consists of our toll-free telephone reservation system, our proprietary internet site, interfaces with global distribution systems, and other internet reservations sites. Our reservation system consists of a computer reservation system, three reservation centers in North America and several international reservation centers operated by our master franchisees or us. Reservation agents trained on the reservation system can match each caller with a Choice-branded hotel meeting the caller’s needs. Our CRS provides a data link to our franchised properties as well as to the Amadeus, Galileo, SABRE and Worldspan airline reservation systems that facilitate the reservation process for travel agents. We also offer our rooms for sale on our own proprietary internet site (www.choicehotels.com) as well as those of other travel companies.

Our reservation agents are trained to cross-sell the Choice brands. If a room in the Choice hotel brand requested by a customer is not available in the location or price range that the customer desires, the agent may offer the customer a room in another Choice-branded hotel that meets the customer’s needs. Cross-selling enables Choice and its franchisees to capture additional business.

We continue to implement our integrated reservation strategy to improve reservations delivery, reduce franchisee costs and improve licensee satisfaction by enhancing our website, choicehotels.com, and selectively distributing our inventory with third parties that can drive additional business to Choice and its brands. We have established preferred partner agreements with key third party travel intermediaries to gain additional distribution points. These agreements typically offer Choice brands preferred placement on these third party sites at reduced transaction fees. We also continue to educate our individual franchisees about the unfavorable impact to their business of contracting with sites with which we do not have preferred agreements. We currently have agreements with many but not all major online third party sites.

Property Management System. Our proprietary property and yield management system, Profit Manager by Choice Hotels, is designed to help franchisees maximize profitability and compete more effectively by managing their rooms inventory, rates and reservations. The Profit Manager system is used by substantially all of our domestic non-economy brand franchises. The Profit Manager system synchronizes each hotel’s inventory with our system, giving our reservation sales agents last room sell capabilities at every hotel. Profit Manager includes a revenue management feature that calculates and suggests optimum rates based on each hotel’s past performance and projected occupancy. These tools are critical to business delivery and yield improvement as they remain critical to the franchisee’s ability to effectively manage their hotel operations, determine appropriate rates to profitability, drive occupancy and participate in Choice marketing programs.

Brand Name Marketing and Advertising. Our marketing and advertising programs are designed to heighten consumer awareness and preference for the Choice brands as offering the greatest value and convenience in the midscale and economy segments. Marketing and advertising efforts include national television, internet and radio advertising, print advertising in consumer and trade media and promotional events, including joint marketing promotions with vendors and corporate partners.

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

Since 1998, we have operated a loyalty program called Choice Privileges®, which includes all of our mid-scale brands (Comfort, Clarion, Quality, Sleep and MainStay Suites) to attract and retain frequent travelers by rewarding frequent stays with points towards free hotel stays and other rewards. During 2003, we launched the “Stay Twice, Earn a Free Night” promotion for Choice Privileges members. This promotion was run once in 2003 and twice in 2004 and has been a key contributor to the growth in the number of program members. As of December 31, 2004, the program had approximately 3.4 million members. In 2001, we launched a similar loyalty program called EA$Y CHOICE® for our Econo Lodge and Rodeway Inn brands. The EA$Y CHOICE program is a stamp redemption program and has no membership requirement to participate. Choice Privileges® and EA$Y CHOICE participants can earn points/stamps redeemable for free stays in Choice brand properties. Choice also offers guests the ability to earn airline miles for qualifying stays redeemable for flights with Southwest Airlines, United Air Lines, American Airlines, US Airways, Continental Airlines, America West Airlines, Delta Air Lines, Northwest Airlines, Air Canada and Alaska Airlines. These programs allow us to conduct lower cost, more targeted marketing campaigns to our consumers.

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

Competition

Competition among franchise lodging chains is intense in attracting potential franchisees to the system, retaining existing franchisees and in generating reservations for franchisees.

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

Our prospects for growth are largely dependent upon the ability of our franchisees to compete in the lodging market, since our franchise system revenues are based on franchisees’ gross room revenues, our ability to convert existing franchises and independent hotels to our brands and the ability of our franchisees to obtain financing to construct new hotels.

The ability of a hotel to compete may be affected by a number of factors, including the location and quality of the property, the number and quality of competing properties nearby, its affiliation with a recognized name brand and general regional and local economic conditions. The effect of local economic conditions on our results is substantially reduced by the geographic diversity of our franchised properties, which are located in 49 states and more than 40 countries and territories outside the United States, as well as our range of products and room rates.

We believe that our focus on core business strategies, combined with our financial strength and size, scale and distribution will enable us to remain competitive.

Service Marks and Other Intellectual Property

The service marks Comfort, Comfort Inn, Comfort Suites, Quality, Clarion, Sleep Inn, Econo Lodge, Rodeway Inn, MainStay Suites, Cambria Suites, Choice Privileges and related marks and logos are material to our business. We, directly and through our franchisees, actively use these marks. All of the material marks are registered with the United States Patent and Trademark Office. In addition, we have registered certain of our marks with the appropriate governmental agencies in over 100 countries where we are doing business or anticipate doing business in the foreseeable future. We seek to protect our brands and marks throughout the world, although the strength of legal protection available varies from country to country. Depending on the jurisdiction, trademarks and other registered marks are valid as long as they are in use and/or their registrations are properly maintained and they have not been found to have become generic.

Seasonality

The hotel industry is seasonal in nature. For most hotels, demand is lower in December through March than during the remainder of the year. Our principal source of revenues are franchise fees based on the gross room revenues of our franchised properties. The Company’s franchise fee revenues and operating income reflect the industry’s seasonality and historically have been lower in the first quarter than in the second, third or fourth quarters.

Regulation

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

We believe industry wide supply and demand for hotel rooms is lower than historical averages. We expect to benefit in the form of increased franchise fees from future growth in consumer demand as well as in the supply of hotel rooms, which do not result in excess lodging industry capacity. However, a prolonged decline in demand for hotel rooms would negatively impact our business.

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

Among other unpredictable external factors, which may negatively impact us, are wars, acts of terrorism, airline strikes, gasoline shortages, severe weather and the risks described above under the heading Risk Factors.

Employees

We employed domestically approximately 1,697 people as of February 28, 2005. None of our employees are represented by unions or covered by collective bargaining agreements. We consider our relations with our employees to be good.

Item 2.    Properties.

Our principal executive offices are located at 10750 Columbia Pike, Silver Spring, MD 20901. The offices are leased from a third party. We own our reservation and property system’s information technology office in Phoenix, AZ, and reservation centers in Minot, ND and Grand Junction, CO. We also lease office space in Australia, London, Canada and Mexico. Management believes that the Company’s existing properties are sufficient to meet its present needs and does not anticipate any difficulty in securing additional or alternative space, as needed, on terms acceptable to the Company.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

EXECUTIVE OFFICERS OF CHOICE HOTELS INTERNATIONAL, INC.

The name, age, title, present principal occupation, business address and other material occupations, positions, offices and employment of each of the executive officers of the Company are set forth below. The business address of each executive officer is 10750 Columbia Pike, Silver Spring, Maryland 20901.

Name	Age	Position
Stewart Bainum, Jr.	58	Chairman of the Board of Directors
Charles A. Ledsinger, Jr.	55	Chief Executive Officer and President
Joseph M. Squeri	39	Executive Vice President, and Chief Financial Officer
Wayne W. Wielgus	50	Executive Vice President, and Chief Marketing Officer
Michael J. DeSantis	46	Senior Vice President, General Counsel and Secretary
Bruce N. Haase	44	Senior Vice President, International
Thomas Mirgon	48	Senior Vice President, Human Resources and Administration
Janna Morrison	43	Senior Vice President, Franchise Services
Daniel Rothfeld	45	Senior Vice President, Partner Services and Emerging Business Opportunities
Gary Thomson	50	Senior Vice President, Chief Information Officer
David Pepper	37	Senior Vice President, Development
David E. Goldberg	37	Senior Vice President, Corporate and Brand Strategy
David L. White	36	Vice President, Controller

Background of Executive Officers:

Stewart Bainum, Jr. Director from 1977 to 1996 and since 1997. He has served as Chairman of the Board of Choice Hotels from March 1987 to November 1996 and since October 1997. He has served as Chairman of the Board of Sunburst Hospitality Corporation (“Sunburst”) since November 1996. He was a director of Manor Care, Inc. from September 1998 to September 2002, serving as Chairman from September 1998 until September 2001. From March 1987 to September 1998, he was Chairman and Chief Executive Officer of the former Manor Care, Inc. (now known as Manor Care of America, Inc. (“MCA”)). He served as President of MCA and Chief

Executive Officer of ManorCare Health Services, Inc. from March 1987 to September 1998, and as Vice Chairman of MCA from June 1982 to March 1987.

Charles A. Ledsinger, Jr. President, Chief Executive Officer and Director of the Company since August 1998. He was President and Chief Operating Officer of St. Joe Company from February 1998 to August 1998, Senior Vice President and Chief Financial Officer of St. Joe Company from May 1997 to February 1998; Senior Vice President and Chief Financial Officer of Harrah’s Entertainment, Inc. from June 1995 to May 1997; and Senior Vice President and Chief Financial Officer of Promus Companies Incorporated from August 1990 to June 1995. He serves as a director of FelCor Lodging Trust, Inc. and TBC Corporation.

Joseph M. Squeri. Executive Vice President and Chief Financial Officer since May 2004. He was Senior Vice President, Development and Chief Financial Officer of the Company from March 2002 until May 2004; Treasurer of the Company from April 1998 to February 2004 and since December 2004; Vice President, Finance and Controller of the Company from March 1997 to June 1999 and of Former Choice from March 1997 to October 1997.

Wayne W. Wielgus. Executive Vice President and Chief Marketing Officer since September 2004. He was Senior Vice President, Marketing of Choice From September 2000 until September 2004. He was Vice President, Marketing of Best Western International, Inc., in Phoenix, Arizona, from 1996 until September 2000 and Senior Vice President, Marketing-Americas from 1993 until 1996 for Forte Hotels PLC.

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

Thomas Mirgon. Senior Vice President, Human Resources and Administration since April 1998. He was Senior Vice President, Human Resources of the Company from March 1997 to April 1998 and of Former Choice from March 1997 to October 1997; Vice President, Administration of Interim Services from August 1993 to February 1997; and employed by Taco Bell Corp. from January 1986 to August 1993, last serving as Senior Director, Field Human Resources from February 1992 to August 1993.

Janna Morrison. Senior Vice President, Franchise Services since November 2001. She was Vice President, Property Systems from 1998 to November 2001; Vice President, Revenue Management from 1995 to 1998.

Daniel Rothfeld. Senior Vice President, Partner Services and Emerging Business Opportunities since December 2000. He was Vice President – Partner Services from December 1997 until December 2000 and Vice President of Corporate Services of Interim Services, Inc., in Ft. Lauderdale, Florida, from January 1987 until December 1997.

Gary Thomson. Senior Vice President, Chief Information Officer of Choice since August 2000. He was Vice President – Information Systems Technologies from November 1993 until August 2000.

David Pepper. Senior Vice President, Development of Choice since January 2005. He was Vice President, Franchise Sales from June 2002 until January 2005. He was Vice President, Franchise Sales with USFS in Atlanta, Georgia from 1996 through June 2002.

David E. Goldberg. Senior Vice President, Corporate and Brand Strategy of Choice since January 2005. He was Vice President, Corporate and Brand Strategy and Treasurer from February 2004 until January 2005. He was Vice President, Strategy and Business Development from February 2002 to February 2004; Senior Director, Strategy and Business Development from January 2001 to February 2002; Director of Corporate Development from July 1999 to January 2001. He was Managing Associate with McManis Associates from January 1998 through July 1999 and a Consultant with Andersen Consulting from September 1994 through January 1998.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The shares of the Company’s common stock are listed and traded on the New York Stock Exchange. The following table sets forth information on the high and low prices of the Company’s common stock and cash dividends declared per share for each quarterly period for the two most recently completed fiscal years.

QUARTERLY MARKET PRICE RANGE OF COMMON STOCK AND CASH DIVIDENDS DECLARED

	Market Price Per Share		Cash Dividends Declared Per Share
Quarters Ended	High	Low
FISCAL 2004
March 31,	$46.24	$34.26	$0.20
June 30,	50.74	41.84	0.20
September 30,	57.71	48.90	0.225
December 31,	60.00	47.35	0.225
FISCAL 2003
March 31,	$25.94	$20.19	—
June 30,	27.43	21.76	—
September 30,	34.25	26.92	—
December 31,	36.85	28.65	$0.20

On August 13, 2003, Choice’s board of directors announced its intention to initiate payment of a cash dividend on its common stock beginning in the fourth quarter of 2003. The Company has maintained the payment of a quarterly dividend, however, the declaration of future dividends are subject to the discretion of the board of directors. We expect that cash dividends will continue to be paid at a comparable or increased rate in the future, subject to future business performance.

As of February 28, 2005 there were 2,554 holders of record of the Company’s common stock.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information regarding the number of shares of the Company’s common stock that were subject to outstanding stock options at December 31, 2004.

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	2,311,644	$17.38	732,026
Equity compensation plans not approved by shareholders	408,563	$12.53	Not applicable

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases of Choice Hotels International, Inc. common stock made by the Company during the twelve months ended December 31, 2004.

Month Ending	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2004	214,090	$37.09	214,000	1,809,609
February 29, 2004	258,635	39.55	257,150	1,552,459
March 31, 2004	474,926	44.14	474,926	1,077,533
April 30, 2004	361,502	44.45	361,502	716,031
May 31, 2004	242,100	45.60	242,100	3,473,931	(1)
June 30, 2004	281,200	47.96	281,200	3,192,731
July 31, 2004	254,600	50.05	254,600	2,938,131
August 31, 2004	174,100	51.50	174,100	2,764,031
September 30, 2004	—	—	—	2,764,031
October 31, 2004	—	—	—	2,764,031
November 30, 2004	728,850	49.52	728,850	2,035,181
December 31, 2004	207,293	52.94	207,293	1,827,888

Total	3,197,296	$46.45	3,195,721	1,827,888

(1)	On May 4, 2004, the board of directors increased the number of shares authorized to be repurchased by 3.0 million shares.

During the year ended December 31, 2004, the Company purchased 1,575 shares of common stock from employees to satisfy tax-withholding requirements from the vesting of restricted stock grants. These purchases were outside the board repurchase authorization.

Item 6.    Selected Financial Data.

Company results (in millions, except per share data)

	As of and for the year ended December 31,
	2000	2001	2002	2003	2004
Total Revenues	$352.8	$341.4	$365.6	$386.1	$428.8
Net Income	42.4	14.3	60.8	71.9	74.3
Basic Earnings per Share	0.80	0.32	1.55	2.01	2.24
Diluted Earnings per Share	0.80	0.32	1.52	1.96	2.15
Total Assets	484.1	321.2	316.8	267.3	262.4
Long-term Debt	297.2	281.3	307.8	246.7	328.7
Cash Dividends Declared Per Common Share	—	—	—	0.20	0.85

Matters that affect the comparability of our annual results are as follows:

•	Year 2000 results reflect a $12.1 million loss on equity investment ($0.14 per share) associated with a restructuring program by the Company’s equity method investee Friendly Hotels PLC (“Friendly”). In addition, the Company recognized a $7.6 million loss ($0.09 per share) associated with the monetization of a portion of a $137.5 million note with Sunburst Hospitality Corporation (“Sunburst”).

•	Year 2001 results reflect charges of $22.7 million and $16.4 million related to the permanent impairment of and equity in the losses of the Company’s investment in Friendly, respectively. The permanent impairment was the result of the Company’s disposal of its equity stake in Friendly. The equity losses resulted from adverse fixed asset valuation adjustments due to economic conditions and continued restructuring charges. These charges lowered diluted earnings per share by $0.83.

•	Net income in 2003 included a $3.4 million ($0.09 per share) gain on the prepayment of a note receivable from Sunburst. As a result of this prepayment, interest income earned on this note receivable totaling approximately $4.5 million per annum will not be received in future years.

•	Net income in 2004 included a $0.7 million ($0.01 per share) loss on extinguishment of debt related to the refinancing of the Company’s senior credit facility.

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

Overview

We are a hotel franchisor with franchise agreements representing 4,977 hotels open and 569 hotels under development as of December 31, 2004, with 403,806 rooms and 45,167 rooms, respectively, in 49 states and more than 40 countries and territories outside the United States. Our brand names include Comfort Inn, Comfort Suites, Quality, Clarion, Sleep Inn, Econo Lodge, Rodeway Inn, MainStay Suites, Cambria Suites and Flag Hotels. The Company’s franchises operate in 49 states and more than 40 countries and territories outside of the United States. Approximately 95% of the Company’s revenues are derived from hotels franchised in the United States.

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

Maximizing Financial Returns and Creating Value for Shareholders. Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. We believe our strong and predictable cash flows create a strong financial position that provides us a competitive advantage. Our business does not require significant capital to operate and grow, therefore, we can maintain a capital structure that generates high financial returns and use our excess cash flow to increase returns to our shareholders. We have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. We have repurchased 32.5 million shares of common stock at a total cost of $663 million, or an average price of $20.38 per share since the program’s inception. Our cash flows from operations support our ability to complete the repurchase of approximately 1.8 million shares presently remaining under our current board of director’s authorization. Upon completion of the current authorization we will evaluate the propriety of additional share repurchases with our board of directors. In 2003, we initiated a cash dividend on our common stock. During 2004, we paid dividends totaling approximately $27.7 million and we presently expect to continue to pay dividends in the future. Based on our present dividend rate and outstanding share count, aggregate annual dividends would be approximately $29.0 million.

We believe these value drivers, when properly implemented, will enhance our profitability, maximize our financial returns and continue to generate value for our shareholders. The ultimate measure of our success will be reflected in the items below.

Results of Operation: Royalty fees, operating income, net income and diluted earnings per share represent key measurements of these value drivers. In 2004, royalty fees revenue and operating income totaled approximately $167.2 million and $125.0 million respectively, increases of approximately 10% from 2003. Net income for the year ended December 31, 2004 increased to $74.3 million, an increase of $2.4 million over the year ended December 31, 2003. Diluted earnings per share were $2.15, a 10% improvement over 2003 resulting from increased net income and a reduction in the number of shares outstanding attributable to our share repurchase program. Net income and diluted earnings per share in 2004 include a loss on extinguishment of debt of approximately $0.7 million ($0.4 million, net of the related tax effect) related to the refinancing of the

Company’s senior credit facility. Net income and diluted earnings per share for the year ended December 31, 2003 include a $3.4 million gain and $4.5 million ($2.8 million, net of the related tax effect) of interest income attributable to a note receivable from Sunburst Hospitality Corporation (“Sunburst”), which was repaid to the Company in December 2003. These measurements will continue to be a key management focus in 2005 and beyond.

Refer to MD&A heading “Operations Review” for additional analysis of our results.

Liquidity and Capital Resources: The Company generates significant cash flows from operations. In 2004 and 2003, net cash provided by operating activities was $107.8 million and $115.5 million, respectively. Since our business does not require significant reinvestment of capital, we utilize cash in ways that management believes provide the greatest returns to our shareholders which include share repurchases and dividends. We believe the Company’s cash flow from operations and available financing capacity are sufficient to meet the expected future operating, investing and financing needs of the business.

Refer to MD&A heading “Liquidity and Capital Resources” for additional analysis.

The principal factors that affect the Company’s results are: the number and relative mix of franchised hotels; growth in the number of hotels under franchise; occupancy and room rates achieved by the hotels under franchise; the effective royalty rate achieved; and our ability to manage costs. The number of rooms at franchised properties and occupancy and room rates at those properties significantly affect the Company’s results because our fees are based upon room revenues at franchised hotels. The key industry standard for measuring hotel-operating performance is revenue per available room (“RevPAR”), which is calculated by multiplying the percentage of occupied rooms by the average daily room rate realized. Our variable overhead costs associated with franchise system growth have historically been less than incremental royalty fees generated from new franchises. Accordingly, continued growth of our franchise business should enable us to realize benefits from the operating leverage in place and improve operating results.

Operations Review

Comparison of 2004 Operating Results and 2003 Operating Results

The Company recorded net income of $74.3 million for the year ended December 31, 2004, an increase of $2.4 million from $71.9 million for the year ended December 31, 2003. The increase in net income for the year is primarily attributable to an $11.0 million improvement in operating income partially offset by an $8.9 million increase in other income and expenses. Interest and other investment income in 2003 included $4.5 million of interest income and a $3.4 million gain on the prepayment attributable to the Sunburst note receivable. As a result of Sunburst’s prepayment, these items did not recur in 2004. Operating income increased as a result of a $16.7 million increase in franchising revenues (total revenues excluding marketing and reservation revenues and hotel operations) and a decrease in depreciation and amortization expense partially offset by an increase in selling, general and administrative expense. Net other income and expenses for 2004 increased primarily as a result of a $0.7 million loss on extinguishment of debt, a reduction of the $3.4 million prepayment gain and $4.5 million of interest income attributable to the December 2003 repayment of a note receivable from Sunburst and reductions in investment income attributable to non-qualified benefit plan assets.

Summarized financial results for the years ended December 31, 2004 and 2003 are as follows:

	2004	2003
	(In thousands)
REVENUES:
Royalty fees	$167,151	$151,326
Initial franchise and relicensing fees	20,112	16,799
Partner services	12,524	13,227
Marketing and reservation	221,313	195,420
Hotel operations	3,729	3,565
Other	3,977	5,767

Total revenues	428,806	386,104

OPERATING EXPENSES:
Selling, general and administrative	69,654	62,860
Depreciation and amortization	9,947	11,225
Marketing and reservation	221,313	195,420
Hotel operations	2,892	2,616

Total operating expenses	303,806	272,121

Operating income	125,000	113,983

Interest expense	11,605	11,597
Interest and other investment income	(1,093)	(6,185)
Gain on prepayment of note receivable from Sunburst	—	(3,383)
Equity in net (income) losses of affiliates	(722)	(582)
Loss on extinguishment of debt	696	—
Other	(10)	129

Total other income and expenses	10,476	1,576

Income before income taxes	114,524	112,407
Income taxes	40,179	40,544

Net income	$74,345	$71,863

Weighted average shares outstanding-diluted	34,500	36,674

Diluted earnings per share	$2.15	$1.96

Management analyzes its business based on franchise revenues, which is total revenues excluding marketing and reservation revenues and hotel operations, and franchise operating expenses that are reflected as selling, general and administrative expenses.

Franchise Revenues: Franchise revenues were $203.8 million for the year ended December 31, 2004 compared to $187.1 million for the year ended December 31, 2003. Royalty fees increased $15.9 million to $167.2 million from $151.3 million in 2003, an increase of 10.5%. The increase in royalties is attributable to a combination of factors including a 5.2% increase in the number of domestic franchised hotel rooms, a 5.1% increase in RevPAR and an increase in the effective royalty rate of the domestic hotel system to 4.04% from 4.01%. Domestic initial fee revenue, included in initial franchise and relicensing fees caption above, generated from executed franchise agreements increased 17.7% to $13.3 million for the year ended December 31, 2004 from $11.3 million for the year ended December 31, 2003. The increase reflects domestic franchise agreements executed in 2004 of 552 compared to 470 agreements executed in 2003. Relicensing fees increased 23.6% to $6.8 million for the year ended December 31, 2004 from $5.5 million for the year ended December 31, 2003. Relicensing fees are charged to the new property owner of a franchised property whenever an ownership change occurs and the property remains in the franchise system. Other revenues declined from $5.8 million for the year ended December 31, 2003 to $4.0 million for the year ended December 31, 2004, primarily as the result of reduced termination awards revenue, which are generated when franchises exist the system prior to contractually agreed-upon dates. Other revenues for the year ended December 31, 2003, included approximately $1.7 million of liquidated damages received from Sunburst for the termination of certain franchises.

The number of domestic rooms on-line increased to 309,586 from 294,268, an increase of 5.2% for the year ended December 31, 2004. For 2004, the total number of domestic hotels on-line grew 5.4% to 3,834 from 3,636 for 2003. International rooms on-line declined slightly to 94,220 as of December 31, 2004 from 94,350 as of December 31, 2003, a 0.1% decline. The total number of international hotels on-line also decreased from 1,174 to 1,143, a decline of 2.6% for the year ended December 31, 2004. As of December 31, 2004, the Company had 460 franchised hotels with 35,652 rooms either in design or under construction in its domestic system. The Company has an additional 109 franchised hotels with 9,515 rooms under development in its international system as of December 31, 2004.

Franchise Expenses: The cost to operate the franchising business is reflected in selling, general and administrative expenses. Selling, general and administrative expenses were $69.7 million for the year ended December 31, 2004, an increase of $6.8 million from the year ended December 31, 2003 total of $62.9 million. As a percentage of revenues, excluding marketing and reservation fees and hotel operations, total SG&A expenses were 34.2% for the year ended December 31, 2004 compared to 33.6% for 2003. The increase is attributable to increased costs associated with performance based incentive compensation for sales and other management personnel, costs related to retirement of a board member, adoption of the fair value method of accounting for stock compensation and increased professional fees related to Sarbanes-Oxley compliance efforts.

Marketing and Reservations: The Company’s franchise agreements require the payment of franchise fees, which include marketing and reservation fees. The fees, which are based on a percentage of the franchisees’ gross room revenues, are used exclusively by the Company for expenses associated with providing franchise services such as central reservation systems, national marketing and media advertising. The Company is contractually obligated to expend the marketing and reservation fees it collects from franchisees in accordance with the franchise agreements; as such, no income or loss to the Company is generated.

Total marketing and reservations revenues were $221.3 million and $195.4 million for the years ended December 31, 2004 and 2003, respectively. Depreciation and amortization attributable to marketing and reservation activities was $9.1 million and $12.1 million for the years ended December 31, 2004 and 2003, respectively. Interest expense attributable to reservation activities was $1.5 million and $1.3 million for the years ended December 31, 2004 and 2003, respectively. Marketing and reservations activities provided positive cash flow of $19.7 million and $24.7 million for the years ended December 31, 2004 and 2003, respectively. As of December 31, 2004 and 2003, the Company’s balance sheet includes a receivable of $21.7 million and $32.4 million, respectively, for marketing and reservation fees. This receivable is recorded as an asset in the financial statements as the Company has the contractual authority to require that the franchisees in the system at any given point repay the Company for any deficits related to marketing and reservations activities. The Company’s current franchisees are legally obligated to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue. The Company has no present intention to accelerate repayment of the deficit from current franchisees.

Other Income and Expenses: Interest expense was $11.6 million for each of the years ended December 31, 2004 and 2003. The Company’s weighted average interest rate as of December 31, 2004 was 4.58% compared to 4.29% as of December 31, 2003. Other income and expense includes a loss on extinguishment of debt of approximately $0.7 million attributable to the refinancing of the Company’s senior credit facility during the third quarter. Other income and expenses for the year ended December 31, 2003 also includes approximately a $3.4 million gain on prepayment and $4.5 million of interest income earned on a note receivable from Sunburst, which was repaid in December 2003. Interest and other investment income for the year ended December 31, 2004 also reflects the reduction of investment income attributable to non-qualified employee benefit plan assets.

Income Taxes: The Company’s effective income tax provision rate was 35.08% for the year ended December 31, 2004, a decrease of 99 basis points from the effective income tax provision rate of 36.07% for the year ended December 31, 2003. The reduction in the effective income tax provision rate resulted partially from an increase in foreign income, which is taxed at lower income tax rates than the statutory U.S. income tax rates. Also, the favorable resolution of several state income tax issues in the current year and the increase in taxable income over non-tax deductible items between the two periods decreased the effective income tax provision rate.

Income tax expense for 2004 includes approximately $1.2 million of income tax benefits resulting from the reversal of income tax contingencies. Income tax expense for 2003 includes $1.5 million of provisions for income tax contingencies. Depending upon the outcome of certain income tax contingencies during 2005, up to $6.6 million of income tax benefits may be reflected in our 2005 results of operations.

Net income for fiscal 2004 increased by 3.5% to $74.3 million, and diluted earnings per share increased 9.7% to $2.15 in 2004 from $1.96 reported for 2003. A portion of the increase in diluted earnings per share is attributable to stock repurchases made by the Company in 2004 and prior years.

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

Summarized financial results for the years ended December 31, 2003 and 2002 are as follows:

	2003	2002
	(In thousands)
REVENUES:
Royalty fees	$151,326	$142,943
Initial franchise and relicensing fees	16,799	12,881
Partner services	13,227	11,860
Marketing and reservation	195,420	190,145
Hotel operations	3,565	3,331
Other	5,767	4,402

Total revenues	386,104	365,562

OPERATING EXPENSES:
Selling, general and administrative	62,860	56,520
Depreciation and amortization	11,225	11,251
Marketing and reservation	195,420	190,145
Hotel operations	2,616	2,946

Total operating expenses	272,121	260,862

Operating income	113,983	104,700

Interest expense	11,597	13,136
Interest and other investment income	(6,185)	(4,549)
Gain on prepayment of note receivable from Sunburst	(3,383)	—
Equity in net (income) losses of affiliates	(582)	71
Other	129	224

Total other income and expenses	1,576	8,882

Income before income taxes	112,407	95,818
Income taxes	40,544	34,974

Net income	$71,863	$60,844

Weighted average shares outstanding-diluted	36,674	40,057

Diluted earnings per share	$1.96	$1.52

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

The number of domestic rooms on-line increased to 294,268 from 282,423, an increase of 4.2% for the year ended December 31, 2003. For 2003, the total number of domestic hotels on-line grew 4.4% to 3,636 from 3,482 for 2002. International rooms on-line increased to 94,350 as of December 31, 2003 from 91,299 as of December 31, 2002, an increase of 3.3%. The total number of international hotels on-line decreased slightly to 1,174 from 1,182, a decrease of 0.7% for the year ended December 31, 2003. As of December 31, 2003, the Company had 401 franchised hotels with 31,409 rooms either in design or under construction in its domestic system. The Company had an additional 90 franchised hotels with 8,468 rooms under development in its international system as of December 31, 2003.

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

Marketing and Reservations: Total marketing and reservation revenues were $195.4 million and $190.1 million for the years ended December 31, 2003 and 2002, respectively. Depreciation and amortization attributable to marketing and reservation activities was $12.1 million and $13.0 million for the years ended December 31, 2003 and 2002, respectively. Interest expense attributable to reservation activities was $1.3 million and $1.4 million for the years ended December 31, 2003 and 2002, respectively. Marketing and reservation activities provided positive cash flow of $24.7 million and $17.2 million for the years ended December 31, 2003 and 2002, respectively. As of December 31, 2003 and 2002, the Company’s balance sheet includes a receivable of $32.4 million and $44.9 million, respectively, for marketing and reservation fees. This receivable is recorded as an asset in the financial statements as the Company has the contractual authority to require that the franchisees in the system at any given point repay the Company for any deficits related to marketing and reservation activities. The Company’s current franchisees are legally obligated to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue. The Company has no present intention to accelerate repayment of the deficit from current franchisees.

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

Income Taxes: The Company’s effective income tax provision rate was 36.07% for the year ended December 31, 2003, a decrease of 43 basis points from the effective income tax provision rate of 36.50% for the year ended December 31, 2002. The reduction in the effective income tax provision rate resulted partially from an increase in foreign income which are taxed at lower income tax rates than the statutory U.S. income tax rates. Also, the increase in taxable income over non-tax deductible items between the two periods decreased the effective income tax rate.

Net income for fiscal 2003 increased by 18.1% to $71.9 million, and diluted earnings per share increased 28.9% to $1.96 in 2003 from $1.52 reported for 2002. A portion of the increase in diluted earnings per share is attributable to stock repurchases made by the Company in 2003 and prior years.

Liquidity and Capital Resources

Net cash provided by operating activities was $107.8 million and $115.5 million for the years ended December 31, 2004 and 2003, respectively. The decrease is attributable to higher payments related to income taxes and lower cash flow from marketing and reservation activities partially offset by improvements in operating results.

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

Net cash repayments related to marketing and reservation activities totaled $19.7 million during the year ended December 31, 2004, compared to net repayments of $24.7 million during the year ended December 31, 2003. The decline in cash flows from marketing and reservation activities is attributable to an increase in advertising and promotional costs during the year. The Company expects marketing and reservation activities to generate positive cash flows of between $18.0 million and $21.0 million in 2005.

Cash provided by (used in) investing activities for the years ended December 31, 2004, 2003 and 2002 was ($13.7 million), $27.8 million and ($14.7 million), respectively. As a lodging franchisor, Choice has relatively low capital expenditure requirements. During the years ended December 31, 2004, 2003 and 2002, capital expenditures totaled $6.9 million, $8.5 million, and $12.2 million, respectively. Capital expenditures include the installation of system-wide property and yield management systems, upgrades to financial and reservation systems, computer hardware and renovations to the Company’s corporate headquarters. During 2003, the Company received a cash payment of $44.7 million from Sunburst related to the prepayment of a note receivable due to the Company. During 2003, approximately $4.5 million of interest income related to this note was included in net income. As a result of the prepayment, no interest income related to this note will be realized in future periods.

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

In July 2004, the Company entered into a $265 million senior unsecured revolving credit facility (the “Revolver”) with a syndicate of lenders. The proceeds from the Revolver were used to refinance and terminate the revolving credit facility and term loan outstanding under the Company’s Old Credit Facility. The Revolver permits the Company to borrow, repay and reborrow revolving loans until the scheduled maturity date in July 2009. Borrowings pursuant to the Revolver bear interest, at one of several rates selected by the Company, based upon the credit rating of the Company and include LIBOR plus 62 1/2 basis points to 125 basis points; prime rate; and prime rate minus 175 basis points. In addition, the Company has the option to request participating banks to bid on loan participation at lower rates than those contractually provided by the Revolver. On February 28, 2005, Standard & Poor’s Rating Services raised its rating of the Company’s debt from BBB- to BBB. This rating and any other ratings by other rating organizations, may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating. The Revolver requires the Company to pay a commitment fee ranging, based upon the credit rating of the Company, between 12 1/2 basis points and 25 basis points of the average daily-unused portion of the aggregate available commitment. The Revolver also provides for the issuances of letters of credit on behalf of the Company. The Revolver includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage. As of December 31, 2004 the Company was in compliance with all covenants under the Revolver. The Revolver restricts the Company’s ability to make certain investments, incur certain debt, and dispose of assets, among other restrictions. As of December 31, 2004, the Company had $218.2 million of revolving loans outstanding pursuant to the Revolver.

The proceeds from the Revolver are used for general corporate purposes, including working capital, debt repayment, stock repurchases and investments.

In 1998, the Company completed a $100 million senior unsecured note offering (“the Notes”), bearing a coupon rate of 7.13% with an effective rate of 7.22%. The Notes will mature on May 1, 2008, with interest on the Notes to be paid semi-annually. The Company used the net proceeds from the offering of approximately $99 million to repay amounts outstanding under the Company’s previous credit facility. The Notes contain a call provision that would require the Company to pay a premium if the Notes were redeemed prior to their maturity. At December 31, 2004, the call provision would have resulted in a premium of $12.4 million.

The Company has a line of credit with a bank providing up to an aggregate of $10 million of borrowings which is due upon demand. The line of credit ranks pari-pasu (or equally) with the Revolver. Borrowings under the line of credit bear interest at rates established at the time of the borrowings based on prime minus 175 basis points. As of December 31, 2004, $10.0 million was outstanding pursuant to this line of credit.

As of December 31, 2004, the total long-term debt outstanding for the Company was $328.7 million, of which $10.1 million was scheduled to mature in the next twelve months ending December 31, 2005.

Through December 31, 2004, the Company had purchased 32.5 million shares of its common stock at a total cost of $663 million, including 3.2 million shares at a cost of $148.3 million during the year ended December 31,

2004. At December 31, 2004, the Company had approximately 32.3 million shares of common stock outstanding. As of December 31, 2004, the Company had remaining authorization to purchase up to 1.8 million shares. Subsequent to December 31, 2004 through March 10, 2005, the Company had repurchased an additional 0.2 million shares of its common stock at a total cost of $13.5 million.

In the fourth quarter of 2003, the Company initiated a cash dividend on its common stock. In September 2004, the Company’s board of directors increased the quarterly dividend rate to $0.225, a 12.5% increase from the previous quarterly rate of $0.20. This increase raises the annual dividend rate on the Company’s common stock from $0.80 to $0.90 per share. Dividends paid in 2004 were approximately $27.7 million.

The Company expects to continue to return value to its shareholders through a combination of share repurchases and dividends. Market conditions and our financial performance will dictate the amounts and allocation between these vehicles.

The following table summarizes our contractual obligations as of December 31, 2004

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term debt (1)	$352.5	$17.3	$14.6	$320.6	$—
Operating lease obligations	43.0	10.8	10.3	7.8	14.1
Purchase obligations	2.2	2.2	—	—	—
Other long-term liabilities	38.8	—	19.1	2.0	17.7

Total contractual cash obligations	$436.5	$30.3	$44.0	$330.4	$31.8

(1)	Long-term debt amounts include interest on fixed rate debt obligations.

The Company believes that cash flows from operations and available financing capacity are adequate to meet expected future operating, investing and financing needs of the business.

Off Balance Sheet Arrangements: The Company has a $3.0 million letter of credit issued as support for construction and permanent financing of a franchisee’s Sleep Inn and Mainstay Suites located in Atlanta, Georgia. No amounts were drawn against this letter of credit as of December 31, 2004. The letter of credit expires in April 2005.

Inflation: Inflation has been moderate in recent years and has not had a significant impact on our business.

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

Reservation fees and marketing fees not expended in the current year are carried over to the next fiscal year and expended in accordance with the franchise agreements. Shortfall amounts are similarly recovered in subsequent years. Cumulative excess or shortfall amounts from the operation of these programs are recorded as a marketing or reservation fee payable or receivable. Under the terms of the franchise agreements, the Company may advance capital as necessary for marketing and reservation activities and recover such advances through future fees. Our current assessment is that the credit risk associated with the marketing and reservation fee receivable is mitigated due to our contractual right to recover these amounts from a large geographically dispersed group of franchisees.

Choice Privileges is our frequent guest incentive marketing program. Choice Privileges enables members to earn points based on their spending levels at participating brands and, to a lesser degree, through participation in affiliated partners’ programs, such as those offered by credit card companies. The points may be redeemed for free accommodations or other benefits. Points cannot be redeemed for cash.

The Company collects a percentage of program members’ room revenue from participating franchises. Revenues are deferred equal to the fair value of the future redemption obligation. A third-party actuary estimates the eventual redemption rates and point values using various actuarial methods. These judgmental factors determine the required liability for outstanding points. Upon redemption of the points, the Company recognizes the previously deferred revenue as well as the corresponding expense relating to the cost of the awards redeemed. Revenues in excess of the estimated future redemption obligation are recognized when earned to reimburse the Company for costs incurred to operate the program, including administrative costs, marketing, promotion and performing member services. Costs to operate the program, excluding estimated redemption values, are expensed when incurred.

Impairment Policy.

We evaluate the fair value of goodwill to assess potential impairments on an annual basis, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. We evaluate impairment of goodwill by comparing the fair value of our net assets with the carrying amount of goodwill. We evaluate the potential impairment of property and equipment and other long-lived assets, including franchise rights whenever an event or other circumstance indicates that we may not be able to recover the carrying value of the asset. Our evaluation is based upon future cash flow projections. These projections reflect management’s best assumptions and estimates. Significant management judgment is involved in developing these projections, and they include inherent uncertainties. If different projections had been used in the current period, the balances for non-current assets could have been materially impacted. Furthermore, if management uses different projections or if different conditions occur in future periods, future-operating results could be materially impacted. The Company reviews outstanding notes receivable on a periodic basis to ensure that each is fully collectible by reviewing the financial condition of its debtors. If the Company concludes that it will be unable to collect all amounts due, the Company will record an impairment charge.

Stock Compensation.

Effective January 1, 2003, the Company adopted, in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the fair value based method of accounting for stock option awards granted on or after January 1, 2003. No compensation expense related to the grant of stock options under the Company’s stock compensation plans was reflected in net income for any years ended on or before December 31, 2002 because the Company accounted for grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and all stock options granted in those years had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 148 to all stock compensation for the three years ended December 31, 2004 is set forth in Note 1 to our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. Effective, January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for all employee awards granted, modified, or settled after January 1, 2003. SFAS No. 123R will require the Company to apply fair value recognition provisions to all unvested equity awards as of the first interim reporting period starting after June 15, 2005, which is the Company’s third quarter beginning July 1, 2005. The adoption of SFAS No. 123R is not expected to have a material effect on the Company’s results of operations or financial condition.

Income Taxes.

Our income tax expense and related balance sheet amounts involve significant management estimates and judgments. Judgments regarding realization of deferred tax assets and the ultimate outcome of tax-related contingencies represent key items involved in the determination of income tax expense and related balance sheet accounts.

The Company does not provide additional United States income taxes on undistributed earnings of consolidated foreign subsidiaries included in retained earnings. Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when required for domestic business operations, tax or cash reasons. On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA includes a temporary incentive for United States multinational corporations to repatriate accumulated income of foreign subsidiaries by providing an 85 percent dividends received deduction for qualifying dividends from controlled foreign corporations. Our income tax expense does not reflect the impact of the AJCA. We have begun an evaluation of the effects of the repatriation provisions and expect to complete the analysis prior to the end of the third quarter 2005.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this annual report, including those in the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operation, that are not historical facts constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. Words such as “believes,” “anticipates,” “expects,” “intends,” “estimates,” “projects,” and other similar expressions, which are predictions of or indicate future events and trends, typically identify forward-looking statements. Such statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those projected, including: competition within each of our business segments; business strategies and their intended results; the balance between supply of and demand for hotel rooms; our ability to obtain new franchise agreements; our ability to develop and maintain positive relations with current and potential hotel owners; the effect of international, national and regional economic conditions and geopolitical events such as acts of god, acts of war, terrorism or epidemics; the availability of capital to allow us and potential hotel owners to fund investments and construction of hotels; the cost and other effects of legal proceedings; and other risks described from time to time in our filings with the Securities and Exchange Commission, including those set forth under the heading “Risk Factors” in this annual report. Given these uncertainties, you are cautioned not to place undue reliance on such statements. We also undertake no obligation to publicly update or revise any forward-looking statement to reflect current or future events or circumstances.

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

At December 31, 2004 and December 31, 2003, the Company had $328.7 million and $246.7 million of debt outstanding, at an effective interest rate of 4.6% and 4.3%, respectively. A hypothetical change of 10% in the Company’s effective interest rate from December 31, 2004 levels would increase or decrease interest expense by $0.8 million. Prior to scheduled maturities, the Company expects to refinance its long-term debt obligations.

The Company does not presently have any derivative financial instruments.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Choice Hotels International, Inc. and subsidiaries:

We have completed an integrated audit of Choice Hotels International, Inc. and subsidiaries’ 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Choice Hotels International, Inc. and subsidiaries (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for stock based compensation as of January 1, 2003.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting”, appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

March 14, 2005

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2004	2003	2002
	(In thousands, except per share amounts)
REVENUES:
Royalty fees	$167,151	$151,326	$142,943
Initial franchise and relicensing fees	20,112	16,799	12,881
Partner services	12,524	13,227	11,860
Marketing and reservation	221,313	195,420	190,145
Hotel operations	3,729	3,565	3,331
Other	3,977	5,767	4,402

Total revenues	428,806	386,104	365,562
OPERATING EXPENSES:
Selling, general and administrative	69,654	62,860	56,520
Depreciation and amortization	9,947	11,225	11,251
Marketing and reservation	221,313	195,420	190,145
Hotel operations	2,892	2,616	2,946

Total operating expenses	303,806	272,121	260,862

Operating income	125,000	113,983	104,700

OTHER INCOME AND EXPENSES:
Interest expense	11,605	11,597	13,136
Interest and other investment income	(1,093)	(6,185)	(4,549)
Gain on prepayment of note receivable from Sunburst	—	(3,383)	—
Equity in net (income) losses of affiliates	(722)	(582)	71
Loss on extinguishment of debt	696	—	—
Other	(10)	129	224

Total other income and expenses	10,476	1,576	8,882

Income before income taxes	114,524	112,407	95,818
Income taxes	40,179	40,544	34,974

Net income	$74,345	$71,863	$60,844

Weighted average shares outstanding-basic	33,203	35,699	39,333

Weighted average shares outstanding-diluted	34,500	36,674	40,057

Basic earnings per share	$2.24	$2.01	$1.55

Diluted earnings per share	$2.15	$1.96	$1.52

Cash dividends declared per share	$0.85	$0.20	$—

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 31, 2003
	(In thousands, except share amounts)
ASSETS
Current assets
Cash and cash equivalents	$27,554	$20,031
Receivables (net of allowance for doubtful accounts of $5,956 and $6,743, respectively)	34,611	33,631
Deferred income taxes	2,252	1,957
Other current assets	4,212	3,613

Total current assets	68,629	59,232
Property and equipment, at cost, net	47,492	54,253
Goodwill	60,620	60,620
Franchise rights, net	32,102	35,383
Receivable—marketing and reservation fees	21,683	32,368
Other assets	31,862	25,416

Total assets	$262,388	$267,272

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt	$10,146	$23,829
Accounts payable	30,718	29,740
Accrued expenses and other	59,238	46,065
Income taxes payable	989	2,577

Total current liabilities	101,091	102,211
Long-term debt	318,557	222,823
Deferred income taxes	6,974	21,562
Other liabilities	38,819	38,863

Total liabilities	465,441	385,459

Commitments and Contingencies

SHAREHOLDERS’ DEFICIT
Common stock, $0.01 par value; 160,000,000 shares authorized; 62,755,708 shares issued; 32,312,433 and 34,745,853 shares outstanding at December 31, 2004 and 2003, respectively	323	347
Additional paid-in-capital	83,303	74,496
Accumulated other comprehensive income	1,400	1,138
Deferred compensation	(8,034)	(2,641)
Treasury stock (30,443,275 and 28,009,855 shares at December 31, 2004 and 2003, respectively), at cost	(631,312)	(496,510)
Retained earnings	351,267	304,983

Total shareholders’ deficit	(203,053)	(118,187)

Total liabilities and shareholders’ deficit	$262,388	$267,272

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$74,345	$71,863	$60,844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,947	11,225	11,251
Gain on prepayment of note receivable from Sunburst	—	(3,383)	—
Provision for bad debts	(157)	(189)	1,256
Non-cash stock compensation	4,019	2,226	1,666
Non-cash interest and other investment income	(463)	(886)	(1,521)
Loss on extinguishment of debt	696	—	—
Equity in net (income) losses of affiliates	(722)	(582)	71
Changes in assets and liabilities, net of acquisitions:
Receivables	(735)	(887)	(5,538)
Receivable—marketing and reservation fees, net	19,743	24,726	17,219
Accounts payable	978	6,439	(4,958)
Accrued expenses and other	12,802	7,616	1,063
Income taxes payable	2,854	(2,675)	7,807
Deferred income taxes	(14,883)	(7,970)	12,575
Other current assets	(599)	383	(2,416)
Other liabilities	(26)	7,579	(301)

Net cash provided by operating activities	107,799	115,485	99,018

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	(6,859)	(8,480)	(12,233)
Proceeds from prepayment of note receivable from Sunburst	—	44,701	—
(Purchases) sales of investments, net	(4,157)	(2,673)	191
Issuance of notes receivable	(2,264)	(4,433)	(3,440)
Acquisition of Flag	—	(1,211)	(2,173)
Proceeds from disposition of property	—	498	—
Other items, net	(436)	(618)	2,972

Net cash (used in) provided by investing activities	(13,716)	27,784	(14,683)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	192,000	—	—
Principal payments of long-term debt	(267,739)	(17,404)	(13,820)
Net borrowings (repayments) pursuant to revolving credit facility	157,725	(43,800)	40,000
Debt issuance costs	(1,010)	—	—
Purchase of treasury stock	(148,273)	(80,358)	(120,931)
Dividends paid	(27,690)	—	—
Proceeds from exercise of stock options	8,427	6,097	5,772

Net cash used in financing activities	(86,560)	(135,465)	(88,979)

Net change in cash and cash equivalents	7,523	7,804	(4,644)
Cash and cash equivalents at beginning of period	20,031	12,227	16,871

Cash and cash equivalents at end of period	$27,554	$20,031	$12,227

Supplemental disclosure of cash flow information:
Cash payments during the year for:
Income taxes, net of refunds	$53,622	$49,559	$14,674
Interest	$12,639	$13,357	$14,132
Non-cash investing activities:
Conversion of note receivable into Flag equity interest	—	—	$1,061
Non-cash financing activities:
Declaration of dividends	$28,061	$6,899	—
Non-cash financing activities related to employee stock exercises:
Income tax benefit realized	$4,442	$1,770	$1,762
Treasury shares received for employee tax withholding obligations	$58	$98	—
Issuance of restricted shares of common stock	$7,973	$180	$2,301
Common shares surrendered in-lieu of exercise price	—	$181	—

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

(In thousands, except share amounts)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Treasury Stock	Comprehensive Income	Retained Earnings	Total
Balance as of December 31, 2001	41,997,637	$420	$70,130	$(354)	$(2,857)	$(311,053)		$179,175	$(64,539)
Comprehensive income
Net income	—	—	—	—	—	—	$60,844	60,844	60,844
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	341	—	341
Amortization of deferred gain on hedge, net of taxes	—	—	—	—	—	—	(67)	—	(67)
Unrealized gain on available for sale securities, net of taxes	—	—	—	—	—	—	122	—	122

Other comprehensive income	—	—	—	396	—	—	396	—	—

Comprehensive income							$61,240

Exercise of stock options	442,869	4	1,762	—	—	5,768		—	7,534
Issuance of restricted stock	109,894	1	—	—	(2,301)	2,300		—	—
Stock compensation related to restructuring	—	—	1,208	—	—	—		—	1,208
Amortization of deferred compensation related to restricted stock grants	—	—	—	—	1,666	—		—	1,666
Treasury purchases	(5,387,184)	(54)	—	—	—	(120,854)		—	(120,908)

Balance as of December 31, 2002	37,163,216	$371	$73,100	$42	$(3,492)	$(423,839)		$240,019	$(113,799)

Comprehensive income
Net income	—	—	—	—	—	—	$71,863	71,863	71,863
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	1,101	—	1,101
Amortization of deferred gain on hedge, net of taxes	—	—	—	—	—	—	(67)	—	(67)
Unrealized gain on available for sale securities, net of taxes	—	—	—	—	—	—	62	—	62

Other comprehensive income	—	—	—	1,096	—	—	1,096	—	—

Comprehensive income							$72,959

Exercise of stock options	462,522	5	198	—	—	7,845		—	8,048
Issuance and cancellation of restricted stock	7,428	—	(108)	—	(72)	180		—	—
Stock compensation related to stock options	—	—	1,306	—	—	—		—	1,306
Amortization of deferred compensation related to restricted stock grants	—	—	—	—	923	—		—	923
Dividends declared	—	—	—	—	—	—		(6,899)	(6,899)
Treasury purchases	(2,887,313)	(29)	—	—	—	(80,696)		—	(80,725)

Balance as of December 31, 2003	34,745,853	$347	$74,496	$1,138	$(2,641)	$(496,510)		$304,983	$(118,187)

Comprehensive income
Net income	—	—	—	—	—	—	$74,345	74,345	74,345
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	188	—	188
Amortization of deferred gain on hedge, net of taxes	—	—	—	—	—	—	(67)	—	(67)
Unrealized gain on available for sale securities, net of taxes	—	—	—	—	—	—	141	—	141

Other comprehensive income	—	—	—	262	—	—	262	—	—

Comprehensive income							$74,607

Exercise of stock options	557,107	6	7,332	—	—	5,564		—	12,902
Issuance and cancellation of restricted stock	202,405	2	(43)	—	(7,894)	7,935		—	—
Stock compensation related to stock options	—	—	1,518	—	—	—		—	1,518
Amortization of deferred compensation related to restricted stock grants	—	—	—	—	2,501	—		—	2,501
Dividends declared	—	—	—	—	—	—		(28,061)	(28,061)
Treasury purchases	(3,192,932)	(32)	—	—	—	(148,301)		—	(148,333)

Balance as of December 31, 2004	32,312,433	$323	$83,303	$1,400	$(8,034)	$(631,312)		$351,267	$(203,053)

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Company Information and Significant Accounting Policies

Company Information.

Choice Hotels International, Inc. and subsidiaries (together “the Company”) is in the business of hotel franchising. As of December 31, 2004, the Company had franchise agreements representing 4,977 open hotels and 569 hotels under development in 49 states and more than 40 countries and territories outside the United States under the brand names: Comfort Inn, Comfort Suites, Quality, Clarion, Sleep Inn, Econo Lodge, Rodeway Inn, MainStay Suites and Flag Hotels.

Principles of Consolidation.

The consolidated financial statements include the accounts of Choice Hotels International, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

On July 1, 2002, the Company acquired a controlling interest in Choice Hotels Australasia Pty. Ltd. (formerly Flag Choice Hotels) (“Flag”). Flag, based in Melbourne, Australia, is a franchisor of hotels in Australia, Papua New Guinea, American Samoa, Fiji and New Zealand. The results of Flag have been consolidated since that date.

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation with no effect on previously reported net income or shareholders’ deficit.

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

Royalty fees, which are typically based on a percentage of gross room revenues of each franchisee, are recorded when earned and receivable from the franchisee. An estimate of uncollectible royalty fees is charged to bad debt expense and included in selling, general and administrative expenses in the accompanying consolidated statements of income.

The Company generates partner services revenues from endorsed vendors. Partner services revenues are generally earned based on the level of goods or services purchased from endorsed vendors by hotel franchise owners and hotel guests who stay in the Company’s franchised hotels. The Company accounts for partner services revenues in accordance with Staff Accounting Bulletin No. 104, (“SAB 104”) “Revenue Recognition.” SAB 104 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company recognizes partner services revenues when the services are performed or the product delivered, evidence of an arrangement exists, the fee is fixed and determinable and collectibility is probable. SAB 104 requires the Company to defer the recognition of partner services revenues related to upfront fees. Such upfront fees are generally recognized over a period corresponding to the Company’s estimate of the life of the arrangement.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Choice Privileges is our frequent guest loyalty program. Choice Privileges enables members to earn points based on their spending levels at participating brands and, to a lesser degree, through participation in affiliated partners’ programs, such as those offered by credit card companies. The points, which we accumulate and track on the members’ behalf, may be redeemed for free accommodations, airline frequent flier program miles or other benefits. Points cannot be redeemed for cash.

We provide Choice Privileges as a marketing program to participating hotels. The cost of operating the program, including the estimated cost of award redemptions, are charged to the participating hotels by collecting a percentage of program members’ room revenue from participating franchises. Revenues are deferred and included within accrued expenses and other in the accompanying consolidated balance sheet equal to the estimated fair value of the future redemption obligation. A third-party actuary estimates redemption rates and point values using various actuarial methods. These judgmental factors determine the required liability for unredeemed points. Upon redemption of the points, the Company recognizes the previously deferred revenue as well as the corresponding expense relating to the cost of the awards redeemed. Revenues in excess of the estimated future redemption obligation are recognized when earned to reimburse the Company for costs incurred to operate the program, including administrative costs, marketing, promotion and performing member services. Costs to operate the program, excluding estimated redemption values, are expensed when incurred.

Accounts Receivable and Credit Risk.

Accounts receivable consist primarily of franchise and related fees due from hotel franchises and are recorded at the invoiced amount. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance considering historical write-off experience and review of aged receivable balances. However, the Company considers its credit risk associated with trade receivables and the receivable for marketing and reservation fees to be partially mitigated due to the dispersion of these receivables across a large number of geographically diverse franchisees.

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

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising Costs.

The Company expenses advertising costs as the advertising occurs in accordance with American Institute of Certified Public Accountants, Statement of Position 93-7, “Reporting on Advertising Costs.” Advertising expense was $58.5 million, $51.0 million and $50.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. Prepaid advertising at December 31, 2004 and 2003 totaled $1.6 million and $0.1 million, respectively and is included within other current assets in the accompanying consolidated balance sheet. The Company includes advertising costs primarily in marketing and reservation expenses on the accompanying consolidated statements of income.

Cash and Cash Equivalents.

The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2004 and 2003, $7.4 million and $5.6 million, respectively, of book overdrafts representing outstanding checks in excess of funds on deposit are included in accounts payable in the accompanying consolidated balance sheets.

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

Impairment Policy.

The Company evaluates the impairment of property and equipment and other long-lived assets, including franchise rights and other definite-lived intangibles, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 states that an impairment of long-lived assets has occurred whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured based on net, undiscounted expected cash flows. Assets are considered to be impaired if the net, undiscounted expected cash flows are less than the carrying amount of the assets. Impairment charges are recorded based upon the difference between the carrying value and the fair value of the asset. The Company did not record any impairment on long-lived assets during the three years ended December 31, 2004.

The Company evaluates the impairment of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires goodwill to be assessed on at least an annual basis for impairment using a fair value basis. Because the Company has one reporting unit pursuant to SFAS No. 142 the fair value of the Company’s net assets are used to determine if goodwill may be impaired. The Company did not record any impairment of goodwill during the three years ended December 31, 2004, based on assessments performed by the Company.

The Company evaluates the collectibility of notes receivable in accordance with SFAS No. 114, “Accounting by Creditors For Impairment of a Loan.” SFAS No. 114 states that a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. The Company reviews outstanding notes receivable on a periodic basis to ensure that each is fully collectible. If the Company concludes that it will be unable to collect all

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amounts due, the Company will record an impairment charge based on the present value of expected future cash flows, discounted at the loan’s effective interest rate. The Company has not recorded any material impairment charges related to notes receivable during the three years ended December 31, 2004.

Deferred Financing Costs.

Debt financing costs are deferred and amortized, using the effective interest method, over the term of the related debt. As of December 31, 2004 and 2003, unamortized deferred financing costs were $1.4 million and $1.5 million, respectively, and are included in other non-current assets in the accompanying consolidated balance sheets.

In July 2004, the Company entered into a $265 million senior unsecured revolving credit facility (“Revolver”). The proceeds were used to refinance and terminate the Company’s existing senior credit facility (“Old Credit Facility”). The Company accounted for the refinancing of the Old Credit Facility in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” and EITF No. 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.” Pursuant to these pronouncements, the Company recorded a loss on extinguishment of debt of approximately $0.7 million.

Investments.

The Company accounts for its investment in the common stock of Choice Hotels Scandinavia (“CHS”) in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 130, “Reporting Comprehensive Income.” The Company accounts for its investment in Choice Hotels Canada, Inc. (“CHC”) in accordance with Accounting Principles Board Opinion (“APB”) No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

Derivatives.

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires the recognition of the fair value of derivatives in the balance sheet, with changes in the fair value recognized either in earnings or as a component of other comprehensive income dependent upon the nature of the derivative. SFAS No. 133 also states that any deferred gain on previous hedging activity does not meet the definition of a liability, due to a lack of expected future cash flows and therefore should be included in comprehensive income. As of December 31, 2004 the Company had no derivative financial instruments.

Stock-based compensation.

The Company has stock-based employee compensation plans, which are described more fully in Note 14. Prior to January 1, 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in 2002 or prior years’ net income related to the grant of stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted, in accordance with the prospective method prescribed by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for all employee awards granted, modified, or settled after January 1, 2003.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Therefore, the cost related to stock-based employee compensation included in the determination of net income for each of the three years ended December 31, 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Years Ended December 31,
	2004	2003	2002
	(In millions, except per share amounts)
Net income, as reported	$74.3	$71.9	$60.8
Stock-based employee compensation expense included in reported net income, net of related tax effects	2.2	1.4	1.2
Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(3.5)	(2.9)	(3.8)

Pro forma, net income	$73.0	$70.4	$58.2

Earnings per share:
Basic, as reported	$2.24	$2.01	$1.55
Basic, pro forma	$2.20	$1.97	$1.48
Diluted, as reported	$2.15	$1.96	$1.52
Diluted, pro forma	$2.12	$1.92	$1.45

Notes Receivable.

From time to time, the Company provides financing to franchisees for property improvements and other purposes in the form of interest free notes. The terms of the notes range from 3 to 10 years and are forgiven and amortized over that time period if the franchisee remains in the system in good standing. As of December 31, 2004 and 2003, other non-current assets included $8.7 million and $7.6 million, respectively, net of allowance, related to the unamortized balance of these notes. As of December 31, 2004 and 2003, other non-current assets include an allowance for doubtful accounts related to these notes of $0.9 million and $0.8 million, respectively. Amortization expense included in the accompanying consolidated statements of income related to the notes was $1.2 million, $0.8 million and $0.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Income Taxes.

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company does not provide additional United States income taxes on undistributed earnings of consolidated foreign subsidiaries included in retained earnings. Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when required for domestic business operations, tax or cash reasons. On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA creates a temporary incentive for United States multinational corporations to

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

repatriate accumulated income of foreign subsidiaries by providing an 85 percent dividends received deduction for qualifying dividends from controlled foreign corporations. In December 2004, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP”) regarding “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the AJCA” (“FSP 109-2”). FSP 109-2 allows the Company time beyond the fourth quarter of 2004, the period of enactment, to evaluate the effect of the AJCA on our plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We have begun an evaluation of the effects of the repatriation provision and expect to complete the analysis prior to the end of the third quarter of 2005.

The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Judgment is required in determining our worldwide income tax provision. In the ordinary course of global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of cost reimbursement arrangements among related entities. Although we believe our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our historical income tax provisions and accruals. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations could have a material impact on the Company’s results of operations. The Company accounts for income tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.”

Tax savings resulting from deductions greater than compensation cost reflected in net income, if any, for stock-based employee compensation is credited directly to additional paid-in-capital when realization of such benefit is fully assured.

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

2.    Other Current Assets

Other current assets consist of the following at:

	December 31,
	2004	2003
	(In thousands)
Prepaid expenses	$3,911	$3,260
Other current assets	301	353

Total	$4,212	$3,613

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Property and Equipment

The components of property and equipment in the consolidated balance sheets are:

	December 31,
	2004	2003
	(In thousands)
Land and land improvements	$2,628	$2,617
Land held for sale	1,540	1,556
Facilities in progress	2,862	2,313
Computer equipment and software	92,491	88,051
Buildings and improvements	36,241	35,330
Furniture, fixtures and equipment	14,142	13,262

	149,904	143,129
Less: Accumulated depreciation and amortization	(102,412)	(88,876)

Property and Equipment, at cost, net	$47,492	$54,253

On February 3, 2005, the land held for sale was sold for $1.7 million resulting in a gain on disposition of property totaling $0.1 million.

As facilities in progress are completed and placed in service, they are transferred to appropriate property and equipment categories and depreciation begins. Depreciation expense, excluding amounts attributable to marketing and reservation activities, for the years ended December 31, 2004, 2003 and 2002 was $5.0 million, $6.5 million and $5.6 million, respectively. Depreciation has been computed for financial reporting purposes using the straight-line method. A summary of the ranges of estimated useful lives upon which depreciation rates are based follows:

Computer equipment and software	3-7 years
Buildings and improvements	10-40 years
Furniture, fixtures and equipment	3-15 years

4.    Goodwill, Franchise Rights and Other Intangibles

Goodwill relates to the purchase price of a minority interest in the Company for consideration in excess of the recorded minority interest. Pursuant to SFAS No. 142, the Company is not required to amortize goodwill.

Franchise rights represent the unamortized purchase price assigned to acquire long-term franchise contracts. As of December 31, 2004 and 2003, the unamortized balance relates primarily to the Econo Lodge and Flag franchise rights. The franchise rights are being amortized over lives ranging from 5 to 17 years. Amortization expense for the years ended December 31, 2004, 2003 and 2002 amounted to $3.4 million, $3.4 million and $3.1 million, respectively. Franchise rights are net of accumulated amortization of $42.1 million and $38.6 million at December 31, 2004 and 2003, respectively. The estimated annual amortization expense related to the Company’s franchise rights for each of the years ending December 31, 2005 through 2009 is $3.4 million.

Other non-current assets include approximately $2.7 million of unamortized intangible assets related to trademarks at December 31, 2004 and 2003, respectively. The trademarks are being amortized over ten years. Amortization expense for the years ended December 31, 2004, 2003 and 2002 amounted to $0.4 million, $0.3 million and $0.4 million, respectively. Trademarks are net of accumulated amortization of $3.3 million and $2.9 million at December 31, 2004 and 2003, respectively. The estimated annual amortization expense related to the Company’s trademarks for each of the years ending December 31, 2005 through 2009 is $0.4 million.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Receivable-Marketing and Reservation Fees

The Company’s franchise agreements require the payment of franchise fees, which include marketing and reservation fees. The Company is obligated to use the marketing and reservation fees it assesses against the current franchisees comprising its various hotel brand systems to provide marketing and reservation services appropriate for the successful operation of the systems. In discharging its obligation to provide sufficient and appropriate marketing and reservation services, the Company has the right to expend funds in an amount reasonably necessary to ensure the provision of such services, whether or not such amount is currently available to the Company for reimbursement. The franchise agreements provide the Company the right to advance monies to the franchise system when the needs of the system surpass the balances currently available.

Under the terms of these agreements, the Company has the legally enforceable right to assess and collect from its current franchisees fees sufficient to pay for the marketing and reservation services the Company has procured for the benefit of the franchise system, including fees to reimburse the Company for past services rendered. The Company has the contractual authority to require that the franchisees in the system at any given point repay any deficits related to marketing and reservation activities. The Company’s current franchisees are legally obligated to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue. The Company has no present intention to accelerate repayment of the deficit from current franchisees.

The marketing and reservation fees receivable at December 31, 2004 and 2003 was $21.7 million and $32.4 million, respectively. Depreciation and amortization expense attributable to marketing and reservation activities for the years ended December 31, 2004, 2003 and 2002 was $9.1 million, $12.1 million and $13.0 million, respectively. Interest expense attributable to reservation activities was $1.5 million, $1.3 million and $1.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

6.    Transactions with Sunburst

Effective October 15, 1997, Choice Hotels International, Inc. (“CHI”), which at that point included both the franchising business and owned hotel business, separated the businesses via spin-off of the Company. CHI changed its name to Sunburst Hospitality Corporation (referred to hereafter as “Sunburst”). As part of the spin-off, Sunburst and the Company entered into a strategic alliance agreement. Among other things, the strategic alliance agreement, as amended, provided for (i) certain commitments by Sunburst for the development of MainStay Suites hotels; (ii) the determination of liquidated damages related to termination of Choice branded Sunburst properties; and (iii) certain franchise fee credits. The Mainstay development commitments expired in October 2002. The liquidated damage provisions extend through the life of existing franchise agreements. The franchise fee credit provisions expired in October 2003. Other revenues for the year ended December 31, 2003 includes $1.7 million of liquidated damages received from Sunburst for the termination of franchises. As of December 31, 2004, Sunburst operates 27 hotels under franchise with the Company.

In January 2001, the Company received certain consideration including a $35 million seven-year senior subordinated note bearing interest at 11 3/8% (the “New Note”) in conjunction with the restructuring and cancellation of a subordinated term note from Sunburst received pursuant to the spin-off. The New Note accrued interest up until June 2002, at which point interest became payable semi-annually in arrears.

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

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

redemption provision to allow Sunburst to redeem the New Note at a percentage of the principal amount equal to (i) 105.6875%, plus (ii) 2.84375% multiplied by the number of days prior to January 5, 2005 that redemption is made, divided by 365 days.

On December 19, 2003, Sunburst redeemed the New Note for approximately $47.1 million (including accrued interest of $2.2 million). The Company recognized a gain of $3.4 million in the accompanying consolidated statement of income for the year ended December 31, 2003 related to the note prepayment. The Company also recognized tax benefits of approximately $1.3 million in 2003 through reduction of liabilities for tax contingencies as a result of the gain on the transaction.

As a result of the December 2003 repayment of the New Note by Sunburst, no interest income was recognized related to the note in 2004. The Company recognized interest income related to the New Note of $4.5 million and $4.6 million for the years ended December 31, 2003 and 2002, respectively.

Total franchise fees, including royalty, marketing and reservation fees, paid by Sunburst to the Company, net of royalty fee credits, included in the accompanying consolidated financial statements were $5.3 million, $5.3 million and $6.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004 and 2003, accounts receivable included $0.9 million and $1.1 million due from Sunburst, respectively.

7.    Restructuring Programs

During 2002, the Company recognized a restructuring charge expense of $1.6 million pursuant to SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The restructuring charge related to employee severance and termination benefits for 23 employees resulting from corporate realignment initiatives and is included in selling, general and administrative expenses in the accompanying consolidated statements of income. The restructuring was initiated and completed in 2002. Approximately $0.3 million of the expense was related to stock compensation for certain severed employees and was credited directly to additional paid-in capital. During 2003 and 2002, the Company paid approximately $0.9 million and $0.4 million in cash related to this restructuring. The payments made during 2003 satisfied the Company’s obligations related to the 2002 restructuring resulting in no liability remaining at December 31, 2003.

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

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Accrued Expenses and Other

Accrued expenses and other consisted of the following at:

	December 31,
	2004	2003
	(In thousands)
Deferred loyalty program revenue	$20,317	$11,770
Accrued salaries and benefits	20,095	17,219
Dividends payable	7,271	6,899
Deferred revenue	2,029	4,475
Accrued interest	1,261	1,392
Other liabilities and contingencies	8,265	4,310

Total	$59,238	$46,065

Other liabilities and contingencies include accruals for tax contingencies. These accruals have been recorded to address potential exposures involving tax positions that could be challenged by taxing authorities.

9.    Long-Term Debt

Debt consisted of the following at:

	December 31,
	2004	2003
	(In thousands)
$265 million senior unsecured revolving credit facility with an effective rate of 3.42% at December 31, 2004	$218,200	—
$265 million competitive advance and multi-currency revolving credit facility with an effective rate of 2.29% at December 31, 2003	—	$143,458
$100 million senior notes with an effective rate of 7.22% at December 31, 2004 and 2003	99,785	99,720
Line(s) of credit ($10 million and $20 million of aggregate borrowing capacity as of December 31, 2004 and 2003, respectively) with an effective rate of 3.50% and 2.25% at December 31, 2004 and 2003, respectively	10,000	2,600
Other notes with an average effective rate of 3.50% and 2.89% at December 31, 2004 and 2003, respectively	718	874

Total debt	$328,703	$246,652

Scheduled principal maturities of debt as of December 31, 2004 were as follows:

Year	(In thousands)
2005	$10,146
2006	146
2007	146
2008	99,931
2009	218,334

Total	$328,703

In June 2001, the Company entered into a five-year competitive advance and multi-currency credit facility (“Old Credit Facility”). The Old Credit Facility originally provided for a term loan of $150 million and a

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

revolving credit facility of $110 million. On September 29, 2001, the Company signed an amendment to the Old Credit Facility, for an additional $5 million under the revolving credit facility, bringing the total amount of available commitments to $265 million. The amendment also transferred $35 million from the term loan to the revolving credit facility. As amended, the initial term loan amount was $115 million and the revolving credit facility was $150 million. The term loan was scheduled to partially amortize over the three years ending June 30, 2006. The unamortized balance of the term loan and all outstanding revolving loans were scheduled to mature in June 2006. Borrowings under the Old Credit Facility bore interest, at one of several rates, at the option of the Company, including LIBOR plus 0.60% to 2.0%, based upon the credit rating of the Company and the loan type. The Old Credit Facility required the Company to pay annual fees ranging, based upon the credit rating of the Company, between 1/15 of 1% to 1/2 of 1% of the aggregate available commitment under the revolving credit facility.

In July 2004, the Company entered into a $265 million senior unsecured revolving credit facility (the “Revolver”) with a syndicate of lenders. The proceeds from the Revolver were used to refinance and terminate the revolving credit facility and term loan outstanding under the Company’s Old Credit Facility. The Revolver permits the Company to borrow, repay and reborrow revolving loans until the scheduled maturity date in July 2009. Borrowings pursuant to the Revolver bear interest, at one of several rates selected by the Company, based upon the credit rating of the Company and include LIBOR plus 62 1/2 basis points to 125 basis points; prime rate; and prime rate minus 175 basis points. In addition, the Company has the option to request participating banks to bid on loan participation at lower rates than those contractually provided by the Revolver. The Revolver requires the Company to pay a commitment fee ranging, based upon the credit rating of the Company, between 12 1/2 basis points and 25 basis points of the average daily-unused portion of the aggregate available commitment. The Revolver also provides for the issuance of letters of credit on behalf of the Company. The Revolver includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage. As of December 31, 2004 the Company was in compliance with all covenants under the Revolver. The Revolver restricts the Company’s ability to make certain investments, incur certain debt, and dispose of assets, among other restrictions. As of December 31, 2004, the Company had $218.2 million of revolving loans outstanding pursuant to the Revolver.

The proceeds from the Revolver are used for general corporate purposes, including working capital, debt repayment, stock repurchases and investments.

In 1998, the Company completed a $100 million senior unsecured note offering (“the Notes”) at a discount of $0.6 million, bearing a coupon rate of 7.13% with an effective rate of 7.22%. The Notes will mature on May 1, 2008, with interest on the Notes to be paid semi-annually. The Company used the net proceeds from the offering of approximately $99 million to repay amounts outstanding under the Company’s previous credit facility. The Notes contain a call provision that would require the Company to pay a premium if the Notes were redeemed prior to their maturity. At December 31, 2004, the call provision would have resulted in a premium of $12.4 million.

The Company has a line of credit with a bank providing up to an aggregate of $10 million of borrowings which is due upon demand. The line of credit ranks pari-pasu (or equally) with the Revolver. Borrowings under the line of credit bear interest at rates established at the time of borrowing based on prime minus 175 basis points. As of December 31, 2004, $10.0 million was outstanding pursuant to this line of credit.

10.    Foreign Operations

The Company accounts for foreign currency translation in accordance with SFAS No. 52, “Foreign Currency Translation.” Revenues generated by foreign operations, including royalty, marketing and reservations

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fees, for the years ended December 31, 2004, 2003 and 2002 were $22.0 million, $19.1 million and $14.2 million, respectively. Net income, including equity in the income and (loss) of equity method investments, attributable to the Company’s foreign operations was $4.8 million, $4.4 million and $3.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Choice Hotels Australasia (formerly Flag Choice Hotels)

On July 1, 2002, the Company acquired a controlling interest in Choice Hotels Australasia Pty. Ltd. (formerly Flag Choice Hotels) (“Flag”) (the “Flag Transaction”). Flag, based in Melbourne, Australia, is a franchisor of certain hotel brands in Australia, Papua New Guinea, American Samoa, Fiji and New Zealand. The acquisition of a controlling interest in Flag gave the Company the ability to control the Choice and Flag brands in Australia, Papua New Guinea, American Samoa and Fiji and the Flag brand in New Zealand. In September 2003, our master franchise agreement with a third party that included the right to franchise the Choice brands in New Zealand was terminated. At that time, Flag obtained the rights to the Choice brands in New Zealand.

Pursuant to the Flag Transaction, the Company converted an existing $1.1 million convertible note due from Flag into an additional 15% of Flag’s equity (beyond the 15% equity interest held prior to the Flag Transaction) and purchased an additional 25% of Flag’s equity for approximately $1.6 million increasing the Company’s total ownership in Flag to 55% as of July 1, 2002.

Pursuant to the Flag Transaction, the Company gave the seller the right to “put” the remaining 45% equity interest in Flag to the Company for approximately $1.1 million. The put right was permitted to be exercised between January 1, 2003 and June 30, 2007. The Company accounted for the put right in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 133 requires the recognition of all derivatives, except certain qualifying hedges, as either assets or liabilities measured at fair value, with changes in value reflected as current period income or loss unless specific hedge accounting criteria are met. The fair value of the put rights was $0 at December 31, 2002, and no income or expense related to this derivative was recorded for the year ended December 31, 2002. The seller exercised the put right in January 2003. The put transaction closed in February 2003, at which time Flag became a wholly owned subsidiary.

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

	$4,350

The Company began consolidating the results of Flag on July 1, 2002. The pro forma results of operations as if Flag had been combined at the beginning of 2002 would not be materially different from the Company’s reported results for that period.

Choice Hotels Scandinavia

The Company accounts for its investment, representing 1% of the outstanding common stock of Choice Hotels Scandinavia (“CHS”) as an available for sale security in accordance with SFAS 115. The investment is

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

included in other non-current assets in the accompanying consolidated balance sheets at fair value. As of December 31, 2004 and 2003, the fair value of the Company’s investment in CHS was $1.0 million and $0.7 million, respectively, based on quoted market prices. During the years ended December 31, 2004, 2003 and 2002, the Company recognized approximately $0.2 million, $0.1 million and $0.1 million, respectively, of unrealized gains attributable to this investment as a component of other comprehensive income.

Choice Hotels Canada, Inc.

The Company has a 50% interest in Choice Hotels Canada, Inc. (“CHC”), a joint venture with a third party. During 2004, 2003 and 2002, the Company recorded $0.7 million, $0.6 million and $0.5 million, respectively, based on CHC’s results for the twelve months ended November 30, 2004, 2003 and 2002 of equity method income related to this investment pursuant to APB Opinion No. 18 in the accompanying consolidated statements of income. The Company received dividends from CHC of $0.8 million, and $0.4 million for the years ended December 31, 2004 and 2003, respectively. During 2004, 2003 and 2002, the Company recognized in the accompanying consolidated statements of income, revenues of $7.1 million, $6.2 million and $4.7 million, respectively, including royalty, marketing, reservation fees and other franchise revenues from CHC.

11.    Pension, Profit Sharing, and Incentive Plans

The Company sponsors a 401(k) retirement plan for all eligible employees. For the years ended December 31, 2004, 2003 and 2002, the Company recorded compensation expense of $2.8 million, $1.7 million and $1.5 million, respectively, representing matching contributions for plan participants. In accordance with the plan, the Company makes its matching contribution with Company stock. On an annual basis, the Company purchases shares with a fair value equal to the Company’s matching contribution and deposits the shares in the participant’s accounts with the plan investment custodian.

The Company sponsors an unfunded non-qualified defined benefit plan (“SERP”) for certain senior executives. No assets are held with respect to the plan, therefore benefits are funded as paid to participants. The Company accounts for the SERP in accordance with SFAS No. 87, “Employers Accounting for Pensions.” For the years ended December 31, 2004, 2003 and 2002, the Company recorded $0.7 million, $0.4 million and $0.3 million, respectively, of expense related to the SERP which was included in selling, general and administrative expense in the accompanying consolidated statements of income. Based on the plan retirement age of 65 years old, no benefit payments are anticipated over the next ten years. The following table presents the components of net periodic benefit costs for the three years ended December 31, 2004.

	Years ended December 31,
	2004	2003	2002
	(In thousands)
Components of net periodic pension cost:
Service cost	$416	$259	$219
Interest cost	205	139	68
Amortizations
Prior service cost	51	52	19
(Gain)/Loss	28	—	(1)

Net periodic pension	$700	$450	$305

Weighted average assumptions:
Discount rate	6.25%	7.00%	7.00%
Average compensation increase	4.50%	4.50%	4.50%

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2004 and 2003, a liability of $2.4 million and $1.7 million, respectively, related to the SERP was included in other non-current liabilities in the accompanying consolidated balance sheets. The components of the benefit obligation are as follows:

	December 31,
	2004	2003
	(In thousands)
Projected benefit obligation	$4,365	$3,283
Unrecognized prior service cost	(1,000)	(931)
Unrecognized net (gain)/loss	(1,170)	(858)

Net amount recognized	2,195	1,494
Intangible asset	192	237

Accumulated benefit obligation	$2,387	$1,731

The following is a reconciliation of the changes in the projected benefit obligation for the years ended December 31, 2004 and 2003:

	December 31,
	2004	2003
	(In thousands)
Projected benefit obligation, beginning	$3,283	$1,980
Service cost	416	259
Interest cost	205	139
Amendments	121	—
Actuarial (gain)/loss	340	905

Projected benefit obligation, ending	$4,365	$3,283

The Company sponsors two non-qualified retirement savings and investment plans for certain employees and senior executives whose pre-tax deferrals are limited under the Company’s 401(k) plan. Employee and Company contributions are maintained in separate irrevocable trusts. Legally, the assets of the trusts remain those of the Company; however, access to the trusts’ assets is severely restricted. The trusts’ cannot be revoked by the Company or an acquirer, but the assets are subject to the claims of the Company’s general creditors. The participants do not have the right to assign or transfer contractual rights in the trusts. The Company accounts for these plans in accordance with Emerging Issues Task Force (“EITF”) No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.” Pursuant to EITF 97-14, as of December 31, 2004 and 2003, the Company had recorded a deferred compensation liability of $19.0 million and $13.3 million, respectively, in other non-current liabilities in the accompanying consolidated balance sheets. The change in the deferred compensation obligation related to changes in the fair value of the diversified investments held in trust and to earnings credited to participants is recorded in compensation expense. The diversified investments held in the trusts were $17.2 million and $12.1 million as of December 31, 2004 and 2003, respectively, and are recorded at their fair value, based on quoted market prices, in other non-current assets on the accompanying consolidated balance sheets. The change in the fair value of the diversified assets held in trust is recorded in accordance with SFAS 115 as trading security income (loss).

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Income Taxes

Income before income taxes was derived from the following:

	Years ended December 31,
	2004	2003	2002
	(In thousands)
Income before income taxes:
Domestic operations	$109,424	$108,760	$93,418
Foreign operations	5,100	3,647	2,400

Income before income taxes	$114,524	$112,407	$95,818

The provisions for income taxes were as follows:

	Years ended December 31,
	2004	2003	2002
	(In thousands)
Current tax expense
Federal	$52,334	$44,040	$21,374
State	4,288	3,979	631
Foreign	(315)	758	661
Deferred tax (benefit) expense
Federal	(15,308)	(7,306)	11,297
State	(794)	(942)	1,012
Foreign	(26)	15	(1)

Income taxes	$40,179	$40,544	$34,974

Deferred tax assets (liabilities) were comprised of the following:

	December 31,
	2004	2003
	(In thousands)
Depreciation and amortization	$(12,543)	$(16,554)
Prepaid expenses	(7,327)	(11,478)
Foreign Operations	(57)	—
Other	(2,871)	(5,510)

Gross deferred tax liabilities	(22,798)	(33,542)

Foreign operations	—	2,553
Accrued expenses	9,277	7,894
Accrued compensation	7,338	1,982
Other	1,461	1,508

Gross deferred tax assets	18,076	13,937

Net deferred tax liability	$(4,722)	$(19,605)

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the accompanying consolidated balance sheet as follows:

	December 31,
	2004	2003
	(In thousands)
Current net deferred tax assets	$2,252	$1,957
Non-current net deferred tax liabilities	(6,974)	(21,562)

Net deferred tax liability	$(4,722)	$(19,605)

No provision has been made for U.S. federal income taxes on approximately $22.3 million of accumulated and undistributed earnings of foreign subsidiaries at December 31, 2004 since these earnings are considered to be permanently invested in foreign operations.

On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA includes a temporary incentive for United States multinational corporations to repatriate undistributed earnings of foreign subsidiaries by providing an 85 percent dividends received deduction for qualifying dividends from controlled foreign corporations, as defined in the AJCA, at an effective tax cost of 5.25 percent on any such repatriated foreign earnings. The Company may elect to apply this provision to qualifying earnings repatriations in 2005. We have begun an evaluation of the effects of the repatriation provisions and expect to complete the analysis prior to the end of the third quarter 2005. The range of possible amounts that the Company is considering for repatriation under this provision is between zero and $22.3 million. The related potential range of income tax is between zero and $1.2 million.

A reconciliation of income tax expense at the statutory rate to income tax expense included in the accompanying consolidated statements of income follows:

	Years ended December 31,
	2004	2003	2002
	(In thousands, except Federal income tax rate)
Federal income tax rate	35%	35%	35%
Federal taxes at statutory rate	$40,083	$39,342	$33,536
State income taxes, net of federal tax benefit	1,933	1,974	1,068
Unrealized tax benefits	(144)	(617)	—
Other	(1,693)	(155)	370

Income tax expense	$40,179	$40,544	$34,974

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

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Other Non-Current Liabilities

Other non-current liabilities consist of the following at:

	December 31,
	2004	2003
	(In thousands)
Deferred compensation and retirement plan obligations	$21,387	$15,058
Deferred revenue	1,614	2,645
Other liabilities and contingencies	15,818	21,160

Total	$38,819	$38,863

Other liabilities and contingencies include long-term deposits and accruals for tax contingencies. These accruals have been recorded to address potential exposures involving tax positions that could be challenged by taxing authorities.

14.    Capital Stock

The Company has stock compensation plans pursuant to which it is authorized to grant restricted stock and options to purchase stock for up to 9.5 million shares of the Company’s common stock, of which 0.7 million shares remain available for grant as of December 31, 2004. Restricted stock and stock options may be granted to officers, key employees and non-employee directors.

Restricted Stock.

The following table is a summary of activity related to restricted stock grants to non-employee directors and key employees for the year ended December 31,

	2004	2003	2002
Restricted Shares Granted	204,460	7,428	109,894
Weighted Average Grant Date Fair Value per share	$39.00	$24.23	$20.94
Aggregate Grant Date Fair Value ($000)	$7,973	$180	$2,301
Restricted Shares Forfeited	2,055	—	—
Vesting Period of Shares Granted	3-5 years	3 years	5 years

The Company incurred compensation expense totaling $2.5 million, $0.9 million and $1.7 million related to the vesting of restricted stock during the years ended December 31, 2004, 2003 and 2002, respectively.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options.

A summary of the stock option activity under the Company’s stock option plan is as follows as of December 31, 2004, 2003 and 2002:

	2004		2003		2002
Fixed Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,295,740	$16.34	3,111,991	$15.03	3,095,589	$13.56
Granted	10,000	$41.49	686,967	$20.52	601,895	$21.53
Exercised	(557,107)	$15.13	(462,522)	$13.58	(442,869)	$13.01
Cancelled	(28,426)	$19.11	(40,696)	$18.79	(142,624)	$16.83

Outstanding at end of year	2,720,207	$16.65	3,295,740	$16.34	3,111,991	$15.03

Options exercisable at year end	1,634,075	$14.49	1,673,129	$13.71	1,533,471	$12.96

Weighted average fair value of options granted during the year		$13.99		$8.65		$8.95

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/04	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/04	Weighted Average Exercise Price
$ 5.01 to $ 9.00	12,000	5.7 years	$7.82	—	—
$ 9.01 to $13.00	896,634	3.2 years	$12.09	877,259	$12.12
$13.01 to $17.65	712,440	4.6 years	$15.64	523,905	$15.54
$17.66 to $30.00	1,089,133	7.5 years	$20.94	232,911	$21.04
$30.01 to $41.49	10,000	9.1 years	$41.49	—	—

	2,720,207	5.3 years	$16.65	1,634,075	$14.49

SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosures,” requires companies to provide additional note disclosures about employee stock-based compensation plans based on a fair value method of accounting.

For purposes of the pro forma disclosure included in the stock-based compensation section of Note 1, compensation cost for the Company’s stock option plan was determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123.

The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002:

	2004	2003	2002
Risk-free interest rate	3.03%	2.57%	3.58%
Volatility	37.97%	39.69%	35.43%
Expected Lives	6 years	6 years	6 years
Dividend Yield	1.93%	0%	0%

Stock Repurchase Program.

The Company announced a stock repurchase program on June 25, 1998 to increase returns to its shareholders. Treasury stock activity is recorded at cost in the accompanying consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Through December 31, 2004, the Company had repurchased 32.5 million shares of its common stock at a total cost of $663 million, including 3.2 million shares of common stock at a total cost of $148.3 million during the year ended December 31, 2004. Subsequest to December 31, 2004 through March 10, 2005, the Company had repurchased an additional 0.2 million shares of its common stock at a total cost of $13.5 million, including 0.1 million at a total cost of $6.0 million from one of the Company’s largest shareholders.

On February 19, 1998, the Board of Directors adopted a shareholder rights plan under which a dividend of one preferred stock purchase right was distributed for each outstanding share of the Company’s common stock to shareholders of record on April 3, 1998. Each right will entitle the holder to buy 1/100th of a share of a newly issued series of a junior participating preferred stock of the Company at an exercise price of $75 per share. The rights will be exercisable, subject to certain exceptions, 10 days after a person or a group acquires beneficial ownership of 10% or more of the Company’s common stock. Shares owned by a person or group on February 19, 1998, and held continuously thereafter are exempt for purposes of determining beneficial ownership under the rights plan. The rights will be non-voting and will expire on January 31, 2008, unless exercised or previously redeemed by the Company for $.001 each. If the Company is involved in a merger or certain other business combinations not approved by the Board of Directors, each right will entitle its holder, other than the acquiring person or group, to purchase common stock of either the Company or the acquirer having a value of twice the exercise price of the right. On February 14, 2005, the Company’s board of directors voted to terminate this rights agreement.

15.    Comprehensive Income

The components of accumulated other comprehensive income are as follows:

	December 31,
	2004	2003	2002
	(In thousands)
Unrealized gains (losses) on available-for-sale securities	$123	$(18)	$(80)
Foreign currency translation adjustments	1,054	866	(235)
Deferred gain on hedging activity	223	290	357

Total accumulated other comprehensive income	$1,400	$1,138	$42

The components of other comprehensive income are as follows:

	Amount Before Taxes	Income Tax (Expense)/Benefit	Amount Net of Taxes
2004
Net unrealized gains	$225	$(84)	$141
Foreign currency translation adjustment, net	188	—	188
Amortization of deferred gain on hedge	(110)	43	(67)

Total other comprehensive income	$303	$(41)	$262

2003
Net unrealized gains	$99	$(37)	$62
Foreign currency translation adjustment, net	1,101	—	1,101
Amortization of deferred gain on hedge	(110)	43	(67)

Total other comprehensive income	$1,090	$6	$1,096

2002
Net unrealized gains	$195	$(73)	$122
Foreign currency translation adjustment, net	341	—	341
Amortization of deferred gain on hedge	(110)	43	(67)

	$426	$(30)	$396

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 1999, the Company entered into an interest rate swap agreement to fix certain of its variable rate debt in order to reduce the Company’s exposure to fluctuations in interest rates. On March 3, 2000, the interest rate swap agreement was settled resulting in a deferred gain. In accordance with SFAS 133, the unamortized gain was reclassified in 2001 to other comprehensive income and is being amortized over the original life of the related debt as a reduction of interest expense. In each of 2004, 2003 and 2002, the Company recorded approximately $67,000, net of taxes, of amortization related to this deferred gain.

16.    Earnings Per Share

The following table reconciles the number of shares used in the basic and diluted earnings per share calculations.

	Years Ended December 31,
	2004	2003	2002
	(In millions, except per share amounts)
Computation of Basic Earnings Per Share:
Net income	$74.3	$71.9	$60.8

Weighted average shares outstanding-basic	33.2	35.7	39.3

Basic earnings per share	$2.24	$2.01	$1.55

Computation of Diluted Earnings Per Share:
Net income for diluted earnings per share	$74.3	$71.9	$60.8
Weighted average shares outstanding-basic	33.2	35.7	39.3
Effect of Dilutive Securities:
Employee stock option and restricted stock plan	1.3	1.0	0.8

Weighted average shares outstanding-diluted	34.5	36.7	40.1

Diluted earnings per share	$2.15	$1.96	$1.52

The effect of dilutive securities is computed using the treasury stock method and average market prices during the period. In 2002, the Company excluded 50,000 anti-dilutive options from the computation of diluted earnings per share.

17.    Leases

The Company enters into operating leases primarily for office space and computer equipment. Rental expense under non-cancelable operating leases was approximately $12.8 million, $15.2 million and $12.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. The Company received sublease rental income related to computer equipment leased to franchisees totaling $8.8 million, $10.2 million and $9.1 million during the years ended December 31, 2004, 2003 and 2002, respectively. Future minimum lease payments are as follows:

	2005	2006	2007	2008	2009	Thereafter	Total
	(In thousands)
Minimum lease payments	$10,842	$6,429	$3,878	$3,884	$3,943	$14,056	$43,032
Minimum sublease rentals	(7,171)	(2,642)	(45)	—	—	—	(9,858)

	$3,671	$3,787	$3,833	$3,884	$3,943	$14,056	$33,174

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    Reportable Segment Information

The Company has a single reportable segment encompassing its franchising business. Revenues from the franchising business include royalty fees, initial franchise and relicensing fees, marketing and reservation fees, partner services revenue and other revenue. The Company is obligated under its franchise agreements to provide marketing and reservation services appropriate for the successful operation of its systems. These services do not represent separate reportable segments as their operations are directly related to the Company’s franchising business. The revenues received from franchisees that are used to pay for part of the Company’s central on-going operations are included in franchising revenues and are offset by the related expenses paid for marketing and reservation activities to calculate franchising operating income. Corporate and other revenue consists of hotel operations. Except as described in Note 5, the Company does not allocate interest and dividend income, interest expense or income taxes to its franchising segment.

The following table presents certain financial information for the Company’s franchising segment.

	Year Ended December 31, 2004
	Franchising	Corporate & Other	Elimination Adjustments	Consolidated
	(In thousands)
Revenues	$425,077	$3,729	—	$428,806
Operating income (loss)	161,564	(36,564)	—	125,000
Depreciation and amortization	11,429	7,576	(9,058)	9,947
Capital expenditures	5,376	1,483	—	6,859
Total assets	186,746	75,642	—	262,388

	Year Ended December 31, 2003
	Franchising	Corporate & Other	Elimination Adjustments	Consolidated
	(In thousands)
Revenues	$382,539	$3,565	—	$386,104
Operating income (loss)	150,490	(36,507)	—	113,983
Depreciation and amortization	14,671	8,631	(12,077)	11,225
Capital expenditures	7,342	1,138	—	8,480
Total assets	195,106	72,166	—	267,272

	Year Ended December 31, 2002
	Franchising	Corporate & Other	Elimination Adjustments	Consolidated
	(In thousands)
Revenues	$362,231	$3,331	—	$365,562
Operating income (loss)	140,256	(35,556)	—	104,700
Depreciation and amortization	14,925	9,352	(13,026)	11,251
Capital expenditures	7,562	4,671	—	12,233
Total assets	221,668	95,105	—	316,773

Long-lived assets related to international operations were $9.2 million, $9.9 million and $8.1 million as of December 31, 2004, 2003 and 2002, respectively. All other long-lived assets of the Company are associated with domestic activities.

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

The Company has a $3.0 million letter of credit issued as support for construction and permanent financing of a Sleep Inn and a MainStay Suites located in Atlanta, Georgia. No amounts were drawn against this letter of credit as of December 31, 2004. The letter of credit expires in April 2005.

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

20.    Fair Value of Financial Instruments

The balance sheet carrying amount of cash and cash equivalents and receivables approximates fair value due to the short-term nature of these items. Long-term debt consists of bank loans and senior notes. Interest rates on the Company’s bank loans adjust frequently based on current market rates; accordingly, the carrying amount of the Company’s bank loans approximates fair value. The $100 million unsecured senior notes have an approximate fair value at December 31, 2004 and 2003 of $109.0 million and $111.7 million, respectively, based on quoted market prices.

21.    Related Party Transactions

During 2003 and 2002, the Company repurchased 1.0 million shares and 1.7 million shares of its common stock at a total cost of $24.8 million and $41.7 million, respectively from the Company’s largest shareholder, affiliates and related parties. No shares were repurchased from related parties during 2004. On March 10, 2005, the Company purchased 0.1 million shares at a cost of $6.0 million from one of the Company’s largest shareholders.

During 2004, the Company recognized stock compensation expense of approximately $0.3 million resulting from acceleration of vesting of stock options and restricted stock held by a retiring board member who is a member of the family of the Company’s largest shareholder.

The Company paid approximately $187,028 to and received approximately $121,040 from corporations owned or controlled by family members of the Company’s largest shareholder related to the lease of personal and real property during 2004. During 2003, the Company paid approximately $298,385 and received approximately $121,040. During 2002, the Company paid approximately $41,000 and received approximately $104,000.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22.    Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. Effective, January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for all employee awards granted, modified, or settled after January 1, 2003. SFAS No. 123R will require the Company to apply fair value recognition provisions to all unvested equity awards as of the first interim reporting period starting after June 15, 2005, which is the Company’s third quarter beginning July 1, 2005. The adoption of SFAS No. 123R is not expected to have a material effect on the Company’s results of operations or financial condition.

23.    Selected Quarterly Financial Data – (Unaudited)

	First Quarter	Second Quarter	Third Q uarter	Fourth Quarter	2004
	(In thousands, except per share data)
Revenues	$87,235	$107,175	$127,510	$106,886	$428,806
Operating income	$18,899	$32,136	$42,489	$31,476	$125,000
Income before income taxes	$16,849	$29,498	$38,971	$29,206	$114,524
Net income	$10,594	$18,503	$24,916	$20,332	$74,345
Per basic share:
Net income	$0.31	$0.55	$0.76	$0.63	$2.24
Per diluted share:
Net income	$0.30	$0.53	$0.73	$0.60	$2.15

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2003
	(In thousands, except per share data)
Revenues	$81,556	$103,497	$105,893	$95,158	$386,104
Operating income	$17,232	$28,667	$39,772	$28,312	$113,983
Income before income taxes	$15,562	$27,487	$38,554	$30,804	$112,407
Net income	$9,687	$17,111	$24,345	$20,720	$71,863
Per basic share:
Net income	$0.26	$0.48	$0.68	$0.59	$2.01
Per diluted share:
Net income	$0.26	$0.47	$0.66	$0.57	$1.96

The matters which effect the comparability of our quarterly results include seasonality, the loss on extinguishment of debt in the third quarter 2004 and the gain related to the fourth quarter 2003 note prepayment by Sunburst.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

The Company formed a disclosure review committee whose membership includes the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), among others. The disclosure review committee’s procedures are considered by the CEO and CFO in performing their evaluations of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and in assessing the accuracy and completeness of the Company’s disclosures.

An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004.

Management’s Report on Internal Control Over Financial Reporting

The management of Choice Hotels International, Inc. and its subsidiaries (together “the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management’s assessment under those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.    Other Information

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

Code of Ethics

The Company has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer and Controller. A copy of the Code of Ethics is included hereto as Exhibit 14.01.

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

Item 14.    Principal Accounting Fees and Services.

The required information will be set forth under “Fiscal 2004 Audit Firm Fee Summary” and “Audit Committee Matters” in the Company’s proxy statement, and reference is expressly made to the proxy statement for the specific information incorporated in this Form 10-K.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	List of Documents Filed as Part of this Report

1.	Financial Statements

The response to this portion of Item 15 is submitted under Item 8 of this Report on Form 10-K.

2.	Financial Statement Schedules

The following are filed as an exhibit to this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm required pursuant to Item 15(a)2 is submitted under Item 8 of this report.

Schedule II-Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable.

3.    Exhibits

Exhibit Number	Description

3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

3.02(a)	Amended and Restated Bylaws of Choice Hotels International, Inc.

4.01(c)	Senior Unsecured Revolving Credit Facility agreement dated July 9, 2004 among Choice Hotels International, Inc., Wachovia Bank, National Association, as agents for the Lenders

4.02(g)	Registration Agreement dated April 28, 1998 between Choice Hotels International, Inc. and Salomon Brothers, Inc., Bear Stearns & Co. Inc. and Lehman Brothers Inc.

4.03(g)

Indenture dated as of May 4, 1998, by and among Choice Hotels International, Inc., Quality Hotels Europe, Inc., QH Europe Partnership and Marine Midland Bank, as Trustee, with respect to the 7.125% Senior Notes due 2008

4.04(g)	Specimen certificate of 7.125% Senior Note due 2008 (Original Note) (Attached as an exhibit to the Indenture set forth as Exhibit 4.03)

4.05(g)	Specimen certificate of 7.125% Senior Note due 2008 (Exchange Note) (Attached as an exhibit to the Indenture set forth as Exhibit 4.03)

4.06(f)	Rights Agreement, dated as of February 19, 1998, between Choice Hotels International, Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent

4.07*	Agreement to furnish certain debt agreements

10.01(b)	Amended and Restated Employment Agreement between Choice Hotels International, Inc. and Charles A. Ledsinger, Jr. dated November 13, 2002

10.02*	Amended and Restated Chairman’s Service Agreement dated May 4th, 2004 by and between Choice Hotels International, Inc. and Stewart Bainum, Jr.

10.03(d)	Amended and Restated Employment Agreement dated April 13, 1999 by and between Choice Hotels International, Inc. and Thomas Mirgon

10.04(e)	Choice Hotels International, Inc. Non-Employee Director Stock Option and Deferred Compensation Stock Purchase Plan

10.05(e)	Choice Hotels International, Inc. 1997 Non-Employee Director Stock Compensation Plan

10.06(l)	Choice Hotels International, Inc. 1997 Long-Term Incentive Plan

10.07(h)	Second Amended and Restated Employment Agreement dated April 13, 1999 between Choice Hotels International, Inc. and Michael J. DeSantis

10.08(i)	Commercial Lease dated May 29, 1998 among Columbia Pike I, LLC and Colesville Road, LLC (each an assignee of Manor Care, Inc.) and Choice Hotels International, Inc.

10.09(k)	Employment Agreement dated June 3, 1999 between Choice Hotels International, Inc. and Joseph M. Squeri

10.10(m)	Employment Agreement dated May 3, 2000 between Choice Hotels International, Inc. and Daniel Rothfeld

10.11(m)	Employment Agreement dated August 18, 2000 between Choice Hotels International, Inc. and Wayne Wielgus

10.12(n)	Amended and Restated Supplemental Executive Retirement Plan

10.13(b)	Choice Hotels International, Inc. Executive Deferred Compensation Plan

13.01*	Valuation and Qualifying Accounts

Exhibit Number	Description

14.01(j)	Code of Ethics

21.01*	Subsidiaries of Choice Hotels International, Inc.

23.01*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Filed herewith
(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Registration Statement on Form S-4, filed August 31, 1998 (Reg. No. 333-62543).
(b)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003.
(c)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed on August 6, 2004.
(d)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed on June 4, 1999.
(e)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Registration Statement filed on Form S-8, filed on December 2, 1997 (Reg. No. 333-41357).
(f)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated February 19, 1998, filed on March 11, 1998.
(g)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q filed for the quarterly period ended March 31, 1998, filed on May 15, 1998.
(h)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1998, filed on August 11, 1998.
(i)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 30, 1999.
(j)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on 10-K for the year ended December 31, 2003, filed March 15, 2004.
(k)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed on August 16, 1999.
(l)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Registration Statement on Form S-8, filed September 30, 1997 (Reg. No. 333-36819).
(m)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 14, 2000.
(n)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, filed April 2, 2001.

(b)	Reports on Form 8-K

The Company filed a report on Form 8-K, dated December 16, 2004, reporting that Gordon Smith had been elected as a Class II director of the Company and that William L. Jews, a Class II director has indicated that he will not stand for re-election in May 2005.

The Company filed a report on Form 8-K, dated October 28, 2004, reporting that a press release had been issued reporting the Company’s earnings for the quarter ended September 30, 2004.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

By:	/s/ CHARLES A. LEDSINGER, JR.
Charles A. Ledsinger, Jr. President and Chief Executive Officer

Dated: March 11, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEWART BAINUM, JR. Stewart Bainum, Jr.	Chairman, Director	March 9, 2005

/s/ CHARLES A. LEDSINGER, JR. Charles A. Ledsinger, Jr.	President, Chief Executive Officer & Director	March 11, 2005

/s/ LAWRENCE R. LEVITAN Lawrence R. Levitan	Director	March 9, 2005

/s/ WILLIAM L. JEWS William L. Jews	Director	March 10, 2005

/s/ RAYMOND E. SCHULTZ Raymond E. Schultz	Director	March 14, 2005

/s/ ERVIN R. SHAMES Ervin R. Shames	Director	March 9, 2005

/s/ JERRY E. ROBERTSON Jerry E. Robertson	Director	March 9, 2005

/s/ FIONA P. DIAS Fiona P. Dias	Director	March 12, 2005

/s/ GORDON SMITH Gordon Smith	Director	March 9, 2005

/s/ JOSEPH M. SQUERI Joseph M. Squeri	Executive Vice President and Chief Financial Officer	March 11, 2005

/s/ DAVID L. WHITE David L. White	Vice President, Controller	March 14, 2005