Form 10-Q
period 2005-03-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2005-05-10
CIK 1046311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NO. 001-13393

CHOICE HOTELS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	52-1209792
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10750 COLUMBIA PIKE

SILVER SPRING, MD 20901

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

CLASS	SHARES OUTSTANDING AT MARCH 31, 2005
Common Stock, Par Value $0.01 per share	32,454,471

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2005	2004
REVENUES:
Royalty fees	$33,642	$30,709
Initial franchise and relicensing fees	4,311	3,388
Partner services	2,640	2,267
Marketing and reservation	49,123	49,311
Hotel operations	920	813
Other	612	747

Total revenues	91,248	87,235

OPERATING EXPENSES:
Selling, general and administrative	16,780	15,801
Depreciation and amortization	2,325	2,534
Marketing and reservation	49,123	49,311
Hotel operations	721	690

Total operating expenses	68,949	68,336

OPERATING INCOME	22,299	18,899

OTHER INCOME AND EXPENSES:
Interest expense	3,607	2,548
Interest and other investment loss (income)	131	(312)
Equity in net income of affiliates	(199)	(186)
Gain on sale of property	(133)	—

Total other income and expenses	3,406	2,050

INCOME BEFORE INCOME TAXES	18,893	16,849
INCOME TAXES	6,894	6,255

NET INCOME	$11,999	$10,594

WEIGHTED AVERAGE SHARES OUTSTANDING-BASIC	32,070	34,273

WEIGHTED AVERAGE SHARES OUTSTANDING-DILUTED	33,321	35,639

BASIC EARNINGS PER SHARE	$0.37	$0.31

DILUTED EARNINGS PER SHARE	$0.36	$0.30

CASH DIVIDENDS DECLARED PER SHARE	$0.225	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$28,623	$28,518
Receivables (net of allowance for doubtful accounts of $5,592 and $5,956, respectively)	36,616	34,611
Deferred income taxes	2,252	2,252
Other current assets	5,509	4,212

Total current assets	73,000	69,593

PROPERTY AND EQUIPMENT, AT COST, NET	45,981	47,492

GOODWILL	60,620	60,620

FRANCHISE RIGHTS, NET	31,207	32,102

RECEIVABLE - MARKETING AND RESERVATION FEES	31,027	21,683

OTHER ASSETS	34,414	31,862

Total assets	$276,249	$263,352

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	March 31, 2005	December 31, 2004
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES

Current portion of long-term debt	$446	$10,146
Accounts payable	35,538	30,718
Accrued expenses and other	58,623	60,202
Income taxes payable	1,647	989

Total current liabilities	96,254	102,055

LONG-TERM DEBT	332,334	318,557

DEFERRED INCOME TAXES	8,516	6,974

OTHER LIABILITIES	42,679	38,819

Total liabilities	479,783	466,405

Commitments and Contingencies

SHAREHOLDERS’ DEFICIT
Common stock, $0.01 par value	325	323
Additional paid-in-capital	87,865	83,303
Accumulated other comprehensive income	1,279	1,400
Deferred compensation	(11,268)	(8,034)
Treasury stock	(637,773)	(631,312)
Retained earnings	356,038	351,267

Total shareholders’ deficit	(203,534)	(203,053)

Total liabilities and shareholders’ deficit	$276,249	$263,352

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, IN THOUSANDS)

	Three Months Ended
	March 31, 2005	March 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$11,999	$10,594

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,325	2,534
Gain on sale of property	(133)	—
Provision for bad debts	15	119
Non-cash stock compensation	1,182	873
Non-cash interest and other investment loss (income)	289	(126)
Equity in net income of affiliates	(199)	(186)

Changes in assets and liabilities:
Receivables	(2,021)	131
Receivable — marketing and reservation fees, net	(7,396)	3,366
Accounts payable	4,820	(1,305)
Accrued expenses and other	(1,572)	(563)
Income taxes payable	3,597	4,188
Deferred income taxes	1,542	158
Other current assets	(1,297)	(97)
Other liabilities	3,716	2,828

NET CASH PROVIDED BY OPERATING ACTIVITIES	16,867	22,514

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(2,993)	(1,617)
Proceeds from disposition of property	1,706	—
Issuance of notes receivable	(264)	(612)
Purchases of investments	(3,604)	(3,034)
Proceeds from sales of investments	941	1,112
Other items, net	(266)	(279)

NET CASH USED IN INVESTING ACTIVITIES	(4,480)	(4,430)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(36)	(4,830)
Net borrowings pursuant to revolving credit facility	4,097	29,500
Purchase of treasury stock	(14,052)	(39,095)
Dividends paid	(7,235)	(6,861)
Proceeds from exercise of stock options	4,944	2,818

NET CASH USED IN FINANCING ACTIVITIES	(12,282)	(18,468)

Net change in cash and cash equivalents	105	(384)
Cash and cash equivalents at beginning of period	28,518	20,714

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,623	$20,330

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments during the period for:
Income taxes, net of refunds	$1,623	$1,314
Interest	$2,017	$594
Non-cash financing activities:
Declaration of dividends	$7,228	$6,833
Income tax benefit realized related to employee stock options exercised	$2,939	$1,407
Issuance of restricted shares of common stock	$4,160	$7,393

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Company Information and Significant Accounting Policies

The accompanying unaudited consolidated financial statements of Choice Hotels International, Inc. and subsidiaries (together the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include any normal recurring adjustments) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2004 and notes thereto included in the Company’s Form 10-K, filed with the Securities and Exchange Commission on March 16, 2005 (the “10-K”). Interim results are not necessarily indicative of the entire year results because of seasonal variations. All intercompany transactions and balances between Choice Hotels International, Inc. and its subsidiaries have been eliminated in consolidation.

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

The Company’s stock-based compensation plans and related accounting policies are described more fully in the notes to the consolidated financial statements included in the 10-K. No stock-based compensation cost is reflected in the accompanying consolidated statements of income related to the grant of stock options which occurred prior to January 1, 2003, because the Company accounted for those grants under APB Opinion No. 25 and all such stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the three months ended March 31, 2005 and 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended March 31,
	(In thousands, except per share amounts)

	2005	2004
Net income, as reported	$11,999	$10,594
Stock-based employee compensation cost included in reported net income, net of related tax effects	667	476
Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(810)	(807)

Net income, pro forma	$11,856	$10,263

Earnings per share:
Basic, as reported	$0.37	$0.31
Basic, pro forma	$0.37	$0.30
Diluted, as reported	$0.36	$0.30
Diluted, pro forma	$0.36	$0.29

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. Effective, January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for all employee awards granted, modified, or settled after January 1, 2003. SFAS No. 123R will require the Company to apply fair value recognition provisions to all unvested equity awards as of the first annual reporting period starting after June 15, 2005, which is the Company’s fiscal year beginning January 1, 2006. The adoption of SFAS No. 123R is not expected to have a material effect on the Company’s results of operations or financial condition.

3. Receivable—Marketing and Reservation Fees

The marketing and reservation fees receivable at March 31, 2005 and December 31, 2004 was $31.0 million and $21.7 million, respectively. Depreciation and amortization expense attributable to marketing and reservation activities was $1.9 million and $2.5 million for the three months ended March 31, 2005 and 2004, respectively. Interest expense attributable to reservation activities was $0.2 million and $0.4 million for the three months ended March 31, 2005 and 2004, respectively.

4. Income Taxes

The income tax provisions for the three months March 31, 2005 and 2004 are based on the effective tax rates expected to be applicable for the corresponding full year periods. The 2005 and 2004 three-month rate of approximately 36.5% and 37.1%, respectively, differs from the statutory rates primarily due to foreign income earned, which is taxed at lower income tax rates than statutory U.S. income tax rates.

On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA includes a temporary incentive for United States multinational corporations to repatriate undistributed earnings of foreign subsidiaries by providing an 85 percent dividends received deduction for qualifying dividends from controlled foreign corporations, as defined in the AJCA, resulting in an effective tax cost of 5.25 percent on any such repatriated foreign earnings. The Company may elect to apply this provision to qualifying earnings repatriations in 2005. We have begun an evaluation of the effects of the repatriation provisions and expect to complete the analysis prior to the end of the third quarter 2005. The range of possible amounts that the Company is considering for repatriation under this provision is between zero and $22.3 million. The related potential range of income tax is between zero and $1.2 million.

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

5. Comprehensive Income

The differences between net income and comprehensive income are described in the following table.

	Three Months Ended March 31,
	(In thousands)

	2005	2004
Net income	$11,999	$10,594
Other comprehensive income, net of tax:
Unrealized losses on available for sale securities	(13)	(13)
Foreign currency translation adjustment, net	(91)	72
Amortization of deferred gain on hedge	(17)	(17)

Other comprehensive income (loss)	(121)	42

Comprehensive income	$11,878	$10,636

6. Capital Stock and Earnings Per Share

Stock Repurchase Program

During the three months ended March 31, 2005, the Company repurchased 0.2 million shares of its common stock at a total cost of $14.1 million, including 0.1 million at a total cost of $6.0 million from one of the Company’s largest shareholders. During the three months ended March 31, 2004, the Company repurchased 0.9 million shares of its common stock at a total cost of $39.1 million.

Restricted Stock

The following table is a summary of activity related to restricted stock grants to non-employee directors and key employees for the three months ended March 31,

	2005	2004
Restricted Shares Granted	69,789	192,194
Weighted Average Grant Date Fair Value per share	$59.61	$38.47
Aggregate Grant Date Fair Value ($000)	$4,160	$7,393
Restricted Shares Forfeited	3,634	—
Vesting Period of Shares Granted	5 years	5 years

The Company incurred compensation expense totaling $0.8 million and $0.5 million related to the vesting of restricted stock during the three months ended March 31, 2005 and 2004, respectively.

Stock Options

The Company received $4.9 million and $2.8 million in proceeds from the exercise of 0.3 million and 0.2 million employee stock options during the three months ended March 31, 2005 and 2004, respectively.

The Company granted approximately 0.2 million options to officers of the Company at a fair value of approximately $3.6 million during the three months ended March 31, 2005. The fair value of each option granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	3.70%
Volatility	36.07%
Expected lives	5.5 years
Dividend yield	1.50%

Dividends

In March 2005, the Company declared a cash dividend of $0.225 per share (or approximately $7.2 million in the aggregate), which was paid on April 22, 2005 to shareholders of record on April 8, 2005.

Earnings Per Share

The following table reconciles the number of shares used in the basic and diluted earnings per share calculations for the three months ended March 31,

(in thousands)	2005	2004
Computation of Basic Earnings Per Share:
Net income	$11,999	$10,594

Weighted average shares outstanding-basic	32,070	34,273

Basic earnings per share	$0.37	$0.31

Computation of Diluted Earnings Per Share:
Net income for diluted earnings per share	$11,999	$10,594
Weighted average shares outstanding-basic	32,070	34,273
Effect of Dilutive Securities:
Employee stock option and restricted stock plan	1,251	1,366

Weighted average shares outstanding-diluted	33,321	35,639

Diluted earnings per share	$0.36	$0.30

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share, assumes dilution and is computed based on the weighted-average number of common shares outstanding after consideration of the dilutive effect of stock options and unvested restricted stock. The effect of dilutive securities is computed using the treasury stock method and average market prices during the period. At March 31, 2005, the Company excluded 177,692 anti-dilutive options from the computation of diluted earnings per share.

7. Pension Plans

The Company sponsors an unfunded non-qualified defined benefit plan (“SERP”) for certain senior executives. No assets are held with respect to the plan; therefore benefits are funded as paid to participants. The Company accounts for the SERP in accordance with SFAS No. 87, “Employers Accounting for Pensions.” For both the three months ended March 31, 2005 and 2004, the Company recorded $0.2 million of expense related to the SERP which is included in selling, general and administrative expense in the accompanying consolidated statements of income. Based on the plan retirement age of 65 years old, no benefit payments are anticipated during the current fiscal year. The following table presents the components of net periodic benefit costs for the three months ended March 31, 2005 and 2004.

	Three months ended March 31,
(In Thousands)	2005	2004
Components of net periodic pension cost:
Service cost	$128	$104
Interest cost	66	51
Amortizations
Prior service cost	14	13
(Gain)/Loss	9	7

Net periodic pension cost	$217	$175

8. Debt

In July 2004, the Company entered into a $265 million senior unsecured revolving credit facility (the “Revolver”) with a syndicate of lenders. The Revolver permits the Company to borrow, repay and reborrow revolving loans until the scheduled maturity date in July 2009. Borrowings pursuant to the Revolver bear interest, at one of several rates selected by the Company, based upon the credit rating of the Company and include LIBOR plus 62 ½ basis points to 125 basis points; prime rate; and prime rate minus 175 basis points. In addition, the Company has the option to request participating banks to bid on loan participation at lower rates than those contractually provided by the Revolver. The Revolver requires the Company to pay a commitment fee ranging, based upon the credit rating of the Company, between 12 ½ basis points and 25 basis points of the average daily-unused portion of the aggregate available commitment. The Revolver also provides for the issuance of letters of credit on behalf of the Company. The Revolver includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage. The Revolver restricts the Company’s ability to make certain investments, incur certain debt, and dispose of assets, among other restrictions. As of March 31, 2005, the Company had $232.0 million of revolving loans outstanding pursuant to the Revolver.

In April 2005, the Company increased the available credit under the Revolver from $265 million to $350 million. The increase in the credit facility did not change any other terms of the Revolver.

As of March 31, 2005, in addition to the Revolver and senior notes, the Company had a line of credit with a bank providing up to an aggregate of $10 million of borrowings, which is due upon demand. The line of credit ranks pari-pasu (or equally) with the Company’s Revolver and includes customary financial and other covenants that require the maintenance of certain ratios identical to those included in the Company’s Revolver. Borrowings under the line of credit bear interest at rates established at the time of borrowing based on prime minus 175 basis points. As of March 31, 2005, approximately $0.3 million was outstanding pursuant to this line of credit.

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

The following table presents the financial information for the Company’s franchising segment.

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
	(In thousands)			(In thousands)

	Franchising	Corporate & Other	Consolidated	Franchising	Corporate & Other	Consolidated
Revenues	$90,328	$920	$91,248	$86,422	$813	$87,235
Operating income (loss)	31,324	(9,025)	22,299	27,668	(8,769)	18,899

10. Commitments and Contingencies

The Company is a defendant in a number of lawsuits arising in the ordinary course of business. In the opinion of management and the general counsel to the Company, the ultimate outcome of such litigation will not have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

The Company had a $3.0 million letter of credit issued as support for construction and permanent financing of a Sleep Inn and a MainStay Suites located in Atlanta, Georgia. The letter of credit expired in April 2005.

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

Overview

We are a hotel franchisor with franchise agreements representing 5,008 hotels open and 503 hotels under development as of March 31 2005, with 407,309 rooms and 39,246 rooms, respectively, in 49 states and more than 40 countries and territories outside the United States. Our brand names include Comfort Inn, Comfort Suites, Quality, Clarion, Sleep Inn, Econo Lodge, Rodeway Inn, MainStay Suites, Cambria Suites and Flag Hotels. Approximately 94% of the Company’s revenues are derived from hotels franchised in the United States.

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

Our Company articulates its mission as a commitment to provide hotel franchises to owners that strive to generate the highest return on investment. We have developed an operating system dedicated to our franchisees’ success: One that focuses on delivering guests to our franchised hotels and reducing costs for our hotel owners. More specifically, through our actions we strive every day to continuously improve our franchise offerings to create the highest return on investment of any hotel franchise.

We believe that executing our strategic priorities creates value. Our Company focuses on two key value drivers:

Profitable Growth. Our success is dependent on improving the performance of our hotels and increasing our system size by selling additional hotel franchises. We attempt to improve our franchisees’ revenues and overall profitability by providing a variety of products and services designed to increase business delivery to and/or reduce operating and development costs for our franchisees. These products and services include national marketing campaigns, a central reservation system, property and yield management systems, quality assurance standards and endorsed vendor relationships. We believe that healthy brands that deliver a compelling return on investment for franchisees will enable us to sell additional hotel franchises. We have established multiple brands that meet the needs of many types of guests, and can be developed at various price points and applied to both new and existing hotels. This ensures that we have brands suitable for creating growth in a variety of market conditions. Improving the performance of the hotels under franchise and growing the system through additional franchise sales while maintaining a disciplined cost structure are the keys to profitable growth.

Maximizing Financial Returns and Creating Value for Shareholders. Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. We believe our strong and predictable cash flows create a strong financial position that provides us a competitive advantage. Our business does not require significant capital to operate and grow, therefore, we can maintain a capital structure that generates high financial returns and use our excess cash flow to increase returns to our shareholders. We have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program that has generated substantial value for our shareholders. We have repurchased 32.8 million shares of common stock at a total cost of $676.8 million, or an average price of $20.65 per share since the program’s inception. Our cash flows from operations support our ability to complete the repurchase of approximately 1.6 million shares presently remaining under our current board of director’s authorization. Upon completion of the current authorization we will evaluate the propriety of additional share repurchases with our board of directors. In 2003, we initiated a cash dividend on our common stock. During the first quarter of 2005, we paid dividends totaling approximately $7.2 million and we presently expect to continue to pay dividends in the future. On March 3, 2005, our board of directors declared a cash dividend of $0.225 on outstanding common shares payable on April 22, 2005 to holders of record on April 8, 2005.

We believe these value drivers, when properly implemented, will enhance our profitability, maximize our financial returns and continue to generate value for our shareholders. The ultimate measure of our success will be reflected in the items below.

Results of Operation: Royalty fees, operating income, net income and diluted earnings per share represent key measurements of these value drivers. In the three months ended March 31, 2005, royalty fees revenue and operating income totaled approximately $33.6 million and $22.3 million, respectively, increases of approximately 10%

and 18%, respectively, from the same period in 2004. Net income for the three months ended March 31, 2005 increased to $12.0 million, an increase of $1.4 million or 13.3% from 2004. Diluted earnings per share for the first quarter of 2005 was $0.36, a 20% improvement over 2004 resulting from increased net income and a reduction in the number of shares outstanding attributable to our share repurchase program. These measurements will continue to be a key management focus in 2005 and beyond.

Refer to MD&A heading “Operations Review” for additional analysis of our results.

Liquidity and Capital Resources: The Company generates significant cash flows from operations. In the first quarter of 2005 and 2004, net cash provided by operating activities was $16.9 million and $22.5 million, respectively. Since our business does not require significant reinvestment of capital, we utilize cash in ways that management believes provide the greatest returns to our shareholders, which include share repurchases and dividends. We believe the Company’s cash flow from operations and available financing capacity are sufficient to meet the expected future operating, investing and financing needs of the business.

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

Operations Review

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2005 and 2004

The Company recorded net income of $12.0 million for the three months ended March 31, 2005, an increase of $1.4 million from $10.6 million for the quarter ended March 31, 2004. The increase in net income for the year is primarily attributable to a $3.4 million improvement in operating income partially offset by an $1.4 million increase in other income and expenses. Operating income increased as a result of a $4.1 million increase in franchising revenues (total revenues excluding marketing and reservation revenues and hotel operations) and a decrease in depreciation and amortization expense partially offset by an increase in selling, general and administrative expense.

Financial results for the three months ended March 31, 2005 and 2004 are as follows:

	2005	2004
REVENUES:
Royalty fees	$33,642	$30,709
Initial franchise and relicensing fees	4,311	3,388
Partner services	2,640	2,267
Marketing and reservation	49,123	49,311
Hotel operations	920	813
Other	612	747

Total revenues	91,248	87,235

OPERATING EXPENSES:
Selling, general and administrative	16,780	15,801
Depreciation and amortization	2,325	2,534
Marketing and reservation	49,123	49,311
Hotel operations	721	690

Total operating expenses	68,949	68,336

Operating income	22,299	18,899

OTHER INCOME AND EXPENSES:
Interest expense	3,607	2,548
Interest and other investment loss (income)	131	(312)
Equity in net income of affiliates	(199)	(186)
Gain on sale of property	(133)	—

Total other income and expenses	3,406	2,050

Income before income taxes	18,893	16,849
Income taxes	6,894	6,255

Net income	$11,999	$10,594

Weighted average shares outstanding - diluted	33,321	35,639

Diluted earnings per share	$0.36	$0.30

Management analyzes its business based on franchise revenues, which is total revenues excluding marketing and reservation revenues and hotel operations, and franchise operating expenses that are reflected as selling, general and administrative expenses.

Franchise Revenues: Franchise revenues were $41.2 million for the three months ended March 31, 2005 compared to $37.1 million for the quarter ended March 31, 2004. Royalty fees increased $2.9 million to $33.6 million from $30.7 million in 2004, an increase of 9.6%. The increase in royalties is attributable to a combination of factors including a 4.4% increase in the number of domestic franchised hotel rooms, a 5.5% increase in RevPAR and an increase in the effective royalty rate of the domestic hotel system to 4.08% from 4.02%. Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise agreements increased 11.3% to $2.5 million for the three months ended March 31, 2005 from $2.2 million for the quarter ended March 31, 2004. The increase reflects 103 domestic franchise agreements executed in the first three months of 2005 compared to 81 agreements executed during the same period in 2004. Relicensing fees increased 58.5% to $1.8 million for the three months ended March 31, 2005 from $1.1 million for the quarter ended March 31, 2004. Relicensing fees are charged to the new property owner of a franchised property whenever an ownership change occurs and the property remains in the franchise system. Other revenues declined from $0.7 million for the quarter ended March 31, 2004 to $0.6 million for the three months ended March 31, 2005, primarily as the result of reduced termination awards revenue, which are generated when franchises exit the system prior to contractually agreed-upon dates.

The number and changes in number of hotels and rooms on-line is important information when analyzing results because they are key indicators of our performance in executing our strategic priority of profitable growth. Increases in franchising revenues are heavily dependent upon our ability to sell additional hotel franchises because of the direct impact these sales have on our initial franchise and royalty fees. The number of domestic rooms on-line increased to 312,630 from 299,359, an increase of 4.4% for the three months ended March 31, 2005. For 2005, the total number of domestic hotels on-line grew 4.9% to 3,868 from 3,688 for 2004. International rooms on-line declined slightly to 94,679 as of March 31, 2005 from 94,879 as of March 31, 2004, a 0.2% decline. The total number of international hotels on-line also decreased from 1,166 to 1,140, a decline of 2.2% for the quarter ended March 31, 2005. As of March 31, 2005, the Company had 399 franchised hotels with 30,090 rooms either in design or under construction in its domestic system. The Company has an additional 104 franchised hotels with 9,156 rooms under development in its international system as of March 31, 2005.

Franchise Expenses: The cost to operate the franchising business is reflected in selling, general and administrative expenses. Selling, general and administrative expenses were $16.8 million for the three months ended March 31, 2005, an increase of $1.0 million from the three months ended March 31, 2004 total of $15.8 million. As a percentage of revenues, excluding marketing and reservation fees and hotel operations, total SG&A expenses were 40.7% for the quarter ended March 31, 2005 compared to 42.6% for the same period in 2004. The decline is primarily due to our operating leverage since the variable operating costs associated with our franchising system growth are less than the incremental royalty fees generated from new franchisees. Franchising revenues increased approximately 11% while selling, general and administrative expenses increased only 6%.

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

Total marketing and reservation revenues were $49.1 million and $49.3 million for the three months ended March 31, 2005 and 2004, respectively. Depreciation and amortization attributable to marketing and reservation activities was $1.9 million and $2.5 million for the three months ended March 31, 2005 and 2004, respectively. Interest expense attributable to reservation activities was $0.2 million and $0.4 million for the quarters ended March 31, 2005 and 2004, respectively. Cash advances for marketing and reservation activities totaled approximately $7.4 million for the three months ended March 31, 2005. Marketing and reservation activities provided positive cash flow of $3.4 million for the three months ended March 31, 2004. As of March 31, 2005 and December 31, 2004, the Company’s balance sheet includes a receivable of $31.0 million and $21.7 million, respectively, for marketing and reservation fees. This receivable is recorded as an asset in the financial statements as the Company has the contractual authority to require that the franchisees in the system at any given point repay the Company for any deficits related to marketing and reservations activities. The Company’s current franchisees are legally obligated to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue. The Company has no present intention to accelerate repayment of the deficit from current franchisees.

Other Income and Expenses: Interest expense increased to $3.6 million for the three months ended March 31, 2005 from $2.5 million for the same period of 2004 due to an increase in average borrowings outstanding and higher average interest rates. The Company’s weighted average interest rate as of March 31, 2005 was 4.66% compared to 4.06% as of March 31, 2004. Interest and other investment income for the quarter ended March 31, 2005 also reflects investment losses on assets held in non-qualified employee benefit plans versus investment income in the prior year period.

Income Taxes: The Company’s effective income tax provision rate was 36.5% for the three months ended March 31, 2005, a decrease of 60 basis points from the effective income tax provision rate of 37.1% for the quarter ended March 31, 2004. The reduction in the effective income tax provision rate resulted primarily from state income taxes and an increase in foreign income, which are both taxed at lower income tax rates than the statutory U.S. income tax rates.

Income tax expense for the three months ended March 31, 2005 and 2004 includes approximately $0.3 million and $0.6 million, respectively of provisions for income tax contingencies. Depending upon the outcome of certain income tax contingencies during 2005, up to $6.5 million of income tax benefits may be reflected in our 2005 results of operations from the reversal of reserves.

Net income for the three months ended March 31, 2005 increased by 13.3% to $12.0 million, and diluted earnings per share increased 20% to $0.36 in 2005 from $0.30 reported for the same period of 2004. A portion of the increase in diluted earnings per share is attributable to stock repurchases made by the Company in 2005 and prior years.

Liquidity and Capital Resources

Net cash provided by operating activities was $16.9 million and $22.5 million for the three months ended March 31, 2005 and 2004, respectively. The decline primarily reflects decreases in cash flows from marketing and reservation activities partially offset by improvements in operating income.

Net cash advances related to marketing and reservation activities totaled $7.4 million during the three months ended March 31, 2005, compared to net repayments of $3.4 million during the three months ended March 31, 2004. The decline in cash flows from marketing and reservation activities is attributable to an increase in advertising and promotional costs during the year. The Company expects marketing and reservation activities to generate positive cash flows of between $18 million and $20 million in 2005.

Cash used in investing activities for the three months ended March 31, 2005 and 2004, was $4.5 and $4.4 million, respectively. As a lodging franchisor, Choice has relatively low capital expenditure requirements. During the quarter ended March 31, 2005 and 2004, capital expenditures totaled $3.0 million and $1.6 million, respectively. Capital expenditures include the installation of system-wide property and yield management systems, upgrades to financial and reservation systems, computer hardware and renovations to the Company’s corporate headquarters.

Financing cash flows relate primarily to the Company’s borrowings under its credit lines, treasury stock purchases and dividends. In July 2004, the Company entered into a $265 million senior unsecured revolving credit facility (the “Revolver”) with a syndicate of lenders. The Revolver permits the Company to borrow, repay and reborrow revolving loans until the scheduled maturity date in July 2009. Borrowings pursuant to the Revolver bear interest, at one of several rates selected by the Company, based upon the credit rating of the Company and include LIBOR plus 62 1/2 basis points to 125 basis points; prime rate; and prime rate minus 175 basis points. In addition, the Company has the option to request participating banks to bid on loan participation at lower rates than those contractually provided by the Revolver. On February 28, 2005, Standard & Poor’s Rating Services raised its rating of the Company’s debt from BBB- to BBB. This rating and any other ratings by other rating organizations may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating. The Revolver requires the Company to pay a commitment fee ranging, based upon the credit rating of the Company, between 12 1/2 basis points and 25 basis points of the average daily-unused portion of the aggregate available commitment. The Revolver also provides for the issuances of letters of credit on behalf of the Company. The Revolver includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage. As of March 31, 2005 the Company was in compliance with all covenants under the Revolver. The Revolver restricts the Company’s ability to make certain investments, incur certain debt, and dispose of assets, among other restrictions. As of March 31, 2005, the Company had $232.0 million of revolving loans outstanding pursuant to the Revolver.

The proceeds from the Revolver are used for general corporate purposes, including working capital, debt repayment, stock repurchases and investments.

In April 2005, the Company increased the available credit under the Revolver from $265 million to $350 million. The increase in the credit facility did not change any other terms of the Revolver.

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

The Company has a line of credit with a bank providing up to an aggregate of $10 million of borrowings, which is due upon demand. The line of credit ranks pari-pasu (or equally) with the Revolver. Borrowings under the line of credit bear interest at rates established at the time of the borrowings based on prime minus 175 basis points. As of March 31, 2005, $0.3 million was outstanding pursuant to this line of credit.

As of March 31, 2005, the total long-term debt outstanding for the Company was $332.8 million, of which $0.4 million was scheduled to mature in the next twelve months ending March 31, 2006.

Through March 31, 2005, the Company had purchased 0.2 million shares of its common stock under its share repurchase program at a total cost of $13.5 million. At March 31, 2005, the Company had approximately 32.5 million shares of common stock outstanding. As of March 31, 2005, the Company had remaining authorization to purchase up to 1.6 million shares. Subsequent to March 31, 2005 through May 5, 2005, the Company repurchased an additional 11,600 shares of its common stock at a total cost of $0.7 million.

In the fourth quarter of 2003, the Company initiated a cash dividend on its common stock. In September 2004, the Company’s board of directors increased the quarterly dividend rate to $0.225, a 12.5% increase from the previous quarterly rate of $0.20. This increase raises the annual dividend rate on the Company’s common stock from $0.80 to $0.90 per share. Dividends paid in the first quarter of 2005 were approximately $7.2 million and we expect dividends in 2005 to be approximately $29 million assuming the existing share count and dividend rate, subject to declaration by our board of directors.

The Company expects to continue to return value to its shareholders through a combination of share repurchases and dividends. Market conditions and our financial performance will dictate the amounts and allocation between these vehicles.

Critical Accounting Policies

Our accounting policies comply with principles generally accepted in the United States. We have described below those policies that we believe are critical and require the use of complex judgment or significant estimates in their application. Additional discussion of these policies is included in Note 1 to our consolidated financial statements as of and for the year ended December 31, 2004 included in our Annual Report on Form 10-K.

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

Reservation fees and marketing fees not expended in the current year are carried over to the next fiscal year and expended in accordance with the franchise agreements. Shortfall amounts are similarly recovered in subsequent years. Cumulative excess or shortfall amounts from the operation of these programs are recorded as a marketing or reservation fee payable or receivable. Under the terms of the franchise agreements, the Company may advance funds as necessary for marketing and reservation activities and recover such advances through future fees. Our current assessment is that the credit risk associated with the marketing and reservation fee receivable is mitigated due to our contractual right to recover these amounts from a large geographically dispersed group of franchisees.

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

Stock Compensation.

Effective January 1, 2003, the Company adopted, in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the fair value based method of accounting for stock option awards granted on or after January 1, 2003. No compensation expense related to the grant of stock options under the Company’s stock compensation plans was reflected in net income for any years ended on or before December 31, 2002 because the Company accounted for grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and all stock options granted in those years had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 148 to all stock compensation for the three months ended March 31, 2005 and 2004 is set forth in Note 2 to our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. Effective, January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for all employee awards granted, modified, or settled after January 1, 2003. SFAS No. 123R will require the Company to apply fair value recognition provisions to all unvested equity awards as of the first annual reporting period starting after June 15, 2005, which is the Company’s fiscal year beginning January 1, 2006. The adoption of SFAS No. 123R is not expected to have a material effect on the Company’s results of operations or financial condition.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report, including those in the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operation, that are not historical facts constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. Words such as “believes,” “anticipates,” “expects,” “intends,” “estimates,” “projects,” and other similar expressions, which are predictions of or indicate future events and trends, typically identify forward-looking statements. Such statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those projected, including: competition within each of our business segments; business strategies and their intended results; the balance between supply of and demand for hotel rooms; our ability to obtain new franchise agreements; our ability to develop and maintain positive relations with current and potential hotel owners; the effect of international, national and regional economic conditions and geopolitical events such as acts of god, acts of war, terrorism or epidemics; the availability of capital to allow us and potential hotel owners to fund investments and construction of hotels; the cost and other effects of legal proceedings; and other risks described from time to time in our filings with the Securities and Exchange Commission, including those set forth under the heading “Risk Factors” in our Report on Form 10-K for the year ended December 31, 2004. Given these uncertainties, you are cautioned not to place undue reliance on such statements. We also undertake no obligation to publicly update or revise any forward-looking statement to reflect current or future events or circumstances.

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

At March 31, 2005 and December 31, 2004, the Company had $332.8 million and $328.7 million of debt outstanding at an effective interest rate of 4.7% and 4.6%, respectively. A hypothetical change of 10% in the Company’s effective interest rate from March 31, 2005 levels would increase or decrease annual interest expense by $0.8 million. Prior to scheduled maturities, the Company expects to refinance its long-term debt obligations.

The Company does not presently have any derivative financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

The Company formed a disclosure review committee whose membership includes the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), among others. The CEO and CFO consider the disclosure review committee’s procedures in performing their evaluations of the Company’s disclosure controls and procedures and in assessing the accuracy and completeness of the Company’s disclosures.

An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2005 that materially affected, or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Incorporated by reference to the description of legal proceedings in the “Commitments and Contingencies” footnote in the financial statements set forth in Part I. “Financial Information.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

The following table sets forth purchases of Choice Hotels International, Inc. common stock made by the Company during the three months ended March 31, 2005.

Month Ending	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2005	—	$—	—	1,827,888
February 28, 2005	7,375	59.28	—	1,827,888
March 31, 2005	227,426	59.87	226,055	1,601,833

Total	234,801	$59.85	226,055	1,601,833

During the three months ended March 31, 2005, the Company purchased 8,746 shares of common stock from employees to satisfy tax-withholding requirements from the vesting of restricted stock grants. These purchases were outside the share repurchase program initiated in June 1998.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number and Description

Exhibit Number	Description
3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

3.02(a)	Amended and Restated Bylaws of Choice Hotels International, Inc.

4.01(m)	Senior Unsecured Revolving Credit Facility agreement dated July 9, 2004 among Choice Hotels International, Inc., Wachovia Bank, National Association, as agents for the Lenders

4.02(f)	Registration Agreement dated April 28, 1998 between Choice Hotels International, Inc. and Salomon Brothers, Inc., Bear Stearns & Co. Inc. and Lehman Brothers Inc.

4.03(f)	Indenture dated as of May 4, 1998, by and among Choice Hotels International, Inc., Quality Hotels Europe, Inc., QH Europe Partnership and Marine Midland Bank, as Trustee, with respect to the 7.125% Senior Notes due 2008.

4.04(f)	Specimen certificate of 7.125% Senior Note due 2008 (Original Note) (Attached as an exhibit to the Indenture set forth as Exhibit 4.03)

4.05(f)	Specimen certificate of 7.125% Senior Note due 2008 (Exchange Note) (Attached as an exhibit to the Indenture set forth as Exhibit 4.03)

4.07(i)	Agreement to furnish certain debt agreements

4.08*	Master Lender Accession agreement dated April 29, 2005 among Choice Hotels International, Inc., Wachovia Bank, National Association, as Administrative Agent for the Lenders

10.01(b)	Amended and Restated Employment Agreement between Choice Hotels International, Inc. and Charles A. Ledsinger, Jr. dated November 13, 2002

10.02(i)	Amended and Restated Chairman’s Service Agreement dated May 4, 2004 by and between Choice Hotels International, Inc. and Stewart Bainum, Jr.

10.03(d)	Amended and Restated Employment Agreement dated April 13, 1999 by and between Choice Hotels International, Inc. and Thomas Mirgon

10.04(e)	Choice Hotels International, Inc. Non-Employee Director Stock Option and Deferred Compensation Stock Purchase Plan

10.05(e)	Choice Hotels International, Inc. 1997 Non-Employee Director Stock Compensation Plan

10.06(k)	Choice Hotels International, Inc. 1997 Long-Term Incentive Plan

10.07(g)	Second Amended and Restated Employment Agreement dated April 13, 1999 between Choice Hotels International, Inc. and Michael J. DeSantis

10.08(h)	Commercial Lease dated May 29, 1998 among Columbia Pike I, LLC and Colesville Road, LLC (each an assignee of Manor Care, Inc.) and Choice Hotels International, Inc.

10.09(j)	Employment Agreement dated June 3, 1999 between Choice Hotels International, Inc. and Joseph M. Squeri

10.10(l)	Employment Agreement dated May 3, 2000 between Choice Hotels International, Inc. and Daniel Rothfeld

10.11(l)	Employment Agreement dated August 18, 2000 between Choice Hotels International, Inc. and Wayne Wielgus

10.12(c)	Amended and Restated Supplemental Executive Retirement Plan

10.13(b)	Choice Hotels International, Inc. Executive Deferred Compensation Plan

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Filed herewith

(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Registration Statement on Form S-4, filed August 31, 1998 (Reg. No. 333-62543)
(b)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003
(c)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, filed April 2, 2001
(d)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed on June 4, 1999
(e)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Registration Statement filed on Form S-8, filed on December 2, 1997 (Reg. No. 333-41357)
(f)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q filed for the quarterly period ended March 31, 1998, filed on May 15, 1998
(g)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1998, filed on August 11, 1998
(h)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 30, 1999
(i)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005
(j)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed on August 16, 1999
(k)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Registration Statement on Form S-8, filed September 30, 1997 (Reg. No. 333-36819)
(l)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 14, 2000
(m)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed August 6, 2004

(b) Reports on Form 8-K

The Company filed a report on Form 8-K, dated February 16, 2005 reporting that press releases had been issued reporting the Company’s earnings for the quarter and year ended December 31, 2004 and that the Company had entered into an amendment of its Rights Agreement (“the Agreement”) that accelerated the Final Expiration Date (as such term is determined in the Agreement) to February 14, 2005.

The Company filed a report on Form 8-K on March 10, 2005 reporting that on March 9, 2005 it had entered into an agreement to repurchase 100,000 shares of its common stock from the Bruce Bainum Declaration of Trust, Dated March 13, 1997, Bruce Bainum, Trustee. The Company also furnished information regarding a presentation made to potential investors on March 10, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

Date: May 9, 2005	By:	/s/ Joseph M. Squeri
Joseph M. Squeri
Executive Vice President, Operations and Chief Financial Officer