Form 10-Q
period 2005-06-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2005-08-09
CIK 1046311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

CLASS	SHARES OUTSTANDING AT JUNE 30, 2005
Common Stock, Par Value $0.01 per share	32,696,382

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
REVENUES:
Royalty fees	$46,515	$41,677	$80,157	$72,386
Initial franchise and relicensing fees	6,591	5,231	10,902	8,619
Partner services	4,596	3,988	7,236	6,255
Marketing and reservation	62,730	54,417	111,853	103,728
Hotel operations	1,141	931	2,061	1,744
Other	842	924	1,454	1,671

Total revenues	122,415	107,168	213,663	194,403

OPERATING EXPENSES:
Selling, general and administrative	19,234	17,437	36,014	33,238
Depreciation and amortization	2,256	2,502	4,581	5,036
Marketing and reservation	62,730	54,417	111,853	103,728
Hotel operations	778	682	1,499	1,372

Total operating expenses	84,998	75,038	153,947	143,374

OPERATING INCOME	37,417	32,130	59,716	51,029

OTHER INCOME AND EXPENSES:
Interest expense	3,872	2,808	7,479	5,356
Interest and other investment income	(404)	(85)	(273)	(398)
Equity in net income of affiliates	(155)	(91)	(354)	(276)
Gain on sale of assets	(53)	—	(186)	—

Total other income and expenses	3,260	2,632	6,666	4,682

INCOME BEFORE INCOME TAXES	34,157	29,498	53,050	46,347
INCOME TAXES	12,609	10,995	19,503	17,250

NET INCOME	$21,548	$18,503	$33,547	$29,097

WEIGHTED AVERAGE SHARES OUTSTANDING-BASIC	32,226	33,395	32,149	33,834

WEIGHTED AVERAGE SHARES OUTSTANDING-DILUTED	33,338	34,794	33,249	35,196

BASIC EARNINGS PER SHARE	$0.67	$0.55	$1.04	$0.86

DILUTED EARNINGS PER SHARE	$0.65	$0.53	$1.01	$0.83

CASH DIVIDENDS DECLARED PER SHARE	$0.225	$0.20	$0.45	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$32,969	$28,518
Receivables (net of allowance for doubtful accounts of $5,413 and $5,956, respectively)	37,324	34,611
Deferred income taxes	2,252	2,252
Other current assets	3,763	4,212

Total current assets	76,308	69,593

PROPERTY AND EQUIPMENT, AT COST, NET	48,169	47,492
GOODWILL	60,620	60,620
FRANCHISE RIGHTS AND OTHER INTANGIBLES, NET	33,032	34,795
RECEIVABLE-MARKETING AND RESERVATION FEES	31,291	21,683
INVESTMENTS, EMPLOYEE BENEFIT PLANS, AT FAIR VALUE	21,029	17,247
OTHER ASSETS	12,103	11,922

Total assets	282,552	263,352

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Current portion of long-term debt	146	10,146
Accounts payable	40,827	30,718
Accrued expenses and other	34,700	36,893
Deferred revenue	27,564	23,309
Income taxes payable	8,577	989

Total current liabilities	111,814	102,055

LONG-TERM DEBT	304,812	318,557
DEFERRED INCOME TAXES	7,283	6,974
OTHER LIABILITIES	43,770	38,819

Total liabilities	467,679	466,405

Commitments and Contingencies

SHAREHOLDERS’ DEFICIT
Common stock, $0.01 par value	327	323
Additional paid-in-capital	89,725	83,303
Accumulated other comprehensive income	1,262	1,400
Deferred compensation	(11,042)	(8,034)
Treasury stock	(635,672)	(631,312)
Retained earnings	370,273	351,267

Total shareholders’ deficit	(185,127)	(203,053)

Total liabilities and shareholders’ deficit	282,552	263,352

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, IN THOUSANDS)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,547	$29,097

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,581	5,036
Gain on sale of assets	(186)	—
Provision for bad debts	68	93
Non-cash stock compensation	2,561	1,835
Non-cash interest and other investment loss (income)	87	(16)
Equity in net income of affiliates	(354)	(276)

Changes in assets and liabilities:
Receivables	(2,778)	(1,583)
Receivable — marketing and reservation fees, net	(5,754)	8,283
Accounts payable	10,109	(916)
Accrued expenses and other	(2,240)	(5,940)
Income taxes payable	13,610	8,424
Deferred income taxes	309	(4,179)
Deferred revenue	4,255	4,296
Other current assets	449	305
Other liabilities	5,014	2,757

NET CASH PROVIDED BY OPERATING ACTIVITIES	63,278	47,216

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(8,023)	(2,976)
Proceeds from disposition of assets	1,812	—
Issuances of notes receivable	(449)	(1,227)
Purchases of investments	(6,508)	(4,321)
Proceeds from sale of investments	2,834	2,041
Other items, net	(441)	(994)

NET CASH USED IN INVESTING ACTIVITIES	(10,775)	(7,477)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(73)	(9,656)
Net borrowings (repayments) pursuant to revolving credit facility	(23,704)	63,895
Purchase of treasury stock	(18,843)	(79,729)
Debt issuance costs	(193)	—
Dividends paid	(14,494)	(13,564)
Proceeds from exercise of stock options	9,255	4,272

NET CASH USED IN FINANCING ACTIVITIES	(48,052)	(34,782)

Net change in cash and cash equivalents	4,451	4,957
Cash and cash equivalents at beginning of period	28,518	20,714

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32,969	$25,671

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments during the period for:
Income taxes, net of refunds	$5,259	$12,362
Interest	$7,166	$5,141
Non-cash financing activities:
Declaration of dividend	$14,541	$13,447
Income tax benefit realized related to employee stock options exercised	$6,022	$2,235
Issuance of restricted shares of common stock	$5,158	$7,871

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

The Company’s stock-based compensation plans and related accounting policies are described more fully in the notes to the consolidated financial statements included in the 10-K. No stock-based compensation cost is reflected in the accompanying consolidated statements of income related to the grant of stock options which occurred prior to January 1, 2003, because the Company accounted for those grants under APB Opinion No. 25 and all such stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the three and six months ended June 30, 2005 and 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2005	2004	2005	2004
Net income, as reported	$21,548	$18,503	$33,547	$29,097
Stock-based employee compensation cost included in reported net income, net of related tax effects	777	547	1,444	1,023
Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,321)	(875)	(2,131)	(1,682)

Net income, pro forma	$21,004	$18,175	$32,860	$28,438

Earnings per share:
Basic-as reported	$0.67	$0.55	$1.04	$0.86
Basic-pro forma	$0.65	$0.54	$1.02	$0.84
Diluted-as reported	$0.65	$0.53	$1.01	$0.83
Diluted-pro forma	$0.63	$0.52	$0.99	$0.81

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

3. Receivable—Marketing and Reservation Fees

The marketing and reservation fees receivable at June 30, 2005 and December 31, 2004 was $31.3 million and $21.7 million, respectively. Depreciation and amortization expense attributable to marketing and reservation activities was $1.9 million and $2.6 million for the three months ended June 30, 2005 and 2004, respectively, and $3.9 million and $5.1 million for the six months ended June 30, 2005 and 2004, respectively. Interest expense attributable to reservation activities was $0.3 million and $0.4 million for the three months ended June 30, 2005 and 2004, respectively, and $0.5 million and $0.7 million, for the six months ended June 30, 2005 and 2004, respectively.

4. Income Taxes

The income tax provisions for the three and six months ended June 30, 2005 and 2004 are based on the effective tax rates expected to be applicable for the corresponding full year periods. The 2005 and 2004 six-month rates of approximately 36.8% and 37.2%, respectively, differ from the statutory rates primarily due to foreign income earned, which is taxed at lower rates than statutory U.S. income tax rates, state income taxes and certain federal and state income tax credits.

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

5. Comprehensive Income

The differences between net income and comprehensive income are described in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2005	2004	2005	2004
Net income	$21,548	$18,503	$33,547	$29,097
Other comprehensive income, net of tax:
Unrealized gains (losses) on available for sale securities	(12)	24	(25)	11
Foreign currency translation adjustment, net	12	(1,092)	(79)	(1,020)
Amortization of deferred gain on hedge	(17)	(17)	(34)	(34)

Other comprehensive loss	(17)	(1,085)	(138)	(1,043)

Comprehensive income	$21,531	$17,418	$33,409	$28,054

6. Capital Stock and Earnings Per Share

Stock Repurchase Program

During the three and six months ending June 30, 2005, the Company repurchased 0.1 million and 0.3 million shares of its common stock at a total cost of $4.8 million and $18.8 million, respectively, including 0.1 million at a total cost of $6.0 million from one of the Company’s largest shareholders. During the three and six months ending June 30, 2004, the Company repurchased 0.9 million and 1.8 million shares of its common stock at a total cost of $40.6 million and $79.7 million, respectively.

Restricted Stock

The following table is a summary of activity related to restricted stock grants to non-employee directors and key employees.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Restricted Shares Granted	16,675	10,392	86,464	202,586
Weighted Average Grant Date Fair Value Per Share	$59.89	$46.21	$59.66	$38.86
Aggregate Grant Date Fair Value ($000)	$998	$480	$5,158	$7,873
Restricted Shares Forfeited	7,709	2,055	11,343	2,055
Vesting Period of Shares Granted	3-5 yrs	3 yrs	3-5 yrs	3-5 yrs

During the three and six months ending June 30, 2005, the Company incurred compensation expense totaling $0.9 million and $1.7 million, respectively related to the vesting of restricted stock. Compensation expense related to the vesting of restricted stock for the three and six months ending June 30, 2004 totaled $0.7 million and $1.2 million, respectively.

Stock Options

The Company received $4.3 million and $9.3 million in proceeds from the exercise of 0.3 million and 0.6 million employee stock options during the three and six months ending June 30, 2005, respectively. During the three and six months ended June 30, 2004, the Company received $1.5 million and $4.3 million in proceeds from the exercise of 0.1 million and 0.3 million employee stock options, respectively.

The Company granted approximately 0.2 million options to officers of the Company at a fair value of approximately $3.6 million during the six months ending June 30, 2005. No options were granted during the three month period ended June 30, 2005. The fair value of each option granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	3.70%
Volatility	36.07%
Expected lives	5.5 years
Dividend yield	1.50%

Dividends

In the first quarter of 2005, the Company declared a cash dividend of $0.225 per share (or approximately $7.2 million in the aggregate), which was paid on April 22, 2005 to shareholders of record on April 8, 2005. On May 3, 2005, the Company declared a second cash dividend of $0.225 per share (or approximately $7.3 million in the aggregate), which was paid on July 22, 2005, to shareholders of record as of July 8, 2005.

Earnings Per Share

The following table reconciles the number of shares used in the basic and diluted earnings per share calculations.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2005	2004	2005	2004
Computation of Basic Earnings Per Share:
Net Income	$21,548	$18,503	$33,547	$29,097

Weighted average shares outstanding-basic	32,226	33,395	32,149	33,834

Basic earnings per share	$0.67	$0.55	$1.04	$0.86

Computation of Diluted Earnings Per Share:
Net income for diluted earnings per share	$21,548	$18,503	$33,547	$29,097
Weighted average shares outstanding-basic	32,226	33,395	32,149	33,834
Effect of Dilutive Securities:
Employee stock option and restricted stock plan	1,112	1,399	1,100	1,362

Weighted average shares outstanding-diluted	33,338	34,794	33,249	35,196

Diluted earnings per share	$0.65	$0.53	$1.01	$0.83

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

7. Pension Plans

The Company sponsors an unfunded non-qualified defined benefit plan (“SERP”) for certain senior executives. No assets are held with respect to the plan; therefore benefits are funded as paid to participants. The Company accounts for the SERP in accordance with SFAS No. 87, “Employers Accounting for Pensions.” For both the three and six months ended June 30, 2005 and 2004, the Company recorded $0.2 million and $0.4 million, respectively of expense related to the SERP which is included in selling, general and administrative expense in the accompanying consolidated statements of income. Based on the plan retirement age of 65 years old, no benefit payments are anticipated during the current fiscal year. The following table presents the components of net periodic benefit costs for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2005	2004	2005	2004
Components of net periodic pension cost:
Service cost	$128	$104	$256	$208
Interest cost	66	51	132	102
Amortizations
Prior service cost	14	13	28	26
(Gain)/Loss	9	7	18	14

Net periodic pension cost	$217	$175	$434	$350

9. Debt

In July 2004, the Company entered into a $265 million senior unsecured revolving credit facility (the “Revolver”) with a syndicate of lenders. The Revolver permits the Company to borrow, repay and reborrow revolving loans until the scheduled maturity date in July 2009. Borrowings pursuant to the Revolver bear interest, at one of several rates selected by the Company, based upon the credit rating of the Company and include LIBOR plus 62 ½ basis points to 125 basis points; prime rate; and prime rate minus 175 basis points. In addition, the Company has the option to request participating banks to bid on loan participation at lower rates than those contractually provided by the Revolver. The Revolver requires the Company to pay a commitment fee ranging, based upon the credit rating of the Company, between 12 ½ basis points and 25 basis points of the average daily-unused portion of the aggregate available commitment. The Revolver also provides for the issuance of letters of credit on behalf of the Company. The Revolver includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage. The Revolver restricts the Company’s ability to make certain investments, incur certain debt, and dispose of assets, among other restrictions. As of June 30, 2005, the Company had $204.5 million of revolving loans outstanding pursuant to the Revolver.

In April 2005, the Company increased the available credit under the Revolver from $265 million to $350 million. The increase in available credit under the Revolver did not change any other terms of the credit facility.

As of June 30, 2005, in addition to the Revolver and $100 million of senior notes, the Company had a line of credit with a bank providing up to an aggregate of $10 million of borrowings, which is due upon demand. The line of credit ranks pari-pasu (or equally) with the Company’s Revolver and includes customary financial and other covenants that require the maintenance of certain ratios identical to those included in the Company’s Revolver. Borrowings under the line of credit bear interest at rates established at the time of borrowing based on prime minus 175 basis points. As of June 30, 2005, no amounts were outstanding pursuant to this line of credit.

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

The following table presents the financial information for the Company’s franchising segment.

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
(In thousands)	Franchising	Corporate & Other	Consolidated	Franchising	Corporate & Other	Consolidated
Revenues	$121,274	$1,141	$122,415	$106,237	$931	$107,168
Operating income (loss)	47,404	(9,987)	37,417	41,371	(9,241)	32,130

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
(In thousands)	Franchising	Corporate & Other	Consolidated	Franchising	Corporate & Other	Consolidated
Revenues	$211,602	$2,061	$213,663	$192,659	$1,744	$194,403
Operating income (loss)	78,728	(19,012)	59,716	69,039	(18,010)	51,029

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

Overview

We are a hotel franchisor with franchise agreements representing 5,087 hotels open and 563 hotels under development as of June 30, 2005, with 414,688 rooms and 44,387 rooms, respectively in 49 states and more than 40 countries and territories outside the United States. Our brand names include Comfort Inn, Comfort Suites, Quality, Clarion, Sleep Inn, Econo Lodge, Rodeway Inn, MainStay Suites, Cambria Suites and Flag Hotels. Approximately 95% of the Company’s revenues are derived from hotels franchised in the United States.

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

Maximizing Financial Returns and Creating Value for Shareholders. Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. We believe our strong and predictable cash flows create a strong financial position that provides us a competitive advantage. Our business does not require significant capital to operate and grow, therefore, we can maintain a capital structure that generates high financial returns and use our excess cash flow to increase returns to our shareholders. We have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. We have repurchased 32.8 million shares of common stock at a total cost of $681.6 million, or an average price of $20.75 per share since the program’s inception. Our cash flows from operations support our ability to complete the repurchase of approximately 1.5 million shares presently remaining under our current board of directors’ authorization. Upon completion of the current authorization we will evaluate the propriety of additional share repurchases with our board of directors. During the six months ended June 30, 2005, we paid dividends totaling approximately $14.5 million and we presently expect to continue to pay dividends in the future. On May 3, 2005 our board of directors declared a cash dividend of $0.225 on outstanding common shares payable on July 22, 2005 to holders of record on July 8, 2005.

We believe these value drivers, when properly implemented, will enhance our profitability, maximize our financial returns and continue to generate value for our shareholders. The ultimate measure of our success will be reflected in the items below.

Results of Operations. Royalty fees, operating income, net income and diluted earnings per share represent key measurements of these value drivers. In the three months ended June 30, 2005, royalty fees revenue totaled approximately $46.5 million, a 12% increase from the same period in 2004. Operating income totaled $37.4 million for the three months ended June 30, 2005, a 16% increase from 2004. Net income for the three months ended June 30, 2005 increased to $21.5 million, a 16% increase from 2004. Diluted earnings per share for the second quarter of 2005 were $0.65, a 23% improvement over 2004 resulting from increased net income and a reduction in the number of shares outstanding attributable to our share repurchase program. These measurements will continue to be a key management focus in 2005 and beyond.

Refer to MD&A heading “Operations Review” for additional analysis of our results.

Liquidity and Capital Resources. The Company generates significant cash flows from operations. In the six months ended June 30, 2005, net cash provided by operating activities was $63.3 million, an increase of 34% from the same period in 2004. Since our business does not require significant reinvestment of capital, we utilize cash in ways that management believes provide the greatest returns to our shareholders which include share repurchases and dividends. We believe the Company’s cash flows from operations and available financing capacity are sufficient to meet the expected future operating, investing and financing needs of the business.

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

Operations Review

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2005 and June 30, 2004

The Company recorded net income of $21.5 million for the three months ended June 30, 2005, an increase of $3.0 million from $18.5 million for the same period in 2004. The increase in net income for the period is primarily attributable to a $5.3 million improvement in operating income partially offset by a $0.6 million increase in net other income and expenses. Operating income increased as a result of a $6.7 million, or 13%, increase in franchise revenues (total revenues excluding marketing and reservation revenues and hotel operations) and a decrease in depreciation and amortization expense partially offset by a $1.8 million increase in selling, general and administration expense.

Summarized financial results for the three months ended June 30, 2005 and 2004 are as follows:

(in thousands, except per share amounts)	2005	2004
REVENUES:
Royalty fees	$46,515	$41,677
Initial franchise and relicensing fees	6,591	5,231
Partner services	4,596	3,988
Marketing and reservation	62,730	54,417
Hotel operations	1,141	931
Other	842	924

Total revenues	122,415	107,168

OPERATING EXPENSES:
Selling, general and administrative	19,234	17,437
Depreciation and amortization	2,256	2,502
Marketing and reservation	62,730	54,417
Hotel operations	778	682

Total operating expenses	84,998	75,038

Operating income	37,417	32,130

OTHER INCOME AND EXPENSES:
Interest expense	3,872	2,808
Interest and other investment income	(404)	(85)
Equity in net income of affiliates	(155)	(91)
Gain on sale of assets	(53)	—

Total other income and expenses	3,260	2,632

Income before income taxes	34,157	29,498
Income taxes	12,609	10,995

Net Income	$21,548	$18,503

Weighted average shares outstanding - diluted	33,338	34,794

Diluted earnings per share	$0.65	$0.53

Management analyzes its business based on franchise revenues, which is total revenues excluding marketing and reservation revenues and hotel operations, and franchise operating expenses that are reflected as selling, general and administrative expenses.

Franchise Revenues: Franchise revenues were $58.5 million for the three months ended June 30, 2005 compared to $51.8 million for the three months ended June 30, 2004. Royalty fees increased $4.8 million to $46.5 million from $41.7 million in 2004, an increase of 12%. The increase in royalties is attributable to a combination of factors including a 5.4% increase in the number of domestic franchised hotel rooms, a 5.1% increase in RevPAR and an increase in the effective royalty rate of the domestic hotel system to 4.09% from 4.04%. Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise contracts was $3.9 million for the three months ended June 30, 2005 compared to $3.2 million for the three months ended June 30, 2004, a 22% increase. The number of domestic franchise agreements executed in second quarter 2005 increased 15% to 173, compared to 151 in 2004. Relicensing fees increased 35% to $2.7 million for the three months ended June 30, 2005 from $2.0 million for the three months ended June 30, 2004. Relicensing fees are charged to the new property owner of a franchised property whenever an ownership change occurs and the property remains in the franchise system. Partner services revenues increased $0.6 million or 15% to $4.6 million due to increased purchasing by franchisees through our endorsed vendors and vendor sponsorship of our annual franchisee convention.

The number and changes in number of hotels and rooms on-line is important information when analyzing results because they are key indicators of our performance in executing our strategic priority of profitable growth. Increases in franchising revenues are heavily dependent upon our ability to sell additional hotel franchises because of the direct impact these sales have on our initial franchise fees and royalty fees. The number of domestic rooms on-line increased to 317,477 from 301,182, an increase of 5.4% during the twelve month period ended June 30, 2005. For the twelve-month period ended June 30, 2005, the total number of domestic hotels on-line grew 5.5% to 3,926 from 3,723 as of June 30, 2004. International rooms on-line increased to 97,211 as of June 30, 2005 from 94,831 as of June 30, 2004. The total number of international hotels on-line at June 30, 2005 and 2004 totaled 1,161. As of June 30, 2005, the Company had 471 franchised hotels with 36,058 rooms either in design or under construction in its domestic system. The domestic franchised hotels under development include 153 conversion and 318 new construction properties. The Company has an additional 92 franchised hotels with 8,329 rooms under development in its international system as of June 30, 2005. Total domestic and international hotels in design or under construction at June 30, 2005 has increased 19% compared to June 30, 2004.

Franchise Expenses: The cost to operate the franchising business is reflected in selling, general and administrative expenses. Selling, general and administrative expenses were $19.2 million for the three months ended June 30, 2005, an increase of $1.8 million from the three months ended June 30, 2004. Expenses increased primarily due to higher compensation costs including variable franchise sales and key management incentive compensation. As a percentage of revenues, excluding marketing and reservation fees and hotel operations, total selling, general and administrative expenses were 32.9% for the three months ended June 30, 2005, compared to 33.6% for the same period of 2004. The decline is primarily due to our operating leverage since the variable operating costs associated with our franchising system growth are less than incremental royalty fees generated from new franchises.

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

Total marketing and reservation revenues were $62.7 million and $54.4 million for the three months ended June 30, 2005 and 2004, respectively. Depreciation and amortization attributable to marketing and reservation activities was $1.9 million and $2.6 million for the three months ended June 30, 2005 and 2004, respectively. Interest expense attributable to reservation activities was $0.3 million and $0.4 million for the three months ended June 30, 2005 and 2004, respectively. Cash advances for marketing and reservations activities totaled $5.8 million for the six months ended June 30, 2005. Marketing and reservation activities generated $8.3 million of positive operating cash flow for the six months ended June 30, 2004. As of June 30, 2005 and December 31, 2004, the Company’s balance sheet included a receivable of $31.3 million and $21.7 million, respectively, for marketing and reservation fees. This receivable is recorded as an asset in the financial statements as the Company has the contractual authority to require that the franchisees in the system at any given point repay the Company for any deficits related to marketing and reservation activities. The Company’s current franchisees are legally obliged to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue. The Company has no present intention to accelerate repayment of the deficit from current franchisees.

Other Income and Expenses. Other income and expense, net increased $0.6 million to an expense of $3.2 million for the three months ended June 30, 2005 from $2.6 million for the same period in 2004. This increase resulted from an increase in interest expense to $3.9 million for the three months ended June 30, 2005 from $2.8 million for the same period of 2004 due to an increase in average borrowings outstanding and higher average interest rates. The Company’s weighted average interest rate as of June 30, 2005 was 5.04% compared to 3.89% as of June 30, 2004. Interest and other investment income for the quarter ended June 30, 2005 also reflects an increase in investment income on assets held in non-qualified employee benefit plans over the same period of 2004.

Income Taxes: The Company’s effective income tax provision rate was 36.9% for the three months ended June 30, 2005, a decrease of 30 basis points from the effective income tax provision rate of 37.2% for the quarter ended June 30, 2004.

Income tax expense for the three months ended June 30, 2005 includes approximately $0.2 million of provisions for income tax contingencies. Depending upon the outcome of certain income tax contingencies during 2005 up to $6.7 million of income tax benefits may be reflected in our 2005 results of operations from the reversal of reserves.

Net income for the three months ended June 30, 2005 increased by 16% to $21.5 million, and diluted earnings per share increased 23% to $0.65 in 2005 from $0.53 reported for the same period of 2004. A portion of the increase in diluted earnings per share is attributable to stock repurchases made by the Company in 2005 and 2004.

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2005 and June 30, 2004

The Company recorded net income of $33.5 million for the six months ended June 30, 2005, an increase of $4.4 million from $29.1 million for the same period in 2004. The increase in net income for the period is primarily attributable to a $8.7 million improvement in operating income partially offset by a $2.0 million increase in net other income and expenses. Operating income increased as a result of a $10.8 million, or 12%, increase in franchise revenues (total revenues excluding marketing and reservation revenues and hotel operations) and a decrease in depreciation and amortization expense, partially offset by $2.8 million increase in selling, general and administrative costs.

Summarized financial results for the six months ended June 30, 2005 and 2004 are as follows:

(in thousands, except per share amounts)	2005	2004
REVENUES:
Royalty fees	$80,157	$72,386
Initial franchise and relicensing fees	10,902	8,619
Partner services	7,236	6,255
Marketing and reservation	111,853	103,728
Hotel operations	2,061	1,744
Other	1,454	1,671

Total revenues	213,663	194,403

OPERATING EXPENSES:
Selling, general and administrative	36,014	33,238
Depreciation and amortization	4,581	5,036
Marketing and reservation	111,853	103,728
Hotel operations	1,499	1,372

Total operating expenses	153,947	143,374

Operating income	59,716	51,029

OTHER INCOME AND EXPENSES:
Interest expense	7,479	5,356
Interest and other investment income	(273)	(398)
Gain on sale of assets	(186)	—
Equity in net income of affiliates	(354)	(276)

Total other income and expenses	6,666	4,682

Income before income taxes	53,050	46,347
Income taxes	19,503	17,250

Net Income	$33,547	$29,097

Weighted average shares outstanding-diluted	33,249	35,196

Diluted earnings per share	$1.01	$0.83

Management analyzes its business based on franchise revenues, which is total revenues excluding marketing and reservation revenues and hotel operations, and franchise operating expenses that are reflected as selling, general and administrative expenses.

Franchise Revenues: Franchise revenues were $99.7 million for the six months ended June 30, 2005 compared to $88.9 million for the six months ended June 30, 2004. Royalty fees increased $7.8 million to $80.2 million from $72.4 million in 2004, an increase of 11%. The increase in royalties is attributable to a combination of factors including a 5.4% increase in the number of domestic franchised hotel rooms, a 5.4% increase in RevPAR and an increase in the effective royalty rate of the domestic hotel system to 4.08% from 4.03%. Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise contracts increased 17% to $6.3 million for the six months ended June 30, 2005 from $5.4 million for the six months ended June 30, 2004. The increase resulted from the number of domestic franchise agreements executed in 2005 increasing 19% to 276, compared to 232 in 2004. Relicensing fees increased 44% to $4.6 million for the six months ended June 30, 2005 from $3.2 million for the six months ended June 30, 2004. Relicensing fees are charged to the new property owner of a franchised property whenever an ownership change occurs and the property remains in the franchise system. Partner services revenue increased 16% to $7.2 million resulting from increased purchasing by franchisees through our endorsed vendors and vendor sponsorship of our annual franchisee convention.

Franchise Expenses: The cost to operate the franchising business is reflected in selling, general and administrative expenses. Selling, general and administrative expenses were $36.0 million for the six months ended June 30, 2005 compared to $33.2 million for the same period in 2004. As a percentage of revenues, excluding marketing and reservation fees and hotel operations, total selling, general and administrative expenses were 36.1% for the six months ended June 30, 2005, compared to 37.4% for 2004. The decline is primarily due to our operating leverage since the variable operating costs associated with our franchising system growth are less than the incremental royalty fees generated from new franchisees. Franchising revenues increased approximately 12% while selling, general and administrative expenses increased 8%.

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

Total marketing and reservation revenues were $111.9 million and $103.7 million for the six months ended June 30, 2005 and 2004, respectively. Depreciation and amortization attributable to marketing and reservation activities was $3.9 million and $5.1 million for the six months ended June 30, 2005 and 2004, respectively.

Interest expense attributable to reservation activities was $0.5 million and $0.7 million for the six months ended June 30, 2005 and 2004, respectively. Cash advances for marketing and reservations activities totaled $5.8 million for the six months ended June 30, 2005. Marketing and reservation activities generated $8.3 million of positive operating cash flow for the six months ended June 30, 2004. As of June 30, 2005 and December 31, 2004, the Company’s balance sheet included a receivable of $31.3 million and $21.7 million, respectively, for marketing and reservation fees. This receivable is recorded as an asset in the financial statements as the Company has the contractual authority to require that the franchisees in the system at any given point repay the Company for any deficits related to marketing and reservation activities. The Company’s current franchisees are legally obliged to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue. The Company has no present intention to accelerate repayment of the deficit from current franchisees.

Other Income and Expenses. Other income and expense, net increased $2.0 million to an expense of $6.7 million for the six months ended June 30, 2005 from $4.7 million for the same period in 2004. This increase resulted from an increase in interest expense to $7.5 million for the six months ended June 30, 2005 from $5.4 million for the same period of 2004 due to an increase in average borrowings outstanding and higher average interest rates. The Company’s weighted average interest rate as of June 30, 2005 was 5.04% compared to 3.89% as of June 30, 2004.

Income Taxes: The Company’s effective income tax provision rate was 36.8% for the six months ended June 30, 2005, a decrease of 40 basis points from the effective income tax provision rate of 37.2% for the six months ended June 30, 2004.

Income tax expense for the six months ended June 30, 2005 and 2004 includes approximately $0.5 million and $0.6 million, respectively of provisions for income tax contingencies. Depending upon the outcome of certain income tax contingencies during 2005 up to $6.7 million of income tax benefits may be reflected in our 2005 results of operations from the reversal of reserves.

Net income for the six months ended June 30, 2005 increased by 15% to $33.5 million, and diluted earnings per share increased 22% to $1.01 in 2005 from $0.83 reported for the same period of 2004. A portion of the increase in diluted earnings per share is attributable to stock repurchases made by the Company in 2005 and 2004.

Liquidity and Capital Resources

Net cash provided by operating activities was $63.3 million and $47.2 million for the six months ended June 30, 2005 and June 30, 2004, respectively. The increase is attributable to improvements in operating results and timing of payments for income taxes and trade payables, offset by decreases in cash flows from marketing and reservation activities.

Net cash advances related to marketing and reservation activities totaled $5.8 million for the six months ended June 30, 2005 compared to net repayments of $8.3 million during the six months ended June 30, 2004. The decline in cash flows from marketing and reservation activities is attributable to an increase in advertising, promotional costs and loyalty program reward redemptions during the year. The Company expects marketing and reservation activities to generate positive cash flows between $18 million and $20 million in 2005.

Cash used for investing activities for the six months ended June 30, 2005 and 2004, was $10.8 million and $7.5 million, respectively. As a lodging franchisor, Choice has relatively low capital expenditure requirements. During the six months ended June 30, 2005 and 2004 capital expenditures totaled $8.0 million and $3.0 million, respectively. Capital expenditures include the installation and upgrades of system-wide property and yield management systems and upgrades to disaster recovery hardware and financial and reservation systems.

Financing cash flows relate primarily to the Company’s borrowings under its credit lines, treasury stock purchases and dividends. In July 2004, the Company entered into a $265 million senior unsecured revolving credit facility (the “Revolver”) with a syndicate of lenders. The Revolver permits the Company to borrow, repay and reborrow revolving loans until the scheduled maturity date in July 2009. Borrowings pursuant to the Revolver bear interest, at one of several rates selected by the Company, based upon the credit rating of the Company and include LIBOR plus 62 ½ basis points to 125 basis points; prime rate; and prime rate minus 175 basis points. In addition, the Company has the option to request participating banks to bid on loan participation at lower rates than those contractually provided by the Revolver. The Revolver requires the Company to pay a commitment fee ranging, based upon the credit rating of the Company, between 12 ½ basis points and 25 basis points of the average daily-unused portion of the aggregate available commitment. The Revolver also provides for the issuance of letters of credit on behalf of the Company. The Revolver includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage. The proceeds from the Revolver are used for general corporate purposes, including working capital, debt repayment, stock repurchases and investments. As of June 30, 2005, the Company was in compliance with all covenants under the Revolver. The Revolver restricts the Company’s ability to make certain investments, incur certain debt, and dispose of assets, among other restrictions. As of June 30, 2005, the Company had $204.5 million of revolving loans outstanding pursuant to the Revolver.

In April 2005, the Company increased the available credit under the Revolver from $265 million to $350 million. The increase in available credit under the Revolver did not change any other terms of the credit facility.

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

The Company has a line of credit with a bank providing up to an aggregate of $10 million of borrowings, which is due upon demand. The line of credit ranks pari-pasu (or equally) with the Revolver. Borrowings under the line of credit bear interest at rates established at the time of borrowing based on prime minus 175 basis points. As of June 30, 2005, no amounts were outstanding pursuant to this line of credit.

As of June 30, 2005, total long-term debt outstanding for the Company was $305 million, of which $0.1 million was scheduled to mature in the twelve months ended June 30, 2006.

Through June 30, 2005, the Company had repurchased 32.8 million shares of its common stock under its share repurchase program at a total cost of $681.6 million, including 0.3 million shares at a cost of $18.3 million during the six months ended June 30, 2005. At June 30, 2005, the Company had approximately 32.7 million shares of common stock outstanding. As of June 30, 2005, the Company had remaining authorization to purchase up to 1.5 million shares.

In the fourth quarter of 2003, the Company initiated a cash dividend on its common stock. In September 2004, the Company’s board of directors increased the quarterly dividend rate to $0.225, a 12.5% increase from the previous quarterly rate of $0.20. This increase raises the annual dividend rate on the Company’s common stock from $0.80 to $0.90 per share. Dividends paid in the first six months of 2005 were approximately $14.5 million and we expect dividends in 2005 to be approximately $29.1 million assuming the existing share count and dividend rate, subject to declaration by our board of directors.

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

Stock Compensation.

Effective January 1, 2003, the Company adopted, in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the fair value based method of accounting for stock option awards granted on or after January 1, 2003. No compensation expense related to the grant of stock options under the Company’s stock compensation plans was reflected in net income for any years ended on or before December 31, 2002 because the Company accounted for grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and all stock options granted in those years had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 148 to all stock compensation for the three and six months ended June 30, 2005 and 2004 is set forth in Note 2 to our consolidated financial statements.

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

At June 30, 2005 and December 31, 2004, the Company had $305.0 million and $328.7 million of debt outstanding at an effective interest rate of 5.04% and 4.6%, respectively. A hypothetical change of 10% in the Company’s effective interest rate from June 30, 2005 levels would increase or decrease annual interest expense by $0.8 million. Prior to scheduled maturities, the Company expects to refinance its long-term debt obligations.

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

An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2005 that materially affected, or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Incorporated by reference to the description of legal proceedings in the “Commitments and Contingencies” footnote in the financial statements set forth in Part I. “Financial Information.”

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

The following table sets forth purchases of Choice Hotels International, Inc. common stock made by the Company during the six months ended June 30, 2005.

Month Ending	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2005	—	$—	—	1,827,888
February 28, 2005	7,375	59.28	—	1,827,888
March 31, 2005	227,426	59.87	226,055	1,601,833
April 30, 2005	—	—	—	1,601,833
May 31, 2005	79,000	60.64	79,000	1,522,833
June 30, 2005	—	—	—	1,522,833

Total	313,801	$60.05	305,055	1,522,833

During the six months ended June 30, 2005, the Company purchased 8,746 shares of common stock from employees to satisfy tax-withholding requirements from the vesting of restricted stock grants. These purchases were outside the share repurchase program initiated in June 1998.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 3, 2005. At the meeting, Stewart Bainum, Jr., Ervin R. Shames and Gordon A. Smith were each elected to a three-year term expiring in 2008. The terms of the following directors continued after the meeting:

Charles A. Ledsinger, Jr.

Larry R. Levitan

Fiona Dias

Raymond E. Schultz

The following directors ended their service after the Annual Meeting of Shareholders:

Jerry E. Robertson, Ph.D.

William L. Jews

The Company’s shareholders voted to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005.

The following table summarizes the results of the voting for each matter voted upon at the annual meeting.

	Votes Cast
	For	Against	Withheld	Abstentions	Broker Non-Votes
Election of Stewart Bainum, Jr.	29,671,065	—	578,800	—	—

Election of Ervin R. Shames	30,170,746	—	79,119	—	—

Election of Gordon A. Smith	30,167,708	—	82,157	—	—

Ratification of Appointment of PricewaterhouseCoopers LLP	30,139,583	82,899	—	27,383	—

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number and Description

Exhibit Number	Description
3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

3.02(a)	Amended and Restated Bylaws of Choice Hotels International, Inc.

4.01(m)	Senior Unsecured Revolving Credit Facility agreement dated July 9, 2004 among Choice Hotels International, Inc., Wachovia Bank, National Association, as agents for the Lenders

4.02(f)	Registration Agreement dated April 28, 1998 between Choice Hotels International, Inc. and Salomon Brothers, Inc., Bear Stearns & Co. Inc. and Lehman Brothers Inc.

4.03(f)	Indenture dated as of May 4, 1998, by and among Choice Hotels International, Inc., Quality Hotels Europe, Inc., QH Europe Partnership and Marine Midland Bank, as Trustee, with respect to the 7.125% Senior Notes due 2008.

4.04(f)	Specimen certificate of 7.125% Senior Note due 2008 (Original Note) (Attached as an exhibit to the Indenture set forth as Exhibit 4.03)

4.05(f)	Specimen certificate of 7.125% Senior Note due 2008 (Exchange Note) (Attached as an exhibit to the Indenture set forth as Exhibit 4.03)

4.07(i)	Agreement to furnish certain debt agreements

4.08(n)	Master Lender Accession agreement dated April 29, 2005 among Choice Hotels International, Inc., Wachovia Bank, National Association, as Administrative Agent for the Lenders

10.01(b)	Amended and Restated Employment Agreement between Choice Hotels International, Inc. and Charles A. Ledsinger, Jr. dated November 13, 2002

10.02(i)	Amended and Restated Chairman’s Service Agreement dated May 4, 2004 by and between Choice Hotels International, Inc. and Stewart Bainum, Jr.

10.03(d)	Amended and Restated Employment Agreement dated April 13, 1999 by and between Choice Hotels International, Inc. and Thomas Mirgon

10.04(e)	Choice Hotels International, Inc. Non-Employee Director Stock Option and Deferred Compensation Stock Purchase Plan

10.05(e)	Choice Hotels International, Inc. 1997 Non-Employee Director Stock Compensation Plan

10.06(k)	Choice Hotels International, Inc. 1997 Long-Term Incentive Plan

10.07(g)	Second Amended and Restated Employment Agreement dated April 13, 1999 between Choice Hotels International, Inc. and Michael J. DeSantis

10.08(h)	Commercial Lease dated May 29, 1998 among Columbia Pike I, LLC and Colesville Road, LLC (each an assignee of Manor Care, Inc.) and Choice Hotels International, Inc.

10.09(j)	Employment Agreement dated June 3, 1999 between Choice Hotels International, Inc. and Joseph M. Squeri

10.10(l)	Employment Agreement dated May 3, 2000 between Choice Hotels International, Inc. and Daniel Rothfeld

10.11(l)	Employment Agreement dated August 18, 2000 between Choice Hotels International, Inc. and Wayne Wielgus

10.12(c)	Amended and Restated Supplemental Executive Retirement Plan

10.13(b)	Choice Hotels International, Inc. Executive Deferred Compensation Plan

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Filed herewith
(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Registration Statement on Form S-4, filed August 31, 1998 (Reg. No. 333-62543)
(b)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003
(c)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, filed April 2, 2001
(d)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed on June 4, 1999
(e)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Registration Statement filed on Form S-8, filed on December 2, 1997 (Reg. No. 333-41357)
(f)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q filed for the quarterly period ended March 31, 1998, filed on May 15, 1998
(g)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1998, filed on August 11, 1998
(h)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 30, 1999
(i)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005
(j)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed on August 16, 1999
(k)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Registration Statement on Form S-8, filed September 30, 1997 (Reg. No. 333-36819)
(l)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 14, 2000
(m)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed August 6, 2004
(n)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q filed for the quarterly period ended March 31, 2005, filed on May 10, 2005

(b) Reports on Form 8-K

The Company filed a report on Form 8-K, dated April 27, 2005, reporting that a press release had been issued reporting the Company’s earnings for the quarter ended March 31, 2005.

The Company filed a report on Form 8-K, dated May 4, 2005, reporting that on May 4, 2005, the Company made a presentation at the JP Morgan Chase & Co.’s Gaming and Lodging Conference held in Las Vegas, Nevada.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

Date: August 3, 2005	By:	/s/ Joseph M. Squeri
Joseph M. Squeri
Executive Vice President, Operations and Chief Financial Officer