Form 10-Q
period 2005-09-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2005-11-09
CIK 1046311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CLASS	SHARES OUTSTANDING AT SEPTEMBER 30, 2005
Common Stock, Par Value $0.01 per share	65,303,908*

*	Shares outstanding at September 30, 2005 have been retroactively adjusted to reflect a two-for-one stock split affected in the form of a stock dividend distributed on October 21, 2005 to shareholders of record on October 7, 2005.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
REVENUES:
Royalty fees	$58,063	$51,845	$138,220	$124,231
Initial franchise and relicensing fees	5,769	4,927	16,671	13,546
Partner services	3,122	3,027	10,358	9,282
Marketing and reservation	72,961	65,379	184,814	169,107
Hotel operations	1,153	1,018	3,214	2,762
Other	1,003	1,312	2,457	2,983

Total revenues	142,071	127,508	355,734	321,911

OPERATING EXPENSES:
Selling, general and administrative	18,346	16,374	54,360	49,612
Depreciation and amortization	2,188	2,489	6,769	7,525
Marketing and reservation	72,961	65,379	184,814	169,107
Hotel operations	789	778	2,288	2,150

Total operating expenses	94,284	85,020	248,231	228,394

OPERATING INCOME	47,787	42,488	107,503	93,517

OTHER INCOME AND EXPENSES:
Interest expense	3,815	2,921	11,294	8,277
Interest and other investment (income) loss	(721)	75	(994)	(323)
Equity in net income of affiliates	(267)	(175)	(621)	(451)
Gain on sale of assets	(197)	—	(383)	—
Loss on extinguishment of debt	—	696	—	696

Total other income and expenses	2,630	3,517	9,296	8,199

INCOME BEFORE INCOME TAXES	45,157	38,971	98,207	85,318
INCOME TAXES	12,691	14,055	32,194	31,305

NET INCOME	$32,466	$24,916	$66,013	$54,013

WEIGHTED AVERAGE SHARES OUTSTANDING-BASIC	64,756	65,613	64,452	66,978

WEIGHTED AVERAGE SHARES OUTSTANDING-DILUTED	66,963	68,519	66,630	69,740

BASIC EARNINGS PER SHARE	$0.50	$0.38	$1.02	$0.81

DILUTED EARNINGS PER SHARE	$0.48	$0.36	$0.99	$0.77

CASH DIVIDENDS DECLARED PER SHARE	$0.13	$0.1125	$0.355	$0.3125

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$37,251	$28,518
Receivables (net of allowance for doubtful accounts of $5,068 and $5,956, respectively)	42,926	34,611
Deferred income taxes	2,252	2,252
Other current assets	4,265	4,212

Total current assets	86,694	69,593

PROPERTY AND EQUIPMENT, AT COST, NET	47,662	47,492
GOODWILL	66,183	60,620
FRANCHISE RIGHTS AND OTHER IDENTIFIABLE INTANGIBLES, NET	38,950	34,795
RECEIVABLE-MARKETING AND RESERVATION FEES	14,891	21,683
INVESTMENTS, EMPLOYEE BENEFIT PLANS, AT FAIR VALUE	22,377	17,247
OTHER ASSETS	11,806	11,922

Total assets	288,563	263,352

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Current portion of long-term debt	775	10,146
Accounts payable	30,825	30,718
Accrued expenses and other	43,091	36,893
Deferred revenue	27,451	23,309
Income taxes payable	18,952	989

Total current liabilities	121,094	102,055

LONG-TERM DEBT	295,892	318,557
DEFERRED INCOME TAXES	2,479	6,974
OTHER LIABILITIES	33,689	38,819

Total liabilities	453,154	466,405

Commitments and contingencies

SHAREHOLDERS’ DEFICIT
Common stock, $0.01 par value	653	323
Additional paid-in-capital	90,244	83,303
Accumulated other comprehensive income	1,110	1,400
Deferred compensation	(10,934)	(8,034)
Treasury stock	(639,974)	(631,312)
Retained earnings	394,310	351,267

Total shareholders’ deficit	(164,591)	(203,053)

Total liabilities and shareholders’ deficit	288,563	263,352

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, IN THOUSANDS)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$66,013	$54,013

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,769	7,525
Gain on sale of assets	(383)	—
Provision for bad debts	102	215
Non-cash stock compensation	3,877	3,100
Non-cash interest and other investment (income) loss	(346)	157
Loss on extinguishment of debt	—	696
Equity in net income of affiliates	(621)	(451)

Changes in assets and liabilities, net of acquisitions:
Receivables	(8,089)	(9,032)
Receivable — marketing and reservation fees, net	13,351	18,222
Accounts payable	(1,545)	(2,368)
Accrued expenses and other	5,041	3,040
Income taxes payable	23,842	10,120
Deferred income taxes	(7,006)	(8,666)
Deferred revenue	4,000	(839)
Other current assets	87	236
Other liabilities	(6,179)	(934)

NET CASH PROVIDED BY OPERATING ACTIVITIES	98,913	75,034

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(10,242)	(4,266)
Proceeds from disposition of assets	2,811	—
Acquisition of Suburban, net of cash acquired	(7,345)	—
Issuances of notes receivable	(1,456)	(1,781)
Purchases of investments	(7,723)	(6,090)
Proceeds from sale of investments	3,239	3,318
Other items, net	(515)	(431)

NET CASH USED IN INVESTING ACTIVITIES	(21,231)	(9,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	192,000
Principal payments of long-term debt	(109)	(267,693)
Net (repayments) borrowings pursuant to revolving credit facility	(32,604)	137,118
Purchase of treasury stock	(23,935)	(101,336)
Debt issuance costs	(193)	(1,010)
Dividends paid	(21,813)	(20,125)
Proceeds from exercise of stock options	9,705	5,590

NET CASH USED IN FINANCING ACTIVITIES	(68,949)	(55,456)

Net change in cash and cash equivalents	8,733	10,328
Cash and cash equivalents at beginning of period	28,518	20,714

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$37,251	$31,042

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments during the period for:
Income taxes, net of refunds	$19,738	$29,828
Interest	$9,318	$7,069
Non-cash investing activities:
Acquisition of Suburban, non-cash consideration	$5,405	$—
Non-cash financing activities:
Declaration of dividend	$22,970	$20,832
Income tax benefit realized related to employee stock options exercised	$6,016	$3,226
Issuance of restricted shares of common stock	$6,043	$7,921

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

2. Stock Split

On September 14, 2005, the Company’s board of directors declared a two-for-one stock split effected in the form of a stock dividend. The stock dividend was distributed on October 21, 2005 to shareholders of record on October 7, 2005. Share data and earnings per share data in these consolidated financial statements reflect the stock split, applied retroactively, to all periods presented.

3. Stock-Based Compensation

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

The Company’s stock-based compensation plans and related accounting policies are described more fully in the notes to the consolidated financial statements included in the 10-K. No stock-based compensation cost is reflected in the accompanying consolidated statements of income related to the grant of stock options which occurred prior to January 1, 2003, because the Company accounted for those grants under APB Opinion No. 25 and all such stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the three and nine months ended September 30, 2005 and 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2005	2004	2005	2004
Net income, as reported	$32,466	$24,916	$66,013	$54,013
Stock-based employee compensation cost included in reported net income, net of related tax effects	742	701	2,185	1,724
Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,282)	(1,028)	(3,413)	(2,709)

Net income, pro forma	$31,926	$24,589	$64,785	$53,028

Earnings per share:
Basic-as reported	$0.50	$0.38	$1.02	$0.81
Basic-pro forma	$0.49	$0.37	$1.01	$0.79
Diluted-as reported	$0.48	$0.36	$0.99	$0.77
Diluted-pro forma	$0.48	$0.36	$0.97	$0.76

SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”) was issued in December 2004. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123 for all employee awards granted, modified, or settled after January 1, 2003. SFAS No. 123R will require the Company to apply fair value recognition provisions to all unvested equity awards as of the first annual reporting period starting after June 15, 2005, which is the Company’s fiscal year beginning January 1, 2006. The adoption of SFAS No. 123R is not expected to have a material effect on the Company’s results of operations or financial condition.

4. Receivable—Marketing and Reservation Fees

The marketing fees receivable at September 30, 2005 and December 31, 2004 was $14.9 million and $15.6 million, respectively. The reservation fees receivable was $6.1 million at December 31, 2004. As of September 30, 2005, cumulative reservation fees collected exceeded expenses by $1.1 million and the excess has been reflected as a long-term liability in the accompanying consolidated balance sheets. Depreciation and amortization expense attributable to marketing and reservation activities was $1.9 million and $2.0 million for the three months ended September 30, 2005 and 2004, respectively, and $5.7 million and $7.2 million for the nine months ended September 30, 2005 and 2004, respectively. Interest expense attributable to reservation activities was $0.3 million and $0.4 million for the three months ended September 30, 2005 and 2004, respectively, and $0.8 million and $1.1 million, for the nine months ended September 30, 2005 and 2004, respectively.

5. Income Taxes

The effective income tax rates for the 2005 and 2004 nine-month periods of approximately 32.8% and 36.7%, respectively, differ from the statutory rate due to foreign income earned, which is taxed at lower rates than statutory U.S. income tax rates, state income taxes and certain federal and state income tax credits. The 2005 three and nine-month rates also reflect the reversal of provisions for income tax contingencies (approximately $4.9 million) and taxes associated with the repatriation of foreign earnings (approximately $1.2 million).

On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA includes a temporary incentive for United States multinational corporations to repatriate undistributed earnings of foreign subsidiaries by providing an 85 percent dividends received deduction for qualifying dividends from controlled foreign corporations, as defined in the AJCA, resulting in an effective tax rate of 5.25 percent on any such repatriated foreign earnings. The Company has elected to apply this provision to qualifying earnings repatriations in 2005. The Company has determined that a repatriation of earnings totaling approximately $23.5 million will be made in the fourth quarter of 2005. As a result, the related income tax provision totaling approximately $1.2 million has been recorded in the Company’s third quarter consolidated statements of income. The Company continues to evaluate the AJCA repatriation provisions and may revise the amount of earnings to be repatriated.

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

6. Comprehensive Income

The differences between net income and comprehensive income are described in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2005	2004	2005	2004
Net income	$32,466	$24,916	$66,013	$54,013
Other comprehensive income, net of tax:
Unrealized gains (losses) on available for sale securities	(99)	(6)	(124)	5
Foreign currency translation adjustment, net	(37)	854	(116)	(166)
Amortization of deferred gain on hedge	(16)	(16)	(50)	(50)

Other comprehensive loss	(152)	832	(290)	(211)

Comprehensive income	$32,314	$25,748	$65,723	$53,802

7. Capital Stock and Earnings Per Share

Stock Repurchase Program

During the three and nine months ending September 30, 2005, the Company repurchased 0.2 million and 0.8 million shares of its common stock at a total cost of $5.1 million and $23.9 million, respectively, including 0.2 million at a total cost of $6.0 million from one of the Company’s largest shareholders. During the three and nine months ending September 30, 2004, the Company repurchased 0.8 million and 4.6 million shares of its common stock at a total cost of $21.6 million and $101.3 million, respectively. Subsequent to September 30, 2005 through November 8, 2005, the Company repurchased an additional 0.7 million shares of its common stock at a total cost of $23.9 million.

Restricted Stock

The following table is a summary of activity related to restricted stock grants to non-employee directors and key employees.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Restricted Shares Granted	28,934	1,866	201,862	407,038
Weighted Average Grant Date Fair Value Per Share	$30.62	$26.80	$29.94	$19.47
Aggregate Grant Date Fair Value ($000)	$886	$50	$6,044	$7,923
Restricted Shares Forfeited	6,464	—	29,150	4,110
Vesting Period of Shares Granted	3-5 yrs	3 yrs	3-5 yrs	3-5 yrs

During the three and nine months ending September 30, 2005, the Company incurred compensation expense totaling $0.9 million and $2.5 million, respectively, related to the vesting of restricted stock. Compensation expense related to the vesting of restricted stock for the three and nine months ending September 30, 2004 totaled $0.8 million and $1.9 million, respectively.

Stock Options

The Company received $0.5 million and $9.7 million in proceeds from the exercise of 0.1 and 1.3 million employee stock options during the three and nine months ending September 30, 2005, respectively. During the three and nine months ended September 30, 2004, the Company received $1.3 million and $5.6 million in proceeds from the exercise of 0.2 million and 0.8 million employee stock options, respectively.

The Company granted approximately 0.4 million and 0.02 million options to officers of the Company at a fair value of approximately $3.6 million and $0.1 million during the nine months ending September 30, 2005 and 2004, respectively. No options were granted during the three-month periods ending September 30, 2005 and 2004. The fair value of each option granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005 Grants	2004 Grants
Risk-free interest rate	3.70%	3.03%
Volatility	36.07%	37.97%
Expected lives	5.5 years	6 years
Dividend yield	1.50%	1.93%

Dividends

On May 3, 2005, the Company declared a cash dividend of $0.1125 per share (or approximately $7.3 million in the aggregate), which was paid on July 22, 2005 to shareholders of record on July 8, 2005. On September 14, 2005, the Company’s Board of Directors approved an increase in the quarterly dividend rate from $0.1125 to $0.13 per share (or approximately $8.4 million in the aggregate), which was paid on October 21, 2005 to shareholders of record on October 7, 2005.

In September 2004, the Company declared a cash dividend of $0.1125 per share (or approximately $7.4 million in the aggregate) which was paid on October 22, 2004 to shareholders of record on October 8, 2004.

Earnings Per Share

The following table reconciles the number of shares used in the basic and diluted earnings per share calculations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2005	2004	2005	2004
Computation of Basic Earnings Per Share:
Net Income	$32,466	$24,916	$66,013	$54,013

Weighted average shares outstanding-basic	64,756	65,613	64,452	66,978

Basic earnings per share	$0.50	$0.38	$1.02	$0.81

Computation of Diluted Earnings Per Share:
Net income for diluted earnings per share	$32,466	$24,916	$66,013	$54,013
Weighted average shares outstanding-basic	64,756	65,613	64,452	66,978
Effect of Dilutive Securities:
Employee stock option and restricted stock plan	2,207	2,906	2,178	2,762

Weighted average shares outstanding-diluted	66,963	68,519	66,630	69,740

Diluted earnings per share	$0.48	$0.36	$0.99	$0.77

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share assumes dilution and is computed based on the weighted-average number of common shares outstanding after consideration of the dilutive effect of stock options and unvested restricted stock. The effect of dilutive securities is computed using the treasury stock method and average market prices during the period.

8. Acquisition of Suburban Franchise Holding Company, Inc.

On September 28, 2005, the Company acquired 100% of the stock of Suburban Franchise Holding Company, Inc. (“Suburban”) (the “Suburban Transaction”) and its wholly owned subsidiary, Suburban Franchise Systems, Inc. The initial purchase price for Suburban was $12.7 million, which consisted of cash paid, net of cash acquired, of $7.3 million, liabilities assumed of $4.6 million and direct acquisition and exit costs totaling $0.8 million. Included in the purchase price is a 60-day working capital look-back adjustment escrow totaling $0.5 million, which expires on November 27, 2005. The merger provides for contingent cash payments, of up to $5 million, to be made upon the satisfaction of the following conditions:

•	$2.5 million payable if at any time prior to the 3rd anniversary of closing, at least 84 Suburban franchises are open or under construction and at least 79 are open on that date;

•	An additional $2.5 million payable if at any time prior to the 3rd anniversary of closing, but in no event prior to the 2nd anniversary of closing, at least 100 Suburban franchises are open or under construction and at least 90 are open on that date;

•	Both contingent payments are subject to at least 51 of the existing Suburban franchises open at the acquisition date, remaining open when the contingent payment is otherwise earned.

No liabilities have been recorded related to the contingent cash payments. If the contingent consideration is earned, the purchase price of Suburban will be adjusted at that time. The results of operations for Suburban have been included in the Company’s results of operations since the date of acquisition.

The Company accounted for the Suburban Transaction in accordance with SFAS No. 141, “Business Combinations”. The Company allocated the purchase price based upon a preliminary assessment of the fair value of assets acquired and liabilities assumed. The total purchase price was allocated based on a preliminary analysis by management of the respective fair values of the acquired assets and liabilities at September 28, 2005 as follows:

Estimated Fair Value
($000)
Tangible assets	$448
Intangible assets	6,739
Goodwill	5,563

Total assets acquired	12,750
Liabilities assumed	(5,405)

Cash paid, net of cash acquired	$7,345

Suburban is the franchisor of Suburban Extended Stay Hotels, a 67-unit (8,942 room) lodging chain operating in the economy extended stay segment primarily in the southeastern United States. The acquisition of Suburban allowed the Company to enter, on an accelerated basis, the economy extended stay segment, a market in which it did not previously compete. The purchase price of Suburban was based on the projected business growth and cash flows of Suburban over the next several years and indicated a value that was in excess of the current net book value of the business, resulting in the recognition of various identifiable intangible assets and goodwill as follows:

	Estimated Fair Value	Estimated Useful Lives
	($000)
Franchise Contracts	$6,339	10 years
Trademarks and Tradenames	400	Indefinite life
Goodwill	5,563	Indefinite life

	$12,302

Goodwill and intangible assets are not deductible for tax purposes. The allocations of the purchase price are preliminary and subject to revision as analyses are finalized. The Company continues to gather information concerning the valuation of assets acquired and liabilities assumed (including the identified intangible assets and their associated lives). The pro forma results of operations as if Suburban had been combined at the beginning of 2004 and 2005, would not be materially different from the Company’s reported results for those periods.

9. Pension Plans

The Company sponsors an unfunded non-qualified defined benefit plan (“SERP”) for certain senior executives. No assets are held with respect to the plan; therefore benefits are funded as paid to participants. The Company accounts for the SERP in accordance with SFAS No. 87, “Employers Accounting for Pensions.” For the three and nine months ended September 30, 2005 the Company recorded $0.2 million and $0.7 million, respectively, of expense related to the SERP which is included in selling, general and administrative expense in the accompanying consolidated statements of income. For the three and nine months ended September 30, 2004, the Company recorded $0.2 million and $0.5 million, respectively, of expense related to the SERP. Based on the plan retirement age of 65 years old, no benefit payments are anticipated during the current fiscal year. The following table presents the components of net periodic benefit costs for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2005	2004	2005	2004
Components of net periodic pension cost:
Service cost	$128	$104	$384	$312
Interest cost	64	51	196	153
Amortization:
Prior service cost	15	13	43	39
(Gain)/Loss	10	7	28	21

Net periodic pension cost	$217	$175	$651	$525

10. Debt

In July 2004, the Company entered into a $265 million senior unsecured revolving credit facility (the “Revolver”) with a syndicate of lenders. In April 2005, the Company increased the available credit under the Revolver from $265 million to $350 million. The Revolver permits the Company to borrow, repay and reborrow revolving loans until the scheduled maturity date in July 2009. Borrowings pursuant to the Revolver bear interest, at one of several rates selected by the Company, based upon the credit rating of the Company and include LIBOR plus 62 1/2 basis points to 125 basis points; prime rate; and prime rate minus 175 basis points. In addition, the Company has the option to request participating banks to bid on loan participation at lower rates than those contractually provided by the Revolver. The Revolver requires the Company to pay a commitment fee ranging, based upon the credit rating of the Company, between 12 1/2 basis points and 25 basis points of the average daily-unused portion of the aggregate available commitment. The Revolver also provides for the issuance of letters of credit on behalf of the Company. The Revolver includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage. The Revolver restricts the Company’s ability to make certain investments, incur certain debt, and dispose of assets, among other restrictions. As of September 30, 2005, the Company had $195.6 million of revolving loans outstanding pursuant to the Revolver.

As of September 30, 2005, in addition to the Revolver and $100 million of senior notes, the Company had a line of credit with a bank providing up to an aggregate of $10 million of borrowings, which is due upon demand. The line of credit ranks pari-pasu (or equally) with the Company’s Revolver and includes customary financial and other covenants that require the maintenance of certain ratios identical to those included in the Company’s Revolver. Borrowings under the line of credit bear interest at rates established at the time of borrowing based on prime minus 175 basis points. As of September 30, 2005, no amounts were outstanding pursuant to this line of credit.

In conjunction with the Company’s merger with Suburban, the Company assumed a bank loan with an outstanding balance of $0.6 million and a maturity date of October 13, 2005. The Company repaid this loan at maturity.

As of September 30, 2005, total long-term debt outstanding for the Company was $296.7 million, of which $0.8 million was scheduled to mature in the twelve months ending September 30, 2006.

11. Reportable Segment Information

The Company has a single reportable segment encompassing its franchising business. Revenues from the franchising business include royalty fees, initial franchise and relicensing fees, marketing and reservation fees, partner services revenue and other revenue. The Company is obligated under its franchise agreements to provide marketing and reservation services appropriate for the successful operation of its systems. These services do not represent separate reportable segments as their operations are directly related to the Company’s franchising business. The revenues received from franchisees that are used to pay for part of the Company’s central ongoing operations are included in franchising revenues and are offset by the related expenses paid for marketing and reservation activities to calculate franchising operating income. Corporate and other revenue consists of hotel operations. Except as described in Note 4, the Company does not allocate interest income, interest expense or income taxes to its franchising segment.

The following table presents the financial information for the Company’s franchising segment.

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
(In thousands)	Franchising	Corporate & Other	Consolidated	Franchising	Corporate & Other	Consolidated
Revenues	$140,918	$1,153	$142,071	$126,490	$1,018	$127,508
Operating income (loss)	57,286	(9,499)	47,787	51,228	(8,740)	42,488

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
(In thousands)	Franchising	Corporate & Other	Consolidated	Franchising	Corporate & Other	Consolidated
Revenues	$352,520	$3,214	$355,734	$319,149	$2,762	$321,911
Operating income (loss)	136,014	(28,511)	107,503	120,267	(26,750)	93,517

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

Overview

We are a hotel franchisor with franchise agreements representing 5,195 hotels open and 581 hotels under development as of September 30, 2005, with 426,357 and 45,368 rooms, respectively, in 49 states and more than 40 countries and territories outside the United States. Our brand names include Comfort Inn, Comfort Suites, Quality, Clarion, Sleep Inn, Econo Lodge, Rodeway Inn, MainStay Suites, Cambria Suites, Suburban Extended Stay Hotels and Flag Hotels. Approximately 95% of the Company’s revenues are derived from hotels franchised in the United States.

On September 28, 2005, the Company acquired 100% of the stock of Suburban Franchise Holding Company, Inc. (“Suburban”) and its wholly owned subsidiary, Suburban Franchise Systems, Inc. Suburban is the franchisor of Suburban Extended Stay Hotels, a 67-unit (8,942 room) lodging chain operating in the economy extended stay segment primarily in the southeastern United States. The acquisition of Suburban allowed the Company to enter, on an accelerated basis, the economy extended stay segment, a market in which it did not previously compete.

On September 14, 2005, the Company’s board of directors declared a two-for-one stock split effected in the form of a stock dividend. The stock dividend was distributed on October 21, 2005 to shareholders of record on October 7, 2005. Share data and earnings per share data referenced in management’s discussion and analysis of financial condition and results of operations reflect the stock split, applied retroactively, to all periods presented.

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

We believe that executing our strategic priorities creates value. Our Company focuses on two key value drivers:

Profitable Growth. Our success is dependent on improving the performance of our hotels and increasing our system size by selling additional hotel franchises. We attempt to improve our franchisees’ revenues and overall profitability by providing a variety of products and services designed to increase business delivery to and/or reduce operating and development costs for our franchisees. These products and services include national marketing campaigns, a central reservations system, property and yield management systems, quality assurance standards and endorsed vendor relationships. We believe that healthy brands that deliver a compelling return on investment for franchisees will enable us to sell additional hotel franchises. We have established multiple brands that meet the needs of many types of guests, and can be developed at various price points and applied to both new and existing hotels. This ensures that we have brands suitable for creating growth in a variety of market conditions. Improving the performance of the hotels under franchise and growing the system through additional franchise sales while maintaining a disciplined cost structure are the keys to profitable growth.

Maximizing Financial Returns and Creating Value for Shareholders. Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. We believe our strong and predictable cash flows create a strong financial position that provides us a competitive advantage. Our business does not require significant capital to operate and grow, therefore, we can maintain a capital structure that generates high financial returns and use our excess cash flow to increase returns to our shareholders. We have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. We have repurchased 65.9 million shares of common stock at a total cost of $686.7 million, or an average price of $10.43 per share since the program’s inception. Our cash flows from operations support our ability to complete the repurchase of approximately 2.9 million shares presently remaining under our current board of directors’ authorization. Upon completion of the current authorization we will evaluate the propriety of additional share repurchases with our board of directors. During the nine months ended September 30, 2005, we paid dividends totaling approximately $21.8 million and we presently expect to continue to pay dividends in the future. On September 14, 2005 our board of directors declared a cash dividend of $0.13 on outstanding common shares payable on October 21, 2005 to holders of record on October 7, 2005.

We believe these value drivers, when properly implemented, will enhance our profitability, maximize our financial returns and continue to generate value for our shareholders. The ultimate measure of our success will be reflected in the items below.

Results of Operations. Royalty fees, operating income, net income and diluted earnings per share represent key measurements of these value drivers. In the three months ended September 30, 2005, royalty fees revenue totaled approximately $58.1 million, a 12% increase from the same period in 2004. Operating income totaled $47.8 million for the three months ended September 30, 2005, a 12% increase from 2004. Net income for the three months ended September 30, 2005 increased to $32.5 million, a 30% increase from 2004. Diluted earnings per share for the third quarter of 2005 were $0.48, a 33% improvement over 2004 resulting from increased net income and a reduction in the number of shares outstanding attributable to our share repurchase program. Net income and diluted earnings per share for the three months ended September 30, 2005 include additional income tax expense of approximately $1.2 million related to the Company’s plan to repatriate approximately $23.5 million of foreign earnings pursuant to the American Jobs Creation Act and a reduction of income tax expense related to the resolution of certain tax contingencies of approximately $4.9 million. Those items represent diluted EPS of $0.05, net, for the three months ended September 30, 2005. Net income for the quarter ended September 30, 2004 included a loss on extinguishment of debt of approximately $0.7 million ($0.4 million, net of related tax effect) related to the refinancing of the Company’s senior credit facility. This item represented diluted EPS of $0.01 per share for the three months ended September 30, 2004. These measurements will continue to be a key management focus in 2005 and beyond.

Refer to MD&A heading “Operations Review” for additional analysis of our results.

Liquidity and Capital Resources. The Company generates significant cash flows from operations. In the nine months ended September 30, 2005, net cash provided by operating activities was $98.9 million, an increase of 32% from the same period in 2004. Since our business does not require significant reinvestment of capital, we utilize cash in ways that management believes provide the greatest returns to our shareholders which include share repurchases and dividends. We believe the Company’s cash flows from operations and available financing capacity are sufficient to meet the expected future operating, investing and financing needs of the business.

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

Operations Review

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2005 and September 30, 2004

The Company recorded net income of $32.5 million for the three months ended September 30, 2005, an increase of $7.6 million or 30% from $24.9 million for the same period in 2004. The increase in net income for the period is primarily attributable to a $5.3 million improvement in operating income, a decline in expenses reported in net other income and expenses of $0.9 million and a decline in the effective income tax rate from 36.1% to 28.1%. The effective income tax rate declined due to the resolution of certain tax contingencies of approximately $4.9 million offset by additional income tax expense of $1.2 million related to the Company’s plan to repatriate foreign earnings. The decline in net other income and expenses resulted from several factors including a loss on extinguishment of debt of $0.7 million incurred during the three months ended September 30, 2004. Operating income increased as a result of a $6.8 million, or 11%, increase in franchise revenues (total revenues excluding marketing and reservation revenues and hotel operations) and a decrease in depreciation and amortization expense partially offset by a $2.0 million increase in selling, general and administration expense.

Summarized financial results for the three months ended September 30, 2005 and 2004 are as follows:

(in thousands, except per share amounts)	2005	2004
REVENUES:
Royalty fees	$58,063	$51,845
Initial franchise and relicensing fees	5,769	4,927
Partner services	3,122	3,027
Marketing and reservation	72,961	65,379
Hotel operations	1,153	1,018
Other	1,003	1,312

Total revenues	142,071	127,508

OPERATING EXPENSES:
Selling, general and administrative	18,346	16,374
Depreciation and amortization	2,188	2,489
Marketing and reservation	72,961	65,379
Hotel operations	789	778

Total operating expenses	94,284	85,020

Operating income	47,787	42,488

OTHER INCOME AND EXPENSES:
Interest expense	3,815	2,921
Interest and other investment (income) loss	(721)	75
Equity in net income of affiliates	(267)	(175)
Gain on sale of assets	(197)	—
Loss on extinguishment of debt	—	696

Total other income and expenses	2,630	3,517

Income before income taxes	45,157	38,971
Income taxes	12,691	14,055

Net Income	$32,466	$24,916

Weighted average shares outstanding - diluted	66,963	68,519

Diluted earnings per share	$0.48	$0.36

Management analyzes its business based on franchise revenues, which is total revenues excluding marketing and reservation revenues and hotel operations, and franchise operating expenses that are reflected as selling, general and administrative expenses.

Franchise Revenues: Franchise revenues were $68.0 million for the three months ended September 30, 2005 compared to $61.1 million for the three months ended September 30, 2004. Royalty fees increased $6.3 million to $58.1 million from $51.8 million in 2004, an increase of 12%. The increase in royalties is attributable to a combination of factors including a 4.1% increase in the number of domestic franchised hotel rooms, excluding the franchises obtained in the acquisition of Suburban, a 5.8% increase in RevPAR and an increase in the effective royalty rate of the domestic hotel system to 4.07% from 4.04%. Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise contracts was $3.3 million for the three months ended September 30, 2005 compared to $3.1 million for the three months ended September 30, 2004, a 6% increase. The number of domestic franchise agreements executed in third quarter 2005 increased 17% to 143, compared to 122 in 2004. Relicensing fees increased 39% to $2.5 million for the three months ended September 30, 2005 from $1.8 million for the three months ended September 30, 2004. Relicensing fees are charged to the new property owner of a franchised property whenever an ownership change occurs and the property remains in the franchise system.

The number and changes in number of hotels and rooms on-line is important information when analyzing results because they are key indicators of our performance in executing our strategic priority of profitable growth. Increases in franchising revenues are heavily dependent upon our ability to sell additional hotel franchises because of the direct impact these sales have on our initial franchise fees and royalty fees. The number of domestic rooms on-line, excluding the franchised hotels obtained in the acquisition of Suburban, increased to 319,357 from 306,797, an increase of 4.1% during the twelve month period ended September 30, 2005. For the twelve-month period ended September 30, 2005, the total number of domestic hotels, on-line excluding the franchised hotels obtained in the acquisition of Suburban, grew 4.3% to 3,961 from 3,796 as of September 30, 2004. International rooms on-line increased to 98,058 as of September 30, 2005 from 95,722 as of September 30, 2004. The total number of international hotels on-line increased to 1,167 as of September 30, 2005 from 1,163 as of September 30, 2004. As of September 30, 2005, the Company had 497 franchised hotels with 37,688 rooms either in design or under construction in its domestic system. The domestic franchised hotels under development include 163 conversion and 334 new construction properties. The Company has an additional 84 franchised hotels with 7,680 rooms under development in its international system as of September 30, 2005. Total domestic and international hotels in design or under construction at September 30, 2005 have increased 18% compared to September 30, 2004.

Following the acquisition of Suburban on September 28, 2005, the Company’s domestic franchised hotels and rooms increased to 4,028 and 328,299, respectively, increases of 6.1% and 7.0% over September 30, 2004.

Franchise Expenses: The cost to operate the franchising business is reflected in selling, general and administrative expenses. Selling, general and administrative expenses were $18.3 million for the three months ended September 30, 2005, an increase of $2.0 million from the three months ended September 30, 2004. Expenses increased primarily due to higher compensation costs including variable franchise sales and key management incentive compensation. As a percentage of revenues, excluding marketing and reservation fees and hotel operations, total selling, general and administrative expenses were 27.0% for the three months ended September 30, 2005, compared to 26.8% for the same period of 2004.

Marketing and Reservations: The Company’s franchise agreements require the payment of franchise fees which include marketing and reservation fees. The fees, which are based on a percentage of the franchisees’ gross room revenues, are used exclusively by the Company for expenses associated with providing franchise services such as central reservations systems, national marketing and media advertising. The Company is contractually obligated to expend the marketing and reservation fees it collects from franchisees in accordance with the franchise agreements; as such, no income or loss to the Company is generated.

Total marketing and reservation revenues were $73.0 million and $65.4 million for the three months ended September 30, 2005 and 2004, respectively. Depreciation and amortization attributable to marketing and reservation activities was $1.9 million and $2.0 million for the three months ended September 30, 2005 and 2004, respectively. Interest expense attributable to reservation activities was $0.3 million and $0.4 million for the three months ended September 30, 2005 and 2004, respectively. Marketing and reservation activities generated positive operating cash flow of $13.4 million and $18.2 million for the nine months ended September 30, 2005 and 2004, respectively. As of September 30, 2005, the Company’s balance sheet included a receivable of $14.9 million for marketing fees and a payable of $1.1 million for reservation fees. At December 31, 2004 the Company’s balance sheet contained a combined receivable for marketing and reservation fees of $21.7 million. These amounts are recorded as receivables in the financial statements as the Company has the contractual authority to require that the franchisees in the system at any given point repay the Company for any deficits related to marketing and reservation activities. The Company’s current franchisees are legally obliged to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue. The Company has no present intention to accelerate repayment of the deficit from current franchisees. Cumulative reservation and marketing fees not expended are recorded as a payable in the financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements.

Other Income and Expenses. Other income and expense, net, declined $0.9 million to an expense of $2.6 million for the three months ended September 30, 2005 from $3.5 million for the same period in 2004. This decline resulted from a $0.8 million increase in investment income on assets held in non-qualified employee benefit plans over the same period of 2004, the loss on extinguishment of debt of approximately $0.7 million attributable to the refinancing of our senior credit facility during the third quarter of 2004, offset by an increase in interest expense to $3.8 million for the three months ended September 30, 2005 from $2.9 million for the same period of 2004 primarily due to higher average interest rates. The Company’s weighted average interest rate as of September 30, 2005 was 5.39% compared to 4.17% as of September 30, 2004.

Income Taxes: The Company’s effective income tax provision rate was 28.1% for the three months ended September 30, 2005, a decrease of 800 basis points from the effective income tax provision rate of 36.1% for the quarter ended September 30, 2004. The effective income tax rate for the three months ended September 30, 2005 declined due to the reversal of reserves resulting from the resolution of certain tax contingencies of approximately $4.9 million offset by additional income tax expense of $1.2 million related to the Company’s plan to repatriate foreign earnings. The income tax expense for the three months ended September 30, 2004 was reduced by approximately $0.6 million related to the reversal of reserves resulting from the resolution of income tax contingencies. Depending upon the outcome of certain income tax contingencies during 2005 up to $0.9 million of additional income tax benefits may be reflected in our 2005 results of operations.

Net income for the three months ended September 30, 2005 increased by 30% to $32.5 million, and diluted earnings per share increased 33% to $0.48 in 2005 from $0.36 reported for the same period of 2004. A portion of the increase in diluted earnings per share is attributable to stock repurchases made by the Company in 2005 and 2004.

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2005 and September 30, 2004

The Company recorded net income of $66.0 million for the nine months ended September 30, 2005, an increase of $12.0 million from $54.0 million for the same period in 2004. The increase in net income for the period is primarily attributable to a $14.0 million improvement in operating income, a decline in the effective income tax rate from 36.7% to 32.8%, partially offset by a $1.1 million expense increase in net other income and expenses. The effective income tax rate declined due to the reversal of reserves resulting from the resolution of certain tax contingencies of approximately $4.9 million offset by additional income tax expense of $1.2 million related to the Company’s plan to repatriate foreign earnings. The net expense increase in net other income and expenses was primarily related to a $3 million increase in interest expense offset by the loss on extinguishment of debt of $0.7 million incurred during the nine months ended September 30, 2004. Operating income increased as a result of a $17.7 million, or 12%, increase in franchise revenues (total revenues excluding marketing and reservation revenues and hotel operations) and a decrease in depreciation and amortization expense partially offset by a $4.7 million increase in selling, general and administration expense.

Summarized financial results for the nine months ended September 30, 2005 and 2004 are as follows:

(in thousands, except per share amounts)	2005	2004
REVENUES:
Royalty fees	$138,220	$124,231
Initial franchise and relicensing fees	16,671	13,546
Partner services	10,358	9,282
Marketing and reservation	184,814	169,107
Hotel operations	3,214	2,762
Other	2,457	2,983

Total revenues	355,734	321,911

OPERATING EXPENSES:
Selling, general and administrative	54,360	49,612
Depreciation and amortization	6,769	7,525
Marketing and reservation	184,814	169,107
Hotel operations	2,288	2,150

Total operating expenses	248,231	228,394

Operating income	107,503	93,517

OTHER INCOME AND EXPENSES:
Interest expense	11,294	8,277
Interest and other investment income	(994)	(323)
Gain on sale of assets	(383)	—
Equity in net income of affiliates	(621)	(451)
Loss on extinguishment of debt	—	696

Total other income and expenses	9,296	8,199

Income before income taxes	98,207	85,318
Income taxes	32,194	31,305

Net Income	$66,013	$54,013

Weighted average shares outstanding-diluted	66,630	69,740

Diluted earnings per share	$0.99	$0.77

Management analyzes its business based on franchise revenues, which is total revenues excluding marketing and reservation revenues and hotel operations, and franchise operating expenses that are reflected as selling, general and administrative expenses.

Franchise Revenues: Franchise revenues were $167.7 million for the nine months ended September 30, 2005 compared to $150.0 million for the nine months ended September 30, 2004. Royalty fees increased $14.0 million to $138.2 million from $124.2 million in 2004, an increase of 11%. The increase in royalties is attributable to a combination of factors including a 4.1% increase in the number of domestic franchised hotel rooms, excluding the franchises obtained in the acquisition of Suburban, a 5.7% increase in RevPAR and an increase in the effective royalty rate of the domestic hotel system to 4.08% from 4.04%. Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise contracts increased 12% to $9.6 million for the nine months ended September 30, 2005 from $8.6 million for the nine months ended September 30, 2004. The increase resulted from the number of domestic franchise agreements executed in 2005 increasing 18% to 419, compared to 354 in 2004. Relicensing fees increased 40% to $7.0 million for the nine months ended September 30, 2005 from $5.0 million for the nine months ended September 30, 2004. Relicensing fees are charged to the new property owner of a franchised property whenever an ownership change occurs and the property remains in the franchise system. Partner services revenue increased 12% to $10.4 million resulting from increased purchasing by franchisees through our endorsed vendors and vendor sponsorship of our annual franchisee convention.

Franchise Expenses: The cost to operate the franchising business is reflected in selling, general and administrative expenses. Selling, general and administrative expenses were $54.4 million for the nine months ended September 30, 2005 compared to $49.6 million for the same period in 2004. Expenses increased primarily due to higher compensation costs including variable franchise sales and key management incentive compensation. As a percentage of revenues, excluding marketing and reservation fees and hotel operations, total selling, general and administrative expenses were 32.4% for the nine months ended September 30, 2005, compared to 33.1% for 2004. The decline is primarily due to our operating leverage since the variable operating costs associated with our franchising system growth are less than the incremental royalty fees generated from new franchisees. Franchising revenues increased approximately 12% while selling, general and administrative expenses increased 10%.

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

Total marketing and reservation revenues were $184.8 million and $169.1 million for the nine months ended September 30, 2005 and 2004, respectively. Depreciation and amortization attributable to marketing and reservation activities was $5.7 million and $7.2 million for the nine months ended September 30, 2005 and 2004, respectively.

Interest expense attributable to reservation activities was $0.8 million and $1.1 million for the nine months ended September 30, 2005 and 2004, respectively. Marketing and reservation activities generated positive operating cash flow of $13.4 million and $18.2 million for the nine months ended September 30, 2005 and 2004, respectively. As of September 30, 2005, the Company’s balance sheet included a receivable of $14.9 million for marketing fees and a payable of $1.1 million for reservation fees. At December 31, 2004 the Company’s balance sheet contained a combined receivable for marketing and reservation fees of $21.7 million. These amounts are recorded as receivables in the financial statements as the Company has the contractual authority to require that the franchisees in the system at any given point repay the Company for any deficits related to marketing and reservation activities. The Company’s current franchisees are legally obliged to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue. The Company has no present intention to accelerate repayment of the deficit from current franchisees. Cumulative reservation and marketing fees not expended are recorded as a payable in the financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements.

Other Income and Expenses. Other income and expense, net, increased $1.1 million to an expense of $9.3 million for the nine months ended September 30, 2005 from $8.2 million for the same period in 2004. This increase resulted from an increase in interest expense to $11.3 million for the nine months ended September 30, 2005 from $8.3 million for the same period of 2004 due to an increase in average borrowings outstanding and higher average interest rates. The Company’s weighted average interest rate as of September 30, 2005 was 5.39% compared to 4.17% as of September 30, 2004. The increase in interest expense was partially offset by an increase in investment income on assets held in non-qualified employee benefit plans over the same period of 2004, and the loss on extinguishment of debt of approximately $0.7 million attributable to the refinancing of our senior credit facility during the third quarter of 2004.

Income Taxes: The Company’s effective income tax provision rate was 32.8% for the nine months ended September 30, 2005, a decrease of 390 basis points from the effective income tax provision rate of 36.7% for the nine months ended September 30, 2004. During the nine months ended September 30, 2005, the effective income tax rate declined due to the reversal of reserves resulting from the resolution of certain tax contingencies of approximately $4.9 million offset by additional income tax expense of $1.2 million related to the Company’s plan to repatriate foreign earnings. Depending upon the outcome of certain income tax contingencies during 2005 up to $0.9 million of additional income tax benefits may be reflected in our 2005 results of operations from the reversal of reserves.

Net income for the nine months ended September 30, 2005 increased by 22% to $66.0 million, and diluted earnings per share increased 29% to $0.99 in 2005 from $0.77 reported for the same period of 2004. A portion of the increase in diluted earnings per share is attributable to stock repurchases made by the Company in 2005 and 2004.

Liquidity and Capital Resources

Net cash provided by operating activities was $98.9 million and $75.0 million for the nine months ended September 30, 2005 and September 30, 2004, respectively. The increase is attributable to improvements in operating results and timing of payments for income taxes, offset by decreases in cash flows from marketing and reservation activities.

Net cash repayments related to marketing and reservation activities totaled $13.4 million and $18.2 million for the nine months ended September 30, 2005 and 2004, respectively. The decline in cash flows from marketing and reservation activities is attributable to an increase in advertising, promotional costs and loyalty program reward redemptions during the year. The Company expects marketing and reservation activities to generate positive cash flows between $18 million and $20 million in 2005.

Cash used for investing activities for the nine months ended September 30, 2005 and 2004, was $21.2 million and $9.3 million, respectively, of which nine months 2005 cash flows included the payment of $7.3 million related to the Company’s acquisition of Suburban. As a lodging franchisor, Choice has relatively low capital expenditure requirements. During the nine months ended September 30, 2005 and 2004 capital expenditures totaled $10.2 million and $4.3 million, respectively. Capital expenditures include the installation and upgrades of system-wide property and yield management systems and upgrades to disaster recovery hardware and financial and reservation systems.

Financing cash flows relate primarily to the Company’s borrowings under its credit lines, treasury stock purchases and dividends. In July 2004, the Company entered into a $265 million senior unsecured revolving credit facility (the “Revolver”) with a syndicate of lenders. In April 2005, the Company increased the available credit under the Revolver from $265 million to $350 million. The Revolver permits the Company to borrow, repay and reborrow revolving loans until the scheduled maturity date in July 2009. Borrowings pursuant to the Revolver bear interest, at one of several rates selected by the Company, based upon the credit rating of the Company and include LIBOR plus 62 1/2 basis points to 125 basis points; prime rate; and prime rate minus 175 basis points. In addition, the Company has the option to request participating banks to bid on loan participation at lower rates than those contractually provided by the Revolver. The Revolver requires the Company to pay a commitment fee ranging, based upon the credit rating of the Company, between 12 1/2 basis points and 25 basis points of the average daily-unused portion of the aggregate available commitment. The Revolver also provides for the issuance of letters of credit on behalf of the Company. The Revolver includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage. The proceeds from the Revolver are used for general corporate purposes, including working capital, debt repayment, stock repurchases and investments. As of September 30, 2005, the Company was in compliance with all covenants under the Revolver. The Revolver restricts the Company’s ability to make certain investments, incur certain debt, and dispose of assets, among other restrictions. As of September 30, 2005, the Company had $195.6 million of revolving loans outstanding pursuant to the Revolver.

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

The Company has a line of credit with a bank providing up to an aggregate of $10 million of borrowings, which is due upon demand. The line of credit ranks pari-pasu (or equally) with the Revolver. Borrowings under the line of credit bear interest at rates established at the time of borrowing based on prime minus 175 basis points. As of September 30, 2005, no amounts were outstanding pursuant to this line of credit.

In conjunction with the Company’s acquisition of Suburban, the Company assumed a bank loan with an outstanding balance of $0.6 million and a maturity date of October 13, 2005. The Company repaid this loan at maturity.

As of September 30, 2005, total long-term debt outstanding for the Company was $296.7 million, of which $0.8 million was scheduled to mature in the twelve months ending September 30, 2006.

On September 14, 2005, the Company’s board of directors declared a two-for-one stock split effected in the form of a stock dividend. The stock split shares were distributed on October 21, 2005 to shareholders of record on October 7, 2005. Share data and earnings per share data referenced in management’s discussion and analysis of financial condition and results of operations reflect the stock split, applied retroactively, to all periods presented.

Through September 30, 2005, the Company had repurchased 65.9 million shares of its common stock under its share repurchase program at a total cost of $686.7 million, including 0.8 million shares at a cost of $23.9 million during the nine months ended September 30, 2005. At September 30, 2005, the Company had approximately 65.3 million shares of common stock outstanding. As of September 30, 2005, the Company had remaining authorization to purchase up to 2.9 million shares. Subsequent to September 30, 2005 through November 8, 2005, the Company repurchased an additional 0.7 million shares of its common stock at a total cost of $23.9 million.

In September 2005, the Company’s board of directors increased the quarterly dividend rate to $0.13, a 15.5% increase from the previous quarterly rate of $0.1125. This increase raises the annual dividend rate on the Company’s common stock from $0.45 to $0.52 per share. Dividends paid in the first nine months of 2005 were approximately $21.8 million and we expect dividends in 2005 to be approximately $30.3 million.

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

Marketing and Reservation Revenues and Expenses.

The Company’s franchise agreements require the payment of franchise fees, including marketing and reservation fees, which are used exclusively by the Company for expenses associated with providing services such as national marketing, media advertising, central reservations systems and technology services. The Company is contractually obligated to expend the marketing and reservation fees it collects from franchisees to provide these types of services in accordance with the franchise agreements; as such, no income or loss to the Company is generated. In accordance with our contracts, we include in marketing and reservation expenses an allocation of costs for certain activities, such as human resources, legal, accounting, etc., required to carry out marketing and reservation activities.

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

Stock Compensation.

Effective January 1, 2003, the Company adopted, in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the fair value based method of accounting for stock option awards granted on or after January 1, 2003. No compensation expense related to the grant of stock options under the Company’s stock compensation plans was reflected in net income for any years ended on or before December 31, 2002 because the Company accounted for grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and all stock options granted in those years had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 148 to all stock compensation for the three and nine months ended September 30, 2005 and 2004 is set forth in Note 3 to our consolidated financial statements.

SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”) was issued in December 2004. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. Effective, January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123 for all employee awards granted, modified, or settled after January 1, 2003. SFAS No. 123R will require the Company to apply fair value recognition provisions to all unvested equity awards as of the first annual reporting period starting after June 15, 2005, which is the Company’s fiscal year beginning January 1, 2006. The adoption of SFAS No. 123R is not expected to have a material effect on the Company’s results of operations or financial condition.

Income Taxes.

Our income tax expense and related balance sheet amounts involve significant management estimates and judgments. Judgments regarding realization of deferred tax assets and the ultimate outcome of tax-related contingencies represent key items involved in the determination of income tax expense and related balance sheet accounts.

The Company does not provide additional United States income taxes on undistributed earnings of consolidated foreign subsidiaries included in retained earnings. Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when required for domestic business operations, tax or cash reasons. On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA includes a temporary one time incentive for United States multinational corporations to repatriate accumulated income of foreign subsidiaries by providing an 85 percent dividends received deduction for qualifying dividends from controlled foreign corporations. The Company has determined that repatriation of earnings totaling approximately $23.5 million will be made in the fourth quarter of 2005. As a result, the related income tax provision totaling approximately $1.2 million has been recorded in the Company’s third quarter consolidated statements of income. The Company continues to evaluate the AJCA repatriation provisions and may revise the amount of earnings to be repatriated.

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

At September 30, 2005 and December 31, 2004, the Company had $296.7 million and $328.7 million of debt outstanding at an effective interest rate of 5.39% and 4.6%, respectively. A hypothetical change of 10% in the Company’s effective interest rate from September 30, 2005 levels would increase or decrease annual interest expense by $0.9 million. Prior to scheduled maturities, the Company expects to refinance its long-term debt obligations.

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

An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2005 that materially affected, or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Incorporated by reference to the description of legal proceedings in the “Commitments and Contingencies” footnote in the financial statements set forth in Part I. “Financial Information.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

The following table sets forth purchases of Choice Hotels International, Inc. common stock made by the Company during the nine months ended September 30, 2005.

Month Ending	Total Number of Shares Purchased*	Average Price Paid per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period*
January 31, 2005	—	$—	—	3,655,776
February 28, 2005	14,750	29.64	—	3,655,776
March 31, 2005	454,852	29.94	452,110	3,203,666
April 30, 2005	—	—	—	3,203,666
May 31, 2005	158,000	30.32	158,000	3,045,666
June 30, 2005	—	—	—	3,045,666
July 31, 2005	—	—	—	3,045,666
August 31, 2005	—	—	—	3,045,666
September 30, 2005	166,400	30.60	166,400	2,879,266

Total	794,002	$30.15	776,510	2,879,266

*	Share and price per share amounts have been retroactively adjusted for a two-for-one stock split affected in the form of a stock dividend distributed on October 21, 2005 to shareholders of record on October 7, 2005.

During the nine months ended September 30, 2005, the Company purchased 17,492 shares of common stock from employees to satisfy statutory minimum tax-withholding requirements from the vesting of restricted stock grants. These purchases were outside the share repurchase program initiated in June 1998.

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

(b) Reports on Form 8-K

The Company filed a report on Form 8-K, dated July 26, 2005, reporting that a press release had been issued reporting the Company’s earnings for the quarter ended June 30, 2005.

The Company filed a report on Form 8-K, dated September 2, 2005, reporting that on September 1, 2005, the Company’s Board of Directors elected John T. Schwieters as a Class I director for a term expiring at the May 2007 Annual Meeting of Shareholders.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

Date: November 8, 2005	By:	/s/ Joseph M. Squeri
Joseph M. Squeri
Executive Vice President, Operations and Chief Financial Officer