Form 10-K
period 2005-12-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2006-03-16
CIK 1046311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock of Choice Hotels International, Inc. held by non-affiliates was $1,115,547,831 as of June 30, 2005 based upon a closing price of $32.85 per share.

The number of shares outstanding of Choice Hotels International, Inc.’s common stock at February 28, 2006 was 65,537,878.

DOCUMENTS INCORPORATED BY REFERENCE.

Certain portions of our definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than March 31, 2006, are incorporated by reference under Part III.

CHOICE HOTELS INTERNATIONAL, INC.

Form 10-K

PART I

Throughout this report, we refer to Choice Hotels International, Inc., together with its subsidiaries as “we”, “us” or “the Company”.

Forward-Looking Statements

Certain statements in this report that are not historical facts constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. Words such as “believes,” “anticipates,” “expects,” “intends,” “estimates,” “projects,” and other similar expressions, which are predictions of or indicate future events and trends, typically identify forward-looking statements. Such statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those projected, including: competition; business strategies and their intended results; the balance between supply of and demand for hotel rooms; our ability to obtain new franchise agreements; our ability to develop and maintain positive relationships with current and potential hotel owners; the effect of international, national and regional economic conditions and geopolitical events such as acts of god, acts of war, terrorism or epidemics; the availability of capital to allow potential hotel owners to fund investments in and construction of hotels; the cost and other effects of legal proceedings; and other risks described from time to time in our filings with the Securities and Exchange Commission, including those set forth in Item 1A “Risk Factors”. Given these uncertainties, you are cautioned not to place undue reliance on such statements. We also undertake no obligation to publicly update or revise any forward-looking statement to reflect current or future events or circumstances.

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public over the internet at the SEC’s web site at http://www.sec.gov. Our SEC filings are also available free of charge on our website at http://www.choicehotels.com as soon as reasonably practicable following the time that they are filed with or furnished to the SEC. You may also read and copy any document we file with the SEC at its public reference room located at 100 F Street, NE Washington DC 20549. Please call the SEC at (202) 551-8090 for further information on their public reference room.

Item 1.    Business.

Reference is made to the consolidated financial statements included in Item 8 of this annual report on Form 10-K for the financial information required to be included herein.

Overview

Choice Hotels International, Inc. and subsidiaries is one of the largest hotel franchisors in the world with 5,210 hotels open and 687 hotels under development as of December 31, 2005, representing 427,056 rooms open and 54,075 rooms under development in 49 states, the District of Columbia and more than 45 countries and territories outside the United States. Choice franchises lodging properties under the proprietary brand names (the “Choice brands”): Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, Cambria Suites™ and Flag Hotels®. We operate in a single reportable segment encompassing our franchising business. Approximately 95% of the Company’s 2005 and 2004 revenues were generated from hotels franchised in the United States.

Our direct lodging property real estate exposure is limited to three company-owned MainStay Suites® hotels.

With a focus on hotel franchising instead of ownership, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our business provides opportunities to improve operating results by increasing the number of franchised properties and effective royalty rates stated in franchise contracts resulting in increased initial fee revenue; ongoing royalty fees and partner services revenues. In addition, our operating results can also be significantly improved through our company wide efforts on improving property level performance. In addition to these revenues, we also collect marketing and reservation fees to support centralized marketing and reservation activities for the franchise system. As a lodging franchisor, Choice has relatively low capital expenditure requirements.

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

•	Ownership requires a substantial capital commitment and involves the most risk but offers high returns due to the owner’s ability to influence margins by driving revenue per available room (“RevPAR”) and managing operating expenses. The ownership model has a high fixed-cost structure that results in a high degree of financial leverage. As a result, profits escalate rapidly in a lodging up-cycle but erode quickly in a downturn as costs rarely fall as fast as revenue. Profits from an ownership model increase at a greater rate from RevPAR growth attributable to average daily rate (“ADR”) growth, versus occupancy gains since there are more incremental costs associated with higher guest volumes compared to higher pricing.

•	Franchisors license their brands to a hotel owner, giving the hotel the right to use the brand name, logo, operating practices, and reservations systems in exchange for a fee and an agreement to operate the hotel in accordance with the brand standards. Under a typical franchise agreement, the hotel pays the franchisor an initial fee, a percentage-of-revenue royalty fee and a marketing/reservation reimbursement. A franchisor’s revenues are dependent on the number of rooms in its system and the

(1)	Certain industry statistics included in this section, such as the number of hotel rooms, number of affiliated and non-affiliated rooms, US Lodging Industry Trends From 1997 – 2005, etc. were obtained from Smith Travel Research.

top-line performance of those hotels. Earnings drivers include RevPAR increases, unit growth and effective royalty rate improvement. Franchisors enjoy significant operating leverage in their business model since it costs little to add a new hotel franchise to an existing system. Franchisors normally benefit from higher industry supply growth, because the benefits of unit growth usually outweigh lower RevPAR resulting from excess supply. As a result, franchisors benefit from both RevPAR growth and supply increases which aids in reducing the impact of lodging industry economic cycles.

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

The hotel industry posted positive and consistent RevPAR growth from the mid-1990’s until 2000 as the industry was able to increase its ADR at a pace faster than the increase in the Consumer Price Index (“CPI”), a common measure of inflation published by the US Department of Labor. The following chart demonstrates these trends:

US Lodging Industry Trends — 1997 - 2005

Year	Occupancy Rates	Average Daily Room Rates (ADR)	Increase in ADR Versus Prior Year	Increase in CPI Versus Prior Year	Revenue Per Available Room (RevPAR)	Profits (in billions)	New Rooms Added
1997	64.5%	$75.16	6.1%	1.9%	$48.50	$17.0	128,000
1998	64.0%	$78.62	4.6%	2.3%	$50.29	$22.0	143,000
1999	63.3%	$81.27	3.4%	2.7%	$51.44	$23.0	143,148
2000	63.5%	$85.24	4.9%	3.4%	$54.13	$24.0	121,476
2001	60.1%	$84.85	-0.5%	2.9%	$50.99	$16.7	101,279
2002	59.2%	$83.15	-2.0%	1.6%	$49.22	$16.1	86,366
2003	59.1%	$83.19	0.1%	2.3%	$49.20	$15.0	65,876
2004	61.3%	$86.41	3.9%	2.7%	$52.93	$17.0	55,245
2005	63.1%	$90.84	5.1%	3.4%	$57.34	$21.0	65,900

However, due to the economic recession, which began to affect the lodging industry during 2001, coupled with the terrorist attacks of September 11, 2001, industry profits and RevPAR declined between 2001 and 2003. Nonetheless, the industry remained profitable through this period.

In 2004, the resumption of economic growth increased lodging demand and occupancy rates. This coupled with the relatively slow growth in hotel supply, allowed hotels to aggressively raise room rates during 2004. These factors resulted in annual RevPAR growth in 2004 for the first time since the year 2000. The lodging industry recovery continued in 2005 with RevPAR increasing 8.3%.

Hotel room supply growth is cyclical as hotel construction responds to interest rates, construction and material costs, capital availability and industry fundamentals. Historically, the industry added hotel rooms to its inventory through new construction due largely to a favorable lending environment that encouraged hotel development. This resulted in an over supply of rooms which, coupled with the decrease in industry performance between 2001 and 2003, has led to reduced hotel development. We believe that development of newly constructed hotels will not fully recover until economic gains and lodging trend improvements are sustained.

New hotel construction entered the recovery phase during 2005 with 65,900 rooms added to the industry. This growth marked the first annual increase in newly constructed hotel rooms since 1999. However, the volume of new room additions still lags the pre-2001 economic recession levels. Despite rising interest rates and construction costs, some economic forecasters have predicted a continuing rise in the supply of hotel rooms to meet demand.

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

Chain Scale	Brand Examples	Room Count	% of Total	Avg. Hotel Size
Luxury	Four Seasons, Ritz Carlton	74,981	1.7%	312
Upper Upscale	Marriott, Hilton, Sheraton	540,262	12.1%	384
Upscale	Hilton Garden Inn, Courtyard, Residence Inn	393,647	8.8%	157
Midscale w/ F&B	Quality, Clarion, Holiday Inn, Best Western, Ramada	557,980	12.4%	121

Sub-Total Full Service		1,566,870	35.0%	178

Midscale w/o F&B	Comfort, La Quinta, Baymont Inn, Hampton Inn	666,428	14.9%	87
Economy	Econo Lodge, Days Inn, Super 8, Red Roof Inn	736,277	16.4%	78

Sub-Total Limited Service		1,402,705	31.3%	82

Independents		1,506,896	33.7%	66

Total all Hotels		4,476,471	100.0%	92

Source: Smith Travel Research (December 2005)

According to Smith Travel Research, Choice branded system-wide market share in the United States has increased 89 basis points to 7.35% of total industry rooms since 2002. The total number of domestic hotel rooms has increased at an annual rate of less than 1% per annum during these same 3 years.

Recently, independent operators of hotels not owned or managed by major lodging companies have increasingly joined national hotel franchise chains as a means of remaining competitive with hotels owned by or affiliated with national lodging companies. Over the past 15 years, the industry has seen a significant movement of hotels from independent to chain affiliation, with affiliated hotels increasing from 46% of the market in 1990 to 66% of the market in 2005. Because a significant portion of the costs of owning and operating a hotel are generally fixed, increases in revenues generated by affiliation with a franchise lodging chain can improve a hotel’s financial performance.

The large franchise lodging chains, including us, generally provide a number of services to hotel operators to improve the financial performance of their properties including central reservation systems, marketing and advertising programs, training and education programs, property systems, revenue enhancement services, creating partnerships with vendors to streamline purchasing processes and make lower cost products available and direct sales programs. We believe that national franchise chains with a large number of hotels enjoy greater brand awareness among potential guests than those with fewer hotels, and that greater brand awareness can increase the desirability of a hotel to its potential guests.

We believe that hotel operators choose lodging franchisors based primarily on the perceived value and quality of each franchisor’s brand and its services, and the extent to which affiliation with that franchisor may increase the hotel operator profitability.

Choice’s Franchising Business

Choice operates primarily as a hotel franchisor offering 10 brands. Our Clarion® and Quality® brands compete primarily in the full service midscale with food and beverage segment; our Comfort Inn®, Comfort Suites®, and Sleep Inn® brands compete primarily in the limited service midscale without food & beverage segment; MainStay Suites® and Suburban Extended Stay Hotel® compete primarily in the extended stay segment and our Econo Lodge® and Rodeway Inn® brands compete primarily in the economy segment. In January 2005, we introduced a new brand, Cambria Suites®, that will compete in the upscale segment. As a result of our acquisition of Suburban Franchise Holding Company, Inc., the Suburban Extended Stay Hotel® brand was added to our portfolio on September 28, 2005.

Economics of Franchising Business. The fee and cost structure of our business provides opportunities for us to improve operating results by increasing the number of franchised properties, improving property level RevPAR performance and increasing the effective royalty rates quoted in our franchise contracts. As a hotel franchisor, we derive our revenue from various franchise fees. Our franchise fees consist primarily of an initial fee and ongoing royalty, marketing and reservation fees that are typically based on a percentage of the franchisee’s gross room revenues. The initial fee and on-going royalty portion of the franchise fees are intended to cover our operating expenses, such as expenses incurred in business development, quality assurance, administrative support and other franchise services and to provide us with operating profits. The marketing and reservation fees are used exclusively for the expenses associated with national marketing and media advertising and providing such franchise services as the central reservation system.

Our fee stream depends on the number of rooms in our system, the gross room revenues generated by our franchisees and effective royalty rates. We enjoy significant operating leverage since the variable operating costs associated with our franchise system growth have historically been less than incremental royalty fees generated from new franchisees. Our business is well positioned in the lodging industry since we benefit from both RevPAR growth and new hotel construction.

Our various brand offerings position us well within the lodging industry. Our Cambria Suites®, Comfort Inn®, Comfort Suites®, Sleep Inn®, Suburban Extended Stay Hotel® and MainStay Suites® are primarily new build brands which offer hotel developers an array of choices in the upscale, midscale and extended stay segments during periods of supply growth, while our Clarion®, Quality®, Econo Lodge® and Rodeway Inn® brands offer conversion opportunities to independent operators who desire to affiliate with a brand and take advantage of the services a franchisor has to offer.

Strategy. Our Company’s mission is a commitment to our customer’s profitability by providing our customers with hotel franchises that strive to generate the highest return on investment of any hotel franchise. Our business strategy is to create franchise system growth by leveraging Choice’s large and well-known hotel brands, franchise sales capabilities, effective marketing and reservation delivery efforts, RevPAR enhancing services and technology, and financial strength created by our significant free cash flow. We believe our brands’

growth will be driven by our ability to create a compelling return on investment for franchisees. Our strategic objective is to improve our franchisee’s profitability by providing services, which increase business delivery, reduce operating and development costs for our franchisees, and/or improve guest satisfaction. Specific elements of our strategy include: build strong brands, deliver exceptional services, reach more consumers and leverage size, scale and distribution that reduce costs for hotel owners.

Build Strong Brands. Each of our brands has particular attributes and strengths, including awareness with both consumers and developers. Our strategy is to utilize the strengths of each brand for unit growth, RevPAR gains and royalty rate improvement that create revenue growth. We believe brand consistency, quality and guest satisfaction are critical in improving brand performance and building strong brands.

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

Deliver Exceptional Services. We provide a combination of services and technological products to help our franchisees improve performance. We have approximately 84 field services staff members located nationwide that help franchisees improve RevPAR performance and guest satisfaction. In addition, we provide our franchisees with technology products designed to improve property level performance. These services and products promote revenue gains for franchisees and translate into both higher royalties for Choice and improved returns for owners, leading to further unit growth by making Choice brands attractive to franchisees. We develop our services based on customer needs and focus on activities that generate high return on investment for our customers.

Reach More Consumers. We believe hotel owners value the large volume of guests we deliver through corporate and brand marketing, reservation systems, key account sales, and Choice’s principal loyalty program, Choice Privileges®. Our strategy is to maximize the effectiveness of these activities in delivering both leisure and business travelers to Choice-branded hotels.

Choice will continue to increase awareness of its brands through its multi-branded national marketing campaign which features re-imaged signs, our “We’ll See You There” tagline and our loyalty program promotions. This campaign is intended to generate the most compelling message in the midscale and economy segments and utilize Choice’s significant size to create even greater awareness for our brands. Local and regional co-op marketing campaigns will continue to leverage the national marketing programs to drive business to Choice properties at a local level. We expect our efforts at marketing directly to guests will continue to be enhanced through the use of our customer relationship management technology. Our continued focus on overall brand quality coupled with our marketing initiatives is designed to stimulate room demand for our franchised hotels through improved guest awareness and satisfaction.

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

Leverage Size, Scale and Distribution. We continually focus on identifying methods for utilizing the significant number of hotels in our system to reduce costs and increase returns for our franchisees. For example, we create partnerships with vendors to: (i) make low-cost products available to our franchisees; (ii) streamline the purchasing process; and (iii) maintain brand standards and consistency. We plan to expand this business and identify new methods for decreasing hotel-operating costs by increasing penetration internally and enhancing our existing vendor relationships and/or creating new vendor relationships. We believe our efforts to leverage Choice’s size, scale and distribution benefit the Company by enhancing brand quality and consistency, improving our franchisees returns and satisfaction, and creating partner services revenues.

Franchise System

Our franchises operate domestically under one of nine Choice brand names: Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites® and Suburban Extended Stay Hotel®. The following table presents key statistics related to our domestic franchise system over the five fiscal years ended December 31, 2005.

COMBINED DOMESTIC FRANCHISE SYSTEM

	As of and For the Year Ended December 31,
	2001	2002	2003	2004	2005
Number of properties, end of period	3,327	3,482	3,636	3,834	4,048
Number of rooms, end of period	270,514	282,423	294,268	309,586	329,353
Royalty fees ($000)	$133,244	$135,381	$141,150	$155,915	$175,588
Average royalty rate(1), (3)	3.95%	3.97%	4.01%	4.04%	4.08%
Average occupancy percentage(3)	57.5%	55.6%	54.7%	56.6%	57.6%
Average daily room rate (ADR)(3)	$62.31	$61.96	$62.53	$63.56	$66.24
Revenue per available room (RevPAR)(2), (3)	$35.83	$34.48	$34.21	$35.95	$38.15

(1)	Represents domestic royalty fees as a percentage of aggregate gross room revenues of all domestic Choice brand franchised hotels except for Suburban Extended Stay Hotel acquired on September 28, 2005.
(2)	The Company calculates RevPAR based on information reported to the Company on a timely basis by franchisees.
(3)	Statistics exclude the results of the Suburban Extended Stay Hotel chain acquired on September 28, 2005 since comparable pre-acquisition data is not available.

Approximately 95% of our 2005 and 2004 total revenues were generated from hotels franchised in the United States. Consequently, our description of our franchise system is primarily focused on the domestic operations. Currently, no individual franchisee or international master franchisee accounts for 2% or more of Choice’s royalty revenues or total revenues.

Brand Positioning

Our brands offer consumers and developers a wide range of choices from economy hotels to lower upscale, full service properties. Our domestic brands are as follows:

Comfort Inn: Comfort Inn hotels operate in the mid-scale without food and beverage segment. One of the original brands in the limited service segment, Comfort has built a reputation for consistent high-value accommodations for both business and leisure travelers. Principal competitor brands include Holiday Inn Express, Fairfield Inn and Country Inn & Suites.

Comfort Suites: Comfort Suites hotels operate in the upper portion of the mid-scale without food and beverage segment. Established in 1986 as an extension of the highly regarded Comfort Inn brand, Comfort Suites feature oversized, comfortable rooms at mid-priced rates. The brand competes with Hampton Inn, Holiday Inn Express, Fairfield Inn and Country Inn & Suites.

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

MainStay Suites: MainStay Suites hotels compete in the mid-scale extended stay category. Complete with a residential feel and value-added amenities, the MainStay brand is designed as a more practical lodging option for guests whose stays are longer than just a few nights. Typically, longer hotel stays involve relocation, training, or temporary job assignments. All MainStay guests suites feature fully equipped kitchens with a two-burner range, dishes, utensils, dishwasher, sink with disposal, microwave, and full size refrigerator. All suites include a sleeper sofa, comfortable work area with ergonomic chair and large walk-in closets. MainStay competes directly with Studio Plus, TownePlace Suites, Sierra Suites, and Candlewood Suites.

Econo Lodge: Econo Lodge is a leading economy segment chain, which offers clean, attractive lodging for value-oriented travelers. Breakfast by Econo Lodge, free local calls, and free premium channels are just some of the amenities that position Econo Lodge as a great value in the economy segment. Principal competitor brands are Days Inn, Super 8, Motel 6, and Travelodge.

Rodeway Inn: Rodeway Inn is a leading budget segment chain, which offers clean, affordable lodging for savings-oriented travelers. With Always Fresh…Rodeway® breakfast and a free newspaper, Rodeway is well positioned to offer savings for the budget-minded traveler. Principal competitor brands are Best Value Inn, Knights Inn and Budget Host.

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

Suburban Extended Stay Hotel: Suburban Extended Stay Hotel suites are built with today’s value-conscious extended stay guest in mind. All suites provide full kitchens, internet connections, and access to on-site laundry facilities. Suburban’s “just what you need” philosophy matches attractive weekly pricing with weekly housekeeping to provide extended stay guests with the all-suite accommodations they want without the cost of services they do not need. Principal competitor brands include Intown Suites and Sun Suites.

The following table presents key statistics related to the domestic system for each of our brands that is currently operational over the five fiscal years ended December 31, 2005.

	As of and For the Year Ended December 31,
	2001	2002	2003	2004	2005
COMFORT DOMESTIC SYSTEM
Number of properties, end of period	1,621	1,707	1,783	1,821	1,839
Number of rooms, end of period	126,998	134,326	140,416	143,007	143,849
Royalty fees ($000)	$78,690	$81,390	$85,998	$94,801	$106,603
Average occupancy percentage	61.3%	59.7%	58.8%	60.9%	62.7%
Average daily room rate (ADR)	$65.30	$65.18	$65.92	$67.34	$70.85
RevPAR	$40.01	$38.93	$38.79	$41.04	$44.40
QUALITY DOMESTIC SYSTEM
Number of properties, end of period	430	455	508	576	660
Number of rooms, end of period	48,014	48,472	52,766	58,785	66,316
Royalty fees ($000)	$20,605	$19,658	$20,221	$22,821	$25,855
Average occupancy percentage	55.3%	52.0%	51.6%	54.1%	54.6%
Average daily room rate (ADR)	$64.72	$63.82	$64.19	$63.62	$64.86
RevPAR	$35.80	$33.16	$33.14	$34.41	$35.41
CLARION DOMESTIC SYSTEM
Number of properties, end of period	119	132	138	158	153
Number of rooms, end of period	18,032	20,006	20,737	23,652	23,554
Royalty fees ($000)	$7,189	$7,479	$7,534	$8,375	$9,385
Average occupancy percentage	54.3%	51.8%	49.2%	51.1%	52.5%
Average daily room rate (ADR)	$78.14	$73.88	$72.27	$72.37	$74.62
RevPAR	$42.46	$38.26	$35.55	$36.97	$39.15
SLEEP DOMESTIC SYSTEM
Number of properties, end of period	285	301	309	311	319
Number of rooms, end of period	21,945	23,061	23,678	23,766	24,205
Royalty fees ($000)	$9,635	$10,258	$10,856	$12,387	$13,862
Average occupancy percentage	57.5%	56.8%	57.5%	59.5%	61.0%
Average daily room rate (ADR)	$57.02	$57.36	$58.01	$59.50	$62.52
RevPAR	$32.79	$32.57	$33.33	$35.42	$38.16
MAINSTAY DOMESTIC SYSTEM
Number of properties, end of period	39	40	26	27	27
Number of rooms, end of period	3,410	3,445	2,063	2,150	2,047
Royalty fees ($000)	$853	$970	$980	$1,163	$1,375
Average occupancy percentage	65.8%	67.9%	62.9%	62.2%	65.7%
Average daily room rate (ADR)	$64.09	$61.50	$61.50	$61.09	$64.76
RevPAR	$42.20	$41.77	$38.70	$37.97	$42.54
ECONO LODGE DOMESTIC SYSTEM
Number of properties, end of period	691	715	734	781	805
Number of rooms, end of period	42,936	44,522	45,420	48,301	49,763
Royalty fees ($000)	$14,100	$13,664	$13,644	$14,255	$15,509
Average occupancy percentage	51.4%	49.4%	47.5%	48.2%	48.2%
Average daily room rate (ADR)	$47.30	$47.36	$47.88	$48.92	$50.95
RevPAR	$24.30	$23.38	$22.76	$23.57	$24.56
RODEWAY DOMESTIC SYSTEM
Number of properties, end of period	142	132	138	160	180
Number of rooms, end of period	9,179	8,591	9,188	9,925	11,051
Royalty fees ($000)	$2,171	$1,962	$1,917	$2,114	$2,256
Average occupancy percentage	47.2%	45.5%	44.8%	48.7%	46.7%
Average daily room rate (ADR)	$48.94	$49.00	$49.84	$52.33	$49.91
RevPAR	$23.11	$22.29	$22.32	$25.49	$23.31
SUBURBAN DOMESTIC SYSTEM(1)
Number of properties, end of period	—	—	—	—	65
Number of rooms, end of period	—	—	—	—	8,568
Royalty fees ($000)	—	—	—	—	$743 (2)

(1)	Statistics for average occupancy percentage, ADR and RevPAR for the three months ended December 31, 2005 have been excluded since comparable pre-acquisition data is not available.
(2)	Royalty fees include results of Suburban operations from September 28, 2005 through December 31, 2005

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

As of December 31, 2005, we had 1,162 franchise hotels open and operating in more than 40 countries and territories outside of the United States. The following chart summarizes our franchise system outside of the United States.

COMBINED INTERNATIONAL FRANCHISE SYSTEM(1)

	As of and For the Year Ended December 31,
	2001	2002	2003	2004	2005
Number of properties, end of period	1,218	1,182	1,174	1,143	1,162
Number of rooms, end of period	92,035	91,299	94,350	94,220	97,703
Royalty fees ($000)	$5,215	$6,335	$9,237	$10,071	$10,971

(1)	Reporting of operating statistics (e.g. average occupancy percentage and average daily room rate) of international franchisees is not required by all master franchise contracts, thus these statistics and RevPAR are not presented for international franchisees.

Europe. Through our relationships with C.H.E. Group PLC (“CHE”) and Choice Hotels Scandinavia (“CHS”), we are one of the largest branded hotel chains in Europe. As of December 31, 2005, CHE’s portfolio consisted of 329 properties, which were owned, managed or franchised. The master franchise agreement with CHE expires in January 2008, subject to certain renewal rights of CHE. We currently assess only a reservation fee to the properties in CHE’s portfolio. Beginning in January 2006, we will begin to assess royalty and marketing fees as well as the current reservation fees. CHS had 148 open properties at December 31, 2005. The master franchise agreement with CHS expires in November 2014, but may be terminated in November 2009 by either CHS or Choice.

Canada. We conduct our operation in Canada through Choice Hotels Canada, Inc. (“CHC”) a joint venture owned 50% by us and 50% by InnVest Real Estate Investment Trust. CHC is one of the largest lodging organizations in Canada with 262 franchised properties open as of December 31, 2005.

Australasia. The Company conducts direct franchising operations in Australia, American Samoa, Fiji, New Zealand and Papua New Guinea through a wholly owned subsidiary, Choice Hotels Australasia Pty. Ltd. (“CHA”). As of December 31, 2005, CHA had 280 franchised properties open under the Choice brands and 13 franchised hotels under the Flag brand in Australia, American Samoa, New Zealand and Papua New Guinea. CHA is in the process of converting all remaining Flag branded franchises to the Company’s other brands and expects to complete this conversion during 2007.

Mexico. During 2004, we established a wholly owned subsidiary Choice Hotels Mexico S. de R.L. de C.V. (“CHM”) to begin direct franchising operations in Mexico. CHM is focused on establishing Clarion®, Quality® and Comfort® brands through conversions of high quality unbranded hotels in Mexico. At December 31, 2005, CHM had 6 properties open and operating.

Other International Relationships. We have various master franchise and area representative arrangements in place with local hotel management and franchising companies doing business in South America, India, Central America, Japan and Indonesia. In addition, the Company has direct franchise relationships with properties in the Caribbean, Malaysia, China, and Lebanon.

The following table summarizes Choice’s non-domestic franchise system as of December 31, 2005:

	Comfort	Quality	Clarion	Sleep	Econo Lodge	Rodeway	Flag	Total
American Samoa	—	—	1	—	—	—	—	1
Australia	166	73	15	—	—	—	1	255
Austria	1	1	—	—	—	—	—	2
Belgium	1	—	—	—	—	—	—	1
Brazil	20	18	3	3	—	—	—	44
Canada	141	61	9	3	43	5	—	262
China	1	—	1	—	—	—	—	2
Costa Rica	—	1	1	1	—	—	—	3
Czech Republic	1	1	1	—	—	—	—	3
Denmark	7	6	4	—	—	—	—	17
Dominican Republic	—	1	1	—	—	—	—	2
El Salvador	2	1	—	—	—	—	—	3
Estonia	1	—	—	—	—	—	—	1
Finland	1	2	1	—	—	—	—	4
France	95	30	2	—	—	—	—	127
Germany	22	21	5	—	—	—	—	48
Guatemala	—	—	1	—	—	—	—	1
Honduras	—	—	2	—	—	—	—	2
India	10	14	3	—	—	—	—	27
Indonesia	1	5	—	—	—	—	—	6
Ireland	2	9	7	—	—	—	—	18
Italy	5	4	2	—	—	—	—	11
Japan	21	3	—	4	—	—	—	28
Lebanon	—	1	—	—	—	—	—	1
Lithuania	—	1	—	—	—	—	—	1
Malaysia	—	2	—	—	—	—	—	2
Mexico	3	3	—	—	—	—	—	6
New Caledonia	—	1	—	—	—	—	—	1
New Zealand	11	12	2	—	—	—	7	32
Norway	10	39	20	—	—	—	—	69
Papua New Guinea	—	—	—	—	—	—	5	5
Portugal	6	5	1	—	—	—	—	12
Singapore	—	1	1	—	—	—	—	2
Spain	4	3	4	—	—	—	—	11
Sweden	10	27	19	—	—	—	—	56
Switzerland	5	1	—	—	—	—	—	6
United Kingdom	32	49	4	5	—	—	—	90

Total Number of Properties	579	396	110	16	43	5	13	1,162

The following table presents key worldwide system size statistics as of and for the year ended December 31, 2005.

	Open and Operational		Under Development		Additions	Repositionings	Terminations
	Hotels	Rooms	Hotels	Rooms
Comfort	2,418	182,473	326	24,919	138	(44)	(91)
Quality	1,056	105,790	91	8,165	129	16	(55)
Clarion	263	38,407	28	3,130	37	33	(33)
Sleep Inn	335	25,605	95	6,964	15	(1)	(4)
MainStay Suites	27	2,047	30	2,398	2	—	(2)
Econo Lodge	848	52,010	59	3,582	72	3	(50)
Rodeway Inn	185	11,299	35	2,363	39	1	(19)
Suburban	65	8,568	11	1,166	67	—	(2)
Cambria Suites	—	—	12	1,388	—	—	—
Flag Hotels	13	857	—	—	—	(8)	(10)

Totals	5,210	427,056	687	54,075	499	—	(266)

Franchise Sales

Brand growth is important to our business model. We have identified key market areas, for certain brands, for hotel development based on supply/demand relationships and our strategic objectives. Development opportunities are typically offered to; (i) existing franchisees; (ii) developers of hotels; (iii) owners of independent hotels and motels; (iv) owners of hotels affiliated with other franchisors’ brands; and; (v) contractors who construct any of the foregoing.

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

During 2005, Choice received 962 applications for new franchise agreements (not including relicensings of existing agreements) compared to 847 in 2004. These applications resulted in the execution of 639 new franchise agreements in 2005, compared to 552 in 2004. An application received does not always result in an executed franchise agreement during the year received or at all due to various factors, such as financing and agreement on financial terms. Our objective is to continue to grow our portfolio by continuing to sell our existing brands, creating extensions of our existing brands and introducing new brands within the various lodging chain segments.

Because retention of existing franchisees is important to our growth strategy, we have a formal impact policy. This policy offers existing franchisees protection from the opening of a same-brand property within a specified distance, depending upon the market in which the property is located.

Franchise Agreements

Our standard domestic franchise agreement, excluding contracts for Suburban Extended Stay Hotel (“Suburban”), grants a franchisee the right to non-exclusive use of our franchise system in the operation of a single hotel at a specified location, typically for a period of 20 years, with certain rights to each of the franchisor and franchisee to terminate the franchise agreement before the twentieth year. Suburban franchise agreements acquired through the Company’s acquisition of Suburban Franchise Holding, Inc. contain 10-year terms.

When the responsibility for development is transferred to an international master franchisee, that party has the responsibility to sell to local franchisees the Choice brands and the master franchisee generally must manage the delivery of necessary services (such as training, quality assurance, reservations and marketing) to support the franchised hotels in the master franchise area. The master franchisee collects the fees paid by the local franchisee and remits an agreed share to us. Master franchise agreements generally have a term of at least 10 years. We have only entered into master franchise agreements with respect to franchised hotels outside the United States.

Either party to a franchise agreement, other than master franchise agreements, can terminate a franchise agreement prior to the conclusion of the agreement’s term under certain circumstances, such as upon designated anniversaries of the agreement. Early termination options give us flexibility in eliminating or re-branding properties, if they become weak performers for reasons other than contractual failure by the franchisee. We also have the right to terminate a franchise agreement if a franchisee fails to bring the property into compliance with contractual or quality standards within specified periods of time. Master franchise agreements typically contain provisions permitting us to terminate the agreement for failure to meet a specified development schedule.

In 2005, we increased our efforts to enforce quality and contractual standards as well as eliminate weak performers. However, in 2005 and 2004, we still retained 95% of franchisees, which were in our domestic system compared to the prior years.

Franchise agreements are individually negotiated and vary among the different Choice brands and franchises, but generally are competitive with the industry average within their market group. Franchise fees usually have four components: an initial, one-time affiliation fee; a royalty fee; a marketing fee; and a reservation fee. Proceeds from the marketing fee and reservation fee are used exclusively to fund the Company’s marketing and reservation activities. Most marketing fees support marketing programs designed to support all of the Choice brands, while some contribute to brand-specific marketing programs.

Our standard franchise fees are as follows:

QUOTED FEES BY BRAND AS OF DECEMBER 31, 2005

		On-Going Fees as a Percentage of Franchisee’s Gross Room Revenues
Brand	Initial Fee Per Room/Minimum	Royalty Fees	Marketing Fees	Reservation Fees	Combined Marketing and Reservation Fees
Cambria Suites	$500/$60,000	5.00%	2.10%	1.75%	—
Comfort Inn	$500/$50,000	5.25%	2.10%	1.75%	—
Comfort Suites	$500/$50,000	5.25%	2.10%	1.75%	—
Quality Inn	$300/$35,000	4.65%	2.10%	1.75%	—
Quality Suites	$300/$50,000	4.65%	2.10%	1.75%	—
Clarion	$300/$40,000	4.25%	2.00%	1.25%	—
Sleep Inn	$300/$40,000	4.65%	2.10%	1.75%	—
MainStay Suites	$300/$30,000	5.00%	—	—	2.50%
Econo Lodge	$250/$25,000	4.50%	—	—	3.50%
Rodeway Inn	$5,000	(1)	(2)	(2)	—
Suburban	$225/$30,000	5.00%	—	—	2.50%

(1)	Royalty rate is $13.00 per room per month with $1.00 escalations on each of the 2nd, 3rd, 4th and 5th anniversaries of the franchise agreement.
(2)	Marketing and reservation fees are $7.00 and $5.00 per room per month, respectively.

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

Since 1998, we have operated a loyalty program called Choice Privileges®, which includes all of our mid-scale brands (Comfort, Clarion, Quality, Sleep and MainStay Suites) to attract and retain travelers by rewarding frequent stays with points towards free hotel stays and other rewards. During the spring of 2005, we again ran the “Stay Twice, Earn a Free Night” promotion for Choice Privileges members. This promotion has been a key contributor to the growth in the number of program members. As of December 31, 2005, the program had approximately 4.4 million members. In 2001, we launched a similar loyalty program called EA$Y CHOICE®

for our Econo Lodge and Rodeway Inn brands. The EA$Y CHOICE program is a stamp redemption program and has no membership requirement to participate. Choice Privileges® and EA$Y CHOICE participants can earn points/stamps redeemable for free stays in Choice brand properties. Choice also offers guests the ability to earn airline miles for qualifying stays redeemable for flights with Southwest Airlines, United Air Lines, American Airlines, US Airways, Continental Airlines, America West Airlines, Delta Air Lines, Northwest Airlines, Air Canada and Alaska Airlines. These programs allow us to conduct lower cost, more targeted marketing campaigns to our consumers.

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

Competition

Competition among franchise lodging chains is intense in attracting potential franchisees to the system, retaining existing franchisees and in generating reservations for franchisees. Franchise contracts are typically long-term in nature, but most allow the hotel owner to opt out of the agreement at mutually agreed upon anniversary dates.

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

Our prospects for growth are largely dependent upon the ability of our franchisees to compete in the lodging market, since our franchise system revenues are based on franchisees’ gross room revenues, our ability to convert competitor franchises and independent hotels to our brands and the ability of our franchisees to obtain financing to construct new hotels.

The ability of a hotel to compete may be affected by a number of factors, including the location and quality of the property, the number and quality of competing properties nearby, its affiliation with a recognized name brand and general regional and local economic conditions. The effect of local economic conditions on our results is substantially reduced by the geographic diversity of our franchised properties, which are located in 49 states, the District of Columbia and more than 40 countries and territories outside the United States, as well as our range of products and room rates.

We believe that our focus on core business strategies, combined with our financial strength and size, scale and distribution will enable us to remain competitive.

Service Marks and Other Intellectual Property

The service marks Choice Hotels International, Comfort Inn, Comfort Suites, Quality, Clarion, Sleep Inn, Econo Lodge, Rodeway Inn, MainStay Suites, Cambria Suites, Suburban Extended Stay Hotel, Choice Privileges, Easy Choice and related marks and logos are material to our business. We, directly and through our franchisees, actively use these marks. All of the material marks are registered with the United States Patent and Trademark Office. In addition, we have registered certain of our marks with the appropriate governmental agencies in over 100 countries where we are doing business or anticipate doing business in the foreseeable future. We seek to protect our brands and marks throughout the world, although the strength of legal protection available varies from country to country. Depending on the jurisdiction, trademarks and other registered marks are valid as long as they are in use and/or their registrations are properly maintained and they have not been found to have become generic.

Seasonality

The hotel industry is seasonal in nature. For most hotels, demand is lower in December through March than during the remainder of the year. Our principal source of revenues is franchise fees based on the gross room revenues of our franchised properties. The Company’s franchise fee revenues and operating income reflect the industry’s seasonality and historically have been lower in the first quarter than in the second, third or fourth quarters.

Regulation

The Federal Trade Commission (the “FTC”), various states and certain other foreign jurisdictions (including Australia, France, Canada, and Mexico) regulate the sale of franchises. The FTC requires franchisors to make extensive disclosure to prospective franchisees but does not require registration. A number of states in which our franchises operate require registration or disclosure in connection with franchise offers and sales. In addition, several states have “franchise relationship laws” or “business opportunity laws” that limit the ability of the franchisor to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. While our franchising operations have not been materially adversely affected by such regulation, we cannot predict the effect of future regulation or legislation.

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

Among other unpredictable external factors, which may negatively impact us, are wars, acts of terrorism, airline strikes, gasoline shortages, severe weather and the risks described below under the heading Risk Factors.

Employees

We employed domestically approximately 1,728 people as of February 28, 2006. None of our employees are represented by unions or covered by collective bargaining agreements. We consider our relations with our employees to be good.

Item 1A.    Risk Factors.

Choice Hotels International, Inc. and subsidiaries is subject to various risks, which could have a negative effect on the Company and its financial condition. These risks could cause actual operating results to differ from those expressed in certain “forward looking statements” contained in this Form 10-K as well as in other Company communications. Before you invest in our securities you should carefully consider these risk factors together with all other information included in our publicly filed documents.

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

Our operational and growth prospects depend on the strength and desirability of our brands. We believe that hotel operators choose lodging franchisors based primarily on the value and quality of each franchisor’s brand and services, the extent to which affiliation with that franchisor may increase the hotel operator’s reservations and profits, and the franchise fees charged. Demographic, economic or other changes in markets may adversely affect the desirability of our brands and, correspondingly, the number of hotels franchised under the Choice brands.

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

A growing percentage of our hotel rooms are booked through internet travel intermediaries. If such bookings continue to increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from our franchisees or us. Moreover, some of these internet travel intermediaries are attempting to commoditize hotel rooms, by increasing the importance of price and general indicators of quality at the expense of brand identification. These intermediaries hope that consumers will eventually develop brand loyalties to their reservations systems rather than to our lodging brands. If this happens our business and profitability may be significantly harmed. We have established preferred partner agreements with many key third party websites to limit transaction fees for hotels but we currently do not have agreements with several large internet travel intermediaries.

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

There can be no assurance that the periodic evaluation of our internal controls required by the Sarbanes-Oxley Act will not result in the identification of significant control deficiencies or that our auditors will be able to attest to the effectiveness of our internal control over financial reporting. Failure to comply may have consequences on our business including, but not limited to, increased risks of financial statement misstatements, SEC sanctions and negative capital market reactions.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

Our principal executive offices are located at 10750 Columbia Pike, Silver Spring, MD 20901. The offices are leased from a third party. We own our reservation and property system’s information technology office in Phoenix, AZ, and reservation centers in Minot, ND and Grand Junction, CO. We also lease office space in Atlanta, GA, Australia, London, Canada and Mexico. Management believes that the Company’s existing properties are sufficient to meet its present needs and does not anticipate any difficulty in securing additional or alternative space, as needed, on terms acceptable to the Company.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

EXECUTIVE OFFICERS OF CHOICE HOTELS INTERNATIONAL, INC.

The name, age, title, present principal occupation, business address and other material occupations, positions, offices and employment of each of the executive officers of the Company are set forth below. The business address of each executive officer is 10750 Columbia Pike, Silver Spring, Maryland 20901.

Name	Age	Position
Stewart Bainum, Jr.	59	Chairman of the Board of Directors
Charles A. Ledsinger, Jr.	56	Chief Executive Officer and President
Joseph M. Squeri	40	Executive Vice President, Operations and Chief Financial Officer
Wayne W. Wielgus	51	Executive Vice President, and Chief Marketing Officer
Michael J. DeSantis	47	Senior Vice President, General Counsel and Secretary
Bruce N. Haase	45	Senior Vice President, International
Thomas Mirgon	49	Senior Vice President, Human Resources and Administration
Janna Morrison	44	Senior Vice President, Customer Care and Technology Services
Daniel Rothfeld	46	Senior Vice President, Partner Services and Emerging Business Opportunities
Gary Thomson	51	Senior Vice President, Chief Information Officer
David Pepper	38	Senior Vice President, Franchise Growth and Performance
David E. Goldberg	38	Senior Vice President, Brand Value
Dan Head	42	Senior Vice President, Business Intelligence and Strategy
David L. White	37	Vice President, Finance & Controller

Background of Executive Officers:

Stewart Bainum, Jr. Director from 1977 to 1996 and since 1997. Chairman of the Board of Choice Hotels from March 1987 to November 1996 and since October 1997; Chairman of the Board of Realty Investment Company, Inc. since December 2005; Chairman of the Board of Sunburst Hospitality Corporation since November 1996. He was a director of Manor Care, Inc. from September 1998 to September 2002, serving as Chairman from September 1998 until September 2001. From March 1987 to September 1998, he was Chairman and Chief Executive Officer of the Manor Care, Inc. He served as President of Manor Care of America, Inc. and Chief Executive Officer of ManorCare Health Services, Inc. from March 1987 to September 1998, and as Vice Chairman of Manor Care of America, Inc. from June 1982 to March 1987.

Charles A. Ledsinger, Jr. President, Chief Executive Officer and Director of the Company since August 1998. He was President and Chief Operating Officer of St. Joe Company from February 1998 to August 1998, Senior Vice President and Chief Financial Officer of St. Joe Company from May 1997 to February 1998; Senior Vice President and Chief Financial Officer of Harrah’s Entertainment, Inc. from June 1995 to May 1997; and Senior Vice President and Chief Financial Officer of Promus Companies Incorporated from August 1990 to June 1995. He serves as a director of Darden Restaurants, FelCor Lodging Trust, Inc. and TBC Corporation.

Joseph M. Squeri. Executive Vice President, Operations and Chief Financial Officer since May 2005. He was Executive Vice President and Chief Financial Officer from May 2004 to May 2005. He was Senior Vice President, Development and Chief Financial Officer of the Company from March 2002 until May 2004; Treasurer of the Company from April 1998 to February 2004 and since December 2004; Vice President, Finance and Controller of the Company from March 1997 to June 1999 and of Former Choice from March 1997 to October 1997.

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

Janna Morrison. Senior Vice President, Customer Care and Technology Services of Choice since December 2005. She was Senior Vice President, Franchise Services from November 2001 until December 2005. She was Vice President, Property Systems from 1998 to November 2001; Vice President, Revenue Management from 1995 to 1998.

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

David Pepper. Senior Vice President, Franchise Growth and Performance of Choice since December 2005. He was Senior Vice President, Development of Choice from January 2005 until December 2005. He was Vice President, Franchise Sales from June 2002 until January 2005. He was Vice President, Franchise Sales with USFS in Atlanta, Georgia from 1996 through June 2002.

David E. Goldberg. Senior Vice President, Brand Value of Choice since December 2005. He was Senior Vice President, Corporate and Brand Strategy from January 2005 until December 2005. He was Vice President, Corporate and Brand Strategy and Treasurer from February 2004 until January 2005. He was Vice President, Strategy and Business Development from February 2002 to February 2004; Senior Director, Strategy and Business Development from January 2001 to February 2002; Director of Corporate Development from July 1999 to January 2001. He was Managing Associate with McManis Associates from January 1998 through July 1999 and a Consultant with Andersen Consulting from September 1994 through January 1998.

Dan Head. Senior Vice President, Business Intelligence and Strategy of Choice since December 2005. He was Vice President, Corporate Brand Strategy from September 2005 until December 2005. He served as a Managing Director for Bearing Point from July 2002 until September 2005; and employed by Arthur Andersen Business Consulting as a partner in the technology, media and communications practice areas from September 1998 until July 2002.

David L. White. Vice President, Finance & Controller of Choice since December 2002; Vice President, Financial/SEC Reporting from September 2002 to December 2002. He was Senior Manager, Ernst & Young, LLP from May 2002 to September 2002. He was employed by Arthur Andersen LLP as Senior Manager from May 1999 to May 2002, and manager from October 1998 to May 1999. He served as Assistant Controller for the energy marketing division of Statoil Energy, Inc. from May 1997 to September 1998.

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

QUARTERLY MARKET PRICE RANGE OF COMMON STOCK AND CASH DIVIDENDS DECLARED

	Market Price Per Share*		Cash Dividends Declared Per Share*
Quarters Ended	High	Low
FISCAL 2004
March 31,	$23.12	$17.13	$0.10
June 30,	25.37	20.92	0.10
September 30,	28.86	24.45	0.1125
December 31,	30.00	23.68	0.1125
FISCAL 2005
March 31,	$31.66	$27.94	$0.1125
June 30,	33.95	29.31	0.1125
September 30,	33.70	29.65	0.13
December 31,	42.56	31.47	0.13

*	Per share amounts have been retroactively adjusted for a two-for-one stock split effected in the form of a stock dividend distributed on October 21, 2005 to shareholders of record on October 7, 2005.

The Company currently maintains the payment of a quarterly dividend on its common shares outstanding, however, the declaration of future dividends are subject to the discretion of the board of directors. We expect that cash dividends will continue to be paid at a comparable or increased rate in the future, subject to future business performance.

As of February 28, 2006 there were 2,454 holders of record of the Company’s common stock.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information regarding the number of shares of the Company’s common stock that were subject to outstanding stock options at December 31, 2005.

	Number of shares to be issued upon exercise of outstanding options, warrants and rights*	Weighted average exercise price of outstanding options, warrants and rights*	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))*
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	3,415,675	$11.26	1,182,621
Equity compensation plans not approved by shareholders	337,326	$6.27	Not applicable

*	Per share amounts have been retroactively adjusted for a two-for-one stock split effected in the form of a stock dividend distributed on October 21, 2005 to shareholders of record on October 7, 2005.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases of Choice Hotels International, Inc. common stock made by the Company during the twelve months ended December 31, 2005.

Month Ending	Total Number of Shares Purchased*	Average Price Paid per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period*
January 31, 2005	—	$—	—	3,655,776
February 28, 2005	14,750	29.64	—	3,655,776
March 31, 2005	454,852	29.94	452,110	3,203,666
April 30, 2005	—	—	—	3,203,666
May 31, 2005	158,000	30.32	158,000	3,045,666
June 30, 2005	—	—	—	3,045,666
July 31, 2005	—	—	—	3,045,666
August 31, 2005	—	—	—	3,045,666
September 30, 2005	166,400	30.60	166,400	2,879,266
October 31, 2005	557,800	32.02	557,800	2,321,466
November 30, 2005	218,765	33.62	218,765	2,102,701
December 31, 2005	—	—	—	5,102,701	(1)

Total	1,570,567	$31.30	1,553,075	5,102,701

(1)	On December 8, 2005, the board of directors increased the number of authorized shares to be repurchased by 3.0 million shares.
(2)	The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998.
*	Share and price per share amounts have been retroactively adjusted for a two-for-one stock split effected in the form of a stock dividend distributed on October 21, 2005 to shareholders of record on October 7, 2005.

During the year ended December 31, 2005, the Company purchased 17,492 shares of common stock from employees to satisfy tax-withholding requirements from the vesting of restricted stock grants. These purchases were outside the board repurchase authorization.

Item 6.    Selected Financial Data.

Company results (in millions, except per share data)

	As of and for the year ended December 31,
	2001	2002	2003	2004	2005
Total Revenues	$341.4	$365.6	$385.9	$428.2	$477.4
Net Income	14.3	60.8	71.9	74.3	87.6
Basic Earnings per Share(1)	0.16	0.78	1.01	1.12	1.36
Diluted Earnings per Share(1)	0.16	0.76	0.98	1.08	1.32
Total Assets	321.2	316.8	267.3	263.4	265.1
Long-term Debt	281.3	307.8	246.7	328.7	274.1
Cash Dividends Declared Per Common Share(1)	—	—	0.10	0.425	0.485

(1)	Per share amounts have been retroactively adjusted for a two-for-one stock split effected in the form of a stock dividend distributed on October 21, 2005 to shareholders of record on October 7, 2005.

Matters that affect the comparability of our annual results are as follows:

•	Year 2001 results reflect charges of $22.7 million and $16.4 million related to the permanent impairment of and equity in the losses of the Company’s investment in Friendly, respectively. The permanent impairment was the result of the Company’s disposal of its equity stake in Friendly. The equity losses resulted from adverse fixed asset valuation adjustments due to economic conditions and continued restructuring charges. These charges lowered diluted earnings per share by $0.42.

•	Net income in 2003 included a $3.4 million ($0.05 per share) gain on the prepayment of a note receivable from Sunburst. As a result of this prepayment, interest income earned on this note receivable totaling approximately $4.5 million per annum will not be received in future years.

•	Net income in 2004 included a $0.7 million loss on extinguishment of debt related to the refinancing of the Company’s senior credit facility. In addition, results reflect a reduction of income tax related to the resolution of certain tax contingencies of approximately $1.2 million. Those items represent diluted EPS of $0.01, net.

•	Net income in 2005 included additional income tax expense of approximately $1.2 million related to the Company’s repatriation of foreign earnings pursuant to the American Jobs Creation Act and a reduction of income tax expense related to the resolution of certain tax contingencies of approximately $4.9 million. Those items represent diluted EPS of $0.06, net.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand Choice Hotels International, Inc. and subsidiaries. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes.

Overview

We are a hotel franchisor with franchise agreements representing 5,210 hotels open and 687 hotels under development as of December 31, 2005, with 427,056 rooms and 54,075 rooms, respectively, in 49 states, the District of Columbia and more than 45 countries and territories outside the United States. Our brand names include Comfort Inn, Comfort Suites, Quality, Clarion, Sleep Inn, Econo Lodge, Rodeway Inn, MainStay Suites, Cambria Suites, Suburban Extended Stay Hotel and Flag Hotels. Approximately 95% of the Company’s revenues are derived from hotels franchised in the United States.

During 2005, the Company acquired 100% of the stock of Suburban Franchise Holding Company, Inc. (“Suburban”) and its wholly owned subsidiary, Suburban Franchise Systems, Inc for $12.8 million. Suburban is the franchisor of Suburban Extended Stay Hotel and at acquisition had 67 units (8,942 rooms) operating in the economy extended stay segment primarily in the southeastern United States. The acquisition allowed the Company to enter, on an accelerated basis, the economy extended stay segment, a market in which it did not previously compete. The results of Suburban have been consolidated with the Company since September 28, 2005.

On September 14, 2005, the Company’s board of directors declared a two-for one stock split effected in the form of a stock dividend. The stock dividend was distributed on October 21, 2005 to shareholders of record on October 7, 2005. Share data and earnings per share data included in MD&A reflect the stock split, applied retroactively, to all periods presented.

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

Our Company articulates its mission as a commitment to our customer’s profitability by providing our customers with hotel franchises that generate the highest return on investment of any hotel franchise. We have developed an operating system dedicated to our franchisees’ success: One that focuses on delivering guests to our franchised hotels and reducing costs for our hotel owners. We strive every day to continuously improve our franchise offerings to enhance our customer’s profitability and create the highest return on investment of any hotel franchise.

We believe that executing our strategic priorities creates value. Our Company focuses on two key value drivers:

Profitable Growth. Our success is dependent on improving the performance of our hotels, increasing our system size by selling additional hotel franchises and effective royalty rate improvement. We attempt to improve our franchisees’ revenues and overall profitability by providing a variety of products and services designed to increase business delivery to and/or reduce operating and development costs for our franchisees. These products and services include national marketing campaigns, a central reservation system, property and yield management systems, quality assurance standards and endorsed vendor relationships. We believe that healthy brands, which deliver a compelling return on investment for franchisees, will enable us to sell additional hotel franchises and raise royalty rates. We have established multiple brands that meet the needs of many types of guests, and can be developed at various price points and applied to both new and existing hotels. This ensures that we have brands suitable for creating growth in a variety of market conditions. Improving the performance of the hotels under franchise, growing the system through additional franchise sales and improving franchise agreement pricing while maintaining a disciplined cost structure are the keys to profitable growth.

Maximizing Financial Returns and Creating Value for Shareholders. Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. We believe our strong and predictable cash flows create a strong financial position that provides us a competitive advantage. Our business does not require significant capital to operate and grow, therefore, we can maintain a capital structure that generates high financial returns and use our excess cash flow to increase returns to our shareholders. We have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. We have repurchased 33.6 million shares (including 33.0 million prior to the 2 for 1 stock split effected in October 2005) of common stock at a total cost of $711.9 million, or an average price of

$21.16 per share since the program’s inception. On December 8, 2005, the board of directors authorized a 3 million share increase in the number of shares available for repurchase under the program. Our cash flows from operations support our ability to complete the repurchase of approximately 5.1 million shares presently remaining under our current board of directors’ authorization. The Company expects to continue to return value to its shareholders through a combination of dividends and share repurchases, subject to market and other conditions and upon completion of the current authorization we will evaluate the propriety of additional share repurchases with our board of directors. During 2005, we paid cash dividends totaling approximately $30.2 million and we presently expect to continue to pay dividends in the future. Based on our present dividend rate and outstanding share count, aggregate annual dividends would be approximately $33.8 million.

We believe these value drivers, when properly implemented, will enhance our profitability, maximize our financial returns and continue to generate value for our shareholders. The ultimate measure of our success will be reflected in the items below.

Results of Operation: Royalty fees, operating income, net income and diluted earnings per share (“EPS”) represent key measurements of these value drivers. In 2005, royalty fees revenue totaled approximately $187.3 million, a 12% increase from 2004. Operating income totaled $143.8 million for the year ended December 31, 2005, a 15% increase from 2004. Net income for the year ended December 31, 2005 increased to $87.6 million, an increase of $13.2 million over the year ended December 31, 2004, an 18% increase. Diluted earnings per share were $1.32, a 22% improvement over 2004 resulting from increased net income and a reduction in the number of shares outstanding attributable to our share repurchase program. Net income and diluted earnings per share in 2005 included additional income tax expense of approximately $1.2 million related to the Company’s repatriation of foreign earnings pursuant to the American Jobs Creation Act and a reduction of income tax expense related to the resolution of certain tax contingencies of approximately $4.9 million. Those items represent diluted EPS of $0.06, net, for the year ended December 31, 2005. Net income and diluted earnings per share in 2004 include a loss on extinguishment of debt of approximately $0.7 million ($0.4 million, net of the related tax effect) related to the refinancing of the Company’s senior credit facility and a reduction of income tax expense related to the resolution of certain tax contingencies of approximately $1.2 million. Those items represented diluted EPS of $0.01 per share, net, for the year ended December 31, 2004. These measurements will continue to be a key management focus in 2006 and beyond.

Refer to MD&A heading “Operations Review” for additional analysis of our results.

Liquidity and Capital Resources: The Company generates significant cash flows from operations. In 2005 and 2004, net cash provided by operating activities was $132.9 million and $108.1 million, respectively. Since our business does not require significant reinvestment of capital, we utilize cash in ways that management believes provide the greatest returns to our shareholders which include share repurchases and dividends. We believe the Company’s cash flow from operations and available financing capacity are sufficient to meet the expected future operating, investing and financing needs of the business.

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

Operations Review

Comparison of 2005 Operating Results and 2004 Operating Results

The Company recorded net income of $87.6 million for the year ended December 31, 2005, an increase of $13.3 million, or 18% from $74.3 million for the year ended December 31, 2004. The increase in net income for the year is primarily attributable to an $18.8 million improvement in operating income and a decline in the effective income tax rate from 35.1% to 33.0% partially offset by a $2.5 million expense increase in other income and expenses. The effective income tax rate declined primarily due to the resolution of tax contingencies of approximately $4.9 million in 2005 compared to $1.2 million in 2004 offset by additional income tax expense of $1.2 million in 2005 related to the Company’s repatriation of foreign earnings. The increase in net other income and expenses was primarily related to a $3.7 million increase in interest expense offset by the loss on extinguishment of debt of $0.7 million incurred during 2004. Operating income increased as a result of a $26.2 million, or 12.9% increase in franchising revenues (total revenues excluding marketing and reservation revenues and hotel operations) and a decrease in depreciation and amortization expense partially offset by an $8.7 million increase in selling, general and administrative expense.

Summarized financial results for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004
	(In thousands)
REVENUES:
Royalty fees	$187,340	$167,135
Initial franchise and relicensing fees	25,388	20,112
Partner services	13,382	12,524
Marketing and reservation	243,123	220,732
Hotel operations	4,293	3,729
Other	3,873	3,976

Total revenues	477,399	428,208

OPERATING EXPENSES:
Selling, general and administrative	78,250	69,542
Depreciation and amortization	9,051	9,947
Marketing and reservation	243,123	220,732
Hotel operations	3,225	3,004

Total operating expenses	333,649	303,225

Operating income	143,750	124,983

Interest expense	15,325	11,605
Interest and other investment income	(1,094)	(1,110)
Equity in net income of affiliates	(803)	(722)
Loss on extinguishment of debt	—	696
Other	(420)	(10)

Other income and expenses, net	13,008	10,459

Income before income taxes	130,742	114,524
Income taxes	43,177	40,179

Net income	$87,565	$74,345

Weighted average shares outstanding-diluted	66,336	69,000

Diluted earnings per share	$1.32	$1.08

Management analyzes its business based on franchising revenues, which is total revenues excluding marketing and reservation revenues and hotel operations, and franchise operating expenses that are reflected as selling, general and administrative expenses.

Franchising Revenues: Franchising revenues were $230.0 million for the year ended December 31, 2005 compared to $203.7 million for the year ended December 31, 2004. The growth in franchising revenues is primarily due to increases in royalty revenues and initial and relicensing fees of approximately 12% and 26%, respectively.

Royalty fees increased $20.2 million to $187.3 million from $167.1 million in 2004, an increase of 12.1%. Excluding the franchises obtained in the acquisition of Suburban, the increase in royalties is attributable to a combination of factors including a 3.6% increase in the number of domestic franchised hotel rooms, a 6.1% increase in RevPAR and an increase in the effective royalty rate of the domestic hotel system to 4.08% from 4.04%. The acquisition of Suburban contributed approximately $0.7 million of royalty fees in 2005.

Including franchises acquired from Suburban, the number of domestic rooms on-line increased to 329,353 from 309,586, an increase of 6.4% for the year ended December 31, 2005. For 2005, the total number of domestic hotels on-line grew 5.6% to 4,048 from 3,834 for 2004. International rooms on-line increased to 97,703 as of December 31, 2005 from 94,220 as of December 31, 2004, a 3.7% increase. The total number of international hotels on-line also increased from 1,143 to 1,162, an increase of 1.7% for the year ended December 31, 2005. As of December 31, 2005, the Company had 603 franchised hotels with 46,464 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 460 hotels and 35,652 rooms at December 31, 2004. The Company had an additional 84 franchised hotels with 7,611 rooms under development in its international system as of December 31, 2005 compared to 109 hotels and 9,515 rooms at December 31, 2004.

Net domestic franchise additions during 2005 were 214 compared to 198 for the same period a year ago. Excluding the acquisition of Suburban, net franchise additions totaled 149. Net domestic franchise additions, excluding Suburban, declined as a result of franchise terminations increasing from 144 in 2004 to 190 in 2005. During 2005, the Company executed a strategy to replace franchised hotels that did not meet our brand standards or were underperforming in their market. This strategy resulted in a slightly lower annual growth rate in our domestic franchised rooms than historically achieved. Existing competition is getting stronger and more focused on franchising new and existing brands. As the competition gets stronger and more focused on limited service franchising, the Company will continue to focus on improving its system hotels. A strong RevPAR market is expected to continue in 2006 and many competitors are focused on improving brand consistency and quality through higher quality amenities and more aggressive brand compliance efforts. The number of domestic hotels under development provides a strong platform for continued system growth.

Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise agreements increased 13.5% to $15.1 million for the year ended December 31, 2005 from $13.3 million for the year ended December 31, 2004. The increase reflects domestic franchise agreements executed in 2005 of 639 new contracts representing 52,862 rooms compared to 552 agreements representing 47,227 rooms executed in 2004, increases of 16% and 12%, respectively. During 2005, 237 of the executed agreements were for new construction hotel franchises, representing 18,096 rooms, compared to 182 contracts, representing 12,799 rooms for the same period a year ago, increases of approximately 30% and 41%, respectively.

Relicensing fees increased 51.5% to $10.3 million for the year ended December 31, 2005 from $6.8 million for the year ended December 31, 2004. Relicensing fees are charged to the new property owner of a franchised property whenever an ownership change occurs and the property remains in the franchise system.

Despite rising interest rates and construction costs, we are optimistic about the prospects for a continuing rise in the supply of midscale hotels to meet demand. In addition, some of our competitors are terminating franchising agreements on mature properties. These factors should provide a healthy supply of new construction and conversion hotel opportunities in 2006.

Franchise Expenses: The cost to operate the franchising business is reflected in selling, general and administrative expenses. Selling, general and administrative expenses were $78.3 million for the year ended

December 31, 2005, an increase of $8.8 million from the year ended December 31, 2004 total of $69.5 million. As a percentage of revenues, excluding marketing and reservation fees and hotel operations, total SG&A expenses were 34.0% for the year ended December 31, 2005 compared to 34.1% for 2004. Expenses increased primarily due to higher compensation costs including variable franchise sales and key management incentive compensation and increased travel and entertainment expenses related to the expansion of the franchise sales force.

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

Total marketing and reservations revenues were $243.1 million and $220.7 million for the years ended December 31, 2005 and 2004, respectively. Depreciation and amortization attributable to marketing and reservation activities was $7.6 million and $9.1 million for the years ended December 31, 2005 and 2004, respectively. Interest expense attributable to reservation activities was $1.1 million and $1.5 million for the years ended December 31, 2005 and 2004, respectively. Marketing and reservations activities provided positive cash flow of $19.4 million and $19.7 million for the years ended December 31, 2005 and 2004, respectively. As of December 31, 2005, the Company’s balance sheet includes a receivable of $13.2 million for marketing fees and a payable of $3.6 million for reservation fees. At December 31, 2004, the Company’s balance sheet contained a receivable for marketing and reservation fees of $21.7 million. This receivable is recorded as an asset in the financial statements as the Company has the contractual authority to require that the franchisees in the system at any given point repay the Company for any deficits related to marketing and reservations activities. The Company’s current franchisees are legally obligated to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue. The Company has no present intention to accelerate repayment of the deficit from current franchisees. Cumulative reservation and marketing fees not expended are recorded as a payable in the financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements.

Other Income and Expenses: Other income and expense, net increased $2.5 million to an expense of $13.0 million for the year ended December 31, 2005 from $10.5 million for the same period in 2004. This increase resulted from a $3.7 million increase in interest expense to $15.3 million for the twelve months ended December 31, 2005 resulting from higher average interest rates and outstanding borrowings on the Company’s variable rate debt. The Company’s weighted average interest rate as of December 31, 2005 was 5.96% compared to 4.58% as of December 31, 2004. The increase in interest expense was partially offset by a loss on extinguishment of debt of approximately $0.7 million attributable to the refinancing of the Company’s senior credit facility during the third quarter of 2004.

Income Taxes: The Company’s effective income tax provision rate was 33.0% for the year ended December 31, 2005, a decrease of 210 basis points from the effective income tax provision rate of 35.1% for the year ended December 31, 2004. The effective income tax rate for 2005 declined due to the reversal of reserves resulting from the resolution of certain tax contingencies of approximately $4.9 million offset by additional income tax expense of $1.2 million related to the Company’s repatriation of foreign earnings. The 2004 effective income tax rate reflects the resolution of certain tax contingencies totaling approximately $1.2 million. Depending upon the outcome of certain income tax contingencies during 2006 up to $14.1 million of additional income tax benefits may be reflected in our 2006 results of operations from the reversal of reserves.

Net income for 2005 increased by 17.8% to $87.6 million, and diluted earnings per share increased 22.2% to $1.32 in 2005 from $1.08 reported for 2004. A portion of the increase in diluted earnings per share is attributable to stock repurchases made by the Company in 2005 and 2004.

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

Summarized financial results for the years ended December 31, 2004 and 2003 are as follows:

	2004	2003
	(In thousands)
REVENUES:
Royalty fees	$167,135	$151,324
Initial franchise and relicensing fees	20,112	16,799
Partner services	12,524	13,227
Marketing and reservation	220,732	195,219
Hotel operations	3,729	3,565
Other	3,976	5,732

Total revenues	428,208	385,866

OPERATING EXPENSES:
Selling, general and administrative	69,542	62,753
Depreciation and amortization	9,947	11,225
Marketing and reservation	220,732	195,219
Hotel operations	3,004	2,723

Total operating expenses	303,225	271,920

Operating income	124,983	113,946

Interest expense	11,605	11,597
Interest and other investment income	(1,110)	(6,222)
Gain on prepayment of note receivable from Sunburst	—	(3,383)
Equity in net income of affiliates	(722)	(582)
Loss on extinguishment of debt	696	—
Other	(10)	129

Other income and expenses, net	10,459	1,539

Income before income taxes	114,524	112,407
Income taxes	40,179	40,544

Net income	$74,345	$71,863

Weighted average shares outstanding-diluted	69,000	73,349

Diluted earnings per share	$1.08	$0.98

Franchising Revenues: Franchising revenues were $203.8 million for the year ended December 31, 2004 compared to $187.1 million for the year ended December 31, 2003. Royalty fees increased $15.8 million to

$167.1 million from $151.3 million in 2003, an increase of 10.4%. The increase in royalties is attributable to a combination of factors including a 5.2% increase in the number of domestic franchised hotel rooms, a 5.1% increase in RevPAR and an increase in the effective royalty rate of the domestic hotel system to 4.04% from 4.01%.

The number of domestic rooms on-line increased to 309,586 from 294,268, an increase of 5.2% for the year ended December 31, 2004. For 2004, the total number of domestic hotels on-line grew 5.4% to 3,834 from 3,636 for 2003. International rooms on-line declined slightly to 94,220 as of December 31, 2004 from 94,350 as of December 31, 2003, a 0.1% decline. The total number of international hotels on-line also decreased from 1,174 to 1,143, a decline of 2.6% for the year ended December 31, 2004. As of December 31, 2004, the Company had 460 franchised hotels with 35,652 rooms either under construction, awaiting conversion or approved for development in its domestic system as compared to 401 hotels and 31,409 rooms at December 31, 2003. The Company had an additional 109 franchised hotels with 9,515 rooms under development in its international system as of December 31, 2004 as compared to 90 hotels and 8,468 rooms at December 31, 2003.

Domestic initial fee revenue, included in initial franchise and relicensing fees caption above, generated from executed franchise agreements increased 17.7% to $13.3 million for the year ended December 31, 2004 from $11.3 million for the year ended December 31, 2003. The increase reflects domestic franchise agreements executed in 2004 of 552 new contracts representing 47,227 rooms compared to 470 agreements representing 41,039 rooms executed in 2003, increases of 17% and 15%, respectively. During 2004, 182 of the executed agreements were for new construction hotel franchises, representing 12,799 rooms, compared to 128 contracts, representing 8,649 rooms for the same period a year ago, increases of approximately 42% and 48%, respectively.

Relicensing fees increased 23.6% to $6.8 million for the year ended December 31, 2004 from $5.5 million for the year ended December 31, 2003. Relicensing fees are charged to the new property owner of a franchised property whenever an ownership change occurs and the property remains in the franchise system. Other revenues declined from $5.7 million for the year ended December 31, 2003 to $4.0 million for the year ended December 31, 2004, primarily as the result of reduced termination awards revenue, which are generated when franchises exit the system prior to contractually agreed-upon dates. Other revenues for the year ended December 31, 2003, included approximately $1.7 million of liquidated damages received from Sunburst for the termination of certain franchises.

Franchise Expenses: The cost to operate the franchising business is reflected in selling, general and administrative expenses. Selling, general and administrative expenses were $69.5 million for the year ended December 31, 2004, an increase of $6.7 million from the year ended December 31, 2003 total of $62.8 million. As a percentage of revenues, excluding marketing and reservation fees and hotel operations, total SG&A expenses were 34.1% for the year ended December 31, 2004 compared to 33.5% for 2003. The increase is attributable to increased costs associated with performance based incentive compensation for sales and other management personnel, costs related to retirement of a board member, adoption of the fair value method of accounting for stock compensation and increased professional fees related to Sarbanes-Oxley compliance efforts.

Marketing and Reservations: Total marketing and reservations revenues were $220.7 million and $195.2 million for the years ended December 31, 2004 and 2003, respectively. Depreciation and amortization attributable to marketing and reservation activities was $9.1 million and $12.1 million for the years ended December 31, 2004 and 2003, respectively. Interest expense attributable to reservation activities was $1.5 million and $1.3 million for the years ended December 31, 2004 and 2003, respectively. Marketing and reservations activities provided positive cash flow of $19.7 million and $24.7 million for the years ended December 31, 2004 and 2003, respectively. As of December 31, 2004 and 2003, the Company’s balance sheet includes a receivable of $21.7 million and $32.4 million, respectively, for marketing and reservation fees.

Other Income and Expenses: Other income and expense, net increased $9.0 million to an expense of $10.5 million for the year ended December 31, 2004 from $1.5 million for the same period in 2003. Interest expense was $11.6 million for each of the years ended December 31, 2004 and 2003. The Company’s weighted average interest rate as of December 31, 2004 was 4.58% compared to 4.29% as of December 31, 2003. Other income and expense includes a loss on extinguishment of debt of approximately $0.7 million attributable to the refinancing of the Company’s senior credit facility during the third quarter. Other income and expenses for the year ended December 31, 2003 also includes approximately a $3.4 million gain on prepayment and $4.5 million of interest income earned on a note receivable from Sunburst, which was repaid in December 2003. Interest and other investment income for the year ended December 31, 2004 also reflects the reduction of investment income attributable to non-qualified employee benefit plan assets.

Income Taxes: The Company’s effective income tax provision rate was 35.1% for the year ended December 31, 2004, a decrease of 100 basis points from the effective income tax provision rate of 36.1% for the year ended December 31, 2003. The reduction in the effective income tax provision rate resulted partially from an increase in foreign income, which is taxed at lower income tax rates than the statutory U.S. income tax rates. Also, the favorable resolution of several state income tax issues in the current year and the increase in taxable income over non-tax deductible items between the two periods decreased the effective income tax provision rate.

Income tax expense for 2004 includes approximately $1.2 million of income tax benefits resulting from the reversal of income tax contingencies. Income tax expense for 2003 includes $1.5 million of provisions for income tax contingencies.

Net income for fiscal 2004 increased by 3.5% to $74.3 million, and diluted earnings per share increased 10.2% to $1.08 in 2004 from $0.98 reported for 2003. A portion of the increase in diluted earnings per share is attributable to stock repurchases made by the Company in 2004 and 2003.

Liquidity and Capital Resources

Net cash provided by operating activities was $132.9 million and $108.1 million for the years ended December 31, 2005 and 2004, respectively. The increase primarily reflects improvements in operating income and timing differences related to payments for income taxes.

Net cash repayments related to marketing and reservation activities totaled $19.4 million during the year ended December 31, 2005, compared to net repayments of $19.7 million during the year ended December 31, 2004. The Company expects marketing and reservation activities to generate positive cash flows of between $9.0 million and $13.0 million in 2006.

Cash provided by (used in) investing activities for the years ended December 31, 2005, 2004 and 2003 was ($23.9 million), ($13.7 million), and $27.8 million, respectively. As a lodging franchisor, Choice has relatively low capital expenditure requirements. During the years ended December 31, 2005, 2004 and 2003, capital expenditures totaled $11.5 million, $6.9 million, and $8.5 million, respectively. Capital expenditures include the installation and upgrades of system-wide property and yield management systems and upgrades to disaster recovery hardware and financial and reservation systems. During 2005, investing cash flows included the payment of $7.3 million related to the Company’s acquisition of Suburban. During 2003, the Company received a cash payment of $44.7 million from Sunburst related to the prepayment of a note receivable due to the Company. During 2003, approximately $4.5 million of interest income related to this note was included in net income. As a result of the prepayment, no interest income related to this note will be realized in future periods.

Financing cash flows relate primarily to the Company’s borrowings under its credit lines, treasury stock purchases and dividends. In July 2004, the Company entered into a $265 million senior unsecured revolving credit facility (the “Revolver”) with a syndicate of lenders. In April 2005, the Company increased the available credit under the Revolver from $265 million to $350 million. The Revolver permits the Company to borrow, repay and reborrow revolving loans until the scheduled maturity date in July 2009. Borrowings pursuant to the Revolver bear interest, at one of several rates selected by the Company, based upon the credit rating of the Company and include LIBOR plus 62 1/2 basis points to 125 basis points; prime rate; and prime rate minus 175 basis points. In addition, the Company has the option to request participating banks to bid on loan participation at lower rates than those contractually provided by the Revolver. On February 28, 2005, Standard & Poor’s Rating Services raised its rating of the Company’s debt from BBB- to BBB. This rating and any other ratings by other rating organizations, may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating. The Revolver requires the Company to pay a commitment fee ranging, based upon the credit rating of the Company, between 12 1/2 basis points and 25 basis points of the average daily-unused portion of the aggregate available commitment. The Revolver also provides for the issuances of letters of credit on behalf of the Company. The Revolver includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage. As of December 31, 2005 the Company was in compliance with all covenants under the Revolver. The Revolver restricts the Company’s ability to make certain investments, incur certain debt, and dispose of assets, among other restrictions. As of December 31, 2005, the Company had $173.7 million of revolving loans outstanding pursuant to the Revolver.

The proceeds from the Revolver are used for general corporate purposes, including working capital, debt repayment, stock repurchases and investments.

In 1998, the Company completed a $100 million senior unsecured note offering (“the Notes”), bearing a coupon rate of 7.13% with an effective rate of 7.22%. The Notes will mature on May 1, 2008, with interest on the Notes to be paid semi-annually. The Company used the net proceeds from the offering of approximately $99 million to repay amounts outstanding under the Company’s previous credit facility. The Notes contain a call provision that would require the Company to pay a premium if the Notes were redeemed prior to their maturity. At December 31, 2005, the call provision would have resulted in a premium of $6.0 million.

The Company has a line of credit with a bank providing up to an aggregate of $10 million of borrowings which is due upon demand. The line of credit ranks pari-pasu (or equally) with the Revolver. Borrowings under the line of credit bear interest at rates established at the time of the borrowings based on prime minus 175 basis points. As of December 31, 2005, no amounts were outstanding pursuant to this line of credit.

As of December 31, 2005, the total long-term debt outstanding for the Company was $274.1 million, of which $0.1 million was scheduled to mature in the twelve months ending December 31, 2006.

On September 14, 2005, the Company’s board of directors declared a two-for-one stock split effected in the form of a stock dividend. The stock split shares were distributed on October 21, 2005 to shareholders of record on October 7, 2005. Share data and earnings per share data referenced in MD&A reflect the stock split, applied retroactively, to all periods presented.

Through December 31, 2005, the Company had purchased 33.6 million shares (including 33.0 million prior to the 2 for 1 stock split effected in October 2005) of its common stock under its share repurchase program at a total cost of $711.9 million, including 1.1 million shares (including 0.5 million prior to the 2 for 1 stock split) at a cost of $49.2 million during the year ended December 31, 2005. At December 31, 2005, the Company had approximately 65.2 million shares of common stock outstanding. As of December 31, 2005, the Company had remaining authorization to purchase up to 5.1 million shares.

In the fourth quarter of 2003, the Company initiated a cash dividend on its common stock. In September 2004, the Company’s board of directors increased the quarterly dividend rate to $0.1125, a 12.5% increase from the previous quarterly rate of $0.10. This increase raised the annual dividend rate on the Company’s common stock from $0.40 to $0.45 per share. In September 2005, the Company’s board of directors again increased the quarterly dividend rate to $0.13, a 15.6% increase from the previous quarter rate of $0.1125. This increase raised the annual dividend rate on the Company’s common stock from $0.45 to $0.52 per share. Dividends paid in 2005 were approximately $30.2 million.

The Company expects to continue to return value to its shareholders through a combination of dividends and share repurchases, subject to market conditions.

The following table summarizes our contractual obligations as of December 31, 2005

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term debt(1)	$290.8	$7.3	$109.7	$173.8	$—
Operating lease obligations	31.2	5.1	7.9	8.1	10.1
Purchase obligations	1.4	1.4	—	—	—
Other long-term liabilities	38.2	—	11.9	2.9	23.4

Total contractual cash obligations	$361.6	$13.8	$129.5	$184.8	$33.5

(1)	Long-term debt amounts include interest on fixed rate debt obligations.

Contingent cash payments related to the acquisition of Suburban during 2005 have been excluded from the table above since no liabilities have been recorded. However, contingent cash payments, of up to $5 million, may be required upon the satisfaction of the following conditions:

•	$2.5 million payable if at any time prior to the 3rd anniversary of closing at least 84 Suburban franchises are open or under construction and at least 79 are open on that date;

•	An additional $2.5 million payable if at any time prior to the 3rd anniversary of closing, but in no event prior to the 2nd anniversary of closing, at least 100 Suburban franchises are open or under construction and at least 90 are open on that date;

•	Both contingent payments are subject to at least 51 of the existing Suburban franchises open at the acquisition date remaining open when the contingent payment is otherwise earned.

The Company believes that cash flows from operations and available financing capacity are adequate to meet expected future operating, investing and financing needs of the business.

Off Balance Sheet Arrangements: In March 2006, the Company guaranteed $1 million of a bank loan funding a franchisee’s construction of a Cambria Suites in Green Bay, Wisconsin. The guaranty expires at the earliest of 48 months from the date on which construction begins or June 30, 2010.

Inflation: Inflation has been moderate in recent years and has not had a significant impact on our business.

Seasonality: The hotel industry is seasonal in nature. For most of the Company’s franchised hotels, demand is lower in December through March than during the remainder of the year. Our principal source of revenues is franchise fees based on the gross room revenues of our franchised properties. The Company’s franchise fee revenues and operating income reflect the industry’s seasonality and historically have been lower in the first quarter than in the second, third or fourth quarters.

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

Initial franchise and relicensing fees are recognized, in most instances, in the period the related franchise agreement is executed because the initial franchise and relicensing fees are non-refundable and the Company has no continuing obligations related to the franchisee. We defer the initial franchise and relicensing fee revenue related to franchise agreements which include incentives until the incentive criteria are met or the agreement is terminated, whichever occurs first.

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

Reservation fees and marketing fees not expended in the current year are carried over to the next fiscal year and expended in accordance with the franchise agreements. Shortfall amounts are similarly recovered in subsequent years. Cumulative excess or shortfall amounts from the operation of these programs are recorded as a marketing or reservation fee payable or receivable. Under the terms of the franchise agreements, the Company may advance capital as necessary for marketing and reservation activities and recover such advances through future fees. Our current assessment is that the credit risk associated with the marketing fee receivable is mitigated due to our contractual right to recover these amounts from a large geographically dispersed group of franchisees.

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

The Company collects a percentage of program members’ room revenue from participating franchises. Revenues are deferred in an amount equal to the fair value of the future redemption obligation. A third-party actuary estimates the eventual redemption rates and point values using various actuarial methods. These judgmental factors determine the required liability for outstanding points. Upon redemption of the points, the Company recognizes the previously deferred revenue as well as the corresponding expense relating to the cost of the awards redeemed. Revenues in excess of the estimated future redemption obligation are recognized when earned to reimburse the Company for costs incurred to operate the program, including administrative costs, marketing, promotion and performing member services. Costs to operate the program, excluding estimated redemption values, are expensed when incurred.

Impairment Policy.

We evaluate the fair value of goodwill to assess potential impairments on an annual basis, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. We evaluate impairment of goodwill by comparing the fair value of our net assets with the carrying amount of goodwill. We evaluate the potential impairment of property and equipment and other long-lived assets, including franchise rights whenever an event or other circumstance indicates that we may not be able to recover the carrying value of the asset. Our evaluation is based upon future cash flow projections. These projections reflect management’s best assumptions and estimates. Significant management judgment is involved in developing these projections, and they include inherent uncertainties. If different projections had been used in the current period, the balances for non-current assets could have been materially impacted. Furthermore, if management uses different projections or if different conditions occur in future periods, future-operating results could be materially impacted. The Company reviews outstanding notes receivable on a periodic basis to ensure that each is fully collectible by reviewing the financial condition of its debtors. If the Company concludes that it will be unable to collect all amounts due, the Company will record an impairment charge. During the year ended December 31, 2005, the Company recognized impairment charges on notes receivable totaling approximately $0.2 million based on the credit condition of the note holders.

Stock Compensation.

Effective January 1, 2003, the Company adopted, in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the fair value based method of accounting for stock option awards granted on or after January 1, 2003. No compensation expense related to the grant of stock options under the Company’s stock compensation plans was reflected in net income for any years ended on or before December 31, 2002 because the Company accounted for grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and all stock options granted in those years had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 148 to all stock compensation for the three years ended December 31, 2005 is set forth in Note 1 to our consolidated financial statements.

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

The Company does not provide additional United States income taxes on undistributed earnings of consolidated foreign subsidiaries included in retained earnings. Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when required for domestic business operations, tax or cash reasons. On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA included a temporary one time incentive for United States multinational corporations to repatriate accumulated income of foreign subsidiaries by providing an 85 percent dividends received deduction for qualifying dividends from controlled foreign corporations. The Company repatriated earnings pursuant to AJCA totaling approximately $23.5 million in the fourth quarter of 2005 resulting in an income tax provision of $1.2 million.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this annual report, including those in the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operation that are not historical facts constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. Words such as “believes,” “anticipates,” “expects,” “intends,” “estimates,” “projects,” and other similar expressions, which are predictions of or indicate future events and trends, typically identify forward-looking statements. Such statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those projected, including: competition; business strategies and their intended results; the balance between supply of and demand for hotel rooms; our ability to obtain new franchise agreements; our ability to develop and maintain positive relations with current and potential hotel owners; the effect of international, national and regional economic conditions and geopolitical events such as acts of god, acts of war, terrorism or epidemics; the availability of capital to allow us and potential hotel owners to fund investments and construction of hotels; the cost and other effects of legal proceedings; and other risks described from time to time in our filings with the Securities and Exchange Commission, including those set forth under Item 1A “Risk Factors” in this annual report. Given these uncertainties, you are cautioned not to place undue reliance on such statements. We also undertake no obligation to publicly update or revise any forward-looking statement to reflect current or future events or circumstances.

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

At December 31, 2005 and December 31, 2004, the Company had $274.1 million and $328.7 million of debt outstanding, at an effective interest rate of 6.0% and 4.6%, respectively. A hypothetical change of 10% in the Company’s effective interest rate from December 31, 2005 levels would increase or decrease interest expense by $0.9 million. Prior to scheduled maturities, the Company expects to refinance its long-term debt obligations.

The Company does not presently have any derivative financial instruments.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Choice Hotels International, Inc. and subsidiaries:

We have completed integrated audits of Choice Hotels International, Inc. and subsidiaries’ 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Choice Hotels International, Inc. and subsidiaries (the “Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting”, appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

March 14, 2006

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2005	2004	2003
	(In thousands, except per share amounts)
REVENUES:
Royalty fees	$187,340	$167,135	$151,324
Initial franchise and relicensing fees	25,388	20,112	16,799
Partner services	13,382	12,524	13,227
Marketing and reservation	243,123	220,732	195,219
Hotel operations	4,293	3,729	3,565
Other	3,873	3,976	5,732

Total revenues	477,399	428,208	385,866
OPERATING EXPENSES:
Selling, general and administrative	78,250	69,542	62,753
Depreciation and amortization	9,051	9,947	11,225
Marketing and reservation	243,123	220,732	195,219
Hotel operations	3,225	3,004	2,723

Total operating expenses	333,649	303,225	271,920

Operating income	143,750	124,983	113,946

OTHER INCOME AND EXPENSES:
Interest expense	15,325	11,605	11,597
Interest and other investment income	(1,094)	(1,110)	(6,222)
Gain on prepayment of note receivable from Sunburst	—	—	(3,383)
Equity in net income of affiliates	(803)	(722)	(582)
Loss on extinguishment of debt	—	696	—
Other	(420)	(10)	129

Other income and expenses, net	13,008	10,459	1,539

Income before income taxes	130,742	114,524	112,407
Income taxes	43,177	40,179	40,544

Net income	$87,565	$74,345	$71,863

Weighted average shares outstanding-basic	64,429	66,406	71,398

Weighted average shares outstanding-diluted	66,336	69,000	73,349

Basic earnings per share	$1.36	$1.12	$1.01

Diluted earnings per share	$1.32	$1.08	$0.98

Cash dividends declared per share	$0.485	$0.425	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004
	(In thousands, except share amounts)
ASSETS
Current assets
Cash and cash equivalents	$16,921	$28,518
Receivables (net of allowance for doubtful accounts of $5,111 and $5,956, respectively)	37,155	34,611
Deferred income taxes	2,616	2,252
Other current assets	6,308	4,212

Total current assets	63,000	69,593
Property and equipment, at cost, net	46,281	47,492
Goodwill	65,828	60,620
Franchise rights and other identifiable intangibles, net	38,267	34,795
Receivable—marketing and reservation fees	13,225	21,683
Investments, employee benefit plans, at fair value	23,337	17,247
Deferred income taxes	3,289	—
Other assets	11,873	11,922

Total assets	$265,100	$263,352

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt	$146	$10,146
Accounts payable	34,413	30,718
Accrued expenses and other	50,956	36,893
Deferred revenue	32,131	23,309
Income taxes payable	2,499	989

Total current liabilities	120,145	102,055
Long-term debt	273,972	318,557
Deferred compensation and retirement plan obligations	28,987	21,387
Deferred income taxes	—	6,974
Other liabilities	9,172	17,432

Total liabilities	432,276	466,405

Commitments and Contingencies

SHAREHOLDERS’ DEFICIT
Common stock, $0.01 par value; 160,000,000 shares authorized; 95,345,362 and 62,755,708 shares issued at December 31, 2005 and 2004, respectively; 65,219,641 and 32,312,433 shares outstanding at December 31, 2005 and 2004, respectively	652	323
Additional paid-in-capital	86,870	83,303
Accumulated other comprehensive income	859	1,400
Deferred compensation	(12,428)	(8,034)
Treasury stock (30,125,721 and 30,443,275 shares at December 31, 2005 and 2004, respectively), at cost	(650,551)	(631,312)
Retained earnings	407,422	351,267

Total shareholders’ deficit	(167,176)	(203,053)

Total liabilities and shareholders’ deficit	$265,100	$263,352

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$87,565	$74,345	$71,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,051	9,947	11,225
Gain on sale of assets	(386)	—	—
Gain on prepayment of note receivable from Sunburst	—	—	(3,383)
Provision for bad debts	391	(157)	(189)
Non-cash stock compensation	5,288	4,019	2,226
Non-cash interest and other investment income	(294)	(463)	(886)
Loss on extinguishment of debt	—	696	—
Equity in net income of affiliates	(803)	(722)	(582)
Changes in assets and liabilities, net of acquisitions:
Receivables	(2,415)	(735)	(887)
Receivable—marketing and reservation fees, net	19,393	19,743	24,726
Accounts payable	1,923	978	6,439
Accrued expenses and other	12,894	6,702	289
Income taxes payable	11,250	2,854	(2,675)
Deferred income taxes	(13,318)	(14,883)	(7,970)
Deferred revenue	8,822	6,381	7,146
Other current assets	(2,040)	(599)	383
Other liabilities	(4,414)	(26)	7,579

Net cash provided by operating activities	132,907	108,080	115,304

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	(11,504)	(6,859)	(8,480)
Acquisition of Suburban, net of cash acquired	(7,314)	—	—
Proceeds from prepayment of note receivable from Sunburst	—	—	44,701
Purchases of investments	(8,929)	(8,664)	(5,272)
Proceeds from sales of investments	3,539	4,506	2,599
Issuance of notes receivable	(2,667)	(2,264)	(4,433)
Acquisition of Flag	—	—	(1,211)
Proceeds from disposition of assets	2,811	—	498
Other items, net	214	(435)	(618)

Net cash (used in) provided by investing activities	(23,850)	(13,716)	27,784

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	—	192,000	—
Principal payments of long-term debt	(150)	(267,739)	(17,404)
Net (repayments) borrowings pursuant to revolving credit facility	(55,129)	157,725	(43,800)
Debt issuance costs	(193)	(1,010)	—
Purchase of treasury stock	(49,154)	(148,273)	(80,358)
Dividends paid	(30,241)	(27,690)	—
Proceeds from exercise of stock options	14,213	8,427	6,097

Net cash used in financing activities	(120,654)	(86,560)	(135,465)

Net change in cash and cash equivalents	(11,597)	7,804	7,623
Cash and cash equivalents at beginning of period	28,518	20,714	13,091

Cash and cash equivalents at end of period	$16,921	$28,518	$20,714

Supplemental disclosure of cash flow information:
Cash payments during the year for:
Income taxes, net of refunds	$50,173	$53,622	$49,559
Interest	$16,053	$12,639	$13,357
Non-cash investing activities:
Acquisition of Suburban, liabilities assumed	$5,526	—	—
Non-cash financing activities:
Declaration of dividends	$31,410	$28,061	$6,899
Income tax benefit realized related to stock options exercised	$9,872	$4,442	$1,770
Issuance of restricted shares of common stock	$8,491	$7,973	$180

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

(In thousands, except share amounts)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Treasury Stock	Comprehensive Income	Retained Earnings	Total
Balance as of December 31, 2002	37,163,216	$371	$73,100	$42	$(3,492)	$(423,839)		$240,019	$(113,799)
Comprehensive income
Net income	—	—	—	—	—	—	$71,863	71,863	71,863
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	1,101	—	1,101
Amortization of deferred gain on hedge, net of taxes	—	—	—	—	—	—	(67)	—	(67)
Unrealized gain on available for sale securities, net of taxes	—	—	—	—	—	—	62	—	62

Other comprehensive income	—	—	—	1,096	—	—	1,096	—	—

Comprehensive income							$72,959

Exercise of stock options	462,522	5	198	—	—	7,845		—	8,048
Issuance and cancellation of restricted stock	7,428	—	(108)	—	(72)	180		—	—
Stock compensation related to stock options	—	—	1,306	—	—	—		—	1,306
Amortization of deferred compensation related to restricted stock grants	—	—	—	—	923	—		—	923
Dividends declared	—	—	—	—	—	—		(6,899)	(6,899)
Treasury purchases	(2,887,313)	(29)	—	—	—	(80,696)		—	(80,725)

Balance as of December 31, 2003	34,745,853	$347	$74,496	$1,138	$(2,641)	$(496,510)		$304,983	$(118,187)

Comprehensive income
Net income	—	—	—	—	—	—	$74,345	74,345	74,345
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	188	—	188
Amortization of deferred gain on hedge, net of taxes	—	—	—	—	—	—	(67)	—	(67)
Unrealized gain on available for sale securities, net of taxes	—	—	—	—	—	—	141	—	141

Other comprehensive income	—	—	—	262	—	—	262	—	—

Comprehensive income							$74,607

Exercise of stock options	557,107	6	7,332	—	—	5,564		—	12,902
Issuance and cancellation of restricted stock	202,405	2	(43)	—	(7,894)	7,935		—	—
Stock compensation related to stock options	—	—	1,518	—	—	—		—	1,518
Amortization of deferred compensation related to restricted stock grants	—	—	—	—	2,501	—		—	2,501
Dividends declared	—	—	—	—	—	—		(28,061)	(28,061)
Treasury purchases	(3,192,932)	(32)	—	—	—	(148,301)		—	(148,333)

Balance as of December 31, 2004	32,312,433	$323	$83,303	$1,400	$(8,034)	$(631,312)		$351,267	$(203,053)

Comprehensive income
Net income	—	—	—	—	—	—	$87,565	87,565	87,565
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	(351)	—	(351)
Amortization of deferred gain on hedge, net of taxes	—	—	—	—	—	—	(67)	—	(67)
Unrealized loss on available for sale securities, net of taxes	—	—	—	—	—	—	(25)	—	(25)
Reclassification adjustment for gains on available for sale securities included in net income	—	—	—	—	—	—	(98)	—	(98)

Other comprehensive income	—	—	—	(541)	—	—	(541)	—	—

Comprehensive income							$87,024

Exercise of stock options	1,275,737	13	2,087	—	—	21,997		—	24,097
Issuance and cancellation of restricted stock	149,283	1	—	—	(7,876)	7,875		—	—
Stock compensation related to stock options	—	—	1,806	—	—	—		—	1,806
Amortization of deferred compensation related to restricted stock grants	—	—	—	—	3,482	—		—	3,482
Dividends declared	—	—	—	—	—	—		(31,410)	(31,410)
Treasury purchases	(1,107,466)	(11)	—	—	—	(49,111)		—	(49,122)
Two-for-one common stock split	32,589,654	326	(326)	—	—	—		—	—

Balance as of December 31, 2005	65,219,641	$652	$86,870	$859	$(12,428)	$(650,551)		$407,422	$(167,176)

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Company Information and Significant Accounting Policies

Company Information.

Choice Hotels International, Inc. and subsidiaries (together “the Company”) is in the business of hotel franchising. As of December 31, 2005, the Company had franchise agreements representing 5,210 open hotels and 687 hotels under development in 49 states, the District of Columbia and more than 45 countries and territories outside the United States under the brand names: Comfort Inn, Comfort Suites, Cambria Suites, Quality, Clarion, Sleep Inn, Econo Lodge, Rodeway Inn, MainStay Suites, Suburban Extended Stay Hotel and Flag Hotels.

Principles of Consolidation.

The consolidated financial statements include the accounts of Choice Hotels International, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

During 2005, the Company acquired 100% of the stock of Suburban Franchise Holding Company, Inc. (“Suburban”) (the “Suburban Transaction”) and its wholly owned subsidiary, Suburban Franchise Systems, Inc. The results of Suburban have been consolidated since September 28, 2005.

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation with no effect on previously reported net income or shareholders’ deficit.

Revenue Recognition.

The Company accounts for initial, relicensing and continuing franchise fees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 45, “Accounting for Franchise Fee Revenue.” The Company enters into franchise agreements to provide franchisees with various marketing services, a centralized reservation system and limited non-exclusive rights to utilize the Company’s registered tradenames and trademarks. These agreements typically have an initial term of up to twenty years with provisions permitting franchisees to terminate after five, ten, or fifteen years under certain circumstances. In most instances, initial franchise and relicensing fees are recognized upon execution of the franchise agreement because the initial franchise and relicensing fees are non-refundable and the Company has no continuing obligations related to the franchisee. The initial franchise and relicensing fees related to executed franchise agreements which include incentives, such as future potential rebates, are deferred and recognized when the incentive criteria are met or the agreement is terminated, whichever occurs first.

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

Choice Privileges is our principal frequent guest loyalty program. Choice Privileges enables members to earn points based on their spending levels at participating brands and, to a lesser degree, through participation in affiliated partners’ programs, such as those offered by credit card companies. The points, which we accumulate and track on the members’ behalf, may be redeemed for free accommodations, airline frequent flier program miles or other benefits. Points cannot be redeemed for cash.

We provide Choice Privileges as a marketing program to participating hotels. The cost of operating the program, including the estimated cost of award redemptions, are charged to the participating hotels by collecting a percentage of program members’ room revenue from participating franchises. Revenues are deferred equal to the estimated fair value of the future redemption obligation. A third-party actuary estimates redemption rates and point values using various actuarial methods. These judgmental factors determine the required liability for unredeemed points. Upon redemption of the points, the Company recognizes the previously deferred revenue as well as the corresponding expense relating to the cost of the awards redeemed. Revenues in excess of the estimated future redemption obligation are recognized when earned to reimburse the Company for costs incurred to operate the program, including administrative costs, marketing, promotion and performing member services. Costs to operate the program, excluding estimated redemption values, are expensed when incurred.

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

Advertising Costs.

The Company expenses advertising costs as the advertising occurs in accordance with American Institute of Certified Public Accountants, Statement of Position 93-7, “Reporting on Advertising Costs.” Advertising

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expense was $62.0 million, $58.5 million and $51.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. Prepaid advertising at December 31, 2005 and 2004 totaled $2.3 million and $1.6 million, respectively and is included within other current assets in the accompanying consolidated balance sheet. The Company includes advertising costs primarily in marketing and reservation expenses on the accompanying consolidated statements of income.

Cash and Cash Equivalents.

The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2005 and 2004, $7.5 million and $7.4 million, respectively, of book overdrafts representing outstanding checks in excess of funds on deposit are included in accounts payable in the accompanying consolidated balance sheets.

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

Impairment Policy.

The Company evaluates the impairment of property and equipment and other long-lived assets, including franchise rights and other definite-lived intangibles, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 states that an impairment of long-lived assets has occurred whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured based on net, undiscounted expected cash flows. Assets are considered to be impaired if the net, undiscounted expected cash flows are less than the carrying amount of the assets. Impairment charges are recorded based upon the difference between the carrying value and the fair value of the asset. The Company did not record any impairment on long-lived assets during the three years ended December 31, 2005.

The Company evaluates the impairment of goodwill and trademarks with indefinite lives in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires intangible assets to be assessed on at least an annual basis for impairment using a fair value basis. Because the Company has one reporting unit pursuant to SFAS No. 142 the fair value of the Company’s net assets are used to determine if goodwill may be impaired. The Company did not record any impairment of goodwill during the three years ended December 31, 2005, based on assessments performed by the Company. In addition, the Company did not record any impairment of trademarks during the three years ended December 31, 2005.

The Company evaluates the collectibility of notes receivable in accordance with SFAS No. 114, “Accounting by Creditors For Impairment of a Loan.” SFAS No. 114 states that a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. The Company reviews outstanding notes receivable on a periodic basis to ensure that each is fully collectible. If the Company concludes that it will be unable to collect all amounts due, the Company will record an impairment charge based on the present value of expected future cash

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

flows, discounted at the loan’s effective interest rate. The Company recorded $0.2 million of impairment charges related to notes receivable during the year ended December 31, 2005 and no amounts in the prior two years ended December 31, 2004.

Deferred Financing Costs.

Debt financing costs are deferred and amortized, using the effective interest method, over the term of the related debt. As of December 31, 2005 and 2004, unamortized deferred financing costs were $1.2 million and $1.4 million, respectively, and are included in other non-current assets in the accompanying consolidated balance sheets.

In July 2004, the Company entered into a $265 million senior unsecured revolving credit facility (“Revolver”). The proceeds were used to refinance and terminate the Company’s existing senior credit facility (“Old Credit Facility”). The Company accounted for the refinancing of the Old Credit Facility in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” and EITF No. 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.” Pursuant to these pronouncements, the Company recorded a loss on extinguishment of debt of approximately $0.7 million during the year ended December 31, 2004.

Investments.

The Company accounts for its investment in Choice Hotels Canada, Inc. (“CHC”) and Choice Hospitality (India) Private Ltd (“CHN”) in accordance with Accounting Principles Board Opinion (“APB”) No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The Company accounted for its investment in the common stock of Choice Hotels Scandinavia (“CHS”) in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 130, “Reporting Comprehensive Income” until the sale of this investment in August 2005.

Derivatives.

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires the recognition of the fair value of derivatives in the balance sheet, with changes in the fair value recognized either in earnings or as a component of other comprehensive income dependent upon the nature of the derivative. SFAS No. 133 also states that any deferred gain on previous hedging activity does not meet the definition of a liability, due to a lack of expected future cash flows and therefore should be included in comprehensive income. As of December 31, 2005 and 2004 the Company had no derivative financial instruments.

Stock-based compensation.

The Company has stock-based employee compensation plans, which are described more fully in Note 16. Prior to January 1, 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost was reflected in 2002 or prior years’ net income related to the grant of stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted, in accordance with the prospective method prescribed by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation,” for all employee awards granted, modified, or settled after January 1, 2003. Therefore, the cost related to stock-based employee compensation included in the determination of net income for each of the three years ended December 31, 2005 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original issuance date of SFAS 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Years Ended December 31,
	2005	2004	2003
	(In millions, except per share amounts)
Net income, as reported	$87.6	$74.3	$71.9
Stock-based employee compensation expense included in reported net income, net of related tax effects	2.9	2.2	1.4
Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(4.7)	(3.5)	(2.9)

Pro forma, net income	$85.8	$73.0	$70.4

Earnings per share:
Basic, as reported	$1.36	$1.12	$1.01
Basic, pro forma	$1.33	$1.10	$0.99
Diluted, as reported	$1.32	$1.08	$0.98
Diluted, pro forma	$1.29	$1.06	$0.96

Notes Receivable.

From time to time, the Company provides financing to franchisees for property improvements and other purposes in the form of interest free notes. The terms of the notes range from 3 to 10 years and are forgiven and amortized over that time period if the franchisee remains in the system in good standing. As of December 31, 2005 and 2004, other non-current assets included $9.4 million and $8.7 million, respectively, net of allowance, related to the unamortized balance of these notes. As of December 31, 2005 and 2004, other non-current assets include an allowance for doubtful accounts related to these notes of $1.0 million and $0.9 million, respectively. Amortization expense included in the accompanying consolidated statements of income related to the notes was $1.3 million, $1.2 million and $0.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

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

The Company does not provide additional United States income taxes on undistributed earnings of consolidated foreign subsidiaries included in retained earnings. Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when required for domestic business operations, tax or cash reasons. On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

signed into law. The AJCA created a temporary one-time incentive for United States multinational corporations to repatriate undistributed earnings of foreign subsidiaries by providing an 85 percent dividends received deduction for qualifying dividends from controlled foreign corporations, as defined in the AJCA, resulting in an effective tax rate of 5.25% on any such repatriated foreign earnings. The Company elected to apply this one-time provision to qualifying earnings repatriations in 2005. During the fourth quarter of 2005, the Company repatriated earnings totaling approximately $23.5 million, resulting in the recordation of an income tax provision totaling approximately $1.2 million.

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

2.    Stock Split

On September 14, 2005, the Company’s board of directors declared a two-for-one stock split effected in the form of a stock dividend. The stock dividend was distributed on October 21, 2005 to shareholders of record on October 7, 2005. As a result of the stock dividend, the accompanying consolidated financial statements reflect an increase in the number of outstanding shares of common stock and the transfer of the par value of these additional shares from paid in capital. Treasury shares were not split. Share data and earnings per share data in these consolidated financial statements reflect the stock split, applied retroactively, to all periods presented. Previously awarded stock options and restricted stock awards payable in the Company’s common stock have been adjusted to reflect the stock dividend.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Other Current Assets

Other current assets consist of the following at:

	December 31,
	2005	2004
	(In thousands)
Prepaid expenses	$5,972	$3,911
Other current assets	336	301

Total	$6,308	$4,212

4.    Property and Equipment

The components of property and equipment in the consolidated balance sheets are:

	December 31,
	2005	2004
	(In thousands)
Land and land improvements	$2,642	$2,628
Land held for sale	—	1,540
Facilities in progress and software under development	3,833	2,862
Computer equipment and software	101,243	92,491
Buildings and improvements	37,302	36,241
Furniture, fixtures and equipment	14,587	14,142

	159,607	149,904
Less: Accumulated depreciation and amortization	(113,326)	(102,412)

Property and Equipment, at cost, net	$46,281	$47,492

On February 3, 2005, a parcel of land held for sale was sold for $1.7 million resulting in a gain on disposition of property totaling $0.1 million.

As facilities in progress are completed and placed in service, they are transferred to appropriate property and equipment categories and depreciation begins. Depreciation expense, excluding amounts attributable to marketing and reservation activities, for the years ended December 31, 2005, 2004 and 2003 was $4.0 million, $5.0 million and $6.5 million, respectively. Depreciation has been computed for financial reporting purposes using the straight-line method. A summary of the ranges of estimated useful lives upon which depreciation rates are based follows:

Computer equipment and software	3-7 years
Buildings and improvements	10-40 years
Furniture, fixtures and equipment	3-15 years

5.    Goodwill, Franchise Rights and Other Intangibles

Goodwill relates to the purchase price of a minority interest in the Company for consideration in excess of the recorded minority interest and the Suburban Transaction. The components of goodwill are as follows:

	December 31,
	2005	2004
	(In thousands)
Minority interest	$60,620	$60,620
Suburban Transaction (See Note 12)	5,208	—

Total	$65,828	$60,620

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to SFAS No. 142, the Company is not required to amortize goodwill.

Franchise rights represent the unamortized purchase price assigned to acquire long-term franchise contracts. As of December 31, 2005 and 2004, the unamortized balance relates primarily to the Econo Lodge, Suburban Extended Stay Hotel and Flag franchise rights. The franchise rights are being amortized over lives ranging from 5 to 17 years. Amortization expense for the years ended December 31, 2005, 2004 and 2003 amounted to $3.6 million, $3.4 million and $3.4 million, respectively. Franchise rights are net of accumulated amortization of $45.6 million and $42.1 million at December 31, 2005 and 2004, respectively. The estimated annual amortization expense related to the Company’s franchise rights for each of the years ending December 31, 2006 through 2010 is as follows:

Year	(In millions)
2006	$4.0
2007	3.9
2008	3.8
2009	3.8
2010	3.8

Franchise rights and other identifiable intangible assets include approximately $3.8 million and $2.7 million of unamortized intangible assets related to trademarks at December 31, 2005 and 2004, respectively. Trademarks acquired in the Suburban acquisition have an indefinite life and therefore pursuant to SFAS 142 no amounts have been amortized. The costs of registering and renewing existing trademarks are being amortized over ten years. Amortization expense for the years ended December 31, 2005, 2004 and 2003 amounted to $0.5 million, $0.4 million and $0.3 million, respectively. Trademarks are net of accumulated amortization of $3.7 million and $3.3 million at December 31, 2005 and 2004, respectively. The estimated annual amortization expense related to the Company’s trademarks for each of the years ending December 31, 2006 through 2010 is as follows;

Year	(In millions)
2006	$0.5
2007	0.5
2008	0.5
2009	0.4
2010	0.4

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

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The marketing fees receivable at December 31, 2005 and 2004 was $13.2 million and $15.6 million, respectively. The reservation fees receivable was $6.1 million at December 31, 2004. As of December 31, 2005, cumulative reservation fees collected exceeded expenses by $3.6 million and the excess has been reflected as a long-term liability in the accompanying consolidated balance sheets. Depreciation and amortization expense attributable to marketing and reservation activities for the years ended December 31, 2005, 2004 and 2003 was $7.6 million, $9.1 million and $12.1 million, respectively. Interest expense attributable to reservation activities was $1.1 million, $1.5 million and $1.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

7.    Transactions with Sunburst

Effective October 15, 1997, Choice Hotels International, Inc. (“CHI”), which at that point included both the franchising business and owned hotel business, separated the businesses via spin-off of the Company. CHI changed its name to Sunburst Hospitality Corporation (referred to hereafter as “Sunburst”). As part of the spin-off, Sunburst and the Company entered into a strategic alliance agreement. Among other things, the strategic alliance agreement, as amended, provided for the determination of liquidated damages related to termination of Choice branded Sunburst properties and certain franchise fee credits. The liquidated damage provisions extend through the life of existing Sunburst franchise agreements. The franchise fee credit provisions expired in October 2003. Other revenues for the year ended December 31, 2003 includes $1.7 million of liquidated damages received from Sunburst for the termination of franchises. As of December 31, 2005, Sunburst operates 26 hotels under franchise with the Company.

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

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the December 2003 repayment of the New Note by Sunburst, no interest income was recognized related to the note in 2004 or 2005. The Company recognized interest income related to the New Note of $4.5 million for the year ended December 31, 2003.

Total franchise fees, including royalty, marketing and reservation fees, paid by Sunburst to the Company, net of royalty fee credits, included in the accompanying consolidated financial statements were $5.3 million for each of the years ended December 31, 2005, 2004 and 2003. As of December 31, 2005 and 2004, accounts receivable included $1.0 million and $0.9 million due from Sunburst, respectively.

8.    Deferred Revenue

Deferred revenue consist of the following at:

	December 31,
	2005	2004
	(In thousands)
Loyalty programs	$29,406	$20,316
Initial, relicensing and franchise fees	1,983	2,089
Partner services fees	742	904

Total	$32,131	$23,309

9.    Accrued Expenses and Other

Accrued expenses and other consisted of the following at:

	December 31,
	2005	2004
	(In thousands)
Accrued salaries and benefits	$25,044	$20,095
Dividends payable	8,439	7,271
Accrued interest	1,302	1,261
Other liabilities and contingencies	16,171	8,266

Total	$50,956	$36,893

Other liabilities and contingencies include accruals for tax contingencies. These accruals have been recorded for potential exposures involving tax positions that could be challenged by taxing authorities.

10.    Long-Term Debt

Debt consisted of the following at:

	December 31,
	2005	2004
	(In thousands)
$350 million senior unsecured revolving credit facility with an effective rate of 5.24% and 3.42% at December 31, 2005 and December 31, 2004, respectively	$173,700	$218,200
$100 million senior notes with an effective rate of 7.22% at December 31, 2005 and 2004	99,849	99,785
$10 million line of credit with an effective rate of 3.50% at December 31, 2004	—	10,000
Other notes with an average effective rate of 4.90% and 3.50% at December 31, 2005 and 2004, respectively	569	718

Total debt	$274,118	$328,703

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Scheduled principal maturities of debt as of December 31, 2005 were as follows:

Year	(In thousands)
2006	$146
2007	146
2008	99,995
2009	173,831
2010	—

Total	$274,118

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

In July 2004, the Company entered into a $265 million senior unsecured revolving credit facility (the “Revolver”) with a syndicate of lenders. The proceeds from the Revolver were used to refinance and terminate the revolving credit facility and term loan outstanding under the Company’s Old Credit Facility. In April 2005, the Company increased the available credit under the Revolver from $265 million to $350 million. The Revolver permits the Company to borrow, repay and reborrow revolving loans until the scheduled maturity date in July 2009. Borrowings pursuant to the Revolver bear interest, at one of several rates selected by the Company, based upon the credit rating of the Company and include LIBOR plus 62 1/2 basis points to 125 basis points; prime rate; and prime rate minus 175 basis points. In addition, the Company has the option to request participating banks to bid on loan participation at lower rates than those contractually provided by the Revolver. The Revolver requires the Company to pay a commitment fee ranging, based upon the credit rating of the Company, between 12 1/2 basis points and 25 basis points of the average daily-unused portion of the aggregate available commitment. The Revolver also provides for the issuance of letters of credit on behalf of the Company. The Revolver includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage. As of December 31, 2005 and 2004, the Company was in compliance with all covenants under the Revolver. The Revolver restricts the Company’s ability to make certain investments, incur certain debt, and dispose of assets, among other restrictions.

In 1998, the Company completed a $100 million senior unsecured note offering (“the Notes”) at a discount of $0.6 million, bearing a coupon rate of 7.13% with an effective rate of 7.22%. The Notes will mature on May 1, 2008, with interest on the Notes to be paid semi-annually. The Company used the net proceeds from the offering of approximately $99 million to repay amounts outstanding under the Company’s previous credit facility. The Notes contain a call provision that would require the Company to pay a premium if the Notes were redeemed prior to their maturity. At December 31, 2005, the call provision would have resulted in a premium of $6.0 million.

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

11.    Foreign Operations

The Company accounts for foreign currency translation in accordance with SFAS No. 52, “Foreign Currency Translation.” Revenues generated by foreign operations, including royalty, marketing and reservations fees, for the years ended December 31, 2005, 2004 and 2003 were $24.0 million, $22.0 million and $19.1 million, respectively. Net income, including equity in the income of equity method investments, attributable to the Company’s foreign operations was $6.7 million, $5.4 million and $2.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Choice Hotels Australasia

On July 1, 2002, the Company acquired a controlling interest in Choice Hotels Australasia Pty. Ltd. (“CHA”) (“the CHA transaction”). Pursuant to the CHA Transaction, the Company converted an existing $1.1 million convertible note due from CHA into an additional 15% of CHA’s equity (beyond the 15% equity interest held prior to the CHA Transaction) and purchased an additional 25% of CHA’s equity for approximately $1.6 million increasing the Company’s total ownership in CHA to 55% as of July 1, 2002.

Pursuant to the CHA Transaction, the Company gave the seller the right to “put” the remaining 45% equity interest in CHA to the Company for approximately $1.1 million. The put right was permitted to be exercised between January 1, 2003 and June 30, 2007. The Company accounted for the put right in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 133 requires the recognition of all derivatives, except certain qualifying hedges, as either assets or liabilities measured at fair value, with changes in value reflected as current period income or loss unless specific hedge accounting criteria are met. The seller exercised the put right in January 2003. The put transaction closed in February 2003, at which time CHA became a wholly owned subsidiary.

The Company accounted for the CHA Transaction in accordance with SFAS No. 141, “Business Combinations.” The excess of the total purchase price over the net tangible assets acquired of approximately $4.3 million was allocated to identifiable intangible assets as follows:

	Estimated Fair Value	Estimated Useful Lives
	(in thousands)
Trademarks and non-compete agreements	$235	5 years
Franchise rights	4,115	5-15 years

	$4,350

The Company began consolidating the results of CHA on July 1, 2002. Based in Melbourne, Australia, CHA is a franchisor of certain hotel brands in Australia, Papua New Guinea, American Samoa, Fiji and New Zealand.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Choice Hotels Scandinavia

The Company accounted for its investment, representing 1% of the outstanding common stock of Choice Hotels Scandinavia (“CHS”) as an available for sale security in accordance with SFAS 115. During 2005, the Company sold its investment in CHS for approximately $1.0 million resulting in a realized gain of $0.2 million. At December 31, 2004 the investment was included in other non-current assets in the accompanying consolidated balance sheets at its fair value of $1.0 million based on quoted market prices. During the years ended December 31, 2004 and 2003, the Company recognized approximately $0.2 million, and $0.1 million respectively, of unrealized gains attributable to this investment as a component of other comprehensive income.

Choice Hotels Canada, Inc.

The Company has a 50% interest in Choice Hotels Canada, Inc. (“CHC”), a joint venture with a third party. During 2005, 2004 and 2003, the Company recorded $0.8 million, $0.7 million and $0.6 million, respectively, based on CHC’s results for the twelve months ended November 30, 2005, 2004 and 2003 of equity method income related to this investment pursuant to APB Opinion No. 18 in the accompanying consolidated statements of income. The Company received dividends from CHC of $0.7 million, $0.8 million and $0.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. During 2005, 2004 and 2003, the Company recognized in the accompanying consolidated statements of income, revenues of $7.7 million, $7.1 million and $6.2 million, respectively, including royalty, marketing, reservation fees and other revenues from CHC.

12.    Acquisition of Suburban Franchise Holding Company, Inc.

During 2005, the Company acquired 100% of the stock of Suburban Franchise Holding Company, Inc. (“Suburban”) (the “Suburban Transaction”) and its wholly owned subsidiary, Suburban Franchise Systems, Inc. The initial purchase price for Suburban was $12.8 million, which consisted of cash paid, net of cash acquired, of $7.3 million, liabilities assumed of $4.5 million and direct acquisition and exit costs totaling $1.0 million. Included in the purchase price was a working capital look-back adjustment escrow totaling $0.5 million, which is payable on March 28, 2006. The merger provides for contingent cash payments, of up to $5 million, to be made upon the satisfaction of the following conditions:

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

No liabilities have been recorded related to the contingent cash payments. If the contingent consideration is earned, the purchase price of Suburban will be adjusted at that time. The results of operations for Suburban have been included in the Company’s results of operations since September 28, 2005.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company accounted for the Suburban Transaction in accordance with SFAS No. 141, “Business Combinations”. The Company allocated the purchase price based upon a preliminary assessment of the fair value of assets acquired and liabilities assumed as of September 28, 2005. The total purchase price was allocated based on a preliminary analysis by management of the respective fair values of the acquired assets and liabilities as follows:

Estimated Fair Value
($000)
Tangible assets	$431
Intangible assets	7,201
Goodwill	5,208

Total assets acquired	12,840
Liabilities assumed	(5,526)

Cash paid, net of cash acquired	$7,314

Suburban is the franchisor of Suburban Extended Stay Hotel, a 67-unit, 8,942 room (at the date of consolidation) lodging chain operating in the economy extended stay segment primarily in the southeastern United States. The acquisition of Suburban allowed the Company to enter, on an accelerated basis, the economy extended stay segment, a market in which it did not previously compete. The purchase price of Suburban was based on the projected business growth and cash flows of Suburban over the next several years and indicated a value that was in excess of the current net book value of the business, resulting in the recognition of various identifiable intangible assets and goodwill as follows:

	Estimated Fair Value	Estimated Useful Lives
	($000)
Franchise Contracts	$6,187	10 years
Trademarks and Tradenames	1,014	Indefinite life
Goodwill	5,208	Indefinite life

	$12,409

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

13.    Pension, Profit Sharing, and Incentive Plans

The Company sponsors a 401(k) retirement plan for all eligible employees. For the years ended December 31, 2005, 2004 and 2003, the Company recorded compensation expense of $3.2 million, $2.8 million and $1.7 million, respectively, representing matching contributions for plan participants. In accordance with the plan, the Company will make its 2005 matching contribution with Company stock in the first quarter of 2006. The Company will purchase shares with a fair value equal to the Company’s matching contribution and deposit the shares in the participant’s accounts with the plan investment custodian. Effective January 1, 2006, the Company invoked the safe harbor matching contribution set forth in its 401(k) retirement plan. As a result, beginning with 2006 plan contributions, the Company will begin matching plan participant contributions in cash as bi-weekly deductions are made.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company sponsors an unfunded non-qualified defined benefit plan (“SERP”) for certain senior executives. No assets are held with respect to the plan, therefore benefits are funded as paid to participants. The Company accounts for the SERP in accordance with SFAS No. 87, “Employers Accounting for Pensions.” For the years ended December 31, 2005, 2004 and 2003, the Company recorded $0.9 million, $0.7 million and $0.4 million, respectively, of expense related to the SERP which was included in selling, general and administrative expense in the accompanying consolidated statements of income. Based on the plan retirement age of 65 years old, no benefit payments are anticipated over the next five years and approximately $0.4 million are expected in the five years thereafter. The following table presents the components of net periodic benefit costs for the three years ended December 31, 2005.

	Years ended December 31,
	2005	2004	2003
	(In thousands)
Components of net periodic pension cost:
Service cost	$511	$416	$259
Interest cost	262	205	139
Amortization
Prior service cost	58	51	52
(Gain)/Loss	37	28	—

Net periodic pension cost	$868	$700	$450

Weighted average assumptions:
Discount rate	6.00%	6.25%	7.00%
Average compensation increase	4.50%	4.50%	4.50%

As of December 31, 2005 and 2004, a liability of $3.4 million and $2.4 million, respectively, related to the SERP was included in deferred compensation and retirement plan obligations in the accompanying consolidated balance sheets. The components of the benefit obligation are as follows:

	December 31,
	2005	2004
	(In thousands)
Projected benefit obligation	$6,073	$4,365
Unrecognized prior service cost	(942)	(1,000)
Unrecognized net (gain)/loss	(2,068)	(1,170)

Net amount recognized	3,063	2,195
Intangible asset	362	192

Accumulated benefit obligation	$3,425	$2,387

The following is a reconciliation of the changes in the projected benefit obligation for the years ended December 31, 2005 and 2004:

	December 31,
	2005	2004
	(In thousands)
Projected benefit obligation, beginning of year	$4,365	$3,283
Service cost	511	416
Interest cost	262	205
Amendments	—	121
Actuarial (gain)/loss	935	340

Projected benefit obligation, end of year	$6,073	$4,365

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company sponsors two non-qualified retirement savings and investment plans for certain employees and senior executives whose pre-tax deferrals are limited under the Company’s 401(k) plan. Employee and Company contributions are maintained in separate irrevocable trusts. Legally, the assets of the trusts remain those of the Company; however, access to the trusts’ assets is severely restricted. The trusts’ cannot be revoked by the Company or an acquirer, but the assets are subject to the claims of the Company’s general creditors. The participants do not have the right to assign or transfer contractual rights in the trusts. The Company accounts for these plans in accordance with Emerging Issues Task Force (“EITF”) No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.” Pursuant to EITF 97-14, as of December 31, 2005 and 2004, the Company had recorded a deferred compensation liability of $25.6 million and $19.0 million, respectively. The change in the deferred compensation obligation related to changes in the fair value of the diversified investments held in trust and to earnings credited to participants is recorded in compensation expense. The diversified investments held in the trusts were $23.3 million and $17.2 million as of December 31, 2005 and 2004, respectively, and are recorded at their fair value, based on quoted market prices. The change in the fair value of the diversified assets held in trust is recorded in accordance with SFAS 115 as trading security income (loss) and is included in other income and expenses, net in the accompanying statements of income.

14.    Income Taxes

Income before income taxes was derived from the following:

	Years ended December 31,
	2005	2004	2003
	(In thousands)
Income before income taxes:
Domestic operations	$123,769	$109,424	$108,760
Foreign operations	6,973	5,100	3,647

Income before income taxes	$130,742	$114,524	$112,407

The provisions for income taxes were as follows:

	Years ended December 31,
	2005	2004	2003
	(In thousands)
Current tax expense
Federal	$54,770	$52,334	$44,040
State	5,476	4,288	3,979
Foreign	685	(315)	758
Deferred tax (benefit) expense
Federal	(16,133)	(15,308)	(7,306)
State	(1,209)	(794)	(942)
Foreign	(412)	(26)	15

Income taxes	$43,177	$40,179	$40,544

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets (liabilities) were comprised of the following:

	December 31,
	2005	2004
	(In thousands)
Depreciation and amortization	$(13,999)	$(12,543)
Prepaid expenses	(2,882)	(7,327)
Foreign Operations	—	(57)
Other	(3,185)	(2,871)

Gross deferred tax liabilities	(20,066)	(22,798)

Foreign operations	358	—
Accrued expenses	12,347	9,277
Accrued compensation	11,497	7,338
Other	1,769	1,461

Gross deferred tax assets	25,971	18,076

Net deferred tax asset (liability)	$5,905	$(4,722)

Included in the accompanying consolidated balance sheet as follows:

	December 31,
	2005	2004
	(In thousands)
Current net deferred tax assets	$2,616	$2,252
Non-current net deferred tax assets (liabilities)	3,289	(6,974)

Net deferred tax asset (liability)	$5,905	$(4,722)

No provision has been made for U.S. federal income taxes on approximately $9 million of accumulated and undistributed earnings of foreign subsidiaries at December 31, 2005 since these earnings are considered to be permanently invested in foreign operations.

On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA included a temporary one-time incentive for United States multinational corporations to repatriate undistributed earnings of foreign subsidiaries by providing an 85 percent dividends received deduction for qualifying dividends from controlled foreign corporations, as defined in the AJCA, at an effective tax cost of 5.25 percent on any such repatriated foreign earnings. The Company elected to apply this provision to qualifying earnings repatriations in 2005. During the fourth quarter of 2005, the Company repatriated earnings totaling approximately $23.5 million, resulting in the recordation of additional income tax totaling approximately $1.2 million.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of income tax expense at the statutory rate to income tax expense included in the accompanying consolidated statements of income follows:

	Years ended December 31,
	2005	2004	2003
	(In thousands, except Federal income tax rate)
Federal income tax rate	35%	35%	35%
Federal taxes at statutory rate	$45,760	$40,083	$39,342
State income taxes, net of federal tax benefit	2,436	1,933	1,974
Foreign income taxed at different rates	(1,932)	(1,718)	(659)
Unrealized tax benefits	199	(144)	(617)
Other	(3,286)	25	504

Income tax expense	$43,177	$40,179	$40,544

We have estimated and accrued for certain tax assessments and the expected resolution of tax contingencies which arise in the course of our business. The ultimate outcome of these tax-related contingencies impact the determination of income tax expense and the timing and amount of related cash flows may not be resolved until several years after the related tax returns have been filed. Predicting the outcome of such tax assessments involves uncertainty; however, we believe that recorded tax liabilities adequately account for our analysis of probable outcomes.

15.    Other Non-Current Liabilities

Other non-current liabilities consist of the following at:

	December 31,
	2005	2004
	(In thousands)
Deferred revenue	$1,662	$1,614
Reservation fees collected in excess of expenditures	3,607	—
Other liabilities and contingencies	3,903	15,818

Total	$9,172	$17,432

Other liabilities and contingencies include long-term deposits and accruals for tax contingencies. These accruals have been recorded for potential exposures involving tax positions that could be challenged by taxing authorities.

16.    Capital Stock

The Company has stock compensation plans pursuant to which it is authorized to grant restricted stock and options to purchase stock for up to 18.9 million shares of the Company’s common stock, of which 1.2 million shares remain available for grant as of December 31, 2005. Restricted stock and stock options may be granted to officers, key employees and non-employee directors.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock.

The following table is a summary of activity related to restricted stock grants to non-employee directors and key employees for the year ended December 31,

	2005	2004	2003
Restricted Shares Granted	265,589	408,920	14,856
Weighted Average Grant Date Fair Value Per Share	$31.97	$19.50	$12.12
Aggregate Grant Date Fair Value ($000)	$8,491	$7,973	$180
Restricted Shares Forfeited	29,150	4,110	—
Vesting Service Period of Shares Granted	3-5 years	3-5 years	3 years

The Company incurred compensation expense totaling $3.5 million, $2.5 million and $0.9 million related to the vesting of restricted stock during the years ended December 31, 2005, 2004 and 2003, respectively.

Stock Options.

A summary of the stock option activity under the Company’s stock option plan is as follows as of December 31, 2005, 2004 and 2003:

	2005		2004		2003
Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	5,440,414	$8.32	6,591,480	$8.17	6,223,982	$7.52
Granted	355,384	29.92	20,000	20.75	1,373,934	10.26
Exercised	(1,928,903)	7.37	(1,114,214)	7.57	(925,044)	6.79
Cancelled	(113,894)	9.98	(56,852)	9.56	(81,392)	9.40

Outstanding at end of year	3,753,001	$10.81	5,440,414	$8.32	6,591,480	$8.17

Options exercisable at year end	2,200,008	$7.95	3,268,150	$7.25	3,346,258	$6.86

Weighted average fair value of options granted during the year (grant date price equals market)		$10.11		$7.00		$4.33

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/05	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/05	Weighted Average Exercise Price
$ 4.51 to $ 6.50	803,676	2.4 years	$6.10	803,676	$6.10
$ 6.51 to $ 8.82	872,277	3.7 years	7.89	812,055	7.92
$ 8.83 to $15.00	1,701,664	6.5 years	10.43	580,277	10.46
$15.01 to $21.17	20,000	8.1 years	20.75	4,000	20.75
$21.18 to $30.00	355,384	9.1 years	29.92	—	—

	3,753,001	5.3 years	$10.81	2,200,008	$7.95

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005, 2004 and 2003:

	2005	2004	2003
Risk-free interest rate	3.70%	3.03%	2.57%
Volatility	36.07%	37.97%	39.69%
Expected Lives	6 years	6 years	6 years
Dividend Yield	1.50%	1.93%	0%
Vesting Service Period	5 years	5 years	4-5 years
Contractual Life	10 years	10 years	5-10 years

Stock Repurchase Program.

The Company announced a stock repurchase program on June 25, 1998 to increase returns to its shareholders. Treasury stock activity is recorded at cost in the accompanying consolidated financial statements. Through December 31, 2005, the Company had repurchased 33.6 million shares of its common stock (including 33.0 million prior to the 2 for 1 stock split effected in October 2005) at a total cost of $712 million, including 1.1 million shares of common stock (including 0.5 million prior to the 2 for 1 stock split effected in October 2005) at a total cost of $49.2 million during the year ended December 31, 2005.

17.    Comprehensive Income

The components of accumulated other comprehensive income are as follows:

	December 31,
	2005	2004	2003
	(In thousands)
Unrealized gains (losses) on available-for-sale securities	$—	$123	$(18)
Foreign currency translation adjustments	703	1,054	866
Deferred gain on hedging activity	156	223	290

Total accumulated other comprehensive income	$859	$1,400	$1,138

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of other comprehensive income are as follows:

	Amount Before Taxes	Income Tax (Expense)/Benefit	Amount Net of Taxes
2005
Net unrealized loss	$(40)	$15	$(25)
Reclassification adjustment for gains included in net income	(98)	—	(98)
Foreign currency translation adjustment, net	(351)	—	(351)
Amortization of deferred gain on hedge	(110)	43	(67)

Total other comprehensive income	$(599)	$58	$(541)

2004
Net unrealized gains	$225	$(84)	$141
Foreign currency translation adjustment, net	188	—	188
Amortization of deferred gain on hedge	(110)	43	(67)

Total other comprehensive income	$303	$(41)	$262

2003
Net unrealized gains	$99	$(37)	$62
Foreign currency translation adjustment, net	1,101	—	1,101
Amortization of deferred gain on hedge	(110)	43	(67)

Total other comprehensive income	$1,090	$6	$1,096

In December 1999, the Company entered into an interest rate swap agreement to fix certain of its variable rate debt in order to reduce the Company’s exposure to fluctuations in interest rates. On March 3, 2000, the interest rate swap agreement was settled resulting in a deferred gain. In accordance with SFAS 133, the unamortized gain was reclassified in 2001 to other comprehensive income and is being amortized over the original life of the related debt through 2008 as a reduction of interest expense. In each of 2005, 2004 and 2003, the Company recorded approximately $67,000, net of taxes, of amortization related to this deferred gain.

18.    Earnings Per Share

The following table reconciles the number of shares used in the basic and diluted earnings per share calculations.

	Years Ended December 31,
	2005	2004	2003
	(In millions, except per share amounts)
Computation of Basic Earnings Per Share:
Net income	$87.6	$74.3	$71.9

Weighted average shares outstanding-basic	64.4	66.4	71.4

Basic earnings per share	$1.36	$1.12	$1.01

Computation of Diluted Earnings Per Share:
Net income for diluted earnings per share	$87.6	$74.3	$71.9
Weighted average shares outstanding-basic	64.4	66.4	71.4
Effect of Dilutive Securities:
Stock options and restricted stock	1.9	2.6	1.9

Weighted average shares outstanding-diluted	66.3	69.0	73.3

Diluted earnings per share	$1.32	$1.08	$0.98

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effect of dilutive securities is computed using the treasury stock method and average market prices during the period.

19.    Leases

The Company enters into operating leases primarily for office space and computer equipment. Rental expense under non-cancelable operating leases was approximately $8.0 million, $12.6 million and $15.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company received sublease rental income related to computer equipment leased to franchisees totaling $4.1 million, $8.8 million and $10.2 million during the years ended December 31, 2005, 2004 and 2003, respectively. Future minimum lease payments are as follows:

	2006	2007	2008	2009	2010	Thereafter	Total
	(In thousands)
Minimum lease payments	$5,055	$3,990	$3,956	$4,016	$4,110	$10,082	$31,209
Minimum sublease rentals	(1,330)	(241)	(229)	(236)	(60)	—	(2,096)

	$3,725	$3,749	$3,727	$3,780	$4,050	$10,082	$29,113

20.    Reportable Segment Information

The Company has a single reportable segment encompassing its franchising business. Revenues from the franchising business include royalty fees, initial franchise and relicensing fees, marketing and reservation fees, partner services revenue and other revenue. The Company is obligated under its franchise agreements to provide marketing and reservation services appropriate for the successful operation of its systems. These services do not represent separate reportable segments as their operations are directly related to the Company’s franchising business. The revenues received from franchisees that are used to pay for part of the Company’s central on-going operations are included in franchising revenues and are offset by the related expenses paid for marketing and reservation activities to calculate franchising operating income. Corporate and other revenue consists of hotel operations. Except as described in Note 6, the Company does not allocate interest and dividend income, interest expense or income taxes to its franchising segment.

The following table presents certain financial information for the Company’s franchising segment.

	Year Ended December 31, 2005
	Franchising	Corporate & Other	Elimination Adjustments	Consolidated
	(In thousands)
Revenues	$473,106	$4,293	—	$477,399
Operating income (loss)	185,525	(41,775)	—	143,750
Depreciation and amortization	9,595	7,085	(7,629)	9,051
Capital expenditures	8,973	2,531	—	11,504
Total assets	190,517	74,583	—	265,100

	Year Ended December 31, 2004
	Franchising	Corporate & Other	Elimination Adjustments	Consolidated
	(In thousands)
Revenues	$424,479	$3,729	—	$428,208
Operating income (loss)	161,564	(36,581)	—	124,983
Depreciation and amortization	11,429	7,576	(9,058)	9,947
Capital expenditures	5,376	1,483	—	6,859
Total assets	187,710	75,642	—	263,352

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2003
	Franchising	Corporate & Other	Elimination Adjustments	Consolidated
	(In thousands)
Revenues	$382,301	$3,565	—	$385,866
Operating income (loss)	150,490	(36,544)	—	113,946
Depreciation and amortization	14,671	8,631	(12,077)	11,225
Capital expenditures	7,342	1,138	—	8,480
Total assets	195,106	72,166	—	267,272

Long-lived assets related to international operations were $6.9 million, $9.2 million and $9.9 million as of December 31, 2005, 2004 and 2003, respectively. All other long-lived assets of the Company are associated with domestic activities.

21.    Commitments and Contingencies

The Company is a defendant in a number of lawsuits arising in the ordinary course of business. In the opinion of management and general counsel to the Company, the ultimate outcome of such litigation will not have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

In March 2006, the Company guaranteed $1 million of a bank loan funding a franchisee’s construction of a Cambria Suites in Green Bay, Wisconsin. The guaranty expires at the earliest of 48 months from the date on which construction begins or June 30, 2010.

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

22.    Fair Value of Financial Instruments

The balance sheet carrying amount of cash and cash equivalents and receivables approximates fair value due to the short-term nature of these items. Long-term debt consists of bank loans and senior notes. Interest rates on the Company’s bank loans adjust frequently based on current market rates; accordingly, the carrying amount of the Company’s bank loans approximates fair value. The $100 million unsecured senior notes have an approximate fair value at December 31, 2005 and 2004 of $104.0 million and $109.0 million, respectively, based on quoted market prices.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23.    Related Party Transactions

During 2005 and 2003, the Company repurchased 0.1 million shares and 1.0 million shares of its common stock at a total cost of $6.0 million and $24.8 million, respectively from the Company’s largest shareholder, affiliates and related parties. No shares were repurchased from related parties during 2004.

During 2004, the Company recognized stock compensation expense of approximately $0.3 million resulting from acceleration of vesting of stock options and restricted stock held by a retiring board member who is a member of the family of the Company’s largest shareholder.

The Company paid approximately $315,409 to and received approximately $166,954 from corporations owned or controlled by family members of the Company’s largest shareholder related to the lease of personal and real property during 2005. During 2004, the Company paid approximately $187,028 and received approximately $121,040. During 2003, the Company paid approximately $298,385 and received approximately $121,040.

24.    Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. Effective, January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for all employee awards granted, modified, or settled after January 1, 2003. SFAS No. 123R will require the Company to apply fair value recognition provisions to all unvested equity awards as of the first annual reporting period starting after June 15, 2005, which is the Company’s first quarter beginning January 1, 2006.

The Company believes the pro forma disclosures in Note 1 under the sub heading “Stock Based Compensation” provide an appropriate short-term indicator of the level of expense that will be recognized in accordance with SFAS No. 123R. However, the total expense recorded in future periods will depend on several variables, including the number of share-based awards that vest and the fair value of those vested awards.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

25.    Selected Quarterly Financial Data – (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2005
	(In thousands, except per share data)
Revenues	$91,168	$122,295	$141,951	$121,985	$477,399
Operating income	$22,299	$37,417	$47,787	$36,247	$143,750
Income before income taxes	$18,893	$34,157	$45,157	$32,535	$130,742
Net income	$11,999	$21,548	$32,466	$21,552	$87,565
Per basic share:
Net income	$0.19	$0.33	$0.50	$0.33	$1.36
Per diluted share:
Net income	$0.18	$0.32	$0.48	$0.32	$1.32

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2004
	(In thousands, except per share data)
Revenues	$87,167	$107,018	$127,350	$106,673	$428,208
Operating income	$18,899	$32,130	$42,488	$31,466	$124,983
Income before income taxes	$16,849	$29,498	$38,971	$29,206	$114,524
Net income	$10,594	$18,503	$24,916	$20,332	$74,345
Per basic share:
Net income	$0.15	$0.28	$0.38	$0.31	$1.12
Per diluted share:
Net income	$0.15	$0.27	$0.36	$0.30	$1.08

Quarterly revenues reported in the table above have been reclassified from prior quarter Form 10-Q filings to reflect the reclassification of certain marketing and reservation fund revenues. The reclassification of revenues had no effect on reported operating income, income before income taxes, net income or earnings per share.

The matters which effect the comparability of our quarterly results include seasonality, the reversal of reserves for income tax contingencies in the third and fourth quarter of 2005 and 2004, tax provisions for the repatriation of foreign earnings in the third quarter of 2005 and the loss on extinguishment of debt in the third quarter 2004.

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

An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management’s assessment under those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

The Code of Ethics is available free of charge through our internet website located at www.choicehotels.com. We will also provide without charge to any person, on the written or oral request of such person, a copy of our Code of Ethics. Requests should be directed to Investor Relations, 10750 Columbia Pike, Silver Spring, MD 20901 (telephone number (301) 592-5026).

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

Item 14.    Principal Accounting Fees and Services.

The required information will be set forth under “Fiscal 2005 Audit Firm Fee Summary” and “Audit Committee Matters” in the Company’s proxy statement, and reference is expressly made to the proxy statement for the specific information incorporated in this Form 10-K.

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

4.04(g)	Specimen certificate of 7.125% Senior Note due 2008 (Original Note) (Attached as an exhibit to the Indenture set forth as Exhibit 4.03)

4.05(g)	Specimen certificate of 7.125% Senior Note due 2008 (Exchange Note) (Attached as an exhibit to the Indenture set forth as Exhibit 4.03)

4.06*	Agreement to furnish certain debt agreements

4.07(f)	Master Lender Accession agreement dated April 29, 2005 among Choice Hotels International, Inc., Wachovia Bank, National Association, as Administrative Agent for the Lenders

10.01(o)	Second Amended and Restated Employment Agreement between Choice Hotels International, Inc. and Charles A. Ledsinger, Jr. dated December 20, 2005

10.02(p)	Amended and Restated Chairman’s Service Agreement dated May 4, 2004 by and between Choice Hotels International, Inc. and Stewart Bainum, Jr.

10.03(d)	Amended and Restated Employment Agreement dated April 13, 1999 by and between Choice Hotels International, Inc. and Thomas Mirgon

10.04(e)	Choice Hotels International, Inc. Non-Employee Director Stock Option and Deferred Compensation Stock Purchase Plan

10.05(e)	Choice Hotels International, Inc. 1997 Non-Employee Director Stock Compensation Plan

10.06(l)	Choice Hotels International, Inc. 1997 Long-Term Incentive Plan

10.07(h)	Second Amended and Restated Employment Agreement dated April 13, 1999 between Choice Hotels International, Inc. and Michael J. DeSantis

10.08(i)	Commercial Lease dated May 29, 1998 among Columbia Pike I, LLC and Colesville Road, LLC (each an assignee of Manor Care, Inc.) and Choice Hotels International, Inc.

10.09(k)	Employment Agreement dated June 3, 1999 between Choice Hotels International, Inc. and Joseph M. Squeri

10.10(m)	Employment Agreement dated May 3, 2000 between Choice Hotels International, Inc. and Daniel Rothfeld

10.11(m)	Employment Agreement dated August 18, 2000 between Choice Hotels International, Inc. and Wayne Wielgus

10.12(n)	Amended and Restated Supplemental Executive Retirement Plan

10.13(b)	Choice Hotels International, Inc. Executive Deferred Compensation Plan

13.01*	Valuation and Qualifying Accounts

14.01(j)	Code of Ethics

Exhibit Number	Description

21.01*	Subsidiaries of Choice Hotels International, Inc.

23.01*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Filed herewith
(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Registration Statement on Form S-4, filed August 31, 1998 (Reg. No. 333-62543).
(b)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003.
(c)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed on August 6, 2004.
(d)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed on June 4, 1999.
(e)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Registration Statement filed on Form S-8, filed on December 2, 1997 (Reg. No. 333-41357).
(f)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q filed for the quarterly period ended March 31, 2005, filed on May 10, 2005.
(g)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q filed for the quarterly period ended March 31, 1998, filed on May 15, 1998.
(h)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1998, filed on August 11, 1998.
(i)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 30, 1999.
(j)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on 10-K for the year ended December 31, 2003, filed March 15, 2004.
(k)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed on August 16, 1999.
(l)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Registration Statement on Form S-8, filed September 30, 1997 (Reg. No. 333-36819).
(m)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 14, 2000.
(n)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, filed April 2, 2001.
(o)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated December 20, 2005, filed on December 22, 2005.
(p)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005.

(b)	Reports on Form 8-K

The Company filed a report on Form 8-K, dated December 20, 2005, reporting that the Company had entered into a Second Amended and Restated Employment Agreement with Charles A. Ledsinger, Jr., the Company’s President and Chief Executive Officer.

The Company filed a report on Form 8-K, dated October 27, 2005, reporting that a press release had been issued reporting the Company’s earnings for the quarter ended September 30, 2005.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

By:	/s/ CHARLES A. LEDSINGER, JR.
Charles A. Ledsinger, Jr. President and Chief Executive Officer

Dated: March 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEWART BAINUM, JR. Stewart Bainum, Jr.	Chairman, Director	March 14, 2006

/s/ CHARLES A. LEDSINGER, JR. Charles A. Ledsinger, Jr.	President, Chief Executive Officer & Director	March 13, 2006

Lawrence R. Levitan	Director

/s/ RAYMOND E. SCHULTZ Raymond E. Schultz	Director	March15 2006

/s/ ERVIN R. SHAMES Ervin R. Shames	Director	March 16, 2006

/s/ JOHN T. SCHWIETERS John T. Schwieters	Director	March 14, 2006

/s/ FIONA P. DIAS Fiona P. Dias	Director	March 12, 2006

/s/ GORDON SMITH Gordon Smith	Director	March 15, 2006

/s/ JOSEPH M. SQUERI Joseph M. Squeri	Executive Vice President, Operations and Chief Financial Officer	March 13, 2006

/s/ DAVID L. WHITE David L. White	Vice President, Finance & Controller	March 14, 2006