Form 10-Q
period 2006-03-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2006-05-10
CIK 1046311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CLASS	SHARES OUTSTANDING AT MARCH 31, 2006
Common Stock, Par Value $0.01 per share	65,719,397

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2006	2005
REVENUES:
Royalty fees	$39,864	$33,642
Initial franchise and relicensing fees	5,643	4,311
Partner services	2,782	2,640
Marketing and reservation	57,976	49,043
Hotel operations	980	920
Other	2,173	612

Total revenues	109,418	91,168

OPERATING EXPENSES:
Selling, general and administrative	18,275	16,753
Depreciation and amortization	2,349	2,325
Marketing and reservation	57,976	49,043
Hotel operations	745	748

Total operating expenses	79,345	68,869

Operating income	30,073	22,299

OTHER INCOME AND EXPENSES:
Interest expense	4,040	3,607
Interest and other investment (income) loss	(704)	131
Equity in net income of affiliates	(258)	(199)
Other	—	(133)

Total other income and expenses, net	3,078	3,406

Income before income taxes	26,995	18,893
Income taxes	9,330	6,894

Net income	$17,665	$11,999

Weighted average shares outstanding-basic	64,781	64,141

Weighted average shares outstanding-diluted	66,728	66,643

Basic earnings per share	$0.27	$0.19

Diluted earnings per share	$0.26	$0.18

Cash dividends declared per share	$0.13	$0.1125

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$19,936	$16,921
Receivables (net of allowance for doubtful accounts of $4,240 and $5,111, respectively)	34,313	37,155
Deferred income taxes	2,607	2,616
Other current assets	5,500	6,308

Total current assets	62,356	63,000

Property and equipment, at cost, net	44,715	46,281
Goodwill	65,813	65,828
Franchise rights and other identifiable intangibles, net	37,161	38,267
Receivable – marketing fees	22,875	13,225
Investments, employee benefit plans, at fair value	27,441	23,337
Deferred income taxes	1,499	3,289
Other assets	12,070	11,873

Total assets	$273,930	$265,100

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt	$10,146	$146
Accounts payable	40,198	34,413
Accrued expenses and other	42,306	50,956
Deferred revenue	34,581	32,131
Income taxes payable	3,207	2,499

Total current liabilities	130,438	120,145

Long-term debt	249,151	273,972
Deferred compensation and retirement plan obligations	33,308	28,987
Other liabilities	8,643	9,172

Total liabilities	421,540	432,276

Commitments and contingencies

SHAREHOLDERS’ DEFICIT
Common stock, $0.01 par value	657	652
Additional paid-in-capital	75,215	75,240
Accumulated other comprehensive income	812	859
Deferred compensation	—	(798)
Treasury stock	(640,885)	(650,551)
Retained earnings	416,591	407,422

Total shareholders’ deficit	(147,610)	(167,176)

Total liabilities and shareholders’ deficit	$273,930	$265,100

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, IN THOUSANDS)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,665	$11,999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,349	2,325
Gain on sale of assets	—	(133)
Provision for bad debts	(409)	15
Non-cash stock compensation	3,369	1,182
Non-cash interest and other investment (income) loss	(505)	289
Equity in net income of affiliates	(258)	(199)
Changes in assets and liabilities:
Receivables	3,231	(2,021)
Receivable — marketing and reservation fees, net	(8,319)	(7,396)
Accounts payable	5,785	4,820
Accrued expenses and other	(8,665)	(3,595)
Income taxes payable	708	3,597
Deferred income taxes	1,799	1,542
Deferred revenue	2,450	2,023
Other current assets	808	(1,297)
Other liabilities	4,275	3,716

Net cash provided by operating activities	24,283	16,867

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(1,193)	(2,993)
Proceeds from disposition of assets	—	1,706
Issuance of notes receivable	(649)	(264)
Purchases of investments	(4,353)	(3,604)
Proceeds from sale of investments	859	941
Other items, net	131	(266)

Net cash used in investing activities	(5,205)	(4,480)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(37)	(36)
Net (repayments) borrowings pursuant to revolving credit facility	(14,800)	4,097
Purchase of treasury stock	(1,277)	(14,052)
Excess tax benefits from stock-based compensation	5,050	—
Dividends paid	(8,436)	(7,235)
Proceeds from exercise of stock options	3,437	4,944

Net cash used in financing activities	(16,063)	(12,282)

Net change in cash and cash equivalents	3,015	105
Cash and cash equivalents at beginning of period	16,921	28,518

Cash and cash equivalents at end of period	$19,936	$28,623

Supplemental disclosure of cash flow information:
Cash payments during the period for:
Income taxes, net of refunds	$1,796	$1,623
Interest	$2,283	$2,017
Non-cash financing activities:
Declaration of dividends	$8,496	$7,228
Income tax benefit realized related to employee stock options exercised	—	$2,939
Issuance of restricted shares of common stock	$5,749	$4,160

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Company Information and Significant Accounting Policies

The accompanying unaudited consolidated financial statements of Choice Hotels International, Inc. and subsidiaries (together the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include any normal recurring adjustments) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2005 and notes thereto included in the Company’s Form 10-K, filed with the Securities and Exchange Commission on March 16, 2006 (the “10-K”). Interim results are not necessarily indicative of the entire year results because of seasonal variations. All intercompany transactions and balances between Choice Hotels International, Inc. and its subsidiaries have been eliminated in consolidation.

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

During the quarter ended March 31, 2006, the Company revised the accounting for deferred compensation related to stock awards accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). As a result of this revision, approximately $11.6 million of deferred compensation previously included within shareholders’ deficit as of December 31, 2005 was eliminated with a corresponding reduction of additional paid-in-capital. There was no effect on any other previously reported income statement, cash flow or balance sheet amounts.

2. Stock Split

On September 14, 2005, the Company’s board of directors declared a two-for-one stock split effected in the form of a stock dividend. The stock dividend was distributed on October 21, 2005 to shareholders of record on October 7, 2005. As a result of the stock dividend, the accompanying consolidated financial statements reflect an increase in the number of outstanding shares of common stock and the transfer of the par value of these additional shares from paid-in-capital. Treasury shares were not split. Share data and earnings per share data in these consolidated financial statements reflect the stock split, applied retroactively, to all periods presented. Previously awarded stock options and restricted stock awards payable in the Company’s common stock have been adjusted to reflect the stock dividend.

3. Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires that compensation cost relating to share based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective application method and began applying its provisions to (i) new awards, (ii) awards modified subsequent to the adoption date, (iii) any outstanding awards for which all requisite service has not yet been rendered. Under the modified-prospective application method, compensation costs will be recognized on the unvested portion of awards at January 1, 2006 based on the grant-date fair value used for pro-forma disclosures under SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” over the remaining vesting period. Under this transition method, prior period results have not been restated. The adoption of SFAS No. 123R reduced operating income and net income by approximately $0.1 million for the three months ended March 31, 2006 and did not have a material impact on reported earnings per share. The adoption did not result in a material effect on the Company’s financial statements since the Company has been expensing share-based awards granted since January 1, 2003 under the provisions of SFAS No. 123. Prior to January 1, 2003, the Company accounted for stock-based awards under APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”).

SFAS No. 123R also requires the Company to calculate the pool of income tax benefits that were previously recorded in additional paid-in-capital and are available to absorb future income tax shortfalls that can result from the exercise or maturity of stock awards. The Company has calculated its windfall pool under the short-cut method based on the actual income tax benefits received from exercises and maturities of stock awards granted after October 15, 1997.

Prior to the adoption of SFAS No. 123R, no stock-based compensation cost was reflected in the accompanying consolidated statements of income related to the grant of stock options which occurred prior to January 1, 2003, because the Company accounted for those grants under APB No. 25 and all such stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the three months ended March 31, 2005 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards during the three months ended March 31, 2005.

(In thousands, except per share amounts)	Three Months Ended March 31, 2005
Net income, as reported	$11,999
Stock-based employee compensation cost included in reported net income, net of related tax effects	667
Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(810)

Net income, pro forma	$11,856

Earnings per share:
Basic, as reported	$0.19
Basic, pro forma	$0.18
Diluted, as reported	$0.18
Diluted, pro forma	$0.18

The Company’s stock-based compensation plans and related accounting policies are described more fully in Note 7.

4. Receivable—Marketing Fees & Cumulative Reservation Fees Collected in Excess of Expenses

The marketing fees receivable at March 31, 2006 and December 31, 2005 was $22.9 million and $13.2 million, respectively. As of March 31, 2006 and December 31, 2005, cumulative reservation fees collected exceeded expenses by $3.0 million and $3.6 million, respectively, and the excess has been reflected as a long-term liability in the accompanying consolidated balance sheets. Depreciation and amortization expense attributable to marketing and reservation activities was $1.9 million for both the three months ended March 31, 2006 and 2005. Interest expense attributable to reservation activities was $0.2 million for both the three months ended March 31, 2006 and 2005.

5. Income Taxes

The effective income tax rates for the 2006 and 2005 three-month periods of approximately 34.6% and 36.5%, respectively, differ from the statutory rate due to foreign income earned, which is taxed at lower rates than statutory federal income tax rates, state income taxes and certain federal and state income tax credits.

We have estimated and accrued for certain tax assessments and the expected resolution of tax contingencies which arise in the course of our business. The ultimate outcome of these tax-related contingencies impact the determination of income tax expense and may not be resolved until several years after the related tax returns have been filed. Predicting the outcome of such tax assessments involves uncertainty and accordingly, actual results could differ from those estimates.

6. Comprehensive Income

The differences between net income and comprehensive income are described in the following table.

	Three Months Ended March 31,
(In thousands)	2006	2005
Net income	$17,665	$11,999
Other comprehensive income, net of tax:
Unrealized losses on available for sale securities	—	(13)
Foreign currency translation adjustment, net	(30)	(91)
Amortization of deferred gain on hedge	(17)	(17)

Other comprehensive loss	(47)	(121)

Comprehensive income	$17,618	$11,878

7. Capital Stock

The Company has stock compensation plans pursuant to which it is authorized to grant stock-based awards of up to 18.9 million shares of the Company’s common stock, of which 0.9 million shares remain available for grant as of March 31, 2006. The Company’s policy allows the issuance of new or treasury shares to satisfy stock-based awards. Restricted stock, stock options, stock appreciation rights and performance share awards may be granted to officers, key employees and non-employee directors with a contractual term of no more than 10 years.

Stock Options

The Company granted approximately 0.2 million and 0.4 million options to officers of the Company at a fair value of approximately $2.8 million and $3.6 million during the three months ending March 31, 2006 and 2005, respectively. The stock options granted by the Company had an exercise price equal to the market price of the Company’s common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2006 Grants	2005 Grants
Risk-free interest rate	4.69%	3.70%
Expected volatility	32.09%	36.07%
Expected life of stock option	4.3 years	5.5 years
Dividend yield	1.07%	1.50%
Requisite service period	4 years	5 years
Contractual life	7 years	10 years
Weighted average fair value of options granted	$14.82	$10.11

The expected life of the options and volatility are based on historical data and are not necessarily indicative of exercise patterns or actual volatility that may occur. Compensation expense related to the fair value of these awards is recognized straight-line over the requisite service period based on those awards that ultimately vest.

The aggregate intrinsic value of the stock options outstanding and exercisable at March 31, 2006 was $114.8 million and $85.8 million, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $15.2 million and $13.7 million, respectively.

The Company received $3.4 million and $4.9 million in proceeds from the exercise of 0.4 million and 0.6 million employee stock options during the three months ended March 31, 2006 and 2005, respectively.

Restricted Stock

The Company granted approximately 0.1 million and 0.1 million shares to employees of the Company at a fair value of $5.7 million and $4.2 million during the three months ended March 31, 2006 and 2005, respectively. Compensation expense related to the fair value of these awards is recognized straight-line over the requisite service period based on those restricted stock grants that ultimately vest. The fair value is measured by the average of the high and low market price of the Company’s common stock on the date of grant. Restricted stock awards granted in 2006 generally vest ratably at 25 percent per year beginning with the first anniversary of the grant date. Restricted stock awards during three months ended March 31, 2005 generally vest ratably at 20 percent per year beginning with the first anniversary of the grant date. The total fair value of shares vested during the three months ended March 31, 2006 and 2005 was $7.1 million and $3.8 million respectively.

Performance Vested Restricted Stock

During the three months ended March 31, 2006, the Company granted performance vested restricted stock (“PVRSU”) to its executive officers. The vesting of these stock awards is contingent upon the Company achieving specified earnings per share targets at the end of a three-year performance period and the employees continued employment. The performance conditions affect the number of shares that will ultimately vest. The range of possible stock-based award vesting is between 50% and 200% of the initial target. Under SFAS No. 123R, compensation expense related to these awards will be recognized over the requisite service period regardless of whether the performance targets have been met based on the Company’s estimate of the achievement of the performance target. The Company has currently estimated that 100% of the target will be achieved. The fair value is measured by the average of the high and low market price of the Company’s common stock on the date of grant. Compensation expense is recognized ratably over the requisite service period based on those PVRSU’s that ultimately vest.

The following table is a summary of activity related to performance restricted stock grants.

Three Months Ended March 31, 2006
Performance Vested Restricted Shares Granted	29,780
Weighted Average Grant Date Fair Value Per Share	$48.72
Aggregate Grant Date Fair Value ($000)	$1,451
Requisite Service Period	3 years

A summary of stock-based award activity as of March 31, 2006, and changes during the three months ended are presented below:

	Stock Options			Restricted Stock		Performance Vested Restricted Stock
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2006	3,753,001	$10.81		689,865	$21.28	—	$—
Granted	190,548	48.74		118,016	48.72	29,780	48.72
Exercised/Vested	(413,506)	8.31		(149,884)	16.26	—	—
Forfeited/Expired	(14,088)	9.73		(4,974)	29.02	—	—

Outstanding at March 31, 2006	3,515,955	$13.16	5.2 years	653,023	$27.33	29,780	$48.72

Options exercisable at March 31, 2006	2,329,898	$8.99	4.3 years

The components of the Company’s pretax stock-based compensation expense and associated income tax benefits is as follows for the three months ended March 31,:

	2006	2005
	(in millions)
Stock options	$1.6	$0.4
Restricted stock	1.2	0.8
Performance vested restricted stock	0.5	—

Total	$3.3	$1.2

Income tax benefits	$1.2	$0.5

Stock-based compensation expense on stock option and performance vested restricted stock grants made to a retirement eligible executive officer during the three months ended March 31, 2006 were recognized upon issuance of the grants rather than over the awards’ vesting period since the terms of the grant provide that the award will vest upon retirement of the employee. Compensation costs recognized related to the vesting upon retirement eligibility totaled $0.9 million and $0.4 million for stock options and performance vested restricted stock, respectively.

The total unrecognized compensation costs related to stock-based awards that have not yet vested and the related weighted average amortization period over which the costs are to be recognized as of March 31, 2006 are as follows:

	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Amortization Period
	(in millions)
Stock options	$7.4	3.0 years
Restricted stock	16.8	3.5 years
Performance vested restricted stock	1.0	2.8 years

Total	$25.2

Dividends

On February 13, 2006, the Company declared a cash dividend of $0.13 per share (or approximately $8.5 million in the aggregate), which was paid on April 21, 2006 to shareholders of record on April 7, 2006.

In March 2005, the Company declared a cash dividend of $0.1125 per share (or approximately $7.2 million in the aggregate), which was paid on April 22, 2005 to shareholders of record on April 8, 2005.

Stock Repurchase Program

The Company did not repurchase common stock during the three months ended March 31, 2006 under its share repurchase program. During the three months ended March 31, 2005, the Company repurchased 0.2 million shares of its common stock under the share repurchase program at a total cost of $14.1 million, including 0.1 million at a total cost of $6.0 million from one of the Company’s largest shareholders.

During the three months ended March 31, 2006 and 2005, the Company purchased 26,794 and 8,746 shares of common stock at a total cost of $1.3 million and $0.5 million, respectively, from employees to satisfy statutory minimum tax-withholding requirements from the vesting of restricted stock grants. These purchases were outside the share repurchase program initiated in June 1998.

8. Earnings Per Share

The following table reconciles the number of shares used in the basic and diluted earnings per share calculations.

	Three Months Ended March 31,
(In thousands, except per share amounts)	2006	2005
Computation of Basic Earnings Per Share:
Net Income	$17,665	$11,999

Weighted average shares outstanding-basic	64,781	64,141

Basic earnings per share	$0.27	$0.19

Computation of Diluted Earnings Per Share:
Net income for diluted earnings per share	$17,665	$11,999
Weighted average shares outstanding-basic	64,781	64,141
Effect of Dilutive Securities:
Employee stock option and restricted stock plan	1,947	2,502

Weighted average shares outstanding-diluted	66,728	66,643

Diluted earnings per share	$0.26	$0.18

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share assumes dilution and is computed based on the weighted-average number of common shares outstanding after consideration of the dilutive effect of stock options and unvested restricted stock. The effect of dilutive securities is computed using the treasury stock method and average market prices during the period. At March 31, 2006 and 2005, the Company excluded 190,548 and 355,384 anti-dilutive options, respectively, from the computation of diluted earnings per share. In addition, at March 31, 2006, performance vested restricted shares totaling 29,780 were excluded from the computation since the performance conditions had not been met at the reporting date.

9. Acquisition of Suburban Franchise Holding Company, Inc.

During 2005, the Company acquired 100% of the stock of Suburban Franchise Holding Company, Inc. (“Suburban”) (the “Suburban Transaction”) and its wholly owned subsidiary, Suburban Franchise Systems, Inc. The initial purchase price for Suburban was $12.8 million, which consisted of cash paid, net of cash acquired, of $7.3 million, liabilities assumed of $4.5 million and direct acquisition and exit costs totaling $1.0 million. Included in the purchase price was a working capital look-back adjustment escrow totaling $0.5 million, which was paid in the first quarter of 2006. The merger provides for contingent cash payments, of up to $5 million, to be made upon the satisfaction of the following conditions:

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

The Company accounted for the Suburban Transaction in accordance with SFAS No. 141, “Business Combinations”. The Company allocated the purchase price based upon an assessment of the fair value of assets acquired and liabilities assumed as of September 28, 2005. The total purchase price was allocated based on an analysis by management of the respective fair values of the acquired assets and liabilities as follows:

Estimated Fair Value
($000)
Tangible assets	$401
Intangible assets	7,201
Goodwill	5,193

Total assets acquired	12,795
Liabilities assumed	(5,481)

Cash paid, net of cash acquired	$7,314

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

	Estimated Fair Value	Estimated Useful Lives
	($000)
Franchise Contracts	$6,187	10 years
Trademarks and Tradenames	1,014	Indefinite life
Goodwill	5,193	Indefinite life

	$12,394

Goodwill and intangible assets are not deductible for tax purposes. The pro forma results of operations as if Suburban had been combined at the beginning of 2005, would not be materially different from the Company’s reported results for that period.

10. Pension Plans

The Company sponsors an unfunded non-qualified defined benefit plan (“SERP”) for certain senior executives. No assets are held with respect to the plan; therefore benefits are funded as paid to participants. The Company accounts for the SERP in accordance with SFAS No. 87, “Employers Accounting for Pensions.” For the three months ended March 31, 2006 and 2005 the Company recorded $0.3 million and $0.2 million , respectively, of expense related to the SERP which is included in selling, general and administrative expense in the accompanying consolidated statements of income. Based on the plan retirement age of 65 years old, no benefit payments are anticipated during the current fiscal year. The following table presents the components of net periodic benefit costs for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
(In thousands)	2006	2005
Components of net periodic pension cost:
Service cost	$169	$128
Interest cost	88	66
Amortization:
Prior service cost	14	14
(Gain)/Loss	19	9

Net periodic pension cost	$290	$217

11. Debt

In July 2004, the Company entered into a $265 million senior unsecured revolving credit facility (the “Revolver”) with a syndicate of lenders. In April 2005, the Company increased the available credit under the Revolver from $265 million to $350 million. The Revolver permits the Company to borrow, repay and reborrow revolving loans until the scheduled maturity date in July 2009. Borrowings pursuant to the Revolver bear interest, at one of several rates selected by the Company, based upon the credit rating of the Company and include LIBOR plus 62 1/2 basis points to 125 basis points; prime rate; and prime rate minus 175 basis points. In addition, the Company has the option to request participating banks to bid on loan participation at lower rates than those contractually provided by the Revolver. The Revolver requires the Company to pay a commitment fee ranging, based upon the credit rating of the Company, between 12 1/2 basis points and 25 basis points of the average daily-unused portion of the aggregate available commitment. The Revolver also provides for the issuance of letters of credit on behalf of the Company. The Revolver includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage. The Revolver restricts the Company’s ability to make certain investments, incur certain debt, and dispose of assets, among other restrictions. As of March 31, 2006, the Company had $148.9 million of revolving loans outstanding pursuant to the Revolver.

As of March 31, 2006, in addition to the Revolver and $100 million of senior notes, the Company had a line of credit with a bank providing up to an aggregate of $10 million of borrowings, which is due upon demand. The line of credit ranks pari-pasu (or equally) with the Company’s Revolver and includes customary financial and other covenants that require the maintenance of certain ratios identical to those included in the Company’s Revolver. Borrowings under the line of credit bear interest at rates established at the time of borrowing based on prime minus 175 basis points. As of March 31, 2006, the Company had $10.0 million outstanding pursuant to this line of credit.

As of March 31, 2006, total debt outstanding for the Company was $259.3 million, of which $10.1 million was scheduled to mature in the twelve months ending March 31, 2007.

12. Reportable Segment Information

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

The following table presents the financial information for the Company’s franchising segment.

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
(In thousands)	Franchising	Corporate & Other	Consolidated	Franchising	Corporate & Other	Consolidated
Revenues	$108,438	$980	$109,418	$90,248	$920	$91,168
Operating income (loss)	$40,366	$(10,293)	$30,073	$31,324	$(9,025)	$22,299

13. Commitments and Contingencies

The Company is a defendant in a number of lawsuits arising in the ordinary course of business. In the opinion of management and the general counsel to the Company, the ultimate outcome of such litigation will not have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

In March 2006, the Company guaranteed $1 million of a bank loan funding a franchisee’s construction of a Cambria Suites in Green Bay, Wisconsin. The guaranty expires at the earliest of 48 months from the date on which construction begins or June 30, 2010. The Company has received personal guarantees from several of the franchisee’s principal owners related to repayment of any amounts paid by the Company under this guaranty.

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

Overview

We are a hotel franchisor with franchise agreements representing 5,238 hotels open and 722 hotels under development as of March 31, 2006, with 428,390 rooms and 57,380 rooms, respectively, in 49 states, the District of Columbia and more than 40 countries and territories outside the United States. Our brand names include Comfort Inn, Comfort Suites, Quality, Clarion, Sleep Inn, Econo Lodge, Rodeway Inn, MainStay Suites, Cambria Suites, Suburban Extended Stay Hotel and Flag Hotels. Approximately 94% of the Company’s revenues are derived from hotels franchised in the United States.

During 2005, the Company acquired 100% of the stock of Suburban Franchise Holding Company, Inc. (“Suburban”) and its wholly owned subsidiary, Suburban Franchise Systems, Inc for $12.8 million. Suburban is the franchisor of Suburban Extended Stay Hotel and at acquisition had 67 units (8,942 rooms) operating in the economy extended stay segment, primarily in the southeastern United States. The acquisition allowed the Company to enter, on an accelerated basis, the economy extended stay segment, a market in which it did not previously compete. The results of Suburban have been consolidated with the Company since September 28, 2005.

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

Maximizing Financial Returns and Creating Value for Shareholders. Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. We believe our strong and predictable cash flows create a strong financial position that provides us a competitive advantage. Our business does not require significant capital to operate and grow, therefore, we can maintain a capital structure that generates high financial returns and use our excess cash flow to increase returns to our shareholders. We have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. We have repurchased 33.6 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $711.9 million since the program’s inception. Considering the effect of the two-for-one stock split, the Company has repurchased 66.6 million shares at an average price of $10.69 per share. Our cash flows from operations support our ability to complete the repurchase of approximately 5.1 million shares presently remaining under our current board of directors’ authorization. The Company expects to continue to return value to its shareholders through a combination of dividends and share repurchases, subject to market and other conditions and upon completion of the current authorization we will evaluate the propriety of additional share repurchases with our board of directors. During the first quarter of 2006, we paid cash dividends totaling approximately $8.4 million and we presently expect to continue to pay dividends in the future. On February 13, 2006, our board of directors declared a cash dividend of $0.13 on outstanding common shares payable on April 21, 2006 to shareholders of record on April 7, 2006. Based on our present dividend rate and outstanding share count, aggregate annual dividends would be approximately $33.9 million.

We believe these value drivers, when properly implemented, will enhance our profitability, maximize our financial returns and continue to generate value for our shareholders. The ultimate measure of our success will be reflected in the items below.

Results of Operation: Royalty fees, operating income, net income and diluted earnings per share (“EPS”) represent key measurements of these value drivers. In the three months ended March 31, 2006, royalty fees revenue and operating income totaled approximately $39.9 million and $30.1 million, respectively, increases of 18% and 35%, respectively from the same period in 2005. Net income for the three months ended March 31, 2006 increased to $17.7 million, an increase of $5.7 million over the three months ended March 31, 2005, a 47% increase. Diluted earnings per share for the first quarter of 2006 were $0.26, a 44% improvement over the three months ended March 31, 2005 resulted primarily from increased net income. These measurements will continue to be a key management focus in 2006 and beyond.

Refer to MD&A heading “Operations Review” for additional analysis of our results.

Liquidity and Capital Resources: The Company generates significant cash flows from operations. In the three months ended March 31, 2006 and 2005, net cash provided by operating activities was $24.3 million and $16.9 million, respectively. Since our business does not require significant reinvestment of capital, we utilize cash in ways that management believes provide the greatest returns to our shareholders, which include share repurchases and dividends. We believe the Company’s cash flow from operations and available financing capacity are sufficient to meet the expected future operating, investing and financing needs of the business.

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

Operations Review

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2006 and March 31, 2005

The Company recorded net income of $17.7 million for the three months ended March 31, 2006, an increase of $5.7 million, or 47% from $12.0 million for the quarter ended March 31, 2005. The increase in net income for the three months ended March 31, 2006 is primarily attributable to a $7.8 million improvement in operating income and a decline in the effective income tax rate from 36.5% to 34.6%. The effective income tax rate declined primarily due to an increase in the proportion of foreign income earned over the prior year period, which is taxed at lower rates than statutory U.S. income tax rates. Operating income increased as a result of a $9.3 million, or 22.5% increase in franchising revenues (total revenues excluding marketing and reservation revenues and hotel operations) partially offset by a $1.5 million increase in selling, general and administrative expense. The $0.3 million decline in net other income and expenses, net, was primarily related to investment income earned on assets held in the Company’s non-qualified employee benefit plans offset by additional interest expense due to the increase in the Company’s short-term borrowing rates.

Summarized financial results for the three months ended March 31, 2006 and 2005 are as follows:

(in thousands, except per share amounts)	2006	2005
REVENUES:
Royalty fees	$39,864	$33,642
Initial franchise and relicensing fees	5,643	4,311
Partner services	2,782	2,640
Marketing and reservation	57,976	49,043
Hotel operations	980	920
Other	2,173	612

Total revenues	109,418	91,168

OPERATING EXPENSES:
Selling, general and administrative	18,275	16,753
Depreciation and amortization	2,349	2,325
Marketing and reservation	57,976	49,043
Hotel operations	745	748

Total operating expenses	79,345	68,869

Operating income	30,073	22,299

OTHER INCOME AND EXPENSES:
Interest expense	4,040	3,607
Interest and other investment (income) loss	(704)	131
Equity in net income of affiliates	(258)	(199)
Other	—	(133)

Total other income and expenses, net	3,078	3,406

Income before income taxes	26,995	18,893
Income taxes	9,330	6,894

Net income	$17,665	$11,999

Weighted average shares outstanding – diluted	66,728	66,643

Diluted earnings per share	$0.26	$0.18

Management analyzes its business based on franchising revenues, which is total revenues excluding marketing and reservation revenues and hotel operations, and franchise operating expenses that are reflected as selling, general and administrative expenses.

Franchising Revenues: Franchising revenues were $50.5 million for the three months ended March 31, 2006 compared to $41.2 million for the three months ended March 31, 2005. The growth in franchising revenues is primarily due to increases in royalty revenues, initial and relicensing fees and other revenues of approximately 18%, 31% and 255%, respectively.

Royalty fees increased $6.3 million to $39.9 million from $33.6 million in the three months ended March 31, 2005, an increase of 18.5%. Excluding the franchises obtained in the acquisition of Suburban, the increase in royalties is attributable to a combination of factors including a 2.8% increase in the number of domestic franchised hotel rooms, a 9.4% increase in RevPAR from $28.54 to $31.23 and an increase in the effective royalty rate of the domestic hotel system to 4.09% from 4.08%. The acquisition of Suburban contributed approximately $0.7 million of royalty fees in the three months ended March 31, 2006.

A summary of the Company’s domestic franchised hotels operating information is as follows:

	For the Three Months Ended March 31, 2006			For the Three Months Ended March 31, 2005			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR
COMFORT INN	$67.12	51.7%	$34.70	$63.34	49.5%	$31.37	6.0%	220 bps	10.6%
COMFORT SUITES	79.18	58.8%	46.58	73.50	55.5%	40.77	7.7%	330 bps	14.3%
QUALITY	61.79	44.9%	27.77	59.22	43.7%	25.87	4.3%	120 bps	7.3%
CLARION	76.25	42.5%	32.44	69.98	41.8%	29.24	9.0%	70 bps	10.9%
SLEEP	62.00	51.8%	32.14	57.69	50.1%	28.90	7.5%	170 bps	11.2%
MAINSTAY	65.31	57.0%	37.23	60.62	54.3%	32.92	7.7%	270 bps	13.1%
ECONO LODGE	48.54	39.0%	18.92	46.16	38.8%	17.92	5.2%	20 bps	5.6%
RODEWAY	46.80	39.0%	18.23	45.34	39.4%	17.87	3.2%	-40 bps	2.0%

TOTAL DOMESTIC SYSTEM*	$64.93	48.1%	$31.23	$61.21	46.6%	$28.54	6.1%	150 bps	9.4%

*	Amounts exclude Suburban activity from January 1, 2006 through March 31, 2006 because comparable pre-acquisition data for Q1 2005 is not available

Including franchises acquired from Suburban, the number of domestic rooms on-line increased to 329,934 as of March 31, 2006 from 312,630 as of March 31, 2005, an increase of 5.5%. The total number of domestic hotels on-line grew 5.2% to 4,070 as of March 31, 2006 from 3,868 as of March 31, 2005. International rooms on-line increased to 98,456 as of March 31, 2006 from 94,679 as of March 31, 2005, a 4.0% increase. The total number of international hotels on-line also increased from 1,140 as of March 31, 2005 to 1,168 as of March 31, 2006, an increase of 2.5%. A summary of the domestic hotels and rooms on-line at March 31, 2006 and March 31, 2005 by brand is as follows:

	March 31, 2006		March 31, 2005		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	%	%
COMFORT INN	1,418	111,032	1,430	112,461	(12)	(1,429)	(0.8)%	(1.3)%
COMFORT SUITES	415	32,666	393	31,021	22	1,645	5.6%	5.3%
QUALITY	670	66,657	594	60,545	76	6,112	12.8%	10.1%
CLARION	151	23,157	154	23,058	(3)	99	(1.9)%	0.4%
SLEEP	322	24,384	316	24,133	6	251	1.9%	1.0%
MAINSTAY	27	2,047	27	2,150	—	(103)	0.0%	(4.8)%
SUBURBAN	64	8,460	—	—	64	8,460	NM	NM
ECONO LODGE	818	50,144	788	49,043	30	1,101	3.8%	2.2%
RODEWAY	185	11,387	166	10,219	19	1,168	11.4%	11.4%

TOTAL DOMESTIC FRANCHISES	4,070	329,934	3,868	312,630	202	17,304	5.2%	5.5%

As of March 31, 2006, the Company had 653 franchised hotels with 51,157 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 399 hotels and 30,090 rooms at March 31, 2005. The Company had an additional 69 franchised hotels with 6,223 rooms under development in its international system as of March 31, 2006 compared to 104 hotels and 9,156 rooms at March 31, 2005.

Net domestic franchise additions during the three months ended March 31, 2006 were 22 compared to 34 for the same period a year ago. Gross domestic franchise additions declined from 88 for the three months ended March 31, 2005 to 72 for the same period of 2006. Net franchise terminations declined to 50 for the three months ended March 31, 2006 from 54 in the same period of 2005. During the first three months of 2006, the Company has continued to execute its strategy to replace franchised hotels that do not meet our brand standards or are underperforming in their market. This strategy has resulted in a slightly lower annual growth rate in our domestic franchised rooms than historically achieved. Existing competition is getting stronger and more focused on franchising new and existing brands. As the competition gets stronger and more focused on limited service franchising, the Company will continue to focus on improving its system hotels. A favorable RevPAR environment is expected to continue in 2006 and many competitors are focused on improving brand consistency and quality through higher quality amenities and more aggressive brand compliance efforts. The number of domestic hotels under development provides a strong platform for continued system growth.

Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise agreements increased 24% to $3.1 million for the three months ended March 31, 2006 from $2.5 million for the three months ended March 31, 2005. The increase reflects 120 new domestic franchise agreements executed in the three months ended March 31, 2006 representing 10,692 rooms compared to 103 agreements representing 8,806 rooms executed in the three months ended March 31, 2005, increases of 17% and 21%, respectively. During the three months ended March 31, 2006, 48 of the executed agreements were for new construction hotel franchises, representing 4,017 rooms, compared to 34 contracts, representing 2,426 rooms for the same period a year ago, increases of approximately 41% and 66%, respectively. During the three months ended March 31, 2006, the Company executed 10 new franchise agreements for its Cambria brand bringing the total contracts executed since its launch in January 2005 to 23. A summary of executed domestic franchise agreements by brand for the three months ended March 31, 2006 and 2005 is as follows:

	For the Three Months Ended March 31, 2006			For the Three Months Ended March 31, 2005			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
COMFORT INN	15	13	28	8	10	18	88%	30%	56%
COMFORT SUITES	12	—	12	13	—	13	(8)%	NM	(8)%
QUALITY	2	25	27	1	30	31	100%	(17)%	(13)%
CLARION	1	9	10	1	3	4	0%	200%	150%
SLEEP	3	—	3	7	1	8	(57)%	(100)%	(63)%
MAINSTAY	2	1	3	—	—	—	NM	NM	NM
SUBURBAN	3	—	3	—	—	—	NM	NM	NM
CAMBRIA	10	—	10	1	—	1	900%	NM	900%
ECONO LODGE	—	9	9	3	16	19	(100)%	(44)%	(53)%
RODEWAY	—	15	15	—	9	9	NM	67%	67%

TOTAL DOMESTIC SYSTEM	48	72	120	34	69	103	41%	4%	17%

Relicensing fees increased 39% to $2.5 million for the three months ended March 31, 2006 from $1.8 million for the three months ended March 31, 2005. Relicensing fees are charged to the new property owner of a franchised property whenever an ownership change occurs and the property remains in the franchise system. During the three months ended March 31, 2006, relicensings increased 32% from 62 in the first quarter of 2005 to 82 for the three months ended March 31, 2006.

Despite rising interest rates and construction costs, we are optimistic about the prospects for a continuing rise in the supply of midscale hotels to meet demand. In addition, some of our competitors are terminating franchising agreements on mature properties that may meet the brand and quality standards of our conversion brands. These factors should provide a healthy supply of new construction and conversion hotel opportunities in 2006.

Other income increased approximately $1.6 million to $2.2 million for the three months ended March 31, 2006 primarily due to an increase in liquidated damage collections related to the early termination of franchise agreements.

Franchise Expenses: The cost to operate the franchising business is reflected in selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $18.3 million for the three months ended March 31, 2006, an increase of $1.5 million from the three months ended March 31, 2005 total of $16.8 million. As a percentage of revenues, excluding marketing and reservation fees and hotel operations, total SG&A expenses were 36.2% for the three months ended March 31, 2006 compared to 40.7% for the three months ended March 31, 2005. Expenses increased primarily due to higher compensation costs including variable franchise sales and key management incentive compensation and increased travel and entertainment expenses related to the expansion of the franchise sales force. Despite the increase in expenses, SG&A as a percentage of franchise revenues declined since our variable overhead costs associated with franchise system growth have historically been less than incremental royalty fees generated from new franchises.

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

Total marketing and reservations revenues were $58.0 million and $49.0 million for the three months ended March 31, 2006 and 2005, respectively. Depreciation and amortization attributable to marketing and reservation activities was $1.9 million for both the three months ended March 31, 2006 and 2005. Interest expense attributable to reservation activities was $0.2 million for both the three months ended March 31, 2006 and 2005. Cash advances for marketing and reservations activities totaled $8.3 million and $7.4 million for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, the Company’s balance sheet includes a receivable of $22.9 million for marketing fees and a payable of $3.0 million for reservation fees. At December 31, 2005, the Company’s balance sheet contained a receivable for marketing fees of $13.2 million and a payable of $3.6 million for reservation fees. This receivable is recorded as an asset in the financial statements as the Company has the contractual authority to require that the franchisees in the system at any given point repay the Company for any deficits related to marketing and reservations activities. The Company’s current franchisees are legally obligated to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue. The Company has no present intention to accelerate repayment of the deficit from current franchisees. Cumulative reservation and marketing fees not expended are recorded as a payable in the financial statements and are carried over to the next period and expended in accordance with the franchise agreements.

Other Income and Expenses: Other income and expense, net, decreased $0.3 million to an expense of $3.1 million for the three months ended March 31, 2006 from $3.4 million for the same period in 2005. This decrease resulted primarily from a $0.8 million increase in the appreciation of investments held in non-qualified employee benefit plans versus investment losses in the prior year period. Increases in other investment income were offset by a $0.4 million increase in interest expense resulting from higher average interest rates on the Company’s variable rate debt. The Company’s weighted average interest rate as of March 31, 2006 was 6.2% compared to 4.7% as of March 31, 2005.

Income Taxes: The Company’s effective income tax provision rate was 34.6% for the three months ended March 31, 2006, a decrease of 190 basis points from the effective income tax provision rate of 36.5% for the three months ended March 31, 2005. The effective income tax rate declined primarily due to an increase in the proportion of foreign income earned over the prior year period, which is taxed at lower rates than statutory federal income tax rates. Depending upon the outcome of certain income tax contingencies during 2006 up to $13.9 million of additional income tax benefits may be reflected in our 2006 results of operations from the reversal of reserves.

Net income for the three months ended March 31, 2006 increased by 47.2% to $17.7 million, and diluted earnings per share increased 44.0% to $0.26 for the three months ended March 31, 2006 from $0.18 reported for the three months ended March 31, 2005.

Liquidity and Capital Resources

Net cash provided by operating activities was $24.3 million and $16.9 million for the three months ended March 31, 2006 and 2005, respectively. The increase primarily reflects improvements in operating income.

Net cash advances related to marketing and reservation activities totaled $8.3 million and $7.4 million during the three months ended March 31, 2006 and 2005, respectively. Cash advances relate primarily to the timing of advertising and promotional costs versus fees collected. The Company expects marketing and reservation activities to generate positive cash flows of between $9 million and $13 million in 2006.

Cash used in investing activities for the three months ended March 31, 2006 and 2005 was $5.2 million and $4.5 million, respectively. As a lodging franchisor, Choice has relatively low capital expenditure requirements. During the three months ended March 31, 2006 and 2005, capital expenditures totaled $1.2 million and $3.0 million, respectively. Capital expenditures primarily include renovations of the Company’s three owned MainStay Suites and the installation and upgrades of system-wide property and yield management systems.

Financing cash flows relate primarily to the Company’s borrowings under its credit lines, treasury stock purchases and dividends. In July 2004, the Company entered into a $265 million senior unsecured revolving credit facility (the “Revolver”) with a syndicate of lenders. In April 2005, the Company increased the available credit under the Revolver from $265 million to $350 million. The Revolver permits the Company to borrow, repay and reborrow revolving loans until the scheduled maturity date in July 2009. Borrowings pursuant to the Revolver bear interest, at one of several rates selected by the Company, based upon the credit rating of the Company and include LIBOR plus 62 1/2 basis points to 125 basis points; prime rate; and prime rate minus 175 basis points. In addition, the Company has the option to request participating banks to bid on loan participation at lower rates than those contractually provided by the Revolver. On February 28, 2005, Standard & Poor’s Rating Services raised its rating of the Company’s debt from BBB- to BBB. This rating and any other ratings by other rating organizations, may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating. The Revolver requires the Company to pay a commitment fee ranging, based upon the credit rating of the Company, between 12 1/2 basis points and 25 basis points of the average daily-unused portion of the aggregate available commitment. The Revolver also provides for the issuances of letters of credit on behalf of the Company. The Revolver includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage. As of March 31, 2006 the Company was in compliance with all covenants under the Revolver. The Revolver restricts the Company’s ability to make certain investments, incur certain debt, and dispose of assets, among other restrictions. As of March 31, 2006, the Company had $148.9 million of revolving loans outstanding pursuant to the Revolver.

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

The Company has a line of credit with a bank providing up to an aggregate of $10 million of borrowings which is due upon demand. The line of credit ranks pari-pasu (or equally) with the Revolver. Borrowings under the line of credit bear interest at rates established at the time of the borrowings based on prime minus 175 basis points. As of March 31, 2006, $10.0 million was outstanding pursuant to this line of credit.

As of March 31, 2006, the total debt outstanding for the Company was $259.3 million, of which $10.1 million was scheduled to mature in the twelve months ending March 31, 2007.

On September 14, 2005, the Company’s board of directors declared a two-for-one stock split effected in the form of a stock dividend. The stock split shares were distributed on October 21, 2005 to shareholders of record on October 7, 2005. Share data and earnings per share data referenced in MD&A reflect the stock split, applied retroactively, to all periods presented.

Through March 31, 2006, the Company had purchased 33.6 million shares (including 33.0 million prior to the two-for-one stock split) of its common stock under its share repurchase program at a total cost of $711.9 million. Considering the effect of the two-for-one stock split in October 2005, the Company has repurchased 66.6 million shares at an average price of $10.69 per share. The Company did not purchase any shares under its repurchase program during the three months ended March 31, 2006. At March 31, 2006, the Company had approximately 65.7 million shares of common stock outstanding and had remaining authorization to purchase up to 5.1 million shares.

In the fourth quarter of 2003, the Company initiated a cash dividend on its common stock. In September 2004, the Company’s board of directors increased the quarterly dividend rate to $0.1125, a 12.5% increase from the previous quarterly rate of $0.10. This increase raised the annual dividend rate on the Company’s common stock from $0.40 to $0.45 per share. In September 2005, the Company’s board of directors again increased the quarterly dividend rate to $0.13, a 15.6% increase from the previous quarter rate of $0.1125. This increase raised the annual dividend rate on the Company’s common stock from $0.45 to $0.52 per share. Dividends paid in the first three months of 2006 were approximately $8.4 million and we expect dividends in 2006 to be approximately $33.9 million.

The Company expects to continue to return value to its shareholders through a combination of dividends and share repurchases, subject to market conditions.

The Company believes that cash flows from operations and available financing capacity are adequate to meet expected future operating, investing and financing needs of the business.

Critical Accounting Policies

Our accounting policies comply with principles generally accepted in the United States. We have described below those policies that we believe are critical and require the use of complex judgment or significant estimates in their application. Additional discussion of these policies is included in Note 1 to our consolidated financial statements as of and for the year ended December 31, 2005 included in our Annual Report on Form 10-K.

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

Stock Compensation.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires that the compensation cost relating to share based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective application method and began applying its provisions to (i) new awards, (ii) awards modified subsequent to the adoption date, (iii) any outstanding awards for which all requisite service has not yet been rendered. Under the modified-prospective application method, compensation costs will be recognized on the unvested portion of awards at January 1, 2006 based on the grant-date fair value used for pro-forma disclosures under SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” over the remaining vesting period. Under this transition method, prior period results have not been restated. The adoption of SFAS No. 123R reduced income from operating income and net income by approximately $0.1 million for the three months ended March 31, 2006 and did not have a material impact on reported earnings per share. The adoption did not result in a material effect on the Company’s financial statements since the Company has been expensing share-based awards granted after January 1, 2003 under the provisions of SFAS No. 123. Prior to January 1, 2003, the Company accounted for stock-based awards under APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”).

Prior to the adoption of SFAS No. 123R, no stock-based compensation cost was reflected in the accompanying consolidated statements of income related to the grant of stock options which occurred prior to January 1, 2003, because the Company accounted for those grants under APB Opinion No. 25 and all such stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the three months ended March 31, 2005 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. The effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 148 to all stock compensation for the three months ended March 31, 2005 is set forth in Note 1 to our consolidated financial statements.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this annual report, including those in the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operation that are not historical facts constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. Words such as “believes,” “anticipates,” “expects,” “intends,” “estimates,” “projects,” and other similar expressions, which are predictions of or indicate future events and trends, typically identify forward-looking statements. Such statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those projected, including: competition; business strategies and their intended results; the balance between supply of and demand for hotel rooms; our ability to obtain new franchise agreements; our ability to develop and maintain positive relations with current and potential hotel owners; the effect of international, national and regional economic conditions and geopolitical events such as acts of god, acts of war, terrorism or epidemics; the availability of capital to allow us and potential hotel owners to fund investments and construction of hotels; the cost and other effects of legal proceedings; and other risks described from time to time in our filings with the Securities and Exchange Commission, including those set forth under “Risk Factors” in our Report on Form 10-K for the year ended December 31, 2005. Given these uncertainties, you are cautioned not to place undue reliance on such statements. We also undertake no obligation to publicly update or revise any forward-looking statement to reflect current or future events or circumstances.

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

At March 31, 2006 and December 31, 2005, the Company had $259.3 million and $274.1 million of debt outstanding at an effective interest rate of 6.2% and 6.0%, respectively. A hypothetical change of 10% in the Company’s effective interest rate from March 31, 2006 levels would increase or decrease annual interest expense by $0.9 million. Prior to scheduled maturities, the Company expects to refinance its long-term debt obligations.

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

An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2006 that materially affected, or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Incorporated by reference to the description of legal proceedings in the “Commitments and Contingencies” footnote in the financial statements set forth in Part I. “Financial Information.”

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

The following table sets forth purchases of Choice Hotels International, Inc. common stock made by the Company during the three months ended March 31, 2006.

Month Ending	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2006	813	$42.16	—	5,102,701
February 28, 2006	25,981	47.81	—	5,102,701
March 31, 2006	—	—	—	5,102,701

Total	26,794	$47.64	—	5,102,701

During the three months ended March 31, 2006, the Company purchased 26,794 shares of common stock from employees to satisfy statutory minimum tax-withholding requirements from the vesting of restricted stock grants. These purchases were outside the share repurchase program initiated in June 1998.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number and Description

Exhibit Number	Description
3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

3.02(a)	Amended and Restated Bylaws of Choice Hotels International, Inc.

4.01(m)	Senior Unsecured Revolving Credit Facility agreement dated July 9, 2004 among Choice Hotels International, Inc., Wachovia Bank, National Association, as agents for the Lenders

4.02(f)	Registration Agreement dated April 28, 1998 between Choice Hotels International, Inc. and Salomon Brothers, Inc., Bear Stearns & Co. Inc. and Lehman Brothers Inc.

4.03(f)	Indenture dated as of May 4, 1998, by and among Choice Hotels International, Inc., Quality Hotels Europe, Inc., QH Europe Partnership and Marine Midland Bank, as Trustee, with respect to the 7.125% Senior Notes due 2008.

4.04(f)	Specimen certificate of 7.125% Senior Note due 2008 (Original Note) (Attached as an exhibit to the Indenture set forth as Exhibit 4.03)

4.05(f)	Specimen certificate of 7.125% Senior Note due 2008 (Exchange Note) (Attached as an exhibit to the Indenture set forth as Exhibit 4.03)

4.07(o)	Agreement to furnish certain debt agreements

4.08(n)	Master Lender Accession agreement dated April 29, 2005 among Choice Hotels International, Inc., Wachovia Bank, National Association, as Administrative Agent for the Lenders

10.01(p)	Second Amended and Restated Employment Agreement between Choice Hotels International, Inc. and Charles A. Ledsinger, Jr. dated December 20, 2005

10.02(i)	Amended and Restated Chairman’s Service Agreement dated May 4, 2004 by and between Choice Hotels International, Inc. and Stewart Bainum, Jr.

10.03(d)	Amended and Restated Employment Agreement dated April 13, 1999 by and between Choice Hotels International, Inc. and Thomas Mirgon

10.04(e)	Choice Hotels International, Inc. Non-Employee Director Stock Option and Deferred Compensation Stock Purchase Plan

10.05(e)	Choice Hotels International, Inc. 1997 Non-Employee Director Stock Compensation Plan

10.06(k)	Choice Hotels International, Inc. 1997 Long-Term Incentive Plan

10.07(g)	Second Amended and Restated Employment Agreement dated April 13, 1999 between Choice Hotels International, Inc. and Michael J. DeSantis

10.08(h)	Commercial Lease dated May 29, 1998 among Columbia Pike I, LLC and Colesville Road, LLC (each an assignee of Manor Care, Inc.) and Choice Hotels International, Inc.

10.09(j)	Employment Agreement dated June 3, 1999 between Choice Hotels International, Inc. and Joseph M. Squeri

10.10(l)	Employment Agreement dated May 3, 2000 between Choice Hotels International, Inc. and Daniel Rothfeld

10.11(l)	Employment Agreement dated August 18, 2000 between Choice Hotels International, Inc. and Wayne Wielgus

10.12(c)	Amended and Restated Supplemental Executive Retirement Plan

10.13(b)	Choice Hotels International, Inc. Executive Deferred Compensation Plan

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Filed herewith

(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Registration Statement on Form S-4, filed August 31, 1998 (Reg. No. 333-62543).
(b)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003.
(c)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, filed April 2, 2001.
(d)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed on June 4, 1999.
(e)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Registration Statement filed on Form S-8, filed on December 2, 1997 (Reg. No. 333-41357).
(f)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q filed for the quarterly period ended March 31, 1998, filed on May 15, 1998.
(g)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1998, filed on August 11, 1998.
(h)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 30, 1999.
(i)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005.
(j)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed on August 16, 1999.
(k)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Registration Statement on Form S-8, filed September 30, 1997 (Reg. No. 333-36819).
(l)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 14, 2000.
(m)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed August 6, 2004.
(n)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q filed for the quarterly period ended March 31, 2005, filed on May 10, 2005.
(o)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006.
(p)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated December 20, 2005, filed December 22, 2005.

(b) Reports on Form 8-K

The Company filed a report on Form 8-K, dated February 14, 2006, reporting that a press release had been issued reporting the Company’s earnings for the quarter and year ended December 31, 2005.

The Company filed a report on Form 8-K, dated February 17, 2006, reporting that on February 13, 2006, the Company’s Board of Directors appointed William L. Jews and David Sullivan as Class I directors of the Company, effective March 1, 2006, for a term expiring at the May 2007 Annual Meeting of Shareholders.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

Date: May 6, 2006	By:	/s/ Joseph M. Squeri
Joseph M. Squeri
Executive Vice President, Operations and Chief Financial Officer