Form 10-Q
period 2006-06-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2006-08-09
CIK 1046311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

CLASS	SHARES OUTSTANDING AT JUNE 30, 2006
Common Stock, Par Value $0.01 per share	66,286,278

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUES:
Royalty fees	$53,146	$46,515	$93,010	$80,157
Initial franchise and relicensing fees	6,723	6,591	12,366	10,902
Partner services	4,900	4,596	7,682	7,236
Marketing and reservation	72,742	62,610	130,718	111,653
Hotel operations	1,180	1,141	2,160	2,061
Other	1,849	842	4,022	1,454

Total revenues	140,540	122,295	249,958	213,463

OPERATING EXPENSES:
Selling, general and administrative	22,242	19,199	40,517	35,952
Depreciation and amortization	2,642	2,256	4,991	4,581
Marketing and reservation	72,742	62,610	130,718	111,653
Hotel operations	800	813	1,545	1,561

Total operating expenses	98,426	84,878	177,771	153,747

Operating income	42,114	37,417	72,187	59,716

OTHER INCOME AND EXPENSES:
Interest expense	4,044	3,872	8,084	7,479
Interest and other investment (income) loss	174	(404)	(530)	(273)
Equity in net income of affiliates	(130)	(155)	(388)	(354)
Loss on extinguishment of debt	342	—	342	—
Other	—	(53)	—	(186)

Total other income and expenses, net	4,430	3,260	7,508	6,666

Income before income taxes	37,684	34,157	64,679	53,050
Income taxes	13,548	12,609	22,878	19,503

Net income	$24,136	$21,548	$41,801	$33,547

Weighted average shares outstanding-basic	65,356	64,452	65,070	64,297

Weighted average shares outstanding-diluted	67,105	66,677	66,925	66,498

Basic earnings per share	$0.37	$0.33	$0.64	$0.52

Diluted earnings per share	$0.36	$0.32	$0.62	$0.50

Cash dividends declared per share	$0.13	$0.1125	$0.26	$0.225

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$21,658	$16,921
Receivables (net of allowance for doubtful accounts of $4,549 and $5,111, respectively)	40,724	37,155
Deferred income taxes	2,620	2,616
Other current assets	6,728	6,308

Total current assets	71,730	63,000

Property and equipment, at cost, net	44,581	46,281
Goodwill	65,813	65,828
Franchise rights and other identifiable intangibles, net	36,285	38,267
Receivable – marketing fees	16,565	13,225
Investments, employee benefit plans, at fair value	28,043	23,337
Deferred income taxes	5,197	3,289
Other assets	12,062	11,873

Total assets	$280,276	$265,100

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt	$146	$146
Accounts payable	42,817	34,413
Accrued expenses and other	43,496	50,956
Deferred revenue	35,734	32,131
Income taxes payable	7,314	2,499

Total current liabilities	129,507	120,145

Long-term debt	224,331	273,972
Deferred compensation and retirement plan obligations	35,147	28,987
Other liabilities	9,314	9,172

Total liabilities	398,299	432,276

Commitments and contingencies

SHAREHOLDERS’ DEFICIT
Common stock, $0.01 par value	663	652
Additional paid-in-capital	77,019	75,240
Accumulated other comprehensive income	897	859
Deferred compensation	—	(798)
Treasury stock	(628,766)	(650,551)
Retained earnings	432,164	407,422

Total shareholders’ deficit	(118,023)	(167,176)

Total liabilities and shareholders’ deficit	$280,276	$265,100

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, IN THOUSANDS)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,801	$33,547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,991	4,581
Gain on sale of assets	—	(186)
Provision for bad debts	(127)	68
Loss on extinguishment of debt	342	—
Non-cash stock compensation	5,550	2,561
Non-cash interest and other investment (income) loss	(107)	87
Equity in net income of affiliates	(388)	(354)
Changes in assets and liabilities:
Receivables	(3,414)	(2,778)
Receivable — marketing and reservation fees, net	670	(5,754)
Accounts payable	8,404	10,109
Accrued expenses and other	(7,549)	(2,240)
Income taxes payable	4,815	13,610
Deferred income taxes	(1,912)	309
Deferred revenue	3,603	4,255
Other current assets	(420)	449
Other liabilities	6,200	5,014

Net cash provided by operating activities	62,459	63,278

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(4,045)	(8,023)
Proceeds from disposition of assets	—	1,812
Issuance of notes receivable	(1,277)	(449)
Purchases of investments	(5,784)	(6,508)
Proceeds from sale of investments	1,387	2,834
Other items, net	232	(441)

Net cash used in investing activities	(9,487)	(10,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(73)	(73)
Net repayments pursuant to revolving credit facility	(49,600)	(23,704)
Purchase of treasury stock	(1,132)	(18,843)
Excess tax benefits from stock-based compensation	11,983	—
Debt issuance costs	(472)	(193)
Dividends paid	(16,925)	(14,494)
Proceeds from exercise of stock options	7,984	9,255

Net cash used in financing activities	(48,235)	(48,052)

Net change in cash and cash equivalents	4,737	4,451
Cash and cash equivalents at beginning of period	16,921	28,518

Cash and cash equivalents at end of period	$21,658	$32,969

Supplemental disclosure of cash flow information:
Cash payments during the period for:
Income taxes, net of refunds	$7,734	$5,259
Interest	$8,115	$7,166
Non-cash financing activities:
Declaration of dividends	$17,059	$14,541
Income tax benefit realized related to employee stock options exercised	—	$6,022
Issuance of restricted shares of common stock	$6,549	$5,158

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

3. Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires that compensation cost relating to share based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective application method and began applying its provisions to (i) new awards, (ii) awards modified subsequent to the adoption date, (iii) any outstanding awards for which all requisite service has not yet been rendered. Under the modified-prospective application method, compensation costs will be recognized on the unvested portion of awards at January 1, 2006 based on the grant-date fair value used for pro-forma disclosures under SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” over the remaining vesting period. Under this transition method, prior period results have not been restated. The adoption of SFAS No. 123R reduced both operating income and net income by approximately $0.1 million for the three months ended June 30, 2006 and $0.3 million and $0.2 million for the six months ended June 30, 2006, respectively. The adoption did not have a material impact on reported earnings per share or the Company’s financial statements since the Company has been expensing share-based awards granted since January 1, 2003 under the provisions of SFAS No. 123. Prior to January 1, 2003, the Company accounted for stock-based awards under APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”).

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

Prior to the adoption of SFAS No. 123R, no stock-based compensation cost was reflected in the accompanying consolidated statements of income related to the grant of stock options which occurred prior to January 1, 2003, because the Company accounted for those grants under APB No. 25 and all such stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the three and six months ended June 30, 2005 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards during the three and six months ended June 30, 2005.

(In thousands, except per share amounts)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$21,548	$33,547
Stock-based employee compensation cost included in reported net income, net of related tax effects	777	1,444
Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,321)	(2,131)

Net income, pro forma	$21,004	$32,860

Earnings per share:
Basic, as reported	$0.33	$0.52
Basic, pro forma	$0.33	$0.51
Diluted, as reported	$0.32	$0.50
Diluted, pro forma	$0.32	$0.49

The Company’s stock-based compensation plans and related accounting policies are described more fully in Note 7.

4. Receivable—Marketing Fees & Cumulative Reservation Fees Collected in Excess of Expenses

The marketing fees receivable at June 30, 2006 and December 31, 2005 was $16.6 million and $13.2 million, respectively. As of June 30, 2006 and December 31, 2005, cumulative reservation fees collected exceeded expenses by $3.7 million and $3.6 million, respectively, and the excess has been reflected as a long-term liability in the accompanying consolidated balance sheets. Depreciation and amortization expense attributable to marketing and reservation activities was $2.0 million and $1.9 million for the three months ended June 30, 2006 and 2005, respectively, and $3.9 million for both the six months ended June 30, 2006 and 2005. Interest expense attributable to reservation activities was $0.2 million and $0.3 million for the three months ended June 30, 2006 and 2005, respectively, and $0.4 million and $0.5 million for the six months ended June 30, 2006 and 2005, respectively.

5. Income Taxes

The effective income tax rates for the 2006 and 2005 six-month periods of approximately 35.4% and 36.8%, respectively, differ from the statutory rate due to foreign income earned, which is taxed at lower rates than statutory federal income tax rates, state income taxes and certain federal and state income tax credits.

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

6. Comprehensive Income

The differences between net income and comprehensive income are described in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2006	2005	2006	2005
Net income	$24,136	$21,548	$41,801	$33,547
Other comprehensive income (loss), net of tax:
Unrealized losses on available for sale securities	—	(12)	—	(25)
Foreign currency translation adjustment, net	101	12	71	(79)
Amortization of deferred gain on hedge	(16)	(17)	(33)	(34)

Other comprehensive income (loss)	85	(17)	38	(138)

Comprehensive income	$24,221	$21,531	$41,839	$33,409

7. Capital Stock

The Company has a stock compensation plan pursuant to which it is authorized to grant stock-based awards of up to 3.2 million shares of the Company’s common stock, of which 3.2 million shares remain available for grant as of June 30, 2006. The Company’s policy allows the issuance of new or treasury shares to satisfy stock-based awards. Restricted stock, stock options, stock appreciation rights and performance share awards may be granted to officers, key employees and non-employee directors with the contractual terms set by the Compensation Committee of the Board of Directors.

Stock Options

The Company granted approximately 0.2 million and 0.4 million options to officers of the Company at a fair value of approximately $2.8 million and $3.6 million during the six months ending June 30, 2006 and 2005, respectively. No options were granted during the three months ending June 30, 2006 and 2005. The stock options granted by the Company had an exercise price equal to the market price of the Company’s common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

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

The aggregate intrinsic value of the stock options outstanding and exercisable at June 30, 2006 was $128.6 million and $87.3 million, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 was $25.3 million and $15.4 million, respectively, and $40.5 million and $29.1 million during the six months ended June 30, 2006 and 2005, respectively.

The Company received $4.5 million and $8.0 million in proceeds from the exercise of 0.6 million and 1.0 million employee stock options during the three and six months ended June 30, 2006, respectively. During the three and six months ended June 30, 2005, the Company received $4.3 million and $9.3 million in proceeds from the exercise of 0.6 million and 1.2 million employee stock options, respectively.

Restricted Stock

The Company granted approximately 0.02 million and 0.1 million restricted shares to employees and directors of the Company at a fair value of $0.8 million and $6.5 million during the three and six months ended June 30, 2006, respectively. During the three and six months ended June 30, 2005, the Company granted approximately 0.03 million and 0.2 million shares to employees of the Company at a fair value of $1.0 million and $5.2 million, respectively. Compensation expense related to the fair value of these awards is recognized straight-line over the requisite service period based on those restricted stock grants that ultimately vest. The fair value is measured by the average of the high and low market price of the Company’s common stock on the date of grant. Restricted stock awards granted in 2006 generally vest ratably at 25 percent per year beginning with the first anniversary of the grant date. Restricted stock awards during the six months ended June 30, 2005 generally vest ratably at 20 percent per year beginning with the first anniversary of the grant date. The weighted average grant-date fair value of restricted shares granted during the six months ended June 30, 2006 and 2005 was $49.17 and $29.83 per share, respectively. The total fair value of shares vested during the three months ended June 30, 2006 and 2005 was $0.9 million and $0.5 million, respectively, and $8.0 million and $4.2 million during the six months ended June 30, 2006 and 2005, respectively.

Performance Vested Restricted Stock

During the first quarter of 2006, the Company granted performance vested restricted stock (“PVRSU”) to certain officers. The vesting of these stock awards is contingent upon the Company achieving specified earnings per share targets at the end of a three-year performance period and the employees continued employment. The performance conditions affect the number of shares that will ultimately vest. The range of possible stock-based award vesting is between 50% and 200% of the initial target. Under SFAS No. 123R, compensation expense related to these awards will be recognized over the requisite service period regardless of whether the performance targets have been met based on the Company’s estimate of the achievement of the performance target. The Company has currently estimated that 100% of the target will be achieved. The fair value is measured by the average of the high and low market price of the Company’s common stock on the date of grant. Compensation expense is recognized ratably over the requisite service period based on those PVRSU’s that ultimately vest. There were no grants of PVRSU during the three months ended June 30, 2006 or six months ended June 30, 2005.

The following table is a summary of activity related to PVRSU grants.

Six Months Ended June 30, 2006
Performance Vested Restricted Shares Granted	29,780
Weighted Average Grant Date Fair Value Per Share	$48.72
Aggregate Grant Date Fair Value ($000)	$1,451
Requisite Service Period	3 years

A summary of stock-based award activity as of June 30, 2006, and changes during the six months ended are presented below:

	Six Months Ended June 30, 2006
	Stock Options			Restricted Stock		Performance Vested Restricted Stock
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2006	3,753,001	$10.81		689,865	$21.28	—	$—
Granted	190,548	48.74		133,207	49.17	29,780	48.72
Exercised/Vested	(976,125)	8.18		(167,206)	17.24	—	—
Forfeited/Expired	(35,116)	10.07		(18,487)	28.66	—	—

Outstanding at June 30, 2006	2,932,308	$14.16	5.3 years	637,379	$27.95	29,780	$48.72

Options exercisable at June 30, 2006	1,793,947	$9.33	4.3 years

The components of the Company’s pretax stock-based compensation expense and associated income tax benefits is as follows for the three and six months ended June 30,:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2006	2005	2006	2005
Stock options	$0.8	$0.5	$2.4	$0.9
Restricted stock	1.3	0.9	2.5	1.7
Performance vested restricted stock	0.1	—	0.6	—

Total	$2.2	$1.4	$5.5	$2.6

Income tax benefits	$0.8	$0.5	$2.1	$1.0

Stock-based compensation expense on stock option and performance vested restricted stock grants made to a retirement eligible executive officer during the six months ended June 30, 2006 was recognized upon issuance of the grants rather than over the awards’ vesting period since the terms of the grant provide that the awards will vest upon retirement of the employee. Compensation costs recognized related to the vesting upon retirement eligibility totaled $0.9 million and $0.4 million for stock options and performance vested restricted stock, respectively.

The total unrecognized compensation costs related to stock-based awards that have not yet vested and the related weighted average amortization period over which the costs are to be recognized as of June 30, 2006 are as follows:

	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Amortization Period
	(in millions)
Stock options	$6.6	2.9 years
Restricted stock	15.9	3.3 years
Performance vested restricted stock	0.9	2.6 years

Total	$23.4

Dividends

On May 2, 2006, the Company declared a cash dividend of $0.13 per share (or approximately $8.6 million in the aggregate), which was paid on July 21, 2006 to shareholders of record on July 7, 2006. On February 13, 2006, the Company declared a cash dividend of $0.13 per share (or approximately $8.5 million in the aggregate), which was paid on April 21, 2006 to shareholders of record on April 7, 2006.

In May 2005, the Company declared a cash dividend of $0.1125 per share (or approximately $7.3 million in the aggregate), which was paid on July 22, 2005 to shareholders of record on July 8, 2005. In March 2005, the Company declared a cash dividend of $0.1125 per share (or approximately $7.2 million in the aggregate), which was paid on April 22, 2005 to shareholders of record on April 8, 2005.

Stock Repurchase Program

The Company did not repurchase common stock during the three and six months ended June 30, 2006 under its share repurchase program. During the three and six months ended June 30, 2005, the Company repurchased 0.1 million and 0.3 million shares, respectively, of its common stock under the share repurchase program at a total cost of $4.8 million and $18.8 million, respectively, including 0.1 million at a total cost of $6.0 million from one of the Company’s largest shareholders.

During the six months ended June 30, 2006 and 2005, the Company purchased 26,794 and 8,746 shares of common stock at a total cost of $1.1 million and $0.5 million, respectively, from employees to satisfy statutory minimum tax-withholding requirements from the vesting of restricted stock grants. These purchases were outside the share repurchase program initiated in June 1998. No shares were repurchased from employees to satisfy tax-withholding requirements during the three months ended June 30, 2006 and 2005.

8. Earnings Per Share

The following table reconciles the number of shares used in the basic and diluted earnings per share calculations.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2006	2005	2006	2005
Computation of Basic Earnings Per Share:
Net Income	$24,136	$21,548	$41,801	$33,547

Weighted average shares outstanding-basic	65,356	64,452	65,070	64,297

Basic earnings per share	$0.37	$0.33	$0.64	$0.52

Computation of Diluted Earnings Per Share:
Net income for diluted earnings per share	$24,136	$21,548	$41,801	$33,547
Weighted average shares outstanding-basic	65,356	64,452	65,070	64,297
Effect of Dilutive Securities:
Employee stock option and restricted stock plan	1,749	2,225	1,855	2,201

Weighted average shares outstanding-diluted	67,105	66,677	66,925	66,498

Diluted earnings per share	$0.36	$0.32	$0.62	$0.50

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share assumes dilution and is computed based on the weighted-average number of common shares outstanding after consideration of the dilutive effect of stock options and unvested restricted stock. The effect of dilutive securities is computed using the treasury stock method and average market prices during the period. There were no anti-dilutive options at June 30, 2006 and 2005. However, at June 30, 2006, PVRSUs totaling 29,780 were excluded from the computation since the performance conditions had not been met at the reporting date.

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

10. Pension Plans

The Company sponsors an unfunded non-qualified defined benefit plan (“SERP”) for certain senior executives. No assets are held with respect to the plan; therefore benefits are funded as paid to participants. The Company accounts for the SERP in accordance with SFAS No. 87, “Employers Accounting for Pensions.” For the three and six months ended June 30, 2006, the Company recorded $0.3 million and $0.6 million, respectively, of expense related to the SERP which is included in selling, general and administrative expense in the accompanying consolidated statements of income. For the three and six months ended June 30, 2005, the company recorded $0.2 million and $0.4 million, respectively, of expense related to the SERP. Based on the plan retirement age of 65 years old, no benefit payments are anticipated during the current fiscal year. The following table presents the components of net periodic benefit costs for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2006	2005	2006	2005
Components of net periodic pension cost:
Service cost	$170	$128	$339	$256
Interest cost	87	66	175	132
Amortizations
Prior service cost	14	14	28	28
(Gain)/Loss	19	9	38	18

Net periodic pension cost	$290	$217	$580	$434

11. Debt

On June 16, 2006, the Company entered into a new $350 million senior unsecured revolving credit agreement (the “Revolver”), with a syndicate of lenders. The proceeds from the Revolver were used to refinance and terminate the revolving credit facility under the Company’s existing senior credit facility (the “Old Credit Facility”). The Revolver allows the Company to borrow, repay and reborrow revolving loans up to $350 million (which includes swingline loans for up to $20 million and standby letters of credit up to $30 million) until the scheduled maturity date of June 16, 2011. The Company has the ability to request an increase in available borrowings under the Revolver by an additional amount of up to $150 million by obtaining the agreement of the existing lenders to increase their lending commitments or by adding additional lenders. The rate of interest generally applicable for revolving loans under the Revolver are, at the Company’s option, equal to either (i) the greater of the prime rate or the federal funds effective rate plus 50 basis points, or (ii) an adjusted LIBOR rate plus a margin between 22 and 70 basis points based on the Company’s credit rating. The Revolver requires the company to pay a quarterly facility fee, based upon the credit rating of the Company, at a rate between 8 and 17 1/2 basis points, on the full amount of the commitment (regardless of usage). The Revolver also requires the payment of a quarterly usage fee, based upon the credit rating of the Company, at a rate between 10 and 12 1/2 basis points, on the amount outstanding under the commitment, at all times when the amount borrowed under the Revolver exceeds 50% of the total commitment. The Revolver includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage. The Revolver also restricts the Company’s ability to make certain investments, incur certain debt, and dispose of assets, among other restrictions. As of June 30, 2006, the Company had $124.1 million of revolving loans outstanding pursuant to the Revolver.

The Company accounted for the refinancing of the Old Credit Facility in accordance with Emerging Issues Task Force (“EITF”) Issue No. 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.” Pursuant to this accounting pronouncement, the Company recorded a loss on extinguishment of debt of approximately $0.3 million.

As of June 30, 2006, in addition to the Revolver and $100 million of Senior Notes, the Company had a line of credit with a bank providing up to an aggregate of $10 million of borrowings, which is due upon demand. The line of credit ranks pari-pasu (or equally) with the Company’s Revolver and includes customary financial and other covenants that require the maintenance of certain ratios identical to those included in the Company’s Revolver. Borrowings under the line of credit bear interest at rates established at the time of borrowing based on prime rate minus 175 basis points. As of June 30, 2006, the Company had no amounts outstanding pursuant to this line of credit.

Effective July 14, 2006, the Company’s Senior Notes are guaranteed fully and unconditionally by 7 wholly-owned subsidiaries. Choice Hotels International, Inc. along with these subsidiaries represent approximately 95% of the Company’s revenues and operating income. There are no legal or regulatory restrictions on the payment of dividends to Choice Hotels International, Inc. from subsidiaries that do not guarantee the Senior Notes.

As of June 30, 2006, total debt outstanding for the Company was $224.5 million, of which $0.1 million was scheduled to mature in the twelve months ending June 30, 2007.

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

The following table presents the financial information for the Company’s franchising segment.

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
(In thousands)	Franchising	Corporate & Other	Consolidated	Franchising	Corporate & Other	Consolidated
Revenues	$139,360	$1,180	$140,540	$121,154	$1,141	$122,295
Operating income (loss)	$54,665	$(12,551)	$42,114	$47,404	$(9,987)	$37,417

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
(In thousands)	Franchising	Corporate & Other	Consolidated	Franchising	Corporate & Other	Consolidated
Revenues	$247,798	$2,160	$249,958	$211,402	$2,061	$213,463
Operating income (loss)	$95,031	$(22,844)	$72,187	$78,728	$(19,012)	$59,716

13. Commitments and Contingencies

The Company is a defendant in a number of lawsuits arising in the ordinary course of business. In the opinion of management and the general counsel to the Company, the ultimate outcome of such litigation will not have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

In March 2006, the Company guaranteed $1 million of a bank loan funding a franchisee’s construction of a Cambria Suites in Green Bay, Wisconsin. The guaranty expires in June 2010. The Company has received personal guarantees from several of the franchisee’s principal owners related to repayment of any amounts paid by the Company under this guaranty.

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

14. Recently Issued Accounting Standards

In March 2006, the EITF issued EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” A tentative consensus was reached that a company should disclose its accounting policy (i.e. gross or net presentation) regarding the presentation of taxes within the scope of EITF 06-3 in the income statement. If taxes are significant, a company should disclose its policy of presenting taxes. In addition, for any such taxes that are reported on a gross basis, the company should disclose the amounts of those taxes. The guidance is effective for periods beginning after December 15, 2006. We present company sales net of sales taxes. This issue will not impact the method for recording these sales taxes in our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the potential impact of this interpretation.

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

Overview

We are a hotel franchisor with franchise agreements representing 5,284 hotels open and 752 hotels under development as of June 30, 2006, with 431,474 rooms and 59,758 rooms, respectively, in 49 states, the District of Columbia and more than 40 countries and territories outside the United States. Our brand names include Comfort Inn, Comfort Suites, Quality, Clarion, Sleep Inn, Econo Lodge, Rodeway Inn, MainStay Suites, Cambria Suites, Suburban Extended Stay Hotel and Flag Hotels.

The Company conducts its international franchise operations primarily through master franchising and investments in non-domestic lodging franchise companies which allow the use of our brands by third parties in foreign countries. As a result, although international hotels represents approximately 22% of hotels in our franchise system, approximately 95% of the Company’s revenues are derived from hotels directly franchised in the United States.

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

Our Company articulates its mission as a commitment to our customers’ profitability by providing our customers with hotel franchises that generate the highest return on investment of any hotel franchise. We have developed an operating system dedicated to our franchisees’ success: One that focuses on delivering guests to our franchised hotels and reducing costs for our hotel owners. We strive every day to continuously improve our franchise offerings to enhance our customers’ profitability and create the highest return on investment of any hotel franchise.

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

Maximizing Financial Returns and Creating Value for Shareholders. Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. We believe our strong and predictable cash flows create a strong financial position that provides us a competitive advantage. Our business does not require significant capital to operate and grow, therefore, we can maintain a capital structure that generates high financial returns and use our excess cash flow to increase returns to our shareholders. We have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. We have repurchased 33.6 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $711.9 million since the program’s inception. Considering the effect of the two-for-one stock split, the Company has repurchased 66.6 million shares at an average price of $10.69 per share. Our cash flows from operations support our ability to complete the repurchase of approximately 5.1 million shares presently remaining under our current board of directors’ authorization. The Company expects to continue to return value to its shareholders through a combination of dividends and share repurchases, subject to market and other conditions and upon completion of the current authorization we will evaluate the propriety of additional share repurchases with our board of directors. During the second quarter of 2006, we paid cash dividends totaling approximately $8.5 million and we presently expect to continue to pay dividends in the future. On May 2, 2006, our board of directors declared a cash dividend of $0.13 on outstanding common shares payable on July 21, 2006 to shareholders of record on July 7, 2006. Based on our present dividend rate and outstanding share count, aggregate annual dividends would be approximately $34.1 million.

We believe these value drivers, when properly implemented, will enhance our profitability, maximize our financial returns and continue to generate value for our shareholders. The ultimate measure of our success will be reflected in the items below.

Results of Operation: Royalty fees, operating income, net income and diluted earnings per share (“EPS”) represent key measurements of these value drivers. In the three months ended June 30, 2006, royalty fees revenue and operating income totaled approximately $53.1 million and $42.1 million, respectively, increases of 14% and 13%, respectively from the same period in 2005. Net income for the three months ended June 30, 2006 increased to $24.1 million, an increase of $2.6 million over the three months ended June 30, 2005, a 12% increase. Diluted earnings per share for the first quarter of 2006 were $0.36, a 12.5% improvement over the three months ended June 30, 2005 resulting primarily from increased net income. These measurements will continue to be a key management focus in 2006 and beyond.

Refer to MD&A heading “Operations Review” for additional analysis of our results.

Liquidity and Capital Resources: The Company generates significant cash flows from operations. In the six months ended June 30, 2006 and 2005, net cash provided by operating activities was $62.5 million and $63.3 million, respectively. Since our business does not require significant reinvestment of capital, we utilize cash in ways that management believes provide the greatest returns to our shareholders, which include share repurchases and dividends. We believe the Company’s cash flow from operations and available financing capacity are sufficient to meet the expected future operating, investing and financing needs of the business.

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

Operations Review

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2006 and June 30, 2005

The Company recorded net income of $24.1 million for the three months ended June 30, 2006, an increase of $2.6 million, or 12% from $21.5 million for the quarter ended June 30, 2005. The increase in net income for the three months ended June 30, 2006 is primarily attributable to a $4.7 million improvement in operating income and a decline in the effective income tax rate from 36.9% to 36.0%. The effective income tax rate declined primarily due to an increase in the proportion of foreign income earned over the prior year period, which is taxed at lower rates than statutory U.S. income tax rates. Operating income increased as a result of an $8.1 million, or 13.8% increase in franchising revenues (total revenues excluding marketing and reservation revenues and hotel operations) partially offset by a $3.0 million increase in selling, general and administrative expense and a $0.4 million increase in depreciation and amortization. The $1.2 million increase in net other income and expenses, net, was primarily related to investment losses on assets held in the Company’s non-qualified employee benefit plans, a $0.3 million loss on extinguishment of debt and additional interest expense due to an increase in the Company’s short-term borrowing rates.

Summarized financial results for the three months ended June 30, 2006 and 2005 are as follows:

(in thousands, except per share amounts)	2006	2005
REVENUES:
Royalty fees	$53,146	$46,515
Initial franchise and relicensing fees	6,723	6,591
Partner services	4,900	4,596
Marketing and reservation	72,742	62,610
Hotel operations	1,180	1,141
Other	1,849	842

Total revenues	140,540	122,295

OPERATING EXPENSES:
Selling, general and administrative	22,242	19,199
Depreciation and amortization	2,642	2,256
Marketing and reservation	72,742	62,610
Hotel operations	800	813

Total operating expenses	98,426	84,878

Operating income	42,114	37,417

OTHER INCOME AND EXPENSES:
Interest expense	4,044	3,872
Interest and other investment (income) loss	174	(404)
Equity in net income of affiliates	(130)	(155)
Loss on extinguishment of debt	342	—
Other	—	(53)

Total other income and expenses, net	4,430	3,260

Income before income taxes	37,684	34,157
Income taxes	13,548	12,609

Net income	$24,136	$21,548

Weighted average shares outstanding – diluted	67,105	66,677

Diluted earnings per share	$0.36	$0.32

Management analyzes its business based on franchising revenues, which is total revenues excluding marketing and reservation revenues and hotel operations, and franchise operating expenses that are reflected as selling, general and administrative expenses.

Franchising Revenues: Franchising revenues were $66.6 million for the three months ended June 30, 2006 compared to $58.5 million for the three months ended June 30, 2005. The growth in franchising revenues is primarily due to increases in royalty revenues, partner services and other revenues of 14%, 7% and 120%, respectively.

Royalty fees increased $6.6 million to $53.1 million from $46.5 million in the three months ended June 30, 2005, an increase of 14.3%. Excluding the franchises obtained in the acquisition of Suburban, the increase in royalties is attributable to a combination of factors including a 2.1% increase in the number of domestic franchised hotel rooms, a 7.7% increase in RevPAR from $37.95 to $40.87 and an increase in the effective royalty rate of the domestic hotel system to 4.12% from 4.09%. The acquisition of Suburban contributed approximately $0.8 million of royalty fees in the three months ended June 30, 2006.

A summary of the Company’s domestic franchised hotels operating information is as follows:

	For the Three Months Ended June 30, 2006			For the Three Months Ended June 30, 2005			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$71.84	64.0%	$45.97	$67.32	61.7%	$41.51	6.7%	230 bp	s	10.7%
Comfort Suites	83.04	69.5%	57.72	77.37	67.3%	52.09	7.3%	220 bp	s	10.8%
Quality	66.18	56.5%	37.36	64.39	55.0%	35.44	2.8%	150 bp	s	5.4%
Clarion	77.77	53.5%	41.63	73.33	53.8%	39.46	6.1%	(30) bp	s	5.5%
Sleep	66.69	65.2%	43.47	62.49	62.5%	39.07	6.7%	270 bp	s	11.3%
Mainstay	67.43	70.3%	47.39	63.75	66.7%	42.55	5.8%	360 bp	s	11.4%
Econo Lodge	52.09	47.5%	24.75	49.68	48.4%	24.05	4.9%	(90) bp	s	2.9%
Rodeway	49.98	44.5%	22.23	46.93	47.2%	22.15	6.5%	(270) bp	s	0.4%

Total Domestic System*	$69.01	59.2%	$40.87	$65.30	58.1%	$37.95	5.7%	110 bp	s	7.7%

*	Amounts exclude Suburban activity from April 1, 2006 through June 30, 2006 because comparable pre-acquisition data for Q2 2005 is not available.

Including franchises acquired from Suburban, the number of domestic rooms on-line increased to 332,656 as of June 30, 2006 from 317,477 as of June 30, 2005, an increase of 4.8%. The total number of domestic hotels on-line grew 4.8% to 4,116 as of June 30, 2006 from 3,926 as of June 30, 2005. International rooms on-line increased to 98,818 as of June 30, 2006 from 97,211 as of June 30, 2005, a 1.7% increase. The total number of international hotels on-line also increased from 1,161 as of June 30, 2005 to 1,168 as of June 30, 2006, an increase of 0.6%. A summary of the domestic hotels and rooms on-line at June 30, 2006 and June 30, 2005 by brand is as follows:

	June 30, 2006		June 30, 2005		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	%	%
COMFORT INN	1,411	110,440	1,448	114,023	(37)	(3,583)	(2.6)%	(3.1)%
COMFORT SUITES	417	32,786	402	31,648	15	1,138	3.7%	3.6%
QUALITY	692	68,407	612	61,783	80	6,624	13.1%	10.7%
CLARION	157	23,262	155	23,543	2	(281)	1.3%	(1.2)%
SLEEP	320	24,133	317	24,169	3	(36)	0.9%	(0.1)%
MAINSTAY	27	2,047	28	2,189	(1)	(142)	(3.6)%	(6.5)%
SUBURBAN	64	8,439	—	—	64	8,439	NM	NM
ECONO LODGE	825	50,673	795	49,741	30	932	3.8%	1.9%
RODEWAY	203	12,469	169	10,381	34	2,088	20.1%	20.1%

TOTAL DOMESTIC FRANCHISES	4,116	332,656	3,926	317,477	190	15,179	4.8%	4.8%

As of June 30, 2006, the Company had 687 franchised hotels with 53,765 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 471 hotels and 36,058 rooms at June 30, 2005. The Company had an additional 65 franchised hotels with 5,993 rooms under development in its international system as of June 30, 2006 compared to 92 hotels and 8,329 rooms at June 30, 2005. While the Company’s hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.

Net domestic franchise additions during the three months ended June 30, 2006 were 46 compared to 58 for the same period a year ago. Gross domestic franchise additions increased from 102 for the three months ended June 30, 2005 to 114 for the same period of 2006. Net franchise terminations increased to 68 for the three months ended June 30, 2006 from 44 in the same period of 2005. During the second quarter of 2006, the Company has continued to execute its strategy to replace franchised hotels that do not meet our brand standards or are underperforming in their market. This strategy has resulted in a slightly lower annual growth rate in our domestic franchised rooms than historically achieved. As the competition gets stronger and more focused on limited service franchising, the Company will continue to focus on improving its system hotels and utilizing the domestic hotels under development as a strong platform for continued system growth.

Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise agreements decreased 5% to $3.7 million for the three months ended June 30, 2006 from $3.9 million for the three months ended June 30, 2005. The Company executed 155 new domestic franchise agreements in the three months ended June 30, 2006 representing 12,956 rooms compared to 173 agreements representing 14,432 rooms executed in the three months ended June 30, 2005, both decreases of 10%. During the three months ended June 30, 2006, 58 of the executed agreements were for new construction hotel franchises, representing 4,320 rooms, compared to 59 contracts, representing 4,629 rooms for the same period a year ago, decreases of approximately 2% and 7%, respectively. As a result of the continued positive lodging industry cycle, conversion hotel franchise executed contracts declined 15% from 114 for the three months ended June 30, 2005 to 97 for the quarter ended June 30, 2006. During the three months ended June 30, 2006, the Company executed 5 new franchise agreements for its Cambria brand bringing the total contracts executed since its launch in January 2005 to 28. A summary of executed domestic franchise agreements by brand for the three months ended June 30, 2006 and 2005 is as follows:

	For the Three Months Ended June 30, 2006			For the Three Months Ended June 30, 2005			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
COMFORT INN	9	5	14	12	15	27	(25)%	(67)%	(48)%
COMFORT SUITES	29	2	31	16	3	19	81%	(33)%	63%
QUALITY	3	32	35	1	42	43	200%	(24)%	(19)%
CLARION	—	9	9	—	5	5	NM	80%	80%
SLEEP	7	—	7	15	—	15	(53)%	NM	(53)%
MAINSTAY	1	—	1	9	—	9	(89)%	NM	(89)%
SUBURBAN	3	2	5	—	—	—	NM	NM	NM
CAMBRIA SUITES	5	—	5	5	—	5	0%	NM	0%
ECONO LODGE	—	14	14	1	33	34	(100)%	(58)%	(59)%
RODEWAY	1	33	34	—	16	16	NM	106%	113%

TOTAL DOMESTIC SYSTEM	58	97	155	59	114	173	(2)%	(15)%	(10)%

Relicensing fees increased 11% to $3.0 million for the three months ended June 30, 2006 from $2.7 million for the three months ended June 30, 2005. Relicensing fees are charged to the new property owner of a franchised property whenever an ownership change occurs and the property remains in the franchise system. During the three months ended June 30, 2006, relicensings increased 10% from 83 in the second quarter of 2005 to 91 for the three months ended June 30, 2006.

Partner services revenue increased 7% to $4.9 million resulting primarily from increased vendor sponsorship of our annual franchisee convention. Other income increased $1.0 million to $1.8 million for the three months ended June 30, 2006 primarily due to an increase in liquidated damage collections related to the early termination of franchise agreements.

Franchise Expenses: The cost to operate the franchising business is reflected in selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $22.2 million for the three months ended June 30, 2006, an increase of $3.0 million from the three months ended June 30, 2005 total of $19.2 million. As a percentage of revenues, excluding marketing and reservation fees and hotel operations, total SG&A expenses were 33.4% for the three months ended June 30, 2006 compared to 32.8% for the three months ended June 30, 2005. Expenses increased primarily due to higher compensation costs related to stock compensation, the launch of the Company’s Cambria Suites brand and the acquisition of Suburban.

Depreciation and Amortization: Expenses increased $0.4 million to $2.6 million for the three months ended June 30, 2006 due to the acceleration of depreciation resulting from the renovation and replacement of furniture, fixtures and equipment at two of the Company-owned Mainstay Suites.

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

Total marketing and reservations revenues were $72.7 million and $62.6 million for the three months ended June 30, 2006 and 2005, respectively. Depreciation and amortization attributable to marketing and reservation activities was $2.0 million and $1.9 million for the three months ended June 30, 2006 and 2005, respectively. Interest expense attributable to reservation activities was $0.2 million and $0.3 million for the three months ended June 30, 2006 and 2005, respectively. Marketing and reservation activities generated $0.7 million of positive operating cash flow for the six months ended June 30, 2006. Cash advances for marketing and reservations activities totaled $5.8 million for the six months ended June 30, 2005. As of June 30, 2006, the Company’s balance sheet includes a receivable of $16.6 million for marketing fees and a payable of $3.7 million for reservation fees. At December 31, 2005, the Company’s balance sheet contained a receivable for marketing fees of $13.2 million and a payable of $3.6 million for reservation fees. This receivable is recorded as an asset in the financial statements as the Company has the contractual authority to require that the franchisees in the system at any given point repay the Company for any deficits related to marketing and reservations activities. The Company’s current franchisees are legally obligated to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue. The Company has no present intention to accelerate repayment of the deficit from current franchisees. Cumulative reservation and marketing fees not expended are recorded as a payable in the financial statements and are carried over to the next period and expended in accordance with the franchise agreements.

Other Income and Expenses: Other income and expense, net, increased $1.1 million to an expense of $4.4 million for the three months ended June 30, 2006 from $3.3 million for the same period in 2005. This increase resulted primarily from a $0.3 million decline in fair value of investments held in non-qualified employee benefit plans versus a $0.3 million appreciation of these investments in the prior year period and a loss on extinguishment of debt of $0.3 million attributable to the refinancing of our senior credit facility during 2006. In addition, interest expense increased $0.2 million due to an increase in short-term borrowing rates. The Company’s weighted average interest rate as of June 30, 2006 was 6.34% compared to 5.04% as of June 30, 2005.

Income Taxes: The Company’s effective income tax provision rate was 36.0% for the three months ended June 30, 2006, a decrease of 90 basis points from the effective income tax provision rate of 36.9% for the three months ended June 30, 2005. The effective income tax rate declined primarily due to an increase in the proportion of foreign income earned over the prior year period, which is taxed at lower rates than statutory federal income tax rates. The 2006 and 2005 effective income tax rates include $0.3 million and $0.2 million of provisions for income tax contingencies, respectively. Depending upon the outcome of certain income tax contingencies during the third and fourth quarter of 2006 up to $13.7 million and $0.4 million, respectively, of additional income tax benefits may be reflected in our 2006 results of operations from the reversal of reserves.

Net income for the three months ended June 30, 2006 increased by 12.0% to $24.1 million, and diluted earnings per share increased 12.5% to $0.36 for the three months ended June 30, 2006 from $0.32 reported for the three months ended June 30, 2005.

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2006 and June 30, 2005

The Company recorded net income of $41.8 million for the six months ended June 30, 2006, an increase of $8.3 million, or 25% from $33.5 million for the same period in 2005. The increase in net income for the six months ended June 30, 2006 is primarily attributable to a $12.5 million improvement in operating income and a decline in the effective income tax rate from 36.8% to 35.4%. The effective income tax rate declined primarily due to an increase in the proportion of foreign income earned over the prior year period, which is taxed at lower rates than statutory U.S. income tax rates. Operating income increased as a result of a $17.3 million, or 17.4% increase in franchising revenues (total revenues excluding marketing and reservation revenues and hotel operations) partially offset by a $4.6 million increase in selling, general and administrative expense. The $0.8 million increase in net other income and expenses, net, was primarily related to a $0.3 million loss on extinguishment of debt in the second quarter of 2006 and additional interest expense due to an increase in the Company’s short-term borrowing rates, offset by increases in investment income earned on assets held in the Company’s non-qualified employee benefit plans.

Summarized financial results for the six months ended June 30, 2006 and 2005 are as follows:

(in thousands, except per share amounts)	2006	2005
REVENUES:
Royalty fees	$93,010	$80,157
Initial franchise and relicensing fees	12,366	10,902
Partner services	7,682	7,236
Marketing and reservation	130,718	111,653
Hotel operations	2,160	2,061
Other	4,022	1,454

Total revenues	249,958	213,463

OPERATING EXPENSES:
Selling, general and administrative	40,517	35,952
Depreciation and amortization	4,991	4,581
Marketing and reservation	130,718	111,653
Hotel operations	1,545	1,561

Total operating expenses	177,771	153,747

Operating income	72,187	59,716

OTHER INCOME AND EXPENSES:
Interest expense	8,084	7,479
Interest and other investment income	(530)	(273)
Equity in net income of affiliates	(388)	(354)
Loss on extinguishment of debt	342	—
Other	—	(186)

Total other income and expenses, net	7,508	6,666

Income before income taxes	64,679	53,050
Income taxes	22,878	19,503

Net income	$41,801	$33,547

Weighted average shares outstanding – diluted	66,925	66,498

Diluted earnings per share	$0.62	$0.50

Franchising Revenues: Franchising revenues were $117.1 million for the six months ended June 30, 2006 compared to $99.7 million for the six months ended June 30, 2005. The growth in franchising revenues is primarily due to increases in royalty revenues, initial and relicensing fees and other revenues of 16%, 13% and 177%, respectively.

Royalty fees increased $12.8 million to $93.0 million from $80.2 million in the six months ended June 30, 2005, an increase of 16.0%. Excluding the franchises obtained in the acquisition of Suburban, the increase in royalties is attributable to a combination of factors including a 2.1% increase in the number of domestic franchised hotel rooms, an 8.4% increase in RevPAR from $33.32 to $36.12 and an increase in the effective royalty rate of the domestic hotel system to 4.10% from 4.08%. The acquisition of Suburban contributed approximately $1.5 million of royalty fees in the six months ended June 30, 2006.

A summary of the Company’s domestic franchised hotels operating information is as follows:

	For the Six Months Ended June 30, 2006			For the Six Months Ended June 30, 2005			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$69.76	57.9%	$40.40	$65.58	55.7%	$36.51	6.4%	220 bp	s	10.7%
Comfort Suites	81.30	64.3%	52.24	75.65	61.5%	46.52	7.5%	280 bp	s	12.3%
Quality	64.26	50.8%	32.63	62.17	49.5%	30.78	3.4%	130 bp	s	6.0%
Clarion	77.11	48.1%	37.11	71.87	47.8%	34.35	7.3%	30 bp	s	8.0%
Sleep	64.64	58.6%	37.87	60.39	56.4%	34.06	7.0%	220 bp	s	11.2%
Mainstay	66.48	63.7%	42.33	62.37	60.6%	37.80	6.6%	310 bp	s	12.0%
Econo Lodge	50.52	43.3%	21.89	48.13	43.6%	21.00	5.0%	(30) bp	s	4.2%
Rodeway	48.57	41.9%	20.33	46.22	43.4%	20.05	5.1%	(150) bp	s	1.4%

Total Domestic System*	$67.21	53.7%	$36.12	$63.51	52.5%	$33.32	5.8%	120 bp	s	8.4%

*	Amounts exclude Suburban activity from January 1, 2006 through June 30, 2006 because comparable pre-acquisition data for the six months ended June 30, 2005 is not available.

Net domestic franchise additions during the six months ended June 30, 2006 were 68 compared to 92 for the same period a year ago. Gross domestic franchise additions declined from 190 for the six months ended June 30, 2005 to 186 for the same period of 2006. Net franchise terminations increased to

118 for the six months ended June 30, 2006 from 98 in the same period of 2005. During the first six months of 2006, the Company has continued to execute its strategy to replace franchised hotels that do not meet our brand standards or are underperforming in their market. This strategy has resulted in a slightly lower annual growth rate in our domestic franchised rooms than historically achieved. As the competition gets stronger and more focused on limited service franchising, the Company will continue to focus on improving its system hotels and utilizing the domestic hotels under development as a strong platform for continued system growth.

Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise agreements increased 8% to $6.8 million for the six months ended June 30, 2006 from $6.3 million for the six months ended June 30, 2005. The increased revenues reflect increased sales of our new construction brands, most notably with our Cambria Suites and Comfort Suites offerings, which carry a higher average initial fee than our conversion brands. New domestic franchise agreements executed in the six months ended June 30, 2006 totaled 275 representing 23,648 rooms compared to 276 agreements representing 23,238 rooms executed in the six months ended June 30, 2005. During the six months ended June 30, 2006, 106 of the executed agreements were for new construction hotel franchises, representing 8,337 rooms, compared to 93 contracts, representing 7,055 rooms for the same period a year ago, increases of approximately 14% and 18%, respectively. As a result of the continued positive lodging industry cycle, conversion hotel franchise executed contracts declined 8% from 183 for the six months ended June 30, 2005 to 169 for the same period of 2006. During the six months ended June 30, 2006, the Company executed 15 new franchise agreements for its Cambria brand bringing the total contracts executed since its launch in January 2005 to 28. A summary of executed domestic franchise agreements by brand for the six months ended June 30, 2006 and 2005 is as follows:

	For the Six Months Ended June 30, 2006			For the Six Months Ended June 30, 2005			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
COMFORT INN	24	18	42	20	25	45	20%	(28)%	(7)%
COMFORT SUITES	41	2	43	29	3	32	41%	(33)%	34%
QUALITY	5	57	62	2	72	74	150%	(21)%	(16)%
CLARION	1	18	19	1	8	9	0%	125%	111%
SLEEP	10	—	10	22	1	23	(55)%	(100)%	(57)%
MAINSTAY	3	1	4	9	—	9	(67)%	NM	(56)%
SUBURBAN	6	2	8	—	—	—	NM	NM	NM
CAMBRIA SUITES	15	—	15	6	—	6	150%	NM	150%
ECONO LODGE	—	23	23	4	49	53	(100)%	(53)%	(57)%
RODEWAY	1	48	49	—	25	25	NM	92%	96%

TOTAL DOMESTIC SYSTEM	106	169	275	93	183	276	14%	(8)%	0%

Relicensing fees increased 22% to $5.6 million for the six months ended June 30, 2006 from $4.6 million for the six months ended June 30, 2005. Relicensing fees are charged to the new property owner of a franchised property whenever an ownership change occurs and the property remains in the franchise system. During the six months ended June 30, 2006, relicensings increased 19% from 145 in the first half of 2005 to 173 for the six months ended June 30, 2006.

Other income increased $2.6 million to $4.0 million for the six months ended June 30, 2006 primarily due to an increase in liquidated damage collections related to the early termination of franchise agreements.

Franchise Expenses: The cost to operate the franchising business is reflected in selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $40.5 million for the six months ended June 30, 2006, an increase of $4.5 million from the six months ended June 30, 2005 total of $36.0 million. As a percentage of revenues, excluding marketing and reservation fees and hotel operations, total SG&A expenses were 34.6% for the six months ended June 30, 2006 compared to 36.0% for the six months ended June 30, 2005. Expenses increased primarily due to higher compensation costs related to stock compensation, the launch of the Company’s Cambria Suites brand and the acquisition of Suburban. Despite the increase in expenses, SG&A as a percentage of franchise revenues declined since our variable overhead costs associated with franchise system growth have historically been less than incremental royalty fees generated from new franchises.

Depreciation and Amortization: Expenses increased $0.4 million to $5.0 million for the six months ended June 30, 2006 due to the acceleration of depreciation resulting from the renovation and replacement of furniture, fixtures and equipment at two of the Company-owned Mainstay Suites during the second quarter.

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

Total marketing and reservations revenues were $130.7 million and $111.7 million for the six months ended June 30, 2006 and 2005, respectively. Depreciation and amortization attributable to marketing and reservation activities was $3.9 million for both the six months ended June 30, 2006 and 2005. Interest expense attributable to reservation activities was $0.4 million and $0.5 million for the six months ended June 30, 2006 and 2005, respectively.

Other Income and Expenses: Other income and expenses, net, increased $0.8 million to an expense of $7.5 million for the six months ended June 30, 2006 from $6.7 million for the same period in 2005. This increase resulted primarily from a $0.6 million increase in interest expense resulting from higher average interest rates on the Company’s variable rate debt and a loss on extinguishment of debt of $0.3 million attributable to the refinancing of our senior credit facility during the second quarter of 2006, offset by an increase of $0.3 million in the appreciation of investments held in non-qualified employee benefit plans versus the prior year period. The Company’s weighted average interest rate as of June 30, 2006 was 6.34% compared to 5.04% as of June 30, 2005.

Income Taxes: The Company’s effective income tax provision rate was 35.4% for the six months ended June 30, 2006, a decrease of 140 basis points from the effective income tax provision rate of 36.8% for the six months ended June 30, 2005. The effective income tax rate declined primarily due to an increase in the proportion of foreign income earned over the prior year period, which is taxed at lower rates than statutory federal income tax rates. The 2006 and 2005 effective income tax rates include $0.2 million and $0.5 million of provisions for income tax contingencies, respectively. Depending upon the outcome of certain income tax contingencies during the third and fourth quarter of 2006 up to $13.7 million and $0.4 million, respectively, of additional income tax benefits may be reflected in our 2006 results of operations from the reversal of reserves.

Net income for the six months ended June 30, 2006 increased by 24.6% to $41.8 million, and diluted earnings per share increased 24.0% to $0.62 for the six months ended June 30, 2006 from $0.50 reported for the six months ended June 30, 2005.

Liquidity and Capital Resources

Net cash provided by operating activities was $62.5 million and $63.3 million for the six months ended June 30, 2006 and 2005, respectively. Cash flows from operating activities declined primarily due to the reclassification of excess tax benefits from stock-based compensation from operating to financing activities due to the adoption of SFAS No.123R beginning on January 1, 2006. Operating cash flows for the six months ended June 30, 2005 included $6.0 million of these tax benefits. Excluding these amounts, net cash flow provided by operating activities increased by $5.2 million primarily due to improvements in operating income over the prior year period.

Net cash provided related to marketing and reservation activities totaled $0.7 million during the six months ended June 30, 2006 compared to net cash advances of $5.8 million during the six months ended June 30, 2005. The increase in cash flows from marketing and reservation activities relates primarily to the timing of advertising and promotional costs spending versus the prior year. The Company expects marketing and reservation activities to generate positive cash flows of between $9 million and $13 million in 2006.

Cash used in investing activities for the six months ended June 30, 2006 and 2005 was $9.5 million and $10.8 million, respectively. As a lodging franchisor, Choice has relatively low capital expenditure requirements. During the six months ended June 30, 2006 and 2005, capital expenditures totaled $4.0 million and $8.0 million, respectively. Capital expenditures primarily include renovations of the Company’s three owned MainStay Suites and the installation and upgrades of system-wide property and yield management systems.

Financing cash flows relate primarily to the Company’s borrowings under its credit lines, treasury stock purchases and dividends. On June 16, 2006, the Company entered into a new $350 million senior unsecured revolving credit agreement (the “Revolver”), with a syndicate of lenders. The proceeds from the Revolver were used to refinance and terminate the revolving credit facility under the Company’s existing senior credit facility (the “Old Credit Facility”). The Revolver allows the Company to borrow, repay and reborrow revolving loans up to $350 million (which includes swingline loans for up to $20 million and standby letters of credit up to $30 million) until the scheduled maturity date of June 16, 2011. The Company has the ability to request an increase in available borrowings under the Revolver by an additional amount of up to $150 million by obtaining the agreement of the existing lenders to increase their lending commitments or by adding additional lenders. The rate of interest generally applicable for revolving loans under the Revolver are, at the Company’s option, equal to either (i) the greater of the prime rate or the federal funds effective rate plus 50 basis points, or (ii) an adjusted LIBOR rate plus a margin between 22 and 70 basis points based on the Company’s credit rating. The Revolver requires the company to pay a quarterly facility fee, based upon the credit rating of the Company, at a rate between 8 and 17 1/2 basis points, on the full amount of the commitment (regardless of usage). The Revolver also requires the payment of a quarterly usage fee, based upon the credit rating of the Company, at a rate between 10 and 12 1/2 basis points, on the amount outstanding under the commitment, at all times when the amount borrowed under the Revolver exceeds 50% of the total commitment. The Revolver includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage. The Revolver also restricts the Company’s ability to make certain investments, incur certain debt, and dispose of assets, among other restrictions. As of June 30, 2006, the Company had $124.1 million of revolving loans outstanding pursuant to the Revolver.

In 1998, the Company completed a $100 million senior unsecured note offering (“the Senior Notes”), bearing a coupon rate of 7.13% with an effective rate of 7.22%. The Senior Notes will mature on May 1, 2008, with interest to be paid semi-annually. The Company used the net proceeds from the offering of approximately $99 million to repay amounts outstanding under the Company’s previous credit facility. The Senior Notes contain a call provision that would require the Company to pay a premium if the Senior Notes were redeemed prior to their maturity.

Effective July 14, 2006, the Company’s Senior Notes are guaranteed fully and unconditionally by 7 wholly-owned subsidiaries. Choice Hotels International, Inc. along with these subsidiaries represent approximately 95% of the Company’s revenues and operating income. There are no legal or regulatory restrictions on the payment of dividends to Choice Hotels International, Inc. from subsidiaries that do not guarantee the Senior Notes.

The Company has a line of credit with a bank providing up to an aggregate of $10 million of borrowings which is due upon demand. The line of credit ranks pari-pasu (or equally) with the Revolver. Borrowings under the line of credit bear interest at rates established at the time of the borrowings based on prime minus 175 basis points. As of June 30, 2006, no amounts were outstanding pursuant to this line of credit.

As of June 30, 2006, the total debt outstanding for the Company was $224.5 million, of which $0.1 million was scheduled to mature in the twelve months ending June 30, 2007.

Through June 30, 2006, the Company had purchased 33.6 million shares (including 33.0 million prior to the two-for-one stock split) of its common stock under its share repurchase program at a total cost of $711.9 million. Considering the effect of the two-for-one stock split in October 2005, the Company has repurchased 66.6 million shares at an average price of $10.69 per share. The Company did not purchase any shares under its repurchase program during the six months ended June 30, 2006. At June 30, 2006, the Company had approximately 66.3 million shares of common stock outstanding and had remaining authorization to purchase up to 5.1 million shares.

In the fourth quarter of 2003, the Company initiated a cash dividend on its common stock. In September 2004, the Company’s board of directors increased the quarterly dividend rate to $0.1125, a 12.5% increase from the previous quarterly rate of $0.10. This increase raised the annual dividend rate on the Company’s common stock from $0.40 to $0.45 per share. In September 2005, the Company’s board of directors again increased the quarterly dividend rate to $0.13, a 15.6% increase from the previous quarter rate of $0.1125. This increase raised the annual dividend rate on the Company’s common stock from $0.45 to $0.52 per share. Dividends paid in the first six months of 2006 were approximately $16.9 million and we expect dividends in 2006 to be approximately $34.1 million.

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

Stock Compensation.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires that the compensation cost relating to share based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective application method and began applying its provisions to (i) new awards, (ii) awards modified subsequent to the adoption date, (iii) any outstanding awards for which all requisite service has not yet been rendered. Under the modified-prospective application method, compensation costs will be recognized on the unvested portion of awards at January 1, 2006 based on the grant-date fair value used for pro-forma disclosures under SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” over the remaining vesting period. Under this transition method, prior period results have not been restated. The adoption of SFAS No. 123R reduced both operating income and net income by approximately $0.1 million for the three months ended June 30, 2006 and $0.3 million and $0.2 million for the six months ended June 30, 2006, respectively. The adoption did not have a material impact on reported earnings per share or the Company’s financial statements since the Company has been expensing share-based awards granted since January 1, 2003 under the provisions of SFAS No. 123. Prior to January 1, 2003, the Company accounted for stock-based awards under APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”).

Prior to the adoption of SFAS No. 123R, no stock-based compensation cost was reflected in the accompanying consolidated statements of income related to the grant of stock options which occurred prior to January 1, 2003, because the Company accounted for those grants under APB Opinion No. 25 and all such stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the six months ended June 30, 2005 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. The effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 148 to all stock compensation for the three and six months ended June 30, 2005 is set forth in Note 3 to our consolidated financial statements.

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

In March 2006, the EITF issued EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” A tentative consensus was reached that a company should disclose its accounting policy (i.e. gross or net presentation) regarding the presentation of taxes within the scope of EITF 06-3 in the income statement. If taxes are significant, a company should disclose its policy of presenting taxes. In addition, for any such taxes that are reported on a gross basis, the company should disclose the amounts of those taxes. The guidance is effective for periods beginning after December 15, 2006. We present company sales net of sales taxes. This issue will not impact the method for recording these sales taxes in our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the potential impact of this interpretation.

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

At June 30, 2006 and December 31, 2005, the Company had $224.5 million and $274.1 million of debt outstanding at an effective interest rate of 6.3% and 6.0%, respectively. A hypothetical change of 10% in the Company’s effective interest rate from June 30, 2006 levels would increase or decrease annual interest expense by $0.7 million. Prior to scheduled maturities, the Company expects to refinance its long-term debt obligations.

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

An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2006 that materially affected, or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

The following table sets forth purchases of Choice Hotels International, Inc. common stock made by the Company during the six months ended June 30, 2006.

Month Ending	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2006	813	$42.16	—	5,102,701
February 28, 2006	25,981	47.81	—	5,102,701
March 31, 2006	—	—	—	5,102,701
April 30, 2006	—	—	—	5,102,701
May 31, 2006	—	—	—	5,102,701
June 30, 2006	—	—	—	5,102,701

Total	26,794	$47.64	—	5,102,701

During the six months ended June 30, 2006, the Company purchased 26,794 shares of common stock from employees to satisfy statutory minimum tax-withholding requirements from the vesting of restricted stock grants. These purchases were outside the share repurchase program initiated in June 1998.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 1, 2006. At the meeting, Fiona Dias, Charles A. Ledsinger, Jr. and Larry R. Levitan were each elected to a three-year term expiring in 2009. Raymond E. Schultz ended his service after the Annual Meeting of Shareholders. The terms of the following directors continued after the meeting:

William L. Jews

John T. Schwieters

David C. Sullivan

Stewart Bainum, Jr.

Ervin R. Shames

Gordon A. Smith

The Company’s shareholders voted to ratify the Board of Directors approval of the Choice Hotels International, Inc., 2006 Long-Term Incentive Plan (“2006 LTIP”) and the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006.

The following table summarizes the results of the voting for each matter voted upon at the annual meeting.

	Votes Cast
	For	Against	Withheld	Abstentions	Broker Non- Votes
Election of Fiona Dias	60,370,208	—	140,091	—	—
Election of Charles A. Ledsinger, Jr.	60,212,536	—	297,763	—	—
Election of Larry R. Levitan	60,375,323	—	134,976	—	—
Ratification of the Approval of the 2006 LTIP	63,666,524	1,386,117	—	138,983	—
Ratification of Appointment of PricewaterhouseCoopers LLP	60,443,106	28,397	—	38,795	—

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number and Description

Exhibit Number	Description
3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

3.02(a)	Amended and Restated Bylaws of Choice Hotels International, Inc.

4.01(l)

Senior Unsecured Revolving Credit Facility agreement dated June 16, 2006 among Choice Hotels International, Inc., Wachovia Bank, National Association, as Agents, SunTrust Bank, as Syndication Agent, Bank of America, N.A., as Documentation Agent, Wachovia Capital Markets, LLC, as Lead Arranger and Sole Book Manager, and the additional lenders named in the credit agreement.

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

4.04(f)	Specimen certificate of 7.125% Senior Note due 2008 (Original Note) (Attached as an exhibit to the Indenture set forth as Exhibit 4.03)

4.05(f)	Specimen certificate of 7.125% Senior Note due 2008 (Exchange Note) (Attached as an exhibit to the Indenture set forth as Exhibit 4.03)

4.07(m)	Agreement to furnish certain debt agreements

10.01(n)	Second Amended and Restated Employment Agreement between Choice Hotels International, Inc. and Charles A. Ledsinger, Jr. dated December 20, 2005

10.02(i)	Amended and Restated Chairman’s Service Agreement dated May 4, 2004 by and between Choice Hotels International, Inc. and Stewart Bainum, Jr.

10.03(d)	Amended and Restated Employment Agreement dated April 13, 1999 by and between Choice Hotels International, Inc. and Thomas Mirgon

10.04(e)	Choice Hotels International, Inc. 2006 Long- Term Incentive Plan

10.05(g)	Second Amended and Restated Employment Agreement dated April 13, 1999 between Choice Hotels International, Inc. and Michael J. DeSantis

10.06(h)	Commercial Lease dated May 29, 1998 among Columbia Pike I, LLC and Colesville Road, LLC (each an assignee of Manor Care, Inc.) and Choice Hotels International, Inc.

10.07(j)	Employment Agreement dated June 3, 1999 between Choice Hotels International, Inc. and Joseph M. Squeri

10.08(k)	Employment Agreement dated May 3, 2000 between Choice Hotels International, Inc. and Daniel Rothfeld

10.09(k)	Employment Agreement dated August 18, 2000 between Choice Hotels International, Inc. and Wayne Wielgus

10.10(c)	Amended and Restated Supplemental Executive Retirement Plan

10.11(b)	Choice Hotels International, Inc. Executive Deferred Compensation Plan

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Filed herewith
(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Registration Statement on Form S-4, filed August 31, 1998 (Reg. No. 333-62543).
(b)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003.
(c)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, filed April 2, 2001.
(d)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed on June 4, 1999.
(e)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on form 8-K dated May 1, 2006, filed on May 5, 2006.
(f)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q filed for the quarterly period ended March 31, 1998, filed on May 15, 1998.
(g)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1998, filed on August 11, 1998.
(h)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 30, 1999.
(i)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005.
(j)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed on August 16, 1999.
(k)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 14, 2000.
(l)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated June 16, 2006, filed June 21, 2006.
(m)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006.
(n)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated December 20, 2005, filed December 22, 2005.

(b) Reports on Form 8-K

The Company filed a report on Form 8-K, dated April 25, 2006, reporting that a press release had been issued reporting the Company’s earnings for the quarter ended March 31, 2006.

The Company filed a report on Form 8-K, dated April 28, 2006, releasing a presentation presented at the Jefferies Gaming, Lodging, Media & Entertainment Conference held on May 8, 2006 in Las Vegas, NV.

The Company filed a report on Form 8-K dated May 1, 2006, reporting that at the Company’s annual meeting of stockholders held May 1, 2006, the stockholders of the Company approved the Choice Hotels International, Inc., 2006 Long-Term Incentive Plan (‘2006 LTIP”). The 2006 LTIP replaced the 1997 Long-Term Incentive Plan, the 1997 Non-Employee Director Stock Compensation Plan, and the Non-Employee Director Stock Option and Deferred Compensation Stock Purchase Plan.

The Company filed a report on Form 8-K dated June 16, 2006, reporting that the Company entered into a $350 million senior unsecured revolving credit agreement with a syndicate of lenders. The new credit facility replaced the Company’s existing $350 million senior unsecured revolving credit agreement dated as of July 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

Date: August 8, 2006	By:	/s/ Joseph M. Squeri
Joseph M. Squeri
Executive Vice President, Operations and Chief Financial Officer