Form 10-Q
period 2006-09-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2006-11-09
CIK 1046311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CLASS	SHARES OUTSTANDING AT SEPTEMBER 30, 2006
Common Stock, Par Value $0.01 per share	66,318,854

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUES:
Royalty fees	$64,364	$58,063	$157,374	$138,220
Initial franchise and relicensing fees	7,733	5,769	20,099	16,671
Partner services	3,171	3,122	10,853	10,358
Marketing and reservation	73,001	72,841	203,719	184,494
Hotel operations	1,182	1,153	3,342	3,214
Other	1,545	1,003	5,567	2,457

Total revenues	150,996	141,951	400,954	355,414

OPERATING EXPENSES:
Selling, general and administrative	20,279	18,311	60,796	54,263
Depreciation and amortization	2,344	2,188	7,335	6,769
Marketing and reservation	73,001	72,841	203,719	184,494
Hotel operations	820	824	2,365	2,385

Total operating expenses	96,444	94,164	274,215	247,911

Operating income	54,552	47,787	126,739	107,503
OTHER INCOME AND EXPENSES:
Interest expense	3,207	3,815	11,291	11,294
Interest and other investment income	(569)	(721)	(1,099)	(994)
Equity in net income of affiliates	(349)	(267)	(737)	(621)
Loss on extinguishment of debt	—	—	342	—
Other	—	(197)	—	(383)

Total other income and expenses, net	2,289	2,630	9,797	9,296

Income before income taxes	52,263	45,157	116,942	98,207
Income taxes	5,906	12,691	28,784	32,194

Net income	$46,357	$32,466	$88,158	$66,013

Weighted average shares outstanding-basic	65,668	64,756	65,272	64,452

Weighted average shares outstanding-diluted	67,152	66,963	67,009	66,630

Basic earnings per share	$0.71	$0.50	$1.35	$1.02

Diluted earnings per share	$0.69	$0.48	$1.32	$0.99

Cash dividends declared per share	$0.15	$0.13	$0.41	$0.355

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$27,078	$16,921
Receivables (net of allowance for doubtful accounts of $4,716 and $5,111, respectively)	45,280	37,155
Deferred income taxes	2,622	2,616
Other current assets	6,000	6,308

Total current assets	80,980	63,000

Property and equipment, at cost, net	43,072	46,281
Goodwill	65,813	65,828
Franchise rights and other identifiable intangibles, net	35,285	38,267
Receivable – marketing fees	4,675	13,225
Investments, employee benefit plans, at fair value	29,096	23,337
Deferred income taxes	15,602	3,289
Other assets	11,745	11,873

Total assets	$286,268	$265,100

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt	$146	$146
Accounts payable	32,186	34,413
Accrued expenses and other	35,111	50,956
Deferred revenue	39,273	32,131
Income taxes payable	22,275	2,499

Total current liabilities	128,991	120,145

Long-term debt	187,411	273,972
Deferred compensation and retirement plan obligations	35,464	28,987
Other liabilities	12,709	9,172

Total liabilities	364,575	432,276

Commitments and contingencies
SHAREHOLDERS’ DEFICIT
Common stock, $0.01 par value	663	652
Additional paid-in-capital	79,626	75,240
Accumulated other comprehensive income	878	859
Deferred compensation	—	(798)
Treasury stock	(628,103)	(650,551)
Retained earnings	468,629	407,422

Total shareholders’ deficit	(78,307)	(167,176)

Total liabilities and shareholders’ deficit	$286,268	$265,100

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, IN THOUSANDS)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$88,158	$66,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,335	6,769
Gain on sale of assets	—	(383)
Provision for bad debts	35	102
Loss on extinguishment of debt	342	—
Non-cash stock compensation and other charges	8,250	3,877
Non-cash interest and other investment income	(385)	(346)
Equity in net income of affiliates	(737)	(621)
Changes in assets and liabilities, net of acquisitions:
Receivables	(8,149)	(8,089)
Receivable — marketing and reservation fees, net	18,585	13,351
Accounts payable	(2,227)	(1,545)
Accrued expenses and other	(17,237)	5,041
Income taxes payable	19,776	23,842
Deferred income taxes	(12,319)	(7,006)
Deferred revenue	7,142	4,000
Other assets	476	87
Other liabilities	5,888	(6,179)

Net cash provided by operating activities	114,933	98,913

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(5,281)	(10,242)
Proceeds from disposition of assets	—	2,811
Acquisition of Suburban, net of cash acquired	—	(7,345)
Issuance of notes receivable	(1,780)	(1,456)
Purchases of investments	(7,976)	(7,723)
Proceeds from sale of investments	2,885	3,239
Other items, net	570	(515)

Net cash used in investing activities	(11,582)	(21,231)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(109)	(109)
Net repayments pursuant to revolving credit facility	(86,500)	(32,604)
Purchase of treasury stock	(1,326)	(23,935)
Excess tax benefits from stock-based compensation	12,550	—
Debt issuance costs	(477)	(193)
Dividends paid	(25,494)	(21,813)
Proceeds from exercise of stock options	8,162	9,705

Net cash used in financing activities	(93,194)	(68,949)

Net change in cash and cash equivalents	10,157	8,733
Cash and cash equivalents at beginning of period	16,921	28,518

Cash and cash equivalents at end of period	$27,078	$37,251

Supplemental disclosure of cash flow information:
Cash payments during the period for:
Income taxes, net of refunds	$20,993	$19,738
Interest	$9,367	$9,318
Non-cash investing activities:
Acquisition of Suburban, non-cash consideration	$—	$5,405
Non-cash financing activities:
Declaration of dividends	$26,952	$22,970
Income tax benefit realized related to employee stock options exercised	$—	$6,016
Issuance of restricted shares of common stock	$7,005	$6,043
Issuance of treasury stock to employee stock purchase plan	$343	$—

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Company Information and Significant Accounting Policies

The accompanying unaudited consolidated financial statements of Choice Hotels International, Inc. and subsidiaries (together the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include any normal recurring adjustments) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been omitted. The year end condensed balance sheet information was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The Company believes the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2005 and notes thereto included in the Company’s Form 10-K, filed with the Securities and Exchange Commission on March 16, 2006 (the “10-K”). Interim results are not necessarily indicative of the entire year results because of seasonal variations. All intercompany transactions and balances between Choice Hotels International, Inc. and its subsidiaries have been eliminated in consolidation.

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

3. Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires that compensation cost relating to share based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective application method and began applying its provisions to (i) new awards, (ii) awards modified subsequent to the adoption date, (iii) any outstanding awards for which all requisite service has not yet been rendered. Under the modified-prospective application method, compensation costs will be recognized on the unvested portion of awards at January 1, 2006 based on the grant-date fair value used for pro-forma disclosures under SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” over the remaining vesting period. Under this transition method, prior period results have not been restated. The adoption of SFAS No. 123R reduced both operating income and net income by approximately $0.1 million for the three months ended September 30, 2006. Operating income and net income were reduced by approximately $0.4 million and $0.2 million for the nine months ended September 30, 2006, respectively. The adoption did not have a material impact on reported earnings per share or the Company’s financial statements since the Company has been expensing share-based awards granted since January 1, 2003 under the provisions of SFAS No. 123. Prior to January 1, 2003, the Company accounted for stock-based awards under APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”).

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

Prior to the adoption of SFAS No. 123R, no stock-based compensation cost was reflected in the accompanying consolidated statements of income related to the grant of stock options which occurred prior to January 1, 2003, because the Company accounted for those grants under APB No. 25 and all such stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the three and nine months ended September 30, 2005 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards during the three and nine months ended September 30, 2005.

(In thousands, except per share amounts)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$32,466	$66,013
Stock-based employee compensation cost included in reported net income, net of related tax effects	742	2,185
Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,282)	(3,413)

Net income, pro forma	$31,926	$64,785

Earnings per share:
Basic, as reported	$0.50	$1.02
Basic, pro forma	$0.49	$1.01
Diluted, as reported	$0.48	$0.99
Diluted, pro forma	$0.48	$0.97

The Company’s stock-based compensation plans and related accounting policies are described more fully in Note 7.

4. Receivable—Marketing Fees & Cumulative Reservation Fees Collected in Excess of Expenses

The marketing fees receivable at September 30, 2006 and December 31, 2005 was $4.7 million and $13.2 million, respectively. As of September 30, 2006 and December 31, 2005, cumulative reservation fees collected exceeded expenses by $7.7 million and $3.6 million, respectively, and the excess has been reflected as a long-term liability within other liabilities in the accompanying consolidated balance sheets. Depreciation and amortization expense attributable to marketing and reservation activities was $2.0 million and $1.9 million for the three months ended September 30, 2006 and 2005, respectively, and $5.9 and $5.7 million for the nine months ended September 30, 2006 and 2005, respectively. Interest expense attributable to reservation activities was $0.2 million and $0.3 million for the three months ended September 30, 2006 and 2005, respectively, and $0.6 million and $0.8 million for the nine months ended September 30, 2006 and 2005, respectively.

5. Income Taxes

The effective income tax rates for the 2006 and 2005 nine-month periods of approximately 24.6% and 32.8%, respectively, differ from the statutory rate due to the reversal of provisions for certain income tax contingencies, foreign income earned, which is taxed at lower rates than statutory federal income tax rates, state income taxes, and certain federal and state income tax credits. Income tax expense for the three and nine months ended September 30, 2006 include net reversals of provisions for income tax contingencies totaling approximately $12.8 million and $12.6 million, respectively. Income tax expense for the three and nine months ended September 30, 2005 include net reversals of provisions for income tax contingencies totaling approximately $4.9 million for both periods. Income tax expense for the three and nine months ended September 30, 2005 also includes additional tax expense of approximately $1.2 million related to the Company’s plan to repatriate foreign earnings pursuant to the American Jobs Creation Act.

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

6. Comprehensive Income

The differences between net income and comprehensive income are described in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2006	2005	2006	2005
Net income	$46,357	$32,466	$88,158	$66,013
Other comprehensive income (loss), net of tax:
Unrealized losses on available for sale securities	—	(99)	—	(124)
Foreign currency translation adjustment, net	(2)	(37)	69	(116)
Amortization of deferred gain on hedge	(17)	(16)	(50)	(50)

Other comprehensive income (loss)	(19)	(152)	19	(290)

Comprehensive income	$46,338	$32,314	$88,177	$65,723

7. Capital Stock

The Company has a stock compensation plan pursuant to which it is authorized to grant stock-based awards of up to 3.2 million shares of the Company’s common stock, of which 3.2 million shares remain available for grant as of September 30, 2006. The Company’s policy allows the issuance of new or treasury shares to satisfy stock-based awards. Restricted stock, stock options, stock appreciation rights and performance share awards may be granted to officers, key employees and non-employee directors with the contractual terms set by the Compensation Committee of the Board of Directors.

Stock Options

The Company granted approximately 0.2 million and 0.4 million options to officers of the Company at a fair value of approximately $2.8 million and $3.6 million during the nine months ending September 30, 2006 and 2005, respectively. No options were granted during the three months ending September 30, 2006 and 2005. The stock options granted by the Company had an exercise price equal to the average of the high and low market price of the Company’s common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

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

The aggregate intrinsic value of the stock options outstanding and exercisable at September 30, 2006 was $80.6 million and $56.9 million, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005 was $0.9 million and $1.3 million, respectively, and $41.5 million and $30.5 million during the nine months ended September 30, 2006 and 2005, respectively.

The Company received $0.2 million and $8.2 million in proceeds from the exercise of 0.02 million and 1.0 million employee stock options during the three and nine months ended September 30, 2006, respectively. During the three and nine months ended September 30, 2005, the Company received $0.5 million and $9.7 million in proceeds from the exercise of 0.1 million and 1.3 million employee stock options, respectively.

Restricted Stock

The Company granted approximately 0.01 million and 0.1 million restricted shares to employees and directors of the Company at a fair value of $0.5 million and $7.0 million during the three and nine months ended September 30, 2006, respectively. During the three and nine months ended September 30, 2005, the Company granted approximately 0.03 million and 0.2 million shares to employees of the Company at a fair value of $0.9 million and $6.0 million, respectively. Compensation expense related to the fair value of these awards is recognized straight-line over the requisite service period based on those restricted stock grants that ultimately vest. The fair value is measured by the average of the high and low market price of the Company’s common stock on the date of grant. Restricted stock awards granted in 2006 generally vest ratably at 25 percent per year beginning with the first anniversary of the grant date. Restricted stock awards during the nine months ended September 30, 2005 generally vest ratably at 20 percent per year beginning with the first anniversary of the grant date. The weighted average grant-date fair value of restricted shares granted during the nine months ended September 30, 2006 and 2005 was $48.67 and $29.94 per share, respectively. The total fair value of shares vested during the three months ended September 30, 2006 and 2005 was $0.4 million and $0.02 million, respectively, and $8.5 million and $4.3 million during the nine months ended September 30, 2006 and 2005, respectively.

Performance Vested Restricted Stock Units

During the three and nine months ending September 30, 2006, the Company granted approximately 0.02 million and 0.05 million performance vested restricted stock units (“PVRSU”) to certain officers at a fair value of $0.8 million and $2.3 million, respectively. The vesting of these stock awards is contingent upon the Company achieving specified earnings per share targets at the end of specified performance periods and the employees continued employment. The performance conditions affect the number of shares that will ultimately vest. The range of possible stock-based award vesting is between 50% and 200% of the initial target. Under SFAS No. 123R, compensation expense related to these awards will be recognized over the requisite service period regardless of whether the performance targets have been met based on the Company’s estimate of the achievement of the performance target. The Company has currently estimated that 100% of the target will be achieved. The fair value is measured by the average of the high and low market price of the Company’s common stock on the date of grant. Compensation expense is recognized ratably over the requisite service period based on those PVRSU’s that ultimately vest. There were no grants of PVRSU during the three and nine months ended September 30, 2005.

The following table is a summary of activity related to PVRSU grants during the three and nine months ending September 30, 2006.

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Performance Vested Restricted Stock Units Granted	20,000	49,780
Weighted Average Grant Date Fair Value Per Share	$42.50	$46.22
Aggregate Grant Date Fair Value ($000)	$850	$2,301
Requisite Service Period	3 - 4 years	3 - 4 years

A summary of stock-based award activity as of September 30, 2006, and changes during the nine months ended are presented below:

	Nine Months Ended September 30, 2006
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2006	3,753,001	$10.81		689,865	$21.28	—	$—
Granted	190,548	48.74		143,943	48.67	49,780	46.22
Exercised/Vested	(999,583)	8.17		(178,273)	18.20	—	—
Forfeited/Expired	(40,934)	10.10		(24,227)	30.01	—	—

Outstanding at September 30, 2006	2,903,032	$14.22	5.1 years	631,308	$28.06	49,780	$46.22

Options exercisable at September 30, 2006	1,770,489	$9.35	4.1 years

The components of the Company’s pretax stock-based compensation expense and associated income tax benefits is as follows for the three and nine months ended September 30,:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2006	2005	2006	2005
Stock options	$0.8	$0.4	$3.2	$1.3
Restricted stock	1.4	0.8	3.9	2.5
Performance vested restricted stock units	0.1	—	0.7	—

Total	$2.3	$1.2	$7.8	$3.8

Income tax benefits	$0.9	$0.5	$2.9	$1.4

Stock-based compensation expense on stock option and performance vested restricted stock units made to a retirement eligible executive officer during the nine months ended September 30, 2006 was recognized upon issuance of the grants rather than over the awards’ vesting period since the terms of the grant provide that the awards will vest upon retirement of the employee. Compensation costs recognized during the three months ended March 31, 2006 related to the vesting upon retirement eligibility totaled $0.9 million and $0.4 million for stock options and performance vested restricted stock units, respectively.

The total unrecognized compensation costs related to stock-based awards that have not yet vested and the related weighted average amortization period over which the costs are to be recognized as of September 30, 2006 are as follows:

	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Amortization Period
	(in millions)
Stock options	$5.8	2.7 years
Restricted stock	14.8	3.1 years
Performance vested restricted stock units	1.6	3.2 years

Total	$22.2

Dividends

In September 2006, the Company’s Board of Directors approved an increase in the quarterly dividend rate from $0.13 to $0.15 per share (or approximately $9.9 million in the aggregate), which was paid on October 20, 2006 to shareholders of record on October 6, 2006. In May 2006, the Company declared a cash dividend of $0.13 per share (or approximately $8.6 million in the aggregate), which was paid on July 21, 2006 to shareholders of record on July 7, 2006. In February 2006, the Company declared a cash dividend of $0.13 per share (or approximately $8.5 million in the aggregate), which was paid on April 21, 2006 to shareholders of record on April 7, 2006.

In September 2005, the Company’s Board of Directors approved an increase in the quarterly dividend rate from $0.1125 to $0.13 per share (or approximately $8.4 million in the aggregate), which was paid on October 21, 2005 to shareholders of record on October 7, 2005. In May 2005, the Company declared a cash dividend of $0.1125 per share (or approximately $7.3 million in the aggregate), which was paid on July 22, 2005 to shareholders of record on July 8, 2005. In March 2005, the Company declared a cash dividend of $0.1125 per share (or approximately $7.2 million in the aggregate), which was paid on April 22, 2005 to shareholders of record on April 8, 2005.

Stock Repurchase Program

The Company did not repurchase common stock during the three and nine months ended September 30, 2006 under its share repurchase program. During the three and nine months ended September 30, 2005, the Company repurchased 0.1 million and 0.4 million shares, respectively, of its common stock under the share repurchase program at a total cost of $5.1 million and $23.9 million, respectively, including 0.1 million at a total cost of $6.0 million from one of the Company’s largest shareholders, a related party.

During the three and nine months ended September 30, 2006, the Company purchased 1,172 and 27,966 shares of common stock at a total cost of $0.05 million and $1.3 million, respectively, from employees to satisfy statutory minimum tax-withholding requirements from the vesting of restricted stock grants. During the nine months ended September 30, 2005 the Company purchased 8,746 shares of common stock from employees at a total cost $0.5 million to satisfy minimum tax-withholding requirements. No shares were repurchased from employees during the three months ended September 30, 2005. These purchases were outside the share repurchase program initiated in June 1998.

8. Earnings Per Share

The following table reconciles the number of shares used in the basic and diluted earnings per share calculations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2006	2005	2006	2005
Computation of Basic Earnings Per Share:
Net Income	$46,357	$32,466	$88,158	$66,013

Weighted average shares outstanding-basic	65,668	64,756	65,272	64,452

Basic earnings per share	$0.71	$0.50	$1.35	$1.02

Computation of Diluted Earnings Per Share:
Net income for diluted earnings per share	$46,357	$32,466	$88,158	$66,013
Weighted average shares outstanding-basic	65,668	64,756	65,272	64,452
Effect of Dilutive Securities:
Employee stock option and restricted stock plan	1,484	2,207	1,737	2,178

Weighted average shares outstanding-diluted	67,152	66,963	67,009	66,630

Diluted earnings per share	$0.69	$0.48	$1.32	$0.99

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share assumes dilution and is computed based on the weighted-average number of common shares outstanding after consideration of the dilutive effect of stock options and unvested restricted stock. The effect of dilutive securities is computed using the treasury stock method and average market prices during the period. However, at September 30, 2006, PVRSUs totaling 49,780 were excluded from the computation since the performance conditions had not been met at the reporting date. In addition, at September 30, 2006, the Company excluded 190,548 anti-dilutive options from the computation of diluted earnings per share.

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
	$(000)
Franchise Contracts	$6,187	10 years
Trademarks and Tradenames	1,014	Indefinite life
Goodwill	5,193	Indefinite life

	$12,394

The acquired goodwill and intangible assets are not deductible for tax purposes. The pro forma results of operations as if Suburban had been combined at the beginning of 2005, would not be materially different from the Company’s reported results for that period.

10. Pension Plans

The Company sponsors an unfunded non-qualified defined benefit plan (“SERP”) for certain senior executives. No assets are held with respect to the plan; therefore benefits are funded as paid to participants. The Company accounts for the SERP in accordance with SFAS No. 87, “Employers Accounting for Pensions.” For the three and nine months ended September 30, 2006, the Company recorded $0.3 million and $0.9 million, respectively, of expense related to the SERP which is included in selling, general and administrative expense in the accompanying consolidated statements of income. For the three and nine months ended September 30, 2005, the company recorded $0.2 million and $0.7 million, respectively, of expense related to the SERP. Based on the plan retirement age of 65 years old, no benefit payments are anticipated during the current fiscal year. The following table presents the components of net periodic benefit costs for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2006	2005	2006	2005
Components of net periodic pension cost:
Service cost	$169	$128	$508	$384
Interest cost	87	64	262	196
Amortizations
Prior service cost	15	15	43	43
(Gain)/Loss	19	10	57	28

Net periodic pension cost	$290	$217	$870	$651

11. Debt

On June 16, 2006, the Company entered into a new $350 million senior unsecured revolving credit agreement (the “Revolver”), with a syndicate of lenders. The proceeds from the Revolver were used to refinance and terminate the revolving credit facility under the Company’s existing senior credit facility (the “Old Credit Facility”). The Revolver allows the Company to borrow, repay and reborrow revolving loans up to $350 million (which includes swingline loans for up to $20 million and standby letters of credit up to $30 million) until the scheduled maturity date of June 16, 2011. The Company has the ability to request an increase in available borrowings under the Revolver by an additional amount of up to $150 million by obtaining the agreement of the existing lenders to increase their lending commitments or by adding additional lenders. The rate of interest generally applicable for revolving loans under the Revolver are, at the Company’s option, equal to either (i) the greater of the prime rate or the federal funds effective rate plus 50 basis points, or (ii) an adjusted LIBOR rate plus a margin between 22 and 70 basis points based on the Company’s credit rating. The Revolver requires the company to pay a quarterly facility fee, based upon the credit rating of the Company, at a rate between 8 and 17 1 / 2 basis points, on the full amount of the commitment (regardless of usage). The Revolver also requires the payment of a quarterly usage fee, based upon the credit rating of the Company, at a rate between 10 and 12 1 / 2 basis points, on the amount outstanding under the commitment, at all times when the amount borrowed under the Revolver exceeds 50% of the total commitment. The Revolver includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage. The Revolver also restricts the Company’s ability to make certain investments, incur certain debt, and dispose of assets, among other restrictions. As of September 30, 2006, the Company had $87.2 million of revolving loans outstanding pursuant to the Revolver.

The Company accounted for the refinancing of the Old Credit Facility in accordance with Emerging Issues Task Force (“EITF”) Issue No. 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.” Pursuant to this accounting pronouncement, the Company recorded a loss on extinguishment of debt of approximately $0.3 million.

As of September 30, 2006, in addition to the Revolver and $100 million of Senior Notes, the Company had a line of credit with a bank providing up to an aggregate of $10 million of borrowings, which is due upon demand. The line of credit ranks pari-pasu (or equally) with the Company’s Revolver and includes customary financial and other covenants that require the maintenance of certain ratios identical to those included in the Company’s Revolver. Borrowings under the line of credit bear interest at rates established at the time of borrowing based on prime rate minus 175 basis points. As of September 30, 2006, the Company had no amounts outstanding pursuant to this line of credit.

As of September 30, 2006, total debt outstanding for the Company was $187.6 million, of which $0.1 million was scheduled to mature in the twelve months ending September 30, 2007.

12. Condensed Consolidating Financial Statements

Effective July 14, 2006, the Company’s Senior Notes are guaranteed jointly, severally, fully and unconditionally by 7 wholly-owned domestic subsidiaries. There are no legal or regulatory restrictions on the payment of dividends to Choice Hotels International, Inc. from subsidiaries that do not guarantee the Senior Notes. As a result of these guarantee arrangements, the following condensed consolidating financial statements are presented. Investments in subsidiaries are accounted for by the Parent and the Guarantor Subsidiaries under the equity method of accounting.

Choice Hotels International, Inc.

Condensed Consolidating Statements of Income

For the Three Months Ended September 30, 2006

(Unaudited, In Thousands)

	Choice Hotels International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$59,840	$21,264	$4,694	$(21,434)	$64,364
Initial franchise and relicensing fees	7,733	—	—	—	7,733
Partner services	3,171	—	—	—	3,171
Marketing and reservation	61,978	63,196	2,154	(54,327)	73,001
Other items, net	1,545	1,182	—	—	2,727

Total revenues	134,267	85,642	6,848	(75,761)	150,996

OPERATING EXPENSES:
Selling, general and administrative	21,793	19,091	829	(21,434)	20,279
Marketing and reservation	65,473	60,081	1,774	(54,327)	73,001
Other items, net	802	2,171	191	—	3,164

Total operating expenses	88,068	81,343	2,794	(75,761)	96,444

Operating income	46,199	4,299	4,054	—	54,552

OTHER INCOME AND EXPENSES:
Interest expense	3,427	(240)	20	—	3,207
Equity in earnings of consolidated subsidiaries	(7,884)	—	—	7,884	—
Other items, net	(102)	(359)	(457)	—	(918)

Total other income and expenses, net	(4,559)	(599)	(437)	7,884	2,289

Income before income taxes	50,758	4,898	4,491	(7,884)	52,263
Income taxes	4,401	1,095	410	—	5,906

Net income	$46,357	$3,803	$4,081	$(7,884)	$46,357

Choice Hotels International, Inc.

Condensed Consolidating Statements of Income

For the Three Months Ended September 30, 2005

(Unaudited, In Thousands)

	Choice Hotels International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$54,897	$19,750	$3,472	$(20,056)	$58,063
Initial franchise and relicensing fees	5,769	—	—		5,769
Partner services	3,122	—	—		3,122
Marketing and reservation	62,552	57,233	1,770	(48,714)	72,841
Other items, net	1,003	1,153			2,156

Total revenues	127,343	78,136	5,242	(68,770)	141,951

OPERATING EXPENSES:
Selling, general and administrative	20,341	16,859	1,167	(20,056)	18,311
Marketing and reservation	65,219	54,771	1,565	(48,714)	72,841
Other items, net	823	1,994	195		3,012

Total operating expenses	86,383	73,624	2,927	(68,770)	94,164

Operating income	40,960	4,512	2,315	—	47,787

OTHER INCOME AND EXPENSES:
Interest expense	4,085	(273)	3	—	3,815
Equity in earnings of consolidated subsidiaries	(5,867)	—	—	5,867	—
Other items, net	(78)	(572)	(535)	—	(1,185)

Total other income and expenses, net	(1,860)	(845)	(532)	5,867	2,630

Income before income taxes	42,820	5,357	2,847	(5,867)	45,157
Income taxes	10,354	2,068	269	—	12,691

Net income	$32,466	$3,289	$2,578	$(5,867)	$32,466

Choice Hotels International, Inc.

Condensed Consolidating Statements of Income

For the Nine Months Ended September 30, 2006

(Unaudited, In Thousands)

	Choice Hotels International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$145,745	$67,417	$12,456	$(68,244)	$157,374
Initial franchise and relicensing fees	20,099	—	—	—	20,099
Partner services	10,853	—	—	—	10,853
Marketing and reservation	173,098	187,338	6,078	(162,795)	203,719
Other items, net	5,567	3,342	—		8,909

Total revenues	355,362	258,097	18,534	(231,039)	400,954

OPERATING EXPENSES:
Selling, general and administrative	65,721	60,994	2,325	(68,244)	60,796
Marketing and reservation	182,905	178,539	5,070	(162,795)	203,719
Other items, net	2,395	6,739	566		9,700

Total operating expenses	251,021	246,272	7,961	(231,039)	274,215

Operating income	104,341	11,825	10,573	—	126,739

OTHER INCOME AND EXPENSES:
Interest expense	11,880	(628)	39	—	11,291
Equity in earnings of consolidated subsidiaries	(18,314)	—	—	18,314	—
Other items, net	130	(670)	(954)	—	(1,494)

Total other income and expenses, net	(6,304)	(1,298)	(915)	18,314	9,797

Income before income taxes	110,645	13,123	11,488	(18,314)	116,942
Income taxes	22,487	5,327	970	—	28,784

Net income	$88,158	$7,796	$10,518	$(18,314)	$88,158

Choice Hotels International, Inc.

Condensed Consolidating Statements of Income

For the Nine Months Ended September 30, 2005

(Unaudited, In Thousands)

	Choice Hotels International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$129,813	$62,444	$9,390	$(63,427)	$138,220
Initial franchise and relicensing fees	16,661	10	—	—	16,671
Partner services	10,358	—	—	—	10,358
Marketing and reservation	153,444	165,711	5,246	(139,907)	184,494
Other items, net	2,456	3,215	—	—	5,671

Total revenues	312,732	231,380	14,636	(203,334)	355,414

OPERATING EXPENSES:
Selling, general and administrative	61,191	53,169	3,330	(63,427)	54,263
Marketing and reservation	160,318	159,324	4,759	(139,907)	184,494
Other items, net	2,893	5,641	620	—	9,154

Total operating expenses	224,402	218,134	8,709	(203,334)	247,911

Operating income	88,330	13,246	5,927	—	107,503

OTHER INCOME AND EXPENSES:
Interest expense	12,050	(760)	4	—	11,294
Equity in earnings of consolidated subsidiaries	(15,331)	—	—	15,331	—
Other items, net	(141)	(822)	(1,035)	—	(1,998)

Total other income and expenses, net	(3,422)	(1,582)	(1,031)	15,331	9,296

Income before income taxes	91,752	14,828	6,958	(15,331)	98,207
Income taxes	25,739	5,823	632	—	32,194

Net income	$66,013	$9,005	$6,326	$(15,331)	$66,013

Choice Hotels International, Inc.

Condensed Consolidating Balance Sheet

As of September 30, 2006

(Unaudited, In thousands)

	Choice Hotels International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Cash and cash equivalents	$5,102	$596	$21,380	$—	$27,078
Receivables	39,182	3,474	2,624	—	45,280
Other current assets	2,389	5,885	348	—	8,622

Total current assets	46,673	9,955	24,352	—	80,980

Property and equipment, at cost, net	17,548	24,825	699	—	43,072
Goodwill	60,620	5,193	—	—	65,813
Franchise rights and other indentifiable intangibles, net	24,616	6,582	4,087	—	35,285
Investments, employee benefit plans, at fair value	—	29,096	—	—	29,096
Investment in and advances to affiliates	176,294	91,797	47,457	(315,548)	—
Receivable, marketing fees	4,896	—	—	(221)	4,675
Deferred income taxes	—	29,191	—	(13,589)	15,602
Other assets	190	10,848	733	(26)	11,745

Total assets	$330,837	$207,487	$77,328	$(329,384)	$286,268

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current portion of long-term debt	$146	$—	$—	$—	$146
Accounts payable	9,973	19,325	2,888	—	32,186
Accrued expenses and other	17,320	17,170	621	—	35,111
Deferred revenue	4,667	34,546	60	—	39,273
Income taxes payable	19,242	2,136	897	—	22,275

Total current liabilities	51,348	73,177	4,466	—	128,991

Long-term debt	187,411	—	—	—	187,411
Deferred compensation & retirement plan obligations	—	35,464	—	—	35,464
Advances from affiliates	144,697	6,220	37,331	(188,248)	—
Payable, marketing fees	—	221		(221)	—
Deferred income taxes	13,423	—	166	(13,589)	—
Other liabilities	12,265	—	470	(26)	12,709

Total liabilities	409,144	115,082	42,433	(202,084)	364,575

Total shareholders' deficit	(78,307)	92,405	34,895	(127,300)	(78,307)

Total liabilities and shareholders' deficit	$330,837	$207,487	$77,328	$(329,384)	$286,268

Choice Hotels International, Inc.

Condensed Consolidating Balance Sheet

As of December 31, 2005

(Unaudited, In thousands)

	Choice Hotels International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Cash and cash equivalents	$5,848	$2,052	$9,021	$—	$16,921
Receivables	33,359	891	2,905	—	37,155
Other current assets	2,377	6,143	404	—	8,924

Total current assets	41,584	9,086	12,330	—	63,000

Property and equipment, at cost, net	17,836	27,672	773	—	46,281
Goodwill	60,620	5,208	—	—	65,828
Franchise rights and other indentifiable intangibles, net	26,720	7,042	4,505	—	38,267
Investments, employee benefit plans, at fair value	—	23,337	—	—	23,337
Investment in and advances to affiliates	149,294	82,687	42,353	(274,334)	—
Receivable, marketing fees	13,527	—	—	(302)	13,225
Deferred income taxes	—	22,841		(19,552)	3,289
Other assets	351	10,962	560	—	11,873

Total assets	$309,932	$188,835	$60,521	$(294,188)	$265,100

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current portion of long-term debt	$146	$—	$—	$—	$146
Accounts payable	8,708	22,811	2,894	—	34,413
Accrued expenses and other	25,561	24,634	761	—	50,956
Deferred revenue	2,665	29,406	60	—	32,131
Income taxes payable	2,711	(590)	378	—	2,499

Total current liabilities	39,791	76,261	4,093	—	120,145

Long-term debt	273,972	—	—	—	273,972
Deferred compensation & retirement plan obligations	—	28,987	—	—	28,987
Advances from affiliates	135,373	6,594	30,800	(172,767)	—
Payable, marketing fees	—	302		(302)	—
Deferred income taxes	19,385	—	167	(19,552)	—
Other liabilities	8,587	26	559	—	9,172

Total liabilities	477,108	112,170	35,619	(192,621)	432,276

Total shareholders' deficit	(167,176)	76,665	24,902	(101,567)	(167,176)

Total liabilities and shareholders' deficit	$309,932	$188,835	$60,521	$(294,188)	$265,100

Choice Hotels International, Inc.

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2006

(Unaudited, in thousands)

	Choice Hotels International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided (Used) from Operating Activities	$104,061	$(1,126)	$11,998		$114,933

Cash Flows From Investing Activities
Investment in property and equipment	(3,304)	(1,901)	(76)	—	(5,281)
Issuance of notes receivable	—	(1,780)	—	—	(1,780)
Purchases of investments	—	(7,976)	—	—	(7,976)
Proceeds from sales of investments	—	2,885	—	—	2,885
Other items, net	(210)	343	437	—	570

Net Cash Provided (Used) from Investing Activities	(3,514)	(8,429)	361	—	(11,582)

Cash Flows from Financing Activities
Principal payments of long-term debt	(109)	—	—	—	(109)
Net repayments pursuant to revolving credit facility	(86,500)	—	—	—	(86,500)
Purchase of treasury stock	(1,326)	—	—	—	(1,326)
Excess tax benefits from stock-based compensation	4,451	8,099	—		12,550
Debt issuance costs	(477)	—	—	—	(477)
Dividends paid	(25,494)	—	—	—	(25,494)
Proceeds from exercise of stock options	8,162	—	—	—	8,162

Net Cash Provided (Used) from Financing Activities	(101,293)	8,099	—	—	(93,194)

Net change in cash and cash equivalents	(746)	(1,456)	12,359	—	10,157
Cash and cash equivalents at beginning of period	5,848	2,052	9,021	—	16,921

Cash and Cash Equivalents at End of Period	$5,102	$596	$21,380	$—	$27,078

Choice Hotels International, Inc.

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2005

(Unaudited, in thousands)

	Choice Hotels International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided from Operating Activities	$74,326	$14,488	$10,099	$—	$98,913

Cash Flows From Investing Activities
Investment in property and equipment	(6,768)	(3,364)	(110)	—	(10,242)
Proceeds from disposition of assets	—	1,706	1,105	—	2,811
Acquisition of Surburban, net of cash acquired	—	(7,345)	—	—	(7,345)
Issuance of notes receivable	—	(1,456)	—	—	(1,456)
Purchases of investments	—	(7,723)	—	—	(7,723)
Proceeds from sales of investments	—	3,239	—	—	3,239
Other items, net	(811)	84	212	—	(515)

Net Cash Provided (Used) from Investing Activities	(7,579)	(14,859)	1,207	—	(21,231)

Cash Flows from Financing Activities
Principal payments of long-term debt	(105)	—	(4)	—	(109)
Net repayments pursuant to revolving credit facility	(32,604)	—	—	—	(32,604)
Purchase of treasury stock	(23,935)	—	—	—	(23,935)
Debt issuance costs	(193)	—	—	—	(193)
Dividends paid	(21,813)	—	—	—	(21,813)
Proceeds from exercise of stock options	9,705	—	—	—	9,705

Net Cash Used in Financing Activities	(68,945)	—	(4)	—	(68,949)

Net change in cash and cash equivalents	(2,198)	(371)	11,302	—	8,733
Cash and cash equivalents at beginning of period	7,234	1,359	19,925	—	28,518

Cash and Cash Equivalents at End of Period	$5,036	$988	$31,227	$—	$37,251

13. Reportable Segment Information

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

The following table presents the financial information for the Company’s franchising segment.

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005
(In thousands)	Franchising	Corporate & Other	Consolidated	Franchising	Corporate & Other	Consolidated
Revenues	$149,814	$1,182	$150,996	$140,798	$1,153	$141,951
Operating income (loss)	$64,838	$(10,286)	$54,552	$57,286	$(9,499)	$47,787

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
(In thousands)	Franchising	Corporate & Other	Consolidated	Franchising	Corporate & Other	Consolidated
Revenues	$397,612	$3,342	$400,954	$352,200	$3,214	$355,414
Operating income (loss)	$159,869	$(33,130)	$126,739	$136,014	$(28,511)	$107,503

14. Commitments and Contingencies

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

15. Recently Issued Accounting Standards

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires employers to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We are currently evaluating the potential impact of this statement.

Also in September 2006, FASB issued SFAS No. 157, “Fair Value Measurements’” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. We are currently evaluating the potential impact of this statement, if any.

16. Subsequent Event

In October 2006, the Company entered into an agreement to acquire certain European franchising operations from one of the Company’s master franchisees, CHE Hotel Group (“CHE”). The acquisition is expected to be complete by December 31, 2006. As a result of acquisition, the master franchise agreement between the Company and CHE covering certain countries will terminate.

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

Overview

We are a hotel franchisor with franchise agreements representing 5,328 hotels open and 808 hotels under development as of September 30, 2006, with 434,695 rooms and 63,579 rooms, respectively, in 49 states, the District of Columbia and more than 40 countries and territories outside the United States. Our brand names include Comfort Inn, Comfort Suites, Quality, Clarion, Sleep Inn, Econo Lodge, Rodeway Inn, MainStay Suites, Cambria Suites, Suburban Extended Stay Hotel and Flag Hotels.

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

In October 2006, the Company entered into an agreement to acquire certain European franchising operations from one of the Company’s master franchisees, CHE Hotel Group (“CHE”). The acquisition is expected to be complete by December 31, 2006. As a result of acquisition, the master franchise agreement between the Company and CHE covering certain countries will terminate. The acquisition is not expected to have a material impact on the Company’s results of operations or financial condition.

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

Maximizing Financial Returns and Creating Value for Shareholders. Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. We believe our strong and predictable cash flows create a strong financial position that provides us a competitive advantage. Our business does not require significant capital to operate and grow, therefore, we can maintain a capital structure that generates high financial returns and use our excess cash flow to increase returns to our shareholders. We have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. We have repurchased 33.6 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $711.9 million since the program’s inception. Considering the effect of the two-for-one stock split, the Company has repurchased 66.6 million shares at an average price of $10.69 per share. Our cash flows from operations support our ability to complete the repurchase of approximately 5.1 million shares presently remaining under our current board of directors’ authorization. The Company expects to continue to return value to its shareholders through a combination of dividends and share repurchases, subject to market and other conditions and upon completion of the current authorization we will evaluate the propriety of additional share repurchases with our board of directors. During the nine months ended September 30, 2006, we paid cash dividends totaling approximately $25.5 million and we presently expect to continue to pay dividends in the future. In September 2006, the Company’s Board of Directors approved an increase in the quarterly dividend rate from $0.13 to $0.15 per share (or approximately $9.9 million in the aggregate), which was paid on October 20, 2006 to shareholders of record on October 6, 2006. Based on our present dividend rate and outstanding share count, aggregate annual dividends would be approximately $39.6 million.

We believe these value drivers, when properly implemented, will enhance our profitability, maximize our financial returns and continue to generate value for our shareholders. The ultimate measure of our success will be reflected in the items below.

Results of Operation: Royalty fees, operating income, net income and diluted earnings per share (“EPS”) represent key measurements of these value drivers. In the three months ended September 30, 2006, royalty fees revenue and operating income totaled approximately $64.4 million and $54.6 million, respectively, increases of 11% and 14%, respectively from the same period in 2005. Net income for the three months ended September 30, 2006 increased to $46.4 million, an increase of $13.9 million over the three months ended September 30, 2005, a 43% increase. Diluted earnings per share for the third quarter of 2006 were $0.69, a 44% improvement over the three months ended September 30, 2005. Net income and diluted earnings per share for the three months ended September 30, 2006 include a reduction of income tax expense related to the reversal of provisions for certain income tax contingencies of approximately $12.8 million that represents diluted EPS of $0.19 per share. Net income and diluted earnings per share for the three months ended September 30, 2005 include additional tax expense of approximately $1.2 million related to the Company’s plan to repatriate approximately $23.5 million of foreign earnings pursuant to the American Jobs Creation Act and a reduction of income tax expense related to the reversal of certain tax contingencies of approximately $4.9 million. Those items represent diluted EPS of $0.05, net for the three months ended September 30, 2005. These measurements will continue to be a key management focus in 2006 and beyond.

Refer to MD&A heading “Operations Review” for additional analysis of our results.

Liquidity and Capital Resources: The Company generates significant cash flows from operations. In the nine months ended September 30, 2006 and 2005, net cash provided by operating activities was $114.9 million and $98.9 million, respectively. Since our business does not require significant reinvestment of capital, we utilize cash in ways that management believes provide the greatest returns to our shareholders, which include share repurchases and dividends. We believe the Company’s cash flow from operations and available financing capacity are sufficient to meet the expected future operating, investing and financing needs of the business.

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

Operations Review

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2006 and September 30, 2005

The Company recorded net income of $46.4 million for the three months ended September 30, 2006, an increase of $13.9 million, or 43% from $32.5 million for the quarter ended September 30, 2005. The increase in net income for the three months ended September 30, 2006 is primarily attributable to a $6.8 million improvement in operating income and a decline in the effective income tax rate from 28.1% to 11.3%. The effective income tax rate declined primarily due to the reversal of provisions for certain income tax contingencies totaling $12.8 million during the three months ended September 30, 2006. Income taxes for the three months ended September 30, 2005 include additional tax expense of approximately $1.2 million related to the Company’s plan to repatriate approximately $23.5 million of foreign earnings pursuant to the American Jobs Creation Act and a reduction of income tax expense related to the resolution of certain tax contingencies of approximately $4.9 million. Operating income increased as a result of an $8.9 million, or 13.0% increase in franchising revenues (total revenues excluding marketing and reservation revenues and hotel operations) partially offset by a $2.0 million increase in selling, general and administrative expense.

Summarized financial results for the three months ended September 30, 2006 and 2005 are as follows:

(in thousands, except per share amounts)	2006	2005
REVENUES:
Royalty fees	$64,364	$58,063
Initial franchise and relicensing fees	7,733	5,769
Partner services	3,171	3,122
Marketing and reservation	73,001	72,841
Hotel operations	1,182	1,153
Other	1,545	1,003

Total revenues	150,996	141,951

OPERATING EXPENSES:
Selling, general and administrative	20,279	18,311
Depreciation and amortization	2,344	2,188
Marketing and reservation	73,001	72,841
Hotel operations	820	824

Total operating expenses	96,444	94,164

Operating income	54,552	47,787

OTHER INCOME AND EXPENSES:
Interest expense	3,207	3,815
Interest and other investment income	(569)	(721)
Equity in net income of affiliates	(349)	(267)
Other	—	(197)

Total other income and expenses, net	2,289	2,630

Income before income taxes	52,263	45,157
Income taxes	5,906	12,691

Net income	$46,357	$32,466

Weighted average shares outstanding – diluted	67,152	66,963

Diluted earnings per share	$0.69	$0.48

Management analyzes its business based on franchising revenues, which is total revenues excluding marketing and reservation revenues and hotel operations, and franchise operating expenses that are reflected as selling, general and administrative expenses.

Franchising Revenues: Franchising revenues were $76.8 million for the three months ended September 30, 2006 compared to $68.0 million for the three months ended September 30, 2005. The growth in franchising revenues is primarily due to increases in royalty revenues, initial franchise and relicensing fees and other revenues of 11%, 34% and 54%, respectively.

Royalty fees increased $6.3 million to $64.4 million from $58.1 million in the three months ended September 30, 2005, an increase of 10.9%. Excluding the franchises obtained in the acquisition of Suburban, the increase in royalties is attributable to a combination of factors including a 2.5% increase in the number of domestic franchised hotel rooms, a 4.9% increase in RevPAR and an increase in the effective royalty rate of the domestic hotel system to 4.08% from 4.07%. System-wide RevPAR increases resulted primarily from average daily rate (“ADR”) increases as occupancy rates approximated the prior year. The acquisition of Suburban contributed approximately $0.8 million of royalty fees in the three months ended September 30, 2006.

A summary of the Company’s domestic franchised hotels operating information is as follows:

	For the Three Months Ended September 30, 2006			For the Three Months Ended September 30, 2005			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$78.25	72.6%	$56.79	$73.81	71.6%	$52.87	6.0%	100	bps	7.4%
Comfort Suites	86.19	73.3%	63.22	80.71	73.5%	59.32	6.8%	(20	)bps	6.6%
Sleep	69.80	69.6%	48.61	65.77	69.1%	45.43	6.1%	50	bps	7.0%

Midscale without Food & Beverage	78.67	72.3%	56.88	74.03	71.6%	53.02	6.3%	70	bps	7.3%

Quality	71.73	64.7%	46.42	69.99	63.5%	44.42	2.5%	120	bps	4.5%
Clarion	82.51	57.1%	47.14	77.94	60.1%	46.87	5.9%	(300	)bps	0.6%

Midscale with Food & Beverage	74.19	62.8%	46.60	72.01	62.6%	45.07	3.0%	20	bps	3.4%

Econo Lodge	57.22	56.1%	32.11	55.11	57.1%	31.49	3.8%	(100	)bps	2.0%
Rodeway	57.14	54.9%	31.38	56.80	54.8%	31.10	0.6%	10	bps	0.9%

Economy	57.20	55.9%	31.96	55.38	56.7%	31.42	3.3%	(80	)bps	1.7%

MainStay	68.86	77.1%	53.12	67.97	73.4%	49.89	1.3%	370	bps	6.5%

Total Domestic System*	$73.99	66.5%	$49.23	$70.59	66.5%	$46.93	4.8%	0	bps	4.9%

*	Amounts exclude Suburban activity from July 1, 2006 through September 30, 2006 because comparable pre-acquisition data for Q3 2005 is not available.

Including franchises acquired from Suburban, the number of domestic rooms on-line increased to 335,884 as of September 30, 2006 from 328,299 as of September 30, 2005, an increase of 2.3%. The total number of domestic hotels on-line grew 3.2% to 4,157 as of September 30, 2006 from 4,028 as of September 30, 2005. International rooms on-line increased to 98,811 as of September 30, 2006 from 98,058 as of September 30, 2005, a 0.8% increase. The total number of international hotels on-line increased from 1,167 as of September 30, 2005 to 1,171 as of September 30, 2006. A summary of the domestic hotels and rooms on-line at September 30, 2006 and September 30, 2005 by brand is as follows:

	September 30, 2006		September 30, 2005		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	%	%
Comfort Inn	1,411	110,525	1,440	112,903	(29)	(2,378)	(2.0)%	(2.1)%
Comfort Suites	427	33,573	410	32,142	17	1,431	4.1%	4.5%
Sleep	327	24,609	316	24,032	11	577	3.5%	2.4%

Midscale without Food & Beverage	2,165	168,707	2,166	169,077	(1)	(370)	(0.0))%	(0.2)%

Quality	709	69,699	644	64,908	65	4,791	10.1%	7.4%
Clarion	160	23,733	148	22,685	12	1,048	8.1%	4.6%

Midscale with Food & Beverage	869	93,432	792	87,593	77	5,839	9.7%	6.7%

Econo Lodge	815	50,013	803	49,851	12	162	1.5%	0.3%
Rodeway	217	13,245	172	10,646	45	2,599	26.2%	24.4%

Economy	1,032	63,258	975	60,497	57	2,761	5.8%	4.6%

MainStay	27	2,046	28	2,190	(1)	(144)	(3.6)%	(6.6)%
Suburban	64	8,441	67	8,942	(3)	(501)	(4.5)%	(5.6)%

Extended Stay	91	10,487	95	11,132	(4)	(645)	(4.2)%	(5.8)%

Total Domestic Franchises	4,157	335,884	4,028	328,299	129	7,585	3.2%	2.3%

As of September 30, 2006, the Company had 736 franchised hotels with 57,117 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 497 hotels and 37,688 rooms at September 30, 2005. The number of new construction franchised hotels in the Company’s domestic pipeline increased 52% to 507 at September 30, 2006 from 334 at September 30, 2005. The Company had an additional 72 franchised hotels with 6,462 rooms under development in its international system as of September 30, 2006 compared to 84 hotels and 7,680 rooms at September 30, 2005. While the Company’s hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors. A summary of the domestic franchised hotels under construction, awaiting conversion or approved for development at September 30, 2006 and September 30, 2005 by brand is as follows:

	September 30, 2006			September 30, 2005			Variance
	Conversion	New Construction	Total	Conversion	New Construction	Total	Conversion		New Construction		Total
							Units	%	Units	%	Units	%
Comfort Inn	50	108	158	32	68	100	18	56%	40	59%	58	58%
Comfort Suites	5	197	202	2	132	134	3	150%	65	49%	68	51%
Sleep Inn	—	95	95	1	77	78	(1)	-100%	18	23%	17	22%

Midscale without Food & Beverage	55	400	455	35	277	312	20	57%	123	44%	143	46%

Quality	67	11	78	51	11	62	16	31%	—	0%	16	26%
Clarion	14	4	18	10	2	12	4	40%	2	100%	6	50%

Midscale with Food & Beverage	81	15	96	61	13	74	20	33%	2	15%	22	30%

Econo Lodge	32	5	37	34	9	43	(2)	-6%	(4)	-44%	(6)	-14%
Rodeway	56	2	58	32	1	33	24	75%	1	100%	25	76%

Economy	88	7	95	66	10	76	22	33%	(3)	-30%	19	25%

MainStay	1	33	34	1	26	27	—	0%	7	27%	7	26%
Suburban	4	19	23	—	—	—	4	NM	19	NM	23	NM

Extended Stay	5	52	57	1	26	27	4	400%	26	100%	30	111%

Cambria Suites	—	33	33	—	8	8	—	NM	25	313%	25	313%

	229	507	736	163	334	497	66	40%	173	52%	239	48%

Excluding the acquisition of Suburban on September 28, 2005, net domestic franchise additions during the three months ended September 30, 2006 were 41 compared to 35 for the same period a year ago. Gross domestic franchise additions increased from 84 for the three months ended September 30, 2005 to 85 for the same period of 2006. Net franchise terminations decreased to 44 for the three months ended September 30, 2006 from 49 in the same period of 2005. During the third quarter of 2006, the Company has continued to execute its strategy to replace franchised hotels that do not meet our brand standards or are underperforming in their market. This strategy has resulted in a slightly lower annual growth rate in our domestic franchised rooms than historically achieved. As the competition gets stronger and more focused on limited service franchising, the Company will continue to focus on improving its system hotels and utilizing the domestic hotels under development as a strong platform for continued system growth.

Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise agreements increased 42% to $4.7 million for the three months ended September 30, 2006 from $3.3 million for the three months ended September 30, 2005. The Company executed 178 new domestic franchise agreements in the three months ended September 30, 2006 representing 13,321 rooms compared to 143 agreements representing 11,757 rooms executed in the three months ended September 30, 2005, increases of 24% and 13%, respectively. During the three months ended September 30, 2006, 56 of the executed agreements were for new construction hotel franchises, representing 4,202 rooms, compared to 46 contracts, representing 3,435 rooms for the same period a year ago, both increases of 22%. Conversion hotel franchise executed contracts increased 26% from 97 for the three months ended September 30, 2005 to 122 for the quarter ended September 30, 2006. During the three months ended September 30, 2006, the Company executed 5 new franchise agreements for its Cambria Suites brand bringing the total contracts executed since its launch in January 2005 to 33. A summary of executed domestic franchise agreements by brand for the three months ended September 30, 2006 and 2005 is as follows:

	For the Three Months Ended September 30, 2006			For the Three Months Ended September 30, 2005			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	14	25	39	13	15	28	8%	67%	39%
Comfort Suites	14	1	15	13	1	14	8%	0%	7%
Sleep	17	1	18	14	—	14	21%	NM	29%

Midscale without Food & Beverage	45	27	72	40	16	56	13%	69%	29%

Quality	—	43	43	2	40	42	(100)%	8%	2%
Clarion	—	4	4	1	7	8	(100)%	(43)%	(50)%

Midscale with Food & Beverage	—	47	47	3	47	50	(100)%	0%	(6)%

Econo Lodge	—	20	20	—	12	12	NM	67%	67%
Rodeway	1	25	26	—	22	22	NM	14%	18%

Economy	1	45	46	—	34	34	NM	32%	35%

MainStay	2	—	2	1	—	1	100%	NM	100%
Suburban	3	3	6	—	—	—	NM	NM	NM

Extended Stay	5	3	8	1	—	1	400%	NM	700%

Cambria Suites	5	—	5	2	—	2	150%	NM	150%

Total Domestic System	56	122	178	46	97	143	22%	26%	24%

Relicensing fees increased 24% to $3.1 million for the three months ended September 30, 2006 from $2.5 million for the three months ended September 30, 2005. Relicensing fees are charged to the new property owner of a franchised property whenever an ownership change occurs and the property remains in the franchise system. During the three months ended September 30, 2006, relicensings increased 22% from 86 in the third quarter of 2005 to 105 for the three months ended September 30, 2006.

Other income increased $0.5 million to $1.5 million for the three months ended September 30, 2006 primarily due to an increase in liquidated damage collections related to the early termination of franchise agreements.

Franchise Expenses: The cost to operate the franchising business is reflected in selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $20.3 million for the three months ended September 30, 2006, an increase of $2.0 million from the three months ended September 30, 2005 total of $18.3 million. As a percentage of revenues, excluding marketing and reservation fees and hotel operations, total SG&A expenses were 26.4% for the three months ended September 30, 2006 compared to 26.9% for the three months ended September 30, 2005. Expenses increased primarily due to higher compensation costs related to stock compensation, variable franchise sales compensation costs, the launch of the Company’s Cambria Suites brand and the acquisition of Suburban. The increase in SG&A expenses includes an $0.8 million reduction in deferred compensation expense related to the reduction of deferred compensation liabilities attributable to the Company’s common stock held in certain nonqualified retirement plans.

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

Total marketing and reservations revenues were $73.0 million and $72.8 million for the three months ended September 30, 2006 and 2005, respectively. Depreciation and amortization attributable to marketing and reservation activities was $2.0 million and $1.9 million for the three months ended September 30, 2006 and 2005, respectively. Interest expense attributable to reservation activities was $0.2 million and $0.3 million for the three months ended September 30, 2006 and 2005, respectively. Marketing and reservation activities generated $18.6 million and $13.4 million of positive operating cash flow for the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, the Company’s balance sheet includes a receivable of $4.7 million for marketing fees and a payable of $7.7 million for reservation fees. At December 31, 2005, the Company’s balance sheet contained a receivable for marketing fees of $13.2 million and a payable of $3.6 million for reservation fees. This receivable is recorded as an asset in the financial statements as the Company has the contractual authority to require that the franchisees in the system at any given point repay the Company for any deficits related to marketing and reservations activities. The Company’s current franchisees are legally obligated to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue. The Company has no present intention to accelerate repayment of the deficit from current franchisees. Cumulative reservation and marketing fees not expended are recorded as a payable in the financial statements and are carried over to the next period and expended in accordance with the franchise agreements.

Other Income and Expenses: Other income and expense, net, decreased $0.3 million to an expense of $2.3 million for the three months ended September 30, 2006 from $2.6 million for the same period in 2005. This decrease resulted primarily from a decrease of $0.6 million in interest expense due to a decrease in the Company’s outstanding debt offset by higher average variable interest rates at September 30, 2006 compared to September 30, 2005. The Company’s weighted average interest rate as of September 30, 2006 was 6.47% compared to 5.39% as of September 30, 2005.

Income Taxes: The Company’s effective income tax provision rate was 11.3% for the three months ended September 30, 2006, a decrease from the effective income tax provision rate of 28.1% for the three months ended September 30, 2005. The effective income tax rate declined primarily due to the reversal of provisions for income tax contingencies totaling approximately $12.8 million as well as an increase in the proportion of foreign income earned over the prior year period, which is taxed at lower rates than statutory federal income tax rates. The effective income tax rate for the three months ended September 30, 2005 also includes additional tax expense of approximately $1.2 million related to the Company’s plan to repatriate approximately $23.5 million of foreign earnings pursuant to the American Jobs Creation Act and a reduction of income tax expense related to the reversal of certain tax contingencies of approximately $4.9 million. Depending upon the outcome of certain income tax contingencies during the fourth quarter of 2006 up to $0.5 million of additional income tax benefits may be reflected in our 2006 results of operations from the reversal of reserves.

Net income for the three months ended September 30, 2006 increased by 42.8% to $46.4 million, and diluted earnings per share increased 43.8% to $0.69 for the three months ended September 30, 2006 from $0.48 reported for the three months ended September 30, 2005.

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2006 and September 30, 2005

The Company recorded net income of $88.2 million for the nine months ended September 30, 2006, an increase of $22.2 million, or 34% from $66.0 million for the same period in 2005. The increase in net income for the nine months ended September 30, 2006 is primarily attributable to a $19.2 million improvement in operating income and a decline in the effective income tax rate from 32.8% to 24.6%. Operating income increased as a result of a $19.2 million, or 15.6% increase in franchising revenues (total revenues excluding marketing and reservation revenues and hotel operations) partially offset by a $6.5 million increase in selling, general and administrative expense and a $0.6 million increase in depreciation and amortization. The effective income tax rate declined primarily due to the reversal of provisions for certain income tax contingencies totaling $12.6 million during the nine months ended September 30, 2006. Income taxes for the nine months ended September 30, 2005 include additional tax expense of approximately $1.2 million related to the Company’s plan to repatriate approximately $23.5 million of foreign earnings pursuant to the American Jobs Creation Act and a reduction of income tax expense related to the reversal of certain tax contingencies of approximately $4.9 million.

Summarized financial results for the nine months ended September 30, 2006 and 2005 are as follows:

(in thousands, except per share amounts)	2006	2005
REVENUES:
Royalty fees	$157,374	$138,220
Initial franchise and relicensing fees	20,099	16,671
Partner services	10,853	10,358
Marketing and reservation	203,719	184,494
Hotel operations	3,342	3,214
Other	5,567	2,457

Total revenues	400,954	355,414

OPERATING EXPENSES:
Selling, general and administrative	60,796	54,263
Depreciation and amortization	7,335	6,769
Marketing and reservation	203,719	184,494
Hotel operations	2,365	2,385

Total operating expenses	274,215	247,911

Operating income	126,739	107,503

OTHER INCOME AND EXPENSES:
Interest expense	11,291	11,294
Interest and other investment income	(1,099)	(994)
Equity in net income of affiliates	(737)	(621)
Loss on extinguishment of debt	342	—
Other	—	(383)

Total other income and expenses, net	9,797	9,296

Income before income taxes	116,942	98,207
Income taxes	28,784	32,194

Net income	$88,158	$66,013

Weighted average shares outstanding – diluted	67,009	66,630

Diluted earnings per share	$1.32	$0.99

Franchising Revenues: Franchising revenues were $193.9 million for the nine months ended September 30, 2006 compared to $167.7 million for the nine months ended September 30, 2005. The growth in franchising revenues is primarily due to increases in royalty revenues, initial and relicensing fees and other revenues of 14%, 21% and 127%, respectively.

Royalty fees increased $19.2 million to $157.4 million from $138.2 million in the nine months ended September 30, 2005, an increase of 13.9%. Excluding the franchises obtained in the acquisition of Suburban, the increase in royalties is attributable to a combination of factors including a 2.5% increase in the number of domestic franchised hotel rooms, a 6.9% increase in RevPAR and an increase in the effective royalty rate of the domestic hotel system to 4.09% from 4.08%. The acquisition of Suburban contributed approximately $2.3 million of royalty fees in the nine months ended September 30, 2006.

A summary of the Company’s domestic franchised hotels operating information is as follows:

	For the Nine Months Ended September 30, 2006			For the Nine Months Ended September 30, 2005			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$73.06	62.9%	$45.92	$68.85	61.1%	$42.05	6.1%	180	bps	9.2%
Comfort Suites	83.12	67.4%	55.99	77.59	65.6%	50.91	7.1%	180	bps	10.0%
Sleep	66.58	62.3%	41.48	62.46	60.7%	37.91	6.6%	160	bps	9.4%

Midscale without Food & Beverage	74.22	63.7%	47.25	69.68	61.9%	43.11	6.5%	180	bps	9.6%

Quality	67.27	55.6%	37.40	65.37	54.4%	35.57	2.9%	120	bps	5.1%
Clarion	79.18	51.2%	40.56	74.25	52.0%	38.59	6.6%	(80)	bps	5.1%

Midscale with Food & Beverage	70.10	54.5%	38.20	67.71	53.8%	36.39	3.5%	70	bps	5.0%

Econo Lodge	53.21	47.7%	25.38	50.99	48.3%	24.64	4.4%	(60)	bps	3.0%
Rodeway	52.32	46.7%	24.44	50.57	47.4%	23.99	3.5%	(70)	bps	1.9%

Economy	53.05	47.5%	25.20	50.92	48.2%	24.53	4.2%	(70)	bps	2.7%

MainStay	67.39	68.2%	45.97	64.48	64.9%	41.84	4.5%	330	bps	9.9%

Total Domestic System*	$69.86	58.1%	$40.60	$66.33	57.3%	$37.99	5.3%	80	bps	6.9%

*	Amounts exclude Suburban activity from January 1, 2006 through September 30, 2006 because comparable pre-acquisition data for the nine months ended September 30, 2005 is not available.

Excluding the acquisition of Suburban on September 28, 2005, net domestic franchise additions during the nine months ended September 30, 2006 were 109 compared to 127 for the same period a year ago. Gross domestic franchise additions declined from 274 for the nine months ended September 30, 2005 to 271 for the same period of 2006. Net franchise terminations increased to 162 for the nine months ended September 30, 2006 from 147 in the same period of 2005. During the first nine months of 2006, the Company has continued to execute its strategy to replace franchised hotels that do not meet our brand standards or are underperforming in their market. This strategy has resulted in a slightly lower annual growth rate in our domestic franchised rooms than historically achieved. As the competition gets stronger and more focused on limited service franchising, the Company will continue to focus on improving its system hotels and utilizing the domestic hotels under development as a strong platform for continued system growth.

Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise agreements increased 19% to $11.5 million for the nine months ended September 30, 2006 from $9.6 million for the nine months ended September 30, 2005. The increased revenues primarily reflect increased sales of our new construction brands, most notably our Cambria Suites and Comfort Suites offerings, which carry a higher average initial fee than our other brands. New domestic franchise agreements executed in the nine months ended September 30, 2006 totaled 453 representing 36,969 rooms compared to 419 agreements representing 34,995 rooms executed in the nine months ended September 30, 2005. During the nine months ended September 30, 2006, 162 of the executed agreements were for new construction hotel franchises, representing 12,539 rooms, compared to 139 contracts, representing 10,490 rooms for the same period a year ago, increases of approximately 16.5% and 19.5%, respectively. The growth in conversion hotel franchise executed contracts increased to 4% from 280 for the nine months ended September 30, 2005 to 291 for the same period of 2006. During the nine months ended September 30, 2006, the Company executed 20 new franchise agreements for its Cambria Suites brand bringing the total contracts executed since its launch in January 2005 to 33. A summary of executed domestic franchise agreements by brand for the nine months ended September 30, 2006 and 2005 is as follows:

	For the Nine Months Ended September 30, 2006			For the Nine Months Ended September 30, 2005			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	38	43	81	33	40	73	15%	8%	11%
Comfort Suites	55	3	58	42	4	46	31%	(25)%	26%
Sleep	27	1	28	36	1	37	(25)%	0%	(24)%

Midscale without Food & Beverage	120	47	167	111	45	156	8%	4%	7%

Quality	5	100	105	4	112	116	25%	(11)%	(9)%
Clarion	1	22	23	2	15	17	(50)%	47%	35%

Midscale with Food & Beverage	6	122	128	6	127	133	0%	(4)%	(4)%

Econo Lodge	—	43	43	4	61	65	(100)%	(30)%	(34)%
Rodeway	2	73	75	—	47	47	NM	55%	60%

Economy	2	116	118	4	108	112	(50)%	7%	5%

MainStay	5	1	6	10	—	10	(50)%	NM	(40)%
Suburban	9	5	14	—	—	—	NM	NM	NM

Extended Stay	14	6	20	10	—	10	40%	NM	100%

Cambria Suites	20	—	20	8	—	8	150%	NM	150%

Total Domestic System	162	291	453	139	280	419	17%	4%	8%

Relicensing fees increased 23% to $8.6 million for the nine months ended September 30, 2006 from $7.0 million for the nine months ended September 30, 2005. Relicensing fees are charged to the new property owner of a franchised property whenever an ownership change occurs and the property remains in the franchise system. During the nine months ended September 30, 2006, relicensings increased 20% from 231 in the first nine months of 2005 to 278 for the nine months ended September 30, 2006.

Other income increased $3.1 million to $5.6 million for the nine months ended September 30, 2006 primarily due to an increase in liquidated damage collections related to the early termination of franchise agreements.

Franchise Expenses: The cost to operate the franchising business is reflected in selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $60.8 million for the nine months ended September 30, 2006, an increase of $6.5 million from the nine months ended September 30, 2005 total of $54.3 million. As a percentage of revenues, excluding marketing and reservation fees and hotel operations, total SG&A expenses were 31.4% for the nine months ended September 30, 2006 compared to 32.4% for the nine months ended September 30, 2005. Expenses increased primarily due to higher compensation costs related to stock compensation, the launch of the Company’s Cambria Suites brand and the acquisition of Suburban. Despite the increase in expenses, SG&A as a percentage of franchise revenues declined since our variable overhead costs associated with franchise system growth have historically been less than incremental royalty fees generated from new franchises.

Depreciation and Amortization: Expenses increased $0.6 million to $7.3 million for the nine months ended September 30, 2006 primarily due to the acceleration of depreciation resulting from the renovation and replacement of furniture, fixtures and equipment at two of the Company-owned Mainstay Suites during the second quarter.

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

Total marketing and reservations revenues were $203.7 million and $184.5 million for the nine months ended September 30, 2006 and 2005, respectively. Depreciation and amortization attributable to marketing and reservation activities was $5.9 million and $5.7 million for the nine months ended September 30, 2006 and 2005, respectively. Interest expense attributable to reservation activities was $0.6 million and $0.8 million for the nine months ended September 30, 2006 and 2005, respectively.

Other Income and Expenses: Other income and expenses, net, increased $0.5 million to an expense of $9.8 million for the nine months ended September 30, 2006 from $9.3 million for the same period in 2005. This increase resulted primarily from a loss on extinguishment of debt of $0.3 million attributable to the refinancing of our senior credit facility during the second quarter of 2006 and a $0.4 million gain on sale of investments in the third quarter of 2005, offset by an increase of $0.1 million in both the appreciation of investments held in non-qualified employee benefit plans and equity earnings from a joint venture in Canada versus the prior year period.

Income Taxes: The Company’s effective income tax provision rate was 24.6% for the nine months ended September 30, 2006, compared to the effective income tax provision rate of 32.8% for the nine months ended September 30, 2005. The effective income tax rate declined primarily due to the reversal of provisions for income tax contingencies totaling approximately $12.6 million as well as an increase in the proportion of foreign income earned over the prior year period, which is taxed at lower rates than statutory federal income tax rates. The effective income tax rate for the nine months ended September 30, 2005 also includes additional tax expense of approximately $1.2 million related to the Company’s plan to repatriate approximately $23.5 million of foreign earnings pursuant to the American Jobs Creation Act and a reduction of income tax expense related to the reversal of certain tax contingencies of approximately $4.9 million. Depending upon the outcome of certain income tax contingencies during the fourth quarter of 2006 up to $0.5 million of additional income tax benefits may be reflected in our 2006 results of operations from the reversal of reserves.

Net income for the nine months ended September 30, 2006 increased by 33.5% to $88.2 million, and diluted earnings per share increased 33.3% to $1.32 for the nine months ended September 30, 2006 from $0.99 reported for the nine months ended September 30, 2005.

Liquidity and Capital Resources

Net cash provided by operating activities was $114.9 million and $98.9 million for the nine months ended September 30, 2006 and 2005, respectively. Cash flows from operating activities increased primarily due to improvements in operating income as well as the timing of cash flows from marketing and reservation activities. Operating cash flows for the nine months ended September 30, 2005 included $6.0 million of excess tax benefits from stock based compensation. Due to the adoption of SFAS No. 123R on January 1, 2006, these benefits have been reclassified from operating to financing activities during the nine months ended September 30, 2006. Excluding these amounts from operating cash flows for the nine months ended September 30, 2005, net cash flow provided by operating activities increased by $22.0 million.

Net cash provided related to marketing and reservation activities totaled $18.6 million during the nine months ended September 30, 2006 compared to repayments of $13.4 million during the nine months ended September 30, 2005. The increase in cash flows from marketing and reservation activities relates primarily to the timing of advertising and promotional costs spending versus the prior year. The Company expects marketing and reservation activities to generate positive cash flows of between $10 million and $13 million in 2006.

Cash used in investing activities for the nine months ended September 30, 2006 and 2005 was $11.6 million and $21.2 million, respectively. Cash flows for the nine months ended September 30, 2005 included the payment of $7.3 million related to the Company’s acquisition of Suburban. As a lodging franchisor, Choice has relatively low capital expenditure requirements. During the nine months ended September 30, 2006 and 2005, capital expenditures totaled $5.3 million and $10.2 million, respectively. Capital expenditures primarily include renovations of the Company’s three owned MainStay Suites and the installation and upgrades of system-wide property and yield management systems.

Financing cash flows relate primarily to the Company’s borrowings under its credit lines, treasury stock purchases and dividends. On June 16, 2006, the Company entered into a new $350 million senior unsecured revolving credit agreement (the “Revolver”), with a syndicate of lenders. The proceeds from the Revolver were used to refinance and terminate the revolving credit facility under the Company’s existing senior credit facility (the “Old Credit Facility”). The Revolver allows the Company to borrow, repay and reborrow revolving loans up to $350 million (which includes swingline loans for up to $20 million and standby letters of credit up to $30 million) until the scheduled maturity date of June 16, 2011. The Company has the ability to request an increase in available borrowings under the Revolver by an additional amount of up to $150 million by obtaining the agreement of the existing lenders to increase their lending commitments or by adding additional lenders. The rate of interest generally applicable for revolving loans under the Revolver are, at the Company’s option, equal to either (i) the greater of the prime rate or the federal funds effective rate plus 50 basis points, or (ii) an adjusted LIBOR rate plus a margin between 22 and 70 basis points based on the Company’s credit rating. The Revolver requires the company to pay a quarterly facility fee, based upon the credit rating of the Company, at a rate between 8 and 17 1/2 basis points, on the full amount of the commitment (regardless of usage). The Revolver also requires the payment of a quarterly usage fee, based upon the credit rating of the Company, at a rate between 10 and 12 1/2 basis points, on the amount outstanding under the commitment, at all times when the amount borrowed under the Revolver exceeds 50% of the total commitment. The Revolver includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage. The Revolver also restricts the Company’s ability to make certain investments, incur certain debt, and dispose of assets, among other restrictions. As of September 30, 2006, the Company had $87.2 million of revolving loans outstanding pursuant to the Revolver.

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

Effective July 14, 2006, the Company’s Senior Notes are guaranteed jointly, severally, fully and unconditionally by 7 wholly-owned domestic subsidiaries. There are no legal or regulatory restrictions on the payment of dividends to Choice Hotels International, Inc. from subsidiaries that do not guarantee the Senior Notes.

The Company has a line of credit with a bank providing up to an aggregate of $10 million of borrowings which is due upon demand. The line of credit ranks pari-pasu (or equally) with the Revolver. Borrowings under the line of credit bear interest at rates established at the time of the borrowings based on prime minus 175 basis points. As of September 30, 2006, no amounts were outstanding pursuant to this line of credit.

As of September 30, 2006, the total debt outstanding for the Company was $187.6 million, of which $0.1 million was scheduled to mature in the twelve months ending September 30, 2007.

Through September 30, 2006, the Company had purchased 33.6 million shares (including 33.0 million prior to the two-for-one stock split) of its common stock under its share repurchase program at a total cost of $711.9 million. Considering the effect of the two-for-one stock split in October 2005, the Company has repurchased 66.6 million shares at an average price of $10.69 per share. The Company did not purchase any shares under its repurchase program during the nine months ended September 30, 2006. At September 30, 2006, the Company had approximately 66.3 million shares of common stock outstanding and had remaining authorization to purchase up to 5.1 million shares.

In September 2006, the Company’s board of directors increased the quarterly dividend rate to $0.15, a 15.4% increase from the previous quarterly rate of $0.13. This increase raises the annual dividend rate on the Company’s common stock from $0.52 to $0.60 per share. Dividends paid in the first nine months of 2006 were approximately $25.5 million and we expect dividends in 2006 to be approximately $35.4 million.

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

Stock Compensation.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires that the compensation cost relating to share based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective application method and began applying its provisions to (i) new awards, (ii) awards modified subsequent to the adoption date, (iii) any outstanding awards for which all requisite service has not yet been rendered. Under the modified-

prospective application method, compensation costs will be recognized on the unvested portion of awards at January 1, 2006 based on the grant-date fair value used for pro-forma disclosures under SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” over the remaining vesting period. Under this transition method, prior period results have not been restated. The adoption of SFAS No. 123R reduced both operating income and net income by approximately $0.1 million for the three months ended September 30, 2006. Operating income and net income were reduced by $0.4 million and $0.2 million for the nine months ended September 30, 2006, respectively. The adoption did not have a material impact on reported earnings per share or the Company’s financial statements since the Company has been expensing share-based awards granted since January 1, 2003 under the provisions of SFAS No. 123. Prior to January 1, 2003, the Company accounted for stock-based awards under APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”).

Prior to the adoption of SFAS No. 123R, no stock-based compensation cost was reflected in the accompanying consolidated statements of income related to the grant of stock options which occurred prior to January 1, 2003, because the Company accounted for those grants under APB Opinion No. 25 and all such stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the nine months ended September 30, 2005 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. The effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 148 to all stock compensation for the three and nine months ended September 30, 2005 is set forth in Note 3 to our consolidated financial statements.

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

Pension, Profit Sharing and Incentive Plans

The Company sponsors two non-qualified retirement savings and investment plans for certain employees and senior executives whose pre-tax deferrals are limited under the Company’s 401(k) plan. Employee and Company contributions are maintained in separate irrevocable trusts. Legally, the assets of the trusts remain those of the Company; however, access to the trusts’ assets is severely restricted. The trusts’ cannot be revoked by the Company or an acquirer, but the assets are subject to the claims of the Company’s general creditors. The participants do not have the right to assign or transfer contractual rights in the trusts. The Company accounts for these plans in accordance with Emerging Issues Task Force (“EITF”) No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.” Pursuant to EITF 97-14, as of September 30, 2006 and December 31, 2005, the Company had recorded a deferred compensation liability of $31.2 million and $25.6 million, respectively. The change in the deferred compensation obligation related to changes in the fair value of the diversified investments held in trust and to earnings credited to participants is recorded in compensation expense. The diversified investments held in the trusts were $29.1 million and $23.3 million as of September 30, 2006 and December 31, 2005, respectively, and are recorded at their fair value, based on quoted market prices. The change in the fair value of the diversified assets held in trust is recorded in accordance with SFAS 115 as trading security income (loss) and is included in other income and expenses, net in the accompanying statements of income.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires employers to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We are currently evaluating the potential impact of this statement.

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

At September 30, 2006 and December 31, 2005, the Company had $187.6 million and $274.1 million of debt outstanding at an effective interest rate of 6.5% and 6.0%, respectively. A hypothetical change of 10% in the Company’s effective interest rate from September 30, 2006 levels would increase or decrease annual interest expense by $0.5 million. Prior to scheduled maturities, the Company expects to refinance its long-term debt obligations.

The Company does not presently have any derivative financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

The Company formed a disclosure review committee whose membership includes the Chief Executive Officer (“CEO”), President and Chief Operating Officer (“COO”) and Chief Financial Officer (“CFO”), among others. The CEO, COO and CFO consider the disclosure review committee’s procedures in performing their evaluations of the Company’s disclosure controls and procedures and in assessing the accuracy and completeness of the Company’s disclosures.

An evaluation was performed under the supervision and with the participation of the Company’s CEO, COO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO, COO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2006 that materially affected, or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

The following table sets forth purchases of Choice Hotels International, Inc. common stock made by the Company during the nine months ended September 30, 2006.

Month Ending	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2006	813	$42.16	—	5,102,701
February 28, 2006	25,981	47.81	—	5,102,701
March 31, 2006	—	—	—	5,102,701
April 30, 2006	—	—	—	5,102,701
May 31, 2006	—	—	—	5,102,701
June 30, 2006	—	—	—	5,102,701
July 31, 2006	—	—	—	5,102,701
August 31, 2006	—	—	—	5,102,701
September 30, 2006	1,172	42.78	—	5,102,701

Total	27,966	$47.44	—	5,102,701

During the nine months ended September 30, 2006, the Company purchased 27,966 shares of common stock from employees to satisfy statutory minimum tax-withholding requirements from the vesting of restricted stock grants. These purchases were outside the share repurchase program initiated in June 1998.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number and Description

Exhibit Number	Description
3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

3.02(a)	Amended and Restated Bylaws of Choice Hotels International, Inc.

4.01(l)	Senior Unsecured Revolving Credit Facility agreement dated June 16, 2006 among Choice Hotels International, Inc., Wachovia Bank, National Association, as Agents, SunTrust Bank, as Syndication Agent, Bank of America, N.A., as Documentation Agent, Wachovia Capital Markets, LLC, as Lead Arranger and Sole Book Manager, and the additional lenders named in the credit agreement.

4.02(f)	Registration Agreement dated April 28, 1998 between Choice Hotels International, Inc. and Salomon Brothers, Inc., Bear Stearns & Co. Inc. and Lehman Brothers Inc.

4.03(f)	Indenture dated as of May 4, 1998, by and among Choice Hotels International, Inc., Quality Hotels Europe, Inc., QH Europe Partnership and Marine Midland Bank, as Trustee, with respect to the 7.125% Senior Notes due 2008.

4.04(f)	Specimen certificate of 7.125% Senior Note due 2008 (Original Note) (Attached as an exhibit to the Indenture set forth as Exhibit 4.03)

4.05(f)	Specimen certificate of 7.125% Senior Note due 2008 (Exchange Note) (Attached as an exhibit to the Indenture set forth as Exhibit 4.03)

4.07(m)	Agreement to furnish certain debt agreements

10.01(n)	Second Amended and Restated Employment Agreement between Choice Hotels International, Inc. and Charles A. Ledsinger, Jr. dated December 20, 2005

10.02(i)	Amended and Restated Chairman’s Service Agreement dated May 4, 2004 by and between Choice Hotels International, Inc. and Stewart Bainum, Jr.

10.03(d)	Amended and Restated Employment Agreement dated April 13, 1999 by and between Choice Hotels International, Inc. and Thomas Mirgon

10.04(e)	Choice Hotels International, Inc. 2006 Long- Term Incentive Plan

10.05(g)	Second Amended and Restated Employment Agreement dated April 13, 1999 between Choice Hotels International, Inc. and Michael J. DeSantis

10.06(h)	Commercial Lease dated May 29, 1998 among Columbia Pike I, LLC and Colesville Road, LLC (each an assignee of Manor Care, Inc.) and Choice Hotels International, Inc.

10.07(j)	Employment Agreement dated June 3, 1999 between Choice Hotels International, Inc. and Joseph M. Squeri

10.08(k)	Employment Agreement dated May 3, 2000 between Choice Hotels International, Inc. and Daniel Rothfeld

10.09(o)	Agreement and Amendment to Employment Agreement between Choice Hotels International, Inc. and Wayne Wielgus dated September 13, 2006

10.10(c)	Amended and Restated Supplemental Executive Retirement Plan

10.11(b)	Choice Hotels International, Inc. Executive Deferred Compensation Plan

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Filed herewith
(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Registration Statement on Form S-4, filed August 31, 1998 (Reg. No. 333-62543).
(b)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003.
(c)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, filed April 2, 2001.
(d)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed on June 4, 1999.
(e)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on form 8-K dated May 1, 2006, filed on May 5, 2006.
(f)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q filed for the quarterly period ended March 31, 1998, filed on May 15, 1998.

(g)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1998, filed on August 11, 1998.
(h)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 30, 1999.
(i)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005.
(j)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed on August 16, 1999.
(k)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 14, 2000.
(l)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated June 16, 2006, filed June 21, 2006.
(m)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006.
(n)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated December 20, 2005, filed December 22, 2005.
(o)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated September 13, 2006, filed September 18, 2006.

(b) Reports on Form 8-K

The Company filed a report on Form 8-K, dated July 25, 2006, reporting that a press release had been issued reporting the Company’s earnings for the quarter ended June 30, 2006 and provided additional information regarding the domestic pipeline of hotels under construction, awaiting conversion or approved for development at June 30, 2006.

The Company filed a report on Form 8-K, dated September 13, 2006, reporting that the Company had entered into an Agreement and Amendment to the Employment Agreement dated August 18, 2000 with Wayne Wielgus, the Company’s EVP and Chief Marketing Officer. In addition, the Company announced several appointments of principal officers including Charles A. Ledsinger, Jr. to Vice Chairman and Chief Executive Officer, Joseph M. Squeri to President and Chief Operating Officer and David L. White to Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

Date: November 8, 2006	By:	/s/ David L. White
David L. White
Chief Financial Officer