Form 10-K
period 2006-12-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2007-03-01
CIK 1046311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2006

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

The aggregate market value of common stock of Choice Hotels International, Inc. held by non-affiliates was $2,105,577,736 as of June 30, 2006 based upon a closing price of $60.60 per share.

The number of shares outstanding of Choice Hotels International, Inc.’s common stock at February 15, 2007 was 66,405,601.

DOCUMENTS INCORPORATED BY REFERENCE.

Certain portions of our definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than April 15, 2007 are incorporated by reference under Part III.

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

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public over the internet at the SEC’s web site at http://www.sec.gov. Our SEC filings are also available free of charge on our website at http://www.choicehotels.com as soon as reasonably practicable following the time that they are filed with or furnished to the SEC. You may also read and copy any document we file with the SEC at its public reference room located at 100 F Street, NE Washington DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on its public reference room.

Item 1.    Business.

Reference is made to the consolidated financial statements included in Item 8 of this annual report on Form 10-K for the financial information required to be included herein.

Overview

Choice Hotels International, Inc. and subsidiaries is one of the largest hotel franchisors in the world with 5,376 hotels open and 930 hotels under development as of December 31, 2006, representing 437,385 rooms open and 72,555 rooms under development in 49 states, the District of Columbia and more than 40 countries and territories outside the United States. Choice franchises lodging properties under the proprietary brand names (the “Choice brands”): Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, Cambria Suites™ and Flag Hotels®. We operate in a single reportable segment encompassing our franchising business.

The Company conducts its international franchise operations through a combination of direct franchising and master franchising which allow the use of our brands by third parties in foreign countries. The Company has made equity investments in certain non-domestic lodging franchise companies that conduct franchise operations for the Company’s brands under master franchising relationships. As a result of our use of master franchising relationships and international market conditions, total revenues from international franchising operations comprised only 6% and 5% of our total revenues in 2006 and 2005, respectively while representing approximately 22% of our franchise system hotels open at December 31, 2006 and 2005, respectively.

Our direct lodging property real estate exposure is limited to three company-owned MainStay Suites® hotels.

With a focus on hotel franchising instead of ownership, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our business provides opportunities to improve operating results by increasing the number of franchised properties and effective royalty rates of our franchise contracts resulting in increased initial fee revenue; ongoing royalty fees and brand solutions (formerly known as partner services) revenues. In addition, our operating results can also be improved through our company wide efforts directed towards improving the property level performance of our franchisees. We also collect marketing and reservation fees to support centralized marketing and reservation activities for the franchise system. As a lodging franchisor, Choice has relatively low capital expenditure requirements.

Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. We believe our strong and predictable cash flows create a strong financial position that provides us a competitive advantage. Our business does not require significant capital to operate and grow, therefore, we can maintain a capital structure that generates high financial returns and use our excess cash flow to increase returns to our shareholders. We have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. Through December 31, 2006, we had repurchased 33.6 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $711.9 million since the program’s inception. Considering the effect of the two-for-one stock split, the Company had repurchased 66.6 million shares at an average price of $10.69 per share. Our cash flows from operations support our ability to complete the repurchase of approximately 5.1 million shares remaining as of December 31, 2006 under our current board of directors’ authorization. No shares were repurchased during 2006 under the current repurchase authorization. Subject to market and other conditions and upon completion of the current authorization, we will evaluate the propriety of additional share repurchases with our board of directors. In 2006, we paid cash dividends totaling approximately $35.4 million and we presently expect to continue to pay dividends in the future. Based on our present dividend rate and outstanding share count, aggregate annual dividends would be approximately $39.6 million.

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

•

Ownership requires a substantial capital commitment and involves the most risk but offers high returns due to the owner’s ability to influence margins by driving RevPAR and managing operating expenses. The ownership model has a high fixed-cost structure that results in a high degree of financial leverage. As a result, profits escalate rapidly in a lodging up-cycle but erode quickly in a downturn as costs rarely fall as fast as revenue. Profits from an ownership model increase at a greater rate from RevPAR growth attributable to average daily rate (“ADR”) growth, than from occupancy gains since there are more incremental costs associated with higher guest volumes compared to higher pricing.

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

In 2004, the resumption of economic growth increased lodging demand and occupancy rates. This coupled with the relatively slow growth in hotel supply, allowed hotels to aggressively raise room rates during 2004. These factors resulted in annual RevPAR growth in 2004 for the first time since the year 2000. The lodging industry recovery continued in 2005 and 2006 with RevPAR increasing 8.3% and 7.6%, respectively.

(1)

Certain industry statistics included in this section, such as the number of hotel rooms, number of affiliated and non-affiliated rooms, US Lodging Industry Trends From 1997 – 2006, etc. were obtained from Smith Travel Research.

The following chart demonstrates these trends:

US Lodging Industry Trends — 1997 - 2006

Year	Occupancy Rates	Average Daily Room Rates (ADR)	Increase in ADR Versus Prior Year	Increase in CPI Versus Prior Year	Revenue Per Available Room (RevPAR)	Profits (in billions)	New Rooms Added (Gross)
1997	64.5%	$75.16	6.1%	1.9%	$48.50	$17.0	128,000
1998	64.0%	$78.62	4.6%	2.3%	$50.29	$22.0	143,000
1999	63.3%	$81.27	3.4%	2.7%	$51.44	$23.0	143,148
2000	63.5%	$85.24	4.9%	3.4%	$54.13	$24.0	121,476
2001	60.1%	$84.85	-0.5%	2.9%	$50.99	$16.7	101,279
2002	59.2%	$83.15	-2.0%	1.6%	$49.22	$16.1	86,366
2003	59.1%	$83.19	0.1%	2.3%	$49.20	$15.0	65,876
2004	61.3%	$86.41	3.9%	2.7%	$52.93	$17.0	55,245
2005	63.1%	$90.84	5.1%	3.4%	$57.34	$21.0	65,900
2006	63.4%	$97.31	7.1%	3.2%	$61.69	$26.3	73,308

Hotel room supply growth is cyclical as hotel construction responds to interest rates, construction and material supply conditions, capital availability and industry fundamentals. Historically, the industry added hotel rooms to its inventory through new construction due largely to a favorable lending environment that encouraged hotel development. This resulted in an over supply of rooms which, coupled with the decrease in industry performance between 2001 and 2003, led to reduced hotel development since that time.

During 2005, year-over-year new hotel construction increased for the first time since 1999 with 65,900 rooms added to the industry and again in 2006 with an additional 73,308 rooms. However, the volume of new room additions still lags the pre-2001 economic recession levels. Despite rising interest rates and construction costs, some economic forecasters have predicted a continuing rise in the supply of hotel rooms to meet demand.

As a franchisor, we are well positioned in any stage of the lodging cycle. We benefit from both the RevPAR gains typically experienced in the early stage of recovery, as our revenues are based on our franchisees’ gross room revenues, and the supply growth normally occurring in the later stages as we increase our portfolio size.

During lodging cycle downturns, we benefit from the conversion of independent and other hotel chain affiliates into our system in an effort to improve their performance.

Hotels are broadly segmented into two categories: full-service and limited service. Full-service hotels generally offer food and beverage (F&B) facilities and/or meeting facilities. Limited-service hotels, usually offer only rooms, although some offer modest F&B (e.g. breakfast buffets) and/or small meeting rooms. Full-service hotels are generally larger, command higher room rates, and generate higher profits, although overall operating margins are normally lower because F&B is a lower-margin business.

The lodging industry can be further divided into chain scale segments or groupings of generally competitive brands as follows:

Chain Scale	Brand Examples	Room Count	% of Total	Avg. Hotel Room Size
Luxury	Four Seasons, Ritz Carlton	78,410	1.8%	311
Upper Upscale	Marriott, Hilton, Sheraton	544,601	12.1%	384
Upscale	Hilton Garden Inn, Courtyard, Residence Inn	407,234	9.0%	154
Midscale w/ F&B	Quality, Clarion, Holiday Inn, Best Western, Ramada	540,974	12.0%	118

Sub-Total Full Service		1,571,219	34.9%	176

Midscale w/o F&B	Comfort, La Quinta, Baymont Inn, Hampton Inn	682,661	15.1%	87
Economy	Econo Lodge, Days Inn, Super 8, Red Roof Inn	741,560	16.5%	77

Sub-Total Limited Service		1,424,221	31.6%	82

Independents		1,509,165	33.5%	66

Total All Hotels		4,504,605	100%	92

Source: Smith Travel Research (December 2006)

According to Smith Travel Research, Choice branded system-wide market share as of December 31, 2006 in the United States has increased 107 basis points to 7.5% of total industry rooms since 2002. The total number of domestic hotel rooms has increased at an annual rate of less than 1% per annum during these same 4 years.

Independent operators of hotels not owned or managed by major lodging companies have increasingly joined national hotel franchise chains as a means of remaining competitive with hotels owned by or affiliated with national lodging companies. Over the past 16 years, the industry has seen a significant movement of hotels from independent to chain affiliation, with affiliated hotels increasing from 46% of the market in 1990 to 67% of the market in 2006. Because a significant portion of the costs of owning and operating a hotel are generally fixed, increases in revenues generated by affiliation with a franchise lodging chain can improve a hotel’s financial performance.

The large franchise lodging chains, including us, generally provide a number of services to hotel operators to improve the financial performance of their properties including central reservation systems, marketing and advertising programs, direct sales programs, training and education programs, property systems, revenue enhancement services, creating relationships with vendors to streamline purchasing processes and make lower cost products available. We believe that national franchise chains with a large number of hotels enjoy greater brand awareness among potential guests than those with fewer hotels, and that greater brand awareness can increase the desirability of a hotel to its potential guests.

We believe that hotel operators choose lodging franchisors based primarily on the perceived value and quality of each franchisor’s brand and its services, and the extent to which affiliation with that franchisor may increase the hotel operator profitability.

Choice’s Franchising Business

Choice operates primarily as a hotel franchisor offering 10 brands. Our Clarion® and Quality® brands compete primarily in the full service midscale with food and beverage segment; our Comfort Inn®, Comfort Suites®, and Sleep Inn® brands compete primarily in the limited service midscale without food & beverage segment; MainStay Suites® and Suburban Extended Stay Hotel® compete primarily in the extended stay segment and our Econo Lodge® and Rodeway Inn® brands compete primarily in the economy segment. In January 2005, we introduced a new brand, Cambria Suites®, which will compete in the upscale segment. As a result of our acquisition of Suburban Franchise Holding Company, Inc., the Suburban Extended Stay Hotel® brand was added to our portfolio on September 28, 2005.

Economics of Franchising Business. The fee and cost structure of our business provides opportunities for us to improve operating results by increasing the number of franchised properties, improving property level RevPAR performance and increasing the effective royalty rates of our franchise contracts. As a hotel franchisor, we derive our revenue from various franchise fees. Our franchise fees consist primarily of an initial fee and ongoing royalty, marketing and reservation fees that are typically based on a percentage of the franchisee’s gross room revenues. The initial fee and on-going royalty portion of the franchise fees are intended to cover our operating expenses, such as expenses incurred in business development, quality assurance, administrative support and other franchise services and to provide us with operating profits. The marketing and reservation fees are used exclusively for the expenses associated with marketing and media advertising and providing such franchise services as the central reservation system.

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

Our various brand offerings position us well within the lodging industry. Our Cambria Suites®, Comfort Inn®, Comfort Suites®, Sleep Inn®, Suburban Extended Stay Hotel® and MainStay Suites® are primarily new build brands which offer hotel developers an array of choices in the upscale, midscale and extended stay segments during periods of supply growth, while our Clarion® , Quality® , Econo Lodge® and Rodeway Inn® brands offer conversion opportunities to independent operators who desire to affiliate with a brand and take advantage of the services a franchisor has to offer.

Strategy. Our Company’s mission is a commitment to our customer’s profitability by providing our customers with hotel franchises that strive to generate the highest return on investment of any hotel franchise. Our business strategy is to create franchise system growth by leveraging Choice’s large and well-known hotel brands, franchise sales capabilities, effective marketing and reservation delivery efforts, RevPAR enhancing services and technology, and financial strength created by our significant free cash flow. We believe our brands’ growth will be driven by our ability to create a compelling return on investment for franchisees. Our strategic objective is to improve our franchisee’s profitability by providing services, which increase business delivery, reduce hotel operating and development costs, and/or improve guest satisfaction. Specific elements of our strategy include: build strong brands, deliver exceptional services, reach more consumers and leverage size, scale and distribution that reduce costs for hotel owners.

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

We have multiple brands that are positioned to meet the needs of many types of guests, and can be developed at various price points and applied to both new and existing hotels. This ensures that we have brands suitable for creating unit growth in various types of markets, with various types of customers, and during both industry contraction and growth cycles. During times of lower industry supply growth and tighter capital markets, we can target conversions of existing non-Choice affiliated hotels seeking the awareness and proven performance provided by our brands. During periods of strong industry supply growth, we expect a greater portion of our unit growth to come from our new construction brands. We believe that a large number of markets can still support our hotel brands, and the growth potential for our brands as well as new brands we may introduce remains strong.

We believe each of our brands appeals to targeted hotel owners and guests because of unique brand standards, service levels and pricing.

Deliver Exceptional Services. We provide a combination of services and technological products to help our franchisees improve performance. We have approximately 70 field services staff members located nationwide that help franchisees improve RevPAR performance and guest satisfaction. In addition, we provide our franchisees with technology products designed to improve property level performance. These services and products promote revenue gains for franchisees and translate into both higher royalties for Choice and improved returns for owners, leading to further unit growth by making Choice brands attractive to franchisees. We develop our services based on customer needs and focus on activities that generate high return on investment for our customers.

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

Our central reservations system is a critical technology used to deliver guests to our franchisees through multiple channels, including our call centers and proprietary websites, and global distribution systems (e.g., SABRE, Amadeus, and internet distribution sites). We believe our well-known brands, combined with our relationships with many internet distribution web sites benefits our franchisees, by facilitating increased rate and reservations delivery, and reducing costs and operational complexity.

Leverage Size, Scale and Distribution. We continually focus on identifying methods for utilizing the significant number of hotels in our system to reduce costs and increase returns for our franchisees. For example, we create relationships with vendors to: (i) make low-cost products available to our franchisees; (ii) streamline the purchasing process; and (iii) maintain brand standards and consistency. We plan to expand this business and identify new methods for decreasing hotel-operating costs by increasing penetration internally and enhancing our existing vendor relationships and/or creating new vendor relationships. We believe our efforts to leverage Choice’s size, scale and distribution benefit the Company by enhancing brand quality and consistency, improving our franchisees returns and satisfaction, and creating brand solutions revenues.

Franchise System

Our franchises operate domestically under one of nine Choice brand names: Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites® and Suburban Extended Stay Hotel®. The following table presents key statistics related to our domestic franchise system over the five years ended December 31, 2006.

COMBINED DOMESTIC FRANCHISE SYSTEM

	As of and For the Year Ended December 31,
	2002	2003	2004	2005	2006
Number of properties, end of period	3,482	3,636	3,834	4,048	4,211
Number of rooms, end of period	282,423	294,268	309,586	329,353	339,441
Royalty fees ($000)	$135,381	$141,150	$155,915	$175,588	$194,333
Average royalty rate(1),(3)	3.97%	4.01%	4.04%	4.08%	4.10%
Average occupancy percentage(3)	55.6%	54.7%	56.6%	57.6%	58.0%
Average daily room rate (ADR)(3)	$61.96	$62.53	$63.56	$66.24	$69.71
Revenue per available room (RevPAR)(2),(3)	$34.48	$34.21	$35.95	$38.15	$40.46

(1)

Represents domestic royalty fees as a percentage of aggregate gross room revenues of all domestic Choice brand franchised hotels except for Suburban Extended Stay Hotel® acquired on September 28, 2005.

(2)	The Company calculates RevPAR based on information reported to the Company on a timely basis by franchisees.
(3)	Statistics exclude the results of the Suburban Extended Stay Hotel® chain acquired on September 28, 2005 since comparable pre-acquisition data is not available.

The Company conducts its international franchise operations through a combination of direct franchising and master franchising which allow the use of our brands by third parties in foreign countries. The Company has made equity investments in certain non-domestic lodging franchise companies that conduct franchise operations for the Company’s brands under master franchising relationships. As a result of our use of master franchising relationships and international market conditions, total revenues from international franchising operations comprised only 6% and 5% of our total revenues in 2006 and 2005, respectively while representing approximately 22% of our franchise system hotels open at December 31, 2006 and 2005, respectively. Consequently, our description of our franchise system is primarily focused on the domestic operations. Currently, no individual franchisee or international master franchisee accounts for 2% or more of Choice’s royalty revenues or total revenues.

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

The following table presents key statistics related to the domestic system for each of our brands that is currently operational over the five years ended December 31, 2006.

	As of and For the Year Ended December 31,
	2002	2003	2004	2005	2006
COMFORT DOMESTIC SYSTEM
Number of properties, end of period	1,707	1,783	1,821	1,839	1,848
Number of rooms, end of period	134,326	140,416	143,007	143,849	144,853
Royalty fees ($000)	$81,390	$85,998	$94,801	$106,603	$116,832
Average occupancy percentage	59.7%	58.8%	60.9%	62.7%	63.9%
Average daily room rate (ADR)	$65.18	$65.92	$67.34	$70.85	$75.46
RevPAR	$38.93	$38.79	$41.04	$44.40	$48.25
QUALITY DOMESTIC SYSTEM
Number of properties, end of period	455	508	576	660	736
Number of rooms, end of period	48,472	52,766	58,785	66,316	72,054
Royalty fees ($000)	$19,658	$20,221	$22,821	$25,855	$29,220
Average occupancy percentage	52.0%	51.6%	54.1%	54.6%	55.3%
Average daily room rate (ADR)	$63.82	$64.19	$63.62	$64.86	$66.89
RevPAR	$33.16	$33.14	$34.41	$35.41	$37.01
CLARION DOMESTIC SYSTEM
Number of properties, end of period	132	138	158	153	162
Number of rooms, end of period	20,006	20,737	23,652	23,554	23,945
Royalty fees ($000)	$7,479	$7,534	$8,375	$9,385	$9,531
Average occupancy percentage	51.8%	49.2%	51.1%	52.5%	51.2%
Average daily room rate (ADR)	$73.88	$72.27	$72.37	$74.62	$78.98
RevPAR	$38.26	$35.55	$36.97	$39.15	$40.41
SLEEP DOMESTIC SYSTEM
Number of properties, end of period	301	309	311	319	327
Number of rooms, end of period	23,061	23,678	23,766	24,205	24,575
Royalty fees ($000)	$10,258	$10,856	$12,387	$13,862	$15,384
Average occupancy percentage	56.8%	57.5%	59.5%	61.0%	62.4%
Average daily room rate (ADR)	$57.36	$58.01	$59.50	$62.52	$66.44
RevPAR	$32.57	$33.33	$35.42	$38.16	$41.43
MAINSTAY DOMESTIC SYSTEM
Number of properties, end of period	40	26	27	27	29
Number of rooms, end of period	3,445	2,063	2,150	2,047	2,183
Royalty fees ($000)	$970	$980	$1,163	$1,375	$1,459
Average occupancy percentage	67.9%	62.9%	62.2%	65.7%	69.4%
Average daily room rate (ADR)	$61.50	$61.50	$61.09	$64.76	$67.26
RevPAR	$41.77	$38.70	$37.97	$42.54	$46.66
ECONO LODGE DOMESTIC SYSTEM
Number of properties, end of period	715	734	781	805	816
Number of rooms, end of period	44,522	45,420	48,301	49,763	49,679
Royalty fees ($000)	$13,664	$13,644	$14,255	$15,509	$16,467
Average occupancy percentage	49.4%	47.5%	48.2%	48.2%	47.7%
Average daily room rate (ADR)	$47.36	$47.88	$48.92	$50.95	$53.09
RevPAR	$23.38	$22.76	$23.57	$24.56	$25.31
RODEWAY DOMESTIC SYSTEM
Number of properties, end of period	132	138	160	180	233
Number of rooms, end of period	8,591	9,188	9,925	11,051	14,168
Royalty fees ($000)	$1,962	$1,917	$2,114	$2,256	$2,467
Average occupancy percentage	45.5%	44.8%	48.7%	46.7%	45.8%
Average daily room rate (ADR)	$49.00	$49.84	$52.33	$49.91	$51.66
RevPAR	$22.29	$22.32	$25.49	$23.31	$23.66
SUBURBAN DOMESTIC SYSTEM
Number of properties, end of period	—	—	—	65	60
Number of rooms, end of period	—	—	—	8,568	7,984
Royalty fees ($000)	—	—	—	$743 (2)	$2,973
Average occupancy percentage	—	—	—	— (1)	72.4%
Average daily room rate (ADR)	—	—	—	— (1)	$38.30
RevPAR	—	—	—	— (1)	$27.73

(1)	Statistics for average occupancy percentage, ADR and RevPAR for the year ended December 31, 2005 have been excluded since comparable pre-acquisition data is not available.
(2)	Royalty fees include results of Suburban operations from September 28, 2005 through December 31, 2006.

International Franchise Operations

The Company conducts its international franchise operations through a combination of direct franchising and master franchising which allow the use of our brands by third parties in foreign countries. The Company has made equity investments in certain non-domestic lodging franchise companies that conduct franchise operations for the Company’s brands under master franchising relationships. The use of our brands by third parties in foreign countries are governed by master franchising agreements which generally provide the master franchisee with the right to use our brands in a specific geographic region, usually for a fee.

In some territories outside the United States hotel franchising is less prevalent, and many markets are served primarily by independent operators. We believe that chain affiliation will increase in certain international markets as local economies grow and hotel owners seek the economies of centralized reservations systems and marketing programs.

As of December 31, 2006, we had 1,165 franchise hotels open and operating in more than 40 countries and territories outside of the United States. The following chart summarizes our franchise system outside of the United States.

COMBINED INTERNATIONAL FRANCHISE SYSTEM(1)

	As of and For the Year Ended December 31,
	2002	2003	2004	2005	2006
Number of properties, end of period	1,182	1,174	1,143	1,162	1,165
Number of rooms, end of period	91,299	94,350	94,220	97,703	97,944
Royalty fees ($000)	$6,335	$9,237	$10,071	$10,971	$16,183

(1)

Reporting of operating statistics (e.g. average occupancy percentage and average daily room rate) of international franchisees is not required by all master franchise contracts, thus these statistics and RevPAR are not presented for international franchisees.

Scandinavia. We conduct our operations in Denmark, Norway, Sweden, Finland and Lithuania through our relationship with Choice Hotels Scandinavia (“CHS”). As of December 31, 2006, CHS had 145 open properties. The master franchise agreement with CHS expires in November 2014, but may be terminated in November 2009 by either CHS or Choice.

Continental Europe. During the fourth quarter of 2006, the Company acquired from C.H.E. Group PLC (“CHE”) the franchising operations conducted by CHE in the European countries of Austria, Germany, Italy, the Czech Republic, Switzerland, France, Belgium, Portugal and Spain and simultaneously the master franchise agreement between Choice and CHE covering these countries was terminated and we began direct franchising operations in these countries.

United Kingdom. The master franchise agreement with CHE remains in place with respect to operations in the United Kingdom and Ireland. The master franchise agreement for these countries with CHE expires in January 2008, subject to certain renewal rights of CHE. At December 31, 2006, CHE had 113 properties open and operating in the United Kingdom and Ireland.

Canada. We conduct our operations in Canada through Choice Hotels Canada, Inc. (“CHC”) a joint venture owned 50% by us and 50% by InnVest Real Estate Investment Trust. CHC is one of the largest lodging organizations in Canada with 266 franchised properties open and operating as of December 31, 2006.

Australasia. The Company conducts direct franchising operations in Australia, American Samoa, Fiji, New Caledonia, Singapore, New Zealand and Papua New Guinea through a wholly owned subsidiary, Choice Hotels Australasia Pty. Ltd. (“CHA”). As of December 31, 2006, CHA had 291 franchised properties open under the Choice brands and 2 franchised hotels under the Flag brand in Australia, American Samoa, New Zealand, New Caledonia and Papua New Guinea. CHA is in the process of converting all remaining Flag branded franchises to the Company’s other brands and expects to complete this conversion during 2008.

Mexico. During 2004, we established a wholly owned subsidiary Choice Hotels Mexico S. de R.L. de C.V. (“CHM”) to begin franchising operations in Mexico. CHM is focused on establishing Clarion®, Quality® and Comfort® brands through conversions of high quality unbranded hotels in Mexico. At December 31, 2006, CHM had 12 properties open and operating.

Other International Relationships. We have various master franchise and area representative arrangements in place with local hotel management and franchising companies doing business in South America, India, Central America, Japan and Indonesia. In addition, the Company has direct franchise relationships with properties in Malaysia, China, and Lebanon.

The following table summarizes Choice’s non-domestic franchise system as of December 31, 2006:

	Comfort	Quality	Clarion	Sleep	Econo Lodge	Rodeway	Flag	Total
American Samoa	—	—	1	—	—	—	—	1
Australia	167	73	11	—	—	—	—	251
Austria	—	1	—	—	—	—	—	1
Belgium	1	—	—	—	—	—	—	1
China	1	—	—	—	—	—	—	1
Czech Republic	1	1	1	—	—	—	—	3
France	90	27	1	—	—	—	—	118
Germany	23	20	5	—	—	—	—	48
Italy	3	5	3	—	—	—	—	11
Lebanon	—	1	—	—	—	—	—	1
Malaysia	—	2	—	—	—	—	—	2
Mexico	5	7	—	—	—	—	—	12
New Caledonia	—	1	—	—	—	—	—	1
New Zealand	13	13	5	—	—	—	2	33
Papua New Guinea	1	4	—	—	—	—	—	5
Portugal	5	3	1	—	—	—	—	9
Singapore	—	1	1	—	—	—	—	2
Spain	5	2	2	—	—	—	—	9
Switzerland	4	1	—	—	—	—	—	5

Direct Franchise Agreements	319	162	31	—	—	—	2	514

Brazil	22	19	3	4	—	—	—	48
Canada*	144	60	10	3	44	5	—	266
Costa Rica	—	1	1	1	—	—	—	3
Denmark	6	5	5	—	—	—	—	16
Dominican Republic	—	1	1	—	—	—	—	2
El Salvador	4	1	—	—	—	—	—	5
Finland	1	1	1	—	—	—	—	3
Guatemala	—	—	1	—	—	—	—	1
Honduras	—	—	2	—	—	—	—	2
Indonesia	1	4	—	—	—	—	—	5
India*	11	13	1	—	—	—	—	25
Ireland	4	8	8	—	—	—	—	20
Japan	26	3	—	7	—	—	—	36
Lithuania	—	1	—	—	—	—	—	1
Norway	9	38	21	—	—	—	—	68
Sweden	10	27	20	—	—	—	—	57
United Kingdom	34	48	5	6	—	—	—	93

Master Franchise Agreements	272	230	79	21	44	5	—	651

Total Number of Properties	591	392	110	21	44	5	2	1,165

*	The Company has made equity investments in these master franchisors.

The following table presents key worldwide system size statistics as of and for the year ended December 31, 2006.

	Open and Operational		Under Development		Additions	Repositionings	Terminations
	Hotels	Rooms	Hotels	Rooms
Comfort	2,439	184,716	438	32,801	130	(20)	(89)
Quality	1,128	112,173	114	10,283	124	19	(71)
Clarion	272	37,237	24	2,668	41	3	(35)
Sleep Inn	348	26,582	127	8,967	25	(1)	(11)
MainStay Suites	29	2,183	33	2,739	2	—	—
Econo Lodge	860	52,005	52	3,374	78	—	(66)
Rodeway Inn	238	14,420	70	4,229	64	8	(19)
Suburban	60	7,984	29	2,375	5	—	(10)
Cambria Suites	—	—	43	5,119	—	—	—
Flag Hotels	2	85	—	—	—	(9)	(2)

Totals	5,376	437,385	930	72,555	469	—	(303)

Franchise Sales

Brand growth is important to our business model. We have identified key market areas, for certain brands, for hotel development based on supply/demand relationships and our strategic objectives. Development opportunities are typically offered to: (i) existing franchisees; (ii) developers of hotels; (iii) owners of independent hotels and motels; (iv) owners of hotels affiliated with other franchisors’ brands; and, (v) contractors who construct any of the foregoing.

The franchise sales organization employs both sales managers as well as franchise sales directors. Through December 31, 2006, the sales managers had geographic oversight over all of our brands to ensure each prospective hotel is placed in the appropriate brand, facilitate teamwork and information sharing amongst the sales directors and provide better service to our top developers. Our franchise sales directors operated in brand specific selling teams to leverage their brand expertise to enhance product consistency and deal flow. Effective January 1, 2007, the Company reorganized the franchise sales efforts into brand specific divisions with both sales managers and franchise sales directors responsible for specific brands. The new brand centric structure consists of the upscale and extended stay market brands (Cambria Suites, MainStay Suites and Suburban Extended Stay Hotels), mid-market brands (Comfort Inn, Comfort Suites and Sleep Inn), full service market brands (Quality and Clarion) and economy market brands (Econo Lodge and Rodeway Inn). These changes support the Company’s efforts to leverage its core strengths in order to take advantage of opportunities for further growth and integrate our brands and strategies to allow our brand teams to focus on understanding, anticipating and meeting the unique needs of key customer segments. Franchise sales efforts emphasize the benefits of affiliating with one of the Choice brands, our commitment to improving hotel profitability, our television, radio and print brand advertising campaigns, the Choice central reservation system, our training and support systems (including our proprietary property management systems) and our history of growth and profitability.

During 2006, Choice received 1,137 applications for new franchise agreements (not including relicensings of existing agreements) compared to 962 in 2005. These applications resulted in the execution of 720 new franchise agreements in 2006, compared to 639 in 2005. An application received does not always result in an executed franchise agreement during the year received or at all due to various factors, such as financing and agreement on contractual terms. Our objective is to continue to grow our portfolio by continuing to sell our existing brands, creating extensions of our existing brands and introducing new brands within the various lodging chain segments.

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

Either party to our standard domestic franchise agreement can terminate the agreement prior to the conclusion of the agreement’s term under certain circumstances, such as upon designated anniversaries of the agreement. Early termination options give us flexibility in eliminating or re-branding properties, if they become weak performers for reasons other than contractual failure by the franchisee. We also have the right to terminate a franchise agreement if a franchisee fails to bring the property into compliance with contractual or quality standards within specified periods of time. The franchise agreements also typically contain liquidated damage provisions resulting from a franchisee’s termination of the franchise agreement outside the designated anniversaries. Master franchise agreements typically contain provisions permitting us to terminate the agreement for failure to meet a specified development schedule.

In 2006 and 2005, we increased our efforts to enforce quality and contractual standards as well as eliminate weak performers. However, in 2006 and 2005, we still retained 95% of franchisees, which were in our domestic system in the previous year.

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

Our standard franchise fees are as follows:

QUOTED FEES BY BRAND AS OF DECEMBER 31, 2006

		On-Going Fees as a Percentage of Franchisee’s Gross Room Revenues
Brand	Initial Fee Per Room/Minimum	Royalty Fees	Marketing Fees	Reservation Fees	Combined Marketing and Reservation Fees
Cambria Suites	$500/$60,000	5.00%	2.10%	1.75%	—
Comfort Inn	$500/$50,000	5.65%	2.10%	1.75%	—
Comfort Suites	$500/$50,000	5.65%	2.10%	1.75%	—
Quality Inn	$300/$35,000	4.65%	2.10%	1.75%	—
Quality Suites	$300/$50,000	4.65%	2.10%	1.75%	—
Clarion	$300/$40,000	4.25%	2.00%	1.25%	—
Sleep Inn	$300/$40,000	4.65%	2.10%	1.75%	—
MainStay Suites	$300/$30,000	5.00%	—	—	2.50%
Econo Lodge	$250/$25,000	4.50%	—	—	3.50%
Rodeway Inn	(1)	(2)	(3)	(3)	—
Suburban	$225/$30,000	5.00%	—	—	2.50%

(1)	Initial fee of $7,500 for properties with up to 85 rooms. Additional $90 per room fee for each room over 85 rooms.
(2)	Royalty rate is $15.00 per room per month with $1.00 escalations on each of the 2nd, 3rd, 4th and 5th anniversaries of the franchise agreement.
(3)	Marketing and reservation fees are $8.00 and $5.00 per room per month, respectively.

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

Central Reservation System (“CRS”). On average, approximately one-third of the gross room revenue booked at franchisees’ properties is reserved through our central reservation system, which consists of our toll-free telephone reservation system, our proprietary internet site, interfaces with global distribution systems, and other internet reservations sites. Our reservation system consists of a computer reservation system, three reservation centers in North America and several international reservation centers operated by our master franchisees or us. Reservation agents trained on the reservation system can match each caller with a Choice-branded hotel meeting the caller’s needs. Our CRS provides a data link to our franchised properties as well as to airline reservation systems such as Amadeus, Galileo, SABRE and Worldspan that facilitate the reservation process for travel agents. We also offer our rooms for sale on our own proprietary internet site (www.choicehotels.com) as well as those of other travel companies.

We continue to implement our integrated reservation strategy to improve reservations delivery, reduce franchisee costs and improve licensee satisfaction by enhancing our website, choicehotels.com, and selectively distributing our inventory with third parties that can drive additional business to Choice and its brands. We have established agreements with key third party travel intermediaries to gain additional distribution points. These agreements typically offer Choice brands preferred placement on these third party sites at reduced transaction fees. We also continue to educate our individual franchisees about the unfavorable impact to their business of contracting with sites with which we do not have preferred agreements. We currently have agreements with many but not all major online third party sites.

Property Management Systems. Our proprietary property and yield management systems, Profit Manager by Choice Hotels and ChoiceADVANTAGE, are designed to help franchisees maximize profitability and compete more effectively by managing their rooms inventory, rates and reservations. The Profit Manager system is used by substantially all of our domestic non-economy brand franchises. ChoiceADVANTAGE is utilized primarily by our economy brand franchises. These systems synchronize each hotel’s inventory with our system, giving our reservation sales agents last room sell capabilities at every hotel. These systems include a revenue management feature that calculates and suggests optimum rates based on each hotel’s past performance and projected occupancy. These tools are critical to business delivery and yield improvement as they facilitate the franchisee’s ability to effectively manage their hotel operations, determine appropriate rates, drive occupancy and participate in Choice marketing programs.

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

Since 1998, we have operated a loyalty program called Choice Privileges®, which includes all of our mid-scale brands (Comfort, Clarion, Quality, Sleep and MainStay Suites) to attract and retain travelers by rewarding frequent stays with points towards free hotel stays and other rewards. Suburban Extended Stay Hotel is expected to be added to the program during 2007. As of December 31, 2006, the program had approximately 5.2 million members. In 2001, we launched a similar loyalty program called EA$Y CHOICE® for our Econo Lodge and Rodeway Inn brands. The EA$Y CHOICE program is a stamp redemption program and has no membership requirement to participate. Choice Privileges® and EA$Y CHOICE participants can earn points/stamps redeemable for free stays in Choice brand properties. Choice also offers guests the ability to earn airline miles for qualifying stays redeemable for flights with Southwest Airlines, United Air Lines, American Airlines, US Airways, Continental Airlines, America West Airlines, Delta Air Lines, Northwest Airlines, Mexicana Airlines, Air Canada and Alaska Airlines. These programs allow us to conduct lower cost, more targeted marketing campaigns to our consumers.

Marketing and advertising programs are directed by our marketing department, which utilizes the services of independent advertising agencies. We also employ home- based sales personnel geographically located across the United States using personal sales calls, telemarketing and other techniques to target specific customer groups, such as potential corporate clients in areas where our franchised hotels are located, the motor coach market, and meeting planners. All sales personnel sell business for all of the Choice brands.

Our field based brand performance consultants work with franchisees to maximize RevPAR. These coordinators advise franchisees on topics such as marketing their hotels, improving quality and maximizing the benefits offered by the Choice reservations system.

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

We believe that hotel operators choose lodging franchisors based primarily on the value and quality of each franchisor’s brand and services and the extent to which affiliation with that franchisor may increase the franchisee’s reservations and profits. We also believe that hotel operators select a franchisor in part based on the franchisor’s reputation among other franchisees and the success of its existing franchisees.

Since our franchise system revenues are based on franchisees’ gross room revenues, our prospects for growth are largely dependent upon the ability of our franchisees to compete in the lodging market, our ability to convert competitor franchises and independent hotels to our brands and the ability of our franchisees to obtain financing to construct new hotels.

The ability of a hotel to compete may be affected by a number of factors, including the location and quality of the property, the number and quality of competing lodging facilities nearby, its affiliation with a recognized name brand and general regional and local economic conditions. The effect of local economic conditions on our results is substantially reduced by the geographic diversity of our franchised properties, which are located in 49 states, the District of Columbia and more than 40 countries and territories outside the United States, as well as our range of products and room rates.

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

Impact of Inflation and Other External Factors

Franchise fees can be impacted by external factors including, in particular, the supply of hotel rooms within the lodging industry relative to the demand for rooms by travelers and inflation.

We expect to benefit in the form of increased franchise fees from future growth in consumer demand for hotel rooms as well as in the supply of hotel rooms, which do not result in excess lodging industry capacity. However, a prolonged decline in demand for hotel rooms would negatively impact our business.

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

Among other unpredictable external factors, which may negatively impact us, are wars, acts of terrorism, airline strikes, gasoline shortages, severe weather and the risks described below under the Item 1A. Risk Factors.

Employees

We employed domestically approximately 1,860 people as of February 15, 2007. None of our employees are represented by unions or covered by collective bargaining agreements. We consider our relations with our employees to be good.

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

We compete with other lodging companies for franchisees. As a result, the terms of new franchise agreements may not be as favorable as our current franchise agreements. Our competition may reduce or change fee structures, or make greater use of financial incentives such as loans and guarantees to acquire franchisees. This may potentially cause us to respond by charging lower fees or increasing our use of financial incentives, which may impact our margins. New competition may emerge using different business models with a lesser reliance on franchise fees. In addition, an excess supply of hotel rooms may discourage potential franchisees from constructing new hotels, thereby limiting a source of growth of the franchise fees received by us.

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

•

cost effective and timely construction of hotels (which construction can be delayed due to, among other reasons, labor and materials availability, labor disputes, local zoning and licensing matters, and weather conditions); and

•	securing required governmental permits.

•	our ability to continue to enhance our reservation, operational and service delivery systems to support additional franchisees in a timely, cost-effective manner;

•	our formal impact policy, which offers franchisees protection from the opening of a same-brand property within a specified distance, may adversely impact our growth potential;

•	the effectiveness and efficiency of our development organization;

•	our failure to introduce new brands that gain market acceptance, may adversely impact our unit growth potential;

•	our dependence on our independent franchisees’ skills and access to financial resources necessary to open the desired number of hotels; and,

•	our ability to attract and retain qualified domestic and international franchisees.

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

We franchise hotels to third parties pursuant to franchise contracts. These contracts may be terminated, renegotiated or expire. These franchise contracts typically have an initial term of twenty years with provisions permitting the franchisee to terminate the agreements after five, ten or fifteen years under certain circumstances. While our contracts provide for liquidated damages related to franchisee terminations outside the contract provisions, these damage amounts are typically less than the fees we would have received if a licensee fulfilled its contractual terms. In addition, there can be no assurance that we will be able to replace terminated franchise contracts, or that the terms of renegotiated or new contracts will be as favorable as the terms that existed before such replacement or renegotiation.

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

These factors, among others, could adversely affect the operating results and financial condition of our franchisees and result in declines in the number of franchised properties and/or franchise fees and other revenues derived from our franchising business. In addition, at times, the Company provides financial support to our franchisees via notes and guarantees. Factors that may adversely affect the operating results and financial condition of these franchisees may result in the Company incurring losses related to this financial support.

Increasing use of internet reservation channels may decrease loyalty to our brands or otherwise adversely affect us.

A growing percentage of our hotel rooms are booked through internet travel intermediaries. If such bookings continue to increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from our franchisees or us. Moreover, some of these internet travel intermediaries are attempting to commoditize hotel rooms, by increasing the importance of price and general indicators of quality at the expense of brand identification. These intermediaries hope that consumers will eventually develop brand loyalties to their reservations systems rather than to our lodging brands. If this happens our business and profitability may be significantly harmed. We have established agreements with many key third party websites to limit transaction fees for hotels but we currently do not have agreements with several large internet travel intermediaries.

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

We have franchised properties open and operating in more than 40 countries and territories outside of the United States. We also have investments in two foreign hotel franchisors. International operations generally are subject to political and other risks that are not present in U.S. operations. These risks include the risk of war or civil unrest, expropriation and nationalization. In addition, some international jurisdictions laws do not adequately protect our intellectual property and restrict the repatriation of non-U.S. earnings. Various international jurisdictions also have laws limiting the right and ability of non-U.S. entities to pay dividends and remit earnings to affiliated companies unless specified conditions have been met. In addition, sales in international jurisdictions typically are made in local currencies, which subjects us to risks associated with currency fluctuations. Currency devaluations and unfavorable changes in international monetary and tax policies could have a material adverse effect on our profitability and financing plans, as could other changes in the international regulatory climate and international economic conditions.

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

Failure to comply with the Sarbanes-Oxley Act could impact our business.

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

Our intellectual property is fundamental to our brands and our franchising business. We generate, maintain, license and enforce a substantial portfolio of trademarks and other intellectual property rights. We use our intellectual property rights to protect development activities, to protect our good name, to promote our brand name recognition, to enhance our competitiveness and to otherwise support our business goals and objectives. Our intellectual property rights, however, may be challenged, cancelled, invalidated or circumvented, or may fail to provide us with significant competitive advantages.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

Our principal executive offices are located at 10750 Columbia Pike, Silver Spring, MD 20901. The offices are leased from a third party. We own our reservation and property system’s information technology office in Phoenix, AZ, and reservation centers in Minot, ND and Grand Junction, CO. We also lease office space in Phoenix, AZ, Bethesda, MD, Atlanta, GA, Australia, London, Canada, Germany, France and Mexico. Management believes that the Company’s existing properties are sufficient to meet its present needs and does not anticipate any difficulty in securing additional or alternative space, as needed, on terms acceptable to the Company.

We own three MainStay Suites ® hotels located in Brentwood, TN, Pittsburgh, PA and Greenville, SC.

Item 3.    Legal Proceedings.

The Company is not a party to any litigation, other than routine litigation incidental to its business. None of such litigation, either individually or in the aggregate, is expected to be material to the business, financial position, liquidity or results of operations of the Company.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

EXECUTIVE OFFICERS OF CHOICE HOTELS INTERNATIONAL, INC.

The name, age, title, present principal occupation, business address and other material occupations, positions, offices and employment of each of the executive officers of the Company as of December 31, 2006 are set forth below. The business address of each executive officer is 10750 Columbia Pike, Silver Spring, Maryland 20901.

Name	Age	Position
Stewart Bainum, Jr.	60	Chairman of the Board of Directors
Charles A. Ledsinger, Jr.	57	Vice Chairman and Chief Executive Officer
David L. White	38	Chief Financial Officer
William Carlson	48	Senior Vice President, Consumer Revenue Growth
David E. Goldberg	39	Senior Vice President, Brand Value
Bruce N. Haase	46	Senior Vice President, International
Daniel Head	43	Senior Vice President, Business Intelligence and Strategy
Mary Beth Knight	46	Senior Vice President, E-Commerce
Thomas Mirgon	50	Senior Vice President, Human Resources and Administration
Janna Morrison	45	Senior Vice President, Customer Care and Technology Services
David Pepper	39	Senior Vice President, Franchise Growth and Performance
Gary Thomson	52	Senior Vice President, Chief Information Officer
Scott E. Oaksmith	35	Controller
Paul Mamalian	37	General Counsel

Executive Officers Separating From the Company Subsequent to December 31, 2006
Joseph M. Squeri	41	President and Chief Operating Officer
Wayne W. Wielgus	52	Executive Vice President and Chief Marketing Officer
Michael J. DeSantis	48	Senior Vice President, Senior Strategic Advisor and Secretary

Background of Continuing Executive Officers:

Stewart Bainum, Jr. Director from 1977 to 1996 and since 1997. Chairman of the Board of Choice Hotels from March 1987 to November 1996 and since October 1997; Chairman of the Board of Realty Investment Company, Inc. since December 2005; Chairman of the Board of Sunburst Hospitality Corporation since November 1996. He was a director of Manor Care, Inc. from September 1998 to September 2002, serving as Chairman from September 1998 until September 2001. From March 1987 to September 1998, he was Chairman and Chief Executive Officer of Manor Care, Inc. He served as President of Manor Care of America, Inc. and Chief Executive Officer of ManorCare Health Services, Inc. from March 1987 to September 1998, and as Vice Chairman of Manor Care of America, Inc. from June 1982 to March 1987.

Charles A. Ledsinger, Jr. Vice Chairman, Chief Executive Officer and Director of the Company since September 2006. He was President, Chief Executive Officer and Director of the Company from August 1998 to September 2006. He was President and Chief Operating Officer of St. Joe Company from February 1998 to August 1998, Senior Vice President and Chief Financial Officer of St. Joe Company from May 1997 to February 1998; Senior Vice President and Chief Financial Officer of Harrah’s Entertainment, Inc. from June 1995 to May 1997; and Senior Vice President and Chief Financial Officer of Promus Companies Incorporated from August 1990 to June 1995. He serves as a director of Darden Restaurants and FelCor Lodging Trust, Inc.

David L. White. Chief Financial Officer since September 2006. He was Vice President, Finance & Controller of Choice from December 2002 to September 2006; Vice President, Financial/SEC Reporting from September 2002 to December 2002. He was Senior Manager, Ernst & Young, LLP from May 2002 to September 2002. He was employed by Arthur Andersen LLP as Senior Manager from May 1999 to May 2002, and manager from October 1998 to May 1999. He served as Assistant Controller for the energy marketing division of Statoil Energy, Inc. from May 1997 to September 1998.

William Carlson. Senior Vice President, Consumer Revenue Growth of Choice since May 2006. He was Vice President, Consumer Marketing of the Company from October 1998 to May 2006.

David E. Goldberg. Senior Vice President, Brand Value of Choice since December 2005. He was Senior Vice President, Corporate Strategy from January 2005 until December 2005. He was Vice President, Corporate and Brand Strategy and Treasurer from February 2004 until January 2005. He was Vice President, Strategy and Business Development from February 2002 to February 2004; Senior Director, Strategy and Business Development from January 2001 to February 2002; Director of Corporate Development from July 1999 to January 2001. He was Managing Associate with McManis Associates from January 1998 through July 1999 and a Consultant with Andersen Consulting from September 1994 through January 1998.

Bruce N. Haase. Senior Vice President, International of the Company since October 2000. He was Vice President – Finance and Treasurer from April 2000 until October 2000. He was Vice President, Finance and Treasurer of The Ryland Group, Inc., in Columbia, Maryland, from August 1999 until March 2000 and Vice President and Treasurer from October 1995 until August 1999.

Dan Head. Senior Vice President, Business Intelligence and Strategy of Choice since December 2005. He was Vice President, Corporate Strategy from September 2005 until December 2005. He served as a Managing Director for Bearing Point from July 2002 until September 2005; and was employed by Arthur Andersen Business Consulting as a partner in the technology, media and communications practice areas from September 1998 until July 2002.

Mary Beth Knight. Senior Vice President, E-Commerce of the Company since May 2006. She was Vice President, E-Commerce of Choice from April 2002 until May 2006. Prior to April 2002, she was Vice President, E-Commerce for Best Western International.

Thomas Mirgon. Senior Vice President, Human Resources and Administration since April 1998. He was Senior Vice President, Human Resources of the Company from March 1997 to April 1998 and of Choice’s predecessor company from March 1997 to October 1997; Vice President, Administration of Interim Services from August 1993 to February 1997; and employed by Taco Bell Corp. from January 1986 to August 1993, last serving as Senior Director, Field Human Resources from February 1992 to August 1993.

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

Scott E. Oaksmith. Controller of the Company since September 2006. He was Assistant Controller of Choice from February 2004 to September 2006. He was Director, Marketing and Reservations, Finance from October

2002 until February 2004. Prior to joining the Company, he was employed by American Express Tax & Business Services, Inc. from January 1994 to October 2002, last serving as Senior Manager from October 2000 to October 2002.

Paul Mamalian. General Counsel of Choice since September 2006. He was Assistant General Counsel from August 2004 to September 2006 and Senior Attorney from July 2003 to August 2004. Prior to joining Choice, he was a Senior Associate with Pillsbury Winthrop from April 2000 to November 2002.

Background of Executive Officers Separating from the Company Subsequent to December 31, 2006

Joseph M. Squeri. President and Chief Operating Officer since September 2006. He was Executive Vice President, Operations and Chief Financial Officer from May 2005 to September 2006. He was Executive Vice President and Chief Financial Officer from May 2004 to May 2005. He was Senior Vice President, Development and Chief Financial Officer of the Company from March 2002 until May 2004; Treasurer of the Company from April 1998 to February 2004 and since December 2004; Vice President, Finance and Controller of the Company from March 1997 to June 1999 and of Former Choice from March 1997 to October 1997.

Wayne W. Wielgus. Executive Vice President and Chief Marketing Officer since September 2004. He was Senior Vice President, Marketing of Choice From September 2000 until September 2004. He was Vice President, Marketing of Best Western International, Inc., in Phoenix, Arizona, from 1996 until September 2000 and Senior Vice President, Marketing-Americas from 1993 until 1996 for Forte Hotels PLC.

Michael J. DeSantis. Senior Vice President, Senior Strategic Advisor and Secretary of the Company since September 2006. He was Senior Vice President, General Counsel and Secretary of the Company from June 1997 to September 2006 and of Former Choice from June 1997 to October 1997. He was Senior Attorney for Choice’s predecessor company from November 1996 to June 1997; Senior Attorney for Manor Care from January 1996 to October 1996; Vice President, Associate General Counsel and Assistant Secretary for Caterair International Corporation from April 1994 to December 1995; and Assistant General Counsel of Caterair International from May 1990 to March 1994.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The shares of the Company’s common stock are listed and traded on the New York Stock Exchange. The following table sets forth information on the high and low prices of the Company’s common stock and cash dividends declared per share for each quarterly period for the two most recently completed years.

QUARTERLY MARKET PRICE RANGE OF COMMON STOCK AND CASH DIVIDENDS DECLARED

	Market Price Per Share*		Cash Dividends Declared Per Share*
Quarters Ended	High	Low
2005
March 31,	$31.66	$27.94	$0.1125
June 30,	33.95	29.31	0.1125
September 30,	33.70	29.65	0.13
December 31,	42.56	31.47	0.13
2006
March 31,	$49.15	$40.77	$0.13
June 30,	61.38	44.90	0.13
September 30,	61.75	35.26	0.15
December 31,	47.57	39.50	0.15

*	Per share amounts have been retroactively adjusted for a two-for-one stock split effected in the form of a stock dividend distributed on October 21, 2005 to shareholders of record on October 7, 2005.

The Company currently maintains the payment of a quarterly dividend on its common shares outstanding, however, the declaration of future dividends are subject to the discretion of the board of directors. We expect that cash dividends will continue to be paid at a comparable or increased rate in the future, subject to future business performance.

As of February 15, 2007, there were 2,296 holders of record of the Company’s common stock.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information regarding the number of shares of the Company’s common stock that were subject to outstanding stock options at December 31, 2006.

	Number of shares to be issued upon exercise of outstanding options, warrants and rights*	Weighted average exercise price of outstanding options, warrants and rights*	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))*
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	2,622,833	$15.03	3,166,764
Equity compensation plans not approved by shareholders	237,326	$6.27	Not applicable

*	On May 1, 2006, the Company’s shareholders approved a new long-term incentive plan (“LTIP”) authorizing the issuance of 3.2 million share-based awards.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases of Choice Hotels International, Inc. common stock made by the Company during the twelve months ended December 31, 2006.

Month Ending	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2006	813	$42.16	—	5,102,701
February 28, 2006	25,981	47.81	—	5,102,701
March 31, 2006	—	—	—	5,102,701
April 30, 2006	—	—	—	5,102,701
May 31, 2006	—	—	—	5,102,701
June 30, 2006	—	—	—	5,102,701
July 31, 2006	—	—	—	5,102,701
August 31, 2006	—	—	—	5,102,701
September 30, 2006	1,172	42.78	—	5,102,701
October 31, 2006	—	—	—	5,102,701
November 30, 2006	—	—	—	5,102,701
December 31, 2006	827	45.36	—	5,102,701

Total	28,793	$47.38	—	5,102,701

(1)	The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998.

During the year ended December 31, 2006, the Company purchased 28,793 shares of common stock from employees to satisfy minimum tax-withholding requirements from the vesting of restricted stock grants. These purchases were not part of the board repurchase authorization.

Item 6.    Selected Financial Data.

Company results (in millions, except per share data)

	As of and for the year ended December 31,
	2002	2003	2004	2005	2006
Total Revenues	$365.6	$385.9	$428.2	$477.4	$544.7
Net Income	60.8	71.9	74.3	87.6	112.8
Basic Earnings per Share(1)	0.78	1.01	1.12	1.36	1.72
Diluted Earnings per Share(1)	0.76	0.98	1.08	1.32	1.68
Total Assets	316.8	267.3	263.4	265.3	303.3
Long-Term Debt	307.8	246.7	328.7	274.1	172.5
Cash Dividends Declared Per Common Share(1)	—	0.10	0.425	0.485	0.56

(1)	Per share amounts have been retroactively adjusted for a two-for-one stock split effected in the form of a stock dividend distributed on October 21, 2005 to shareholders of record on October 7, 2005.

Matters that affect the comparability of our annual results are as follows:

•

Net income in 2003 included a $3.4 million ($0.05 per share) gain on the prepayment of a note receivable from Sunburst. As a result of this prepayment, interest income earned on this note receivable totaling approximately $4.5 million per annum will not be received in future years.

•

Net income in 2004 included a $0.7 million loss on extinguishment of debt related to the refinancing of the Company’s senior credit facility. In addition, results reflect a reduction of income tax expense related to the resolution of certain tax contingencies of approximately $1.2 million. Those items represent diluted EPS of $0.01, net.

•

Net income in 2005 included additional income tax expense of approximately $1.2 million related to the Company’s repatriation of foreign earnings pursuant to the American Jobs Creation Act and a reduction of income tax expense related to the resolution of certain tax contingencies of approximately $4.9 million. Those items represent diluted EPS of $0.06, net.

•

Net income in 2006 included a $0.3 million loss on extinguishment of debt related to the refinancing of the Company’s senior credit facility and a reduction of income tax expense related to the resolution of certain tax contingencies of approximately $12.8 million. In addition, the Company’s adoption of SFAS No. 123R reduced net income by approximately $0.3 million. Those items represent diluted EPS of $0.20, net.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand Choice Hotels International, Inc. and subsidiaries. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes.

Overview

We are a hotel franchisor with franchise agreements representing 5,376 hotels open and 930 hotels under development as of December 31, 2006, with 437,385 rooms and 72,555 rooms, respectively, in 49 states, the

District of Columbia and more than 40 countries and territories outside the United States. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, Cambria Suites™ and Flag Hotels®.

The Company conducts its international franchise operations through a combination of direct franchising and master franchising which allow the use of our brands by third parties in foreign countries. The Company has made equity investments in certain non-domestic lodging franchise companies that conduct franchise operations for the Company’s brands under master franchising relationships. As a result of our use of master franchising relationships and international market conditions, total revenues from international franchising operations comprised only 6% and 5% of our total revenues in 2006 and 2005, respectively while representing approximately 22% of our franchise system hotels open at December 31, 2006 and 2005, respectively.

On October 30, 2006, the Company acquired 100% of the stock of Choice Hotels Franchise GmbH (“CHG”). CHG was a wholly owned subsidiary of one of the Company’s master franchisees, CHE Hotel Group PLC (“CHE”). Under the master franchise agreement with CHE, CHG franchised hotels under the Company’s brands in Austria, Germany, Italy, Czech Republic and potions of Switzerland. As a result of this acquisition, the master franchise agreement between the Company and CHE covering these countries terminated. The results of CHG have been consolidated with the Company since October 30, 2006.

On November 30, 2006, the Company acquired CHE’s assets, including franchise contracts, related to its franchising of hotels under the Company’s brands in France, Belgium, Portugal, Spain and portions of Switzerland. As a result of acquisition, the master franchise agreement between the Company and CHE covering these countries terminated and the Company commenced direct franchising operations in these countries on November 30, 2006.

These transactions enable Choice to continue its strategy of more closely directing the growth of our franchise operations throughout continental Europe.

During 2005, the Company acquired 100% of the stock of Suburban Franchise Holding Company, Inc. (“Suburban”) and its wholly owned subsidiary, Suburban Franchise Systems, Inc. for $12.8 million. Suburban is the franchisor of Suburban Extended Stay Hotels and at acquisition had 67 units (8,942 rooms) operating in the economy extended stay segment primarily in the southeastern United States. The acquisition allowed the Company to enter, on an accelerated basis, the economy extended stay segment, a market in which it did not previously compete. The results of Suburban have been consolidated with the Company since September 28, 2005.

On September 14, 2005, the Company’s board of directors declared a two-for one stock split effected in the form of a stock dividend. The stock dividend was distributed on October 21, 2005 to shareholders of record on October 7, 2005. Share data and earnings per share data included in MD&A reflect the stock split, applied retroactively, to all periods presented.

Our Company generates revenues, income and cash flows primarily from initial and continuing royalty fees attributable to our franchise agreements. Revenues are also generated from brand solutions (formerly known as partner services) endorsed vendor arrangements, hotel operations and other sources. The hotel industry is seasonal in nature. For most hotels, demand is lower in December through March than during the remainder of the year. Our principal source of revenues is franchise fees based on the gross room revenues of our franchised properties. The Company’s franchise fee revenues and operating income reflect the industry’s seasonality and historically have been lower in the first quarter than in the second, third or fourth quarters.

With a focus on hotel franchising instead of ownership, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our business provides opportunities to improve operating results by increasing the number of franchised properties and effective royalty rates of our franchise contracts resulting in increased initial fee revenue; ongoing royalty fees and brand solutions revenues. In addition, our operating results can also be improved through our company wide efforts related to improving property level performance. In addition to these revenues, we also collect marketing and reservation fees to support centralized marketing and reservation activities for the franchise system. As a lodging franchisor, Choice has relatively low capital expenditure requirements.

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

Our Company articulates its mission as a commitment to our customers’ profitability by providing our customers with hotel franchises that generate the highest return on investment of any hotel franchise. We have developed an operating system dedicated to our franchisees’ success that focuses on delivering guests to our franchised hotels and reducing costs for our hotel owners. We strive every day to continuously improve our franchise offerings to enhance our customers’ profitability and create the highest return on investment of any hotel franchise.

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

Maximizing Financial Returns and Creating Value for Shareholders. Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. We believe our strong and predictable cash flows create a strong financial position that provides us a competitive advantage. Our business does not require significant capital to operate and grow, therefore, we can maintain a capital structure that generates high financial returns and use our excess cash flow to increase returns to our shareholders. We have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. Through December 31, 2006, we have repurchased 33.6 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $711.9 million since the program’s inception. Considering the effect of the two-for-one stock split, the Company has repurchased 66.6 million shares at an average price of $10.69 per share through December 31, 2006. Our cash flows from operations support our ability to complete the repurchase of approximately 5.1 million shares presently remaining under our current board of directors’ authorization at December 31, 2006. The Company expects to continue to return value to its shareholders through a combination of dividends and share repurchases, subject to market and other conditions and upon completion of the current authorization we will evaluate the propriety of additional share repurchases with our board of directors. In 2006, we paid cash dividends totaling approximately $35.4 million and we presently expect to continue to pay dividends in the future. Based on our present dividend rate and outstanding share count, aggregate annual dividends would be approximately $39.6 million.

We believe these value drivers, when properly implemented, will enhance our profitability, maximize our financial returns and continue to generate value for our shareholders. The ultimate measure of our success will be reflected in the items below.

Results of Operation: Royalty fees, operating income, net income and diluted earnings per share (“EPS”) represent key measurements of these value drivers. In 2006, royalty fees revenue totaled approximately $211.6 million, a 13% increase compared to 2005. Operating income totaled $166.6 million for the year ended December 31, 2006, a 16% increase from 2005. Net income for the year ended December 31, 2006 increased $25.2 million to $112.8 million, a 29% increase from 2005. Diluted earnings per share were $1.68, a 27% improvement over 2005. Net income and diluted earnings per share for 2006 include a reduction of income tax expense related to the resolution of provisions for certain income tax contingencies of approximately $12.8 million and a loss on extinguishment of debt of approximately $0.3 million ($0.2 million, net of the related tax effect) related to the refinancing of the Company’s senior credit facility. Those items represent diluted EPS of $0.19, net for the year ended December 31, 2006. Net income and diluted earnings per share for 2005 include additional tax expense of approximately $1.2 million related to the Company’s repatriation of foreign earnings pursuant to the American Jobs Creation Act and a reduction of income tax expense related to the resolution of certain tax contingencies of approximately $4.9 million. Those items represent diluted EPS of $0.06, net for the year ended December 31, 2005. These measurements will continue to be a key management focus in 2007 and beyond.

Refer to MD&A heading “Operations Review” for additional analysis of our results.

Liquidity and Capital Resources: The Company generates significant cash flows from operations. In 2006 and 2005, net cash provided by operating activities was $153.9 million and $133.6 million, respectively. Since our business does not require significant reinvestment of capital, we utilize cash in ways that management believes provide the greatest returns to our shareholders which include share repurchases and dividends. We believe the Company’s cash flow from operations and available financing capacity are sufficient to meet the expected future operating, investing and financing needs of the business.

Refer to MD&A heading “Liquidity and Capital Resources” for additional analysis.

Operations Review

Comparison of 2006 Operating Results and 2005 Operating Results

The Company recorded net income of $112.8 million for the year ended December 31, 2006, an increase of $25.2 million, or 29% from $87.6 million for the year ended December 31, 2005. The increase in net income for the year is primarily attributable to a $22.9 million improvement in operating income and a decline in the effective income tax rate from 33.0% to 27.4%. The effective income tax rate declined primarily due to the resolution of tax contingencies of approximately $12.8 million in 2006 compared to $4.9 million in 2005 as well as an additional $1.2 million of income tax expense in 2005 related to the Company’s repatriation of foreign earnings. Operating income increased as a result of a $32.1 million, or 14% increase in franchising revenues (total revenues excluding marketing and reservation revenues and hotel operations) primarily offset by an $8.9 million or 11% increase in selling, general and administrative expense.

Summarized financial results for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005
	(In thousands)
REVENUES:
Royalty fees	$211,645	$187,340
Initial franchise and relicensing fees	29,629	25,388
Brand solutions	13,945	13,382
Marketing and reservation	278,026	243,123
Hotel operations	4,505	4,293
Other	6,912	3,873

Total revenues	544,662	477,399

OPERATING EXPENSES:
Selling, general and administrative	87,112	78,250
Depreciation and amortization	9,705	9,051
Marketing and reservation	278,026	243,123
Hotel operations	3,194	3,225

Total operating expenses	378,037	333,649

Operating income	166,625	143,750

Interest expense	14,098	15,325
Interest and other investment income	(2,041)	(1,094)
Equity in net income of affiliates	(1,052)	(803)
Loss on extinguishment of debt	342	—
Other	—	(420)

Other income and expenses, net	11,347	13,008

Income before income taxes	155,278	130,742
Income taxes	42,491	43,177

Net income	$112,787	$87,565

Weighted average shares outstanding-diluted	67,050	66,336

Diluted earnings per share	$1.68	$1.32

Management analyzes its business based on franchising revenues, which is total revenues excluding marketing and reservation revenues and hotel operations, and franchise operating expenses that are reflected as selling, general and administrative expenses.

Franchising Revenues: Franchising revenues were $262.1 million for the year ended December 31, 2006 compared to $230.0 million for the year ended December 31, 2005. The growth in franchising revenues is primarily due to increases in royalty revenues and initial and relicensing fees and other revenues of approximately 13%, 17% and 78%, respectively.

Domestic royalty fees increased $19.1 million to $195.5 million from $176.4 million in 2005, an increase of 10.8%. Excluding the franchises obtained in the September 28, 2005 acquisition of Suburban, the increase in royalties is attributable to a combination of factors including a 3.3% increase in the number of domestic franchised hotel rooms, a 6.1% increase in RevPAR and an increase in the effective royalty rate of the domestic hotel system to 4.10% from 4.08%. System-wide RevPAR increases resulted primarily from an average daily rate (“ADR”) increase of 5.2% from the prior year. The acquisition of Suburban contributed approximately $3.0 million of royalty fees for the twelve months ending December 31, 2006 compared to $0.7 million for the year ended December 31, 2005.

A summary of the Company’s domestic franchised hotels operating information is as follows:

	2006			2005			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR
Comfort Inn	$73.08	63.0%	$46.06	$68.84	61.7%	$42.45	6.2%	130 bps	8.5%
Comfort Suites	82.93	67.0%	55.59	77.51	66.3%	51.36	7.0%	70 bps	8.2%
Sleep	66.44	62.4%	41.43	62.52	61.0%	38.16	6.3%	140 bps	8.6%

Midscale without Food & Beverage	74.18	63.7%	47.26	69.68	62.4%	43.51	6.5%	130 bps	8.6%

Quality	66.89	55.3%	37.01	64.86	54.6%	35.41	3.1%	70 bps	4.5%
Clarion	78.98	51.2%	40.41	74.62	52.5%	39.15	5.8%	-130 bps	3.2%

Midscale with Food & Beverage	69.76	54.3%	37.87	67.41	54.0%	36.41	3.5%	30 bps	4.0%

Econo Lodge	53.09	47.7%	25.31	50.95	48.2%	24.56	4.2%	-50 bps	3.1%
Rodeway	51.66	45.8%	23.66	49.91	46.7%	23.31	3.5%	-90 bps	1.5%

Economy	52.83	47.3%	24.99	50.78	48.0%	24.35	4.0%	-70 bps	2.6%

MainStay	67.26	69.4%	46.66	64.76	65.7%	42.54	3.9%	370 bps	9.7%

Total Domestic System*	$69.71	58.0%	$40.46	$66.24	57.6%	$38.15	5.2%	40 bps	6.1%

*	Amounts exclude Suburban activity from 2006 because full year comparable pre-acquisition data for 2005 is not available.

Including franchises acquired from Suburban, the number of domestic rooms on-line increased to 339,441 as of December 31, 2006 from 329,353 as of December 31, 2005, an increase of 3.1%. The total number of domestic hotels on-line grew 4.0% to 4,211 as of December 31, 2006 from 4,048 as of December 31, 2005. A summary of the domestic hotels and rooms on-line at December 31, 2006 and December 31, 2005 by brand is as follows:

	December 31, 2006		December 31, 2005		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	%	Rooms	%
Comfort Inn	1,415	110,877	1,428	111,598	(13)	(0.9)%	(721)	(0.6)%
Comfort Suites	433	33,976	411	32,251	22	5.4%	1,725	5.3%
Sleep	327	24,575	319	24,205	8	2.5%	370	1.5%

Midscale without Food & Beverage	2,175	169,428	2,158	168,054	17	0.8%	1,374	0.8%

Quality	736	72,054	660	66,316	76	11.5%	5,738	8.7%
Clarion	162	23,945	153	23,554	9	5.9%	391	1.7%

Midscale with Food & Beverage	898	95,999	813	89,870	85	10.5%	6,129	6.8%

Econo Lodge	816	49,679	805	49,763	11	1.4%	(84)	(0.2)%
Rodeway	233	14,168	180	11,051	53	29.4%	3,117	28.2%

Economy	1,049	63,847	985	60,814	64	6.5%	3,033	5.0%

MainStay	29	2,183	27	2,047	2	7.4%	136	6.6%
Suburban	60	7,984	65	8,568	(5)	(7.7)%	(584)	(6.8)%

Extended Stay	89	10,167	92	10,615	(3)	(3.3)%	(448)	(4.2)%

Total Domestic Franchises	4,211	339,441	4,048	329,353	163	4.0%	10,088	3.1%

International rooms on-line increased to 97,944 as of December 31, 2006 from 97,703 as of December 31, 2005, a 0.2% increase. The total number of international hotels on-line increased from 1,162 as of December 31, 2005 to 1,165 as of December 31, 2006.

As of December 31, 2006, the Company had 860 franchised hotels with 66,238 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 603 hotels and 46,464 rooms at December 31, 2005. The number of new construction franchised hotels in the Company’s domestic pipeline increased 46% to 602 at December 31, 2006 from 413 at December 31, 2005. The Company had an additional 70 franchised hotels with 6,317 rooms under development in its international system as of December 31, 2006 compared to 84 hotels and 7,611 rooms at December 31, 2005. While the Company’s hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors. A summary of the domestic franchised hotels under construction, awaiting conversion or approved for development at December 31, 2006 and December 31, 2005 by brand is as follows:

	December 31, 2006			December 31, 2005			Variance
	Conversion	New Construction	Total	Conversion	New Construction	Total	Conversion		New Construction		Total
							Units	%	Units	%	Units	%
Comfort Inn	56	124	180	41	85	126	15	37%	39	46%	54	43%
Comfort Suites	3	233	236	2	165	167	1	50%	68	41%	69	41%
Sleep	—	123	123	1	88	89	(1)	-100%	35	40%	34	38%

Midscale without Food & Beverage	59	480	539	44	338	382	15	34%	142	42%	157	41%

Quality	76	10	86	54	12	66	22	41%	(2)	-17%	20	30%
Clarion	11	4	15	13	4	17	(2)	-15%	—	0%	(2)	-12%

Midscale with Food & Beverage	87	14	101	67	16	83	20	30%	(2)	-13%	18	22%

Econo Lodge	41	5	46	41	9	50	—	0%	(4)	-44%	(4)	-8%
Rodeway	66	3	69	35	—	35	31	89%	3	NM	34	97%

Economy	107	8	115	76	9	85	31	41%	(1)	-11%	30	35%

MainStay	—	33	33	1	29	30	(1)	-100%	4	14%	3	10%
Suburban	5	24	29	2	9	11	3	150%	15	167%	18	164%

Extended Stay	5	57	62	3	38	41	2	67%	19	50%	21	51%

Cambria Suites	—	43	43	—	12	12	—	NM	31	258%	31	258%

	258	602	860	190	413	603	68	36%	189	46%	257	43%

Excluding the acquisition of Suburban on September 28, 2005, net domestic franchise additions during 2006 increased 14 units to 163 compared to 149 for the same period a year ago. Gross domestic franchise additions increased from 339 for 2005 to 381 for 2006. Net franchise terminations increased to 218 for 2006 from 190 in 2005. During 2006, the Company has continued to execute its strategy to replace franchised hotels that do not meet our brand standards or are underperforming in their market. As the competition gets stronger and more focused on limited service franchising, the Company will continue to focus on improving its system hotels and utilizing the domestic hotels under development as a strong platform for continued system growth.

International royalties increased $5.2 million or 47% from $11.0 million in 2005 to $16.2 million in 2006 primarily due to the commencement of royalty payments by over 300 properties in continental Europe under our master franchise agreement with CHE. Prior to January 1, 2006, only reservation fees were assessed to the properties in CHE’s portfolio. Beginning in January 2006, the Company began to assess royalty and marketing fees in addition to the reservation fees.

Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed domestic franchise agreements increased 18.5% to $17.9 million for 2006 from $15.1 million for 2005. The increased revenues primarily reflect increased sales of our new construction brands, most notably our Cambria Suites and Comfort Suites offerings, which carry a higher average initial fee than our other brands. New domestic franchise agreements executed in 2006 totaled 720 representing 57,365 rooms compared to 639 agreements representing 52,862 rooms executed in 2005. During 2006, 288 of the executed agreements were for new construction hotel franchises, representing 22,035 rooms, compared to 237 contracts, representing 18,096 rooms for the same period a year ago, both increases of approximately 22%. The growth in conversion hotel franchise executed contracts increased 7% from 402 for 2005 to 432 for 2006. During 2006, the Company executed 30 new franchise agreements for its Cambria Suites brand bringing the total contracts executed since its launch in January 2005 to 43.

A summary of executed domestic franchise agreements by brand for 2006 and 2005 is as follows:

	2006			2005			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	67	65	132	53	56	109	26%	16%	21%
Comfort Suites	98	3	101	89	5	94	10%	(40)%	7%
Sleep	58	1	59	55	2	57	5%	(50)%	4%

Midscale without Food & Beverage	223	69	292	197	63	260	13%	10%	12%

Quality	6	143	149	5	148	153	20%	(3)%	(3)%
Clarion	2	26	28	4	31	35	(50)%	(16)%	(20)%

Midscale with Food & Beverage	8	169	177	9	179	188	(11)%	(6)%	(6)%

Econo Lodge	1	80	81	4	85	89	(75)%	(6)%	(9)%
Rodeway	3	105	108	—	75	75	NM	40%	44%

Economy	4	185	189	4	160	164	0%	16%	15%

MainStay	9	1	10	14	—	14	(36)%	NM	(29)%
Suburban	14	8	22	—	—	—	NM	NM	NM

Extended Stay	23	9	32	14	—	14	64%	NM	129%

Cambria Suites	30	—	30	13	—	13	131%	NM	131%

Total Domestic System	288	432	720	237	402	639	22%	7%	13%

Relicensing fees increased 14% to $11.7 million for the year ended December 31, 2006 from $10.3 million for the year ended December 31, 2005. Relicensing fees are charged to the new property owner of a franchised property whenever an ownership change occurs and the property remains in the franchise system. During 2006, relicensings increased 14% from 332 in 2005 to 378 for 2006.

Other income increased $3.0 million to $6.9 million for the year ended December 31, 2006 primarily due to an increase in liquidated damage collections related to the early termination of franchise agreements.

Franchise Expenses: The cost to operate the franchising business is reflected in selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $87.1 million for 2006, an increase of $8.9 million from the 2005 total of $78.2 million. As a percentage of revenues, excluding marketing and reservation fees and hotel operations, total SG&A expenses were 33.2% for 2006 compared to 34.0% for 2005. Expenses increased primarily due to higher compensation costs related to stock compensation, variable franchise sales compensation, the launch of the Company’s Cambria Suites brand and the acquisition of Suburban. Despite the increase in expenses, SG&A as a percentage of franchise revenues declined since our variable overhead costs associated with franchise system growth have historically been less than incremental royalty fees generated from new franchises.

Depreciation and Amortization: Expenses increased $0.6 million to $9.7 million for 2006 primarily due to the acceleration of depreciation resulting from the renovation and replacement of furniture, fixtures and equipment at two of the Company-owned Mainstay Suites during the second quarter.

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

Total marketing and reservations revenues were $278.0 million and $243.1 million for 2006 and 2005, respectively. Depreciation and amortization attributable to marketing and reservation activities was $7.9 million and $7.6 million for the years ended December 31, 2006 and 2005, respectively. Interest expense attributable to reservation activities was $0.9 million and $1.1 million for 2006 and 2005, respectively. Marketing and reservation activities provided positive cash flow of $19.0 million and $19.4 million for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006 and 2005, the Company’s balance sheet includes a receivable of $6.7 million and $13.2 million, respectively resulting from cumulative marketing expenses incurred in excess of cumulative marketing fee revenues earned. These receivables are recorded as an asset in the financial statements as the Company has the contractual authority to require that the franchisees in the system at any given point repay the Company for any deficits related to marketing and reservations activities. The Company’s current franchisees are legally obligated to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue. The Company has no present intention to accelerate repayment of the deficit from current franchisees. A payable has been recorded in the Company’s balance sheet within other long-term liabilities related to cumulative reservation fee revenues received in excess of reservation fee expenses incurred totaling $8.4 million and $3.6 million at December 31, 2006 and 2005, respectively. Cumulative reservation and marketing fees not expended are recorded as a payable in the financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements.

Other Income and Expenses, Net: Other income and expenses, net, declined $1.7 million to an expense of $11.3 million for 2006 from $13.0 million for 2005. This decline resulted primarily from a reduction in interest expense from $15.3 million to $14.1 million and a $0.9 million increase in interest income and the appreciation of investments held in the non-qualified employee benefit plans. Interest expense declined due to lower outstanding borrowings on the Company’s variable rate debt offset by higher average interest rates. The Company’s weighted average interest rate as of December 31, 2006 was 6.59% compared to 5.96% as of December 31, 2005. The increase in investment income and decline in interest expense was offset by a loss on extinguishment of debt of $0.3 million attributable to the refinancing of our senior credit facility during the second quarter of 2006 and a $0.4 million gain on sale of investments in the third quarter of 2005.

Income Taxes: The Company’s effective income tax provision rate was 27.4% for 2006, compared to the effective income tax provision rate of 33.0% for 2005. The effective income tax rate declined 560 bps primarily due to the resolution of provisions for income tax contingencies totaling approximately $12.8 million as well as an increase in the proportion of foreign income earned over the prior year period, which is taxed at lower rates than statutory federal income tax rates. The effective income tax rate for 2005 also includes additional tax expense of approximately $1.2 million related to the Company’s repatriation of foreign earnings and a reduction of income tax expense related to the resolution of certain tax contingencies of approximately $4.9 million. Depending upon the outcome of certain income tax contingencies during 2007 up to $2.0 million of additional income tax benefits may be reflected in our 2007 results of operations from the resolution of tax contingency reserves.

Net income for 2006 increased by 28.8% to $112.8 million, and diluted earnings per share increased 27% to $1.68 for 2006 from $1.32 reported for 2005.

Comparison of 2005 Operating Results and 2004 Operating Results

The Company recorded net income of $87.6 million for the year ended December 31, 2005, an increase of $13.3 million, or 18% from $74.3 million for the year ended December 31, 2004. The increase in net income for the year is primarily attributable to an $18.8 million improvement in operating income and a decline in the effective income tax rate from 35.1% to 33.0% partially offset by a $2.5 million expense increase in other income and expenses. The effective income tax rate declined primarily due to the resolution of tax contingencies of approximately $4.9 million in 2005 compared to $1.2 million in 2004 offset by additional income tax expense of $1.2 million in 2005 related to the Company’s repatriation of foreign earnings. The increase in net other income and expenses related to a $3.7 million increase in interest expense offset by the loss on extinguishment of debt of $0.7 million incurred during 2004. Operating income increased as a result of a $26.2 million, or 12.9% increase in franchising revenues (total revenues excluding marketing and reservation revenues and hotel operations) and decrease in depreciation and amortization expense partially offset by an $8.7 million or 12.5% increase in selling, general and administrative expense.

Summarized financial results for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004
	(In thousands)
REVENUES:
Royalty fees	$187,340	$167,135
Initial franchise and relicensing fees	25,388	20,112
Brand solutions	13,382	12,524
Marketing and reservation	243,123	220,732
Hotel operations	4,293	3,729
Other	3,873	3,976

Total revenues	477,399	428,208

OPERATING EXPENSES:
Selling, general and administrative	78,250	69,542
Depreciation and amortization	9,051	9,947
Marketing and reservation	243,123	220,732
Hotel operations	3,225	3,004

Total operating expenses	333,649	303,225

Operating income	143,750	124,983

Interest expense	15,325	11,605
Interest and other investment income	(1,094)	(1,110)
Equity in net income of affiliates	(803)	(722)
Loss on extinguishment of debt	—	696
Other	(420)	(10)

Other income and expenses, net	13,008	10,459

Income before income taxes	130,742	114,524
Income taxes	43,177	40,179

Net income	$87,565	$74,345

Weighted average shares outstanding-diluted	66,336	69,000

Diluted earnings per share	$1.32	$1.08

Franchising Revenues: Franchising revenues were $230.0 million for the year ended December 31, 2005 compared to $203.7 million for the year ended December 31, 2004. The growth in franchising revenues is primarily due to increases in royalty revenues and initial and relicensing fees of approximately 12% and 26%, respectively.

Domestic royalty fees increased $19.3 million to $176.4 million from $157.1 million in 2004, an increase of 12.3%. Excluding the franchises obtained in the acquisition of Suburban, the increase in royalties is attributable to a combination of factors including a 3.6% increase in the number of domestic franchised hotel rooms, a 6.1% increase in RevPAR and an increase in the effective royalty rate of the domestic hotel system to 4.08% from 4.04%. System-wide RevPAR increases resulted primarily from a 4.2% increase in the average daily rate achieved compared to the prior year. The acquisition of Suburban contributed approximately $0.7 million of royalty fees in 2005.

A summary of the Company’s domestic franchised hotels operating information is as follows:

	2005			2004			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR
Comfort Inn	$68.84	61.7%	$42.45	$65.53	60.1%	$39.37	5.1%	160 bps	7.8%
Comfort Suites	77.51	66.3%	51.36	73.68	64.1%	47.26	5.2%	220 bps	8.7%
Sleep	62.52	61.0%	38.16	59.50	59.5%	35.42	5.1%	150 bps	7.7%

Midscale without Food & Beverage	69.68	62.4%	43.51	66.24	60.7%	40.23	5.2%	170 bps	8.2%

Quality	64.86	54.6%	35.41	63.62	54.1%	34.41	1.9%	50 bps	2.9%
Clarion	74.62	52.5%	39.15	72.37	51.1%	36.97	3.1%	140 bps	5.9%

Midscale with Food & Beverage	67.41	54.0%	36.41	66.05	53.2%	35.15	2.1%	80 bps	3.6%

Econo Lodge	50.95	48.2%	24.56	48.92	48.2%	23.57	4.1%	0 bps	4.2%
Rodeway	49.91	46.7%	23.31	52.33	48.7%	25.49	(4.6)%	-200 bps	(8.6)%

Economy	50.78	48.0%	24.35	49.54	48.3%	23.91	2.5%	-30 bps	1.8%

MainStay	64.76	65.7%	42.54	61.09	62.2%	37.97	6.0%	350 bps	12.0%

Total Domestic System*	$66.24	57.6%	$38.15	$63.56	56.6%	$35.95	4.2%	100 bps	6.1%

*	Amounts exclude Suburban activity from 2005 because comparable pre-acquisition data for 2004 is not available.

Including franchises acquired from Suburban, the number of domestic rooms on-line increased to 329,353 as of December 31, 2005 from 309,586 as of December 31, 2004, an increase of 6.4%. The total number of domestic hotels on-line grew 5.6% to 4,048 as of December 31, 2005 from 3,834 as of December 31, 2004. A summary of the domestic hotels and rooms on-line at December 31, 2005 and December 31, 2004 by brand is as follows:

	December 31, 2005		December 31, 2004		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	%	Rooms	%
Comfort Inn	1,428	111,598	1,432	112,325	(4)	(0.3)%	(727)	(0.6)%
Comfort Suites	411	32,251	389	30,682	22	5.7%	1,569	5.1%
Sleep	319	24,205	311	23,766	8	2.6%	439	1.8%

Midscale without Food & Beverage	2,158	168,054	2,132	166,773	26	1.2%	1,281	0.8%

Quality	660	66,316	576	58,785	84	14.6%	7,531	12.8%
Clarion	153	23,554	158	23,652	(5)	(3.2)%	(98)	(0.4)%

Midscale with Food & Beverage	813	89,870	734	82,437	79	10.8%	7,433	9.0%

Econo Lodge	805	49,763	781	48,301	24	3.1%	1,462	3.0%
Rodeway	180	11,051	160	9,925	20	12.5%	1,126	11.3%

Economy	985	60,814	941	58,226	44	4.7%	2,588	4.4%

MainStay	27	2,047	27	2,150	—	0.0%	(103)	(4.8)%
Suburban	65	8,568	—	—	65	NM	8,568	NM

Extended Stay	92	10,615	27	2,150	65	241%	8,465	394%

Total Domestic Franchises	4,048	329,353	3,834	309,586	214	5.6%	19,767	6.4%

International rooms on-line increased to 97,703 as of December 31, 2005 from 94,220 as of December 31, 2004, a 3.7% increase. The total number of international hotels on-line increased from 1,143 as of December 31, 2004 to 1,162 as of December 31, 2005.

As of December 31, 2005, the Company had 603 franchised hotels with 46,464 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 460 hotels and 35,652 rooms at December 31, 2004. The number of new construction franchised hotels in the Company’s domestic pipeline increased 45% to 413 at December 31, 2005 from 284 at December 31, 2004. The Company had an additional 84 franchised hotels with 7,611 rooms under development in its international system as of December 31, 2005 compared to 109 hotels and 9,515 rooms at December 31, 2004. While the Company’s hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors. A summary of the domestic franchised hotels under construction, awaiting conversion or approved for development at December 31, 2005 and December 31, 2004 by brand is as follows:

	December 31, 2005			December 31, 2004			Variance
	Conversion	New Construction	Total	Conversion	New Construction	Total	Conversion		New Construction		Total
							Units	%	Units	%	Units	%
Comfort Inn	41	85	126	44	51	95	(3)	(7)%	34	67%	31	33%
Comfort Suites	2	165	167	—	128	128	2	NM	37	29%	39	30%
Sleep	1	88	89	—	51	51	1	NM	37	73%	38	75%

Midscale without Food & Beverage	44	338	382	44	230	274	—	0%	108	47%	108	39%

Quality	54	12	66	55	16	71	(1)	(2)%	(4)	(25)%	(5)	(7)%
Clarion	13	4	17	7	3	10	6	86%	1	33%	7	70%

Midscale with Food & Beverage	67	16	83	62	19	81	5	8%	(3)	(16)%	2	2%

Econo Lodge	41	9	50	50	10	60	(9)	(18)%	(1)	(10)%	(10)	(17)%
Rodeway	35	—	35	19	2	21	16	84%	(2)	(100)%	14	67%

Economy	76	9	85	69	12	81	7	10%	(3)	(25)%	4	5%

MainStay	1	29	30	1	23	24	—	0%	6	26%	6	25%
Suburban	2	9	11	—	—	—	2	NM	9	NM	11	NM

Extended Stay	3	38	41	1	23	24	2	200%	15	65%	17	71%

Cambria Suites	—	12	12	—	—	—	—	—	12	NM	12	NM

	190	413	603	176	284	460	14	8%	129	45%	143	31%

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

A summary of executed domestic franchise agreements by brand for 2005 and 2004 is as follows:

	2005			2004			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	53	56	109	38	71	109	39%	(21)%	0%
Comfort Suites	89	5	94	79	5	84	13%	0%	12%
Sleep	55	2	57	33	—	33	67%	NM	73%

Midscale without Food & Beverage	197	63	260	150	76	226	31%	(17)%	15%

Quality	5	148	153	8	133	141	(38)%	11%	9%
Clarion	4	31	35	2	28	30	100%	11%	17%

Midscale with Food & Beverage	9	179	188	10	161	171	(10)%	11%	10%

Econo Lodge	4	85	89	4	97	101	0%	(12)%	(12)%
Rodeway	—	75	75	2	35	37	(100)%	114%	103%

Economy	4	160	164	6	132	138	(33)%	21%	19%

MainStay	14	—	14	16	1	17	(13)%	(100)%	(18)%
Suburban	—	—	—	—	—	—	—	—	—

Extended Stay	14	—	14	16	1	17	(13)%	(100)%	(18)%

Cambria Suites	13	—	13	—	—	—	NM	NM	NM

Total Domestic System	237	402	639	182	370	552	30%	9%	16%

Relicensing fees increased 51.5% to $10.3 million for the year ended December 31, 2005 from $6.8 million for 2004. Relicensing fees are charged to the new property owner of a franchised property whenever an ownership change occurs and the property remains in the franchise system. During 2005, relicensings increased 31% from 254 in 2004 to 332 in 2005.

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

Other Income and Expenses, Net: Other income and expense, net increased $2.5 million to an expense of $13.0 million for the year ended December 31, 2005 from $10.5 million for the same period in 2004. This increase resulted from a $3.7 million increase in interest expense to $15.3 million for the twelve months ended December 31, 2005 resulting from higher average interest rates and outstanding borrowings on the Company’s variable rate debt. The Company’s weighted average interest rate as of December 31, 2005 was 5.96% compared to 4.58% as of December 31, 2004. The increase in interest expense was partially offset by a loss on extinguishment of debt of approximately $0.7 million attributable to the refinancing of the Company’s senior credit facility during the third quarter of 2004.

Income Taxes: The Company’s effective income tax provision rate was 33.0% for the year ended December 31, 2005, a decrease of 210 basis points from the effective income tax provision rate of 35.1% for the year ended December 31, 2004. The effective income tax rate for 2005 declined due to the resolution of certain tax contingencies of approximately $4.9 million offset by additional income tax expense of $1.2 million related to the Company’s repatriation of foreign earnings. The 2004 effective income tax rate reflects the resolution of certain tax contingencies totaling approximately $1.2 million.

Net income for 2005 increased by 17.8% to $87.6 million, and diluted earnings per share increased 22.2% to $1.32 in 2005 from $1.08 reported for 2004. A portion of the increase in diluted earnings per share is attributable to stock repurchases made by the Company in 2005 and 2004.

Liquidity and Capital Resources

Net cash provided by operating activities increased $20.3 million to $153.9 million from $133.6 million for the years ended December 31, 2006 and 2005, respectively. Cash flows from operating activities increased primarily due to improvements in operating income. Operating cash flows for 2005 included $9.9 million of excess tax benefits from stock based compensation. Due to the adoption of SFAS No. 123R on January 1, 2006, these benefits have been reclassified from operating to financing activities during 2006. Were these amounts excluded from operating cash flows for 2005, net cash flow provided by operating activities would have increased by $30.2 million from 2005.

The Company revised its presentation of cash flows for all periods presented related to dividends received from equity method investees during the fourth quarter of 2006. The Company had previously presented these cash flows as investing activities on its consolidated statement of cash flows. SFAS No. 95 “Statement of Cash Flows” requires the classification of these dividends, which represent a return on investments, as operating cash flows. There was no effect on any other previously reported income statement or balance sheet amounts.

Net cash repayments related to marketing and reservation activities totaled $19.0 million during 2006 compared to repayments of $19.4 million during the year ended December 31, 2005. The Company expects marketing and reservation activities to generate positive cash flows of between $3.5 million and $5.0 million in 2007.

Cash used in investing activities for the years ended December 31, 2006, 2005 and 2004 was $17.3 million, $24.5 million and $14.5 million, respectively. During 2005, investing cash flows for 2005 included the payment of $7.3 million related to the Company’s acquisition of Suburban. As a lodging franchisor, the Company has relatively low capital expenditure requirements. During the years ended December 31, 2006, 2005 and 2004, capital expenditures totaled $7.7 million, $11.5 million, and $6.9 million, respectively. Capital expenditures include the renovations of the Company’s three owned Mainstay Suites, installation and upgrades of system-wide property and yield management systems and upgrades to disaster recovery hardware and financial and reservation systems.

Financing cash flows relate primarily to the Company’s borrowings under its credit lines, treasury stock purchases and dividends. On June 16, 2006, the Company entered into a $350 million senior unsecured revolving credit agreement (the “Revolver”), with a syndicate of lenders. The proceeds from the Revolver were used to refinance and terminate a previous senior credit facility (the “Old Credit Facility”). The Revolver allows the Company to borrow, repay and reborrow revolving loans up to $350 million (which includes swingline loans for up to $20 million and standby letters of credit up to $30 million) until the scheduled maturity date of June 16, 2011. The Company has the ability to request an increase in available borrowings under the Revolver by an additional amount of up to $150 million by obtaining the agreement of the existing lenders to increase their lending commitments or by adding additional lenders. The rate of interest generally applicable for revolving loans under the Revolver are, at the Company’s option, equal to either (i) the greater of the prime rate or the federal funds effective rate plus 50 basis points, or (ii) an adjusted LIBOR rate plus a margin between 22 and 70 basis points based on the Company’s credit rating. The Revolver requires the company to pay a quarterly facility fee, based upon the credit rating of the Company, at a rate between 8 and 17 1/2 basis points, on the full amount of the commitment (regardless of usage). The Revolver also requires the payment of a quarterly usage fee, based upon the credit rating of the Company, at a rate between 10 and 12 1/2 basis points, on the amount outstanding under the commitment, at all times when the amount borrowed under the Revolver exceeds 50% of the total commitment. The Revolver includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage. At December 31, 2006, the Company was in compliance with all covenants under the Revolver. The Revolver also restricts the Company’s ability to make certain investments, incur certain debt, and dispose of assets, among other restrictions. As of December 31, 2006, the Company had $72.2 million of revolving loans outstanding pursuant to the Revolver.

The proceeds from the Revolver are used for general corporate purposes, including working capital, debt repayment, stock repurchases, dividends and investments.

In 1998, the Company completed a $100 million senior unsecured note offering (“the Senior Notes”), bearing a coupon rate of 7.13% with an effective rate of 7.22%. The Senior Notes will mature on May 1, 2008, with interest to be paid semi-annually. The Company used the net proceeds from the offering of approximately $99 million to repay amounts outstanding under the Company’s previous credit facility. The Senior Notes contain a call provision that would require the Company to pay a premium if the Senior Notes were redeemed prior to their maturity. At December 31, 2006, the call provision would have resulted in a premium of $2.5 million.

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

As of December 31, 2006, no amounts were outstanding pursuant to this line of credit.

The Company also has a note with an outstanding balance at December 31, 2006 of $0.4 million and bears interest based on seventy percent of prime. The loan requires monthly principal and interest payments and has a maturity date of January 1, 2009.

As of December 31, 2006, the total debt outstanding for the Company was $172.5 million, of which $0.1 million was scheduled to mature in the twelve months ending December 31, 2007.

Through December 31, 2006, the Company had purchased 33.6 million shares (including 33.0 million prior to the two-for-one stock split) of its common stock under its share repurchase program at a total cost of $711.9 million. Considering the effect of the two-for-one stock split in October 2005, the Company has repurchased 66.6 million shares at an average price of $10.69 per share. The Company did not purchase any shares under its repurchase program during 2006. At December 31, 2006, the Company had approximately 66.4 million shares of common stock outstanding and had remaining authorization to purchase up to 5.1 million shares. Subsequent to December 31, 2006 through February 28, 2007, the Company had repurchased an additional 0.2 million shares of its common stock at a total cost of $7.1 million.

In September 2004, the Company’s board of directors increased the quarterly dividend rate to $0.1125, a 12.5% increase from the previous quarterly rate of $0.10. Dividends paid in 2004 were approximately $27.7 million. In September 2005, the Company’s board of directors increased the quarterly dividend rate to $0.13, or a 15.6% increase from the previously quarterly rate of $0.1125. This increase raised the annual dividend rate on the Company’s common stock from $0.45 to $0.52 per share. Dividends paid in 2005 were approximately $30.2 million. In 2006, the Company’s board of directors again increased the quarterly dividend rate to $0.15, a 15.4% increase from the previous quarterly rate of $0.13. This increase raises the annual dividend rate on the Company’s common stock from $0.52 to $0.60 per share. Dividends paid in 2006 were approximately $35.4 million. Based on our present dividend rate and outstanding share count, aggregate annual dividends for 2007 would be approximately $39.6 million.

The Company expects to continue to return value to its shareholders through a combination of dividends and share repurchases, subject to market and other conditions.

In the first quarter of 2007, certain executive officers separated from the Company. As a result of these separations, the Company will recognize approximately $4.5 million in termination benefits in the consolidated statement of income during 2007. In addition, deferred compensation and retirement obligations totaling approximately $1.7 million included as non-current liabilities in the Company’s consolidated balance sheets will be remitted during 2007.

The following table summarizes our contractual obligations as of December 31, 2006

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term debt(1)	$182.1	$7.3	$102.6	$72.2	$—
Operating lease obligations	34.8	5.2	10.0	9.5	10.1
Purchase obligations	1.3	1.3	—	—	—
Other long-term liabilities(2)	53.5	—	18.1	4.5	30.9

Total contractual cash obligations	$271.7	$13.8	$130.7	$86.2	$41.0

(1)	Long-term debt amounts include interest on fixed rate debt obligations.
(2)

Subsequent to year end, certain executive officers were terminated from the Company. Other long-term liabilities at December 31, 2006 included deferred compensation and retirement plan obligations owed to these employees totaling approximately $5.4 million that was expected to be remitted to the employees more than 5 years after December 31, 2006. As a result of the terminations, the Company will remit $1.7 million of these obligations in 2007 and $1.7 million, $1.0 million and $1.0 million in the 1-3 years, 3-5 years and more than 5 years after December 31, 2006, respectively.

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

Off Balance Sheet Arrangements: In March 2006, the Company guaranteed $1 million of a bank loan funding a franchisee’s construction of a Cambria Suites in Green Bay, Wisconsin. The guaranty expires in June 2010. The Company has received personal guarantees from several of the franchisee’s principal owners related to the repayment of any amounts paid by the Company under this guaranty.

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

Revenue Recognition.

The Company accounts for initial, relicensing and continuing franchise fees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 45, “Accounting for Franchise Fee Revenue.” We recognize continuing franchise fees, including royalty, marketing and reservations fees, when earned and receivable from our franchisees. Franchise fees are typically based on a percentage of gross room revenues of each franchisee. Our estimate of the allowance for uncollectible royalty fees is charged to selling, general and administrative expense.

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

We account for brand solutions revenues from endorsed vendors in accordance with Staff Accounting Bulletin No. 104, (“SAB 104”) “Revenue Recognition.” SAB 104 provides guidance on the recognition,

presentation and disclosure of revenue in financial statements. Pursuant to SAB 104, the Company recognizes brand solutions revenues when the services are performed or the product delivered, evidence of an arrangement exists, the fee is fixed and determinable and collectibility is probable. We defer the recognition of brand solutions revenues related to certain upfront fees and recognize them over a period corresponding to the Company’s estimate of the life of the arrangement.

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

Impairment Policy.

We evaluate the fair value of goodwill to assess potential impairments on an annual basis, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. We evaluate impairment of goodwill by comparing the fair value of our net assets with the carrying amount of goodwill. We evaluate the potential impairment of property and equipment and other long-lived assets, including franchise rights on an annual basis or whenever an event or other circumstance indicates that we may not be able to recover the carrying value of the asset. Our evaluation is based upon future cash flow projections. These projections reflect management’s best assumptions and estimates. Significant management judgment is involved in developing these projections, and they include inherent uncertainties. If different projections had been used in the current period, the balances for non-current assets could have been materially impacted. Furthermore, if management uses different projections or if different conditions occur in future periods, future-operating results could be materially impacted.

Stock Compensation.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires that the compensation cost relating to share based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective application method and began applying its provisions to: (i) new awards, (ii) awards modified subsequent to the adoption date, (iii) any outstanding awards for which all requisite service has not yet been rendered. Under the modified-prospective application method, compensation costs will be recognized on the unvested portion of awards at January 1, 2006 based on the grant-date fair value used for pro-forma disclosures under SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” over the remaining vesting period. Under this transition method, prior period results have not been restated. The adoption of SFAS No. 123R reduced operating income and net income by approximately $0.5 million and $0.3 million, respectively for the year ended December 31, 2006. The adoption did not have a material impact on reported earnings per share or the Company’s financial statements since the Company has been expensing share-based awards granted since January 1, 2003 under the provisions of SFAS No. 123. Cash flows from financing activities for the year ending December 31, 2006 include $12.7 million in excess tax benefits from stock-based compensation resulting from the adoption of SFAS No. 123R. Under SFAS No. 123, cash flows from operating activities for the years ended December 31, 2005 and 2004 included $9.9 million and $4.4 million, respectively, of excess tax benefits from stock-based compensation. Prior to January 1, 2003, the Company accounted for stock-based awards under APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”).

Prior to the adoption of SFAS No. 123R, no stock-based compensation cost was reflected in the accompanying consolidated statements of income related to the grant of stock options which occurred prior to January 1, 2003, because the Company accounted for those grants under APB Opinion No. 25 and all such stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the years ended 2005 and 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 148 to all stock compensation for the years ended 2005 and 2004 is set forth in Note 1 to our consolidated financial statements.

Income Taxes.

Our income tax expense and related balance sheet amounts involve significant management estimates and judgments. Judgments regarding realization of deferred tax assets and the ultimate outcome of tax-related contingencies represent key items involved in the determination of income tax expense and related balance sheet accounts.

The Company does not provide additional United States income taxes on undistributed earnings of consolidated foreign subsidiaries included in retained earnings. Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. The Company’s intent is for such earnings to be reinvested by the subsidiaries. On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA included a temporary one time incentive for United States multinational corporations to repatriate accumulated income of foreign subsidiaries by providing an 85 percent dividends received deduction for qualifying dividends from controlled foreign corporations. The Company repatriated earnings pursuant to AJCA totaling $23.5 million in the fourth quarter of 2005 resulting in an income tax provision of $1.2 million.

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

Pension, Profit Sharing and Incentive Plans

The Company sponsors two non-qualified retirement savings and investment plans for certain employees and senior executives. Employee and Company contributions are maintained in separate irrevocable trusts. Legally, the assets of the trusts remain those of the Company; however, access to the trusts’ assets is severely restricted. The trusts’ cannot be revoked by the Company or an acquirer, but the assets are subject to the claims of the Company’s general creditors. The participants do not have the right to assign or transfer contractual rights in the trusts. The Company accounts for these plans in accordance with Emerging Issues Task Force (“EITF”) No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.” Pursuant to EITF 97-14, as of December 31, 2006 and December 31, 2005, the Company had recorded a deferred compensation liability of $32.9 million and $25.6 million, respectively. The change in the deferred compensation obligation related to changes in the fair value of the diversified investments held in trust and to earnings credited to participants is recorded in compensation expense. The diversified investments held in the trusts were $31.5 million and $23.3 million as of December 31, 2006 and December 31, 2005, respectively, and are recorded at their fair value, based on quoted market prices. The change in the fair value of the diversified assets held in trust is recorded in accordance with SFAS 115 as trading security income (loss) and is included in other income and expenses, net in the accompanying statements of income.

Effective December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (“SFAS No. 158”) which requires employers to: (a) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of the Company. As a result of this adoption, the Company increased its pension benefit obligations by approximately $2.6 million with a corresponding change, net of tax, reported in comprehensive income. See Notes 1 and 14 to our consolidated financial statements.

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

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”, (“FIN 48”). FIN 48 clarifies FASB Statement No. 109, “Accounting for Income Taxes” by prescribing a recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. The Company estimates a FIN 48 tax liability of $8.2 million to be recorded against tax contingencies, additional paid in capital and retained earnings as of January 1, 2007, which represents a $3.1 million increase in tax contingencies compared to amounts recorded as tax contingencies as of December 31, 2006.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, providing guidance on quantifying financial statement misstatement and implementation when first applying this guidance. SAB 108 is effective for the year ending December 31, 2006. The adoption of SAB 108 did not have a material effect on the Company’s financial statements.

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

At December 31, 2006 and December 31, 2005, the Company had $172.5 million and $274.1 million of debt outstanding at a weighted average effective interest rate of 6.6% and 6.0%, respectively. A hypothetical change of 10% in the Company’s effective interest rate from December 31, 2006 levels would increase or decrease interest expense by $0.4 million. Prior to scheduled maturities, the Company expects to refinance its long-term debt obligations.

The Company does not presently have any derivative financial instruments.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Choice Hotels International, Inc. and subsidiaries:

We have completed integrated audits of Choice Hotels International, Inc. and subsidiaries’ consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Choice Hotels International, Inc. and subsidiaries (the “Company”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting”, appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

February 28, 2007

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)
REVENUES:
Royalty fees	$211,645	$187,340	$167,135
Initial franchise and relicensing fees	29,629	25,388	20,112
Brand solutions	13,945	13,382	12,524
Marketing and reservation	278,026	243,123	220,732
Hotel operations	4,505	4,293	3,729
Other	6,912	3,873	3,976

Total revenues	544,662	477,399	428,208
OPERATING EXPENSES:
Selling, general and administrative	87,112	78,250	69,542
Depreciation and amortization	9,705	9,051	9,947
Marketing and reservation	278,026	243,123	220,732
Hotel operations	3,194	3,225	3,004

Total operating expenses	378,037	333,649	303,225

Operating income	166,625	143,750	124,983

OTHER INCOME AND EXPENSES:
Interest expense	14,098	15,325	11,605
Interest and other investment income	(2,041)	(1,094)	(1,110)
Equity in net income of affiliates	(1,052)	(803)	(722)
Loss on extinguishment of debt	342	—	696
Other	—	(420)	(10)

Other income and expenses, net	11,347	13,008	10,459

Income before income taxes	155,278	130,742	114,524
Income taxes	42,491	43,177	40,179

Net income	$112,787	$87,565	$74,345

Weighted average shares outstanding-basic	65,387	64,429	66,406

Weighted average shares outstanding-diluted	67,050	66,336	69,000

Basic earnings per share	$1.72	$1.36	$1.12

Diluted earnings per share	$1.68	$1.32	$1.08

Cash dividends declared per share	$0.56	$0.485	$0.425

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005
	(In thousands, except share amounts)
ASSETS
Current assets
Cash and cash equivalents	$35,841	$16,921
Receivables (net of allowance for doubtful accounts of $3,937 and $5,111, respectively)	41,694	37,155
Deferred income taxes	1,790	2,616
Other current assets	7,757	6,308

Total current assets	87,082	63,000
Property and equipment, at cost, net	42,802	46,281
Goodwill	65,813	65,828
Franchise rights and other identifiable intangibles, net	35,509	38,267
Receivable—marketing fees	6,662	13,225
Investments, employee benefit plans, at fair value	31,529	23,337
Deferred income taxes	22,451	3,289
Other assets	11,461	12,044

Total assets	$303,309	$265,271

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt	$146	$146
Accounts payable	41,816	34,584
Accrued expenses and other	45,306	50,956
Deferred revenue	47,167	32,131
Income taxes payable	5,356	2,499

Total current liabilities	139,791	120,316
Long-term debt	172,390	273,972
Deferred compensation and retirement plan obligations	40,101	28,987
Other liabilities	13,407	9,172

Total liabilities	365,689	432,447

Commitments and Contingencies

SHAREHOLDERS’ DEFICIT
Common stock, $0.01 par value; 160,000,000 shares authorized; 95,345,362 shares issued at December 31, 2006 and 2005 and 66,355,553 and 65,219,641 shares outstanding at December 31, 2006 and 2005, respectively	664	652
Additional paid-in-capital	81,689	75,240
Accumulated other comprehensive (loss) income	(772)	859
Deferred compensation	—	(798)
Treasury stock (28,989,809 and 30,125,721 shares at December 31, 2006 and 2005, respectively), at cost	(627,311)	(650,551)
Retained earnings	483,350	407,422

Total shareholders’ deficit	(62,380)	(167,176)

Total liabilities and shareholders’ deficit	$303,309	$265,271

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$112,787	$87,565	$74,345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,705	9,051	9,947
Gain on sale of assets	—	(386)	—
Provision for bad debts	(163)	391	(157)
Non-cash stock compensation and other charges	10,644	5,288	4,019
Loss on extinguishment of debt	342	—	696
Non-cash interest and other income	(1,576)	(294)	(463)
Dividends received from equity method investees	1,095	681	828
Equity in net income of affiliates	(1,052)	(803)	(722)
Changes in assets and liabilities, net of acquisitions:
Receivables	(3,007)	(2,415)	(735)
Receivable—marketing and reservation fees, net	19,049	19,393	19,743
Accounts payable	6,888	1,923	978
Accrued expenses and other	(7,631)	12,894	6,702
Income taxes payable	2,857	11,250	2,854
Deferred income taxes	(17,214)	(13,318)	(14,883)
Deferred revenue	15,036	8,822	6,381
Other assets	(1,724)	(2,040)	(599)
Other liabilities	7,892	(4,414)	(26)

Net cash provided by operating activities	153,928	133,588	108,908

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	(7,707)	(11,504)	(6,859)
Acquisitions, net of cash acquired	(826)	(7,314)	—
Purchases of investments	(10,515)	(8,929)	(8,664)
Proceeds from sales of investments	3,728	3,539	4,506
Issuance of notes receivable	(2,433)	(2,667)	(2,264)
Collection of notes receivable	868	462	187
Proceeds from disposition of assets	—	2,811	—
Other items, net	(446)	(929)	(1,450)

Net cash used in investing activities	(17,331)	(24,531)	(14,544)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	—	—	192,000
Principal payments of long-term debt	(146)	(150)	(267,739)
Net repayments pursuant to revolving credit facilities	(101,500)	(55,129)	157,725
Debt issuance costs	(477)	(193)	(1,010)
Excess tax benefits from stock-based compensation	12,699	—	—
Purchase of treasury stock	(1,365)	(49,154)	(148,273)
Dividends paid	(35,386)	(30,241)	(27,690)
Proceeds from exercise of stock options	8,498	14,213	8,427

Net cash used in financing activities	(117,677)	(120,654)	(86,560)

Net change in cash and cash equivalents	18,920	(11,597)	7,804
Cash and cash equivalents at beginning of period	16,921	28,518	20,714

Cash and cash equivalents at end of period	$35,841	$16,921	$28,518

Supplemental disclosure of cash flow information:
Cash payments during the year for:
Income taxes, net of refunds	$56,629	$50,173	$53,622
Interest	$14,346	$16,053	$12,639
Non-cash investing activities:
Acquisitions, liabilities assumed	$1,701	$5,526	—
Non-cash financing activities:
Declaration of dividends	$36,859	$31,410	$28,061
Income tax benefit realized related to stock options exercised	—	$9,872	$4,442
Issuance of restricted shares of common stock	$7,005	$8,491	$7,973
Issuance of treasury stock to employee stock purchase plan	$546	—	—

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

(In thousands, except share amounts)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Treasury Stock	Comprehensive income	Retained Earnings	Total
Balance as of December 31, 2003	34,745,853	$347	$74,361	$1,138	$(2,506)	$(496,510)		$304,983	$(118,187)
Comprehensive income
Net income	—	—	—	—	—	—	$74,345	74,345	74,345
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	188	—	188
Amortization of deferred gain on hedge, net of taxes	—	—	—	—	—	—	(67)	—	(67)
Unrealized gain on available for sale securities, net of taxes	—	—	—	—	—	—	141	—	141

Other comprehensive income	—	—	—	262	—	—	262	—	—

Comprehensive income							$74,607

Exercise of stock options	557,107	6	7,332	—	—	5,564		—	12,902
Issuance and cancellation of restricted stock	202,405	2	(7,937)	—	—	7,935		—	—
Stock compensation related to stock options	—	—	1,518	—	—	—		—	1,518
Amortization of deferred compensation related to restricted stock grants	—	—	1,595	—	906	—		—	2,501
Dividends declared	—	—	—	—	—	—		(28,061)	(28,061)
Treasury purchases	(3,192,932)	(32)	—	—	—	(148,301)		—	(148,333)

Balance as of December 31, 2004	32,312,433	$323	$76,869	$1,400	$(1,600)	$(631,312)		$351,267	$(203,053)

Comprehensive income
Net income	—	—	—	—	—	—	$87,565	87,565	87,565
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	(351)	—	(351)
Amortization of deferred gain on hedge, net of taxes	—	—	—	—	—	—	(67)	—	(67)
Unrealized loss on available for sale securities, net of taxes	—	—	—	—	—	—	(25)	—	(25)
Reclassification adjustment for gains on available for sale securities included in net income	—	—	—	—	—	—	(98)	—	(98)

Other comprehensive income	—	—	—	(541)	—	—	(541)	—	—

Comprehensive income							$87,024

Exercise of stock options	1,275,737	13	2,087	—	—	21,997		—	24,097
Issuance and cancellation of restricted stock	149,283	1	(7,876)	—	—	7,875		—	—
Stock compensation related to stock options	—	—	1,806	—	—	—		—	1,806
Amortization of deferred compensation related to restricted stock grants	—	—	2,680	—	802	—		—	3,482
Dividends declared	—	—	—	—	—	—		(31,410)	(31,410)
Treasury purchases	(1,107,466)	(11)	—	—	—	(49,111)		—	(49,122)
Two-for-one common stock split	32,589,654	326	(326)	—	—	—		—	—

Balance as of December 31, 2005	65,219,641	$652	$75,240	$859	$(798)	$(650,551)		$407,422	$(167,176)

Comprehensive income
Net income	—	—	—	—	—	—	$112,787	112,787	112,787
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	314	—	314
Amortization of deferred gain on hedge, net of taxes	—	—	—	—	—	—	(67)	—	(67)

Other comprehensive income	—	—	—	247	—	—	247	—	—

Comprehensive income							$113,034

Exercise of stock options	1,037,979	11	3,249	—	—	17,937		—	21,197
Issuance and cancellation of restricted stock	114,500	1	(6,099)	—	—	6,098		—	—
Stock compensation related to stock options	—	—	4,023	—	—	—		—	4,023
Amortization of deferred compensation related to restricted stock grants	—	—	6,074	—	—	—		—	6,074
Dividends declared	—	—	—	—	—	—		(36,859)	(36,859)
Treasury purchases	(28,793)	—	—	—	—	(1,341)		—	(1,341)
Issuance of treasury shares	12,226	—	—	—	—	546		—	546
Reclassification required by SFAS No. 123R	—	—	(798)	—	798	—		—	—
Adjustment to initially apply SFAS No. 158, net of tax of $1.1 million	—	—	—	(1,878)	—	—		—	(1,878)

Balance as of December 31, 2006	66,355,553	$664	$81,689	$(772)	$—	$(627,311)		$483,350	$(62,380)

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Company Information and Significant Accounting Policies

Company Information

Choice Hotels International, Inc. and subsidiaries (together “the Company”) is in the business of hotel franchising. As of December 31, 2006, the Company had franchise agreements representing 5,376 open hotels and 930 hotels under development in 49 states, the District of Columbia and more than 40 countries and territories outside the United States under the brand names: Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, Cambria Suites™ and Flag Hotels®.

Principles of Consolidation

The consolidated financial statements include the accounts of Choice Hotels International, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

On October 30, 2006, the Company acquired 100% of the stock of Choice Hotels Franchise GmbH (“CHG”), a franchising business operating principally in Germany and surrounding countries. The results of CHG have been consolidated since October 30, 2006.

During 2006, the Company formed a wholly-owned subsidiary, Choice Hotels France SAS (“CHF”), which acquired the assets of a franchising business in continental Europe. The acquisition was completed on November 30, 2006 and the results of CHF have been included since that date.

During 2005, the Company acquired 100% of the stock of Suburban Franchise Holding Company, Inc. (“Suburban”) (the “Suburban Transaction”) and its wholly owned subsidiary, Suburban Franchise Systems, Inc. The results of Suburban have been consolidated since September 28, 2005.

Reclassifications in Consolidated Financial Statements

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation with no effect on previously reported net income or shareholders’ deficit.

During the quarter ended March 31, 2006, the Company revised the accounting for deferred compensation related to stock awards accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation (“SFAS No. 123”). As a result of this revision, approximately $11.6 million of deferred compensation previously included within shareholders’ deficit as of December 31, 2005 was eliminated with a corresponding reduction of additional paid-in-capital. There was no effect on any other previously reported income statement, cash flow or balance sheet amounts.

The Company revised its presentation of cash flows for all periods presented related to dividends received from equity method investees during the fourth quarter of 2006. The Company had previously presented these cash flows as investing activities on its consolidated statement of cash flows. SFAS No. 95 “Statement of Cash Flows” requires these dividends, which represent a return on investments, to be classified as operating cash flows. There was no effect on any other previously reported income statement or balance sheet amounts.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

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

The Company generates brand solutions (formerly partner services) revenues from endorsed vendors. Brand solutions revenues are generally earned based on the level of goods or services purchased from endorsed vendors by hotel franchise owners and hotel guests who stay in the Company’s franchised hotels. The Company accounts for brand solutions revenues in accordance with Staff Accounting Bulletin No. 104, (“SAB 104”) “Revenue Recognition.” SAB 104 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company recognizes brand solutions revenues when the services are performed or the product is delivered, evidence of an arrangement exists, the fee is fixed and determinable and collectibility is probable. SAB 104 requires the Company to defer the recognition of brand solution’s revenues related to upfront fees. Such upfront fees are generally recognized over a period corresponding to the Company’s estimate of the life of the arrangement.

Marketing and Reservation Revenues and Expenses

The Company’s franchise agreements require the payment of certain marketing and reservation fees, which are used exclusively by the Company for expenses associated with providing franchise services such as national marketing, media advertising, central reservation systems and technology services. The Company is contractually obligated to expend the marketing and reservation fees it collects from franchisees in accordance with the franchise agreements; as such, no income or loss to the Company is generated. In accordance with our contracts, we include in marketing and reservation expenses an allocation of costs for certain activities, such as human resources, legal, accounting, etc., required to carry out marketing and reservation activities.

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

Accounts Receivable and Credit Risk

Accounts receivable consist primarily of franchise and related fees due from hotel franchises and are recorded at the invoiced amount. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance considering historical write-off experience and review of aged receivable balances. However, the Company considers its credit risk associated with trade receivables and the receivable for marketing fees to be partially mitigated due to the dispersion of these receivables across a large number of geographically diverse franchisees.

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

Advertising Costs

The Company expenses advertising costs as the advertising occurs in accordance with American Institute of Certified Public Accountants, Statement of Position 93-7, “Reporting on Advertising Costs.” Advertising expense was $74.4 million, $62.0 million and $58.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. Prepaid advertising at December 31, 2006 and 2005 totaled $2.7 million and $2.3 million, respectively, and is included within other current assets in the accompanying consolidated balance sheet. The Company includes advertising costs primarily in marketing and reservation expenses on the accompanying consolidated statements of income.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2006 and 2005, $7.8 million and $7.5 million, respectively, of book overdrafts representing outstanding checks in excess of funds on deposit are included in accounts payable in the accompanying consolidated balance sheets.

Capitalization Policies

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

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment Policy

The Company evaluates the impairment of property and equipment and other long-lived assets, including franchise rights and other definite-lived intangibles, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 states that an impairment of long-lived assets has occurred whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured based on net, undiscounted expected cash flows. Assets are considered to be impaired if the net, undiscounted expected cash flows are less than the carrying amount of the assets. Impairment charges are recorded based upon the difference between the carrying value and the fair value of the asset. The Company did not record any impairment on long-lived assets during the three years ended December 31, 2006.

The Company evaluates the impairment of goodwill and trademarks with indefinite lives in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires intangible assets to be assessed on at least an annual basis for impairment using a fair value basis. Because the Company has one reporting unit pursuant to SFAS No. 142 the fair value of the Company’s net assets are used to determine if goodwill may be impaired. The Company did not record any impairment of goodwill during the three years ended December 31, 2006, based on assessments performed by the Company. In addition, the Company did not record any impairment of trademarks during the three years ended December 31, 2006.

The Company evaluates the collectibility of notes receivable in accordance with SFAS No. 114, “Accounting by Creditors For Impairment of a Loan.” SFAS No. 114 states that a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. The Company reviews outstanding notes receivable on a periodic basis to ensure that each is fully collectible. If the Company concludes that it will be unable to collect all amounts due, the Company will record an impairment charge based on the present value of expected future cash flows, discounted at the loan’s effective interest rate. The Company recorded $0.1 million and $0.2 million of impairment charges related to notes receivable during the years ended December 31, 2006 and December 31, 2005, respectively, and no amounts in the year ended December 31, 2004.

Deferred Financing Costs

Debt financing costs are deferred and amortized, using the effective interest method, over the term of the related debt. As of December 31, 2006 and 2005, unamortized deferred financing costs were $1.0 million and $1.2 million, respectively, and are included in other non-current assets in the accompanying consolidated balance sheets.

On June 16, 2006, the Company entered into a $350 million senior unsecured revolving credit agreement (“the Revolver”), with a syndicate of lenders. The proceeds from the Revolver were used to refinance and terminate the Company’s revolving credit facility entered into in July 2004 (“2004 Facility”). The Company accounted for the refinancing of the 2004 Facility in accordance with Emerging Issues Task Force (“EITF”) Issue No. 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements” (“EITF No. 98-14”). Pursuant to EITF No. 98-14, the Company recorded a loss on extinguishment of debt of approximately $0.3 million during the year ended December 31, 2006.

In July 2004, the Company entered into the 2004 Facility. The proceeds were used to refinance and terminate the Company’s existing senior credit facility (“Old Credit Facility”). The Company accounted for the

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

refinancing of the Old Credit Facility in accordance with EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” and EITF No. 98-14. Pursuant to these pronouncements, the Company recorded a loss on extinguishment of debt of approximately $0.7 million during the year ended December 31, 2004.

Investments

The Company accounts for its investments in Choice Hotels Canada, Inc. (“CHC”) and Choice Hospitality (India) Private Ltd (“CHN”) in accordance with Accounting Principles Board Opinion (“APB”) No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The Company accounted for its investment in the common stock of Choice Hotels Scandinavia (“CHS”) in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 130, “Reporting Comprehensive Income” until the sale of this investment in August 2005.

Derivatives

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires the recognition of the fair value of derivatives in the balance sheet, with changes in the fair value recognized either in earnings or as a component of other comprehensive income dependent upon the nature of the derivative. SFAS No. 133 also states that any deferred gain on previous hedging activity does not meet the definition of a liability, due to a lack of expected future cash flows and therefore should be included in comprehensive income. As of December 31, 2006 and 2005 the Company had no derivative financial instruments.

Stock-based compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires that compensation cost relating to share based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective application method and began applying its provisions to: (i) new awards, (ii) awards modified subsequent to the adoption date and (iii) outstanding awards for which all requisite service had not yet been rendered. Under the modified-prospective application method, compensation costs will be recognized on the unvested portion of awards beginning on January 1, 2006 based on the grant-date fair value used for pro-forma disclosures under SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” over the remaining vesting period. Under this transition method, prior period results have not been restated. The adoption of SFAS No. 123R reduced operating income and net income by approximately $0.5 million and $0.3 million, respectively, for the year ended December 31, 2006. The adoption did not have a material impact on reported earnings per share or the Company’s financial statements since the Company has been expensing share-based awards granted since January 1, 2003 under the provisions of SFAS No. 123. Cash flows from financing activities for the year ending December 31, 2006 includes $12.7 million in excess tax benefits from stock-based compensation resulting from the adoption of SFAS No. 123R. Under SFAS No. 123, cash flows from operating activities for the years ended December 31, 2005 and 2004 included $9.9 million and $4.4 million, respectively, of excess tax benefits from stock-based compensation. Prior to January 1, 2003, the Company accounted for stock-based awards under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”).

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

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to the adoption of SFAS No. 123R, no stock-based compensation cost was reflected in the accompanying consolidated statements of income related to the grant of stock options which occurred prior to January 1, 2003, because the Company accounted for those grants under APB No. 25 and all such stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the years ended December 31, 2005 and 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards during the years ended December 31, 2005 and 2004.

	Years Ended December 31,
	2005	2004
	(In millions, except per share amounts)
Net income, as reported	$87.6	$74.3
Stock-based employee compensation expense included in reported net income, net of related tax effects	2.9	2.2
Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(4.7)	(3.5)

Pro forma, net income	$85.8	$73.0

Earnings per share:
Basic, as reported	$1.36	$1.12
Basic, pro forma	$1.33	$1.10
Diluted, as reported	$1.32	$1.08
Diluted, pro forma	$1.29	$1.06

The Company’s stock-based compensation plans and related accounting policies are described more fully in Note 17.

Notes Receivable

From time to time, the Company provides financing to franchisees for property improvements and other purposes in the form of interest free notes. The terms of the notes range from 3 to 10 years and are forgiven and amortized over that time period if the franchisee remains in the system in good standing. As of December 31, 2006 and 2005, other non-current assets included $9.1 million and $9.4 million, respectively, net of allowance, related to the unamortized balance of these notes. As of December 31, 2006 and 2005, other non-current assets include an allowance for doubtful accounts related to these notes of $1.0 million. Amortization expense included in the accompanying consolidated statements of income related to the notes was $1.8 million, $1.4 million and $1.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Income Taxes

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

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company does not provide additional United States income taxes on undistributed earnings of consolidated foreign subsidiaries included in retained earnings. Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. The Company’s intent is for such earnings to be reinvested by the subsidiaries. On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA included a temporary one time incentive for United States multinational corporations to repatriate accumulated income of foreign subsidiaries by providing an 85 percent dividends received deduction for qualifying dividends from controlled foreign corporations. The Company repatriated earnings pursuant to AJCA totaling $23.5 million in the fourth quarter of 2005 resulting in an income tax provision of $1.2 million.

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

Tax savings resulting from deductions greater than compensation cost reflected in net income, if any, for stock-based employee compensation is credited directly to additional paid in capital when realization of such benefit is fully assured.

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”, (“FIN 48”). FIN 48 clarifies FASB Statement No. 109, “Accounting for Income Taxes” by prescribing a recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. The Company estimates a FIN 48 tax liability of $8.2 million to be recorded against tax contingencies, additional paid in capital and retained earnings as of January 1, 2007, which represents a $3.1 million increase in tax contingencies compared to amounts recorded as tax contingencies as of December 31, 2006.

Earnings per Share

Earnings per share are computed under SFAS No. 128 “Earnings Per Share”. Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Unvested restricted stock and performance vested restricted stock units (“PVRSU”) are excluded from the computation of basic earnings per share because the shares have not yet been earned by the shareholder. Stock options are also excluded since they are not considered outstanding shares. Diluted earnings per share, assumes dilution and is computed based on the weighted-average number of common shares outstanding after consideration of the dilutive effect of stock options, unvested restricted stock and PVRSU. The effect of dilutive securities is computed using the treasury stock method and average market prices during the period. Dilutive securities with performance conditions are excluded from the computation until the performance conditions are met.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of Estimates

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

Pension, Profit Sharing and Incentive Plans

The Company sponsors two non-qualified retirement savings and investment plans for certain employees and senior executives. Employee and Company contributions are maintained in separate irrevocable trusts. Legally, the assets of the trusts remain those of the Company; however, access to the trusts’ assets is severely restricted. The trusts’ cannot be revoked by the Company or an acquirer, but the assets are subject to the claims of the Company’s general creditors. The participants do not have the right to assign or transfer contractual rights in the trusts. The Company accounts for these plans in accordance with EITF No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.” Pursuant to EITF 97-14, as of December 31, 2006 and December 31, 2005, the Company had recorded a deferred compensation liability of $32.9 million and $25.6 million, respectively. The change in the deferred compensation obligation related to changes in the fair value of the diversified investments held in trust and to earnings credited to participants is recorded in compensation expense. The diversified investments held in the trusts were $31.5 million and $23.3 million as of December 31, 2006 and December 31, 2005, respectively, and are recorded at their fair value, based on quoted market prices. The change in the fair value of the diversified assets held in trust is recorded in accordance with SFAS 115 as trading security income (loss) and is included in other income and expenses, net in the accompanying statements of income.

Effective December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (“SFAS No. 158”) which requires employers to: (a) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur.

As a result of this adoption, the Company increased its pension benefit obligations by approximately $2.6 million with a corresponding change, net of tax, reported in accumulated other comprehensive income. The Company previously measured its plan assets and benefit obligation as of its fiscal year end and therefore no adjustments will be required resulting from the adoption of this provision. The following table illustrates the incremental effect of applying SFAS No. 158 on individual line items in the statement of financial position as of December 31, 2006.

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
	(In thousands)
Deferred compensation and retirement plan obligations	$37,463	$2,638	$40,101
Total liabilities	363,051	2,638	365,689
Deferred income taxes	21,329	1,122	22,451
Other assets (Intangible asset)	362	(362)	—
Total assets	302,549	760	303,309
Accumulated other comprehensive income	1,106	(1,878)	(772)
Total shareholders’ deficit	(60,502)	(1,878)	(62,380)

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The adoption of SFAS No. 158 had no effect on the Company’s consolidated statements of operations or cash flows for the year ended December 31, 2006, or for any prior period presented. See Note 14 to our consolidated financial statements.

Prior to the adoption of the recognition provisions of SFAS No. 158, the Company recorded the liability for its defined benefit post-retirement plans in accordance with SFAS No. 87, “Employers Accounting for Pensions” (“SFAS No. 87”). SFAS No. 87 required that a liability (minimum pension liability) be recorded when the accumulated benefit obligation liability exceeded the fair value of plan assets. Under SFAS No. 87, changes in the funded status were not immediately recognized, rather they were deferred and recognized ratably over future periods.

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

3.    Other Current Assets

Other current assets consist of the following at:

	December 31,
	2006	2005
	(In thousands)
Prepaid expenses	$7,444	$5,972
Other current assets	313	336

Total	$7,757	$6,308

4.    Property and Equipment

The components of property and equipment are:

	December 31,
	2006	2005
	(In thousands)
Land and land improvements	$2,644	$2,642
Facilities in progress and software under development	842	3,833
Computer equipment and software	108,546	101,243
Buildings and improvements	38,254	37,302
Furniture, fixtures and equipment	14,978	14,587

	165,264	159,607
Less: Accumulated depreciation and amortization	(122,462)	(113,326)

Property and equipment, at cost, net	$42,802	$46,281

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 3, 2005, a parcel of land held for sale was sold for $1.7 million resulting in a gain on disposition of property totaling $0.1 million.

As facilities in progress are completed and placed in service, they are transferred to appropriate property and equipment categories and depreciation begins. Depreciation expense, excluding amounts attributable to marketing and reservation activities, for the years ended December 31, 2006, 2005 and 2004 was $4.1 million, $4.0 million and $5.0 million, respectively. Depreciation has been computed for financial reporting purposes using the straight-line method. A summary of the ranges of estimated useful lives upon which depreciation rates are based follows:

Computer equipment and software	3-7 years
Buildings and improvements	8-40 years
Furniture, fixtures and equipment	3-15 years

5.    Goodwill, Franchise Rights and Other Intangibles

Goodwill relates to the purchase price of a minority interest in the Company for consideration in excess of the recorded minority interest and the Suburban Transaction. The components of goodwill are as follows:

	December 31,
	2006	2005
	(In thousands)
Minority interest	$60,620	$60,620
Suburban Transaction (See Note 13)	5,193	5,208

Total	$65,813	$65,828

Pursuant to SFAS No. 142, the Company is not required to amortize goodwill.

Franchise rights totaling $31.8 million and $34.5 million at December 31, 2006 and 2005, respectively, represent the unamortized purchase price assigned to acquire long-term franchise contracts. As of December 31, 2006 and 2005, the unamortized balance relates primarily to the Econo Lodge, Suburban Extended Stay Hotel and Flag franchise rights. The franchise rights are being amortized over lives ranging from 5 to 17 years. Amortization expense for the years ended December 31, 2006, 2005 and 2004 amounted to $4.0 million, $3.6 million and $3.4 million, respectively. Franchise rights are net of accumulated amortization of $49.8 million and $45.6 million at December 31, 2006 and 2005, respectively. The estimated annual amortization expense related to the Company’s franchise rights for each of the years ending December 31, 2007 through 2011 is as follows:

Year	(In millions)
2007	$4.0
2008	3.9
2009	3.9
2010	3.9
2011	3.9

Franchise rights and other identifiable intangible assets include approximately $3.7 million and $3.8 million of unamortized intangible assets related to trademarks at December 31, 2006 and 2005, respectively. Trademarks acquired in the Suburban acquisition have an indefinite life and therefore pursuant to SFAS 142 no amounts have been amortized. The costs of registering and renewing existing trademarks are being amortized over ten years. Amortization expense for the years ended December 31, 2006, 2005 and 2004 amounted to $0.5 million, $0.5 million and $0.4 million, respectively. Trademarks are net of accumulated amortization of $4.2 million and $3.7

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million at December 31, 2006 and 2005, respectively. The estimated annual amortization expense related to the Company’s trademarks for each of the years ending December 31, 2007 through 2011 is as follows;

Year	(In millions)
2007	$0.5
2008	0.5
2009	0.4
2010	0.4
2011	0.3

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

The marketing fees receivable at December 31, 2006 and 2005 was $6.7 million and $13.2 million, respectively. As of December 31, 2006 and 2005, cumulative reservation fees collected exceeded expenses by $8.4 million and $3.6 million, respectively and the excess has been reflected as an other long-term liability in the accompanying consolidated balance sheets. Depreciation and amortization expense attributable to marketing and reservation activities for the years ended December 31, 2006, 2005 and 2004 was $7.9 million, $7.6 million and $9.1 million, respectively. Interest expense attributable to reservation activities was $0.9 million, $1.1 million and $1.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

7.    Transactions with Sunburst

Effective October 15, 1997, Choice Hotels International, Inc. (“CHI”), which at that point included both the franchising business and owned hotel business, separated the businesses via a spin-off of the Company. CHI changed its name to Sunburst Hospitality Corporation (referred to hereafter as “Sunburst”). As part of the spin-off, Sunburst and the Company entered into a strategic alliance agreement. Among other things, the strategic alliance agreement, as amended, provided for the determination of liquidated damages related to the termination of Choice branded Sunburst properties. The liquidated damage provisions extend through the life of existing Sunburst franchise agreements. As of December 31, 2006, Sunburst operates 25 hotels under franchise with the Company.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total franchise fees, including royalty, marketing and reservation fees, paid by Sunburst to the Company, included in the accompanying consolidated financial statements were $5.0 million, $5.3 million and $5.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006 and 2005, accounts receivable included $0.4 million and $1.0 million due from Sunburst, respectively.

8.    Deferred Revenue

Deferred revenue consists of the following:

	December 31,
	2006	2005
	(In thousands)
Loyalty programs	$39,622	$29,406
Initial, relicensing and franchise fees	3,241	1,983
Brand solution fees	4,304	742

Total	$47,167	$32,131

9.    Accrued Expenses and Other

Accrued expenses and other consists of the following:

	December 31,
	2006	2005
	(In thousands)
Accrued salaries and benefits	$27,752	$25,044
Dividends payable	9,912	8,439
Accrued interest	1,432	1,302
Other liabilities and contingencies	6,210	16,171

Total	$45,306	$50,956

Other liabilities and contingencies include accruals for the current portion of estimated tax contingencies. These accruals have been recorded for potential exposures involving tax positions that could be challenged by taxing authorities.

10.    Long-Term Debt

Debt consists of the following at:

	December 31,
	2006	2005
	(In thousands)
$350 million senior unsecured revolving credit facility with an effective rate of 5.72% and 5.24% at December 31, 2006 and 2005, respectively	$72,200	$173,700
$100 million senior notes with an effective rate of 7.22% at December 31, 2006 and 2005, respectively	99,914	99,849
Other notes with an average effective rate of 5.78% and 4.90% at December 31, 2006 and 2005, respectively	422	569

Total debt	$172,536	$274,118
Less current portion	(146)	(146)

Total long-term debt	$172,390	$273,972

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Scheduled principal maturities of debt as of December 31, 2006 were as follows:

Year	(In thousands)
2007	$146
2008	100,060
2009	130
2010	—
2011	72,200

Total	$172,536

In July 2004, the Company entered into a $265 million senior unsecured revolving credit facility (the “Old Credit Facility”) with a syndicate of lenders. The proceeds from the Old Credit Facility were used to refinance and terminate a previously outstanding revolving credit facility and term loan. In April 2005, the Company increased the available credit under the Old Credit Facility from $265 million to $350 million. The Old Credit Facility permitted the Company to borrow, repay and reborrow revolving loans until the scheduled maturity date in July 2009. Borrowings pursuant to the Old Credit Facility bore interest, at one of several rates selected by the Company, based upon the credit rating of the Company and included LIBOR plus 62 1/2 basis points to 125 basis points; prime rate; and prime rate minus 175 basis points. The Old Credit Facility required the Company to pay a commitment fee ranging, based upon the credit rating of the Company, between 12 1/2 basis points and 25 basis points of the average daily-unused portion of the aggregate available commitment. The Old Credit Facility also provided for the issuance of letters of credit on behalf of the Company. The Old Credit Facility included customary financial and other covenants that required the maintenance of certain ratios including maximum leverage and interest coverage. As of December 31, 2005, the Company was in compliance with all covenants under the Old Credit Facility.

On June 16, 2006, the Company entered into a new $350 million senior unsecured revolving credit agreement (the “Revolver”), with a syndicate of lenders. The proceeds from the Revolver were used to refinance and terminate the Old Credit Facility. The Revolver allows the Company to borrow, repay and reborrow revolving loans up to $350 million (which includes swingline loans for up to $20 million and standby letters of credit up to $30 million) until the scheduled maturity date of June 16, 2011. The Company has the ability to request an increase in available borrowings under the Revolver by an additional amount of up to $150 million by obtaining the agreement of the existing lenders to increase their lending commitments or by adding additional lenders. The rate of interest generally applicable for revolving loans under the Revolver are, at the Company’s option, equal to either (i) the greater of the prime rate or the federal funds effective rate plus 50 basis points, or (ii) an adjusted LIBOR rate plus a margin between 22 and 70 basis points based on the Company’s credit rating. The Revolver requires the company to pay a quarterly facility fee, based upon the credit rating of the Company, at a rate between 8 and 17 1/2 basis points, on the full amount of the commitment (regardless of usage). The Revolver also requires the payment of a quarterly usage fee, based upon the credit rating of the Company, at a rate between 10 and 12 1/2 basis points, on the amount outstanding under the commitment, at all times when the amount borrowed under the Revolver exceeds 50% of the total commitment. The Revolver includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage. At December 31, 2006, the Company was in compliance with all covenants under the Revolver. The Revolver also restricts the Company’s ability to make certain investments, incur certain debt, and dispose of assets, among other restrictions.

In 1998, the Company completed a $100 million senior unsecured note offering (“the Senior Notes”) at a discount of $0.6 million, bearing a coupon rate of 7.13% with an effective rate of 7.22%. The Senior Notes will mature on May 1, 2008, with interest on the Senior Notes to be paid semi-annually. The Company used the net

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

proceeds from the offering of approximately $99 million to repay amounts outstanding under the Company’s previous credit facility. The Senior Notes contain a call provision that would require the Company to pay a premium if the Senior Notes were redeemed prior to their maturity. At December 31, 2006, the call provision would have resulted in a premium of $2.5 million.

The Company has a line of credit with a bank providing up to an aggregate of $10 million of borrowings which is due upon demand. The line of credit ranks pari-pasu (or equally) with the Revolver. Borrowings under the line of credit bear interest at rates established at the time of borrowing based on prime minus 175 basis points. There were no amounts outstanding under this line of credit at December 31, 2006 and 2005.

The Company also has a note with an outstanding balance at December 31, 2006 and 2005 of $0.4 million and $0.6 million, respectively with a maturity date of January 1, 2009. This loan bears interest based on seventy percent of prime and requires monthly principal and interest payments.

In conjunction with the Company’s acquisition of Suburban during 2005, the Company assumed a bank loan with an outstanding balance of $0.6 million and a maturity date of October 13, 2005. The Company repaid this loan at maturity.

11.    Condensed Consolidating Financial Statements

Effective July 14, 2006, the Company’s Senior Notes are guaranteed jointly, severally, fully and unconditionally by 7 wholly-owned domestic subsidiaries. There are no legal or regulatory restrictions on the payment of dividends to Choice Hotels International, Inc. from subsidiaries that do not guarantee the Senior Notes. As a result of these guarantee arrangements, the following condensed consolidating financial statements are presented. Investments in subsidiaries are accounted for under the equity method of accounting.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Choice Hotels International, Inc.

Condensed Consolidating Statement of Income

For the Year Ended December 31, 2006

(In Thousands)

	Choice Hotels International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$194,673	$95,077	$17,095	$(95,200)	$211,645
Initial franchise and relicensing fees	29,629	—	—	—	29,629
Brand solutions	13,945	—	—	—	13,945
Marketing and reservation	237,123	256,959	9,266	(225,322)	278,026
Other items, net	6,912	4,505	—	—	11,417

Total revenues	482,282	356,541	26,361	(320,522)	544,662
OPERATING EXPENSES:
Selling, general and administrative	90,810	85,867	5,635	(95,200)	87,112
Marketing and reservation	250,955	244,609	7,784	(225,322)	278,026
Other items, net	3,197	8,879	823	—	12,899

Total operating expenses	344,962	339,355	14,242	(320,522)	378,037
Operating income	137,320	17,186	12,119	—	166,625
OTHER INCOME AND EXPENSES:
Interest expense	14,810	(770)	58	—	14,098
Equity in earnings of consolidated subsidiaries	(24,806)	—	—	24,806	—
Other items, net	66	(1,407)	(1,410)	—	(2,751)

Total other income and expenses, net	(9,930)	(2,177)	(1,352)	24,806	11,347

Income before income taxes	147,250	19,363	13,471	(24,806)	155,278
Income taxes	34,463	6,594	1,434	—	42,491

Net income	$112,787	$12,769	$12,037	$(24,806)	$112,787

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Choice Hotels International, Inc.

Condensed Consolidating Statement of Income

For the Year Ended December 31, 2005

(In Thousands)

	Choice Hotels International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$175,508	$84,449	$20,430	$(93,047)	$187,340
Initial franchise and relicensing fees	25,388	—	—	—	25,388
Brand solutions	13,382	—	—	—	13,382
Marketing and reservation	203,802	218,761	7,926	(187,366)	243,123
Other items, net	3,819	4,347	—	—	8,166

Total revenues	421,899	307,557	28,356	(280,413)	477,399
OPERATING EXPENSES:
Selling, general and administrative	75,318	75,889	20,181	(93,138)	78,250
Marketing and reservation	212,471	211,010	6,917	(187,275)	243,123
Other items, net	3,686	7,781	809	—	12,276

Total operating expenses	291,475	294,680	27,907	(280,413)	333,649
Operating income	130,424	12,877	449	—	143,750
OTHER INCOME AND EXPENSES:
Interest expense	16,380	(1,059)	4	—	15,325
Equity in earnings of consolidated subsidiaries	(8,370)	—	—	8,370	—
Other items, net	(181)	(877)	(1,259)	—	(2,317)

Total other income and expenses, net	7,829	(1,936)	(1,255)	8,370	13,008

Income before income taxes	122,595	14,813	1,704	(8,370)	130,742
Income taxes	35,030	7,601	546	—	43,177

Net income	$87,565	$7,212	$1,158	$(8,370)	$87,565

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Choice Hotels International, Inc.

Condensed Consolidating Statement of Income

For the Year Ended December 31, 2004

(In Thousands)

	Choice Hotels International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$156,481	$80,307	$17,150	$(86,803)	$167,135
Initial franchise and relicensing fees	20,112	—	—	—	20,112
Brand solutions	12,524	—	—	—	12,524
Marketing and reservation	177,537	199,517	7,136	(163,458)	220,732
Other items, net	3,976	3,729	—	—	7,705

Total revenues	370,630	283,553	24,286	(250,261)	428,208
OPERATING EXPENSES:
Selling, general and administrative	79,632	66,721	10,036	(86,847)	69,542
Marketing and reservation	184,786	192,553	6,807	(163,414)	220,732
Other items, net	3,001	9,172	778	—	12,951

Total operating expenses	267,419	268,446	17,621	(250,261)	303,225
Operating income	103,211	15,107	6,665	—	124,983
OTHER INCOME AND EXPENSES:
Interest expense	12,914	(1,315)	7	(1)	11,605
Equity in earnings of consolidated subsidiaries	(16,913)	—	—	16,913	—
Other items, net	572	(970)	(749)	1	(1,146)

Total other income and expenses, net	(3,427)	(2,285)	(742)	16,913	10,459

Income before income taxes	106,638	17,392	7,407	(16,913)	114,524
Income taxes	32,293	8,520	(634)	—	40,179

Net income	$74,345	$8,872	$8,041	$(16,913)	$74,345

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Choice Hotels International, Inc.

Condensed Consolidating Balance Sheet

As of December 31, 2006

(In thousands)

	Choice Hotels International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$10,072	$213	$25,556	$—	$35,841
Receivables	35,885	358	5,451	—	41,694
Other current assets	9,317	7,489	645	(7,904)	9,547

Total current assets	55,274	8,060	31,652	(7,904)	87,082
Property and equipment, at cost, net	17,270	24,793	739	—	42,802
Goodwill	60,620	5,193	—	—	65,813
Franchise rights and other identifiable intangibles, net	23,885	6,427	5,197	—	35,509
Investments, employee benefit plans, at fair value	—	31,529	—	—	31,529
Investment in and advances to affiliates	184,223	129,728	47,947	(361,898)	—
Receivable, marketing fees	6,972	—	—	(310)	6,662
Deferred income taxes	—	33,842	728	(12,119)	22,451
Other assets	1,055	10,170	236	—	11,461

Total assets	$349,299	$249,742	$86,499	$(382,231)	$303,309

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current portion of long-term debt	$146	$—	$—	$—	$146
Accounts payable	9,503	28,735	3,578	—	41,816
Accrued expenses and other	14,988	28,617	1,701	—	45,306
Deferred revenue	7,485	39,622	60	—	47,167
Income taxes payable	—	11,587	1,673	(7,904)	5,356

Total current liabilities	32,122	108,561	7,012	(7,904)	139,791
Long-term debt	172,390	—	—	—	172,390
Deferred compensation & retirement plan obligations	—	40,099	2	—	40,101
Advances from affiliates	182,114	5,609	41,032	(228,755)	—
Payable, marketing fees	—	310	—	(310)	—
Deferred income taxes	12,119	—	—	(12,119)	—
Other liabilities	12,934	—	473	—	13,407

Total liabilities	411,679	154,579	48,519	(249,088)	365,689

Total shareholders’ deficit	(62,380)	95,163	37,980	(133,143)	(62,380)

Total liabilities and shareholders’ deficit	$349,299	$249,742	$86,499	$(382,231)	$303,309

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Choice Hotels International, Inc.

Condensed Consolidating Balance Sheet

As of December 31, 2005

(In thousands)

	Choice Hotels International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$5,848	$2,052	$9,021	$—	$16,921
Receivables	33,359	891	2,905	—	37,155
Other current assets	2,377	6,733	404	(590)	8,924

Total current assets	41,584	9,676	12,330	(590)	63,000
Property and equipment, at cost, net	17,836	27,672	773	—	46,281
Goodwill	60,620	5,208	—	—	65,828
Franchise rights and other identifiable intangibles, net	26,720	7,042	4,505	—	38,267
Investments, employee benefit plans, at fair value	—	23,337	—	—	23,337
Investment in and advances to affiliates	149,294	82,687	42,353	(274,334)	—
Receivable, marketing fees	13,527	—	—	(302)	13,225
Deferred income taxes	—	22,841	—	(19,552)	3,289
Other assets	351	10,962	731	—	12,044

Total assets	$309,932	$189,425	$60,692	$(294,778)	$265,271

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current portion of long-term debt	$146	$—	$—	$—	$146
Accounts payable	8,708	22,811	3,065	—	34,584
Accrued expenses and other	25,561	24,634	761	—	50,956
Deferred revenue	2,665	29,406	60	—	32,131
Income taxes payable	2,711	—	378	(590)	2,499

Total current liabilities	39,791	76,851	4,264	(590)	120,316
Long-term debt	273,972	—	—	—	273,972
Deferred compensation & retirement plan obligations	—	28,987	—	—	28,987
Advances from affiliates	135,373	6,594	30,800	(172,767)	—
Payable, marketing fees	—	302	—	(302)	—
Deferred income taxes	19,385	—	167	(19,552)	—
Other liabilities	8,587	26	559	—	9,172

Total liabilities	477,108	112,760	35,790	(193,211)	432,447

Total shareholders’ deficit	(167,176)	76,665	24,902	(101,567)	(167,176)

Total liabilities and shareholders’ deficit	$309,932	$189,425	$60,692	$(294,778)	$265,271

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Choice Hotels International, Inc.

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2006

(In thousands)

	Choice Hotels International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided from Operating Activities	$135,251	$1,550	$17,127	—	$153,928

Cash Flows From Investing Activities
Investment in property and equipment	(4,281)	(3,295)	(131)	—	(7,707)
Purchases of investments	—	(10,515)	—		(10,515)
Proceeds from the sales of investments	—	3,728	—		3,728
Issuance of notes receivable	—	(2,433)	—	—	(2,433)
Other items, net	(1,223)	1,280	(461)	—	(404)

Net Cash Used in Investing Activities	(5,504)	(11,235)	(592)	—	(17,331)

Cash Flows from Financing Activities
Principal payments of long-term debt	(146)	—	—	—	(146)
Net repayments pursuant to revolving credit facilities	(101,500)	—	—	—	(101,500)
Purchase of treasury stock	(1,365)	—	—	—	(1,365)
Excess tax benefits from stock-based compensation	4,853	7,846	—		12,699
Debt issuance costs	(477)	—	—	—	(477)
Dividends paid	(35,386)	—	—	—	(35,386)
Proceeds from exercise of stock options	8,498	—	—	—	8,498

Net Cash Provided (Used) from Financing Activities	(125,523)	7,846	—	—	(117,677)

Net change in cash and cash equivalents	4,224	(1,839)	16,535	—	18,920
Cash and cash equivalents at beginning of period	5,848	2,052	9,021	—	16,921

Cash and Cash Equivalents at End of Period	$10,072	$213	$25,556	—	$35,841

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Choice Hotels International, Inc.

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2005

(In thousands)

	Choice Hotels International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided (Used) from Operating Activities	$126,861	$18,492	$(11,765)	—	$133,588

Cash Flows From Investing Activities
Investment in property and equipment	(6,976)	(4,393)	(135)	—	(11,504)
Proceeds from disposition of assets	—	1,706	1,105	—	2,811
Acquisition of Suburban, net of cash acquired	—	(7,314)	—	—	(7,314)
Issuance of notes receivable	—	(2,667)	—	—	(2,667)
Purchases of investments	—	(8,929)	—	—	(8,929)
Proceeds from sales of investments	—	3,539	—	—	3,539
Other items, net	(1,250)	888	(105)	—	(467)

Net Cash Provided (Used) from Investing Activities	(8,226)	(17,170)	865	—	(24,531)

Cash Flows from Financing Activities
Principal payment of long-term debt	(146)	—	(4)	—	(150)
Net repayments pursuant to revolving credit facilities	(54,500)	(629)	—	—	(55,129)
Purchase of treasury stock	(49,154)	—	—	—	(49,154)
Debt issuance costs	(193)	—	—	—	(193)
Dividends paid	(30,241)	—	—	—	(30,241)
Proceeds from exercise of stock options	14,213	—	—	—	14,213

Net Cash Used in Financing Activities	(120,021)	(629)	(4)	—	(120,654)

Net change in cash and cash equivalents	(1,386)	693	(10,904)	—	(11,597)
Cash and cash equivalents at beginning of period	7,234	1,359	19,925	—	28,518

Cash and Cash Equivalents at End of Period	$5,848	$2,052	$9,021	—	$16,921

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Choice Hotels International, Inc.

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2004

(In thousands)

	Choice Hotels International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided from Operating Activities	$87,277	$10,542	$11,089	—	$108,908

Cash Flows From Investing Activities
Investment in property and equipment	(3,434)	(3,054)	(371)	—	(6,859)
Issuance of notes receivable	—	(2,264)	—	—	(2,264)
Purchases of investments	—	(8,664)	—	—	(8,664)
Proceeds from sales of investments	—	4,506	—	—	4,506
Other items, net	(860)	(218)	(185)	—	(1,263)

Net Cash Provided (Used) from Investing Activities	(4,294)	(9,694)	(556)	—	(14,544)

Cash Flows from Financing Activities
Proceeds from long-term debt	192,000	—	—	—	192,000
Principal payments of long-term debt	(267,730)	—	(9)	—	(267,739)
Net repayments pursuant to revolving credit facilities	157,725	—	—	—	157,725
Purchase of treasury stock	(148,273)	—	—	—	(148,273)
Debt issuance costs	(1,010)	—	—	—	(1,010)
Dividends paid	(27,690)	—	—	—	(27,690)
Proceeds from exercise of stock options	8,427	—	—	—	8,427

Net Cash Used in Financing Activities	(86,551)	—	(9)	—	(86,560)

Net change in cash and cash equivalents	(3,568)	848	10,524	—	7,804
Cash and cash equivalents at beginning of period	10,802	511	9,401	—	20,714

Cash and Cash Equivalents at End of Period	$7,234	$1,359	$19,925	—	$28,518

12.    Foreign Operations

The Company accounts for foreign currency translation in accordance with SFAS No. 52, “Foreign Currency Translation.” Revenues generated by foreign operations, including royalty, marketing and reservations fees, for the years ended December 31, 2006, 2005 and 2004 were $32.0 million, $24.0 million, and $22.0 million respectively. Net income, including equity in the income of equity method investments, attributable to the Company’s foreign operations was $10.7 million, $6.7 million, and $5.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Choice Hotels Franchise GmbH

On October 30, 2006, the Company completed its acquisition of Choice Hotels Franchise GmbH (“CHG”), a subsidiary of CHE Hotel Group PLC (“CHE”), which conducted franchising operations in the central European countries of Austria, Germany, Italy, the Czech Republic, and portions of Switzerland. Concurrent with the closing of this acquisition, the master franchise agreement between Choice and CHE covering these countries was also terminated, and all of CHE’s employees and infrastructure involved in its franchising business were transferred to CHG. Choice purchased 100% of CHG’s stock for $0.7 million and began including the results of its operations in the Company’s financial statements as of October 30, 2006. The purchase of CHG was recorded in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”) and the Company allocated the purchase price based on a preliminary assessment of the fair value of assets acquired and liabilities assumed as of October 30, 2006. The Company preliminarily allocated the excess of the total purchase price over net tangible assets acquired of approximately $0.4 million to franchise rights and expects to amortize these rights over 14 years. The allocations of the purchase price are preliminary and subject to revision as analyses are finalized. The Company continues to gather information concerning the valuation of assets acquired and liabilities assumed (including the identified intangible assets and their associated lives). The pro forma results of operations as if these entities had been combined at the beginning of 2006, 2005 and 2004 would not be materially differ from the Company’s reported results for those periods.

Choice Hotels France SAS

On November 30, 2006, the Company’s wholly-owned subsidiary, Choice Hotels France SAS (“CHF”) acquired the franchising operations conducted by CHE in the European countries of France, Belgium, Portugal, Spain and portions of Switzerland. Concurrent with the closing of the acquisition, the master franchise agreement between Choice and CHE covering these countries was also terminated. CHF purchased the net asset value of CHE’s franchising business for the aforementioned countries and CHE assigned the related franchise contracts, employees and liabilities associated with the assets purchased to CHF for $1.8 million. The purchase of CHF was recorded in accordance with SFAS No. 141 and the Company allocated the purchase price based on a preliminary assessment of the fair value of assets acquired and liabilities assumed as of November 30, 2006. The Company preliminarily allocated the excess of the total purchase price over net tangible assets acquired of approximately $0.7 million to franchise rights and expects to amortize these rights over 8 years. The allocations of the purchase price are preliminary and subject to revision as analyses are finalized. The Company continues to gather information concerning the valuation of assets acquired and liabilities assumed (including the identified intangible assets and their associated lives). The pro forma results of operations as if these entities had been combined at the beginning of 2006, 2005 and 2004 would not be materially differ from the Company’s reported results for those periods.

Choice Hotels Australasia

Choice Hotels Australasia Pty. Ltd. (“CHA”), a wholly-owned subsidiary, conducts direct franchising operations in Australia, American Samoa, New Caledonia, Fiji, New Zealand and Papua New Guinea. During 2006, 2005 and 2004, the Company recognized in the accompanying consolidated statements of income, revenues of $8.4 million, $8.2 million and $8.1 million, respectively, including royalty, marketing, reservation fees and other revenues from CHA.

Choice Hotels Scandinavia

The Company accounted for its investment, representing 1% of the outstanding common stock of Choice Hotels Scandinavia (“CHS”) as an available for sale security in accordance with SFAS 115. During 2005, the

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company sold its investment in CHS for approximately $1.0 million resulting in a realized gain of $0.2 million. During the year ended December 31, 2004, the Company recognized approximately $0.2 million of unrealized gain attributable to this investment as a component of other comprehensive income.

Choice Hotels Canada, Inc.

The Company has a 50% interest in Choice Hotels Canada, Inc. (“CHC”), a joint venture with a third party. During 2006, 2005 and 2004, the Company recorded $1.0 million, $0.8 million and $0.7 million, respectively, based on CHC’s results for the twelve months ended November 30, 2006, 2005 and 2004 of equity method income related to this investment pursuant to APB Opinion No. 18 in the accompanying consolidated statements of income. The Company received dividends from CHC of $1.1 million, $0.7 million and $0.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. During 2006, 2005 and 2004, the Company recognized in the accompanying consolidated statements of income, revenues of $9.4 million, $7.7 million and $7.1 million, respectively, including royalty, marketing, reservation fees and other revenues from CHC.

13.    Acquisition of Suburban Franchise Holding Company, Inc.

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

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company accounted for the Suburban Transaction in accordance with SFAS No. 141. The Company allocated the purchase price based upon an assessment of the fair value of assets acquired and liabilities assumed as of September 28, 2005. The total purchase price was allocated based on an analysis by management of the respective fair values of the acquired assets and liabilities as follows:

	Estimated Fair Value
	2006	2005 (Preliminary)
	(In thousands)
Tangible assets	$401	$431
Intangible assets	7,201	7,201
Goodwill	5,193	5,208

Total assets acquired	12,795	12,840
Liabilities assumed	(5,481)	(5,526)

Cash paid, net of cash acquired	$7,314	$7,314

The allocation of the purchase price was finalized during the first quarter of 2006.

Suburban was the franchisor of Suburban Extended Stay Hotel, a 67-unit, 8,942 room (at the date of consolidation) lodging chain operating in the economy extended stay segment primarily in the southeastern United States. The acquisition of Suburban allowed the Company to enter, on an accelerated basis, the economy extended stay segment, a market in which it did not previously compete. The purchase price of Suburban was based on the projected business growth and cash flows of Suburban over the next several years and indicated a value that was in excess of the current net book value of the business, resulting in the recognition of various identifiable intangible assets and goodwill. The allocation at December 31, 2006 is as follows:

	Estimated Fair Value	Estimated Useful Lives
	(In thousands)
Franchise Contracts	$6,187	10 years
Trademarks and Tradenames	1,014	Indefinite life
Goodwill	5,193	Indefinite life

	$12,394

The acquired goodwill and intangible assets are not deductible for tax purposes. The pro forma results of operations as if Suburban had been combined at the beginning of 2004 and 2005, would not be materially different from the Company’s reported results for that period.

14.    Pension, Profit Sharing, and Incentive Plans

The Company sponsors a 401(k) retirement plan for all eligible employees. For the years ended December 31, 2006, 2005 and 2004, the Company recorded compensation expense of $3.5 million, $3.2 million and $2.8 million, respectively, representing matching contributions for plan participants. In accordance with the plan, the Company made its 2005 matching contribution with Company stock in the first quarter of 2006. The Company purchased shares with a fair value equal to the Company’s matching contribution and deposited the shares in the participant’s accounts with the plan investment custodian. Effective January 1, 2006, the Company adopted the safe harbor matching contribution set forth in its 401(k) retirement plan. As a result, as of January 1, 2006, the Company began matching plan participant contributions in cash as bi-weekly deductions are made.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company sponsors an unfunded non-qualified defined benefit plan (“SERP”) for certain senior executives and the plan assets and benefit obligations are measured as of the Company’s fiscal year end. No assets are held with respect to the plan, therefore benefits are funded as paid to participants. Effective December 31, 2006, the Company adopted SFAS No. 158. The Company previously recorded the SERP liability in accordance with SFAS No. 87. See Note 1 Significant Accounting Policies for additional information.

For the years ended December 31, 2006, 2005 and 2004, the Company recorded $1.2 million, $0.9 million and $0.7 million, respectively, of expense related to the SERP which was included in selling, general and administrative expense in the accompanying consolidated statements of income. Based on the plan retirement age of 65 years old, no benefit payments are anticipated over the next five years and approximately $0.8 million are expected in the five years thereafter. The following table presents the components of net periodic benefit costs for the three years ended December 31, 2006.

	Years ended December 31,
	2006	2005	2004
	(In thousands)
Components of net periodic pension cost:
Service cost	$677	$511	$416
Interest cost	349	262	205
Amortization
Prior service cost	58	58	51
(Gain)/Loss	77	37	28

Net periodic pension cost	$1,161	$868	$700

Weighted average assumptions:
Discount rate	5.75%	6.00%	6.25%
Average compensation increase	4.50%	4.50%	4.50%

The following is a reconciliation of the changes in the projected benefit obligation for the years ended December 31, 2006 and 2005:

	December 31,
	2006	2005
	(In thousands)
Projected benefit obligation, beginning of year	$6,073	$4,365
Service cost	677	511
Interest cost	349	262
Actuarial loss	124	935

Projected benefit obligation, end of year	$7,223	$6,073

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit costs at December 31, 2006 are as follows:

(In thousands)
Transition asset (obligation)	$—
Prior service cost	(885)
Accumulated loss	(2,115)

Total	$(3,000)

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of projected net periodic pension cost for the year ended December 31, 2007 are as follows:

(In thousands)
Service cost	$689
Interest cost	433
Amortization
Prior service cost	58
(Gain)/Loss	166

Net periodic pension cost	$1,346

At December 31, 2006 and 2005, a liability of $7.2 million and $3.4 million, respectively, related to the SERP was included in deferred compensation and retirement plan obligations in the accompanying consolidated balance sheets. In accordance with the adoption of SFAS No. 158, the December 31, 2006 liability has been calculated based on the projected benefit obligation of the SERP. Prior to the adoption of SFAS No. 158, the SERP liability was determined based on the accumulated benefit obligation. The accumulated benefit obligation at December 31, 2006 and 2005 was $5.6 million and $3.4 million respectively. The December 31, 2005 liability was recorded in accordance with SFAS 87 and the components of the benefit obligation were as follows:

(In thousands)
Projected benefit obligation	$6,073
Unrecognized prior service cost	(942)
Unrecognized net gain	(2,068)

Net amount recognized	3,063
Intangible asset	362

Accumulated benefit obligation	$3,425

The Company sponsors two non-qualified retirement savings and investment plans for certain employees and senior executives. Employee and Company contributions are maintained in separate irrevocable trusts. Legally, the assets of the trusts remain those of the Company; however, access to the trusts’ assets is severely restricted. The trusts’ cannot be revoked by the Company or an acquirer, but the assets are subject to the claims of the Company’s general creditors. The participants do not have the right to assign or transfer contractual rights in the trusts. The Company accounts for these plans in accordance with Emerging Issues Task Force (“EITF”) No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.” Pursuant to EITF 97-14, as of December 31, 2006 and 2005, the Company had recorded a deferred compensation liability of $32.9 million and $25.6 million, respectively. The change in the deferred compensation obligation related to changes in the fair value of the diversified investments held in trust and to earnings credited to participants is recorded in compensation expense. The diversified investments held in the trusts were $31.5 million and $23.3 million as of December 31, 2006 and 2005, respectively, and are recorded at their fair value, based on quoted market prices. The change in the fair value of the diversified assets held in trust is recorded in accordance with SFAS 115 as trading security income (loss) and is included in other income and expenses, net in the accompanying statements of income.

In the first quarter of 2007, certain executive officers separated from the Company. As a result of these separations, deferred compensation and retirement obligations totaling approximately $1.7 million included as non-current liabilities in the Company’s consolidated balance sheets will be paid during 2007.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Income Taxes

Income before income taxes was derived from the following:

	Years ended December 31,
	2006	2005	2004
	(In thousands)
Income before income taxes:
Domestic operations	$143,177	$123,769	$109,424
Foreign operations	12,101	6,973	5,100

Income before income taxes	$155,278	$130,742	$114,524

The provisions for income taxes were as follows:

	Years ended December 31,
	2006	2005	2004
	(In thousands)
Current tax (benefit) expense
Federal	$64,284	$54,770	$52,334
State	6,707	5,476	4,288
Foreign	1,019	685	(315)
Deferred tax (benefit) expense
Federal	(28,021)	(16,133)	(15,308)
State	(1,913)	(1,209)	(794)
Foreign	415	(412)	(26)

Income taxes	$42,491	$43,177	$40,179

Deferred tax assets were comprised of the following:

	December 31,
	2006	2005
	(In thousands)
Property, equipment and intangible assets	$(10,078)	$(13,999)
Prepaid expenses	—	(2,882)
Other	—	(3,185)

Gross deferred tax liabilities	(10,078)	(20,066)

Foreign operations	752	358
Accrued expenses	17,509	12,347
Accrued compensation	15,256	11,497
Other	802	1,769

Gross deferred tax assets	34,319	25,971

Net deferred tax asset	$24,241	$5,905

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the accompanying consolidated balance sheet as follows:

	December 31,
	2006	2005
	(In thousands)
Current net deferred tax assets	$1,790	$2,616
Non-current net deferred tax assets	22,451	3,289

Net deferred tax asset	$24,241	$5,905

No provision has been made for U.S. federal income taxes on approximately $24.0 million of accumulated and undistributed earnings of foreign subsidiaries at December 31, 2006 since these earnings are considered to be permanently invested in foreign operations.

On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA included a temporary one-time incentive for United States multinational corporations to repatriate undistributed earnings of foreign subsidiaries by providing an 85 percent dividends received deduction for qualifying dividends from controlled foreign corporations, as defined in the AJCA, at an effective tax cost of 5.25 percent on any such repatriated foreign earnings. The Company elected to apply this provision to qualifying earnings repatriations in 2005. During the fourth quarter of 2005, the Company repatriated earnings totaling $23.5 million, resulting in the recordation of additional income tax expense totaling approximately $1.2 million.

A reconciliation of income tax expense at the statutory rate to income tax expense included in the accompanying consolidated statements of income follows:

	Years ended December 31,
	2006	2005	2004
	(In thousands, except Federal income tax rate)
Federal income tax rate	35%	35%	35%
Federal taxes at statutory rate	$54,347	$45,760	$40,083
State income taxes, net of federal tax benefit	3,116	2,436	1,933
Foreign income taxed at different rates	(3,675)	(1,932)	(1,718)
Tax contingency reversals, net	(12,791)	(4,456)	(540)
Other	1,494	1,369	421

Income tax expense	$42,491	$43,177	$40,179

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

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Other Non-Current Liabilities

Other non-current liabilities consist of the following at:

	December 31,
	2006	2005
	(In thousands)
Deferred revenue	$1,841	$1,662
Reservation fees collected in excess of expenditures	8,415	3,607
Other liabilities and contingencies	3,151	3,903

Total	$13,407	$9,172

Other liabilities and contingencies include long-term deposits and accruals for tax contingencies. These accruals have been recorded for potential exposures involving tax positions that could be challenged by taxing authorities.

17.    Capital Stock

The Company has stock compensation plans pursuant to which it is authorized to grant stock-based awards of up to 3.2 million shares of the Company’s common stock, of which 3.2 million shares remain available for grant as of December 31, 2006. The Company’s policy allows the issuance of new or treasury shares to satisfy stock-based awards. Restricted stock, stock options, stock appreciation rights and performance share awards may be granted to officers, key employees and non-employee directors with contractual terms set by the Compensation Committee of the Board of Directors.

Stock Options

The Company granted approximately 0.2 million, 0.4 million and 0.02 million options to officers of the Company at a fair value of approximately $2.8 million, $3.6 million and $0.1 million during the years ended December 31, 2006, 2005 and 2004, respectively. The stock options granted by the Company had an exercise price equal to the average of the high and low market price of the Company’s common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2006	2005	2004
Risk-free interest rate	4.69%	3.70%	3.03%
Expected volatility	32.09%	36.07%	37.97%
Expected life of stock option	4.3 years	5.5 years	6 years
Dividend yield	1.07%	1.50%	1.93%
Requisite service period	4 years	5 years	5 years
Contractual life	7 years	10 years	10 years
Weighted average fair value of options granted	$14.82	$10.11	$7.00

The expected life of the options and volatility are based on the historical data and are not necessarily indicative of exercise patterns or actual volatility that may occur. The dividend yield and the risk-free rate of return are calculated on the grant date based on the current dividend rate and the risk-free rate for the period corresponding to the expected life of the stock option. Compensation expense related to the fair value of these awards is recognized straight-line over the requisite service period based on those awards that ultimately vest.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2006 was $80.3 million and $56.8 million, respectively. The total intrinsic value of options exercised during the year ended December 31, 2006, 2005 and 2004 was $42.8 million, $47.7 million and $18.3 million, respectively.

The Company received $8.5 million, $14.2 million, and $8.4 million in proceeds from the exercise of 1.0 million, 1.9 million and 1.1 million employee stock options during the years ended December 31, 2006, 2005 and 2004, respectively.

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2006	Weighted Average Exercise Price
$ 0.00 to $ 4.87	27,000	3.7 years	$4.81	27,000	$4.81
$ 4.88 to $ 9.75	1,007,948	2.5 years	7.34	1,007,948	7.34
$ 9.76 to $14.62	1,265,867	5.6 years	10.45	638,991	10.55
$14.63 to $24.37	20,000	7.1 years	20.74	8,000	20.74
$24.38 to $34.12	348,796	8.1 years	29.92	64,488	29.92
$34.13 to $48.75	190,548	6.1 years	48.74	—	—

	2,860,159	4.8 years	$14.30	1,746,427	$9.37

Restricted Stock

The following table is a summary of activity related to restricted stock grants to non-employee directors and key employees for the year ended December 31:

	2006	2005	2004
Restricted Shares Granted	143,943	265,589	408,920
Weighted Average Grant Date Fair Value Per Share	$48.67	$31.97	$19.50
Aggregate Grant Date Fair Value ($000)	$7,005	$8,491	$7,973
Restricted Shares Forfeited	29,443	29,150	4,110
Vesting Service Period of Shares Granted	3-4 years	3-5 years	3-5 years
Fair Value of Shares Vested ($000)	$10,959	$5,663	$2,638

Compensation expense related to the fair value of these awards is recognized straight-line over the requisite service period based on those restricted stock grants that ultimately vest. The fair value is measured by the average of the high and low market price of the Company’s common stock on the date of the grant. Restricted stock awards in 2006 generally vest ratably at 25 percent per year beginning with the first anniversary of the grant date. Restricted stock awards during 2005 and 2004 generally vest ratably at 20 percent per year beginning with the first anniversary of the grant date.

Performance Vested Restricted Stock Units

During the year ended December 31, 2006, the Company granted approximately 0.05 million performance vested restricted stock units (“PVRSU”) to certain officers at a fair value of $2.3 million. The vesting of these stock awards is contingent upon the Company achieving specified earnings per share targets at the end of

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

specified performance periods and the employees continued employment. The performance conditions affect the number of shares that will ultimately vest. The range of possible stock-based award vesting is between 50% and 200% of the initial target. Under SFAS No. 123R, compensation expense related to these awards will be recognized over the requisite service period regardless of whether the performance targets have been met based on the Company’s estimate of the achievement of the performance target. The Company has currently estimated that 100% of the target will be achieved. The fair value is measured by the average of the high and low market price of the Company’s common stock on the date of the grant. Compensation expense is recognized ratably over the requisite service period based on those PVRSU’s that ultimately vest. There were no PVRSU’s granted in 2005 or 2004.

The following table is a summary of activity related to PVRSU grants during the year ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Performance Vested Restricted Stock Units Granted	49,780	—	—
Weighted Average Grant Date Fair Value Per Share	$46.22	—	—
Aggregate Date Fair Value ($000)	$2,301	—	—
Requisite Service Period	3-4 years	—	—

A summary of stock-based award activity as of December 31, 2006, 2005 and 2004 and the changes during the years are presented below:

	2006
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2006	3,753,001	$10.81		689,865	$22.13	—	$—
Granted	190,548	48.74		143,943	48.67	49,780	46.22
Exercised/Vested	(1,037,979)	8.19		(234,231)	18.68	—	—
Forfeited/Expired	(45,411)	10.12		(29,443)	30.76	—	—

Outstanding at December 31, 2006	2,860,159	$14.30	4.8 years	570,134	$29.81	49,780	$46.22

Options exercisable at December 31, 2006	1,746,427	$9.37	3.8 years

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2005
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2005	5,440,414	$8.32		638,226	$15.64	—	$—
Granted	355,384	29.92		265,589	31.97	—	—
Exercised/Vested	(1,928,903)	7.37		(184,800)	13.88	—	—
Forfeited/Expired	(113,894)	9.98		(29,150)	22.00	—	—

Outstanding at December 31, 2005	3,753,001	$10.81	5.3 years	689,865	$22.13	—	$—

Options exercisable at December 31, 2005	2,200,008	$7.95

	2004
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2004	6,591,480	$8.17		355,670	$8.95	—	$—
Granted	20,000	20.75		408,920	19.50	—	—
Exercised/Vested	(1,114,214)	7.57		(122,254)	8.93	—	—
Forfeited/Expired	(56,852)	9.56		(4,110)	19.33	—	—

Outstanding at December 31, 2004	5,440,414	$8.32	5.3 years	638,226	$15.64	—	$—

Options exercisable at December 31, 2004	3,268,150	$7.25

The components of the Company’s pretax stock-based compensation expense and associated income tax benefits are as follows for the years ended December 31:

	2006	2005	2004
Stock options	$3.9	$1.8	$1.4
Restricted stock	5.2	3.5	2.5
Performance vested restricted stock units	0.8	—	—

Total	$9.9	$5.3	$3.9

Income tax benefits	$3.7	$2.0	$1.5

Stock-based compensation expense on stock option and performance vested restricted stock units made to a retirement eligible executive officer during the year ended December 31, 2006 was recognized upon issuance of the grants rather than over the awards’ vesting period since the terms of the grant provide that the awards will vest upon retirement of the employee. Compensation costs recognized in 2006 related to the vesting upon retirement eligibility totaled $0.9 million and $0.4 million for stock options and performance vested restricted stock units, respectively.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total unrecognized compensation costs related to stock-based awards that have not yet vested and the related weighted average amortization period over which the costs are to be recognized as of December 31, 2006 are as follows:

	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Amortization Period
	(in millions)
Stock options	$5.1	2.6 years
Restricted stock	13.3	2.8 years
Performance vested restricted stock units	1.5	2.9 years

Total	$19.9

Stock Repurchase Program

The Company announced a stock repurchase program on June 25, 1998 to increase returns to its shareholders. Treasury stock activity is recorded at cost in the accompanying consolidated financial statements. Through December 31, 2006, the Company repurchased 33.6 million shares of its common stock (including 33.0 million prior to the two-for-one stock split effected in October 2005) under the share repurchase program at a total cost of $711.9 million. The Company did not repurchase common stock during the year ended December 31, 2006 under its share repurchase program.

During 2006 the Company purchased 28,793 shares of common stock at a total cost of $1.4 million from employees to satisfy statutory minimum tax-withholding requirements from the vesting of restricted stock grants. During 2005 the Company purchased 17,492 shares of common stock from employees at a total cost of $0.5 million to satisfy minimum tax-withholding requirements. These purchases were outside the share repurchase program initiated in June 1998.

18.    Comprehensive Income

The components of accumulated other comprehensive income (loss) is as follows:

	December 31,
	2006	2005	2004
	(In thousands)
Unrealized gains on available-for-sale securities	$—	$—	$123
Foreign currency translation adjustments	1,017	703	1,054
Deferred gain on hedging activity	89	156	223
Adjustment to initially apply SFAS No. 158, net of tax	(1,878)	—	—

Total accumulated other comprehensive income (loss)	$(772)	$859	$1,400

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total other comprehensive income for years ended 2006, 2005 and 2004 is as follows:

	Amount Before Taxes	Income Tax (Expense)/Benefit	Amount Net of Taxes
2006
Foreign currency translation adjustment, net	$314	$—	$314
Amortization of deferred gain on hedge	(110)	43	(67)

Total other comprehensive income	$204	$43	$247

2005
Net unrealized loss	$(40)	$15	$(25)
Reclassification adjustment for gains included in net income	(98)	—	(98)
Foreign currency translation adjustment, net	(351)	—	(351)
Amortization of deferred gain on hedge	(110)	43	(67)

Total other comprehensive income (loss)	$(599)	$58	$(541)

2004
Net unrealized gains	$225	$(84)	$141
Foreign currency translation adjustment, net	188	—	188
Amortization of deferred gain on hedge	(110)	43	(67)

Total other comprehensive income (loss)	$303	$(41)	$262

In December 1999, the Company entered into an interest rate swap agreement to fix certain of its variable rate debt in order to reduce the Company’s exposure to fluctuations in interest rates. On March 3, 2000, the interest rate swap agreement was settled resulting in a deferred gain. In accordance with SFAS 133, the unamortized gain was reclassified in 2001 to other comprehensive income and is being amortized over the original life of the related debt through 2008 as a reduction of interest expense. In each of 2006, 2005 and 2004, the Company recorded approximately $67,000, net of taxes, of amortization related to this deferred gain.

19.    Earnings Per Share

The following table reconciles the number of shares used in the basic and diluted earnings per share calculations.

	Years Ended December 31,
	2006	2005	2004
	(In millions, except per share amounts)
Computation of Basic Earnings Per Share:
Net income	$112.8	$87.6	$74.3
Weighted average shares outstanding-basic	65.4	64.4	66.4

Basic earnings per share	$1.72	$1.36	$1.12

Computation of Diluted Earnings Per Share:
Net income for diluted earnings per share	$112.8	$87.6	$74.3
Weighted average shares outstanding-basic	65.4	64.4	66.4
Effect of Dilutive Securities:
Stock options and restricted stock plan	1.7	1.9	2.6

Weighted average shares outstanding-diluted	67.1	66.3	69.0

Diluted earnings per share	$1.68	$1.32	$1.08

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share assumes dilution and is computed based on the weighted-average number of common shares outstanding after consideration of the dilutive effect of stock options and unvested restricted stock. The effect of dilutive securities is computed using the treasury stock method and average market prices during the period. However, at December 31, 2006, PVRSUs totaling 49,780 were excluded from the computation since the performance conditions had not been met at the reporting date. In addition, at December 31, 2006 the Company excluded 190,548 anti-dilutive options from the computation of diluted earnings per share.

20.    Leases

The Company enters into operating leases primarily for office space and computer equipment. Rental expense under non-cancelable operating leases was approximately $5.1 million, $8.0 million and $12.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company received sublease rental income related to computer equipment leased to franchisees totaling $1.1 million, $4.1 million and $8.8 million during the years ended December 31, 2006, 2005 and 2004, respectively. Future minimum lease payments are as follows:

	2007	2008	2009	2010	2011	Thereafter	Total
	(In thousands)
Minimum lease payments`	$5,174	$5,065	$4,936	$4,722	$4,789	$10,128	$34,814
Minimum sublease rentals	(85)	(68)	(70)	(18)	—	—	(241)

	$5,089	$4,997	$4,866	$4,704	$4,789	$10,128	$34,573

21.    Reportable Segment Information

The Company has a single reportable segment encompassing its franchising business. Revenues from the franchising business include royalty fees, initial franchise and relicensing fees, marketing and reservation fees, brand solutions revenue and other revenue. The Company is obligated under its franchise agreements to provide marketing and reservation services appropriate for the successful operation of its systems. These services do not represent separate reportable segments as their operations are directly related to the Company’s franchising business. The revenues received from franchisees that are used to pay for part of the Company’s central on-going operations are included in franchising revenues and are offset by the related expenses paid for marketing and reservation activities to calculate franchising operating income. Corporate and other revenue consists of hotel operations. Except as described in Note 6, the Company does not allocate interest and dividend income, interest expense or income taxes to its franchising segment.

The following table presents certain financial information for the Company’s franchising segment.

	Year Ended December 31, 2006
	Franchising	Corporate & Other	Elimination Adjustments	Consolidated
	(In thousands)
Revenues	$540,157	$4,505	—	$544,662
Operating income (loss)	213,506	(46,881)	—	166,625
Depreciation and amortization	10,164	7,455	(7,914)	9,705
Capital expenditures	5,574	2,133	—	7,707
Total assets	185,022	118,287	—	303,309

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2005
	Franchising	Corporate & Other	Elimination Adjustments	Consolidated
	(In thousands)
Revenues	$473,106	$4,293	—	$477,399
Operating income (loss)	185,525	(41,775)	—	143,750
Depreciation and amortization	9,595	7,085	(7,629)	9,051
Capital expenditures	8,973	2,531	—	11,504
Total assets	190,688	74,583	—	265,271

	Year Ended December 31, 2004
	Franchising	Corporate & Other	Elimination Adjustments	Consolidated
	(In thousands)
Revenues	$424,479	$3,729	—	$428,208
Operating income (loss)	161,564	(36,581)	—	124,983
Depreciation and amortization	11,429	7,576	(9,058)	9,947
Capital expenditures	5,376	1,483	—	6,859
Total assets	187,710	75,642	—	263,352

Long-lived assets related to international operations were $7.0 million, $7.1 million and $9.2 million as of December 31, 2006, 2005 and 2004, respectively. All other long-lived assets of the Company are associated with domestic activities.

22.    Commitments and Contingencies

The Company is a defendant in a number of lawsuits arising in the ordinary course of business. In the opinion of management and general counsel to the Company, the ultimate outcome of such litigation will not have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

In March 2006, the Company guaranteed $1 million of a bank loan funding a franchisee’s construction of a Cambria Suites in Green Bay, Wisconsin. The guaranty expires in June 2010. The Company has received personal guarantees from several of the franchisee’s principal owners related to the repayment of any amounts paid by the Company under this guaranty.

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

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords against third party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates any potential payments to be made.

23.    Fair Value of Financial Instruments

The balance sheet carrying amount of cash and cash equivalents and receivables approximates fair value due to the short-term nature of these items. Long-term debt consists of bank loans and senior notes. Interest rates on the Company’s bank loans adjust frequently based on current market rates; accordingly, the carrying amount of the Company’s bank loans approximates fair value. The $100 million unsecured senior notes have an approximate fair value at December 31, 2006 and 2005 of $101.7 million and $104.0 million, respectively, based on quoted market prices.

24.    Related Party Transactions

The Company paid approximately $133,231 to and received approximately $176,318 from corporations owned or controlled by family members of the Company’s largest shareholder related to the lease of personal and real property during 2006. During 2005, the Company paid approximately $315,409 and received approximately $166,954. During 2004, the Company paid approximately $187,028 and received approximately $121,040.

During 2005, the Company repurchased 0.1 million shares of its common stock at a total cost of $6.0 million from members of the family of the Company’s largest shareholder. No shares were repurchased from related parties during 2006 and 2004.

During 2004, the Company recognized stock compensation expense of approximately $0.3 million resulting from acceleration of vesting of stock options and restricted stock held by a retiring board member who is a member of the family of the Company’s largest shareholder.

25.    Impact of Recently Issued Accounting Standards

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

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”, (“FIN 48”). FIN 48 clarifies FASB Statement No. 109, “Accounting for Income Taxes” by prescribing a recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. The Company estimates a FIN 48 tax liability of $8.2 million to be recorded against tax contingencies, additional paid in capital and retained earnings as of January 1, 2007, which represents a $3.1 million increase in tax contingencies compared to amounts recorded as tax contingencies as of December 31, 2006.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, providing guidance on quantifying financial statement misstatement and implementation when first applying this guidance. SAB 108 is effective for the year ending December 31, 2006. The adoption of SAB 108 did not have a material effect on the Company’s financial statements.

26.    Selected Quarterly Financial Data – (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2006
	(In thousands, except per share data)
Revenues	$109,418	$140,540	$150,996	$143,708	$544,662
Operating income	$30,073	$42,114	$54,552	$39,886	$166,625
Income before income taxes	$26,995	$37,684	$52,263	$38,336	$155,278
Net income	$17,665	$24,136	$46,357	$24,629	$112,787
Per basic share:
Net income	$0.27	$0.37	$0.71	$0.37	$1.72
Per diluted share:
Net income	$0.26	$0.36	$0.69	$0.37	$1.68

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2005
	(In thousands, except per share data)
Revenues	$91,168	$122,295	$141,951	$121,985	$477,399
Operating income	$22,299	$37,417	$47,787	$36,247	$143,750
Income before income taxes	$18,893	$34,157	$45,157	$32,535	$130,742
Net income	$11,999	$21,548	$32,466	$21,552	$87,565
Per basic share:
Net income	$0.19	$0.33	$0.50	$0.33	$1.36
Per diluted share:
Net income	$0.18	$0.32	$0.48	$0.32	$1.32

The matters which effect the comparability of our quarterly results include seasonality, the reversal of reserves for income tax contingencies in the third and fourth quarter of 2006 and 2005, tax provisions related to the repatriation of foreign earnings in the third quarter of 2005 and a loss on extinguishment of debt in the second quarter 2006.

27.    Subsequent Events

In the first quarter of 2007, certain executive officers were terminated from the Company. As a result of these terminations, the Company will recognize approximately $4.5 million in termination benefits in the

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidated statements of income during 2007. In addition, deferred compensation and retirement obligations totaling approximately $1.7 million included as non-current liabilities in the Company’s consolidated balance sheet as of December 31, 2006 will be remitted during 2007.

On February 12, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock. The dividend is payable April 20, 2007 to shareholders of record as of April 5, 2007. Based on the Company’s present share count, the total dividends to be paid is approximately $9.9 million.

Subsequent to December 31, 2006 through February 28, 2007, the Company repurchased an additional 0.2 million shares of its common stock at a total cost of $7.1 million.

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

An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.

There have been no changes in the Company’s internal control over financial reporting that occurred during 2006 that materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management’s assessment under those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

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

Item 11.    Executive Compensation.

The required information will be set forth under “Executive Compensation” and “Board Compensation Committee Report” in the Company’s proxy statement, and reference is expressly made to the proxy statement for the specific information incorporated in this Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The required equity compensation plan information table is set forth herein under Part II Item 5 and all other required information will be set forth under “Security Ownership of Certain Beneficial Owners and Management” and “Board of Directors” in the Company’s proxy statement, and reference is expressly made to the proxy statement and Item 5 for the specific information incorporated in this Form 10-K.

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

Item 14.    Principal Accounting Fees and Services.

The required information will be set forth under “Principal Auditor Fees and Services” and “Audit Committee Report” in the Company’s proxy statement, and reference is expressly made to the proxy statement for the specific information incorporated in this Form 10-K.

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

4.01(l)

Senior Unsecured Revolving Credit Facility agreement dated June 16, 2006 among Choice Hotels International, Inc., Wachovia Bank, National Association, as Agents, SunTrust Bank, as Syndication Agent, Bank of America, N.A., as Documentation Agent, Wachovia Capital Markets, LLC, as Lead Arranger and Sole Book Manager, and the additional lenders named in the credit agreement

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

4.04(f)		Specimen certificate of 7.125% Senior Note due 2008 (Original Note) (Attached as an exhibit to the Indenture set forth as Exhibit 4.03)

4.05(f)		Specimen certificate of 7.125% Senior Note due 2008 (Exchange Note) (Attached as an exhibit to the Indenture set forth as Exhibit 4.03)

4.06	*	Agreement to furnish certain debt agreements

10.01(n)		Second Amended and Restated Employment Agreement between Choice Hotels International, Inc. and Charles A. Ledsinger, Jr. dated December 20, 2005

10.02(i)		Amended and Restated Chairman’s Service Agreement dated May 4, 2004 by and between Choice Hotels International, Inc. and Stewart Bainum, Jr.

10.03(d)		Amended and Restated Employment Agreement dated April 13, 1999 by and between Choice Hotels International, Inc. and Thomas Mirgon
10.04(e)		Choice Hotels International, Inc. 2006 Long- Term Incentive Plan

Exhibit Number	Description
10.05(g)	Second Amended and Restated Employment Agreement dated April 13, 1999 between Choice Hotels International, Inc. and Michael J. DeSantis
10.05A*	Agreement and Release dated February 15, 2007, between Choice Hotels International, Inc. and Michael J. DeSantis
10.06(h)	Commercial Lease dated May 29, 1998 among Columbia Pike I, LLC and Colesville Road, LLC (each an assignee of Manor Care, Inc.) and Choice Hotels International, Inc.
10.07(j)	Employment Agreement dated June 3, 1999 between Choice Hotels International, Inc. and Joseph M. Squeri
10.07A*	Agreement and Release dated February 9, 2007, between Choice Hotels International, Inc. and Joseph M. Squeri
10.08(k)	Employment Agreement dated May 3, 2000 between Choice Hotels International, Inc. and Daniel Rothfeld
10.09(o)	Agreement and Amendment to Employment Agreement between Choice Hotels International, Inc. and Wayne Wielgus
10.10(c)	Amended and Restated Supplemental Executive Retirement Plan
10.11(b)	Choice Hotels International, Inc. Executive Deferred Compensation Plan
13.01*	Valuation and Qualifying Accounts
14.01(m)	Code of Ethics
21.01*	Subsidiaries of Choice Hotels International, Inc.
23.01*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Filed herewith
(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Registration Statement on Form S-4, filed August 31, 1998 (Reg. No. 333-62543).
(b)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003.
(c)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, filed April 2, 2001.
(d)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed on June 4, 1999.
(e)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on form 8-K dated May 1, 2006, filed on May 5, 2006.
(f)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q filed for the quarterly period ended March 31, 1998, filed on May 15, 1998.
(g)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1998, filed on August 16, 1999.
(h)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 30, 1999.
(i)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005.
(j)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed on August 16, 1999.
(k)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 14, 2000.
(l)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated June 16, 2006, filed June 21, 2006.

(m)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004.
(n)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated December 20, 2005, filed December 22, 2005.
(o)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated September 13, 2006, filed September 18, 2006.

(b) Reports on Form 8-K

The Company filed a report on Form 8-K, dated October 23, 2006, containing the text of an interview by CNBC with Charles A. Ledsinger, Jr., the Company’s Vice Chairman and Chief Executive Officer.

The Company filed a report on Form 8-K, dated October 30, 2006, reporting that a press release had been issued reporting the Company’s earnings for the quarter ended September 30, 2006.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

By:	/s/ CHARLES A. LEDSINGER, JR.
Charles A. Ledsinger, Jr. Vice Chairman and Chief Executive Officer

Dated: February 26, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEWART BAINUM, JR. Stewart Bainum, Jr.	Chairman, Director	February 27, 2007

/s/ CHARLES A. LEDSINGER, JR. Charles A. Ledsinger, Jr.	Vice Chairman, Chief Executive Officer and Director	February 26, 2007

/s/ WILLIAM L. JEWS William L. Jews	Director	February 26, 2007

/s/ ERVIN R. SHAMES Ervin R. Shames	Director	February 26, 2007

/s/ JOHN T. SCHWIETERS John T. Schwieters	Director	February 26, 2007

/s/ FIONA P. DIAS Fiona P. Dias	Director	February 24, 2007

/s/ DAVID SULLIVAN David Sullivan	Director	February 26, 2007

/s/ GORDON SMITH Gordon Smith	Director	February 28, 2007

/s/ DAVID L. WHITE David L. White	Chief Financial Officer	February 26, 2007

/s/ SCOTT E. OAKSMITH Scott E. Oaksmith	Controller	February 23, 2007