Form 10-Q
period 2007-03-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2007-05-07
CIK 1046311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CLASS	SHARES OUTSTANDING AT MARCH 31, 2007
Common Stock, Par Value $0.01 per share	66,122,531

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2007	2006
REVENUES:
Royalty fees	$43,328	$39,864
Initial franchise and relicensing fees	4,931	5,643
Brand solutions	2,986	2,782
Marketing and reservation	62,041	57,976
Hotel operations	1,096	980
Other	1,801	2,173

Total revenues	116,183	109,418

OPERATING EXPENSES:
Selling, general and administrative	23,900	18,275
Depreciation and amortization	2,115	2,349
Marketing and reservation	62,041	57,976
Hotel operations	741	745

Total operating expenses	88,797	79,345

Operating income	27,386	30,073

OTHER INCOME AND EXPENSES, NET:
Interest expense	2,997	4,040
Interest and other investment income	(601)	(704)
Equity in net income of affiliates	(194)	(258)

Total other income and expenses, net	2,202	3,078
Income before income taxes	25,184	26,995
Income taxes	8,869	9,330

Net income	$16,315	$17,665

Weighted average shares outstanding-basic	65,782	64,781

Weighted average shares outstanding-diluted	67,048	66,728

Basic earnings per share	$0.25	$0.27

Diluted earnings per share	$0.24	$0.26

Cash dividends declared per share	$0.15	$0.13

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$35,380	$35,841
Receivables (net of allowance for doubtful accounts of $3,070 and $3,937, respectively)	37,406	41,694
Deferred income taxes	3,060	1,790
Other current assets	6,930	7,757

Total current assets	82,776	87,082

Property and equipment, at cost, net	43,356	42,802
Goodwill	65,813	65,813
Franchise rights and other identifiable intangibles, net	34,601	35,509
Receivable—marketing fees	12,172	6,662
Investments, employee benefit plans, at fair value	35,415	31,529
Deferred income taxes	20,418	22,451
Other assets	10,719	11,461

Total assets	$305,270	$303,309

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt	$146	$146
Accounts payable	40,776	41,816
Accrued expenses and other	34,642	45,306
Deferred revenue	49,753	47,167
Deferred compensation and retirement plan obligations	3,411	—
Income taxes payable	9,270	5,356

Total current liabilities	137,998	139,791

Long-term debt	184,370	172,390
Deferred compensation and retirement plan obligations	39,687	40,101
Other liabilities	13,704	13,407

Total liabilities	375,759	365,689

Commitments and contingencies
SHAREHOLDERS’ DEFICIT
Common stock, $0.01 par value	661	664
Additional paid-in-capital	79,656	81,689
Accumulated other comprehensive income (loss)	61	(772)
Treasury stock, at cost	(640,595)	(627,311)
Retained earnings	489,728	483,350

Total shareholders’ deficit	(70,489)	(62,380)

Total liabilities and shareholders’ deficit	$305,270	$303,309

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, IN THOUSANDS)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,315	$17,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,115	2,349
Provision for bad debts	(570)	(409)
Non-cash stock compensation and other charges	4,698	3,369
Non-cash interest and other income	(319)	(505)
Dividends received from equity method investees	295	169
Equity in net income of affiliates	(194)	(258)
Changes in assets and liabilities, net of acquisitions:
Receivables	4,995	3,231
Receivable—marketing and reservation fees, net	(7,131)	(8,319)
Accounts payable	(1,046)	5,785
Accrued expenses and other	(11,502)	(8,665)
Income taxes payable	3,914	708
Deferred income taxes	299	1,799
Deferred revenue	2,586	2,450
Other assets	897	808
Other liabilities	5,101	4,275

Net cash provided by operating activities	20,453	24,452

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(3,020)	(1,193)
Acquisitions, net of cash acquired	(343)	—
Issuance of notes receivable	(131)	(649)
Collections of notes receivable	306	190
Purchases of investments	(4,496)	(4,353)
Proceeds from sale of investments	961	859
Other items, net	(300)	(228)

Net cash used in investing activities	(7,023)	(5,374)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(36)	(37)
Net (repayments) borrowings pursuant to revolving credit facilities	12,000	(14,800)
Purchase of treasury stock	(19,001)	(1,277)
Excess tax benefits from stock-based compensation	1,362	5,050
Dividends paid	(9,895)	(8,436)
Proceeds from exercise of stock options	1,679	3,437

Net cash used in financing activities	(13,891)	(16,063)

Net change in cash and cash equivalents	(461)	3,015
Cash and cash equivalents at beginning of period	35,841	16,921

Cash and cash equivalents at end of period	$35,380	$19,936

Supplemental disclosure of cash flow information:
Cash payments during the period for:
Income taxes, net of refunds	$3,112	$1,796
Interest	$1,049	$2,283
Non-cash financing activities:
Declaration of dividends	$9,850	$8,496
Issuance of treasury stock to employee stock purchase plan	$229	—
Issuance of restricted shares of common stock	$4,695	$5,749

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Company Information and Significant Accounting Policies

The accompanying unaudited consolidated financial statements of Choice Hotels International, Inc. and subsidiaries (together the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include any normal recurring adjustments) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been omitted. The year end condensed balance sheet information was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The Company believes the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2006 and notes thereto included in the Company’s Form 10-K, filed with the Securities and Exchange Commission on March 1, 2007 (the “10-K”). Interim results are not necessarily indicative of the entire year results because of seasonal variations. All intercompany transactions and balances between Choice Hotels International, Inc. and its subsidiaries have been eliminated in consolidation.

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

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation with no effect on previously reported net income or shareholders’ deficit.

The Company revised its presentation of cash flows for the first quarter of 2006 related to dividends received from equity method investees. During the first three months of 2006, the Company had presented these cash flows as investing activities on its consolidated statement of cash flows. Statement of Financial Accounting Standards (“SFAS”) No. 95, “Statement of Cash Flows” requires these dividends, which represent a return on investments, to be classified as operating cash flows. There was no effect on any other previously reported income statement or balance sheet amounts.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. As of March 31, 2007 and December 31, 2006, $8.3 million and $7.8 million, respectively, of book overdrafts representing outstanding checks in excess of funds on deposit are included in accounts payable in the accompanying consolidated balance sheets.

2. Receivable—Marketing Fees & Cumulative Reservation Fees Collected in Excess of Expenses

The marketing fees receivable at March 31, 2007 and December 31, 2006 was $12.2 million and $6.7 million, respectively. As of March 31, 2007 and December 31, 2006, cumulative reservation fees collected exceeded expenses by $4.8 million and $8.4 million, respectively, and the excess has been reflected as a long-term liability in the accompanying consolidated balance sheets. Depreciation and amortization expense attributable to marketing and reservation activities was $2.0 million and $1.9 million for the three months ended March 31, 2007 and 2006, respectively. Interest expense attributable to reservation activities was $0.1 million and $0.2 million for the three months ended March 31, 2007 and 2006, respectively.

3. Income Taxes

The effective income tax rates for the three months ended March 31, 2007 and 2006 were approximately 35.2% and 34.6%, respectively, and differ from the statutory rate due to foreign income earned, which is taxed at lower rates than statutory federal income tax rates; state income taxes; and certain federal and state income tax credits.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, the Company increased its existing reserves for uncertain tax positions by $3.2 million with a corresponding net reduction to opening additional paid-in-capital and retained earnings.

As of January 1, 2007, the Company had $8.2 million of total unrecognized tax benefits of which approximately $4.9 million would affect the effective tax rate if recognized. There have been no significant changes to these amounts during the quarter ended March 31, 2007. These unrecognized tax benefits relate principally to state tax filing positions and previously deducted expenses. The Company believes it is reasonably possible it will recognize tax benefits of up to $1.3 million within the next twelve months. This is related to the anticipated expiration of statutes of limitations of previously deducted expenses.

In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2002. Substantially all material state and local and foreign income tax matters have been concluded for years through 2002. U.S. federal income tax returns for 2003 through 2006 are currently open for examination.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the consolidated statements of income and totaled $0.1 million for the three months ended March 31, 2007. Accrued interest and penalties were $1.2 million as of March 31, 2007.

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

4. Comprehensive Income

The differences between net income and comprehensive income are described in the following table:

	Three Months Ended March 31,
(In thousands)	2007	2006
Net income	$16,315	$17,665
Other comprehensive income, net of tax:
Amortization of pension related costs, net of tax
Prior service costs	7	—
Loss	13	—
Curtailment and remeasurement, net of tax	758	—
Foreign currency translation adjustment, net	72	(30)
Amortization of deferred gain on hedge, net	(17)	(17)

Other comprehensive income (loss)	833	(47)

Comprehensive income	$17,148	$17,618

5. Capital Stock

Stock Options

The Company granted approximately 0.2 million options to certain officers of the Company during the three months ended March 31, 2007 and 2006 at a fair value of approximately $2.1 million and $2.8 million, respectively. The stock options granted by the Company had an exercise price equal to the market price of the Company’s common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2007 Grants	2006 Grants
Risk-free interest rate	4.88%	4.69%
Expected volatility	32.41%	32.09%
Expected life of stock option	4.5 years	4.3 years
Dividend yield	1.47%	1.07%
Requisite service period	4 years	4 years
Contractual life	7 years	7 years
Weighted average fair value of options granted	$12.39	$14.82

The expected life of the options and volatility are based on historical data and are not necessarily indicative of exercise patterns or actual volatility that may occur. The dividend yield and the risk-free rate of return are calculated on the grant date based on the then current dividend rate and the risk-free rate of return for the period corresponding to the expected life of the stock option. Compensation expense related to the fair value of these awards is recognized straight-line over the requisite service period based on those awards that ultimately vest.

The aggregate intrinsic value of the stock options outstanding and exercisable at March 31, 2007 was $58.7 million and $51.7 million, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $4.8 million and $15.2 million, respectively.

The Company received $1.7 million and $3.4 million in proceeds from the exercise of 0.2 million and 0.4 million employee stock options during the three months ended March 31, 2007 and 2006, respectively.

Restricted Stock

The following table is a summary of activity related to restricted stock grants to key employees for the three months ended March 31:

	2007	2006
Restricted Shares Granted	114,423	118,016
Weighted Average Grant Date Fair Value Per Share	$41.03	$48.72
Aggregate Grant Date Fair Value ($000)	$4,695	$5,749
Restricted Shares Forfeited	18,097	4,974
Vesting Service Period of Shares Granted	4 years	4 years
Fair Value of Shares Vested ($000)	$4,974	$7,113

Compensation expense related to the fair value of these awards is recognized straight-line over the requisite service period based on those restricted stock grants that ultimately vest. The fair value is measured by the average of the high and low market price of the Company’s common stock on the date of the grant. Restricted stock awards in 2007 and 2006 vest ratably at 25 percent per year beginning with the first anniversary of the grant date.

Performance Vested Restricted Stock Units

During the three months ended March 31, 2007 and 2006, the Company granted performance vested restricted stock units (“PVRSU”) to certain officers. The vesting of these stock awards is contingent upon the Company achieving specified earnings per share targets at the end of specified performance periods and the employees continued employment. The performance conditions affect the number of shares that will ultimately vest. The range of possible stock-based award vesting is between 50% and 200% of the initial target. Under

SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), compensation expense related to these awards will be recognized over the requisite service period regardless of whether the performance targets have been met based on the Company’s estimate of the achievement of the performance target. The Company has currently estimated that 100% and 130% of the 2007 and 2006 award targets will be achieved, respectively. The fair value is measured by the average of the high and low market price of the Company’s common stock on the date of grant. Compensation expense is recognized ratably over the requisite service period based on those PVRSU’s that ultimately vest.

The following table is a summary of activity related to PVRSU grants during the three months ending March 31, 2007 and 2006:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Performance Vested Restricted Stock Units Granted	21,141	29,780
Weighted Average Grant Date Fair Value Per Share	$40.75	$48.72
Aggregate Grant Date Fair Value ($000)	$862	$1,451
Requisite Service Period	3 years	3 years

A summary of stock-based award activity as of March 31, 2007, and changes during the three months ended are presented below:

	Three Months Ended March 31, 2007
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2007	2,860,159	$14.30		570,134	$29.81	49,780	$46.22
Granted	165,957	40.74		114,423	41.03	21,141	40.75
Exercised/Vested	(165,247)	10.17		(120,450)	27.98	—	—
Forfeited/Expired	(15,661)	17.75		(18,097)	33.43	—	—

Outstanding at March 31, 2007	2,845,208	$16.06	4.9 years	546,010	$32.44	70,921	$44.59

Options exercisable at March 31, 2007	2,094,535	$11.11	4.0 years

The components of the Company’s pretax stock-based compensation expense and associated income tax benefits is as follows for the three months ended March 31:

	Three Months Ended March 31,
(in millions)	2007	2006
Stock options	$1.6	$1.6
Restricted stock	1.5	1.2
Performance vested restricted stock units	0.4	0.5

Total	$3.5	$3.3

Income tax benefits	$1.3	$1.2

Stock-based compensation expense on stock option and performance vested restricted stock grants made to a retirement eligible executive officer during the three months ended March 31, 2007 and 2006 was recognized upon issuance of the grants rather than over the awards’ vesting period since the terms of the grant provide that the awards will vest upon retirement of the employee. Compensation costs recognized during the three months ended March 31, 2007 and 2006 related to vesting upon retirement eligibility totaled $1.2 million and $1.3 million, respectively.

Dividends

On February 12, 2007, the Company declared a cash dividend of $0.15 per share (or approximately $9.9 million in the aggregate), which was paid on April 20, 2007 to shareholders of record on April 5, 2007.

On February 13, 2006, the Company declared a cash dividend of $0.13 per share (or approximately $8.5 million in the aggregate), which was paid on April 21, 2006 to shareholders of record on April 7, 2006.

Stock Repurchase Program

During the three months ended March 31, 2007, the Company purchased 0.5 million shares of common stock under the share repurchase program at a total cost of $17.8 million. The Company did not purchase any common stock during the three months ended March 31, 2006 under the share repurchase program.

During the three months ended March 31, 2007 and 2006, the Company purchased 28,979 and 26,794 shares of common stock at a total cost of $1.2 million and $1.3 million, respectively, from employees to satisfy statutory minimum tax-withholding requirements from the vesting of restricted stock grants. These purchases were outside the share repurchase program initiated in June 1998.

6. Earnings Per Share

The following table reconciles the number of shares used in the basic and diluted earnings per share calculations.

	Three Months Ended March 31,
(In thousands, except per share amounts)	2007	2006
Computation of Basic Earnings Per Share:
Net Income	$16,315	$17,665

Weighted average shares outstanding-basic	65,782	64,781

Basic earnings per share	$0.25	$0.27

Computation of Diluted Earnings Per Share:
Net income for diluted earnings per share	$16,315	$17,665
Weighted average shares outstanding-basic	65,782	64,781
Effect of Dilutive Securities:
Employee stock option and restricted stock plan	1,266	1,947

Weighted average shares outstanding-diluted	67,048	66,728

Diluted earnings per share	$0.24	$0.26

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share assumes dilution and is computed based on the weighted-average number of common shares outstanding after consideration of the dilutive effect of stock options and unvested restricted stock. The effect of dilutive securities is computed using the treasury stock method and average market prices during the period. At March 31, 2007 and 2006, PVRSUs totaling 70,921 and 29,780 were excluded from the computation since the performance conditions had not been met at the reporting date. In addition, at March 31, 2007 and 2006, the Company excluded 356,505 and 190,548 anti-dilutive options from the computation of diluted earnings per share.

7. Pension Plans

Net periodic pension costs

The Company sponsors an unfunded non-qualified defined benefit plan (“SERP”) for certain senior executives. No assets are held with respect to the plan; therefore benefits are funded as paid to participants. Effective December 31, 2006, the Company began accounting for the SERP in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). For the three months ended March 31, 2007 and 2006, the Company recorded $0.5 million and $0.3 million, respectively for the expenses related to the SERP which is included in selling, general and administrative expense in the accompanying consolidated statements of income. Based on the plan retirement age of 65 years old, no benefit payments are anticipated over the current year. The following table presents the components of net periodic benefit costs for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
(In thousands)	2007	2006
Components of net periodic pension cost:
Service cost	$140	$169
Interest cost	97	88
Amortization:
Prior service cost	12	14
(Gain)/Loss	20	19

	269	290
Curtailment	248	—

Net periodic pension cost	$517	$290

Curtailment

During the first quarter of 2007, the Company recognized a curtailment loss due to the termination of certain senior executive officers from the Company. The Company recognized a curtailment loss equal to the unrecognized prior service costs attributed to these employees’ expected aggregate future services which totaled approximately $248,000. In addition, the monthly net periodic pension costs declined from approximately $106,000 to $82,000. The components of projected pension costs for the year ended December 31, 2007 are as follows:

(In thousands)
Service cost	$523
Interest cost	379
Amortization
Prior service cost	43
(Gain)/Loss	58

1,003
Curtailment loss	248

Net periodic pension cost	$1,251

The following is a reconciliation of the changes in the projected benefit obligation for the three months ended March 31, 2007:

(In thousands)
Projected benefit obligation, January 1, 2007	$7,223
Service cost	140
Interest cost	97
Remeasurement	(962)

Projected benefit obligation, March 31, 2007	$6,498

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit costs at March 31, 2007 are as follows:

(In thousands)
Transition asset (obligation)	$—
Prior service cost	(625)
Accumulated loss	(1,132)

Total	$(1,757)

8. Debt

On June 16, 2006, the Company entered into a new $350 million senior unsecured revolving credit agreement (the “Revolver”), with a syndicate of lenders. The proceeds from the Revolver were used to refinance and terminate a previous revolving credit facility. The Revolver allows the Company to borrow, repay and reborrow revolving loans up to $350 million (which includes swing line loans for up to $20 million and standby letters of credit up to $30 million) until the scheduled maturity date of June 16, 2011. The Company has the ability to request an increase in available borrowings under the Revolver by an additional amount of up to $150 million by obtaining the agreement of the existing lenders to increase their lending commitments or by adding additional lenders. The rate of interest generally applicable for revolving loans under the Revolver are, at the Company’s option, equal to either (i) the greater of the prime rate or the federal funds effective rate plus 50 basis points, or (ii) an adjusted LIBOR rate plus a margin between 22 and 70 basis points based on the Company’s credit rating. The Revolver requires the Company to pay a quarterly facility fee, based upon the credit rating of the Company, at a rate between 8 and 17 1/2 basis points, on the full amount of the commitment (regardless of usage). The Revolver also requires the payment of a quarterly usage fee, based upon the credit rating of the Company, at a rate between 10 and 12 1/2 basis points, on the amount outstanding under the commitment, at all times when the amount borrowed under the Revolver exceeds 50% of the total commitment. The Revolver includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage. The Revolver also restricts the Company’s ability to make certain investments, incur certain debt, and dispose of assets, among other restrictions. As of March 31, 2007, the Company had $84.2 million of revolving loans outstanding pursuant to the Revolver. At March 31, 2007, the Company was in compliance with all covenants under the Revolver.

In 1998, the Company completed a $100 million senior unsecured note offering (“the Senior Notes”) at a discount of $0.6 million, bearing a coupon rate of 7.13% with an effective rate of 7.22%. The Senior Notes will mature on May 1, 2008, with interest on the Senior Notes to be paid semi-annually.

As of March 31, 2007, in addition to the Revolver and Senior Notes, the Company had a line of credit with a bank providing up to an aggregate of $10 million of borrowings, which is due upon demand. The line of credit ranks pari-pasu (or equally) with the Company’s Revolver and includes customary financial and other covenants that require the maintenance of certain ratios identical to those included in the Company’s Revolver. Borrowings under the line of credit bear interest at rates established at the time of borrowing based on prime rate minus 175 basis points. As of March 31, 2007, the Company had no amounts outstanding pursuant to this line of credit.

The Company also has a note with an outstanding balance at March 31, 2007 of $0.4 million and a maturity date of January 1, 2009. This loan bears interest based on seventy percent of prime and requires monthly principal and interest payments. Subsequent to March 31, 2007, the Company repaid this loan in full utilizing proceeds from the Revolver.

As of March 31, 2007, total debt outstanding for the Company was $184.5 million, of which $0.1 million was scheduled to mature in the twelve months ending March 31, 2008.

9. Condensed Consolidating Financial Statements

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

Choice Hotels International, Inc.

Condensed Consolidating Statement of Income

For the Three Months Ended March 31, 2007

(Unaudited, In Thousands)

	Choice Hotels International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$38,699	$27,326	$7,911	$(30,608)	$43,328
Initial franchise and relicensing fees	4,931	—	—	—	4,931
Brand solutions	2,986	—	—	—	2,986
Marketing and reservation	51,819	65,282	3,359	(58,419)	62,041
Other items, net	1,801	1,096	—	—	2,897

Total revenues	100,236	93,704	11,270	(89,027)	116,183
OPERATING EXPENSES:
Selling, general and administrative	23,752	25,259	5,497	(30,608)	23,900
Marketing and reservation	54,736	62,574	3,150	(58,419)	62,041
Other items, net	806	1,778	272	—	2,856

Total operating expenses	79,294	89,611	8,919	(89,027)	88,797
Operating income	20,942	4,093	2,351	—	27,386
OTHER INCOME AND EXPENSES, NET:
Interest expense (income)	3,122	(125)	—	—	2,997
Interest and other investment income	(60)	(352)	(383)	—	(795)
Equity in earnings of consolidated subsidiaries	(5,550)	—	—	5,550	—

Total other income and expenses, net	(2,488)	(477)	(383)	5,550	2,202

Income before income taxes	23,430	4,570	2,734	(5,550)	25,184
Income taxes	7,115	1,574	180	—	8,869

Net income	$16,315	$2,996	$2,554	$(5,550)	$16,315

Choice Hotels International, Inc.

Condensed Consolidating Statement of Income

For the Three Months Ended March 31, 2006

(Unaudited, In Thousands)

	Choice Hotels International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$36,558	$22,240	$3,502	$(22,436)	$39,864
Initial franchise and relicensing fees	5,643	—	—	—	5,643
Brand solutions	2,782	—	—	—	2,782
Marketing and reservation	47,919	63,772	1,904	(55,619)	57,976
Other items, net	2,173	980	—	—	3,153

Total revenues	95,075	86,992	5,406	(78,055)	109,418
OPERATING EXPENSES:
Selling, general and administrative	19,776	20,074	816	(22,391)	18,275
Marketing and reservation	51,085	60,934	1,621	(55,664)	57,976
Other items, net	796	2,111	187	—	3,094

Total operating expenses	71,657	83,119	2,624	(78,055)	79,345
Operating income	23,418	3,873	2,782	—	30,073
OTHER INCOME AND EXPENSES, NET:
Interest expense (income)	4,217	(187)	10	—	4,040
Interest and other investment income	(50)	(612)	(300)	—	(962)
Equity in earnings of consolidated subsidiaries	(4,597)	—	—	4,597	—

Total other income and expenses, net	(430)	(799)	(290)	4,597	3,078

Income before income taxes	23,848	4,672	3,072	(4,597)	26,995
Income taxes	6,183	2,855	292	—	9,330

Net income	$17,665	$1,817	$2,780	$(4,597)	$17,665

Choice Hotels International, Inc.

Condensed Consolidating Balance Sheet

As of March 31, 2007

(Unaudited, In thousands)

	Choice Hotels International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$5,172	$342	$29,866	$—	$35,380
Receivables	32,050	574	4,782	—	37,406
Other current assets	3,045	6,924	21	—	9,990

Total current assets	40,267	7,840	34,669	—	82,776
Property and equipment, at cost, net	16,310	26,339	707	—	43,356
Goodwill	60,620	5,193	—	—	65,813
Franchise rights and other identifiable intangibles, net	23,223	6,272	5,106	—	34,601
Investments, employee benefit plans, at fair value	—	35,415	—	—	35,415
Investment in and advances to affiliates	198,018	117,184	49,533	(364,735)	—
Receivable, marketing fees	12,482	—	—	(310)	12,172
Deferred income taxes	—	34,122	730	(14,434)	20,418
Other assets	1,034	9,574	231	(120)	10,719

Total assets	$351,954	$241,939	$90,976	$(379,599)	$305,270

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current portion of long-term debt	$146	$—	$—	$—	$146
Accounts payable	6,158	31,102	3,516	—	40,776
Accrued expenses and other	16,694	16,724	1,224	—	34,642
Deferred revenue	8,707	41,046	—	—	49,753
Deferred compensation & retirement plan obligations	—	3,411	—	—	3,411
Income taxes payable	5,536	2,566	1,168	—	9,270

Total current liabilities	37,241	94,849	5,908	—	137,998
Long-term debt	184,370	—	—	—	184,370
Deferred compensation & retirement plan obligations	—	39,686	1	—	39,687
Advances from affiliates	174,138	5,893	43,449	(223,480)	—
Payable, marketing fees	—	310	—	(310)	—
Deferred income taxes	14,434	—	—	(14,434)	—
Other liabilities	12,260	979	585	(120)	13,704

Total liabilities	422,443	141,717	49,943	(238,344)	375,759

Total shareholders’ deficit	(70,489)	100,222	41,033	(141,255)	(70,489)

Total liabilities and shareholders’ deficit	$351,954	$241,939	$90,976	$(379,599)	$305,270

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

Choice Hotels International, Inc.

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2007

(Unaudited, In thousands)

	Choice Hotels International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided from Operating Activities	$10,852	$4,814	$4,787	—	$20,453

Cash Flows From Investing Activities
Investment in property and equipment	(292)	(2,686)	(42)	—	(3,020)
Purchases of investments	—	(4,496)	—	—	(4,496)
Proceeds from the sales of investments	—	961	—	—	961
Issuance of notes receivable	(100)	(31)	—	—	(131)
Other items, net	(107)	205	(435)	—	(337)

Net Cash Used in Investing Activities	(499)	(6,047)	(477)	—	(7,023)

Cash Flows from Financing Activities
Principal payments of long-term debt	(36)	—	—	—	(36)
Net borrowings pursuant to revolving credit facilities	12,000	—	—	—	12,000
Purchase of treasury stock	(19,001)	—	—	—	(19,001)
Excess tax benefits from stock-based compensation	—	1,362	—	—	1,362
Dividends paid	(9,895)	—	—	—	(9,895)
Proceeds from exercise of stock options	1,679	—	—	—	1,679

Net Cash Provided (Used) from Financing Activities	(15,253)	1,362	—	—	(13,891)

Net change in cash and cash equivalents	(4,900)	129	4,310	—	(461)
Cash and cash equivalents at beginning of period	10,072	213	25,556	—	35,841

Cash and Cash Equivalents at End of Period	$5,172	$342	$29,866	—	$35,380

Choice Hotels International, Inc.

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2006

(Unaudited, In thousands)

	Choice Hotels International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided (Used) from Operating Activities	$20,657	$(606)	$4,401	—	$24,452

Cash Flows From Investing Activities
Investment in property and equipment	(553)	(609)	(31)	—	(1,193)
Issuance of notes receivable	—	(649)	—	—	(649)
Purchases of investments	—	(4,353)	—	—	(4,353)
Proceeds from sales of investments	—	859	—	—	859
Other items, net	(61)	(289)	312	—	(38)

Net Cash Provided (Used) from Investing Activities	(614)	(5,041)	281	—	(5,374)

Cash Flows from Financing Activities
Principal payment of long-term debt	(37)	—	—	—	(37)
Net repayments pursuant to revolving credit facilities	(14,800)	—	—	—	(14,800)
Purchase of treasury stock	(1,277)	—	—	—	(1,277)
Excess tax benefits from stock-based compensation	1,087	3,963	—	—	5,050
Dividends paid	(8,436)	—	—	—	(8,436)
Proceeds from exercise of stock options	3,437	—	—	—	3,437

Net Cash Provided (Used) in Financing Activities	(20,026)	3,963	—	—	(16,063)

Net change in cash and cash equivalents	17	(1,684)	4,682	—	3,015
Cash and cash equivalents at beginning of period	5,848	2,052	9,021	—	16,921

Cash and Cash Equivalents at End of Period	$5,865	$368	$13,703	—	$19,936

10. Reportable Segment Information

The Company has a single reportable segment encompassing its franchising business. Revenues from the franchising business include royalty fees, initial franchise and relicensing fees, marketing and reservation fees, brand solutions revenue and other revenue. The Company is obligated under its franchise agreements to provide marketing and reservation services appropriate for the successful operation of its systems. These services do not represent separate reportable segments as their operations are directly related to the Company’s franchising business. The revenues received from franchisees that are used to pay for part of the Company’s central ongoing operations are included in franchising revenues and are offset by the related expenses paid for marketing and reservation activities to calculate franchising operating income. Corporate and other revenue consists of hotel operations. Except as described in Note 2, the Company does not allocate interest income, interest expense or income taxes to its franchising segment.

The following table presents the financial information for the Company’s franchising segment.

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
(In thousands)	Franchising	Corporate & Other	Consolidated	Franchising	Corporate & Other	Consolidated
Revenues	$115,087	$1,096	$116,183	$108,438	$980	$109,418
Operating income (loss)	$39,571	$(12,185)	$27,386	$40,366	$(10,293)	$30,073

11. Termination Charges

During the first quarter of 2007, the Company recorded a $3.7 million charge for employee termination benefits relating to the termination of certain executive officers. Termination benefits include salary continuation of approximately $2.5 million, SERP curtailment expenses of $0.2 million and $1.0 million of accelerated share based compensation. Termination benefits payable to the executives were accounted for under SFAS No. 112. “Employer’s Accounting for Post-employment Benefits”. At March 31, 2007, approximately $3.5 million of termination benefits remained of which $3.0 million is included in current liabilities and $0.5 million in other long-term liabilities in the Company’s consolidated financial statements.

12. Commitments and Contingencies

The Company is a defendant in a number of lawsuits arising in the ordinary course of business. In the opinion of management and the general counsel to the Company, the ultimate outcome of such litigation will not have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

In March 2006, the Company guaranteed $1 million of a bank loan funding a franchisee’s construction of a Cambria Suites in Green Bay, Wisconsin. The guaranty was scheduled to expire in June 2010. However, during the first quarter of 2007, the Company was released from its guaranty of the bank loan.

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

13. Subsequent Events

In April 2007, two putative federal securities law class actions were filed in the United States District Court for the District of Colorado on behalf of persons who purchased the Company’s stock between April 25, 2006, and July 26, 2006. These substantially-similar lawsuits assert claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, against the Company, its current Vice Chairman and Chief Executive Officer, and its former Executive Vice President and Chief Financial Officer. These claims are related to the Company’s July 25, 2006 announcement of its results of operations for the second quarter of 2006. Potential plaintiffs have until June 11, 2007, to move the court for appointment as lead plaintiff. At this time the Company has not responded to the complaints and is not required to do so until after a lead plaintiff is appointed and a consolidated complaint is filed. The Company believes that the allegations contained within these class action lawsuits are without merit and intends to vigorously defend the litigation.

The Company’s management does not expect that the outcome of any of its currently ongoing legal proceedings individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations or cash flow.

On May 1, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock. The dividend is payable on July 20, 2007 to shareholders of record as of July 6, 2007. Based on the Company’s present share count, the total dividends to be paid is approximately $9.9 million.

Subsequent to March 31, 2007 through May 7, 2007, the Company repurchased an additional 0.1 million shares of its common stock at a total cost of $4.4 million.

14. Impact of Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. We are currently evaluating the potential impact of this statement, if any.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which provides reporting entities an option to report certain financial instruments and other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective as of the beginning of a reporting entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. We are currently evaluating the impact, if any, the adoption of this statement will have on our consolidated financial statements.

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

Overview

We are a hotel franchisor with franchise agreements representing 5,406 hotels open and 903 hotels under development as of March 31, 2007, with 441,256 rooms and 70,541 rooms, respectively, in 49 states, the District of Columbia and 39 countries and territories outside the United States. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, Cambria Suites™ and Flag Hotels®.

The Company conducts its international franchise operations through a combination of direct franchising and master franchising which allow the use of our brands by third parties in foreign countries. The Company has made equity investments in certain non-domestic lodging franchise companies that conduct franchise operations for the Company’s brands under master franchising relationships. As a result of our use of master franchising relationships and international market conditions, total revenues from international operations comprised only 7% of our total revenues for the three months ended March 31, 2007 while representing approximately 21% of hotels open at March 31, 2007.

During 2006, the Company acquired 100% of the stock of Choice Hotels Franchise GmbH (“CHG”). CHG was a wholly owned subsidiary of one of the Company’s master franchisees, CHE Hotel Group PLC (“CHE”). Under the master franchise agreement with CHE, CHG franchised hotels under the Company’s brands in Austria, Germany, Italy, Czech Republic and potions of Switzerland. As a result of this acquisition, the master franchise agreement between the Company and CHE covering these countries terminated. The results of CHG have been consolidated with the Company since October 30, 2006.

During 2006, the Company acquired CHE’s assets, including franchise contracts, related to its franchising of hotels under the Company’s brands in France, Belgium, Portugal, Spain and portions of Switzerland. As a result of the acquisition, the master franchise agreement between the Company and CHE covering these countries terminated and the Company commenced direct franchising operations in these countries on November 30, 2006.

Our Company generates revenues, income and cash flows primarily from initial and continuing royalty fees attributable to our franchise agreements. Revenues are also generated from brand solutions endorsed vendor arrangements, hotel operations and other sources. The hotel industry is seasonal in nature. For most hotels, demand is lower in December through March than during the remainder of the year. Our principal source of revenues is franchise fees based on the gross room revenues of our franchised properties. The Company’s franchise fee revenues and operating income reflect the industry’s seasonality and historically have been lower in the first quarter than in the second, third or fourth quarters.

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

Maximizing Financial Returns and Creating Value for Shareholders. Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. We believe our strong and predictable cash flows create a strong financial position that provides us a competitive advantage. Our business does not require significant capital to operate and grow, therefore, we can maintain a capital structure that generates high financial returns and use our excess cash flow to increase returns to our shareholders. We have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. Through March 31, 2007, we have repurchased 34.1 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $729.7 million since the program’s inception. Considering the effect of the two-for-one stock split, the Company has repurchased 67.1 million shares at an average price of $10.87 per share through March 31, 2007. At March 31, 2007, the Company had 4.6 million shares remaining under our current board of directors’

authorization. The Company expects to continue to return value to its shareholders through a combination of dividends and share repurchases, subject to market and other conditions and upon completion of the current authorization we will evaluate the propriety of additional share repurchases with our board of directors. For the three months ended March 31, 2007, we paid cash dividends totaling approximately $9.9 million and we presently expect to continue to pay dividends in the future. On February 12, 2007, the Company declared a cash dividend of $0.15 per share (or approximately $9.9 million in the aggregate), which was paid on April 20, 2007 to shareholders of record on April 5, 2007. Based on our present dividend rate and outstanding share count, aggregate annual dividends would be approximately $39.5 million.

We believe these value drivers, when properly implemented, will enhance our profitability, maximize our financial returns and continue to generate value for our shareholders. The ultimate measure of our success will be reflected in the items below.

Results of Operation: Royalty fees, operating income, net income and diluted earnings per share (“EPS”) represent key measurements of these value drivers. In the three months ended March 31, 2007, royalty fees revenue totaled $43.3 million, a 9% increase from the same period in 2006. Operating income totaled $27.4 million for the three months ended March 31, 2007, a $2.7 million or 9% decrease from the same period in 2006. Net income for the three months ended March 31, 2007 decreased $1.4 million to $16.3 million, an 8% decline from the first quarter of 2006. Diluted earnings per share for the first quarter of 2007 were $0.24 compared to $0.26 for the first quarter of 2006. Operating income, net income and EPS for the three months ended March 31, 2007 include termination benefits related to the termination of certain executive officers totaling $3.7 million, $2.3 million and $0.03, respectively. These measurements will continue to be a key management focus in 2007 and beyond.

Refer to MD&A heading “Operations Review” for additional analysis of our results.

Liquidity and Capital Resources: The Company generates significant cash flows from operations. In the three months ended March 31, 2007 and 2006, net cash provided by operating activities was $20.5 million and $24.5 million, respectively. Since our business does not require significant reinvestment of capital, we utilize cash in ways that management believes provide the greatest returns to our shareholders, which include share repurchases and dividends. We believe the Company’s cash flow from operations and available financing capacity are sufficient to meet the expected future operating, investing and financing needs of the business.

Refer to MD&A heading “Liquidity and Capital Resources” for additional analysis.

Operations Review

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2007 and March 31, 2006

The Company recorded net income of $16.3 million for the three months ended March 31, 2007, a decrease of $1.4 million, or 8% from $17.7 million for the quarter ended March 31, 2006. The decline in net income for the three months ended March 31, 2007 is primarily attributable to a $2.7 million decline in operating income and a 60 basis point increase in the effective income tax rate to 35.2% offset by a $1.0 million reduction in interest expense. Operating income decreased as a result of a $5.6 million, or 31% increase in selling, general and administrative expenses partially offset by a $2.5 million increase in franchising revenues (total revenues excluding marketing and reservation revenues and hotel operations). The increase in selling, general and administration expenses was due primarily to executive termination benefits of $3.7 million incurred during the first quarter of 2007 as well as the commencement of direct franchising operations in continental Europe.

Summarized financial results for the three months ended March 31, 2007 and 2006 are as follows:

(in thousands, except per share amounts)	2007	2006
REVENUES:
Royalty fees	$43,328	$39,864
Initial franchise and relicensing fees	4,931	5,643
Brand solutions	2,986	2,782
Marketing and reservation	62,041	57,976
Hotel operations	1,096	980
Other	1,801	2,173

Total revenues	116,183	109,418

OPERATING EXPENSES:
Selling, general and administrative	23,900	18,275
Depreciation and amortization	2,115	2,349
Marketing and reservation	62,041	57,976
Hotel operations	741	745

Total operating expenses	88,797	79,345

Operating income	27,386	30,073

OTHER INCOME AND EXPENSES, NET:
Interest expense	2,997	4,040
Interest and other investment income	(601)	(704)
Equity in net income of affiliates	(194)	(258)

Total other income and expenses, net	2,202	3,078

Income before income taxes	25,184	26,995
Income taxes	8,869	9,330

Net income	$16,315	$17,665

Weighted average shares outstanding—diluted	67,048	66,728

Diluted earnings per share	$0.24	$0.26

Management analyzes its business based on franchising revenues, which is total revenues excluding marketing and reservation revenues and hotel operations, and franchise operating expenses that are reflected as selling, general and administrative expenses.

Franchising Revenues: Franchising revenues were $53.0 million for the three months ended March 31, 2007 compared to $50.5 million for the three months ended March 31, 2006. The growth in franchising revenues is primarily due to a 9% increase in royalty revenues offset by a 13% and 17% decline in initial franchise and relicensing fees and other income.

Domestic royalty fees increased $2.1 million to $38.9 million from $36.8 million in the three months ended March 31, 2007, an increase of 5.7%. The increase in royalties is attributable to a combination of factors including a 3.9% increase in the number of domestic franchised hotel rooms, a 1.4% increase in RevPAR and an increase in the effective royalty rate of the domestic hotel system from 4.07% to 4.14%. System-wide RevPAR increases resulted primarily from average daily rate (“ADR”) increases of 3.6% over the prior year offset by a 110 basis point decline in occupancy rates.

A summary of the Company’s domestic franchised hotels operating information is as follows:

	For the Three Months Ended March 31, 2007			For the Three Months Ended March 31, 2006			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$70.59	51.2%	$36.11	$67.12	51.7%	$34.70	5.2%	-50	bps	4.1%
Comfort Suites	83.28	56.8%	47.29	79.18	58.8%	46.58	5.2%	-200	bps	1.5%
Sleep	64.17	51.9%	33.28	62.00	51.8%	32.14	3.5%	10	bps	3.5%

Midscale without Food & Beverage	72.46	52.4%	37.98	68.98	53.1%	36.63	5.0%	-70	bps	3.7%

Quality	63.45	43.4%	27.54	61.79	44.9%	27.77	2.7%	-150	bps	-0.8%
Clarion	73.84	41.3%	30.48	76.25	42.5%	32.44	-3.2%	-120	bps	-6.0%

Midscale with Food & Beverage	65.95	42.9%	28.27	65.29	44.3%	28.95	1.0%	-140	bps	-2.3%

Econo Lodge	49.42	39.2%	19.36	48.54	39.0%	18.92	1.8%	20	bps	2.3%
Rodeway	47.67	38.5%	18.37	46.80	39.0%	18.23	1.9%	-50	bps	0.8%

Economy	49.06	39.0%	19.15	48.23	39.0%	18.80	1.7%	0	bps	1.9%

MainStay	65.90	58.2%	38.35	65.31	57.0%	37.23	0.9%	120	bps	3.0%
Suburban	38.67	63.6%	24.59	36.97	69.3%	25.63	4.6%	-570	bps	-4.1%

Extended Stay	44.11	62.4%	27.54	41.64	66.9%	27.88	5.9%	-450	bps	-1.2%

Total Domestic System	$66.18	47.6%	$31.52	$63.85	48.7%	$31.08	3.6%	-110	bps	1.4%

The number of domestic rooms on-line increased to 342,775 as of March 31, 2007 from 329,934 as of March 31, 2006, an increase of 3.9%. The total number of domestic hotels on-line grew 4.5% to 4,254 as of March 31, 2007 from 4,070 as of March 31, 2006. A summary of the domestic hotels and rooms on-line at March 31, 2007 and March 31, 2006 by brand is as follows:

	March 31, 2007		March 31, 2006		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	%	%
Comfort Inn	1,421	110,980	1,418	111,032	3	(52)	0.2%	—
Comfort Suites	442	34,649	415	32,666	27	1,983	6.5%	6.1%
Sleep	330	24,772	322	24,384	8	388	2.5%	1.6%

Midscale without Food & Beverage	2,193	170,401	2,155	168,082	38	2,319	1.8%	1.4%

Quality	757	74,036	670	66,657	87	7,379	13.0%	11.1%
Clarion	161	23,881	151	23,157	10	724	6.6%	3.1%

Midscale with Food & Beverage	918	97,917	821	89,814	97	8,103	11.8%	9.0%

Econo Lodge	812	49,202	818	50,144	(6)	(942)	-0.7%	-1.9%
Rodeway	240	14,930	185	11,387	55	3,543	29.7%	31.1%

Economy	1,052	64,132	1,003	61,531	49	2,601	4.9%	4.2%

MainStay	30	2,237	27	2,047	3	190	11.1%	9.3%
Suburban	61	8,088	64	8,460	(3)	(372)	-4.7%	-4.4%

Extended Stay	91	10,325	91	10,507	—	(182)	—	-1.7%

Total Domestic Franchises	4,254	342,775	4,070	329,934	184	12,841	4.5%	3.9%

International rooms on-line increased to 98,481 as of March 31, 2007 from 98,456 as of March 31, 2006. The total number of international hotels on-line decreased from 1,168 as of March 31, 2006 to 1,152 as of March 31, 2007.

As of March 31, 2007, the Company had 833 franchised domestic hotels with 64,078 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 653 hotels and 51,157 rooms at March 31, 2006. The number of new construction franchised hotels in the Company’s domestic pipeline increased 33% to 601 at March 31, 2007 from 452 at March 31, 2006. The Company had an additional 70 franchised hotels with 6,463 rooms under development in its international system as of March 31, 2007 compared to 69 hotels and 6,223 rooms at March 31, 2006. While the Company’s hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors. A summary of the domestic franchised hotels under construction, awaiting conversion or approved for development at March 31, 2007 and March 31, 2006 by brand is as follows:

	March 31, 2007			March 31, 2006			Variance
	Conversion	New Construction	Total	Conversion	New Construction	Total	Conversion		New Construction		Total
							Units	%	Units	%	Units	%
Comfort Inn	35	120	155	46	95	141	(11)	-24%	25	26%	14	10%
Comfort Suites	3	232	235	2	181	183	1	50%	51	28%	52	28%
Sleep	—	123	123	—	86	86	—	NM	37	43%	37	43%

Midscale without Food & Beverage	38	475	513	48	362	410	(10)	-21%	113	31%	103	25%

Quality	74	9	83	61	11	72	13	21%	(2)	-18%	11	15%
Clarion	13	4	17	18	5	23	(5)	-28%	(1)	-20%	(6)	-26%

Midscale with Food & Beverage	87	13	100	79	16	95	8	10%	(3)	-19%	5	5%

Econo Lodge	45	5	50	28	7	35	17	61%	(2)	-29%	15	43%
Rodeway	57	2	59	44	—	44	13	30%	2	NM	15	34%

Economy	102	7	109	72	7	79	30	42%	—	—	30	38%

MainStay	—	30	30	1	32	33	(1)	-100%	(2)	-6%	(3)	-9%
Suburban	5	27	32	1	12	13	4	400%	15	125%	19	146%

Extended Stay	5	57	62	2	44	46	3	150%	13	30%	16	35%

Cambria Suites	—	49	49	—	23	23	—	NM	26	113%	26	113%

Total Domestic System	232	601	833	201	452	653	31	15%	149	33%	180	28%

Net domestic franchise additions during the three months ended March 31, 2007 were 43 compared to 22 for the same period a year ago. Gross domestic franchise additions increased from 72 for the three months ended March 31, 2006 to 93 for the same period of 2007. Net franchise terminations totaled 50 for both 2007 and 2006. The Company continues to execute its strategy to replace franchised hotels that do not meet our brand standards or are underperforming in their market. As the competition gets stronger and more focused on limited service franchising, the Company will continue to focus on improving its system hotels and utilizing the domestic hotels under development as a strong platform for continued system growth.

International royalties increased $1.3 million or 42% from $3.1 million in 2006 to $4.4 million in 2007 primarily due to the commencement of direct franchising operations in continental Europe which contributed $0.7 million of additional royalties.

New domestic franchise agreements executed in the first three months of 2007 totaled 111 representing 9,100 rooms compared to 120 agreements representing 10,692 rooms executed in the first quarter of 2006. During the first three months of 2007, 41 of the executed agreements were for new construction hotel franchises, representing 3,320 rooms, compared to 48 contracts, representing 4,017 rooms for the same period a year ago. Conversion hotel franchise executed contracts totaled 70 representing 5,780 rooms for three months ended March 31, 2007 compared to 72 agreements representing 6,675 rooms. Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise agreements decreased 13% to $2.7 million for the three months ended March 31, 2007 from $3.1 million for the three months ended March 31, 2006. Lower revenues from the prior year resulted primarily from 9 fewer executed agreements.

A summary of executed domestic franchise agreements by brand for the three months ended March 31, 2007 and 2006 is as follows:

	For the Three Months Ended March 31, 2007			For the Three Months Ended March 31, 2006			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	5	3	8	15	13	28	-67%	-77%	-71%
Comfort Suites	14	1	15	12	—	12	17%	NM	25%
Sleep	8	—	8	3	—	3	167%	NM	167%

Midscale without Food & Beverage	27	4	31	30	13	43	-10%	-69%	-28%

Quality	1	35	36	2	25	27	-50%	40%	33%
Clarion	2	6	8	1	9	10	100%	-33%	-20%

Midscale with Food & Beverage	3	41	44	3	34	37	0%	21%	19%

Econo Lodge	1	13	14	—	9	9	NM	44%	56%
Rodeway	—	11	11	—	15	15	NM	-27%	-27%

Economy	1	24	25	—	24	24	NM	0%	4%

MainStay	—	—	—	2	1	3	-100%	-100%	-100%
Suburban	4	1	5	3	—	3	33%	NM	67%

Extended Stay	4	1	5	5	1	6	-20%	0%	-17%

Cambria Suites	6	—	6	10	—	10	-40%	NM	-40%

Total Domestic System	41	70	111	48	72	120	-15%	-3%	-8%

Relicensing fees declined 12% to $2.2 million for the three months ended March 31, 2007 from $2.5 million for the three months ended March 31, 2006. Relicensing fees are charged to the new property owner of a franchised property whenever an ownership change occurs and the property remains in the franchise system. During the three months ended March 31, 2007, relicensings decreased 24% to 62 for the three months ended March 31, 2007 from 82 in the first quarter of 2006.

Other income decreased $0.4 million to $1.8 million for the three months ended March 31, 2007 primarily due to lower liquidated damage collections related to the early termination of franchise agreements.

Franchise Expenses: The cost to operate the franchising business is reflected in selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $23.9 million for the three months ended March 31, 2007, an increase of $5.6 million from the three months ended March 31, 2006. As a percentage of revenues, excluding marketing and reservation fees and hotel operations, total SG&A expenses were 45.1% for the three months ended March 31, 2007 compared to 36.2% for the three months ended March 31, 2006. Expenses increased primarily due to $3.7 million in termination benefits recorded related to the termination of certain executive officers and an additional $0.9 million in expenses related to the commencement of direct franchising operations in continental Europe.

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

Total marketing and reservations revenues were $62.0 million and $58.0 million for the three months ended March 31, 2007 and 2006, respectively. Depreciation and amortization attributable to marketing and reservation activities was $2.0 million and $1.9 million for the three months ended March 31, 2007 and 2006, respectively. Interest expense attributable to reservation activities was $0.1 million and $0.2 million for the three months ended March 31, 2007 and 2006, respectively. Cash advances for marketing and reservation activities totaled $7.1 million and $8.3 million for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007 and December 31, 2006, the Company’s balance sheet includes a receivable of $12.2 million and $6.7 million, respectively resulting from the cumulative marketing expenses incurred in excess of cumulated marketing fee revenues earned. These receivables are recorded as assets in the financial statements as the Company has the contractual authority to require that the franchisees in the system at any given point repay the Company for any deficits related to marketing and reservation activities. The Company’s current franchisees are legally obligated to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue. The Company has no present intention to accelerate repayment of the deficit from current franchisees. A payable has been recorded in the Company’s balance sheet within other long-term liabilities related to cumulative reservation fee revenues received in excess of reservation fee expenses incurred totaling $4.8 million and $8.4 million at March 31, 2007 and December 31, 2006, respectively. Cumulative reservation and marketing fees not expended are recorded as a payable on the financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements.

Other Income and Expenses, Net: Other income and expenses, net, decreased $0.9 million to an expense of $2.2 million for the three months ended March 31, 2007 from $3.1 million for the same period in 2006. This decline resulted primarily from a $1.0 million reduction in interest expense from $4.0 million to $3.0 million. Interest expense declined due to lower outstanding borrowings on the Company’s variable rate debt offset by higher average interest rates. The Company’s weighted average interest rate as of March 31, 2007 was 6.5% compared to 6.2% as of March 31, 2006.

Income Taxes: The Company’s effective income tax provision rate was 35.2% for the three months ended March 31, 2007, an increase of 60 bps from the effective income tax provision rate of 34.6% for the three months ended March 31, 2006. The effective income tax rate increased primarily due to the decrease in the proportion of foreign income earned over the prior year period, which is taxed at lower rates than statutory federal income tax rates. Depending upon the outcome of certain income tax contingencies during 2007 up to $1.3 million of additional income tax benefits may be reflected in our 2007 results of operations from the resolution of tax contingency reserves.

Net income for the three months ended March 31, 2007 decreased by 8% to $16.3 million, and diluted earnings per share decreased 8% to $0.24 for the three months ended March 31, 2007 from $0.26 reported for the three months ended March 31, 2006.

Liquidity and Capital Resources

Net cash provided by operating activities was $20.5 million and $24.5 million for the three months ended March 31, 2007 and 2006, respectively. The decline in cash flows from operating activities primarily reflects the timing of working capital items compared to the prior year.

The Company revised its presentation of cash flows for the first quarter of 2006 related to dividends received from equity method investees. The Company had previously presented these cash flows as investing activities on its consolidated statement of cash flows. SFAS No. 95 “Statement of Cash Flows” requires the classification of these dividends, which represent a return on investments, as operating cash flows. There was no effect on any other previously reported income statement or balance sheet amounts.

Net cash advances related to marketing and reservations activities totaled $7.1 million and $8.3 million during the first three months ended March 31, 2007 and 2006, respectively. Cash advances relate primarily to the timing of advertising and promotional costs versus fees collected. The Company expects marketing and reservation activities to be a use of cash between $5.5 million and $6.5 million in 2007.

Cash used in investing activities for the three months ended March 31, 2007 and 2006 was $7.0 million and $5.4 million, respectively. During the three months ended March 31, 2007 and 2006, capital expenditures totaled $3.0 million and $1.2 million, respectively. Capital expenditures for 2007 primarily include leasehold improvements to the Company’s facilities.

Financing cash flows relate primarily to the Company’s borrowings under its credit lines, treasury stock purchases and dividends. On June 16, 2006, the Company entered into a new $350 million senior unsecured revolving credit agreement (the “Revolver”), with a syndicate of lenders. The Revolver allows the Company to borrow, repay and reborrow revolving loans up to $350 million (which includes swingline loans for up to $20 million and standby letters of credit up to $30 million) until the scheduled maturity date of June 16, 2011. The Company has the ability to request an increase in available borrowings under the Revolver by an additional amount of up to $150 million by obtaining the agreement of the existing lenders to increase their lending commitments or by adding additional lenders. The rate of interest generally applicable for revolving loans under the Revolver are, at the Company’s option, equal to either (i) the greater of the prime rate or the federal funds effective rate plus 50 basis points, or (ii) an adjusted LIBOR rate plus a margin between 22 and 70 basis points based on the Company’s credit rating. The Revolver requires the company to pay a quarterly facility fee, based upon the credit rating of the Company, at a rate between 8 and 17 1/2 basis points, on the full amount of the commitment (regardless of usage). The Revolver also requires the payment of a quarterly usage fee, based upon the credit rating of the Company, at a rate between 10 and 12 1/2 basis points, on the amount outstanding under the commitment, at all times when the amount borrowed under the Revolver exceeds 50% of the total commitment. The Revolver includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage. The Revolver also restricts the Company’s ability to make certain investments, incur certain debt, and dispose of assets, among other restrictions. As of March 31, 2007, the Company had $84.2 million of revolving loans outstanding pursuant to the Revolver. At March 31, 2007, the Company was in compliance with all covenants under the Revolver.

The proceeds of the Revolver are used for general corporate purposes, including working capital, debt repayment, stock repurchases, dividends and investments.

In 1998, the Company completed a $100 million senior unsecured note offering (“the Senior Notes”), bearing a coupon rate of 7.13% with an effective rate of 7.22%. The Senior Notes will mature on May 1, 2008, with interest to be paid semi-annually. The Senior Notes contain a call provision that would require the Company to pay a premium if the Senior Notes were redeemed prior to their maturity.

Effective July 14, 2006, the Company’s Senior Notes are guaranteed jointly, severally, fully and unconditionally by 7 wholly-owned subsidiaries. There are no legal or regulatory restrictions on the payment of dividends to Choice Hotels International, Inc. from subsidiaries that do not guarantee the Senior Notes.

The Company has a line of credit with a bank providing up to an aggregate of $10 million of borrowings which is due upon demand. The line of credit ranks pari-pasu (or equally) with the Revolver. Borrowings under the line of credit bear interest at rates established at the time of the borrowings based on prime minus 175 basis points. As of March 31, 2007, no amounts were outstanding pursuant to this line of credit.

The Company also has a note with an outstanding balance at March 31, 2007 of $0.4 million and a maturity date of January 1, 2009. This loan bears interest based on seventy percent of prime and requires monthly principal and interest payments. Subsequent to March 31, 2007, the Company repaid this loan in full utilizing proceeds from the Revolver.

As of March 31, 2007, the total debt outstanding for the Company was $184.5 million, of which 0.1 million was scheduled to mature in the twelve months ending March 31, 2008.

For the three months ended March 31, 2007, the company purchased approximately 0.5 million shares of its common stock at an average price of $37.72 for a total cost of $17.8 million under its share repurchase program. The company has authorization to purchase up to an additional 4.6 million shares under the share repurchase program. Repurchases will continue to be made in the open market and through privately negotiated transactions subject to market and other conditions. No minimum number of shares has been fixed. Since the Company announced its stock repurchase program on June 25, 1998, the Company has repurchased 34.1 million shares of its common stock for a total cost of $729.7 million through March 31, 2007. Considering the effect of a two-for-one stock split in October 2005, the company has repurchased 67.1 million shares under the share repurchase program at an average price of $10.87 per share. Subsequent to March 31, 2007 through May 7, 2007, the Company repurchased an additional 0.1 million shares of its common stock at a total cost of $4.4 million.

On February 12, 2007, the Company declared a cash dividend of $0.15 per share (or approximately $9.9 million in the aggregate), which was paid on April 20, 2007 to shareholders of record on April 5, 2007. Dividends paid in the first three months of 2007 were approximately $9.9 million and we expect dividends in 2007 to be approximately $39.5 million.

The Company expects to continue to return value to its shareholders through a combination of dividends and share repurchases, subject to market and other conditions.

During the three months ended March 31, 2007, certain executive officers separated from the Company. As a result of those separations, the Company will remit to those officers approximately $2.0 million of cash termination benefits over the next twelve months as well as $3.4 million of deferred compensation and retirement plan obligations.

As a result of the adoption of FIN 48 on January 1, 2007, the Company had $8.2 million of total unrecognized tax benefits of which approximately $4.9 million would affect the effective tax rate if recognized. There have been no significant changes to these amounts during the quarter ended March 31, 2007. These unrecognized tax benefits relate principally to state tax filing positions and previously deducted expenses. The Company believes it is reasonably possible it will recognize tax benefits of up to $1.3 million within the next twelve months. This is related to the anticipated expiration of statutes of limitations of previously deducted expenses.

In April 2007, two putative federal securities law class actions were filed in the United States District Court for the District of Colorado on behalf of persons who purchased the Company’s stock between April 25, 2006, and July 26, 2006. These substantially-similar lawsuits assert claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, against the Company, its current Vice Chairman and Chief Executive Officer, and its former Executive Vice President and Chief Financial Officer. These claims are related to the Company’s July 25, 2006 announcement of its results of operations for the second quarter of 2006. Potential plaintiffs have until June 11, 2007, to move the court for appointment as lead plaintiff. At this time the Company has not responded to the complaints and is not required to do so until after a lead plaintiff is appointed and a consolidated complaint is filed. The Company believes that the allegations contained within these class action lawsuits are without merit and intends to vigorously defend the litigation.

The Company’s management does not expect that the outcome of any of its currently ongoing legal proceedings individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations or cash flow.

The Company believes that cash flows from operations and available financing capacity are adequate to meet expected future operating, investing and financing needs of the business.

Critical Accounting Policies

Our accounting policies comply with principles generally accepted in the United States. We have described below those policies that we believe are critical and require the use of complex judgment or significant estimates in their application. Additional discussion of these policies is included in Note 1 to our consolidated financial statements as of and for the year ended December 31, 2006 included in our Annual Report on Form 10-K.

Revenue Recognition.

The Company accounts for initial, relicensing and continuing franchise fees in accordance with SFAS No. 45, “Accounting for Franchise Fee Revenue.” We recognize continuing franchise fees, including royalty, marketing and reservations fees, when earned and receivable from our franchisees. Franchise fees are typically based on a percentage of gross room revenues of each franchisee. Our estimate of the allowance for uncollectible royalty fees is charged to selling, general and administrative expense.

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

Effective January 1, 2007, the Company adopted the provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, the Company increased its existing reserves for uncertain tax positions by $3.2 million with a corresponding net reduction to opening additional paid-in-capital and retained earnings.

As of January 1, 2007, the Company had $8.2 million of total unrecognized tax benefits of which approximately $4.9 million would affect the effective tax rate if recognized. There have been no significant changes to these amounts during the quarter ended March 31, 2007. These unrecognized tax benefits relate principally to state tax filing positions and previously deducted expenses. The Company believes it is reasonably possible it will recognize tax benefits of up to $1.3 million within the next twelve months. This is related to the anticipated expiration of statutes of limitations of previously deducted expenses.

In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2002. Substantially all material state and local and foreign income tax matters have been concluded for years through 2002. U.S. federal income tax returns for 2003 through 2006 are currently open for examination.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the consolidated statements of income and totaled $0.1 million for the three months ended March 31, 2007. Accrued interest and penalties were $1.2 million as of March 31, 2007.

Pension, Profit Sharing and Incentive Plans.

The Company sponsors two non-qualified retirement savings and investment plans for certain employees and senior executives. Employee and Company contributions are maintained in separate irrevocable trusts.

Legally, the assets of the trusts remain those of the Company; however, access to the trusts’ assets is severely restricted. The trusts’ cannot be revoked by the Company or an acquirer, but the assets are subject to the claims of the Company’s general creditors. The participants do not have the right to assign or transfer contractual rights in the trusts. The Company accounts for these plans in accordance with EITF No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.” Pursuant to EITF 97-14, as of March 31, 2007 and December 31, 2006, the Company had recorded a deferred compensation liability of $36.6 million and $32.9 million, respectively. The change in the deferred compensation obligation related to changes in the fair value of the diversified investments held in trust and to earnings credited to participants is recorded in compensation expense. The diversified investments held in the trusts were $35.4 million and $31.5 million as of March 31, 2007 and December 31, 2006, respectively, and are recorded at their fair value, based on quoted market prices. The change in the fair value of the diversified assets held in trust is recorded in accordance with SFAS 115 as trading security income (loss) and is included in other income and expenses, net in the accompanying statements of income.

The Company sponsors an unfunded non-qualified defined benefit plan (“SERP”) for certain senior executives. No assets are held with respect to the plan; therefore benefits are funded as paid to participants. Effective December 31, 2006, The Company accounts for the SERP in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. Based on the plan retirement age of 65 years old, no benefit payments are anticipated over the current year.

Stock Compensation.

The Company accounts for share based payment transactions in accordance with SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires that the compensation cost relating to share based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements’” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. We are currently evaluating the potential impact of this statement, if any.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which provides reporting entities an option to report certain financial instruments and other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective as of the beginning of a reporting entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. We are currently evaluating the impact, if any, the adoption of this statement will have on our consolidated financial statements.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report, including those in the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operation that are not historical facts constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. Words such as

“believes,” “anticipates,” “expects,” “intends,” “estimates,” “projects,” and other similar expressions, which are predictions of or indicate future events and trends, typically identify forward-looking statements. Such statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those projected, including: competition; business strategies and their intended results; the balance between supply of and demand for hotel rooms; our ability to obtain new franchise agreements; our ability to develop and maintain positive relations with current and potential hotel owners; the effect of international, national and regional economic conditions and geopolitical events such as acts of god, acts of war, terrorism or epidemics; the availability of capital to allow us and potential hotel owners to fund investments and construction of hotels; the cost and other effects of legal proceedings; and other risks described from time to time in our filings with the Securities and Exchange Commission, including those set forth under Item 1A “Risk Factors” in our Report on Form 10-K for the year ended December 31, 2006. Given these uncertainties, you are cautioned not to place undue reliance on such statements. We also undertake no obligation to publicly update or revise any forward-looking statement to reflect current or future events or circumstances.

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

At March 31, 2007 and December 31, 2006, the Company had $184.5 million and $172.5 million of debt outstanding at an effective interest rate of 6.5% and 6.6%, respectively. A hypothetical change of 10% in the Company’s effective interest rate from March 31, 2007 levels would increase or decrease annual interest expense by $0.5 million. Prior to scheduled maturities, the Company expects to refinance its long-term debt obligations.

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

An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that materially affected, or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In April 2007, two putative federal securities law class actions were filed in the United States District Court for the District of Colorado on behalf of persons who purchased the Company’s stock between April 25, 2006, and July 26, 2006. These substantially-similar lawsuits assert claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, against the Company, its current Vice Chairman and Chief Executive Officer, and its former Executive Vice President and Chief Financial Officer. These claims are related to the Company’s July 25, 2006 announcement of its results of operations for the second quarter of 2006. Potential plaintiffs have until June 11, 2007, to move the court for appointment as lead plaintiff. At this time the Company has not responded to the complaints and is not required to do so until after a lead plaintiff is appointed and a consolidated complaint is filed. The Company believes that the allegations contained within these class action lawsuits are without merit and intends to vigorously defend the litigation.

The Company’s management does not expect that the outcome of any of its currently ongoing legal proceedings individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations or cash flow.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

The following table sets forth purchases of Choice Hotels International, Inc. common stock made by the Company during the three months ended March 31, 2007.

Month Ending	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2007	813	$42.17	—	5,102,701
February 28, 2007	211,534	38.84	183,368	4,919,333
March 31, 2007	288,730	37.24	288,730	4,630,603

Total	501,077	$37.92	472,098	4,630,603

During the three months ended March 31, 2007, the Company purchased 28,979, shares of common stock from employees to satisfy statutory minimum tax-withholding requirements from the vesting of restricted stock grants. These purchases were outside the share repurchase program initiated in June 1998.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number and Description

Exhibit Number	Description
3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

3.02(a)	Amended and Restated Bylaws of Choice Hotels International, Inc.

4.01(l)	Senior Unsecured Revolving Credit Facility agreement dated June 16, 2006 among Choice Hotels International, Inc., Wachovia Bank, National Association, as Agent, SunTrust Bank, as Syndication Agent, Bank of America, N.A., as Documentation Agent, Wachovia Capital Markets, LLC, as Lead Arranger and Sole Book Manager, and the additional lenders named in the credit agreement

4.02(f)	Registration Agreement dated April 28, 1998 between Choice Hotels International, Inc. and Salomon Brothers, Inc., Bear Stearns & Co. Inc. and Lehman Brothers Inc.

4.03(f)	Indenture dated as of May 4, 1998, by and among Choice Hotels International, Inc., Quality Hotels Europe, Inc., QH Europe Partnership and Marine Midland Bank, as Trustee, with respect to the 7.125% Senior Notes due 2008

4.04(f)	Specimen certificate of 7.125% Senior Note due 2008 (Original Note) (Attached as an exhibit to the Indenture set forth as Exhibit 4.03)

4.05(f)	Specimen certificate of 7.125% Senior Note due 2008 (Exchange Note) (Attached as an exhibit to the Indenture set forth as Exhibit 4.03)

4.06(m)	Agreement to furnish certain debt agreements

10.01(n)	Second Amended and Restated Employment Agreement between Choice Hotels International, Inc. and Charles A. Ledsinger, Jr. dated December 20, 2005

10.02(i)	Amended and Restated Chairman’s Service Agreement dated May 4, 2004 by and between Choice Hotels International, Inc. and Stewart Bainum, Jr.

10.03(d)	Amended and Restated Employment Agreement dated April 13, 1999 by and between Choice Hotels International, Inc. and Thomas Mirgon

10.04(e)	Choice Hotels International, Inc. 2006 Long-Term Incentive Plan

10.05(g)	Second Amended and Restated Employment Agreement dated April 13, 1999 between Choice Hotels International, Inc. and Michael J. DeSantis

10.05A(m)	Agreement and Release dated February 15, 2007, between Choice Hotels International, Inc. and Michael J. DeSantis

Exhibit Number	Description
10.06(h)	Commercial Lease dated May 29, 1998 among Columbia Pike I, LLC and Colesville Road, LLC (each an assignee of Manor Care, Inc.) and Choice Hotels International, Inc.

10.07(j)	Employment Agreement dated June 3, 1999 between Choice Hotels International, Inc. and Joseph M. Squeri

10.07A(m)	Agreement and Release dated February 9, 2007, between Choice Hotels International, Inc. and Joseph M. Squeri.

10.08(k)	Employment Agreement dated May 3, 2000 between Choice Hotels International, Inc. and Daniel Rothfeld

10.09(o)	Agreement and Amendment to Employment Agreement between Choice Hotels International, Inc. and Wayne Wielgus dated September 13, 2006

10.10(c)	Amended and Restated Supplemental Executive Retirement Plan

10.11(b)	Choice Hotels International, Inc. Executive Deferred Compensation Plan

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Filed herewith
(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Registration Statement on Form S-4, filed August 31, 1998 (Reg. No. 333-62543).
(b)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003.
(c)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, filed April 2, 2001.
(d)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed on June 4, 1999.
(e)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on form 8-K dated May 1, 2006, filed on May 5, 2006.
(f)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q filed for the quarterly period ended March 31, 1998, filed on May 15, 1998.
(g)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1998, filed on August 11, 1998.
(h)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 30, 1999.
(i)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005.
(j)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed on August 16, 1999.
(k)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 14, 2000.
(l)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated June 16, 2006, filed June 21, 2006.
(m)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006, filed March 1, 2007.
(n)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated December 20, 2005, filed December 22, 2005.
(o)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated September 13, 2006, filed September 18, 2006.

(b) Reports on Form 8-K

The Company filed a report on Form 8-K, dated January 10, 2007, reporting that on January 5, 2007, Wayne Wielgus, Executive Vice President and Chief Marketing Officer of Choice Hotels International, Inc. will be leaving the Company effectively July 5, 2007.

The Company filed a report on Form 8-K, dated February 2, 2007, reporting that on January 29, 2007, the Company announced that Joseph M. Squeri, President and Chief Operating Officer, was leaving the Company to pursue other professional interests.

The Company filed a report on Form 8-K, dated February 6, 2007, reporting that on February 2, 2007, the Company announced that Michael J. DeSantis, Senior Vice President and Senior Strategic Advisor, was leaving the Company to pursue other professional interests.

The Company filed a report on Form 8-K, dated February 14, 2007, reporting that on February 13, 2007 a press release had been issued reporting the Company’s earnings for the quarter and year ended December 31, 2006.

The Company filed a report on Form 8-K, dated February 28, 2007, reporting that on February 26, 2007, the Company released a presentation scheduled to be presented at the Bear Stearns Retail, Restaurants & Consumer Conference to be held on February 28, 2007 in New York, New York.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

Date: May 4, 2007	By:	/s/ DAVID L. WHITE
David L. White
Chief Financial Officer