Form 10-Q
period 2007-06-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2007-08-09
CIK 1046311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CLASS	SHARES OUTSTANDING AT JUNE 30, 2007
Common Stock, Par Value $0.01 per share	65,701,820

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUES:
Royalty fees	$59,176	$53,146	$102,504	$93,010
Initial franchise and relicensing fees	7,649	6,723	12,580	12,366
Brand solutions	5,995	4,900	8,981	7,682
Marketing and reservation	81,810	72,742	143,851	130,718
Hotel operations	1,193	1,180	2,289	2,160
Other	1,886	1,849	3,687	4,022

Total revenues	157,709	140,540	273,892	249,958

OPERATING EXPENSES:
Selling, general and administrative	25,605	22,242	49,505	40,517
Depreciation and amortization	2,137	2,642	4,252	4,991
Marketing and reservation	81,810	72,742	143,851	130,718
Hotel operations	794	800	1,535	1,545

Total operating expenses	110,346	98,426	199,143	177,771

Operating income	47,363	42,114	74,749	72,187
OTHER INCOME AND EXPENSES, NET:
Interest expense	3,217	4,044	6,214	8,084
Interest and other investment (income) loss	(1,721)	174	(2,322)	(530)
Equity in net income of affiliates	(181)	(130)	(375)	(388)
Loss on extinguishment of debt	—	342	—	342

Total other income and expenses, net	1,315	4,430	3,517	7,508

Income before income taxes	46,048	37,684	71,232	64,679
Income taxes	17,403	13,548	26,272	22,878

Net income	$28,645	$24,136	$44,960	$41,801

Weighted average shares outstanding-basic	65,475	65,356	65,627	65,070

Weighted average shares outstanding-diluted	66,599	67,105	66,823	66,925

Basic earnings per share	$0.44	$0.37	$0.69	$0.64

Diluted earnings per share	$0.43	$0.36	$0.67	$0.62

Cash dividends declared per share	$0.15	$0.13	$0.30	$0.26

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 30, 2007	December 31, 2006
	(Unaudited)
Current assets
Cash and cash equivalents	$47,330	$35,841
Receivables (net of allowance for doubtful accounts of $3,629 and $3,937, respectively)	45,995	41,694
Deferred income taxes	3,061	1,790
Investments, employee benefit plans, at fair value	3,343	—
Other current assets	11,745	7,757

Total current assets	111,474	87,082
Property and equipment, at cost, net	43,674	42,802
Goodwill	65,813	65,813
Franchise rights and other identifiable intangibles, net	33,677	35,509
Receivable – marketing fees	7,139	6,662
Investments, employee benefit plans, at fair value	34,083	31,529
Deferred income taxes	25,387	22,451
Other assets	10,797	11,461

Total assets	$332,044	$303,309

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt	$—	$146
Accounts payable	41,545	41,816
Accrued expenses and other	33,071	45,306
Deferred revenue	48,984	47,167
Income taxes payable	17,936	5,356
Deferred compensation and retirement plan obligations	3,343	—

Total current liabilities	144,879	139,791

Long-term debt	199,146	172,390
Deferred compensation and retirement plan obligations	41,543	40,101
Other liabilities	18,329	13,407

Total liabilities	403,897	365,689

Commitments and contingencies
SHAREHOLDERS’ DEFICIT
Common stock, $0.01 par value	657	664
Additional paid-in-capital	80,732	81,689
Accumulated other comprehensive income (loss)	378	(772)
Treasury stock, at cost	(662,192)	(627,311)
Retained earnings	508,572	483,350

Total shareholders’ deficit	(71,853)	(62,380)

Total liabilities and shareholders’ deficit	$332,044	$303,309

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, IN THOUSANDS)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44,960	$41,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,252	4,991
Provision for bad debts	(528)	(127)
Non-cash stock compensation and other charges	6,891	5,550
Non-cash interest and other income	(1,598)	(107)
Loss on extinguishment of debt	—	342
Dividends received from equity method investees	295	169
Equity in net income of affiliates	(375)	(388)
Changes in assets and liabilities, net of acquisitions:
Receivables	(3,654)	(3,414)
Receivable – marketing and reservation fees, net	1,731	670
Accounts payable	(277)	8,404
Accrued expenses and other	(12,678)	(7,549)
Income taxes payable	12,580	4,815
Deferred income taxes	(4,680)	(1,912)
Deferred revenue	1,817	3,603
Other assets	(1,278)	(420)
Other liabilities	9,688	6,200

Net cash provided by operating activities	57,146	62,628

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(5,786)	(4,045)
Acquisitions, net of cash acquired	(343)	—
Issuance of notes receivable	(3,255)	(1,277)
Collections of notes receivable	469	359
Purchases of investments, employee benefit plans	(5,701)	(5,784)
Proceeds from sale of investments, employee benefit plans	1,551	1,387
Other items, net	(359)	(296)

Net cash used in investing activities	(13,424)	(9,656)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(422)	(73)
Net borrowings (repayments) pursuant to revolving credit facility	27,000	(49,600)
Purchase of treasury stock	(47,341)	(1,132)
Excess tax benefits from stock-based compensation	3,765	11,983
Debt issuance costs	—	(472)
Dividends paid	(19,751)	(16,925)
Proceeds from exercise of stock options	4,516	7,984

Net cash used in financing activities	(32,233)	(48,235)

Net change in cash and cash equivalents	11,489	4,737
Cash and cash equivalents at beginning of period	35,841	16,921

Cash and cash equivalents at end of period	$47,330	$21,658

Supplemental disclosure of cash flow information:
Cash payments during the period for:
Income taxes, net of refunds	$13,506	$7,734
Interest	$6,155	$8,115
Non-cash financing activities:
Declaration of dividends	$19,651	$17,059
Issuance of restricted shares of common stock	$5,935	$6,549
Issuance of treasury stock to employee stock purchase plan	$396	—

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

The Company revised its presentation of cash flows for the six months ended June 30, 2006 related to dividends received from equity method investees. During the first six months of 2006, the Company had presented these cash flows as investing activities on its consolidated statement of cash flows. Statement of Financial Accounting Standards (“SFAS”) No. 95, “Statement of Cash Flows” requires these dividends, which represent a return on investments, to be classified as operating cash flows. There was no effect on any other previously reported income statement or balance sheet amounts.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. As of June 30, 2007 and December 31, 2006, $6.6 million and $7.8 million, respectively, of book overdrafts representing outstanding checks in excess of funds on deposit are included in accounts payable in the accompanying consolidated balance sheets.

Land held for sale

During the three months ended June 30, 2007, the Company acquired for resale 2.1 acres of undeveloped land in San Antonio, Texas at a cost of approximately $1.0 million. The Company concluded that the land qualified as land held for sale and therefore has recorded the land at its fair value as of June 30, 2007 in other current assets on the accompanying consolidated balance sheet.

2. Marketing Fees Receivable & Cumulative Reservation Fees Collected in Excess of Expenses

The marketing fees receivable at June 30, 2007 and December 31, 2006 was $7.1 million and $6.7 million, respectively. As of June 30, 2007 and December 31, 2006, cumulative reservation fees collected exceeded expenses by $6.7 million and $8.4 million, respectively, and the excess has been reflected as a long-term liability in the accompanying consolidated balance sheets. Depreciation and amortization expense attributable to marketing and reservation activities was $1.9 million and $2.0 million for the three months ended June 30, 2007 and 2006, respectively, and $3.9 million for both the six months ended June 30, 2007 and 2006. Interest expense attributable to reservation activities was $0.1 million and $0.2 million for the three months ended June 30, 2007 and 2006, respectively, and $0.3 million and $0.4 million for the six months ended June 30, 2007 and 2006, respectively.

3. Income Taxes

The effective income tax rates for the 2007 and 2006 six-month periods ended June 30, of approximately 36.9% and 35.4%, respectively, differ from the statutory rate due to foreign income earned, which is taxed at lower rates than statutory federal income tax rates; state income taxes; and certain federal and state income tax credits.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, the Company increased its existing reserves for uncertain tax positions by $3.2 million with a corresponding net reduction to opening additional paid-in-capital and retained earnings.

As of January 1, 2007 and June 30, 2007, the Company had $8.2 million and $9.0 million, respectively of total unrecognized tax benefits of which approximately $5.1 million and $5.5 million, respectively would affect the effective tax rate if recognized. These unrecognized tax benefits relate principally to state tax filing positions and previously deducted expenses. The Company believes it is reasonably possible it will recognize tax benefits of up to $2.0 million within the next twelve months. This is related to the anticipated expiration of statutes of limitations of previously deducted expenses.

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

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the consolidated statements of income and totaled $0.2 million and $0.3 million for the three months and six months ended June 30, 2007, respectively. Accrued interest and penalties were $1.1 million and $1.4 million as of January 1, 2007 and June 30, 2007, respectively.

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

4. Comprehensive Income

The differences between net income and comprehensive income are described in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2007	2006	2007	2006
Net income	$28,645	$24,136	$44,960	$41,801
Other comprehensive income, net of tax:
Amortization of pension related costs, net of tax
Prior service costs	7	—	14	—
Actuarial loss	7	—	20	—
Curtailment and remeasurement, net of tax	—	—	758	—
Foreign currency translation adjustment, net	319	101	391	71
Amortization of deferred gain on hedge, net	(16)	(16)	(33)	(33)

Other comprehensive income	317	85	1,150	38

Comprehensive income	$28,962	$24,221	$46,110	$41,839

5. Capital Stock

Stock Options

The Company granted 0.2 million options to officers of the Company during both the six months ended June 30, 2007 and 2006 at a fair value of approximately $2.6 million and $2.8 million during the six months ended June 30, 2007 and 2006, respectively. The Company granted 45,000 options to officers of the Company at a fair value of approximately $0.5 million during the three months ended June 30, 2007. No options were granted during the three months ended June 30, 2006. The stock options granted by the Company had an exercise price equal to the market price of the Company’s common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2007 Grants	2006 Grants
Risk-free interest rate	4.84%	4.69%
Expected volatility	32.31%	32.09%
Expected life of stock option	4.5 years	4.3 years
Dividend yield	1.49%	1.07%
Requisite service period	4 years	4 years
Contractual life	7 years	7 years
Weighted average fair value of options granted	$12.15	$14.82

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

The aggregate intrinsic value of the stock options outstanding and exercisable at June 30, 2007 was $60.0 million and $52.0 million, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2007 and 2006 was $8.0 million and $25.3 million, respectively, and $12.7 million and $40.5 million during the six months ended June 30, 2007 and 2006, respectively.

The Company received $2.8 million and $4.5 million in proceeds from the exercise of 0.3 million and 0.4 million employee stock options during the three and six months ended June 30, 2007, respectively. During the three and six months ended June 30, 2006, the Company received $4.5 million and $8.0 million in proceeds from the exercise of 0.6 million and 1.0 million employee stock options, respectively.

Restricted Stock

The following table is a summary of activity related to restricted stock grants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Restricted share grants	32,544	15,191	146,967	133,207
Weighted Average Grant Date Fair Value Per Share	$38.12	$52.64	$40.39	$49.16
Aggregate Grant Date Fair Value ($000)	$1,241	$800	$5,935	$6,549
Restricted Shares Forfeited	7,693	13,513	25,790	18,487
Vesting Service Period of Shares Granted	4 years	4 years	4 years	4 years
Fair Value of Shares Vested ($000)	$463	$914	$5,437	$8,027

Compensation expense related to the fair value of these awards is recognized straight-line over the requisite service period on those restricted stock grants that ultimately vest. The fair value is measured by the average of the high and low market price of the Company’s common stock on the date of grant. Restricted stock awards in 2007 and 2006 vest ratably at 25 percent per year beginning with the first anniversary of the grant date.

Performance Vested Restricted Stock Units

During the first quarter of 2007, the Company granted performance vested restricted stock units (“PVRSU”) to certain officers. The vesting of these stock awards is contingent upon the Company achieving specified earnings per share targets at the end of specified performance periods and the employees’ continued employment. The performance conditions affect the number of shares that will ultimately vest. The range of possible stock-based award vesting is between 50% and 200% of the initial target. Under SFAS No. 123 (Revised), “Share-Based Payment” (“SFAS No. 123R”), compensation expense related to these awards will be recognized over the requisite period regardless of whether the performance targets have been met based on the Company’s estimate of the achievement of the performance target. The Company has currently estimated that 100% and 130% of the 2007 and 2006 awards targets will be achieved, respectively. The fair value is measured by the average of the high and low market price of the Company’s common stock on the date of grant. Compensation expense is recognized ratably over the requisite service period based on those PVRSU’s that ultimately vest. There were no grants of PVRSU’s during the three months ended June 30, 2007 and 2006.

The following table is a summary of activity related to PVRSU grants:

	Six Months Ended June 30,
	2007	2006
Performance Vested Restricted Stock Units Granted	21,141	29,780
Weighted Average Grant Date Fair Value Per Share	$40.75	$48.72
Aggregate Grant Date Fair Value ($000)	$862	$1,451
Requisite Service Period	3 years	3 years

A summary of stock-based award activity as of June 30, 2007, and changes during the six months ended are presented below:

	Six Months Ended June 30, 2007
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2007	2,860,159	$14.30		570,134	$29.81	49,780	$46.22
Granted	210,957	40.21		146,967	40.39	21,141	40.75
Exercised/Vested	(446,960)	10.10		(132,632)	28.84	—	—
Forfeited/Expired	(38,661)	19.87		(25,790)	30.58	—	—

Outstanding at June 30, 2007	2,585,495	$17.06	4.6 years	558,679	$32.78	70,921	$44.59

Options exercisable at June 30, 2007	1,824,490	$11.28	3.8 years

The components of the Company’s pretax stock-based compensation expense and associated income tax benefits are as follows for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006
Stock options	$0.5	$0.8	$2.1	$2.4
Restricted stock	1.5	1.3	3.0	2.5
Performance vested restricted stock units	0.1	0.1	0.5	0.6

Total	$2.1	$2.2	$5.6	$5.5

Income tax benefits	$0.8	$0.8	$2.1	$2.1

Stock-based compensation expense on stock option and performance vested restricted stock grants made to a retirement eligible executive officer during the six months ended June 30, 2007 and 2006 was recognized upon issuance of the grants rather than over the awards’ vesting periods since the terms of these grants provide that the awards will vest upon retirement of the employee. Compensation costs for stock options and performance vested restricted stock related to vesting upon retirement eligibility totaled $1.2 million and $1.3 million for the six month periods ended June 30, 2007 and 2006, respectively.

Dividends

On May 1, 2007, the Company declared a cash dividend of $0.15 per share (or approximately $9.8 million in the aggregate), which was paid on July 20, 2007 to shareholders of record on July 6, 2007. On February 12, 2007, the Company declared a cash dividend of $0.15 per share (or approximately $9.9 million in the aggregate), which was paid on April 20, 2007 to shareholders of record on April 5, 2007.

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

Stock Repurchase Program

During the three and six months ended June 30, 2007, the Company purchased 0.7 million and 1.2 million shares of common stock under the share repurchase program at a total cost of $28.3 million and $46.1 million, respectively. The Company did not purchase any common stock during the three and six months ended June 30, 2006 under the share repurchase program.

During the three and six months ended June 30, 2007, the Company purchased 2,160 and 31,139 shares of common stock at a total cost of $0.1 million and $1.3 million, respectively, from employees to satisfy statutory minimum tax-withholding requirements from the vesting of restricted stock grants. No shares were repurchased from employees to satisfy tax-withholding requirements during the three months ended June 30, 2006. During the six months ended June 30, 2006, the Company purchased 26,794 shares of common stock at a total cost of $1.1 million to satisfy statutory minimum tax-withholding requirements from the vesting of restricted stock grants. These purchases were outside the share repurchase program initiated in June 1998.

6. Earnings Per Share

The following table reconciles the number of shares used in the basic and diluted earnings per share calculations.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2007	2006	2007	2006
Computation of Basic Earnings Per Share:
Net Income	$28,645	$24,136	$44,960	$41,801

Weighted average shares outstanding-basic	65,475	65,356	65,627	65,070

Basic earnings per share	$0.44	$0.37	$0.69	$0.64

Computation of Diluted Earnings Per Share:
Net income for diluted earnings per share	$28,645	$24,136	$44,960	$41,801
Weighted average shares outstanding-basic	65,475	65,356	65,627	65,070
Effect of Dilutive Securities:
Employee stock option and restricted stock plan	1,124	1,749	1,196	1,855

Weighted average shares outstanding-diluted	66,599	67,105	66,823	66,925

Diluted earnings per share	$0.43	$0.36	$0.67	$0.62

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share assumes dilution and is computed based on the weighted-average number of common shares outstanding after consideration of the dilutive effect of stock options and unvested restricted stock. The effect of dilutive securities is computed using the treasury stock method and average market prices during the period. However, at June 30, 2007 and 2006, PVRSUs totaling 70,921 and 29,780 were excluded from the computation since the performance conditions had not been met at the reporting date. In addition, at June 30, 2007, the Company excluded 0.4 million anti-dilutive options from the computation of diluted earnings per share for the three and six months ended June 30, 2007. There were no anti-dilutive options at June 30, 2006.

7. Pension Plans

The Company sponsors an unfunded non-qualified defined benefit plan (“SERP”) for certain senior executives. No assets are held with respect to the plan; therefore benefits are funded as paid to participants. Effective December 31, 2006, the Company began accounting for the SERP in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). For the three and six months ended June 30, 2007, the Company recorded $0.2 million and $0.8 million, respectively for the expenses related to the SERP which is included in selling, general and administrative expense in the accompanying consolidated statements of income. For the three and six months ended June 30, 2006, the Company recorded $0.3 million and $0.6 million, respectively for the expenses related to the SERP. Based on the plan retirement age of 65 years old, no benefit payments are anticipated over the current year.

The following table presents the components of net periodic benefit costs for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2007	2006	2007	2006
Components of net periodic pension cost:
Service cost	$128	$170	$268	$339
Interest cost	94	87	191	175
Amortization:
Prior service cost	10	14	22	28
Loss	13	19	33	38

	245	290	514	580
Curtailment	—	—	248	—

Net periodic pension cost	$245	$290	$762	$580

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

(In thousands)
Service cost	$523
Interest cost	379
Amortization
Prior service cost	43
Loss	58

1,003
Curtailment loss	248

Net periodic pension cost	$1,251

The following is a reconciliation of the changes in the projected benefit obligation for the six months ended June 30, 2007:

(In thousands)
Projected benefit obligation, January 1, 2007	$7,223
Service cost	268
Interest cost	191
Remeasurement	(962)

Projected benefit obligation, June 30, 2007	$6,720

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit costs at June 30, 2007 are as follows:

(In thousands)
Transition asset (obligation)	$—
Prior service cost	(615)
Accumulated loss	(1,119)

Total	$(1,734)

8. Debt

On June 16, 2006, the Company entered into a new $350 million senior unsecured revolving credit agreement (the “Revolver”), with a syndicate of lenders. The proceeds from the Revolver were used to refinance and terminate a previous revolving credit facility. The Revolver allows the Company to borrow, repay and reborrow revolving loans up to $350 million (which includes swingline loans for up to $20 million and standby letters of credit up to $30 million) until the scheduled maturity date of June 16, 2011. The Company has the ability to request an increase in available borrowings under the Revolver by an additional amount of up to $150 million by obtaining the agreement of the existing lenders to increase their lending commitments or by adding additional lenders. The rate of interest generally applicable for revolving loans under the Revolver are, at the Company’s option, equal to either (i) the greater of the prime rate or the federal funds effective rate plus 50 basis points, or (ii) an adjusted LIBOR rate plus a margin between 22 and 70 basis points based on the Company’s credit rating. The Revolver requires the company to pay a quarterly facility fee, based upon the credit rating of the Company, at a rate between 8 and 17 1/2 basis points, on the full amount of the commitment (regardless of usage). The Revolver also requires the payment of a quarterly usage fee, based upon the credit rating of the Company, at a rate between 10 and 12 1/2 basis points, on the amount outstanding under the commitment, at all times when the amount borrowed under the Revolver exceeds 50% of the total commitment. The Revolver includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage. The Revolver also restricts the Company’s ability to make certain investments, incur certain debt, and dispose of assets, among other restrictions. As of June 30, 2007, the Company had $99.2 million of revolving loans outstanding pursuant to the Revolver. As of June 30, 2007, the Company was in compliance with all covenants under the Revolver.

In 1998, the Company completed a $100 million senior unsecured note offering (‘the Senior Notes’) at a discount of $0.6 million, bearing a coupon rate of 7.13% with an effective rate of 7.22%. The Senior Notes will mature on May 1, 2008, with interest on the Senior Notes paid semi-annually. The Senior Notes have been classified as a long-term liability at June 30, 2007, since the Company’s intention is to repay the Senior Notes upon maturity by utilizing the available capacity of the Revolver.

As of June 30, 2007, in addition to the Revolver and Senior Notes, the Company had a line of credit with a bank providing an aggregate of $10 million of borrowings, which is due upon demand. The line of credit ranks pari-pasu (or equally) with the Company’s Revolver and includes customary financial and other covenants that require the maintenance of certain ratios identical to those included in the Company’s Revolver. Borrowings under the line of credit bear interest rates established at the time of borrowing based on prime rate minus 175 basis points. As of June 30, 2007, the Company had no amounts outstanding pursuant to this line of credit.

In the second quarter of 2007, the Company repaid an outstanding note with a balance of $0.4 million by utilizing proceeds from the Revolver. The note had an original maturity date of January 1, 2009. The loan bore interest based on seventy percent of prime and required monthly principal and interest payments.

As of June 30, 2007, total debt outstanding for the Company was $199.1 million.

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

Choice Hotels International, Inc.

Condensed Consolidating Statement of Income

For the Three Months Ended June 30, 2007

(Unaudited, In Thousands)

	Choice Hotels International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$53,716	$26,707	$5,516	$(26,763)	$59,176
Initial franchise and relicensing fees	7,649	—	—	—	7,649
Brand solutions	5,995	—	—	—	5,995
Marketing and reservation	71,311	68,297	3,653	(61,451)	81,810
Other items, net	1,886	1,193	—	—	3,079

Total revenues	140,557	96,197	9,169	(88,214)	157,709
OPERATING EXPENSES:
Selling, general and administrative	25,335	24,060	2,973	(26,763)	25,605
Marketing and reservation	75,120	64,980	3,161	(61,451)	81,810
Other items, net	794	1,865	272	—	2,931

Total operating expenses	101,249	90,905	6,406	(88,214)	110,346
Operating income	39,308	5,292	2,763	—	47,363
OTHER INCOME AND EXPENSES, NET:
Interest expense	3,383	(134)	(32)	—	3,217
Other items, net	(107)	(1,395)	(400)	—	(1,902)
Equity in earnings of consolidated subsidiaries	(5,558)	—	—	5,558	—

Total other income and expenses, net	(2,282)	(1,529)	(432)	5,558	1,315

Income before income taxes	41,590	6,821	3,195	(5,558)	46,048
Income taxes	12,945	3,846	612	—	17,403

Net income	$28,645	$2,975	$2,583	$(5,558)	$28,645

Choice Hotels International, Inc.

Condensed Consolidating Statement of Income

For the Three Months Ended June 30, 2006

(Unaudited, In Thousands)

	Choice Hotels International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$49,347	$23,983	$3,630	$(23,814)	$53,146
Initial franchise and relicensing fees	6.723	—	—	—	6,723
Brand solutions	4,900	—	—	—	4,900
Marketing and reservation	63,203	60,362	2,395	(53,218)	72,742
Other items, net	1,849	1,180	—	—	3,029

Total revenues	126,022	85,525	6,025	(77,032)	140,540
OPERATING EXPENSES:
Selling, general and administrative	23,949	21,766	761	(24,234)	22,242
Marketing and reservation	66,156	57,524	1,860	(52,798)	72,742
Other items, net	798	2,456	188	—	3,442

Total operating expenses	90,903	81,746	2,809	(77,032)	98,426
Operating income	35,119	3,779	3,216	—	42,114
OTHER INCOME AND EXPENSES, NET:
Interest expense	4,236	(201)	9	—	4,044
Other items, net	282	301	(197)	—	386
Equity in earnings of consolidated subsidiaries	(5,438)	—	—	5,438	—

Total other income and expenses, net	(920)	100	(188)	5,438	4,430

Income before income taxes	36,039	3,679	3,404	(5,438)	37,684
Income taxes	11,903	1,377	268	—	13,548

Net income	$24,136	$2,302	$3,136	$(5,438)	$24,136

Choice Hotels International, Inc.

Condensed Consolidating Statement of Income

For the Six Months Ended June 30, 2007

(Unaudited, In Thousands)

	Choice Hotels International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$92,415	$54,033	$10,155	$(54,099)	$102,504
Initial franchise and relicensing fees	12,580	—	—	—	12,580
Brand solutions	8,981	—	—	—	8,981
Marketing and reservation	123,130	133,579	6,925	(119,783)	143,851
Other items, net	3,687	2,289	—	—	5,976

Total revenues	240,793	189,901	17,080	(173,882)	273,892
OPERATING EXPENSES:
Selling, general and administrative	49,087	49,319	5,198	(54,099)	49,505
Marketing and reservation	129,856	127,554	6,224	(119,783)	143,851
Other items, net	1,600	3,643	544	—	5,787

Total operating expenses	180,543	180,516	11,966	(173,882)	199,143
Operating income	60,250	9,385	5,114	—	74,749
OTHER INCOME AND EXPENSES, NET:
Interest expense	6,505	(259)	(32)	—	6,214
Other items, net	(167)	(1,747)	(783)	—	(2,697)
Equity in earnings of consolidated subsidiaries	(11,108)	—	—	11,108	—

Total other income and expenses, net	(4,770)	(2,006)	(815)	11,108	3,517

Income before income taxes	65,020	11,391	5,929	(11,108)	71,232
Income taxes	20,060	5,420	792	—	26,272

Net income	$44,960	$5,971	$5,137	$(11,108)	$44,960

Choice Hotels International, Inc.

Condensed Consolidating Statement of Income

For the Six Months Ended June 30, 2006

(Unaudited, In Thousands)

	Choice Hotels International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$85,905	$46,223	$7,132	$(46,250)	$93,010
Initial franchise and relicensing fees	12,366	—	—	—	12,366
Brand solutions	7,682	—	—	—	7,682
Marketing and reservation	111,122	124,134	4,299	(108,837)	130,718
Other items, net	4,022	2,160	—	—	6,182

Total revenues	221,097	172,517	11,431	(155,087)	249,958
OPERATING EXPENSES:
Selling, general and administrative	43,725	41,840	1,577	(46,625)	40,517
Marketing and reservation	117,241	118,458	3,481	(108,462)	130,718
Other items, net	1,594	4,567	375	—	6,536

Total operating expenses	162,560	164,865	5,433	(155,087)	177,771
Operating income	58,537	7,652	5,998	—	72,187
OTHER INCOME AND EXPENSES, NET:
Interest expense	8,453	(388)	19	—	8,084
Other items, net	232	(311)	(497)	—	(576)
Equity in earnings of consolidated subsidiaries	(10,035)	—	—	10,035	—

Total other income and expenses, net	(1,350)	(699)	(478)	10,035	7,508

Income before income taxes	59,887	8,351	6,476	(10,035)	64,679
Income taxes	18,086	4,232	560	—	22,878

Net income	$41,801	$4,119	$5,916	$(10,035)	$41,801

Choice Hotels International, Inc.

Condensed Consolidating Balance Sheet

As of June 30, 2007

(Unaudited, In thousands)

	Choice Hotels International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$9,595	$546	$37,189	$—	$47,330
Receivables	40,734	760	4,501	—	45,995
Other current assets	7,927	8,935	1,287	—	18,149

Total current assets	58,256	10,241	42,977	—	111,474
Property and equipment, at cost, net	16,504	26,437	733	—	43,674
Goodwill	60,620	5,193	—	—	65,813
Franchise rights and other identifiable intangibles, net	22,469	6,118	5,090	—	33,677
Investments, employee benefit plans, at fair value	—	34,083	—	—	34,083
Investment in and advances to affiliates	211,018	123,252	48,553	(382,823)	—
Receivable, marketing fees	7,449	—	—	(310)	7,139
Deferred income taxes	—	37,807	731	(13,151)	25,387
Other assets	1,233	9,410	434	(280)	10,797

Total assets	$377,549	$252,541	$98,518	$(396,564)	$332,044

Accounts payable	$8,890	$28,627	$4,028	—	$41,545
Accrued expenses and other	14,556	17,049	1,466	—	33,071
Deferred revenue	7,214	41,770	—	—	48,984
Deferred compensation & retirement plan obligations	—	3,343	—	—	3,343
Income taxes payable	8,810	7,476	1,650	—	17,936

Total current liabilities	39,470	98,265	7,144	—	144,879
Long-term debt	199,146	—	—	—	199,146
Deferred compensation & retirement plan obligations	—	41,541	2	—	41,543
Advances from affiliates	180,610	6,011	49,261	(235,882)	—
Payable, marketing fees	—	310	—	(310)	—
Deferred income taxes	13,151	—	—	(13,151)	—
Other liabilities	17,025	839	745	(280)	18,329

Total liabilities	449,402	146,966	57,152	(249,623)	403,897

Total shareholders’ deficit	(71,853)	105,575	41,366	(146,941)	(71,853)

Total liabilities and shareholders’ deficit	$377,549	$252,541	$98,518	$(396,564)	$332,044

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

Choice Hotels International, Inc.

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2007

(Unaudited, In thousands)

	Choice Hotels International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided from Operating Activities	$40,352	$4,831	$11,963	—	$57,146

Cash Flows From Investing Activities
Investment in property and equipment	(1,689)	(3,973)	(124)	—	(5,786)
Acquisitions, net of cash acquired	—	—	(343)	—	(343)
Issuance of notes receivable	(3,038)	(217)	—	—	(3,255)
Collection of notes receivable	75	394	—	—	469
Purchases of investments, employee benefit plans	—	(5,701)	—	—	(5,701)
Proceeds from the sales of investments, employee benefit plans	—	1,551	—	—	1,551
Other items, net	(225)	(271)	137	—	(359)

Net Cash Used in Investing Activities	(4,877)	(8,217)	(330)	—	(13,424)

Cash Flows from Financing Activities
Principal payments of long-term debt	(422)	—	—	—	(422)
Net borrowings pursuant to revolving credit facility	27,000	—	—	—	27,000
Purchase of treasury stock	(47,341)	—	—	—	(47,341)
Excess tax benefits from stock-based compensation	46	3,719	—	—	3,765
Dividends paid	(19,751)	—	—	—	(19,751)
Proceeds from exercise of stock options	4,516	—	—	—	4,516

Net Cash Provided (Used) from Financing Activities	(35,952)	3,719	—	—	(32,233)

Net change in cash and cash equivalents	(477)	333	11,633	—	11,489
Cash and cash equivalents at beginning of period	10,072	213	25,556	—	35,841

Cash and Cash Equivalents at End of Period	$9,595	$546	$37,189	—	$47,330

Choice Hotels International, Inc.

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2006

(Unaudited, In thousands)

	Choice Hotels International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided (Used) from Operating Activities	$58,192	$(2,387)	$6,823	—	$62,628

Cash Flows From Investing Activities
Investment in property and equipment	(2,633)	(1,361)	(51)	—	(4,045)
Issuance of notes receivable	—	(1,277)	—	—	(1,277)
Collections of notes receivable	—	359	—	—	359
Purchases of investments, employee benefit plans	—	(5,784)	—	—	(5,784)
Proceeds from the sale of investments, employee benefit plans	—	1,387	—	—	1,387
Other items, net	(132)	(591)	427	—	(296)

Net Cash Provided (Used) from Investing Activities	(2,765)	(7,267)	376	—	(9,656)

Cash Flows from Financing Activities
Principal payment of long-term debt	(73)	—	—	—	(73)
Net repayments pursuant to revolving credit facilities	(49,600)	—	—	—	(49,600)
Purchase of treasury stock	(1,132)	—	—	—	(1,132)
Excess tax benefits from stock-based compensation	3,965	8,018	—	—	11,983
Debt issuance costs	(472)	—	—	—	(472)
Dividends paid	(16,925)	—	—	—	(16,925)
Proceeds from exercise of stock options	7,984	—	—	—	7,984

Net Cash Provided (Used) in Financing Activities	(56,253)	8,018	—	—	(48,235)

Net change in cash and cash equivalents	(826)	(1,636)	7,199	—	4,737
Cash and cash equivalents at beginning of period	5,848	2,052	9,021	—	16,921

Cash and Cash Equivalents at End of Period	$5,022	$416	$16,220	—	$21,658

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

The following table presents the financial information for the Company’s franchising segment:

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
(In thousands)	Franchising	Corporate & Other	Consolidated	Franchising	Corporate & Other	Consolidated
Revenues	$156,516	$1,193	$157,709	$139,360	$1,180	$140,540
Operating income (loss)	$58,400	$(11,037)	$47,363	$54,665	$(12,551)	$42,114

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
(In thousands)	Franchising	Corporate & Other	Consolidated	Franchising	Corporate & Other	Consolidated
Revenues	$271,603	$2,289	$273,892	$247,798	$2,160	$249,958
Operating income (loss)	$97,971	$(23,222)	$74,749	$95,031	$(22,844)	$72,187

11. Commitments and Contingencies

The Company is a defendant in a number of lawsuits arising in the ordinary course of business. In the opinion of management and the general counsel to the Company, the ultimate outcome of such litigation will not have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

In April 2007, two punitive federal securities law class actions were filed in the United States District Court for the District of Colorado on behalf of persons who purchased the Company’s stock between April 25, 2006, and July 26, 2006. These substantially-similar lawsuits assert claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, against the Company, its current Vice Chairman and Chief Executive Officer, and its former Executive Vice President and Chief Financial Officer. These claims are related to the Company’s July 25, 2006 announcement of its results of operations for the second quarter of 2006.

Since the initial filings, the Company has filed a motion to transfer the litigation from Colorado to the United States District Court for the District of Maryland. Additionally, one plaintiff has petitioned the Court to be named lead plaintiff in the dispute. At this time, the Company has not responded to the complaints filed and is not required to do so until after a lead plaintiff is appointed and a consolidated complaint is filed. The Company believes that the allegations contained within these class action lawsuits are without merit and intends to vigorously defend the litigation.

The Company’s management does not expect that the outcome of any of its currently ongoing legal proceedings individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In March 2006, the Company guaranteed $1 million of a bank loan funding a franchisee’s construction of a Cambria Suites in Green Bay, Wisconsin. The guaranty was scheduled to expire in June 2010. In the second quarter of 2007, the Company was released from its obligations under the March 2006 guaranty, and subsequently, on May 3, 2007, issued a new $1 million guaranty for a bank loan funding the construction for the same franchisee’s Cambria Suites in Green Bay, Wisconsin. The guaranty expires in August 2010. The Company has received personal guarantees from several of the franchisee’s principal owners related to the repayment of any amounts paid by the Company under this guaranty.

In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for breaches of representations and warranties. Such guarantees or indemnifications are granted under various agreements, including those governing (i) purchases or sales of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks, (iv) access to credit facilities, (v) issuances of debt or equity securities, and (vi) other operating agreements. The guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) franchisees in licensing agreements, (iv) financial institutions in credit facility arrangements, and (v) underwriters in debt or equity security issuances. In addition, these parties may also be indemnified against any third party claim resulting from the transaction that is contemplated in the underlying agreement. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under these guarantees, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords against third party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates any potential payments to be made.

12. Termination Charges

During the first quarter of 2007, the Company recorded a $3.7 million charge for employee termination benefits relating to the termination of certain executive officers. Termination benefits include salary continuation of approximately $2.5 million, SERP curtailment expenses of $0.2 million and $1.0 million of accelerated share based compensation. Termination benefits payable to the executives were accounted for under SFAS No. 112 “Employer’s Accounting for Post-employment Benefits”. At June 30, 2007, approximately $3.1 million of termination benefits remained of which $2.9 million is included in current liabilities and $0.2 million in other long-term liabilities in the Company’s consolidated financial statements.

13. Recently Issued Accounting Standards

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

14. Subsequent Event

Subsequent to June 30, 2007 through August 9, 2007, the Company repurchased an additional 1.3 million shares of its common stock at a total cost of $50.5 million.

During 2005, the Company acquired 100% of the stock of Suburban Franchise Holding Company, Inc. (“Suburban”) and its wholly owned subsidiary, Suburban Franchise Systems, Inc. Beginning on the third anniversary of the closing, the merger provided for contingent cash payments of up to $5.0 million to be made upon the satisfaction of certain criteria. At June 30, 2007, no liabilities had been recorded related to the contingent cash payments. Subsequent to June 30, 2007, the Company has determined that the performance conditions can no longer be satisfied and therefore the contingent consideration will not be earned.

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

Overview

We are a hotel franchisor with franchise agreements representing 5,474 hotels open and 943 hotels under development as of June 30, 2007, with 445,826 rooms and 75,747 rooms, respectively, in 49 states, the District of Columbia and 38 countries and territories outside the United States. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Sleep Inn®, Econo Lodge®, Rodeway Inn® , MainStay Suites®, Suburban Extended Stay Hotel®, Cambria Suites™ and Flag Hotels®.

The Company conducts its international franchise operations through a combination of direct franchising and master franchising arrangements (which allow the use of our brands by third parties in foreign countries). The Company has made equity investments in certain non-domestic lodging franchise companies that conduct franchise operations for the Company’s brands under master franchising relationships. As a result of our use of master franchising relationships and international market conditions, total revenues from international operations comprised only 7% of our total revenues for the six months ended June 30, 2007 while representing approximately 21% of hotels open at June 30, 2007.

During 2006, the Company acquired 100% of the stock of Choice Hotels Franchise GmbH (“CHG”). CHG was a wholly owned subsidiary of one of the Company’s master franchisees, The Real Hotel Company PLC (“RHC”), formerly known as CHE Hotel Group PLC. Under the master franchise agreement with RHC, CHG franchised hotels under the Company’s brands in Austria, Germany, Italy, Czech Republic and portions of Switzerland. As a result of this acquisition, the master franchise agreement between the Company and RHC covering these countries terminated. The results of CHG have been consolidated with the Company since October 30, 2006.

During 2006, the Company acquired RHC’s assets, including franchise contracts, related to its franchising of hotels under the Company’s brands in France, Belgium, Portugal, Spain and portions of Switzerland. As a result of the acquisition, the master franchise agreement between the Company and RHC covering these countries terminated and the Company commenced direct franchising operations in these countries on November 30, 2006.

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

With a focus on hotel franchising instead of ownership, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our business provides opportunities to improve operating results by increasing the number of franchised properties and effective royalty rates of our franchise contracts resulting in increased initial fee revenue; ongoing royalty fees and brand solutions revenues. In addition, our operating results can also be improved through our company wide efforts related to improving property level performance. In addition to these revenues, we also collect marketing and reservation fees to support centralized marketing and reservation activities for the franchise system. As a lodging franchisor, the Company has relatively low capital expenditure requirements.

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

Maximizing Financial Returns and Creating Value for Shareholders. Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. We believe our strong and predictable cash flows create a strong financial position that provides us a competitive advantage. Our business does not require significant capital to operate and grow, therefore, we can maintain a capital structure that generates high financial returns and use our excess cash flow to increase returns to our shareholders. We have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. Through June 30, 2007, we have repurchased 34.8 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $758 million since the program’s inception. Considering the effect of the two-for-one stock split, the Company has repurchased 67.8 million shares at an average price of $11.17 per share through June 30, 2007. At June 30, 2007, the Company had 3.9 million shares remaining under our current board of directors’ authorization. The Company expects to continue to return value to its shareholders through a combination of dividends and share repurchases, subject to market and other conditions and upon completion of the current authorization we will evaluate the propriety of additional share repurchases with our board of directors. During the three and six months ended June 30, 2007, we paid cash dividends totaling approximately $9.9 million and $19.8 million, respectively and we presently expect to continue to pay dividends in the future. On May 1, 2007, our board of directors declared a cash dividend of $0.15 on outstanding common shares payable on July 20, 2007 to shareholders of record on July 6, 2007. Based on our present dividend rate and outstanding share count, aggregate annual dividends would be approximately $39.3 million.

We believe these value drivers, when properly implemented, will enhance our profitability, maximize our financial returns and continue to generate value for our shareholders. The ultimate measure of our success will be reflected in the items below.

Results of Operation: Royalty fees, operating income, net income and diluted earnings per share (“EPS”) represent key measurements of these value drivers. In the three months ended June 30, 2007, royalty fees revenue totaled $59.2 million, an 11% increase from the same period in 2006. Operating income totaled $47.4 million for the three months ended June 30, 2007, a $5.2 million or 12% increase from the same period in 2006. Net income for the three months ended June 30, 2007 increased $4.5 million to $28.6 million, a 19% increase from the second quarter of 2006. Diluted earnings per share for the second quarter of 2007 were $0.43 compared to $0.36 for the second quarter of 2006, a 19% improvement resulting primarily from increased net income. These measurements will continue to be a key management focus in 2007 and beyond.

Refer to MD&A heading “Operations Review” for additional analysis of our results.

Liquidity and Capital Resources: The Company generates significant cash flows from operations. In the six months ended June 30, 2007 and 2006, net cash provided by operating activities was $57.1 million and $62.6 million, respectively. Since our business does not require significant reinvestment of capital, we utilize cash in ways that management believes provide the greatest returns to our shareholders, which include share repurchases and dividends. We believe the Company’s cash flow from operations and available financing capacity are sufficient to meet the expected future operating, investing and financing needs of the business.

Refer to MD&A heading “Liquidity and Capital Resources” for additional analysis.

Operations Review

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2007 and June 30, 2006

The Company recorded net income of $28.6 million for the three months ended June 30, 2007, an increase of $4.5 million, or 19% from $24.1 million for the quarter ended June 30, 2006. The increase in net income for the three months ended June 30, 2007 is primarily attributable to a $5.2 million increase in operating income, a $0.8 million decline in interest expense, a $1.9 million increase in interest and other investment income, offset by an increase in the effective income tax rate to 37.8% from 36.0%.The effective income tax rate increased primarily due to a decline in the proportion of foreign income earned over the prior year period, which is taxed at lower rates than statutory U.S. income tax rates. Operating income increased as a result of an $8.1 million, or 12% increase in franchising revenues (total revenues excluding marketing and reservation revenues and hotel operations) partially offset by a $3.4 million increase in selling, general and administrative expenses. The increase in selling, general and administration expenses was partially due to the commencement of direct franchising operations in continental Europe. The $3.1 million decline in net other income and expenses was primarily related to investment gains on assets held in the Company’s non-qualified employee benefit plans and an $0.8 million decline in interest expense due to lower average debt balances.

Summarized financial results for the three months ended June 30, 2007 and 2006 are as follows:

(in thousands, except per share amounts)	2007	2006
REVENUES:
Royalty fees	$59,176	$53,146
Initial franchise and relicensing fees	7,649	6,723
Brand solutions	5,995	4,900
Marketing and reservation	81,810	72,742
Hotel operations	1,193	1,180
Other	1,886	1,849

Total revenues	157,709	140,540

OPERATING EXPENSES:
Selling, general and administrative	25,605	22,242
Depreciation and amortization	2,137	2,642
Marketing and reservation	81,810	72,742
Hotel operations	794	800

Total operating expenses	110,346	98,426

Operating income	47,363	42,114

OTHER INCOME AND EXPENSES, NET:
Interest expense	3,217	4,044
Interest and other investment (income) loss	(1,721)	174
Equity in net income of affiliates	(181)	(130)
Loss on extinguishment of debt	—	342

Total other income and expenses, net	1,315	4,430

Income before income taxes	46,048	37,684
Income taxes	17,403	13,548

Net income	$28,645	24,136

Weighted average shares outstanding – diluted	66,599	67,105

Diluted earnings per share	$0.43	$0.36

Management analyzes its business based on franchising revenues, which is total revenues excluding marketing and reservation revenues and hotel operations, and franchise operating expenses that are reflected as selling, general and administrative expenses.

Franchising Revenues: Franchising revenues were $74.7 million for the three months ended June 30, 2007 compared to $66.6 million for the three months ended June 30, 2006. The growth in franchising revenues is primarily due to an 11% increase in royalty revenues, a 14% increase in initial franchise and relicensing fees and a 22% increase in brand solutions revenues.

Domestic royalty fees increased $4.3 million to $53.9 million from $49.6 million in the three months ended June 30, 2007, an increase of 8.7%. The increase in royalties is attributable to a combination of factors including a 4.2% increase in the number of domestic franchised hotel rooms, a 3.3% increase in RevPAR and an increase in the effective royalty rate of the domestic hotel system from 4.10% to 4.14%. System-wide RevPAR increases resulted primarily from average daily rate (“ADR”) increases of 4.4% over the prior year offset by a 60 basis point decline in occupancy rates.

A summary of the Company’s domestic franchised hotels operating information is as follows:

	For the Three Months Ended June 30, 2007			For the Three Months Ended June 30, 2006			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$75.62	63.9%	$48.29	$71.84	64.0%	$45.97	5.3%	-10	bps	5.0%
Comfort Suites	87.54	67.8%	59.36	83.04	69.5%	57.72	5.4%	-170	bps	2.8%
Sleep	69.74	65.4%	45.63	66.69	65.2%	43.47	4.6%	20	bps	5.0%

Midscale without Food & Beverage	77.32	64.9%	50.18	73.42	65.2%	47.90	5.3%	-30	bps	4.8%

Quality	68.96	55.4%	38.19	66.18	56.5%	37.36	4.2%	-110	bps	2.2%
Clarion	80.13	53.1%	42.51	77.77	53.5%	41.63	3.0%	-40	bps	2.1%

Midscale with Food & Beverage	71.58	54.8%	39.24	69.01	55.7%	38.44	3.7%	-90	bps	2.1%

Econo Lodge	52.85	48.4%	25.55	52.09	47.5%	24.75	1.5%	90	bps	3.2%
Rodeway	51.47	46.1%	23.71	49.98	44.5%	22.23	3.0%	160	bps	6.7%

Economy	52.56	47.8%	25.14	51.72	47.0%	24.29	1.6%	80	bps	3.5%

MainStay	69.53	69.7%	48.43	67.43	70.3%	47.39	3.1%	-60	bps	2.2%
Suburban	40.39	70.7%	28.56	38.95	76.8%	29.91	3.7%	-610	bps	-4.5%

Extended Stay	46.65	70.5%	32.88	44.05	75.5%	33.27	5.9%	-500	bps	-1.2%

Total	$70.98	59.1%	$41.92	$67.98	59.7%	$40.58	4.4%	-60	bps	3.3%

The number of domestic rooms on-line increased to 346,712 as of June 30, 2007 from 332,656 as of June 30, 2006, an increase of 4.2%. The total number of domestic hotels on-line grew 5.1% to 4,326 as of June 30, 2007 from 4,116 as of June 30, 2006. A summary of the domestic hotels and rooms on-line at June 30, 2007 and 2006 by brand is as follows:

	June 30, 2007		June 30, 2006		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	%	%
Comfort Inn	1,424	111,230	1,411	110,440	13	790	0.9%	0.7%
Comfort Suites	453	35,494	417	32,786	36	2,708	8.6%	8.3%
Sleep	340	25,338	320	24,133	20	1,205	6.3%	5.0%

Midscale without Food & Beverage	2,217	172,062	2,148	167,359	69	4,703	3.2%	2.8%

Quality	783	75,840	692	68,407	91	7,433	13.2%	10.9%
Clarion	161	23,378	157	23,262	4	116	2.5%	0.5%

Midscale with Food & Beverage	944	99,218	849	91,669	95	7,549	11.2%	8.2%

Econo Lodge	819	49,882	825	50,673	(6)	(791)	-0.7%	-1.6%
Rodeway	256	15,412	203	12,469	53	2,943	26.1%	23.6%

Economy	1,075	65,294	1,028	63,142	47	2,152	4.6%	3.4%

MainStay	29	2,166	27	2,047	2	119	7.4%	5.8%
Suburban	60	7,853	64	8,439	(4)	(586)	-6.3%	-6.9%

Extended Stay	89	10,019	91	10,486	(2)	(467)	-2.2%	-4.5%

Cambria Suites	1	119	—	—	1	119	NM	NM

Total Domestic Franchises	4,326	346,712	4,116	332,656	210	14,056	5.1%	4.2%

International rooms on-line increased to 99,114 as of June 30, 2007 from 98,818 as of June 30, 2006. The total number of international hotels on-line decreased from 1,168 as of June 30, 2006 to 1,148 as of June 30, 2007.

As of June 30, 2007, the Company had 858 franchised domestic hotels with 67,740 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 687 hotels and 53,765 rooms at June 30, 2006. The number of new construction franchised hotels in the Company’s domestic pipeline increased 24% to 611 at June 30, 2007 from 494 at June 30, 2006. The Company had an additional 85 franchised hotels with 8,007 rooms under development in its international system as of June 30, 2007 compared to 65 hotels and 5,993 rooms at June 30, 2006. While the Company’s hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.

A summary of the domestic franchised hotels under construction, awaiting conversion or approved for development at June 30, 2007 and 2006 by brand is as follows:

	June 30, 2007 Units			June 30, 2006 Units			Variance
							Conversion		New Construction		Total
	Conversion	New Construction	Total	Conversion	New Construction	Total	Units	%	Units	%	Units	%
Comfort Inn	42	121	163	40	101	141	2	5%	20	20%	22	16%
Comfort Suites	3	240	243	4	202	206	(1)	(25)%	38	19%	37	18%
Sleep Inn	—	108	108	—	85	85	—	NM	23	27%	23	27%

Midscale without Food & Beverage	45	469	514	44	388	432	1	2%	81	21%	82	19%

Quality	68	11	79	55	14	69	13	24%	(3)	-21%	10	14%
Clarion	23	7	30	18	4	22	5	28%	3	75%	8	36%

Midscale with Food & Beverage	91	18	109	73	18	91	18	25%	—	0%	18	20%

Econo Lodge	44	4	48	24	6	30	20	83%	(2)	-33%	18	60%
Rodeway	61	1	62	50	1	51	11	22%	—	0%	11	22%

Economy	105	5	110	74	7	81	31	42%	(2)	-29%	29	36%

MainStay	1	33	34	1	35	36	—	0%	(2)	-6%	(2)	-6%
Suburban	5	30	35	1	18	19	4	400%	12	67%	16	84%

Extended Stay	6	63	69	2	53	55	4	200%	10	19%	14	25%

Cambria Suites	—	56	56	—	28	28	—	NM	28	100%	28	100%

	247	611	858	193	494	687	54	28%	117	24%	171	25%

There were 72 net domestic franchise additions during the three months ended June 30, 2007 compared to 46 net franchise additions during the three months ended June 30, 2006. Gross domestic franchise additions increased from 114 for the three months ended June 30, 2006 to 122 for the same period of 2007. Net franchise terminations decreased to 50 from 68 for the three months ended June 30, 2007. The Company continues to execute its strategy to replace franchised hotels that do not meet our brand standards or are underperforming in their market. As the competition gets stronger and more focused on limited service franchising, the Company will continue to focus on improving its system hotels and utilizing the domestic hotels under development as a strong platform for continued system growth.

International royalties increased $1.7 million or 47% from $3.6 million in the second quarter of 2006 to $5.3 million for the same period of 2007 primarily due to the commencement of direct franchising operations in continental Europe which contributed $1.1 million of additional royalties.

New domestic franchise agreements executed in the three months ended June 30, 2007 totaled 176 representing 14,493 rooms compared to 155 agreements representing 12,956 rooms executed in the second quarter of 2006. During the second quarter of 2007, 68 of the executed agreements were for new construction hotel franchises, representing 5,570 rooms, compared to 58 contracts, representing 4,320 rooms for the same period a year ago. Conversion hotel franchise executed contracts totaled 108 representing 8,923 rooms for three months ended June 30, 2007 compared to 97 agreements representing 8,636 rooms from the same period a year ago. Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise agreements increased 30% to $4.8 million for the three months ended June 30, 2007 from $3.7 million for the three months ended June 30, 2006. Higher revenues than the prior year resulted primarily from 21 additional executed agreements.

A summary of executed domestic franchise agreements by brand for the three months ended June 30, 2007 and 2006 is as follows:

	For the Three Months Ended June 30, 2007			For the Three Months Ended June 30, 2006			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	11	17	28	9	5	14	22%	240%	100%
Comfort Suites	26	2	28	29	2	31	-10%	0%	-10%
Sleep	8	1	9	7	—	7	14%	NM	29%

Midscale without Food & Beverage	45	20	65	45	7	52	0%	186%	25%

Quality	4	28	32	3	32	35	33%	-13%	-9%
Clarion	2	15	17	—	9	9	NM	67%	89%

Midscale with Food & Beverage	6	43	49	3	41	44	100%	5%	11%

Econo Lodge	1	15	16	—	14	14	NM	7%	14%
Rodeway	—	28	28	1	33	34	-100%	-15%	-18%

Economy	1	43	44	1	47	48	0%	-9%	-8%

MainStay	4	1	5	1	—	1	300%	NM	400%
Suburban	3	1	4	3	2	5	0%	-50%	-20%

Extended Stay	7	2	9	4	2	6	75%	0%	50%

Cambria Suites	9	—	9	5	—	5	80%	NM	80%

Total Domestic System	68	108	176	58	97	155	17%	11%	14%

Relicensing fees are charged to the new property owner of a franchised property whenever an ownership change occurs and the property remains in the franchise system. During the three months ended June 30, 2007, relicensings increased 5% to 96 for the three months ended June 30, 2007 from 91 in the second quarter of 2006. Despite the increase in relicensing contracts, fees declined 3% to $2.9 million for the three months ended June 30, 2007 from $3.0 million for the three months ended June 30, 2006 primarily due to lower average fees earned per contract.

Brand solutions revenue increased $1.1 million or 22% to $6.0 million resulting primarily from increased vendor sponsorships of our annual franchisee convention.

Franchise Expenses: The cost to operate the franchising business is reflected in selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $25.6 million for the three months ended June 30, 2007, an increase of $3.4 million from the three months ended June 30, 2006. As a percentage of revenues, excluding marketing and reservation fees and hotel operations, total SG&A expenses were 34.3% for the three months ended June 30, 2007 compared to 33.4% for the three months ended June 30, 2006. Expenses as a percentage of franchise revenues increased primarily due to an additional $0.7 million in expenses related to the commencement of direct franchising operations in continental Europe.

Depreciation and Amortization: Expenses declined $0.5 million to $2.1 million for the three months ended June 30, 2007 due to the acceleration of depreciation in the prior year period resulting from the renovation and replacement of furniture, fixtures and equipment at two of the Company-owned MainStay Suites.

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

Total marketing and reservations revenues were $81.8 million and $72.7 million for the three months ended June 30, 2007 and 2006, respectively. Depreciation and amortization attributable to marketing and reservation activities were $1.9 and $2.0 million for the three months ended June 30, 2007 and 2006, respectively. Interest expense attributable to reservation activities was $0.1 million and $0.2 million for the three months ended June 30, 2007 and 2006, respectively. Marketing and reservations activities generated $1.7 million and $0.7 million of positive operating cash flow for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007 and December 31, 2006, the Company’s balance sheet includes a receivable of $7.1 million and $6.7 million, respectively resulting from the cumulative marketing expenses incurred in excess of accumulated marketing fees earned. These receivables are recorded as assets in the financial statements as the Company has the contractual authority to require that the franchisees in the system at any given point repay the Company for any deficits related to marketing and reservation activities. The Company’s current franchisees are legally obligated to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue. The Company has no present intention to accelerate repayment of the deficit from current franchisees. A payable has been recorded in the Company’s balance sheet within other long-term liabilities related to cumulative reservation fee revenues received in excess of reservation fee expenses incurred totaling $6.7 million and $8.4 million at June 30, 2007 and December 31, 2006, respectively. Cumulative reservation and marketing fees not expended are recorded as a payable on the financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements.

Other Income and Expenses, Net: Other income and expenses, net, decreased $3.1 million to an expense of $1.3 million for the three months ended June 30, 2007 from $4.4 million for the same period in 2006. This decline resulted primarily from a $1.4 million increase in the fair value of investments held in non-qualified employee benefit plans versus a $0.3 million decline in the value of these investments in the prior year period. In addition, interest expense declined $0.8 million from $4.0 million to $3.2 million for the three months ended June 30, 2007. Interest expense declined due to lower outstanding borrowings on the Company’s variable rate debt partially offset by higher average interest rates. The Company’s weighted average interest rate as of June 30, 2007 was 6.42% compared to 6.34% as of June 30, 2006.

Income Taxes: The Company’s effective income tax provision rate was 37.8% for the three months ended June 30, 2007, an increase of 180 bps from the effective income tax provision rate of 36.0% for the three months ended June 30, 2006. The effective income tax rate increased primarily due to a decline in the proportion of foreign income earned over the prior year period, which is taxed at lower rates than statutory federal income tax rates. Depending upon the outcome of certain income tax contingencies during 2007 up to $2.0 million of additional income tax benefits may be reflected in our 2007 results of operations from the resolution of tax contingency reserves.

Net income for the three months ended June 30, 2007 increased by 19% to $28.6 million, and diluted earnings per share increased 19% to $0.43 for the three months ended June 30, 2007 from $0.36 reported for the three months ended June 30, 2006.

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2007 and June 30, 2006

The Company recorded net income of $45.0 million for the six months ended June 30, 2007, an increase of $3.2 million, or 8% from $41.8 million for the six months ended June 30, 2006. The increase in net income for the six months ended June 30, 2007 is primarily attributable to a $2.6 million increase in operating income, a $1.9 million decline in interest expense and a $1.8 million increase in interest and other investment income. Operating income increased as a result of a $10.7 million, or 9% increase in franchising revenues (total revenues excluding marketing and reservation revenues and hotel operations) partially offset by a $9.0 million increase in selling, general and administrative expenses. The increase in selling, general and administration expenses was primarily due to executive termination benefits of $3.7 million incurred during the first quarter of 2007 as well as the commencement of direct franchising operations in continental Europe. The $4.0 million decline in net other income and expenses was primarily related to investment gains on assets held in the Company’s non-qualified employee benefit plans and a decline in interest expense due to lower average debt outstanding.

Summarized financial results for the six months ended June 30, 2007 and 2006 are as follows:

(in thousands, except per share amounts)	2007	2006
REVENUES:
Royalty fees	$102,504	$93,010
Initial franchise and relicensing fees	12,580	12,366
Brand solutions	8,981	7,682
Marketing and reservation	143,851	130,718
Hotel operations	2,289	2,160
Other	3,687	4,022

Total revenues	273,892	249,958

OPERATING EXPENSES:
Selling, general and administrative	49,505	40,517
Depreciation and amortization	4,252	4,991
Marketing and reservation	143,851	130,718
Hotel operations	1,535	1,545

Total operating expenses	199,143	177,771

Operating income	74,749	72,187

OTHER INCOME AND EXPENSES, NET:
Interest expense	6,214	8,084
Interest and other investment income	(2,322)	(530)
Equity in net income of affiliates	(375)	(388)
Loss on the extinguishment of debt	—	342

Total other income and expenses, net	3,517	7,508

Income before income taxes	71,232	64,679
Income taxes	26,272	22,878

Net income	$44,960	$41,801

Weighted average shares outstanding – diluted	66,823	66,925

Diluted earnings per share	$0.67	$0.62

Management analyzes its business based on franchising revenues, which is total revenues excluding marketing and reservation revenues and hotel operations, and franchise operating expenses that are reflected as selling, general and administrative expenses.

Franchising Revenues: Franchising revenues were $127.8 million for the six months ended June 30, 2007 compared to $117.1 million for the six months ended June 30, 2006. The growth in franchising revenues is primarily due to a 10% and 17% increase in royalty and brand solutions revenues, respectively.

Domestic royalty fees increased $6.4 million to $92.8 million from $86.4 million in the six months ended June 30, 2007, an increase of 7.4%. The increase in royalties is attributable to a combination of factors including a 4.2% increase in the number of domestic franchised hotel rooms, a 2.6% increase in RevPAR and an increase in the effective royalty rate of the domestic hotel system from 4.09% to 4.14%. System-wide RevPAR increases resulted primarily from average daily rate increases of 4.1% over the prior year offset by an 80 basis point decline in occupancy rates.

A summary of the Company’s domestic franchised hotels operating information is as follows:

	For the Six Months Ended June 30, 2007			For the Six Months Ended June 30, 2006			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$73.42	57.6%	$42.29	$69.76	57.9%	$40.40	5.2%	-30	bps	4.7%
Comfort Suites	85.64	62.4%	53.45	81.30	64.3%	52.24	5.3%	-190	bps	2.3%
Sleep	67.32	58.7%	39.55	64.64	58.6%	37.87	4.1%	10	bps	4.4%

Midscale without Food & Beverage	75.19	58.8%	44.18	71.46	59.2%	42.34	5.2%	-40	bps	4.3%

Quality	66.62	49.6%	33.03	64.26	50.8%	32.63	3.7%	-120	bps	1.2%
Clarion	77.42	47.2%	36.57	77.11	48.1%	37.11	0.4%	-90	bps	-1.5%

Midscale with Food & Beverage	69.18	49.0%	33.90	67.39	50.1%	33.77	2.7%	-110	bps	0.4%

Econo Lodge	51.36	43.9%	22.52	50.52	43.3%	21.89	1.7%	60	bps	2.9%
Rodeway	49.87	42.6%	21.23	48.57	41.9%	20.33	2.7%	70	bps	4.4%

Economy	51.04	43.6%	22.24	50.18	43.1%	21.61	1.7%	50	bps	2.9%

MainStay	67.91	64.0%	43.47	66.48	63.7%	42.33	2.2%	30	bps	2.7%
Suburban	39.58	67.2%	26.59	38.02	73.1%	27.79	4.1%	-590	bps	-4.3%

Extended Stay	45.47	66.5%	30.23	42.93	71.3%	30.60	5.9%	-480	bps	-1.2%

Total	$68.89	53.5%	$36.83	$66.16	54.3%	$35.90	4.1%	-80	bps	2.6%

Net domestic franchise additions during the six months ended June 30, 2007 were 115 compared with 68 for the same period a year ago. Gross domestic franchise additions increased from 186 for the six months ended June 30, 2006 to 215 for the same period of 2007. Net franchise terminations declined from 118 to 100 for the six months ended June 30, 2007. The Company continues to execute its strategy to replace franchised hotels that do not meet our brand standards or are underperforming in their market. As the competition gets stronger and more focused on limited service franchising, the Company will continue to focus on improving its system hotels and utilizing the domestic hotels under development as a strong platform for continued system growth.

International royalties increased $3.1 million or 47% from $6.6 million for the six months ended June 30, 2006 to $9.7 million for the same period of 2007 primarily due to the commencement of direct franchising operations in continental Europe which contributed $1.8 million of additional royalties.

New domestic franchise agreements executed in the first six months of 2007 totaled 287 representing 23,593 rooms compared to 275 agreements representing 23,648 rooms executed in the same period in 2006. During the first six months of 2007, 109 of the executed agreements were for new construction hotel franchises, representing 8,890 rooms, compared to 106 contracts, representing 8,337 rooms for the same period a year ago. Conversion hotel franchise executed contracts totaled 178 representing 14,703 rooms for six months ended June 30, 2007 compared to 169 agreements representing 15,311 rooms. Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise agreements increased 10% to $7.5 million for the six months ended June 30, 2007 from $6.8 million for the six months ended June 30, 2006.

A summary of executed domestic franchise agreements by brand for the six months ended June 30, 2007 and 2006 is as follows:

	For the Six Months Ended June 30, 2007			For the Six Months Ended June 30, 2006			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	16	20	36	24	18	42	-33%	11%	-14%
Comfort Suites	40	3	43	41	2	43	-2%	50%	0%
Sleep	16	1	17	10	—	10	60%	NM	70%

Midscale without Food & Beverage	72	24	96	75	20	95	-4%	20%	1%

Quality	5	63	68	5	57	62	0%	11%	10%
Clarion	4	21	25	1	18	19	300%	17%	32%

Midscale with Food & Beverage	9	84	93	6	75	81	50%	12%	15%

Econo Lodge	2	28	30	—	23	23	NM	22%	30%
Rodeway	—	39	39	1	48	49	-100%	-19%	-20%

Economy	2	67	69	1	71	72	100%	-6%	-4%

MainStay	4	1	5	3	1	4	33%	0%	25%
Suburban	7	2	9	6	2	8	17%	0%	13%

Extended Stay	11	3	14	9	3	12	22%	0%	17%

Cambria Suites	15	—	15	15	—	15	0%	NM	0%

Total Domestic System	109	178	287	106	169	275	3%	5%	4%

Relicensing fees declined 11% to $5.0 million for the six months ended June 30, 2007 from $5.6 million for the six months ended June 30, 2006. Relicensing fees are charged to the new property owner of a franchised property whenever an ownership change occurs and the property remains in the franchise system. During the six months ended June 30, 2007, relicensings decreased 9% to 158 for the six months ended June 30, 2007 from 173 for the same period of 2006.

Brand solutions revenue increased $1.3 million or 17% to $9.0 million resulting primarily from increased vendor sponsorships of our annual franchisee convention.

Other income declined $0.3 million to $3.7 million for the six months ended June 30, 2007 primarily due to lower liquidated damage collections related to the early termination of franchise agreements.

Franchise Expenses: The cost to operate the franchising business is reflected in selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $49.5 million for the six months ended June 30, 2007, an increase of $9.0 million from the six months ended June 30, 2006. As a percentage of revenues, excluding marketing and reservation fees and hotel operations, total SG&A expenses were 38.8% for the six months ended June 30, 2007 compared to 34.6% for the six months ended June 30, 2006. Expenses increased primarily due to $3.7 million in termination benefits recorded related to the termination of certain executive officers and an additional $1.6 million in expenses related to the commencement of direct franchising operations in continental Europe.

Depreciation and Amortization: Expenses declined $0.7 million to $4.3 million for the six months ended June 30, 2007 due to the acceleration of depreciation in the prior year period resulting from the renovation and replacement of furniture, fixtures and equipment at two of the Company-owned MainStay Suites.

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

Total marketing and reservations revenues were $143.9 million and $130.7 million for the six months ended June 30, 2007 and 2006, respectively. Depreciation and amortization attributable to marketing and reservation activities was $3.9 million for both the six months ended June 30, 2007 and 2006, respectively. Interest expense attributable to reservation activities was $0.3 million and $0.4 million for the six months ended June 30, 2007 and 2006, respectively.

Other Income and Expenses, Net: Other income and expenses, net, decreased $4.0 million to an expense of $3.5 million for the six months ended June 30, 2007 from $7.5 million for the same period in 2006. This decline resulted primarily from a $1.7 million increase in the fair value of investments held in non-qualified employee benefit plans versus a $0.3 million appreciation in value of these investments in the prior year period. In addition, interest expense declined $1.9 million from $8.1 million to $6.2 million. Interest expense declined due to lower outstanding borrowings on the Company’s variable rate debt partially offset by higher average interest rates. The Company’s weighted average interest rate as of June 30, 2007 was 6.42% compared to 6.34% as of June 30, 2006.

Income Taxes: The Company’s effective income tax provision rate was 36.9% for the six months ended June 30, 2007, an increase of 150 bps from the effective income tax provision rate of 35.4% for the six months ended June 30, 2006. The effective income tax rate increased primarily due to a decline in the proportion of foreign income earned over the prior year period, which is taxed at lower rates than statutory federal income tax rates. Depending upon the outcome of certain income tax contingencies during 2007 up to $2.0 million of additional income tax benefits may be reflected in our 2007 results of operations from the resolution of tax contingency reserves.

Net income for the six months ended June 30, 2007 increased by 8% to $45.0 million, and diluted earnings per share increased 8% to $0.67 for the six months ended

June 30, 2007 from $0.62 reported for the six months ended June 30, 2006.

Liquidity and Capital Resources

Net cash provided by operating activities was $57.1 million and $62.6 million for the six months ended June 30, 2007 and 2006, respectively. The decline in cash flows from operating activities primarily reflects the timing of working capital items compared to the prior year.

The Company revised its presentation of cash flows for the six month period ended June 30, 2006 related to dividends received from equity method investees. The Company had previously presented these cash flows as investing activities on its consolidated statement of cash flows. SFAS No. 95 “Statement of Cash Flows” requires the classification of these dividends, which represent a return on investments, as operating cash flows. There was no effect on any other previously reported income statement or balance sheet amounts.

Net cash provided related to marketing and reservations activities totaled $1.7 million and $0.7 million during the six months ended June 30, 2007 and 2006, respectively. The increase in cash flows from marketing and reservations relates primarily to the timing of advertising and promotional costs spending versus the prior year offset partially by increased spending on reservation technology initiatives. The Company expects marketing and reservation activities to be a use of cash between $1.0 million and $3.0 million in 2007.

Cash used in investing activities for the six months ended June 30, 2007 and 2006 was $13.4 million and $9.7 million, respectively. During the six months ended June 30, 2007 and 2006, capital expenditures totaled $5.8 million and $4.0 million, respectively. Capital expenditures for 2007 primarily include leasehold improvements to the Company’s facilities as well as upgrades of system-wide property and yield management systems and the purchase of computer equipment.

Financing cash flows relate primarily to the Company’s borrowings under its credit lines, treasury stock purchases and dividends. On June 16, 2006, the Company entered into a new $350 million senior unsecured revolving credit agreement (the “Revolver”), with a syndicate of lenders. The Revolver allows the Company to borrow, repay and reborrow revolving loans up to $350 million (which includes swingline loans for up to $20 million and standby letters of credit up to $30 million) until the scheduled maturity date of June 16, 2011. The Company has the ability to request an increase in available borrowings under the Revolver by an additional amount of up to $150 million by obtaining the agreement of the existing lenders to increase their lending commitments or by adding additional lenders. The rate of interest generally applicable for revolving loans under the Revolver are, at the Company’s option, equal to either (i) the greater of the prime rate or the federal funds effective rate plus 50 basis points, or (ii) an adjusted LIBOR rate plus a margin between 22 and 70 basis points based on the Company’s credit rating. The Revolver requires the Company to pay a quarterly facility fee, based upon the credit rating of the Company, at a rate between 8 and 17 1/2 basis points, on the full amount of the commitment (regardless of usage). The Revolver also requires the payment of a quarterly usage fee, based upon the credit rating of the Company, at a rate between 10 and 12 1/2 basis points, on the amount outstanding under the commitment, at all times when the amount borrowed under the Revolver exceeds 50% of the total commitment. The Revolver includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage. The Revolver also restricts the Company’s ability to make certain investments, incur certain debt, and dispose of assets, among other restrictions. As of June 30, 2007, the Company had $99.2 million of revolving loans outstanding pursuant to the Revolver. At June 30, 2007, the Company was in compliance with all covenants under the Revolver.

The proceeds of the Revolver are used for general corporate purposes, including working capital, debt repayment, stock repurchases, dividends and investments.

In 1998, the Company completed a $100 million senior unsecured note offering (‘the Senior Notes’) at a discount of $0.6 million, bearing a coupon rate of 7.13% with an effective rate of 7.22%. The Senior Notes will mature on May 1, 2008, with interest on the Senior Notes paid semi-annually. The Senior Notes have been classified as a long-term liability at June 30, 2007, since the Company’s intention is to repay the Senior Notes upon maturity by utilizing the available capacity of the Revolver.

Effective July 14, 2006, the Company’s Senior Notes are guaranteed jointly, severally, fully and unconditionally by 7 wholly-owned subsidiaries. There are no legal or regulatory restrictions on the payment of dividends to Choice Hotels International, Inc. from subsidiaries that do not guarantee the Senior Notes.

The Company has a line of credit with a bank providing up to an aggregate of $10 million of borrowings which is due upon demand. The line of credit ranks pari-pasu (or equally) with the Revolver. Borrowings under the line of credit bear interest at rates established at the time of the borrowings based on prime minus 175 basis points. As of June 30, 2007, no amounts were outstanding pursuant to this line of credit.

In the second quarter of 2007, the Company repaid an outstanding note with a balance of $0.4 million by utilizing proceeds from the Revolver. The note had an original maturity date of January 1, 2009. The loan bore interest based on seventy percent of prime and required monthly principal and interest payments.

As of June 30, 2007, the total debt outstanding for the Company was $199.1 million.

For the six months ended June 30, 2007, the Company purchased approximately 1.2 million shares of its common stock at an average price of $38.33 for a total cost of $46.1 million under its share repurchase program. As of June 30, 2007, the Company had authorization to purchase up to an additional 3.9 million shares under the share repurchase program. Repurchases will continue to be made in the open market and through privately negotiated transactions subject to market and other conditions. No minimum number of shares has been fixed. Since the Company announced its stock repurchase program on June 25, 1998, the Company has repurchased 34.8 million shares of its common stock for a total cost of $758 million through June 30, 2007. Considering the effect of a two-for-one stock split in October 2005, the Company has repurchased 67.8 million shares under the share repurchase program at an average price of $11.17 per share. Subsequent to June 30, 2007 through August 9, 2007, the Company repurchased an additional 1.3 million shares of its common stock at a total cost of $50.5 million.

On May 1, 2007, the Company declared a cash dividend of $0.15 per share (or approximately $9.8 million in the aggregate), which was paid on July 20, 2007 to shareholders of record on July 6, 2007. Dividends paid in the six months ended June 30, 2007 were approximately $19.8 million and we expect dividends in 2007 to be approximately $39.3 million.

The Company expects to continue to return value to its shareholders through a combination of dividends and share repurchases, subject to market and other conditions.

During the six months ended June 30, 2007, certain executive officers separated from the Company. As a result of those separations, the Company will remit to those officers approximately $2.2 million of cash termination benefits over the next twelve months as well as $3.3 million of deferred compensation and retirement plan obligations.

As of January 1, 2007 and June 30, 2007, the Company had $8.2 million and $9.0 million, respectively of total unrecognized tax benefits of which approximately $5.1 million and $5.5 million, respectively would affect the effective tax rate if recognized. These unrecognized tax benefits relate principally to state tax filing positions and previously deducted expenses. The Company believes it is reasonably possible it will recognize tax benefits of up to $2.0 million within the next twelve months. This is related to the anticipated expiration of statutes of limitations of previously deducted expenses.

In April 2007, two punitive federal securities law class actions were filed in the United States District Court for the District of Colorado on behalf of persons who purchased the Company’s stock between April 25, 2006, and July 26, 2006. These substantially-similar lawsuits assert claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, against the Company, its current Vice Chairman and Chief Executive Officer, and its former Executive Vice President and Chief Financial Officer. These claims are related to the Company’s July 25, 2006 announcement of its results of operations for the second quarter of 2006.

Since the initial filings, the Company has filed a motion to transfer the litigation from Colorado to the United States District Court for the District of Maryland. Additionally, one plaintiff has petitioned the Court to be named lead plaintiff in the dispute. At this time, the Company has not responded to the complaints filed and is not required to do so until after a lead plaintiff is appointed and a consolidated complaint is filed. The Company believes that the allegations contained within these class action lawsuits are without merit and intends to vigorously defend the litigation.

The Company’s management does not expect that the outcome of any of its currently ongoing legal proceedings individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations or cash flow.

During 2005, the Company acquired 100% of the stock of Suburban Franchise Holding Company, Inc. (“Suburban”) and its wholly owned subsidiary, Suburban Franchise Systems, Inc. Beginning on the third anniversary of the closing, the merger provided for contingent cash payments of up to $5.0 million to be made upon the satisfaction of certain criteria. At June 30, 2007, no liabilities had been recorded related to the contingent cash payments. Subsequent to June 30, 2007, the Company has determined that the performance conditions can no longer be satisfied and therefore the contingent consideration will not be earned.

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

Effective January 1, 2007, the Company adopted the provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, the Company increased its existing reserves for uncertain tax positions by $3.2 million with a corresponding net reduction to opening additional paid-in-capital and retained earnings.

As of January 1, 2007 and June 30, 2007, the Company had $8.2 million and $9.0 million, respectively of total unrecognized tax benefits of which approximately $5.1 million and $5.5 million, respectively would affect the effective tax rate if recognized. These unrecognized tax benefits relate principally to state tax filing positions and previously deducted expenses. The Company believes it is reasonably possible it will recognize tax benefits of up to $2.0 million within the next twelve months. This is related to the anticipated expiration of statutes of limitations of previously deducted expenses.

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

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the consolidated statements of income and totaled $0.2 million and $0.3 million for the three months and six months ended June 30, 2007, respectively. Accrued interest and penalties were $1.1 million and $1.4 million as of January 1, 2007 and June 30, 2007, respectively.

Pension, Profit Sharing and Incentive Plans

The Company sponsors two non-qualified retirement savings and investment plans for certain employees and senior executives. Employee and Company contributions are maintained in separate irrevocable trusts. Legally, the assets of the trusts remain those of the Company; however, access to the trusts’ assets is severely restricted. The trusts’ cannot be revoked by the Company or an acquirer, but the assets are subject to the claims of the Company’s general creditors. The participants do not have the right to assign or transfer contractual rights in the trusts. The Company accounts for these plans in accordance with EITF No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.” Pursuant to EITF 97-14, as of June 30, 2007 and December 31, 2006, the Company had recorded a deferred compensation liability of $34.3 million and $32.9 million, respectively. The change in the deferred compensation obligation related to changes in the fair value of the diversified investments held in trust and to earnings credited to participants is recorded in compensation expense. The diversified investments held in the trusts were $37.4 million and $31.5 million as of June 30, 2007 and December 31, 2006, respectively, and are recorded at their fair value, based on quoted market prices. The change in the fair value of the diversified assets held in trust is recorded in accordance with SFAS 115 as trading security income (loss) and is included in other income and expenses, net in the accompanying statements of income.

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

Stock Compensation

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

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this quarterly report constitute forward-looking statements within the meaning of the federal securities law. Generally, our use of words such as “expect,” “estimate,” “believe,” “anticipate,” “will,” “forecast,” “plan,” project,” “assume” or similar words of futurity identify statements that are forward-looking and that we intend to be included within the Safe Harbor protections provided by Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are based on management’s current beliefs, assumptions and expectations regarding future events, which in turn are based on information currently available to management. Such statements may relate to projections for the Company’s revenue, earnings and other financial and operational measures, Company debt levels, payment of stock dividends, and future operations. We caution you not to place undue reliance on any forward- looking statements, which are made as of the date of this quarterly report. Forward-looking statements do not guarantee future performance and involve known and unknown risks, uncertainties and other factors.

Several factors could cause actual results, performance or achievements of the Company to differ materially from those expressed in or contemplated by the forward-looking statements. Such risks include, but are not limited to, changes to general, domestic and foreign economic conditions; operating risks common in the lodging and franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees; our ability to keep pace with improvements in technology utilized for reservations systems and other operating systems; fluctuations in the supply and demand for hotels rooms; and our ability to manage effectively our indebtedness. These and other risk factors are discussed in detail in Item 1A “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 1, 2007. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

At June 30, 2007 and December 31, 2006, the Company had $199.1 million and $172.5 million of debt outstanding at an effective interest rate of 6.4% and 6.6%, respectively. A hypothetical change of 10% in the Company’s effective interest rate from June 30, 2007 levels would increase or decrease annual interest expense by $0.6 million. Prior to scheduled maturities, the Company expects to refinance its long-term debt obligations.

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

An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that materially affected, or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

Since the initial filings, the Company has filed a motion to transfer the litigation from Colorado to the United States District Court for the District of Maryland. Additionally, one plaintiff has petitioned the Court to be named lead plaintiff in the dispute. At this time, the Company has not responded to the complaints filed and is not required to do so until after a lead plaintiff is appointed and a consolidated complaint is filed. The Company believes that the allegations contained within these class action lawsuits are without merit and intends to vigorously defend the litigation.

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

Issuer Purchases of Equity Securities

The following table sets forth purchases of Choice Hotels International, Inc. common stock made by the Company during the six months ended June 30, 2007.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 2007	813	$42.17	—	5,102,701
February 2007	211,534	38.84	183,368	4,919,333
March 2007	288,730	37.24	288,730	4,630,603
April 2007	—	—	—	4,630,603
May 2007	429,586	37.90	427,808	4,202,795
June 2007	302,370	39.88	301,988	3,900,807

Total	1,233,033	$38.39	1,201,894	3,900,807

During the three and six months ended June 30, 2007, the Company purchased 2,160 and 31,139, shares of common stock from employees to satisfy statutory minimum tax-withholding requirements from the vesting of restricted stock grants. These purchases were outside the share repurchase program initiated in June 1998.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 1, 2007. At the meeting, William L. Jews, John T. Schwieters and David C. Sullivan were each elected to a three-year term expiring in 2010. The terms of the following directors continued after the meeting:

Stewart Bainum, Jr.

Ervin R. Shames

Gordon A. Smith

Fiona Dias

Charles A. Ledsinger, Jr.

The Company’s shareholders voted to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007.

The following table summarizes the results of the voting for each matter voted upon at the annual meeting.

	Votes Cast
	For	Against	Withheld	Abstentions	Broker Non-Votes
Election of William L. Jews	62,720,141	—	104,464	—	—
Election of John T. Schwieters	62,705,234	—	119,371	—	—
Election of David C. Sullivan	62,720,307	—	104,298	—	—
Ratification of Appointment of PricewaterhouseCoopers LLP	62,759,255	22,917	—	42,433	—

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number and Description

Exhibit Number	Description
3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc.(renamed Choice Hotels International, Inc.)

3.02(a)	Amended and Restated Bylaws of Choice Hotels International, Inc.

4.01(l)	Senior Unsecured Revolving Credit Facility agreement dated June 16, 2006 among Choice Hotels International, Inc., Wachovia Bank, National Association, as Agent, SunTrust Bank, as Syndication Agent, Bank of America, N.A., as Documentation Agent, Wachovia Capital Markets, LLC, as Lead Arranger and Sole Book Manager, and the additional lenders named in the credit agreement

4.02(f)	Registration Agreement dated April 28, 1998 between Choice Hotels International, Inc. and Salomon Brothers, Inc., Bear Stearns & Co. Inc. and Lehman Brothers Inc.

4.03(f)	Indenture dated as of May 4, 1998, by and among Choice Hotels International, Inc., Quality Hotels Europe, Inc., QH Europe Partnership and Marine Midland Bank, as Trustee, with respect to the 7.125% Senior Notes due 2008

4.04(f)	Specimen certificate of 7.125% Senior Note due 2008 (Original Note) (Attached as an exhibit to the Indenture set forth as Exhibit 4.03)

4.05(f)	Specimen certificate of 7.125% Senior Note due 2008 (Exchange Note) (Attached as an exhibit to the Indenture set forth as Exhibit 4.03)

4.06(m)	Agreement to furnish certain debt agreements

10.01(n)	Second Amended and Restated Employment Agreement between Choice Hotels International, Inc. and Charles A. Ledsinger, Jr. dated December 20, 2005

10.02(i)	Amended and Restated Chairman’s Service Agreement dated May 4, 2004 by and between Choice Hotels International, Inc. and Stewart Bainum, Jr.

10.03(d)	Amended and Restated Employment Agreement dated April 13, 1999 by and between Choice Hotels International, Inc. and Thomas Mirgon

10.04(e)	Choice Hotels International, Inc. 2006 Long- Term Incentive Plan

10.05(g)	Second Amended and Restated Employment Agreement dated April 13, 1999 between Choice Hotels International, Inc. and Michael J. DeSantis

10.05A(m)	Agreement and Release dated February 15, 2007, between Choice Hotels International, Inc. and Michael J. DeSantis

10.06(h)	Commercial Lease dated May 29, 1998 among Columbia Pike I, LLC and Colesville Road, LLC (each an assignee of Manor Care, Inc.) and Choice Hotels International, Inc.

10.07(j)	Employment Agreement dated June 3, 1999 between Choice Hotels International, Inc. and Joseph M. Squeri

10.07A(m)	Agreement and Release dated February 9, 2007, between Choice Hotels International, Inc. and Joseph M. Squeri.

10.08(k)	Employment Agreement dated May 3, 2000 between Choice Hotels International, Inc. and Daniel Rothfeld

10.09(o)	Agreement and Amendment to Employment Agreement between Choice Hotels International, Inc. and Wayne Wielgus dated September 13, 2006

10.10(c)	Amended and Restated Supplemental Executive Retirement Plan

10.11(b)	Choice Hotels International, Inc. Executive Deferred Compensation Plan

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Filed herewith
(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Registration Statement on Form S-4, filed August 31, 1998 (Reg. No. 333-62543).
(b)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003.
(c)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, filed April 2, 2001.
(d)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed on June 4, 1999.
(e)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on form 8-K dated May 1, 2006, filed on May 5, 2006.
(f)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q filed for the quarterly period ended March 31, 1998, filed on May 15, 1998.
(g)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1998, filed on August 11, 1998.
(h)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 30, 1999.
(i)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005.
(j)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed on August 16, 1999.
(k)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 14, 2000.

(l)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated June 16, 2006, filed June 21, 2006.
(m)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006, filed March 1, 2007.
(n)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated December 20, 2005, filed December 22, 2005.
(o)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated September 13, 2006, filed September 18, 2006.

(b) Reports on Form 8-K

The Company filed a report on Form 8-K, dated April 27, 2007, reporting that on April 25, 2007 a press release had been issued reporting the Company’s earnings for the quarter ended March 31, 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

Date: August 9, 2007	By:	/s/ David L. White
David L. White
Chief Financial Officer