Form 10-Q
period 2007-09-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2007-11-08
CIK 1046311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CLASS	SHARES OUTSTANDING AT SEPTEMBER 30, 2007
Common Stock, Par Value $0.01 per share	62,842,388

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUES:
Royalty fees	$73,219	$64,364	$175,723	$157,374
Initial franchise and relicensing fees	8,902	7,733	21,482	20,099
Brand solutions	3,622	3,171	12,603	10,853
Marketing and reservation	86,795	73,001	230,646	203,719
Hotel operations	1,196	1,182	3,485	3,342
Other	2,675	1,545	6,362	5,567

Total revenues	176,409	150,996	450,301	400,954

OPERATING EXPENSES:
Selling, general and administrative	24,230	20,279	73,735	60,796
Depreciation and amortization	2,158	2,344	6,410	7,335
Marketing and reservation	86,795	73,001	230,646	203,719
Hotel operations	867	820	2,402	2,365

Total operating expenses	114,050	96,444	313,193	274,215

Operating income	62,359	54,552	137,108	126,739
OTHER INCOME AND EXPENSES, NET:
Interest expense	3,992	3,207	10,206	11,291
Interest and other investment income	(534)	(569)	(2,856)	(1,099)
Equity in net income of affiliates	(462)	(349)	(837)	(737)
Loss on extinguishment of debt	—	—	—	342

Total other income and expenses, net	2,996	2,289	6,513	9,797

Income before income taxes	59,363	52,263	130,595	116,942
Income taxes	20,969	5,906	47,241	28,784

Net income	$38,394	$46,357	$83,354	$88,158

Weighted average shares outstanding-basic	63,556	65,668	64,929	65,272

Weighted average shares outstanding-diluted	64,602	67,152	66,077	67,009

Basic earnings per share	$0.60	$0.71	$1.28	$1.35

Diluted earnings per share	$0.59	$0.69	$1.26	$1.32

Cash dividends declared per share	$0.17	$0.15	$0.47	$0.41

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ASSETS	September 30, 2007	December 31, 2006
Current assets
Cash and cash equivalents	$47,354	$35,841
Receivables (net of allowance for doubtful accounts of $4,584 and $3,937, respectively)	54,110	41,694
Deferred income taxes	3,062	1,790
Investments, employee benefit plans, at fair value	3,384	—
Other current assets	12,046	7,757

Total current assets	119,956	87,082
Property and equipment, at cost, net	44,036	42,802
Goodwill	65,813	65,813
Franchise rights and other identifiable intangibles, net	33,016	35,509
Receivable – marketing fees	87	6,662
Investments, employee benefit plans, at fair value	34,425	31,529
Deferred income taxes	29,732	22,451
Other assets	10,756	11,461

Total assets	$337,821	$303,309

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt	$8,400	$146
Accounts payable	41,271	41,816
Accrued expenses and other	36,974	45,306
Deferred revenue	47,087	47,167
Income taxes payable	13,970	5,356
Deferred compensation and retirement plan obligations	3,384	—

Total current liabilities	151,086	139,791
Long-term debt	269,962	172,390
Deferred compensation and retirement plan obligations	42,290	40,101
Other liabilities	23,482	13,407

Total liabilities	486,820	365,689

Commitments and contingencies
SHAREHOLDERS’ DEFICIT
Common stock, $0.01 par value, 160,000,000 shares authorized; 95,345,362 shares issued at September 30, 2007 and December 31, 2006 and 62,842,388 and 66,355,553 shares outstanding at September 30, 2007 and December 31, 2006, respectively	628	664
Additional paid-in-capital	83,373	81,689
Accumulated other comprehensive income (loss)	830	(772)
Treasury stock (32,502,974 shares and 28,989,809 shares at September 30, 2007 and December 31, 2006, respectively), at cost	(770,212)	(627,311)
Retained earnings	536,382	483,350

Total shareholders’ deficit	(148,999)	(62,380)

Total liabilities and shareholders’ deficit	$337,821	$303,309

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, IN THOUSANDS)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$83,354	$88,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,410	7,335
Provision for bad debts	133	35
Non-cash stock compensation and other charges	9,164	8,250
Non-cash interest and other income	(1,599)	(385)
Loss on extinguishment of debt	—	342
Dividends received from equity method investees	495	657
Equity in net income of affiliates	(837)	(737)
Changes in assets and liabilities, net of acquisitions:
Receivables	(12,155)	(8,149)
Receivable – marketing and reservation fees, net	17,248	18,585
Accounts payable	(551)	(2,227)
Accrued expenses and other	(9,403)	(17,237)
Income taxes payable	8,614	19,776
Deferred income taxes	(9,035)	(12,319)
Deferred revenue	(80)	7,142
Other assets	(435)	476
Other liabilities	9,081	5,888

Net cash provided by operating activities	100,404	115,590

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(8,734)	(5,281)
Acquisitions, net of cash acquired	(343)	—
Issuance of notes receivable	(6,066)	(1,780)
Collections of notes receivable	1,675	772
Purchases of investments, employee benefit plans	(7,128)	(7,976)
Proceeds from sale of investments, employee benefit plans	2,703	2,885
Other items, net	(468)	(859)

Net cash used in investing activities	(18,361)	(12,239)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(422)	(109)
Net borrowings (repayments) pursuant to revolving credit facility	106,200	(86,500)
Purchase of treasury stock	(156,749)	(1,326)
Excess tax benefits from stock-based compensation	4,870	12,550
Debt issuance costs	—	(477)
Dividends paid	(29,522)	(25,494)
Proceeds from exercise of stock options	5,093	8,162

Net cash used in financing activities	(70,530)	(93,194)

Net change in cash and cash equivalents	11,513	10,157
Cash and cash equivalents at beginning of period	35,841	16,921

Cash and cash equivalents at end of period	$47,354	$27,078

Supplemental disclosure of cash flow information:
Cash payments during the period for:
Income taxes, net of refunds	$42,608	$20,993
Interest	$8,614	$9,367

	Nine Months Ended September 30,
	2007	2006
Non-cash financing activities:
Declaration of dividends	$30,235	$26,952
Issuance of restricted shares of common stock	$6,343	$7,005
Issuance of treasury stock to employee stock purchase plan	$604	343

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Company Information and Significant Accounting Policies

The accompanying unaudited consolidated financial statements of Choice Hotels International, Inc. and subsidiaries (together the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include any normal recurring adjustments) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been omitted. The year end balance sheet information was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The Company believes the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2006 and notes thereto included in the Company’s Form 10-K, filed with the Securities and Exchange Commission on March 1, 2007 (the “10-K”). Interim results are not necessarily indicative of the entire year results because of seasonal variations. All intercompany transactions and balances between Choice Hotels International, Inc. and its subsidiaries have been eliminated in consolidation.

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

The Company revised its presentation of cash flows for the nine months ended September 30, 2006 related to dividends received from equity method investees. During the first nine months of 2006, the Company had presented these cash flows as investing activities on its consolidated statement of cash flows. Statement of Financial Accounting Standards (“SFAS”) No. 95, “Statement of Cash Flows” requires these dividends, which represent a return on investments, to be classified as operating cash flows. There was no effect on any other previously reported income statement or balance sheet amounts.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. As of September 30, 2007 and December 31, 2006, $7.1 million and $7.8 million, respectively, of book overdrafts representing outstanding checks in excess of funds on deposit are included in accounts payable in the accompanying consolidated balance sheets.

Land held for sale

In the second quarter of 2007, the Company acquired for resale 2.1 acres of undeveloped land in San Antonio, Texas at a cost of approximately $1.0 million. The Company concluded that the land qualified as land held for sale and has therefore recorded the land at its fair value as of September 30, 2007 in other current assets on the accompanying consolidated balance sheet.

2. Marketing Fees Receivable and Cumulative Reservation Fees Collected in Excess of Expenses

The marketing fees receivable at September 30, 2007 and December 31, 2006 was $0.1 million and $6.7 million, respectively. As of September 30, 2007 and December 31, 2006, cumulative reservation fees collected exceeded expenses by $13.1 million and $8.4 million, respectively, and the excess has been reflected as a long-term liability in the accompanying consolidated balance sheets. Depreciation and amortization expense attributable to marketing and reservation activities was $2.0 million for both the three months ended September 30, 2007 and 2006, and $6.0 million and $5.9 million for the nine months ended September 30, 2007 and 2006, respectively. Interest expense attributable to reservation activities was $0.1 million and $0.2 million for the three months ended September 30, 2007 and 2006, respectively, and $0.4 million and $0.6 million for the nine months ended September 30, 2007 and 2006, respectively.

3. Income Taxes

The effective income tax rate of 36.2% for the nine months ended September 30, 2007 differs from the statutory rate due to foreign income earned, which is taxed at lower rates than statutory federal income tax rates; state income taxes; and certain federal and state income tax credits. The effective income tax rate of 24.6% for the nine months ended September 30, 2006 differs from the statutory rate due to the reversal of provisions for certain income tax contingencies, foreign income earned, which is taxed at lower rates than statutory federal income tax rates; state income taxes; and certain federal and state income tax credits.

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, the Company increased its existing reserves for uncertain tax positions by $3.2 million with a corresponding net reduction to opening additional paid-in-capital and retained earnings.

As of January 1, 2007 and September 30, 2007, the Company had $8.2 million and $8.0 million, respectively of total unrecognized tax benefits of which approximately $5.1 million and $4.8 million, respectively would affect the effective tax rate if recognized. These unrecognized tax benefits relate principally to state tax filing positions and previously deducted expenses. The Company believes it is reasonably possible it will recognize tax benefits of up to $2.1 million within the next twelve months. This is related to the anticipated expiration of statutes of limitations of previously deducted expenses.

In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2003. Substantially all material state and local and foreign income tax matters have been concluded for years through 2003. U.S. federal income tax returns for 2004 through 2006 are currently open for examination.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the consolidated statements of income and totaled $0.1 million for the nine months ended September 30, 2007. During the three months ended September 30, 2007, the Company reversed $0.2 million of accrued interest and penalties related to the resolution of previously unrecognized tax benefits. Accrued interest and penalties were $1.1 million and $1.2 million as of January 1, 2007 and September 30, 2007, respectively.

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

4. Comprehensive Income

The differences between net income and comprehensive income are described in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006
Net income	$38,394	$46,357	$83,354	$88,158
Other comprehensive income, net of tax:
Amortization of pension related costs, net of tax
Prior service costs	6	—	20	—
Actuarial loss	9	—	29	—
Curtailment and remeasurement, net of tax	—	—	758	—
Foreign currency translation adjustment, net	454	(2)	845	69
Amortization of deferred gain on hedge, net	(17)	(17)	(50)	(50)

Other comprehensive income (loss)	452	(19)	1,602	19

Comprehensive income	$38,846	$46,338	$84,956	$88,177

5. Capital Stock

Stock Options

The Company granted 0.2 million options to officers of the Company during both the nine months ended September 30, 2007 and 2006 at a fair value of approximately $2.6 million and $2.8 million, respectively. No options were granted during the three months ended September 30, 2007 and 2006. The stock options granted by the Company had an exercise price equal to the market price of the Company’s common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

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

The aggregate intrinsic value of the stock options outstanding and exercisable at September 30, 2007 was $56.2 million and $48.7 million, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2007 and 2006 was $1.6 million and $0.9 million, respectively, and $14.4 million and $41.5 million during the nine months ended September 30, 2007 and 2006, respectively.

The Company received $0.6 million and $5.1 million in proceeds from the exercise of approximately 0.1 million and 0.5 million employee stock options during the three and nine months ended September 30, 2007, respectively. During the three and nine months ended September 30, 2006, the Company received $0.2 million and $8.2 million in proceeds from the exercise of 0.02 million and 1.0 million employee stock options, respectively.

Restricted Stock

The following table is a summary of activity related to restricted stock grants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Restricted share grants	10,500	10,736	157,467	143,943
Weighted average grant date fair value per share	$38.85	$42.50	$40.28	$48.67
Aggregate grant date fair value ($000)	$408	$456	$6,343	$7,005
Restricted shares forfeited	10,670	5,740	36,460	24,227
Vesting service period of shares granted	4 years	4 years	4 years	4 years
Fair value of shares vested ($000)	$357	$443	$5,794	$8,470

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

Performance Vested Restricted Stock Units

The Company has granted performance vested restricted stock units (“PVRSU”) to certain officers. The vesting of these stock awards is contingent upon the Company achieving specified earnings per share targets at the end of specified performance periods and the employees’ continued employment. The performance conditions affect the number of shares that will ultimately vest. The range of possible stock-based award vesting is between 50% and 200% of the initial target. Under SFAS No. 123 (Revised), “Share-Based Payment” (“SFAS No. 123R”), compensation expense related to these awards will be recognized over the requisite period regardless of whether the performance targets have been met based on the Company’s estimate of the achievement of the performance target. The Company has currently estimated that between 100% and 130% of the various award targets will be achieved. The fair value is measured by the average of the high and low market price of the Company’s common stock on the date of grant. Compensation expense is recognized ratably over the requisite service period based on those PVRSUs that ultimately vest.

The following table is a summary of activity related to PVRSU grants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Performance vested restricted stock units granted	—	20,000	21,141	49,780
Weighted average grant date fair value per share	—	$42.50	$40.75	$46.22
Aggregate grant date fair value ($000)	—	$850	$862	$2,301
Requisite service period	—	3-4 years	3 years	3-4 years

A summary of stock-based award activity as of September 30, 2007, and changes during the nine months ended are presented below:

	Nine Months Ended September 30, 2007
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2007	2,860,159	$14.30		570,134	$29.81	49,780	$46.22
Granted	210,957	40.21		157,467	40.28	21,141	40.75
Exercised/Vested	(502,522)	10.13		(142,299)	29.20	—	—
Forfeited/Expired	(43,489)	18.80		(36,460)	32.89	—	—

Outstanding at September 30, 2007	2,525,105	$17.22	4.3 years	548,842	$32.76	70,921	$44.59

Options exercisable at September 30, 2007	1,766,318	$11.31	3.5 years

The components of the Company’s pretax stock-based compensation expense and associated income tax benefits are as follows for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006
Stock options	$0.4	$0.8	$2.5	$3.2
Restricted stock	1.4	1.4	4.4	3.9
Performance vested restricted stock units	0.1	0.1	0.6	0.7

Total	$1.9	$2.3	$7.5	$7.8

Income tax benefits	$0.7	$0.9	$2.8	$2.9

Stock-based compensation expense on stock option and performance vested restricted stock units made to a retirement eligible executive officer during the nine months ended September 30, 2007 and 2006 was recognized upon issuance of the grants rather than over the awards’ vesting periods since the terms of these grants provide that the awards will vest upon retirement of the employee. Compensation costs for stock options and performance vested restricted stock related to vesting upon retirement eligibility totaled $1.2 million and $1.3 million for the nine month periods ended September 30, 2007 and 2006, respectively.

Dividends

In September 2007, the Company’s board of directors approved an increase in the quarterly dividend rate from $0.15 to $0.17 per share (or approximately $10.6 million in the aggregate), which was paid on October 19, 2007 to shareholders of record on October 5, 2007. In May 2007, the Company declared a cash dividend of $0.15 per share (or approximately $9.8 million in the aggregate), which was paid on July 20, 2007 to shareholders of record on July 6, 2007. On February 12, 2007, the Company declared a cash dividend of $0.15 per share (or approximately $9.9 million in the aggregate), which was paid on April 20, 2007 to shareholders of record on April 5, 2007.

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

Stock Repurchase Program

During the three and nine months ended September 30, 2007, the Company purchased 2.9 million and 4.1 million shares of common stock under the share repurchase program at a total cost of $109.2 million and $155.2 million, respectively. The Company did not purchase any common stock during the three and nine months ended September 30, 2006 under the share repurchase program. In September 2007, the Company’s board of directors authorized an increase under the Company’s existing stock repurchase program to acquire up to an additional three million shares of its outstanding common stock and as a result, at September 30, 2007 the Company had 4.0 million shares remaining under the current board of directors’ authorization.

In addition, during the three and nine months ended September 30, 2007, the Company purchased 6,447 and 37,586 shares of common stock at a total cost of $0.2 million and $1.5 million, respectively, from employees to satisfy statutory minimum tax-withholding requirements from the vesting of restricted stock grants. During the three and nine months ended September 30, 2006, the Company purchased 1,172 and 27,966 shares of common stock at a total cost of $0.05 million and $1.3 million, respectively, to satisfy minimum tax-withholding requirements. These purchases were outside the share repurchase program initiated in September 1998.

6. Earnings Per Share

The following table reconciles the number of shares used in the basic and diluted earnings per share calculations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2007	2006	2007	2006
Computation of Basic Earnings Per Share:
Net income	$38,394	$46,357	$83,354	$88,158

Weighted average shares outstanding-basic	63,556	65,668	64,929	65,272

Basic earnings per share	$0.60	$0.71	$1.28	$1.35

Computation of Diluted Earnings Per Share:
Net income for diluted earnings per share	$38,394	$46,357	$83,354	$88,158
Weighted average shares outstanding-basic	63,556	65,668	64,929	65,272
Effect of Dilutive Securities:
Employee stock option and restricted stock plan	1,046	1,484	1,148	1,737

Weighted average shares outstanding-diluted	64,602	67,152	66,077	67,009

Diluted earnings per share	$0.59	$0.69	$1.26	$1.32

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share assumes dilution and is computed based on the weighted-average number of common shares outstanding after consideration of the dilutive effect of stock options and unvested restricted stock. The effect of dilutive securities is computed using the treasury stock method and average market prices during the period. At September 30, 2007 and 2006, PVRSUs totaling 70,921 and 49,780 were excluded from the computation since the performance conditions had not been met at the reporting date. In addition, the Company excluded 0.4 million anti-dilutive options from the computation of diluted earnings per share for both the three and nine months ended September 30, 2007 and 0.2 million for both the three and nine months ended September 30, 2006.

7. Pension Plans

The Company sponsors an unfunded non-qualified defined benefit plan (“SERP”) for certain senior executives. No assets are held with respect to the plan; therefore benefits are funded as paid to participants. Effective December 31, 2006, the Company began accounting for the SERP in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). For the three and nine months ended September 30, 2007, the Company recorded $0.2 million and $1.0 million, respectively for the expenses related to the SERP which is included in selling, general and administrative expense in the accompanying consolidated statements of income. For the three and nine months ended September 30, 2006, the Company recorded $0.3 million and $0.9 million, respectively for the expenses related to the SERP. Based on the plan retirement age of 65 years old, no benefit payments are anticipated over the current year.

The following table presents the components of net periodic benefit costs for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006
Components of net periodic pension cost:
Service cost	$127	$169	$395	$508
Interest cost	94	87	285	262
Amortization:
Prior service cost	10	15	32	43
Loss	13	19	46	57

	244	290	758	870
Curtailment	—	—	248	—

Net periodic pension cost	$244	$290	$1,006	$870

Curtailment

During the first quarter of 2007, the Company recognized a curtailment loss due to the termination of certain senior executive officers from the Company. The curtailment loss was equal to the unrecognized prior service costs attributed to these employees’ expected aggregate future services which totaled approximately $248,000. In addition, the monthly net periodic pension costs declined from approximately $106,000 to $82,000. The components of projected pension costs for the year ended December 31, 2007 are as follows:

(In thousands)
Service cost	$523
Interest cost	379
Amortization
Prior service cost	43
Loss	58

1,003
Curtailment loss	248

Net periodic pension cost	$1,251

The following is a reconciliation of the changes in the projected benefit obligation for the nine months ended September 30, 2007:

(In thousands)
Projected benefit obligation, January 1, 2007	$7,223
Service cost	395
Interest cost	285
Remeasurement	(962)

Projected benefit obligation, September 30, 2007	$6,941

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit costs at September 30, 2007 are as follows:

(In thousands)
Transition asset (obligation)	$—
Prior service cost	(605)
Accumulated loss	(1,106)

Total	$(1,711)

8. Debt

On June 16, 2006, the Company entered into a new $350 million senior unsecured revolving credit agreement (the “Revolver”), with a syndicate of lenders. The proceeds from the Revolver were used to refinance and terminate a previous revolving credit facility. The Revolver allows the Company to borrow, repay and reborrow revolving loans up to $350 million (which includes swingline loans for up to $20 million and standby letters of credit up to $30 million) until the scheduled maturity date of June 16, 2011. The Company has the ability to request an increase in available borrowings under the Revolver by an additional amount of up to $150 million by obtaining the agreement of the existing lenders to increase their lending commitments or by adding additional lenders. The rate of interest generally applicable for revolving loans under the Revolver are, at the Company’s option, equal to either (i) the greater of the prime rate or the federal funds effective rate plus 50 basis points, or (ii) an adjusted LIBOR rate plus a margin between 22 and 70 basis points based on the Company’s credit rating. The Revolver requires the Company to pay a quarterly facility fee, based upon the credit rating of the Company, at a rate between 8 and 17 1/2 basis points, on the full amount of the commitment (regardless of usage). The Revolver also requires the payment of a quarterly usage fee, based upon the credit rating of the Company, at a rate between 10 and 12 1/2 basis points, on the amount outstanding under the commitment, at all times when the amount borrowed under the Revolver exceeds 50% of the total commitment. The Revolver includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage. The Revolver also restricts the Company’s ability to make certain investments, incur certain debt, and dispose of assets, among other restrictions. As of September 30, 2007, the Company had $170 million of revolving loans outstanding pursuant to the Revolver. As of September 30, 2007, the Company was in compliance with all covenants under the Revolver.

In 1998, the Company completed a $100 million senior unsecured note offering (‘the Senior Notes’) at a discount of $0.6 million, bearing a coupon rate of 7.13% with an effective rate of 7.22%. The Senior Notes will mature on May 1, 2008, with interest on the Senior Notes paid semi-annually. The Senior Notes have been classified as a long-term liability at September 30, 2007, since the Company’s intention is to repay the Senior Notes upon maturity by utilizing the available capacity of the Revolver.

As of September 30, 2007, in addition to the Revolver and Senior Notes, the Company had a line of credit with a bank providing an aggregate of $10 million of borrowings, which is due upon demand. The line of credit ranks pari-pasu (or equally) with the Company’s Revolver and includes customary financial and other covenants that require the maintenance of certain ratios identical to those included in the Company’s Revolver. Borrowings under the line of credit bear interest rates established at the time of borrowing based on prime rate minus 175 basis points. As of September 30, 2007, the Company had $8.4 million outstanding pursuant to this line of credit.

In the second quarter of 2007, the Company repaid an outstanding note with a balance of $0.4 million by utilizing proceeds from the Revolver. The note had an original maturity date of January 1, 2009. The loan bore interest based on seventy percent of prime and required monthly principal and interest payments.

As of September 30, 2007, total debt outstanding for the Company was $278.4 million, of which $8.4 million was scheduled to mature in the twelve months ending September 30, 2008.

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

Choice Hotels International, Inc.

Condensed Consolidating Statement of Income

For the Three Months Ended September 30, 2007

(Unaudited, In Thousands)

	Choice Hotels International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$66,846	$20,660	$6,260	$(20,547)	$73,219
Initial franchise and relicensing fees	8,902	—	—	—	8,902
Brand solutions	3,622	—	—	—	3,622
Marketing and reservation	76,145	78,050	3,673	(71,073)	86,795
Other items, net	2,675	1,196	—	—	3,871

Total revenues	158,190	99,906	9,933	(91,620)	176,409

OPERATING EXPENSES:
Selling, general and administrative	21,533	21,074	2,170	(20,547)	24,230
Marketing and reservation	79,636	74,824	3,408	(71,073)	86,795
Other items, net	803	1,989	233	—	3,025

Total operating expenses	101,972	97,887	5,811	(91,620)	114,050

Operating income	56,218	2,019	4,122	—	62,359
OTHER INCOME AND EXPENSES, NET:
Interest expense	4,076	(116)	32	—	3,992
Other items, net	(177)	(109)	(710)	—	(996)
Equity in earnings of consolidated subsidiaries	(8,017)	—	—	8,017	—

Total other income and expenses, net	(4,118)	(225)	(678)	8,017	2,996

Income before income taxes	60,336	2,244	4,800	(8,017)	59,363
Income taxes	21,942	(1,380)	407	—	20,969

Net income	$38,394	$3,624	$4,393	$(8,017)	$38,394

Choice Hotels International, Inc.

Condensed Consolidating Statement of Income

For the Three Months Ended September 30, 2006

(Unaudited, In Thousands)

	Choice Hotels International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$59,840	$21,264	$4,694	$(21,434)	$64,364
Initial franchise and relicensing fees	7,733	—	—	—	7,733
Brand solutions	3,171	—	—	—	3,171
Marketing and reservation	61,978	63,196	2,154	(54,327)	73,001
Other items, net	1,545	1,182	—	—	2,727

Total revenues	134,267	85,642	6,848	(75,761)	150,996

OPERATING EXPENSES:
Selling, general and administrative	21,793	19,091	829	(21,434)	20,279
Marketing and reservation	65,473	60,081	1,774	(54,327)	73,001
Other items, net	802	2,171	191	—	3,164

Total operating expenses	88,068	81,343	2,794	(75,761)	96,444

Operating income	46,199	4,299	4,054	—	54,552
OTHER INCOME AND EXPENSES, NET:
Interest expense	3,427	(240)	20	—	3,207
Other items, net	(102)	(359)	(457)	—	(918)
Equity in earnings of consolidated subsidiaries	(7,884)	—	—	7,884	—

Total other income and expenses, net	(4,559)	(599)	(437)	7,884	2,289

Income before income taxes	50,758	4,898	4,491	(7,884)	52,263
Income taxes	4,401	1,095	410	—	5,906

Net income	$46,357	$3,803	$4,081	$(7,884)	$46,357

Choice Hotels International, Inc.

Condensed Consolidating Statement of Income

For the Nine Months Ended September 30, 2007

(Unaudited, In Thousands)

	Choice Hotels International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$159,261	$74,693	$16,415	$(74,646)	$175,723
Initial franchise and relicensing fees	21,482	—	—	—	21,482
Brand solutions	12,603	—	—	—	12,603
Marketing and reservation	199,275	211,629	10,598	(190,856)	230,646
Other items, net	6,362	3,485	—	—	9,847

Total revenues	398,983	289,807	27,013	(265,502)	450,301

OPERATING EXPENSES:
Selling, general and administrative	70,620	70,393	7,368	(74,646)	73,735
Marketing and reservation	209,492	202,378	9,632	(190,856)	230,646
Other items, net	2,403	5,632	777	—	8,812

Total operating expenses	282,515	278,403	17,777	(265,502)	313,193

Operating income	116,468	11,404	9,236	—	137,108
OTHER INCOME AND EXPENSES, NET:
Interest expense	10,581	(375)	—	—	10,206
Other items, net	(344)	(1,856)	(1,493)	—	(3,693)
Equity in earnings of consolidated subsidiaries	(19,125)	—	—	19,125	—

Total other income and expenses, net	(8,888)	(2,231)	(1,493)	19,125	6,513

Income before income taxes	125,356	13,635	10,729	(19,125)	130,595
Income taxes	42,002	4,040	1,199	—	47,241

Net income	$83,354	$9,595	$9,530	$(19,125)	$83,354

Choice Hotels International, Inc.

Condensed Consolidating Statement of Income

For the Nine Months Ended September 30, 2006

(Unaudited, In Thousands)

	Choice Hotels International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$145,745	$67,417	$12,456	$(68,244)	$157,374
Initial franchise and relicensing fees	20,099	—	—	—	20,099
Brand solutions	10,853	—	—	—	10,853
Marketing and reservation	173,098	187,338	6,078	(162,795)	203,719
Other items, net	5,567	3,342	—	—	8,909

Total revenues	355,362	258,097	18,534	(231,039)	400,954

OPERATING EXPENSES:
Selling, general and administrative	65,721	60,994	2,325	(68,244)	60,796
Marketing and reservation	182,905	178,539	5,070	(162,795)	203,719
Other items, net	2,395	6,739	566	—	9,700

Total operating expenses	251,021	246,272	7,961	(231,039)	274,215

Operating income	104,341	11,825	10,573	—	126,739
OTHER INCOME AND EXPENSES, NET:
Interest expense	11,880	(628)	39	—	11,291
Other items, net	130	(670)	(954)	—	(1,494)
Equity in earnings of consolidated subsidiaries	(18,314)	—	—	18,314	—

Total other income and expenses, net	(6,304)	(1,298)	(915)	18,314	9,797

Income before income taxes	110,645	13,123	11,488	(18,314)	116,942
Income taxes	22,487	5,327	970	—	28,784

Net income	$88,158	$7,796	$10,518	$(18,314)	$88,158

Choice Hotels International, Inc.

Condensed Consolidating Balance Sheet

As of September 30, 2007

(Unaudited, In thousands)

	Choice Hotels International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$8,664	$382	$38,308	$—	$47,354
Receivables	46,920	449	6,741	—	54,110
Other current assets	7,035	10,080	1,377	—	18,492

Total current assets	62,619	10,911	46,426	—	119,956
Property and equipment, at cost, net	17,156	26,155	725	—	44,036
Goodwill	60,620	5,193	—	—	65,813
Franchise rights and other identifiable intangibles, net	21,923	5,963	5,130	—	33,016
Investments, employee benefit plans, at fair value	—	34,425	—	—	34,425
Investment in and advances to affiliates	226,701	127,498	54,106	(408,305)	—
Receivable, marketing fees	397	—	—	(310)	87
Deferred income taxes	—	38,220	734	(9,222)	29,732
Other assets	1,360	9,148	463	(215)	10,756

Total assets	$390,776	$257,513	$107,584	(418,052)	$337,821

Current portion of long-term debt	$8,400	$—	$—	$—	$8,400
Accounts payable	9,037	27,985	4,249	—	41,271
Accrued expenses and other	16,085	19,447	1,442	—	36,974
Deferred revenue	5,253	41,834	—	—	47,087
Deferred compensation & retirement plan obligations	—	3,384	—	—	3,384
Income taxes payable	6,642	5,600	1,728	—	13,970

Total current liabilities	45,417	98,250	7,419	—	151,086
Long-term debt	269,962	—	—	—	269,962
Deferred compensation & retirement plan obligations	—	42,288	2	—	42,290
Advances from affiliates	192,889	6,110	55,599	(254,598)	—
Payable, marketing fees	13,110	310	—	(310)	13,110
Deferred income taxes	9,222	—	—	(9,222)	—
Other liabilities	9,175	690	722	(215)	10,372

Total liabilities	539,775	147,648	63,742	(264,345)	486,820

Total shareholders’ (deficit) equity	(148,999)	109,865	43,842	(153,707)	(148,999)

Total liabilities and shareholders’ deficit	$390,776	$257,513	107,584	$(418,052)	$337,821

Choice Hotels International, Inc.

Condensed Consolidating Balance Sheet

As of December 31, 2006

(In thousands)

	Choice Hotels International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$10,072	$213	$25,556	$—	$35,841
Receivables	35,885	358	5,451	—	41,694
Other current assets	9,317	7,489	645	(7,904)	9,547

Total current assets	55,274	8,060	31,652	(7,904)	87,082
Property and equipment, at cost, net	17,270	24,793	739	—	42,802
Goodwill	60,620	5,193	—	—	65,813
Franchise rights and other identifiable intangibles, net	23,885	6,427	5,197	—	35,509
Investments, employee benefit plans, at fair value	—	31,529	—	—	31,529
Investment in and advances to affiliates	184,223	129,728	47,947	(361,898)	—
Receivable, marketing fees	6,972	—	—	(310)	6,662
Deferred income taxes	—	33,842	728	(12,119)	22,451
Other assets	1,055	10,170	236	—	11,461

Total assets	$349,299	$249,742	$86,499	$(382,231)	$303,309

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current portion of long-term debt	$146	$—	$—	$—	$146
Accounts payable	9,503	28,735	3,578	—	41,816
Accrued expenses and other	14,988	28,617	1,701	—	45,306
Deferred revenue	7,485	39,622	60	—	47,167
Income taxes payable	—	11,587	1,673	(7,904)	5,356

Total current liabilities	32,122	108,561	7,012	(7,904)	139,791
Long-term debt	172,390	—	—	—	172,390
Deferred compensation & retirement plan obligations	—	40,099	2	—	40,101
Advances from affiliates	182,114	5,609	41,032	(228,755)	—
Payable, marketing fees	—	310	—	(310)	—
Deferred income taxes	12,119	—	—	(12,119)	—
Other liabilities	12,934	—	473	—	13,407

Total liabilities	411,679	154,579	48,519	(249,088)	365,689

Total shareholders’ (deficit) equity	(62,380)	95,163	37,980	(133,143)	(62,380)

Total liabilities and shareholders’ deficit	$349,299	$249,742	$86,499	$(382,231)	$303,309

Choice Hotels International, Inc.

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2007

(Unaudited, In thousands)

	Choice Hotels International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided from operating activities	$81,769	$5,600	$13,035	—	$100,404

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(3,619)	(4,936)	(179)	—	(8,734)
Acquisitions, net of cash acquired	—	—	(343)	—	(343)
Issuance of notes receivable	(5,337)	(729)	—	—	(6,066)
Collection of notes receivable	1,075	600	—	—	1,675
Purchases of investments, employee benefit plans	—	(7,128)	—	—	(7,128)
Proceeds from the sales of investments, employee benefit plans	—	2,703	—	—	2,703
Other items, net	(402)	(305)	239	—	(468)

Net cash used in investing activities	(8,283)	(9,795)	(283)	—	(18,361)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(422)	—	—	—	(422)
Net borrowings pursuant to revolving credit facility	106,200	—	—	—	106,200
Purchase of treasury stock	(156,749)	—	—	—	(156,749)
Excess tax benefits from stock-based compensation	506	4,364	—	—	4,870
Dividends paid	(29,522)	—	—	—	(29,522)
Proceeds from exercise of stock options	5,093	—	—	—	5,093

Net cash provided (used) in financing activities	(74,894)	4,364	—	—	(70,530)

Net change in cash and cash equivalents	(1,408)	169	12,752	—	11,513
Cash and cash equivalents at beginning of period	10,072	213	25,556	—	35,841

Cash and cash equivalents at end of period	$8,664	$382	$38,308	—	$47,354

Choice Hotels International, Inc.

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2006

(Unaudited, In thousands)

	Choice Hotels International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) from operating activities	$104,061	$(1,126)	$12,655	—	$115,590

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(3,304)	(1,901)	(76)	—	(5,281)
Issuance of notes receivable	—	(1,780)	—	—	(1,780)
Purchases of investments, employee benefit plans	—	(7,976)	—	—	(7,976)
Proceeds from the sale of investments, employee benefit plans	—	2,885	—	—	2,885
Other items, net	(210)	343	(220)	—	(87)

Net cash used from investing activities	(3,514)	(8,429)	(296)	—	(12,239)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment of long-term debt	(109)	—	—	—	(109)
Net repayments pursuant to revolving credit facilities	(86,500)	—	—	—	(86,500)
Purchase of treasury stock	(1,326)	—	—	—	(1,326)
Excess tax benefits from stock-based compensation	4,451	8,099	—	—	12,550
Debt issuance costs	(477)	—	—	—	(477)
Dividends paid	(25,494)	—	—	—	(25,494)
Proceeds from exercise of stock options	8,162	—	—	—	8,162

Net cash provided (used) in financing activities	(101,293)	8,099	—	—	(93,194)

Net change in cash and cash equivalents	(746)	(1,456)	12,359	—	10,157
Cash and cash equivalents at beginning of period	5,848	2,052	9,021	—	16,921

Cash and cash equivalents at end of period	$5,102	$596	$21,380	—	$27,078

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

The following table presents the financial information for the Company’s franchising segment:

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
(In thousands)	Franchising	Corporate & Other	Consolidated	Franchising	Corporate & Other	Consolidated
Revenues	$175,213	$1,196	$176,409	$149,814	$1,182	$150,996
Operating income (loss)	$71,820	$(9,461)	$62,359	$64,838	$(10,286)	$54,552

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
(In thousands)	Franchising	Corporate & Other	Consolidated	Franchising	Corporate & Other	Consolidated
Revenues	$446,816	$3,485	$450,301	$397,612	$3,342	$400,954
Operating income (loss)	$169,791	$(32,683)	$137,108	$159,869	$(33,130)	$126,739

11. Commitments and Contingencies

The Company is a defendant in a number of lawsuits arising in the ordinary course of business. In the opinion of management and the Company’s legal counsel, the ultimate outcome of such litigation will not have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

In April 2007, two federal securities law class actions were filed in the United States District Court for the District of Colorado on behalf of persons who purchased the Company’s stock between April 25, 2006, and July 26, 2006. These substantially-similar lawsuits assert claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, against the Company, its current Vice Chairman and Chief Executive Officer, and its former Executive Vice President and Chief Financial Officer. These claims are related to the Company’s July 25, 2006 announcement of its results of operations for the second quarter of 2006.

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

In March 2006, the Company guaranteed $1 million of a bank loan funding a franchisee’s construction of a Cambria Suites in Green Bay, Wisconsin. The guaranty was scheduled to expire in September 2010. In February 2007, the Company was released from its obligations under the March 2006 guaranty, and subsequently, on May 3, 2007, issued a new $1 million guaranty for a bank loan funding the construction for the same franchisee’s Cambria Suites in Green Bay, Wisconsin. The guaranty expires in August 2010. The Company has received personal guarantees from several of the franchisee’s principal owners related to the repayment of any amounts paid by the Company under this guaranty.

In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for breaches of representations and warranties. Such guarantees or indemnifications are granted under various agreements, including those governing (i) purchases or sales of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks, (iv) access to credit facilities, (v) issuances of debt or equity securities, and (vi) other operating agreements. The guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) franchisees in franchise agreements, (iv) financial institutions in credit facility arrangements, and (v) underwriters in debt or equity security issuances. In addition, these parties may also be indemnified against any third party claim resulting from the transaction that is contemplated in the underlying agreement. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under these guarantees, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords against third party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates any potential payments to be made.

12. Termination Charges

During the first quarter of 2007, the Company recorded a $3.7 million charge for employee termination benefits relating to the termination of certain executive officers. Termination benefits include salary continuation of approximately $2.5 million, SERP curtailment expenses of $0.2 million and $1.0 million of accelerated share based compensation. Termination benefits payable to the executives were accounted for under SFAS No. 112 “Employer’s Accounting for Post-employment Benefits”. At September 30, 2007, approximately $2.8 million of termination benefits remained of which $2.7 million is included in current liabilities and $0.1 million in other long-term liabilities in the Company’s consolidated financial statements.

13. Acquisition of Suburban Franchise Holding Company, Inc.

During 2005, the Company acquired 100% of the stock of Suburban Franchise Holding Company, Inc. (“Suburban”) and its wholly owned subsidiary, Suburban Franchise Systems, Inc. Beginning on the third anniversary of the closing, the merger provided for contingent cash payments of up to $5.0 million to be made upon the satisfaction of certain criteria. No liabilities had been previously recorded related to the contingent cash payments. During the three months ended September 30, 2007, the Company has determined that the performance conditions can no longer be satisfied and therefore the contingent consideration will not be earned.

14. Recently Issued Accounting Standards

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

Overview

We are a hotel franchisor with franchise agreements representing 5,533 hotels open and 954 hotels under development as of September 30, 2007, with 450,280 rooms and 76,823 rooms, respectively, in 49 states, the District of Columbia and 39 countries and territories outside the United States. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Sleep Inn®, Econo Lodge®, Rodeway Inn® , MainStay Suites®, Suburban Extended Stay Hotel®, Cambria Suites™ and Flag Hotels®.

The Company conducts its international franchise operations through a combination of direct franchising and master franchising arrangements (which allow the use of our brands by third parties in foreign countries). The Company has made equity investments in certain non-domestic lodging franchise companies that conduct franchise operations for the Company’s brands under master franchising relationships. As a result of our use of master franchising relationships and international market conditions, total revenues from international operations comprised only 7% of our total revenues for the nine months ended September 30, 2007 while representing approximately 21% of hotels open at September 30, 2007.

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

Our Company generates revenues, income and cash flows primarily from initial and continuing royalty fees attributable to our franchise agreements. Revenues are also generated from brand solutions qualified vendor arrangements, hotel operations and other sources. The hotel industry is seasonal in nature. For most hotels, demand is lower in December through March than during the remainder of the year. Our principal source of revenues is franchise fees based on the gross room revenues of our franchised properties. The Company’s franchise fee revenues and operating income reflect the industry’s seasonality and historically have been lower in the first quarter than in the second, third or fourth quarters.

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

The principal factors that affect the Company’s results are: the number and relative mix of franchised hotels; growth in the number of hotels and hotel rooms under franchise; occupancy and room rates achieved by the hotels under franchise; the effective royalty rate achieved; and our ability to manage costs. The number of rooms at franchised properties and occupancy and room rates at those properties significantly affect the Company’s results because our fees are based upon room revenues at franchised hotels. The key industry standard for measuring hotel-operating performance is revenue per available room (“RevPAR”), which is calculated by multiplying the percentage of occupied rooms by the average daily room rate realized. Our variable overhead costs associated with franchise system growth have historically been less than incremental royalty fees generated from new franchises. Accordingly, continued growth of our franchise business should enable us to realize benefits from the operating leverage in place and improve operating results.

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

We believe that executing our strategic priorities creates value. Our Company focuses on two key value drivers:

Profitable Growth. Our success is dependent on improving the performance of our hotels, increasing our system size by selling additional hotel franchises and effective royalty rate improvement. We attempt to improve our franchisees’ revenues and overall profitability by providing a variety of products and services designed to increase business delivery to and/or reduce operating and development costs for our franchisees. These products and services include national marketing campaigns, a central reservation system, property and yield management systems, quality assurance standards and qualified vendor relationships. We believe that healthy brands, which deliver a compelling return on investment for franchisees, will enable us to sell additional hotel franchises and raise royalty rates. We have established multiple brands that meet the needs of many types of guests, and can be developed at various price points and applied to both new and existing hotels. This ensures that we have brands suitable for creating growth in a variety of market conditions. Improving the performance of the hotels under franchise, growing the system through additional franchise sales and improving franchise agreement pricing while maintaining a disciplined cost structure are the keys to profitable growth.

Maximizing Financial Returns and Creating Value for Shareholders. Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. We believe our strong and predictable cash flows create a strong financial position that provides us a competitive advantage. Our business does not require significant capital to operate and grow, therefore, we can maintain a capital structure that generates high financial returns and use our excess cash flow to increase returns to our shareholders. We have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. Through September 30, 2007, we have repurchased 37.8 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $867.1 million since the program’s inception. Considering the effect of the two-for-one stock split, the Company has repurchased 70.8 million shares at an average price of $12.26 per share through September 30, 2007. In September 2007, the Company’s board of directors authorized an increase under the Company’s existing stock repurchase program to acquire up to an additional three million shares of its outstanding common stock. At September 30, 2007 the Company had 4.0 million shares remaining under the current board of directors’ authorization. The Company expects to continue to return value to its shareholders through a combination of dividends and share repurchases, subject to market and other conditions and upon completion of the current authorization we will evaluate the propriety of additional share repurchases with our board of directors. During the three and nine months ended September 30, 2007, we paid cash dividends totaling approximately $9.8 million and $29.5 million, respectively, and we presently expect to continue to pay dividends in the future. On September 11, 2007, our board of directors declared a cash dividend of $0.17 on outstanding common shares payable on October 19, 2007 to shareholders of record on October 5, 2007. Based on our present dividend rate and outstanding share count, aggregate annual dividends would be approximately $40.2 million.

We believe these value drivers, when properly implemented, will enhance our profitability, maximize our financial returns and continue to generate value for our shareholders. The ultimate measure of our success will be reflected in the items below.

Results of Operation: Royalty fees, operating income, net income and diluted earnings per share (“EPS”) represent key measurements of these value drivers. In the three months ended September 30, 2007, royalty fees revenue totaled $73.2 million, a 14% increase from the same period in 2006. Operating income totaled $62.4 million for the three months ended September 30, 2007, a $7.8 million or 14% increase from the same period in 2006. Net income and diluted earnings per share declined 17% and 14%, respectively from the same period of the prior year primarily due to the resolution of income tax contingencies during third quarter of 2006 totaling $12.8 million or $0.19 per share compared to $0.7 million or $0.01 per share for the same period of 2007. These measurements will continue to be a key management focus in 2007 and beyond.

Refer to MD&A heading “Operations Review” for additional analysis of our results.

Liquidity and Capital Resources: The Company generates significant cash flows from operations. In the nine months ended September 30, 2007 and 2006, net cash provided by operating activities was $100.4 million and $115.6 million, respectively. Since our business does not require significant reinvestment of capital, we utilize cash in ways that management believes provide the greatest returns to our shareholders, which include share repurchases and dividends. We believe the Company’s cash flow from operations and available financing capacity are sufficient to meet the expected future operating, investing and financing needs of the business.

Refer to MD&A heading “Liquidity and Capital Resources” for additional analysis.

Operations Review

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2007 and September 30, 2006

The Company recorded net income of $38.4 million for the three months ended September 30, 2007, an $8.0 million, or 17% decline from the $46.4 million for the quarter ended September 30, 2006. The decline in net income for the three months ended September 30, 2007 is primarily attributable to the resolution of income tax contingencies totaling $12.8 million during the three months ended September 30, 2006 which resulted in an effective income tax rate of 11.3% compared to 35.3% for the current year period. The increase in the Company’s effective income tax rate was partially offset by a $7.8 million increase in operating income. Operating income increased as a result of an $11.6 million, or 15% increase in franchising revenues (total revenues excluding marketing and reservation revenues and hotel operations) partially offset by a $4.0 million increase in selling, general and administrative expenses. The increase in selling, general and administration expenses was partially due to the commencement of direct franchising operations in continental Europe.

Summarized financial results for the three months ended September 30, 2007 and 2006 are as follows:

(in thousands, except per share amounts)	2007	2006
REVENUES:
Royalty fees	$73,219	$64,364
Initial franchise and relicensing fees	8,902	7,733
Brand solutions	3,622	3,171
Marketing and reservation	86,795	73,001
Hotel operations	1,196	1,182
Other	2,675	1,545

Total revenues	176,409	150,996

OPERATING EXPENSES:
Selling, general and administrative	24,230	20,279
Depreciation and amortization	2,158	2,344
Marketing and reservation	86,795	73,001
Hotel operations	867	820

Total operating expenses	114,050	96,444

Operating income	62,359	54,552

OTHER INCOME AND EXPENSES, NET:
Interest expense	3,992	3,207
Interest and other investment income	(534)	(569)
Equity in net income of affiliates	(462)	(349)

Total other income and expenses, net	2,996	2,289

Income before income taxes	59,363	52,263
Income taxes	20,969	5,906

Net income	$38,394	$46,357

Weighted average shares outstanding – diluted	64,602	67,152

Diluted earnings per share	$0.59	$0.69

Management analyzes its business based on franchising revenues, which is total revenues excluding marketing and reservation revenues and hotel operations, and franchise operating expenses that are reflected as selling, general and administrative expenses.

Franchising Revenues: Franchising revenues were $88.4 million for the three months ended September 30, 2007 compared to $76.8 million for the three months ended September 30, 2006. The growth in franchising revenues is primarily due to a 14% increase in royalty revenues, a 15% increase in initial franchise and relicensing fees and a 73% increase in other income.

Domestic royalty fees increased $7.2 million to $67.2 million from $60.0 million in the three months ended September 30, 2007, an increase of 12%. The increase in royalties is attributable to a combination of factors including a 4.4% increase in the number of domestic franchised hotel rooms, a 5.6% increase in RevPAR and an increase in the effective royalty rate of the domestic hotel system from 4.07% to 4.12%. System-wide RevPAR increases resulted primarily from average daily rate (“ADR”) increases of 5.4% over the prior year and a 10 basis point increase in occupancy rates.

A summary of the Company’s domestic franchised hotels operating information is as follows:

	For the Three Months Ended September 30, 2007			For the Three Months Ended September 30, 2006			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR
Comfort Inn	$82.60	73.2%	$60.51	$78.25	72.6%	$56.79	5.6%	60bps	6.6%
Comfort Suites	90.64	72.7%	65.88	86.19	73.3%	63.22	5.2%	(60)bps	4.2%
Sleep	73.09	70.8%	51.72	69.80	69.6%	48.61	4.7%	120bps	6.4%

Midscale without Food & Beverage	82.93	72.8%	60.35	78.67	72.3%	56.88	5.4%	50bps	6.1%

Quality	76.08	63.7%	48.47	71.73	64.7%	46.42	6.1%	(100)bps	4.4%
Clarion	85.09	60.0%	51.05	82.51	57.1%	47.14	3.1%	290bps	8.3%

Midscale with Food & Beverage	78.10	62.8%	49.08	74.19	62.8%	46.60	5.3%	—	5.3%

Econo Lodge	59.07	56.3%	33.24	57.22	56.1%	32.11	3.2%	20bps	3.5%
Rodeway	58.55	57.3%	33.52	57.14	54.9%	31.38	2.5%	240bps	6.8%

Economy	58.95	56.5%	33.31	57.20	55.9%	31.96	3.1%	60bps	4.2%

MainStay	73.34	75.3%	55.26	68.86	77.1%	53.12	6.5%	(180)bps	4.0%
Suburban	40.89	70.3%	28.76	38.95	75.4%	29.36	5.0%	(510)bps	(2.0)%

Extended Stay	49.27	71.6%	35.26	44.89	75.7%	34.00	9.8%	(410)bps	3.7%

Total	$76.90	66.9%	$51.43	$72.96	66.8%	$48.72	5.4%	10bps	5.6%

The number of domestic rooms on-line increased to 350,701 as of September 30, 2007 from 335,884 as of September 30, 2006, an increase of 4.4%. The total number of domestic hotels on-line grew 5.7% to 4,396 as of September 30, 2007 from 4,157 as of September 30, 2006. A summary of the domestic hotels and rooms on-line at September 30, 2007 and 2006 by brand is as follows:

	September 30, 2007		September 30, 2006		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	%	%
Comfort Inn	1,429	111,505	1,411	110,525	18	980	1.3%	0.9%
Comfort Suites	470	36,688	427	33,573	43	3,115	10.1%	9.3%
Sleep	345	25,617	327	24,609	18	1,008	5.5%	4.1%

Midscale without Food & Beverage	2,244	173,810	2,165	168,707	79	5,103	3.6%	3.0%

Quality	804	77,515	709	69,699	95	7,816	13.4%	11.2%
Clarion	166	23,685	160	23,733	6	(48)	3.8%	(0.2)%

Midscale with Food & Beverage	970	101,200	869	93,432	101	7,768	11.6%	8.3%

Econo Lodge	824	50,273	815	50,013	9	260	1.1%	0.5%
Rodeway	275	16,342	217	13,245	58	3,097	26.7%	23.4%

Economy	1,099	66,615	1,032	63,258	67	3,357	6.5%	5.3%

MainStay	29	2,166	27	2,046	2	120	7.4%	5.9%
Suburban	52	6,691	64	8,441	(12)	(1,750)	(18.8)%	(20.7)%

Extended Stay	81	8,857	91	10,487	(10)	(1,630)	(11.0)%	(15.5)%

Cambria Suites	2	219	—	—	2	219	NM	NM

Total Domestic Franchises	4,396	350,701	4,157	335,884	239	14,817	5.7%	4.4%

International rooms on-line increased to 99,579 as of September 30, 2007 from 98,811 as of September 30, 2006. The total number of international hotels on-line decreased from 1,171 as of September 30, 2006 to 1,137 as of September 30, 2007.

As of September 30, 2007, the Company had 872 franchised domestic hotels with 68,853 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 736 hotels and 57,117 rooms at September 30, 2006. The number of new construction franchised hotels in the Company’s domestic pipeline increased 27% to 642 at September 30, 2007 from 507 at September 30, 2006. The Company had an additional 82 franchised hotels with 7,970 rooms under development in its international system as of September 30, 2007 compared to 72 hotels and 6,462 rooms at September 30, 2006. While the Company’s hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.

A summary of the domestic franchised hotels under construction, awaiting conversion or approved for development at September 30, 2007 and 2006 by brand is as follows:

	September 30, 2007 Units			September 30, 2006 Units			Variance
							Conversion		New Construction		Total
	Conversion	New Construction	Total	Conversion	New Construction	Total	Units	%	Units	%	Units	%
Comfort Inn	41	121	162	50	108	158	(9)	(18)%	13	12%	4	3%
Comfort Suites	1	258	259	5	197	202	(4)	(80)%	61	31%	57	28%
Sleep Inn	—	113	113	—	95	95	—	NM	18	19%	18	19%

Midscale without Food & Beverage	42	492	534	55	400	455	(13)	(24)%	92	23%	79	17%

Quality	61	12	73	67	11	78	(6)	(9)%	1	9%	(5)	(6)%
Clarion	23	7	30	14	4	18	9	64%	3	75%	12	67%

Midscale with Food & Beverage	84	19	103	81	15	96	3	4%	4	27%	7	7%

Econo Lodge	45	4	49	32	5	37	13	41%	(1)	(20)%	12	32%
Rodeway	52	3	55	56	2	58	(4)	(7)%	1	50%	(3)	(5)%

Economy	97	7	104	88	7	95	9	10%	—	0%	9	9%

MainStay	1	36	37	1	33	34	—	0%	3	9%	3	9%
Suburban	6	31	37	4	19	23	2	50%	12	63%	14	61%

Extended Stay	7	67	74	5	52	57	2	40%	15	29%	17	30%

Cambria Suites	—	57	57	—	33	33	—	NM	24	73%	24	73%

	230	642	872	229	507	736	1	0%	135	27%	136	18%

There were 70 net domestic franchise additions during the three months ended September 30, 2007 compared to 41 net franchise additions during the three months ended September 30, 2006. Gross domestic franchise additions increased from 85 for the three months ended September 30, 2006 to 118 for the same period of 2007. Net franchise terminations increased to 48 from 44 for the three months ended September 30, 2007. The Company continues to execute its strategy to replace franchised hotels that do not meet our brand standards or are underperforming in their market. As the competition gets stronger and more focused on limited service franchising, the Company will continue to focus on improving its system hotels and utilizing the domestic hotels under development as a strong platform for continued system growth.

International royalties increased $1.7 million or 40% from $4.3 million in the third quarter of 2006 to $6.0 million for the same period of 2007 primarily due to the commencement of direct franchising operations in continental Europe which contributed $1.0 million of additional royalties.

New domestic franchise agreements executed in the three months ended September 30, 2007 totaled 182 representing 14,372 rooms compared to 178 agreements representing 13,321 rooms executed in the third quarter of 2006. During the third quarter of 2007, 83 of the 182 executed agreements were for new construction hotel franchises, representing 6,357 rooms, compared to 56 contracts, representing 4,202 rooms for the same period a year ago. Conversion hotel franchise executed contracts totaled 99 representing 8,015 rooms for three months ended September 30, 2007 compared to 122 agreements representing 9,119 rooms from the same period a year ago. Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise agreements increased approximately 14% to $5.3 million for the three months ended September 30, 2007 from $4.7 million for the three months ended September 30, 2006.

A summary of executed domestic franchise agreements by brand for the three months ended September 30, 2007 and 2006 is as follows:

	For the Three Months Ended September 30, 2007			For the Three Months Ended September 30, 2006			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	10	12	22	14	25	39	(29)%	(52)%	(44)%
Comfort Suites	38	1	39	14	1	15	171%	0%	160%
Sleep	17	—	17	17	1	18	0%	(100)%	(6)%

Midscale without Food & Beverage	65	13	78	45	27	72	44%	(52)%	8%

Quality	2	33	35	—	43	43	NM	(23)%	(19)%
Clarion	1	7	8	—	4	4	NM	75%	100%

Midscale with Food & Beverage	3	40	43	—	47	47	NM	(15)%	(9)%

Econo Lodge	1	22	23	—	20	20	NM	10%	15%
Rodeway	2	23	25	1	25	26	100%	(8)%	(4)%

Economy	3	45	48	1	45	46	200%	0%	4%

MainStay	6	—	6	2	—	2	200%	NM	200%
Suburban	3	1	4	3	3	6	0%	(67)%	(33)%

Extended Stay	9	1	10	5	3	8	80%	(67)%	25%

Cambria Suites	3	—	3	5	—	5	(40)%	NM	(40)%

Total Domestic System	83	99	182	56	122	178	48%	(19)%	2%

Relicensing fees are charged to the new property owner of a franchised property whenever an ownership change occurs and the property remains in the franchise system. During the three months ended September 30, 2007, relicensings increased 17% to 123 for the three months ended September 30, 2007 from 105 in the third quarter of 2006. The increase in relicensing contracts resulted in an increase in fees of approximately 17% to $3.6 million for the three months ended September 30, 2007 from $3.1 million for the three months ended September 30, 2006.

Other income increased $1.1 million or 73% to $2.7 million for the three months ended September 30, 2007 primarily due to higher liquidated damage collections related to the early termination of franchise agreements.

Franchise Expenses: The cost to operate the franchising business is reflected in selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $24.2 million for the three months ended September 30, 2007, an increase of $4.0 million from the three months ended September 30, 2006. As a percentage of revenues, excluding marketing and reservation fees and hotel operations, total SG&A expenses were 27.4% for the three months ended September 30, 2007 compared to 26.4% for the three months ended September 30, 2006. Expenses as a percentage of franchise revenues increased primarily due to an additional $0.9 million in expenses related to the commencement of direct franchising operations in continental Europe.

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

Total marketing and reservations revenues were $86.8 million and $73.0 million for the three months ended September 30, 2007 and 2006, respectively. Depreciation and amortization attributable to marketing and reservation activities were $2.0 million for the both the three month periods ended September 30, 2007 and 2006. Interest expense attributable to reservation activities was $0.1 million and $0.2 million for the three months ended September 30, 2007 and 2006, respectively. Marketing and reservations activities generated $17.2 million and $18.6 million of positive operating cash flow for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007 and December 31, 2006, the Company’s balance sheet includes a receivable of $0.1 million and $6.7 million, respectively resulting from the cumulative marketing expenses incurred in excess of accumulated marketing fees earned. These receivables are recorded as assets in the financial statements as the Company has the contractual authority to require that the franchisees in the system at any given point repay the Company for any deficits related to marketing and reservation activities. The Company’s current franchisees are legally obligated to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue. The Company has no present intention to accelerate repayment of the deficit from current franchisees. A payable has been recorded in the Company’s balance sheet within other long-term liabilities related to cumulative reservation fee revenues received in excess of reservation fee expenses incurred totaling $13.1 million and $8.4 million at September 30, 2007 and December 31, 2006, respectively. Cumulative reservation and marketing fees not expended are recorded as a payable on the financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements.

Other Income and Expenses, Net: Other income and expenses, net, increased $0.7 million to an expense of $3.0 million for the three months ended September 30, 2007 from $2.3 million for the same period in 2006. Interest expense increased $0.8 million from $3.2 million to $4.0 million for the three months ended September 30, 2007. Interest expense increased due to higher outstanding borrowings and average interest rates on the Company’s variable rate debt. The Company’s weighted average interest rate as of September 30, 2007 was 6.09% compared to 6.47% as of September 30, 2006.

Income Taxes: The Company’s effective income tax provision rate was 35.3% for the three months ended September 30, 2007, an increase from the effective income tax provision rate of 11.3% for the three months ended September 30, 2006. The effective income tax rate for 2006 was lower than the statutory rate primarily due to the resolution of certain income tax contingencies totaling $12.8 million during the three months ended September 30, 2006 compared to $0.7 million during the same period of 2007. Depending upon the outcome of certain income tax contingencies up to an additional $0.3 million of additional income tax benefits may be reflected in our fourth quarter 2007 results of operations from the resolution of tax contingency reserves.

Net income for the three months ended September 30, 2007 decreased by 17% to $38.4 million, and diluted earnings per share decreased 14% to $0.59 for the three months ended September 30, 2007 from $0.69 reported for the three months ended September 30, 2006.

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2007 and September 30, 2006

The Company recorded net income of $83.4 million for the nine months ended September 30, 2007, a decrease of $4.8 million, or 5% from $88.2 million for the nine months ended September 30, 2006. The decline in net income for the nine months ended September 30, 2007 is primarily attributable to the resolution of income tax contingencies totaling $12.6 million during the nine months ended September 30, 2006 compared to $0.3 million for the nine months ended September 30, 2007 which resulted in an effective income tax rate of 24.6% compared to 36.2% for the current year period. The increase in the Company’s effective income tax rate was partially offset by a $10.4 million increase in operating income, a $1.1 million decline in interest expense and a $1.8 million increase in interest and other investment income. Operating income increased as a result of a $22.3 million, or 11% increase in franchising revenues (total revenues excluding marketing and reservation revenues and hotel operations) partially offset by a $12.9 million increase in selling, general and administrative expenses. The increase in selling, general and administration expenses was primarily due to executive termination benefits of $3.7 million incurred during the first quarter of 2007 as well as the commencement of direct franchising operations in continental Europe. The $3.3 million decline in net other income and expenses was primarily related to a decline in interest expense of $1.1 million due to lower average debt outstanding and a $1.2 million increase in investment gains on assets held in the Company’s non-qualified employee benefit plans.

Summarized financial results for the nine months ended September 30, 2007 and 2006 are as follows:

(in thousands, except per share amounts)	2007	2006
REVENUES:
Royalty fees	$175,723	$157,374
Initial franchise and relicensing fees	21,482	20,099
Brand solutions	12,603	10,853
Marketing and reservation	230,646	203,719
Hotel operations	3,485	3,342
Other	6,362	5,567

Total revenues	450,301	400,954

OPERATING EXPENSES:
Selling, general and administrative	73,735	60,796
Depreciation and amortization	6,410	7,335
Marketing and reservation	230,646	203,719
Hotel operations	2,402	2,365

Total operating expenses	313,193	274,215

Operating income	137,108	126,739

OTHER INCOME AND EXPENSES, NET:
Interest expense	10,206	11,291
Interest and other investment income	(2,856)	(1,099)
Equity in net income of affiliates	(837)	(737)
Loss on extinguishment of debt	—	342

Total other income and expenses, net	6,513	9,797

Income before income taxes	130,595	116,942
Income taxes	47,241	28,784

Net income	$83,354	$88,158

Weighted average shares outstanding – diluted	66,077	67,009

Diluted earnings per share	$1.26	$1.32

Management analyzes its business based on franchising revenues, which is total revenues excluding marketing and reservation revenues and hotel operations, and franchise operating expenses that are reflected as selling, general and administrative expenses.

Franchising Revenues: Franchising revenues were $216.2 million for the nine months ended September 30, 2007 compared to $193.9 million for the nine months ended September 30, 2006. The growth in franchising revenues is primarily due to a 12% increase in royalty revenues, a 16% increase in brand solutions revenues and a 14% increase in other income.

Domestic royalty fees increased $13.6 million to $160.0 million from $146.4 million in the nine months ended September 30, 2007, an increase of 9.3%. The increase in royalties is attributable to a combination of factors including a 4.4% increase in the number of domestic franchised hotel rooms, a 3.8% increase in RevPAR and an increase in the effective royalty rate of the domestic hotel system from 4.08% to 4.13%. System-wide RevPAR increases resulted primarily from average daily rate increases of 4.7% over the prior year partially offset by a 50 basis point decline in occupancy rates.

A summary of the Company’s domestic franchised hotels operating information is as follows:

	For the Nine Months Ended September 30, 2007			For the Nine Months Ended September 30, 2006			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR
Comfort Inn	$77.04	62.9%	$48.45	$73.06	62.9%	$45.92	5.4%	0bps	5.5%
Comfort Suites	87.54	66.0%	57.74	83.12	67.4%	55.99	5.3%	(140)bps	3.1%
Sleep	69.53	62.8%	43.69	66.58	62.3%	41.48	4.4%	50bps	5.3%

Midscale without Food & Beverage	78.20	63.5%	49.67	74.22	63.7%	47.25	5.4%	(20)bps	5.1%

Quality	70.45	54.5%	38.37	67.27	55.6%	37.40	4.7%	(110)bps	2.6%
Clarion	80.39	51.5%	41.38	79.18	51.2%	40.56	1.5%	30bps	2.0%

Midscale with Food & Beverage	72.76	53.7%	39.10	70.10	54.5%	38.20	3.8%	(80)bps	2.4%

Econo Lodge	54.43	48.1%	26.17	53.21	47.7%	25.38	2.3%	40bps	3.1%
Rodeway	53.63	47.9%	25.68	52.32	46.7%	24.44	2.5%	120bps	5.1%

Economy	54.25	48.0%	26.06	53.05	47.5%	25.20	2.3%	50bps	3.4%

MainStay	69.91	67.8%	47.38	67.39	68.2%	45.97	3.7%	(40)bps	3.1%
Suburban	39.98	68.1%	27.23	38.34	73.9%	28.32	4.3%	(580)bps	(3.8)%

Extended Stay	46.69	68.0%	31.76	43.61	72.8%	31.73	7.1%	(480)bps	0.1%

Total	$72.04	58.0%	$41.80	$68.81	58.5%	$40.28	4.7%	(50)bps	3.8%

Net domestic franchise additions during the nine months ended September 30, 2007 were 185 compared with 109 for the same period a year ago. Gross domestic franchise additions increased from 271 for the nine months ended September 30, 2006 to 333 for the same period of 2007. Net franchise terminations declined from 162 to 148 for the nine months ended September 30, 2007. The Company continues to execute its strategy to replace franchised hotels that do not meet our brand standards or are underperforming in their market. As the competition gets stronger and more focused on limited service franchising, the Company will continue to focus on improving its system hotels and utilizing the domestic hotels under development as a strong platform for continued system growth.

International royalties increased $4.7 million or 43% from $11.0 million for the nine months ended September 30, 2006 to $15.7 million for the same period of 2007 primarily due to the commencement of direct franchising operations in continental Europe which contributed $2.8 million of additional royalties.

New domestic franchise agreements executed in the first nine months of 2007 totaled 469 representing 37,965 rooms compared to 453 agreements representing 36,969 rooms executed in the same period in 2006. During the first nine months of 2007, 192 of the executed agreements were for new construction hotel franchises, representing 15,258 rooms, compared to 162 contracts, representing 12,539 rooms for the same period a year ago. Conversion hotel franchise executed contracts totaled 277 representing 22,707 rooms for nine months ended September 30, 2007 compared to 291 agreements representing 24,430 rooms for the nine months ended September 30, 2006. Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise agreements increased 12% to $12.9 million for the nine months ended September 30, 2007 from $11.5 million for the nine months ended September 30, 2006.

A summary of executed domestic franchise agreements by brand for the nine months ended September 30, 2007 and 2006 is as follows:

	For the Nine Months Ended September 30, 2007			For the Nine Months Ended September 30, 2006			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	26	32	58	38	43	81	(32)%	(26)%	(28)%
Comfort Suites	78	4	82	55	3	58	42%	33%	41%
Sleep	33	1	34	27	1	28	22%	0%	21%

Midscale without Food & Beverage	137	37	174	120	47	167	14%	(21)%	4%

Quality	7	96	103	5	100	105	40%	(4)%	(2)%
Clarion	5	28	33	1	22	23	400%	27%	43%

Midscale with Food & Beverage	12	124	136	6	122	128	100%	2%	6%

Econo Lodge	3	50	53	—	43	43	NM	16%	23%
Rodeway	2	62	64	2	73	75	0%	(15)%	(15)%

Economy	5	112	117	2	116	118	150%	(3)%	(1)%

MainStay	10	1	11	5	1	6	100%	0%	83%
Suburban	10	3	13	9	5	14	11%	(40)%	(7)%

Extended Stay	20	4	24	14	6	20	43%	(33)%	20%

Cambria Suites	18	—	18	20	—	20	(10)%	NM	(10)%

Total Domestic System	192	277	469	162	291	453	19%	(5)%	4%

Relicensing fees totaled $8.6 million for both the nine months ended September 30, 2007 and 2006. Relicensing fees are charged to the new property owner of a franchised property whenever an ownership change occurs and the property remains in the franchise system. Relicensings increased 1% to 281 for the nine months ending September 30, 2007 from 278 for the same period of 2006.

Brand solutions revenue increased $1.8 million or 16% to $12.6 million resulting primarily from increased vendor sponsorships of our annual franchisee convention.

Other income increased $0.8 million to $6.4 million for the nine months ended September 30, 2007 primarily due to higher liquidated damage collections related to the early termination of franchise agreements.

Franchise Expenses: The cost to operate the franchising business is reflected in selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $73.7 million for the nine months ended September 30, 2007, an increase of $12.9 million from the nine months ended September 30, 2006. As a percentage of revenues, excluding marketing and reservation fees and hotel operations, total SG&A expenses were 34.1% for the nine months ended September 30, 2007 compared to 31.4% for the nine months ended September 30, 2006. Expenses increased primarily due to $3.7 million in termination benefits recorded related to the termination of certain executive officers and an additional $2.6 million in expenses related to the commencement of direct franchising operations in continental Europe.

Depreciation and Amortization: Expenses declined $0.9 million to $6.4 million for the nine months ended September 30, 2007 due to the acceleration of depreciation in the prior year period resulting from the renovation and replacement of furniture, fixtures and equipment at two of the Company-owned MainStay Suites.

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

Total marketing and reservations revenues were $230.6 million and $203.7 million for the nine months ended September 30, 2007 and 2006, respectively. Depreciation and amortization attributable to marketing and reservation activities was $6.0 million and 5.9 million for the nine months ended September 30, 2007 and 2006, respectively. Interest expense attributable to reservation activities was $0.4 million and $0.6 million for the nine months ended September 30, 2007 and 2006, respectively.

Other Income and Expenses, Net: Other income and expenses, net, decreased $3.3 million to an expense of $6.5 million for the nine months ended September 30, 2007 from $9.8 million for the same period in 2006. This decline resulted primarily from a $1.9 million increase in the fair value of investments held in non-qualified employee benefit plans versus a $0.7 million appreciation in value of these investments in the prior year period. In addition, interest expense declined $1.1 million from $11.3 million to $10.2 million. Interest expense declined due to lower outstanding borrowings on the Company’s variable rate and lower average interest rates. The Company’s weighted average interest rate as of September 30, 2007 was 6.09% compared to 6.47% as of September 30, 2006.

Income Taxes: The Company’s effective income tax provision rate was 36.2% for the nine months ended September 30, 2007, an increase from the effective income tax provision rate of 24.6% for the nine months ended September 30, 2006. The effective income tax rate increased primarily due to the resolution of provisions for income tax contingencies totaling approximately $12.6 million during the nine months ended September 30, 2006 compared to $0.3 million during the same period of 2007. Depending upon the outcome of certain income tax contingencies up to an additional $0.3 million of additional income tax benefits may be reflected in our fourth quarter 2007 results of operations from the resolution of tax contingency reserves.

Net income for the nine months ended September 30, 2007 decreased by 5% to $83.4 million, and diluted earnings per share decreased 5% to $1.26 for the nine months ended September 30, 2007 from $1.32 reported for the nine months ended September 30, 2006.

Liquidity and Capital Resources

Net cash provided by operating activities was $100.4 million and $115.6 million for the nine months ended September 30, 2007 and 2006, respectively. The decline in cash flows from operating activities primarily reflects the timing of working capital items compared to the prior year.

The Company revised its presentation of cash flows for the nine month period ended September 30, 2006 related to dividends received from equity method investees. The Company had previously presented these cash flows as investing activities on its consolidated statement of cash flows. SFAS No. 95 “Statement of Cash Flows” requires the classification of these dividends, which represent a return on investments, as operating cash flows. There was no effect on any other previously reported income statement or balance sheet amounts.

Net cash provided related to marketing and reservations activities totaled $17.2 million and $18.6 million during the nine months ended September 30, 2007 and 2006, respectively. The decline in cash flows from marketing and reservations relates primarily to the timing of advertising and promotional costs spending versus the prior year. The Company expects marketing and reservation activities to be a source of cash between $3.0 million and $5.0 million in 2007.

Cash used in investing activities for the nine months ended September 30, 2007 and 2006 was $18.4 million and $12.2 million, respectively. During the nine months ended September 30, 2007 and 2006, capital expenditures totaled $8.7 million and $5.3 million, respectively. Capital expenditures for 2007 primarily include leasehold improvements to the Company’s facilities as well as upgrades of system-wide property and yield management systems and the purchase of computer equipment.

Financing cash flows relate primarily to the Company’s borrowings under its credit lines, treasury stock purchases and dividends. On June 16, 2006, the Company entered into a new $350 million senior unsecured revolving credit agreement (the “Revolver”), with a syndicate of lenders. The Revolver allows the Company to borrow, repay and reborrow revolving loans up to $350 million (which includes swingline loans for up to $20 million and standby letters of credit up to $30 million) until the scheduled maturity date of June 16, 2011. The Company has the ability to request an increase in available borrowings under the Revolver by an additional amount of up to $150 million by obtaining the agreement of the existing lenders to increase their lending commitments or by adding additional lenders. The rate of interest generally applicable for revolving loans under the Revolver are, at the Company’s option, equal to either (i) the greater of the prime rate or the federal funds effective rate plus 50 basis points, or (ii) an adjusted LIBOR rate plus a margin between 22 and 70 basis points based on the Company’s credit rating. The Revolver requires the Company to pay a quarterly facility fee, based upon the credit rating of the Company, at a rate between 8 and 17 1/2 basis points, on the full amount of the commitment (regardless of usage). The Revolver also requires the payment of a quarterly usage fee, based upon the credit rating of the Company, at a rate between 10 and 12 1/2 basis points, on the amount outstanding under the commitment, at all times when the amount borrowed under the Revolver exceeds 50% of the total commitment. The Revolver includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage. The Revolver also restricts the Company’s ability to make certain investments, incur certain debt, and dispose of assets, among other restrictions. As of September 30, 2007, the Company had $170.0 million of revolving loans outstanding pursuant to the Revolver. At September 30, 2007, the Company was in compliance with all covenants under the Revolver.

The proceeds of the Revolver are used for general corporate purposes, including working capital, debt repayment, stock repurchases, dividends and investments.

In 1998, the Company completed a $100 million senior unsecured note offering (‘the Senior Notes’) at a discount of $0.6 million, bearing a coupon rate of 7.13% with an effective rate of 7.22%. The Senior Notes will mature on May 1, 2008, with interest on the Senior Notes paid semi-annually. The Senior Notes have been classified as a long-term liability at September 30, 2007, since the Company’s intention is to repay the Senior Notes upon maturity by utilizing the available capacity of the Revolver.

Effective July 14, 2006, the Company’s Senior Notes are guaranteed jointly, severally, fully and unconditionally by 7 wholly-owned subsidiaries. There are no legal or regulatory restrictions on the payment of dividends to Choice Hotels International, Inc. from subsidiaries that do not guarantee the Senior Notes.

The Company has a line of credit with a bank providing up to an aggregate of $10 million of borrowings which is due upon demand. The line of credit ranks pari-pasu (or equally) with the Revolver. Borrowings under the line of credit bear interest at rates established at the time of the borrowings based on prime minus 175 basis points. As of September 30, 2007, the Company had $8.4 million outstanding pursuant to this line of credit.

In the second quarter of 2007, the Company repaid an outstanding note with a balance of $0.4 million by utilizing proceeds from the Revolver. The note had an original maturity date of January 1, 2009. The loan bore interest based on seventy percent of prime and required monthly principal and interest payments.

As of September 30, 2007, total debt outstanding for the Company was $278.4 million, of which $8.4 million was scheduled to mature in the twelve months ending September 30, 2008.

For the nine months ended September 30, 2007, the Company purchased approximately 4.1 million shares of its common stock at an average price of $37.72 for a total cost of $155.2 million under its share repurchase program. In September 2007, the board of directors authorized an increase under the Company’s existing stock repurchase program to acquire up to an additional 3.0 million shares of its outstanding common stock. As of September 30, 2007, the Company had authorization to purchase up to a total of 4.0 million shares under the share repurchase program. Repurchases will continue to be made in the open market and through privately negotiated transactions subject to market and other conditions. No minimum number of shares has been fixed. Since the Company announced its stock repurchase program on September 25, 1998, the Company has repurchased 37.8 million shares of its common stock for a total cost of $867.1 million through September 30, 2007. Considering the effect of a two-for-one stock split in October 2005, the Company has repurchased 70.8 million shares under the share repurchase program at an average price of $12.26 per share.

On September 11, 2007, the Company declared a cash dividend of $0.17 per share (or approximately $10.6 million in the aggregate), which was paid on October 19, 2007 to shareholders of record on October 5, 2007. Dividends paid in the nine months ended September 30, 2007 were approximately $29.5 million. We expect dividends in 2007 to be approximately $40.2 million.

The Company expects to continue to return value to its shareholders through a combination of dividends and share repurchases, subject to market and other conditions.

During the nine months ended September 30, 2007, certain executive officers separated from the Company. As a result of those separations, the Company will remit to those officers approximately $2.3 million of cash termination benefits over the next twelve months as well as $3.4 million of deferred compensation and retirement plan obligations.

As of January 1, 2007 and September 30, 2007, the Company had $8.2 million and $8.0 million, respectively of total unrecognized tax benefits of which approximately $5.1 million and $4.8 million, respectively would affect the effective tax rate if recognized. These unrecognized tax benefits relate principally to state tax filing positions and previously deducted expenses. The Company believes it is reasonably possible it will recognize tax benefits of up to $2.1 million within the next twelve months. This is related to the anticipated expiration of statutes of limitations of previously deducted expenses.

In April 2007, two federal securities law class actions were filed in the United States District Court for the District of Colorado on behalf of persons who purchased the Company’s stock between April 25, 2006, and July 26, 2006. These substantially-similar lawsuits assert claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, against the Company, its current Vice Chairman and Chief Executive Officer, and its former Executive Vice President and Chief Financial Officer. These claims are related to the Company’s July 25, 2006 announcement of its results of operations for the second quarter of 2006.

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

During 2005, the Company acquired 100% of the stock of Suburban Franchise Holding Company, Inc. (“Suburban”) and its wholly owned subsidiary, Suburban Franchise Systems, Inc. Beginning on the third anniversary of the closing, the merger provided for contingent cash payments of up to $5.0 million to be made upon the satisfaction of certain criteria. During 2007, the Company has determined that the performance conditions can no longer be satisfied and therefore the contingent consideration will not be earned.

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

We account for brand solutions revenues from qualified vendors in accordance with Staff Accounting Bulletin No. 104 “Revenue Recognition.” (“SAB 104”). SAB 104 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Pursuant to SAB 104, the Company recognizes brand solutions revenues when the services are performed or the product delivered, evidence of an arrangement exists, the fee is fixed and determinable and collectibility is probable. We defer the recognition of brand solutions revenues related to certain upfront fees and recognize them over a period corresponding to the Company’s estimate of the life of the arrangement.

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

As of January 1, 2007 and September 30, 2007, the Company had $8.2 million and $8.0 million, respectively of total unrecognized tax benefits of which approximately $5.1 million and $4.8 million, respectively would affect the effective tax rate if recognized. These unrecognized tax benefits relate principally to state tax filing positions and previously deducted expenses. The Company believes it is reasonably possible it will recognize tax benefits of up to $2.1 million within the next twelve months. This is related to the anticipated expiration of statutes of limitations of previously deducted expenses.

In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2003. Substantially all material state and local and foreign income tax matters have been concluded for years through 2003. U.S. federal income tax returns for 2004 through 2006 are currently open for examination.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the consolidated statements of income and totaled $0.1 million for the nine months ended September 30, 2007. During the three months ended September 30, 2007, the Company reversed $0.2 million of accrued interest and penalties related to the resolution of previously unrecognized tax benefits. Accrued interest and penalties were $1.1 million and $1.2 million as of January 1, 2007 and September 30, 2007, respectively.

Pension, Profit Sharing and Incentive Plans

The Company sponsors two non-qualified retirement savings and investment plans for certain employees and senior executives. Employee and Company contributions are maintained in separate irrevocable trusts. Legally, the assets of the trusts remain those of the Company; however, access to the trusts’ assets is severely restricted. The trusts’ cannot be revoked by the Company or an acquirer, but the assets are subject to the claims of the Company’s general creditors. The participants do not have the right to assign or transfer contractual rights in the trusts. The Company accounts for these plans in accordance with EITF No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested” (“EITF 97-14”). Pursuant to EITF 97-14, as of September 30, 2007 and December 31, 2006, the Company had recorded a deferred compensation liability of $38.7 million and $32.9 million, respectively. The change in the deferred compensation obligation related to changes in the fair value of the diversified investments held in trust and to earnings credited to participants is recorded in compensation expense. The diversified investments held in the trusts were $37.8 million and $31.5 million as of September 30, 2007 and December 31, 2006, respectively, and are recorded at their fair value, based on quoted market prices. The change in the fair value of the diversified assets held in trust is recorded in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities as trading security income (loss) and is included in other income and expenses, net in the accompanying statements of income.

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

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this quarterly report constitute forward-looking statements within the meaning of the federal securities law. Generally, our use of words such as “expect,” “estimate,” “believe,” “anticipate,” “will,” “forecast,” “plan,” “project,” “assume” or similar words of futurity identify statements that are forward-looking and that we intend to be included within the Safe Harbor protections provided by Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are based on management’s current beliefs, assumptions and expectations regarding future events, which in turn are based on information currently available to management. Such statements may relate to projections for the Company’s revenue, earnings and other financial and operational measures, Company debt levels, payment of stock dividends, and future operations. We caution you not to place undue reliance on any forward- looking statements, which are made as of the date of this quarterly report. Forward-looking statements do not guarantee future performance and involve known and unknown risks, uncertainties and other factors.

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

At September 30, 2007 and December 31, 2006, the Company had $278.4 million and $172.5 million of debt outstanding at an effective interest rate of 6.1% and 6.6%, respectively. A hypothetical change of 10% in the Company’s effective interest rate from September 30, 2007 levels would increase or decrease annual interest expense by $1.0 million. Prior to scheduled maturities, the Company expects to refinance its long-term debt obligations.

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

An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that materially affected, or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In April 2007, two federal securities law class actions were filed in the United States District Court for the District of Colorado on behalf of persons who purchased the Company’s stock between April 25, 2006, and July 26, 2006. These substantially-similar lawsuits assert claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, against the Company, its current Vice Chairman and Chief Executive Officer, and its former Executive Vice President and Chief Financial Officer. These claims are related to the Company’s July 25, 2006 announcement of its results of operations for the second quarter of 2006.

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

Issuer Purchases of Equity Securities

The following table sets forth purchases of Choice Hotels International, Inc. common stock made by the Company during the nine months ended September 30, 2007.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 2007	813	$42.17	—	5,102,701
February 2007	211,534	38.84	183,368	4,919,333
March 2007	288,730	37.24	288,730	4,630,603
April 2007	—	—	—	4,630,603
May 2007	429,586	37.90	427,808	4,202,795
June 2007	302,370	39.88	301,988	3,900,807
July 2007	723,816	39.72	723,625	3,177,182
August 2007	2,097,484	36.70	2,093,332	1,803,850
September 2007	98,920	37.08	96,816	3,987,034	(1)

	4,153,253	$37.74	4,115,667	3,987,034

(1)

In September 2007, the Company’s board of directors authorized an increase under the Company’s existing stock repurchase program to acquire up to an additional three million shares of its outstanding common stock

During the three and nine months ended September 30, 2007, the Company purchased 6,447 and 37,586 shares of common stock from employees to satisfy statutory minimum tax-withholding requirements from the vesting of restricted stock grants. These purchases were outside the share repurchase program initiated in September 1998.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number and Description

Exhibit Number	Description
3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc.(renamed Choice Hotels International, Inc.)

3.02(a)	Amended and Restated Bylaws of Choice Hotels International, Inc.

4.01(l)	Senior Unsecured Revolving Credit Facility agreement dated September 16, 2006 among Choice Hotels International, Inc., Wachovia Bank, National Association, as Agent, SunTrust Bank, as Syndication Agent, Bank of America, N.A., as Documentation Agent, Wachovia Capital Markets, LLC, as Lead Arranger and Sole Book Manager, and the additional lenders named in the credit agreement

4.02(f)	Registration Agreement dated April 28, 1998 between Choice Hotels International, Inc. and Salomon Brothers, Inc., Bear Stearns & Co. Inc. and Lehman Brothers Inc.

4.03(f)	Indenture dated as of May 4, 1998, by and among Choice Hotels International, Inc., Quality Hotels Europe, Inc., QH Europe Partnership and Marine Midland Bank, as Trustee, with respect to the 7.125% Senior Notes due 2008

Exhibit Number	Description
4.04(f)	Specimen certificate of 7.125% Senior Note due 2008 (Original Note) (Attached as an exhibit to the Indenture set forth as Exhibit 4.03)

4.05(f)	Specimen certificate of 7.125% Senior Note due 2008 (Exchange Note) (Attached as an exhibit to the Indenture set forth as Exhibit 4.03)

4.06(m)	Agreement to furnish certain debt agreements

10.01(n)	Second Amended and Restated Employment Agreement between Choice Hotels International, Inc. and Charles A. Ledsinger, Jr. dated December 20, 2005

10.02(i)	Amended and Restated Chairman’s Service Agreement dated May 4, 2004 by and between Choice Hotels International, Inc. and Stewart Bainum, Jr.

10.03(d)	Amended and Restated Employment Agreement dated April 13, 1999 by and between Choice Hotels International, Inc. and Thomas Mirgon

10.04(e)	Choice Hotels International, Inc. 2006 Long- Term Incentive Plan

10.05(g)	Second Amended and Restated Employment Agreement dated April 13, 1999 between Choice Hotels International, Inc. and Michael J. DeSantis

10.05A(m)	Agreement and Release dated February 15, 2007, between Choice Hotels International, Inc. and Michael J. DeSantis

10.06(h)	Commercial Lease dated May 29, 1998 among Columbia Pike I, LLC and Colesville Road, LLC (each an assignee of Manor Care, Inc.) and Choice Hotels International, Inc.

10.07(j)	Employment Agreement dated September 3, 1999 between Choice Hotels International, Inc. and Joseph M. Squeri

10.07A(m)	Agreement and Release dated February 9, 2007, between Choice Hotels International, Inc. and Joseph M. Squeri.

10.08(k)	Employment Agreement dated May 3, 2000 between Choice Hotels International, Inc. and Daniel Rothfeld

10.09(o)	Agreement and Amendment to Employment Agreement between Choice Hotels International, Inc. and Wayne Wielgus dated September 13, 2006

10.10(c)	Amended and Restated Supplemental Executive Retirement Plan

10.11(b)	Choice Hotels International, Inc. Executive Deferred Compensation Plan

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Filed herewith
(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Registration Statement on Form S-4, filed August 31, 1998 (Reg. No. 333-62543).
(b)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003.
(c)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, filed April 2, 2001.
(d)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed on June 4, 1999.
(e)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on form 8-K dated May 1, 2006, filed on May 5, 2006.
(f)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q filed for the quarterly period ended March 31, 1998, filed on May 15, 1998.
(g)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1998, filed on August 11, 1998.
(h)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 30, 1999.
(i)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005.

(j)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed on August 16, 1999.
(k)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 14, 2000.
(l)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated June 16, 2006, filed June 21, 2006.
(m)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006, filed March 1, 2007.
(n)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated December 20, 2005, filed December 22, 2005.
(o)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated September 13, 2006, filed September 18, 2006.

(b) Reports on Form 8-K

The Company filed a report on Form 8-K, dated July 25, 2007, reporting that on July 24, 2007 a press release had been issued reporting the Company’s earnings for the quarter ended June 30, 2007.

The Company filed a report on Form 8-K, dated September 18, 2007 reporting that a press release had been issued reporting that the Company’s board of directors had authorized an increase under the Company’s existing share repurchase program to acquire up to an additional three million shares of its outstanding common stock.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

Date: November 8, 2007	By:	/s/ David L. White
David L. White
Chief Financial Officer