Form 10-K
period 2007-12-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2008-02-29
CIK 1046311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Smaller reporting company ☐	Non-accelerated filer ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock of Choice Hotels International, Inc. held by non-affiliates was $1,349,819,886 as of June 30, 2007 based upon a closing price of $39.52 per share.

The number of shares outstanding of Choice Hotels International, Inc.’s common stock at February 15, 2008 was 62,187,995.

DOCUMENTS INCORPORATED BY REFERENCE.

Certain portions of our definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Annual Meeting of Shareholders to be held on April 30, 2008, are incorporated by reference under Part III.

CHOICE HOTELS INTERNATIONAL, INC.

Form 10-K

PART I

Throughout this report, we refer to Choice Hotels International, Inc., together with its subsidiaries as “we”, “us” or “the Company”.

Forward-Looking Statements

Certain matters discussed in this report constitute forward-looking statements within the meaning of the federal securities law. Generally, our use of words such as “expect,” “estimate,” “believe,” “anticipate,” “will,” “forecast,” “plan,” project,” “assume” or similar words of futurity identify statements that are forward-looking and that we intend to be included within the Safe Harbor protections provided by Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are based on management’s current beliefs, assumptions and expectations regarding future events, which in turn are based on information currently available to management. Such statements may relate to projections for the Company’s revenue, earnings and other financial and operational measures, Company debt levels, payment of stock dividends, and future operations. We caution you not to place undue reliance on any forward-looking statements, which are made as of the date of this report. Forward-looking statements do not guarantee future performance and involve known and unknown risks, uncertainties and other factors.

Several factors could cause actual results, performance or achievements of the Company to differ materially from those expressed in or contemplated by the forward-looking statements. Such risks include, but are not limited to, changes to general, domestic and foreign economic conditions; operating risks common in the lodging and franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees; our ability to keep pace with improvements in technology utilized for reservations systems and other operating systems; fluctuations in the supply and demand for hotels rooms; and our ability to manage effectively our indebtedness. These and other risk factors are discussed in detail in Item 1A “Risk Factors” of this report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Overview

Choice Hotels International, Inc. and subsidiaries is one of the largest hotel franchisors in the world with 5,570 hotels open and 1,093 hotels under development as of December 31, 2007, representing 452,027 rooms open and 87,982 rooms under development in 49 states, the District of Columbia and 39 countries and territories outside the United States. Choice franchises lodging properties under the following proprietary brand names: Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, Cambria Suites® and Flag Hotels® (collectively, the “Choice brands”). We operate in a single reportable segment encompassing our franchising business.

The Company conducts its international franchise operations through a combination of direct franchising and master franchising relationships which allow the use of our brands by third parties in foreign countries. The Company has made equity investments in certain non-domestic lodging franchise companies that conduct franchise operations for the Company’s brands under master franchising relationships. As a result of our use of master franchising relationships and international market conditions, total revenues from international franchising operations comprised only 7% and 6% of our total revenues in 2007 and 2006, respectively while representing approximately 20% and 22% of our franchise system hotels open at December 31, 2007 and 2006, respectively.

Our direct lodging property real estate exposure is limited to three company-owned MainStay Suites hotels.

With a focus on hotel franchising instead of ownership, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our business provides opportunities to improve operating results by increasing the number of franchised hotel rooms and effective royalty rates of our franchise contracts resulting in increased initial fee revenue, ongoing royalty fees and brand solutions revenues. In addition, our operating results can also be improved through our company wide efforts directed towards improving the property level performance of our franchisees. We also collect marketing and reservation fees to support centralized marketing and reservation activities for the franchise system. As a lodging franchisor, Choice has relatively low capital expenditure requirements.

Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. We believe our strong and predictable cash flows create a strong financial position that provides us a competitive advantage. Currently, our business does not require significant capital to operate and grow. Therefore, we can maintain a capital structure that generates high financial returns and use our excess cash flow to increase returns to our shareholders. Historically, we have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. Through December 31, 2007, we have repurchased 38.6 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $895.9 million since the program’s inception. Considering the effect of the two-for-one stock split, the Company has repurchased 71.5 million shares at an average price of $12.52 per share. Our cash flows from operations support our ability to complete the repurchase of approximately 3.2 million shares remaining as of December 31, 2007 under the current authorization of our board of directors. Subject to market and other conditions and upon completion of the current authorization, our board of directors will evaluate the propriety of additional share repurchases. In 2007, we paid cash dividends totaling approximately $40.1 million and we presently expect to continue to pay dividends in the future. Based on our present dividend rate and outstanding share count, aggregate annual dividends for 2008 would be approximately $42.0 million.

The principal factors that affect the Company’s results are: the number and relative mix of franchised hotel rooms; growth in the number of hotel rooms under franchise; occupancy and room rates achieved by the hotels under franchise; the effective royalty rate achieved; and our ability to manage costs. The number of rooms at franchised properties and occupancy and room rates at those properties significantly affect the Company’s results because our fees are based upon room revenues at franchised hotels. The key industry standard for measuring hotel-operating performance is revenue per available room (“RevPAR”), which is calculated by multiplying the percentage of occupied rooms by the average daily room rate realized. Our variable overhead costs associated with franchise system growth have historically been less than incremental royalty fees generated from new franchises. Accordingly, we expect that continued growth of our franchise business will enable us to realize benefits from the operating leverage in place and improve operating results.

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

Positive cycles are characterized as periods of sustained occupancy growth. These cycles usually continue until the economy sustains a prolonged downturn, excess supply conditions exist or some external factor occurs such as war, terrorism or natural resource shortages. Recovery in the industry usually begins with an increase in occupancy followed by hoteliers increasing their room rates. As demand begins to exceed room supply, occupancies and rates continue to improve. These pressures result in increased hotel development.

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

In 2004, the resumption of economic growth increased lodging demand and occupancy rates. This coupled with the relatively slow growth in hotel supply, allowed hotels to aggressively raise room rates during 2004 and

(1)

Certain industry statistics included in this section, such as the number of hotel rooms, number of affiliated and non-affiliated rooms, US Lodging Industry Trends From 1997 – 2007, etc. were obtained from Smith Travel Research.

each year thereafter. Occupancy rates continued to increase until 2007 when they declined slightly from 63.4% in 2006 to 63.2% as the number of rooms entering the system increased by the largest number since 2001.

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

During 2006, year-over-year new hotel construction increased for the first time since 1999 with 73,308 rooms added to the industry and again in 2007 with an additional 94,541 rooms. However, the volume of new room additions still lags the pre-2001 economic recession levels.

The following chart demonstrates these trends:

US Lodging Industry Trends — 1997 - 2007

Year	Occupancy Rates	Average Daily Room Rates (ADR)	Increase in ADR Versus Prior Year	Increase in CPI Versus Prior Year	Revenue Per Available Room (RevPAR)	Profits (in billions)	New Rooms Added (Gross)
1997	64.5%	$75.16	6.1%	1.9%	$48.50	$17.0	128,000
1998	64.0%	$78.62	4.6%	2.3%	$50.29	$22.0	143,000
1999	63.3%	$81.27	3.4%	2.7%	$51.44	$23.0	143,148
2000	63.5%	$85.24	4.9%	3.4%	$54.13	$24.0	121,476
2001	60.1%	$84.85	-0.5%	2.9%	$50.99	$16.7	101,279
2002	59.2%	$83.15	-2.0%	1.6%	$49.22	$16.1	86,366
2003	59.1%	$83.19	0.1%	2.3%	$49.20	$15.0	65,876
2004	61.3%	$86.41	3.9%	2.7%	$52.93	$17.0	55,245
2005	63.1%	$90.84	5.1%	3.4%	$57.34	$21.0	65,900
2006	63.4%	$97.31	7.1%	3.2%	$61.69	$26.3	73,308
2007	63.2%	$103.64	6.5%	2.8%	$65.50	$26.9	94,541

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

Hotels are broadly segmented into two categories: full-service and limited service. Full-service hotels generally offer food and beverage (F&B) facilities and/or meeting facilities. Limited-service hotels, usually offer only rooms, although some offer modest F&B facilities such as breakfast buffets and/or small meeting rooms. Full-service hotels are generally larger, command higher room rates, and generate higher profits, although overall operating margins are normally lower because F&B is a lower-margin business.

The lodging industry can be further divided into chain scale segments or groupings of generally competitive brands as follows:

Chain Scale	Brand Examples	Room Count	% of Total	Avg. Hotel Room Size
Luxury	Four Seasons, Ritz Carlton	80,514	1.8%	310
Upper Upscale	Marriott, Hilton, Sheraton	555,408	12.2%	380
Upscale	Hilton Garden Inn, Courtyard, Residence Inn	427,696	9.4%	151
Midscale w/ F&B	Quality, Clarion, Holiday Inn, Best Western, Ramada	519,500	11.5%	116

Sub-Total Full Service		1,583,118	34.9%	176

Midscale w/o F&B	Comfort, La Quinta, Baymont Inn, Hampton Inn	723,567	15.9%	87
Economy	Econo Lodge, Days Inn, Super 8, Red Roof Inn	752,893	16.6%	77

Sub-Total Limited Service		1,476,460	32.5%	82

Independents		1,480,632	32.6%	66

Total All Hotels		4,540,210	100%	92

Source: Smith Travel Research (December 2007)

According to Smith Travel Research, Choice branded system-wide market share as of December 31, 2007 in the United States has increased 133 basis points to 7.8% of total industry rooms since 2002. The total number of domestic hotel rooms has increased at an annual rate of less than 1% per annum during these same 5 years.

Independent operators of hotels not owned or managed by major lodging companies have increasingly joined national hotel franchise chains as a means of remaining competitive with hotels owned by or affiliated with national lodging companies. Over the past 17 years, the industry has seen a significant movement of hotels from independent to chain affiliation, with affiliated hotels increasing from 46% of the market in 1990 to 67% of the market in 2007. Because a significant portion of the costs of owning and operating a hotel are generally fixed, increases in revenues generated by affiliation with a franchise lodging chain can improve a hotel’s financial performance.

The large franchise lodging chains, including us, generally provide a number of services to hotel operators to improve the financial performance of their properties including central reservation systems, marketing and advertising programs, direct sales programs, training and education programs, property systems revenue enhancement services and relationships with vendors to streamline purchasing processes and make lower cost products available. We believe that national franchise chains with a large number of hotels enjoy greater brand awareness among potential guests than those with fewer hotels, and that greater brand awareness can increase the desirability of a hotel to its potential guests.

We believe that hotel operators choose lodging franchisors based primarily on the perceived value and quality of each franchisor’s brand and its services, and the extent to which affiliation with that franchisor may increase the hotel operator profitability.

Choice’s Franchising Business

Choice operates primarily as a hotel franchisor offering 10 brands. Our Clarion and Quality brands compete primarily in the full service midscale with food and beverage segment; our Comfort Inn, Comfort Suites, and Sleep Inn brands compete primarily in the limited service midscale without food & beverage segment; MainStay Suites and Suburban Extended Stay Hotel compete primarily in the extended stay segment and our Econo Lodge and Rodeway Inn brands compete primarily in the economy segment. As a result of our acquisition of Suburban Franchise Holding Company, Inc., the Suburban Extended Stay Hotel brand was added to our portfolio on

September 28, 2005. In January 2005, we introduced a new brand, Cambria Suites, which competes in the upscale segment. This newly created brand opened its first hotel during 2007.

Economics of Franchising Business. The fee and cost structure of our business provides opportunities for us to improve operating results by increasing the number of franchised hotel rooms, improving RevPAR performance and increasing the effective royalty rates of our franchise contracts. As a hotel franchisor, we derive our revenue primarily from various franchise fees. Our franchise fees consist primarily of an initial fee and ongoing royalty, marketing and reservation fees that are typically based on a percentage of the franchised hotel’s gross room revenues. The initial fee and on-going royalty portion of the franchise fees are intended to cover our operating expenses, such as expenses incurred in business development, quality assurance, administrative support and other franchise services and to provide us with operating profits. The marketing and reservation fees are used exclusively for the expenses associated with marketing and media advertising and providing such franchise services as the central reservation system.

Our fee stream depends on the number of rooms in our system, the gross room revenues generated by our franchisees and effective royalty rates under our franchise contracts. We enjoy significant operating leverage since the variable operating costs associated with our franchise system growth have historically been less than incremental royalty fees generated from new franchisees. Our business is well positioned in the lodging industry since we benefit from both RevPAR growth and new hotel construction.

Our various brand offerings position us well within the lodging industry. Our Cambria Suites, Comfort Inn, Comfort Suites, Sleep Inn, Suburban Extended Stay Hotel and MainStay Suites are primarily new build brands which offer hotel developers an array of choices in the upscale, midscale and extended stay segments during periods of supply growth, while our Clarion, Quality, Econo Lodge and Rodeway Inn brands offer conversion opportunities to independent operators and non-Choice affiliated hotels who desire to affiliate with our brands and take advantage of the services we have to offer.

Strategy. Our mission is a commitment to franchisee profitability by providing our franchisees with hotel franchises that strive to generate the highest return on investment of any hotel franchise. Our business strategy is to create franchise system growth by leveraging Choice’s large and well-known hotel brands, franchise sales capabilities, effective marketing and reservation delivery efforts, RevPAR enhancing services and technology, and financial strength created by our significant free cash flow. We believe our brands’ growth will be driven by our ability to create a compelling return on investment for franchisees. Our strategic objective is to improve our franchisee’s profitability by providing services, which increase business delivery, reduce hotel operating and development costs, and/or improve guest satisfaction. Specific elements of our strategy include: building strong brands, delivering exceptional services, reaching more consumers and leveraging size, scale and distribution that reduce costs for hotel owners.

Building Strong Brands. Each of our brands has particular attributes and strengths, including awareness with both consumers and developers. Our strategy is to utilize the strengths of each brand for room growth, RevPAR gains and royalty rate improvement that create revenue growth. We believe brand consistency, quality and guest satisfaction are critical in improving brand performance and building strong brands.

We have multiple brands that are positioned to meet the needs of many types of guests, and can be developed at various price points and applied to both new and existing hotels. This flexibility ensures that we have brands suitable for creating room growth in various types of markets, with various types of customers, and during both industry contraction and growth cycles. During times of lower industry supply growth and tighter capital markets, we can target conversions of existing non-Choice affiliated hotels seeking the awareness and proven performance provided by our brands. During periods of strong industry supply growth, we expect a greater portion of our room growth to come from our new construction brands. We believe that a large number of markets can still support our hotel brands, and that the growth potential for our brands, as well as new brands we may yet introduce, remains strong.

We believe each of our brands appeals to targeted hotel owners and guests because of unique brand standards, service levels and pricing.

Delivering Exceptional Services. We provide a combination of services and technological products to help our franchisees improve performance. We have 66 field services staff members located nationwide that help franchisees improve RevPAR performance and guest satisfaction. In addition, we provide our franchisees with technology products designed to improve property level performance. These services and products promote revenue gains for franchisees and translate into both higher royalties for the Company and improved returns for owners, leading to further room growth by making our brands attractive to franchisees. We develop our services based on customer needs and focus on activities that generate high return on investment for our customers.

Reaching More Consumers. We believe hotel owners value the large volume of guests we deliver through corporate and brand marketing, reservation systems, key account sales, and the Company’s principal loyalty program, Choice Privileges®. Our strategy is to maximize the effectiveness of these activities in delivering both leisure and business travelers to Choice-branded hotels.

The Company will continue to increase awareness of its brands through its multi-branded national marketing campaign which features re-imaged signs, our “We’ll See You There” tagline and our loyalty program promotions. This campaign is intended to generate the most compelling message in the midscale and economy segments and utilize our significant size to create even greater awareness for our brands. Local and regional co-op marketing campaigns will continue to leverage the national marketing programs to drive business to our properties at a local level. We expect our efforts at marketing directly to guests will continue to be enhanced through the use of our customer relationship management technology. Our continued focus on overall brand quality coupled with our marketing initiatives is designed to stimulate room demand for our franchised hotels through improved guest awareness and satisfaction.

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

Leveraging Size, Scale and Distribution. We continually focus on identifying methods for utilizing the significant number of hotels in our system to reduce costs and increase returns for our franchisees. For example, we create relationships with vendors to: (i) make low-cost products available to our franchisees; (ii) streamline the purchasing process; and (iii) maintain brand standards and consistency. We plan to expand this business and identify new methods for decreasing hotel-operating costs by increasing penetration internally and enhancing our existing vendor relationships and/or creating new vendor relationships. We believe our efforts to leverage the Company’s size, scale and distribution benefit the Company by enhancing brand quality and consistency, improving our franchisees returns and satisfaction, and creating brand solutions revenues.

Franchise System

Our franchises operate domestically under one of ten Choice brand names: Comfort Inn, Comfort Suites, Cambria Suites, Quality, Clarion, Sleep Inn, Econo Lodge, Rodeway Inn, MainStay Suites and Suburban Extended Stay Hotel. The following table presents key statistics related to our domestic franchise system over the five years ended December 31, 2007.

COMBINED DOMESTIC FRANCHISE SYSTEM

	As of and For the Year Ended December 31,
	2003	2004	2005	2006	2007
Number of properties, end of period	3,636	3,834	4,048	4,211	4,445
Number of rooms, end of period	294,268	309,586	329,353	339,441	354,139
Royalty fees ($000)	$141,150	$155,915	$175,588	$194,333	$212,519
Average royalty rate	4.01%	4.04%	4.08%	4.09%	4.14%
Average occupancy percentage(1),(3)	54.7%	56.6%	57.6%	58.4%	57.9%
Average daily room rate (ADR)(1),(3)	$62.53	$63.56	$66.24	$68.71	$72.07
Revenue per available room (RevPAR)(1),(2),(3)	$34.21	$35.95	$38.15	$40.13	$41.75

(1)

Suburban Extended Stay Hotel was acquired on September 28, 2005. Statistics for average occupancy percentage, ADR and RevPAR for the year ended December 31, 2005 and prior years have been excluded since comparable pre-acquisition data is not available.

(2)	The Company calculates RevPAR based on information reported to the Company on a timely basis by franchisees.
(3)	Amounts for 2007 exclude results from Cambria Suites properties opening during the year.

The Company conducts its international franchise operations through a combination of direct franchising and master franchising relationships which allow the use of our brands by third parties in foreign countries. The Company has made equity investments in certain non-domestic lodging franchise companies that conduct franchise operations for the Company’s brands under master franchising relationships. As a result of our use of master franchising relationships and international market conditions, total revenues from international franchising operations comprised only 7% and 6% of our total revenues in 2007 and 2006, respectively while representing approximately 20% and 22% of our franchise system hotels open at December 31, 2007 and 2006, respectively. Consequently, our description of our franchise system is primarily focused on the domestic operations. Currently, no individual franchisee or international master franchisee accounts for more than 2% of Choice’s royalty revenues or total revenues.

Brand Positioning

Our brands offer consumers and developers a wide range of choices from economy hotels to lower upscale, full service properties. Our domestic brands are as follows:

Cambria Suites: Cambria Suites is an upscale select service hotel chain with an upscale image and distinctive styling. Cambria offers well-appointed suites that emulate the “best of a modern home.” In-room amenities include luxury bedding, stereo with CD player, cordless phone and mini-refrigerator with microwave. Principal competitor brands include Marriott Courtyard and Hilton Garden Inn. The Cambria Suites brand was launched in January 2005 and the first properties opened during 2007.

Comfort Inn: Comfort Inn hotels operate in the mid-scale without food and beverage category. One of the original brands in the limited service category, Comfort has built a reputation for consistent high-value accommodations for both business and leisure travelers. Principal competitor brands include Holiday Inn Express, Fairfield Inn and Country Inn & Suites.

Comfort Suites: Comfort Suites hotels operate in the upper portion of the mid-scale without food and beverage category. Established in 1986 as an extension of the highly regarded Comfort Inn brand, Comfort Suites feature oversized, comfortable rooms at mid-priced rates. The brand competes with Hampton Inn, Holiday Inn Express, Fairfield Inn and Country Inn & Suites.

Sleep Inn: Sleep Inn is a new construction brand that operates in the mid-scale without food & beverage category. Sleep delivers one of the most consistent product offerings in the category, which targets both business and leisure travelers. Sleep competes with Baymont, Amerihost, La Quinta and Fairfield Inn.

Quality: Quality Inn hotels offer efficient and personable service and clean accommodations in the mid-scale category. Amenities and services typically include complimentary continental breakfast, “Quality Sleeper” by Serta mattresses, swimming pools and/or exercise rooms, free USA today or Wall Street Journal newspaper and meeting or event space. Principal competitor brands include Best Western, Ramada, Howard Johnson and Holiday Inn.

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

MainStay Suites: MainStay Suites hotels compete in the mid-scale extended stay category. Complete with a residential feel and value-added amenities, the MainStay brand is designed as a more practical lodging option for guests whose stays are longer than a few nights. Typically, longer hotel stays involve relocation, training, or temporary job assignments. All MainStay guests suites feature fully equipped kitchens with a two-burner range, dishes, utensils, dishwasher, sink with disposal, microwave, and full size refrigerator. All suites include a sleeper sofa, comfortable work area with ergonomic chair and large walk-in closets. MainStay competes directly with Studio Plus, TownePlace Suites, Sierra Suites, and Candlewood Suites.

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

Econo Lodge: Econo Lodge is a leading economy category chain, which offers clean, attractive lodging for value-oriented travelers. Breakfast by Econo Lodge, free local calls, and free premium channels are just some of the amenities that position Econo Lodge as a great value in the economy category. Principal competitor brands are Days Inn, Super 8, Motel 6, and Travelodge.

Rodeway Inn: Rodeway Inn is a leading budget category chain, which offers clean, affordable lodging for savings-oriented travelers. With Always Fresh…Rodeway® breakfast and a free newspaper, Rodeway is well positioned to offer savings for the budget-minded traveler. Principal competitor brands are Best Value Inn, Knights Inn and Budget Host.

The following table presents key statistics related to the domestic system for our brands over the five years ended December 31, 2007.

	As of and For the Year Ended December 31,
	2003	2004	2005	2006	2007
COMFORT DOMESTIC SYSTEM
Number of properties, end of period	1,783	1,821	1,839	1,848	1,915
Number of rooms, end of period	140,416	143,007	143,849	144,853	149,400
Royalty fees ($000)	$85,998	$94,801	$106,603	$116,832	$126,906
Average occupancy percentage	58.8%	60.9%	62.7%	63.9%	63.7%
Average daily room rate (ADR)	$65.92	$67.34	$70.85	$75.46	$79.68
RevPAR	$38.79	$41.04	$44.40	$48.25	$50.76
QUALITY DOMESTIC SYSTEM
Number of properties, end of period	508	576	660	736	828
Number of rooms, end of period	52,766	58,785	66,316	72,054	79,276
Royalty fees ($000)	$20,221	$22,821	$25,855	$29,220	$34,310
Average occupancy percentage	51.6%	54.1%	54.6%	55.3%	54.2%
Average daily room rate (ADR)	$64.19	$63.62	$64.86	$66.89	$70.30
RevPAR	$33.14	$34.41	$35.41	$37.01	$38.09
CLARION DOMESTIC SYSTEM
Number of properties, end of period	138	158	153	162	167
Number of rooms, end of period	20,737	23,652	23,554	23,945	23,319
Royalty fees ($000)	$7,534	$8,375	$9,385	$9,531	$10,388
Average occupancy percentage	49.2%	51.1%	52.5%	51.2%	51.7%
Average daily room rate (ADR)	$72.27	$72.37	$74.62	$78.98	$80.86
RevPAR	$35.55	$36.97	$39.15	$40.41	$41.79
SLEEP DOMESTIC SYSTEM
Number of properties, end of period	309	311	319	327	346
Number of rooms, end of period	23,678	23,766	24,205	24,575	25,728
Royalty fees ($000)	$10,856	$12,387	$13,862	$15,384	$16,605
Average occupancy percentage	57.5%	59.5%	61.0%	62.4%	62.5%
Average daily room rate (ADR)	$58.01	$59.50	$62.52	$66.44	$69.67
RevPAR	$33.33	$35.42	$38.16	$41.43	$43.52
MAINSTAY DOMESTIC SYSTEM
Number of properties, end of period	26	27	27	29	30
Number of rooms, end of period	2,063	2,150	2,047	2,183	2,258
Royalty fees ($000)	$980	$1,163	$1,375	$1,459	$1,603
Average occupancy percentage	62.9%	62.2%	65.7%	69.4%	68.5%
Average daily room rate (ADR)	$61.50	$61.09	$64.76	$67.26	$70.04
RevPAR	$38.70	$37.97	$42.54	$46.66	$47.98
ECONO LODGE DOMESTIC SYSTEM
Number of properties, end of period	734	781	805	816	825
Number of rooms, end of period	45,420	48,301	49,763	49,679	50,403
Royalty fees ($000)	$13,644	$14,255	$15,509	$16,467	$17,266
Average occupancy percentage	47.5%	48.2%	48.2%	47.7%	48.0%
Average daily room rate (ADR)	$47.88	$48.92	$50.95	$53.09	$54.40
RevPAR	$22.76	$23.57	$24.56	$25.31	$26.10
RODEWAY DOMESTIC SYSTEM
Number of properties, end of period	138	160	180	233	276
Number of rooms, end of period	9,188	9,925	11,051	14,168	16,523
Royalty fees ($000)	$1,917	$2,114	$2,256	$2,467	$2,865
Average occupancy percentage	44.8%	48.7%	46.7%	45.8%	47.6%
Average daily room rate (ADR)	$49.84	$52.33	$49.91	$51.66	$53.24
RevPAR	$22.32	$25.49	$23.31	$23.66	$25.32
SUBURBAN DOMESTIC SYSTEM
Number of properties, end of period	—	—	65	60	54
Number of rooms, end of period	—	—	8,568	7,984	6,773
Royalty fees ($000)	—	—	$743 (2)	$2,973	$2,535
Average occupancy percentage	—	—	— (1)	72.4%	67.3%
Average daily room rate (ADR)	—	—	— (1)	$38.30	$40.13
RevPAR	—	—	— (1)	$27.73	$27.01

(1)	Statistics for average occupancy percentage, ADR and RevPAR for the year ended December 31, 2005 and prior years have been excluded since comparable pre-acquisition data is not available.
(2)	Royalty fees include results of Suburban operations from September 28, 2005 through December 31, 2005.

International Franchise Operations

The Company conducts its international franchise operations through a combination of direct franchising and master franchising relationships which allow the use of our brands by third parties in foreign countries. The Company has made equity investments in certain non-domestic lodging franchise companies that conduct franchise operations for the Company’s brands under master franchising relationships. The use of our brands by third parties in foreign countries are governed by master franchising agreements which generally provide the master franchisee with the right to use our brands in a specific geographic region, usually for a fee.

In some territories outside the United States hotel franchising is less prevalent, and many markets are served primarily by independent operators. We believe that chain affiliation will increase in certain international markets as local economies grow and hotel owners seek the economies of centralized reservations systems and marketing programs.

As of December 31, 2007, we had 1,125 franchise hotels open and operating in over 30 countries and territories outside of the United States. The following chart summarizes our franchise system outside of the United States.

COMBINED INTERNATIONAL FRANCHISE SYSTEM(1)

	As of and For the Year Ended December 31,
	2003	2004	2005	2006	2007
Number of properties, end of period	1,174	1,143	1,162	1,165	1,125
Number of rooms, end of period	94,350	94,220	97,703	97,944	97,888
Royalty fees ($000)	$9,237	$10,071	$10,971	$16,183	$22,234

(1)

Reporting of operating statistics (e.g. average occupancy percentage and average daily room rate) of international franchisees is not required by all master franchise contracts, thus these statistics and RevPAR are not presented for international franchisees.

Scandinavia. We conduct our operations in Denmark, Norway, Sweden, Finland and Lithuania through our relationship with Choice Hotels Scandinavia (“CHS”). As of December 31, 2007, CHS had 149 open properties. The master franchise agreement with CHS expires in November 2014, but may be terminated in November 2009 by either CHS or Choice.

Continental Europe. During the fourth quarter of 2006, the Company acquired from The Real Hotel Company PLC (“RHC”), formerly known as C.H.E. Group PLC the franchising operations conducted by RHC in the European countries of Austria, Germany, Italy, the Czech Republic, Switzerland, France, Belgium, Portugal and Spain and simultaneously the master franchise agreement between Choice and RHC covering these countries was terminated and we began direct franchising operations in these countries. At December 31, 2007, the Company had 185 properties open and operating in continental Europe.

Ireland. In August 2007, the Company entered into a ten year master franchising agreement with Ireland-based Cordelle Enterprises, doing business as Choice Hotels Ireland, for the right to license and develop our Clarion, Quality and Comfort brands in Ireland. Prior to acquiring the master franchising rights directly from the Company, Choice Hotels Ireland operated the Company’s brands under an area representative agreement with RHC, which previously held the master franchise rights in Ireland. As of December 31, 2007, Choice Hotels Ireland had 21 open properties.

United Kingdom. At December 31, 2007, the master franchise agreement with RHC remained in place with respect to operations in the United Kingdom. In December 2007, the Company announced that it had reached a definitive agreement with RHC to transfer United Kingdom franchising operations to the Company on

January 31, 2008. On that date, the master franchise agreement was terminated and the existing franchise agreements were assigned to the Company. At December 31, 2007, RHC had 86 properties open and operating in the United Kingdom.

Canada. We conduct our operations in Canada through Choice Hotels Canada, Inc. (“CHC”) a joint venture owned 50% by us and 50% by InnVest Real Estate Investment Trust. CHC is one of the largest lodging organizations in Canada with 273 franchised properties open and operating as of December 31, 2007.

Australasia. The Company conducts direct franchising operations in Australia, Singapore, New Zealand and Papua New Guinea through a wholly owned subsidiary, Choice Hotels Australasia Pty. Ltd. (“CHA”). As of December 31, 2007, CHA had 260 franchised properties open under the Choice brands and 1 franchised hotel under the Flag brand in New Zealand. CHA is in the process of converting the remaining Flag branded franchise to one of the Company’s other brands and expects to complete this conversion during 2008.

Mexico. During 2004, we established a wholly owned subsidiary Choice Hotels Mexico S. de R.L. de C.V. (“CHM”) to begin direct franchising operations in Mexico. CHM is focused on establishing Clarion, Quality and Comfort brands through conversions of high quality unbranded hotels in Mexico. At December 31, 2007, CHM had 17 properties open and operating.

Other International Relationships. We have various master franchise and area representative arrangements in place with local hotel management and franchising companies doing business in China, South America, India, Central America and Japan. In addition, the Company has direct franchise relationships with properties in Malaysia and Lebanon.

The following table summarizes Choice’s non-domestic franchise system as of December 31, 2007:

	Comfort	Quality	Clarion	Sleep	Econo Lodge	Rodeway	Flag	Total
Australia	150	63	11	—	—	—	—	224
Belgium	1	—	—	—	—	—	—	1
Czech Republic	1	1	1	—	—	—	—	3
France	75	26	2	—	—	—	—	103
Germany	20	19	3	—	—	—	—	42
Italy	4	7	5	—	—	—	—	16
Lebanon	—	1	—	—	—	—	—	1
Malaysia	—	2	—	—	—	—	—	2
Mexico	7	10	—	—	—	—	—	17
New Zealand	9	15	5	—	—	—	1	30
Papua New Guinea	1	4	—	—	—	—	—	5
Portugal	5	3	1	—	—	—	—	9
Singapore	—	1	1	—	—	—	—	2
Spain	2	1	1	—	—	—	—	4
Switzerland	4	3	—	—	—	—	—	7

Direct Franchise Agreements	279	156	30	—	—	—	1	466

Brazil	21	20	2	5	—	—	—	48
Canada*	144	64	12	2	45	6	—	273
China	2	—	—	—	—	—	—	2
Costa Rica	—	1	1	1	—	—	—	3
Denmark	6	4	6	—	—	—	—	16
Dominican Republic	—	1	1	—	—	—	—	2
El Salvador	4	1	—	—	—	—	—	5
Finland	1	1	1	—	—	—	—	3

	Comfort	Quality	Clarion	Sleep	Econo Lodge	Rodeway	Flag	Total
Guatemala	—	—	1	—	—	—	—	1
Honduras	—	—	2	—	—	—	—	2
India*	10	14	1	—	—	—	—	25
Ireland	5	8	8	—	—	—	—	21
Japan	33	2	—	7	—	—	—	42
Lithuania	—	1	—	—	—	—	—	1
Norway	8	38	23	—	—	—	—	69
Sweden	9	27	24	—	—	—	—	60
United Kingdom	30	44	3	9	—	—	—	86

Master Franchise Agreements	273	226	85	24	45	6	—	659

Total Number of Properties	552	382	115	24	45	6	1	1,125

*	The Company has made equity investments in these master franchisors.

The following table presents key worldwide system size statistics as of and for the year ended December 31, 2007.

	Open and Operational		Under Development		Additions	Repositionings	Terminations
	Hotels	Rooms	Hotels	Rooms
Comfort	2,467	188,596	491	35,877	176	(20)	(128)
Quality	1,210	118,386	120	10,667	134	16	(68)
Clarion	282	37,867	48	6,912	35	2	(27)
Sleep Inn	370	28,176	143	10,048	31	—	(9)
MainStay Suites	30	2,258	53	4,759	2	—	(1)
Econo Lodge	870	52,693	54	3,414	55	(2)	(43)
Rodeway Inn	282	16,800	71	3,924	68	4	(28)
Suburban	54	6,773	48	4,238	6	—	(12)
Cambria Suites	4	459	65	8,143	4	—	—
Flag Hotels	1	19	—	—	—	—	(1)

Totals	5,570	452,027	1,093	87,982	511	—	(317)

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

The franchise sales organization is structured in three brand specific divisions with both sales managers and franchise sales directors responsible for specific brands. These divisions consist of Cambria Suites, extended stay market brands (MainStay Suites and Suburban Extended Stay Hotels) and midscale and economy brands (Comfort, Quality, Clarion, Sleep, Econo Lodge and Rodeway). Each division employs both sales managers as well as franchise sales directors. Sales managers have geographic oversight over all of the brands in their division to ensure each prospective hotel is placed in the appropriate brand, facilitate teamwork and information sharing amongst the sales directors and provide better service to our top developers. Our franchise sales directors operate in brand specific selling teams to leverage their brand expertise to enhance product consistency and deal flow. The structure of this organization supports the Company’s efforts to leverage its core strengths in order to take advantage of opportunities for further growth and integrate our brands and strategies to allow our brand teams to focus on understanding, anticipating and meeting the unique needs of key customer segments. Franchise sales efforts emphasize the benefits of affiliating with one of our brands, our commitment to improving hotel profitability, our television, radio and print brand advertising campaigns, our central reservation system, our training and support systems (including our proprietary property management systems) and our history of growth and profitability.

During 2007, Choice received 1,267 applications for new franchise agreements (not including relicensings of existing agreements) compared to 1,137 in 2006. These applications resulted in the execution of 770 new domestic franchise agreements in 2007, compared to 720 in 2006. An application received does not always result in an executed franchise agreement during the year received or at all due to various factors, such as financing and agreement on contractual terms. Our objective is to continue to grow our portfolio by continuing to sell our existing brands, creating extensions of our existing brands and introducing new brands within the various lodging chain segments.

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

The Company may also enter into master development agreements with developers that grant limited exclusive development rights in geographical areas and preferential franchise agreement terms for one-time, non-refundable fees. These agreements typically grant developers exclusivity in various markets and favorable franchise agreement terms provided that they adhere to an agreed upon development schedule.

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

When the responsibility for development is transferred to an international master franchisee, that party has the responsibility to sell to local franchisees our brands and the master franchisee generally must manage the delivery of necessary services (such as training, quality assurance, reservations and marketing) to support the franchised hotels in the master franchise area. The master franchisee collects the fees paid by the local franchisee and remits an agreed share to us. Master franchise agreements generally have a term of at least 10 years. We have only entered into master franchise agreements with respect to franchised hotels outside the United States.

Since 2005, we have increased our efforts to enforce quality and contractual standards as well as eliminate weak performers. However, in 2007 and 2006, we retained 96% and 95% of franchisees, respectively, which were in our domestic system in the previous year.

Franchise agreements are individually negotiated and vary among the different Choice brands and franchises, but generally are competitive with the industry average within their market group. Franchise fees usually have four components: an initial, one-time affiliation fee; a royalty fee; a marketing fee; and a reservation fee. Proceeds from the marketing fee and reservation fee are used exclusively to fund the Company’s marketing and reservation activities that support all of the Choice brands.

Our standard franchise fees are as follows:

QUOTED FEES BY BRAND AS OF DECEMBER 31, 2007

		On-Going Fees as a Percentage of Franchisee’s Gross Room Revenues
Brand	Initial Fee Per Room/Minimum	Royalty Fees	Marketing Fees	Reservation Fees	Combined Marketing and Reservation Fees
Cambria Suites	$500/$60,000	5.00%	2.10%	1.75%	—
Comfort Inn	$500/$50,000	5.65%	2.10%	1.75%	—
Comfort Suites	$500/$50,000	5.65%	2.10%	1.75%	—
Quality Inn	$300/$35,000	4.65%	2.10%	1.75%	—
Quality Suites	$300/$50,000	4.65%	2.10%	1.75%	—
Clarion	$300/$40,000	4.25%	2.00%	1.25%	—
Sleep Inn	$300/$40,000	4.65%	2.10%	1.75%	—
MainStay Suites	$300/$30,000	5.00%	—	—	2.50%
Econo Lodge	$250/$25,000	4.50%	—	—	3.50%
Rodeway Inn	(1)	(2)	(3)	(3)	—
Suburban	$225/$30,000	5.00%	—	—	2.50%

(1)	Initial fee of $7,500 for properties with up to 85 rooms. Additional $90 per room fee for each room over 85 rooms.
(2)	Royalty rate is $15.00 per room per month with $1.00 per room escalations on each of the 2nd, 3rd, 4th and 5th anniversaries of the franchise agreement.
(3)	Marketing and reservation fees are $8.00 and $5.00 per room per month, respectively.

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

Central Reservation System (“CRS”). On average, approximately one-third of the gross room revenue booked at franchised properties is reserved through our central reservation system, which consists of our toll-free telephone reservation system, our proprietary internet site, interfaces with global distribution systems, and other internet reservations sites. Our reservation system consists of a computer reservation system, three reservation centers in North America and several international reservation centers. Reservation agents trained on the reservation system can match each caller with a Choice-branded hotel meeting the caller’s needs. Our CRS provides a data link to our franchised properties as well as to airline reservation systems such as Amadeus, Galileo, SABRE and Worldspan that facilitate the reservation process for travel agents. We also offer our rooms for sale on our own proprietary internet site (www.choicehotels.com) as well as those of other travel companies.

We continue to implement our integrated reservation strategy to improve reservations delivery, reduce franchisee costs and improve franchisee satisfaction by enhancing our website, choicehotels.com, and selectively distributing our inventory with third parties that can drive additional business to the Company and its brands. We have established agreements with key third party travel intermediaries to gain additional distribution points.

These agreements typically offer our brands preferred placement on these third party sites at reduced transaction fees. We also continue to educate our individual franchisees about the unfavorable impact to their business of contracting with sites with which we do not have preferred agreements. We currently have agreements with many but not all major online third party sites.

Property Management Systems. Our proprietary property and yield management systems, Profit Manager by Choice Hotels and ChoiceADVANTAGE, are designed to help franchisees maximize profitability and compete more effectively by managing their rooms inventory, rates and reservations. These systems synchronize each hotel’s inventory with our system, giving our reservation sales agents last room sell capabilities at every hotel. These systems include a revenue management feature that calculates and suggests optimum rates based on each hotel’s past performance and projected occupancy. These tools are critical to business delivery and yield improvement as they facilitate the franchisee’s ability to effectively manage their hotel operations, determine appropriate rates, drive occupancy and participate in our marketing programs. The Profit Manager system is used primarily by our domestic non-economy brand franchises and ChoiceADVANTAGE is utilized primarily by our economy brand franchises. The Company is currently in the process of migrating all franchised hotels from the Profit Manager system to the web-based hotel property management system, ChoiceADVANTAGE. As a pure web-based solution, the ChoiceAdvantage system allows franchisees greater flexibility in hardware choices and reduces each hotel’s investment in on-site computer equipment resulting in a lower total cost of ownership for property management systems. This process is expected to be completed over the next several years.

Brand Name Marketing and Advertising. Our marketing and advertising programs are designed to heighten consumer awareness and preference for our brands as offering the greatest value and convenience in the midscale and economy categories. Marketing and advertising efforts include national television, internet and radio advertising, print advertising in consumer and trade media and promotional events, including joint marketing promotions with vendors and corporate partners.

Numerous marketing and sales programs are conducted which target specific groups, including business travelers, senior citizens, automobile club members, families, government and military employees, and meeting planners. Other marketing efforts include domestic and international trade show programs, publication of group and tour rate directories, direct-mail programs, electronic direct marketing e-mail programs, centralized commissions for travel agents, fly-drive programs in conjunction with major airlines, and an annual publication of a travel and vacation directory.

Since 1998, we have operated a loyalty program called Choice Privileges, which includes all of our mid-scale brands (Comfort, Clarion, Quality, Sleep, MainStay Suites and Suburban Extended Stay Hotel) to attract and retain travelers by rewarding frequent stays with points towards free hotel stays and other rewards. As of December 31, 2007, the program had approximately 6.3 million members. In 2001, we launched a similar loyalty program called EA$Y CHOICE® for our Econo Lodge and Rodeway Inn brands. The EA$Y CHOICE program is a stamp redemption program and has no membership requirement to participate. Choice Privileges and EA$Y CHOICE participants can earn points/stamps redeemable for free stays in Choice brand properties. The Company also offers guests the ability to earn airline miles for qualifying stays redeemable for flights with various airline partners as well as redeem points for gift certificates at participating retailers such as Wal-Mart. These programs allow us to conduct lower cost, more targeted marketing campaigns to our consumers. During 2007, the Company announced that effective January 1, 2008 the Choice Privileges program will begin to include the Econo Lodge and Rodeway brands. Beginning January 1, 2008, EA$Y CHOICE stamps will no longer be distributed and members will have until March 31, 2008 to redeem their stamps or convert them into Choice Privileges points.

Marketing and advertising programs are directed by our marketing department, which utilizes the services of independent advertising agencies. We also employ home-based sales personnel geographically located across the United States using personal sales calls, telemarketing and other techniques to target specific customer groups, such as potential corporate clients in areas where our franchised hotels are located, the motor coach market, and meeting planners. All sales personnel sell business for all of our brands.

Our field based brand performance consultants work with franchisees to maximize RevPAR. These coordinators advise franchisees on topics such as marketing their hotels, improving quality and maximizing the benefits offered by the Choice reservations system.

Quality Assurance Programs. Consistent quality standards are critical to the success of a hotel franchise. We have established quality standards for all of our franchised brands that cover housekeeping, maintenance, brand identification and minimum service offerings. We inspect properties for compliance with our quality standards when application is made for admission to the franchise system. The compliance of existing franchisees with quality standards is monitored through scheduled and unannounced quality assurance reviews conducted periodically at each property. Properties that fail to maintain a minimum score are reinspected on a more frequent basis until deficiencies are cured, or until such properties are terminated. To encourage compliance with quality standards, various brand-specific incentives and awards are used to reward franchisees that maintain consistent quality standards. We identify franchisees whose properties operate below minimum quality standards and assist them in complying with brand specifications. Franchisees who fail to improve on identified quality matters may be subject to consequences ranging from written warnings to termination of the franchisee’s franchise agreement.

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

Training is conducted by a variety of methods, including group instruction seminars and video programs. We have also developed an interactive computer-based training system that will train hotel employees at their own pace.

Opening Services. We maintain an opening services department with field based employees who ensure that incoming hotels meet or exceed brand standards and to ensure that each incoming hotel opens successfully. We also maintain a design and construction department to assist franchisees in refurbishing, renovating, or constructing their properties prior to or after joining the system. Department personnel assist franchisees in meeting our brand specifications by providing technical expertise and cost-savings suggestions.

Competition

Competition among franchise lodging chains is intense in attracting potential franchisees to the system, retaining existing franchisees and in generating reservations for franchisees. Franchise contracts are typically long-term in nature, but most allow the hotel owner to opt-out of the agreement at mutually agreed upon anniversary dates.

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

Since our franchise system revenues are based on franchisees’ gross room revenues, our prospects for growth are largely dependent upon the ability of our franchisees to compete in the lodging market, our ability to convert competitor franchises and independent hotels to our brands and the ability of existing and potential franchisees to obtain financing to construct new hotels.

The ability of a hotel to compete may be affected by a number of factors, including the location and quality of the property, the number and quality of competing lodging facilities nearby, its affiliation with a recognized name brand and general regional and local economic conditions. The effect of local economic conditions on our results is substantially reduced by the geographic diversity of our franchised properties, which are located in 49 states, the District of Columbia and 39 countries and territories outside the United States, as well as our range of products and room rates.

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

Regulation

The Federal Trade Commission (the “FTC”), various states and certain other foreign jurisdictions (including Australia, France, Germany, Canada, and Mexico) regulate the sale of franchises. The FTC requires franchisors to make extensive disclosure to prospective franchisees but does not require registration. A number of states in which our franchises operate require registration or disclosure in connection with franchise offers and sales. In addition, several states have “franchise relationship laws” or “business opportunity laws” that limit the ability of the franchisor to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. While our franchising operations have not been materially adversely affected by such regulations, we cannot predict the effect of future regulation or legislation.

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

Employees

We employed domestically approximately 1,816 people as of February 15, 2008. None of our employees are represented by unions or covered by collective bargaining agreements. We consider our relations with our employees to be good.

It em 1A.    Risk Factors.

Choice Hotels International, Inc. and its subsidiaries are subject to various risks, which could have a negative effect on the Company and its financial condition. These risks could cause actual operating results to differ from those expressed in certain “forward looking statements” contained in this Form 10-K as well as in other Company communications. Before you invest in our securities you should carefully consider these risk factors together with all other information included in our publicly filed documents.

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

•	increases in the cost of human capital, energy, healthcare, insurance and other operating expenses resulting in lower operating margins;

•	the financial condition of franchisees and travel related companies;

•	franchisors’ ability to develop and maintain positive relations with current and potential franchisees; and

•	changes in exchange rates or sustained recessionary periods in the U.S. (affecting domestic travel) and internationally could also unfavorably impact future results.

We are subject to risks relating to acts of God, terrorist activity, epidemics and war.

Our financial and operating performance may be adversely affected by acts of God, such as natural disasters and/or epidemics, terrorist activities and acts of war affecting locations where we have a high concentration of franchisees and areas of the world from which our franchisees draw a large number of guests. Some types of losses, such as from terrorism and acts of war may be either uninsurable or too expensive to justify insuring against. Should an uninsured loss or a loss in excess of insured limits occur, our results of operations and financial condition may be adversely affected.

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

We compete with other lodging companies for franchisees. As a result, the terms of new franchise agreements may not be as favorable as our current franchise agreements. This competition may reduce or change fee structures, or make greater use of financial incentives such as loans and guarantees to acquire franchisees. This may potentially cause us to respond by charging lower fees or increasing our use of financial incentives, which may impact our margins. New competition may emerge using different business models with a lesser reliance on franchise fees. In addition, an excess supply of hotel rooms may discourage potential franchisees from constructing new hotels, thereby limiting a source of growth of the franchise fees received by us.

We may not achieve our objectives for growth in the number of franchised hotels.

The number of properties and rooms franchised under our brands significantly affects our results. There can be no assurance that we will be successful in achieving our objectives with respect to growing the number of franchised hotels in our system or that we will be able to attract qualified franchisees. The growth in the number of franchised hotels is subject to numerous risks, many of which are beyond the control of our franchisees or us. Among other risks, the following factors affect our ability to achieve growth in the number of franchised hotels:

•

the ability of our franchisees to open and operate additional hotels profitably. Factors affecting the opening of new hotels, or the conversion of existing hotels to a Choice brand, include, among others:

•	the availability of hotel management, staff and other personnel;

•	the cost and availability of suitable hotel locations;

•	the availability and cost of capital to allow hotel owners and developers to fund investments;

•

cost effective and timely construction of hotels (which construction can be delayed due to, among other reasons, labor and materials availability, labor disputes, local zoning and licensing matters, and weather conditions); and

•	securing required governmental permits.

•	our ability to continue to enhance our reservation, operational and service delivery systems to support additional franchisees in a timely, cost-effective manner;

•	our formal impact policy, which offers franchisees protection from the opening of a same-brand property within a specified distance, may adversely impact our growth potential;

•	the effectiveness and efficiency of our development organization;

•	our failure to introduce new brands that gain market acceptance, may adversely impact our unit growth potential;

•	our dependence on our independent franchisees’ skills and access to financial resources necessary to open the desired number of hotels; and

•	our ability to attract and retain qualified domestic and international franchisees.

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

A growing percentage of hotel rooms are booked through internet travel intermediaries. If such bookings continue to increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from our franchisees or us. Moreover, some of these internet travel intermediaries are attempting to commoditize hotel rooms, by increasing the importance of price and general indicators of quality at the expense of brand identification. These intermediaries hope that consumers will eventually develop brand loyalties to their reservations systems rather than to our lodging brands. If this happens our business and profitability may be significantly harmed. We have established agreements with many key third party websites to limit transaction fees for hotels but we currently do not have agreements with several large internet travel intermediaries.

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

We have franchised properties open and operating in 37 countries and territories outside of the United States. We also have investments in foreign hotel franchisors. International operations generally are subject to political and other risks that are not present in U.S. operations. In certain countries, these risks include the risk of war or civil unrest, expropriation and nationalization. In addition, the laws of some international jurisdictions do not adequately protect our intellectual property and restrict the repatriation of non-U.S. earnings. Various international jurisdictions also have laws limiting the right and ability of non-U.S. entities to pay dividends and remit earnings to affiliated companies unless specified conditions have been met. In addition, revenues from international jurisdictions typically are earned in local currencies, which subjects us to risks associated with currency fluctuations. Currency devaluations and unfavorable changes in international monetary and tax policies could have a material adverse effect on our profitability and financing plans, as could other changes in the international regulatory climate and international economic conditions.

We are subject to certain risks related to our indebtedness.

As a result of our debt obligations, we are subject to the following risks, among others:

•	the risk that cash flows from operations or available lines of credit will be insufficient to meet required payments of principal and interest when due;

•	the risk that (to the extent we maintain floating rate indebtedness) interest rates increase;

•	our leverage may adversely affect our ability to obtain additional financing for acquisitions, working capital, capital expenditures or other purposes, if required;

•	the availability and cost of capital may limit our ability to refinance our existing revolving debt obligations;

•

our existing debt agreements contain covenants that limit our ability to, among other things, borrow additional money, sell assets or engage in mergers. If we do not comply with these covenants, or do not repay our debt on time, we would be in default under our debt agreements. Unless any such default is waived by our lenders, the debt could become immediately payable and this would have a material adverse impact on us; and

•

the liquidity of the market for our publicly traded senior notes depends upon the number of holders of those securities, our performance, the market for similar securities, the interest of securities dealers in making a market in those securities and other factors.

While our senior debt is currently rated investment grade by both of the major rating agencies, there can be no assurance we will be able to maintain this rating. In the event of a downgrade in the rating of our senior debt, we would likely incur higher borrowing costs.

Anti-takeover provisions may prevent a change in control.

Our restated certificate of incorporation, the staggered terms of our board of directors and the Delaware General Corporation Law each contain provisions that could have the effect of making it more difficult for a party to acquire, and may discourage a party from attempting to acquire control of our Company without approval of our board of directors. These provisions could discourage tender offers or other bids for our common stock at a premium over market price.

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

Failure to maintain the integrity of internal or customer data could result in faulty business decisions, damage of reputation and/or subject us to costs, fines or lawsuits.

Our business requires the collection and retention of large volumes of internal and customer data, including credit card numbers and other personally identifiable information of our customers as they are entered into, processed by, summarized by, and reported by our various information systems. We also maintain personally identifiable information about our employees. The integrity and protection of that customer, employee, and company data is critical to us. If that data is not accurate or complete we could make faulty decisions. Our customers also have a high expectation that we will adequately protect their personal information, and the regulatory environment surrounding information security and privacy is increasingly demanding, both in the U.S. and other international jurisdictions in which we operate. A significant theft, loss or fraudulent use of customer, employee or company data could adversely impact our reputation and could result in remedial and other expenses, fines and litigation.

Instability in the credit markets may impact the ability of our franchisees to expand or construct new locations.

One aspect of our growth strategy is the ability of our franchisees to expand or open new franchises and to operate those franchises on a profitable basis. Delays or failures in opening new locations could materially and adversely affect our planned growth. In recent months, the credit markets have experienced instability, resulting in declining real estate values, credit and liquidity concerns and increased loan default rates. Many lenders have subsequently reduced their willingness to make new loans and have tightened their credit requirements. Many of our franchisees depend on the availability of financing to expand existing locations or construct and open new hotels. If our franchisees experience difficulty in obtaining adequate financing for these purposes, our growth strategy and franchise revenues may be adversely affected.

Item 1B.    Unre solved Staff Comments.

None.

Item 2.    Pr operties.

Our principal executive offices are located at 10750 Columbia Pike, Silver Spring, MD 20901. The offices are leased from a third party. We own our reservation and property systems’ information technology office in Phoenix, AZ, and reservation centers in Minot, ND and Grand Junction, CO. We also lease office space in Phoenix, AZ, Bethesda, MD, Chevy Chase, MD, Australia, England, Canada, Germany, France and Mexico. Management believes that the Company’s existing properties are sufficient to meet its present needs and does not anticipate any difficulty in securing additional or alternative space, as needed, on terms acceptable to the Company.

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

Item 4.    Sub mission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

EXECUTIVE OFFICERS OF CHOICE HOTELS INTERNATIONAL, INC.

The name, age, title, present principal occupation, business address and other material occupations, positions, offices and employment of each of the executive officers of the Company as of December 31, 2007 are set forth below. The business address of each executive officer is 10750 Columbia Pike, Silver Spring, Maryland 20901.

Name	Age	Position
Stewart Bainum, Jr.	61	Chairman of the Board of Directors
Charles A. Ledsinger, Jr.	58	Vice Chairman and Chief Executive Officer
David L. White	39	Senior Vice President , Chief Financial Officer & Treasurer
David E. Goldberg	40	Senior Vice President, Brand Solutions
Bruce N. Haase	47	Senior Vice President, Brand Operations & International
Thomas Mirgon	51	Senior Vice President, Human Resources and Administration
Janna Morrison	46	Senior Vice President, Community and Franchise Engagement
Scott E. Oaksmith	36	Controller
Patrick Pacious	41	Senior Vice President, Corporate Development and Strategy
David Pepper	40	Senior Vice President, Franchise Development & Emerging Brands
Gary Thomson	53	Senior Vice President, Chief Information Officer

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

David L. White. Senior Vice President, Chief Financial Officer & Treasurer since December 2007. He was Chief Financial Officer & Treasurer from September 2006 to December 2007 and was Vice President, Finance & Controller of Choice from December 2002 to September 2006; Vice President, Financial/SEC Reporting from September 2002 to December 2002. He was Senior Manager, Ernst & Young, LLP from May 2002 to September 2002. He was employed by Arthur Andersen LLP as Senior Manager from May 1999 to May 2002, and manager from October 1998 to May 1999. He served as Assistant Controller for the energy marketing division of Statoil Energy, Inc. from May 1997 to September 1998.

David E. Goldberg. Senior Vice President, Brand Solutions since January 2007. He was Senior Vice President, Brand Value of Choice from December 2005 to January 2007 and was Senior Vice President, Corporate Strategy from January 2005 until December 2005. He was Vice President, Corporate and Brand Strategy and Treasurer from February 2004 until January 2005. He was Vice President, Strategy and Business Development from February 2002 to February 2004; Senior Director, Strategy and Business Development from January 2001 to February 2002; Director of Corporate Development from July 1999 to January 2001. He was Managing Associate with McManis Associates from January 1998 through July 1999 and a Consultant with Andersen Consulting from September 1994 through January 1998.

Bruce N. Haase. Senior Vice President, Brand Operations & International since July 2007. He was Senior Vice President and Division President, Select Market Brands from January 2007 to July 2007 and was Senior Vice President, International of the Company from October 2000 to January 2007. He was Vice President – Finance and Treasurer from April 2000 until October 2000. He was Vice President, Finance and Treasurer of The Ryland Group, Inc., in Columbia, Maryland, from August 1999 until March 2000 and Vice President and Treasurer from October 1995 until August 1999.

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

Janna Morrison. Senior Vice President, Community and Franchise Engagement since July 2007. She was Senior Vice President and Division President Mid-Market Brands from January 2007 to July 2007 and was Senior Vice President, Customer Care and Technology Services of Choice from December 2005 to January 2007. She was Senior Vice President, Franchise Services from November 2001 until December 2005. She was Vice President, Property Systems from 1998 to November 2001; Vice President, Revenue Management from 1995 to 1998.

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

Patrick Pacious. Senior Vice President, Corporate Development and Strategy since December 2007. He was Vice President, Corporate Development and Innovation from May 2006 to December 2007 and was Senior Director of Corporate Strategy from July 2005 to May 2006. Prior to joining the Company, he was employed by Bearingpoint Inc. as a Senior Manager from 2002 until 2005 and Arthur Andersen Business Consulting LLP as a Senior Manager from 1996 until 2002.

David Pepper. Senior Vice President, Franchise Development & Emerging Brands since July 2007. He was Senior Vice President and Division President Cambria Suites and Extended Stay Market Brands from January 2007 to July 2007 and was Senior Vice President, Franchise Growth and Performance of Choice from December 2005 until January 2007. He was Senior Vice President, Development of Choice from January 2005 until December 2005. He was Vice President, Franchise Sales from June 2002 until January 2005. He was Vice President, Franchise Sales with USFS in Atlanta, Georgia from 1996 through June 2002.

Gary Thomson. Senior Vice President, Chief Information Officer of Choice since August 2000. He was Vice President – Information Systems Technologies from November 1993 until August 2000.

PART II

Item 5.    Market for Reg istrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The shares of the Company’s common stock are listed and traded on the New York Stock Exchange. The following table sets forth information on the high and low prices of the Company’s common stock and cash dividends declared per share for each quarterly period for the two most recently completed years.

QUARTERLY MARKET PRICE RANGE OF COMMON STOCK AND CASH DIVIDENDS DECLARED

	Market Price Per Share		Cash Dividends Declared Per Share
Quarters Ended	High	Low
2006
March 31,	$49.15	$40.77	$0.13
June 30,	61.38	44.90	0.13
September 30,	61.75	35.26	0.15
December 31,	47.57	39.50	0.15
2007
March 31,	$44.43	$35.02	$0.15
June 30,	42.03	34.66	0.15
September 30,	43.95	33.72	0.17
December 31,	43.00	33.05	0.17

The Company currently maintains the payment of a quarterly dividend on its common shares outstanding, however, the declaration of future dividends are subject to the discretion of the board of directors. We expect that cash dividends will continue to be paid at a comparable or increased rate in the future, subject to future business performance.

As of February 15, 2008, there were 2,004 holders of record of the Company’s common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases of Choice Hotels International, Inc. common stock made by the Company during the twelve months ended December 31, 2007.

Month Ending	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1),(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2007	813	$42.17	—	5,102,701
February 28, 2007	211,534	38.84	183,368	4,919,333
March 31, 2007	288,730	37.24	288,730	4,630,603
April 30, 2007	—	—	—	4,630,603
May 31, 2007	429,586	37.90	427,808	4,202,795
June 30, 2007	302,370	39.88	301,988	3,900,807
July 31, 2007	723,816	39.72	723,625	3,177,182
August 31, 2007	2,097,484	36.70	2,093,332	1,083,850
September 30, 2007	98,920	37.08	96,816	3,987,034	(3)
October 31, 2007	10,641	39.36	—	3,987,034
November 30, 2007	462,455	36.56	462,455	3,524,579
December 31, 2007	333,029	35.62	332,202	3,192,377

Total	4,959,378	$37.49	4,910,324	3,192,377

(1)	The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998.
(2)

During the year ended December 31, 2007, the Company purchased 49,054 shares of common stock from employees to satisfy minimum tax-withholding requirements related to the vesting of restricted stock grants. These purchases were not part of the board repurchase authorization.

(3)

In September 2007, the Company’s board of directors authorized an increase under the Company’s existing stock repurchase program to acquire up to an additional three million shares of its outstanding common stock.

Item 6.    Selec ted Financial Data.

Company results (in millions, except per share data)

	As of and for the year ended December 31,
	2003	2004	2005	2006	2007
Total Revenues	$380.4	$423.4	$472.1	$539.9	$615.5
Net Income	71.9	74.3	87.6	112.8	111.3
Basic Earnings per Share(1)	1.01	1.12	1.36	1.72	1.73
Diluted Earnings per Share(1)	0.98	1.08	1.32	1.68	1.70
Total Assets	267.3	263.4	265.3	303.3	328.4
Long-Term Debt	246.7	328.7	274.1	172.5	272.4
Cash Dividends Declared Per Common Share(1)	0.10	0.425	0.485	0.56	0.64

(1)	Per share amounts have been retroactively adjusted for a two-for-one stock split effected in the form of a stock dividend distributed on October 21, 2005 to shareholders of record on October 7, 2005.

Matters that affect the comparability of our annual results are as follows:

•

Net income in 2003 included a $3.4 million ($0.05 per share) gain on the prepayment of a note receivable from Sunburst. As a result of this prepayment, interest income earned on this note receivable totaling approximately $4.5 million per annum will not be received in future years.

•

Net income in 2004 included a $0.7 million loss on extinguishment of debt related to the refinancing of the Company’s senior credit facility. In addition, results reflect a reduction of income tax expense related to the resolution of certain tax contingencies of approximately $1.2 million. Those items represent an increase in diluted EPS of $0.01, net.

•

Net income in 2005 included additional income tax expense of approximately $1.2 million related to the Company’s repatriation of foreign earnings pursuant to the American Jobs Creation Act and a reduction of income tax expense related to the resolution of certain tax contingencies of approximately $4.9 million. Those items represent an increase in diluted EPS of $0.06, net.

•

Net income in 2006 included a $0.3 million loss on extinguishment of debt related to the refinancing of the Company’s senior credit facility and a reduction of income tax expense related to the resolution of certain tax contingencies of approximately $12.8 million. In addition, the Company’s adoption of SFAS No. 123R reduced net income by approximately $0.3 million. Those items represent an increase in diluted EPS of $0.18, net.

•	Net income in 2007 included termination benefit expense totaling $3.7 million resulting from the termination of certain executive officers. This represented a decline in diluted EPS of $0.04.

Item 7.    M anagement’s Discussion and Analysis of Financial Condition and Results of Operation.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand Choice Hotels International, Inc. and subsidiaries. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes.

Overview

We are a hotel franchisor with franchise agreements representing 5,570 hotels open and 1,093 hotels under development as of December 31, 2007, with 452,027 rooms and 87,982 rooms, respectively, in 49 states, the District of Columbia and 39 countries and territories outside the United States. Our brand names include Comfort Inn, Comfort Suites, Quality, Clarion, Sleep Inn, Econo Lodge, Rodeway Inn, MainStay Suites, Suburban Extended Stay Hotel, Cambria Suites and Flag Hotels.

The Company conducts its international franchise operations through a combination of direct franchising and master franchising relationships which allow the use of our brands by third parties in foreign countries. The Company has made equity investments in certain non-domestic lodging franchise companies that conduct franchise operations for the Company’s brands under master franchising relationships. As a result of our use of master franchising relationships and international market conditions, total revenues from international franchising operations comprised only 7% and 6% of our total revenues in 2007 and 2006, respectively while representing approximately 20% and 22% of our franchise system hotels open at December 31, 2007 and 2006, respectively.

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

During 2005, the Company acquired 100% of the stock of Suburban Franchise Holding Company, Inc. (“Suburban”) and its wholly owned subsidiary, Suburban Franchise Systems, Inc. Suburban is the franchisor of Suburban Extended Stay Hotels operating in the economy extended stay segment primarily in the southeastern United States. The acquisition allowed the Company to enter, on an accelerated basis, the economy extended stay segment, a market in which it did not previously compete. The results of Suburban have been consolidated with the Company since September 28, 2005.

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

With a focus on hotel franchising instead of ownership, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our business provides opportunities to improve operating results by increasing the number of franchised hotel rooms and effective royalty rates of our franchise contracts resulting in increased initial fee revenue; ongoing royalty fees and brand solutions revenues. In addition, our operating results can also be improved through our company wide efforts related to improving property level performance. At December 31, 2007, the Company estimates that based on its current domestic portfolio of hotels under franchise that a 1% change in RevPAR or rooms under franchise would increase or decrease royalty revenues by $2.4 million and a 1 basis point change in the Company’s effective royalty rate would increase or decrease domestic royalties by $0.5 million. In addition to these revenues, we also collect marketing and reservation fees to support centralized marketing and reservation activities for the franchise system. As a lodging franchisor, Choice has relatively low capital expenditure requirements.

The principal factors that affect the Company’s results are: the number and relative mix of franchised hotel rooms; growth in the number of hotel rooms under franchise; occupancy and room rates achieved by the hotels under franchise; the effective royalty rate achieved; and our ability to manage costs. The number of rooms at franchised properties and occupancy and room rates at those properties significantly affect the Company’s results because our fees are based upon room revenues at franchised hotels. The key industry standard for measuring hotel-operating performance is revenue per available room (“RevPAR”), which is calculated by multiplying the percentage of occupied rooms by the average daily room rate realized. Our variable overhead costs associated with franchise system growth have historically been less than incremental royalty fees generated from new franchises. Accordingly, continued growth of our franchise business should enable us to realize benefits from the operating leverage in place and improve operating results.

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

Maximizing Financial Returns and Creating Value for Shareholders. Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. We believe our strong and predictable cash flows create a strong financial position that provides us a competitive advantage. Currently, our business does not require significant capital to operate and grow, therefore, we can maintain a capital structure that generates high financial returns and use our excess cash flow to increase returns to our shareholders. We have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. Through December 31, 2007, we have repurchased 38.6 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $895.9 million since the program’s inception. Considering the effect of the two-for-one stock split, the Company has repurchased 71.5 million shares at an average price of $12.52 per share through December 31, 2007. In September 2007, the Company’s board of directors authorized an increase under the Company’s existing stock repurchase program to acquire up to an additional three million shares of its outstanding common stock. At December 31, 2007, the Company had 3.2 million shares remaining under the current authorization of the board of directors. The Company expects to continue to return value to its shareholders through a combination of dividends and share repurchases, subject to market and other conditions and upon completion of the current authorization our board of directors will evaluate the propriety of additional share repurchases. In 2007, we paid cash dividends totaling approximately $40.1 million and we presently expect to continue to pay dividends in the future. Based on our present dividend rate and outstanding share count, aggregate annual dividends for 2008 would be approximately $42.0 million.

We believe these value drivers, when properly implemented, will enhance our profitability, maximize our financial returns and continue to generate value for our shareholders. The ultimate measure of our success will be reflected in the items below.

Results of Operation: Royalty fees, operating income, net income and diluted earnings per share (“EPS”) represent key measurements of these value drivers. In 2007, royalty fees revenue totaled approximately $236.3 million, a 12% increase compared to 2006. Operating income totaled $185.2 million for the year ended December 31, 2007, an 11% increase from 2006. Net income for the year ended December 31, 2007 declined $1.5 million from 2006 to $111.3 million. However, diluted earnings per share were $1.70, a $0.02 improvement over 2006. Net income and EPS for 2006 included a reduction of income tax expense related to the resolution of provisions for certain income tax contingencies of approximately $12.8 million and a loss on extinguishment of debt of approximately $0.3 million ($0.2 million, net of the related tax effect) related to the refinancing of the Company’s senior credit facility. Those items represent diluted EPS of $0.19, net for the year ended December 31, 2006. These measurements will continue to be a key management focus in 2008 and beyond.

Refer to MD&A heading “Operations Review” for additional analysis of our results.

Liquidity and Capital Resources: Historically, the Company has generated significant cash flows from operations. In 2007 and 2006, net cash provided by operating activities was $146.1 million and $153.9 million, respectively. Since our business does not currently require significant reinvestment of capital, we utilize cash in ways that management believes provide the greatest returns to our shareholders which include share repurchases and dividends. We believe the Company’s cash flow from operations and available financing capacity are sufficient to meet the expected future operating, investing and financing needs of the business.

Refer to MD&A heading “Liquidity and Capital Resources” for additional analysis.

Operations Review

Comparison of 2007 Operating Results and 2006 Operating Results

The Company recorded net income of $111.3 million for the year ended December 31, 2007, a $1.5 million or 1% decline from the $112.8 million for the year ended December 31, 2006. The decrease in net income is primarily attributable to the resolution of income tax contingencies totaling $12.8 million during 2006 resulting in an effective income tax rate of 27.4% in 2006 compared to 36.0% for 2007. The increase in the effective income tax rate was partially offset by an $18.6 million or 11% increase in operating income. Operating income increased as a result of a $31.8 million, or 12% increase in franchising revenues (total revenues excluding marketing and reservation revenues and hotel operations) partially offset by a $14.5 million or 17% increase in selling, general and administrative expense. The increase in selling, general and administration expenses was partially due to the commencement of direct franchising operations in continental Europe and termination benefit expenses incurred related to the termination of certain executive officers.

Summarized financial results for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
	(In thousands, except per share amounts)
REVENUES:
Royalty fees	$236,346	$211,645
Initial franchise and relicensing fees	33,389	29,629
Brand solutions	16,283	13,945
Marketing and reservation	316,827	273,267
Hotel operations	4,692	4,505
Other	7,957	6,912

Total revenues	615,494	539,903

OPERATING EXPENSES:
Selling, general and administrative	101,590	87,112
Depreciation and amortization	8,637	9,705
Marketing and reservation	316,827	273,267
Hotel operations	3,241	3,194

Total operating expenses	430,295	373,278

Operating income	185,199	166,625

OTHER INCOME AND EXPENSES:
Interest expense	14,293	14,098
Interest and other investment income	(1,750)	(2,041)
Equity in net income of affiliates	(1,230)	(1,052)
Loss on extinguishment of debt	—	342

Other income and expenses, net	11,313	11,347

Income before income taxes	173,886	155,278
Income taxes	62,585	42,491

Net income	$111,301	$112,787

Weighted average shares outstanding-diluted	65,331	67,050

Diluted earnings per share	$1.70	$1.68

Management analyzes its business based on franchising revenues, which is total revenues excluding marketing and reservation revenues and hotel operations, and franchise operating expenses that are reflected as selling, general and administrative expenses.

Franchising Revenues: Franchising revenues were $294.0 million for the year ended December 31, 2007 compared to $262.1 million for the year ended December 31, 2006. The growth in franchising revenues is primarily due to increases in royalty revenues and initial and relicensing fees, brand solutions and other revenues of approximately 12%, 13%, 17% and 15%, respectively.

Domestic royalty fees increased $18.6 million to $214.1 million from $195.5 million in 2006, an increase of 10%. The increase in royalties is attributable to a combination of factors including a 4.3% increase in the number of domestic franchised hotel rooms, a 4.0% increase in RevPAR and an increase in the effective royalty rate of the domestic hotel system to 4.14% from 4.09%. System-wide RevPAR increases resulted primarily from an average daily rate (“ADR”) increase of 4.9% from the prior year.

A summary of the Company’s domestic franchised hotels operating information for the years ending December 31 is as follows:

	2007			2006			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR
Comfort Inn	$77.14	63.1%	$48.70	$73.08	63.0%	$46.06	5.6%	10 bps	5.7%
Comfort Suites	87.23	65.5%	57.11	82.93	67.0%	55.59	5.2%	(150) bps	2.7%
Sleep	69.67	62.5%	43.52	66.44	62.4%	41.43	4.9%	10 bps	5.0%

Midscale without Food & Beverage	78.23	63.5%	49.70	74.18	63.7%	47.26	5.5%	(20) bps	5.2%

Quality	70.30	54.2%	38.09	66.89	55.3%	37.01	5.1%	(110) bps	2.9%
Clarion	80.86	51.7%	41.79	78.98	51.2%	40.41	2.4%	50 bps	3.4%

Midscale with Food & Beverage	72.74	53.6%	38.97	69.76	54.3%	37.87	4.3%	(70) bps	2.9%

Econo Lodge	54.40	48.0%	26.10	53.09	47.7%	25.31	2.5%	30 bps	3.1%
Rodeway	53.24	47.6%	25.32	51.66	45.8%	23.66	3.1%	180 bps	7.0%

Economy	54.14	47.9%	25.93	52.83	47.3%	24.99	2.5%	60 bps	3.8%

MainStay	70.04	68.5%	47.98	67.26	69.4%	46.66	4.1%	(90) bps	2.8%
Suburban	40.13	67.3%	27.01	38.30	72.4%	27.73	4.8%	(510) bps	(2.6)%

Extended Stay	47.10	67.6%	31.83	43.81	71.8%	31.46	7.5%	(420) bps	1.2%

Total	$72.07	57.9%	$41.75	$68.71	58.4%	$40.13	4.9%	(50) bps	4.0%

The number of domestic rooms on-line increased to 354,139 as of December 31, 2007 from 339,441 as of December 31, 2006, an increase of 4.3%. The total number of domestic hotels on-line grew 5.6% to 4,445 as of December 31, 2007 from 4,211 as of December 31, 2006. A summary of the domestic hotels and available rooms at December 31, 2007 and December 31, 2006 by brand is as follows:

	December 31, 2007		December 31, 2006		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	%	Rooms	%
Comfort Inn	1,434	112,042	1,415	110,877	19	1.3%	1,165	1.1%
Comfort Suites	481	37,358	433	33,976	48	11.1%	3,382	10.0%
Sleep	346	25,728	327	24,575	19	5.8%	1,153	4.7%

Midscale without Food & Beverage	2,261	175,128	2,175	169,428	86	4.0%	5,700	3.4%

Quality	828	79,276	736	72,054	92	12.5%	7,222	10.0%
Clarion	167	23,319	162	23,945	5	3.1%	(626)	(2.6)%

Midscale with Food & Beverage	995	102,595	898	95,999	97	10.8%	6,596	6.9%

Econo Lodge	825	50,403	816	49,679	9	1.1%	724	1.5%
Rodeway	276	16,523	233	14,168	43	18.5%	2,355	16.6%

Economy	1,101	66,926	1,049	63,847	52	5.0%	3,079	4.8%

MainStay	30	2,258	29	2,183	1	3.4%	75	3.4%
Suburban	54	6,773	60	7,984	(6)	(10.0)%	(1,211)	(15.2)%

Extended Stay	84	9,031	89	10,167	(5)	(5.6)%	(1,136)	(11.2)%

Cambria Suites	4	459	—	—	4	NM	459	NM

Total Domestic Franchises	4,445	354,139	4,211	339,441	234	5.6%	14,698	4.3%

International available rooms declined to 97,888 as of December 31, 2007 from 97,944 as of December 31, 2006. The total number of international hotels on-line declined from 1,165 as of December 31, 2006 to 1,125 as of December 31, 2007.

As of December 31, 2007, the Company had 1,004 franchised hotels with 79,342 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 860 hotels and 66,238 rooms at December 31, 2006. The number of new construction franchised hotels in the Company’s domestic pipeline increased 21% to 728 at December 31, 2007 from 602 at December 31, 2006. The Company had an additional 89 franchised hotels with 8,640 rooms under development in its international system as of December 31, 2007 compared to 70 hotels and 6,317 rooms at December 31, 2006. While the Company’s hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.

A summary of the domestic franchised hotels under construction, awaiting conversion or approved for development at December 31, 2007 and December 31, 2006 by brand is as follows:

	December 31, 2007			December 31, 2006			Variance
	Conversion	New Construction	Total	Conversion	New Construction	Total	Conversion		New Construction		Total
							Units	%	Units	%	Units	%
Comfort Inn	54	135	189	56	124	180	(2)	(4)%	11	9%	9	5%
Comfort Suites	1	278	279	3	233	236	(2)	(67)%	45	19%	43	18%
Sleep	—	138	138	—	123	123	—	NM	15	12%	15	12%

Midscale without Food & Beverage	55	551	606	59	480	539	(4)	(7)%	71	15%	67	12%

Quality	71	15	86	76	10	86	(5)	(7)%	5	50%	—	—
Clarion	30	7	37	11	4	15	19	173%	3	75%	22	147%

Midscale with Food & Beverage	101	22	123	87	14	101	14	16%	8	57%	22	22%

Econo Lodge	46	3	49	41	5	46	5	12%	(2)	(40)%	3	7%
Rodeway	68	3	71	66	3	69	2	3%	—	—	2	3%

Economy	114	6	120	107	8	115	7	7%	(2)	(25)%	5	4%

MainStay	2	46	48	—	33	33	2	NM	13	39%	15	45%
Suburban	4	40	44	5	24	29	(1)	(20)%	16	67%	15	52%

Extended Stay	6	86	92	5	57	62	1	20%	29	51%	30	48%

Cambria Suites	—	63	63	—	43	43	—	NM	20	47%	20	47%

	276	728	1,004	258	602	860	18	7%	126	21%	144	17%

Net domestic franchise additions during 2007 increased 71 units to 234 compared to 163 for the same period a year ago. Gross domestic franchise additions increased from 381 for 2006 to 435 for 2007. Net franchise terminations declined to 201 for 2007 from 218 in 2006. During 2007, the Company has continued to execute its strategy to replace franchised hotels that do not meet our brand standards or are underperforming in their market. As the competition gets stronger and more focused on limited service franchising, the Company will continue to focus on improving its system hotels and utilizing the domestic hotels under development as a strong platform for continued system growth.

International royalties increased $6.0 million or 37% from $16.2 million in 2006 to $22.2 million in 2007 primarily due to the commencement of direct franchising operations in continental Europe which contributed $3.3 million of additional royalties.

New domestic franchise agreements executed during 2007 totaled 770 representing 61,778 rooms compared to 720 agreements representing 57,365 rooms executed in the same period in 2006. During 2007, 327 of the executed agreements were for new construction hotel franchises, representing 26,029 rooms, compared to 288 contracts, representing 22,035 rooms for 2006. Conversion hotel franchise executed contracts totaled 443 representing 35,749 rooms for the year ended December 31, 2007 compared to 432 agreements representing 35,330 rooms for the year ended December 31, 2006. Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise agreements increased 17% to $21.0 million for 2007 from $17.9 million for 2006. The increased revenues primarily reflect an increase in executed agreements and higher average initial fees than the prior year.

A summary of executed domestic franchise agreements by brand for 2007 and 2006 is as follows:

	2007			2006			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	48	62	110	67	65	132	(28)%	(5)%	(17)%
Comfort Suites	114	4	118	98	3	101	16%	33%	17%
Sleep	71	1	72	58	1	59	22%	0%	22%

Midscale without Food & Beverage	233	67	300	223	69	292	4%	(3)%	3%

Quality	11	153	164	6	143	149	83%	7%	10%
Clarion	6	42	48	2	26	28	200%	62%	71%

Midscale with Food & Beverage	17	195	212	8	169	177	113%	15%	20%

Econo Lodge	3	77	80	1	80	81	200%	(4)%	(1)%
Rodeway	2	99	101	3	105	108	(33)%	(6)%	(6)%

Economy	5	176	181	4	185	189	25%	(5)%	(4)%

MainStay	22	2	24	9	1	10	144%	100%	140%
Suburban	21	3	24	14	8	22	50%	(63)%	9%

Extended Stay	43	5	48	23	9	32	87%	(44)%	50%

Cambria Suites	29	—	29	30	—	30	(3)%	NM	(3)%

Total Domestic System	327	443	770	288	432	720	14%	3%	7%

Relicensing fees are charged to the new property owner of a franchised property whenever an ownership change occurs and the property remains in the franchise system. During the year ended December 31, 2007, relicensings increased 7% to 403 from 378 in 2006. The increase in relicensing contracts resulted in an increase of fees of approximately 6% to $12.4 million for the year ended December 31, 2007 from $11.7 million for the same period of 2006.

Brand solutions revenue increased $2.3 million or 17% to $16.3 million primarily resulting from increased vendor sponsorships of our annual franchisee convention.

Other income increased $1.0 million to $8.0 million for the year ended December 31, 2007 primarily due to an increase in liquidated damage collections related to the early termination of franchise agreements.

Selling, General and Administrative Expenses: The cost to operate the franchising business is reflected in selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $101.6 million for 2007, an increase of $14.5 million from the 2006 total of $87.1 million. As a percentage of revenues, excluding marketing and reservation fees and hotel operations, total SG&A expenses were 34.6% for 2007 compared to 33.2% for 2006. Expenses as a percentage of franchise revenues increased primarily due to an additional $3.3 million in expenses related to the commencement of direct franchising operations in continental Europe and $3.7 million in termination benefits related to the termination of certain executive officers.

Depreciation and Amortization: Expenses declined $1.1 million to $8.6 million for 2007 due to the 2006 acceleration of depreciation resulting from the renovation and replacement of furniture, fixtures and equipment at two of the Company-owned Mainstay Suites.

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

Total marketing and reservations revenues were $316.8 million and $273.3 million for 2007 and 2006, respectively. Depreciation and amortization attributable to marketing and reservation activities was $8.3 million and $7.9 million for the years ended December 31, 2007 and 2006, respectively. Interest expense attributable to reservation activities was $0.5 million and $0.9 million for 2007 and 2006, respectively. Marketing and reservation activities provided positive cash flow of $12.0 million and $19.0 million for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007 and 2006, the Company’s balance sheet includes a receivable of $6.8 million and $6.7 million, respectively resulting from cumulative marketing expenses incurred in excess of cumulative marketing fee revenues earned. These receivables are recorded as an asset in the financial statements as the Company has the contractual authority to require that the franchisees in the system at any given point repay the Company for any deficits related to marketing and reservations activities. The Company’s current franchisees are legally obligated to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue. The Company has no present intention to accelerate repayment of the deficit from current franchisees. A payable has been recorded in the Company’s balance sheet within other long-term liabilities related to cumulative reservation fee revenues received in excess of reservation fee expenses incurred totaling $11.9 million and $8.4 million at December 31, 2007 and 2006, respectively. Cumulative reservation and marketing fees not expended are recorded as a payable in the financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements.

Other Income and Expenses, Net: Other income and expenses, net, were $11.3 million for both 2007 and 2006. Interest expense increased slightly from $14.1 million for the year ended December 31, 2006 to $14.3 million due to higher average outstanding borrowings during the year. The Company’s weighted average interest rate declined from 6.6% as of December 31, 2006 to 6.0% as of December 31, 2007. Interest and other investment income declined from $2.0 million in 2006 to $1.8 million primarily due to a decline in the fair value of investments held in non-qualified employee benefit plans. Other income and expenses, net for the year ended December 31, 2006 include a loss on extinguishment of debt of $0.3 million attributable to the refinancing of our senior credit facility.

Income Taxes: The Company’s effective income tax provision rate was 36.0% for 2007, compared to an effective income tax provision rate of 27.4% for 2006. The effective income tax rate increased primarily due to the prior year resolution of provisions for income tax contingencies totaling approximately $12.8 million compared to $0.3 million during 2007. Depending upon the outcome of certain income tax contingencies up to an additional $1.6 million of additional tax benefits may be reflected in our 2008 results of operations from the resolution of tax contingency reserves.

Net income for 2007 decreased by 1% to $111.3 million, and diluted earnings per share increased 1% to $1.70 for 2007 from $1.68 reported for 2006.

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

Summarized financial results for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005
	(In thousands, except per share amounts)
REVENUES:
Royalty fees	$211,645	$187,340
Initial franchise and relicensing fees	29,629	25,388
Brand solutions	13,945	13,382
Marketing and reservation	273,267	237,822
Hotel operations	4,505	4,293
Other	6,912	3,873

Total revenues	539,903	472,098

OPERATING EXPENSES:
Selling, general and administrative	87,112	78,250
Depreciation and amortization	9,705	9,051
Marketing and reservation	273,267	237,822
Hotel operations	3,194	3,225

Total operating expenses	373,278	328,348

Operating income	166,625	143,750

OTHER INCOME AND EXPENSES:
Interest expense	14,098	15,325
Interest and other investment income	(2,041)	(1,094)
Equity in net income of affiliates	(1,052)	(803)
Loss on extinguishment of debt	342	—
Other	—	(420)

Other income and expenses, net	11,347	13,008

Income before income taxes	155,278	130,742
Income taxes	42,491	43,177

Net income	$112,787	$87,565

Weighted average shares outstanding-diluted	67,050	66,336

Diluted earnings per share	$1.68	$1.32

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

A summary of the Company’s domestic franchised hotels operating information is as follows:

	2006			2005			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR
Comfort Inn	$73.08	63.0%	$46.06	$68.84	61.7%	$42.45	6.2%	130 bps	8.5%
Comfort Suites	82.93	67.0%	55.59	77.51	66.3%	51.36	7.0%	70 bps	8.2%
Sleep	66.44	62.4%	41.43	62.52	61.0%	38.16	6.3%	140 bps	8.6%

Midscale without Food & Beverage	74.18	63.7%	47.26	69.68	62.4%	43.51	6.5%	130 bps	8.6%

Quality	66.89	55.3%	37.01	64.86	54.6%	35.41	3.1%	70 bps	4.5%
Clarion	78.98	51.2%	40.41	74.62	52.5%	39.15	5.8%	(130)bps	3.2%

Midscale with Food & Beverage	69.76	54.3%	37.87	67.41	54.0%	36.41	3.5%	30 bps	4.0%

Econo Lodge	53.09	47.7%	25.31	50.95	48.2%	24.56	4.2%	(50)bps	3.1%
Rodeway	51.66	45.8%	23.66	49.91	46.7%	23.31	3.5%	(90)bps	1.5%

Economy	52.83	47.3%	24.99	50.78	48.0%	24.35	4.0%	(70)bps	2.6%

MainStay	67.26	69.4%	46.66	64.76	65.7%	42.54	3.9%	370 bps	9.7%

Total Domestic System*	$69.71	58.0%	$40.46	$66.24	57.6%	$38.15	5.2%	40 bps	6.1%

*	Amounts exclude Suburban activity from 2006 because full year comparable pre-acquisition data for 2005 is not available.

Including franchises acquired from Suburban, the number of domestic rooms on-line increased to 339,441 as of December 31, 2006 from 329,353 as of December 31, 2005, an increase of 3.1%. The total number of domestic hotels on-line grew 4.0% to 4,211 as of December 31, 2006 from 4,048 as of December 31, 2005.

A summary of the domestic hotels and available rooms at December 31, 2006 and December 31, 2005 by brand is as follows:

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

International available rooms increased to 97,944 as of December 31, 2006 from 97,703 as of December 31, 2005, a 0.2% increase. The total number of international hotels on-line increased from 1,162 as of December 31, 2005 to 1,165 as of December 31, 2006.

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

A summary of the domestic franchised hotels under construction, awaiting conversion or approved for development at December 31, 2006 and December 31, 2005 by brand is as follows:

	December 31, 2006			December 31, 2005			Variance
	Conversion	New Construction	Total	Conversion	New Construction	Total	Conversion		New Construction		Total
							Units	%	Units	%	Units	%
Comfort Inn	56	124	180	41	85	126	15	37%	39	46%	54	43%
Comfort Suites	3	233	236	2	165	167	1	50%	68	41%	69	41%
Sleep	—	123	123	1	88	89	(1)	(100)%	35	40%	34	38%

Midscale without Food & Beverage	59	480	539	44	338	382	15	34%	142	42%	157	41%

Quality	76	10	86	54	12	66	22	41%	(2)	(17)%	20	30%
Clarion	11	4	15	13	4	17	(2)	(15)%	—	0%	(2)	(12)%

Midscale with Food & Beverage	87	14	101	67	16	83	20	30%	(2)	(13)%	18	22%

Econo Lodge	41	5	46	41	9	50	—	0%	(4)	(44)%	(4)	(8)%
Rodeway	66	3	69	35	—	35	31	89%	3	NM	34	97%

Economy	107	8	115	76	9	85	31	41%	(1)	(11)%	30	35%

MainStay	—	33	33	1	29	30	(1)	(100)%	4	14%	3	10%
Suburban	5	24	29	2	9	11	3	150%	15	167%	18	164%

Extended Stay	5	57	62	3	38	41	2	67%	19	50%	21	51%

Cambria Suites	—	43	43	—	12	12	—	NM	31	258%	31	258%

	258	602	860	190	413	603	68	36%	189	46%	257	43%

Excluding the acquisition of Suburban on September 28, 2005, net domestic franchise additions during 2006 increased 14 units to 163 compared to 149 for the same period a year ago. Gross domestic franchise additions increased from 339 for 2005 to 381 for 2006. Net franchise terminations increased to 218 for 2006 from 190 in 2005.

International royalties increased $5.2 million or 47% from $11.0 million in 2005 to $16.2 million in 2006 primarily due to the commencement of royalty payments by over 300 properties in continental Europe under our master franchise agreement with RHC. Prior to January 1, 2006, only reservation fees were assessed to the properties in RHC’s portfolio. Beginning in January 2006, the Company began to assess royalty and marketing fees in addition to the reservation fees.

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

Selling, General and Administrative Expenses: The cost to operate the franchising business is reflected in selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $87.1 million for 2006, an increase of $8.9 million from the 2005 total of $78.2 million. As a percentage of revenues, excluding marketing and reservation fees and hotel operations, total SG&A expenses were 33.2% for 2006 compared to 34.0% for 2005. Expenses increased primarily due to higher compensation costs related to stock compensation, variable franchise sales compensation, the launch of the Company’s Cambria Suites brand and the acquisition of Suburban. Despite the increase in expenses, SG&A as a percentage of franchise revenues declined since our variable overhead costs associated with franchise system growth have historically been less than incremental royalty fees generated from new franchises.

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

Total marketing and reservations revenues were $273.3 million and $237.8 million for 2006 and 2005, respectively. Depreciation and amortization attributable to marketing and reservation activities was $7.9 million and $7.6 million for the years ended December 31, 2006 and 2005, respectively. Interest expense attributable to reservation activities was $0.9 million and $1.1 million for 2006 and 2005, respectively. Marketing and reservation activities provided positive cash flow of $19.0 million and $19.4 million for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006 and 2005, the Company’s balance sheet includes a receivable of $6.7 million and $13.2 million, respectively resulting from cumulative marketing expenses incurred in excess of cumulative marketing fee revenues earned. These receivables are recorded as an asset in the financial statements as the Company has the contractual authority to require that the franchisees in the system at any given point repay the Company for any deficits related to marketing and reservations activities. The Company’s current franchisees are legally obligated to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue. The Company has no present intention to accelerate repayment of the deficit from current franchisees. A payable has been recorded in the Company’s balance sheet within other long-term liabilities related to cumulative reservation fee revenues received in excess of reservation fee expenses incurred totaling $8.4 million and $3.6 million at December 31, 2006 and 2005, respectively. Cumulative reservation and marketing fees not expended are recorded as a payable in the financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements.

Other Income and Expenses, Net: Other income and expenses, net, declined $1.7 million to an expense of $11.3 million for 2006 from $13.0 million for 2005. This decline resulted primarily from a reduction in interest expense from $15.3 million to $14.1 million and a $0.9 million increase in interest income and the appreciation of investments held in the non-qualified employee benefit plans. Interest expense declined due to lower outstanding borrowings on the Company’s variable rate debt offset by higher average interest rates. The Company’s weighted average interest rate as of December 31, 2006 was 6.6% compared to 6.0% as of December 31, 2005. The increase in investment income and decline in interest expense was offset by a loss on extinguishment of debt of $0.3 million attributable to the refinancing of our senior credit facility during the second quarter of 2006 and a $0.4 million gain on sale of investments in the third quarter of 2005.

Income Taxes: The Company’s effective income tax provision rate was 27.4% for 2006, compared to the effective income tax provision rate of 33.0% for 2005. The effective income tax rate declined primarily due to the resolution of provisions for income tax contingencies totaling approximately $12.8 million as well as an increase in the proportion of foreign income earned over the prior year period, which is taxed at lower rates than statutory federal income tax rates. The effective income tax rate for 2005 also includes additional tax expense of approximately $1.2 million related to the Company’s repatriation of foreign earnings and a reduction of income tax expense related to the resolution of certain tax contingencies of approximately $4.9 million.

Net income for 2006 increased by 28.8% to $112.8 million, and diluted earnings per share increased 27% to $1.68 for 2006 from $1.32 reported for 2005.

Liquidity and Capital Resources

Net cash provided by operating activities declined $7.8 million to $146.1 million for the year ended December 31, 2007 from $153.9 million for the year ended December 31, 2006, respectively. The decline in cash flows from operating activities primarily reflects timing of working capital items and lower cash repayments from marketing and reservation activities compared to the prior year.

Net cash repayments related to marketing and reservation activities totaled $12.0 million during 2007 compared to repayments of $19.0 million during the year ended December 31, 2006. The Company expects marketing and reservation activities to be a use of cash between $1.0 million and $3.0 million in 2008.

Cash used in investing activities for the years ended December 31, 2007, 2006 and 2005 was $21.3 million, $17.3 million and $24.5 million, respectively. During 2005, investing cash flows included the payment of $7.3 million related to the Company’s acquisition of Suburban. As a lodging franchisor, the Company has relatively low capital expenditure requirements. During the years ended December 31, 2007, 2006 and 2005, capital expenditures totaled $12.0 million, $7.7 million, and $11.5 million, respectively. Capital expenditures for 2007 primarily include leasehold improvements to the Company’s facilities as well as upgrades of system-wide property and yield management systems and the purchase of computer equipment. In addition, the Company provides financing to franchisees for property improvements, hotel development efforts and other purposes. During 2007, 2006 and 2005, the Company advanced $7.4 million, $2.4 million and $2.7 million, respectively. At December 31, 2007, the Company had commitments to extend an additional $9.5 million in financing provided certain conditions are met by its franchisees of which $5.2 million is expected to be advanced in 2008.

Financing cash flows relate primarily to the Company’s borrowings under its credit lines, treasury stock purchases and dividends. On June 16, 2006, the Company entered into a $350 million senior unsecured revolving credit agreement (the “Revolver”), with a syndicate of lenders. The proceeds from the Revolver were used to refinance and terminate a previous revolving facility. The Revolver allows the Company to borrow, repay and reborrow revolving loans up to $350 million (which includes swingline loans for up to $20 million and standby letters of credit up to $30 million) until the scheduled maturity date of June 16, 2011. The Company has the ability to request an increase in available borrowings under the Revolver by an additional amount of up to $150 million by obtaining the agreement of the existing lenders to increase their lending commitments or by adding additional lenders. The rate of interest generally applicable for revolving loans under the Revolver are, at the Company’s option, equal to either (i) the greater of the prime rate or the federal funds effective rate plus 50 basis points, or (ii) an adjusted LIBOR rate plus a margin between 22 and 70 basis points based on the Company’s credit rating. The Revolver requires the Company to pay a quarterly facility fee, based upon the credit rating of the Company, at a rate between 8 and 17 1/2 basis points, on the full amount of the commitment (regardless of usage). The Revolver also requires the payment of a quarterly usage fee, based upon the credit rating of the Company, at a rate between 10 and 12 1/2 basis points, on the amount outstanding under the commitment, at all times when the amount borrowed under the Revolver exceeds 50% of the total commitment. The Revolver includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage. The Revolver also restricts the Company’s ability to make certain investments, incur certain debt, and dispose of assets, among other restrictions. At December 31, 2007, the Company was in compliance with all covenants under the Revolver. As of December 31, 2007, the Company had $172.4 million of revolving loans outstanding pursuant to the Revolver.

The proceeds from the Revolver are used for general corporate purposes, including working capital, debt repayment, stock repurchases, dividends and investments.

In 1998, the Company completed a $100 million senior unsecured note offering (“the Senior Notes”) at a discount of $0.6 million, bearing a coupon rate of 7.13% with an effective rate of 7.22%. The Company used the net proceeds from the offering of approximately $99 million to repay amounts outstanding under the Company’s previous credit facility. The Senior Notes will mature on May 1, 2008, with interest to be paid semi-annually. The Senior Notes have been classified as a long-term liability at December 31, 2007, since the Company’s intention is to repay the Senior Notes upon maturity by utilizing the available capacity of the Revolver.

The Senior Notes contain a call provision that would require the Company to pay a premium if the Senior Notes were redeemed prior to their maturity. At December 31, 2007, the call provision would have resulted in a premium of $2.4 million.

The Company’s Senior Notes are guaranteed jointly, severally, fully and unconditionally by 7 wholly-owned domestic subsidiaries. There are no legal or regulatory restrictions on the payment of dividends to Choice Hotels International, Inc. from subsidiaries that do not guarantee the Senior Notes.

The Company has a line of credit with a bank providing up to an aggregate of $10 million of borrowings which is due upon demand. The line of credit ranks pari-pasu (or equally) with the Revolver. Borrowings under the line of credit bear interest at rates established at the time of the borrowings based on prime minus 175 basis points. As of December 31, 2007, no amounts were outstanding pursuant to this line of credit.

In the second quarter of 2007, the Company repaid an outstanding note with a balance of $0.4 million by utilizing proceeds from the Revolver. The note had an original maturity date of January 1, 2009. This loan bore interest based on seventy percent of prime and required monthly principal and interest payments.

As December 31, 2007, total debt outstanding for the Company was $272.4 million. With the exception of the Company’s Senior Notes, which are scheduled to mature in May 2008, no outstanding debt amounts at December 31, 2007 were scheduled to mature in the twelve months ending December 31, 2008.

Through December 31, 2007, the Company had purchased 38.6 million shares (including 33.0 million prior to the two-for-one stock split) of its common stock under its share repurchase program at a total cost of $895.9 million. Considering the effect of the two-for-one stock split in October 2005, the Company has repurchased 71.5 million shares at an average price of $12.52 per share. In September 2007, the board of directors authorized an increase under the Company’s existing stock repurchase program to acquire up to an additional 3 million shares of its outstanding common stock. At December 31, 2007, the Company had approximately 62.1 million shares of common stock outstanding and had remaining authorization to purchase up to 3.2 million shares. Subsequent to December 31, 2007 through February 29, 2008, the Company had not repurchased any additional shares of its common stock.

In September 2005, the Company’s board of directors increased the quarterly dividend rate to $0.13, or a 15.6% increase from the previously quarterly rate of $0.1125. This increase raised the annual dividend rate on the Company’s common stock from $0.45 to $0.52 per share. Dividends paid in 2005 were approximately $30.2 million. In 2006, the Company’s board of directors again increased the quarterly dividend rate to $0.15, a 15.4% increase from the previous quarterly rate of $0.13. This increase raised the annual dividend rate on the Company’s common stock from $0.52 to $0.60 per share. Dividends paid in 2006 were approximately $35.4 million. In 2007, the Company’s board of directors again increased the quarterly dividend rate to $0.17, a 13% increase from the previous quarterly rate of $0.15. This increase raises the annual dividend rate on the Company’s common stock from $0.60 to $0.68 per share. Dividends paid in 2007 were approximately $40.1 million. Based on our present dividend rate and outstanding share count, aggregate annual dividends for 2008 would be approximately $42.0 million.

The Company expects to continue to return value to its shareholders through a combination of dividends and share repurchases, subject to market and other conditions.

During the first quarter of 2007, the Company recorded a $3.7 million charge in selling, general and administrative expenses for employee termination benefits relating to the termination of certain executive officers. Termination benefits include salary continuation of approximately $2.5 million, SERP curtailment expenses of $0.2 million and $1.0 million of accelerated share based compensation. As a result of those separations, the Company will remit to those officers approximately $1.5 million of cash termination benefits over the next twelve months as well as $1.0 million of deferred compensation and retirement plan obligations.

As of January 1, 2007 and December 31, 2007, the Company had $7.1 million and $6.7 million, respectively of total unrecognized tax benefits of which approximately $4.0 million and $3.5 million, respectively would affect the effective tax rate if recognized. These unrecognized tax benefits relate principally to state tax filing positions and stock-based compensation deductions. The Company believes it is reasonably possible it will recognize tax benefits of up to $1.6 million within the next twelve months. This is due to the anticipated lapse of applicable statutes of limitations regarding state tax positions and stock-based compensation deductions.

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

The following table summarizes our contractual obligations as of December 31, 2007

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term debt(1)	$274.8	$2.4	$—	$272.4	$—
Operating lease obligations	32.9	5.8	10.8	10.5	5.8
Purchase obligations	0.5	0.5	—	—	—
Other long-term liabilities(2)	57.6	—	20.2	6.4	31.0

Total contractual cash obligations	$365.8	$8.7	$31.0	$289.3	$36.8

(1)

Long-term debt amounts include interest on fixed rate debt obligations. The Senior Notes have been classified as a long term liability, since the Company’s intention is to repay the Senior Notes upon maturity by utilizing the available capacity of the Revolver.

(2)

The total amount of unrecognized tax benefits and the related interest and penalties totaled $8.0 million at December 31, 2007 and is not reflected in the Contractual Obligations table. We have several open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change over the next year. While it is possible that one or more of these open positions may be resolved in the next year, it is not anticipated that a significant impact to the unrecognized tax benefit balance will occur.

The Company believes that cash flows from operations and available financing capacity are adequate to meet expected future operating, investing and financing needs of the business.

Off Balance Sheet Arrangements: In March 2006, the Company guaranteed $1 million of a bank loan funding a franchisee’s construction of a Cambria Suites in Green Bay, Wisconsin. The guaranty was scheduled to expire in September 2010. In February 2007, the Company was released from its obligations under the March 2006 guaranty, and subsequently, on May 3, 2007, issued a new $1 million guaranty for a bank loan funding the construction for the same franchisee’s Cambria Suites in Green Bay, Wisconsin. The guaranty expires in August 2010. The Company has received personal guarantees from several of the franchisee’s principal owners related to the repayment of any amounts paid by the Company under the guaranty.

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

The Company may also enter into master development agreements (“MDAs”) with developers that grant limited exclusive development rights and preferential franchise agreement terms for one-time, non-refundable fees. When these fees are not contingent upon the number of agreements executed under the MDA, the Company accounts for these up-front fees in accordance with Staff Accounting Bulletin (‘SAB”) No. 104, “Revenue Recognition” (“SAB No. 104”) and recognizes the up-front fees over the MDAs’ contractual life.

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

We account for brand solutions revenues from endorsed vendors in accordance with SAB 104. SAB 104 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Pursuant to SAB 104, the Company recognizes brand solutions revenues when the services are performed or the product delivered, evidence of an arrangement exists, the fee is fixed and determinable and collectibility is probable. We defer the recognition of brand solutions revenues related to certain upfront fees and recognize them over a period corresponding to the Company’s estimate of the life of the arrangement.

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

Stock Compensation.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires that compensation cost relating to share based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective application method and began applying its provisions to: (i) new awards, (ii) awards modified subsequent to the adoption date and (iii) outstanding awards for which all requisite service had not yet been rendered. Under the modified-prospective application method, compensation costs were recognized on the unvested portion of awards beginning on January 1, 2006 based on the grant-date fair value used for pro-forma disclosures under SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” over the remaining vesting period. Under this transition method, prior period results have not been restated. The adoption of SFAS No. 123R reduced operating income and net income by approximately $0.5 million and $0.3 million, respectively, and had no impact on earnings per share for the year ended December 31, 2006. The adoption did not have a material impact on the Company’s operating income, net income or reported earnings per share for the year ended December 31, 2007 since the Company has been expensing share-based awards granted since January 1, 2003 under the provisions of SFAS No. 123. Cash flows from financing activities for the years ending December 31, 2007 and 2006 includes $6.2 million and $12.7 million, respectively in excess tax benefits from stock-based compensation resulting from the adoption of SFAS No. 123R. Under SFAS No. 123, cash flows from operating activities for the years ended December 31, 2005 included $9.9 million of excess tax benefits from stock-based compensation. Prior to January 1, 2003, the Company accounted for stock-based awards under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”).

Prior to the adoption of SFAS No. 123R, no stock-based compensation cost was reflected in the accompanying consolidated statements of income related to the grant of stock options which occurred prior to January 1, 2003, because the Company accounted for those grants under APB Opinion No. 25 and all such stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the year ended 2005 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 148 to all stock compensation for the year ended 2005 is set forth in Note 1 to our consolidated financial statements.

Income Taxes.

Our income tax expense and related balance sheet amounts involve significant management estimates and judgments. Judgments regarding realization of deferred tax assets and the ultimate outcome of tax-related contingencies represent key items involved in the determination of income tax expense and related balance sheet accounts.

The Company does not provide additional United States income taxes on undistributed earnings of consolidated foreign subsidiaries included in retained earnings. Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. The Company’s intent is for such earnings to be reinvested by the subsidiaries. On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA included a temporary on-time incentive for United States multinational corporations to repatriate accumulated income of foreign subsidiaries by providing an 85 percent dividends received deduction for qualifying dividends from controlled foreign corporations. The Company repatriated earnings pursuant to AJCA totaling $23.5 million in the fourth quarter of 2005 resulting in an income tax provision of $1.2 million.

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

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”, (“FIN 48”). FIN 48 clarifies FASB Statement No. 109, “Accounting for Income Taxes” by prescribing a recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 was recorded in retained earnings and other accounts as applicable. Uncertain tax benefits of $7.1 million were recorded against tax contingencies and additional paid in capital as of January 1, 2007, which represents a $3.1 million increase in tax contingencies recorded as of December 31, 2006. Accrued interest and penalties of $0.1 million were recorded against retained earnings as of January 1, 2007.

Estimated interest and penalties related to the uncertain tax benefits are classified as a component of income tax expense in the consolidated statements of income and totaled $0.2 million for the year ended December 31, 2007. Accrued interest and penalties were $1.1 million and $1.3 million as of January 1, 2007 and December 31, 2007.

As of January 1, 2007 and December 31, 2007, the Company had $7.1 million and $6.7 million, respectively of total unrecognized tax benefits of which approximately $4.0 million and $3.5 million, respectively would affect the effective tax rate if recognized. Additions of $1.3 million represented unrecognized tax benefits for current year tax positions related to state tax positions and stock-based compensation deductions. Reductions of $1.6 million were due to lapse of applicable statutes of limitations. The Company believes it is reasonably possible it will recognize tax benefits of up to $1.6 million within the next twelve months. This is due to the anticipated lapse of applicable statutes of limitations regarding state tax positions and stock-based compensation deductions.

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

Pension, Profit Sharing and Incentive Plans

The Company sponsors two non-qualified retirement savings and investment plans for certain employees and senior executives. Employee and Company contributions are maintained in separate irrevocable trusts. Legally, the assets of the trusts remain those of the Company; however, access to the trusts’ assets is severely restricted. The trusts’ cannot be revoked by the Company or an acquirer, but the assets are subject to the claims of the Company’s general creditors. The participants do not have the right to assign or transfer contractual rights in the trusts. The Company accounts for these plans in accordance with Emerging Issues Task Force (“EITF”) No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.” Pursuant to EITF 97-14, as of December 31, 2007 and December 31, 2006, the Company had recorded a deferred compensation liability of $36.5 million and $32.9 million, respectively. The change in the deferred compensation obligation related to changes in the fair value of the diversified investments held in trust and to earnings credited to participants is recorded in compensation expense. The diversified investments held in the trusts were $34.5 million and $31.5 million as of December 31, 2007 and December 31, 2006, respectively, and are recorded at their fair value, based on quoted market prices. The change in the fair value of the diversified assets held in trust is recorded in accordance with SFAS 115 as trading security income (loss) and is included in other income and expenses, net in the accompanying statements of income.

Effective December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (“SFAS No. 158”) which requires employers to: (a) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes were reported in comprehensive income of the Company. As a result of this adoption, the Company increased its pension benefit obligations at December 31, 2006 by approximately $2.6 million with a corresponding change, net of tax, reported in comprehensive income. See Notes 1 and 16 to our consolidated financial statements.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In November 2007, the FASB agreed to partially defer the effective date, for one year, of SFAS No. 157 for non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which provides reporting entities an option to report certain financial instruments and other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective as of the beginning of a reporting entity’s first fiscal year beginning after November 15, 2007. The Company does not expect to elect the fair value measurement option of any financial assets or liabilities at the present time.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51”. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, the adoption of this statement will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS Standards No. 141 (Revised 2007) (“SFAS 141R”), “Business Combinations”. SFAS 141R will change the accounting for business combinations by requiring an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will also change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, including those in the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operation, constitute forward-looking statements within the meaning of the federal securities law. Generally, our use of words such as “expect,” “estimate,” “believe,” “anticipate,” “will,” “forecast,” “plan,” project,” “assume” or similar words of futurity identify statements that are forward-looking and that we intend to be included within the Safe Harbor protections provided by Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are based on management’s current beliefs, assumptions and expectations regarding future events, which in turn are based on information currently available to management. Such statements may relate to projections for the Company’s revenue, earnings and other financial and operational measures, Company debt levels, payment of stock dividends, and future operations. We caution you not to place undue reliance on any forward-looking statements, which are made as of the date of this report. Forward-looking statements do not guarantee future performance and involve known and unknown risks, uncertainties and other factors.

Several factors could cause actual results, performance or achievements of the Company to differ materially from those expressed in or contemplated by the forward-looking statements. Such risks include, but are not limited to, changes to general, domestic and foreign economic conditions; operating risks common in the lodging and franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees; our ability to keep pace with improvements in technology utilized for reservations systems and other operating systems; fluctuations in the supply and demand for hotels rooms; and our ability to manage effectively our indebtedness. These and other risk factors are discussed in detail in Item 1A “Risk Factors” of this report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 7A.    Quant itative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company’s foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including in certain circumstances the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $34.5 million at December 31, 2007, which we account for as trading securities under FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company does not foresee any significant changes in exposure in these areas or in how such exposure is managed in the near future.

At December 31, 2007 and December 31, 2006, the Company had $272.4 million and $172.5 million of debt outstanding at a weighted average effective interest rate of 6.0% and 6.6%, respectively. A hypothetical change of 10% in the Company’s effective interest rate from December 31, 2007 levels would increase or decrease interest expense by $0.9 million. Prior to scheduled maturities, the Company expects to refinance its long-term debt obligations.

The Company does not presently have any derivative financial instruments.

Item 8.	Financia l Statements and Supplementary Data.

Report of Inde pendent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Choice Hotels International, Inc. and subsidiaries:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Choice Hotels International, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control Over Financial Reporting,” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

February 29, 2008

CHOICE HOTELS INTERNAT IONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)
REVENUES:
Royalty fees	$236,346	$211,645	$187,340
Initial franchise and relicensing fees	33,389	29,629	25,388
Brand solutions	16,283	13,945	13,382
Marketing and reservation	316,827	273,267	237,822
Hotel operations	4,692	4,505	4,293
Other	7,957	6,912	3,873

Total revenues	615,494	539,903	472,098
OPERATING EXPENSES:
Selling, general and administrative	101,590	87,112	78,250
Depreciation and amortization	8,637	9,705	9,051
Marketing and reservation	316,827	273,267	237,822
Hotel operations	3,241	3,194	3,225

Total operating expenses	430,295	373,278	328,348

Operating income	185,199	166,625	143,750

OTHER INCOME AND EXPENSES:
Interest expense	14,293	14,098	15,325
Interest and other investment income	(1,750)	(2,041)	(1,094)
Equity in net income of affiliates	(1,230)	(1,052)	(803)
Loss on extinguishment of debt	—	342	—
Other	—	—	(420)

Other income and expenses, net	11,313	11,347	13,008

Income before income taxes	173,886	155,278	130,742
Income taxes	62,585	42,491	43,177

Net income	$111,301	$112,787	$87,565

Weighted average shares outstanding-basic	64,213	65,387	64,429

Weighted average shares outstanding-diluted	65,331	67,050	66,336

Basic earnings per share	$1.73	$1.72	$1.36

Diluted earnings per share	$1.70	$1.68	$1.32

Cash dividends declared per share	$0.64	$0.56	$0.485

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
	(In thousands, except share amounts)
ASSETS
Current assets
Cash and cash equivalents	$46,377	$35,841
Receivables (net of allowance for doubtful accounts of $4,213 and $3,937, respectively)	40,855	41,694
Deferred income taxes	2,387	1,790
Investments, employee benefit plans, at fair value	1,002	—
Income taxes receivable	1,698	—
Other current assets	13,632	7,757

Total current assets	105,951	87,082
Property and equipment, at cost, net	43,887	42,802
Goodwill	65,813	65,813
Franchise rights and other identifiable intangibles, net	31,979	35,509
Receivable—marketing fees	6,782	6,662
Investments, employee benefit plans, at fair value	33,488	31,529
Deferred income taxes	29,205	22,451
Other assets	11,279	11,461

Total assets	$328,384	$303,309

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt	$—	$146
Accounts payable	55,288	41,816
Accrued expenses and other	40,907	45,306
Deferred revenue	48,660	47,167
Income taxes payable	1,659	5,356
Deferred compensation and retirement plan obligations	1,002	—

Total current liabilities	147,516	139,791
Long-term debt	272,378	172,390
Deferred compensation and retirement plan obligations	43,132	40,101
Other liabilities	22,419	13,407

Total liabilities	485,445	365,689

Commitments and Contingencies

Common stock, $0.01 par value; 160,000,000 shares authorized; 95,345,362 shares issued at December 31, 2007 and 2006 and 62,091,679 and 66,355,553 shares outstanding at December 31, 2007 and 2006, respectively	621	664
Additional paid-in-capital	86,243	81,689
Accumulated other comprehensive (loss) income	346	(772)
Treasury stock (33,253,683 and 28,989,809 shares at December 31, 2007 and 2006, respectively), at cost	(798,110)	(627,311)
Retained earnings	553,839	483,350

Total shareholders’ deficit	(157,061)	(62,380)

Total liabilities and shareholders’ deficit	$328,384	$303,309

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
		(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$111,301	$112,787	$87,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,637	9,705	9,051
Gain on sale of assets	—	—	(386)
Provision for bad debts	905	(163)	391
Non-cash stock compensation and other charges	11,392	10,644	5,288
Loss on extinguishment of debt	—	342	—
Non-cash interest and other (income) loss	29	(1,576)	(294)
Dividends received from equity method investees	1,245	1,095	681
Equity in net income of affiliates	(1,230)	(1,052)	(803)
Changes in assets and liabilities, net of acquisitions:
Receivables	671	(3,007)	(2,415)
Receivable—marketing and reservation fees, net	11,997	19,049	19,393
Accounts payable	13,466	6,888	1,923
Accrued expenses and other	(5,364)	(7,631)	12,894
Income taxes payable/receivable	(5,395)	2,857	11,250
Deferred income taxes	(7,651)	(17,214)	(13,318)
Deferred revenue	1,493	15,036	8,822
Other assets	(2,559)	(1,724)	(2,040)
Other liabilities	7,198	7,892	(4,414)

Net cash provided by operating activities	146,135	153,928	133,588

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	(11,963)	(7,707)	(11,504)
Acquisitions, net of cash acquired	(343)	(826)	(7,314)
Purchases of investments, employee benefit plans	(8,686)	(10,515)	(8,929)
Proceeds from sales of investments, employee benefit plans	6,049	3,728	3,539
Issuance of notes receivable	(7,395)	(2,433)	(2,667)
Collection of notes receivable	1,806	868	462
Proceeds from disposition of assets	—	—	2,811
Other items, net	(728)	(446)	(929)

Net cash used in investing activities	(21,260)	(17,331)	(24,531)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments of long-term debt	(422)	(146)	(150)
Net borrowings (repayments) pursuant to revolving credit facility	100,199	(101,500)	(55,129)
Debt issuance costs	—	(477)	(193)
Excess tax benefits from stock-based compensation	6,209	12,699	—
Purchase of treasury stock	(185,935)	(1,365)	(49,154)
Dividends paid	(40,139)	(35,386)	(30,241)
Proceeds from exercise of stock options	5,749	8,498	14,213

Net cash used in financing activities	(114,339)	(117,677)	(120,654)

Net change in cash and cash equivalents	10,536	18,920	(11,597)
Cash and cash equivalents at beginning of period	35,841	16,921	28,518

Cash and cash equivalents at end of period	$46,377	$35,841	$16,921

Supplemental disclosure of cash flow information:
Cash payments during the year for:
Income taxes, net of refunds	$68,969	$56,629	$50,173
Interest	$14,031	$14,346	$16,053
Non-cash investing activities:
Acquisitions, liabilities assumed	—	$1,701	$5,526
Non-cash financing activities:
Declaration of dividends	$40,726	$36,859	$31,410
Income tax benefit realized related to stock options exercised	—	—	$9,872
Issuance of restricted shares of common stock	$6,343	$7,005	$8,491
Issuance of treasury stock to employee stock purchase plan	$604	$546	—

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

(In thousands, except share amounts)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Treasury Stock	Comprehensive income	Retained Earnings	Total
Balance as of December 31, 2004	32,312,433	$323	$76,869	$1,400	$(1,600)	$(631,312)		$351,267	$(203,053)
Comprehensive income
Net income	—	—	—	—	—	—	$87,565	87,565	87,565
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	—	(351)	—	(351)
Amortization of deferred gain on hedge, net of taxes	—	—	—	—	—	—	(67)	—	(67)
Unrealized loss on available for sale securities, net of taxes	—	—	—	—	—	—	(25)	—	(25)
Reclassification adjustment for gains on available for sale securities included in net income	—	—	—	—	—	—	(98)	—	(98)

Other comprehensive income	—	—	—	(541)	—	—	(541)	—	—

Comprehensive income							$87,024

Exercise of stock options	1,275,737	13	2,087	—	—	21,997		—	24,097
Issuance and cancellation of restricted stock	149,283	1	(7,876)	—	—	7,875		—	—
Stock compensation related to stock options	—	—	1,806	—	—	—		—	1,806
Amortization of deferred compensation related to restricted stock grants	—	—	2,680	—	802	—		—	3,482
Dividends declared	—	—	—	—	—	—		(31,410)	(31,410)
Treasury purchases	(1,107,466)	(11)	—	—	—	(49,111)		—	(49,122)
Two-for-one common stock split	32,589,654	326	(326)	—	—	—		—	—

Balance as of December 31, 2005	65,219,641	$652	$75,240	$859	$(798)	$(650,551)		$407,422	$(167,176)

Comprehensive income
Net income	—	—	—	—	—	—	$112,787	112,787	112,787
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	—	314	—	314
Amortization of deferred gain on hedge, net of taxes	—	—	—	—	—	—	(67)	—	(67)

Other comprehensive income	—	—	—	247	—	—	247	—	—

Comprehensive income							$113,034

Exercise of stock options	1,037,979	11	3,249	—	—	17,937		—	21,197
Issuance and cancellation of restricted stock	114,500	1	(6,099)	—	—	6,098		—	—
Stock compensation related to stock options	—	—	4,023	—	—	—		—	4,023
Amortization of deferred compensation related to restricted stock grants	—	—	6,074	—	—	—		—	6,074
Dividends declared	—	—	—	—	—	—		(36,859)	(36,859)
Treasury purchases	(28,793)	—	—	—	—	(1,341)		—	(1,341)
Issuance of treasury shares	12,226	—	—	—	—	546		—	546
Reclassification required by SFAS No. 123R	—	—	(798)	—	798	—		—	—
Adjustment to initially apply SFAS No. 158, net of tax of $1.1 million	—	—	—	(1,878)	—	—		—	(1,878)

Balance as of December 31, 2006	66,355,553	$664	$81,689	$(772)	$—	$(627,311)		$483,350	$(62,380)

Comprehensive income
Net income	—	—	—	—	—	—	$111,301	111,301	111,301
Other comprehensive income, net of tax:
Amortization of pension related costs, net of tax
Prior service costs	—	—	—	—	—	—	27	—	27
Actuarial loss	—	—	—	—	—	—	37	—	37
Pension curtailment and remeasurement, net of tax	—	—	—	—	—	—	758	—	758
Actuarial pension loss, net of tax	—	—	—	—	—	—	(319)	—	(319)
Foreign currency translation adjustments	—	—	—	—	—	—	682	—	682
Amortization of deferred gain on hedge, net of taxes	—	—	—	—	—	—	(67)	—	(67)

Other comprehensive income	—	—	—	1,118	—	—	1,118	—	—

Comprehensive income							$112,419

Exercise of stock options	565,261	6	2,297	—	—	9,508			11,811
Issuance and cancellation of restricted stock	113,684	1	(4,908)	—	—	4,907		—	—
Stock compensation related to stock options	—	—	3,378	—	—	—		—	3,378
Amortization of deferred compensation related to restricted stock grants	—	—	6,864	—	—	—		—	6,864
Dividends declared	—	—	—	—	—	—		(40,726)	(40,726)
Treasury purchases	(4,959,378)	(50)	—	—	—	(185,818)		—	(185,868)
Issuance of treasury shares	16,559	—	—	—	—	604		—	604
Cumulative impact of the adoption of FIN 48	—	—	(3,077)	—	—	—		(86)	(3,163)

Balance as of December 31, 2007	62,091,679	$621	$86,243	$346	$—	$(798,110)		$553,839	$(157,061)

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Company Information and Significant Accounting Policies

Company Information

Choice Hotels International, Inc. and subsidiaries (together “the Company”) is in the business of hotel franchising. As of December 31, 2007, the Company had franchise agreements representing 5,570 open hotels and 1,093 hotels under development in 49 states, the District of Columbia and 39 countries and territories outside the United States under the brand names: Comfort Inn®, Comfort Suites®, Quality® , Clarion®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, Cambria Suites® and Flag Hotels®.

Our direct lodging property real estate exposure at December 31, 2007 and 2006 was limited to three company-owned MainStay Suites® hotels.

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

Reclassifications in Consolidated Financial Statements

Marketing and reservation revenues and expenses in the prior years’ financial statements have been reclassified to conform to the current year presentation with no effect on previously reported net income or shareholders’ deficit.

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

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company may also enter into master development agreements (“MDAs”) with developers that grant limited exclusive development rights and preferential franchise agreement terms for one-time, non-refundable fees. When these fees are not contingent upon the number of agreements executed under the MDA, the Company accounts for these up-front fees in accordance with Staff Accounting Bulletin (‘SAB”) No. 104, “Revenue Recognition” (“SAB No. 104”) and recognizes the up-front fees over the MDAs’ contractual life.

Royalty fees, which are typically based on a percentage of gross room revenues of each franchisee, are recorded when earned and receivable from the franchisee. An estimate of uncollectible royalty fees is charged to bad debt expense and included in selling, general and administrative expenses in the accompanying consolidated statements of income.

The Company generates brand solutions revenues from endorsed vendors. Brand solutions revenues are generally earned based on the level of goods or services purchased from endorsed vendors by hotel franchise owners and hotel guests who stay in the Company’s franchised hotels. The Company accounts for brand solutions revenues in accordance with SAB No. 104 which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company recognizes brand solutions revenues when the services are performed or the product is delivered, evidence of an arrangement exists, the fee is fixed and determinable and collectibility is probable. SAB No. 104 requires the Company to defer the recognition of brand solution’s revenues related to upfront fees. Such upfront fees are generally recognized over a period corresponding to the Company’s estimate of the life of the arrangement.

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

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accounts Receivable and Credit Risk

Accounts receivable consist primarily of franchise and related fees due from hotel franchises and are recorded at the invoiced amount. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance considering historical write-off experience and a review of aged receivable balances. However, the Company considers its credit risk associated with trade receivables and the receivable for marketing fees to be partially mitigated due to the dispersion of these receivables across a large number of geographically diverse franchisees.

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

Advertising Costs

The Company expenses advertising costs as the advertising occurs in accordance with American Institute of Certified Public Accountants, Statement of Position 93-7, “Reporting on Advertising Costs.” Advertising expense was $91.4 million, $74.4 million and $62.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. Prepaid advertising at December 31, 2007 and 2006 totaled $3.1 million and $2.7 million, respectively, and is included within other current assets in the accompanying consolidated balance sheet. The Company includes advertising costs primarily in marketing and reservation expenses on the accompanying consolidated statements of income.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2007 and 2006, $12.5 million and $7.8 million, respectively, of book overdrafts representing outstanding checks in excess of funds on deposit are included in accounts payable in the accompanying consolidated balance sheets.

The Company maintains cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation; however, because deposits are maintained at high quality financial institutions, the Company does not believe that there is a significant risk of loss of uninsured amounts.

Capitalization Policies

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term or their useful lives. Major renovations, replacements and interest incurred during construction are capitalized. Upon sale or retirement of property, the cost and related accumulated depreciation are eliminated from the accounts and any related gain or loss is recognized in the accompanying consolidated statements of income. Maintenance, repairs and minor replacements are charged to expense as incurred.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment Policy

The Company evaluates the impairment of property and equipment and other long-lived assets, including franchise rights and other definite-lived intangibles, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 states that an impairment of long-lived assets has occurred whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured based on net, undiscounted expected cash flows. Assets are considered to be impaired if the net, undiscounted expected cash flows are less than the carrying amount of the assets. Impairment charges are recorded based upon the difference between the carrying value and the fair value of the asset. The Company did not record any impairment on long-lived assets during the three years ended December 31, 2007.

The Company evaluates the impairment of goodwill and trademarks with indefinite lives in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires intangible assets to be assessed on at least an annual basis for impairment using a fair value basis. Because the Company has one reporting unit pursuant to SFAS No. 142 the fair value of the Company’s net assets are used to determine if goodwill may be impaired. The Company did not record any impairment of goodwill during the three years ended December 31, 2007, based on assessments performed by the Company. In addition, the Company did not record any impairment of trademarks during the three years ended December 31, 2007.

The Company evaluates the collectibility of notes receivable in accordance with SFAS No. 114, “Accounting by Creditors For Impairment of a Loan.” SFAS No. 114 states that a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. The Company reviews outstanding notes receivable on a periodic basis to ensure that each is fully collectible. If the Company concludes that it will be unable to collect all amounts due, the Company will record an impairment charge based on the present value of expected future cash flows, discounted at the loan’s effective interest rate. The Company recorded $0.2 million. $0.1 million and $0.2 million of impairment charges related to notes receivable during the years ended December 31, 2007, December 31, 2006 and December 31, 2005, respectively.

Deferred Financing Costs

Debt financing costs are deferred and amortized, using the effective interest method, over the term of the related debt. As of December 31, 2007 and 2006, unamortized deferred financing costs were $0.8 million and $1.0 million, respectively, and are included in other non-current assets in the accompanying consolidated balance sheets.

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

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity Method of Accounting for Investments in Common Stock.” The Company accounted for its investment in the common stock of Choice Hotels Scandinavia (“CHS”) in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 130, “Reporting Comprehensive Income” until the sale of this investment in August 2005.

Derivatives

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires the recognition of the fair value of derivatives in the balance sheet, with changes in the fair value recognized either in earnings or as a component of other comprehensive income dependent upon the nature of the derivative. SFAS No. 133 also states that any deferred gain on previous hedging activity does not meet the definition of a liability, due to a lack of expected future cash flows and therefore should be included in comprehensive income. As of December 31, 2007 and 2006 the Company had no derivative financial instruments.

Stock-based compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires that compensation cost relating to share based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective application method and began applying its provisions to: (i) new awards, (ii) awards modified subsequent to the adoption date and (iii) outstanding awards for which all requisite service had not yet been rendered. Under the modified-prospective application method, compensation costs were recognized on the unvested portion of awards beginning on January 1, 2006 based on the grant-date fair value used for pro-forma disclosures under SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” over the remaining vesting period. Under this transition method, prior period results have not been restated. The adoption of SFAS No. 123R reduced operating income and net income by approximately $0.5 million and $0.3 million, respectively, and had no impact on earnings per share for the year ended December 31, 2006. The adoption did not have a material impact on the Company’s operating income, net income or reported earnings per share for the year ended December 31, 2007 since the Company has been expensing share-based awards granted since January 1, 2003 under the provisions of SFAS No. 123. Cash flows from financing activities for the years ending December 31, 2007 and 2006 includes $6.2 million and $12.7 million, respectively in excess tax benefits from stock-based compensation resulting from the adoption of SFAS No. 123R. Under SFAS No. 123, cash flows from operating activities for the year ended December 31, 2005 included $9.9 million of excess tax benefits from stock-based compensation. Prior to January 1, 2003, the Company accounted for stock-based awards under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”).

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

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Therefore, the cost related to stock-based employee compensation included in the determination of net income for the year ended December 31, 2005 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards during the year ended December 31, 2005.

December 31, 2005
(In millions, except per share amounts)
Net income, as reported	$87.6
Stock-based employee compensation expense included in reported net income, net of related tax effects	2.9
Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(4.7)

Pro forma, net income	$85.8

Earnings per share:
Basic, as reported	$1.36
Basic, pro forma	$1.33
Diluted, as reported	$1.32
Diluted, pro forma	$1.29

The Company’s stock-based compensation plans and related accounting policies are described more fully in Note 18.

Sales Taxes

The Company presents taxes collected from customers and remitted to governmental authorities on a net basis and therefore are excluded from our revenues in our consolidated financial statements.

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

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”, (“FIN 48”). FIN 48 clarifies FASB Statement No. 109, “Accounting for Income Taxes” by prescribing a recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 was recorded in retained earnings and other accounts as applicable. Uncertain tax benefits of $7.1 million were recorded against tax contingencies and additional paid in capital as of January 1, 2007, which represents a $3.1 million increase in tax contingencies recorded as of December 31, 2006. Accrued interest and penalties of $0.1 million were recorded against retained earnings as of January 1, 2007.

As of January 1, 2007 and December 31, 2007, the Company had $7.1 million and $6.7 million, respectively, of total unrecognized tax benefits of which approximately $4.0 million and $3.5 million, respectively, would affect the effective tax rate if recognized. Additions of $1.3 million represented unrecognized tax benefits for current year tax positions related to state tax positions and stock-based compensation deductions. Reductions of $1.6 million were due to lapse of applicable statutes of limitations. The Company believes it is reasonably possible it will recognize tax benefits of up to $1.6 million within the next twelve months. This is due to the anticipated lapse of applicable statutes of limitations regarding state tax positions and stock-based compensation deductions.

Estimated interest and penalties related to the uncertain tax benefits are classified as a component of income tax expense in the consolidated statements of income and totaled $0.2 million for the year ended December 31, 2007. Accrued interest and penalties were $1.1 million and $1.3 million as of January 1, 2007 and December 31, 2007.

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

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Pension, Profit Sharing and Incentive Plans

The Company sponsors two non-qualified retirement savings and investment plans for certain employees and senior executives. Employee and Company contributions are maintained in separate irrevocable trusts. Legally, the assets of the trusts remain those of the Company; however, access to the trusts’ assets is severely restricted. The trusts’ cannot be revoked by the Company or an acquirer, but the assets are subject to the claims of the Company’s general creditors. The participants do not have the right to assign or transfer contractual rights in the trusts. The Company accounts for these plans in accordance with EITF No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested” (“EITF 97-14”). Pursuant to EITF 97-14, as of December 31, 2007 and December 31, 2006, the Company had recorded a deferred compensation liability of $36.5 million and $32.9 million, respectively. The change in the deferred compensation obligation related to changes in the fair value of the diversified investments held in trust and to earnings credited to participants is recorded in compensation expense. The diversified investments held in the trusts were $34.5 million and $31.5 million as of December 31, 2007 and December 31, 2006, respectively, and are recorded at their fair value, based on quoted market prices. The change in the fair value of the diversified assets held in trust is recorded in accordance with SFAS 115 as trading security income (loss) and is included in other income and expenses, net in the accompanying statements of income.

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

As a result of this adoption, the Company increased its pension benefit obligations at December 31, 2006 by approximately $2.6 million with a corresponding change, net of tax, reported in accumulated other comprehensive income. The Company previously measured its plan assets and benefit obligation as of its fiscal

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

year end and therefore no adjustments will be required resulting from the adoption of this provision. The following table illustrates the incremental effect of applying SFAS No. 158 on individual line items in the statement of financial position as of December 31, 2006.

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

The adoption of SFAS No. 158 had no effect on the Company’s consolidated statements of income or cash flows for the year ended December 31, 2006, or for any prior period presented. See Note 16 to our consolidated financial statements.

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

3.    Other Current Assets

Other current assets consist of the following at:

	December 31,
	2007	2006
	(In thousands)
Prepaid expenses	$9,952	$7,444
Notes receivable	3,444	—
Other current assets	236	313

Total	$13,632	$7,757

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2007, the Company provided short-term financing to a franchisee in support of the development of Cambria Suites properties. At December 31, 2007, these notes and accrued interest totaled $3.4 million, net of a $0.4 million allowance. The notes bear interest at 10% per annum and have been personally guaranteed by one of the franchisee’s principal owners.

4.    Property and Equipment

The components of property and equipment are:

	December 31,
	2007	2006
	(In thousands)
Land and land improvements	$2,544	$2,644
Facilities in progress and software under development	653	842
Computer equipment and software	88,275	108,546
Buildings and improvements	38,010	38,254
Furniture, fixtures and equipment	12,864	14,978

	142,346	165,264
Less: Accumulated depreciation and amortization	(98,459)	(122,462)

Property and equipment, at cost, net	$43,887	$42,802

On February 3, 2005, a parcel of land held for sale was sold for $1.7 million resulting in a gain on disposition of property totaling $0.1 million.

As facilities in progress are completed and placed in service, they are transferred to appropriate property and equipment categories and depreciation begins. Depreciation expense, excluding amounts attributable to marketing and reservation activities, for the years ended December 31, 2007, 2006 and 2005 was $3.0 million, $4.1 million and $4.0 million, respectively. Depreciation has been computed for financial reporting purposes using the straight-line method. A summary of the ranges of estimated useful lives upon which depreciation rates are based follows:

Computer equipment and software	3-7 years
Buildings and improvements	3-40 years
Furniture, fixtures and equipment	3-15 years

5.    Goodwill, Franchise Rights and Other Intangibles

Goodwill relates to the purchase price of a minority interest in the Company for consideration in excess of the recorded minority interest and the Suburban Transaction. The components of goodwill are as follows:

	December 31,
	2007	2006
	(In thousands)
Minority interest	$60,620	$60,620
Suburban Transaction (See Note 15)	5,193	5,193

Total	$65,813	$65,813

Pursuant to SFAS No. 142, the Company is not required to amortize goodwill.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Franchise rights totaling $28.3 million and $31.8 million at December 31, 2007 and 2006, respectively, represent the unamortized purchase price assigned to acquire long-term franchise contracts. As of December 31, 2007 and 2006, the unamortized balance relates primarily to the Econo Lodge, Suburban Extended Stay Hotel and Flag franchise rights. The franchise rights are being amortized over lives ranging from 5 to 17 years. Amortization expense for the years ended December 31, 2007, 2006 and 2005 amounted to $4.0 million, $4.0 million and $3.6 million, respectively. Franchise rights are net of accumulated amortization of $53.9 million and $49.8 million at December 31, 2007 and 2006, respectively.

The estimated annual amortization expense related to the Company’s franchise rights for each of the years ending December 31, 2008 through 2012 is as follows:

Year	(In millions)
2008	$3.8
2009	3.8
2010	3.8
2011	3.8
2012	3.8

Franchise rights and other identifiable intangible assets include approximately $3.7 million of unamortized intangible assets related to trademarks at December 31, 2007 and 2006, respectively. Trademarks acquired in the Suburban acquisition have an indefinite life and therefore pursuant to SFAS 142 no amounts have been amortized. The costs of registering and renewing existing trademarks are being amortized over ten years. Amortization expense for the years ended December 31, 2007, 2006 and 2005 amounted to $0.5 million, $0.5 million and $0.5 million, respectively. Trademarks are net of accumulated amortization of $4.8 million and $4.2 million at December 31, 2007 and 2006, respectively.

The estimated annual amortization expense related to the Company’s trademarks for each of the years ending December 31, 2008 through 2012 is as follows:

Year	(In millions)
2008	$0.5
2009	0.5
2010	0.5
2011	0.3
2012	0.3

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

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The marketing fees receivable at December 31, 2007 and 2006 was $6.8 million and $6.7 million, respectively. As of December 31, 2007 and 2006, cumulative reservation fees collected exceeded expenses by $11.9 million and $8.4 million, respectively and the excess has been reflected as an other long-term liability in the accompanying consolidated balance sheets. Depreciation and amortization expense attributable to marketing and reservation activities for the years ended December 31, 2007, 2006 and 2005 was $8.3 million, $7.9 million and $7.6 million, respectively. Interest expense attributable to reservation activities was $0.5 million, $0.9 million and $1.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

7.    Other Assets

Other assets consist of the following at:

	December 31,
	2007	2006
	(In thousands)
Forgivable notes receivable	$7,637	$9,083
Other notes receivable	1,492	—
Investments in equity method investees	384	337
Other assets	1,766	2,041

Total	$11,279	$11,461

Forgivable Notes Receivable

From time to time, the Company provides financing to franchisees for property improvements and other purposes in the form of forgivable promissory notes. The terms of the notes range from 3 to 10 years, bearing market interest rates, and are forgiven and amortized over that time period if the franchisee remains in the system in good standing. As of December 31, 2007 and 2006, the unamortized balance of these notes totaled $7.6 million and $9.1 million, net of allowance of $0.8 million and $1.0 million, respectively. Amortization expense included in the accompanying consolidated statements of income related to the notes was $1.8 million, $1.8 million and $1.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007, the Company had commitments to extend an additional $7.3 million in interest-free notes receivable provided certain commitments are met by its franchisees.

Other Notes Receivable

During 2007, the Company provided financing to a franchisee in support of the development of Cambria Suites properties. At December 31, 2007, the balance of these notes totaled $1.5 million, net of a $0.2 million allowance. In March 2007, the Company advanced $1 million bearing no interest and due on April 1, 2009. The note receivable was recorded at a $0.1 million discount based on an effective interest rate of 8.25%. In

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 2007, the Company advanced an additional $0.8 million in support of these Cambria Suites development projects and has a commitment to advance an additional $2.2 million during 2008 under this promissory note. This note bears interest at 10% per annum and is due and payable on April 1, 2009. These notes have been personally guaranteed by one of the franchisee’s principal owners.

8.    Transactions with Sunburst

Effective October 15, 1997, Choice Hotels International, Inc. (“CHI”), which at that point included both the franchising business and owned hotel business, separated the businesses via a spin-off of the Company. CHI changed its name to Sunburst Hospitality Corporation (referred to hereafter as “Sunburst”). As part of the spin-off, Sunburst and the Company entered into a strategic alliance agreement. Among other things, the strategic alliance agreement, as amended, provided for the determination of liquidated damages related to the termination of Choice branded Sunburst properties. The liquidated damage provisions extend through the life of existing Sunburst franchise agreements. As of December 31, 2007, Sunburst operates 26 hotels under franchise with the Company.

Total franchise fees, including royalty, marketing and reservation fees, paid by Sunburst to the Company, included in the accompanying consolidated financial statements were $5.2 million, $5.0 million and $5.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007 and 2006, accounts receivable included $0.4 million due from Sunburst.

9.    Accrued Expenses and Other

Accrued expenses and other consists of the following:

	December 31,
	2007	2006
	(In thousands)
Accrued salaries and benefits	$25,060	$27,752
Dividends payable	10,499	9,912
Accrued interest	1,228	1,432
Other liabilities and contingencies	4,120	6,210

Total	$40,907	$45,306

Other liabilities and contingencies at December 31, 2006 include accruals for the current portion of estimated tax contingencies. These accruals were recorded for potential exposures involving tax positions that could be challenged by taxing authorities.

10.    Deferred Revenue

Deferred revenue consists of the following:

	December 31,
	2007	2006
	(In thousands)
Loyalty programs	$43,488	$39,622
Initial, relicensing and franchise fees	4,151	3,241
Brand solution fees	1,021	4,304

Total	$48,660	$47,167

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Long-Term Debt

Debt consists of the following at:

	December 31,
	2007	2006
	(In thousands)
$350 million senior unsecured revolving credit facility with an effective rate of 5.23% and 5.72% at December 31, 2007 and 2006, respectively	$172,400	$72,200
$100 million senior notes with an effective rate of 7.22% at December 31, 2007 and 2006, respectively	99,978	99,914
Other notes with an average effective rate of 5.78% at December 31, 2006	—	422

Total debt	$272,378	$172,536
Less current portion	—	(146)

Total long-term debt	$272,378	$172,390

Scheduled principal maturities of debt as of December 31, 2007 were as follows:

Year	(In thousands)
2008	$—
2009	—
2010	—
2011	272,378
2012	—

Total	$272,378

On June 16, 2006, the Company entered into a $350 million senior unsecured revolving credit agreement (the “Revolver”), with a syndicate of lenders. The proceeds from the Revolver were used to refinance and terminate a previous revolving facility. The Revolver allows the Company to borrow, repay and reborrow revolving loans up to $350 million (which includes swingline loans for up to $20 million and standby letters of credit up to $30 million) until the scheduled maturity date of June 16, 2011. The Company has the ability to request an increase in available borrowings under the Revolver by an additional amount of up to $150 million by obtaining the agreement of the existing lenders to increase their lending commitments or by adding additional lenders. The rate of interest generally applicable for revolving loans under the Revolver are, at the Company’s option, equal to either (i) the greater of the prime rate or the federal funds effective rate plus 50 basis points, or (ii) an adjusted LIBOR rate plus a margin between 22 and 70 basis points based on the Company’s credit rating. The Revolver requires the Company to pay a quarterly facility fee, based upon the credit rating of the Company, at a rate between 8 and 17 1/2 basis points, on the full amount of the commitment (regardless of usage). The Revolver also requires the payment of a quarterly usage fee, based upon the credit rating of the Company, at a rate between 10 and 12 1/2 basis points, on the amount outstanding under the commitment, at all times when the amount borrowed under the Revolver exceeds 50% of the total commitment. The Revolver includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage. At December 31, 2007, the Company was in compliance with all covenants under the Revolver. The Revolver also restricts the Company’s ability to make certain investments, incur certain debt, and dispose of assets, among other restrictions.

In 1998, the Company completed a $100 million senior unsecured note offering (“the Senior Notes”) at a discount of $0.6 million, bearing a coupon rate of 7.13% with an effective rate of 7.22%. The Company used the

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

net proceeds from the offering of approximately $99 million to repay amounts outstanding under the Company’s previous credit facility. The Senior Notes will mature on May 1, 2008, with interest on the Senior Notes to be paid semi-annually. The Senior Notes have been classified as a long-term liability at December 31, 2007, since the Company’s intention is to repay the Senior Notes upon maturity by utilizing the available capacity of the Revolver.

The Senior Notes contain a call provision that would require the Company to pay a premium if the Senior Notes were redeemed prior to their maturity. At December 31, 2007, the call provision would have resulted in a premium of $2.4 million.

The Company has a line of credit with a bank providing up to an aggregate of $10 million of borrowings which is due upon demand. The line of credit ranks pari-pasu (or equally) with the Revolver. Borrowings under the line of credit bear interest at rates established at the time of the borrowings based on prime minus 175 basis points. There were no amounts outstanding under this line of credit at December 31, 2007 and 2006.

In the second quarter of 2007, the Company repaid an outstanding note with a balance of $0.4 million by utilizing proceeds from the Revolver. The note had an original maturity date of January 1, 2009. This loan bore interest based on seventy percent of prime and required monthly principal and interest payments.

12.    Other Non-Current Liabilities

Other non-current liabilities consist of the following at:

	December 31,
	2007	2006
	(In thousands)
Deferred revenue	$1,796	$1,841
Reservation fees collected in excess of expenditures	11,907	8,415
Other liabilities and contingencies	8,716	3,151

Total	$22,419	$13,407

Other liabilities and contingencies include long-term deposits and accruals for tax contingencies. These accruals have been recorded for potential exposures involving tax positions that could be challenged by taxing authorities.

13.    Condensed Consolidating Financial Statements

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

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Choice Hotels International, Inc.

Condensed Consolidating Statement of Income

For the Year Ended December 31, 2007

(In Thousands)

	Choice Hotels International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$213,923	$103,421	$23,046	$(104,044)	$236,346
Initial franchise and relicensing fees	33,389	—	—	—	33,389
Brand solutions	16,283	—	—	—	16,283
Marketing and reservation	274,691	296,080	15,035	(268,979)	316,827
Other items, net	7,957	4,692	—	—	12,649

Total revenues	546,243	404,193	38,081	(373,023)	615,494
OPERATING EXPENSES:
Selling, general and administrative	99,623	95,076	10,935	(104,044)	101,590
Marketing and reservation	288,436	283,989	13,381	(268,979)	316,827
Other items, net	3,204	7,664	1,010	—	11,878

Total operating expenses	391,263	386,729	25,326	(373,023)	430,295
Operating income	154,980	17,464	12,755	—	185,199
OTHER INCOME AND EXPENSES:
Interest expense	14,796	(501)	(2)	—	14,293
Equity in earnings of consolidated subsidiaries	(24,990)	—	—	24,990	—
Other items, net	(506)	(280)	(2,194)	—	(2,980)

Total other income and expenses, net	(10,700)	(781)	(2,196)	24,990	11,313

Income before income taxes	165,680	18,245	14,951	(24,990)	173,886
Income taxes	54,379	6,291	1,915	—	62,585

Net income	$111,301	$11,954	$13,036	$(24,990)	$111,301

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Choice Hotels International, Inc.

Condensed Consolidating Statement of Income

For the Year Ended December 31, 2006

(In Thousands)

	Choice Hotels International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$194,673	$95,077	$17,095	$(95,200)	$211,645
Initial franchise and relicensing fees	29,629	—	—	—	29,629
Brand solutions	13,945	—	—	—	13,945
Marketing and reservation	232,407	256,916	9,266	(225,322)	273,267
Other items, net	6,912	4,505	—	—	11,417

Total revenues	477,566	356,498	26,361	(320,522)	539,903
OPERATING EXPENSES:
Selling, general and administrative	90,810	85,867	5,635	(95,200)	87,112
Marketing and reservation	246,239	244,566	7,784	(225,322)	273,267
Other items, net	3,197	8,879	823	—	12,899

Total operating expenses	340,246	339,312	14,242	(320,522)	373,278
Operating income	137,320	17,186	12,119	—	166,625
OTHER INCOME AND EXPENSES:
Interest expense	14,810	(770)	58	—	14,098
Equity in earnings of consolidated subsidiaries	(24,806)	—	—	24,806	—
Other items, net	66	(1,407)	(1,410)	—	(2,751)

Total other income and expenses, net	(9,930)	(2,177)	(1,352)	24,806	11,347

Income before income taxes	147,250	19,363	13,471	(24,806)	155,278
Income taxes	34,463	6,594	1,434	—	42,491

Net income	$112,787	$12,769	$12,037	$(24,806)	$112,787

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Choice Hotels International, Inc.

Condensed Consolidating Statement of Income

For the Year Ended December 31, 2005

(In Thousands)

	Choice Hotels International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$175,508	$84,449	$11,621	$(84,238)	$187,340
Initial franchise and relicensing fees	25,388	—	—	—	25,388
Brand solutions	13,382	—	—	—	13,382
Marketing and reservation	198,542	218,720	7,655	(187,095)	237,822
Other items, net	3,819	4,347	—	—	8,166

Total revenues	416,639	307,516	19,276	(271,333)	472,098
OPERATING EXPENSES:
Selling, general and administrative	75,318	75,889	11,372	(84,329)	78,250
Marketing and reservation	207,211	210,969	6,646	(187,004)	237,822
Other items, net	3,686	7,781	809	—	12,276

Total operating expenses	286,215	294,639	18,827	(271,333)	328,348
Operating income	130,424	12,877	449	—	143,750
OTHER INCOME AND EXPENSES:
Interest expense	16,380	(1,059)	4	—	15,325
Equity in earnings of consolidated subsidiaries	(8,370)	—	—	8,370	—
Other items, net	(181)	(877)	(1,259)	—	(2,317)

Total other income and expenses, net	7,829	(1,936)	(1,255)	8,370	13,008

Income before income taxes	122,595	14,813	1,704	(8,370)	130,742
Income taxes	35,030	7,601	546	—	43,177

Net income	$87,565	$7,212	$1,158	$(8,370)	$87,565

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Choice Hotels International, Inc.

Condensed Consolidating Balance Sheet

As of December 31, 2007

(In thousands)

	Choice Hotels International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$8,777	$196	$37,404	$—	$46,377
Receivables	34,489	1,119	5,247	—	40,855
Other current assets	15,482	10,824	352	(7,939)	18,719

Total current assets	58,748	12,139	43,003	(7,939)	105,951
Property and equipment, at cost, net	17,150	25,788	949	—	43,887
Goodwill	60,620	5,193	—	—	65,813
Franchise rights and other identifiable intangibles, net	21,213	5,808	4,958	—	31,979
Investments, employee benefit plans, at fair value	—	33,488	—	—	33,488
Investment in and advances to affiliates	231,758	149,093	61,750	(442,601)	—
Receivable, marketing fees	6,782	—	—	—	6,782
Deferred income taxes	—	39,417	1,886	(12,098)	29,205
Other assets	2,150	8,303	1,039	(213)	11,279

Total assets	$398,421	$279,229	$113,585	$(462,851)	$328,384

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$12,757	$38,570	$3,961	$—	$55,288
Accrued expenses and other	14,049	25,630	1,228	—	40,907
Deferred revenue	5,152	43,084	424	—	48,660
Other current liabilities	—	8,595	2,005	(7,939)	2,661

Total current liabilities	31,958	115,879	7,618	(7,939)	147,516
Long-term debt	272,378	—	—	—	272,378
Deferred compensation & retirement plan obligations	—	43,129	3	—	43,132
Advances from affiliates	217,694	6,363	59,006	(283,063)	—
Deferred income taxes	12,098	—	—	(12,098)	—
Other liabilities	21,354	587	691	(213)	22,419

Total liabilities	555,482	165,958	67,318	(303,313)	485,445

Total shareholders’ deficit	(157,061)	113,271	46,267	(159,538)	(157,061)

Total liabilities and shareholders’ deficit	$398,421	$279,229	$113,585	$(462,851)	$328,384

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

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Choice Hotels International, Inc.

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2007

(In thousands)

	Choice Hotels International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided from Operating Activities	$130,107	$3,367	$12,661	—	$146,135

Cash Flows From Investing Activities
Investment in property and equipment	(5,492)	(5,968)	(503)	—	(11,963)
Purchases of investments, employee benefit plans	—	(8,686)	—		(8,686)
Proceeds from the sales of investments, employee benefit plans	—	6,049	—		6,049
Issuance of notes receivable	(6,387)	(1,008)	—	—	(7,395)
Collection of notes receivable	1,075	731	—	—	1,806
Other items, net	(622)	(139)	(310)	—	(1,071)

Net Cash Used in Investing Activities	(11,426)	(9,021)	(813)	—	(21,260)

Cash Flows from Financing Activities
Principal payments of long-term debt	(422)	—	—	—	(422)
Net borrowings pursuant to revolving credit facility	100,199	—	—	—	100,199
Purchase of treasury stock	(185,935)	—	—	—	(185,935)
Excess tax benefits from stock-based compensation	572	5,637	—		6,209
Dividends paid	(40,139)	—	—	—	(40,139)
Proceeds from exercise of stock options	5,749	—	—	—	5,749

Net Cash Provided (Used) from Financing Activities	(119,976)	5,637	—	—	(114,339)

Net change in cash and cash equivalents	(1,295)	(17)	11,848	—	10,536
Cash and cash equivalents at beginning of period	10,072	213	25,556	—	35,841

Cash and Cash Equivalents at End of Period	$8,777	$196	$37,404	—	$46,377

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Choice Hotels International, Inc.

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2006

(In thousands)

	Choice Hotels International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided from Operating Activities	$135,251	$1,550	$17,127	—	$153,928

Cash Flows From Investing Activities
Investment in property and equipment	(4,281)	(3,295)	(131)	—	(7,707)
Purchases of investments, employee benefit plans	—	(10,515)	—		(10,515)
Proceeds from the sales of investments, employee benefit plans	—	3,728	—		3,728
Issuance of notes receivable	—	(2,433)	—	—	(2,433)
Other items, net	(1,223)	1,280	(461)	—	(404)

Net Cash Used in Investing Activities	(5,504)	(11,235)	(592)	—	(17,331)

Cash Flows from Financing Activities
Principal payments of long-term debt	(146)	—	—	—	(146)
Net repayments pursuant to revolving credit facilities	(101,500)	—	—	—	(101,500)
Purchase of treasury stock	(1,365)	—	—	—	(1,365)
Excess tax benefits from stock-based compensation	4,853	7,846	—		12,699
Debt issuance costs	(477)	—	—	—	(477)
Dividends paid	(35,386)	—	—	—	(35,386)
Proceeds from exercise of stock options	8,498	—	—	—	8,498

Net Cash Provided (Used) from Financing Activities	(125,523)	7,846	—	—	(117,677)

Net change in cash and cash equivalents	4,224	(1,839)	16,535	—	18,920
Cash and cash equivalents at beginning of period	5,848	2,052	9,021	—	16,921

Cash and Cash Equivalents at End of Period	$10,072	$213	$25,556	—	$35,841

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Choice Hotels International, Inc.

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2005

(In thousands)

	Choice Hotels International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided (Used) from Operating Activities	$126,861	$18,492	$(11,765)	—	$133,588

Cash Flows From Investing Activities
Investment in property and equipment	(6,976)	(4,393)	(135)	—	(11,504)
Proceeds from disposition of assets	—	1,706	1,105	—	2,811
Acquisition of Suburban, net of cash acquired	—	(7,314)	—	—	(7,314)
Issuance of notes receivable	—	(2,667)	—	—	(2,667)
Purchases of investments, employee benefit plans	—	(8,929)	—	—	(8,929)
Proceeds from sales of investments, employee benefit plans	—	3,539	—	—	3,539
Other items, net	(1,250)	888	(105)	—	(467)

Net Cash Provided (Used) from Investing Activities	(8,226)	(17,170)	865	—	(24,531)

Cash Flows from Financing Activities
Principal payment of long-term debt	(146)	—	(4)	—	(150)
Net repayments pursuant to revolving credit facilities	(54,500)	(629)	—	—	(55,129)
Purchase of treasury stock	(49,154)	—	—	—	(49,154)
Debt issuance costs	(193)	—	—	—	(193)
Dividends paid	(30,241)	—	—	—	(30,241)
Proceeds from exercise of stock options	14,213	—	—	—	14,213

Net Cash Used in Financing Activities	(120,021)	(629)	(4)	—	(120,654)

Net change in cash and cash equivalents	(1,386)	693	(10,904)	—	(11,597)
Cash and cash equivalents at beginning of period	7,234	1,359	19,925	—	28,518

Cash and Cash Equivalents at End of Period	$5,848	$2,052	$9,021	—	$16,921

14.    Foreign Operations

The Company accounts for foreign currency translation in accordance with SFAS No. 52, “Foreign Currency Translation.” Revenues generated by foreign operations, including royalty, marketing and reservations fees, for the years ended December 31, 2007, 2006 and 2005 were $43.1 million, $32.0 million, and $24.0 million respectively.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net income, including equity in the income of equity method investments, attributable to the Company’s foreign operations was $12.4 million, $10.7 million, and $6.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Choice Hotels Franchise GmbH

On October 30, 2006, the Company completed its acquisition of Choice Hotels Franchise GmbH (“CHG”), a subsidiary of The Real Hotel Company PLC (“RHC”), formerly CHE Hotel Group PLC, which conducted franchising operations in the central European countries of Austria, Germany, Italy, the Czech Republic, and portions of Switzerland. Concurrent with the closing of this acquisition, the master franchise agreement between Choice and RHC covering these countries was also terminated, and all of RHC’s employees and infrastructure involved in its franchising business were transferred to CHG. Choice purchased 100% of CHG’s stock for $0.9 million and began including the results of its operations in the Company’s financial statements as of October 30, 2006. The purchase of CHG was recorded in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”) and the Company allocated the purchase price based on an assessment of the fair value of assets acquired and liabilities assumed as of October 30, 2006. The Company allocated the excess of the total purchase price over net tangible assets acquired of approximately $0.4 million to franchise rights and is amortizing these rights over 14 years. The pro forma results of operations as if these entities had been combined at the beginning of 2006 and 2005 would not be materially different from the Company’s reported results for those periods. During 2007 and 2006, the Company recognized in the accompanying consolidated statements of income, revenues of $2.6 million and $0.2 million, respectively, including royalty, marketing, reservation fees and other revenues from CHG.

Choice Hotels France SAS

On November 30, 2006, the Company’s wholly-owned subsidiary, Choice Hotels France SAS (“CHF”) acquired the franchising operations conducted by RHC in the European countries of France, Belgium, Portugal, Spain and portions of Switzerland. Concurrent with the closing of the acquisition, the master franchise agreement between Choice and RHC covering these countries was also terminated. CHF purchased the net asset value of RHC’s franchising business for the aforementioned countries and RHC assigned the related franchise contracts, employees and liabilities associated with the assets purchased to CHF for $1.8 million. The purchase of CHF was recorded in accordance with SFAS No. 141 and the Company allocated the purchase price based on an assessment of the fair value of assets acquired and liabilities assumed as of November 30, 2006. The Company allocated the excess of the total purchase price over net tangible assets acquired of approximately $0.7 million to franchise rights and is amortizing these rights over 8 years. The pro forma results of operations as if these entities had been combined at the beginning of 2006 and 2005 would not be materially different from the Company’s reported results for those periods. During 2007 and 2006, the Company recognized in the accompanying consolidated statements of income, revenues of $6.3 million and $0.9 million, respectively, including royalty, marketing, reservation fees and other revenues from CHF.

Choice Hotels Australasia

Choice Hotels Australasia Pty. Ltd. (“CHA”), a wholly-owned subsidiary, conducts direct franchising operations in Australia, American Samoa, New Caledonia, Fiji, New Zealand and Papua New Guinea. During 2007, 2006 and 2005, the Company recognized in the accompanying consolidated statements of income, revenues of $10.2 million, $8.4 million and $8.2 million, respectively, including royalty, marketing, reservation fees and other revenues from CHA.

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

Choice Hotels Canada, Inc.

The Company has a 50% interest in Choice Hotels Canada, Inc. (“CHC”), a joint venture with a third party. During 2007, 2006 and 2005, the Company recorded $1.2 million, $1.0 million and $0.8 million, respectively, based on CHC’s results for the twelve months ended November 30, 2007, 2006 and 2005 of equity method income related to this investment pursuant to APB Opinion No. 18 in the accompanying consolidated statements of income. The Company received dividends from CHC of $1.2 million, $1.1 million and $0.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. During 2007, 2006 and 2005, the Company recognized in the accompanying consolidated statements of income, revenues of $10.4 million, $9.4 million and $7.7 million, respectively, including royalty, marketing, reservation fees and other revenues from CHC.

15.    Acquisition of Suburban Franchise Holding Company, Inc.

During 2005, the Company acquired 100% of the stock of Suburban Franchise Holding Company, Inc. (“Suburban”) (the “Suburban Transaction”) and its wholly owned subsidiary, Suburban Franchise Systems, Inc. The initial purchase price for Suburban was $12.8 million, which consisted of cash paid, net of cash acquired, of $7.3 million, liabilities assumed of $4.5 million and direct acquisition and exit costs totaling $1.0 million. Included in the purchase price was a working capital look-back adjustment escrow totaling $0.5 million, which was paid in the first quarter of 2006. The merger provided for contingent cash payments, of up to $5 million, to be made upon the satisfaction of certain criteria. During 2007, the Company has determined that the performance conditions can no longer be satisfied and therefore the contingent consideration will not be earned.

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
(In thousands)
Tangible assets	$401
Intangible assets	7,201
Goodwill	5,193

Total assets acquired	12,795
Liabilities assumed	(5,481)

Cash paid, net of cash acquired	$7,314

Suburban was the franchisor of Suburban Extended Stay Hotel, a 67-unit, 8,942 room (at the date of consolidation) lodging chain operating in the economy extended stay segment primarily in the southeastern United States. The acquisition of Suburban allowed the Company to enter, on an accelerated basis, the economy

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

extended stay segment, a market in which it did not previously compete. The purchase price of Suburban was based on the projected business growth and cash flows of Suburban over the next several years and indicated a value that was in excess of the current net book value of the business, resulting in the recognition of various identifiable intangible assets and goodwill. The final allocation is as follows:

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

16.    Pension, Profit Sharing, and Incentive Plans

The Company sponsors a 401(k) retirement plan for all eligible employees. For the years ended December 31, 2007, 2006 and 2005, the Company recorded compensation expense of $3.7 million, $3.5 million and $3.2 million, respectively, representing matching contributions for plan participants. In accordance with the plan, the Company made its 2005 matching contribution with Company stock in the first quarter of 2006. The Company purchased shares with a fair value equal to the Company’s matching contribution and deposited the shares in the participant’s accounts with the plan investment custodian. Effective January 1, 2006, the Company adopted the safe harbor matching contribution set forth in its 401(k) retirement plan. As a result, as of January 1, 2006, the Company began matching plan participant contributions in cash as bi-weekly deductions are made.

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

For the years ended December 31, 2007, 2006 and 2005, the Company recorded $1.3 million, $1.2 million and $0.9 million, respectively, of expense related to the SERP which was included in selling, general and administrative expense in the accompanying consolidated statements of income.

Expected benefit payments at December 31, 2007 for the next five years and the five years thereafter are as follows:

Year	(In thousands)
2008	$—
2009	—
2010	432
2011	429
2012	427
5 years thereafter	2,550

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the components of net periodic benefit costs for the three years ended December 31, 2007.

	Years ended December 31,
	2007	2006	2005
	(In thousands)
Components of net periodic pension cost:
Service cost	$523	$677	$511
Interest cost	379	349	262
Amortization
Prior service cost	43	58	58
(Gain)/Loss	58	77	37

	1,003	1,161	868
Curtailment	248	—	—

Net periodic pension cost	$1,251	$1,161	$868

Weighted average assumptions:
Discount rate	6.00%	5.75%	6.00%
Average compensation increase	4.50%	4.50%	4.50%

Curtailment

During the first quarter of 2007, the Company recognized a curtailment loss due to the termination of certain senior executive officers from the Company. The curtailment loss was equal to the unrecognized prior service costs attributed to these employees’ expected aggregate future services which totaled approximately $248,000.

The following is a reconciliation of the changes in the projected benefit obligation for the years ended December 31, 2007 and 2006:

	December 31,
	2007	2006
	(In thousands)
Projected benefit obligation, beginning of year	$7,223	$6,073
Service cost	523	677
Interest cost	379	349
Remeasurement	(963)	—
Actuarial loss	509	124

Projected benefit obligation, end of year	$7,671	$7,223

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit costs at December 31, 2007 are as follows:

(In thousands)
Transition asset (obligation)	$—
Prior service cost	(594)
Accumulated loss	(1,603)

Total	$(2,197)

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of projected net periodic pension cost for the year ended December 31, 2008 are as follows:

(In thousands)
Service cost	$579
Interest cost	479
Amortization
Prior service cost	41
(Gain)/Loss	109

Net periodic pension cost	$1,208

At December 31, 2007 and 2006, a liability of $7.7 million and $7.2 million, respectively, related to the SERP was included in deferred compensation and retirement plan obligations in the accompanying consolidated balance sheets. In accordance with the adoption of SFAS No. 158, the December 31, 2007 liability has been calculated based on the projected benefit obligation of the SERP. Prior to the adoption of SFAS No. 158, the SERP liability was determined based on the accumulated benefit obligation. The accumulated benefit obligation at December 31, 2007 and 2006 was $6.5 million and $5.6 million respectively.

The Company sponsors two non-qualified retirement savings and investment plans for certain employees and senior executives. Employee and Company contributions are maintained in separate irrevocable trusts. Legally, the assets of the trusts remain those of the Company; however, access to the trusts’ assets is severely restricted. The trusts’ cannot be revoked by the Company or an acquirer, but the assets are subject to the claims of the Company’s general creditors. The participants do not have the right to assign or transfer contractual rights in the trusts. The Company accounts for these plans in accordance with Emerging Issues Task Force (“EITF”) No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.” Pursuant to EITF 97-14, as of December 31, 2007 and 2006, the Company had recorded a deferred compensation liability of $36.5 million and $32.9 million, respectively. The change in the deferred compensation obligation related to changes in the fair value of the diversified investments held in trust and to earnings credited to participants is recorded in compensation expense. The diversified investments held in the trusts were $34.5 million and $31.5 million as of December 31, 2007 and 2006, respectively, and are recorded at their fair value, based on quoted market prices. The change in the fair value of the diversified assets held in trust is recorded in accordance with SFAS 115 as trading security income (loss) and is included in other income and expenses, net in the accompanying statements of income. We are subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock.

The diversified investments held in the trusts’ weighted average asset allocation at December 31, 2007 by asset category, is as follows:

2007
Equity securities	70%
Debt securities	18%
Cash and cash equivalents	4%
Other(1)	8%

100%

(1)	Other consists of guaranteed investment contracts, investments funds collateralized by either government agency or AAA securities, commercial paper, CDs, funding and repurchasing agreements.

At December 31, 2007 the non-qualified retirement and savings plans held 33,866 shares of the Company’s common stock with a market value of $1.1 million.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Income Taxes

Income before income taxes was derived from the following:

	Years ended December 31,
	2007	2006	2005
	(In thousands)
Income before income taxes:
Domestic operations	$159,520	$143,177	$123,769
Foreign operations	14,366	12,101	6,973

Income before income taxes	$173,886	$155,278	$130,742

The provisions for income taxes were as follows:

	Years ended December 31,
	2007	2006	2005
	(In thousands)
Current tax (benefit) expense
Federal	$62,962	$64,284	$54,770
State	6,301	6,707	5,476
Foreign	1,488	1,019	685
Deferred tax (benefit) expense
Federal	(7,959)	(28,021)	(16,133)
State	(642)	(1,913)	(1,209)
Foreign	435	415	(412)

Income taxes	$62,585	$42,491	$43,177

Deferred tax assets were comprised of the following:

	December 31,
	2007	2006
	(In thousands)
Property, equipment and intangible assets	$(12,101)	$(10,078)

Gross deferred tax liabilities	(12,101)	(10,078)

Foreign operations	1,576	752
Accrued expenses	20,802	17,509
Accrued compensation	19,039	15,256
Other	2,276	802

Gross deferred tax assets	43,693	34,319

Net deferred tax asset	$31,592	$24,241

Included in the accompanying consolidated balance sheet as follows:

	December 31,
	2007	2006
	(In thousands)
Current net deferred tax assets	$2,387	$1,790
Non-current net deferred tax assets	29,205	22,451

Net deferred tax asset	$31,592	$24,241

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No provision has been made for U.S. federal income taxes on approximately $38.5 million of accumulated and undistributed earnings of foreign subsidiaries at December 31, 2007 since these earnings are considered to be permanently invested in foreign operations.

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

A reconciliation of income tax expense at the statutory rate to income tax expense included in the accompanying consolidated statements of income follows:

	Years ended December 31,
	2007	2006	2005
	(In thousands, except Federal income tax rate)
Federal income tax rate	35%	35%	35%
Federal taxes at statutory rate	$60,860	$54,347	$45,760
State income taxes, net of federal tax benefit	3,678	3,116	2,436
Foreign income taxed at different rates	(3,417)	(3,675)	(1,932)
Unrecognized tax benefits	(363)	(12,791)	(4,456)
Other	1,827	1,494	1,369

Income tax expense	$62,585	$42,491	$43,177

Effective January 1, 2007, the Company adopted the provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, the Company increased its existing reserves for uncertain tax positions by $3.1 million with a corresponding net reduction to opening additional paid-in-capital and retained earnings. Accrued interest and penalties of $0.1 million were recorded against retained earnings as of January 1, 2007.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

(In thousands)
Balance, January 1, 2007	$7,086
Additions for tax positions of the current year	1,253
Additions for tax positions of the prior year	—
Reductions for tax positions of prior years for:
Changes in judgment	—
Settlements during the period	—
Lapse of applicable statutes of limitations	(1,616)

Balance, December 31, 2007	$6,723

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of January 1, 2007 and December 31, 2007, the Company had $7.1 million and $6.7 million, respectively of total unrecognized tax benefits of which approximately $4.0 million and $3.5 million, respectively would affect the effective tax rate if recognized. These unrecognized tax benefits relate principally to state tax positions and stock based compensation deductions. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the consolidated statements of income and totaled $0.2 million for the year ended December 31, 2007. Accrued interest and penalties were $1.1 million and $1.3 million as of January 1, 2007 and December 31, 2007, respectively. The Company believes it is reasonably possible it will recognize tax benefits of up to $1.6 million within the next twelve months. This is due to the anticipated lapse of applicable statutes of limitations regarding state tax positions and stock-based compensation deductions.

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

We have estimated and accrued for certain tax assessments and the expected resolution of uncertain tax benefits which arise in the course of our business. The ultimate outcome of these impact the determination of income tax expense and may not be resolved until several years after the related tax returns have been filed. Predicting the outcome of such tax assessments involves uncertainty and accordingly, actual results could differ from those estimates.

18.    Capital Stock

The Company has stock compensation plans pursuant to which it is authorized to grant stock-based awards of up to 3.2 million shares of the Company’s common stock, of which 2.8 million shares remain available for grant as of December 31, 2007. The Company’s policy allows the issuance of new or treasury shares to satisfy stock-based awards. Restricted stock, stock options, stock appreciation rights and performance share awards may be granted to officers, key employees and non-employee directors with contractual terms set by the Compensation Committee of the Board of Directors.

Stock Options

The Company granted approximately 0.3 million, 0.2 million and 0.4 million options to officers of the Company at a fair value of approximately $2.9 million, $2.8 million and $3.6 million during the years ended December 31, 2007, 2006 and 2005, respectively. The stock options granted by the Company had an exercise price equal to the average of the high and low market price of the Company’s common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2007	2006	2005
Risk-free interest rate	4.67%	4.69%	3.70%
Expected volatility	32.00%	32.09%	36.07%
Expected life of stock option	4.5 years	4.3 years	5.5 years
Dividend yield	1.55%	1.07%	1.50%
Requisite service period	4 years	4 years	5 years
Contractual life	7 years	7 years	10 years
Weighted average fair value of options granted	$11.73	$14.82	$10.11

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The expected life of the options and volatility are based on the historical data and are not necessarily indicative of exercise patterns or actual volatility that may occur. The dividend yield and the risk-free rate of return are calculated on the grant date based on the then current dividend rate and the risk-free rate for the period corresponding to the expected life of the stock option. Compensation expense related to the fair value of these awards is recognized straight-line over the requisite service period based on those awards that ultimately vest.

The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2007 was $43.4 million and $38.1 million, respectively. The total intrinsic value of options exercised during the year ended December 31, 2007, 2006 and 2005 was $16.1 million, $42.8 million and $47.7 million, respectively.

The Company received $5.7 million, $8.5 million, and $14.2 million in proceeds from the exercise of 0.6 million, 1.0 million and 1.9 million employee stock options during the years ended December 31, 2007, 2006 and 2005, respectively.

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2007	Weighted Average Exercise Price
$ 0.00 to $ 4.87	15,000	2.7 years	$4.81	15,000	$4.81
$ 4.88 to $ 9.75	853,595	1.5 years	7.28	853,595	7.28
$ 9.76 to $14.62	859,647	4.7 years	10.41	662,210	10.48
$14.63 to $24.37	20,000	6.1 years	20.75	12,000	20.75
$24.38 to $34.12	314,863	7.1 years	29.92	120,592	29.92
$34.13 to $39.00	85,000	6.6 years	37.38	—	—
$39.01 to $43.87	154,637	6.1 years	40.72	—	—
$43.88 to $48.75	180,534	5.1 years	48.74	45,130	48.74

	2,483,276	4.1 years	$17.46	1,708,527	$11.29

Restricted Stock

The following table is a summary of activity related to restricted stock grants to non-employee directors and key employees for the year ended December 31:

	2007	2006	2005
Restricted shares granted	157,467	143,943	265,589
Weighted average grant date fair value per share	$40.28	$48.67	$31.97
Aggregate grant date fair value ($000)	$6,343	$7,005	$8,491
Restricted shares forfeited	43,783	29,443	29,150
Vesting service period of shares granted	3-4 years	3-4 years	3-5 years
Fair value of shares vested ($000)	$7,802	$10,959	$5,663

Compensation expense related to the fair value of these awards is recognized straight-line over the requisite service period based on those restricted stock grants that ultimately vest. The fair value is measured by the average of the high and low market price of the Company’s common stock on the date of the grant. Restricted stock awards in 2007 and 2006 generally vest ratably at 25 percent per year beginning with the first anniversary of the grant date. Restricted stock awards during 2005 generally vest ratably at 20 percent per year beginning with the first anniversary of the grant date.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Performance Vested Restricted Stock Units

The Company has granted performance vested restricted stock units (“PVRSU”) to certain officers. The vesting of these stock awards is contingent upon the Company achieving specified earnings per share targets at the end of specified performance periods and the employees’ continued employment. The performance conditions affect the number of shares that will ultimately vest. The range of possible stock-based award vesting is between 50% and 200% of the initial target. Under SFAS No. 123R, compensation expense related to these awards will be recognized over the requisite period regardless of whether the performance targets have been met based on the Company’s estimate of the achievement of the performance target. The Company has currently estimated that 125% and 145% of the 2007 and 2006 award targets will be achieved, respectively. The fair value is measured by the average of the high and low market price of the Company’s common stock on the date of grant. Compensation expense is recognized ratably over the requisite service period based on those PVRSUs that ultimately vest.

The following table is a summary of activity related to PVRSU grants during the year ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Performance vested restricted stock units granted	21,141	49,780	—
Weighted average grant date fair value per share	$40.75	$46.22	—
Aggregate grant date fair value ($000)	$862	$2,301	—
Shares forfeited	2,933	—	—
Fair value of shares vested ($000)	—	—	—
Requisite service period	3 years	3-4 years	—

A summary of stock-based award activity as of December 31, 2007, 2006 and 2005 and the changes during the years are presented below:

	2007
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2007	2,860,159	$14.30		570,134	$29.81	49,780	$46.22
Granted	250,957	39.60		157,467	40.28	21,141	40.75
Exercised/Vested	(565,261)	10.18		(198,258)	26.08	—	—
Forfeited/Expired	(62,579)	27.92		(43,783)	32.85	(2,933)	45.05

Outstanding at December 31, 2007	2,483,276	$17.46	4.1 years	485,560	$34.45	67,988	$44.57

Options exercisable at December 31, 2007	1,708,527	$11.29	3.2 years

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2006
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2006	3,753,001	$10.81		689,865	$22.13	—	$—
Granted	190,548	48.74		143,943	48.67	49,780	46.22
Exercised/Vested	(1,037,979)	8.19		(234,231)	18.68	—	—
Forfeited/Expired	(45,411)	10.12		(29,443)	30.76	—	—

Outstanding at December 31, 2006	2,860,159	$14.30	4.8 years	570,134	$29.81	49,780	$46.22

Options exercisable at December 31, 2006	1,746,427	$9.37	3.8 years

	2005
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2005	5,440,414	$8.32		638,226	$15.64	—	$—
Granted	355,384	29.92		265,589	31.97	—	—
Exercised/Vested	(1,928,903)	7.37		(184,800)	13.88	—	—
Forfeited/Expired	(113,894)	9.98		(29,150)	22.00	—	—

Outstanding at December 31, 2005	3,753,001	$10.81	5.3 years	689,865	$22.13	—	$—

Options exercisable at December 31, 2005	2,200,008	$7.95

The components of the Company’s pretax stock-based compensation expense and associated income tax benefits are as follows for the years ended December 31:

(In millions)	2007	2006	2005
Stock options	$2.9	$3.9	$1.8
Restricted stock	5.5	5.2	3.5
Performance vested restricted stock units	0.9	0.8	—

Total	$9.3	$9.9	$5.3

Income tax benefits	$3.5	$3.7	$2.0

Stock-based compensation expense on stock option and performance vested restricted stock units made to a retirement eligible executive officer during the years ended December 31, 2007 and 2006 was recognized upon issuance of the grants rather than over the awards’ vesting period since the terms of the grant provide that the awards will vest upon retirement of the employee. Compensation costs recognized in 2007 related to the vesting

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

upon retirement eligibility totaled $0.9 million and $0.6 million for stock options and performance vested restricted stock units, respectively. Compensation costs recognized in 2006 totaled $0.9 million and $0.4 million for stock options and performance vested restricted stock units, respectively.

The total unrecognized compensation costs related to stock-based awards that have not yet vested and the related weighted average amortization period over which the costs are to be recognized as of December 31, 2007 are as follows:

	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Amortization Period
	(in millions)
Stock options	$4.4	2.5 years
Restricted stock	12.2	2.4 years
Performance vested restricted stock units	1.4	2.0 years

Total	$18.0

Stock Repurchase Program

The Company announced a stock repurchase program on June 25, 1998 to increase returns to its shareholders. Treasury stock activity is recorded at cost in the accompanying consolidated financial statements. During 2007, the Company repurchased 4.9 million shares of its common stock under the repurchase program at a total cost of $184.0 million. The Company did not repurchase common stock during the year ended December 31, 2006 under its share repurchase program. Through December 31, 2007, the Company repurchased 38.6 million shares of its common stock (including 33.0 million prior to the two-for-one stock split effected in October 2005) under the share repurchase program at a total cost of $895.9 million.

During 2007 the Company purchased 49,054 shares of common stock at a total cost of $2.0 million from employees to satisfy statutory minimum tax-withholding requirements from the vesting of restricted stock grants. During 2006 the Company purchased 28,793 shares of common stock from employees at a total cost of $1.4 million to satisfy minimum tax-withholding requirements. These purchases were outside the share repurchase program initiated in June 1998.

19.    Comprehensive Income

The components of accumulated other comprehensive income (loss) is as follows:

	December 31,
	2007	2006	2005
	(In thousands)
Foreign currency translation adjustments	$1,699	$1,017	$703
Deferred gain on hedging activity	22	89	156
Adjustment to apply SFAS No. 158	(1,375)	(1,878)	—

Total accumulated other comprehensive income (loss)	$346	$(772)	$859

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total other comprehensive income for years ended 2007, 2006 and 2005 is as follows:

	Amount Before Taxes	Income Tax (Expense)/Benefit	Amount Net of Taxes
2007
Foreign currency translation adjustment, net	$682	$—	$682
Amortization of pension related costs
Prior service costs	43	(16)	27
Actuarial loss	58	(21)	37
Actuarial pension loss	(509)	190	(319)
Pension curtailment and remeasurement	1,211	(453)	758
Amortization of deferred gain on hedge	(110)	43	(67)

Total other comprehensive income	$1,375	$(257)	$1,118

2006
Foreign currency translation adjustment, net	$314	$—	$314
Amortization of deferred gain on hedge	(110)	43	(67)

Total other comprehensive income	$204	$43	$247

2005
Net unrealized loss	$(40)	$15	$(25)
Reclassification adjustment for gains included in net income	(98)	—	(98)
Foreign currency translation adjustment, net	(351)	—	(351)
Amortization of deferred gain on hedge	(110)	43	(67)

Total other comprehensive income (loss)	$(599)	$58	$(541)

In December 1999, the Company entered into an interest rate swap agreement to fix certain of its variable rate debt in order to reduce the Company’s exposure to fluctuations in interest rates. On March 3, 2000, the interest rate swap agreement was settled resulting in a deferred gain. In accordance with SFAS 133, the unamortized gain was reclassified in 2001 to other comprehensive income and is being amortized over the original life of the related debt through 2008 as a reduction of interest expense. In each of 2007, 2006 and 2005, the Company recorded approximately $67,000, net of taxes, of amortization related to this deferred gain.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.    Earnings Per Share

The following table reconciles the number of shares used in the basic and diluted earnings per share calculations.

	Years Ended December 31,
	2007	2006	2005
	(In millions, except per share amounts)
Computation of Basic Earnings Per Share:
Net income	$111.3	$112.8	$87.6
Weighted average shares outstanding-basic	64.2	65.4	64.4

Basic earnings per share	$1.73	$1.72	$1.36

Computation of Diluted Earnings Per Share:
Net income for diluted earnings per share	$111.3	$112.8	$87.6
Weighted average shares outstanding-basic	64.2	65.4	64.4
Effect of Dilutive Securities:
Stock options and restricted stock plan	1.1	1.7	1.9

Weighted average shares outstanding-diluted	65.3	67.1	66.3

Diluted earnings per share	$1.70	$1.68	$1.32

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share assumes dilution and is computed based on the weighted-average number of common shares outstanding after consideration of the dilutive effect of stock options and unvested restricted stock. The effect of dilutive securities is computed using the treasury stock method and average market prices during the period. However, at December 31, 2007 and 2006, PVRSUs totaling 67,988 and 49,780, respectively were excluded from the computation since the performance conditions had not been met at the reporting date. In addition, at December 31, 2007 and 2006 the Company excluded 360,171 and 190,548 anti-dilutive options, respectively from the computation of diluted earnings per share.

21.    Leases

The Company enters into operating leases primarily for office space and computer equipment. Rental expense under non-cancelable operating leases was approximately $4.6 million, $5.1 million and $8.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. The Company received sublease rental income related to computer equipment leased to franchisees totaling $0.6 million, $1.1 million and $4.1 million during the years ended December 31, 2007, 2006 and 2005, respectively. Future minimum lease payments are as follows:

	2008	2009	2010	2011	2012	Thereafter	Total
	(In thousands)
Minimum lease payments	$5,827	$5,537	$5,294	$5,308	$5,114	$5,792	$32,872
Minimum sublease rentals	(68)	(71)	(18)	—	—	—	(157)

	$5,759	$5,466	$5,276	$5,308	$5,114	$5,792	$32,715

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22.    Reportable Segment Information

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

The following table presents certain financial information for the Company’s franchising segment.

	Year Ended December 31, 2007
	Franchising	Corporate & Other	Elimination Adjustments	Consolidated
	(In thousands)
Revenues	$610,802	$4,692	—	$615,494
Operating income (loss)	225,536	(40,337)	—	185,199
Depreciation and amortization	9,713	7,243	(8,319)	8,637
Capital expenditures	7,578	4,385	—	11,963
Total assets	185,770	142,614	—	328,384

	Year Ended December 31, 2006
	Franchising	Corporate & Other	Elimination Adjustments	Consolidated
	(In thousands)
Revenues	$535,398	$4,505	—	$539,903
Operating income (loss)	213,506	(46,881)	—	166,625
Depreciation and amortization	10,164	7,455	(7,914)	9,705
Capital expenditures	5,574	2,133	—	7,707
Total assets	185,022	118,287	—	303,309

	Year Ended December 31, 2005
	Franchising	Corporate & Other	Elimination Adjustments	Consolidated
	(In thousands)
Revenues	$467,805	$4,293	—	$472,098
Operating income (loss)	185,525	(41,775)	—	143,750
Depreciation and amortization	9,595	7,085	(7,629)	9,051
Capital expenditures	8,973	2,531	—	11,504
Total assets	190,688	74,583	—	265,271

Long-lived assets related to international operations were $7.1 million, $7.0 million and $7.1 million as of December 31, 2007, 2006 and 2005, respectively. All other long-lived assets of the Company are associated with domestic activities.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23.    Commitments and Contingencies

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

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

24.    Fair Value of Financial Instruments

The balance sheet carrying amount of cash and cash equivalents and receivables approximates fair value due to the short-term nature of these items. Long-term debt consists of bank loans and senior notes. Interest rates on the Company’s bank loans adjust frequently based on current market rates; accordingly, the carrying amount of the Company’s bank loans approximates fair value. The $100 million unsecured senior notes have an approximate fair value at December 31, 2007 and 2006 of $100.6 million and $101.7 million, respectively, based on quoted market prices.

25.    Related Party Transactions

The Company paid approximately $462,997 to and received approximately $44,000 from corporations owned or controlled by family members of the Company’s largest shareholder related to the lease of personal and real property during 2007. During 2006, the Company paid approximately $133,231 and received approximately $176,318. During 2005, the Company paid approximately $315,409 and received approximately $166,954.

On October 30, 2007, the Company entered into a lease agreement commencing in January 2008 on behalf of a family member of the Company’s largest shareholder for 1,950 square feet of office space located in Chevy Chase, Maryland. The lease has a 5 year term with annual lease payments totaling approximately $70,000.

During 2005, the Company purchased 0.1 million shares of its common stock at a total cost of $6.0 million from members of the family of the Company’s largest shareholder. No shares were repurchased from related parties during 2007 and 2006.

26.    Termination Charges

During the first quarter of 2007, the Company recorded a $3.7 million charge in selling, general and administrative expenses for employee termination benefits relating to the termination of certain executive officers. Termination benefits include salary continuation of approximately $2.5 million, SERP curtailment expenses of $0.2 million and $1.0 million of accelerated share based compensation. Termination benefits payable to the executives were accounted for under SFAS No. 112 “Employer’s Accounting for Post-employment Benefits”. At December 31, 2007, approximately $2.0 million of termination benefits remained and were included in current liabilities in the Company’s consolidated financial statements.

27.     Selected Quarterly Financial Data – (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2007
	(In thousands, except per share data)
Revenues	$114,929	$156,491	$175,099	$168,975	$615,494
Operating income	$27,386	$47,363	$62,359	$48,091	$185,199
Income before income taxes	$25,184	$46,048	$59,363	$43,291	$173,886
Net income	$16,315	$28,645	$38,394	$27,947	$111,301
Per basic share:
Net income	$0.25	$0.44	$0.60	$0.45	$1.73
Per diluted share:
Net income	$0.24	$0.43	$0.59	$0.44	$1.70

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2006
	(In thousands, except per share data)
Revenues	$108,255	$139,370	$149,779	$142,499	$539,903
Operating income	$30,073	$42,114	$54,552	$39,886	$166,625
Income before income taxes	$26,995	$37,684	$52,263	$38,336	$155,278
Net income	$17,665	$24,136	$46,357	$24,629	$112,787
Per basic share:
Net income	$0.27	$0.37	$0.71	$0.37	$1.72
Per diluted share:
Net income	$0.26	$0.36	$0.69	$0.37	$1.68

Quarterly revenues reported in the table above have been reclassified from prior quarter Form 10-Q filings to reflect the reclassification of certain marketing and reservation revenues. The reclassification of revenues had no effect on reported operating income, income before income taxes, net income or earnings per share.

The matters which effect the comparability of our quarterly results include seasonality, executive termination benefits recorded in the first quarter of 2007, the reversal of reserves for income tax contingencies in the third and fourth quarter of 2006 and a loss on extinguishment of debt in the second quarter 2006.

28.    Impact of Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In November 2007, the FASB agreed to partially defer the effective date, for one year, of SFAS No. 157 for non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which provides reporting entities an option to report certain financial instruments and other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective as of the beginning of a reporting entity’s first fiscal year beginning after November 15, 2007. The Company does not expect to elect the fair value measurement option of any financial assets or liabilities at the present time.

In December 2007, the FASB issued SFAS No. 160 (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51”. SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, the adoption of this statement will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS Standards No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R will change the accounting for business combinations by requiring an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No.141R will also change the accounting treatment and disclosure for

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain specific items in a business combination. SFAS No.141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

29.    Subsequent Events

On February 11, 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.17 per share of common stock. The dividend is payable on April 18, 2008 to shareholders of record as of April 4, 2008. Based on the Company’s present share count, the total dividends to be paid is approximately $10.5 million.

Subsequent to December 31, 2007 through February 29, 2008, the Company did not repurchase additional shares of its common stock.

On January 31, 2008, the Company finalized the agreement with RHC to transfer franchising operations in the United Kingdom from RHC to the Company for its Comfort, Quality, Sleep and Clarion brand hotels. The master franchise agreement between the Company and RHC was terminated and the existing franchise agreements were assigned to the Company.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Proc edures.

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

An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.

There have been no changes in the Company’s internal control over financial reporting that occurred during 2007 that materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management’s assessment under those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.    Other Inf ormation

Charles A. Ledsinger, Jr., Vice Chairman and Chief Executive Officer has informed the Company that he has entered into a written stock trading plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 to sell shares of the Company’s common stock including shares issuable upon the exercise of stock options. The plan provides for sales of specified numbers of shares within specified price ranges, subject to certain limitations. The plan specifies that the selling end date is “the first to occur of (i) the date that the aggregate number of shares of stock sold pursuant to this plan reaches the total sale amount or (ii) January 30, 2009”. The plan was established during one the Company’s established trading windows during which employees and directors may trade in Company securities. Except as may be required by law, the Company does not undertake to report written trading plans established by Company employees, officers or directors, nor to report modifications, terminations, transactions or other activities under Mr. Ledsinger’s plan or the plan of any other employee, officer or director. Mr. Ledsinger has confirmed to the Company that, as required by securities laws, he will promptly publicly disclose any option exercises and/or stock sales made under the plan.

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

Item 11.    Ex ecutive Compensation.

The required information will be set forth under “Executive Compensation” and “Board Compensation Committee Report on Executive Compensation” in the Company’s proxy statement, and reference is expressly made to the proxy statement for the specific information incorporated in this Form 10-K.

Item 12. Security	Ownership of Cert ain Beneficial Owners and Management and Related Stockholder Matters.

The required equity compensation plan information table is set forth herein and all other required information will be set forth under “Security Ownership of Certain Beneficial Owners and Management” and “Board of Directors” in the Company’s proxy statement, and reference is expressly made to the proxy statement for the specific information incorporated in this Form 10-K.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information regarding the number of shares of the Company’s common stock that were subject to outstanding stock options at December 31, 2007.

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	2,245,950	$18.64	2,753,405
Equity compensation plans not approved by shareholders	237,326	$6.27	Not applicable

Item 13.    Certain Re lationships and Related Transactions and Director Independence.

The required information will be set forth under “Certain Relationships and Related Transactions in the Company’s proxy statement, and reference is expressly made to the proxy statement for the specific information incorporated in this Form 10-K.

Item 14.    Principal Accounting Fees and Services.

The required information will be set forth under “Principal Auditor Fees and Services” and “Audit Committee Report” in the Company’s proxy statement, and reference is expressly made to the proxy statement for the specific information incorporated in this Form 10-K.

PART IV

Item 15.    Exhibits and Fi nancial Statement Schedules.

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

4.04(f)	Specimen certificate of 7.125% Senior Note due 2008 (Original Note) (Attached as an exhibit to the Indenture set forth as Exhibit 4.03)

4.05(f)	Specimen certificate of 7.125% Senior Note due 2008 (Exchange Note) (Attached as an exhibit to the Indenture set forth as Exhibit 4.03)

Exhibit Number	Description

4.06*	Agreement to furnish certain debt agreements

10.01(n)	Second Amended and Restated Employment Agreement between Choice Hotels International, Inc. and Charles A. Ledsinger, Jr. dated December 20, 2005

10.02(i)	Amended and Restated Chairman’s Service Agreement dated May 4, 2004 by and between Choice Hotels International, Inc. and Stewart Bainum, Jr.

10.03(d)	Amended and Restated Employment Agreement dated April 13, 1999 by and between Choice Hotels International, Inc. and Thomas Mirgon

10.03A(p)	Amendment to Amended and Restated Employment agreement dated January 23, 2008 between Choice Hotels International, Inc. and Thomas Mirgon

10.04(e)	Choice Hotels International, Inc. 2006 Long- Term Incentive Plan

10.05(g)	Second Amended and Restated Employment Agreement dated April 13, 1999 between Choice Hotels International, Inc. and Michael J. DeSantis

10.05A(k)	Agreement and Release dated February 15, 2007, between Choice Hotels International, Inc. and Michael J. DeSantis

10.06(h)	Commercial Lease dated May 29, 1998 among Columbia Pike I, LLC and Colesville Road, LLC (each an assignee of Manor Care, Inc.) and Choice Hotels International, Inc.

10.07(j)	Employment Agreement dated June 3, 1999 between Choice Hotels International, Inc. and Joseph M. Squeri

10.07A(k)	Agreement and Release dated February 9, 2007, between Choice Hotels International, Inc. and Joseph M. Squeri

10.09(o)	Agreement and Amendment to Employment Agreement between Choice Hotels International, Inc. and Wayne Wielgus

10.10(c)	Amended and Restated Supplemental Executive Retirement Plan

10.11(b)	Choice Hotels International, Inc. Executive Deferred Compensation Plan

10.12(q)	Non-Competition, Non-Solicitation, and Severance Benefit Agreement between Choice Hotels International, Inc. and Bruce N. Haase

13.01*	Valuation and Qualifying Accounts

14.01(m)	Code of Ethics

21.01*	Subsidiaries of Choice Hotels International, Inc.

23.01*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Filed herewith
(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Registration Statement on Form S-4, filed August 31, 1998 (Reg. No. 333-62543).
(b)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003.
(c)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, filed April 2, 2001.

(d)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed on June 4, 1999.
(e)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on form 8-K dated May 1, 2006, filed on May 5, 2006.
(f)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q filed for the quarterly period ended March 31, 1998, filed on May 15, 1998.
(g)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1998, filed on August 16, 1999.
(h)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 30, 1999.
(i)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005.
(j)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed on August 16, 1999.
(k)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006, filed March 1, 2007.
(l)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated June 16, 2006, filed June 21, 2006.
(m)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004.
(n)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated December 20, 2005, filed December 22, 2005.
(o)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated September 13, 2006, filed September 18, 2006.
(p)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated January 23, 2008, filed January 24, 2008.
(q)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated January 25, 2008, filed January 30, 2008.

SIGNAT URE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

By:	/s/ CHARLES A. LEDSINGER, JR.
Charles A. Ledsinger, Jr. Vice Chairman and Chief Executive Officer

Dated: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEWART BAINUM, JR. Stewart Bainum, Jr.	Chairman, Director	February 25, 2008

/s/ CHARLES A. LEDSINGER, JR. Charles A. Ledsinger, Jr.	Vice Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2008

/s/ WILLIAM L. JEWS William L. Jews	Director	February 25, 2008

/s/ ERVIN R. SHAMES Ervin R. Shames	Director	February 25, 2008

/s/ JOHN T. SCHWIETERS John T. Schwieters	Director	February 25, 2008

/s/ FIONA P. DIAS Fiona P. Dias	Director	February 25, 2008

/s/ DAVID SULLIVAN David Sullivan	Director	February 27, 2008

/s/ GORDON SMITH Gordon Smith	Director	February 25, 2008

/s/ DAVID L. WHITE David L. White	Senior Vice President, Chief Financial Officer & Treasurer (Principal Financial and Accounting Officer)	February 28, 2008

/s/ SCOTT E. OAKSMITH Scott E. Oaksmith	Controller	February 28, 2008