Form 10-Q
period 2008-03-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2008-05-12
CIK 1046311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐     Non-accelerated filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CLASS	SHARES OUTSTANDING AT MARCH 31, 2008
Common Stock, Par Value $0.01 per share	62,520,054

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2008	2007
REVENUES:
Royalty fees	$47,780	$43,328
Initial franchise and relicensing fees	6,044	4,931
Brand solutions	3,342	2,986
Marketing and reservation	68,426	60,787
Hotel operations	1,042	1,096
Other	2,221	1,801

Total revenues	128,855	114,929

OPERATING EXPENSES:
Selling, general and administrative	23,555	23,900
Depreciation and amortization	2,057	2,115
Marketing and reservation	68,426	60,787
Hotel operations	765	741

Total operating expenses	94,803	87,543

Operating income	34,052	27,386
OTHER INCOME AND EXPENSES, NET:
Interest expense	3,837	2,997
Interest and other investment (income) loss	1,068	(601)
Equity in net income of affiliates	(301)	(194)

Total other income and expenses, net	4,604	2,202

Income before income taxes	29,448	25,184
Income taxes	10,871	8,869

Net income	$18,577	$16,315

Weighted average shares outstanding-basic	61,751	65,782

Weighted average shares outstanding-diluted	62,596	67,048

Basic earnings per share	$0.30	$0.25

Diluted earnings per share	$0.30	$0.24

Cash dividends declared per share	$0.17	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	March 31, 2008	December 31, 2007
ASSETS
Current assets

Cash and cash equivalents	$51,318	$46,377
Receivables (net of allowance for doubtful accounts of $3,620 and $4,213, respectively)	43,243	40,855
Deferred income taxes	2,169	2,387
Investments, employee benefit plans, at fair value	233	1,002
Income taxes receivable	—	1,698
Other current assets	14,690	13,632

Total current assets	111,653	105,951
Property and equipment, at cost, net	43,834	43,887
Goodwill	65,813	65,813
Franchise rights and other identifiable intangibles, net	31,347	31,979
Receivable – marketing fees	14,517	6,782
Investments, employee benefit plans, at fair value	32,756	33,488
Deferred income taxes	27,038	29,205
Other assets	11,452	11,279

Total assets	$338,410	$328,384

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$41,884	$55,288
Accrued expenses and other	35,615	40,907
Deferred revenue	54,566	48,660
Income taxes payable	5,628	1,659
Deferred compensation and retirement plan obligations	233	1,002

Total current liabilities	137,926	147,516

Long-term debt	279,195	272,378
Deferred compensation and retirement plan obligations	44,548	43,132
Other liabilities	18,552	22,419

Total liabilities	480,221	485,445

Commitments and contingencies

SHAREHOLDERS’ DEFICIT
Common stock, $0.01 par value, 160,000,000 shares authorized; 95,345,362 shares issued at March 31, 2008 and December 31, 2007 and 62,520,054 and 62,091,679 shares outstanding at March 31, 2008 and December 31 2007, respectively	625	621
Additional paid-in-capital	83,480	86,243
Accumulated other comprehensive income	808	346
Treasury stock (32,825,308 and 33,253,683 shares at March 31, 2008 and December 31, 2007, respectively), at cost	(788,583)	(798,110)
Retained earnings	561,859	553,839

Total shareholders’ deficit	(141,811)	(157,061)

Total liabilities and shareholders’ deficit	$338,410	$328,384

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, IN THOUSANDS)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,577	$16,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,057	2,115
Provision for bad debts	44	(570)
Non-cash stock compensation and other charges	3,338	4,698
Non-cash interest and other (income) loss	1,577	(319)
Dividends received from equity method investees	192	295
Equity in net income of affiliates	(301)	(194)
Changes in assets and liabilities, net of acquisitions:
Receivables	(2,411)	4,995
Receivable – marketing and reservation fees, net	(9,533)	(7,131)
Accounts payable	(13,404)	(1,046)
Accrued expenses and other	(5,365)	(11,502)
Income taxes payable/receivable	5,667	3,914
Deferred income taxes	2,371	299
Deferred revenue	5,906	2,586
Other assets	(942)	897
Other liabilities	699	5,101

Net cash provided by operating activities	8,472	20,453

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(2,606)	(3,020)
Acquisitions, net of cash acquired	—	(343)
Issuance of notes receivable	(775)	(131)
Collections of notes receivable	176	306
Purchases of investments, employee benefit plans	(4,405)	(4,496)
Proceeds from sale of investments, employee benefit plans	4,430	961
Other items, net	(101)	(300)

Net cash used in investing activities	(3,281)	(7,023)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	—	(36)
Net borrowings pursuant to revolving credit facility	6,800	12,000
Purchase of treasury stock	(1,446)	(19,001)
Excess tax benefits from stock-based compensation	2,085	1,362
Dividends paid	(10,484)	(9,895)
Proceeds from exercise of stock options	2,795	1,679

Net cash used in financing activities	(250)	(13,891)

Net change in cash and cash equivalents	4,941	(461)
Cash and cash equivalents at beginning of period	46,377	35,841

Cash and cash equivalents at end of period	$51,318	$35,380

Supplemental disclosure of cash flow information:
Cash payments during the period for:
Income taxes, net of refunds	$351	$3,112
Interest	$2,002	$1,049

Non-cash financing activities:
Declaration of dividends	$10,558	$9,850
Issuance of restricted shares of common stock	$6,117	$4,695
Issuance of treasury stock to employee stock purchase plan	$—	$229

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Company Information and Significant Accounting Policies

The accompanying unaudited consolidated financial statements of Choice Hotels International, Inc. and subsidiaries (together the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include any normal recurring adjustments) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been omitted. The year end condensed balance sheet information was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The Company believes the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2007 and notes thereto included in the Company’s Form 10-K, filed with the Securities and Exchange Commission on February 29, 2008 (the “10-K”). Interim results are not necessarily indicative of the entire year results because of seasonal variations. All intercompany transactions and balances between Choice Hotels International, Inc. and its subsidiaries have been eliminated in consolidation.

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

Reclassifications in Consolidated Financial Statements

Marketing and reservation revenues and expenses in the prior year’s financial statements have been reclassified to conform to the current year presentation with no effect on previously reported net income or shareholders’ deficit.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. As of March 31, 2008 and December 31, 2007, $14.6 million and $12.5 million, respectively, of book overdrafts representing outstanding checks in excess of funds on deposit are included in accounts payable in the accompanying consolidated balance sheets.

The Company maintains cash balances in banks, which at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation; however, because deposits are maintained at high quality financial institutions, the Company does not believe that there is a significant risk of loss of uninsured amounts.

2. Marketing Fees Receivable and Cumulative Reservation Fees Collected in Excess of Expenses

The marketing fees receivable at March 31, 2008 and December 31, 2007 was $14.5 million and $6.8 million, respectively. As of March 31, 2008 and December 31, 2007, cumulative reservation fees collected exceeded expenses by $8.0 million and $11.9 million, respectively, and the excess has been reflected as a long-term liability in the accompanying consolidated balance sheets. Depreciation and amortization expense attributable to marketing and reservation activities were $2.1 million and $2.0 million for the three months ended March 31, 2008 and 2007, respectively. Interest expense attributable to reservation activities was $0.1 million for both the three months ended March 31, 2008 and 2007, respectively.

3. Income Taxes

The effective income tax rate of 36.9% and 35.2% for the three months ended March 31, 2008 and March 31, 2007, respectively differs from the statutory rate due to foreign income earned, which is taxed at lower rates than statutory federal income tax rates, state income taxes and certain federal and state income tax credits.

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, the Company increased its existing reserves for uncertain tax positions by $3.1 million as of January 1, 2007, with a corresponding net reduction to opening additional paid-in-capital and retained earnings.

As of March 31, 2008 and December 31, 2007, the Company had $6.8 million and $6.7 million, respectively of total unrecognized tax benefits of which approximately $3.5 million would affect the effective tax rate if recognized. These unrecognized tax benefits relate principally to state tax filing positions and stock-based compensation deductions. The Company believes it is reasonably possible it will recognize tax benefits of up to $1.6 million within the next twelve months. This is due to the anticipated lapse of applicable statutes of limitations regarding state tax positions and stock-based compensation deductions.

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

Estimated interest and penalties related to the uncertain tax benefits are classified as a component of income tax expense in the consolidated statements of income and totaled $0.1 million for both the three months ended March 31, 2008 and 2007. Accrued interest and penalties were $1.4 million and $1.3 million as of March 31, 2008 and December 31, 2007, respectively.

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

4. Comprehensive Income

The differences between net income and comprehensive income are described in the following table.

	Three Months Ended March 31,
(In thousands)	2008	2007
Net income	$18,577	$16,315
Other comprehensive income, net of tax:
Amortization of pension related costs, net of tax
Prior service costs	7	7
Actuarial loss	17	13
Curtailment and remeasurement, net of tax	—	758
Foreign currency translation adjustment, net	455	72
Amortization of deferred gain on hedge, net	(17)	(17)

Other comprehensive income	462	833

Comprehensive income	$19,039	$17,148

5. Capital Stock

Stock Options

The Company granted 0.3 million and 0.2 million options to certain officers of the Company during the three months ended March 31, 2008 and 2007 at a fair value of approximately $2.6 million and $2.1 million, respectively. The stock options granted by the Company had an exercise price equal to the market price of the Company’s common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2008 Grants	2007 Grants
Risk-free interest rate	2.61%	4.88%
Expected volatility	30.19%	32.41%
Expected life of stock option	4.4 years	4.5 years
Dividend yield	2.05%	1.47%
Requisite service period	4 years	4 years
Contractual life	7 years	7 years
Weighted average fair value of options granted	$7.80	$12.39

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

The aggregate intrinsic value of the stock options outstanding and exercisable at March 31, 2008 was $38.1 million and $37.3 million, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $7.2 million and $4.8 million, respectively.

The Company received $2.8 million and $1.7 million in proceeds from the exercise of approximately 0.3 million and 0.2 million employee stock options during the three months ended March 31, 2008 and 2007, respectively.

Restricted Stock

The following table is a summary of activity related to restricted stock grants:

	Three Months Ended March 31,
	2008	2007
Restricted share grants	184,997	114,423
Weighted average grant date fair value per share	$33.07	$41.03
Aggregate grant date fair value ($000)	$6,118	$4,695
Restricted shares forfeited	12,358	18,097
Vesting service period of shares granted	3-5 years	4 years
Fair value of shares vested ($000)	$4,488	$4,974

Compensation expense related to the fair value of these awards is recognized straight-line over the requisite service period on those restricted stock grants that ultimately vest. The fair value of the 2008 grants is measured by the closing price of the Company’s common stock on the date of grant except for one grant in February 2008 which was measured by the average of the high and low market price of the Company’s common stock on the date of the grant. The fair value of the 2007 grants was measured by the average of the high and low market price of the Company’s common stock on the date of the grant. Restricted stock awards vest ratably over the service period beginning with the first anniversary of the grant date.

Performance Vested Restricted Stock Units

The Company has granted performance vested restricted stock units (“PVRSU”) to certain employees. The vesting of these stock awards is contingent upon the Company achieving performance targets at the end of specified performance periods and the employees’ continued employment. The performance conditions affect the number of shares that will ultimately vest. The range of possible stock-based award vesting is between 50% and 200% of the initial target. Under SFAS No. 123 (Revised), “Share-Based Payment” (“SFAS No. 123R”), compensation expense related to these awards will be recognized over the requisite service period regardless of whether the performance targets have been met based on the Company’s estimate of the achievement of the performance target. The Company has currently estimated that between 100% and 145% of the various award targets will be achieved. The fair value of the 2008 grant was measured by the closing price of the Company’s common stock on the date of grant. Compensation expense is recognized ratably over the requisite service period based on those PVRSUs that ultimately vest.

The following table is a summary of activity related to PVRSU grants:

	Three Months Ended March 31,
	2007	2007
Performance vested restricted stock units granted	46,570	21,141
Weighted average grant date fair value per share	$33.17	$40.75
Aggregate grant date fair value ($000)	1,545	$862
Requisite service period	2-3 years	3 years

A summary of stock-based award activity as of March 31, 2008, and changes during the three months ended are presented below:

	Three Months Ended March 31, 2008
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2008	2,483,276	$17.46		485,560	$34.45	67,988	$44.57
Granted	331,122	33.22		184,997	33.07	46,570	33.17
Exercised/Vested	(299,657)	9.33		(133,733)	30.66	—	—
Forfeited/Expired	(4,235)	29.92		(12,358)	38.69	—	—

Outstanding at March 31, 2008	2,510,506	$20.48	4.5 years	524,466	$34.83	114,558	$39.93

Options exercisable at March 31, 2008	1,758,386	$13.81	3.6 years

The components of the Company’s pretax stock-based compensation expense and associated income tax benefits are as follows for the three months ended March 31:

	Three Months Ended March 31,
(in millions)	2008	2007
Stock options	$1.3	$1.6
Restricted stock	1.3	1.5
Performance vested restricted stock units	0.5	0.4

Total	$3.1	$3.5

Income tax benefits	$1.2	$1.3

Stock-based compensation expense on stock option and performance vested restricted stock units made to a retirement eligible executive officer during the three months ended March 31, 2008 and 2007 was recognized upon issuance of the grants rather than over the awards’ vesting periods since the terms of these grants provide that the awards will vest upon retirement of the employee. Compensation costs for stock options and performance vested restricted stock related to vesting upon retirement eligibility totaled $1.3 million and $1.2 million for the three months ended March 31, 2008 and 2007, respectively.

Dividends

On February 11, 2008, the Company declared a cash dividend of $0.17 per share (or approximately $10.6 million in the aggregate), which was paid on April 18, 2008 to shareholders of record on April 4, 2008.

On February 12, 2007, the Company declared a cash dividend of $0.15 per share (or approximately $9.9 million in the aggregate), which was paid on April 20, 2007 to shareholders of record on April 5, 2007.

Stock Repurchase Program

The Company did not purchase any common stock during the three months ended March 31, 2008 under the share repurchase program. During the three months ended March 31, 2007, the Company purchased 0.5 million shares of common stock under the share repurchase program at a total cost of $17.8 million.

During the three months ended March 31, 2008 and 2007, the Company purchased 43,921 and 28,979 shares of common stock at a total cost of $1.4 million and $1.2 million, respectively, from employees to satisfy statutory minimum tax requirements from the vesting of restricted stock grants. These purchases were outside the share repurchase program.

6. Earnings Per Share

The following table reconciles the number of shares used in the basic and diluted earnings per share calculations.

	Three Months Ended March 31,
(In thousands, except per share amounts)	2008	2007
Computation of Basic Earnings Per Share:
Net income	$18,577	$16,315

Weighted average shares outstanding-basic	61,751	65,782

Basic earnings per share	$0.30	$0.25

Computation of Diluted Earnings Per Share:
Net income for diluted earnings per share	$18,577	$16,315
Weighted average shares outstanding-basic	61,751	65,782
Effect of Dilutive Securities:
Employee stock option and restricted stock plan	845	1,266

Weighted average shares outstanding-diluted	62,596	67,048

Diluted earnings per share	$0.30	$0.24

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share assumes dilution and is computed based on the weighted-average number of common shares outstanding after consideration of the dilutive effect of stock options and unvested restricted stock. The effect of dilutive securities is computed using the treasury stock method and average market prices during the period. However, at March 31, 2008 and 2007, PVRSUs totaling 114,558 and 70,921 were excluded from the computation since the performance conditions had not been met at the reporting date. In addition at March 31, 2008 and 2007, the Company excluded 0.7 million and 0.4 million anti-dilutive options, respectively, from the computation of diluted earnings per share.

7. Pension Plans

The Company sponsors an unfunded non-qualified defined benefit plan (“SERP”) for certain senior executives. No assets are held with respect to the plan, therefore benefits are funded as paid to participants. Effective December 31, 2006, the Company began accounting for the SERP in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). For the three months ended March 31, 2008 and 2007, the Company recorded $0.3 million and $0.5 million, respectively for the expenses related to the SERP which is included in selling, general and administrative expense in the accompanying consolidated statements of income. No benefit payments are anticipated over the current year.

The following table presents the components of net periodic benefit costs for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
(In thousands)	2008	2007
Components of net periodic pension cost:
Service cost	$145	$140
Interest cost	120	97
Amortization:
Prior service cost	10	12
Loss	27	20

	302	269
Curtailment	—	248

Net periodic pension cost	$302	$517

The 2008 monthly net periodic pension costs are approximately $101,000. The components of projected pension costs for the year ended December 31, 2008 are as follows:

(in thousands)
Components of net periodic pension cost
Service cost	$579
Interest cost	479
Amortization:
Prior service cost	41
Loss	109

Net periodic pension cost	$1,208

The following is a reconciliation of the changes in the projected benefit obligation for the three months ended March 31, 2008:

(in thousands)
Projected benefit obligation, December 31, 2007	$7,671
Service cost	145
Interest cost	120

Projected benefit obligation, March 31, 2008	$7,936

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit costs at March 31, 2008 are as follows:

(in thousands)
Transition asset (obligation)	$—
Prior service cost	(584)
Accumulated loss	(1,576)

Total	$(2,160)

Curtailment

During the first quarter of 2007, the Company recognized a curtailment loss due to the termination of certain senior executive officers from the Company. The curtailment loss was equal to the unrecognized prior service costs attributed to these employees’ expected aggregate future services which totaled approximately $248,000.

8. Debt

On June 16, 2006, the Company entered into a new $350 million senior unsecured revolving credit agreement (the “Revolver”), with a syndicate of lenders. The proceeds from the Revolver were used to refinance and terminate a previous revolving credit facility. The Revolver allows the Company to borrow, repay and reborrow revolving loans up to $350 million (which includes swingline loans for up to $20 million and standby letters of credit up to $30 million) until the scheduled maturity date of June 16, 2011. The Company has the ability to request an increase in available borrowings under the Revolver by an additional amount of up to $150 million by obtaining the agreement of the existing lenders to increase their lending commitments or by adding additional lenders. The rate of interest generally applicable for revolving loans under the Revolver are, at the Company’s option, equal to either (i) the greater of the prime rate or the federal funds effective rate plus 50 basis points, or (ii) an adjusted LIBOR rate plus a margin between 22 and 70 basis points based on the Company’s credit rating. The Revolver requires the Company to pay a quarterly facility fee, based upon the credit rating of the Company, at a rate between 8 and 17 1/2 basis points, on the full amount of the commitment (regardless of usage). The Revolver also requires the payment of a quarterly usage fee, based upon the credit rating of the Company, at a rate between 10 and 12 1/2 basis points, on the amount outstanding under the commitment, at all times when the amount borrowed under the Revolver exceeds 50% of the total commitment. The Revolver includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage. The Revolver also restricts the Company’s ability to make certain investments, incur certain debt, and dispose of assets, among other restrictions. As of March 31, 2008, the Company had $179.2 million of revolving loans outstanding pursuant to the Revolver and the Company was in compliance with all covenants.

In 1998, the Company completed a $100 million senior unsecured note offering (“ Senior Notes”) at a discount of $0.6 million, bearing a coupon rate of 7.13% with an effective rate of 7.22%. The Senior Notes will mature on May 1, 2008, with interest on the Senior Notes paid semi-annually. The Senior Notes have been classified as a long-term liability at March 31, 2008, since the Company’s intention is to repay the Senior Notes upon maturity by utilizing the available capacity of the Revolver.

The Company has a line of credit with a bank providing an aggregate of $10 million of borrowings, which is due upon demand. The line of credit ranks pari-pasu (or equally) with the Revolver. Borrowings under the line of credit bear interest rates established at the time of borrowing based on prime rate minus 175 basis points. There are no amounts outstanding under the line of credit at March 31, 2008.

As of March 31, 2008, total debt outstanding for the Company was $279.2 million. With the exception of the Company’s Senior Notes, which are scheduled to mature in May 2008, no outstanding debt amounts at March 31, 2008 were scheduled to mature in the twelve months ending March 31, 2009.

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

Choice Hotels International, Inc.

Condensed Consolidating Statement of Income

For the Three Months Ended March 31, 2008

(Unaudited, In Thousands)

	Choice Hotels International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$43,776	$25,716	$5,634	$(27,346)	$47,780
Initial franchise and relicensing fees	6,024	—	20	—	6,044
Brand solutions	3,342	—	—	—	3,342
Marketing and reservation	57,317	73,948	3,910	(66,749)	68,426
Other items, net	1,636	1,042	585	—	3,263

Total revenues	112,095	100,706	10,149	(94,095)	128,855

OPERATING EXPENSES:
Selling, general and administrative	21,469	24,511	4,921	(27,346)	23,555
Marketing and reservation	59,878	71,534	3,763	(66,749)	68,426
Other items, net	813	1,805	204	—	2,822

Total operating expenses	82,160	97,850	8,888	(94,095)	94,803

Operating income	29,935	2,856	1,261	—	34,052

OTHER INCOME AND EXPENSES, NET:
Interest expense (income)	3,866	(33)	4	—	3,837
Other items, net	(215)	1,479	(497)	—	767
Equity in earnings of consolidated subsidiaries	(1,957)	—	—	1,957	—

Total other income and expenses, net	1,694	1,446	(493)	1,957	4,604

Income before income taxes	28,241	1,410	1,754	(1,957)	29,448
Income taxes	9,664	894	313	—	10,871

Net income	$18,577	$516	$1,441	$(1,957)	$18,577

Choice Hotels International, Inc.

Condensed Consolidating Statement of Income

For the Three Months Ended March 31, 2007

(Unaudited, In Thousands)

	Choice Hotels International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$38,699	$27,326	$7,911	$(30,608)	$43,328
Initial franchise and relicensing fees	4,931	—	—	—	4,931
Brand solutions	2,986	—	—	—	2,986
Marketing and reservation	50,576	65,271	3,359	(58,419)	60,787
Other items, net	1,801	1,096	—	—	2,897

Total revenues	98,993	93,693	11,270	(89,027)	114,929

OPERATING EXPENSES:
Selling, general and administrative	23,752	25,259	5,497	(30,608)	23,900
Marketing and reservation	53,493	62,563	3,150	(58,419)	60,787
Other items, net	806	1,778	272	—	2,856

Total operating expenses	78,051	89,600	8,919	(89,027)	87,543

Operating income	20,942	4,093	2,351	—	27,386

OTHER INCOME AND EXPENSES, NET:
Interest expense (income)	3,122	(125)	—	—	2,997
Other items, net	(60)	(352)	(383)	—	(795)
Equity in earnings of consolidated subsidiaries	(5,550)	—	—	5,550	—

Total other income and expenses, net	(2,488)	(477)	(383)	5,550	2,202

Income before income taxes	23,430	4,570	2,734	(5,550)	25,184
Income taxes	7,115	1,574	180	—	8,869

Net income	$16,315	$2,996	$2,554	$(5,550)	$16,315

Choice Hotels International, Inc.

Condensed Consolidating Balance Sheet

As of March 31, 2008

(Unaudited, In thousands)

	Choice Hotels International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$7,859	$198	$43,261	$—	$51,318
Receivables	35,734	932	6,577	—	43,243
Other current assets	10,158	10,956	435	(4,457)	17,092

Total current assets	53,751	12,086	50,273	(4,457)	111,653
Property and equipment, at cost, net	17,610	25,222	1,002	—	43,834
Goodwill	60,620	5,193	—	—	65,813
Franchise rights and other identifiable intangibles, net	20,663	5,653	5,031	—	31,347
Investments, employee benefit plans, at fair value	—	32,756	—	—	32,756
Investment in and advances to affiliates	243,621	142,743	59,256	(445,620)	—
Receivable, marketing fees	14,517	—	—	—	14,517
Deferred income taxes	—	40,828	2,113	(15,903)	27,038
Other assets	2,440	8,059	953	—	11,452

Total assets	$413,222	$272,540	$118,628	$(465,980)	$338,410

Accounts payable	$7,186	$31,609	$3,089	$—	$41,884
Accrued expenses and other	15,079	19,108	1,428	—	35,615
Deferred revenue	7,646	46,283	637	—	54,566
Income taxes payable	—	7,870	2,215	(4,457)	5,628
Deferred compensation & retirement plan obligations	—	233	—	—	233

Total current liabilities	29,911	105,103	7,369	(4,457)	137,926
Long-term debt	279,195	—	—	—	279,195
Deferred compensation & retirement plan obligations	—	44,542	6	—	44,548
Advances from affiliates	212,587	6,604	61,320	(280,511)	—
Deferred income taxes	15,903	—	—	(15,903)	—
Other liabilities	17,437	717	398	—	18,552

Total liabilities	555,033	156,966	69,093	(300,871)	480,221

Total shareholders’ deficit	(141,811)	115,574	49,535	(165,109)	(141,811)

Total liabilities and shareholders’ deficit	$413,222	$272,540	$118,628	$(465,980)	$338,410

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

Choice Hotels International, Inc.

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2008

(Unaudited, In thousands)

	Choice Hotels International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided (Used) from Operating Activities	$3,789	$(1,130)	$5,813	—	$8,472

Cash Flows From Investing Activities
Investment in property and equipment	(1,744)	(742)	(120)	—	(2,606)
Issuance of notes receivable	(434)	(341)	—	—	(775)
Collection of notes receivable	26	150	—	—	176
Purchases of investments, employee benefit plans	—	(4,405)	—	—	(4,405)
Proceeds from the sales of investments, employee benefit plans	—	4,430	—	—	4,430
Other items, net	(266)	1	164	—	(101)

Net Cash Provided (Used) in Investing Activities	(2,418)	(907)	44	—	(3,281)

Cash Flows from Financing Activities
Net borrowings pursuant to revolving credit facility	6,800	—	—	—	6,800
Purchase of treasury stock	(1,446)	—	—	—	(1,446)
Excess tax benefits from stock-based compensation	46	2,039	—	—	2,085
Dividends paid	(10,484)	—	—	—	(10,484)
Proceeds from exercise of stock options	2,795	—	—	—	2,795

Net Cash Provided (Used) in Financing Activities	(2,289)	2,039	—	—	(250)

Net change in cash and cash equivalents	(918)	2	5,857	—	4,941
Cash and cash equivalents at beginning of period	8,777	196	37,404	—	46,377

Cash and Cash Equivalents at End of Period	$7,859	$198	$43,261	$—	$51,318

Choice Hotels International, Inc.

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2007

(Unaudited, In thousands)

	Choice Hotels International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided from Operating Activities	$10,852	$4,814	$4,787	—	$20,453

Cash Flows From Investing Activities
Investment in property and equipment	(292)	(2,686)	(42)	—	(3,020)
Issuance of notes receivable	(100)	(31)	—	—	(131)
Purchases of investments, employee benefit plans	—	(4,496)	—	—	(4,496)
Proceeds from the sale of investments, employee benefit plans	—	961	—	—	961
Other items, net	(107)	205	(435)	—	(337)

Net Cash Used from Investing Activities	(499)	(6,047)	(477)	—	(7,023)

Cash Flows from Financing Activities
Principal payment of long-term debt	(36)	—	—	—	(36)
Net borrowings pursuant to revolving credit facility	12,000	—	—	—	12,000
Purchase of treasury stock	(19,001)	—	—	—	(19,001)
Excess tax benefits from stock-based compensation	—	1,362	—	—	1,362
Dividends paid	(9,895)	—	—	—	(9,895)
Proceeds from exercise of stock options	1,679	—	—	—	1,679

Net Cash Provided (Used) in Financing Activities	(15,253)	1,362	—	—	(13,891)

Net change in cash and cash equivalents	(4,900)	129	4,310	—	(461)
Cash and cash equivalents at beginning of period	10,072	213	25,556	—	35,841

Cash and Cash Equivalents at End of Period	$5,172	$342	$29,866	—	$35,380

10. Deferred Revenue

Deferred revenue consists of the following:

	March 31, 2008	December 31, 2007
	(In thousands)
Loyalty programs	$46,711	$43,488
Initial, relicensing and franchise fees	4,063	4,151
Brand solution fees	3,792	1,021

Total	$54,566	$48,660

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

The following table presents the financial information for the Company’s franchising segment:

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
(In thousands)	Franchising	Corporate & Other	Consolidated	Franchising	Corporate & Other	Consolidated
Revenues	$127,813	$1,042	$128,855	$113,833	$1,096	$114,929
Operating income (loss)	$43,389	$(9,337)	$34,052	$39,571	$(12,185)	$27,386

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

Since the initial filings, the Company filed a motion to transfer the litigation from Colorado to the United States District Court for the District of Maryland. Additionally, one plaintiff petitioned the Court to be named lead plaintiff in the dispute. On March 24, 2008, the United States District Court for the District of Colorado granted the Company’s motion to transfer the matter to the United States District Court for the District of Maryland. The Company has not responded to the complaints filed and is not required to do so until after a lead plaintiff is appointed and a consolidated complaint is filed. The District of Maryland has not entered an order on the pending plaintiff’s motion to be appointed lead plaintiff or set a schedule for the action. The Company believes that the allegations contained within these class action lawsuits are without merit and intends to vigorously defend the litigation.

In May 2007, the Company guaranteed $1 million of a bank loan funding a franchisee’s construction of a Cambria Suites in Green Bay, Wisconsin. The guaranty was scheduled to expire in August 2010. Subsequent to March 31, 2008, the Company was released from its obligations under the May 2007 guaranty, and subsequently, in April 2008, issued a new $1 million guaranty for a bank loan funding the construction for the same franchisee’s Cambria Suites in Green Bay, Wisconsin. The guaranty expires in June 2010. The Company has received personal guarantees from several of the franchisee’s principal owners related to the repayment of any amounts paid by the Company under this guaranty.

In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for breaches of representations and warranties. Such guarantees or indemnifications are granted under various agreements, including those governing (i) purchases or sales of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks, (iv) access to credit facilities, (v) issuances of debt or equity securities, and (vi) other operating agreements. The guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) franchisees in licensing agreements, (iv) financial institutions in credit facility arrangements, (v) underwriters in debt or equity security issuances and (vi) parties under certain operating agreements. In addition, these parties are also indemnified against any third party claim resulting from the transaction that is contemplated in the underlying agreement. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under these guarantees, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords against third party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates any potential payments to be made.

13. Termination Charges

During the first quarter of 2007, the Company recorded a $3.7 million charge in selling, general and administrative expenses for employee termination benefits relating to the termination of certain executive officers. Termination benefits include salary continuation of approximately $2.5 million, SERP curtailment expenses of $0.2 million and $1.0 million of accelerated share based compensation. Termination benefits payable to the executives were accounted for under SFAS No. 112 “Employer’s Accounting for Post-employment Benefits”. At March 31, 2008, approximately $0.5 million of termination benefits remained and are included in current liabilities in the Company’s consolidated financial statements.

14. Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company has adopted the provisions of SFAS No. 157 as of January 1, 2008, for financial instruments. Although the adoption of SFAS No. 157 did not impact the Company’s financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.

SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company’s investments associated with its employee benefit plans consist of investments that are publicly traded and for which market prices are readily available.

	Fair Value Measurements at Reporting Date Using
	March 31, 2008	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Observable Inputs (Level 3)
Assets
Investments, employee benefits plans, at a fair value—current	$233	$233	$—	$—
Investments, employee benefits plans, at a fair value—long-term	32,756	32,756	$—	$—

Total Assets	$32,989	$32,989	$—	$—

In February 2007, the FASB issued SFAS No. 159, “The Fair Value for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which provides reporting entities an option to report certain financial instruments and other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective as of the beginning of a reporting entity’s first fiscal year beginning after November 15, 2007. The Company has not currently elected the fair value measurement option for any financial assets or liabilities that were not previously recorded at fair value.

In December 2007, the FASB issued SFAS No. 160 (“SFAS No. 160”), “Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51”. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, the adoption of this statement will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007) (SFAS 141R), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R will change the accounting for business combinations by requiring an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will also change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In June 2007, the FASB ratified EITF 06-11 “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF No. 06-11”). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF No. 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact, if any, the adoption of this statement will have on our consolidated financial statements.

15. Subsequent Event

On April 30, 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.17 per share of common stock. The dividend is payable on July 18, 2008 to shareholders of record as of July 3, 2008. Based on the Company’s present share count, the total dividends to be paid is approximately $10.6 million.

On May 1, 2008, the Company repaid the $100 million Senior Notes upon their maturity by utilizing the available capacity of the Revolver.

On May 1, 2008, the Board of Directors granted equity-based awards to Mr. Stephen P. Joyce, President and Chief Operating Officer. The equity-based awards consist of restricted stock, stock options and performance vested restricted stock. The awards have vesting periods between four and five years. The aggregate fair value of these awards is $7.2 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand Choice Hotels International, Inc. and subsidiaries (together the “Company”). MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and the accompanying notes.

Overview

We are a hotel franchisor with franchise agreements representing 5,620 hotels open and 1,082 hotels under development as of March 31, 2008, with 456,696 rooms and 87,597 rooms, respectively, in 49 states, the District of Columbia and 40 countries and territories outside the United States. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Sleep Inn®, Econo Lodge®, Rodeway Inn® , MainStay Suites®, Suburban Extended Stay Hotel®, Cambria Suites® and Flag Hotels® (collectively, the “Choice brands”).

The Company conducts its international franchise operations through a combination of direct franchising and master franchising arrangements which allow the use of our brands by third parties in foreign countries. The Company has made equity investments in certain non-domestic lodging franchise companies that conduct franchise operations for the Company’s brands under master franchising relationships. As a result of our use of master franchising relationships and international market conditions, total revenues from international operations comprised only 9% of our total revenues for the three months ended March 31, 2008 while representing approximately 20% of hotels open at March 31, 2008.

On January 31, 2008, the Company terminated the master franchise agreement with The Real Hotel Company PLC (“RHC”) related to RHC’s franchised hotels under the Company’s brands in the United Kingdom. In conjunction with the termination of the master franchise agreement, the Company acquired the RHC’s franchise contracts under the master franchise agreement and commenced direct franchising operations in the United Kingdom. This transaction enables the Company to continue its strategy of more closely directing the growth of our franchise operations in the United Kingdom.

The Company generates revenues, income and cash flows primarily from initial and continuing royalty fees attributable to our franchise agreements. Revenues are also generated from brand solutions endorsed vendor arrangements, hotel operations and other sources. The hotel industry is seasonal in nature. For most hotels, demand is lower in December through March than during the remainder of the year. Our principal source of revenues is franchise fees based on the gross room revenues of our franchised properties. The Company’s franchise fee revenues and operating income reflect the industry’s seasonality and historically have been lower in the first quarter than in the second, third or fourth quarters.

With a focus on hotel franchising instead of ownership, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our business provides opportunities to improve operating results by increasing the number of franchised hotel rooms and effective royalty rates of our franchise contracts resulting in increased initial fee revenue; ongoing royalty fees and brand solutions revenues. In addition, our operating results can also be improved through our company wide efforts related to improving property level performance. At March 31, 2008, the Company estimates that based on its current domestic portfolio of hotels under franchise that a 1% change in RevPAR or rooms under franchise would increase or decrease royalty revenues by $2.4 million and a 1 basis point change in the Company’s effective royalty rate would increase or decrease domestic royalties by $0.5 million. In addition to these revenues, we also collect marketing and reservation fees to support centralized marketing and reservation activities for the franchise system. As a lodging franchisor, the Company has relatively low capital expenditure requirements.

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

Maximizing Financial Returns and Creating Value for Shareholders. Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. We believe our strong and predictable cash flows create a strong financial position that provides us a competitive advantage. Currently, our business does not require significant capital to operate and grow, therefore, we can maintain a capital structure that generates high financial returns and use our excess cash flow to increase returns to our shareholders. We have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. Through March 31, 2008, we have repurchased 38.6 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $895.9 million since the program’s inception. Considering the effect of the two-for-one stock split, the Company has repurchased 71.5 million shares at an average price of $12.52 per share through March 31, 2008. At March 31, 2008 the Company had 3.2 million shares remaining under the current stock repurchase authorization of the board of directors. The Company expects to continue to return value to its shareholders through a combination of dividends and share repurchases, subject to market and other conditions and upon completion of the current authorization our board of directors will evaluate the propriety of additional share repurchases. During the three months ended March 31, 2008, we paid cash dividends totaling approximately $10.5 million and we presently expect to continue to pay dividends in the future. On February 11, 2008, our board of directors declared a cash dividend of $0.17 on outstanding common shares payable on April 18, 2008 to shareholders of record on April 4, 2008. Based on our present dividend rate and outstanding share count, aggregate annual dividends for 2008 would be approximately $42.3 million.

We believe these value drivers, when properly implemented, will enhance our profitability, maximize our financial returns and continue to generate value for our shareholders. The ultimate measure of our success will be reflected in the items below.

Results of Operation: Royalty fees, operating income, net income and diluted earnings per share (“EPS”) represent key measurements of these value drivers. In the three months ended March 31, 2008, royalty fees revenue totaled $47.8 million, a 10% increase from the same period in 2007. Operating income totaled $34.1 million for the three months ended March 31, 2008, a $6.7 million or 24% increase from the same period in 2007. Net income and diluted earnings per share increased 14% and 25%, respectively from the same period of the prior year. First quarter 2007 results included termination benefits expense totaling $3.7 million (approximately $0.03 diluted EPS) resulting from previously announced separations of certain executive officers. These measurements will continue to be a key management focus in 2008 and beyond.

Refer to MD&A heading “Operations Review” for additional analysis of our results.

Liquidity and Capital Resources: The Company generates significant cash flows from operations. In the three months ended March 31, 2008 and 2007, net cash provided by operating activities was $8.5 million and $20.5 million, respectively. Since our business does not currently require significant reinvestment of capital, we utilize cash in ways that management believes provide the greatest returns to our shareholders, which include share repurchases and dividends. We believe the Company’s cash flow from operations and available financing capacity are sufficient to meet the expected future operating, investing and financing needs of the business.

Refer to MD&A heading “Liquidity and Capital Resources” for additional analysis.

Operations Review

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2008 and March 31, 2007

The Company recorded net income of $18.6 million for the three months ended March 31, 2008, a $2.3 million, or 14% increase from the $16.3 million for the quarter ended March 31, 2007. The increase in net income for the three months ended March 31, 2008, is primarily attributable to a $6.7 million or 24% increase in operating income over the same period of the prior year partially offset by a decline in the fair value of investments held in the Company’s non-qualified employee benefit plans, an increase in interest expense due to higher average outstanding borrowings and an increase in the Company’s effective income tax rate from 35.2% to 36.9%. Operating income increased as a result of a $6.3 million or 12% increase in franchising revenues (total revenues excluding marketing and reservations revenues and hotel operations). Selling, general and administrative expenses declined from $23.9 million in the three months ended March 31, 2007 to $23.6 million for the same period of 2008 primarily due to termination benefits totaling $3.7 million incurred during 2007 resulting from previously announced separations of certain executive officers.

Summarized financial results for the three months ended March 31, 2008 and 2007 are as follows:

(in thousands, except per share amounts)	2008	2007
REVENUES:
Royalty fees	$47,780	$43,328
Initial franchise and relicensing fees	6,044	4,931
Brand solutions	3,342	2,986
Marketing and reservation	68,426	60,787
Hotel operations	1,042	1,096
Other	2,221	1,801

Total revenues	128,855	114,929

OPERATING EXPENSES:
Selling, general and administrative	23,555	23,900
Depreciation and amortization	2,057	2,115
Marketing and reservation	68,426	60,787
Hotel operations	765	741

Total operating expenses	94,803	87,543

Operating income	34,052	27,386

OTHER INCOME AND EXPENSES, NET:
Interest expense	3,837	2,997
Interest and other investment (income) loss	1,068	(601)
Equity in net income of affiliates	(301)	(194)

Total other income and expenses, net	4,604	2,202

Income before income taxes	29,448	25,184
Income taxes	10,871	8,869

Net income	$18,577	$16,315

Weighted average shares outstanding – diluted	62,596	67,048

Diluted earnings per share	$0.30	$0.24

Management analyzes its business based on franchising revenues, which is total revenues excluding marketing and reservation revenues and hotel operations, and franchise operating expenses that are reflected as selling, general and administrative expenses.

Franchising Revenues: Franchising revenues were $59.4 million for the three months ended March 31, 2008 compared to $53.0 million for the three months ended March 31, 2007. The growth in franchising revenues is primarily due to a 10% increase in royalty revenues, a 23% increase in initial franchise and relicensing fees and a 23% increase in other income.

Domestic royalty fees increased $3.5 million to $42.4 million from $38.9 million in the three months ended March 31, 2007, an increase of 9%. The increase in royalties is attributable to a combination of factors including a 4.5% increase in the number of domestic franchised hotel rooms, a 2.7% increase in RevPAR and an increase in the effective royalty rate of the domestic hotel system from 4.14% to 4.18%. System-wide RevPAR increases resulted primarily from average daily rate (“ADR”) increases of 4.5% over the prior year partially offset by an 80 basis point decline in occupancy rates.

A summary of the Company’s domestic franchised hotels operating information is as follows:

	For the Three Months Ended March 31, 2008			For the Three Months Ended March 31, 2007			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$73.70	50.5%	$37.23	$70.59	51.2%	$36.11	4.4%	(70	)bps	3.1%
Comfort Suites	86.06	54.0%	46.49	83.28	56.8%	47.29	3.3%	(280	)bps	(1.7)%
Sleep	67.66	50.2%	33.98	64.17	51.9%	33.28	5.4%	(170	)bps	2.1%

Midscale without Food & Beverage	75.65	51.2%	38.76	72.46	52.4%	37.98	4.4%	(120	)bps	2.1%

Quality	66.36	43.3%	28.76	63.45	43.4%	27.54	4.6%	(10	)bps	4.4%
Clarion	79.75	41.4%	33.04	73.84	41.3%	30.48	8.0%	10	bps	8.4%

Midscale with Food & Beverage	69.30	42.9%	29.74	65.95	42.9%	28.27	5.1%	—	bps	5.2%

Econo Lodge	50.93	38.5%	19.60	49.42	39.2%	19.36	3.1%	(70	)bps	1.2%
Rodeway	49.52	40.9%	20.25	47.67	38.5%	18.37	3.9%	240	bps	10.2%

Economy	50.58	39.1%	19.75	49.06	39.0%	19.15	3.1%	10	bps	3.1%

MainStay	69.02	58.2%	40.14	65.90	58.2%	38.35	4.7%	—	bps	4.7%
Suburban	41.05	59.3%	24.35	38.67	63.6%	24.59	6.2%	(430	)bps	(1.0)%

Extended Stay	48.12	59.0%	28.39	44.11	62.4%	27.54	9.1%	(340	)bps	3.1%

Total	$69.19	46.8%	$32.37	$66.18	47.6%	$31.52	4.5%	(80	)bps	2.7%

The number of domestic rooms on-line increased to 358,342 as of March 31, 2008 from 342,775 as of March 31, 2007, an increase of 4.5%. The total number of domestic hotels on-line grew 6.0% to 4,509 as of March 31, 2008 from 4,254 as of March 31, 2007.

A summary of the domestic hotels and rooms on-line at March 31, 2008 and 2007 by brand is as follows:

	March 31, 2008		March 31, 2007		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	% Hotels	% Rooms
Comfort Inn	1,436	112,150	1,421	110,980	15	1,170	1.1%	1.1%
Comfort Suites	490	38,128	442	34,649	48	3,479	10.9%	10.0%
Sleep	347	25,781	330	24,772	17	1,009	5.2%	4.1%

Midscale without Food & Beverage	2,273	176,059	2,193	170,401	80	5,658	3.6%	3.3%

Quality	847	80,484	757	74,036	90	6,448	11.9%	8.7%
Clarion	169	23,340	161	23,881	8	(541)	5.0%	(2.3)%

Midscale with Food & Beverage	1,016	103,824	918	97,917	98	5,907	10.7%	6.0%

Econo Lodge	831	51,104	812	49,202	19	1,902	2.3%	3.9%
Rodeway	297	17,628	240	14,930	57	2,698	23.8%	18.1%

Economy	1,128	68,732	1,052	64,132	76	4,600	7.2%	7.2%

MainStay	32	2,421	30	2,237	2	184	6.7%	8.2%
Suburban	55	6,739	61	8,088	(6)	(1,349)	(9.8)%	(16.7)%

Extended Stay	87	9,160	91	10,325	(4)	(1,165)	(4.4)%	(11.3)%

Cambria Suites	5	567	—	—	5	567	NM	NM

Total Domestic Franchises	4,509	358,342	4,254	342,775	255	15,567	6.0%	4.5%

International rooms on-line declined slightly to 98,354 as of March 31, 2008 from 98,481 as of March 31, 2007. The total number of international hotels on-line declined from 1,152 as of March 31, 2007 to 1,111 as of March 31, 2008.

As of March 31, 2008, the Company had 986 franchised hotels with 79,276 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 833 hotels and 64,078 rooms at March 31, 2007. The number of new construction franchised hotels in the Company’s domestic pipeline increased 19% to 717 at March 31, 2008 from 601 at March 31, 2007. The Company had an additional 96 franchised hotels with 8,321 rooms under development in its international system as of March 31, 2008 compared to 70 hotels and 6,463 rooms at March 31, 2007. While the Company’s hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.

A summary of the domestic franchised hotels under construction, awaiting conversion or approved for development at March 31, 2008 and 2007 by brand is as follows:

	March 31, 2008 Units			March 31, 2007 Units			Variance
							Conversion		New Construction		Total
	Conversion	New Construction	Total	Conversion	New Construction	Total	Units	%	Units	%	Units	%
Comfort Inn	53	131	184	35	120	155	18	51%	11	9%	29	19%
Comfort Suites	3	275	278	3	232	235	—	—%	43	19%	43	18%
Sleep Inn	2	140	142	—	123	123	2	NM	17	14%	19	15%

Midscale without Food & Beverage	58	546	604	38	475	513	20	53%	71	15%	91	18%

Quality	67	15	82	74	9	83	(7)	(9)%	6	67%	(1)	(1)%
Clarion	34	7	41	13	4	17	21	162%	3	75%	24	141%

Midscale with Food & Beverage	101	22	123	87	13	100	14	16%	9	69%	23	23%

Econo Lodge	46	3	49	45	5	50	1	2%	(2)	(40)%	(1)	(2)%
Rodeway	59	2	61	57	2	59	2	4%	—	—	2	3%

Economy	105	5	110	102	7	109	3	3%	(2)	(29)%	1	1%

MainStay	2	45	47	—	30	30	2	NM	15	50%	17	57%
Suburban	3	38	41	5	27	32	(2)	(40)%	11	41%	9	28%

Extended Stay	5	83	88	5	57	62	—	—%	26	46%	26	42%

Cambria Suites	—	61	61	—	49	49	—	NM	12	24%	12	24%

	269	717	986	232	601	833	37	16%	116	19%	153	18%

There were 64 net domestic franchise additions during the three months ended March 31, 2008 compared to 43 net domestic franchise additions during the three months ended March 31, 2007. Gross domestic franchise additions increased from 93 for the three months ended March 31, 2007 to 110 for the same period in 2008. Net domestic franchise terminations declined to 46 for the three months ended March 31, 2008 from 50 for the same period of the prior year. The Company continues to execute its strategy to replace franchised hotels that do not meet our brand standards or are underperforming in their market. As the competition gets stronger and more focused on limited service franchising, the Company will continue to focus on improving its system hotels and utilizing the domestic hotels under development as a strong platform for continued system growth.

International royalties increased $1.0 million or 22% from $4.4 million in the first quarter of 2007 to $5.4 million for the same period in 2008 primarily due to the commencement of direct franchising operations in the United Kingdom and foreign currency fluctuations.

New domestic franchise agreements executed in the three months ended March 31, 2008 totaled 133 representing 11,197 rooms compared to 111 agreements representing 9,100 rooms executed in the first quarter of 2007. During the first quarter of 2008, 44 of the executed agreements were for new construction hotel franchises, representing 3,173 rooms, compared to 41 contracts, representing 3,320 rooms for the same period a year ago. Conversion hotel franchise executed contracts totaled 89 representing 8,024 rooms for the three months ended March 31, 2008 compared to 70 agreements representing 5,780 rooms from the same period a year ago. Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise agreements increased 35% to $3.7 million for the three months ended March 31, 2008 from $2.7 million for the three months ended March 31, 2007. The increased revenues primarily reflect an increase in executed agreements and higher average initial fees than the same period of the prior year.

A summary of executed domestic franchise agreements by brand for the three months ended March 31, 2008 and 2007 is as follows:

	For the Three Months Ended March 31, 2008			For the Three Months Ended March 31, 2007			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	11	9	20	5	3	8	120%	200%	150%
Comfort Suites	15	3	18	14	1	15	7%	200%	20%
Sleep	11	2	13	8	—	8	38%	NM	63%

Midscale without Food & Beverage	37	14	51	27	4	31	37%	250%	65%

Quality	—	28	28	1	35	36	(100)%	(20)%	(22)%
Clarion	1	10	11	2	6	8	(50)%	67%	38%

Midscale with Food & Beverage	1	38	39	3	41	44	(67)%	(7)%	(11)%

Econo Lodge	1	19	20	1	13	14	—%	46%	43%
Rodeway	1	18	19	—	11	11	NM	64%	73%

Economy	2	37	39	1	24	25	100%	54%	56%

MainStay	1	—	1	—	—	—	NM	NM	NM
Suburban	2	—	2	4	1	5	(50)%	(100)%	(60)%

Extended Stay	3	—	3	4	1	5	(25)%	(100)%	(40)%

Cambria Suites	1	—	1	6	—	6	(83)%	NM	(83)%

Total Domestic System	44	89	133	41	70	111	7%	27%	20%

Relicensing fees are charged to the new property owner of a franchised property whenever an ownership change occurs and the property remains in the franchise system. Relicensings increased 52% from 62 in the first quarter of 2007 to 94 for the three months ended March 31, 2008. The increase in relicensing contracts resulted in a 7% increase in fees to $2.3 million for the three months ended March 31, 2008 from $2.2 million for the three months ended March 31, 2007.

Other income increased $0.4 million or 23% to $2.2 million for the three months ended March 31, 2008 compared to the same period last year primarily due to higher liquidated damage collections related to the early termination of franchise agreements.

Selling General and Administrative Expenses: The cost to operate the franchising business is reflected in selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $23.6 million for the three months ended March 31, 2008, a $0.3 million decline from the three months ended March 31, 2007. As a percentage of revenues, excluding marketing and reservation fees and hotel operations, total SG&A expenses were 39.7% for the March 31, 2008 compared to 45.1% for the three months ended March 31, 2007. Expenses as a percentage of franchise revenues declined primarily due to the first quarter 2007 termination benefits expense totaling $3.7 million resulting from previously announced separations of certain executives.

Marketing and Reservations: The Company’s franchise agreements require the payment of franchise fees, which include marketing and reservation fees. The fees, which are primarily based on a percentage of the franchisees’ gross room revenues, are used exclusively by the Company for expenses associated with providing franchise services such as central reservation systems, national marketing and media advertising. The Company is contractually obligated to expend the marketing and reservation fees it collects from franchisees in accordance with the franchise agreements; as such, no income or loss to the Company is generated.

Total marketing and reservations revenues were $68.4 million and $60.8 million for the three months ended March 31, 2008 and 2007, respectively. Depreciation and amortization attributable to marketing and reservation activities were $2.1 million for the three months ended March 31, 2008 compared to $2.0 million for the three months ended March 31, 2007. Interest expense attributable to reservation activities was $0.1 million for both the three month periods ended March 31, 2008 and 2007. As of March 31, 2008 and December 31, 2007, the Company’s balance sheet includes a receivable of $14.5 million and $6.8 million, respectively resulting from the cumulative marketing expenses incurred in excess of accumulated marketing fees earned. These receivables are recorded as assets in the financial statements as the Company has the contractual authority to require that the franchisees in the system at any given point repay the Company for any deficits related to marketing and reservation activities. The Company’s current franchisees are legally obligated to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue. The Company has no present intention to accelerate repayment of the deficit from current franchisees. A payable has been recorded in the Company’s balance sheet within other long-term liabilities related to cumulative reservation fee revenues received in excess of reservation fee expenses incurred totaling $8.0 million and $11.9 million at March 31, 2008 and December 31, 2007, respectively. Cumulative reservation and marketing fees not expended are recorded as a payable on the financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements.

Other Income and Expenses, Net: Other income and expenses, net, increased $2.4 million to an expense of $4.6 million for the three months ended March 31, 2008 from $2.2 million for the same period in 2007. Interest expense increased $0.8 million from $3.0 million for the three months ended March 31, 2007 to $3.8 million for the same period of 2008. Interest expense increased due to higher average outstanding borrowings during the quarter. The Company’s weighted average interest rate as of March 31, 2008 was 4.5% compared to 6.5% as of March 31, 2007. Interest and other investment income declined $1.7 million primarily due to a decline in the fair value of investments held in the Company’s non-qualified employee benefit plans.

Income Taxes: The Company’s effective income tax provision rate was 36.9% for three months ended March 31, 2008, compared to an effective income tax provision rate of 35.2% for the three months ended March 31, 2007. The effective income tax rate for 2008 increased primarily due to a decline in the proportion of foreign income over the prior year period, which generally is taxed at lower rates than statutory US federal income tax rates. Depending on the outcome of certain income tax contingencies up to an additional $1.6 million of additional tax benefits may be reflected in our 2008 results of operations from the resolution of tax contingency reserves.

Net income for the three months ended March 31, 2008 increased by 14% to $18.6 million, and diluted earnings per share increased 25% to $0.30 for the three months ended March 31, 2008 from $0.24 reported for the three months ended March 31, 2007.

Liquidity and Capital Resources

Net cash provided by operating activities was $8.5 million and $20.5 million for the three months ended March 31, 2008 and 2007, respectively. The decline in cash flows from operating activities primarily reflects the timing of working capital items compared to the prior year.

Net cash advances related to marketing and reservations activities totaled $9.5 million and $7.1 million during the three months ended March 31, 2008 and 2007, respectively. Cash advances related primarily to the timing of advertising and promotional costs spending versus fees collected and the seasonality of the business. The Company expects marketing and reservation activities to be a source of cash between $1 million and $3 million in 2008.

Cash used in investing activities for the three months ended March 31, 2008 and 2007 was $3.3 million and $7.0 million, respectively. During the three months ended March 31, 2008 and 2007, capital expenditures totaled $2.6 million and $3.0 million, respectively. Capital expenditures for 2008 primarily include upgrades of system-wide property and yield management systems, improvements to Company facilities and the purchase of computer software and equipment. In addition, the Company provides financing to franchisees for property improvements, hotel development efforts and other purposes. During the three months ended March 31, 2008 and 2007, the Company advanced $0.8 million and $0.1 million, respectively. At March 31, 2008, the Company had commitments to extend an additional $8.8 million providing certain conditions are met by its franchisees of which $3.8 million is expected to be advanced in 2008.

Financing cash flows relate primarily to the Company’s borrowings under its credit lines, treasury stock purchases and dividends. On June 16, 2006, the Company entered into a new $350 million senior unsecured revolving credit agreement (the “Revolver”), with a syndicate of lenders. The Revolver allows the Company to borrow, repay and reborrow revolving loans up to $350 million (which includes swingline loans for up to $20 million and standby letters of credit of up to $30 million) until the scheduled maturity date of June 16, 2011. The Company has the ability to request an increase in available borrowings under the Revolver by an additional amount of up to $150 million by obtaining the agreement of the existing lenders to increase their lending commitments or by adding additional lenders. The rate of interest generally applicable for revolving loans under the Revolver are, at the Company’s option, equal to either (i) the greater of the prime rate or the federal funds effective rate plus 50 basis points, or (ii) an adjusted LIBOR rate plus a margin between 22 and 70 basis points based on the Company’s credit rating. The Revolver requires the Company to pay a quarterly facility fee, based upon the credit rating of the Company, at a rate between 8 and 17  1/2 basis points, on the full amount of the commitment (regardless of usage). The Revolver also requires the payment of a quarterly usage fee, based upon the credit rating of the Company, at a rate between 10 and 12 1/2 basis points, on the amount outstanding under the commitment, at all times when the amount borrowed under the Revolver exceeds 50% of the total commitment. The Revolver includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage. The Revolver also restricts the Company’s ability to make certain investments, incur certain debt, and dispose of assets, among other restrictions. As of March 31, 2008, the Company had $179.2 million of revolving loans outstanding pursuant to the Revolver and was in compliance with all covenants.

The proceeds of the Revolver are used for general corporate purposes, including working capital, debt repayment, stock repurchases, dividends and investments.

In 1998, the Company completed a $100 million senior unsecured note offering (“Senior Notes’) at a discount of $0.6 million, bearing a coupon rate of 7.13% with an effective rate of 7.22%. The Senior Notes matured on May 1, 2008. The Company repaid the Senior Notes with interest by utilizing the available capacity of the Revolver. At March 31, 2008, the Senior Notes were classified as a long-term liability since the Company had not yet repaid the Senior Notes and had planned to repay the Senior Notes upon maturity by utilizing the available capacity of the Revolver.

Effective July 14, 2006, the Company’s Senior Notes are guaranteed jointly, severally, fully and unconditionally by 7 wholly-owned subsidiaries. There are no legal or regulatory restrictions on the payment of dividends to Choice Hotels International, Inc. from subsidiaries that do not guarantee the Senior Notes.

The Company has a line of credit with a bank providing up to an aggregate of $10 million of borrowings which is due upon demand. The line of credit ranks pari-pasu (or equally) with the Revolver. Borrowings under the line of credit bear interest at rates established at the time of the borrowings based on prime minus 175 basis points. As of March 31, 2008, no amounts were outstanding pursuant to this line of credit.

As of March 31, 2008, total debt outstanding for the Company was $279.2 million. With the exception of the Company’s Senior Notes, which matured on May 1, 2008, no outstanding debt amounts at March 31, 2008 were scheduled to mature in the twelve months ending March 31, 2009.

On February 19, 2008, the Company declared a cash dividend of $0.17 per share (or approximately $10.6 million in the aggregate), which was paid on April 16, 2008 to shareholders of record on April 4, 2008. Dividends paid in the three months ended March 31, 2008 were approximately $10.5 million. We expect dividends paid in 2008 to be approximately $42.3 million.

Through March 31, 2008, the Company had purchased 38.6 million shares (including 33.0 million prior to the 2 for 1 stock split effected in October 2005) of common stock under the Company’s share repurchase program at a total cost of $895.9 million. Considering the effect of the two-for-one stock split, the Company has repurchased 71.5 million shares at an average price of $12.52 per share. During the three months ended March 31, 2008, the Company purchased no shares under its repurchase program. At March 31, 2008, the Company had approximately 62.5 million shares of common stock outstanding and had remaining under its repurchase program authorization to purchase up to 3.2 million shares.

The Company expects to continue to return value to its shareholders through a combination of dividends and share repurchases, subject to market and other conditions.

As of March 31, 2008, the Company had $6.8 million of total unrecognized tax benefits of which approximately $3.5 million would affect the effective tax rate if recognized. These unrecognized tax benefits relate principally to state tax filing positions and stock-based compensation deductions. The Company believes it is reasonably possible it will recognize tax benefits of up to $1.6 million within the next twelve months. This is due to the anticipated lapse of applicable statutes of limitations regarding state tax positions and stock-based compensation deductions.

The Company believes that cash flows from operations and available financing capacity are adequate to meet expected future operating, investing and financing needs of the business.

Critical Accounting Policies

Our accounting policies comply with principles generally accepted in the United States. We have described below those policies that we believe are critical and require the use of complex judgment or significant estimates in their application. Additional discussion of these policies is included in Note 1 to our consolidated financial statements as of and for the year ended December 31, 2007 included in our Annual Report on Form 10-K.

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

The Company may also enter into master development agreements (“MDA’s”) with developers that grant limited exclusive development rights and preferential franchise agreement terms for one-time, non-refundable fees. When these fees are not contingent upon the number of agreements executed under the MDA’s, the Company accounts for these up-front fees in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” (“SAB No. 104”) and recognizes the up-front fees over the MDAs’ contractual life.

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

The Company collects a percentage of program members’ room revenue from participating franchises. Revenues are deferred in an amount equal to the fair value of the future redemption obligation. A third-party actuary estimates the eventual redemption rates and point values using various actuarial methods. These judgmental factors determine the required liability attributable to outstanding points. Upon redemption of the points, the Company recognizes the previously deferred revenue as well as the corresponding expense relating to the cost of the awards redeemed. Revenues in excess of the estimated future redemption obligation are recognized when earned to reimburse the Company for costs incurred to operate the program, including administrative costs, marketing, promotion and performing member services. Costs to operate the program, excluding estimated redemption values, are expensed when incurred.

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

Estimated interest and penalties related to the uncertain tax benefits are classified as a component of income tax expense in the consolidated statements of income and totaled $0.1 million for both the three months ended March 31, 2008 and 2007. Accrued interest and penalties were $1.4 million and $1.3 million as of March 31, 2008 and December 31, 2007, respectively.

As of March 31, 2008 and December 31, 2007, the Company had $6.8 and $6.7 million, respectively of total unrecognized tax benefits of which approximately $3.5 million would affect the effective tax rate if recognized. These unrecognized tax benefits relate principally to state tax filing positions and stock-based compensation deductions. The Company believes it is reasonably possible it will recognize tax benefits of up to $1.6 million within the next twelve months. This is due to the anticipated lapse of applicable statutes of limitations regarding state tax positions and stock-based compensation deductions.

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

Pension, Profit Sharing and Incentive Plans

The Company sponsors two non-qualified retirement savings and investment plans for certain employees and senior executives. Employee and Company contributions are maintained in separate irrevocable trusts. Legally, the assets of the trusts remain those of the Company; however, access to the trusts’ assets is severely restricted. The trusts’ cannot be revoked by the Company or an acquirer, but the assets are subject to the claims of the Company’s general creditors. The participants do not have the right to assign or transfer contractual rights in the trusts. The Company accounts for these plans in accordance with EITF No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested” (“EITF 97-14”). Pursuant to EITF 97-14, as of March 31, 2008 and December 31, 2007, the Company had recorded a deferred compensation liability of $36.8 million and $36.5 million, respectively. The change in the deferred compensation obligation related to changes in the fair value of the diversified investments held in trust and to earnings credited to participants recorded in compensation expense. The diversified investments held in the trusts were $33.0 million and $34.5 million as of March 31, 2008 and December 31, 2007, respectively, and are recorded at their fair value, based on quoted market prices. The change in the fair value of the diversified assets held in trust is recorded in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” as trading security income (loss) and is included in other income and expenses, net in the accompanying statements of income.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In November 2007, the FASB agreed to partially defer the effective date, for one year, of SFAS No. 157 for non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company has adopted the provisions of SFAS No. 157 as of January 1, 2008, for financial instruments. Although the adoption of SFAS No. 157 did not impact the Company’s financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements. The additional disclosure can be found in Note 14 of the financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which provides reporting entities an option to report certain financial instruments and other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective as of the beginning of a reporting entity’s first fiscal year beginning after November 15, 2007. The Company has not currently elected the fair value measurement option for any financial assets or liabilities that were not previously recorded at fair value.

In December 2007, the FASB issued SFAS No. 160 (“SFAS No. 160”), “Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51”. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, the adoption of this statement will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007) (SFAS 141R), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R will change the accounting for business combinations by requiring an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will also change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In June 2007, the FASB ratified EITF 06-11 “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF No. 06-11”). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF No. 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged The Company is currently evaluating the impact, if any, the adoption of this statement will have on our consolidated financial statements.

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this quarterly report constitute forward-looking statements within the meaning of the federal securities law. Generally, our use of words such as “expect,” “estimate,” “believe,” “anticipate,” “will,” “forecast,” “plan,” “project,” “assume” or similar words of futurity identify statements that are forward-looking and that we intend to be included within the Safe Harbor protections provided by Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are based on management’s current beliefs, assumptions and expectations regarding future events, which in turn are based on information currently available to management. Such statements may relate to projections for the Company’s revenue, earnings and other financial and operational measures, Company debt levels, payment of stock dividends, and future operations or other matters. We caution you not to place undue reliance on any forward-looking statements, which are made as of the date of this quarterly report. Forward-looking statements do not guarantee future performance and involve known and unknown risks, uncertainties and other factors.

Several factors could cause actual results, performance or achievements of the Company to differ materially from those expressed in or contemplated by the forward-looking statements. Such risks include, but are not limited to, changes to general, domestic and foreign economic conditions; operating risks common in the lodging and franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees; our ability to keep pace with improvements in technology utilized for reservations systems and other operating systems; fluctuations in the supply and demand for hotels rooms; and our ability to manage effectively our indebtedness among other factors. These and other risk factors are discussed in detail in Item 1A “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company’s foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including in certain circumstances the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which had a carrying value of $33.0 million and $34.5 million at March 31, 2008 and December 31, 2007, respectively, which we account for as trading securities under SFAS No. 115. The Company does not foresee any significant changes in exposure in these areas or in how such exposure is managed in the near future.

At March 31, 2008 and December 31, 2007, the Company had $279.2 million and $272.4 million of debt outstanding at a weighted average effective interest rate of 4.5% and 6.0%, respectively. A hypothetical change of 10% in the Company’s effective interest rate from March 31, 2008 levels would increase or decrease interest expense by $0.6 million. Prior to scheduled maturities, the Company expects to refinance its long-term debt obligations.

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

An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008, that materially affected, or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In April 2007, two federal securities law class actions were filed in the United States District Court for the District of Colorado on behalf of persons who purchased the Company’s stock between April 25, 2006, and July 26, 2006. These substantially similar lawsuits assert claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, against the Company, its current Vice Chairman and Chief Executive Officer, and its former Executive Vice President and Chief Financial Officer. These claims are related to the Company’s July 25, 2006 announcement of its results of operations for the second quarter of 2006.

Since the initial filings, the Company filed a motion to transfer the litigation from Colorado to the United States District Court for the District of Maryland. Additionally, one plaintiff has petitioned the Court to be named lead plaintiff in the dispute. On March 24, 2008, the United States District Court for the District of Colorado granted the Company’s motion to transfer the matter to the United States District Court for the District of Maryland. The Company has not responded to the complaints filed and is not required to do so until after a lead plaintiff is appointed and a consolidated complaint is filed. The District of Maryland has not entered an order on the pending plaintiff’s motion to be appointed lead plaintiff or set a schedule for the action. The Company believes that the allegations contained within these class action lawsuits are without merit and intends to vigorously defend the litigation.

The Company’s management does not expect that the outcome of any of its currently ongoing legal proceedings individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations or cash flow.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth purchases of Choice Hotels International, Inc. common stock made by the Company during the three months ended March 31, 2008.

Month Ending	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1),(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2008	9,810	$30.87	—	3,192,377
February 29, 2008	34,111	33.51	—	3,192,377
March 31, 2008	—	—	—	3,192,377

Total	43,921	$32.92	—	3,192,377

(1)	The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998.
(2)

During the three months ended March 31, 2008, the Company purchased 43,921 shares of common stock from employees to satisfy minimum tax-withholding requirements related to the vesting of restricted stock grants. These purchases were not part of the board repurchase authorization.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number and Description

Exhibit Number	Description
3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

3.02(a)	Amended and Restated Bylaws of Choice Hotels International, Inc.

4.01(l)	Senior Unsecured Revolving Credit Facility agreement dated June 16, 2006 among Choice Hotels International, Inc., Wachovia Bank, National Association, as Agents, SunTrust Bank, as Syndication Agent, Bank of America, N.A., as Documentation Agent, Wachovia Capital Markets, LLC, as Lead Arranger and Sole Book Manager, and the additional lenders named in the credit agreement

4.02(f)	Registration Agreement dated April 28, 1998 between Choice Hotels International, Inc. and Salomon Brothers, Inc., Bear Stearns & Co. Inc. and Lehman Brothers Inc.

4.03(f)	Indenture dated as of May 4, 1998, by and among Choice Hotels International, Inc., Quality Hotels Europe, Inc., QH Europe Partnership and Marine Midland Bank, as Trustee, with respect to the 7.125% Senior Notes due 2008

4.04(f)	Specimen certificate of 7.125% Senior Note due 2008 (Original Note) (Attached as an exhibit to the Indenture set forth as Exhibit 4.03)

4.05(f)	Specimen certificate of 7.125% Senior Note due 2008 (Exchange Note) (Attached as an exhibit to the Indenture set forth as Exhibit 4.03)

4.06(m)	Agreement to furnish certain debt agreements

10.01(n)	Second Amended and Restated Employment Agreement between Choice Hotels International, Inc. and Charles A. Ledsinger, Jr. dated December 20, 2005

10.02(i)	Amended and Restated Chairman’s Service Agreement dated May 4, 2004 by and between Choice Hotels International, Inc. and Stewart Bainum, Jr.

10.03(d)	Amended and Restated Employment Agreement dated April 13, 1999 by and between Choice Hotels International, Inc. and Thomas Mirgon

10.03A(p)	Amendment to Amended and Restated Employment agreement dated January 23, 2008 between Choice Hotels International, Inc. and Thomas Mirgon

10.04(e)	Choice Hotels International, Inc. 2006 Long- Term Incentive Plan

10.05(g)	Second Amended and Restated Employment Agreement dated April 13, 1999 between Choice Hotels International, Inc. and Michael J. DeSantis

10.05A(k)	Agreement and Release dated February 15, 2007, between Choice Hotels International, Inc. and Michael J. DeSantis

10.06(h)	Commercial Lease dated May 29, 1998 among Columbia Pike I, LLC and Colesville Road, LLC (each an assignee of Manor Care, Inc.) and Choice Hotels International, Inc.

10.07(j)	Employment Agreement dated June 3, 1999 between Choice Hotels International, Inc. and Joseph M. Squeri

10.07A(k)	Agreement and Release dated February 9, 2007, between Choice Hotels International, Inc. and Joseph M. Squeri

10.09(o)	Agreement and Amendment to Employment Agreement between Choice Hotels International, Inc. and Wayne Wielgus

10.10(c)	Amended and Restated Supplemental Executive Retirement Plan

10.11(b)	Choice Hotels International, Inc. Executive Deferred Compensation Plan

10.12(q)	Non-Competition, Non-Solicitation, and Severance Benefit Agreement between Choice Hotels International, Inc. and Bruce N. Haase

10.13(r)	Employment Agreement dated March 21, 2008, between Choice Hotels International, Inc. and Steven P. Joyce

10.13A(s)	Amended and Restated Employment Agreement dated April 30, 2008, between Choice Hotels International, Inc. and Steven P. Joyce

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Filed herewith
(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Registration Statement on Form S-4, filed August 31, 1998 (Reg. No. 333-62543).
(b)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003.
(c)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, filed April 2, 2001.
(d)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed on June 4, 1999.
(e)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on form 8-K dated May 1, 2006, filed on May 5, 2006.
(f)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q filed for the quarterly period ended March 31, 1998, filed on May 15, 1998.
(g)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1998, filed on August 16, 1999.
(h)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 30, 1999.
(i)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005.

(j)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed on August 16, 1999.
(k)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006, filed March 1, 2007.
(l)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated June 16, 2006, filed June 21, 2006.
(m)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 29, 2008.
(n)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated December 20, 2005, filed December 22, 2005.
(o)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated September 13, 2006, filed September 18, 2006.
(p)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated January 23, 2008, filed January 24, 2008.
(q)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated January 25, 2008, filed January 30, 2008.
(r)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated March 24, 2008, filed March 24, 2008.
(s)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated April 30, 2008, filed May 2, 2008.

(b) Reports on Form 8-K

The Company filed a report on Form 8-K, dated January 24, 2008, reporting that on January 23, 2008, the Company entered into an Amendment to the Amended and Restated Employment Agreement with Thomas Mirgon, the Company’s Senior Vice President Administration.

The Company filed a report on Form 8-K, dated January 30, 2008, reporting that on January 25, 2008, the Company entered into a Non-Competition, Non-Solicitation and Severance Benefit Agreement with Bruce Haase, the Company’s Senior Vice President Brand Operations and International.

The Company filed a report on Form 8-K, dated February 12, 2008, reporting a press release, dated February 12, 2008 had been issued reporting the Company’s earnings for the quarter and year ended December 31, 2007.

The Company filed a report on Form 8-K, dated February 15, 2008, reporting that on February 11, 2008, the Company’s Board of Directors appointed Scott A. Renschler as a Class III Director for a term expiring at the 2009 Annual Meeting of Shareholders.

The Company filed a report of Form 8-K, dated March 24, 2008, reporting that on March 21, 2008, the Company announced a management succession plan. Under this plan, effective May 1, 2008, Stephen P. Joyce, former Executive Vice President of Marriott International, Inc., will join the Company as President and Chief Operating Officer, and, effective immediately, Bruce N. Haase shall be promoted to Executive Vice President, Global Brand Operations. Charles A. Ledsinger, Jr. shall remain Chief Executive Officer until October 2008, at which time, during his term of employment, Mr. Joyce shall be nominated by the Board of Directors for election to the Board of Directors as a Class III director. The Company plans to name Mr. Joyce as President and Chief Executive Officer, with Mr. Ledsinger remaining as Vice Chairman.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

Date: May 12, 2008	By:	/s/ David L. White
David L. White
Senior Vice President, Chief Financial Officer & Treasurer