Form 10-Q
period 2008-06-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2008-08-07
CIK 1046311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Large accelerated filer  ☒    Accelerated filer  ☐     Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CLASS	SHARES OUTSTANDING AT JUNE 30, 2008
Common Stock, Par Value $0.01 per share	62,833,236

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES:
Royalty fees	$63,776	$59,176	$111,556	$102,504
Initial franchise and relicensing fees	8,146	7,649	14,190	12,580
Brand solutions	6,472	5,995	9,814	8,981
Marketing and reservation	85,336	80,592	153,762	141,379
Hotel operations	1,288	1,193	2,330	2,289
Other	2,102	1,886	4,323	3,687

Total revenues	167,120	156,491	295,975	271,420

OPERATING EXPENSES:
Selling, general and administrative	34,275	25,605	57,830	49,505
Depreciation and amortization	2,070	2,137	4,127	4,252
Marketing and reservation	85,336	80,592	153,762	141,379
Hotel operations	861	794	1,626	1,535

Total operating expenses	122,542	109,128	217,345	196,671

Operating income	44,578	47,363	78,630	74,749

OTHER INCOME AND EXPENSES, NET:
Interest expense	2,693	3,217	6,530	6,214
Interest and other investment (income) loss	(141)	(1,721)	927	(2,322)
Equity in net income of affiliates	(201)	(181)	(502)	(375)

Total other income and expenses, net	2,351	1,315	6,955	3,517

Income before income taxes	42,227	46,048	71,675	71,232
Income taxes	15,219	17,403	26,090	26,272

Net income	$27,008	$28,645	$45,585	$44,960

Weighted average shares outstanding-basic	62,181	65,475	61,966	65,627

Weighted average shares outstanding-diluted	62,863	66,599	62,733	66,823

Basic earnings per share	$0.43	$0.44	$0.74	$0.69

Diluted earnings per share	$0.43	$0.43	$0.73	$0.67

Cash dividends declared per share	$0.17	$0.15	$0.34	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 30, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$56,545	$46,377
Receivables (net of allowance for doubtful accounts of $3,614 and $4,213, respectively)	45,776	40,855
Deferred income taxes	1,982	2,387
Investments, employee benefit plans, at fair value	8,952	1,002
Income taxes receivable	—	1,698
Other current assets	15,856	13,632

Total current assets	129,111	105,951
Property and equipment, at cost, net	44,157	43,887
Goodwill	65,813	65,813
Franchise rights and other identifiable intangibles, net	30,586	31,979
Receivable – marketing fees	18,389	6,782
Investments, employee benefit plans, at fair value	24,321	33,488
Deferred income taxes	27,064	29,205
Other assets	9,314	11,279

Total assets	$348,755	$328,384

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$46,730	$55,288
Accrued expenses	31,348	40,907
Deferred revenue	52,796	48,660
Income taxes payable	5,278	1,659
Deferred compensation and retirement plan obligations	8,952	1,002

Total current liabilities	145,104	147,516

Long-term debt	264,300	272,378
Deferred compensation and retirement plan obligations	36,569	43,132
Other liabilities	17,982	22,419

Total liabilities	463,955	485,445

Commitments and contingencies
SHAREHOLDERS’ DEFICIT
Common stock, $0.01 par value, 160,000,000 shares authorized; 95,345,362 shares issued at June 30, 2008 and December 31, 2007 and 62,833,236 and 62,091,679 shares outstanding at June 30, 2008 and December 31, 2007, respectively	628	621
Additional paid-in capital	85,950	86,243
Accumulated other comprehensive income	1,248	346
Treasury stock (32,512,126 and 33,253,683 shares at June 30, 2008 and December 31, 2007, respectively), at cost	(781,311)	(798,110)
Retained earnings	578,285	553,839

Total shareholders’ deficit	(115,200)	(157,061)

Total liabilities and shareholders’ deficit	$348,755	$328,384

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, IN THOUSANDS)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,585	$44,960
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,127	4,252
Provision for bad debts	271	(528)
Non-cash stock compensation and other charges	7,795	6,891
Non-cash interest and other (income) loss	1,716	(1,598)
Dividends received from equity method investments	438	295
Equity in net income of affiliates	(502)	(375)
Changes in assets and liabilities, net of acquisitions:
Receivables	(5,107)	(3,654)
Receivable – marketing and reservation fees, net	(14,209)	1,731
Accounts payable	(8,558)	(277)
Accrued expenses	(9,685)	(12,678)
Income taxes payable/receivable	5,317	12,580
Deferred income taxes	2,518	(4,680)
Deferred revenue	4,136	1,817
Other assets	285	(1,278)
Other liabilities	3,772	9,688

Net cash provided by operating activities	37,899	57,146

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(5,460)	(5,786)
Acquisitions, net of cash acquired	—	(343)
Issuance of notes receivable	(1,684)	(3,255)
Collections of notes receivable	257	469
Purchases of investments, employee benefit plans	(6,068)	(5,701)
Proceeds from sale of investments, employee benefit plans	5,678	1,551
Other items, net	(52)	(359)

Net cash used in investing activities	(7,329)	(13,424)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(100,000)	(422)
Net borrowings pursuant to revolving credit facility	91,900	27,000
Purchase of treasury stock	(1,506)	(47,341)
Excess tax benefits from stock-based compensation	4,303	3,765
Dividends paid	(21,013)	(19,751)
Proceeds from exercise of stock options	5,914	4,516

Net cash used in financing activities	(20,402)	(32,233)

Net change in cash and cash equivalents	10,168	11,489
Cash and cash equivalents at beginning of period	46,377	35,841

Cash and cash equivalents at end of period	$56,545	$47,330

Supplemental disclosure of cash flow information:
Cash payments during the period for:
Income taxes, net of refunds	$13,168	$13,506
Interest	$6,833	$6,155
Non-cash financing activities:
Declaration of dividends	$21,140	$19,651
Issuance of restricted shares of common stock	$9,199	$5,935
Issuance of treasury stock to employee stock purchase plan	$186	$396

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. As of June 30, 2008 and December 31, 2007, $7.6 million and $12.5 million, respectively, of book overdrafts representing outstanding checks in excess of funds on deposit are included in accounts payable in the accompanying consolidated balance sheets.

The Company maintains cash balances in domestic banks, which at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation. In addition, the Company also maintains cash balances in international banks which do not provide deposit insurance.

2. Marketing Fees Receivable and Cumulative Reservation Fees Collected in Excess of Expenses

The marketing fees receivable at June 30, 2008 and December 31, 2007 was $18.4 million and $6.8 million, respectively. As of June 30, 2008 and December 31, 2007, cumulative reservation fees collected exceeded expenses by $5.2 million and $11.9 million, respectively, and the excess has been reflected as a long-term liability in the accompanying consolidated balance sheets. Depreciation and amortization expense attributable to marketing and reservation activities was $2.1 million and $1.9 million for the three months ended June 30, 2008 and 2007, respectively, and $4.1 million and $3.9 million for the six months ended June 30, 2008 and 2007, respectively. Interest expense attributable to reservation activities was $0.1 million for both the three months ended June 30, 2008 and 2007, and $0.1 million and $0.3 million for the six months ended June 30, 2008 and 2007, respectively.

3. Income Taxes

The effective income tax rate of 36.4% and 36.9% for the six months ended June 30, 2008 and June 30, 2007, respectively, differs from the statutory rate due to foreign income earned, which is taxed at lower rates than statutory federal income tax rates, state income taxes and certain federal and state income tax credits.

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

As of June 30, 2008 and December 31, 2007, the Company had $6.8 million and $6.7 million, respectively of total unrecognized tax benefits of which approximately $3.6 million would affect the effective tax rate if recognized. These unrecognized tax benefits relate principally to state tax filing positions and stock-based compensation deductions. The Company believes it is reasonably possible it will recognize tax benefits of up to $1.6 million within the next twelve months. This is due to the anticipated lapse of applicable statutes of limitations regarding state tax positions and stock-based compensation deductions.

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

Estimated interest and penalties related to the uncertain tax benefits are classified as a component of income tax expense in the consolidated statements of income and totaled $0.1 million and $0.3 million for the three months and six months ended June 30, 2008, respectively. Accrued interest and penalties were $1.5 million and $1.3 million as of June 30, 2008 and December 31, 2007, respectively.

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

4. Comprehensive Income

The differences between net income and comprehensive income are described in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2008	2007	2008	2007
Net income	$27,008	$28,645	$45,585	$44,960
Other comprehensive income, net of tax:
Amortization of pension related costs, net of tax
Prior service costs	6	7	13	14
Actuarial loss	17	7	34	20
Curtailment and remeasurement, net of tax	—	—	—	758
Foreign currency translation adjustment, net	422	319	877	391
Amortization of deferred gain on hedge, net	(5)	(16)	(22)	(33)

Other comprehensive income, net of tax	440	317	902	1,150

Comprehensive income	$27,448	$28,962	$46,487	$46,110

5. Capital Stock

Stock Options

The Company granted 0.2 million and approximately 45,000 options to certain officers of the Company at a fair value of $2.1 million and $0.5 million during the three months ended June 30, 2008 and 2007, respectively. The Company granted 0.6 million and 0.2 million options to certain officers of the Company during the six months ended June 30, 2008 and 2007 at a fair value of approximately $4.7 million and $2.6 million, respectively. The stock options granted by the Company had an exercise price equal to the market price of the Company’s common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2008 Grants	2007 Grants
Risk-free interest rate	2.79%	4.84%
Expected volatility	30.13%	32.31%
Expected life of stock option	4.4 years	4.5 years
Dividend yield	2.00%	1.49%
Requisite service period	4 years	4 years
Contractual life	7 years	7 years
Weighted average fair value of options granted	$8.11	$12.15

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

The aggregate intrinsic value of the stock options outstanding and exercisable at June 30, 2008 was $21.8 million and $21.7 million, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2008 and 2007 was $5.4 million and $8.0 million, respectively, and $12.7 million for each of the six month periods ended June 30, 2008 and 2007.

The Company received $3.1 million and $5.9 million in proceeds from the exercise of approximately 0.3 million and 0.6 million employee stock options during the three and six months ended June 2008, respectively. During the three and six months ended June 30, 2007, the Company received $2.8 million and $4.5 million in proceeds from the exercise of 0.3 million and 0.4 million employee stock options, respectively.

Restricted Stock

The following table is a summary of activity related to restricted stock grants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Restricted share grants	88,394	32,544	273,391	146,967
Weighted average grant date fair value per share	$34.86	$38.12	$33.65	$40.39
Aggregate grant date fair value ($000)	$3,081	$1,241	$9,199	$5,935
Restricted shares forfeited	31,508	7,693	43,866	25,790
Vesting service period of shares granted	3-4 years	3-4 years	3-5 years	3-4 years
Fair value of shares vested ($000)	$1,901	$463	$6,389	$5,437

Compensation expense related to the fair value of these awards is recognized straight-line over the requisite service period on those restricted stock grants that ultimately vest. The fair value of the 2008 grants is measured by the closing price of the Company’s common stock on the date of grant except for one grant in February 2008 which was measured by the average of the high and low market price of the Company’s common stock on the date of the grant. The fair value of the 2007 grants was measured by the average of the high and low market price of the Company’s common stock on the date of the grant. Restricted stock awards generally vest ratably over the service period beginning with the first anniversary of the grant date.

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

The following table is a summary of activity related to PVRSU grants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Performance vested restricted stock units granted	57,176	—	103,746	21,141
Weighted average grant date fair value per share	$34.98	$—	$34.17	$40.75
Aggregate grant date fair value ($000)	$2,000	$—	$3,545	$862
Requisite service period	5 years	$—	2-5 years	3 years
Stock units forfeited	26,001	—	26,001	—

A summary of stock-based award activity as of June 30, 2008, and changes during the six months ended are presented below:

	Six Months Ended June 30, 2008
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2008	2,483,276	$17.46		485,560	$34.45	67,988	$44.57
Granted	580,725	$33.97		273,391	$33.65	103,746	$34.17
Exercised/Vested	(551,006)	$10.73		(190,216)	$33.59	—	—
Forfeited/Expired	(69,389)	$40.44		(43,866)	$33.51	(26,001)	$43.94

Outstanding at June 30, 2008	2,443,606	$22.24	4.6 years	524,869	$35.00	145,733	$37.28

Options exercisable at June 30, 2008	1,498,911	$13.77	3.6 years

The components of the Company’s pretax stock-based compensation expense and associated income tax benefits are as follows for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2008	2007	2008	2007
Stock options	$1.5	$0.5	$2.8	$2.1
Restricted stock	2.5	1.5	3.8	3.0
Performance vested restricted stock units	0.3	0.1	0.8	0.5

Total	$4.3	$2.1	$7.4	$5.6

Income tax benefits	$1.6	$0.8	$2.8	$2.1

Stock-based compensation expense on stock option and performance vested restricted stock units made to a retirement eligible executive officer during the six months ended June 30, 2008 and 2007 was recognized upon issuance of the grants rather than over the awards’ vesting periods since the terms of these grants provide that the awards will vest upon retirement of the employee. Compensation costs for stock options and performance vested restricted stock related to vesting upon retirement eligibility totaled $1.3 million and $1.2 million for the six months ended June 30, 2008 and 2007, respectively. In addition, in conjunction with the acceleration of the Company’s management succession plan, restricted stock and stock option compensation expense for the three months ended June 30, 2008 includes $1.1 million and $0.8 million of additional stock compensation expense due to the acceleration of award vesting conditions and modification of award terms for an executive officer, respectively.

Dividends

On April 30, 2008, the Company declared a cash dividend of $0.17 per share (or approximately $10.6 million in the aggregate), which was paid on July 18, 2008 to shareholders of record on July 3, 2008. On February 11, 2008, the Company declared a cash dividend of $0.17 per share (or approximately $10.6 million in the aggregate), which was paid on April 18, 2008 to shareholders of record on April 4, 2008.

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

Stock Repurchase Program

The Company did not purchase any common stock during the three and six months ended June 30, 2008 under the share repurchase program. During the three and six months ended June 30, 2007, the Company purchased 0.7 million and 1.2 million shares of common stock under the share repurchase program at the total cost of $28.3 million and $46.1 million, respectively.

During the three and six months ended June 30, 2008, the Company redeemed 1,838 and 45,759 shares of common stock at a total cost of $0.1 million and $1.5 million, respectively, from employee awards to satisfy statutory minimum tax requirements from the vesting of restricted stock grants. During the three and six months ended June 30, 2007, the Company redeemed 2,160 and 31,139 shares of common stock at a total cost of $0.1 million and $1.3 million, respectively related to the vesting of restricted stock grants. These purchases were outside the share repurchase program initiated in June 1998.

6. Earnings Per Share

The following table reconciles the number of shares used in the basic and diluted earnings per share calculations.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2008	2007	2008	2007
Computation of Basic Earnings Per Share:
Net income	$27,008	$28,645	$45,585	$44,960

Weighted average shares outstanding-basic	62,181	65,475	61,966	65,627

Basic earnings per share	$0.43	$0.44	$0.74	$0.69

Computation of Diluted Earnings Per Share:
Net income for diluted earnings per share	$27,008	$28,645	$45,585	$44,960
Weighted average shares outstanding-basic	62,181	65,475	61,966	65,627
Effect of Dilutive Securities:
Employee stock option and restricted stock plan	682	1,124	767	1,196

Weighted average shares outstanding-diluted	62,863	66,599	62,733	66,823

Diluted earnings per share	$0.43	$0.43	$0.73	$0.67

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share assumes dilution and is computed based on the weighted-average number of common shares outstanding after consideration of the dilutive effect of stock options and unvested restricted stock. The effect of dilutive securities is computed using the treasury stock method and average market prices during the period. However, at June 30, 2008 and 2007, PVRSUs totaling 145,733 and 70,921 were excluded from the computation since the performance conditions had not been met at the reporting date. In addition the Company excluded 0.9 million and 0.4 million anti-dilutive options from the computation for diluted earnings per share for both the three and six months ended June 30, 2008 and June 30, 2007, respectively.

7. Pension Plans

The Company sponsors an unfunded non-qualified defined benefit plan (“SERP”) for certain senior executives. No assets are held with respect to the plan, therefore benefits are funded as paid to participants. Effective December 31, 2006, the Company began accounting for the SERP in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS

No. 158”). For the three and six months ended June 30, 2008, the Company recorded $0.3 million and $0.6 million, respectively for the expenses related to the SERP which are included in selling, general and administrative expense in the accompanying consolidated statements of income. For the three and six months ended June 30, 2007, the Company recorded $0.2 million and $0.8 million, respectively for the expenses related to the SERP. Based on participant elections at June 30, 2008, no benefit payments are currently scheduled through December 31, 2008.

The following table presents the components of net periodic benefit costs for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2008	2007	2008	2007
Components of net periodic pension cost:
Service cost	$144	$128	$289	$268
Interest cost	120	94	240	191
Amortization:
Prior service cost	10	10	20	22
Loss	28	13	55	33

	302	245	604	514
Curtailment	—	—	—	248

Net periodic pension cost	$302	$245	$604	$762

The 2008 monthly net periodic pension costs are approximately $101,000. The components of projected pension costs for the year ended December 31, 2008 are as follows:

(in thousands)
Components of net periodic pension cost
Service cost	$579
Interest cost	479
Amortization:
Prior service cost	41
Loss	109

Net periodic pension cost	$1,208

The following is a reconciliation of the changes in the projected benefit obligation for the six months ended June 30, 2008:

(in thousands)
Projected benefit obligation, December 31, 2007	$7,671
Service cost	289
Interest cost	240

Projected benefit obligation, June 30, 2008	$8,200

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit costs at June 30, 2008 are as follows:

(in thousands)
Transition asset (obligation)	$—
Prior service cost	(573)
Accumulated loss	(1,549)

Total	$(2,122)

Curtailment

During the six months ended June 30, 2007, the Company recognized a curtailment loss due to the termination of certain senior executive officers from the Company. The curtailment loss was equal to the unrecognized prior service costs attributed to these employees’ expected aggregate future services which totaled approximately $248,000.

8. Debt

On June 16, 2006, the Company entered into a new $350 million senior unsecured revolving credit agreement (the “Revolver”), with a syndicate of lenders. The proceeds from the Revolver were used to refinance and terminate a previous revolving credit facility. The Revolver allows the Company to borrow, repay and reborrow revolving loans up to $350 million (which includes swingline loans for up to $20 million and standby letters of credit up to $30 million) until the scheduled maturity date of June 16, 2011. The Company has the ability to request an increase in available borrowings under the Revolver by an additional amount of up to $150 million by obtaining the agreement of the existing lenders to increase their lending commitments or by adding additional lenders. The rate of interest generally applicable for revolving loans under the Revolver are, at the Company’s option, equal to either (i) the greater of the prime rate or the federal funds effective rate plus 50 basis points, or (ii) an adjusted LIBOR rate plus a margin between 22 and 70 basis points based on the Company’s credit rating. The Revolver requires the Company to pay a quarterly facility fee, based upon the credit rating of the Company, at a rate between 8 and 17 1/2 basis points, on the full amount of the commitment (regardless of usage). The Revolver also requires the payment of a quarterly usage fee, based upon the credit rating of the Company, at a rate between 10 and 12 1/2 basis points, on the amount outstanding under the commitment, at all times when the amount borrowed under the Revolver exceeds 50% of the total commitment. The Revolver includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage. The Revolver also restricts the Company’s ability to make certain investments, incur certain debt, and dispose of assets, among other restrictions. As of June 30, 2008, the Company had $260.0 million of revolving loans outstanding pursuant to the Revolver and the Company was in compliance with all covenants.

In 1998, the Company completed a $100 million senior unsecured note offering (“ Senior Notes”) at a discount of $0.6 million, bearing a coupon rate of 7.13% with an effective rate of 7.22%. Interest on the Senior Notes was paid semi-annually. The Senior Notes matured on May 1, 2008 and the Company repaid the Senior Notes by utilizing the available capacity of the Revolver. In conjunction with the repayment of the Senior Notes, the Company’s seven wholly-owned domestic subsidiaries that had guaranteed the Senior Notes were each released from their obligations.

The Company has a line of credit with a bank providing an aggregate of $10 million of borrowings, which is due upon demand. The line of credit ranks pari-pasu (or equally) with the Revolver. Borrowings under the line of credit bear interest rates established at the time of borrowing based on prime rate minus 175 basis points. There was $4.3 million outstanding under the line of credit at June 30, 2008. Borrowings under this line of credit have been classified as a long-term liability at June 30, 2008, since the Company has the ability and intent to repay the outstanding borrowings by utilizing the available capacity of the Revolver.

As of June 30, 2008, total debt outstanding for the Company was $264.3 million. With the exception of the $4.3 million borrowed under the Company’s line of credit, which is due upon demand, no outstanding debt amounts at June 30, 2008 were scheduled to mature in the twelve months ending June 30, 2009.

9. Deferred Revenue

Deferred revenue consists of the following:

	June 30, 2008	December 31, 2007
	(In thousands)
Loyalty programs	$47,456	$43,488
Initial, relicensing and franchise fees	3,575	4,151
Brand solution fees	1,765	1,021

Total	$52,796	$48,660

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

The following table presents the financial information for the Company’s franchising segment:

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
(In thousands)	Franchising	Corporate & Other	Consolidated	Franchising	Corporate & Other	Consolidated
Revenues	$165,832	$1,288	$167,120	$155,298	$1,193	$156,491
Operating income (loss)	$61,201	$(16,623)	$44,578	$58,400	$(11,037)	$47,363

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
(In thousands)	Franchising	Corporate & Other	Consolidated	Franchising	Corporate & Other	Consolidated
Revenues	$293,645	$2,330	$295,975	$269,131	$2,289	$271,420
Operating income (loss)	$104,590	$(25,960)	$78,630	$97,971	$(23,222)	$74,749

11. Commitments and Contingencies

The Company is a defendant in a number of lawsuits arising in the ordinary course of business. In the opinion of management and the Company’s legal counsel, the ultimate outcome of such litigation will not have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

In April 2007, two putative federal securities law class actions were filed in the United States District Court for the District of Colorado on behalf of persons who purchased the Company’s stock between April 25, 2006, and July 26, 2006. These substantially-similar lawsuits assert claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, against the Company, its current Vice Chairman and former Chief Executive Officer, and its former Executive Vice President and Chief Financial Officer. These claims are related to the Company’s July 25, 2006 announcement of its results of operations for the second quarter of 2006.

Since the initial filings, the Company’s motion to transfer the litigation from Colorado to the United States District Court for the District of Maryland was granted. The United States District Court for the District of Maryland has also granted a lead plaintiff motion; the lead plaintiff is the Macomb County Employees’ Retirement System. On July 14, 2008, the Court granted the parties’ Stipulation Regarding Filing of Consolidated Amended Complaint and Responses. The parties agreed that a Consolidated Amended Complaint would be filed by August 1, 2008, that the Company would file its responsive pleading by September 30, 2008, that the lead plaintiff would file any opposition by December 1, 2008, and that the Company would file any reply by January 15, 2009. The Company believes that the allegations contained within these class action lawsuits are without merit and intends to vigorously defend the litigation.

In May 2007, the Company guaranteed $1 million of a bank loan funding a franchisee’s construction of a Cambria Suites in Green Bay, Wisconsin. The guaranty was scheduled to expire in August 2010. In April 2008, the Company was released from its obligations under the May 2007 guaranty, and simultaneously issued a new $1 million guaranty, in connection with a loan refinancing for the same franchisee’s Cambria Suites in Green Bay, Wisconsin. The newly issued guaranty expires in June 2010. The Company has received personal guarantees from several of the franchisee’s principal owners related to the repayment of any amounts paid by the Company under this guaranty.

In June 2008, the Company guaranteed $1 million of a bank loan funding a franchisee’s construction of a Cambria Suites in Columbus, Ohio. The guaranty will terminate on the earlier of (i) the repayment of all outstanding obligations under the bank loan that it supports (the current initial loan term runs through June 2013), or (ii) or when the franchisee achieves certain debt service coverage ratios outlined in the underlying bank loan agreement. The Company has received a pledge of an equity interest in the entity constructing the property as well as personal guarantees from several of the franchisee’s principal owners related to the repayment of any amounts paid by the Company under this guaranty.

In July 2008, the Company guaranteed $1 million of a bank loan funding a franchisee’s construction of a Cambria Suites in Noblesville, Indiana. The guaranty will terminate on the earlier of (i) the repayment of all outstanding obligations under the bank loan that it supports (the current initial loan term runs through September 2011), or (ii) or when the franchisee achieves certain debt service coverage ratios outlined in the underlying bank loan agreement. The Company has received a pledge of an equity interest in the entity constructing the property as well as personal guarantees from several of the franchisee’s principal owners related to the repayment of any amounts paid by the Company under this guaranty.

In the ordinary course of business, the Company enters into numerous agreements that contain standard indemnities whereby the Company indemnifies another party for breaches of representations and warranties. Such indemnifications are granted under various agreements, including those governing (i) purchases or sales of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks, (iv) access to credit facilities, (v) issuances of debt or equity securities, and (vi) other operating agreements. The indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) franchisees in licensing agreements, (iv) financial institutions in credit facility arrangements, (v) underwriters in debt or equity security issuances and (vi) parties under certain operating agreements. In addition, these parties are also generally indemnified against any third party claim resulting from the transaction that is contemplated in the underlying agreement. While some of these indemnities extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under these indemnities, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these indemnifications as the triggering events are not subject to predictability. With respect to certain of the aforementioned indemnities, such as indemnifications of landlords against third party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates potential liability.

12. Termination Charges

During the three and six months ended June 30, 2008, the Company recorded a charge of $6.1 million in selling, general and administrative expenses related to the acceleration of the Company’s management succession plan. The expenses include salary and benefits continuation of approximately $4.2 million, $1.1 million of accelerated share-based compensation and $0.8 million related to the modification of stock option award terms. Benefits payable to the executive were accounted for under SFAS No. 112 “Employer’s Accounting for Post-employment Benefits” (“SFAS No. 112”). At June 30, 2008, approximately $4.2 million of benefits remained unpaid and are included as current and non-current liabilities in the Company’s consolidated financial statements. The Company expects $2.0 million of benefits to be paid within the next twelve months.

During the first quarter of 2007, the Company recorded a $3.7 million charge in selling, general and administrative expenses for employee termination benefits relating to the termination of certain executive officers. Termination benefits include salary continuation of approximately $2.5 million, SERP curtailment expenses of $0.2 million and $1.0 million of accelerated share-based compensation. Termination benefits payable to the executives were accounted under SFAS No. 112. At June 30, 2008, approximately $0.2 million of termination benefits remained and are included in current liabilities in the Company’s consolidated financial statements.

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

The Company’s investments associated with its employee benefit plans consist of investments that are either publicly traded or for which market prices are readily available.

	Fair Value Measurements at Reporting Date Using
	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Observable Inputs (Level 3)
Assets (in thousands)
Investments, employee benefits plans, at a fair value—current	$8,952	$8,857	$95	$—
Investments, employee benefits plans, at a fair value—long-term	24,321	22,217	$2,104	$—

Total Assets	$33,273	$31,074	$2,199	$—

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, the adoption of this statement will have on our consolidated financial statements.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP 142-3 on its consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company is currently evaluating the impact, if any, the adoption of this statement will have on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact, if any, the adoption of this statement will have on our consolidated financial statements.

14. Subsequent Events

In July 2008, the Company guaranteed $1 million of a bank loan funding a franchisee’s construction of a Cambria Suites in Noblesville, Indiana. The guaranty will terminate on the earlier of (i) the repayment of all outstanding obligations under the bank loan that it supports (the current initial loan term runs through September 2011), or (ii) or when the franchisee achieves certain debt service coverage ratios outlined in the underlying bank loan agreement. In addition, the Company entered into a $1.2 million promissory note with this franchisee for the purposes of funding a portion of the hotel construction costs. The note bears interest at variable rates and accrued interest and principal are due to the Company in July 2011. The Company has received a pledge of an equity interest in the entity constructing the property as well as personal guarantees from several of the franchisee’s principal owners related to the repayment of any amounts paid by the Company under this guaranty or default under the terms of the promissory note.

On July 31, 2008, the Company made a $2.5 million loan to a principal owner of a franchisee to support the development of a Cambria Suites property in New York, New York. The loan was made pursuant to a promissory note payable to the Company bearing interest at 14% per annum. Accrued interest and principal are due to the Company on September 30, 2008 or earlier upon the occurrence of certain accelerating events defined in the promissory note. The Company has received personal guarantees from the borrowing franchisee owner and certain other affiliated entities, as well as a pledge of membership interests in other entities controlled by the borrowing party.

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

Overview

We are a hotel franchisor with franchise agreements representing 5,708 hotels open and 1,096 hotels under development as of June 30, 2008, with 463,665 rooms and 89,116 rooms, respectively, in 49 states, the District of Columbia and 40 countries and territories outside the United States. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Sleep Inn®, Econo Lodge®, Rodeway Inn® , MainStay Suites®, Suburban Extended Stay Hotel® and Cambria Suites® (collectively, the “Choice brands”).

The Company conducts its international franchise operations through a combination of direct franchising and master franchising arrangements which allow the use of the Choice brands by third parties in foreign countries. The Company has made equity investments in certain non-domestic lodging franchise companies that conduct franchise operations for the Choice brands under master franchising relationships. As a result of our use of master franchising relationships and international market conditions, total revenues from international operations comprised only 8% of our total revenues for both the three and six month periods ended June 30, 2008 while representing approximately 20% of hotels open at June 30, 2008.

On January 31, 2008, the Company terminated the master franchise agreement with The Real Hotel Company PLC (“RHC”) related to RHC’s franchised hotels under the Choice brands in the United Kingdom. In conjunction with the termination of the master franchise agreement, the Company acquired the RHC’s franchise contracts under the master franchise agreement and commenced direct franchising operations in the United Kingdom. This transaction enables the Company to continue its strategy of more closely directing the growth of our franchise operations in the United Kingdom.

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

With a focus on hotel franchising instead of ownership, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our business provides opportunities to improve operating results by increasing the number of franchised hotel rooms and effective royalty rates of our franchise contracts resulting in increased initial fee revenue; ongoing royalty fees and brand solutions revenues. In addition, our operating results can also be improved through our company-wide efforts related to improving property level performance. The Company estimates that based on its current domestic portfolio of hotels under franchise that a 1% change in RevPAR or rooms under franchise would increase or decrease royalty revenues by approximately $2.4 million and a 1 basis point change in the Company’s effective royalty rate would increase or decrease domestic royalties by approximately $0.5 million. In addition to these revenues, we also collect marketing and reservation fees to support centralized marketing and reservation activities for the franchise system. As a lodging franchisor, the Company has relatively low capital expenditure requirements.

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

Our Company articulates its mission as a commitment to our franchisees’ profitability by providing them with hotel franchises that generate the highest return on investment of any hotel franchise. We have developed an operating system dedicated to our franchisees’ success that focuses on delivering guests to our franchised hotels and reducing costs for our hotel owners. We strive every day to continuously improve our franchise offerings to enhance our franchisees’ profitability.

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

Maximizing Financial Returns and Creating Value for Shareholders. Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. We believe our strong and predictable cash flows create a strong financial position that provides us a competitive advantage. Currently, our business does not require significant capital to operate and grow, therefore, we can maintain a capital structure that generates high financial returns and use our excess cash flow to increase returns to our shareholders. We have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. Through June 30, 2008, we have repurchased 38.6 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $895.9 million since the program’s inception. Considering the effect of the two-for-one stock split, the Company has repurchased 71.5 million shares at an average price of $12.52 per share through June 30, 2008. At June 30, 2008 the Company had 3.2 million shares remaining under the current stock repurchase authorization of the board of directors. Upon completion of the current authorization, our board of directors will evaluate the propriety of additional share repurchases. During the three and six months ended June 30, 2008, we paid cash dividends totaling approximately $10.6 million and $21.0 million, respectively, and we presently expect to continue to pay dividends in the future. On April 30, 2008, our board of directors declared a cash dividend of $0.17 on outstanding common shares payable on July 18, 2008 to shareholders of record on July 3, 2008. Based on our present dividend rate and outstanding share count, aggregate annual dividends for 2008 would be approximately $42.3 million.

Our Board has authorized us to enter into programs which permit us to offer investment, financing and guaranty support to qualified franchisees to incent multi-unit franchise development in top markets primarily for the Company’s Cambria Suites and extended stay brands. We expect to opportunistically deploy this capital over the next several years. Our current expectation is that our annual investment in these programs would range from $20 to $40 million beginning in 2009 (2008 investment in these programs is not expected to be significant), depending on market and other conditions. In addition to these programs, the Company expects to continue to return value to its shareholders through a combination of share repurchases and dividends, also subject to market and other conditions.

We believe these value drivers, when properly implemented, will enhance our profitability, maximize our financial returns and continue to generate value for our shareholders. The ultimate measure of our success will be reflected in the items below.

Results of Operation: Royalty fees, operating income, net income and diluted earnings per share (“EPS”) represent key measurements of these value drivers. In the three months ended June 30, 2008, royalty fees revenue totaled $63.8 million, an 8% increase from the same period in 2007. Operating income totaled $44.6 million for the three months ended June 30, 2008, a $2.8 million or 6% decline from the same period in 2007. Net income decreased $1.6 million or 6% from the same period of the prior year to $27.0 million. Diluted earnings per share for the quarter ended June 30, 2008 were $0.43 compared to $0.43 for the three months ended June 30, 2007. Results for the three months ended June 30, 2008 include charges to selling, general and administrative expenses totaling $6.1 million (approximately $0.06 diluted EPS) resulting from the previously announced acceleration of the Company’s management succession plan. These measurements will continue to be a key management focus in 2008 and beyond.

Refer to MD&A heading “Operations Review” for additional analysis of our results.

Liquidity and Capital Resources: The Company generates significant cash flows from operations. In the six months ended June 30, 2008 and 2007, net cash provided by operating activities was $37.9 million and $57.1 million, respectively. Since our business does not currently require significant reinvestment of capital, we utilize cash in ways that management believes provide the greatest returns to our shareholders, which include share repurchases and dividends. We believe the Company’s cash flow from operations and available financing capacity is sufficient to meet the expected future operating, investing and financing needs of the business.

Refer to MD&A heading “Liquidity and Capital Resources” for additional analysis.

Operations Review

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2008 and June 30, 2007

The Company recorded net income of $27.0 million for the three months ended June 30, 2008, a $1.6 million, or 6% decline from the $28.6 million for the quarter ended June 30, 2007. The decrease in net income for the three months ended June 30, 2008, is primarily attributable to a $2.8 million or 6% decline in operating income over the same period of the prior year and a lower appreciation in the fair value of investments held in the Company’s non-qualified employee benefit plans compared to the prior year period. These declines were partially offset by lower effective borrowing rates and a decline in the Company’s effective income tax rate from 37.8% to 36.0%. Operating income declined due to an $8.7 million or 34% increase in selling, general and administrative expenses partially offset by a $5.8 million or 7.8% increase in franchising revenues (total revenues excluding marketing and reservations revenues and hotel operations). Selling, general and administrative expenses increased from $25.6 million in the three months ended June 30, 2007 to $34.3 million for the same period of 2008 primarily due to a $6.1 million charge incurred during the second quarter of 2008 resulting from the acceleration of the Company’s previously announced management succession plan.

Summarized financial results for the three months ended June 30, 2008 and 2007 are as follows:

(in thousands, except per share amounts)	2008	2007
REVENUES:
Royalty fees	$63,776	$59,176
Initial franchise and relicensing fees	8,146	7,649
Brand solutions	6,472	5,995
Marketing and reservation	85,336	80,592
Hotel operations	1,288	1,193
Other	2,102	1,886

Total revenues	167,120	156,491

OPERATING EXPENSES:
Selling, general and administrative	34,275	25,605
Depreciation and amortization	2,070	2,137
Marketing and reservation	85,336	80,592
Hotel operations	861	794

Total operating expenses	122,542	109,128

Operating income	44,578	47,363

OTHER INCOME AND EXPENSES, NET:
Interest expense	2,693	3,217
Interest and other investment income	(141)	(1,721)
Equity in net income of affiliates	(201)	(181)

Total other income and expenses, net	2,351	1,315

Income before income taxes	42,227	46,048
Income taxes	15,219	17,403

Net income	$27,008	$28,645

Weighted average shares outstanding – diluted	62,863	66,599

Diluted earnings per share	$0.43	$0.43

Management analyzes its business based on franchising revenues, which is total revenues excluding marketing and reservation revenues and hotel operations, and franchise operating expenses that are reflected as selling, general and administrative expenses.

Franchising Revenues: Franchising revenues were $80.5 million for the three months ended June 30, 2008 compared to $74.7 million for the three months ended June 30, 2007. The growth in franchising revenues is primarily due to an 8% increase in royalty revenues, a 6% increase in initial franchise and relicensing fees, an 8% increase in brand solutions revenues and an 11% increase in other income.

Domestic royalty fees for the three months ended June 30, 2008 increased $3.0 million to $56.9 million from $53.9 million in the three months ended June 30, 2007, an increase of 6%. The increase in royalties is attributable to a combination of factors including a 5.2% increase in the number of domestic franchised hotel rooms, a 0.7% increase in RevPAR and an increase in the effective royalty rate of the domestic hotel system from 4.14% to 4.20%. System-wide RevPAR increases resulted primarily from average daily rate (“ADR”) increases of 3.6% over the prior year partially offset by a 170 basis point decline in occupancy rates.

A summary of the Company’s domestic franchised hotels operating information is as follows:

	For the Three Months Ended June 30, 2008*			For the Three Months Ended June 30, 2007*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR
Comfort Inn	$79.05	62.1%	$49.11	$75.62	63.9%	$48.29	4.5%	(180)bps	1.7%
Comfort Suites	90.19	64.4%	58.12	87.54	67.8%	59.36	3.0%	(340)bps	(2.1)%
Sleep	72.44	62.5%	45.26	69.74	65.4%	45.63	3.9%	(290)bps	(0.8)%

Midscale without Food & Beverage	80.61	62.7%	50.53	77.32	64.9%	50.18	4.3%	(220)bps	0.7%

Quality	70.79	54.0%	38.22	68.96	55.4%	38.19	2.7%	(140)bps	0.1%
Clarion	83.88	52.7%	44.16	80.13	53.1%	42.51	4.7%	(40)bps	3.9%

Midscale with Food & Beverage	73.64	53.7%	39.54	71.58	54.8%	39.24	2.9%	(110)bps	0.8%

Econo Lodge	53.96	47.5%	25.63	52.85	48.4%	25.55	2.1%	(90)bps	0.3%
Rodeway	52.83	47.9%	25.30	51.47	46.1%	23.71	2.6%	180bps	6.7%

Economy	53.67	47.6%	25.55	52.56	47.8%	25.14	2.1%	(20)bps	1.6%

MainStay	74.00	66.9%	49.50	69.53	69.7%	48.43	6.4%	(280)bps	2.2%
Suburban	43.15	67.6%	29.16	40.39	70.7%	28.56	6.8%	(310)bps	2.1%

Extended Stay	51.15	67.4%	34.47	46.65	70.5%	32.88	9.6%	(310)bps	4.8%

Total	$73.57	57.4%	$42.22	$70.98	59.1%	$41.92	3.6%	(170)bps	0.7%

*	Operating statistics represent hotel operations from March through May

The number of domestic rooms on-line increased to 364,635 as of June 30, 2008 from 346,712 as of June 30, 2007, an increase of 5.2%. The total number of domestic hotels on-line grew 6.2% to 4,593 as of June 30, 2008 from 4,326 as of June 30, 2007.

A summary of domestic hotels and rooms on-line at June 30, 2008 and 2007 by brand is as follows:

	June 30, 2008		June 30, 2007		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	% Hotels	% Rooms
Comfort Inn	1,449	113,230	1,424	111,230	25	2,000	1.8%	1.8%
Comfort Suites	504	39,155	453	35,494	51	3,661	11.3%	10.3%
Sleep	353	26,179	340	25,338	13	841	3.8%	3.3%

Midscale without Food & Beverage	2,306	178,564	2,217	172,062	89	6,502	4.0%	3.8%

Quality	868	82,120	783	75,840	85	6,280	10.9%	8.3%
Clarion	170	23,099	161	23,378	9	(279)	5.6%	(1.2)%

Midscale with Food & Beverage	1,038	105,219	944	99,218	94	6,001	10.0%	6.0%

Econo Lodge	834	51,947	819	49,882	15	2,065	1.8%	4.1%
Rodeway	319	18,761	256	15,412	63	3,349	24.6%	21.7%

Economy	1,153	70,708	1,075	65,294	78	5,414	7.3%	8.3%

MainStay	32	2,448	29	2,166	3	282	10.3%	13.0%
Suburban	57	6,930	60	7,853	(3)	(923)	(5.0)%	(11.8)%

Extended Stay	89	9,378	89	10,019	—	(641)	0.0%	(6.4)%

Cambria Suites	7	766	1	119	6	647	600.0%	543.7%

Total Domestic Franchises	4,593	364,635	4,326	346,712	267	17,923	6.2%	5.2%

International rooms on-line declined slightly to 99,030 as of June 30, 2008 from 99,114 as of June 30, 2007. The total number of international hotels on-line declined from 1,148 as of June 30, 2007 to 1,115 as of June 30, 2008.

As of June 30, 2008, the Company had 992 franchised hotels with 80,292 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 858 hotels and 67,740 rooms at June 30, 2007. The number of new construction franchised hotels in the Company’s domestic pipeline increased 18% to 720 at June 30, 2008 from 611 at June 30, 2007. The Company had an additional 104 franchised hotels with 8,824 rooms under construction, awaiting conversion or approved for development in its international system as of June 30, 2008 compared to 85 hotels and 8,007 rooms at June 30, 2007. While the Company’s hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.

A summary of the domestic franchised hotels under construction, awaiting conversion or approved for development at June 30, 2008 and 2007 by brand is as follows:

	June 30, 2008 Units			June 30, 2007 Units			Variance
							Conversion		New Construction		Total
	Conversion	New Construction	Total	Conversion	New Construction	Total	Units	%	Units	%	Units	%
Comfort Inn	50	128	178	42	121	163	8	19%	7	6%	15	9%
Comfort Suites	3	280	283	3	240	243	—	—%	40	17%	40	16%
Sleep Inn	2	149	151	—	108	108	2	NM	41	38%	43	40%

Midscale without Food & Beverage	55	557	612	45	469	514	10	22%	88	19%	98	19%

Quality	81	16	97	68	11	79	13	19%	5	45%	18	23%
Clarion	36	9	45	23	7	30	13	57%	2	29%	15	50%

Midscale with Food & Beverage	117	25	142	91	18	109	26	29%	7	39%	33	30%

Econo Lodge	43	3	46	44	4	48	(1)	(2)%	(1)	(25)%	(2)	(4)%
Rodeway	54	3	57	61	1	62	(7)	(11)%	2	200%	(5)	(8)%

Economy	97	6	103	105	5	110	(8)	(8)%	1	20%	(7)	(6)%

MainStay	2	35	37	1	33	34	1	100%	2	6%	3	9%
Suburban	1	36	37	5	30	35	(4)	(80)%	6	20%	2	6%

Extended Stay	3	71	74	6	63	69	(3)	(50)%	8	13%	5	7%

Cambria Suites	—	61	61	—	56	56	—	NM	5	9%	5	9%

	272	720	992	247	611	858	25	10%	109	18%	134	16%

There were 84 net domestic franchise additions during the three months ended June 30, 2008 compared to 72 net domestic franchise additions during the three months ended June 30, 2007. Gross domestic franchise additions increased from 122 for the three months ended June 30, 2007 to 137 for the same period in 2008. Net domestic franchise terminations increased slightly to 53 for the three months ended June 30, 2008 from 50 for the same period of the prior year. The Company continues to execute its strategy to replace franchised hotels that do not meet our brand standards or are underperforming in their market. As the competition gets stronger and more focused on limited service franchising, the Company will continue to focus on improving its system of hotels and utilizing the domestic hotels under development as a strong platform for continued system growth.

International royalties increased $1.5 million or 28% from $5.3 million in the second quarter of 2007 to $6.8 million for the same period in 2008 primarily due to the commencement of direct franchising operations in the United Kingdom and foreign currency fluctuations.

New domestic franchise agreements executed in the three months ended June 30, 2008 totaled 198 representing 16,093 rooms compared to 176 agreements representing 14,493 rooms executed in the second quarter of 2007. During the second quarter of 2008, 72 of the executed agreements were for new construction hotel franchises, representing 5,514 rooms, compared to 68 contracts, representing 5,570 rooms for the same period a year ago. Conversion hotel franchise executed contracts totaled 126 representing 10,579 rooms for the three months ended June 30, 2008 compared to 108 agreements representing 8,923 rooms for the same period a year ago. Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise agreements increased 21% to $5.8 million for the three months ended June 30, 2008 from $4.8 million for the three months ended June 30, 2007. The increased revenues primarily reflect an increase in executed agreements compared to the same period of the prior year.

A summary of executed domestic franchise agreements by brand for the three months ended June 30, 2008 and 2007 is as follows:

	For the Three Months Ended June 30, 2008			For the Three Months Ended June 30, 2007			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	11	18	29	11	17	28	0%	6%	4%
Comfort Suites	27	—	27	26	2	28	4%	(100)%	(4)%
Sleep	21	—	21	8	1	9	163%	(100)%	133%

Midscale without Food & Beverage	59	18	77	45	20	65	31%	(10)%	18%

Quality	2	47	49	4	28	32	(50)%	68%	53%
Clarion	4	11	15	2	15	17	100%	(27)%	(12)%

Midscale with Food & Beverage	6	58	64	6	43	49	0%	35%	31%

Econo Lodge	—	20	20	1	15	16	(100)%	33%	25%
Rodeway	1	30	31	—	28	28	NM	7%	11%

Economy	1	50	51	1	43	44	0%	16%	16%

MainStay	—	—	—	4	1	5	(100)%	(100)%	(100)%
Suburban	2	—	2	3	1	4	(33)%	(100)%	(50)%

Extended Stay	2	—	2	7	2	9	(71)%	(100)%	(78)%

Cambria Suites	4	—	4	9	—	9	(56)%	NM	(56)%

Total Domestic System	72	126	198	68	108	176	6%	17%	13%

Relicensing fees are charged to the new property owner of a franchised property whenever an ownership change occurs and the property remains in the franchise system. Relicensing contracts declined 8% from 96 in the second quarter of 2007 to 88 for the three months ended June 30, 2008. As a result of the decline in contracts and the mix of brands relicensing, relicensing revenues declined 21% from $2.9 million for the three months ended June 30, 2007 to $2.3 million for the three months ended June 30, 2008.

Brand solutions revenue increased $0.5 million or 8% for the three months ended June 30, 2008 to $6.5 million compared to the same period of the prior year resulting from the growth in our system size which positively impacts the volume of business transacted with our endorsed vendors as well as higher interest, participation and fees from our endorsed vendors for booths at our 2008 annual franchisee convention.

Other income increased $0.2 million or 11% to $2.1 million for the three months ended June 30, 2008 compared to the same period last year primarily due to higher liquidated damage collections related to the early termination of franchise agreements.

Selling General and Administrative Expenses: The cost to operate the franchising business is reflected in selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $34.3 million for the three months ended June 30, 2008, an $8.7 million increase from the three months ended June 30, 2007. As a percentage of revenues, excluding marketing and reservation fees and hotel operations, total SG&A expenses were 42.6% for the three months ended June 30, 2008 compared to 34.3% for the three months ended June 30, 2007. SG&A expenses increased primarily due to a $6.1 million charge that was incurred related to the acceleration of the Company’s previously announced management succession plan.

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

Total marketing and reservations revenues were $85.3 million and $80.6 million for the three months ended June 30, 2008 and 2007, respectively. Depreciation and amortization attributable to marketing and reservation activities were $2.1 million for the three months ended June 30, 2008 compared to $1.9 million for the three months ended June 30, 2007. Interest expense attributable to reservation activities was $0.1 million for both the three month periods ended June 30, 2008 and 2007. As of June 30, 2008 and December 31, 2007, the Company’s balance sheet includes a receivable of $18.4 million and $6.8 million, respectively, resulting from the cumulative marketing expenses incurred in excess of accumulated marketing fees earned. These receivables are recorded as assets in the financial statements as the Company has the contractual authority to require that the franchisees in the system at any given point repay the Company for any deficits related to marketing and reservation activities. The Company’s current franchisees are legally obligated to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue. The Company has no present intention to accelerate repayment of the deficit from current franchisees. A payable has been recorded in the Company’s balance sheet within other long-term liabilities related to cumulative reservation fee revenues received in excess of reservation fee expenses incurred totaling $5.2 million and $11.9 million at June 30, 2008 and December 31, 2007, respectively. Cumulative reservation and marketing fees not expended are recorded as a payable on the financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements.

Other Income and Expenses, Net: Other income and expenses, net, increased $1.0 million to an expense of $2.4 million for the three months ended June 30, 2008 compared to the same period of the prior year. Interest expense decreased $0.5 million from $3.2 million for the three months ended June 30, 2007 to $2.7 million for the same period of 2008. Interest expense decreased due to a decline in the Company’s weighted average interest rate from 6.42% as of June 30, 2007 to 3.04% as of June 30, 2008. The decline in the weighted average interest rate is due primarily to the Company’s repayment of its Senior Notes with proceeds from the Revolver. Interest and other investment income declined $1.6 million primarily due to the performance of investments held in the Company’s non-qualified employee benefit plans compared to the prior year period.

Income Taxes: The Company’s effective income tax rate was 36.0% for three months ended June 30, 2008, compared to an effective income tax rate of 37.8% for the three months ended June 30, 2007. The effective income tax rate for 2008 decreased primarily due to the increase in the proportion of foreign income over the prior year period, which generally is taxed at lower rates than statutory US federal income tax rates. Depending on the outcome of certain income tax contingencies up to an additional $1.6 million of additional tax benefits may be reflected in our 2008 results of operations from the resolution of tax contingency reserves.

Net income for the three months ended June 30, 2008 decreased by 6% to $27.0 million, and diluted earnings per share remained at $0.43 for the three months ended June 30, 2008.

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2008 and June 30, 2007

The Company recorded net income of $45.6 million for the six months ended June 30, 2008, a $0.6 million, or 1% increase from the $45.0 million for the six months ended June 30, 2007. The increase in net income for the six months ended June 30, 2008, is primarily attributable to a $3.9 million or 5% increase in operating income over the same period of the prior year partially offset by a decline in the fair value of investments held in the Company’s non-qualified employee benefit plans compared to an appreciation of these investments in the prior year period. Operating income increased as a result of a $12.1 million or 9.5% increase in franchising revenues (total revenues excluding marketing and reservations revenues and hotel operations) partially offset by an $8.3 million increase in selling, general and administrative expenses (“SG&A”). SG&A increased from $49.5 million in the six months ended June 30, 2007 to $57.8 million for the same period of 2008. SG&A expenses for the six months ended June 30, 2008 include a $6.1 million charge related to the Company’s acceleration of a previously announced management succession plan. In addition, SG&A expenses for the six months ended June 30, 2007 include termination benefits totaling $3.7 million resulting from the separation of certain executive officers.

Summarized financial results for the six months ended June 30, 2008 and 2007 are as follows:

(in thousands, except per share amounts)	2008	2007
REVENUES:
Royalty fees	$111,556	$102,504
Initial franchise and relicensing fees	14,190	12,580
Brand solutions	9,814	8,981
Marketing and reservation	153,762	141,379
Hotel operations	2,330	2,289
Other	4,323	3,687

Total revenues	295,975	271,420

OPERATING EXPENSES:
Selling, general and administrative	57,830	49,505
Depreciation and amortization	4,127	4,252
Marketing and reservation	153,762	141,379
Hotel operations	1,626	1,535

Total operating expenses	217,345	196,671

Operating income	78,630	74,749

OTHER INCOME AND EXPENSES, NET:
Interest expense	6,530	6,214
Interest and other investment (income) loss	927	(2,322)
Equity in net income of affiliates	(502)	(375)

Total other income and expenses, net	6,955	3,517

Income before income taxes	71,675	71,232
Income taxes	26,090	26,272

Net income	$45,585	$44,960

Weighted average shares outstanding – diluted	62,733	66,823

Diluted earnings per share	$0.73	$0.67

Management analyzes its business based on franchising revenues, which is total revenues excluding marketing and reservation revenues and hotel operations, and franchise operating expenses that are reflected as selling, general and administrative expenses.

Franchising Revenues: Franchising revenues were $139.9 million for the six months ended June 30, 2008 compared to $127.8 million for the six months ended June 30, 2007. The growth in franchising revenues is primarily due to a 9% increase in royalty revenues, a 13% increase in initial franchise and relicensing fees, a 9% increase in brand solutions revenue and a 17% increase in other income.

Domestic royalty fees for the six months ended June 30, 2008 increased $6.5 million to $99.3 million from $92.8 million in the six months ended June 30, 2007, an increase of 7%. The increase in royalties is attributable to a combination of factors including a 5.2% increase in the number of domestic franchised hotel rooms, a 1.4% increase in RevPAR and an increase in the effective royalty rate of the domestic hotel system from 4.14% to 4.20%. System-wide RevPAR increases resulted primarily from average daily rate (“ADR”) increases of 4% over the prior year partially offset by a 130 basis point decline in occupancy rates.

A summary of the Company’s domestic franchised hotels operating information is as follows:

	For the Six Months Ended June 30, 2008*			For the Six Months Ended June 30, 2007*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR
Comfort Inn	$76.67	56.4%	$43.22	$73.42	57.6%	$42.29	4.4%	(120)bps	2.2%
Comfort Suites	88.35	59.3%	52.41	85.64	62.4%	53.45	3.2%	(310)bps	(1.9)%
Sleep	70.33	56.4%	39.66	67.32	58.7%	39.55	4.5%	(230)bps	0.3%

Midscale without Food & Beverage	78.41	57.0%	44.71	75.19	58.8%	44.18	4.3%	(180)bps	1.2%

Quality	68.85	48.7%	33.56	66.62	49.6%	33.03	3.3%	(90)bps	1.6%
Clarion	82.06	47.0%	38.58	77.42	47.2%	36.57	6.0%	(20)bps	5.5%

Midscale with Food & Beverage	71.73	48.4%	34.69	69.18	49.0%	33.90	3.7%	(60)bps	2.3%

Econo Lodge	52.63	43.1%	22.66	51.36	43.9%	22.52	2.5%	(80)bps	0.6%
Rodeway	51.40	44.6%	22.93	49.87	42.6%	21.23	3.1%	200bps	8.0%

Economy	52.31	43.4%	22.72	51.04	43.6%	22.24	2.5%	(20)bps	2.2%

MainStay	71.77	62.7%	44.99	67.91	64.0%	43.47	5.7%	(130)bps	3.5%
Suburban	42.19	63.5%	26.81	39.58	67.2%	26.59	6.6%	(370)bps	0.8%

Extended Stay	49.77	63.3%	31.52	45.47	66.5%	30.23	9.5%	(320)bps	4.3%

Total	$71.63	52.2%	$37.36	$68.89	53.5%	$36.83	4.0%	(130)bps	1.4%

*	Operating statistics represent hotel operations from December through May

There were 148 net domestic franchise additions during the six months ended June 30, 2008 compared to 115 net domestic franchise additions during the six months ended June 30, 2007. Gross domestic franchise additions increased from 215 for the six months ended June 30, 2007 to 247 for the same period in 2008. Net domestic franchise terminations were 99 for the six months ended June 30, 2008 compared to 100 for the same period of the prior year. The Company continues to execute its strategy to replace franchised hotels that do not meet our brand standards or are underperforming in their market. As the competition gets stronger and more focused on limited service franchising, the Company will continue to focus on improving its system of hotels and utilizing the domestic hotels under development as a strong platform for continued system growth.

International royalties increased $2.5 million or 26% from $9.7 million in the first six months of 2007 to $12.2 million for the same period in 2008 primarily due to the commencement of direct franchising operations in the United Kingdom and foreign currency fluctuations.

New domestic franchise agreements executed in the six months ended June 30, 2008 totaled 331 representing 27,290 rooms compared to 287 agreements representing 23,593 rooms executed in the first six months of 2007. During the first six months of 2008, 116 of the executed agreements were for new construction hotel franchises, representing 8,687 rooms, compared to 109 contracts, representing 8,890 rooms for the same period a year ago. Conversion hotel franchise executed contracts totaled 215 representing 18,603 rooms for the six months ended June 30, 2008 compared to 178 agreements representing 14,703 rooms for the same period a year ago. Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise agreements increased 27% to $9.5 million for the six months ended June 30, 2008 from $7.5 million for the six months ended June 30, 2007. The increased revenues primarily reflect an increase in executed agreements over the same period of the prior year.

A summary of executed domestic franchise agreements by brand for the six months ended June 30, 2008 and 2007 is as follows:

	For the Six Months Ended June 30, 2008			For the Six Months Ended June 30, 2007			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	22	27	49	16	20	36	38%	35%	36%
Comfort Suites	42	3	45	40	3	43	5%	0%	5%
Sleep	32	2	34	16	1	17	100%	100%	100%

Midscale without Food & Beverage	96	32	128	72	24	96	33%	33%	33%

Quality	2	75	77	5	63	68	(60)%	19%	13%
Clarion	5	21	26	4	21	25	25%	0%	4%

Midscale with Food & Beverage	7	96	103	9	84	93	(22)%	14%	11%

Econo Lodge	1	39	40	2	28	30	(50)%	39%	33%
Rodeway	2	48	50	—	39	39	NM	23%	28%

Economy	3	87	90	2	67	69	50%	30%	30%

MainStay	1	—	1	4	1	5	(75)%	(100)%	(80)%
Suburban	4	—	4	7	2	9	(43)%	(100)%	(56)%

Extended Stay	5	—	5	11	3	14	(55)%	(100)%	(64)%

Cambria Suites	5	—	5	15	—	15	(67)%	NM	(67)%

Total Domestic System	116	215	331	109	178	287	6%	21%	15%

Relicensing contracts increased 15% from 158 for the six months ending June 30, 2007 to 182 for the six months ended June 30, 2008. Relicensing fees declined 6% to $4.7 million for the six months ended June 30, 2008 from $5.0 million for the six months ended June 30, 2007, primarily due to lower average relicensing fees.

Brand solutions revenue increased $0.8 million or 9% for the six months ended June 30, 2008 to $9.8 million compared to the same period of the prior year resulting from the growth in our system size which positively impacts the volume of business transacted with our endorsed vendors as well as higher interest, participation and fees from our endorsed vendors for booths at our 2008 annual franchisee convention.

Other income increased $0.6 million or 17% to $4.3 million for the six months ended June 30, 2008 compared to the same period last year primarily due to higher liquidated damage collections related to the early termination of franchise agreements.

Selling General and Administrative Expenses: The cost to operate the franchising business is reflected in selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $57.8 million for the six months ended June 30, 2008, an $8.3 million increase from the six months ended June 30, 2007. As a percentage of revenues, excluding marketing and reservation fees and hotel operations, total SG&A expenses were 41.3% for the six months ended June 30, 2008 compared to 38.8% for the six months ended June 30, 2007. SG&A as a percentage of franchise revenues increased primarily due to a $6.1 million charge in the second quarter of 2008 related to the Company’s acceleration of a previously announced management succession plan. In addition, SG&A expenses for the six months ended June 30, 2007 include termination benefits totaling $3.7 million resulting from the separation of certain executives.

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

Total marketing and reservations revenues were $153.8 million and $141.4 million for the six months ended June 30, 2008 and 2007, respectively. Depreciation and amortization attributable to marketing and reservation activities were $4.1 million for the six months ended June 30, 2008 compared to $3.9 million for the six months ended June 30, 2007. Interest expense attributable to reservation activities was $0.1 million and $0.3 million for the six month periods ended June 30, 2008 and 2007, respectively.

Other Income and Expenses, Net: Other income and expenses, net, increased $3.4 million to an expense of $7.0 million for the six months ended June 30, 2008 from the same period in 2007. Interest expense increased by $0.3 million from $6.2 million for the six months ended June 30, 2007 to $6.5 million for the same period in 2008. Interest expense increased due to higher average outstanding borrowings during the quarter. The Company’s weighted average interest rate as of June 30, 2008 was 3.04% compared to 6.42% as of June 30, 2007. Interest and other investment income declined $3.2 million primarily due to a decline in the fair value of investments held in the Company’s non-qualified employee benefit plans compared to an appreciation of these investments in the prior year period.

Income Taxes: The Company’s effective income tax rate was 36.4% for six months ended June 30, 2008, compared to an effective income tax rate of 36.9% for the six months ended June 30, 2007. The effective income tax rate for 2008 decreased primarily due to an increase in the proportion of foreign income over the prior year period, which generally is taxed at lower rates than statutory US federal income tax rates. Depending on the outcome of certain income tax contingencies up to an additional $1.6 million of additional tax benefits may be reflected in our 2008 results of operations from the resolution of tax contingency reserves.

Net income: Net income for the six months ended June 30, 2008 increased by 1% to $45.6 million, and diluted earnings per share increased 9.0% to $0.73 for the six months ended June 30, 2008 from $0.67 reported for the six months ended June 30, 2007.

Liquidity and Capital Resources

Net cash provided by operating activities was $37.9 million and $57.1 million for the six months ended June 30, 2008 and 2007, respectively. The decline in cash flows from operating activities primarily reflects the timing of working capital items compared to the prior year and investments in marketing and reservation activities.

Net cash advanced (provided) related to marketing and reservations activities totaled $14.2 million and ($1.7) million during the six months ended June 30, 2008 and 2007, respectively. Cash advances related primarily to the timing of advertising and promotional costs spending versus fees collected and the seasonality of the business. Based on the current economic conditions, the Company expects marketing and reservation activities to be a use of cash ranging between $8 million and $10 million in 2008.

Cash used in investing activities for the six months ended June 30, 2008 and 2007 was $7.3 million and $13.4 million, respectively. During the six months ended June 30, 2008 and 2007, capital expenditures totaled $5.5 million and $5.8 million, respectively. Capital expenditures for 2008 primarily include upgrades of system-wide property and yield management systems, improvements to Company facilities and the purchase of computer software and equipment. In addition, the Company provides financing to franchisees for property improvements, hotel development efforts and other purposes. During the six months ended June 30, 2008 and 2007, the Company advanced $1.7 million and $3.3 million, respectively for these purposes. At June 30, 2008, the Company had commitments to extend an additional $7.9 million for these purposes provided certain conditions are met by its franchisees, of which $2.7 million is expected to be advanced in 2008.

Financing cash flows relate primarily to the Company’s borrowings under its credit lines, treasury stock purchases and dividends. On June 16, 2006, the Company entered into a new $350 million senior unsecured revolving credit agreement (the “Revolver”), with a syndicate of lenders. The Revolver allows the Company to borrow, repay and reborrow revolving loans up to $350 million (which includes swingline loans for up to $20 million and standby letters of credit of up to $30 million) until the scheduled maturity date of June 16, 2011. The Company has the ability to request an increase in available borrowings under the Revolver by an additional amount of up to $150 million by obtaining the agreement of the existing lenders to increase their lending commitments or by adding additional lenders. The rate of interest generally applicable for revolving loans under the Revolver are, at the Company’s option, equal to either (i) the greater of the prime rate or the federal funds effective rate plus 50 basis points, or (ii) an adjusted LIBOR rate plus a margin between 22 and 70 basis points based on the Company’s credit rating. The Revolver requires the Company to pay a quarterly facility fee, based upon the credit rating of the Company, at a rate between 8 and 17 1/2 basis points, on the full amount of the commitment (regardless of usage). The Revolver also requires the payment of a quarterly usage fee, based upon the credit rating of the Company, at a rate between 10 and 12 1/2 basis points, on the amount outstanding under the commitment, at all times when the amount borrowed under the Revolver exceeds 50% of the total commitment. The Revolver includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage. The Revolver also restricts the Company’s ability to make certain investments, incur certain debt, and dispose of assets, among other restrictions. As of June 30, 2008, the Company had $260 million of revolving loans outstanding pursuant to the Revolver and was in compliance with all covenants.

The proceeds of the Revolver are used for general corporate purposes, including working capital, debt repayment, stock repurchases, dividends and investments.

In 1998, the Company completed a $100 million senior unsecured note offering (“ Senior Notes”) at a discount of $0.6 million, bearing a coupon rate of 7.13% with an effective rate of 7.22%. Interest on the Senior Notes was paid semi-annually. The Senior Notes matured on May 1, 2008 and the Company repaid the Senior Notes by utilizing the available capacity of the Revolver. In conjunction with the repayment of the Senior Notes, the Company’s seven wholly-owned domestic subsidiaries that had guaranteed the Senior Notes were each released from their obligations.

The Company has a line of credit with a bank providing an aggregate of $10 million of borrowings, which is due upon demand. The line of credit ranks pari-pasu (or equally) with the Revolver. Borrowings under the line of credit bear interest rates established at the time of borrowing based on prime rate minus 175 basis points. There was $4.3 million outstanding under the line of credit at June 30, 2008. Borrowings under this line of credit have been classified as a long-term liability at June 30, 2008, since the Company has the ability and intent to repay the outstanding borrowings by utilizing the available capacity of the Revolver.

As of June 30, 2008, total debt outstanding for the Company was $264.3 million. With the exception of the $4.3 million borrowed under the Company’s line of credit, which is due upon demand, no outstanding debt amounts at June 30, 2008 were scheduled to mature in the twelve months ending June 30, 2009.

On April 30, 2008, the Company declared a cash dividend of $0.17 per share (or approximately $10.6 million in the aggregate), which was paid on July 18, 2008 to shareholders of record on July 3, 2008. Dividends paid in the six months ended June 30, 2008 were approximately $21.0 million. We expect dividends paid in 2008 to be approximately $42.3 million.

Through June 30, 2008, the Company had purchased 38.6 million shares (including 33.0 million prior to the 2 for 1 stock split effected in October 2005) of common stock under the Company’s share repurchase program at a total cost of $895.9 million. Considering the effect of the two-for-one stock split, the Company has repurchased 71.5 million shares at an average price of $12.52 per share. During the six months ended June 30, 2008, the Company purchased no shares under its repurchase program. At June 30, 2008, the Company had approximately 62.8 million shares of common stock outstanding and had remaining under its repurchase program authorization to purchase up to 3.2 million shares.

Our Board has authorized us to enter into programs which permit us to offer investment, financing and guaranty support to qualified franchisees to incent multi-unit franchise development in top markets primarily for the Company’s Cambria Suites and extended stay brands. We expect to opportunistically deploy this capital over the next several years. Our current expectation is that our annual investment in these programs would range from $20 to $40 million beginning in 2009 (2008 investment in these programs is not expected to be significant), depending on market and other conditions. In addition to these programs, the Company expects to continue to return value to its shareholders through a combination of share repurchases and dividends, also subject to market and other conditions.

As of June 30, 2008, the Company had $6.8 million of total unrecognized tax benefits of which approximately $3.6 million would affect the effective tax rate if recognized. These unrecognized tax benefits relate principally to state tax filing positions and stock-based compensation deductions. The Company believes it is reasonably possible it will recognize tax benefits of up to $1.6 million within the next twelve months. This is due to the anticipated lapse of applicable statutes of limitations regarding state tax positions and stock-based compensation deductions.

The Company believes that cash flows from operations and available financing capacity are adequate to meet the expected future operating, investing and financing needs of the business.

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

The Company may also enter into master development agreements (“MDAs”) with developers that grant limited exclusive development rights and preferential franchise agreement terms for one-time, non-refundable fees. When these fees are not contingent upon the number of agreements executed under the MDAs, the Company accounts for these up-front fees in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” (“SAB No. 104”) and recognizes the up-front fees over the MDAs’ contractual life.

Initial franchise and relicensing fees are recognized, in most instances, in the period the related franchise agreement is executed because the initial franchise and relicensing fees are non-refundable and the Company has no obligations related to the franchisee prior to hotel opening. We defer the initial franchise and relicensing fee revenue related to franchise agreements which include incentives until the incentive criteria are met or the agreement is terminated, whichever occurs first.

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

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”, (“FIN 48”). FIN 48 clarifies FASB Statement No. 109, “Accounting for Income Taxes” by prescribing a recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 was recorded in retained earnings and other accounts as applicable. Uncertain tax benefits of $7.1 million were recorded against tax contingencies and additional paid-in capital as of January 1, 2007, which represents a $3.1 million increase in tax contingencies recorded as of December 31, 2006. Accrued interest and penalties of $0.1 million were recorded against retained earnings as of January 1, 2007.

Estimated interest and penalties related to the uncertain tax benefits are classified as a component of income tax expense in the consolidated statements of income and totaled $0.3 million for both the six months ended June 30, 2008 and 2007. Accrued interest and penalties were $1.5 million and $1.3 million as of June 30, 2008 and December 31, 2007, respectively.

As of June 30, 2008 and December 31, 2007, the Company had $6.8 and $6.7 million, respectively of total unrecognized tax benefits of which approximately $3.6 million would affect the effective tax rate if recognized. These unrecognized tax benefits relate principally to state tax filing positions and stock-based compensation deductions. The Company believes it is reasonably possible it will recognize tax benefits of up to $1.6 million within the next twelve months. This is due to the anticipated lapse of applicable statutes of limitations regarding state tax positions and stock-based compensation deductions.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2003. Substantially all material state and local and foreign income tax matters have been concluded for years through 2003. U.S. federal income tax returns for 2004 through 2006 are currently open for examination

Pension, Profit Sharing and Incentive Plans

The Company sponsors two non-qualified retirement savings and investment plans for certain employees and senior executives. Employee and Company contributions are maintained in separate irrevocable trusts. Legally, the assets of the trusts remain those of the Company; however, access to the trusts’ assets is severely restricted. The trusts’ cannot be revoked by the Company or an acquirer, but the assets are subject to the claims of the Company’s general creditors. The participants do not have the right to assign or transfer contractual rights in the trusts. The Company accounts for these plans in accordance with EITF No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested” (“EITF 97-14”). Pursuant to EITF 97-14, as of June 30, 2008 and December 31, 2007, the Company had recorded a deferred compensation liability of $37.3 million and $36.5 million, respectively. The change in the deferred compensation obligation related to changes in the fair value of the diversified investments held in trust and to earnings credited to participants is recorded in compensation expense. The diversified investments held in the trusts were $33.3 million and $34.5 million as of June 30, 2008 and December 31, 2007, respectively, and are recorded at their fair value, based on quoted market prices. The change in the fair value of the diversified assets held in trust is recorded in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” as trading security income (loss) and is included in other income and expenses, net in the accompanying statements of income.

The Company sponsors an unfunded non-qualified defined benefit plan (“SERP”) for certain senior executives. No assets are held with respect to the plan; therefore benefits are funded as paid to participants. Effective December 31, 2006, the Company accounts for the SERP in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. Based on participant elections at June 30, 2008, no benefit payments are currently scheduled through December 31, 2008.

Stock Compensation

The Company accounts for share-based payment transactions in accordance with SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In November 2007, the FASB agreed to partially defer the effective date, for one year, of SFAS No. 157 for non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company has adopted the provisions of SFAS No. 157 as of January 1, 2008, for financial instruments. Although the adoption of SFAS No. 157 did not impact the Company’s financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements. The additional disclosure can be found in Note 13 of the financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, the adoption of this statement will have on our consolidated financial statements.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP 142-3 on its consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company is currently evaluating the impact, if any, the adoption of this statement will have on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact, if any, the adoption of this statement will have on our consolidated financial statements.

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this quarterly report constitute forward-looking statements within the meaning of federal securities law. Generally, our use of words such as “expect,” “estimate,” “believe,” “anticipate,” “will,” “forecast,” “plan,” “project,” “assume” or similar words of futurity identify statements that are forward-looking and that we intend to be included within the Safe Harbor protections provided by Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are based on management’s current beliefs, assumptions and expectations regarding future events, which in turn are based on information currently available to management. Such statements may relate to projections for the Company’s revenue, earnings and other financial and operational measures, Company debt levels, payment of stock dividends, and future operations or other matters. We caution you not to place undue reliance on any forward-looking statements, which are made as of the date of this quarterly report. Forward-looking statements do not guarantee future performance and involve known and unknown risks, uncertainties and other factors.

Several factors could cause actual results, performance or achievements of the Company to differ materially from those expressed in or contemplated by the forward-looking statements. Such risks include, but are not limited to, changes to general, domestic and foreign economic conditions; operating risks common in the lodging and franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees; our ability to keep pace with improvements in technology utilized for reservations systems and other operating systems; fluctuations in the supply and demand for hotels rooms; and our ability to manage effectively our indebtedness, among other factors. These and other risk factors are discussed in detail in Item 1A “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company’s foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including in certain circumstances the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which had a carrying value of $33.3 million and $34.5 million at June 30, 2008 and December 31, 2007, respectively, which we account for as trading securities under SFAS No. 115. The Company does not foresee any significant changes in exposure in these areas or in how such exposure is managed in the near future.

At June 30, 2008 and December 31, 2007, the Company had $264.3 million and $272.4 million of debt outstanding at a weighted average effective interest rate of 3.04% and 6.0%, respectively. A hypothetical change of 10% in the Company’s effective interest rate from June 30, 2008 levels would increase or decrease interest expense by $0.8 million. Prior to scheduled maturities, the Company expects to refinance its long-term debt obligations.

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

An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2008, that materially affected, or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In April 2007, two putative federal securities law class actions were filed in the United States District Court for the District of Colorado on behalf of persons who purchased the Company’s stock between April 25, 2006, and July 26, 2006. These substantially similar lawsuits assert claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, against the Company, its current Vice Chairman and former Chief Executive Officer, and its former Executive Vice President and Chief Financial Officer. These claims are related to the Company’s July 25, 2006 announcement of its results of operations for the second quarter of 2006.

Since the initial filings, the Company’s motion to transfer the litigation from Colorado to the United States District Court for the District of Maryland was granted. The United States District Court for the District of Maryland has also granted a lead plaintiff motion; the lead plaintiff is the Macomb County Employees’ Retirement System. On July 14, 2008, the Court granted the parties’ Stipulation Regarding Filing of Consolidated Amended Complaint and Responses. The parties agreed that a Consolidated Amended Complaint would be filed by August 1, 2008, that the Company would file its responsive pleading by September 30, 2008, that the lead plaintiff would file any opposition by December 1, 2008, and that the Company would file any reply by January 15, 2009. The Company believes that the allegations contained within these class action lawsuits are without merit and intends to vigorously defend the litigation.

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

Issuer Purchases of Equity Securities

The following table sets forth purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the six months ended June 30, 2008.

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1),(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2008	9,810	$30.87	—	3,192,377
February 29, 2008	34,111	33.51	—	3,192,377
March 31, 2008	—	—	—	3,192,377
April 30, 2008	—	—	—	3,192,377
May 31, 2008	1,304	33.20	—	3,192,377
June 30, 2008	534	31.07	—	3,192,377

Total	45,759	$32.91	—	3,192,377

(1)	The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998.
(2)

During the six months ended June 30, 2008, the Company redeemed 45,759 shares of common stock from employees to satisfy minimum tax-withholding requirements related to the vesting of restricted stock grants. These redemptions were not part of the board repurchase authorization.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on April 30, 2008. At the meeting, Stewart Bainum, Jr., Ervin R. Shames and Gordon A. Smith were each elected to a three-year term expiring in 2011. The terms of the following directors continued after the meeting:

John T. Schwieters

William L. Jews

David C. Sullivan

Fiona Dias

Charles A. Ledsinger, Jr.

Scott Renschler

Stephen P. Joyce

The Company’s shareholders voted to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.

The following table summarizes the results of the voting for each matter voted upon at the annual meeting.

	Votes Cast
	For	Against	Withheld	Abstentions	Broker Non- Votes
Election of Stewart Bainum, Jr.	56,409,579	—	1,755,368	—	—
Election of Ervin R. Shames	58,017,223	—	147,724	—	—
Election of Gordon A. Smith	57,706,574	—	458,373	—	—
Ratification of Appointment of PricewaterhouseCoopers LLP	58,082,834	28,308	—	53,805	—

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number and Description

Exhibit Number	Description
3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

3.02(a)	Amended and Restated Bylaws of Choice Hotels International, Inc.

10.1(b)	Amended and Restated Employment Agreement dated April 30, 2008, between Choice Hotels International, Inc. and Stephen P. Joyce

10.2(c)	Third Amended and Restated Employment Agreement dated June 26, 2008 between Choice Hotels International, Inc. and Charles A. Ledsinger, Jr.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Filed herewith
(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Registration Statement on Form S-4, filed August 31, 1998 (Reg. No. 333-62543).
(b)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated April 30, 2008, filed May 2, 2008.
(c)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated June 27, 2008, filed June 27, 2008

(b) Reports on Form 8-K

The Company filed a report on Form 8-K, dated April 28, 2008, reporting that a press release dated April 28, 2008 had been issued reporting the Company’s earnings for the three months ended March 31, 2008.

The Company filed a report on Form 8-K, dated May 2, 2008, reporting that on April 30, 2008, the Company entered into an Amended and Restated Employment Agreement with Stephen P. Joyce, the Company’s newly appointed President and Chief Operating Officer.

The Company filed a report on Form 8-K on June 27, 2008, reporting that the Company is accelerating its management succession plan, previously announced on March 21, 2008. Accordingly, effective June 27, 2008, the Board of Directors named Stephen P. Joyce President and Chief Executive Officer, replacing Charles A. Ledsinger, Jr. who will continue with the Company as a non-executive employee and Vice Chairman of the Board of Directors. In connection with the appointment of Mr. Joyce as Chief Executive Officer, the Board of Directors has approved, and the Company entered into, a Third Amended and Restated Employment Agreement with Mr. Ledsinger, dated June 26, 2008, which amends certain provisions of Mr. Ledsinger’s Second Amended and Restated Employment Agreement, dated December 20, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

Date: August 5, 2008	By:	/s/ David L. White
David L. White
Senior Vice President, Chief Financial Officer & Treasurer