Form 10-Q
period 2008-09-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2008-11-10
CIK 1046311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CLASS	SHARES OUTSTANDING AT SEPTEMBER 30, 2008
Common Stock, Par Value $0.01 per share	62,865,034

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUES:
Royalty fees	$76,595	$73,219	$188,151	$175,723
Initial franchise and relicensing fees	7,012	8,902	21,202	21,482
Procurement services (formerly brand solutions)	3,836	3,622	13,650	12,603
Marketing and reservation	100,811	85,485	254,573	226,864
Hotel operations	1,353	1,196	3,683	3,485
Other	1,604	2,675	5,927	6,362

Total revenues	191,211	175,099	487,186	446,519

OPERATING EXPENSES:
Selling, general and administrative	25,579	24,230	83,409	73,735
Depreciation and amortization	2,038	2,158	6,165	6,410
Marketing and reservation	100,811	85,485	254,573	226,864
Hotel operations	914	867	2,540	2,402

Total operating expenses	129,342	112,740	346,687	309,411

Operating income	61,869	62,359	140,499	137,108

OTHER INCOME AND EXPENSES, NET:
Interest expense	2,157	3,992	8,687	10,206
Interest and other investment (income) loss	2,402	(534)	3,329	(2,856)
Equity in net income of affiliates	(436)	(462)	(938)	(837)

Total other income and expenses, net	4,123	2,996	11,078	6,513

Income before income taxes	57,746	59,363	129,421	130,595
Income taxes	21,831	20,969	47,921	47,241

Net income	$35,915	$38,394	$81,500	$83,354

Weighted average shares outstanding-basic	62,316	63,556	62,084	64,929

Weighted average shares outstanding-diluted	62,887	64,602	62,778	66,077

Basic earnings per share	$0.58	$0.60	$1.31	$1.28

Diluted earnings per share	$0.57	$0.59	$1.30	$1.26

Cash dividends declared per share	$0.185	$0.17	$0.525	$0.47

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$62,527	$46,377
Receivables (net of allowance for doubtful accounts of $3,978 and $4,213, respectively)	48,919	40,855
Deferred income taxes	6,673	2,387
Investments, employee benefit plans, at fair value	10,676	1,002
Income taxes receivable	—	1,698
Other current assets	16,693	13,632

Total current assets	145,488	105,951
Property and equipment, at cost, net	43,654	43,887
Goodwill	65,813	65,813
Franchise rights and other identifiable intangibles, net	29,069	31,979
Receivable – marketing fees	12,256	6,782
Investments, employee benefit plans, at fair value	19,524	33,488
Deferred income taxes	24,059	29,205
Other assets	10,067	11,279

Total assets	$349,930	$328,384

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$38,987	$55,288
Accrued expenses	36,500	40,907
Deferred revenue	49,897	48,660
Income taxes payable	16,679	1,659
Deferred compensation and retirement plan obligations	11,033	1,002

Total current liabilities	153,096	147,516

Long-term debt	234,400	272,378
Deferred compensation and retirement plan obligations	34,373	43,132
Other liabilities	18,568	22,419

Total liabilities	440,437	485,445

Commitments and contingencies
SHAREHOLDERS’ DEFICIT
Common stock, $0.01 par value, 160,000,000 shares authorized; 95,345,362 shares issued at September 30, 2008 and December 31, 2007 and 62,865,034 and 62,091,679 shares outstanding at September 30, 2008 and December 31, 2007,	629	621
Additional paid-in capital	88,036	86,243
Accumulated other comprehensive income	(1,253)	346
Treasury stock (32,480,328 and 33,253,683 shares at September 30, 2008 and December 31, 2007, respectively), at cost	(780,564)	(798,110)
Retained earnings	602,645	553,839

Total shareholders’ deficit	(90,507)	(157,061)

Total liabilities and shareholders’ deficit	$349,930	$328,384

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, IN THOUSANDS)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$81,500	$83,354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,165	6,410
Provision for bad debts	870	133
Non-cash stock compensation and other charges	9,989	9,080
Non-cash interest and other (income) loss	4,489	(1,599)
Dividends received from equity method investments	673	495
Equity in net income of affiliates	(938)	(837)
Changes in assets and liabilities, net of acquisitions:
Receivables	(8,646)	(11,680)
Receivable – marketing and reservation fees, net	(3,803)	17,248
Accounts payable	(16,061)	(952)
Accrued expenses	(5,416)	(9,507)
Income taxes payable/receivable	16,750	8,523
Deferred income taxes	782	(9,034)
Deferred revenue	1,292	(80)
Other assets	2,465	(432)
Other liabilities	2,280	9,040

Net cash provided by operating activities	92,391	100,162

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(7,873)	(8,734)
Acquisitions, net of cash acquired	—	(343)
Issuance of notes receivable	(6,411)	(6,066)
Collections of notes receivable	368	1,675
Purchases of investments, employee benefit plans	(6,908)	(7,128)
Proceeds from sale of investments, employee benefit plans	6,857	2,703
Other items, net	(965)	(689)

Net cash used in investing activities	(14,932)	(18,582)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(100,000)	(422)
Net borrowings pursuant to revolving credit facility	62,000	106,200
Purchase of treasury stock	(1,568)	(156,749)
Excess tax benefits from stock-based compensation	4,653	4,870
Dividends paid	(31,626)	(29,522)
Proceeds from exercise of stock options	6,085	5,093

Net cash used in financing activities	(60,456)	(70,530)

Net change in cash and cash equivalents	17,003	11,050
Effect of foreign exchange rate changes on cash and cash equivalents	(853)	463
Cash and cash equivalents at beginning of period	46,377	35,841

Cash and cash equivalents at end of period	$62,527	$47,354

Supplemental disclosure of cash flow information:
Cash payments during the period for:
Income taxes, net of refunds	$25,387	$42,608
Interest	$9,251	$8,614
Non-cash financing activities:
Declaration of dividends	$32,695	$30,235
Issuance of restricted shares of common stock	$9,427	$6,343
Issuance of treasury stock to employee stock purchase plan	$384	$604

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

The Company revised its presentation of operating and investing cash flows for all periods presented related to the effect of foreign currency exchange rate changes on cash and cash equivalents. There was no effect on any other previously reported cash flows from financing activities or income statement and balance sheet amounts.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. As of September 30, 2008 and December 31, 2007, $5.8 million and $12.5 million, respectively, of book overdrafts representing outstanding checks in excess of funds on deposit are included in accounts payable in the accompanying consolidated balance sheets.

The Company maintains cash balances in domestic banks, which at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation. In addition, the Company also maintains cash balances in international banks which do not provide deposit insurance.

2. Marketing Fees Receivable and Cumulative Reservation Fees in Excess of Expenses

The marketing fees receivable at September 30, 2008 and December 31, 2007 was $12.3 million and $6.8 million, respectively. As of September 30, 2008 and December 31, 2007, cumulative reservation fees collected exceeded expenses by $7.2 million and $11.9 million, respectively, and the excess has been reflected as a long-term liability in the accompanying consolidated balance sheets. Depreciation and amortization expense attributable to marketing and reservation activities was $2.3 million and $2.0 million for the three months ended September 30, 2008 and 2007, respectively, and $6.4 million and $6.0 million for the nine months ended September 30, 2008 and 2007, respectively. Interest expense attributable to reservation activities was approximately $0.05 million and $0.1 million for the three months ended September 30, 2008 and 2007, respectively, and $0.2 million and $0.4 million for the nine months ended September 30, 2008 and 2007, respectively.

3. Income Taxes

The effective income tax rate of 37.0% and 36.2% for the nine months ended September 30, 2008 and September 30, 2007, respectively, differs from the statutory rate due to foreign income earned, which is taxed at lower rates than statutory federal income tax rates, state income taxes and certain federal and state income tax credits.

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

As of September 30, 2008 and December 31, 2007, the Company had $6.2 million and $6.7 million, respectively of total unrecognized tax benefits of which approximately $3.2 million would affect the effective tax rate if recognized. These unrecognized tax benefits relate principally to state tax filing positions and stock-based compensation deductions. The Company believes it is reasonably possible it will recognize tax benefits of up to $2.1 million within the next twelve months. This is due to the anticipated lapse of applicable statutes of limitations regarding state tax positions and stock-based compensation deductions.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2004. Substantially all material state and local and foreign income tax matters have been concluded for years through 2004. U.S. federal income tax returns for 2005 through 2007 are currently open for examination.

Estimated interest and penalties related to the uncertain tax benefits are classified as a component of income tax expense in the consolidated statements of income. During the three and nine months ended September 30, 2008, the Company reversed $0.3 million and $0.1 million, respectively of accrued interest and penalties related to the resolution of previously unrecognized tax benefits. Accrued interest and penalties were $1.2 million and $1.3 million as of September 30, 2008 and December 31, 2007, respectively.

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

4. Other Current Assets

Other current assets consist of the following at:

	September 30, 2008	December 31, 2007
	(In thousands)
Prepaid expenses	$7,415	$9,952
Non-interest bearing note receivable (net of allowance and unamortized discount of $0.1 million)	863	—
Notes receivable (net of allowance of $0.9 million and $0.4 million, respectively)	8,265	3,444
Other current assets	150	236

Total	$16,693	$13,632

Non-interest bearing note receivable

In March 2007, the Company advanced $1 million to a franchisee for Cambria Suites development. The note does not bear interest and is due on April 1, 2009. The note receivable was recorded at a $0.1 million discount based on an effective interest rate of 8.25%. This note has been personally guaranteed by one of the franchisee’s principal owners.

Notes receivable

The Company has provided financing to a franchisee in support of the development of Cambria Suites properties. These notes bear interest at rates ranging from 10% to 14% per annum and are due upon maturity. At September 30, 2008, the balance of these notes, including accrued interest, totaled $8.3 million, net of a $0.9 million allowance. These notes have been personally guaranteed by one of the franchisee’s principal owners and are further secured by a pledge of the principal owners equity interest in certain real estate partnerships.

5. Comprehensive Income

The differences between net income and comprehensive income are described in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2008	2007	2008	2007
Net income	$35,915	$38,394	$81,500	$83,354
Other comprehensive income, net of tax:
Amortization of pension related costs, net of tax
Prior service costs	6	6	19	20
Actuarial loss	17	9	51	29
Curtailment and remeasurement, net of tax	—	—	—	758
Foreign currency translation adjustment, net	(2,524)	454	(1,647)	845
Amortization of deferred gain on hedge, net	—	(17)	(22)	(50)

Other comprehensive income (loss), net of tax	(2,501)	452	(1,599)	1,602

Comprehensive income	$33,414	$38,846	$79,901	$84,956

6. Capital Stock

Stock Options

The Company granted 0.6 million and 0.2 million options to certain officers of the Company at a fair value of $4.7 million and $2.6 million during the nine months ended September 30, 2008 and 2007, respectively. No options were granted during the three months ended September 30, 2008 and 2007. The stock options granted by the Company had an exercise price equal to the market price of the Company’s common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

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

The aggregate intrinsic value of the stock options outstanding and exercisable at September 30, 2008 was $21.9 million and $21.9 million, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2008 and 2007 was $0.6 million and $1.6 million, respectively, and $13.3 million and $14.4 million during the nine months ended September 30, 2008 and 2007, respectively.

The Company received $0.2 million and $6.1 million in proceeds from the exercise of approximately 25,000 and 0.6 million employee stock options during the three and nine months ended September 2008, respectively. During the three and nine months ended September 30, 2007, the Company received $0.6 million and $5.1 million in proceeds from the exercise of approximately 0.1 million and 0.5 million employee stock options, respectively.

Restricted Stock

The following table is a summary of activity related to restricted stock grants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Restricted share grants	7,757	10,500	281,148	157,467
Weighted average grant date fair value per share	$29.52	$38.85	$33.53	$40.28
Aggregate grant date fair value ($000)	$229	$408	$9,428	$6,343
Restricted shares forfeited	6,762	10,670	50,628	36,460
Vesting service period of shares granted	3-4 years	4 years	3-5 years	3-4 years
Fair value of shares vested ($000)	$270	$357	$6,408	$5,794

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

The following table is a summary of activity related to PVRSU grants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Performance vested restricted stock units granted	—	—	103,746	21,141
Weighted average grant date fair value per share	$—	$—	$34.17	$40.75
Aggregate grant date fair value ($000)	$—	$—	$3,545	$862
Requisite service period	—	—	2-5 years	3 years
Stock units forfeited	5,024	—	31,025	—

A summary of stock-based award activity as of September 30, 2008, and changes during the nine months ended are presented below:

	Nine Months Ended September 30, 2008
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2008	2,483,276	$17.46		485,560	$34.45	67,988	$44.57
Granted	580,725	$33.97		281,148	$33.53	103,746	$34.17
Exercised/Vested	(576,378)	$10.55		(199,130)	$32.18	—	—
Forfeited/Expired	(115,169)	$39.22		(50,628)	$32.97	(31,025)	$43.52

Outstanding at September 30, 2008	2,372,454	$22.13	4.4 years	516,950	$34.97	140,709	$37.13

Options exercisable at September 30, 2008	1,499,281	$14.10	3.4 years

The components of the Company’s pretax stock-based compensation expense and associated income tax benefits are as follows for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2008	2007	2008	2007
Stock options	$0.5	$0.4	$3.3	$2.5
Restricted stock	1.7	1.4	5.5	4.4
Performance vested restricted stock units	—	0.1	0.8	0.6

Total	$2.2	$1.9	$9.6	$7.5

Income tax benefits	$0.8	$0.7	$3.6	$2.8

Stock-based compensation expense on stock option and performance vested restricted stock units made to a retirement eligible executive officer during the nine months ended September 30, 2008 and 2007 was recognized upon issuance of the grants rather than over the awards’ vesting periods since the terms of these grants provide that the awards will vest upon retirement of the employee. Compensation costs for stock options and performance vested restricted stock related to vesting upon retirement eligibility totaled $1.3 million and $1.2 million for the nine months ended September 30, 2008 and 2007, respectively. In conjunction with the acceleration of the Company’s management succession plan in the second quarter of 2008, restricted stock and stock option compensation expense for the nine months ended September 30, 2008 includes $1.1 million and $0.8 million of additional stock compensation expense due to the acceleration of award vesting condition and modification of award terms for an executive officer, respectively.

Dividends

On September 10, 2008, the Company’s board of directors approved an increase in the quarterly dividend rate from $0.17 to $0.185 per share (or approximately $11.6 million in the aggregate), which was paid on October 17, 2008 to shareholders of record on October 3, 2008. Dividends paid in the nine months ended September 30, 2008 were approximately $31.6 million.

In September 2007, the Company’s board of directors approved an increase in the quarterly dividend rate from $0.15 to $0.17 per share (or approximately $10.6 million in the aggregate), which was paid on October 19, 2007 to shareholders of record on October 5, 2007. Dividends paid in the nine months ended September 30, 2007 were approximately $29.5 million.

Stock Repurchase Program

The Company did not purchase any common stock during the three and nine months ended September 30, 2008 under the share repurchase program. During the three and nine months ended September 30, 2007, the Company purchased 2.9 million and 4.1 million shares of common stock under the share repurchase program at a total cost of $109.2 million and $155.2 million, respectively.

During the three and nine months ended September 30, 2008, the Company redeemed 2,019 and 47,778 shares of common stock at a total cost of approximately $0.1 million and $1.6 million, respectively, from employee awards to satisfy statutory minimum tax requirements from the vesting of restricted stock grants. During the three and nine months ended September 30, 2007, the Company redeemed 6,447 and 37,586 shares of common stock at a total cost of $0.2 million and $1.5 million, respectively, from employees to satisfy statutory minimum tax-withholding requirements from the vesting of restricted stock grants. These purchases were outside the share repurchase program initiated in June 1998.

7. Earnings Per Share

The following table reconciles the number of shares used in the basic and diluted earnings per share calculations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2008	2007	2008	2007
Computation of Basic Earnings Per Share:
Net income	$35,915	$38,394	$81,500	$83,354

Weighted average shares outstanding-basic	62,316	63,556	62,084	64,929

Basic earnings per share	$0.58	$0.60	$1.31	$1.28

Computation of Diluted Earnings Per Share:
Net income for diluted earnings per share	$35,915	$38,394	$81,500	$83,354
Weighted average shares outstanding-basic	62,316	63,556	62,084	64,929
Effect of Dilutive Securities:
Employee stock option and restricted stock plan	571	1,046	694	1,148

Weighted average shares outstanding-diluted	62,887	64,602	62,778	66,077

Diluted earnings per share	$0.57	$0.59	$1.30	$1.26

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share assumes dilution and is computed based on the weighted-average number of common shares outstanding after consideration of the dilutive effect of stock options and unvested restricted stock. The effect of dilutive securities is computed using the treasury stock method and average market prices during the period. However, at September 30, 2008 and 2007, PVRSUs totaling 140,709 and 70,921 were excluded from the computation since the performance conditions had not been met at the reporting date. In addition the Company excluded 1.1 million and 0.9 million anti-dilutive options from the computation for diluted earnings per share for the three and nine months ended September 30, 2008, respectively. The Company excluded 0.4 million anti-dilutive options from the computation of diluted earnings per share for both the three and nine months ended September 30, 2007.

8. Pension Plans

The Company sponsors an unfunded non-qualified defined benefit plan (“SERP”) for certain senior executives. No assets are held with respect to the plan, therefore benefits are funded as paid to participants. Effective December 31, 2006, the Company began accounting for the SERP in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). For the three and nine months ended September 30, 2008, the Company recorded $0.3 million and $0.9 million, respectively for the expenses related to the SERP which are included in selling, general and administrative expense in the accompanying consolidated statements of income. For the three and nine months ended September 30, 2007, the Company recorded $0.2 million and $1.0 million, respectively for the expenses related to the SERP. Benefit payments totaling $0.4 million are currently scheduled to be remitted within the next twelve months.

The following table presents the components of net periodic benefit costs for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2008	2007	2008	2007
Components of net periodic pension cost:
Service cost	$145	$127	$434	$395
Interest cost	120	94	360	285
Amortization:
Prior service cost	11	10	31	32
Loss	27	13	82	46

	303	244	907	758
Curtailment	—	—	—	248

Net periodic pension cost	$303	$244	$907	$1,006

The 2008 monthly net periodic pension costs are approximately $101,000. The components of projected pension costs for the year ended December 31, 2008 are as follows:

(in thousands)
Components of net periodic pension cost
Service cost	$579
Interest cost	479
Amortization:
Prior service cost	41
Loss	109

Net periodic pension cost	$1,208

The following is a reconciliation of the changes in the projected benefit obligation for the nine months ended September 30, 2008:

(in thousands)
Projected benefit obligation, December 31, 2007	$7,671
Service cost	434
Interest cost	360

Projected benefit obligation, September 30, 2008	$8,465

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit costs at September 30, 2008 are as follows:

(in thousands)
Transition asset (obligation)	$—
Prior service cost	(563)
Accumulated loss	(1,521)

Total	$(2,084)

Curtailment

During the nine months ended September 30, 2007, the Company recognized a curtailment loss due to the termination of certain senior executive officers from the Company. The curtailment loss was equal to the unrecognized prior service costs attributed to these employees’ expected aggregate future services which totaled approximately $248,000.

9. Non-Qualified Retirement, Savings and Investment Plans

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

In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan (“EDCP”) which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust. A participant may elect an investment return of either the annual yield of the Moody’s Average Corporate Bond Rate Yield Index plus 300 basis points, or a return based on a selection of available diversified investment options. As of September 30, 2008 and December 31, 2007, the Company recorded a deferred compensation liability of $25.5 million and $22.3 million, respectively related to these deferrals and credited investment returns. The change in the deferred compensation obligation recorded in compensation expense relates to earnings credited to participants as well as changes in the fair value of the diversified investments. The Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that partially offset the earnings credited to the participants. The diversified investments held in the trusts totaled $19.6 million and $21.5 million as of September 30, 2008 and December 31, 2007, respectively, and are recorded at their fair value, based on quoted market prices. The change in the fair value of the diversified assets held in trust is recorded in accordance with SFAS 115 as trading security income (loss) and is included in other income and expenses, net in the accompanying statements of income.

In 1997, the Company adopted the Choice Hotels International, Inc. Nonqualified Retirement Savings and Investment Plan (“Non-Qualified Plan”). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. As of September 30, 2008 and December 31, 2007, the Company had recorded a deferred compensation liability of $11.5 million and $14.1 million, respectively related to these deferrals. The change in the deferred compensation obligation recorded in compensation expense relates to earnings credited to participants as well as changes in the fair value of the diversified investments. The diversified investments held in the trusts were $10.6 million and $13.0 million as of September 30, 2008 and December 31, 2007, respectively, and are recorded at their fair value, based on quoted market prices. The change in the fair value of the diversified assets held in trust is recorded in accordance with SFAS 115 as trading security income (loss) and is included in other income and expenses, net in the accompanying statements of income. In addition, at September 30, 2008 and December 31, 2007, the Non-Qualified Plan held shares of the Company’s common stock with a market value of $0.9 million and $1.1 million, respectively. We are subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock.

The Company has determined the fair value of the investments in the Non-Qualified Plan and EDCP in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The Company’s investments associated with the EDCP and Non-Qualified Plan consist of investments that are either publicly traded or for which market prices are readily available.

	Fair Value Measurements at Reporting Date Using
	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Observable Inputs (Level 3)
Assets (in thousands)
Investments, employee benefits plans, at a fair value—current	$10,676	$10,551	$125	$—
Investments, employee benefits plans, at a fair value—long-term	19,524	17,253	$2,271	$—

Total Assets	$30,200	$27,804	$2,396	$—

10. Debt

On June 16, 2006, the Company entered into a new $350 million senior unsecured revolving credit agreement (the “Revolver”), with a syndicate of lenders. The proceeds from the Revolver were used to refinance and terminate a previous revolving credit facility. The Revolver allows the Company to borrow, repay and reborrow revolving loans up to $350 million (which includes swingline loans for up to $20 million and standby letters of credit up to $30 million) until the scheduled maturity date of June 16, 2011. The Company has the ability to request an increase in available borrowings under the Revolver by an additional amount of up to $150 million by obtaining the agreement of the existing lenders to increase their lending commitments or by adding additional lenders. The rate of interest generally applicable for revolving loans under the Revolver are, at the Company’s option, equal to either (i) the greater of the prime rate or the federal funds effective rate plus 50 basis points, or (ii) an adjusted LIBOR rate plus a margin between 22 and 70 basis points based on the Company’s credit rating. The Revolver requires the Company to pay a quarterly facility fee, based upon the credit rating of the Company, at a rate between 8 and 17 1/2 basis points, on the full amount of the commitment (regardless of usage). The Revolver also requires the payment of a quarterly usage fee, based upon the credit rating of the Company, at a rate between 10 and 12 1/2 basis points, on the amount outstanding under the commitment, at all times when the amount borrowed under the Revolver exceeds 50% of the total commitment. The Revolver includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage. The Revolver also restricts the Company’s ability to make certain investments, incur certain debt, and dispose of assets, among other restrictions. As of September 30, 2008, the Company had $230.0 million of revolving loans outstanding pursuant to the Revolver and the Company was in compliance with all covenants.

In 1998, the Company completed a $100 million senior unsecured note offering (“Senior Notes”) at a discount of $0.6 million, bearing a coupon rate of 7.13% with an effective rate of 7.22%. Interest on the Senior Notes was paid semi-annually. The Senior Notes matured on May 1, 2008 and the Company repaid the Senior Notes by utilizing the available Revolver capacity. In conjunction with the repayment of the Senior Notes, the Company’s seven wholly-owned domestic subsidiaries that had guaranteed the Senior Notes were each released from their obligations.

The Company has a line of credit with a bank providing an aggregate of $10 million of borrowings, which is due upon demand. The line of credit ranks pari-pasu (or equally) with the Revolver. Borrowings under the line of credit bear interest at rates established at the time of borrowing based on prime rate minus 175 basis points. There was $4.4 million outstanding under the line of credit at September 30, 2008. Borrowings under this line of credit have been classified as a long-term liability at September 30, 2008, since the Company has the ability and intent to repay the outstanding borrowings by utilizing the available capacity of the Revolver.

As of September 30, 2008, total debt outstanding for the Company was $234.4 million. With the exception of the $4.4 million borrowed under the Company’s line of credit, which is due upon demand, no outstanding debt amounts at September 30, 2008 were scheduled to mature in the twelve months ending September 30, 2009.

11. Deferred Revenue

Deferred revenue consists of the following:

	September 30, 2008	December 31, 2007
	(In thousands)
Loyalty programs	$45,028	$43,488
Initial, relicensing and franchise fees	3,519	4,151
Procurement services fees	1,350	1,021

Total	$49,897	$48,660

12. Reportable Segment Information

The Company has a single reportable segment encompassing its franchising business. Revenues from the franchising business include royalty fees, initial franchise and relicensing fees, marketing and reservation fees, procurement services revenue and other revenue. The Company is obligated under its franchise agreements to provide marketing and reservation services appropriate for the successful operation of its systems. These services do not represent separate reportable segments as their operations are directly related to the Company’s franchising business. The revenues received from franchisees that are used to pay for part of the Company’s central ongoing operations are included in franchising revenues and are offset by the related expenses paid for marketing and reservation activities to calculate franchising operating income. Corporate and other revenue consists of hotel operations. Except as described in Note 2, the Company does not allocate interest income, interest expense or income taxes to its franchising segment.

The following table presents the financial information for the Company’s franchising segment:

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
(In thousands)	Franchising	Corporate & Other	Consolidated	Franchising	Corporate & Other	Consolidated
Revenues	$189,858	$1,353	$191,211	$173,903	$1,196	$175,099
Operating income (loss)	$71,183	$(9,314)	$61,869	$71,820	$(9,461)	$62,359

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
(In thousands)	Franchising	Corporate & Other	Consolidated	Franchising	Corporate & Other	Consolidated
Revenues	$483,503	$3,683	$487,186	$443,034	$3,485	$446,519
Operating income (loss)	$175,773	$(35,274)	$140,499	$169,791	$(32,683)	$137,108

13. Commitments and Contingencies

The Company is a defendant in a number of lawsuits arising in the ordinary course of business. In the opinion of management and the Company’s legal counsel, the ultimate outcome of any such lawsuit individually will not have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

In April 2007, two putative federal securities law class actions were filed in the United States District Court for the District of Colorado on behalf of persons who purchased the Company’s stock between April 25, 2006 and July 26, 2006. These substantially similar lawsuits were consolidated and together asserted claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, against the Company, its current Vice Chairman and former Chief Executive Officer, and its former Executive Vice President and Chief Financial Officer. These claims were related to the Company’s July 25, 2006 announcement of its results of operations for the second quarter of 2006. On the Company’s motion, the action was transferred from Colorado to the United States District Court for the District of Maryland. The United States District Court for the District of Maryland subsequently appointed Macomb County Employees’ Retirement System as Lead Plaintiff. On August 15, 2008, Lead Plaintiff, and its counsel, determined to voluntarily dismiss its claims and the Court entered an Order dismissing the consolidated action.

In May 2007, the Company guaranteed $1 million of a bank loan funding a franchisee’s construction of a Cambria Suites in Green Bay, Wisconsin. The guaranty was scheduled to expire in August 2010. In April 2008, the Company was released from its obligations under the May 2007 guaranty, and simultaneously issued a new $1 million guaranty, in connection with a loan refinancing for the same franchisee’s Cambria Suites in Green Bay, Wisconsin. The newly issued guaranty expires in June 2010. The Company has received personal guarantees from several of the franchisee’s principal owners related to the repayment of any amounts the Company may be required to pay under this guaranty.

In June 2008, the Company guaranteed $1 million of a bank loan funding a franchisee’s construction of a Cambria Suites in Columbus, Ohio. The guaranty will terminate on the earlier of (i) the repayment of all outstanding obligations under the bank loan that it supports (the current initial loan term runs through June 2013), or (ii) or when the franchisee achieves certain debt service coverage ratios outlined in the underlying bank loan agreement. The Company has received a pledge of an equity interest in the entity constructing the property as well as personal guarantees from several of the franchisee’s principal owners related to the repayment of any amounts the Company may be required to pay under this guaranty.

In July 2008, the Company guaranteed $1 million of a bank loan funding a franchisee’s construction of a Cambria Suites in Noblesville, Indiana. The guaranty will terminate on the earlier of (i) the repayment of all outstanding obligations under the bank loan that it supports (the current initial loan term runs through September 2011), or (ii) or when the franchisee achieves certain debt service coverage ratios outlined in the underlying bank loan agreement. The Company has received a pledge of an equity interest in the entity constructing the property as well as personal guarantees from several of the franchisee’s principal owners related to the repayment of any amounts the Company may be required to pay under this guaranty.

In the ordinary course of business, the Company enters into numerous agreements that contain standard indemnities whereby the Company indemnifies another party for breaches of representations and warranties. Such indemnifications are granted under various agreements, including those governing (i) purchases or sales of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks, (iv) access to credit facilities, (v) issuances of debt or equity securities, and (vi) certain operating agreements. The indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) franchisees in licensing agreements, (iv) financial institutions in credit facility arrangements, (v) underwriters in debt or equity security issuances and (vi) parties under certain operating agreements. In addition, these parties are also generally indemnified against any third party claim resulting from the transaction that is contemplated in the underlying agreement. While some of these indemnities extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under these indemnities, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these indemnifications as the triggering events are not subject to predictability. With respect to certain of the aforementioned indemnities, such as indemnifications of landlords against third party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates potential liability.

14. Termination Charges

During the nine months ended September 30, 2008, the Company recorded a charge of $6.1 million in selling, general and administrative expenses related to the acceleration of the Company’s management succession plan. The expenses include salary and benefits continuation of approximately $4.2 million, $1.1 million of accelerated share-based compensation and $0.8 million related to the modification of stock option award terms. Benefits payable to the executive were accounted for under SFAS No. 112 “Employer’s Accounting for Post-employment Benefits” (“SFAS No. 112”). At September 30, 2008, approximately $4.0 million of benefits remained unpaid and are included as current and non-current liabilities in the Company’s consolidated financial statements. The Company expects $2.1 million of benefits to be paid within the next twelve months.

During the first quarter of 2007, the Company recorded a $3.7 million charge in selling, general and administrative expenses for employee termination benefits relating to the termination of certain executive officers. Termination benefits include salary continuation of approximately $2.5 million, SERP curtailment expenses of $0.2 million and $1.0 million of accelerated share based compensation. Termination benefits payable to the executives were accounted for under SFAS No. 112. At September 30, 2008, approximately $0.1 million of termination benefits remained and are included in current liabilities in the Company’s consolidated financial statements.

15. Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company has adopted the provisions of SFAS No. 157 as of January 1, 2008, for financial instruments. Although the adoption of SFAS No. 157 did not impact the Company’s financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R will change the accounting for business combinations by requiring an acquiring entity to recognize all the assets acquired, the liabilities assumed and any non-controlling interest in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will also change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

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

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact, if any; the adoption of this statement will have on our consolidated financial statements.

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP 133-1 and FIN 45-4”). FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The Company will update its disclosures, as appropriate, upon implementation of this guidance.

In September 2008, the FASB ratified EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (“EITF 08-5”). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The Company is currently assessing the impact of EITF 08-5 on its consolidated financial position and results of operations.

In October 2008, the FASB issued FSP 157-3 “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on our consolidated financial position and results of operations.

16. Subsequent Events

Subsequent to September 30, 2008 through November 10, 2008, the Company repurchased an additional 1.0 million shares of its common stock at a total cost of $23.5 million.

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

Overview

We are a hotel franchisor with franchise agreements representing 5,771 hotels open and 1,074 hotels under construction, awaiting conversion or approved for development as of September 30, 2008, with 468,367 rooms and 85,916 rooms, respectively, in 49 states, the District of Columbia and 38 countries and territories outside the United States. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Sleep Inn®, Econo Lodge®, Rodeway Inn® , MainStay Suites®, Suburban Extended Stay Hotel® and Cambria Suites® (collectively, the “Choice brands”).

The Company conducts its international franchise operations through a combination of direct franchising and master franchising arrangements which allow the use of the Choice brands by third parties in foreign countries. The Company has made equity investments in certain non-domestic lodging franchise companies that conduct franchise operations for the Choice brands under master franchising relationships. As a result of our use of master franchising relationships and international market conditions, total revenues from international operations comprised only 7% and 8% of our total revenues for the three and nine month periods ended September 30, 2008, respectively, while representing approximately 19% of hotels open at September 30, 2008.

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

The Company generates revenues, income and cash flows primarily from initial and continuing royalty fees attributable to our franchise agreements. Revenues are also generated from procurement services (formerly brand solutions) endorsed vendor arrangements, hotel operations and other sources. The hotel industry is seasonal in nature. For most hotels, demand is lower in December through March than during the remainder of the year. Our principal source of revenues is franchise fees based on the gross room revenues of our franchised properties. The Company’s franchise fee revenues and operating income reflect the industry’s seasonality and historically have been lower in the first quarter than in the second, third or fourth quarters.

With a focus on hotel franchising instead of ownership, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our business provides opportunities to improve operating results by increasing the number of franchised hotel rooms and effective royalty rates of our franchise contracts resulting in increased initial fee revenue, ongoing royalty fees and procurement services revenues. In addition, our operating results can also be improved through our company-wide efforts related to improving property level performance. The Company estimates that based on its current domestic portfolio of hotels under franchise that a 1% change in revenue per available room (“RevPAR”) or rooms under franchise would increase or decrease royalty revenues by approximately $2.3 million and a 1 basis point change in the Company’s effective royalty rate would increase or decrease domestic royalties by approximately $0.5 million. In addition to these revenues, we also collect marketing and reservation fees to support centralized marketing and reservation activities for the franchise system. As a lodging franchisor, the Company has relatively low capital expenditure requirements.

The principal factors that affect the Company’s results are: the number and relative mix of franchised hotel rooms; growth in the number of hotel rooms under franchise; occupancy and room rates achieved by the hotels under franchise; the effective royalty rate achieved; and our ability to manage costs. The number of rooms at franchised properties and occupancy and room rates at those properties significantly affect the Company’s results because our fees are based upon room revenues at franchised hotels. The key industry standard for measuring hotel-operating performance is RevPAR, which is calculated by multiplying the percentage of occupied rooms by the average daily room rate realized. Our variable overhead costs associated with franchise system growth have historically been less than incremental royalty fees generated from new franchises. Accordingly, continued growth of our franchise business should enable us to realize benefits from the operating leverage in place and improve operating results.

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

Our Company articulates its mission as a commitment to our franchisees’ profitability by aspiring to provide them with hotel franchises that generate the highest return on investment of any hotel franchise. We have developed an operating system dedicated to our franchisees’ success that focuses on delivering guests to our franchised hotels and reducing costs for our hotel owners. We strive every day to continuously improve our franchise offerings to enhance our franchisees’ profitability.

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

Maximizing Financial Returns and Creating Value for Shareholders. Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. We believe our strong and predictable cash flows create a strong financial position that provides us a competitive advantage. Currently, our business does not require significant capital to operate and grow, therefore, we can maintain a capital structure that generates high financial returns and use our excess cash flow to increase returns to our shareholders. We have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. Through September 30, 2008, we have repurchased 38.6 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $895.9 million since the program’s inception. Considering the effect of the two-for-one stock split, the Company has repurchased 71.5 million shares at an average price of $12.52 per share through September 30, 2008. At September 30, 2008 the Company had 3.2 million shares remaining under the current stock repurchase authorization of the board of directors. Upon completion of the current authorization, our board of directors will evaluate the propriety of additional share repurchases. During the three and nine months ended September 30, 2008, we paid cash dividends totaling approximately $10.6 million and $31.6 million, respectively, and we presently expect to continue to pay dividends in the future. Based on our present dividend rate and outstanding share count, aggregate annual dividends for 2008 would be approximately $43.3 million.

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

Results of Operation: Royalty fees, operating income, net income and diluted earnings per share (“EPS”) represent key measurements of these value drivers. In the three months ended September 30, 2008, royalty fees revenue totaled $76.6 million, a 5% increase from the same period in 2007. Operating income totaled $61.9 million for the three months ended September 30, 2008, a $0.5 million or 1% decline from the same period in 2007. Net income decreased $2.5 million or 6% from the same period of the prior year to $35.9 million. Diluted earnings per share for the quarter ended September 30, 2008 were $0.57 compared to $0.59 for the three months ended September 30, 2007. These measurements will continue to be a key management focus in 2008 and beyond.

Refer to MD&A heading “Operations Review” for additional analysis of our results.

Liquidity and Capital Resources: The Company generates significant cash flows from operations. In the nine months ended September 30, 2008 and 2007, net cash provided by operating activities was $92.4 million and $100.2 million, respectively. Since our business does not currently require significant reinvestment of capital, we utilize cash in ways that management believes provide the greatest returns to our shareholders, which include share repurchases and dividends. We believe the Company’s cash flow from operations and available financing capacity is sufficient to meet the expected future operating, investing and financing needs of the business.

Refer to MD&A heading “Liquidity and Capital Resources” for additional analysis.

Operations Review

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2008 and September 30, 2007

The Company recorded net income of $35.9 million for the three months ended September 30, 2008, a $2.5 million, or 6% decline from the $38.4 million for the quarter ended September 30, 2007. The decrease in net income for the three months ended September 30, 2008, is primarily attributable to a $0.5 million or 1% decline in operating income, depreciation in the fair value of investments held in the Company’s non-qualified employee benefit plans compared to the prior year period and an increase in the Company’s effective income tax rate from 35.3% to 37.8%. These declines were partially offset by lower effective borrowing rates. Operating income declined $0.5 million as the Company’s selling general and administrative costs increased $1.3 million or 6% while franchising revenues (total revenues excluding marketing and reservations revenues and hotel operations) increased $0.6 million or 1% from the same period of the prior year.

Summarized financial results for the three months ended September 30, 2008 and 2007 are as follows:

(in thousands, except per share amounts)	2008	2007
REVENUES:
Royalty fees	76,595	$73,219
Initial franchise and relicensing fees	7,012	8,902
Procurement services	3,836	3,622
Marketing and reservation	100,811	85,485
Hotel operations	1,353	1,196
Other	1,604	2,675

Total revenues	191,211	175,099

OPERATING EXPENSES:
Selling, general and administrative	25,579	24,230
Depreciation and amortization	2,038	2,158
Marketing and reservation	100,811	85,485
Hotel operations	914	867

Total operating expenses	129,342	112,740

Operating income	61,869	62,359

OTHER INCOME AND EXPENSES, NET:
Interest expense	2,157	3,992
Interest and other investment (income) loss	2,402	(534)
Equity in net income of affiliates	(436)	(462)

Total other income and expenses, net	4,123	2 2,996

Income before income taxes	57,746	59,363
Income taxes	21,831	20,969

Net income	$35,915	$38,394

Weighted average shares outstanding – diluted	62,887	64,602

Diluted earnings per share	$0.57	$0.59

Management analyzes its business based on franchising revenues, which is total revenues excluding marketing and reservation revenues and hotel operations, and franchise operating expenses that are reflected as selling, general and administrative expenses.

Franchising Revenues: Franchising revenues were $89.0 million for the three months ended September 30, 2008 compared to $88.4 million for the three months ended September 30, 2007. The growth in franchising revenues is primarily due to a 5% increase in royalty revenues and a 6% increase in procurement services revenues offset by a 21% decrease in initial franchise and relicensing fees and a 40% decline in other income.

Domestic royalty fees for the three months ended September 30, 2008 increased $2.3 million to $69.5 million from $67.2 million in the three months ended September 30, 2007, an increase of 3%. The increase in royalties is attributable to a combination of factors including a 5.4% increase in the number of domestic franchised hotel rooms and an increase in the effective royalty rate of the domestic hotel system from 4.12% to 4.19%, partially offset by a 1.6% decline in RevPAR. System-wide RevPAR declined due to a 280 basis point decline in occupancy, which was partially offset by a 2.7% increase in average daily rates (“ADR”).

A summary of the Company’s domestic franchised hotels operating information is as follows:

	For the Three Months Ended September 30, 2008*			For the Three Months Ended September 30, 2007*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$85.58	69.9%	$59.79	$82.60	73.2%	$60.51	3.6%	(330	)bps	(1.2)%
Comfort Suites	92.58	68.7%	63.57	90.64	72.7%	65.88	2.1%	(400	)bps	(3.5)%
Sleep	74.93	66.2%	49.63	73.09	70.8%	51.72	2.5%	(460	)bps	(4.0)%

Midscale without Food & Beverage	85.65	69.1%	59.15	82.93	72.8%	60.35	3.3%	(370	)bps	(2.0)%

Quality	77.04	61.2%	47.15	76.08	63.7%	48.47	1.3%	(250	)bps	(2.7)%
Clarion	89.85	59.1%	53.06	85.09	60.0%	51.05	5.6%	(90	)bps	3.9%

Midscale with Food & Beverage	79.74	60.7%	48.43	78.10	62.8%	49.08	2.1%	(210	)bps	(1.3)%

Econo Lodge	60.26	55.7%	33.59	59.07	56.3%	33.24	2.0%	(60	)bps	1.1%
Rodeway	61.31	56.0%	34.34	58.55	57.3%	33.52	4.7%	(130	)bps	2.4%

Economy	60.54	55.8%	33.79	58.95	56.5%	33.31	2.7%	(70	)bps	1.4%

MainStay	76.09	70.0%	53.28	73.34	75.3%	55.26	3.7%	(530	)bps	(3.6)%
Suburban	43.27	65.8%	28.45	40.89	70.3%	28.76	5.8%	(450	)bps	(1.1)%

Extended Stay	52.27	66.9%	34.95	49.27	71.6%	35.26	6.1%	(470	)bps	(0.9)%

Total	$78.96	64.1%	$50.62	$76.90	66.9%	$51.43	2.7%	(280	)bps	(1.6)%

*	Operating statistics represent hotel operations from June through August of 2008 and 2007, respectively.

The number of domestic rooms on-line increased to 369,739 as of September 30, 2008 from 350,701 as of September 30, 2007, an increase of 5.4%. The total number of domestic hotels on-line grew 6% to 4,661 as of September 30, 2008 from 4,396 as of September 30, 2007.

A summary of domestic hotels and rooms on-line at September 30, 2008 and 2007 by brand is as follows:

	September 30, 2008		September 30, 2007		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	% Hotels	% Rooms
Comfort Inn	1,455	113,782	1,429	111,505	26	2,277	1.8%	2.0%
Comfort Suites	526	40,890	470	36,688	56	4,202	11.9%	11.5%
Sleep	359	26,478	345	25,617	14	861	4.1%	3.4%

Midscale without Food & Beverage	2,340	181,150	2,244	173,810	96	7,340	4.3%	4.2%

Quality	888	83,648	804	77,515	84	6,133	10.4%	7.9%
Clarion	173	23,031	166	23,685	7	(654)	4.2%	(2.8%)

Midscale with Food & Beverage	1,061	106,679	970	101,200	91	5,479	9.4%	5.4%

Econo Lodge	824	51,490	824	50,273	—	1,217	—%	2.4%
Rodeway	336	19,904	275	16,342	61	3,562	22.2%	21.8%

Economy	1,160	71,394	1,099	66,615	61	4,779	5.6%	7.2%

MainStay	34	2,605	29	2,166	5	439	17.2%	20.3%
Suburban	58	7,054	52	6,691	6	363	11.5%	5.4%

Extended Stay	92	9,659	81	8,857	11	802	13.6%	9.1%

Cambria Suites	8	857	2	219	6	638	300.0%	291.3%

Total Domestic Franchises	4,661	369,739	4,396	350,701	265	19,038	6.0%	5.4%

International rooms on-line declined slightly to 98,628 as of September 30, 2008 from 99,579 as of September 30, 2007. The total number of international hotels on-line declined from 1,137 as of September 30, 2007 to 1,110 as of September 30, 2008.

As of September 30, 2008, the Company had 955 franchised hotels with 76,269 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 872 hotels and 68,853 rooms at September 30, 2007. The number of new construction franchised hotels in the Company’s domestic pipeline increased 13% to 724 at September 30, 2008 from 642 at September 30, 2007. The Company had an additional 119 franchised hotels with 9,647 rooms under construction, awaiting conversion or approved for development in its international system as of September 30, 2008 compared to 82 hotels and 7,970 rooms at September 30, 2007. While the Company’s hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.

A summary of the domestic franchised hotels under construction, awaiting conversion or approved for development at September 30, 2008 and 2007 by brand is as follows:

	September 30, 2008			September 30, 2007			Variance
	Units			Units			Conversion		New Construction		Total
	Conversion	New Construction	Total	Conversion	New Construction	Total	Units	%	Units	%	Units	%
Comfort Inn	44	123	167	41	121	162	3	7%	2	2%	5	3%
Comfort Suites	2	281	283	1	258	259	1	100%	23	9%	24	9%
Sleep Inn	1	148	149	—	113	113	1	NM	35	31%	36	32%

Midscale without Food & Beverage	47	552	599	42	492	534	5	12%	60	12%	65	12%

Quality	77	16	93	61	12	73	16	26%	4	33%	20	27%
Clarion	30	10	40	23	7	30	7	30%	3	43%	10	33%

Midscale with Food & Beverage	107	26	133	84	19	103	23	27%	7	37%	30	29%

Econo Lodge	33	5	38	45	4	49	(12)	(27)%	1	25%	(11)	(22)%
Rodeway	43	1	44	52	3	55	(9)	(17)%	(2)	(67)%	(11)	(20)%

Economy	76	6	82	97	7	104	(21)	(22)%	(1)	(14)%	(22)	(21)%

MainStay	—	38	38	1	36	37	(1)	(100)%	2	6%	1	3%
Suburban	1	39	40	6	31	37	(5)	(83)%	8	26%	3	8%

Extended Stay	1	77	78	7	67	74	(6)	(86)%	10	15%	4	5%

Cambria Suites	—	63	63	—	57	57	—	NM	6	11%	6	11%

Total	231	724	955	230	642	872	1	—%	82	13%	83	10%

There were 68 net domestic franchise additions during the three months ended September 30, 2008 compared to 70 net domestic franchise additions during the three months ended September 30, 2007. Gross domestic franchise additions increased from 118 for the three months ended September 30, 2007 to 142 for the same period in 2008 primarily due to 16 additional hotel openings within the Company’s midscale without food and beverage category. Net domestic franchise terminations increased to 74 for the three months ended September 30, 2008 from 48 for the same period of the prior year. The Company continues to execute its strategy to replace franchised hotels that do not meet our brand standards or are underperforming in their market. As the competition gets stronger and more focused on limited service franchising, the Company will continue to focus on improving its system of hotels and utilizing the domestic hotels under development as a strong platform for continued system growth.

International royalties increased $1.1 million or 18% from $6.0 million in the third quarter of 2007 to $7.1 million for the same period in 2008 primarily due to the commencement of direct franchising operations in the United Kingdom and foreign currency fluctuations.

New domestic franchise agreements executed in the three months ended September 30, 2008 totaled 160 representing 12,820 rooms compared to 182 agreements representing 14,372 rooms executed in the third quarter of 2007. During the third quarter of 2008, 71 of the executed agreements were for new construction hotel franchises, representing 5,652 rooms, compared to 83 contracts, representing 6,357 rooms for the same period a year ago. Conversion hotel franchise executed contracts totaled 89 representing 7,168 rooms for the three months ended September 30, 2008 compared to 99 agreements representing 8,015 rooms for the same period a year ago. Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise agreements decreased 8% to $4.9 million for the three months ended September 30, 2008 from $5.3 million for the three months ended September 30, 2007. The decline in revenues primarily reflects fewer executed agreements compared to the same period of the prior year.

Based on the uncertainty around the current economic and credit market conditions and the volume of franchise applications recently received by the Company, we expect the number of new construction hotel contracts executed to decline in the fourth quarter of 2008. In addition, we believe this trend is likely to continue while the lodging industry experiences negative operating conditions and the availability of hotel financing continues to be limited. During prior lodging industry down turns, the Company has experienced an increase in the number of new domestic franchise agreement from conversion hotels. While the Company believes that a greater percentage of its new contracts will result from conversion hotel agreements, the length and breadth of the current economic crisis and the disruption of the credit markets could result in fewer conversion and new construction hotel contracts in the future.

A summary of executed domestic franchise agreements by brand for the three months ended September 30, 2008 and 2007 is as follows:

	For the Three Months Ended September 30, 2008			For the Three Months Ended September 30, 2007			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	11	14	25	10	12	22	10%	17%	14%
Comfort Suites	23	—	23	38	1	39	(39)%	(100)%	(41)%
Sleep	15	1	16	17	—	17	(12)%	NM	(6)%

Midscale without Food & Beverage	49	15	64	65	13	78	(25)%	15%	(18)%

Quality	2	33	35	2	33	35	—%	—%	—%
Clarion	1	8	9	1	7	8	—%	14%	13%

Midscale with Food & Beverage	3	41	44	3	40	43	—%	3%	2%

Econo Lodge	2	16	18	1	22	23	100%	(27)%	(22)%
Rodeway	—	17	17	2	23	25	(100)%	(26)%	(32)%

Economy	2	33	35	3	45	48	(33)%	(27)%	(27)%

MainStay	6	—	6	6	—	6	—%	NM	—%
Suburban	4	—	4	3	1	4	33%	(100)%	—%

Extended Stay	10	—	10	9	1	10	11%	(100)%	—%

Cambria Suites	7	—	7	3	—	3	133%	NM	133%

Total Domestic System	71	89	160	83	99	182	(14)%	(10)%	(12)%

Relicensing fees are charged to the new property owner of a franchised property whenever an ownership change occurs and the property remains in the franchise system. Relicensing contracts declined 36% from 123 in the third quarter of 2007 to 79 for the three months ended September 30, 2008. As a result of the decline in contracts and the mix of brands relicensing, relicensing revenues declined 42% from $3.6 million for the three months ended September 30, 2007 to $2.1 million for the three months ended September 30, 2008. Due to current economic conditions, the Company projects that the level of relicensing activity will continue to decline in the fourth quarter of 2008 and potentially in 2009.

Procurement services revenue increased $0.2 million or 6% for the three months ended September 30, 2008 to $3.8 million compared to the same period of the prior year resulting from the growth in our system size which positively impacts the volume of business transacted with our endorsed vendors.

Other income decreased $1.1 million or 40% to $1.6 million for the three months ended September 30, 2008 compared to the same period last year primarily due to lower liquidated damage collections related to the early termination of franchise agreements.

Selling General and Administrative Expenses: The cost to operate the franchising business is reflected in selling, general and administrative expenses (“SG&A”). SG&A administrative expenses were $25.6 million for the three months ended September 30, 2008, a $1.3 million or 6% increase from the three months ended September 30, 2007. As a percentage of revenues, excluding marketing and reservation fees and hotel operations, total SG&A expenses were 28.7% for the three months ended September 30, 2008 compared to 27.4% for the three months ended September 30, 2007.

Marketing and Reservations: The Company’s franchise agreements require the payment of franchise fees, which include marketing and reservation fees. The marketing and reservation fees, which are primarily based on a percentage of the franchisees’ gross room revenues, are used exclusively by the Company for expenses associated with providing franchise services such as central reservation systems, national marketing and media advertising. The Company is contractually obligated to expend the marketing and reservation fees it collects from franchisees in accordance with the franchise agreements; as such, no income or loss to the Company is generated from these fees.

Total marketing and reservations revenues were $100.8 million and $85.5 million for the three months ended September 30, 2008 and 2007, respectively. Depreciation and amortization attributable to marketing and reservation activities were $2.3 million for the three months ended September 30, 2008 compared to $2.0 million for the three months ended September 30, 2007. Interest expense attributable to reservation activities was approximately $0.05 million for the three month period ended September 30, 2008 compared to $0.1 million for the three months ended September 30, 2007. As of September 30, 2008 and December 31, 2007, the Company’s balance sheet includes a receivable of $12.3 million and $6.8 million, respectively, resulting from the cumulative marketing expenses incurred in excess of cumulative marketing fees earned. These receivables are recorded as assets in the financial statements as the Company has the contractual authority to require that the franchisees in the system at any given point repay the Company for any deficits related to marketing and reservation activities. The Company’s current franchisees are legally obligated to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue. The Company has no present intention to accelerate repayment of the deficit from current franchisees. A payable has been recorded in the Company’s balance sheet within other long-term liabilities related to cumulative reservation fee revenues received in excess of reservation fee expenses incurred totaling $7.2 million and $11.9 million at September 30, 2008 and December 31, 2007, respectively. Cumulative reservation and marketing fees not expended are recorded as a payable on the financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements.

Other Income and Expenses, Net: Other income and expenses, net, increased $1.1 million to an expense of $4.1 million for the three months ended September 30, 2008 compared to the same period of the prior year. Interest expense decreased $1.8 million from $4.0 million for the three months ended September 30, 2007 to $2.2 million for the same period of 2008. Interest expense decreased due to a decline in the Company’s weighted average interest rate from 6.09% as of September 30, 2007 to 3.70% as of September 30, 2008 and lower average outstanding borrowings. The decline in the weighted average interest rate is due primarily to the Company’s repayment of its Senior Notes with proceeds from the Revolver. Interest and other investment income(loss) declined $2.9 million primarily due to the performance of investments held in the Company’s non-qualified employee benefit plans compared to the prior year period.

Income Taxes: The Company’s effective income tax rate was 37.8% for three months ended September 30, 2008, compared to an effective income tax rate of 35.3% for the three months ended September 30, 2007. The effective income tax rate for 2008 increased primarily due to an increase in taxes on certain foreign earnings. Depending on the outcome of certain income tax contingencies up to an additional $0.3 million of additional tax benefits may be reflected in our 2008 results of operations from the resolution of tax contingency reserves.

Net income: Net income for the three months ended September 30, 2008 decreased by 6% to $35.9 million from $38.4 million in the same period of the prior year, and diluted earnings per share declined from $0.59 for the three months ended September 30, 2007 to $0.57 for the same period of 2008.

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2008 and September 30, 2007

The Company recorded net income of $81.5 million for the nine months ended September 30, 2008, a decline of $1.9 million, or 2% from the $83.4 million for the nine months ended September 30, 2007. The decline in net income for the nine months ended September 30, 2008, is primarily attributable to a decline in the fair value of investments held in the Company’s non-qualified employee benefits plans compared to an appreciation of these investments in the prior year offset by a $3.4 million increase in operating income over the same period of the prior year and a $1.5 million decline in interest expense due to lower average borrowing rates. Operating income increased as a result of an increase in franchising revenues (total revenues excluding marketing and reservations revenues and hotel operations) of approximately $12.8 million or 6% partially offset by a $9.7 million increase in SG&A. SG&A increased from $73.7 million in the nine months ended September 30, 2007 to $83.4 million for the same period of 2008. SG&A expenses for the nine months ended September 30, 2008 include a $6.1 million charge related to the Company’s acceleration of a previously announced management succession plan. In addition, SG&A expenses for the nine months ended September 30, 2007 include termination benefits totaling $3.7 million resulting from the separation of certain executive officers.

Summarized financial results for the nine months ended September 30, 2008 and 2007 are as follows:

(in thousands, except per share amounts)	2008	2007
REVENUES:
Royalty fees	$188,151	$175,723
Initial franchise and relicensing fees	21,202	21,482
Procurement services	13,650	12,603
Marketing and reservation	254,573	226,864
Hotel operations	3,683	3,485
Other	5,927	6,362

Total revenues	487,186	446,519

OPERATING EXPENSES:
Selling, general and administrative	83,409	73,735
Depreciation and amortization	6,165	6,410
Marketing and reservation	254,573	226,864
Hotel operations	2,540	2,402

Total operating expenses	346,687	309,411

Operating income	140,499	137,108

OTHER INCOME AND EXPENSES, NET:
Interest expense	8,687	10,206
Interest and other investment (income) loss	3,329	(2,856)
Equity in net income of affiliates	(938)	(837)

Total other income and expenses, net	11,078	6,513

Income before income taxes	129,421	130,595
Income taxes	47,921	47,241

Net income	$81,500	$83,354

Weighted average shares outstanding – diluted	62,778	66,077

Diluted earnings per share	$1.30	$1.26

Management analyzes its business based on franchising revenues, which is total revenues excluding marketing and reservation revenues and hotel operations, and franchise operating expenses that are reflected as selling, general and administrative expenses.

Franchising Revenues: Franchising revenues were $228.9 million for the nine months ended September 30, 2008 compared to $216.2 million for the nine months ended September 30, 2007. The growth in franchising revenues is primarily due to a 7% increase in royalty revenues, an 8% increase in procurement services revenue, offset by a 1% decline in initial franchise and relicensing fees and a 7% decrease in other income.

Domestic royalty fees for the nine months ended September 30, 2008 increased $8.8 million to $168.8 million from $160.0 million in the nine months ended September 30, 2007, an increase of 6%. The increase in royalties is attributable to a combination of factors including a 5.4% increase in the number of domestic franchised hotel rooms, a 0.2% increase in RevPAR and an increase in the effective royalty rate of the domestic hotel system from 4.13% to 4.19%. System-wide RevPAR increases resulted primarily from average daily rate (“ADR”) increases of 3.4% over the prior year partially offset by a 180 basis point decline in occupancy rates.

A summary of the Company’s domestic franchised hotels operating information is as follows:

	For the Nine Months Ended September 30, 2008*			For the Nine Months Ended September 30, 2007*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$80.12	60.9%	$48.82	$77.04	62.9%	$48.45	4.0%	(200	)bps	0.8%
Comfort Suites	89.95	62.5%	56.26	87.54	66.0%	57.74	2.8%	(350	)bps	(2.6)%
Sleep	72.05	59.7%	43.02	69.53	62.8%	43.69	3.6%	(310	)bps	(1.5)%

Midscale without Food & Beverage	81.18	61.1%	49.61	78.20	63.5%	49.67	3.8%	(240	)bps	(0.1)%

Quality	72.08	53.0%	38.20	70.45	54.5%	38.37	2.3%	(150	)bps	(0.4)%
Clarion	85.04	51.0%	43.37	80.39	51.5%	41.38	5.8%	(50	) bps	4.8%

Midscale with Food & Beverage	74.87	52.6%	39.35	72.76	53.7%	39.10	2.9%	(110	) bps	0.6%

Econo Lodge	55.65	47.3%	26.33	54.43	48.1%	26.17	2.2%	(80	) bps	0.6%
Rodeway	55.51	48.7%	27.04	53.63	47.9%	25.68	3.5%	80	bps	5.3%

Economy	55.61	47.7%	26.51	54.25	48.0%	26.06	2.5%	(30	) bps	1.7%

MainStay	73.38	65.2%	47.86	69.91	67.8%	47.38	5.0%	(260	) bps	1.0%
Suburban	42.57	64.3%	27.37	39.98	68.1%	27.23	6.5%	(380	)bps	0.5%

Extended Stay	50.66	64.5%	32.70	46.69	68.0%	31.76	8.5%	(350	)bps	3.0%

Total	$74.47	56.2%	$41.87	$72.04	58.0%	$41.80	3.4%	(180	)bps	0.2%

*	Operating statistics represent hotel operations from December through August of 2008 and 2007, respectively.

There were 216 net domestic franchise additions during the nine months ended September 30, 2008 compared to 185 net domestic franchise additions during the nine months ended September 30, 2007. Gross domestic franchise additions increased from 333 for the nine months ended September 30, 2007 to 389 for the same period in 2008 primarily due to 15 additional hotel openings within the Company’s midscale without food and beverage category and 31 additional economy brand openings. Net domestic franchise terminations were 173 for the nine months ended September 30, 2008 compared to 148 for the same period of the prior year. The Company continues to execute its strategy to replace franchised hotels that do not meet our brand standards or are underperforming in their market. As the competition gets stronger and more focused on limited service franchising, the Company will continue to focus on improving its system of hotels and utilizing the domestic hotels under development as a strong platform for continued system growth.

International royalties increased $3.7 million or 24% from $15.7 million in the first nine months of 2007 to $19.4 million for the same period in 2008 primarily due to the commencement of direct franchising operations in the United Kingdom and foreign currency fluctuations.

New domestic franchise agreements executed in the nine months ended September 30, 2008 totaled 491 representing 40,110 rooms compared to 469 agreements representing 37,965 rooms executed in the first nine months of 2007. During the first nine months of 2008, 187 of the executed agreements were for new construction hotel franchises, representing 14,339 rooms, compared to 192 contracts, representing 15,258 rooms for the same period a year ago. Conversion hotel franchise executed contracts totaled 304 representing 25,771 rooms for the nine months ended September 30, 2008 compared to 277 agreements representing 22,707 rooms for the same period a year ago. Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise agreements increased 12% to $14.4 million for the nine months ended September 30, 2008 from $12.9 million for the nine months ended September 30, 2007. The increased revenues primarily reflect an increase in executed agreements over the same period of the prior year.

A summary of executed domestic franchise agreements by brand for the nine months ended September 30, 2008 and 2007 is as follows:

	For the Nine Months Ended September 30, 2008			For the Nine Months Ended September 30, 2007			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	33	41	74	26	32	58	27%	28%	28%
Comfort Suites	65	3	68	78	4	82	(17)%	(25)%	(17)%
Sleep	47	3	50	33	1	34	42%	200%	47%

Midscale without Food & Beverage	145	47	192	137	37	174	6%	27%	10%

Quality	4	108	112	7	96	103	(43)%	13%	9%
Clarion	6	29	35	5	28	33	20%	4%	6%

Midscale with Food & Beverage	10	137	147	12	124	136	(17)%	10%	8%

Econo Lodge	3	55	58	3	50	53	—%	10%	9%
Rodeway	2	65	67	2	62	64	—%	5%	5%

Economy	5	120	125	5	112	117	—%	7%	7%

MainStay	7	—	7	10	1	11	(30)%	(100)%	(36)%
Suburban	8	—	8	10	3	13	(20)%	(100)%	(38)%

Extended Stay	15	—	15	20	4	24	(25)%	(100)%	(38)%

Cambria Suites	12	—	12	18	—	18	(33)%	NM	(33)%

Total Domestic System	187	304	491	192	277	469	(3)%	10%	5%

Relicensing contracts declined 7% from 281 for the nine months ending September 30, 2007 to 261 for the nine months ended September 30, 2008. As a result of the decline in the number of contracts and the mix of brands relicensing, relicensing fees declined 21% to $6.8 million for the nine months ended September 30, 2008 from $8.6 million for the nine months ended September 30, 2007.

Procurement services revenue increased $1.0 million or 8% for the nine months ended September 30, 2008 to $13.7 million compared to the same period of the prior year resulting from the growth in our system size which positively impacts the volume of business transacted with our endorsed vendors, as well as higher interest, participation and fees from our endorsed vendors for booths at our 2008 annual franchisee convention.

Other income decreased $0.4 million or 7% to $5.9 million for the nine months ended September 30, 2008 compared to the same period last year primarily due to fewer liquidated damage collections related to the early termination of franchise agreements.

Selling General and Administrative Expenses: The cost to operate the franchising business is reflected in SG&A. SG&A expenses were $83.4 million for the nine months ended September 30, 2008, a $9.7 million increase from the nine months ended September 30, 2007. As a percentage of revenues, excluding marketing and reservation fees and hotel operations, total SG&A expenses were 36.4% for the nine months ended September 30, 2008 compared to 34.1% for the nine months ended September 30, 2007. SG&A as a percentage of franchise revenues increased primarily due to a $6.1 million charge in the second quarter of 2008 related to the Company’s acceleration of a previously announced management succession plan. In addition, SG&A expenses for the nine months ended September 30, 2007 include termination benefits totaling $3.7 million resulting from the separation of certain executives.

Marketing and Reservations: The Company’s franchise agreements require the payment of franchise fees, which include marketing and reservation fees. The marketing and reservation fees, which are primarily based on a percentage of the franchisees’ gross room revenues, are used exclusively by the Company for expenses associated with providing franchise services such as central reservation systems, national marketing and media advertising. The Company is contractually obligated to expend the marketing and reservation fees it collects from franchisees in accordance with the franchise agreements; as such, no income or loss to the Company is generated from these fees.

Total marketing and reservations revenues were $254.6 million and $226.9 million for the nine months ended September 30, 2008 and 2007, respectively. Depreciation and amortization attributable to marketing and reservation activities were $6.4 million for the nine months ended September 30, 2008 compared to $6.0 million for the nine months ended September 30, 2007. Interest expense attributable to reservation activities was approximately $0.2 million and $0.4 million for the nine month periods ended September 30, 2008 and 2007, respectively.

Other Income and Expenses, Net: Other income and expenses, net, increased $4.6 million to an expense of $11.1 million for the nine months ended September 30, 2008 from the same period in 2007. Interest expense decreased by $1.5 million from $10.2 million for the nine months ended September 30, 2007 to $8.7 million for the same period in 2008. Interest expense decreased due to a decline in the Company’s weighted average interest rate from 6.09% as of September 30, 2007 to 3.70% as of September 30, 2008 and lower average outstanding borrowings. Interest and other investment income declined $6.2 million primarily due to a decline in the fair value of investments held in the Company’s non-qualified employee benefit plans compared to an appreciation of these investments in the prior year period.

Income Taxes: The Company’s effective income tax rate was 37% for the nine months ended September 30, 2008, compared to an effective income tax rate of 36.2% for the nine months ended September 30, 2007. Depending on the outcome of certain income tax contingencies up to an additional $0.3 million of additional tax benefits may be reflected in our 2008 results of operations from the resolution of tax contingency reserves.

Net income: Net income for the nine months ended September 30, 2008 decreased by 2% to $81.5 million from $83.4 million in the prior year period, and diluted earnings per share increased 3% to $1.30 for the nine months ended September 30, 2008 from $1.26 reported for the nine months ended September 30, 2007. Diluted earnings per share increased 3% despite the decline in net income due to the repurchase of the Company’s common stock during 2007.

Liquidity and Capital Resources

Net cash provided by operating activities was $92.4 million and $100.2 million for the nine months ended September 30, 2008 and 2007, respectively. The decline in cash flows from operating activities primarily reflects investments in marketing and reservation activities.

Net cash advanced (provided) related to marketing and reservations activities totaled $3.8 million and ($17.2) million during the nine months ended September 30, 2008 and 2007, respectively. Cash advances related primarily to planned increases in advertising and promotional cost spending in excess of fees collected. Based on the current economic conditions, the Company expects marketing and reservation activities to be a net use of cash ranging between $10 million and $12 million in 2008.

Cash used in investing activities for the nine months ended September 30, 2008 and 2007 was $14.9 million and $18.6 million, respectively. During the nine months ended September 30, 2008 and 2007, capital expenditures totaled $7.9 million and $8.7 million, respectively. Capital expenditures for 2008 primarily include upgrades of system-wide property and yield management systems, improvements to Company facilities and the purchase of computer software and equipment. In addition, the Company occasionally provides financing to franchisees for property improvements, hotel development efforts and other purposes. During the nine months ended September 30, 2008 and 2007, the Company advanced $6.4 million and $6.1 million, respectively for these purposes. At September 30, 2008, the Company had commitments to extend an additional $6.5 million for these purposes provided certain conditions are met by its franchisees, of which $1.6 million is expected to be advanced during the remainder of 2008.

Financing cash flows relate primarily to the Company’s borrowings under its credit lines, treasury stock purchases and dividends. On June 16, 2006, the Company entered into a new $350 million senior unsecured revolving credit agreement (the “Revolver”), with a syndicate of lenders. The Revolver allows the Company to borrow, repay and reborrow revolving loans up to $350 million (which includes swingline loans for up to $20 million and standby letters of credit of up to $30 million) until the scheduled maturity date of June 16, 2011. The Company has the ability to request an increase in available borrowings under the Revolver by an additional amount of up to $150 million by obtaining the agreement of the existing lenders to increase their lending commitments or by adding additional lenders. The rate of interest generally applicable for revolving loans under the Revolver are, at the Company’s option, equal to either (i) the greater of the prime rate or the federal funds effective rate plus 50 basis points, or (ii) an adjusted LIBOR rate plus a margin between 22 and 70 basis points based on the Company’s credit rating. The Revolver requires the Company to pay a quarterly facility fee, based upon the credit rating of the Company, at a rate between 8 and 17 1/2 basis points, on the full amount of the commitment (regardless of usage). The Revolver also requires the payment of a quarterly usage fee, based upon the credit rating of the Company, at a rate between 10 and 12 1/2 basis points, on the amount outstanding under the commitment, at all times when the amount borrowed under the Revolver exceeds 50% of the total commitment. The Revolver includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage. The Revolver also restricts the Company’s ability to make certain investments, incur certain debt, and dispose of assets, among other restrictions. As of September 30, 2008, the Company had $230.0 million of revolving loans outstanding pursuant to the Revolver and was in compliance with all covenants.

The proceeds of the Revolver are used for general corporate purposes, including working capital, debt repayment, stock repurchases, dividends and investments.

In 1998, the Company completed a $100 million senior unsecured note offering (“Senior Notes”) at a discount of $0.6 million, bearing a coupon rate of 7.13% with an effective rate of 7.22%. Interest on the Senior Notes was paid semi-annually. The Senior Notes matured on May 1, 2008 and the Company repaid the Senior Notes by utilizing the available Revolver capacity. In conjunction with the repayment of the Senior Notes, the Company’s seven wholly-owned domestic subsidiaries that had guaranteed the Senior Notes were each released from their obligations.

The Company has a line of credit with a bank providing an aggregate of $10 million of borrowings, which is due upon demand. The line of credit ranks pari-pasu (or equally) with the Revolver. Borrowings under the line of credit bear interest at rates established at the time of borrowing based on prime rate minus 175 basis points. There was $4.4 million outstanding under the line of credit at September 30, 2008. Borrowings under this line of credit have been classified as a long-term liability at September 30, 2008, since the Company’s has the ability and intent to repay the outstanding borrowings by utilizing the available capacity of the Revolver.

As of September 30, 2008, total debt outstanding for the Company was $234.4 million. With the exception of the $4.4 million borrowed under the Company’s line of credit, which is due upon demand, no outstanding debt amounts at September 30, 2008 were scheduled to mature in the twelve months ending September 30, 2009.

On September 10, 2008, the Company declared a cash dividend of $0.185 per share (or approximately $11.6 million in the aggregate), which was paid on October 17, 2008 to shareholders of record on October 3, 2008. Dividends paid in the nine months ended September 30, 2008 were approximately $31.6 million. We expect dividends paid in 2008 to be approximately $43.3 million.

Through September 30, 2008, the Company had purchased 38.6 million shares (including 33.0 million prior to the 2 for 1 stock split effected in October 2005) of common stock under the Company’s share repurchase program at a total cost of $895.9 million. Considering the effect of the two-for-one stock split, the Company has repurchased 71.5 million shares at an average price of $12.52 per share. During the nine months ended September 30, 2008, the Company purchased no shares under its repurchase program. At September 30, 2008, the Company had approximately 62.9 million shares of common stock outstanding and had remaining under its repurchase program authorization to purchase up to 3.2 million shares. Subsequent to September 30, 2008 through November 10, 2008, the Company repurchased an additional 1.0 million shares of its common stock at a total cost of $23.5 million.

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

As of September 30, 2008, the Company had $6.2 million of total unrecognized tax benefits of which approximately $3.2 million would affect the effective tax rate if recognized. These unrecognized tax benefits relate principally to state tax filing positions and stock-based compensation deductions. The Company believes it is reasonably possible it will recognize tax benefits of up to $2.1 million within the next twelve months. This is due to the anticipated lapse of applicable statutes of limitations regarding state tax positions and stock-based compensation deductions.

The Company believes that cash flows from operations and available financing capacity are adequate to meet the expected future operating, investing and financing needs of the business. However, events over the past several months, including recent failures and near failures of a number of large financial service companies, have made the capital markets increasingly volatile. As a result of the dislocation in the credit markets, the availability of reasonably priced credit may be limited and therefore reduce the Company’s ability to return value to shareholders through its share repurchase program.

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

The Company may also enter into master development agreements (“MDAs”) with developers which grant limited exclusive development rights and preferential franchise agreement terms for one-time, non-refundable fees. When these fees are not contingent upon the number of agreements executed under the MDAs, the Company accounts for these up-front fees in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” (“SAB No. 104”) and recognizes the up-front fees over the MDAs’ contractual life.

Initial franchise and relicensing fees are recognized, in most instances, in the period the related franchise agreement is executed because the initial franchise and relicensing fees are non-refundable and the Company is not required to provide initial services to the franchisee prior to hotel opening. We defer the initial franchise and relicensing fee revenue related to franchise agreements which include incentives until the incentive criteria are met or the agreement is terminated, whichever occurs first.

We account for procurement services revenues from endorsed vendors in accordance with SAB 104. SAB 104 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Pursuant to SAB 104, the Company recognizes procurement services revenues when the services are performed or the product delivered, evidence of an arrangement exists, the fee is fixed and determinable and collectability is probable. We defer the recognition of procurement services revenues related to certain upfront fees and recognize them over a period corresponding to the Company’s estimate of the life of the arrangement.

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

In September 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”, (“FIN 48”). FIN 48 clarifies FASB Statement No. 109, “Accounting for Income Taxes” by prescribing a recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 was recorded in retained earnings and other accounts as applicable. Uncertain tax benefits of $7.1 million were recorded against tax contingencies and additional paid-in capital as of January 1, 2007, which represents a $3.1 million increase in tax contingencies recorded as of December 31, 2006. Accrued interest and penalties of $0.1 million were recorded against retained earnings as of January 1, 2007.

Estimated interest and penalties related to the uncertain tax benefits are classified as a component of income tax expense in the consolidated statements of income. During the nine months ended September 30, 2008, the Company reversed $0.1 million of accrued interest and penalties related to the resolution of previously unrecognized tax benefits. Accrued interest and penalties were $1.2 million and $1.3 million as of September 30, 2008 and December 31, 2007, respectively.

As of September 30, 2008 and December 31, 2007, the Company had $6.2 million and $6.7 million, respectively of total unrecognized tax benefits of which approximately $3.2 million would affect the effective tax rate if recognized. These unrecognized tax benefits relate principally to state tax filing positions and stock-based compensation deductions. The Company believes it is reasonably possible it will recognize tax benefits of up to $2.1 million within the next twelve months. This is due to the anticipated lapse of applicable statutes of limitations regarding state tax positions and stock-based compensation deductions.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2004. Substantially all material state and local and foreign income tax matters have been concluded for years through 2004. U.S. federal income tax returns for 2005 through 2007 are currently open for examination.

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

In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan (“EDCP”) which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust. A participant may elect an investment return of either the annual yield of the Moody’s Average Corporate Bond Rate Yield Index plus 300 basis points, or a return based on a selection of available diversified investment options. As of September 30, 2008 and December 31, 2007, the Company recorded a deferred compensation liability of $25.5 million and $22.3 million, respectively related to these deferrals and credited investment returns. The change in the deferred compensation obligation recorded in compensation expense relates to earnings credited to participants as well as changes in the fair value of the diversified investments. The Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that partially offset the earnings credited to the participants. The diversified investments held in the trusts totaled $19.6 million and $21.5 million as of September 30, 2008 and December 31, 2007, respectively, and are recorded at their fair value, based on quoted market prices. The change in the fair value of the diversified assets held in trust is recorded in accordance with SFAS 115 as trading security income (loss) and is included in other income and expenses, net in the accompanying statements of income.

In 1997, the Company adopted the Choice Hotels International, Inc. Nonqualified Retirement Savings and Investment Plan (“Non-Qualified Plan”). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. As of September 30, 2008 and December 31, 2007, the Company had recorded a deferred compensation liability of $11.5 million and $14.1 million, respectively related to these deferrals. The change in the deferred compensation obligation recorded in compensation expense relates to earnings credited to participants as well as changes in the fair value of the diversified investments. The diversified investments held in the trusts were $10.6 million and $13.0 million as of September 30, 2008 and December 31, 2007, respectively, and are recorded at their fair value, based on quoted market prices. The change in the fair value of the diversified assets held in trust is recorded in accordance with SFAS 115 as trading security income (loss) and is included in other income and expenses, net in the accompanying statements of income. In addition, at September 30, 2008 and December 31, 2007, the Non-Qualified Plan held shares of the Company’s common stock with a market value of $0.9 million and $1.1 million, respectively. We are subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock.

The Company sponsors an unfunded non-qualified defined benefit plan (“SERP”) for certain senior executives. No assets are held with respect to the plan; therefore benefits are funded as paid to participants. Effective December 31, 2006, the Company accounts for the SERP in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. Benefit payments totaling $0.4 million are currently scheduled to be remitted within the next twelve months.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R will change the accounting for business combinations by requiring an acquiring entity to recognize all the assets acquired, the liabilities assumed and any non-controlling interest in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will also change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

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

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact, if any; the adoption of this statement will have on our consolidated financial statements.

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP 133-1 and FIN 45-4”). FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The Company will update its disclosures, as appropriate, upon implementation of this guidance.

In September 2008, the FASB ratified EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (“EITF 08-5”). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The Company is currently assessing the impact of EITF 08-5 on its consolidated financial position and results of operations.

In October 2008, the FASB issued FSP 157-3 “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on our consolidated financial position and results of operations.

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this quarterly report constitute forward-looking statements within the meaning of federal securities law. Generally, our use of words such as “expect,” “estimate,” “believe,” “anticipate,” “will,” “forecast,” “plan,” “project,” “assume” or similar words of futurity identify statements that are forward-looking and that we intend to be included within the Safe Harbor protections provided by Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are based on management’s current beliefs, assumptions and expectations regarding future events, which in turn are based on information currently available to management. Such statements may relate to projections of the Company’s revenue, earnings and other financial and operational measures, Company debt levels, payment of stock dividends, and future operations or other matters. We caution you not to place undue reliance on any forward-looking statements, which are made as of the date of this quarterly report. Forward-looking statements do not guarantee future performance and involve known and unknown risks, uncertainties and other factors.

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

The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company’s foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including in certain circumstances the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which had a carrying value of $30.2 million and $34.5 million at September 30, 2008 and December 31, 2007, respectively, which we account for as trading securities under SFAS No. 115. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.

At September 30, 2008 and December 31, 2007, the Company had $234.4 million and $272.4 million of debt outstanding at a weighted average effective interest rate of 3.7% and 6.0%, respectively. A hypothetical change of 10% in the Company’s effective interest rate from September 30, 2008 levels would increase or decrease interest expense by $0.9 million. Prior to scheduled maturities, the Company expects to refinance its long-term debt obligations.

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

An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2008, that materially affected, or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In April 2007, two putative federal securities law class actions were filed in the United States District Court for the District of Colorado on behalf of persons who purchased the Company’s stock between April 25, 2006 and July 26, 2006. These substantially similar lawsuits were consolidated and together asserted claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, against the Company, its current Vice Chairman and former Chief Executive Officer, and its former Executive Vice President and Chief Financial Officer. These claims were related to the Company’s July 25, 2006 announcement of its results of operations for the second quarter of 2006. On the Company’s motion, the action was transferred from Colorado to the United States District Court for the District of Maryland. The United States District Court for the District of Maryland subsequently appointed Macomb County Employees’ Retirement System as Lead Plaintiff. On August 15, 2008, Lead Plaintiff, and its counsel, determined to voluntarily dismiss its claims and the Court entered an Order dismissing the consolidated action.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the nine months ended September 30, 2008.

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1),(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2008	9,810	$30.87	—	3,192,377
February 29, 2008	34,111	33.51	—	3,192,377
March 31, 2008	—	—	—	3,192,377
April 30, 2008	—	—	—	3,192,377
May 31, 2008	1,304	33.20	—	3,192,377
June 30, 2008	534	31.07	—	3,192,377
July 31, 2008	717	28.40	—	3,192,377
August 31, 2008	—	—	—	3,192,377
September 30, 2008	1,302	32.43	—	3,192,377

Total	47,778	$32.82	—	3,192,377

(1)	The Company’s share repurchase program was initially approved by the board of directors on September 25, 1998.
(2)

During the nine months ended September 30, 2008, the Company redeemed 47,778 shares of common stock from employees to satisfy minimum tax-withholding requirements related to the vesting of restricted stock grants. These redemptions were not part of the board repurchase authorization.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number and Description

Exhibit Number	Description

3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

3.02(a)	Amended and Restated Bylaws of Choice Hotels International, Inc.

10.02A*	Amended and Restated Chairman’s Service Agreement dated as of September 10, 2008 by and between Choice Hotels International, Inc. and Stewart Bainum, Jr.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Filed herewith
(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Registration Statement on Form S-4, filed August 31, 1998 (Reg. No. 333-62543).

(b) Reports on Form 8-K

The Company filed a report on Form 8-K, dated July 10, 2008, for the purpose of releasing a presentation scheduled to be presented at the Oppenheimer 8th Annual Consumer Growth, Gaming, Lodging and Leisure Conference on Thursday, July 10, 2008 in Boston, Massachusetts. The materials included certain non-GAAP financial measures. A reconciliation of those measures to the most directly related comparable GAAP measures was included in the presentation materials.

The Company filed a report on Form 8-K, dated July 29, 2008, reporting that a press release dated July 28, 2008 had been issued reporting the Company’s earnings for the three months ended June 30, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

Date: November 10, 2008	By:	/s/ David L. White
David L. White
Senior Vice President, Chief Financial Officer & Treasurer