Form 10-K
period 2008-12-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2009-03-02
CIK 1046311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock of Choice Hotels International, Inc. held by non-affiliates was $844,354,978 as of June 30, 2008 based upon a closing price of $26.50 per share.

The number of shares outstanding of Choice Hotels International, Inc.’s common stock at February 16, 2009 was 60,712,787.

DOCUMENTS INCORPORATED BY REFERENCE.

Certain portions of our definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Annual Meeting of Shareholders to be held on May 4, 2009, are incorporated by reference under Part III.

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

Several factors could cause actual results, performance or achievements of the Company to differ materially from those expressed in or contemplated by the forward-looking statements. Such risks include, but are not limited to, changes to general, domestic and foreign economic conditions; operating risks common in the lodging and franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees; our ability to keep pace with improvements in technology utilized for reservations systems and other operating systems; fluctuations in the supply and demand for hotels rooms; and our ability to manage effectively our indebtedness. These and other risk factors are discussed in detail in Item 1A “Risk Factors” of this report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

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

Item 1.    Business.

Overview

Choice Hotels International, Inc. and subsidiaries is one of the largest hotel franchisors in the world with 5,827 hotels open and 1,108 hotels under construction, awaiting conversion or approved for development as of December 31, 2008, representing 472,526 rooms open and 89,105 rooms under construction, awaiting conversion or approved for development in 49 states, the District of Columbia and over 30 countries and territories outside the United States. Choice franchises lodging properties under the following proprietary brand names: Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Sleep Inn®, Econo Lodge®, Rodeway Inn® , MainStay Suites®, Suburban Extended Stay Hotel®, Cambria Suites® and Ascend Collection® (collectively, the “Choice brands”). We operate in a single reportable segment encompassing our franchising business.

The Company conducts its international franchise operations through a combination of direct franchising and master franchising relationships which allow the use of our brands by third parties in foreign countries. The Company has made equity investments in certain non-domestic lodging franchise companies that conduct franchise operations for the Company’s brands under master franchising relationships. As a result of our use of master franchising relationships and international market conditions, total revenues from international franchising operations comprised only 8% and 7% of our total revenues in 2008 and 2007, respectively while representing approximately 19% and 20% of our franchise system hotels open at December 31, 2008 and 2007, respectively.

Our direct lodging property real estate exposure is limited to three company-owned MainStay Suites hotels and exposure through our development activities that involve financing and guaranty support with third party hotel developers.

With a focus on hotel franchising instead of ownership, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our business provides opportunities to improve operating results by increasing the number of franchised hotel rooms and effective royalty rates of our franchise contracts resulting in initial fee revenue, ongoing royalty fees and procurement services (formerly known as brand solutions) revenues. In addition, our operating results can also be improved through our company-wide efforts directed towards improving the property level performance of our franchisees. We also collect marketing and reservation fees to support centralized marketing and reservation activities for the franchise system. As a lodging franchisor, Choice currently has relatively low capital expenditure requirements.

Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. We believe our strong and predictable cash flows create a strong financial position that provides us a competitive advantage. Currently, our business does not require significant capital to operate and grow. Therefore, we can maintain a capital structure that generates strong financial returns and use our excess cash flow to increase returns to our shareholders. Historically, we have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. Through December 31, 2008, we repurchased 40.8 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $950.6 million since the program’s inception. Considering the effect of the two-for-one stock split, the Company has repurchased 73.8 million shares at an average price of $12.88 per share. On December 12, 2008, the board of directors authorized a 5.0 million share increase in the number of shares available for repurchase under the program. We had approximately 6.0 million shares remaining as of December 31, 2008 under the current stock repurchase authorization of the board of directors. Upon completion of the current authorization, our board of directors will evaluate the propriety of additional share repurchases. In 2008, we paid cash dividends totaling approximately $43.1 million and we presently expect to continue to pay dividends in the future. Based on our present dividend rate and outstanding share count, aggregate annual dividends for 2009 would be approximately $44.7 million.

Our board of directors has authorized us to enter into programs which permit us to offer investment, financing and guaranty support to qualified franchisees to incent multi-unit franchise development in top markets primarily for the Company’s Cambria Suites and extended stay brands. We expect to opportunistically deploy this capital over the next several years. In addition to these programs, the Company expects to continue to return value to its shareholders through a combination of share repurchases and dividends, subject to market and other conditions.

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

(1)	Certain industry statistics included in this section, such as the number of hotel rooms, number of affiliated and non-affiliated rooms, US Lodging Industry Trends From 1997 – 2008, etc. were obtained from Smith Travel Research.

In 2004, the resumption of economic growth increased lodging demand and occupancy rates. This coupled with the relatively slow growth in hotel supply, allowed hotels to again raise room rates from 2004 through 2007 at a faster pace than the increase in CPI. Occupancy rates continued to increase until 2007 when they began to decline as the number of rooms entering the system increased by the largest number since 2001.

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

During 2005, year-over-year new hotel construction increased for the first time since 1999 with 65,900 rooms added to the industry and continued to increase through 2008. Furthermore, during 2008 the volume of new room additions exceeded the pre-2001 economic recession levels. The pressures from the increased hotel room supply as well as the deteriorating economic conditions experienced in 2008, resulted in annual occupancy rate declines of 270 basis points and ADR increasing at a slower pace than the annual increase in the CPI. As a result, industry RevPAR declined approximately 1.9%.

The following chart demonstrates these trends:

US Lodging Industry Trends — 1997 - 2008

Year	Occupancy Rates	Average Daily Room Rates (ADR)	Increase in ADR Versus Prior Year	Increase in CPI Versus Prior Year	Revenue Per Available Room (RevPAR)	Profits (in billions)	New Rooms Added (Gross)
1997	64.5%	$75.16	6.1%	1.9%	$48.50	$17.0	128,000
1998	64.0%	$78.62	4.6%	2.3%	$50.29	$22.0	143,000
1999	63.3%	$81.27	3.4%	2.7%	$51.44	$23.0	143,148
2000	63.5%	$85.24	4.9%	3.4%	$54.13	$24.0	121,476
2001	60.1%	$84.85	-0.5%	2.9%	$50.99	$16.7	101,279
2002	59.2%	$83.15	-2.0%	1.6%	$49.22	$16.1	86,366
2003	59.1%	$83.19	0.1%	2.3%	$49.20	$15.0	65,876
2004	61.3%	$86.41	3.9%	2.7%	$52.93	$17.0	55,245
2005	63.1%	$90.84	5.1%	3.4%	$57.34	$21.0	65,900
2006	63.4%	$97.31	7.1%	3.2%	$61.69	$26.3	73,308
2007	63.1%	$104.04	6.9%	2.8%	$65.61	$26.9	94,541
2008	60.4%	$106.55	2.4%	3.8%	$64.37	$28.4	146,312

As a franchisor, we are well positioned in any stage of the lodging cycle. We have historically benefited from both the RevPAR gains typically experienced in the early stage of recovery, as our revenues are based on our franchisees’ gross room revenues, and the supply growth normally occurring in the later stages as we increase our portfolio size.

Historically, during lodging cycle downturns, we benefit from the conversion of independent and other hotel chain affiliates into our system in an effort to improve their performance.

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

The lodging industry can be further divided into chain scale categories or groupings of generally competitive brands as follows:

Chain Scale	Brand Examples	Room Count	% of Total	Avg. Hotel Room Size
Luxury	Four Seasons, Ritz Carlton	96,635	2.0%	308
Upper Upscale	Marriott, Hilton, Sheraton	571,680	12.2%	378
Upscale	Hilton Garden Inn, Courtyard, Cambria Suites	460,147	9.8%	147
Midscale w/ F&B	Quality, Clarion, Holiday Inn, Best Western, Ramada	511,001	10.9%	114

Sub-Total Full Service		1,639,463	34.9%	174

Midscale w/o F&B	Comfort, La Quinta, Baymont Inn, Hampton Inn	776,247	16.5%	87
Economy	Econo Lodge, Days Inn, Super 8, Red Roof Inn	758,915	16.2%	76

Sub-Total Limited Service		1,535,162	32.7%	81

Independents		1,518,965	32.4%	67

Total All Hotels		4,693,590	100%	92

Source: Smith Travel Research (December 2008)

According to Smith Travel Research, Choice branded system-wide market share as of December 31, 2008 in the United States has increased 150 basis points to 8.0% of total industry rooms since 2002. During these same 6 years, the total number of domestic hotel rooms has increased at a cumulative annual growth rate of 1.2%.

Independent operators of hotels not owned or managed by major lodging companies have increasingly joined national hotel franchise chains as a means of remaining competitive with hotels owned by or affiliated with national lodging companies. Over the past 18 years, the industry has seen a significant movement of hotels from independent to chain affiliation, with affiliated hotels increasing from 46% of the market in 1990 to 68% of the market in 2008. Because a significant portion of the costs of owning and operating a hotel are generally fixed, increases in revenues generated by affiliation with a franchise lodging chain can improve a hotel’s financial performance.

The large franchise lodging chains, including us, generally provide a number of services to hotel operators to improve the financial performance of their properties including central reservation systems, marketing and advertising programs, direct sales programs, certain training and education programs, property systems revenue enhancement services and relationships with qualified vendors to streamline purchasing processes and make lower cost products available. We believe that national franchise chains with a large number of hotels enjoy greater brand awareness among potential guests than those with fewer hotels, and that greater brand awareness can increase the desirability of a hotel to its potential guests.

We believe that hotel operators choose lodging franchisors based primarily on the perceived value and quality of each franchisor’s brand and its services, and the extent to which affiliation with that franchisor may increase the hotel operator profitability.

Choice’s Franchising Business

Choice operates primarily as a hotel franchisor offering 11 brands. This family of well known and diversified new construction and conversion brands competes at various hotel consumer and developer price points in the economy, midscale with and without food & beverage, extended stay and upscale lodging categories.

Economics of Franchising Business. The fee and cost structure of our business provides opportunities for us to improve operating results by increasing the number of franchised hotel rooms, improving RevPAR performance and increasing the effective royalty rates of our franchise contracts. As a hotel franchisor, we derive our revenue primarily from various franchise fees. Our franchise fees consist primarily of an initial fee and ongoing royalty, marketing and reservation fees that are typically based on a percentage of the franchised hotel’s gross room revenues. The initial fee and on-going royalty portion of the franchise fees are intended to cover our operating expenses, such as expenses incurred in business development, quality assurance, administrative support and other franchise services and to provide us with operating profits. The marketing and reservation fees are used for the expenses associated with marketing and media advertising and providing such franchise services as the central reservation system, property management systems and e-commerce initiatives.

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

Our various brand offerings position us well within the lodging industry. Our Cambria Suites, Comfort Inn, Comfort Suites, Sleep Inn, Suburban Extended Stay Hotel and MainStay Suites are primarily new build brands which offer hotel developers an array of choices in the upscale, midscale and extended stay chain scale categories during periods of supply growth, while our Ascend Collection, Clarion, Quality, Econo Lodge and Rodeway Inn brands offer conversion opportunities to independent operators and non-Choice affiliated hotels who desire to affiliate with our brands and take advantage of the services we have to offer.

Strategy. Our mission is a commitment to franchisee profitability by providing our franchisees with hotel franchises that strive to generate the highest return on investment of any hotel franchise. Our business strategy is to create franchise system growth by leveraging Choice’s large and well-known hotel brands, franchise sales capabilities, effective marketing and reservation delivery efforts, certain training and education programs, RevPAR enhancing services and technology, and financial strength created by our significant free cash flow. We believe our brands’ growth will be driven by our ability to create a compelling return on investment for franchisees. Our strategic objective is to improve our franchisee’s profitability by providing services which increase business delivery, reduce hotel operating and development costs, and/or improve guest satisfaction. Specific elements of our strategy include: building strong brands, delivering exceptional services, reaching more consumers and leveraging size, scale and distribution that reduces costs for hotel owners.

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

Delivering Exceptional Services. We provide a combination of services and technological products to help our franchisees improve performance. We have field services staff members located nationwide that help franchisees improve RevPAR performance and guest satisfaction. In addition, we provide our franchisees with certain education and training programs as well as technology products designed to improve property level performance. These services and products promote revenue gains for franchisees and improve guest satisfaction which translate into both higher royalties for the Company and improved returns for owners, leading to further room growth by making our brands attractive to franchisees. We develop our services based on customer needs and focus on activities that generate high return on investment for our customers.

Reaching More Consumers. We believe hotel owners value the large volume of guests we deliver through brand marketing, reservation systems, key account sales, and the Company’s loyalty program, Choice Privileges®. Our strategy is to maximize the effectiveness of these activities in delivering both leisure and business travelers to Choice-branded hotels.

The Company will continue to increase awareness of its brands through its single and multi-branded national marketing campaigns and our loyalty program promotions. These campaigns are intended to generate a compelling message in the midscale and economy lodging categories and utilize our significant size to create even greater awareness for our brands and drive business through our central reservation system. Local and regional co-op marketing campaigns will continue to leverage the national marketing programs to drive business to our properties at a local level. We expect our efforts at marketing directly to guests will continue to be enhanced through the use of our customer relationship management technology. Our continued focus on overall brand quality coupled with our marketing initiatives is designed to stimulate room demand for our franchised hotels through improved guest awareness and satisfaction.

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

Leveraging Size, Scale and Distribution. We continually focus on identifying methods for utilizing the significant number of hotels in our system to reduce costs and increase returns for our franchisees. For example, we create relationships with qualified vendors to: (i) make low-cost products available to our franchisees; (ii) streamline the purchasing process; and (iii) maintain brand standards and consistency. We plan to expand this business and identify new methods for decreasing hotel-operating costs by increasing penetration within our existing franchise system and enhancing our existing vendor relationships and/or creating new vendor relationships. We believe our efforts to leverage the Company’s size, scale and distribution benefit the Company by enhancing brand quality and consistency, improving our franchisees returns and satisfaction, and creating procurement services revenues.

Franchise System

Our standard domestic franchise agreements grant franchisees the non-exclusive right to use certain of our trademarks and receive other benefits of our franchise system to facilitate the operation of their franchised hotel at a specified location. Each of our standard domestic franchise agreements is 20 years in duration (excluding contracts for Suburban Extended Stay Hotel branded hotels and beginning in 2008 Comfort Inn branded hotels which run for 10 years), with certain rights for each of the franchisor and franchisee to terminate their franchise agreement, such as upon designated anniversaries of the agreement, before the 20th (or 10th, as applicable) year.

Our franchises operate domestically under one of eleven Choice brand names: Comfort Inn, Comfort Suites, Cambria Suites, Quality, Clarion, Ascend Collection, Sleep Inn, Econo Lodge, Rodeway Inn, MainStay Suites and Suburban Extended Stay Hotel. The following table presents key statistics related to our domestic franchise system over the five years ended December 31, 2008.

COMBINED DOMESTIC FRANCHISE SYSTEM

	As of and For the Year Ended December 31,
	2004	2005	2006	2007	2008
Number of properties, end of period	3,834	4,048	4,211	4,445	4,716
Number of rooms, end of period	309,586	329,353	339,441	354,139	373,884
Royalty fees ($000)	$155,915	$175,588	$194,333	$212,519	$220,411
Average royalty rate(1),(3)	4.04%	4.08%	4.09%	4.14%	4.20%
Average occupancy percentage(1),(3)	56.6%	57.6%	58.4%	57.9%	55.3%
Average daily room rate (ADR)(1),(3)	$63.56	$66.24	$68.71	$72.07	$74.11
Revenue per available room (RevPAR)(1),(2),(3)	$35.95	$38.15	$40.13	$41.75	$40.98

(1)

Suburban Extended Stay Hotel was acquired on September 28, 2005. Statistics for average occupancy percentage, ADR and RevPAR for the year ended December 31, 2005 and prior years have been excluded since comparable pre-acquisition data is not available.

(2)	The Company calculates RevPAR based on information as reported to the Company by its franchisees.
(3)	Amounts exclude results from Cambria Suites properties opened during 2008 and 2007 and Ascend Collection properties opened during 2008.

The Company conducts its international franchise operations through a combination of direct franchising and master franchising relationships which allow the use of our brands by third parties in foreign countries. The Company has made equity investments in certain non-domestic lodging franchise companies that conduct franchise operations for the Company’s brands under master franchising relationships. As a result of our use of master franchising relationships and international market conditions, total revenues from international franchising operations comprised only 8% and 7% of our total revenues in 2008 and 2007, respectively while representing approximately 19% and 20% of our franchise system hotels open at December 31, 2008 and 2007, respectively. Consequently, our description of our franchise system is primarily focused on the domestic operations. Currently, no individual franchisee or international master franchisee accounts for more than 2% of Choice’s royalty revenues or total revenues.

Industry Positioning

Our brands offer consumers and developers a wide range of choices from economy hotels to lower upscale, full service properties. Our brands are as follows:

Cambria Suites: Cambria Suites is an upscale new construction select service hotel chain with an upscale image and distinctive styling. Cambria offers well-appointed suites that emulate the “best of a modern home.” In-room amenities include luxury bedding, stereo with CD player, cordless phone and mini-refrigerator with microwave. Principal competitor brands include Courtyard by Marriott and Hilton Garden Inn. The Cambria Suites brand was launched in January 2005 and the first properties opened during 2007.

Ascend Collection: Ascend Collection is an innovative upscale membership program that is not positioned as a traditional franchise concept. To the contrary, individual properties in the historic, boutique and unique product classes retain their independent brand identity but have access to Choice’s marketing and distribution channels. The Ascend Collection offers the best of both worlds: Independence backed up by a powerful global distribution network.

Principal competitors include Sterling Hotels, Summit Hotel & Resorts, Small Luxury Hotels and Historic Hotels of America. The Ascend Collection brand was launched in October 2008 and includes 20 properties that were previously affiliated with our Clarion brand.

Comfort Inn: Comfort Inn and Comfort Inn and Suites hotels operate in the mid-scale without food and beverage category. One of the original brands in the limited service category, Comfort has built a reputation for consistent high-value accommodations for both business and leisure travelers. Principal competitor brands include Holiday Inn Express, Fairfield Inn and LaQuinta.

Comfort Suites: Comfort Suites hotels operate in the upper portion of the mid-scale without food and beverage category. Established in 1986 as an extension of the highly regarded Comfort Inn brand, Comfort Suites hotels feature oversized rooms with separate areas for working and sleeping, a complimentary rotational Savory Starts Breakfast and free high-speed Internet access. The brand competes with Holiday Inn Express, Fairfield Inn and Country Inn & Suites.

Sleep Inn: Sleep Inn is a new construction brand that operates in the mid-scale without food & beverage category. Sleep Inn delivers one of the most consistent product offerings in the category, providing both business and leisure travelers with free high-speed Internet access, an exercise room and our complimentary Morning Medley breakfast. Sleep Inn’s principal competitors include Microtel and La Quinta.

Clarion: Clarion hotels are full-service conversion hotels competing in the mid-scale hotel category. The brand offers upscale lodging at an affordable price. Clarion hotels provide a full spectrum of full-service facilities and amenities, which include restaurant, conference, banquet or small meeting facilities, business center, swimming pool or exercise room, room service and bell service. Principal competitor brands include Four Points by Sheraton and Radisson.

Quality: Quality Inn hotels offer efficient and personable service and clean accommodations in the mid-scale category. Amenities and services typically include a complimentary breakfast, free high-speed internet access, swimming pools and/or exercise rooms, free USA Today or Wall Street Journal newspaper and meeting or event space. Principal competitor brands include Best Western, Ramada and Holiday Inn.

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

Suburban Extended Stay Hotel: Suburban Extended Stay Hotel suites are built with today’s value-conscious extended stay guest in mind. All suites provide full kitchens, internet connections, and access to on-site laundry facilities. Suburban’s “just what you need” philosophy matches attractive weekly pricing with weekly housekeeping to provide extended stay guests with the all-suite accommodations they want without the cost of services they do not need. Principal competitor brands include Intown Suites and Sun Suites. The Suburban Extended Stay Hotel brand was added to our portfolio in September 2005 as the result of our acquisition of Suburban Franchise Holding Company, Inc.

Econo Lodge: Econo Lodge is a leading brand in the economy chain scale category, which offers clean, attractive lodging for value-oriented travelers. Free wireless internet hot spots, complimentary continental breakfast, and free USA Today, are just some of the amenities that position Econo Lodge as a great value in the economy category. The brand competes primarily with Days Inn and Super 8.

Rodeway Inn: Rodeway Inn is a brand also operating in the economy chain scale category, which offers clean, affordable lodging for savings-oriented travelers. With Always Fresh…Rodeway® breakfast and a free USA Today newspaper, Rodeway Inn is well positioned to offer savings for the budget-minded traveler. Principal competitor brands include Travelodge and Motel 6.

The following table presents key statistics related to the domestic system for our established brands over the five years ended December 31, 2008.

	As of and For the Year Ended December 31,
	2004	2005	2006	2007	2008
COMFORT INN DOMESTIC SYSTEM
Number of properties, end of period	1,432	1,428	1,415	1,434	1,462
Number of rooms, end of period	112,325	111,598	110,877	112,042	114,573
Royalty fees ($000)	$71,197	$78,722	$84,748	$91,131	$91,913
Average occupancy percentage	60.1%	61.7%	63.0%	63.1%	60.1%
Average daily room rate (ADR)	$65.53	$68.84	$73.08	$77.14	$79.84
RevPAR	$39.37	$42.45	$46.06	$48.70	$48.01
COMFORT SUITES DOMESTIC SYSTEM
Number of properties, end of period	389	411	433	481	541
Number of rooms, end of period	30,682	32,251	33,976	37,358	42,152
Royalty fees ($000)	$23,604	$27,881	$32,084	$35,775	$38,202
Average occupancy percentage	64.1%	66.3%	67.0%	65.5%	61.3%
Average daily room rate (ADR)	$73.68	$77.51	$82.93	$87.23	$89.49
RevPAR	$47.26	$51.36	$55.59	$57.11	$54.82
QUALITY DOMESTIC SYSTEM
Number of properties, end of period	576	660	736	828	908
Number of rooms, end of period	58,785	66,316	72,054	79,276	85,055
Royalty fees ($000)	$22,821	$25,855	$29,220	$34,310	$37,658
Average occupancy percentage	54.1%	54.6%	55.3%	54.2%	52.0%
Average daily room rate (ADR)	$63.62	$64.86	$66.89	$70.30	$71.42
RevPAR	$34.41	$35.41	$37.01	$38.09	$37.15
CLARION DOMESTIC SYSTEM
Number of properties, end of period	158	153	162	167	150
Number of rooms, end of period	23,652	23,554	23,945	23,319	21,497
Royalty fees ($000)	$8,375	$9,385	$9,531	$10,388	$10,733
Average occupancy percentage	51.1%	52.5%	51.2%	51.7%	50.0%
Average daily room rate (ADR)	$72.37	$74.62	$78.98	$80.86	$84.48
RevPAR	$36.97	$39.15	$40.41	$41.79	$42.21
SLEEP INN DOMESTIC SYSTEM
Number of properties, end of period	311	319	327	346	365
Number of rooms, end of period	23,766	24,205	24,575	25,728	26,867
Royalty fees ($000)	$12,387	$13,862	$15,384	$16,605	$16,437
Average occupancy percentage	59.5%	61.0%	62.4%	62.5%	58.5%
Average daily room rate (ADR)	$59.50	$62.52	$66.44	$69.67	$71.91
RevPAR	$35.42	$38.16	$41.43	$43.52	$42.10
MAINSTAY SUITES DOMESTIC SYSTEM
Number of properties, end of period	27	27	29	30	35
Number of rooms, end of period	2,150	2,047	2,183	2,258	2,694
Royalty fees ($000)	$1,163	$1,375	$1,459	$1,603	$1,760
Average occupancy percentage	62.2%	65.7%	69.4%	68.5%	64.2%
Average daily room rate (ADR)	$61.09	$64.76	$67.26	$70.04	$73.72
RevPAR	$37.97	$42.54	$46.66	$47.98	$47.34
ECONO LODGE DOMESTIC SYSTEM
Number of properties, end of period	781	805	816	825	816
Number of rooms, end of period	48,301	49,763	49,679	50,403	50,812
Royalty fees ($000)	$14,255	$15,509	$16,467	$17,266	$17,400
Average occupancy percentage	48.2%	48.2%	47.7%	48.0%	46.9%
Average daily room rate (ADR)	$48.92	$50.95	$53.09	$54.40	$55.58
RevPAR	$23.57	$24.56	$25.31	$26.10	$26.05
RODEWAY INN DOMESTIC SYSTEM
Number of properties, end of period	160	180	233	276	346
Number of rooms, end of period	9,925	11,051	14,168	16,523	20,302
Royalty fees ($000)	$2,114	$2,256	$2,467	$2,865	$3,397
Average occupancy percentage	48.7%	46.7%	45.8%	47.6%	47.5%
Average daily room rate (ADR)	$52.33	$49.91	$51.66	$53.24	$55.04
RevPAR	$25.49	$23.31	$23.66	$25.32	$26.16
SUBURBAN EXTENDED STAY HOTEL DOMESTIC SYSTEM
Number of properties, end of period	—	65	60	54	60
Number of rooms, end of period	—	8,568	7,984	6,773	7,256
Royalty fees ($000)	—	$743 (2)	$2,973	$2,535	$2,444
Average occupancy percentage	—	— (1)	72.4%	67.3%	62.4%
Average daily room rate (ADR)	—	— (1)	$38.30	$40.13	$42.93
RevPAR	—	— (1)	$27.73	$27.01	$26.80

(1)	Statistics for average occupancy percentage, ADR and RevPAR for the year ended December 31, 2005 and prior years have been excluded since comparable pre-acquisition data is not available.
(2)	Royalty fees include results of Suburban Extended Stay Hotel operations from September 28, 2005 through December 31, 2005.

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

As of December 31, 2008, we had 1,111 franchise hotels open and operating in over 30 countries and territories outside of the United States. The following chart summarizes our franchise system outside of the United States.

COMBINED INTERNATIONAL FRANCHISE SYSTEM(1)

	As of and For the Year Ended December 31,
	2004	2005	2006	2007	2008
Number of properties, end of period	1,143	1,162	1,165	1,125	1,111
Number of rooms, end of period	94,220	97,703	97,944	97,888	98,642
Royalty fees ($000)	$10,071	$10,971	$16,183	$22,234	$25,599

(1)

Reporting of operating statistics (e.g. average occupancy percentage and average daily room rate) of international franchisees is not required by all master franchise contracts, thus these statistics and RevPAR are not presented for international franchisees.

Scandinavia. We conduct our operations in Denmark, Norway, Sweden, Latvia, Estonia and Finland through our relationship with Choice Hotels Scandinavia (“CHS”). As of December 31, 2008, CHS had 154 open properties. The Company’s master franchise agreement with CHS expires in 2023.

Continental Europe. During the fourth quarter of 2006, the Company acquired from The Real Hotel Company PLC (“RHC”) the franchising operations conducted by RHC in the European countries of Germany, Italy, the Czech Republic, Switzerland, France, Belgium, Portugal and Spain and simultaneously the master franchise agreement between Choice and RHC covering these countries was terminated and we began direct franchising operations in these countries. At December 31, 2008, the Company had 176 properties open and operating in continental Europe.

Ireland. In August 2007, the Company entered into a ten year master franchising agreement with Ireland-based Cordelle Enterprises, doing business as Choice Hotels Ireland, for the right to license and develop our Clarion, Quality and Comfort brands in Ireland. Prior to acquiring the master franchising rights directly from the Company, Choice Hotels Ireland operated the Company’s brands under an area representative agreement with RHC, which previously held the master franchise rights in Ireland. As of December 31, 2008, Choice Hotels Ireland had 12 properties open and operating.

United Kingdom. In 2007, the Company entered into a definitive agreement with RHC to transfer United Kingdom franchising operations, which were previously operated under a master franchise agreement with RHC, to the Company on January 31, 2008. On that date, the master franchise agreement was terminated and the existing franchise agreements were assigned to the Company. At December 31, 2008, the Company had 70 properties open and operating in the United Kingdom.

Canada. We conduct our operations in Canada through Choice Hotels Canada, Inc. (“CHC”) a joint venture owned 50% by us and 50% by InnVest Real Estate Investment Trust. CHC is one of the largest lodging organizations in Canada with 275 franchised properties open and operating as of December 31, 2008.

Australasia. The Company conducts direct franchising operations in Australia, Singapore, New Zealand and Papua New Guinea through a wholly owned subsidiary, Choice Hotels Australasia Pty. Ltd. (“CHA”). As of December 31, 2008, CHA had 264 franchised properties open and operating in Australasia.

Mexico. During 2004, we established a wholly owned subsidiary Choice Hotels Mexico S. de R.L. de C.V. (“CHM”) to begin direct franchising operations in Mexico. CHM is focused on establishing Clarion, Quality and Comfort brands through conversions of high quality unbranded hotels in Mexico. At December 31, 2008, CHM had 17 properties open and operating.

Other International Relationships. We have various master franchise and area representative arrangements in place with local hotel management and franchising companies doing business in China, South America, India, Central America and Japan. In addition, the Company has direct franchise relationships with properties in Malaysia and Lebanon.

The following table summarizes Choice’s non-domestic franchise system as of December 31, 2008:

	Comfort	Comfort Suites	Quality	Clarion	Sleep	Econo Lodge	Rodeway	Total
Australia	142	1	66	16	—	—	—	225
Belgium	1	—	—	—	—	—	—	1
Czech Republic	1	—	1	3	—	—	—	5
France	74	—	26	3	—	—	—	103
Germany	17	—	13	3	—	—	—	33
Italy	4	—	7	5	—	—	—	16
Lebanon	—	—	1	—	—	—	—	1
Malaysia	—	—	1	—	—	—	—	1
Mexico	7	—	10	—	—	—	—	17
New Zealand	12	—	17	4	—	—	—	33
Papua New Guinea	1	—	4	—	—	—	—	5
Portugal	5	—	2	1	—	—	—	8
Singapore	—	—	1	—	—	—	—	1
Spain	—	—	1	1	—	—	—	2
Switzerland	5	—	3	—	—	—	—	8
United Kingdom	26	—	41	3	—	—	—	70

Direct Franchise Agreements	295	1	194	39	—	—	—	529

Brazil	13	7	23	1	5	—	—	49
Canada*	141	2	69	11	2	45	5	275
China	2	1	1	—	—	—	—	4
Costa Rica	—	—	1	1	1	—	—	3
Denmark	6	—	4	6	—	—	—	16
Dominican Republic	—	—	1	1	—	—	—	2
El Salvador	4	—	1	—	—	—	—	5
Estonia	—	—	—	1	—	—	—	1
Finland	1	—	1	1	—	—	—	3
Guatemala	—	—	—	1	—	—	—	1
Honduras	—	—	—	2	—	—	—	2
India*	11	—	12	1	—	—	—	24
Ireland	1	—	3	8	—	—	—	12
Japan	41	—	2	—	8	—	—	51
Norway	12	—	36	23	—	—	—	71
Sweden	9	—	25	29	—	—	—	63

Master Franchise Agreements	241	10	179	86	16	45	5	582

Total Number of Properties	536	11	373	125	16	45	5	1,111

*	The Company has made equity investments in these master franchisors.

The following table presents key worldwide system size statistics as of and for the year ended December 31, 2008.

	Open and Operational		Approved for Development		Units
	Hotels	Rooms	Hotels	Rooms	Additions	Repositionings	Terminations
Comfort	1,998	153,019	206	14,704	130	(20)	(88)
Comfort Suites	552	43,670	285	21,555	66	(2)	(3)
Quality	1,281	123,042	129	10,382	132	18	(79)
Ascend Collection	21	1,353	1	62	1	20	—
Clarion	275	37,862	59	7,916	44	(20)	(31)
Sleep Inn	381	28,647	166	11,652	30	(2)	(17)
MainStay Suites	35	2,694	45	4,135	9	—	(4)
Econo Lodge	861	53,106	55	3,636	64	1	(74)
Rodeway Inn	351	20,554	60	3,334	84	5	(20)
Suburban	60	7,256	41	3,853	8	—	(2)
Cambria Suites	12	1,323	61	7,876	8	—	—
Flag Hotels	—	—	—	—	—	—	(1)

Totals	5,827	472,526	1,108	89,105	576	—	(319)

Franchise Sales

Brand growth is important to our business model. We have identified key market areas, for certain brands, for hotel development based on supply/demand relationships and our strategic objectives. Development opportunities are typically offered to: (i) existing franchisees; (ii) developers of hotels; (iii) owners of independent hotels and motels; (iv) owners of hotels leaving other franchisors’ brands; (v) contractors who construct any of the foregoing; and, (vi) franchisees of non-hotel related products such as restaurants.

The franchise sales organization is structured in three brand specific divisions with both sales managers and franchise sales directors responsible for specific brands. These divisions consist of Cambria Suites, extended stay market brands (MainStay Suites and Suburban Extended Stay Hotels) and core brands (Comfort, Quality, Clarion, Ascend Collection, Sleep, Econo Lodge and Rodeway). Each division employs both sales managers as well as franchise sales directors. Sales managers have geographic oversight over all of the brands in their division to ensure each prospective hotel is placed in the appropriate brand, facilitate teamwork and information sharing amongst the sales directors and provide better service to our potential franchisees. Our franchise sales directors operate in brand specific selling teams to leverage their brand expertise to enhance product consistency and deal flow. The structure of this organization supports the Company’s efforts to leverage its core strengths in order to take advantage of opportunities for further growth and integrate our brands and strategies to allow our brand teams to focus on understanding, anticipating and meeting the unique needs of key customer segments. Franchise sales efforts emphasize the benefits of affiliating with one of our brands, our commitment to improving hotel profitability, our traditional (television, radio and print) and on-line brand advertising campaigns, our central reservation system, our training and support systems (including our proprietary property management systems) and our history of growth and profitability.

During 2008, Choice received 1,115 applications for new franchise agreements (not including relicensings of existing agreements) compared to 1,267 in 2007. These applications resulted in the execution of 698 new domestic franchise agreements in 2008, compared to 770 in 2007. An application received does not always result in an executed franchise agreement during the year received or at all due to various factors, such as financing and agreement on contractual terms. Based on the uncertainty around the current economic and credit market conditions and the reduced volume of franchise applications received by the Company in the fourth quarter of 2008, we expect the number of applications received and therefore the number of new franchise agreements executed to again decline in 2009. We believe this trend is likely to continue while the lodging industry experiences negative operating conditions and the availability of hotel financing continues to be limited. During prior lodging industry down turns, the Company has experienced an increase in the number of new domestic franchise agreements from conversion hotels. While the Company believes that a greater percentage of its new contracts will result from conversion hotel agreements, the length and breadth of the current economic crisis and the disruption of the credit markets could result in fewer conversion and new construction hotel contracts in the future. Our objective is to continue to grow our portfolio by continuing to sell our existing brands, creating extensions of our existing brands and introducing new brands within the various lodging chain categories.

Because retention of existing franchisees is important to our growth strategy, we have a formal impact policy. This policy offers existing franchisees protection from the opening of a same-brand property within a specified distance, depending upon the market in which the property is located.

Investment, Financing and Guaranty Franchisee Support

During 2008, our Board of Directors authorized us to enter into programs which permit us to offer investment, financing and guaranty support to qualified franchisees to incent multi-unit franchise development in top markets, primarily for the Company’s Cambria Suites and extended stay brands. We expect to opportunistically deploy this capital over the next several years. Our annual investment in these programs will be dependent on market and other conditions, As the economic conditions and credit markets improve and hotel development accelerates, the Company expects to deploy this capital in an effort to accelerate the development of the Cambria Suites and extended stay brands.

Franchise Agreements

Our standard domestic franchise agreements grant franchisees the non-exclusive right to use certain of our trademarks and receive other benefits of our franchise system to facilitate the operation of their franchised hotel at a specified location. Each of our standard domestic franchise agreements is 20 years in duration (excluding contracts for Suburban Extended Stay Hotel branded hotels and beginning in 2008 Comfort branded hotels which run for 10 years), with certain rights for each of the franchisor and franchisee to terminate their franchise agreement, such as upon designated anniversaries of the agreement, before the 20th (or 10th, as applicable) year.

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

When the responsibility for development is transferred to an international master franchisee, that party has the responsibility to sell to local franchisees our brands and the master franchisee generally must manage the delivery of necessary services (such as certain training, quality assurance, reservations and marketing) to support the franchised hotels in the master franchise area. The master franchisee collects the fees paid by the local franchisee and remits an agreed share to us. Master franchise agreements generally have a term of at least 10 years. We have only entered into master franchise agreements with respect to franchised hotels outside the United States.

In both 2008 and 2007, we retained 96% of franchisees which were in our domestic system in the previous year.

Franchise agreements are individually negotiated and vary among the different Choice brands and franchises, but generally are competitive with the industry average within their market group. Franchise fees usually have three primary components: an initial, one-time affiliation fee; a royalty fee; and a marketing and reservation fee. In prior years, the Company’s standard franchise agreements contained a separate marketing and reservation fee for the Cambria Suites, Comfort, Quality, Clarion and Sleep Inn brands. The Company has combined these two fees into one System Fee which is used exclusively to fund both the Company’s marketing and reservation activities that support all of the Choice brands.

Our standard franchise fees are as follows:

QUOTED FEES BY BRAND AS OF DECEMBER 31, 2008

Brand	Initial Fee Per Room/Minimum	Royalty Fees	Combined Marketing and Reservation System Fee
Cambria Suites	$500/$60,000	5.00%	4.00%
Comfort Inn	$500/$50,000	5.65%	3.85%
Comfort Suites	$500/$50,000	5.65%	3.85%
Quality Inn	$300/$35,000	4.65%	3.85%
Quality Suites	$300/$50,000	4.65%	3.85%
Ascend Collection	(1)	4.00%	2.50%
Clarion	$300/$40,000	4.25%	3.25%
Sleep Inn	$250/$25,000	4.65%	3.85%
MainStay Suites	$300/$30,000	5.00%	2.50%
Econo Lodge	$250/$25,000	4.50%	3.50%
Rodeway Inn	(2)	(3)	(4)
Suburban Extended Stay Hotel	$225/$30,000	5.00%	2.50%

(1)	Initial fee is $30,000 for properties with up to 80 rooms. Additional $375 per room fee for each room over 80 rooms.
(2)	Initial fee of $10,000 for properties with up to 80 rooms. Additional $125 per room fee for each room over 80 rooms.
(3)	Royalty rate is $25.00 per room per month.
(4)	Combined marketing and reservation fees are $15.00 per room per month.

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

We have also initiated a call forwarding program through which our franchisees can leverage our central reservation system capabilities by forwarding reservation calls received directly by the property to one of our reservation centers. Typically, this reduces the hotel’s front desk staffing needs, improves customer service and results in a higher average daily rate than reservations booked directly through the property.

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

Property Management Systems. Our proprietary property and yield management systems, Profit Manager by Choice Hotels and ChoiceADVANTAGE®, are designed to help franchisees maximize profitability and compete more effectively by managing their rooms inventory, rates and reservations. These systems synchronize each hotel’s inventory with our system, giving our reservation sales agents last room sell capabilities at every hotel. These systems include a revenue management feature that calculates and suggests optimum rates based on each hotel’s past performance and projected occupancy. These tools are critical to business delivery and yield improvement as they facilitate a franchisees’ ability to effectively manage hotel operations, determine appropriate rates, drive occupancy and participate in our marketing programs. The Profit Manager system is used primarily by our existing domestic non-economy brand franchises and ChoiceADVANTAGE is utilized primarily by our economy brand franchises and all new midscale branded properties. The Company is currently in the process of migrating all franchised hotels from the Profit Manager system to the web-based hotel property management system, ChoiceADVANTAGE. As a pure web-based solution, the ChoiceADVANTAGE system allows franchisees greater flexibility in hardware choices and reduces each hotel’s investment in on-site computer equipment resulting in a lower total cost of ownership for property management systems. This process is expected to be completed over the next several years.

Brand Name Marketing and Advertising. Our marketing and advertising programs are designed to heighten consumer awareness and preference for our brands as offering the greatest value and convenience in the lodging categories in which we compete. Marketing and advertising efforts include national television, internet and radio advertising, on-line advertising, print advertising in consumer and trade media and promotional events, including joint marketing promotions with qualified vendors and corporate partners.

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

Since 1998, we have operated a loyalty program called Choice Privileges, to attract and retain travelers by rewarding frequent stays with points towards free hotel stays and other rewards. From 1998 through 2007, the Choice Privileges program only included our midscale brands (Comfort, Clarion, Quality, Sleep, MainStay Suites and Suburban Extended Stay Hotel). From 2001 through the end of 2007, we operated a similar loyalty program called EA$Y CHOICE® for our Econo Lodge and Rodeway Inn brands. The EA$Y CHOICE program was a stamp redemption program and had no membership requirement to participate. Choice Privileges and EA$Y CHOICE participants earned points/stamps redeemable for free stays in Choice brand properties. The Company also offered guests the ability to earn airline miles for qualifying stays redeemable for flights with various airline partners as well as redeem points for gift certificates at participating retailers such as Wal-Mart. These programs allow us to conduct lower cost, more targeted marketing campaigns to our consumers. During 2007, the

Company announced that effective January 1, 2008 the Choice Privileges program would begin to include the Econo Lodge and Rodeway Inn brands. As of January 1, 2008, EA$Y CHOICE stamps were no longer distributed and members were given until March 31, 2008 to redeem their stamps or convert them into Choice Privileges points. As of the second quarter of 2008, the Choice Privileges program included all of our mid-scale brands and the Econo Lodge and Rodeway Inn brands and, as of December 31, 2008, the program had approximately 7.2 million members.

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

Training. We maintain a training department that conducts mandatory training programs for all franchisees and their employees. Regularly scheduled regional and national training meetings are also conducted for both property-level staff and managers. Training programs teach franchisees how to best use the Choice reservation system and marketing programs and certain fundamental hotel processes.

Training is conducted by a variety of methods, including group instruction seminars and on-line programs. We have also developed an interactive computer-based training system that will train hotel employees at their own pace.

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

Competition

Competition among franchise lodging chains is intense in attracting potential franchisees, retaining existing franchisees and generating reservations for franchisees. Franchise contracts are typically long-term in nature, but most allow the hotel owner to opt-out of the agreement at mutually agreed upon anniversary dates.

We believe that hotel operators choose lodging franchisors based primarily on the value and quality of each franchisor’s brand(s) and services and the extent to which affiliation with that franchisor may increase the franchisee’s reservations and profits. We also believe that hotel operators select a franchisor in part based on the franchisor’s reputation among other franchisees and the success of its existing franchisees.

Since our franchise system revenues are based on franchisees’ gross room revenues, our prospects for growth are largely dependent upon the ability of our franchisees to compete in the lodging market, our ability to convert competitor franchises and independent hotels to our brands and the ability of existing and potential franchisees to obtain financing to construct new hotels.

The ability of a hotel to compete may be affected by a number of factors, including the location and quality of the property, the number and quality of competing lodging facilities nearby, its affiliation with a recognized name brand and general regional and local economic conditions. We believe the effect of local economic conditions on our results is substantially reduced by the geographic diversity of our franchised properties, which are located in 49 states, the District of Columbia and over 30 countries and territories outside the United States, as well as our range of products and room rates.

We believe that our focus on core business strategies, combined with our financial strength, geographic diversity, and size, scale and distribution will enable us to remain competitive.

Service Marks and Other Intellectual Property

The service marks Choice Hotels International, Comfort Inn, Comfort Suites, Quality, Clarion, Sleep Inn, Econo Lodge, Rodeway Inn, MainStay Suites, Cambria Suites, Suburban Extended Stay Hotel, Ascend Collection, Choice Privileges and related marks and logos are material to our business. We, directly and through our franchisees, actively use these marks. All of the material marks are registered with the United States Patent and Trademark Office. In addition, we have registered certain of our marks with the appropriate governmental agencies in over 100 countries where we are doing business or anticipate doing business in the foreseeable future. We seek to protect our brands and marks throughout the world, although the strength of legal protection available varies from country to country. Depending on the jurisdiction, trademarks and other registered marks are valid as long as they are in use and/or their registrations are properly maintained and they have not been found to have become generic.

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

Employees

We employed approximately 1,789 people domestically as of February 16, 2009. None of our employees are represented by unions or covered by collective bargaining agreements. We consider our relations with our employees to be good.

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

•

conversely, if the economy experiences deflation, which is defined as a persistent decline in the general price level of goods and services, franchisees may be required to lower their room rates which would result in lower revenues to the Company. In addition, there is no guarantee that the Company could reduce its costs at the same pace as revenue declined leading to a reduction in operating profits;

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

The current general economic recession and the slowdown in the lodging industry may impact our financial results and growth.

The present economic recession and the uncertainty over its depth and duration is expected to have a negative impact on the lodging industry. There is a general consensus among economists that the economies of the U.S., Europe and much of the rest of the world are in a recession, and we are experiencing reduced demand for the hotel rooms of our franchisees. Accordingly, our financial results have been impacted by the economic slowdown and we expect that our future financial results and growth will be further harmed while the recession continues.

Continuing economic and credit market conditions may result in a reduction in the number of new franchise agreements.

Based on the uncertainty around the current economic and credit market conditions and the reduced volume of franchise applications received by us in the fourth quarter of 2008, we expect the number of applications received and therefore the number of new franchise agreements executed to again decline in 2009. We believe this trend is likely to continue while the lodging industry experiences negative operating conditions and the availability of hotel financing continues to be limited. During prior lodging industry down turns, we have experienced an increase in the number of new domestic franchise agreements from conversion hotels. While we believe that a greater percentage of new contracts will result from conversion hotel agreements, the length and breadth of the current economic crisis and the disruption of the credit markets could result in fewer conversion and new construction hotel contracts in the future. This trend could have a material adverse affect on our financial results.

New branded hotel products that we have launched or may launch in the future may not be successful.

We have recently and may in the future launch additional branded hotel products. We cannot assure that these brands will be accepted by hotel owners, potential franchisees or the traveling public, that we will recover the costs incurred in developing these brands or that the brands will be successful.

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

We compete with other lodging companies for franchisees. As a result, the terms of new franchise agreements may not be as favorable as our current franchise agreements. This competition may reduce or change fee structures, or make greater use of financial incentives such as loans and guarantees to acquire franchisees. This may potentially cause us to respond by charging lower fees or increasing our use of financial incentives, which may impact our margins. New competition may emerge using different business models with a lesser reliance on franchise fees. In addition, an excess supply of hotel rooms or unfavorable borrowing conditions may discourage potential franchisees from constructing new hotels, thereby limiting a source of growth of the franchise fees received by us.

In addition, each of our hotel brands competes with major hotel chains in national and international markets and with independent companies in regional markets. Our ability to remain competitive and to attract and retain business and leisure travelers depends on our success in distinguishing our products and services from those offered by our competitors. If we are unable to compete successfully in these areas, this could adversely affect our market share and our results of operations.

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

We franchise hotels to third parties pursuant to franchise agreements. These agreements may be terminated, renegotiated or expire but typically have an initial term of either 10 or 20 years. These agreements also contain provisions permitting the franchisee to terminate their agreement after five, ten or fifteen years under certain circumstances and depending on the particular hotel brand that is licensed to the franchisee. While our franchise agreements provide for liquidated damages to be paid to us by franchisees whose agreements have been terminated as the result of a violation of the provisions of the agreement, these damage amounts are typically less than the fees we would have received if the terminated franchisee fulfilled its contractual obligations. In addition, there can be no assurance that we will be able to replace expired or terminated franchise agreements, or that the provisions of renegotiated or new agreements will be as favorable as the provisions that existed before such expiration, replacement or renegotiation.

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

A significant percentage of hotel rooms are booked through internet travel intermediaries. If such bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from our franchisees or us. Moreover, some of these internet travel intermediaries are attempting to commoditize hotel rooms, by increasing the importance of price and general indicators of quality at the expense of brand identification. These intermediaries hope that consumers will eventually develop brand loyalties to their reservations systems rather than to our lodging brands. If this happens our business and profitability may be significantly harmed. We have established agreements with many key third party websites to limit transaction fees for hotels but we currently do not have agreements with several large internet travel intermediaries.

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

There can be no assurance that we will achieve the benefits that may have been anticipated from any new technology or system. Further, there can be no assurance that disruptions of the operation of these systems will not occur as a result of failures related to our internal or third party systems and support.

Our international operations are subject to special political and monetary risks.

We have franchised properties open and operating in over 30 countries and territories outside of the United States. We also have investments in foreign hotel franchisors. International operations generally are subject to political and other risks that are not present in U.S. operations. In certain countries, these risks include the risk of war or civil unrest, expropriation and nationalization. In addition, the laws of some international jurisdictions do not adequately protect our intellectual property and restrict the repatriation of non-U.S. earnings. Various international jurisdictions also have laws limiting the right and ability of non-U.S. entities to pay dividends and remit earnings to affiliated companies unless specified conditions have been met. In addition, revenues from international jurisdictions typically are earned in local currencies, which subjects us to risks associated with currency fluctuations. Currency devaluations and unfavorable changes in international monetary and tax policies could have a material adverse effect on our profitability and financing plans, as could other changes in the international regulatory climate and international economic conditions.

We are subject to certain risks related to our indebtedness.

As a result of our debt obligations, we are subject to the following risks, among others:

•	the risk that cash flows from operations or available lines of credit will be insufficient to meet required payments of principal and interest when due;

•	the risk that (to the extent we maintain floating rate indebtedness) interest rates increase;

•	our leverage may adversely affect our ability to obtain additional financing for acquisitions, working capital, capital expenditures or other purposes, if required;

•	the availability and cost of capital may limit our ability to refinance our existing revolving debt obligations; and

•

our existing debt agreements contain covenants that limit our ability to, among other things, borrow additional money, sell assets or engage in mergers. If we do not comply with these covenants, or do not repay our debt on time, we would be in default under our debt agreements. Unless any such default is waived by our lenders, the debt could become immediately payable and this would have a material adverse impact on us.

While we currently maintain an investment grade credit rating by both of the major rating agencies, there can be no assurance we will be able to maintain this rating. In the event of a downgrade in our credit rating, we would likely incur higher borrowing costs.

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

There can be no assurance that the periodic evaluation of our internal controls required by the Sarbanes-Oxley Act will not result in the identification of significant deficiencies or material weaknesses in our internal controls or that our auditors will be able to attest to the effectiveness of our internal control over financial reporting. Failure to comply may have consequences on our business including, but not limited to, increased risks of financial statement misstatements, SEC sanctions and negative capital market reactions.

We are subject to certain risks related to litigation filed by or against us.

We cannot predict with certainty the cost of defense, the cost of prosecution or the ultimate outcome of litigation filed by or against us, including, remedies or damage awards. This litigation may include, but is not limited to, actions or negligence by franchisees outside of our control. We are not liable for the actions of our franchisees; however, there is no guarantee that we would be insulated from liability in all cases, especially if there are changes in current interpretations of law.

Disruption or malfunction in our information systems could adversely affect our business.

Our information technology systems are vulnerable to damage or interruption from:

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

We rely on our systems to perform functions critical to our ability to operate, including our central reservation systems. Accordingly, an extended interruption in the systems’ function could significantly curtail, directly and indirectly, our ability to conduct our business and generate revenue.

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

Our business requires the collection and retention of large volumes of internal and customer data, including credit card numbers and other personally identifiable information of our customers as they are entered into, processed by, summarized by, and reported by our various information systems. We also maintain personally identifiable information about our employees. The integrity and protection of that customer, employee, and company data is critical to us. If that data is not accurate or complete we could make faulty decisions. Our customers also have a high expectation that we will adequately protect their personal information, and the regulatory environment surrounding information security and privacy is increasingly demanding, both in the U.S. and in the international jurisdictions in which we operate. A theft, loss or fraudulent use of customer, employee or company data could adversely impact our reputation and could result in remedial and other expenses, fines and litigation.

Instability in the credit markets may impact the ability of our franchisees to expand or construct new locations.

One aspect of our growth strategy is the ability of our franchisees to expand or open new franchises and to operate those franchises on a profitable basis. Delays or failures in opening new locations could materially and adversely affect our planned growth. In recent months, the credit markets have experienced instability, resulting in declining real estate values, credit and liquidity concerns and increased loan default rates. Many lenders have subsequently reduced their willingness to make new loans and have tightened their credit requirements. Many of our franchisees depend on the availability of financing to expand and or renovate existing locations or construct and open new hotels. If our franchisees experience difficulty in obtaining adequate financing for these purposes, our growth strategy and franchise revenues may be adversely affected.

Development activities that involve our co-investment or financing and guaranty support for third parties may result in exposure to losses.

As a result of our program to make financial support available to multi-unit developers in the form of loans, credit support such as guarantees, and equity investment, we are subject to investment and credit risks that we would not otherwise be exposed to as a franchisor. In particular, when we make loans to franchisees, agree to provide loan guarantees for the benefit of franchisees, or make equity investments in franchisees, we are subject to all generally applicable credit and investment risks, such as (1) construction delays, cost overruns, or acts of God such as earthquakes, hurricanes, floods or fires that may increase overall project costs or result in project cancellations; (2) the possibility that developers could become bankrupt or otherwise lack the financial resources to meet their obligations, or could have or develop business interests, policies or objectives that are inconsistent with ours; and (3) that the conditions within capital markets may limit the ability of franchisees to raise additional debt or equity that may be required for completion of projects. In addition to general credit and capital market risks, we face specific risks stemming from our ability to assess the existing and future financial strength of the franchisee and its principals, the development/construction abilities of the franchisee, the expected performance of the hotel in light of the forecasted general, regional and market-specific economic climate, and the ability to negotiate for, value, and if necessary collect security for our loans or obligations. Although we actively seek to minimize such risks before providing financial support, if we do not accurately assess these risks, our assumptions used to make these estimates prove inaccurate, or situations in the credit market or hospitality industry change in a manner we did not anticipate, our loans and investments may become impaired and/or we may be required to make payment under guarantees we have issued. In such instances, there is no assurance that we will be able to recover any or all of such impaired or paid amounts, in which case we will experience losses which could be material.

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

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

EXECUTIVE OFFICERS OF CHOICE HOTELS INTERNATIONAL, INC.

The name, age, title, present principal occupation, business address and other material occupations, positions, offices and employment of each of the executive officers of the Company as of December 31, 2008 are set forth below. The business address of each executive officer is 10750 Columbia Pike, Silver Spring, Maryland 20901

Name	Age	Position
Stewart Bainum, Jr.	62	Chairman of the Board of Directors
Stephen P. Joyce.	49	President and Chief Executive Officer
Charles A. Ledsinger, Jr.	59	Vice Chairman of the Board of Directors
David L. White	40	Senior Vice President , Chief Financial Officer & Treasurer
Bruce N. Haase	48	Executive Vice President, Global Operations
H. Christopher Malone	44	Senior Vice President & Chief Marketing Officer
Sandra K. Michel	51	Senior Vice President, General Counsel & Secretary
Thomas Mirgon	52	Senior Vice President, Human Resources and Administration
Patrick Pacious	43	Senior Vice President, Corporate Development and Strategy
David A. Pepper	41	Senior Vice President, Franchise Development & Emerging Brands
Scott E. Oaksmith	37	Controller

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

Stephen P. Joyce. President & Chief Executive Officer since June 2008 and President & Chief Operating Officer from May 2008 until June 2008. Prior to joining the Company, he was employed by Marriott as Executive Vice President, Global Development/Owner and Franchise Services from 2005 until 2008 and Executive Vice President, Owner and Franchise Services/North American Full Service Development from 2003 until 2005.

Charles A. Ledsinger, Jr. Vice Chairman and Director of the Company since June 2008. He was Vice Chairman, Chief Executive Officer and Director of the Company from September 2006 through June 2008 and was President, Chief Executive Officer and Director of the Company from August 1998 to September 2006. He was President and Chief Operating Officer of St. Joe Company from February 1998 to August 1998, Senior Vice President and Chief Financial Officer of St. Joe Company from May 1997 to February 1998; Senior Vice President and Chief Financial Officer of Harrah’s Entertainment, Inc. from June 1995 to May 1997; and Senior Vice President and Chief Financial Officer of Promus Companies Incorporated from August 1990 to June 1995. He serves as a director of Darden Restaurants and FelCor Lodging Trust, Inc.

David L. White. Senior Vice President, Chief Financial Officer & Treasurer since December 2007. He was Chief Financial Officer & Treasurer from September 2006 to December 2007; Vice President, Finance & Controller of Choice from December 2002 to September 2006; and was Vice President, Financial/SEC Reporting from September 2002 to December 2002. He was Senior Manager, Ernst & Young, LLP from May 2002 to September 2002. He was employed by Arthur Andersen LLP as Senior Manager from May 1999 to May 2002, and manager from October 1998 to May 1999. He served as Assistant Controller for the energy marketing division of Statoil Energy, Inc. from May 1997 to September 1998.

Bruce N. Haase. Executive Vice President, Global Operations since March 2008. Mr. Haase was Senior Vice President, Brand Operations & International from July 2007 to March 2008. He was Senior Vice President and Division President, Select Market Brands from January 2007 to July 2007 and was Senior Vice President, International of the Company from October 2000 to January 2007. He was Vice President – Finance and Treasurer from April 2000 until October 2000. He was Vice President, Finance and Treasurer of The Ryland Group, Inc., in Columbia, Maryland, from August 1999 until March 2000 and Vice President and Treasurer from October 1995 until August 1999.

H. Christopher Malone. Senior Vice President & Chief Marketing Officer since March 2008. Prior to joining the Company, he was employed by Aramark as Senior Vice President, Marketing from 2002 until 2007.

Sandra K. Michel. Senior Vice President, General Counsel & Secretary since March 2008. Prior to joining the Company, she was employed by Krispy Kreme Doughnuts, Inc. as Executive Vice President & General Counsel from April 2007 until March 2008. During 2006 through April 2007, she was Senior Counsel to the law firm of Proskauer Rose, LLC in Boca Raton, Florida. She was employed by LaQuinta Corporation as Senior Vice President, General Counsel & Secretary from December 2001 until January 2006.

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

David A. Pepper. Senior Vice President, Franchise Development & Emerging Brands since July 2007. He was Senior Vice President and Division President Cambria Suites and Extended Stay Market Brands from January 2007 to July 2007 and was Senior Vice President, Franchise Growth and Performance of Choice from December 2005 until January 2007. He was Senior Vice President, Development of Choice from January 2005 until December 2005. He was Vice President, Franchise Sales from June 2002 until January 2005. He was Vice President, Franchise Sales with USFS in Atlanta, Georgia from 1996 through June 2002.

Scott E. Oaksmith. Controller of the Company since September 2006. He was Senior Director & Assistant Controller of Choice from February 2004 to September 2006. He was Director, Marketing and Reservations, Finance from October 2002 until February 2004. Prior to joining the Company, he was employed by American Express Tax & Business Services, Inc. from January 1994 to October 2002, last serving as Senior Manager from October 2000 to October 2002.

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

QUARTERLY MARKET PRICE RANGE OF COMMON STOCK AND CASH DIVIDENDS DECLARED

	Market Price Per Share		Cash Dividends Declared Per Share
Quarters Ended	High	Low
2007
March 31,	$44.43	$35.02	$0.15
June 30,	42.03	34.66	0.15
September 30,	43.95	33.72	0.17
December 31,	43.00	33.05	0.17
2008
March 31,	$37.24	$29.42	$0.17
June 30,	36.40	25.98	0.17
September 30,	34.89	22.76	0.185
December 31,	30.27	18.25	0.185

The Company currently maintains the payment of a quarterly dividend on its common shares outstanding, however, the declaration of future dividends are subject to the discretion of the board of directors. We expect that cash dividends will continue to be paid at a comparable rate in the future, subject to future business performance, economic conditions and changes in the current income tax regulations.

As of February 16, 2009, there were 1,911 holders of record of the Company’s common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases of Choice Hotels International, Inc. common stock made by the Company during the twelve months ended December 31, 2008.

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1),(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2008	9,810	$30.87	—	3,192,377
February 29, 2008	34,111	33.51	—	3,192,377
March 31, 2008	—	—	—	3,192,377
April 30, 2008	—	—	—	3,192,377
May 31, 2008	1,304	33.20	—	3,192,377
June 30, 2008	534	31.07	—	3,192,377
July 31, 2008	717	28.40	—	3,192,377
August 31, 2008	—	—	—	3,192,377
September 30, 2008	1,302	32.43	—	3,192,377
October 31, 2008	650,201	22.87	650,201	2,542,176
November 30, 2008	1,553,639	25.21	1,553,639	988,537
December 31, 2008	278,113	29.21	24,700	5,963,837	(3)

Total	2,529,731	$25.19	2,228,540	5,963,837

(1)	The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998.
(2)

During the year ended December 31, 2008, the Company redeemed 301,191 shares of common stock from employees to satisfy minimum tax-withholding requirements related to the vesting of restricted stock grants. These redemptions were not part of the board repurchase authorization.

(3)

In December 2008, the Company’s board of directors authorized an increase under the Company’s existing stock repurchase program to allow the Company to acquire up to an additional five million shares of its outstanding common stock.

STOCKHOLDER RETURN PERFORMANCE

The graph below compares Choice Hotels International, Inc.’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NYSE Composite index and the S&P Hotels, Resorts & Cruise Lines index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2003 and tracks it through December 31, 2008.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Choice Hotels International, Inc., The NYSE Composite Index

And The S&P Hotels, Resorts & Cruise Lines Index

*	$100 invested on 12/31/03 in stock & index-including reinvestment of dividends.
Fiscal	year ending December 31.

Copyright	© 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/03	6/04	12/04	6/05	12/05	6/06	12/06	6/07	12/07	6/08	12/08
Choice Hotels International, Inc.	100.00	143.67	167.45	191.13	244.79	357.31	249.68	236.19	200.05	161.28	186.54
NYSE Composite	100.00	103.69	114.97	115.88	125.73	134.07	151.46	165.54	164.89	148.59	100.16
S&P Hotels, Resorts & Cruise Lines	100.00	116.25	145.63	145.65	147.85	148.46	169.46	169.41	148.42	117.59	76.99

Item 6.    Selected Financial Data.

Company results (in millions, except per share data)

	As of and for the year ended December 31,
	2004	2005	2006	2007	2008
Total Revenues	$423.4	$472.1	$539.9	$615.5	$641.7
Net Income	74.3	87.6	112.8	111.3	100.2
Basic Earnings per Share(1)	1.12	1.36	1.72	1.73	1.62
Diluted Earnings per Share(1)	1.08	1.32	1.68	1.70	1.60
Total Assets	263.4	265.3	303.3	328.4	328.2
Long-Term Debt	328.7	274.1	172.5	272.4	284.4
Cash Dividends Declared Per Common Share(1)	0.425	0.485	0.56	0.64	0.71

(1)	Per share amounts have been retroactively adjusted for a two-for-one stock split effected in the form of a stock dividend distributed on October 21, 2005 to shareholders of record on October 7, 2005.

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

•

Net income in 2008 included expenses related to the acceleration of the Company’s management succession plan totaling $6.6 million, termination benefits for non-executive employees totaling $3.5 million and the establishment of reserves for impaired notes receivable totaling $7.6 million. These items represented a decline in diluted EPS of $0.18.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand Choice Hotels International, Inc. and its subsidiaries. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes.

Overview

We are a hotel franchisor with franchise agreements representing 5,827 hotels open and 1,108 hotels under construction, awaiting conversion or approved for development as of December 31, 2008, with 472,526 rooms and 89,105 rooms, respectively, in 49 states, the District of Columbia and over 30 countries and territories outside the United States. Our brand names include Comfort Inn, Comfort Suites, Quality, Clarion, Ascend Collection, Sleep Inn, Econo Lodge, Rodeway Inn, MainStay Suites, Suburban Extended Stay Hotel and Cambria Suites (collectively, the “Choice brands”).

The Company conducts its international franchise operations through a combination of direct franchising and master franchising relationships which allow the use of our brands by third parties in foreign countries. The Company has made equity investments in certain non-domestic lodging franchise companies that conduct franchise operations for the Choice brands under master franchising relationships. As a result of our use of master franchising relationships and international market conditions, total revenues from international franchising operations comprised only 8% and 7% of our total revenues in 2008 and 2007, respectively while representing approximately 19% and 20% of our franchise system hotels open at December 31, 2008 and 2007, respectively.

On January 31, 2008, the Company terminated the master franchise agreement with The Real Hotel Company PLC (“RHC”) related to RHC’s franchised hotels under the Choice brands in the United Kingdom. In conjunction with the termination of the master franchise agreement, the Company acquired RHC’s franchise contracts under the master franchise agreement and commenced direct franchising operations in the United Kingdom on this date.

During 2006, the Company acquired 100% of the stock of Choice Hotels Franchise GmbH (“CHG”). CHG was a wholly owned subsidiary of one of the Company’s master franchisees, RHC. Under the master franchise agreement with RHC, CHG franchised hotels under the Company’s brands in Austria, Germany, Italy, Czech Republic and portions of Switzerland. As a result of this acquisition, the master franchise agreement between the Company and RHC covering these countries terminated. The results of CHG have been consolidated with the Company since October 30, 2006.

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

These transactions enable Choice to continue its strategy of more closely directing the growth of our franchise operations throughout continental Europe and the United Kingdom.

Our Company generates revenues, income and cash flows primarily from initial and continuing royalty fees attributable to our franchise agreements. Revenues are also generated from procurement services vendor arrangements, hotel operations and other sources. The hotel industry is seasonal in nature. For most hotels, demand is lower in December through March than during the remainder of the year. Our principal source of revenues is franchise fees based on the gross room revenues of our franchised properties. The Company’s franchise fee revenues and operating income reflect the industry’s seasonality and historically have been lower in the first quarter than in the second, third or fourth quarters.

With a focus on hotel franchising instead of ownership, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our business provides opportunities to improve operating results by increasing the number of franchised hotel rooms and effective royalty rates of our franchise contracts resulting in increased initial fee revenue; ongoing royalty fees and procurement services revenues. In addition, our operating results can also be improved through our company wide efforts related to improving property level performance. At December 31, 2008, the Company estimates that based on its current domestic portfolio of hotels under franchise that a 1% change in revenue per available room (“RevPAR”) or rooms under franchise would increase or decrease royalty revenues by approximately $2.2 million and a 1 basis point change in the Company’s effective royalty rate would increase or decrease domestic royalties by approximately $0.5 million. In addition to these revenues, we also collect marketing and reservation system fees to support centralized marketing and reservation activities for the franchise system. As a lodging franchisor, Choice currently has relatively low capital expenditure requirements.

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

We are contractually required by our franchise agreements to use the marketing and reservation system fees we collect for system-wide marketing and reservation activities. These expenditures, which include advertising costs and costs to maintain our central reservations system, help to enhance awareness and increase consumer preference for our brands. Greater awareness and preference promotes long-term growth in business delivery to our franchisees, which ultimately increases franchise fees earned by the Company.

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

We believe that executing our strategic priorities creates value. Our Company focuses on two key value drivers:

Profitable Growth. Our success is dependent on improving the performance of our hotels, increasing our system size by selling additional hotel franchises and effective royalty rate improvement. We attempt to improve our franchisees’ revenues and overall profitability by providing a variety of products and services designed to increase business delivery to and/or reduce operating and development costs for our franchisees. These products and services include national marketing campaigns, a central reservation system, property and yield management systems, quality assurance standards and procurement services vendor relationships. We believe that healthy brands, which deliver a compelling return on investment for franchisees, will enable us to sell additional hotel franchises and raise royalty rates. We have established multiple brands that meet the needs of many types of guests, and can be developed at various price points and applied to both new and existing hotels. This ensures that we have brands suitable for creating growth in a variety of market conditions. Improving the performance of the hotels under franchise, growing the system through additional franchise sales and improving franchise agreement pricing while maintaining a disciplined cost structure are the keys to profitable growth.

Maximizing Financial Returns and Creating Value for Shareholders. Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. We believe our strong and predictable cash flows create a strong financial position that provides us a competitive advantage. Currently, our business does not require significant capital to operate and grow. Therefore, we can maintain a capital structure that generates high financial returns and use our excess cash flow to increase returns to our shareholders. Historically, we have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. Through December 31, 2008, we have repurchased 40.8 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $950.6 million since the program’s inception. Considering the effect of the two-for-one stock split, the Company has repurchased 73.8 million shares at an average price of $12.88 per share. On December 12, 2008, the board of directors authorized a five million share increase in the number of shares available for repurchase under the program. At December 31, 2008, the Company had remaining authorization to purchase up to 6.0 million shares under the current stock repurchase authorization of the board of directors. Upon completion of the current authorization, our board of directors will evaluate the propriety of additional share repurchases. In 2008, we paid cash dividends totaling approximately $43.1 million and we presently expect to continue to pay dividends in the future. Based on our present dividend rate and outstanding share count, aggregate annual dividends for 2009 would be approximately $44.7 million.

Our board of directors has authorized us to enter into programs which permit us to offer investment, financing and guaranty support to qualified franchisees to incent multi-unit franchise development in top markets primarily for the Company’s Cambria Suites and extended stay brands. Based on market and other conditions, we expect to deploy this capital opportunistically over the next several years. In addition to these programs, the Company expects to continue to return value to its shareholders through a combination of share repurchases and dividends, subject to market and other conditions.

We believe these value drivers, when properly implemented, will enhance our profitability, maximize our financial returns and continue to generate value for our shareholders. The ultimate measure of our success will be reflected in the items below.

Results of Operation: Royalty fees, operating income, net income and diluted earnings per share (“EPS”) represent key measurements of these value drivers. In 2008, royalty fees revenue totaled approximately $247.4 million, a 5% increase compared to 2007. Operating income totaled $174.6 million for the year ended December 31, 2008, a 6% decline from 2007. Net income for the year ended December 31, 2008 declined $11.1 million from 2007 to $100.2 million and diluted earnings per share were $1.60, a $0.10 decline from 2007. Operating and net income include expenses related to the acceleration of the Company’s management succession plan totaling $6.6 million ($4.1 million, net of tax), termination benefits for non-executive employees totaling $3.5 million ($2.2 million, net of tax) and the establishment of reserves for impaired notes receivable totaling $7.6 million ($4.7 million, net of tax). These items represented diluted EPS of $0.18. These measurements will continue to be a key management focus in 2009 and beyond.

Refer to MD&A heading “Operations Review” for additional analysis of our results.

Liquidity and Capital Resources: Historically, the Company has generated significant cash flows from operations. In 2008 and 2007, net cash provided by operating activities was $104.4 million and $145.7 million, respectively. Since our business does not currently require significant reinvestment of capital, we utilize cash in ways that management believes provide the greatest returns to our shareholders which include share repurchases and dividends. We believe the Company’s cash flow from operations and available financing capacity is sufficient to meet the expected future operating, investing and financing needs of the business. However, events over the past several months, including recent failures and near failures of a number of large financial service companies have made the capital markets increasingly volatile. As a result of the dislocation in the credit markets, the availability of reasonably priced credit may be limited and therefore reduce the Company’s ability to return value to shareholders through dividends and its share repurchase program.

Refer to MD&A heading “Liquidity and Capital Resources” for additional analysis.

Inflation: Inflation has been moderate in recent years and has not had a significant impact on our business.

Operations Review

Comparison of 2008 Operating Results and 2007 Operating Results

The Company recorded net income of $100.2 million for the year ended December 31, 2008, an $11.1 million or 10% decline from $111.3 million for the year ended December 31, 2007. The decline in net income for the year ended December 31, 2008 is primarily attributable to a $10.6 million or 6% decline in operating income and the decline in the fair value of investments held in the Company’s non-qualified employee benefit plans compared to an appreciation of these investments in the prior year period. These declines were partially offset by lower effective borrowing rates. Operating income declined $10.6 million as the Company’s selling, general and administrative (“SG&A”) costs increased $17.4 million or 17% while franchising revenues (total revenues excluding marketing and reservation revenues and hotel operations) increased $6.3 million or 2%. SG&A expenses for the year ended December 31, 2008 includes a $6.6 million charge related to the Company’s acceleration of a previously announced management succession plan as well as termination benefits totaling $3.5 million related to the termination of non-executive employees. In addition, SG&A expenses also reflect the establishment of reserves for impaired notes receivable totaling $7.6 million. SG&A expenses for the year ended December 31, 2007 include termination benefits totaling $3.7 million resulting from the separation of certain executive officers.

Summarized financial results for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
	(In thousands, except per share amounts)
REVENUES:
Royalty fees	$247,435	$236,346
Initial franchise and relicensing fees	27,931	33,389
Procurement services	17,148	16,283
Marketing and reservation	336,477	316,827
Hotel operations	4,936	4,692
Other	7,753	7,957

Total revenues	641,680	615,494

OPERATING EXPENSES:
Selling, general and administrative	118,989	101,590
Depreciation and amortization	8,184	8,637
Marketing and reservation	336,477	316,827
Hotel operations	3,434	3,241

Total operating expenses	467,084	430,295

Operating income	174,596	185,199

OTHER INCOME AND EXPENSES:
Interest expense	10,932	14,293
Interest and other investment (income) loss	7,760	(1,750)
Equity in net income of affiliates	(1,414)	(1,230)

Other income and expenses, net	17,278	11,313

Income before income taxes	157,318	173,886
Income taxes	57,107	62,585

Net income	$100,211	$111,301

Weighted average shares outstanding-diluted	62,521	65,331

Diluted earnings per share	$1.60	$1.70

Management analyzes its business based on franchising revenues, which is total revenues excluding marketing and reservation revenues and hotel operations, and franchise operating expenses that are reflected as SG&A expenses.

Franchising Revenues: Franchising revenues were $300.3 million for the year ended December 31, 2008 compared to $294.0 million for the year ended December 31, 2007. The growth in franchising revenues is primarily due to increases in royalty and procurement services revenues of approximately 5% and 5%, respectively partly offset by a 16% decline in initial and relicensing fees.

Domestic royalty fees increased $7.7 million to $221.8 million from $214.1 million in 2007, an increase of 3.6%. The increase in royalties is attributable to a combination of factors including a 5.6% increase in the number of domestic franchised hotel rooms and an increase in the effective royalty rate of the domestic hotel system from 4.14% to 4.20%, partially offset by a 1.8% decline in RevPAR. System-wide RevPAR declined due to a 260 basis point decline in occupancy, which was partially offset by a 2.8% increase in average daily rates.

A summary of the Company’s domestic franchised hotels operating information for the years ending December 31 is as follows:

	2008*			2007*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$79.84	60.1%	$48.01	$77.14	63.1%	$48.70	3.5%	(300	) bps	(1.4)%
Comfort Suites	89.49	61.3%	54.82	87.23	65.5%	57.11	2.6%	(420	) bps	(4.0)%
Sleep	71.91	58.5%	42.10	69.67	62.5%	43.52	3.2%	(400	) bps	(3.3)%

Midscale without Food & Beverage	80.90	60.2%	48.66	78.23	63.5%	49.70	3.4%	(330	) bps	(2.1)%

Quality	71.42	52.0%	37.15	70.30	54.2%	38.09	1.6%	(220	) bps	(2.5)%
Clarion	84.48	50.0%	42.21	80.86	51.7%	41.79	4.5%	(170	) bps	1.0%

Midscale with Food & Beverage	74.18	51.6%	38.26	72.74	53.6%	38.97	2.0%	(200	) bps	(1.8)%

Econo Lodge	55.58	46.9%	26.05	54.40	48.0%	26.10	2.2%	(110	) bps	(0.2)%
Rodeway	55.04	47.5%	26.16	53.24	47.6%	25.32	3.4%	(10	) bps	3.3%

Economy	55.44	47.0%	26.08	54.14	47.9%	25.93	2.4%	(90	) bps	0.6%

MainStay	73.72	64.2%	47.34	70.04	68.5%	47.98	5.3%	(430	) bps	(1.3)%
Suburban	42.93	62.4%	26.80	40.13	67.3%	27.01	7.0%	(490	) bps	(0.8)%

Extended Stay	51.14	62.9%	32.17	47.10	67.6%	31.83	8.6%	(470	) bps	1.1%

Total	$74.11	55.3%	$40.98	$72.07	57.9%	$41.75	2.8%	(260	) bps	(1.8)%

*	Operating statistics represent hotel operations from December through November and exclude Ascend Collection for 2008 and Cambria Suites for 2008 and 2007.

The number of domestic rooms on-line increased to 373,884 as of December 31, 2008 from 354,139 as of December 31, 2007, an increase of 5.6%. The total number of domestic hotels on-line grew 6.1% to 4,716 as of December 31, 2008 from 4,445 as of December 31, 2007.

A summary of the domestic hotels and available rooms at December 31, 2008 and 2007 by brand is as follows:

	December 31, 2008		December 31, 2007		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	%	Rooms	%
Comfort Inn	1,462	114,573	1,434	112,042	28	2.0%	2,531	2.3%
Comfort Suites	541	42,152	481	37,358	60	12.5%	4,794	12.8%
Sleep	365	26,867	346	25,728	19	5.5%	1,139	4.4%

Midscale without Food & Beverage	2,368	183,592	2,261	175,128	107	4.7%	8,464	4.8%

Quality	908	85,055	828	79,276	80	9.7%	5,779	7.3%
Clarion	150	21,497	167	23,319	(17)	(10.2)%	(1,822)	(7.8)%

Midscale with Food & Beverage	1,058	106,552	995	102,595	63	6.3%	3,957	3.9%

Econo Lodge	816	50,812	825	50,403	(9)	(1.1)%	409	0.8%
Rodeway	346	20,302	276	16,523	70	25.4%	3,779	22.9%

Economy	1,162	71,114	1,101	66,926	61	5.5%	4,188	6.3%

MainStay	35	2,694	30	2,258	5	16.7%	436	19.3%
Suburban	60	7,256	54	6,773	6	11.1%	483	7.1%

Extended Stay	95	9,950	84	9,031	11	13.1%	919	10.2%

Ascend Collection	21	1,353	—	—	21	NM	1,353	NM
Cambria Suites	12	1,323	4	459	8	200.0%	864	188.2%

Total Domestic Franchises	4,716	373,884	4,445	354,139	271	6.1%	19,745	5.6%

International available rooms increased to 98,642 as of December 31, 2008 from 97,888 as of December 31, 2007. The total number of international hotels on-line declined from 1,125 as of December 31, 2007 to 1,111 as of December 31, 2008.

As of December 31, 2008, the Company had 987 franchised hotels with 78,915 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 1,004 hotels and 79,342 rooms at December 31, 2007. The number of new construction franchised hotels in the Company’s domestic pipeline declined 1% to 723 at December 31, 2008 from 728 at December 31, 2007. The Company had an additional 121 franchised hotels with 10,190 rooms under construction, awaiting conversion or approved for development in its international system as of December 31, 2008 compared to 89 hotels and 8,640 rooms at December 31, 2007. While the Company’s hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.

A summary of the domestic franchised hotels under construction, awaiting conversion or approved for development at December 31, 2008 and 2007 by brand is as follows:

	December 31, 2008			December 31, 2007			Variance
	Conversion	New Construction	Total	Conversion	New Construction	Total	Conversion		New Construction		Total
							Units	%	Units	%	Units	%
Comfort Inn	51	125	176	54	135	189	(3)	(6)%	(10)	(7)%	(13)	(7)%
Comfort Suites	3	279	282	1	278	279	2	200%	1	0%	3	1%
Sleep	2	157	159	—	138	138	2	NM	19	14%	21	15%

Midscale without Food & Beverage	56	561	617	55	551	606	1	2%	10	2%	11	2%

Quality	69	14	83	71	15	86	(2)	(3)%	(1)	(7)%	(3)	(3)%
Clarion	36	9	45	30	7	37	6	20%	2	29%	8	22%

Midscale with Food & Beverage	105	23	128	101	22	123	4	4%	1	5%	5	4%

Econo Lodge	45	5	50	46	3	49	(1)	(2)%	2	67%	1	2%
Rodeway	58	2	60	68	3	71	(10)	(15)%	(1)	(33)%	(11)	(15)%

Economy	103	7	110	114	6	120	(11)	(10)%	1	17%	(10)	(8)%

MainStay	—	38	38	2	46	48	(2)	(100)%	(8)	(17)%	(10)	(21)%
Suburban	—	34	34	4	40	44	(4)	(100)%	(6)	(15)%	(10)	(23)%

Extended Stay	—	72	72	6	86	92	(6)	(100)%	(14)	(16)%	(20)	(22)%

Ascend Collection	—	1	1	—	—	—	—	NM	1	NM	1	NM
Cambria Suites	—	59	59	—	63	63	—	NM	(4)	(6)%	(4)	(6)%

Total Domestic System	264	723	987	276	728	1,004	(12)	(4)%	(5)	(1)%	(17)	(2)%

Net domestic franchise additions during 2008 increased 37 units to 271 compared to 234 for the same period a year ago. Gross domestic franchise additions increased from 435 for 2007 to 497 for 2008 primarily due to 22 additional hotel openings within the Company’s midscale without food and beverage category and 28 additional economy brand openings. New construction hotels represented 158 of the gross domestic additions during 2008, a 23% increase from 2007. The Company expects the number of new franchise additions that will open during 2009 to decline slightly from 497 in 2008 to approximately 473 hotels in 2009. In addition, we expect the percentage of new construction franchise additions during 2009 to decline to approximately 27% of the gross domestic additions compared to 32% in 2008.

Net franchise terminations increased to 226 for 2008 from 201 in 2007 primarily due to a 19 unit increase in net terminations for economy brand hotels. The Company has continued to execute its strategy to replace franchised hotels that do not meet our brand standards or are underperforming in their market and expects to continue this strategy in 2009. As the competition gets stronger and more focused on limited service franchising, the Company will continue to focus on improving its system hotels and utilizing the domestic hotels under construction, awaiting conversion or approved for development as a strong platform for continued system growth.

International royalties increased $3.4 million or 15% from $22.2 million in 2007 to $25.6 million in 2008 primarily due to the commencement of direct franchising operations in the United Kingdom which contributed $1.6 million of additional royalties.

New domestic franchise agreements executed during 2008 totaled 698 representing 56,236 rooms compared to 770 agreements representing 61,778 rooms executed in the same period in 2007. During 2008, 261 of the executed agreements were for new construction hotel franchises, representing 19,879 rooms, compared to 327 contracts, representing 26,029 rooms for 2007. Conversion hotel franchise executed contracts totaled 437 representing 36,357 rooms for the year ended December 31, 2008 compared to 443 agreements representing 35,749 rooms for the year ended December 31, 2007. Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise agreements decreased 7% to $19.5 million for 2008 from $21.0 million for 2007. The decline in revenues primarily reflects fewer executed agreements compared to the prior year.

Based on the uncertainty around the current economic and credit market conditions and the volume of franchise applications received by the Company in the fourth quarter of 2008, we expect the number of applications received and therefore the number of new franchise agreements executed to again decline in 2009. We believe this trend is likely to continue while the lodging industry experiences negative operating conditions and the availability of hotel financing continues to be limited. During prior lodging industry down turns, the Company has experienced an increase in the number of new domestic franchise agreements from conversion hotels. While the Company believes that a greater percentage of its new contracts will result from conversion hotel agreements, the length and breadth of the current economic crisis and the disruption of the credit markets could result in fewer conversion and new construction hotel contracts in the future.

A summary of executed domestic franchise agreements by brand for 2008 and 2007 is as follows:

	2008			2007			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	48	58	106	48	62	110	0%	(6)%	(4)%
Comfort Suites	85	3	88	114	4	118	(25)%	(25)%	(25)%
Sleep	72	4	76	71	1	72	1%	300%	6%

Midscale without Food & Beverage	205	65	270	233	67	300	(12)%	(3)%	(10)%

Quality	5	147	152	11	153	164	(55)%	(4)%	(7)%
Clarion	7	42	49	6	42	48	17%	0%	2%

Midscale with Food & Beverage	12	189	201	17	195	212	(29)%	(3)%	(5)%

Econo Lodge	4	83	87	3	77	80	33%	8%	9%
Rodeway	3	99	102	2	99	101	50%	0%	1%

Economy	7	182	189	5	176	181	40%	3%	4%

MainStay	12	—	12	22	2	24	(45)%	(100)%	(50)%
Suburban	8	—	8	21	3	24	(62)%	(100)%	(67)%

Extended Stay	20	—	20	43	5	48	(53)%	(100)%	(58)%

Ascend Collection	1	1	2	—	—	—	NM	NM	NM
Cambria Suites	16	—	16	29	—	29	(45)%	NM	(45)%

Total Domestic System	261	437	698	327	443	770	(20)%	(1)%	(9)%

Relicensing fees are charged to the new property owner of a franchised property whenever an ownership change occurs and the property remains in the franchise system. Relicensing contracts declined 23% from 403 during 2007 to 312 for the year ended December 31, 2008. As a result of the decline in contracts and the mix of brands relicensing, relicensing revenues declined 31% from $12.4 million in 2007 to $8.5 million for 2008. Due to the current economic conditions, the Company projects that the level of relicensing activity will continue to decline in 2009 until credit market conditions improve.

Procurement services revenue increased $0.9 million or 5% to $17.1 million for the year ended December 31, 2008 primarily resulting from the growth of our system size which positively impacts the volume of business transacted with our qualified vendors.

Other income declined $0.2 million to $7.8 million for the year ended December 31, 2008 primarily due to lower liquidated damage collections related to the early termination of franchise agreements.

Selling, General and Administrative Expenses: The cost to operate the franchising business is reflected in SG&A expenses on the consolidated statements of income. SG&A expenses were $119.0 million for 2008, an increase of $17.4 million from the 2007 total of $101.6 million. As a percentage of revenues, excluding marketing and reservation fees and hotel operations, total SG&A expenses were 39.6% for 2008 compared to 34.6% for 2007. SG&A expenses as a percentage of franchise revenues increased primarily due to expenses related to the acceleration of the Company’s management succession plan totaling $6.6 million, termination benefits for non-executive employees totaling $3.5 million and the establishment of reserves for impaired notes receivable totaling $7.6 million. SG&A expenses for the year ended December 31, 2007, include $3.7 million in termination benefits related to the termination of certain executive officers.

Marketing and Reservations: The Company’s franchise agreements require the payment of franchise fees, which include marketing and reservation system fees. The fees, which are based on a percentage of the franchisees’ gross room revenues, are used exclusively by the Company for expenses associated with providing franchise services such as central reservation systems, national marketing and media advertising. The Company is contractually obligated to expend the marketing and reservation fees it collects from franchisees in accordance with the franchise agreements; as such, no income or loss to the Company is generated.

Total marketing and reservations revenues were $336.5 million and $316.8 million for 2008 and 2007, respectively. Depreciation and amortization attributable to marketing and reservation activities was $8.8 million and $8.3 million for the years ended December 31, 2008 and 2007, respectively. Interest expense attributable to reservation activities was $0.2 million and $0.5 million for 2008 and 2007, respectively. Marketing and reservation activities utilized $7.6 million in cash flows for the year ended December 31, 2008 and provided positive cash flow $12.0 million for the year ended December 31, 2007. As of December 31, 2008 and 2007, the Company’s balance sheet includes a receivable of $13.5 million and $6.8 million, respectively resulting from cumulative marketing expenses incurred in excess of cumulative marketing fee revenues earned. These receivables are recorded as an asset in the financial statements as the Company has the contractual authority to require that the franchisees in the system at any given point repay the Company for any deficits related to marketing and reservations activities. The Company’s current franchisees are legally obligated to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue. The Company has no present intention to accelerate repayment of the deficit from current franchisees. A payable has been recorded in the Company’s balance sheet within other long-term liabilities related to cumulative reservation fee revenues received in excess of reservation fee expenses incurred totaling $2.2 million and $11.9 million at December 31, 2008 and 2007, respectively. Cumulative reservation and marketing fees not expended are recorded as a payable in the financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements.

Other Income and Expenses, Net: Other income and expenses, net, increased $6.0 million to an expense of $17.3 million for the year ended December 31, 2008 from 2007. Interest expense decreased $3.4 million from $14.3 million for the year ended December 31, 2007 to $10.9 million for the same period in 2008. Interest expense decreased due to a decline in the Company’s weighted average interest rate from 6.0% as of December 31, 2007 to 2.4% as of December 31, 2008. Interest and other investment income declined $9.5 million primarily due to a decline in the fair value of investments held in the Company’s non-qualified employee benefit plans compared to an appreciation of these investments in the prior year period.

Income Taxes: The Company’s effective income tax provision rate was 36.3% for 2008, compared to an effective income tax provision rate of 36.0% for 2007. Depending upon the outcome of certain income tax contingencies, up to an additional $2.1 million of additional tax benefits may be reflected in our 2009 results of operations from the resolution of tax contingency reserves.

Net income for 2008 declined by 10% to $100.2 million, and diluted EPS declined 6% to $1.60 for 2008 from $1.70 reported for 2007. Diluted earnings per share declined at a slower pace than net income due to the repurchase of the Company’s common stock during the fourth quarter of 2008.

Comparison of 2007 Operating Results and 2006 Operating Results

The Company recorded net income of $111.3 million for the year ended December 31, 2007, a $1.5 million or 1% decline from the $112.8 million for the year ended December 31, 2006. The decrease in net income is primarily attributable to the resolution of income tax contingencies totaling $12.8 million during 2006 resulting in an effective income tax rate of 27.4% in 2006 compared to 36.0% for 2007. The increase in the effective income tax rate was partially offset by an $18.6 million or 11% increase in operating income. Operating income increased as a result of a $31.8 million, or 12% increase in franchising revenues (total revenues excluding marketing and reservation revenues and hotel operations) partially offset by a $14.5 million or 17% increase in SG&A expenses. The increase in SG&A expense was partially due to the commencement of direct franchising operations in continental Europe and termination benefit expenses incurred related to the termination of certain executive officers.

Summarized financial results for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
	(In thousands, except per share amounts)
REVENUES:
Royalty fees	$236,346	$211,645
Initial franchise and relicensing fees	33,389	29,629
Procurement services	16,283	13,945
Marketing and reservation	316,827	273,267
Hotel operations	4,692	4,505
Other	7,957	6,912

Total revenues	615,494	539,903

OPERATING EXPENSES:
Selling, general and administrative	101,590	87,112
Depreciation and amortization	8,637	9,705
Marketing and reservation	316,827	273,267
Hotel operations	3,241	3,194

Total operating expenses	430,295	373,278

Operating income	185,199	166,625

OTHER INCOME AND EXPENSES:
Interest expense	14,293	14,098
Interest and other investment income	(1,750)	(2,041)
Equity in net income of affiliates	(1,230)	(1,052)
Loss on extinguishment of debt	—	342

Other income and expenses, net	11,313	11,347

Income before income taxes	173,886	155,278
Income taxes	62,585	42,491

Net income	$111,301	$112,787

Weighted average shares outstanding-diluted	65,331	67,050

Diluted earnings per share	$1.70	$1.68

Management analyzes its business based on franchising revenues, which is total revenues excluding marketing and reservation revenues and hotel operations, and franchise operating expenses that are reflected as SG&A expenses.

Franchising Revenues: Franchising revenues were $294.0 million for the year ended December 31, 2007 compared to $262.1 million for the year ended December 31, 2006. The growth in franchising revenues is primarily due to increases in royalty revenues and initial and relicensing fees, procurement services and other revenues of approximately 12%, 13%, 17% and 15%, respectively.

Domestic royalty fees increased $18.6 million to $214.1 million from $195.5 million in 2006, an increase of 10%. The increase in royalties is attributable to a combination of factors including a 4.3% increase in the number of domestic franchised hotel rooms, a 4.0% increase in RevPAR and an increase in the effective royalty rate of the domestic hotel system to 4.14% from 4.09%. System-wide RevPAR increases resulted primarily from an average daily rate increase of 4.9% from the prior year.

A summary of the Company’s domestic franchised hotels operating information for the years ending December 31 is as follows:

	2007*			2006*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR
Comfort Inn	$77.14	63.1%	$48.70	$73.08	63.0%	$46.06	5.6%	10 bps	5.7%
Comfort Suites	87.23	65.5%	57.11	82.93	67.0%	55.59	5.2%	(150) bps	2.7%
Sleep	69.67	62.5%	43.52	66.44	62.4%	41.43	4.9%	10 bps	5.0%

Midscale without Food & Beverage	78.23	63.5%	49.70	74.18	63.7%	47.26	5.5%	(20) bps	5.2%

Quality	70.30	54.2%	38.09	66.89	55.3%	37.01	5.1%	(110) bps	2.9%
Clarion	80.86	51.7%	41.79	78.98	51.2%	40.41	2.4%	50 bps	3.4%

Midscale with Food & Beverage	72.74	53.6%	38.97	69.76	54.3%	37.87	4.3%	(70) bps	2.9%

Econo Lodge	54.40	48.0%	26.10	53.09	47.7%	25.31	2.5%	30 bps	3.1%
Rodeway	53.24	47.6%	25.32	51.66	45.8%	23.66	3.1%	180 bps	7.0%

Economy	54.14	47.9%	25.93	52.83	47.3%	24.99	2.5%	60 bps	3.8%

MainStay	70.04	68.5%	47.98	67.26	69.4%	46.66	4.1%	(90) bps	2.8%
Suburban	40.13	67.3%	27.01	38.30	72.4%	27.73	4.8%	(510) bps	(2.6)%

Extended Stay	47.10	67.6%	31.83	43.81	71.8%	31.46	7.5%	(420) bps	1.2%

Total	$72.07	57.9%	$41.75	$68.71	58.4%	$40.13	4.9%	(50) bps	4.0%

*	Operating statistics represent hotel operations from December through November and exclude the results of Cambria Suites for the year ended December 31, 2007. No Cambria Suites were open during 2006.

The number of domestic rooms on-line increased to 354,139 as of December 31, 2007 from 339,441 as of December 31, 2006, an increase of 4.3%. The total number of domestic hotels on-line grew 5.6% to 4,445 as of December 31, 2007 from 4,211 as of December 31, 2006.

A summary of the domestic hotels and available rooms at December 31, 2007 and 2006 by brand is as follows:

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

As of December 31, 2007, the Company had 1,004 franchised hotels with 79,342 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 860 hotels and 66,238 rooms at December 31, 2006. The number of new construction franchised hotels in the Company’s domestic pipeline increased 21% to 728 at December 31, 2007 from 602 at December 31, 2006. The Company had an additional 89 franchised hotels with 8,640 rooms under construction, awaiting conversion or approved for development in its international system as of December 31, 2007 compared to 70 hotels and 6,317 rooms at December 31, 2006. While the Company’s hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.

A summary of the domestic franchised hotels under construction, awaiting conversion or approved for development at December 31, 2007 and 2006 by brand is as follows:

	December 31, 2007			December 31, 2006			Variance
	Conversion	New Construction	Total	Conversion	New Construction	Total	Conversion		New Construction		Total
							Units	%	Units	%	Units	%
Comfort Inn	54	135	189	56	124	180	(2)	(4)%	11	9%	9	5%
Comfort Suites	1	278	279	3	233	236	(2)	(67)%	45	19%	43	18%
Sleep	—	138	138	—	123	123	—	NM	15	12%	15	12%

Midscale without Food & Beverage	55	551	606	59	480	539	(4)	(7)%	71	15%	67	12%

Quality	71	15	86	76	10	86	(5)	(7)%	5	50%	—	—
Clarion	30	7	37	11	4	15	19	173%	3	75%	22	147%

Midscale with Food & Beverage	101	22	123	87	14	101	14	16%	8	57%	22	22%

Econo Lodge	46	3	49	41	5	46	5	12%	(2)	(40)%	3	7%
Rodeway	68	3	71	66	3	69	2	3%	—	—	2	3%

Economy	114	6	120	107	8	115	7	7%	(2)	(25)%	5	4%

MainStay	2	46	48	—	33	33	2	NM	13	39%	15	45%
Suburban	4	40	44	5	24	29	(1)	(20)%	16	67%	15	52%

Extended Stay	6	86	92	5	57	62	1	20%	29	51%	30	48%

Cambria Suites	—	63	63	—	43	43	—	NM	20	47%	20	47%

Total Domestic System	276	728	1,004	258	602	860	18	7%	126	21%	144	17%

Net domestic franchise additions during 2007 increased 71 units to 234 compared to 163 for the same period a year ago. Gross domestic franchise additions increased from 381 for 2006 to 435 for 2007. Net franchise terminations declined to 201 for 2007 from 218 in 2006. During 2007, the Company continued to execute its strategy to replace franchised hotels that do not meet our brand standards or are underperforming in their market. As the competition gets stronger and more focused on limited service franchising, the Company will continue to focus on improving its system hotels and utilizing the domestic hotels under construction, awaiting conversion or approved for development as a strong platform for continued system growth.

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

Procurement services revenue increased $2.3 million or 17% to $16.3 million for the year ended December 31, 2007 primarily resulting from increased vendor sponsorships of our annual franchisee convention.

Other income increased $1.0 million to $8.0 million for the year ended December 31, 2007 primarily due to an increase in liquidated damage collections related to the early termination of franchise agreements.

Selling, General and Administrative Expenses: The cost to operate the franchising business is reflected in SG&A expenses on the consolidated statements of income. SG&A expenses were $101.6 million for 2007, an increase of $14.5 million from the 2006 total of $87.1 million. As a percentage of revenues, excluding marketing and reservation fees and hotel operations, total SG&A expenses were 34.6% for 2007 compared to 33.2% for 2006. Expenses as a percentage of franchise revenues increased primarily due to an additional $3.3 million in expenses related to the commencement of direct franchising operations in continental Europe and $3.7 million in termination benefits related to the termination of certain executive officers.

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

Liquidity and Capital Resources

Net cash provided by operating activities declined $41.3 million to $104.4 million for the year ended December 31, 2008 from $145.7 million for the year ended December 31, 2007, respectively. The decline in cash flows from operating activities primarily reflects timing of working capital items and lower cash repayments from marketing and reservation activities compared to the prior year.

Net cash advanced for marketing and reservation activities totaled $7.6 million during 2008 compared to repayments of $12.0 million during the year ended December 31, 2007. Based on the current economic conditions, the Company expects that marketing and reservation activities will be a net use of cash, within range of approximately $10 million to $15 million in 2009.

Cash used in investing activities for the years ended December 31, 2008, 2007 and 2006 was $20.3 million, $21.3 million and $17.2 million, respectively. As a lodging franchisor, the Company currently has relatively low capital expenditure requirements. During the years ended December 31, 2008, 2007 and 2006, capital expenditures totaled $12.6 million, $12.0 million, and $7.7 million, respectively. Capital expenditures for 2008 primarily include upgrades of system-wide property and yield management systems, improvements to Company facilities and the purchase of computer software and equipment. In addition, the Company occasionally provides financing to franchisees for property improvements, hotel development efforts and other purposes. During 2008, 2007 and 2006, the Company advanced $7.4 million, $7.4 million and $2.4 million, respectively for these purposes. At December 31, 2008, the Company had commitments to extend an additional $6.1 million in financing for these purposes provided certain conditions are met by its franchisees of which $3.0 million is expected to be advanced in 2009.

Financing cash flows relate primarily to the Company’s borrowings under its credit lines, treasury stock purchases and dividends. On June 16, 2006, the Company entered into a $350 million senior unsecured revolving credit agreement (the “Revolver”), with a syndicate of lenders. The Revolver allows the Company to borrow, repay and reborrow revolving loans up to $350 million (which includes swingline loans for up to $20 million and standby letters of credit up to $30 million) until the scheduled maturity date of June 16, 2011. The Company has the ability to request an increase in available borrowings under the Revolver by an additional amount of up to $150 million by obtaining the agreement of the existing lenders to increase their lending commitments or by adding additional lenders. The rate of interest generally applicable for revolving loans under the Revolver are, at the Company’s option, equal to either (i) the greater of the prime rate or the federal funds effective rate plus 50 basis points, or (ii) an adjusted LIBOR rate plus a margin between 22 and 70 basis points based on the Company’s credit rating. The Revolver requires the Company to pay a quarterly facility fee, based upon the credit rating of the Company, at a rate between 8 and 17 1/2 basis points, on the full amount of the commitment (regardless of usage). The Revolver also requires the payment of a quarterly usage fee, based upon the credit rating of the Company, at a rate between 10 and 12 1/2 basis points, on the amount outstanding under the commitment, at all times when the amount borrowed under the Revolver exceeds 50% of the total commitment. The Revolver includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage. The Revolver also restricts the Company’s ability to make certain investments, incur certain debt, and dispose of assets, among other restrictions. At December 31, 2008, the Company was in compliance with all covenants under the Revolver. As of December 31, 2008, the Company had $284.4 million of revolving loans outstanding pursuant to the Revolver.

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

The Company has a line of credit with a bank providing up to an aggregate of $5 million of borrowings which is due upon demand. Borrowings under the line of credit bear interest at the lender’s sole option at either of the following rates (i) prime rate or (ii) the LIBOR rate plus 0.80% per annum; due monthly and on demand for final payment. As of December 31, 2008, no amounts were outstanding pursuant to this line of credit.

At December 31, 2008, total debt outstanding for the Company was $284.4 million. No outstanding debt amounts at December 31, 2008 were scheduled to mature in the twelve months ending December 31, 2009.

In 2006, the Company’s board of directors increased the quarterly dividend rate to $0.15 per share, a 15.4% increase from the previous quarterly rate of $0.13 per share. This increase raised the fiscal year dividend rate on the Company’s common stock from $0.52 to $0.60 per share. Dividends paid in 2006 were approximately $35.4 million. In 2007, the Company’s board of directors again increased the quarterly dividend rate to $0.17 per share, a 13% increase from the previous quarterly rate of $0.15 per share. This increase raised the fiscal year dividend rate on the Company’s common stock from $0.60 to $0.68 per share. Dividends paid in 2007 were approximately $40.1 million. In 2008, the Company’s board of directors again increased the quarterly dividend rate to $0.185 per share, a 9% increase from the previous quarterly rate of $0.17 per share. This increase raises the fiscal year dividend rate on the Company’s common stock from $0.68 to $0.74 per share. Dividends paid in 2008 were approximately $43.1 million.

The Company currently maintains the payment of a quarterly dividend on its common shares outstanding, however, the declaration of future dividends are subject to the discretion of the board of directors. We expect that cash dividends will continue to be paid at a comparable rate in the future, subject to future business performance, economic conditions and changes in the current income tax regulations. Based on our present dividend rate and outstanding share count, aggregate annual dividends for 2009 would be approximately $44.7 million.

During the year ended December 31, 2008, the Company purchased 2.2 million shares of its common stock under its share repurchase program at a total cost of $54.7 million. Through December 31, 2008, the Company had purchased 40.8 million shares (including 33.0 million prior to the two-for-one stock split) of its common stock under its share repurchase program at a total cost of $950.6 million. Considering the effect of the two-for-one stock split in October 2005, the Company has repurchased 73.8 million shares at an average price of $12.88 per share. In December 2008, the board of directors authorized an increase under the Company’s existing stock repurchase program to acquire up to an additional five million shares of its outstanding common stock. At December 31, 2008, the Company had approximately 60.7 million shares of common stock outstanding and had remaining authorization to purchase up to 6.0 million shares. Subsequent to December 31, 2008 through February 28, 2009, the Company repurchased 0.7 million shares of its common stock at a total cost of $18.0 million.

Our board of directors has authorized us to enter into programs which permit us to offer investment, financing and guaranty support to qualified franchisees to incent multi-unit franchise development in top markets primarily for the Company’s Cambria Suites and extended stay brands. We expect to deploy this capital opportunistically over the next several years. The Company previously announced that depending on market and other conditions, our expectation was that our annual investment in these programs would range from $20 million to $40 million. However, based on current market conditions, the Company does not expect to deploy a significant portion of this capital until market and economic conditions improve. In addition to these programs, the Company expects to continue to return value to its shareholders through a combination of share repurchases and dividends, subject to market and other conditions.

During the year ended December 31, 2008, the Company recorded a $10.1 million charge in SG&A expenses related to the acceleration of the Company’s management succession plan and termination benefits provided to employees separating from service with the Company. The expenses include salary and benefits continuation of $7.7 million, $1.1 million of accelerated share-based compensation, $0.8 million related to the modification of stock option award terms and SERP special termination benefits of $0.5 million. At December 31, 2008, approximately $6.4 million of termination benefits remain payable of which $4.4 million are included in current liabilities in the Company’s consolidated balance sheet. In addition, the Company expects to satisfy approximately $7.0 million of deferred compensation and retirement plan obligations during 2009.

The following table summarizes our contractual obligations as of December 31, 2008:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term debt	$284.4	$—	$284.4	$—	$—
Operating lease obligations	28.2	5.9	11.2	7.9	3.2
Other long-term liabilities(1)	39.5	—	13.7	7.6	18.2

Total contractual cash obligations	$352.1	$5.9	$309.3	$15.5	$21.4

(1)

The total amount of unrecognized tax benefits and the related interest and penalties totaled $6.9 million at December 31, 2008 and is not reflected in the Contractual Obligations table. We have several open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change over the next year. While it is possible that one or more of these open positions may be resolved in the next year, it is not anticipated that a significant impact to the unrecognized tax benefit balance will occur.

The Company believes that cash flows from operations and available financing capacity are adequate to meet the expected future operating, investing and financing needs of the business. However, events over the past several months, including recent failures and near failures of a number of large financial service companies have made the capital markets increasingly volatile. As a result of the dislocation in the credit markets, the availability of reasonably priced credit may be limited and therefore reduce the Company’s ability to return value to shareholders through dividends and its share repurchase program.

Off Balance Sheet Arrangements

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

Revenue Recognition.

The Company accounts for initial, relicensing and continuing franchise fees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 45, “Accounting for Franchise Fee Revenue.” We recognize continuing franchise fees, including royalty, marketing and reservations system fees, when earned and receivable from our franchisees. Franchise fees are typically based on a percentage of gross room revenues of each franchisee. Our estimate of the allowance for uncollectible royalty fees is charged to SG&A expense.

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

We account for procurement services revenues from qualified vendors in accordance with SAB 104 and Emerging Issue Task Force (“EITF”) Issue No. 00-21 “Accounting for Revenue Arrangement with Multiple Deliverables”. SAB 104 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Pursuant to SAB 104, the Company recognizes procurement services revenues when the services are performed or the product delivered, evidence of an arrangement exists, the fee is fixed and determinable and collectibility is probable. We defer the recognition of procurement services revenues related to certain upfront fees and recognize them over a period corresponding to the Company’s estimate of the life of the arrangement.

Marketing and Reservation Revenues and Expenses.

The Company records marketing and reservation revenues and expenses in accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” which requires that these revenues and expenses be recorded gross. In addition, net advances to and repayments from the franchise system for marketing and reservation activities are presented as cash flows from operating activities.

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

Impairment Policy.

We evaluate the fair value of goodwill to assess potential impairments on an annual basis, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. We evaluate impairment of goodwill by comparing the fair value of our net assets with the carrying amount of goodwill. Because the Company has one reporting unit, the market capitalization of the Company is used to determine if goodwill may be impaired. The Company did not record any impairment of goodwill during the years ended December 31, 2008, 2007 and 2006.

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

The Company evaluates the collectibility of notes receivable on a periodic basis to determine when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. If the Company concludes that it will be unable to collect all amounts due, the Company will establish a specific impairment reserve based on the difference between the present value of expected future cash flows, discounted at the loan’s effective interest rate, which may or may not occur, or the estimated fair value of the collateral and the recorded investment in the loan. We apply our loan impairment policy individually to all loans in the portfolio and do not aggregate loans for the purpose of applying such policy. Where we determine that a loan is impaired, we recognize interest income on a cash basis. During the year ended December 31, 2008, the Company determined that certain outstanding notes receivable were impaired and therefore recorded an additional reserve of $7.6 million against these notes receivable in SG&A expenses for a total of $8.6 million. The Company determined the fair value of these impaired assets based on its estimates of the fair value of loan collateral pledged in support of these outstanding notes receivable. The expected cash flows from this collateral were discounted based on an effective interest rate as per the loan agreements of 10%. Assumptions in estimating expected future cash flows are subject to a high degree of judgment and complexity. We make every effort to forecast these future cash flows as accurately as possible with the information available at the time the forecast is developed. However, changes in the assumptions and estimates may affect the carrying value of the notes receivable and could result in additional impairment reserves in future periods.

Stock Compensation.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires that compensation cost relating to share based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective application method and began applying its provisions to: (i) new awards, (ii) awards modified subsequent to the adoption date and (iii) outstanding awards for which all requisite service had not yet been rendered. Under the modified-prospective application method, compensation costs were recognized on the unvested portion of awards beginning on January 1, 2006 based on the grant-date fair value used for pro-forma disclosures under SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” over the remaining vesting period. Compensation expense related to the fair value of share-based awards is recognized over the requisite service period based on an estimate of those awards that will ultimately vest. The Company estimates the share-based compensation expense for awards that will ultimately vest upon inception of the grant and adjusts the estimate of share-based compensation for those awards with performance and/or service requirements that will not be satisfied so that compensation cost is recognized only for awards that ultimately vest.

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

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”, (“FIN 48”). FIN 48 clarifies FASB Statement No. 109, “Accounting for Income Taxes” by prescribing a recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 was recorded in retained earnings and other accounts as applicable. Uncertain tax benefits of $7.1 million were recorded against tax contingencies and additional paid in capital as of January 1, 2007, which represents a $3.1 million increase in tax contingencies recorded as of December 31, 2006. Accrued interest and penalties of $0.1 million were recorded against retained earnings as of January 1, 2007.

Estimated interest and penalties related to the uncertain tax benefits are classified as a component of income tax expense in the consolidated statements of income. For the year ended December 31, 2008, the Company reversed $0.1 million of accrued interest and penalties related to the resolution of previously unrecognized tax benefits. For the year ended December 31, 2007, the Company accrued interest and penalties of $0.2 million. Accrued interest and penalties were $1.2 million and $1.3 million as of December 31, 2008 and 2007, respectively.

As of December 31, 2008, the Company had $5.7 million of total unrecognized tax benefits of which approximately $2.7 million would affect the effective tax rate if recognized. Additions of $0.8 million represented unrecognized tax benefits for current year tax positions related to state taxes. Reductions of $1.9 million were due to changes in judgment and lapse of applicable statutes of limitations related to state tax positions and stock based compensation deductions. The Company believes it is reasonably possible it will recognize tax benefits of up to $2.1 million within the next twelve months. This is due to the anticipated lapse of applicable statutes of limitations regarding state tax positions and stock-based compensation deductions.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through and including 2004. Substantially all material state and local and foreign income tax matters have been concluded for years through and including 2004. U.S. federal income tax returns for 2005 through 2007 are currently open for examination.

Pension, Profit Sharing and Incentive Plans

The Company sponsors two non-qualified retirement savings and investment plans for certain employees and senior executives. Employee and Company contributions are maintained in separate irrevocable trusts. Legally, the assets of the trusts remain those of the Company; however, access to the trusts’ assets is severely restricted. The trusts cannot be revoked by the Company or an acquirer, but the assets are subject to the claims of the Company’s general creditors. The participants do not have the right to assign or transfer contractual rights in the trusts. The Company accounts for these plans in accordance with EITF Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.”

In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan (“EDCP”) which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust. A participant may elect an investment return of either the annual yield of the Moody’s Average Corporate Bond Rate Yield Index plus 300 basis points, or a return based on a selection of identified diversified investment options. As of December 31, 2008 and 2007, the Company recorded a deferred compensation liability of $20.2 million and $22.3 million, respectively related to these deferrals and credited investment returns. The change in the deferred compensation obligation recorded in compensation expense relates to earnings credited to participants as well as changes in the fair value of the diversified investments. The Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that partially offset the earnings credited to the participants. The diversified investments held in the trusts totaled $15.7 million and $21.5 million as of December 31, 2008 and 2007, respectively, and are recorded at their fair value, based on quoted market prices. The change in the fair value of the diversified assets held in trust is recorded in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) as trading security income (loss) and is included in other income and expenses, net in the accompanying statements of income.

In 1997, the Company adopted the Choice Hotels International, Inc. Nonqualified Retirement Savings and Investment Plan (“Non-Qualified Plan”). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of identified diversified investment options. As of December 31, 2008 and 2007, the Company had recorded a deferred compensation liability of $10.5 million and $14.1 million, respectively related to these deferrals. The change in the deferred compensation obligation recorded in compensation expense relates to earnings credited to participants as well as changes in the fair value of the diversified investments. The diversified investments held in the trusts were $9.6 million and $13.0 million as of December 31, 2008 and 2007, respectively, and are recorded at their fair value, based on quoted market prices. The change in the fair value of the diversified assets held in trust is recorded in accordance with SFAS No. 115 as trading security income (loss) and is included in other income and expenses, net in the accompanying statements of income. In addition, at December 31, 2008 and 2007, the Non-Qualified Plan held shares of the Company’s common stock with a market value of $0.9 million and $1.1 million, respectively. We are subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company has adopted the provisions of SFAS No. 157 as of January 1, 2008, for financial instruments. Although the adoption of SFAS No. 157 did not impact the Company’s financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R will change the accounting for business combinations by requiring an acquiring entity to recognize all the assets acquired, the liabilities assumed and any non-controlling interest in a transaction at the acquisition date fair value with limited exceptions. SFAS No. 141R will also change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company will apply the FSP prospectively to intangible assets acquired after the effective date and will update its disclosures, as appropriate, upon implementation of this guidance.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company has determined that this statement will not have a material impact on our consolidated financial statements.

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP 133-1 and FIN 45-4”). FSP 133-1 and FIN 45-4 amend and enhance disclosure requirements for sellers of credit derivatives and financial guarantees. They also clarify that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 are effective for reporting periods (annual or interim) ending after November 15, 2008. The Company will update its disclosures, as appropriate, upon implementation of this guidance.

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

In December 2008, the FASB issued EITF Issue No. 08-6, “Equity Method Investment Accounting Consideration,” effective for fiscal years beginning after December 15, 2008. EITF Issue No. 08-6 requires an equity method investor to account for its initial investment at cost and shall not separately test an investee’s underlying indefinite-lived intangible assets for impairment. It also requires an equity method investor to account for share issuance by an investee as if the investor had sold a proportionate share of its investment. The resulting gain or loss shall be recognized in earnings. The Company does not believe that the implementation of this standard will have a material impact on our consolidated financial position and results of operations.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” amending FASB Statement No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” effective for fiscal years ending after December 15, 2009. FSP FAS 132(R)-1 requires an employer to disclose investment policies and strategies, categories, fair value measurements, and significant concentration of risk among its postretirement benefit plan assets. The Company will update its disclosures, as appropriate, upon implementation of this guidance.

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

Several factors could cause actual results, performance or achievements of the Company to differ materially from those expressed in or contemplated by the forward-looking statements. Such risks include, but are not limited to, changes to general, domestic and foreign economic conditions; operating risks common in the lodging and franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees; our ability to keep pace with improvements in technology utilized for reservations systems and other operating systems; fluctuations in the supply and demand for hotels rooms; and our ability to manage effectively our indebtedness. These and other risk factors are discussed in detail in Item 1A “Risk Factors” of this report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company’s foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including in certain circumstances the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $25.4 million at December 31, 2008, which we account for as trading securities under SFAS No. 115. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.

At December 31, 2008 and December 31, 2007, the Company had $284.4 million and $272.4 million of debt outstanding at a weighted average effective interest rate of 2.4% and 6.0%, respectively. A hypothetical change of 10% in the Company’s effective interest rate from December 31, 2008 levels would increase or decrease interest expense by $0.7 million. The Company expects to refinance its long-term debt obligations prior to their scheduled maturities.

The Company does not presently have any derivative financial instruments.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Choice Hotels International, Inc. and subsidiaries:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Choice Hotels International, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control Over Financial Reporting,” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

February 27, 2009

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)
REVENUES:
Royalty fees	$247,435	$236,346	$211,645
Initial franchise and relicensing fees	27,931	33,389	29,629
Procurement services	17,148	16,283	13,945
Marketing and reservation	336,477	316,827	273,267
Hotel operations	4,936	4,692	4,505
Other	7,753	7,957	6,912

Total revenues	641,680	615,494	539,903
OPERATING EXPENSES:
Selling, general and administrative	118,989	101,590	87,112
Depreciation and amortization	8,184	8,637	9,705
Marketing and reservation	336,477	316,827	273,267
Hotel operations	3,434	3,241	3,194

Total operating expenses	467,084	430,295	373,278

Operating income	174,596	185,199	166,625

OTHER INCOME AND EXPENSES:
Interest expense	10,932	14,293	14,098
Interest and other investment (income) loss	7,760	(1,750)	(2,041)
Equity in net income of affiliates	(1,414)	(1,230)	(1,052)
Loss on extinguishment of debt	—	—	342

Other income and expenses, net	17,278	11,313	11,347

Income before income taxes	157,318	173,886	155,278
Income taxes	57,107	62,585	42,491

Net income	$100,211	$111,301	$112,787

Weighted average shares outstanding-basic	61,853	64,213	65,387

Weighted average shares outstanding-diluted	62,521	65,331	67,050

Basic earnings per share	$1.62	$1.73	$1.72

Diluted earnings per share	$1.60	$1.70	$1.68

Cash dividends declared per share	$0.71	$0.64	$0.56

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
	(In thousands, except share amounts)
ASSETS
Current assets
Cash and cash equivalents	$52,680	$46,377
Receivables (net of allowance for doubtful accounts of $5,256 and $4,213, respectively)	43,141	40,855
Deferred income taxes	8,223	2,387
Investments, employee benefit plans, at fair value	—	1,002
Income taxes receivable	3,181	1,698
Other current assets	12,991	13,632

Total current assets	120,216	105,951
Property and equipment, at cost, net	45,291	43,887
Goodwill	65,813	65,813
Franchise rights and other identifiable intangibles, net	27,763	31,979
Receivable—marketing fees	13,527	6,782
Investments, employee benefit plans, at fair value	25,360	33,488
Deferred income taxes	20,323	29,205
Other assets	9,926	11,279

Total assets	$328,219	$328,384

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$41,648	$55,288
Accrued expenses	38,249	40,907
Deferred revenue	47,004	48,660
Deferred compensation and retirement plan obligations	6,960	1,002
Income taxes payable	1,206	1,659

Total current liabilities	135,067	147,516
Long-term debt	284,400	272,378
Deferred compensation and retirement plan obligations	33,462	43,132
Other liabilities	12,960	22,419

Total liabilities	465,889	485,445

Commitments and Contingencies

Common stock, $0.01 par value; 160,000,000 shares authorized; 95,345,362 shares issued at December 31, 2008 and 2007 and 60,704,852 and 62,091,679 shares outstanding at December 31, 2008 and 2007, respectively	607	621
Additional paid-in-capital	90,141	86,243
Accumulated other comprehensive (loss) income	(3,472)	346
Treasury stock (34,640,510 and 33,253,683 shares at December 31, 2008 and 2007, respectively), at cost	(835,186)	(798,110)
Retained earnings	610,240	553,839

Total shareholders’ deficit	(137,670)	(157,061)

Total liabilities and shareholders’ deficit	$328,219	$328,384

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
		(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$100,211	$111,301	$112,787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,184	8,637	9,705
Provision for bad debts	9,433	905	(163)
Non-cash stock compensation and other charges	10,914	11,124	10,511
Loss on extinguishment of debt	—	—	342
Non-cash interest and other (income) loss	9,300	29	(1,576)
Dividends received from equity method investments	1,180	1,245	1,095
Equity in net income of affiliates	(1,414)	(1,230)	(1,052)
Changes in assets and liabilities, net of acquisitions:
Receivables	(4,358)	1,056	(2,872)
Receivable—marketing and reservation fees, net	(7,578)	11,997	19,049
Accounts payable	(13,138)	13,053	6,682
Accrued expenses	(3,206)	(5,480)	(7,663)
Income taxes payable/receivable	(1,870)	(5,422)	2,827
Deferred income taxes	3,073	(7,649)	(17,185)
Deferred revenue	(1,549)	1,493	15,036
Other assets	(1,046)	(2,554)	(1,710)
Other liabilities	(3,737)	7,161	7,867

Net cash provided by operating activities	104,399	145,666	153,680

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	(12,611)	(11,963)	(7,707)
Acquisitions, net of cash acquired	—	(343)	(826)
Purchases of investments, employee benefit plans	(7,802)	(8,686)	(10,515)
Proceeds from sales of investments, employee benefit plans	7,819	6,049	3,728
Issuance of notes receivable	(7,410)	(7,395)	(2,433)
Collections of notes receivable	434	1,806	868
Other items, net	(695)	(752)	(359)

Net cash used in investing activities	(20,265)	(21,284)	(17,244)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments of long-term debt	(100,000)	(422)	(146)
Net borrowings (repayments) pursuant to revolving credit facility	112,000	100,199	(101,500)
Debt issuance costs	—	—	(477)
Excess tax benefits from stock-based compensation	10,135	6,209	12,699
Purchase of treasury stock	(63,732)	(185,935)	(1,365)
Dividends paid	(43,142)	(40,139)	(35,386)
Proceeds from exercise of stock options	9,026	5,749	8,498

Net cash used in financing activities	(75,713)	(114,339)	(117,677)

Net change in cash and cash equivalents	8,421	10,043	18,759
Effect of foreign exchange rate changes on cash and cash equivalents	(2,118)	493	161
Cash and cash equivalents at beginning of period	46,377	35,841	16,921

Cash and cash equivalents at end of period	$52,680	$46,377	$35,841

Supplemental disclosure of cash flow information:
Cash payments during the year for:
Income taxes, net of refunds	$45,808	$68,969	$56,629
Interest	$11,378	$14,031	$14,346
Non-cash investing activities:
Acquisitions, liabilities assumed	—	—	$1,701
Non-cash financing activities:
Declaration of dividends	$43,810	$40,726	$36,859
Issuance of restricted shares of common stock	$9,482	$6,343	$7,005
Issuance of treasury stock to employee stock purchase plan	$547	$604	$546

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

(In thousands, except share amounts)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Treasury Stock	Comprehensive income	Retained Earnings	Total
Balance as of December 31, 2005	65,219,641	$652	$75,240	$859	$(798)	$(650,551)		$407,422	$(167,176)
Comprehensive income
Net income	—	—	—	—	—	—	$112,787	112,787	112,787
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	—	314	—	314
Amortization of deferred gain on hedge, net of taxes	—	—	—	—	—	—	(67)	—	(67)

Other comprehensive income	—	—	—	247	—	—	247	—	—

Comprehensive income							$113,034

Exercise of stock options	1,037,979	11	3,249	—	—	17,937		—	21,197
Issuance and cancellation of restricted stock	114,500	1	(6,099)	—	—	6,098		—	—
Stock compensation related to stock options	—	—	4,023	—	—	—		—	4,023
Amortization of deferred compensation related to restricted stock grants	—	—	6,074	—	—	—		—	6,074
Dividends declared	—	—	—	—	—	—		(36,859)	(36,859)
Treasury purchases	(28,793)	—	—	—	—	(1,341)		—	(1,341)
Issuance of treasury shares	12,226	—	—	—	—	546		—	546
Reclassification required by SFAS No. 123R	—	—	(798)	—	798	—		—	—
Adjustment to initially apply SFAS No. 158, net of tax of $1.1 million	—	—	—	(1,878)	—	—		—	(1,878)

Balance as of December 31, 2006	66,355,553	$664	$81,689	$(772)	$—	$(627,311)		$483,350	$(62,380)

Comprehensive income
Net income	—	—	—	—	—	—	$111,301	111,301	111,301
Other comprehensive income, net of tax:
Amortization of pension related costs, net of tax
Prior service costs	—	—	—	—	—	—	27	—	27
Actuarial loss	—	—	—	—	—	—	37	—	37
Pension curtailment and remeasurement, net of tax	—	—	—	—	—	—	758	—	758
Actuarial pension loss, net of tax	—	—	—	—	—	—	(319)	—	(319)
Foreign currency translation adjustments	—	—	—	—	—	—	682	—	682
Amortization of deferred gain on hedge, net of taxes	—	—	—	—	—	—	(67)	—	(67)

Other comprehensive income	—	—	—	1,118	—	—	1,118	—	—

Comprehensive income							$112,419

Exercise of stock options	565,261	6	2,297	—	—	9,508			11,811
Issuance and cancellation of restricted stock	113,684	1	(4,908)	—	—	4,907		—	—
Stock compensation related to stock options	—	—	3,378	—	—	—		—	3,378
Amortization of deferred compensation related to restricted stock grants and PVRSU	—	—	6,864	—	—	—		—	6,864
Dividends declared	—	—	—	—	—	—		(40,726)	(40,726)
Treasury purchases	(4,959,378)	(50)	—	—	—	(185,818)		—	(185,868)
Issuance of treasury shares	16,559	—	—	—	—	604		—	604
Cumulative impact of the adoption of FIN 48	—	—	(3,077)	—	—	—		(86)	(3,163)

Balance as of December 31, 2007	62,091,679	$621	$86,243	$346	$—	$(798,110)		$553,839	$(157,061)

Comprehensive income
Net income							$100,211	100,211	100,211
Other comprehensive loss, net of tax:
Amortization of pension related costs, net of tax
Prior service costs	—	—	—	—	—	—	26	—	26
Actuarial loss	—	—	—	—	—	—	68	—	68
Pension remeasurement, net of tax	—	—	—	—	—	—	(1,082)	—	(1,082)
Actuarial pension gain, net of tax	—	—	—	—	—	—	829	—	829
Foreign currency translation adjustments	—	—	—	—	—	—	(3,637)	—	(3,637)
Amortization of deferred gain on hedge, net of taxes	—	—	—	—	—	—	(22)	—	(22)

Other comprehensive loss	—	—	—	(3,818)	—	—	(3,818)	—	—

Comprehensive income							$96,393

Exercise of stock options	924,937	9	(267)	—	—	19,419			19,161
Issuance of restricted stock	283,148	3	(9,482)	—	—	9,479		—	—
Cancellation of restricted stock	(84,942)	(1)	2,866	—	—	(2,865)		—	—
Stock compensation related to stock options	—	—	3,426	—	—	—		—	3,426
Amortization of deferred compensation related to restricted stock grants and PVRSU	—	—	7,355	—	—	—		—	7,355
Dividends declared	—	—	—	—	—	—		(43,810)	(43,810)
Treasury purchases	(2,529,731)	(25)	—	—	—	(63,656)		—	(63,681)
Issuance of treasury shares	19,761	—	—	—	—	547		—	547

Balance as of December 31, 2008	60,704,852	$607	$90,141	$(3,472)	$—	$(835,186)		$610,240	$(137,670)

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Company Information and Significant Accounting Policies

Company Information

Choice Hotels International, Inc. and subsidiaries (together “the Company”) is in the business of hotel franchising. As of December 31, 2008, the Company had franchise agreements representing 5,827 open hotels and 1,108 hotels under construction, awaiting conversion or approved for development in 49 states, the District of Columbia and over 30 countries and territories outside the United States under the brand names: Comfort Inn®, Comfort Suites®, Quality® , Clarion®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, Cambria Suites® and Ascend Collection®.

Our direct lodging property real estate exposure is limited to three company-owned MainStay Suites hotels and exposure through our development activities that involve financing and guaranty support with third party hotel developers.

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

Reclassifications in Consolidated Financial Statements

The Company revised its presentation of operating and investing cash flows for all periods presented related to the effect of foreign currency exchange rate changes on cash and cash equivalents. There was no effect on any other previously reported cash flows from financing activities or income statement and balance sheet amounts.

Revenue Recognition

The Company accounts for initial, relicensing and continuing franchise fees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 45, “Accounting for Franchise Fee Revenue.” The Company enters into franchise agreements to provide franchisees with various marketing services, a centralized reservation system and limited non-exclusive rights to utilize the Company’s registered tradenames and trademarks. These agreements typically have an initial term from ten to twenty years with provisions permitting franchisees to terminate after five, ten, or fifteen years under certain circumstances. In most instances, initial franchise and relicensing fees are recognized upon execution of the franchise agreement because the initial franchise and relicensing fees are non-refundable and the Company is not required to provide initial services to the franchisee prior to hotel opening. The initial franchise and relicensing fees related to executed franchise agreements which include incentives, such as future potential rebates, are deferred and recognized when the incentive criteria are met or the agreement is terminated, whichever occurs first.

The Company may also enter into master development agreements (“MDAs”) with developers that grant limited exclusive development rights and preferential franchise agreement terms for one-time, non-refundable

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fees. When these fees are not contingent upon the number of agreements executed under the MDA, the Company accounts for these up-front fees in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” (“SAB No. 104”) and recognizes the up-front fees over the MDAs’ contractual life.

Royalty fees, which are typically based on a percentage of gross room revenues of each franchisee, are recorded when earned and receivable from the franchisee. An estimate of uncollectible royalty fees is charged to bad debt expense and included in selling, general and administrative (“SG&A”) expenses in the accompanying consolidated statements of income.

The Company generates procurement services revenues from qualified vendors. Procurement services revenues are generally earned based on the level of goods or services purchased from qualified vendors by hotel franchise owners and hotel guests who stay in the Company’s franchised hotels. The Company accounts for procurement services revenues in accordance with SAB No. 104 which provides guidance on the recognition, presentation and disclosure of revenue in financial statements and Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables”. The Company recognizes procurement services revenues when the services are performed or the product is delivered, evidence of an arrangement exists, the fee is fixed and determinable and collectibility is probable. SAB No. 104 requires the Company to defer the recognition of procurement services’ revenues related to upfront fees. Such upfront fees are generally recognized over a period corresponding to the Company’s estimate of the life of the arrangement.

Marketing and Reservation Revenues and Expenses

The Company’s franchise agreements require the payment of certain marketing and reservation system fees, which are used exclusively by the Company for expenses associated with providing franchise services such as national marketing, media advertising, central reservation systems and technology services. The Company is contractually obligated to expend the marketing and reservation system fees it collects from franchisees in accordance with the franchise agreements; as such, no income or loss to the Company is generated. In accordance with our contracts, we include in marketing and reservation expenses an allocation of costs for certain activities, such as human resources, facilities, legal, accounting, etc., required to carry out marketing and reservation activities.

The Company records marketing and reservation revenues and expenses in accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” which requires that these revenues and expenses be recorded gross. In addition, net advances from and repayments related to marketing and reservation activities are presented as cash flows from operating activities.

Choice Privileges® is our principal frequent guest loyalty program. Choice Privileges enables members to earn points based on their spending levels at participating brands and, to a lesser degree, through participation in affiliated partners’ programs, such as those offered by credit card companies. The points, which we accumulate and track on the members’ behalf, may be redeemed for free accommodations, airline frequent flier program miles or other benefits. Points cannot be redeemed for cash.

We provide Choice Privileges as a marketing program to participating hotels. The cost of operating the program, including the estimated cost of award redemptions, is charged to the participating hotels by collecting a percentage of program members’ room revenue from participating franchises. Revenues are deferred equal to the estimated fair value of the future redemption obligation. A third-party actuary estimates redemption rates and point values using various actuarial methods. These judgmental factors determine the required liability for unredeemed points. Upon redemption of the points, the Company recognizes the previously deferred revenue as well as the corresponding expense relating to the cost of the awards redeemed. Revenues in excess of the

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimated future redemption obligation are recognized when earned to reimburse the Company for costs incurred to operate the program, including administrative costs, marketing, promotion and performing member services. Costs to operate the program, excluding estimated redemption values, are expensed when incurred.

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

The Company records bad debt expense in SG&A expenses and marketing and reservation expenses in the accompanying consolidated statements of income based on its assessment of the ultimate realizability of receivables considering historical collection experience and the economic environment. When the Company determines that an account is not collectible, the account is written-off to the associated allowance for doubtful accounts.

Advertising Costs

The Company expenses advertising costs as the advertising occurs in accordance with American Institute of Certified Public Accountants, Statement of Position 93-7, “Reporting on Advertising Costs.” Advertising expense was $100.5 million, $91.4 million and $74.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. Prepaid advertising at December 31, 2008 and 2007 totaled $3.8 million and $3.1 million, respectively, and is included within other current assets in the accompanying consolidated balance sheet. The Company includes advertising costs primarily in marketing and reservation expenses on the accompanying consolidated statements of income.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2008 and 2007, $7.6 million and $12.5 million, respectively, of book overdrafts representing outstanding checks in excess of funds on deposit are included in accounts payable in the accompanying consolidated balance sheets.

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

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets Held for Sale

We consider property to be assets held for sale when all of the following criteria are met:

•	Management commits to a plan to sell a property;

•	It is unlikely that the disposal plan will be significantly modified or discontinued;

•	The property is available for immediate sale in its present condition;

•	Actions required to complete the sale of the property have been initiated;

•	Sale of the property is probable and we expect the completed sale will occur within one year; and

•	The property is actively being marketed for sale at a price that is reasonable given its current market value.

Upon designation as an asset held for sale, we record the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and we cease depreciation.

Impairment Policy

The Company evaluates the impairment of property and equipment and other long-lived assets, including franchise rights and other definite-lived intangibles, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 states that an impairment of long-lived assets has occurred whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured based on net, undiscounted expected cash flows. Assets are considered to be impaired if the net, undiscounted expected cash flows are less than the carrying amount of the assets. Impairment charges are recorded based upon the difference between the carrying value and the fair value of the asset. The Company did not record any impairment on long-lived assets during the three years ended December 31, 2008.

The Company evaluates the impairment of goodwill and trademarks with indefinite lives in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) which requires intangible assets to be assessed on at least an annual basis for impairment using a fair value basis. Because the Company has one reporting unit pursuant to SFAS No. 142 the fair value of the Company’s net assets are used to determine if goodwill may be impaired. The Company did not record any impairment of goodwill during the three years ended December 31, 2008, based on assessments performed by the Company. In addition, the Company did not record any impairment of trademarks during the three years ended December 31, 2008.

The Company evaluates the collectibility of notes receivable in accordance with SFAS No. 114, “Accounting by Creditors For Impairment of a Loan.” SFAS No. 114 states that a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. The Company reviews outstanding notes receivable on a periodic basis to ensure that each is fully collectible. We measure loan impairment based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or the estimated fair value of the collateral. For impaired loans, we establish a specific impairment reserve for the difference between the recorded investment in the loan and the present value of the expected future cash flows or the estimated fair value of the collateral. We apply our loan impairment policy individually to all loans in the portfolio and do not aggregate loans for the purpose of applying such policy. The Company records bad debt expense in SG&A expenses in the accompanying consolidated statements of income. For loans that we have determined to be impaired, we recognize interest income on a cash basis. See Note 3 Notes Receivable for additional information.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Financing Costs

Debt financing costs are deferred and amortized, using the effective interest method, over the term of the related debt. As of December 31, 2008 and 2007, unamortized deferred financing costs were $0.6 million and $0.8 million, respectively, and are included in other non-current assets in the accompanying consolidated balance sheets.

On June 16, 2006, the Company entered into a $350 million senior unsecured revolving credit agreement (“the Revolver”), with a syndicate of lenders. The proceeds from the Revolver were used to refinance and terminate the Company’s revolving credit facility entered into in July 2004 (“2004 Facility”). The Company accounted for the refinancing of the 2004 Facility in accordance with EITF Issue No. 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements” (“EITF No. 98-14”). Pursuant to EITF No. 98-14, the Company recorded a loss on extinguishment of debt of approximately $0.3 million during the year ended December 31, 2006.

Investments

The Company accounts for its investments in Choice Hotels Canada, Inc. (“CHC”) and Choice Hospitality (India) Private Ltd (“CHN”) in accordance with Accounting Principles Board Opinion (“APB”) No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

Derivatives

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires the recognition of the fair value of derivatives in the balance sheet, with changes in the fair value recognized either in earnings or as a component of other comprehensive income dependent upon the nature of the derivative. SFAS No. 133 also states that any deferred gain on previous hedging activity does not meet the definition of a liability, due to a lack of expected future cash flows and therefore should be included in comprehensive income. As of December 31, 2008 and 2007 the Company had no derivative financial instruments.

Sales Taxes

The Company presents taxes collected from customers and remitted to governmental authorities on a net basis and therefore they are excluded from our revenues in our consolidated financial statements.

Earnings per Share

Earnings per share are computed under SFAS No. 128 “Earnings Per Share”. Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Unvested restricted stock and performance vested restricted stock units (“PVRSUs”) are excluded from the computation of basic earnings per share until the shares are earned by the shareholder. Stock options are also excluded since they are not considered outstanding shares. Diluted earnings per share, assumes dilution and is computed based on the weighted-average number of common shares outstanding after consideration of the dilutive effect of stock options, unvested restricted stock and PVRSUs. The effect of dilutive securities is computed using the treasury stock method and average market prices during the period. Dilutive securities with performance conditions are excluded from the computation until the performance conditions are met.

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

Foreign Operations

The U.S. dollar is the functional currency of our consolidated entities operating in the United States. The functional currency for our consolidated entities operating outside of the United States is generally the currency of the primary economic environment in which the entity primarily generates and expends cash. We translate the financial statements of consolidated entities whose functional currency is not the U.S. dollar into U.S. dollars. We translate assets and liabilities at the exchange rate in effect as of the financial statement date and translate income statement accounts using the weighted average exchange rate for the period. We include translation adjustments from foreign exchange and the effect of exchange rate changes on intercompany transactions of a long-term investment nature as a separate component of shareholders’ equity. We report realized gains and losses from foreign currency transactions in SG&A expenses and those amounted to a $1.0 million loss in 2008, a $0.2 million gain in 2007, and a $0.2 million loss in 2006.

2.    Other Current Assets

Other current assets consist of the following at:

	December 31, 2008	December 31, 2007
	(In thousands)
Prepaid expenses	$10,557	$9,952
Notes receivable (See Note 3)	2,219	3,444
Other current assets	215	236

Total	$12,991	$13,632

3.    Notes Receivable

	December 31,
	2008	2007
	(In thousands)
Forgivable notes receivable	$8,016	$8,482
Mezzanine and other notes receivables	12,105	5,484

	20,121	13,966
Loan reserves	(9,564)	(1,393)

Total	$10,557	$12,573

Current portion, net	$2,219	$3,444
Long-term portion, net	8,338	9,129

Total	$10,557	$12,573

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We classify notes receivable due within one year as current assets and notes receivable with a maturity greater than one year as other assets in the Company’s consolidated balance sheets.

Forgivable Notes Receivable

From time to time, the Company provides financing to franchisees for property improvements and other purposes in the form of forgivable promissory notes. The terms of the notes range from 3 to 10 years, bearing market interest rates, and are forgiven and amortized over that time period if the franchisee remains in the system in good standing. As of December 31, 2008 and 2007, the unamortized balance of these notes totaled $8.0 million and $8.5 million, respectively. The Company recorded an allowance for credit losses on these forgivable notes receivable of $0.8 million at both December 31, 2008 and 2007. Amortization expense included in the accompanying consolidated statements of income related to the notes was $1.8 million, $1.8 million and $1.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008, the Company had commitments to extend an additional $6.1 million in forgivable notes receivable provided certain commitments are met by its franchisees.

Mezzanine and Other Notes Receivable

The Company has provided financing to franchisees in support of the development of Cambria Suites properties. These notes include non-interest bearing receivables as well as notes bearing market interest and are due upon maturity. Non-interest bearing notes receivable are recorded net of their unamortized discounts totaling $0.02 million and $0.1 million at December 31, 2008 and 2007, respectively. Interest income associated with these notes receivable is reflected in the accompanying consolidated statements of income under the caption interest and other investment (income) loss. We do not accrue interest on notes receivable that are impaired. At December 31, 2008, notes receivable advanced totaled $12.1 million of which $10.8 million was determined to be impaired at December 31, 2008. The Company has recorded an $8.6 million allowance for credit losses on these impaired loans at December 31, 2008. In addition, at December 31, 2008 and 2007, the Company has provided loan reserves on non-impaired loans totaling $0.1 million and $0.5 million, respectively. There were no impaired loans at December 31, 2007. The Company records bad debt expense in SG&A expenses in the accompanying consolidated statements of income.

4.    Property and Equipment

The components of property and equipment are:

	December 31,
	2008	2007
	(In thousands)
Land and land improvements	$2,544	$2,544
Facilities in progress and software under development	2,047	653
Computer equipment and software	97,858	88,395
Buildings and improvements	38,677	38,010
Furniture, fixtures and equipment	14,130	13,478

	155,256	143,080
Less: Accumulated depreciation and amortization	(109,965)	(99,193)

Property and equipment, at cost, net	$45,291	$43,887

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As facilities in progress are completed and placed in service, they are transferred to appropriate property and equipment categories and depreciation begins. Depreciation expense, excluding amounts attributable to marketing and reservation activities, for the years ended December 31, 2008, 2007 and 2006 was $2.8 million, $3.0 million and $4.1 million, respectively. Depreciation has been computed for financial reporting purposes using the straight-line method. A summary of the ranges of estimated useful lives upon which depreciation rates are based follows:

Computer equipment and software	3-5 years
Buildings and improvements	3-40 years
Furniture, fixtures and equipment	3-15 years

5.    Goodwill, Franchise Rights and Other Intangibles

Goodwill relates to (i) the purchase price of a minority interest in the Company for consideration in excess of the recorded minority interest and (ii) the acquisition of 100% of the stock of Suburban Franchise Holding Company, Inc. and its wholly owned subsidiary, Suburban Franchise Systems, Inc. (“Suburban Transaction.”)

The components of goodwill are as follows:

	December 31,
	2008	2007
	(In thousands)
Minority interest	$60,620	$60,620
Suburban Transaction	5,193	5,193

Total	$65,813	$65,813

Pursuant to SFAS No. 142, the Company is not required to amortize goodwill.

Franchise rights totaling $23.8 million and $28.3 million at December 31, 2008 and 2007, respectively, represent the unamortized purchase price assigned to acquire long-term franchise contracts. As of December 31, 2008 and 2007, the unamortized balance relates primarily to the Econo Lodge, Suburban Extended Stay Hotel and Choice Hotels Australasia franchise rights. The franchise rights are being amortized over lives ranging from 5 to 17 years. Amortization expense for the years ended December 31, 2008, 2007 and 2006 amounted to $3.8 million, $4.0 million and $4.0 million, respectively. Franchise rights are net of accumulated amortization of $57.1 million and $54.1 million at December 31, 2008 and 2007, respectively.

The estimated annual amortization expense related to the Company’s franchise rights for each of the years ending December 31, 2009 through 2013 is as follows:

Year	(In millions)
2009	$3.8
2010	3.8
2011	3.8
2012	3.8
2013	3.8

Franchise rights and other identifiable intangible assets include approximately $3.9 million and $3.7 million of unamortized intangible assets related to trademarks at December 31, 2008 and 2007, respectively. Trademarks acquired in the Suburban Transaction totaling approximately $1.0 million have an indefinite life and therefore

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pursuant to SFAS No. 142 no amounts have been amortized. The costs of registering and renewing existing trademarks are being amortized over ten years. Amortization expense for the years ended December 31, 2008, 2007 and 2006 amounted to $0.6 million, $0.5 million and $0.5 million, respectively. Trademarks are net of accumulated amortization of $5.4 million and $4.8 million at December 31, 2008 and 2007, respectively.

The estimated annual amortization expense related to the Company’s trademarks for each of the years ending December 31, 2009 through 2013 is as follows:

Year	(In millions)
2009	$0.6
2010	0.5
2011	0.4
2012	0.4
2013	0.3

6.    Receivable-Marketing and Reservation Fees

The Company’s franchise agreements require the payment of franchise fees, which include marketing and reservation fees. The Company is obligated to use the marketing and reservation fees it collects from the current franchisees comprising its various hotel brand systems to provide marketing and reservation services appropriate to support the operation of the systems. In discharging its obligation to provide sufficient and appropriate marketing and reservation services, the Company has the right to expend funds in an amount reasonably necessary to ensure the provision of such services, whether or not such amount is currently available to the Company for reimbursement. The franchise agreements provide the Company the right to advance monies to the franchise system when the needs of the system surpass the balances currently available.

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

The marketing fees receivable at December 31, 2008 and 2007 was $13.5 million and $6.8 million, respectively. As of December 31, 2008 and 2007, cumulative reservation fees collected exceeded expenses by $2.2 million and $11.9 million, respectively and the excess has been reflected as an other long-term liability in the accompanying consolidated balance sheets. Depreciation and amortization expense attributable to marketing and reservation activities for the years ended December 31, 2008, 2007 and 2006 was $8.8 million, $8.3 million and $7.9 million, respectively. Interest expense attributable to reservation activities was $0.2 million, $0.5 million and $0.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Other Assets

Other assets consist of the following at:

	December 31,
	2008	2007
	(In thousands)
Notes receivable (See Note 3)	$8,338	$9,129
Equity method investments	328	384
Other assets	1,260	1,766

Total	$9,926	$11,279

8.    Transactions with Sunburst

Effective October 15, 1997, Choice Hotels International, Inc. which included both the franchising business and owned hotel business, separated the businesses via a spin-off into two companies: Sunburst Hospitality Corporation (referred to hereafter as “Sunburst”) and the Company. As part of the spin-off, Sunburst and the Company entered into a strategic alliance agreement. Among other things, the strategic alliance agreement, as amended, provided for the determination of liquidated damages related to the termination of Choice branded Sunburst properties. The liquidated damage provisions extend through the life of the existing Sunburst franchise agreements. As of December 31, 2008, Sunburst operates 25 hotels under franchise with the Company.

Total franchise fees, including royalty, marketing and reservation fees, paid by Sunburst to the Company, included in the accompanying consolidated financial statements were $5.4 million, $5.2 million and $5.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008 and 2007, accounts receivable included $0.4 million due from Sunburst, for both years.

9.    Accrued Expenses and Other

Accrued expenses and other consist of the following:

	December 31,
	2008	2007
	(In thousands)
Accrued salaries and benefits	$20,029	$25,060
Dividends payable	11,168	10,499
Termination benefits	4,945	2,780
Accrued interest	681	1,228
Other liabilities and contingencies	1,426	1,340

Total	$38,249	$40,907

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Deferred Revenue

Deferred revenue consists of the following:

	December 31,
	2008	2007
	(In thousands)
Loyalty programs	$42,927	$43,488
Initial, relicensing and franchise fees	3,119	4,151
Procurement services fees	958	1,021

Total	$47,004	$48,660

11.    Long-Term Debt

Debt consists of the following at:

	December 31,
	2008	2007
	(In thousands)
$350 million senior unsecured revolving credit facility with an effective rate of 2.38% and 5.23% at December 31, 2008 and 2007, respectively	$284,400	$172,400
$100 million senior notes with an effective rate of 7.22% at December 31, 2007	—	99,978

Total debt	$284,400	$272,378
Less current portion	—	—

Total long-term debt	$284,400	$272,378

Scheduled principal maturities of debt as of December 31, 2008 were as follows:

Year	(In thousands)
2009	$—
2010	—
2011	284,800
2012	—
2013	—

Total	$284,400

On June 16, 2006, the Company entered into a $350 million senior unsecured revolving credit agreement (the “Revolver”), with a syndicate of lenders. The Revolver allows the Company to borrow, repay and reborrow revolving loans up to $350 million (which includes swingline loans for up to $20 million and standby letters of credit up to $30 million) until the scheduled maturity date of June 16, 2011. The Company has the ability to request an increase in available borrowings under the Revolver by an additional amount of up to $150 million by obtaining the agreement of the existing lenders to increase their lending commitments or by adding additional lenders. The rate of interest generally applicable for revolving loans under the Revolver are, at the Company’s option, equal to either (i) the greater of the prime rate or the federal funds effective rate plus 50 basis points, or (ii) an adjusted LIBOR rate plus a margin between 22 and 70 basis points based on the Company’s credit rating. The Revolver requires the Company to pay a quarterly facility fee, based upon the credit rating of the Company, at a rate between 8 and 17 1/2 basis points, on the full amount of the commitment (regardless of usage). The Revolver also requires the payment of a quarterly usage fee, based upon the credit rating of the Company, at a

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rate between 10 and 12 1 /2 basis points, on the amount outstanding under the commitment, at all times when the amount borrowed under the Revolver exceeds 50% of the total commitment. The Revolver includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage. At December 31, 2008, the Company was in compliance with all covenants under the Revolver. The Revolver also restricts the Company’s ability to make certain investments, incur certain debt, and dispose of assets, among other restrictions.

In 1998, the Company completed a $100 million senior unsecured note offering (“the Senior Notes”) at a discount of $0.6 million, bearing a coupon rate of 7.13% with an effective rate of 7.22%. Interest on the Senior Notes was paid semi-annually. The Senior Notes matured on May 1, 2008 and the Company repaid the Senior Notes by utilizing the available Revolver capacity. In conjunction with the repayment of the Senior Notes, the Company’s seven wholly-owned domestic subsidiaries that had guaranteed the Senior Notes were released from their obligations.

The Company previously had a line of credit with a bank providing up to an aggregate of $10 million of borrowings which was due upon demand and bore interest at rates established at the time of the borrowings based on prime minus 175 basis points. On October 31, 2008, the terms of this line of credit were revised. The line of credit with the bank now provides up to an aggregate of $5 million of borrowings which is due upon demand. Borrowings under the line of credit bear interest at the lender’s sole option of either of the following rates (i) prime rate or (ii) the LIBOR rate plus 0.80% per annum due monthly and on demand for final payment. As of December 31, 2008 and 2007, no amounts were outstanding pursuant to this line of credit.

12.    Other Non-Current Liabilities

Other non-current liabilities consist of the following at:

	December 31,
	2008	2007
	(In thousands)
Deferred revenue	$996	$1,796
Termination benefits	2,030	—
Reservation fees collected in excess of expenditures	2,233	11,907
Other liabilities and contingencies	7,701	8,716

Total	$12,960	$22,419

Other liabilities and contingencies include long-term deposits, deferred rental expenses and accruals for tax contingencies. These accruals have been recorded for potential exposures involving tax positions that could be challenged by taxing authorities.

13.    Foreign Operations

The Company accounts for foreign currency translation in accordance with SFAS No. 52, “Foreign Currency Translation.” Revenues generated by foreign operations, including royalty, marketing and reservations fees, for the years ended December 31, 2008, 2007 and 2006 were $49.9 million, $43.1 million, and $32.0 million respectively. Net income, including equity in the income of equity method investments, attributable to the Company’s foreign operations was $13.9 million, $12.4 million, and $10.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Choice Hotels Franchise GmbH

On October 30, 2006, the Company completed its acquisition of Choice Hotels Franchise GmbH (“CHG”), a subsidiary of The Real Hotel Company PLC (“RHC”) which conducted franchising operations in the central European countries of Austria, Germany, Italy, the Czech Republic, and portions of Switzerland. Concurrent with the closing of this acquisition, the master franchise agreement between Choice and RHC covering these countries was also terminated, and all of RHC’s employees and infrastructure involved in its franchising business were transferred to CHG. Choice purchased 100% of CHG’s stock for $0.9 million and began including the results of its operations in the Company’s financial statements as of October 30, 2006. The purchase of CHG was recorded in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”) and the Company allocated the purchase price based on an assessment of the fair value of assets acquired and liabilities assumed as of October 30, 2006. The Company allocated the excess of the total purchase price over net tangible assets acquired of approximately $0.4 million to franchise rights and is amortizing these rights over 14 years. The pro forma results of operations as if these entities had been combined at the beginning of 2006 would not be materially different from the Company’s reported results for those periods. During 2008, 2007 and 2006, the Company recognized in the accompanying consolidated statements of income, revenues of $2.5 million, $2.6 million and $0.2 million, respectively, including royalty, marketing, reservation fees and other revenues from CHG.

Choice Hotels France SAS

On November 30, 2006, the Company’s wholly-owned subsidiary, Choice Hotels France SAS (“CHF”) acquired the franchising operations conducted by RHC in the European countries of France, Belgium, Portugal, Spain and portions of Switzerland. Concurrent with the closing of the acquisition, the master franchise agreement between the Company and RHC covering these countries was also terminated. CHF purchased the net asset value of RHC’s franchising business for the aforementioned countries and RHC assigned the related franchise contracts, employees and liabilities associated with the assets purchased to CHF for $1.8 million. The purchase of CHF was recorded in accordance with SFAS No. 141 and the Company allocated the purchase price based on an assessment of the fair value of assets acquired and liabilities assumed as of November 30, 2006. The Company allocated the excess of the total purchase price over net tangible assets acquired of approximately $0.7 million to franchise rights and is amortizing these rights over 8 years. The pro forma results of operations as if these entities had been combined at the beginning of 2006 would not be materially different from the Company’s reported results for those periods. During 2008, 2007 and 2006, the Company recognized in the accompanying consolidated statements of income, revenues of $7.2 million, $6.3 million and $0.9 million, respectively, including royalty, marketing, reservation fees and other revenues from CHF.

Choice Hotels Licensing Co. B.V.

On January 31, 2008, the Company terminated the master franchise agreement with RHC related to RHC’s franchised hotels under the Choice brands in the United Kingdom. In conjunction with the termination of the master franchise agreement, the Company’s wholly-owned subsidiary, Choice Hotels Licensing Co. B.V. (“CHL”) acquired RHC’s franchise contracts under the master franchise agreement and commenced direct franchising operations in the United Kingdom. During 2008, the Company recognized in the accompanying statements of income, revenues of $6.2 million including royalty, marketing, reservation and other revenues from CHL.

Choice Hotels Australasia

Choice Hotels Australasia Pty. Ltd. (“CHA”), a wholly-owned subsidiary, conducts direct franchising operations in Australia, American Samoa, New Caledonia, Fiji, New Zealand and Papua New Guinea. During 2008, 2007 and 2006, the Company recognized in the accompanying consolidated statements of income, revenues of $10.3 million, $10.2 million and $8.4 million, respectively, including royalty, marketing, reservation fees and other revenues from CHA.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Choice Hotels Canada, Inc.

The Company has a 50% interest in Choice Hotels Canada, Inc. (“CHC”), a joint venture with a third party. During 2008, 2007 and 2006, the Company recorded $1.4 million, $1.2 million and $1.0 million, respectively, based on CHC’s results for the twelve months ended November 30, 2008, 2007 and 2006 of equity method income related to this investment pursuant to APB Opinion No. 18 in the accompanying consolidated statements of income. The Company received dividends from CHC of $1.3 million, $1.2 million and $1.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. During 2008, 2007 and 2006, the Company recognized in the accompanying consolidated statements of income, revenues of $10.9 million, $10.4 million and $9.4 million, respectively, including royalty, marketing, reservation fees and other revenues from CHC.

14.    Pension Plan

The Company sponsors an unfunded non-qualified defined benefit plan (“SERP”) for certain senior executives and the plan assets and benefit obligations are measured as of the Company’s fiscal year end. No assets are held with respect to the plan, therefore benefits are funded as paid to participants. Effective December 31, 2006, the Company began accounting for the SERP in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”) which requires the Company to (a) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur.

As a result of this adoption, the Company increased its pension benefit obligations at December 31, 2006 by approximately $2.6 million with a corresponding change, net of tax, reported in accumulated other comprehensive income (loss). The Company previously measured its plan assets and benefit obligation as of its fiscal year end and therefore no adjustments were required resulting from the adoption of this provision. The adoption of SFAS No. 158 had no effect on the Company’s consolidated statements of operations or cash flows for the year ended December 31, 2006. The Company previously recorded the SERP liability in accordance with SFAS No. 87, “Employers Accounting for Pensions”.

For the years ended December 31, 2008, 2007 and 2006, the Company recorded $1.8 million, $1.3 million and $1.2 million, respectively for the expenses related to the SERP which are included in SG&A expense in the accompanying consolidated statements of income.

Expected benefit payments at December 31, 2008 for the next five years and the five years thereafter are as follows:

Year	(In thousands)
2009	$448
2010	446
2011	444
2012	441
2013	438
5 years thereafter	2,390

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the components of net periodic benefit costs for the three years ended December 31, 2008:

	Years ended December 31,
	2008	2007	2006
	(In thousands)
Components of net periodic pension cost:
Service cost	$579	$523	$677
Interest cost	480	379	349
Amortization
Prior service cost	41	43	58
Loss	109	58	77

	1,209	1,003	1,161
Special termination benefits	549	—	—
Curtailment	—	248	—

Net periodic pension cost	$1,758	$1,251	$1,161

Weighted average assumptions:
Discount rate	6.25%	6.00%	5.75%
Average compensation increase	4.50%	4.50%	4.50%

Special Termination Benefits

During the fourth quarter of 2008, the Company recognized approximately $549,000 in connection with special termination benefits provided to a senior executive officer upon retirement from the Company. These benefits were accounted for under SFAS No. 88 “Employers’ Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”. As a result, the Company recognized a liability and a loss equal to the present value of the additional benefits to be received by the retiring employee.

Curtailment

During the first quarter of 2007, the Company recognized a curtailment loss due to the termination of certain senior executive officers from the Company. The curtailment loss was equal to the unrecognized prior service costs attributed to these employees’ expected aggregate future services which totaled approximately $248,000.

The following is a reconciliation of the changes in the projected benefit obligation for the years ended December 31, 2008 and 2007:

	December 31,
	2008	2007
	(In thousands)
Projected benefit obligation, beginning of year	$7,671	$7,223
Service cost	579	523
Interest cost	480	379
Plan amendments	1,728	—
Remeasurement	549	(963)
Actuarial (gain) loss	(1,323)	509

Projected benefit obligation, end of year	$9,684	$7,671

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amounts in accumulated other comprehensive income (loss) that have not yet been recognized as components of net periodic benefit costs at December 31, 2008 are as follows:

(In thousands)
Transition asset (obligation)	$—
Prior service cost	(2,281)
Accumulated loss	(170)

Total	$(2,451)

The components of projected net periodic pension cost for the year ended December 31, 2009 are as follows:

(In thousands)
Service cost	$404
Interest cost	591
Amortization
Prior service cost	230
(Gain)/Loss	—

Net periodic pension cost	$1,225

At December 31, 2008 and 2007, a liability of $9.7 million and $7.7 million, respectively, related to the SERP was included in the current and long-term deferred compensation and retirement plan obligations in the accompanying consolidated balance sheets. In accordance with the adoption of SFAS No. 158, the December 31, 2008 and 2007 liability has been calculated based on the projected benefit obligation of the SERP. The accumulated benefit obligation at December 31, 2008 and 2007 was $8.2 million and $6.5 million respectively.

15.    Non-Qualified Retirement, Savings and Investment Plans

The Company sponsors two non-qualified retirement savings and investment plans for certain employees and senior executives. Employee and Company contributions are maintained in separate irrevocable trusts. Legally, the assets of the trusts remain those of the Company; however, access to the trusts’ assets is severely restricted. The trusts’ cannot be revoked by the Company or an acquirer, but the assets are subject to the claims of the Company’s general creditors. The participants do not have the right to assign or transfer contractual rights in the trusts. The Company accounts for these plans in accordance with EITF Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.”

In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan (“EDCP”) which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust. A participant may elect an investment return of either the annual yield of the Moody’s Average Corporate Bond Rate Yield Index plus 300 basis points, or a return based on a selection of identified diversified investment options. As of December 31, 2008 and 2007, the Company recorded a deferred compensation liability of $20.2 million and $22.3 million, respectively related to these deferrals and credited investment returns. The change in the deferred compensation obligation recorded in compensation expense relates to earnings credited to participants as well as changes in the fair value of the diversified investments. The Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that partially offset the earnings credited to the participants. The diversified investments held in the trusts totaled $15.7 million and $21.5 million as of December 31, 2008

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and 2007, respectively, and are recorded at their fair value, based on quoted market prices. The change in the fair value of the diversified assets held in trust is recorded in accordance with SFAS No. 115 as trading security income (loss) and is included in other income and expenses, net in the accompanying statements of income.

In 1997, the Company adopted the Choice Hotels International, Inc. Nonqualified Retirement Savings and Investment Plan (“Non-Qualified Plan”). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of identified diversified investment options. As of December 31, 2008 and 2007, the Company had recorded a deferred compensation liability of $10.5 million and $14.1 million, respectively related to these deferrals. The change in the deferred compensation obligation recorded in compensation expense relates to earnings credited to participants as well as changes in the fair value of the diversified investments. The diversified investments held in the trusts were $9.6 million and $13.0 million as of December 31, 2008 and 2007, respectively, and are recorded at their fair value, based on quoted market prices. The change in the fair value of the diversified assets held in trust is recorded in accordance with SFAS No. 115 as trading security income (loss) and is included in other income and expenses, net in the accompanying statements of income. In addition, at December 31, 2008 and 2007, the Non-Qualified Plan held shares of the Company’s common stock with a market value of $0.9 million and $1.1 million, respectively.

We are subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock. The diversified investments held in the Non-Qualified Plan and EDCP include investments primarily in equity and debt securities, and cash and cash equivalents. In addition, at December 31, 2008 the non-qualified retirement and savings plans held 29,954 shares of the Company’s common stock with a market value of $0.9 million.

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

	Fair Value Measurements at Reporting Date Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Observable Inputs (Level 3)
Assets (in thousands)
Investments, employee benefits plans, at a fair value—current	$—	$—	$—	$—
Investments, employee benefits plans, at a fair value—long-term	25,360	22,418	2,942	—

Total Assets	$25,360	$22,418	$2,942	$—

16.    401(k) Retirement Plan

The Company sponsors a 401(k) retirement plan for all eligible employees. For the years ended December 31, 2008, 2007 and 2006, the Company recorded compensation expense of $4.0 million, $3.7 million and $3.5 million, respectively, representing matching contributions for plan participants. In accordance with the safe harbor matching provisions of the plan, the Company matches plan participant contributions in cash as bi-weekly deductions are made.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Income before income taxes was derived from the following:

	Years ended December 31,
	2008	2007	2006
	(In thousands)
Income before income taxes:
Domestic operations	$141,921	$159,520	$143,177
Foreign operations	15,397	14,366	12,101

Income before income taxes	$157,318	$173,886	$155,278

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provisions for income taxes were as follows:

	Years ended December 31,
	2008	2007	2006
	(In thousands)
Current tax expense
Federal	$49,885	$62,962	$64,284
State	2,895	6,301	6,707
Foreign	1,444	1,488	1,019
Deferred tax (benefit) expense
Federal	3,476	(7,959)	(28,021)
State	(600)	(642)	(1,913)
Foreign	7	435	415

Income taxes	$57,107	$62,585	$42,491

Deferred tax assets were comprised of the following:

	December 31,
	2008	2007
	(In thousands)
Property, equipment and intangible assets	$(10,945)	$(12,101)

Gross deferred tax liabilities	(10,945)	(12,101)

Foreign operations	(115)	1,576
Accrued expenses	17,641	20,802
Accrued compensation	20,209	19,039
Other	1,756	2,276

Gross deferred tax assets	39,491	43,693

Net deferred tax asset	$28,546	$31,592

Included in the accompanying consolidated balance sheet as follows:

	December 31,
	2008	2007
	(In thousands)
Current net deferred tax assets	$8,223	$2,387
Non-current net deferred tax assets	20,323	29,205

Net deferred tax asset	$28,546	$31,592

No provision has been made for U.S. federal income taxes on approximately $47.0 million of accumulated and undistributed earnings of foreign subsidiaries at December 31, 2008 since these earnings are considered to be permanently invested in foreign operations.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of income tax expense at the statutory rate to income tax expense included in the accompanying consolidated statements of income follows:

	Years ended December 31,
	2008	2007	2006
	(In thousands, except Federal income tax rate)
Federal income tax rate	35%	35%	35%
Federal taxes at statutory rate	$55,061	$60,860	$54,347
State income taxes, net of federal tax benefit	2,194	3,990	3,116
Foreign income taxed at different rates	(970)	(3,417)	(3,675)
Unrecognized tax benefits	(494)	(181)	(12,791)
Other	1,316	1,333	1,494

Income tax expense	$57,107	$62,585	$42,491

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, the Company increased its existing reserves for uncertain tax positions by $3.1 million with a corresponding net reduction to opening additional paid-in-capital and retained earnings. Accrued interest and penalties of $0.1 million were recorded against retained earnings as of January 1, 2007.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)
Balance, January 1, 2008	$6,723
Additions for tax positions of the current year	842
Additions for tax positions of the prior year	—
Reductions for tax positions of prior years for:
Changes in judgment	(297)
Settlements during the period	—
Lapse of applicable statutes of limitations	(1,595)

Balance, December 31, 2008	$5,673

As of January 1, 2008 and December 31, 2008, the Company had $6.7 million and $5.7 million, respectively of total unrecognized tax benefits of which approximately $3.5 million and $2.7 million, respectively would affect the effective tax rate if recognized. These unrecognized tax benefits relate principally to state tax positions and stock based compensation deductions. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the consolidated statements of income. During the year ended December 31, 2008, the Company reversed approximately $0.1 million of accrued interest and penalties. For the year ended December 31, 2007, the Company accrued interest and penalties of $0.2 million. Accrued interest and penalties were $1.3 million and $1.2 million as of January 1, 2008 and December 31, 2008, respectively. The Company believes it is reasonably possible it will recognize tax benefits of up to $2.1 million within the next twelve months. This is due to the anticipated lapse of applicable statutes of limitations regarding state tax positions and stock-based compensation deductions.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through and including 2004. Substantially all material state and local and foreign income tax matters have been concluded for years through and including 2004. U.S. federal income tax returns for 2005 through 2007 are currently open for examination.

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

18.    Share-Based Compensation and Capital Stock

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

The Company has stock compensation plans pursuant to which it is authorized to grant stock-based awards of up to 3.2 million shares of the Company’s common stock, of which 1.9 million shares remain available for grant as of December 31, 2008. The Company’s policy allows the issuance of new or treasury shares to satisfy stock-based awards. Restricted stock, stock options, stock appreciation rights and performance share awards may be granted to officers, key employees and non-employee directors with contractual terms set by the Compensation Committee of the Board of Directors.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options

The Company granted approximately 0.6 million, 0.3 million and 0.2 million options to certain members of management of the Company at a fair value of approximately $4.7 million, $2.9 million and $2.8 million during the years ended December 31, 2008, 2007 and 2006, respectively. The stock options granted by the Company had an exercise price equal to the market price of the Company’s common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2008	2007	2006
Risk-free interest rate	2.79%	4.67%	4.69%
Expected volatility	30.13%	32.00%	32.09%
Expected life of stock option	4.4 years	4.5 years	4.3 years
Dividend yield	2.00%	1.55%	1.07%
Requisite service period	4 years	4 years	4 years
Contractual life	7 years	7 years	7 years
Weighted average fair value of options granted	$8.11	$11.73	$14.82

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

The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2008 was $17.6 million and $17.6 million, respectively. The total intrinsic value of options exercised during the year ended December 31, 2008, 2007 and 2006 was $19.3 million, $16.1 million and $42.8 million, respectively.

The Company received $9.0 million, $5.7 million, and $8.5 million in proceeds from the exercise of 0.9 million, 0.6 million and 1.0 million employee stock options during the years ended December 31, 2008, 2007 and 2006, respectively.

The following table summarizes information about stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price
$ 0.00 to $ 9.75	309,650	1.1 years	$8.25	309,650	$8.25
$ 9.76 to $19.50	576,641	3.3 years	10.39	576,641	10.39
$19.51 to $34.12	482,579	5.6 years	31.91	150,362	29.92
$34.13 to $39.00	334,603	6.2 years	35.59	21,250	37.38
$39.01 to $43.87	126,512	4.9 years	40.66	35,660	40.70
$43.88 to $48.75	120,798	3.2 years	48.74	64,627	48.74

	1,950,783	4.1 years	$24.03	1,158,190	$15.92

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock

The following table is a summary of activity related to restricted stock grants to non-employee directors and key employees for the year ended December 31:

	2008	2007	2006
Restricted shares granted	283,148	157,467	143,943
Weighted average grant date fair value per share	$33.49	$40.28	$48.67
Aggregate grant date fair value ($000)	$9,482	$6,343	$7,005
Restricted shares forfeited	84,942	43,783	29,443
Vesting service period of shares granted	3-5 years	3-4 years	3-4 years
Fair value of shares vested ($000)	$6,514	$7,802	$10,959

Compensation expense related to the fair value of these awards is recognized straight-line over the requisite service period based on those restricted stock grants that ultimately vest. The fair value of grants is measured by the market price of the Company’s common stock on the date of grant. Restricted stock awards generally vest ratably over the service period beginning with the first anniversary of the grant date.

Performance Vested Restricted Stock Units

The Company has granted performance vested restricted stock units (“PVRSU”) to certain employees. The vesting of these stock awards is contingent upon the Company achieving performance targets at the end of specified performance periods and the employees’ continued employment. The performance conditions affect the number of shares that will ultimately vest. The range of possible stock-based awards vesting is between 0% and 200% of the initial target. If a minimum of 50% of the performance target is not attained then no awards will vest under the terms of the various PVRSU agreements. Under SFAS No. 123R, compensation expense related to these awards will be recognized over the requisite period regardless of whether the performance targets have been met based on the Company’s estimate of the achievement of the various performance targets. The Company has currently estimated that between 0% and 140% of the various award targets will be achieved. The fair value is measured by the market price of the Company’s common stock on the date of grant. Compensation expense is recognized ratably over the requisite service period based on those PVRSUs that ultimately vest.

The following table is a summary of activity related to PVRSU grants during the year ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Performance vested restricted stock units granted	103,746	21,141	49,780
Weighted average grant date fair value per share	$34.17	$40.75	$46.22
Aggregate grant date fair value ($000)	$3,545	$862	$2,301
Stock units forfeited	42,253	2,933	—
Fair value of shares vested ($000)	—	—	—
Requisite service period	2-5 years	3 years	3-4 years

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock-based award activity as of December 31, 2008, 2007 and 2006 and the changes during the years are presented below:

	2008
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2008	2,483,276	$17.46		485,560	$34.45	67,988	$44.57
Granted	580,725	33.97		283,148	33.49	103,746	34.17
Exercised/Vested	(924,937)	9.76		(201,530)	32.24	—	—
Forfeited/Expired	(188,281)	38.07		(84,942)	33.75	(42,253)	42.21

Outstanding at December 31, 2008	1,950,783	$24.03	4.1 years	482,236	$34.93	129,481	$37.00

Options exercisable at December 31, 2008	1,158,190	$15.92	3.0 years

	2007
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2007	2,860,159	$14.30		570,134	$29.81	49,780	$46.22
Granted	250,957	39.60		157,467	40.28	21,141	40.75
Exercised/Vested	(565,261)	10.18		(198,258)	26.08	—	—
Forfeited/Expired	(62,579)	27.92		(43,783)	32.85	(2,933)	45.05

Outstanding at December 31, 2007	2,483,276	$17.46	4.1 years	485,560	$34.45	67,988	$44.57

Options exercisable at December 31, 2007	1,708,527	$11.29	3.2 years

	2006
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2006	3,753,001	$10.81		689,865	$22.13	—	$—
Granted	190,548	48.74		143,943	48.67	49,780	46.22
Exercised/Vested	(1,037,979)	8.19		(234,231)	18.68	—	—
Forfeited/Expired	(45,411)	10.12		(29,443)	30.76	—	—

Outstanding at December 31, 2006	2,860,159	$14.30	4.8 years	570,134	$29.81	49,780	$46.22

Options exercisable at December 31, 2006	1,746,427	$9.37	3.8 years

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the Company’s pretax stock-based compensation expense and associated income tax benefits are as follows for the years ended December 31:

(In millions)	2008	2007	2006
Stock options	$3.4	$2.9	$3.9
Restricted stock	6.8	5.5	5.2
Performance vested restricted stock units	0.6	0.9	0.8

Total	$10.8	$9.3	$9.9

Income tax benefits	$4.0	$3.5	$3.7

Stock-based compensation expense on stock option and performance vested restricted stock units made to a retirement eligible executive officer during the years ended December 31, 2008, 2007 and 2006 was recognized upon issuance of the grants rather than over the awards’ vesting periods since the terms of these grants provide that the awards will vest upon retirement of the employee. Compensation costs recognized in 2008, 2007 and 2006 related to the vesting of stock options upon retirement eligibility totaled $0.9 million, $0.9 million and $0.9 million, respectively. Compensation costs recognized in 2008, 2007 and 2006 related to the vesting of performance vested restricted stock units upon retirement eligibility totaled $0.4 million, $0.6 million and $0.4 million, respectively.

In conjunction with the acceleration of the Company’s management succession plan in the second quarter of 2008, restricted stock and stock option compensation expense for the year ended December 31, 2008 includes $1.1 million and $0.8 million of additional stock compensation expense due to the acceleration of award vesting conditions and modification of award terms for an executive officer, respectively.

The total unrecognized compensation costs related to stock-based awards that have not yet vested and the related weighted average amortization period over which the costs are to be recognized as of December 31, 2008 are as follows:

	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Amortization Period
	(in millions)
Stock options	$4.2	2.8 years
Restricted stock	12.1	2.6 years
Performance vested restricted stock units	2.4	3.6 years

Total	$18.7

Stock Repurchase Program

The Company announced a stock repurchase program on June 25, 1998 to increase returns to its shareholders. Treasury stock activity is recorded at cost in the accompanying consolidated financial statements. During 2008 and 2007, the Company repurchased 2.2 million and 4.9 million shares of its common stock under the repurchase program at a total cost of $54.7 million and $184.0 million, respectively. Through December 31, 2008, the Company repurchased 40.8 million shares of its common stock (including 33.0 million prior to the two-for-one stock split effected in October 2005) under the share repurchase program at a total cost of $950.6 million.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2008, the Company redeemed 301,191 shares of common stock at a total cost of $9.0 million from employees to satisfy statutory minimum tax-withholding requirements from the vesting of restricted stock grants. During 2007, the Company redeemed 49,054 shares of common stock from employees at a total cost of $2.0 million to satisfy minimum tax-withholding requirements. These redemptions were outside the share repurchase program initiated in June 1998.

19.    Comprehensive Income

The components of accumulated other comprehensive income (loss) is as follows:

	December 31,
	2008	2007	2006
	(In thousands)
Foreign currency translation adjustments	$(1,938)	$1,699	$1,017
Deferred gain on hedging activity	—	22	89
Adjustment to apply SFAS No. 158	(1,534)	(1,375)	(1,878)

Total accumulated other comprehensive income (loss)	$(3,472)	$346	$(772)

Total other comprehensive income (loss) for years ended 2008, 2007 and 2006 is as follows:

	Amount Before Taxes	Income Tax (Expense)/ Benefit	Amount Net of Taxes
2008
Foreign currency translation adjustment, net	$(3,637)	$—	$(3,637)
Amortization of pension related costs
Prior service costs	41	(15)	26
Actuarial loss	109	(41)	68
Actuarial pension gain	1,323	(494)	829
Pension re-measurement	(1,728)	646	(1,082)
Amortization of deferred gain on hedge	(35)	13	(22)

Total other comprehensive loss	$(3,927)	$109	$(3,818)

2007
Foreign currency translation adjustment, net	$682	$—	$682
Amortization of pension related costs
Prior service costs	43	(16)	27
Actuarial loss	58	(21)	37
Actuarial pension loss	(509)	190	(319)
Pension curtailment and re-measurement	1,211	(453)	758
Amortization of deferred gain on hedge	(110)	43	(67)

Total other comprehensive income	$1,375	$(257)	$1,118

2006
Foreign currency translation adjustment, net	$314	$—	$314
Amortization of deferred gain on hedge	(110)	43	(67)

Total other comprehensive income	$204	$43	$247

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 1999, the Company entered into an interest rate swap agreement to fix certain of its variable rate debt in order to reduce the Company’s exposure to fluctuations in interest rates. On March 3, 2000, the interest rate swap agreement was settled resulting in a deferred gain. In accordance with SFAS No. 133, the unamortized gain was reclassified in 2001 to other comprehensive income and was amortized over the original life of the related debt through 2008 as a reduction of interest expense. In 2008, the Company recorded approximately $22,000, net of taxes, of amortization related to this deferred gain. In each of 2007 and 2006, the Company recorded approximately $67,000, net of taxes, of amortization related to this deferred gain.

20.    Earnings Per Share

The following table reconciles the number of shares used in the basic and diluted earnings per share calculations:

	Years Ended December 31,
	2008	2007	2006
	(In millions, except per share amounts)
Computation of Basic Earnings Per Share:
Net income	$100.2	$111.3	$112.8
Weighted average shares outstanding-basic	61.9	64.2	65.4

Basic earnings per share	$1.62	$1.73	$1.72

Computation of Diluted Earnings Per Share:
Net income for diluted earnings per share	$100.2	$111.3	$112.8
Weighted average shares outstanding-basic	61.9	64.2	65.4
Effect of Dilutive Securities:
Stock options and restricted stock plan	0.6	1.1	1.7

Weighted average shares outstanding-diluted	62.5	65.3	67.1

Diluted earnings per share	$1.60	$1.70	$1.68

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share assumes dilution and is computed based on the weighted-average number of common shares outstanding after consideration of the dilutive effect of stock options and unvested restricted stock. The effect of dilutive securities is computed using the treasury stock method and average market prices during the period. However, at December 31, 2008 and 2007, PVRSUs totaling 111,739 and 67,988, respectively were excluded from the computation since the performance conditions had not been met at the reporting date. In addition, at December 31, 2008 and 2007 the Company excluded 1,064,492 and 360,171 anti-dilutive options, respectively from the computation of diluted earnings per share.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.    Leases

The Company enters into operating leases primarily for office space and computer equipment. Rental expense under non-cancelable operating leases was approximately $6.0 million, $4.6 million and $5.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Company received sublease rental income related to computer equipment leased to franchisees and office space totaling $0.1 million, $0.6 million and $1.1 million during the years ended December 31, 2008, 2007 and 2006, respectively. Future minimum lease payments are as follows:

	2009	2010	2011	2012	2013	Thereafter	Total
	(In thousands)
Minimum lease payments	$5,872	$5,662	$5,577	$5,202	$2,671	$3,171	$28,155
Minimum sublease rentals	(70)	(18)	—	—	—	—	(88)

	$5,802	$5,644	$5,577	$5,202	$2,671	$3,171	$28,067

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

The following table presents certain financial information for the Company’s franchising segment.

	Year Ended December 31, 2008
	Franchising	Corporate & Other	Elimination Adjustments	Consolidated
	(In thousands)
Revenues	$636,744	$4,936	—	$641,680
Operating income (loss)	220,802	(46,206)	—	174,596
Depreciation and amortization	9,748	7,277	(8,841)	8,184
Capital expenditures	10,053	2,558	—	12,611
Total assets	190,301	137,918	—	328,219

	Year Ended December 31, 2007
	Franchising	Corporate & Other	Elimination Adjustments	Consolidated
	(In thousands)
Revenues	$610,802	$4,692	—	$615,494
Operating income (loss)	225,536	(40,337)	—	185,199
Depreciation and amortization	9,713	7,243	(8,319)	8,637
Capital expenditures	7,578	4,385	—	11,963
Total assets	185,770	142,614	—	328,384

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2006
	Franchising	Corporate & Other	Elimination Adjustments	Consolidated
	(In thousands)
Revenues	$535,398	$4,505	—	$539,903
Operating income (loss)	213,506	(46,881)	—	166,625
Depreciation and amortization	10,164	7,455	(7,914)	9,705
Capital expenditures	5,574	2,133	—	7,707
Total assets	185,022	118,287	—	303,309

Long-lived assets related to international operations were $5.3 million, $7.1 million and $7.0 million as of December 31, 2008, 2007 and 2006, respectively. All other long-lived assets of the Company are associated with domestic activities.

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

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

24.    Fair Value of Financial Instruments

The balance sheet carrying amount of cash and cash equivalents and receivables approximates fair value due to the short-term nature of these items. Long-term debt consists of bank loans and senior notes. Interest rates on the Company’s bank loans adjust frequently based on current market rates; accordingly, the carrying amount of the Company’s bank loans approximates fair value. The $100 million unsecured senior notes had an approximate fair value at December 31, 2007 of $100.6 million based on quoted market prices.

25.    Related Party Transactions

The Company paid $611,056 to and received approximately $47,000 from corporations owned or controlled by family members of the Company’s largest shareholder related to the lease of personal and real property during 2008. During 2007, the Company paid approximately $463,000 and received approximately $44,000. During 2006, the Company paid approximately $133,231 and received approximately $176,318.

On October 30, 2007, the Company entered into a lease agreement commencing in January 2008 on behalf of a family member of the Company’s largest shareholder for 1,950 square feet of office space located in Chevy Chase, Maryland. The lease has a 5 year term with annual lease payments totaling approximately $72,000.

26.    Termination Charges

During the year ended December 31, 2008, the Company recorded a $10.1 million charge in SG&A expenses related to the acceleration of the Company’s management succession plan and termination benefits provided to employees separating from service with the Company. The expenses include salary and benefits continuation of $7.7 million, $1.1 million of accelerated share-based compensation, $0.8 million related to the modification of stock option award terms and SERP special termination benefits of $0.5 million. Benefits payable to employees were accounted for under SFAS No. 112 “Employer’s Accounting for Post-employment Benefits” (“SFAS No. 112”) and SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”.

During the first quarter of 2007, the Company recorded a $3.7 million charge in SG&A expenses for employee termination benefits relating to the termination of certain executive officers. Termination benefits include salary continuation of approximately $2.5 million, SERP curtailment expenses of $0.2 million and $1.0 million of accelerated share based compensation. Termination benefits payable to the executives were accounted for under SFAS No. 112.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2008, approximately $7.0 million of termination benefits remained and were included in current and noncurrent liabilities in the Company’s consolidated financial statements.

27.    Selected Quarterly Financial Data – (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2008
	(In thousands, except per share data)
Revenues	$128,855	$167,120	$191,211	$154,494	$641,680
Operating income	$34,052	$44,578	$61,869	$34,097	$174,596
Income before income taxes	$29,448	$42,227	$57,746	$27,897	$157,318
Net income	$18,577	$27,008	$35,915	$18,711	$100,211
Per basic share:
Net income	$0.30	$0.43	$0.58	$0.31	$1.62
Per diluted share:
Net income	$0.30	$0.43	$0.57	$0.30	$1.60

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2007
	(In thousands, except per share data)
Revenues	$114,929	$156,491	$175,099	$168,975	$615,494
Operating income	$27,386	$47,363	$62,359	$48,091	$185,199
Income before income taxes	$25,184	$46,048	$59,363	$43,291	$173,886
Net income	$16,315	$28,645	$38,394	$27,947	$111,301
Per basic share:
Net income	$0.25	$0.44	$0.60	$0.45	$1.73
Per diluted share:
Net income	$0.24	$0.43	$0.59	$0.44	$1.70

The matters which effect the comparability of our quarterly results include seasonality, termination benefits recorded in the first quarter of 2007 and the second and fourth quarters of 2008, allowance for credit losses on impaired loans in the fourth quarter of 2008 and unrealized losses on the Company’s investments in non-qualified retirement benefit plans incurred during 2008.

28.    Impact of Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company has adopted the provisions of SFAS No. 157 as of January 1, 2008, for financial instruments. Although the adoption of SFAS No. 157 did not impact the Company’s financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.

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

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R will change the accounting for business combinations by requiring an acquiring entity to recognize all the assets acquired, the liabilities assumed and any non-controlling interest in a transaction at the acquisition date fair value with limited exceptions. SFAS No. 141R will also change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company will apply the FSP prospectively to intangible assets acquired after the effective date and will update its disclosures, as appropriate, upon implementation of this guidance.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company has determined that this statement will not have a material impact on our consolidated financial statements.

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP 133-1 and FIN 45-4”). FSP 133-1 and FIN 45-4 amend and enhance disclosure requirements for sellers of credit derivatives and financial guarantees. They also clarify that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 are effective for reporting periods (annual or interim) ending after November 15, 2008. The Company will update its disclosures, as appropriate, upon implementation of this guidance.

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

In December 2008, the FASB issued EITF Issue No. 08-6, “Equity Method Investment Accounting Consideration,” effective for fiscal years beginning after December 15, 2008. EITF Issue No. 08-6 requires an equity method investor to account for its initial investment at cost and shall not separately test an investee’s

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

underlying indefinite-lived intangible assets for impairment. It also requires an equity method investor to account for share issuance by an investee as if the investor had sold a proportionate share of its investment. The resulting gain or loss shall be recognized in earnings. The Company does not believe that the implementation of this standard will have a material impact on our consolidated financial position and results of operations.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” amending FASB Statement No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” effective for fiscal years ending after December 15, 2009. FSP FAS 132(R)-1 requires an employer to disclose investment policies and strategies, categories, fair value measurements, and significant concentration of risk among its postretirement benefit plan assets. The Company will update its disclosures, as appropriate, upon implementation of this guidance.

29.    Subsequent Events

On February 9, 2009, the Company’s board of directors declared a quarterly cash dividend of $0.185 per share of common stock. The dividend is payable on April 3, 2009 to shareholders of record as of April 17, 2009. Based on the Company’s present share count, the total dividends to be paid is approximately $11.2 million.

Subsequent to December 31, 2008 through February 27, 2009, the Company repurchased an additional 0.7 million shares of its common stock at a total cost of $18.0 million under its share repurchase program.

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

An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

There have been no changes in the Company’s internal control over financial reporting that occurred during 2008 that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management’s assessment under those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information regarding the number of shares of the Company’s common stock that were subject to outstanding stock options at December 31, 2008:

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	1,950,783	$24.03	1,924,869
Equity compensation plans not approved by shareholders	Not applicable	Not applicable	Not applicable

Item 13.    Certain Relationships and Related Transactions and Director Independence.

The required information will be set forth under “Certain Relationships and Related Transactions” in the Company’s proxy statement, and reference is expressly made to the proxy statement for the specific information incorporated in this Form 10-K.

Item 14.    Principal Accounting Fees and Services.

The required information will be set forth under “Principal Accountant Fees and Services” and “Audit Committee Report” in the Company’s proxy statement, and reference is expressly made to the proxy statement for the specific information incorporated in this Form 10-K.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)	List of Documents Filed as Part of this Report

1.	Financial Statements

The response to this portion of Item 15 is submitted under Item 8 of this report.

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

4.01(b)

Senior Unsecured Revolving Credit Facility agreement dated June 16, 2006 among Choice Hotels International, Inc., Wachovia Bank, National Association, as Agents, SunTrust Bank, as Syndication Agent, Bank of America, N.A., as Documentation Agent, Wachovia Capital Markets, LLC, as Lead Arranger and Sole Book Manager, and the additional lenders named in the credit agreement

4.02*	Agreement to furnish certain debt agreements

10.1(c)	Amended and Restated Employment Agreement dated April 30, 2008, between Choice Hotels International, Inc. and Stephen P. Joyce

10.2 (d)	Third Amended and Restated Employment Agreement dated June 26, 2008 between Choice Hotels International, Inc. and Charles A. Ledsinger, Jr.

Exhibit Number	Description
10.3 (d)	Consulting Agreement amount Choice Hotels International, Inc., Choice Hotels International Services Corp. and Charles A. Ledsinger, Jr. effective December 21, 2009

10.04(e)	Amended and Restated Chairman’s Service Agreement dated September 10, 2008 by and between Choice Hotels International, Inc. and Stewart Bainum, Jr.

10.05(f)	Amended and Restated Employment agreement dated April 13, 1999 between Choice Hotels International, Inc. and Thomas Mirgon

10.05A(g)	Amendment to Amended and Restated Employment agreement dated January 23, 2008 between Choice Hotels International, Inc. and Thomas Mirgon

10.06(h)	Choice Hotels International, Inc. 2006 Long- Term Incentive Plan

10.06A*	Amendment to Choice Hotels International, Inc. 2006 Long-Term Incentive Plan, dated January 1, 2009

10.07(i)	Second Amended and Restated Employment Agreement dated April 13, 1999 between Choice Hotels International, Inc. and Michael J. DeSantis

10.07A(j)	Agreement and Release dated February 15, 2007, between Choice Hotels International, Inc. and Michael J. DeSantis

10.08(k)	Commercial Lease dated May 29, 1998 among Columbia Pike I, LLC and Colesville Road, LLC (each an assignee of Manor Care, Inc.) and Choice Hotels International, Inc.

10.09(l)	Employment Agreement dated June 3, 1999 between Choice Hotels International, Inc. and Joseph M. Squeri

10.09A(j)	Agreement and Release dated February 9, 2007, between Choice Hotels International, Inc. and Joseph M. Squeri

10.10(m)	Agreement and Amendment to Employment Agreement between Choice Hotels International, Inc. and Wayne Wielgus

10.11*	Second Amended and Restated Supplemental Executive Retirement Plan

10.12*	Amended and Restated Choice Hotels International, Inc. Executive Deferred Compensation Plan (for Non-Grandfathered Account Balances)

10.12A(p)	Choice Hotels International, Inc. Executive Deferred Compensation Plan (for Grandfathered Account Balances)

10.13(n)	Non-Competition, Non-Solicitation, and Severance Benefit Agreement between Choice Hotels International, Inc. and Bruce N. Haase

13.01*	Valuation and Qualifying Accounts

14.01(o)	Code of Ethics

21.01*	Subsidiaries of Choice Hotels International, Inc.

23.01*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Filed herewith
(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Registration Statement on Form S-4, filed August 31, 1998 (Reg. No. 333-62543).
(b)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated June 16, 2006, filed June 21, 2006.

(c)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated April 30, 2008, filed May 2, 2008.
(d)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K for dated June 26, 2008, filed on June 27, 2008.
(e)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed on November 10, 2008.
(f)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed on June 4, 1999.
(g)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated January 23, 2008, filed January 24, 2008.
(h)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on form 8-K dated May 1, 2006, filed on May 5, 2006.
(i)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1998, filed on August 16, 1999.
(j)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006, filed March 1, 2007.
(k)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 30, 1999.
(l)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed on August 16, 1999.
(m)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated September 13, 2006, filed September 18, 2006.
(n)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated January 25, 2008, filed January 30, 2008.
(o)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004.
(p)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

By:	/s/ STEPHEN P. JOYCE
Stephen P. Joyce President and Chief Executive Officer

Dated: February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEWART BAINUM, JR. Stewart Bainum, Jr.	Chairman, Director	February 27, 2009

/s/ STEPHEN P. JOYCE Stephen P. Joyce	President and Chief Executive Officer (Principal Executive Officer)	February 27, 2009

/s/ CHARLES A. LEDSINGER, JR. Charles A. Ledsinger, Jr.	Vice Chairman and Director	March 2, 2009

/s/ WILLIAM L. JEWS William L. Jews	Director	March 2, 2009

/s/ ERVIN R. SHAMES Ervin R. Shames	Director	February 25, 2009

/s/ JOHN T. SCHWIETERS John T. Schwieters	Director	February 27, 2009

/s/ FIONA P. DIAS Fiona P. Dias	Director	March 1, 2009

/s/ DAVID SULLIVAN David Sullivan	Director	March 2, 2009

/s/ GORDON SMITH Gordon Smith	Director	February 25, 2009

/s/ SCOTT A. RENSCHLER Scott A. Renschler, Psy.D	Director	February 25, 2009

/s/ DAVID L. WHITE David L. White	Senior Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)	February 27, 2009

/s/ SCOTT E. OAKSMITH Scott E. Oaksmith	Controller (Principal Accounting Officer)	February 27, 2009