Form 10-Q
period 2009-03-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2009-05-07
CIK 1046311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CLASS	SHARES OUTSTANDING AT MARCH 31, 2009
Common Stock, Par Value $0.01 per share	60,494,464

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2009	2008
REVENUES:
Royalty fees	$43,441	$47,780
Initial franchise and relicensing fees	2,649	6,044
Procurement services	3,390	3,342
Marketing and reservation	62,042	68,426
Hotel operations	1,118	1,042
Other	1,518	2,221

Total revenues	114,158	128,855

OPERATING EXPENSES:
Selling, general and administrative	21,461	23,555
Depreciation and amortization	2,115	2,057
Marketing and reservation	62,042	68,426
Hotel operations	785	765

Total operating expenses	86,403	94,803

Operating income	27,755	34,052

OTHER INCOME AND EXPENSES, NET:
Interest expense	1,540	3,837
Interest and other investment loss	832	1,068
Equity in net income of affiliates	(218)	(301)

Total other income and expenses, net	2,154	4,604

Income before income taxes	25,601	29,448
Income taxes	9,293	10,871

Net income	$16,308	$18,577

Weighted average shares outstanding-basic	60,532	62,240

Weighted average shares outstanding-diluted	60,851	63,032

Basic earnings per share	$0.27	$0.30

Diluted earnings per share	$0.27	$0.29

Cash dividends declared per share	$0.185	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	March 31, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$57,395	$52,680
Receivables (net of allowance for doubtful accounts of $5,117 and $5,256, respectively)	38,087	43,141
Deferred income taxes	8,223	8,223
Income taxes receivable	388	3,181
Other current assets	12,608	12,991

Total current assets	116,701	120,216
Property and equipment, at cost, net	44,437	45,291
Goodwill	65,813	65,813
Franchise rights and other identifiable intangibles, net	26,734	27,763
Receivable – marketing and reservation fees	24,077	13,527
Investments, employee benefit plans, at fair value	25,303	25,360
Deferred income taxes	20,294	20,323
Other assets	10,355	9,926

Total assets	$333,714	$328,219

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$32,446	$41,648
Accrued expenses	29,534	38,249
Deferred revenue	55,966	47,004
Income taxes payable	6,728	1,206
Deferred compensation and retirement plan obligations	2,808	6,960

Total current liabilities	127,482	135,067

Long-term debt	309,800	284,400
Deferred compensation and retirement plan obligations	33,097	33,462
Other liabilities	9,537	12,960

Total liabilities	479,916	465,889

Commitments and contingencies

SHAREHOLDERS’ DEFICIT
Common stock, $0.01 par value, 160,000,000 shares authorized; 95,345,362 shares issued at March 31, 2009 and December 31, 2008 and 60,494,464 and 60,704,852 shares outstanding at March 31, 2009 and December 31, 2008, respectively	605	607
Additional paid-in capital	84,062	90,141
Accumulated other comprehensive loss	(3,695)	(3,472)
Treasury stock (34,850,898 and 34,640,510 shares at March 31, 2009 and December 31, 2008, respectively), at cost	(842,554)	(835,186)
Retained earnings	615,380	610,240

Total shareholders’ deficit	(146,202)	(137,670)

Total liabilities and shareholders’ deficit	$333,714	$328,219

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, IN THOUSANDS)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,308	$18,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,115	2,057
Provision for bad debts	350	44
Non-cash stock compensation and other charges	2,406	3,293
Non-cash interest and other loss	949	1,577
Dividends received from equity method investments	166	192
Equity in net income of affiliates	(218)	(301)
Changes in assets and liabilities:
Receivables	4,455	(2,208)
Receivable – marketing and reservation fees, net	(10,370)	(9,533)
Accounts payable	(9,095)	(13,610)
Accrued expenses	(8,708)	(5,442)
Income taxes payable/receivable	8,321	5,660
Deferred income taxes	—	2,389
Deferred revenue	8,964	5,890
Other assets	456	(903)
Other liabilities	(5,643)	684

Net cash provided by operating activities	10,456	8,366

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(2,068)	(2,606)
Issuance of notes receivable	(948)	(775)
Collections of notes receivable	2	176
Purchases of investments, employee benefit plans	(2,003)	(4,405)
Proceeds from sale of investments, employee benefit plans	1,149	4,430
Other items, net	(74)	(267)

Net cash used in investing activities	(3,942)	(3,447)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings pursuant to revolving credit facility	25,400	6,800
Purchase of treasury stock	(19,308)	(1,446)
Excess tax benefits from stock-based compensation	694	2,085
Dividends paid	(11,157)	(10,484)
Proceeds from exercise of stock options	2,711	2,795

Net cash used in financing activities	(1,660)	(250)

Net change in cash and cash equivalents	4,854	4,669
Effect of foreign exchange rate changes on cash and cash equivalents	(139)	272
Cash and cash equivalents at beginning of period	52,680	46,377

Cash and cash equivalents at end of period	$57,395	$51,318

Supplemental disclosure of cash flow information:
Cash payments during the period for:
Income taxes, net of refunds	$230	$351
Interest	$1,893	$2,002
Non-cash financing activities:
Declaration of dividends	$11,167	$10,558
Issuance of restricted shares of common stock	$5,984	$6,117
Issuance of performance vested restricted stock units	$461	$—
Issuance of treasury stock to employee stock purchase plan	$161	$—

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Company Information and Significant Accounting Policies

The accompanying unaudited consolidated financial statements of Choice Hotels International, Inc. and subsidiaries (together the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (which include any normal recurring adjustments) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been omitted. The year end balance sheet information was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The Company believes the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2008 and notes thereto included in the Company’s Form 10-K, filed with the SEC on March 2, 2009 (the “10-K”). Interim results are not necessarily indicative of the entire year results because of seasonal variations. All intercompany transactions and balances between Choice Hotels International, Inc. and its subsidiaries have been eliminated in consolidation.

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

Reclassifications in Consolidated Financial Statements

The Company revised its presentation of operating and investing cash flows for the three months ended March 31, 2008 related to the effect of foreign currency exchange rate changes on cash and cash equivalents. There was no effect on any other previously reported cash flows from financing activities or income statement and balance sheet amounts.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. As of March 31, 2009 and December 31, 2008, $2.5 million and $7.6 million, respectively, of book overdrafts representing outstanding checks in excess of funds on deposit are included in accounts payable in the accompanying consolidated balance sheets.

The Company maintains cash balances in domestic banks, which at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation. In addition, the Company also maintains cash balances in international banks which do not provide deposit insurance.

Recently Adopted Accounting Guidance

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position Emerging Issues Task Force No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarified that all share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Therefore, awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied rather than the treasury stock method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. In addition, once effective, all prior period earnings per share data presented must be adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1.

The Company’s outstanding unvested restricted stock awards contain rights to non-forfeitable dividends and as a result, the Company applied this guidance in the first quarter of 2009. The two-class method of calculating earnings per share is more dilutive to both basic and diluted shares outstanding than the previously utilized treasury stock method. In accordance with FSP EITF 03-6-1, the Company has also retrospectively adjusted its basic and diluted shares outstanding for the three months ended March 31, 2008 under the two-class method which resulted in a reduction of the Company’s diluted earnings per share from $0.30 to $0.29 per share while basic earnings per share for the three months ended March 31, 2008 remained unchanged. Additionally, based on the implementation of FSP EITF 03-6-1, basic and diluted earnings per share for the year ended December 31, 2008 were reduced from $1.62 to $1.61 and $1.60 to $1.59 per share, respectively.

On January 1, 2009, the Company adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 141 (revised 2007), “Business Combinations,” (“SFAS No. 141R”). SFAS No. 141R requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction whether full or partial acquisition, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, requires expensing of most transaction and restructuring costs, and requires the acquirer to disclose all information needed to evaluate and understand the nature and financial effect of the business combination. The adoption of these provisions did not have an impact on our consolidated financial statements, but will have an impact on the accounting for future business combinations.

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of this statement on January 1, 2009 did not have a material effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement on January 1, 2009 did not have a material effect on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP No. 142-3 became effective for the Company on January 1, 2009. The Company will apply FSP No. 142-3 prospectively to intangible assets acquired.

In September 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (“EITF 08-5”). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The implementation of this guidance on January 1, 2009 did not have a material effect on our consolidated financial statements.

In December 2008, the FASB issued EITF Issue No. 08-6, “Equity Method Investment Accounting Consideration,” effective for fiscal years beginning after December 15, 2008. EITF Issue No. 08-6 requires an equity method investor to account for its initial investment at cost and shall not separately test an investee’s underlying indefinite-lived intangible assets for impairment. It also requires an equity method investor to account for share issuance by an investee as if the investor had sold a proportionate share of its investment. The resulting gain or loss shall be recognized in earnings. The implementation of this guidance on January 1, 2009 did not have a material effect on our consolidated financial statements.

2. Notes Receivable

	March 31, 2009	December 31, 2008
	(In thousands)
Forgivable notes receivable	$8,371	$8,016
Mezzanine and other notes receivables	12,173	12,105

	20,544	20,121
Loan reserves	(9,604)	(9,564)

Total	$10,940	$10,557

Current portion, net	$2,230	$2,219
Long-term portion, net	8,710	8,338

Total	$10,940	$10,557

We classify notes receivable due within one year as current assets and notes receivable with a maturity greater than one year as other assets in the Company’s consolidated balance sheets.

Forgivable Notes Receivable

From time to time, the Company provides financing to franchisees for property improvements and other purposes in the form of forgivable promissory notes. The terms of the notes range from 3 to 10 years, bearing market interest rates, and are forgiven and amortized over that time period if the franchisee remains in the system in good standing. As of March 31, 2009 and December 31, 2008, the unamortized balance of these notes totaled $8.4 million and $8.0 million, respectively. The Company recorded an allowance for credit losses on these forgivable notes receivable of $0.8 million at both March 31, 2009 and December 31, 2008. Amortization expense included in the accompanying consolidated statements of income related to the notes was $0.5 million for both the three months ended March 31, 2009 and 2008. At March 31, 2009, the Company had commitments to extend an additional $5.1 million in forgivable notes receivable provided certain commitments are met by its franchisees.

Mezzanine and Other Notes Receivable

The Company has provided financing to franchisees in support of the development of Cambria Suites properties. These notes include non-interest bearing receivables as well as notes bearing market interest and are due upon maturity. Non-interest bearing notes receivable at December 31, 2008 were recorded net of their unamortized discounts totaling $0.02 million. Interest income associated with these notes receivable is reflected in the accompanying consolidated statements of income under the caption interest and other investment (income) loss. We do not accrue interest on notes receivable that are impaired. The Company has recorded an $8.6 million allowance for credit losses on impaired loans at both March 31, 2009 and December 31, 2008. In addition, at both March 31, 2009 and December 31, 2008, the Company has provided loan reserves on non-impaired loans totaling $0.1 million. The Company records bad debt expense in selling, general and administrative (“SG&A”) expenses in the accompanying consolidated statements of income.

3. Receivable – Marketing and Reservation Fees

As of March 31, 2009 and December 31, 2008, the Company’s balance sheet includes a receivable of $19.1 million and $13.5 million, respectively from cumulative marketing expenses incurred in excess of cumulative marketing fees earned. As of March 31, 2009, the reservation fees receivable related to cumulative reservation expenses incurred in excess of cumulative reservation fees earned was $4.9 million. As of December 31, 2008, cumulative reservation fees collected exceeded expenses by $2.2 million and the excess was reflected as a long-term liability in the accompanying consolidated balance sheets. Depreciation and amortization expense attributable to marketing and reservation activities was $2.4 million and $2.1 million for the three months ended March 31, 2009 and 2008, respectively. Interest expense attributable to reservation activities was approximately $0.1 million for both the three months ended March 31, 2009 and 2008, respectively.

4. Deferred Revenue

Deferred revenue consists of the following:

	March 31, 2009	December 31, 2008
	(In thousands)
Loyalty programs	$45,372	$42,927
Initial, relicensing and franchise fees	3,323	3,119
Procurement services fees	1,624	958
Other	5,647	—

Total	$55,966	$47,004

5. Debt

On June 16, 2006, the Company entered into a $350 million senior unsecured revolving credit agreement (the “Revolver”), with a syndicate of lenders. The Revolver allows the Company to borrow, repay and reborrow revolving loans up to $350 million (which includes swingline loans of up to $20 million and standby letters of credit of up to $30 million) until the scheduled maturity date of June 16, 2011. The Company has the ability to request an increase in available borrowings under the Revolver by an additional amount of up to $150 million by obtaining the agreement of the existing lenders to increase their lending commitments or by adding additional lenders. The rate of interest generally applicable for revolving loans under the Revolver is, at the Company’s option, equal to either (i) the greater of the prime rate or the federal funds effective rate plus 50 basis points, or (ii) an adjusted LIBOR rate plus a margin between 22 and 70 basis points based on the Company’s credit rating. The Revolver requires the Company to pay a quarterly facility fee, based upon the credit rating of the Company, at a rate between 8 and 17 1/2 basis points, on the full amount of the commitment (regardless of usage). The Revolver also requires the payment of a quarterly usage fee, based upon the credit rating of the Company, at a rate between 10 and 12 1/2 basis points, on the amount outstanding under the commitment, at all times when the amount borrowed under the Revolver exceeds 50% of the total commitment. The Revolver includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage. The Revolver also restricts the Company’s ability to make certain investments, incur certain debt, and dispose of assets, among other restrictions. As of March 31, 2009, the Company had $309.8 million of revolving loans outstanding pursuant to the Revolver and the Company was in compliance with all covenants.

The Company has a line of credit with a bank providing up to an aggregate of $5 million of borrowings, which is due upon demand. Borrowings under the line of credit bear interest at the lender’s sole option at either of the following rates (i) prime rate or (ii) LIBOR rate plus 0.80% per annum; due monthly and upon demand for final payment. As of March 31, 2009, no amounts were outstanding pursuant to this line of credit.

As of March 31, 2009, total debt outstanding for the Company was $309.8 million. No outstanding debt amounts at March 31, 2009 were scheduled to mature in the twelve months ending March 31, 2010.

6. Pension Plan

The Company sponsors an unfunded non-qualified defined benefit plan (“SERP”) for certain senior executives. No assets are held with respect to the plan, therefore benefits are funded as paid to participants. The Company accounts for the SERP in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). For both the three months ended March 31, 2009 and 2008, the Company recorded $0.3 million for the expenses related to the SERP which are included in SG&A expense in the accompanying consolidated statements of income. Benefit payments totaling $0.5 million are currently scheduled to be remitted within the next twelve months.

The following table presents the components of net periodic benefit costs for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
(In thousands)	2009	2008
Components of net periodic pension cost:
Service cost	$101	$145
Interest cost	148	120
Amortization:
Prior service cost	57	10
Loss	—	27

Net periodic pension cost	$306	$302

The 2009 monthly net periodic pension costs are approximately $102,000. The components of projected pension costs for the year ended December 31, 2009 are as follows:

(in thousands)
Components of net periodic pension cost
Service cost	$404
Interest cost	591
Amortization of prior service cost	230

Net periodic pension cost	$1,225

The following is a reconciliation of the changes in the projected benefit obligation for the three months ended March 31, 2009:

(in thousands)
Projected benefit obligation, December 31, 2008	$9,684
Service cost	101
Interest cost	148
Benefit payments	(79)

Projected benefit obligation, March 31, 2009	$9,854

The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit costs at March 31, 2009 are as follows:

(in thousands)
Transition asset (obligation)	$—
Prior service cost	(2,224)
Accumulated loss	(170)

Total	$(2,394)

7. Non-Qualified Retirement, Savings and Investment Plans

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

In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan (“EDCP”) which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust. A participant may elect an investment return of either the annual yield of the Moody’s Average Corporate Bond Rate Yield Index plus 300 basis points, or a return based on a selection of available diversified investment options. As of March 31, 2009 and December 31, 2008, the Company recorded a deferred compensation liability of $16.5 million and $20.2 million, respectively related to these deferrals and credited investment returns. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of the diversified investments.

The Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that partially offset the earnings credited to the participants. The diversified investments held in the trusts totaled $16.5 million and $15.7 million as of March 31, 2009 and December 31, 2008, respectively, and are recorded at their fair value, based on quoted market prices. The change in the fair value of the diversified assets held in trust is recorded in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) as trading security income (loss) and is included in other income and expenses, net in the accompanying statements of income.

In 1997, the Company adopted the Choice Hotels International, Inc. Nonqualified Retirement Savings and Investment Plan (“Non-Qualified Plan”). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. As of March 31, 2009 and December 31, 2008, the Company had recorded a deferred compensation liability of $9.5 million and $10.5 million, respectively related to these deferrals. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of the diversified investments.

The diversified investments held in the trusts were $8.8 million and $9.6 million as of March 31, 2009 and December 31, 2008, respectively, and are recorded at their fair value, based on quoted market prices. The change in the fair value of the diversified assets held in trust is recorded in accordance with SFAS No. 115 as trading security income (loss) and is included in other income and expenses, net in the accompanying statements of income. In addition, at March 31, 2009 and December 31, 2008, the Non-Qualified Plan held shares of the Company’s common stock with a market value of $0.7 million and $0.9 million, respectively.

We are subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock. The diversified investments held in the Non-Qualified Plan and EDCP include investments primarily in equity and debt securities, and cash and cash equivalents.

8. Fair Value Measurements

The Company has determined the fair value of certain financial instruments in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a framework for measuring fair value utilizing a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The following summarizes the three levels of inputs required by SFAS No. 157, as well as the assets that we value using those levels of inputs.

Level 1: Quoted prices in active markets for identical assets and liabilities. The Company’s Level 1 assets consist of marketable securities (primarily mutual funds) held in the Company’s EDCP and Non-Qualified Plan deferred compensation plans.

Level 2: Observable inputs, other than quoted prices in active markets for identical assets and liabilities, such as quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable. The Company’s Level 2 assets consist of money market funds held in the Company’s EDCP and Non-Qualified Plan deferred compensation plans.

Level 3: Unobservable inputs, supported by little or no market data available, where the reporting entity is required to develop its own assumptions to determine the fair value of the instrument. The Company does not currently have any assets whose fair value was determined using Level 3 inputs.

	Fair Value Measurements at Reporting Date Using
	March 31, 2009	Level 1	Level 2	Level 3
Assets (in thousands)
Investments, employee benefits plans, at a fair value	$25,303	$22,379	$2,924	$—

Total Assets	$25,303	$22,379	$2,924	$—

9. Income Taxes

The effective income tax rate of 36.3% and 36.9% for the three months ended March 31, 2009 and 2008, respectively, differs from the statutory rate due to foreign income earned, which is taxed at lower rates than statutory federal income tax rates, state income taxes and certain federal and state income tax credits.

As of both March 31, 2009 and December 31, 2008, the Company had $5.7 million of total unrecognized tax benefits of which approximately $2.7 million would affect the effective tax rate if recognized. These unrecognized tax benefits relate principally to state tax positions and stock-based compensation deductions. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the consolidated statement of income. Accrued interest and penalties was $1.2 million at both March 31, 2009 and December 31, 2008. The Company believes it is reasonably possible it will recognize tax benefits of up to $2.1 million within the next twelve months related to the anticipated lapse of applicable statutes of limitations regarding state tax positions and stock-based compensation deductions.

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

10. Share-Based Compensation and Capital Stock

Stock Options

The Company granted 0.5 million and 0.3 million options to certain employees of the Company at a fair value of $3.7 million and $2.6 million during the three months ended March 31, 2009 and 2008, respectively. The stock options granted by the Company had an exercise price equal to the market price of the Company’s common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2009 Grants	2008 Grants
Risk-free interest rate	1.80%	2.61%
Expected volatility	39.58%	30.19%
Expected life of stock option	4.4 years	4.4 years
Dividend yield	2.75%	2.05%
Requisite service period	4 years	4 years
Contractual life	7 years	7 years
Weighted average fair value of options granted	$7.33	$7.80

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

The aggregate intrinsic value of the stock options outstanding and exercisable at March 31, 2009 was $9.9 million and $9.9 million, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was $4.8 million and $7.2 million, respectively.

The Company received $2.7 million and $2.8 million in proceeds from the exercise of approximately and 0.3 million and 0.3 million employee stock options during the three months ended March 31, 2009 and 2008, respectively.

Restricted Stock

The following table is a summary of activity related to restricted stock grants:

	Three Months Ended March 31,
	2009	2008
Restricted share grants	222,609	184,997
Weighted average grant date fair value per share	$26.88	$33.07
Aggregate grant date fair value ($000)	$5,984	$6,118
Restricted shares forfeited	9,555	12,358
Vesting service period of shares granted	4 years	3-5 years
Fair value of shares vested ($000)	$2,954	$4,488

Compensation expense related to the fair value of these awards is recognized straight-line over the requisite service period on those restricted stock grants that ultimately vest. The fair value of grants is measured by the market price of the Company’s stock on the date of grant. Restricted stock awards generally vest ratably over the service period beginning with the first anniversary of the grant date.

Performance Vested Restricted Stock Units

The Company has granted performance vested restricted stock units (“PVRSU”) to certain employees. The vesting of these stock awards is contingent upon the Company achieving performance targets at the end of specified performance periods and the employees’ continued employment. The performance conditions affect the number of shares that will ultimately vest. The range of possible stock-based award vesting is between 0% and 200% of the initial target. Under SFAS No. 123 (Revised), “Share-Based Payment” (“SFAS No. 123R”), compensation expense related to these awards will be recognized over the requisite service period regardless of whether the performance targets have been met, based on the Company’s estimate of the achievement of the performance targets. The Company has currently estimated that between 0% and 100% of the various award targets will be achieved. The fair value is measured by the market price of the Company’s common stock on the date of grant. Compensation expense is recognized ratably over the requisite service period based on those PVRSUs that ultimately vest.

The following table is a summary of activity related to PVRSU grants:

	Three Months Ended March 31,
	2009	2008
Performance vested restricted stock units granted at target	9,588	46,570
Weighted average grant date fair value per share	$26.88	$33.17
Weighted average aggregate grant date fair value ($000)	$258	$1,545
Stock units forfeited	4,011	—
Requisite service period	2 years	2-3 years

During the three months ended March 31, 2009, PVRSU grants totaling 19,761 vested at a fair value of $0.5 million. These PVRSU grants were initially granted at a target of 14,638 units, however, since the Company exceeded targeted performance conditions contained in the stock awards granted in prior periods by 135%, an additional 5,123 shares were earned and issued. No PVRSU grants vested during the three months ended March 31, 2008.

A summary of stock-based award activity as of March 31, 2009, and changes during the three months ended are presented below:

	Three Months Ended March 31, 2009
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2009	1,950,783	$24.03		482,236	$34.93	134,604 *	$37.45
Granted	505,961	26.88		222,609	26.88	9,588	26.88
Exercised/Vested	(271,044)	10.00		(115,272)	33.22	(19,761)	48.72
Forfeited/Expired	(58,933)	39.58		(9,555)	26.45	(4,011)	45.18

Outstanding at March 31, 2009	2,126,767	$26.07	5.1 years	580,018	$32.32	120,420	$32.36

Options exercisable at March 31, 2009	991,895	$19.64	3.8 years

*	PVRSU grants outstanding at January 1, 2009 have been increased by 5,123 units due to the Company exceeding the targeted performance conditions contained in PVRSUs granted in prior periods during the three months ended March 31, 2009.

The components of the Company’s pretax stock-based compensation expense and associated income tax benefits are as follows for the three months ended March 31:

	Three Months Ended March 31,
(in millions)	2009	2008
Stock options	$0.5	$1.3
Restricted stock	1.6	1.3
Performance vested restricted stock units	0.2	0.5

Total	$2.3	$3.1

Income tax benefits	$0.9	$1.2

Stock-based compensation expense on stock option and PVRSU grants made to a retirement eligible executive officer during the three months ended March 31, 2008 was recognized upon issuance of the grants rather than over the awards’ vesting periods since the terms of these grants provide that the awards will vest upon retirement of the employee. Compensation costs for stock options and PVRSU grants related to vesting upon retirement eligibility totaled $1.3 million for the three months ended March 31, 2008.

Dividends

On February 9, 2009, the Company declared a cash dividend of $0.185 per share (or approximately $11.1 million in the aggregate), which was paid on April 17, 2009 to shareholders of record on April 3, 2009.

On February 11, 2008, the Company declared a cash dividend of $0.17 per share (or approximately $10.6 million in the aggregate), which was paid on April 18, 2008 to shareholders of record on April 4, 2008.

Stock Repurchase Program

During the three months ended March 31, 2009, the Company purchased 0.7 million shares of common stock under the share repurchase program at a total cost of $18.0 million. The Company did not purchase any common stock during the three months ended March 31, 2008.

During the three months ended March 31, 2009 and 2008, the Company redeemed 48,968 and 43,921 shares of common stock at a total cost of $1.3 million and $1.4 million, respectively, from employees to satisfy statutory minimum tax requirements from the vesting of restricted stock and PVRSU grants. These redemptions were outside the share repurchase program initiated in June 1998.

11. Comprehensive Income

The differences between net income and comprehensive income are described in the following table.

	Three Months Ended March 31,
(In thousands)	2009	2008
Net income	$16,308	$18,577
Other comprehensive income, net of tax:
Amortization of pension related costs, net of tax
Prior service costs	36	7
Actuarial loss	—	17
Foreign currency translation adjustment, net	(259)	455
Amortization of deferred gain on hedge, net	—	(17)

Other comprehensive income (loss), net of tax	(223)	462

Comprehensive income	$16,085	$19,039

12. Earnings Per Share

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2009	2008
Computation of Basic Earnings Per Share
Net income	$16,308	$18,577
Income allocated to participating securities	(145)	(146)

Net income available to common stockholders	$16,163	$18,431

Weighted average common shares outstanding - basic	59,993	61,752

Basic earnings per share	$0.27	$0.30

Computation of Diluted Earnings Per Share
Net income	$16,308	$18,577
Income allocated to participating securities	(145)	(145)

Net income available to common stockholders	$16,163	$18,432

Weighted average common shares outstanding - basic	59,993	61,752
Diluted effect of stock options and PVRSUs	319	792

Weighted average shares outstanding-diluted	60,312	62,544

Diluted earnings per share	$0.27	$0.29

The following table reconciles the number of shares used in the basic and diluted earnings per share disclosures:

	Three Months Ended March 31,
	2009	2008
Weighted average common shares outstanding	59,993	61,752

Weighted average participating shares outstanding	539	488

Weighted average shares outstanding - basic	60,532	62,240

Effective of Dilutive Securities

Employee stock option and PVRSUs	319	792

Weighted average shares outstanding - dilutive	60,851	63,032

As described in Note 1 “Recently Adopted Accounting Guidance”, the Company adopted FSP EITF No. 03-6-1 on January 1, 2009. The Company’s unvested restricted shares contain rights to receive non-forfeitable dividends, and thus are participating securities requiring the two-class method of computing EPS. The calculation of EPS for common stock shown above excludes the income attributable to the unvested restricted share awards from the numerator and excludes the dilutive impact of those awards from the denominator. In addition, as a result of this guidance, the calculation of weighted average shares-basic share shown above includes the weighted average participating securities outstanding during the period.

At March 31, 2009 and 2008, the Company had 2.1 million and 2.5 million outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the period, unless the stock options would be anti-dilutive. For the three months ended March 31, 2009 and 2008, the Company excluded 1.5 million and 0.7 million, respectively of anti-dilutive stock options from the diluted earnings per share calculation.

PVRSUs are also included in the diluted earnings per share calculation assuming the performance conditions have been met at the reporting date. However, at March 31, 2009 and 2008, PVRSUs totaling 120,420 and 114,558, respectively were excluded from the computation since the performance conditions had not been met at the reporting date.

13. Reportable Segment Information

The Company has a single reportable segment encompassing its franchising business. Revenues from the franchising business include royalty fees, initial franchise and relicensing fees, marketing and reservation fees, procurement services revenue and other revenue. The Company is obligated under its franchise agreements to provide marketing and reservation services appropriate for the operation of its systems. These services do not represent separate reportable segments as their operations are directly related to the Company’s franchising business. The revenues received from franchisees that are used to pay for part of the Company’s ongoing operations are included in franchising revenues and are offset by the related expenses paid for marketing and reservation activities to calculate franchising operating income. Corporate and other revenue consists of hotel operations. Except as described in Note 3, the Company does not allocate interest income, interest expense or income taxes to its franchising segment.

The following table presents the financial information for the Company’s franchising segment:

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
(In thousands)	Franchising	Corporate & Other	Consolidated	Franchising	Corporate & Other	Consolidated
Revenues	$113,040	$1,118	$114,158	$127,813	$1,042	$128,855
Operating income (loss)	$36,497	$(8,742)	$27,755	$43,389	$(9,337)	$34,052

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

In July 2008, the Company guaranteed $1 million of a bank loan funding a franchisee’s construction of a Cambria Suites in Noblesville, Indiana. The guaranty will terminate on the earlier of (i) the repayment of all outstanding obligations under the bank loan that it supports (the current initial loan term runs through June 2011), or (ii) or when the franchisee achieves certain debt service coverage ratios outlined in the underlying bank loan agreement. The Company has received a pledge of an equity interest in the entity constructing the property as well as personal guarantees from several of the franchisee’s principal owners related to the repayment of any amounts the Company may be required to pay under this guaranty.

In the ordinary course of business, the Company enters into numerous agreements that contain standard indemnities whereby the Company indemnifies another party for breaches of representations and warranties. Such indemnifications are granted under various agreements, including those governing (i) purchases or sales of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks, (iv) access to credit facilities, (v) issuances of debt or equity securities, and (vi) certain operating agreements. The indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) franchisees in licensing agreements, (iv) financial institutions in credit facility arrangements, (v) underwriters in debt or equity security issuances and (vi) parties under certain operating agreements. In addition, these parties are also generally indemnified against any third party claim resulting from the transaction that is contemplated in the underlying agreement. While some of these indemnities extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under these indemnities, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these indemnifications, as the triggering events are not subject to predictability. With respect to certain of the aforementioned indemnities, such as indemnifications of landlords against third party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates potential liability.

15. Termination Charges

During 2008, the Company recorded a $10.1 million charge in SG&A expenses related to the acceleration of the Company’s management succession plan and termination benefits provided to employees separating from service with the Company. The expenses included salary and benefits continuation of $7.7 million, $1.1 million of accelerated share based compensation, $0.8 million related to the modification of stock option award terms and SERP special termination benefits of $0.5 million. Benefits payable to employees were accounted for under SFAS No. 112 “Employer’s Accounting for Post-employment Benefits” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” At March 31, 2009 and December 31, 2008 approximately $5.0 million and $7.0 million, respectively, of benefits remained unpaid and are included as current and non-current liabilities in the Company’s consolidated financial statements. The Company expects $4.1 million of benefits to be paid within the next twelve months.

16. Future Adoption of Accounting Standards

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP FAS 132(R)-1”) amending FASB Statement No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” effective for fiscal years ending after December 15, 2009. FSP FAS 132(R)-1 requires an employer to disclose investment policies and strategies, categories, fair value measurements, and significant concentration of risk among its postretirement benefit plan assets. The Company will update its disclosures, as appropriate, upon implementation of this guidance.

In April 2009, the FASB issued FASB Staff Position No. 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2 and FAS No. 124-2”). FSP FAS No. 115-2 and FAS No. 124-2 modifies the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. FSP FAS No. 115-2 and FAS No. 124-2 will be effective for interim and annual reporting periods that end after June 15, 2009, which, for us, would be our 2009 second quarter. We are currently evaluating the impact, if any of this guidance.

In April 2009, the FASB issued FSP FAS No. 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP FAS No. 157-4 will be applied prospectively and will be effective for interim and annual reporting periods ending after June 15, 2009, which, for us, would be our 2009 second quarter. We do not expect the adoption of FSP FAS No. 157-4 to have a material impact on our consolidated financial position and results of operations.

In April 2009, the FASB issued FASB Staff Position FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1”). FSP No. 107-1 requires disclosures about fair value of financial instruments whenever summarized financial information for interim reporting periods is presented. Entities shall disclose the methods and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in methods and significant assumptions, if any, during the period. FSP No. 107-1 is effective for interim reporting periods ending after June 15, 2009 which, for us, would be our 2009 second quarter. The Company will update its disclosures, as appropriate, upon implementation of this guidance.

17. Subsequent Events

On May 4, 2009, the Company’s board of directors declared a quarterly cash dividend of $0.185 per share of common stock. The dividend is payable on July 17, 2009 to share holders of record as of July 2, 2009. Based on the Company’s present share count, the total amount of dividends to be paid are approximately $11.2 million.

In May 2009, the Company executed a five-year sublease agreement for certain office space. As a result of this transaction, the Company estimates that it will record a charge to its second quarter of 2009 income from continuing operations ranging from $1.7 million to $2.5 million as the projected net cash receipts from the sublease will be less than the combination of the Company’s minimum lease payments under its primary lease and the net book value of assets related to the leased property.

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

Basis of Presentation

As discussed in Note 1 of the accompanying consolidated financial statements, the Company adopted FASB Staff Position Emerging Issues Task Force No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarified that all share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Therefore, awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied rather than the treasury stock method. In addition, FSP EITF 03-6-1 requires that all prior period earnings per share data presented be adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1.

The Company’s outstanding unvested restricted stock awards contain rights to non-forfeitable dividends and as a result, the Company applied this guidance in the first quarter of 2009. The two-class method of calculating earnings per share is more dilutive to both basic and diluted shares outstanding than the previously utilized treasury stock method. In accordance with FSP EITF 03-6-1, the Company has also retrospectively adjusted is basic and diluted shares outstanding for the three months ended March 31, 2008 under the two-class method which resulted in a reduction of the Company’s diluted earnings per share from $0.30 to $0.29 per share while basic earnings per share for the three months ended March 31, 2008 remain unchanged. Additionally, based on the implementation of FSP EITF 03-6-1, basic and diluted earnings per share for the year ended December 31, 2008 were reduced from $1.62 to $1.61 and $1.60 to $1.59 per share, respectively.

Overview

We are a hotel franchisor with franchise agreements representing 5,866 hotels open and 1,007 hotels under construction, awaiting conversion or approved for development as of March 31, 2009, with 476,235 rooms and 79,495 rooms, respectively, in 49 states, the District of Columbia and over 30 countries and territories outside the United States. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Sleep Inn®, Econo Lodge®, Rodeway Inn® , MainStay Suites®, Suburban Extended Stay Hotel®, Cambria Suites® and Ascend Collection® (collectively, the “Choice brands”).

The Company conducts its international franchise operations through a combination of direct franchising and master franchising relationships that allow the use of the Choice brands by third parties in foreign countries. The Company has made equity investments in certain non-domestic lodging franchise companies that conduct franchise operations for the Choice brands under master franchising relationships. As a result of our use of master franchising relationships and international market conditions, total revenues from international franchising operations comprised only 7% of our total revenues for the three month period ended March 31, 2009, while representing approximately 19% of hotels open at March 31, 2009.

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

With a focus on hotel franchising instead of ownership, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our business provides opportunities to improve operating results by increasing the number of franchised hotel rooms and effective royalty rates of our franchise contracts resulting in increased initial fee revenue; ongoing royalty fees and procurement services revenues. In addition, our operating results can also be improved through our company-wide efforts related to improving property level performance. The Company estimates that based on its current domestic portfolio of hotels under franchise that a 1% change in revenue per available room (“RevPAR”) or rooms under franchise would increase or decrease annual domestic royalty revenues by approximately $2.2 million and a 1 basis point change in the Company’s effective royalty rate would increase or decrease annual domestic royalties by approximately $0.5 million. In addition to these revenues, we also collect marketing and reservation fees to support centralized marketing and reservation activities for the franchise system. As a lodging franchisor, the Company currently has relatively low capital expenditure requirements.

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

Maximizing Financial Returns and Creating Value for Shareholders. Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. We believe our strong and predictable cash flows create a strong financial position that provides us a competitive advantage. Currently, our business does not require significant capital to operate and grow, therefore, we can maintain a capital structure that generates high financial returns and use our excess cash flow to provide returns to our shareholders. Historically, we have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. Through March 31, 2009, we have repurchased 41.5 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $968.6 million since the program’s inception. Considering the effect of the two-for-one stock split, the Company has repurchased 74.4 million shares at an average price of $13.01. At March 31, 2009 the Company had remaining authorization to purchase up to 5.3 million shares under the current stock repurchase authorization of the board of directors. Upon completion of the current authorization, our board of directors will evaluate the propriety of additional share repurchases. During the three months ended March 31, 2009 we paid cash dividends totaling approximately $11.2 million and we presently expect to continue to pay dividends in the future, subject to future business performance, economic conditions and changes in income tax regulations. Based on our present dividend rate and outstanding share count, aggregate annual dividends for 2009 would be approximately $44.6 million.

Our Board has authorized us to enter into programs which permit us to offer investment, financing and guaranty support to qualified franchisees to incent multi-unit franchise development in top markets primarily for the Company’s Cambria Suites and extended stay brands. Based on market and other conditions, we expect to deploy this capital opportunistically over the next several years. Notwithstanding these programs, the Company expects to continue to return value to its shareholders through a combination of share repurchases and dividends, subject to market and other conditions.

We believe these value drivers, when properly implemented, will enhance our profitability, maximize our financial returns and continue to generate value for our shareholders. The ultimate measure of our success will be reflected in the items below.

Results of Operation: Royalty fees, operating income, net income and diluted earnings per share (“EPS”) represent key measurements of these value drivers. In the three months ended March 31, 2009, royalty fees revenue totaled $43.4 million, a 9% decline from the same period in 2008. Operating income totaled $27.8 million for the three months ended March 31, 2009, a $6.3 million or 18% decline from the same period in 2008. Net income decreased $2.3 million or 12% from the same period of the prior year to $16.3 million. Diluted earnings per share for the quarter ended March 31, 2009 were $0.27 compared to $0.29 for the three months ended March 31, 2008. These measurements will continue to be a key management focus in 2009 and beyond.

Refer to MD&A heading “Operations Review” for additional analysis of our results.

Liquidity and Capital Resources: Historically, the Company has generated significant cash flows from operations. In the three months ended March 31, 2009 and 2008, net cash provided by operating activities was $10.5 million and $8.4 million, respectively. Since our business does not currently require significant reinvestment of capital, we utilize cash in ways that management believes provide the greatest returns to our shareholders, which include share repurchases and dividends. We believe the Company’s cash flow from operations and available financing capacity are sufficient to meet the expected future operating, investing, and financing needs of the business. However, events over the past several months, including recent failures and near failures of a number of large financial service companies have made the capital markets increasingly volatile. As a result of the dislocation in the credit markets, the availability of reasonably priced credit may be limited and therefore, reduce the Company’s ability to return value to shareholders through dividends and its share repurchase program.

Refer to MD&A heading “Liquidity and Capital Resources” for additional analysis.

Operations Review

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2009 and March 31, 2008

The Company recorded net income of $16.3 million for the three months ended March 31, 2009, a $2.3 million, or 12% decline from the $18.6 million for the quarter ended March 31, 2008. The decrease in net income for the three months ended March 31, 2009, is primarily attributable to a $6.3 million or 18% decline in operating income partially offset by lower effective borrowing rates. Operating income declined $6.3 million as the Company’s franchising revenues (total revenues excluding marketing and reservations revenues and hotel operations) declined $8.4 million or 14%. The decline in franchising revenues was partially offset by a $2.1 million or 9% decline in SG&A costs from the same period of the prior year.

Summarized financial results for the three months ended March 31, 2009 and 2008 are as follows:

(in thousands, except per share amounts)	2009	2008
REVENUES:
Royalty fees	$43,441	$47,780
Initial franchise and relicensing fees	2,649	6,044
Procurement services	3,390	3,342
Marketing and reservation	62,042	68,426
Hotel operations	1,118	1,042
Other	1,518	2,221

Total revenues	114,158	128,855

OPERATING EXPENSES:
Selling, general and administrative	21,461	23,555
Depreciation and amortization	2,115	2,057
Marketing and reservation	62,042	68,426
Hotel operations	785	765

Total operating expenses	86,403	94,803

Operating income	27,755	34,052

OTHER INCOME AND EXPENSES, NET:
Interest expense	1,540	3,837
Interest and other investment loss	832	1,068
Equity in net income of affiliates	(218)	(301)

Total other income and expenses, net	2,154	4,604

Income before income taxes	25,601	29,448
Income taxes	9,293	10,871

Net income	$16,308	$18,577

Weighted average shares outstanding – diluted	60,851	63,032

Diluted earnings per share	$0.27	$0.29

Management analyzes its business based on franchising revenues, which is total revenues excluding marketing and reservation revenues and hotel operations, and franchise operating expenses that are reflected as SG&A expenses.

Franchising Revenues: Franchising revenues were $51.0 million for the three months ended March 31, 2009 compared to $59.4 million for the three months ended March 31, 2008. The decline in franchising revenues is primarily due to a 9% decrease in royalty revenues and a 56% decrease in initial franchise and relicensing fees. In addition, other income decreased by 32% for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Domestic royalty fees for the three months ended March 31, 2009 decreased $3.2 million to $39.2 million from $42.4 million in the three months ended March 31, 2008, a decrease of 8%. The decline in royalties is attributable to a combination of factors including a 10.3% decline in RevPAR offset by a 5.6% increase in the number of domestic franchised hotel rooms and an increase in the effective royalty rate of the domestic system from 4.18% to 4.26%. System-wide RevPAR declined due to a 440 basis point decline in occupancy and a 1.2% decline in average daily rates.

A summary of the Company’s domestic franchised hotels operating information is as follows:

	For the Three Months Ended March 31, 2009*			For the Three Months Ended March 31, 2008*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$73.96	45.9%	$33.96	$73.70	50.5%	$37.23	0.4%	(460	)bps	(8.8)%
Comfort Suites	84.48	47.1%	39.77	86.06	54.0%	46.49	(1.8)%	(690	)bps	(14.5)%
Sleep	67.49	44.9%	30.32	67.66	50.2%	33.98	(0.3)%	(530	)bps	(10.8)%

Midscale without Food & Beverage	75.56	46.0%	34.79	75.65	51.2%	38.76	(0.1)%	(520	)bps	(10.2)%

Quality	64.73	39.1%	25.29	66.36	43.3%	28.76	(2.5)%	(420	)bps	(12.1)%
Clarion	74.03	37.0%	27.35	79.75	41.4%	33.04	(7.2)%	(440	)bps	(17.2)%

Midscale with Food & Beverage	66.57	38.6%	25.72	69.30	42.9%	29.74	(3.9)%	(430	)bps	(13.5)%

Econo Lodge	51.65	37.1%	19.14	50.93	38.5%	19.60	1.4%	(140	)bps	(2.3)%
Rodeway	49.60	37.0%	18.34	49.52	40.9%	20.25	0.2%	(390	)bps	(9.4)%

Economy	51.07	37.0%	18.92	50.58	39.1%	19.75	1.0%	(210	)bps	(4.2)%

MainStay	71.08	50.5%	35.90	69.02	58.2%	40.14	3.0%	(770	)bps	(10.6)%
Suburban	42.60	52.0%	22.15	41.05	59.3%	24.35	3.8%	(730	)bps	(9.0)%

Extended Stay	50.25	51.6%	25.92	48.12	59.0%	28.39	4.4%	(740	)bps	(8.7)%

Total	$68.39	42.4%	$29.02	$69.19	46.8%	$32.37	(1.2)%	(440	)bps	(10.3)%

*	Operating statistics represent hotel operations from December 2008 and 2007 through February 2009 and 2008, respectively.

The number of domestic available rooms increased to 378,246 as of March 31, 2009 from 358,342 as of March 31, 2008, an increase of 5.6%. The total number of domestic hotels available grew 5.7% to 4,767 as of March 31, 2009 from 4,509 as of March 31, 2008.

A summary of domestic hotels and available rooms at March 31, 2009 and 2008 by brand is as follows:

	March 31, 2009		March 31, 2008		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	% Hotels	% Rooms
Comfort Inn	1,452	114,008	1,436	112,150	16	1,858	1.1%	1.7%
Comfort Suites	560	43,694	490	38,128	70	5,566	14.3%	14.6%
Sleep	366	26,956	347	25,781	19	1,175	5.5%	4.6%

Midscale without Food & Beverage	2,378	184,658	2,273	176,059	105	8,599	4.6%	4.9%

Quality	926	85,943	847	80,484	79	5,459	9.3%	6.8%
Clarion	155	22,562	169	23,340	(14)	(778)	(8.3)%	(3.3)%

Midscale with Food & Beverage	1,081	108,505	1,016	103,824	65	4,681	6.4%	4.5%

Econo Lodge	821	51,288	831	51,104	(10)	184	(1.2)%	0.4%
Rodeway	352	20,442	297	17,628	55	2,814	18.5%	16.0%

Economy	1,173	71,730	1,128	68,732	45	2,998	4.0%	4.4%

MainStay	37	2,867	32	2,421	5	446	15.6%	18.4%
Suburban	64	7,675	55	6,739	9	936	16.4%	13.9%

Extended Stay	101	10,542	87	9,160	14	1,382	16.1%	15.1%

Ascend Collection	21	1,363	—	—	21	1,363	NM	NM
Cambria Suites	13	1,448	5	567	8	881	160.0%	155.4%

Total Domestic Franchises	4,767	378,246	4,509	358,342	258	19,904	5.7%	5.6%

International available rooms declined slightly to 97,989 as of March 31, 2009 from 98,354 as of March 31, 2008. The total number of international hotels declined from 1,111 as of March 31, 2008 to 1,099 as of March 31, 2009.

As of March 31, 2009, the Company had 896 franchised hotels with 70,381 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 986 hotels and 79,276 rooms at March 31, 2008. The number of new construction franchised hotels in the Company’s domestic pipeline decreased 6% to 671 at March 31, 2009 from 717 at March 31, 2008. The number of conversion franchised hotels in the Company’s domestic pipeline declined by 44 from March 31, 2008 to 225 hotels at March 31, 2009. The Company had an additional 111 franchised hotels with 9,114 rooms under construction, awaiting conversion or approved for development in its international system as of March 31, 2009 compared to 96 hotels and 8,321 rooms at March 31, 2008. While the Company’s hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.

A summary of the domestic franchised hotels under construction, awaiting conversion or approved for development at March 31, 2009 and 2008 by brand is as follows:

	March 31, 2009 Units			March 31, 2008 Units			Variance
							Conversion		New Construction		Total
	Conversion	New Construction	Total	Conversion	New Construction	Total	Units	%	Units	%	Units	%
Comfort Inn	48	118	166	53	131	184	(5)	(9)%	(13)	(10)%	(18)	(10)%
Comfort Suites	2	253	255	3	275	278	(1)	(33)%	(22)	(8)%	(23)	(8)%
Sleep Inn	1	151	152	2	140	142	(1)	(50)%	11	8%	10	7%

Midscale without Food & Beverage	51	522	573	58	546	604	(7)	(12)%	(24)	(4)%	(31)	(5)%

Quality	64	13	77	67	15	82	(3)	(4)%	(2)	(13)%	(5)	(6)%
Clarion	27	7	34	34	7	41	(7)	(21)%	—	—	(7)	(17)%

Midscale with Food & Beverage	91	20	111	101	22	123	(10)	(10)%	(2)	(9)%	(12)	(10)%

Econo Lodge	35	4	39	46	3	49	(11)	(24)%	1	33%	(10)	(20)%
Rodeway	48	3	51	59	2	61	(11)	(19)%	1	50%	(10)	(16)%

Economy	83	7	90	105	5	110	(22)	(21)%	2	40%	(20)	(18)%

MainStay	—	36	36	2	45	47	(2)	(100)%	(9)	(20)%	(11)	(23)%
Suburban	—	30	30	3	38	41	(3)	(100)%	(8)	(21)%	(11)	(27)%

Extended Stay	—	66	66	5	83	88	(5)	(100)%	(17)	(20)%	(22)	(25)%

Ascend Collection	—	1	1	—	—	—	—	NM	1	NM	1	NM
Cambria Suites	—	55	55	—	61	61	—	NM	(6)	(10)%	(6)	(10)%

Total	225	671	896	269	717	986	(44)	(16)%	(46)	(6)%	(90)	(9)%

There were 51 net domestic franchise additions during the three months ended March 31, 2009, compared to 64 net domestic franchise additions during the three months ended March 31, 2008. Gross domestic franchise additions increased from 110 for the three months ended March 31, 2008 to 112 for the same period of 2009. New construction hotels represented 35 of the gross domestic additions during the three months ended March 31, 2009 compared to 24 hotels in the same period of the prior year. Gross domestic additions for conversion hotels during the three months ended March 31, 2009 declined by 9 to 77 hotels compared to the same period of the prior year. The Company expects the number of new franchise additions that will open during 2009 to decline slightly from 497 in 2008 to approximately 468 hotels in 2009.

Net domestic franchise terminations increased to 61 for the three months ended March 31, 2009 from 46 for the same period of the prior year primarily due to an increase in net terminations of Comfort Inn and economy brand hotels. The Company has continued to execute its strategy to replace franchised hotels that do not meet our brand standards or are underperforming in their market. As the competition gets stronger and more focused on limited service franchising, the Company will continue to focus on improving its system of hotels and utilizing the domestic hotels under construction, awaiting conversion or approved for development as a strong platform for continued system growth.

International royalties decreased $1.2 million or 22% from $5.4 million in the first quarter of 2008 to $4.2 million for the same period of 2009 primarily due to foreign currency fluctuations and the current global economic recession.

New domestic franchise agreements executed in the three months ended March 31, 2009 totaled 60 representing 5,037 rooms compared to 133 agreements representing 11,197 rooms executed in the first quarter of 2008. During the first quarter of 2009, six of the executed agreements were for new construction hotel franchises, representing 429 rooms, compared to 44 contracts, representing 3,173 rooms for the same period a year ago. Conversion hotel franchise executed contracts totaled 54 representing 4,608 rooms for the three months ended March 31, 2009 compared to 89 agreements representing 8,024 rooms for the same period a year ago. Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise agreements decreased 54% to $1.7 million for the three months ended March 31, 2009 from $3.7 million for the three months ended March 31, 2008. The decline in revenues primarily reflects fewer executed agreements compared to the same period of the prior year.

Based on the uncertainty around the current economic and credit market conditions and the volume of franchise applications recently received by the Company, we expect the number of new construction hotel contracts executed to decline in 2009. In addition, we believe this trend is likely to continue while the lodging industry experiences negative operating conditions and the availability of hotel financing continues to be limited. During prior lodging industry downturns, the Company has experienced an increase in the number of new domestic franchise agreements from conversion hotels. While the Company believes that a greater percentage of its new contracts will result from conversion hotel agreements, the length and breadth of the current economic crisis and the disruption of the credit markets could result in fewer of both conversion and new construction hotel contracts in the future.

A summary of executed domestic franchise agreements by brand for the three months ended March 31, 2009 and 2008 is as follows:

	For the Three Months Ended March 31, 2009			For the Three Months Ended March 31, 2008			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	—	7	7	11	9	20	(100)%	(22)%	(65)%
Comfort Suites	1	1	2	15	3	18	(93)%	(67)%	(89)%
Sleep	2	—	2	11	2	13	(82)%	(100)%	(85)%

Midscale without Food & Beverage	3	8	11	37	14	51	(92)%	(43)%	(78)%

Quality	1	23	24	—	28	28	NM	(18)%	(14)%
Clarion	—	6	6	1	10	11	(100)%	(40)%	(45)%

Midscale with Food & Beverage	1	29	30	1	38	39	0%	(24)%	(23)%

Econo Lodge	—	9	9	1	19	20	(100)%	(53)%	(55)%
Rodeway	1	7	8	1	18	19	0%	(61)%	(58)%

Economy	1	16	17	2	37	39	(50)%	(57)%	(56)%

MainStay	—	1	1	1	—	1	(100)%	NM	0%
Suburban	—	—	—	2	—	2	(100)%	NM	(100)%

Extended Stay	—	1	1	3	—	3	(100)%	NM	(67)%

Ascend Collection	—	—	—	—	—	—	NM	NM	NM
Cambria Suites	1	—	1	1	—	1	0%	NM	0%

Total Domestic System	6	54	60	44	89	133	(86)%	(39)%	(55)%

Relicensing fees are charged to the new property owner of a franchised property whenever an ownership change occurs and the property remains in the franchise system. Relicensing contracts declined 63% from 94 in the first quarter of 2008 to 35 for the three months ended March 31, 2009. As a result of the decline in contracts, relicensing revenues declined 61% from $2.3 million for the three months ended March 31, 2008 to $0.9 million for the three months ended March 31, 2009. Due to current economic conditions, the Company projects that the level of relicensing activity will continue to decline in 2009 until credit market conditions improve.

Other income decreased approximately $0.7 million or 32% to $1.5 million for the three months ended March 31, 2009 compared to the same period last year, primarily due to lower liquidated damage collections related to the early termination of franchise agreements.

Selling, General and Administrative Expenses: The cost to operate the franchising business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $21.5 million for the three months ended March 31, 2009, a $2.1 million or 9% decrease from the three months ended March 31, 2008. The decline in SG&A expenses resulted primarily from cost containment initiatives implemented in the fourth quarter of 2008 as well as lower variable management incentive and franchise sales compensation. As a percentage of revenues, excluding marketing and reservation fees and hotel operations, total SG&A expenses were 42.1% for the three months ended March 31, 2009 compared to 39.7% for the three months ended March 31, 2008.

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

Total marketing and reservation revenues were $62.0 million and $68.4 million for the three months ended March 31, 2009 and 2008, respectively. Depreciation and amortization attributable to marketing and reservation activities was $2.4 million for the three months ended March 31, 2009 compared to $2.1 million for the three months ended March 31, 2008. Interest expense attributable to reservation activities was approximately $0.1 million for both the three month periods ended March 31, 2009 and 2008. As of March 31, 2009 and December 31, 2008, the Company’s balance sheet includes a receivable of $19.1 million and $13.5 million, respectively from cumulative marketing expenses incurred in excess of cumulative marketing fees earned. As of March 31, 2009 , the Company’s balance sheet include a receivable from cumulative reservation expenses incurred in excess of cumulative reservation fees earned totaling $4.9 million. These receivables are recorded as an asset in the financial statements as the Company has the contractual authority to require that the franchisees in the system at any given point repay the Company for any deficits related to marketing and reservation activities. The Company’s current franchisees are legally obligated to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue. The Company has no present intention to accelerate repayment of the deficit from current franchisees. As of December 31, 2008, cumulative reservation fees collected exceeded expenses by $2.2 million and the excess has been reflected as a long-term liability in the accompanying consolidated balance sheets. Cumulative reservation and marketing fees not expended are recorded as a payable on the financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements.

Other Income and Expenses, Net: Other income and expenses, net, decreased $2.5 million to an expense of $2.2 million for the three months ended March 31, 2009 compared to the same period of the prior year. Interest expense decreased $2.3 million from $3.8 million for the three months ended March 31, 2008 to $1.5 million for the same period of 2009. Interest expense decreased due to a decline in the Company’s weighted average interest rate from 4.5% as of March 31, 2008 to 1.6% as of March 31, 2009. The decline in the weighted average interest rate is due to the Company’s repayment of its $100 million Senior Notes in May 2008 with proceeds from the Revolver which carried an interest rate of 7.2% and lower variable borrowing costs on the Company’s $350 million senior unsecured revolving credit agreement (“the Revolver”).

Income Taxes: The Company’s effective income tax rate was 36.3% for three months ended March 31, 2009, compared to an effective income tax rate of 36.9% for the three months ended March 31, 2008. Depending on the outcome of certain income tax contingencies, up to an additional $2.1 million of additional tax benefits may be reflected in our 2009 results of operations from the resolution of tax contingency reserves.

Net income: Net income for the three months ended March 31, 2009 decreased by 12% to $16.3 million from $18.6 million in the same period of the prior year, and diluted earnings per share declined 7% from $0.29 for the three months ended March 31, 2008 to $0.27 for the same period of 2009. Diluted EPS declined at a slower pace than net income due to the repurchase of the Company’s common stock during the fourth quarter of 2008 and the first quarter of the current year.

Liquidity and Capital Resources

Net cash provided by operating activities increased $2.1 million to $10.5 million for the three months ended March 31, 2009 from $8.4 million for the same period of 2008. The increase in cash flows from operating activities primarily reflects the timing of working capital items.

Net cash advanced for marketing and reservations activities totaled $10.4 million and $9.5 million during the three months ended March 31, 2009 and 2008, respectively. Cash advances related primarily to planned increases in advertising and promotional cost spending versus fees collected and the seasonality of the business. Based on the current economic conditions, the Company expects marketing and reservation activities to be a net use of cash for the year ended December 31, 2009 ranging between $10 million and $15 million.

Cash used in investing activities for the three months ended March 31, 2009 and 2008 was $3.9 million and $3.4 million, respectively. During the three months ended March 31, 2009 and 2008, capital expenditures totaled $2.1 million and $2.6 million, respectively. Capital expenditures for 2009 primarily include upgrades of system-wide property and yield management systems, improvements to Company facilities and the purchase of computer software and equipment. In addition, the Company occasionally provides financing to franchisees for property improvements, hotel development efforts and other purposes. During the three months ended March 31, 2009 and 2008, the Company advanced $0.9 million and $0.8 million, respectively for these purposes. At March 31, 2009, the

Company had commitments to extend an additional $5.1 million for these purposes provided certain conditions are met by its franchisees, of which $2.3 million is expected to be advanced in the next twelve months.

Financing cash flows relate primarily to the Company’s borrowings under its credit lines, treasury stock purchases and dividends. On June 16, 2006, the Company entered into a new $350 million senior unsecured revolving credit agreement (the “Revolver”), with a syndicate of lenders. The Revolver allows the Company to borrow, repay and reborrow revolving loans up to $350 million (which includes swingline loans for up to $20 million and standby letters of credit of up to $30 million) until the scheduled maturity date of June 16, 2011. The Company has the ability to request an increase in available borrowings under the Revolver by an additional amount of up to $150 million by obtaining the agreement of the existing lenders to increase their lending commitments or by adding additional lenders. The rate of interest generally applicable for revolving loans under the Revolver is, at the Company’s option, equal to either (i) the greater of the prime rate or the federal funds effective rate plus 50 basis points, or (ii) an adjusted LIBOR rate plus a margin between 22 and 70 basis points based on the Company’s credit rating. The Revolver requires the Company to pay a quarterly facility fee, based upon the credit rating of the Company, at a rate between 8 and 17 1/2 basis points, on the full amount of the commitment (regardless of usage). The Revolver also requires the payment of a quarterly usage fee, based upon the credit rating of the Company, at a rate between 10 and 12 1/2 basis points, on the amount outstanding under the commitment, at all times when the amount borrowed under the Revolver exceeds 50% of the total commitment. The Revolver includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage. The Revolver also restricts the Company’s ability to make certain investments, incur certain debt, and dispose of assets, among other restrictions. As of March 31, 2009, the Company had $309.8 million of revolving loans outstanding pursuant to the Revolver and was in compliance with all covenants.

The proceeds of the Revolver are used for general corporate purposes, including working capital, debt repayment, stock repurchases, dividends and investments.

The Company has a line of credit with a bank providing up to an aggregate of $5 million of borrowings, which is due upon demand. Borrowings under the line of credit bear interest at the lender’s sole option at either of the following rates (i) prime rate or (ii) LIBOR rate plus 0.80% per annum; due monthly and upon demand for final payment. As of March 31, 2009, no amounts were outstanding pursuant to this line of credit.

As of March 31, 2009, total debt outstanding for the Company was $309.8 million. No outstanding debt amounts at March 31, 2009 were scheduled to mature at the twelve months ending March 31, 2010.

On February 9, 2009, the Company declared a cash dividend of $0.185 per share (or approximately $11.1 million in the aggregate), which was paid on April 17, 2009 to shareholders of record on April 3, 2009. Dividends paid in the three months ended March 31, 2009 were approximately $11.2 million.

The Company currently maintains the payment of a quarterly dividend on its common shares outstanding, however, the declaration of future dividends are subject to the discretion of our board of directors. We expect that cash dividends will continue to be paid in the future, subject to future business performance, economic conditions and changes in tax regulations. Based on our present dividend rate and outstanding share count, aggregate annual dividends for 2009 would be approximately $44.6 million.

Through March 31, 2009, we have repurchased 41.5 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $968.6 million since the program’s inception. Considering the effect of the two-for-one stock split, the Company has repurchased 74.4 million shares at an average price of $13.01 per share through March 31, 2009. At March 31, 2009 the Company had 5.3 million shares remaining under the current stock repurchase authorization of the board of directors. Upon completion of the current authorization, our board of directors will evaluate the propriety of additional share repurchases.

Our Board has authorized us to enter into programs which permit us to offer investment, financing and guaranty support to qualified franchisees to incent multi-unit franchise development in top markets primarily for the Company’s Cambria Suites and extended stay brands. We expect to opportunistically deploy this capital over the next several years. The Company previously announced that depending on market and other conditions, our expectation was that our annual investment in these programs would range from $20 million to $40 million. However, based on current market conditions, the Company does not expect to deploy a significant portion of this capital until market and economic conditions improve. Notwithstanding these programs, the Company expects to continue to return value to its shareholders through a combination of share repurchases and dividends, subject to market and other conditions.

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

Critical Accounting Policies

Our accounting policies comply with principles generally accepted in the United States. We have described below those policies that we believe are critical or require the use of complex judgment or significant estimates in their application. Additional discussion of these policies is included in Note 1 to our consolidated financial statements as of and for the year ended December 31, 2008 included in our Annual Report on Form 10-K.

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

We account for procurement services revenues from qualified vendors in accordance with SAB 104 and EITF Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables”. SAB 104 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Pursuant to SAB 104, the Company recognizes procurement services revenues when the services are performed or the product delivered, evidence of an arrangement exists, the fee is fixed and determinable and collectability is probable. We defer the recognition of procurement services revenues related to certain upfront fees and recognize them over a period corresponding to the Company’s estimate of the life of the arrangement.

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

Reservation fees and marketing fees not expended in the current year are carried over to the next fiscal year and expended in accordance with the franchise agreements. Shortfall amounts are similarly recovered in subsequent years. Cumulative excess or shortfall amounts from the operation of these programs are recorded as a marketing or reservation fee payable or receivable. Under the terms of the franchise agreements, the Company may advance capital as necessary for marketing and reservation activities and recover such advances through future fees. Our current assessment is that the credit risk associated with the marketing and reservation fees receivable is mitigated due to our contractual right to recover these amounts from a large geographically dispersed group of franchisees.

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

The Company evaluates the collectability of notes receivable on a periodic basis to determine when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. If the Company concludes that it will be unable to collect all amounts due, the Company will establish a specific impairment reserve based on the difference between the present value of expected future cash flows, discounted at the loan’s effective interest rate, which may or may not occur, or the estimated fair value of the collateral and the recorded investment in the loan. We apply our loan impairment policy individually to all loans in the portfolio and do not aggregate loans for the purpose of applying such policy. When we determine that a loan is impaired, we recognize interest income on a cash basis.

Stock Compensation.

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

Income Taxes.

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) and FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” (“FIN 48”). Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

FIN 48 clarifies SFAS No. 109 by prescribing a recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have reviewed our uncertain income tax positions in accordance with FIN 48 and the Company believes it is reasonably possible it will recognize tax benefits of up to $2.1 million within then twelve months. This is due to the anticipated lapse of applicable statutes of limitations regarding state tax positions and stock-based compensation deductions.

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

In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan (“EDCP”) which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust. A participant may elect an investment return of either the annual yield of the Moody’s Average Corporate Bond Rate Yield Index plus 300 basis points, or a return based on a selection of available diversified investment options. As of March 31, 2009 and December 31, 2008, the Company recorded a deferred compensation liability of $16.5 million and $20.2 million, respectively related to these deferrals and credited investment returns. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of the diversified investments.

The Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that partially offset the earnings credited to the participants. The diversified investments held in the trusts totaled $16.5 million and $15.7 million as of March 31, 2009 and December 31, 2008, respectively, and are recorded at their fair value, based on quoted market prices. The change in the fair value of the diversified assets held in trust is recorded in accordance with SFAS No. 115 as trading security income (loss) and is included in other income and expenses, net in the accompanying statements of income.

In 1997, the Company adopted the Choice Hotels International, Inc. Nonqualified Retirement Savings and Investment Plan (“Non-Qualified Plan”). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. As of March 31, 2009 and December 31, 2008, the Company had recorded a deferred compensation liability of $9.5 million and $10.5 million, respectively related to these deferrals. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of the diversified investments.

The diversified investments held in the trusts were $8.8 million and $9.6 million as of March 31, 2009 and December 31, 2008, respectively, and are recorded at their fair value, based on quoted market prices. The change in the fair value of the diversified assets held in trust is recorded in accordance with SFAS No. 115 as trading security income (loss) and is included in other income and expenses, net in the accompanying statements of income. In addition, at March 31, 2009 and December 31, 2008, the Non-Qualified Plan held shares of the Company’s common stock with a market value of $0.7 million and $0.9 million, respectively.

We are subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock. The diversified investments held in the Non-Qualified Plan and EDCP include investments primarily in equity and debt securities, and cash and cash equivalents.

Recently Issued Accounting Standards

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP FAS 132(R)-1”) amending FASB Statement No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” effective for fiscal years ending after December 15, 2009. FSP FAS 132(R)-1 requires an employer to disclose investment policies and strategies, categories, fair value measurements, and significant concentration of risk among its postretirement benefit plan assets. The Company will update its disclosures, as appropriate, upon implementation of this guidance.

In April 2009, the FASB issued FASB Staff Position No. 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2 and FAS No. 124-2”). FSP FAS No. 115-2 and FAS No. 124-2 modifies the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. FSP FAS No. 115-2 and FAS No. 124-2 will be effective for interim and annual reporting periods that end after June 15, 2009, which, for us, would be our 2009 second quarter. We are currently evaluating the impact, if any of this guidance.

In April 2009, the FASB issued FSP FAS No. 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP FAS No. 157-4 will be applied prospectively and will be effective for interim and annual reporting periods ending after June 15, 2009, which, for us, would be our 2009 second quarter. We do not expect the adoption of FSP FAS No. 157-4 to have a material impact on our consolidated financial position and results of operations.

In April 2009, the FASB issued FASB Staff Position FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1”). FSP No. 107-1 requires disclosures about fair value of financial instruments whenever summarized financial information for interim reporting periods is presented. Entities shall disclose the methods and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in methods and significant assumptions, if any, during the period. FSP No. 107-1 is effective for interim reporting periods ending after June 15, 2009 which, for us, would be our 2009 second quarter. The Company will update its disclosures, as appropriate, upon implementation of this guidance.

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

Several factors could cause actual results, performance or achievements of the Company to differ materially from those expressed in or contemplated by the forward-looking statements. Such risks include, but are not limited to, changes to general, domestic and foreign economic conditions; operating risks common in the lodging and franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees; our ability to keep pace with improvements in technology utilized for reservations systems and other operating systems; fluctuations in the supply and demand for hotels rooms; and our ability to manage effectively our indebtedness, among other factors. These and other risk factors are discussed in detail in Item 1A “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company’s foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including in certain circumstances the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which had a carrying value of $25.3 million and $25.4 million at March 31, 2009 and December 31, 2008, respectively, which we account for as trading securities under SFAS No. 115. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.

At March 31, 2009 and December 31, 2008, the Company had $309.8 million and $284.4 million of debt outstanding at a weighted average effective interest rate of 1.6% and 2.4%, respectively. A hypothetical change of 10% in the Company’s effective interest rate from March 31, 2009 levels would increase or decrease interest expense by $0.5 million. The Company expects to refinance its long-term debt obligations prior to their scheduled maturities.

The Company does not presently have any derivative financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES

The Company has a disclosure review committee whose membership includes the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), among others. The CEO and CFO consider the disclosure review committee’s procedures in performing their evaluations of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and in assessing the accuracy and completeness of the Company’s disclosures.

An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.

There has been no change in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2009, that materially affected, or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the three months ended March 31, 2009.

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1),(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2009	300,656	$27.57	299,513	5,664,324
February 28, 2009	419,000	26.24	372,062	5,292,262
March 31, 2009	887	25.62	—	5,292,262

Total	720,543	$26.80	671,575	5,292,262

(1)	The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998.
(2)	During the three months ended March 31, 2009, the Company redeemed 48,968 shares of common stock from employees to satisfy minimum tax-withholding requirements related to the vesting of restricted stock and PVRSU grants. These redemptions were not part of the board repurchase authorization.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number and Description

Exhibit Number	Description
3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

3.02(a)	Amended and Restated Bylaws of Choice Hotels International, Inc.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Filed herewith
(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Registration Statement on Form S-4, filed August 31, 1998 (Reg. No. 333-62543).

(b) Reports on Form 8-K

The Company filed a report on Form 8-K, dated February 10, 2009, reporting that a press release dated February 10, 2009 had been issued reporting the Company’s earnings for the quarter and year ended December 31, 2008.

The Company filed a report on Form 8-K, dated February 25, 2009 for the purpose of posting a presentation to its website, www.choicehotels.com, which was presented to investors on Wednesday, February 25, 2009 and Thursday, February 26, 2009. The materials included certain non-GAAP financial measures. A reconciliation of those measures to the most directly related comparable GAAP financial measures was included in the presentation materials.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

Date: May 7, 2009	By:	/s/ David L. White
David L. White
Senior Vice President, Chief Financial Officer & Treasurer