Form 10-Q
period 2009-06-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2009-08-07
CIK 1046311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CLASS	SHARES OUTSTANDING AT JUNE 30, 2009
Common Stock, Par Value $0.01 per share	60,087,977

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES:
Royalty fees	$54,929	$63,776	$98,370	$111,556
Initial franchise and relicensing fees	3,993	8,146	6,642	14,190
Procurement services	6,772	6,472	10,162	9,814
Marketing and reservation	75,296	85,336	137,338	153,762
Hotel operations	1,179	1,288	2,297	2,330
Other	1,174	2,102	2,692	4,323

Total revenues	143,343	167,120	257,501	295,975

OPERATING EXPENSES:
Selling, general and administrative	27,076	34,275	48,537	57,830
Depreciation and amortization	2,032	2,070	4,147	4,127
Marketing and reservation	75,296	85,336	137,338	153,762
Hotel operations	829	861	1,614	1,626

Total operating expenses	105,233	122,542	191,636	217,345

Operating income	38,110	44,578	65,865	78,630

OTHER INCOME AND EXPENSES, NET:
Interest expense	1,265	2,693	2,805	6,530
Interest and other investment (income) loss	(3,173)	(141)	(2,341)	927
Equity in net income of affiliates	(225)	(201)	(443)	(502)

Total other income and expenses, net	(2,133)	2,351	21	6,955

Income before income taxes	40,243	42,227	65,844	71,675
Income taxes	14,740	15,219	24,033	26,090

Net income	$25,503	$27,008	$41,811	$45,585

Weighted average shares outstanding-basic	60,467	62,739	60,499	62,489

Weighted average shares outstanding-diluted	60,598	63,365	60,708	63,200

Basic earnings per share	$0.42	$0.43	$0.69	$0.73

Diluted earnings per share	$0.42	$0.43	$0.69	$0.72

Cash dividends declared per share	$0.185	$0.17	$0.37	$0.34

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 30, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$61,810	$52,680
Receivables (net of allowance for doubtful accounts of $5,219 and $5,256, respectively)	44,430	43,141
Deferred income taxes	8,223	8,223
Income taxes receivable	992	3,181
Other current assets	11,534	12,991

Total current assets	126,989	120,216

Property and equipment, at cost, net	43,975	45,291
Goodwill	65,813	65,813
Franchise rights and other identifiable intangibles, net	26,247	27,763
Receivable – marketing and reservation fees	35,687	13,527
Investments, employee benefit plans, at fair value	28,855	25,360
Deferred income taxes	20,321	20,323
Other assets	10,034	9,926

Total assets	$357,921	$328,219

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$43,445	$41,648
Accrued expenses	31,235	38,249
Deferred revenue	53,135	47,004
Income taxes payable	19,180	1,206
Deferred compensation and retirement plan obligations	2,961	6,960

Total current liabilities	149,956	135,067

Long-term debt	304,100	284,400
Deferred compensation and retirement plan obligations	34,852	33,462
Other liabilities	10,367	12,960

Total liabilities	499,275	465,889

Commitments and contingencies

SHAREHOLDERS’ DEFICIT
Common stock, $0.01 par value, 160,000,000 shares authorized; 95,345,362 shares issued at June 30, 2009 and December 31, 2008 and 60,087,977 and 60,704,852 shares outstanding at June 30, 2009 and December 31, 2008, respectively	601	607
Additional paid-in capital	84,308	90,141
Accumulated other comprehensive loss	(2,073)	(3,472)
Treasury stock (35,257,385 and 34,640,510 shares at June 30, 2009 and December 31, 2008, respectively), at cost	(854,033)	(835,186)
Retained earnings	629,843	610,240

Total shareholders’ deficit	(141,354)	(137,670)

Total liabilities and shareholders’ deficit	$357,921	$328,219

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, IN THOUSANDS)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,811	$45,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,147	4,127
Provision for bad debts	743	271
Non-cash stock compensation and other charges	6,601	7,739
Non-cash interest and other (income) loss	(2,107)	1,716
Dividends received from equity method investments	488	438
Equity in net income of affiliates	(443)	(502)
Changes in assets and liabilities:
Receivables	(1,774)	(4,759)
Receivable – marketing and reservation fees, net	(19,513)	(14,209)
Accounts payable	1,523	(8,928)
Accrued expenses	(7,167)	(9,741)
Income taxes payable/receivable	20,093	5,296
Deferred income taxes	—	2,553
Deferred revenue	6,083	4,097
Other assets	1,574	328
Other liabilities	(3,685)	3,741

Net cash provided by operating activities	48,374	37,752

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(4,989)	(5,460)
Issuance of notes receivable	(1,329)	(1,684)
Collections of notes receivable	125	257
Purchases of investments, employee benefit plans	(2,464)	(6,068)
Proceeds from sale of investments, employee benefit plans	1,171	5,678
Other items, net	(246)	(423)

Net cash used in investing activities	(7,732)	(7,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	—	(100,000)
Net borrowings pursuant to revolving credit facility	19,700	91,900
Purchase of treasury stock	(36,350)	(1,506)
Excess tax benefits from stock-based compensation	2,033	4,303
Dividends paid	(22,321)	(21,013)
Proceeds from exercise of stock options	4,603	5,914

Net cash used in financing activities	(32,335)	(20,402)

Net change in cash and cash equivalents	8,307	9,650
Effect of foreign exchange rate changes on cash and cash equivalents	823	518
Cash and cash equivalents at beginning of period	52,680	46,377

Cash and cash equivalents at end of period	$61,810	$56,545

Supplemental disclosure of cash flow information:
Cash payments during the period for:
Income taxes, net of refunds	$1,485	$13,168
Interest	$3,258	$6,833
Non-cash financing activities:
Declaration of dividends	$22,207	$21,140
Issuance of restricted shares of common stock	$6,931	$9,199
Issuance of performance vested restricted stock units	$461	—
Issuance of treasury stock to employee stock purchase plan	$301	$186

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

Reclassifications in Consolidated Financial Statements

The Company revised its presentation of operating and investing cash flows for the six months ended June 30, 2008 related to the effect of foreign currency exchange rate changes on cash and cash equivalents. There was no effect on any other previously reported cash flows from financing activities or income statement and balance sheet amounts.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. As of June 30, 2009 and December 31, 2008, $3.2 million and $7.6 million, respectively, of book overdrafts representing outstanding checks in excess of funds on deposit are included in accounts payable in the accompanying consolidated balance sheets.

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

The Company’s outstanding unvested restricted stock awards contain rights to non-forfeitable dividends and as a result, the Company applied this guidance in the first quarter of 2009. The two-class method of calculating earnings per share is more dilutive to both basic and diluted shares outstanding than the previously utilized treasury stock method. In accordance with FSP EITF 03-6-1, the Company has retrospectively adjusted its basic and diluted shares outstanding for the three and six months ended June 30, 2008. Basic and diluted earnings per share for the three months ended June 30, 2008 remained unchanged; however, basic and diluted earnings per share for the six months ended June 30, 2008 were reduced from $0.74 to $0.73 and $0.73 to $0.72, respectively. Additionally, based on the implementation of FSP EITF 03-6-1, basic and diluted earnings per share for the year ended December 31, 2008 were reduced from $1.62 to $1.61 and $1.60 to $1.59 per share, respectively.

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

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of this statement on January 1, 2009 did not have a material effect on our consolidated financial statements.

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

In April 2009, the FASB issued FASB Staff Position FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1”). FSP No. 107-1 requires disclosures about fair value of financial instruments whenever summarized financial information for interim reporting periods is presented. Entities shall disclose the methods and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in methods and significant assumptions, if any, during the period. FSP No. 107-1 is effective for interim reporting periods ending after June 15, 2009. The adoption of FSP No. 107-1 did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2 and FAS No. 124-2”). FSP FAS No. 115-2 and FAS No. 124-2

modifies the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. FSP FAS No. 115-2 and FAS No. 124-2 were effective for interim and annual reporting periods that end after June 15, 2009. The adoption of this guidance did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP FAS No. 157-4 is to be applied prospectively and was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material effect on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim reporting periods ending after June 15, 2009. The Company’s disclosures have been updated to reflect the adoption of this standard.

2. Notes Receivable

	June 30, 2009	December 31, 2008
	(In thousands)
Forgivable notes receivable	$8,133	$8,016
Mezzanine and other notes receivables	12,224	12,105

	20,357	20,121
Loan reserves	(9,589)	(9,564)

Total	$10,768	$10,557

Current portion, net	$2,251	$2,219
Long-term portion, net	8,517	8,338

Total	$10,768	$10,557

We classify notes receivable due within one year as current assets and notes receivable with a maturity greater than one year as other assets in the Company’s consolidated balance sheets.

Forgivable Notes Receivable

From time to time, the Company provides financing to franchisees for property improvements and other purposes in the form of forgivable promissory notes. The terms of the notes range from 3 to 10 years, bearing market interest rates, and are forgiven and amortized over that time period if the franchisee remains in the system in good standing. As of June 30, 2009 and December 31, 2008, the unamortized balance of these notes totaled $8.1 million and $8.0 million, respectively. The Company recorded an allowance for credit losses on these forgivable notes receivable of $0.8 million at both June 30, 2009 and December 31, 2008. Amortization expense included in the accompanying consolidated statements of income related to the notes was $0.5 million and $1.0 million for the three and six months ended June 30, 2009, respectively. Amortization expense for the three and six months ended June 30, 2008 relating to the notes was $0.4 million and $0.9 million, respectively. At June 30, 2009, the Company had commitments to extend an additional $5.2 million in forgivable notes receivable provided certain commitments are met by its franchisees.

Mezzanine and Other Notes Receivable

The Company has provided financing to franchisees in support of the development of Cambria Suites properties. These notes include non-interest bearing receivables as well as notes bearing market interest and are due upon maturity. Non-interest bearing notes receivable at December 31, 2008 were recorded net of their unamortized discounts totaling $0.02 million. Interest income associated with these notes receivable is reflected in the accompanying consolidated statements of income under the caption interest and other investment (income) loss. We do not accrue interest on notes receivable that are impaired. The Company has recorded an $8.6 million allowance for credit losses on impaired loans at both June 30, 2009 and December 31, 2008. In addition, at both June 30, 2009 and December 31, 2008, the Company has provided loan reserves on non-impaired loans totaling $0.1 million. The Company records bad debt expense in selling, general and administrative (“SG&A”) expenses in the accompanying consolidated statements of income.

3. Receivable – Marketing and Reservation Fees

As of June 30, 2009 and December 31, 2008, the Company’s balance sheet includes a receivable of $25.1 million and $13.5 million, respectively from cumulative marketing expenses incurred in excess of cumulative marketing fees earned. As of June 30, 2009, the reservation fees receivable related to cumulative reservation expenses incurred in excess of cumulative reservation fees earned was $10.6 million. As of December 31, 2008, cumulative reservation fees collected exceeded expenses by $2.2 million and the excess was reflected as a long-term liability in the accompanying consolidated balance sheets. Depreciation and amortization expense attributable to marketing and reservation activities was $2.5 million and $2.1 million for the three months ended June 30, 2009 and 2008, respectively. Depreciation and amortization expense attributable to marketing and reservation activities was $4.9 million and $4.1 million for the six months ended June 30, 2009 and 2008, respectively. Interest expense attributable to reservation activities was approximately $0.1 million for both the three months ended June 30, 2009 and 2008, respectively. Interest expense attributable to reservation activities was approximately $0.2 million and $0.1 million for the six months ended June 30, 2009 and 2008, respectively.

4. Deferred Revenue

Deferred revenue consists of the following:

	June 30, 2009	December 31, 2008
	(In thousands)
Loyalty programs	$48,025	$42,927
Initial, relicensing and franchise fees	2,672	3,119
Procurement services	844	958
Other	1,594	—

Total	$53,135	$47,004

5. Debt

On June 16, 2006, the Company entered into a $350 million senior unsecured revolving credit agreement (the “Revolver”), with a syndicate of lenders. The Revolver allows the Company to borrow, repay and reborrow revolving loans up to $350 million (which includes swingline loans of up to $20 million and standby letters of credit of up to $30 million) until the scheduled maturity date of June 16, 2011. The Company has the ability to request an increase in available borrowings under the Revolver by an additional amount of up to $150 million by obtaining the agreement of the existing lenders to increase their lending commitments or by adding additional lenders. The rate of interest generally applicable for revolving loans under the Revolver is, at the Company’s option, equal to either (i) the greater of the prime rate or the federal funds effective rate plus 50 basis points, or (ii) an adjusted LIBOR rate plus a margin between 22 and 70 basis points based on the Company’s credit rating. The Revolver requires the Company to pay a quarterly facility fee, based upon the credit rating of the Company, at a rate between 8 and 17 1/2 basis points, on the full amount of the commitment (regardless of usage). The Revolver also requires the payment of a quarterly usage fee, based upon the credit rating of the Company, at a rate between 10 and 12 1/2 basis points, on certain amounts outstanding under the commitment, at all times when the amount borrowed under the Revolver exceeds 50% of the total commitment. The Revolver includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage. The Revolver also restricts the Company’s ability to make certain investments, incur certain debt, and dispose of assets, among other restrictions. As of June 30, 2009, the Company had $304.1 million of revolving loans outstanding pursuant to the Revolver and the Company was in compliance with all covenants.

The Company has a line of credit with a bank providing up to an aggregate of $5 million of borrowings, which is due upon demand. Borrowings under the line of credit bear interest at the lender’s sole option at either of the following rates (i) prime rate or (ii) LIBOR rate plus 0.80% per annum; due monthly and upon demand for final payment. As of June 30, 2009, no amounts were outstanding pursuant to this line of credit.

As of June 30, 2009, total debt outstanding for the Company was $304.1 million. No outstanding debt amounts at June 30, 2009 were scheduled to mature in the twelve months ending June 30, 2010.

6. Pension Plan

The Company sponsors an unfunded non-qualified defined benefit plan (“SERP”) for certain senior executives. No assets are held with respect to the plan; therefore benefits are funded as paid to participants. The Company accounts for the SERP in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). For both the three and six months ended June 30, 2009 and 2008, the Company recorded $0.3 million and $0.6 million, respectively for the expenses related to the SERP which are included in SG&A expense in the accompanying consolidated statements of income. Benefit payments totaling $0.4 million are currently scheduled to be remitted within the next twelve months.

The following table presents the components of net periodic benefit costs for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2009	2008	2009	2008
Components of net periodic pension cost:
Service cost	$101	$144	$202	$289
Interest cost	148	120	296	240
Amortization:
Prior service cost	58	10	115	20
Loss	—	28	—	55

Net periodic pension cost	$307	$302	$613	$604

The 2009 monthly net periodic pension costs are approximately $102,000. The components of projected pension costs for the year ended December 31, 2009 are as follows:

(in thousands)
Components of net periodic pension cost
Service cost	$404
Interest cost	591
Amortization of prior service cost	230

Net periodic pension cost	$1,225

The following is a reconciliation of the changes in the projected benefit obligation for the six months ended June 30, 2009:

(in thousands)
Projected benefit obligation, December 31, 2008	$9,684
Service cost	202
Interest cost	296
Benefit payments	(172)

Projected benefit obligation, June 30, 2009	$10,010

The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit costs at June 30, 2009 are as follows:

(in thousands)
Transition asset (obligation)	$—
Prior service cost	(2,166)
Accumulated loss	(170)

Total	$(2,336)

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

In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan (“EDCP”) which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust. A participant may elect an investment return of either the annual yield of the Moody’s Average Corporate Bond Rate Yield Index plus 300 basis points, or a return based on a selection of available diversified investment options. As of June 30, 2009 and December 31, 2008, the Company recorded a deferred compensation liability of $17.4 million and $20.2 million, respectively related to these deferrals and credited investment returns. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of the diversified investments.

The Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that partially offset the earnings credited to the participants. The diversified investments held in the trusts totaled $19.2 million and $15.7 million as of June 30, 2009 and December 31, 2008, respectively, and are recorded at their fair value, based on quoted market prices. The change in the fair value of the diversified assets held in trust is recorded in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) as trading security income (loss) and is included in other income and expenses, net in the accompanying statements of income.

In 1997, the Company adopted the Choice Hotels International, Inc. Nonqualified Retirement Savings and Investment Plan (“Non-Qualified Plan”). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. As of June 30, 2009 and December 31, 2008, the Company had recorded a deferred compensation liability of $10.4 million and $10.5 million, respectively related to these deferrals. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of the diversified investments.

The diversified investments held in the trusts were $9.7 million and $9.6 million as of June 30, 2009 and December 31, 2008, respectively, and are recorded at their fair value, based on quoted market prices. The change in the fair value of the diversified assets held in trust is recorded in accordance with SFAS No. 115 as trading security income (loss) and is included in other income and expenses, net in the accompanying statements of income. In addition, at June 30, 2009 and December 31, 2008, the Non-Qualified Plan held shares of the Company’s common stock with a market value of $0.7 million and $0.9 million, respectively.

We are subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock. The diversified investments held in the Non-Qualified Plan and EDCP include investments primarily in equity and debt securities and cash and cash equivalents.

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

	Fair Value Measurements at Reporting Date Using
	June 30, 2009	Level 1	Level 2	Level 3
Assets (in thousands)
Investments, employee benefits plans, at fair value	$28,855	$25,967	$2,888	$—

Total Assets	$28,855	$25,967	$2,888	$—

9. Income Taxes

The effective income tax rate 36.5% and 36.4% for the six months ended June 30, 2009 and 2008, respectively differs from the statutory rate due to foreign income earned, which is taxed at lower rates than statutory federal income tax rates, state income taxes and certain federal and state income tax credits.

As of both June 30, 2009 and December 31, 2008, the Company had $5.7 million of total unrecognized tax benefits of which approximately $2.7 million would affect the effective tax rate if recognized. These unrecognized tax benefits relate principally to state tax positions and stock-based compensation deductions. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the consolidated statement of income. Accrued interest and penalties was $1.4 million and $1.2 million at June 30, 2009 and December 31, 2008, respectively. The Company believes it is reasonably possible it will recognize tax benefits of up to $2.1 million within the next twelve months related to the anticipated lapse of applicable statutes of limitations regarding state tax positions and stock-based compensation deductions.

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

10. Share-Based Compensation and Capital Stock

Stock Options

The Company granted 10,310 and 0.2 million options to certain employees of the Company at a fair value of $0.1 million and $2.1 million during the three months ended June 30, 2009 and 2008, respectively. The Company granted 0.5 million and 0.6 million options to certain employees of the Company at a fair value of $3.8 million and $4.7 million during the six months ended June 30, 2009 and 2008, respectively. The stock options granted by the Company had an exercise price equal to the market price of the Company’s common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2009 Grants	2008 Grants
Risk-free interest rate	1.81%	2.79%
Expected volatility	39.63%	30.13%
Expected life of stock option	4.4 years	4.4 years
Dividend yield	2.75%	2.00%
Requisite service period	4 years	4 years
Contractual life	7 years	7 years
Weighted average fair value of options granted	$7.36	$8.11

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

The aggregate intrinsic value of the stock options outstanding and exercisable at June 30, 2009 was $7.3 million and $7.2 million, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2009 and 2008 was $3.8 million and $5.4 million, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2009 and 2008 was $8.6 million and $12.7 million, respectively.

The Company received $1.9 million and $3.1 million in proceeds from the exercise of approximately 0.2 million and 0.3 million employee stock options during the three month periods ended June 30, 2009 and 2008, respectively. The Company received $4.6 million and $5.9 million in proceeds from the exercise of approximately 0.5 million and 0.6 million employee stock options during the six months ended June 30, 2009 and 2008, respectively.

Restricted Stock

The following table is a summary of activity related to restricted stock grants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Restricted share grants	32,120	88,394	254,729	273,391
Weighted average grant date fair value per share	$29.50	$34.86	$27.21	$33.65
Aggregate grant date fair value ($000)	$948	$3,081	$6,931	$9,199
Restricted shares forfeited	1,582	31,508	11,137	43,866
Vesting service period of shares granted	3-4 years	3-4 years	3-4 years	3-5 years
Grant date fair value of shares vested ($000)	$1,428	$1,901	$5,257	$6,389

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

Performance Vested Restricted Stock Units

The Company has granted performance vested restricted stock units (“PVRSU”) to certain employees. The vesting of these stock awards is contingent upon the Company achieving performance targets at the end of specified performance periods and the employees’ continued employment. The performance conditions affect the number of shares that will ultimately vest. The range of possible stock-based award vesting is between 0% and 200% of the initial target. Compensation expense related to these awards will be recognized over the requisite service period regardless of whether the performance targets have been met based on the Company’s estimate of the achievement of the performance targets. The Company has currently estimated that between 0% and 100% of the various award targets will be achieved. The fair value is measured by the market price of the Company’s common stock on the date of grant. Compensation expense is recognized ratably over the requisite service period based on those PVRSUs that ultimately vest.

The following table is a summary of activity related to PVRSU grants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Performance vested restricted stock units granted at target	—	57,176	9,588	103,746
Weighted average grant date fair value per share	—	$34.98	$26.88	$34.17
Weighted average aggregate grant date fair value ($000)	—	$2,000	$258	$3,545
Stock units forfeited		26,001	4,011	26,001
Requisite service period	—	5 years	2 years	2-5 years
Grant date fair value of stock units vested ($000)	—	—	$963	—

During the six months ended June 30, 2009, PVRSU grants totaling 19,761 vested. These PVRSU grants were initially granted at a target of 14,638 units; however, since the Company exceeded targeted performance conditions contained in the stock awards granted in prior periods by 135%, an additional 5,123 shares were earned and issued. No PVRSU grants vested during the three months ended June 30, 2009. In addition, no PVRSU grants vested during the three and six months ended June 30, 2008.

A summary of stock-based award activity as of June 30, 2009 and changes during the six months ended are presented below:

	Six Months Ended June 30, 2009
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2009	1,950,783	$24.03		482,236	$34.93	134,604 *	$37.45
Granted	516,271	26.93		254,729	27.21	9,588	26.88
Exercised/Vested	(472,876)	9.73		(153,185)	34.32	(19,761)	48.72
Forfeited/Expired	(58,933)	39.58		(11,137)	27.06	(4,011)	45.18

Outstanding at June 30, 2009	1,935,245	$27.83	5.2 years	572,643	$31.81	120,420	34.50

Options exercisable at June 30, 2009	863,713	$23.39	4.1 years

*	PVRSU grants outstanding at January 1, 2009 have been increased by 5,123 units due to the Company exceeding the targeted performance conditions contained in PVRSUs granted in prior periods during the six months ended June 30, 2009.

The components of the Company’s pretax stock-based compensation expense and associated income tax benefits are as follows for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008
Stock options	$0.6	$1.5	$1.1	$2.8
Restricted stock	1.7	2.5	3.3	3.8
Performance vested restricted stock units	0.2	0.3	0.4	0.8

Total	$2.5	$4.3	$4.8	$7.4

Income tax benefits	$0.9	$1.6	$1.8	$2.8

Stock-based compensation expense on stock option and PVRSU grants made to a retirement eligible executive officer during the six months ended June 30, 2008 was recognized upon issuance of the grants rather than over the awards’ vesting periods since the terms of these grants provide that the awards will vest upon retirement of the employee. Compensation costs for stock options and PVRSU grants related to vesting upon retirement eligibility totaled $1.3 million for the six months ended June 30, 2008. In addition, in conjunction with the acceleration of the Company’s management succession plan, restricted stock and stock option compensation expense for the three months ended June 30, 2008 included $1.1 million and $0.8 million of additional stock compensation expense due to the acceleration of award vesting conditions and modification of award terms for an executive officer, respectively.

Dividends

On May 4, 2009, the Company declared a cash dividend of $0.185 per share (or approximately $11.0 million in the aggregate), which was paid on July 17, 2009 to shareholders of record on July 2, 2009. On February 9, 2009, the Company declared a cash dividend of $0.185 per share (or approximately $11.1 million in the aggregate), which was paid on April 17, 2009 to shareholders of record on April 3, 2009.

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

Stock Repurchase Program

During the three and six months ended June 30, 2009, the Company purchased 0.6 million and 1.3 million shares of common stock under the share repurchase program at a total cost of $16.8 million and $34.9 million, respectively. The Company did not purchase any common stock under the share repurchase program during the three and six months ended June 30, 2008.

During the three months and six months ended June 30, 2009, the Company redeemed 6,904 and 55,872 shares of common stock at a total cost of $0.2 million and $1.5 million, respectively, from employees to satisfy statutory minimum tax requirements from the vesting of restricted stock and PVRSU grants. During the three and six months ended June 30, 2008, the Company redeemed 1,838 and 45,759 shares of common stock at a total cost of $0.1 million and $1.5 million, respectively related to the vesting of share-based awards. These redemptions were outside the share repurchase program initiated in June 1998.

11. Comprehensive Income

The differences between net income and comprehensive income are described in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2009	2008	2009	2008
Net income	$25,503	$27,008	$41,811	$45,585
Other comprehensive income, net of tax:
Amortization of pension related costs, net of tax
Prior service costs	36	6	72	13
Actuarial loss	—	17	—	34
Foreign currency translation adjustment, net	1,586	422	1,327	877
Amortization of deferred gain on hedge, net	—	(5)	—	(22)

Other comprehensive income, net of tax	1,622	440	1,399	902

Comprehensive income	$27,125	$27,448	$43,210	$46,487

12. Earnings Per Share

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2009	2008	2009	2008
Computation of Basic Earnings Per Share:
Net income	$25,503	$27,008	$41,811	$45,585
Income allocated to participating securities	(243)	(240)	(385)	(382)

Net income available to common shareholders	$25,260	$26,768	$41,426	$45,203

Weighted average common shares outstanding - basic	59,891	62,181	59,942	61,966

Basic earnings per share	$0.42	$0.43	$0.69	$0.73

Computation of Diluted Earnings Per Share:
Net income	$25,503	$27,008	$41,811	$45,585
Income allocated to participating securities	(243)	(239)	(385)	(379)

Net income available to common shareholders	$25,260	$26,769	$41,426	$45,206

Weighted average common shares outstanding – basic	59,891	62,181	59,942	61,966
Diluted effect of stock options and PVRSUs	131	626	209	711

Weighted average shares outstanding-diluted	60,022	62,807	60,151	62,677

Diluted earnings per share	$0.42	$0.43	$0.69	$0.72

The following table reconciles the number of shares used in the basic and diluted earnings per share disclosures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted average common shares outstanding	59,891	62,181	59,942	61,966
Weighted average participating shares outstanding	576	558	557	523

Weighted average shares outstanding – basic	60,467	62,739	60,499	62,489

Effect of dilutive securities:
Employee stock options and PVRSUs	131	626	209	711

Weighted average shares outstanding - dilutive	60,598	63,365	60,708	63,200

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

At June 30, 2009 and 2008, the Company had 1.9 million and 2.4 million outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the period, unless the stock options would be anti-dilutive. For the both the three and six month periods ended June 30, 2009 and 2008, the Company excluded 1.0 million and 0.9 million, respectively of anti-dilutive stock options from the diluted earnings per share calculation.

PVRSUs are also included in the diluted earnings per share calculation assuming the performance conditions have been met at the reporting date. However, at June 30, 2009 and 2008, PVRSUs totaling 120,420 and 145,733, respectively were excluded from the computation since the performance conditions had not been met at the reporting date.

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

The following table presents the financial information for the Company’s franchising segment:

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
(In thousands)	Franchising	Corporate & Other	Consolidated	Franchising	Corporate & Other	Consolidated
Revenues	$142,164	$1,179	$143,343	$165,832	$1,288	$167,120
Operating income (loss)	$50,863	$(12,753)	$38,110	$61,201	$(16,623)	$44,578

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
(In thousands)	Franchising	Corporate & Other	Consolidated	Franchising	Corporate & Other	Consolidated
Revenues	$255,204	$2,297	$257,501	$293,645	$2,330	$295,975
Operating income (loss)	$87,360	$(21,495)	$65,865	$104,590	$(25,960)	$78,630

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

15. Termination Charges

The Company recorded a $1.2 million charge in SG&A and marketing and reservation expenses related to salary and benefits continuation for terminated employees during the six months ended June 30, 2009. In addition, during the year ended December 31, 2008, the Company recorded an $11.3 million charge in SG&A and marketing and reservation expenses related to the acceleration of the Company’s management succession plan and termination benefits provided to employees separating from service with the Company. The 2008 expenses included salary and benefits continuation of $8.9 million, $1.1 million of accelerated share based compensation, $0.8 million related to the modification of stock option award terms and SERP special termination benefits of $0.5 million. Benefits payable to employees were accounted for under SFAS No. 112 “Employer’s Accounting for Post-employment Benefits” (“SFAS No. 112”) and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” At June 30, 2009 and December 31, 2008 approximately $4.4 million and $7.0 million, respectively, of benefits remained unpaid and are included as current and non-current liabilities in the Company’s consolidated financial statements. The Company expects $3.7 million of benefits to be paid within the next twelve months.

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

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS No. 166”). SFAS No. 166 will require more information about transfers of financial assets, eliminates the qualifying special purpose entity (“QSPE”) concept, changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS No. 166 is effective for the first annual reporting period that begins after November 15, 2009. We are currently evaluating the impact, if any, of these guidelines.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a QSPE. SFAS No. 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS No. 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS No. 167 will become effective January 1, 2010. We are currently evaluating the impact, if any, of these guidelines.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS No. 168”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS No. 168 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. SFAS No.168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. The Company will update its financial statement disclosures as appropriate upon adoption of this standard in the third quarter of 2009.

17. Subsequent Events

The Company has evaluated subsequent events through August 7, 2009, the date of issuance of the condensed consolidated financial statements.

Subsequent to June 30, 2009 through August 7, 2009, the Company repurchased an additional 0.5 million shares of its common stock at a total cost of $12.5 million under its share repurchase program.

On July 28, 2009, the Company recognized termination benefits totaling $1.3 million in SG&A expense resulting from the termination of an executive officer. The termination benefits were accounted for under SFAS No. 112 pursuant to an employment agreement with the executive officer.

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

The Company’s outstanding unvested restricted stock awards contain rights to non-forfeitable dividends and as a result, the Company applied this guidance in the first quarter of 2009. The two-class method of calculating earnings per share is more dilutive to both basic and diluted shares outstanding than the previously utilized treasury stock method. In accordance with FSP EITF 03-6-1, the Company has retrospectively adjusted its basic and diluted shares outstanding for the three and six months ended June 30, 2008. Basic and diluted earnings per share for the three months ended June 30, 2008 remained unchanged; however, basic and diluted earnings per share for the six months ended June 30, 2008 were reduced from $0.74 to $0.73 and $0.73 to $0.72, respectively. Additionally, based on the implementation of FSP EITF 03-6-1, basic and diluted earnings per share for the year ended December 31, 2008 were reduced from $1.62 to $1.61 and $1.60 to $1.59 per share, respectively.

Overview

We are a hotel franchisor with franchise agreements representing 5,914 hotels open and 937 hotels under construction, awaiting conversion or approved for development as of June 30, 2009, with 479,828 rooms and 73,121 rooms, respectively, in 49 states, the District of Columbia and over 30 countries and territories outside the United States. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, Cambria Suites® and Ascend Collection® (collectively, the “Choice brands”).

The Company conducts its international franchise operations through a combination of direct franchising and master franchising relationships that allow the use of the Choice brands by third parties in foreign countries. The Company has made equity investments in certain non-domestic lodging franchise companies that conduct franchise operations for the Choice brands under master franchising relationships. As a result of our use of master franchising relationships and international market conditions, total revenues from international franchising operations comprised only 7% of our total revenues for both the three and six month periods ended June 30, 2009, while representing approximately 19% of hotels open at June 30, 2009.

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

Maximizing Financial Returns and Creating Value for Shareholders. Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. We believe our strong and predictable cash flows create a strong financial position that provides us a competitive advantage. Currently, our business does not require significant capital to operate and grow; therefore, we can maintain a capital structure that generates high financial returns and use our excess cash flow to provide returns to our shareholders. Historically, we have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. During the six months ended June 30, 2009, the Company repurchased 1.3 million shares of its common stock under the share repurchase program at a total cost of $34.9 million. Since the program’s inception through June 30, 2009, we have repurchased 42.1 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $985.5 million. Considering the effect of the two-for-one stock split, the Company has repurchased 75.1 million shares at an average price of $13.12. At June 30, 2009 the Company had remaining authorization to purchase up to 4.7 million shares under the current stock repurchase authorization of the board of directors. Upon completion of the current authorization, our board of directors will evaluate the propriety of additional share repurchases. During the six months ended June 30, 2009 we paid cash dividends totaling approximately $22.3 million and we presently expect to continue to pay dividends in the future, subject to future business performance, economic conditions and changes in income tax regulations. Based on our present dividend rate and outstanding share count, aggregate annual dividends for 2009 would be approximately $44.4 million.

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

Results of Operation: Royalty fees, operating income, net income and diluted earnings per share (“EPS”) represent key measurements of these value drivers. In the three months ended June 30, 2009, royalty fees revenue totaled $54.9 million, a 14% decrease from the same period in 2008. Operating income totaled $38.1 million for the three months ended June 30, 2009, a $6.5 million or 15% decline from the same period in 2008. Net income decreased $1.5 million or 6% from the same period of the prior year to $25.5 million. Diluted earnings per share for the quarter ended June 30, 2009 were $0.42 compared to $0.43 for the three months ended June 30, 2008. Results for the three months ended June 30, 2009 include charges to selling general and administrative (“SG&A”) expenses totaling $1.9 million (approximately $0.02 diluted EPS) resulting from a loss on sublease of office space and employee termination benefits. The results for the three months ended June 30, 2008 include charges to SG&A expenses totaling $6.4 million (approximately $0.06 diluted EPS) resulting from employee termination benefits and benefits paid due to the acceleration of the Company’s management succession plan. These measurements will continue to be a key management focus in 2009 and beyond.

Refer to MD&A heading “Operations Review” for additional analysis of our results.

Liquidity and Capital Resources: Historically, the Company has generated significant cash flows from operations. In the six months ended June 30, 2009 and 2008, net cash provided by operating activities was $48.4 million and $37.8 million, respectively. Since our business does not currently require significant reinvestment of capital, we utilize cash in ways that management believes provide the greatest returns to our shareholders, which include share repurchases and dividends. We believe the Company’s cash flow from operations and available financing capacity are sufficient to meet the expected future operating, investing, and financing needs of the business. However, events over the past several months, including recent failures and near failures of a number of large financial service companies have made the capital markets increasingly volatile. As a result of the dislocation in the credit markets, the availability of reasonably priced credit may be limited and therefore, reduce the Company’s ability to return value to shareholders through dividends and its share repurchase program.

Refer to MD&A heading “Liquidity and Capital Resources” for additional analysis.

Operations Review

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2009 and June 30, 2008

The Company recorded net income of $25.5 million for the three months ended June 30, 2009, a $1.5 million, or 6% decline from the $27.0 million for the quarter ended June 30, 2008. The decrease in net income for the three months ended June 30, 2009, is primarily attributable to a $6.5 million or 15% decline in operating income partially offset by lower effective borrowing rates and the appreciation in the fair value of investments held in the Company’s non-qualified employee benefit plans compared to the prior year. Operating income declined $6.5 million as the Company’s franchising revenues (total revenues excluding marketing and reservations revenues and hotel operations) declined $13.6 million or 17%. The decline in franchising revenues was primarily due to a 15.7% decline in RevPAR and fewer initial and relicensing fee contracts executed compared to the prior year. The decline in franchising revenues was partially offset by a $7.2 million or 21% decline in SG&A costs from the same period of the prior year. SG&A expenses for the three months ended June 30, 2008 included charges of $6.4 million resulting from employee termination benefits and benefits paid due to the acceleration of the Company’s management succession plan. SG&A costs for the three months ended June 30, 2009 include charges totaling $1.9 million resulting from a loss on sublease of office space and employee termination benefits.

Summarized financial results for the three months ended June 30, 2009 and 2008 are as follows:

(in thousands, except per share amounts)	2009	2008
REVENUES:
Royalty fees	$54,929	$63,776
Initial franchise and relicensing fees	3,993	8,146
Procurement services	6,772	6,472
Marketing and reservation	75,296	85,336
Hotel operations	1,179	1,288
Other	1,174	2,102

Total revenues	143,343	167,120

OPERATING EXPENSES:
Selling, general and administrative	27,076	34,275
Depreciation and amortization	2,032	2,070
Marketing and reservation	75,296	85,336
Hotel operations	829	861

Total operating expenses	105,233	122,542

Operating income	38,110	44,578

OTHER INCOME AND EXPENSES, NET:
Interest expense	1,265	2,693
Interest and other investment income	(3,173)	(141)
Equity in net income of affiliates	(225)	(201)

Total other income and expenses, net	(2,133)	2,351

Income before income taxes	40,243	42,227
Income taxes	14,740	15,219

Net income	$25,503	$27,008

Weighted average shares outstanding – diluted	60,598	63,365

Diluted earnings per share	$0.42	$0.43

Management analyzes its business based on franchising revenues, which is total revenues excluding marketing and reservation revenues and hotel operations, and franchise operating expenses that are reflected as SG&A expenses.

Franchising Revenues: Franchising revenues were $66.9 million for the three months ended June 30, 2009 compared to $80.5 million for the three months ended June 30, 2008. The decline in franchising revenues is primarily due to a 14% decrease in royalty revenues and a 51% decrease in initial franchise and relicensing fees. In addition, other income decreased by 44% for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

Domestic royalty fees for the three months ended June 30, 2009 decreased $6.9 million to $50.0 million from $56.9 million in the three months ended June 30, 2008, a decrease of 12%. The decline in royalties is attributable to a combination of factors including a 15.7% decline in RevPAR offset by a 4.5% increase in the number of domestic franchised hotel rooms and an increase in the effective royalty rate of the domestic system from 4.20% to 4.26%. System-wide RevPAR declined due to a 700 basis point decline in occupancy and a 4.1% decline in average daily rates.

A summary of the Company’s domestic franchised hotels operating information is as follows:

	For the Three Months Ended June 30, 2009*			For the Three Months Ended June 30, 2008*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$75.86	55.0%	$41.72	$79.05	62.1%	$49.11	(4.0)%	(710	)bps	(15.0)%

Comfort Suites	85.67	55.0%	47.12	90.19	64.4%	58.12	(5.0)%	(940	)bps	(18.9)%

Sleep	70.10	54.1%	37.94	72.44	62.5%	45.26	(3.2)%	(840	)bps	(16.2)%

Midscale without Food & Beverage	77.38	54.9%	42.46	80.61	62.7%	50.53	(4.0)%	(780	)bps	(16.0)%

Quality	67.27	47.3%	31.83	70.79	54.0%	38.22	(5.0)%	(670	)bps	(16.7)%
Clarion	77.52	43.8%	33.96	83.88	52.7%	44.16	(7.6)%	(890	)bps	(23.1)%

Midscale with Food & Beverage	69.29	46.6%	32.28	73.64	53.7%	39.54	(5.9)%	(710	)bps	(18.4)%

Econo Lodge	53.54	43.5%	23.30	53.96	47.5%	25.63	(0.8)%	(400	)bps	(9.1)%
Rodeway	51.07	42.8%	21.87	52.83	47.9%	25.30	(3.3)%	(510	)bps	(13.6)%

Economy	52.83	43.3%	22.89	53.67	47.6%	25.55	(1.6)%	(430	)bps	(10.4)%

MainStay	70.76	59.7%	42.25	74.00	66.9%	49.50	(4.4)%	(720	)bps	(14.6)%
Suburban	42.89	55.7%	23.90	43.15	67.6%	29.16	(0.6)%	(1,190	)bps	(18.0)%

Extended Stay	51.05	56.8%	29.02	51.15	67.4%	34.47	(0.2)%	(1,060	)bps	(15.8)%

Total	$70.53	50.4%	$35.58	$73.57	57.4%	$42.22	(4.1)%	(700	)bps	(15.7)%

*	Operating statistics represent hotel operations from March through May

The number of domestic available rooms increased to 381,225 as of June 30, 2009 from 364,635 as of June 30, 2008, an increase of 4.5%. The total number of domestic hotels available grew 4.8% to 4,812 as of June 30, 2009 from 4,593 as of June 30, 2008.

A summary of domestic hotels and available rooms at June 30, 2009 and 2008 by brand is as follows:

	June 30, 2009		June 30, 2008		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	%	%
Comfort Inn	1,461	114,531	1,449	113,230	12	1,301	0.8%	1.1%
Comfort Suites	576	45,056	504	39,155	72	5,901	14.3%	15.1%
Sleep	376	27,576	353	26,179	23	1,397	6.5%	5.3%

Midscale without Food & Beverage	2,413	187,163	2,306	178,564	107	8,599	4.6%	4.8%

Quality	941	86,675	868	82,120	73	4,555	8.4%	5.5%
Clarion	163	23,444	170	23,099	(7)	345	(4.1)%	1.5%

Midscale with Food & Beverage	1,104	110,119	1,038	105,219	66	4,900	6.4%	4.7%

Econo Lodge	796	49,596	834	51,947	(38)	(2,351)	(4.6)%	(4.5)%
Rodeway	362	20,840	319	18,761	43	2,079	13.5%	11.1%

Economy	1,158	70,436	1,153	70,708	5	(272)	0.4%	(0.4)%

MainStay	37	2,866	32	2,448	5	418	15.6%	17.1%
Suburban	64	7,657	57	6,930	7	727	12.3%	10.5%

Extended Stay	101	10,523	89	9,378	12	1,145	13.5%	12.2%

Ascend Collection	22	1,444	—	—	22	1,444	NM	NM
Cambria Suites	14	1,540	7	766	7	774	100.0%	101.0%

Total Domestic Franchises	4,812	381,225	4,593	364,635	219	16,590	4.8%	4.5%

International available rooms declined slightly to 98,603 as of June 30, 2009 from 99,030 as of June 30, 2008. The total number of international hotels declined from 1,115 as of June 30, 2008 to 1,102 as of June 30, 2009.

As of June 30, 2009, the Company had 827 franchised hotels with 64,384 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 992 hotels and 80,292 rooms at June 30, 2008. The number of new construction franchised hotels in the Company’s domestic pipeline decreased 14% to 618 at June 30, 2009 from 720 at June 30, 2008. The number of conversion franchised hotels in the Company’s domestic pipeline declined by 63 from June 30, 2008 to 209 hotels at June 30, 2009. The Company had an additional 110 franchised hotels with 8,737 rooms under construction, awaiting conversion or approved for development in its international system as of June 30, 2009 compared to 104 hotels and 8,824 rooms at June 30, 2008. While the Company’s hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.

A summary of the domestic franchised hotels under construction, awaiting conversion or approved for development at June 30, 2009 and 2008 by brand is as follows:

							Variance
	June 30, 2009 Units			June 30, 2008 Units			Conversion		New Construction		Total
	Conversion	New Construction	Total	Conversion	New Construction	Total	Units	%	Units	%	Units	%
Comfort Inn	37	110	147	50	128	178	(13)	(26)%	(18)	(14)%	(31)	(17)%
Comfort Suites	1	227	228	3	280	283	(2)	(67)%	(53)	(19)%	(55)	(19)%
Sleep Inn	3	139	142	2	149	151	1	50%	(10)	(7)%	(9)	(6)%

Midscale without Food & Beverage	41	476	517	55	557	612	(14)	(25)%	(81)	(15)%	(95)	(16)%

Quality	57	15	72	81	16	97	(24)	(30)%	(1)	(6)%	(25)	(26)%
Clarion	25	5	30	36	9	45	(11)	(31)%	(4)	(44)%	(15)	(33)%

Midscale with Food & Beverage	82	20	102	117	25	142	(35)	(30)%	(5)	(20)%	(40)	(28)%

Econo Lodge	36	4	40	43	3	46	(7)	(16)%	1	33%	(6)	(13)%
Rodeway	48	2	50	54	3	57	(6)	(11)%	(1)	(33)%	(7)	(12)%

Economy	84	6	90	97	6	103	(13)	(13)%	—	0%	(13)	(13)%

MainStay	—	35	35	2	35	37	(2)	(100)%	—	0%	(2)	(5)%
Suburban	—	32	32	1	36	37	(1)	(100)%	(4)	(11)%	(5)	(14)%

Extended Stay	—	67	67	3	71	74	(3)	(100)%	(4)	(6)%	(7)	(9)%

Ascend Collection	2	1	3	—	—	—	2	NM	1	NM	3	NM
Cambria Suites	—	48	48	—	61	61	—	NM	(13)	(21)%	(13)	(21)%

Total	209	618	827	272	720	992	(63)	(23)%	(102)	(14)%	(165)	(17)%

There were 45 net domestic franchise additions during the three months ended June 30, 2009, compared to 84 net domestic franchise additions during the three months ended June 30, 2008. Gross domestic franchise additions decreased from 137 for the three months ended June 30, 2008 to 121 for the same period of 2009. New construction hotels represented 38 of the gross domestic additions during the three months ended June 30, 2009 compared to 46 hotels in the same period of the prior year. Gross domestic additions for conversion hotels during the three months ended June 30, 2009 declined by 8 to 83 hotels compared to the same period of the prior year.

Net domestic franchise terminations increased to 76 for the three months ended June 30, 2009 from 53 for the same period of the prior year primarily due to an increase in net terminations of the Company’s economy brand hotels. The Company has continued to execute its strategy to replace franchised hotels that do not meet our brand standards or are underperforming in their market. As the competition gets stronger and more focused on limited service franchising, the Company will continue to focus on improving its system of hotels and utilizing the domestic hotels under construction, awaiting conversion or approved for development as a strong platform for continued system growth.

International royalties decreased $1.8 million or 26% from $6.8 million in the second quarter of 2008 to $5.0 million for the same period of 2009 primarily due to foreign currency fluctuations and lower international RevPAR resulting from the current global economic recession.

New domestic franchise agreements executed in the three months ended June 30, 2009 totaled 118 representing 8,426 rooms compared to 198 agreements representing 16,093 rooms executed in the second quarter of 2008. During the second quarter of 2009, 16 of the executed agreements were for new construction hotel franchises representing 1,249 rooms compared to 72 contracts representing 5,514 rooms for the same period a year ago. Conversion hotel franchise executed contracts totaled 102 representing 7,177 rooms for the three months ended June 30, 2009 compared to 126 agreements representing 10,579 rooms for the same period a year ago. Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise agreements decreased 59% to $2.4 million for the three months ended June 30, 2009 from $5.8 million for the three months ended June 30, 2008. The decline in revenues primarily reflects fewer executed agreements compared to the same period of the prior year and a decline in average initial fees earned.

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

A summary of executed domestic franchise agreements by brand for the three months ended June 30, 2009 and 2008 is as follows:

	For the Three Months Ended June 30, 2009			For the Three Months Ended June 30, 2008			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	2	8	10	11	18	29	(82)%	(56)%	(66)%
Comfort Suites	4	—	4	27	—	27	(85)%	NM	(85)%
Sleep	5	2	7	21	—	21	(76)%	NM	(67)%

Midscale without Food & Beverage	11	10	21	59	18	77	(81)%	(44)%	(73)%

Quality	1	41	42	2	47	49	(50)%	(13)%	(14)%
Clarion	—	8	8	4	11	15	(100)%	(27)%	(47)%

Midscale with Food & Beverage	1	49	50	6	58	64	(83)%	(16)%	(22)%

Econo Lodge	—	20	20	—	20	20	NM	0%	0%
Rodeway	—	21	21	1	30	31	(100)%	(30)%	(32)%

Economy	—	41	41	1	50	51	(100)%	(18)%	(20)%

MainStay	1	—	1	—	—	—	NM	NM	NM
Suburban	2	—	2	2	—	2	0%	NM	0%

Extended Stay	3	—	3	2	—	2	50%	NM	50%

Ascend Collection	—	2	2	—	—	—	NM	NM	NM
Cambria Suites	1	—	1	4	—	4	(75)%	NM	(75)%

Total Domestic System	16	102	118	72	126	198	(78)%	(19)%	(40)%

Relicensing fees are charged to the new property owner of a franchised property whenever an ownership change occurs and the property remains in the franchise system. Relicensing contracts declined 56% from 88 in the second quarter of 2008 to 39 for the three months ended June 30, 2009. As a result of the decline in contracts, relicensing revenues declined $0.7 million from $2.3 million for the three months ended June 30, 2008 to $1.6 million for the three months ended June 30, 2009. Due to current economic conditions, the Company projects that the level of relicensing activity will continue to decline in 2009 until credit market conditions improve.

Other income decreased approximately $0.9 million or 44% to $1.2 million for the three months ended June 30, 2009 compared to the same period of last year primarily due to fewer liquidated damage collections related to the early termination of franchise agreements.

Selling, General and Administrative Expenses: The cost to operate the franchising business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $27.1 million for the three months ended June 30, 2009, a $7.2 million or 21% decrease from the three months ended June 30, 2008. SG&A expenses for the three months ended June 30,

2008 included charges of $6.4 million resulting from employee termination benefits and benefits paid due to the acceleration of the Company’s management succession plan. SG&A costs for the three months ended June 30, 2009 include charges totaling $1.9 million resulting from a loss on sublease of office space and employee termination benefits. Excluding these charges, SG&A costs declined $2.7 million for the three months ended June 30, 2009 from the same period of the prior year primarily due to cost containment initiatives as well as lower variable franchise sales compensation.

During the three months ended June 30, 2009, the Company recorded a $1.5 million charge to SG&A expense related to the sublease of a portion of its office space. The loss on the sublease of office space represents a $1.0 million charge resulting from the fair value of the Company’s operating lease rental payments exceeding the anticipated revenue from the operating sublease and a $0.5 million impairment charge related to the office leasehold improvements.

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

Total marketing and reservation revenues were $75.3 million and $85.3 million for the three months ended June 30, 2009 and 2008, respectively. Depreciation and amortization attributable to marketing and reservation activities was $2.5 million for the three months ended June 30, 2009 compared to $2.1 million for the three months ended June 30, 2008. Interest expense attributable to reservation activities was approximately $0.1 million for both the three month periods ended June 30, 2009 and 2008, respectively. As of June 30, 2009 and December 31, 2008, the Company’s balance sheet includes a receivable of $25.1 million and $13.5 million, respectively from cumulative marketing expenses incurred in excess of cumulative marketing fees earned. As of June 30, 2009 , the Company’s balance sheet includes a receivable from cumulative reservation expenses incurred in excess of cumulative reservation fees earned totaling $10.6 million. These receivables are recorded as an asset in the financial statements as the Company has the contractual authority to require that the franchisees in the system at any given point repay the Company for any deficits related to marketing and reservation activities. The Company’s current franchisees are legally obligated to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue. The Company has no present intention to accelerate repayment of the deficit from current franchisees. As of December 31, 2008, cumulative reservation fees collected exceeded expenses by $2.2 million and the excess has been reflected as a long-term liability in the accompanying consolidated balance sheets. Cumulative reservation and marketing fees not expended are recorded as a payable on the financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements.

Other Income and Expenses, Net: Other income and expenses, net, increased $4.5 million to income of $2.1 million for the three months ended June 30, 2009 compared to an expense of $2.4 million in the same period of the prior year. Interest expense decreased $1.4 million from $2.7 million for the three months ended June 30, 2008 to $1.3 million for the same period of 2009. Interest expense decreased due to a decline in the Company’s weighted average interest rate from 3.0% as of June 30, 2008 to 1.1% as of June 30, 2009, partially offset by higher outstanding borrowings. The decline in the weighted average interest rate is due to the Company’s repayment of its $100 million Senior Notes in May 2008 with proceeds from the Revolver which carried an interest rate of 7.2% and lower variable borrowing costs on the Company’s $350 million senior unsecured revolving credit agreement (“the Revolver”). Interest and other investment income increased $3.0 million due to the appreciation in the fair value of investments held in the Company’s non-qualified employee benefit plans compared to the prior year.

Income Taxes: The Company’s effective income tax rate was 36.6% for the three months ended June 30, 2009, compared to an effective income tax rate of 36.0% for the three months ended June 30, 2008. Depending on the outcome of certain income tax contingencies, up to an additional $2.1 million of additional tax benefits may be reflected in our 2009 results of operations from the resolution of tax contingency reserves.

Net income: Net income for the three months ended June 30, 2009 decreased by 6% to $25.5 million from $27.0 million in the same period of the prior year, and diluted earnings per share declined 2% from $0.43 for the three months ended June 30, 2008 to $0.42 for the same period of 2009. Diluted EPS declined at a slower pace than net income due to the repurchase of the Company’s common stock during the fourth quarter of 2008 and the six months ended June 30, 2009.

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2009 and June 30, 2008

The Company recorded net income of $41.8 million for the six months ended June 30, 2009, a $3.8 million, or 8% decline from the $45.6 million for the six months ended June 30, 2008. The decrease in net income for the six months ended June 30, 2009, is primarily attributable to a $12.8 million or 16% decline in operating income partially offset by lower effective borrowing rates and the appreciation in the fair value of investments held in the Company’s non-qualified employee benefit plans compared to the prior year. Operating income declined $12.8 million as the Company’s franchising revenues (total revenues excluding marketing and reservations revenues and hotel operations) declined $22.0 million or 16%. The decline in franchising revenues was primarily due to a 13.4% decline in RevPAR and fewer initial and relicensing fee contracts executed compared to the prior year. The decline in franchising revenues was partially offset by a $9.3 million or 16% decline in SG&A costs from the same period of the prior year. SG&A expenses for the six months ended June 30, 2008 included charges of $6.5 million resulting from employee termination benefits and benefits paid due to the acceleration of the Company’s management succession plan. SG&A costs for the six months ended June 30, 2009 include charges totaling $2.3 million resulting from a loss on sublease of office space and employee termination benefits.

Summarized financial results for the six months ended June 30, 2009 and 2008 are as follows:

(in thousands, except per share amounts)	2009	2008
REVENUES:
Royalty fees	$98,370	$111,556
Initial franchise and relicensing fees	6,642	14,190
Procurement services	10,162	9,814
Marketing and reservation	137,338	153,762
Hotel operations	2,297	2,330
Other	2,692	4,323

Total revenues	257,501	295,975

OPERATING EXPENSES:
Selling, general and administrative	48,537	57,830
Depreciation and amortization	4,147	4,127
Marketing and reservation	137,338	153,762
Hotel operations	1,614	1,626

Total operating expenses	191,636	217,345

Operating income	65,865	78,630

OTHER INCOME AND EXPENSES, NET:
Interest expense	2,805	6,530
Interest and other investment (income) loss	(2,341)	927
Equity in net income of affiliates	(443)	(502)

Total other income and expenses, net	21	6,955

Income before income taxes	65,844	71,675
Income taxes	24,033	26,090

Net income	$41,811	$45,585

Weighted average shares outstanding – diluted	60,708	63,200

Diluted earnings per share	$0.69	$0.72

Management analyzes its business based on franchising revenues, which is total revenues excluding marketing and reservation revenues and hotel operations, and franchise operating expenses that are reflected as selling, general and administrative expenses.

Franchising Revenues: Franchising revenues were $117.9 million for the six months ended June 30, 2009 compared to $139.9 million for the six months ended June 30, 2008. The decline in franchising revenues is primarily due to a 12% decline in royalty revenues, a 53% decrease in initial franchise and relicensing fees and a 38% decrease in other income.

Domestic royalty fees for the six months ended June 30, 2009 decreased $10.1 million to $89.2 million from $99.3 million in the six months ended June 30, 2008, a decrease of 10%. The decrease in royalties is attributable to a combination of factors including a 13.4% decline in RevPAR offset by a 4.5% increase in the number of domestic franchised hotel rooms and an increase in the effective royalty rate of the domestic hotel system from 4.20% to 4.26%. System-wide RevPAR declined due to a 570 basis point decline in occupancy and a 2.9% decline in average daily rates.

A summary of the Company’s domestic franchised hotels operating information is as follows:

	For the Six Months Ended June 30, 2009*			For the Six Months Ended June 30, 2008*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$75.01	50.5%	$37.90	$76.67	56.4%	$43.22	(2.2)%	(590	)bps	(12.3)%
Comfort Suites	85.14	51.2%	43.56	88.35	59.3%	52.41	(3.6)%	(810	)bps	(16.9)%
Sleep	68.94	49.6%	34.20	70.33	56.4%	39.66	(2.0)%	(680	)bps	(13.8)%

Midscale without Food & Beverage	76.57	50.5%	38.70	78.41	57.0%	44.71	(2.3)%	(650	)bps	(13.4)%

Quality	66.15	43.3%	28.64	68.85	48.7%	33.56	(3.9)%	(540	)bps	(14.7)%
Clarion	75.98	40.5%	30.76	82.06	47.0%	38.58	(7.4)%	(650	)bps	(20.3)%

Midscale with Food & Beverage	68.10	42.7%	29.08	71.73	48.4%	34.69	(5.1)%	(570	)bps	(16.2)%

Econo Lodge	52.68	40.3%	21.24	52.63	43.1%	22.66	0.1%	(280	)bps	(6.3)%
Rodeway	50.41	40.0%	20.16	51.40	44.6%	22.93	(1.9)%	(460	)bps	(12.1)%

Economy	52.03	40.2%	20.93	52.31	43.4%	22.72	(0.5)%	(320	)bps	(7.9)%

MainStay	70.90	55.3%	39.19	71.77	62.7%	44.99	(1.2)%	(740	)bps	(12.9)%
Suburban	42.76	53.9%	23.05	42.19	63.5%	26.81	1.4%	(960	)bps	(14.0)%

Extended Stay	50.68	54.3%	27.51	49.77	63.3%	31.52	1.8%	(900	)bps	(12.7)%

Total	$69.57	46.5%	$32.37	$71.63	52.2%	$37.36	(2.9)%	(570	)bps	(13.4)%

*	Operating statistics represent hotel operations from December through May

There were 96 net domestic franchise additions during the six months ended June 30, 2009 compared to 148 net domestic franchise additions during the six months ended June 30, 2008. Gross domestic franchise additions decreased from 247 for the six months ended June 30, 2008 to 233 for the same period in 2009. New construction hotels represented 73 of the gross domestic additions during the six months ended June 30, 2009 compared to 70 hotels in the same period of the prior year. Gross domestic additions for conversion hotels during the six months ended June 30, 2009 declined by 17 to 160 hotels compared to the same period of the prior year. The Company expects the number of new franchise additions that will open during 2009 to decline slightly from 497 in 2008 to approximately 466 hotels in 2009.

Net domestic franchise terminations increased to 137 for the six months ended June 30, 2009 from 99 for the same period of the prior year primarily due to an increase in net terminations of the Company’s economy brand hotels. The Company has continued to execute its strategy to replace franchised hotels that do not meet our brand standards or are underperforming in their market. As the competition gets stronger and more focused on limited service franchising, the Company will continue to focus on improving its system of hotels and utilizing the domestic hotels under construction, awaiting conversion or approved for development as a strong platform for continued system growth.

International royalties decreased $3.0 million or 25% from $12.2 million in the first six months of 2008 to $9.2 million for the same period in 2009 primarily due to foreign currency fluctuations and lower international RevPAR resulting from the current global economic recession.

New domestic franchise agreements executed in the six months ended June 30, 2009 totaled 178 representing 13,463 rooms compared to 331 agreements representing 27,290 rooms executed in the first six months of 2008. During the first six months of 2009, 22 of the executed agreements were for new construction hotel franchises, representing 1,678 rooms, compared to 116 contracts, representing 8,687 rooms for the same period a year ago. Conversion hotel franchise executed contracts totaled 156 representing 11,785 rooms for the six months ended June 30, 2009 compared to 215 agreements representing 18,603 rooms for the same period a year ago. Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise agreements decreased 57% to $4.1 million for the six months ended June 30, 2009 from $9.5 million for the six months ended June 30, 2008. The decline in revenues primarily reflects fewer executed agreements compared to the same period of the prior year and a decline in average initial fees earned.

A summary of executed domestic franchise agreements by brand for the six months ended June 30, 2009 and 2008 is as follows:

	For the Six Months Ended June 30, 2009			For the Six Months Ended June 30, 2008			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	2	15	17	22	27	49	(91)%	(44)%	(65)%
Comfort Suites	5	1	6	42	3	45	(88)%	(67)%	(87)%
Sleep	7	2	9	32	2	34	(78)%	0%	(74)%

Midscale without Food & Beverage	14	18	32	96	32	128	(85)%	(44)%	(75)%

Quality	2	64	66	2	75	77	0%	(15)%	(14)%
Clarion	—	14	14	5	21	26	(100)%	(33)%	(46)%

Midscale with Food & Beverage	2	78	80	7	96	103	(71)%	(19)%	(22)%

Econo Lodge	—	29	29	1	39	40	(100)%	(26)%	(28)%
Rodeway	1	28	29	2	48	50	(50)%	(42)%	(42)%

Economy	1	57	58	3	87	90	(67)%	(34)%	(36)%

MainStay	1	1	2	1	—	1	0%	NM	100%
Suburban	2	—	2	4	—	4	(50)%	NM	(50)%

Extended Stay	3	1	4	5	—	5	(40)%	NM	(20)%

Ascend Collection	—	2	2	—	—	—	NM	NM	NM
Cambria Suites	2	—	2	5	—	5	(60)%	NM	(60)%

Total Domestic System	22	156	178	116	215	331	(81)%	(27)%	(46)%

Relicensing contracts declined from 182 for the six months ended June 30, 2008 to 74 for the six months ended June 30, 2009. As a result of the decline in contracts, relicensing fees declined 47% to $2.5 million for the six months ended June 30, 2009 from $4.7 million for the six months ended June 30, 2008. Due to current economic conditions, the Company projects that the level of relicensing activity will continue to decline in 2009 until credit market conditions improve.

Other income decreased $1.6 million or 38% to $2.7 million for the six months ended June 30, 2009 compared to the same period last year primarily due to fewer liquidated damage collections related to the early termination of franchise agreements.

Selling, General and Administrative Expenses: The cost to operate the franchising business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $48.5 million for the six months ended June 30, 2009, a $9.3 million or 16% decrease from the six months ended June 30, 2008. SG&A expenses for the six months ended June 30, 2008 included charges of $6.5 million resulting from employee termination benefits and benefits paid due to the acceleration of the Company’s management succession plan. SG&A costs for the six months ended June 30, 2009 include charges totaling $2.3 million resulting from a loss on sublease of office space and employee termination benefits. Excluding these charges, SG&A costs declined $5.1 million for the six months ended June 30, 2009 from the same period of the prior year primarily due to cost containment initiatives as well as lower variable management incentive and franchise sales compensation.

During the six months ended June 30, 2009, the Company recorded a $1.5 million charge to SG&A expense related to the sublease of a portion of its office space. The loss on the sublease of office space represents a $1.0 million charge resulting from the fair value of the Company’s operating lease rental payments exceeding the anticipated revenue from the operating sublease and a $0.5 million impairment charge related to the office leasehold improvements.

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

Total marketing and reservations revenues were $137.3 million and $153.8 million for the six months ended June 30, 2009 and 2008, respectively. Depreciation and amortization attributable to marketing and reservation activities was $4.9 million for the six months ended June 30, 2009 compared to $4.1 million for the six months ended June 30, 2008. Interest expense attributable to reservation activities was $0.2 million and $0.1 million for the six month periods ended June 30, 2009 and 2008, respectively.

Other Income and Expenses, Net: Other income and expenses, net, declined $6.9 million from an expense of $7.0 million for the six months ended June 30, 2008. Interest expense decreased $3.7 million from $6.5 million for the six months ended June 30, 2008 to $2.8 million for the same period of 2009. Interest expense decreased due to a decline in the Company’s weighted average interest rate from 3.0% as of June 30, 2008 to 1.1% as of June 30, 2009, partially offset by higher outstanding borrowings. The decline in the weighted average interest rate is due to the Company’s repayment of its $100 million Senior Notes in May 2008 with proceeds from the Revolver which carried an interest rate of 7.2% and lower variable borrowing costs on the Company’s $350 million senior unsecured revolving credit agreement (“the Revolver”). Interest and other investment income increased $3.3 million due to the appreciation in the fair value of investments held in the Company’s non-qualified employee benefit plans compared to the prior year.

Income Taxes: The Company’s effective income tax rate was 36.5% for the six months ended June 30, 2009, compared to an effective income tax rate of 36.4% for the six months ended June 30, 2008. Depending on the outcome of certain income tax contingencies, up to an additional $2.1 million of additional tax benefits may be reflected in our 2009 results of operations from the resolution of tax contingency reserves.

Net income: Net income for the six months ended June 30, 2009 decreased by 8% to $41.8 million from $45.6 million in the same period of the prior year, and diluted earnings per share declined 4% from $0.72 for the six months ended June 30, 2008 to $0.69 for the same period of 2009. Diluted EPS declined at a slower pace than net income due to the repurchase of the Company’s common stock during the fourth quarter of 2008 and the six months ended June 30, 2009.

Liquidity and Capital Resources

Net cash provided by operating activities increased $10.6 million to $48.4 million for the six months ended June 30, 2009 from $37.8 million for the same period of 2008. The increase in cash flows from operating activities primarily reflects the timing of income tax payments as well as other working capital items, partially offset by investments in marketing and reservation activities.

Net cash advanced for marketing and reservations activities totaled $19.5 million and $14.2 million during the six months ended June 30, 2009 and 2008, respectively. Cash advances related primarily to planned increases in advertising and promotional cost spending versus fees collected and the seasonality of the business. Based on the current economic conditions, the Company expects marketing and reservation activities to be a net use of cash for the year ended December 31, 2009 ranging between $10 million and $15 million.

Cash used in investing activities was $7.7 million for both the six months ended June 30, 2009 and 2008. During the six months ended June 30, 2009 and 2008, capital expenditures totaled $5.0 million and $5.5 million, respectively. Capital expenditures for 2009 primarily include upgrades of system-wide property and yield management systems, improvements to Company facilities and the purchase of computer software and equipment. In addition, the Company occasionally provides financing to franchisees for property improvements, hotel development efforts and other purposes. During the six months ended June 30, 2009 and 2008, the Company advanced $1.3 million and $1.7 million, respectively for these purposes. At June 30, 2009, the Company had commitments to extend an additional $5.5 million for these purposes provided certain conditions are met by its franchisees, of which $2.5 million is expected to be advanced in the next twelve months.

Financing cash flows relate primarily to the Company’s borrowings under its credit lines, treasury stock purchases and dividends. On June 16, 2006, the Company entered into a new $350 million senior unsecured revolving credit agreement (the “Revolver”), with a syndicate of lenders. The Revolver allows the Company to borrow, repay and reborrow revolving loans up to $350 million (which includes swingline loans for up to $20 million and standby letters of credit of up to $30 million) until the scheduled maturity date of June 16, 2011. The Company has the ability to request an increase in available borrowings under the Revolver by an additional amount of up to $150 million by obtaining the agreement of the existing lenders to increase their lending commitments or by adding additional lenders. The rate of interest generally applicable for revolving loans under the Revolver is, at the Company’s option, equal to either (i) the greater of the prime rate or the federal funds effective rate plus 50 basis points, or (ii) an adjusted LIBOR rate plus a margin between 22 and 70 basis points based on the Company’s credit rating. The Revolver requires the Company to pay a quarterly facility fee, based upon the credit rating of the Company, at a rate between 8 and 17 1/2 basis points, on the full amount of the commitment (regardless of usage). The Revolver also requires the payment of a quarterly usage fee, based upon the credit rating of the Company, at a rate between 10 and 12 1/2 basis points, on certain amounts outstanding under the commitment, at all times when the amount borrowed under the Revolver exceeds 50% of the total commitment. The Revolver includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage. The Revolver also restricts the Company’s ability to make certain investments, incur certain debt, and dispose of assets, among other restrictions. As of June 30, 2009, the Company had $304.1 million of revolving loans outstanding pursuant to the Revolver and was in compliance with all covenants.

The proceeds of the Revolver are used for general corporate purposes, including working capital, debt repayment, stock repurchases, dividends and investments.

The Company has a line of credit with a bank providing up to an aggregate of $5 million of borrowings, which is due upon demand. Borrowings under the line of credit bear interest at the lender’s sole option at either of the following rates (i) prime rate or (ii) LIBOR rate plus 0.80% per annum; due monthly and upon demand for final payment. As of June 30, 2009, no amounts were outstanding pursuant to this line of credit.

As of June 30, 2009, total debt outstanding for the Company was $304.1 million. No outstanding debt amounts at June 30, 2009 were scheduled to mature at the twelve months ending June 30, 2010.

On May 4, 2009, the Company declared a cash dividend of $0.185 per share (or approximately $11.0 million in the aggregate), which was paid on July 17, 2009 to shareholders of record on July 2, 2009. Dividends paid in the six months ended June 30, 2009 were approximately $22.3 million.

The Company currently maintains the payment of a quarterly dividend on its common shares outstanding, however, the declaration of future dividends are subject to the discretion of our board of directors. We expect that cash dividends will continue to be paid in the future, subject to future business performance, economic conditions and changes in tax regulations. Based on our present dividend rate and outstanding share count, aggregate annual dividends for 2009 would be approximately $44.4 million.

During the six months ended June 30, 2009, the Company repurchased 1.3 million shares of its common stock under the share repurchase program at a total cost of $34.9 million for an average price of $26.63. Since the program’s inception through June 30, 2009, we have repurchased 42.1 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $985.5 million. Considering the effect of the two-for-one stock split, the Company has repurchased 75.1 million shares at an average price of $13.12 per share through June 30, 2009. At June 30, 2009 the Company had 4.7 million shares remaining under the current stock repurchase authorization of the board of directors. Upon completion of the current authorization, our board of directors will evaluate the propriety of additional share repurchases. Subsequent to June 30, 2009 through August 7, 2009, the Company repurchased an additional 0.5 million shares of its common stock at a total cost of $12.5 million under its share repurchase program.

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

The Company collects a percentage of program members’ room revenue from participating franchises. Revenues are deferred in an amount equal to the fair value of the future redemption obligation. A third-party actuary estimates the eventual redemption rates and point values using various actuarial methods. These judgmental factors determine the required liability attributable to outstanding points. Upon redemption of points, the Company recognizes the previously deferred revenue as well as the corresponding expense relating to the cost of the awards redeemed. Revenues in excess of the estimated future redemption obligation are recognized when earned to reimburse the Company for costs incurred to operate the program, including administrative costs, marketing, promotion, and performing member services. Costs to operate the program, excluding estimated redemption values, are expensed when incurred.

Impairment Policy.

We evaluate the fair value of goodwill to assess potential impairments on an annual basis, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. We evaluate impairment of goodwill by comparing the fair value of our net assets with the carrying amount of goodwill.

We evaluate the potential impairment of property and equipment and other long-lived assets, including franchise rights on an annual basis or whenever an event or other circumstance indicates that we may not be able to recover the carrying value of the asset. Our evaluation is based upon future cash flow projections. During the three months ended June 30, 2009, the Company recorded an impairment charge related to leasehold improvements for office space that was subleased. The Company determined the fair value of these impaired assets based on the present value of the corresponding sublease payments related to the use of the leasehold improvements. As a result, the Company recognized a $0.5 million charge in SG&A expense which represented the difference between the estimated fair value of the leasehold improvements and their carrying value. Significant management judgment is involved in developing these projections, and they include inherent uncertainties. If different projections had been used in the current period, the balances for non-current assets could have been materially impacted. Furthermore, if management uses different projections or if different conditions occur in future periods, future-operating results could be materially impacted.

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

In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan (“EDCP”) which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust. A participant may elect an investment return of either the annual yield of the Moody’s Average Corporate Bond Rate Yield Index plus 300 basis points, or a return based on a selection of available diversified investment options. As of June 30, 2009 and December 31, 2008, the Company recorded a deferred compensation liability of $17.4 million and $20.2 million, respectively related to these deferrals and credited investment returns. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of the diversified investments.

The Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that partially offset the earnings credited to the participants. The diversified investments held in the trusts totaled $19.2 million and $15.7 million as of June 30, 2009 and December 31, 2008, respectively, and are recorded at their fair value, based on quoted market prices. The change in the fair value of the diversified assets held in trust is recorded in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) as trading security income (loss) and is included in other income and expenses, net in the accompanying statements of income.

In 1997, the Company adopted the Choice Hotels International, Inc. Nonqualified Retirement Savings and Investment Plan (“Non-Qualified Plan”). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. As of June 30, 2009 and December 31, 2008, the Company had recorded a deferred compensation liability of $10.4 million and $10.5 million, respectively related to these deferrals. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of the diversified investments.

The diversified investments held in the trusts were $9.7 million and $9.6 million as of June 30, 2009 and December 31, 2008, respectively, and are recorded at their fair value, based on quoted market prices. The change in the fair value of the diversified assets held in trust is recorded in accordance with SFAS No. 115 as trading security income (loss) and is included in other income and expenses, net in the accompanying statements of income. In addition, at June 30, 2009 and December 31, 2008, the Non-Qualified Plan held shares of the Company’s common stock with a market value of $0.7 million and $0.9 million, respectively.

We are subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock. The diversified investments held in the Non-Qualified Plan and EDCP include investments primarily in equity and debt securities and cash and cash equivalents.

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

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS No. 166”). SFAS No. 166 will require more information about transfers of financial assets, eliminates the qualifying special purpose entity (“QSPE”) concept, changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS No. 166 is effective for the first annual reporting period that begins after November 15, 2009. We are currently evaluating the impact, if any, of these guidelines.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a QSPE. SFAS No. 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS No. 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS No. 167 will become effective January 1, 2010. We are currently evaluating the impact, if any, of these guidelines.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS No. 168”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS No. 168 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. SFAS No.168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. The Company will update its financial statement disclosures as appropriate upon adoption of this standard in the third quarter of 2009.

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

The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company’s foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including in certain circumstances the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which had a carrying value of $28.9 million and $25.4 million at June 30, 2009 and December 31, 2008, respectively, which we account for as trading securities under SFAS No. 115. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.

At June 30, 2009 and December 31, 2008, the Company had $304.1 million and $284.4 million of debt outstanding at a weighted average effective interest rate of 1.1% and 2.4%, respectively. A hypothetical change of 10% in the Company’s effective interest rate from June 30, 2009 levels would increase or decrease interest expense by $0.3 million. The Company expects to refinance its long-term debt obligations prior to their scheduled maturities.

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

An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.

There has been no change in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30 , 2009, that materially affected, or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

Issuer Purchases of Equity Securities

The following table sets forth purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the six months ended June 30, 2009.

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1),(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2009	300,656	$27.57	299,513	5,664,324
February 28, 2009	419,000	26.24	372,062	5,292,262
March 31, 2009	887	25.62	—	5,292,262
April 30, 2009	—	—	—	5,292,262
May 31, 2009	284,582	27.01	277,900	5,014,362
June 30, 2009	359,822	26.00	359,600	4,654,762

Total	1,364,947	$26.63	1,309,075	4,654,762

(1)	The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998.
(2)

During the six months ended June 30, 2009, the Company redeemed 55,872 shares of common stock from employees to satisfy minimum tax-withholding requirements related to the vesting of restricted stock and PVRSU grants. These redemptions were not part of the board repurchase authorization.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 4, 2009. At the meeting, Fiona P. Dias, Stephen P. Joyce and Scott A. Renschler were each elected to a three-year term expiring in 2012. The terms of the following directors continued after the meeting:

Stewart Bainum, Jr.

John T. Schwieters

William L. Jews

David C. Sullivan

Gordon A. Smith

Ervin R. Shames

The Company’s shareholders voted to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.

The following table summarizes the results of the voting for each matter voted upon at the annual meeting.

	Votes Cast
	For	Against	Withheld	Abstentions	Broker Non-Votes
Election of Fiona P. Dias	50,109,957	—	5,265,568	—	—
Election of Stephen P. Joyce	51,618,716	—	3,756,809	—	—
Election of Scott A. Renschler	49,681,166	—	5,694,359	—	—
Ratification of Appointment of PricewaterhouseCoopers LLP	55,286,328	39,816	—	49,381	—

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number and Description

Exhibit Number	Description
3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

3.02(a)	Amended and Restated Bylaws of Choice Hotels International, Inc.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Filed herewith
(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Registration Statement on Form S-4, filed August 31, 1998 (Reg. No. 333-62543).

(b) Reports on Form 8-K

The Company filed a report on Form 8-K, dated April 30, 2009, reporting that a press release dated April 30, 2009 had been issued reporting the Company’s earnings for the three months ended March 31, 2009.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

Date: August 5, 2009	By:	/s/ David L. White
David L. White
Senior Vice President, Chief Financial Officer & Treasurer