Form 10-Q
period 2009-09-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2009-11-06
CIK 1046311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CLASS	SHARES OUTSTANDING AT SEPTEMBER 30, 2009
Common Stock, Par Value $0.01 per share	59,528,795

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUES:
Royalty fees	$66,401	$76,595	$164,771	$188,151
Initial franchise and relicensing fees	2,957	7,012	9,599	21,202
Procurement services	3,922	3,836	14,084	13,650
Marketing and reservation	90,465	100,811	227,803	254,573
Hotel operations	934	1,353	3,231	3,683
Other	1,297	1,604	3,989	5,927

Total revenues	165,976	191,211	423,477	487,186

OPERATING EXPENSES:
Selling, general and administrative	24,517	25,579	73,054	83,409
Depreciation and amortization	2,105	2,038	6,252	6,165
Marketing and reservation	90,465	100,811	227,803	254,573
Hotel operations	764	914	2,378	2,540

Total operating expenses	117,851	129,342	309,487	346,687

Operating income	48,125	61,869	113,990	140,499

OTHER INCOME AND EXPENSES, NET:
Interest expense	926	2,157	3,731	8,687
Interest and other investment (income) loss	(2,961)	2,402	(5,302)	3,329
Equity in net income of affiliates	(336)	(436)	(779)	(938)

Total other income and expenses, net	(2,371)	4,123	(2,350)	11,078

Income before income taxes	50,496	57,746	116,340	129,421
Income taxes	17,688	21,831	41,721	47,921

Net income	$32,808	$35,915	$74,619	$81,500

Weighted average shares outstanding-basic	59,733	62,836	60,241	62,606

Weighted average shares outstanding-diluted	59,818	63,390	60,412	63,253

Basic earnings per share	$0.55	$0.57	$1.24	$1.30

Diluted earnings per share	$0.55	$0.57	$1.24	$1.29

Cash dividends declared per share	$0.185	$0.185	$0.555	$0.525

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$63,645	$52,680
Receivables (net of allowance for doubtful accounts of $6,008 and $5,256, respectively)	51,396	43,141
Deferred income taxes	8,223	8,223
Income taxes receivable	1,450	3,181
Other current assets	11,099	12,991

Total current assets	135,813	120,216
Property and equipment, at cost, net	42,928	45,291
Goodwill	65,813	65,813
Franchise rights and other identifiable intangibles, net	25,552	27,763
Receivable – marketing and reservation fees	32,903	13,527
Investments, employee benefit plans, at fair value	19,865	25,360
Deferred income taxes	20,335	20,323
Other assets	9,819	9,926

Total assets	$353,028	$328,219

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$40,067	$41,648
Accrued expenses	32,608	38,249
Deferred revenue	52,456	47,004
Income taxes payable	21,910	1,206
Deferred compensation and retirement plan obligations	2,190	6,960

Total current liabilities	149,231	135,067

Long-term debt	292,300	284,400
Deferred compensation and retirement plan obligations	35,654	33,462
Other liabilities	8,753	12,960

Total liabilities	485,938	465,889

Commitments and contingencies

SHAREHOLDERS’ DEFICIT
Common stock, $0.01 par value, 160,000,000 shares authorized; 95,345,362 shares issued at September 30, 2009 and December 31, 2008 and 59,528,795 and 60,704,852 shares outstanding at September 30, 2009 and December 31, 2008, respectively	595	607
Additional paid-in capital	86,156	90,141
Accumulated other comprehensive loss	(1,318)	(3,472)
Treasury stock (35,816,567 and 34,640,510 shares at September 30, 2009 and December 31, 2008, respectively), at cost	(870,085)	(835,186)
Retained earnings	651,742	610,240

Total shareholders’ deficit	(132,910)	(137,670)

Total liabilities and shareholders’ deficit	$353,028	$328,219

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, IN THOUSANDS)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$74,619	$81,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,252	6,165
Provision for bad debts	1,643	870
Non-cash stock compensation and other charges	8,796	9,989
Non-cash interest and other (income) loss	(4,953)	4,489
Dividends received from equity method investments	819	673
Equity in net income of affiliates	(779)	(938)
Changes in assets and liabilities:
Receivables	(9,409)	(8,646)
Receivable – marketing and reservation fees, net	(13,742)	(3,803)
Accounts payable	(2,061)	(16,061)
Accrued expenses	(5,754)	(5,416)
Income taxes payable/receivable	22,314	16,750
Deferred income taxes	—	782
Deferred revenue	5,349	1,292
Other assets	2,087	2,465
Other liabilities	(5,215)	2,280

Net cash provided by operating activities	79,966	92,391

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(7,539)	(7,873)
Issuance of notes receivable	(1,731)	(6,411)
Collections of notes receivable	190	368
Purchases of investments, employee benefit plans	(3,239)	(6,908)
Proceeds from sale of investments, employee benefit plans	13,839	6,857
Other items, net	(447)	(965)

Net cash provided (used) in investing activities	1,073	(14,932)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	—	(100,000)
Net borrowings pursuant to revolving credit facility	7,900	62,000
Purchase of treasury stock	(57,042)	(1,568)
Excess tax benefits from stock-based compensation	4,374	4,653
Dividends paid	(33,335)	(31,626)
Proceeds from exercise of stock options	6,744	6,085

Net cash used in financing activities	(71,359)	(60,456)

Net change in cash and cash equivalents	9,680	17,003
Effect of foreign exchange rate changes on cash and cash equivalents	1,285	(853)
Cash and cash equivalents at beginning of period	52,680	46,377

Cash and cash equivalents at end of period	$63,645	$62,527

Supplemental disclosure of cash flow information:
Cash payments during the period for:
Income taxes, net of refunds	$16,726	$25,387
Interest	$4,268	$9,251
Non-cash financing activities:
Declaration of dividends	$33,117	$32,695
Issuance of restricted shares of common stock	$7,150	$9,427
Issuance of performance vested restricted stock units	$461	—
Issuance of treasury stock to employee stock purchase plan	$465	$384

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. As of September 30, 2009 and December 31, 2008, $3.4 million and $7.6 million, respectively, of book overdrafts representing outstanding checks in excess of funds on deposit are included in accounts payable in the accompanying consolidated balance sheets.

The Company maintains cash balances in domestic banks, which at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation. In addition, the Company also maintains cash balances in international banks which do not provide deposit insurance.

Recently Adopted Accounting Guidance

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position Emerging Issues Task Force No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, which is now included in FASB Accounting Standards Codification (“ASC”) 260, “Earnings Per Share” This guidance has clarified that all share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Therefore, awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied rather than the treasury stock method. This revised guidance is effective for fiscal years beginning after December 15, 2008. In addition, once effective, all prior period earnings per share data presented must be adjusted retrospectively.

The Company’s outstanding unvested restricted stock awards contain rights to non-forfeitable dividends and as a result, the Company applied this guidance in the first quarter of 2009. The two-class method of calculating earnings per share is more dilutive to both basic and diluted shares outstanding than the previously utilized treasury stock method. In accordance with the guidance, the Company has retrospectively adjusted its basic and diluted shares outstanding for the three and nine months ended September 30, 2008. As a result, basic and diluted earnings per share for the nine months ended September 30, 2008 were revised from $1.31 to $1.30 and $1.30 to $1.29 per share, respectively. Basic earnings per share for the three months ended September 30, 2008 has been revised from $0.58 to $0.57 per share and diluted earnings per share for the three months ended September 30, 2008 remained unchanged. Additionally, basic and diluted earnings per share for the year ended December 31, 2008 were reduced from $1.62 to $1.61 and $1.60 to $1.59 per share, respectively. See Note 12 “Earnings per Share” for additional information.

On January 1, 2009 the Company adopted the provision of Statement of Financial Accounting Standard (“SFAS”) No. 141 (revised 2007), “Business Combinations”, which has been codified into FASB ASC 805, “Business Combinations”. This provision now requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction whether full or partial acquisition, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, requires expensing of most transaction and restructuring costs, and requires the acquirer to disclose all information needed to evaluate and understand the nature and financial effect of the business combination. The adoption of these provisions did not have an impact on our consolidated financial statements, but will have an impact on the accounting for future business combinations.

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51”, which is now included in FASB ASC 810, “Consolidation”. This guidance requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Expanded disclosures are also required in the consolidated financial statements that identify and distinguish between the interests of the parent’s owners and the interests of the non-controlling owners of a subsidiary. The Company adopted this guidance on January 1, 2009 and it did not have a material effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”, now included in FASB ASC 815 “Derivatives and Hedging” (“ASC 815”). This guidance requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. Entities are also now required to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, also included in ASC 815, have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. This guidance was effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement on January 1, 2009 did not have a material effect on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3, “Determination of the Useful Life of Intangible Assets”, now included in FASB ASC 350-30, “Intangibles – Goodwill and Other”. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”, now included in FASB ASC 350. This guidance became effective for the Company on January 1, 2009 and the Company will apply it prospectively to intangible assets acquired.

In September 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement”, now included in FASB ASC 820, “Fair Value Measurements and Disclosures”. This literature provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. This guidance is effective for the first reporting period beginning after December 15, 2008. The implementation of this guidance on January 1, 2009 did not have a material effect on our consolidated financial statements.

In December 2008, the FASB issued EITF Issue No. 08-6, “Equity Method Investment Accounting Consideration,” now included in FASB ASC 323, “Investments – Equity Method and Joint Ventures”, effective for fiscal years beginning after December 15, 2008. This guidance requires an equity method investor to account for its initial investment at cost and shall not separately test an investee’s underlying indefinite-lived intangible assets for impairment. It also requires an equity method investor to account for share issuance by an investee as if the investor had sold a proportionate share of its investment. The resulting gain or loss shall be recognized in earnings. The implementation of this guidance on January 1, 2009 did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, now included in FASB ASC 825-10 “Financial Instruments”. This guidance now requires disclosures about fair value of financial instruments in interim reporting periods. These disclosures were previously only required in annual financial statements. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, now included in FASB ASC 320, “Investments – Debt and Equity Securities”. This guidance modifies the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The adoption of this guidance has not had a material effect on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset of Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, now included in FASB ASC 820, “Fair Value Measurements and Disclosures”, which provides additional guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased. This guidance emphasizes that even if there has been a significant decrease in the volume and level of market activity for the asset or liability and regardless of the valuation techniques used, the objective of a fair value measurement remains the same. In addition, the statement provides guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of this guidance did not have a material impact on the Company’s financial statements.

During May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, now included in FASB ASC 855, “Subsequent Events”, which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company’s disclosures have been updated to reflect the adoption of this standard.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, now included in FASB ASC 105, “Generally Accepted Accounting Principles”. This guidance establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. This guidance explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants and is effective for the Company’s current reporting period. The Company has updated its financial statement disclosures to reflect the adoption of this standard.

2. Notes Receivable

	September 30, 2009	December 31, 2008
	(In thousands)
Forgivable notes receivable	$7,938	$8,016
Mezzanine and other notes receivables	12,285	12,105

	20,223	20,121
Loan reserves	(9,576)	(9,564)

Total	$10,647	$10,557

Current portion, net	$2,389	$2,219
Long-term portion, net	8,258	8,338

Total	$10,647	$10,557

We classify notes receivable due within one year as current assets and notes receivable with a maturity greater than one year as other assets in the Company’s consolidated balance sheets.

Forgivable Notes Receivable

From time to time, the Company provides financing to franchisees for property improvements and other purposes in the form of forgivable promissory notes. The terms of the notes range from 3 to 10 years, bearing market interest rates, and are forgiven and amortized over that time period if the franchisee remains in the system in good standing. As of September 30, 2009 and December 31, 2008, the unamortized balance of these notes totaled $7.9 million and $8.0 million, respectively. The Company has an allowance for credit losses on these forgivable notes receivable of $0.8 million at both September 30, 2009 and December 31, 2008. Amortization expense included in the accompanying consolidated statements of income related to the notes was $0.5 million and $1.5 million for the three and nine months ended September 30, 2009, respectively. Amortization expense for the three and nine months ended September 30, 2008 relating to the notes was $0.4 million and $1.3 million, respectively. At September 30, 2009, the Company had commitments to extend an additional $5.1 million in forgivable notes receivable provided certain commitments are met by its franchisees.

Mezzanine and Other Notes Receivable

The Company has provided financing to franchisees in support of the development of Cambria Suites properties. These notes include non-interest bearing receivables as well as notes bearing market interest and are due upon maturity. Non-interest bearing notes receivable at December 31, 2008 were recorded net of their unamortized discounts totaling $0.02 million. Interest income associated with these notes receivable is reflected in the accompanying consolidated statements of income under the caption interest and other investment (income) loss. We do not accrue interest on notes receivable that are impaired. The Company has an $8.6 million allowance for credit losses on impaired loans at both September 30, 2009 and December 31, 2008. In addition, at both September 30, 2009 and December 31, 2008, the Company has provided loan reserves on non-impaired loans totaling $0.1 million. The Company records bad debt expense in selling, general and administrative (“SG&A”) expenses in the accompanying consolidated statements of income.

3. Receivable – Marketing and Reservation Fees

As of September 30, 2009 and December 31, 2008, the Company’s balance sheet includes a receivable of $22.0 million and $13.5 million, respectively from cumulative marketing expenses incurred in excess of cumulative marketing fees earned. As of September 30, 2009, the reservation fees receivable related to cumulative reservation expenses incurred in excess of cumulative reservation fees earned was $10.9 million. As of December 31, 2008, cumulative reservation fees collected exceeded expenses by $2.2 million and the excess was reflected as a long-term liability in the accompanying consolidated balance sheets. Depreciation and amortization expense attributable to marketing and reservation activities was $3.0 million and $2.3 million for the three months ended September 30, 2009 and 2008, respectively. Depreciation and amortization expense attributable to marketing and reservation activities was $7.9 million and $6.4 million for the nine months ended September 30, 2009 and 2008, respectively. Interest expense attributable to reservation activities was approximately $0.06 million and $0.05 million for the three months ended September 30, 2009 and 2008, respectively. Interest expense attributable to reservation activities was approximately $0.2 million for both the nine months ended September 30, 2009 and 2008.

4. Deferred Revenue

Deferred revenue consists of the following:

	September 30, 2009	December 31, 2008
	(In thousands)
Loyalty programs	$48,444	$42,927
Initial, relicensing and franchise fees	2,333	3,119
Procurement services	831	958
Other	848	—

Total	$52,456	$47,004

5. Debt

On June 16, 2006, the Company entered into a $350 million senior unsecured revolving credit agreement (the “Revolver”), with a syndicate of lenders. The Revolver allows the Company to borrow, repay and reborrow revolving loans up to $350 million (which includes swingline loans of up to $20 million and standby letters of credit of up to $30 million) until the scheduled maturity date of June 16, 2011. The Company has the ability to request an increase in available borrowings under the Revolver by an additional amount of up to $150 million by obtaining the agreement of the existing lenders to increase their lending commitments or by adding additional lenders. The rate of interest generally applicable for revolving loans under the Revolver is, at the Company’s option, equal to either (i) the greater of the prime rate or the federal funds effective rate plus 50 basis points, or (ii) an adjusted LIBOR rate plus a margin between 22 and 70 basis points based on the Company’s credit rating. The Revolver requires the Company to pay a quarterly facility fee, based upon the credit rating of the Company, at a rate between 8 and 17 1/2 basis points, on the full amount of the commitment (regardless of usage). The Revolver also requires the payment of a quarterly usage fee, based upon the credit rating of the Company, at a rate between 10 and 12 1/2 basis points, on certain amounts outstanding under the commitment, at all times when the amount borrowed under the Revolver exceeds 50% of the total commitment. The Revolver includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage. The Revolver also restricts the Company’s ability to make certain investments, incur certain debt, and dispose of assets, among other restrictions. As of September 30, 2009, the Company had $292.3 million of revolving loans outstanding pursuant to the Revolver and the Company was in compliance with all covenants.

The Company has a line of credit with a bank through August 31, 2010 providing up to an aggregate of $5 million of borrowings, which is due upon demand. Borrowings under the line of credit bear interest at the lender’s sole option at either of the following rates (i) prime rate or (ii) LIBOR rate plus 0.80% per annum; due monthly and upon demand for final payment. As of September 30, 2009, no amounts were outstanding pursuant to this line of credit.

As of September 30, 2009, total debt outstanding for the Company was $292.3 million. No outstanding debt amounts at September 30, 2009 were scheduled to mature during the twelve months ending September 30, 2010.

6. Pension Plan

The Company sponsors an unfunded non-qualified defined benefit plan (“SERP”) for certain senior executives. No assets are held with respect to the plan; therefore benefits are funded as paid to participants. For both the three and nine months ended September 30, 2009 and 2008, the Company recorded $0.3 million and $0.9 million, respectively for the expenses related to the SERP which are included in SG&A expense in the accompanying consolidated statements of income. Benefit payments totaling $0.4 million are currently scheduled to be remitted within the next twelve months.

The following table presents the components of net periodic benefit costs for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2009	2008	2009	2008
Components of net periodic pension cost:
Service cost	$101	$145	$303	$434
Interest cost	147	120	443	360
Amortization:
Prior service cost	58	11	173	31
Loss	—	27	—	82

Net periodic pension cost	$306	$303	$919	$907

The 2009 monthly net periodic pension costs are approximately $102,000. The components of projected pension costs for the year ended December 31, 2009 are as follows:

(in thousands)
Components of net periodic pension cost
Service cost	$404
Interest cost	591
Amortization of prior service cost	230

Net periodic pension cost	$1,225

The following is a reconciliation of the changes in the projected benefit obligation for the nine months ended September 30, 2009:

(in thousands)
Projected benefit obligation, December 31, 2008	$9,684
Service cost	303
Interest cost	443
Benefit payments	(294)

Projected benefit obligation, September 30, 2009	$10,136

The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit costs at September 30, 2009 are as follows:

(in thousands)
Transition asset (obligation)	$—
Prior service cost	(2,108)
Accumulated loss	(170)

Total	$(2,278)

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

In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan (“EDCP”) which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust. A participant may elect an investment return of either the annual yield of the Moody’s Average Corporate Bond Rate Yield Index plus 300 basis points, or a return based on a selection of available diversified investment options. As of September 30, 2009 and December 31, 2008, the Company had a deferred compensation liability of $17.1 million and $20.2 million, respectively related to these deferrals and credited investment returns. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of the diversified investments.

The Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that partially offset the earnings credited to the participants. The diversified investments held in the trusts totaled $10.1 million and $15.7 million as of September 30, 2009 and December 31, 2008, respectively, and are recorded at their fair value, based on quoted market prices. The change in the fair value of the diversified assets held in trust is recorded as trading security income (loss) and is included in other income and expenses, net in the accompanying statements of income.

In 1997, the Company adopted the Choice Hotels International, Inc. Nonqualified Retirement Savings and Investment Plan (“Non-Qualified Plan”). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. As of September 30, 2009 and December 31, 2008, the Company had recorded a deferred compensation liability of $10.6 million and $10.5 million, respectively related to these deferrals. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of the diversified investments.

The diversified investments held in the trusts are invested in the various diversified options based on participant elections and totaled $9.7 million and $9.6 million as of September 30, 2009 and December 31, 2008, respectively. These investments are recorded at their fair value, based on quoted market prices. The change in the fair value of the diversified assets held in trust is recorded as trading security income (loss) and is included in other income and expenses, net in the accompanying statements of income. In addition, at both September 30, 2009 and December 31, 2008, the Non-Qualified Plan held shares of the Company’s common stock with a market value of $0.9 million.

We are subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock. The diversified investments held in the Non-Qualified Plan and EDCP include investments primarily in equity and debt securities and cash and cash equivalents.

8. Fair Value Measurements

The Company estimates the fair value of our financial instruments utilizing a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The following summarizes the three levels of inputs, as well as the assets that we value using those levels of inputs.

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

	Fair Value Measurements at Reporting Date Using
	September 30, 2009	Level 1	Level 2	Level 3
Assets (in thousands)
Investments, employee benefits plans, at fair value	$19,865	$16,710	$3,155	$—

Total Assets	$19,865	$16,710	$3,155	$—

9. Income Taxes

The effective income tax rate 35.9% and 37.0% for the nine months ended September 30, 2009 and 2008, respectively differs from the statutory rate due to foreign income earned, which is taxed at lower rates than statutory federal income tax rates, state income taxes, the resolution of certain income tax contingencies and certain federal and state income tax credits.

As of September 30, 2009 and December 31, 2008, the Company had $3.9 million and $5.7 million of total unrecognized tax benefits of which approximately $2.2 million would affect the effective tax rate if recognized. These unrecognized tax benefits relate principally to state tax positions and stock-based compensation deductions. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the consolidated statement of income. Accrued interest and penalties was $0.8 million and $1.2 million at September 30, 2009 and December 31, 2008, respectively. The Company believes it is reasonably possible it will recognize tax benefits of up to $2.2 million within the next twelve months related to the anticipated lapse of applicable statutes of limitations regarding state tax positions and stock-based compensation deductions.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions.

The Company has substantially concluded all U.S. federal income tax matters for years through and including 2005. Substantially all material state and local and foreign income tax matters have been concluded for years through and including 2005. U.S. federal income tax returns for 2006 through 2008 are currently open for examination.

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

10. Share-Based Compensation and Capital Stock

Stock Options

The Company granted 20,735 and 537,006 options to certain employees of the Company at a fair value of $0.2 million and $4.0 million during the three and nine months ended September 30, 2009, respectively. The Company granted 580,725 options to certain employees of the Company at a fair value of $4.7 million during the nine months ended September 30, 2008. No options were granted during the three months ended September 30, 2008. The stock options granted by the Company had an exercise price equal to the market price of the Company’s common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2009 Grants	2008 Grants
Risk-free interest rate	1.83%	2.79%
Expected volatility	39.71%	30.13%
Expected life of stock option	4.4 years	4.4 years
Dividend yield	2.74%	2.00%
Requisite service period	4 years	4 years
Contractual life	7 years	7 years
Weighted average fair value of options granted	$7.41	$8.11

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

The aggregate intrinsic value of the stock options outstanding and exercisable at September 30, 2009 was $6.7 million and $4.6 million, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2009 and 2008 was $3.7 million and $0.6 million, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008 was $12.3 million and $13.3 million, respectively.

The Company received $2.1 million and $6.7 million in proceeds from the exercise of approximately 0.2 million and 0.7 million employee stock options during the three and nine month periods ended September 30, 2009, respectively. The Company received $0.2 million and $6.1 million in proceeds from the exercise of approximately 25,000 and 0.6 million employee stock options during the three and nine months ended September 30, 2008, respectively.

Restricted Stock

The following table is a summary of activity related to restricted stock grants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Restricted share grants	7,399	7,757	262,128	281,148
Weighted average grant date fair value per share	$29.56	$29.52	$27.28	$33.53
Aggregate grant date fair value ($000)	$219	$229	$7,150	$9,428
Restricted shares forfeited	23,935	6,762	35,072	50,628
Vesting service period of shares granted	4 years	3-4 years	3-4 years	3-5 years
Grant date fair value of shares vested ($000)	$212	$270	$5,469	$6,408

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

The following table is a summary of activity related to PVRSU grants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Performance vested restricted stock units granted at target	—	—	9,588	103,746
Weighted average grant date fair value per share	$—	—	$26.88	$34.17
Average aggregate grant date fair value ($000)	$—	$—	$258	$3,545
Stock units forfeited	2,035	5,024	6,046	31,025
Requisite service period	—	—	2 years	2-5 years
Grant date fair value of stock units vested ($000)	$—	$—	$963	—

During the nine months ended September 30, 2009, PVRSU grants totaling 19,761 vested. These PVRSU grants were initially granted at a target of 14,638 units; however, since the Company exceeded targeted performance conditions contained in the stock awards granted in prior periods by 135%, an additional 5,123 shares were earned and issued. No PVRSU grants vested during the three months ended September 30, 2009. In addition, no PVRSU grants vested during the three and nine months ended September 30, 2008.

A summary of stock-based award activity as of September 30, 2009 and changes during the nine months ended are presented below:

	Nine Months Ended September 30, 2009
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2009	1,950,783	$24.03		482,236	$34.93	134,604 *	$37.45
Granted	537,006	27.02		262,128	27.28	9,588	26.88
Exercised/Vested	(681,661)	9.89		(158,715)	34.46	(19,761)	48.72
Forfeited/Expired	(64,333)	37.13		(35,072)	30.62	(6,046)	39.95

Outstanding at September 30, 2009	1,741,795	$30.00	5.2 years	550,577	$31.70	118,385	$34.58

Options exercisable at September 30, 2009	649,528	$27.71	4.2 years

*	PVRSU grants outstanding at January 1, 2009 have been increased by 5,123 units due to the Company exceeding the targeted performance conditions contained in PVRSUs granted in prior periods during the nine months ended September 30, 2009.

The components of the Company’s pretax stock-based compensation expense and associated income tax benefits are as follows for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008
Stock options	$0.8	$0.5	$1.9	$3.3
Restricted stock	1.6	1.7	4.9	5.5
Performance vested restricted stock units	(0.7)	—	(0.3)	0.8

Total	$1.7	$2.2	$6.5	$9.6

Income tax benefits	$0.6	$0.8	$2.4	$3.6

During the three months ended September 30, 2009, the Company revised its estimate of the projected achievement of various performance conditions that affect the number of PVRSUs that will ultimately vest. As a result, the previously recorded stock-based compensation costs related to these PVRSUs has been reduced by approximately $0.9 million for the three and nine months ended September 30, 2009.

In conjunction with the termination of a Company officer, stock option compensation expense for the three and nine months ended September 30, 2009 included an additional $0.2 million of expense related to the acceleration of award vesting conditions. In addition, restricted stock and stock option compensation expense for the nine months ended September 30, 2008 included additional expense of $1.1 million and $0.8 million, respectively due to the acceleration of award vesting conditions and modification of award terms for an executive officer resulting from the acceleration of the Company’s management succession plan in June 2008.

Stock-based compensation expense on stock option and PVRSU grants made to a retirement eligible executive officer during the nine months ended September 30, 2008 was recognized upon issuance of the grants rather than over the awards’ vesting periods since the terms of these grants provide that the awards will vest upon retirement of the employee. Compensation costs for stock options and PVRSU grants related to vesting upon retirement eligibility totaled $1.3 million for the nine months ended September 30, 2008.

Dividends

On September 10, 2009, the Company’s board of directors declared a cash dividend of $0.185 per share (or approximately $10.9 million in the aggregate), which was paid on October 16, 2009 to shareholders of record on October 2, 2009. On May 4, 2009, the Company’s board of directors declared a cash dividend of $0.185 per share (or approximately $11.0 million in the aggregate), which was paid on July 17, 2009 to shareholders of record on July 2, 2009. On February 9, 2009, the Company’s board of directors declared a cash dividend of $0.185 per share (or approximately $11.1 million in the aggregate), which was paid on April 17, 2009 to shareholders of record on April 3, 2009.

On September 10, 2008, the Company’s board of directors declared a cash dividend of $0.185 per share (or approximately $11.6 million in the aggregate), which was paid on October 17, 2008 to shareholders of record on October 3, 2008. On April 30, 2008, the Company’s board of directors declared a cash dividend of $0.17 per share (or approximately $10.6 million in the aggregate), which was paid on July 18, 2008 to shareholders of record on July 3, 2008. On February 11, 2008, the Company’s board of directors declared a cash dividend of $0.17 per share (or approximately $10.6 million in the aggregate), which was paid on April 18, 2008 to shareholders of record on April 4, 2008.

Stock Repurchase Program

During the three and nine months ended September 30, 2009, the Company purchased 0.7 million and 2.1 million shares of common stock under the share repurchase program at a total cost of $20.5 million and $55.3 million, respectively. The Company did not purchase any common stock under the share repurchase program during the three and nine months ended September 30, 2008.

During the three months and nine months ended September 30, 2009, the Company redeemed 8,771 and 64,643 shares of common stock at a total cost of $0.2 million and $1.7 million, respectively, from employees to satisfy statutory minimum tax requirements from the vesting of restricted stock and PVRSU grants. During the three and nine months ended September 30, 2008, the Company redeemed 2,019 and 47,778 shares of common stock at a total cost of $0.1 million and $1.6 million, respectively related to the vesting of share-based awards. These redemptions were outside the share repurchase program initiated in June 1998.

11. Comprehensive Income

The differences between net income and comprehensive income are described in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2009	2008	2009	2008
Net income	$32,808	$35,915	$74,619	$81,500
Other comprehensive income (loss), net of tax:
Amortization of pension related costs, net of tax
Prior service costs	36	6	108	19
Actuarial loss	—	17	—	51
Foreign currency translation adjustment, net	719	(2,524)	2,046	(1,647)
Amortization of deferred gain on hedge, net	—	—	—	(22)

Other comprehensive income (loss), net of tax	755	(2,501)	2,154	(1,599)

Comprehensive income	$33,563	$33,414	$76,773	$79,901

12. Earnings Per Share

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2009	2008	2009	2008
Computation of Basic Earnings Per Share:
Net income	$32,808	$35,915	$74,619	$81,500
Income allocated to participating securities	(303)	(297)	(688)	(680)

Net income available to common shareholders	$32,505	$35,618	$73,931	$80,820

Weighted average common shares outstanding - basic	59,182	62,316	59,686	62,084

Basic earnings per share	$0.55	$0.57	$1.24	$1.30

Computation of Diluted Earnings Per Share:
Net income	$32,808	$35,915	$74,619	$81,500
Income allocated to participating securities	(302)	(296)	(687)	(676)

Net income available to common shareholders	$32,506	$35,619	$73,932	$80,824

Weighted average common shares outstanding - basic	59,182	62,316	59,686	62,084
Diluted effect of stock options and PVRSUs	85	554	171	647

Weighted average shares outstanding-diluted	59,267	62,870	59,857	62,731

Diluted earnings per share	$0.55	$0.57	$1.24	$1.29

The following table reconciles the number of shares used in the basic and diluted earnings per share disclosures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted average common shares outstanding	59,182	62,316	59,686	62,084

Weighted average participating shares outstanding	551	520	555	522

Weighted average shares outstanding - basic	59,733	62,836	60,241	62,606

Effect of dilutive securities:

Employee stock options and PVRSUs	85	554	171	647

Weighted average shares outstanding - dilutive	59,818	63,390	60,412	63,253

The Company’s unvested restricted shares contain rights to receive non-forfeitable dividends, and thus are participating securities requiring the two-class method of computing EPS. The calculation of EPS for common stock shown above excludes the income attributable to the unvested restricted share awards from the numerator and excludes the dilutive impact of those awards from the denominator. In addition, the calculation of weighted average shares-basic share shown above includes the weighted average participating securities outstanding during the period.

At September 30, 2009 and 2008, the Company had 1.7 million and 2.4 million outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the period, unless the stock options would be anti-dilutive. For both the three and nine months ended September 30, 2009, the Company excluded 1.0 million of anti-dilutive stock options from the diluted earnings per share calculation. In addition, the Company excluded 1.1 million and 0.9 million of anti-dilutive options from the computation for diluted earnings per share for the three and nine months ended September 30, 2008, respectively.

PVRSUs are also included in the diluted earnings per share calculation assuming the performance conditions have been met at the reporting date. However, at September 30, 2009 and 2008, PVRSUs totaling 118,385 and 140,709, respectively were excluded from the computation since the performance conditions had not been met at the reporting date.

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

The following table presents the financial information for the Company’s franchising segment:

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
(In thousands)	Franchising	Corporate & Other	Consolidated	Franchising	Corporate & Other	Consolidated
Revenues	$165,042	$934	$165,976	$189,858	$1,353	$191,211
Operating income (loss)	$59,438	$(11,313)	$48,125	$71,183	$(9,314)	$61,869

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
(In thousands)	Franchising	Corporate & Other	Consolidated	Franchising	Corporate & Other	Consolidated
Revenues	$420,246	$3,231	$423,477	$483,503	$3,683	$487,186
Operating income (loss)	$146,798	$(32,808)	$113,990	$175,773	$(35,274)	$140,499

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

15. Termination Charges

The Company recorded a $2.8 million charge in SG&A and marketing and reservation expenses related to one-time termination benefits during the nine months ended September 30, 2009. These expenses included $2.5 million of salary and benefits continuation and $0.3 million related to the acceleration of share based compensation for terminated employees. In addition, during the year ended December 31, 2008, the Company recorded an $11.3 million charge in SG&A and marketing and reservation expenses related to the acceleration of the Company’s management succession plan and termination benefits provided to employees separating from service with the Company. The 2008 expenses included salary and benefits continuation of $8.9 million, $1.1 million of accelerated share based compensation, $0.8 million related to the modification of stock option award terms and SERP special termination benefits of $0.5 million. At September 30, 2009 and December 31, 2008, approximately $4.4 million and $7.0 million, respectively, of benefits remained unpaid and are included as current and non-current liabilities in the Company’s consolidated financial statements. The Company expects $3.1 million of benefits to be paid within the next twelve months.

16. Future Adoption of Accounting Standards

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets”, now included in FASB ASC 715-20-65-2, “Compensation — Retirement Benefits”, which amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pension and Other Postretirement Benefits, and is effective for fiscal years ending after December 15, 2009. This guidance requires an employer to disclose investment policies and strategies, categories, fair value measurements and significant concentration of risk among its post-retirement benefit plan assets. The Company will update its disclosures, as appropriate, upon implementation of this guidance.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets”, now included in FASB ASC 860-10-65-2, “Transfers and Servicing”, which will require more information about transfers of financial assets, eliminates the concept of a qualified special purpose entity (“QSPE”), changes the requirement for derecognizing financial assets and requires additional disclosures. This guidance becomes effective as of the beginning of the first annual reporting period beginning after November 15, 2009 and should be applied prospectively for interim and annual periods during that period going forward. We are currently evaluating the impact, if any, of these guidelines.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, now included in FASB ASC 810-10, “Consolidation”, which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a QSPE. This guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, this guidance provides more timely and useful information about an enterprise’s involvement with a variable interest entity and will become effective January 1, 2010. We are currently evaluating the impact, if any, of these guidelines.

17. Subsequent Events

The Company has evaluated subsequent events through November 6, 2009, the date of issuance of the condensed consolidated financial statements.

On October 16, 2009, the Company recognized termination benefits totaling $1.0 million in SG&A expense resulting from the termination of an executive officer. The termination benefits were accounted for as one-time termination benefits pursuant to a non-competition, non-solicitation and severance benefit agreement with the executive officer.

Subsequent to September 30, 2009 through November 6, 2009, the Company repurchased an additional 28,000 shares of its common stock at a total cost of $0.8 million under its share repurchase program.

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

Basis of Presentation

As discussed in Note 1 of the accompanying consolidated financial statements, the Company adopted FASB Staff Position Emerging Issues Task Force No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, which is now included in FASB ASC 260 “Earnings Per Share”. This guidance clarified that all share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Therefore, awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied rather than the treasury stock method. In addition, this guidance requires that all prior period earnings per share data presented be adjusted retrospectively to conform to the current year presentation.

The Company’s outstanding unvested restricted stock awards contain rights to non-forfeitable dividends and as a result, the Company applied this guidance in the first quarter of 2009. The two-class method of calculating earnings per share is more dilutive to both basic and diluted shares outstanding than the previously utilized treasury stock method. The Company has retrospectively adjusted its basic and diluted shares outstanding for the three and nine months ended September 30, 2008. As a result, basic and diluted earnings per share for the nine months ended September 30, 2008 were revised from $1.31 to $1.30 and $1.30 to $1.29 per share, respectively. Basic earnings per share for the three months ended September 30, 2008 has been revised from $0.58 to $0.57 per share and diluted earnings per share for the three months ended September 30, 2008 remained unchanged. Additionally, basic and diluted earnings per share for the year ended December 31, 2008 were reduced from $1.62 to $1.61 and $1.60 to $1.59 per share, respectively. See Note 12 “Earnings Per Share” of the accompanying consolidated financial statements for additional information.

Overview

We are a hotel franchisor with franchise agreements representing 6,006 hotels open and 860 hotels under construction, awaiting conversion or approved for development as of September 30, 2009, with 487,212 rooms and 68,541 rooms, respectively, in 49 states, the District of Columbia and over 35 countries and territories outside the United States. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, Cambria Suites® and Ascend Collection® (collectively, the “Choice brands”).

The Company conducts its international franchise operations through a combination of direct franchising and master franchising relationships that allow the use of the Choice brands by third parties in foreign countries. The Company has made equity investments in certain non-domestic lodging franchise companies that conduct franchise operations for the Choice brands under master franchising relationships. As a result of our use of master franchising relationships and international market conditions, total revenues from international franchising operations comprised only 7% of our total revenues for both the three and nine month periods ended September 30, 2009, while representing approximately 19% of hotels open at September 30, 2009.

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

Maximizing Financial Returns and Creating Value for Shareholders. Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. We believe our strong and predictable cash flows create a strong financial position that provides us a competitive advantage. Currently, our business does not require significant capital to operate and grow; therefore, we can maintain a capital structure that generates high financial returns and use our excess cash flow to provide returns to our shareholders. Historically, we have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. During the nine months ended September 30, 2009, the Company repurchased 2.1 million shares of its common stock under the share repurchase program at a total cost of $55.3 million. Since the program’s inception through September 30, 2009, we have repurchased 42.8 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.0 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 75.8 million shares at an average price of $13.26 per share. At September 30, 2009, the Company had remaining authorization to purchase up to 3.9 million shares under the current stock repurchase authorization. Upon completion of the current authorization, our board of directors will evaluate the propriety of additional share repurchases. During the nine months ended September 30, 2009, we paid cash dividends totaling approximately $33.3 million and we presently expect to continue to pay dividends in the future, subject to future business performance, economic conditions and changes in income tax regulations. Based on our present dividend rate and outstanding share count, aggregate annual dividends for 2009 would be approximately $44.3 million.

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

Results of Operation: Royalty fees, operating income, net income and diluted earnings per share (“EPS”) represent key measurements of these value drivers. In the three months ended September 30, 2009, royalty fees revenue totaled $66.4 million, a 13% decrease from the same period in 2008. Operating income totaled $48.1 million for the three months ended September 30, 2009, a $13.7 million or 22% decline from the same period in 2008. Net income decreased $3.1 million or 9% from the same period of the prior year to $32.8 million. Diluted earnings per share for the quarter ended September 30, 2009 were $0.55 compared to $0.57 for the three months ended September 30, 2008. These measurements will continue to be a key management focus in 2009 and beyond.

Refer to MD&A heading “Operations Review” for additional analysis of our results.

Liquidity and Capital Resources: Historically, the Company has generated significant cash flows from operations. In the nine months ended September 30, 2009 and 2008, net cash provided by operating activities was $80.0 million and $92.4 million, respectively. Since our business does not currently require significant reinvestment of capital, we utilize cash in ways that management believes provide the greatest returns to our shareholders, which include share repurchases and dividends. We believe the Company’s cash flow from operations and available financing capacity are sufficient to meet the expected future operating, investing, and financing needs of the business. However, events over the past year, including recent failures and near failures of a number of large financial service companies have made the capital markets increasingly volatile. As a result of the dislocation in the credit markets, the availability of reasonably priced credit may be limited and therefore, reduce the Company’s ability to return value to shareholders through dividends and its share repurchase program.

Refer to MD&A heading “Liquidity and Capital Resources” for additional analysis.

Operations Review

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2009 and September 30, 2008

The Company recorded net income of $32.8 million for the three months ended September 30, 2009, a $3.1 million, or 9% decline from the $35.9 million for the quarter ended September 30, 2008. The decrease in net income for the three months ended September 30, 2009, is primarily attributable to a $13.7 million or 22% decline in operating income partially offset by lower effective borrowing rates and the appreciation in the fair value of investments held in the Company’s non-qualified employee benefit plans compared to the prior year. Operating income declined $13.7 million as the Company’s franchising revenues (total revenues excluding marketing and reservations revenues and hotel operations) declined $14.5 million or 16%. The decline in franchising revenues was primarily due to a 15.9% decline in RevPAR and fewer initial and relicensing fee contracts executed compared to the prior year. The decline in franchising revenues was partially offset by a $1.1 million or 4% decline in SG&A costs from the same period of the prior year. SG&A expenses for the three months ended September 30, 2009 included charges totaling $1.5 million resulting from employee termination benefits compared to $0.5 million during the same period of the prior year.

Summarized financial results for the three months ended September 30, 2009 and 2008 are as follows:

(in thousands, except per share amounts)	2009	2008
REVENUES:
Royalty fees	$66,401	$76,595
Initial franchise and relicensing fees	2,957	7,012
Procurement services	3,922	3,836
Marketing and reservation	90,465	100,811
Hotel operations	934	1,353
Other	1,297	1,604

Total revenues	165,976	191,211

OPERATING EXPENSES:
Selling, general and administrative	24,517	25,579
Depreciation and amortization	2,105	2,038
Marketing and reservation	90,465	100,811
Hotel operations	764	914

Total operating expenses	117,851	129,342

Operating income	48,125	61,869

OTHER INCOME AND EXPENSES, NET:
Interest expense	926	2,157
Interest and other investment (income) loss	(2,961)	2,402
Equity in net income of affiliates	(336)	(436)

Total other income and expenses, net	(2,371)	4,123

Income before income taxes	50,496	57,746
Income taxes	17,688	21,831

Net income	$32,808	$35,915

Weighted average shares outstanding – diluted	59,818	63,390

Diluted earnings per share	$0.55	$0.57

Management analyzes its business based on franchising revenues, which is total revenues excluding marketing and reservation revenues and hotel operations, and franchise operating expenses that are reflected as SG&A expenses.

Franchising Revenues: Franchising revenues were $74.6 million for the three months ended September 30, 2009 compared to $89.0 million for the three months ended September 30, 2008. The decline in franchising revenues is primarily due to a 13% decrease in royalty revenues and a 58% decrease in initial franchise and relicensing fees. In addition, other income decreased by 19% for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

Domestic royalty fees for the three months ended September 30, 2009 decreased $8.8 million to $60.7 million from $69.5 million in the three months ended September 30, 2008, a decrease of 13%. The decline in royalties is attributable to a combination of factors including a 15.9% decline in RevPAR, offset by a 4.8% increase in the number of domestic franchised hotel rooms and an increase in the effective royalty rate of the domestic system from 4.19% to 4.23%. System-wide RevPAR declined due to a 720 basis point decline in occupancy and a 5.3% decline in average daily rates.

A summary of the Company’s domestic franchised hotels operating information is as follows:

	For the Three Months Ended September 30, 2009*			For the Three Months Ended September 30, 2008*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$81.35	62.7%	$51.04	$85.58	69.9%	$59.79	(4.9)%	(720	)bps	(14.6)%
Comfort Suites	86.67	60.0%	52.02	92.58	68.7%	63.57	(6.4)%	(870	)bps	(18.2)%
Sleep	72.14	57.9%	41.74	74.93	66.2%	49.63	(3.7)%	(830	)bps	(15.9)%

Midscale without Food & Beverage	81.32	61.4%	49.89	85.65	69.1%	59.15	(5.1)%	(770	)bps	(15.7)%

Quality	72.71	53.7%	39.02	77.04	61.2%	47.15	(5.6)%	(750	)bps	(17.2)%
Clarion	81.07	47.8%	38.75	89.85	59.1%	53.06	(9.8)%	(1,130	)bps	(27.0)%

Midscale with Food & Beverage	74.33	52.4%	38.97	79.74	60.7%	48.43	(6.8)%	(830	)bps	(19.5)%

Econo Lodge	58.54	51.2%	29.94	60.26	55.7%	33.59	(2.9)%	(450	)bps	(10.9)%
Rodeway	57.37	51.1%	29.30	61.31	56.0%	34.34	(6.4)%	(490	)bps	(14.7)%

Economy	58.19	51.1%	29.75	60.54	55.8%	33.79	(3.9)%	(470	)bps	(12.0)%

MainStay	73.01	63.6%	46.44	76.09	70.0%	53.28	(4.0)%	(640	)bps	(12.8)%
Suburban	41.68	60.1%	25.06	43.27	65.8%	28.45	(3.7)%	(570	)bps	(11.9)%

Extended Stay	50.88	61.1%	31.10	52.27	66.9%	34.95	(2.7)%	(580	)bps	(11.0)%

Total	$74.77	56.9%	$42.56	$78.96	64.1%	$50.62	(5.3)%	(720	)bps	(15.9)%

*	Operating statistics represent hotel operations from June through August

The number of domestic available rooms increased to 387,630 as of September 30, 2009 from 369,739 as of September 30, 2008, an increase of 4.8%. The total number of domestic hotels available grew 4.9% to 4,890 as of September 30, 2009 from 4,661 as of September 30, 2008.

A summary of domestic hotels and available rooms at September 30, 2009 and 2008 by brand is as follows:

	September 30, 2009		September 30, 2008		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	%	%
Comfort Inn	1,457	114,377	1,455	113,782	2	595	0.1%	0.5%
Comfort Suites	601	46,853	526	40,890	75	5,963	14.3%	14.6%
Sleep	389	28,459	359	26,478	30	1,981	8.4%	7.5%

Midscale without Food & Beverage	2,447	189,689	2,340	181,150	107	8,539	4.6%	4.7%

Quality	963	88,129	888	83,648	75	4,481	8.4%	5.4%
Clarion	167	24,063	173	23,031	(6)	1,032	(3.5)%	4.5%

Midscale with Food & Beverage	1,130	112,192	1,061	106,679	69	5,513	6.5%	5.2%

Econo Lodge	795	49,504	824	51,490	(29)	(1,986)	(3.5)%	(3.9)%
Rodeway	374	21,834	336	19,904	38	1,930	11.3%	9.7%

Economy	1,169	71,338	1,160	71,394	9	(56)	0.8%	(0.1)%

MainStay	37	2,866	34	2,605	3	261	8.8%	10.0%
Suburban	63	7,531	58	7,054	5	477	8.6%	6.8%

Extended Stay	100	10,397	92	9,659	8	738	8.7%	7.6%

Ascend Collection	26	1,941	—	—	26	1,941	NM	NM
Cambria Suites	18	2,073	8	857	10	1,216	125.0%	141.9%

Total Domestic Franchises	4,890	387,630	4,661	369,739	229	17,891	4.9%	4.8%

International available rooms increased slightly to 99,582 as of September 30, 2009 from 98,628 as of September 30, 2008. The total number of international hotels increased from 1,110 as of September 30, 2008 to 1,116 as of September 30, 2009.

As of September 30, 2009, the Company had 744 franchised hotels with 59,121 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 955 hotels and 76,269 rooms at September 30, 2008. The number of new construction franchised hotels in the Company’s domestic pipeline decreased 23% to 558 at September 30, 2009 from 724 at September 30, 2008. The number of conversion franchised hotels in the Company’s domestic pipeline declined by 45 or 19% from September 30, 2008 to 186 hotels at September 30, 2009. The Company had an additional 116 franchised hotels with 9,420 rooms under construction, awaiting conversion or approved for development in its international system as of September 30, 2009 compared to 119 hotels and 9,647 rooms at September 30, 2008. While the Company’s hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.

A summary of the domestic franchised hotels under construction, awaiting conversion or approved for development at September 30, 2009 and 2008 by brand is as follows:

	September 30, 2009 Units			September 30, 2008 Units			Variance
							Conversion		New Construction		Total
	Conversion	New Construction	Total	Conversion	New Construction	Total	Units	%	Units	%	Units	%
Comfort Inn	37	97	134	44	123	167	(7)	(16)%	(26)	(21)%	(33)	(20)%
Comfort Suites	—	194	194	2	281	283	(2)	(100)%	(87)	(31)%	(89)	(31)%
Sleep Inn	1	129	130	1	148	149	—	0%	(19)	(13)%	(19)	(13)%

Midscale without Food & Beverage	38	420	458	47	552	599	(9)	(19)%	(132)	(24)%	(141)	(24)%

Quality	49	16	65	77	16	93	(28)	(36)%	—	0%	(28)	(30)%
Clarion	23	6	29	30	10	40	(7)	(23)%	(4)	(40)%	(11)	(28)%

Midscale with Food & Beverage	72	22	94	107	26	133	(35)	(33)%	(4)	(15)%	(39)	(29)%

Econo Lodge	40	4	44	33	5	38	7	21%	(1)	(20)%	6	16%
Rodeway	35	2	37	43	1	44	(8)	(19)%	1	100%	(7)	(16)%

Economy	75	6	81	76	6	82	(1)	(1)%	—	0%	(1)	(1)%

MainStay	—	34	34	—	38	38	—	NM	(4)	(11)%	(4)	(11)%
Suburban	—	31	31	1	39	40	(1)	(100)%	(8)	(21)%	(9)	(23)%

Extended Stay	—	65	65	1	77	78	(1)	(100)%	(12)	(16)%	(13)	(17)%

Ascend Collection	1	2	3	—	—	—	1	NM	2	NM	3	NM
Cambria Suites	—	43	43	—	63	63	—	NM	(20)	(32)%	(20)	(32)%

Total	186	558	744	231	724	955	(45)	(19)%	(166)	(23)%	(211)	(22)%

There were 78 net domestic franchise additions during the three months ended September 30, 2009, compared to 68 net domestic franchise additions during the three months ended September 30, 2008. Gross domestic franchise additions decreased from 142 for the three months ended September 30, 2008 to 127 for the same period of 2009. New construction hotels represented 49 of the gross domestic additions during the three months ended September 30, 2009 compared to 43 hotels in the same period of the prior year. Gross domestic additions for conversion hotels during the three months ended September 30, 2009 declined by 21 to 78 hotels compared to the same period of the prior year.

Net domestic franchise terminations declined from 74 in the three months ended September 30, 2008 to 49 for the three months ended September 30, 2009 primarily due to a decline in franchisees electing to exit the system partially offset by an increase in terminations due to franchisee credit issues. The Company has continued to execute its strategy to replace franchised hotels that do not meet our brand standards or are underperforming in their market. As the competition gets stronger and more focused on limited service franchising, the Company will continue to focus on improving its system of hotels and utilizing the domestic hotels under construction, awaiting conversion or approved for development as a strong platform for continued system growth.

International royalties decreased $1.4 million or 20% from $7.1 million in the third quarter of 2008 to $5.7 million for the same period of 2009 primarily due to foreign currency fluctuations and lower international RevPAR resulting from the current global economic recession.

New domestic franchise agreements executed in the three months ended September 30, 2009 totaled 79 representing 7,041 rooms compared to 160 agreements representing 12,820 rooms executed in the third quarter of 2008. During the third quarter of 2009, 13 of the executed agreements were for new construction hotel franchises representing 919 rooms compared to 71 contracts representing 5,652 rooms for the same period a year ago. Conversion hotel executed franchise agreements totaled 66 representing 6,122 rooms for the three months ended September 30, 2009 compared to 89 agreements representing 7,168 rooms for the same period a year ago.

Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise agreements decreased 63% to $1.8 million for the three months ended September 30, 2009 from $4.9 million for the three months ended September 30, 2008. The decline in revenues primarily reflects fewer executed agreements compared to the same period of the prior year and a decline in average initial fees earned.

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

A summary of executed domestic franchise agreements by brand for the three months ended September 30, 2009 and 2008 is as follows:

	For the Three Months Ended September 30, 2009			For the Three Months Ended September 30, 2008			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	3	7	10	11	14	25	(73)%	(50)%	(60)%
Comfort Suites	3	—	3	23	—	23	(87)%	NM	(87)%
Sleep	4	—	4	15	1	16	(73)%	(100)%	(75)%

Midscale without Food & Beverage	10	7	17	49	15	64	(80)%	(53)%	(73)%

Quality	1	23	24	2	33	35	(50)%	(30)%	(31)%
Clarion	1	9	10	1	7	8	—	29%	25%

Midscale with Food & Beverage	2	32	34	3	40	43	(33)%	(20)%	(21)%

Econo Lodge	—	16	16	2	16	18	(100)%	0%	(11)%
Rodeway	—	8	8	—	17	17	NM	(53)%	(53)%

Economy	—	24	24	2	33	35	(100)%	(27)%	(31)%

MainStay	—	—	—	6	—	6	(100)%	NM	(100)%
Suburban	—	—	—	4	—	4	(100)%	NM	(100)%

Extended Stay	—	—	—	10	—	10	(100)%	NM	(100)%

Ascend Collection	1	3	4	—	1	1	NM	200%	300%
Cambria Suites	—	—	—	7	—	7	(100)%	NM	(100)%

Total Domestic System	13	66	79	71	89	160	(82)%	(26)%	(51)%

Relicensing fees are charged to the new property owner of a franchised property whenever an ownership change occurs and the property remains in the franchise system. Relicensing contracts declined 72% from 79 in the third quarter of 2008 to 22 for the three months ended September 30, 2009. As a result of the decline in contracts, relicensing revenues declined $1.0 million from $2.1 million for the three months ended September 30, 2008 to $1.1 million for the three months ended September 30, 2009. Due to current economic conditions, the Company projects that the level of relicensing activity will continue to decline in 2009 until credit market conditions improve.

Other income decreased approximately $0.3 million or 19% to $1.3 million for the three months ended September 30, 2009 compared to the same period of last year primarily due to fewer liquidated damage collections related to the early termination of franchise agreements.

Selling, General and Administrative Expenses: The cost to operate the franchising business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $24.5 million for the three months ended September 30, 2009, a $1.1 million or 4% decrease from the three months ended September 30, 2008. SG&A expenses for the three months ended September 30, 2009 and 2008 included charges of $1.5 million and $0.5 million, respectively resulting from employee termination benefits. Excluding these charges, SG&A costs declined $2.1 million for the three months ended September 30, 2009 from the same period of the prior year primarily due to cost containment initiatives as well as lower variable management incentive and franchise sales compensation.

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

Total marketing and reservation revenues were $90.5 million and $100.8 million for the three months ended September 30, 2009 and 2008, respectively. Depreciation and amortization attributable to marketing and reservation activities was $3.0 million for the three months ended September 30, 2009 compared to $2.3 million for the three months ended September 30, 2008. Interest expense attributable to reservation activities was approximately $0.06 million and $0.05 million for the three month periods ended September 30, 2009 and 2008, respectively. As of September 30, 2009 and December 31, 2008, the Company’s balance sheet includes a receivable of $22.0 million and $13.5 million, respectively from cumulative marketing expenses incurred in excess of cumulative marketing fees earned. As of September 30, 2009, the Company’s balance sheet includes a receivable from cumulative reservation expenses incurred in excess of cumulative reservation fees earned totaling $10.9 million. These receivables are recorded as an asset in the financial statements as the Company has the contractual authority to require that the franchisees in the system at any given point repay the Company for any deficits related to marketing and reservation activities. The Company’s current franchisees are legally obligated to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue. The Company has no present intention to accelerate repayment of the deficit from current franchisees. As of December 31, 2008, cumulative reservation fees collected exceeded expenses by $2.2 million and the excess has been reflected as a long-term liability in the accompanying consolidated balance sheets. Cumulative reservation and marketing fees not expended are recorded as a payable on the financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements.

Other Income and Expenses, Net: Other income and expenses, net, increased $6.5 million to income of $2.4 million for the three months ended September 30, 2009 compared to an expense of $4.1 million in the same period of the prior year. Interest expense decreased from $2.2 million for the three months ended September 30, 2008 to $0.9 million for the same period of 2009. Interest expense decreased due to a decline in the Company’s weighted average interest rate from 3.7% as of September 30, 2008 to 0.7% as of September 30, 2009, partially offset by higher outstanding borrowings. The decline in the weighted average interest rate is due to lower variable borrowing costs on the Company’s $350 million senior unsecured revolving credit agreement. Interest and other investment income increased $5.4 million due to the appreciation in the fair value of investments held in the Company’s non-qualified employee benefit plans compared to a decline in the fair value of these investments the prior year.

Income Taxes: The Company’s effective income tax rate was 35.0% for the three months ended September 30, 2009, compared to an effective income tax rate of 37.8% for the three months ended September 30, 2008. The effective income tax rate for the three months ended September 30, 2009 declined from the same period of the prior year partially due to the resolution of certain income tax contingencies. Depending on the outcome of certain income tax contingencies, up to an additional $0.2 million of additional tax benefits may be reflected in our 2009 results of operations from the resolution of tax contingency reserves.

Net income: Net income for the three months ended September 30, 2009 decreased by 9% to $32.8 million from $35.9 million in the same period of the prior year, and diluted earnings per share declined 4% from $0.57 for the three months ended September 30, 2008 to $0.55 for the same period of 2009. Diluted EPS declined at a slower pace than net income due to the repurchase of the Company’s common stock during the fourth quarter of 2008 and the nine months ended September 30, 2009.

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2009 and September 30, 2008

The Company recorded net income of $74.6 million for the nine months ended September 30, 2009, a $6.9 million, or 8% decline from $81.5 million for the nine months ended September 30, 2008. The decrease in net income for the nine months ended September 30, 2009, is primarily attributable to a $26.5 million or 19% decline in operating income partially offset by lower effective borrowing rates and the appreciation in the fair value of investments held in the Company’s non-qualified employee benefit plans compared to the prior year. Operating income declined $26.5 million as the Company’s franchising revenues (total revenues excluding marketing and reservations revenues and hotel operations) declined $36.5 million or 16%. The decline in franchising revenues was primarily due to a 14.4% decline in RevPAR and fewer initial and relicensing fee contracts executed compared to the prior year. The decline in franchising revenues was partially offset by a $10.4 million or 12% decline in SG&A costs from the same period of the prior year. SG&A expenses for the nine months ended September 30, 2008 included charges of $6.9 million resulting from employee termination benefits and benefits paid due to the acceleration of the Company’s management succession plan. SG&A costs for the nine months ended September 30, 2009 include charges totaling $3.8 million resulting from a loss on sublease of office space and employee termination benefits.

Summarized financial results for the nine months ended September 30, 2009 and 2008 are as follows:

(in thousands, except per share amounts)	2009	2008
REVENUES:
Royalty fees	$164,771	$188,151
Initial franchise and relicensing fees	9,599	21,202
Procurement services	14,084	13,650
Marketing and reservation	227,803	254,573
Hotel operations	3,231	3,683
Other	3,989	5,927

Total revenues	423,477	487,186

OPERATING EXPENSES:
Selling, general and administrative	73,054	83,409
Depreciation and amortization	6,252	6,165
Marketing and reservation	227,803	254,573
Hotel operations	2,378	2,540

Total operating expenses	309,487	346,687

Operating income	113,990	140,499

OTHER INCOME AND EXPENSES, NET:
Interest expense	3,731	8,687
Interest and other investment (income) loss	(5,302)	3,329
Equity in net income of affiliates	(779)	(938)

Total other income and expenses, net	(2,350)	11,078

Income before income taxes	116,340	129,421
Income taxes	41,721	47,921

Net income	$74,619	$81,500

Weighted average shares outstanding – diluted	60,412	63,253

Diluted earnings per share	$1.24	$1.29

Management analyzes its business based on franchising revenues, which is total revenues excluding marketing and reservation revenues and hotel operations, and franchise operating expenses that are reflected as selling, general and administrative expenses.

Franchising Revenues: Franchising revenues were $192.4 million for the nine months ended September 30, 2009 compared to $228.9 million for the nine months ended September 30, 2008. The decline in franchising revenues is primarily due to a 12% decline in royalty revenues, a 55% decrease in initial franchise and relicensing fees and a 33% decrease in other income.

Domestic royalty fees for the nine months ended September 30, 2009 decreased $18.9 million to $149.9 million from $168.8 million in the nine months ended September 30, 2008, a decrease of 11%. The decrease in royalties is attributable to a combination of factors including a 14.4% decline in RevPAR offset by a 4.8% increase in the number of domestic franchised hotel rooms and an increase in the effective royalty rate of the domestic hotel system from 4.19% to 4.25%. System-wide RevPAR declined due to a 610 basis point decline in occupancy and a 3.9% decline in average daily rates.

Subsequent to September 30, 2009, the Company’s hotels are no longer being offered by a large internet travel intermediary. This internet travel intermediary delivered approximately 3% of the system –wide gross room revenues of the Company. The Company believes that much of this business can be redirected through other travel intermediaries and the Company’s direct reservation channels.

A summary of the Company’s domestic franchised hotels operating information is as follows:

	For the Nine Months Ended September 30, 2009*			For the Nine Months Ended September 30, 2008*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$77.48	54.7%	$42.36	$80.12	60.9%	$48.82	(3.3)%	(620	)bps	(13.2)%
Comfort Suites	85.72	54.2%	46.50	89.95	62.5%	56.26	(4.7)%	(830	)bps	(17.3)%
Sleep	70.16	52.5%	36.80	72.05	59.7%	43.02	(2.6)%	(720	)bps	(14.5)%

Midscale without Food & Beverage	78.41	54.2%	42.53	81.18	61.1%	49.61	(3.4)%	(690	)bps	(14.3)%

Quality	68.73	46.9%	32.20	72.08	53.0%	38.20	(4.6)%	(610	)bps	(15.7)%
Clarion	77.95	43.0%	33.55	85.04	51.0%	43.37	(8.3)%	(800	)bps	(22.6)%

Midscale with Food & Beverage	70.54	46.1%	32.48	74.87	52.6%	39.35	(5.8)%	(650	)bps	(17.5)%

Econo Lodge	54.96	43.9%	24.15	55.65	47.3%	26.33	(1.2)%	(340	)bps	(8.3)%
Rodeway	53.24	43.9%	23.35	55.51	48.7%	27.04	(4.1)%	(480	)bps	(13.6)%

Economy	54.46	43.9%	23.92	55.61	47.7%	26.51	(2.1)%	(380	)bps	(9.8)%

MainStay	71.68	58.1%	41.65	73.38	65.2%	47.86	(2.3)%	(710	)bps	(13.0)%
Suburban	42.37	56.0%	23.72	42.57	64.3%	27.37	(0.5)%	(830	)bps	(13.3)%

Extended Stay	50.76	56.6%	28.71	50.66	64.5%	32.70	0.2%	(790	)bps	(12.2)%

Total	$71.59	50.1%	$35.85	$74.47	56.2%	$41.87	(3.9)%	(610	)bps	(14.4)%

*	Operating statistics represent hotel operations from December through August

There were 174 net domestic franchise additions during the nine months ended September 30, 2009 compared to 216 net domestic franchise additions during the nine months ended September 30, 2008. Gross domestic franchise additions decreased from 389 for the nine months ended September 30, 2008 to 360 for the same period in 2009. New construction hotels represented 122 of the gross domestic additions during the nine months ended September 30, 2009 compared to 113 hotels in the same period of the prior year. Gross domestic additions for conversion hotels during the nine months ended September 30, 2009 declined by 38 to 238 hotels compared to the same period of the prior year. The Company expects the number of new franchise additions that will open during 2009 to decline slightly from 497 in 2008 to approximately 466 hotels in 2009.

Net domestic franchise terminations increased to 186 for the nine months ended September 30, 2009 from 173 for the same period of the prior year primarily due to an increase in net terminations of the Company’s economy brand hotels. The Company has continued to execute its strategy to replace franchised hotels that do not meet our brand standards or are underperforming in their market. As the competition gets stronger and more focused on limited service franchising, the Company will continue to focus on improving its system of hotels and utilizing the domestic hotels under construction, awaiting conversion or approved for development as a strong platform for continued system growth.

International royalties decreased $4.5 million or 23% from $19.4 million in the first nine months of 2008 to $14.9 million for the same period in 2009 primarily due to foreign currency fluctuations and lower international RevPAR resulting from the current global economic recession.

New domestic franchise agreements executed in the nine months ended September 30, 2009 totaled 257 representing 20,504 rooms compared to 491 agreements representing 40,110 rooms executed in the first nine months of 2008. During the first nine months of 2009, 35 of the executed agreements were for new construction hotel franchises, representing 2,597 rooms, compared to 187 contracts, representing 14,339 rooms for the same period a year ago. Conversion hotel executed franchise agreements totaled 222 representing 17,907 rooms for the nine months ended September 30, 2009 compared to 304 agreements representing 25,771 rooms for the same period a year ago. Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise agreements decreased 58% to $6.0 million for the nine months ended September 30, 2009 from $14.4 million for the nine months ended September 30, 2008. The decline in revenues primarily reflects fewer executed agreements compared to the same period of the prior year and a decline in average initial fees earned.

A summary of executed domestic franchise agreements by brand for the nine months ended September 30, 2009 and 2008 is as follows:

	For the Nine Months Ended September 30, 2009			For the Nine Months Ended September 30, 2008			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	4	22	26	33	41	74	(88)%	(46)%	(65)%
Comfort Suites	9	1	10	65	3	68	(86)%	(67)%	(85)%
Sleep	11	2	13	47	3	50	(77)%	(33)%	(74)%

Midscale without Food & Beverage	24	25	49	145	47	192	(83)%	(47)%	(74)%

Quality	3	87	90	4	108	112	(25)%	(19)%	(20)%
Clarion	1	23	24	6	28	34	(83)%	(18)%	(29)%

Midscale with Food & Beverage	4	110	114	10	136	146	(60)%	(19)%	(22)%

Econo Lodge	—	45	45	3	55	58	(100)%	(18)%	(22)%
Rodeway	1	36	37	2	65	67	(50)%	(45)%	(45)%

Economy	1	81	82	5	120	125	(80)%	(33)%	(34)%

MainStay	1	1	2	7	—	7	(86)%	NM	(71)%
Suburban	2	—	2	8	—	8	(75)%	NM	(75)%

Extended Stay	3	1	4	15	—	15	(80)%	NM	(73)%

Ascend Collection	1	5	6	—	1	1	NM	400%	500%
Cambria Suites	2	—	2	12	—	12	(83)%	NM	(83)%

Total Domestic System	35	222	257	187	304	491	(81)%	(27)%	(48)%

Relicensing contracts declined from 261 for the nine months ended September 30, 2008 to 96 for the nine months ended September 30, 2009. As a result of the decline in contracts, relicensing fees declined 47% to $3.6 million for the nine months ended September 30, 2009 from $6.8 million for the nine months ended September 30, 2008. Due to current economic conditions, the Company projects that the level of relicensing activity will continue to decline in 2009 until credit market conditions improve.

Other income decreased $1.9 million or 33% to $4.0 million for the nine months ended September 30, 2009 compared to the same period of the prior year primarily due to fewer liquidated damage collections related to the early termination of franchise agreements.

Selling, General and Administrative Expenses: The cost to operate the franchising business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $73.1 million for the nine months ended September 30, 2009, a $10.4 million or 12% decrease from the nine months ended September 30, 2008. SG&A expenses for the nine months ended September 30, 2008 included charges of $6.9 million resulting from employee termination benefits and benefits paid due to the acceleration of the Company’s management succession plan. SG&A costs for the nine months ended September 30, 2009 include charges totaling $3.8 million resulting from a loss on sublease of office space and employee termination benefits. Excluding these charges, SG&A costs declined

$7.2 million for the nine months ended September 30, 2009 from the same period of the prior year primarily due to cost containment initiatives as well as lower variable management incentive and franchise sales compensation.

During the nine months ended September 30, 2009, the Company recorded a $1.5 million charge to SG&A expense related to the sublease of a portion of its office space. The loss on the sublease of office space represents a $1.0 million charge resulting from the fair value of the Company’s operating lease rental payments exceeding the anticipated revenue from the operating sublease and a $0.5 million impairment charge related to the office leasehold improvements.

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

Total marketing and reservations revenues were $227.8 million and $254.6 million for the nine months ended September 30, 2009 and 2008, respectively. Depreciation and amortization attributable to marketing and reservation activities was $7.9 million for the nine months ended September 30, 2009 compared to $6.4 million for the nine months ended September 30, 2008. Interest expense attributable to reservation activities was $0.2 million for both the nine month periods ended September 30, 2009 and 2008.

Other Income and Expenses, Net: Other income and expenses, net, increased $13.4 million to income of $2.3 million from an expense of $11.1 million for the nine months ended September 30, 2008. Interest expense decreased $5.0 million from $8.7 million for the nine months ended September 30, 2008 to $3.7 million for the same period of 2009. Interest expense decreased due to a decline in the Company’s weighted average interest rate from 3.7% as of September 30, 2008 to 0.7% as of September 30, 2009, partially offset by higher outstanding borrowings. The decline in the weighted average interest rate is due to the Company’s repayment of its $100 million Senior Notes in May 2008 with proceeds from the Revolver which carried an interest rate of 7.2% and lower variable borrowing costs on the Company’s $350 million senior unsecured revolving credit agreement. Interest and other investment income increased $8.7 million due to the appreciation in the fair value of investments held in the Company’s non-qualified employee benefit plans compared to a decline in the fair value of these investments in the prior year.

Income Taxes: The Company’s effective income tax rate was 35.9% for the nine months ended September 30, 2009, compared to an effective income tax rate of 37.0% for the nine months ended September 30, 2008. The effective income tax rate for the nine months ended September 30, 2009 declined from the same period of the prior year partially due to the resolution of certain income tax contingencies. Depending on the outcome of certain income tax contingencies, up to an additional $0.2 million of additional tax benefits may be reflected in our 2009 results of operations from the resolution of tax contingency reserves.

Net income: Net income for the nine months ended September 30, 2009 decreased by 8% to $74.6 million from $81.5 million in the same period of the prior year, and diluted earnings per share declined 4% from $1.29 for the nine months ended September 30, 2008 to $1.24 for the same period of 2009. Diluted EPS declined at a slower pace than net income due to the repurchase of the Company’s common stock during the fourth quarter of 2008 and the nine months ended September 30, 2009.

Liquidity and Capital Resources

Net cash provided by operating activities declined $12.4 million to $80.0 million for the nine months ended September 30, 2009 from $92.4 million for the same period of 2008. The decline in cash flows from operating activities primarily reflects the decline in operating income as well as investments in marketing and reservation activities.

Net cash advanced for marketing and reservations activities totaled $13.7 million and $3.8 million during the nine months ended September 30, 2009 and 2008, respectively. Cash advances during the nine months ended September 30, 2009 related primarily to planned increases in advertising and promotional cost spending versus fees collected and investments in eCommerce initiatives. Based on the current economic conditions, the Company expects marketing and reservation activities to be a net use of cash for the year ended December 31, 2009 ranging between $15 million and $20 million.

Cash provided from investing activities was $1.1 million for the nine months ended September 30, 2009 compared to a use of cash totaling $14.9 million for the nine months ended September 30, 2008. Investing activities were a source of cash for the nine months ended September 30, 2009 primarily due to net proceeds received totaling $10.6 million related to sale and purchase of investments held in the Company’s employee benefit plans.

During the nine months ended September 30, 2009 and 2008, capital expenditures totaled $7.5 million and $7.9 million, respectively. Capital expenditures for 2009 primarily include upgrades of system-wide property and yield management systems, improvements to Company facilities and the purchase of computer software and equipment. In addition, the Company occasionally provides financing to franchisees for property improvements, hotel development efforts and other purposes. During the nine months ended September 30, 2009 and 2008, the Company advanced $1.7 million and $6.4 million, respectively for these purposes. At September 30, 2009, the

Company had commitments to extend an additional $5.3 million for these purposes provided certain conditions are met by its franchisees, of which $1.4 million is expected to be advanced in the next twelve months.

Financing cash flows relate primarily to the Company’s borrowings under its credit lines, treasury stock purchases and dividends. On June 16, 2006, the Company entered into a new $350 million senior unsecured revolving credit agreement (the “Revolver”), with a syndicate of lenders. The Revolver allows the Company to borrow, repay and reborrow revolving loans up to $350 million (which includes swingline loans for up to $20 million and standby letters of credit of up to $30 million) until the scheduled maturity date of June 16, 2011. The Company has the ability to request an increase in available borrowings under the Revolver by an additional amount of up to $150 million by obtaining the agreement of the existing lenders to increase their lending commitments or by adding additional lenders. The rate of interest generally applicable for revolving loans under the Revolver is, at the Company’s option, equal to either (i) the greater of the prime rate or the federal funds effective rate plus 50 basis points, or (ii) an adjusted LIBOR rate plus a margin between 22 and 70 basis points based on the Company’s credit rating. The Revolver requires the Company to pay a quarterly facility fee, based upon the credit rating of the Company, at a rate between 8 and 17 1/2 basis points, on the full amount of the commitment (regardless of usage). The Revolver also requires the payment of a quarterly usage fee, based upon the credit rating of the Company, at a rate between 10 and 12 1/2 basis points, on certain amounts outstanding under the commitment, at all times when the amount borrowed under the Revolver exceeds 50% of the total commitment. The Revolver includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage. The Revolver also restricts the Company’s ability to make certain investments, incur certain debt, and dispose of assets, among other restrictions. As of September 30, 2009, the Company had $292.3 million of revolving loans outstanding pursuant to the Revolver and was in compliance with all covenants.

The proceeds of the Revolver are used for general corporate purposes, including working capital, debt repayment, stock repurchases, dividends and investments.

The Company has a line of credit with a bank through August 31, 2010 providing up to an aggregate of $5 million of borrowings, which is due upon demand. Borrowings under the line of credit bear interest at the lender’s sole option at either of the following rates (i) prime rate or (ii) LIBOR rate plus 0.80% per annum; due monthly and upon demand for final payment. As of September 30, 2009, no amounts were outstanding pursuant to this line of credit.

As of September 30, 2009, total debt outstanding for the Company was $292.3 million. No outstanding debt amounts at September 30, 2009 were scheduled to mature during the twelve months ending September 30, 2010.

On September 10, 2009, the Company’s board of directors declared a cash dividend of $0.185 per share (or approximately $10.9 million in the aggregate), which was paid on October 16, 2009 to shareholders of record on October 2, 2009. Dividends paid in the nine months ended September 30, 2009 were approximately $33.3 million.

The Company currently maintains the payment of a quarterly dividend on its common shares outstanding, however, the declaration of future dividends are subject to the discretion of our board of directors. We expect that cash dividends will continue to be paid in the future, subject to future business performance, economic conditions and changes in tax regulations. Based on our present dividend rate and outstanding share count, aggregate annual dividends for 2009 would be approximately $44.3 million.

During the nine months ended September 30, 2009, the Company repurchased 2.1 million shares of its common stock under the share repurchase program at a total cost of $55.3 million for an average price of $26.90 per share. Since the program’s inception through September 30, 2009, we have repurchased 42.8 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.0 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 75.8 million shares at an average price of $13.26 per share through September 30, 2009. At September 30, 2009 the Company had 3.9 million shares remaining under the current stock repurchase authorization. Upon completion of the current authorization, our board of directors will evaluate the propriety of additional share repurchases.

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

The Company believes that cash flows from operations and available financing capacity are adequate to meet the expected future operating, investing and financing needs of the business. However, events over the past year, including recent failures and near failures of a number of large financial service companies have made the capital markets increasingly volatile. As a result of the dislocation in the credit markets, the availability of reasonably priced credit may be limited and therefore reduce the Company’s ability to return value to shareholders through dividends and its share repurchase program.

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

The Company may also enter into master development agreements (“MDAs”) with developers which grant limited exclusive development rights and preferential franchise agreement terms for one-time, non-refundable fees. When these fees are not contingent upon the number of agreements executed under the MDA, the Company recognizes these up-front fees over the MDAs’ contractual life.

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

The Company recognizes procurement services revenues from qualified vendors when the services are performed or the product delivered, evidence of an arrangement exists, the fee is fixed and determinable and collectability is probable. We defer the recognition of procurement services revenues related to certain upfront fees and recognize them over a period corresponding to the Company’s estimate of the life of the arrangement.

Marketing and Reservation Revenues and Expenses.

The Company records marketing and reservation revenues and expenses on a gross basis since the Company is the primary obligor in the arrangement, maintains the credit risk, establishes the price and nature of the marketing or reservation services and retains discretion in supplier selection. In addition, net advances to and repayments from the franchise system for marketing and reservation activities are presented as cash flows from operating activities.

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

We evaluate the potential impairment of property and equipment and other long-lived assets, including franchise rights on an annual basis or whenever an event or other circumstance indicates that we may not be able to recover the carrying value of the asset. Our evaluation is based upon future cash flow projections. During the nine months ended September 30, 2009, the Company recorded an impairment charge related to leasehold improvements for office space that was subleased. The Company determined the fair value of these impaired assets based on the present value of the corresponding sublease payments related to the use of the leasehold improvements. As a result, the Company recognized a $0.5 million charge in SG&A expense which represented the difference between the estimated fair value of the leasehold improvements and their carrying value. Significant management judgment is involved in developing these projections, and they include inherent uncertainties. If different projections had been used in the current period, the balances for non-current assets could have been materially impacted. Furthermore, if management uses different projections or if different conditions occur in future periods, future-operating results could be materially impacted.

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

Stock Compensation.

The Company’s policy is to recognize compensation cost related to share based payment transactions in the financial statements based on the fair value of the equity or liability instruments issued. Compensation expense related to the fair value of share-based awards is recognized over the requisite service period based on an estimate of those awards that will ultimately vest. The Company estimates the share-based compensation expense for awards that will ultimately vest upon inception of the grant and adjusts the estimate of share-based compensation for those awards with performance and/or service requirements that will not be satisfied so that compensation cost is recognized only for awards that ultimately vest.

Income Taxes.

The Company accounts for income taxes in accordance with FASB ASC 740 “Income Taxes”, formerly SFAS No. 109, “Accounting for Income Taxes” and FASB ASC 740-10, formerly FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109”. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

FASB ASC 740-10 establishes a recognition threshold a tax position is required to meet before being recognized in the financial statements. FASB ASC 740-10 provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have reviewed our uncertain income tax positions and the Company believes it is reasonably possible it will recognize tax benefits of up to $2.2 million within the next twelve months. This is due to the anticipated lapse of applicable statutes of limitations regarding state tax positions and stock-based compensation deductions.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2005. Substantially all material state and local and foreign income tax matters have been concluded for years through 2005. U.S. federal income tax returns for 2006 through 2008 are currently open for examination.

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

In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan (“EDCP”) which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust. A participant may elect an investment return of either the annual yield of the Moody’s Average Corporate Bond Rate Yield Index plus 300 basis points, or a return based on a selection of available diversified investment options. As of September 30, 2009 and December 31, 2008, the Company had a deferred compensation liability of $17.1 million and $20.2 million, respectively related to these deferrals and credited investment returns. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of the diversified investments.

The Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that partially offset the earnings credited to the participants. The diversified investments held in the trusts totaled $10.1 million and $15.7 million as of September 30, 2009 and December 31, 2008, respectively, and are recorded at their fair value, based on quoted market prices. The change in the fair value of the diversified assets held in trust is recorded as trading security income (loss) and is included in other income and expenses, net in the accompanying statements of income.

In 1997, the Company adopted the Choice Hotels International, Inc. Nonqualified Retirement Savings and Investment Plan (“Non-Qualified Plan”). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. As of September 30, 2009 and December 31, 2008, the Company had recorded a deferred compensation liability of $10.6 million and $10.5 million, respectively related to these deferrals. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of the diversified investments.

The diversified investments held in the trusts are invested in the various diversified options based on participant elections and totaled $9.7 million and $9.6 million as of September 30, 2009 and December 31, 2008, respectively. These investments are recorded at their fair value, based on quoted market prices. The change in the fair value of the diversified assets held in trust is recorded as trading security income (loss) and is included in other income and expenses, net in the accompanying statements of income. In addition, at both September 30, 2009 and December 31, 2008, the Non-Qualified Plan held shares of the Company’s common stock with a market value of $0.9 million.

We are subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock. The diversified investments held in the Non-Qualified Plan and EDCP include investments primarily in equity and debt securities and cash and cash equivalents.

Recently Issued Accounting Standards

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets”, now included in FASB ASC 715-20-65-2, “Compensation — Retirement Benefits”, which amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pension and Other Postretirement Benefits, and is effective for fiscal years ending after December 15, 2009. This guidance requires an employer to disclose investment policies and strategies, categories, fair value measurements and significant concentration of risk among its post-retirement benefit plan assets. The Company will update its disclosures, as appropriate, upon implementation of this guidance.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets”, now included in FASB ASC 860-10-65-2, “Transfers and Servicing”, which will require more information about transfers of financial assets, eliminates the concept of a qualified special purpose entity (“QSPE”), changes the requirement for derecognizing financial assets and requires additional disclosures. This guidance becomes effective as of the beginning of the first annual reporting period beginning after November 15, 2009 and should be applied prospectively for interim and annual periods during that period going forward. We are currently evaluating the impact, if any, of these guidelines.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, now included in FASB ASC 810-10, “Consolidation”, which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a QSPE. This guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, this guidance provides more timely and useful information about an enterprise’s involvement with a variable interest entity and will become effective January 1, 2010. We are currently evaluating the impact, if any, of these guidelines.

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

The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company’s foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including in certain circumstances the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which had a carrying value of $19.9 million and $25.4 million at September 30, 2009 and December 31, 2008, respectively. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.

At September 30, 2009 and December 31, 2008, the Company had $292.3 million and $284.4 million of debt outstanding at a weighted average effective interest rate of 0.7% and 2.4%, respectively. A hypothetical change of 10% in the Company’s effective interest rate from September 30, 2009 levels would increase or decrease interest expense by $0.2 million. The Company expects to refinance its long-term debt obligations prior to their scheduled maturities.

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

An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.

There has been no change in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2009, that materially affected, or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

Issuer Purchases of Equity Securities

The following table sets forth purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the nine months ended September 30, 2009.

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1),(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2009	300,656	$27.57	299,513	5,664,324
February 28, 2009	419,000	26.24	372,062	5,292,262
March 31, 2009	887	25.62	—	5,292,262
April 30, 2009	—	—	—	5,292,262
May 31, 2009	284,582	27.01	277,900	5,014,362
June 30, 2009	359,822	26.00	359,600	4,654,762
July 31, 2009	425,206	26.26	417,000	4,237,762
August 31, 2009	127,300	28.26	127,300	4,110,462
September 30, 2009	204,293	29.02	203,728	3,906,734

Total	2,121,746	$26.88	2,057,103	3,906,734

(1)	The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998.
(2)

During the nine months ended September 30, 2009, the Company redeemed 64,643 shares of common stock from employees to satisfy minimum tax-withholding requirements related to the vesting of restricted stock and PVRSU grants. These redemptions were not part of the board repurchase authorization.

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

(b) Reports on Form 8-K

The Company filed a report on Form 8-K, dated July 29, 2009, reporting that a press release dated July 29, 2009 had been issued reporting the Company’s earnings for the three months ended June 30, 2009.

The Company filed a report on Form 8-K, dated August 3, 2009, reporting that on July 28, 2009, Choice Hotels International, Inc. and Thomas L. Mirgon, Senior Vice President Human Resources and Administration, agreed that Mr. Mirgon would be leaving the Company. Mr. Mirgon’s departure from the Company was not “for cause” for purposes of Mr. Mirgon’s previously filed employment agreement.

The Company filed a report on Form 8-K, dated August 4, 2009, reporting that on August 4, 2009, the Company posted a presentation to its website, www.choicehotels.com, which was scheduled to be presented on Tuesday, August 4, 2009. The materials include certain non-GAAP financial measures. A reconciliation of those measures to the most directly related comparable GAAP measures was included in the presentation materials.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

Date: November 6, 2009	By:	/s/ David L. White
David L. White
Senior Vice President, Chief Financial Officer & Treasurer