Form 10-K
period 2009-12-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2010-03-01
CIK 1046311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Smaller reporting company ☐	Non-accelerated filer ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock of Choice Hotels International, Inc. held by non-affiliates was $779,784,443 as of June 30, 2009 based upon a closing price of $26.61 per share.

The number of shares outstanding of Choice Hotels International, Inc.’s common stock at February 16, 2010 was 59,707,392.

DOCUMENTS INCORPORATED BY REFERENCE.

Certain portions of our definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Annual Meeting of Shareholders to be held on April 29, 2010, are incorporated by reference under Part III.

CHOICE HOTELS INTERNATIONAL, INC.

Form 10-K

PART I

Throughout this report, we refer to Choice Hotels International, Inc., together with its subsidiaries as “we”, “us” or “the Company”.

Forward-Looking Statements

Certain matters discussed in this report constitute forward-looking statements within the meaning of the federal securities law. Generally, our use of words such as “expect,” “estimate,” “believe,” “anticipate,” “will,” “forecast,” “plan,” “project,” “assume” or similar words of futurity identify statements that are forward-looking and that we intend to be included within the Safe Harbor protections provided by Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are based on management’s current beliefs, assumptions and expectations regarding future events, which in turn are based on information currently available to management. Such statements may relate to projections for the Company’s revenue, earnings, cash flows and other financial and operational measures, Company debt levels, payment of stock dividends, and future operations. We caution you not to place undue reliance on any forward-looking statements, which are made as of the date of this report. Forward-looking statements do not guarantee future performance and involve known and unknown risks, uncertainties and other factors.

Several factors could cause actual results, performance or achievements of the Company to differ materially from those expressed in or contemplated by the forward-looking statements. Such risks include, but are not limited to, changes to general, domestic and foreign economic conditions; operating risks common in the lodging and franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees; our ability to keep pace with improvements in technology utilized for reservations systems and other operating systems; fluctuations in the supply and demand for hotel rooms; and our ability to manage effectively our indebtedness. These and other risk factors are discussed in detail in Item 1A “Risk Factors” of this report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public over the internet at the SEC’s web site at http://www.sec.gov. Our SEC filings are also available free of charge on our website at http://www.choicehotels.com as soon as reasonably practicable following the time that they are filed with or furnished to the SEC. You may also read and copy any document we file with the SEC at its public reference room located at 100 F Street, NE Washington DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on its public reference room.

Item 1.    Business.

Overview

Choice Hotels International, Inc. and subsidiaries is one of the largest hotel franchisors in the world with 6,021 hotels open and 843 hotels under construction, awaiting conversion or approved for development as of December 31, 2009, representing 487,410 rooms open and 66,585 rooms under construction, awaiting conversion or approved for development in 49 states, the District of Columbia and over 40 countries and territories outside the United States. Choice franchises lodging properties under the following proprietary brand names: Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, Cambria Suites® and Ascend Collection® (collectively, the “Choice brands”). We operate in a single reportable segment encompassing our franchising business.

The Company conducts its international franchise operations through a combination of direct franchising and master franchising relationships. Master franchising relationships allow the use of our brands by third parties in foreign countries. The Company has made equity investments in certain non-domestic lodging franchise companies that conduct franchise operations for the Company’s brands under master franchising relationships. As a result of our use of master franchising relationships and international market conditions, total revenues from international franchising operations comprised only 7% and 8% of our total revenues in 2009 and 2008, respectively while representing approximately 19% of our franchise system hotels open at both December 31, 2009 and 2008.

Our direct lodging property real estate exposure is limited to three company-owned MainStay Suites hotels and exposure through our development activities that involve financing and guaranty support with third party hotel developers.

With a focus on hotel franchising instead of ownership, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our business provides opportunities to improve operating results by increasing the number of franchised hotel rooms and effective royalty rates of our franchise contracts resulting in initial fee revenue, ongoing royalty fees and procurement services revenues. In addition, our operating results can also be improved through our company-wide efforts related to improving property level performance. In addition to these revenues, we also collect marketing and reservation fees to support centralized marketing and reservation activities for the franchise system. As a lodging franchisor, Choice currently has relatively low capital expenditure requirements.

The principal factors that affect the Company’s results are: the number and relative mix of franchised hotel rooms; growth in the number of hotel rooms under franchise; occupancy and room rates achieved by the hotels under franchise; the effective royalty rate achieved; the level of franchise sales and relicensing activity; and our ability to manage costs. The number of rooms at franchised properties and occupancy and room rates at those properties significantly affect the Company’s results because our fees are based upon room revenues at franchised hotels. The key industry standard for measuring hotel-operating performance is revenue per available room (“RevPAR”), which is calculated by multiplying the percentage of occupied rooms by the average daily room rate realized. Our variable overhead costs associated with franchise system growth of our established brands have historically been less than incremental royalty fees generated from new franchises. Accordingly, continued growth of our franchise business should enable us to realize benefits from the operating leverage in place and improve operating results.

Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. We believe our strong and predictable cash flows create a strong financial position that provides us a competitive advantage. Currently, our business does not require significant capital to operate and grow; therefore, we can maintain a capital structure that generates high financial returns and use our excess cash flow to provide returns to our shareholders. Historically, we have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. Through December 31, 2009, we repurchased 42.9 million shares (including 33.0 million prior to the two-for-one stock split affected in October 2005) of common stock at a total cost of $1.0 billion since the program’s inception. Considering the effect of the two-for-one stock split, the Company has repurchased 75.9 million shares at an average price of $13.28 per share. At December 31, 2009, we had approximately 3.8 million shares remaining under the current stock repurchase authorization. Upon completion of the current authorization, our board of directors will evaluate the propriety of additional share repurchases. In 2009, we paid cash dividends totaling approximately $44.3 million and we presently expect to continue to pay dividends in the future, subject to future business performance, economic conditions and changes in income tax regulations. Based on our present dividend rate and outstanding share count, aggregate annual dividends for 2010 would be approximately $43.8 million.

Our board of directors has authorized us to enter into programs which permit us to offer investment, financing and guaranty support to qualified franchisees as well as acquire and resell real estate to incent franchise development in top markets for certain brands. Based on market and other conditions, we expect to deploy this capital opportunistically over the next several years. Notwithstanding these programs, the Company expects to continue to return value to its shareholders through a combination of share repurchases and dividends, subject to market and other conditions.

The Lodging Industry(1)

Companies participating in the lodging industry primarily do so through a combination of one or more of the three primary lodging industry activities: ownership, franchising and management. A company’s relative reliance on each of these activities determines which drivers most influence its profitability.

•

Ownership requires a substantial capital commitment and involves the most risk but offers high returns due to the owner’s ability to influence margins by driving RevPAR, managing operating expenses and financial leverage. The ownership model has a high fixed-cost structure that results in a high degree of operating leverage relative to RevPAR performance. As a result, profits escalate rapidly in a lodging up-cycle but erode quickly in a downturn as costs rarely decline as fast as revenue. Profits from an ownership model increase at a greater rate from RevPAR growth attributable to average daily rate (“ADR”) growth, than from occupancy gains since there are more incremental costs associated with higher guest volumes compared to higher pricing.

•

Franchisors license their brands to a hotel owner, giving the hotel the right to use the brand name, logo, operating practices, and reservations systems in exchange for a fee and an agreement to operate the hotel in accordance with the franchisor’s brand standards. Under a typical franchise agreement, the hotel pays the franchisor an initial fee, a percentage-of-revenue royalty fee and a marketing/reservation reimbursement. A franchisor’s revenues are dependent on the number of rooms in its system and the top-line performance of those hotels. Earnings drivers include RevPAR increases, unit growth and effective royalty rate improvement. Franchisors enjoy significant operating leverage in their business model since it costs little to add a new hotel franchise to an existing system. Franchisors normally benefit from higher industry supply growth, because the unit growth usually outpaces lower RevPAR resulting from excess supply. As a result, franchisors benefit from both RevPAR growth and supply increases which aids in reducing the impact of lodging industry economic cycles.

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

Positive cycles are characterized as periods of sustained occupancy growth. These cycles usually continue until the economy sustains a prolonged downturn, excess supply conditions exist or some external factor occurs such as war, terrorism or natural resource shortages. Industry recovery usually begins with an increase in occupancy followed by hoteliers increasing room rates. As demand begins to exceed room supply, occupancies and rates continue to improve. These factors result in increased hotel development.

The hotel industry posted positive and consistent RevPAR growth from the mid-1990’s until 2000 as the industry was able to increase its ADR at a pace faster than the increase in the Consumer Price Index (“CPI”), a common measure of inflation published by the US Department of Labor. However, due to the economic

(1)	Certain industry statistics included in this section, such as the number of hotel rooms, number of affiliated and non-affiliated rooms, US Lodging Industry Trends From 1997 – 2009, etc. were obtained from Smith Travel Research (“STR”).

recession, which began to affect the lodging industry during 2001, coupled with the terrorist attacks of September 11, 2001, industry profits and RevPAR declined between 2001 and 2003. Nonetheless, the industry remained profitable through this period.

Hotel room supply growth is cyclical as hotel construction responds to interest rates, construction and material supply conditions, capital availability and industry fundamentals. Historically, the industry added hotel rooms to its inventory through new construction due largely to a favorable lending environment that encouraged hotel development. This resulted in an over supply of rooms which, coupled with the decrease in industry performance between 2001 and 2003, led to reduced hotel development.

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

During 2005, year-over-year new hotel construction increased for the first time since 1999 with 65,900 rooms added to the industry and continued to increase through 2008. Furthermore, during 2008 the volume of new room additions exceeded the pre-2001 economic recession levels. The pressures from the increased hotel room supply as well as the deteriorating economic conditions experienced in 2008, resulted in annual occupancy rate declines of 280 basis points and ADR increasing at a slower pace than the annual increase in the CPI. As a result, industry RevPAR declined approximately 1.7%. The negative economic conditions continued in 2009 and the industry experienced declines in occupancy rates and average daily rates at a faster pace than any other time over the last 12 years. New rooms added did not decline significantly from 2008 to 2009 as most projects were under construction or had obtained financing prior to the deterioration in the availability and cost of capital that began in the fourth quarter of 2008. Current industry forecasts indicate that the pace of new domestic room additions will decline in 2010 and beyond until the lending environment and the US economy improves.

The following chart demonstrates these trends:

US Lodging Industry Trends—1997 - 2009

Year	Occupancy Rates	Average Daily Room Rates (ADR)	Change in ADR Versus Prior Year	Change in CPI Versus Prior Year	Revenue Per Available Room (RevPAR)	Profits (in billions)	New Rooms Added (Gross)
1997	64.5%	$75.16	6.1%	1.9%	$48.50	$17.0	128,000
1998	64.0%	$78.62	4.6%	2.3%	$50.29	$22.0	143,000
1999	63.3%	$81.27	3.4%	2.7%	$51.44	$23.0	143,148
2000	63.5%	$85.24	4.9%	3.4%	$54.13	$24.0	121,476
2001	60.1%	$84.85	-0.5%	2.9%	$50.99	$16.7	101,279
2002	59.2%	$83.15	-2.0%	1.6%	$49.22	$16.1	86,366
2003	59.1%	$83.19	0.1%	2.3%	$49.20	$15.0	65,876
2004	61.3%	$86.41	3.9%	2.7%	$52.93	$17.0	55,245
2005	63.1%	$90.84	5.1%	3.4%	$57.34	$21.0	65,900
2006	63.4%	$97.31	7.1%	3.2%	$61.69	$26.3	73,308
2007	63.1%	$104.04	6.9%	2.8%	$65.61	$26.9	94,541
2008	60.3%	$106.96	2.8%	3.8%	$64.49	$28.4	146,312
2009	55.1%	$97.51	-8.8%	-0.4%	$53.71	$14.0	142,287

(Source: Smith Travel Research and US Department of Labor)

As a franchisor, we are well positioned in any stage of the lodging cycle. Our fee-for-service business model has historically delivered predictable, profitable, long-term growth in a variety of lodging and economic environments. We have historically benefited from both the RevPAR gains typically experienced in the early stage of recovery, as our revenues are based on our franchisees’ gross room revenues, and the supply growth normally occurring in the later stages as we increase our portfolio size.

The Company’s portfolio of brands offers both new construction and conversion opportunities. The Company’s new construction brands typically benefit from periods of supply growth and favorable capital availability and pricing typically found during positive lodging cycles. Our conversion brands also benefit from positive lodging cycles as the construction of new hotels increases the need for existing hotels to seek new brand affiliations as their product moves through the hotel life cycle.

Historically, during lodging cycle downturns, our unit growth is driven primarily from the conversion of independent and other hotel chain affiliates into our system as these hotels endeavor to improve their performance.

Hotels are broadly segregated into two categories: full-service and limited service. Full-service hotels generally offer food and beverage (“F&B”) facilities and/or meeting facilities. Limited-service hotels, usually offer only rooms, although some offer modest F&B facilities such as breakfast buffets. Limited-service hotels may also offer small meeting rooms. Full-service hotels are generally larger, command higher room rates, and generate higher profits, although overall operating margins are normally lower because F&B is a lower-margin business.

The lodging industry can be further divided into chain scale categories or groupings of generally competitive brands as follows:

Chain Scale	Brand Examples	Room Count	% of Total	Avg. Hotel Room Size
Luxury	Four Seasons, Ritz Carlton	107,372	2.2%	304
Upper Upscale	Marriott, Hilton, Sheraton	600,711	12.4%	367
Upscale	Hilton Garden Inn, Courtyard, Cambria Suites	507,481	10.5%	146
Midscale w/ F&B	Quality, Clarion, Holiday Inn, Best Western, Ramada	510,066	10.6%	112

Sub-Total Full Service		1,725,630	35.7%	173

Midscale w/o F&B	Comfort, La Quinta, Baymont Inn, Hampton Inn	824,018	17.1%	87
Economy	Econo Lodge, Days Inn, Super 8, Red Roof Inn	765,527	15.8%	76

Sub-Total Limited Service		1,589,545	32.9%	81

Independents		1,515,573	31.4%	67

Total All Hotels		4,830,748	100%	93

Source: Smith Travel Research (December 2009)

According to STR, Choice branded system-wide market share as of December 31, 2009 in the United States has increased 158 basis points to 8.0% of total industry rooms since 2002. During these same 7 years, the number of domestic hotels rooms franchised by the Company has increased at a cumulative annual growth rate of 4.66% compared to the total industry domestic growth rate of 1.45%.

Independent operators of hotels not owned or managed by major lodging companies have increasingly joined national hotel franchise chains as a means of remaining competitive with hotels owned by or affiliated with national lodging companies. Over the past 19 years, the industry has seen a significant movement of hotels from independent to chain affiliation, with affiliated hotels increasing from 46% of the market in 1990 to 69% of the market in 2009. Due to the fact that a significant portion of the costs of owning and operating a hotel are generally fixed, increases in revenues generated by affiliation with a franchise lodging chain can improve a hotel’s financial performance.

The large franchise lodging chains, including us, generally provide a number of services to hotel operators to improve the financial performance of their properties including central reservation systems, marketing and advertising programs, direct sales programs, certain in-person and online training and education programs, property systems revenue enhancement services and relationships with qualified vendors to streamline purchasing processes and make lower cost products available. We believe that national franchise chains with a large number of hotels enjoy greater brand awareness among potential guests than those with fewer hotels, and that greater brand awareness can increase the desirability of a hotel to its potential guests.

We believe that hotel operators choose lodging franchisors based primarily on the perceived value and quality of each franchisor’s brand and its services, and the extent to which affiliation with that franchisor may increase the hotel operator profitability.

Choice’s Franchising Business

Choice operates primarily as a hotel franchisor offering 11 brands. This family of well-known and diversified new construction and conversion brands competes at various hotel consumer and developer price points in the economy, midscale with and without food & beverage, extended stay and upscale lodging categories.

Economics of Franchising Business. The fee and cost structure of our business provides opportunities for us to improve operating results by increasing the number of franchised hotel rooms, improving RevPAR performance and increasing the effective royalty rates of our franchise contracts. As a hotel franchisor, we derive our revenue primarily from various franchise fees. Our franchise fees consist primarily of an initial fee and ongoing royalty, marketing and reservation fees that are typically based on a percentage of the franchised hotel’s gross room revenues. The initial fee and on-going royalty portion of the franchise fees are intended to cover our operating expenses, such as expenses incurred in business development, quality assurance, administrative support and certain franchise services and to provide us with operating profits. The marketing and reservation fees are used for the expenses associated with marketing, media, advertising, providing a central reservation system, property management systems, e-commerce initiatives and certain franchise services.

Our fee stream depends on the number of rooms in our system, the gross room revenues generated by our franchisees and effective royalty rates under our franchise contracts. We enjoy significant operating leverage since the variable operating costs associated with the franchise system growth of our established brands have historically been less than incremental royalty fees generated from new franchises. Our business is well positioned in the lodging industry since we benefit from both RevPAR growth and unit growth from new hotel construction or conversion of existing hotel assets into our system.

Our family of well-known and diversified brand offerings positions us well within the lodging industry. Our Cambria Suites, Comfort Inn, Comfort Suites, Sleep Inn, Suburban Extended Stay Hotel and MainStay Suites are primarily new build brands which offer hotel developers an array of choices in the upscale, midscale and extended stay chain scale categories during periods of supply growth. Our Ascend Collection, Clarion, Quality, Econo Lodge and Rodeway Inn brands offer conversion opportunities during both industry contraction and growth cycles to independent operators and non-Choice affiliated hotels who desire to affiliate with our brands and take advantage of the services we have to offer.

Strategy. Our mission is a commitment to franchisee profitability by providing our franchisees with hotel franchises that strive to generate the highest return on investment of any hotel franchise. Our business strategy is to create franchise system growth by leveraging Choice’s large and well-known hotel brands, franchise sales capabilities, effective marketing and reservation delivery efforts, certain training and education programs, RevPAR enhancing services and technologies, and financial strength created by our significant free cash flow. We believe our brands’ growth will be driven by our ability to create a compelling return on investment for franchisees. Our strategic objective is to improve our franchisee’s profitability by providing services which increase business delivery, reduce hotel operating and development costs, and/or improve guest satisfaction. Specific elements of our strategy include: building strong brands, delivering exceptional services, reaching more consumers and leveraging our size, scale and distribution to reduce costs for hotel owners.

Building Strong Brands. Each of our brands has particular attributes and strengths, including awareness with both consumers and developers. Our strategy is to utilize the strengths of each brand for room growth, RevPAR gains and royalty rate improvement that create revenue growth. We believe brand consistency, brand quality and guest satisfaction are critical in improving brand performance and building strong brands.

We have multiple brands that are positioned to meet the needs of many types of guests. These brands can be developed at various price points and are suitable for both new construction properties and existing hotels. This flexibility ensures that we have brands suitable for creating room growth in various types of markets, with various types of customers, and during both industry contraction and growth cycles. During times of lower industry supply growth and tighter capital markets, we can target conversions of existing non-Choice affiliated hotels seeking the awareness and proven performance provided by our brands. During periods of strong industry supply growth, we expect a greater portion of our room growth to come from our new construction brands. We believe that a large number of markets can still support our hotel brands, and that the growth potential for our brands, as well as new brands we may yet introduce, remains strong.

We believe each of our brands appeals to targeted hotel owners and guests because of unique brand standards, reservation delivery, service levels and pricing.

Delivering Exceptional Services. We provide a combination of services and technology based offerings to help our franchisees improve performance. We have field services staff members located nationwide that help franchisees improve RevPAR performance and guest satisfaction. In addition, we provide our franchisees with certain education and training programs as well as technology products designed to improve property level performance. These services and products promote revenue gains for franchisees and improve guest satisfaction which translate into both higher royalties for the Company and improved returns for owners, leading to further room growth by making our brands even more attractive to prospective franchisees. We develop our services based on customer needs and focus on activities that generate high return on investment for our franchisees.

Reaching More Consumers. We believe hotel owners value the large volume of guests we deliver through a mix of activities including brand marketing, reservation systems, key account sales, and the Company’s loyalty program, Choice Privileges®. Our strategy is to maximize the effectiveness of these activities in delivering both leisure and business travelers to Choice-branded hotels.

The Company will continue to increase awareness of its brands through its single and multi-branded national marketing campaigns and its Choice Privileges loyalty program promotions. These campaigns are intended to generate a compelling message to consumers and utilize our significant size to create even greater awareness for our brands with the ultimate goal of driving business through our central reservation system, which delivers the highest average daily rate. Local and regional co-op marketing campaigns will continue to be utilized to leverage the national marketing programs to drive business to our properties at a local level. We expect our efforts at marketing directly to guests will continue to be enhanced through the use of our customer relationship management technology. Our continued focus on overall brand quality coupled with our marketing initiatives is designed to stimulate room demand for our franchised hotels through improved guest awareness and satisfaction.

Our central reservations system is a critical technology used to deliver guests to our franchisees through multiple channels, including our call centers, proprietary websites, and global distribution systems (e.g., SABRE,

Amadeus, and internet distribution sites). We believe our well-known brands, combined with our relationships with many internet distribution web sites benefits our franchisees, by facilitating increased rate and reservations delivery, and reducing costs and operational complexity.

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

Franchise System

Our standard domestic franchise agreements grant franchisees the non-exclusive right to use certain of our trademarks and receive other benefits of our franchise system to facilitate the operation of their franchised hotel at a specified location. Each of our standard domestic franchise agreements is 20 years in duration (excluding contracts for MainStay Suites, Suburban Extended Stay Hotel branded hotels and beginning in 2008 Comfort Inn branded hotels which run for 10 years), with certain rights for each of the franchisor and franchisee to terminate their franchise agreement, such as upon designated anniversaries of the agreement, before the 20th (or 10th, as applicable) year.

Our franchises operate domestically under one of eleven Choice brand names: Comfort Inn, Comfort Suites, Cambria Suites, Quality, Clarion, Ascend Collection, Sleep Inn, Econo Lodge, Rodeway Inn, MainStay Suites and Suburban Extended Stay Hotel. The following table presents key statistics related to our domestic franchise system over the five years ended December 31, 2009.

COMBINED DOMESTIC FRANCHISE SYSTEM

	As of and For the Year Ended December 31,
	2005	2006	2007	2008	2009
Number of properties, end of period	4,048	4,211	4,445	4,716	4,906
Number of rooms, end of period	329,353	339,441	354,139	373,884	388,594
Royalty fees ($000)	$175,588	$194,333	$212,519	$220,411	$196,406
Average royalty rate(1),(3)	4.08%	4.09%	4.14%	4.20%	4.26%
Average occupancy percentage(1),(3)	57.6%	58.4%	57.9%	55.3%	49.4%
Average daily room rate (ADR)(1),(3)	$66.24	$68.71	$72.07	$74.11	$71.06
Revenue per available room (RevPAR)(1),(2),(3)	$38.15	$40.13	$41.75	$40.98	$35.09

(1)

Suburban Extended Stay Hotel was acquired on September 28, 2005. Statistics for average occupancy percentage, ADR and RevPAR for the year ended December 31, 2005 have been excluded since comparable pre-acquisition data is not available.

(2)	The Company calculates RevPAR based on information as reported to the Company by its franchisees.
(3)	Amounts exclude results from Cambria Suites properties opened during 2007, 2008 and 2009 and Ascend Collection properties opened during 2008 and 2009.

The Company conducts its international franchise operations through a combination of direct franchising and master franchising relationships. Master franchising relationships allow the use of our brands by third parties in foreign countries. The Company has made equity investments in certain non-domestic lodging franchise companies that conduct franchise operations for the Company’s brands under master franchising relationships. As a result of our use of master franchising relationships and international market conditions, total revenues from international franchising operations comprised 7% and 8% of our total revenues in 2009 and 2008, respectively while representing approximately 19% of our franchise system hotels open at both December 31, 2009 and 2008. Consequently, our description of our franchise system is primarily focused on the domestic operations. Currently, no individual franchisee or international master franchisee accounts for more than 2% of Choice’s royalty revenues or total revenues.

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

Ascend Collection: Ascend Collection is an innovative upscale membership program that is not positioned as a traditional franchise concept. The Ascend Collection includes individual properties that are historic, boutique and/or unique and desire to retain their independent brand identity but have access to Choice’s marketing and distribution channels. The Ascend Collection offers the best of both worlds: Independence backed up by a powerful global distribution network. Principal competitors include Sterling Hotels, Summit Hotel & Resorts, Small Luxury Hotels and Historic Hotels of America. The Ascend Collection brand was launched in October 2008 and includes 21 properties that were previously affiliated with our Clarion brand.

Comfort Inn: Comfort Inn and Comfort Inn and Suites hotels operate in the mid-scale without food and beverage category. One of the original brands in the limited service category, Comfort has built a reputation for consistent high-value accommodations for both business and leisure travelers. Comfort offers the complimentary Comfort Sunshine Breakfast and free high-speed internet access. Principal competitor brands include Holiday Inn Express, Fairfield Inn and LaQuinta.

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

Sleep Inn: Sleep Inn is a new construction brand that operates in the lower end of the mid-scale without food & beverage category. Sleep Inn delivers one of the most consistent product offerings in the category, providing both business and leisure travelers with free high-speed Internet access, an exercise room and our complimentary Morning Medley breakfast. Sleep Inn’s principal competitors include Microtel and La Quinta.

Clarion: Clarion hotels are full-service conversion hotels competing in the mid-scale hotel category. The brand offers full service lodging at an affordable price. Clarion hotels provide a full spectrum of full-service facilities and amenities, which include restaurant, conference, banquet or small meeting facilities, business center, swimming pool or exercise room, room service and bell service. Principal competitor brands include Four Points by Sheraton and Radisson.

Quality: Quality Inn hotels offer efficient and personable service and clean accommodations in the mid-scale category. Amenities and services typically include a complimentary Q Corner Breakfast, free high- speed internet access, a swimming pool and/or an exercise room, free USA Today or Wall Street Journal newspaper and meeting or event space. Principal competitor brands include Best Western and Ramada.

MainStay Suites: MainStay Suites hotels compete in the mid-scale extended stay category. Complete with a residential feel and value-added amenities, the MainStay brand is designed as a more practical lodging option for guests whose stays are longer than a few nights. Typically, longer hotel stays involve relocation, training, or temporary job assignments. All MainStay guests suites feature free high-speed internet access, fully equipped kitchens with a two-burner range, dishes, utensils, dishwasher, sink with disposal, microwave, and full size refrigerator. All suites include a sleeper sofa, comfortable work area with ergonomic chair and large walk-in closets. MainStay competes with Studio Plus, TownePlace Suites, Sierra Suites, and Candlewood Suites.

Suburban Extended Stay Hotel: Suburban Extended Stay Hotel suites are built with today’s value-conscious extended stay guest in mind. All suites provide kitchens, internet connections, and access to on-site laundry facilities. Suburban’s “just what you need” philosophy matches attractive weekly pricing with weekly housekeeping to provide extended stay guests with the all-suite accommodations they want without the cost of services they do not need. All hotels offer complimentary high-speed internet access. Principal competitor brands include Extended Stay Hotels and Sun Suites. The Suburban Extended Stay Hotel brand was added to our portfolio in September 2005 as the result of our acquisition of Suburban Franchise Holding Company, Inc.

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

The following table presents key statistics related to the domestic system for our established brands over the five years ended December 31, 2009.

	As of and For the Year Ended December 31,
	2005	2006	2007	2008	2009
COMFORT INN DOMESTIC SYSTEM
Number of properties, end of period	1,428	1,415	1,434	1,462	1,447
Number of rooms, end of period	111,598	110,877	112,042	114,573	113,633
Royalty fees ($000)	$78,722	$84,748	$91,131	$91,913	$80,059
Average occupancy percentage	61.7%	63.0%	63.1%	60.1%	54.1%
Average daily room rate (ADR)	$68.84	$73.08	$77.14	$79.84	$77.10
RevPAR	$42.45	$46.06	$48.70	$48.01	$41.74
COMFORT SUITES DOMESTIC SYSTEM
Number of properties, end of period	411	433	481	541	608
Number of rooms, end of period	32,251	33,976	37,358	42,152	47,301
Royalty fees ($000)	$27,881	$32,084	$35,775	$38,202	$35,134
Average occupancy percentage	66.3%	67.0%	65.5%	61.3%	53.3%
Average daily room rate (ADR)	$77.51	$82.93	$87.23	$89.49	$84.79
RevPAR	$51.36	$55.59	$57.11	$54.82	$45.17
QUALITY DOMESTIC SYSTEM
Number of properties, end of period	660	736	828	908	979
Number of rooms, end of period	66,316	72,054	79,276	85,055	89,336
Royalty fees ($000)	$25,855	$29,220	$34,310	$37,658	$33,724
Average occupancy percentage	54.6%	55.3%	54.2%	52.0%	46.0%
Average daily room rate (ADR)	$64.86	$66.89	$70.30	$71.42	$68.00
RevPAR	$35.41	$37.01	$38.09	$37.15	$31.31
CLARION DOMESTIC SYSTEM(1)
Number of properties, end of period	153	162	167	150	172
Number of rooms, end of period	23,554	23,945	23,319	21,497	24,636
Royalty fees ($000)	$9,385	$9,531	$10,388	$10,733	$8,549
Average occupancy percentage	52.5%	51.2%	51.7%	5 0.0%	42.2%
Average daily room rate (ADR)	$74.62	$78.98	$80.86	$84.48	$77.79
RevPAR	$39.15	$40.41	$41.79	$42.21	$32.86
SLEEP INN DOMESTIC SYSTEM
Number of properties, end of period	319	327	346	365	392
Number of rooms, end of period	24,205	24,575	25,728	26,867	28,599
Royalty fees ($000)	$13,862	$15,384	$16,605	$16,437	$14,614
Average occupancy percentage	61.0%	62.4%	62.5%	58.5%	51.5%
Average daily room rate (ADR)	$62.52	$66.44	$69.67	$71.91	$69.64
RevPAR	$38.16	$41.43	$43.52	$42.10	$35.86
MAINSTAY SUITES DOMESTIC SYSTEM
Number of properties, end of period	27	29	30	35	37
Number of rooms, end of period	2,047	2,183	2,258	2,694	2,866
Royalty fees ($000)	$1,375	$1,459	$1,603	$1,760	$1,607
Average occupancy percentage	65.7%	69.4%	68.5%	64.2%	57.9%
Average daily room rate (ADR)	$64.76	$67.26	$70.04	$73.72	$70.55
RevPAR	$42.54	$46.66	$47.98	$47.34	$40.82
ECONO LODGE DOMESTIC SYSTEM
Number of properties, end of period	805	816	825	816	792
Number of rooms, end of period	49,763	49,679	50,403	50,812	48,996
Royalty fees ($000)	$15,509	$16,467	$17,266	$17,400	$15,024
Average occupancy percentage	48.2%	47.7%	48.0%	46.9%	43.5%
Average daily room rate (ADR)	$50.95	$53.09	$54.40	$55.58	$54.66
RevPAR	$24.56	$25.31	$26.10	$26.05	$23.78
RODEWAY INN DOMESTIC SYSTEM
Number of properties, end of period	180	233	276	346	372
Number of rooms, end of period	11,051	14,168	16,523	20,302	21,392
Royalty fees ($000)	$2,256	$2,467	$2,865	$3,397	$3,819
Average occupancy percentage	46.7%	45.8%	47.6%	47.5%	43.0%
Average daily room rate (ADR)	$49.91	$51.66	$53.24	$55.04	$52.48
RevPAR	$23.31	$23.66	$25.32	$26.16	$22.54
SUBURBAN EXTENDED STAY HOTEL DOMESTIC SYSTEM
Number of properties, end of period	65	60	54	60	61
Number of rooms, end of period	8,568	7,984	6,773	7,256	7,416
Royalty fees ($000)	$743 (3)	$2,973	$2,535	$2,444	$2,275
Average occupancy percentage	— (2)	72.4%	67.3%	62.4%	56.3%
Average daily room rate (ADR)	— (2)	$38.30	$40.13	$42.93	$41.51
RevPAR	— (2)	$27.73	$27.01	$26.80	$23.35

(1)	Statistics for the Clarion brand reflect the repositioning of 20 units in the fourth quarter of 2008 and 1 unit in the first quarter of 2009 from the Clarion brand to the Ascend Collection.
(2)	Statistics for average occupancy percentage, ADR and RevPAR for the year ended December 31, 2005 have been excluded since comparable pre-acquisition data is not available.
(3)	Royalty fees include results of Suburban Extended Stay Hotel operations from September 28, 2005 through December 31, 2005.

International Franchise Operations

The Company conducts its international franchise operations through a combination of direct franchising and master franchising relationships. Master franchising relationships allow the use of our brands by third parties in foreign countries. The Company has made equity investments in certain non-domestic lodging franchise companies that conduct franchise operations for the Company’s brands under master franchising relationships. The use of our brands by third parties in foreign countries are governed by master franchising agreements which generally provide the master franchisee with the right to use our brands in a specific geographic region, usually for a fee.

In some territories outside the United States hotel franchising is less prevalent, and many markets are served primarily by independent operators. We believe that chain affiliation will increase in certain international markets as local economies grow and hotel owners seek the economies of centralized reservations systems and marketing programs. We believe that international franchise operations will provide a significant long-term growth opportunity for the Company and as a result have initiated a multi-year investment in information technology and marketing which is expected to enhance the value proposition for prospective international franchisees.

As of December 31, 2009, we had 1,115 franchise hotels open and operating in over 30 countries and territories outside of the United States. The following chart summarizes our franchise system outside of the United States.

COMBINED INTERNATIONAL FRANCHISE SYSTEM(1)

	As of and For the Year Ended December 31,
	2005	2006	2007	2008	2009
Number of properties, end of period	1,162	1,165	1,125	1,111	1,115
Number of rooms, end of period	97,703	97,944	97,888	98,642	98,816
Royalty fees ($000)	$10,971	$16,183	$22,234	$25,599	$20,984

(1)

Reporting of operating statistics (e.g. average occupancy percentage and average daily room rate) of international franchisees is not required by all master franchise contracts, thus these statistics and RevPAR are not presented for international franchisees.

Scandinavia. We conduct our operations in Denmark, Norway, Sweden, Latvia, Estonia and Finland through our relationship with Choice Hotels Scandinavia (“CHS”). As of December 31, 2009, CHS had 161 open properties. The Company’s master franchise agreement with CHS expires in 2023.

Japan. The Company conducts its operations in Japan through a master franchise relationship with Choice Hotels Japan (“CHJ”). The Company’s master franchise agreement with CHJ expires in 2014 with an option to renew the agreement one time for an additional term of ten years. As of December 31, 2009, CHJ had 52 open properties.

Continental Europe. During the fourth quarter of 2006, the Company acquired from The Real Hotel Company PLC (“RHC”) the franchising operations conducted by RHC in continental Europe and simultaneously the master franchise agreement between Choice and RHC covering continental Europe was terminated. The Company now conducts direct franchising operations through two wholly-owned subsidiaries, Choice Hotels Franchise GmbH and Choice Hotels France SAS in Germany, Italy, the Czech Republic, Switzerland, France, Belgium, Portugal, Poland and Spain. At December 31, 2009, the Company’s subsidiaries had 182 properties open and operating in continental Europe.

Ireland. In August 2007, the Company entered into a ten year master franchising agreement with Ireland-based Cordelle Enterprises, doing business as Choice Hotels Ireland, for the right to license and develop our Clarion, Quality and Comfort brands in Ireland. Prior to acquiring the master franchising rights directly from the Company, Choice Hotels Ireland operated the Company’s brands under an area representative agreement with RHC, which previously held the master franchise rights in Ireland. As of December 31, 2009, Choice Hotels Ireland had 10 properties open and operating.

United Kingdom. In 2007, the Company entered into a definitive agreement with RHC to transfer United Kingdom franchising operations, which were previously operated under a master franchise agreement with RHC, to the Company on January 31, 2008. On that date, the master franchise agreement was terminated and the existing franchise agreements were assigned to a wholly-owned subsidiary, Choice Hotels Licensing B.V. (“Choice BV”). At December 31, 2009, the Company’s subsidiary had 44 properties open and operating in the United Kingdom.

Canada. We conduct our operations in Canada through Choice Hotels Canada Inc. (“CHC”) a joint venture owned 50% by us and 50% by InnVest Real Estate Investment Trust. CHC is one of the largest lodging organizations in Canada with 281 of our franchised properties open and operating as of December 31, 2009.

Australasia. The Company conducts direct franchising operations in Australia, Singapore, New Zealand and Papua New Guinea through a wholly-owned subsidiary, Choice Hotels Australasia Pty. Ltd. (“CHA”). As of December 31, 2009, CHA had 267 franchised properties open and operating in Australasia.

Mexico. During 2004, we established a wholly-owned subsidiary Choice Hotels Mexico S. de R.L. de C.V. (“CHM”) to develop direct franchising operations in Mexico on behalf of Choice BV, which acts as the franchisor in Mexico. CHM is focused on establishing Clarion, Quality and Comfort brands through conversions of high quality hotels in Mexico. At December 31, 2009, the Company’s subsidiary had 18 properties open and operating.

Brazil. We conduct our operations in Brazil, Argentina, Uruguay and Chile through a master franchise relationship with Atlantica Holdings International, Ltd. (“Atlantica”). As of December 31, 2009, Atlantica had 54 open properties. The Company’s master franchise agreement with Atlantica was executed in 2001 and has a term of twenty years with certain rights by both parties to terminate the contract on the 10th or 15th anniversary.

Central America. We conduct our operations in the Dominican Republic, El Salvador, Honduras, Costa Rica, Guatemala, Nicaragua and Panama through our relationship with Real Hotels and Resorts, Inc. (“Real”). As of December 31, 2009, Real had 13 open properties. The Company’s master franchise agreement with Real was executed in 1994 and has a term of twenty years with certain rights by both parties to terminate the contract on the 15th anniversary.

Other International Relationships. We have various master franchise and area representative arrangements in place with local hotel management and franchising companies doing business in China and India. In addition, the Company, through Choice BV, has direct franchise relationships with properties in Malaysia and Lebanon.

The following table summarizes Choice’s non-domestic franchise system as of December 31, 2009:

	Comfort	Comfort Suites	Quality	Clarion	Sleep	Ascend Collection	Econo Lodge	Rodeway	Total
Australia	135	—	71	15	—	—	7	—	228
Czech Republic	—	—	—	4	—	—	—	—	4
France	75	—	27	5	—	—	—	—	107
Germany	17	—	18	3	—	—	—	—	38
Italy	5	—	9	3	—	—	—	—	17
Lebanon	—	—	1	—	—	—	—	—	1
Malaysia	—	—	1	—	—	—	—	—	1
Mexico	7	—	10	—	1	—	—	—	18
New Zealand	14	—	14	5	—	—	—	—	33
Papua New Guinea	1	—	4	—	—	—	—	—	5
Portugal	5	—	2	1	—	—	—	—	8
Singapore	—	—	1	—	—	—	—	—	1
Spain	—	—	1	1	—	—	—	—	2
Switzerland	4	—	2	—	—	—	—	—	6
United Kingdom	21	—	22	1	—	—	—	—	44

Direct Franchise Agreements	284	—	183	38	1	—	7	—	513

Brazil	15	7	25	1	6	—	—	—	54
Canada*	145	2	71	10	2	1	47	3	281
China	1	1	1	—	—	—	—	—	3
Costa Rica	—	—	1	1	1	—	—	—	3
Denmark	6	—	5	6	—	—	—	—	17
Dominican Republic	—	—	1	1	—	—	—	—	2
El Salvador	4	—	1	—	—	—	—	—	5
Estonia	—	—	—	1	—	—	—	—	1
Finland	1	—	—	1	—	—	—	—	2
Guatemala	—	—	—	1	—	—	—	—	1
Honduras	—	—	—	2	—	—	—	—	2
India*	10	—	17	1	—	—	—	—	28
Ireland	—	—	3	7	—	—	—	—	10
Japan	50	—	2	—	—	—	—	—	52
Latvia	—	—	—	1	—	—	—	—	1
Norway	12	—	40	24	—	—	—	—	76
Sweden	10	—	25	29	—	—	—	—	64

Master Franchise Agreements	254	10	192	86	9	1	47	3	602

Total Number of Properties	538	10	375	124	10	1	54	3	1,115

*	The Company has made equity investments in these master franchisors.

The following table presents key worldwide system size statistics as of and for the year ended December 31, 2009:

	Open and Operational		Approved for Development
	Hotels	Rooms	Hotels	Rooms	Additions	Repositionings	Terminations
Comfort	1,985	152,452	166	11,836	111	(26)	(98)
Comfort Suites	618	48,713	183	13,925	81	(2)	(13)
Quality	1,354	127,747	102	8,592	126	26	(79)
Ascend Collection	29	2,385	6	529	8	1	(1)
Clarion	296	41,031	37	4,601	48	—	(27)
Sleep Inn	402	29,689	128	8,542	33	—	(12)
MainStay Suites	37	2,866	45	4,231	2	—	—
Econo Lodge	846	51,525	59	3,553	69	—	(84)
Rodeway Inn	375	21,513	38	2,073	53	1	(30)
Suburban	61	7,416	38	3,445	4	—	(3)
Cambria Suites	18	2,073	41	5,258	6	—	—

Totals	6,021	487,410	843	66,585	541	—	(347)

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

Our franchise sales organization is structured to support the Company’s efforts to leverage its core strengths in order to take advantage of opportunities for further growth. The franchise sales organization employs both sales managers as well as franchise sales directors. This organization emphasizes the benefits of affiliating with the Choice system, our commitment to improving hotel profitability, our central reservation delivery services, our training and support systems (including our proprietary property management systems) and our Company’s track record of growth and profitability to potential franchisees. Sales managers have geographic oversight over all of the brands in their territory to ensure each prospective hotel is placed in the appropriate brand, facilitate teamwork and information sharing amongst the sales directors and provide better service to our potential franchisees. Our franchise sales directors are assigned to specific brands to leverage their brand expertise to enhance product consistency and deal flow. The structure of this organization supports the Company’s efforts to leverage its core strengths in order to take advantage of opportunities for further growth. Integrating our brands and strategies allow our brand teams to focus on understanding, anticipating and meeting the unique needs of our customers.

During 2009, Choice received 738 applications for new franchise agreements (not including relicensings of existing agreements) compared to 1,115 in 2008. These applications resulted in the execution of 369 new domestic franchise agreements in 2009, compared to 698 in 2008. An application received does not always result in an executed franchise agreement during the year received or at all due to various factors, such as financing and agreement on contractual terms. Due to the economic and credit market conditions, the applications received and new domestic franchise agreements executed during 2009 declined significantly from the year ended December 31, 2008. Based on the continued uncertainty around the economy, we currently do not expect the number of applications received and therefore the number of new franchise agreements executed to accelerate until the lodging industry experiences positive operating conditions and the availability of hotel financing improves. During prior lodging industry downturns, the Company experienced an increase in the number of new domestic franchise agreements from conversion hotels. While the Company believes that a greater percentage of its new contracts in the near-term will result from conversion hotel agreements, the length and breadth of the current economic crisis and the disruption of the credit markets could result in fewer conversion and new construction hotel contracts in the future. Our objective is to continue to grow our portfolio by continuing to sell our existing brands, creating extensions of our existing brands and introducing new brands, either organically or via acquisition, within the various lodging chain categories.

Because retention of existing franchisees is important to our growth strategy, we have a formal impact policy. This policy offers existing franchisees protection from the opening of a same-brand property within a specified distance, depending upon the market in which the property is located.

Investment, Financing and Guaranty Franchisee Support

During 2008, our Board of Directors authorized us to enter into programs which permit us to offer investment, financing and guaranty support to qualified franchisees as well as acquire and resell real estate to incent franchise development in top markets for certain brands. We expect to opportunistically deploy this capital over the next several years. Our annual investment in these programs will be dependent on market and other conditions, as the economic conditions and credit markets improve and hotel development accelerates, the Company expects to deploy this capital in an effort to accelerate the development of certain brands.

Franchise Agreements

Our standard domestic franchise agreements grant franchisees the non-exclusive right to use certain of our trademarks and receive other benefits of our franchise system to facilitate the operation of their franchised hotel at a specified location. Each of our standard domestic franchise agreements is 20 years in duration (excluding contracts for Suburban Extended Stay Hotel and MainStay Suites branded hotels and beginning in 2008 Comfort branded hotels which run for ten years), with certain rights for each of the franchisor and franchisee to terminate their franchise agreement, such as upon designated anniversaries of the agreement, before the 20th (or 10th, as applicable) year.

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

When the responsibility for development is transferred to an international master franchisee, that party has the responsibility to develop and grow our brands in the master franchise area. Additionally, the master franchisee generally must manage the delivery of certain necessary services (such as training, quality assurance, reservations and marketing) to support the franchised hotels in the master franchise area. The master franchisee collects the fees paid by the local franchisee and remits an agreed upon share to us. Master franchise agreements generally have a term of at least ten years. We have only entered into master franchise agreements with respect to franchised hotels outside the United States.

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

Our standard franchise fees are as follows:

QUOTED FEES BY BRAND AS OF DECEMBER 31, 2009

Brand	Initial Fee Per Room/Minimum	Royalty Fees	Combined Marketing and Reservation System Fee
Cambria Suites	$500/$60,000	5.00%	4.00%
Comfort Inn	$500/$50,000	5.65%	3.85%
Comfort Suites	$500/$50,000	5.65%	3.85%
Quality Inn	$300/$35,000	4.65%	3.85%
Quality Suites	$300/$50,000	4.65%	3.85%
Ascend Collection	$375/$30,000	4.00%	2.50%
Clarion	$300/$40,000	4.25%	3.25%
Sleep Inn	$300/$40,000	4.65%	3.85%
MainStay Suites	$300/$30,000	5.00%	2.50%
Econo Lodge	$250/$25,000	4.50%	3.50%
Rodeway Inn	(1)	(2)	(3)
Suburban Extended Stay Hotel	$225/$30,000	5.00%	2.50%

(1)	Initial fee of $10,000 for properties with up to 80 rooms. Additional $125 per room fee for each room over 80 rooms.
(2)	Royalty rate is $31.00 per room per month. Annual minimum is $20,000.
(3)	Combined marketing and reservation system fees are $19.00 per room per month. Annual minimum is $15,000.

As previously noted, the Company’s franchise agreements are individually negotiated and therefore actual fees may differ from those noted above. From time to time, the Company may discount the standard royalty fees in the initial years of the agreement as a customer acquisition tactic. Typically, these discounts expire as the contract matures until the contractual royalty fees reach the standard franchise fee in effect at the time the agreement was executed.

Franchise Operations

Our operations are designed to improve RevPAR and lower operating and development costs for our franchisees, as these are the measures of performance that most directly impact franchisee profitability. We believe that by helping our franchisees become more profitable we will enhance our ability to both retain our existing franchisees and attract new franchisees. The key aspects of our franchise operations are:

Central Reservation System (“CRS”). On average, approximately one-third of the gross room revenue booked at domestic franchised properties is reserved through our central reservation system, which consists of our toll-free telephone reservation system, our proprietary internet site, interfaces with global distribution systems, and other internet reservations sites. Our toll-free telephone reservation system utilizes a combination of company operated call centers as well as third party call center service providers. Reservation agents trained on the reservation system can match each caller with a Choice-branded hotel meeting the caller’s needs. Our CRS provides a data link to our franchised properties as well as to airline reservation systems such as Amadeus, Galileo, SABRE and Worldspan that facilitate the reservation process for travel agents. We also offer our rooms for sale on our own proprietary internet site (www.choicehotels.com) as well as those of other travel companies.

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

Property Management Systems. Our proprietary property and yield management systems, Profit Manager by Choice Hotels and ChoiceADVANTAGE, are designed to help franchisees maximize profitability and compete more effectively by managing their room inventory, rates and reservations. These systems synchronize each hotel’s inventory with our system, giving our reservation sales agents last room sell capabilities at every hotel. These systems include a revenue management feature that calculates and suggests optimum rates based on each hotel’s past performance and projected occupancy. These tools are critical to business delivery and yield improvement as they facilitate a franchisees’ ability to effectively manage hotel operations, determine appropriate rates, drive occupancy and participate in our marketing programs. The Profit Manager system is used primarily by our existing domestic non-economy brand franchises and ChoiceADVANTAGE is utilized primarily by our economy brand franchises and all new midscale branded properties. The Company is currently in the process of migrating all franchised hotels from the Profit Manager system to ChoiceADVANTAGE, a web-based hotel property management system. As a pure web-based solution, the ChoiceADVANTAGE system reduces each hotel’s investment in on-site computer equipment resulting in a lower total cost of ownership for property management systems. This process is expected to be completed over the next several years.

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

Numerous marketing and sales programs are conducted which target specific groups, including business travelers, senior citizens, automobile club members, families, government and military employees, educational organizations and meeting planners. Other marketing efforts include domestic and international trade show programs, publication of group and tour rate directories, direct-mail programs, electronic direct marketing e-mail programs, centralized commissions for travel agents, fly-drive programs in conjunction with major airlines, and an annual publication of a travel and vacation directory.

We operate a loyalty program called Choice Privileges, for all of the Choice brands to attract and retain travelers by rewarding frequent stays with points towards free hotel stays and other rewards. Choice Privileges participants earn points redeemable for free stays in Choice brand properties. The Company also offered guests the ability to earn airline miles for qualifying stays redeemable for flights with various airline partners as well as redeem points for gift certificates at participating retailers such as Wal-Mart. These programs allow us to conduct lower cost, more targeted marketing campaigns to our consumers, deliver incremental business to our franchised hotels and is an important selling point for our franchise sales personnel. Choice Privileges members contribute over a quarter of the Company’s domestic gross room revenues and the program had more than 9.5 million members worldwide as of December 31, 2009. Growing the membership of the Choice Privileges program will continue to be a focus of the Company in future years.

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

Our field based brand performance consultants work with franchisees to maximize RevPAR. These coordinators advise franchisees on topics such as marketing their hotels, improving quality and maximizing the benefits offered by the Choice reservations system. In addition, we recently began a beta test for a new rate and selling management tool to help our franchisees better manage rates and inventory which should help them improve RevPAR by optimizing ADR and occupancy.

Quality Assurance Programs. Consistent quality standards are critical to the success of a hotel franchise. We have established quality standards for all of our franchised brands that cover housekeeping, maintenance, brand identification and minimum service offerings. We inspect properties for compliance with our quality standards when application is made for admission to the franchise system. The compliance of existing franchisees with quality standards is monitored through scheduled and unannounced quality assurance reviews conducted periodically at each property by a third-party. Properties that fail to maintain a minimum score are reinspected on a more frequent basis until deficiencies are cured, or until such properties are terminated. To encourage compliance with quality standards, various brand-specific incentives and awards are used to reward franchisees that maintain consistent quality standards. We identify franchisees whose properties operate below minimum quality standards and assist them in complying with brand specifications. Franchisees who fail to improve on identified quality matters may be subject to consequences ranging from written warnings, the payment of re-inspection fees and ultimately to the termination of the franchise agreement. Actual consequences, if any, are determined in the Company’s discretion on a case-by-case basis and may take into account a variety of factors apart from a franchisee’s level of compliance with our quality standards and brand specifications.

Training. We maintain a training department that conducts mandatory training programs for all franchisees and their employees. Regularly scheduled regional and national training meetings are also conducted for both property-level staff and managers. Training programs teach franchisees how to best use the Choice reservation system and marketing programs and fundamental hotel operations.

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

The ability of a hotel to compete may be affected by a number of factors, including the location and quality of the property, the number and quality of competing lodging facilities nearby, its affiliation with a recognized name brand and general regional and local economic conditions. We believe the effect of local economic conditions on our results is substantially reduced by our range of products and room rates and the geographic diversity of our franchised properties, which are located in 49 states, the District of Columbia and over 30 countries and territories outside the United States.

We believe that our focus on core business strategies, combined with our financial strength and size, geographic diversity, scale and distribution will enable us to remain competitive.

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

Employees

We employed domestically approximately 1,560 people as of February 16, 2010. None of our employees are represented by unions or covered by collective bargaining agreements. We consider our relations with our employees to be good.

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

A significant portion of our revenue is derived from fees based on room revenues at hotels franchised under our brands. As such, our business is subject, directly or through our franchisees, to the following risks common in the lodging and franchising industry, among others:

•	changes in the number of hotels operating under franchised brands;

•	changes in the relative mix of franchised hotels in the various lodging industry price categories;

•	changes in occupancy and room rates achieved by hotels;

•	desirability of hotel geographic location;

•	travelers’ fears of exposure to contagious disease such as the H1N1 flu virus (“swine flu”);

•	changes in general and local economic and market conditions, which can adversely affect the level of business and leisure travel, and therefore the demand for lodging and related services;

•

changes in governmental regulations such as the “the Employee Free Choice Act”, that could increase the likelihood of a union obtaining recognition and possibly result in increased operating costs for our franchisees;

•	level of consumer unemployment;

•	increases in costs due to inflation may not be able to be totally offset by increases in room rates;

•

conversely, if the economy experiences deflation, which is defined as a persistent decline in the general price level of goods and services, franchisees may be required to lower their room rates which would result in lower revenues to the Company. In addition, there is no guarantee that the Company could reduce its costs at the same pace as revenue declines leading to a reduction in operating profits;

•

over-building in one or more sectors of the hotel industry and/or in one or more geographic regions, could lead to excess supply compared to demand, and to decreases in hotel occupancy and/or room rates;

•	the availability and cost of capital to allow hotel owners and developers to fund investments;

•	changes in travel patterns;

•	changes in governmental regulations that influence or determine wages, prices or construction costs;

•	travel restrictions (whether security-related or otherwise) imposed by governmental authorities that have the effect of discouraging or limiting travel to and from certain jurisdictions;

•

the costs and administrative burdens associated with compliance with applicable laws and regulations, including, among others, franchising, lending, privacy, marketing and sales, licensing, labor, climate change, employment and regulations applicable under the Office of Foreign Asset Control and the Foreign Corrupt Practices Act;

•

other unpredictable external factors, such as acts of God, war, terrorist attacks, epidemics, airline strikes, transportation and fuel price increases and severe weather may reduce business and leisure travel or reduce the number of hotels open and operating within our system;

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

The current general economic recession and the slowdown in the lodging industry may continue to impact our financial results and growth.

The present economic recession and the uncertainty over its depth and duration will continue to have a negative impact on the lodging industry. Accordingly, we are experiencing reduced demand for the hotel rooms of our franchisees and therefore our financial results have been impacted and we expect that our future financial results and growth will be further harmed while the recession continues. In addition, the length and breadth of the economic slowdown could impact the financial health of our franchisees resulting in increased business failures and as a result may lead to the loss of hotel rooms from our franchise system resulting in lower fees generated.

Continuing economic and credit market conditions may result in a reduction in the number of new franchise agreements.

Based on the continued uncertainty around the current economic and credit market conditions, we expect the number of franchise applications received and therefore the number of new franchise agreements executed to remain below levels achieved in the most recent pre-economic recessionary periods. We believe this trend is likely to continue while the lodging industry experiences negative operating conditions and the availability of hotel financing continues to be limited. During prior lodging industry downturns, we have experienced an increase in the number of new domestic franchise agreements from conversion hotels. While we believe that a greater percentage of new contracts will result from conversion hotel agreements, the length and breadth of the current economic crisis and the disruption of the credit markets could result in a prolonged downturn in the number of both conversion and new construction hotel contracts executed. This trend could have a material adverse affect on our financial results.

Acquisition and development of new brands and markets.

We will consider acquisitions of new brands that complement our current portfolio of brands as well as expansion of our brands in international markets. In many cases, we will be competing for these opportunities with third parties who may have substantially greater financial resources or different or lower acceptable financial metrics than we do. There can be no assurance that we will be able to identify acquisition candidates, acceptable new markets or complete transactions on commercially reasonable terms or at all. If transactions are consummated or new markets entered, there can be no assurance that any anticipated benefits will actually be realized. Similarly, there can be no assurance that we will be able to obtain additional financing for acquisitions or investments, or that the ability to obtain such financing will not be restricted by the terms of our debt agreements.

We have developed and launched two new hotel brands, Cambria Suites and Ascend Collection, and may develop and launch additional brands in the future. In addition, we plan to expand the distribution of existing brands in certain international markets. There can be no assurance regarding the level of acceptance of these brands in the development and consumer marketplaces, that the cost incurred to develop the brands or expand the international markets, including advances for marketing and reservations activities, will be recovered or that the anticipated benefits from these new brands or markets will be realized.

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

We may have disputes with the owners of the hotels or their representative franchisee associations that we franchise.

Our responsibilities under the franchise agreements may be subject to interpretation and may give rise to disagreements in some instances. Such disagreements may be more likely as hotel returns are depressed as a result of the current economic recession. We seek to resolve any disagreements in order to develop and maintain positive relations with current and potential hotel owners, however, failure to resolve such disagreements could result in litigation.

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

•	securing required governmental permits.

•	our ability to continue to enhance our reservation, operational and service delivery systems to support additional franchisees in a timely, cost-effective manner;

•	our formal impact policy, which offers franchisees protection from the opening of a same-brand property within a specified distance, may adversely impact our growth potential;

•	the effectiveness and efficiency of our development organization;

•	our failure to introduce new brands that gain market acceptance, may adversely impact our unit growth potential;

•	our dependence on our independent franchisees’ skills and access to financial resources necessary to open the desired number of hotels;

•	our ability to attract and retain qualified domestic and international franchisees; and

•

we are currently planning to expand our international operations in many of the markets where we currently operate and in selected new markets. This may require considerable management time as well as start-up expenses for market development before any significant revenues and earnings are generated. Operations in new foreign markets may achieve low margins or may be unprofitable, and expansion in existing markets may by affected by local economic and market conditions. Therefore, as we expand internationally, we may not experience the operating margins we expect, our results of operations may be negatively impacted and our common stock price may decline.

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

Our operating results are impacted by the ability of our franchisees to generate revenues at properties they franchise from us. An extended period of occupancy or room rate declines, such as the current economic environment, may adversely affect the operating results and financial condition of our franchisees. These negative operating conditions could result in the financial failure of our owners and result in a termination of the franchisee for non-payment of franchise fees or require the transfer of ownership of the franchise. In those instances where ownership is transferred, there can be no assurances that the new owners will choose to affiliate with our brands.

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

We may not be able to recover advances for marketing and reservation activities.

The Company is obligated to use the marketing and reservation fees it collects from the current franchisees comprising its various hotel brands to provide marketing and reservation services appropriate to support the operation of the overall system. In discharging its obligation to provide sufficient and appropriate marketing and reservation services, the Company has the right to expend funds in an amount reasonably necessary to ensure the provision of such services, regardless of whether or not such amount is currently available to the Company for reimbursement. As a result, expenditures by the Company in support of marketing and reservation services in excess of available marketing and reservation fees are recorded as a receivable in the Company’s financial statements.

Under the terms of these agreements, the Company has the legally enforceable right to assess and collect from its current franchisees, fees sufficient to pay for the marketing and reservation services the Company has procured for the benefit of the franchise system, including fees to reimburse the Company for past services rendered. The Company’s current franchisees are legally obligated to pay any assessment the Company imposes on them to obtain reimbursement of any marketing and reservation advances regardless of whether the franchisees continue to generate gross room revenue. However, our ability to recover these receivables may be adversely impacted by certain factors, including, among others, declines in the ability of our franchisees to generate revenues at properties they franchise from us, lower than expected franchise system growth of certain brands and/or lower than expected international franchise system growth. An extended period of occupancy or room rate declines or a decline in the number of hotel rooms in our franchise system could result in the generation of insufficient funds to recover marketing and reservation advances as well as meet the ongoing marketing and reservation needs of the overall system.

Our franchisees may fail to make investments necessary to maintain or improve their properties, preference for our brands and our reputation could suffer or our franchise agreements with those parties could terminate.

Our portfolio primarily consists of franchised properties governed under the terms of franchise agreements. Substantially all of these agreements require property owners to comply with standards that are essential to maintaining our brand integrity and reputation. We depend on our franchisees to comply with these requirements by maintaining and improving properties through investments, including investments in furniture, fixtures, amenities and personnel.

Franchisees may be unable to access capital or unwilling to spend available capital when necessary, even if required by the terms of our franchise agreements. If our franchisees fail to make investments necessary to maintain or improve the properties we franchise, our brand preference and reputation could suffer. In addition, if franchisees breach the terms of our agreements with them, we may elect to exercise our termination rights, which would eliminate our revenues from these properties and cause us to incur expenses related to terminating these relationships. These risks become more pronounced during economic downturns.

Increasing use of internet reservation channels may decrease loyalty to our brands or otherwise adversely affect us.

A significant percentage of hotel rooms are booked through internet travel intermediaries. If such bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from our franchisees or us. Moreover, some of these internet travel intermediaries are attempting to commoditize hotel rooms, by increasing the importance of price and general indicators of quality at the expense of brand identification. These intermediaries hope that consumers will eventually develop brand loyalties to their reservations systems rather than to our lodging brands. If this happens, our business and profitability may be significantly harmed. We have established agreements with many key third party websites to limit transaction fees for hotels but we currently do not have agreements with several large internet travel intermediaries. In addition, there can be no assurance that we will be able to renegotiate these agreements, upon their expiration, with terms as favorable as the provisions that existed before such expiration, replacement or renegotiation.

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

The weakening of our trademarks and other intellectual property could impact our business.

We believe that our trademarks and other intellectual property are fundamental to our brands and our franchising business. We generate, maintain, license and enforce a substantial portfolio of trademarks and other intellectual property rights. We use our intellectual property rights to protect development activities, to protect our good name, to promote our brand name recognition, to enhance our competitiveness and to otherwise support our business goals and objectives. We rely on trademark laws to protect our proprietary rights. Monitoring the unauthorized use of our intellectual property is difficult. Litigation has been and may continue to be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation of this type could result in substantial costs and diversion of resources, may result in counterclaims or other claims against us and could significantly harm our results of operations. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. From time to time, we apply to have certain trademarks registered. There is no guarantee that such trademark registrations will be granted. We cannot assure you that all of the steps we have taken to protect our trademarks in the United States and foreign countries will be adequate to prevent imitation of our trademarks by others. The unauthorized reproduction of our trademarks could diminish the value of our brand and its market acceptance, competitive advantages or goodwill, which could adversely affect our business.

Failure to maintain the integrity of internal or customer data could result in faulty business decisions, damage of reputation and/or subject us to costs, fines or lawsuits.

Our business requires the collection and retention of large volumes of internal and customer data, including credit card numbers and other personally identifiable information of our customers as they are entered into, processed by, summarized by, and reported by our various information systems. We also maintain personally identifiable information about our employees. The integrity and protection of that customer, employee, and company data is critical to us. Our customers have a high expectation that we will adequately protect their personal information, and the regulatory environment surrounding information security and privacy is increasingly demanding, both in the U.S. and in the international jurisdictions in which we operate. If the Company fails to maintain compliance with Payment Card Industry (“PCI”) data security standards, the Company’s ability to process or transmit credit card data could be adversely impacted and expose the Company to fines, litigation or other expenses.

Instability in the credit markets may impact the ability of our franchisees to expand or construct new locations.

One aspect of our growth strategy is the ability of our franchisees to expand or open new franchises and to operate those franchises on a profitable basis. Delays or failures in opening new locations could materially and adversely affect our planned growth. Recently, the credit markets have experienced instability, resulting in declining real estate values, credit and liquidity concerns and increased loan default rates. Many lenders have subsequently reduced their willingness to make new loans and have tightened their credit requirements. Many of our franchisees depend on the availability of financing to expand and or renovate existing locations or construct and open new hotels. If our franchisees experience difficulty in obtaining adequate financing for these purposes, our growth strategy and franchise revenues may be adversely affected.

Development activities that involve our co-investment or financing and guaranty support for third parties may result in exposure to losses.

As a result of our program to make financial support available to developers in the form of loans, credit support, such as guarantees, and equity investment, we are subject to investment and credit risks that we would not otherwise be exposed to as a franchisor. In particular, when we make loans to franchisees, agree to provide loan guarantees for the benefit of franchisees, or make equity investments in franchisees, we are subject to all generally applicable credit and investment risks, such as (1) construction delays, cost overruns, or acts of God such as earthquakes, hurricanes, floods or fires that may increase overall project costs or result in project cancellations; (2) the possibility that developers could become bankrupt or otherwise lack the financial resources to meet their obligations, or could have or develop business interests, policies or objectives that are inconsistent with ours; and (3) that the conditions within capital markets may limit the ability of franchisees to raise additional debt or equity that may be required for completion of projects. In addition to general credit and capital market risks, we face specific risks stemming from our ability to assess the existing and future financial strength of the franchisee and its principals, the development/construction abilities of the franchisee, the expected performance of the hotel in light of the forecasted general, regional and market-specific economic climate, and the ability to negotiate for, value, and if necessary collect security for our loans or obligations. Although we actively seek to minimize such risks before providing financial support, if we do not accurately assess these risks, our assumptions used to make these estimates prove inaccurate, or situations in the credit market or hospitality industry change in a manner we did not anticipate, our loans and investments may become impaired and/or we may be required to make payment under guarantees we have issued. In such instances, there is no assurance that we will be able to recover any or all of such impaired or paid amounts, in which case we will experience losses which could be material.

Development activities that involve our investment in real estate to stimulate the development of new brands may result in exposure to losses

The Company has recently begun a program to identify real estate for potential developers to acquire and be utilized for Cambria Suites development. The Company’s intent is to identify potential development sites so that developers may acquire the site and commence construction of a Cambria Suites. However, in certain circumstances, the Company may be required to acquire the real estate prior to identifying a potential developer for the project. As a result, we may be subject to the investment risk that we would not otherwise be exposed to as a franchisor. In particular, we face specific risks stemming from our (1) our ability to assess the fair market value of the real estate; (2) the location’s suitability for development as a Cambria Suites; (3) the availability of zoning or other local approvals needed for development; and (4) availability and pricing of capital. Although we actively seek to minimize these risks prior to acquiring real estate, there is no assurance that we will be able to recover the cost of our investment in which case we will experience losses which could be material.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

Our principal executive offices are located at 10750 Columbia Pike, Silver Spring, MD 20901. The offices are leased from a third party. We own one office and lease another office in Phoenix, AZ which house our reservation and property systems’ information technology operations. Furthermore, the Company recently announced plans to consolidate these two operations into one leased office in Phoenix, AZ. The Company owns both of our reservation centers in Minot, ND and Grand Junction, CO. We also lease office space in Bethesda, MD, Chevy Chase, MD, Australia, United Kingdom, Canada, Germany, France and Mexico. Management believes that the Company’s existing properties are sufficient to meet its present needs and does not anticipate any difficulty in securing additional or alternative space, as needed, on terms acceptable to the Company.

We own three MainStay Suites hotels located in Brentwood, TN, Pittsburgh, PA and Greenville, SC.

Item 3.    Legal Proceedings.

None.

EXECUTIVE OFFICERS OF CHOICE HOTELS INTERNATIONAL, INC.

The name, age, title, present principal occupation, business address and other material occupations, positions, offices and employment of each of the executive officers of the Company as of December 31, 2009 are set forth below. The business address of each executive officer is 10750 Columbia Pike, Silver Spring, Maryland 20901.

Name	Age	Position
Stewart W. Bainum, Jr.	63	Chairman of the Board of Directors
Stephen P. Joyce.	50	President and Chief Executive Officer
David L. White	41	Senior Vice President, Chief Financial Officer & Treasurer
Bruce N. Haase	49	Executive Vice President, Global Brands, Marketing and Operations
Patrick J. Cimerola	41	Senior Vice President, Human Resources and Administration
Patrick S. Pacious	44	Senior Vice President, Corporate Strategy and Information Technology
David A. Pepper	42	Senior Vice President, Global Development
Scott E. Oaksmith	38	Controller

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

Bruce N. Haase. Executive Vice President, Global Brands, Marketing and Operations since October 2009. He was Executive Vice President, Global Operations from March 2008 to October 2009. Mr. Haase was Senior Vice President, Brand Operations & International from July 2007 to March 2008. He was Senior Vice President and Division President, Select Market Brands from January 2007 to July 2007 and was Senior Vice President, International of the Company from October 2000 to January 2007. He was Vice President – Finance and Treasurer from April 2000 until October 2000. He was Vice President, Finance and Treasurer of The Ryland Group, Inc., in Columbia, Maryland, from August 1999 until March 2000 and Vice President and Treasurer from October 1995 until August 1999.

Patrick J. Cimerola. Senior Vice President, Human Resources and Administration since September 2009. He was Vice President of Human Resources from January 2003 to September 2009. He was Sr. Director of Human Resources from January 2002 to January 2003.

Patrick S. Pacious. Senior Vice President Corporate Strategy and Information Technology since August 2009. He was Senior Vice President, Corporate Development and Strategy from December 2007 to August 2009. He was Vice President, Corporate Development and Innovation from May 2006 to December 2007 and was Senior Director of Corporate Strategy from July 2005 to May 2006. Prior to joining the Company, he was employed by Bearingpoint Inc. as a Senior Manager from 2002 until 2005 and Arthur Andersen Business Consulting LLP as a Senior Manager from 1996 until 2002.

David A. Pepper. Senior Vice President, Global Development since October 2009. He was Senior Vice President, Franchise Development & Emerging Brands from July 2007 to October 2009. He was Senior Vice President and Division President Cambria Suites and Extended Stay Market Brands from January 2007 to July 2007 and was Senior Vice President, Franchise Growth and Performance of Choice from December 2005 until January 2007. He was Senior Vice President, Development of Choice from January 2005 until December 2005. He was Vice President, Franchise Sales from June 2002 until January 2005. He was Vice President, Franchise Sales with USFS in Atlanta, Georgia from 1996 through June 2002.

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

PART II

Item 4. Market	for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The shares of the Company’s common stock are listed and traded on the New York Stock Exchange. The following table sets forth information on the high and low prices of the Company’s common stock and cash dividends declared per share for each quarterly period for the two most recently completed years.

QUARTERLY MARKET PRICE RANGE OF COMMON STOCK AND CASH DIVIDENDS DECLARED

	Market Price Per Share		Cash Dividends Declared Per Share
Quarters Ended	High	Low
2008
March 31,	$37.24	$29.42	$0.17
June 30,	36.40	25.98	0.17
September 30,	34.89	22.76	0.185
December 31,	30.27	18.25	0.185
2009
March 31,	$33.00	$22.93	$0.185
June 30,	30.11	24.48	0.185
September 30,	32.11	24.16	0.185
December 31,	33.60	29.14	0.185

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

As of February 16, 2010, there were 1,643 holders of record of the Company’s common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases of Choice Hotels International, Inc. common stock made by the Company during the year ended December 31, 2009.

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1),(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2009	300,656	$27.57	299,513	5,664,324
February 28, 2009	419,000	26.24	372,062	5,292,262
March 31, 2009	887	25.62	—	5,292,262
April 30, 2009	—	—	—	5,292,262
May 31, 2009	284,582	27.01	277,900	5,014,362
June 30, 2009	359,822	26.00	359,600	4,654,762
July 31, 2009	425,206	26.26	417,000	4,237,762
August 31, 2009	127,300	28.26	127,300	4,110,462
September 30, 2009	204,293	29.02	203,728	3,906,734
October 31, 2009	191	30.74	—	3,906,734
November 30, 2009	28,300	29.92	28,300	3,878,434
December 31, 2009	38,651	31.90	37,800	3,840,634

Total	2,188,888	$27.01	2,123,203	3,840,634

(1)	The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998. The program has no fixed dollar amount or expiration date.
(2)

During the year ended December 31, 2009, the Company redeemed 65,685 shares of common stock from employees to satisfy minimum tax-withholding requirements related to the vesting of restricted stock and performance vested restricted stock unit grants. These redemptions were not part of the board repurchase authorization.

STOCKHOLDER RETURN PERFORMANCE

The graph below matches the cumulative 5-year total return of holders of Choice Hotels International, Inc.’s common stock with the cumulative total returns of the NYSE Composite index and the S&P Hotels, Resorts & Cruise Lines index. The graph assumes that the value of the investment in the company’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2004 and tracks it through December 31, 2009.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Choice Hotels International, Inc., The NYSE Composite Index

And The S&P Hotels, Resorts & Cruise Lines Index

*	$100 invested on 12/31/04 in stock or index-including reinvestment of dividends.
Fiscal	year ending December 31.

Copyright©	2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/04	6/05	12/05	6/06	12/06	6/07	12/07	6/08	12/08	6/09	12/09
Choice Hotels International, Inc.	100.00	114.14	146.19	213.39	149.11	141.05	119.47	96.32	111.40	100.01	120.38
NYSE Composite	100.00	100.79	109.36	116.62	131.74	143.99	143.42	129.24	87.12	90.84	111.76
S&P Hotels, Resorts & Cruise Lines	100.00	100.02	101.53	101.95	116.36	116.33	101.92	80.75	52.87	61.14	82.40

Item 5.    Selected Financial Data.

Company results (in millions, except per share data)

	As of and for the year ended December 31,
	2005	2006	2007	2008	2009
Total Revenues	$472.1	$539.9	$615.5	$641.7	$564.2
Net Income	87.6	112.8	111.3	100.2	98.3
Basic Earnings per Share(1)	1.35	1.71	1.72	1.61	1.64
Diluted Earnings per Share(1)	1.31	1.67	1.69	1.59	1.63
Total Assets	265.3	303.3	328.4	328.2	340.0
Long-Term Debt	274.1	172.5	272.4	284.4	277.7
Cash Dividends Declared Per Common Share	0.485	0.56	0.64	0.71	0.74

(1)

Per share amounts have been retroactively adjusted for the adoption of Financial Accounting Standards Board (“FASB”) Staff Position Emerging Issues Task Force No. 03-6-1, “Determining Whether Instruments Granted in Share Based Payment Transactions Are Participating Securities”, which is now included in FASB Accounting Standards Codification 260, “Earnings Per Share”. See Item 7 Financial Statements and Supplementary Data for more information regarding the adoption of this standard.

Matters that affect the comparability of our annual results are as follows:

•

Net income in 2005 included additional income tax expense of approximately $1.2 million related to the Company’s repatriation of foreign earnings pursuant to the American Jobs Creation Act and a reduction of income tax expense related to the resolution of certain tax contingencies of approximately $4.9 million. Those items represent an increase in diluted EPS of $0.05, net.

•

Net income in 2006 included a $0.3 million loss on extinguishment of debt related to the refinancing of the Company’s senior credit facility and a reduction of income tax expense related to the resolution of certain tax contingencies of approximately $12.8 million. In addition, the Company’s adoption of accounting standards that required compensation costs related to share based payment transactions be recognized in financial statements based on the fair value of the equity instruments issued reduced net income by approximately $0.3 million. Those items represent an increase in diluted EPS of $0.18, net.

•	Net income in 2007 included termination benefit expense totaling $4.3 million resulting from the termination of certain employees. This represented a decline in diluted EPS of $0.04.

•

Net income in 2008 included expenses related to the acceleration of the Company’s management succession plan totaling $6.6 million, termination benefits for non-executive employees totaling $3.5 million and the establishment of reserves for impaired notes receivable totaling $7.6 million. These items represented a decline in diluted EPS of $0.18.

•

Net income in 2009 included one-time termination benefits expense totaling $4.6 million, $1.2 million of additional expenses due to the curtailment of the Company’s Supplemental Executive Retirement Plan resulting from the freezing of benefits payable under the plan and a $1.5 million loss related to a sublease of office space and related impairment charges to the space’s leasehold improvements. These items represented a decline in diluted EPS of $0.08.

Item 6.    Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand Choice Hotels International, Inc. and its subsidiaries. MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and the accompanying notes.

Basis of Presentation

As discussed in Note 1 of Item 7 Financial Statements and Supplementary Data, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position Emerging Issues Task Force No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, which is now included in FASB Accounting Standards Codification (“ASC”) 260 “Earnings Per Share”. This guidance clarified that all share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Therefore, awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied rather than the treasury stock method. In addition, this guidance requires that all prior period earnings per share data presented be adjusted retrospectively to conform to the current year presentation.

The Company’s outstanding unvested restricted stock awards contain rights to non-forfeitable dividends and as a result, the Company applied this guidance in the first quarter of 2009. The two-class method of calculating earnings per share is more dilutive to both basic and diluted shares outstanding than the previously utilized treasury stock method. In accordance with the guidance, the Company has retrospectively adjusted its basic and diluted shares outstanding for the years ended December 31, 2008 and 2007. As a result, basic and diluted earnings per share for the year ended December 31, 2008 were reduced from $1.62 to $1.61 and $1.60 to $1.59 per share, respectively. Basic and diluted earnings per share for the year ended December 31, 2007 were reduced from $1.73 to $1.72 and $1.70 to 1.69, respectively. See Note 21 “Earnings Per Share” of the accompanying Item 7 Financial Statements and Supplementary Data for additional information.

Overview

We are a hotel franchisor with franchise agreements representing 6,021 hotels open and 843 hotels under construction, awaiting conversion or approved for development as of December 31, 2009, with 487,410 rooms and 66,585 rooms, respectively, in 49 states, the District of Columbia and over 40 countries and territories outside the United States. Our brand names include Comfort Inn, Comfort Suites, Quality, Clarion, Ascend Collection, Sleep Inn, Econo Lodge, Rodeway Inn, MainStay Suites, Suburban Extended Stay Hotel and Cambria Suites (collectively, the “Choice brands”).

The Company conducts its international franchise operations through a combination of direct franchising and master franchising relationships. Master franchising relationships allow the use of our brands by third parties in foreign countries. The Company has made equity investments in certain non-domestic lodging franchise companies that conduct franchise operations for the Choice brands under master franchising relationships. As a result of our use of master franchising relationships and international market conditions, total revenues from international franchising operations comprised only 7% and 8% of our total revenues in 2009 and 2008, respectively while representing approximately 19% of our franchise system hotels open at both December 31, 2009 and 2008.

On January 31, 2008, the Company terminated the master franchise agreement with The Real Hotel Company PLC (“RHC”) related to RHC’s franchised hotels under the Choice brands in the United Kingdom. In conjunction with the termination of the master franchise agreement, the Company acquired RHC’s franchise contracts under the master franchise agreement and commenced direct franchising operations in the United Kingdom on this date. This transaction enabled Choice to continue its strategy of more closely directing the growth of our franchise operations throughout continental Europe and the United Kingdom.

Our Company generates revenues, income and cash flows primarily from initial, relicensing and continuing royalty fees attributable to our franchise agreements. Revenues are also generated from procurement services vendor arrangements, hotel operations and other sources. The hotel industry is seasonal in nature. For most hotels, demand is lower in December through March than during the remainder of the year. Our principal source of revenues is franchise fees based on the gross room revenues of our franchised properties. The Company’s franchise fee revenues and operating income reflect the industry’s seasonality and historically have been lower in the first quarter than in the second, third or fourth quarters.

With a focus on hotel franchising instead of ownership, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our business provides opportunities to improve operating results by increasing the number of franchised hotel rooms and effective royalty rates of our franchise contracts resulting in increased initial fee revenue; ongoing royalty fees and procurement services revenues. In addition, our operating results can also be improved through our company wide efforts related to improving property level performance. At December 31, 2009, the Company estimates that based on its current domestic portfolio of hotels under franchise that a 1% change in revenue per available room (“RevPAR”) or rooms under franchise would increase or decrease royalty revenues by approximately $2.0 million and a 1 basis point change in the Company’s effective royalty rate would increase or decrease domestic royalties by approximately $0.5 million. In addition to these revenues, we also collect marketing and reservation system fees to support centralized marketing and reservation activities for the franchise system. As a lodging franchisor, Choice currently has relatively low capital expenditure requirements.

The principal factors that affect the Company’s results are: the number and relative mix of franchised hotel rooms; growth in the number of hotel rooms under franchise; occupancy and room rates achieved by the hotels under franchise; the effective royalty rate achieved; the level of franchise sales and relicensing activity; and our ability to manage costs. The number of rooms at franchised properties and occupancy and room rates at those properties significantly affect the Company’s results because our fees are based upon room revenues at franchised hotels. The key industry standard for measuring hotel-operating performance is RevPAR, which is calculated by multiplying the percentage of occupied rooms by the average daily room rate realized. Our variable overhead costs associated with franchise system growth of our established brands have historically been less than incremental royalty fees generated from new franchises. Accordingly, continued growth of our franchise business should enable us to realize benefits from the operating leverage in place and improve operating results.

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

Maximizing Financial Returns and Creating Value for Shareholders. Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. We believe our strong and predictable cash flows create a strong financial position that provides us a competitive advantage. Currently, our business does not require significant capital to operate and grow. Therefore, we can maintain a capital structure that generates high financial returns and use our excess cash flow to increase returns to our shareholders. Historically, we have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. Through December 31, 2009, we have repurchased 42.9 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.0 billion since the program’s inception. Considering the effect of the two-for-one stock split, the Company has repurchased 75.9 million shares at an average price of $13.28 per share. We currently believe that our cash flows from operations will support our ability to complete the repurchase of approximately 3.8 million shares remaining as of December 31, 2009 under the current stock repurchase authorization of the board of directors. Upon completion of the current authorization, our board of directors will evaluate the propriety of additional share repurchases. In 2009, we paid cash dividends totaling approximately $44.3 million and we presently expect to continue to pay dividends in the future, subject to business performance, economic conditions and changes in income tax regulations. Based on our present dividend rate and outstanding share count, aggregate annual dividends for 2010 would be approximately $43.8 million.

Our board of directors has authorized us to enter into programs which permit us to offer investment, financing and guaranty support to qualified franchisees as well as acquire and resell real estate to incent franchise development in top markets for certain brands. Based on market and other conditions, we expect to deploy this capital opportunistically over the next several years. Notwithstanding these programs, the Company expects to continue to return value to its shareholders through a combination of share repurchases and dividends, subject to market and other conditions.

We believe these value drivers, when properly implemented, will enhance our profitability, maximize our financial returns and continue to generate value for our shareholders. The ultimate measure of our success will be reflected in the items below.

Results of Operation: Royalty fees, operating income, net income and diluted earnings per share (“EPS”) represent key measurements of these value drivers. In 2009, royalty fees revenue totaled approximately $218.0 million, a 12% decline from 2008. Operating income totaled $148.1 million for the year ended December 31, 2009, a 15% decline from 2008. Net income for the year ended December 31, 2009 declined $1.9 million from $100.2 million in 2008 to $98.3 million and diluted EPS were $1.63, compared to $1.59 for the year ended December 31, 2008. Operating and net income include expenses resulting from employee termination benefits totaling $4.6 million ($2.9 million, net of tax), a $1.5 million loss related to a sublease of office space and related impairment charges to the space’s leasehold improvements ($0.9 million, net of tax) and a $1.2 million curtailment charge related to freezing the benefits under the Company’s Supplemental Executive Retirement Plan (“SERP”) ($0.8 million, net of tax). These items represented a decline in diluted EPS of $0.08. These measurements will continue to be a key management focus in 2010 and beyond.

Refer to MD&A heading “Operations Review” for additional analysis of our results.

Liquidity and Capital Resources: Historically, the Company has generated significant cash flows from operations. In 2009 and 2008, net cash provided by operating activities was $112.2 million and $104.4 million, respectively. Since our business does not currently require significant reinvestment of capital, we utilize cash in ways that management believes provide the greatest returns to our shareholders which include share repurchases and dividends. We believe the Company’s cash flow from operations and available financing capacity is sufficient to meet the expected future operating, investing and financing needs of the business. However, events over the past year, including recent failures and near failures of a number of large financial service companies have made the capital markets increasingly volatile. As a result of the dislocation in the credit markets, the availability of reasonably priced credit may be limited and therefore reduce the Company’s ability to return value to shareholders through dividends and its share repurchase program.

Refer to MD&A heading “Liquidity and Capital Resources” for additional analysis.

Inflation: Inflation has been moderate in recent years and has not had a significant impact on our business.

Operations Review

Comparison of 2009 Operating Results and 2008 Operating Results

The Company recorded net income of $98.3 million for the year ended December 31, 2009, a $1.9 million or 2% decline from $100.2 million for the year ended December 31, 2008. The decline in net income for the year ended December 31, 2009 is primarily attributable to a $26.5 million or 15% decline in operating income partially offset by lower effective borrowing rates and the appreciation in the fair value of investments held in the Company’s non-qualified employee benefit plans compared to declines in these investments during the prior year period as well as a decline in the effective income tax rate.

Summarized financial results for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
	(In thousands, except per share amounts)
REVENUES:
Royalty fees	$217,984	$247,435
Initial franchise and relicensing fees	12,916	27,931
Procurement services	17,598	17,148
Marketing and reservation	305,379	336,477
Hotel operations	4,140	4,936
Other	6,161	7,753

Total revenues	564,178	641,680

OPERATING EXPENSES:
Selling, general and administrative	99,237	118,989
Depreciation and amortization	8,336	8,184
Marketing and reservation	305,379	336,477
Hotel operations	3,153	3,434

Total operating expenses	416,105	467,084

Operating income	148,073	174,596

OTHER INCOME AND EXPENSES:
Interest expense	4,414	10,932
Interest and other investment (income) loss	(5,862)	7,760
Equity in net income of affiliates	(1,113)	(1,414)

Other income and expenses, net	(2,561)	17,278

Income before income taxes	150,634	157,318
Income taxes	52,384	57,107

Net income	$98,250	$100,211

Weighted average shares outstanding-diluted	60,224	62,994

Diluted earnings per share	$1.63	$1.59

The Company utilizes certain measures such as adjusted net income, adjusted diluted EPS, adjusted selling, general and administrative (“SG&A”), adjusted operating income and franchising revenues which do not conform to generally accepted accounting principles accepted in the United States (“GAAP”) when analyzing and discussing its results with the investment community. This information should not be considered as an alternative to any measure of performance as promulgated under GAAP, such as net income, diluted EPS, SG&A, operating income and total revenues. The Company’s calculation of these measurements may be different from the calculations used by other companies and therefore comparability may be limited. We have included a reconciliation of these measures to the comparable GAAP measurement below as well as our reason’s for reporting these non-GAAP measures.

Franchising Revenues: The Company utilizes franchising revenues which exclude marketing and reservation revenues and hotel operations rather than total revenues when analyzing the performance of the business. Marketing and reservation activities are excluded from revenues since the Company is contractually required by its franchise agreements to use these fees collected for marketing and reservation activities; as such, no income or loss to the Company is generated. Cumulative reservation and marketing fees not expended are recorded as a payable on the Company’s financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements. Cumulative marketing and reservation expenditures in excess of fees collected for marketing and reservation activities are recorded as a receivable on the Company’s financial statements. Hotel operations are excluded since they do not reflect the most accurate measure of the Company’s core franchising business. This non-GAAP measure is a commonly used measure of performance in our industry and facilitates comparisons between the Company and its competitors.

Calculation of Franchising Revenues

	Year Ended December 31,
	(dollar amounts in thousands)
	2009	2008
Total Revenues	$564,178	$641,680
Adjustments:
Marketing and reservation revenues	(305,379)	(336,477)
Hotel operations	(4,140)	(4,936)

Franchising Revenues	$254,659	$300,267

Adjusted Net Income, Adjusted Diluted EPS, Adjusted SG&A and Adjusted Operating Income: We also use adjusted net income, adjusted diluted EPS, adjusted SG&A and adjusted operating income which exclude employee termination benefits, a curtailment loss related to freezing the benefits under the Company’s SERP and a loss related to a sublease of office space and the impairment charges incurred related to the space’s leasehold improvements for 2009 and charges related to the Company’s acceleration of a previously announced management succession plan, increased loan reserves related to impaired notes receivable and employee termination benefits for the year ended December 31, 2008. The Company utilizes these non-GAAP measures to enable investors to perform meaningful comparisons of past, present and future operating results and as a means to emphasize the results of on-going operations.

Calculation of Adjusted Operating Income

	Year Ended December 31,
	(dollar amounts in thousands)
	2009	2008
Operating Income	$148,073	$174,596
Adjustments:
Acceleration of management succession plan benefits	—	6,605
Employee termination benefits	4,604	3,537
Curtailment loss related to the freezing of benefits under the Company’s SERP	1,209	—
Loss on sublease of office space	1,503	—
Loan reserves related to impaired notes receivable	—	7,555

Adjusted Operating Income	$155,389	$192,293

Calculation of Adjusted SG&A

	Year Ended December 31,
	(dollar amounts in thousands)
	2009	2008
SG&A	$99,237	$118,989
Adjustments:
Acceleration of management succession plan benefits	—	(6,605)
Employee termination benefits	(4,604)	(3,537)
Curtailment loss related to the freezing of benefits under the Company’s SERP	(1,209)	—
Loss on sublease of office space	(1,503)	—
Loan reserves related to impaired notes receivable	—	(7,555)

Adjusted SG&A	$91,921	$101,292

Calculation of Adjusted Net Income and Adjusted Diluted EPS

	Year Ended December 31,
	(In thousands, except per share amounts)
	2009	2008
Net Income	$98,250	$100,211
Adjustments:
Acceleration of management succession plan benefits	—	4,135
Employee termination benefits	2,882	2,214
Curtailment loss related to the freezing of benefits under the Company’s SERP	757	—
Loss on sublease of office space	941	—
Loan reserves related to impaired notes receivable	—	4,729

Adjusted Net Income	$102,830	$111,289

Weighted average shares outstanding-diluted	60,224	62,994

Diluted EPS	$1.63	$1.59
Adjustments:
Acceleration of management succession plan benefits	—	0.07
Employee termination benefits	0.05	0.03
Curtailment loss related to the freezing of benefits under the Company’s SERP	0.01	—
Loss on sublease of office space	0.02	—
Loan reserves related to impaired notes receivable	—	0.08

Adjusted Diluted EPS	$1.71	$1.77

The Company recorded adjusted net income of $102.8 million for the year ended December 31, 2009, an $8.5 million or 8% decline from $111.3 million for the year ended December 31, 2008. The decline in adjusted net income for the year ended December 31, 2009 is primarily attributable to a $36.9 million or 19% decline in adjusted operating income partially offset by lower effective borrowing rates and the appreciation in the fair value of investments held in the Company’s non-qualified employee benefit plans compared to declines in these investments during the prior year period. Adjusted operating income declined $36.9 million as the Company’s franchising revenues for the year ended December 31, 2009 declined $45.6 million or 15% from the prior year. This decline was primarily due to a 14.4% decline in RevPAR and fewer initial and relicensing fee contracts executed compared to the prior year. The decline in franchising revenues was partially offset by a $9.4 million decline in adjusted SG&A costs from $101.3 million in 2008 to $91.9 million for the year ended December 31, 2009.

Franchising Revenues: Franchising revenues were $254.7 million for the year ended December 31, 2009 compared to $300.3 million for the year ended December 31, 2008. The decline in franchising revenues is primarily due to a 12% decline in royalty revenues, a 54% decrease in initial franchise and relicensing fees and a 21% decline in other income.

Domestic royalty fees for the year ended December 31, 2009 decreased $24.8 million to $197.0 million from $221.8 million in 2008, a decrease of 11.2%. The decrease in royalties is attributable to a combination of factors including a 14.4% decline in RevPAR partially offset by a 3.9% increase in the number of domestic franchised hotel rooms and an increase in the effective royalty rate of the domestic hotel system from 4.20% to 4.26%. System-wide RevPAR declined due to a 590 basis point decline in occupancy and a 4.1% decline in average daily rates.

A summary of the Company’s domestic franchised hotels operating information for the years ending December 31 is as follows:

	2009*			2008*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$77.10	54.1%	$41.74	$79.84	60.1%	$48.01	(3.4)%	(600	) bps	(13.1)%
Comfort Suites	84.79	53.3%	45.17	89.49	61.3%	54.82	(5.3)%	(800	) bps	(17.6)%
Sleep	69.64	51.5%	35.86	71.91	58.5%	42.10	(3.2)%	(700	) bps	(14.8)%

Midscale without Food & Beverage	77.89	53.5%	41.69	80.90	60.2%	48.66	(3.7)%	(670	) bps	(14.3)%

Quality	68.00	46.0%	31.31	71.42	52.0%	37.15	(4.8)%	(600	) bps	(15.7)%
Clarion	77.79	42.2%	32.86	84.48	50.0%	42.21	(7.9)%	(780	) bps	(22.2)%

Midscale with Food & Beverage	69.92	45.2%	31.63	74.18	51.6%	38.26	(5.7)%	(640	) bps	(17.3)%

Econo Lodge	54.66	43.5%	23.78	55.58	46.9%	26.05	(1.7)%	(340	) bps	(8.7)%
Rodeway	52.48	43.0%	22.54	55.04	47.5%	26.16	(4.7)%	(450	) bps	(13.8)%

Economy	54.02	43.3%	23.41	55.44	47.0%	26.08	(2.6)%	(370	) bps	(10.2)%

MainStay	70.55	57.9%	40.82	73.72	64.2%	47.34	(4.3)%	(630	) bps	(13.8)%
Suburban	41.51	56.3%	23.35	42.93	62.4%	26.80	(3.3)%	(610	) bps	(12.9)%

Extended Stay	49.81	56.7%	28.24	51.14	62.9%	32.17	(2.6)%	(620	) bps	(12.2)%

Total	$71.06	49.4%	$35.09	$74.11	55.3%	$40.98	(4.1)%	(590	) bps	(14.4)%

*	Operating statistics represent hotel operations from December through November and exclude Ascend Collection and Cambria Suites.

The number of domestic rooms on-line increased to 388,594 as of December 31, 2009 from 373,884 as of December 31, 2008, an increase of 3.9%. The total number of domestic hotels on-line grew 4.0% to 4,906 as of December 31, 2009 from 4,716 as of December 31, 2008.

A summary of the domestic hotels and available rooms at December 31, 2009 and 2008 by brand is as follows:

	December 31, 2009		December 31, 2008		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	%	Rooms	%
Comfort Inn	1,447	113,633	1,462	114,573	(15)	(1.0)%	(940)	(0.8)%
Comfort Suites	608	47,301	541	42,152	67	12.4%	5,149	12.2%
Sleep	392	28,599	365	26,867	27	7.4%	1,732	6.4%

Midscale without Food & Beverage	2,447	189,533	2,368	183,592	79	3.3%	5,941	3.2%

Quality	979	89,336	908	85,055	71	7.8%	4,281	5.0%
Clarion	172	24,636	150	21,497	22	14.7%	3,139	14.6%

Midscale with Food & Beverage	1,151	113,972	1,058	106,552	93	8.8%	7,420	7.0%

Econo Lodge	792	48,996	816	50,812	(24)	(2.9)%	(1,816)	(3.6)%
Rodeway	372	21,392	346	20,302	26	7.5%	1,090	5.4%

Economy	1,164	70,388	1,162	71,114	2	0.2%	(726)	(1.0)%

MainStay	37	2,866	35	2,694	2	5.7%	172	6.4%
Suburban	61	7,416	60	7,256	1	1.7%	160	2.2%

Extended Stay	98	10,282	95	9,950	3	3.2%	332	3.3%

Ascend Collection	28	2,346	21	1,353	7	33.3%	993	73.4%
Cambria Suites	18	2,073	12	1,323	6	50.0%	750	56.7%

Total Domestic Franchises	4,906	388,594	4,716	373,884	190	4.0%	14,710	3.9%

International available rooms increased to 98,816 as of December 31, 2009 from 98,642 as of December 31, 2008. The total number of international hotels on-line increased from 1,111 as of December 31, 2008 to 1,115 as of December 31, 2009.

As of December 31, 2009, the Company had 727 franchised hotels with 57,140 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 987 hotels and 78,915 rooms at December 31, 2008. The number of new construction franchised hotels in the Company’s domestic pipeline declined 26% to 533 at December 31, 2009 from 723 at December 31, 2008. The number of conversion franchised hotels in the Company’s domestic pipeline declined by 70 or 27% from December 31, 2008 to 194 hotels at December 31, 2009. The domestic system hotels under construction, awaiting conversion or approved for development declined 26% from the prior year primarily due to the opening of 442 franchised units during the year ended December 31, 2009 coupled with a 47% decline in the execution of new franchise agreements during the current year. The Company had an additional 116 franchised hotels with 9,445 rooms under construction, awaiting conversion or approved for development in its international system as of December 31, 2009 compared to 121 hotels and 10,190 rooms at December 31, 2008. While the Company’s hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.

A summary of the domestic franchised hotels under construction, awaiting conversion or approved for development at December 31, 2009 and 2008 by brand is as follows:

	December 31, 2009			December 31, 2008			Variance
	Conversion	New Construction	Total	Conversion	New Construction	Total	Conversion		New Construction		Total
							Units	%	Units	%	Units	%
Comfort Inn	43	91	134	51	125	176	(8)	(16)%	(34)	(27)%	(42)	(24)%
Comfort Suites	—	181	181	3	279	282	(3)	(100)%	(98)	(35)%	(101)	(36)%
Sleep	1	122	123	2	157	159	(1)	(50)%	(35)	(22)%	(36)	(23)%

Midscale without Food & Beverage	44	394	438	56	561	617	(12)	(21)%	(167)	(30)%	(179)	(29)%

Quality	48	15	63	69	14	83	(21)	(30)%	1	7%	(20)	(24)%
Clarion	19	6	25	36	9	45	(17)	(47)%	(3)	(33)%	(20)	(44)%

Midscale with Food & Beverage	67	21	88	105	23	128	(38)	(36)%	(2)	(9)%	(40)	(31)%

Econo Lodge	43	4	47	45	5	50	(2)	(4)%	(1)	(20)%	(3)	(6)%
Rodeway	36	2	38	58	2	60	(22)	(38)%	—	0%	(22)	(37)%

Economy	79	6	85	103	7	110	(24)	(23)%	(1)	(14)%	(25)	(23)%

MainStay	—	37	37	—	38	38	—	NM	(1)	(3)%	(1)	(3)%
Suburban	2	30	32	—	34	34	2	NM	(4)	(12)%	(2)	(6)%

Extended Stay	2	67	69	—	72	72	2	NM	(5)	(7)%	(3)	(4)%

Ascend Collection	2	4	6	—	1	1	2	NM	3	300%	5	500%
Cambria Suites	—	41	41	—	59	59	—	NM	(18)	(31)%	(18)	(31)%

	194	533	727	264	723	987	(70)	(27)%	(190)	(26)%	(260)	(26)%

There were 190 net domestic franchise additions during the year ended December 31, 2009 compared to 271 net domestic franchise additions during the year ended December 31, 2008. Gross domestic franchise additions decreased from 497 for the year ended December 31, 2008 to 442 for the same period in 2009 primarily due to 34 fewer economy brand hotel openings. New construction hotels represented 144 of the gross domestic additions during year ended December 31, 2009 compared to 158 hotels in the same period of the prior year. Gross domestic additions for conversion hotels during the year ended December 31, 2009 declined by 41 from 339 hotels during the year ended December 31, 2008 to 298 hotels. The Company expects the number of new franchise additions that will open during 2010 to decline from 442 in 2009 to approximately 388 hotels. This decline is expected to be primarily driven by new construction units which are projected to decline from 144 hotels in 2009 to 56 hotels in 2010 due to the current economic environment and lack of available hotel financing.

Net domestic franchise terminations increased by 26 units to 252 for the year ended December 31, 2009 from 226 for the same period of the prior year primarily due to an increase terminations related to the removal of hotels that do not meet our brand standards as well as an increase in terminations related to the non-payment of franchise fees. The Company has continued to execute its strategy to replace franchised hotels that do not meet our brand standards or are underperforming in their market. As the competition gets stronger and more focused on limited service franchising, the Company will continue to focus on improving its system of hotels and utilizing the domestic hotels under construction, awaiting conversion or approved for development as a strong platform for continued system growth.

International royalties declined $4.6 million or 18% from $25.6 million in the year ended December 31, 2008 to $21.0 million for the same period in 2009 primarily due to foreign currency fluctuations and lower international RevPAR resulting from the current global economic recession.

New domestic franchise agreements executed during 2009 totaled 369 representing 30,156 rooms compared to 698 agreements representing 56,236 rooms executed in the same period in 2008. During 2009, 56 of the executed agreements were for new construction hotel franchises, representing 4,197 rooms, compared to 261 contracts, representing 19,879 rooms for 2008. Conversion hotel franchise executed contracts totaled 313 representing 25,959 rooms for the year ended December 31, 2009 compared to 437 agreements representing 36,357 rooms for the year ended December 31, 2008. Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise agreements decreased 57% to $8.4 million for 2009 from $19.5 million for 2008. The decline in revenues primarily reflects a 47% decline in the number executed agreements compared to the prior year, a decline in the average initial fee per agreement and a higher proportion of conversion brand executed agreements which typically carry a lower initial franchise fee.

Based on the continued uncertainty around the current economic and credit market conditions, we expect the number of franchise applications received and therefore the number of new franchise agreements executed to remain below levels achieved in the most recent pre-economic recessionary periods. We believe this trend is likely to continue while the lodging industry experiences negative operating conditions and the availability of hotel financing continues to be limited. During prior lodging industry downturns, we experienced an increase in the number of new domestic franchise agreements from conversion hotels. While we believe that a greater percentage of new contracts will result from conversion hotel agreements, the length and breadth of the current economic crisis and the disruption of the credit markets could result in a prolonged downturn in the number of both conversion and new construction hotel contracts executed. This trend could have a material adverse affect on our financial results.

A summary of executed domestic franchise agreements by brand for 2009 and 2008 is as follows:

	2009			2008			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	9	39	48	48	58	106	(81)%	(33)%	(55)%
Comfort Suites	16	1	17	85	3	88	(81)%	(67)%	(81)%
Sleep	12	2	14	72	4	76	(83)%	(50)%	(82)%

Midscale without Food & Beverage	37	42	79	205	65	270	(82)%	(35)%	(71)%

Quality	4	111	115	5	147	152	(20)%	(24)%	(24)%
Clarion	1	31	32	7	42	49	(86)%	(26)%	(35)%

Midscale with Food & Beverage	5	142	147	12	189	201	(58)%	(25)%	(27)%

Econo Lodge	—	68	68	4	83	87	(100)%	(18)%	(22)%
Rodeway	1	48	49	3	99	102	(67)%	(52)%	(52)%

Economy	1	116	117	7	182	189	(86)%	(36)%	(38)%

MainStay	5	2	7	12	—	12	(58)%	NM	(42)%
Suburban	3	2	5	8	—	8	(63)%	NM	(38)%

Extended Stay	8	4	12	20	—	20	(60)%	NM	(40)%

Ascend Collection	3	9	12	1	1	2	200%	800%	500%
Cambria Suites	2	—	2	16	—	16	(88)%	NM	(88)%

Total Domestic System	56	313	369	261	437	698	(79)%	(28)%	(47)%

Relicensing fees include fees charged to the new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system as well as fees required to renew expiring franchise contracts. Relicensing contracts declined 62% from 312 during 2008 to 119 for the year ended December 31, 2009. Renewals of expired contracts increased from 15 for the year ended December 31, 2008 to

21 during the current year. As a result of the decline in contracts and the mix of brands relicensing, revenues declined 47% from $8.5 million in 2008 to $4.5 million for 2009. The Company’s relicensing activity in 2010 and beyond is dependent on the availability and cost of capital as well as the presence of an active real estate market for hotel transactions.

Procurement services revenue increased $0.5 million or 3% to $17.6 million for the year ended December 31, 2009 primarily resulting from the growth of our system size which positively impacts the volume of business transacted with our qualified vendors.

Other income declined $1.6 million to $6.2 million for the year ended December 31, 2009 primarily due to lower liquidated damage collections related to the early termination of franchise agreements.

Selling, General and Administrative Expenses: The cost to operate the franchising business is reflected in SG&A expenses on the consolidated statements of income. SG&A expenses were $99.2 million for 2009, a decrease of $19.8 million from the 2008 total of $119.0 million. Adjusted SG&A costs, which exclude certain items described above, for full year 2009 totaled $91.9 million which represented a 9% decline from the adjusted SG&A of $101.3 million reported for the same period of the prior year. The decline in adjusted SG&A costs for the year ended December 31, 2009 was primarily due to cost containment initiatives as well as lower variable franchise sales compensation.

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

Total marketing and reservations revenues were $305.4 million and $336.5 million for 2009 and 2008, respectively. Depreciation and amortization attributable to marketing and reservation activities was $10.3 million and $8.8 million for the years ended December 31, 2009 and 2008, respectively. Interest expense attributable to reservation activities was $0.3 million and $0.2 million for 2009 and 2008, respectively. Marketing and reservation activities utilized $12.2 million and $7.6 million in cash flows for the years ended December 31, 2009 and 2008. As of December 31, 2009 and 2008, the Company’s balance sheet includes a receivable of $19.2 million and $13.5 million, respectively resulting from cumulative marketing expenses incurred in excess of cumulative marketing fee revenues earned. As of December 31, 2009, the Company’s balance sheet includes a receivable from cumulative reservation expenses incurred in excess of cumulative reservation fees earned totaled $14.7 million. These receivables are recorded as an asset in the financial statements as the Company has the contractual authority to require that the franchisees in the system at any given point repay the Company for any deficits related to marketing and reservations activities. The Company’s current franchisees are legally obligated to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue. The Company has no present intention to accelerate repayment of the deficit from current franchisees. Our ability to recover these receivables may be adversely impacted by certain factors, including, among others, declines in the ability of our franchisees to generate revenues at properties they franchise from us, lower than expected franchise system growth of certain brands and/or lower than expected international franchise system growth. An extended period of occupancy or room rate declines or a decline in the number of hotel rooms in our franchise system could result in the generation of insufficient funds to recover marketing and reservation advances as well as meet the ongoing marketing and reservation needs of the overall system.

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

Other Income and Expenses, Net: Other income and expenses, net, increased $19.9 million from a loss of $17.3 million to income of $2.6 million for the year ended December 31, 2009. Interest expense decreased $6.5 million from $10.9 million for the year ended December 31, 2008 to $4.4 million for the same period in 2009. Interest expense decreased due to a decline in the Company’s weighted average interest rate from 2.4% as of December 31, 2008 to 0.7% as of December 31, 2009. The decline in the weighted average interest rate is due to the Company’s repayment of its $100 million senior notes payable in May 2008 with proceeds from the Revolver which carried an interest rate of 7.2% and lower variable borrowing costs on the Company’s $350 million senior unsecured revolving credit agreement.

Interest and other investment income increased $13.6 million primarily due to the appreciation in the fair value of investments held in the Company’s non-qualified employee benefit plans compared to decline in the fair value of these investments in the prior year. As discussed in the accompanying critical accounting policies, the Company sponsors two non-qualified retirement and savings plans: the Non-Qualified Plan and the EDCP plan. The fair value of the Non-Qualified Plan investments increased $1.9 million during the year ended December 31, 2009 compared to a $3.1 million decline in fair value during the year ended December 31, 2008. The fair value of the Company’s investments held in the EDCP plan appreciated $3.7 million during the year ended December 31, 2009 compared to a decline in fair value of $6.0 million during the same period of the prior year.

The Company accounts for the Non-Qualified Plan in accordance with accounting for deferred compensation arrangements when investments are held in a rabbi trust and invested. As a result, the Company also recognizes compensation expense in SG&A related to changes in the fair value of investments held in the Non-Qualified Plan, excluding investments in the Company’s stock. Therefore, during the year ended December 31, 2009 the Company recognized additional SG&A expense totaling $1.9 million. During the year ended December 31, 2008, the Company’s SG&A expense was reduced by $3.3 million due to the decline in fair value of these investments.

Income Taxes: The Company’s effective income tax provision rate was 34.8% for 2009, compared to an effective income tax provision rate of 36.3% for 2008. The decline in the Company’s effective income tax rate is primarily due to a change in the proportion of the Company’s income that is attributable to foreign operations which are taxed at lower rates than domestic earnings. Depending upon the outcome of certain income tax contingencies, up to an additional $2.1 million of additional tax benefits may be reflected in our 2010 results of operations from the resolution of tax contingency reserves.

Net Income: Net income for 2009 declined by 2% to $98.3 million. Adjusted net income, as adjusted for certain items described above, declined $8.5 million or 8% to $102.8 million for the year ended December 31, 2009 from $111.3 million for the same period of the prior year.

Diluted EPS: Diluted EPS increased 3% to $1.63 for 2009 from $1.59 reported for 2008. Diluted EPS increased despite a decline in net income due to the repurchase of the Company’s common stock during the year ended December 31, 2009. Adjusted diluted EPS, which excludes certain items described above, declined $0.06 or 3% from $1.77 for the year ended December 31, 2008 to $1.71 for the current year.

Comparison of 2008 Operating Results and 2007 Operating Results

The Company recorded net income of $100.2 million for the year ended December 31, 2008, an $11.1 million or 10% decline from $111.3 million for the year ended December 31, 2007. The decline in net income for the year ended December 31, 2008 is primarily attributable to a $10.6 million or 6% decline in operating income and the decline in the fair value of investments held in the Company’s non-qualified employee benefit plans compared to an appreciation of these investments in the prior year period. These declines were partially offset by lower effective borrowing rates. Operating income declined $10.6 million primarily due to the $17.4 million or 17% increase in SG&A costs.

Summarized financial results for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
	(In thousands, except per share amounts)
REVENUES:
Royalty fees	$247,435	$236,346
Initial franchise and relicensing fees	27,931	33,389
Procurement services	17,148	16,283
Marketing and reservation	336,477	316,827
Hotel operations	4,936	4,692
Other	7,753	7,957

Total revenues	641,680	615,494

OPERATING EXPENSES:
Selling, general and administrative	118,989	101,590
Depreciation and amortization	8,184	8,637
Marketing and reservation	336,477	316,827
Hotel operations	3,434	3,241

Total operating expenses	467,084	430,295

Operating income	174,596	185,199

OTHER INCOME AND EXPENSES:
Interest expense	10,932	14,293
Interest and other investment (income) loss	7,760	(1,750)
Equity in net income of affiliates	(1,414)	(1,230)

Other income and expenses, net	17,278	11,313

Income before income taxes	157,318	173,886
Income taxes	57,107	62,585

Net income	$100,211	$111,301

Weighted average shares outstanding-diluted	62,994	65,766

Diluted earnings per share	$1.59	$1.69

The Company utilizes certain measures such as adjusted net income, adjusted diluted EPS, adjusted SG&A, adjusted operating income and franchising revenues which do not conform to United States GAAP when analyzing and discussing its results with the investment community. This information should not be considered as an alternative to any measure of performance as promulgated under GAAP, such as net income, diluted EPS, SG&A, operating income and total revenues. The Company’s calculation of these measurements may be different from the calculations used by other companies and therefore comparability may be limited. We have included a reconciliation of these measures to the comparable GAAP measurement below as well as our reason’s for reporting these non-GAAP measures.

Franchising Revenues: The Company utilizes franchising revenues which exclude marketing and reservation revenues and hotel operations rather than total revenues when analyzing the performance of the business. Marketing and reservation activities are excluded from revenues since the Company is contractually required by its franchise agreements to use these fees collected for marketing and reservation activities; as such, no income or loss to the Company is generated. Cumulative reservation and marketing fees not expended are recorded as a payable on the Company’s financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements. Cumulative marketing and reservation expenditures in excess of fees collected for marketing and reservation activities are recorded as a receivable on the Company’s financial statements. Hotel operations are excluded since they do not reflect the most accurate measure of the

Company’s core franchising business. This non-GAAP measure is a commonly used measure of performance in our industry and facilitates comparisons between the Company and its competitors.

Calculation of Franchising Revenues

	Year Ended December 31,
	(dollar amounts in thousands)
	2008	2007
Franchising Revenues:
Total Revenues	$641,680	$615,494
Adjustments:
Marketing and reservation revenues	(336,477)	(316,827)
Hotel operations	(4,936)	(4,692)

Franchising Revenues	$300,267	$293,975

Adjusted Net Income, Adjusted Diluted EPS, Adjusted SG&A and Adjusted Operating Income: We also use adjusted net income, adjusted diluted EPS, adjusted SG&A and adjusted operating income which exclude charges related to the Company’s acceleration of a previously announced management succession plan, increased loan reserves related to impaired notes receivable and employee termination benefits for the year ended December 31, 2008 as well as employee termination benefits for the year ended December 31, 2007. The Company utilizes these non-GAAP measures to enable investors to perform meaningful comparisons of past, present and future operating results and as a means to emphasize the results of on-going operations.

Calculation of Adjusted Operating Income

	Year Ended December 31,
	(dollar amounts in thousands)
	2008	2007
Operating Income	$174,596	$185,199
Adjustments:
Acceleration of management succession plan benefits	6,605	—
Employee termination benefits	3,537	4,250
Loan reserves related to impaired notes receivable	7,555	—

Adjusted Operating Income	$192,293	$189,449

Calculation of Adjusted SG&A

	Year Ended December 31,
	(dollar amounts in thousands)
	2008	2007
SG&A	$118,989	$101,590
Adjustments:
Acceleration of management succession plan benefits	(6,605)	—
Employee termination benefits	(3,537)	(4,250)
Loan reserves related to impaired notes receivable	(7,555)	—

Adjusted SG&A	$101,292	$97,340

Calculation of Adjusted Net Income and Adjusted Diluted EPS

	Year Ended December 31,
	(In thousands, except per share amounts)
	2008	2007
Net Income	$100,211	$111,301
Adjustments:
Acceleration of management succession plan benefits	4,135	—
Employee termination benefits	2,214	2,660
Loan reserves related to impaired notes receivable	4,729	—

Adjusted Net Income	$111,289	$113,961

Weighted average shares outstanding-diluted	62,994	65,766
Diluted EPS	$1.59	$1.69
Adjustments:
Acceleration of management succession plan benefits	0.07	—
Employee termination benefits	0.03	0.04
Loan reserves related to impaired notes receivable	0.08	—

Adjusted Diluted EPS	$1.77	$1.73

The Company recorded adjusted net income of $111.3 million for the year ended December 31, 2008, a $2.7 million or 2% decline from $114.0 million for the year ended December 31, 2007. Adjusted net income for the year ended December 31, 2008 declined despite a $2.8 million increase in adjusted operating income primarily due to the decline in the fair value of investments held in the Company’s non-qualified employee benefit plans compared to an appreciation of these investments in the prior year. These declines were partially offset by lower effective borrowing rates. Adjusted operating income increased $2.8 million as the Company’s franchising revenues increased $6.3 million from $294.0 million for the year ended December 31 2007 to $300.3 million for the year ended December 31, 2008 partially offset by a $4.0 million or 4% increase in adjusted SG&A from $97.3 million for the year ended December 31, 2007 to $101.3 million for the same period of the current year.

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

A summary of the Company’s domestic franchised hotels operating information for the years ending December 31, is as follows:

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

Net franchise terminations increased to 226 for 2008 from 201 in 2007 primarily due to a 19 unit increase in net terminations for economy brand hotels. During 2008, the Company continued to execute its strategy to replace franchised hotels that do not meet our brand standards or are underperforming in their market. As the competition gets stronger and more focused on limited service franchising, the Company will continue to focus on improving its system hotels and utilizing the domestic hotels under construction, awaiting conversion or approved for development as a strong platform for continued system growth.

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

Selling, General and Administrative Expenses: The cost to operate the franchising business is reflected in SG&A expenses on the consolidated statements of income. SG&A expenses were $119.0 million for 2008, an increase of $17.4 million from the 2007 total of $101.6 million. Adjusted SG&A costs, which exclude certain items described above, for full year 2008 totaled $101.3 million which represented a 4% increase from the adjusted SG&A of $97.3 million reported for the same period of the prior year. As a percentage of franchising revenues, adjusted SG&A expenses were 33.7% for 2008 compared to 33.1% for 2007.

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

Total marketing and reservations revenues were $336.5 million and $316.8 million for 2008 and 2007, respectively. Depreciation and amortization attributable to marketing and reservation activities was $8.8 million and $8.3 million for the years ended December 31, 2008 and 2007, respectively. Interest expense attributable to reservation activities was $0.2 million and $0.5 million for 2008 and 2007, respectively. Marketing and reservation activities utilized $7.6 million in cash flows for the year ended December 31, 2008 and provided positive cash flow $12.0 million for the year ended December 31, 2007. As of December 31, 2008 and 2007, the Company’s balance sheet includes a receivable of $13.5 million and $6.8 million, respectively resulting from cumulative marketing expenses incurred in excess of cumulative marketing fee revenues earned. These receivables are recorded as an asset in the financial statements as the Company has the contractual authority to require that the franchisees in the system at any given point repay the Company for any deficits related to marketing and reservations activities. The Company’s current franchisees are legally obligated to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue. The Company has no present intention to accelerate repayment of the deficit from current franchisees. Our ability to recover these receivables may be adversely impacted by certain factors, including, among others, declines in the ability of our franchisees to generate revenues at properties they franchise from us, lower than expected franchise system growth of certain brands and/or lower than expected international franchise system growth. An extended period of occupancy or room rate declines or a decline in the number of hotel rooms in our franchise system could result in the generation of insufficient funds to recover marketing and reservation advances as well as meet the ongoing marketing and reservation needs of the overall system.

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

As discussed in the accompanying critical accounting policies, the Company sponsors two non-qualified retirement and savings plans: the Non-Qualified Plan and the EDCP plan. The fair value of the Non-Qualified Plan investments declined $3.1 million during the year ended December 31, 2008 compared to a $0.3 million decline in fair value during the year ended December 31, 2007. The fair value of the Company’s investments held in the EDCP plan declined $6.0 million during the year ended December 31, 2008 compared to an appreciation of these investments totaling $0.6 million during the same period of the prior year.

The Company accounts for the Non-Qualified Plan in accordance with accounting for deferred compensation arrangements when investments are held in a rabbi trust and invested. As a result, the Company also recognizes compensation expense in SG&A related to changes in the fair value of investments held in the Non-Qualified Plan, excluding investments in the Company’s stock. Therefore, during the year ended December 31, 2008, the Company’s SG&A expense was reduced by $3.3 million due to the decline in fair value of these investments. The Company recognized a reduction of SG&A expense totaling $0.8 million during the year ended December 31, 2007.

Income Taxes: The Company’s effective income tax provision rate was 36.3% for 2008, compared to an effective income tax provision rate of 36.0% for 2007.

Net Income: Net income for 2008 declined by 10% to $100.2 million. Adjusted net income, as adjusted for certain items described above, declined $2.7 million or 2% to $111.3 million for the year ended December 31, 2008 from $114.0 million for the same period of the prior year.

Diluted EPS: Diluted EPS declined 6% to $1.59 for 2008 from $1.69 reported for 2007. Diluted earnings per share declined at a slower pace than net income due to the repurchase of the Company’s common stock during 2008. Excluding certain items described above, adjusted diluted EPS increased $0.04 or 2% from $1.73 for the year ended December 31, 2007 to $1.77 for the year ended December 31, 2008.

Liquidity and Capital Resources

Net cash provided by operating activities increased $7.8 million to $112.2 million for the year ended December 31, 2009 from $104.4 million for the same period of 2008. The increase in cash flows from operating activities primarily reflects timing of working capital items partially offset by increased advances to marketing and reservation activities compared to the prior year.

Net cash advanced for marketing and reservation activities totaled $12.2 million and $7.6 million during the year ended December 31, 2009 and 2008, respectively. Cash advances during the year ended December 31, 2009 related primarily to planned increases in advertising and promotional cost spending versus fees collected and investments in eCommerce initiatives. Based on the current economic conditions, the Company expects marketing and reservation activities to be a net use of cash ranging between $15 million and $20 million in 2010.

Cash used in investing activities totaled $3.3 million, $20.3 million and $21.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. The decline in cash flows utilized for investing activities during the year ended December 31, 2009 was primarily due to net proceeds received totaling $10.0 million related to the sale and purchase of investments held in the Company’s employee benefit plans.

As a lodging franchisor, the Company currently has relatively low capital expenditure requirements. During the years ended December 31, 2009, 2008 and 2007, capital expenditures totaled $11.1 million, $12.6 million, and $12.0 million, respectively. Capital expenditures for 2009 primarily include upgrades of system-wide property and yield management systems, improvements to Company facilities and the purchase of computer software and equipment. In addition, the Company occasionally provides financing to franchisees for property improvements, hotel development efforts and other purposes. During 2009, 2008 and 2007, the Company advanced $2.0 million, $7.4 million and $7.4 million, respectively for these purposes. At December 31, 2009, the Company had commitments to extend an additional $5.5 million in financing for these purposes provided certain conditions are met by its franchisees of which $1.8 million is expected to be advanced in 2010.

Financing cash flows relate primarily to the Company’s borrowings under its credit lines, treasury stock purchases and dividends. On June 16, 2006, the Company entered into a $350 million senior unsecured revolving credit agreement (the “Revolver”), with a syndicate of lenders. The Revolver allows the Company to borrow, repay and reborrow revolving loans up to $350 million (which includes swingline loans for up to $20 million and standby letters of credit up to $30 million) until the scheduled maturity date of June 16, 2011. The Company has the ability to request an increase in available borrowings under the Revolver by an additional amount of up to $150 million by obtaining the agreement of the existing lenders to increase their lending commitments or by adding additional lenders. The rate of interest generally applicable for revolving loans under the Revolver are, at the Company’s option, equal to either (i) the greater of the prime rate or the federal funds effective rate plus 50 basis points, or (ii) an adjusted LIBOR rate plus a margin between 22 and 70 basis points based on the Company’s credit rating. The Revolver requires the Company to pay a quarterly facility fee, based upon the credit rating of the Company, at a rate between 8 and 17 1/2 basis points, on the full amount of the commitment (regardless of usage). The Revolver also requires the payment of a quarterly usage fee, based upon the credit rating of the Company, at a rate between 10 and 12 1/2 basis points, on the amount outstanding under the commitment, excluding swingline loans, at all times when the amount borrowed under the Revolver exceeds 50% of the total commitment. As of December 31, 2009, the Company had $277.7 million of revolving loans outstanding pursuant to the Revolver.

The Revolver includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage. The Revolver also restricts the Company’s ability to make certain investments, incur certain debt, and dispose of assets, among other restrictions. The maximum leverage ratio requires the Company to maintain a consolidated indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio, as defined in the Revolver, of less than 3.25x. At December 31, 2009, the Company maintained a ratio of approximately 1.7x. Furthermore, the Revolver requires the Company to maintain a consolidated EBITDA to interest expense ratio of at least 3.75x. At December 31, 2009, the Company maintained a ratio of approximately 35.6x. At December 31, 2009, the Company was in compliance with all covenants under the Revolver.

The proceeds from the Revolver are used for general corporate purposes, including working capital, debt repayment, stock repurchases, dividends and investments.

The Company has a line of credit with a bank through August 31, 2010 providing up to an aggregate of $5 million of borrowings, which is due upon demand. Borrowings under the line of credit bear interest at the lender’s sole option at either of the following rates (i) prime rate or (ii) LIBOR rate plus 0.80% per annum; due monthly and upon demand for final payment. As of December 31, 2009, no amounts were outstanding pursuant to this line of credit.

At December 31, 2009, total debt outstanding for the Company was $277.7 million. No outstanding debt amounts at December 31, 2009 were scheduled to mature in the twelve months ending December 31, 2010.

The Company’s existing $350 million revolving credit facility carries an interest rate of LIBOR plus approximately 50 basis points and matures in June 2011. The Company projects that it will begin the process of refinancing its Revolver during the year ended December 31, 2010. Based on the current credit environment, the Company estimates that the refinancing of the Company’s existing Revolver during 2010 would result in increased borrowing costs.

In 2007, the Company’s board of directors increased the quarterly dividend rate to $0.17 per share, a 13% increase from the previous quarterly rate of $0.15 per share. This increase raised the fiscal year dividend rate on the Company’s common stock from $0.60 to $0.68 per share. Dividends paid in 2007 were approximately $40.1 million. In 2008, the Company’s board of directors again increased the quarterly dividend rate to $0.185 per share, a 9% increase from the previous quarterly rate of $0.17 per share. This increase raised the fiscal year dividend rate on the Company’s common stock from $0.68 to $0.74 per share. Dividends paid in 2008 were approximately $43.1 million. In 2009, the quarterly dividend rate was maintained at $0.185 per share and resulted in dividends paid totaling $44.3 million.

The Company currently maintains the payment of a quarterly dividend on its common shares outstanding, however, the declaration of future dividends are subject to the discretion of the board of directors. We expect that cash dividends will continue to be paid in the future, subject to future business performance, economic conditions and changes in tax regulations. Based on our present dividend rate and outstanding share count, aggregate annual dividends for 2010 would be approximately $43.8 million.

During the year ended December 31, 2009, the Company purchased 2.1 million shares of its common stock under its share repurchase program at a total cost of $57.4 million. Through December 31, 2009, the Company had purchased 42.9 million shares (including 33.0 million prior to the two-for-one stock split) of its common stock under its share repurchase program at a total cost of $1.0 billion since the program’s inception. Considering the effect of the two-for-one stock split in October 2005, the Company has repurchased 75.9 million shares at an average price of $13.28 per share. At December 31, 2009, the Company had approximately 59.5 million shares of common stock outstanding and had remaining authorization to purchase up to 3.8 million shares. Subsequent to December 31, 2009 through March 1, 2010, the Company repurchased 0.2 million shares of its common stock at a total cost of $6.9 million.

Our board of directors has authorized us to enter into programs which permit us to offer investment, financing and guaranty support to qualified franchisees as well as acquire and resell real estate to incent franchise development in top markets for certain brands. We expect to deploy this capital opportunistically over the next several years. The Company previously announced that depending on market and other conditions, our expectation was that our annual investment in these programs would range from $20 million to $40 million. However, based on current market conditions, the Company does not expect to deploy a significant portion of this capital until market and economic conditions improve. Notwithstanding these programs, the Company expects to continue to return value to its shareholders through a combination of share repurchases and dividends, subject to market and other conditions.

During the year ended December 31, 2009, the Company recorded charges totaling $5.4 million in SG&A and marketing and reservation expenses related to one-time employee termination benefits. These expenses included $4.7 million of salary and benefits continuation and $0.7 million related to the acceleration of share-based compensation for terminated employees. At December 31, 2009, approximately $2.8 million of these salary and benefits continuation payments remains to be remitted. In addition, the Company has approximately $2.7 million of benefits remaining to be paid on termination benefits incurred during the year ended December 31, 2008. The Company expects to remit $3.6 million of the remaining $5.5 million of benefits during the year ended December 31, 2010. In addition, the Company expects to satisfy approximately $2.8 million of deferred compensation and retirement plan obligations during 2010.

The following table summarizes our contractual obligations as of December 31, 2009:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term debt	$277.7	$—	$277.7	$—	$—
Purchase obligations(1)	11.9	11.9	—	—	—
Operating lease obligations	43.2	6.2	14.3	7.9	14.8
Other long-term liabilities(2)	39.7	—	13.3	9.2	17.2

Total contractual cash obligations	$372.5	$18.1	$305.3	$17.1	$32.0

(1)

The Company has made commitments to purchase various parcels of real estate to support the development of certain of its brands. Providing certain conditions are met by the seller, the Company expects to acquire these parcels of land for approximately $11.9 million.

(2)

The total amount of unrecognized tax benefits and the related interest and penalties totaled $5.1 million at December 31, 2009 and is not reflected in the Contractual Obligations table. We have several open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change over the next year.

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

Off Balance Sheet Arrangements

The Company has guaranteed $1 million of a bank loan funding a franchisee’s construction of a Cambria Suites in Green Bay, Wisconsin. The Company’s guaranty expires in June 2010. The Company has received personal guarantees from several of the franchisee’s principal owners related to the repayment of any amounts the Company may be required to pay under this guaranty.

In June 2008, the Company guaranteed $1 million of a bank loan funding a franchisee’s construction of a Cambria Suites in Columbus, Ohio. The guaranty will terminate on the earlier of (i) the repayment of all outstanding obligations under the bank loan that it supports (the current initial loan term runs through June 2013), or (ii) when the franchisee achieves certain debt service coverage ratios outlined in the underlying bank loan agreement. The Company has received a pledge of an equity interest in the entity constructing the property as well as personal guarantees from several of the franchisee’s principal owners related to the repayment of any amounts the Company may be required to pay under this guaranty.

In July 2008, the Company guaranteed $1 million of a bank loan funding a franchisee’s construction of a Cambria Suites in Noblesville, Indiana. The guaranty will terminate on the earlier of (i) the repayment of all outstanding obligations under the bank loan that it supports (the current initial loan term runs through September 2011), or (ii) when the franchisee achieves certain debt service coverage ratios outlined in the underlying bank loan agreement. The Company has received a pledge of an equity interest in the entity constructing the property as well as personal guarantees from several of the franchisee’s principal owners related to the repayment of any amounts the Company may be required to pay under this guaranty.

Critical Accounting Policies

Our accounting policies comply with principles generally accepted in the United States. We have described below those policies that we believe are critical and require the use of complex judgment or significant estimates in their application. Additional discussion of these policies is included in Note 1 to our consolidated financial statements.

Revenue Recognition.

We recognize continuing franchise fees, including royalty, marketing and reservations system fees, when earned and receivable from our franchisees. Franchise fees are typically based on a percentage of gross room revenues of each franchisee. Our estimate of the allowance for uncollectible royalty fees is charged to SG&A expense and to marketing and reservation expenses for uncollectible marketing and reservation system fees.

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

The Company may also enter into master development agreements (“MDAs”) with developers that grant limited exclusive development rights and preferential franchise agreement terms for one-time, non-refundable fees. When these fees are not contingent upon the number of agreements executed under the MDA, the Company recognizes the up-front fees over the MDAs’ contractual life. Fees that are contingent upon the execution of franchise agreements under the MDA are recognized upon execution of the franchise agreement.

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

Reservation fees and marketing fees not expended in the current year are carried over to the next fiscal year and expended in accordance with the franchise agreements. Shortfall amounts are similarly recovered in subsequent years. Cumulative excess or shortfall amounts from the operation of these programs are recorded as a marketing or reservation fee payable or receivable. Under the terms of the franchise agreements, the Company may advance capital as necessary for marketing and reservation activities and recover such advances through future fees. Our current assessment is that the credit risk associated with the marketing and reservation fees receivable is mitigated due to our contractual right to recover these amounts from a large geographically dispersed group of franchisees. However, our ability to recover these receivables may be adversely impacted by certain factors, including, among others, declines in the ability of our franchisees to generate revenues at properties they franchise from us, lower than expected franchise system growth of certain brands and/or lower than expected international franchise system growth. An extended period of occupancy or room rate declines or a decline in the number of hotel rooms in our franchise system could result in the generation of insufficient funds to recover marketing and reservation advances as well as meet the ongoing marketing and reservation needs of the overall system.

Choice Privileges is our frequent guest incentive marketing program. Choice Privileges enables members to earn points based on their spending levels with our franchisees and, to a lesser degree, through participation in affiliated partners’ programs, such as those offered by credit card companies. The points, which we accumulate and track on the members’ behalf, may be redeemed for free accommodations or other benefits.

We provide Choice Privileges as a marketing program to franchised hotels and collect a percentage of program members’ room revenue from franchises to operate the program. Revenues are deferred in an amount equal to the estimated fair value of the future redemption obligation. A third-party actuary estimates the eventual redemption rates and point values using various actuarial methods. These judgmental factors determine the required liability attributable to outstanding points. Upon redemption of points, the Company recognizes the previously deferred revenue as well as the corresponding expense relating to the cost of the awards redeemed. Revenues in excess of the estimated future redemption obligation are recognized when earned to reimburse the Company for costs incurred to operate the program, including administrative costs, marketing, promotion and performing member services. Costs to operate the program, excluding estimated redemption values, are expensed when incurred.

Impairment Policy.

The Company evaluates the potential impairment of property and equipment and other long-lived assets, including franchise rights and other definite-lived intangibles, on an annual basis or whenever an event or other circumstances indicates that we may not be able to recover the carrying value of the asset. Recoverability is measured based on net, undiscounted expected cash flows. Assets are considered to be impaired if the net, undiscounted expected cash flows are less than the carrying amount of the assets. Impairment charges are recorded based upon the difference between the carrying value and the fair value of the asset. Significant management judgment is involved in developing these projections, and they include inherent uncertainties. If different projections are used in the current period, the balances for non-current assets could be materially impacted. Furthermore, if management uses different projections or if different conditions occur in future periods, future-operating results could be materially impacted.

The Company evaluates the impairment of goodwill and trademarks with indefinite lives on an annual basis, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. Since the Company has one reporting unit, the fair value of the Company’s net assets is used to determine if goodwill may be impaired. Indefinite life trademarks are considered to be impaired if the net, undiscounted expected cash flows associated with the trademark are less than their carrying amount.

The Company evaluates the collectability of notes receivable on a periodic basis. We consider that a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. The Company reviews outstanding notes receivable on a periodic basis to ensure that each is fully collectible. We measure loan impairment based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or the estimated fair value of the collateral. For impaired loans, we establish a specific impairment reserve for the difference between the recorded investment in the loan and the present value of the expected future cash flows or the estimated fair value of the collateral. We apply our loan impairment policy individually to all loans in the portfolio and do not aggregate loans for the purpose of applying such policy. The Company records bad debt expense in SG&A expenses in the accompanying consolidated statements of income. For loans that we have determined to be impaired, we recognize interest income on a cash basis.

Stock Compensation.

The Company’s policy is to recognize compensation cost related to share-based payment transactions in the financial statements based on the fair value of the equity or liability instruments issued. Compensation expense related to the fair value of share-based awards is recognized over the requisite service period based on an estimate of those awards that will ultimately vest. The Company estimates the share-based compensation expense for awards that will ultimately vest upon inception of the grant and adjusts the estimate of share-based compensation for those awards with performance and/or service requirements that will not be satisfied so that compensation cost is recognized only for awards that ultimately vest.

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

The Company does not provide additional United States income taxes on undistributed earnings of consolidated foreign subsidiaries included in retained earnings. Currently it is not practical for the Company to calculate the deferred tax related to the outside basis differences. Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. The Company’s intent is for such earnings to be reinvested by the subsidiaries.

The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Judgment is required in determining the worldwide income tax provision. In the ordinary course of global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of cost reimbursement arrangements among related entities. Although the Company believes the estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in the historical income tax provisions and accruals. Tax assessments and resolution of tax contingencies may arise several years after tax returns have been filed. Predicting the outcome of such tax assessments involves uncertainty; however, the Company believes that recorded tax liabilities adequately account for our analysis of probable outcomes. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations could have a material impact on the Company’s results of operations.

The Company has established a recognition threshold a tax position is required to meet before being recognized in the financial statements. As of December 31, 2009, the Company had $4.2 million of total unrecognized tax benefits of which $2.5 million would affect the consolidated statements of income if recognized. We have reviewed our uncertain income tax positions and the Company believes it is reasonably possible it will recognize tax benefits of up to $2.1 million within the next twelve months. This is due to the anticipated lapse of applicable statutes of limitations regarding state tax positions and stock-based compensation deductions.

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

In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan (“EDCP”) which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust. A participant may elect an investment return of either the annual yield of the Moody’s Average Corporate Bond Rate Yield Index plus 300 basis points, or a return based on a selection of available diversified investment options. Effective January 1, 2010, the Moody’s Average Corporate Bond Rate Yield Index plus 300 basis points is no longer an investment option for salary deferrals made on compensation earned after December 31, 2009. As of December 31, 2009 and 2008, the Company recorded a deferred compensation liability of $17.6 million and $20.2 million, respectively related to these deferrals and credited investment returns. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. Compensation expense recorded in SG&A for the years ended December 31, 2009, 2008 and 2007 were $1.1 million, $1.1 million and $1.6 million, respectively.

The Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that partially offset the earnings credited to the participants. The diversified investments held in the trusts totaled $10.9 million and $15.7 million as of December 31, 2009 and 2008, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other income and expenses, net in the accompanying statements of income. The Company recorded investment gains (losses) during the years ended December 31, 2009, 2008 and 2007 of $3.7 million, ($6.0) million and $0.6 million, respectively.

In 1997, the Company adopted the Choice Hotels International, Inc. Nonqualified Retirement Savings and Investment Plan (“Non-Qualified Plan”). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. As of December 31, 2009 and 2008, the Company had recorded a deferred compensation liability of $11.0 million and $10.5 million, respectively related to these deferrals. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. The net increase (decrease) in compensation expense recorded in SG&A for the years ended December 31, 2009, 2008 and 2007 were $1.9 million, ($3.3) million and ($0.8) million, respectively.

The diversified investments held in the trusts were $10.1 million and $9.6 million as of December 31, 2009 and 2008, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other income and expenses, net in the accompanying statements of income. The Company recorded investment gains (losses) during the years ended December 31, 2009, 2008 and 2007 of $1.9 million, ($3.1) million and ($0.3) million, respectively. In addition, the Non-Qualified Plan held shares of the Company’s common stock with a market value of $0.9 million at both December 31, 2009 and 2008.

We are subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock. The diversified investments held in the Non-Qualified Plan and EDCP include investments primarily in equity and debt securities, and cash and cash equivalents.

Future Adoption of Accounting Standards

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, and Amendment of FASB Statement No. 140”, or Accounting Standards Update 2009-16, now included in FASB ASC 860-10-65-2, “Transfers and Servicing”, which will require more information about transfers of financial assets, eliminates the concept of a qualified special purpose entity (“QSPE”), changes the requirement for derecognizing financial assets and requires additional disclosures. This guidance becomes effective as of the beginning of the first annual reporting period beginning after November 15, 2009 and should be applied prospectively for interim and annual periods during that period going forward. We are currently evaluating the impact, if any, of these guidelines.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”or Accounting Standards Update No. 2009-17, now included in FASB ASC 810-10, “Consolidation”, which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a QSPE. This guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, this guidance provides more timely and useful information about an enterprise’s involvement with a variable interest entity and will become effective January 1, 2010. We are currently evaluating the impact, if any, of these guidelines.

On September 23, 2009, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables” (“EITF 08-1”). EITF 08-1 updates the current guidance pertaining to multiple-element revenue arrangements included in ASC Subtopic 605-25, which originated primarily from EITF 00-21, also titled “Revenue Arrangements with Multiple Deliverables.” EITF 08-1 will be effective for annual reporting periods beginning January 1, 2011 for calendar year entities with earlier adoption permitted. The Company is currently evaluating the impact of EITF 08-1 on its financial position, results of operations, cash flows, and disclosures, if any.

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

Item 6A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company’s foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including in certain circumstances the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $20.9 million at December 31, 2009, which we account for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.

At December 31, 2009 and December 31, 2008, the Company had $277.7 million and $284.4 million of debt outstanding at a weighted average effective interest rate of 0.7% and 2.4%, respectively. A hypothetical change of 10% in the Company’s effective interest rate from December 31, 2009 levels would increase or decrease interest expense by $0.2 million. The Company expects to refinance its long-term debt obligations prior to their scheduled maturities.

The Company does not presently have any derivative financial instruments.

Item 7.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Choice Hotels International, Inc. and subsidiaries:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Choice Hotels International, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control Over Financial Reporting,” appearing under Item 8A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

March 1, 2010

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)
REVENUES:
Royalty fees	$217,984	$247,435	$236,346
Initial franchise and relicensing fees	12,916	27,931	33,389
Procurement services	17,598	17,148	16,283
Marketing and reservation	305,379	336,477	316,827
Hotel operations	4,140	4,936	4,692
Other	6,161	7,753	7,957

Total revenues	564,178	641,680	615,494
OPERATING EXPENSES:
Selling, general and administrative	99,237	118,989	101,590
Depreciation and amortization	8,336	8,184	8,637
Marketing and reservation	305,379	336,477	316,827
Hotel operations	3,153	3,434	3,241

Total operating expenses	416,105	467,084	430,295

Operating income	148,073	174,596	185,199

OTHER INCOME AND EXPENSES:
Interest expense	4,414	10,932	14,293
Interest and other investment (income) loss	(5,862)	7,760	(1,750)
Equity in net income of affiliates	(1,113)	(1,414)	(1,230)

Other income and expenses, net	(2,561)	17,278	11,313

Income before income taxes	150,634	157,318	173,886
Income taxes	52,384	57,107	62,585

Net income	$98,250	$100,211	$111,301

Weighted average shares outstanding-basic	60,068	62,374	64,761

Weighted average shares outstanding-diluted	60,224	62,994	65,766

Basic earnings per share	$1.64	$1.61	$1.72

Diluted earnings per share	$1.63	$1.59	$1.69

Cash dividends declared per share	$0.74	$0.71	$0.64

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
	(In thousands, except share amounts)
ASSETS
Current assets
Cash and cash equivalents	$67,870	$52,680
Receivables (net of allowance for doubtful accounts of $6,886 and $5,256, respectively)	41,898	43,141
Deferred income taxes	7,980	8,223
Income taxes receivable	—	3,181
Other current assets	10,114	12,991

Total current assets	127,862	120,216
Property and equipment, at cost, net	43,627	45,291
Goodwill	65,813	65,813
Franchise rights and other identifiable intangibles, net	24,559	27,763
Receivable—marketing and reservation fees	33,872	13,527
Investments, employee benefit plans, at fair value	20,931	25,360
Deferred income taxes	14,143	20,323
Other assets	9,230	9,926

Total assets	$340,037	$328,219

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$33,859	$41,648
Accrued expenses	37,074	38,249
Deferred revenue	51,765	47,004
Deferred compensation and retirement plan obligations	2,798	6,960
Income taxes payable	6,310	1,206

Total current liabilities	131,806	135,067
Long-term debt	277,700	284,400
Deferred compensation and retirement plan obligations	34,956	33,462
Other liabilities	9,787	12,960

Total liabilities	454,249	465,889

Commitments and Contingencies

Common stock, $0.01 par value; 160,000,000 shares authorized; 95,345,362 shares issued at December 31, 2009 and 2008 and 59,541,106 and 60,704,852 shares outstanding at December 31, 2009 and 2008, respectively	595	607
Additional paid-in-capital	90,731	90,141
Accumulated other comprehensive income (loss)	333	(3,472)
Treasury stock (35,804,256 and 34,640,510 shares at December 31, 2009 and 2008, respectively), at cost	(870,302)	(835,186)
Retained earnings	664,431	610,240

Total shareholders’ deficit	(114,212)	(137,670)

Total liabilities and shareholders’ deficit	$340,037	$328,219

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$98,250	$100,211	$111,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,336	8,184	8,637
Provision for bad debts	2,578	9,433	905
Non-cash stock compensation and other charges	13,761	10,914	11,124
Non-cash interest and other (income) loss	(5,403)	9,300	29
Dividends received from equity method investments	1,337	1,180	1,245
Equity in net income of affiliates	(1,113)	(1,414)	(1,230)
Changes in assets and liabilities, net of acquisitions:
Receivables	(796)	(4,358)	1,056
Receivable—marketing and reservation fees, net	(12,232)	(7,578)	11,997
Accounts payable	(8,279)	(13,138)	13,053
Accrued expenses	(1,289)	(3,206)	(5,480)
Income taxes payable/receivable	8,163	(1,870)	(5,422)
Deferred income taxes	5,553	3,073	(7,649)
Deferred revenue	4,650	(1,549)	1,493
Other assets	3,041	(1,046)	(2,554)
Other liabilities	(4,341)	(3,737)	7,161

Net cash provided by operating activities	112,216	104,399	145,666

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	(11,135)	(12,611)	(11,963)
Acquisitions, net of cash acquired	—	—	(343)
Purchases of investments, employee benefit plans	(3,854)	(7,802)	(8,686)
Proceeds from sales of investments, employee benefit plans	13,895	7,819	6,049
Issuance of notes receivable	(1,995)	(7,410)	(7,395)
Collections of notes receivable	324	434	1,806
Other items, net	(584)	(695)	(752)

Net cash used in investing activities	(3,349)	(20,265)	(21,284)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments of long-term debt	—	(100,000)	(422)
Net borrowings (repayments) pursuant to revolving credit facility	(6,700)	112,000	100,199
Excess tax benefits from stock-based compensation	5,834	10,135	6,209
Purchase of treasury stock	(59,128)	(63,732)	(185,935)
Dividends paid	(44,274)	(43,142)	(40,139)
Proceeds from exercise of stock options	9,158	9,026	5,749

Net cash used in financing activities	(95,110)	(75,713)	(114,339)

Net change in cash and cash equivalents	13,757	8,421	10,043
Effect of foreign exchange rate changes on cash and cash equivalents	1,433	(2,118)	493
Cash and cash equivalents at beginning of period	52,680	46,377	35,841

Cash and cash equivalents at end of period	$67,870	$52,680	$46,377

Supplemental disclosure of cash flow information:
Cash payments during the year for:
Income taxes, net of refunds	$34,213	$45,808	$68,969
Interest	$5,008	$11,378	$14,031
Non-cash financing activities:
Declaration of dividends	$44,059	$43,810	$40,726
Issuance of restricted shares of common stock	$7,150	$9,482	$6,343
Issuance of performance vested restricted stock units	$462	—	—
Issuance of treasury stock to employee stock purchase plan	$622	$547	$604

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

(In thousands, except share amounts)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Comprehensive income	Retained Earnings	Total
Balance as of December 31, 2006	66,355,553	$664	$81,689	$(772)	$(627,311)		$483,350	$(62,380)
Comprehensive income
Net income	—	—	—	—	—	$111,301	111,301	111,301
Other comprehensive income, net of tax:
Amortization of pension related costs, net of tax
Prior service costs	—	—	—	—	—	27	—	27
Actuarial loss	—	—	—	—	—	37	—	37
Net pension curtailment and remeasurement, net of tax	—	—	—	—	—	758	—	758
Actuarial pension loss, net of tax	—	—	—	—	—	(319)	—	(319)
Foreign currency translation adjustments	—	—	—	—	—	682	—	682
Amortization of deferred gain on hedge, net of taxes	—	—	—	—	—	(67)	—	(67)

Other comprehensive income	—	—	—	1,118	—	1,118	—	—

Comprehensive income						$112,419

Exercise of stock options	565,261	6	2,297	—	9,508			11,811
Issuance and cancellation of restricted stock	113,684	1	(4,908)	—	4,907		—	—
Stock compensation related to stock options	—	—	3,378	—	—		—	3,378
Amortization of deferred compensation related to restricted stock grants and PVRSU	—	—	6,864	—	—		—	6,864
Dividends declared	—	—	—	—	—		(40,726)	(40,726)
Treasury purchases	(4,959,378)	(50)	—	—	(185,818)		—	(185,868)
Issuance of treasury shares	16,559	—	—	—	604		—	604
Cumulative impact of the adoption of FIN 48	—	—	(3,077)	—	—		(86)	(3,163)

Balance as of December 31, 2007	62,091,679	$621	$86,243	$346	$(798,110)		$553,839	$(157,061)

Comprehensive income
Net income						$100,211	100,211	100,211
Other comprehensive loss, net of tax:
Amortization of pension related costs, net of tax
Prior service costs	—	—	—	—	—	26	—	26
Actuarial loss	—	—	—	—	—	68	—	68
Pension remeasurement, net of tax	—	—	—	—	—	(1,082)	—	(1,082)
Actuarial pension gain, net of tax	—	—	—	—	—	829	—	829
Foreign currency translation adjustments	—	—	—	—	—	(3,637)	—	(3,637)
Amortization of deferred gain on hedge, net of taxes	—	—	—	—	—	(22)	—	(22)

Other comprehensive loss	—	—	—	(3,818)	—	(3,818)	—	—

Comprehensive income						$96,393

Exercise of stock options	924,937	9	(267)	—	19,419			19,161
Issuance of restricted stock	283,148	3	(9,482)	—	9,479		—	—
Cancellation of restricted stock	(84,942)	(1)	2,866	—	(2,865)		—	—
Stock compensation related to stock options	—	—	3,426	—	—		—	3,426
Amortization of deferred compensation related to restricted stock grants and PVRSU	—	—	7,355	—	—		—	7,355
Dividends declared	—	—	—	—	—		(43,810)	(43,810)
Treasury purchases	(2,529,731)	(25)	—	—	(63,656)		—	(63,681)
Issuance of treasury shares	19,761	—	—	—	547		—	547

Balance as of December 31, 2008	60,704,852	$607	$90,141	$(3,472)	$(835,186)		$610,240	$(137,670)

Comprehensive income
Net income						$98,250	98,250	98,250
Other comprehensive income, net of tax:
Amortization of pension related costs, net of tax
Prior service costs	—	—	—	—	—	144	—	144
Net pension curtailment and remeasurement, net of tax	—	—	—	—	—	1,283	—	1,283
Actuarial pension gain, net of tax	—	—	—	—	—	165	—	165
Foreign currency translation adjustments	—	—	—	—	—	2,213	—	2,213

Other comprehensive income	—	—	—	3,805	—	3,805	—	—

Comprehensive income						$102,055

Exercise of stock options	764,612	8	(2,106)	—	17,090			14,992
Issuance of restricted stock and PVRSU	281,889	3	(7,612)	—	7,609		—	—
Cancellation of restricted stock	(43,408)	(1)	1,336	—	(1,335)		—	—
Stock compensation related to stock options	—	—	2,817	—	—		—	2,817
Amortization of deferred compensation related to restricted stock grants and PVRSU	—	—	6,155	—	—		—	6,155
Dividends declared	—	—	—	—	—		(44,059)	(44,059)
Treasury purchases	(2,188,888)	(22)	—	—	(59,102)		—	(59,124)
Issuance of treasury shares	22,049	—	—	—	622		—	622

Balance as of December 31, 2009	59,541,106	$595	$90,731	$333	$(870,302)		$664,431	$(114,212)

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Company Information and Significant Accounting Policies

Company Information

Choice Hotels International, Inc. and subsidiaries (together “the Company”) is in the business of hotel franchising. As of December 31, 2009, the Company had franchise agreements representing 6,021 open hotels and 843 hotels under construction, awaiting conversion or approved for development in 49 states, the District of Columbia and over 40 countries and territories outside the United States under the brand names: Comfort Inn®, Comfort Suites®, Quality® , Clarion®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, Cambria Suites® and Ascend Collection®.

Our direct lodging property real estate exposure is limited to three company-owned MainStay Suites hotels and exposure through our development activities that involve financing and guaranty support with third party hotel developers.

Principles of Consolidation

The consolidated financial statements include the accounts of Choice Hotels International, Inc. and its subsidiaries. Investments in corporate joint ventures and certain other entities in which the Company owns 50% or less and exercises significant influence over the operating and financial policies of the investee are accounted for by the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications in Consolidated Financial Statements

The Company revised its presentation of certain disclosures in the notes to consolidated financial statements related to the classification of property & equipment and income tax items to conform to the current year’s presentation. There was no effect on previously reported items in the Company’s consolidated balance sheets, statements of income or cash flows.

Recently Adopted Accounting Guidance

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position Emerging Issues Task Force No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, which is now included in FASB Accounting Standards Codification (“ASC”) 260, “Earnings Per Share”. This guidance has clarified that all share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Therefore, awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied rather than the treasury stock method. This revised guidance is effective for fiscal years beginning after December 15, 2008. In addition, once effective, all prior period earnings per share data presented must be adjusted retrospectively.

The Company’s outstanding unvested restricted stock awards contain rights to non-forfeitable dividends and as a result, the Company applied this guidance in the first quarter of 2009. The two-class method of calculating earnings per share is more dilutive to both basic and diluted shares outstanding than the previously utilized treasury stock method. In accordance with the guidance, the Company has retrospectively adjusted its basic and diluted shares outstanding for the years ended December 31, 2008 and 2007. As a result, basic and diluted earnings per share for the year ended December 31, 2008 were reduced from $1.62 to $1.61 and $1.60 to $1.59 per share, respectively. Basic and diluted earnings per share for the year ended December 31, 2007 were reduced from $1.73 to $1.72 and $1.70 to 1.69, respectively. See Note 21 “Earnings per Share” for additional information.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 1, 2009 the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations”, which has been codified into FASB ASC 805, “Business Combinations”. This provision now requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction whether full or partial acquisition, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, requires expensing of most transaction and restructuring costs, and requires the acquirer to disclose all information needed to evaluate and understand the nature and financial effect of the business combination. The adoption of these provisions did not have an impact on the Company’s consolidated financial statements, but will have an impact on the accounting for future business combinations.

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51”, which is now included in FASB ASC 810, “Consolidation”. This guidance requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Expanded disclosures are also required in the consolidated financial statements that identify and distinguish between the interests of the parent’s owners and the interests of the non-controlling owners of a subsidiary. The Company adopted this guidance on January 1, 2009 and it did not have a material effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”, now included in FASB ASC 815 “Derivatives and Hedging” (“ASC 815”). This guidance requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. Entities are also now required to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, also included in ASC 815, have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. This guidance was effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement on January 1, 2009 did not have a material effect on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3, “Determination of the Useful Life of Intangible Assets”, now included in FASB ASC 350-30, “Intangibles—Goodwill and Other”. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”, now included in FASB ASC 350. This guidance became effective for the Company on January 1, 2009 and the Company will apply it prospectively to intangible assets acquired.

In September 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement”, now included in FASB ASC 820, “Fair Value Measurements and Disclosures”. This literature provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. This guidance is effective for the first reporting period beginning after December 15, 2008. The implementation of this guidance on January 1, 2009 did not have a material effect on the Company’s consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2008, the FASB issued EITF Issue No. 08-6, “Equity Method Investment Accounting Consideration,” now included in FASB ASC 323, “Investments—Equity Method and Joint Ventures”, effective for fiscal years beginning after December 15, 2008. This guidance requires an equity method investor to account for its initial investment at cost and shall not separately test an investee’s underlying indefinite-lived intangible assets for impairment. It also requires an equity method investor to account for share issuance by an investee as if the investor had sold a proportionate share of its investment. The resulting gain or loss shall be recognized in earnings. The implementation of this guidance on January 1, 2009 did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, now included in FASB ASC 825-10 “Financial Instruments”. This guidance now requires disclosures about fair value of financial instruments in interim reporting periods. These disclosures were previously only required in annual financial statements. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, now included in FASB ASC 320, “Investments—Debt and Equity Securities”. This guidance modifies the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The adoption of this guidance has not had a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, now included in FASB ASC 820, “Fair Value Measurements and Disclosures”, which provides additional guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased. This guidance emphasizes that even if there has been a significant decrease in the volume and level of market activity for the asset or liability and regardless of the valuation techniques used, the objective of a fair value measurement remains the same. In addition, the statement provides guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, or Accounting Standards Update 2009-01 now included in FASB ASC 105, “Generally Accepted Accounting Principles”. This guidance establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. This guidance explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants and is effective for the Company’s current reporting period. The Company has updated its financial statement disclosures to reflect the adoption of this standard.

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

The Company may also enter into master development agreements (“MDAs”) with developers that grant limited exclusive development rights and preferential franchise agreement terms for one-time, non-refundable fees. When these fees are not contingent upon the number of agreements executed under the MDA, the Company recognizes these up-front fees over the MDAs’ contractual life. Fees that are contingent upon the execution of franchise agreements under the MDA are recognized upon execution of the franchise agreement.

Royalty fees, which are typically based on a percentage of gross room revenues of each franchisee, are recorded when earned and receivable from the franchisee. An estimate of uncollectible royalty fees is charged to bad debt expense and included in selling, general and administrative (“SG&A”) expenses in the accompanying consolidated statements of income.

The Company generates procurement services revenues from qualified vendors. Procurement services revenues are generally earned based on the level of goods or services purchased from qualified vendors by hotel franchise owners and hotel guests who stay in the Company’s franchised hotels. The Company recognizes procurement services revenues when the services are performed or the product is delivered, evidence of an arrangement exists, the fee is fixed and determinable and collectability is probable. The Company defers the recognition of procurement services’ revenues related to upfront fees. Such upfront fees are generally recognized over a period corresponding to the Company’s estimate of the life of the arrangement.

Marketing and Reservation Revenues and Expenses

The Company’s franchise agreements require the payment of certain marketing and reservation system fees, which are used exclusively by the Company for expenses associated with providing franchise services such as national marketing, media advertising, central reservation systems and technology services. The Company is contractually obligated to expend the marketing and reservation system fees it collects from franchisees in accordance with the franchise agreements; as such, no income or loss to the Company is generated. In accordance with the franchise agreements, the Company includes in marketing and reservation expenses an allocation of costs for certain activities, such as human resources, facilities, legal, accounting, etc., required to carry out marketing and reservation activities.

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

Reservation fees and marketing fees not expended in the current year are carried over to the next fiscal year and expended in accordance with the franchise agreements. Shortfall amounts are similarly recovered in

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subsequent years. Cumulative excess or shortfall amounts from the operation of these programs are recorded as a marketing or reservation fee payable or receivable. Under the terms of the franchise agreements, the Company may advance capital as necessary for marketing and reservation activities and recover such advances through future fees. The Company’s current assessment is that the credit risk associated with the marketing and reservation fees receivable is partially mitigated due to the contractual right to recover these amounts from a large geographically dispersed group of franchisees. However, our ability to recover these receivables may be adversely impacted by certain factors, including, among others, declines in the ability of our franchisees to generate revenues at properties they franchise from us, lower than expected franchise system growth of certain brands and/or lower than expected international franchise system growth. An extended period of occupancy or room rate declines or a decline in the number of hotel rooms in our franchise system could result in the generation of insufficient funds to recover marketing and reservation advances as well as meet the ongoing marketing and reservation needs of the overall system.

Choice Privileges is the Company’s frequent guest incentive marketing program. Choice Privileges enables members to earn points based on their spending levels with our franchisees and, to a lesser degree, through participation in affiliated partners’ programs, such as those offered by credit card companies. The points, which the Company accumulates and tracks on the members’ behalf, may be redeemed for free accommodations or other benefits.

The Company provides Choice Privileges as a marketing program to franchised hotels and collects a percentage of program members’ room revenue from franchises to operate the program. Revenues are deferred in an amount equal to the estimated fair value of the future redemption obligation. A third-party actuary estimates the eventual redemption rates and point values using various actuarial methods. These judgmental factors determine the required liability attributable to outstanding points. Upon redemption of points, the Company recognizes the previously deferred revenue as well as the corresponding expense relating to the cost of the awards redeemed. Revenues in excess of the estimated future redemption obligation are recognized when earned to reimburse the Company for costs incurred to operate the program, including administrative costs, marketing, promotion, and performing member services. Costs to operate the program, excluding estimated redemption values, are expensed when incurred.

Accounts Receivable and Credit Risk

Accounts receivable consist primarily of franchise and related fees due from hotel franchises and are recorded at the invoiced amount. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable. The Company determines the allowance considering historical write-off experience and a review of aged receivable balances. However, the Company considers its credit risk associated with trade receivables and the receivable for marketing and reservation fees to be partially mitigated due to the dispersion of these receivables across a large number of geographically diverse franchisees.

The Company records bad debt expense in selling, general and administrative (“SG&A”) expenses and marketing and reservation expenses in the accompanying consolidated statements of income based on its assessment of the ultimate realizability of receivables considering historical collection experience and the economic environment. When the Company determines that an account is not collectible, the account is written-off to the associated allowance for doubtful accounts.

Advertising Costs

The Company expenses advertising costs as the advertising occurs. Advertising expense was $81.3 million, $100.5 million and $91.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. Prepaid

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

advertising at December 31, 2009 and 2008 totaled $0.2 million and $3.8 million, respectively, and is included within other current assets in the accompanying consolidated balance sheets. The Company includes advertising costs primarily in marketing and reservation expenses on the accompanying consolidated statements of income.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2009 and 2008, $6.4 million and $7.6 million, respectively, of book overdrafts representing outstanding checks in excess of funds on deposit are included in accounts payable in the accompanying consolidated balance sheets.

The Company maintains cash balances in domestic banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation. In addition, the Company also maintains cash balances in international banks which do not provide deposit insurance.

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

Assets Held for Sale

The Company considers property to be assets held for sale when all of the following criteria are met:

•	Management commits to a plan to sell a property;

•	It is unlikely that the disposal plan will be significantly modified or discontinued;

•	The property is available for immediate sale in its present condition;

•	Actions required to complete the sale of the property have been initiated;

•	Sale of the property is probable and the Company expects the completed sale will occur within one year; and

•	The property is actively being marketed for sale at a price that is reasonable given its current market value.

Upon designation as an asset held for sale, the Company records the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and ceases recording depreciation.

Impairment Policy

The Company evaluates the potential impairment of property and equipment and other long-lived assets, including franchise rights and other definite-lived intangibles, on an annual basis or whenever an event or other circumstances indicates that the Company may not be able to recover the carrying value of the asset.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recoverability is measured based on net, undiscounted expected cash flows. Assets are considered to be impaired if the net, undiscounted expected cash flows are less than the carrying amount of the assets. Impairment charges are recorded based upon the difference between the carrying value and the fair value of the asset. During the year ended December 31, 2009, the Company recorded an impairment charge related to leasehold improvements for office space that was subleased. The Company determined the fair value of these impaired assets based on the present value of the corresponding sublease payments related to the use of the leasehold improvements. As a result, the Company recognized a $0.5 million charge in SG&A expense which represented the difference between the estimated fair value of the leasehold improvements and their carrying value. Significant management judgment is involved in developing these projections, and they include inherent uncertainties. If different projections had been used in the current period, the balances for non-current assets could have been materially impacted. Furthermore, if management uses different projections or if different conditions occur in future periods, future-operating results could be materially impacted. The Company did not record any impairment on long-lived assets during the years ended December 31, 2008 or 2007.

The Company evaluates the impairment of goodwill and trademarks with indefinite lives on an annual basis, or during the year if an event or other circumstance indicates that the Company may not be able to recover the carrying amount of the asset. Since the Company has one reporting unit, the fair value of the Company’s net assets is used to determine if goodwill may be impaired. Indefinite life trademarks are considered to be impaired if the net, undiscounted expected cash flows associated with the trademark are less than their carrying amount. Based on assessments performed, the Company did not record any impairment of goodwill or trademarks with indefinite lives during the three years ended December 31, 2009.

The Company evaluates the collectability of notes receivable on a periodic basis. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. The Company reviews outstanding notes receivable on a periodic basis to ensure that each is fully collectible. The Company measures loan impairment based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or the estimated fair value of the collateral. For impaired loans, the Company establishes a specific impairment reserve for the difference between the recorded investment in the loan and the present value of the expected future cash flows or the estimated fair value of the collateral. The Company applies its loan impairment policy individually to all loans in the portfolio and does not aggregate loans for the purpose of applying such policy. The Company records bad debt expense in SG&A expenses in the accompanying consolidated statements of income. For impaired loans, the Company recognizes interest income on a cash basis. See Note 3 Notes Receivable for additional information.

Deferred Financing Costs

Debt financing costs are deferred and amortized, using the effective interest method, over the term of the related debt. As of December 31, 2009 and 2008, unamortized deferred financing costs were $0.3 million and $0.6 million, respectively, and are included in other non-current assets in the accompanying consolidated balance sheets.

Sales Taxes

The Company presents taxes collected from customers and remitted to governmental authorities on a net basis and therefore they are excluded from revenues in the consolidated financial statements.

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

Foreign Operations

The U.S. dollar is the functional currency of the consolidated entities operating in the United States. The functional currency for the consolidated entities operating outside of the United States is generally the currency of the primary economic environment in which the entity primarily generates and expends cash. The Company translates the financial statements of consolidated entities whose functional currency is not the U.S. dollar into U.S. dollars. The Company translates assets and liabilities at the exchange rate in effect as of the financial statement date and translates income statement accounts using the weighted average exchange rate for the period. The Company includes translation adjustments from foreign exchange and the effect of exchange rate changes on intercompany transactions of a long-term investment nature as a separate component of shareholders’ equity. The Company reports realized gains and losses from foreign currency transactions in SG&A expenses and those amounted to a $0.1 million gain in 2009, $1.0 million loss in 2008 and a $0.2 million gain in 2007.

2.    Other Current Assets

Other current assets consist of the following at:

	December 31, 2009	December 31, 2008
	(In thousands)
Prepaid expenses	$7,014	$10,557
Notes receivable (See Note 3)	2,378	2,219
Other current assets	722	215

Total	$10,114	$12,991

3.    Notes Receivable

	December 31,
	2009	2008
	(In thousands)
Forgivable notes receivable	$7,432	$8,016
Mezzanine and other notes receivables	12,345	12,105

	19,777	20,121
Loan reserves	(9,531)	(9,564)

Total	$10,246	$10,557

Current portion, net	$2,378	$2,219
Long-term portion, net	7,868	8,338

Total	$10,246	$10,557

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company classifies notes receivable due within one year as other current assets and notes receivable with a maturity greater than one year as other assets in the Company’s consolidated balance sheets.

Forgivable Notes Receivable

From time to time, the Company provides financing to franchisees for property improvements and other purposes in the form of forgivable promissory notes. The terms of the notes range from 3 to 10 years, bearing market interest rates, and are forgiven and amortized over that time period if the franchisee remains in the system in good standing. As of December 31, 2009 and 2008, the unamortized balance of these notes totaled $7.4 million and $8.0 million, respectively. The Company recorded an allowance for credit losses on these forgivable notes receivable of $0.7 million and $0.8 million at December 31, 2009 and 2008, respectively. Amortization expense included in the accompanying consolidated statements of income related to the notes was $2.0 million, $1.8 million and $1.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009, the Company had commitments to extend an additional $5.1 million in forgivable notes receivable provided certain commitments are met by its franchisees.

Mezzanine and Other Notes Receivable

The Company has provided financing to franchisees in support of the development of Cambria Suites properties. These notes include non-interest bearing receivables as well as notes bearing market interest and are due upon maturity. Non-interest bearing notes receivable were recorded net of their unamortized discounts totaling $0.02 million at December 31, 2008. All discounts were fully amortized at December 31, 2009. Interest income associated with these notes receivable is reflected in the accompanying consolidated statements of income under the caption interest and other investment (income) loss. The Company does not accrue interest on notes receivable that are impaired. At December 31, 2009, notes receivable advanced totaled $12.3 million of which $10.8 million was determined to be impaired at December 31, 2009. The Company has recorded an $8.6 million allowance for credit losses on these impaired loans at both December 31, 2009 and 2008. In addition, at December 31, 2009 and 2008, the Company had provided loan reserves on non-impaired loans totaling $0.2 million and $0.1 million, respectively. The Company records bad debt expense in SG&A expenses in the accompanying consolidated statements of income.

4.    Property and Equipment

The components of property and equipment are:

	December 31,
	2009	2008
	(In thousands)
Land and land improvements	$2,581	$2,581
Facilities in progress and software under development	2,741	2,047
Computer equipment and software	102,967	98,388
Buildings and improvements	41,509	39,843
Furniture, fixtures and equipment	12,782	12,448

	162,580	155,307
Less: Accumulated depreciation and amortization	(118,953)	(110,016)

Property and equipment, at cost, net	$43,627	$45,291

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As facilities in progress are completed and placed in service, they are transferred to appropriate property and equipment categories and depreciation begins. Depreciation expense, excluding amounts attributable to marketing and reservation activities, for the years ended December 31, 2009, 2008 and 2007 was $2.8 million, $2.8 million and $3.0 million, respectively. Depreciation has been computed for financial reporting purposes using the straight-line method. A summary of the ranges of estimated useful lives upon which depreciation rates are based follows:

Computer equipment and software	3-5 years
Buildings and improvements	3-40 years
Furniture, fixtures and equipment	3-15 years

5.    Goodwill, Franchise Rights and Other Intangibles

Goodwill relates to (i) the purchase price of a minority interest in the Company for consideration in excess of the recorded minority interest and (ii) the acquisition of 100% of the stock of Suburban Franchise Holding Company, Inc. and its wholly-owned subsidiary, Suburban Franchise Systems, Inc. (“Suburban Transaction”).

The components of goodwill are as follows:

	December 31,
	2009	2008
	(In thousands)
Minority interest	$60,620	$60,620
Suburban Transaction	5,193	5,193

Total	$65,813	$65,813

The Company is not required to amortize goodwill.

Franchise rights totaling $20.6 million and $23.8 million at December 31, 2009 and 2008, respectively, represent the unamortized purchase price assigned to acquire long-term franchise contracts. As of December 31, 2009 and 2008, the unamortized balance relates primarily to the Econo Lodge, Suburban Extended Stay Hotel and Choice Hotels Australasia franchise rights. The franchise rights are being amortized over lives ranging from 5 to 17 years. Amortization expense for the years ended December 31, 2009, 2008 and 2007 amounted to $3.8 million, $3.8 million and $4.0 million, respectively. Franchise rights are net of accumulated amortization of $61.9 million and $57.1 million at December 31, 2009 and 2008, respectively.

The estimated annual amortization expense related to the Company’s franchise rights for each of the years ending December 31, 2010 through 2014 is as follows:

Year	(In millions)
2010	$4.1
2011	3.4
2012	3.4
2013	3.4
2014	3.2

Franchise rights and other identifiable intangible assets include approximately $3.9 million of unamortized intangible assets related to trademarks at both December 31, 2009 and 2008. Trademarks acquired in the

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Suburban Transaction totaling approximately $1.0 million have an indefinite life and therefore, no amounts have been amortized. The costs of registering and renewing existing trademarks are being amortized over ten years. Amortization expense for the years ended December 31, 2009, 2008 and 2007 amounted to $0.6 million, $0.6 million and $0.5 million, respectively. Trademarks are net of accumulated amortization of $6.0 million and $5.4 million at December 31, 2009 and 2008, respectively.

The estimated annual amortization expense related to the Company’s trademarks for each of the years ending December 31, 2010 through 2014 is as follows:

Year	(In millions)
2010	$0.6
2011	0.5
2012	0.4
2013	0.4
2014	0.3

6.    Receivable-Marketing and Reservation Fees

The Company’s franchise agreements require the payment of franchise fees, which include marketing and reservation fees. The Company is obligated to use the marketing and reservation fees it collects from the current franchisees comprising its various hotel brands to provide marketing and reservation services appropriate to support the operation of the overall system. In discharging its obligation to provide sufficient and appropriate marketing and reservation services, the Company has the right to expend funds in an amount reasonably necessary to ensure the provision of such services, whether or not such amount is currently available to the Company for reimbursement. The franchise agreements provide the Company the right to advance monies to the franchise system when the needs of the system surpass the balances currently available. As a result, expenditures by the Company in support of marketing and reservation services in excess of available revenues are recorded as a receivable in the Company’s financial statements. Conversely, cumulative reservation and marketing fees not expended are recorded as a payable in the financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements.

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

The marketing fees receivable at December 31, 2009 and 2008 was $19.2 million and $13.5 million, respectively from cumulative marketing expenses incurred in excess of cumulative marketing fees earned. As of December 31, 2009, the reservation fees receivable related to cumulative reservation expenses incurred in excess of cumulative reservation fees earned was $14.7 million. As of December 31, 2008, cumulative reservation fees collected exceeded expenses by $2.2 million and the excess was reflected as a long-term liability in the accompanying consolidated balance sheets. Depreciation and amortization expense attributable to marketing and reservation activities for the years ended December 31, 2009, 2008 and 2007 was $10.3 million, $8.8 million and $8.3 million, respectively. Interest expense attributable to reservation activities was $0.3 million, $0.2 million and $0.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Other Assets

Other assets consist of the following at:

	December 31,
	2009	2008
	(In thousands)
Notes receivable (See Note 3)	$7,868	$8,338
Equity method investments	339	328
Other assets	1,023	1,260

Total	$9,230	$9,926

8.    Transactions with Sunburst

Effective October 15, 1997, Choice Hotels International, Inc. which included both a franchising business and owned hotel business, separated the businesses via a spin-off into two companies: Sunburst Hospitality Corporation (referred to hereafter as “Sunburst”) and the Company. Subsequent to the spin-off, the Company’s largest shareholder retained significant ownership percentages in both Sunburst and the Company. As part of the spin-off, Sunburst and the Company entered into a strategic alliance agreement. Among other things, the strategic alliance agreement, as amended, provided for the determination of liquidated damages related to the termination of Choice branded Sunburst properties. The liquidated damage provisions extend through the life of the existing Sunburst franchise agreements. As of December 31, 2009, Sunburst operates 25 hotels under franchise with the Company.

Total franchise fees, including royalty, marketing and reservation fees, paid by Sunburst to the Company, included in the accompanying consolidated financial statements were $4.5 million, $5.4 million and $5.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009 and 2008, accounts receivable included $0.3 million and $0.4 million due from Sunburst, respectively.

9.    Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2009	2008
	(In thousands)
Accrued compensation and benefits	$20,829	$20,029
Dividends payable	10,953	11,168
Termination benefits	3,604	4,945
Accrued interest	109	681
Other liabilities and contingencies	1,579	1,426

Total	$37,074	$38,249

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Deferred Revenue

Deferred revenue consists of the following:

	December 31,
	2009	2008
	(In thousands)
Loyalty programs	$47,832	$42,927
Initial, relicensing and franchise fees	2,160	3,119
Procurement services fees	884	958
Other	889	—

Total	$51,765	$47,004

11.    Long-Term Debt

Debt consists of the following at:

	December 31,
	2009	2008
	(In thousands)
$350 million senior unsecured revolving credit facility with an effective interest rate of 0.65% and 2.38% at December 31, 2009 and 2008, respectively	$277,700	$284,400

Total debt	$277,700	$284,400
Less current portion	—	—

Total long-term debt	$277,700	$284,400

Scheduled principal maturities of debt as of December 31, 2009 were as follows:

Year	(In thousands)
2010	$—
2011	277,700

Total	$277,700

On June 16, 2006, the Company entered into a $350 million senior unsecured revolving credit agreement (the “Revolver”), with a syndicate of lenders. The Revolver allows the Company to borrow, repay and reborrow revolving loans up to $350 million (which includes swingline loans for up to $20 million and standby letters of credit up to $30 million) until the scheduled maturity date of June 16, 2011. The Company has the ability to request an increase in available borrowings under the Revolver by an additional amount of up to $150 million by obtaining the agreement of the existing lenders to increase their lending commitments or by adding additional lenders. The rate of interest generally applicable for revolving loans under the Revolver are, at the Company’s option, equal to either (i) the greater of the prime rate or the federal funds effective rate plus 50 basis points, or (ii) an adjusted LIBOR rate plus a margin between 22 and 70 basis points based on the Company’s credit rating. The Revolver requires the Company to pay a quarterly facility fee, based upon the credit rating of the Company, at a rate between 8 and 17 1/2 basis points, on the full amount of the commitment (regardless of usage). The Revolver also requires the payment of a quarterly usage fee, based upon the credit rating of the Company, at a rate between 10 and 12 1/2 basis points, on the amount outstanding under the commitment, excluding swingline loans, at all times when the amount borrowed under the Revolver exceeds 50% of the total commitment. The

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revolver includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage. At December 31, 2009, the Company was in compliance with all covenants under the Revolver. The Revolver also restricts the Company’s ability to make certain investments, incur certain debt, and dispose of assets, among other restrictions.

The Company has a line of credit with a bank through August 31, 2010 providing up to an aggregate of $5 million of borrowings, which is due upon demand. Borrowings under the line of credit bear interest at the lender’s sole option at either of the following rates (i) prime rate or (ii) LIBOR rate plus 0.80% per annum; due monthly and upon demand for final payment. As of December 31, 2009 and 2008, no amounts were outstanding pursuant to this line of credit.

12.    Other Non-Current Liabilities

Other non-current liabilities consist of the following at:

	December 31,
	2009	2008
	(In thousands)
Income tax contingencies	$5,057	$6,872
Termination benefits	1,936	2,030
Deferred revenue	1,014	996
Deferred rental expenses	1,592	624
Reservation fees collected in excess of expenditures	—	2,233
Other liabilities	188	205

Total	$9,787	$12,960

Tax contingency accruals have been recorded for potential exposures involving tax positions that could be challenged by taxing authorities.

13.    Foreign Operations

The Company conducts its international franchise operations through a combination of direct franchising and master franchising relationships. Master franchising relationships allow the use of the Company’s brands by third parties in foreign countries. Direct franchising operations are primarily conducted through wholly-owned subsidiaries. The Company has also made equity investments in certain non-domestic lodging franchise companies that conduct franchise operations for the Company’s brands under master franchise relationships. Revenues generated by foreign operations, including royalty, marketing and reservations fees, for the years ended December 31, 2009, 2008 and 2007 were $41.6 million, $49.9 million, and $43.1 million respectively. Net income, including equity in the income of equity method investments, attributable to the Company’s foreign operations was $9.4 million, $13.9 million, and $12.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Choice Hotels Franchise GmbH

Choice Hotels Franchise GmbH (“CHG”), a wholly-owned subsidiary, conducts franchising operations in the central European countries of Austria, Germany, Italy, the Czech Republic, and portions of Switzerland. During 2009, 2008 and 2007, the Company recognized in the accompanying consolidated statements of income, revenues of $2.4 million, $2.5 million and $2.6 million, respectively, including royalty, marketing and reservation system fees and other revenues from CHG.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Choice Hotels France SAS

Choice Hotels France SAS (“CHF”), a wholly-owned subsidiary, conducts franchising operations in the European countries of France, Belgium, Portugal, Spain and portions of Switzerland. During 2009, 2008 and 2007, the Company recognized in the accompanying consolidated statements of income, revenues of $6.1 million, $7.2 million and $6.3 million, respectively, including royalty, marketing and reservation system fees and other revenues from CHF.

Choice Hotels Licensing Co. B.V.

On January 31, 2008, the Company terminated the master franchise agreement with Real Hotel Company PLC (“RHC”) related to RHC’s franchised hotels under the Choice brands in the United Kingdom. In conjunction with the termination of the master franchise agreement, the Company’s wholly-owned subsidiary, Choice Hotels Licensing Co. B.V. (“CHL”) acquired RHC’s franchise contracts under the master franchise agreement and commenced direct franchising operations in the United Kingdom. During 2009 and 2008, the Company recognized in the accompanying statements of income, revenues of $3.0 million and $6.2 million, respectively, including royalty, marketing and reservation system fees and other revenues from CHL related to the United Kingdom.

Choice Hotels Australasia

Choice Hotels Australasia Pty. Ltd. (“CHA”), a wholly-owned subsidiary, conducts direct franchising operations in Australia, American Samoa, New Caledonia, Fiji, New Zealand and Papua New Guinea. During 2009, 2008 and 2007, the Company recognized in the accompanying consolidated statements of income, revenues of $8.7 million, $10.3 million and $10.2 million, respectively, including royalty, marketing and reservation system fees and other revenues from CHA.

Choice Hotels Canada, Inc.

The Company has a 50% interest in Choice Hotels Canada, Inc. (“CHC”), a joint venture with a third party. During 2009, 2008 and 2007, the Company recorded $1.1 million, $1.4 million and $1.2 million, respectively, based on CHC’s results for the twelve months ended November 30, 2009, 2008 and 2007 of equity method income related to this investment in the accompanying consolidated statements of income. The Company received dividends from CHC of $1.2 million, $1.3 million and $1.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. During 2009, 2008 and 2007, the Company recognized in the accompanying consolidated statements of income, revenues of $10.6 million, $12.6 million and $12.1 million, respectively, including royalty, marketing and reservation system fees and other revenues from CHC.

14.    Pension Plan

The Company sponsors an unfunded non-qualified defined benefit plan (“SERP”) for certain senior executives. The Company accounts for the SERP in accordance with applicable guidance which requires the Company to (a) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. The plan assets and benefit obligations are measured as of the Company’s fiscal year end. No assets are held with respect to the SERP, therefore benefits are funded as paid to participants.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2009, 2008 and 2007, the Company recorded $2.4 million, $1.8 million and $1.3 million, respectively for the expenses related to the SERP which are included in SG&A expense in the accompanying consolidated statements of income.

Expected benefit payments at December 31, 2009 for the next five years and the five years thereafter are as follows:

Year	(In thousands)
2010	$414
2011	413
2012	411
2013	410
2014	409
5 years thereafter	2,076

The following table presents the components of net periodic benefit costs for the three years ended December 31, 2009.

	Years ended December 31,
	2009	2008	2007
	(In thousands)
Components of net periodic pension cost:
Service cost	$404	$579	$523
Interest cost	591	480	379
Amortization
Prior service cost	230	41	43
Loss	—	109	58

	1,225	1,209	1,003
Special termination benefits	—	549	—
Curtailment	1,209	—	248

Net periodic pension cost	$2,434	$1,758	$1,251

Weighted average assumptions:
Discount rate	6.00%	6.25%	6.00%
Average compensation increase	—	4.50%	4.50%

Curtailment

During the fourth quarter of 2009, the Company amended the terms of the SERP to freeze participant benefits effective December 31, 2009. The amendment of the plan terms constituted a significant event and required the Company to recognize a curtailment loss as part of its 2009 net periodic pension cost. The curtailment loss was equal to unrecognized prior service costs for all employees which totaled approximately $2.3 million. The curtailment loss was partially offset by a $1.1 million gain related to the elimination of future participant salary increases for vested participants as well as the removal of liabilities for non-vested participants. These items resulted in a net curtailment loss of $1.2 million for the year ended December 31, 2009.

During the first quarter of 2007, the Company recognized a curtailment loss due to the termination of certain senior executive officers from the Company. The curtailment loss was equal to the unrecognized prior service costs attributed to these employees’ expected aggregate future services which totaled approximately $0.2 million.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Special Termination Benefits

During the fourth quarter of 2008, the Company recognized approximately $0.5 million in connection with special termination benefits provided to a senior executive officer upon retirement from the Company. As a result, the Company recognized a liability and a loss equal to the present value of the additional benefits to be received by the retiring employee.

The following is a reconciliation of the changes in the projected benefit obligation for the years ended December 31, 2009 and 2008:

	December 31,
	2009	2008
	(In thousands)
Projected benefit obligation, beginning of year	$9,684	$7,671
Service cost	404	579
Interest cost	591	480
Plan amendments	222	1,728
Plan curtailment	(1,064)	—
Remeasurement	—	549
Actuarial gain	(263)	(1,323)
Benefit payments	(398)	—

Projected benefit obligation, end of year	$9,176	$9,684

The amounts in accumulated other comprehensive income (loss) that have not yet been recognized as components of net periodic benefit costs at December 31, 2009 are as follows:

(In thousands)
Transition asset (obligation)	$—
Prior service cost	—
Accumulated gain	93

Total	$93

The net periodic pension costs for the year ended December 31, 2010 are projected to decline from prior years due to the amendment of the SERP which froze participant benefits. As a result of freezing the benefits, future service cost and unrecognized prior service cost amortizations have been eliminated. The components of projected net periodic pension cost for the year ended December 31, 2010 are as follows:

(In thousands)
Service cost	$—
Interest cost	538
Amortization
Prior service cost	—
(Gain)/Loss	—

Net periodic pension cost	$538

The SERP projected benefit obligation was included as a liability in the current and long-term deferred compensation and retirement plan obligations in the accompanying consolidated balance sheets totaling $9.2 million and $9.7 million at December 31, 2009 and 2008, respectively. The accumulated benefit obligation at December 31, 2009 and 2008 was $9.2 million and $8.2 million, respectively.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan (“EDCP”) which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust. A participant may elect an investment return of either the annual yield of the Moody’s Average Corporate Bond Rate Yield Index plus 300 basis points, or a return based on a selection of available diversified investment options. Effective January 1, 2010, the Moody’s Average Corporate Bond Rate Yield Index plus 300 basis points is no longer an investment option for salary deferrals made on compensation earned after December 31, 2009. As of December 31, 2009 and 2008, the Company recorded a deferred compensation liability of $17.6 million and $20.2 million, respectively related to these deferrals and credited investment returns. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. Compensation expense recorded in SG&A for the years ended December 31, 2009, 2008 and 2007 were $1.1 million, $1.1 million and $1.6 million, respectively.

The Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that partially offset the earnings credited to the participants. The diversified investments held in the trusts totaled $10.9 million and $15.7 million as of December 31, 2009 and 2008, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other income and expenses, net in the accompanying statements of income. The Company recorded investment gains (losses) during the years ended December 31, 2009, 2008 and 2007 of $3.7 million, ($6.0) million and $0.6 million, respectively.

In 1997, the Company adopted the Choice Hotels International, Inc. Nonqualified Retirement Savings and Investment Plan (“Non-Qualified Plan”). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. As of December 31, 2009 and 2008, the Company had recorded a deferred compensation liability of $11.0 million and $10.5 million, respectively related to these deferrals. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. The net increase (decrease) in compensation expense recorded in SG&A for the years ended December 31, 2009, 2008 and 2007 were $1.9 million, ($3.3) million and ($0.8) million, respectively.

The diversified investments held in the trusts were $10.1 million and $9.6 million as of December 31, 2009 and 2008, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other income and expenses, net in the accompanying statements of income. The Company recorded investment gains (losses) during the years ended December 31, 2009, 2008 and 2007 of $1.9 million, ($3.1) million and ($0.3) million, respectively. In addition, the Non-Qualified Plan held shares of the Company’s common stock with a market value of $0.9 million at both December 31, 2009 and 2008.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Fair Value Measurements

The Company estimates the fair value of its financial instruments utilizing a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The following summarizes the three levels of inputs, as well as the assets that the Company values using those levels of inputs.

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

	Fair Value Measurements at Reporting Date Using
	December 31, 2009	Level 1	Level 2	Level 3
Assets (in thousands)
Investments, employee benefits plans, at a fair value	$20,931	$18,505	$2,426	$—

Total Assets	$20,931	$18,505	$2,426	$—

17.    401(k) Retirement Plan

The Company sponsors a 401(k) retirement plan for all eligible employees. For the years ended December 31, 2009, 2008 and 2007, the Company recorded compensation expense of $3.7 million, $4.0 million and $3.7 million, respectively, representing matching contributions for plan participants. In accordance with the safe harbor matching provisions of the plan, the Company matches plan participant contributions in cash as bi-weekly deductions are made.

18.    Income Taxes

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

The Company does not provide additional United States income taxes on undistributed earnings of consolidated foreign subsidiaries included in retained earnings. Currently it is not practical for the Company to calculate the deferred tax related to the outside basis differences. Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. The Company’s intent is for such earnings to be reinvested by the subsidiaries.

Tax savings resulting from deductions greater than compensation cost reflected in net income, if any, for stock-based employee compensation is credited directly to additional paid in capital when realization of such benefit is fully assured.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income before income taxes was derived from the following:

	Years ended December 31,
	2009	2008	2007
	(In thousands)
Income before income taxes:
Domestic operations	$135,927	$144,356	$158,573
Foreign operations	14,707	12,962	15,313

Income before income taxes	$150,634	$157,318	$173,886

The provisions for income taxes were as follows:

	Years ended December 31,
	2009	2008	2007
	(In thousands)
Current tax expense
Federal	$41,833	$49,885	$62,962
State	3,436	2,895	6,301
Foreign	1,571	1,444	1,488
Deferred tax (benefit) expense
Federal	5,452	3,476	(7,959)
State	85	(600)	(642)
Foreign	7	7	435

Income taxes	$52,384	$57,107	$62,585

Deferred tax assets were comprised of the following:

	December 31,
	2009	2008
	(In thousands)
Property, equipment and intangible assets	$(8,781)	$(10,945)

Gross deferred tax liabilities	(8,781)	(10,945)

Foreign operations	(215)	(115)
Accrued expenses	11,851	17,641
Accrued compensation	17,745	20,209
Other	1,523	1,756

Gross deferred tax assets	30,904	39,491

Net deferred tax asset	$22,123	$28,546

Included in the accompanying consolidated balance sheet as follows:

	December 31,
	2009	2008
	(In thousands)
Current net deferred tax assets	$7,980	$8,223
Non-current net deferred tax assets	14,143	20,323

Net deferred tax asset	$22,123	$28,546

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No provision has been made for U.S. federal income taxes on approximately $61.7 million of accumulated and undistributed earnings of foreign subsidiaries at December 31, 2009 since these earnings are considered to be permanently invested in foreign operations.

A reconciliation of the statutory rate to effective income tax rate included in the accompanying consolidated statements of income follows:

	Years ended December 31,
	2009	2008	2007
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.7%	1.4%	2.3%
Foreign income taxed at different rates	(2.4)%	(0.6)%	(2.0)%
Unrecognized tax benefits	(0.3)%	(0.3)%	(0.1)%
Other	0.8%	0.8%	0.8%

Effective income tax rates	34.8%	36.3%	36.0%

Effective January 1, 2007, the Company adopted the provisions for accounting for uncertainty in income taxes. As a result of the implementation, the Company increased its existing reserves for uncertain tax positions by $3.1 million with a corresponding net reduction to opening additional paid-in-capital and retained earnings. Accrued interest and penalties of $0.1 million were recorded against retained earnings as of January 1, 2007.

The Company had total unrecognized tax benefits of $4.2 million and $5.7 million as of December 31, 2009 and 2008, respectively, of which $2.5 million and $2.7 million would affect the consolidated statements of income if recognized. These unrecognized tax benefits relate principally to state tax positions and stock based compensation deductions. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the consolidated statements of income. During the year ended December 31, 2009, 2008 and 2007, the accrued interest and penalties recognized by the Company in the income statement is approximately $0.7 million, $0.7 million and $0.5 million, respectively. Accrued interest and penalties included in other liabilities on the Company’s consolidated balance sheet were $0.8 million and $1.2 million as of December 31, 2009 and 2008, respectively. The Company believes it is reasonably possible it will recognize tax benefits of up to $2.1 million within the next twelve months. This is due to the anticipated lapse of applicable statutes of limitations regarding state tax positions and stock-based compensation deductions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008	2007
	(In thousands)
Balance, January 1	$5,673	$6,723	$7,086
Additions for tax positions of the current year	667	842	1,253
Additions for tax positions of the prior year	—	—	—
Reductions for tax positions of prior years for:
Changes in judgment	(33)	(297)	—
Settlements during the period	—	—	—
Lapse of applicable statutes of limitations	(2,061)	(1,595)	(1,616)

Balance, December 31	$4,246	$5,673	$6,723

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The Company and its subsidiaries are subject to U.S. federal income tax as well as

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through and including 2005. Substantially all material state and local and foreign income tax matters have been concluded for years through and including 2005. U.S. federal income tax returns for 2006 through 2008 are currently open for examination.

The Company has estimated and accrued for certain tax assessments and the expected resolution of uncertain tax benefits which arise in the course of business. The ultimate outcome of these impact the determination of income tax expense and may not be resolved until several years after the related tax returns have been filed. Predicting the outcome of such tax assessments involves uncertainty and accordingly, actual results could differ from those estimates.

19.    Share-Based Compensation and Capital Stock

The Company recognizes compensation cost related to share-based payment transactions in the financial statements based on the fair value of the equity or liability instruments issued. Compensation expense related to the fair value of share-based awards is recognized over the requisite service period based on an estimate of those awards that will ultimately vest. The Company estimates the share-based compensation expense for awards that will ultimately vest upon inception of the grant and adjusts the estimate of share-based compensation for those awards with performance and/or service requirements that will not be satisfied so that compensation cost is recognized only for awards that ultimately vest.

The Company has calculated a pool of income tax benefits that are available to absorb future income tax shortfalls that can result from the exercise or maturity of stock awards. The Company has calculated its windfall pool under the short-cut method based on the actual income tax benefits received from exercises and maturities of stock awards granted after October 15, 1997.

The Company has stock compensation plans pursuant to which it is authorized to grant stock-based awards of up to 3.2 million shares of the Company’s common stock, of which 1.2 million shares remain available for grant as of December 31, 2009. The Company’s policy allows the issuance of new or treasury shares to satisfy stock-based awards. Restricted stock, stock options, stock appreciation rights and performance share awards may be granted to officers, key employees and non-employee directors with contractual terms set by the Compensation Committee of the Board of Directors.

Stock Options

The Company granted approximately 0.5 million, 0.6 million and 0.3 million options to certain employees of the Company at a fair value of approximately $4.0 million, $4.7 million and $2.9 million during the years ended December 31, 2009, 2008 and 2007, respectively. The stock options granted by the Company had an exercise price equal to the market price of the Company’s common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2009	2008	2007
Risk-free interest rate	1.82%	2.79%	4.67%
Expected volatility	39.71%	30.13%	32.00%
Expected life of stock option	4.4 years	4.4 years	4.5 years
Dividend yield	2.74%	2.00%	1.55%
Requisite service period	4 years	4 years	4 years
Contractual life	7 years	7 years	7 years
Weighted average fair value of options granted	$7.41	$8.11	$11.73

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The expected life of the options and volatility are based on the historical data and are not necessarily indicative of exercise patterns or actual volatility that may occur. Historical volatility is calculated based on a period that corresponds to the expected life of the stock option. The dividend yield and the risk-free rate of return are calculated on the grant date based on the then current dividend rate and the risk-free rate for the period corresponding to the expected life of the stock option. Compensation expense related to the fair value of these awards is recognized straight-line over the requisite service period based on those awards that ultimately vest.

The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2009 was $7.1 million and $4.6 million, respectively. The total intrinsic value of options exercised during the year ended December 31, 2009, 2008 and 2007 was $12.6 million, $19.3 million and $16.1 million, respectively.

The Company received $9.2 million, $9.0 million, and $5.7 million in proceeds from the exercise of 0.8 million, 0.9 million and 0.6 million employee stock options during the years ended December 31, 2009, 2008 and 2007, respectively.

The following table summarizes information about stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2009	Weighted Average Exercise Price
$ 0.00 to $ 9.75	27,443	0.5 years	$7.99	27,443	$7.99
$ 9.76 to $19.50	181,768	2.8 years	10.43	181,768	10.43
$19.51 to $29.25	526,696	6.1 years	26.97	—	—
$29.26 to $34.12	373,447	6.1 years	32.47	131,587	31.74
$34.13 to $39.00	334,603	5.2 years	35.59	104,900	35.95
$39.01 to $43.87	121,137	5.9 years	40.64	60,568	40.64
$43.88 to $48.75	93,750	5.0 years	48.73	70,311	48.73

	1,658,844	5.4 years	$30.05	576,577	$27.67

Restricted Stock

The following table is a summary of activity related to restricted stock grants to non-employee directors and key employees for the year ended December 31:

	2009	2008	2007
Restricted shares granted	262,128	283,148	157,467
Weighted average grant date fair value per share	$27.28	$33.49	$40.28
Aggregate grant date fair value ($000)	$7,150	$9,482	$6,343
Restricted shares forfeited	43,408	84,942	43,783
Vesting service period of shares granted	3-4 years	3-5 years	3-4 years
Grant date fair value of shares vested ($000)	$5,572	$6,514	$7,802

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

The following table is a summary of activity related to PVRSU grants during the year ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Performance vested restricted stock units granted at target	9,588	103,746	21,141
Weighted average grant date fair value per share	$26.88	$34.17	$40.75
Average aggregate grant date fair value ($000)	$258	$3,545	$862
Stock units forfeited	6,046	42,253	2,933
Grant date fair value of stock units vested ($000)	$963	—	—
Requisite service period	2 years	2-5 years	3 years

During the year ended December 31, 2009, PVRSU grants totaling 19,761 vested. These PVRSU grants were initially granted at a target of 14,638 units; however, since the Company exceeded targeted performance conditions contained in the stock awards granted in prior periods by 35%, an additional 5,123 shares were earned and issued. No PVRSU grants vested during the years ended December 31, 2008 and 2007.

A summary of stock-based award activity as of December 31, 2009, 2008 and 2007 and the changes during the years are presented below:

	2009
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2009	1,950,783	$24.03		482,236	$34.93	129,481	$37.00
Granted	537,006	27.02		262,128	27.28	9,588	26.88
Exercised/Vested	(764,612)	11.98		(161,615)	34.48	(19,761)	48.72
Performance-Based Leveraging*	—	—		—	—	5,123	48.72
Forfeited/Expired	(64,333)	37.13		(43,408)	30.79	(6,046)	39.95

Outstanding at December 31, 2009	1,658,844	$30.05	5.4 years	539,341	$31.68	118,385	$34.58

Options exercisable at December 31, 2009	576,577	$27.67	4.4 years

*	PVRSU grants outstanding at January 1, 2009 have been increased by 5,123 units due to the Company exceeding the targeted performance conditions contained in PVRSUs granted in prior periods during the year ended December 31, 2009.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2008
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2008	2,483,276	$17.46		485,560	$34.45	67,988	$44.57
Granted	580,725	33.97		283,148	33.49	103,746	34.17
Exercised/Vested	(924,937)	9.76		(201,530)	32.24	—	—
Forfeited/Expired	(188,281)	38.07		(84,942)	33.75	(42,253)	42.21

Outstanding at December 31, 2008	1,950,783	$24.03	4.1 years	482,236	$34.93	129,481	$37.00

Options exercisable at December 31, 2008	1,158,190	$15.92	3.0 years

	2007
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2007	2,860,159	$14.30		570,134	$29.81	49,780	$46.22
Granted	250,957	39.60		157,467	40.28	21,141	40.75
Exercised/Vested	(565,261)	10.18		(198,258)	26.08	—	—
Forfeited/Expired	(62,579)	27.92		(43,783)	32.85	(2,933)	45.05

Outstanding at December 31, 2007	2,483,276	$17.46	4.1 years	485,560	$34.45	67,988	$44.57

Options exercisable at December 31, 2007	1,708,527	$11.29	3.2 years

The components of the Company’s pretax stock-based compensation expense and associated income tax benefits are as follows for the years ended December 31:

(In millions)	2009	2008	2007
Stock options	$2.8	$3.4	$2.9
Restricted stock	6.4	6.8	5.5
Performance vested restricted stock units	(0.2)	0.6	0.9

Total	$9.0	$10.8	$9.3

Income tax benefits	$3.4	$4.0	$3.5

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2009, the Company revised its estimate of the projected achievement of various performance conditions that affect the number of PVRSUs that will ultimately vest. As a result, the previously recorded stock-based compensation costs related to these PVRSUs has been reduced by approximately $0.9 million.

In conjunction with the termination of certain Company officers, stock option and restricted stock compensation expense for the year ended December 31, 2009 included an additional $0.5 million and $0.2 million, respectively of expense related to the acceleration of award vesting conditions. In addition, in conjunction with the acceleration of the Company’s management succession plan in the second quarter of 2008, restricted stock and stock option compensation expense for the year ended December 31, 2008 includes $1.1 million and $0.8 million of additional stock compensation expense, respectively, due to the acceleration of award vesting conditions and modification of award terms for an executive officer.

Stock-based compensation expense on stock option and performance vested restricted stock units made to a retirement eligible executive officer during the years ended December 31, 2008 and 2007 was recognized upon issuance of the grants rather than over the awards’ vesting periods since the terms of these grants provide that the awards will vest upon retirement of the employee and the employee was retirement eligible. Compensation costs recognized in 2008 and 2007 related to the vesting of stock options upon retirement eligibility totaled $0.9 million in each year. Compensation costs recognized in 2008 and 2007 related to the vesting of performance vested restricted stock units upon retirement eligibility totaled $0.4 million and $0.6 million, respectively.

The total unrecognized compensation costs related to stock-based awards that have not yet vested and the related weighted average amortization period over which the costs are to be recognized as of December 31, 2009 are as follows:

	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Amortization Period
	(in millions)
Stock options	$5.3	2.7 years
Restricted stock	11.6	2.5 years
Performance vested restricted stock units	1.3	3.3 years

Total	$18.2

Stock Repurchase Program

The Company announced a stock repurchase program on June 25, 1998 to return excess capital to its shareholders. Treasury stock activity is recorded at cost in the accompanying consolidated financial statements. During 2009 and 2008, the Company repurchased 2.1 million and 2.2 million shares of its common stock under the repurchase program at a total cost of $57.4 million and $54.7 million, respectively. Through December 31, 2009, the Company repurchased 42.9 million shares of its common stock (including 33.0 million prior to the two-for-one stock split effected in October 2005) under the share repurchase program at a total cost of $1.0 billion.

During 2009, the Company redeemed 65,685 shares of common stock at a total cost of $1.7 million from employees to satisfy statutory minimum tax-withholding requirements from the vesting of restricted stock and PVRSU grants. During 2008, the Company redeemed 301,191 shares of common stock at a total cost of $9.0 million from employees to satisfy statutory minimum tax-withholding requirements from the vesting of restricted stock grants. These redemptions were outside the share repurchase program initiated in June 1998.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.    Comprehensive Income

The components of accumulated other comprehensive income (loss) is as follows:

	December 31,
	2009	2008	2007
	(In thousands)
Foreign currency translation adjustments	$275	$(1,938)	$1,699
Deferred gain on hedging activity	—	—	22
Changes in pension benefit obligation recognized in other comprehensive income (loss)	58	(1,534)	(1,375)

Total accumulated other comprehensive income (loss)	$333	$(3,472)	$346

Total other comprehensive income (loss) for years ended 2009, 2008 and 2007 is as follows:

	Amount Before Taxes	Income Tax (Expense)/ Benefit	Amount Net of Taxes
2009
Foreign currency translation adjustment, net	$2,213	$—	$2,213
Amortization of pension related costs
Prior service costs	230	(86)	144
Actuarial pension gain	263	(98)	165
Net pension curtailment and re-measurement	2,051	(768)	1,283

Total other comprehensive income	$4,757	$(952)	$3,805

2008
Foreign currency translation adjustment, net	$(3,637)	$—	$(3,637)
Amortization of pension related costs
Prior service costs	41	(15)	26
Actuarial loss	109	(41)	68
Actuarial pension gain	1,323	(494)	829
Pension re-measurement	(1,728)	646	(1,082)
Amortization of deferred gain on hedge	(35)	13	(22)

Total other comprehensive loss	$(3,927)	$109	$(3,818)

2007
Foreign currency translation adjustment, net	$682	$—	$682
Amortization of pension related costs
Prior service costs	43	(16)	27
Actuarial loss	58	(21)	37
Actuarial pension loss	(509)	190	(319)
Net pension curtailment and re-measurement	1,211	(453)	758
Amortization of deferred gain on hedge	(110)	43	(67)

Total other comprehensive income	$1,375	$(257)	$1,118

In December 1999, the Company entered into an interest rate swap agreement to fix certain of its variable rate debt in order to reduce the Company’s exposure to fluctuations in interest rates. On March 3, 2000, the interest rate swap agreement was settled resulting in a deferred gain. The unamortized gain was reclassified in

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2001 to other comprehensive income and was amortized over the original life of the related debt through 2008 as a reduction of interest expense. In 2008, the Company recorded approximately $22,000, net of taxes, of amortization related to this deferred gain. In 2007, the Company recorded approximately $67,000, net of taxes, of amortization related to this deferred gain.

21.    Earnings Per Share

The computation of basic and diluted earnings per common share is as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)
Computation of Basic Earnings Per Share:
Net income	$98,250	$100,211	$111,301
Income allocated to participating securities	(906)	(837)	(942)

Net income available to common shareholders	$97,344	$99,374	$110,359

Weighted average common shares outstanding—basic	59,514	61,853	64,213

Basic earnings per share	$1.64	$1.61	$1.72

Computation of Diluted Earnings Per Share:
Net income	$98,250	$100,211	$111,301
Income allocated to participating securities	(905)	(833)	(933)

Net income available to common shareholders	$97,345	$99,378	$110,368

Weighted average common shares outstanding—basic	59,514	61,853	64,213
Diluted effect of stock options and PVRSUs	156	620	1,005

Weighted average shares outstanding-diluted	59,670	62,473	65,218

Diluted earnings per share	$1.63	$1.59	$1.69

The Company’s unvested restricted shares contain rights to receive non-forfeitable dividends, and thus are participating securities requiring the two-class method of computing earnings per share (“EPS”). The calculation of EPS for common stock shown above excludes the income attributable to the unvested restricted share awards from the numerator and excludes the dilutive impact of those awards from the denominator.

At December 31, 2009 and 2008, the Company had 1.7 million and 2.0 million outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the period, unless the stock options would be anti-dilutive. For year ended December 31, 2009, the Company excluded 0.9 million of anti-dilutive stock options from the diluted earnings per share calculation. In addition, the Company excluded 1.1 million of anti-dilutive options from the computation for diluted earnings per share for the year ended December 31, 2008.

PVRSUs are also included in the diluted earnings per share calculation assuming the performance conditions have been met at the reporting date. However, at December 31, 2009 and 2008, PVRSUs totaling 102,844 and 111,739, respectively were excluded from the computation since the performance conditions had not been met at the reporting date.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles the number of shares used in the basic and diluted earnings per share disclosures contained in the consolidated statements of income:

	Year Ended December 31,
	2009	2008	2007
Weighted average common shares outstanding	59,514	61,853	64,213
Weighted average participating shares outstanding	554	521	548

Weighted average shares outstanding—basic	60,068	62,374	64,761
Effect of dilutive securities:
Employee stock options and PVRSUs	156	620	1,005

Weighted average shares outstanding—dilutive	60,224	62,994	65,766

22.    Leases

The Company enters into operating leases primarily for office space, office equipment and transportation vehicles. Minimum rents as defined in the Company’s lease agreements including rent escalations, rent holidays and rental concessions are recognized on the straight-line basis over the non-cancellable lease term. Payments made to or on behalf of the Company for leasehold improvement incentives are considered reductions in rental expense and are amortized on a straight-line basis over the non-cancellable lease term. Rental expense under non-cancelable operating leases was approximately $6.6 million, $6.0 million and $4.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. The Company received sublease rental income related to real estate leased to third-parties as well as computer equipment leased to franchisees totaling $0.2 million, $0.1 million and $0.6 million during the years ended December 31, 2009, 2008 and 2007, respectively. Future minimum lease payments are as follows:

	2010	2011	2012	2013	2014	Thereafter	Total
	(In thousands)
Minimum lease payments	$6,222	$6,820	$7,470	$4,992	$2,881	$14,765	$43,150
Minimum sublease rentals	(288)	(286)	(295)	(304)	(128)	—	(1,301)

	$5,934	$6,534	$7,175	$4,688	$2,753	$14,765	$41,849

During the year ended December 31, 2009, the Company recorded a $1.5 million charge to SG&A expense related to the sublease of a portion of its office space. The loss on the sublease of office space represents a $1.0 million charge resulting from the fair value of the Company’s operating lease rental payments exceeding the anticipated revenue from the operating sublease and a $0.5 million impairment charge related to the office leasehold improvements. The non-cancelable portion of the sublease payments related to this transaction is included in the table above.

In October 2009, the Company entered into a lease agreement for approximately 86,000 square feet of office space located in Phoenix, Arizona. The lease term is from May 1, 2010 to July 31, 2020. The lease will be classified as an operating lease and the annual minimum lease payments will be approximately $1.8 million and have been included in the table above.

23.    Reportable Segment Information

The Company has a single reportable segment encompassing its franchising business. Revenues from the franchising business include royalty fees, initial franchise and relicensing fees, marketing and reservation fees,

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table presents certain financial information for the Company’s franchising segment.

	Year Ended December 31, 2009
	Franchising	Corporate & Other	Elimination Adjustments	Consolidated
	(In thousands)
Revenues	$560,038	$4,140	—	$564,178
Operating income (loss)	193,383	(45,310)	—	148,073
Depreciation and amortization	11,386	7,296	(10,346)	8,336
Capital expenditures	8,885	2,250	—	11,135
Total assets	203,140	136,897	—	340,037

	Year Ended December 31, 2008
	Franchising	Corporate & Other	Elimination Adjustments	Consolidated
	(In thousands)
Revenues	$636,744	$4,936	—	$641,680
Operating income (loss)	220,802	(46,206)	—	174,596
Depreciation and amortization	9,748	7,277	(8,841)	8,184
Capital expenditures	10,053	2,558	—	12,611
Total assets	190,301	137,918	—	328,219

	Year Ended December 31, 2007
	Franchising	Corporate & Other	Elimination Adjustments	Consolidated
	(In thousands)
Revenues	$610,802	$4,692	—	$615,494
Operating income (loss)	225,536	(40,337)	—	185,199
Depreciation and amortization	9,713	7,243	(8,319)	8,637
Capital expenditures	7,578	4,385	—	11,963
Total assets	185,770	142,614	—	328,384

Long-lived assets related to international operations were $7.0 million, $5.3 million and $7.1 million as of December 31, 2009, 2008 and 2007, respectively. All other long-lived assets of the Company are associated with domestic activities.

24.    Commitments and Contingencies

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

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has guaranteed $1 million of a bank loan funding a franchisee’s construction of a Cambria Suites in Green Bay, Wisconsin. The Company’s guaranty expires in June 2010. The Company has received personal guarantees from several of the franchisee’s principal owners related to the repayment of any amounts the Company may be required to pay under this guaranty.

In June 2008, the Company guaranteed $1 million of a bank loan funding a franchisee’s construction of a Cambria Suites in Columbus, Ohio. The guaranty will terminate on the earlier of (i) the repayment of all outstanding obligations under the bank loan that it supports (the current initial loan term runs through June 2013), or (ii) when the franchisee achieves certain debt service coverage ratios outlined in the underlying bank loan agreement. The Company has received a pledge of an equity interest in the entity constructing the property as well as personal guarantees from several of the franchisee’s principal owners related to the repayment of any amounts the Company may be required to pay under this guaranty.

In July 2008, the Company guaranteed $1 million of a bank loan funding a franchisee’s construction of a Cambria Suites in Noblesville, Indiana. The guaranty will terminate on the earlier of (i) the repayment of all outstanding obligations under the bank loan that it supports (the current initial loan term runs through September 2011), or (ii) when the franchisee achieves certain debt service coverage ratios outlined in the underlying bank loan agreement. The Company has received a pledge of an equity interest in the entity constructing the property as well as personal guarantees from several of the franchisee’s principal owners related to the repayment of any amounts the Company may be required to pay under this guaranty.

The Company has made commitments to purchase various parcels of real estate to support the development of certain of its brands. Providing certain conditions are met by the seller, the Company expects to acquire these parcels of land for approximately $11.9 million during the year ended December 31, 2010.

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

25.    Fair Value of Financial Instruments

The balance sheet carrying amount of cash and cash equivalents, receivables and payables approximates fair value due to the short-term nature of these items. Long-term debt consists of bank loans and senior notes. Interest rates on the Company’s bank loans adjust frequently based on current market rates; accordingly, the carrying amount of the Company’s bank loans approximates fair value.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

26.    Related Party Transactions

The Company maintains a Master Aircraft Lease Agreement with LP_C, LLC (“LPC”), which is owned by family members of the Company’s largest shareholder. The agreement permits the Company to lease the aircraft owned by LPC. During 2009, the Company incurred $0.4 million pursuant to the lease agreement. For the year ended December 31, 2009, flight crew services have been excluded from this disclosure since the entity that provides these services to the Company ceased being a related party during the year ended December 31, 2008.

During 2008, the Company paid $0.2 million to lease the aircraft owned by LPC and $0.4 million for flight crew services to another entity owned or controlled by family members of the Company’s largest shareholder.

During the year ended December 31, 2009 and 2008, the Company received approximately $41,000 and $47,000, respectively from corporations owned or controlled by family members of the Company’s largest shareholder related to the lease of real property.

On October 30, 2007, the Company entered into a lease agreement commencing in January 2008 on behalf of a family member of the Company’s largest shareholder for 1,950 square feet of office space located in Chevy Chase, Maryland. The lease has a 5 year term with annual lease payments totaling approximately $72,000. The Company currently provides use of the entire leased space free of charge and reimburses the family member for the related taxes incurred related to the personal use of the office space. These payments total approximately $40,000 per year.

27.    Termination Charges

During the year ended December 31, 2009, the Company recorded a $5.4 million charge in SG&A and marketing and reservation expenses related to one-time termination benefits provided to employees separating from service with the Company. These expenses included $4.7 million of salary and benefits continuation and $0.7 million related to the acceleration of share-based compensation for terminated employees. At December 31, 2009, approximately $2.8 million of these salary and benefits continuation payments remain to be remitted.

During the year ended December 31, 2008, the Company recorded an $11.3 million charge in SG&A expenses and marketing and reservation expenses related to the acceleration of the Company’s management succession plan and termination benefits provided to employees separating from service with the Company. The expenses include salary and benefits continuation of $8.9 million, $1.1 million of accelerated share-based compensation, $0.8 million related to the modification of stock option award terms and SERP special termination benefits of $0.5 million. The Company has approximately $2.7 million of benefits remaining to be paid on termination benefits incurred during the year ended December 31, 2008

At December 31, 2009, approximately $5.5 million of termination benefits remained and were included in current and noncurrent liabilities in the Company’s consolidated financial statements. The Company expects $3.6 million of benefits to be paid within the next twelve months.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

28.    Selected Quarterly Financial Data—(Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2009
	(In thousands, except per share data)
Revenues	$114,158	$143,343	$165,976	$140,701	$564,178
Operating income	$27,755	$38,110	$48,125	$34,083	$148,073
Income before income taxes	$25,601	$40,243	$50,496	$34,294	$150,634
Net income	$16,308	$25,503	$32,808	$23,631	$98,250
Per basic share:
Net income	$0.27	$0.42	$0.55	$0.40	$1.64
Per diluted share:
Net income	$0.27	$0.42	$0.55	$0.40	$1.63

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2008
	(In thousands, except per share data)
Revenues	$128,855	$167,120	$191,211	$154,494	$641,680
Operating income	$34,052	$44,578	$61,869	$34,097	$174,596
Income before income taxes	$29,448	$42,227	$57,746	$27,897	$157,318
Net income	$18,577	$27,008	$35,915	$18,711	$100,211
Per basic share:
Net income	$0.30	$0.43	$0.57	$0.30	$1.61
Per diluted share:
Net income	$0.29	$0.43	$0.57	$0.30	$1.59

The matters which affect the comparability of the quarterly results include the following:

•	Seasonality: The Company’s revenues and operating income reflect the industry’s seasonality and as a result are lower in the first quarter and higher in the third quarter.

•	Investment income and losses: The Company’s net income reflects gains and losses related to the Company’s investments held in non-qualified retirement plans and are subject to market conditions.

•	Year Ended December 31, 2009 results:

•	Loss on sublease of office space: The Company’s second quarter 2009 operating results reflect a charge resulting from a loss on sublease of office space totaling $1.5 million.

•

Termination benefits: The Company’s operating results include employee termination benefits for the first, second, third and fourth quarters totaling $0.4 million, $0.4 million, $1.5 million and $2.3 million, respectively.

•

Curtailment expenses: The Company’s fourth quarter 2009 operating results include a charge totaling $1.2 million related to the curtailment of the Company’s SERP resulting from the freezing of benefits payable under the plan.

•	Year Ended December 31, 2008 results:

•

Termination benefits: The Company’s operating results include employee termination benefits for the second, third and fourth quarters totaling $6.4 million, $0.5 million and $3.2 million, respectively.

•

Allowance for credit losses on impaired loans: The fourth quarter operating results include a $7.6 million charge related to an allowance established during the quarter for credit losses on impaired loans.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

29.    Future Adoption of Accounting Standards

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” or Accounting Standards Update No. 2009-16, now included in FASB ASC 860-10-65-2, “Transfers and Servicing”, which will require more information about transfers of financial assets, eliminates the concept of a qualified special purpose entity (“QSPE”), changes the requirement for derecognizing financial assets and requires additional disclosures. This guidance becomes effective as of the beginning of the first annual reporting period beginning after November 15, 2009 and should be applied prospectively for interim and annual periods during that period going forward. The Company is currently evaluating the impact, if any, of these guidelines.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, or Accounting Standards Update No. 2009-17, now included in FASB ASC 810-10, “Consolidation”, which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a QSPE. This guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, this guidance provides more timely and useful information about an enterprise’s involvement with a variable interest entity and will become effective January 1, 2010. The Company is currently evaluating the impact, if any, of these guidelines.

On September 23, 2009, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables” (“EITF 08-1”). EITF 08-1 updates the current guidance pertaining to multiple-element revenue arrangements included in ASC Subtopic 605-25, which originated primarily from EITF 00-21, also titled “Revenue Arrangements with Multiple Deliverables.” EITF 08-1 will be effective for annual reporting periods beginning January 1, 2011 for calendar year entities with earlier adoption permitted. The Company is currently evaluating the impact of EITF 08-1 on its financial position, results of operations, cash flows, and disclosures, if any.

30.    Subsequent Events

On February 16, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.185 per share of common stock. The dividend is payable on April 16, 2010 to shareholders of record as of April 5, 2010. Based on the Company’s share count at December 31, 2009, the total dividends to be paid is approximately $11.0 million.

Subsequent to December 31, 2009 through March 1, 2010, the Company repurchased an additional 0.2 million shares of its common stock at a total cost of $6.9 million under is share repurchase program.

In January 2010, the Company purchased the remaining 60% of Choice Hospitality (India) Private Ltd (“CHN”) for $0.6 million. The Company previously had a 40% equity interest in CHN accounted for the investment under the equity method of accounting.

In January 2010, the Company acquired a parcel of real estate in Rockland, Massachusetts for a total cost of $2.9 million. This parcel of land will be classified as an asset held for sale as the Company intends to resell this land to a third-party developer.

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.    Controls and Procedures.

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

An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

There have been no changes in the Company’s internal control over financial reporting that occurred during 2009 that materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management’s assessment under those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 8B.    Other Information

None.

PART III

Item 9.    Directors, Executive Officers and Corporate Governance.

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

Item 10.    Executive Compensation.

The required information will be set forth under “Executive Compensation” and “Board Compensation Committee Report on Executive Compensation” in the Company’s proxy statement, and reference is expressly made to the proxy statement for the specific information incorporated in this Form 10-K.

Item 11. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The required equity compensation plan information table is set forth herein and all other required information will be set forth under “Security Ownership of Certain Beneficial Owners and Management” and “Board of Directors” in the Company’s proxy statement, and reference is expressly made to the proxy statement for the specific information incorporated in this Form 10-K.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information regarding the number of shares of the Company’s common stock that were subject to outstanding stock options at December 31, 2009.

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	1,658,844	$30.05	1,151,649
Equity compensation plans not approved by shareholders	Not applicable	Not applicable	Not applicable

Item 12.    Certain Relationships and Related Transactions and Director Independence.

The required information will be set forth under “Certain Relationships and Related Transactions in the Company’s proxy statement, and reference is expressly made to the proxy statement for the specific information incorporated in this Form 10-K.

Item 13.    Principal Accounting Fees and Services.

The required information will be set forth under “Principal Accounting Fees and Services” and “Audit Committee Report” in the Company’s proxy statement, and reference is expressly made to the proxy statement for the specific information incorporated in this Form 10-K.

PART IV

Item 14.    Exhibits, Financial Statement Schedules.

(a)	List of Documents Filed as Part of this Report

1.	Financial Statements

The response to this portion of Item 14 is submitted under Item 7 of this Report on Form 10-K.

2.	Financial Statement Schedules

Report of Independent Registered Public Accounting Firm required pursuant to Item 14(a)2 is submitted under Item 7 of this report.

Schedule II-Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable.

3.	Exhibits

Exhibit Number	Description
3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

3.02(m)	Amended and Restated Bylaws of Choice Hotels International, Inc dated February 15, 2010.

4.01(b)

Senior Unsecured Revolving Credit Facility agreement dated June 16, 2006 among Choice Hotels International, Inc., Wachovia Bank, National Association, as Agents, SunTrust Bank, as Syndication Agent, Bank of America, N.A., as Documentation Agent, Wachovia Capital Markets, LLC, as Lead Arranger and Sole Book Manager, and the additional lenders named in the credit agreement

4.02*	Agreement to furnish certain debt agreements

10.1(c)	Amended and Restated Employment Agreement dated April 30, 2008, between Choice Hotels International, Inc. and Stephen P. Joyce

10.2(d)	Third Amended and Restated Employment Agreement dated June 26, 2008 between Choice Hotels International, Inc. And Charles A. Ledsinger, Jr.

10.3(d)	Consulting Agreement between Choice Hotels International Inc., Choice Hotels International Services Corp. and Charles A. Ledsinger, Jr. effective December 21, 2009

10.04(e)	Amended and Restated Chairman’s Service Agreement dated September 10, 2008 by and between Choice Hotels International, Inc. and Stewart Bainum, Jr.

10.05(f)	Amended and Restated Employment agreement dated April 13, 1999 between Choice Hotels International, Inc. and Thomas Mirgon

10.05A(g)	Amendment to Amended and Restated Employment agreement dated January 23, 2008 between Choice Hotels International, Inc. and Thomas Mirgon

Exhibit Number	Description
10.05B*	Agreement and Release dated September 26, 2009 between Choice Hotels International, Inc. and Thomas Mirgon

10.06(h)	Choice Hotels International, Inc. 2006 Long- Term Incentive Plan

10.06A(l)	Amendment to Choice Hotels International, Inc. 2006 Long-Term Incentive Plan, dated January 1, 2009

10.07(i)	Commercial Lease dated May 29, 1998 among Columbia Pike I, LLC and Colesville Road, LLC (each an assignee of Manor Care, Inc.) and Choice Hotels International, Inc.

10.8(l)	Second Amended and Restated Supplemental Executive Retirement Plan

10.9(l)	Amended and Restated Choice Hotels International, Inc. Executive Deferred Compensation Plan (for Grandfather Account Balances)

10.9A(l)	Choice Hotels International, Inc. Executive Deferred Compensation Plan (for Grandfather Account Balances)

10.10(j)	Non-Competition, Non-Solicitation, and Severance Benefit Agreement between Choice Hotels International, Inc. and Bruce N. Haase

13.01*	Valuation and Qualifying Accounts

14.01(k)	Code of Ethics

21.01*	Subsidiaries of Choice Hotels International, Inc.

23.01*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Filed herewith
(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Registration Statement on Form S-4, filed August 31, 1998 (Reg. No. 333-62543).
(b)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated June 16, 2006, filed June 21, 2006.
(c)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated April 30, 2008, filed May 2, 2008.
(d)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K for dated June 26, 2008, filed on June 27, 2008.
(e)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed on November 10, 2008.
(f)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed on June 4, 1999. (File No. 001-13393)
(g)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated January 23, 2008, filed January 24, 2008.
(h)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on form 8-K dated May 1, 2006, filed on May 5, 2006.
(i)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 30, 1999. (File No. 001-13393)
(j)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated January 25, 2008, filed January 30, 2008.

(k)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004. (File No. 001-13393)
(l)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed March 2, 2009.
(m)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated February 15 2010, filed February 16, 2010.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

By:	/s/ STEPHEN P. JOYCE
Stephen P. Joyce President and Chief Executive Officer

Dated: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEWART BAINUM, JR. Stewart Bainum, Jr.	Chairman, Director	February 23, 2010

/s/ STEPHEN P. JOYCE Stephen P. Joyce	President and Chief Executive Officer (Principal Executive Officer)	February 26, 2010

/s/ WILLIAM L. JEWS William L. Jews	Director	February 27, 2010

/s/ ERVIN R. SHAMES Ervin R. Shames	Director	February 22, 2010

/s/ JOHN T. SCHWIETERS John T. Schwieters	Director	February 23, 2010

/s/ FIONA P. DIAS Fiona P. Dias	Director	February 24, 2010

/s/ DAVID SULLIVAN David Sullivan	Director	February 26, 2010

/s/ GORDON SMITH Gordon Smith	Director	February 22, 2010

/s/ SCOTT A. RENSCHLER Scott A. Renschler, Psy.D	Director	February 26, 2010

/s/ DAVID L. WHITE David L. White	Senior Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)	February 26, 2010

/s/ SCOTT E. OAKSMITH Scott E. Oaksmith	Controller (Principal Accounting Officer)	February 26, 2010