Form 10-Q
period 2010-03-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2010-05-03
CIK 1046311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CLASS	SHARES OUTSTANDING AT MARCH 31, 2010
Common Stock, Par Value $0.01 per share	59,558,393

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2010	2009
REVENUES:
Royalty fees	$41,021	$43,441
Initial franchise and relicensing fees	1,912	2,649
Procurement services	3,245	3,390
Marketing and reservation	58,840	62,042
Hotel operations	867	1,118
Other	1,536	1,518

Total revenues	107,421	114,158

OPERATING EXPENSES:
Selling, general and administrative	21,816	21,461
Depreciation and amortization	2,172	2,115
Marketing and reservation	58,840	62,042
Hotel operations	756	785

Total operating expenses	83,584	86,403

Operating income	23,837	27,755

OTHER INCOME AND EXPENSES, NET:
Interest expense	621	1,540
Interest and other investment (income) loss	(1,077)	832
Equity in net income of affiliates	(353)	(218)

Total other income and expenses, net	(809)	2,154

Income before income taxes	24,646	25,601
Income taxes	8,853	9,293

Net income	$15,793	$16,308

Weighted average shares outstanding-basic	59,514	60,532

Weighted average shares outstanding-diluted	59,600	60,851

Basic earnings per share	$0.27	$0.27

Diluted earnings per share	$0.26	$0.27

Cash dividends declared per share	$0.185	$0.185

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	March 31, 2010	December 31, 2009
ASSETS

Current assets
Cash and cash equivalents	$65,593	$67,870
Receivables (net of allowance for doubtful accounts of $7,170 and $6,886, respectively)	41,642	41,898
Deferred income taxes	7,980	7,980
Other current assets	17,081	10,114

Total current assets	132,296	127,862
Property and equipment, at cost, net	45,159	43,627
Goodwill	66,040	65,813
Franchise rights and other identifiable intangibles, net	23,755	24,559
Receivable – marketing and reservation fees	47,484	33,872
Investments, employee benefit plans, at fair value	22,319	20,931
Deferred income taxes	14,238	14,143
Other assets	9,349	9,230

Total assets	$360,640	$340,037

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$37,287	$33,859
Accrued expenses	26,506	37,074
Deferred revenue	60,934	51,765
Income taxes payable	10,821	6,310
Deferred compensation and retirement plan obligations	3,086	2,798

Total current liabilities	138,634	131,806

Long-term debt	293,900	277,700
Deferred compensation and retirement plan obligations	33,865	34,956
Other liabilities	9,195	9,787

Total liabilities	475,594	454,249

Commitments and Contingencies

SHAREHOLDERS’ DEFICIT
Common stock, $0.01 par value, 160,000,000 shares authorized; 95,345,362 shares issued at March 31, 2010 and December 31, 2009 and 59,558,393 and 59,541,106 shares outstanding at March 31, 2010 and December 31, 2009, respectively	596	595
Additional paid-in capital	87,005	90,731
Accumulated other comprehensive income	339	333
Treasury stock (35,786,969 and 35,804,256 shares at March 31, 2010 and December 31, 2009, respectively), at cost	(872,147)	(870,302)
Retained earnings	669,253	664,431

Total shareholders’ deficit	(114,954)	(114,212)

Total liabilities and shareholders’ deficit	$360,640	$340,037

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, IN THOUSANDS)

	Three Months Ended March 31
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,793	$16,308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,172	2,115
Provision for bad debts	856	350
Non-cash stock compensation and other charges	2,670	2,406
Non-cash interest and other (income) loss	(987)	949
Dividends received from equity method investments	—	166
Equity in net income of affiliates	(353)	(218)
Changes in assets and liabilities, net of acquisitions:
Receivables	(435)	4,455
Receivable – marketing and reservation fees, net	(10,909)	(10,370)
Accounts payable	3,294	(9,095)
Accrued expenses	(10,611)	(8,708)
Income taxes payable/receivable	4,667	8,321
Deferred income taxes	(65)	—
Deferred revenue	9,138	8,964
Other assets	(6,898)	456
Other liabilities	(1,352)	(5,643)

Net cash provided by operating activities	6,980	10,456

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(4,558)	(2,068)
Acquisitions, net of cash acquired	(466)	—
Issuance of notes receivable	(534)	(948)
Collections of notes receivable	10	2
Purchases of investments, employee benefit plans	(1,104)	(2,003)
Proceeds from sale of investments, employee benefit plans	522	1,149
Other items, net	(124)	(74)

Net cash used in investing activities	(6,254)	(3,942)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings pursuant to revolving credit facility	16,200	25,400
Purchase of treasury stock	(8,936)	(19,308)
Excess tax benefits from stock-based compensation	49	694
Dividends paid	(10,945)	(11,157)
Proceeds from exercise of stock options	648	2,711

Net cash used in financing activities	(2,984)	(1,660)

Net change in cash and cash equivalents	(2,258)	4,854
Effect of foreign exchange rate changes on cash and cash equivalents	(19)	(139)
Cash and cash equivalents at beginning of period	67,870	52,680

Cash and cash equivalents at end of period	$65,593	$57,395

Supplemental disclosure of cash flow information:
Cash payments during the period for:
Income taxes, net of refunds	$3,748	$230
Interest	$646	$1,893
Non-cash financing activities:
Declaration of dividends	$10,971	$11,167
Issuance of restricted shares of common stock	$8,163	$5,984
Issuance of performance vested restricted stock units	$256	$461
Issuance of treasury stock to employee stock purchase plan	$151	$161

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Company Information and Significant Accounting Policies

The accompanying unaudited consolidated financial statements of Choice Hotels International, Inc. and subsidiaries (together the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (which include any normal recurring adjustments) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been omitted. The year end balance sheet information was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The Company believes the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2009 and notes thereto included in the Company’s Form 10-K, filed with the SEC on March 1, 2010 (the “10-K”). Interim results are not necessarily indicative of the entire year results because of seasonal variations. All intercompany transactions and balances between Choice Hotels International, Inc. and its subsidiaries have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. As of March 31, 2010 and December 31, 2009, $1.9 million and $6.4 million, respectively, of book overdrafts representing outstanding checks in excess of funds on deposit are included in accounts payable in the accompanying consolidated balance sheets.

The Company maintains cash balances in domestic banks, which at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation. In addition, the Company also maintains cash balances in international banks which do not provide deposit insurance.

Recently Adopted Accounting Guidance

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)”, or Accounting Standards Update No. 2009-17, now included in FASB ASC 810-10, “Consolidation”, which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a QSPE. This guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, this guidance provides more timely and useful information about an enterprise’s involvement with a variable interest entity. The Company adopted this guidance on January 1, 2010. The adoption of these provisions did not have an impact on our consolidated financial statements.

2. Notes Receivable

	March 31, 2010	December 31, 2009
	(In thousands)
Forgivable notes receivable	$7,128	$7,432
Mezzanine and other notes receivables	12,572	12,345

	19,700	19,777
Loan reserves	(9,491)	(9,531)

Total	$10,209	$10,246

Current portion, net	$2,454	$2,378
Long-term portion, net	7,755	7,868

Total	$10,209	$10,246

The Company classifies notes receivable due within one year as current assets and notes receivable with a maturity greater than one year as other assets in the Company’s consolidated balance sheets.

Forgivable Notes Receivable

From time to time, the Company provides financing to franchisees for property improvements and other purposes in the form of forgivable promissory notes. The terms of the notes range from 3 to 10 years, bearing market interest rates, and are forgiven and amortized over that time period if the franchisee remains in the system in good standing. As of March 31, 2010 and December 31, 2009, the unamortized balance of these notes totaled $7.1 million and $7.4 million, respectively. The Company recorded an allowance for credit losses on these forgivable notes receivable of $0.7 million at both March 31, 2010 and December 31, 2009. Amortization expense included in the accompanying consolidated statements of income related to the notes was $0.5 million for both the three months ended March 31, 2010 and March 31, 2009. At March 31, 2010, the Company had commitments to extend an additional $5.2 million in forgivable notes receivable provided certain commitments are met by its franchisees.

Mezzanine and Other Notes Receivable

The Company has provided financing to franchisees in support of the development of Cambria Suites properties. These notes include non-interest bearing receivables as well as notes bearing market interest and are due upon maturity. Interest income associated with these notes receivable is reflected in the accompanying consolidated statements of income under the caption interest and other investment (income) loss. The Company does not accrue interest on notes receivable that are impaired. At March 31, 2010, notes receivable advanced totaled $12.6 million of which $10.8 million was determined to be impaired at March 31, 2010. The Company has recorded an $8.6 million allowance for credit losses on these impaired loans at both March 31, 2010 and December 31, 2009. In addition, at both March 31, 2010 and December 31, 2009, the Company had provided loan reserves on non-impaired loans totaling $0.2 million. The Company records bad debt expense in SG&A expenses in the accompanying consolidated statements of income.

3. Receivable – Marketing and Reservation Fees

As of March 31, 2010 and December 31, 2009, the Company’s balance sheet includes a receivable of $25.2 million and $19.2 million, respectively from cumulative marketing expenses incurred in excess of cumulative marketing fee revenues earned. The reservation fees receivable related to cumulative reservation expenses incurred in excess of cumulative reservation fee revenues earned was $22.3 million and $14.7 million at March 31, 2010 and December 31, 2009, respectively. Depreciation and amortization expense attributable to marketing and reservation activities was $2.7 million and $2.4 million for the three months ended March 31, 2010 and 2009, respectively. Interest expense attributable to reservation activities was approximately $0.1 million for both the three months ended March 31, 2010 and 2009.

4. Deferred Revenue

Deferred revenue consists of the following:

	March 31, 2010	December 31, 2009
	(In thousands)
Loyalty programs	$51,372	$47,832
Initial, relicensing and franchise fees	3,109	2,160
Procurement service fees	1,841	884
Other	4,612	889

Total	$60,934	$51,765

5. Debt

On June 16, 2006, the Company entered into a $350 million senior unsecured revolving credit agreement (the “Revolver”), with a syndicate of lenders. The Revolver allows the Company to borrow, repay and reborrow revolving loans up to $350 million (which includes swingline loans for up to $20 million and standby letters of credit of up to $30 million) until the scheduled maturity date of June 16, 2011. The Company has the ability to request an increase in available borrowings under the Revolver by an additional amount of up to $150 million by obtaining the agreement of the existing lenders to increase their lending commitments or by adding additional lenders. The rate of interest generally applicable for revolving loans under the Revolver is, at the Company’s option, equal to either (i) the greater of the prime rate or the federal funds effective rate plus 50 basis points, or (ii) an adjusted LIBOR rate plus a margin between 22 and 70 basis points based on the Company’s credit rating. The Revolver requires the Company to pay a quarterly facility fee, based upon the credit rating of the Company, at a rate between 8 and 17 1/2 basis points, on the full amount of the commitment (regardless of usage). The Revolver also requires the payment of a quarterly usage fee, based upon the credit rating of the Company, at a rate between 10 and 12 1/2 basis points, on the amount outstanding under the commitment, excluding swingline loans, at all times when the amount borrowed under the Revolver exceeds 50% of the total commitment. The Revolver includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage. The Revolver also restricts the Company’s ability to make certain investments, incur certain debt, and dispose of assets, among other restrictions. As of March 31, 2010, the Company had $293.9 million of revolving loans outstanding pursuant to the Revolver and the Company was in compliance with all covenants.

The Company has a line of credit with a bank through August 31, 2010 providing up to an aggregate of $5 million of borrowings, which is due upon demand. Borrowings under the line of credit bear interest at the lender’s sole option at either of the following rates (i) prime rate or (ii) LIBOR rate plus 0.80% per annum; due monthly and upon demand for final payment. As of March 31, 2010, no amounts were outstanding pursuant to this line of credit.

As of March 31, 2010, total debt outstanding for the Company was $293.9 million. No outstanding debt amounts at March 31, 2010 were scheduled to mature during the twelve months ending March 31, 2011.

6. Acquisition of Choice Hospitality (India) Ltd.

In the first quarter of 2010, the Company acquired the remaining 60% ownership interest in one of the Company’s master franchisees, Choice Hospitality (India) Ltd. (“CHN”), which conducts franchising operations in the Republics of India, Sri Lanka, Maldives and the Kingdom of Nepal for $0.6 million and began including the results of its operations in the Company’s financial statements on January 8, 2010. Prior to the acquisition, the Company owned 40% of the outstanding common stock of CHN with the remaining 60% of the outstanding stock owned by unrelated parties. The Company allocated the purchase price based on management’s assessment of the fair value of assets acquired and liabilities assumed as of January 8, 2010. The Company allocated $0.3 million of the excess of the total purchase price over net tangible assets to franchise rights and the remaining $0.2 million to goodwill. The franchise rights are being amortized over their estimated useful life of 8 years. The pro forma results of operations as if this entity had been combined at the beginning of 2010 and 2009 would not be materially different from the Company’s reported results for those periods.

7. Pension Plan

The Company sponsors an unfunded non-qualified defined benefit plan (“SERP”) for certain senior executives. No assets are held with respect to the plan; therefore benefits are funded as paid to participants. For both the three months ended March 31, 2010 and 2009, the Company recorded $0.1 million and $0.3 million, respectively, for the expenses related to the SERP which are included in SG&A expense in the accompanying consolidated statements of income. Benefit payments totaling $0.4 million are currently scheduled to be remitted within the next twelve months.

The following table presents the components of net periodic benefit costs for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31
(In thousands)	2010	2009
Components of net periodic pension cost:
Service cost	$—	$101
Interest cost	135	148
Amortization:
Prior service cost	—	57

Net periodic pension cost	$135	$306

The 2010 monthly net periodic pension costs are approximately $45,000. The components of projected pension costs for the year ended December 31, 2010 are as follows:

(in thousands)
Components of net periodic pension cost:
Service cost	$—
Interest cost	538
Amortizations:
(Gain)/Loss	—
Prior service cost	—

Net periodic pension cost	$538

The following is a reconciliation of the changes in the projected benefit obligation for the three months ended March 31, 2010:

(in thousands)
Projected benefit obligation, December 31, 2009	$9,176
Service cost	—
Interest cost	135
Benefit payments	(103)

Projected benefit obligation, March 31, 2010	$9,208

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit costs at March 31, 2010 are as follows:

(in thousands)
Transition asset (obligation)	$—
Prior service cost	—
Accumulated gain	93

Total	$93

8. Non-Qualified Retirement, Savings and Investment Plans

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

In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan (“EDCP”) which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust. A participant may elect an investment return of either the annual yield of the Moody’s Average Corporate Bond Rate Yield Index plus 300 basis points, or a return based on a selection of available diversified investment options. Effective January 1, 2010, the Moody’s Average Corporate Bond Rate Yield Index plus 300 basis points is no longer an investment option for salary deferrals made on compensation earned after December 31, 2009. As of March 31, 2010 and December 31, 2009, the Company recorded a deferred compensation liability of $16.8 million and $17.6 million, respectively related to these deferrals and credited investment returns. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. Compensation expense recorded in SG&A for both the three months ended March 31, 2010 and 2009 were $0.2 million.

The Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that partially offset the earnings credited to the participants. The diversified investments held in the trusts totaled $12.3 million and $10.9 million as of March 31, 2010 and December 31, 2009, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore, the changes in the fair value of the diversified assets is included in other income and expenses, net in the accompanying statements of income. The Company recorded investment gains (losses) during the three months ended March 31, 2010 and 2009 totaling $0.5 million and ($0.7 million), respectively.

In 1997, the Company adopted the Choice Hotels International, Inc. Nonqualified Retirement Savings and Investment Plan (“Non-Qualified Plan”). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. As of March 31, 2010 and December 31, 2009, the Company had recorded a deferred compensation liability of $10.9 million and $11.0 million, respectively related to these deferrals. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. The net increase (decrease) in compensation expense recorded in SG&A for the three months ended March 31, 2010 and 2009 was $0.4 million and ($0.3) million, respectively.

The diversified investments held in the trusts were $10.0 million and $10.1 million as of March 31, 2010 and December 31, 2009, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other income and expenses, net in the accompanying statements of income. The Company recorded investment gains (losses) during the three months ended March 31, 2010 and 2009 of $0.3 million and ($0.2) million, respectively. In addition, the Non-Qualified Plan held shares of the Company’s common stock with a market value of $0.9 million at both March 31, 2010 and December 31, 2009.

The Company is subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock. The diversified investments held in the Non-Qualified Plan and EDCP include investments primarily in equity and debt securities, and cash and cash equivalents.

9. Fair Value Measurements

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

	Fair Value Measurements at Reporting Date Using
	March 31, 2010	Level 1	Level 2	Level 3
Assets (in thousands)
Investments, employee benefits plans, at fair value	$22,319	$20,155	$2,164	$—

Total Assets	$22,319	$20,155	$2,164	$—

10. Income Taxes

The effective income tax rate 35.9% and 36.3% for the three months ended March 31, 2010 and 2009, respectively, differs from the statutory rate primarily due to foreign income earned, which is taxed at lower rates than statutory federal income tax rates and state income taxes.

As of both March 31, 2010 and December 31, 2009, the Company had $4.2 million of total unrecognized tax benefits of which approximately $2.5 million would affect the effective tax rate if recognized. These unrecognized tax benefits relate principally to state tax positions and stock-based compensation deductions. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the consolidated statement of income. Accrued interest and penalties included in other liabilities on the Company’s consolidated balance sheet were $0.9 million and $0.8 million at March 31, 2010 and December 31, 2009, respectively. The Company believes it is reasonably possible it will recognize tax benefits of up to $2.1 million within the next twelve months related to the anticipated lapse of applicable statutes of limitations regarding state tax positions and stock-based compensation deductions.

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

11. Share-Based Compensation and Capital Stock

Stock Options

The Company granted 0.2 million and 0.5 million options to certain employees of the Company at a fair value of $2.5 million and $3.7 million during the three months ended March 31, 2010 and 2009, respectively. The stock options granted by the Company had an exercise price equal to the market price of the Company’s common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2010 Grants	2009 Grants
Risk-free interest rate	2.18%	1.80%
Expected volatility	41.92%	39.58%
Expected life of stock option	4.4 years	4.4 years
Dividend yield	2.27%	2.75%
Requisite service period	4 years	4 years
Contractual life	7 years	7 years
Weighted average fair value of options granted	$9.98	$7.33

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

The aggregate intrinsic value of the stock options outstanding and exercisable at March 31, 2010 was $9.4 million and $5.4 million, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2010 and 2009 was $0.8 million and $4.8 million, respectively.

The Company received $0.6 million and $2.7 million in proceeds from the exercise of approximately 0.04 million and 0.3 million employee stock options during the three month periods ended March 31, 2010 and 2009, respectively.

Restricted Stock

The following table is a summary of activity related to restricted stock grants:

	Three Months Ended March 31,
	2010	2009
Restricted share grants	250,390	222,609
Weighted average grant date fair value per share	$32.60	$26.88
Aggregate grant date fair value ($000)	$8,163	$5,984
Restricted shares forfeited	8,194	9,555
Vesting service period of shares granted	3-4 years	4 years
Grant date fair value of shares vested ($000)	$4,406	$2,954

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

Performance Vested Restricted Stock Units

The Company has granted performance vested restricted stock units (“PVRSU”) to certain employees. The vesting of these stock awards is contingent upon the Company achieving performance targets at the end of specified performance periods and the employees’ continued employment. The performance conditions affect the number of shares that will ultimately vest. The range of possible stock-based award vesting is between 0% and 200% of the initial target. If a minimum of 50% of the performance target is not attained then no awards will vest under the terms of the PVRSU agreements. Compensation expense related to these awards will be recognized over the requisite service period regardless of whether the performance targets have been met based on the Company’s estimate of the achievement of the various performance targets. The Company has currently estimated that between 0% and 100% of the various award targets will be achieved. The fair value is measured by the market price of the Company’s common stock on the date of grant. Compensation expense is recognized ratably over the requisite service period based on those PVRSUs that ultimately vest.

The following table is a summary of activity related to PVRSU grants:

	Three Months Ended March 31,
	2010	2009
Performance vested restricted stock units granted at target	33,517	9,588
Weighted average grant date fair value per share	$32.60	$26.88
Average aggregate grant date fair value ($000)	$1,093	$258
Stock units forfeited	9,650	4,011
Requisite service period	3 years	2 years

During the three months ended March 31, 2010, PVRSU grants totaling 10,880 vested at a fair value of $0.3 million. These PVRSU grants were initially granted at a target of 15,541 units, however, since the Company achieved only 70% of the targeted performance conditions contained in the stock awards granted in prior periods, 4,661 shares out of the initial grant were forfeited. In addition, during the three months ended March 31, 2010, 4,989 units were forfeited since the performance targets of the applicable PVRSU grant were not achieved. During the three months ended March 31, 2009, PVRSU grants totaling 19,761 vested at a fair value of $0.5 million. These PVRSU grants were initially granted at a target of 14,638 units, however, since the Company exceeded targeted performance conditions contained in the stock awards granted in prior periods by 35%, an additional 5,123 shares were earned and issued.

A summary of stock-based award activity as of March 31, 2010 and changes during the three months ended are presented below:

	Three Months Ended March 31, 2010
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2010	1,658,844	$30.05		539,341	$31.68	118,385	$34.58
Granted	248,488	32.60		250,390	32.60	33,517	32.60
Exercised/Vested	(41,553)	15.58		(132,192)	33.33	(10,880)	40.65
Forfeited/Expired	(19,661)	8.57		(8,194)	31.03	(9,650)	36.74

Outstanding at March 31, 2010	1,846,118	$30.95	5.5 years	649,345	$31.71	131,372	$33.42

Options exercisable at March 31, 2010	782,644	$30.35	4.8 years

The components of the Company’s pretax stock-based compensation expense and associated income tax benefits are as follows for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
(in millions)	2010	2009
Stock options	$0.6	$0.5
Restricted stock	1.7	1.6
Performance vested restricted stock units	0.1	0.2

Total	$2.4	$2.3

Income tax benefits	$0.9	$0.9

Dividends

On February 16, 2010, the Company’s board of directors declared a cash dividend of $0.185 per share (or approximately $11.0 million in the aggregate), which was paid on April 16, 2010 to shareholders of record on April 5, 2010.

On February 9, 2009, the Company’s board of directors declared a cash dividend of $0.185 per share (or approximately $11.1 million in the aggregate), which was paid on April 17, 2009 to shareholders of record on April 3, 2009.

Stock Repurchase Program

During the three months ended March 31, 2010 and 2009, the Company purchased 0.2 million and 0.7 million shares of common stock under the share repurchase program at a total cost of $6.9 million and $18.0 million, respectively.

During the three months ended March 31, 2010 and 2009, the Company redeemed 65,133 and 48,968 shares of common stock at a total cost of $2.1 million and $1.3 million, respectively, from employees to satisfy statutory minimum tax requirements from the vesting of restricted stock and PVRSU grants. These redemptions were outside the share repurchase program initiated in June 1998.

12. Comprehensive Income

The differences between net income and comprehensive income are described in the following table.

	Three Months Ended March 31,
(In thousands)	2010	2009
Net income	$15,793	$16,308
Other comprehensive income (loss), net of tax:
Amortization of pension related costs, net of tax
Prior service costs	—	36
Foreign currency translation adjustment, net	6	(259)

Other comprehensive income (loss), net of tax	6	(223)

Comprehensive income	$15,799	$16,085

13. Earnings Per Share

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2010	2009
Computation of Basic Earnings Per Share:
Net income	$15,793	$16,308
Income allocated to participating securities	(157)	(145)

Net income available to common shareholders	$15,636	$16,163

Weighted average common shares outstanding – basic	58,924	59,993

Basic earnings per share	$0.27	$0.27

Computation of Diluted Earnings Per Share:
Net income	$15,793	$16,308
Income allocated to participating securities	(157)	(145)

Net income available to common shareholders	$15,636	$16,163

Weighted average common shares outstanding – basic	58,924	59,993
Diluted effect of stock options and PVRSUs	86	319

Weighted average shares outstanding-diluted	59,010	60,312

Diluted earnings per share	$0.26	$0.27

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

At March 31, 2010 and 2009, the Company had 1.8 million and 2.1 million outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the period, unless the stock options would be anti-dilutive. For the three months ended March 31, 2010, the Company excluded 0.7 million of anti-dilutive stock options from the diluted earnings per share calculation. In addition, the Company excluded 1.5 million of anti-dilutive options from the computation for diluted earnings per share for the three months ended March 31, 2009.

PVRSUs are also included in the diluted earnings per share calculation assuming the performance conditions have been met at the reporting date. However, at March 31, 2010 and 2009, PVRSUs totaling 131,372 and 120,420, respectively were excluded from the computation since the performance conditions had not been met.

The following table reconciles the number of shares used in the basic and diluted earnings per share disclosures contained in the consolidated statements of income:

	Three Months Ended March 31,
	2010	2009
Weighted average common shares outstanding	58,924	59,993
Weighted average participating shares outstanding	590	539

Weighted average shares outstanding – basic	59,514	60,532
Effect of dilutive securities:
Employee stock options and PVRSUs	86	319

Weighted average shares outstanding – dilutive	59,600	60,851

14. Reportable Segment Information

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

The following table presents the financial information for the Company’s franchising segment:

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
(In thousands)	Franchising	Corporate & Other	Consolidated	Franchising	Corporate & Other	Consolidated
Revenues	$106,554	$867	$107,421	$113,040	$1,118	$114,158
Operating income (loss)	$33,068	$(9,231)	$23,837	$36,497	$(8,742)	$27,755

15. Commitments and Contingencies

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

The Company has made commitments to purchase various parcels of real estate to support the development of certain of its brands. Providing certain conditions are met by the seller, the Company expects to acquire these parcels of land for approximately $8.9 million during the year ended December 31, 2010.

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

16. Termination Charges

During the three months ended March 31, 2010, the Company recorded one-time employee termination charges totaling $0.8 million in SG&A and marketing and reservation expenses. These charges related to salary and benefits continuation payments for employees separating from service with the Company. At March 31, 2010, the Company had approximately $0.5 million of these salary and benefits continuation payments remaining to be remitted. The Company also has approximately $3.8 million of benefits remaining to be paid on termination benefits incurred prior to January 1, 2010.

At March 31, 2010 and December 31, 2009, approximately $4.3 million and $5.5 million, respectively, of benefits remained unpaid and are included as current and non-current liabilities in the Company’s consolidated financial statements. At March 31, 2010, the Company expects $3.3 million of these benefits to be paid within the next twelve months.

17. Future Adoption of Accounting Standards

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

18. Subsequent Events

On April 29, 2010, the Company’s board of directors declared a quarterly cash dividend of $0.185 per share of common stock. The dividend is payable on July 16, 2010 to shareholders of record as of July 2, 2010. Based on the Company’s share count at March 31, 2010, the total dividends to be paid is approximately $11.0 million.

On April 20, 2010, the Company entered into a three-year $4.25 million loan agreement with a franchisee. On the loan closing date, the Company advanced $2.1 million to the franchisee and may advance up to an additional $2.2 million under the terms of the agreement. The note bears interest at rates ranging from 8% to 15% per annum and is due upon maturity. The loan is secured by a senior construction mortgage deed on the hotel site, a pledge of 100% of the ownership interests in the franchisee, and joint and several personal guarantees from the principals of the franchise’s ownership.

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

Overview

We are a hotel franchisor with franchise agreements representing 6,032 hotels open and 759 hotels under construction, awaiting conversion or approved for development as of March 31, 2010, with 487,264 rooms and 60,704 rooms, respectively, in 49 states, the District of Columbia and over 40 countries and territories outside the United States. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Ascend Collection®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, and Cambria Suites® (collectively, the “Choice brands”).

The Company conducts its international franchise operations through a combination of direct franchising and master franchising relationships. Master franchising relationships allow the use of our brands by third parties in foreign countries. The Company has made equity investments in certain non-domestic lodging franchise companies that conduct franchise operations for the Choice brands under master franchising relationships. As a result of our use of master franchising relationships and international market conditions, total revenues from international franchising operations comprised only 9% of our total revenues for the three months ended March 31, 2010, while representing approximately 19% of hotels open at March 31, 2010.

The Company previously had a 40% equity interest in Choice Hospitality (India) Ltd. (“CHN”) which it accounted for under the equity method of accounting. On January 8, 2010, the Company purchased the remaining 60% of CHN at which time it became a wholly-owned subsidiary. The pro forma results of operations as if CHN had been combined at the beginning of 2010 and 2009, would not be materially different from the Company’s reported results for those periods. This transaction enabled Choice to continue its strategy of more closely directing the growth of our international franchise operations.

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

With a focus on hotel franchising instead of ownership, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our business provides opportunities to improve operating results by increasing the number of franchised hotel rooms and effective royalty rates of our franchise contracts resulting in increased initial fee revenue, ongoing royalty fees and procurement services revenues. In addition, our operating results can also be improved through our company-wide efforts related to improving property level performance. The Company currently estimates that based on its current domestic portfolio of hotels under franchise that a 1% change in revenue per available room (“RevPAR”) or rooms under franchise would increase or decrease annual domestic royalty revenues by approximately $2.0 million and a 1 basis point change in the Company’s effective royalty rate would increase or decrease annual domestic royalties by approximately $0.5 million. In addition to these revenues, we also collect marketing and reservation system fees to support centralized marketing and reservation activities for the franchise system. As a lodging franchisor, the Company currently has relatively low capital expenditure requirements.

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

Maximizing Financial Returns and Creating Value for Shareholders. Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. We believe our strong and predictable cash flows create a strong financial position that provides us a competitive advantage. Currently, our business does not require significant capital to operate and grow. Therefore, we can maintain a capital structure that generates high financial returns and use our excess cash flow to increase returns to our shareholders. Historically, we have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. During the three months ended March 31, 2010, the Company repurchased 0.2 million shares of its common stock under the share repurchase program at a total cost of $6.9 million. Since the program’s inception through March 31, 2010, we have repurchased 43.1 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.0 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 76.1 million shares at an average price of $13.33 per share. We currently believe that our cash flows from operations will support our ability to complete the current board of directors repurchase authorization of approximately 3.6 million shares remaining as of March 31, 2010. Upon completion of the current authorization, our board of directors will evaluate the propriety of additional share repurchases. During the three months ended March 31, 2010, we paid cash dividends totaling approximately $10.9 million and we presently expect to continue to pay dividends in the future, subject to future business performance, economic conditions and changes in income tax regulations. Based on our present dividend rate and outstanding share count, aggregate annual dividends for 2010 would be approximately $43.8 million.

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

Results of Operation: Royalty fees, operating income, net income and diluted earnings per share (“EPS”) represent key measurements of these value drivers. In the three months ended March 31, 2010, royalty fees revenue totaled $41.0 million, a 6% decrease from the same period in 2009. Operating income totaled $23.8 million for the three months ended March 31, 2010, a $3.9 million or 14% decline from the same period in 2009. Net income decreased $0.5 million or 3% from the same period of the prior year to $15.8 million. Diluted earnings per share for the quarter ended March 31, 2010 were $0.26 compared to $0.27 for the three months ended March 31, 2009. These measurements will continue to be a key management focus in 2010 and beyond.

Refer to MD&A heading “Operations Review” for additional analysis of our results.

Liquidity and Capital Resources: Historically, the Company has generated significant cash flows from operations. In the three months ended March 31, 2010 and 2009, net cash provided by operating activities was $7.0 million and $10.5 million, respectively. Since our business does not currently require significant reinvestment of capital, we utilize cash in ways that management believes provide the greatest returns to our shareholders, which include share repurchases and dividends. We believe the Company’s cash flow from operations and available financing capacity are sufficient to meet the expected future operating, investing, and financing needs of the business. However, events over the past year, including recent failures and near failures of a number of large financial service companies have made the capital markets increasingly volatile. As a result of the dislocation in the credit markets, the availability of reasonably priced credit may be limited and therefore, reduce the Company’s ability to return value to shareholders through dividends and its share repurchase program.

Refer to MD&A heading “Liquidity and Capital Resources” for additional analysis.

Operations Review

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2010 and March 31, 2009

The Company recorded net income of $15.8 million for the three months ended March 31, 2010, a $0.5 million, or 3% decline from the $16.3 million for the quarter ended March 31, 2009. The decrease in net income for the three months ended March 31, 2010, is primarily attributable to a $3.9 million or 14% decline in operating income partially offset by lower interest expense and the appreciation in the fair value of investments held in the Company’s non-qualified employee benefit plans compared to the prior year.

Summarized financial results for the three months ended March 31, 2010 and 2009 are as follows:

(in thousands, except per share amounts)	2010	2009
REVENUES:
Royalty fees	$41,021	$43,441
Initial franchise and relicensing fees	1,912	2,649
Procurement services	3,245	3,390
Marketing and reservation	58,840	62,042
Hotel operations	867	1,118
Other	1,536	1,518

Total revenues	107,421	114,158

OPERATING EXPENSES:
Selling, general and administrative	21,816	21,461
Depreciation and amortization	2,172	2,115
Marketing and reservation	58,840	62,042
Hotel operations	756	785

Total operating expenses	83,584	86,403

Operating income	23,837	27,755

OTHER INCOME AND EXPENSES, NET:
Interest expense	621	1,540
Interest and other investment (income) loss	(1,077)	832
Equity in net income of affiliates	(353)	(218)

Total other income and expenses, net	(809)	2,154

Income before income taxes	24,646	25,601
Income taxes	8,853	9,293

Net income	$15,793	$16,308

Weighted average shares outstanding – diluted	59,600	60,851

Diluted earnings per share	$0.26	$0.27

The Company utilizes certain measures such as adjusted net income, adjusted diluted EPS, adjusted SG&A, adjusted operating income and franchising revenues which do not conform to United States GAAP when analyzing and discussing its results with the investment community. This information should not be considered as an alternative to any measure of performance as promulgated under GAAP, such as net income, diluted EPS, SG&A, operating income and total revenues. The Company’s calculation of these measurements may be different from the calculations used by other companies and therefore comparability may be limited. We have included a reconciliation of these measures to the comparable GAAP measurement below as well as our reason for reporting these non-GAAP measures.

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

Calculation of Franchising Revenues

	Three Months Ended March 31,
	(dollar amounts in thousands)
	2010	2009

Franchising Revenues:

Total Revenues	$107,421	$114,158
Adjustments:
Marketing and reservation revenues	(58,840)	(62,042)
Hotel operations	(867)	(1,118)

Franchising Revenues	$47,714	$50,998

Adjusted Net Income, Adjusted Diluted EPS, Adjusted SG&A and Adjusted Operating Income: We also use adjusted net income, adjusted diluted EPS, adjusted SG&A and adjusted operating income which exclude employee termination benefits for the three months ended March 31, 2010 and 2009. The Company utilizes these non-GAAP measures to enable investors to perform meaningful comparisons of past, present and future operating results and as a means to emphasize the results of on-going operations.

Calculation of Adjusted Operating Income

	Three Months Ended March 31,
	(dollar amounts in thousands)
	2010	2009

Operating Income	$23,837	$27,755
Adjustments:
Employee termination benefits	352	374

Adjusted Operating Income	$24,189	$28,129

Calculation of Adjusted SG&A

	Three Months Ended March 31,
	(dollar amounts in thousands)
	2010	2009

SG&A	$21,816	$21,461
Adjustments:
Employee termination benefits	(352)	(374)

Adjusted SG&A	$21,464	$21,087

Calculation of Adjusted Net Income and Adjusted Diluted EPS

	Three Months Ended March 31,
	(In thousands, except per share amounts)
	2010	2009

Net Income	$15,793	$16,308
Adjustments:
Employee termination benefits	220	234

Adjusted Net Income	$16,013	$16,542

Weighted average shares outstanding-diluted	59,600	60,851

Diluted EPS	$0.26	$0.27
Adjustments:
Employee termination benefits	0.01	—

Adjusted Diluted EPS	$0.27	$0.27

The Company recorded adjusted net income of $16.0 million for the three months ended March 31, 2010, a $0.5 million or 3% decline from $16.5 million for the three months ended March 31, 2009. The decline in adjusted net income for the three months ended March 31, 2010 is primarily attributable to a $3.9 million decline in adjusted operating income partially offset by lower interest expense and the appreciation in the fair value of investments held in the Company’s non-qualified employee benefit plans compared to declines in these investments during the three months ended March 31, 2009. Adjusted operating income declined $3.9 million as the Company’s franchising revenues for the three months ended March 31, 2010 declined $3.3 million or 6% from the same period of the prior year. This decline was primarily due to a 10.3% decline in RevPAR and fewer initial and relicensing fee contracts executed compared to the same period of the prior year.

Franchising Revenues: Franchising revenues were $47.7 million for the three months ended March 31, 2010 compared to $51.0 million for the three months ended March 31, 2009. The decline in franchising revenues is primarily due to a 6% decrease in royalty revenues and a 28% decrease in initial franchise and relicensing fees.

Domestic royalty fees for the three months ended March 31, 2010 decreased $3.2 million to $36.0 million from $39.2 million in the three months ended March 31, 2009, a decrease of 8.2%. The decline in royalties is attributable to a combination of factors including a 10.3% decline in RevPAR, offset by a 2.4% increase in the number of domestic franchised hotel rooms and an increase in the effective royalty rate of the domestic hotel system from 4.26% to 4.34%. System-wide RevPAR declined due to a 230 basis point decline in occupancy and a 4.9% decline in average daily rates.

A summary of the Company’s domestic franchised hotels operating information is as follows:

	For the Three Months Ended March 31, 2010*			For the Three Months Ended March 31, 2009*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$71.02	42.8%	$30.36	$73.96	45.9%	$33.96	(4.0)%	(310	)bps	(10.6)%

Comfort Suites	79.21	43.7%	34.64	84.48	47.1%	39.77	(6.2)%	(340	)bps	(12.9)%

Sleep	64.76	41.2%	26.67	67.49	44.9%	30.32	(4.0)%	(370	)bps	(12.0)%

Midscale without Food & Beverage	72.24	42.8%	30.89	75.56	46.0%	34.79	(4.4)%	(320	)bps	(11.2)%

Quality	61.59	37.0%	22.77	64.73	39.1%	25.29	(4.9)%	(210	)bps	(10.0)%
Clarion	69.45	33.6%	23.32	74.03	37.0%	27.35	(6.2)%	(340	)bps	(14.7)%

Midscale with Food & Beverage	63.19	36.2%	22.89	66.57	38.6%	25.72	(5.1)%	(240	)bps	(11.0)%

Econo Lodge	49.58	35.6%	17.65	51.65	37.1%	19.14	(4.0)%	(150	)bps	(7.8)%
Rodeway	45.44	36.3%	16.51	49.60	37.0%	18.34	(8.4)%	(70	)bps	(10.0)%

Economy	48.31	35.8%	17.31	51.07	37.0%	18.92	(5.4)%	(120	)bps	(8.5)%

MainStay	63.11	52.1%	32.86	71.08	50.5%	35.90	(11.2)%	160	bps	(8.5)%
Suburban	37.22	58.8%	21.89	42.60	52.0%	22.15	(12.6)%	680	bps	(1.2)%

Extended Stay	44.02	56.9%	25.03	50.25	51.6%	25.92	(12.4)%	530	bps	(3.4)%

Total	$65.01	40.1%	$26.03	$68.39	42.4%	$29.02	(4.9)%	(230	)bps	(10.3)%

*	Operating statistics represent hotel operations from December through February and exclude Ascend Collection and Cambria Suites.

The number of domestic rooms on-line increased to 387,246 as of March 31, 2010 from 378,246 as of March 31, 2009, an increase of 2.4%. The total number of domestic hotels on-line grew 2.9% to 4,905 as of March 31, 2010 from 4,767 as of March 31, 2009.

A summary of domestic hotels and rooms on-line at March 31, 2010 and 2009 by brand is as follows:

	March 31, 2010		March 31, 2009		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	%	Rooms	%
Comfort Inn	1,445	113,266	1,452	114,008	(7)	(0.5)%	(742)	(0.7)%
Comfort Suites	620	48,180	560	43,694	60	10.7%	4,486	10.3%
Sleep	389	28,377	366	26,956	23	6.3%	1,421	5.3%

Midscale without Food & Beverage	2,454	189,823	2,378	184,658	76	3.2%	5,165	2.8%

Quality	976	88,394	926	85,943	50	5.4%	2,451	2.9%
Clarion	168	24,336	155	22,562	13	8.4%	1,774	7.9%

Midscale with Food & Beverage	1,144	112,730	1,081	108,505	63	5.8%	4,225	3.9%

Econo Lodge	786	48,519	821	51,288	(35)	(4.3)%	(2,769)	(5.4)%
Rodeway	373	21,118	352	20,442	21	6.0%	676	3.3%

Economy	1,159	69,637	1,173	71,730	(14)	(1.2%)	(2,093)	(2.9)%

MainStay	36	2,797	37	2,867	(1)	(2.7)%	(70)	(2.4)%
Suburban	62	7,474	64	7,675	(2)	(3.1)%	(201)	(2.6)%

Extended Stay	98	10,271	101	10,542	(3)	(3.0)%	(271)	(2.6)%

Ascend Collection	30	2,459	21	1,363	9	42.9%	1,096	80.4%
Cambria Suites	20	2,326	13	1,448	7	53.8%	878	60.6%

Total Domestic Franchises	4,905	387,246	4,767	378,246	138	2.9%	9,000	2.4%

International available rooms increased 2.1% to 100,018 as of March 31, 2010 from 97,989 as of March 31, 2009. The total number of international hotels increased 2.5% from 1,099 as of March 31, 2009 to 1,127 as of March 31, 2010.

As of March 31, 2010, the Company had 657 franchised hotels with 52,483 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 896 hotels and 70,381 rooms at March 31, 2009. The number of new construction franchised hotels in the Company’s domestic pipeline decreased 28% to 482 at March 31, 2010 from 671 at March 31, 2009. The number of conversion franchised hotels in the Company’s domestic pipeline declined by 50 or 22% from March 31, 2009 to 175 hotels at March 31, 2010. The domestic system hotels under construction, awaiting conversion or approved for development declined 27% from the prior year primarily due to the decline in new executed franchise agreements over the trailing twelve months due to the current economic environment coupled with the opening of 408 franchised units over the twelve months ending March 31, 2010. The Company had an additional 102 franchised hotels with 8,221 rooms under construction, awaiting conversion or approved for development in its international system as of March 31, 2010 compared to 111 hotels and 9,114 rooms at March 31, 2009. While the Company’s hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.

A summary of the domestic franchised hotels under construction, awaiting conversion or approved for development at March 31, 2010 and 2009 by brand is as follows:

							Variance
	March 31, 2010			March 31, 2009			Conversion		New Construction		Total
	Conversion	New Construction	Total	Conversion	New Construction	Total	Units	%	Units	%	Units	%
Comfort Inn	43	81	124	48	118	166	(5)	(10%)	(37)	(31%)	(42)	(25%)
Comfort Suites	—	154	154	2	253	255	(2)	(100%)	(99)	(39%)	(101)	(40%)
Sleep Inn	1	115	116	1	151	152	—	0%	(36)	(24%)	(36)	(24%)

Midscale without Food & Beverage	44	350	394	51	522	573	(7)	(14%)	(172)	(33%)	(179)	(31%)

Quality	39	13	52	64	13	77	(25)	(39%)	—	0%	(25)	(32%)
Clarion	16	6	22	27	7	34	(11)	(41%)	(1)	(14%)	(12)	(35%)

Midscale with Food & Beverage	55	19	74	91	20	111	(36)	(40%)	(1)	(5%)	(37)	(33%)

Econo Lodge	39	4	43	35	4	39	4	11%	—	0%	4	10%
Rodeway	33	3	36	48	3	51	(15)	(31%)	—	0%	(15)	(29%)

Economy	72	7	79	83	7	90	(11)	(13%)	—	0%	(11)	(12%)

MainStay	—	39	39	—	36	36	—	NM	3	8%	3	8%
Suburban	—	26	26	—	30	30	—	NM	(4)	(13%)	(4)	(13%)

Extended Stay	—	65	65	—	66	66	—	NM	(1)	(2%)	(1)	(2%)

Ascend Collection	4	4	8	—	1	1	4	NM	3	300%	7	700%
Cambria Suites	—	37	37	—	55	55	—	NM	(18)	(33%)	(18)	(33%)

Total	175	482	657	225	671	896	(50)	(22%)	(189)	(28%)	(239)	(27%)

There was one net domestic franchise termination during the three months ended March 31, 2010, compared to 51 net domestic franchise additions during the three months ended March 31, 2009. Gross domestic franchise additions decreased from 112 for the three months ended March 31, 2009 to 78 for the same period of 2010. New construction hotels represented 28 of the gross domestic additions during the three months ended March 31, 2010 compared to 35 hotels in the same period of the prior year. Gross domestic additions for conversion hotels during the three months ended March 31, 2010 declined by 27 to 50 hotels compared to the same period of the prior year. The Company expects the number of new franchise additions that will open during 2010 to decline from 442 for the year ended December 31, 2009 to approximately 343 hotels. This decline is expected to be primarily driven by new construction units as the lack of available hotel financing due to the current economic environment has impacted the franchise sales efforts.

Domestic franchise terminations increased from 61 in the three months ended March 31, 2009 to 79 for the three months ended March 31, 2010 primarily due to increased terminations related to the removal of hotels that do not meet our brand standards as well as an increase in terminations related to the non-payment of franchise fees. The Company has continued to execute its strategy to replace franchised hotels that do not meet our brand standards or are underperforming in their market. As the competition gets stronger and more focused on limited service franchising, the Company will continue to focus on improving its system of hotels and utilizing the domestic hotels under construction, awaiting conversion or approved for development as a strong platform for continued system growth.

International royalties increased by $0.8 million or 19% from $4.2 million in the first quarter of 2009 to $5.0 million for the same period of 2010 primarily due to foreign currency fluctuations.

New domestic franchise agreements executed in the three months ended March 31, 2010 totaled 55 representing 4,511 rooms compared to 60 agreements representing 5,037 rooms executed in the first quarter of 2009. During the first quarter of 2010, 10 of the executed agreements were for new construction hotel franchises representing 709 rooms compared to 6 contracts representing 429 rooms for the same period a year ago. Conversion hotel executed franchise agreements totaled 45 representing 3,802 rooms for the three months ended March 31, 2010 compared to 54 agreements representing 4,608 rooms for the same period a year ago. Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise agreements decreased 26% to $1.3 million for the three months ended March 31, 2010 from $1.7 million for the three months ended March 31, 2009. The decline in revenues primarily reflects an 8% decline in the number of executed agreements compared to the prior year, a decline in average initial fee per agreement and a higher proportion of economy brand executed agreements which typically carry a lower initial franchise fee.

Based on the uncertainty around the current economic and credit market conditions, we expect the number of franchise applications received and therefore the number of new franchise agreements executed to remain below levels achieved in the most recent pre-economic recessionary periods. We believe this trend is likely to continue while the lodging industry experiences negative operating conditions and the availability of hotel financing continues to be limited. During prior lodging industry downturns, we experienced an increase in the number of new domestic franchise agreements from conversion hotels. While we believe that a greater percentage of new contracts will result from conversion hotel agreements, the length and breadth of the current economic crisis and the disruption of the credit markets could result in a prolonged downturn in the number of both conversion and new construction hotel contracts executed. This trend could have a material adverse affect on our financial results.

A summary of executed domestic franchise agreements by brand for the three months ended March 31, 2010 and 2009 is as follows:

	For the Three Months Ended March 31, 2010			For the Three Months Ended March 31, 2009			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	1	8	9	—	7	7	NM	14%	29%
Comfort Suites	2	—	2	1	1	2	100%	(100%)	0%
Sleep	2	—	2	2	—	2	0%	NM	0%

Midscale without Food & Beverage	5	8	13	3	8	11	67%	0%	18%

Quality	1	11	12	1	23	24	0%	(52%)	(50%)
Clarion	—	3	3	—	6	6	NM	(50%)	(50%)

Midscale with Food & Beverage	1	14	15	1	29	30	0%	(52%)	(50%)

Econo Lodge	—	10	10	—	9	9	NM	11%	11%
Rodeway	1	11	12	1	7	8	0%	57%	50%

Economy	1	21	22	1	16	17	0%	31%	29%

MainStay	2	—	2	—	1	1	NM	(100%)	100%
Suburban	1	—	1	—	—	—	NM	NM	NM

Extended Stay	3	—	3	—	1	1	NM	(100%)	200%

Ascend Collection	—	2	2	—	—	—	NM	NM	NM
Cambria Suites	—	—	—	1	—	1	(100%)	NM	(100%)

Total Domestic System	10	45	55	6	54	60	67%	(17%)	(8%)

Relicensing fees include fees charged to the new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system as well as fees required to renew expiring franchise contracts. Relicensing and renewal contracts declined 53% from 38 in the first quarter of 2009 to 18 for the three months ended March 31, 2010. As a result of the decline in contracts, relicensing revenues declined $0.3 million from $0.9 million for the three months ended March 31, 2009 to $0.6 million for the three months ended March 31, 2010. The Company’s relicensing activity in 2010 and beyond is dependent on the availability and cost of capital as well as the presence of an active real estate market for hotel transactions.

Selling, General and Administrative Expenses: The cost to operate the franchising business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $21.8 million for the three months ended March 31, 2010, a $0.4 million or 2% increase from the three months ended March 31, 2009. Adjusted SG&A costs, which exclude certain items described above, for the three months ended March 31, 2010 totaled $21.5 million compared to adjusted SG&A of $21.1 million for the same period of the prior year.

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

Total marketing and reservation revenues were $58.8 million and $62.0 million for the three months ended March 31, 2010 and 2009, respectively. Depreciation and amortization attributable to marketing and reservation activities was $2.7 million and $2.4 million for the three months ended March 31, 2010 and 2009, respectively. Interest expense attributable to reservation activities was approximately $0.1 million for both the three month periods ended March 31, 2010 and 2009. As of March 31, 2010 and December 31, 2009, the Company’s balance sheet includes a receivable of $25.2 million and $19.2 million, respectively from cumulative marketing expenses incurred in excess of cumulative marketing fee revenues earned. As of March 31, 2010 and December 31, 2009, the Company’s balance sheet includes a receivable from cumulative reservation expenses incurred in excess of cumulative reservation fee revenues earned totaling $22.3 million and $14.7 million, respectively. These receivables are recorded as an asset in the financial statements as the Company has the contractual authority to require that the franchisees in the system at any given point repay the Company for any deficits related to marketing and reservation activities. The Company’s current franchisees are legally obligated to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue. The Company has no present intention to accelerate repayment of the deficit from current franchisees. Conversely, cumulative reservation and marketing fees not expended are recorded as a payable in the financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements.

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

Other Income and Expenses, Net: Other income and expenses, net, increased $3.0 million to income of $0.8 million for the three months ended March 31, 2010 compared to an expense of $2.2 million in the same period of the prior year. Interest expense decreased from $1.5 million for the three months ended March 31, 2009 to $0.6 million for the same period of 2010. Interest expense decreased due to a decline in the Company’s weighted average interest rate from 1.6% as of March 31, 2009 to 0.6% as of March 31, 2010, as well as lower outstanding borrowings. The decline in the weighted average interest rate is due to lower variable borrowing costs on the Company’s $350 million senior unsecured revolving credit agreement.

Interest and other investment income increased $1.9 million primarily due to the appreciation in the fair value of investments held in the Company’s non-qualified employee benefit plans compared to decline in the fair value of these investments in the prior year. As discussed in the accompanying critical accounting policies, the Company sponsors two non-qualified retirement and savings plans: the Non-Qualified Plan and the EDCP plan. The fair value of the Non-Qualified Plan investments increased $0.3 million during the three months ended March 31, 2010 compared to a $0.2 million decline in fair value during the three months ended March 31 2009. The fair value of the Company’s investments held in the EDCP plan appreciated $0.5 million during the three months ended March 31, 2010 compared to a decline in fair value of $0.7 million during the same period of the prior year.

The Company accounts for the Non-Qualified Plan in accordance with accounting for deferred compensation arrangements when investments are held in a rabbi trust and invested. As a result, the Company also recognizes compensation expense in SG&A related to changes in the fair value of investments held in the Non-Qualified Plan, excluding investments in the Company’s stock. Therefore, during the three months ended March 31, 2010, the Company recognized additional SG&A expense totaling $0.4 million. During the three months ended March 31, 2009, the Company’s SG&A expense was reduced by $0.3 million due to the decline in fair value of these investments.

Income Taxes: The Company’s effective income tax rate was 35.9% for the three months ended March 31, 2010, compared to an effective income tax rate of 36.3% for the three months ended March 31, 2009. The effective income tax rate for the three months ended March 31, 2010, declined from the same period of the prior year primarily due to a decline in the Company’s foreign income tax liability. Depending upon the outcome of certain income tax contingencies, up to an additional $2.1 million of additional tax benefits may be reflected in our 2010 results of operations from the resolution of tax contingency reserves.

Net income: Net income for the three months ended March 31, 2010 decreased by 3% to $15.8 million from $16.3 million in the same period of the prior year. Adjusted net income, as adjusted for certain items described above, declined $0.5 million or 3% to $16.0 million for the three months ended March 31, 2010 from $16.5 million for the same period of the prior year.

Diluted EPS: Diluted EPS declined $0.01 per share from $0.27 for the three months ended March 31, 2009 to $0.26 for 2010. Adjusted diluted EPS, which excludes certain items described above, totaled $0.27 for the three months ended March 31, 2010 compared to $0.27 for the same period of the prior year.

Liquidity and Capital Resources

Net cash provided by operating activities declined $3.5 million to $7.0 million for the three months ended March 31, 2010 from $10.5 million for the same period of 2009. The decline in cash flows from operating activities primarily reflects the decline in operating income as well as the timing of working capital items.

Net cash advanced for marketing and reservations activities totaled $10.9 million and $10.4 million during the three months ended March 31, 2010 and 2009, respectively. Cash advances during the three months ended March 31, 2010 related primarily to planned increases in advertising and promotional cost spending versus fees collected, investments in information technology initiatives as well as the seasonality of the business. Based on the current economic conditions, the Company expects marketing and reservation activities to be a net use of cash ranging between $15 million and $20 million in 2010.

Cash utilized for investing activities totaled $6.3 million and $3.9 million for the three months ended March 31, 2010 and 2009, respectively. The increase in cash utilized for investing activities was primarily due to an increase in capital expenditures. During the three months ended March 31, 2010 and 2009, capital expenditures totaled $4.6 million and $2.1 million, respectively. Capital expenditures for 2010 primarily include upgrades of system-wide property and yield management systems, improvements to Company facilities and information systems infrastructure and the purchase of computer software and equipment.

The Company occasionally provides financing to franchisees for property improvements, hotel development efforts and other purposes. During the three months ended March 31, 2010 and 2009, the Company advanced $0.5 million and $0.9 million, respectively for these purposes. At March 31, 2010, the Company had commitments to extend an additional $5.5 million for these purposes provided certain conditions are met by its franchisees, of which $1.8 million is expected to be advanced in the next twelve months.

Financing cash flows relate primarily to the Company’s borrowings under its credit lines, treasury stock purchases and dividends. On June 16, 2006, the Company entered into a new $350 million senior unsecured revolving credit agreement (the “Revolver”), with a syndicate of lenders. The Revolver allows the Company to borrow, repay and reborrow revolving loans up to $350 million (which includes swingline loans for up to $20 million and standby letters of credit of up to $30 million) until the scheduled maturity date of June 16, 2011. The Company has the ability to request an increase in available borrowings under the Revolver by an additional amount of up to $150 million by obtaining the agreement of the existing lenders to increase their lending commitments or by adding additional lenders. The rate of interest generally applicable for revolving loans under the Revolver is, at the Company’s option, equal to either (i) the greater of the prime rate or the federal funds effective rate plus 50 basis points, or (ii) an adjusted LIBOR rate plus a margin between 22 and 70 basis points based on the Company’s credit rating. The Revolver requires the Company to pay a quarterly facility fee, based upon the credit rating of the Company, at a rate between 8 and 17 1/2 basis points, on the full amount of the commitment (regardless of usage). The Revolver also requires the payment of a quarterly usage fee, based upon the credit rating of the Company, at a rate between 10 and 12 1/2 basis points, on the amount outstanding under the commitment, excluding swingline loans, at all times when the amount borrowed under the Revolver exceeds 50% of the total commitment. As of March 31, 2010, the Company had $293.9 million of revolving loans outstanding pursuant to the Revolver.

The Revolver includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage. The Revolver also restricts the Company’s ability to make certain investments, incur certain debt, and dispose of assets, among other restrictions. The maximum leverage ratio requires the Company to maintain a consolidated indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio, as defined in the

Revolver, of less than 3.25x. At March 31 2010, the Company maintained a ratio of approximately 1.8x. Furthermore, the Revolver requires the Company to maintain a consolidated EBITDA to interest expense ratio of at least 3.75x. At March 31, 2010, the Company maintained a ratio of approximately 42.8x. At March 31, 2010, the Company was in compliance with all covenants under the Revolver.

The proceeds of the Revolver are used for general corporate purposes, including working capital, debt repayment, stock repurchases, dividends and investments.

The Company has a line of credit with a bank through August 31, 2010 providing up to an aggregate of $5 million of borrowings, which is due upon demand. Borrowings under the line of credit bear interest at the lender’s sole option at either of the following rates (i) prime rate or (ii) LIBOR rate plus 0.80% per annum; due monthly and upon demand for final payment. As of March 31, 2010, no amounts were outstanding pursuant to this line of credit.

As of March 31, 2010, total debt outstanding for the Company was $293.9 million. No outstanding debt amounts at March 31, 2010 were scheduled to mature during the twelve months ending March 31, 2011.

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

On February 16, 2010, the Company’s board of directors declared a cash dividend of $0.185 per share (or approximately $11.0 million in the aggregate), which was paid on April 16, 2010 to shareholders of record on April 5, 2010.

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

During the three months ended March 31, 2010, the Company repurchased 0.2 million shares of its common stock under the share repurchase program at a total cost of $6.9 million for an average price of $31.75 per share. Since the program’s inception through March 31, 2010, we have repurchased 43.1 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.0 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 76.1 million shares at an average price of $13.33 per share through March 31, 2010. At March 31, 2010 the Company had 3.6 million shares remaining under the current stock repurchase authorization. Upon completion of the current authorization, our board of directors will evaluate the propriety of additional share repurchases.

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

During the three months ended March 31, 2010, the Company recorded one-time employee termination charges totaling $0.8 million in SG&A and marketing and reservation expenses. These charges related to salary and benefits continuation payments for employees separating from service with the Company. At March 31, 2010, the Company had approximately $0.5 million of these salary and benefits continuation payments remaining to be remitted. In addition, the Company has approximately $3.8 million of benefits remaining to be paid on termination benefits incurred during prior years. The Company expects to remit $3.3 million of the remaining $4.3 million of benefits payable during the next twelve months. In addition, the Company expects to satisfy approximately $3.1 million of deferred compensation and retirement plan obligations during the next twelve months.

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

Critical Accounting Policies

Our accounting policies comply with principles generally accepted in the United States. We have described below those policies that we believe are critical or require the use of complex judgment or significant estimates in their application. Additional discussion of these policies is included in Note 1 to our consolidated financial statements as of and for the year ended December 31, 2009 included in our Annual Report on Form 10-K.

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

The Company may also enter into master development agreements (“MDAs”) with developers that grant limited exclusive development rights and preferential franchise agreement terms for one-time, non-refundable fees. When these fees are not contingent upon the number of agreements executed under the MDA, the Company recognizes the up-front fees over the MDA’s contractual life. Fees that are contingent upon the execution of franchise agreements under the MDA are recognized upon execution of the franchise agreement.

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

The Company has established a recognition threshold a tax position is required to meet before being recognized in the financial statements. As of March 3, 2010, the Company had $4.2 million of total unrecognized tax benefits of which $2.5 million would affect the consolidated statements of income if recognized. We have reviewed our uncertain income tax positions and the Company believes it is reasonably possible it will recognize tax benefits of up to $2.1 million within the next twelve months. This is due to the anticipated lapse of applicable statutes of limitations regarding state tax positions and stock-based compensation deductions.

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

In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan (“EDCP”) which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust. A participant may elect an investment return of either the annual yield of the Moody’s Average Corporate Bond Rate Yield Index plus 300 basis points, or a return based on a selection of available diversified investment options. Effective January 1, 2010, the Moody’s Average Corporate Bond Rate Yield Index plus 300 basis points is no longer an investment option for salary deferrals made on compensation earned after December 31, 2009. As of March 31, 2010 and December 31, 2009, the Company recorded a deferred compensation liability of $16.8 million and $17.6 million, respectively related to these deferrals and credited investment returns. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. Compensation expense recorded in SG&A for both the three months ended March 31, 2010 and 2009 were $0.2 million.

The Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that partially offset the earnings credited to the participants. The diversified investments held in the trusts totaled $12.3 million and $10.9 million as of March 31, 2010 and December 31, 2009, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore, the changes in the fair value of the diversified assets is included in other income and expenses, net in the accompanying statements of income. The Company recorded investment gains (losses) during the three months ended March 31, 2010 and 2009 totaling $0.5 million and ($0.7 million), respectively.

In 1997, the Company adopted the Choice Hotels International, Inc. Nonqualified Retirement Savings and Investment Plan (“Non-Qualified Plan”). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. As of March 31, 2010 and December 31, 2009, the Company had recorded a deferred compensation liability of $10.9 million and $11.0 million, respectively related to these deferrals. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. The net increase (decrease) in compensation expense recorded in SG&A for the three months ended March 31, 2010 and 2009 was $0.4 million and ($0.3) million, respectively.

The diversified investments held in the trusts were $10.0 million and $10.1 million as of March 31, 2010 and December 31, 2009, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other income and expenses, net in the accompanying statements of income. The Company recorded investment gains (losses) during the three months ended March 31, 2010 and 2009 of $0.3 million and ($0.2) million, respectively. In addition, the Non-Qualified Plan held shares of the Company’s common stock with a market value of $0.9 million at both March 31, 2010 and December 31, 2009.

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

Several factors could cause actual results, performance or achievements of the Company to differ materially from those expressed in or contemplated by the forward-looking statements. Such risks include, but are not limited to, changes to general, domestic and foreign economic conditions; operating risks common in the lodging and franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees; our ability to keep pace with improvements in technology utilized for reservations systems and other operating systems; fluctuations in the supply and demand for hotels rooms; and our ability to manage effectively our indebtedness, among other factors. These and other risk factors are discussed in detail in Item 1A “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 1, 2010. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company’s foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including in certain circumstances the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which had carrying values of $22.3 million and $20.9 million at March 31, 2010 and December 31, 2009, respectively. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.

At March 31, 2010 and December 31, 2009, the Company had $293.9 million and $277.7 million of debt outstanding at a weighted average effective interest rate of 0.6% and 0.7%, respectively. A hypothetical change of 10% in the Company’s effective interest rate from March 31, 2010 levels would increase or decrease interest expense by $0.2 million. The Company expects to refinance its long-term debt obligations prior to their scheduled maturities.

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

An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.

There has been no change in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2010, that materially affected, or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the three months ended March 31, 2010.

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1),(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2010	57,866	$32.00	45,161	3,795,473
February 28, 2010	222,432	31.64	171,400	3,624,073
March 31, 2010	1,396	34.73	—	3,624,073

Total	281,694	$31.73	216,561	3,624,073

(1)	The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998. The program has no fixed dollar amount or expiration date.
(2)

During the three months ended March 31 2010, the Company redeemed 65,133 shares of common stock from employees to satisfy minimum tax-withholding requirements related to the vesting of restricted stock and performance vested restricted stock unit grants. These redemptions were not part of the board repurchase authorization.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number and Description

Exhibit Number	Description

3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

3.02(b)	Amended and Restated Bylaws of Choice Hotels International, Inc.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Filed herewith
(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Registration Statement on Form S-4, filed August 31, 1998 (Reg. No. 333-62543).
(b)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels international, Inc.’s Current Report on Form 8-K dated February 15, 2010, filed February 16, 2010.

(b) Reports on Form 8-K

The Company filed a report on Form 8-K, dated January 5, 2010, reporting that on January 5, 2010, the Company’s President and Chief Executive Officer and other members of the Company’s senior management team provided an update on the Company’s business operations, growth strategies and outlook for 2009 and 2010 via a publicly accessible webcast. The presentation materials contained certain non-GAAP financial measures. A reconciliation of those measures to the most directly related comparable GAAP measures was included in the presentation materials.

The Company filed a report on Form 8-K, dated February 12, 2010, reporting that a press release dated February 11, 2010 had been issued reporting the Company’s earnings for the quarter and year ended December 31, 2009.

The Company filed a report on Form 8-K, dated February 16, 2010 reporting that on February 15, 2010, the Board of Directors unanimously approved an amendment and restatement of the Company’s Bylaws effective immediately. The changes contained in the Amended and Restated Bylaws are intended to address actual or potential inconsistencies between the Bylaws and other relevant corporate documents or with corporate practice, and reflect updates to Delaware corporate law.

The Company filed a report on Form 8-K, dated March 3, 2010, reporting that on March 3, 2010, the Company posted a presentation to its website, www.choicehotels.com, which was scheduled to be presented at the 2010 Deutsche Bank Hospitality and Gaming Conference in New York, New York on March 3, 2010. The materials contained certain non-GAAP financial measures. A reconciliation of those measures to the most directly related comparable GAAP measures was included in the presentation materials.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

Date: April 30, 2010	By:	/s/ David L. White
David L. White
Senior Vice President, Chief Financial Officer & Treasurer