Form 10-Q
period 2010-06-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2010-08-09
CIK 1046311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CLASS	SHARES OUTSTANDING AT JUNE 30, 2010
Common Stock, Par Value $0.01 per share	59,603,015

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUES:
Royalty fees	$57,443	$54,929	$98,464	$98,370
Initial franchise and relicensing fees	2,655	3,993	4,567	6,642
Procurement services	6,611	6,772	9,856	10,162
Marketing and reservation	80,389	75,296	139,229	137,338
Hotel operations	1,109	1,179	1,976	2,297
Other	1,641	1,174	3,177	2,692

Total revenues	149,848	143,343	257,269	257,501

OPERATING EXPENSES:
Selling, general and administrative	22,824	27,076	44,640	48,537
Depreciation and amortization	2,220	2,032	4,392	4,147
Marketing and reservation	80,389	75,296	139,229	137,338
Hotel operations	808	829	1,564	1,614

Total operating expenses	106,241	105,233	189,825	191,636

Operating income	43,607	38,110	67,444	65,865

OTHER INCOME AND EXPENSES, NET:
Interest expense	675	1,265	1,296	2,805
Interest and other investment (income) loss	1,103	(3,173)	26	(2,341)
Equity in net income of affiliates	(195)	(225)	(548)	(443)

Total other income and expenses, net	1,583	(2,133)	774	21

Income before income taxes	42,024	40,243	66,670	65,844
Income taxes	15,013	14,740	23,866	24,033

Net income	$27,011	$25,503	$42,804	$41,811

Weighted average shares outstanding – basic	59,592	60,467	59,553	60,499

Weighted average shares outstanding – diluted	59,676	60,598	59,639	60,708

Basic earnings per share	$0.45	$0.42	$0.72	$0.69

Diluted earnings per share	$0.45	$0.42	$0.72	$0.69

Cash dividends declared per share	$0.185	$0.185	$0.37	$0.37

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 30, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$70,926	$67,870
Receivables (net of allowance for doubtful accounts of $7,779 and $6,886, respectively)	50,342	41,898
Deferred income taxes	7,980	7,980
Other current assets	20,982	10,114

Total current assets	150,230	127,862

Property and equipment, at cost, net	48,422	43,627
Goodwill	66,033	65,813
Franchise rights and other identifiable intangibles, net	22,308	24,559
Receivable – marketing and reservation fees	58,508	33,872
Investments, employee benefit plans, at fair value	20,868	20,931
Deferred income taxes	14,192	14,143
Other assets	9,647	9,230

Total assets	$390,208	$340,037

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Revolving credit facility	$291,100	$0
Accounts payable	42,735	33,859
Accrued expenses	30,442	37,074
Deferred revenue	57,226	51,765
Income taxes payable	17,648	6,310
Deferred compensation and retirement plan obligations	2,461	2,798

Total current liabilities	441,612	131,806

Long-term debt	0	277,700
Deferred compensation and retirement plan obligations	33,348	34,956
Other liabilities	12,283	9,787

Total liabilities	487,243	454,249

Commitments and Contingencies

SHAREHOLDERS’ DEFICIT
Common stock, $0.01 par value, 160,000,000 shares authorized; 95,345,362 shares issued at June 30, 2010 and December 31, 2009 and 59,603,015 and 59,541,106 shares outstanding at June 30, 2010 and December 31, 2009, respectively	596	595
Additional paid-in capital	89,130	90,731
Accumulated other comprehensive income (loss)	(850)	333
Treasury stock (35,742,347 and 35,804,256 shares at June 30, 2010 and December 31, 2009, respectively), at cost	(871,211)	(870,302)
Retained earnings	685,300	664,431

Total shareholders’ deficit	(97,035)	(114,212)

Total liabilities and shareholders’ deficit	$390,208	$340,037

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, IN THOUSANDS)

	Six Months Ended June 30
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42,804	$41,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,392	4,147
Provision for bad debts	1,637	743
Non-cash stock compensation and other charges	5,297	6,601
Non-cash interest and other (income) loss	307	(2,107)
Dividends received from equity method investments	148	488
Equity in net income of affiliates	(548)	(443)
Changes in assets and liabilities, net of acquisitions:
Receivables	(10,061)	(1,774)
Receivable – marketing and reservation fees, net	(17,996)	(19,513)
Accounts payable	9,043	1,523
Accrued expenses	(6,601)	(7,167)
Income taxes payable/receivable	11,492	20,093
Deferred income taxes	(55)	0
Deferred revenue	5,475	6,083
Other assets	(4,307)	1,574
Other liabilities	577	(3,685)

Net cash provided by operating activities	41,604	48,374

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(12,249)	(4,989)
Acquisitions, net of cash acquired	(466)	0
Issuance of notes receivable	(8,008)	(1,329)
Collections of notes receivable	37	125
Purchases of investments, employee benefit plans	(1,204)	(2,464)
Proceeds from sale of investments, employee benefit plans	836	1,171
Other items, net	(361)	(246)

Net cash used in investing activities	(21,415)	(7,732)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings pursuant to revolving credit facility	13,400	19,700
Purchase of treasury stock	(9,242)	(36,350)
Excess tax benefits from stock-based compensation	12	2,033
Dividends paid	(21,924)	(22,321)
Proceeds from exercise of stock options	1,315	4,603

Net cash used in financing activities	(16,439)	(32,335)

Net change in cash and cash equivalents	3,750	8,307
Effect of foreign exchange rate changes on cash and cash equivalents	(694)	823
Cash and cash equivalents at beginning of period	67,870	52,680

Cash and cash equivalents at end of period	$70,926	$61,810

Supplemental disclosure of cash flow information:
Cash payments during the period for:
Income taxes, net of refunds	$11,921	$1,485
Interest	$1,341	$3,258
Non-cash financing activities:
Declaration of dividends	$21,934	$22,207
Issuance of restricted shares of common stock	$9,083	$6,931
Issuance of performance vested restricted stock units	$256	$461
Issuance of treasury stock to employee stock purchase plan	$314	$301

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Company Information and Significant Accounting Policies

The accompanying unaudited consolidated financial statements of Choice Hotels International, Inc. and subsidiaries (together the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (which include any normal recurring adjustments) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The year end balance sheet information was derived from audited financial statements, but does not include all disclosures required by GAAP. The Company believes the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2009 and notes thereto included in the Company’s Form 10-K, filed with the SEC on March 1, 2010 (the “10-K”). Interim results are not necessarily indicative of the entire year results because of seasonal variations. All intercompany transactions and balances between Choice Hotels International, Inc. and its subsidiaries have been eliminated in consolidation.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. As of June 30, 2010 and December 31, 2009, $5.7 million and $6.4 million, respectively, of book overdrafts representing outstanding checks in excess of funds on deposit are included in accounts payable in the accompanying consolidated balance sheets.

The Company maintains cash balances in domestic banks, which at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation. In addition, the Company also maintains cash balances in international banks which do not provide deposit insurance.

Recently Adopted Accounting Guidance

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements,” (“ASU 2010-06”) to require new disclosures and clarify existing disclosures relating to fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this standard did not have and is not expected to have an effect on the Company’s consolidated balance sheets, results of operations, or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)”, or ASU No. 2009-17, now included in FASB Accounting Standards Codification (“ASC”) 810-10, “Consolidation”, which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. This guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, this guidance provides more timely and useful information about an enterprise’s involvement with a variable interest entity. The Company adopted this guidance on January 1, 2010. The adoption of these provisions did not have an impact on our consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

2. Other Current Assets

Other current assets consist of the following:

	June 30, 2010	December 31, 2009
	(In thousands)
Prepaid expenses	$8,145	$7,014
Notes receivable (See Note 3)	8,874	2,378
Land held for sale	2,991	—
Other	972	722

Total	$20,982	$10,114

3. Notes Receivable

	June 30, 2010	December 31, 2009
	(In thousands)
Forgivable notes receivable	$7,080	$7,432
Mezzanine and other notes receivables	19,766	12,345

	26,846	19,777
Loan reserves	(9,733)	(9,531)

Total	$17,113	$10,246

Current portion, net	$8,874	$2,378
Long-term portion, net	8,239	7,868

Total	$17,113	$10,246

The Company classifies notes receivable due within one year as current assets and notes receivable with a maturity greater than one year as other assets in the Company’s consolidated balance sheets.

Forgivable Notes Receivable

From time to time, the Company provides financing to franchisees for property improvements and other purposes in the form of forgivable promissory notes. The terms of the notes typically range from 3 to 10 years, bearing market interest rates, and are forgiven and amortized over that time period if the franchisee remains in the system in good standing. As of June 30, 2010 and December 31, 2009, the unamortized balance of these notes totaled $7.1 million and $7.4 million, respectively. The Company recorded an allowance for credit losses on these forgivable notes receivable of $0.7 million at both June 30, 2010 and December 31, 2009. Amortization expense included in the accompanying consolidated statements of income related to the notes was $0.5 million and $1.0 million for the three and six months ended June 30, 2010, respectively. Amortization expense for the three and six months ended June 30, 2009 relating to the notes was $0.5 million and $1.0 million, respectively. At June 30, 2010, the Company had commitments to extend an additional $4.8 million in forgivable notes receivable provided certain commitments are met by its franchisees.

Mezzanine and Other Notes Receivable

The Company has provided financing to franchisees in support of the development of properties in key markets. These notes include non-interest bearing receivables as well as notes bearing market interest and are due upon maturity. Interest income associated with these notes receivable is reflected in the accompanying consolidated statements of income under the caption interest and other investment (income) loss. The Company does not accrue interest on notes receivable that are impaired. At June 30, 2010, notes receivable advanced totaled $19.8 million of which $10.8 million was determined to be impaired at June 30, 2010. The Company has recorded an $8.6 million allowance for credit losses on these impaired loans at both June 30, 2010 and December 31, 2009. In addition, at June 30, 2010 and December 31, 2009, the Company had provided loan reserves on non-impaired loans totaling $0.4 million and $0.2 million, respectively. The Company records bad debt expense in SG&A expenses in the accompanying consolidated statements of income. At June 30, 2010, the Company had a commitment to extend an additional $2.1 million in mezzanine and other notes receivables provided certain conditions are met.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

4. Receivable – Marketing and Reservation Fees

As of June 30, 2010 and December 31, 2009, the Company’s balance sheet includes a receivable of $32.3 million and $19.2 million, respectively from cumulative marketing expenses incurred in excess of cumulative marketing fee revenues earned. The reservation fees receivable related to cumulative reservation expenses incurred in excess of cumulative reservation fee revenues earned was $26.2 million and $14.7 million at June 30, 2010 and December 31, 2009, respectively. Depreciation and amortization expense attributable to marketing and reservation activities was $3.4 million and $2.5 million for the three months ended June 30, 2010 and 2009, respectively. Depreciation and amortization expense attributable to marketing and reservation activities was $6.1 million and $4.9 million for the six months ended June 30, 2010 and 2009, respectively. Interest expense attributable to reservation activities was approximately $0.1 million for both the three months ended June 30, 2010 and 2009, while interest expense attributable to reservation activities was approximately $0.2 million for both the six months ended June 30, 2010 and 2009.

5. Deferred Revenue

Deferred revenue consists of the following:

	June 30, 2010	December 31, 2009
	(In thousands)
Loyalty programs	$53,211	$47,832
Initial, relicensing and franchise fees	2,489	2,160
Procurement service fees	947	884
Other	579	889

Total	$57,226	$51,765

6. Debt

On June 16, 2006, the Company entered into a $350 million senior unsecured revolving credit agreement (the “Revolver”), with a syndicate of lenders. The Revolver allows the Company to borrow, repay and reborrow revolving loans up to $350 million (which includes swingline loans for up to $20 million and standby letters of credit of up to $30 million) until the scheduled maturity date of June 16, 2011. The Company has the ability to request an increase in available borrowings under the Revolver by an additional amount of up to $150 million by obtaining the agreement of the existing lenders to increase their lending commitments or by adding additional lenders. The rate of interest generally applicable for revolving loans under the Revolver is, at the Company’s option, equal to either (i) the greater of the prime rate or the federal funds effective rate plus 50 basis points, or (ii) an adjusted LIBOR rate plus a margin between 22 and 70 basis points based on the Company’s credit rating. The Revolver requires the Company to pay a quarterly facility fee, based upon the credit rating of the Company, at a rate between 8 and 17 1/2 basis points, on the full amount of the commitment (regardless of usage). The Revolver also requires the payment of a quarterly usage fee, based upon the credit rating of the Company, at a rate between 10 and 12 1/2 basis points, on the amount outstanding under the commitment, excluding swingline loans, at all times when the amount borrowed under the Revolver exceeds 50% of the total commitment. The Revolver includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage. The Revolver also restricts the Company’s ability to make certain investments, incur certain debt, and dispose of assets, among other restrictions. As of June 30, 2010, the Company had $291.1 million of revolving loans outstanding pursuant to the Revolver and the Company was in compliance with all covenants.

The Company has a line of credit with a bank through August 31, 2010 providing up to an aggregate of $5 million of borrowings, which is due upon demand. Borrowings under the line of credit bear interest at the lender’s sole option at either of the following rates (i) prime rate or (ii) LIBOR rate plus 0.80% per annum; due monthly and upon demand for final payment. As of June 30, 2010, no amounts were outstanding pursuant to this line of credit.

As of June 30, 2010, total debt outstanding for the Company was $291.1 million and has been classified as a current liability due to the scheduled maturity of the Company’s Revolver on June 16, 2011.

7. Acquisition of Choice Hospitality (India) Ltd.

In the first quarter of 2010, the Company acquired the remaining 60% ownership interest in one of the Company’s master franchisees, Choice Hospitality (India) Ltd. (“CHN”), which conducts franchising operations in the Republics of India, Sri Lanka, Maldives and

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

8. Pension Plan

The Company sponsors an unfunded non-qualified defined benefit plan (“SERP”) for certain senior executives. No assets are held with respect to the plan; therefore benefits are funded as paid to participants. For the three months ended June 30, 2010 and June 30, 2009, the Company recorded $0.1 million and $0.3 million, respectively, for the expenses related to the SERP which are included in SG&A expense in the accompanying consolidated statements of income. The expenses related to the SERP for the six month periods ended June 30, 2010 and 2009 are $0.3 million and $0.6 million, respectively. Benefit payments totaling $0.4 million are currently scheduled to be remitted within the next twelve months.

The following table presents the components of net periodic benefit costs for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2010	2009	2010	2009
Components of net periodic pension cost:
Service cost	$—	$101	$—	$202
Interest cost	134	148	269	296
Amortization:
Prior service cost	—	58	—	115

Net periodic pension cost	$134	$307	$269	$613

The net periodic pension costs for the year ended December 31, 2010 are projected to decline from the prior year due to the amendment of the SERP, effective December 31, 2009, which froze participant benefits. As a result of freezing the benefits future service costs and unrecognized prior service cost amortizations have been eliminated. The 2010 monthly net periodic pension costs are approximately $45,000. The components of projected pension costs for the year ended December 31, 2010 are as follows:

(in thousands)
Components of net periodic pension cost:
Service cost	$—
Interest cost	538
Amortizations:
(Gain)/Loss	—
Prior service cost	—

Net periodic pension cost	$538

The following is a reconciliation of the changes in the projected benefit obligation for the six months ended June 30, 2010:

(in thousands)
Projected benefit obligation, December 31, 2009	$9,176
Service cost	—
Interest cost	269
Benefit payments	(198)

Projected benefit obligation, June 30, 2010	$9,247

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The amounts in accumulated other comprehensive income (loss) that have not yet been recognized as components of net periodic benefit costs at June 30, 2010 are as follows:

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

In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan (“EDCP”) which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust. Prior to January 1, 2010, participants could elect an investment return of either the annual yield of the Moody’s Average Corporate Bond Yield Index plus 300 basis points or a return based on a selection of available diversified investment options. Effective January 1, 2010, the Moody’s Average Corporate Bond Rate Yield Index plus 300 basis points is no longer an investment option for salary deferrals made on compensation earned after December 31, 2009. As of June 30, 2010 and December 31, 2009, the Company recorded a deferred compensation liability of $16.6 million and $17.6 million, respectively related to these deferrals and credited investment returns. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. Compensation expense recorded in SG&A for the three months ended June 30, 2010 and 2009 were $0.1 million and $0.3 million, respectively. Compensation expense recorded in SG&A for the six months ended June 30, 2010 and 2009 was $0.3 million and $0.5 million, respectively.

The Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that partially offset the earnings credited to the participants. The diversified investments held in the trusts totaled $11.6 million and $10.9 million as of June 30, 2010 and December 31, 2009, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore, the changes in the fair value of the diversified assets is included in other income and expenses, net in the accompanying statements of income. The Company recorded investment gains (losses) during the three months ended June 30, 2010 and 2009 totaling ($0.7 million) and $2.2 million, respectively. The Company recorded investment gains (losses) during the six months ended June 30, 2010 and 2009 totaling ($0.2 million) and $1.4 million, respectively.

In 1997, the Company adopted the Choice Hotels International, Inc. Nonqualified Retirement Savings and Investment Plan (“Non-Qualified Plan”). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. As of June 30, 2010 and December 31, 2009, the Company had recorded a deferred compensation liability of $10.0 million and $11.0 million, respectively related to these deferrals. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. The net increase (decrease) in compensation expense recorded in SG&A for the three months ended June 30, 2010 and 2009 was ($0.7 million) and $1.0 million, respectively. The net increase (decrease) in compensation expense recorded in SG&A for the six months ended June 30, 2010 and 2009 was ($0.3 million) and $0.7 million, respectively.

The diversified investments held in the trusts were $9.2 million and $10.1 million as of June 30, 2010 and December 31, 2009, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other income and expenses, net in the accompanying statements of income. The Company recorded investment gains (losses) during the three months ended June 30, 2010 and 2009 of ($0.6 million) and $1.0 million, respectively. The Company recorded investment gains (losses) during the six months ended June 30, 2010 and 2009 of ($0.2 million) and $0.8 million, respectively. In addition, the Non-Qualified Plan held shares of the Company’s common stock with a market value of $0.8 million and $0.9 million at June 30, 2010 and December 31, 2009, respectively.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

10. Fair Value Measurements

The Company estimates the fair value of our financial instruments utilizing a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. There have been no significant transfers into or out of Level 1 or Level 2 inputs. The following summarizes the three levels of inputs, as well as the assets that the Company values using those levels of inputs:

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

Assets (in thousands)	Fair Value Measurements at Reporting Date Using
	June 30, 2010	Level 1	Level 2	Level 3
As of June 30, 2010
Investments, employee benefits plans, at fair value	$20,868	$18,610	$2,258	$—

As of December 31, 2009
Investments, employee benefit plans, at fair value	$20,931	$18,505	$2,426	$—

None of the Company’s financial assets currently covered by the disclosure provisions are measured at fair value using significant unobservable inputs. There were no significant transfers in and out of Level 1 and 2 fair value measurements during the three and six months ended June 30, 2010.

11. Income Taxes

The effective income tax rate was 35.7% and 36.6% for the three months ended June 30, 2010 and June 30, 2009, respectively. The effective income tax rate was 35.8% and 36.5% for the six months ended June 30, 2010 and June 30, 2009, respectively. These rates differ from the U.S. federal statutory rate of 35% primarily due to state income taxes, partially offset by the effect of foreign operations.

As of both June 30, 2010 and December 31, 2009, the Company had $4.2 million of total unrecognized tax benefits of which approximately $2.5 million would affect the effective tax rate if recognized. These unrecognized tax benefits relate principally to state tax positions and stock-based compensation deductions. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the consolidated statement of income. Accrued interest and penalties included in other liabilities on the Company’s consolidated balance sheet were $1.0 million and $0.8 million at June 30, 2010 and December 31, 2009, respectively. The Company believes it is reasonably possible it will recognize tax benefits of up to $2.1 million within the next twelve months related to the anticipated lapse of applicable statutes of limitations regarding state tax positions and stock-based compensation deductions.

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

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

12. Share-Based Compensation and Capital Stock

Stock Options

The Company granted 12,649 and 10,310 options to certain employees of the Company at a fair value of $0.2 million and $0.1 million for the three month periods ended June 30, 2010 and 2009, respectively. The Company granted 0.3 million and 0.5 million options to certain employees of the Company at a fair value of $2.6 million and $3.8 million during the six months ended June 30, 2010 and 2009, respectively. The stock options granted by the Company had an exercise price equal to the market price of the Company’s common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2010 Grants	2009 Grants
Risk-free interest rate	2.19%	1.81%
Expected volatility	41.92%	39.63%
Expected life of stock option	4.4 years	4.4 years
Dividend yield	2.26%	2.75%
Requisite service period	4 years	4 years
Contractual life	7 years	7 years
Weighted average fair value of options granted	$10.07	$7.36

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

The aggregate intrinsic value of the stock options outstanding and exercisable at June 30, 2010 was $4.8 million and $3.5 million, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2010 and 2009 was $0.2 million and $3.8 million, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2010 and 2009 was $0.9 million and $8.6 million, respectively.

The Company received $0.7 million and $1.9 million in proceeds from the exercise of approximately 23,992 and 0.2 million employee stock options during the three month periods ended June 30, 2010 and 2009, respectively. The Company received $1.3 million and $4.6 million in proceeds from the exercise of approximately 0.1 million and 0.5 million employee stock options during the six month periods ended June 30, 2010 and 2009, respectively.

Restricted Stock

The following table is a summary of activity related to restricted stock grants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Restricted share grants	24,564	32,120	274,954	254,729
Weighted average grant date fair value per share	$37.46	$29.50	$33.03	$27.21
Aggregate grant date fair value ($000)	$920	$948	$9,083	$6,931
Restricted shares forfeited	635	1,582	8,829	11,137
Vesting service period of shares granted	3-4 years	3-4 years	3-4 years	3-4 years
Grant date fair value of shares vested ($000)	$1,574	$1,428	$5,748	$5,257

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

The following table is a summary of activity related to PVRSU grants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Performance vested restricted stock units granted at target	—	—	33,517	9,588
Weighted average grant date fair value per share	$—	$—	$32.60	$26.88
Aggregate grant date fair value ($000)	$—	$—	$1,093	$258
Stock units forfeited	—	—	9,650	4,011
Requisite service period	—	—	3 years	2 years

During the six months ended June 30, 2010, PVRSU grants totaling 10,880 vested at a fair value of $0.3 million. These PVRSU grants were initially granted at a target of 15,541 units, however, since the Company achieved only 70% of the targeted performance conditions contained in the stock awards granted in prior periods, 4,661 shares out of the initial grant were forfeited. In addition, during the six months ended June 30, 2010, 4,989 units were forfeited since the performance targets of the applicable PVRSU grant were not achieved. During the six months ended June 30, 2009, PVRSU grants totaling 19,761 vested at a fair value of $0.5 million. These PVRSU grants were initially granted at a target of 14,638 units, however, since the Company exceeded targeted performance conditions contained in the stock awards granted in prior periods by 35%, an additional 5,123 shares were earned and issued. No PVRSU grants vested during the three month periods ended June 30, 2010 and 2009.

A summary of stock-based award activity as of June 30, 2010 and changes during the six months ended are presented below:

	Six Months Ended June 30, 2010
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2010	1,658,844	$30.05		539,341	$31.68	118,385	$34.58
Granted	261,137	32.84		274,954	33.03	33,517	32.60
Exercised/Vested	(65,545)	20.06		(175,954)	33.65	(10,880)	40.65
Forfeited/Expired	(19,661)	8.57		(8,829)	30.73	(9,650)	36.74

Outstanding at June 30, 2010	1,834,775	$31.03	4.8 years	629,512	$31.75	131,372	$33.42

Options exercisable at June 30, 2010	834,880	$30.87	4.0 years

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The components of the Company’s pretax stock-based compensation expense and associated income tax benefits are as follows for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009
Stock options	$0.6	$0.6	$1.2	$1.1
Restricted stock	1.8	1.7	3.5	3.3
Performance vested restricted stock units	0.2	0.2	0.3	0.4

Total	$2.6	$2.5	$5.0	$4.8

Income tax benefits	$1.0	$0.9	$1.9	$1.8

Dividends

On April 29, 2010, the Company’s board of directors declared a quarterly cash dividend of $0.185 per share (or approximately $11.0 million in the aggregate), which was paid on July 16, 2010 to shareholders of record as of July 2, 2010. On February 16, 2010, the Company’s board of directors declared a cash dividend of $0.185 per share (or approximately $11.0 million in the aggregate), which was paid on April 16, 2010 to shareholders of record on April 5, 2010.

On May 4, 2009, the Company’s board of directors declared a quarterly cash dividend of $0.185 per share (or approximately $11.0 million in the aggregate), which was paid on July 17, 2009 to shareholders of record on July 2, 2009. On February 9, 2009, the Company’s board of directors declared a cash dividend of $0.185 per share (or approximately $11.1 million in the aggregate), which was paid on April 17, 2009 to shareholders of record on April 3, 2009.

Stock Repurchase Program

During the three months ended June 30, 2010, the Company did not purchase any shares of common stock under the share repurchase program. During the six months ended June 30, 2010, the Company purchased 0.2 million shares of common stock under the share repurchase program at a total cost of $6.9 million. During the three and six months ended June 30, 2009, the Company purchased 0.6 million and 1.3 million shares of common stock under the share repurchase program at a total cost of $16.8 million and $34.9 million, respectively.

During the three and six months ended June 30, 2010, the Company redeemed 8,563 and 73,696 shares of common stock at a total cost of $0.3 million and $2.4 million, respectively, from employees to satisfy statutory minimum tax requirements from the vesting of restricted stock and PVRSU grants.

During the three and six months ended June 30, 2009, the Company redeemed 6,904 and 55,872 shares of common stock at a total cost of $0.2 million and $1.5 million, respectively, from employees to satisfy statutory minimum tax requirements from the vesting of restricted stock and PVRSU grants.

These redemptions were outside the share repurchase program initiated in June 1998.

13. Comprehensive Income

The differences between net income and comprehensive income are described in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2010	2009	2010	2009
Net income	$27,011	$25,503	$42,804	$41,811
Other comprehensive income (loss), net of tax:
Amortization of pension related costs, net of tax
Prior service costs	—	36	—	72
Foreign currency translation adjustment, net	(1,189)	1,586	(1,183)	1,327

Other comprehensive income (loss), net of tax	(1,189)	1,622	(1,183)	1,399

Comprehensive income	$25,822	$27,125	$41,621	$43,210

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

14. Earnings Per Share

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2010	2009	2010	2009
Computation of Basic Earnings Per Share:
Net income	$27,011	$25,503	$42,804	$41,811
Income allocated to participating securities	(289)	(243)	(442)	(385)

Net income available to common shareholders	$26,722	$25,260	$42,362	$41,426

Weighted average common shares outstanding – basic	58,954	59,891	58,939	59,942

Basic earnings per share	$0.45	$0.42	$0.72	$0.69

Computation of Diluted Earnings Per Share:
Net income	$27,011	$25,503	$42,804	$41,811
Income allocated to participating securities	(289)	(243)	(441)	(385)

Net income available to common shareholders	$26,722	$25,260	$42,363	$41,426

Weighted average common shares outstanding – basic	58,954	59,891	58,939	59,942
Diluted effect of stock options and PVRSUs	84	131	86	209

Weighted average shares outstanding-diluted	59,038	60,022	59,025	60,151

Diluted earnings per share	$0.45	$0.42	$0.72	$0.69

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

At June 30, 2010 and 2009, the Company had 1.8 million and 1.9 million outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the period, unless the stock options would be anti-dilutive. For both the three and six months ended June 30, 2010, the Company excluded 0.6 million of anti-dilutive stock options from the diluted earnings per share calculation. For both the three and six months ended June 30, 2009, the Company excluded 1.0 million of anti- dilutive stock options from the diluted earnings per share calculation.

PVRSUs are also included in the diluted earnings per share calculation assuming the performance conditions have been met at the reporting date. However, at June 30, 2010 and 2009, PVRSUs totaling 131,372 and 120,420, respectively were excluded from the computation since the performance conditions had not been met.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table reconciles the number of shares used in the basic and diluted earnings per share disclosures contained in the consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Weighted average common shares outstanding	58,954	59,891	58,939	59,942
Weighted average participating shares outstanding	638	576	614	557

Weighted average shares outstanding – basic	59,592	60,467	59,553	60,499

Effect of dilutive securities:
Employee stock options and PVRSUs	84	131	86	209

Weighted average shares outstanding – dilutive	59,676	60,598	59,639	60,708

15. Reportable Segment Information

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

The following table presents the financial information for the Company’s franchising segment:

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
(In thousands)	Franchising	Corporate & Other	Consolidated	Franchising	Corporate & Other	Consolidated
Revenues	$148,739	$1,109	$149,848	$142,164	$1,179	$143,343
Operating income (loss)	$52,564	$(8,957)	$43,607	$50,863	$(12,753)	$38,110

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
(In thousands)	Franchising	Corporate & Other	Consolidated	Franchising	Corporate & Other	Consolidated
Revenues	$255,293	$1,976	$257,269	$255,204	$2,297	$257,501
Operating income (loss)	$85,632	$(18,188)	$67,444	$87,360	$(21,495)	$65,865

16. Commitments and Contingencies

The Company is a defendant in a number of lawsuits arising in the ordinary course of business. In the opinion of management and the Company’s legal counsel, the ultimate outcome of any such lawsuit individually will not have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

In June 2010, the Company’s guaranty of a $1 million bank loan to fund a franchisee’s construction of a Cambria Suites in Green Bay, Wisconsin expired.

In June 2008, the Company guaranteed $1 million of a bank loan funding a franchisee’s construction of a Cambria Suites in Columbus, Ohio. The guaranty will terminate on the earlier of (i) the repayment of all outstanding obligations under the bank loan that it supports (the current initial loan term runs through June 2013), or (ii) when the franchisee achieves certain debt service coverage

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

The Company has made commitments to purchase various parcels of real estate to support the development of its brands. Providing certain conditions are met by the seller, the Company expects to acquire these parcels of land for a total price of approximately $9.0 million during the year ended December 31, 2010. Subsequent to June 30, 2010, the Company completed the purchase of one of these parcels of real estate at a total cost of $5.5 million.

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

17. Termination Charges

During six months ended June 30, 2010, the Company recorded one-time employee termination charges totaling $0.7 million in SG&A and marketing and reservation expenses. These charges related to salary and benefits continuation payments for employees separating from service with the Company. At June 30, 2010, the Company had approximately $0.2 million of these salary and benefits continuation payments remaining to be remitted. The Company recorded a $1.2 million charge in SG&A and marketing and reservations expenses related to salary and benefits continuation for terminated employees during the six months ended June 30, 2009. At June 30, 2010 the Company had approximately $2.9 million of benefits remaining to be paid on these termination benefits as well as those incurred prior to January 1, 2009.

At June 30, 2010 and December 31, 2009, approximately $3.2 million and $5.5 million, respectively, of benefits remained unpaid and are included as current and non-current liabilities in the Company’s consolidated financial statements. At June 30, 2010, the Company expects $2.4 million of these benefits to be paid within the next twelve months.

18. Future Adoption of Accounting Standards

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition: Multiple-Deliverable Arrangements” now included in ASC 605-25, “Revenue Recognition”. This guidance modifies the fair value requirements of revenue recognition on multiple element arrangements by allowing the use of the “best estimate of selling price” in addition to vendor specific objective evidence and third-party evidence for determining the selling price of a deliverable. ASU 2009-13 also establishes a selling price hierarchy for determining the selling price of a deliverable. In addition, this guidance eliminates the residual method allocation and expands the disclosure requirements for such arrangements. This guidance is effective for contracts entered into during fiscal periods beginning on or after June 15, 2010. The Company does not expect this guidance to have a significant impact on our consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” (“ASU 2010-20”), which is included in the codification under ASC 815, “Derivatives and Hedging” (“ASC 815”). ASU 2010-20 sets forth requirements to improve financial reporting by companies with financial receivables (as defined in ASU 2010-20) and to provide more relevant and reliable information to the users of the financial statements. A significant change in ASU

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

2010-20 is that companies will be required to provide information for both the financing receivable and the related allowance on credit losses at disaggregated levels. ASU 2010-20 will be effective for both interim and annual reporting periods ending after December 15, 2010. The Company is currently evaluating the impact of this guidance on its consolidated financial statements, if any.

19. Subsequent Events

Subsequent to June 30, 2010, the Company purchased various parcels of real estate for a total cost of $7.6 million as part of its program to incent franchise development in top markets for certain brands. The Company has acquired this real estate with the intent to sell it to third-party developers for the construction of hotels operated under the Company’s brands.

On July 20, 2010, the Company entered in to an interest rate swap agreement for the purposes of minimizing the Company’s exposure to the volatility of floating-rate loans. The interest rate swap qualifies as a cash-flow hedge and will be recorded in accordance with ASC 815.

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

Overview

We are a hotel franchisor with franchise agreements representing 6,074 hotels open and 683 hotels under construction, awaiting conversion or approved for development as of June 30, 2010, with 490,483 rooms and 55,782 rooms, respectively, in 49 states, the District of Columbia and over 40 countries and territories outside the United States. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Ascend Collection®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, and Cambria Suites® (collectively, the “Choice brands”).

The Company conducts its international franchise operations through a combination of direct franchising and master franchising relationships. Master franchising relationships allow the use of our brands by third parties in foreign countries. The Company has made equity investments in certain non-domestic lodging franchise companies that conduct franchise operations for the Choice brands under master franchising relationships. As a result of our use of master franchising relationships and international market conditions, total revenues from international franchising operations comprised only 7% and 8% of our total revenues for the three and six months ended June 30, 2010, respectively, while representing approximately 19% of hotels open at June 30, 2010.

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

We believe that executing our strategic priorities creates value. Our Company focuses on two key value drivers:

Profitable Growth. We believe our success is dependent on improving the performance of our hotels, increasing our system size by selling additional hotel franchises and effective royalty rate improvement. We attempt to improve our franchisees’ revenues and overall profitability by providing a variety of products and services designed to increase business delivery to and/or reduce operating and development costs for our franchisees. These products and services include national marketing campaigns, a central reservation system, property and yield management systems, quality assurance standards and procurement services vendor relationships. We believe that healthy brands, which deliver a compelling return on investment for franchisees, will enable us to sell additional hotel franchises and raise royalty rates. We have established multiple brands that meet the needs of many types of guests, and can be developed at various price points and applied to both new and existing hotels. This ensures that we have brands suitable for creating growth in a variety of market conditions. Improving the performance of the hotels under franchise, growing the system through additional franchise sales and improving franchise agreement pricing while maintaining a disciplined cost structure are the keys to profitable growth.

Maximizing Financial Returns and Creating Value for Shareholders. Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. We believe our strong and predictable cash flows create a strong financial position that provides us a competitive advantage. Currently, our business does not require significant capital to operate and grow. Therefore, we can maintain a capital structure that generates high financial returns and use our excess cash flow to increase returns to our shareholders. Historically, we have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. During the six months ended June 30, 2010, the Company repurchased 0.2 million shares of its common stock under the share repurchase program at a total cost of $6.9 million. Since the program’s inception through June 30, 2010, we have repurchased 43.1 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.0 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 76.1 million shares at an average price of $13.33 per share. We currently believe that our cash flows from operations will support our ability to complete the current board of directors repurchase authorization of approximately 3.6 million shares remaining as of June 30, 2010. Upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases. During the six months ended June 30, 2010, we paid cash dividends totaling approximately $21.9 million and we presently expect to continue to pay dividends in the future, subject to future business performance, economic conditions and changes in income tax regulations. Based on our present dividend rate and outstanding share count, aggregate annual dividends for 2010 would be approximately $43.8 million.

Our Board previously authorized us to enter into programs which permit us to offer financing, investment and guaranty support to qualified franchisees as well as to acquire and resell real estate to incent franchise development for certain brands in top markets. Recent market conditions have resulted in an increase in opportunities to incentivize development under these programs. As a result, during the six months ended June 30, 2010, the Company has invested approximately $10.2 million pursuant to these programs (of which $5 million has been repaid to the Company subsequent to June 30, 2010). Subsequent to June 30, 2010 and through August 9, 2010, the Company invested an additional $7.6 million under these programs.

Over the next several years, we expect to continue to deploy capital opportunistically pursuant to these programs to promote growth of our emerging brands. The amount and timing of the investment in these programs will be dependent on market and other conditions. Our current expectation is that our annual investment in these programs will range from $20 million to $40 million. Notwithstanding these programs, the company expects to continue to return value to its shareholders through a combination of share repurchases and dividends, subject to market and other conditions.

We believe these value drivers, when properly implemented, will enhance our profitability, maximize our financial returns and continue to generate value for our shareholders. The ultimate measure of our success will be reflected in the items below.

Results of Operation: Royalty fees, operating income, net income and diluted earnings per share (“EPS”) represent key measurements of these value drivers. In the three months ended June 30, 2010, royalty fees revenue totaled $57.4 million, a 5% increase from the same period in 2009. Operating income totaled $43.6 million for the three months ended June 30, 2010, a $5.5 million or 14% increase from the same period in 2009. Net income increased $1.5 million or 6% from the same period of the prior year to $27.0 million. Diluted earnings per share for the quarter ended June 30, 2010 were $0.45 compared to $0.42 for the three months ended June 30, 2009. These measurements will continue to be a key management focus in 2010 and beyond.

Refer to MD&A heading “Operations Review” for additional analysis of our results.

Liquidity and Capital Resources: Historically, the Company has generated significant cash flows from operations. In the six months ended June 30, 2010 and 2009, net cash provided by operating activities was $41.6 million and $48.4 million, respectively. Since our business does not currently require significant reinvestment of capital, we utilize cash in ways that management believes provide the greatest returns to our shareholders, which include share repurchases and dividends. We believe the Company’s cash flow from operations and available financing capacity is sufficient to meet the expected future operating, investing, and financing needs of the business.

Refer to MD&A heading “Liquidity and Capital Resources” for additional analysis.

Operations Review

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2010 and 2009

The Company recorded net income of $27.0 million for the three months ended June 30, 2010, a $1.5 million, or 6% increase from the $25.5 million for the quarter ended June 30, 2009. The increase in net income for the three months ended June 30, 2010, is primarily attributable to a $5.5 million or 14% increase in operating income partially offset by investment losses resulting from a decline in the fair value of investments held in the Company’s non-qualified employee benefit plans compared to an appreciation in the fair value of these investments in the prior year period.

Summarized financial results for the three months ended June 30, 2010 and 2009 are as follows:

(in thousands, except per share amounts)	2010	2009
REVENUES:
Royalty fees	$57,443	$54,929
Initial franchise and relicensing fees	2,655	3,993
Procurement services	6,611	6,772
Marketing and reservation	80,389	75,296
Hotel operations	1,109	1,179
Other	1,641	1,174

Total revenues	149,848	143,343

OPERATING EXPENSES:
Selling, general and administrative	22,824	27,076
Depreciation and amortization	2,220	2,032
Marketing and reservation	80,389	75,296
Hotel operations	808	829

Total operating expenses	106,241	105,233

Operating income	43,607	38,110

OTHER INCOME AND EXPENSES, NET:
Interest expense	675	1,265
Interest and other investment (income) loss	1,103	(3,173)
Equity in net income of affiliates	(195)	(225)

Total other income and expenses, net	1,583	(2,133)

Income before income taxes	42,024	40,243
Income taxes	15,013	14,740

Net income	$27,011	$25,503

Weighted average shares outstanding – diluted	59,676	60,598

Diluted earnings per share	$0.45	$0.42

The Company utilizes certain measures such as adjusted net income, adjusted diluted EPS, adjusted SG&A, adjusted operating income and franchising revenues which do not conform to generally accepted accounting principles in the United States (“GAAP”) when analyzing and discussing its results with the investment community. This information should not be considered as an alternative to any measure of performance as promulgated under GAAP, such as net income, diluted EPS, SG&A, operating income and total revenues. The Company’s calculation of these measurements may be different from the calculations used by other companies and therefore comparability may be limited. We have included below a reconciliation of these measures to the comparable GAAP measurement below as well as our reason for reporting these non-GAAP measures.

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

Calculation of Franchising Revenues

	Three Months Ended June 30,
	($ amounts in thousands)
	2010	2009
Franchising Revenues:

Total Revenues	$149,848	$143,343
Adjustments:
Marketing and reservation revenues	(80,389)	(75,296)
Hotel operations	(1,109)	(1,179)

Franchising Revenues	$68,350	$66,868

Adjusted Net Income, Adjusted Diluted EPS, Adjusted SG&A and Adjusted Operating Income: We also use adjusted net income, adjusted diluted EPS, adjusted SG&A and adjusted operating income all of which exclude employee termination benefits for the three months ended June 30, 2010 and 2009 as well as a loss on sublease of office space for the three months ended June 30, 2009. The loss on the sublease of office space represents a $1.0 million charge resulting from the fair value of the Company’s operating lease rental payments exceeding the anticipated revenue from the operating sublease and a $0.5 million impairment charge related to the office leasehold improvements. The Company utilizes these non-GAAP measures to enable investors to perform meaningful comparisons of past, present and future operating results and as a means to emphasize the results of on-going operations.

Calculation of Adjusted Operating Income

	Three Months Ended June 30,
	($ amounts in thousands)
	2010	2009

Operating Income	$43,607	$38,110
Adjustments:

Employee termination benefits	(119)	399
Loss on sublease of office space	—	1,503

Adjusted Operating Income	$43,488	$40,012

Calculation of Adjusted SG&A

	Three Months Ended June 30,
	($ amounts in thousands)
	2010	2009

SG&A	$22,824	$27,076
Adjustments:

Employee termination benefits	119	(399)
Loss on sublease of office space	—	(1,503)

Adjusted SG&A	$22,943	$25,174

Calculation of Adjusted Net Income and Adjusted Diluted EPS

	Three Months Ended June 30,
	(In thousands, except per share amounts)
	2010	2009

Net Income	$27,011	$25,503
Adjustments:

Employee termination benefits	(74)	250
Loss on sublease of office space	—	941

Adjusted Net Income	$26,937	$26,694

Weighted average shares outstanding – diluted	59,676	60,598

Diluted EPS	$0.45	$0.42
Adjustments:
Employee termination benefits	—	—
Loss on sublease of office space	—	$0.02

Adjusted Diluted EPS	$0.45	$0.44

The Company recorded adjusted net income of $26.9 million for the three months ended June 30, 2010 compared to an adjusted net income of $26.7 million for the three months ended June 30, 2009. The increase in adjusted net income for the three months ended June 30, 2010 is primarily attributable to a $3.5 million increase in adjusted operating income and lower interest expense, partially offset by declines in the fair value of investments held in the Company’s non-qualified employee benefit plans compared to appreciation of these investments during the three months ended June 30, 2009. Adjusted operating income increased $3.5 million as the Company’s franchising revenues for the three months ended June 30, 2010 increased $1.5 million or 2% from the same period of the prior year and adjusted SG&A expenses decreased $2.2 million or 9%.

Franchising Revenues: Franchising revenues were $68.4 million for the three months ended June 30, 2010 compared to $66.9 million for the three months ended June 30, 2009. The increase in franchising revenues is primarily due to a 5% increase in royalty revenues partially offset by a 34% decline in initial franchise and relicensing fees.

Domestic royalty fees for the three months ended June 30, 2010 increased $1.7 million to $51.7 million from $50.0 million in the three months ended June 30, 2009, an increase of 3%. The increase in royalties is attributable to a combination of factors including a 0.3% increase in RevPAR, a 2.2% increase in the number of domestic franchised hotel rooms and an increase in the effective royalty rate of the domestic hotel system from 4.26% to 4.32%. System-wide RevPAR increased due to a 130 basis point increase in occupancy, partially offset by a 2.2% decline in average daily rates.

A summary of the Company’s domestic franchised hotels operating information is as follows:

	For the Three Months Ended June 30, 2010*			For the Three Months Ended June 30, 2009*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR
Comfort Inn	$75.22	55.9%	$42.04	$75.86	55.0%	$41.72	(0.8%)	90 bps	0.8%
Comfort Suites	82.40	56.9%	46.88	85.67	55.0%	47.12	(3.8%)	190 bps	(0.5%)
Sleep	68.54	53.3%	36.51	70.10	54.1%	37.94	(2.2%)	(80) bps	(3.8%)

Midscale without Food & Beverage	76.13	55.8%	42.44	77.38	54.9%	42.46	(1.6%)	90 bps	(0.0%)

Quality	65.93	48.0%	31.62	67.27	47.3%	31.83	(2.0%)	70 bps	(0.7%)
Clarion	74.37	44.2%	32.85	77.52	43.8%	33.96	(4.1%)	40 bps	(3.3%)

Midscale with Food & Beverage	67.70	47.1%	31.89	69.29	46.6%	32.28	(2.3%)	50 bps	(1.2%)

Econo Lodge	52.44	45.7%	23.95	53.54	43.5%	23.30	(2.1%)	220 bps	2.8%
Rodeway	48.32	44.8%	21.63	51.07	42.8%	21.87	(5.4%)	200 bps	(1.1%)

Economy	51.20	45.4%	23.24	52.83	43.3%	22.89	(3.1%)	210 bps	1.5%

MainStay	65.04	66.3%	43.09	70.76	59.7%	42.25	(8.1%)	660 bps	2.0%
Suburban	39.51	65.8%	25.98	42.89	55.7%	23.90	(7.9%)	1,010 bps	8.7%

Extended Stay	46.65	65.9%	30.74	51.05	56.8%	29.02	(8.6%)	910 bps	5.9%

Total	$69.01	51.7%	$35.69	$70.53	50.4%	$35.58	(2.2%)	130 bps	0.3%

*	Operating statistics represent hotel operations from March through May

The number of domestic rooms on-line increased to 389,625 as of June 30, 2010 from 381,225 as of June 30, 2009, an increase of 2.2%. The total number of domestic hotels on-line grew 2.6% to 4,936 as of June 30, 2010 from 4,812 as of June 30, 2009.

A summary of domestic hotels and rooms on-line at June 30, 2010 and 2009 by brand is as follows:

	June 30, 2010		June 30, 2009		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	%	%
Comfort Inn	1,446	113,677	1,461	114,531	(15)	(854)	(1.0%)	(0.7%)
Comfort Suites	621	48,200	576	45,056	45	3,144	7.8%	7.0%
Sleep	392	28,586	376	27,576	16	1,010	4.3%	3.7%

Midscale without Food & Beverage	2,459	190,463	2,413	187,163	46	3,300	1.9%	1.8%

Quality	984	88,453	941	86,675	43	1,778	4.6%	2.1%
Clarion	175	25,188	163	23,444	12	1,744	7.4%	7.4%

Midscale with Food & Beverage	1,159	113,641	1,104	110,119	55	3,522	5.0%	3.2%

Econo Lodge	785	48,543	796	49,596	(11)	(1,053)	(1.4%)	(2.1%)
Rodeway	381	21,473	362	20,840	19	633	5.2%	3.0%

Economy	1,166	70,016	1,158	70,436	8	(420)	0.7%	(0.6%)

MainStay	36	2,798	37	2,866	(1)	(68)	(2.7%)	(2.4%)
Suburban	63	7,608	64	7,657	(1)	(49)	(1.6%)	(0.6%)

Extended Stay	99	10,406	101	10,523	(2)	(117)	(2.0%)	(1.1%)

Ascend Collection	32	2,646	22	1,444	10	1,202	45.5%	83.2%
Cambria Suites	21	2,453	14	1,540	7	913	50.0%	59.3%

Total Domestic Franchises	4,936	389,625	4,812	381,225	124	8,400	2.6%	2.2%

International available rooms increased 2.3% to 100,858 as of June 30, 2010 from 98,603 as of June 30, 2009. The total number of international hotels increased 3.3% from 1,102 as of June 30, 2009 to 1,138 as of June 30, 2010.

As of June 30, 2010, the Company had 586 franchised hotels with 47,056 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 827 hotels and 64,384 rooms at June 30, 2009. The number of new construction franchised hotels in the Company’s domestic pipeline decreased 30% to 431 at June 30, 2010 from 618 at June 30, 2009. The number of conversion franchised hotels in the Company’s domestic pipeline declined by 54 units or 26% from June 30, 2009 to 155 hotels at June 30, 2010. The domestic system hotels under construction, awaiting conversion or approved for development declined 29% from the prior year primarily due to the decline in new executed franchise agreements over the trailing twelve months due to the current economic environment coupled with the opening of 366 franchised units over the twelve months ending June 30, 2010. The Company had an additional 97 franchised hotels with 8,726 rooms under construction, awaiting conversion or approved for development in its international system as of June 30, 2010 compared to 110 hotels and 8,737 rooms at June 30, 2009. While the Company’s hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.

A summary of the domestic franchised hotels under construction, awaiting conversion or approved for development at June 30, 2010 and 2009 by brand is as follows:

							Variance
	June 30, 2010 Units			June 30, 2009 Units			Conversion			New Construction			Total
	Conversion	New Construction	Total	Conversion	New Construction	Total	Units	%		Units	%		Units	%
Comfort Inn	33	69	102	37	110	147	(4)	(11%	)	(41)	(37%	)	(45)	(31%	)
Comfort Suites	1	136	137	1	227	228	—	0%		(91)	(40%	)	(91)	(40%	)
Sleep Inn	1	101	102	3	139	142	(2)	(67%	)	(38)	(27%	)	(40)	(28%	)

Midscale without Food & Beverage	35	306	341	41	476	517	(6)	(15%	)	(170)	(36%	)	(176)	(34%	)

Quality	41	11	52	57	15	72	(16)	(28%	)	(4)	(27%	)	(20)	(28%	)
Clarion	15	5	20	25	5	30	(10)	(40%	)	—	0%		(10)	(33%	)

Midscale with Food & Beverage	56	16	72	82	20	102	(26)	(32%	)	(4)	(20%	)	(30)	(29%	)

Econo Lodge	35	2	37	36	4	40	(1)	(3%	)	(2)	(50%	)	(3)	(8%	)
Rodeway	26	3	29	48	2	50	(22)	(46%	)	1	50%		(21)	(42%	)

Economy	61	5	66	84	6	90	(23)	(27%	)	(1)	(17%	)	(24)	(27%	)

MainStay	—	39	39	—	35	35	—	NM		4	11%		4	11%
Suburban	—	26	26	—	32	32	—	NM		(6)	(19%	)	(6)	(19%	)

Extended Stay	—	65	65	—	67	67	—	NM		(2)	(3%	)	(2)	(3%	)

Ascend Collection	3	4	7	2	1	3	1	50%		3	300%		4	133%
Cambria Suites	—	35	35	—	48	48	—	NM		(13)	(27%	)	(13)	(27%	)

Total	155	431	586	209	618	827	(54)	(26%	)	(187)	(30%	)	(241)	(29%	)

There were 31 net domestic franchise additions during the three months ended June 30, 2010, compared to 45 net domestic franchise additions during the three months ended June 30, 2009. Gross domestic franchise additions declined from 121 for the three months ended June 30, 2009 to 79 for the same period of 2010. New construction hotels represented 22 of the gross domestic additions during the three months ended June 30, 2010 compared to 38 hotels in the same period of the prior year. Gross domestic additions for conversion hotels during the three months ended June 30, 2010 declined by 26 to 57 hotels compared to the same period of the prior year. The decline in conversion hotel openings has resulted from a decline in new executed conversion franchise agreements due to the challenging economic and hotel financing environment which has had a negative effective on the level of hotel transactions.

Domestic franchise terminations declined from 76 in the three months ended June 30, 2009 to 48 for the three months ended June 30, 2010 primarily due to the timing of fewer terminations related to the non-payment of franchise fees and other terminating events compared to the prior year period. The Company has continued to execute its strategy to replace franchised hotels that do not meet our brand standards or are underperforming in their market. As the competition gets stronger and more focused on limited service franchising, the Company will continue to focus on improving its system of hotels and utilizing the domestic hotels under construction, awaiting conversion or approved for development as a strong platform for continued system growth.

International royalties increased by $0.8 million or 16% from $5.0 million in the second quarter of 2009 to $5.8 million for the same period of 2010 primarily due to foreign currency fluctuations.

New domestic franchise agreements executed in the three months ended June 30, 2010 totaled 62 representing 5,478 rooms compared to 118 agreements representing 8,426 rooms executed in the second quarter of 2009. During the second quarter of 2010, 12 of the executed agreements were for new construction hotel franchises representing 1,109 rooms compared to 16 contracts representing

1,249 rooms for the same period a year ago. Conversion hotel executed franchise agreements totaled 50 representing 4,369 rooms for the three months ended June 30, 2010 compared to 102 agreements representing 7,177 rooms for the same period a year ago. Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise agreements decreased 33% to $1.6 million for the three months ended June 30, 2010 from $2.4 million for the three months ended June 30, 2009. The decline in revenues primarily reflects a 47% decline in the number of executed agreements compared to the prior year, partially offset by an increase in the average initial fee per agreement.

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

A summary of executed domestic franchise agreements by brand for the three months ended June 30, 2010 and 2009 is as follows:

	For the Three Months Ended June 30, 2010			For the Three Months Ended June 30, 2009			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction		Conversion		Total
Comfort Inn	2	5	7	2	8	10	0%		(38%	)	(30%	)
Comfort Suites	6	1	7	4	—	4	50%		NM		75%
Sleep	—	—	—	5	2	7	(100%	)	(100%	)	(100%	)

Midscale without Food & Beverage	8	6	14	11	10	21	(27%	)	(40%	)	(33%	)

Quality	—	20	20	1	41	42	(100%	)	(51%	)	(52%	)
Clarion	—	3	3	—	8	8	NM		(63%	)	(63%	)

Midscale with Food & Beverage	—	23	23	1	49	50	(100%	)	(53%	)	(54%	)

Econo Lodge	—	12	12	—	20	20	NM		(40%	)	(40%	)
Rodeway	—	8	8	—	21	21	NM		(62%	)	(62%	)

Economy	—	20	20	—	41	41	NM		(51%	)	(51%	)

MainStay	1	—	1	1	—	1	0%		NM		0%
Suburban	—	—	—	2	—	2	(100%	)	NM		(100%	)

Extended Stay	1	—	1	3	—	3	(67%	)	NM		(67%	)

Ascend Collection	—	1	1	—	2	2	NM		(50%	)	(50%	)
Cambria Suites	3	—	3	1	—	1	200%		NM		200%

Total Domestic System	12	50	62	16	102	118	(25%	)	(51%	)	(47%	)

Relicensing fees include fees charged to the new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system as well as fees required to renew expiring franchise contracts. Relicensing and renewal contracts declined 28% from 43 in the second quarter of 2009 to 31 for the three months ended June 30, 2010. As a result of the decline in contracts, relicensing revenues declined $0.6 million from $1.6 million for the three months ended June 30, 2009 to $1.0 million for the three months ended June 30, 2010. The Company’s relicensing activity in 2010 and beyond is dependent on the availability and cost of capital as well as the presence of an active real estate market for hotel transactions.

Selling, General and Administrative Expenses: The cost to operate the franchising business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $22.8 million for the three months ended June 30, 2010, a $4.3 million or 16% decline from the three months ended June 30, 2009. Adjusted SG&A costs, which exclude certain items described above, for the three months ended June 30, 2010 totaled $22.9 million compared to adjusted SG&A of $25.2 million for the same period of the prior year. The $2.3 million decline in adjusted SG&A was primarily attributable to lower variable franchise sales compensation and lower compensation expense recognized on deferred compensation arrangements as described in more detail in Other Income and Expenses, Net.

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

Combined marketing and reservation fees were $80.4 million and $75.3 million for the three months ended June 30, 2010 and 2009, respectively. Depreciation and amortization attributable to marketing and reservation activities was $3.4 million and $2.5 million for the three months ended June 30, 2010 and 2009, respectively. Interest expense attributable to reservation activities was approximately $0.1 million for both the three month periods ended June 30, 2010 and 2009. As of June 30, 2010 and December 31, 2009, the Company’s balance sheet includes a receivable of $32.3 million and $19.2 million, respectively from cumulative marketing expenses incurred in excess of cumulative marketing fee revenues earned. As of June 30, 2010 and December 31, 2009, the Company’s balance sheet includes a receivable from cumulative reservation expenses incurred in excess of cumulative reservation fee revenues earned totaling $26.2 million and $14.7 million, respectively. These receivables are recorded as an asset in the financial statements as the Company has the contractual authority to require that the franchisees in the system at any given point repay the Company for any deficits related to marketing and reservation activities. The Company’s current franchisees are legally obligated to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue. The Company has no present intention to accelerate repayment of the deficit from current franchisees. Conversely, cumulative reservation and marketing fees not expended are recorded as a payable in the financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements.

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

Other Income and Expenses, Net: Other income and expenses, net, decreased $3.7 million to an expense of $1.6 million for the three months ended June 30, 2010 compared to income of $2.1 million in the same period of the prior year. Interest expense decreased from $1.3 million for the three months ended June 30, 2009 to $0.7 million for the same period of 2010. Interest expense decreased due to a decline in the Company’s weighted average interest rate from 1.1% as of June 30, 2009 to 0.8% as of June 30, 2010, as well as lower outstanding borrowings. The decline in the weighted average interest rate is due to lower variable borrowing costs on the Company’s $350 million senior unsecured revolving credit agreement.

Interest and other investment income decreased $4.3 million primarily due to the decline in the fair value of investments held in the Company’s non-qualified employee benefit plans compared to an increase in the fair value of these investments in the prior year. As discussed in the accompanying critical accounting policies, the Company sponsors two non-qualified retirement and savings plans: the Non-Qualified Plan and the EDCP plan. The fair value of the Non-Qualified Plan investments declined $0.6 million during the three months ended June 30, 2010 compared to a $1.0 million appreciation in fair value during the three months ended June 30, 2009. The fair value of the Company’s investments held in the EDCP plan declined $0.7 million during the three months ended June 30, 2010 compared to an increase in fair value of $2.2 million during the same period of the prior year.

The Company accounts for the Non-Qualified Plan in accordance with accounting for deferred compensation arrangements when investments are held in a rabbi trust and invested. As a result, the Company also recognizes compensation expense in SG&A related to changes in the fair value of investments held in the Non-Qualified Plan, excluding investments in the Company’s stock. Therefore, during the three months ended June 30, 2010, the Company’s SG&A expense was reduced by $0.7 million due to the decline in the fair value of these investments. During the three months ended June 30, 2009, the Company recognized additional SG&A expense totaling $1.0 million due to the appreciation in the fair value of these investments.

Income Taxes: The Company’s effective income tax rate was 35.7% for the three months ended June 30, 2010, compared to an effective income tax rate of 36.6% for the three months ended June 30, 2009. The effective income tax rate for the three months ended June 30, 2010, declined from the same period of the prior year primarily due to a decrease in the effective state and foreign tax rates. Depending upon the outcome of certain income tax contingencies, up to an additional $2.1 million of additional tax benefits may be reflected in our 2010 results of operations from the resolution of tax contingency reserves.

Net income: Net income for the three months ended June 30, 2010 increased by 6% to $27.0 million from $25.5 million in the same period of the prior year. Adjusted net income, as adjusted for certain items described above, increased by $0.2 million to $26.9 million for the three months ended June 30, 2010 from $26.7 million for the same period of the prior year.

Diluted EPS: Diluted EPS increased $0.03 per share from $0.42 for the three months ended June 30, 2009 to $0.45 for 2010. Adjusted diluted EPS, which excludes certain items described above, totaled $0.45 for the three months ended June 30, 2010 compared to $0.44 for the same period of the prior year.

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2010 and 2009

The Company recorded net income of $42.8 million for the six months ended June 30, 2010, a $1.0 million, or 2% increase from the $41.8 million for the six months ended June 30, 2009. The increase in net income for the six months ended June 30, 2010, is primarily attributable to a $1.6 million or 2% increase in operating income and lower effective borrowing rates partially offset by investment losses resulting from a decline in the fair value of investments held in the Company’s non-qualified employee benefit plans compared to an appreciation in the fair value of these investments in the prior year period.

Summarized financial results for the six months ended June 30, 2010 and 2009 are as follows:

(in thousands, except per share amounts)	2010	2009
REVENUES:
Royalty fees	$98,464	$98,370
Initial franchise and relicensing fees	4,567	6,642
Procurement services	9,856	10,162
Marketing and reservation	139,229	137,338
Hotel operations	1,976	2,297
Other	3,177	2,692

Total revenues	257,269	257,501

OPERATING EXPENSES:
Selling, general and administrative	44,640	48,537
Depreciation and amortization	4,392	4,147
Marketing and reservation	139,229	137,338
Hotel operations	1,564	1,614

Total operating expenses	189,825	191,636

Operating income	67,444	65,865

OTHER INCOME AND EXPENSES, NET:
Interest expense	1,296	2,805
Interest and other investment (income) loss	26	(2,341)
Equity in net income of affiliates	(548)	(443)

Total other income and expenses, net	774	21

Income before income taxes	66,670	65,844
Income taxes	23,866	24,033

Net income	$42,804	$41,811

Weighted average shares outstanding – diluted	59,639	60,708

Diluted earnings per share	$0.72	$0.69

The Company utilizes certain measures such as adjusted net income, adjusted diluted EPS, adjusted SG&A, adjusted operating income and franchising revenues which do not conform to generally accepted accounting principles in the United States (“GAAP”) when analyzing and discussing its results with the investment community. This information should not be considered as an alternative to any measure of performance as promulgated under GAAP, such as net income, diluted EPS, SG&A, operating income and total revenues. The Company’s calculation of these measurements may be different from the calculations used by other companies and therefore comparability may be limited. We have included below a reconciliation of these measures to the comparable GAAP measurement below as well as our reason for reporting these non-GAAP measures.

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

Calculation of Franchising Revenues

	Six Months Ended June 30,
	($ amounts in thousands)
	2010	2009
Franchising Revenues:

Total Revenues	$257,269	$257,501
Adjustments:
Marketing and reservation revenues	(139,229)	(137,338)
Hotel operations	(1,976)	(2,297)

Franchising Revenues	$116,064	$117,866

Adjusted Net Income, Adjusted Diluted EPS, Adjusted SG&A and Adjusted Operating Income: We also use adjusted net income, adjusted diluted EPS, adjusted SG&A and adjusted operating income all of which exclude employee termination benefits for the six months ended June 30, 2010 and 2009 as well as a loss on sublease of office space for the six months ended June 30, 2009. The loss on the sublease of office space represents a $1.0 million charge resulting from the fair value of the Company’s operating lease rental payments exceeding the anticipated revenue from the operating sublease and a $0.5 million impairment charge related to the office leasehold improvements. The Company utilizes these non-GAAP measures to enable investors to perform meaningful comparisons of past, present and future operating results and as a means to emphasize the results of on-going operations.

Calculation of Adjusted Operating Income

	Six Months Ended June 30,
	($ amounts in thousands)
	2010	2009

Operating Income	$67,444	$65,865
Adjustments:
Employee termination benefits	233	774
Loss on sublease of office space	—	1,503

Adjusted Operating Income	$67,677	$68,142

Calculation of Adjusted SG&A

	Six Months Ended June 30,
	($ amounts in thousands)
	2010	2009

SG&A	$44,640	$48,537
Adjustments:
Employee termination benefits	(233)	(774)
Loss on sublease of office space	—	(1,503)

Adjusted SG&A	$44,407	$46,260

Calculation of Adjusted Net Income and Adjusted Diluted EPS

	Six Months Ended June 30,
	(In thousands, except per share amounts)
	2010	2009

Net Income	$42,804	$41,811
Adjustments:
Employee termination benefits	146	485
Loss on sublease of office space	—	941

Adjusted Net Income	$42,950	$43,237

Weighted average shares outstanding-diluted	59,639	60,708

Diluted EPS	$0.72	$0.69
Adjustments:
Employee termination benefits	—	—
Loss on sublease of office space	—	$0.02

Adjusted Diluted EPS	$0.72	$0.71

The Company recorded adjusted net income of $43.0 million for the six months ended June 30, 2010 compared to an adjusted net income of $43.2 million for the six months ended June 30, 2009. The decline in adjusted net income for the six months ended June 30, 2010 is primarily attributable to a $0.5 million decline in adjusted operating income and declines in the fair value of investments held in the Company’s non-qualified employee benefit plans compared to appreciation of these investments during the six months ended June 30, 2009 partially offset by lower interest expense. Adjusted operating income declined $0.5 million as the Company’s franchising revenues for the six months ended June 30, 2010 declined $1.8 million or 2% from the same period of the prior year offset by a decline in adjusted SG&A expenses of $1.9 million or 9%.

Franchising Revenues: Franchising revenues were $116.1 million for the six months ended June 30, 2010 compared to $117.9 million for the six months ended June 30, 2009. The decline in franchising revenues is primarily due to a 31% decrease in initial franchise and relicensing fees.

Domestic royalty fees for the six months ended June 30, 2010 declined $1.5 million to $87.7 million from $89.2 million for the six months ended June 30, 2009, a decline of 1.7%. The decline in royalties is attributable to a combination of factors including a 4.3% decline in RevPAR, partially offset by a 2.2% increase in the number of domestic franchised hotel rooms and an increase in the effective royalty rate of the domestic hotel system from 4.26% to 4.33%. System-wide RevPAR declined due to a 50 basis point decline in occupancy as well as a 3.2% decline in average daily rates.

A summary of the Company’s domestic franchised hotels operating information is as follows:

	For the Six Months Ended June 30, 2010*			For the Six Months Ended June 30, 2009*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate		Occupancy		RevPAR
Comfort Inn	$73.44	49.5%	$36.33	$75.01	50.5%	$37.90	(2.1%	)	(100	)bps	(4.1%	)
Comfort Suites	81.05	50.5%	40.92	85.14	51.2%	43.56	(4.8%	)	(70	)bps	(6.1%	)
Sleep	66.93	47.3%	31.68	68.94	49.6%	34.20	(2.9%	)	(230	)bps	(7.4%	)

Midscale without Food & Beverage	74.48	49.4%	36.79	76.57	50.5%	38.70	(2.7%	)	(110	)bps	(4.9%	)

Quality	64.10	42.6%	27.31	66.15	43.3%	28.64	(3.1%	)	(70	)bps	(4.6%	)
Clarion	72.34	39.1%	28.27	75.98	40.5%	30.76	(4.8%	)	(140	)bps	(8.1%	)

Midscale with Food & Beverage	65.80	41.8%	27.52	68.10	42.7%	29.08	(3.4%	)	(90	)bps	(5.4%	)

Econo Lodge	51.21	40.7%	20.87	52.68	40.3%	21.24	(2.8%	)	40	bps	(1.7%	)
Rodeway	47.06	40.7%	19.14	50.41	40.0%	20.16	(6.6%	)	70	bps	(5.1%	)

Economy	49.95	40.7%	20.34	52.03	40.2%	20.93	(4.0%	)	50	bps	(2.8%	)

MainStay	64.20	59.3%	38.06	70.90	55.3%	39.19	(9.4%	)	400	bps	(2.9%	)
Suburban	38.47	62.4%	24.01	42.76	53.9%	23.05	(10.0%	)	850	bps	4.2%

Extended Stay	45.47	61.5%	27.98	50.68	54.3%	27.51	(10.3%	)	720	bps	1.7%

Total	$67.31	46.0%	$30.98	$69.57	46.5%	$32.37	(3.2%	)	(50	)bps	(4.3%	)

*	Operating statistics represent hotel operations from December through May

There were 30 net domestic franchise additions during the six months ended June 30, 2010 compared to 96 net domestic franchise additions during the six months ended June 30, 2009. Gross domestic franchise additions decreased from 233 for the six months ended June 30, 2009 to 157 for the same period in 2010. New construction hotels represented 50 of the gross domestic additions during the six months ended June 30, 2010 compared to 73 hotels in the same period of the prior year. Gross domestic additions for conversion hotels during the six months ended June 30, 2010 declined by 53 to 107 hotels compared to the same period of the prior year. The decline in hotel openings is primarily due to a decline in new executed franchise agreements as the lack of new hotel construction financing and a decline in the real estate market for hotel sales transactions has been significantly impacted by the current economic environment. The Company expects the number of new franchise additions that will open during 2010 to decline from 442 for the year ended December 31, 2009 to approximately 340 hotels.

Domestic franchise terminations decreased to 127 for the six months ended June 30, 2010 from 137 for the same period of the prior year. The Company has continued to execute its strategy to replace franchised hotels that do not meet our brand standards or are underperforming in their market. As the competition gets stronger and more focused on limited service franchising, the Company will continue to focus on improving its system of hotels and utilizing the domestic hotels under construction, awaiting conversion or approved for development as a strong platform for continued system growth.

International royalties increased $1.5 million or 16% from $9.2 million in the first six months of 2009 to $10.7 million for the same period in 2010 primarily due to foreign currency fluctuations and growth of the international system.

New domestic franchise agreements executed in the six months ended June 30, 2010 totaled 117 representing 9,989 rooms compared to 178 agreements representing 13,463 rooms executed in the first six months of 2009. During the first six months of 2010, 22 of the executed agreements were for new construction hotel franchises, representing 1,818 rooms, compared to 22 contracts, representing 1,678 rooms for the same period a year ago. Conversion hotel franchise executed contracts totaled 95 representing 8,171 rooms for the six months ended June 30, 2010 compared to 156 agreements representing 11,785 rooms for the same period a year ago. Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise agreements decreased 29% to $2.9 million for the six months ended June 30, 2010 from $4.1 million for the six months ended June 30, 2009. The decline in revenues primarily reflects fewer executed agreements compared to the same period of the prior year.

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

A summary of executed domestic franchise agreements by brand for the six months ended June 30, 2010 and 2009 is as follows:

	For the Six Months Ended June 30, 2010			For the Six Months Ended June 30, 2009			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction		Conversion		Total
Comfort Inn	3	13	16	2	15	17	50%		(13%	)	(6%	)
Comfort Suites	8	1	9	5	1	6	60%		0%		50%
Sleep	2	—	2	7	2	9	(71%	)	(100%	)	(78%	)

Midscale without Food & Beverage	13	14	27	14	18	32	(7%	)	(22%	)	(16%	)

Quality	1	31	32	2	64	66	(50%	)	(52%	)	(52%	)
Clarion	—	6	6	—	14	14	NM		(57%	)	(57%	)

Midscale with Food & Beverage	1	37	38	2	78	80	(50%	)	(53%	)	(53%	)

Econo Lodge	—	22	22	—	29	29	NM		(24%	)	(24%	)
Rodeway	1	19	20	1	28	29	0%		(32%	)	(31%	)

Economy	1	41	42	1	57	58	0%		(28%	)	(28%	)

MainStay	3	—	3	1	1	2	200%		(100%	)	50%
Suburban	1	—	1	2	—	2	(50%	)	NM		(50%	)

Extended Stay	4	—	4	3	1	4	33%		(100%	)	0%

Ascend Collection	—	3	3	—	2	2	NM		50%		50%
Cambria Suites	3	—	3	2	—	2	50%		NM		50%

Total Domestic System	22	95	117	22	156	178	0%		(39%	)	(34%	)

Relicensing fees include fees charged to the new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system as well as fees required to renew expiring franchise contracts. Relicensing and renewal contracts declined 40% from 81 during the six months ending June 30, 2009 to 49 for the same period of 2010. As a result of the decline in contracts, relicensing revenues declined $0.8 million from $2.5 million for the six months ended June 30, 2009 to $1.7 million for the six months ended June 30, 2010. The Company’s relicensing activity in 2010 and beyond is dependent on the availability and cost of capital as well as the presence of an active real estate market for hotel transactions.

Procurement services revenues declined $0.3 million from $10.2 million for the six months ended June 30, 2009 to $9.9 million for the same period of the current year primarily due to a reduced volume of franchisee purchases from the Company’s qualified vendors.

Selling, General and Administrative Expenses: The cost to operate the franchising business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $44.6 million for the six months ended June 30, 2010, a $3.9 million or 8% decline from the six months ended June 30, 2009. Adjusted SG&A costs, which exclude certain items described above, for the six months ended June 30, 2010 totaled $44.4 million compared to adjusted SG&A of $46.3 million for the same period of the prior year. The $1.9 million decline in adjusted SG&A was primarily attributable to lower variable franchise sales compensation and lower compensation expense recognized on deferred compensation arrangements as described in more detail in Other Income and Expenses, Net.

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

Combined marketing and reservation fees were $139.2 million and $137.3 million for the six months ended June 30, 2010 and 2009, respectively. Depreciation and amortization attributable to marketing and reservation activities was $6.1 million for the six months ended June 30, 2010 compared to $4.9 million for the six months ended June 30, 2009. Interest expense attributable to reservation activities was $0.2 million for both the six month periods ended June 30, 2010 and 2009.

Other Income and Expenses, Net: Other income and expenses, net, which are a net expense, increased 0.8 million from less than $0.1 million for the six months ended June 30, 2009 to $0.8 million for the six months ended June 30, 2010. Interest expense decreased $1.5 million from $2.8 million for the six months ended June 30, 2009 to $1.3 million for the same period of 2010. Interest expense decreased due to a decline in the Company’s weighted average interest rate from 1.1% as of June 30, 2009 to 0.8% as of June 30, 2010. The decline in the weighted average interest rate is due to lower variable borrowing costs on the Company’s $350 million senior unsecured revolving credit agreement.

Interest and other investment income (loss) decreased $2.4 million primarily due to the decline in the fair value of investments held in the Company’s non-qualified employee benefit plans compared to an increase in the fair value of these investments in the prior year. As discussed in the accompanying critical accounting policies, the Company sponsors two non-qualified retirement and savings plans: the Non-Qualified Plan and the EDCP plan. The fair value of the Non-Qualified Plan investments declined $0.2 million during the six months ended June 30, 2010 compared to an $0.8 million appreciation in fair value during the six months ended June 30, 2009. The fair value of the Company’s investments held in the EDCP plan declined $0.2 million during the six months ended June 30, 2010 compared to an increase in fair value of $1.4 million during the same period of the prior year.

The Company accounts for the Non-Qualified Plan in accordance with accounting for deferred compensation arrangements when investments are held in a rabbi trust and invested. As a result, the Company also recognizes compensation expense in SG&A related to changes in the fair value of investments held in the Non-Qualified Plan, excluding investments in the Company’s stock. Therefore, during the six months ended June 30, 2010, the Company’s SG&A expense was reduced by $0.3 million due to the decline in the fair value of these investments. During the six months ended June 30, 2009, the Company recognized additional SG&A expense totaling $0.7 million due to the appreciation in the fair value of these investments.

Income Taxes: The Company’s effective income tax rate was 35.8% for the six months ended June 30, 2010, compared to an effective income tax rate of 36.5% for the six months ended June 30, 2009. The effective income tax rate for the six months ended June 30, 2010, declined from the same period of the prior year primarily due to a decrease in effective state and foreign tax rates. Depending upon the outcome of certain income tax contingencies, up to an additional $2.1 million of additional tax benefits may be reflected in our 2010 results of operations from the resolution of tax contingency reserves.

Net income: Net income for the six months ended June 30, 2010 increased by 2% to $42.8 million from $41.8 million in the same period of the prior year. Adjusted net income, as adjusted for certain items described above, declined by $0.2 million to $43.0 million for the six months ended June 30, 2010 from $43.2 million for the same period of the prior year.

Diluted EPS: Diluted EPS increased $0.03 per share from $0.69 for the six months ended June 30, 2009 to $0.72 for 2010. Adjusted diluted EPS, which excludes certain items described above, totaled $0.72 for the six months ended June 30, 2010 compared to $0.71 for the same period of the prior year.

Liquidity and Capital Resources

Net cash provided by operating activities declined $6.8 million to $41.6 million for the six months ended June 30, 2010 from $48.4 million for the same period of 2009. The decline in cash flows from operating activities primarily reflects the timing of working capital items.

Net cash advanced for marketing and reservations activities totaled $18.0 million and $19.5 million during the six months ended June 30, 2010 and 2009, respectively. Cash advances during the six months ended June 30, 2010 related primarily to the timing of advertising and promotional cost spending versus fees collected, investments in information technology initiatives as well as the seasonality of the business. Based on the current economic conditions, the Company expects marketing and reservation activities to be a net use of cash ranging between $15 million and $20 million in 2010.

Cash utilized for investing activities totaled $21.4 million and $7.7 million for the six months ended June 30, 2010 and 2009, respectively. The increase in cash utilized for investing activities was primarily due to an increase in capital expenditures as well as an increase in financing provided to franchisees. During the six months ended June 30, 2010 and 2009, capital expenditures totaled $12.2 million and $5.0 million, respectively. Capital expenditures for 2010 primarily include upgrades of system-wide property and yield management systems, improvements related to newly leased office space and information systems infrastructure and the purchase of computer software and equipment.

The Company occasionally provides financing to franchisees for property improvements, hotel development efforts and other purposes. During the six months ended June 30, 2010 and 2009, the Company advanced $8.0 million and $1.3 million, respectively for these purposes. At June 30, 2010, the Company had commitments to extend an additional $7.2 million for these purposes provided certain conditions are met by its franchisees, of which $3.3 million is expected to be advanced in the next twelve months.

Financing cash flows relate primarily to the Company’s borrowings under its credit lines, treasury stock purchases and dividends. On June 16, 2006, the Company entered into a new $350 million senior unsecured revolving credit agreement (the “Revolver”), with a syndicate of lenders. The Revolver allows the Company to borrow, repay and reborrow revolving loans up to $350 million (which includes swingline loans for up to $20 million and standby letters of credit of up to $30 million) until the scheduled maturity date of June 16, 2011. The Company has the ability to request an increase in available borrowings under the Revolver by an additional amount of up to $150 million by obtaining the agreement of the existing lenders to increase their lending commitments or by adding additional lenders. The rate of interest generally applicable for revolving loans under the Revolver is, at the Company’s option, equal to either (i) the greater of the prime rate or the federal funds effective rate plus 50 basis points, or (ii) an adjusted LIBOR rate plus a margin between 22 and 70 basis points based on the Company’s credit rating. The Revolver requires the Company to pay a quarterly facility fee, based upon the credit rating of the Company, at a rate between 8 and 17 1/2 basis points, on the full amount of the commitment (regardless of usage). The Revolver also requires the payment of a quarterly usage fee, based upon the credit rating of the Company, at a rate between 10 and 12 1/2 basis points, on the amount outstanding under the commitment, excluding swingline loans, at all times when the amount borrowed under the Revolver exceeds 50% of the total commitment. As of June 30, 2010, the Company had $291.1 million of revolving loans outstanding pursuant to the Revolver.

The Revolver includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage. The Revolver also restricts the Company’s ability to make certain investments, incur certain debt, and dispose of assets, among other restrictions. The maximum leverage ratio requires the Company to maintain a consolidated indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio, as defined in the Revolver, of less than 3.25x. At June 30, 2010, the Company maintained a ratio of approximately 1.8x. Furthermore, the Revolver requires the Company to maintain a consolidated EBITDA to interest expense ratio of at least 3.75x. At June 30, 2010, the Company maintained a ratio of approximately 51.1x. At June 30, 2010, the Company was in compliance with all covenants under the Revolver.

The proceeds of the Revolver are used for general corporate purposes, including working capital, debt repayment, stock repurchases, dividends and investments.

The Company has a line of credit with a bank through August 31, 2010 providing up to an aggregate of $5 million of borrowings, which is due upon demand. Borrowings under the line of credit bear interest at the lender’s sole option at either of the following rates (i) prime rate or (ii) LIBOR rate plus 0.80% per annum; due monthly and upon demand for final payment. As of June 30, 2010, no amounts were outstanding pursuant to this line of credit.

As of June 30, 2010, total debt outstanding for the Company was $291.1 million which is scheduled to mature on June 16, 2011. The Company expects to refinance these obligations prior to its scheduled maturity.

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

On February 16, 2010, the Company’s board of directors declared a cash dividend of $0.185 per share (or approximately $11.0 million in the aggregate), which was paid on April 16, 2010 to shareholders of record on April 5, 2010. On April 29, 2010, the Company’s board of directors declared a quarterly cash dividend of $0.185 per share (or approximately $11.0 million in the aggregate), which was paid on July 16, 2010 to shareholders of record as of July 2, 2010.

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

During the six months ended June 30, 2010, the Company repurchased 0.2 million shares of its common stock under the share repurchase program at a total cost of $6.9 million for an average price of $31.75 per share. Since the program’s inception through June 30, 2010, we have repurchased 43.1 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.0 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 76.1 million shares at an average price of $13.33 per share through June 30, 2010. At June 30, 2010 the Company had 3.6 million shares remaining under the current stock repurchase authorization. Upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.

Our Board previously authorized us to enter into programs which permit us to offer financing, investment and guaranty support to qualified franchisees as well as to acquire and resell real estate to incent franchise development for certain brands in top markets. Recent market conditions have resulted in an increase in opportunities to incentivize development under these programs. As a result, during the six months ended June 30, 2010, the Company has invested approximately $10.2 million pursuant to these programs (of which $5 million has been repaid to the Company subsequent to June 30, 2010). Subsequent to June 30, 2010 and through August 9, 2010, the Company invested an additional $7.6 million under these programs.

Over the next several years, we expect to continue to deploy capital opportunistically pursuant to these programs to promote growth of our emerging brands. The amount and timing of the investment in these programs will be dependent on market and other conditions. Our current expectation is that our annual investment in these programs will range from $20 million to $40 million. Notwithstanding these programs, the company expects to continue to return value to its shareholders through a combination of share repurchases and dividends, subject to market and other conditions.

During the six months ended June 30, 2010, the Company recorded one-time employee termination charges totaling $0.7 million in SG&A and marketing and reservation expenses. These charges related to salary and benefits continuation payments for employees separating from service with the Company. At June 30, 2010, the Company had approximately $0.2 million of these salary and benefits continuation payments remaining to be remitted. In addition, the Company has approximately $2.9 million of benefits remaining to be paid on termination benefits incurred during prior years. The Company expects to remit $2.4 million of the remaining $3.2 million of benefits payable during the next twelve months. In addition, the Company expects to satisfy approximately $2.5 million of deferred compensation and retirement plan obligations during the next twelve months.

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

The Company has established a recognition threshold a tax position is required to meet before being recognized in the financial statements. As of June 30, 2010, the Company had $4.2 million of total unrecognized tax benefits of which $2.5 million would affect the consolidated statements of income if recognized. We have reviewed our uncertain income tax positions and the Company believes it is reasonably possible it will recognize tax benefits of up to $2.1 million within the next twelve months. This is due to the anticipated lapse of applicable statutes of limitations regarding state tax positions and stock-based compensation deductions.

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

In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan (“EDCP”) which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust. Prior to January 1, 2010, participants could elect an investment return of either the annual yield of the Moody’s Average Corporate Bond Yield Index plus 300 basis points or a return based on a selection of available diversified investment options. Effective January 1, 2010, the Moody’s Average Corporate Bond Rate Yield Index plus 300 basis points is no longer an investment option for salary deferrals made on compensation earned after December 31, 2009. As of June 30, 2010 and December 31, 2009, the Company recorded a deferred compensation liability of $16.6 million and $17.6 million, respectively related to these deferrals and credited investment returns. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. Compensation expense recorded in SG&A for the three months ended June 30, 2010 and 2009 were $0.1 million and $0.3 million, respectively. Compensation expense recorded in SG&A for the six months ended June 30, 2010 and 2009 was $0.3 million and $0.5 million, respectively.

The Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that partially offset the earnings credited to the participants. The diversified investments held in the trusts totaled $11.6 million and $10.9 million as of June 30, 2010 and December 31, 2009, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore, the changes in the fair value of the diversified assets is included in other income and expenses, net in the accompanying statements of income. The Company recorded investment gains (losses) during the three months ended June 30, 2010 and 2009 totaling ($0.7 million) and $2.2 million, respectively. The Company recorded investment gains (losses) during the six months ended June 30, 2010 and 2009 totaling ($0.2 million) and $1.4 million, respectively.

In 1997, the Company adopted the Choice Hotels International, Inc. Nonqualified Retirement Savings and Investment Plan (“Non-Qualified Plan”). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. As of June 30, 2010 and December 31, 2009, the Company had recorded a deferred compensation liability of $10.0 million and $11.0 million, respectively related to these deferrals. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. The net increase (decrease) in compensation expense recorded in SG&A for the three months ended June 30, 2010 and 2009 was ($0.7 million) and $1.0 million, respectively. The net increase (decrease) in compensation expense recorded in SG&A for the six months ended June 30, 2010 and 2009 was ($0.3 million) and $0.7 million, respectively.

The diversified investments held in the trusts were $9.2 million and $10.1 million as of June 30, 2010 and December 31, 2009, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other income and expenses, net in the accompanying statements of income. The Company recorded investment gains (losses) during the three months ended June 30, 2010 and 2009 of ($0.6 million) and $1.0 million, respectively. The Company recorded investment gains (losses) during the six months ended June 30, 2010 and 2009 of ($0.2 million) and $0.8 million, respectively. In addition, the Non-Qualified Plan held shares of the Company’s common stock with a market value of $0.8 million and $0.9 million at June 30, 2010 and December 31, 2009, respectively.

The Company is subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock. The diversified investments held in the Non-Qualified Plan and EDCP include investments primarily in equity and debt securities, and cash and cash equivalents.

Recently Issued Accounting Standards

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition: Multiple-Deliverable Arrangements” now included in ASC 605-25, “Revenue Recognition”. This guidance modifies the fair value requirements of revenue recognition on multiple element arrangements by allowing the use of the “best estimate of selling price” in addition to vendor specific objective evidence and third-party evidence for determining the selling price of a deliverable. ASU 2009-13 also establishes a selling price hierarchy for determining the selling price of a deliverable. In addition, this guidance eliminates the residual method allocation and expands the disclosure requirements for such arrangements. This guidance is effective for contracts entered into during fiscal periods beginning on or after June 15, 2010. The Company does not expect this guidance to have a significant impact on our consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” (“ASU 2010-20”), which is included in the codification under ASC 815, “Derivatives and Hedging” (“ASC 815”). ASU 2010-20 sets forth requirements to improve financial reporting by companies with financial receivables (as defined in ASU 2010-20) and to provide more relevant and reliable information to the users of the financial statements. A significant change in ASU 2010-20 is that companies will be required to provide information for both the financing receivable and the related allowance on credit losses at disaggregated levels. ASU 2010-20 will be effective for both interim and annual reporting periods ending after December 15, 2010. The Company is currently evaluating the impact of this guidance on its consolidated financial statements, if any.

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

Several factors could cause actual results, performance or achievements of the Company to differ materially from those expressed in or contemplated by the forward-looking statements. Such risks include, but are not limited to, changes to general, domestic and foreign economic conditions; operating risks common in the lodging and franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees; our ability to keep pace with improvements in technology utilized for reservations systems and other operating systems; fluctuations in the supply and demand for hotels rooms; and our ability to manage effectively our indebtedness, among other factors. These and other risk factors are discussed in detail in Item 1A “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 1, 2010. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company’s foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including in certain circumstances the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which had carrying values of $20.9 million at both June 30, 2010 and December 31, 2009, respectively. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.

At June 30, 2010 and December 31, 2009, the Company had $291.1 million and $277.7 million of debt outstanding at a weighted average effective interest rate of 0.8% and 0.7%, respectively. A hypothetical change of 10% in the Company’s effective interest rate from June 30, 2010 levels would increase or decrease interest expense by $0.2 million. The Company expects to refinance its debt obligations prior to their scheduled maturities.

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

An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.

There has been no change in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2010, that materially affected, or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

Issuer Purchases of Equity Securities

The following table sets forth purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the six months ended June 30, 2010:

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1),(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2010	57,866	$32.00	45,161	3,795,473
February 28, 2010	222,432	31.64	171,400	3,624,073
March 31, 2010	1,396	34.73	—	3,624,073
April 30, 2010	—	—	—	3,624,073
May 31, 2010	8,092	35.78	—	3,624.073
June 30, 2010	471	31.78	—	3,624,073

Total	290,257	$31.84	216,561	3,624,073

(1)	The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998. The program has no fixed dollar amount or expiration date.
(2)

During the six months ended June 30, 2010, the Company redeemed 73,696 shares of common stock from employees to satisfy minimum tax-withholding requirements related to the vesting of restricted stock and performance vested restricted stock unit grants. These redemptions were not part of the board repurchase authorization.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number and Description

Exhibit Number	Description

3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

3.02(b)	Amended and Restated Bylaws of Choice Hotels International, Inc.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101*	The following statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 9, 2010, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Financial Statements, tagged as blocks of text.

*	Filed herewith
(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Registration Statement on Form S-4, filed August 31, 1998 (Reg. No. 333-62543).
(b)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels international, Inc.’s Current Report on Form 8-K dated February 15, 2010, filed February 16, 2010.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

Date: August 5. 2010	By:	/S/ DAVID L. WHITE
David L. White
Senior Vice President, Chief Financial Officer & Treasurer