Form 10-Q
period 2010-09-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2010-11-09
CIK 1046311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CLASS	SHARES OUTSTANDING AT SEPTEMBER 30, 2010
Common Stock, Par Value $0.01 per share	59,554,040

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUES:
Royalty fees	$72,565	$66,401	$171,029	$164,771
Initial franchise and relicensing fees	1,970	2,957	6,537	9,599
Procurement services	3,756	3,922	13,612	14,084
Marketing and reservation	102,867	90,465	242,096	227,803
Hotel operations	1,068	934	3,044	3,231
Other	1,575	1,297	4,752	3,989

Total revenues	183,801	165,976	441,070	423,477

OPERATING EXPENSES:
Selling, general and administrative	23,156	24,517	67,796	73,054
Depreciation and amortization	2,078	2,105	6,470	6,252
Marketing and reservation	102,867	90,465	242,096	227,803
Hotel operations	823	764	2,387	2,378

Total operating expenses	128,924	117,851	318,749	309,487

Operating income	54,877	48,125	122,321	113,990

OTHER INCOME AND EXPENSES, NET:
Interest expense	1,864	926	3,160	3,731
Interest and other investment income	(1,671)	(2,961)	(1,645)	(5,302)
Equity in net income of affiliates	(342)	(336)	(890)	(779)

Total other income and expenses, net	(149)	(2,371)	625	(2,350)

Income before income taxes	55,026	50,496	121,696	116,340
Income taxes	14,532	17,688	38,398	41,721

Net income	$40,494	$32,808	$83,298	$74,619

Basic earnings per share	$0.68	$0.55	$1.40	$1.24

Diluted earnings per share	$0.68	$0.55	$1.40	$1.24

Cash dividends declared per share	$0.185	$0.185	$0.555	$0.555

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30, 2010	December 31, 2009
ASSETS

Current assets
Cash and cash equivalents	$79,548	$67,870
Receivables (net of allowance for doubtful accounts of $8,638 and $6,886, respectively)	53,682	41,898
Deferred income taxes	7,980	7,980
Other current assets	23,980	10,114

Total current assets	165,190	127,862

Property and equipment, at cost, net	52,976	43,627
Goodwill	66,040	65,813
Franchise rights and other identifiable intangibles, net	21,641	24,559
Receivable – marketing and reservation fees	46,127	33,872
Investments, employee benefit plans, at fair value	22,370	20,931
Deferred income taxes	16,905	14,143
Other assets	12,058	9,230

Total assets	$403,307	$340,037

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$40,304	$33,859
Accrued expenses	35,936	37,074
Deferred revenue	71,296	51,765
Revolving credit facility	6,600	0
Current portion of long-term debt	294	0
Income taxes payable	19,775	6,310
Deferred compensation and retirement plan obligations	2,510	2,798

Total current liabilities	176,715	131,806

Long-term debt	251,613	277,700
Deferred compensation and retirement plan obligations	34,579	34,956
Other liabilities	15,894	9,787

Total liabilities	478,801	454,249

Commitments and Contingencies

SHAREHOLDERS’ DEFICIT
Common stock, $0.01 par value, 160,000,000 shares authorized; 95,345,362 shares issued at September 30, 2010 and December 31, 2009 and 59,554,040 and 59,541,106 shares outstanding at September 30, 2010 and December 31, 2009, respectively	596	595
Additional paid-in capital	89,611	90,731
Accumulated other comprehensive income (loss)	(7,545)	333
Treasury stock (35,791,322 and 35,804,256 shares at September 30, 2010 and December 31, 2009, respectively), at cost	(872,999)	(870,302)
Retained earnings	714,843	664,431

Total shareholders’ deficit	(75,494)	(114,212)

Total liabilities and shareholders’ deficit	$403,307	$340,037

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, IN THOUSANDS)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$83,298	$74,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,470	6,252
Provision for bad debts	2,421	1,643
Non-cash stock compensation and other charges	6,969	8,796
Non-cash interest and other income	(987)	(4,953)
Dividends received from equity method investments	618	819
Equity in net income of affiliates	(890)	(779)
Changes in assets and liabilities, net of acquisitions:
Receivables	(14,511)	(9,409)
Receivable – marketing and reservation fees, net	(2,594)	(13,742)
Accounts payable	6,274	(2,061)
Accrued expenses	(1,210)	(5,754)
Income taxes payable/receivable	11,940	22,314
Deferred income taxes	(2,704)	0
Deferred revenue	19,443	5,349
Other assets	(11,755)	2,087
Other liabilities	5,457	(5,215)

Net cash provided by operating activities	108,239	79,966

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(17,673)	(7,539)
Acquisitions, net of cash acquired	(466)	0
Issuance of notes receivable	(8,901)	(1,731)
Collections of notes receivable	5,055	190
Purchases of investments, employee benefit plans	(1,396)	(3,239)
Proceeds from sale of investments, employee benefit plans	1,018	13,839
Other items, net	(296)	(447)

Net cash provided (used) in investing activities	(22,659)	1,073

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) pursuant to revolving credit facility	(271,100)	7,900
Proceeds from the issuance of long-term debt	247,733	0
Principal payments on long-term debt	(20)	0
Settlement of forward starting interest rate swap agreement	(8,663)	0
Debt issuance costs	(804)	0
Purchase of treasury stock	(11,171)	(57,042)
Excess tax benefits from stock-based compensation	331	4,374
Dividends paid	(32,884)	(33,335)
Proceeds from exercise of stock options	1,321	6,744

Net cash used in financing activities	(75,257)	(71,359)

Net change in cash and cash equivalents	10,323	9,680
Effect of foreign exchange rate changes on cash and cash equivalents	1,355	1,285
Cash and cash equivalents at beginning of period	67,870	52,680

Cash and cash equivalents at end of period	$79,548	$63,645

Supplemental disclosure of cash flow information:
Cash payments during the period for:
Income taxes, net of refunds	$26,561	$16,726
Interest	$1,924	$4,268
Non-cash investing and financing activities:
Declaration of dividends	$32,886	$33,117
Capital lease obligation	$2,483	$0
Issuance of restricted shares of common stock	$9,233	$7,150
Issuance of performance vested restricted stock units	$256	$461
Issuance of treasury stock to employee stock purchase plan	$454	$465

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Company Information and Significant Accounting Policies

The accompanying unaudited consolidated financial statements of Choice Hotels International, Inc. and subsidiaries (together the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (which include any normal recurring adjustments) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The year end balance sheet information was derived from audited financial statements, but does not include all disclosures required by GAAP. The Company believes the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2009 and notes thereto included in the Company’s Form 8-K, filed with the SEC on August 18, 2010 (the “8-K”). Interim results are not necessarily indicative of the entire year results because of seasonal variations. All intercompany transactions and balances between Choice Hotels International, Inc. and its subsidiaries have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. As of September 30, 2010 and December 31, 2009, $3.9 million and $6.4 million, respectively, of book overdrafts representing outstanding checks in excess of funds on deposit are included in accounts payable in the accompanying consolidated balance sheets.

The Company maintains cash balances in domestic banks, which at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation. In addition, the Company also maintains cash balances in international banks which do not provide deposit insurance.

Derivatives

The Company uses derivative instruments as part of its overall strategy to manage exposure to market risks associated with fluctuations in interest rates. All outstanding derivative financial instruments are recognized at their fair values as assets or liabilities. The impact on earnings from recognizing the fair values of these instruments depends on their intended use, their hedge designation and their effectiveness in offsetting changes in the fair values of the exposures they are hedging. The Company does not use derivatives for trading purposes.

The effective portion of changes in fair value of derivatives designated as cash flow hedging instruments are recorded as a component of accumulated other comprehensive income (loss) and the ineffective portion is reported currently in earnings. The amounts included in accumulated other comprehensive income are reclassified into earnings in the same period during which the hedged item affects earnings. Amounts reported in earnings are classified consistent with the item being hedged.

The Company formally documents all relationships between its hedging instruments and hedged items at inception, including its risk management objective and strategy for establishing various hedge relationships. Cash flows from hedging instruments are classified in the Consolidated Statements of Cash Flows consistent with the items being hedged.

Hedge accounting is discontinued prospectively when (i) the derivative instrument is no longer effective in offsetting changes in fair value or cash flows of the underlying hedged item, (ii) the derivative instrument expires, is sold, terminated or exercised, or (iii) designating the derivative instrument as a hedge is no longer appropriate. The effectiveness of derivative instruments is assessed at inception and on an ongoing basis.

Variable Interest Entities

In accordance with the guidance for the consolidation of variable interest entities (“VIE”), we analyze our variable interests, including loans, guarantees, and equity investments, to determine if the entity in which we have a variable interest is a variable interest entity. Our analysis includes both quantitative and qualitative reviews. We base our analysis on our consideration of who has the power to direct those activities that most significantly impact the economic performance of the entity and who has the obligation to absorb the majority of losses or rights to receive benefits that could potentially be significant to the VIE. We also use our quantitative and qualitative analyses to determine if we must consolidate a variable interest entity as the primary beneficiary.

Recently Adopted Accounting Guidance

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements,” (“ASU 2010-06”) to require new disclosures and clarify existing disclosures relating to fair value measurements. The new

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

In September 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)”, or ASU No. 2009-17, now included in FASB Accounting Standards Codification (“ASC”) 810-10, “Consolidation”, which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. This guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, this guidance provides more timely and useful information about an enterprise’s involvement with a variable interest entity. The Company adopted this guidance on January 1, 2010. The adoption of these provisions did not have an impact on our consolidated financial statements.

In April 2010, the FASB issued authoritative guidance related to the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved if the milestone is: (a) commensurate with either the vendor’s performance to achieve the milestone or the enhancement of the value of the item delivered; (b) relates solely to past performance; and (c) is reasonable relative to all deliverables and payment terms in the arrangement. This guidance is effective on a prospective basis for financial statements issued for interim and annual periods ending after June 15, 2010 with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition: Multiple-Deliverable Arrangements” now included in ASC 605-25, “Revenue Recognition”. This guidance modifies the fair value requirements of revenue recognition on multiple element arrangements by allowing the use of the “best estimate of selling price” in addition to vendor specific objective evidence and third-party evidence for determining the selling price of a deliverable. ASU 2009-13 also establishes a selling price hierarchy for determining the selling price of a deliverable. In addition, this guidance eliminates the residual method allocation and expands the disclosure requirements for such arrangements. This guidance is effective for contracts entered into during fiscal periods beginning on or after June 15, 2010. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

2. Other Current Assets

Other current assets consist of the following:

	September 30, 2010	December 31, 2009
	(In thousands)
Prepaid expenses	$7,693	$7,014
Land held for sale	11,006	—
Notes receivable (See Note 3)	3,975	2,378
Income taxes receivable	470	—
Other	836	722

Total	$23,980	$10,114

Land held for sale represents the Company’s purchase of various parcels of real estate as part of its program to incent franchise development in top markets for certain brands. The Company has acquired this real estate with the intent to resell it to third-party developers for the construction of hotels operated under the Company’s brands.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

3. Notes Receivable

	September 30, 2010	December 31, 2009
	(In thousands)
Forgivable notes receivable	$6,768	$7,432
Mezzanine and other notes receivables	15,571	12,345

	22,339	19,777
Loan reserves	(9,716)	(9,531)

Total	$12,623	$10,246

Current portion, net	$3,975	$2,378
Long-term portion, net	8,648	7,868

Total	$12,623	$10,246

The Company classifies notes receivable due within one year as current assets and notes receivable with a maturity greater than one year as other assets in the Company’s consolidated balance sheets.

Forgivable Notes Receivable

From time to time, the Company provides financing to franchisees for property improvements and other purposes in the form of forgivable promissory notes. The terms of the notes typically range from 3 to 10 years, bearing market interest rates, and are forgiven and amortized over that time period if the franchisee remains in the system in good standing. As of September 30, 2010 and December 31, 2009, the unamortized balance of these notes totaled $6.8 million and $7.4 million, respectively. The Company recorded an allowance for credit losses on these forgivable notes receivable of $0.7 million at both September 30, 2010 and December 31, 2009. Amortization expense included in the accompanying consolidated statements of income related to the notes was $0.5 million and $1.4 million for the three and nine months ended September 30, 2010, respectively. Amortization expense for the three and nine months ended September 30, 2009 relating to the notes was $0.5 million and $1.5 million, respectively. At September 30, 2010, the Company had commitments to extend an additional $4.4 million in forgivable notes receivable provided certain commitments are met by its franchisees.

Mezzanine and Other Notes Receivable

The Company has provided financing to franchisees in support of the development of properties in key markets. These notes include non-interest bearing receivables as well as notes bearing market interest and are due upon maturity. Interest income associated with these notes receivable is reflected in the accompanying consolidated statements of income under the caption interest and other investment (income) loss. The Company does not accrue interest on notes receivable that are impaired. At September 30, 2010, notes receivable advanced and related interest totaled $15.6 million of which $10.8 million was determined to be impaired at September 30, 2010. The Company has recorded an $8.6 million allowance for credit losses on these impaired loans at both September 30, 2010 and December 31, 2009. In addition, at September 30, 2010 and December 31, 2009, the Company had provided loan reserves on non-impaired loans totaling $0.4 million and $0.2 million, respectively. The Company records bad debt expense in selling, general & administrative (“SG&A”) expenses in the accompanying consolidated statements of income. At September 30, 2010, the Company had a commitment to extend an additional $1.5 million in mezzanine and other notes receivables provided certain conditions are met.

4. Receivable – Marketing and Reservation Fees

As of September 30, 2010 and December 31, 2009, the Company’s balance sheet includes a receivable of $23.6 million and $19.2 million, respectively from cumulative marketing expenses incurred in excess of cumulative marketing fee revenues earned. The reservation fees receivable related to cumulative reservation expenses incurred in excess of cumulative reservation fee revenues earned was $22.5 million and $14.7 million at September 30, 2010 and December 31, 2009, respectively. Depreciation and amortization expense attributable to marketing and reservation activities was $3.0 million for both the three months ended September 30, 2010 and 2009. Depreciation and amortization expense attributable to marketing and reservation activities was $9.1 million and $7.9 million for the nine months ended September 30, 2010 and 2009, respectively. Interest expense attributable to marketing and reservation activities was approximately $0.3 million and $0.06 million for the three months ended September 30, 2010 and 2009, while interest expense attributable to marketing and reservation activities was approximately $0.5 million and $0.2 million for the nine months ended September 30, 2010 and 2009, respectively.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The Company evaluates the receivable for marketing and reservation costs in excess of cumulative marketing and reservation fees earned on a periodic basis for collectability. The Company will record an allowance when, based on current information and events, it is probable that we will be unable to collect all amounts due for marketing and reservation activities according to the contractual terms of the franchise agreements. The receivables are considered to be uncollectible if the expected net, undiscounted cash flows from marketing and reservation activities are less than the carrying amount of the asset.

5. Deferred Revenue

Deferred revenue consists of the following:

	September 30, 2010	December 31, 2009
	(In thousands)
Loyalty programs	$66,798	$48,686
Initial, relicensing and franchise fees	3,106	2,160
Procurement service fees	1,169	884
Other	223	35

Total	$71,296	$51,765

6. Debt

Debt consists of the following at:

	September 30, 2010	December 31, 2009
	(In thousands)
$350 million senior unsecured revolving credit facility with an effective interest rate of 0.68% and 0.65% at September 30, 2010 and December 31, 2009, respectively	$6,600	$277,700
$250 million senior notes with an effective interest rate of 6.19% at September 30, 2010, less discount of $637	249,363	—
Capital lease obligation due 2016 with an effective interest rate of 4.66%	2,483	—
Other notes payable	61	—

Total debt	$258,507	$277,700
Less current portion	6,894	—

Total long-term debt	$251,613	$277,700

On June 16, 2006, the Company entered into a $350 million senior unsecured revolving credit agreement (the “Revolver”), with a syndicate of lenders. The Revolver allows the Company to borrow, repay and reborrow revolving loans up to $350 million (which includes swingline loans for up to $20 million and standby letters of credit of up to $30 million) until the scheduled maturity date of June 16, 2011. The Company has the ability to request an increase in available borrowings under the Revolver by an additional amount of up to $150 million by obtaining the agreement of the existing lenders to increase their lending commitments or by adding additional lenders. The rate of interest generally applicable for revolving loans under the Revolver is, at the Company’s option, equal to either (i) the greater of the prime rate or the federal funds effective rate plus 50 basis points, or (ii) an adjusted LIBOR rate plus a margin between 22 and 70 basis points based on the Company’s credit rating. The Revolver requires the Company to pay a quarterly facility fee, based upon the credit rating of the Company, at a rate between 8 and 17 1/2 basis points, on the full amount of the commitment (regardless of usage). The Revolver also requires the payment of a quarterly usage fee, based upon the credit rating of the Company, at a rate between 10 and 12 1/2 basis points, on the amount outstanding under the commitment, excluding swingline loans, at all times when the amount borrowed under the Revolver exceeds 50% of the total commitment. The Revolver includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage. The Revolver also restricts the Company’s ability to make certain investments, incur certain debt, and dispose of assets, among other restrictions. As of September 30, 2010, the Company was in compliance with all covenants.

On August 25, 2010, the Company completed a $250 million senior unsecured note offering (“the Senior Notes”) at a discount of $0.6 million, bearing a coupon of 5.7% with an effective rate of 6.19%. The Senior Notes will mature on

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

August 28, 2020, with interest on the Senior Notes to be paid semi-annually on February 28th and August 28th. The Company used the net proceeds from the offering, after deducting underwriting discounts and other offering expenses, to repay outstanding borrowings under the Revolver and for other general corporate purposes.

Debt issuance costs and bond discounts incurred in connection with the Senior Notes are amortized, on a straight-line basis, which is not materially different than the effective interest method, through the maturity of the Senior Notes. Amortization of these costs is included in interest expense in the Consolidated Statements of Income.

The Company may redeem the Senior Notes at its option at a redemption price equal to the greater of (a) 100% of the principal amount of the notes to be redeemed and (b) the sum of the present values of the remaining scheduled principal and interest payments from the redemption date to the date of maturity discounted to the redemption date on a semi-annual basis at the Treasury rate, plus 45 basis points.

The Company’s line of credit providing up to an aggregate of $5 million of borrowings matured on August 31, 2010 and was not renewed. Prior to maturity, borrowings under the line of credit bore interest at the lender’s sole option at either of the following rates (i) prime rate or (ii) LIBOR rate plus 0.80% per annum; due monthly and upon demand for final payment.

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

8. Pension Plan

The Company sponsors an unfunded non-qualified defined benefit plan (“SERP”) for certain senior executives. No assets are held with respect to the plan; therefore benefits are funded as paid to participants. For the three months ended September 30, 2010 and September 30, 2009, the Company recorded $0.1 million and $0.3 million, respectively, for the expenses related to the SERP which are included in SG&A expense in the accompanying consolidated statements of income. The expenses related to the SERP for the nine month periods ended September 30, 2010 and 2009 are $0.4 million and $0.9 million, respectively. Benefit payments totaling $0.4 million are currently scheduled to be remitted within the next twelve months.

The following table presents the components of net periodic benefit costs for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2010	2009	2010	2009
Components of net periodic pension cost:
Service cost	$—	$101	$—	$303
Interest cost	135	147	404	443
Amortization:
Prior service cost	—	58	—	173

Net periodic pension cost	$135	$306	$404	$919

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The net periodic pension costs for the year ended December 31, 2010 are projected to decline from the prior year due to the amendment of the SERP, effective December 31, 2009, which froze participant benefits. As a result of freezing the benefits, future service costs and unrecognized prior service cost amortizations have been eliminated. The 2010 monthly net periodic pension costs are approximately $45,000. The components of projected pension costs for the year ended December 31, 2010 are as follows:

(in thousands)
Components of net periodic pension cost:
Service cost	$—
Interest cost	538
Amortizations:
(Gain)/Loss	—
Prior service cost	—

Net periodic pension cost	$538

The following is a reconciliation of the changes in the projected benefit obligation for the nine months ended September 30, 2010:

(in thousands)
Projected benefit obligation, December 31, 2009	$9,176
Service cost	—
Interest cost	404
Benefit payments	(310)

Projected benefit obligation, September 30, 2010	$9,270

The amounts in accumulated other comprehensive income (loss) that have not yet been recognized as components of net periodic benefit costs at September 30, 2010 are as follows:

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

In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan (“EDCP”) which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust. Prior to January 1, 2010, participants could elect an investment return of either the annual yield of the Moody’s Average Corporate Bond Yield Index plus 300 basis points or a return based on a selection of available diversified investment options. Effective January 1, 2010, the Moody’s Average Corporate Bond Rate Yield Index plus 300 basis points is no longer an investment option for salary deferrals made on compensation earned after December 31, 2009. As of September 30, 2010 and December 31, 2009, the Company recorded a deferred compensation liability of $17.1 million and $17.6 million, respectively related to these deferrals and credited investment returns. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. Compensation expense recorded in SG&A for the three months ended September 30, 2010 and 2009 were $0.3 million and $0.4 million, respectively. Compensation expense recorded in SG&A for the nine months ended September 30, 2010 and 2009 was $0.7 million and $0.9 million, respectively.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that partially offset the earnings credited to the participants. The diversified investments held in the trusts totaled $12.6 million and $10.9 million as of September 30, 2010 and December 31, 2009, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore, the changes in the fair value of the diversified assets is included in other income and expenses, net in the accompanying statements of income. The Company recorded investment gains during the three months ended September 30, 2010 and 2009 totaling $0.8 million and $1.9 million, respectively. The Company recorded investment gains during the nine months ended September 30, 2010 and 2009 totaling $0.6 million and $3.3 million, respectively.

In 1997, the Company adopted the Choice Hotels International, Inc. Nonqualified Retirement Savings and Investment Plan (“Non-Qualified Plan”). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. As of September 30, 2010 and December 31, 2009, the Company had recorded a deferred compensation liability of $10.7 million and $11.0 million, respectively related to these deferrals. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. The net increase in compensation expense recorded in SG&A for the three months ended September 30, 2010 and 2009 was $0.8 million and $1.1 million, respectively. The net increase in compensation expense recorded in SG&A for the nine months ended September 30, 2010 and 2009 was $0.5 million and $1.8 million, respectively.

The diversified investments held in the trusts were $9.8 million and $10.1 million as of September 30, 2010 and December 31, 2009, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other income and expenses, net in the accompanying statements of income. The Company recorded investment gains during the three months ended September 30, 2010 and 2009 of $0.7 million and $1.0 million, respectively. The Company recorded investment gains during the nine months ended September 30, 2010 and 2009 of $0.5 million and $1.8 million, respectively. In addition, the Non-Qualified Plan held shares of the Company’s common stock with a market value of $0.9 million at both September 30, 2010 and December 31, 2009, respectively.

10. Fair Value of Financial Instruments

The Company believes that the fair values of its current assets and current liabilities approximate their reported carrying amounts due to the short-term nature of these items. In addition, the interest rates on the Company’s Revolver adjust frequently based on current market rates; accordingly its carrying amount approximates fair value.

The Company estimates the fair value of its long-term debt, excluding leases, using quoted market prices. At September 30, 2010, the long-term debt, excluding leases, had an approximate fair value of $251.9 million.

11. Fair Value Measurements

The Company estimates the fair value of our financial instruments utilizing a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. There have been no significant transfers into or out of Level 1 or Level 2 inputs during the three and nine months ended September 30, 2010. The following summarizes the three levels of inputs, as well as the assets that the Company values using those levels of inputs:

Level 1: Quoted prices in active markets for identical assets and liabilities. The Company’s Level 1 assets consist of marketable securities (primarily mutual funds) held in the Company’s EDCP and Non-Qualified Plan deferred compensation plans.

Level 2: Observable inputs, other than quoted prices in active markets for identical assets and liabilities, such as quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable. The Company’s Level 2 assets consist of money market funds held in the Company’s EDCP and Non-Qualified Plan deferred compensation plans and those recorded in cash and cash equivalents.

Level 3: Unobservable inputs, supported by little or no market data available, where the reporting entity is required to develop its own assumptions to determine the fair value of the instrument. The Company does not currently have any assets covered by the disclosure provisions whose fair value was determined using significant unobservable inputs.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Fair Value Measurements at Reporting Date Using
Assets (in thousands)	Total	Level 1	Level 2	Level 3
As of September 30, 2010
Money market funds, included in cash and cash equivalents	$10,000	$—	$10,000	$—
Investments, employee benefit plans, at fair value	22,370	20,215	2,155	—

	$32,370	$20,215	$12,155	$—

As of December 31, 2009
Investments, employee benefit plans, at fair value	$20,931	$18,505	$2,426	$—

	$20,931	$18,505	$2,426	$—

12. Income Taxes

The effective income tax rate was 26.4% and 35.0% for the three months ended September 30, 2010 and September 30, 2009, respectively. The effective income tax rate was 31.6% and 35.9% for the nine months ended September 30, 2010 and September 30, 2009, respectively.

The effective income tax rates for the three months and nine months ended September 30, 2010 differed from the U.S. federal statutory rate of 35% primarily due to a prior period adjustment of $3.3 million to our deferred tax assets, partially offset by an increase of $1.6 million related to identification of prior period unrecognized tax positions. The Company believes that these adjustments are not material to its financial statements for prior annual or interim periods, the nine months ended September 30, 2010 or the Company’s expected annual results for the year ended December 31, 2010. Also in the quarter, we identified $1.7 million of additional federal income tax benefits. These rates were also impacted by state income taxes, partially offset by the effect of foreign operations. The effective income tax rates for the three and nine months ended September 30, 2009 were impacted by state income taxes, offset by the effect of foreign operations and the resolution of certain income tax contingencies.

The effective income tax rates for the three and nine months ended September 30, 2009 were impacted by state income taxes, offset by the effect of foreign operations and the resolution of certain income tax contingencies.

As of September 30, 2010, the Company had $5.7 million of total unrecognized tax benefits, of which approximately $3.9 million would impact the effective tax rate if recognized. The Company believes it is reasonably possible that it will recognize tax benefits of up to $1.3 million within the next twelve months related to the anticipated lapse of applicable statutes of limitations.

13. Share-Based Compensation and Capital Stock

Stock Options

No stock options were granted by the Company in the three month period ended September 30, 2010. The Company granted 20,735 options to certain employees of the Company at a fair value of $0.2 million for the three month period ended September 30, 2009. The Company granted 0.3 million and 0.5 million options to certain employees of the Company at a fair value of $2.6 million and $4.0 million during the nine months ended September 30, 2010 and 2009, respectively. The stock options granted by the Company had an exercise price equal to the market price of the Company’s common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2010 Grants	2009 Grants
Risk-free interest rate	2.19%	1.83%
Expected volatility	41.92%	39.71%
Expected life of stock option	4.4 years	4.4 years
Dividend yield	2.26%	2.74%
Requisite service period	4 years	4 years
Contractual life	7 years	7 years
Weighted average fair value of options granted	$10.07	$7.41

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

The aggregate intrinsic value of the stock options outstanding and exercisable at September 30, 2010 was $11.7 million and $6.3 million, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2010 and 2009 was approximately $16,000 and $3.7 million, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2010 and 2009 was $1.0 million and $12.3 million, respectively.

The Company received approximately $6,000 and $2.1 million in proceeds from the exercise of approximately 600 and 0.2 million employee stock options during the three month periods ended September 30, 2010 and 2009, respectively. The Company received $1.3 million and $6.7 million in proceeds from the exercise of approximately 66,000 and 0.7 million employee stock options during the nine month periods ended September 30, 2010 and 2009, respectively.

Restricted Stock

The following table is a summary of activity related to restricted stock grants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Restricted share grants	4,203	7,399	279,157	262,128
Weighted average grant date fair value per share	$35.69	$29.56	$33.07	$27.28
Aggregate grant date fair value ($000)	$150	$219	$9,233	$7,150
Restricted shares forfeited	2,354	23,935	11,183	35,072
Vesting service period of shares granted	4 years	4 years	3-4 years	3-4 years
Grant date fair value of shares vested ($000)	$200	$212	$5,948	$5,469

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

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table is a summary of activity related to PVRSU grants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Performance vested restricted stock units granted at target	—	—	33,517	9,588
Weighted average grant date fair value per share	$—	$—	$32.60	$26.88
Aggregate grant date fair value ($000)	$—	$—	$1,093	$258
Stock units forfeited	—	2,035	9,650	6,046
Requisite service period	—	—	3 years	2 years

During the nine months ended September 30, 2010, PVRSU grants totaling 10,880 vested at a fair value of $0.3 million. These PVRSU grants were initially granted at a target of 15,541 units, however, since the Company achieved only 70% of the targeted performance conditions contained in the stock awards granted in prior periods, 4,661 shares out of the initial grant were forfeited. In addition, during the nine months ended September 30, 2010, 4,989 units were forfeited since the performance targets of the applicable PVRSU grant were not achieved. During the nine months ended September 30, 2009, PVRSU grants totaling 19,761 vested at a fair value of $0.5 million. These PVRSU grants were initially granted at a target of 14,638 units, however, since the Company exceeded targeted performance conditions contained in the stock awards granted in prior periods by 35%, an additional 5,123 shares were earned and issued. No PVRSU grants vested during the three month periods ended September 30, 2010 and 2009.

A summary of stock-based award activity as of September 30, 2010 and changes during the nine months ended are presented below:

	Nine Months Ended September 30, 2010
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2010	1,658,844	$30.05		539,341	$31.68	118,385	$34.58
Granted	261,137	32.84		279,157	33.07	33,517	32.60
Exercised/Vested	(66,160)	19.97		(181,671)	33.68	(10,880)	40.65
Forfeited/Expired	(19,661)	8.57		(11,183)	30.83	(9,650)	36.74

Outstanding at September 30, 2010	1,834,160	$31.04	4.6 years	625,644	$31.75	131,372	$33.42

Options exercisable at September 30, 2010	839,448	$30.88	3.8 years

The components of the Company’s pretax stock-based compensation expense and associated income tax benefits are as follows for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
Stock options	$0.7	$0.8	$1.9	$1.9
Restricted stock	1.8	1.6	5.3	4.9
Performance vested restricted stock units	(0.7)	(0.7)	(0.4)	(0.3)

Total	$1.8	$1.7	$6.8	$6.5

Income tax benefits	$0.7	$0.6	$2.5	$2.4

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

During the three months ended September 30, 2010 and 2009, the Company revised its estimate of the projected achievement of various performance conditions that affect the number of PVRSUs that will ultimately vest. As a result, previously recognized stock-based compensation costs related to these PVRSUs has been reduced by $0.8 million for both the three and nine months ended September 30, 2010 and $0.9 million for both the three and nine months ended September 30, 2009.

Dividends

On September 17, 2010, the Company’s board of directors declared a quarterly cash dividend of $0.185 per share (or approximately $11.0 million in the aggregate), which was paid on October 15, 2010 to shareholders of record as of October 1, 2010. On April 29, 2010, the Company’s board of directors declared a quarterly cash dividend of $0.185 per share (or approximately $11.0 million in the aggregate), which was paid on July 16, 2010 to shareholders of record as of July 2, 2010. On February 16, 2010, the Company’s board of directors declared a cash dividend of $0.185 per share (or approximately $11.0 million in the aggregate), which was paid on April 16, 2010 to shareholders of record on April 5, 2010.

On September 10, 2009, the Company declared a cash dividend of $0.185 per share (or approximately $10.9 million in the aggregate), which was paid on October 16, 2009 to shareholders of record on October 2, 2009. On May 4, 2009, the Company’s board of directors declared a quarterly cash dividend of $0.185 per share (or approximately $11.0 million in the aggregate), which was paid on July 17, 2009 to shareholders of record on July 2, 2009. On February 9, 2009, the Company’s board of directors declared a cash dividend of $0.185 per share (or approximately $11.1 million in the aggregate), which was paid on April 17, 2009 to shareholders of record on April 3, 2009.

Stock Repurchase Program

During the three months ended September 30, 2010, the Company purchased approximately 50,000 shares of common stock under the share repurchase program at a total cost of $1.9 million. During the nine months ended September 30, 2010, the Company purchased 0.3 million shares of common stock under the share repurchase program at a total cost of $8.7 million. During the three and nine months ended September 30, 2009, the Company purchased 0.7 million and 2.1 million shares of common stock under the share repurchase program at a total cost of $20.5 million and $55.3 million, respectively.

During the three and nine months ended September 30, 2010, the Company redeemed 1,736 and 75,432 shares of common stock at a total cost of approximately $60,000 and $2.4 million, respectively, from employees to satisfy statutory minimum tax requirements from the vesting of restricted stock and PVRSU grants.

During the three and nine months ended September 30, 2009, the Company redeemed 8,771 and 64,643 shares of common stock at a total cost of $0.2 million and $1.7 million, respectively, from employees to satisfy statutory minimum tax requirements from the vesting of restricted stock and PVRSU grants.

These redemptions were outside the share repurchase program initiated in September 1998.

14. Comprehensive Income

The components of accumulated other comprehensive income (loss) is as follows:

	September 30, 2010	December 31, 2009
	(In thousands)
Foreign currency translation adjustments	$943	$275
Deferred loss on cash flow hedge	(8,546)	—
Changes in pension benefit obligation recognized in other comprehensive income (loss)	58	58

Total accumulated other comprehensive income (loss)	$(7,545)	$333

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The differences between net income and comprehensive income are described in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2010	2009	2010	2009
Net income	$40,494	$32,808	$83,298	$74,619
Other comprehensive income (loss), net of tax:
Amortization of pension related costs, net of tax
Prior service costs	—	36	—	108
Settlement of forward starting interest rate swap agreement	(8,663)	—	(8,663)	—
Amortization of loss on cash flow hedge	117	—	117	—
Foreign currency translation adjustment, net	1,851	719	668	2,046

Other comprehensive income (loss), net of tax	(6,695)	755	(7,878)	2,154

Comprehensive income	$33,799	$33,563	$75,420	$76,773

Cash Flow Hedge

In July 2010, the Company entered into an interest rate swap agreement to protect itself from an increase in the market interest rate on $250 million of 10-year, fixed rate debt with the coupon to be set at market interest rates. The interest rate swap agreement was designated as a cash flow hedge under the guidance for derivatives and hedging. In August 2010, upon issuance of the related fixed-rate debt, the Company terminated and settled the interest rate swap agreement for a cash payment of $8.7 million. The Company recorded the effective portion of this deferred loss as a component of accumulated other comprehensive income (loss). The ineffective portion was calculated at less than $0.1 million and was recognized immediately as a component of earnings under interest expense in the Company’s consolidated statements of income during the three months ended September 30, 2010. The effective portion of the deferred loss is being amortized over the term of the related debt as interest expense in the Company’s consolidated statements of income.

15. Earnings Per Share

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2010	2009	2010	2009
Computation of Basic Earnings Per Share:
Net income	$40,494	$32,808	$83,298	$74,619
Income allocated to participating securities	(426)	(303)	(865)	(688)

Net income available to common shareholders	$40,068	$32,505	$82,433	$73,931

Weighted average common shares outstanding – basic	58,965	59,182	58,948	59,686

Basic earnings per share	$0.68	$0.55	$1.40	$1.24

Computation of Diluted Earnings Per Share:
Net income	$40,494	$32,808	$83,298	$74,619
Income allocated to participating securities	(425)	(302)	(864)	(687)

Net income available to common shareholders	$40,069	$32,506	$82,434	$73,932

Weighted average common shares outstanding – basic	58,965	59,182	58,948	59,686
Dilutive effect of stock options and PVRSUs	66	85	80	171

Weighted average shares outstanding-diluted	59,031	59,267	59,028	59,857

Diluted earnings per share	$0.68	$0.55	$1.40	$1.24

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

At September 30, 2010 and 2009, the Company had 1.8 million and 1.7 million outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the period, unless the stock options would be anti-dilutive. For both the three and nine months ended September 30, 2010, the Company excluded 0.6 million of anti-dilutive stock options from the diluted earnings per share calculation. For both the three and nine months ended September 30, 2009, the Company excluded 1.0 million of anti-dilutive stock options from the diluted earnings per share calculation.

PVRSUs are also included in the diluted earnings per share calculation assuming the performance conditions have been met at the reporting date. However, at September 30, 2010 and 2009, PVRSUs totaling 131,372 and 118,385, respectively were excluded from the computation since the performance conditions had not been met.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

16. Condensed Consolidating Financial Statements

Effective August 2010, the Company’s Senior Notes are guaranteed jointly, severally, fully and unconditionally by eight 100%-owned domestic subsidiaries. There are no legal or regulatory restrictions on the payment of dividends to Choice Hotels International, Inc. from subsidiaries that do not guarantee the Senior Notes. As a result of the guarantee arrangements, the following condensed consolidating financial statements are presented. Investments in subsidiaries are accounted for under the equity method of accounting.

The condensed consolidating balance sheet as of December 31, 2009 has been revised to reflect the reclassification of certain intercompany balances and transactions from prior filings between subsidiaries within the combined financial statements to which they related. These revisions are not material to our financial statements taken as a whole.

Choice Hotels International, Inc.

Condensed Consolidating Statement of Income

For the Three Months Ended September 30, 2010

(Unaudited, In Thousands)

	Choice Hotels International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$66,259	$21,727	$7,507	$(22,928)	$72,565
Initial franchise and relicensing fees	1,970	—	—	—	1,970
Procurement services	3,756	—	—	—	3,756
Marketing and reservation	90,518	86,315	4,386	(78,352)	102,867
Other items, net	1,568	1,069	6	—	2,643

Total revenues	164,071	109,111	11,899	(101,280)	183,801

OPERATING EXPENSES:
Selling, general and administrative	23,243	19,622	3,219	(22,928)	23,156
Marketing and reservation	95,355	82,306	3,558	(78,352)	102,867
Other items, net	880	1,820	201	—	2,901

Total operating expenses	119,478	103,748	6,978	(101,280)	128,924

Operating income	44,593	5,363	4,921	—	54,877
OTHER INCOME AND EXPENSES, NET:
Interest expense	2,134	(272)	2	—	1,864
Other items, net	(147)	(1,492)	(374)	—	(2,013)
Equity in earnings of consolidated subsidiaries	(9,756)	—	—	9,756	—

Total other income and expenses, net	(7,769)	(1,764)	(372)	9,756	(149)

Income before income taxes	52,362	7,127	5,293	(9,756)	55,026
Income taxes	11,868	2,137	527	—	14,532

Net income	$40,494	$4,990	$4,766	$(9,756)	$40,494

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Choice Hotels International, Inc.

Condensed Consolidating Statement of Income

For the Three Months Ended September 30, 2009

(Unaudited, In Thousands)

	Choice Hotels International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$57,468	$26,943	$8,732	$(26,742)	$66,401
Initial franchise and relicensing fees	2,957	—	—	—	2,957
Procurement services	3,922	—	—	—	3,922
Marketing and reservation	79,108	83,011	3,636	(75,290)	90,465
Other items, net	1,278	934	19	—	2,231

Total revenues	144,733	110,888	12,387	(102,032)	165,976

OPERATING EXPENSES:
Selling, general and administrative	30,186	20,786	287	(26,742)	24,517
Marketing and reservation	83,386	79,104	3,265	(75,290)	90,465
Other items, net	816	1,876	177	—	2,869

Total operating expenses	114,388	101,766	3,729	(102,032)	117,851

Operating income	30,345	9,122	8,658	—	48,125
OTHER INCOME AND EXPENSES, NET:
Interest expense	982	(55)	(1)	—	926
Other items, net	(60)	(2,901)	(336)	—	(3,297)
Equity in earnings of consolidated subsidiaries	(12,514)	—	—	12,514	—

Total other income and expenses, net	(11,592)	(2,956)	(337)	12,514	(2,371)

Income before income taxes	41,937	12,078	8,995	(12,514)	50,496
Income taxes	9,129	7,990	569	—	17,688

Net income	$32,808	$4,088	$8,426	$(12,514)	$32,808

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Choice Hotels International, Inc.

Condensed Consolidating Statement of Income

For the Nine Months Ended September 30, 2010

(Unaudited, In Thousands)

	Choice Hotels International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$153,597	$68,596	$21,137	$(72,301)	$171,029
Initial franchise and relicensing fees	6,537	—	—	—	6,537
Procurement services	13,612	—	—	—	13,612
Marketing and reservation	209,543	233,654	11,554	(212,655)	242,096
Other items, net	4,606	3,045	145	—	7,796

Total revenues	387,895	305,295	32,836	(284,956)	441,070

OPERATING EXPENSES:
Selling, general and administrative	68,450	61,119	10,528	(72,301)	67,796
Marketing and reservation	219,945	224,359	10,447	(212,655)	242,096
Other items, net	2,848	5,411	598	—	8,857

Total operating expenses	291,243	290,889	21,573	(284,956)	318,749

Operating income	96,652	14,406	11,263	—	122,321
OTHER INCOME AND EXPENSES, NET:
Interest expense	3,597	(441)	4	—	3,160
Other items, net	(328)	(1,043)	(1,164)	—	(2,535)
Equity in earnings of consolidated subsidiaries	(20,718)	—	—	20,718	—

Total other income and expenses, net	(17,449)	(1,484)	(1,160)	20,718	625

Income before income taxes	114,101	15,890	12,423	(20,718)	121,696
Income taxes	30,803	6,242	1,353	—	38,398

Net income	$83,298	$9,648	$11,070	$(20,718)	$83,298

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Choice Hotels International, Inc.

Condensed Consolidating Statement of Income

For the Nine Months Ended September 30, 2009

(Unaudited, In Thousands)

	Choice Hotels International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$148,909	$68,873	$18,236	$(71,247)	$164,771
Initial franchise and relicensing fees	9,599	—	—	—	9,599
Procurement services	14,084	—	—	—	14,084
Marketing and reservation	194,600	239,657	10,229	(216,683)	227,803
Other items, net	3,961	3,231	28	—	7,220

Total revenues	371,153	311,761	28,493	(287,930)	423,477

OPERATING EXPENSES:
Selling, general and administrative	67,221	67,490	9,590	(71,247)	73,054
Marketing and reservation	205,823	229,119	9,544	(216,683)	227,803
Other items, net	2,402	5,713	515	—	8,630

Total operating expenses	275,446	302,322	19,649	(287,930)	309,487

Operating income	95,707	9,439	8,844	—	113,990
OTHER INCOME AND EXPENSES, NET:
Interest expense	4,001	(221)	(6)	(43)	3,731
Other items, net	(200)	(5,102)	(822)	43	(6,081)
Equity in earnings of consolidated subsidiaries	(13,724)	—	—	13,724	—

Total other income and expenses, net	(9,923)	(5,323)	(828)	13,724	(2,350)

Income before income taxes	105,630	14,762	9,672	(13,724)	116,340
Income taxes	31,011	9,460	1,250	—	41,721

Net income	$74,619	$5,302	$8,422	$(13,724)	$74,619

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Choice Hotels International, Inc.

Condensed Consolidating Balance Sheet

As of September 30, 2010

(Unaudited, In thousands)

	Choice Hotels International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Cash and cash equivalents	$3,198	$352	$75,998	$—	$79,548
Receivables	46,756	1,548	5,378	—	53,682
Other current assets	15,472	13,238	5,810	(2,560)	31,960

Total current assets	65,426	15,138	87,186	(2,560)	165,190
Property and equipment, at cost, net	13,281	38,269	1,426	—	52,976
Goodwill	60,620	5,193	227	—	66,040
Franchise rights and other identifiable intangibles, net	13,953	4,107	3,581	—	21,641
Investments, employee benefit plans, at fair value	—	22,370	—	—	22,370
Investment in and advances to affiliates	321,100	190,704	162	(511,966)	—
Receivable, marketing and reservation fees	46,127	—	—	—	46,127
Deferred income taxes	—	41,695	275	(25,065)	16,905
Other assets	4,842	6,420	796	—	12,058

Total assets	$525,349	$323,896	$93,653	(539,591)	$403,307

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$10,746	$25,895	$3,663	$—	$40,304
Accrued expenses	14,866	19,523	1,547	—	35,936
Deferred revenue	17,454	52,989	853	—	71,296
Revolving credit facility	6,600	—	—	—	6,600
Current portion of long-term debt	—	267	27	—	294
Deferred compensation & retirement plan obligations	—	2,510	—	—	2,510
Income taxes payable	6,331	14,189	1,815	(2,560)	19,775

Total current liabilities	55,997	115,373	7,905	(2,560)	176,715
Long-term debt	249,363	2,216	34	—	251,613
Deferred compensation & retirement plan obligations	—	34,573	6	—	34,579
Advances from affiliates	262,229	7,208	29,221	(298,658)	—
Deferred income taxes	25,065	—	—	(25,065)	—
Other liabilities	8,189	7,685	20	—	15,894

Total liabilities	600,843	167,055	37,186	(326,283)	478,801

Total shareholders’ (deficit) equity	(75,494)	156,841	56,467	(213,308)	(75,494)

Total liabilities and shareholders’ deficit	$525,349	$323,896	$93,653	$(539,591)	$403,307

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Choice Hotels International, Inc.

Condensed Consolidating Balance Sheet

As of December 31, 2009

(In Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Cash and cash equivalents	$4,281	$303	$63,286	—	$67,870
Receivables	33,911	2,947	5,040	—	41,898
Other current assets	21,110	7,484	330	(10,830)	18,094

Total current assets	59,302	10,734	68,656	(10,830)	127,862

Property and equipment, at cost, net	17,660	24,604	1,363	—	43,627
Goodwill	60,620	5,193	—	—	65,813
Franchise rights and other identifiable intangibles, net	16,448	4,571	3,540	—	24,559
Investments, employee benefit plans, at fair value	—	20,931	—	—	20,931
Investment in and advances to affiliates	292,455	190,007	146	(482,608)	—
Receivable, marketing and reservation fees	33,872	—	—	—	33,872
Deferred income taxes	—	41,695	111	(27,663)	14,143
Other assets	1,680	6,958	592	—	9,230

Total assets	$482,037	$304,693	$74,408	$(521,101)	$340,037

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Accounts payable	$5,516	$24,952	$3,391	—	$33,859
Accrued expenses	12,629	23,266	1,179	—	37,074
Deferred revenue	3,854	47,331	580	—	51,765
Deferred compensation and retirement plan obligations	—	2,798	—	—	2,798
Income taxes payable	—	14,272	2,868	(10,830)	6,310

Total current liabilities	21,999	112,619	8,018	(10,830)	131,806

Long-term debt	277,700	—	—	—	277,700
Deferred compensation & retirement plan obligations	—	34,951	5	—	34,956
Advances from affiliates	262,628	6,663	22,708	(291,999)	—
Deferred income taxes	27,663	—	—	(27,663)	—
Other liabilities	6,259	3,528	—	—	9,787

Total liabilities	596,249	157,761	30,731	(330,492)	454,249

Total shareholders’ deficit	(114,212)	146,932	43,677	(190,609)	(114,212)

Total liabilities and shareholders’ deficit	$482,037	$304,693	$74,408	$(521,101)	$340,037

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Choice Hotels International, Inc.

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2010

(Unaudited, in thousands)

	Choice Hotels International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided from operating activities	$79,156	$17,001	$12,082	—	$108,239

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(1,409)	(15,993)	(271)	—	(17,673)
Acquisitions, net of cash acquired	—	—	(466)	—	(466)
Issuance of notes receivable	(7,906)	(995)	—	—	(8,901)
Collection of notes receivable	5,000	55	—	—	5,055
Purchases of investments, employee benefit plans	—	(1,396)	—	—	(1,396)
Proceeds from the sales of investments, employee benefit plans	—	1,018	—	—	1,018
Other items, net	(351)	23	32	—	(296)

Net cash used in investing activities	(4,666)	(17,288)	(705)	—	(22,659)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments pursuant to revolving credit facility	(271,100)	—	—	—	(271,100)
Proceeds from the issuance of long-term debt	247,733	—	—	—	247,733
Principal payments on long term debt	—	—	(20)	—	(20)
Settlement of forward starting interest rate swap agreement	(8,663)	—	—	—	(8,663)
Purchase of treasury stock	(11,171)	—	—	—	(11,171)
Dividends paid	(32,884)	—	—	—	(32,884)
Other items, net	512	336	—	—	848

Net cash provided (used) in financing activities	(75,573)	336	(20)	—	(75,257)

Net change in cash and cash equivalents	(1,083)	49	11,357	—	10,323
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	1,355	—	1,355
Cash and cash equivalents at beginning of period	4,281	303	63,286	—	67,870

Cash and cash equivalents at end of period	$3,198	$352	$75,998	—	$79,548

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Choice Hotels International, Inc.

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2009

(Unaudited, In thousands)

	Choice Hotels International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) from operating activities	$37,862	$(5,382)	$47,486	—	$79,966

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(3,077)	(3,627)	(835)	—	(7,539)
Issuance of notes receivable	(162)	(1,569)	—	—	(1,731)
Collection of notes receivable	—	190	—	—	190
Purchases of investments, employee benefit plans	—	(3,239)	—	—	(3,239)
Proceeds from the sales of investments, employee benefit plans	—	13,839	—	—	13,839
Other items, net	(450)	(187)	190	—	(447)

Net cash provided (used) in investing activities	(3,689)	5,407	(645)	—	1,073

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings pursuant to revolving credit facility	7,900	—	—	—	7,900
Purchase of treasury stock	(57,042)	—	—	—	(57,042)
Excess tax benefits from stock-based compensation	4,374	—	—	—	4,374
Dividends paid	(33,335)	—	—	—	(33,335)
Proceeds from exercise of stock options	6,744	—	—	—	6,744

Net cash used in financing activities	(71,359)	—	—	—	(71,359)

Net change in cash and cash equivalents	(37,186)	25	46,841	—	9,680
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	1,285	—	1,285
Cash and cash equivalents at beginning of period	42,734	225	9,721	—	52,680

Cash and cash equivalents at end of period	$5,548	$250	$57,847	—	$63,645

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

17. Reportable Segment Information

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

The following table presents the financial information for the Company’s franchising segment:

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
(In thousands)	Franchising	Corporate & Other	Consolidated	Franchising	Corporate & Other	Consolidated
Revenues	$182,733	$1,068	$183,801	$165,042	$934	$165,976
Operating income (loss)	$64,424	$(9,547)	$54,877	$59,438	$(11,313)	$48,125

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
(In thousands)	Franchising	Corporate & Other	Consolidated	Franchising	Corporate & Other	Consolidated
Revenues	$438,026	$3,044	$441,070	$420,246	$3,231	$423,477
Operating income (loss)	$150,056	$(27,735)	$122,321	$146,798	$(32,808)	$113,990

18. Commitments and Contingencies

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

The Company has made a commitment to purchase a parcel of real estate to support the development of its brands. Providing certain conditions are met by the seller, the Company expects to acquire this parcel of land for a total price of approximately $3.5 million during the year ended December 31, 2010.

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

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

19. Termination Charges

During nine months ended September 30, 2010, the Company recorded one-time employee termination charges totaling $1.6 million in SG&A and marketing and reservation expenses. These charges related to salary and benefits continuation payments for employees separating from service with the Company. At September 30, 2010, the Company had approximately $0.9 million of these salary and benefits continuation payments remaining to be remitted. The Company recorded a $2.8 million charge in SG&A and marketing and reservations expenses related to salary and benefits continuation for terminated employees during the nine months ended September 30, 2009. At September 30, 2010 the Company had approximately $2.3 million of benefits remaining to be paid on these termination benefits as well as those incurred prior to January 1, 2009.

At September 30, 2010 and December 31, 2009, approximately $3.2 million and $5.5 million, respectively, of termination benefits remained unpaid and are included as current and non-current liabilities in the Company’s consolidated financial statements. At September 30, 2010, the Company expects $2.6 million of these benefits to be paid within the next twelve months.

20. Future Adoption of Accounting Standards

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

Overview

We are a hotel franchisor with franchise agreements representing 6,091 hotels open and 638 hotels under construction, awaiting conversion or approved for development as of September 30, 2010, with 492,152 rooms and 52,723 rooms, respectively, in 49 states, the District of Columbia and over 40 countries and territories outside the United States. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Ascend Collection®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, and Cambria Suites® (collectively, the “Choice brands”).

The Company conducts its international franchise operations through a combination of direct franchising and master franchising relationships. Master franchising relationships allow the use of our brands by third parties in foreign countries. The Company has made equity investments in certain non-domestic lodging franchise companies that conduct franchise operations for the Choice brands under master franchising relationships. As a result of our use of master franchising relationships and international market conditions, total revenues from international franchising operations comprised only 7% of our total revenues for both the three and nine months ended September 30, 2010, while representing approximately 19% of hotels open at September 30, 2010.

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

With a focus on hotel franchising instead of ownership, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our business provides opportunities to improve operating results by increasing the number of franchised hotel rooms and effective royalty rates of our franchise contracts resulting in increased initial fee revenue, ongoing royalty fees and procurement services revenues. In addition, our operating results can also be improved through our company-wide efforts related to improving property level performance. The Company currently estimates that based on its current domestic portfolio of hotels under franchise that a 1% change in revenue per available room (“RevPAR”) or rooms under franchise would increase or decrease annual domestic royalty revenues by approximately $2.1 million and a 1 basis point change in the Company’s effective royalty rate would increase or decrease annual domestic royalties by approximately $0.5 million. In addition to these revenues, we also collect marketing and reservation system fees to support centralized marketing and reservation activities for the franchise system. As a lodging franchisor, the Company currently has relatively low capital expenditure requirements.

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

We believe that executing our strategic priorities creates value. Our Company focuses on two key value drivers:

Profitable Growth. We believe our success is dependent on improving the performance of our hotels, increasing our system size by selling additional hotel franchises, effective royalty rate improvement and maintaining a disciplined cost structure. We attempt to improve our franchisees’ revenues and overall profitability by providing a variety of products and services designed to increase business delivery to and/or reduce operating and development costs for our franchisees. These products and services include national marketing campaigns, a central reservation system, property and yield management systems, quality assurance standards and procurement services vendor relationships. We believe that healthy brands, which deliver a compelling return on investment for franchisees, will enable us to sell additional hotel franchises and raise royalty rates. We have established multiple brands that meet the needs of many types of guests, and can be developed at various price points and applied to both new and existing hotels. This ensures that we have brands suitable for creating growth in a variety of market conditions. Improving the performance of the hotels under franchise, growing the system through additional franchise sales and improving franchise agreement pricing while maintaining a disciplined cost structure are the keys to profitable growth.

Maximizing Financial Returns and Creating Value for Shareholders. Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. We believe our strong and predictable cash flows create a strong financial position that provides us a competitive advantage. Currently, our business does not require significant capital to operate and grow. Therefore, we can maintain a capital structure that generates high financial returns and use our excess cash flow to increase returns to our shareholders. Historically, we have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. During the nine months ended September 30, 2010, the Company repurchased 0.3 million shares of its common stock under the share repurchase program at a total cost of $8.8 million. Since the program’s inception through September 30, 2010, we have repurchased 43.2 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.0 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 76.2 million shares at an average price of $13.35 per share. We currently believe that our cash flows from operations will support our ability to complete the current board of directors repurchase authorization of approximately 3.6 million shares remaining as of September 30, 2010. Upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases. During the nine months ended September 30, 2010, we paid cash dividends totaling approximately $32.9 million and we presently expect to continue to pay dividends in the future, subject to future business performance, economic conditions and changes in income tax regulations. Based on our present dividend rate and outstanding share count, aggregate annual dividends for 2010 would be approximately $43.8 million.

Our Board previously authorized us to enter into programs which permit us to offer financing, investment and guaranty support to qualified franchisees as well as to acquire and resell real estate to incent franchise development for certain brands in top markets. Recent market conditions have resulted in an increase in opportunities to incentivize development under these programs. As a result, during the nine months ended September 30, 2010, the Company has invested approximately $18.9 million pursuant to these programs, of which $5 million has subsequently been repaid.

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

Results of Operation: Royalty fees, operating income, net income and diluted earnings per share (“EPS”) represent key measurements of these value drivers. In the three months ended September 30, 2010, royalty fees revenue totaled $72.6 million, a 9% increase from the same period in 2009. Operating income totaled $54.9 million for the three months ended September 30, 2010, a $6.8 million or 14% increase from the same period in 2009. Net income increased $7.7 million or 23% from the same period of the prior year to $40.5 million. Diluted earnings per share for the quarter ended September 30, 2010 were $0.68 compared to $0.55 for the three months ended September 30, 2009. These measurements will continue to be a key management focus in 2010 and beyond.

Refer to MD&A heading “Operations Review” for additional analysis of our results.

Liquidity and Capital Resources: Historically, the Company has generated significant cash flows from operations. In the nine months ended September 30, 2010 and 2009, net cash provided by operating activities was $108.2 million and $80.0 million, respectively. Since our business does not currently require significant reinvestment of capital, we utilize cash in ways that management believes provide the greatest returns to our shareholders, which include share repurchases and dividends. We believe the Company’s cash flow from operations and available financing capacity is sufficient to meet the expected future operating, investing, and financing needs of the business.

Refer to MD&A heading “Liquidity and Capital Resources” for additional analysis.

Operations Review

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2010 and 2009

The Company recorded net income of $40.5 million for the three months ended September 30, 2010, a $7.7 million, or 23% increase from the $32.8 million for the quarter ended September 30, 2009. The increase in net income for the three months ended September 30, 2010, is primarily attributable to a $6.8 million or 14% increase in operating income and a lower effective income tax rate, partially offset by an increase in effective borrowing rates due to the issuance of new debt and lower appreciation in the fair value of investments held in the Company’s non-qualified employee benefit plans compared to the prior year period.

Summarized financial results for the three months ended September 30, 2010 and 2009 are as follows:

(in thousands, except per share amounts)	2010	2009
REVENUES:
Royalty fees	$72,565	$66,401
Initial franchise and relicensing fees	1,970	2,957
Procurement services	3,756	3,922
Marketing and reservation	102,867	90,465
Hotel operations	1,068	934
Other	1,575	1,297

Total revenues	183,801	165,976

OPERATING EXPENSES:
Selling, general and administrative	23,156	24,517
Depreciation and amortization	2,078	2,105
Marketing and reservation	102,867	90,465
Hotel operations	823	764

Total operating expenses	128,924	117,851

Operating income	54,877	48,125

OTHER INCOME AND EXPENSES, NET:
Interest expense	1,864	926
Interest and other investment income	(1,671)	(2,961)
Equity in net income of affiliates	(342)	(336)

Total other income and expenses, net	(149)	(2,371)

Income before income taxes	55,026	50,496
Income taxes	14,532	17,688

Net income	$40,494	$32,808

Diluted earnings per share	$0.68	$0.55

The Company utilizes certain measures such as adjusted net income, adjusted diluted EPS, adjusted SG&A, adjusted operating income and franchising revenues which do not conform to generally accepted accounting principles in the United States (“GAAP”) when analyzing and discussing its results with the investment community. This information should not be considered as an alternative to any measure of performance as promulgated under GAAP, such as net income, diluted EPS, SG&A, operating income and total revenues. The Company’s calculation of these measurements may be different from the calculations used by other companies and therefore comparability may be limited. We have included below a reconciliation of these measures to the comparable GAAP measurement as well as our reason for reporting these non-GAAP measures.

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

Calculation of Franchising Revenues

	Three Months Ended September 30,
	($ amounts in thousands)
	2010	2009
Franchising Revenues:

Total Revenues	$183,801	$165,976
Adjustments:
Marketing and reservation revenues	(102,867)	(90,465)
Hotel operations	(1,068)	(934)

Franchising Revenues	$79,866	$74,577

Adjusted Net Income, Adjusted Diluted EPS, Adjusted SG&A and Adjusted Operating Income: We also use adjusted net income, adjusted diluted EPS, adjusted SG&A and adjusted operating income all of which exclude employee termination benefits for the three months ended September 30, 2010 and 2009. The Company utilizes these non-GAAP measures to enable investors to perform meaningful comparisons of past, present and future operating results and as a means to emphasize the results of on-going operations.

Calculation of Adjusted Operating Income

	Three Months Ended September 30,
	($ amounts in thousands)
	2010	2009

Operating Income	$54,877	$48,125
Adjustments:
Employee termination benefits	263	1,496

Adjusted Operating Income	$55,140	$49,621

Calculation of Adjusted SG&A

	Three Months Ended September 30,
	($ amounts in thousands)
	2010	2009

SG&A	$23,156	$24,517
Adjustments:
Employee termination benefits	(263)	(1,496)

Adjusted SG&A	$22,893	$23,021

Calculation of Adjusted Net Income and Adjusted Diluted EPS

	Three Months Ended September 30,
	(In thousands, except per share amounts)
	2010	2009

Net Income	$40,494	$32,808
Adjustments:
Employee termination benefits	165	936

Adjusted Net Income	$40,659	$33,744

Weighted average shares outstanding – diluted	59,658	59,818

Diluted EPS	$0.68	$0.55
Adjustments:
Employee termination benefits	—	0.01

Adjusted Diluted EPS	$0.68	$0.56

The Company recorded adjusted net income of $40.7 million for the three months ended September 30, 2010 a $7.0 million increase compared to an adjusted net income of $33.7 million for the three months ended September 30, 2009. The increase in adjusted net income for the three months ended September 30, 2010 is primarily attributable to a $5.5 million increase in adjusted operating income and a lower effective income tax rate, partially offset by lower appreciation in the fair value of investments held in the Company’s non-qualified employee benefit plans compared to the same period in 2009. Adjusted operating income increased $5.5 million as the Company’s franchising revenues for the three months ended September 30, 2010 increased $5.3 million or 7% from the same period of the prior year and adjusted SG&A expenses declined $0.1 million.

Franchising Revenues: Franchising revenues were $79.9 million for the three months ended September 30, 2010 compared to $74.6 million for the three months ended September 30, 2009. The increase in franchising revenues is primarily due to a 9% increase in royalty revenues partially offset by a 33% decline in initial franchise and relicensing fees.

Domestic royalty fees for the three months ended September 30, 2010 increased $5.7 million to $66.4 million from $60.7 million in the three months ended September 30, 2009, an increase of 9%. The increase in royalties is attributable to a combination of factors including a 7.4% increase in RevPAR, a 0.7% increase in the number of domestic franchised hotel rooms and an increase in the effective royalty rate of the domestic hotel system from 4.23% to 4.30%. System-wide RevPAR increased due to a 420 basis point increase in occupancy while average daily rates approximated the prior year period.

A summary of the Company’s domestic franchised hotels operating information is as follows:

	For the Three Months Ended September 30, 2010*			For the Three Months Ended September 30, 2009*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR
Comfort Inn	$82.46	66.7%	$54.99	$81.35	62.7%	$51.04	1.4%	400 bps	7.7%
Comfort Suites	85.78	64.2%	55.03	86.67	60.0%	52.02	(1.0%)	420 bps	5.8%
Sleep	72.03	60.4%	43.52	72.14	57.9%	41.74	(0.2%)	250 bps	4.3%

Midscale without Food & Beverage	81.84	65.1%	53.28	81.32	61.4%	49.89	0.6%	370 bps	6.8%

Quality	71.76	58.3%	41.84	72.71	53.7%	39.02	(1.3%)	460 bps	7.2%
Clarion	80.18	51.5%	41.27	81.07	47.8%	38.75	(1.1%)	370 bps	6.5%

Midscale with Food & Beverage	73.44	56.8%	41.72	74.33	52.4%	38.97	(1.2%)	440 bps	7.1%

Econo Lodge	58.62	55.4%	32.47	58.54	51.2%	29.94	0.1%	420 bps	8.5%
Rodeway	57.40	56.0%	32.15	57.37	51.1%	29.30	0.1%	490 bps	9.7%

Economy	58.24	55.6%	32.37	58.19	51.1%	29.75	0.1%	450 bps	8.8%

MainStay	68.96	72.5%	49.98	73.01	63.6%	46.44	(5.5%)	890 bps	7.6%
Suburban	40.61	67.8%	27.52	41.68	60.1%	25.06	(2.6%)	770 bps	9.8%

Extended Stay	49.01	69.1%	33.87	50.88	61.1%	31.10	(3.7%)	800 bps	8.9%

Total	$74.79	61.1%	$45.71	$74.77	56.9%	$42.56	0.0%	420 bps	7.4%

*	Operating statistics represent hotel operations from June through August

The number of domestic rooms on-line increased to 390,515 as of September 30, 2010 from 387,630 as of September 30, 2009, an increase of 0.7%. The total number of domestic hotels on-line grew 1.2% to 4,951 as of September 30, 2010 from 4,890 as of September 30, 2009.

A summary of domestic hotels and rooms on-line at September 30, 2010 and 2009 by brand is as follows:

	September 30, 2010		September 30, 2009		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	%	%
Comfort Inn	1,450	113,952	1,457	114,377	(7)	(425)	(0.5%)	(0.4%)
Comfort Suites	624	48,411	601	46,853	23	1,558	3.8%	3.3%
Sleep	394	28,714	389	28,459	5	255	1.3%	0.9%

Midscale without Food & Beverage	2,468	191,077	2,447	189,689	21	1,388	0.9%	0.7%

Quality	990	88,831	963	88,129	27	702	2.8%	0.8%
Clarion	176	25,208	167	24,063	9	1,145	5.4%	4.8%

Midscale with Food & Beverage	1,166	114,039	1,130	112,192	36	1,847	3.2%	1.6%

Econo Lodge	774	48,022	795	49,504	(21)	(1,482)	(2.6%)	(3.0%)
Rodeway	387	21,522	374	21,834	13	(312)	3.5%	(1.4%)

Economy	1,161	69,544	1,169	71,338	(8)	(1,794)	(0.7%)	(2.5%)

MainStay	37	2,868	37	2,866	—	2	0.0%	0.1%
Suburban	63	7,608	63	7,531	—	77	0.0%	1.0%

Extended Stay	100	10,476	100	10,397	—	79	0.0%	0.8%

Ascend Collection	34	2,821	26	1,941	8	880	30.8%	45.3%
Cambria Suites	22	2,558	18	2,073	4	485	22.2%	23.4%

Total Domestic Franchises	4,951	390,515	4,890	387,630	61	2,885	1.2%	0.7%

International available rooms increased 2.1% to 101,637 as of September 30, 2010 from 99,582 as of September 30, 2009. The total number of international hotels increased 2.2% from 1,116 as of September 30, 2009 to 1,140 as of September 30, 2010.

As of September 30, 2010, the Company had 545 franchised hotels with 44,627 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 744 hotels and 59,121 rooms at September 30, 2009. The number of new construction franchised hotels in the Company’s domestic pipeline decreased 29% to 394 at September 30, 2010 from 558 at September 30, 2009. The number of conversion franchised hotels in the Company’s domestic pipeline declined by 35 units or 19% from September 30, 2009 to 151 hotels at September 30, 2010. The domestic system hotels under construction, awaiting conversion or approved for development declined 27% from the prior year primarily due to the decline in new executed franchise agreements over the trailing twelve months due to the current economic environment coupled with the opening of 301 franchised units over the twelve months ending September 30, 2010. The Company had an additional 93 franchised hotels with 8,096 rooms under construction, awaiting conversion or approved for development in its international system as of September 30, 2010 compared to 116 hotels and 9,420 rooms at September 30, 2009. While the Company’s hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.

A summary of the domestic franchised hotels under construction, awaiting conversion or approved for development at September 30, 2010 and 2009 by brand is as follows:

							Variance
	September 30, 2010 Units			September 30, 2009 Units			Conversion		New Construction		Total
	Conversion	New Construction	Total	Conversion	New Construction	Total	Units	%	Units	%	Units	%
Comfort Inn	35	64	99	37	97	134	(2)	(5%)	(33)	(34%)	(35)	(26%)
Comfort Suites	1	126	127	—	194	194	1	NM	(68)	(35%)	(67)	(35%)
Sleep Inn	1	81	82	1	129	130	—	0%	(48)	(37%)	(48)	(37%)

Midscale without Food & Beverage	37	271	308	38	420	458	(1)	(3%)	(149)	(35%)	(150)	(33%)

Quality	38	9	47	49	16	65	(11)	(22%)	(7)	(44%)	(18)	(28%)
Clarion	20	4	24	23	6	29	(3)	(13%)	(2)	(33%)	(5)	(17%)

Midscale with Food & Beverage	58	13	71	72	22	94	(14)	(19%)	(9)	(41%)	(23)	(24%)

Econo Lodge	37	2	39	40	4	44	(3)	(8%)	(2)	(50%)	(5)	(11%)

Rodeway	16	2	18	35	2	37	(19)	(54%)	—	0%	(19)	(51%)

Economy	53	4	57	75	6	81	(22)	(29%)	(2)	(33%)	(24)	(30%)

MainStay	—	40	40	—	34	34	—	NM	6	18%	6	18%
Suburban	—	26	26	—	31	31	—	NM	(5)	(16%)	(5)	(16%)

Extended Stay	—	66	66	—	65	65	—	NM	1	2%	1	2%

Ascend Collection	3	5	8	1	2	3	2	200%	3	150%	5	167%
Cambria Suites	—	35	35	—	43	43	—	NM	(8)	(19%)	(8)	(19%)

Total	151	394	545	186	558	744	(35)	(19%)	(164)	(29%)	(199)	(27%)

There were 15 net domestic franchise additions during the three months ended September 30, 2010, compared to 78 net domestic franchise additions during the three months ended September 30, 2009. Gross domestic franchise additions declined from 127 for the three months ended September 30, 2009 to 62 for the same period of 2010. New construction hotels represented 14 of the gross domestic additions during the three months ended September 30, 2010 compared to 49 hotels in the same period of the prior year. Gross domestic additions for conversion hotels during the three months ended September 30, 2010 declined by 30 to 48 hotels compared to the same period of the prior year. The decline in new construction and conversion hotel openings reflects the decline in new executed franchise agreements due to the challenging economic and hotel financing environment which has had a negative effective on the level of hotel transactions.

Domestic franchise terminations declined slightly from 49 in the three months ended September 30, 2009 to 47 for the three months ended September 30, 2010.

International royalties increased by $0.4 million or 7% from $5.7 million in the third quarter of 2009 to $6.1 million for the same period of 2010 primarily due to the acquisition of CHN and RevPAR increases.

New domestic franchise agreements executed in the three months ended September 30, 2010 totaled 79 representing 6,943 rooms compared to 79 agreements representing 7,041 rooms executed in the third quarter of 2009. During the third quarter of 2010, 11 of the executed agreements were for new construction hotel franchises representing 917 rooms compared to 13 contracts representing 919 rooms for the same period a year ago. Conversion hotel executed franchise agreements totaled 68 representing 6,026 rooms for the three months ended September 30, 2010 compared to 66 agreements representing 6,122 rooms for the same period a year ago. Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise agreements decreased 22% to $1.4 million for the three months ended September 30, 2010 from $1.8 million for the three months ended September 30, 2009. Initial fee revenue declined 22% from the same period of the prior year despite executing the same number of new franchise agreements in both periods due to an increase in the number of franchise agreements that include incentives. Revenues associated with agreements including incentives are deferred and recognized when the incentive criteria are met or the agreement is terminated, whichever occurs first.

A summary of executed domestic franchise agreements by brand for the three months ended September 30, 2010 and 2009 is as follows:

	For the Three Months Ended September 30, 2010			For the Three Months Ended September 30, 2009			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	1	9	10	3	7	10	(67%)	29%	0%
Comfort Suites	5	—	5	3	—	3	67%	NM	67%
Sleep	1	—	1	4	—	4	(75%)	NM	(75%)

Midscale without Food & Beverage	7	9	16	10	7	17	(30%)	29%	(6%)

Quality	—	23	23	1	23	24	(100%)	0%	(4%)
Clarion	—	11	11	1	9	10	(100%)	22%	10%

Midscale with Food & Beverage	—	34	34	2	32	34	(100%)	6%	0%

Econo Lodge	—	16	16	—	16	16	NM	0%	0%
Rodeway	—	7	7	—	8	8	NM	(13%)	(13%)

Economy	—	23	23	—	24	24	NM	(4%)	(4%)

MainStay	1	—	1	—	—	—	NM	NM	NM
Suburban	—	—	—	—	—	—	NM	NM	NM

Extended Stay	1	—	1	—	—	—	NM	NM	NM

Ascend Collection	1	2	3	1	3	4	0%	(33%)	(25%)
Cambria Suites	2	—	2	—	—	—	NM	NM	NM

Total Domestic System	11	68	79	13	66	79	(15%)	3%	0%

Relicensing fees include fees charged to the new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system as well as fees required to renew expiring franchise contracts. Relicensing and renewal contracts declined 26% from 31 in the third quarter of 2009 to 23 for the three months ended September 30, 2010. As a result of the decline in contracts, relicensing revenues declined $0.5 million from $1.1 million for the three months ended September 30, 2009 to $0.6 million for the three months ended September 30, 2010. The Company’s relicensing activity in 2010 and beyond is dependent on the availability and cost of capital as well as the presence of an active real estate market for hotel transactions.

Selling, General and Administrative Expenses: The cost to operate the franchising business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $23.2 million for the three months ended September 30, 2010, a $1.4 million or 6% decline from the three months ended September 30, 2009. Adjusted SG&A costs, which exclude certain items described above, declined $0.1 million to $22.9 million for the three months ended September 30, 2010 from $23.0 million for the same period of 2009. Adjusted SG&A declined from 30.9% of franchising revenues for the third quarter of 2009 to 28.7% for the third quarter of 2010 primarily due to cost containment initiatives.

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

Combined marketing and reservation fees were $102.9 million and $90.5 million for the three months ended September 30, 2010 and 2009, respectively. Depreciation and amortization attributable to marketing and reservation activities was $3.0 million for both three month periods ended September 30, 2010 and 2009. Interest expense attributable to marketing and reservation activities was approximately $0.3 million and $0.06 million for the three month periods ended September 30, 2010 and 2009, respectively. As of September 30, 2010 and December 31, 2009, the Company’s balance sheet includes a receivable of $23.6 million and $19.2 million, respectively from cumulative marketing expenses incurred in excess of cumulative marketing fee revenues earned. As of September 30, 2010 and December 31, 2009, the Company’s balance sheet includes a receivable from cumulative reservation expenses incurred in excess of cumulative reservation fee revenues earned totaling $22.5 million and $14.7 million, respectively. These receivables are recorded as an asset in the financial statements as the Company has the contractual authority to require that the franchisees in the system at any given point repay the Company for any deficits related to marketing and reservation activities. The Company’s current franchisees are legally obligated to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue. The Company has no present intention to accelerate repayment of the deficit from current franchisees. Conversely, cumulative reservation and marketing fees not expended are recorded as a payable in the financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements.

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

Other Income and Expenses, Net: Other income and expenses, net, decreased $2.2 million to $0.2 million for the three months ended September 30, 2010 compared to $2.4 million in the same period of the prior year primarily due to the following items.

Interest expense increased from $0.9 million for the three months ended September 30, 2009 to $1.9 million for the same period of 2010 due to the issuance of the Company’s $250 million senior notes with an effective rate of 6.19% on August 25, 2010. The proceeds were utilized to repay outstanding borrowings under the Company’s revolving line of credit which had an effective interest rate of approximately 0.7%.

Interest and other investment income decreased $1.3 million primarily due to fluctuations in the fair value of investments held in the Company’s non-qualified employee benefit plans. As discussed in the accompanying critical accounting policies, the Company sponsors two non-qualified retirement and savings plans: the Non-Qualified Plan and the EDCP plan. The fair value of the Non-Qualified Plan investments increased $0.7 million during the three months ended September 30, 2010 compared to a $1.0 million appreciation in fair value during the three months ended September 30, 2009. The fair value of the Company’s investments held in the EDCP plan increased $0.8 million during the three months ended September 30, 2010 compared to an increase in fair value of $1.9 million during the same period of the prior year.

The Company accounts for the Non-Qualified Plan in accordance with accounting for deferred compensation arrangements when investments are held in a rabbi trust and invested. As a result, the Company also recognizes compensation expense in SG&A related to changes in the fair value of investments held in the Non-Qualified Plan, excluding investments in the Company’s stock. Therefore, during the three months ended September 30, 2010, the Company’s SG&A expense was increased by $0.8 million due to the increase in the fair value of these investments. During the three months ended September 30, 2009, the Company recognized additional SG&A expense totaling $1.1 million due to the appreciation in the fair value of these investments.

Income Taxes: The effective income tax rates were 26.4% and 35.0% for the three months ended September 30, 2010 and September 30, 2009, respectively. The effective income tax rate for the three months ended September 30, 2010 differed from the U.S. federal statutory rate of 35% primarily due to a prior period adjustment of $3.3 million to our deferred tax assets, partially offset by an increase of $1.6 million related to identification of prior period unrecognized tax positions. The

Company believes that these adjustments are not material to its financial statements for prior annual or interim periods, the three months ended September 30, 2010 or the Company’s expected annual results for the year ended December 31, 2010. Also in the quarter, we identified $1.7 million of additional federal income tax benefits. The rate was also impacted by state income taxes, partially offset by the effect of foreign operations. The effective income tax rate for the three months ended September 30, 2009 was impacted by state income taxes, offset by the effect of foreign operations and the resolution of certain income tax contingencies.

Net income: Net income for the three months ended September 30, 2010 increased by 23% to $40.5 million from $32.8 million in the same period of the prior year. Adjusted net income, as adjusted for certain items described above, increased by $7.0 million to $40.7 million for the three months ended September 30, 2010 from $33.7 million for the same period of the prior year.

Diluted EPS: Diluted EPS increased $0.13 per share from $0.55 for the three months ended September 30, 2009 to $0.68 for the three months ended September 30, 2010. Adjusted diluted EPS, which excludes certain items described above, totaled $0.68 for the three months ended September 30, 2010 compared to $0.56 for the same period of the prior year.

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2010 and 2009

The Company recorded net income of $83.3 million for the nine months ended September 30, 2010, an $8.7 million, or 12% increase from the $74.6 million for the nine months ended September 30, 2009. The increase in net income for the nine months ended September 30, 2010, is primarily attributable to an $8.3 million or 7% increase in operating income, an effective tax rate of 31.6% compared to an effective rate of 35.9% in the prior year, offset by a lower appreciation of the fair value of investments held in the Company’s non-qualified employee benefit plans compared to the same period of the prior year.

Summarized financial results for the nine months ended September 30, 2010 and 2009 are as follows:

(in thousands, except per share amounts)	2010	2009
REVENUES:
Royalty fees	$171,029	$164,771
Initial franchise and relicensing fees	6,537	9,599
Procurement services	13,612	14,084
Marketing and reservation	242,096	227,803
Hotel operations	3,044	3,231
Other	4,752	3,989

Total revenues	441,070	423,477

OPERATING EXPENSES:
Selling, general and administrative	67,796	73,054
Depreciation and amortization	6,470	6,252
Marketing and reservation	242,096	227,803
Hotel operations	2,387	2,378

Total operating expenses	318,749	309,487

Operating income	122,321	113,990

OTHER INCOME AND EXPENSES, NET:
Interest expense	3,160	3,731
Interest and other investment income	(1,645)	(5,302)
Equity in net income of affiliates	(890)	(779)

Total other income and expenses, net	625	(2,350)

Income before income taxes	121,696	116,340
Income taxes	38,398	41,721

Net income	$83,298	$74,619

Diluted earnings per share	$1.40	$1.24

The Company utilizes certain measures such as adjusted net income, adjusted diluted EPS, adjusted SG&A, adjusted operating income and franchising revenues which do not conform to generally accepted accounting principles in the United States (“GAAP”) when analyzing and discussing its results with the investment community. This information should not be considered as an alternative to any measure of performance as promulgated under GAAP, such as net income, diluted EPS, SG&A, operating income and total revenues. The Company’s calculation of these measurements may be different from the calculations used by other companies and therefore comparability may be limited. We have included below a reconciliation of these measures to the comparable GAAP measurement as well as our reason for reporting these non-GAAP measures.

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

Calculation of Franchising Revenues

	Nine Months Ended September 30,
	($ amounts in thousands)
	2010	2009
Franchising Revenues:

Total Revenues	$441,070	$423,477
Adjustments:
Marketing and reservation revenues	(242,096)	(227,803)
Hotel operations	(3,044)	(3,231)

Franchising Revenues	$195,930	$192,443

Adjusted Net Income, Adjusted Diluted EPS, Adjusted SG&A and Adjusted Operating Income: We also use adjusted net income, adjusted diluted EPS, adjusted SG&A and adjusted operating income all of which exclude employee termination benefits for the nine months ended September 30, 2010 and 2009 as well as a loss on sublease of office space for the nine months ended September 30, 2009. The loss on the sublease of office space represents a $1.0 million charge resulting from the fair value of the Company’s operating lease rental payments exceeding the anticipated revenue from the operating sublease and a $0.5 million impairment charge related to the office leasehold improvements. The Company utilizes these non-GAAP measures to enable investors to perform meaningful comparisons of past, present and future operating results and as a means to emphasize the results of on-going operations.

Calculation of Adjusted Operating Income

	Nine Months Ended September 30,
	($ amounts in thousands)
	2010	2009
Operating Income	$122,321	$113,990
Adjustments:
Employee termination benefits	497	2,270
Loss on sublease of office space	—	1,503

Adjusted Operating Income	$122,818	$117,763

Calculation of Adjusted SG&A

	Nine Months Ended September 30,
	($ amounts in thousands)
	2010	2009
SG&A	$67,796	$73,054
Adjustments:
Employee termination benefits	(497)	(2,270)
Loss on sublease of office space	—	(1,503)

Adjusted SG&A	$67,299	$69,281

Calculation of Adjusted Net Income and Adjusted Diluted EPS

	Nine Months Ended September 30,
	(In thousands, except per share amounts)
	2010	2009

Net Income	$83,298	$74,619
Adjustments:
Employee termination benefits	311	1,421
Loss on sublease of office space	—	941

Adjusted Net Income	$83,609	$76,981

Weighted average shares outstanding-diluted	59,646	60,412

Diluted EPS	$1.40	$1.24
Adjustments:
Employee termination benefits	—	0.02
Loss on sublease of office space	—	0.01

Adjusted Diluted EPS	$1.40	$1.27

The Company recorded adjusted net income of $83.6 million for the nine months ended September 30, 2010 an increase of $6.6 million compared to an adjusted net income of $77.0 million for the nine months ended September 30, 2009. The increase in adjusted net income for the nine months ended September 30, 2010 is primarily attributable to a $5.1 million increase in adjusted operating income and a decline in the effective income tax rate from 35.9% to 31.6% for the nine months ended September 30, 2010. These items were partially offset by a $3.7 million decline in interest and other income resulting from a lower appreciation in the fair value of investments held in the Company’s non-qualified employee benefit plans compared to the prior year. Adjusted operating income increased $5.1 million as the Company’s franchising revenues for the nine months ended September 30, 2010 increased $3.5 million or 2% from the same period of the prior year as well as a decline in adjusted SG&A expenses of $2.0 million or 3%.

Franchising Revenues: Franchising revenues were $195.9 million for the nine months ended September 30, 2010 compared to $192.4 million for the nine months ended September 30, 2009. The $3.5 million or 2% increase in franchising revenues is primarily due to a $6.3 million increase in royalty fees partially offset by a $3.1 million decline in initial franchise and relicensing fees.

Domestic royalty fees for the nine months ended September 30, 2010 increased $4.3 million to $154.2 million from $149.9 million for the nine months ended September 30, 2009, an increase of 2.9%. The increase in royalties is attributable to a combination of factors including a 0.5% increase in RevPAR, a 0.7% increase in the number of domestic franchised hotel rooms and an increase in the effective royalty rate of the domestic hotel system from 4.25% to 4.32%. System-wide RevPAR increased due to a 110 basis point increase in occupancy partially offset by a 1.7% decline in average daily rates.

A summary of the Company’s domestic franchised hotels operating information is as follows:

	For the Nine Months Ended September 30, 2010*			For the Nine Months Ended September 30, 2009*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR
Comfort Inn	$77.16	55.4%	$42.72	$77.48	54.7%	$42.36	(0.4%)	70 bps	0.8%
Comfort Suites	82.92	55.1%	45.72	85.72	54.2%	46.50	(3.3%)	90 bps	(1.7%)
Sleep	68.94	51.8%	35.69	70.16	52.5%	36.80	(1.7%)	(70)bps	(3.0%)

Midscale without Food & Beverage	77.47	54.8%	42.42	78.41	54.2%	42.53	(1.2%)	60 bps	(0.3%)

Quality	67.30	48.0%	32.31	68.73	46.9%	32.20	(2.1%)	110 bps	0.3%
Clarion	75.54	43.3%	32.73	77.95	43.0%	33.55	(3.1%)	30 bps	(2.4%)

Midscale with Food & Beverage	68.98	47.0%	32.40	70.54	46.1%	32.48	(2.2%)	90 bps	(0.2%)

Econo Lodge	54.26	45.7%	24.81	54.96	43.9%	24.15	(1.3%)	180 bps	2.7%
Rodeway	51.42	46.0%	23.64	53.24	43.9%	23.35	(3.4%)	210 bps	1.2%

Economy	53.39	45.8%	24.45	54.46	43.9%	23.92	(2.0%)	190 bps	2.2%

MainStay	66.03	63.8%	42.09	71.68	58.1%	41.65	(7.9%)	570 bps	1.1%
Suburban	39.24	64.2%	25.20	42.37	56.0%	23.72	(7.4%)	820 bps	6.2%

Extended Stay	46.76	64.1%	29.97	50.76	56.6%	28.71	(7.9%)	750 bps	4.4%

Total	$70.36	51.2%	$36.02	$71.59	50.1%	$35.85	(1.7%)	110 bps	0.5%

*	Operating statistics represent hotel operations from December through August

There were 45 net domestic franchise additions during the nine months ended September 30, 2010 compared to 174 net domestic franchise additions during the nine months ended September 30, 2009. Gross domestic franchise additions decreased from 360 for the nine months ended September 30, 2009 to 219 for the same period in 2010. New construction hotels represented 64 of the gross domestic additions during the nine months ended September 30, 2010 compared to 122 hotels in the same period of the prior year. Gross domestic additions for conversion hotels during the nine months ended September 30, 2010 declined by 83 to 155 hotels compared to the same period of the prior year. The decline in hotel openings is primarily due to a decline in new executed franchise agreements as the lack of new hotel construction financing and a decline in the real estate market for hotel sales transactions has been significantly impacted by the current economic environment. The Company expects the number of new franchise additions that will open during 2010 to decline from 442 for the year ended December 31, 2009 to approximately 325 hotels.

Domestic franchise terminations decreased to 174 for the nine months ended September 30, 2010 from 186 for the same period of the prior year. The Company has continued to execute its strategy to replace franchised hotels that do not meet our brand standards or are underperforming in their market. As the competition gets stronger and more focused on limited service franchising, the Company will continue to focus on improving its system of hotels and utilizing the domestic hotels under construction, awaiting conversion or approved for development as a strong platform for continued system growth.

International royalties increased $2.0 million or 13% from $14.9 million in the first nine months of 2009 to $16.9 million for the same period in 2010 primarily due to foreign currency fluctuations and the acquisition of CHN.

New domestic franchise agreements executed in the nine months ended September 30, 2010 totaled 196 representing 16,932 rooms compared to 257 agreements representing 20,504 rooms executed in the first nine months of 2009. During the first nine months of 2010, 33 of the executed agreements were for new construction hotel franchises, representing 2,735 rooms, compared to 35 contracts, representing 2,597 rooms for the same period a year ago. Conversion hotel franchise executed contracts totaled 163 representing 14,197 rooms for the nine months ended September 30, 2010 compared to 222 agreements representing 17,907 rooms for the same period a year ago. Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise agreements decreased 28% to $4.3 million for the nine months ended September 30, 2010 from $6.0 million for the nine months ended September 30, 2009. The decline in revenues primarily reflects a 24% decline in executed agreements compared to the same period of the prior year.

Based on the uncertainty around the current economic and credit market conditions, we expect the number of franchise applications received and therefore the number of new franchise agreements executed to remain below levels achieved in the most recent pre-economic recessionary periods. We believe this trend is likely to continue while the lodging industry recovers from the recent negative operating conditions and the availability of hotel financing continues to be limited. During prior lodging industry downturns, we experienced an increase in the number of new domestic franchise agreements from conversion hotels. While we believe that a greater percentage of new contracts will result from conversion hotel agreements, the length and breadth of the disruption of the credit markets could result in a prolonged downturn in the number of both conversion and new construction hotel contracts executed. This trend could have a material adverse affect on our financial results.

A summary of executed domestic franchise agreements by brand for the nine months ended September 30, 2010 and 2009 is as follows:

	For the Nine Months Ended September 30, 2010			For the Nine Months Ended September 30, 2009			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	4	22	26	4	22	26	0%	0%	0%
Comfort Suites	13	1	14	9	1	10	44%	0%	40%
Sleep	3	—	3	11	2	13	(73%)	(100%)	(77%)

Midscale without Food & Beverage	20	23	43	24	25	49	(17%)	(8%)	(12%)

Quality	1	54	55	3	87	90	(67%)	(38%)	(39%)
Clarion	—	17	17	1	23	24	(100%)	(26%)	(29%)

Midscale with Food & Beverage	1	71	72	4	110	114	(75%)	(35%)	(37%)

Econo Lodge	—	38	38	—	45	45	NM	(16%)	(16%)
Rodeway	1	26	27	1	36	37	0%	(28%)	(27%)

Economy	1	64	65	1	81	82	0%	(21%)	(21%)

MainStay	4	—	4	1	1	2	300%	(100%)	100%
Suburban	1	—	1	2	—	2	(50%)	NM	(50%)

Extended Stay	5	—	5	3	1	4	67%	(100%)	25%

Ascend Collection	1	5	6	1	5	6	0%	0%	0%
Cambria Suites	5	—	5	2	—	2	150%	NM	150%

Total Domestic System	33	163	196	35	222	257	(6%)	(27%)	(24%)

Relicensing fees include fees charged to the new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system as well as fees required to renew expiring franchise contracts. Relicensing and renewal contracts declined 36% from 112 during the nine months ending September 30, 2009 to 72 for the same period of 2010. As a result of the decline in contracts, relicensing revenues declined $1.4 million from $3.6 million for the nine months ended September 30, 2009 to $2.2 million for the nine months ended September 30, 2010. The Company’s relicensing activity in 2010 and beyond is dependent on the availability and cost of capital as well as the presence of an active real estate market for hotel transactions.

Procurement services revenues declined $0.5 million from $14.1 million for the nine months ended September 30, 2009 to $13.6 million for the same period of the current year primarily due to a reduced volume of franchisee purchases from the Company’s qualified vendors.

Selling, General and Administrative Expenses: The cost to operate the franchising business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $67.8 million for the nine months ended September 30, 2010, a $5.3 million or 7% decline from the nine months ended September 30, 2009. Adjusted SG&A costs, which exclude certain items described above, for the nine months ended September 30, 2010 totaled $67.3 million compared to adjusted SG&A of $69.3 million for the same period of the prior year. The $2.0 million decline in adjusted SG&A was primarily attributable to lower variable franchise sales compensation and lower compensation expense recognized on deferred compensation arrangements as described in more detail in Other Income and Expenses, Net.

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

Combined marketing and reservation fees were $242.1 million and $227.8 million for the nine months ended September 30, 2010 and 2009, respectively. Depreciation and amortization attributable to marketing and reservation activities was $9.1 million for the nine months ended September 30, 2010 compared to $7.9 million for the nine months ended September 30, 2009. Interest expense attributable to marketing and reservation activities was $0.5 million and $0.2 million for the nine month periods ended September 30, 2010 and 2009, respectively.

Other Income and Expenses, Net: Other income and expenses, net, which is an expense of $0.6 million in the nine months ended September 30, 2010, increased $3.0 million from income of $2.4 million for the same period in 2009. Interest and other investment income decreased $3.7 million primarily due to a decrease in the appreciation of the fair value of investments held in the Company’s non-qualified employee benefit plans compared to the prior year. As discussed in the accompanying critical accounting policies, the Company sponsors two non-qualified retirement and savings plans: the Non-Qualified Plan and the EDCP plan. The fair value of the Non-Qualified Plan investments increased $0.5 million during the nine months ended September 30, 2010 compared to a $1.8 million appreciation in fair value during the nine months ended September 30, 2009. The fair value of the Company’s investments held in the EDCP plan increased $0.6 million during the nine months ended September 30, 2010 compared to an increase in fair value of $3.3 million during the same period of the prior year.

The Company accounts for the Non-Qualified Plan in accordance with accounting for deferred compensation arrangements when investments are held in a rabbi trust and invested. As a result, the Company also recognizes compensation expense in SG&A related to changes in the fair value of investments held in the Non-Qualified Plan, excluding investments in the Company’s stock. Therefore, during the nine months ended September 30, 2010, the Company’s SG&A expense was increased by $0.5 million due to the appreciation in the fair value of these investments. During the nine months ended September 30, 2009, the Company recognized additional SG&A expense totaling $1.8 million due to the appreciation in the fair value of these investments.

Income Taxes: The effective income tax rates were 31.6% and 35.9% for the nine months ended September 30, 2010 and September 30, 2009, respectively. The effective income tax rate for the nine months ended September 30, 2010 differed from the U.S. federal statutory rate of 35% primarily due to a prior period adjustment of $3.3 million to our deferred tax assets, partially offset by an increase of $1.6 million related to identification of prior period unrecognized tax positions. The Company believes that these adjustments are not material to its financial statements for prior annual or interim periods, the nine months ended September 30, 2010 or the Company’s expected annual results for the year ended December 31, 2010. Also in the quarter, we identified $1.7 million of additional federal income tax benefits. The rate was also impacted by state income taxes, partially offset by the effect of foreign operations. The effective income tax rate for the nine months ended September 30, 2009 was impacted by state income taxes, partially offset by the effect of foreign operations and the resolution of certain income tax contingencies.

Net income: Net income for the nine months ended September 30, 2010 increased by 12% to $83.3 million from $74.6 million in the same period of the prior year. Adjusted net income, as adjusted for certain items described above, increased by $6.6 million to $83.6 million for the nine months ended September 30, 2010 from $77.0 million for the same period of the prior year.

Diluted EPS: Diluted EPS increased $0.16 per share from $1.24 for the nine months ended September 30, 2009 to $1.40 for 2010. Adjusted diluted EPS, which excludes certain items described above, totaled $1.40 for the nine months ended September 30, 2010 compared to $1.27 for the same period of the prior year.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities increased $28.2 million to $108.2 million for the nine months ended September 30, 2010 from $80.0 million for the same period of 2009. The increase in cash flows from operating activities primarily reflects lower net advances for marketing and reservation activities and increases in deferred revenue related to the Company’s loyalty programs. These items were partially offset by purchases of real estate with the intent to resell to third parties as part of its program to incent franchise development in top markets for certain brands totaling approximately $11.0 million.

Net cash advanced for marketing and reservations activities totaled $2.6 million and $13.7 million during the nine months ended September 30, 2010 and 2009, respectively. Cash advances during the nine months ended September 30, 2010 related primarily due to planned advertising and promotional cost spending in excess of fees collected and investments in information technology initiatives. Based on the current economic conditions, the Company expects marketing and reservation activities to be a net use of cash ranging between $8 million and $12 million in 2010.

Investing Activities

Cash utilized for investing activities totaled $22.7 million for the nine months ended September 30, 2010 compared to a $1.1 million source of cash for the nine months ended September 30, 2009. The increase in cash utilized for investing activities was primarily due to an increase in capital expenditures, an increase in financing provided to franchisees and lower activity related to the Company’s employee benefit plan investments. During the nine months ended September 30, 2010 and 2009, capital expenditures totaled $17.7 million and $7.5 million, respectively. Capital expenditures for 2010 primarily include upgrades of system-wide property and yield management systems, improvements related to newly leased office space and information systems infrastructure and the purchase of computer software and equipment.

The Company occasionally provides financing to franchisees for property improvements, hotel development efforts and other purposes. During the nine months ended September 30, 2010 and 2009, the Company advanced $8.9 million and $1.7 million and collected $5.1 million and $0.2 million, respectively for these purposes. At September 30, 2010, the Company had commitments to extend an additional $6.2 million for these purposes provided certain conditions are met by its franchisees, of which $3.3 million is expected to be advanced in the next twelve months.

Financing Activities

Financing cash flows relate primarily to the Company’s borrowings, treasury stock purchases and dividends.

Debt

On June 16, 2006, the Company entered into a $350 million senior unsecured revolving credit agreement (the “Revolver”), with a syndicate of lenders. The Revolver allows the Company to borrow, repay and reborrow revolving loans up to $350 million (which includes swingline loans for up to $20 million and standby letters of credit of up to $30 million) until the scheduled maturity date of June 16, 2011. The Company has the ability to request an increase in available borrowings under the Revolver by an additional amount of up to $150 million by obtaining the agreement of the existing lenders to increase their lending commitments or by adding additional lenders. The rate of interest generally applicable for revolving loans under the Revolver is, at the Company’s option, equal to either (i) the greater of the prime rate or the federal funds effective rate plus 50 basis points, or (ii) an adjusted LIBOR rate plus a margin between 22 and 70 basis points based on the Company’s credit rating. The Revolver requires the Company to pay a quarterly facility fee, based upon the credit rating of the Company, at a rate between 8 and 17 1/2 basis points, on the full amount of the commitment (regardless of usage). The Revolver also requires the payment of a quarterly usage fee, based upon the credit rating of the Company, at a rate between 10 and 12 1/2 basis points, on the amount outstanding under the commitment, excluding swingline loans, at all times when the amount borrowed under the Revolver exceeds 50% of the total commitment. As of September 30, 2010, the Company had $6.6 million of revolving loans outstanding pursuant to the Revolver.

The Revolver includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage. The Revolver also restricts the Company’s ability to make certain investments, incur certain debt, and dispose of assets, among other restrictions. The maximum leverage ratio requires the Company to maintain a consolidated indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio, as defined in the Revolver, of less than 3.25x. At September 30, 2010, the Company maintained a ratio of approximately 1.5x. Furthermore, the Revolver requires the Company to maintain a consolidated EBITDA to interest expense ratio of at least 3.75x. At September 30, 2010, the Company maintained a ratio of approximately 39.9x. At September 30, 2010, the Company was in compliance with all covenants under the Revolver.

The proceeds of the Revolver are used for general corporate purposes, including working capital, debt repayment, stock repurchases, dividends and investments.

On August 25, 2010, the Company completed a $250 million senior unsecured note offering (“the Senior Notes”) at a discount of $0.6 million, bearing a coupon of 5.7% with an effective rate of 6.19%. The Senior Notes will mature on August 28, 2020, with interest on the Senior Notes to be paid semi-annually on February 28th and August 28th. The Company used the net proceeds from the offering, after deducting underwriting discounts and other offering expenses, to repay outstanding borrowings under the Revolver and for other general corporate purposes.

The Company may redeem the Senior Notes at its option at a redemption price equal to the greater of (a) 100% of the principal amount of the notes to be redeemed and (b) the sum of the present values of the remaining scheduled principal and interest payments from the redemption date to the date of maturity discounted to the redemption date on a semi-annual basis at the Treasury rate, plus 45 basis points.

In July 2010, the Company entered into an interest rate swap agreement to protect itself from an increase in the market interest rate on $250 million of 10-year, fixed rate debt with the coupon to be set at market interest rates. The interest rate swap agreement was designated as a cash flow hedge under the guidance for derivatives and hedging. In August 2010, upon issuance of the related fixed-rate debt, the Company terminated and settled the interest rate swap agreement for a cash payment of $8.7 million. The Company recorded the effective portion of this deferred loss as a component of accumulated other comprehensive income (loss). The ineffective portion was calculated at less than $0.1 million and was recognized immediately as a component of earnings under interest expense in the Company’s consolidated statements of income during the three months ended September 30, 2010. The effective portion of the deferred loss is being amortized over the term of the related debt as interest expense in the Company’s consolidated statements of income.

As a result of the issuance of the Senior Notes, the Company’s borrowing costs have increased as the Company’s Revolver carries an interest rate of LIBOR plus approximately 50 basis points which has been lower than the effective rate of the Senior Notes.

Dividends

On February 16, 2010, the Company’s board of directors declared a cash dividend of $0.185 per share (or approximately $11.0 million in the aggregate), which was paid on April 16, 2010 to shareholders of record on April 5, 2010. On April 29, 2010, the Company’s board of directors declared a quarterly cash dividend of $0.185 per share (or approximately $11.0 million in the aggregate), which was paid on July 16, 2010 to shareholders of record as of July 2, 2010. On September 17, 2010, the Company’s board of directors declared a cash dividend of $0.185 per share (or approximately $11.0 million in the aggregate), which was paid on October 15, 2010 to shareholders of record as of October 1, 2010.

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

Share Repurchases

During the nine months ended September 30, 2010, the Company repurchased 0.3 million shares of its common stock under the share repurchase program at a total cost of $8.7 million for an average price of $32.36 per share. Since the program’s inception through September 30, 2010, we have repurchased 43.2 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.0 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 76.2 million shares at an average price of $13.35 per share through September 30, 2010. At September 30, 2010, the Company had 3.6 million shares remaining under the current stock repurchase authorization. Upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.

Other items

Our Board previously authorized us to enter into programs which permit us to offer financing, investment and guaranty support to qualified franchisees as well as to acquire and resell real estate to incent franchise development for certain brands in top markets. Recent market conditions have resulted in an increase in opportunities to incentivize development under these programs. As a result, during the nine months ended September 30, 2010, the Company has invested approximately $18.9 million pursuant to these programs of which $5 million has been repaid to the Company.

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

Approximately $76.0 million of the Company’s cash and cash equivalents at September 30, 2010 pertains to undistributed earnings of the Company’s consolidated foreign subsidiaries. Since the Company’s intent is for such earnings to be reinvested by the foreign subsidiaries, the Company has not provided additional United States income taxes on these amounts. While the Company has no intention to utilize these cash and cash equivalents in its domestic operations, any change to this policy would result in the Company incurring additional United States income taxes on any amounts utilized domestically.

During the nine months ended September 30, 2010, the Company recorded one-time employee termination charges totaling $1.6 million in SG&A and marketing and reservation expenses. These charges related to salary and benefits continuation payments for employees separating from service with the Company. At September 30, 2010, the Company had approximately $0.9 million of these salary and benefits continuation payments remaining to be remitted. In addition, the Company has approximately $2.3 million of benefits remaining to be paid on termination benefits incurred during prior years. The Company expects to remit $2.6 million of the remaining $3.2 million of benefits payable during the next twelve months. In addition, the Company expects to satisfy approximately $2.5 million of deferred compensation and retirement plan obligations during the next twelve months.

The following table summarizes our contractual obligations as of September 30, 2010:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term debt(1)	$399.3	$21.0	$28.5	$28.5	$321.3
Capital lease obligations	4.0	0.4	1.6	1.6	0.4
Operating lease obligations	39.1	6.5	13.7	5.9	13.0
Purchase obligations	3.5	3.5	—	—	—
Other long-term liabilities(2)	43.4	—	12.0	7.8	23.6

Total contractual cash obligations	$489.3	$31.4	$55.8	$43.8	$358.3

(1)	Long-term debt amounts include interest on fixed rate debt obligations.
(2)	Capital lease obligations include interest and related maintenance agreements on the equipment.
(3)

The total amount of unrecognized tax benefits and the related interest and penalties totaled $7.1 million at September 30, 2010 and is not reflected in the Contractual Obligations table. We have several open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change over the next year. While it is possible that one or more of these open positions may be resolved in the next year, it is not anticipated that a significant impact to the unrecognized tax benefit balance will occur.

The Company believes that cash flows from operations and available financing capacity are adequate to meet the expected future operating, investing and financing needs of the business.

Critical Accounting Policies

Our accounting policies comply with principles generally accepted in the United States. We have described below those policies that we believe are critical or require the use of complex judgment or significant estimates in their application. Additional discussion of these policies is included in Note 1 to our consolidated financial statements as of and for the year ended December 31, 2009 included in our Annual Report on Form 8-K dated August 18, 2010.

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

The Company evaluates the receivable for marketing and reservation costs in excess of cumulative marketing and reservation fees earned on a periodic basis for collectability. The Company will record an allowance when, based on current information and events, it is probable that we will be unable to collect all amounts due for marketing and reservation activities according to the contractual terms of the franchise agreements. The receivables are considered to be uncollectible if the expected net, undiscounted cash flows from marketing and reservation activities are less than the carrying amount of the asset.

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

Pension, Profit Sharing and Incentive Plans

The Company sponsors two non-qualified retirement savings and investment plans for certain employees and senior executives. Employee and Company contributions are maintained in separate irrevocable trusts. Legally, the assets of the trusts remain those of the Company; however, access to the trusts assets is severely restricted. The trusts cannot be revoked by the Company or an acquirer, but the assets are subject to the claims of the Company’s general creditors. The participants do not have the right to assign or transfer contractual rights in the trusts.

In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan (“EDCP”) which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust. Prior to January 1, 2010, participants could elect an investment return of either the annual yield of the Moody’s Average Corporate Bond Yield Index plus 300 basis points or a return based on a selection of available diversified investment options. Effective January 1, 2010, the Moody’s Average Corporate Bond Rate Yield Index plus 300 basis points is no longer an investment option for salary deferrals made on compensation earned after December 31, 2009. As of September 30, 2010 and December 31, 2009, the Company recorded a deferred compensation liability of $17.1 million and $17.6 million, respectively related to these deferrals and credited investment returns. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. Compensation expense recorded in SG&A for the three months ended September 30, 2010 and 2009 were $0.3 million and $0.4 million, respectively. Compensation expense recorded in SG&A for the nine months ended September 30, 2010 and 2009 was $0.7 million and $0.9 million, respectively.

The Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that partially offset the earnings credited to the participants. The diversified investments held in the trusts totaled $12.6 million and $10.9 million as of September 30, 2010 and December 31, 2009, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore, the changes in the fair value of the diversified assets is included in other income and expenses, net in the accompanying statements of income. The Company recorded investment gains during the three months ended September 30, 2010 and 2009 totaling $0.8 million and $1.9 million, respectively. The Company recorded investment gains during the nine months ended September 30, 2010 and 2009 totaling $0.6 million and $3.3 million, respectively.

In 1997, the Company adopted the Choice Hotels International, Inc. Nonqualified Retirement Savings and Investment Plan (“Non-Qualified Plan”). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. As of September 30, 2010 and December 31, 2009, the Company had recorded a deferred compensation liability of $10.7 million and $11.0 million, respectively related to these deferrals. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. The net increase in compensation expense recorded in SG&A for the three months ended September 30, 2010 and 2009 was $0.8 million and $1.1 million, respectively. The net increase in compensation expense recorded in SG&A for the nine months ended September 30, 2010 and 2009 was $0.5 million and $1.8 million, respectively.

The diversified investments held in the trusts were $9.8 million and $10.1 million as of September 30, 2010 and December 31, 2009, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other income and expenses, net in the accompanying statements of income. The Company recorded investment gains during the three months ended September 30, 2010 and 2009 of $0.7 million and $1.0 million, respectively. The Company recorded investment gains during the nine months ended September 30, 2010 and 2009 of $0.5 million and $1.8 million, respectively. In addition, the Non-Qualified Plan held shares of the Company’s common stock with a market value of $0.9 million at both September 30, 2010 and December 31, 2009, respectively.

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

The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company’s foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including in certain circumstances the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which had carrying values of $22.4 million and $20.9 million at September 30, 2010 and December 31, 2009, respectively. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.

At September 30, 2010 and December 31, 2009, the Company had $6.6 million and $277.7 million of debt with variable rates outstanding at a weighted average effective interest rate of 0.7% and 0.7%, respectively. A hypothetical change of 10% in the Company’s effective interest rate from September 30, 2010 levels would increase or decrease interest expense by approximately $4,000. The Company expects to refinance its debt obligations prior to their scheduled maturities.

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

An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.

There has been no change in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2010, that materially affected, or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

Issuer Purchases of Equity Securities

The following table sets forth purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the nine months ended September 30, 2010:

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1),(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2010	57,866	$32.00	45,161	3,795,473
February 28, 2010	222,432	31.64	171,400	3,624,073
March 31, 2010	1,396	34.73	—	3,624,073
April 30, 2010	—	—	—	3,624,073
May 31, 2010	8,092	35.78	—	3,624.073
June 30, 2010	471	31.78	—	3,624,073
July 31, 2010	537	32.80	—	3,624,073
August 31, 2010	—	—	—	3,624,073
September 30, 2010	54,812	34.87	53,613	3,570,460

Total	345,606	$32.33	270,174	3,570,460

(1)	The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998. The program has no fixed dollar amount or expiration date.
(2)

During the nine months ended September 30, 2010, the Company redeemed 75,432 shares of common stock from employees to satisfy minimum tax-withholding requirements related to the vesting of restricted stock and performance vested restricted stock unit grants. These redemptions were not part of the board repurchase authorization.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number and Description

Exhibit Number	Description

3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

3.02(b)	Amended and Restated Bylaws of Choice Hotels International, Inc.

4.01(c)	Indenture, dated August 25, 2010 between the Company and Wells Fargo Bank, National Association, as Trustee

4.02(c)	First Supplemental Indenture, dated August 25, 2010, between the Company, the Subsidiary Guarantors, and Wells Fargo Bank, National Association, as Trustee

10.1*	First Amendment to First Amended and Restated Employment Agreement dated September 16, 2010 between Choice Hotels International, Inc. and Stephen P. Joyce

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101*	The following statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 9, 2010, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Financial Statements, tagged as blocks of text.

*	Filed herewith
(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Registration Statement on Form S-4, filed August 31, 1998 (Reg. No. 333-62543).
(b)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels international, Inc.’s Current Report on Form 8-K dated February 15, 2010, filed February 16, 2010.
(c)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated August 25, 2010, filed August 25, 2010.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

Date: November 9, 2010	By:	/S/ DAVID L. WHITE
David L. White
Senior Vice President, Chief Financial Officer & Treasurer