Form 10-K
period 2010-12-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2011-03-01
CIK 1046311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock of Choice Hotels International, Inc. held by non-affiliates was $885,977,884 as of June 30, 2010 based upon a closing price of $30.21 per share.

The number of shares outstanding of Choice Hotels International, Inc.’s common stock at February 18, 2011 was 59,582,165.

DOCUMENTS INCORPORATED BY REFERENCE.

Certain portions of our definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Annual Meeting of Shareholders to be held on May 5, 2011, are incorporated by reference under Part III.

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

Item 1.    Business.

Overview

We are one of the largest hotel franchisors in the world with 6,142 hotels open and 621 hotels under construction, awaiting conversion or approved for development as of December 31, 2010, representing 495,145 rooms open and 50,787 rooms under construction, awaiting conversion or approved for development in 49 states, the District of Columbia and over 35 countries and territories outside the United States. Choice franchises lodging properties under the following proprietary brand names: Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, Cambria Suites® and Ascend Collection® (collectively, the “Choice brands”). We operate in a single reportable segment encompassing our franchising business.

The Company conducts its international franchise operations through a combination of direct franchising and master franchising relationships. Master franchising relationships allow the use of our brands by third parties in foreign countries. These relationships are governed by master franchising agreements which generally provide the master franchisee with the right to use our brands in a specific geographic region, usually for a fee. As a result of our use of master franchising relationships and international market conditions, total revenues from international franchising operations comprised 8% and 7% of our total revenues in 2010 and 2009, respectively while representing approximately 19% of our franchise system hotels open at both December 31, 2010 and 2009.

Our direct lodging property real estate exposure is limited to three company-owned MainStay Suites hotels and exposure through our development activities that involve financing and guaranty support with hotel developers as well as real estate acquired and held for sale to incent franchise development in top markets for certain brands.

With a focus on hotel franchising instead of ownership, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our business provides opportunities to improve operating results by increasing the number of franchised hotel rooms and effective royalty rates of our franchise contracts resulting in increased initial fee revenue, ongoing royalty fees and procurement services revenues. In addition to these revenues, we also collect marketing and reservation system fees to provide support activities for the franchise system. Our operating results can also be improved through our company-wide efforts related to improving property level performance. As a lodging franchisor, the Company currently has relatively low capital expenditure requirements.

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

We are contractually required by our franchise agreements to use the marketing and reservation system fees we collect for system-wide support activities. These expenditures help to enhance awareness and increase consumer preference for our brands. Greater awareness and preference promotes long-term growth in business delivery to our franchisees, which ultimately increases franchise fees earned by the Company.

Our Company articulates its mission as a commitment to our franchisees’ profitability by providing them with hotel franchises that strive to generate the highest return on investment of any hotel franchise. We have developed an operating system dedicated to our franchisees’ success that focuses on delivering guests to our franchised hotels and reducing costs for our hotel owners.

Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. We believe our strong and predictable cash flows create a strong financial position that provides us a competitive advantage. Currently, our business does not require significant capital to operate and grow; therefore, we can maintain a capital structure that generates high financial returns and use our excess cash flow to provide returns to our shareholders. Historically, we have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. Through December 31, 2010, we repurchased 43.2 million shares (including 33.0 million prior to the two-for-one stock split affected in

October 2005) of common stock at a total cost of $1.0 billion since the program’s inception. Considering the effect of the two-for-one stock split, the Company has repurchased 76.2 million shares at an average price of $13.35 per share. At December 31, 2010, we had approximately 3.6 million shares remaining under the current stock repurchase authorization. Upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases. In 2010, we paid cash dividends totaling approximately $43.8 million and we presently expect to continue to pay dividends in the future, subject to future business performance, economic conditions, changes in income tax regulations and other factors. Based on our present dividend rate and outstanding share count, we expect that aggregate annual dividends for 2011 would be approximately $43.8 million.

Our board of directors has authorized us to enter into programs which permit us to offer investment, financing and guaranty support to qualified franchisees as well as acquire and resell real estate to incent franchise development in top markets for certain brands. Over the next several years, we expect to deploy this capital opportunistically to these programs to promote growth of our emerging brands. The amount and timing of the investment in these programs will be dependent on market and other conditions. Notwithstanding these programs, the Company expects to continue to return value to its shareholders through a combination of share repurchases and dividends, subject to business performance, economic conditions, changes in income tax regulations and other factors.

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

(1)

Certain industry statistics included in this section, such as the number of hotel rooms, number of affiliated and non-affiliated rooms, US Lodging Industry Trends From 1997 – 2010, etc. were obtained from Smith Travel Research

The lodging industry has historically experienced economic cycles reflected in positive and negative operating performance for various periods of time.

Positive cycles are characterized as periods of sustained occupancy growth, increasing room rates and hotel development. These cycles usually continue until the economy sustains a prolonged downturn, excess supply conditions exist or some external factor occurs such as war, terrorism or natural resource shortages. Industry recovery usually begins with an increase in occupancy followed by hoteliers increasing room rates. As demand begins to exceed room supply, occupancies and rates continue to improve. These factors result in increased hotel development.

Hotel room supply growth is cyclical as hotel construction responds to interest rates, construction and material supply conditions, capital availability and industry fundamentals. Historically, the industry has added hotel rooms to its inventory through new construction due largely to favorable lending environments that encouraged hotel development. Typically, hotel development continues during favorable lending environments until the increase in room supply outpaces demand. The excess supply eventually results in lower occupancies, which results in hoteliers reducing room rates to stimulate demand, and reduced hotel development. Over time, the slow growth in hotel supply results in increased occupancy rates and allows hotels to again raise room rates. The increase in occupancy and room rates serves as a catalyst for increased hotel development.

Despite the fact that the lodging industry experiences these positive and negative cycles, it has nonetheless remained profitable in either scenario.

The following chart demonstrates these trends:

US Lodging Industry Trends—1997 - 2010

Year	Occupancy Rates	Average Daily Room Rates (ADR)	Change in ADR Versus Prior Year	Change in CPI Versus Prior Year	Revenue Per Available Room (RevPAR)	Profits (in billions)	New Rooms Added (Gross)
1997	64.5%	$75.16	6.1%	1.9%	$48.50	$17.0	128,000
1998	64.0%	$78.62	4.6%	2.3%	$50.29	$22.0	143,000
1999	63.3%	$81.27	3.4%	2.7%	$51.44	$23.0	143,148
2000	63.5%	$85.24	4.9%	3.4%	$54.13	$24.0	121,476
2001	60.1%	$84.85	-0.5%	2.9%	$50.99	$16.7	101,279
2002	59.2%	$83.15	-2.0%	1.6%	$49.22	$16.1	86,366
2003	59.1%	$83.19	0.1%	2.3%	$49.20	$15.0	65,876
2004	61.3%	$86.41	3.9%	2.7%	$52.93	$17.0	55,245
2005	63.1%	$90.84	5.1%	3.4%	$57.34	$21.0	65,900
2006	63.4%	$97.31	7.1%	3.2%	$61.69	$26.3	73,308
2007	63.1%	$104.04	6.9%	2.8%	$65.61	$26.9	94,541
2008	60.3%	$106.96	2.8%	3.8%	$64.49	$28.4	146,312
2009	54.5%	$98.17	-8.2%	-0.4%	$53.50	$14.0	142,287
2010	57.6%	$98.08	-0.1%	1.6%	$56.47	$19.6	73,976

(Source: Smith Travel Research and US Department of Labor)

As a franchisor, we believe we are well positioned in any stage of the lodging cycle. Our fee-for-service business model has historically delivered predictable, profitable, long-term growth in a variety of lodging and economic environments. We have historically benefited from both the RevPAR gains typically experienced in the early stage of recovery, as our revenues are based on our franchisees’ gross room revenues, and the supply growth normally occurring in the later stages as we increase our portfolio size.

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

The lodging industry can be further divided into chain scale categories or groupings of generally competitive brands as follows:

Chain Scale	Brand Examples	Room Count	% of Total	Avg. Hotel Room Size
Luxury	Four Seasons, Ritz Carlton	110,569	2.3%	311
Upper Upscale	Marriott, Hilton, Sheraton	603,231	12.3%	358
Upscale	Hilton Garden Inn, Courtyard, Cambria Suites	554,263	11.4%	153
Midscale w/ F&B	Quality, Clarion, Holiday Inn, Best Western, Ramada	499,489	10.2%	111

Sub-Total Full Service		1,767,552	36.2%	174

Midscale w/o F&B	Comfort, La Quinta, Baymont Inn, Hampton Inn	842,321	17.2%	87
Economy	Econo Lodge, Days Inn, Super 8, Red Roof Inn	767,360	15.7%	76

Sub-Total Limited Service		1,609,681	32.9%	81

Independents		1,507,426	30.9%	67

Total All Hotels		4,884,659	100%	93

Source: Smith Travel Research (December 2010)

According to Smith Travel Research, Choice branded system-wide market share as of December 31, 2010 in the United States has increased 70 basis points to 8.1% of total industry rooms since 2005. During these same 5 years, the number of domestic hotels rooms franchised by the Company has increased at a cumulative annual growth rate of 3.62% compared to the total industry domestic growth rate of 1.76%.

Independent operators of hotels not owned or managed by major lodging companies have increasingly joined national hotel franchise chains as a means of remaining competitive with hotels owned by or affiliated with national lodging companies. Over the past 20 years, the industry has seen a significant movement of hotels from independent to chain affiliation, with affiliated hotels increasing from 46% of the market in 1990 to 69% of the market in 2010. Due to the fact that a significant portion of the costs of owning and operating a hotel are generally fixed, increases in revenues generated by affiliation with a franchise lodging chain can improve a hotel’s financial performance.

The large franchise lodging chains, including us, generally provide a number of support services to hotel operators to improve the financial performance of their properties including central reservation systems, marketing and advertising programs, direct sales programs, certain in-person and online training and education programs, property systems, revenue enhancement services and relationships with qualified vendors to streamline purchasing processes and make lower cost products available. We believe that national franchise chains with a large number of hotels enjoy greater brand awareness among potential guests than those with fewer hotels, and that greater brand awareness can increase the desirability of a hotel to its potential guests.

We believe that hotel operators choose lodging franchisors based primarily on the perceived value and quality of each franchisor’s brand and its services, and the extent to which affiliation with that franchisor may increase the hotel operator profitability.

Choice’s Franchising Business

Choice operates primarily as a hotel franchisor offering 11 brands. This family of well-known and diversified new construction and conversion brands competes at various hotel consumer and developer price points in the economy, midscale with and without food and beverage, extended stay and upscale lodging categories.

Economics of Franchising Business. The fee and cost structure of our business provides opportunities for us to improve operating results by increasing the number of franchised hotel rooms, improving RevPAR performance and increasing the effective royalty rates of our franchise contracts. As a hotel franchisor, we derive our revenue primarily from various franchise fees. Our franchise fees consist primarily of an initial fee and ongoing royalty, marketing and reservation system fees that are typically based on a percentage of the franchised hotel’s gross room revenues. The initial fee and on-going royalty portion of the franchise fees are intended to cover our operating expenses, such as expenses incurred in business development, quality assurance, administrative support and certain franchise services and to provide us with operating profits. The marketing and reservation system fees are used for the expenses associated with marketing, media, advertising, providing a central reservation system, property management systems, e-commerce initiatives and certain franchise services.

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

Strategy. Our mission is a commitment to franchisee profitability by providing our franchisees with hotel franchises that strive to generate the highest return on investment of any hotel franchise. Our business strategy is to create franchise system growth by leveraging Choice’s large and well-known hotel brands, franchise sales capabilities, effective marketing and reservation delivery efforts, training and education programs, RevPAR enhancing services and technologies, and financial strength created by our significant free cash flow. We believe our brands’ growth will be driven by our ability to create a compelling return on investment for franchisees. Our strategic objective is to improve our franchisee’s profitability by providing services which increase business delivery, reduce hotel operating and development costs, and/or improve guest satisfaction. Specific elements of our strategy include: building strong brands, delivering exceptional services, reaching more consumers and leveraging our size, scale and distribution to reduce costs for hotel owners.

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

Delivering Exceptional Services. We provide a combination of services and technology based offerings to help our franchisees improve performance. We have field services staff members located nationwide that help franchisees improve RevPAR performance and guest satisfaction. In addition, we provide our franchisees with education and training programs as well as technology products designed to improve property level performance. These services and products promote revenue gains for franchisees and improve guest satisfaction which translate into both higher royalties for the Company and improved returns for owners, leading to further room growth by making our brands even more attractive to prospective franchisees. We develop our services based on customer needs and focus on activities that generate high return on investment for our franchisees.

Reaching More Consumers. We believe hotel owners value the large volume of guests we deliver through a mix of activities including brand marketing, reservation systems, key account sales, and the Company’s loyalty program, Choice Privileges®. Our strategy is to maximize the effectiveness of these activities in delivering both leisure and business travelers to Choice-branded hotels.

The Company intends to continue to increase awareness of its brands through its national marketing campaigns and its Choice Privileges loyalty program promotions. These campaigns are intended to generate a compelling message to consumers to create even greater awareness for our brands with the ultimate goal of driving business through our central reservation system, which delivers the highest average daily rate. Local and regional co-op marketing campaigns will continue to be utilized to leverage the national marketing programs to drive business to our franchised properties at a local level. We expect our efforts at marketing directly to individual guests will continue to be enhanced through the use of our customer relationship management technology and programs. Our continued focus on overall brand quality coupled with our marketing initiatives is designed to stimulate room demand for our franchised hotels through improved guest awareness and satisfaction.

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

Franchise System

Our standard domestic franchise agreements grant franchisees the non-exclusive right to use certain of our trademarks and receive other benefits of our franchise system to facilitate the operation of their franchised hotel at a specified location. The majority of our standard domestic franchise agreements are 20 years in duration (excluding contracts for MainStay Suites, Suburban Extended Stay Hotel branded hotels and beginning in 2008 Comfort Inn branded hotels which run for 10 years), with certain rights for each of the franchisor and franchisee to terminate their franchise agreement, such as upon designated anniversaries of the agreement, before the 20th (or 10th, as applicable) year.

Our franchises operate domestically under one of eleven Choice brand names: Comfort Inn, Comfort Suites, Cambria Suites, Quality, Clarion, Ascend Collection, Sleep Inn, Econo Lodge, Rodeway Inn, MainStay Suites and Suburban Extended Stay Hotel. The following table presents key statistics related to our domestic franchise system over the five years ended December 31, 2010.

COMBINED DOMESTIC FRANCHISE SYSTEM

	As of and For the Year Ended December 31,
	2006	2007	2008	2009	2010
Number of properties, end of period	4,211	4,445	4,716	4,906	4,993
Number of rooms, end of period	339,441	354,139	373,884	388,594	393,535
Royalty fees ($000)	$194,333	$212,519	$220,411	$196,406	$206,049
Average royalty rate(1)	4.09%	4.14%	4.20%	4.25%	4.29%
Average occupancy percentage(1)	58.4%	57.9%	55.3%	49.4%	51.3%
Average daily room rate (ADR)(1)	$68.71	$72.07	$74.11	$71.24	$70.50
Revenue per available room (RevPAR)(1),(2)	$40.13	$41.75	$40.98	$35.18	$36.18

(1)	Amounts exclude results from Cambria Suites properties open during all periods presented and Ascend Collection properties open during 2008.
(2)	The Company calculates RevPAR based on information as reported to the Company by its franchisees.

The Company conducts its international franchise operations through a combination of direct franchising and master franchising relationships. Master franchising relationships allow the use of our brands by third parties in foreign countries. These relationships are governed by master franchising agreements which generally provide the master franchisee with the right to use our brands in a specific geographic region, usually for a fee. As a result of our use of master franchising relationships and international market conditions, total revenues from international franchising operations comprised 8% and 7% of our total revenues in 2010 and 2009, respectively while representing approximately 19% of our franchise system hotels open at both December 31, 2010 and 2009. Consequently, our description of our franchise system is primarily focused on the domestic operations. Currently, no individual franchisee or international master franchisee accounts for more than 3% and 2% of Choice’s royalty revenues or total revenues, respectively.

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

Ascend Collection: Ascend Collection is an innovative membership program that is not positioned as a traditional franchise concept. The Ascend Collection includes individual properties that are historic, boutique and/or unique and desire to retain their independent brand identity but have access to Choice’s marketing and distribution channels. The Ascend Collection offers the best of both worlds: Independence backed up by a powerful global distribution network. Principal competitors include Sterling Hotels, Summit Hotel & Resorts, Small Luxury Hotels and Historic Hotels of America. The Ascend Collection membership was launched in October 2008 and consists of 38 hotels, including 21 properties that were previously affiliated with our Clarion brand.

Comfort Inn: Comfort Inn and Comfort Inn and Suites hotels operate in the mid-scale without food and beverage category. One of the original brands in the limited service category, Comfort has built a reputation for consistent high-value accommodations for both business and leisure travelers. Comfort offers complimentary breakfast with fresh waffles, a swimming pool and/or exercise room, and free high-speed internet access. Principal competitor brands include Holiday Inn Express, Fairfield Inn and LaQuinta.

Comfort Suites: Comfort Suites hotels operate in the upper portion of the mid-scale without food and beverage category. Established in 1986 as an extension of the highly regarded Comfort Inn brand, Comfort Suites hotels have a focus on serving the business traveler. Hotels are 100% smoke free and rooms are oversized with separate areas for working and sleeping. In addition, each room features a sleeper sofa, refrigerator and microwave. Comfort Suites hotels offer a complimentary hot breakfast and free high-speed internet access. The brand competes with Hampton, Holiday Inn Express, Fairfield Inn and Country Inn & Suites.

Sleep Inn: Sleep Inn is a new construction brand that operates in the moderate tier of the midscale without food and beverage category. Sleep Inn delivers one of the most consistent product offerings in the category, providing both business and leisure travelers with free high-speed internet access, an exercise room and our complimentary Morning Medley buffet breakfast. Sleep Inn’s principal competitors include Microtel and La Quinta.

Clarion: Clarion is well positioned to help owners of existing midscale full service assets achieve strong returns with reasonable investment. To consumers, Clarion “helps people come together” by providing the amenities and food and beverage services essential to serving the huge midscale business and leisure gatherings market. For owners, Clarion allows a more focused and efficient food and beverage operational model that works well with a variety of conversion property configurations. Clarion hotels provide meeting/banquet facilities with catering, hot breakfast, a simplified menu of basic evening meals, and lounge with at least beer/wine selections. Amenities include pool, business center, and fitness center. Principal competitor brands include Four Points by Sheraton and Radisson.

Quality: Quality hotels offer exceptional value to both guests and owners by focusing on “Quality Where it Counts” in the mid-scale category. Clean, comfortable accommodations and “Value Q” amenities and services that typically include a signature Q Bed, complimentary Q Breakfast, free high-speed internet access, a swimming pool and/or an exercise room, and free newspaper. Principal competitor brands include Best Western and Ramada.

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

Suburban Extended Stay Hotel: Suburban Extended Stay Hotel suites are built with today’s value-conscious extended stay guest in mind. All suites provide kitchens, internet connections, and access to on-site laundry facilities. Suburban’s “just what you need” philosophy matches attractive weekly pricing with weekly housekeeping to provide extended stay guests with the all-suite accommodations they want without the cost of services they do not need. All hotels offer complimentary high-speed internet access. Principal competitor brands include InTown Suites, Studio 6 and Value Place and Sun Suites.

Econo Lodge: Econo Lodge is the premier brand in the economy hotel category that is an easy stop on the road for value-oriented travelers. Free wireless internet hot spots and complimentary continental breakfast are just some of the amenities that position Econo Lodge as a great value in the economy category. The brand competes primarily with Days Inn, Super 8 and Red Roof Inn.

Rodeway Inn: Rodeway Inn is a brand also operating in the economy hotel category that offers sensible lodging for travelers on a budget. As part of one of the largest franchise systems in the world, Rodeway offers a welcoming environment at an affordable rate. With free coffee to get guests started in the morning and a free premium cable station, Rodeway is a great option for practical travelers. Principal competitor brands include Travelodge and Motel 6.

The following table presents key statistics related to the domestic system for our brands over the five years ended December 31, 2010:

	As of and For the Year Ended December 31,
	2006	2007	2008	2009	2010
COMFORT INN DOMESTIC SYSTEM
Number of properties, end of period	1,415	1,434	1,462	1,447	1,435
Number of rooms, end of period	110,877	112,042	114,573	113,633	112,169
Royalty fees ($000)	$84,748	$91,131	$91,913	$80,059	$82,233
Average occupancy percentage	63.0%	63.1%	60.1%	54.1%	55.6%
Average daily room rate (ADR)	$73.08	$77.14	$79.84	$77.10	$77.21
RevPAR	$46.06	$48.70	$48.01	$41.74	$42.93
COMFORT SUITES DOMESTIC SYSTEM
Number of properties, end of period	433	481	541	608	623
Number of rooms, end of period	33,976	37,358	42,152	47,301	48,246
Royalty fees ($000)	$32,084	$35,775	$38,202	$35,134	$38,100
Average occupancy percentage	67.0%	65.5%	61.3%	53.3%	55.2%
Average daily room rate (ADR)	$82.93	$87.23	$89.49	$84.79	$82.48
RevPAR	$55.59	$57.11	$54.82	$45.17	$45.53
QUALITY DOMESTIC SYSTEM
Number of properties, end of period	736	828	908	979	1,012
Number of rooms, end of period	72,054	79,276	85,055	89,336	89,185
Royalty fees ($000)	$29,220	$34,310	$37,658	$33,725	$35,749
Average occupancy percentage	55.3%	54.2%	52.0%	46.0%	48.1%
Average daily room rate (ADR)	$66.89	$70.30	$71.42	$68.00	$66.81
RevPAR	$37.01	$38.09	$37.15	$31.31	$32.11
CLARION DOMESTIC SYSTEM(1)
Number of properties, end of period	162	167	150	172	192
Number of rooms, end of period	23,945	23,319	21,497	24,636	28,711
Royalty fees ($000)	$9,531	$10,388	$10,733	$8,549	$8,948
Average occupancy percentage	51.2%	51.7%	50.0%	42.2%	43.7%
Average daily room rate (ADR)	$78.98	$80.86	$84.48	$77.79	$75.15
RevPAR	$40.41	$41.79	$42.21	$32.86	$32.86
SLEEP INN DOMESTIC SYSTEM
Number of properties, end of period	327	346	365	392	398
Number of rooms, end of period	24,575	25,728	26,867	28,599	28,957
Royalty fees ($000)	$15,384	$16,605	$16,437	$14,614	$15,050
Average occupancy percentage	62.4%	62.5%	58.5%	51.5%	51.6%
Average daily room rate (ADR)	$66.44	$69.67	$71.91	$69.64	$68.82
RevPAR	$41.43	$43.52	$42.10	$35.86	$35.52
MAINSTAY SUITES DOMESTIC SYSTEM
Number of properties, end of period	29	30	35	37	37
Number of rooms, end of period	2,183	2,258	2,694	2,866	2,868
Royalty fees ($000)	$1,459	$1,603	$1,760	$1,607	$1,715
Average occupancy percentage	69.4%	68.5%	64.2%	57.9%	63.6%
Average daily room rate (ADR)	$67.26	$70.04	$73.72	$70.55	$65.60
RevPAR	$46.66	$47.98	$47.34	$40.82	$41.71
ECONO LODGE DOMESTIC SYSTEM
Number of properties, end of period	816	825	816	792	784
Number of rooms, end of period	49,679	50,403	50,812	48,996	48,728
Royalty fees ($000)	$16,467	$17,266	$17,400	$15,025	$15,068
Average occupancy percentage	47.7%	48.0%	46.9%	43.5%	45.8%
Average daily room rate (ADR)	$53.09	$54.40	$55.58	$54.66	$54.10
RevPAR	$25.31	$26.10	$26.05	$23.78	$24.80
RODEWAY INN DOMESTIC SYSTEM
Number of properties, end of period	233	276	346	372	387
Number of rooms, end of period	14,168	16,523	20,302	21,392	21,261
Royalty fees ($000)	$2,467	$2,865	$3,397	$3,819	$4,257
Average occupancy percentage	45.8%	47.6%	47.5%	43.0%	45.8%
Average daily room rate (ADR)	$51.66	$53.24	$55.04	$52.48	$51.07
RevPAR	$23.66	$25.32	$26.16	$22.54	$23.38
SUBURBAN EXTENDED STAY HOTEL DOMESTIC SYSTEM
Number of properties, end of period	60	54	60	61	64
Number of rooms, end of period	7,984	6,773	7,256	7,416	7,685
Royalty fees ($000)	$2,973	$2,535	$2,444	$2,275	$2,353
Average occupancy percentage	72.4%	67.3%	62.4%	56.3%	63.8%
Average daily room rate (ADR)	$38.30	$40.13	$42.93	$41.51	$39.23
RevPAR	$27.73	$27.01	$26.80	$23.35	$25.03
CAMBRIA SUITES DOMESTIC SYSTEM
Number of properties, end of period	—	4	12	18	23
Number of rooms, end of period	—	459	1,323	2,073	2,700
Royalty fees ($000)	—	$41	$374	$920	$1,447
Average occupancy percentage(2)	—	—	—	—	—
Average daily room rate (ADR)(2)	—	—	—	—	—
RevPAR(2)	—	—	—	—	—
ASCEND COLLECTION DOMESTIC SYSTEM
Number of properties, end of period	—	—	21	28	38
Number of rooms, end of period	—	—	1,353	2,346	3,025
Royalty fees ($000)	—	—	$93	$679	$1,129
Average occupancy percentage(2)	—	—	—	49.4%	57.6%
Average daily room rate (ADR)(2)	—	—	—	$115.97	$112.50
RevPAR(2)	—	—	—	$57.24	$64.81

(1)	Statistics for the Clarion brand reflect the repositioning of 20 units in the fourth quarter of 2008 and 1 unit in the first quarter of 2009 from the Clarion brand to the Ascend Collection.
(2)	Statistics for average occupancy percentage, ADR and RevPAR have been excluded for years in which the brand did not have at least 25 units open and operating.

International Franchise Operations

The Company conducts its international franchise operations through a combination of direct franchising and master franchising relationships. Master franchising relationships allow the use of our brands by third parties in foreign countries. These relationships are governed by master franchising agreements which generally provide the master franchisee with the right to use our brands in a specific geographic region, usually for a fee. In certain circumstances, the Company has made equity investments in these non-domestic lodging franchise companies that conduct franchise operations for the Company’s brands under master franchising relationships.

In some territories outside the United States hotel franchising is less prevalent, and many markets are served primarily by independent operators. We believe that chain and franchisor affiliation will increase in certain international markets as local economies grow and hotel owners seek the economies of centralized reservations systems and marketing programs. We believe that international franchise operations will provide a significant long-term growth opportunity for the Company and as a result have initiated a multi-year investment in information technology and marketing which is expected to enhance the value proposition for prospective international franchisees.

As of December 31, 2010, we had 1,149 franchise hotels open and operating in over 30 countries and territories outside of the United States. The following chart summarizes our franchise system outside of the United States.

COMBINED INTERNATIONAL FRANCHISE SYSTEM(1)

	As of and For the Year Ended December 31,
	2006	2007	2008	2009	2010
Number of properties, end of period	1,165	1,125	1,111	1,115	1,149
Number of rooms, end of period	97,944	97,888	98,642	98,816	101,610
Royalty fees ($000)	$16,183	$22,234	$25,599	$20,984	$23,765

(1)

Reporting of operating statistics (e.g. average occupancy percentage and average daily room rate) of international franchisees is not required by all master franchise contracts, thus these statistics and RevPAR are not presented for international franchisees.

Scandinavia. We conduct our operations in Denmark, Estonia, Latvia, Norway and Sweden, through our a master franchise relationship with Choice Hotels Scandinavia (“CHS”). As of December 31, 2010, CHS had 161 open properties. The Company’s master franchise agreement with CHS expires in 2023.

Japan. The Company conducts its operations in Japan through a master franchise relationship with Choice Hotels Japan (“CHJ”). The Company’s master franchise agreement with CHJ expires in 2014 with an option to renew the agreement one time for an additional term of ten years. As of December 31, 2010, CHJ had 52 open properties.

Continental Europe. During the fourth quarter of 2006, the Company acquired from The Real Hotel Company PLC (“RHC”) the franchising operations conducted by RHC in continental Europe and simultaneously the master franchise agreement between Choice and RHC covering continental Europe was terminated. The Company now conducts franchising operations through two wholly-owned subsidiaries, Choice Hotels Franchise GmbH and Choice Hotels France SAS in the Czech Republic, France, Germany, Italy, Poland, Portugal and Switzerland. At December 31, 2010, the Company’s subsidiaries had 199 properties open and operating in continental Europe.

Ireland. In August 2007, the Company entered into a ten year master franchising agreement with Ireland-based Cordelle Enterprises, doing business as Choice Hotels Ireland (“CHR”), for the right to license and develop our Clarion, Quality and Comfort brands in Ireland. Prior to acquiring the master franchising rights directly from the Company, CHR operated the Company’s brands under an area representative agreement with RHC, which previously held the master franchise rights in Ireland. In November 2010, the master franchise agreement with CHR was extended to run through 2022. As of December 31, 2010, CHR had 10 properties open and operating.

United Kingdom. In 2007, the Company entered into a definitive agreement with RHC to transfer United Kingdom franchising operations, which were previously operated under a master franchise agreement with RHC, to the Company on January 31, 2008. On that date, the master franchise agreement was terminated and the existing franchise agreements were assigned to a wholly-owned subsidiary, Choice Hotels Licensing B.V. (“Choice BV”). At December 31, 2010, the Company’s subsidiary had 38 properties open and operating in the United Kingdom.

Canada. We conduct our operations in Canada for all of our brands except Cambria Suites, MainStay Suites and Suburban Extended Stay Hotel through Choice Hotels Canada Inc. (“CHC”) a joint venture owned 50% by us and 50% by InnVest Real Estate Investment Trust. CHC is one of the largest lodging organizations in Canada with 293 of our franchised properties open and operating as of December 31, 2010. The Company conducts direct franchising operations for its extended stay and Cambria Suites brands in Canada through its wholly-owned subsidiary, Choice Hotels Licensing ULC, and had one property open and operating at December 31, 2010.

India. In the first quarter of 2010, we acquired the remaining 60% ownership interest in our master franchisee, Choice Hospitality (India) Ltd (“CHN”). Prior to our acquisition, CHN conducted franchising operations for our Quality, Comfort, Clarion and Sleep brands in the Republics of India, Sri Lanka, Maldives and the Kingdom of Nepal under a master franchise agreement. In connection with our acquisition, CHN was converted into a private company, Choice Hospitality (India) Private Ltd; the master franchise agreement was terminated and all future franchise development rights possessed by CHN reverted to Choice BV. Choice BV now acts as the franchisor of our Comfort, Quality and Sleep brands in India. Furthermore, Choice BV entered into a 20-year master franchise agreement with Inovoa Hotels and Resorts Private Limited (“IHR”) to franchise our Clarion brand in India. As of December 31, 2010, Choice BV/CHN and IHR had 24 and 2 properties open and operating, respectively.

Australasia. The Company conducts direct franchising operations in Australia, New Zealand, Singapore and Papua New Guinea through a wholly-owned subsidiary, Choice Hotels Australasia Pty. Ltd. (“CHA”). As of December 31, 2010, CHA had 277 franchised properties open and operating in Australasia.

Mexico. The Company’s wholly-owned subsidiary Choice Hotels Mexico S. de R.L. de C.V. (“CHM”) conducts direct franchising operations in Mexico on behalf of Choice BV, which acts as the franchisor in Mexico. CHM is focused on establishing Clarion, Quality and Comfort brands through conversions of high quality hotels in Mexico. At December 31, 2010, the Company’s subsidiary had 19 properties open and operating.

Brazil. We conduct our operations in Brazil through a master franchise relationship with Atlantica Holdings International, Ltd. (“Atlantica”). As of December 31, 2010, Atlantica had 57 open properties. The Company’s master franchise agreement with Atlantica was executed in 2001 and has a term of twenty years with certain rights by both parties to terminate the contract on the 10th or 15th anniversary.

Central America. We conduct our operations in the Costa Rica, Dominican Republic, El Salvador, Guatemala and Honduras through our a master franchise relationship with Real Hotels and Resorts, Inc. (“Real”). As of December 31, 2010, Real had 12 open properties. The Company’s master franchise agreement with Real was executed in 1994 and has a term of twenty years.

Other International Relationships. Through Choice BV, we have master franchise and area representative arrangements in place with local hotel management and franchising companies doing business in China. In addition, the Company, through Choice BV, has direct franchise relationships with a property in Malaysia.

The following table summarizes Choice’s non-domestic franchise system as of December 31, 2010:

	Comfort	Comfort Suites	Quality	Clarion	Sleep	Ascend	Mainstay	Econo Lodge	Rodeway	Total
Australia	135	—	71	17	—	—	—	13	—	236
Canada	—	—	—	—	—	—	1	—	—	1
Czech Republic	—	—	—	5	—	—	—	—	—	5
France	82	1	29	5	—	—	—	—	—	117
Germany	19	—	19	2	—	—	—	—	—	40
India	9	—	15	—	—	—	—	—	—	24
Italy	5	—	10	4	—	—	—	—	—	19
Malaysia	—	—	1	—	—	—	—	—	—	1
Mexico	7	—	11	—	1	—	—	—	—	19
New Zealand	14	—	13	6	—	—	—	2	—	35
Papua New Guinea	1	—	4	—	—	—	—	—	—	5
Poland	—	—	4	1	—	—	—	—	—	5
Portugal	4	—	2	1	—	—	—	—	—	7
Singapore	—	—	1	—	—	—	—	—	—	1
Switzerland	4	—	2	—	—	—	—	—	—	6
United Kingdom	19	—	18	1	—	—	—	—	—	38

Direct Franchise Agreements	299	1	200	42	1	—	1	15	—	559

Brazil	17	7	25	2	6	—	—	—	—	57
Canada*	148	3	76	9	2	4	—	49	2	293
China	2	1	—	—	—	—	—	—	—	3
Costa Rica	—	—	1	1	1	—	—	—	—	3
Denmark	5	—	5	6	—	—	—	—	—	16
Dominican Republic	—	—	1	1	—	—	—	—	—	2
El Salvador	3	—	1	—	—	—	—	—	—	4
Estonia	—	—	—	1	—	—	—	—	—	1
Guatemala	—	—	—	1	—	—	—	—	—	1
Honduras	—	—	—	2	—	—	—	—	—	2
India	—	—	—	2	—	—	—	—	—	2
Ireland	—	—	3	7	—	—	—	—	—	10
Japan	50	—	2	—	—	—	—	—	—	52
Latvia	—	—	—	1	—	—	—	—	—	1
Norway	16	—	40	24	—	—	—	—	—	80
Sweden	11	—	23	29	—	—	—	—	—	63

Master Franchise Agreements	252	11	177	86	9	4	—	49	2	590

Total Number of Properties	551	12	377	128	10	4	1	64	2	1,149

*	The Company has made an equity investment in this master franchisor.

The following table presents key worldwide system size statistics as of and for the year ended December 31, 2010:

	Open and Operational		Approved for Development
	Hotels	Rooms	Hotels	Rooms	Additions	Repositionings	Terminations
Comfort	1,986	152,247	119	8,790	105	(25)	(79)
Comfort Suites	635	49,885	126	9,321	35	(3)	(15)
Quality	1,389	128,092	70	5,729	100	13	(78)
Ascend Collection	42	3,326	17	2,200	13	2	(2)
Clarion	320	45,294	30	3,721	43	2	(21)
Sleep Inn	408	30,048	79	5,605	17	(2)	(9)
MainStay Suites	38	2,987	49	4,433	2	—	(1)
Econo Lodge	848	51,537	48	2,890	60	8	(66)
Rodeway Inn	389	21,344	15	808	36	5	(27)
Suburban	64	7,685	34	3,045	4	—	(1)
Cambria Suites	23	2,700	34	4,245	5	—	—

Totals	6,142	495,145	621	50,787	420	—	(299)

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

Our objective is to continue to grow our portfolio by continuing to sell our existing brands, creating extensions of our existing brands and introducing new brands, either organically or via acquisition, within the various lodging chain categories. Based on market conditions and other circumstances, we may offer certain incentives to developers to increase development of our brands such as discounting various fees such as the initial franchise fee and royalty rates as well as provide financing for property improvements and other purposes.

Because retention of existing franchisees is important to our growth strategy, we have a formal impact policy. This policy offers existing franchisees protection from the opening of a same-brand property within a specified distance, depending upon the market in which the property is located.

Investment, Financing and Guaranty Franchisee Support

Our board of directors previously authorized us to enter into programs which permit us to offer financing, investment, and guaranty support to qualified franchisees as well as to acquire and resell real estate to incent franchise development for certain brands in top markets. We expect to opportunistically deploy capital over the next several years and our annual investment in these programs will be dependent on market and other conditions.

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

Either party to our standard domestic franchise agreement can terminate the agreement prior to the conclusion of the agreement’s term under certain circumstances, such as upon designated anniversaries of the agreement. Early termination options give us flexibility in eliminating or re-branding properties, if they become weak performers for reasons other than contractual failure by the franchisee. We also have the right to terminate a franchise agreement if a franchisee fails to bring the property into compliance with contractual or quality standards within specified periods of time. The franchise agreements also typically contain liquidated damage provisions which represent a fair measure of compensation that our franchisee and we agree should be paid to us upon a specific breach of the franchise agreement. Master franchise agreements typically contain provisions permitting us to terminate the agreement for failure to meet a specified development schedule.

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

Franchise agreements are individually negotiated and vary among the different Choice brands and franchises, but generally are competitive with the industry average within their market group. Franchise fees usually have three primary components: an initial, one-time affiliation fee; a royalty fee; and a marketing and reservation system fee. In prior years, the Company’s standard franchise agreements contained a separate marketing and reservation fee for the Cambria Suites, Comfort, Quality, Clarion and Sleep Inn brands. The Company has combined these two fees into one System Fee which is used to fund both the Company’s marketing and reservation activities that support all of the Choice brands. Our standard franchise fees are as follows:

QUOTED FEES BY BRAND AS OF DECEMBER 31, 2010

Brand	Initial Fee Per Room/Minimum	Royalty Fees	Combined Marketing and Reservation System Fee
Cambria Suites	$500/$60,000	5.00%	4.00%
Comfort Inn	$500/$50,000	5.65%	3.85%
Comfort Suites	$500/$50,000	5.65%	3.85%
Quality Inn	$300/$35,000	4.65%	3.85%
Quality Suites	$300/$50,000	4.65%	3.85%
Ascend Collection	$375/$30,000	4.00%	2.50%
Clarion	$300/$40,000	4.25%	3.25%
Sleep Inn	$300/$40,000	4.65%	3.85%
MainStay Suites	$300/$30,000	5.00%	2.50%
Econo Lodge	$250/$25,000	4.50%	3.50%
Rodeway Inn	(1)	(2)	(3)
Suburban Extended Stay Hotel	$225/$30,000	5.00%	2.50%

(1)	Initial fee of $10,000 for properties with up to 80 rooms. Additional $125 per room fee for each room over 80 rooms.
(2)	Royalty rate is $31.00 per room per month with an estimated annual minimum fee between $15,000 and $25,000 per property.
(3)	Combined marketing and reservation system fees are $19.00 per room per month with an estimated annual minimum fee between 12,500 and $20,000 per property.

As previously noted, the Company’s franchise agreements are individually negotiated and therefore actual fees may differ from those noted above. From time to time, the Company may discount the standard royalty fees in the initial years of the agreement as a franchisee acquisition tactic. Typically, these discounts expire as the contract matures until the contractual royalty fees reach the standard franchise fee in effect at the time the agreement was executed.

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

Central Reservation System (“CRS”). On average, approximately one-third of the gross room revenue booked at domestic franchised properties is reserved through our central reservation system, which consists of our toll-free telephone reservation system, our proprietary internet site, mobile phone reservation applications, interfaces with global distribution systems, and other internet reservations sites. Our toll-free telephone reservation system utilizes a combination of company operated call centers as well as third party call center service providers. Reservation agents trained on the reservation system can match each caller with a Choice-branded hotel meeting the caller’s needs. Our CRS provides a data link to our franchised properties as well as to airline reservation systems such as Amadeus, Galileo, SABRE and Worldspan that facilitate the reservation process for travel agents. We also offer our rooms for sale on our own proprietary internet site (www.choicehotels.com) as well as those of other travel companies.

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

We continue to implement our integrated reservation and distribution strategy to improve reservations delivery, reduce franchisee costs and improve franchisee satisfaction by enhancing our website, choicehotels.com, and selectively distributing our inventory with third parties that can drive additional business to the Company and its brands. We have established agreements with key third party travel intermediaries to gain additional distribution points. These agreements typically offer our brands preferred placement on these third party sites at reduced transaction fees. We also continue to educate our individual franchisees about the unfavorable impact to their business of contracting with sites with which we do not have preferred agreements. We currently have agreements with many but not all major online third party sites.

Property Management Systems. Our proprietary property and yield management systems, Profit Manager by Choice Hotels and choiceADVANTAGE, are designed to help franchisees maximize profitability and compete more effectively by managing their room inventory, rates and reservations. These systems synchronize each hotel’s inventory with our central reservation system, giving our reservation sales agents last room sell capabilities at every hotel. Our property management systems include a revenue management feature that calculates and suggests optimum rates based on each hotel’s past performance and projected occupancy. These tools are critical to business delivery and yield improvement as they facilitate a franchisees’ ability to effectively manage hotel operations, determine appropriate rates, drive occupancy and participate in our marketing programs. As a pure web-based solution, the choiceADVANTAGE system reduces each hotel’s investment in on-site computer equipment resulting in a lower total cost of ownership for property management systems. As a result, all new hotels to our system are utilizing choiceADVANTAGE and the Company is currently in the process of migrating all existing hotels utilizing the Profit Manager system to choiceADVANTAGE. This process is expected to be completed over the next several years.

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

We operate a loyalty program called Choice Privileges, for all of the Choice brands to attract and retain travelers by rewarding frequent stays with points towards free hotel stays and other rewards. Choice Privileges participants earn points redeemable for free stays in Choice brand properties. The Company also offered guests the ability to earn airline miles for qualifying stays redeemable for flights with various airline partners as well as redeem points for gift certificates at participating retailers such as Wal-Mart. These programs allow us to conduct lower cost, more targeted marketing campaigns to our consumers, deliver incremental business to our franchised hotels and is an important selling point for our franchise sales personnel. Choice Privileges members contribute over a quarter of the Company’s domestic gross room revenues and the program had more than 12.1 million members worldwide as of December 31, 2010. Growing the membership of the Choice Privileges program will continue to be a focus of the Company.

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

Our field based brand performance consultants work with franchisees to maximize RevPAR. These coordinators advise franchisees on topics such as marketing their hotels, improving quality and maximizing the benefits offered by the Choice reservations system. In addition, we recently launched a new rate and selling management tool to help our franchisees better manage rates and inventory which should help them improve RevPAR by optimizing ADR and occupancy.

Quality Assurance Programs. Consistent quality standards are critical to the success of a hotel franchise. We have established quality standards for all of our franchised brands that cover housekeeping, maintenance, brand identification and minimum service offerings. We inspect properties for compliance with our quality standards when application is made for admission to the franchise system. The compliance of existing franchisees with quality standards is monitored through scheduled and unannounced quality assurance reviews conducted periodically at the property by a third-party. Properties that fail to maintain a minimum score are reinspected on a more frequent basis until deficiencies are cured, or until such properties are terminated. To encourage compliance with quality standards, various brand-specific incentives and awards are used to reward franchisees that maintain consistent quality standards. We identify franchisees whose properties operate below minimum quality standards and assist them to comply with brand specifications. Franchisees who fail to improve on identified quality matters may be subject to consequences ranging from written warnings, the payment of re-inspection fees, attendance at mandatory training programs and ultimately to the termination of the franchise agreement. Actual consequences, if any, are determined in the Company’s discretion on a case-by-case basis and may take into account a variety of factors apart from a franchisee’s level of compliance with our quality standards and brand specifications.

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

The ability of a hotel to compete may be affected by a number of factors, including the location and quality of the property, the number and quality of competing lodging facilities nearby, its affiliation with a recognized name brand and general regional and local economic conditions. We believe the effect of local economic conditions on our results is substantially reduced by our range of products and room rates and the geographic diversity of our franchised properties, which are open and operating in 49 states, the District of Columbia and over 30 countries and territories outside the United States.

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

Employees

We employed approximately 1,524 people in our domestic operations as of February 18, 2011. None of our employees are represented by unions or covered by collective bargaining agreements. We consider our relations with our employees to be good.

EXECUTIVE OFFICERS OF CHOICE HOTELS INTERNATIONAL, INC.

The name, age, title, present principal occupation, business address and other material occupations, positions, offices and employment of each of the executive officers of the Company as of December 31, 2010 are set forth below. The business address of each executive officer is 10750 Columbia Pike, Silver Spring, Maryland 20901.

Name	Age	Position
Stewart W. Bainum, Jr.	64	Chairman of the Board of Directors
Stephen P. Joyce	51	President and Chief Executive Officer
David L. White	42	Senior Vice President, Chief Financial Officer & Treasurer
Bruce N. Haase	50	Executive Vice President, Global Brands, Development & Marketing
Ronald D. Parisotto	46	Senior Vice-President, General Counsel, Corporate Secretary & Chief Compliance Officer
Patrick S. Pacious	45	Senior Vice President, Corporate Development & Information Technology
David A. Pepper	43	Senior Vice President, Global Development
Patrick J. Cimerola	42	Senior Vice President, Human Resources and Administration
Scott E. Oaksmith	39	Controller

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

Ronald D. Parisotto. Senior Vice-President, General Counsel, Corporate Secretary & Chief Compliance Officer since December of 2010. Mr. Parisotto was Senior Vice President, General Counsel & Corporate Secretary from April 2010 to December 2010. He was Interim General Counsel & Corporate Secretary from November 2009 until April 2010. Prior to this, he was Assistant General Counsel & Assistant Secretary from July 2008 until November 2009, and Assistant General Counsel from October 2006 until July 2008. He also served as Senior Counsel and Senior Director Risk Management from June 2005 to October 2006 and Counsel from April 2004 to June 2005. Prior to joining the Company, he was an Associate in the corporate law practice of Mayer Brown LLP from September of 1997 until April 2004.

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

A significant portion of our revenue is derived from fees based on room revenues at hotels franchised under our brands. As such, our business is subject, directly or through our franchisees, to the following risks common in the lodging and franchising industry, among others:

•	changes in the number of hotels operating under franchised brands;

•	changes in the relative mix of franchised hotels in the various lodging industry price categories;

•	changes in occupancy and room rates achieved by hotels;

•	desirability of hotel geographic location;

•	travelers’ fears of exposure to contagious diseases or insect infestations in hotel rooms;

•	changes in general and local economic and market conditions, which can adversely affect the level of business and leisure travel, and therefore the demand for lodging and related services;

•	level of consumer unemployment;

•	increases in operating costs that may not be able to be totally offset by increases in room rates;

•

periods of deflation, defined as a persistent decline in the general price level of goods and services, may require franchisees to lower their room rates which would result in lower revenues to the Company. In addition, there is no guarantee that the Company could reduce its costs at the same pace as revenue declines leading to a reduction in operating profits;

•

over-building in one or more sectors of the hotel industry and/or in one or more geographic regions, could lead to excess supply compared to demand, and to decreases in hotel occupancy and/or room rates;

•	the availability and cost of capital to allow hotel owners and developers to fund investments;

•	changes in travel patterns;

•	changes in governmental regulations that influence or determine wages, prices or increase operating, maintenance or construction costs of our franchisees;

•	travel restrictions (whether security-related or otherwise) imposed by governmental authorities that have the effect of discouraging or limiting travel to and from certain jurisdictions;

•

the costs and administrative burdens associated with compliance with applicable laws and regulations, including, among others, franchising, lending, privacy, marketing and sales, licensing, labor, climate change, employment and regulations applicable under the Office of Foreign Asset Control and the Foreign Corrupt Practices Act;

•

other unpredictable external factors, such as acts of God, war, terrorist attacks, pandemics, epidemics, airline strikes, transportation and fuel price increases, natural disasters, and severe weather may reduce business and leisure travel or reduce the number of hotels open and operating within our system;

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

We will consider acquisitions of new brands that complement our current portfolio of brands as well as expansion of our brands in international markets. In many cases, we will be competing for these opportunities with third parties who may have substantially greater financial resources or different or lower acceptable financial metrics than we do. There can be no assurance that we will be able to identify acquisition candidates, acceptable new markets or complete transactions on commercially reasonable terms or at all. If transactions are consummated or new markets entered, there can be no assurance that any anticipated benefits will actually be realized. Similarly, there can be no assurance that we will be able to obtain additional financing for acquisitions or investments, or that the ability to obtain such financing will not be restricted by the terms of our debt agreements

We have recently developed and launched two additional hotel brands, Cambria Suites and Ascend Collection, and may develop and launch additional brands in the future. In addition, we plan to expand the distribution of existing brands in certain international markets. There can be no assurance regarding the level of acceptance of these brands in the development and consumer marketplaces, that costs incurred to develop the brands or expand in international markets (including advances for system services we provide), will be recovered or that the anticipated benefits from these new brands or markets will be realized.

We are subject to risks relating to acts of God, terrorist activity, epidemics and war.

Our financial and operating performance may be adversely affected by acts of God, such as natural disasters and/or pandemics, epidemics, terrorist activities and acts of war affecting locations where we have a high concentration of franchisees and areas of the world from which our franchisees draw a large number of guests. Some types of losses, such as from terrorism and acts of war may be either uninsurable or too expensive to justify insuring against. Should an uninsured loss or a loss in excess of insured limits occur, our results from operations and financial condition may be adversely affected.

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

We compete with other lodging companies for franchisees. As a result, the terms of new franchise agreements may not be as favorable as our current franchise agreements. This competition may reduce or change fee structures, or make greater use of financial incentives such as loans and guarantees to acquire franchisees. This may potentially cause us to respond by charging lower fees or increasing our use of financial incentives, which may impact our margins. New competition may emerge using different business models with a lesser reliance on franchise fees. In addition, an excess supply of hotel rooms or unfavorable borrowing conditions may discourage potential franchisees from expanding or constructing new hotels, thereby limiting a source of growth of the franchise fees received by us.

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

Our responsibilities under our franchise agreements may be subject to interpretation and may give rise to disagreements in some instances. Such disagreements may be more likely when hotel returns are depressed as a result of economic conditions. We seek to resolve any disagreements in order to develop and maintain positive relations with current and potential hotel owners; however, failure to resolve such disagreements could result in litigation with outcomes that may be adverse to our economic interests.

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

•

cost effective and timely construction of hotels (which construction can be delayed due to, among other reasons, availability of financing, labor and materials availability, labor disputes, local zoning and licensing matters, and weather conditions); and

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

•

we are currently planning to expand our international operations in many of the markets where we currently operate and in selected new markets. This may require considerable management time as well as start-up expenses for market development before any significant revenues and earnings are generated. Operations in new foreign markets may achieve low margins or may be unprofitable, and expansion in existing markets may be affected by local economic and market conditions. Therefore, as we expand internationally, we may not experience the operating margins we expect, our results of operations may be negatively impacted and our stock price may decline.

Contract terms for new hotel franchises may be less favorable.

The terms of the franchise agreements for new or conversion hotels are influenced by contract terms offered by our competitors at the time these agreements are entered into. Accordingly, we cannot be certain that contracts for new hotel franchises entered into or renewed in the future will be on terms that are as favorable as those under our existing agreements.

Instability in the credit markets may impact the ability of our franchisees to expand or construct new locations.

Our growth strategy relies on the ability of our franchisees to expand or open new franchises and to operate those franchises on a profitable basis. Delays or failures in opening new locations could materially and adversely affect our planned growth. Recently, the credit markets have experienced instability, resulting in declining real estate values, credit and liquidity concerns and increased loan default rates. Many lenders have subsequently reduced their willingness to make new loans and have tightened their credit requirements. Many of our franchisees depend on the availability of financing to refinance existing indebtedness, to expand and or renovate existing locations or construct and open new hotels. If our franchisees experience difficulty in obtaining adequate financing for these purposes, our growth strategy and franchise revenues may be adversely affected.

Development activities that involve our co-investment or financing and guaranty support for third parties may result in exposure to losses.

As a result of our program to make financial support available to developers in the form of loans, credit support, such as guarantees, and equity investments, we are subject to investment and credit risks that we would not otherwise be exposed to as a franchisor. In particular, when we make loans to franchisees, agree to provide loan guarantees for the benefit of franchisees, or make equity investments in franchisees, we are subject to all generally applicable credit and investment risks, such as (1) construction delays, cost overruns, or acts of God such as earthquakes, hurricanes, floods or fires that may increase overall project costs or result in project cancellations; (2) the possibility that the parties with which we have entered into a co-investment, financing or guaranty relations could become bankrupt or otherwise lack the financial resources to meet their obligations, or could have or develop business interests, policies or objectives that are inconsistent with ours; and (3) that the conditions within capital markets may limit the ability of franchisees to raise additional debt or equity that may be required for completion of projects. In addition to general credit and capital market risks, we face specific risks stemming from our ability to assess the existing and future financial strength of the franchisee and its principals, the development/construction abilities of the franchisee, the expected performance of the hotel in light of the forecasted general, regional and market-specific economic climate, and the ability to negotiate for, value, and if necessary collect security for our loans or obligations. Although we actively seek to minimize such risks before providing financial support, if we do not accurately assess these risks, our assumptions used to make these estimates prove inaccurate, or situations in the credit market or hospitality industry change in a manner we did not anticipate, our loans and investments may become impaired and/or we may be required to make payment under guarantees we have issued. In such instances, there is no assurance that we will be able to recover any or all of such impaired or paid amounts, in which case we will experience losses which could be material.

Development activities that involve our investment in real estate to stimulate the development of new brands may result in exposure to losses

The Company has recently begun a program to identify real estate for potential developers to acquire and be utilized for Cambria Suites development. The Company’s intent is to identify potential development sites so that developers may acquire the site and commence construction of a Cambria Suites. However, in certain circumstances, the Company has acquired the real estate prior to identifying a potential developer for the project. As a result, we are subject to the investment risk that we would not otherwise be exposed to as a franchisor. In particular, we face specific risks stemming from our (1) our ability to assess the fair market value of the real estate; (2) the location’s suitability for development as a Cambria Suites; (3) the availability of zoning or other local approvals needed for development; and (4) availability and pricing of capital. Although we actively seek to minimize these risks prior to acquiring real estate, there is no assurance that we will be able to recover the cost of our investment in which case we will experience losses which could be material.

Under certain circumstances our franchisees may terminate our franchise contracts.

We franchise hotels to third parties pursuant to franchise agreements. These agreements may be terminated, renegotiated or expire but typically have an initial term of either 10 or 20 years. These agreements also typically contain provisions permitting the franchisee to terminate their agreement after five, ten or fifteen years under certain circumstances and depending on the particular hotel brand that is licensed to the franchisee. While our franchise agreements provide for liquidated damages to be paid to us by franchisees whose agreements have been terminated as the result of a violation of the provisions of their agreement, these damage amounts are typically less than the fees we would have received if the terminated franchisee fulfilled its contractual obligations. In addition, there can be no assurance that we will be able to replace expired or terminated franchise agreements, or that the provisions of renegotiated or new agreements will be as favorable as the provisions that existed before such expiration, replacement or renegotiation.

Deterioration in the general financial condition of our franchisees may adversely affect our results.

Our operating results are impacted by the ability of our franchisees to generate revenues at properties they franchise from us. An extended period of occupancy or room rate declines may adversely affect the operating results and financial condition of our franchisees. These negative operating conditions could result in the financial failure of our owners and result in a termination of the franchisee for non-payment of franchise fees or require the transfer of ownership of the franchise. In those instances where ownership is transferred, there can be no assurance that the new owners will choose to affiliate with our brands.

The hotel industry is highly competitive. Competition for hotel guests is based primarily on the level of service, quality of accommodations, convenience of locations and room rates. Our franchisees compete for guests with other hotel properties in their geographic markets. Some of their competitors may have substantially greater marketing and financial resources than our franchisees, and they may construct new facilities or improve their existing facilities, reduce their prices or expand and improve their marketing programs in ways that adversely affect our franchisees operating results and financial condition. In addition, the ability of our franchisees to compete for guests directly impacts the desirability of our brands to current and prospective franchisees.

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

We may not be able to recover advances for system services that we provide to our franchisees.

The Company is obligated to use the system fees it collects from the current franchisees comprising its various hotel brands to provide system services, such as marketing and reservations services, appropriate to fulfill its obligations under the Company’s franchise agreements. In discharging its obligation to provide sufficient and appropriate system services, the Company has the right to expend funds in an amount reasonably necessary to ensure the provision of such services, regardless of whether or not such amount is currently available to the Company for reimbursement. As a result, expenditures for system services by the Company in excess of available system fees are recorded as a receivable in the Company’s financial statements.

Under the terms of its franchise agreements, the Company has the legally enforceable right to assess and collect from its current franchisees, fees sufficient to pay for the system services the Company has provided or procured for the benefit of its franchisees, including fees to reimburse the Company for past services rendered. The Company’s current franchisees are legally obligated to pay any assessment the Company imposes on them to obtain reimbursement of any systems services advances regardless of whether the franchisees continue to generate gross room revenue and whether or not they joined the system following the deficit’s occurrence. However, our ability to recover these receivables may be adversely impacted by certain factors, including, among others, declines in the ability of our franchisees to generate revenues at properties they franchise from us, lower than expected franchise system growth of certain brands and/or lower than expected international franchise system growth. An extended period of occupancy or room rate declines or a decline in the number of hotel rooms in our franchise system could result in the generation of insufficient funds to recover system services advances as well as meet the ongoing system service needs of our franchisees.

Our franchisees may fail to make investments necessary to maintain or improve their properties, preference for our brands and our reputation could suffer or our franchise agreements with those parties could terminate.

Our franchised properties are governed by the terms of franchise agreements. Substantially all of these agreements require property owners to comply with standards that are essential to maintaining our brand integrity and reputation. We depend on our franchisees to comply with these requirements by maintaining and improving properties through investments, including investments in furniture, fixtures, amenities and personnel.

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

Increasing use of alternative internet reservation channels may decrease loyalty to our brands and our existing distribution channels or otherwise adversely affect us.

A significant percentage of hotel rooms are booked through internet travel intermediaries. If such bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from our franchisees or us. Moreover, some of these internet travel intermediaries are attempting to commoditize hotel rooms, by increasing the importance of price and general indicators of quality at the expense of brand identification. These intermediaries hope that consumers will eventually develop brand loyalties to their reservations systems rather than to our lodging brands and our existing distribution channels. If this happens, our business and profitability may be significantly harmed. We have established agreements with many key third party websites to limit transaction fees for hotels but we currently do not have agreements with several large internet travel intermediaries. There can be no assurance that current margins or levels of utilization associated with either our online or contact center distribution channels will not decrease in the face of such competition. In addition, there can be no assurance that we will be able to renegotiate these agreements, upon their expiration, with terms as favorable as the provisions that existed before such expiration, replacement or renegotiation.

We are dependent upon our ability to manage our growth.

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

The lodging industry depends upon the use of sophisticated technology and systems including those utilized for reservations, property management, procurement, operation of our customer loyalty programs and our administrative systems. The operation of many of these systems is dependent upon third party data communication networks and software upgrades, maintenance and support. These technologies can be expected to require refinements and there is the risk that advanced new technologies will be introduced. There can be no assurance that as various systems and technologies become outdated or new technology is required we will be able to replace or introduce them as quickly as our competitors or within budgeted costs for such technology.

There can be no assurance that we will achieve the benefits that may have been anticipated from any new technology or system. Further, there can be no assurance that disruptions of the operation of these systems will not occur as a result of failures related to our internal or third party systems and support.

Our international operations are subject to political and monetary risks.

We have franchised properties open and operating in over 30 countries and territories outside of the United States. We also have investments in foreign hotel franchisors. International operations generally are subject to political and other risks that are not present in U.S. operations. In certain countries, these risks include the risk of war or civil unrest, expropriation and nationalization. In addition, the laws of some international jurisdictions do not adequately protect our intellectual property and restrict the repatriation of non-U.S. earnings. Various international jurisdictions also have laws limiting the right and ability of non-U.S. entities to pay dividends and remit earnings to affiliated companies unless specified conditions have been met. In addition, revenues from international jurisdictions typically are earned in local currencies, which subjects us to risks associated with currency fluctuations. Currency devaluations and unfavorable changes in international monetary and tax policies could have a material adverse effect on our profitability and financing plans, as could other changes in the international regulatory climate and international economic conditions. We intend to continue to expand internationally, which would make the risks related to our international operations more significant over time.

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

Our ability to make payments of principal of and interest on our indebtedness depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to, among other things:

•	seek additional financing in the debt or equity markets;

•	refinance or restructure all or a portion of our indebtedness;

•	reduce or delay planned capital expenditures;

•	reduce or delay planned operating expenditures; or

•	reduce or eliminate quarterly dividends.

While we currently maintain an investment grade credit rating by both of the major rating agencies, there can be no assurance we will be able to maintain this rating. In the event of a downgrade in our credit rating, we would likely incur higher borrowing costs.

Anti-takeover provisions may prevent a change in control.

Our restated certificate of incorporation, the staggered terms of our board of directors and the Delaware General Corporation Law each contain provisions that could have the effect of making it more difficult for a party to acquire, and may discourage a party from attempting to acquire control of our Company without approval of our board of directors. These provisions together with the concentration of our share ownership could discourage tender offers or other bids for our common stock at a premium over market price.

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

The determination of our worldwide provision for income taxes and other tax liabilities requires estimation and significant judgment and there are many transactions and calculations where the ultimate tax determination is uncertain. Like many other multinational corporations, we are subject to tax in multiple U.S. and foreign tax jurisdictions and have structured our operations to reduce our effective tax rate. Our determination of our tax liability is always subject to audit and review by applicable domestic and foreign tax authorities. Any adverse outcome of any such audit or review could have a negative effect on our business, operating results and financial condition, and the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

In addition, the economic downturn has reduced tax revenues for U.S. federal and state governments, and proposals to increase taxes from corporate entities are being considered at various levels of government. Among the options have been a range of proposals included in the tax and budget policies recommended to the U.S. Congress by the U.S. Department of the Treasury to modify the federal tax rules related to the imposition of U.S. federal corporate income taxes for companies operating in multiple U.S. and foreign tax jurisdictions. If such proposals are enacted into law, this could increase our effective tax rate.

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

Information technology systems that we may rely upon are vulnerable to damage or interruption from:

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

We rely on various systems to perform functions critical to our ability to operate, including our central reservation systems. Accordingly, an extended interruption in the ability of any system to function could significantly curtail, directly and indirectly, our ability to conduct our business and generate revenue.

The weakening of our trademarks and other intellectual property could impact our business.

We believe that our trademarks and other intellectual property are fundamental to our brands and our franchising business. We generate, maintain, license and enforce a substantial portfolio of trademarks and other intellectual property rights. We enforce our intellectual property rights to protect the value of our trademarks, our development activities, to protect our good name, to promote our brand name recognition, to enhance our competitiveness and to otherwise support our business goals and objectives. We rely on trademark laws to protect our proprietary rights. Monitoring the unauthorized use of our intellectual property is difficult. Litigation has been and may continue to be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation of this type could result in substantial costs and diversion of resources, may result in counterclaims or other claims against us and could significantly harm our results of operations. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. From time to time, we apply to have certain trademarks registered. There is no guarantee that such trademark registrations will be granted. We cannot assure you that all of the steps we have taken to protect our trademarks in the United States and foreign countries will be adequate to prevent imitation of our trademarks by others. The unauthorized reproduction of our trademarks could diminish the value of our brand and its market acceptance, competitive advantages or goodwill, which could adversely affect our business.

Failure to maintain the integrity of internal or customer data could result in faulty business decisions, damage of reputation and/or subject us to costs, fines or lawsuits.

Our business requires the collection and retention of large volumes of internal and customer data, including credit card numbers and other personally identifiable information of our employees and customers as such information is entered into, processed, summarized, and reported by the various information systems we use. The integrity and protection of that customer, employee, and company data is critical to us. Our customers have a high expectation that we will adequately protect their personal information, and the regulatory environment surrounding information security and privacy is increasingly demanding, both in the U.S. and in the international jurisdictions in which we operate. If the Company fails to maintain compliance with the various U.S. and international laws and regulations applicable to the protection of such data or with the Payment Card Industry (“PCI”) data security standards, the Company’s ability to process such data could be adversely impacted and expose the Company to fines, litigation or other expenses or sanctions.

Changes in privacy law could adversely affect our ability to market our products effectively.

We rely on a variety of direct marketing techniques, including telemarketing, email, marketing and postal mailings. Any future restrictions in laws such as Telemarketing Sales Rule, CANSPAM Act, and various U.S. state laws, or new federal laws regarding marketing and solicitation or international data protection laws that govern these activities could adversely affect the continuing effectiveness of telemarketing, email and postal mailing techniques and could force further changes in our marketing strategies. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could impact the amount and timing of our revenues. We also obtain access to potential customers from travel service providers and other companies with whom we have substantial relationships and market to some individuals on these lists directly or by including our marketing message in the other company’s marketing materials. If access to these lists was prohibited or otherwise restricted, our ability to develop new customers and introduce them to our products could be impaired.

We depend on the skill, ability and decisions of third party operators.

The Company utilizes third party operators to provide significant franchise services, such as providing general reservation call center services and inspecting its franchisees. The failure of any third-party operator to make decisions, perform their services, discharge their obligations, deal with regulatory agencies, and comply with laws, rules and regulations could result in material adverse consequences to our business.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

Our principal executive offices are located at 10750 Columbia Pike, Silver Spring, MD 20901. The offices are leased from a third party. We lease one office building and own a second office building in Phoenix, AZ, which houses our reservation and property systems’ information technology operations. The Company owns both of our reservation centers in Minot, ND and Grand Junction, CO. We also lease office space in Chevy Chase,

MD, Australia, England, Canada, Germany, Italy, France, India and Mexico. Management believes that the Company’s existing properties are sufficient to meet its present needs and does not anticipate any difficulty in securing additional or alternative space, as needed, on terms acceptable to the Company.

We own three MainStay Suites hotels located in Brentwood, TN, Pittsburgh, PA and Greenville, SC.

Item 3.    Legal Proceedings.

In December 2010, a class action lawsuit was filed against the Company in the United States District Court for the Central District of Florida by several current and former franchisees. The lawsuit relates to certain Company practices in connection with its Choice Privileges guest rewards program. The plaintiffs’ complaint alleges breach of contract, unjust enrichment and unfair and deceptive trade practices under Florida law.

Since the initial filing, the Company has filed a motion to dismiss the litigation in favor of arbitration, pursuant to the terms of the franchise agreements in place. The motion is currently pending before the court and the Company does not anticipate a ruling until early Spring. The Company believes that the allegations contained within the class action lawsuits are without merit and intends to vigorously defend the litigation.

The Company’s management does not expect that the outcome of any of its currently ongoing legal proceedings individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations or cash flow.

Item 4.    (Removed and Reserved).

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

QUARTERLY MARKET PRICE RANGE OF COMMON STOCK AND CASH DIVIDENDS DECLARED TBD

	Market Price Per Share		Cash Dividends Declared Per Share
Quarters Ended	High	Low
2009
March 31,	$33.00	$22.93	$0.185
June 30,	30.11	24.48	0.185
September 30,	32.11	24.16	0.185
December 31,	33.60	29.14	0.185
2010
March 31,	$35.62	$30.61	0.185
June 30,	39.74	30.12	0.185
September 30,	37.00	29.25	0.185
December 31,	39.84	35.64	0.185

The Company currently maintains the payment of a quarterly dividend on its common shares outstanding, however, the declaration of future dividends are subject to the discretion of the board of directors. We expect that regular quarterly cash dividends will continue to be paid at a comparable rate in the future, subject to future business performance, economic conditions and changes in the current income tax regulations.

As of February 18, 2011, there were 1,658 holders of record of the Company’s common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the year ended December 31, 2010.

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1),(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2010	57,866	$32.00	45,161	3,795,473
February 28, 2010	222,432	31.64	171,400	3,624,073
March 31, 2010	1,396	34.73	—	3,624,073
April 30, 2010	—	—	—	3,624,073
May 31, 2010	8,092	35.78	—	3,624,073
June 30, 2010	471	31.78	—	3,624,073
July 31, 2010	537	32.80	—	3,624,073
August 31, 2010	—	—	—	3,624,073
September 30, 2010	54,812	34.87	53,613	3,570,460
October 31, 2010	191	36.49	—	3,570,460
November 30, 2010	—	—	—	3,570,460
December 31, 2010	862	39.18	—	3,570,460

Total	346,659	$32.34	270,174	3,570,460

(1)

The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998 and has shares remaining under authorization. The program has no fixed dollar amount or expiration date.

(2)

During the year ended December 31, 2010, the Company redeemed 76,485 shares of common stock from employees to satisfy minimum tax-withholding requirements related to the vesting of restricted stock and performance vested restricted stock unit grants. These redemptions were not part of the board repurchase authorization.

STOCKHOLDER RETURN PERFORMANCE

The graph below matches the cumulative 5-year total return of holders of Choice Hotels International, Inc.’s common stock with the cumulative total returns of the NYSE Composite index and the S&P Hotels, Resorts & Cruise Lines index. The graph assumes that the value of the investment in the company’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2005 and tracks it through December 31, 2010.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Choice Hotels International, Inc., The NYSE Composite Index

and the S&P Hotels, Resorts & Cruise Lines Index

*	$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.
Fiscal	year ending December 31.

Copyright©	2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/05	6/06	12/06	6/07	12/07	6/08	12/08	6/09	12/09	6/10	12/10
Choice Hotels International, Inc.	100.00	145.97	102.00	96.49	81.72	65.88	76.20	68.41	82.35	79.48	101.69
NYSE Composite	100.00	106.64	120.47	131.67	131.15	118.18	79.67	83.07	102.20	93.14	115.87
S&P Hotels, Resorts & Cruise Lines	100.00	100.41	114.61	114.58	100.38	79.53	52.07	60.22	81.16	84.03	124.40

Item 6.    Selected Financial Data.

Company results (in millions, except per share data)

	As of and for the year ended December 31,
	2006	2007	2008	2009	2010
Total Revenues	$539.9	$615.5	$641.7	$564.2	$596.1
Net Income	112.8	111.3	100.2	98.3	107.4
Basic Earnings per Share	1.71	1.72	1.61	1.64	1.80
Diluted Earnings per Share	1.67	1.69	1.59	1.63	1.80
Total Assets	303.3	328.4	328.2	340.0	411.7
Long-Term Debt	172.5	272.4	284.4	277.7	251.6
Cash Dividends Declared Per Common Share	0.56	0.64	0.71	0.74	0.74

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

•

Net income in 2010 included termination benefits expense totaling $1.7 million resulting from the termination of certain employees. In addition, the Company’s income tax expense included an out of period adjustment of $3.3 million to our deferred tax assets, partially offset by an increase of $1.6 million related to the identification of prior period unrecognized tax positions. The Company believes that these adjustments are not material to its financial statements. In addition, the Company identified $1.6 million of additional federal income tax benefits. These items represented an increase in diluted EPS of $0.04.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand Choice Hotels International, Inc. and its subsidiaries (together the “Company”). MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and the accompanying notes.

Overview

We are a hotel franchisor with franchise agreements representing 6,142 hotels open and 621 hotels under construction, awaiting conversion or approved for development as of December 31, 2010, with 495,145 rooms and 50,787 rooms, respectively, in 49 states, the District of Columbia and over 35 countries and territories outside the United States. Our brand names include Comfort Inn, Comfort Suites, Quality, Clarion, Ascend Collection, Sleep Inn, Econo Lodge, Rodeway Inn, MainStay Suites, Suburban Extended Stay Hotel and Cambria Suites (collectively, the “Choice brands”).

The Company conducts its international franchise operations through a combination of direct franchising and master franchising relationships. Master franchising relationships allow the use of our brands by third parties in foreign countries. These relationships are governed by master franchising agreements which generally provide the master franchisee with the right to use our brands in a specific geographic region, usually for a fee. As a result of our use of master franchising relationships and international market conditions, total revenues from international franchising operations comprised 8% and 7% of our total revenues in 2010 and 2009, respectively while representing approximately 19% of our franchise system hotels open at both December 31, 2010 and 2009.

The Company previously had a 40% equity interest in Choice Hospitality (India) Ltd. (“CHN”) which it accounted for under the equity method of accounting. On January 8, 2010, the Company purchased the remaining 60% of CHN at which time it became a wholly-owned subsidiary. The pro forma results of operations as if CHN had been combined at the beginning of all period presented, would not be materially different from the Company’s reported results for those periods. This transaction enabled Choice to continue its strategy of more closely directing the growth of our international franchise operations

On January 31, 2008, the Company terminated the master franchise agreement with The Real Hotel Company PLC (“RHC”) related to RHC’s franchised hotels under the Choice brands in the United Kingdom. In conjunction with the termination of the master franchise agreement, the Company acquired RHC’s franchise contracts under the master franchise agreement and commenced direct franchising operations in the United Kingdom on this date. This transaction enabled Choice to continue its strategy of more closely directing the growth of our franchise operations throughout continental Europe and the United Kingdom.

Our Company generates revenues, income and cash flows primarily from initial, relicensing and continuing royalty fees attributable to our franchise agreements. Revenues are also generated from qualified vendor arrangements, hotel operations and other sources. The hotel industry is seasonal in nature. For most hotels, demand is lower in December through March than during the remainder of the year. Our principal source of revenues is franchise fees based on the gross room revenues of our franchised properties. The Company’s franchise fee revenues and operating income reflect the industry’s seasonality and historically have been lower in the first quarter than in the second, third or fourth quarters.

With a focus on hotel franchising instead of ownership, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our business provides opportunities to improve operating results by increasing the number of franchised hotel rooms and effective royalty rates of our franchise contracts resulting in increased initial and relicensing fee revenue; ongoing royalty fees and procurement services revenues. In addition, our operating results can also be improved through our company wide efforts related to improving property level performance. At December 31, 2010, the Company estimates, based on its current domestic portfolio of hotels under franchise, that a 1% change in revenue per available room (“RevPAR”) or rooms under franchise would increase or decrease royalty revenues by approximately $2.2 million and a 1 basis point change in the Company’s effective royalty rate would increase or decrease domestic royalties by approximately $0.5 million. In addition to these revenues, we also collect marketing and reservation system fees to support centralized marketing and reservation activities for the franchise system. As a lodging franchisor, Choice currently has relatively low capital expenditure requirements.

The principal factors that affect the Company’s results are: the number and relative mix of franchised hotel rooms in the various hotel lodging price categories; growth in the number of hotel rooms under franchise; occupancy and room rates achieved by the hotels under franchise; the effective royalty rate achieved; the level of franchise sales and relicensing activity; and our ability to manage costs. The number of rooms at franchised properties and occupancy and room rates at those properties significantly affect the Company’s results because our fees are based upon room revenues at franchised hotels. The key industry standard for measuring hotel-operating performance is RevPAR, which is calculated by multiplying the percentage of occupied rooms by the average daily room rate realized. Our variable overhead costs associated with franchise system growth of our established brands have historically been less than incremental royalty fees generated from new franchises. Accordingly, continued growth of our franchise business should enable us to realize benefits from the operating leverage in place and improve operating results.

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

Our Company articulates its mission as a commitment to our customers’ profitability by providing our customers with hotel franchises that strive to generate the highest return on investment of any hotel franchise. We have developed an operating system dedicated to our franchisees’ success that focuses on delivering guests to our franchised hotels and reducing costs for our hotel owners.

We believe that executing our strategic priorities creates value for our shareholders. Our Company focuses on two key value drivers:

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

Maximizing Financial Returns and Creating Value for Shareholders. Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. We believe our strong and predictable cash flows create a strong financial position that provides us a competitive advantage. Currently, our business does not require significant capital to operate and grow. Therefore, we can maintain a capital structure that generates high financial returns and use our excess cash flow to increase returns to our shareholders. Historically, we have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. During the year ended December 31, 2010, the Company purchased 0.3 million shares under the share repurchase program for a total cost of $8.7 million. Through December 31, 2010, we have repurchased 43.2 million shares (including 33.0 million prior to the two-for-one stock split affected in October 2005) of common stock at a total cost of $1.0 billion since the program’s inception. Considering the effect of the two-for-one stock split, the Company has repurchased 76.2 million shares at an average price of $13.35 per share. We currently believe that our cash flows from operations will support our ability to complete the repurchase of approximately 3.6 million shares remaining as of December 31, 2010 under the current stock repurchase authorization of the board of directors. Upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.

In 2010, we paid cash dividends totaling approximately $43.8 million and we presently expect to continue to pay dividends in the future, subject to business performance, economic conditions, changes in income tax regulations and other factors. Based on our present dividend rate and outstanding share count, aggregate annual dividends for 2011 would be approximately $43.8 million.

Our board of directors previously authorized us to enter into programs which permit us to offer investment, financing and guaranty support to qualified franchisees as well as acquire and resell real estate to incent franchise development for certain brands in top markets. Recent market conditions have resulted in an increase in opportunities to incentivize development under these programs. As a result, during the year ended December 31, 2010, the Company invested approximately $21.7 million pursuant to these programs, of which $5 million has subsequently been repaid.

Over the next several years, we expect to continue to deploy capital opportunistically pursuant to these programs to promote growth of our emerging brands. The amount and timing of the investment in these programs will be dependent on market and other conditions. Our current expectation is that our annual investment in these programs will range from $20 million to $40 million. Notwithstanding these programs, the Company expects to continue to return value to its shareholders through a combination of share repurchases and dividends, subject to business performance, economic conditions, changes in income tax regulations and other factors.

We believe these value drivers, when properly implemented, will enhance our profitability, maximize our financial returns and continue to generate value for our shareholders. The ultimate measure of our success will be reflected in the items below.

Results of Operation: Royalty fees, operating income, net income and diluted earnings per share (“EPS”) represent key measurements of these value drivers. In 2010, royalty fees revenue totaled approximately $230.1 million, a 6% increase from 2009. Operating income totaled $160.8 million for the year ended December 31, 2010, a 9% increase from 2009. Net income for the year ended December 31, 2010 increased $9.2 million to $107.4 million and diluted EPS were $1.80, compared to $1.63 for the year ended December 31, 2009. These measurements will continue to be a key management focus in 2011 and beyond.

Refer to MD&A heading “Operations Review” for additional analysis of our results.

Liquidity and Capital Resources: Historically, the Company has generated significant cash flows from operations. In 2010 and 2009, net cash provided by operating activities was $144.9 million and $112.2 million, respectively. Since our business does not currently require significant reinvestment of capital, we typically utilize cash in ways that management believes provide the greatest returns to our shareholders which include share repurchases and dividends. However, we may determine to utilize more cash for acquisitions and other investments in the future. We believe the Company’s cash flow from operations and available financing capacity is sufficient to meet the expected future operating, investing and financing needs of the business.

Refer to MD&A heading “Liquidity and Capital Resources” for additional analysis.

Inflation: Inflation has been moderate in recent years and has not had a significant impact on our business.

Operations Review

Comparison of 2010 and 2009 Operating Results

The Company recorded net income of $107.4 million for the year ended December 31, 2010, a $9.2 million or 9% increase from the year ended December 31, 2009. The increase in net income for the year ended December 31, 2010 is primarily attributable to a $12.7 million or 9% increase in operating income, an effective tax rate of 32.1% compared to a an effective rate of 34.8% in the prior year, partially offset by an increase in effective borrowing rates due to the issuance of fixed rate long-term debt and lower appreciation in the fair value of investments held in the Company’s non-qualified employee benefits plans compared to the prior year period.

	2010	2009
	(In thousands, except per share amounts)
REVENUES:
Royalty fees	$230,096	$217,984
Initial franchise and relicensing fees	9,295	12,916
Procurement services	17,207	17,598
Marketing and reservation	329,246	305,379
Hotel operations	4,031	4,140
Other	6,201	6,161

Total revenues	596,076	564,178

OPERATING EXPENSES:
Selling, general and administrative	94,540	99,237
Depreciation and amortization	8,342	8,336
Marketing and reservation	329,246	305,379
Hotel operations	3,186	3,153

Total operating expenses	435,314	416,105

Operating income	160,762	148,073

OTHER INCOME AND EXPENSES:
Interest expense	6,680	4,414
Interest and other investment income	(2,903)	(5,862)
Equity in net income of affiliates	(1,226)	(1,113)

Other income and expenses, net	2,551	(2,561)

Income before income taxes	158,211	150,634
Income taxes	50,770	52,384

Net income	$107,441	$98,250

Diluted earnings per share	$1.80	$1.63

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

Franchising Revenues: The Company utilizes franchising revenues which exclude marketing and reservation system revenues and hotel operations rather than total revenues when analyzing the performance of the business. Marketing and reservation activities are excluded from revenues since the Company is contractually required by its franchise agreements to use these fees collected for marketing and reservation activities; as such, no income or loss to the Company is generated. Cumulative marketing and reservation system fees not expended are recorded as a payable on the Company’s financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements. Cumulative marketing and reservation expenditures in excess of fees collected for marketing and reservation activities are recorded as a receivable on the Company’s financial statements. Hotel operations are excluded since they do not reflect the most accurate measure of the Company’s core franchising business. This non-GAAP measure is a commonly used measure of performance in our industry and facilitates comparisons between the Company and its competitors.

Calculation of Franchising Revenues

	Year Ended December 31,
	($ amounts in thousands)
	2010	2009
Total Revenues	$596,076	$564,178
Adjustments:
Marketing and reservation system revenues	(329,246)	(305,379)
Hotel operations	(4,031)	(4,140)

Franchising Revenues	$262,799	$254,659

Adjusted Net Income, Adjusted Diluted EPS, Adjusted SG&A and Adjusted Operating Income: We also use adjusted net income, adjusted diluted EPS, adjusted SG&A and adjusted operating income which exclude employee termination benefits for 2010 and 2009 as well as a curtailment loss related to freezing the benefits under the Company’s Supplemental Executive Retirement Plan (“SERP”) and a loss related to a sublease of office space and the impairment charges incurred related to the space’s leasehold improvements for 2009. The Company utilizes these non-GAAP measures to enable investors to perform meaningful comparisons of past, present and future operating results and as a means to emphasize the results of on-going operations.

Calculation of Adjusted Operating Income

	Year Ended December 31,
	($ amounts in thousands)
	2010	2009
Operating Income	$160,762	$148,073
Adjustments:
Employee termination benefits	1,730	4,604
Curtailment loss related to the freezing of benefits under the Company’s SERP	—	1,209
Loss on sublease of office space	—	1,503

Adjusted Operating Income	$162,492	$155,389

Calculation of Adjusted SG&A

	Year Ended December 31,
	($ amounts in thousands)
	2010	2009
SG&A	$94,540	$99,237
Adjustments:
Employee termination benefits	(1,730)	(4,604)
Curtailment loss related to the freezing of benefits under the Company’s SERP	—	(1,209)
Loss on sublease of office space	—	(1,503)

Adjusted SG&A	$92,810	$91,921

Calculation of Adjusted Net Income and Adjusted Diluted EPS

	Year Ended December 31,
	(In thousands, except per share amounts)
	2010	2009
Net Income	$107,441	$98,250
Adjustments:
Employee termination benefits	1,083	2,882
Curtailment loss related to the freezing of benefits under the Company’s SERP	—	757
Loss on sublease of office space	—	941

Adjusted Net Income	$108,524	$102,830

Weighted average shares outstanding-diluted	59,656	60,224

Diluted EPS	$1.80	$1.63
Adjustments:
Employee termination benefits	0.02	0.05
Curtailment loss related to the freezing of benefits under the Company’s SERP	—	0.01
Loss on sublease of office space	—	0.02

Adjusted Diluted EPS	$1.82	$1.71

The Company recorded adjusted net income of $108.5 million for the year ended December 31, 2010, a $5.7 million or 5.5% increase from $102.8 million for the year ended December 31, 2009. The increase in adjusted net income for the year ended December 31, 2010 is primarily attributable to a $7.1 million or 5% increase in adjusted operating income and a decline in the effective income tax rate from 34.8% to 32.1%. These items were partially offset by a $5.1 million decline in other income and expenses, net resulting from a lower appreciation in the fair value of investments held in the Company’s non-qualified employee benefit plans compared to the prior year and an increase in interest expense due to the issuance of $250 million of senior notes which carry a higher effective interest rate than the Company’s revolving credit facility. Adjusted operating income increased $7.1 million as the Company’s franchising revenues increased by $8.1 million or 3% partially offset by a $0.9 million increase in adjusted SG&A.

Franchising Revenues: Franchising revenues were $262.8 million for the year ended December 31, 2010 compared to $254.7 million for the year ended December 31, 2009. The $8.1 million or 3% increase in franchising revenues is primarily due to a $12.1 million or 6% increase in royalty revenues, offset by a $3.6 million decline in initial franchise and relicensing fees.

Domestic royalty fees for the year ended December 31, 2010 increased $9.3 million to $206.3 million from $197.0 million in 2009, an increase of 5%. The increase in royalties is attributable to a combination of factors including a 2.8% increase in RevPAR, a 1.3% increase in the number of domestic franchised hotel rooms and an increase in the effective royalty rate of the domestic hotel system from 4.25% to 4.29%. System-wide RevPAR increased due to a 190 basis point increase in occupancy, partially offset by a 1% decline in average daily rates.

A summary of the Company’s domestic franchised hotels operating information for the years ending December 31, 2010 and 2009 is as follows:

	2010*			2009*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR
Comfort Inn	$77.21	55.6%	$42.93	$77.10	54.1%	$41.74	0.1%	150 bps	2.9%
Comfort Suites	82.48	55.2%	45.53	84.79	53.3%	45.17	(2.7)%	190 bps	0.8%
Sleep	68.82	51.6%	35.52	69.64	51.5%	35.86	(1.2)%	10 bps	(0.9)%

Midscale without Food & Beverage	77.37	54.9%	42.47	77.89	53.5%	41.69	(0.7)%	140 bps	1.9%

Quality	66.81	48.1%	32.11	68.00	46.0%	31.31	(1.8)%	210 bps	2.6%
Clarion	75.15	43.7%	32.86	77.79	42.2%	32.86	(3.4)%	150 bps	0.0%

Midscale with Food & Beverage	68.53	47.1%	32.28	69.92	45.2%	31.63	(2.0)%	190 bps	2.1%

Econo Lodge	54.10	45.8%	24.80	54.66	43.5%	23.78	(1.0)%	230 bps	4.3%
Rodeway	51.07	45.8%	23.38	52.48	43.0%	22.54	(2.7)%	280 bps	3.7%

Economy	53.17	45.8%	24.36	54.02	43.3%	23.41	(1.6)%	250 bps	4.1%

MainStay	65.60	63.6%	41.71	70.55	57.9%	40.82	(7.0)%	570 bps	2.2%
Suburban	39.23	63.8%	25.03	41.51	56.3%	23.35	(5.5)%	750 bps	7.2%

Extended Stay	46.65	63.7%	29.74	49.81	56.7%	28.24	(6.3)%	700 bps	5.3%

Ascend Collection	112.50	57.6%	64.81	115.97	49.4%	57.24	(3.0)%	820 bps	13.2%

Total	$70.50	51.3%	$36.18	$71.24	49.4%	$35.18	(1.0)%	190 bps	2.8%

*	Operating statistics represent hotel operations from December through November and exclude Cambria Suites.

The number of domestic rooms on-line increased to 393,535 as of December 31, 2010 from 388,594 as of December 31, 2009, an increase of 1.3%. The total number of domestic hotels on-line grew 1.8% to 4,993 as of December 31, 2010 from 4,906 as of December 31, 2009.

A summary of the domestic hotels and available rooms at December 31, 2010 and 2009 by brand is as follows:

	December 31, 2010		December 31, 2009		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	%	Rooms	%
Comfort Inn	1,435	112,169	1,447	113,633	(12)	(0.8)%	(1,464)	(1.3)%
Comfort Suites	623	48,246	608	47,301	15	2.5%	945	2.0%
Sleep	398	28,957	392	28,599	6	1.5%	358	1.3%

Midscale without Food & Beverage	2,456	189,372	2,447	189,533	9	0.4%	(161)	(0.1)%

Quality	1,012	89,185	979	89,336	33	3.4%	(151)	(0.2)%
Clarion	192	28,711	172	24,636	20	11.6%	4,075	16.5%

Midscale with Food & Beverage	1,204	117,896	1,151	113,972	53	4.6%	3,924	3.4%

Econo Lodge	784	48,728	792	48,996	(8)	(1.0)%	(268)	(0.5)%
Rodeway	387	21,261	372	21,392	15	4.0%	(131)	(0.6)%

Economy	1,171	69,989	1,164	70,388	7	0.6%	(399)	(0.6)%

MainStay	37	2,868	37	2,866	—	0.0%	2	0.1%
Suburban	64	7,685	61	7,416	3	4.9%	269	3.6%

Extended Stay	101	10,553	98	10,282	3	3.1%	271	2.6%

Ascend Collection	38	3,025	28	2,346	10	35.7%	679	28.9%
Cambria Suites	23	2,700	18	2,073	5	27.8%	627	30.2%

Total Domestic Franchises	4,993	393,535	4,906	388,594	87	1.8%	4,941	1.3%

International available rooms increased 2.8% to 101,610 as of December 31, 2010 from 98,816 as of December 31, 2009. The total number of international hotels on-line increased 3.0% from 1,115 as of December 31, 2009 to 1,149 as of December 31, 2010.

As of December 31, 2010, the Company had 516 franchised hotels with 41,682 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 727 hotels and 57,140 rooms at December 31, 2009. The number of new construction franchised hotels in the Company’s domestic pipeline declined 29% to 380 at December 31, 2010 from 533 at December 31, 2009. The number of conversion franchised hotels in the Company’s domestic pipeline declined by 58 or 30% from December 31, 2009 to 136 hotels at December 31, 2010. The domestic system hotels under construction, awaiting conversion or approved for development declined 29% from the prior year primarily due to the opening of 327 franchised units during the year ended December 31, 2010 coupled with a 3% decline in the execution of new franchise agreements due to the difficult credit environment. The Company had an additional 105 franchised hotels with 9,105 rooms under construction, awaiting conversion or approved for development in its international system as of December 31, 2010 compared to 116 hotels and 9,445 rooms at December 31, 2009. While the Company’s hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.

A summary of the domestic franchised hotels under construction, awaiting conversion or approved for development at December 31, 2010 and 2009 by brand is as follows:

	December 31, 2010			December 31, 2009			Variance
	Conversion	New Construction	Total	Conversion	New Construction	Total	Conversion		New Construction		Total
							Units	%	Units	%	Units	%
Comfort Inn	30	62	92	43	91	134	(13)	(30)%	(29)	(32)%	(42)	(31)%
Comfort Suites	1	122	123	—	181	181	1	NM	(59)	(33)%	(58)	(32)%
Sleep	—	75	75	1	122	123	(1)	(100)%	(47)	(39)%	(48)	(39)%

Midscale without Food & Beverage	31	259	290	44	394	438	(13)	(30)%	(135)	(34)%	(148)	(34)%

Quality	33	8	41	48	15	63	(15)	(31)%	(7)	(47)%	(22)	(35)%
Clarion	18	2	20	19	6	25	(1)	(5)%	(4)	(67)%	(5)	(20)%

Midscale with Food & Beverage	51	10	61	67	21	88	(16)	(24)%	(11)	(52)%	(27)	(31)%

Econo Lodge	35	2	37	43	4	47	(8)	(19)%	(2)	(50)%	(10)	(21)%
Rodeway	12	2	14	36	2	38	(24)	(67)%	—	0%	(24)	(63)%

Economy	47	4	51	79	6	85	(32)	(41)%	(2)	(33)%	(34)	(40)%

MainStay	1	42	43	—	37	37	1	NM	5	14%	6	16%
Suburban	—	27	27	2	30	32	(2)	(100)%	(3)	(10)%	(5)	(16)%

Extended Stay	1	69	70	2	67	69	(1)	(50%)	2	3%	1	1%

Ascend Collection	6	4	10	2	4	6	4	200%	—	0%	4	67%
Cambria Suites	—	34	34	—	41	41	—	NM	(7)	(17)%	(7)	(17)%

	136	380	516	194	533	727	(58)	(30)%	(153)	(29)%	(211)	(29)%

There were 87 net domestic franchise additions during the year ended December 31, 2010 compared to 190 net domestic franchise additions during the year ended December 31, 2009. Gross domestic franchise additions decreased from 442 for the year ended December 31, 2009 to 327 for the same period in 2010. New construction hotels represented 78 of the gross domestic additions during year ended December 31, 2010 compared to 144 hotels in the same period of the prior year. Gross domestic additions for conversion hotels during the year ended December 31, 2010 declined by 49 from 298 hotels during the year ended December 31, 2009 to 249 hotels. The decline in hotel openings is primarily due to a 47% decline in new executed franchise agreements in 2009 followed by a 3% decline in the current year as the lack of new hotel construction financing, a decline in the real estate market for hotel transactions and retention efforts implemented by other hotel brand companies have negatively impacted the Company’s pipeline of new franchises. The Company expects the number of new franchise additions that will open during 2011 to decline from 327 in 2010 to approximately 285 hotels. This decline is expected to be driven by new construction units which are projected to decline from 78 hotels in 2010 to 28 hotels in 2011 due to the impact the tight credit markets have had on new construction franchise agreements executed in 2009 and 2010.

Net domestic franchise terminations declined by 12 units to 240 for the year ended December 31, 2010 from 252 for the same period of the prior year. The Company has continued to execute its strategy to replace franchised hotels that do not meet our brand standards or are underperforming in their market. As the competition gets stronger and more focused on limited service franchising, the Company will continue to focus on improving its system of hotels and utilizing the domestic hotels under construction, awaiting conversion or approved for development as a strong platform for continued system growth.

International royalties increased $2.8 million or 13% from $21.0 million in the year ended December 31, 2009 to $23.8 million for the same period in 2010 primarily due to foreign currency fluctuations, 3% increase in rooms open and operating, improved international RevPAR performance and the acquisition of CHN.

During 2010, the Company received 657 applications for new franchise agreements (not including relicensing of existing agreements) compared to 738 in 2009. These applications resulted in 357 new domestic franchise agreements executed during 2010 representing 30,305 rooms compared to 369 agreements representing 30,156 rooms executed in the same period in 2009. An application received does not always result in an executed franchise agreement during the year received or at all due to various factors, such as financing and agreement on all contractual terms. During 2010, 59 of the executed agreements were for new construction hotel franchises, representing 4,679 rooms, compared to 56 contracts, representing 4,197 rooms for 2009. Conversion hotel franchise executed contracts totaled 298 representing 25,626 rooms for the year ended December 31, 2010 compared to 313 agreements representing 25,959 rooms for the year ended December 31, 2009. Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise agreements decreased 26% to $6.2 million for 2010 from $8.4 million for 2009. The decline in revenues primarily reflects a 3% decline in the number of executed agreements compared to the prior year as well as an increase in deferred initial fee revenue due to an increase the number of franchise agreements executed containing developer incentives compared to the prior year.

The Company expects the number of franchise applications received and therefore the number of executed franchise agreements to increase as the availability of hotel financing improves. Based on the current credit market conditions, we believe that a greater percentage of new contracts will result from conversion hotel agreements. However, the length and breadth of the current disruption of the credit markets could result in the number of both conversion and new construction hotel contracts executed to remain below the levels experienced prior to the most current recession.

A summary of executed domestic franchise agreements by brand for 2010 and 2009 is as follows:

	2010			2009			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	7	32	39	9	39	48	(22)%	(18)%	(19)%
Comfort Suites	21	2	23	16	1	17	31%	100%	35%
Sleep	9	1	10	12	2	14	(25)%	(50)%	(29)%

Midscale without Food & Beverage	37	35	72	37	42	79	0%	(17)%	(9)%

Quality	1	104	105	4	111	115	(75)%	(6)%	(9)%
Clarion	—	37	37	1	31	32	(100)%	19%	16%

Midscale with Food & Beverage	1	141	142	5	142	147	(80)%	(1)%	(3)%

Econo Lodge	—	67	67	—	68	68	NM	(1)%	(1)%
Rodeway	1	39	40	1	48	49	0%	(19)%	(18)%

Economy	1	106	107	1	116	117	0%	(9)%	(9)%

MainStay	8	2	10	5	2	7	60%	0%	43%
Suburban	5	1	6	3	2	5	67%	(50)%	20%

Extended Stay	13	3	16	8	4	12	63%	(25)%	33%

Ascend Collection	1	13	14	3	9	12	(67)%	44%	17%
Cambria Suites	6	—	6	2	—	2	200%	NM	200%

Total Domestic System	59	298	357	56	313	369	5%	(5)%	(3)%

Relicensing fees include fees charged to the new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system as well as fees required to renew expiring franchise contracts. Relicensing contracts declined 13% from 119 during 2009 to 103 for the year ended December 31, 2010. Renewals of expired contracts decreased from 21 for the year ended December 31, 2009 to 7 during the current year. As a result of the decline in contracts and the mix of brands relicensing, revenues declined 31% from $4.5 million in 2009 to $3.1 million for 2010. The Company’s relicensing activity in 2011 and beyond is dependent on the availability and cost of capital as well as the presence of an active real estate market for hotel transactions.

Procurement services revenue declined by $0.4 million or 2% from $17.6 million in 2009 to $17.2 million in 2010 primarily due to a reduced volume of franchisee purchases from the qualified vendors that participate in our purchasing programs.

Selling, General and Administrative Expenses: The cost to operate the franchising business is reflected in SG&A expenses on the consolidated statements of income. SG&A expenses were $94.5 million for 2010, a decrease of $4.7 million from the 2009 total of $99.2 million. Adjusted SG&A costs, which exclude certain items described above, for full year 2010 totaled $92.8 million which represented a 1% increase from the adjusted SG&A of $91.9 million reported for the same period of the prior year.

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

Total marketing and reservation system revenues were $329.2 million and $305.4 million for 2010 and 2009, respectively. Depreciation and amortization attributable to marketing and reservation activities was $12.4 million and $10.3 million for the years ended December 31, 2010 and 2009, respectively. Interest expense attributable to reservation activities was $1.1 million and $0.3 million for 2010 and 2009, respectively. Marketing and reservation activities provided $4.7 million in cash flow for the year ended December 31, 2010 compared to utilizing $12.2 million in cash flows in the prior year. As of December 31, 2010 and 2009, the Company’s balance sheet includes a receivable of $42.5 million and $33.9 million, respectively resulting from cumulative marketing and reservation expenses incurred in excess of cumulative system fee revenues earned. These receivables are recorded as an asset in the financial statements as the Company has the contractual authority to require that the franchisees in the system at any given point repay the Company for any deficits related to marketing and reservations activities. The Company’s current franchisees are legally obligated to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue and whether or not they joined the system following the deficit’s occurrence. The Company has no present intention to accelerate repayment of the deficit from current franchisees. Our ability to recover these receivables may be adversely impacted by certain factors, including, among others, declines in the ability of our franchisees to generate revenues at properties they franchise from us, lower than expected franchise system growth of certain brands and/or lower than expected international franchise system growth. An extended period of occupancy or room rate declines or a decline in the number of hotel rooms in our franchise system could result in the generation of insufficient funds to recover marketing and reservation advances as well as meet the ongoing marketing and reservation needs of the overall system.

Other Income and Expenses, Net: Other income and expenses, net, decreased $5.2 million to an expense of $2.6 million in 2010 from income of $2.6 million in 2009 primarily due to the following items:

Interest expense increased $2.3 million from the prior year to $6.7 million in 2010 due to the issuance of the Company’s $250 million senior notes with an effective rate of 6.19% on August 25, 2010. The proceeds were utilized to repay outstanding borrowings under the Company’s revolving line of credit which had an effective interest rate of approximately 0.9%.

Interest and other investment income decreased $3.0 million primarily due to fluctuations in the fair value of investments held in the Company’s non-qualified employee benefit plans. As discussed in the accompanying critical accounting policies, the Company sponsors two non-qualified retirement and savings plans: the Non-Qualified Plan and the EDCP plan. The fair value of the Non-Qualified Plan investments increased $0.7 million during 2010 compared to a $1.9 million appreciation in fair value in 2009. The fair value of the Company’s investments held in the EDCP plan increased $1.4 million during 2010 compared to an increase in fair value of $3.7 million during the same period of the prior year.

The Company accounts for the Non-Qualified Plan in accordance with accounting for deferred compensation arrangements when investments are held in a rabbi trust and invested. As a result, the Company also recognizes compensation expense in SG&A related to changes in the fair value of investments held in the Non-Qualified Plan, excluding investments in the Company’s stock. Therefore, during 2010, the Company’s SG&A expense was increased by $0.8 million due to the increase in the fair value of these investments. During 2009, the Company recognized additional SG&A expense totaling $1.9 million due to the appreciation in the fair value of these investments.

Income Taxes: The effective income tax rates were 32.1% and 34.8% for the year ended December 31, 2010 and 2009, respectively. The effective income tax rate for the year ended December 31, 2010 differed from the federal statutory rate of 35% due, in part to a $3.3 million out of period adjustment to our deferred tax assets, partially offset by an increase of $1.6 million of prior period unrecognized tax positions. The Company believes that these adjustments are not material to its financial statements for the year ended December 31, 2010 or prior annual periods. Also in 2010, we identified $1.6 million of additional federal income tax benefits. The 2010 rate was also impacted by state income taxes, partially offset by the effect of foreign operations. In 2009, the effective income tax rate differed from the federal statutory rate of 35% due to the effect of foreign operations, partially offset by state income taxes and the resolution of certain income tax contingencies.

Net Income: Net income for 2010 increased by 9% to $107.4 million. Adjusted net income, as adjusted for certain items described above, increased $5.7 million or 6% to $108.5 million for the year ended December 31, 2010 from $102.8 million for the same period of the prior year.

Diluted EPS: Diluted EPS increased 10% to $1.80 for 2010 from $1.63 reported for 2009. Adjusted diluted EPS, which excludes certain items described above, increased $0.11 or 6% from $1.71 for the year ended December 31, 2009 to $1.82 for the current year.

Comparison of 2009 and 2008 Operating Results

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

The Company utilizes certain measures such as adjusted net income, adjusted diluted EPS, adjusted SG&A, adjusted operating income and franchising revenues which do not conform to GAAP when analyzing and discussing its results with the investment community. This information should not be considered as an alternative to any measure of performance as promulgated under GAAP, such as net income, diluted EPS, SG&A, operating income and total revenues. The Company’s calculation of these measurements may be different from the calculations used by other companies and therefore comparability may be limited. We have included a reconciliation of these measures to the comparable GAAP measurement below as well as our reason’s for reporting these non-GAAP measures.

Franchising Revenues: The Company utilizes franchising revenues which exclude marketing and reservation system revenues and hotel operations rather than total revenues when analyzing the performance of the business. Marketing and reservation activities are excluded from revenues since the Company is contractually required by its franchise agreements to use these fees collected for marketing and reservation activities; as such, no income or loss to the Company is generated. Cumulative marketing and reservation system fees not expended are recorded as a payable on the Company’s financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements. Cumulative marketing and reservation expenditures in excess of fees collected for marketing and reservation activities are recorded as a receivable on the Company’s financial statements. Hotel operations are excluded since they do not reflect the most accurate measure of the Company’s core franchising business. This non-GAAP measure is a commonly used measure of performance in our industry and facilitates comparisons between the Company and its competitors.

Calculation of Franchising Revenues

	Year Ended December 31,
	($ amounts in thousands)
	2009	2008
Total Revenues	$564,178	$641,680
Adjustments:
Marketing and reservation system revenues	(305,379)	(336,477)
Hotel operations	(4,140)	(4,936)

Franchising Revenues	$254,659	$300,267

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
	($ amounts in thousands)
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
	($ amounts in thousands)
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

As of December 31, 2009, the Company had 727 franchised hotels with 57,140 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 987 hotels and 78,915 rooms at December 31, 2008. The number of new construction franchised hotels in the Company’s domestic pipeline declined 26% to 533 at December 31, 2009 from 723 at December 31, 2008. The number of conversion franchised hotels in the Company’s domestic pipeline declined by 70 or 27% from December 31, 2008 to 194 hotels at December 31, 2009. The domestic system hotels under construction, awaiting conversion or approved for development declined 26% from the prior year primarily due to the opening of 442 franchised units during the year ended December 31, 2009 coupled with a 47% decline in the execution of new franchise agreements during the year ended December 31, 2009. The Company had an additional 116 franchised hotels with 9,445 rooms under construction, awaiting conversion or approved for development in its international system as of December 31, 2009 compared to 121 hotels and 10,190 rooms at December 31, 2008. While the Company’s hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.

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

Net domestic franchise terminations increased by 26 units to 252 for the year ended December 31, 2009 from 226 for the same period of the prior year primarily due to an increase in terminations related to the removal of hotels that do not meet our brand standards as well as an increase in terminations related to the non-payment of franchise fees.

International royalties declined $4.6 million or 18% from $25.6 million in the year ended December 31, 2008 to $21.0 million for the same period in 2009 primarily due to foreign currency fluctuations and lower international RevPAR resulting from the global economic recession.

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

Total marketing and reservation system revenues were $305.4 million and $336.5 million for 2009 and 2008, respectively. Depreciation and amortization attributable to marketing and reservation activities was $10.3 million and $8.8 million for the years ended December 31, 2009 and 2008, respectively. Interest expense attributable to reservation activities was $0.3 million and $0.2 million for 2009 and 2008, respectively. Marketing and reservation activities utilized $12.2 million and $7.6 million in cash flows for the years ended December 31, 2009 and 2008. As of December 31, 2009 and 2008, the Company’s balance sheet includes a receivable of $19.2 million and $13.5 million, respectively resulting from cumulative marketing expenses incurred in excess of cumulative marketing fee revenues earned. As of December 31, 2009, the Company’s balance sheet includes a receivable from cumulative reservation expenses incurred in excess of cumulative reservation fees earned totaled $14.7 million. These receivables are recorded as an asset in the financial statements as the Company has the contractual authority to require that the franchisees in the system at any given point repay the Company for any deficits related to marketing and reservations activities. The Company’s current franchisees are legally obligated to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue and whether or not they joined the system following the deficit’s occurrence. The Company has no present intention to accelerate repayment of the deficit from current franchisees. Our ability to recover these receivables may be adversely impacted by certain factors, including, among others, declines in the ability of our franchisees to generate revenues at properties they franchise from us, lower than expected franchise system growth of certain brands and/or lower than expected international franchise system growth. An extended period of occupancy or room rate declines or a decline in the number of hotel rooms in our franchise system could result in the generation of insufficient funds to recover marketing and reservation advances as well as meet the ongoing marketing and reservation needs of the overall system.

As of December 31, 2008, cumulative reservation fees collected exceeded expenses by $2.2 million and the excess has been reflected as a long-term liability in the accompanying consolidated balance sheets. Cumulative marketing and reservation system fees not expended are recorded as a payable in the financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements.

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

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities increased $32.7 million to $144.9 million for the year ended December 31, 2010 from $112.2 million for the same period of 2009. The increase in cash flows from operating activities primarily reflects lower net advances for marketing and reservations activities and increases in deferred revenue related to the Company’s loyalty programs. These items were partially offset by purchases of real estate with the intent to resell to third parties as part of its program to incent franchise development in top markets for certain brands totaling approximately $11.1 million.

Net cash provided by marketing and reservation activities totaled $4.7 million for the year ended December 31, 2010 compared to advances totaling $12.2 million during the year ended December 31, 2009. Marketing and reservation activities were a source of cash during 2010 as opposed to utilizing cash in the prior year primarily due to the improving revenue environment. Based on the current economic conditions, the Company expects marketing and reservation activities to be a net use of cash ranging between $2 million and $6 million in 2011.

Investing Activities

Cash utilized in investing activities totaled $32.2 million, $3.3 million and $20.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. The increase in cash utilized for investing activities from 2009 to 2010 was primarily due to an increase in capital expenditures, an increase in financing provided to franchisees and lower activity related to the Company’s employee benefit plan investments. During the years ended 2010, 2009 and 2008, capital expenditures totaled $24.4 million, $11.1 million and $12.6 million, respectively. Capital expenditures for 2010 primarily included upgrades of system-wide properties and yield management systems, improvements related to newly leased office space and information systems infrastructure and the purchase of computer software and equipment.

The Company occasionally provides financing to franchisees for property improvements, hotel development efforts and other purposes. During 2010, 2009 and 2008, the Company advanced $11.8 million, $2.0 million and $7.4 million and collected $5.1 million, $0.3 million and $0.4 million, respectively, related to this activity. At December 31, 2010, the Company had commitments to extend an additional $6.4 million for these purposes provided certain conditions are met by its franchisees, of which $3.0 million is expected to be advanced in the next twelve months.

Financing Activities

Financing cash flows relate primarily to the Company’s borrowings, treasury stock purchases and dividends.

Debt

On June 16, 2006, the Company entered into a $350 million senior unsecured revolving credit agreement (the “Revolver”), with a syndicate of lenders. The Revolver allows the Company to borrow, repay and reborrow revolving loans up to $350 million (which includes swing-line loans for up to $20 million and standby letters of credit of up to $30 million) until the scheduled maturity date of June 16, 2011. The Company has the ability to request an increase in available borrowings under the Revolver by an additional amount of up to $150 million by obtaining the agreement of the existing lenders to increase their lending commitments or by adding additional lenders. The rate of interest generally applicable for revolving loans under the Revolver is, at the Company’s option, equal to either (i) the greater of the prime rate or the federal funds effective rate plus 50 basis points, or (ii) an adjusted LIBOR rate plus a margin between 22 and 70 basis points based on the Company’s credit rating. The Revolver requires the Company to pay a quarterly facility fee, based upon the credit rating of the Company, at a rate between 8 and 17  1/2 basis points, on the full amount of the commitment (regardless of usage). The Revolver also requires the payment of a quarterly usage fee, based upon the credit rating of the Company, at a rate between 10 and 12 1/2 basis points, on the amount outstanding under the commitment, excluding swing-line loans, at all times when the amount borrowed under the Revolver exceeds 50% of the total commitment. At December 31, 2010, the Company had $0.2 million of revolving loans outstanding pursuant to the Revolver.

The Revolver includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage. The Revolver also restricts the Company’s ability to make certain investments, incur certain debt, and dispose of assets, among other restrictions. The maximum leverage ratio requires the Company to maintain a consolidated indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio, as defined in the Revolver, of less than 3.25x. At December 31, 2010, the Company maintained a ratio of approximately 1.5x. Furthermore, the Revolver requires the Company to maintain a consolidated EBITDA to interest expense ratio of at least 3.75x. At December 31, 2010, the Company maintained a ratio of approximately 23.0x. At December 31, 2010, the Company was in compliance with all covenants under the Revolver.

The proceeds of the Revolver are used for general corporate purposes, including working capital, debt repayment, stock repurchases, dividends and investments.

On February 24, 2011, the Company refinanced its existing $350 million senior unsecured revolving credit facility by entering into a new senior unsecured revolving credit agreement (“New Revolver”), with Wells Fargo Bank, National Association, as administrative agent and a syndicate of lenders. The New Revolver provides for a $300 million unsecured revolving credit facility with a final maturity date in February 2016. Up to $30 million of borrowings under the New Revolver may be used for letters of credit and up to $20 million of borrowings under the New Revolver may be used for swing-line loans.

The New Revolver is unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Company’s subsidiaries that currently guaranty the obligations under the Company’s Indenture governing the terms of its 5.70% senior notes due 2020.

The Company may at any time prior to the final maturity date increase the amount of the New Revolver by up to an additional $150 million to the extent that any one or more lenders commit to being a lender for the additional amount and certain other customary conditions are met.

The Company may elect to have borrowings under the New Revolver bear interest at (i) a base rate plus a margin ranging from 5 to 80 basis points based on the Company’s credit rating or (ii) LIBOR plus a margin ranging from 105 to 180 basis points based on the Company’s credit rating. In addition, the New Revolver requires the Company to pay a quarterly facility fee on the full amount of the commitments under the New Revolver (regardless of usage) ranging from 20 to 45 basis points based upon the credit rating of the Company.

The New Revolver requires that the Company and its restricted subsidiaries comply with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments and effecting mergers and/or asset sales. In addition, the New Revolver imposes financial maintenance covenants requiring the Company to maintain a total leverage ratio of not more than 3.5 to 1.0 and an interest coverage ratio of at least 3.5 to 1.0.

The New Revolver includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the New Revolver to be immediately due and payable.

The proceeds of the New Revolver are used for general corporate purposes, including working capital, debt repayment, stock repurchases, dividends, investments and other permitted uses.

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

In July 2010, the Company entered into an interest rate swap agreement to protect itself from an increase in the market interest rate on $250 million of 10-year, fixed rate debt with the coupon to be set at market interest rates. The interest rate swap agreement was designated as a cash flow hedge under the guidance for derivatives and hedging. In August 2010, upon issuance of the related fixed-rate debt, the Company terminated and settled the interest rate swap agreement for a cash payment of $8.7 million. The Company recorded the effective portion of this deferred loss as a component of accumulated other comprehensive income (loss). The ineffective portion was calculated at less than $0.1 million and was recognized immediately as a component of earnings under interest expense in the Company’s consolidated statements of income during the year ended December 31, 2010. The effective portion of the deferred loss is being amortized over the term of the related debt as interest expense in the Company’s consolidated statements of income.

As a result of the issuance of the Senior Notes, the Company’s borrowing costs have increased as the Company’s Revolver carries an interest rate of LIBOR plus approximately 50 basis points which has been lower than the effective rate of the Senior Notes.

Dividends

The Company currently maintains the payment of a quarterly dividend on its common shares outstanding, however, the declaration of future dividends are subject to the discretion of our board of directors. During the year ended December 31, 2010, the Company declared and paid cash dividends at a quarterly rate of $0.185 per share totaling approximately $43.8 million. The Company’s quarterly dividend rate remained unchanged from the year ended December 31, 2009. We expect that cash dividends will continue to be paid in the future, subject to future business performance, economic conditions and changes in tax regulations. Based on our present dividend rate and outstanding share count, aggregate annual dividends for 2011 would be approximately $43.8 million.

Share Repurchases

During the year ended December 31 2010, the Company repurchased 0.3 million shares of its common stock under the share repurchase program at the total cost of $8.7 million for an average price of $32.36 per share. Since the program’s inception through December 31, 2010, we repurchased 43.2 million shares (including 33.0 million prior to the two-for-one stock split affected in October 2005) of common stock at a total cost of $1.0 billion. Considering the effect of the two-for-one stock split, the Company repurchased 76.2 million shares at an average price of $13.35 per share through December 31, 2010. At December 31, 2010, the Company had approximately 3.6 million shares remaining under the current stock repurchase authorization. Upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.

Other items

Our Board previously authorized us to enter into programs which permit us to offer financing, investment and guaranty support to qualified franchisees as well as to acquire and resell real estate to incent franchise development for certain brands in top markets. Recent market conditions have resulted in an increase in opportunities to incentivize development under these programs. As a result, the Company has invested approximately $21.7 million during the year ended December 31, 2010 pursuant to these programs of which $5 million has been repaid to the Company.

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

Approximately $67.7 million of the Company’s cash and cash equivalents at December 31, 2010 pertain to undistributed earnings of the Company’s consolidated foreign subsidiaries. Since the Company’s intent is for such earnings to be reinvested by the foreign subsidiaries, the Company has not provided additional United States income taxes on these amounts. While the Company has no intention to utilize these cash and cash equivalents in its domestic operations, any change to this policy would result in the Company incurring additional United States income taxes on any amounts utilized domestically.

During 2010, the Company recorded one-time employee termination charges totaling $3.3 million in SG&A and marketing and reservation expenses. These charges related to salary and benefits continuation payments for employees separating from service with the Company. At December 31, 2010, the Company had approximately $2.1 million of these salary and benefits continuation payments remaining to be remitted. In addition, the Company has approximately $1.9 million of benefits remaining to be paid on termination benefits incurred during prior years. The Company expects to remit $3.3 million of the remaining $4.0 million of benefits payable during the next twelve months. In addition, the Company expects to satisfy approximately $2.6 million of deferred compensation and retirement plan obligations during the next twelve months

The following table summarizes our contractual obligations as of December 31, 2010:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term debt(1)	$392.7	$14.4	$28.5	$28.5	$321.3
Capital lease obligations(2)	4.0	0.6	1.6	1.6	0.2
Operating lease obligations	38.4	7.2	13.0	6.0	12.2
Purchase obligations(3)	10.3	6.7	3.0	0.3	0.3
Other long-term liabilities(4)	44.9	—	14.0	9.1	21.8

Total contractual cash obligations	$490.3	$28.9	$60.1	$45.5	$355.8

(1)	Long-term debt amounts include interest on fixed rate debt obligations.
(2)	Capital lease obligations include interest and related maintenance agreements on the equipment.
(3)	Purchase obligations also include commitments to provide financing under various Company programs. Subsequent to year end, $3.5 million of these purchase obligations expired.
(4)

The total amount of unrecognized tax benefits and the related interest and penalties totaled $8.1 million at December 31, 2010 and is not reflected in the Contractual Obligations table. We have several open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change over the next year. While it is possible that one or more of these open positions may be resolved in the next year, it is not anticipated that a significant impact to the unrecognized tax benefit balance will occur.

The Company believes that cash flows from operations and available financing capacity are adequate to meet the expected future operating, investing and financing needs of the business.

Off Balance Sheet Arrangements

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

Marketing and reservation system fees not expended in the current year are carried over to the next fiscal year and expended in accordance with the franchise agreements. Shortfall amounts are similarly recovered in subsequent years. Cumulative excess or shortfall amounts from the operation of these programs are recorded as a marketing and reservation system fee payable or receivable. Under the terms of the franchise agreements, the Company may advance capital as necessary for marketing and reservation activities and recover such advances through future fees. Our current assessment is that the credit risk associated with the marketing and reservation system fees receivable is mitigated due to our contractual right to recover these amounts from a large geographically dispersed group of franchisees. However, our ability to recover these receivables may be adversely impacted by certain factors, including, among others, declines in the ability of our franchisees to generate revenues at properties they franchise from us, lower than expected franchise system growth of certain brands and/or lower than expected international franchise system growth. An extended period of occupancy or room rate declines or a decline in the number of hotel rooms in our franchise system could result in the generation of insufficient funds to recover marketing and reservation advances as well as meet the ongoing marketing and reservation needs of the overall system.

The Company evaluates the receivable for marketing and reservation costs in excess of cumulative marketing and reservation system fees earned on a periodic basis for collectability. The Company will record an allowance when, based on current information and events, it is probable that we will be unable to collect all amounts due for marketing and reservation activities according to the contractual terms of the franchise agreements. The receivables are considered to be uncollectible if the expected net, undiscounted cash flows from marketing and reservation activities are less than the carrying amount of the asset.

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

Valuation of Intangibles and Long-Lived Assets

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

Loan Loss Reserves

The Company segregates its notes receivable for the purposes of evaluating allowances for credit losses between two categories: Mezzanine and Other Notes Receivable and Forgivable Notes Receivable. The Company utilizes the level of security it has in the various notes receivable as its primary credit quality indicator (i.e. senior, subordinated or unsecured) when determining the appropriate allowances for uncollectible loans within these categories.

Mezzanine, and Other Notes Receivables

The Company has provided financing to franchisees in support of the development of properties in key markets. The Company expects the owners to repay the loans in accordance with the loan agreements, or earlier as the hotels mature and capital markets permit. The Company estimates the collectability and records an allowance for loss on its mezzanine and other notes receivable when recording the receivables in the Company’s financial statements. These estimates are updated quarterly based on available information.

The Company considers a loan to be impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. The Company measures loan impairment based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or the estimated fair value of the collateral. For impaired loans, the Company establishes a specific impairment reserve for the difference between the recorded investment in the loan and the present value of the expected future cash flows or the estimated fair value of the collateral. The Company applies its loan impairment policy individually to all mezzanine and other notes receivable in the portfolio and does not aggregate loans for the purpose of applying such policy. For impaired loans, the Company recognizes interest income on a cash basis. If it is likely that a loan will not be collected based on financial or other business indicators it is the Company’s policy to charge off these loans to SG&A expenses in the accompanying consolidated statements of income in the quarter when it is deemed uncollectible.

The Company assesses the collectability of its senior notes receivable by comparing the market value of the underlying assets to the carrying value of the outstanding notes. In addition, the Company evaluates the property’s operating performance, the borrower’s compliance with the terms of the loan and franchise agreements, and all related personal guarantees that have been provided by the borrower. For subordinated or unsecured receivables, the Company assesses the property’s operating performance, the subordinated equity available to the Company, the borrower’s compliance with the terms of loan and franchise agreements, and the related personal guarantees that have been provided by the borrower.

The Company considers loans to be past due and in default when payments are not made when due. Although the Company considers loans to be in default if payments are not received on the due date, the Company does not suspend the accrual of interest until those payments are more than 30 days past due. The Company applies payments received for loans on non-accrual status first to interest and then principal. The Company does not resume interest accrual until all delinquent payments are received.

Forgivable Notes Receivable

From time to time, the Company provides unsecured financing to franchisees for property improvements and other purposes in the form of forgivable promissory notes. The notes bear market interest rates, and are forgiven and amortized over that time period if the franchisee remains in the system in good standing.

Franchisees are not required to repay the forgivable notes provided that the respective hotels remain in the system and in good standing throughout the term of their note. The Company fully reserves all defaulted notes in addition to recording a reserve on the estimated uncollectible portion of the remaining notes. For those notes not in default, the Company calculates an allowance for losses and determines the ultimate collectability on these forgivable notes based on the historical default rates for those unsecured notes that are not forgiven but are required to be repaid. The Company records bad debt expense in SG&A expenses in the accompanying consolidated statements of income in the quarter when the note is deemed uncollectible.

See Note 3 Notes Receivable for additional information.

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

Income Taxes.

Income taxes are recorded using the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not such assets will be unrealized. Deferred U.S. income taxes have not been recorded for temporary differences related to investments in certain foreign subsidiaries and corporate affiliates. The temporary differences consist primarily of undistributed earnings that are considered permanently reinvested in operations outside the U.S. If management’s intentions change in the future, deferred taxes may need to be provided.

With respect to uncertain income tax positions, a tax liability is now recorded in full when management determines that the position does not meet the more likely than not threshold of be sustained on examination. A tax liability may also be recognized for a position that meets the more likely than not threshold, based upon management’s assessment of the position’s probable settlement value. The Company records interest and penalties on unrecognized tax benefits in the provision for income taxes. Additional information regarding the Company’s unrecognized tax benefits is provided in Note 18 to Consolidated Financial Statements.

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

In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan (“EDCP”) which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust. Prior to January 1, 2010, participants could elect an investment return of either the annual yield of the Moody’s Average Corporate Bond Rate Yield Index plus 300 basis points, or a return based on a selection of available diversified investment options. Effective January 1, 2010, the Moody’s Average Corporate Bond Rate Yield Index plus 300 basis points is no longer an investment option for salary deferrals made on compensation earned after December 31, 2009. The Company recorded a deferred compensation liability of $17.6 million at both December 31, 2010 and 2009 related to these deferrals and credited investment returns. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. Compensation expense recorded in SG&A for the years ended December 31, 2010, 2009 and 2008 were $0.9 million, $1.1 million and $1.1 million, respectively.

The Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that partially offset the earnings credited to the participants. The diversified investments held in the trusts totaled $13.6 million and $10.9 million as of December 31, 2010 and

2009, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other income and expenses, net in the accompanying statements of income. The Company recorded investment gains (losses) during the years ended December 31, 2010, 2009 and 2008 of $1.4 million, $3.7 million and ($6.0) million, respectively.

In 1997, the Company adopted the Choice Hotels International, Inc. Nonqualified Retirement Savings and Investment Plan (“Non-Qualified Plan”). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. As of December 31, 2010 and 2009, the Company had recorded a deferred compensation liability of $10.6 million and $11.0 million, respectively related to these deferrals. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. The net increase (decrease) in compensation expense recorded in SG&A for the years ended December 31, 2010, 2009 and 2008 were $0.8 million, $1.9 million and ($3.3) million, respectively.

The diversified investments held in the trusts were $9.7 million and $10.1 million as of December 31, 2010 and 2009, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other income and expenses, net in the accompanying statements of income. The Company recorded investment gains (losses) during the years ended December 31, 2010, 2009 and 2008 of $0.7 million, $1.9 million and ($3.1) million, respectively. In addition, the Non-Qualified Plan held shares of the Company’s common stock with a market value of $0.9 million at both December 31, 2010 and 2009.

The Company is subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock. The diversified investments held in the Non-Qualified Plan and EDCP include investments primarily in equity and debt securities, and cash and cash equivalents.

New Accounting Standards

See Footnote No. 1 “Recently Adopted Accounting Guidance” of the Notes to our Financial Statements for information related to our adoption of new accounting standards in 2010 and for information on our anticipated adoption of recently issued accounting standards.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company’s foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including in certain circumstances the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $23.4 million at December 31, 2010, which we account for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.

At December 31, 2010 and December 31, 2009, the Company had $0.2 million and $277.7 million of debt with variable interest rates outstanding at a weighed average effective interest rate of 0.7% and 0.7%, respectively. A hypothetical change of 10% in the Company’s effective interest rate from December 31, 2010 levels would increase or decrease interest expense by less than one thousand dollars. The Company expects to refinance its long-term debt obligations prior to their scheduled maturities.

The Company does not presently have any derivative financial instruments.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Choice Hotels International, Inc. and subsidiaries:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Choice Hotels International, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control Over Financial Reporting,” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

March 1, 2011

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)
REVENUES:
Royalty fees	$230,096	$217,984	$247,435
Initial franchise and relicensing fees	9,295	12,916	27,931
Procurement services	17,207	17,598	17,148
Marketing and reservation	329,246	305,379	336,477
Hotel operations	4,031	4,140	4,936
Other	6,201	6,161	7,753

Total revenues	596,076	564,178	641,680
OPERATING EXPENSES:
Selling, general and administrative	94,540	99,237	118,989
Depreciation and amortization	8,342	8,336	8,184
Marketing and reservation	329,246	305,379	336,477
Hotel operations	3,186	3,153	3,434

Total operating expenses	435,314	416,105	467,084

Operating income	160,762	148,073	174,596

OTHER INCOME AND EXPENSES:
Interest expense	6,680	4,414	10,932
Interest and other investment (income) loss	(2,903)	(5,862)	7,760
Equity in net income of affiliates	(1,226)	(1,113)	(1,414)

Other income and expenses, net	2,551	(2,561)	17,278

Income before income taxes	158,211	150,634	157,318
Income taxes	50,770	52,384	57,107

Net income	$107,441	$98,250	$100,211

Basic earnings per share	$1.80	$1.64	$1.61

Diluted earnings per share	$1.80	$1.63	$1.59

Cash dividends declared per share	$0.74	$0.74	$0.71

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
	(In thousands, except share amounts)
ASSETS
Current assets
Cash and cash equivalents	$91,259	$67,870
Receivables (net of allowance for doubtful accounts of $9,159 and $6,886, respectively)	47,638	41,898
Deferred income taxes	429	7,980
Other current assets	24,256	10,114

Total current assets	163,582	127,862
Property and equipment, at cost, net	55,662	43,627
Goodwill	66,041	65,813
Franchise rights and other identifiable intangibles, net	20,825	24,559
Receivable—marketing and reservation fees	42,507	33,872
Investments, employee benefit plans, at fair value	23,365	20,931
Deferred income taxes	24,435	14,143
Other assets	15,305	9,230

Total assets	$411,722	$340,037

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$41,168	$33,859
Accrued expenses	47,818	37,074
Deferred revenue	67,322	51,765
Revolving credit facility	200	0
Deferred compensation and retirement plan obligations	2,552	2,798
Current portion of long-term debt	420	0
Income taxes payable	5,778	6,310

Total current liabilities	165,258	131,806
Long-term debt	251,554	277,700
Deferred compensation and retirement plan obligations	35,707	34,956
Other liabilities	17,274	9,787

Total liabilities	469,793	454,249

Commitments and Contingencies
Common stock, $0.01 par value; 160,000,000 shares authorized; 95,345,362 shares issued at December 31, 2010 and 2009 and 59,583,770 and 59,541,106 shares outstanding at December 31, 2010 and 2009, respectively	596	595
Additional paid-in-capital	92,774	90,731
Accumulated other comprehensive income (loss)	(7,192)	333
Treasury stock (35,761,592 and 35,804,256 shares at December 31, 2010 and 2009, respectively), at cost	(872,306)	(870,302)
Retained earnings	728,057	664,431

Total shareholders’ deficit	(58,071)	(114,212)

Total liabilities and shareholders’ deficit	$411,722	$340,037

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$107,441	$98,250	$100,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,342	8,336	8,184
Provision for bad debts	3,547	2,578	9,433
Non-cash stock compensation and other charges	9,304	13,761	10,914
Non-cash interest and other (income) loss	(1,711)	(5,403)	9,300
Dividends received from equity method investments	1,155	1,337	1,180
Equity in net income of affiliates	(1,226)	(1,113)	(1,414)
Changes in assets and liabilities, net of acquisitions:
Receivables	(9,229)	(796)	(4,358)
Receivable—marketing and reservation fees, net	4,654	(12,232)	(7,578)
Accounts payable	5,744	(8,279)	(13,138)
Accrued expenses	10,630	(1,289)	(3,206)
Income taxes payable/receivable	(1,417)	8,163	(1,870)
Deferred income taxes	(2,381)	5,553	3,073
Deferred revenue	15,413	4,650	(1,549)
Other assets	(12,705)	3,041	(1,046)
Other liabilities	7,374	(4,341)	(3,737)

Net cash provided by operating activities	144,935	112,216	104,399

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	(24,368)	(11,135)	(12,611)
Issuance of notes receivable	(11,786)	(1,995)	(7,410)
Collections of notes receivable	5,083	324	434
Purchases of investments, employee benefit plans	(1,948)	(3,854)	(7,802)
Proceeds from sales of investments, employee benefit plans	1,649	13,895	7,819
Acquisitions, net of cash acquired	(466)	0	0
Other items, net	(319)	(584)	(695)

Net cash used in investing activities	(32,155)	(3,349)	(20,265)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	247,733	0	0
Net borrowings (repayments) pursuant to revolving credit facility	(277,500)	(6,700)	112,000
Principal payments on long-term debt	(25)	0	(100,000)
Settlement of forward starting interest rate swap agreement	(8,663)	0	0
Debt issuance costs	(800)	0	0
Excess tax benefits from stock-based compensation	625	5,834	10,135
Purchase of treasury stock	(11,212)	(59,128)	(63,732)
Dividends paid	(43,808)	(44,274)	(43,142)
Proceeds from exercise of stock options	2,457	9,158	9,026

Net cash used in financing activities	(91,193)	(95,110)	(75,713)

Net change in cash and cash equivalents	21,587	13,757	8,421
Effect of foreign exchange rate changes on cash and cash equivalents	1,802	1,433	(2,118)
Cash and cash equivalents at beginning of period	67,870	52,680	46,377

Cash and cash equivalents at end of period	$91,259	$67,870	$52,680

Supplemental disclosure of cash flow information:
Cash payments during the year for:
Income taxes, net of refunds	$50,127	$34,213	$45,808
Interest	$2,036	$5,008	$11,378
Non-cash investing and financing activities:
Declaration of dividends	$43,815	$44,059	$43,810
Capital lease obligation	$2,538	$0	$0
Issuance of restricted shares of common stock	$9,233	$7,150	$9,482
Issuance of performance vested restricted stock units	$256	$462	$0
Issuance of treasury stock to employee stock purchase plan	$625	$622	$547

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

(In thousands, except share amounts)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Comprehensive income	Retained Earnings	Total
Balance as of December 31, 2007	62,091,679	$621	$86,243	$346	$(798,110)		$553,839	$(157,061)
Comprehensive income
Net income						$100,211	100,211	100,211
Other comprehensive loss, net of tax:
Amortization of pension related costs, net of tax
Prior service costs	0	0	0	0	0	26	0	26
Actuarial loss	0	0	0	0	0	68	0	68
Pension remeasurement, net of tax	0	0	0	0	0	(1,082)	0	(1,082)
Actuarial pension gain, net of tax	0	0	0	0	0	829	0	829
Foreign currency translation adjustments	0	0	0	0	0	(3,637)	0	(3,637)
Amortization of deferred gain on hedge, net of taxes	0	0	0	0	0	(22)	0	(22)

Other comprehensive loss	0	0	0	(3,818)	0	(3,818)	0	0

Comprehensive income						$96,393

Exercise of stock options	924,937	9	(267)	0	19,419		0	19,161
Issuance of restricted stock	283,148	3	(9,482)	0	9,479		0	0
Cancellation of restricted stock	(84,942)	(1)	2,866	0	(2,865)		0	0
Stock compensation related to stock options	0	0	3,426	0	0		0	3,426
Amortization of deferred compensation related to restricted stock grants and PVRSU	0	0	7,355	0	0		0	7,355
Dividends declared	0	0	0	0	0		(43,810)	(43,810)
Treasury purchases	(2,529,731)	(25)	0	0	(63,656)		0	(63,681)
Issuance of treasury shares	19,761	0	0	0	547		0	547

Balance as of December 31, 2008	60,704,852	$607	$90,141	$(3,472)	$(835,186)		$610,240	$(137,670)

Comprehensive income
Net income						$98,250	98,250	98,250
Other comprehensive income, net of tax:
Amortization of pension related costs, net of tax
Prior service costs	0	0	0	0	0	144	0	144
Net pension curtailment and remeasurement, net of tax	0	0	0	0	0	1,283	0	1,283
Actuarial pension gain, net of tax	0	0	0	0	0	165	0	165
Foreign currency translation adjustments	0	0	0	0	0	2,213	0	2,213

Other comprehensive income	0	0	0	3,805	0	3,805	0	0

Comprehensive income						$102,055

Exercise of stock options	764,612	8	(2,106)	0	17,090		0	14,992
Issuance of restricted stock and PVRSU	281,889	3	(7,612)	0	7,609		0	0
Cancellation of restricted stock	(43,408)	(1)	1,336	0	(1,335)		0	0
Stock compensation related to stock options	0	0	2,817	0	0		0	2,817
Amortization of deferred compensation related to restricted stock grants and PVRSU	0	0	6,155	0	0		0	6,155
Dividends declared	0	0	0	0	0		(44,059)	(44,059)
Treasury purchases	(2,188,888)	(22)	0	0	(59,102)		0	(59,124)
Issuance of treasury shares	22,049	0	0	0	622		0	622

Balance as of December 31, 2009	59,541,106	$595	$90,731	$333	$(870,302)		$664,431	$(114,212)

Comprehensive loss
Net income						$107,441	107,441	107,441
Other comprehensive loss, net of tax:
Settlement of forward starting interest rate swap agreement	0	0	0	0	0	(8,663)	0	(8,663)
Amortization of loss on cash flow hedge	0	0	0	0	0	332	0	332
Actuarial pension loss, net of tax	0	0	0	0	0	(459)	0	(459)
Foreign currency translation adjustments	0	0	0	0	0	1,265	0	1,265

Other comprehensive loss	0	0	0	(7,525)	0	(7,525)	0	0

Comprehensive income						$99,916

Exercise of stock options	123,109	1	1,408	0	314		0	1,723
Issuance of restricted stock and PVRSU	290,037	3	(9,489)	0	9,486		0	0
Cancellation of restricted stock	(41,796)	(1)	1,267	0	(1,266)		0	0
Stock compensation related to stock options	0	0	2,398	0	0		0	2,398
Amortization of deferred compensation related to restricted stock grants and PVRSU	0	0	6,459	0	0		0	6,459
Dividends declared	0	0	0	0	0		(43,815)	(43,815)
Treasury purchases	(346,659)	(2)	0	0	(11,163)		0	(11,165)
Issuance of treasury shares	17,973	0	0	0	625		0	625

Balance as of December 31, 2010	59,583,770	$596	$92,774	$(7,192)	$(872,306)		$728,057	$(58,071)

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Company Information and Significant Accounting Policies

Company Information

Choice Hotels International, Inc. and subsidiaries (together “the Company”) is in the business of hotel franchising. As of December 31, 2010, the Company had franchise agreements representing 6,142 open hotels and 621 hotels under construction, awaiting conversion or approved for development in 49 states, the District of Columbia and over 35 countries and territories outside the United States under the brand names: Comfort Inn®, Comfort Suites®, Quality® , Clarion®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, Cambria Suites® and Ascend Collection®.

Our direct lodging property real estate exposure is limited to three company-owned MainStay Suites hotels and exposure through our development activities that involve the financing and guaranty support with third party hotel developers as well as our programs to acquire and resell real estate to incent franchise development in top markets.

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

Revenue Recognition

The Company enters into franchise agreements to provide franchisees with various marketing services, a centralized reservation system and limited non-exclusive rights to utilize the Company’s registered trade names and trademarks. These agreements typically have an initial term from ten to twenty years with provisions permitting franchisees to terminate after five, ten, or fifteen years under certain circumstances. In most instances, initial franchise and relicensing fees are recognized upon execution of the franchise agreement because the initial franchise and relicensing fees are non-refundable and the Company is not required to provide initial services to the franchisee prior to hotel opening. The initial franchise and relicensing fees related to executed franchise agreements which include incentives, such as future potential rebates, are deferred and recognized when the incentive criteria are met or the agreement is terminated, whichever occurs first.

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

The Company records marketing and reservation system fee revenues and expenses on a gross basis since the Company is the primary obligor in the arrangement, maintains the credit risk, establishes the price and nature of the marketing or reservation services and retains discretion in supplier selection. In addition, net advances to and repayments from the franchise system for marketing and reservation activities are presented as cash flows from operating activities.

Marketing and reservation system fees not expended in the current year are carried over to the next fiscal year and expended in accordance with the franchise agreements. Shortfall amounts are similarly recovered in subsequent years. Cumulative excess or shortfall amounts from the operation of these programs are recorded as a marketing and reservation system fee payable or receivable. Under the terms of the franchise agreements, the Company may advance capital as necessary for marketing and reservation activities and recover such advances through future fees. The Company’s current assessment is that the credit risk associated with the marketing and reservation system fees receivable is partially mitigated due to the contractual right to recover these amounts from a large geographically dispersed group of franchisees.

The Company evaluates the receivable for marketing and reservation costs in excess of cumulative marketing and reservation system fees earned on a periodic basis for collectability. The Company will record an allowance when, based on current information and events, it is probable that we will be unable to collect all amounts due for marketing and reservation activities according to the contractual terms of the franchise agreements. The receivables are considered to be uncollectible if the expected net, undiscounted cash flows from marketing and reservation activities are less than the carrying amount of the asset.

Based on the Company’s analysis of projected net cash flows from marketing and reservation activities for all periods presented, the Company concluded that the receivable for marketing and reservation activities was fully collectible and as a result no allowance for possible losses was recorded.

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

Accounts Receivable and Credit Risk

Accounts receivable consist primarily of franchise and related fees due from hotel franchises and are recorded at the invoiced amount. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable. The Company determines the allowance considering historical write-off experience and a review of aged receivable balances. However, the Company considers its credit risk associated with trade receivables and the receivable for marketing and reservation system fees to be partially mitigated due to the dispersion of these receivables across a large number of geographically diverse franchisees.

The Company records bad debt expense in SG&A and marketing and reservation expenses in the accompanying consolidated statements of income based on its assessment of the ultimate realizability of receivables considering historical collection experience and the economic environment. When the Company determines that an account is not collectible, the account is written-off to the associated allowance for doubtful accounts.

Advertising Costs

The Company expenses advertising costs as the advertising occurs. Advertising expense was $75.4 million, $81.3 million and $100.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. Prepaid advertising at December 31, 2010 and 2009 totaled $0.9 million and $0.2 million, respectively, and is included within other current assets in the accompanying consolidated balance sheets. The Company includes advertising costs primarily in marketing and reservation expenses on the accompanying consolidated statements of income.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2010 and 2009, $2.8 million and $6.4 million, respectively, of book overdrafts representing outstanding checks in excess of funds on deposit are included in accounts payable in the accompanying consolidated balance sheets.

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

Leased property meeting certain capital lease criteria is capitalized and the present value of the related lease payments is recorded as a liability. The present value of the minimum lease payments are calculated utilizing the lower of the Company’s incremental borrowing rate or the lessor’s interest rate implicit in the lease, if known by the Company. Amortization of capitalized leased assets is computed utilizing the straight-line method over either the shorter of the estimated useful life of the asset or the initial lease term. However, if the lease meets the bargain purchase or transfer of ownership criteria the asset shall be amortized in accordance with the Company’s normal depreciation policy for owned assets.

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

Valuation of Intangibles and Long-Lived Assets

The Company evaluates the potential impairment of property and equipment and other long-lived assets, including franchise rights and other definite-lived intangibles, on an annual basis or whenever an event or other circumstances indicates that the Company may not be able to recover the carrying value of the asset. Recoverability is measured based on net, undiscounted expected cash flows. Assets are considered to be impaired if the net, undiscounted expected cash flows are less than the carrying amount of the assets. Impairment charges are recorded based upon the difference between the carrying value and the fair value of the asset. The Company did not record any impairment of long-lived assets during the years ended December 31, 2010 and 2008. During the year ended December 31, 2009, the Company recorded an impairment charge related to leasehold improvements for office space that was subleased. The Company determined the fair value of these impaired assets based on the present value of the corresponding sublease payments related to the use of the leasehold improvements. As a result, the Company recognized a $0.5 million charge in SG&A expense which represented the difference between the estimated fair value of the leasehold improvements and their carrying value. Significant management judgment is involved in developing these projections, and they include inherent uncertainties. If different projections had been used in the current period, the balances for non-current assets could have been materially impacted. Furthermore, if management uses different projections or if different conditions occur in future periods, future-operating results could be materially impacted.

The Company evaluates the impairment of goodwill and trademarks with indefinite lives on an annual basis, or during the year if an event or other circumstance indicates that the Company may not be able to recover the carrying amount of the asset. Since the Company has one reporting unit, the fair value of the Company’s net assets is used to determine if goodwill may be impaired. Indefinite life trademarks are considered to be impaired if the net, undiscounted expected cash flows associated with the trademark are less than their carrying amount. Based on assessments performed, the Company did not record any impairment of goodwill or trademarks with indefinite lives during the three years ended December 31, 2010.

Loan Loss Reserves

The Company segregates its notes receivable for the purposes of evaluating allowances for credit losses between two categories: Mezzanine and Other Notes Receivable and Forgivable Notes Receivable. The Company utilizes the level of security it has in the various notes receivable as its primary credit quality indicator (i.e. senior, subordinated or unsecured) when determining the appropriate allowances for uncollectible loans within these categories.

Mezzanine, and Other Notes Receivables

The Company has provided financing to franchisees in support of the development of properties in key markets. The Company expects the owners to repay the loans in accordance with the loan agreements, or earlier as the hotels mature and capital markets permit. The Company estimates the collectability and records an allowance for loss on its mezzanine and other notes receivable when recording the receivables in the Company’s financial statements. These estimates are updated quarterly based on available information.

The Company considers a loan to be impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. The Company measures loan impairment based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or the estimated fair value of the collateral. For impaired loans, the Company establishes a specific impairment reserve for the difference between the recorded investment in the loan and the present value of the expected future cash flows or the estimated fair value of the collateral. The Company applies its loan impairment policy individually to all mezzanine and other notes receivable in the portfolio and does not aggregate loans for the purpose of applying such policy. For impaired loans, the Company recognizes interest income on a cash basis. If it is likely that a loan will not be collected based on financial or other business indicators it is the Company’s policy to charge off these loans to SG&A expenses in the accompanying consolidated statements of income in the quarter when it is deemed uncollectible.

The Company assesses the collectability of its senior notes receivable by comparing the market value of the underlying assets to the carrying value of the outstanding notes. In addition, the Company evaluates the property’s operating performance, the borrower’s compliance with the terms of the loan and franchise agreements, and all related personal guarantees that have been provided by the borrower. For subordinated or unsecured receivables, the Company assesses the property’s operating performance, the subordinated equity available to the Company, the borrower’s compliance with the terms of loan and franchise agreements, and the related personal guarantees that have been provided by the borrower.

The Company considers loans to be past due and in default when payments are not made when due. Although the Company considers loans to be in default if payments are not received on the due date, the Company does not suspend the accrual of interest until those payments are more than 30 days past due. The Company applies payments received for loans on non-accrual status first to interest and then principal. The Company does not resume interest accrual until all delinquent payments are received.

Forgivable Notes Receivable

From time to time, the Company provides unsecured financing to franchisees for property improvements and other purposes in the form of forgivable promissory notes. The notes bear market interest rates, and are forgiven and amortized over that time period if the franchisee remains in the system in good standing.

Franchisees are not required to repay the forgivable notes provided that the respective hotels remain in the system and in good standing throughout the term of their note. The Company fully reserves all defaulted notes in addition to recording a reserve on the estimated uncollectible portion of the remaining notes. For those notes not in default, the Company calculates an allowance for losses and determines the ultimate collectability on these forgivable notes based on the historical default rates for those unsecured notes that are not forgiven but are required to be repaid. The Company records bad debt expense in SG&A expenses in the accompanying consolidated statements of income in the quarter when the note is deemed uncollectible.

See Note 3 Notes Receivable for additional information.

Deferred Financing Costs

On August 25, 2010, the Company completed a $250 million senior unsecured note offering (“the Senior Notes”) that will mature on August 28, 2020. Debt issuance costs incurred in connection with the Senior Notes totaled $2.4 million and are being amortized, on a straight-line basis, which is not materially different than the effective interest method, through the maturity of the Senior Notes. Debt financing costs related to the Company’s revolving credit facility were deferred and amortized, using the effective interest method, over the term of the related debt. As of December 31, 2010 and 2009, unamortized deferred financing costs were $2.4 million and $0.3 million, respectively and are included in other current and non-current assets in the accompanying consolidated balance sheets. Amortization of these costs is included in interest expense in the Consolidated Statements of Income.

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

Foreign Operations

The U.S. dollar is the functional currency of the consolidated entities operating in the United States. The functional currency for the consolidated entities operating outside of the United States is generally the currency of the primary economic environment in which the entity primarily generates and expends cash. The Company translates the financial statements of consolidated entities whose functional currency is not the U.S. dollar into U.S. dollars. The Company translates assets and liabilities at the exchange rate in effect as of the financial statement date and translates income statement accounts using the weighted average exchange rate for the period. The Company includes translation adjustments from foreign exchange and the effect of exchange rate changes on intercompany transactions of a long-term investment nature as a separate component of shareholders’ equity. The Company reports realized gains and losses from foreign currency transactions in SG&A expenses and those amounted to a $0.2 million loss in 2010, $0.1 million gain in 2009 and a $1.0 million loss in 2008.

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

Guarantees

We have historically issued certain guarantees to support the growth of our brands. We recognize a liability for the fair value of such guarantees upon inception of the guarantee and upon any subsequent modification, such as renewals, when we remain contingently liable. The fair value of a guarantee is the estimated amount at which the liability could be settled in a current transaction between willing unrelated parties. The Company evaluates these guarantees on a quarterly basis.

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

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition: Multiple-Deliverable Arrangements” now included in ASC 605-25, “Revenue Recognition”. This guidance modifies the fair value requirements of revenue recognition on multiple element arrangements by allowing the use of the “best estimate of selling price” in addition to vendor specific objective evidence and third-party evidence for determining the selling price of a deliverable. ASU 2009-13 also establishes a selling price hierarchy for determining the selling price of a deliverable. In addition, this guidance eliminates the residual method allocation and expands the disclosure requirements for such arrangements. This guidance is effective for contracts entered into during fiscal periods beginning on or after June 15, 2010. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations or financial position.

In July 2010, the FASB issued ASU No. 2010-20, which updates the guidance in ASC Topic 310, Receivables, related to disclosures about the credit quality of financing receivables and the allowance for credit losses. The new disclosures require disaggregated information related to financing receivables and will include for each class of financing receivables, among other things: a roll forward for the allowance for credit losses, credit quality information, impaired loan information, modification information, non-accrual and past-due information. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. Disclosures of reporting period activity (i.e. allowance roll-forward) are required for interim and annual periods beginning after December 15, 2010. The Company has updated its disclosures as appropriate.

2.	Other Current Assets

Other current assets consist of the following at:

	December 31, 2010	December 31, 2009
	(In thousands)
Land held for sale	$11,089	$—
Prepaid expenses	8,070	7,014
Notes receivable (See Note 3)	3,966	2,378
Other current assets	1,131	722

Total	$24,256	$10,114

Land held for sale represents the Company’s purchase of various parcels of real estate as part of its program to incent franchise development in top markets for certain brands. The Company has acquired this real estate with the intent to resell it to third-party developers for the construction of hotels operated under the Company’s brands.

3.	Notes Receivable and Allowance for Losses

	December 31, 2010			December 31, 2009
	($ in thousands)			($ in thousands)
Credit Quality Indicator	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Total	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Total
Senior	$—	$3,846	$3,846	$—	$—	$—
Subordinated	—	14,494	14,494	—	12,345	12,345
Unsecured	7,753	—	7,753	7,432	—	7,432

Total notes receivable	7,753	18,340	26,093	7,432	12,345	19,777

Allowance for losses on non-impaired loans	775	613	1,388	20	151	171
Allowance for losses on receivables specifically evaluated for impairment	—	8,638	8,638	722	8,638	9,360

Total loan reserves	775	9,251	10,026	742	8,789	9,531

Net carrying value	$6,978	$9,089	$16,067	$6,690	$3,556	$10,246

Current portion, net	$114	$3,852	$3,966	$178	$2,200	$2,378
Long-term portion, net	6,864	5,237	12,101	6,512	1,356	7,868

Total	$6,978	$9,089	$16,067	$6,690	$3,556	$10,246

The Company classifies notes receivable due within one year as other current assets and notes receivable with a maturity greater than one year as other assets in the Company’s consolidated balance sheets.

Forgivable Notes Receivable

From time to time, the Company provides financing to franchisees for property improvements and other purposes in the form of forgivable promissory notes. The terms of the notes range from 3 to 10 years, bearing market interest rates, and are forgiven and amortized over that time period if the franchisee remains in the system in good standing. As of December 31, 2010 and 2009, the unamortized balance of these notes totaled $7.8 million and $7.4 million, respectively. The Company recorded an allowance for credit losses on these forgivable unsecured notes receivable of $0.8 million and $0.7 million at December 31, 2010 and 2009, respectively. At December 31, 2010, the Company did not have any forgivable unsecured notes that were past due. Amortization expense included in the accompanying consolidated statements of income related to the notes was $1.9 million, $2.0 million and $1.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010, the Company had commitments to extend an additional $5.9 million in forgivable notes receivable provided certain commitments are met by its franchisees.

Mezzanine and Other Notes Receivable

The Company has provided financing to franchisees in support of the development of properties in key markets. These notes include non-interest bearing receivables as well as notes bearing market interest and are due upon maturity. Non-interest bearing notes are recorded net of their unamortized discounts. At December 31, 2010 and 2009, all discounts were fully amortized. Interest income associated with these notes receivable is reflected in the accompanying consolidated statements of income under the caption interest and other investment (income) loss. The Company does not accrue interest on notes receivable that are impaired but rather recognizes interest on the cash basis. At December 31, 2010, the Company had a commitment to extend an additional $0.6 million in mezzanine and other notes receivables provided certain conditions are met.

Notes receivable totaling $10.8 million was determined to be impaired at both December 31, 2010 and 2009. The Company has recorded an $8.6 million allowance for credit losses on these impaired loans at both December 31, 2010 and 2009 resulting in a carrying value of $2.2 million. The Company did not recognize interest income on either the accrual or cash basis on its impaired loans during the years ended December 31, 2010 and 2009. The Company had provided loan reserves on non-impaired loans totaling $0.6 million and $0.2 million, at December 31, 2010 and 2009, respectively

Past due balances of mezzanine and other notes receivable by credit quality indicators are as follows:

	30-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Receivables
As of December 31, 2010	($ in thousands)
Senior	$—	$—	$—	$3,846	$3,846
Subordinated	—	10,931	10,931	3,563	14,494

	$—	$10,931	$10,931	$7,409	$18,340

As of December 31, 2009
Subordinated	$—	$10,838	$10,838	$1,507	$12,345

The Company does not accrue interest on receivables greater than 30 days past due. See Note 1 “Loan Loss Reserves” for additional information.

4.	Property and Equipment

The components of property and equipment are:

	December 31,
	2010	2009
	(In thousands)
Land and land improvements	$2,581	$2,581
Facilities in progress and software under development	2,792	2,741
Computer equipment and software	100,472	102,967
Buildings and improvements	44,534	41,509
Furniture, fixtures and equipment	16,360	12,782
Capital lease	2,538	—

	169,277	162,580
Less: Accumulated depreciation and amortization	(113,615)	(118,953)

Property and equipment, at cost, net	$55,662	$43,627

As facilities in progress are completed and placed in service, they are transferred to appropriate property and equipment categories and depreciation begins. Depreciation expense, excluding amounts attributable to marketing and reservation activities, for the years ended December 31, 2010, 2009 and 2008 was $2.4 million, $2.8 million and $2.8 million, respectively. Depreciation has been computed for financial reporting purposes using the straight-line method. A summary of the ranges of estimated useful lives upon which depreciation rates are based follows:

Computer equipment and software	3-5 years
Buildings and improvements	3-40 years
Furniture, fixtures and equipment	3-15 years
Capital lease (telephone equipment)	8 years

5.	Goodwill, Franchise Rights and Other Intangibles

Goodwill relates to (i) the purchase price of a minority interest in the Company for consideration in excess of the recorded minority interest, (ii) the acquisition of 100% of the stock of Suburban Franchise Holding Company, Inc. and its wholly-owned subsidiary, Suburban Franchise Systems, Inc. (“Suburban Transaction”) (iii) the acquisition of the remaining 60% ownership interest in Choice Hospitality (India) Ltd.

The components of goodwill are as follows:

	December 31,
	2010	2009
	(In thousands)
Minority interest	$60,620	$60,620
Suburban transaction	5,193	5,193
India acquisition (see Note 12)	228	—

Total	$66,041	$65,813

The Company is not required to amortize goodwill.

Franchise rights totaling $17.1 million and $20.6 million at December 31, 2010 and 2009, respectively, represent the unamortized purchase price assigned to acquire long-term franchise contracts. As of December 31, 2010 and 2009, the unamortized balance relates primarily to the Econo Lodge, Suburban Extended Stay Hotel and Choice Hotels Australasia franchise rights. The franchise rights are being amortized over lives ranging from 5 to 17 years. Amortization expense for the years ended December 31, 2010, 2009 and 2008 amounted to $4.2 million, $3.8 million and $3.8 million, respectively. Franchise rights are net of accumulated amortization of $66.6 million and $61.9 million at December 31, 2010 and 2009, respectively.

The estimated annual amortization expense related to the Company’s franchise rights for each of the years ending December 31, 2011 through 2015 is as follows:

Year	(In millions)
2011	$3.5
2012	3.5
2013	3.5
2014	3.3
2015	2.3

Franchise rights and other identifiable intangible assets include approximately $3.8 million and $3.9 million of unamortized intangible assets related to trademarks at December 31, 2010 and 2009, respectively. Trademarks acquired in the Suburban Transaction totaling approximately $1.0 million have an indefinite life and therefore, no amounts have been amortized. The costs of registering and renewing existing trademarks are being amortized over ten years. Amortization expense for the years ended December 31, 2010, 2009 and 2008 amounted to $0.6 million, $0.6 million and $0.6 million, respectively. Trademarks are net of accumulated amortization of $6.6 million and $6.0 million at December 31, 2010 and 2009, respectively.

The estimated annual amortization expense related to the Company’s trademarks for each of the years ending December 31, 2011 through 2015 is as follows:

Year	(In millions)
2011	$0.5
2012	0.4
2013	0.4
2014	0.4
2015	0.3

6.	Receivable-Marketing and Reservation Fees

The Company’s franchise agreements require the payment of franchise fees, which include marketing and reservation system fees. The Company is obligated to use the marketing and reservation system fees it collects from the current franchisees comprising its various hotel brands to provide marketing and reservation services appropriate to support the operation of the overall system. In discharging its obligation to provide sufficient and appropriate marketing and reservation services, the Company has the right to expend funds in an amount reasonably necessary to ensure the provision of such services, whether or not such amount is currently available to the Company for reimbursement. The franchise agreements provide the Company the right to advance monies to the franchise system when the needs of the system surpass the balances currently available. As a result, expenditures by the Company in support of marketing and reservation services in excess of available revenues are recorded as a receivable in the Company’s financial statements. Conversely, cumulative marketing and reservation system fees not expended are recorded as a payable in the financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements.

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

The marketing fees receivable at December 31, 2010 and 2009 was $17.0 million and $19.2 million, respectively from cumulative marketing expenses incurred in excess of cumulative marketing fees earned. As of December 31, 2010 and 2009, the reservation fees receivable related to cumulative reservation expenses incurred in excess of cumulative reservation fees earned was $25.5 million and $14.7 million, respectively. Depreciation and amortization expense attributable to marketing and reservation activities for the years ended December 31, 2010, 2009 and 2008 was $12.4 million, $10.3 million and $8.8 million, respectively. Interest expense attributable to reservation activities was $1.1 million, $0.3 million and $0.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

7.	Other Assets

Other assets consist of the following at:

	December 31,
	2010	2009
	(In thousands)
Notes receivable (See Note 3)	$12,101	$7,868
Equity method investments	251	339
Other assets	2,953	1,023

Total	$15,305	$9,230

8.	Accrued expenses

Accrued expenses consist of the following:

	December 31,
	2010	2009
	(In thousands)
Accrued compensation and benefits	$25,934	$20,829
Dividends payable	10,960	10,953
Accrued interest	5,280	109
Termination benefits (see note 26)	3,269	3,604
Other liabilities and contingencies	2,375	1,579

Total	$47,818	$37,074

9.	Deferred Revenue

Deferred revenue consists of the following:

	December 31,
	2010	2009
	(In thousands)
Loyalty programs	$61,604	$48,686
Initial, relicensing and franchise fees	4,631	2,160
Procurement services fees	1,052	884
Other	35	35

Total	$67,322	$51,765

10.	Other Non-Current Liabilities

Other non-current liabilities consist of the following at:

	December 31,
	2010	2009
	(In thousands)
Income tax contingencies	$8,080	$5,057
Deferred rental expenses	7,158	1,592
Deferred revenue	1,046	1,014
Termination benefits (see note 26)	770	1,936
Other liabilities	220	188

Total	$17,274	$9,787

Tax contingency accruals have been recorded for potential exposures involving tax positions that could be challenged by taxing authorities.

11.	Debt

Debt consists of the following at:

	December 31,
	2010	2009
	(In thousands)
$250 million senior notes with an effective interest rate of 6.19% at December 31, 2010 less discount of $0.6 million	$249,379	$—
$350 million senior unsecured revolving credit facility with an effective interest rate of 0.675% and 0.65% at December 31, 2010 and 2009, respectively	200	277,700
Capital lease obligations due 2016 with an effective interest rate of 4.66%	2,538	—
Other notes payable	57	—

Total debt	$252,174	$277,700
Less current portion	620	—

Total long-term debt	$251,554	$277,700

Scheduled principal maturities of debt as of December 31, 2010 were as follows:

Year Ending	Senior Notes	Capital Lease	Revolving Credit Facility	Other Notes Payable	Total
		(In thousands)
2011	$—	$603	$200	$26	$829
2012	—	804	—	9	813
2013	—	804	—	9	813
2014	—	804	—	9	813
2015	—	804	—	4	808
Thereafter	249,379	201	—	—	249,580

Total payments	249,379	4,020	200	57	253,656
Less: Amount representing estimated executory costs	—	(1,170)	—	—	(1,170)
Less: Amounts representing interest	—	(312)	—	—	(312)

Net principal payments	$249,379	$2,538	$200	$57	$252,174

On June 16, 2006, the Company entered into a $350 million senior unsecured revolving credit agreement (the “Revolver”), with a syndicate of lenders. The Revolver allows the Company to borrow, repay and re-borrow revolving loans up to $350 million (which includes swing-line loans for up to $20 million and standby letters of credit up to $30 million) until the scheduled maturity date of June 16, 2011. The Company has the ability to request an increase in available borrowings under the Revolver by an additional amount of up to $150 million by obtaining the agreement of the existing lenders to increase their lending commitments or by adding additional lenders. The rate of interest generally applicable for revolving loans under the Revolver is, at the Company’s option, equal to either (i) the greater of the prime rate or the federal funds effective rate plus 50 basis points, or (ii) an adjusted LIBOR rate plus a margin between 22 and 70 basis points based on the Company’s credit rating. The Revolver requires the Company to pay a quarterly facility fee, based upon the credit rating of the Company, at a rate between 8 and 17 1/2 basis points, on the full amount of the commitment (regardless of usage). The Revolver also requires the payment of a quarterly usage fee, based upon the credit rating of the Company, at a rate between 10 and 12 1/2 basis points, on the amount outstanding under the commitment, excluding swing-line loans, at all times when the amount borrowed under the Revolver exceeds 50% of the total commitment. The Revolver includes customary financial and other covenants that require the maintenance of certain ratios including maximum leverage and interest coverage. At December 31, 2010, the Company was in compliance with all covenants under the Revolver. The Revolver also restricts the Company’s ability to make certain investments, incur certain debt, and dispose of assets, among other restrictions.

On August 25, 2010, the Company completed a $250 million senior unsecured note offering (“the Senior Notes”) at a discount of $0.6 million, bearing a coupon of 5.7% with an effective rate of 6.19%. The Senior Notes will mature on August 28, 2020, with interest on the Senior Notes to be paid semi-annually on February 28th and August 28th. The Company used the net proceeds from the offering, after deducting underwriting discounts and other offering expenses, to repay outstanding borrowings under the Revolver and other general corporate purposes. The Company’s Senior Notes are guaranteed jointly, severally, fully and unconditionally by eight 100%-owned domestic subsidiaries.

Bond discounts incurred in connection with the Senior Notes are amortized on a straight-line basis, which is not materially different that the effective interest method, through the maturity of the Senior Notes. Amortization of these costs is included in interest expense in the Consolidated Statements of Income.

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

The Company’s line of credit providing up to an aggregate of $5 million of borrowings matured on August 31, 2010 and was not renewed. Prior to maturity, borrowings under the line of credit bore interest at the lender’s sole option at either of the following rates: (i) prime rate or (ii) LIBOR rate plus 0.80% per annum; due monthly and up on demand for final payment.

12.	Acquisition of Choice Hospitality (India) Ltd.

In the first quarter of 2010, the Company acquired the remaining 60% ownership interest in one of the Company’s master franchisees, Choice Hospitality (India) Ltd. (“CHN”), which conducts franchising operations in the Republics of India, Sri Lanka, Maldives and the Kingdom of Nepal for $0.6 million and began including the results of its operations in the Company’s financial statements on January 8, 2010. Prior to the acquisition, the Company owned 40% of the outstanding common stock of CHN with the remaining 60% of the outstanding stock owned by unrelated parties. The Company allocated the purchase price based on management’s assessment of the fair value of assets acquired and liabilities assumed as of January 8, 2010. The Company allocated $0.3 million of the excess of the total purchase price over the net tangible assets to franchise rights and the remaining $0.2 million to goodwill. The franchise rights are being amortized over their estimated useful life of 8 years. The pro forma results of operations as if this entity had been combined at the beginning of all periods presented would not be materially different from the Company’s reported results for those periods. During 2010, the Company recognized in the accompanying statements of income, revenues of $1.1 million including royalty, marketing and reservation system fees and other revenues from CHN.

13.	Foreign Operations

The Company conducts its international franchise operations through a combination of direct franchising and master franchising relationships. Master franchising relationships allow the use of the Company’s brands by third parties in foreign countries. Direct franchising operations are primarily conducted through wholly-owned subsidiaries. The Company has also made equity investments in certain non-domestic lodging franchise companies that conduct franchise operations for the Company’s brands under master franchise relationships. Revenues generated by foreign operations, including royalty, marketing and reservations fees, for the years ended December 31, 2010, 2009 and 2008 were $46.6 million, $41.6 million, and $49.9 million respectively. Net income, including equity in the income of equity method investments, attributable to the Company’s foreign operations was $10.6 million, $9.4 million, and $13.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Choice Hotels Franchise GmbH

Choice Hotels Franchise GmbH (“CHG”), a wholly-owned subsidiary, conducts franchising operations in the central European countries of Austria, Germany, Italy, Poland, the Czech Republic, and portions of Switzerland. During 2010, 2009 and 2008, the Company recognized in the accompanying consolidated statements of income, revenues of $2.3 million, $2.4 million and $2.5 million, respectively, including royalty, marketing and reservation system fees and other revenues from CHG.

Choice Hotels France SAS

Choice Hotels France SAS (“CHF”), a wholly-owned subsidiary, conducts franchising operations in the European countries of France, Belgium, Portugal, Spain and portions of Switzerland. During 2010, 2009 and 2008, the Company recognized in the accompanying consolidated statements of income, revenues of $5.6 million, $6.1 million and $7.2 million, respectively, including royalty, marketing and reservation system fees and other revenues from CHF.

Choice Hotels Licensing Co. B.V.

On January 31, 2008, the Company terminated the master franchise agreement with Real Hotel Company PLC (“RHC”) related to RHC’s franchised hotels under the Choice brands in the United Kingdom. In conjunction with the termination of the master franchise agreement, the Company’s wholly-owned subsidiary, Choice Hotels Licensing Co. B.V. (“CHL”) acquired RHC’s franchise contracts under the master franchise agreement and commenced direct franchising operations in the United Kingdom. During 2010, 2009 and 2008, the Company recognized in the accompanying statements of income, revenues of $3.0 million, $3.0 million and $6.2 million, respectively, including royalty, marketing and reservation system fees and other revenues from CHL related to the United Kingdom.

Choice Hotels Australasia

Choice Hotels Australasia Pty. Ltd. (“CHA”), a wholly-owned subsidiary, conducts direct franchising operations in Australia, American Samoa, New Caledonia, Fiji, New Zealand and Papua New Guinea. During 2010, 2009 and 2008, the Company recognized in the accompanying consolidated statements of income, revenues of $11.3 million, $8.7 million and $10.3 million, respectively, including royalty, marketing and reservation system fees and other revenues from CHA.

Choice Hotels Canada, Inc.

The Company has a 50% interest in Choice Hotels Canada, Inc. (“CHC”), a joint venture with a third party. During 2010, 2009 and 2008, the Company recorded $1.3 million, $1.1 million and $1.4 million, respectively, based on CHC’s results for the twelve months ended November 30, 2010, 2009 and 2008 of equity method income related to this investment in the accompanying consolidated statements of income. The Company received dividends from CHC of $1.2 million, $1.2 million and $1.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. During 2010, 2009 and 2008, the Company recognized in the accompanying consolidated statements of income, revenues of $12.3 million, $10.6 million and $12.6 million, respectively, including royalty, marketing and reservation system fees and other revenues from CHC.

14.	Pension Plan

The Company sponsors an unfunded non-qualified defined benefit plan (“SERP”) for certain senior executives. The Company accounts for the SERP in accordance with applicable guidance which requires the Company to (a) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. The plan assets and benefit obligations are measured as of the Company’s fiscal year end. No assets are held with respect to the SERP, therefore benefits are funded as paid to participants.

For the years ended December 31, 2010, 2009 and 2008, the Company recorded $0.5 million, $2.4 million and $1.8 million, respectively for the expenses related to the SERP which are included in SG&A expense in the accompanying consolidated statements of income.

Expected benefit payments at December 31, 2010 for the next five years and the five years thereafter are as follows:

Year	(In thousands)
2011	$413
2012	412
2013	411
2014	410
2015	408
5 years thereafter	2,286

The following table presents the components of net periodic benefit costs for the three years ended December 31, 2010:

	Years ended December 31,
	2010	2009	2008
	(In thousands)
Components of net periodic pension cost:
Service cost	$—	$404	$579
Interest cost	538	591	480
Amortization
Prior service cost	—	230	41
Loss	—	—	109

	538	1,225	1,209
Special termination benefits	—	—	549
Curtailment	—	1,209	—

Net periodic pension cost	$538	$2,434	$1,758

Weighted average assumptions:
Discount rate	5.50%	6.00%	6.25%
Average compensation increase	—	—	4.50%

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

The following is a reconciliation of the changes in the projected benefit obligation for the years ended December 31, 2010 and 2009:

	December 31,
	2010	2009
	(In thousands)
Projected benefit obligation, beginning of year	$9,176	$9,684
Service cost	—	404
Interest cost	538	591
Plan amendments	—	222
Plan curtailment	—	(1,064)
Actuarial loss (gain)	734	(263)
Benefit payments	(414)	(398)

Projected benefit obligation, end of year	$10,034	$9,176

The amounts in accumulated other comprehensive income (loss) that have not yet been recognized as components of net periodic benefit costs at December 31, 2010 are as follows:

(In thousands)
Transition asset (obligation)	$—
Prior service cost	—
Accumulated loss	(641)

Total	$(641)

The net periodic pension costs for the year ended December 31, 2011 reflect the 2009 amendment of the SERP which froze participant benefits. As a result of freezing the benefits, future service cost and unrecognized prior service cost amortizations have been eliminated. The components of projected net periodic pension cost for the year ended December 31, 2011 are as follows:

(In thousands)
Service cost	$—
Interest cost	541
Amortization
Prior service cost	—
(Gain)/Loss	—

Net periodic benefit cost	$541

The SERP projected benefit obligation was included as a liability in the current and long-term deferred compensation and retirement plan obligations in the accompanying consolidated balance sheets totaling $10.0 million and $9.2 million at December 31, 2010 and 2009, respectively. The accumulated benefit obligation at December 31, 2010 and 2009 was equal to the projected benefit obligation due to the 2009 amendment which froze participant benefits under the SERP.

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

In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan (“EDCP”) which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust. Prior to January 1, 2010, participants could elect an investment return of either the annual yield of the Moody’s Average Corporate Bond Rate Yield Index plus 300 basis points, or a return based on a selection of available diversified investment options. Effective January 1, 2010, the Moody’s Average Corporate Bond Rate Yield Index plus 300 basis points is no longer an investment option for salary deferrals made on compensation earned after December 31, 2009. The Company recorded a deferred compensation liability of $17.6 million at both December 31, 2010 and 2009 related to these deferrals and credited investment returns. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. Compensation expense recorded in SG&A for the years ended December 31, 2010, 2009 and 2008 were $0.9 million, $1.1 million and $1.1 million, respectively.

The Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that partially offset the earnings credited to the participants. The diversified investments held in the trusts totaled $13.6 million and $10.9 million as of December 31, 2010 and 2009, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other income and expenses, net in the accompanying statements of income. The Company recorded investment gains (losses) during the years ended December 31, 2010, 2009 and 2008 of $1.4 million, $3.7 million and ($6.0) million, respectively.

In 1997, the Company adopted the Choice Hotels International, Inc. Nonqualified Retirement Savings and Investment Plan (“Non-Qualified Plan”). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. As of December 31, 2010 and 2009, the Company had recorded a deferred compensation liability of $10.6 million and $11.0 million, respectively related to these deferrals. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. The net increase (decrease) in compensation expense recorded in SG&A for the years ended December 31, 2010, 2009 and 2008 were $0.8 million, $1.9 million and ($3.3) million, respectively.

The diversified investments held in the trusts were $9.7 million and $10.1 million as of December 31, 2010 and 2009, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other income and expenses, net in the accompanying statements of income. The Company recorded investment gains (losses) during the years ended December 31, 2010, 2009 and 2008 of $0.7 million, $1.9 million and ($3.1) million, respectively. In addition, the Non-Qualified Plan held shares of the Company’s common stock with a market value of $0.9 million at both December 31, 2010 and 2009.

16.	Fair Value Measurements

The Company estimates the fair value of our financial instruments utilizing a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. There have been no significant transfers into or out of Level 1 or Level 2 inputs during the year ended December 31, 2010. The following summarizes the three levels of inputs, as well as the assets that the Company values using those levels of inputs.

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

	Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets (in thousands)
As of December 31, 2010
Money market funds, included in cash and cash equivalents	$10,001	$—	$10,001	$—
Mutual funds(1)	20,917	20,917	—	—
Money market funds(1)	2,448	—	2,448	—

	$33,366	$20,917	$12,449	$—

As of December 31, 2009
Mutual funds(1)	$18,505	$18,505	$—	$—
Money market funds(1)	2,426	—	2,426	—

	$20,931	$18,505	$2,426	$—

(1)	Included in Investments, employee benefit plans, fair value on consolidated balance sheets.

The Company believes that the fair values of its current assets and current liabilities approximate their reported carrying amounts due to the short-term nature of these items. In addition, the interest rates of the Company’s Revolver adjust frequently based on current market rates; accordingly its carrying amount approximates fair value.

The Company estimates the fair value of its long-term debt, excluding leases, using quoted market prices. At December 31, 2010, the long-term debt, excluding leases, had an approximate fair value of $244.0 million.

17.	401(k) Retirement Plan

The Company sponsors a 401(k) retirement plan for all eligible employees. For the years ended December 31, 2010, 2009 and 2008, the Company recorded compensation expense of $3.4 million, $3.7 million and $4.0 million, respectively, representing matching contributions for plan participants. In accordance with the safe harbor matching provisions of the plan, the Company matches plan participant contributions in cash as bi-weekly deductions are made.

18.	Income Taxes

Total pretax income, classified by source of income, was as follows:

	Years ended December 31,
	2010	2009	2008
	(In thousands)
U.S.	$140,511	$135,927	$144,356
Outside the U.S.	17,700	14,707	12,962

Total pretax income	$158,211	$150,634	$157,318

The provision for income taxes, classified by the timing and location of payment, was as follows:

	Years ended December 31,
	2010	2009	2008
		(In thousands)
Current tax expense
Federal	$48,494	$41,833	$49,885
State	3,609	3,436	2,895
Foreign	1,892	1,571	1,444
Deferred tax (benefit) expense
Federal	(3,264)	5,452	3,476
State	310	85	(600)
Foreign	(271)	7	7

Income taxes	$50,770	$52,384	$57,107

Net deferred tax assets consisted of:

	December 31,
	2010	2009
	(In thousands)
Property, equipment and intangible assets	$(8,193)	$(8,781)
Accrued compensation	19,107	17,745
Accrued expenses	11,424	11,851
Foreign operations	313	(215)
Other	2,213	1,523

Net deferred tax assets	$24,864	$22,123

Balance sheet presentation:

	December 31,
	2010	2009
	(In thousands)
Current deferred tax assets	$429	$7,980
Non-current net deferred tax assets	24,435	14,143

Net deferred tax assets	$24,864	$22,123

The statutory U.S. federal income tax rate reconciles to the effective income tax rates as follows:

	Years ended December 31,
	2010	2009	2008
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.6%	1.7%	1.4%
Benefits and taxes related to foreign operations	(2.7%)	(2.4%)	(0.6%)
Unrecognized tax benefits	1.3%	(0.3%)	(0.3%)
Adjustment to deferred taxes, prior years	(2.1%)	0.0%	0.0%
Other	(1.0%)	0.8%	0.8%

Effective income tax rates	32.1%	34.8%	36.3%

In 2010 and 2009, the effective income tax rates were 32.1% and 34.8%, respectively. In 2010, the effective income tax rate differed from the federal statutory rate of 35% due, in part, to a $3.3 million out of period adjustment to the deferred tax assets, partially offset by an increase of $1.6 million of prior period unrecognized tax positions. The Company believes that these adjustments are not material to its financial statements for the year ended December 31, 2010 or prior annual periods. Also in 2010, the Company identified $1.6 million of additional federal income tax benefits. The 2010 rate was also impacted by state income taxes, partially offset by the effect of foreign operations. In 2009, the effective income tax rate differed from the federal statutory rate of 35% due to the effect of foreign operations, partially offset by state income taxes and the resolution of certain income tax contingencies.

As of December 31, 2010 and 2009, the Company’s gross unrecognized tax benefits totaled $6.0 million and $4.2 million, respectively. It is expected that $4.2 million of the total as of December 31, 2010 would favorably affect the effective tax rate if resolved in the Company’s favor. The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

	2010	2009	2008
	(In thousands)
Balance, January 1	$4,246	$5,673	$6,723
Decreases for positions taken in prior years	(18)	(33)	(297)
Increases for positions related to the current year	2,563	667	842
Lapsing of statutes of limitations	(774)	(2,061)	(1,595)

Balance, December 31	$6,017	$4,246	$5,673

It is reasonably possible that the Company’s unrecognized tax benefits could decrease within the next 12 months by as much as $2.9 million due to expiration of applicable statutes of limitations.

The Company is generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2006. The practice of the Company is to recognize interest and penalties related to income tax matters in the provision for income taxes. The Company incurred $1.3 million of accrued interest and penalties for December 31, 2010, and no material amounts for 2009 and 2008. The Company had $2.1 million and $0.8 million accrued for interest and penalties at December 31, 2010 and 2009, respectively.

Deferred U.S. income taxes have not been recorded for temporary differences related to investments in certain foreign subsidiaries and corporate joint ventures. These temporary differences consisted primarily of undistributed earnings considered permanently invested in operations outside the U.S. Determination of the deferred income tax liability on these unremitted earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

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

The Company has stock compensation plans pursuant to which it is authorized to grant stock-based awards of up to 4.6 million shares of the Company’s common stock, of which 2.1 million shares remain available for grant as of December 31, 2010. The Company’s policy allows the issuance of new or treasury shares to satisfy stock-based awards. Restricted stock, stock options, stock appreciation rights and performance share awards may be granted to officers, key employees and non-employee directors with contractual terms set by the Compensation Committee of the Board of Directors.

Stock Options

The Company granted approximately 0.3 million, 0.5 million and 0.6 million options to certain employees of the Company at a fair value of approximately $2.6 million, $4.0 million and $4.7 million during the years ended December 31, 2010, 2009 and 2008, respectively. The stock options granted by the Company had an exercise price equal to the market price of the Company’s common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2010	2009	2008
Risk-free interest rate	2.19%	1.82%	2.79%
Expected volatility	41.92%	39.71%	30.13%
Expected life of stock option	4.4 years	4.4 years	4.4 years
Dividend yield	2.26%	2.74%	2.00%
Requisite service period	4 years	4 years	4 years
Contractual life	7 years	7 years	7 years
Weighted average fair value of options granted	$10.07	$7.41	$8.11

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

The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2010 was $13.1 million and $6.4 million, respectively. The total intrinsic value of options exercised during the year ended December 31, 2010, 2009 and 2008 was $2.0 million, $12.6 million and $19.3 million, respectively.

The Company received $2.5 million, $9.2 million, and $9.0 million in proceeds from the exercise of 0.1 million, 0.8 million and 0.9 million employee stock options during the years ended December 31, 2010, 2009 and 2008, respectively.

The following table summarizes information about stock options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2010	Weighted Average Exercise Price
$ 0.00 to $ 9.75	2,388	0.1 years	$7.46	2,388	$7.46
$ 9.76 to $19.50	124,677	1.9 years	10.51	124,677	10.51
$19.51 to $29.25	473,712	5.1 years	26.98	102,199	27.00
$29.26 to $34.12	580,764	5.0 years	32.53	197,582	32.06
$34.13 to $39.00	337,252	4.3 years	35.60	181,051	35.71
$39.01 to $43.87	120,131	3.0 years	40.64	90,852	40.64
$43.88 to $48.75	93,750	2.1 years	48.73	93,750	48.73

	1,732,674	4.4 years	$31.43	792,499	$31.73

Restricted Stock

The following table is a summary of activity related to restricted stock grants to non-employee directors and key employees for the year ended December 31:

	2010	2009	2008
Restricted shares granted	279,157	262,128	283,148
Weighted average grant date fair value per share	$33.07	$27.28	$33.49
Aggregate grant date fair value ($000)	$9,233	$7,150	$9,482
Restricted shares forfeited	41,796	43,408	84,942
Vesting service period of shares granted	3-4 years	3-4 years	3-5 years
Grant date fair value of shares vested ($000)	$6,222	$5,572	$6,514

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

The following table is a summary of activity related to PVRSU grants during the year ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Performance vested restricted stock units granted at target	33,517	9,588	103,746
Weighted average grant date fair value per share	$32.60	$26.88	$34.17
Average aggregate grant date fair value ($000)	$1,093	$258	$3,545
Stock units forfeited	13,110	6,046	42,253
Requisite service period	3 years	2 years	2-5 years

During the year ended December 31, 2010, PVRSU grants totaling 10,880 vested at a fair value of $0.4 million. These PVRSU grants were initially granted at a target of 15,541 units, however, since the Company achieved only 70% of the targeted performance conditions contained in the stock awards granted in prior periods, 4,661 shares out of the initial grant were forfeited. In addition, during the year ended December 31, 2010, 4,989 units were forfeited since the performance targets of the applicable PVRSU grant were not achieved. During the year ended December 31, 2009, PVRSU grants totaling 19,761 vested at a fair value of $1.0 million. These PVRSU grants were initially granted at a target of 14,638 units, however, since the Company exceeded targeted performance conditions contained in the stock awards granted in prior periods by 35%, an additional 5,123 shares were earned and issued. No PVRSU grants vested during the year ended December 31, 2008.

A summary of stock-based award activity as of December 31, 2010, 2009 and 2008 and the changes during the years are presented below:

	2010
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2010	1,658,844	$30.05		539,341	$31.68	118,385	$34.58
Granted	261,137	32.84		279,157	33.07	33,517	32.60
Exercised/Vested	(123,109)	19.96		(184,571)	33.71	(10,880)	40.65
Forfeited/Expired	(64,198)	23.53		(41,796)	30.31	(13,110)	35.70

Outstanding at December 31, 2010	1,732,674	$31.43	4.4 years	592,131	$31.81	127,912	$33.43

Options exercisable at December 31, 2010	792,499	$31.73	3.5 years

	2009
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2009	1,950,783	$24.03		482,236	$34.93	129,481	$37.00
Granted	537,006	27.02		262,128	27.28	9,588	26.88
Exercised/Vested	(764,612)	11.98		(161,615)	34.48	(19,761)	48.72
Performance-Based Leveraging*	—	—		—	—	5,123	48.72
Forfeited/Expired	(64,333)	37.13		(43,408)	30.79	(6,046)	39.95

Outstanding at December 31, 2009	1,658,844	$30.05	5.4 years	539,341	$31.68	118,385	$34.58

Options exercisable at December 31, 2009	576,577	$27.67	4.4 years

*	PVRSU grants outstanding at January 1, 2009 have been increased by 5,123 units due to the Company exceeding the targeted performance conditions contained in PVRSUs granted in prior periods during the year ended December 31, 2009.

	2008
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2008	2,483,276	$17.46		485,560	$34.45	67,988	$44.57
Granted	580,725	33.97		283,148	33.49	103,746	34.17
Exercised/Vested	(924,937)	9.76		(201,530)	32.24	—	—
Forfeited/Expired	(188,281)	38.07		(84,942)	33.75	(42,253)	42.21

Outstanding at December 31, 2008	1,950,783	$24.03	4.1 years	482,236	$34.93	129,481	$37.00

Options exercisable at December 31, 2008	1,158,190	$15.92	3.0 years

The components of the Company’s pretax stock-based compensation expense and associated income tax benefits are as follows for the years ended December 31:

(in millions)	2010	2009	2008
Stock options	$2.4	$2.8	$3.4
Restricted stock	6.8	6.4	6.8
Performance vested restricted stock units	(0.3)	(0.2)	0.6

Total	$8.9	$9.0	$10.8

Income tax benefits	$3.3	$3.4	$4.0

During 2010 and 2009, the Company revised its estimate of the projected achievement of various performance conditions that affect the number of PVRSUs that will ultimately vest. As a result, previously recognized stock-based compensation costs related to these PVRSUs has been reduced by $0.8 million at December 31, 2010 and $0.9 million at December 31, 2009.

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

Stock-based compensation expense on stock option and performance vested restricted stock units made to a retirement eligible executive officer during the year ended December 31, 2008 was recognized upon issuance of the grants rather than over the awards’ vesting periods since the terms of these grants provide that the awards will vest upon retirement of the employee and the employee was retirement eligible. Compensation costs recognized in 2008 related to the vesting of stock options and performance vested restricted stock units upon retirement eligibility totaled $0.9 million and $0.4 million, respectively.

The total unrecognized compensation costs related to stock-based awards that have not yet vested and the related weighted average amortization period over which the costs are to be recognized as of December 31, 2010 are as follows:

	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Amortization Period
	(in millions)
Stock options	$5.1	2.3 years
Restricted stock	12.7	2.5 years
Performance vested restricted stock units	0.7	2.1 years

Total	$18.5

Stock Repurchase Program

The Company announced a stock repurchase program on June 25, 1998 to return excess capital to its shareholders. Treasury stock activity is recorded at cost in the accompanying consolidated financial statements. During 2010 and 2009, the Company repurchased 0.3 million and 2.1 million shares of its common stock under the repurchase program at a total cost of $8.7 million and $57.4 million, respectively. Through December 31, 2010, the Company repurchased 43.2 million shares of its common stock (including 33.0 million prior to the two-for-one stock split effected in October 2005) under the share repurchase program at a total cost of $1.0 billion.

During 2010, the Company redeemed 76,485 shares of common stock at a total cost of $2.5 million from employees to satisfy statutory minimum tax-withholding requirements from the vesting of restricted stock and PVRSU grants. During 2009, the Company redeemed 65,685 shares of common stock at a total cost of $1.7 million from employees to satisfy statutory minimum tax-withholding requirements from the vesting of restricted stock and PVRSU grants. These redemptions were outside the share repurchase program initiated in June 1998.

20.	Comprehensive Income

The components of accumulated other comprehensive income (loss) is as follows:

	December 31,
	2010	2009	2008
	(In thousands)
Foreign currency translation adjustments	$1,540	$275	$(1,938)
Deferred loss on cash flow hedge	(8,331)	—	—
Changes in pension benefit obligation recognized in other comprehensive income (loss)	(401)	58	(1,534)

Total accumulated other comprehensive income (loss)	$(7,192)	$333	$(3,472)

Total other comprehensive income (loss) for years ended 2010, 2009 and 2008 is as follows:

	Amount Before Taxes	Income Tax (Expense)/ Benefit	Amount Net of Taxes
2010
Foreign currency translation adjustment, net	$1,265	$—	$1,265
Amortization of pension related costs
Prior service costs	—	—	—
Settlement of forward starting interest rate swap agreement	(8,663)	—	(8,663)
Amortization of loss on cash flow hedge	332	—	332
Actuarial pension loss	(734)	275	(459)

Total other comprehensive loss	$(7,800)	$275	$(7,525)

2009
Foreign currency translation adjustment, net	$2,213	$—	$2,213
Amortization of pension related costs
Prior service costs	230	(86)	144
Actuarial pension gain	263	(98)	165
Net pension curtailment and re-measurement	2,051	(768)	1,283

Total other comprehensive income	$4,757	$(952)	$3,805

2008
Foreign currency translation adjustment, net	$(3,637)	$—	$(3,637)
Amortization of pension related costs
Prior service costs	41	(15)	26
Actuarial loss	109	(41)	68
Actuarial pension gain	1,323	(494)	829
Pension re-measurement	(1,728)	646	(1,082)
Amortization of deferred gain on hedge	(35)	13	(22)

Total other comprehensive loss	$(3,927)	$109	$(3,818)

Cash Flow Hedge

In July 2010, the Company entered into an interest rate swap agreement to protect itself from an increase in the market interest rate on $250 million of 10-year, fixed rate debt with the coupon to be set at market interest rates. The interest rate swap agreement was designated as a cash flow hedge under the guidance for derivatives and hedging. In August 2010, upon issuance of the related fixed-rate debt, the Company terminated and settled the interest rate swap agreement for a cash payment of $8.7 million. The Company recorded the effective portion of this deferred loss as a component of accumulated other comprehensive income (loss). The ineffective portion was calculated at less than $0.1 million and was recognized immediately as a component of earnings under interest expense in the Company’s consolidated statements of income during the year ended December 31, 2010. The effective portion of the deferred loss is being amortized over the term of the related debt as interest expense in the Company’s consolidated statements of income.

21.	Earnings Per Share

The computation of basic and diluted earnings per common share is as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)
Computation of Basic Earnings Per Share:
Net income	$107,441	$98,250	$100,211
Income allocated to participating securities	(1,109)	(906)	(837)

Net income available to common shareholders	$106,332	$97,344	$99,374

Weighted average common shares outstanding—basic	58,953	59,514	61,853

Basic earnings per share	$1.80	$1.64	$1.61

Computation of Diluted Earnings Per Share:
Net income	$107,441	$98,250	$100,211
Income allocated to participating securities	(1,108)	(905)	(833)

Net income available to common shareholders	$106,333	$97,345	$99,378

Weighted average common shares outstanding—basic	58,953	59,514	61,853
Diluted effect of stock options and PVRSUs	88	156	620

Weighted average shares outstanding-diluted	59,041	59,670	62,473

Diluted earnings per share	$1.80	$1.63	$1.59

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

At December 31, 2010, 2009 and 2008, the Company had 1.7 million, 1.7 million and 2.0 million outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the period, unless the stock options would be anti-dilutive. For years ended December 31, 2010, 2009 and 2008, the Company excluded 0.6 million, 0.9 million and 1.1 million of anti-dilutive stock options from the diluted earnings per share calculation, respectively.

PVRSUs are also included in the diluted earnings per share calculation assuming the performance conditions have been met at the reporting date. However, at December 31, 2010, 2009 and 2008, PVRSUs totaling 127,912, 102,844 and 111,739 respectively, were excluded from the computation since the performance conditions had not been met at the reporting date.

22.	Operating Leases

The Company enters into operating leases primarily for office space, office equipment and transportation vehicles. Minimum rents as defined in the Company’s lease agreements including rent escalations, rent holidays and rental concessions are recognized on the straight-line basis over the non-cancellable lease term. Payments made to or on behalf of the Company for leasehold improvement incentives are considered reductions in rental expense and are amortized on a straight-line basis over the non-cancellable lease term. Rental expense under non-cancelable operating leases was approximately $8.4 million, $6.6 million and $6.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. The Company received sublease rental income related to real estate leased to third-parties as well as computer equipment leased to franchisees totaling $0.3 million, $0.2 million and $0.1 million during the years ended December 31, 2010, 2009 and 2008, respectively. Future minimum lease payments are as follows:

	2011	2012	2013	2014	2015	Thereafter	Total
	(In thousands)
Minimum lease payments	$7,244	$7,735	$5,221	$3,042	$2,947	$12,185	$38,374
Minimum sublease rentals	(286)	(295)	(304)	(128)	—	—	(1,013)

	$6,958	$7,440	$4,917	$2,914	$2,947	$12,185	$37,361

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

23.	Condensed Consolidating Financial Statements

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

The condensed consolidating balance sheet as of December 31, 2009 has been revised to reflect the reclassification of certain intercompany balances and transactions from prior filings between subsidiaries within the combined financial statements to which they relate. These revisions are not material to our financial statements taken as a whole.

Choice Hotels International, Inc.

Condensed Consolidating Statement of Income

For the Year Ended December 31, 2010

(In Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$205,668	$94,649	$30,035	$(100,256)	$230,096
Initial franchise and relicensing fees	9,295	—	—	—	9,295
Procurement services	17,207	—	—	—	17,207
Marketing and reservation	283,769	312,882	16,349	(283,754)	329,246
Other items, net	6,028	4,038	166	—	10,232

Total revenues	521,967	411,569	46,550	(384,010)	596,076

OPERATING EXPENSES:
Selling, general and administrative	96,451	83,162	15,183	(100,256)	94,540
Marketing and reservation	298,416	300,159	14,425	(283,754)	329,246
Other items, net	3,578	7,138	812	—	11,528

Total operating expenses	398,445	390,459	30,420	(384,010)	435,314

Operating income	123,522	21,110	16,130	—	160,762
OTHER INCOME AND EXPENSES, NET:
Interest expense	7,626	(952)	6	—	6,680
Other items, net	(501)	(2,110)	(1,518)	—	(4,129)
Equity in earnings of consolidated subsidiaries	(37,079)	—	—	37,079	—

Total other income and expenses, net	(29,954)	(3,062)	(1,512)	37,079	2,551

Income before income taxes	153,476	24,172	17,642	(37,079)	158,211
Income taxes	46,035	3,113	1,622	—	50,770

Net income	$107,441	$21,059	$16,020	$(37,079)	$107,441

Choice Hotels International, Inc.

Condensed Consolidating Statement of Income

For the Year Ended December 31, 2009

(In Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$195,893	$98,942	$25,608	$(102,459)	$217,984
Initial franchise and relicensing fees	12,916	—	—	—	12,916
Procurement services	17,598	—	—	—	17,598
Marketing and reservation	260,385	311,756	14,336	(281,098)	305,379
Other items, net	5,535	4,139	627	—	10,301

Total revenues	492,327	414,837	40,571	(383,557)	564,178

OPERATING EXPENSES:
Selling, general and administrative	98,885	89,809	13,002	(102,459)	99,237
Marketing and reservation	275,156	297,883	13,438	(281,098)	305,379
Other items, net	3,679	7,111	699	—	11,489

Total operating expenses	377,720	394,803	27,139	(383,557)	416,105

Operating income	114,607	20,034	13,432	—	148,073
OTHER INCOME AND EXPENSES, NET:
Interest expense	4,730	(265)	(8)	(43)	4,414
Equity in earnings of consolidated subsidiaries	(27,976)	—	—	27,976	—
Other items, net	(263)	(5,597)	(1,158)	43	(6,975)

Total other income and expenses, net	(23,509)	(5,862)	(1,166)	27,976	(2,561)

Income before income taxes	138,116	25,896	14,598	(27,976)	150,634
Income taxes	39,866	10,875	1,643	—	52,384

Net income	$98,250	$15,021	$12,955	$(27,976)	$98,250

Choice Hotels International, Inc.

Condensed Consolidating Statement of Income

For the Year Ended December 31, 2008

(In Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$222,625	$111,252	$26,467	$(112,909)	$247,435
Initial franchise and relicensing fees	27,911	—	20	—	27,931
Procurement services	17,148	—	—	—	17,148
Marketing and reservation	290,732	336,797	16,269	(307,321)	336,477
Other items, net	6,669	4,932	1,088	—	12,689

Total revenues	565,085	452,981	43,844	(420,230)	641,680

OPERATING EXPENSES:
Selling, general and administrative	114,368	101,177	16,353	(112,909)	118,989
Marketing and reservation	302,640	325,373	15,785	(307,321)	336,447
Other items, net	3,266	7,758	594	—	11,618

Total operating expenses	420,274	434,308	32,732	(420,230)	467,084

Operating income	144,811	18,673	11,112	—	174,596
OTHER INCOME AND EXPENSES, NET:
Interest expense	11,144	(170)	11	(53)	10,932
Equity in earnings of consolidated subsidiaries	(14,712)	—	—	14,712	—
Other items, net	(1,006)	9,115	(1,816)	53	6,346

Total other income and expenses, net	(4,574)	8,945	(1,805)	14,712	17,278

Income before income taxes	149,385	9,728	12,917	(14,712)	157,318
Income taxes	49,174	4,224	3,709	—	57,107

Net income	$100,211	$5,504	$9,208	$(14,712)	$100,211

Choice Hotels International, Inc.

Condensed Consolidating Balance Sheet

As of December 31, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$4,849	$18,659	$67,751	$—	$91,259
Receivables	40,160	2,055	5,423	—	47,638
Other current assets	5,193	19,616	6,444	(6,568)	24,685

Total current assets	50,202	40,330	79,618	(6,568)	163,582
Property and equipment, at cost, net	11,586	42,678	1,398	—	55,662
Goodwill	60,620	5,193	228	—	66,041
Franchise rights and other identifiable intangibles, net	13,315	3,953	3,557	—	20,825
Investments, employee benefit plans, at fair value	—	23,365	—	—	23,365
Investment in and advances to affiliates	251,245	186,045	7,338	(444,628)	—
Receivable, marketing and reservation fees	42,507	—	—	—	42,507
Deferred income taxes	4,560	19,745	130	—	24,435
Other assets	7,339	7,366	600	—	15,305

Total assets	$441,374	$328,675	$92,869	$(451,196)	$411,722

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$5,700	$31,475	$3,993	—	41,168
Accrued expenses	19,257	26,890	1,671	—	47,818
Deferred revenue	14,070	52,256	996	—	67,322
Revolving credit facility	200	—	—	—	200
Current portion of long-term debt	—	403	17	—	420
Income taxes payable	9,395	—	2,297	(5,914)	5,778
Other current liabilities	—	3,206	—	(654)	2,552

Total current liabilities	48,622	114,230	8,974	(6,568)	165,258
Long-term debt	249,379	2,137	38	—	251,554
Deferred compensation & retirement plan obligations	—	35,707	—	—	35,707
Advances from affiliates	192,077	1,097	10,137	(203,311)	—
Other liabilities	9,367	7,880	27	—	17,274

Total liabilities	499,445	161,051	19,176	(209,879)	469,793

Total shareholders’ (deficit) equity	(58,071)	167,624	73,693	(241,317)	(58,071)

Total liabilities and shareholders’ deficit	$441,374	$328,675	$92,869	$(451,196)	$411,722

Choice Hotels International, Inc.

Condensed Consolidating Balance Sheet

As of December 31, 2009

(In Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$4,281	$303	$63,286	—	$67,870
Receivables	33,911	2,947	5,040	—	41,898
Other current assets	21,110	7,484	330	(10,830)	18,094

Total current assets	59,302	10,734	68,656	(10,830)	127,862
Property and equipment, at cost, net	17,660	24,604	1,363	—	43,627
Goodwill	60,620	5,193	—	—	65,813
Franchise rights and other identifiable intangibles, net	16,448	4,571	3,540	—	24,559
Investments, employee benefit plans, at fair value	—	20,931	—	—	20,931
Investment in and advances to affiliates	292,455	190,007	146	(482,608)	—
Receivable, marketing and reservation fees	33,872	—	—	—	33,872
Deferred income taxes	—	41,695	111	(27,663)	14,143
Other assets	1,680	6,958	592	—	9,230

Total assets	$482,037	$304,693	$74,408	$(521,101)	$340,037

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$5,516	$24,952	$3,391	—	$33,859
Accrued expenses	12,629	23,266	1,179	—	37,074
Deferred revenue	3,854	47,331	580	—	51,765
Deferred compensation and retirement plan obligations	—	2,798	—	—	2,798
Income taxes payable	—	14,272	2,868	(10,830)	6,310

Total current liabilities	21,999	112,619	8,018	(10,830)	131,806
Long-term debt	277,700	—	—	—	277,700
Deferred compensation & retirement plan obligations	—	34,951	5	—	34,956
Advances from affiliates	262,628	6,663	15,582	(284,873)	—
Deferred income taxes	27,663	—	—	(27,663)	—
Other liabilities	6,259	3,528	—	—	9,787

Total liabilities	596,249	157,761	23,605	(323,366)	454,249

Total shareholders’ (deficit) equity	(114,212)	146,932	50,803	(197,735)	(114,212)

Total liabilities and shareholders’ deficit	$482,037	$304,693	$74,408	$(521,101)	$340,037

Choice Hotels International, Inc.

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided from operating activities	$99,871	$41,607	$3,457	—	$144,935

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(1,448)	(22,606)	(314)	—	(24,368)
Acquisitions, net of cash acquired	—	—	(466)	—	(466)
Issuance of notes receivable	(10,583)	(1,203)	—	—	(11,786)
Collection of notes receivable	5,000	83	—	—	5,083
Purchases of investments, employee benefit plans	—	(1,948)	—	—	(1,948)
Proceeds from the sales of investments, employee benefit plans	—	1,649	—	—	1,649
Other items, net	(474)	144	11	—	(319)

Net cash used in investing activities	(7,505)	(23,881)	(769)	—	(32,155)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt	247,733	—	—	—	247,733
Net repayments pursuant to revolving credit facility	(277,500)	—	—	—	(277,500)
Principal payments on long-term debt	—	—	(25)	—	(25)
Settlement of forward starting interest rate swap agreement	(8,663)	—	—	—	(8,663)
Purchase of treasury stock	(11,212)	—	—	—	(11,212)
Dividends paid	(43,808)	—	—	—	(43,808)
Other items, net	1,652	630	—	—	2,282

Net cash provided (used) in financing activities	(91,798)	630	(25)	—	(91,193)

Net change in cash and cash equivalents	568	18,356	2,663	—	21,587
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	1,802	—	1,802
Cash and cash equivalents at beginning of period	4,281	303	63,286	—	67,870

Cash and cash equivalents at end of period	$4,849	$18,659	$67,751	$—	$91,259

Choice Hotels International, Inc.

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$67,568	$(8,344)	$52,992	$—	$112,216

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(5,602)	(4,651)	(882)	—	(11,135)
Issuance of notes receivable	(222)	(1,773)	—	—	(1,995)
Purchases of investments, employee benefit plans	—	(3,854)	—	—	(3,854)
Proceeds from the sales of investments, employee benefit plans	—	13,895	—	—	13,895
Collection of notes receivable	—	324	—	—	324
Other items, net	(598)	(8)	22	—	(584)

Net cash provided by (used in) investing activities	(6,422)	3,933	(860)	—	(3,349)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments pursuant to revolving credit facility	(6,700)	—	—	—	(6,700)
Purchase of treasury stock	(59,128)	—	—	—	(59,128)
Excess tax benefits from stock-based compensation	1,345	4,489	—	—	5,834
Dividends paid	(44,274)	—	—	—	(44,274)
Proceeds from exercise of stock options	9,158	—	—	—	9,158

Net cash provided by (used in) financing activities	(99,599)	4,489	—	—	(95,110)

Net change in cash and cash equivalents	(38,453)	78	52,132	—	13,757
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	1,433	—	1,433
Cash and cash equivalents at beginning of period	42,734	225	9,721	—	52,680

Cash and cash equivalents at end of period	$4,281	$303	$63,286	$—	$67,870

Choice Hotels International, Inc.

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2008

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$134,085	$(4,105)	$(25,581)	$—	$104,399

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(7,745)	(4,500)	(366)	—	(12,611)
Issuance of notes receivable	(5,885)	(1,525)	—	—	(7,410)
Purchases of investments, employee benefit plans	—	(7,802)	—	—	(7,802)
Proceeds from sales of investments, employee benefit plans	—	7,819	—	—	7,819
Collection of notes receivable	26	408	—	—	434
Other items, net	(975)	(102)	382	—	(695)

Net cash provided by (used in) investing activities	(14,579)	(5,702)	16	—	(20,265)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(100,000)	—	—	—	(100,000)
Net borrowings pursuant to revolving credit facility	112,000	—	—	—	112,000
Purchase of treasury stock	(63,732)	—	—	—	(63,732)
Excess tax benefits from stock-based compensation	299	9,836	—	—	10,135
Dividends paid	(43,142)	—	—	—	(43,142)
Proceeds from exercise of stock options	9,026	—	—	—	9,026

Net cash provided by (used in) in financing activities	(85,549)	9,836	—	—	(75,713)

Net change in cash and cash equivalents	33,957	29	(25,565)	—	8,421
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(2,118)		(2,118)
Cash and cash equivalents at beginning of period	8,777	196	37,404	—	46,377

Cash and cash equivalents at end of period	$42,734	$225	$9,721	$—	$52,680

24.	Reportable Segment Information

The Company has a single reportable segment encompassing its franchising business. Revenues from the franchising business include royalty fees, initial franchise and relicensing fees, marketing and reservation system fees, procurement services revenue and other revenue. The Company is obligated under its franchise agreements to provide marketing and reservation services appropriate for the successful operation of its systems. These services do not represent separate reportable segments as their operations are directly related to the Company’s franchising business. The revenues received from franchisees that are used to pay for part of the Company’s central on-going operations are included in franchising revenues and are offset by the related expenses paid for marketing and reservation activities to calculate franchising operating income. Corporate and other revenue consists of hotel operations. Except as described in Note 6, the Company does not allocate interest and dividend income, interest expense or income taxes to its franchising segment.

The following table presents certain financial information for the Company’s franchising segment.

	Year Ended December 31, 2010
	Franchising	Corporate & Other	Elimination Adjustments	Consolidated
	(In thousands)
Revenues	$592,045	$4,031	—	$596,076
Operating income (loss)	202,522	(41,760)	—	160,762
Depreciation and amortization	13,524	7,265	(12,447)	8,342
Income (loss) before income taxes	203,748	(45,537)	—	158,211
Capital expenditures	22,418	1,950	—	24,368
Total assets	245,529	166,193	—	411,722

	Year Ended December 31, 2009
	Franchising	Corporate & Other	Elimination Adjustments	Consolidated
	(In thousands)
Revenues	$560,038	$4,140	—	$564,178
Operating income (loss)	193,383	(45,310)	—	148,073
Depreciation and amortization	11,386	7,296	(10,346)	8,336
Income (loss) before income taxes	194,496	(43,862)	—	150,634
Capital expenditures	8,885	2,250	—	11,135
Total assets	203,140	136,897	—	340,037

	Year Ended December 31, 2008
	Franchising	Corporate & Other	Elimination Adjustments	Consolidated
	(In thousands)
Revenues	$636,744	$4,936	—	$641,680
Operating income (loss)	220,802	(46,206)	—	174,596
Depreciation and amortization	9,748	7,277	(8,841)	8,184
Income (loss) before income taxes	222,216	(64,898)	—	157,318
Capital expenditures	10,053	2,558	—	12,611
Total assets	190,301	137,918	—	328,219

Long-lived assets related to international operations were $7.5 million, $7.0 million and $5.3 million as of December 31, 2010, 2009 and 2008, respectively. All other long-lived assets of the Company are associated with domestic activities.

25.	Related Party Transactions

Effective October 15, 1997, Choice Hotels International, Inc. which included both a franchising business and owned hotel business, separated the businesses via a spin-off into two companies: Sunburst Hospitality Corporation (referred to hereafter as “Sunburst”) and the Company. Subsequent to the spin-off, the Company’s largest shareholder retained significant ownership percentages in both Sunburst and the Company. As part of the spin-off, Sunburst and the Company entered into a strategic alliance agreement. Among other things, the strategic alliance agreement, as amended, provided for the determination of liquidated damages related to the termination of Choice branded Sunburst properties. The liquidated damage provisions extend through the life of the existing Sunburst franchise agreements. As of December 31, 2010, Sunburst operates 25 hotels under franchise with the Company.

Total franchise fees, including royalty, marketing and reservation system fees, paid by Sunburst to the Company, included in the accompanying consolidated financial statements were $4.4 million, $4.5 million and

$5.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. As of both December 31, 2010 and 2009, accounts receivable included $0.3 million due from Sunburst.

The Company maintains a Master Aircraft Lease Agreement with LP_C, LLC (“LPC”), which is owned by family members of the Company’s largest shareholder. The agreement permits the Company to lease the aircraft owned by LPC. During 2010 and 2009, the Company incurred $0.7 million and $0.4 million, respectively, pursuant to the lease agreement. During 2008, the Company paid $0.2 million to lease the aircraft owned by LPC and $0.4 million for flight crew services to another entity owned or controlled by family members of the Company’s largest shareholder. For the year ended December 31, 2010 and 2009, flight crew services have been excluded from this disclosure since the entity that provides these services to the Company ceased being a related party during the year ended December 31, 2008.

During the year ended December 31, 2010, 2009 and 2008, the Company received approximately $8,000, $41,000 and $47,000, respectively from corporations owned or controlled by family members of the Company’s largest shareholder related to the lease of real property.

The Company maintains a lease agreement on behalf of a family member of the Company’s largest shareholder for 1,950 square feet of office space located in Chevy Chase, Maryland. The lease has a 5 year term ending in 2013 with annual lease payments totaling approximately $72,000. The Company currently provides use of the entire leased space free of charge and reimburses the family member for the related taxes incurred related to the personal use of the office space. These payments total approximately $40,000 per year.

26.	Termination Charges

During the year ended December 31, 2010, the Company recorded a $3.3 million charge in SG&A and marketing and reservation expenses related to one-time salary and benefit continuation termination benefits provided to employees separating from service with the Company. At December 31, 2010, approximately $2.1 million of these salary and benefits continuation payments remain to be remitted.

During the year ended December 31, 2009, the Company recorded a $5.4 million charge in SG&A and marketing and reservation expenses related to one-time termination benefits provided to employees separating from service with the Company. These expenses included $4.7 million of salary and benefits continuation and $0.7 million related to the acceleration of share-based compensation for terminated employees. At December 31, 2010, approximately $1.0 million of these salary and benefits continuation payments remain to be remitted.

During the year ended December 31, 2008, the Company recorded an $11.3 million charge in SG&A expenses and marketing and reservation expenses related to the acceleration of the Company’s management succession plan and termination benefits provided to employees separating from service with the Company. The expenses include salary and benefits continuation of $8.9 million, $1.1 million of accelerated share-based compensation, $0.8 million related to the modification of stock option award terms and SERP special termination benefits of $0.5 million. The Company has approximately $0.9 million of benefits remaining to be paid on termination benefits incurred during the year ended December 31, 2008.

At December 31, 2010, approximately $4.0 million of termination benefits remained and were included in current and noncurrent liabilities in the Company’s consolidated financial statements. The Company expects $3.3 million of benefits to be paid within the next twelve months.

27.	Commitments and Contingencies

The Company is a defendant in a number of lawsuits arising in the ordinary course of business. In the opinion of management and the Company’s legal counsel, the ultimate outcome of any such lawsuit individually will not have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

In December 2010, a class action lawsuit was filed against the Company in the United States District Court for the Central District of Florida by several current and former franchisees. The lawsuit relates to certain Company practices in connection with its Choice Privileges guest rewards program. The plaintiffs’ complaint alleges breach of contract, unjust enrichment and unfair and deceptive trade practices under Florida law.

Since the initial filing, the Company has filed a motion to dismiss the litigation in favor of arbitration, pursuant to the terms of the franchise agreements in place. The motion is currently pending before the court and the Company does not anticipate a ruling until early Spring. The Company believes that the allegations contained within the class action lawsuits are without merit and intends to vigorously defend the litigation.

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

The Company has made a commitment to purchase a parcel of real estate to support the development of its brands. Providing certain conditions are met by the seller, the Company expects to acquire this parcel of land for a total price of approximately $3.5 million during the year ended December 31, 2011. Subsequent to year end the commitment expired.

The Company occasionally provides financing to franchisees for property improvements, hotel development efforts and other purposes. At December 31, 2010, the Company had commitments to extend an additional $6.4 million for these purposes provided certain conditions are met by its franchisees, of which $3.0 million is expected to be advanced in the next twelve months.

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

28.	Selected Quarterly Financial Data—(Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2010
	(In thousands, except per share data)
Revenues	$107,421	$149,848	$183,801	$155,006	$596,076
Operating income	$23,837	$43,607	$54,877	$38,441	$160,762
Income before income taxes	$24,646	$42,024	$55,026	$36,515	$158,211
Net income	$15,793	$27,011	$40,494	$24,143	$107,441
Per basic share:
Net income	$0.27	$0.45	$0.68	$0.41	$1.80
Per diluted share:
Net income	$0.26	$0.45	$0.68	$0.40	$1.80

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2009
	(In thousands, except per share data)
Revenues	$114,158	$143,343	$165,976	$140,701	$564,178
Operating income	$27,755	$38,110	$48,125	$34,083	$148,073
Income before income taxes	$25,601	$40,243	$50,496	$34,294	$150,634
Net income	$16,308	$25,503	$32,808	$23,631	$98,250
Per basic share:
Net income	$0.27	$0.42	$0.55	$0.40	$1.64
Per diluted share:
Net income	$0.27	$0.42	$0.55	$0.40	$1.63

The matters which affect the comparability of the quarterly results include the following:

•	Seasonality: The Company’s revenues and operating income reflect the industry’s seasonality and as a result are lower in the first quarter and higher in the third quarter.

•	Investment income and losses: The Company’s net income reflects gains and losses related to the Company’s investments held in non-qualified retirement plans and are subject to market conditions.

•	Year Ended December 31, 2010 results:

•

Termination benefits: The Company’s operating results include employee termination benefits for the first, second, third and fourth quarters totaling $0.4 million, ($0.1) million, $0.3 million and $1.2 million, respectively.

•

Income taxes: The Company’s third quarter 2010 income taxes reflect a $3.3 million out of period adjustment to the Company’s deferred tax assets, partially offset by an increase of $1.6 million of prior period unrecognized tax positions. The Company believes that these adjustments are not material to its financial statements for the current or prior years. In addition, the Company identified $1.6 million of additional federal income tax benefits during the third quarter of 2010.

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

29.	Future Adoption of Accounting Standards

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

On February 21, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.185 per share of common stock. The dividend is payable on April 15, 2011 to shareholders of record as of April 1, 2011. Based on the Company’s share count at December 31, 2010, the total dividends to be paid is approximately $11 million.

Subsequent to year end, the Company entered into a joint venture agreement in which it will have a 20% ownership interest. The Company’s initial capital contribution commitment to this venture is approximately $5.0 million and the Company expects to account for this interest as an equity method investment.

On February 24, 2011, the Company refinanced its existing $350 million senior unsecured revolving credit facility by entering into a new senior unsecured revolving credit agreement (“New Revolver”), with Wells Fargo Bank, National Association, as administrative agent and a syndicate of lenders. The New Revolver provides for a $300 million unsecured revolving credit facility with a final maturity date in February 2016. Up to $30 million of borrowings under the New Revolver may be used for letters of credit and up to $20 million of borrowings under the New Revolver may be used for swing-line loans.

The New Revolver is unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Company’s subsidiaries that currently guaranty the obligations under the Company’s Indenture governing the terms of its 5.70% senior notes due 2020.

The Company may at any time prior to the final maturity date increase the amount of the New Revolver by up to an additional $150 million to the extent that any one or more lenders commit to being a lender for the additional amount and certain other customary conditions are met.

The Company may elect to have borrowings under the New Revolver bear interest at (i) a base rate plus a margin ranging from 5 to 80 basis points based on the Company’s credit rating or (ii) LIBOR plus a margin ranging from 105 to 180 basis points based on the Company’s credit rating. In addition, the New Revolver requires the Company to pay a quarterly facility fee on the full amount of the commitments under the New Revolver (regardless of usage) ranging from 20 to 45 basis points based upon the credit rating of the Company.

The New Revolver requires that the Company and its restricted subsidiaries comply with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments and effecting mergers and/or asset sales. In addition, the New Revolver imposes financial maintenance covenants requiring the Company to maintain a total leverage ratio of not more than 3.5 to 1.0 and an interest coverage ratio of at least 3.5 to 1.0.

The New Revolver includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the New Revolver to be immediately due and payable.

The proceeds of the New Revolver are used for general corporate purposes, including working capital, debt repayment, stock repurchases, dividends, investments and other permitted uses.

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

An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

There have been no changes in the Company’s internal control over financial reporting that occurred during 2010 that materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management’s assessment under those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information regarding the number of shares of the Company’s common stock that were subject to outstanding stock options at December 31, 2010.

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	1,732,674	$$31.43	2,077,281
Equity compensation plans not approved by shareholders	Not applicable	Not applicable	Not applicable

Item 13.	Certain Relationships and Related Transactions and Director Independence.

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

4.02(o)	Indenture, dated August 25, 2010 between the Company and Wells Fargo Bank, National Association, as Trustee

4.03(o)	First Supplemental Indenture, dated August 25, 2010, between the Company, the Subsidiary Guarantors, and Wells Fargo Bank, National Association, as Trustee

10.1(c)	Amended and Restated Employment Agreement dated April 30, 2008, between Choice Hotels International, Inc. and Stephen P. Joyce

10.1A(r)	First Amendment to First Amended and Restated Employment Agreement dated September 16, 2010 between Choice Hotels International, Inc. and Stephen P. Joyce

10.2(d)	Third Amended and Restated Employment Agreement dated June 26, 2008 between Choice Hotels International, Inc. and Charles A. Ledsinger, Jr.

10.3(d)	Consulting Agreement between Choice Hotels International Inc., Choice Hotels International Services Corp. and Charles A. Ledsinger, Jr. effective December 21, 2009

10.04(e)	Amended and Restated Chairman’s Service Agreement dated September 10, 2008 by and between Choice Hotels International, Inc. and Stewart Bainum, Jr.

Exhibit Number	Description
10.05(f)	Amended and Restated Employment agreement dated April 13, 1999 between Choice Hotels International, Inc. and Thomas Mirgon

10.05A(g)	Amendment to Amended and Restated Employment agreement dated January 23, 2008 between Choice Hotels International, Inc. and Thomas Mirgon

10.05B(q)	Agreement and Release dated September 26, 2009 between Choice Hotels International, Inc. and Thomas Mirgon

10.06(h)	Choice Hotels International, Inc. 2006 Long- Term Incentive Plan

10.06A(l)	Amendment to Choice Hotels International, Inc. 2006 Long-Term Incentive Plan, dated January 1, 2009

10.06B(n)	Amendment to Choice Hotels International, Inc. 2006 Long-Term Incentive Plan, dated April 29, 2010

10.07(i)	Commercial Lease dated May 29, 1998 among Columbia Pike I, LLC and Colesville Road, LLC (each an assignee of Manor Care, Inc.) and Choice Hotels International, Inc.

10.8(l)	Second Amended and Restated Supplemental Executive Retirement Plan

10.9(l)	Amended and Restated Choice Hotels International, Inc. Executive Deferred Compensation Plan (for Grandfather Account Balances)

10.9A(l)	Choice Hotels International, Inc. Executive Deferred Compensation Plan (for Grandfather Account Balances)

10.10(j)	Non-Competition, Non-Solicitation, and Severance Benefit Agreement between Choice Hotels International, Inc. and Bruce N. Haase

10.11(p)	Non-Competition, Non-Solicitation & Severance Benefit Agreement between the Company and Mary Beth Knight

10.11A(p)	Amendment to Non-Competition, Non-Solicitation & Severance Benefit Agreement between the Company and Mary Beth Knight

13.01*	Valuation and Qualifying Accounts

14.01(k)	Code of Ethics

21.01*	Subsidiaries of Choice Hotels International, Inc.

23.01*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101*

The following statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 1, 2011, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Deficit and Comprehensive Income, (v) Notes to Financial Statements, tagged as blocks of text.

*	Filed herewith
(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Registration Statement on Form S-4, filed August 31, 1998.
(b)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated June 16, 2006, filed June 21, 2006.
(c)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated April 30, 2008, filed May 2, 2008.

(d)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K for dated June 26, 2008, filed on June 27, 2008.
(e)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed on November 10, 2008.
(f)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed on June 4, 1999.
(g)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated January 23, 2008, filed January 24, 2008.
(h)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on form 8-K dated May 1, 2006, filed on May 5, 2006.
(i)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 30, 1999.
(j)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated January 25, 2008, filed January 30, 2008.
(k)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004.
(l)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed March 2, 2009.
(m)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated February 15, 2010, filed February 16, 2010.
(n)	Incorporated by reference to the identical document filed as Appendix B to Choice Hotels International, Inc.’s Definitive Proxy Statement on Form DEF 14A K filed March 25, 2010.
(o)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated August 25, 2010, filed August 25, 2010.
(p)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated October 4, 2010, filed October 8, 2010.
(q)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 1, 2010.
(r)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 9, 2010.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

By:	/s/ STEPHEN P. JOYCE
Stephen P. Joyce President and Chief Executive Officer

Dated: March 1, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEWART BAINUM, JR. Stewart Bainum, Jr.	Chairman, Director	March 1, 2011

/s/ STEPHEN P. JOYCE Stephen P. Joyce	President and Chief Executive Officer (Principal Executive Officer)	March 1, 2011

/s/ WILLIAM L. JEWS William L. Jews	Director	March 1, 2011

/s/ ERVIN R. SHAMES Ervin R. Shames	Director	March 1, 2011

/s/ JOHN T. SCHWIETERS John T. Schwieters	Director	March 1, 2011

/s/ FIONA P. DIAS Fiona P. Dias	Director	March 1, 2011

/s/ DAVID SULLIVAN David Sullivan	Director	March 1, 2011

/s/ GORDON SMITH Gordon Smith	Director	March 1, 2011

/s/ SCOTT A. RENSCHLER Scott A. Renschler, Psy.D	Director	March 1, 2011

/s/ DAVID L. WHITE David L. White	Senior Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)	March 1, 2011

/s/ SCOTT E. OAKSMITH Scott E. Oaksmith	Controller (Principal Accounting Officer)	March 1, 2011