Form 10-Q
period 2011-03-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2011-05-09
CIK 1046311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CLASS	SHARES OUTSTANDING AT MARCH 31, 2011
Common Stock, Par Value $0.01 per share	59,807,015

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2011	2010
REVENUES:
Royalty fees	$44,240	$41,021
Initial franchise and relicensing fees	2,614	1,912
Procurement services	3,165	3,245
Marketing and reservation	62,967	58,840
Hotel operations	864	867
Other	1,431	1,536

Total revenues	115,281	107,421

OPERATING EXPENSES:
Selling, general and administrative	23,847	21,816
Depreciation and amortization	1,955	2,172
Marketing and reservation	62,967	58,840
Hotel operations	833	756

Total operating expenses	89,602	83,584

Operating income	25,679	23,837

OTHER INCOME AND EXPENSES, NET:
Interest expense	3,224	621
Interest income	(210)	(60)
Other gains and losses	1,043	(1,017)
Equity in net income of affiliates	(301)	(353)

Total other income and expenses, net	3,756	(809)

Income before income taxes	21,923	24,646
Income taxes	6,193	8,853

Net income	15,730	$15,793

Basic earnings per share	$0.26	$0.27

Diluted earnings per share	$0.26	$0.26

Cash dividends declared per share	$0.185	$0.185

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED, IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	March 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$76,405	$91,259
Receivables (net of allowance for doubtful accounts of $10,251 and $9,159, respectively)	48,279	47,638
Deferred income taxes	429	429
Other current assets	22,755	24,256

Total current assets	147,868	163,582

Property and equipment, at cost, net	54,296	55,662
Goodwill	66,042	66,041
Franchise rights and other identifiable intangibles, net	19,962	20,825
Receivable – marketing and reservation fees	54,719	42,507
Investments, employee benefit plans, at fair value	24,728	23,365
Deferred income taxes	24,460	24,435
Other assets	20,298	15,305

Total assets	$412,373	$411,722

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$38,730	$41,168
Accrued expenses	28,963	47,818
Deferred revenue	72,039	67,322
Current portion of long-term debt	508	420
Deferred compensation and retirement plan obligations	2,573	2,552
Revolving credit facility	0	200
Income taxes payable	6,928	5,778

Total current liabilities	149,741	165,258

Long-term debt	260,007	251,554
Deferred compensation and retirement plan obligations	34,660	35,707
Other liabilities	16,995	17,274

Total liabilities	461,403	469,793

Commitments and Contingencies

SHAREHOLDERS’ DEFICIT
Common stock, $0.01 par value, 160,000,000 shares authorized; 95,345,362 shares issued at March 31, 2011 and December 31, 2010 and 59,807,015 and 59,583,770 shares outstanding at March 31, 2011 and December 31, 2010, respectively	598	596
Additional paid-in capital	92,019	92,774
Accumulated other comprehensive loss	(6,482)	(7,192)
Treasury stock (35,538,347 and 35,761,592 shares at March 31, 2011 and December 31, 2010, respectively), at cost	(867,960)	(872,306)
Retained earnings	732,795	728,057

Total shareholders’ deficit	(49,030)	(58,071)

Total liabilities and shareholders’ deficit	$412,373	$411,722

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, IN THOUSANDS)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,730	$15,793
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	1,955	2,172
Provision for bad debts	778	856
Non-cash stock compensation and other charges	4,513	2,670
Non-cash interest and other income	(350)	(987)
Equity in net income of affiliates	(301)	(353)
Changes in assets and liabilities, net of acquisitions:
Receivables	(1,250)	(435)
Receivable – marketing and reservation fees, net	(8,979)	(10,909)
Accounts payable	(1,775)	3,294
Accrued expenses	(18,931)	(10,611)
Income taxes payable/receivable	1,182	4,667
Deferred income taxes	(12)	(65)
Deferred revenue	4,709	9,138
Other assets	(1,147)	(6,898)
Other liabilities	(1,339)	(1,352)

Net cash provided (used) by operating activities	(5,217)	6,980

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(1,835)	(4,558)
Equity method investments	(1,600)	0
Acquisitions, net of cash acquired	0	(466)
Issuance of notes receivable	(1,477)	(534)
Collections of notes receivable	7	10
Purchases of investments, employee benefit plans	(897)	(1,104)
Proceeds from sale of investments, employee benefit plans	310	522
Other items, net	(95)	(124)

Net cash used in investing activities	(5,587)	(6,254)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings pursuant to revolving credit facilities	7,900	16,200
Repayments of long-term debt	(5)	0
Purchase of treasury stock	(2,207)	(8,936)
Dividends paid	(10,950)	(10,945)
Excess tax benefits from stock-based compensation	834	49
Debt issuance costs	(2,207)	0
Proceeds from exercise of stock options	2,238	648

Net cash used in financing activities	(4,397)	(2,984)

Net change in cash and cash equivalents	(15,201)	(2,258)
Effect of foreign exchange rate changes on cash and cash equivalents	347	(19)
Cash and cash equivalents at beginning of period	91,259	67,870

Cash and cash equivalents at end of period	76,405	$65,593

Supplemental disclosure of cash flow information:
Cash payments during the period for:
Income taxes, net of refunds	$3,756	$3,748
Interest	$7,309	$646
Non-cash investing and financing activities:
Declaration of dividends	$10,992	$10,971
Capital lease obligation	$430	$0
Issuance of restricted shares of common stock	$7,452	$8,163
Issuance of performance vested restricted stock units	$0	$256
Issuance of treasury stock to employee stock purchase plan	$185	$151

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Company Information and Significant Accounting Policies

The accompanying unaudited consolidated financial statements of Choice Hotels International, Inc. and subsidiaries (together the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (which include any normal recurring adjustments) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The year end balance sheet information was derived from audited financial statements, but does not include all disclosures required by GAAP. The Company believes the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2010 and notes thereto included in the Company’s Form 10-K, filed with the SEC on March 1, 2011 (the “10-K”). Interim results are not necessarily indicative of the entire year results because of seasonal variations. All intercompany transactions and balances between Choice Hotels International, Inc. and its subsidiaries have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. As of March 31, 2011 and December 31, 2010, $2.6 million and $2.8 million, respectively, of book overdrafts representing outstanding checks in excess of funds on deposit are included in accounts payable in the accompanying consolidated balance sheets.

The Company maintains cash balances in domestic banks, which at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation. In addition, the Company also maintains cash balances in international banks which do not provide deposit insurance.

Recently Adopted Accounting Guidance

In September 2009, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables” (“EITF 08-1”). EITF 08-1 updates the current guidance pertaining to multiple-element revenue arrangements included in Accounting Standards Codification (“ASC”) Subtopic 605-25, which originated primarily from EITF 00-21, also titled “Revenue Arrangements with Multiple Deliverables.” EITF 08-1 was effective for annual reporting periods beginning January 1, 2011 for calendar year entities with earlier adoption permitted. The adoption of these provisions did not have a material impact on our consolidated financial statements.

In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20, which updates the guidance in ASC Topic 310, Receivables, related to disclosures about the credit quality of financing receivables and the allowance for credit losses. The new disclosures require disaggregated information related to financing receivables and will include for each class of financing receivables, among other things: a roll forward for the allowance for credit losses, credit quality information, impaired loan information, modification information, non-accrual and past-due information. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. Disclosures of reporting period activity (i.e. allowance roll-forward) are required for interim and annual periods beginning after December 15, 2010. The Company has updated its disclosures as appropriate.

2. Other Current Assets

Other current assets consist of the following:

	March 31, 2011	December 31, 2010
	(In thousands)
Land held for sale	$8,103	$11,089
Prepaid expenses	8,782	8,070
Notes receivable (See Note 3)	3,950	3,966
Other current assets	1,920	1,131

Total	$22,755	$24,256

Land held for sale represents the Company’s purchase of various parcels of real estate as part of its program to incent franchise development in top markets for certain brands. The Company has acquired this real estate with the intent to resell it to third-party developers for the construction of hotels operated under the Company’s brands. During the three months ended March 31, 2011, the Company determined that one parcel of land no longer met the criteria to be classified as a current asset held for sale since it was no longer probable that the parcel would be sold within one year. As a result, the Company has reclassified this land to other long-term assets on the Company’s consolidated balance sheet at the lower of its carrying amount or fair value. The Company has determined that the carrying amount of the land exceeded its estimated fair value by approximately $1.8 million based on comparable sales. As a result, the Company has reduced the carrying amount of the land to its estimated fair value and recognized a $1.8 million loss in other gains and losses in the consolidated statements of income.

	Fair Value Measurements Using
	($ in millions)
Description	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Land held for sale(1)	$1.3	—	$1.3	—	($1.8)

(1)	Included in Other Assets

3. Notes Receivable and Allowance for Losses

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

The following table shows the composition of our notes receivable balances:

	March 31, 2011			December 31, 2010
	($ in thousands)			($ in thousands)
Credit Quality Indicator	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Total	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Total
Senior	$—	$3,872	$3,872	$—	$3,846	$3,846
Subordinated	—	14,616	14,616	—	14,494	14,494
Unsecured	7,709	—	7,709	7,753	—	7,753

Total notes receivable	7,709	18,488	26,197	7,753	18,340	26,093

Allowance for losses on non-impaired loans	769	624	1,393	775	613	1,388
Allowance for losses on receivables specifically evaluated for impairment	—	8,638	8,638	—	8,638	8,638

Total loan reserves	769	9,262	10,031	775	9,251	10,026

Net carrying value	$6,940	$9,226	$16,166	$6,978	$9,089	$16,067

Current portion, net	$109	$3,841	$3,950	$114	$3,852	$3,966
Long-term portion, net	6,831	5,385	12,216	6,864	5,237	12,101

Total	$6,940	$9,226	$16,166	$6,978	$9,089	$16,067

The Company classifies notes receivable due within one year as other current assets and notes receivable with a maturity greater than one year as other assets in the Company’s consolidated balance sheets.

The following table summarizes the activity related to the Company’s Forgivable Notes Receivable and Mezzanine and & Other Notes Receivable allowance for losses from December 31, 2010 through March 31, 2011:

	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable
	(In thousands)
Balance, December 31, 2010	$775	$9,251
Provisions	58	11
Recoveries	2	—
Write-offs	—	—
Other (1)	(66)	—

Balance, March 31, 2011	$769	$9,262

(1)	Consists of default rate assumption changes

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

As of March 31, 2011 and December 31, 2010, the unamortized balance of these notes totaled $7.7 million and $7.8 million, respectively. The Company recorded an allowance for credit losses on these forgivable notes receivable of $0.8 million at both March 31, 2011 and December 31, 2010. Amortization expense included in the accompanying consolidated statements of income related to the notes was $0.5 million for both the three months ended March 31, 2011 and 2010. At March 31, 2011, the Company had commitments to extend an additional $6.6 million in forgivable notes receivable provided certain commitments are met by its franchisees, of which $3.2 is expected to be advanced in the next twelve months.

Mezzanine and Other Notes Receivable

The Company has provided financing to franchisees in support of the development of properties in key markets. These notes include non-interest bearing receivables as well as notes bearing market interest and are due upon maturity. Non-interest bearing notes are recorded net of their unamortized discounts. At March 31, 2011 and December 31, 2010, all discounts were fully amortized. Interest income associated with these note receivable is reflected in the accompanying consolidated statements of income under the caption of interest income.

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

Notes receivable totaling $10.8 million was determined to be impaired at both March 31, 2011 and December 31, 2010. The Company has recorded an $8.6 million allowance for credit losses on these impaired loans at both March 31, 2011 and December 31, 2010 resulting in a carrying value of $2.2 million. The Company did not recognize interest income on either the accrual or cash basis on its impaired loans during the periods ended March 31, 2011 and 2010. The Company had provided loan reserves on non-impaired loans total $0.6 million at both March 31, 2011 and December 31, 2010, respectively.

At March 31, 2011, the Company had a commitment to extend an additional. $0.4 million in mezzanine and other notes receivables provided certain conditions are met.

Past due balances of mezzanine and other notes receivable by credit quality indicators are as follows:

	30-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Receivables
	($ in thousands)
As of March 31, 2011
Senior	$—	$—	$—	$3,872	$3,872
Subordinated	—	10,931	10,931	3,685	14,616

	$—	$10,931	$10,931	$7,557	$18,488

As of December 31, 2010

Senior	$—	$—	$—	$3,846	$3,846
Subordinated	—	10,931	10,931	3,563	14,494

	$—	$10,931	$10,931	$7,409	$18,340

4. Receivable – Marketing and Reservation Fees

The marketing fees receivable from cumulative marketing expenses incurred in excess of cumulative marketing fees earned at March 31, 2011 and December 31, 2010 was $21.5 million and $17.0 million, respectively. As of March 31, 2011 and December 31, 2010, the reservation fees receivable related to cumulative reservation expenses incurred in excess of cumulative reservation fees earned was $33.2 million and $25.5 million, respectively. Depreciation and amortization expense attributable to marketing and reservation activities for the three months ended March 31, 2011 and 2010 was $3.2 million and $2.7 million, respectively. Interest expense attributable to reservation activities was $1.0 million and $0.1 million for the three months ended March 31, 2011 and 2010, respectively.

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

5. Other Assets

Other assets consist of the following:

	March 31, 2011	December 31, 2010
	(In thousands)
Notes receivable (see Note 3)	$12,216	$12,101
Deferred financing fees	3,886	2,102
Equity method investments	2,170	251
Other	2,026	851

Total	$20,298	$15,305

6. Deferred Revenue

Deferred revenue consists of the following:

	March 31, 2011	December 31, 2010
	(In thousands)
Loyalty programs	$61,548	$61,604
Initial, relicensing and franchise fees	4,178	4,631
Procurement service fees	2,065	1,052
Other	4,248	35

Total	$72,039	$67,322

7. Debt

Debt consists of the following at:

	December 31,
	March 31, 2011	December 31, 2010
	(In thousands)
$300 million senior unsecured revolving credit facility with an effective interest rate of 1.72% at March 31, 2011	$8,100	$—
$250 million senior notes with an effective interest rate of 6.19% at March 31, 2011 and December 31, 2010	249,395	249,379
$350 million senior unsecured revolving credit facility with an effective interest rate of 0.675% at December 31, 2010	—	200
Capital lease obligations due 2016 with an effective interest rate of 4.66% at March 31, 2011 and December 31, 2010	2,968	2,538
Other notes payable	52	57

Total debt	$260,515	$252,174
Less current portion	508	620

Total long-term debt	$260,007	$251,554

On February 24, 2011, the Company entered into a new $300 million senior unsecured revolving credit agreement (the “Revolver”) with Wells Fargo Bank, National Association, as administrative agent and a syndicate of lenders. Simultaneously with the closing of the Revolver, the $350 million unsecured revolving credit agreement dated as of June 2006 (the “Old Revolver”) was terminated. The Revolver provides for a $300 million unsecured revolving credit facility with a final maturity date on February 24, 2016. Up to $30 million of borrowings under the Revolver may be used for letters of credit and up to $20 million of borrowings under the Revolver may be used for swing-line loans.

The Revolver is unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Company’s subsidiaries that currently guaranty the obligations under the Company’s Indenture governing the terms of its 5.70% senior notes due 2020.

The Company may at any time prior to the final maturity date increase the amount of the Revolver by up to an additional $150 million to the extent that any one or more lenders commit to being a lender for the additional amount and certain other customary conditions are met.

The Company may elect to have borrowings under the Revolver bear interest at (i) a base rate plus a margin ranging from 5 to 80 basis points based on the Company’s credit rating or (ii) LIBOR plus a margin ranging from 105 to 180 basis points based on the Company’s credit rating. In addition, the Revolver requires the Company to pay a quarterly facility fee on the full amount of the commitments under the Revolver (regardless of usage) ranging from 20 to 45 basis points based upon the credit rating of the Company.

The Revolver requires that the Company and its restricted subsidiaries comply with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments and effecting mergers and/or asset sales. In addition, the Revolver imposes financial maintenance covenants requiring the Company to maintain a total leverage ratio of not more than 3.5 to 1.0 and an interest coverage ratio of at least 3.5 to 1.0. The Revolver includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Revolver to be immediately due and payable.

The proceeds of the Revolver are used for general corporate purposes, including working capital, debt repayment, stock repurchases, dividends, investments and other permitted uses.

Debt issuance costs incurred in connection with the Revolver totaled $2.4 million and are being amortized, on a straight-line basis, which is not materially different than the effective interest method, through the maturity of the Revolver. Amortization of these costs is included in interest expense in the accompanying statements of income.

On August 25, 2010, the Company completed a $250 million senior unsecured note offering (“the Senior Notes”) at a discount of $0.6 million, bearing a coupon of 5.7% with an effective rate of 6.19%. The Senior Notes will mature on August 28, 2020, with interest on the Senior Notes to be paid semi-annually on February 28th and August 28th. The Company used the net proceeds from the offering, after deducting underwriting discounts and other offering expenses, to repay outstanding borrowings under the Old Revolver and other general corporate purposes. The Company’s Senior Notes are guaranteed jointly, severally, fully and unconditionally by eight 100%-owned domestic subsidiaries.

8. Pension Plan

The Company sponsors an unfunded non-qualified defined benefit plan (“SERP”) for certain senior executives. No assets are held with respect to the SERP, therefore benefits are funded as paid to participants. For the three months ended March 31, 2011 and 2010, the Company recorded $0.1 million and $0.1 million, respectively for expenses related to the SERP which are included in SG&A expense in the accompanying consolidated statement of income. Benefit payments totaling $0.4 million are currently scheduled to be remitted within the next twelve months.

The following table presents the components of net periodic benefit costs for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(In thousands)	2011	2010
Components of net periodic pension cost:
Interest cost	135	135

Net periodic pension cost	$135	$135

The 2011 monthly net periodic pension costs are approximately $0.5 million. The components of projected pension costs for the year ended December 31, 2011 are as follows:

(in thousands)
Components of net periodic pension cost:
Interest cost	$541

Net periodic pension cost	$541

The following is a reconciliation of the changes in the projected benefit obligation for the three months ended March 31, 2011:

(in thousands)
Projected benefit obligation, December 31, 2010	$10,034
Interest cost	135
Actuarial loss	16
Benefit payments	(111)

Projected benefit obligation, March 31, 2011	$10,074

The amounts in accumulated other comprehensive income (loss) that have not yet been recognized as components of net periodic benefit costs at March 31, 2011 are as follows:

(in thousands)
Transition asset (obligation)	$—
Prior service cost	—
Accumulated loss	(657)

Total	$(657)

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

In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan (“EDCP”) which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust. Prior to January 1, 2010, participants could elect an investment return of either the annual yield of the Moody’s Average Corporate Bond Rate Yield Index plus 300 basis points, or a return based on a selection of available diversified investment options. Effective January 1, 2010, the Moody’s Average Corporate Bond Rate Yield Index plus 300 basis points is no longer an investment option for salary deferrals made on compensation earned after December 31, 2010. As of March 31, 2011 and December 31, 2010, the Company recorded a deferred compensation liability of $16.1 million and $17.6 million, respectively related to these deferrals and credited investment returns. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. Compensation expense recorded in SG&A for the three months ended March 31, 2011 and 2010 were $0.3 million and $0.2 million, respectively.

The Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that partially offset the earnings credited to the participants. The diversified investments held in the trusts totaled $14.6 million and $13.6 million as of March 31, 2011 and December 31, 2010, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying statements of income. The Company recorded investment gains during the three months ended March 31, 2011 and 2010 of $0.4 million and $0.5 million, respectively.

In 1997, the Company adopted the Choice Hotels International, Inc. Nonqualified Retirement Savings and Investment Plan (“Non-Qualified Plan”). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. As of March 31, 2011 and December 31, 2010, the Company had recorded a deferred compensation liability of $11.1 million and $10.6 million, respectively related to these deferrals. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. The net increase in compensation expense recorded in SG&A for the three months ended March 31, 2011 and 2010 was $0.4 million for both periods.

The diversified investments held in the trusts were $10.2 million and $9.7 million as of March 31, 2011 and December 31, 2010, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying statements of income. The Company recorded investment gains during the three months ended March 31, 2011 and 2010 of $0.3 million for both periods. In addition, the Non-Qualified Plan held shares of the Company’s common stock with a market value of $0.9 million at both March 31, 2011 and December 31, 2010.

10. Fair Value Measurements

The Company estimates the fair value of our financial instruments utilizing a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. There have been no significant transfers into or out of Level 1 or Level 2 inputs during the three months ended March 31, 2011. The following summarizes the three levels of inputs, as well as the assets that the Company values using those levels of inputs.

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

	Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets (in thousands)
As of March 31, 2011
Money market funds, included in cash and cash equivalents	$10,001	$—	$10,001	$—
Mutual funds(1)	22,183	22,183	—	—
Money market funds(1)	2,545	—	2,545	—

	$34,729	$22,183	$12,546	$—

As of December 31, 2010
Money market funds, included in cash and cash equivalents	$10,001	$—	$10,001	$—
Mutual funds(1)	20,917	20,917	—	—
Money market funds(1)	2,448	—	2,448	—

	$33,366	$20,917	$12,449	$—

(1)	Included in Investments, employee benefit plans, fair value on the consolidated balance sheets.

The Company believes that the fair values of its current assets and current liabilities approximate their reported carrying amounts due to the short-term nature of these items. In addition, the interest rates of the Company’s Revolver adjust frequently based on current market rates; accordingly its carrying amount approximates fair value.

The Company estimates the fair value of its senior notes, using quoted market prices. At March 31, 2011, the senior notes had an approximate fair value of $245.2 million.

11. Income Taxes

The effective income tax rate was 28.2% and 35.9% for the three months ended March 31, 2011 and March 31, 2010, respectively.

The effective income tax rates for the three months ended March 31, 2011 differed from the U.S. federal statutory rate of 35% primarily due to a $1.4 million adjustment that reduced current federal taxes payable. The Company believes that this adjustment is not material to its financial statements for prior annual or interim periods, the three months ended March 31, 2011 or the Company’s expected annual results for the year ended December 31, 2011. The rate was also impacted by the effect of foreign operations, partially offset by state income taxes.

12. Share-Based Compensation and Capital Stock

Stock Options

The Company granted 0.2 million options to certain employees of the Company at fair value of $2.1 million during the three months ended March 31, 2011 and 0.2 million options with a fair value of $2.5 million during the three months ended March 31, 2010. The stock options granted by the Company had an exercise price equal to the market price of the Company’s common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2011 Grants	2010 Grants
Risk-free interest rate	2.10%	2.18%
Expected volatility	39.51%	41.92%
Expected life of stock option	4.4 years	4.4 years
Dividend yield	1.79%	2.27%
Requisite service period	4 years	4 years
Contractual life	7 years	7 years
Weighted average fair value of options granted	$12.42	$9.98

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

The aggregate intrinsic value of the stock options outstanding and exercisable at March 31, 2011 was $12.1 million and $7.3 million, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2011 and 2010 was approximately $1.7 million and $0.8 million, respectively.

The Company received approximately $2.2 million and $0.6 million in proceeds from the exercise of approximately 0.1 million and 0.04 million employee stock options during the three month periods ended March 31, 2011 and 2010, respectively.

Restricted Stock

The following table is a summary of activity related to restricted stock grants:

	Three Months Ended March 31,
	2011	2010
Restricted share grants	180,645	250,390
Weighted average grant date fair value per share	$41.25	$32.60
Aggregate grant date fair value ($000)	$7,452	$8,163
Restricted shares forfeited	5,806	8,194
Vesting service period of shares granted	3-4 years	3-4 years
Grant date fair value of shares vested ($000)	$4,831	$4,406

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

The following table is a summary of activity related to PVRSU grants:

	Three Months Ended March 31,
	2011	2010
Performance vested restricted stock units granted at target	25,036	33,517
Weighted average grant date fair value per share	$41.25	$32.60
Aggregate grant date fair value ($000)	$1,033	$1,093
Stock units forfeited	39,070	9,650
Requisite service period	3 years	3 years

During the three months ended March 31, 2011, no PVRSU grants vested. PVRSU grants totaling 39,070 units were forfeited since the Company did not achieve the minimum performance conditions contained in the stock awards. During the three months ended March 31, 2010, PVRSU grants totaling 10,880 vested at a fair value of $0.3 million. These PVRSU grants were initially granted at a target of 15,541 units; however, since the Company achieved only 70% of the targeted performance during the three months ended March 31, 2010, 4,989 units were forfeited since the performance targets of the applicable PVRSU grant were not achieved.

A summary of stock-based award activity as of March 31, 2011 and changes during the three months ended are presented below:

	Three Months Ended March 31, 2011
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	1,732,674	$31.43		592,131	$31.81	127,912	$33.43
Granted	166,306	41.25		180,645	41.25	25,036	41.25
Exercised/Vested	(98,936)	22.62		(151,016)	31.99	—	—
Forfeited/Expired	(26,212)	29.55		(5,806)	31.26	(39,070)	31.85

Outstanding at March 31, 2011	1,773,832	$32.87	5.0 years	615,954	$34.54	113,878	$35.70

Options exercisable at March 31, 2011	966,264	$32.48	4.5 years

The components of the Company’s pretax stock-based compensation expense and associated income tax benefits are as follows for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(in millions)	2011	2010
Stock options	$0.6	$0.6
Restricted stock	1.7	1.7
Performance vested restricted stock units	0.1	0.1

Total	$2.4	$2.4

Income tax benefits	$0.9	$0.9

Dividends

On February 21, 2011, the Company’s board of directors declared a cash dividend of $0.185 per share (or approximately $11.0 million in the aggregate), which was paid on April 15, 2011 to shareholders of record as of April 1, 2011.

On February 16, 2010, the Company’s board of directors declared a quarterly cash dividend of $0.185 per share (or approximately $11.0 million in the aggregate), which was paid on April 16, 2010 to shareholders of record as of April 5, 2010.

Stock Repurchase Program

No shares of common stock were purchased by the Company under the share repurchase program during the three months ended March 31, 2011. During the three months ended March 31, 2010, the Company purchased 0.2 million of shares of common stock under the share repurchase program at a total cost of $6.9 million.

During the three months ended March 31, 2011 and 2010, the Company redeemed 55,295 and 65,133 shares of common stock at a total cost of approximately $2.2 million and $2.1 million, respectively, from employees to satisfy statutory minimum tax requirements from the vesting of restricted stock and PVRSU grants. These redemptions were outside the share repurchase program initiated in March 1998.

13. Comprehensive Income

The components of accumulated other comprehensive income (loss) is as follows:

(In thousands)	March 31, 2011	December 31, 2010
Foreign currency translation adjustments	$2,045	$1,540
Deferred loss on cash flow hedge	(8,116)	(8,331)
Changes in pension benefit obligation recognized in other comprehensive income (loss)	(411)	(401)

Total accumulated other comprehensive income (loss)	$(6,482)	$(7,192)

The differences between net income and comprehensive income are described in the following table:

	Three Months Ended March 31,
(In thousands)	2011	2010
Net income	$15,730	$15,793
Other comprehensive income, net of tax:
Amortization of loss on cash flow hedge	215	—
Foreign currency translation adjustment, net	505	6
Actuarial pension loss, net of tax	(10)	—

Other comprehensive income, net of tax	710	6

Comprehensive income	$16,440	$15,799

14. Earnings Per Share

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2011	2010
Computation of Basic Earnings Per Share:
Net income	$15,730	$15,793
Income allocated to participating securities	(156)	(157)

Net income available to common shareholders	$15,574	$15,636

Weighted average common shares outstanding – basic	59,081	58,924

Basic earnings per share	$0.26	$0.27

Computation of Diluted Earnings Per Share:
Net income	$15,730	$15,793
Income allocated to participating securities	(156)	(157)

Net income available to common shareholders	$15,574	$15,636

Weighted average common shares outstanding – basic	59,081	58,924
Diluted effect of stock options and PVRSUs	151	86

Weighted average shares outstanding-diluted	59,232	59,010

Diluted earnings per share	$0.26	$0.26

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

At both March 31, 2011 and 2010, the Company had 1.8 million outstanding stock options. Stock options are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the period, unless the stock options would be anti-dilutive. For the three months ended March 31, 2011 and 2010, the Company excluded 0.4 million and 0.7 million of anti-dilutive stock options from the diluted earnings per share calculation, respectively.

PVRSUs are also included in the diluted earnings per share calculation assuming the performance conditions have been met at the reporting date. However, at March 31, 2011 and 2010, PVRSUs totaling 113,878 and 131,372, respectively were excluded from the computation since the performance conditions had not been met.

15. Condensed Consolidating Financial Statements

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

Choice Hotels International, Inc.

Condensed Consolidating Statement of Income

For the Three Months Ended March 31, 2011

(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$38,501	$27,107	$6,667	$(28,035)	$44,240
Initial franchise and relicensing fees	2,614	—	—	—	2,614
Procurement services	3,165	—	—	—	3,165
Marketing and reservation	50,171	68,794	3,901	(59,899)	62,967
Other items, net	1,247	864	184	—	2,295

Total revenues	95,698	96,765	10,752	(87,934)	115,281

OPERATING EXPENSES:
Selling, general and administrative	56,872	23,871	4,408	(61,304)	23,847
Marketing and reservation	19,503	66,055	4,039	(26,630)	62,967
Other items, net	708	1,864	216	—	2,788

Total operating expenses	77,083	91,790	8,663	(87,934)	89,602

Operating income	18,615	4,975	2,089	—	25,679
OTHER INCOME AND EXPENSES, NET:
Interest expense	4,173	(951)	2	—	3,224

Equity in earnings of consolidated subsidiaries	(5,073)	—	—	5,073	—

Other items, net	(198)	(723)	1,453	—	532

Total other income and expenses, net	(1,098)	(1,674)	1,455	5,073	3,756

Income before income taxes	19,713	6,649	634	(5,073)	21,923
Income taxes (benefit)	3,983	2,534	(324)	—	6,193

Net income	$15,730	$4,115	$958	$(5,073)	$15,730

Choice Hotels International, Inc.

Condensed Consolidating Statement of Income

For the Three Months Ended March 31, 2010

(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$35,852	$24,298	$6,399	$(25,528)	$41,021
Initial franchise and relicensing fees	1,912	—	—	—	1,912
Procurement services	3,245	—	—	—	3,245
Marketing and reservation	47,980	65,123	3,447	(57,710)	58,840
Other items, net	1,424	867	112	—	2,403

Total revenues	90,413	90,288	9,958	(83,238)	107,421

OPERATING EXPENSES:
Selling, general and administrative	21,734	21,855	3,755	(25,528)	21,816
Marketing and reservation	50,203	62,706	3,641	(57,710)	58,840
Other items, net	984	1,745	199	—	2,928

Total operating expenses	72,921	86,306	7,595	(83,238)	83,584

Operating income	17,492	3,982	2,363	—	23,837
OTHER INCOME AND EXPENSES, NET:
Interest expense	704	(84)	1	—	621
Equity earnings of consolidated subsidiaries	(5,389)	—	—	5,389	—
Other items, net	(61)	(789)	(580)	—	(1,430)

Total other income and expenses, net	(4,746)	(873)	(579)	5,389	(809)

Income before income taxes	22,238	4,855	2,942	(5,389)	24,646
Income taxes	6,445	2,051	357	—	8,853

Net income	$15,793	$2,804	$2,585	$(5,389)	$15,793

Choice Hotels International, Inc.

Condensed Consolidating Balance Sheet

As of March 31, 2011

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Cash and cash equivalents	$3,847	$259	$72,299	—	$76,405
Receivables	40,822	1,449	6,008	—	48,279
Other current assets	5,485	18,970	3,580	(4,851)	23,184

Total current assets	50,154	20,678	81,887	(4,851)	147,868
Property and equipment, at cost, net	10,500	42,444	1,352	—	54,296
Goodwill	60,620	5,193	229	—	66,042
Franchise rights and other identifiable intangibles, net	12,708	3,797	3,457	—	19,962
Receivable – marketing and reservation fees	54,719	—	—	—	54,719
Investment in and advances to affiliates	261,787	197,685	6,508	(465,980)	—
Investments, employee benefit plans, at fair value	—	24,728	—	—	24,728
Deferred income taxes	4,572	19,751	137	—	24,460
Other assets	9,271	7,201	3,826	—	20,298

Total assets	$464,331	$321,477	$97,396	$(470,831)	$412,373

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$8,867	$25,484	$4,379	$—	$38,730
Accrued expenses	13,805	13,922	1,236	—	28,963
Deferred revenue	10,913	60,235	891	—	72,039
Current portion of long-term debt	—	494	14	—	508
Income taxes payable	9,579	—	1,546	(4,197)	6,928
Other current liabilities	—	3,227	—	(654)	2,573

Total current liabilities	43,164	103,362	8,066	(4,851)	149,741
Long-term debt	257,495	2,476	36	—	260,007
Deferred compensation & retirement plan obligations	—	34,654	6	—	34,660
Advances from affiliates	203,544	505	12,411	(216,460)	—
Other liabilities	9,158	7,794	43	—	16,995

Total liabilities	513,361	148,791	20,562	(221,311)	461,403

Total shareholders’ (deficit) equity	(49,030)	172,686	76,834	(249,520)	(49,030)

Total liabilities and shareholders’ deficit	$464,331	$321,477	$97,396	$(470,831)	$412,373

Choice Hotels International, Inc.

Condensed Consolidating Balance Sheet

As of December 31, 2010

(In Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Cash and cash equivalents	$4,849	$18,659	$67,751	$—	$91,259
Receivables	40,160	2,055	5,423	—	47,638
Other current assets	5,193	19,616	6,444	(6,568)	24,685

Total current assets	50,202	40,330	79,618	(6,568)	163,582

Property and equipment, at cost, net	11,586	42,678	1,398	—	55,662
Goodwill	60,620	5,193	228	—	66,041
Franchise rights and other identifiable intangibles, net	13,315	3,953	3,557	—	20,825
Investments, employee benefit plans, at fair value	—	23,365	—	—	23,365
Investment in and advances to affiliates	251,245	186,045	7,338	(444,628)	—
Receivable, marketing and reservation fees	42,507	—	—	—	42,507
Deferred income taxes	4,560	19,745	130	—	24,435
Other assets	7,339	7,366	600	—	15,305

Total assets	$441,374	$328,675	$92,869	$(451,196)	$411,722

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Accounts payable	$5,700	$31,475	$3,993	—	$41,168
Accrued expenses	19,257	26,890	1,671	—	47,818
Deferred revenue	14,070	52,256	996	—	67,322
Revolving credit facility	200	—	—	—	200
Current portion of long-term debt	—	403	17	—	420
Income taxes payable	9,395	—	2,297	(5,914)	5,778
Other current liabilities	—	3,206	—	(654)	2,552

Total current liabilities	48,622	114,230	8,974	(6,568)	165,258

Long-term debt	249,379	2,137	38	—	251,554
Deferred compensation & retirement plan obligations	—	35,707	—	—	35,707
Advances from affiliates	192,077	1,097	10,137	(203,311)	—
Other liabilities	9,367	7,880	27	—	17,274

Total liabilities	499,445	161,051	19,176	(209,879)	469,793

Total shareholders’ (deficit) equity	(58,071)	167,624	73,693	(241,317)	(58,071)

Total liabilities and shareholders’ deficit	$441,374	$328,675	$92,869	$(451,196)	$411,722

Choice Hotels International, Inc.

Condensed Consolidating Statement of Cash Flows

For the Three Months ended March 31, 2011

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) from operating activities	$4,590	$(15,659)	$5,852	—	$(5,217)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(205)	(1,601)	(29)	—	(1,835)
Equity method investments	—	—	(1,600)	—	(1,600)
Issuance of notes receivable	(49)	(1,406)	(22)	—	(1,477)
Collection of notes receivable	—	7	—	—	7
Purchases of investments, employee benefit plans	—	(897)	—	—	(897)
Proceeds from the sales of investments, employee benefit plans	—	310	—	—	310
Other items, net	(113)	13	5	—	(95)

Net cash provided (used) in investing activities	(367)	(3,574)	(1,646)	—	(5,587)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings pursuant to revolving credit facilities	7,900	—	—	—	7,900
Repayments of long-term debt	—	—	(5)	—	(5)
Purchase of treasury stock	(2,207)	—	—	—	(2,207)
Debt issuance costs	(2,207)	—	—	—	(2,207)
Excess tax benefits from stock-based compensation	1	833	—	—	834
Dividends paid	(10,950)	—	—	—	(10,950)
Proceeds from exercise of stock options	2,238	—	—	—	2,238

Net cash provided (used) in financing activities	(5,225)	833	(5)	—	(4,397)

Net change in cash and cash equivalents	(1,002)	(18,400)	4,201	—	(15,201)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	347	—	347
Cash and cash equivalents at beginning of period	4,849	18,659	67,751	—	91,259

Cash and cash equivalents at end of period	$3,847	$259	$72,299	—	$76,405

Choice Hotels International, Inc.

Condensed Consolidating Statement of Cash Flows

For the Three Months ended March 31, 2010

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) from operating activities	$4,108	$4,088	$(1,216)	—	$6,980

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(1,167)	(3,320)	(71)	—	(4,558)
Acquisitions, net of cash acquired	—	—	(466)	—	(466)

Issuance of notes receivable	(213)	(321)	—	—	(534)
Collection of notes receivable	—	10	—	—	10
Purchases of investments, employee benefit plans	—	(1,104)	—	—	(1,104)
Proceeds from the sales of investments, employee benefit plans	—	522	—	—	522
Other items, net	(124)	—	—	—	(124)

Net cash used in investing activities	(1,504)	(4,213)	(537)	—	(6,254)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings pursuant to revolving credit facility	16,200	—	—	—	16,200
Purchase of treasury stock	(8,936)	—	—	—	(8,936)
Excess tax benefits from stock-based compensation	—	49	—	—	49
Dividends paid	(10,945)	—	—	—	(10,945)
Proceeds from exercise of stock options	648	—	—	—	648

Net cash (used in) provided by financing activities	(3,033)	49	—	—	(2,984)

Net change in cash and cash equivalents	(429)	(76)	(1,753)	—	(2,258)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(19)	—	(19)
Cash and cash equivalents at beginning of period	4,281	303	63,286	—	67,870

Cash and cash equivalents at end of period	$3,852	$227	$61,514	—	$65,593

16. Reportable Segment Information

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

The following table presents the financial information for the Company’s franchising segment:

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
(In thousands)	Franchising	Corporate & Other	Consolidated	Franchising	Corporate & Other	Consolidated
Revenues	$114,417	$864	$115,281	$106,554	$867	$107,421
Operating income (loss)	$36,077	$(10,398)	$25,679	$33,068	$(9,231)	$23,837
Income (loss) before income taxes	$34,611	$(12,688)	$21,923	$33,421	$(8,775)	$24,646

17. Commitments and Contingencies

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

The Company occasionally provides financing to franchisees for property improvements, hotel development efforts and other purposes. At March 31, 2011, the Company had commitments to extend an additional $7.0 million for these purposes provided certain conditions are met by its franchisees, of which $3.6 million is expected to be advanced in the next twelve months.

The Company has invested $1.6 million in a joint venture and has a commitment to invest an additional $3.4 million which is expected to be funded completely in 2011.

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

18. Termination Charges

During three months ended March 31, 2011, the Company recorded one-time employee termination charges totaling $0.3 million in SG&A and marketing and reservation expenses. These charges related to salary and benefits continuation payments for employees separating from service with the Company. At March 31, 2011, the Company had approximately $0.2 million of these salary and benefits continuation payments remaining to be remitted. During the three months ended March 31, 2011, the Company remitted $1.9 million of termination benefits related to employee termination charges recorded in prior periods and had approximately $2.1 million of these benefits remaining to be paid.

At March 31, 2011 and December 31, 2010, approximately $2.4 million and $4.0 million of termination benefits remained and were included in current and noncurrent liabilities in the Company’s consolidated financial statements. The Company expects $2.0 million of benefits to be paid in the next twelve months.

19. Subsequent Events

On May 5, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.185 per share of common stock. The dividend is payable on July 15, 2011 to shareholders of record as of July 1, 2011. Based on the Company’s share count at March 31, 2011, the total dividends to be paid is approximately $11 million.

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

Overview

We are a hotel franchisor with franchise agreements representing 6,128 hotels open and 606 hotels under construction, awaiting conversion or approved for development as of March 31, 2011, with 492,733 rooms and 49,908 rooms, respectively, in 49 states, the District of Columbia and over 40 countries and territories outside the United States. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Ascend Collection®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, and Cambria Suites® (collectively, the “Choice brands”).

The Company conducts its international franchise operations through a combination of direct franchising and master franchising relationships. Master franchising relationships allow the use of our brands by third parties in foreign countries. These relationships are governed by master franchising agreements which generally provide the master franchise with the right to use our brands in a specific geographic region, usually for a fee. As a result of our use of master franchising relationships and international market conditions, total revenues from international franchising operations comprised only 10% and 9% of our total revenues for the three months ended March 31, 2011 and 2010, while representing approximately 19% of hotels open at both March 31, 2011 and 2010.

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

With a focus on hotel franchising instead of ownership, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our business provides opportunities to improve operating results by increasing the number of franchised hotel rooms and effective royalty rates of our franchise contracts resulting in increased initial fee and relicensing revenue, ongoing royalty fees and procurement services revenues. In addition, our operating results can also be improved through our company-wide efforts related to improving property level performance. The Company currently estimates that based on its current domestic portfolio of hotels under franchise that a 1% change in revenue per available room (“RevPAR”) or rooms under franchise would increase or decrease annual domestic royalty revenues by approximately $2.2 million and a 1 basis point change in the Company’s effective royalty rate would increase or decrease annual domestic royalties by approximately $0.5 million. In addition to these revenues, we also collect marketing and reservation system fees to support centralized marketing and reservation activities for the franchise system. As a lodging franchisor, the Company currently has relatively low capital expenditure requirements.

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

Historically, we have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. During the three months ended March 31, 2011, the Company repurchased no shares of its common stock under the share repurchase program. Since the program’s inception through March 31, 2011, we have repurchased 43.2 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.0 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 76.2 million shares at an average price of $13.35 per share. We currently believe that our cash flows from operations will support our ability to complete the current board of directors repurchase authorization of approximately 3.6 million shares remaining as of March 31, 2011. Upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.

During the three months ended March 31, 2011, we paid cash dividends totaling approximately $11.0 million and we presently expect to continue to pay dividends in the future, subject to future business performance, economic conditions, changes in income tax regulations and other factors. Based on our present dividend rate and outstanding share count, aggregate annual dividends for 2011 would be approximately $44.0 million.

Our board of directors previously authorized us to enter into programs which permit us to offer investment, financing and guaranty support to qualified franchisees as well as to acquire and resell real estate to incent franchise development for certain brands in top markets. Recent market conditions have resulted in an increase in opportunities to incentivize development under these programs.

Over the next several years, we expect to deploy capital opportunistically pursuant to these programs to promote growth of our emerging brands. The amount and timing of the investment in these programs will be dependent on market and other conditions. Our current expectation is that our annual investment in these programs will range from $20 million to $40 million. Notwithstanding these programs, the company expects to continue to return value to its shareholders through a combination of share repurchases and dividends, subject to business performance, economic conditions, changes in income tax regulations and other factors.

We believe these value drivers, when properly implemented, will enhance our profitability, maximize our financial returns and continue to generate value for our shareholders. The ultimate measure of our success will be reflected in the items below.

Results of Operation: Royalty fees, operating income, net income and diluted earnings per share (“EPS”) represent key measurements of these value drivers. In the three months ended March 31, 2011, royalty fees revenue totaled $44.2 million, an 8% increase from the same period in 2010. Operating income totaled $25.7 million for the three months ended March 31, 2011, a $1.8 million or 8% increase from the same period in 2010. Net income decreased $0.1 million from the same period of the prior year to $15.7 million. Diluted earnings per share for the quarter ended March 31, 2011 were $0.26 compared to

$0.26 for the three months ended March 31, 2010. These measurements will continue to be a key management focus in 2011 and beyond.

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

Operations Review

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2011 and 2010

The Company recorded net income of $15.7 million for the three month period ended March 31, 2011, a $0.1 million decrease from the $15.8 million for the quarter ended March 31, 2010. The decrease in net income for the three months ended March 31, 2011, is primarily attributable to the Company recording a $1.8 million loss on assets held for sale as well as an increase in effective borrowing rates due to the issuance of fixed rate long-term debt in August 2010. The increases in these items were partially offset by an 8% increase in operating income and a lower effective income tax rate compared to the prior year period.

Summarized financial results for the three months ended March 31, 2011 and 2010 are as follows:

(in thousands, except per share amounts)	2011	2010
REVENUES:
Royalty fees	$44,240	$41,021
Initial franchise and relicensing fees	2,614	1,912
Procurement services	3,165	3,245
Marketing and reservation	62,967	58,840
Hotel operations	864	867
Other	1,431	1,536

Total revenues	115,281	107,421

OPERATING EXPENSES:
Selling, general and administrative	23,847	21,816
Depreciation and amortization	1,955	2,172
Marketing and reservation	62,967	58,840
Hotel operations	833	756

Total operating expenses	89,602	83,584

Operating income	25,679	23,837

OTHER INCOME AND EXPENSES, NET:
Interest expense	3,224	621
Interest income	(210)	(60)
Other gains and losses	1,043	(1,017)
Equity in net income of affiliates	(301)	(353)

Total other income and expenses, net	3,756	(809)

Income before income taxes	21,923	24,646
Income taxes	6,193	8,853

Net income	$15,730	$15,793

Diluted earnings per share	$0.26	$0.26

The Company utilizes certain measures such as adjusted net income, adjusted diluted EPS, adjusted selling, general and administrative (“SG&A”) expense, adjusted operating income and franchising revenues which do not conform to generally accepted accounting principles in the United States (“GAAP”) when analyzing and discussing its results with the investment community. This information should not be considered as an alternative to any measure of performance as promulgated under

GAAP, such as net income, diluted EPS, SG&A, operating income and total revenues. The Company’s calculation of these measurements may be different from the calculations used by other companies and therefore comparability may be limited. We have included below a reconciliation of these measures to the comparable GAAP measurement as well as our reason for reporting these non-GAAP measures.

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

Calculation of Franchising Revenues

	Three Months Ended March 31,
	($ amounts in thousands)
	2011	2010
Franchising Revenues:

Total Revenues	$115,281	$107,421
Adjustments:
Marketing and reservation system revenues	(62,967)	(58,840)
Hotel operations	(864)	(867)

Franchising Revenues	$51,450	$47,714

Adjusted Net Income, Adjusted Diluted EPS, Adjusted SG&A and Adjusted Operating Income: We also use adjusted net income, adjusted diluted EPS, adjusted SG&A and adjusted operating income all of which exclude employee termination benefits for the three months ended March 31, 2011 and 2010. Adjusted net income and adjusted diluted EPS for the three months ended March 31, 2011 also exclude a $1.8 million loss on assets held for sale resulting from the Company reducing the carrying amount of a parcel of land held for sale to its estimated fair value. The Company utilizes these non-GAAP measures to enable investors to perform meaningful comparisons of past, present and future operating results and as a means to emphasize the results of on-going operations.

Calculation of Adjusted Operating Income

	Three Months Ended March 31,
	($ amounts in thousands)
	2011	2010

Operating Income	$25,679	$23,837
Adjustments:
Employee termination benefits	70	352

Adjusted Operating Income	$25,749	$24,189

Calculation of Adjusted SG&A

	Three Months Ended March 31,
	($ amounts in thousands)
	2011	2010

SG&A	$23,847	$21,816
Adjustments:
Employee termination benefits	(70)	(352)

Adjusted SG&A	$23,777	$21,464

Calculation of Adjusted Net Income and Adjusted Diluted EPS

	Three Months Ended March 31,
	(In thousands, except per share amounts)
	2011	2010

Net Income	$15,730	$15,793
Adjustments, net of tax:
Loss on land held for sale	1,111	—
Employee termination benefits	44	220

Adjusted Net Income	$16,885	$16,013

Weighted average shares outstanding – diluted	59,825	59,600

Diluted EPS	$0.26	$0.26
Adjustments:
Loss on land held for sale	0.02	—
Employee termination benefits	—	0.01

Adjusted Diluted EPS	$0.28	$0.27

The Company recorded adjusted net income of $16.9 million for the three months ended March 31, 2011 a $0.9 million increase compared to an adjusted net income of $16.0 million for the three months ended March 31, 2010. The increase in adjusted net income for the three months ended March 31, 2011 is primarily attributable to a $1.6 million increase in adjusted operating income and a lower effective income tax rate, partially offset by $2.6 million increase in interest expense due to the issuance of $250 million of senior notes in August 2010 which carry a higher effective interest rate than the Company’s revolving credit facility. Adjusted operating income increased $1.6 million as the Company’s franchising revenues for the three months ended March 31, 2011 increased $3.7 million or 8% from the same period of the prior year partially offset by a $2.3 million increase adjusted SG&A expenses.

Franchising Revenues: Franchising revenues were $51.5 million for the three months ended March 31, 2011 compared to $47.7 million for the three months ended March 31, 2010. The increase in franchising revenues is primarily due to an 8% increase in royalty revenues and a 37% increase in initial franchise and relicensing fees.

Domestic royalty fees for the three months ended March 31, 2011 increased $2.7 million to $38.7 million from $36.0 million in the three months ended March 31, 2010, an increase of 7%. The increase in royalties is attributable to a combination of factors including a 5.5% increase in RevPAR, a 0.8% increase in the number of domestic franchised hotel rooms and an increase in the effective royalty rate of the domestic hotel system from 4.32% to 4.35%. System-wide RevPAR increased due to a 190 basis point increase in occupancy and a 0.7% increase in average daily rates.

A summary of the Company’s domestic franchised hotels operating information is as follows:

	For the Three Months Ended March 31, 2011*			For the Three Months Ended March 31, 2010*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR
Comfort Inn	$72.21	44.3%	$32.00	$71.02	42.8%	$30.36	1.7%	150 bps	5.4%
Comfort Suites	79.08	47.0%	37.18	79.21	43.7%	34.64	(0.2%)	330 bps	7.3%
Sleep	64.94	42.2%	27.43	64.76	41.2%	26.67	0.3%	100 bps	2.8%
Quality	61.58	38.6%	23.80	61.59	37.0%	22.77	(0.0%)	160 bps	4.5%
Clarion	67.72	36.6%	24.75	69.45	33.6%	23.32	(2.5%)	300 bps	6.1%
Econo Lodge	49.61	37.3%	18.49	49.58	35.6%	17.65	0.1%	170 bps	4.8%
Rodeway	45.77	38.6%	17.65	45.44	36.3%	16.51	0.7%	230 bps	6.9%
MainStay	60.97	53.9%	32.85	63.11	52.1%	32.86	(3.4%)	180 bps	(0.0%)
Suburban	38.29	60.7%	23.24	37.22	58.8%	21.89	2.9%	190 bps	6.2%
Ascend Collection	98.46	49.9%	49.09	97.33	42.3%	41.21	1.2%	760 bps	19.1%

Total	$65.69	42.0%	$27.58	$65.22	40.1%	$26.13	0.7%	190 bps	5.5%

*	Operating statistics represent hotel operations from December through February

The number of domestic rooms on-line increased to 390,407 as of March 31, 2011 from 387,246 as of March 31, 2010, an increase of 0.8%. The total number of domestic hotels on-line grew 1.3% to 4,970 as of March 31, 2011 from 4,905 as of March 31, 2010.

A summary of domestic hotels and rooms on-line at March 31, 2011 and 2010 by brand is as follows:

	March 31, 2011		March 31, 2010		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	%	%
Comfort Inn	1,422	110,932	1,445	113,266	(23)	(2,334)	(1.6%)	(2.1%)
Comfort Suites	621	48,096	620	48,180	1	(84)	0.2%	(0.2%)
Sleep	397	28,895	389	28,377	8	518	2.1%	1.8%
Quality	1,015	88,967	976	88,394	39	573	4.0%	0.6%
Clarion	192	28,259	168	24,336	24	3,923	14.3%	16.1%
Econo Lodge	779	48,245	786	48,519	(7)	(274)	(0.9%)	(0.6%)
Rodeway	381	20,940	373	21,118	8	(178)	2.1%	(0.8%)
MainStay	38	2,943	36	2,797	2	146	5.6%	5.2%
Suburban	63	7,543	62	7,474	1	69	1.6%	0.9%
Ascend Collection	42	3,259	30	2,459	12	800	40.0%	32.5%
Cambria Suites	20	2,328	20	2,326	—	2	0.0%	0.1%

Total Domestic Franchises	4,970	390,407	4,905	387,246	65	3,161	1.3%	0.8%

International available rooms increased 2.3% to 102,326 as of March 31, 2011 from 100,018 as of March 31, 2010. The total number of international hotels increased 2.8% from 1,127 as of March 31, 2010 to 1,158 as of March 31, 2011.

As of March 31, 2011, the Company had 508 franchised hotels with 41,475 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 657 hotels and 52,483 rooms at March 31, 2010. The number of new construction franchised hotels in the Company’s domestic pipeline decreased 27% to 352 at March 31, 2011 from 482 at March 31, 2010. The number of conversion franchised hotels in the Company’s domestic pipeline declined by 19 units or 11% from March 31, 2010 to 156 hotels at March 31, 2011. The domestic system hotels under construction, awaiting conversion or approved for development declined 23% from the prior year primarily due to the decline in new executed franchise agreements over the trailing twelve months due to the current economic environment coupled with the opening of 291 franchised units over the twelve months ending March 31, 2011. The Company had an additional 98 franchised hotels with 8,433 rooms under construction, awaiting conversion or approved for development in its international system as of March 31, 2011 compared to 102 hotels and 8,221 rooms at March 31, 2010. While the Company’s hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.

A summary of the domestic franchised hotels under construction, awaiting conversion or approved for development at March 31, 2011 and 2010 by brand is as follows:

							Variance
	March 31, 2011 Units			March 31, 2010 Units			Conversion		New Construction		Total
	Conversion	New Construction	Total	Conversion	New Construction	Total	Units	%	Units	%	Units	%
Comfort Inn	31	58	89	43	81	124	(12)	(28%)	(23)	(28%)	(35)	(28%)
Comfort Suites	3	117	120	—	154	154	3	NM	(37)	(24%)	(34)	(22%)
Sleep Inn	—	70	70	1	115	116	(1)	(100%)	(45)	(39%)	(46)	(40%)
Quality	47	6	53	39	13	52	8	21%	(7)	(54%)	1	2%
Clarion	20	2	22	16	6	22	4	25%	(4)	(67%)	—	0%
Econo Lodge	35	2	37	39	4	43	(4)	(10%)	(2)	(50%)	(6)	(14%)
Rodeway	14	2	16	33	3	36	(19)	(58%)	(1)	(33%)	(20)	(56%)
MainStay	2	39	41	—	39	39	2	NM	—	0%	2	5%
Suburban	—	20	20	—	26	26	—	NM	(6)	(23%)	(6)	(23%)
Ascend Collection	4	4	8	4	4	8	—	0%	—	0%	—	0%
Cambria Suites	—	32	32	—	37	37	—	NM	(5)	(14%)	(5)	(14%)

Total	156	352	508	175	482	657	(19)	(11%)	(130)	(27%)	(149)	(23%)

Domestic hotels open and operating declined by 23 hotels during the three months ended March 31, 2011 compared to a decline of one domestic hotel open and operating during the three months ended March 31, 2010. Gross domestic franchise additions declined from 78 for the three months ended March 31, 2010 to 42 for the same period of 2011. New construction hotels represented 4 of the gross domestic additions during three months ended March 31, 2011 compared to 28 hotels in the same period of the prior year. Gross domestic additions for conversion hotels during the three months ended March 31, 2011 declined by 12 to 38 hotels from 50 hotels in the same period of the prior year. The decline in new hotel openings in the current period reflects the lack of new hotel construction financing, a decline in the real estate market for hotel transactions and retention efforts implemented by other hotel brand companies have negatively impacted the Company’s pipeline of new franchises. The Company expects the number of new franchise additions that will open during 2011 to decline from 327 in 2010 to approximately 277 hotels. This decline is expected to be driven by new construction hotels which are projected to decline by 48 hotels from 78 in 2010 to 30 hotels in 2011 due to the impact the tight credit markets have had on the number of new construction franchise agreements executed in 2009 and 2010 as well as the availability of capital to commence construction on existing projects.

Net domestic franchise terminations declined from 79 in the three months ended March 31, 2010 to 65 for the three months ended March 31, 2011 primarily due to fewer terminations related to the removal of hotels related to the non-payment of franchise fees.

International royalties increased by $0.6 million or 12% from $5.0 million in the first quarter of 2010 to $5.6 million for the same period of 2011 primarily due to foreign currency fluctuations and global RevPAR increases.

New domestic franchise agreements executed in the three months ended March 31, 2011 totaled 56 representing 5,158 rooms compared to 55 agreements representing 4,511 rooms executed in the first quarter of 2010. During the first quarter of 2011, 6 of the executed agreements were for new construction hotel franchises representing 572 rooms compared to 10 contracts representing 709 rooms for the same period a year ago. Conversion hotel executed franchise agreements totaled 50 representing 4,586 rooms for the three months ended March 31, 2011 compared to 45 agreements representing 3,802 rooms for the same period a year ago. Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise agreements increased 69% to $2.2 million for the three months ended March 31, 2011 from $1.3 million for the three months ended March 31, 2010. Initial fee revenue increased $0.9 million from the same period of the prior year despite executing approximately the same number of new franchise agreements in both periods due to an increase in average initial fees and the recognition of revenue during 2011 related to franchise agreements containing developer incentives executed in prior periods. Revenues associated with agreements including incentives are deferred and recognized when the incentive criteria are met or the agreement is terminated, whichever occurs first.

A summary of executed domestic franchise agreements by brand for the three months ended March 31, 2011 and 2010 is as follows:

	For the Three Months Ended March 31, 2011			For the Three Months Ended March 31, 2010			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	2	7	9	1	8	9	100%	(13%)	0%
Comfort Suites	—	2	2	2	—	2	(100%)	NM	0%
Sleep	2	—	2	2	—	2	0%	NM	0%
Quality	—	24	24	1	11	12	(100%)	118%	100%
Clarion	—	5	5	—	3	3	NM	67%	67%
Econo Lodge	—	6	6	—	10	10	NM	(40%)	(40%)
Rodeway	—	5	5	1	11	12	(100%)	(55%)	(58%)
MainStay	1	—	1	2	—	2	(50%)	NM	(50%)
Suburban	—	—	—	1	—	1	(100%)	NM	(100%)
Ascend Collection	—	1	1	—	2	2	NM	(50%)	(50%)
Cambria Suites	1	—	1	—	—	—	NM	NM	NM

Total Domestic System	6	50	56	10	45	55	(40%)	11%	2%

Relicensing fees include fees charged to the new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system as well as fees required to renew expiring franchise contracts. Relicensing and renewal contracts declined 22% from 18 in the first quarter of 2010 to 14 for the three months ended March 31, 2011. As a result of the decline in contracts, relicensing revenues declined $0.1 million from $0.6 million for the three months ended March 31, 2010 to $0.5 million for the three months ended March 31, 2011. The Company’s relicensing activity in 2011 and beyond is dependent on the availability and cost of capital as well as the presence of an active real estate market for hotel transactions.

Selling, General and Administrative Expenses: The cost to operate the franchising business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $23.8 million for the three months ended March 31, 2011, a $2.0 million or 9% increase from the three months ended March 31, 2010. Adjusted SG&A costs, which exclude certain items described above, increased $2.3 million to $23.8 million for the three months ended March 31, 2011 from $21.5 million for the same period of 2010. Adjusted SG&A for the three months ended March 31, 2011 increased from 11% over the same period of the prior year primarily due to increases in variable franchise sales commissions related to agreements executed with developer incentives in prior periods, an increase in quality assurance inspection fees as well as higher variable management incentive compensation.

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

Total marketing and reservation system fees were $63.0 million and $58.8 million for the three months ended March 31, 2011 and 2010, respectively. Depreciation and amortization attributable to marketing and reservation activities was $3.2 million and $2.7 million for the three month periods ended March 31, 2011 and 2010, respectively. Interest expense attributable to marketing and reservation activities was approximately $1.0 million and $0.1 million for the three month periods ended March 31, 2011 and 2010, respectively. As of March 31, 2011 and December 31, 2010, the Company’s balance sheet includes a receivable of $54.7 million and $42.5 million, respectively from cumulative marketing and reservation expenses incurred in excess of cumulative marketing and reservations system fee revenues earned. These receivables are recorded as an asset in the financial statements as the Company has the contractual authority to require that the franchisees in the system at any given point repay the Company for any deficits related to marketing and reservation activities. The Company’s current franchisees are legally obligated to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue and whether or not they joined the system following the deficit’s occurrence. The Company has no present intention to accelerate repayment of the deficit from current franchisees. Conversely, cumulative marketing and reservation system fees not expended are recorded as a payable in the financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements.

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

Other Income and Expenses, Net: Other income and expenses, net, declined $4.6 million to $3.8 million for the three months ended March 31, 2011 compared to income of $0.8 million in the same period of the prior year primarily due to the following items.

Interest expense increased from $0.6 million for the three months ended March 31, 2010 to $3.2 million for the same period of 2011 due to the issuance of the Company’s $250 million senior notes with an effective rate of 6.19% on August 25, 2010. The proceeds were utilized to repay outstanding borrowings under the Company’s $350 million revolving line of credit which had an effective interest rate of approximately 0.7%.

Other gains and losses declined $2.1 million from income of $1.1 million to a loss of $1.0 million for the three months ended March 31, 2011. The loss in the current period primarily reflects a $1.8 million loss on assets held for sale resulting from the Company reducing the carrying amount of a parcel of land held for sale to its estimated fair value.

Other gains and losses also reflect the fluctuations in the fair value of investments held in the Company’s non-qualified employee benefit plans. Other gains and losses increased $0.8 million due to fluctuations in these investments during both the three months ended March 31, 2011 and March 31, 2010. As discussed in the accompanying critical accounting policies, the Company sponsors two non-qualified retirement and savings plans: the Non-Qualified Plan and the EDCP plan. The fair value of the Non-Qualified Plan investments increased $0.3 million during both of the three months ended March 31, 2011 and 2010. The fair value of the Company’s investments held in the EDCP plan increased $0.4 million during the three months ended March 31, 2011 compared to an increase in fair value of $0.5 million during the same period of the prior year.

The Company accounts for the Non-Qualified Plan in accordance with accounting for deferred compensation arrangements when investments are held in a rabbi trust and invested. As a result, the Company also recognizes compensation expense in SG&A related to changes in the fair value of investments held in the Non-Qualified Plan, excluding investments in the Company’s stock. Therefore, during both of the three months ended March 31, 2011 and 2010, the Company’s SG&A expense was increased by $0.4 million due to the increase in the fair value of these investments.

Income Taxes: The effective income tax rate was 28.2% and 35.9% for the three months ended March 31, 2011 and March 31, 2010, respectively.

The effective income tax rates for the three months ended March 31, 2011 differed from the U.S. federal statutory rate of 35% primarily due to a $1.4 million adjustment that reduced our current federal taxes payable. The Company believes that this adjustment is not material to its financial statements for prior annual or interim periods, the three months ended March 31, 2011 or the Company’s expected annual results for the year ended December 31, 2011. The rate was also impacted by the effect of foreign operations, partially offset by state income taxes.

Net income: Net income for the three months ended March 31, 2011 decreased by $0.1 million to $15.7 million from $15.8 million in the same period of the prior year. Adjusted net income, as adjusted for certain items described above, increased by $0.9 million to $16.9 million for the three months ended March 31, 2011 from $16.0 million for the same period of the prior year.

Diluted EPS: Diluted EPS were $0.26 for both the three months ended March 31, 2011 and 2010. Adjusted diluted EPS, which excludes certain items described above, totaled $0.28 for the three months ended March 31, 2011 compared to $0.27 for the same period of the prior year.

Liquidity and Capital Resources

Operating Activities

During the three months ended March 31, 2011, net cash used by operating activities totaled $5.2 million as compared to net cash provided by operating activities totaling $7.0 million for the same period of the prior year. The decline in cash flows from operating activities primarily reflects semi-annual interest payments on the Company’s senior notes which were issued in August 2010 are a payable on February 28th and August 28th, management incentive compensation payments and the timing of other working capital items.

Net cash advanced for marketing and reservations activities totaled $9.0 million and $10.9 million during the three months ended March 31, 2011 and 2010, respectively. Cash advances during the three months ended March 31, 2011 related primarily due to planned advertising and promotional cost spending in excess of fees collected and investments in information technology initiatives. Based on the current economic conditions, the Company expects marketing and reservation activities to be a net use of cash ranging between $2 million and $6 million in 2011.

Investing Activities

Cash utilized for investing activities totaled $5.6 million for the three months ended March 31, 2011 compared to a $6.3 million of cash for the three months ended March 31, 2010. The decline in cash utilized for investing activities was primarily due to lower capital expenditures than the prior year, partially offset by equity method investments and an increase in financing provided to franchisees. During the three months ended March 31, 2011 and 2010, capital expenditures totaled $1.8 million and $4.6 million, respectively. Capital expenditures for 2011 primarily include upgrades of system-wide property and yield management systems, upgrades to information systems infrastructure and the purchase of computer software and equipment.

The Company occasionally provides financing to franchisees for property improvements, hotel development efforts and other purposes. During the three months ended March 31, 2011 and 2010, the Company advanced $1.5 million and $0.5 million, respectively for these purposes. At March 31, 2011, the Company had commitments to extend an additional $7.0 million for these purposes provided certain conditions are met by its franchisees, of which $3.6 million is expected to be advanced in the next twelve months.

Financing Activities

Financing cash flows relate primarily to the Company’s borrowings, treasury stock purchases and dividends.

Debt

On February 24, 2011, the Company entered into a new $300 million senior unsecured revolving credit agreement (the “Revolver”) with Wells Fargo Bank, National Association, as administrative agent and a syndicate of lenders. Simultaneously with the closing of the Revolver, the $350 million unsecured revolving credit agreement dated as of June 2006 (the “Old Revolver”) was terminated. The Revolver provides for a $300 million unsecured revolving credit facility with a final maturity date on February 24, 2016. Up to $30 million of borrowings under the Revolver may be used for letters of credit and up to $20 million of borrowings under the Revolver may be used for swing-line loans.

The Revolver is unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Company’s subsidiaries that currently guaranty the obligations under the Company’s Indenture governing the terms of its 5.70% senior notes due 2020.

The Company may at any time prior to the final maturity date increase the amount of the Revolver by up to an additional $150 million to the extent that any one or more lenders commit to being a lender for the additional amount and certain other customary conditions are met. The Company may elect to have borrowings under the Revolver bear interest at (i) a base rate plus a margin ranging from 5 to 80 basis points based on the Company’s credit rating or (ii) LIBOR plus a margin ranging from 105 to 180 basis points based on the Company’s credit rating. In addition, the Revolver requires the Company to pay a quarterly facility fee on the full amount of the commitments under the Revolver (regardless of usage) ranging from 20 to 45 basis points based upon the credit rating of the Company.

The Revolver requires that the Company and its restricted subsidiaries comply with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments and effecting mergers and/or asset sales. In addition, the

Revolver imposes financial maintenance covenants requiring the Company to maintain a total leverage ratio of not more than 3.5 to 1.0 and an interest coverage ratio of at least 3.5 to 1.0. At March 31, 2011, the Company maintained a total leverage ratio of approximately 1.5x and an interest ratio coverage of approximately 16.4x. At March 31, 2011, the Company was in compliance with all covenants under the Revolver.

The proceeds of the Revolver are used for general corporate purposes, including working capital, debt repayment, stock repurchases, dividends, investments and other permitted uses. As of March 31, 2011, the Company had $8.1 million of revolving loans outstanding pursuant to the Revolver.

Debt issuance costs incurred in connection with the Revolver totaled $2.4 million and are being amortized, on a straight-line basis, which is not materially different than the effective interest method, through the maturity of the Revolver. Amortization of these costs is included in interest expense in the accompanying statements of income.

On August 25, 2010, the Company completed a $250 million senior unsecured note offering (“the Senior Notes”) at a discount of $0.6 million, bearing a coupon of 5.7% with an effective rate of 6.19%. The Senior Notes will mature on August 28, 2020, with interest on the Senior Notes to be paid semi-annually on February 28th and August 28th. The Company used the net proceeds from the offering, after deducting underwriting discounts and other offering expenses, to repay outstanding borrowings under the Old Revolver and other general corporate purposes. The Company’s Senior Notes are guaranteed jointly, severally, fully and unconditionally by eight 100%-owned domestic subsidiaries.

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

As a result of the issuance of the Senior Notes in August 2010 and the Revolver in February 2011, the Company’s borrowing costs have increased as the Company’s Old Revolver carried an interest rate of LIBOR plus approximately 50 basis points which has been lower than the effective rate of the Senior Notes and well as the borrowings under the Revolver.

Dividends

The Company currently maintains the payment of a quarterly dividend on its common shares outstanding, however, the declaration of future dividends are subject to the discretion of our board of directors. On February 21, 2011, the Company’s board of directors declared a cash dividend of $0.185 per share (or approximately $11.0 million in the aggregate), which was paid on April 15, 2011 to shareholders of record as of April 1, 2011. The Company’s quarterly dividend rate remained unchanged from the previous quarterly declaration. We expect that cash dividends will continue to be paid in the future, subject to future business performance, economic conditions, changes in tax regulations and other matters. Based on our present dividend rate and outstanding share count, aggregate annual dividends for 2011 would be approximately $44.0 million.

Share Repurchases

During the three months ended March 31, 2011, the Company repurchased no shares of its common stock under the share repurchase program. Since the program’s inception through March 31, 2011, we have repurchased 43.2 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.0 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 76.2 million shares at an average price of $13.35 per share through March 31, 2011. At March 31, 2011 the Company had approximately 3.6 million shares remaining under the current stock repurchase authorization. Upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.

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

Approximately $72.3 million of the Company’s cash and cash equivalents at March 31, 2011 pertains to undistributed earnings of the Company’s consolidated foreign subsidiaries. Since the Company’s intent is for such earnings to be reinvested by the foreign subsidiaries, the Company has not provided additional United States income taxes on these amounts. While the Company has no intention to utilize these cash and cash equivalents in its domestic operations, any change to this policy would result in the Company incurring additional United States income taxes on any amounts utilized domestically.

During three months ended March 31, 2011, the Company recorded one-time employee termination charges totaling $0.3 million in SG&A and marketing and reservation expenses. These charges related to salary and benefits continuation payments for employees separating from service with the Company. At March 31, 2011, the Company had approximately $0.2 million of these salary and benefits continuation payments remaining to be remitted. During the three months ended March 31, 2011, the Company remitted $1.9 million of termination benefits related to employee termination charges recorded in prior periods and had approximately $2.1 million of these benefits remaining to be paid.

At March 31, 2011 approximately $2.4 million of termination benefits remained to be paid and the Company expects $2.0 million of these benefits to be paid in the next twelve months. In addition, the Company expects to satisfy approximately $2.6 million of deferred compensation and retirement plan obligations during the next twelve months.

The Company believes that cash flows from operations and available financing capacity are adequate to meet the expected future operating, investing and financing needs of the business.

Critical Accounting Policies

Our accounting policies comply with principles generally accepted in the United States. We have described below those policies that we believe are critical or require the use of complex judgment or significant estimates in their application. Additional discussion of these policies is included in Note 1 to our consolidated financial statements as of and for the year ended December 31, 2010 included in our Annual Report on Form 10-K.

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

With respect to uncertain income tax positions, a tax liability is now recorded in full when management determines that the position does not meet the more likely than not threshold of being sustained on examination. A tax liability may also be recognized for a position that meets the more likely than not threshold, based upon management’s assessment of the position’s probable settlement value. The Company records interest and penalties on unrecognized tax benefits in the provision for income taxes.

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

In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan (“EDCP”) which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust. Prior to January 1, 2010, participants could elect an investment return of either the annual yield of the Moody’s Average Corporate Bond Rate Yield Index plus 300 basis points, or a return based on a selection of available diversified investment options. Effective January 1, 2010, the Moody’s Average Corporate Bond Rate Yield Index plus 300 basis points is no longer an investment option for salary deferrals made on compensation earned after December 31, 2010. As of March 31, 2011 and December 31, 2010, the Company recorded a deferred compensation liability of $16.1 million and $17.6 million, respectively related to these deferrals and credited investment returns. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. Compensation expense recorded in SG&A for the three months ended March 31, 2011 and 2010 were $0.3 million and $0.2 million, respectively.

The Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that partially offset the earnings credited to the participants. The diversified investments held in the trusts totaled $14.6 million and $13.6 million as of March 31, 2011 and December 31, 2010, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying statements of income. The Company recorded investment gains during the three months ended March 31, 2011 and 2010 of $0.4 million and $0.5 million, respectively.

In 1997, the Company adopted the Choice Hotels International, Inc. Nonqualified Retirement Savings and Investment Plan (“Non-Qualified Plan”). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. As of March 31, 2011 and December 31, 2010, the Company had recorded a deferred compensation liability of $11.1 million and $10.6 million, respectively related to these deferrals. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. The net increase in compensation expense recorded in SG&A for the three months ended March 31, 2011 and 2010 was $0.4 million for both periods.

The diversified investments held in the trusts were $10.2 million and $9.7 million as of March 31, 2011 and December 31, 2010, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying statements of income. The Company recorded investment gains during the three months ended March 31, 2011 and 2010 of $0.3 million for both periods. In addition, the Non-Qualified Plan held shares of the Company’s common stock with a market value of $0.9 million at both March 31, 2011 and December 31, 2010.

The Company is subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock. The diversified investments held in the Non-Qualified Plan and EDCP include investments primarily in equity and debt securities, and cash and cash equivalents.

New Accounting Standards

See Footnote No. 1 “Recently Adopted Accounting Guidance” of the Notes to our Financial Statements for information related to our adoption of new accounting standards in 2011 and for information on our anticipated adoption of recently issued accounting standards.

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

Several factors could cause actual results, performance or achievements of the Company to differ materially from those expressed in or contemplated by the forward-looking statements. Such risks include, but are not limited to, changes to general, domestic and foreign economic conditions; operating risks common in the lodging and franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees; our ability to keep pace with improvements in technology utilized for reservations systems and other operating systems; fluctuations in the supply and demand for hotels rooms; and our ability to manage effectively our indebtedness, among other factors. These and other risk factors are discussed in detail in Item 1A “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 1, 2011. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company’s foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including in certain circumstances the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $24.7 million and $23.4 million at March 31, 2011 and December 31, 2010, respectively which we account for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.

At March 31, 2011 and December 31, 2010, the Company had $8.1 million and $0.2 million of debt with variable interest rates outstanding at a weighted average effective interest rate of 1.7% and 0.7%, respectively. A hypothetical change of 10% in the Company’s effective interest rate from March 31, 2011 levels would increase or decrease interest expense by approximately fourteen thousand dollars. The Company expects to refinance its long-term debt obligations prior to their scheduled maturities.

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

An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.

There has been no change in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2011, that materially affected, or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

On April 4, 2011, the Company’s Motion to Dismiss or for Stay Pending Arbitration was granted by the court and the action was stayed pending arbitration. The Company, thus far, is unaware of any arbitration actions filed by the plaintiffs.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the three months ended March 31, 2011:

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1),(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2011	—	$—	—	3,570,460
February 28, 2011	50,681	39.82	—	3,570,460
March 31, 2011	4,614	38.86	—	3,570,460

Total	55,295	$39.74	—	3,570,460

(1)	The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998. The program has no fixed dollar amount or expiration date.
(2)

During the three months ended March 31, 2011, the Company redeemed 55,295 shares of common stock from employees to satisfy minimum tax-withholding requirements related to the vesting of restricted stock grants. These redemptions were not part of the board repurchase authorization.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number and Description

Exhibit Number	Description

3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

3.02(b)	Amended and Restated Bylaws of Choice Hotels International, Inc.

10.01(c)	Senior Unsecured Revolving Credit Agreement, dated February 24, 2011 among Choice Hotels International, Inc., Wells Fargo Bank National Association, as administrative agent and a syndicate of lenders.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101*	The following statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 9, 2011, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Financial Statements, tagged as blocks of text.

*	Filed herewith
(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Registration Statement on Form S-4, filed August 31, 1998 (Reg. No. 333-62543).
(b)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels international, Inc.’s Current Report on Form 8-K filed February 16, 2010.
(c)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K filed March 2, 2011.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

Date: May 9, 2011	By:	/S/ DAVID L. WHITE
David L. White
Senior Vice President, Chief Financial Officer & Treasurer