Form 10-Q
period 2011-06-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2011-08-09
CIK 1046311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CLASS	SHARES OUTSTANDING AT JUNE 30, 2011
Common Stock, Par Value $0.01 per share	59,842,272

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
REVENUES:
Royalty fees	$62,301	$57,443	$106,541	$98,464
Initial franchise and relicensing fees	2,585	2,655	5,199	4,567
Procurement services	6,557	6,611	9,722	9,856
Marketing and reservation	90,832	80,389	153,799	139,229
Hotel operations	1,073	1,109	1,937	1,976
Other	1,953	1,641	3,384	3,177

Total revenues	165,301	149,848	280,582	257,269

OPERATING EXPENSES:
Selling, general and administrative	26,539	22,824	50,386	44,640
Depreciation and amortization	1,948	2,220	3,903	4,392
Marketing and reservation	90,832	80,389	153,799	139,229
Hotel operations	860	808	1,693	1,564

Total operating expenses	120,179	106,241	209,781	189,825

Operating income	45,122	43,607	70,801	67,444

OTHER INCOME AND EXPENSES, NET:
Interest expense	3,267	675	6,491	1,296
Interest income	(221)	(135)	(431)	(195)
Other (gains) and losses	(38)	1,238	1,005	221
Equity in net income of affiliates	0	(195)	(301)	(548)

Total other income and expenses, net	3,008	1,583	6,764	774

Income before income taxes	42,114	42,024	64,037	66,670
Income taxes	14,536	15,013	20,729	23,866

Net income	27,578	$27,011	43,308	$42,804

Basic earnings per share	$0.46	$0.45	$0.72	$0.72

Diluted earnings per share	$0.46	$0.45	$0.72	$0.72

Cash dividends declared per share	$0.185	$0.185	$0.37	$0.37

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED, IN THOUANDS, EXCEPT SHARE AMOUNTS)

	June 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$90,961	$91,259
Receivables (net of allowance for doubtful accounts of $9,258 and $9,159, respectively)	58,044	47,638
Deferred income taxes	429	429
Other current assets	22,030	24,256

Total current assets	171,464	163,582
Property and equipment, at cost, net	53,872	55,662
Goodwill	66,041	66,041
Franchise rights and other identifiable intangibles, net	19,153	20,825
Receivable – marketing and reservation fees	60,475	42,507
Investments, employee benefit plans, at fair value	24,972	23,365
Deferred income taxes	24,435	24,435
Other assets	20,893	15,305

Total assets	$441,305	$411,722

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$46,833	$41,168
Accrued expenses	36,919	47,818
Deferred revenue	60,898	67,322
Current portion of long-term debt	516	420
Deferred compensation and retirement plan obligations	2,693	2,552
Revolving credit facility	0	200
Income taxes payable	17,142	5,778

Total current liabilities	165,001	165,258

Long-term debt	251,981	251,554
Deferred compensation and retirement plan obligations	34,969	35,707
Other liabilities	17,296	17,274

Total liabilities	469,247	469,793

Commitments and Contingencies
SHAREHOLDERS’ DEFICIT
Common stock, $0.01 par value, 160,000,000 shares authorized; 95,345,362 shares issued at June 30, 2011 and December 31, 2010 and 59,842,272 and 59,583,770 shares outstanding at June 30, 2011 and December 31, 2010, respectively	598	596
Additional paid-in capital	95,083	92,774
Accumulated other comprehensive loss	(5,768)	(7,192)
Treasury stock (35,503,090 and 35,761,592 shares at June 30, 2010 and December 31, 2010, respectively), at cost	(867,249)	(872,306)
Retained earnings	749,394	728,057

Total shareholders’ deficit	(27,942)	(58,071)

Total liabilities and shareholders’ deficit	$441,305	$411,722

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, IN THOUSANDS)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,308	$42,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,903	4,392
Provision for bad debts	1,340	1,637
Non-cash stock compensation and other charges	7,436	5,297
Non-cash interest and other loss	22	307
Dividends received from equity method investments	159	148
Equity in net income of affiliates	(301)	(548)
Changes in assets and liabilities, net of acquisitions:
Receivables	(11,058)	(10,061)
Receivable – marketing and reservation fees, net	(11,387)	(17,996)
Accounts payable	6,026	9,043
Accrued expenses	(11,004)	(6,601)
Income taxes payable/receivable	11,404	11,492
Deferred income taxes	40	(55)
Deferred revenue	(6,463)	5,475
Other assets	(750)	(4,307)
Other liabilities	(624)	577

Net cash provided by operating activities	32,051	41,604

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(5,110)	(12,249)
Equity method investments	(1,600)	0
Acquisitions, net of cash acquired	0	(466)
Issuance of notes receivable	(2,651)	(8,008)
Collections of notes receivable	13	37
Purchases of investments, employee benefit plans	(1,139)	(1,204)
Proceeds from sale of investments, employee benefit plans	347	836
Other items, net	(192)	(361)

Net cash used in investing activities	(10,332)	(21,415)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) pursuant to revolving credit facilities	(200)	13,400
Repayments of long-term debt	(13)	0
Proceeds from the issuance of long-term debt	75	0
Purchase of treasury stock	(2,527)	(9,242)
Dividends paid	(21,922)	(21,924)
Excess tax benefits from stock-based compensation	1,061	12
Debt issuance costs	(2,356)	0
Proceeds from exercise of stock options	3,132	1,315

Net cash used in financing activities	(22,750)	(16,439)

Net change in cash and cash equivalents	(1,031)	3,750
Effect of foreign exchange rate changes on cash and cash equivalents	733	(694)
Cash and cash equivalents at beginning of period	91,259	67,870

Cash and cash equivalents at end of period	$90,961	$70,926

Supplemental disclosure of cash flow information:
Cash payments during the period for:
Income taxes, net of refunds	$7,526	$11,921
Interest	$7,678	$1,341
Non-cash investing and financing activities:
Declaration of dividends	$21,972	$21,934
Capital lease obligation	$430	$0
Issuance of restricted shares of common stock	$8,222	$9,083
Issuance of performance vested restricted stock units	$0	$256
Issuance of treasury stock to employee stock purchase plan	$380	$314

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Company Information and Significant Accounting Policies

The accompanying unaudited consolidated financial statements of Choice Hotels International, Inc. and subsidiaries (together the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (which include any normal recurring adjustments) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The year-end balance sheet information was derived from audited financial statements, but does not include all disclosures required by GAAP. The Company believes the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2010 and notes thereto included in the Company’s Form 10-K, filed with the SEC on March 1, 2011 (the “10-K”). Interim results are not necessarily indicative of the entire year results because of seasonal variations. All intercompany transactions and balances between Choice Hotels International, Inc. and its subsidiaries have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. As of June 30, 2011 and December 31, 2010, $3.6 million and $2.8 million, respectively, of book overdrafts representing outstanding checks in excess of funds on deposit are included in accounts payable in the accompanying consolidated balance sheets.

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

Future Adoption of Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”). ASU No. 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a non-financial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will be effective for interim and annual periods beginning on or after December 15, 2011. The Company will update its disclosures as appropriate upon adoption of this standard.

In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”). ASU No. 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating the financial statement presentation options required by ASU 2011-05.

2.	Other Current Assets

Other current assets consist of the following:

	June 30, 2011	December 31, 2010
	(In thousands)
Land held for sale	$8,112	$11,089
Prepaid expenses	8,420	8,070
Notes receivable (See Note 3)	3,740	3,966
Other current assets	1,758	1,131

Total	$22,030	$24,256

Land held for sale represents the Company’s purchase of various parcels of real estate as part of its program to incent franchise development in top markets for certain brands. The Company has acquired this real estate with the intent to resell it to third-party developers for the construction of hotels operated under the Company’s brands. During the first quarter of 2011, the Company determined that one parcel of land no longer met the criteria to be classified as a current asset held for sale since it was no longer probable that the parcel would be sold within one year. As a result, the Company reclassified this land to other long-term assets on the Company’s consolidated balance sheets at the lower of its carrying amount or fair value. The Company determined that the carrying amount of the land exceeded its estimated fair value by approximately $1.8 million based on comparable sales. As a result, in the first quarter of 2011, the Company reduced the carrying amount of the land to its estimated fair value and recognized a $1.8 million loss in other gains and losses in the consolidated statements of income.

	Fair Value Measurements Using
Description	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	($ in millions) Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Land held for sale(1)	$1.3	0	$1.3	0	$(1.8)

(1)	Included in Other Assets

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

The following table shows the composition of our notes receivable balances:

	June 30, 2011			December 31, 2010
Credit Quality Indicator	Forgivable Notes Receivable	($ in thousands) Mezzanine & Other Notes Receivable	Total	Forgivable Notes Receivable	($ in thousands) Mezzanine & Other Notes Receivable	Total
Senior	$0	$4,425	$4,425	$0	$3,846	$3,846
Subordinated	0	14,730	14,730	0	14,494	14,494
Unsecured	8,105	0	8,105	7,753	0	7,753

Total notes receivable	8,105	19,155	27,260	7,753	18,340	26,093

Allowance for losses on non-impaired loans	810	225	1,035	775	613	1,388
Allowance for losses on receivables specifically evaluated for impairment	0	9,364	9,364	0	8,638	8,638

Total loan reserves	810	9,589	10,399	775	9,251	10,026

Net carrying value	$7,295	$9,566	$16,861	$6,978	$9,089	$16,067

Current portion, net	$160	$3,580	$3,740	$114	$3,852	$3,966
Long-term portion, net	7,135	5,986	13,121	6,864	5,237	12,101

Total	$7,295	$9,566	$16,861	$6,978	$9,089	$16,067

The Company classifies notes receivable due within one year as other current assets and notes receivable with a maturity greater than one year as other assets in the Company’s consolidated balance sheets.

The following table summarizes the activity related to the Company’s Forgivable Notes Receivable and Mezzanine and & Other Notes Receivable allowance for losses from December 31, 2010 through June 30, 2011:

	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable
	(In thousands)
Balance, December 31, 2010	$775	$9,251
Provisions	134	338
Recoveries	2	0
Write-offs	(34)	0
Other(1)	(67)	0

Balance, June 30, 2011	$810	$9,589

(1)	Consists of default rate assumption changes

Forgivable Notes Receivable

From time to time, the Company provides financing to franchisees for property improvements and other purposes in the form of forgivable promissory notes. The terms of the notes typically range from 3 to 10 years, bearing market interest rates, and are forgiven and amortized over that time period if the franchisee remains in the system in good standing. The notes are forgivable by the Company and therefore, franchisees are not required to repay the forgivable notes provided that the respective hotels remain in the system and in good standing throughout the term of their note. The Company fully reserves all defaulted notes in addition to recording a reserve on the estimated uncollectible portion of the remaining notes. For those notes not in default, the Company calculates an allowance for losses and determines the ultimate collectability on these forgivable notes based on the historical default rates for those unsecured notes that are not forgiven but are required to be repaid. The Company records bad debt expense in SG&A expenses in the accompanying consolidated statements of income in the quarter when the note is deemed uncollectible.

As of June 30, 2011 and December 31, 2010, the unamortized balance of these notes totaled $8.1 million and $7.8 million, respectively. The Company recorded an allowance for credit losses on these forgivable notes receivable of $0.8 million at both June 30, 2011 and December 31, 2010, respectively. Amortization expense included in the accompanying consolidated statements of income related to the notes was $0.6 million and $1.1 million for the three and six months ended June 30, 2011, respectively. Amortization expense for the three and six months ended June 30, 2010 was $0.5 million and $1.0 million, respectively. At June 30, 2011, the Company had commitments to extend an additional $5.7 million in forgivable notes receivable provided certain commitments are met by its franchisees, of which $2.9 million is expected to be advanced in the next twelve months.

Mezzanine and Other Notes Receivable

The Company has provided financing to franchisees in support of the development of properties in key markets. These notes include non-interest bearing receivables as well as notes bearing market interest and are due upon maturity. Non-interest bearing notes are recorded net of their unamortized discounts. At June 30, 2011 and December 31, 2010, all discounts were fully amortized. Interest income associated with these note receivable is reflected in the accompanying consolidated statements of income under the caption of interest income.

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

The Company has determined that approximately $12.7 million and $10.8 million of its mezzanine and other notes receivable were impaired at June 30, 2011 and December 31, 2010, respectively. The Company has recorded allowance for credit losses on these impaired loans at June 30, 2011 and December 31, 2010 totaling $9.4 million and $8.6 million resulting in a carrying value of impaired loans of $3.3 million and $2.2 million, respectively for which we had no related allowance for credit losses. The Company did not recognize interest income during the time that the loans were impaired on either the accrual or cash basis during the periods ended June 30, 2011 and 2010. The Company had provided loan reserves on non-impaired loans totaling $0.2 million and $0.6 million at June 30, 2011 and December 31, 2010, respectively. Past due balances of mezzanine and other notes receivable by credit quality indicators are as follows:

	30-89 days Past Due	> 90 days Past Due	Total Past Due	Current		Total Receivables
	($ in thousands)
As of June 30, 2011
Senior	$0	$0	$0	$4,425		$4,425
Subordinated	0	10,931	10,931	3,799	(1)	14,730

	$0	$10,931	$10,931	$8,224		$19,155

As of December 31, 2010
Senior	$0	$0	$0	$3,846		$3,846
Subordinated	0	10,931	10,931	3,563		14,494

	$0	$10,931	$10,931	$7,409		$18,340

(1)	Amount includes a $1.9 million note receivable with a maturity date of June 30, 2011. The Company is currently renegotiating the terms of this loan including an extension of the maturity date.

4.	Receivable – Marketing and Reservation Fees

The marketing fees receivable from cumulative marketing expenses incurred in excess of cumulative marketing fees earned at June 30, 2011 and December 31, 2010 was $24.5 million and $17.0 million, respectively. As of June 30, 2011 and December 31, 2010, the reservation fees receivable related to cumulative reservation expenses incurred in excess of cumulative reservation fees earned was $36.0 million and $25.5 million, respectively. Depreciation and amortization expense attributable to marketing and reservation activities for the three months ended June 30, 2011 and 2010 was $3.3 million and $3.4 million, respectively. Depreciation and amortization expense attributable to marketing and reservation activities for the six months ended June 30, 2011 and 2010 was $6.5 million and $6.1 million, respectively. Interest expense attributable to reservation activities was $1.0 million and $0.1 million for the three months ended June 30, 2011 and 2010, respectively. Interest expense attributable to reservation activities was $2.0 million and $0.2 million for the six months ended June 30, 2011 and 2010, respectively.

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

5.	Other Assets

Other assets consist of the following:

	June 30, 2011	December 31, 2010
	(In thousands)
Notes receivable (see Note 3)	$13,121	$12,101
Deferred financing fees	3,708	2,102
Equity method investments	2,015	251
Other	2,049	851

Total	$20,893	$15,305

6.	Deferred Revenue

Deferred revenue consists of the following:

	June 30, 2011	December 31, 2010
	(In thousands)
Loyalty programs	$55,691	$61,604
Initial, relicensing and franchise fees	3,837	4,631
Procurement service fees	882	1,052
Other	488	35

Total	$60,898	$67,322

7.	Debt

Debt consists of the following at:

	June 30, 2011	December 31, 2010
	(In thousands)
$250 million senior notes with an effective interest rate of 6.19% at June 30, 2011 and December 31, 2010	$249,412	$249,379
$350 million senior unsecured revolving credit facility with an effective interest rate of 0.675% at December 31, 2010	0	200
Capital lease obligations due 2016 with an effective interest rate of 4.66% at June 30, 2011 and December 31, 2010	2,968	2,538
Other notes payable	117	57

Total debt	$252,497	$252,174
Less current portion	516	620

Total long-term debt	$251,981	$251,554

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

The Revolver requires that the Company and its restricted subsidiaries comply with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments and effecting mergers and/or asset sales. In addition, the Revolver imposes financial maintenance covenants requiring the Company to maintain a total leverage ratio of not more than 3.5 to 1.0 and an interest coverage ratio of at least 3.5 to 1.0. The Revolver includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Revolver to be immediately due and payable. At June 30, 2011, the Company was in compliance with all covenants under the Revolver.

The proceeds of the Revolver are used for general corporate purposes, including working capital, debt repayment, stock repurchases, dividends, investments and other permitted uses. At June 30, 2011, no amounts were outstanding under the Revolver.

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

The Company sponsors an unfunded non-qualified defined benefit plan (“SERP”) for certain senior executives. No assets are held with respect to the SERP; therefore benefits are funded as paid to participants. For each of the three months ended June 30, 2011 and 2010, the Company recorded $0.1 million in expenses related to the SERP which are included in SG&A expense in the accompanying consolidated statements of income. The expenses related to the SERP for each of the six month periods ended June 30, 2011 and 2010 was $0.3 million. Benefit payments totaling $0.4 million are currently scheduled to be remitted within the next twelve months.

The following table presents the components of net periodic benefit costs for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010
Components of net periodic pension cost:
Interest cost	$136	$134	$271	$269

Net periodic pension cost	$136	$134	$271	$269

The 2011 monthly net periodic pension costs are approximately $0.5 million. The components of projected pension costs for the year ended December 31, 2011 are as follows:

(in thousands)
Components of net periodic pension cost:
Interest cost	$541

Net periodic pension cost	$541

The following is a reconciliation of the changes in the projected benefit obligation for the six months ended June 30, 2011:

(in thousands)
Projected benefit obligation, December 31, 2010	$10,034
Interest cost	271
Actuarial loss	16
Benefit payments	(207)

Projected benefit obligation, June 30, 2011	$10,114

The amounts in accumulated other comprehensive income (loss) that have not yet been recognized as components of net periodic benefit costs at June 30, 2011 are as follows:

(in thousands)
Transition asset (obligation)	$0
Prior service cost	0
Accumulated loss	(657)

Total	$(657)

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

In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan (“EDCP”) which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust. Prior to January 1, 2010, participants could elect an investment return of either the annual yield of the Moody’s Average Corporate Bond Rate Yield Index plus 300 basis points, or a return based on a selection of available diversified investment options. Effective January 1, 2010, the Moody’s Average Corporate Bond Rate Yield Index plus 300 basis points is no longer an investment option for salary deferrals made on compensation earned after December 31, 2010. As of June 30, 2011 and December 31, 2010, the Company recorded a deferred compensation liability of $16.5 million and $17.6 million, respectively related to these deferrals and credited investment returns. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. Compensation expense recorded in SG&A for the three months ended June 30, 2011 and 2010 were $0.2 million and $0.1 million respectively. Compensation expense recorded in SG&A for the six months ended June 30, 2011 and 2010 was $0.5 million and $0.3 million, respectively.

The Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that partially offset the earnings credited to the participants. The diversified investments held in the trusts totaled $14.7 million and $13.6 million as of June 30, 2011 and December 31, 2010, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying statements of income. The Company recorded investment gains (losses) during the three months ended June 30, 2011 and 2010 of approximately $48 thousand and ($0.7 million), respectively. The Company recorded investments gains (losses) during the six month ended June 30, 2011 and 2010 totaling $0.5 million and ($0.2 million), respectively.

In 1997, the Company adopted the Choice Hotels International, Inc. Non-Qualified Retirement Savings and Investment Plan (“Non-Qualified Plan”). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. As of June 30, 2011 and December 31, 2010, the Company had recorded a deferred compensation liability of $11.0 million and $10.6 million, respectively related to these deferrals. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. The net decrease in compensation expense recorded in SG&A for the three months ended June 30, 2011 and 2010 was $0.1 million and $0.7 million, respectively. The net increase in compensation expense recorded in SG&A for the six months ended June 30, 2011 was $0.2 million while the net decrease in compensation expense for the six months ended June 30, 2010 was $0.3 million.

The diversified investments held in the trusts were $10.2 million and $9.7 million as of June 30, 2011 and December 31, 2010, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying statements of income. The Company recorded investment losses during the three months ended June 30, 2011 and 2010 of approximately $9 thousand and $0.6 million, respectively. The Company recorded investment gains during the six months ended June 30, 2011 of $0.3 million and investment losses of $0.2 million for the six months ended June 30, 2010. In addition, the Non-Qualified Plan held shares of the Company’s common stock with a market value of $0.8 million and $0.9 million at June 30, 2011 and December 31, 2010, respectively, which are recorded as a component of shareholders deficit.

10.	Fair Value Measurements

The Company estimates the fair value of its financial instruments utilizing a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. There have been no significant transfers into or out of Level 1 or Level 2 inputs during the three and six months ended June 30, 2011. The following summarizes the three levels of inputs, as well as the assets that the Company values using those levels of inputs.

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

	Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets (in thousands)
As of June 30, 2011
Money market funds, included in cash and cash equivalents	$10,001	$0	$10,001	$0
Mutual funds(1)	22,711	22,711	0	0
Money market funds(1)	2,260	0	2,260	0

	$34,972	$22,711	$12,261	$0

As of December 31, 2010
Money market funds, included in cash and cash equivalents	$10,001	$0	$10,001	$0
Mutual funds(1)	20,917	20,917	0	0
Money market funds(1)	2,448	0	2,448	0

	$33,366	$20,917	$12,449	$0

(1)	Included in Investments, employee benefit plans, fair value on the consolidated balance sheets.

The Company believes that the fair values of its current assets and current liabilities approximate their reported carrying amounts due to the short-term nature of these items. In addition, the interest rates of the Company’s Revolver adjust frequently based on current market rates; accordingly its carrying amount approximates fair value.

The Company estimates the fair value of its senior notes, using quoted market prices. At June 30, 2011 and December 31, 2010, the senior notes had an approximate fair value of $253.2 million and $244.0 million, respectively.

11.	Income Taxes

The effective income tax rate was 34.5% for the three months ended June 30, 2011, compared to an effective income tax rate of 35.7% for the three months ended June 30, 2010. The effective income tax rate was 32.4% for the six months ended June 30, 2011, compared to an effective tax rate of 35.8% for the six months ended June 30, 2010.

The effective income tax rate for the six months ended June 30, 2011 differed from the U.S. federal statutory rate of 35% primarily due to a $1.4 million adjustment that reduced current federal taxes payable. The Company believes that this adjustment is not material to its financial statements for prior annual or interim periods, the six months ended June 30, 2011 or the Company’s expected annual results for the year ended December 31, 2011. The effective income tax rates for the three and six months ended June 30, 2011 were impacted by the effect of foreign operations, partially offset by state income taxes. The effective income tax rates for the three and six months ended June 30, 2010 differed from the U.S. federal statutory rate of 35% primarily due to the effect of foreign operations, partially offset by state income taxes.

12.	Share-Based Compensation and Capital Stock

Stock Options

No stock options were granted during the three month period ended June 30, 2011. The Company granted 12,649 options to certain employees of the Company at a fair value of $0.2 million for the three month period ended June 30, 2010. The Company granted 0.2 million and 0.3 million options to certain employees of the Company at fair value of $2.1 million and $2.6 million during the six months ended June 30, 2011 and 2010, respectively. The stock options granted by the Company had an exercise price equal to the market price of the Company’s common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2011 Grants	2010 Grants
Risk-free interest rate	2.10%	2.19%
Expected volatility	39.51%	41.92%
Expected life of stock option	4.4 years	4.4 years
Dividend yield	1.79%	2.26%
Requisite service period	4 years	4 years
Contractual life	7 years	7 years
Weighted average fair value of options granted	$12.42	$10.07

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

The aggregate intrinsic value of the stock options outstanding and exercisable at June 30, 2011 was $4.6 million and $3.2 million, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2011 and 2010 was approximately $0.6 million and $0.2 million, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2011and 2010 was $2.3 million and $0.9 million, respectively.

The Company received approximately $0.9 million and $0.7 million in proceeds from the exercise of 38,600 and 23,992 employee stock options during the three month periods ended June 30, 2011 and 2010, respectively. The Company received $3.1 million and $1.3 million in proceeds from the exercise of approximately 0.1 million of employee stock options during both of the six month periods ended June 30, 2011 and 2010, respectively.

Restricted Stock

The following table is a summary of activity related to restricted stock grants:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Restricted share grants	20,979	24,564	201,624	274,954
Weighted average grant date fair value per share	$36.71	$37.46	$40.78	$33.03
Aggregate grant date fair value ($000)	$770	$920	$8,222	$9,083
Restricted shares forfeited	21,562	635	27,368	8,829
Vesting service period of shares granted	1-3 years	3-4 years	1-4 years	3-4 years
Grant date fair value of shares vested ($000)	$1,526	$1,574	$6,357	$5,748

Compensation expense related to the fair value of these awards is recognized straight-line over the requisite service period based on those restricted stock grants that ultimately vest. The fair value of grants is measured by the market price of the Company’s stock on the date of grant. Restricted stock awards generally vest ratably over the service period beginning with the first anniversary of the grant date. Awards granted to retirement eligible board of directors are recognized over the shorter of the requisite service period or the length of time until retirement since the terms of the grant provide that the awards will vest upon retirement.

Performance Vested Restricted Stock Units

The Company has granted performance vested restricted stock units (“PVRSU”) to certain employees. The vesting of these stock awards is contingent upon the Company achieving performance targets at the end of specified performance periods and the employees’ continued employment. The performance conditions affect the number of shares that will ultimately vest. The range of possible stock-based award vesting is between 0% and 200% of the initial target. If a minimum of 50% of the performance target is not attained then no awards will vest under the terms of the PVRSU agreements. Compensation expense related to these awards will be recognized over the requisite service period and will only be recognized on those PVRSUs that ultimately vest based on the Company’s estimate of the achievement of the various performance targets. The Company has currently estimated that between 0% and 100% of the various award targets will be achieved. The fair value is measured by the market price of the Company’s common stock on the date of grant. Compensation expense is recognized ratably over the requisite service period.

The following table is a summary of activity related to PVRSU grants:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Performance vested restricted stock units granted at target	0	0	25,036	33,517
Weighted average grant date fair value per share	$0	$0	$41.25	$32.60
Aggregate grant date fair value ($000)	$0	$0	$1,033	$1,093
Stock units forfeited	2,442	0	41,512	9,650
Requisite service period	0	0	3 years	3 years

During the three and six months ended June 30, 2011, no PVRSU grants vested. PVRSU grants totaling 39,070 units were forfeited since the Company did not achieve the minimum performance conditions contained in the stock awards. The remaining 2,442 units were forfeited upon employee termination. During the six months ended June 30, 2010, PVRSU grants totaling 10,880 vested at a fair value of $0.3 million. These PVRSU grants were initially granted at a target of 15,541 units; however, since the Company achieved only 70% of the targeted performance conditions contained in the stock awards granted in prior periods, 4,989 units were forfeited since the performance targets of the applicable PVRSU grant were not achieved.

A summary of stock-based award activity as of June 30, 2011 and changes during the six months ended are presented below:

	Six Months Ended June 30, 2011
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	1,732,674	$31.43		592,131	$31.81	127,912	$33.43
Granted	166,306	41.25		201,624	40.78	25,036	41.25
Exercised/Vested	(137,536)	22.77		(195,532)	32.51	0	0
Forfeited/Expired	(120,931)	33.08		(27,368)	33.28	(41,512)	32.18

Outstanding at June 30, 2011	1,640,513	$33.03	4.7 years	570,855	$34.67	111,436	$35.66

Options exercisable at June 30, 2011	981,481	$32.78	4.3 years

The components of the Company’s pretax stock-based compensation expense and associated income tax benefits are as follows for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2011	2010	2011	2010
Stock options	$0.7	$0.6	$1.3	$1.2
Restricted stock	2.0	1.8	3.7	3.5
Performance vested restricted stock units	0.2	0.2	0.3	0.3

Total	$2.9	$2.6	$5.3	$5.0

Income tax benefits	$1.1	$1.0	$2.0	$1.9

Dividends

On May 5, 2011, the Company’s board of directors declared a cash dividend of $0.185 per share (or approximately $11.0 million in the aggregate), which was paid on July 15, 2011 to shareholders of record as of July 1, 2011. On February 21, 2011, the Company’s board of directors declared a cash dividend of $0.185 per share (or approximately $11.0 million in the aggregate), which was paid on April 15, 2011 to shareholders of record as of April 1, 2011.

On April 29, 2010, the Company’s board of directors declared a cash dividend of $0.185 per share (or approximately $11.0 million in the aggregate), which was paid on July 16, 2010 to shareholders of record as of July 2, 2010. On February 16, 2010, the Company’s board of directors declared a cash dividend of $0.185 per share (or approximately $11.0 million in the aggregate), which was paid on April 16, 2010 to shareholders of record as of April 5, 2010.

Stock Repurchase Program

No shares of common stock were purchased by the Company under the share repurchase program during the three and six month periods ended June 30, 2011. During the three months ended June 30, 2010, the Company did not purchase any shares of common stock under the share repurchase program. During the six months ended June 30, 2010, the Company purchased 0.2 million of shares of common stock under the share repurchase program at a total cost of $6.9 million.

During the three and six months ended June 30, 2011, the Company redeemed 8,732 and 64,027 shares of common stock at a total cost of approximately $0.3 million and $2.5 million, respectively, from employees to satisfy statutory minimum tax requirements from the vesting of restricted stock grants.

During the three and six months ended June 30, 2010, the Company redeemed 8,563 and 73,696 shares of common stock at a total cost of approximately $0.3 million and $2.4 million, respectively, from employees to satisfy statutory minimum tax requirements from the vesting of restricted stock and PVRSU grants.

These redemptions were outside the share repurchase program initiated in June 1998.

13.	Comprehensive Income

The components of accumulated other comprehensive income (loss) is as follows:

(In thousands)	June 30, 2011	December 31, 2010
Foreign currency translation adjustments	$2,543	$1,540
Deferred loss on cash flow hedge	(7,900)	(8,331)
Changes in pension benefit obligation recognized in other comprehensive income (loss)	(411)	(401)

Total accumulated other comprehensive income (loss)	$(5,768)	$(7,192)

The differences between net income and comprehensive income are described in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Net income	$27,578	$27,011	$43,308	$42,804
Other comprehensive income (loss), net of tax:

Amortization of loss on cash flow hedge	216	0	431	0
Foreign currency translation adjustment, net	498	(1,189)	1,003	(1,183)
Actuarial pension loss, net of tax	0	0	(10)	0

Other comprehensive income (loss), net of tax	714	(1,189)	1,424	(1,183)

Comprehensive income	$28,292	$25,822	$44,732	$41,621

14.	Earnings Per Share

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2011	2010	2011	2010
Computation of Basic Earnings Per Share:
Net income	$27,578	$27,011	$43,308	$42,804
Income allocated to participating securities	(274)	(289)	(430)	(442)

Net income available to common shareholders	$27,304	$26,722	$42,878	$42,362

Weighted average common shares outstanding – basic	59,243	58,954	59,162	58,939

Basic earnings per share	$0.46	$0.45	$0.72	$0.72

Computation of Diluted Earnings Per Share:
Net income	$27,578	$27,011	$43,308	$42,804
Income allocated to participating securities	(274)	(289)	(430)	(441)

Net income available to common shareholders	$27,304	$26,722	$42,878	$42,363

Weighted average common shares outstanding – basic	59,243	58,954	59,162	58,939
Diluted effect of stock options and PVRSUs	81	84	98	86

Weighted average shares outstanding-diluted	59,324	59,038	59,260	59,025

Diluted earnings per share	$0.46	$0.45	$0.72	$0.72

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

At June 30, 2011 and 2010, the Company had 1.6 million and 1.8 million outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the period, unless the stock options would be anti-dilutive. For both the three and six month periods ended June 30, 2011, the Company excluded 0.4 million of anti-dilutive stock options from the diluted earnings per share calculation, respectively. For both the three and six months ended June 30, 2010, the Company excluded 0.6 million of anti-dilutive stock options from the diluted earnings per share calculation.

PVRSUs are also included in the diluted earnings per share calculation assuming the performance conditions have been met at the reporting date. However, at June 30, 2011 and 2010, PVRSUs totaling 111,436 and 131,372, respectively were excluded from the computation since the performance conditions had not been met.

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

Choice Hotels International, Inc.

Condensed Consolidating Statement of Income

For the Three Months Ended June 30, 2011

(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$55,170	$26,711	$9,206	$(28,786)	$62,301
Initial franchise and relicensing fees	2,573	0	12	0	2,585
Procurement services	6,557	0	0	0	6,557
Marketing and reservation	78,514	87,289	4,588	(79,559)	90,832
Other items, net	1,793	1,073	160	0	3,026

Total revenues	144,607	115,073	13,966	(108,345)	165,301

OPERATING EXPENSES:
Selling, general and administrative	28,476	22,915	3,934	(28,786)	26,539
Marketing and reservation	81,244	84,675	4,472	(79,559)	90,832
Other items, net	706	1,879	223	0	2,808

Total operating expenses	110,426	109,469	8,629	(108,345)	120,179

Operating income	34,181	5,604	5,337	0	45,122
OTHER INCOME AND EXPENSES, NET:
Interest expense	4,230	(965)	2	0	3,267
Equity in earnings of consolidated subsidiaries	(8,797)	0	0	8,797	0
Other items, net	(207)	(39)	(13)	0	(259)

Total other income and expenses, net	(4,774)	(1,004)	(11)	8,797	3,008

Income before income taxes	38,955	6,608	5,348	(8,797)	42,114

Income taxes	11,377	2,759	400	0	14,536

Net income	$27,578	$3,849	$4,948	$(8,797)	$27,578

Choice Hotels International, Inc.

Condensed Consolidating Statement of Income

For the Three Months Ended June 30, 2010

(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$51,486	$22,571	$7,231	$(23,845)	$57,443
Initial franchise and relicensing fees	2,655	0	0	0	2,655
Procurement services	6,611	0	0	0	6,611
Marketing and reservation	71,045	82,216	3,721	(76,593)	80,389
Other items, net	1,614	1,109	27	0	2,750

Total revenues	133,411	105,896	10,979	(100,438)	149,848

OPERATING EXPENSES:
Selling, general and administrative	23,473	19,642	3,554	(23,845)	22,824
Marketing and reservation	74,387	79,347	3,248	(76,593)	80,389
Other items, net	984	1,846	198	0	3,028

Total operating expenses	98,844	100,835	7,000	(100,438)	106,241

Operating income	34,567	5,061	3,979	0	43,607
OTHER INCOME AND EXPENSES, NET:
Interest expense	759	(85)	1	0	675
Equity in earnings of consolidated subsidiaries	(5,573)	0	0	5,573	0
Other items, net	(120)	1,238	(210)	0	908

Total other income and expenses, net	(4,934)	1,153	(209)	5,573	1,583

Income before income taxes	39,501	3,908	4,188	(5,573)	42,024

Income taxes	12,490	2,054	469	0	15,013

Net income	$27,011	$1,854	$3,719	$(5,573)	$27,011

Choice Hotels International, Inc.

Condensed Consolidating Statement of Income

For the Six Months Ended June 30, 2011

(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$93,671	$53,818	$15,873	$(56,821)	$106,541
Initial franchise and relicensing fees	5,187	0	12	0	5,199
Procurement services	9,722	0	0	0	9,722
Marketing and reservation	128,685	156,083	8,489	(139,458)	153,799
Other items, net	3,040	1,937	344	0	5,321

Total revenues	240,305	211,838	24,718	(196,279)	280,582

OPERATING EXPENSES:
Selling, general and administrative	52,079	46,786	8,342	(56,821)	50,386
Marketing and reservation	134,016	150,730	8,511	(139,458)	153,799
Other items, net	1,414	3,743	439	0	5,596

Total operating expenses	187,509	201,259	17,292	(196,279)	209,781

Operating income	52,796	10,579	7,426	0	70,801
OTHER INCOME AND EXPENSES, NET:
Interest expense	8,403	(1,916)	4	0	6,491
Equity in earnings of consolidated subsidiaries	(13,870)	0	0	13,870	0
Other items, net	(405)	(762)	1,440	0	273

Total other income and expenses, net	(5,872)	(2,678)	1,444	13,870	6,764

Income before income taxes	58,668	13,257	5,982	(13,870)	64,037

Income taxes	15,360	5,293	76	0	20,729

Net income	$43,308	$7,964	$5,906	$(13,870)	$43,308

Choice Hotels International, Inc.

Condensed Consolidating Statement of Income

For the Six Months Ended June 30, 2010

(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$87,338	$46,869	$13,630	$(49,373)	$98,464
Initial franchise and relicensing fees	4,567	0	0	0	4,567
Procurement services	9,856	0	0	0	9,856
Marketing and reservation	119,025	147,339	7,168	(134,303)	139,229
Other items, net	3,038	1,976	139	0	5,153

Total revenues	223,824	196,184	20,937	(183,676)	257,269

OPERATING EXPENSES:
Selling, general and administrative	45,207	41,497	7,309	(49,373)	44,640
Marketing and reservation	124,590	142,053	6,889	(134,303)	139,229
Other items, net	1,968	3,591	397	0	5,956

Total operating expenses	171,765	187,141	14,595	(183,676)	189,825

Operating income	52,059	9,043	6,342	0	67,444
OTHER INCOME AND EXPENSES, NET:
Interest expense	1,463	(169)	2	0	1,296
Equity earnings of consolidated subsidiaries	(10,962)	0	0	10,962	0
Other items, net	(181)	449	(790)	0	(522)

Total other income and expenses, net	(9,680)	280	(788)	10,962	774

Income before income taxes	61,739	8,763	7,130	(10,962)	66,670
Income taxes	18,935	4,105	826	0	23,866

Net income	$42,804	$4,658	$6,304	$(10,962)	$42,804

Choice Hotels International, Inc.

Condensed Consolidating Balance Sheet

As of June 30, 2011

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$10,243	$372	$80,346	0	$90,961
Receivables	50,176	1,720	6,148	0	58,044
Other current assets	5,623	15,627	3,587	(2,378)	22,459

Total current assets	66,042	17,719	90,081	(2,378)	171,464
Property and equipment, at cost, net	10,430	42,070	1,372	0	53,872
Goodwill	60,620	5,193	228	0	66,041
Franchise rights and other identifiable intangibles, net	12,118	3,643	3,392	0	19,153
Receivable – marketing and reservation fees	60,475	0	0	0	60,475
Investment in and advances to affiliates	273,975	212,140	6,217	(492,332)	0
Investments, employee benefit plans, at fair value	0	24,972	0	0	24,972
Deferred income taxes	4,617	19,751	67	0	24,435
Other assets	9,694	7,556	3,643	0	20,893

Total assets	$497,971	$333,044	$105,000	$(494,710)	$441,305

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$7,080	$34,946	$4,807	$0	$46,833
Accrued expenses	17,889	17,347	1,683	0	36,919
Deferred revenue	5,565	54,329	1,004	0	60,898
Current portion of long-term debt	0	494	22	0	516
Income taxes payable	17,758	0	1,108	(1,724)	17,142
Other current liabilities	0	3,347	0	(654)	2,693

Total current liabilities	48,292	110,463	8,624	(2,378)	165,001
Long-term debt	249,411	2,476	94	0	251,981
Deferred compensation & retirement plan obligations	0	34,963	6	0	34,969
Advances from affiliates	218,902	483	13,951	(233,336)	0
Other liabilities	9,308	7,943	45	0	17,296

Total liabilities	525,913	156,328	22,720	(235,714)	469,247

Total shareholders’ (deficit) equity	(27,942)	176,716	82,280	(258,996)	(27,942)

Total liabilities and shareholders’ deficit	$497,971	$333,044	$105,000	$(494,710)	$441,305

Choice Hotels International, Inc.

Condensed Consolidating Balance Sheet

As of December 31, 2010

(In Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$4,849	$18,659	$67,751	$0	$91,259
Receivables	40,160	2,055	5,423	0	47,638
Other current assets	5,193	19,616	6,444	(6,568)	24,685

Total current assets	50,202	40,330	79,618	(6,568)	163,582
Property and equipment, at cost, net	11,586	42,678	1,398	0	55,662
Goodwill	60,620	5,193	228	0	66,041
Franchise rights and other identifiable intangibles, net	13,315	3,953	3,557	0	20,825
Receivable, marketing and reservation fees	42,507	0	0	0	42,507
Investments, employee benefit plans, at fair value	0	23,365	0	0	23,365
Investment in and advances to affiliates	251,245	186,045	7,338	(444,628)	0
Deferred income taxes	4,560	19,745	130	0	24,435
Other assets	7,339	7,366	600	0	15,305

Total assets	$441,374	$328,675	$92,869	$(451,196)	$411,722

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$5,700	$31,475	$3,993	0	$41,168
Accrued expenses	19,257	26,890	1,671	0	47,818
Deferred revenue	14,070	52,256	996	0	67,322
Current portion of long-term debt	0	403	17	0	420
Other current liabilities	0	3,206	0	(654)	2,552
Revolving credit facility	200	0	0	0	200
Income taxes payable	9,395	0	2,297	(5,914)	5,778

Total current liabilities	48,622	114,230	8,974	(6,568)	165,258
Long-term debt	249,379	2,137	38	0	251,554
Deferred compensation & retirement plan obligations	0	35,707	0	0	35,707
Advances from affiliates	192,077	1,097	10,137	(203,311)	0
Other liabilities	9,367	7,880	27	0	17,274

Total liabilities	499,445	161,051	19,176	(209,879)	469,793

Total shareholders’ (deficit) equity	(58,071)	167,624	73,693	(241,317)	(58,071)

Total liabilities and shareholders’ deficit	$441,374	$328,675	$92,869	$(451,196)	$411,722

Choice Hotels International, Inc.

Condensed Consolidating Statement of Cash Flows

For the Six Months ended June 30, 2011

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) from operating activities	$31,484	$(12,986)	$13,553	0	$32,051

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(1,407)	(3,520)	(183)	0	(5,110)
Equity method investments	0	0	(1,600)	0	(1,600)
Issuance of notes receivable	(631)	(2,020)	0	0	(2,651)
Collection of notes receivable	0	13	0	0	13
Purchases of investments, employee benefit plans	0	(1,139)	0	0	(1,139)
Proceeds from the sales of investments, employee benefit plans	0	347	0	0	347
Other items, net	(217)	(5)	30	0	(192)

Net cash used in investing activities	(2,255)	(6,324)	(1,753)	0	(10,332)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments pursuant to revolving credit facilities	(200)	0	0	0	(200)
Repayments of long-term debt	0	0	(13)	0	(13)
Proceeds from the issuance of long-term debt	0	0	75	0	75
Purchase of treasury stock	(2,527)	0	0	0	(2,527)
Debt issuance costs	(2,356)	0	0	0	(2,356)
Excess tax benefits from stock-based compensation	38	1,023	0	0	1,061
Dividends paid	(21,922)	0	0	0	(21,922)
Proceeds from exercise of stock options	3,132	0	0	0	3,132

Net cash provided (used) in financing activities	(23,835)	1,023	62	0	(22,750)

Net change in cash and cash equivalents	5,394	(18,287)	11,862	0	(1,031)
Effect of foreign exchange rate changes on cash and cash equivalents	0	0	733	0	733
Cash and cash equivalents at beginning of period	4,849	18,659	67,751	0	91,259

Cash and cash equivalents at end of period	$10,243	$372	$80,346	$0	$90,961

Choice Hotels International, Inc.

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2010

(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided from operating activities	$26,531	$10,466	$4,607	0	$41,604

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(2,867)	(9,195)	(187)	0	(12,249)
Acquisitions, net of cash acquired	0	0	(466)	0	(466)
Issuance of notes receivable	(7,228)	(780)	0	0	(8,008)
Collection of notes receivable	0	37	0	0	37
Purchases of investments, employee benefit plans	0	(1,204)	0	0	(1,204)
Proceeds from the sales of investments, employee benefit plans	0	836	0	0	836
Other items, net	(173)	(33)	(155)	0	(361)

Net cash used in investing activities	(10,268)	(10,339)	(808)	0	(21,415)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings pursuant to revolving credit facility	13,400	0	0	0	13,400
Purchase of treasury stock	(9,242)	0	0	0	(9,242)
Excess tax benefits from stock-based compensation	0	12	0	0	12
Dividends paid	(21,924)	0	0	0	(21,924)
Proceeds from exercise of stock options	1,315	0	0	0	1,315

Net cash (used in) provided by financing activities	(16,451)	12	0	0	(16,439)

Net change in cash and cash equivalents	(188)	139	3,799	0	3,750
Effect of foreign exchange rate changes on cash and cash equivalents	0	0	(694)	0	(694)
Cash and cash equivalents at beginning of period	4,281	303	63,286	0	67,870

Cash and cash equivalents at end of period	$4,093	$442	$66,391	0	$70,926

16.	Reportable Segment Information

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

The following table presents the financial information for the Company’s franchising segment:

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
(In thousands)	Franchising	Corporate & Other	Consolidated	Franchising	Corporate & Other	Consolidated
Revenues	$164,228	$1,073	$165,301	$148,739	$1,109	$149,848
Operating income (loss)	$57,360	$(12,238)	$45,122	$52,564	$(8,957)	$43,607

Income (loss) before income taxes	$57,360	$(15,246)	$42,114	$52,759	$(10,735)	$42,024

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
(In thousands)	Franchising	Corporate & Other	Consolidated	Franchising	Corporate & Other	Consolidated
Revenues	$278,645	$1,937	$280,582	$255,293	$1,976	$257,269
Operating income (loss)	$93,437	$(22,636)	$70,801	$85,632	$(18,188)	$67,444

Income (loss) before income taxes	$91,971	$(27,934)	$64,037	$86,180	$(19,510)	$66,670

17.	Commitments and Contingencies

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

The Company occasionally provides financing to franchisees for property improvements, hotel development efforts and other purposes. At June 30, 2011, the Company had commitments to extend an additional $5.7 million for these purposes provided certain conditions are met by its franchisees, of which $2.9 million is expected to be advanced in the next twelve months.

The Company has made commitments to purchase various parcels of real estate to support the development of its brands which include non-refundable deposits. Providing certain conditions are met by the seller, the Company expects to acquire these parcels of land for a total price of approximately $3.5 million during the year ended December 31, 2011.

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

During the six months ended June 30, 2011, the Company recorded one-time employee termination charges totaling $0.9 million in SG&A and marketing and reservation expenses. These charges related to salary and benefits continuation payments for employees separating from service with the Company. At June 30, 2011, the Company had approximately $0.6 million of these salary and benefits continuation payments remaining to be remitted. During the six months ended June 30, 2011, the Company remitted $2.7 million of termination benefits related to employee termination charges recorded in prior periods and had approximately $1.4 million of these benefits remaining to be paid.

At June 30, 2011 and December 31, 2010, approximately $2.0 million and $4.0 million of termination benefits remained and were included in current and non-current liabilities in the Company’s consolidated financial statements. The Company expects $1.7 million of benefits to be paid in the next twelve months.

19.	Subsequent Events

On July 11, 2011, Choice Hotels International Services Corp., a wholly-owned subsidiary of the Company, as tenant, and F.P. Rockville II Limited Partnership (the “Landlord”), as landlord, executed an Office Lease (the “Lease”) for office space to which the Company intends to relocate its corporate headquarters. The obligations of the tenant under the Lease have been guaranteed by the Company. The relocation is expected to occur upon construction of an office building, completion of other improvements to the property and building, and satisfaction of other conditions and contingencies set forth in the Lease, including significant conditions related to the scope and timing of the construction, development and permitting of the office building.

The target commencement date for the Lease, which is the date on which the Company will take occupancy of its leased premises for purposes of commencing an interior fit-out of the premises, is December 1, 2012. The target rent commencement date for the Lease, which is the date on which the Company will begin to make rental payments to the Landlord under the Lease, is June 1, 2013. The Lease runs for an initial term of 10 years from the rent commencement date. The leased premises will consist of approximately 138,000 square feet of office space in a to-be constructed office building located in Rockville, Maryland (the “Building”). The Company has an option to extend the Lease beyond the initial term for up to 15 years at then-current fair market rent.

No rent is due under the Lease until the rent commencement date, which is currently targeted to occur on or about June 1, 2013. Thereafter, the annual rent is established at a specific minimum amount and is re-set to a new minimum amount each year. Subject to one or more applicable adjustments set forth in the Lease, the Company’s minimum annual rent amount, without set-off, deduction for improvement allowances or abatement of any kind, during the initial term ranges from approximately $5.5 million during the initial year to approximately $7.6 million during the final year. During the initial 10-year term of the Lease, the minimum expected rent payments by the Company are expected to be approximately $67 million. In addition, beginning on or about the first anniversary of the rent commencement date, the Company is obligated to pay its proportionate share of increases in the cost of operating, managing and maintaining the Building.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand Choice Hotels International, Inc. and subsidiaries (together the “Company”). MD&A is provided as a supplement to-and should be read in conjunction with-our consolidated financial statements and the accompanying notes.

Overview

We are a hotel franchisor with franchise agreements representing 6,117 hotels open and 554 hotels under construction, awaiting conversion or approved for development as of June 30, 2011, with 491,366 rooms and 46,612 rooms, respectively, in 49 states, the District of Columbia and over 40 countries and territories outside the United States. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Ascend Collection®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, and Cambria Suites® (collectively, the “Choice brands”).

The Company conducts its international franchise operations through a combination of direct franchising and master franchising relationships. Master franchising relationships allow the use of our brands by third parties in foreign countries. These relationships are governed by master franchising agreements which generally provide the master franchise with the right to use our brands in a specific geographic region, usually for a fee. As a result of our use of master franchising relationships and international market conditions, total revenues from international franchising operations comprised only 8% and 9% of our total revenues for the three and six months ended June 30, 2011, respectively, while representing approximately 19% of hotels open at June 30, 2011.

Our Company generates revenues and cash flows primarily from initial, relicensing and continuing royalty fees attributable to our franchise agreements. Revenues are also generated from qualified vendor arrangements, hotel operations and other sources. The hotel industry is seasonal in nature. For most hotels, demand is lower in December through March than during the remainder of the year. Our principal source of revenues is franchise fees based on the gross room revenues of our franchised properties. The Company’s franchise fee revenues and operating income reflect the industry’s seasonality and historically have been lower in the first quarter than in the second, third or fourth quarters.

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

Historically, we have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. During the six months ended June 30, 2011, the Company repurchased no shares of its common stock under the share repurchase program. Since the program’s inception through June 30, 2011, we have repurchased 43.2 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.0 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 76.2 million shares at an average price of $13.35 per share. We currently believe that our cash flows from operations will support our ability to complete the current board of directors repurchase authorization of approximately 3.6 million shares remaining as of June 30, 2011. Upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.

During the six months ended June 30, 2011, we paid cash dividends totaling approximately $21.9 million and we presently expect to continue to pay dividends in the future, subject to future business performance, economic conditions, changes in income tax regulations and other factors. Based on our present dividend rate and outstanding share count, aggregate annual dividends for 2011 would be approximately $44.0 million.

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

Results of Operation: Royalty fees, operating income, net income and diluted earnings per share (“EPS”) represent key measurements of these value drivers. In the three months ended June 30, 2011, royalty fees revenue totaled $62.3 million, an 8% increase from the same period in 2010. Operating income totaled $45.1 million for the three months ended June 30, 2011, a $1.5 million or 3% increase from the same period in 2010. Net income increased 2% from the same period of the prior year to $27.6 million. Diluted earnings per share for the quarter ended June 30, 2011 were $0.46 compared to $0.45 for the three months ended June 30, 2010. These measurements will continue to be a key management focus in 2011 and beyond.

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

Operations Review

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2011 and 2010

The Company recorded net income of $27.6 million for the three month period ended June 30, 2011, a $0.6 million increase from the $27.0 million for the quarter ended June 30, 2010. The increase in net income for the three months ended June 30, 2011, is primarily attributable to a $1.5 million or 3% increase in operating income, partially offset by a $1.4 million increase in other income and expenses, net. The increase in other income and expenses, net is primarily attributable to a $2.6 million increase in interest expense due to higher effective borrowing rates on the fixed rate long-term debt issued in the third quarter of 2010 offset by a $1.3 million increase in other gains and losses due to the appreciation in the fair value of investments held in the Company’s non-qualified benefit plans compared to a decline in fair value of these investments in the prior year period.

Summarized financial results for the three months ended June 30, 2011 and 2010 are as follows:

(in thousands, except per share amounts)	2011	2010
REVENUES:
Royalty fees	$62,301	$57,443
Initial franchise and relicensing fees	2,585	2,655
Procurement services	6,557	6,611
Marketing and reservation	90,832	80,389
Hotel operations	1,073	1,109
Other	1,953	1,641

Total revenues	165,301	149,848

OPERATING EXPENSES:
Selling, general and administrative	26,539	22,824
Depreciation and amortization	1,948	2,220
Marketing and reservation	90,832	80,389
Hotel operations	860	808

Total operating expenses	120,179	106,241

Operating income	45,122	43,607

OTHER INCOME AND EXPENSES, NET:
Interest expense	3,267	675
Interest income	(221)	(135)
Other (gains) and losses	(38)	1,238
Equity in net income of affiliates	—	(195)

Total other expenses, net	3,008	1,583

Income before income taxes	42,114	42,024
Income taxes	14,536	15,013

Net income	$27,578	$27,011

Diluted earnings per share	$0.46	$0.45

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

Calculation of Franchising Revenues

	Three Months Ended June 30,
	($ amounts in thousands)
	2011	2010
Franchising Revenues:
Total Revenues	$165,301	$149,848
Adjustments:
Marketing and reservation system revenues	(90,832)	(80,389)
Hotel operations	(1,073)	(1,109)

Franchising Revenues	$73,396	$68,350

Adjusted Net Income, Adjusted Diluted EPS, Adjusted SG&A and Adjusted Operating Income: We also use adjusted net income, adjusted diluted EPS, adjusted SG&A and adjusted operating income all of which exclude employee termination benefits for the three months ended June 30, 2011 and 2010. The Company utilizes these non-GAAP measures to enable investors to perform meaningful comparisons of past, present and future operating results.

Calculation of Adjusted Operating Income

	Three Months Ended June 30,
	($ amounts in thousands)
	2011	2010
Operating Income	$45,122	$43,607
Adjustments:
Employee termination benefits	347	(119)

Adjusted Operating Income	$45,469	$43,488

Calculation of Adjusted SG&A

	Three Months Ended June 30,
	($ amounts in thousands)
	2011	2010
SG&A	$26,539	$22,824
Adjustments:
Employee termination benefits	(347)	119

Adjusted SG&A	$26,192	$22,943

Calculation of Adjusted Net Income and Adjusted Diluted EPS

	Three Months Ended June 30,
	(In thousands, except per share amounts)
	2011	2010
Net Income	$27,578	$27,011
Adjustments, net of tax:
Employee termination benefits	218	(74)

Adjusted Net Income	$27,796	$26,937

Weighted average shares outstanding – diluted	59,918	59,676
Diluted EPS	$0.46	$0.45
Adjustments:
Employee termination benefits	—	—

Adjusted Diluted EPS	$0.46	$0.45

The Company recorded adjusted net income of $27.8 million for the three months ended June 30, 2011, a $0.9 million increase compared to an adjusted net income of $26.9 million for the three months ended June 30, 2010. The increase in adjusted net income for the three months ended June 30, 2011 is primarily due to a $2.0 million increase in adjusted operating income and a $1.3 million increase in other gains and losses due to the appreciation in the fair value of investments held in the Company’s non-qualified benefit plans compared to a decline in fair value of these investments in the prior year period. These increases were partially offset by $2.6 million increase in interest expense due to the issuance of $250 million of senior notes in August 2010 which carry a higher effective interest rate than the Company’s revolving credit facility. Adjusted operating income increased $2.0 million as the Company’s franchising revenues for the three months ended June 30, 2011 increased $5.0 million or 7% from the same period of the prior year partially offset by a $3.2 million increase in adjusted SG&A expenses.

Franchising Revenues: Franchising revenues were $73.4 million for the three months ended June 30, 2011 compared to $68.4 million for the three months ended June 30, 2010, an increase of 7%. The increase in franchising revenues is primarily due to an 8% increase in royalty revenues.

Domestic royalty fees for the three months ended June 30, 2011 increased $3.7 million to $55.4 million from $51.7 million in the three months ended June 30, 2010, an increase of 7%. The increase in royalties is attributable to a 6.6% increase in RevPAR and a 4 basis point increase in the effective royalty rate of the domestic hotel system from 4.29% to 4.33%. System-wide RevPAR increased due to a combination of a 2.0% increase in average daily rates and a 230 bps increase in occupancy.

A summary of the Company’s domestic franchised hotels operating information is as follows:

	For the Three Months Ended June 30, 2011*			For the Three Months Ended June 30, 2010*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR
Comfort Inn	$77.54	57.7%	$44.73	$75.22	55.9%	$42.04	3.1%	180 bps	6.4%
Comfort Suites	83.89	60.3%	50.55	82.40	56.9%	46.88	1.8%	340 bps	7.8%
Sleep	69.95	55.0%	38.45	68.54	53.3%	36.51	2.1%	170 bps	5.3%
Quality	66.58	50.4%	33.58	65.93	48.0%	31.62	1.0%	240 bps	6.2%
Clarion	73.14	47.9%	35.01	74.37	44.2%	32.85	(1.7)%	370 bps	6.6%
Econo Lodge	53.10	47.4%	25.14	52.44	45.7%	23.95	1.3%	170 bps	5.0%
Rodeway	49.34	47.7%	23.55	48.32	44.8%	21.63	2.1%	290 bps	8.9%
MainStay	66.31	69.2%	45.87	65.04	66.3%	43.09	2.0%	290 bps	6.5%
Suburban	41.13	69.7%	28.68	39.51	65.8%	25.98	4.1%	390 bps	10.4%
Ascend Collection	113.44	60.4%	68.50	108.34	57.0%	61.70	4.7%	340 bps	11.0%

Total	$70.72	54.1%	$38.22	$69.31	51.8%	$35.86	2.0%	230 bps	6.6%

•	Operating statistics represent hotel operations from March through May

The number of domestic rooms on-line declined by 345 rooms to 389,280 as of June 30, 2011 from 389,625 as of June 30, 2010. The total number of domestic hotels on-line increased by 0.5% to 4,961 as of June 30, 2011 from 4,936 as of June 30, 2010.

A summary of domestic hotels and rooms on-line at June 30, 2011 and 2010 by brand is as follows:

	June 30, 2011		June 30, 2010		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	%	%
Comfort Inn	1,416	110,736	1,446	113,677	(30)	(2,941)	(2.1)%	(2.6)%
Comfort Suites	613	47,441	621	48,200	(8)	(759)	(1.3)%	(1.6)%
Sleep	394	28,625	392	28,586	2	39	0.5%	0.1%
Quality	1,027	89,571	984	88,453	43	1,118	4.4%	1.3%
Clarion	193	28,335	175	25,188	18	3,147	10.3%	12.5%
Econo Lodge	778	48,197	785	48,543	(7)	(346)	(0.9)%	(0.7)%
Rodeway	377	20,506	381	21,473	(4)	(967)	(1.0)%	(4.5)%
MainStay	39	3,007	36	2,798	3	209	8.3%	7.5%
Suburban	61	7,255	63	7,608	(2)	(353)	(3.2)%	(4.6)%
Ascend Collection	44	3,392	32	2,646	12	746	37.5%	28.2%
Cambria Suites	19	2,215	21	2,453	(2)	(238)	(9.5)%	(9.7)%

Total Domestic Franchises	4,961	389,280	4,936	389,625	25	(345)	0.5%	(0.1)%

International available rooms increased 1.2% to 102,086 as of June 30, 2011 from 100,858 as of June 30, 2010. The total number of international hotels increased 1.6% from 1,138 as of June 30, 2010 to 1,156 as of June 30, 2011.

As of June 30, 2011, the Company had 451 franchised hotels with 37,892 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 586 hotels and 47,056 rooms at June 30, 2010. The number of new construction franchised hotels in the Company’s domestic pipeline declined 25% to 322 at June 30, 2011 from 431 at June 30, 2010. The number of conversion franchised hotels in the Company’s domestic pipeline declined by 26 units or 17% from June 30, 2010 to 129 hotels at June 30, 2011. The Company had an additional 103 franchised hotels with 8,720 rooms under construction, awaiting conversion or approved for development in its international system as of June 30, 2011 compared to 97 hotels and 8,726 rooms at June 30, 2010. While the Company’s hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.

A summary of the domestic franchised hotels under construction, awaiting conversion or approved for development at June 30, 2011 and 2010 by brand is as follows:

							Variance
	June 30, 2011 Units			June 30, 2010 Units			Conversion		New Construction		Total
	Conversion	New Construction	Total	Conversion	New Construction	Total	Units	%	Units	%	Units	%
Comfort Inn	27	50	77	33	69	102	(6)	(18)%	(19)	(28)%	(25)	(25)%
Comfort Suites	3	108	111	1	136	137	2	200%	(28)	(21)%	(26)	(19)%
Sleep Inn	—	62	62	1	101	102	(1)	(100)%	(39)	(39)%	(40)	(39)%
Quality	25	5	30	41	11	52	(16)	(39)%	(6)	(55)%	(22)	(42)%
Clarion	16	2	18	15	5	20	1	7%	(3)	(60)%	(2)	(10)%
Econo Lodge	34	1	35	35	2	37	(1)	(3)%	(1)	(50)%	(2)	(5)%
Rodeway	15	1	16	26	3	29	(11)	(42)%	(2)	(67)%	(13)	(45)%
MainStay	4	37	41	—	39	39	4	NM	(2)	(5)%	2	5%
Suburban	—	22	22	—	26	26	—	NM	(4)	(15)%	(4)	(15)%
Ascend Collection	5	3	8	3	4	7	2	67%	(1)	(25)%	1	14%
Cambria Suites	—	31	31	—	35	35	—	NM	(4)	(11)%	(4)	(11)%

Total	129	322	451	155	431	586	(26)	(17)%	(109)	(25)%	(135)	(23)%

Domestic hotels open and operating declined by 9 hotels during the three months ended June 30, 2011 compared to an increase of 31 domestic hotels open and operating during the three months ended June 30, 2010. Gross domestic franchise additions declined from 79 for the three months ended June 30, 2010 to 75 for the same period of 2011. New construction hotels represented 11 of the gross domestic additions during three months ended June 30, 2011 compared to 22 hotels in the same period of the prior year. The decline in new construction hotel openings is primarily due to a lack of new hotel construction financing which has resulted in a decline in new executed franchise agreements. Gross domestic additions for conversion hotels during the three months ended June 30, 2011 increased by 7 to 64 hotels from 57 hotels in the same period of the prior year.

Net domestic franchise terminations increased from 48 in the three months ended June 30, 2010 to 84 for the three months ended June 30, 2011 primarily due to an increased number of terminations related to the removal of hotels for non-payment of franchise fees and non-compliance with the Company’s rules, regulations and standards.

International royalties increased by $1.1 million or 20% from $5.8 million in the second quarter of 2010 to $6.9 million for the same period of 2011 primarily due to foreign currency fluctuations, global RevPAR increases and an increase in the number of rooms in the international system.

New domestic franchise agreements executed in the three months ended June 30, 2011 totaled 69 representing 6,569 rooms compared to 62 agreements representing 5,478 rooms executed in the second quarter of 2010. During the second quarter of 2011, 8 of the executed agreements were for new construction hotel franchises representing 647 rooms compared to 12 contracts representing 1,109 rooms for the same period a year ago. Conversion hotel executed franchise agreements totaled 61 representing 5,922 rooms for the three months ended June 30, 2011 compared to 50 agreements representing 4,369 rooms for the same period a year ago. Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise agreements increased 8% to $1.8 million for the three months ended June 30, 2011 from $1.6 million for the three months ended June 30, 2010. Initial fee revenue increased from the same period of the prior year primarily due to an 11% increase in the number of executed agreements

A summary of executed domestic franchise agreements by brand for the three months ended June 30, 2011 and 2010 is as follows:

	For the Three Months Ended June 30, 2011			For the Three Months Ended June 30, 2010			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	3	11	14	2	5	7	50%	120%	100%
Comfort Suites	1	2	3	6	1	7	(83)%	100%	(57)%
Sleep	1	1	2	—	—	—	NM	NM	NM
Quality	—	11	11	—	20	20	NM	(45)%	(45)%
Clarion	—	3	3	—	3	3	NM	—%	—%
Econo Lodge	—	12	12	—	12	12	NM	—%	—%
Rodeway	—	13	13	—	8	8	NM	63%	63%
MainStay	—	3	3	1	—	1	(100)%	NM	200%
Suburban	2	1	3	—	—	—	NM	NM	NM
Ascend Collection	—	4	4	—	1	1	NM	300%	300%
Cambria Suites	1	—	1	3	—	3	(67)%	NM	(67)%

Total Domestic System	8	61	69	12	50	62	(33)%	22%	11%

Relicensing fees include fees charged to the new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system as well as fees required to renew expiring franchise contracts. Relicensing and renewal contracts increased 19% from 31 in the second quarter of 2010 to 37 for the three months ended June 30, 2011. Relicensing revenues declined $0.2 million from $1.0 million for the three months ended June 30, 2010 to $0.8 million for the three months ended June 30, 2011 due to a decrease in the average initial fee per agreement. The Company’s relicensing activity in 2011 and beyond is dependent on the availability and cost of capital as well as the presence of an active real estate market for hotel transactions.

Selling, General and Administrative Expenses: The cost to operate the franchising business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $26.5 million for the three months ended June 30, 2011, a $3.7 million or 16% increase from the three months ended June 30, 2010. Adjusted SG&A costs, which exclude certain items described above, increased $3.2 million to $26.2 million for the three months ended June 30, 2011 from $22.9 million for the same period of 2010. Adjusted SG&A for the three months ended June 30, 2011 increased 14% over the same period of the prior year primarily due to increases in variable management incentive compensation, increased costs related to the Company’s annual franchisee convention, foreign currency fluctuations and higher compensation expense recognized on deferred compensation arrangements as described in more detail in Other Income and Expenses, Net.

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

Total marketing and reservation system fees were $90.8 million and $80.4 million for the three months ended June 30, 2011 and 2010, respectively. Depreciation and amortization attributable to marketing and reservation activities was $3.3 million and $3.4 million for the three month periods ended June 30, 2011 and 2010, respectively. Interest expense attributable to reservation activities was approximately $1.0 million and $0.1 million for the three month periods ended June 30, 2011 and 2010, respectively. The increase in the interest expense is primarily attributable to an increase in the Company’s effective annual borrowing rates.

As of June 30, 2011 and December 30, 2010, the Company’s balance sheet includes a receivable of $60.5 million and $42.5 million, respectively from cumulative marketing and reservation expenses incurred in excess of cumulative marketing and reservations system fee revenues earned. These receivables are recorded as an asset in the financial statements as the Company has the contractual authority to require that the franchisees in the system at any given point repay the Company for any deficits related to marketing and reservation activities. The Company’s current franchisees are legally obligated to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue and whether or not they joined the system following the deficit’s occurrence. The Company has no present intention to accelerate repayment of the deficit from current franchisees. Conversely, cumulative marketing and reservation system fees not expended are recorded as a payable in the financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements.

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

Other Income and Expenses, Net: Other income and expenses, net, increased $1.4 million to an expense of $3.0 million for the three months ended June 30, 2011 compared to an expense of $1.6 million in the same period of the prior year primarily due to the following items:

Interest expense increased from $0.7 million for the three months ended June 30, 2010 to $3.3 million for the same period of 2011 due to the issuance of the Company’s $250 million senior notes with an effective rate of 6.19% on August 25, 2010. The proceeds were utilized to repay outstanding borrowings under the Company’s $350 million revolving line of credit which had an effective interest rate of approximately 0.7%.

Other gains and losses, net increased from a loss of $1.2 million for the three months ended June 30, 2010 to a gain of $38 thousand for the three months ended June 30, 2011 primarily due to fluctuations in the fair value of investments held in the Company’s non-qualified employee benefit plans. As discussed in the accompanying critical accounting policies, the Company sponsors two non-qualified retirement and savings plans: the Non-Qualified Plan and the EDCP plan. The fair value of the Non-Qualified Plan investments declined by $9 thousand during the three months ended June 30, 2011 compared to a decline of $0.6 million during the three months ended June 30, 2010. The fair value of the Company’s investments held in the EDCP plan increased $48 thousand during the three months ended June 30, 2011 compared to a decrease in fair value of $0.7 million during the same period of the prior year.

The Company accounts for the Non-Qualified Plan in accordance with accounting for deferred compensation arrangements when investments are held in a rabbi trust and invested. As a result, the Company also recognizes compensation expense in SG&A related to changes in the fair value of investments held in the Non-Qualified Plan, excluding investments in the Company’s stock. Therefore, during the three months ended June 30, 2011 and 2010, the Company’s SG&A expense was reduced by $0.1 million and $0.7 million, respectively, due to the change in the fair value of these investments.

Income taxes. The effective income tax rate was 34.5% for the three months ended June 30, 2011, compared to an effective income tax rate of 35.7% for the three months ended June 30, 2010. The effective income tax rates for the three months ended June 30, 2011 and 2010 differed from the U.S. federal statutory rate of 35% primarily due to the effect of foreign operations, partially offset by state income taxes.

Net income: Net income for the three months ended June 30, 2011 increased by $0.6 million to $27.6 million from $27.0 million in the same period of the prior year. Adjusted net income, as adjusted for certain items described above, increased by $0.9 million to $27.8 million for the three months ended June 30, 2011 from $26.9 million for the same period of the prior year.

Diluted EPS: Diluted EPS were $0.46 and $0.45 for the three months ended June 30, 2011 and 2010, respectively.

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2011 and 2010

The Company recorded net income of $43.3 million for the six months ended June 30, 2011, a $0.5 million, or 1% increase from the $42.8 million for the six months ended June 30, 2010. The increase in net income for the six months ended June 30, 2011, is primarily attributable to a $3.4 million or 5% increase in operating income partially offset by the Company’s recordation of a $1.8 million loss on assets held for sale as well as an increase in effective borrowing rates due to the issuance of fixed rate long-term debt in August 2010.

Summarized financial results for the six months ended June 30, 2011 and 2010 are as follows:

(in thousands, except per share amounts)	2011	2010
REVENUES:
Royalty fees	$106,541	$98,464
Initial franchise and relicensing fees	5,199	4,567
Procurement services	9,722	9,856
Marketing and reservation	153,799	139,229
Hotel operations	1,937	1,976
Other	3,384	3,177

Total revenues	280,582	257,269

OPERATING EXPENSES:
Selling, general and administrative	50,386	44,640
Depreciation and amortization	3,903	4,392
Marketing and reservation	153,799	139,229
Hotel operations	1,693	1,564

Total operating expenses	209,781	189,825

Operating income	70,801	67,444

OTHER INCOME AND EXPENSES, NET:
Interest expense	6,491	1,296
Interest income	(431)	(195)
Other (gains) and losses	1,005	221
Equity in net income of affiliates	(301)	(548)

Total other income and expenses, net	6,764	774

Income before income taxes	64,037	66,670
Income taxes	20,729	23,866

Net income	$43,308	$42,804

Diluted earnings per share	$0.72	$0.72

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

Franchising Revenues: The Company utilizes franchising revenues which exclude marketing and reservation system revenues and hotel operations rather than total revenues when analyzing the performance of the business. Marketing and reservation activities are excluded from revenues since the Company is contractually required by its franchise agreements to use these fees collected for marketing and reservation activities; as such, no income or loss to the Company is generated. Cumulative reservation and marketing system fees not expended are recorded as a payable on the Company’s financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements. Cumulative marketing and reservation expenditures in excess of fees collected for marketing and reservation activities are recorded as a receivable on the Company’s financial statements. Hotel operations are excluded since they do not reflect the most accurate measure of the Company’s core franchising business. This non-GAAP measure is a commonly used measure of performance in our industry and facilitates comparisons between the Company and its competitors.

Calculation of Franchising Revenues

	Six Months Ended June 30,
	($ amounts in thousands)
	2011	2010
Franchising Revenues:
Total Revenues	$280,582	$257,269
Adjustments:
Marketing and reservation system revenues	(153,799)	(139,229)
Hotel operations	(1,937)	(1,976)

Franchising Revenues	$124,846	$116,064

Adjusted Net Income, Adjusted Diluted EPS, Adjusted SG&A and Adjusted Operating Income: We also use adjusted net income, adjusted diluted EPS, adjusted SG&A and adjusted operating income which exclude employee termination benefits for the six months ended June 30, 2011 and 2010. Adjusted net income and adjusted diluted EPS for the six months ended June 30, 2011 also exclude a $1.8 million loss on assets held for sale resulting from the Company reducing the carrying amount of a parcel of land held for sale to its estimated fair value. The Company utilizes these non-GAAP measures to enable investors to perform meaningful comparisons of past, present and future operating results.

Calculation of Adjusted Operating Income

	Six Months Ended June 30,
	($ amounts in thousands)
	2011	2010
Operating Income	$70,801	$67,444
Adjustments:
Employee termination benefits	417	233

Adjusted Operating Income	$71,218	$67,677

Calculation of Adjusted SG&A

	Six Months Ended June 30,
	($ amounts in thousands)
	2011	2010
SG&A	$50,386	$44,640
Adjustments:
Employee termination benefits	(417)	(233)

Adjusted SG&A	$49,969	$44,407

Calculation of Adjusted Net Income and Adjusted Diluted EPS

	Six Months Ended June 30,
	(In thousands, except per share amounts)
	2011	2010
Net Income	$43,308	$42,804
Adjustments, net of tax:
Loss on land held for sale	1,111	—
Employee termination benefits	262	146

Adjusted Net Income	$44,681	$42,950

Weighted average shares outstanding – diluted	59,854	59,639
Diluted EPS	$0.72	$0.72
Adjustments:
Loss on land held for sale	0.02	—
Employee termination benefits	0.01	—

Adjusted Diluted EPS	$0.75	$0.72

The Company recorded adjusted net income of $44.7 million for the six months ended June 30, 2011 compared to an adjusted net income of $43.0 million for the six months ended June 30, 2010. The increase in adjusted net income for the six months ended June 30, 2011 is primarily attributable to a $3.5 million increase in adjusted operating income, a lower effective income tax rate and an $0.8 million increase in the fair value of investments held in the Company’s non-qualified employee benefit plans compared to a $0.4 million depreciation of these investments during the six months ended June 30, 2010. The items were partially offset by a $5.2 million increase interest expense due to the issuance of $250 million of senior notes in August 2010 which carry a higher effective interest rate than the revolving credit facility in place in 2010. Adjusted operating income increased $3.5 million as the Company’s franchising revenues for the six months ended June 30, 2011 increased $8.8 million or 8% from the same period of the prior year offset by an increase in adjusted SG&A expenses of $5.6 million or 13%.

Franchising Revenues: Franchising revenues were $124.8 million for the six months ended June 30, 2011 compared to $116.1 million for the six months ended June 30, 2010. The increase in franchising revenues is primarily due to an 8% increase in royalty fees and a 14% increase in initial franchise and relicensing fees.

Domestic royalty fees for the six months ended June 30, 2011 increased $6.4 million to $94.1 million from $87.7 million for the six months ended June 30, 2010, an increase of 7%. The increase in royalties is attributable to a combination of factors including a 6.1% increase in RevPAR and an increase in the effective royalty rate of the domestic hotel system from 4.30% to 4.34%. System-wide RevPAR increased due to a combination of a 210 basis point increase in occupancy as well as a 1.5% increase in average daily rates.

A summary of the Company’s domestic franchised hotels operating information is as follows:

	For the Six Months Ended June 30, 2011*			For the Six Months Ended June 30, 2010*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR
Comfort Inn	$75.27	51.1%	$38.47	$73.44	49.5%	$36.33	2.5%	160 bps	5.9%
Comfort Suites	81.82	53.7%	43.96	81.05	50.5%	40.92	1.0%	320 bps	7.4%
Sleep	67.81	48.7%	33.03	66.93	47.3%	31.68	1.3%	140 bps	4.3%
Quality	64.47	44.7%	28.81	64.10	42.6%	27.31	0.6%	210 bps	5.5%
Clarion	70.89	42.4%	30.07	72.34	39.1%	28.27	(2.0)%	330 bps	6.4%
Econo Lodge	51.60	42.4%	21.89	51.21	40.7%	20.87	0.8%	170 bps	4.9%
Rodeway	47.78	43.2%	20.66	47.06	40.7%	19.14	1.5%	250 bps	7.9%
MainStay	64.06	61.8%	39.57	64.20	59.3%	38.06	(0.2)%	250 bps	4.0%
Suburban	39.82	65.3%	25.99	38.47	62.4%	24.01	3.5%	290 bps	8.2%
Ascend Collection	106.96	55.3%	59.19	103.97	50.1%	52.09	2.9%	520 bps	13.6%

Total	$68.57	48.2%	$33.02	$67.57	46.1%	$31.12	1.5%	210 bps	6.1%

*	Operating statistics represent hotel operations from December through May

Domestic hotels open and operating declined by 32 hotels during the six months ended June 30, 2011 compared to an increase of 30 domestic hotels open and operating during the six months ended June 30, 2010. Gross domestic franchise additions decreased from 157 for the six months ended June 30, 2010 to 117 for the same period in 2011. New construction hotels represented 15 of the gross domestic additions during the six months ended June 30, 2011 compared to 50 hotels in the same period of the prior year. Gross domestic additions for conversion hotels during the six months ended June 30, 2011 declined by 5 to 102 hotels compared to the same period of the prior year. The decline in hotel openings is primarily due to a decline in new construction executed franchise agreements as the lack of new hotel construction financing and a decline in the real estate market for hotel sales transactions has been significantly impacted by the current economic environment. The Company expects the number of new franchise additions that will open during 2011 to decline from 327 for the year ended December 31, 2010 to approximately 273 hotels. The decline is expected to be driven by new construction hotels which are projected to decline by 44 hotels from 78 in 2010 to 34 hotels in 2011 due to the impact the tight credit markets have had on the number of new construction franchise agreements executed in 2009 and 2010 as well as the availability of capital to commence construction on existing projects.

Net domestic franchise terminations increased to 149 for the six months ended June 30, 2011 from 127 for the same period of the prior year primarily related to the removal of hotels for non-compliance with the Company’s rules, regulations and standards.

International royalties increased $1.8 million or 16% from $10.7 million in the first six months of 2010 to $12.5 million for the same period in 2011 primarily due to foreign currency fluctuations, global RevPAR increases and a 1.2% increase in the number of rooms in the international system.

New domestic franchise agreements executed in the six months ended June 30, 2011 totaled 125 representing 11,727 rooms compared to 117 agreements representing 9,989 rooms executed in the first six months of 2010. During the first six months of 2011, 14 of the executed agreements were for new construction hotel franchises, representing 1,219 rooms, compared to 22 contracts, representing 1,818 rooms for the same period a year ago. Conversion hotel executed franchise agreements totaled 111 representing 10,508 rooms for the six months ended June 30, 2011 compared to 95 agreements representing 8,171 rooms for the same period a year ago. Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise agreements increased 35% to $3.9 million for the six months ended June 30, 2011 from $2.9 million for the six months ended June 30, 2010. The increase in revenues primarily reflects a 7% increase in the number of contracts executed as well as the recognition of revenue during 2011 related to franchise agreements containing developer incentives executed in prior periods. Revenues associated with agreements including incentives are deferred and recognized when the incentive criteria are met or the agreement is terminated, whichever occurs first.

A summary of executed domestic franchise agreements by brand for the six months ended June 30, 2011 and 2010 is as follows:

	For the Six Months Ended June 30, 2011			For the Six Months Ended June 30, 2010			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	5	18	23	3	13	16	67%	38%	44%
Comfort Suites	1	4	5	8	1	9	(88)%	300%	(44)%
Sleep	3	1	4	2	—	2	50%	NM	100%
Quality	—	35	35	1	31	32	(100)%	13%	9%
Clarion	—	8	8	—	6	6	NM	33%	33%
Econo Lodge	—	18	18	—	22	22	NM	(18)%	(18)%
Rodeway	—	18	18	1	19	20	(100)%	(5)%	(10)%
MainStay	1	3	4	3	—	3	(67)%	NM	33%
Suburban	2	1	3	1	—	1	100%	NM	200%
Ascend Collection	—	5	5	—	3	3	NM	67%	67%
Cambria Suites	2	—	2	3	—	3	(33)%	NM	(33)%

Total Domestic System	14	111	125	22	95	117	(36)%	17%	7%

Relicensing fees include fees charged to the new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system as well as fees required to renew expiring franchise contracts. Relicensing and renewal contracts increased 4% from 49 during the six months ending June 30, 2010 to 51 for the same period of 2011. Although the Company increased the number of contracts, relicensing revenues declined $0.4 million from $1.7 million for the six months ended June 30, 2010 to $1.3 million for the six months ended June 30, 2011 primarily due to lower average relicensing fees charged per property. The Company’s relicensing activity in 2011 and beyond is dependent on the availability and cost of capital as well as the presence of an active real estate market for hotel transactions.

Selling, General and Administrative Expenses: The cost to operate the franchising business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $50.4 million for the six months ended June 30, 2011, a $5.7 million or 13% increase from the six months ended June 30, 2010. Adjusted SG&A costs, which exclude certain items described above, for the six months ended June 30, 2011 totaled $50.0 million compared to adjusted SG&A of $44.4 million for the same period of the prior year. The $5.6 million increase in adjusted SG&A was primarily attributable to higher variable franchise sales compensation, increased costs related to the Company’s annual franchisee convention, foreign currency fluctuations and higher compensation expense recognized on deferred compensation arrangements as described in more detail in Other Income and Expenses, Net.

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

Total marketing and reservations revenues were $153.8 million and $139.2 million for the six months ended June 30, 2011 and 2010, respectively. Depreciation and amortization attributable to marketing and reservation activities was $6.5 million for the six months ended June 30, 2011 compared to $6.1 million for the six months ended June 30, 2010. Interest expense attributable to reservation activities was $2.0 million and $0.2 million for the six month periods ended June 30, 2011 and 2010, respectively. The increase in interest expense is primarily due to an increase in the Company’s annual effective borrowing rate.

As of June 30, 2011 and December 30, 2010, the Company’s balance sheet includes a receivable of $60.5 million and $42.5 million, respectively from cumulative marketing and reservation expenses incurred in excess of cumulative marketing and reservations system fee revenues earned. These receivables are recorded as an asset in the financial statements as the Company has the contractual authority to require that the franchisees in the system at any given point repay the Company for any deficits related to marketing and reservation activities. The Company’s current franchisees are legally obligated to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue and whether or not they joined the system following the deficit’s occurrence. The Company has no present intention to accelerate repayment of the deficit from current franchisees. Conversely, cumulative marketing and reservation system fees not expended are recorded as a payable in the financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements.

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

Other Income and Expenses, Net: Other income and expenses, net, increased $6.0 million to $6.8 million for the six months ended June 30, 2011 compared to $0.8 million in the same period of the prior year primarily due to the following items.

Interest expense increased from $1.3 million for the six months ended June 30, 2010 to $6.5 million for the same period of 2011 due to the issuance of the Company’s $250 million senior notes with an effective rate of 6.19% on August 25, 2010. The proceeds were utilized to repay outstanding borrowings under the Company’s $350 million revolving line of credit which had an effective interest rate of approximately 0.7%.

Other gains and losses increased $0.8 million from a loss of $0.2 million for the six months ended June 30, 2010 to a loss of $1.0 million in the same period of the current year. The increase in the loss primarily reflects a $1.8 million loss on assets held for sale recorded in the six months ended June 30, 2011 resulting from the Company reducing the carrying amount of a parcel of land held for sale to its estimated fair value.

Other gains and losses also reflect the fluctuations in the fair value of investments held in the Company’s non-qualified employee benefit plans. Other gains and losses increased $1.2 million from a loss of $0.4 million in 2010 to a gain of $0.8 million due to fluctuations in these investments during both the six months ended June 30, 2011 and June 30, 2010. As discussed in the accompanying critical accounting policies, the Company sponsors two non-qualified retirement and savings plans: the Non-Qualified Plan and the EDCP plan. The fair value of the Non-Qualified Plan investments increased $0.3 million during the six months ended June 30, 2011 compared to a $0.2 million decline during the same period of 2010. The fair value of the Company’s investments held in the EDCP plan increased $0.5 million during the six months ended June 30, 2011 compared to a decrease in fair value of $0.2 million during the same period of the prior year.

The Company accounts for the Non-Qualified Plan in accordance with accounting for deferred compensation arrangements when investments are held in a rabbi trust and invested. As a result, the Company also recognizes compensation expense in SG&A related to changes in the fair value of investments held in the Non-Qualified Plan, excluding investments in the Company’s stock. Therefore, during the six months ended June 30, 2011, the Company’s compensation expense was increased by $0.2 million while the Company’s compensation expense decreased by $0.3 million in the six month period ended June 30, 2010.

Income taxes: The effective income tax rate was 32.4% for the six months ended June 30, 2011, compared to an effective income tax rate of 35.8% for the six months ended June 30, 2010. The effective income tax rates for the six months ended June 30, 2011 differed from the U.S. federal statutory rate of 35% primarily due to an adjustment of $1.4 million to our current federal taxes payable. The Company believes that this adjustment is not material to its financial statements for the current period or any prior period. The rate was also impacted by the effect of foreign operations, partially offset by state income taxes. The effective income tax rate for the six months ended June 30, 2010 differed from the U.S. federal statutory rate of 35% primarily due to the effect of foreign operations, partially offset by state income taxes.

Net income: Net income for the six months ended June 30, 2011 increased by $0.5 million to $43.3 million from $42.8 million in the same period of the prior year. Adjusted net income, as adjusted for certain items described above, increased by $1.7 million to $44.7 million for the six months ended June 30, 2011 from $43.0 million for the same period of the prior year.

Diluted EPS: Diluted EPS were $0.72 for both six month periods ended June 30, 2011 and 2010, respectively. Adjusted diluted EPS, which excludes certain items described above, totaled $0.75 for the six months ended June 30, 2011 compared to $0.72 for the same period of the prior year.

Liquidity and Capital Resources

Operating Activities

During the six months ended June 30, 2011 and 2010, net cash provided by operating activities totaled $32.1 million and $41.6 million, respectively. The decline in cash flows from operating activities primarily reflects declines in deferred revenue related to the timing of up-front payments from the Company’s Choice Privileges co-branded credit card partner, the Company’s management incentive compensation payments and the timing of other working capital items.

Net cash advanced for marketing and reservations activities totaled $11.4 million and $18.0 million during the six months ended June 30, 2011 and 2010, respectively. Cash advances during the six months ended June 30, 2011 related primarily due to planned advertising and promotional cost spending in excess of fees collected and investments in information technology initiatives. Based on the current economic conditions, the Company expects marketing and reservation activities to range between a net use of cash totaling $1 million to a source of cash totaling $3 million in 2011.

Investing Activities

Cash utilized for investing activities totaled $10.3 million and $21.4 million for the six months ended June 30, 2011 and 2010, respectively. The decline in cash utilized for investing activities was primarily due to lower capital expenditures than the prior year and a decline in financing provided to franchisees, partially offset by equity method investments entered into during the six months ended June 30, 2011. During the six months ended June 30, 2011 and 2010, capital expenditures totaled $5.1 million and $12.2 million, respectively. Capital expenditures for 2011 primarily include upgrades of system-wide property and yield management systems, upgrades to information systems infrastructure and the purchase of computer software and equipment.

The Company occasionally provides financing to franchisees for property improvements, hotel development efforts and other purposes. During the six months ended June 30, 2011 and 2010, the Company advanced $2.7 million and $8.0 million, respectively for these purposes. At June 30, 2011, the Company had commitments to extend an additional $5.7 million for these purposes provided certain conditions are met by its franchisees, of which $2.9 million is expected to be advanced in the next twelve months.

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

The Revolver requires that the Company and its restricted subsidiaries comply with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments and effecting mergers and/or asset sales. In addition, the Revolver imposes financial maintenance covenants requiring the Company to maintain a total leverage ratio of not more than 3.5 to 1.0 and an interest coverage ratio of at least 3.5 to 1.0. At June 30, 2011, the Company maintained a total leverage ratio of approximately 1.4x and an interest ratio coverage of approximately 12.4x. At June 30, 2011, the Company was in compliance with all covenants under the Revolver.

The proceeds of the Revolver are used for general corporate purposes, including working capital, debt repayment, stock repurchases, dividends, investments and other permitted uses. As of June 30, 2011, the Company had no outstanding amounts pursuant to the Revolver.

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

Dividends

The Company currently maintains the payment of a quarterly dividend on its common shares outstanding, however, the declaration of future dividends are subject to the discretion of our board of directors. On February 21, 2011, the Company’s board of directors declared a cash dividend of $0.185 per share (or approximately $11.0 million in the aggregate), which was paid on April 15, 2011 to shareholders of record as of April 1, 2011. On May 5, 2011, the Company’s board of directors declared a cash dividend of $0.185 per share (or approximately $11.0 million in the aggregate), which was paid on July 15, 2011 to shareholders of record as of July 1, 2011. The Company’s quarterly dividend rate declared during the six months ended June 30, 2011 has remained unchanged from the previous quarterly declarations. We expect that cash dividends will continue to be paid in the future, subject to future business performance, economic conditions, changes in tax regulations and other matters. Based on our present dividend rate and outstanding share count, aggregate annual dividends for 2011 would be approximately $44.0 million.

Share Repurchases

During the six months ended June 30, 2011, the Company repurchased no shares of its common stock under the share repurchase program. Since the program’s inception through June 30, 2011, we have repurchased 43.2 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.0 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 76.2 million shares at an average price of $13.35 per share through June 30, 2011. At June 30, 2011 the Company had approximately 3.6 million shares remaining under the current stock repurchase authorization. Upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.

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

Approximately $80.3 million of the Company’s cash and cash equivalents at June 30, 2011 pertains to undistributed earnings of the Company’s consolidated foreign subsidiaries. Since the Company’s intent is for such earnings to be reinvested by the foreign subsidiaries, the Company has not provided additional United States income taxes on these amounts. While the Company has no intention to utilize these cash and cash equivalents in its domestic operations, any change to this policy would result in the Company incurring additional United States income taxes on any amounts utilized domestically.

During the six months ended June 30, 2011, the Company recorded one-time employee termination charges totaling $0.9 million in SG&A and marketing and reservation expenses. These charges related to salary and benefits continuation payments for employees separating from service with the Company. At June 30, 2011, the Company had approximately $0.6 million of these salary and benefits continuation payments remaining to be remitted. During the six months ended June 30, 2011, the Company remitted $2.7 million of termination benefits related to employee termination charges recorded in prior periods and had approximately $1.4 million of these benefits remaining to be paid.

At June 30, 2011 approximately $2.0 million of termination benefits remained to be paid and the Company expects $1.8 million of these benefits to be paid in the next twelve months. In addition, the Company expects to satisfy approximately $2.7 million of deferred compensation and retirement plan obligations during the next twelve months.

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

The Company records marketing and reservation system revenues and expenses on a gross basis since the Company is the primary obligor in the arrangement, maintains the credit risk, establishes the price and nature of the marketing or reservation services and retains discretion in supplier selection. In addition, net advances to and repayments from the franchise system for marketing and reservation activities are presented as cash flows from operating activities.

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

In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan (“EDCP”) which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust. Prior to January 1, 2010, participants could elect an investment return of either the annual yield of the Moody’s Average Corporate Bond Rate Yield Index plus 300 basis points, or a return based on a selection of available diversified investment options. Effective January 1, 2010, the Moody’s Average Corporate Bond Rate Yield Index plus 300 basis points is no longer an investment option for salary deferrals made on compensation earned after December 31, 2010. As of June 30, 2011 and December 31, 2010, the Company recorded a deferred compensation liability of $16.5 million and $17.6 million, respectively related to these deferrals and credited investment returns. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. Compensation expense recorded in SG&A for the six months ended June 30, 2011 and 2010 were $0.5 million and $0.3 million, respectively.

The Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that partially offset the earnings credited to the participants. The diversified investments held in the trusts totaled $14.7 million and $13.6 million as of June 30, 2011 and December 31, 2010, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying statements of income. The Company recorded investment gains (losses) during the six months ended June 30, 2011 and 2010 of $0.5 million and ($0.2 million), respectively.

In 1997, the Company adopted the Choice Hotels International, Inc. Non-qualified Retirement Savings and Investment Plan (“Non-Qualified Plan”). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. As of June 30, 2011 and December 31, 2010, the Company had recorded a deferred compensation liability of $11.0 million and $10.6 million, respectively related to these deferrals. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. The net increase in compensation expense recorded in SG&A for the six months ended June 30, 2011 was $0.2 million while the net decrease in compensation expense recorded in SG&A for the six months ended June 30, 2010 was $0.3 million.

The diversified investments held in the trusts were $10.2 million and $9.7 million as of June 30, 2011 and December 31, 2010, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying statements of income. The Company recorded investment gains for the six months ended June 30, 2011 of $0.3 million and investment losses of $0.2 million for the six months ended June 30, 2010. In addition, the Non-Qualified Plan held shares of the Company’s common stock with a market value of $0.8 million and $0.9 million as of June 30, 2011 and December 31, 2010, respectively.

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

The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company’s foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including in certain circumstances the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $25.0 million and $23.4 million at June 30, 2011 and December 31, 2010, respectively which we account for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.

At March 31, 2011, the Company had no amounts outstanding under its variable interest rate debt instruments compared to $0.2 million outstanding at December 31, 2010. The Company expects to refinance its fixed and variable long-term debt obligations prior to their scheduled maturities.

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

An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

There has been no change in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2011, that materially affected, or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

Issuer Purchases of Equity Securities

The following table sets forth purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the six months ended June 30, 2011:

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1),(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2011	—	$—	—	3,570,460
February 28, 2011	50,681	39.82	—	3,570,460
March 31, 2011	4,614	38.86	—	3,570,460
April 30, 2011	355	38.23	—	3,570,460
May 31, 2011	8,377	37.80	—	3,570,460
June 30, 2011	—	—	—	3,570,460

Total	64,027	$39.48	—	3,570,460

(1)	The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998. The program has no fixed dollar amount or expiration date.
(2)	During the six months ended June 30, 2011, the Company redeemed 64,027 shares of common stock from employees to satisfy minimum tax-withholding requirements related to the vesting of restricted stock grants. These redemptions were not part of the board repurchase authorization.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number and Description

Exhibit Number	Description

3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

3.02(b)	Amended and Restated Bylaws of Choice Hotels International, Inc.

10.01(c)	Non-Competition, Non-Solicitation and Severance Benefit Agreement between the Company and Patrick Pacious, dated May 5, 2011.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

We advise users of this data that pursuant to Rule 406T of Regulation S-T this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*	Filed herewith
(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Registration Statement on Form S-4, filed August 30, 1998 (Reg. No. 333-62543).
(b)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels international, Inc.’s Current Report on Form 8-K filed February 16, 2010.
(c)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K filed May 10, 2011.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

August 9, 2011	By:	/S/ DAVID L. WHITE

David L. White
Senior Vice President, Chief Financial Officer & Treasurer