Form 10-Q
period 2011-09-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2011-11-09
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NO. 001-13393
 _____________________________________________
CHOICE HOTELS INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)
_____________________________________________

DELAWARE	52-1209792
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10750 COLUMBIA PIKE
SILVER SPRING, MD. 20901
(Address of principal executive offices)
(Zip Code)
(301) 592-5000
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
_____________________________________________
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

CLASS	SHARES OUSTANDING AT SEPTEMBER 30, 2011
Common Stock, Par Value $0.01 per share	59,166,765

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
REVENUES:
Royalty fees	$77,355	$72,565	$183,896	$171,029
Initial franchise and relicensing fees	3,469	1,970	8,668	6,537
Procurement services	3,984	3,756	13,706	13,612
Marketing and reservation	104,393	102,867	258,192	242,096
Hotel operations	1,236	1,068	3,173	3,044
Other	1,884	1,575	5,268	4,752
Total revenues	192,321	183,801	472,903	441,070

OPERATING EXPENSES:
Selling, general and administrative	22,555	23,156	72,941	67,796
Depreciation and amortization	2,073	2,078	5,976	6,470
Marketing and reservation	104,393	102,867	258,192	242,096
Hotel operations	900	823	2,593	2,387
Total operating expenses	129,921	128,924	339,702	318,749

Operating income	62,400	54,877	133,201	122,321
OTHER INCOME AND EXPENSES, NET:
Interest expense	3,228	1,864	9,719	3,160
Interest income	(506)	(161)	(937)	(356)
Other (gains) and losses	2,673	(1,510)	3,678	(1,289)
Equity in net (income) loss of affiliates	39	(342)	(262)	(890)
Total other income and expenses, net	5,434	(149)	12,198	625
Income before income taxes	56,966	55,026	121,003	121,696
Income taxes	14,664	14,532	35,393	38,398
Net income	$42,302	$40,494	$85,610	$83,298

Basic earnings per share	$0.71	$0.68	$1.43	$1.40
Diluted earnings per share	$0.71	$0.68	$1.43	$1.40
Cash dividends declared per share	$0.185	$0.185	$0.555	$0.555
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED, IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	September 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$124,734	$91,259
Receivables (net of allowance for doubtful accounts of $8,546 and $9,159, respectively)	62,009	47,638
Deferred income taxes	429	429
Other current assets	22,585	24,256
Total current assets	209,757	163,582
Property and equipment, at cost, net	53,504	55,662
Goodwill	66,021	66,041
Franchise rights and other identifiable intangibles, net	17,913	20,825
Receivable – marketing and reservation fees	54,040	42,507
Investments, employee benefit plans, at fair value	22,017	23,365
Deferred income taxes	21,580	24,435
Other assets	23,089	15,305
Total assets	$467,921	$411,722
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$44,529	$41,168
Accrued expenses	37,085	47,818
Deferred revenue	76,643	67,322
Current portion of long-term debt	691	420
Deferred compensation and retirement plan obligations	2,720	2,552
Revolving credit facility	0	200
Income taxes payable	20,129	5,778
Total current liabilities	181,797	165,258
Long-term debt	252,320	251,554
Deferred compensation and retirement plan obligations	33,818	35,707
Other liabilities	14,427	17,274
Total liabilities	482,362	469,793
Commitments and Contingencies
SHAREHOLDERS’ DEFICIT
Common stock, $0.01 par value, 160,000,000 shares authorized; 95,345,362 shares issued at September 30, 2011 and December 31, 2010 and 59,166,765 and 59,583,770 shares outstanding at September 30, 2011 and December 31, 2010, respectively	592	596
Additional paid-in capital	98,681	92,774
Accumulated other comprehensive loss	(6,720)	(7,192)
Treasury stock (36,178,597 and 35,761,592 shares at September 30, 2011 and December 31, 2010, respectively), at cost	(887,815)	(872,306)
Retained earnings	780,821	728,057
Total shareholders’ deficit	(14,441)	(58,071)
Total liabilities and shareholders’ deficit	$467,921	$411,722
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, IN THOUSANDS)

	Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$85,610	$83,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,976	6,470
Provision for bad debts, net	845	2,421
Non-cash stock compensation and other charges	10,262	6,969
Non-cash interest and other (income) loss	3,079	(987)
Dividends received from equity method investments	316	618
Equity in net income of affiliates	(262)	(890)
Changes in assets and liabilities, net of acquisitions:
Receivables	(15,494)	(14,511)
Receivable – marketing and reservation fees, net	(1,474)	(2,594)
Accounts payable	4,468	6,274
Accrued expenses	(10,584)	(1,210)
Income taxes payable/receivable	14,354	11,940
Deferred income taxes	2,839	(2,704)
Deferred revenue	9,375	19,443
Other assets	(556)	(11,755)
Other liabilities	(2,861)	5,457
Net cash provided by operating activities	105,893	108,239
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(8,129)	(17,673)
Equity method investments	(3,600)	0
Acquisitions, net of cash acquired	0	(466)
Issuance of notes receivable	(4,320)	(8,901)
Collections of notes receivable	15	5,055
Purchases of investments, employee benefit plans	(1,051)	(1,396)
Proceeds from sale of investments, employee benefit plans	566	1,018
Other items, net	(312)	(296)
Net cash used in investing activities	(16,831)	(22,659)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) pursuant to revolving credit facilities	(200)	(271,100)
Proceeds from issuance of long-term debt	75	247,733
Repayments of long-term debt	(74)	(20)
Settlement of forward starting interest rate swap agreement	0	(8,663)
Purchase of treasury stock	(24,796)	(11,171)
Dividends paid	(32,923)	(32,884)
Excess tax benefits from stock-based compensation	1,108	331
Debt issuance costs	(2,356)	(804)
Proceeds from exercise of stock options	3,726	1,321
Net cash used in financing activities	(55,440)	(75,257)
Net change in cash and cash equivalents	33,622	10,323
Effect of foreign exchange rate changes on cash and cash equivalents	(147)	1,355
Cash and cash equivalents at beginning of period	91,259	67,870
Cash and cash equivalents at end of period	$124,734	$79,548
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Income taxes, net of refunds	$17,222	$26,561
Interest	$15,098	$1,924
Non-cash investing and financing activities:
Declaration of dividends	$32,846	$32,886
Capital lease obligation	$1,053	$2,483
Issuance of restricted shares of common stock	$9,604	$9,233
Issuance of performance vested restricted stock units	$0	$256
Issuance of treasury stock to employee stock purchase plan	$550	$424
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Company Information and Significant Accounting Policies
The accompanying unaudited consolidated financial statements of Choice Hotels International, Inc. and subsidiaries (together the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (which include any normal recurring adjustments) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The year-end balance sheet information was derived from audited financial statements, but does not include all disclosures required by GAAP. The Company believes the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2010 and notes thereto included in the Company’s Form 10-K, filed with the SEC on March 1, 2011 (the “10-K”). Interim results are not necessarily indicative of the entire year results because of seasonal variations. All inter-company transactions and balances between Choice Hotels International, Inc. and its subsidiaries have been eliminated in consolidation.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. As of September 30, 2011 and December 31, 2010, $4.1 million and $2.8 million respectively, of book overdrafts representing outstanding checks in excess of funds on deposit are included in accounts payable in the accompanying consolidated balance sheets.
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
In September 2011, the FASB issued ASU No. 2011-08, "Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment" ("ASU No. 2011-08"). The guidance in ASU No. 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Furthermore, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued. The Company is currently evaluating the impact of this guidance, if any, on its financial reporting.

2.	Other Current Assets
Other current assets consist of the following:

	September 30, 2011	December 31, 2010
	(In thousands)
Land held for sale	$8,288	$11,089
Prepaid expenses	8,815	8,070
Notes receivable (See Note 3)	3,763	3,966
Other current assets	1,719	1,131
Total	$22,585	$24,256
Land held for sale represents the Company’s purchase of various parcels of real estate as part of its program to incent franchise development in top markets for certain brands. The Company has acquired this real estate with the intent to resell it to third-party developers for the construction of hotels operated under the Company’s brands. During the first quarter of 2011, the Company determined that one parcel of land no longer met the criteria to be classified as a current asset held for sale. As a result, the Company reclassified this land to other long-term assets on the Company’s consolidated balance sheets at the lower of its carrying amount or fair value. The Company determined that the carrying amount of the land exceeded its estimated fair value by approximately $1.8 million based on comparable sales. As a result, in the first quarter of 2011, the Company reduced the carrying amount of the land to its estimated fair value and recognized a $1.8 million loss in other gains and losses in the consolidated statements of income.

	Fair Value Measurements Using
	($ in millions)
Description	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Land held for sale(1)	$1.3	0	$1.3	0	$(1.8)
 ___________________

(1)	Included in Other Assets

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
The following table shows the composition of our notes receivable balances:

	September 30, 2011			December 31, 2010
	($ in thousands)			($ in thousands)
Credit Quality Indicator	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Total	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Total
Senior	$0	$4,425	$4,425	$0	$3,846	$3,846
Subordinated	0	14,690	14,690	0	14,494	14,494
Unsecured	7,997	0	7,997	7,753	0	7,753
Total notes receivable	7,997	19,115	27,112	7,753	18,340	26,093
Allowance for losses on non-impaired loans	800	225	1,025	775	613	1,388
Allowance for losses on receivables specifically evaluated for impairment	0	8,557	8,557	0	8,638	8,638
Total loan reserves	800	8,782	9,582	775	9,251	10,026
Net carrying value	$7,197	$10,333	$17,530	$6,978	$9,089	$16,067
Current portion, net	$131	$3,632	$3,763	$114	$3,852	$3,966
Long-term portion, net	7,066	6,701	13,767	6,864	5,237	12,101
Total	$7,197	$10,333	$17,530	$6,978	$9,089	$16,067

The Company classifies notes receivable due within one year as other current assets and notes receivable with a maturity greater than one year as other assets in the Company’s consolidated balance sheets.

The following table summarizes the activity related to the Company’s Forgivable Notes Receivable and Mezzanine and & Other Notes Receivable allowance for losses from December 31, 2010 through September 30, 2011:

	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable
	(In thousands)
Balance, December 31, 2010	$775	$9,251
Provisions	215	338
Recoveries	(3)	(807)
Write-offs	(90)	0
Other(1)	(97)	0
Balance, September 30, 2011	$800	$8,782

(1) Consists of default rate assumption changes
Forgivable Notes Receivable
From time to time, the Company provides financing to franchisees for property improvements and other purposes in the form of forgivable promissory notes. The terms of the notes typically range from 3 to 10 years, bearing market interest rates, and are forgiven and amortized over that time period if the franchisee remains in the system in good standing. The notes are forgivable by the Company and therefore, franchisees are not required to repay the forgivable notes provided that the respective hotels remain in the system and in good standing throughout the term of their note. The Company fully reserves all defaulted notes in addition to recording a reserve on the estimated uncollectible portion of the remaining notes. For those notes not in default, the Company calculates an allowance for losses and determines the ultimate collectibility on these forgivable notes based on the historical default rates for those unsecured notes that are not forgiven but are required to be repaid. The Company records bad debt expense in SG&A expenses in the accompanying consolidated statements of income in the quarter when the note is deemed uncollectible. Recoveries are recorded as a reduction of SG&A expenses in the quarter received.
As of September 30, 2011 and December 31, 2010, the unamortized balance of these notes totaled $8.0 million and $7.8 million, respectively. The Company recorded an allowance for credit losses on these forgivable notes receivable of $0.8 million at both September 30, 2011 and December 31, 2010, respectively. Amortization expense included in the accompanying consolidated statements of income related to the notes was $0.6 million and $1.7 million for the three and nine months ended September 30, 2011, respectively. Amortization expense for the three and nine months ended September 30, 2010 was $0.5 million and $1.4 million, respectively. At September 30, 2011, the Company had commitments to extend an additional $5.5 million in forgivable notes receivable provided certain commitments are met by its franchisees, of which $2.7 million is expected to be advanced in the next twelve months.
Mezzanine and Other Notes Receivable
The Company has provided financing to franchisees in support of the development of properties in key markets. These notes include non-interest bearing receivables as well as notes bearing market interest rates and are due upon maturity. Non-interest bearing notes are recorded net of their unamortized discounts. At September 30, 2011 and December 31, 2010, all discounts were fully amortized. Interest income associated with these note receivable is reflected in the accompanying consolidated statements of income under the caption of interest income.
The Company expects the owners to repay the loans in accordance with the loan agreements, or earlier as the hotels mature and capital markets permit. The Company estimates the collectibility and records an allowance for loss on its mezzanine and other notes receivable when recording the receivables in the Company's financial statements. These estimates are updated quarterly based on available information.
The Company considers a loan to be impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. The Company measures loan impairment based on the present value of expected future cash flows discounted at the loan's original effective interest rate or the estimated fair value of the collateral. For impaired loans, the Company establishes a specific impairment reserve for the difference between the recorded investment in the loan and the present value of the expected future cash flows or the estimated fair value of the collateral. The Company applies its loan impairment policy individually to all mezzanine and other notes receivable in the portfolio and does not aggregate loans for the purpose of applying such policy. For impaired loans, the Company recognizes interest income on a cash basis. If it is likely that a loan will not be collected based on financial or other business indicators it is the Company's policy to charge off these loans to SG&A expenses in the accompanying consolidated statements of income in the quarter when it is deemed uncollectible. Recoveries of impaired loans are recorded as a reduction of SG&A expenses in the quarter received.
The Company assesses the collectibility of its senior notes receivable by comparing the market value of the underlying assets to the carrying value of the outstanding notes. In addition, the Company evaluates the property's operating performance, the borrower's compliance with the terms of the loan and franchise agreements, and all related personal guarantees that have been provided by the borrower. For subordinated or unsecured receivables, the Company assesses the property's operating performance, the subordinated equity available to the Company, the borrower's compliance with the terms of loan and franchise agreements, and the related personal guarantees that have been provided by the borrower.
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
The Company has determined that approximately $11.9 million and $10.8 million of its mezzanine and other notes receivable were impaired at September 30, 2011 and December 31, 2010, respectively. The Company has recorded allowance for credit losses on these impaired loans at September 30, 2011 and December 31, 2010 totaling $8.6 million and $8.6 million resulting in a carrying value of impaired loans of $3.4 million and $2.2 million, respectively for which we had no related allowance for credit losses. The Company did not recognize interest income during the time that the loans were impaired on either the accrual or cash basis during the periods ended September 30, 2011 and 2010. The Company had provided loan reserves on non-impaired loans totaling $0.2 million and $0.6 million at September 30, 2011 and December 31, 2010, respectively.
Past due balances of mezzanine and other notes receivable by credit quality indicators are as follows:

	30-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Receivables
	($ in thousands)
As of September 30, 2011
Senior	$0	$0	$0	$4,425	$4,425
Subordinated	0	12,026	12,026	2,664	14,690
	$0	$12,026	$12,026	$7,089	$19,115
As of December 31, 2010
Senior	$0	$0	$0	$3,846	$3,846
Subordinated	0	10,931	10,931	3,563	14,494
	$0	$10,931	$10,931	$7,409	$18,340

4.	Receivable – Marketing and Reservation Fees
The marketing fees receivable from cumulative marketing expenses incurred in excess of cumulative marketing fees earned at September 30, 2011 and December 31, 2010 was $21.7 million and $17.0 million, respectively. As of September 30, 2011 and December 31, 2010, the reservation fees receivable related to cumulative reservation expenses incurred in excess of cumulative reservation fees earned was $32.3 million and $25.5 million, respectively. Depreciation and amortization expense attributable to marketing and reservation activities for the three months ended September 30, 2011 and 2010 was $3.4 million and $3.0 million, respectively. Depreciation and amortization expense attributable to marketing and reservation activities for the nine months ended September 30, 2011 and 2010 was $10.0 million and $9.1 million, respectively. Interest expense attributable to marketing and reservation activities was $1.0 million and $0.3 million for the three months ended September 30, 2011 and 2010, respectively. Interest expense attributable to marketing and reservation activities was $3.0 million and $0.5 million for the nine months ended September 30, 2011 and 2010, respectively.
The Company evaluates the receivable for marketing and reservation costs in excess of cumulative marketing and reservation system fees earned on a periodic basis for collectibility. The Company will record an allowance when, based on current information and events, it is probable that it will be unable to collect all amounts due for marketing and reservation activities according to the contractual terms of the franchise agreements. The receivables are considered to be uncollectible if the expected net, undiscounted cash flows from marketing and reservation activities are less than the carrying amount of the asset.

5.	Other Assets
Other assets consist of the following:

	September 30, 2011	December 31, 2010
	(In thousands)
Notes receivable (see Note 3)	$13,767	$12,101
Deferred financing fees	3,530	2,102
Equity method investments	3,740	251
Other	2,052	851
Total	$23,089	$15,305

6.	Deferred Revenue
Deferred revenue consists of the following:

	September 30, 2011	December 31, 2010
	(In thousands)
Loyalty programs	$71,781	$61,604
Initial, relicensing and franchise fees	3,323	4,631
Procurement service fees	1,105	1,052
Other	434	35
Total	$76,643	$67,322

7.	Debt
Debt consists of the following at:

	September 30, 2011	December 31, 2010
	(In thousands)
$250 million senior notes with an effective interest rate of 6.19% at September 30, 2011 and December 31, 2010	$249,427	$249,379
$350 million senior unsecured revolving credit facility with an effective interest rate of 0.675% at December 31, 2010	0	200
Capital lease obligations due 2016 with an effective interest rate of 3.66% and 4.66% at September 30, 2011 and December 31, 2010, respectively	3,482	2,538
Other notes payable	102	57
Total debt	$253,011	$252,174
Less current portion	691	620
Total long-term debt	$252,320	$251,554
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
The Revolver is unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Company's subsidiaries that currently guaranty the obligations under the Company's Indenture governing the terms of its 5.70% senior notes due 2020.
The Company may at any time prior to the final maturity date increase the amount of the Revolver by up to an additional $150 million to the extent that any one or more lenders commit to being a lender for the additional amount and certain other customary conditions are met.
The Company may elect to have borrowings under the Revolver bear interest at (i) a base rate plus a margin ranging from 5 to 80 basis points based on the Company's credit rating or (ii) LIBOR plus a margin ranging from 105 to 180 basis points based on the Company's credit rating. In addition, the Revolver requires the Company to pay a quarterly facility fee on the full amount of the commitments under the Revolver (regardless of usage) ranging from 20 to 45 basis points based upon the credit rating of the Company.
The Revolver requires that the Company and its restricted subsidiaries comply with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments and effecting mergers and/or asset sales. In addition, the Revolver imposes financial maintenance covenants requiring the Company to maintain a total leverage ratio of not more than 3.5 to 1.0 and an interest coverage ratio of at least 3.5 to 1.0. The Revolver includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Revolver to be immediately due and payable. At September 30, 2011 the Company was in compliance with all covenants under the Revolver.
The proceeds of the Revolver are used for general corporate purposes, including working capital, debt repayment, stock repurchases, dividends, investments and other permitted uses. At September 30, 2011, no amounts were outstanding under the Revolver.
Debt issuance costs incurred in connection with the Revolver totaled $2.4 million and are being amortized, on a straight-line basis, which is not materially different than the effective interest method, through the maturity of the Revolver. Amortization of these costs is included in interest expense in the accompanying statements of income.
On August 25, 2010, the Company completed a $250 million senior unsecured note offering (“the Senior Notes”) at a discount of $0.6 million, bearing a coupon of 5.7% with an effective rate of 6.19%. The Senior Notes will mature on August 28, 2020, with interest on the Senior Notes to be paid semi-annually on February 28th and August 28th. The Company used the net proceeds from the offering, after deducting underwriting discounts and other offering expenses, to repay outstanding borrowings under the Old Revolver and other general corporate purposes. The Company's Senior Notes are guaranteed jointly, severally, fully and unconditionally, subject to certain customary limitations by eight 100%-owned domestic subsidiaries.

8.	Pension Plan
The Company sponsors an unfunded non-qualified defined benefit plan (“SERP”) for certain senior executives. No assets are held with respect to the SERP; therefore benefits are funded as paid to participants. For each of the three months ended September 30, 2011 and 2010, the Company recorded $0.1 million in expenses related to the SERP which are included in SG&A expense in the accompanying consolidated statements of income. The expenses related to the SERP for each of the nine month periods ended September 30, 2011 and 2010 was $0.4 million. Benefit payments totaling $0.4 million are currently scheduled to be remitted within the next twelve months.

The following table presents the components of net periodic benefit costs for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010
Components of net periodic pension cost:
Interest cost	$135	$135	$406	$404
Net periodic pension cost	$135	$135	$406	$404
The 2011 monthly net periodic pension costs are approximately $0.5 million. The components of projected pension costs for the year ended December 31, 2011 are as follows:

(in thousands)
Components of net periodic pension cost:
Interest cost	$541
Net periodic pension cost	$541

The following is a reconciliation of the changes in the projected benefit obligation for the nine months ended September 30, 2011:

(in thousands)
Projected benefit obligation, December 31, 2010	$10,034
Interest cost	406
Actuarial loss	16
Benefit payments	(318)
Projected benefit obligations September 30, 2011	$10,138
The amounts in accumulated other comprehensive income (loss) that have not yet been recognized as components of net periodic benefit costs at September 30, 2011 are as follows:

(in thousands)
Transition asset (obligation)	$0
Prior service cost	0
Accumulated loss	(657)
Total	$(657)

9.	Non-Qualified Retirement, Savings and Investment Plans
The Company sponsors two non-qualified retirement savings and investment plans for certain employees and senior executives. Employee and Company contributions are maintained in separate irrevocable trusts. Legally, the assets of the trusts remain those of the Company; however, access to the trusts' assets is severely restricted. The trusts' cannot be revoked by the Company or an acquirer, but the assets are subject to the claims of the Company's general creditors. The participants do not have the right to assign or transfer contractual rights in the trusts.
In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan (“EDCP”) which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust. Prior to January 1, 2010, participants could elect an investment return of either the annual yield of the Moody's Average Corporate Bond Rate Yield Index plus 300 basis points, or a return based on a selection of available diversified investment options. Effective January 1, 2010, the Moody's Average Corporate Bond Rate Yield Index plus 300 basis points is no longer an investment option for salary deferrals made on compensation earned after December 31, 2010. As of September 30, 2011 and December 31, 2010, the Company recorded a deferred compensation liability of $16.8 million and $17.6 million, respectively related to these deferrals and credited investment returns. Compensation expense is recorded in SG&A expense on the Company's consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. Compensation expense recorded in SG&A for the three months ended September 30, 2011 and 2010 were $16,778 and $0.3 million respectively. Compensation expense recorded in SG&A for the nine months ended September 30, 2011 and 2010 was $0.5 million and $0.7 million, respectively.
The Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that partially offset the earnings credited to the participants. The diversified investments held in the trusts totaled $13.1 million and $13.6 million as of September 30, 2011 and December 31, 2010, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying statements of income. The Company recorded investment gains (losses) during the three months ended September 30, 2011 and 2010 of approximately ($1.4 million) and $0.8 million, respectively. The Company recorded investments gains (losses) during the nine months ended September 30, 2011 and 2010 totaling ($0.9 million) and $0.6 million, respectively.
In 1997, the Company adopted the Choice Hotels International, Inc. Non-Qualified Retirement Savings and Investment Plan (“Non-Qualified Plan”). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. As of September 30, 2011 and December 31, 2010, the Company had recorded a deferred compensation liability of $9.6 million and $10.6 million, respectively related to these deferrals. Compensation expense is recorded in SG&A expense on the Company's consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. The net increase (decrease) in compensation expense recorded in

SG&A for the three months ended September 30, 2011 and 2010 was ($1.3 million) and $0.8 million respectively. The net increase (decrease) in compensation expense recorded in SG&A for the nine months ended September 30, 2011 and September 30, 2010 and was ($1.1 million) and $0.5 million, respectively.
The diversified investments held in the trusts were $9.0 million and $9.7 million as of September 30, 2011 and December 31, 2010, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying statements of income. The Company recorded investment gains (losses) during the three months ended September 30, 2011 and 2010 of approximately ($1.2 million) and $0.7 million, respectively. The Company recorded investment losses during the nine months ended September 30, 2011 of $0.9 million and investment gains of $0.5 million for the nine months ended September 30, 2010. In addition, the Non-Qualified Plan held shares of the Company's common stock with a market value of $0.7 million and $0.9 million at September 30, 2011 and December 31, 2010, respectively, which are recorded as a component of shareholders' deficit.

10.	Fair Value Measurements
The Company estimates the fair value of its financial instruments utilizing a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. There have been no significant transfers into or out of Level 1 or Level 2 inputs during the three and nine months ended September 30, 2011. The following summarizes the three levels of inputs, as well as the assets that the Company values using those levels of inputs.
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

	Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets (in thousands)
As of September 30, 2011
Money market funds, included in cash and cash equivalents	$10,001	$0	$10,001	$0
Mutual funds(1)	19,831	19,831	0	0
Money market funds(1)	2,186	0	2,186	0
	$32,018	$19,831	$12,187	$0
As of December 31, 2010
Money market funds, included in cash and cash equivalents	$10,001	$0	$10,001	$0
Mutual funds(1)	20,917	20,917	0	0
Money market funds(1)	2,448	0	2,448	0
	$33,366	$20,917	$12,449	$0
________________________

(1)	Included in Investments, employee benefit plans fair value on the consolidated balance sheets.
The Company believes that the fair value of its current assets and current liabilities approximate their reported carrying amounts due to the short-term nature of these items. In addition, the interest rates of the Company's Revolver adjust frequently based on current market rates; accordingly its carrying amount approximates fair value.
The Company estimates the fair value of its senior notes, using quoted market prices. At September 30, 2011 and December 31, 2010, the senior notes had an approximate fair value of $276.5 million and $244.0 million, respectively.

11.	Income Taxes
The effective income tax rate for the quarter was 25.7% compared to 26.4% in 2010. The effective income tax rate for the nine months ended September 30, 2011 was 29.2% compared to 31.6% in 2010.

The effective income tax rates for the three and nine months ended September 30, 2011 were lower than the U.S. federal statutory rate of 35% due to the identification of $1.7 million of additional federal tax benefits, $0.4 million of foreign tax credits for open tax years, and an adjustment of $1.9 million for unrecognized tax positions. Additionally, an adjustment to our current federal taxes payable of $1.4 million reduced the effective tax rate for the nine months ended September 30, 2011. The effective income tax rates for the three and nine months ended September 30, 2010 were lower than the U.S. federal statutory rate of 35% primarily due to a $3.3 million adjustment to our deferred tax assets and the identification of $1.7 million of additional federal income tax benefits, partially offset by an increase of $1.6 million related to the identification of unrecognized tax positions. The effective income tax rates for the three and nine months ended September 30, 2011 and 2010 were also impacted by the effect of foreign operations, partially offset by state income taxes.

12.	Share-Based Compensation and Capital Stock
Stock Options
No stock options were granted during the three month periods ended September 30, 2011 and 2010. The Company granted 0.2 million and 0.3 million options to certain employees of the Company at a fair value of $2.1 million and $2.6 million during the nine months ended September 30, 2011 and 2010, respectively. The stock options granted by the Company had an exercise price equal to the market price of the Company's common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

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
The aggregate intrinsic value of the stock options outstanding and exercisable at September 30, 2011 was $2.3 million and $1.7 million, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2011 and 2010 was approximately $0.2 million and $16,000, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2011 and 2010 was $2.5 million and $1.0 million, respectively.

The Company received approximately $0.6 million and $6,000 in proceeds from the exercise of 26,614 and 600 employee stock options during the three month periods ended September 30, 2011 and 2010, respectively. The Company received $3.7 million and $1.3 million in proceeds from the exercise of approximately 0.2 million and 66,000 of employee stock options during the nine month periods ended September 30, 2011 and 2010, respectively.

Restricted Stock
The following table is a summary of activity related to restricted stock grants:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Restricted share grants	45,674	4,203	247,298	279,157
Weighted average grant date fair value per share	$30.27	$35.69	$38.84	$33.07
Aggregate grant date fair value ($000)	$1,383	$150	$9,604	$9,233
Restricted shares forfeited	5,884	2,354	33,252	11,183
Vesting service period of shares granted	3 years	4 years	1-4 years	3-4 years
Grant date fair value of shares vested ($000)	$298	$200	$6,655	$5,948
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
Performance Vested Restricted Stock Units
The Company has granted performance vested restricted stock units (“PVRSU”) to certain employees. The vesting of these stock awards is contingent upon the Company achieving performance targets at the end of specified performance periods and the employees' continued employment. The performance conditions affect the number of shares that will ultimately vest. The range of possible stock-based award vesting is between 0% and 200% of the initial target. If a minimum of 50% of the performance target is not attained then no awards will vest under the terms of the PVRSU agreements. Compensation expense related to these awards will be recognized over the requisite service period and will only be recognized on those PVRSUs that ultimately vest based on the Company's estimate of the achievement of the various performance targets. The Company has currently estimated that between 0% and 100% of the various award targets will be achieved. The fair value is measured by the market price of the Company's common stock on the date of grant. Compensation expense is recognized ratably over the requisite service period.
The following table is a summary of activity related to PVRSU grants:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Performance vested restricted stock units granted at target	—	—	25,036	33,517
Weighted average grant date fair value per share	$—	$—	$41.25	$32.60
Aggregate grant date fair value ($000)	$—	$—	$1,033	$1,093
Stock units forfeited	—	—	41,512	9,650
Requisite service period	—	—	3 years	3 years
During the three and nine months ended September 30, 2011, no PVRSU grants vested. During the nine months ended September 30, 2011, PVRSU grants totaling 39,070 units were forfeited since the Company did not achieve the minimum performance conditions contained in the stock awards. The remaining 2,442 units were forfeited upon employee termination. During the nine months ended September 30, 2010, PVRSU grants totaling 10,880 vested at a fair value of $0.3 million and 9,650 units were forfeited since certain performance targets were not achieved.

A summary of stock-based award activity as of September 30, 2011 and changes during the nine months ended are presented below:

	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	1,732,674	$31.43		592,131	$31.81	127,912	$33.43
Granted	166,306	41.25		247,298	38.84	25,036	41.25
Exercised/Vested	(164,150)	22.70		(204,972)	32.47	0	0
Forfeited/Expired	(126,587)	32.97		(33,252)	33.33	(41,512)	32.18
Outstanding at September 30, 2011	1,608,243	$33.21	4.5 years	601,205	$34.39	111,436	$35.66
Options exercisable at September 30, 2011	954,395	$33.06	4.0 years

The components of the Company’s pretax stock-based compensation expense and associated income tax benefits are as follows for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2011	2010	2011	2010
Stock options	$0.7	$0.7	$2.0	$1.9
Restricted stock	1.9	1.8	5.6	5.3
Performance vested restricted stock units	0.1	(0.7)	0.4	(0.4)
Total	$2.7	$1.8	$8.0	$6.8
Income tax benefits	$1.0	$0.7	$3.0	$2.5
Dividends
On September 16, 2011, the Company's board of directors declared a cash dividend of $0.185 per share (or approximately $10.9 million in the aggregate), which was paid on October 14, 2011 to shareholders of record as of October 3, 2011. On May 5, 2011, the Company's board of directors declared a cash dividend of $0.185 per share (or approximately $11.0 million in the aggregate), which was paid on July 15, 2011 to shareholders of record as of July 1, 2011. On February 21, 2011, the Company's board of directors declared a cash dividend of $0.185 per share (or approximately $11.0 million in the aggregate), which was paid on April 15, 2011 to shareholders of record as of April 1, 2011.
On September 17, 2010, the Company's board of directors declared a cash dividend of $0.185 per share (or approximately $11.0 million in the aggregate), which was paid on October 15, 2010 to shareholders of record as of October 1, 2010. On April 29, 2010, the Company's board of directors declared a cash dividend of $0.185 per share (or approximately $11.0 million in the aggregate), which was paid on July 16, 2010 to shareholders of record as of July 2, 2010. On February 16, 2010, the Company's board of directors declared a cash dividend of $0.185 per share (or approximately $11.0 million in the aggregate), which was paid on April 16, 2010 to shareholders of record as of April 5, 2010.
Share Repurchases and Redemptions
During the three and nine months ended September 30, 2011, the Company purchased 0.7 million shares of common stock under the share repurchase program at a total cost of $22.2 million. During the three months ended September 30, 2010, the Company purchased approximately 50,000 shares of common stock under the share repurchase program at a total cost of $1.9 million. During the nine months ended September 30, 2010, the Company purchased 0.3 million shares of common stock under the share repurchase program at a total cost of $8.7 million.
During the three and nine months ended September 30, 2011, the Company redeemed 3,309 and 67,336 shares of common stock at a total cost of approximately $0.1 million and $2.6 million, respectively, from employees to satisfy statutory minimum tax requirements from the vesting of restricted stock grants.
During the three and nine months ended September 30, 2010, the Company redeemed 1,736 and 75,432 shares of common stock at a total cost of approximately $60,000 and $2.4 million, respectively, from employees to satisfy statutory minimum tax requirements from the vesting of restricted stock grants and PVRSU grants.
These redemptions were outside the share repurchase program initiated in June 1998.

13.	Comprehensive Income
The components of accumulated other comprehensive income (loss) is as follows:

(In thousands)	September 30, 2011	December 31, 2010
Foreign currency translation adjustments	$1,375	$1,540
Deferred loss on cash flow hedge	(7,684)	(8,331)
Changes in pension benefit obligation recognized in other comprehensive income (loss)	(411)	(401)
Total accumulated other comprehensive income (loss)	$(6,720)	$(7,192)

The differences between net income and comprehensive income are described in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010
Net income	$42,302	$40,494	$85,610	$83,298
Other comprehensive income (loss), net of tax:
Settlement of forward starting interest rate swap agreement	—	(8,663)	—	(8,663)
Amortization of loss on cash flow hedge	215	117	646	117
Foreign currency translation adjustment, net	(1,167)	1,851	(164)	668
Actuarial pension loss, net of tax	0	0	(10)	0
Other comprehensive income (loss), net of tax	(952)	(6,695)	472	(7,878)
Comprehensive income	$41,350	$33,799	$86,082	$75,420

14.	Earnings Per Share
The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2011	2010	2011	2010
Computation of Basic Earnings Per Share:
Net income	$42,302	$40,494	$85,610	$83,298
Income allocated to participating securities	(417)	(426)	(848)	(865)
Net income available to common shareholders	$41,885	$40,068	$84,762	$82,433
Weighted average common shares outstanding – basic	59,182	58,965	59,169	58,948
Basic earnings per share	$0.71	$0.68	$1.43	$1.40
Computation of Diluted Earnings Per Share:
Net income	$42,302	$40,494	$85,610	$83,298
Income allocated to participating securities	(417)	(425)	(848)	(864)
Net income available to common shareholders	$41,885	$40,069	$84,762	$82,434
Weighted average common shares outstanding – basic	59,182	58,965	59,169	58,948
Diluted effect of stock options and PVRSUs	36	66	44	80
Weighted average shares outstanding-diluted	59,218	59,031	59,213	59,028
Diluted earnings per share	$0.71	$0.68	$1.43	$1.40

The Company's unvested restricted shares contain rights to receive non-forfeitable dividends, and thus are participating securities requiring the two-class method of computing earnings per share (“EPS”). The calculation of EPS for common stock shown above excludes the income attributable to the unvested restricted share awards from the numerator and excludes the dilutive impact of those awards from the denominator.
At September 30, 2011 and 2010, the Company had 1.6 million and 1.8 million outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the period, unless the stock options would be anti-dilutive. For the three and nine month periods ended September 30, 2011, the Company excluded 1.1 million and 0.7 million of anti-dilutive stock options from the diluted earnings per share calculation, respectively. For both the three and nine months ended September 30, 2010, the Company excluded 0.6 million of anti-dilutive stock options from the diluted earnings per share calculation.
PVRSUs are also included in the diluted earnings per share calculation assuming the performance conditions have been met at the reporting date. However, at September 30, 2011 and 2010, PVRSUs totaling 111,436 and 131,372, respectively were excluded from the computation since the performance conditions had not been met.

15.	Condensed Consolidating Financial Statements
Effective August 2010, the Company’s Senior Notes are guaranteed jointly, severally, fully and unconditionally, subject to certain customary limitations, by eight 100%-owned domestic subsidiaries. There are no legal or regulatory restrictions on the payment of dividends to Choice Hotels International, Inc. from subsidiaries that do not guarantee the Senior Notes. As a result of the guarantee arrangements, the following condensed consolidating financial statements are presented. Investments in subsidiaries are accounted for under the equity method of accounting.

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Three Months Ended September 30, 2011
(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$69,968	$20,112	$8,746	$(21,471)	$77,355
Initial franchise and relicensing fees	3,363	0	106	0	3,469
Procurement services	3,984	0	0	0	3,984
Marketing and reservation	91,827	89,219	4,803	(81,456)	104,393
Other items, net	1,652	1,236	232	0	3,120
Total revenues	170,794	110,567	13,887	(102,927)	192,321
OPERATING EXPENSES:
Selling, general and administrative	20,510	19,019	4,497	(21,471)	22,555
Marketing and reservation	94,644	86,779	4,426	(81,456)	104,393
Other items, net	703	2,044	226	0	2,973
Total operating expenses	115,857	107,842	9,149	(102,927)	129,921
Operating income	54,937	2,725	4,738	0	62,400
OTHER INCOME AND EXPENSES, NET:
Interest expense	4,209	(984)	3	0	3,228
Equity in earnings of consolidated subsidiaries	(5,186)	0	0	5,186	0
Other items, net	(153)	2,646	(287)	0	2,206
Total other income and expenses, net	(1,130)	1,662	(284)	5,186	5,434
Income before income taxes	56,067	1,063	5,022	(5,186)	56,966
Income taxes	13,765	533	366	0	14,664
Net income	$42,302	$530	$4,656	$(5,186)	$42,302

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Three Months Ended September 30, 2010
(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$66,259	$21,727	$7,507	$(22,928)	$72,565
Initial franchise and relicensing fees	1,970	0	0	0	1,970
Procurement services	3,756	0	0	0	3,756
Marketing and reservation	90,518	86,315	4,386	(78,352)	102,867
Other items, net	1,568	1,069	6	0	2,643
Total revenues	164,071	109,111	11,899	(101,280)	183,801
OPERATING EXPENSES:
Selling, general and administrative	23,243	19,622	3,219	(22,928)	23,156
Marketing and reservation	95,355	82,306	3,558	(78,352)	102,867
Other items, net	880	1,820	201	0	2,901
Total operating expenses	119,478	103,748	6,978	(101,280)	128,924
Operating income	44,593	5,363	4,921	0	54,877
OTHER INCOME AND EXPENSES, NET:
Interest expense	2,134	(272)	2	0	1,864
Equity in earnings of consolidated subsidiaries	(9,756)	0	0	9,756	0
Other items, net	(147)	(1,492)	(374)	0	(2,013)
Total other income and expenses, net	(7,769)	(1,764)	(372)	9,756	(149)
Income before income taxes	52,362	7,127	5,293	(9,756)	55,026
Income taxes	11,868	2,137	527	0	14,532
Net income	$40,494	$4,990	$4,766	$(9,756)	$40,494

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2011
(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$163,639	$73,930	$24,619	$(78,292)	$183,896
Initial franchise and relicensing fees	8,550	0	118	0	8,668
Procurement services	13,706	0	0	0	13,706
Marketing and reservation	220,512	245,302	13,292	(220,914)	258,192
Other items, net	4,692	3,173	576	0	8,441
Total revenues	411,099	322,405	38,605	(299,206)	472,903
OPERATING EXPENSES:
Selling, general and administrative	72,589	65,805	12,839	(78,292)	72,941
Marketing and reservation	228,660	237,509	12,937	(220,914)	258,192
Other items, net	2,117	5,787	665	0	8,569
Total operating expenses	303,366	309,101	26,441	(299,206)	339,702
Operating income	107,733	13,304	12,164	0	133,201
OTHER INCOME AND EXPENSES, NET:
Interest expense	12,612	(2,900)	7	0	9,719
Equity in earnings of consolidated subsidiaries	(19,056)	0	0	19,056	0
Other items, net	(558)	1,884	1,153	0	2,479
Total other income and expenses, net	(7,002)	(1,016)	1,160	19,056	12,198
Income before income taxes	114,735	14,320	11,004	(19,056)	121,003
Income taxes	29,125	5,826	442	0	35,393
Net income	$85,610	$8,494	$10,562	$(19,056)	$85,610

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2010
(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$153,597	$68,596	$21,137	$(72,301)	$171,029
Initial franchise and relicensing fees	6,537	0	0	0	6,537
Procurement services	13,612	0	0	0	13,612
Marketing and reservation	209,543	233,654	11,554	(212,655)	242,096
Other items, net	4,606	3,045	145	0	7,796
Total revenues	387,895	305,295	32,836	(284,956)	441,070
OPERATING EXPENSES:
Selling, general and administrative	68,450	61,119	10,528	(72,301)	67,796
Marketing and reservation	219,945	224,359	10,447	(212,655)	242,096
Other items, net	2,848	5,411	598	0	8,857
Total operating expenses	291,243	290,889	21,573	(284,956)	318,749
Operating income	96,652	14,406	11,263	0	122,321
OTHER INCOME AND EXPENSES, NET:
Interest expense	3,597	(441)	4	0	3,160
Equity earnings of consolidated subsidiaries	(20,718)	0	0	20,718	0
Other items, net	(328)	(1,043)	(1,164)	0	(2,535)
Total other income and expenses, net	(17,449)	(1,484)	(1,160)	20,718	625
Income before income taxes	114,101	15,890	12,423	(20,718)	121,696
Income taxes	30,803	6,242	1,353	0	38,398
Net income	$83,298	$9,648	$11,070	$(20,718)	$83,298

Choice Hotels International, Inc.
Condensed Consolidating Balance Sheet
As of September 30, 2011
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$40,518	$386	$83,830	0	$124,734
Receivables	53,976	1,805	6,228	0	62,009
Other current assets	5,598	15,169	4,018	(1,771)	23,014
Total current assets	100,092	17,360	94,076	(1,771)	209,757
Property and equipment, at cost, net	10,188	42,096	1,220	0	53,504
Goodwill	60,620	5,193	208	0	66,021
Franchise rights and other identifiable intangibles, net	11,488	3,488	2,937	0	17,913
Receivable – marketing and reservation fees	54,040	0	0	0	54,040
Investment in and advances to affiliates	278,794	213,423	4,992	(497,209)	0
Investments, employee benefit plans, at fair value	0	22,017	0	0	22,017
Deferred income taxes	1,817	19,751	12	0	21,580
Other assets	10,230	7,528	5,331	0	23,089
Total assets	$527,269	$330,856	$108,776	$(498,980)	$467,921
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$11,639	$28,616	$4,274	$0	$44,529
Accrued expenses	14,886	20,744	1,455	0	37,085
Deferred revenue	20,317	55,406	920	0	76,643
Current portion of long-term debt	0	671	20	0	691
Income taxes payable	20,154	0	1,092	(1,117)	20,129
Other current liabilities	0	3,374	0	(654)	2,720
Total current liabilities	66,996	108,811	7,761	(1,771)	181,797
Long-term debt	249,427	2,811	82	0	252,320
Deferred compensation & retirement plan obligations	0	33,812	6	0	33,818
Advances from affiliates	218,768	471	12,779	(232,018)	0
Other liabilities	6,519	7,876	32	0	14,427
Total liabilities	541,710	153,781	20,660	(233,789)	482,362
Total shareholders’ (deficit) equity	(14,441)	177,075	88,116	(265,191)	(14,441)
Total liabilities and shareholders’ deficit	$527,269	$330,856	$108,776	$(498,980)	$467,921

Choice Hotels International, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2010
(In Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$4,849	$18,659	$67,751	$0	$91,259
Receivables	40,160	2,055	5,423	0	47,638
Other current assets	5,193	19,616	6,444	(6,568)	24,685
Total current assets	50,202	40,330	79,618	(6,568)	163,582
Property and equipment, at cost, net	11,586	42,678	1,398	0	55,662
Goodwill	60,620	5,193	228	0	66,041
Franchise rights and other identifiable intangibles, net	13,315	3,953	3,557	0	20,825
Receivable, marketing and reservation fees	42,507	0	0	0	42,507
Investments, employee benefit plans, at fair value	0	23,365	0	0	23,365
Investment in and advances to affiliates	251,245	186,045	7,338	(444,628)	0
Deferred income taxes	4,560	19,745	130	0	24,435
Other assets	7,339	7,366	600	0	15,305
Total assets	$441,374	$328,675	$92,869	$(451,196)	$411,722
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$5,700	$31,475	$3,993	$0	$41,168
Accrued expenses	19,257	26,890	1,671	0	47,818
Deferred revenue	14,070	52,256	996	0	67,322
Current portion of long-term debt	0	403	17	0	420
Other current liabilities	0	3,206	0	(654)	2,552
Revolving credit facility	200	0	0	0	200
Income taxes payable	9,395	0	2,297	(5,914)	5,778
Total current liabilities	48,622	114,230	8,974	(6,568)	165,258
Long-term debt	249,379	2,137	38	0	251,554
Deferred compensation & retirement plan obligations	0	35,707	0	0	35,707
Advances from affiliates	192,077	1,097	10,137	(203,311)	0
Other liabilities	9,367	7,880	27	0	17,274
Total liabilities	499,445	161,051	19,176	(209,879)	469,793
Total shareholders’ (deficit) equity	(58,071)	167,624	73,693	(241,317)	(58,071)
Total liabilities and shareholders’ deficit	$441,374	$328,675	$92,869	$(451,196)	$411,722

Choice Hotels International, Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months ended September 30, 2011
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided (used) from operating activities	$96,333	$(10,502)	$20,062	$0	$105,893

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(2,460)	(5,395)	(274)	0	(8,129)
Equity method of investments	0	0	(3,600)	0	(3,600)
Issuance of notes receivable	(1,404)	(2,916)	0	0	(4,320)
Collections of notes receivable	0	15	0	0	15
Purchases of investments, employee benefit plans	0	(1,051)	0	0	(1,051)
Proceeds from sales of investments, employee benefit plans	0	566	0	0	566
Other items, net	(289)	(5)	(18)	0	(312)

Net cash used in investing activities	(4,153)	(8,786)	(3,892)	0	(16,831)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) pursuant to revolving credit facilities	(200)	0	0	0	(200)
Repayments of long-term debt	0	(55)	(19)	0	(74)
Proceeds from the issuance of long-term debt	0	0	75	0	75
Purchase of treasury stock	(24,796)	0	0	0	(24,796)
Debt issuance costs	(2,356)	0	0	0	(2,356)
Excess tax benefits from stock-based compensation	38	1,070	0	0	1,108
Dividends paid	(32,923)	0	0	0	(32,923)
Proceeds from exercise of stock options	3,726	0	0	0	3,726

Net cash provided (used) in financing activities	(56,511)	1,015	56	0	(55,440)

Net change in cash and cash equivalents	35,669	(18,273)	16,226	0	33,622
Effect of foreign exchange rate changes on cash and cash equivalents	0	0	(147)	0	(147)
Cash and cash equivalents at beginning of period	4,849	18,659	67,751	0	91,259

Cash and cash equivalents at end of period	$40,518	$386	$83,830	$0	$124,734

Choice Hotels International, Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2010
(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided from operating activities	$79,156	$17,001	$12,082	$0	$108,239

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(1,409)	(15,993)	(271)	0	(17,673)
Acquisitions, net of cash acquired	0	0	(466)	0	(466)
Issuance of notes receivable	(7,906)	(995)	0	0	(8,901)
Purchases of investments, employee benefit plans		(1,396)	0	0	(1,396)
Proceeds from sales of investments, employee benefit plans	0	1,018	0	0	1,018
Collections of notes receivable	5,000	55	0	0	5,055
Other items, net	(351)	23	32	0	(296)

Net cash used in investing activities	(4,666)	(17,288)	(705)	0	(22,659)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments pursuant to revolving credit facility	(271,100)	0	0	0	(271,100)
Proceeds from the issuance of long-term debt	247,733	0	0	0	247,733
Principal payments of long-term debt	0	0	(20)	0	(20)
Settlement of forward starting interest rate swap agreement	(8,663)	0	0	0	(8,663)
Purchase of treasury stock	(11,171)	0	0	0	(11,171)
Dividends paid	(32,884)	0	0	0	(32,884)
Other items, net	512	336	0	0	848

Net cash provided (used) in financing activities	(75,573)	336	(20)	0	(75,257)
Net change in cash and cash equivalents	(1,083)	49	11,357	0	10,323
Effect of foreign exchange rate changes on cash and cash equivalents	0	0	1,355	0	1,355
Cash and cash equivalents at beginning of period	4,281	303	63,286	0	67,870

Cash and cash equivalents at end of period	$3,198	$352	$75,998	$0	$79,548

16.	Reportable Segment Information
The Company has a single reportable segment encompassing its franchising business. Revenues from the franchising business include royalty fees, initial franchise and relicensing fees, marketing and reservation system fees, procurement services revenue and other revenue. The Company is obligated under its franchise agreements to provide marketing and reservation services appropriate for the operation of its systems. These services do not represent separate reportable segments as their operations are directly related to the Company's franchising business. The revenues received from franchisees that are used to pay for part of the Company's ongoing operations are included in franchising revenues and are offset by the related expenses paid for marketing and reservation activities to calculate franchising operating income. Corporate and other revenue consists of hotel operations. Except as described in Note 4, the Company does not allocate interest income, interest expense or income taxes to its franchising segment.
The following table presents the financial information for the Company's franchising segment:

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
(In thousands)	Franchising	Corporate & Other	Consolidated	Franchising	Corporate & Other	Consolidated
Revenues	$191,085	$1,236	$192,321	$182,733	$1,068	$183,801
Operating income (loss)	$71,628	$(9,228)	$62,400	$64,424	$(9,547)	$54,877
Income (loss) before income taxes	$71,589	$(14,623)	$56,966	$64,766	$(9,740)	$55,026

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
(In thousands)	Franchising	Corporate & Other	Consolidated	Franchising	Corporate & Other	Consolidated
Revenues	$469,730	$3,173	$472,903	$438,026	$3,044	$441,070
Operating income (loss)	$165,065	$(31,864)	$133,201	$150,056	$(27,735)	$122,321
Income (loss) before income taxes	$163,560	$(42,557)	$121,003	$150,946	$(29,250)	$121,696

17.	Commitments and Contingencies
The Company is a defendant in a number of lawsuits arising in the ordinary course of business. In the opinion of management and the Company's legal counsel, the ultimate outcome of any such lawsuit individually will not have a material adverse effect on the Company's business, financial position, results of operations or cash flows.
In June 2008, the Company guaranteed $1 million of a bank loan funding a franchisee's construction of a Cambria Suites in Columbus, Ohio. During the current quarter, the Company was released from its obligation under the guaranty.
In July 2008, the Company guaranteed $1 million of a bank loan funding a franchisee's construction of a Cambria Suites in Noblesville, Indiana. The guaranty will terminate on the earlier of (i) the repayment of all outstanding obligations under the bank loan that it supports (the current initial loan term runs through September 2011), or (ii) when the franchisee achieves certain debt service coverage ratios outlined in the underlying bank loan agreement. The Company has received a pledge of an equity interest in the entity constructing the property as well as personal guarantees from several of the franchisee's principal owners related to the repayment of any amounts the Company may be required to pay under this guaranty.
In addition to the guarantees noted in the preceding paragraphs, the Company had the following commitments outstanding:

•
The Company occasionally provides financing to franchisees for property improvements, hotel development efforts and other purposes. At September 30, 2011, the Company had commitments to extend an additional $5.5 million for these purposes provided certain conditions are met by its franchisees, of which $2.7 million is expected to be advanced in the next twelve months.

•
The Company has made commitments to purchase various parcels of real estate to support the development of its brands which include non-refundable deposits. Providing certain conditions are met by the seller, the Company expects to acquire these parcels of land for a total price of approximately $3.5 million during the year ended December 31, 2011.

•	The Company has invested $3.6 million in a joint venture and has a commitment to invest an additional $1.4 million which is expected to be funded completely in 2011.
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

As part of the consideration to the Company for execution of the Lease, the Landlord agreed to provide the Company, during the Lease term, a cash flow participation and preference in the cash flow of the Landlord (“Cash Flow Participation”). The Cash Flow Participation is equal to the greater of: (1) 41.58 times the total rentable square feet of the initial Leased Premises along with any creditable square footage, each determined one-time only as of the Rent Commencement Date, per lease year (“Fixed Payment Amount”), or (2) seven percent (7%) of the annual distributable cash flow (as defined in the Lease) including excess proceeds of sale or refinancing, provided, however, in the event the distributable cash flow is less than the Fixed Payment Amount in any lease year, such shortfall shall accrue and earn interest at six percent (6%) compounded annually to be paid out from the next available cash flow. The Cash Flow Participation shall be payable in arrears not later than July 31 (beginning July 31, 2014) for the preceding Lease year. The Cash Flow Participation shall continue during the Lease and any extension options unless the Landlord no longer owns the Building, the Company is in default under the Lease or the Company no longer leases at least four floors of the building for office use.
No rent is due under the Lease until the rent commencement date, which is currently targeted to occur on or about June 1, 2013. Thereafter, the annual rent is established at a specific minimum amount and is re-set to a new minimum amount each year. Subject to one or more applicable adjustments set forth in the Lease, the Company's minimum annual rent amount, without set-off, deduction for improvement allowances or abatement of any kind, during the initial term ranges from approximately $5.5 million during the initial year to approximately $7.6 million during the final year. During the initial 10-year term of the Lease, the minimum expected rent payments by the Company are expected to be approximately $67 million. In addition, beginning on or about the first anniversary of the rent commencement date, the Company is obligated to pay its proportionate share of increases in the cost of operating, managing and maintaining the Building.
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
During the nine months ended September 30, 2011, the Company recorded one-time employee termination charges totaling $1.5 million in SG&A and marketing and reservation expenses. These charges related to salary and benefits continuation payments for employees separating from service with the Company. At September 30, 2011, the Company had approximately

$1.0 million of these salary and benefits continuation payments remaining to be remitted. During the nine months ended September 30, 2011, the Company remitted an additional $3.0 million of termination benefits related to employee termination charges recorded in prior periods and had approximately $1.0 million of these benefits remaining to be paid. At September 30, 2011 and December 31, 2010, total termination benefits of approximately $2.0 million and $4.0 million remained payable and were included in current and non-current liabilities in the Company's consolidated financial statements. The Company expects $1.6 million of thee benefits to be paid in the next twelve months.

19.	Subsequent Events
Subsequent to September 30, 2011 through November 9, 2011, the Company repurchased an additional 0.7 million shares of its common stock at a total cost of $23.7 million under its share repurchase program.
In October 2011, the Company acquired a parcel of real estate for a total cost of $1.6 million as part of its program to incent franchise development in top markets for certain brands. The Company has acquired this real estate with the intent to resell it to third-party developers for the construction of a hotel operated under one of the Company's brands.
In October 2011, the Company entered into a commitment to invest no less than $3.0 million for 50% ownership in a joint venture, provided certain contingencies are met. The Company expects to fund this commitment within the next three years.
In October 2011, the Company made a $3.1 million loan commitment, provided certain conditions are met by the borrower, related to the construction of a hotel under one of the Company brands. This commitment is expected to be funded in the next twelve months.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management's Discussion and Analysis (“MD&A”) is intended to help the reader understand Choice Hotels International, Inc. and subsidiaries (together the “Company”). MD&A is provided as a supplement to-and should be read in conjunction with-our consolidated financial statements and the accompanying notes.

Overview
We are a hotel franchisor with franchise agreements representing 6,138 hotels open and 524 hotels under construction, awaiting conversion or approved for development as of September 30, 2011, with 493,500 rooms and 43,829 rooms, respectively, in 49 states, the District of Columbia and over 40 countries and territories outside the United States. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Ascend Collection®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, and Cambria Suites® (collectively, the “Choice brands”).
The Company conducts its international franchise operations through a combination of direct franchising and master franchising relationships. Master franchising relationships allow the use of our brands by third parties in foreign countries. These relationships are governed by master franchising agreements which generally provide the master franchise with the right to use our brands in a specific geographic region, usually for a fee. As a result of our use of master franchising relationships and international market conditions, total revenues from international franchising operations comprised only 8% of our total revenues for the three and nine months ended September 30, 2011, while representing approximately 19% of hotels open at September 30, 2011.
Our Company generates revenues, income and cash flows primarily from initial, relicensing and continuing royalty fees attributable to our franchise agreements. Revenues are also generated from qualified vendor arrangements, hotel operations and other sources. The hotel industry is seasonal in nature. For most hotels, demand is lower in December through March than during the remainder of the year. Our principal source of revenues is franchise fees based on the gross room revenues of our franchised properties. The Company's franchise fee revenues and operating income reflect the industry's seasonality and historically have been lower in the first quarter than in the second, third or fourth quarters.
With a focus on hotel franchising instead of ownership, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our business provides opportunities to improve operating results by increasing the number of franchised hotel rooms and effective royalty rates of our franchise contracts resulting in increased initial fee and relicensing revenue, ongoing royalty fees and procurement services revenues. In addition, our operating results can also be improved through our company-wide efforts related to improving property level performance. The Company currently estimates that based on its current domestic portfolio of hotels under franchise that a 1% change in revenue per available room (“RevPAR”) or rooms under franchise would increase or decrease annual domestic royalty revenues by approximately $2.2 million and a 1 basis point change in the Company's effective royalty rate would increase or decrease annual domestic royalties by approximately $0.5 million. In addition to these revenues, we also collect marketing and reservation system fees to support centralized marketing and reservation activities for the franchise system. As a lodging franchisor, the Company currently has relatively low capital expenditure requirements.
The principal factors that affect the Company's results are: the number and relative mix of franchised hotel rooms; growth in the number of hotel rooms under franchise; occupancy and room rates achieved by the hotels under franchise; the effective royalty rate achieved; the level of franchise sales and relicensing activity; and our ability to manage costs. The number of rooms at franchised properties and occupancy and room rates at those properties significantly affect the Company's results because our fees are based upon room revenues at franchised hotels. The key industry standard for measuring hotel-operating performance is RevPAR, which is calculated by multiplying the percentage of occupied rooms by the average daily room rate realized. Our variable overhead costs associated with franchise system growth have historically been less than incremental royalty fees generated from new franchises. Accordingly, continued growth of our franchise business should enable us to realize benefits from the operating leverage in place and improve operating results.
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
Our Company articulates its mission as a commitment to our franchisees' profitability by providing them with hotel franchises that strive to generate the highest return on investment of any hotel franchise. We have developed an operating system dedicated to our franchisees' success that focuses on delivering guests to our franchised hotels and reducing costs for our hotel owners.
We believe that executing our strategic priorities creates value for our shareholders. Our Company focuses on two key value drivers:
Profitable Growth. We believe our success is dependent on improving the performance of our hotels, increasing our system size by selling additional hotel franchises, effective royalty rate improvement and maintaining a disciplined cost structure. We attempt to improve our franchisees' revenues and overall profitability by providing a variety of products and services designed to increase business delivery to and/or reduce operating and development costs for our franchisees. These products and services include national marketing campaigns, a central reservation system, property and yield management systems, quality assurance standards and qualified vendor relationships. We believe that healthy brands, which deliver a compelling return on investment for franchisees, will enable us to sell additional hotel franchises and raise royalty rates. We have established multiple brands that meet the needs of many types of guests, and can be developed at various price points and applied to both new and existing hotels. This ensures that we have brands suitable for creating growth in a variety of market conditions. Improving the performance of the hotels under franchise, growing the system through additional franchise sales and improving franchise agreement pricing while maintaining a disciplined cost structure are the keys to profitable growth.
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
Historically, we have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. During the nine months ended September 30, 2011, the Company repurchased approximately 0.7 million shares of its common stock under the share repurchase program at an average price of $29.79 for a total cost of $22.2 million. Since the program's inception through September 30, 2011, we have repurchased 43.9 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.0 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 76.9 million shares at an average price of $13.51 per share. We currently believe that our cash flows from operations will support our ability to complete the current board of directors repurchase authorization of approximately 2.8 million shares remaining as of September 30, 2011. Subsequent to September 30, 2011 through November 9, 2011, the Company purchased an additional 0.7 million shares of its common stock under the share repurchase program at an average price of $32.60 for a total cost of $23.7 million. Upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
During the nine months ended September 30, 2011, we paid cash dividends totaling approximately $32.9 million and we presently expect to continue to pay dividends in the future, subject to future business performance, economic conditions, changes in income tax regulations and other factors. Based on our present dividend rate and outstanding share count, aggregate annual dividends for 2011 would be approximately $43.8 million.
Our board of directors previously authorized us to enter into programs which permit us to offer investment, financing and guaranty support to qualified franchisees as well as to acquire and resell real estate to incent franchise development for certain brands in top markets. Recent market conditions have resulted in an increase in opportunities to incentivize development under these programs and as a result over the next several years, we expect to deploy capital opportunistically pursuant to these programs to promote growth of our emerging brands. The amount and timing of the investment in these programs will be dependent on market and other conditions. Our current expectation is that our annual investment in these programs will range from $20 million to $40 million. Notwithstanding these programs, the Company expects to continue to return value to its shareholders through a combination of share repurchases and dividends, subject to business performance, economic conditions, changes in income tax regulations and other factors.
We believe these value drivers, when properly implemented, will enhance our profitability, maximize our financial returns and continue to generate value for our shareholders. The ultimate measure of our success will be reflected in the items below.
Results of Operation: Royalty fees, operating income, net income and diluted earnings per share (“EPS”) represent key measurements of these value drivers. In the three months ended September 30, 2011, royalty fees revenue totaled $77.4 million, a 7% increase from the same period in 2010. Operating income totaled $62.4 million for the three months ended September 30, 2011, a $7.5 million or 14% increase from the same period in 2010. Net income increased 4% from the same period of the prior year to $42.3 million. Diluted earnings per share for the quarter ended September 30, 2011 were $0.71 compared to $0.68 for the three months ended September 30, 2010. These measurements will continue to be a key management focus in 2011 and beyond.

Refer to MD&A heading “Operations Review” for additional analysis of our results.
Liquidity and Capital Resources: Historically, the Company has generated significant cash flows from operations. Since our business does not currently require significant reinvestment of capital, we utilize cash in ways that management believes provide the greatest returns to our shareholders, which include share repurchases and dividends. We believe the Company's cash flow from operations and available financing capacity is sufficient to meet the expected future operating, investing, and financing needs of the business.
Refer to MD&A heading “Liquidity and Capital Resources” for additional analysis.

Operations Review
Comparison of Operating Results for the Three-Month Periods Ended September 30, 2011 and 2010
The Company recorded net income of $42.3 million for the three month period ended September 30, 2011, a 4% increase from the $40.5 million for the quarter ended September 30, 2010. The increase in net income for the three months ended September 30, 2011, is primarily attributable to the $7.5 million or 14% increase in operating income offset by a $5.6 million increase in other income and expenses, net. The increase in other income and expenses, net is primarily due to a $1.4 million increase in interest expense due to higher effective borrowing rates on the fixed rate long-term debt issued on August 25, 2010 and a $4.2 million increase in other losses primarily due to a $2.6 million decline in fair value of the investments held in the Company's non-qualified benefit plans compared to a $1.5 million appreciation in the fair value of these investments in the prior year period.
Summarized financial results for the three months ended September 30, 2011 and 2010 are as follows:

(in thousands, except per share amounts)	2011	2010
REVENUES:
Royalty fees	$77,355	$72,565
Initial franchise and relicensing fees	3,469	1,970
Procurement services	3,984	3,756
Marketing and reservation	104,393	102,867
Hotel operations	1,236	1,068
Other	1,884	1,575
Total revenues	192,321	183,801
OPERATING EXPENSES:
Selling, general and administrative	22,555	23,156
Depreciation and amortization	2,073	2,078
Marketing and reservation	104,393	102,867
Hotel operations	900	823
Total operating expenses	129,921	128,924
Operating income	62,400	54,877
OTHER INCOME AND EXPENSES, NET:
Interest expense	3,228	1,864
Interest income	(506)	(161)
Other (gains) and losses	2,673	(1,510)
Equity in net (income) loss of affiliates	39	(342)
Total other expenses, net	5,434	(149)
Income before income taxes	56,966	55,026
Income taxes	14,664	14,532
Net income	$42,302	$40,494
Diluted earnings per share	$0.71	$0.68

The Company utilizes certain measures such as adjusted net income, adjusted diluted EPS, adjusted selling, general and administrative (“SG&A”) expense, adjusted operating income and franchising revenues which do not conform to generally accepted accounting principles in the United States (“GAAP”) when analyzing and discussing its results with the investment community. This information should not be considered as an alternative to any measure of performance as promulgated under GAAP, such as net income, diluted EPS, SG&A, operating income and total revenues. The Company's calculation of these measurements may be different from the calculations used by other companies and therefore comparability may be limited. We have included below a reconciliation of these measures to the comparable GAAP measurement as well as our reason for reporting these non-GAAP measures.
Franchising Revenues: The Company utilizes franchising revenues which exclude marketing and reservation system revenues and hotel operations rather than total revenues when analyzing the performance of the business. Marketing and reservation activities are excluded from revenues since the Company is contractually required by its franchise agreements to use these fees collected for marketing and reservation activities; as such, no income or loss to the Company is generated. Cumulative marketing and reservation system fees not expended are recorded as a payable on the Company's financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements. Cumulative marketing and reservation expenditures in excess of fees collected for marketing and reservation activities are recorded as a receivable on the Company's financial statements. Hotel operations are excluded since they do not reflect the most accurate measure of the Company's core franchising business. This non-GAAP measure is a commonly used measure of performance in our industry and facilitates comparisons between the Company and its competitors.
Calculation of Franchising Revenues

	Three Months Ended September 30,
	($ amounts in thousands)
	2011	2010
Franchising Revenues:
Total Revenues	$192,321	$183,801
Adjustments:
Marketing and reservation system revenues	(104,393)	(102,867)
Hotel operations	(1,236)	(1,068)
Franchising Revenues	$86,692	$79,866

Adjusted Net Income, Adjusted Diluted EPS, Adjusted SG&A and Adjusted Operating Income: We also use adjusted net income, adjusted diluted EPS, adjusted SG&A and adjusted operating income all of which exclude employee termination benefits for the three months ended September 30, 2011 and 2010. The Company utilizes these non-GAAP measures to enable investors to perform meaningful comparisons of past, present and future operating results and as a means to emphasize the results of on-going operations.
Calculation of Adjusted Operating Income

	Three Months Ended September 30,
	($ amounts in thousands)
	2011	2010
Operating Income	$62,400	$54,877
Adjustments:
Employee termination benefits	408	263
Adjusted Operating Income	$62,808	$55,140

Calculation of Adjusted SG&A

	Three Months Ended September 30,
	($ amounts in thousands)
	2011	2010
SG&A	$22,555	$23,156
Adjustments:
Employee termination benefits	(408)	(263)
Adjusted SG&A	$22,147	$22,893
Calculation of Adjusted Net Income and Adjusted Diluted EPS

	Three Months Ended September 30,
	(In thousands, except per share amounts)
	2011	2010
Net Income	$42,302	$40,494
Adjustments, net of tax:
Employee termination benefits	257	165
Adjusted Net Income	$42,559	$40,659
Weighted average shares outstanding – diluted	59,807	59,658
Diluted EPS	$0.71	$0.68
Adjustments:
Employee termination benefits	—	—
Adjusted Diluted EPS	$0.71	$0.68
The Company recorded adjusted net income of $42.6 million for the three months ended September 30, 2011, a $1.9 million increase compared to an adjusted net income of $40.7 million for the three months ended September 30, 2010. The increase in adjusted net income for the three months ended September 30, 2011 is primarily due to a $7.7 million increase in adjusted operating income partially offset by a $4.1 million increase in investment losses due to the decline in the fair value of investments held in the Company's non-qualified benefit plans compared to an increase in fair value of these investments in the prior year period and a $1.4 million increase in interest expense due to the issuance of $250 million of senior notes on August 25, 2010 which carry a higher effective interest rate than the Company's revolving credit facility. Adjusted operating income increased $7.7 million as the Company's franchising revenues for the three months ended September 30, 2011 increased $6.8 million or 9% from the same period of the prior year and adjusted SG&A expenses declined $0.7 million.
Franchising Revenues: Franchising revenues were $86.7 million for the three months ended September 30, 2011 compared to $79.9 million for the three months ended September 30, 2010, an increase of 9%. The increase in franchising revenues is primarily due to 7% increase in royalty revenues and a $1.5 million increase in initial franchise and relicensing fees.
Domestic royalty fees for the three months ended September 30, 2011 increased $3.8 million to $70.2 million from $66.4 million in the three months ended September 30, 2010, an increase of 6%. The increase in royalties is attributable to a 5.4% increase in RevPAR and a 2 basis point increase in the effective royalty rate of the domestic hotel system from 4.27% to 4.29%. System-wide RevPAR increased due to a combination of a 1.9% increase in average daily rates and a 200 bps increase in occupancy.

A summary of the Company's domestic franchised hotels operating information is as follows:

	For the Three Months Ended September 30, 2011*			For the Three Months Ended September 30, 2010*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR
Comfort Inn	$85.05	68.6%	$58.31	$82.46	66.7%	$54.99	3.1%	190 bps	6.0%
Comfort Suites	87.23	67.8%	59.13	85.78	64.2%	55.03	1.7%	360 bps	7.5%
Sleep	73.15	62.9%	46.02	72.03	60.4%	43.52	1.6%	250 bps	5.7%
Quality	72.90	59.8%	43.60	71.76	58.3%	41.84	1.6%	150 bps	4.2%
Clarion	78.13	55.1%	43.01	80.18	51.5%	41.27	(2.6)%	360 bps	4.2%
Econo Lodge	59.32	56.4%	33.45	58.62	55.4%	32.47	1.2%	100 bps	3.0%
Rodeway	58.23	58.8%	34.22	57.40	56.0%	32.15	1.4%	280 bps	6.4%
MainStay	69.45	77.3%	53.68	68.96	72.5%	49.98	0.7%	480 bps	7.4%
Suburban	41.00	72.8%	29.85	40.61	67.8%	27.52	1.0%	500 bps	8.5%
Ascend Collection	113.61	67.3%	76.50	109.71	67.9%	74.45	3.6%	(60) bps	2.8%
Total	$76.53	63.2%	$48.39	$75.07	61.2%	$45.92	1.9%	200 bps	5.4%
___________________

•	Operating statistics represent hotel operations from June through August
The number of domestic rooms on-line declined by 488 rooms to 390,027 as of September 30, 2011 from 390,515 as of September 30, 2010. The total number of domestic hotels on-line increased by 0.4% to 4,969 as of September 30, 2011 from 4,951 as of September 30, 2010.
A summary of domestic hotels and rooms on-line at September 30, 2011 and 2010 by brand is as follows:

	September 30, 2011		September 30, 2010		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	%	%
Comfort Inn	1,413	110,652	1,450	113,952	(37)	(3,300)	(2.6)%	(2.9)%
Comfort Suites	616	47,667	624	48,411	(8)	(744)	(1.3)%	(1.5)%
Sleep	392	28,431	394	28,714	(2)	(283)	(0.5)%	(1.0)%
Quality	1,037	90,368	990	88,831	47	1,537	4.7%	1.7%
Clarion	189	27,448	176	25,208	13	2,240	7.4%	8.9%
Econo Lodge	782	48,381	774	48,022	8	359	1.0%	0.7%
Rodeway	378	20,820	387	21,522	(9)	(702)	(2.3)%	(3.3)%
MainStay	39	3,027	37	2,868	2	159	5.4%	5.5%
Suburban	58	6,934	63	7,608	(5)	(674)	(7.9)%	(8.9)%
Ascend Collection	46	4,084	34	2,821	12	1,263	35.3%	44.8%
Cambria Suites	19	2,215	22	2,558	(3)	(343)	(13.6)%	(13.4)%
Total Domestic Franchises	4,969	390,027	4,951	390,515	18	(488)	0.4%	(0.1)%
International available rooms increased 1.8% to 103,473 as of September 30, 2011 from 101,637 as of September 30, 2010. The total number of international hotels increased 2.5% from 1,140 as of September 30, 2010 to 1,169 as of September 30, 2011.
As of September 30, 2011, the Company had 430 franchised hotels with 35,114 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 545 hotels and 44,627 rooms at September 30, 2010. The number of new construction franchised hotels in the Company's domestic pipeline declined 22% to 307 at September 30, 2011 from 394 at September 30, 2010. The number of conversion franchised hotels in the Company's domestic pipeline declined by 28 units or 19% from September 30, 2010 to 123 hotels at September 30, 2011. The Company had an additional 94 franchised hotels with 8,715 rooms under construction, awaiting conversion or approved for development in its international system as of

September 30, 2011 compared to 93 hotels and 8,096 rooms at September 30, 2010. While the Company's hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.
A summary of the domestic franchised hotels under construction, awaiting conversion or approved for development at September 30, 2011 and 2010 by brand is as follows:

							Variance
	September 30, 2011 Units			September 30, 2010 Units			Conversion		New Construction		Total
	Conversion	New Construction	Total	Conversion	New Construction	Total	Units	%	Units	%	Units	%
Comfort Inn	23	47	70	35	64	99	(12)	(34)%	(17)	(27)%	(29)	(29)%
Comfort Suites	1	105	106	1	126	127	0	0%	(21)	(17)%	(21)	(17)%
Sleep Inn	—	62	62	1	81	82	(1)	(100)%	(19)	(23)%	(20)	(24)%
Quality	29	5	34	38	9	47	(9)	(24)%	(4)	(44)%	(13)	(28)%
Clarion	10	1	11	20	4	24	(10)	(50)%	(3)	(75)%	(13)	(54)%
Econo Lodge	31	1	32	37	2	39	(6)	(16)%	(1)	(50)%	(7)	(18)%
Rodeway	18	1	19	16	2	18	2	13%	(1)	(50)%	1	6%
MainStay	3	28	31	0	40	40	3	NM	(12)	(30)%	(9)	(23)%
Suburban	1	20	21	0	26	26	1	NM	(6)	(23)%	(5)	(19)%
Ascend Collection	7	5	12	3	5	8	4	133%	0	0%	4	50%
Cambria Suites	—	32	32	0	35	35	0	NM	(3)	(9)%	(3)	(9)%
Total	123	307	430	151	394	545	(28)	(19)%	(87)	(22)%	(115)	(21)%
Domestic hotels open and operating increased by 8 hotels during the three months ended September 30, 2011 compared to an net increase of 15 domestic hotels open and operating during the three months ended September 30, 2010. Gross domestic franchise additions declined from 62 for the three months ended September 30, 2010 to 57 for the same period of 2011. New construction hotels represented 5 of the gross domestic additions during three months ended September 30, 2011 compared to 14 hotels in the same period of the prior year. The decline in new construction hotel openings is primarily due to a lack of new hotel construction financing which has resulted in a decline in new executed franchise agreements. Gross domestic additions for conversion hotels during the three months ended September 30, 2011 increased by 4 to 52 hotels from 48 hotels in the same period of the prior year.
Net domestic franchise terminations increased slightly from 47 in the three months ended September 30, 2010 to 49 for the three months ended September 30, 2011.
International royalties increased by $1.1 million or 18% from $6.1 million in the third quarter of 2010 to $7.2 million for the same period of 2011 primarily due to foreign currency fluctuations, global RevPAR increases and an increase in the number of rooms in the international system.
New domestic franchise agreements executed in the three months ended September 30, 2011 totaled 79 representing 6,509 rooms compared to 79 agreements representing 6,943 rooms executed in the third quarter of 2010. During the third quarter of 2011, 14 of the executed agreements were for new construction hotel franchises representing 1,270 rooms compared to 11 contracts representing 917 rooms for the three months ended September 30, 2010. Conversion hotel executed franchise agreements totaled 65 representing 5,239 rooms for the three months ended September 30, 2011 compared to 68 agreements representing 6,026 rooms for the same period a year ago. Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise agreements increased $1.1 million to $2.5 million for the three months ended September 30, 2011 from $1.4 million for the three months ended September 30, 2010. Initial fee revenue increased despite executing the same number of new franchise agreements in both periods due to the decline in the number of franchise agreements that include incentives. Revenues associated with agreements including incentives are deferred and recognized when the incentive criteria are met or the agreement is terminated, whichever comes first.

A summary of executed domestic franchise agreements by brand for the three months ended September 30, 2011 and 2010 is as follows:

	For the Three Months Ended September 30, 2011			For the Three Months Ended September 30, 2010			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	1	10	11	1	9	10	0%	11%	10%
Comfort Suites	6	—	6	5	—	5	20%	NM	20%
Sleep	3	—	3	1	—	1	200%	NM	200%
Quality	—	14	14	—	23	23	NM	(39)%	(39)%
Clarion	—	4	4	—	11	11	NM	(64)%	(64)%
Econo Lodge	—	18	18	—	16	16	NM	13%	13%
Rodeway	—	14	14	—	7	7	NM	100%	100%
MainStay	—	—	—	1	—	1	(100)%	NM	(100)%
Suburban	—	1	1	—	—	—	NM	NM	NM
Ascend Collection	2	4	6	1	2	3	100%	100%	100%
Cambria Suites	2	—	2	2	—	2	0%	NM	0%
Total Domestic System	14	65	79	11	68	79	27%	(4)%	0%
Relicensing fees include fees charged to the new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system as well as fees required to renew expiring franchise contracts. Relicensing and renewal contracts increased 70% from 23 in the third quarter of 2010 to 39 for the three months ended September 30, 2011. As a result of the increase in contracts, relicensing revenues increased $0.4 million from $0.6 million for the three months ended September 30, 2010 to $1.0 million for the three months ended September 30, 2011. The Company's relicensing activity in 2011 and beyond is dependent on the availability and cost of capital as well as the presence of an active real estate market for hotel transactions.
Selling, General and Administrative Expenses: The cost to operate the franchising business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $22.6 million for the three months ended September 30, 2011, a decline of $0.6 million or 3% from the three months ended September 30, 2010. Adjusted SG&A costs, which exclude certain items described above, decreased $0.8 million to $22.1 million for the three months ended September 30, 2011 from $22.9 million for the same period of 2010. Adjusted SG&A for the three months ended September 30, 2011 decreased 3% over the same period of the prior year primarily due to bad debt recoveries on impaired development loans and lower compensation expense recognized on deferred compensation arrangements as described in more detail in Other Income and Expenses, Net partially offset by foreign currency fluctuations and higher management incentive plan compensation than the prior year period.
Marketing and Reservations: The Company's franchise agreements require the payment of franchise fees, which include marketing and reservation system fees. The fees, which are primarily based on a percentage of the franchisees' gross room revenues, are used exclusively by the Company for expenses associated with providing franchise services such as central reservation systems, national marketing and media advertising. The Company is contractually obligated to expend the marketing and reservation system fees it collects from franchisees in accordance with the franchise agreements; as such, no income or loss to the Company is generated.
Total marketing and reservation system fees were $104.4 million and $102.9 million for the three months ended September 30, 2011and 2010, respectively. Depreciation and amortization attributable to marketing and reservation activities was $3.4 million and $3.0 million for the three month periods ended September 30, 2011 and 2010, respectively. Interest expense attributable to marketing and reservation activities was approximately $1.0 million and $0.3 million for the three month periods ended September 30, 2011 and 2010, respectively.
As of September 30, 2011 and December 31, 2010, the Company's balance sheet includes a receivable of $54.0 million and $42.5 million, respectively from cumulative marketing and reservation expenses incurred in excess of cumulative marketing and reservations system fee revenues earned. These receivables are recorded as an asset in the financial statements as the Company has the contractual authority to require that the franchisees in the system at any given point repay the Company for any deficits related to marketing and reservation activities. The Company's current franchisees are legally obligated to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue and whether or not they joined the system following the deficit's occurrence. The Company has no present intention to accelerate repayment of the deficit from current franchisees. Conversely, cumulative marketing and reservation system fees not expended are recorded as a payable in the financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements.
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
Other Income and Expenses, Net: Other income and expenses, net, increased $5.5 million to an expense of $5.4 million for the three months ended September 30, 2011 compared to income of $0.1 million in the same period of the prior year primarily due to the following items:
Interest expense increased $1.4 million to $3.2 million for the three months ended September 30, 2011 from $1.9 million for the same period of 2010 due to the issuance of the Company's $250 million senior notes with an effective rate of 6.19% on August 25, 2010. The proceeds were utilized to repay outstanding borrowings under the Company's $350 million revolving line of credit which had an effective interest rate of approximately 0.7%.
Other gains and losses, net declined from a gain of $1.5 million for the three months ended September 30, 2010 to a loss of $2.7 million for the three months ended September 30, 2011 primarily due to fluctuations in the fair value of investments held in the Company's non-qualified employee benefit plans. As discussed in the accompanying critical accounting policies, the Company sponsors two non-qualified retirement and savings plans: the Non-Qualified Plan and the EDCP plan. The fair value of the Non-Qualified Plan investments declined by $1.2 million during the three months ended September 30, 2011 compared to a gain of $0.7 million during the three months ended September 30, 2010. The fair value of the Company's investments held in the EDCP plan decreased by $1.4 million during the three months ended September 30, 2011 compared to an increase in fair value of $0.8 million during the same period of the prior year.
The Company accounts for the Non-Qualified Plan in accordance with accounting for deferred compensation arrangements when investments are held in a rabbi trust and invested. Therefore, the Company also recognizes compensation expense or benefits in SG&A related to changes in the fair value of investments held in the Non-Qualified Plan, excluding investments in the Company's stock. As a result, during the three months ended September 30, 2011, the Company's SG&A expense was reduced by $1.3 million due to the change in the fair value of these investments. For the three months ended September 30, 2010, the Company's SG&A expense was increased by $0.8 million due to the change in the fair value of these investments.
Income taxes. The effective income tax rate was 25.7% compared with 26.4% for the three months ended September 30, 2011 and 2010, respectively.

The effective income tax rate for the three months ended September 30, 2011 was lower than the U.S. federal statutory rate of 35% due to the identification of $1.7 million of additional federal tax benefits, $0.4 million of foreign tax credits for open tax years, and an adjustment of $1.9 million for unrecognized tax positions. The effective income tax rates for the three months ended September 30, 2010 was lower than the U.S. federal statutory rate of 35% primarily due to a $3.3 million adjustment to our deferred tax assets and the identification of $1.7 million of additional federal income tax benefits, partially offset by an increase of $1.6 million related to the identification of unrecognized tax positions. The effective income tax rates for the three months ended September 30, 2011 and 2010 were also impacted by the effect of foreign operations, partially offset by state income taxes.
Net income: Net income for the three months ended September 30, 2011 increased by 4% to $42.3 million from $40.5 million in the same period of the prior year. Adjusted net income, as adjusted for certain items described above, increased by $1.9 million to for the three months ended September 30, 2011 from $40.7 million for the same period of the prior year.
Diluted EPS: Diluted EPS were $0.71 and $0.68 for the three months ended September 30, 2011 and 2010, respectively.

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2011 and 2010
The Company recorded net income of $85.6 million for the nine months ended September 30, 2011, a $2.3 million, or 3% increase from the $83.3 million for the nine months ended September 30, 2010. The increase in net income for the nine months ended September 30, 2011 is primarily attributable to a $10.9 million or 9% increase in operating income and a decline in the Company's effective income tax rate from 31.6% for the nine months ended September 30, 2010 to 29.2% for the current period. These items were partially offset by a $11.6 million increase in other income and expenses, net due to a $6.6 million increase in interest expense due to higher effective borrowing rates on the fixed rate long-term debt issued in the third quarter of 2010, a $1.8 million decline in the fair value of investments held in the Company's non-qualified benefit plans compared to a $1.1 million appreciation in the fair value of these investments in the prior year period and the recordation of a $1.8 million loss on assets held for sale.

Summarized financial results for the nine months ended September 30, 2011 and 2010 are as follows:

(in thousands, except per share amounts)	2011	2010
REVENUES:
Royalty fees	$183,896	$171,029
Initial franchise and relicensing fees	8,668	6,537
Procurement services	13,706	13,612
Marketing and reservation	258,192	242,096
Hotel operations	3,173	3,044
Other	5,268	4,752
Total revenues	472,903	441,070
OPERATING EXPENSES:
Selling, general and administrative	72,941	67,796
Depreciation and amortization	5,976	6,470
Marketing and reservation	258,192	242,096
Hotel operations	2,593	2,387
Total operating expenses	339,702	318,749
Operating income	133,201	122,321
OTHER INCOME AND EXPENSES, NET:
Interest expense	9,719	3,160
Interest income	(937)	(356)
Other (gains) and losses	3,678	(1,289)
Equity in net income of affiliates	(262)	(890)
Total other income and expenses, net	12,198	625
Income before income taxes	121,003	121,696
Income taxes	35,393	38,398
Net income	$85,610	$83,298
Diluted earnings per share	$1.43	$1.40

The Company utilizes certain measures such as adjusted net income, adjusted diluted EPS, adjusted SG&A, adjusted operating income and franchising revenues which do not conform to United States generally accepted accounting principles (“GAAP”) when analyzing and discussing its results with the investment community. This information should not be considered as an alternative to any measure of performance as promulgated under GAAP, such as net income, diluted EPS, SG&A, operating income and total revenues. The Company's calculation of these measurements may be different from the calculations used by other companies and therefore comparability may be limited. We have included a reconciliation of these measures to the comparable GAAP measurement below as well as our reason for reporting these non-GAAP measures.

Franchising Revenues: The Company utilizes franchising revenues which exclude marketing and reservation system revenues and hotel operations rather than total revenues when analyzing the performance of the business. Marketing and reservation activities are excluded from revenues since the Company is contractually required by its franchise agreements to use these fees collected for marketing and reservation activities; as such, no income or loss to the Company is generated. Cumulative marketing and reservation system fees not expended are recorded as a payable on the Company's financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements. Cumulative marketing and reservation expenditures in excess of fees collected for marketing and reservation activities are recorded as a receivable on the Company's financial statements. Hotel operations are excluded since they do not reflect the most accurate measure of the Company's core franchising business. This non-GAAP measure is a commonly used measure of performance in our industry and facilitates comparisons between the Company and its competitors.

Calculation of Franchising Revenues

	Nine Months Ended September 30,
	($ amounts in thousands)
	2011	2010
Franchising Revenues:
Total Revenues	$472,903	$441,070
Adjustments:
Marketing and reservation system revenues	(258,192)	(242,096)
Hotel operations	(3,173)	(3,044)
Franchising Revenues	$211,538	$195,930

Adjusted Net Income, Adjusted Diluted EPS, Adjusted SG&A and Adjusted Operating Income: We also use adjusted net income, adjusted diluted EPS, adjusted SG&A and adjusted operating income which exclude employee termination benefits for the nine months ended September 30, 2011 and 2010. Adjusted net income and adjusted diluted EPS for the nine months ended September 30, 2011 also exclude a $1.8 million loss on assets held for sale resulting from the Company reducing the carrying amount of a parcel of land held for sale to its estimated fair value. The Company utilizes these non-GAAP measures to enable investors to perform meaningful comparisons of past, present and future operating results and as a means to emphasize the results of on-going operations.
Calculation of Adjusted Operating Income

	Nine Months Ended September 30,
	($ amounts in thousands)
	2011	2010
Operating Income	$133,201	$122,321
Adjustments:
Employee termination benefits	825	497
Adjusted Operating Income	$134,026	$122,818
Calculation of Adjusted SG&A

	Nine Months Ended September 30,
	($ amounts in thousands)
	2011	2010
SG&A	$72,941	$67,796
Adjustments:
Employee termination benefits	(825)	(497)
Adjusted SG&A	$72,116	$67,299

Calculation of Adjusted Net Income and Adjusted Diluted EPS

	Nine Months Ended September 30,
	(In thousands, except per share amounts)
	2011	2010
Net Income	$85,610	$83,298
Adjustments, net of tax:
Loss on land held for sale	1,111	—
Employee termination benefits	519	311
Adjusted Net Income	$87,240	$83,609
Weighted average shares outstanding – diluted	59,805	59,646
Diluted EPS	$1.43	$1.40
Adjustments:
Loss on land held for sale	0.02	—
Employee termination benefits	0.01	—
Adjusted Diluted EPS	$1.46	$1.40

The Company recorded adjusted net income of $87.2 million for the nine months ended September 30, 2011 compared to an adjusted net income of $83.6 million for the nine months ended September 30, 2010. The increase in adjusted net income for the nine months ended September 30, 2011 is primarily attributable to a $11.2 million increase in adjusted operating income and a lower effective income tax rate. These increases were partially offset by a $6.6 million increase in interest expense due to the issuance of $250 million of senior notes in August 2010 which carry a higher effective interest rate than the revolving credit facility in place in 2010 and a $1.8 million decline in the fair value of investments held in the Company's non-qualified employee benefit plans compared to a $1.1 million appreciation of these investments during the nine months ended September 30, 2010. Adjusted operating income increased $11.2 million as the Company's adjusted franchising revenues for the nine months ended September 30, 2011 increased $15.6 million or 8% from the same period of the prior year partially offset by a $4.8 million or 7% increase in adjusted SG&A expenses.
Franchising Revenues: Franchising revenues were $211.5 million for the nine months ended September 30, 2011 compared to $195.9 million for the nine months ended September 30, 2010. The increase in franchising revenues is primarily due to an 8% increase in royalty fees and a 33% increase in initial franchise and relicensing fees.
Domestic royalty fees for the nine months ended September 30, 2011 increased $10.0 million to $164.2 million from $154.2 million for the nine months ended September 30, 2010, an increase of 6.5%. The increase in royalties is attributable to a combination of factors including a 5.7% increase in RevPAR and an increase in the effective royalty rate of the domestic hotel system from 4.29% to 4.32%. System-wide RevPAR increased due to a combination of a 210 basis point increase in occupancy as well as a 1.6% increase in average daily rates.

A summary of the Company's domestic franchised hotels operating information is as follows:

	For the Nine Months Ended September 30, 2011*			For the Nine Months Ended September 30, 2010*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR
Comfort Inn	$79.24	57.0%	$45.18	$77.16	55.4%	$42.72	2.7%	160 bps	5.8%
Comfort Suites	83.92	58.4%	49.05	82.92	55.1%	45.72	1.2%	330 bps	7.3%
Sleep	69.92	53.5%	37.39	68.94	51.8%	35.69	1.4%	170 bps	4.8%
Quality	67.95	49.9%	33.90	67.30	48.0%	32.31	1.0%	190 bps	4.9%
Clarion	73.76	46.7%	34.42	75.54	43.3%	32.73	(2.4)%	340 bps	5.2%
Econo Lodge	54.75	47.2%	25.83	54.26	45.7%	24.81	0.9%	150 bps	4.1%
Rodeway	52.13	48.6%	25.33	51.42	46.0%	23.64	1.4%	260 bps	7.1%
MainStay	66.17	67.1%	44.38	66.03	63.8%	42.09	0.2%	330 bps	5.4%
Suburban	40.24	67.7%	27.25	39.24	64.2%	25.20	2.5%	350 bps	8.1%
Ascend Collection	109.82	59.9%	65.81	106.48	56.6%	60.25	3.1%	330 bps	9.2%
Total	$71.78	53.3%	$38.24	$70.64	51.2%	$36.18	1.6%	210 bps	5.7%
___________________

*	Operating statistics represent hotel operations from December through August.

Domestic hotels open and operating declined by 24 hotels during the nine months ended September 30, 2011 compared to an increase of 45 domestic hotels open and operating during the nine months ended September 30, 2010. Gross domestic franchise additions decreased from 219 for the nine months ended September 30, 2010 to 174 for the same period in 2011. New construction hotels represented 20 of the gross domestic additions during the nine months ended September 30, 2011 compared to 64 hotels in the same period of the prior year. Gross domestic additions for conversion hotels declined from 155 hotels during the nine months ended September 30, 2010 to 154 hotels during the same period of the current year. The decline in hotel openings is primarily due to new construction hotels as the limited availability of new hotel construction financing has significantly impacted the number of new construction hotel franchise agreements executed as well as the ability of existing projects to obtain financing and commence construction.
The Company expects the number of new franchise additions that will open during 2011 to decline from 327 for the year ended December 31, 2010 to approximately 273 hotels. The decline is expected to be driven by new construction hotels which are projected to decline by 45 hotels from 78 in 2010 to 33 hotels in 2011 due to the impact of the tight credit markets have had on the number of new construction franchise agreements executed in 2009 and 2010 as well as the availability of capital to commence construction on existing projects.
Net domestic franchise terminations increased to 198 for the nine months ended September 30, 2011 from 174 for the same period of the prior year primarily related to the removal of hotels related to non-compliance with the Company's rules, regulations and standards.
International royalties increased $2.8 million or 17% from $16.9 million for the nine months ended September 30, 2010 to $19.7 million for the same period in 2011 primarily due to foreign currency fluctuations, global RevPAR increases and a 1.8% increase in the number of rooms in the international system.
New domestic franchise agreements executed in the nine months ended September 30, 2011 totaled 204 representing 18,236 rooms compared to 196 agreements representing 16,932 rooms executed during the same period of the prior year. During the nine months ended September 30, 2011, 28 of the executed agreements were for new construction hotel franchises, representing 2,489 rooms, compared to 33 contracts, representing 2,735 rooms for the same period a year ago. Conversion hotel franchise executed contracts totaled 176 representing 15,747 rooms for the nine months ended September 30, 2011 compared to 163 agreements representing 14,197 rooms for the same period a year ago. Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise agreements increased 49% to $6.4 million for the nine months ended September 30, 2011 from $4.3 million for the nine months ended September 30, 2010. The increase in revenues primarily reflects a 4% increase in the number of contracts executed, the recognition of revenue during 2011 related to franchise agreements containing developer incentives executed in prior periods and fewer franchise agreements executed in the current year that included incentives compared to the prior year. Revenues associated with agreements including incentives are deferred and recognized when the incentive criteria are met or the agreement is terminated, whichever occurs first.

A summary of executed domestic franchise agreements by brand for the nine months ended September 30, 2011 and 2010 is as follows:

	For the Nine Months Ended September 30, 2011			For the Nine Months Ended September 30, 2010			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	6	28	34	4	22	26	50%	27%	31%
Comfort Suites	7	4	11	13	1	14	(46)%	300%	(21)%
Sleep	6	1	7	3	—	3	100%	NM	133%
Quality	—	49	49	1	54	55	(100)%	(9)%	(11)%
Clarion	—	12	12	—	17	17	NM	(29)%	(29)%
Econo Lodge	—	36	36	—	38	38	NM	(5)%	(5)%
Rodeway	—	32	32	1	26	27	(100)%	23%	19%
MainStay	1	3	4	4	—	4	(75)%	NM	0%
Suburban	2	2	4	1	—	1	100%	NM	300%
Ascend Collection	2	9	11	1	5	6	100%	80%	83%
Cambria Suites	4	—	4	5	—	5	(20)%	NM	(20)%
Total Domestic System	28	176	204	33	163	196	(15)%	8%	4%

Relicensing fees include fees charged to the new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system as well as fees required to renew expiring franchise contracts. Relicensing and renewal contracts increased 25% from 72 during the nine months ending September 30, 2010 to 90 for the same period of 2011. Although the Company increased the number of contracts by 25%, relicensing revenues increased only 1% from $2.2 million for the nine months ended September 30, 2010 to $2.3 million for the nine months ended September 30, 2011 primarily due to lower average relicensing fees charged per property. The Company's relicensing activity in 2011 and beyond is dependent on the availability and cost of capital as well as the presence of an active real estate market for hotel transactions.
Selling, General and Administrative Expenses: The cost to operate the franchising business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $72.9 million for the nine months ended September 30, 2011 a $5.1 million or 8% increase from the nine months ended September 30, 2010. Adjusted SG&A costs, which exclude certain items described above, for the nine months ended September 30, 2011 totaled $72.1 million compared to adjusted SG&A of $67.3 million for the same period of the prior year. The $4.8 million increase in adjusted SG&A was primarily attributable to higher variable franchise sales and management incentive compensation, increased costs related to the Company's annual franchisee convention and foreign currency fluctuations partially offset by lower compensation expense recognized on deferred compensation arrangements as described in more detail in Other Income and Expenses, Net and bad debt recoveries on impaired development loans.
Marketing and Reservations: The Company's franchise agreements require the payment of franchise fees, which include marketing and reservation system fees. The fees, which are primarily based on a percentage of the franchisees' gross room revenues, are used exclusively by the Company for expenses associated with providing franchise services such as central reservation systems, national marketing and media advertising. The Company is contractually obligated to expend the marketing and reservation system fees it collects from franchisees in accordance with the franchise agreements; as such, no income or loss to the Company is generated.
Total marketing and reservations revenues were $258.2 million and $242.1 million for the nine months ended September 30, 2011 and 2010, respectively. Depreciation and amortization attributable to marketing and reservation activities was $10.0 million for the nine months ended September 30, 2011 compared to $9.1 million for the nine months ended September 30, 2010. Interest expense attributable to marketing and reservation activities was $3.0 million and $0.5 million for the nine months ended September 30, 2011 and 2010, respectively.
As of September 30, 2011 and December 31, 2010, the Company's balance sheet includes a receivable of $54.0 million and $42.5 million, respectively from cumulative marketing and reservation expenses incurred in excess of cumulative marketing and reservations system fee revenues earned. These receivables are recorded as an asset in the financial statements as the

Company has the contractual authority to require that the franchisees in the system at any given point repay the Company for any deficits related to marketing and reservation activities. The Company's current franchisees are legally obligated to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue and whether or not they joined the system following the deficit's occurrence. The Company has no present intention to accelerate repayment of the deficit from current franchisees. Conversely, cumulative marketing and reservation system fees not expended are recorded as a payable in the financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements.
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
Other Income and Expenses, Net: Other income and expenses, net, increased $11.6 million to an expense of $12.2 million for the nine months ended September 30, 2011 compared to an expense of $0.6 million in the same period of the prior year primarily due to the following items.
Interest expense increased from $3.2 million for nine months ended September 30, 2010 to $9.7 million for the same period of 2011 due to the issuance of the Company's $250 million senior notes with an effective rate of 6.19% on August 25, 2010. The proceeds were utilized to repay outstanding borrowings under the Company's $350 million revolving line of credit which had an effective interest rate of approximately 0.7%.
Other gains and losses increased $5.0 million from a gain of $1.3 million for the nine months ended September 30, 2010 to a loss of $3.7 million in the same period of the current year. The increase in the loss reflects a $1.8 million loss on assets held for sale recorded in the nine months ended September 30, 2011 resulting from the Company reducing the carrying amount of a parcel of land held for sale to its estimated fair value and a $1.8 million decline in the fair value of investments held in the Company's non-qualified benefit plans compared to a $1.1 million appreciation of the fair value of these investments in the same period of the prior year. As discussed in the accompanying critical accounting policies, the Company sponsors two non-qualified retirement and savings plans: the Non-Qualified Plan and the EDCP plan. The fair value of the Non-Qualified Plan investments declined $0.9 million during the nine months ended September 30, 2011 compared to a $0.5 million increase in fair value during the same period of 2010. The fair value of the Company's investments held in the EDCP plan declined by $0.9 million during the nine months ended September 30, 2011 compared to an increase in fair value of $0.6 million during the same period of the prior year.
The Company accounts for the Non-Qualified Plan in accordance with accounting for deferred compensation arrangements when investments are held in a rabbi trust and invested. Therefore, the Company also recognizes compensation expense or benefits in SG&A related to changes in the fair value of investments held in the Non-Qualified Plan, excluding investments in the Company's stock. As a result, during the nine months ended September 30, 2011, the Company's compensation expense was reduced by $1.1 million while the Company's compensation expense was increased by $0.5 million in the nine month period ended September 30, 2010.
Income taxes: The effective income tax rate was 29.2% compared with 31.6% for the nine months ended September 30, 2011 and 2010, respectively.

The effective income tax rate for the nine months ended September 30, 2011 was lower than the U.S. federal statutory rate of 35% primarily due to the identification of $1.7 of additional federal tax benefits, an adjustment to our current federal taxes payable of $1.4 million, $0.4 million of foreign tax credits for open tax years, and $1.9 million of unrecognized tax positions. The effective income tax rate for the nine months ended September 30, 2010 was lower than the U.S. federal statutory rate of 35% primarily due to a $3.3 million adjustment to our deferred tax assets and the identification of $1.7 million of additional federal income tax benefits, partially offset by an increase of $1.6 million related to the identification of unrecognized tax positions. The effective income tax rates for the nine months ended September 30, 2011 and 2010 were also impacted by the effect of foreign operations, partially offset by state income taxes.
Net income: Net income for the nine months ended September 30, 2011 increased by $2.3 million to $85.6 million from $83.3 million in the same period of the prior year. Adjusted net income, as adjusted for certain items described above, increased by $3.6 million for the nine months ended September 30, 2011 to $87.2 million from $83.6 million for the same period of the prior year.
Diluted EPS: Diluted EPS were $1.43 for nine months ended September 30, 2011 compared to $1.40 for the nine months ended

September 30, 2010, respectively. Adjusted diluted EPS, which excludes certain items described above, totaled $1.46 for the nine months ended September 30, 2011 compared to $1.40 for the same period of the prior year.

Liquidity and Capital Resources
Operating Activities
During the nine months ended September 30, 2011 and 2010, net cash provided by operating activities totaled $105.9 million and $108.2 million, respectively. The decline in cash flows from operating activities primarily reflects the timing of working capital items primarily related to the payment of the Company's management incentive plan compensation, interest payments on the Company's senior notes and cash flows related to the Company's customer loyalty program. These declines were partially offset by lower cash outlays related to the Company's purchase of real estate held for sale to third parties.
Net cash advanced for marketing and reservations activities totaled $1.5 million and $2.6 million during the nine months ended September 30, 2011 and 2010, respectively. Cash advances during the nine months ended September 30, 2011 related primarily to planned advertising and promotional cost spending in excess of fees collected and investments in information technology initiatives. Based on the current economic conditions, the Company expects marketing and reservation activities to provide approximately $2.0 million in operating cash flows in 2011.
Investing Activities
Cash utilized for investing activities totaled $16.8 million and $22.7 million for the nine months ended September 30, 2011 and 2010, respectively. The decline in cash utilized for investing activities was primarily due to lower capital expenditures than the prior year partially offset by an increase in net financing provided to franchisees and equity method investments entered into during the nine months ended September 30, 2011. During the nine months ended September 30, 2011 and 2010, capital expenditures totaled $8.1 million and $17.7 million, respectively. Capital expenditures for 2011 primarily include upgrades of system-wide property and yield management systems, upgrades to information systems infrastructure and the purchase of computer software and equipment.
The Company occasionally provides financing to franchisees for property improvements, hotel development efforts and other purposes. During the nine months ended September 30, 2011 and 2010, the Company advanced $4.3 million and $8.9 million, respectively for these purposes. However, during the nine months ended September 30, 2010, the Company collected approximately $5.1 million of the advances made during the period. At September 30, 2011, the Company had commitments to extend an additional $5.5 million for these purposes provided certain conditions are met by its franchisees, of which $2.7 million is expected to be advanced in the next twelve months.
Financing Activities
Financing cash flows relate primarily to the Company's borrowings, treasury stock purchases and dividends.
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
The Revolver is unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Company's subsidiaries that currently guaranty the obligations under the Company's Indenture governing the terms of its 5.70% senior notes due 2020.
The Company may at any time prior to the final maturity date increase the amount of the Revolver by up to an additional $150 million to the extent that any one or more lenders commit to being a lender for the additional amount and certain other customary conditions are met. The Company may elect to have borrowings under the Revolver bear interest at (i) a base rate plus a margin ranging from 5 to 80 basis points based on the Company's credit rating or (ii) LIBOR plus a margin ranging from 105 to 180 basis points based on the Company's credit rating. In addition, the Revolver requires the Company to pay a quarterly facility fee on the full amount of the commitments under the Revolver (regardless of usage) ranging from 20 to 45 basis points based upon the credit rating of the Company.
The Revolver requires that the Company and its restricted subsidiaries comply with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments and effecting mergers and/or asset sales. In addition, the Revolver imposes financial maintenance covenants requiring the Company to maintain a total leverage ratio of not more than 3.5 to 1.0 and interest coverage ratio of at least 3.5 to 1.0. At September 30, 2011, the Company maintained a total leverage ratio of approximately 1.3x and an interest ratio coverage of approximately 11.5x. At September 30, 2011, the Company was in compliance with all covenants under the Revolver.
The proceeds of the Revolver are used for general corporate purposes, including working capital, debt repayment, stock repurchases, dividends, investments and other permitted uses. As of September 30, 2011, the Company had no outstanding amounts pursuant to the Revolver.
Debt issuance costs incurred in connection with the Revolver totaled $2.4 million and are being amortized, on a straight-line basis, which is not materially different than the effective interest method, through the maturity of the Revolver. Amortization of these costs is included in interest expense in the accompanying statements of income.
On August 25, 2010, the Company completed a $250 million senior unsecured note offering (“the Senior Notes”) at a discount of $0.6 million, bearing a coupon of 5.7% with an effective rate of 6.19%. The Senior Notes will mature on August 28, 2020, with interest on the Senior Notes to be paid semi-annually on February 28th and August 28th. The Company used the net proceeds from the offering, after deducting underwriting discounts and other offering expenses, to repay outstanding borrowings under the Old Revolver and other general corporate purposes. The Company's Senior Notes are guaranteed jointly, severally, fully and unconditionally, subject to certain customary limitations, by eight 100%-owned domestic subsidiaries.
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
As a result of the issuance of the Senior Notes in August 2010 and the Revolver in February 2011, the Company's borrowing costs have increased as the Company's Old Revolver carried an interest rate of LIBOR plus approximately 50 basis points which has been lower than the effective rate of the Senior Notes and well as the borrowings under the Revolver.
Dividends
The Company currently maintains the payment of a quarterly dividend on its common shares outstanding, however, the declaration of future dividends are subject to the discretion of our board of directors. On February 21, 2011, the Company's board of directors declared a cash dividend of $0.185 per share (or approximately $11.0 million in the aggregate), which was paid on April 15, 2011 to shareholders of record as of April 1, 2011. On May 5, 2011, the Company's board of directors declared a cash dividend of $0.185 per share (or approximately $11.0 million in the aggregate), which was paid on July 15, 2011 to shareholders of record as of July 1, 2011. On September 16, 2011, the Company's board of directors declared a cash dividend of $0.185 per share (or approximately $10.9 million in the aggregate), which was paid on October 14, 2011 to shareholders of record as of October 3, 2011. The Company's quarterly dividend rate declared during the nine months ended September 30, 2011 has remained unchanged from the previous quarterly declarations. We expect that cash dividends will continue to be paid in the future, subject to future business performance, economic conditions, changes in tax regulations and other matters. Based on our present dividend rate and outstanding share count, aggregate annual dividends for 2011 would be approximately $43.8 million.
Share Repurchases
During the nine months ended September 30, 2011, the Company repurchased 0.7 million shares of its common stock under the share repurchase program at a total cost of $22.2 million for an average price of $29.79 per share. Since the program's inception through September 30, 2011, we have repurchased 43.9 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.0 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 76.9 million shares at an average price of $13.51 per share through September 30, 2011. At September 30, 2011 the Company had approximately 2.8 million shares remaining under the current stock repurchase authorization. Subsequent to September 30, 2011 through November 9, 2011, the Company repurchased an additional 0.7 million shares of its common stock under the share repurchase program at a total cost of $23.7 million for an average price of $32.60 per share. Upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
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
Approximately $83.8 million of the Company's cash and cash equivalents at September 30, 2011 pertains to undistributed earnings of the Company's consolidated foreign subsidiaries. Since the Company's intent is for such earnings to be reinvested by the foreign subsidiaries, the Company has not provided additional United States income taxes on these amounts. While the Company has no intention to utilize these cash and cash equivalents in its domestic operations, any change to this policy would result in the Company incurring additional United States income taxes on any amounts utilized domestically.
During the nine months ended September 30, 2011, the Company recorded one-time employee termination charges totaling $1.5 million in SG&A and marketing and reservation expenses. These charges related to salary and benefits continuation payments for employees separating from service with the Company. At September 30, 2011, the Company had approximately $1.0 million of these salary and benefits continuation payments remaining to be remitted. During the nine months ended September 30, 2011, the Company remitted an additional $3.0 million of termination benefits related to employee termination charges recorded in prior periods and had approximately $1.0 million of these benefits remaining to be paid. At September 30, 2011, total termination benefits of approximately $2.0 million remained to be paid and the Company expects $1.6 million of these benefits to be paid in the next twelve months. In addition, the Company expects to satisfy approximately $2.3 million of deferred compensation and retirement plan obligations during the next twelve months.

The following table summarized our contractual obligations as of September 30, 2011:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt(1)	$378.4	$14.3	$28.6	$28.5	$307.0
Capital lease obligations(2)	3.5	0.7	1.4	1.4	0.0
Operating lease obligations	102.8	8.4	17.7	19.3	57.4
Purchase obligations(3)	9.4	6.2	2.5	0.1	0.6
Other long-term liabilities(4)	42.7	0.0	12.0	6.2	24.5

Total contractual cash obligations	$536.8	$29.6	$62.2	$55.5	$389.5

(1) Long-term debt amounts include interest on fixed rate debt obligations.
(2) Capital lease obligations include interest and related maintenance agreements on equipment.
(3) Purchase obligations also include commitments to provide financing under various Company programs.
(4) The total amount of unrecognized tax benefits (inclusive of related interest and penalties) totaled $5.5 million at September 30, 2011, and is not reflected in the Contractual Obligations table. We have several open tax positions, and it is possible that the amount of the liability of unrecognized tax benefits could change over the next year. While it is possible that one or more of these positions may be resolved in the next year, it is not anticipated that a significant impact to the unrecognized tax benefit balance will occur.
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
The Company may also enter into master development agreements (“MDAs”) with developers that grant limited exclusive development rights and preferential franchise agreement terms for one-time, non-refundable fees. When these fees are not contingent upon the number of agreements executed under the MDA, the Company recognizes the up-front fees over the MDA's contractual life. Fees that are contingent upon the execution of franchise agreements under the MDA are recognized upon execution of the franchise agreement.
The Company recognizes procurement services revenues from qualified vendors when the services are performed or the product delivered, evidence of an arrangement exists, the fee is fixed and determinable and collectibility is probable. We defer the recognition of procurement services revenues related to certain upfront fees and recognize them over a period corresponding to the Company's estimate of the life of the arrangement.
Marketing and Reservation Revenues and Expenses.
The Company's franchise agreements require the payment of certain marketing and reservation system fees, which are used exclusively by the Company for expenses associated with providing franchise services such as national marketing, media advertising, central reservation systems and technology services. The Company is contractually obligated to expend the marketing and reservation system fees it collects from franchisees in accordance with the franchise agreements; as such, no income or loss to the Company is generated. In accordance with our contracts, we include in marketing and reservation expenses an allocation of costs for certain activities, such as human resources, facilities, legal, accounting, etc., required to carry out marketing and reservation activities.
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
The Company evaluates the receivable for marketing and reservation costs in excess of cumulative marketing and reservation system fees earned on a periodic basis for collectibility. The Company will record an allowance when, based on current information and events, it is probable that we will be unable to collect all amounts due for marketing and reservation activities according to the contractual terms of the franchise agreements. The receivables are considered to be uncollectible if the expected net, undiscounted cash flows from marketing and reservation activities are less than the carrying amount of the asset.
Choice Privileges is our frequent guest incentive marketing program. Choice Privileges enables members to earn points based on their spending levels with our franchisees and, to a lesser degree, through participation in affiliated partners' programs, such as those offered by credit card companies. The points, which we accumulate and track on the members' behalf, may be redeemed for free accommodations or other benefits.
We provide Choice Privileges as a marketing program to franchised hotels and collect a percentage of program members' room revenue from franchises to operate the program. Revenues are deferred in an amount equal to the estimated fair value of the future redemption obligation. A third-party actuary estimates the eventual redemption rates and point values using various actuarial methods. These judgmental factors determine the required liability attributable to outstanding points. Upon redemption of points, the Company recognizes the previously deferred revenue as well as the corresponding expense relating to the cost of the awards redeemed. Revenues in excess of the estimated future redemption obligation are recognized when earned to reimburse the Company for costs incurred to operate the program, including administrative costs, marketing, promotion and performing member services. Costs to operate the program, excluding estimated redemption values, are expensed when incurred.
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
The Company evaluates the impairment of goodwill and trademarks with indefinite lives on an annual basis, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. Since the Company has one reporting unit, the fair value of the Company's net assets is used to determine if goodwill may be impaired. Indefinite life trademarks are considered to be impaired if the net, undiscounted expected cash flows associated with the trademark are less than their carrying amount.
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
Mezzanine, and Other Notes Receivables
The Company has provided financing to franchisees in support of the development of properties in key markets. The Company expects the owners to repay the loans in accordance with the loan agreements, or earlier as the hotels mature and capital markets permit. The Company estimates the collectibility and records an allowance for loss on its mezzanine and other notes receivable when recording the receivables in the Company's financial statements. These estimates are updated quarterly based on available information.
The Company considers a loan to be impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. The Company measures loan impairment based on the present value of expected future cash flows discounted at the loan's original effective interest rate or the estimated fair value of the collateral. For impaired loans, the Company establishes a specific impairment reserve for the difference between the recorded investment in the loan and the present value of the expected future cash flows or the estimated fair value of the collateral. The Company applies its loan impairment policy individually to all mezzanine and other notes receivable in the portfolio and does not aggregate loans for the purpose of applying such policy. For impaired loans, the Company recognizes interest income on a cash basis. If it is likely that a loan will not be collected based on financial or other business indicators it is the Company's policy to charge off these loans to SG&A expenses in the accompanying consolidated statements of income in the quarter when it is deemed uncollectible. Recoveries of impaired loans are recorded as a reduction of SG&A expenses in the quarter received.

The Company assesses the collectibility of its senior notes receivable by comparing the market value of the underlying assets to the carrying value of the outstanding notes. In addition, the Company evaluates the property's operating performance, the borrower's compliance with the terms of the loan and franchise agreements, and all related personal guarantees that have been provided by the borrower. For subordinated or unsecured receivables, the Company assesses the property's operating performance, the subordinated equity available to the Company, the borrower's compliance with the terms of loan and franchise agreements, and the related personal guarantees that have been provided by the borrower.
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
Franchisees are not required to repay the forgivable notes provided that the respective hotels remain in the system and in good standing throughout the term of their note. The Company fully reserves all defaulted notes in addition to recording a reserve on the estimated uncollectible portion of the remaining notes. For those notes not in default, the Company calculates an allowance for losses and determines the ultimate collectibility on these forgivable notes based on the historical default rates for those unsecured notes that are not forgiven but are required to be repaid. The Company records bad debt expense in SG&A expenses in the accompanying consolidated statements of income in the quarter when the note is deemed uncollectible. Recoveries are recorded as a reduction of SG&A expenses in the quarter received.
Stock Compensation.
The Company's policy is to recognize compensation cost related to share-based payment transactions in the financial statements based on the fair value of the equity or liability instruments issued. Compensation expense related to the fair value of share-based awards is recognized over the requisite service period based on an estimate of those awards that will ultimately vest. The Company estimates the share-based compensation expense for awards that will ultimately vest upon inception of the grant and adjusts the estimate of share-based compensation for those awards with performance and/or service requirements that will not be satisfied so that compensation cost is recognized only for awards that ultimately vest.
Income Taxes.
Income taxes are recorded using the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not such assets will be unrealized. Deferred U.S. income taxes have not been recorded for temporary differences related to investments in certain foreign subsidiaries and corporate affiliates. The temporary differences consist primarily of undistributed earnings that are considered permanently reinvested in operations outside the U.S. If management's intentions change in the future, deferred taxes may need to be provided.
With respect to uncertain income tax positions, a tax liability is recorded in full when management determines that the position does not meet the more likely than not threshold of being sustained on examination. A tax liability may also be recognized for a position that meets the more likely than not threshold, based upon management's assessment of the position's probable settlement value. The Company records interest and penalties on unrecognized tax benefits in the provision for income taxes.
Pension, Profit Sharing and Incentive Plans
The Company sponsors two non-qualified retirement savings and investment plans for certain employees and senior executives. Employee and Company contributions are maintained in separate irrevocable trusts. Legally, the assets of the trusts remain those of the Company; however, access to the trusts' assets is severely restricted. The trusts' cannot be revoked by the Company or an acquirer, but the assets are subject to the claims of the Company's general creditors. The participants do not have the right to assign or transfer contractual rights in the trusts.
In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan (“EDCP”) which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust. Prior to January 1, 2010, participants could elect an investment return of either the annual yield of the

Moody's Average Corporate Bond Rate Yield Index plus 300 basis points, or a return based on a selection of available diversified investment options. Effective January 1, 2010, the Moody's Average Corporate Bond Rate Yield Index plus 300 basis points is no longer an investment option for salary deferrals made on compensation earned after December 31, 2010. As of September 30, 2011 and December 31, 2010, the Company recorded a deferred compensation liability of $16.8 million and $17.6 million, respectively related to these deferrals and credited investment returns. Compensation expense is recorded in SG&A expense on the Company's consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. Compensation expense recorded in SG&A for the three months ended September 30, 2011 and 2010 were $16,778 and $0.3 million respectively. Compensation expense recorded in SG&A for the nine months ended September 30, 2011 and 2010 was $0.5 million and $0.7 million, respectively.
The Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that partially offset the earnings credited to the participants. The diversified investments held in the trusts totaled $13.1 million and $13.6 million as of September 30, 2011 and December 31, 2010, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying statements of income. The Company recorded investment gains (losses) during the three months ended September 30, 2011 and 2010 of approximately ($1.4 million) and $0.8 million, respectively. The Company recorded investments gains (losses) during the nine months ended September 30, 2011 and 2010 totaling ($0.9 million) and $0.6 million, respectively.
In 1997, the Company adopted the Choice Hotels International, Inc. Non-Qualified Retirement Savings and Investment Plan (“Non-Qualified Plan”). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. As of September 30, 2011 and December 31, 2010, the Company had recorded a deferred compensation liability of $9.6 million and $10.6 million, respectively related to these deferrals. Compensation expense is recorded in SG&A expense on the Company's consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. The net increase (decrease) in compensation expense recorded in SG&A for the three months ended September 30, 2011 and 2010 was ($1.3 million) and $0.8 million respectively. The net increase (decrease) in compensation expense recorded in SG&A for the nine months ended September 30, 2011 and September 30, 2010 and was ($1.1 million) and $0.5 million, respectively.
The diversified investments held in the trusts were $9.0 million and $9.7 million as of September 30, 2011 and December 31, 2010, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying statements of income. The Company recorded investment gains (losses) during the three months ended September 30, 2011 and 2010 of approximately ($1.2 million) and $0.7 million, respectively. The Company recorded investment losses during the nine months ended September 30, 2011 of $0.9 million and investment gains of $0.5 million for the nine months ended September 30, 2010. In addition, the Non-Qualified Plan held shares of the Company's common stock with a market value of $0.7 million and $0.9 million at September 30, 2011 and December 31, 2010, respectively, which are recorded as a component of shareholders' deficit.
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
FORWARD-LOOKING STATEMENTS
Certain matters discussed in this quarterly report constitute forward-looking statements within the meaning of federal securities law. Generally, our use of words such as “expect,” “estimate,” “believe,” “anticipate,” “will,” “forecast,” “plan,” “project,” “assume” or similar words of futurity identify statements that are forward-looking and that we intend to be included within the Safe Harbor protections provided by Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are based on management's current beliefs, assumptions and expectations regarding future events, which in turn are based on information currently available to management. Such statements may relate to projections of the Company's revenue, earnings and other financial and operational measures, Company debt levels, payment of stock dividends, and future operations or other matters. We caution you not to place undue reliance on any forward-looking statements, which are made as of the date of this quarterly report. Forward-looking statements do not guarantee future performance and involve known and unknown risks, uncertainties and other factors.
Several factors could cause actual results, performance or achievements of the Company to differ materially from those expressed in or contemplated by the forward-looking statements. Such risks include, but are not limited to, changes to general, domestic and foreign economic conditions; operating risks common in the lodging and franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees; our ability to keep pace with improvements in technology utilized for reservations systems and other operating systems; fluctuations in the supply and demand for hotels rooms; and our ability to manage effectively our indebtedness, among other factors. These and other risk factors are discussed in detail in Item 1A “Risk Factors” of the Company's Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 1, 2011. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company's foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including in certain circumstances the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $22.0 million and $23.4 million at September 30, 2011 and December 31, 2010, respectively which we account for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
At September 30, 2011, the Company had no amounts outstanding under its variable interest rate debt instruments compared to $0.2 million outstanding at December 31, 2010. The Company expects to refinance its fixed and variable long-term debt obligations prior to their scheduled maturities.
The Company does not presently have any derivative financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES
The Company has a disclosure review committee whose membership includes the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), among others. The CEO and CFO consider the disclosure review committee's procedures in performing their evaluations of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and in assessing the accuracy and completeness of the Company's disclosures.
An evaluation was performed under the supervision and with the participation of the Company's CEO and CFO of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2011.
There has been no change in the Company's internal controls over financial reporting that occurred during the quarter ended September 30, 2011, that materially affected, or is reasonably likely to materially affect the Company's internal controls over financial reporting.

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
Issuer Purchases of Equity Securities
The following table sets forth purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the nine months ended September 30, 2011:

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1),(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2011	—	$—	—	3,570,460
February 28, 2011	50,681	39.82	—	3,570,460
March 31, 2011	4,614	38.86	—	3,570,460
April 30, 2011	355	38.23	—	3,570,460
May 31, 2011	8,377	37.80	—	3,570,460
June 30, 2011	—	—	—	3,570,460
July 31, 2011	511	32.30	—	3,570,460
August 31, 2011	—	—	—	3,570,460
September 30, 2011	746,925	29.79	744,127	2,826,333
Total	811,463	$30.56	744,127	2,826,333
 _______________________

(1)	The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998. The program has no fixed dollar amount or expiration date.

(2)
During the nine months ended September 30, 2011, the Company redeemed 67,336 shares of common stock from employees to satisfy minimum tax-withholding requirements related to the vesting of restricted stock grants. These redemptions were not part of the board repurchase authorization.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
Exhibit Number and Description

Exhibit Number	Description

3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

3.02(b)	Amended and Restated Bylaws of Choice Hotels International, Inc.

10.01*	Office Lease, dated July 11, 2011, between Choice Hotels International Services Corp., a wholly owned subsidiary of Choice Hotels International Inc., and FP Rockville II Limited Partnership.

10.02(c)	Non-Competition, Non-Solicitation and Severance Benefit Agreement between the Company and David White, dated August 1, 2011.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

We advise users of this data that pursuant to Rule 406T of Regulation S-T this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
 _______________________

*	Filed herewith

(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Registration Statement on Form S-4, filed August 30, 1998 (Reg. No. 333-62543).

(b)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels international, Inc.'s Current Report on Form 8-K filed February 16, 2010.

(c)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K, filed August 4, 2011.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

November 9, 2011	By:	/S/ DAVID L. WHITE
David L. White
Senior Vice President, Chief Financial Officer & Treasurer