Form 10-K
period 2011-12-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2012-02-29
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________
FORM 10-K
 _____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-13393
 _____________________________________________________
CHOICE HOTELS INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in Its Charter)
 __________________________________________________________

DELAWARE	52-1209792
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10750 Columbia Pike, Silver Spring, Maryland	20901
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code (301) 592-5000
  ___________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
___________________________________________________________
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes  ☐    No  ☒
The aggregate market value of common stock of Choice Hotels International, Inc. held by non-affiliates was $972,511,421 as of June 30, 2011 based upon a closing price of $33.36 per share.
The number of shares outstanding of Choice Hotels International, Inc.’s common stock at February 15, 2012 was 58,096,972.
DOCUMENTS INCORPORATED BY REFERENCE.
Certain portions of our definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Annual Meeting of Shareholders to be held on April 30, 2012, are incorporated by reference under Part III.

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
Several factors could cause actual results, performance or achievements of the Company to differ materially from those expressed in or contemplated by the forward-looking statements. Such risks include, but are not limited to, changes to general, domestic and foreign economic conditions; operating risks common in the lodging and franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees; our ability to keep pace with improvements in technology utilized for reservations systems and other operating systems; fluctuations in the supply and demand for hotel rooms; and our ability to effectively manage our indebtedness. These and other risk factors are discussed in detail in Item 1A “Risk Factors” of this report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

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

Overview

We are one of the largest hotel franchisors in the world with 6,178 hotels open and 490 hotels under construction, awaiting conversion or approved for development as of December 31, 2011 representing 497,205 rooms open and 39,675 rooms under construction, awaiting conversion or approved for development in 49 states, the District of Columbia and over 35 countries and territories outside the United States. Choice franchises lodging properties under the following proprietary brand names: Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, Cambria Suites® and Ascend Collection® (collectively, the “Choice brands”). We operate in a single reportable segment encompassing our franchising business.
The Company's domestic operations are conducted solely through direct franchising relationships while its international franchise operations are conducted through a combination of direct franchising and master franchising relationships. With a focus on hotel franchising instead of ownership, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our business provides opportunities to improve operating results by increasing the number of franchised hotel rooms and effective royalty rates of our franchise contracts resulting in increased initial fee revenue, ongoing royalty fees and procurement services revenues. In addition to these revenues, we also collect marketing and reservation system fees to provide support activities for the franchise system. Our operating results can also be improved through our company-wide efforts related to improving property level performance. As a lodging franchisor, the Company currently has relatively low capital expenditure requirements.
The principal factors that affect the Company’s results are: the number and relative mix of franchised hotel rooms;

growth in the number of hotel rooms under franchise; occupancy and room rates achieved by the hotels under franchise; the effective royalty rate achieved; the level of franchise sales and relicensing activity; and our ability to manage costs. The number of rooms at franchised properties and occupancy and room rates at those properties significantly affect the Company’s results because our fees are based upon room revenues or the number of rooms at franchised hotels. The key industry standard for measuring hotel-operating performance is revenue per available room (“RevPAR”), which is calculated by multiplying the percentage of occupied rooms by the average daily room rate realized. Our variable overhead costs associated with franchise system growth have historically been less than incremental royalty fees generated from new franchises. Accordingly, continued growth of our franchise business should enable us to realize benefits from the operating leverage in place and improve operating results.
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
Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. We believe our strong and predictable cash flows create a strong financial position that provides us a competitive advantage. Currently, our business does not require significant capital to operate and grow; therefore, we can maintain a capital structure that generates high financial returns and use our excess cash flow to provide returns to our shareholders. Historically, we have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. Through December 31, 2011, we repurchased 44.8 million shares (including 33.0 million prior to the two-for-one stock split affected in October 2005) of common stock at a total cost of $1.1 billion since the program’s inception. Considering the effect of the two-for-one stock split, the Company has repurchased 77.8 million shares at an average price of $13.73 per share. At December 31, 2011, we had approximately 2.0 million shares remaining under the current stock repurchase authorization. Upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases. In 2011, we paid cash dividends totaling approximately $43.7 million and we presently expect to continue to pay dividends in the future, subject to future business performance, economic conditions, changes in income tax regulations and other factors. Based on our present dividend rate and outstanding share count, we expect that aggregate annual dividends for 2012 would be approximately $42.9 million.
Our board of directors has authorized us to enter into programs which permit us to offer investment, financing and guaranty support to qualified franchisees as well as acquire and resell real estate to incent franchise development in strategic markets for certain brands. Over the next several years, we expect to deploy capital opportunistically to these programs to promote growth of our emerging brands. The amount and timing of the investment in these programs will be dependent on market and other conditions. Notwithstanding these programs, the Company expects to continue to return value to its shareholders through a combination of share repurchases and dividends, subject to business performance, economic conditions, changes in income tax regulations and other factors.
Our direct lodging property real estate exposure is limited to activity in the United States and consists of three company-owned MainStay Suites hotels and five parcels of real estate that the Company has acquired or leased and intends to resell or lease to incent franchise development in strategic markets. In addition, our development activities that involve financing and guaranty support to hotel developers create exposure to the real estate markets.

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

•
Franchisors license their brands to a hotel owner, giving the hotel owner the right to use the brand name, logo, operating practices, and reservations systems in exchange for a fee and an agreement to operate the hotel in accordance with the franchisor’s brand standards. Under a typical franchise agreement, the hotel owner pays the franchisor an initial fee, a percentage-of-revenue royalty fee and a marketing/reservation reimbursement. A franchisor’s revenues are dependent on the number of rooms in its system and the top-line performance of those hotels. Earnings drivers include RevPAR increases, unit growth and effective royalty rate improvement. Franchisors enjoy significant operating leverage in their business model since it costs little to add a new hotel franchise to an existing system. Franchisors normally benefit from higher industry supply growth, because unit growth usually outpaces lower RevPAR resulting from excess supply. As a result, franchisors benefit from both RevPAR growth and supply increases which aids in reducing the impact of lodging industry economic cycles.

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

Similarly to other industries, lodging experiences both positive and negative operating cycles. Positive cycles are characterized as periods of sustained occupancy growth, increasing room rates and hotel development. These cycles usually continue until either the economy sustains a prolonged downturn, excess supply conditions exist or some external factor occurs such as war, terrorism or natural resource shortages. Negative cycles are characterized by hoteliers reducing room rates to stimulate occupancy and a reduction of hotel development. Industry recovery usually begins with an increase in occupancy followed by hoteliers increasing room rates. As demand begins to exceed room supply, occupancies and rates continue to improve. These factors result in increased hotel development.
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

____________________________

(1)
Certain industry statistics included in this section, such as the number of hotel rooms, number of affiliated and non-affiliated rooms, US Lodging Industry Trends From 1997 – 2011, etc. were obtained from Smith Travel Research

The following chart demonstrates these trends:
US Lodging Industry Trends—1997 - 2011

Year	Occupancy Rates	Average Daily Room Rates (ADR)	Change in ADR Versus Prior Year	Change in CPI Versus Prior Year	Revenue Per Available Room (RevPAR)	New Rooms Added (Gross)
1997	64.5%	$75.16	6.1%	1.9%	$48.50	128,000
1998	64.0%	$78.62	4.6%	2.3%	$50.29	143,000
1999	63.3%	$81.27	3.4%	2.7%	$51.44	143,148
2000	63.5%	$85.24	4.9%	3.4%	$54.13	121,476
2001	60.1%	$84.85	(0.5)%	2.9%	$50.99	101,279
2002	59.2%	$83.15	(2.0)%	1.6%	$49.22	86,366
2003	59.1%	$83.19	0.1%	2.3%	$49.20	65,876
2004	61.3%	$86.41	3.9%	2.7%	$52.93	55,245
2005	63.1%	$90.84	5.1%	3.4%	$57.34	65,900
2006	63.4%	$97.31	7.1%	3.2%	$61.69	73,308
2007	63.1%	$104.04	6.9%	2.8%	$65.61	94,541
2008	60.3%	$106.96	2.8%	3.8%	$64.49	146,312
2009	54.5%	$98.17	(8.2)%	(0.4)%	$53.50	142,287
2010	57.5%	$98.06	(0.1)%	1.6%	$56.43	73,976
2011	60.1%	$101.64	3.7%	3.2%	$61.06	38,409
(Source: Smith Travel Research and US Department of Labor)
As a franchisor, we believe we are well positioned in any stage of the lodging cycle as our fee-for-service business model has historically delivered predictable, profitable, long-term growth in a variety of lodging and economic environments. We have historically benefited from both the RevPAR gains typically experienced in the early stages of recovery, as our revenues are based on our franchisees’ gross room revenues, and the supply growth normally occurring in the later stages as we increase our portfolio size.
The Company’s portfolio of brands offers both new construction and conversion opportunities. Our new construction brands typically benefit from periods of supply growth and favorable capital availability and pricing. Our conversion brands also benefit from periods of supply growth as the construction of new hotels increases the need for existing hotels to seek new brand affiliations as their product moves through the hotel life cycle. Furthermore, the Company's conversion brands benefit from lodging cycle downturns as our unit growth has been historically driven from the conversion of independent and other hotel chain affiliates into our system as these hotels endeavor to improve their performance.

The lodging industry can be divided into chain scale categories or groupings of generally competitive brands as follows:

Chain Scale	Brand Examples	Room Count	% of Total	Avg. Hotel Room Size
Luxury	Four Seasons, Ritz Carlton, W Hotel	122,731	2.5%	329.0
Upper Upscale	Marriott, Hilton, Hyatt, Sheraton	553,928	11.4%	366.4
Upscale	Hilton Garden Inn, Courtyard, Cambria Suites	572,797	11.7%	153.9
Upper Midscale	Comfort Inn, Holiday Inn, Hampton Inn	824,129	16.9%	99.0
Midscale	Quality, Best Western, Ramada, La Quinta	511,666	10.5%	87.9
Economy	Econo Lodge, Days Inn, Super 8, Red Roof Inn	790,181	16.2%	75.9
Sub-Total Brand Affiliated		3,375,432	69.2%	111.9
Independents		1,499,405	30.8%	68.0
Total All Hotels		4,874,837	100%	93.4
According to Smith Travel Research, the lodging industry consisted of 52,214 hotels representing 4.9 million rooms open and operating in the United States at December 31, 2011. The lodging industry consists of independent operators of hotels and those that have joined national hotel franchise chains. Independent operators of hotels not owned or managed by major lodging companies have increasingly joined national hotel franchise chains as a means of remaining competitive with hotels owned by or affiliated with national lodging companies. Over the years, the industry has seen a significant movement of hotels from independent to chain affiliation, with affiliated hotels increasing from 46% of the rooms in the market in 1990 to 69% of the market in 2011.
Due to the fact that a significant portion of the costs of owning and operating a hotel are generally fixed, increases in revenues generated by affiliation with a franchise lodging chain can improve a hotel’s financial performance. The large franchise lodging chains, including us, generally provide a number of support services to hotel operators to improve the financial performance of their properties including central reservation and property management systems, marketing and advertising programs, training and education programs, revenue enhancement services and relationships with qualified vendors to streamline purchasing processes and make lower cost products available. We believe that national franchise chains with a large number of hotels enjoy greater brand awareness among potential guests than those with fewer hotels, and that greater brand awareness can increase the desirability of a hotel to its potential guests. Furthermore, we believe that hotel operators choose lodging franchisors based primarily on the perceived value and quality of each franchisor’s brand and its services, and the extent to which affiliation with that franchisor may increase the hotel operator profitability.

Choice’s Franchising Business
Choice operates primarily as a hotel franchisor offering 11 brands. This family of well-known and diversified new construction and conversion brands competes at various hotel consumer and developer price points.
Economics of Franchising Business. The fee and cost structure of our business provides opportunities for us to improve operating results by increasing the number of franchised hotel rooms, improving RevPAR performance and increasing the effective royalty rates of our franchise contracts. As a hotel franchisor, we derive our revenue primarily from various franchise fees. Our franchise fees consist primarily of an initial fee and ongoing royalty, marketing and reservation system fees that are typically based on a percentage of the franchised hotel’s gross room revenues. The initial fee and on-going royalty portion of the franchise fees are intended to cover our operating expenses, such as expenses incurred in business development, quality assurance, administrative support, certain franchise services and to provide us with operating profits. The marketing and reservation system fees are used for the expenses associated with marketing, media, advertising, providing a central reservation system, property management systems, e-commerce initiatives and certain franchise services.
Our fee stream depends on the number of rooms in our system, the gross room revenues generated by our franchisees and effective royalty rates under our franchise contracts. We enjoy significant operating leverage since the variable operating costs associated with the franchise system growth of our established brands have historically been less than incremental royalty fees generated from new franchises. Our business is well positioned in the lodging industry since we benefit from both increases in RevPAR and unit growth from new hotel construction or conversion of existing hotel assets into our system.

Our family of well-known and diversified brand offerings positions us well within the lodging industry. Our Cambria Suites, Comfort Inn, Comfort Suites, Sleep Inn, Suburban Extended Stay Hotel and MainStay Suites are primarily new build brands which offer hotel developers an array of choices at various price points for transient and extended stay business during periods of supply growth. Our Ascend Collection, Clarion, Quality, Econo Lodge and Rodeway Inn brands offer conversion opportunities during both industry contraction and growth cycles to independent operators and non-Choice affiliated hotels who desire to affiliate with our brands and take advantage of the services we have to offer.
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

Franchise System
Total revenues from our domestic operations comprised 91% and 92% for our total revenues in 2011 and 2010, respectively. As a result, our description of the franchise system is primarily focused on the domestic operations.
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
Our franchises operate domestically under one of eleven Choice brand names: Comfort Inn, Comfort Suites, Cambria Suites, Quality, Clarion, Ascend Collection, Sleep Inn, Econo Lodge, Rodeway Inn, MainStay Suites and Suburban Extended Stay Hotel. The following table presents key statistics related to our domestic franchise system over the five years ended December 31, 2011.
COMBINED DOMESTIC FRANCHISE SYSTEM

	As of and For the Year Ended December 31,
	2007	2008	2009	2010	2011
Number of properties, end of period	4,445	4,716	4,906	4,993	5,001
Number of rooms, end of period	354,139	373,884	388,594	393,535	392,826
Royalty fees ($000)	$212,519	$220,411	$196,406	$206,049	$220,047
Average royalty rate(1)	4.14%	4.20%	4.25%	4.29%	4.32%
Average occupancy percentage(1)	57.9%	55.3%	49.4%	51.3%	53.5%
Average daily room rate (ADR)(1)	$72.07	$74.11	$71.24	$70.50	$71.83
Revenue per available room (RevPAR)(1),(2)	$41.75	$40.98	$35.18	$36.18	$38.44
____________________________

(1)	Amounts exclude results from Cambria Suites properties open during all periods presented and Ascend Collection properties open during 2008.

(2)	The Company calculates RevPAR based on information as reported to the Company by its franchisees.
According to Smith Travel Research, the total rooms open and operating in the United States at December 31, 2011 totaled approximately 4.9 million rooms of which 8.1% were affiliated with the Choice Brands. Choice branded system-wide United States market share as of December 31, 2011 has increased 52 basis points over the past 5 years representing a cumulative annual growth rate of 3.0% compared to the total industry domestic growth rate of 1.6%.
Currently, no individual franchisee or international master franchisee accounts for more than 3% of the Company's total revenues.

Industry Positioning
Our brands offer consumers and developers a wide range of choices from economy hotels to lower upscale, full service properties. Our brands are as follows:
Cambria Suites: Cambria Suites is a new construction select service hotel chain with an upscale image and distinctive styling. Cambria offers well-appointed suites that emulate the “best of a modern home.” In-room amenities include luxury bedding, stereo with CD player, cordless phone and mini-refrigerator with microwave. Principal competitor brands include Courtyard by Marriott and Hilton Garden Inn. The Cambria Suites brand was launched in January 2005 and the first properties opened during 2007.
Ascend Collection: Ascend Collection is an innovative membership program that is not positioned as a traditional franchise concept. The Ascend Collection includes individual properties that are historic, boutique and/or unique and desire to retain their independent brand identity but have access to Choice’s marketing and distribution channels. The Ascend Collection offers the best of both worlds: Independence backed up by a powerful global distribution network. Principal competitors include Sterling Hotels, Summit Hotel & Resorts, Small Luxury Hotels and Historic Hotels of America. The Ascend Collection membership was launched in October 2008. In conjunction with the launch of the Ascend Collection, 21 properties that were previously affiliated with our Clarion brand were repositioned into this brand.
Comfort Inn: Comfort Inn and Comfort Inn and Suites hotels are primarily upper mid-scale limited service hotels that offer rooms and modest food and beverage facilities such as breakfast buffets. One of the original brands in the limited service category, Comfort has built a reputation for consistent high-value accommodations for both business and leisure travelers. Comfort offers complimentary breakfast with fresh waffles, a swimming pool and/or exercise room, and free high-speed internet access. Principal competitor brands include Holiday Inn Express, Fairfield Inn and LaQuinta.
Comfort Suites: Comfort Suites is an extension of the highly regarded Comfort Inn brand, Comfort Suites hotels have a focus on serving the business traveler. Hotels are 100% smoke free and rooms are oversized with separate areas for working and sleeping. In addition, each room features a sleeper sofa, refrigerator and microwave. Comfort Suites hotels offer a complimentary hot breakfast and free high-speed internet access. The brand competes with Hampton, Holiday Inn Express, Fairfield Inn and Country Inn & Suites.
Sleep Inn: Sleep Inn is a new construction brand that operates in the moderate tier of the mid-scale lodging category. Sleep Inn delivers consistent product offerings, providing both business and leisure travelers with free high-speed internet access, an exercise room and/or pool, and our complimentary Morning Medley breakfast. Sleep Inn’s principal competitors include Microtel and La Quinta.
Clarion: Clarion helps owners of existing mid-scale assets with food and beverage achieve strong returns with reasonable investment. To consumers, Clarion “helps people get together” by providing the amenities and food and beverage services essential to serving the huge midscale business and leisure gatherings market. For owners, Clarion allows a more focused and efficient food and beverage operational model that works well with a variety of conversion property configurations. Clarion hotels provide meeting/banquet facilities with catering, hot breakfast, a simplified menu of basic evening meals, and lounge with at least beer/wine selections. Amenities include a pool, business center, and fitness center. Principal competitor brands include Four Points by Sheraton and Radisson.
Quality: Quality helps both guests and owners “get your money's worth” in the mid-scale category.  Quality hotels provide clean, comfortable, and affordable accommodations, as well as the “Value Qs:”  amenities and services that typically include a signature Q Bed, Q Breakfast, Q Service, and the Q Value of free high-speed internet access, a swimming pool and/or an exercise room, and free newspaper. Principal competitor brands include Best Western and Ramada.
MainStay Suites: MainStay Suites hotels compete in the mid-scale extended stay category. Complete with a residential feel and value-added amenities, the MainStay brand is designed as a more practical lodging option for guests whose stays are longer than a few nights. Typically, longer hotel stays involve relocation, training, or temporary job assignments. MainStay guest rooms feature free high-speed internet access, fully equipped kitchens with a two-burner range, dishes, utensils, dishwasher, sink with disposal, microwave, and full size refrigerator. All suites include a sleeper sofa, comfortable work area with ergonomic chair and large walk-in closets. MainStay Suites' principal competitors include TownePlace Suites and Candlewood Suites.
Suburban Extended Stay Hotel: Suburban Extended Stay Hotel suites are built with today’s value-conscious extended stay guest in mind. All suites provide kitchens, internet connections, and access to on-site laundry facilities. Suburban’s “just what you need” philosophy matches attractive weekly pricing with weekly housekeeping to provide extended stay guests with the all-suite accommodations they want without the cost of services they do not need. All hotels offer complimentary high-speed internet access. Principal competitors include Extended Stay America, InTown Suites, Studio 6 and Value Place.
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
The following table presents key statistics related to the domestic system for our brands over the five years ended December 31, 2011:

	As of and For the Year Ended December 31,
	2007	2008	2009	2010	2011
COMFORT INN DOMESTIC SYSTEM
Number of properties, end of period	1,434	1,462	1,447	1,435	1,399
Number of rooms, end of period	112,042	114,573	113,633	112,169	109,330
Royalty fees ($000)	$91,131	$91,913	$80,059	$82,233	$86,107
Average occupancy percentage	63.1%	60.1%	54.1%	55.6%	57.5%
Average daily room rate (ADR)	$77.14	$79.84	$77.10	$77.21	$79.41
RevPAR	$48.70	$48.01	$41.74	$42.93	$45.62
COMFORT SUITES DOMESTIC SYSTEM
Number of properties, end of period	481	541	608	623	616
Number of rooms, end of period	37,358	42,152	47,301	48,246	47,738
Royalty fees ($000)	$35,775	$38,202	$35,134	$38,100	$41,934
Average occupancy percentage	65.5%	61.3%	53.3%	55.2%	58.6%
Average daily room rate (ADR)	$87.23	$89.49	$84.79	$82.48	$83.72
RevPAR	$57.11	$54.82	$45.17	$45.53	$49.09
QUALITY DOMESTIC SYSTEM
Number of properties, end of period	828	908	979	1,012	1,047
Number of rooms, end of period	79,276	85,055	89,336	89,185	91,502
Royalty fees ($000)	$34,310	$37,658	$33,725	$35,749	$38,032
Average occupancy percentage	54.2%	52.0%	46.0%	48.1%	50.0%
Average daily room rate (ADR)	$70.30	$71.42	$68.00	$66.81	$67.75
RevPAR	$38.09	$37.15	$31.31	$32.11	$33.86
CLARION DOMESTIC SYSTEM(1)
Number of properties, end of period	167	150	172	192	189
Number of rooms, end of period	23,319	21,497	24,636	28,711	27,527
Royalty fees ($000)	$10,388	$10,733	$8,549	$8,948	$9,708
Average occupancy percentage	51.7%	50.0%	42.2%	43.7%	46.9%
Average daily room rate (ADR)	$80.86	$84.48	$77.79	$75.15	$73.89
RevPAR	$41.79	$42.21	$32.86	$32.86	$34.64
SLEEP INN DOMESTIC SYSTEM
Number of properties, end of period	346	365	392	398	394
Number of rooms, end of period	25,728	26,867	28,599	28,957	28,568
Royalty fees ($000)	$16,605	$16,437	$14,614	$15,050	$15,838
Average occupancy percentage	62.5%	58.5%	51.5%	51.6%	53.6%
Average daily room rate (ADR)	$69.67	$71.91	$69.64	$68.82	$69.96
RevPAR	$43.52	$42.10	$35.86	$35.52	$37.49
MAINSTAY SUITES DOMESTIC SYSTEM
Number of properties, end of period	30	35	37	37	40
Number of rooms, end of period	2,258	2,694	2,866	2,868	3,093
Royalty fees ($000)	$1,603	$1,760	$1,607	$1,715	$2,018
Average occupancy percentage	68.5%	64.2%	57.9%	63.6%	67.7%
Average daily room rate (ADR)	$70.04	$73.72	$70.55	$65.60	$66.16
RevPAR	$47.98	$47.34	$40.82	$41.71	$44.80
ECONO LODGE DOMESTIC SYSTEM
Number of properties, end of period	825	816	792	784	797

Number of rooms, end of period	50,403	50,812	48,996	48,728	49,483
Royalty fees ($000)	$17,266	$17,400	$15,025	$15,068	$15,655
Average occupancy percentage	48.0%	46.9%	43.5%	45.8%	47.5%
Average daily room rate (ADR)	$54.40	$55.58	$54.66	$54.10	$54.71
RevPAR	$26.10	$26.05	$23.78	$24.80	$25.96
RODEWAY INN DOMESTIC SYSTEM
Number of properties, end of period	276	346	372	387	388
Number of rooms, end of period	16,523	20,302	21,392	21,261	21,627
Royalty fees ($000)	$2,865	$3,397	$3,819	$4,257	$4,541
Average occupancy percentage	47.6%	47.5%	43.0%	45.8%	48.7%
Average daily room rate (ADR)	$53.24	$55.04	$52.48	$51.07	$51.87
RevPAR	$25.32	$26.16	$22.54	$23.38	$25.27
SUBURBAN EXTENDED STAY HOTEL DOMESTIC SYSTEM
Number of properties, end of period	54	60	61	64	60
Number of rooms, end of period	6,773	7,256	7,416	7,685	7,126
Royalty fees ($000)	$2,535	$2,444	$2,275	$2,353	$2,537
Average occupancy percentage	67.3%	62.4%	56.3%	63.8%	67.5%
Average daily room rate (ADR)	$40.13	$42.93	$41.51	$39.23	$40.26
RevPAR	$27.01	$26.80	$23.35	$25.03	$27.15
CAMBRIA SUITES DOMESTIC SYSTEM
Number of properties, end of period	4	12	18	23	19
Number of rooms, end of period	459	1,323	2,073	2,700	2,215
Royalty fees ($000)	$41	$374	$920	$1,447	$2,022
Average occupancy percentage(2)	—	—	—	—	—
Average daily room rate (ADR)(2)	—	—	—	—	—
RevPAR(2)	—	—	—	—	—
ASCEND COLLECTION DOMESTIC SYSTEM
Number of properties, end of period	—	21	28	38	52
Number of rooms, end of period	—	1,353	2,346	3,025	4,617
Royalty fees ($000)	—	$93	$679	$1,129	$1,655
Average occupancy percentage(2)	—	—	49.4%	57.6%	60.3%
Average daily room rate (ADR)(2)	—	—	$115.97	$112.50	$113.59
RevPAR(2)	—	—	$57.24	$64.81	$68.44
 ____________________________

(1)	Statistics for the Clarion brand reflect the repositioning of 20 units in the fourth quarter of 2008 and 1 unit in the first quarter of 2009 from the Clarion brand to the Ascend Collection.

(2)	Statistics for average occupancy percentage, ADR and RevPAR have been excluded for years in which the brand did not have at least 25 units open and operating.

International Franchise Operations
The Company conducts its international franchise operations through a combination of direct franchising and master franchising relationships. Master franchising relationships are governed by master franchising agreements which generally provide the master franchisee with the right to use our brands in a specific geographic region, usually for a fee.
Our business philosophy has been to conduct direct franchising in those international markets where both franchising is an accepted business model and we believe our brands can achieve significant distribution. We typically elect to enter into master franchise agreements in those markets where direct franchising is currently not a prevalent or viable business model. When entering into master franchising relationships, we strive to select partners that have professional hotel and asset management capabilities together with the financial capacity to invest in building the Choice brands in their respective markets. Master franchising relationships typically provide lower revenues to the Company as the master franchisees are responsible for managing certain necessary services (such as training, quality assurance, reservations and marketing) to support the franchised hotels in the master franchise area and therefore retain a larger percentage of the hotel franchise fees to cover their expenses. In certain circumstances, the Company has and may continue to make equity investments in our master franchisees.
As a result of our use of master franchising relationships and international market conditions, total revenues from international franchising operations comprised 9% and 8% of our total revenues in 2011 and 2010, respectively while representing approximately 19% of our franchise system hotels open at both December 31, 2011 and 2010.
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
As of December 31, 2011, we had 1,177 franchise hotels open and operating in over 30 countries and territories outside of the United States. The following chart summarizes our franchise system outside of the United States.

COMBINED INTERNATIONAL FRANCHISE SYSTEM(1)

	As of and For the Year Ended December 31,
	2007	2008	2009	2010	2011
Number of properties, end of period	1,125	1,111	1,115	1,149	1,177
Number of rooms, end of period	97,888	98,642	98,816	101,610	104,379
Royalty fees ($000)	$22,234	$25,599	$20,984	$23,765	$26,989
____________________________

(1)
Reporting of operating statistics (e.g. average occupancy percentage and average daily room rate) of international franchisees is not required by all master franchise contracts, thus these statistics and RevPAR are not presented for international franchisees.

Scandinavia. We conduct our operations in Scandinavia through a master franchise relationship with Nordic Choice Commercial Services A/S ("NCH"), formerly known as Choice Hotels Scandinavia. As of December 31, 2011, NCH had 160 open properties in its development territory, which includes Denmark, Norway and Sweden on an exclusive basis and Estonia, Finland, Iceland, Latvia and Lithuania on a non-exclusive basis. The Company’s master franchise agreement with NCH grants rights to the Comfort, Quality, Sleep and Clarion brand and expires in 2023. Through a separate agreement signed in 2010, we have also granted NCH limited rights to franchise Ascend Collection Hotels in its territory.
Japan. The Company conducts its operations in Japan through a master franchise relationship with Choice Hotels Japan Co. Ltd (“CHJ”). CHJ possesses exclusive rights to develop the Comfort and Quality brands and non-exclusive rights to the Sleep and Clarion brands. The Company’s master franchise agreement with CHJ expires in 2014 with CHJ possessing a conditional option to renew the agreement one time for an additional term of ten years. As of December 31, 2011, CHJ had 52 open properties.
Continental Europe. The Company conducts franchising operations in continental Europe through two wholly-owned subsidiaries, Choice Hotels Franchise GmbH and Choice Hotels France SAS in the Czech Republic, France, Germany, Italy, Portugal and Switzerland. At December 31, 2011, the Company’s subsidiaries had 204 properties open and operating in continental Europe.
Ireland. In August 2007, the Company entered into a ten year master franchising agreement with Ireland-based Cordelle Enterprises, doing business as Choice Hotels Ireland (“CHR”), for the exclusive right to develop our Clarion, Quality and Comfort brands in Ireland and Northern Ireland. Prior to acquiring the master franchising rights directly from the Company, CHR operated the Company’s brands under an area representative agreement with The Real Hotel Company PLC ("RHC"), which previously held the master franchise rights in Ireland. The master franchise agreement with CHR expires in 2022. As of December 31, 2011, CHR had 10 properties open and operating.
United Kingdom. In 2007, the Company entered into a definitive agreement with RHC to transfer United Kingdom franchising operations, which were previously operated under a master franchise agreement with RHC, to the Company on January 31, 2008. On that date, the master franchise agreement was terminated and the existing franchise agreements were assigned to a wholly-owned subsidiary, Choice Hotels Licensing B.V. (“Choice BV”). At December 31, 2011, the Company’s subsidiary had 39 properties open and operating in the United Kingdom.
Canada. We conduct our operations in Canada for all of our brands except Cambria Suites, MainStay Suites and Suburban Extended Stay Hotel through Choice Hotels Canada Inc. (“CHC”) a joint venture owned 50% by us and 50% by InnVest Management Holdings Ltd. CHC is one of the largest lodging organizations in Canada with 303 of our franchised properties open and operating as of December 31, 2011. The Company conducts direct franchising operations for its extended stay and Cambria Suites brands in Canada through its wholly-owned subsidiary, Choice Hotels International Licensing ULC, and had four properties open and operating at December 31, 2011.
India. Prior to 2010, the Company had a 40% equity interest in our master franchisee, Choice Hospitality (India) Ltd (“CHN”). In the first quarter of 2010, we acquired the remaining 60% ownership interest in CHN. Prior to our acquisition, CHN conducted franchising operations for our Quality, Comfort, Clarion and Sleep brands in the Republics of India, Sri Lanka, Maldives and the Kingdom of Nepal under a master franchise agreement. In connection with our acquisition, CHN was converted into a private company, Choice Hospitality (India) Private Ltd, the master franchise agreement was terminated and all future franchise development rights possessed by CHN reverted to Choice BV. Choice BV now acts as the franchisor of our Comfort, Quality and Sleep brands in India. Furthermore, Choice BV entered into a 20-year master franchise agreement with Inovoa Hotels and Resorts Private Limited (“IHR”) to franchise our Clarion brand in India. As of December 31, 2011, Choice BV/CHN and IHR had 25 and 2 properties open and operating, respectively.
Australasia. The Company conducts direct franchising operations in Australia, New Zealand, Singapore and Papau New Guinea through a wholly-owned subsidiary, Choice Hotels Australasia Pty. Ltd. (“CHA”). As of December 31, 2011, CHA had 275 franchised properties open and operating in Australasia.
Mexico. The Company’s wholly-owned subsidiary Choice Hotels Mexico S. de R.L. de C.V. (“CHM”) conducts direct franchising operations in Mexico on behalf of Choice BV, which acts as the franchisor in Mexico. CHM is focused on establishing Clarion, Quality, Sleep and Comfort brands through conversion of hotels in Mexico. At December 31, 2011, the Company’s subsidiary had 23 properties open and operating.
South America. We conduct our operations in Brazil and certain other South American territories through a non-exclusive master franchise relationship with Atlantica Holdings International, Ltd. (“Atlantica”). As of December 31, 2011, Atlantica had 60 open properties in its development territory, which in addition to Brazil includes Argentina, Chile and Uruguay. The Company’s master franchise agreement with Atlantica grants rights to the Comfort, Quality, Sleep and Clarion brands. The agreement was executed in 2001 and has a term of twenty years with certain rights by both parties to terminate the contract on the 15th anniversary.
Central America. We conduct our operations in certain Central American territories through an exclusive master franchise relationship with Real Hotels and Resorts, Inc. (“Real”). As of December 31, 2011, Real had 15 open properties in its development territory which consists of Costa Rica, Dominican Republic, El Salvador, Guatemala, Honduras, Nicaragua and Panama. The Company’s master franchise agreement with Real grants rights to the Comfort, Quality, Sleep and Clarion brands. The agreement was executed in 1994 and has a term of twenty years. Through a separate agreement signed in 2011, we have also granted Real limited non-exclusive rights to franchise Ascend Collection hotels in Costa Rica, Honduras and Panama.
Other International Relationships. We also have non-exclusive master development and area representative arrangements in place with local hotel management and franchising companies doing business in China. In addition, the Company has direct franchise relationships with properties in Malaysia and Jordan.

The following table summarizes Choice’s non-domestic franchise system as of December 31, 2011:

	Comfort	Comfort Suites	Quality	Clarion	Sleep	Ascend	Mainstay	Suburban	Econo Lodge	Rodeway	Total
Australia	133	—	70	17	—	—	—	—	18	—	238
Canada	—	—	—	—	—	—	2	2	—	—	4
Czech Republic	—	—	—	7	—	—	—	—	—	—	7
France	83	1	35	8	—	—	—	—	—	—	127
Germany	18	—	17	4	—	—	—	—	—	—	39
India	12	—	13	—	—	—	—	—	—	—	25
Italy	5	—	11	4	—	—	—	—	—	—	20
Jordan	—	—	1	—	—	—	—	—	—	—	1
Malaysia	—	—	1	—	—	—	—	—	—	—	1
Mexico	9	—	13	—	1	—	—	—	—	—	23
New Zealand	14	—	14	5	—	—	—	—	3	—	36
Portugal	4	—	2	1	—	—	—	—	—	—	7
Singapore	—	—	1	—	—	—	—	—	—	—	1
Switzerland	4	—	—	—	—	—	—	—	—	—	4
United Kingdom	20	—	16	3	—	—	—	—	—	—	39
Direct Franchise Agreements	302	1	194	49	1	—	2	2	21	—	572
Brazil	19	7	25	3	6	—	—	—	—	—	60
Canada*	149	3	78	9	2	5	—	—	54	3	303
China	2	1	—	—	—	—	—	—	—	—	3
Costa Rica	—	—	1	—	1	1	—	—	—	—	3
Denmark	1	—	1	3	—	—	—	—	—	—	5
Dominican Republic	—	—	1	1	—	—	—	—	—	—	2
El Salvador	3	—	1	1	—	—	—	—	—	—	5
Estonia	—	—	—	1	—	—	—	—	—	—	1
Guatemala	—	—	—	1	—	—	—	—	—	—	1
Honduras	—	—	—	4	—	—	—	—	—	—	4
India	—	—	—	2	—	—	—	—	—	—	2
Ireland	—	—	3	7	—	—	—	—	—	—	10
Japan	50	—	2	—	—	—	—	—	—	—	52
Latvia	—	—	—	1	—	—	—	—	—	—	1
Norway	17	—	40	25	—	1	—	—	—	—	83
Sweden	11	—	24	31	—	4	—	—	—	—	70
Master Franchise Agreements	252	11	176	89	9	11	—	—	54	3	605
Total Number of Properties	554	12	370	138	10	11	2	2	75	3	1,177
____________________________

*	The Company has made an equity investment in this master franchisor.

The following table presents key worldwide system size statistics as of and for the year ended December 31, 2011:

	Open and Operational		Approved for Development
	Hotels	Rooms	Hotels	Rooms	Additions	Repositionings	Terminations
Comfort	1,953	149,752	94	6,894	76	(21)	(88)
Comfort Suites	628	49,379	98	7,263	13	(1)	(19)
Quality	1,417	129,701	58	4,596	100	16	(88)
Ascend Collection	63	6,120	15	1,466	22	—	(1)
Clarion	327	45,245	25	3,916	38	(3)	(28)
Sleep Inn	404	29,654	56	3,555	8	(4)	(8)
MainStay Suites	42	3,311	31	2,445	5	—	(1)
Econo Lodge	872	52,801	33	1,992	65	1	(42)
Rodeway Inn	391	21,742	24	1,436	25	12	(35)
Suburban	62	7,285	25	2,136	4	—	(6)
Cambria Suites	19	2,215	31	3,976	—	—	(4)
Totals	6,178	497,205	490	39,675	356	—	(320)

Franchise Sales
Brand growth is important to our business model. We have identified key market areas for hotel development based on supply/demand relationships and our strategic objectives. Development opportunities are typically offered to: (i) existing franchisees; (ii) developers of hotels; (iii) owners of independent hotels and motels; (iv) owners of hotels leaving other franchisors’ brands; and, (v) franchisees of non-hotel related products such as restaurants.
Our franchise sales organization is structured to support the Company’s efforts to leverage its core strengths in order to take advantage of opportunities for further growth. The franchise sales organization employs both sales managers as well as franchise sales directors. This organization emphasizes the benefits of affiliating with the Choice system, our commitment to improving hotel profitability, our central reservation delivery services, our training and support systems (including our proprietary property management systems) and our Company’s track record of growth and profitability to potential franchisees. Franchise sales directors are assigned to specific brands to leverage their brand expertise to enhance product consistency and deal flow. Our sales managers ensure each prospective hotel is placed in the appropriate brand, facilitate teamwork and information sharing amongst the sales directors and provide better service to our potential franchisees. The structure of this organization supports the Company’s efforts to leverage its core strengths in order to take advantage of opportunities for further growth. Integrating our brands and strategies allow our brand teams to focus on understanding, anticipating and meeting the unique needs of our customers.
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
Investment, Financing and Guaranty Franchisee Support
Our board of directors previously authorized us to enter into programs which permit us to offer financing, investment, and guaranty support to qualified franchisees as well as to acquire and resell real estate to incent franchise development for certain brands in strategic markets. We expect to opportunistically deploy capital over the next several years and our annual investment in these programs will be dependent on market and other conditions.

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
Either party to our standard domestic franchise agreement can terminate the agreement prior to the conclusion of the agreement’s term under certain circumstances, such as upon designated anniversaries of the agreement. Early termination options give us flexibility in eliminating or re-branding properties for reasons other than contractual failure by the franchisee. This allows us the opportunity to strengthen our brand portfolio in various markets by replacing weaker performing hotels. We also have the right to terminate a franchise agreement if a franchisee fails to bring the property into compliance with contractual or quality standards within specified periods of time. The franchise agreements also typically contain liquidated damage provisions which represent a fair measure of compensation that our franchisee and we agree should be paid to us upon a specific breach of the franchise agreement. Master franchise agreements typically contain provisions permitting us to terminate the agreement for failure to meet a specified development schedule.
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
Franchise agreements are individually negotiated and vary among the different Choice brands and franchises, but generally are competitive with the industry average within their market group. Franchise fees usually have three primary components: an initial, one-time affiliation fee; a royalty fee; and a marketing and reservation system fee. In prior years, the Company’s standard franchise agreements contained a separate marketing and reservation fee for the Cambria Suites, Comfort, Quality, Clarion and Sleep Inn brands. Since 2007, the Company's standard franchise agreements has combined these two fees into one System Fee which is used to fund both the Company’s marketing and reservation activities that support all of the Choice brands. Our standard franchise fees are as follows:
QUOTED FEES BY BRAND AS OF DECEMBER 31, 2011

Brand	Initial Fee Per Room/Minimum	Royalty Fees	Combined Marketing and Reservation System Fee
Cambria Suites	500/$60,000	5.00%	4.00%
Comfort Inn	500/$50,000	5.65%	3.85%
Comfort Suites	500/$50,000	5.65%	3.85%
Quality Inn	300/$35,000	4.65%	3.85%
Quality Suites	300/$50,000	4.65%	3.85%
Ascend Collection	375/$30,000	4.00%	2.50%
Clarion	300/$40,000	4.25%	3.25%
Sleep Inn	300/$40,000	4.65%	3.85%
MainStay Suites	300/$30,000	5.00%	2.50%
Econo Lodge	250/$25,000	4.50%	3.50%
Rodeway Inn	125/$10,000	(1)	(2)
Suburban Extended Stay Hotel	225/$30,000	5.00%	2.50%

____________________________

(1)	Royalty rate is $31.00 per room per month with an estimated annual minimum fee between $12,500 and $25,000 per property.

(2)	Combined marketing and reservation system fees are $19.00 per room per month with an estimated annual minimum fee between 12,500 and $20,000 per property.
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
Central Reservation System (“CRS”). On average, approximately one-third of the gross room revenue booked at domestic franchised properties is reserved through our central reservation system, which consists of our toll-free telephone reservation system, our proprietary internet site, mobile phone reservation applications, interfaces with global distribution systems, and other internet reservations sites. Our toll-free telephone reservation system utilizes a combination of company operated as well as third party call center service providers. Reservation agents trained on the reservation system can match each caller with a Choice-branded hotel meeting the caller’s needs. Our CRS provides a data link to our franchised properties as well as to airline reservation systems such as Amadeus, Galileo, SABRE and Worldspan that facilitate the reservation process for travel agents. We also offer our rooms for sale on our own proprietary internet site (www.choicehotels.com) as well as those of other travel companies.
We also operate a call forwarding program through which our franchisees can leverage our central reservation system capabilities by forwarding reservation calls received directly by the property to one of our reservation centers. Typically, this reduces the hotel’s front desk staffing needs, improves customer service and results in a higher average daily rate than reservations booked directly through the property.
We continue to implement our integrated reservation and distribution strategy to improve reservations delivery, reduce franchisee costs and improve franchisee satisfaction by enhancing our website, choicehotels.com. We also design our marketing campaigns to drive reservation traffic directly to our proprietary channels to minimize the impact that third party reservation sites may have on the pricing of our inventory. In addition, we have introduced programs such as our Best Internet Rate Guarantee program which has greatly reduced the ability of the travel intermediaries to undercut the published rates at our hotels. We do selectively distribute our inventory to key third party travel intermediaries that we have established agreements with to drive additional business to the Company and its brands. These agreements typically offer our brands preferred placement on these third party sites at reduced transaction fees. We also continue to educate our individual franchisees about the unfavorable impact to their business of contracting with sites with which we do not have preferred agreements. We currently have agreements with many but not all major online third party sites.
Property Management Systems. Our proprietary property and yield management systems, Profit Manager by Choice Hotels and choiceADVANTAGE, are designed to help franchisees maximize profitability and compete more effectively by managing their room inventory, rates and reservations. These systems synchronize each hotel’s inventory with our central reservation system, giving our reservation sales agents last room sell capabilities at every hotel. Our property management systems include a revenue management feature that calculates and suggests optimum rates based on each hotel’s past performance and projected occupancy. These tools are critical to business delivery and yield improvement as they facilitate a franchisees’ ability to effectively manage hotel operations, determine appropriate rates, drive occupancy and participate in our marketing programs. As a pure web-based solution, the choiceADVANTAGE system reduces each hotel’s investment in on-site computer equipment resulting in a lower total cost of ownership for property management systems. As a result, new hotels to our system are utilizing choiceADVANTAGE and the Company is currently in the process of migrating all existing hotels utilizing the Profit Manager system to choiceADVANTAGE. This process is expected to be completed over the next year.
Brand Name Marketing and Advertising. Our marketing and advertising programs are designed to heighten consumer awareness and preference for our brands as offering the greatest value and convenience in the lodging categories in which we compete. Marketing and advertising efforts include national television, internet and radio advertising, on-line advertising, print advertising in consumer and trade media and promotional events, including joint marketing promotions with qualified vendors and corporate partners. We also actively seek to maximize our presence on the internet by purchasing key search related terms from the various search engine providers to ensure that our hotels are prominently displayed to all potential guests.
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
We operate a loyalty program, Choice Privileges, for all of the Choice brands to attract and retain travelers by rewarding frequent stays with points towards free hotel stays and other rewards. Choice Privileges participants earn points redeemable for free stays in Choice brand properties. The Company also offered guests the ability to earn airline miles for qualifying stays redeemable for flights with various airline partners as well as redeem points for gift certificates at participating retailers. These programs allow us to conduct lower cost, more targeted marketing campaigns to our consumers, deliver incremental business to our franchised hotels and is an important selling point for our franchise sales personnel. Choice Privileges members contribute over a quarter of the Company’s domestic gross room revenues and the program had more than 14.1 million members worldwide as of December 31, 2011. Growing the membership of the Choice Privileges program will continue to be a focus of the Company.
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
Quality Assurance Programs. Consistent quality standards are critical to the success of a hotel franchise. We have established quality standards for all of our franchised brands that cover housekeeping, maintenance, brand identification and minimum service offerings. We inspect properties for compliance with our quality standards when application is made for admission to the franchise system. The compliance of existing franchisees with quality standards is monitored through scheduled and unannounced quality assurance reviews conducted periodically at the property and through the use of guest surveys. Properties that fail to maintain a minimum score are reinspected on a more frequent basis until deficiencies are cured, or until such properties are terminated. To encourage compliance with quality standards, various brand-specific incentives and awards are used to reward franchisees that maintain consistent quality standards. We identify franchisees whose properties operate below minimum quality standards and assist them to comply with brand specifications. Franchisees who fail to improve on identified quality matters may be subject to consequences ranging from written warnings, the payment of re-inspection fees, attendance at mandatory training programs and ultimately to the termination of the franchise agreement. Actual consequences, if any, are determined in the Company’s discretion on a case-by-case basis and may take into account a variety of factors apart from a franchisee’s level of compliance with our quality standards and brand specifications.
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
Opening Services. We maintain an opening services department who ensure that incoming hotels meet or exceed brand standards and to ensure that each incoming hotel opens successfully. We also maintain a design and construction department to assist franchisees in refurbishing, renovating, or constructing their properties prior to or after joining the system. Department personnel assist franchisees in meeting our brand specifications by providing technical expertise and cost-savings suggestions.
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
We expect to benefit in the form of increased franchise fees from future growth in consumer demand for hotel rooms as well as growth in the supply of hotel rooms, to the extent it does not result in excess lodging industry capacity. However, a prolonged decline in demand for hotel rooms would negatively impact our business.

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
Employees
We employed approximately 1,431 people in our domestic operations as of February 15, 2012. None of our employees are represented by unions or covered by collective bargaining agreements. We consider our relations with our employees to be good.

EXECUTIVE OFFICERS OF CHOICE HOTELS INTERNATIONAL, INC.
The name, age, title, present principal occupation, business address and other material occupations, positions, offices and employment of each of the executive officers of the Company as of December 31, 2011 are set forth below. The business address of each executive officer is 10750 Columbia Pike, Silver Spring, Maryland 20901.

Name	Age	Position
Stewart W. Bainum, Jr.	65	Chairman of the Board of Directors
Stephen P. Joyce	51	President and Chief Executive Officer
David L. White	43	Senior Vice President, Chief Financial Officer & Treasurer
Bruce N. Haase*	50	Executive Vice President, Global Brands, Marketing & Operations
Patrick S. Pacious	45	Executive Vice President, Global Strategy, Distribution & Technology
David A. Pepper	44	Senior Vice President, Global Development
Patrick J. Cimerola	43	Senior Vice President, Human Resources and Administration
Scott E. Oaksmith	40	Controller
* Effective January 31, 2012, Mr. Haase no longer serves as an Executive Officer of the Company
Stewart Bainum, Jr. Director from 1977 to 1996 and since 1997. Chairman of the Board of Choice Hotels from March 1987 to November 1996 and since October 1997; Chairman of the Board of Realty Investment Company, Inc. since December 2005; Chairman of the Board of Sunburst Hospitality Corporation since November 1996. He was a director of Manor Care, Inc. from September 1998 to September 2002, serving as Chairman from September 1998 until September 2001. From March 1987 to September 1998, he was Chairman and Chief Executive Officer of Manor Care, Inc. He served as President of Manor Care of America, Inc. and Chief Executive Officer of ManorCare Health Services, Inc. from March 1987 to September 1998, and as Vice Chairman of Manor Care of America, Inc. from June 1982 to March 1987.
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
Patrick S. Pacious. Executive Vice President, Global Strategy, Distribution & Technology since February 2011. He was Senior Vice President Corporate Strategy and Information Technology from August 2009 to February 2011. He was Senior Vice President, Corporate Development and Strategy from December 2007 to August 2009. He was Vice President, Corporate Development and Innovation from May 2006 to December 2007 and was Senior Director of Corporate Strategy from July 2005 to May 2006. Prior to joining the Company, he was employed by Bearingpoint Inc. as a Senior Manager from 2002 until 2005 and Arthur Andersen Business Consulting LLP as a Senior Manager from 1996 until 2002.
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

•	increases in the cost of human capital, energy, healthcare, insurance and other operating expenses resulting in lower operating margins;

•	the financial condition of franchisees and travel related companies;

•	franchisors’ ability to develop and maintain positive relations with current and potential franchisees; and

•	changes in exchange rates or sustained recessionary periods in the United States (affecting domestic travel) and internationally could also unfavorably impact future results.
Acquisition and development of new brands and markets.
On an on-going basis, we consider acquisitions of new brands that complement our current portfolio of brands as well as expansion of our brands in international markets. In many cases, we will be competing for these opportunities with third parties who may have substantially greater financial resources or different or lower acceptable financial metrics than we do. There can be no assurance that we will be able to identify acquisition candidates, acceptable new markets or complete transactions on commercially reasonable terms or at all. If transactions are consummated or new markets entered, there can be no assurance that any anticipated benefits will actually be realized. Similarly, there can be no assurance that we will be able to obtain additional financing for acquisitions or investments, or that the ability to obtain such financing will not be restricted by the terms of our debt agreements.
We have recently developed and launched additional hotel brands, such as Cambria Suites and Ascend Collection, and may develop and launch additional brands in the future. In addition, we plan to expand the distribution of existing brands in certain international markets. There can be no assurance regarding the level of acceptance of these brands in the development and consumer marketplaces, that costs incurred to develop the brands or expand in international markets (including advances for system services we provide) will be recovered or that the anticipated benefits from these new brands or markets will be realized.
We are subject to risks relating to acts of God, terrorist activity, epidemics and war.
Our financial and operating performance may be adversely affected by acts of God, such as natural disasters and/or pandemics, epidemics, terrorist activities and acts of war affecting locations where we have a high concentration of franchisees and areas of the world from which our franchisees draw a large number of guests. Some types of losses, such as from terrorism and acts of war, may be either uninsurable or too expensive to justify insuring against. Should an uninsured loss or a loss in excess of insured limits occur, our results from operations and financial condition may be adversely affected.
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
We compete with other lodging companies for franchisees. As a result, the terms of new franchise agreements may not be as favorable as our current franchise agreements. For example, competition may require us to reduce or change fee structures, make greater use of financial incentives such as loans and guarantees to acquire franchisees and/or reduce the level of property improvements required before operating under their brand names. This could potentially impact our margins negatively. New competition may also emerge using different business models with a lesser reliance on franchise fees. In addition, an excess supply of hotel rooms or unfavorable borrowing conditions may discourage potential franchisees from expanding or constructing new hotels, thereby limiting a source of growth of the franchise fees received by us.
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
We may have disputes with the owners our franchised hotels or their representative franchisee associations.
Our responsibilities under our franchise agreements may be subject to interpretation and may give rise to disagreements in some instances. Such disagreements may be more likely when hotel returns are depressed as a result of economic conditions. We seek to resolve any disagreements in order to develop and maintain positive relations with current and potential hotel owners as well as their representative franchisee associations; however, failure to resolve such disagreements could result in litigation with outcomes that may be adverse to our economic interests.
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

•	securing required governmental permits.

•	our ability to continue to enhance our reservation, operational and service delivery systems to support additional franchisees in a timely, cost-effective manner;

•	our formal impact policy, which offers franchisees protection from the opening of a same-brand property within a specified distance;

•	the effectiveness and efficiency of our development organization;

•	our failure to introduce new brands that gain market acceptance;

•	our dependence on our independent franchisees’ skills and access to financial resources necessary to open the desired number of hotels; and

•	our ability to attract and retain qualified domestic and international franchisees.
In addition, we are currently planning to expand our international operations in many of the markets where we currently operate and in selected new markets. This may require considerable management time as well as start-up expenses for market development before any significant revenues and earnings are generated. Operations in new foreign markets may achieve low margins or may be unprofitable, and expansion in existing markets may be affected by local economic and market conditions. Therefore, as we expand internationally, we may not experience the operating margins we expect, our results of operations may be negatively impacted and our stock price may decline.
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
Our growth strategy relies on the ability of our franchisees to expand or open new franchises and to operate those franchises on a profitable basis. Delays or failures in opening new locations could materially and adversely affect our planned growth. During periods of credit market instability or when real estate values decline, credit and liquidity concerns increase as well as loan default rates. As a result, lenders will reduce their willingness to make new loans and tighten their credit requirements. Many of our franchisees depend on the availability of financing to refinance existing indebtedness, to expand and or renovate existing locations or construct and open new hotels. If our franchisees experience difficulty in obtaining adequate financing for these purposes, our growth strategy and franchise revenues may be adversely affected during these periods.
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
Development activities that involve our investment in real estate to stimulate the development of new brands may result in exposure to losses
The Company has recently begun a program to identify real estate for potential developers to acquire and be utilized for Cambria Suites development. The Company’s intent is to identify potential development sites so that developers may acquire the site and commence construction of a Cambria Suites. However, in certain circumstances, the Company has acquired the real estate prior to identifying a potential developer for the project. As a result, we are subject to the investment risk that we would not otherwise be exposed to as a franchisor. In particular, we face specific risks stemming from (1) our ability to assess the fair market value of the real estate; (2) the location’s suitability for development as a Cambria Suites; (3) the availability of zoning or other local approvals needed for development; and (4) the availability and pricing of capital. Although we actively seek to minimize these risks prior to acquiring real estate, there is no assurance that we will be able to recover the costs of our investments in which case we will experience losses which could be material.

Investing through joint ventures decreases our ability to manage risk

We have from time to time invested, and expect to continue to invest in real estate and other hospitality related joint ventures. Joint venturers often have shared control over the operation of the joint venture assets and therefore these investments may involve risks such as the possibility that the co-venturer in an investment might become bankrupt or not have the financial resources to meet its obligations, or have economic or business interests or goals that are inconsistent with our business interests or goals. Consequently, actions by a co-venturer might subject us to additional risk or result in actions that are inconsistent with our business interests or goals.
Under certain circumstances our franchisees may terminate our franchise contracts.
We franchise hotels to third parties pursuant to franchise agreements. These agreements may be terminated, renegotiated or expire but typically have an initial term of either 10 or 20 years. These agreements also typically contain provisions permitting either party to terminate the franchise agreement after five, ten or fifteen years under certain circumstances and depending on the particular hotel brand that is licensed to the franchisee. While our franchise agreements provide for liquidated damages to be paid to us by franchisees whose agreements have been terminated as the result of a violation of the provisions of the agreement, these damage amounts are typically less than the fees we would have received if the terminated franchisee fulfilled its contractual obligations. In addition, there can be no assurance that we will be able to replace expired or terminated franchise agreements, or that the provisions of renegotiated or new agreements will be as favorable as the provisions that existed before such expiration, replacement or renegotiation. As a result, our revenues could be negatively impacted.

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
The hotel industry is highly competitive. Competition for hotel guests is based primarily on the level of service, quality of accommodations, convenience of locations and room rates. Our franchisees compete for guests with other hotel properties in their geographic markets. Some of their competitors may have substantially greater marketing and financial resources than our franchisees, and they may construct new facilities or improve their existing facilities, reduce their prices or expand and improve their marketing programs in ways that adversely affect our franchisees' operating results and financial condition. In addition, the ability of our franchisees to compete for guests directly impacts the desirability of our brands to current and prospective franchisees.
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
The Company is obligated to use the system fees it collects from the current franchisees comprising its various hotel brands to provide system services, such as marketing and reservations services, appropriate to fulfill our obligations under the Company’s franchise agreements. In discharging our obligation to provide sufficient and appropriate system services, the Company has the right to expend funds in an amount reasonably necessary to ensure the provision of such services, regardless of whether or not such amount is currently available to the Company for reimbursement. As a result, expenditures for system services by the Company in excess of available system fees are recorded as receivables in the Company’s financial statements.
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
Our franchisees may fail to make investments necessary to maintain or improve their properties, preference for our brands and our reputation could suffer and our franchise agreements with these franchisees could terminate.
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
A significant percentage of hotel rooms are booked through internet travel intermediaries. If such bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from our franchisees or us. Moreover, some of these internet travel intermediaries are attempting to commoditize hotel rooms, by increasing the importance of price and general indicators of quality at the expense of brand identification. These intermediaries hope that consumers will eventually develop brand loyalties to their reservations systems rather than to our lodging brands and our existing distribution channels. If this happens, our business and profitability may be significantly harmed. We have established agreements with many key third party websites to limit transaction fees for hotels but we currently do not have agreements with several large internet travel intermediaries. We have also introduced a "Best Internet Rate Guarantee" to reduce the ability of intermediaries to undercut the published rates at our hotels. However, there can be no assurance that current margins or levels of utilization associated with either our online or contact center distribution channels will not decrease in the face of such competition. In addition, there can be no assurance that we will be able to renegotiate these agreements, upon their expiration, with terms as favorable as the provisions that existed before such expiration, replacement or renegotiation.
We are dependent upon our ability to attract and retain key officers and other highly qualified personnel.
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
We have franchised properties open and operating in over 30 countries and territories outside of the United States. We also have investments in foreign hotel franchisors. International operations generally are subject to greater political and other risks than those affecting United States operations. In certain countries, these risks include the risk of war or civil unrest, expropriation and nationalization. In addition, the laws of some international jurisdictions do not adequately protect our intellectual property and restrict the repatriation of non-United States. earnings. Various international jurisdictions also have laws limiting the right and ability of non-United States entities to pay dividends and remit earnings to affiliated companies unless specified conditions have been met. In addition, revenues from international jurisdictions typically are earned in local currencies, which subjects us to risks associated with currency fluctuations. Currency devaluations and unfavorable changes in international monetary and tax policies could have a material adverse effect on our profitability and financing plans, as could other changes in the international regulatory climate and international economic conditions. We intend to continue to expand internationally, which would make the risks related to our international operations more significant over time.
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

Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to, among other things:

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
The concentration of share ownership by our directors and affiliates allows them to substantially influence the outcome of matters requiring shareholder approval. As a result, acting together, they may be able to control or substantially influence the outcome of matters requiring approval by our shareholders, including the elections of directors and approval of significant corporate transactions, such as mergers, acquisitions and equity compensation plans.
Government franchise and tax regulation could impact our business.
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
The determination of our worldwide provision for income taxes and other tax liabilities requires estimation and significant judgment and there are many transactions and calculations where the ultimate tax determination is uncertain. Like many other multinational corporations, we are subject to tax in multiple United States and foreign tax jurisdictions and have structured our operations to reduce our effective tax rate. Our determination of our tax liability is always subject to audit and review by applicable domestic and foreign tax authorities. Any adverse outcome of any such audit or review could have a negative effect on our business, operating results and financial condition, and the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.
In addition, recent economic downturns have reduced tax revenues for United States federal and state governments and as a result proposals to increase taxes from corporate entities are being considered at various levels of government. Among the options have been a range of proposals included in the tax and budget policies recommended to the United States Congress by the United States Department of the Treasury to modify the federal tax rules related to the imposition of United States federal corporate income taxes for companies operating in multiple United States and foreign tax jurisdictions. If such proposals are enacted into law, this could increase our effective tax rate.
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
We cannot predict with certainty the cost of defense, the cost of prosecution or the ultimate outcome of litigation filed by or against us, including, remedies or damage awards. This litigation may involve, but is not limited to, actions or negligence by franchisees outside of our control. Our franchise agreements provide that we are not liable for the actions of our franchisees; however, there is no guarantee that we would be insulated from liability in all cases.

We and our franchisees are reliant upon technology and the disruption or malfunction in our information systems could adversely affect our business.
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
Information technology systems that we rely upon are also vulnerable to damage or interruption from:

•	earthquakes, fires, floods and other natural disasters;

•
power losses, computer systems failures, internet and telecommunications or data network failures, service provider negligence, improper operation by or supervision of employees, user error, physical and electronic losses of data and similar events; and

•	computer viruses, penetration by individuals seeking to disrupt operations or misappropriate information and other breaches of security.
The hospitality industry is under increasing attack by cyber-criminals in the United States and other jurisdictions in which we operate. These attacks can be deliberate attacks or unintentional events that could cause interruptions or delays in our business, loss of data, or render us unable to process reservations. Accordingly, an extended interruption in the ability of any system to function could significantly curtail, directly and indirectly, our ability to conduct our business and generate revenue.
We seek to minimize the impact of these attacks through various technologies, processes and practices designed to protect our networks, systems, computers and data from attack, damage or unauthorized access. However, there are no guarantees that our cyber-security practices will be sufficient to thwart all attacks. While we carry property and business operation interruption insurance, we may not be sufficiently compensated for all losses we may incur. These losses include not only a loss of revenues but also potential reputational damage to our brands and litigation, fines or regulatory action against us. Furthermore, the Company may also incur substantial remediation costs to repair system damage as well as satisfy liabilities for stolen assets or information that may further reduce our profits.
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
Our business requires the collection and retention of large volumes of internal and customer data, including credit card numbers and other personally identifiable information of our employees and customers as such information is entered into, processed, summarized, and reported by the various information systems we use. The integrity and protection of that customer, employee, and company data is critical to us. Our customers have a high expectation that we will adequately protect their personal information, and the regulatory environment surrounding information security and privacy is increasingly demanding, both in the United States and in the international jurisdictions in which we operate. If the Company fails to maintain compliance with the various United States. and international laws and regulations applicable to the protection of such data or with the Payment Card Industry (“PCI”) data security standards, the Company’s ability to process such data could be adversely impacted and expose the Company to fines, litigation or other expenses or sanctions.
Changes in privacy law could adversely affect our ability to market our products effectively.
We rely on a variety of direct marketing techniques, including telemarketing, email, marketing and postal mailings. Any future restrictions in laws such as Telemarketing Sales Rule, CANSPAM Act, and various United States state laws, or new federal laws regarding marketing and solicitation or international data protection laws that govern these activities could adversely affect the continuing effectiveness of telemarketing, email and postal mailing techniques and could force changes in our marketing strategies. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could impact the amount and timing of our revenues. We also obtain access to potential customers from travel service providers and other companies with whom we have substantial relationships and market to some individuals on these lists directly or by including our marketing message in the other company’s marketing materials. If access to these lists was prohibited or otherwise restricted, our ability to develop new customers and introduce them to our products could be impaired.
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
Our principal executive offices are located at 10750 Columbia Pike, Silver Spring, MD 20901. The offices are leased from a third party. We lease one office building and own a second office building in Phoenix, AZ, which houses our reservation and property systems’ information technology operations. The Company owns a reservation center in Grand Junction, CO. We also lease office space in Australia, England, Canada, Germany, Italy, France, India and Mexico and Chevy Chase, Maryland. During the year ended December 31, 2011, the Company entered into a new lease agreement to move its principal executive offices to Rockville, MD and expects to relocate its principal office to this new location during 2013. Management believes that the Company’s existing properties are sufficient to meet its present needs and does not anticipate any difficulty in securing additional or alternative space, as needed, on terms acceptable to the Company.
We own three MainStay Suites hotels located in Brentwood, TN, Pittsburgh, PA and Greenville, SC. In addition, the Company owns various parcels of real estate held for sale to third-party developers for the potential development of Cambria Suites hotels in El Segundo, CA, Rockland MA, Plano, TX and Orlando, FL. In addition, during 2011, the Company entered into an 80.5 year ground lease with the state of Arizona for 2.5 acres of land for potential development of a Cambria Suites hotel.

Item 3.	Legal Proceedings.
The Company is not a party to any litigation other than routine litigation incidental to its business. The Company’s management does not expect that the outcome of any of its currently ongoing legal proceedings, individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations or cash flow.

Item 4.	Mine Safety Disclosures.

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The shares of the Company’s common stock are listed and traded on the New York Stock Exchange. The following table sets forth information on the high and low prices of the Company’s common stock and cash dividends declared per share for each quarterly period for the two most recently completed years.

QUARTERLY MARKET PRICE RANGE OF COMMON STOCK AND CASH DIVIDENDS DECLARED

	Market Price Per Share		Cash Dividends Declared Per Share
Quarters Ended	High	Low
2010
March 31,	$35.62	$30.61	$0.185
June 30,	$39.74	$30.12	$0.185
September 30,	$37.00	$29.25	$0.185
December 31,	$39.84	$35.64	$0.185
2011
March 31,	$41.30	$36.65	$0.185
June 30,	$41.42	$31.93	$0.185
September 30,	$34.86	$26.43	$0.185
December 31,	$39.43	$28.36	$0.185
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
As of February 15, 2012, there were 1,679 holders of record of the Company’s common stock.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table sets forth purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the year ended December 31, 2011.

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1),(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2011	—	$—	—	3,570,460
February 28, 2011	50,681	$39.82	—	3,570,460
March 31, 2011	4,614	$38.86	—	3,570,460
April 30, 2011	355	$38.23	—	3,570,460
May 31, 2011	8,377	$37.80	—	3,570,460
June 30, 2011	—	$—	—	3,570,460
July 31, 2011	511	$32.30	—	3,570,460
August 31, 2011	—	$—	—	3,570,460
September 30, 2011	746,925	$29.79	744,127	2,826,333
October 31, 2011	649,741	$32.31	649,651	2,176,682
November 30, 2011	78,240	$34.97	78,240	2,098,442
December 31, 2011	141,880	$35.87	141,880	1,956,562
Total	1,681,324	$31.89	1,613,898	1,956,562
____________________________

(1)
The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998 and has shares remaining under authorization. The program has no fixed dollar amount or expiration date.

(2)
During the year ended December 31, 2011, the Company redeemed 67,426 shares of common stock from employees to satisfy minimum tax-withholding requirements related to the vesting of restricted stock grants. These redemptions were not part of the board repurchase authorization.

STOCKHOLDER RETURN PERFORMANCE

The graph below compares the cumulative 5-year total return of holders of Choice Hotels International, Inc.'s common stock with the cumulative total returns of the NYSE Composite index and the S&P Hotels, Resorts & Cruise Lines index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2006 to December 31, 2011.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Choice Hotels International, Inc., The NYSE Composite Index
and the S&P Hotels, Resorts & Cruise Lines Index

*	$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved

	12/06	6/07	12/07	6/08	12/08	6/09	12/09	6/10	12/10	6/11	12/11
Choice Hotels International, Inc.	100.00	94.60	80.12	64.59	74.71	67.07	80.74	77.92	99.70	87.80	101.24
NYSE Composite	100.00	109.30	108.87	98.10	66.13	68.95	84.83	77.31	96.19	101.67	92.50
S&P Hotels, Resorts & Cruise Lines	100.00	99.97	87.58	69.39	45.44	52.54	70.81	73.32	108.54	96.58	87.64

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data.
Company results (in millions, except per share data)

	As of and for the year ended December 31,
	2007	2008	2009	2010	2011
Total Revenues	$615.5	$641.7	$564.2	$596.1	$638.8
Net Income	$111.3	$100.2	$98.3	$107.4	$110.4
Basic Earnings per Share	$1.72	$1.61	$1.64	$1.80	$1.86
Diluted Earnings per Share	$1.69	$1.59	$1.63	$1.80	$1.85
Total Assets	$328.4	$328.2	$340.0	$411.7	$447.7
Long-Term Debt	$272.4	$284.4	$277.7	$251.6	$252.0
Cash Dividends Declared Per Common Share	$0.64	$0.71	$0.74	$0.74	$0.74

Matters that affect the comparability of our annual results are as follows:

•	Net income in 2007 included termination benefit expense totaling $4.3 million resulting from the termination of certain employees. This represented a decline in diluted EPS of $0.04.

•
Net income in 2008 included expenses related to the acceleration of the Company’s management succession plan totaling $6.6 million, termination benefits for non-executive employees totaling $3.5 million and the establishment of reserves for impaired notes receivable totaling $7.6 million. These items represented a decline in diluted EPS of $0.18.

•
Net income in 2009 included termination benefits expense totaling $4.6 million, $1.2 million of additional expenses due to the curtailment of the Company’s Supplemental Executive Retirement Plan resulting from the freezing of benefits payable under the plan and a $1.5 million loss related to a sublease of office space and related impairment charges to the space’s leasehold improvements. These items represented a decline in diluted EPS of $0.08.

•
Net income in 2010 included termination benefits expense totaling $1.7 million resulting from the termination of certain employees. In addition, the Company’s income tax expense included an adjustment of $3.3 million to our deferred tax assets and the identification of $1.6 million of additional federal income tax benefits, partially offset by an increase of $1.6 million related to the identification of unrecognized tax positions. These items represented an increase in diluted EPS of $0.04.

•
Net income in 2011 was reduced by termination benefits totaling $4.4 million resulting from the termination of certain employees and a $1.8 million loss on assets held for sale resulting from the Company reducing the carrying amount of a parcel of land held for sale to its estimated fair value. In addition, the Company's income tax expense was reduced due to the identification of $1.4 million of changes in unrecognized tax positions and the identification of $2.8 million of additional federal tax benefits. Additionally, an adjustment to our current federal taxes payable of $1.4 million reduced our effective tax rate. These items represented a net increase in diluted EPS of $0.16.

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

Overview
We are a hotel franchisor with franchise agreements representing 6,178 hotels open and 490 hotels under construction, awaiting conversion or approved for development as of December 31, 2011, with 497,205 rooms and 39,675 rooms, respectively, in 49 states, the District of Columbia and over 35 countries and territories outside the United States. Our brand names include Comfort Inn, Comfort Suites, Quality, Clarion, Ascend Collection, Sleep Inn, Econo Lodge, Rodeway Inn, MainStay Suites, Suburban Extended Stay Hotel and Cambria Suites (collectively, the “Choice brands”).
The Company's domestic operations are conducted solely through direct franchising relationships while its international franchise operations are conducted through a combination of direct franchising and master franchising relationships. Master franchising relationships are governed by master franchising agreements which generally provide the master franchisee with the right to use our brands in a specific geographic region, usually for a fee.
Our business philosophy has been to conduct direct franchising in those international markets where both franchising is an accepted business model and we believe our brands can achieve significant distribution. We elect to enter into master franchise agreements in those markets where direct franchising is currently not a prevalent or viable business model. When entering into master franchising relationships, we strive to select partners that have professional hotel and asset management capabilities together with the financial capacity to invest in building the Choice brands in their respective markets. Master franchising relationships typically provide lower revenues to the Company as the master franchisees are responsible for managing certain necessary services (such as training, quality assurance, reservations and marketing) to support the franchised hotels in the master franchise area and therefore retain a larger percentage of the hotel franchise fees to cover their expenses. In certain circumstances, the Company has and may continue to make equity investments in our master franchisees.
As a result of our use of master franchising relationships and international market conditions, total revenues from international franchising operations comprised 9% and 8% of our total revenues in 2011 and 2010, respectively while representing approximately 19% of our franchise system hotels open at both December 31, 2011 and 2010. Therefore, our description of the franchise system is primarily focused on the domestic operations.
The Company previously had a 40% equity interest in Choice Hospitality (India) Ltd. (“CHN”) which it accounted for under the equity method of accounting. On January 8, 2010, the Company purchased the remaining 60% of CHN at which time it became a wholly-owned subsidiary. The pro forma results of operations as if CHN had been combined at the beginning of all periods presented, would not be materially different from the Company’s reported results for those periods. This transaction enabled Choice to continue its strategy of more closely directing the growth of our international franchise operations
Our Company generates revenues, income and cash flows primarily from initial, relicensing and continuing royalty fees attributable to our franchise agreements. Revenues are also generated from qualified vendor arrangements, hotel operations and other sources. The hotel industry is seasonal in nature. For most hotels, demand is lower in December through March than during the remainder of the year. Our principal source of revenues is franchise fees based on the gross room revenues of our franchised properties. The Company’s franchise fee revenues and operating income reflect the industry’s seasonality and historically have been lower in the first quarter than in the second, third or fourth quarters.
With a focus on hotel franchising instead of ownership, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our business provides opportunities to improve operating results by increasing the number of franchised hotel rooms and effective royalty rates of our franchise contracts resulting in increased initial and relicensing fee revenue; ongoing royalty fees and procurement services revenues. In addition, our operating results can also be improved through our company wide efforts related to improving property level performance. At December 31, 2011 the Company estimates, based on its current domestic portfolio of hotels under franchise, that a 1% change in revenue per available room (“RevPAR”) or rooms under franchise would increase or decrease royalty revenues by approximately $2.3 million and a 1 basis point change in the Company’s effective royalty rate would increase or decrease domestic royalties by approximately $0.5 million. In addition to these revenues, we also collect marketing and reservation system fees to support centralized marketing and reservation activities for the franchise system. As a lodging franchisor, Choice currently has relatively low capital expenditure requirements.
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
We are required by our franchise agreements to use the marketing and reservation system fees we collect for system-wide marketing and reservation activities. These expenditures, which include advertising costs and costs to maintain our central reservations system, help to enhance awareness and increase consumer preference for our brands. Greater awareness and preference promotes long-term growth in business delivery to our franchisees, which ultimately increases franchise fees earned by the Company.
Our Company articulates its mission as a commitment to our franchisees’ profitability by providing our franchisees with hotel franchises that strive to generate the highest return on investment of any hotel franchise. We have developed an operating system dedicated to our franchisees’ success that focuses on delivering guests to our franchised hotels and reducing costs for our hotel owners.
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
Historically, we have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. During the year ended December 31, 2011, the Company purchased 1.6 million shares of its common stock under the share repurchase program at an average price of $31.59 for a total cost of $51.0 million. Through December 31, 2011, we have repurchased 44.8 million shares (including 33.0 million prior to the two-for-one stock split affected in October 2005) of common stock at a total cost of $1.1 billion since the program’s inception. Considering the effect of the two-for-one stock split, the Company has repurchased 77.8 million shares at an average price of $13.73 per share. We currently believe that our cash flows from operations will support our ability to complete the repurchase of approximately 2.0 million shares remaining as of December 31, 2011 under the current stock repurchase authorization of the board of directors. Upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
During the year ended December 31, 2011, we paid cash dividends totaling approximately $43.7 million and we presently expect to continue to pay dividends in the future, subject to business performance, economic conditions, changes in income tax regulations and other factors. Based on our present dividend rate and outstanding share count, aggregate annual dividends for 2012 would be approximately $42.9 million.
Our board of directors previously authorized us to enter into programs which permit us to offer investment, financing and guaranty support to qualified franchisees as well as acquire and resell real estate to incent franchise development for certain brands in strategic markets. Recent market conditions have resulted in an increase in opportunities to incentivize development under these programs and as a result over the next several years, we expect to deploy capital opportunistically pursuant to these programs to promote growth of our emerging brands. The amount and timing of the investment in these programs will be dependent on market and other conditions. Our current expectation is that our annual investment in these programs will range from $20 million to $40 million. Notwithstanding these programs, the Company expects to continue to return value to its shareholders through a combination of share repurchases and dividends, subject to business performance, economic conditions, changes in income tax regulations and other factors.
We believe these value drivers, when properly implemented, will enhance our profitability, maximize our financial returns and continue to generate value for our shareholders. The ultimate measure of our success will be reflected in the items below.
Results of Operation: Royalty fees, operating income, net income and diluted earnings per share (“EPS”) represent key measurements of these value drivers. In 2011, royalty fees revenue totaled approximately $247.2 million, a 7% increase from 2010. Operating income totaled $171.9 million for the year ended December 31, 2011, a 7% increase from 2010. Net income for the year ended December 31, 2011 increased $3.0 million to $110.4 million and diluted EPS were $1.85 compared to $1.80 for the year ended December 31, 2010. These measurements will continue to be a key management focus in 2012 and beyond.

Refer to MD&A heading “Operations Review” for additional analysis of our results.
Liquidity and Capital Resources: Historically, the Company has generated significant cash flows from operations. In 2011 and 2010, net cash provided by operating activities was $134.8 million and $144.9 million, respectively. Since our business does not currently require significant reinvestment of capital, we typically utilize cash in ways that management believes provide the greatest returns to our shareholders which include share repurchases and dividends. However, we may determine to utilize more cash for acquisitions and other investments in the future. We believe the Company’s cash flow from operations and available financing capacity is sufficient to meet the expected future operating, investing and financing needs of the business.
Refer to MD&A heading “Liquidity and Capital Resources” for additional analysis.
Inflation: Inflation has been moderate in recent years and has not had a significant impact on our business.

Operations Review
Comparison of 2011 and 2010 Operating Results
The Company recorded net income of $110.4 million for the year ended December 31, 2011, a $3.0 million or 3% increase from the year ended December 31, 2010. The increase in net income for the year ended December 31, 2011 is primarily attributable to a $11.1 million or 7% increase in operating income and a lower effective income tax rate than the prior year. These items were partially offset by an $11.3 million increase in other income and expenses, net primarily due to a $6.3 million increase in interest expense due to higher effective borrowing rates on the fixed rate long-term debt issued in the third quarter of 2010, a $0.6 million decline in the fair value of investments held in the Company's non-qualified benefit plans compared to a $2.1 million appreciation in the fair value of these investments in the prior year period and the recording of a $1.8 million loss on assets held for sale.

Summarized financial results for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
	(In thousands, except per share amounts)
REVENUES:
Royalty fees	$247,240	$230,096
Initial franchise and relicensing fees	13,557	9,295
Procurement services	17,619	17,207
Marketing and reservation	349,036	329,246
Hotel operations	4,356	4,031
Other	6,985	6,201
Total revenues	638,793	596,076
OPERATING EXPENSES:
Selling, general and administrative	106,404	94,540
Depreciation and amortization	8,024	8,342
Marketing and reservation	349,036	329,246
Hotel operations	3,466	3,186
Total operating expenses	466,930	435,314
Operating income	171,863	160,762
OTHER INCOME AND EXPENSES:
Interest expense	12,939	6,680
Interest income	(1,306)	(548)
Other (gains) and losses	2,442	(2,355)
Equity in net income of affiliates	(269)	(1,226)
Other income and expenses, net	13,806	2,551
Income before income taxes	158,057	158,211
Income taxes	47,661	50,770
Net income	$110,396	$107,441
Diluted earnings per share	$1.85	$1.80

The Company utilizes certain measures such as adjusted net income, adjusted diluted EPS, adjusted selling, general and administrative (“SG&A”), adjusted operating income and franchising revenues which do not conform to generally accepted accounting principles accepted in the United States (“GAAP”) when analyzing and discussing its results with the investment community. This information should not be considered as an alternative to any measure of performance as promulgated under GAAP, such as net income, diluted EPS, SG&A, operating income and total revenues. The Company’s calculation of these measurements may be different from the calculations used by other companies and therefore comparability may be limited. We have included a reconciliation of these measures to the comparable GAAP measurement below as well as our reasons for reporting these non-GAAP measures.
Franchising Revenues: The Company utilizes franchising revenues, which exclude marketing and reservation system revenues, and hotel operations rather than total revenues when analyzing the performance of the business. Revenues from marketing and reservation activities are excluded because the Company is contractually required by its franchise agreements to use these revenues for marketing and reservation activities; as such, no income or loss to the Company is generated. Cumulative marketing and reservation system fees not expended are recorded as a payable on the Company’s financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements. Cumulative marketing and reservation expenditures in excess of fees collected for marketing and reservation activities are recorded as a receivable on the Company’s financial statements. Revenues from hotel operations are excluded because they do not reflect the most accurate measure of the Company’s core franchising business. This non-GAAP measure is a commonly used measure of performance in our industry and facilitates comparisons between the Company and its competitors.

Calculation of Franchising Revenues

	Year Ended December 31,
	($ amounts in thousands)
	2011	2010
Total Revenues	$638,793	$596,076
Less Adjustments:
Marketing and reservation system revenues	(349,036)	(329,246)
Hotel operations	(4,356)	(4,031)
Franchising Revenues	$285,401	$262,799
Adjusted Net Income, Adjusted Diluted EPS, Adjusted SG&A and Adjusted Operating Income: We also use adjusted net income, adjusted diluted EPS, adjusted SG&A and adjusted operating income which exclude employee termination benefits for the years ended December 31, 2011 and 2010. Adjusted net income and adjusted EPS for the year ended December 31, 2011 also exclude a $1.8 million loss on assets held for sale resulting from the Company reducing the carrying amount of a parcel of land held for sale to its estimated fair value. The Company utilizes these non-GAAP measures to enable investors to perform meaningful comparisons of past, present and future operating results and as a means to emphasize the results of on-going operations.

Calculation of Adjusted Operating Income

	Year Ended December 31,
	($ amounts in thousands)
	2011	2010
Operating Income	$171,863	$160,762
Adjustments:
Employee termination benefits	4,444	1,730
Hotel operations	(890)	(845)
Adjusted Operating Income	$175,417	$161,647
Calculation of Adjusted SG&A

	Year Ended December 31,
	($ amounts in thousands)
	2011	2010
SG&A	$106,404	$94,540
Adjustments:
Employee termination benefits	(4,444)	(1,730)
Adjusted SG&A	$101,960	$92,810

Calculation of Adjusted Net Income and Adjusted Diluted EPS

	Year Ended December 31,
	(In thousands, except per share amounts)
	2011	2010
Net Income	$110,396	$107,441
Adjustments:
Employee termination benefits	2,813	1,083
Loss on land held for sale	1,119	—
Adjusted Net Income	$114,328	$108,524

Weighted average shares outstanding-diluted	59,525	59,656

Diluted EPS	$1.85	$1.80
Adjustments:
Employee termination benefits	0.05	0.02
Loss on land held for sale	0.02	—
Adjusted Diluted EPS	$1.92	$1.82
The Company recorded adjusted net income of $114.3 million for the year ended December 31, 2011, a $5.8 million or 5% increase from $108.5 million for the year ended December 31, 2010. The increase in adjusted net income for the year ended December 31, 2011 is primarily attributable to a $13.8 million or 9% increase in adjusted operating income and a lower effective income tax rate. These increases were partially offset by a $6.3 million increase in interest expense due to the issuance of $250 million of senior notes in August 2010 which carry a higher effective interest rate than the Company’s revolving credit facility in place in 2010 and a $0.6 million decline in the fair value of investments held in the Company's non-qualified employee benefit plans compared to a $2.1 million appreciation of these investments in the prior year. Adjusted operating income increased 9% as the Company’s franchising revenues increased by $22.6 million or 9% partially offset by a $9.2 million or 10% increase in adjusted SG&A.
Franchising Revenues: Franchising revenues were $285.4 million for the year ended December 31, 2011 compared to $262.8 million for the year ended December 31, 2010, a 9% increase. The increase in franchising revenues is primarily due to a $17.1 million or 7% increase in royalty revenues and a 46% increase in initial franchise and relicensing fees.
Domestic royalty fees for the year ended December 31, 2011 increased $13.9 million to $220.3 million from $206.3 million in 2010, an increase of 7%. The increase in royalties is attributable to a combination of factors including a 6.2% increase in RevPAR and an increase in the effective royalty rate of the domestic hotel system from 4.29% to 4.32%. System-wide RevPAR increased due to a 220 basis point increase in occupancy and a 1.9% increase in average daily rates.

A summary of the Company’s domestic franchised hotels operating information for the years ending December 31, 2011 and 2010 is as follows:

	2011*			2010*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR
Comfort Inn	$79.41	57.5%	$45.62	$77.21	55.6%	$42.93	2.8%	190 bps	6.3%
Comfort Suites	83.72	58.6%	49.09	82.48	55.2%	45.53	1.5%	340 bps	7.8%
Sleep	69.96	53.6%	37.49	68.82	51.6%	35.52	1.7%	200 bps	5.5%
Quality	67.75	50.0%	33.86	66.81	48.1%	32.11	1.4%	190 bps	5.5%
Clarion	73.89	46.9%	34.64	75.15	43.7%	32.86	(1.7)%	320 bps	5.4%
Econo Lodge	54.71	47.5%	25.96	54.10	45.8%	24.80	1.1%	170 bps	4.7%
Rodeway	51.87	48.7%	25.27	51.07	45.8%	23.38	1.6%	290 bps	8.1%
MainStay	66.16	67.7%	44.80	65.60	63.6%	41.71	0.9%	410 bps	7.4%
Suburban	40.26	67.5%	27.15	39.23	63.8%	25.03	2.6%	370 bps	8.5%
Ascend Collection	113.59	60.3%	68.44	112.50	57.6%	64.81	1.0%	270 bps	5.6%
Total	$71.83	53.5%	$38.44	$70.50	51.3%	$36.18	1.9%	220 bps	6.2%
____________________________
* Operating statistics represent hotel operations from December through November and exclude Cambria Suites.
The number of domestic rooms on-line decreased to 392,826 rooms as of December 31, 2011 from 393,535 as of December 31, 2010 a decline of 0.2%. The total number of domestic hotels on-line increased by 8 units to 5,001 as of December 31, 2011 from 4,993 as of December 31, 2010.
A summary of the domestic hotels and available rooms at December 31, 2011 and 2010 by brand is as follows:

	December 31, 2011		December 31, 2010		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	%	Rooms	%
Comfort Inn	1,399	109,330	1,435	112,169	(36)	(2,839)	(2.5%)	(2.5%)
Comfort Suites	616	47,738	623	48,246	(7)	(508)	(1.1%)	(1.1%)
Sleep	394	28,568	398	28,957	(4)	(389)	(1.0%)	(1.3%)
Quality	1,047	91,502	1,012	89,185	35	2,317	3.5%	2.6%
Clarion	189	27,527	192	28,711	(3)	(1,184)	(1.6%)	(4.1%)
Econo Lodge	797	49,483	784	48,728	13	755	1.7%	1.5%
Rodeway	388	21,627	387	21,261	1	366	0.3%	1.7%
MainStay	40	3,093	37	2,868	3	225	8.1%	7.8%
Suburban	60	7,126	64	7,685	(4)	(559)	(6.3%)	(7.3%)
Ascend Collection	52	4,617	38	3,025	14	1,592	36.8%	52.6%
Cambria Suites	19	2,215	23	2,700	(4)	(485)	(17.4%)	(18.0%)
Total Domestic Franchises	5,001	392,826	4,993	393,535	8	(709)	0.2%	(0.2%)
International available rooms increased 2.7% to 104,379 as of December 31, 2011 from 101,610 as of December 31, 2010. The total number of international hotels on-line increased 2.4% from 1,149 at December 31, 2010 to 1,177 as of December 31, 2011.
As of December 31, 2011, the Company had 408 franchised hotels with 32,586 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 516 hotels and 41,682 rooms at December 31, 2010. The number of new construction franchised hotels in the Company’s domestic pipeline declined 27% to 277 at December 31, 2011 from 380 at December 31, 2010. The number of conversion franchised hotels in the Company’s domestic pipeline declined by 5 units or 4% from December 31, 2010 to 131 hotels at December 31, 2011. The domestic system hotels under construction, awaiting conversion or approved for development declined 21% from the prior year primarily due to the opening of 256 franchised units during the year ended December 31, 2011 coupled with a 7% decline in the execution of new franchise agreements due to the difficult credit environment. The Company had an additional 82 franchised hotels with 7,089 rooms under construction, awaiting conversion or approved for development in its international system as of December 31, 2011 compared to 105 hotels and 9,105 rooms at December 31, 2010. While the Company’s hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.
A summary of the domestic franchised hotels under construction, awaiting conversion or approved for development at December 31, 2011 and 2010 by brand is as follows:

	December 31, 2011			December 31, 2010			Variance
							Conversion		New Construction		Total
	Conversion	New Construction	Total	Conversion	New Construction	Total	Units	%	Units	%	Units	%
Comfort Inn	29	46	75	30	62	92	(1)	(3%)	(16)	(26%)	(17)	(18%)
Comfort Suites	1	90	91	1	122	123	—	—%	(32)	(26%)	(32)	(26%)
Sleep	1	49	50	—	75	75	1	NM	(26)	(35%)	(25)	(33%)
Quality	29	5	34	33	8	41	(4)	(12%)	(3)	(38%)	(7)	(17%)
Clarion	14	1	15	18	2	20	(4)	(22%)	(1)	(50%)	(5)	(25%)
Econo Lodge	25	2	27	35	2	37	(10)	(29%)	—	—%	(10)	(27%)
Rodeway	22	1	23	12	2	14	10	83%	(1)	(50%)	9	64%
MainStay	2	28	30	1	42	43	1	100%	(14)	(33%)	(13)	(30%)
Suburban	2	20	22	—	27	27	2	NM	(7)	(26%)	(5)	(19%)
Ascend Collection	6	4	10	6	4	10	—	—%	—	—%	—	—%
Cambria Suites	—	31	31	—	34	34	—	NM	(3)	(9%)	(3)	(9%)
	131	277	408	136	380	516	(5)	(4%)	(103)	(27%)	(108)	(21%)
Domestic hotels open and operating increased by 8 hotels during the year ended December 31, 2011 compared to an increase of 87 domestic hotels open and operating during the year ended December 31, 2010. Gross domestic franchise additions declined from 327 for the year ended December 31, 2010 to 256 for the same period in 2011. New construction hotels represented 29 of the gross domestic additions during year ended December 31, 2011 compared to 78 hotels in the same period of the prior year. Gross domestic additions for conversion hotels during the year ended December 31, 2011 declined by 22 from 249 hotels during the year ended December 31, 2010 to 227 hotels. The decline in hotel openings is primarily due to the limited availability of hotel construction financing which has significantly impacted the number of new construction hotel franchise agreements executed as well as the ability of existing projects to obtain financing and commence construction. In addition, a decline in the real estate market for hotel transactions and retention efforts implemented by other hotel brand companies have negatively impacted the Company’s pipeline of new franchises. The Company expects the number of new franchise units that will open during 2012 to decline from 256 in 2011 to approximately 237 hotels as openings will continue to be impacted by the lending environment and increased competition for existing hotels seeking a new brand affiliation.
Net domestic franchise terminations increased by 8 units to 248 for the year ended December 31, 2011 from 240 for the same period of the prior year. The Company has continued to execute its strategy to replace franchised hotels that do not meet our brand standards or are under-performing in their market. As the competition gets stronger and more focused on limited service franchising, the Company will continue to focus on improving its system of hotels and utilizing the domestic hotels under construction, awaiting conversion or approved for development as a strong platform for continued system growth.
International royalties increased $3.2 million or 13.6% from $23.8 million in the year ended December 31, 2010 to $27.0 million for the same period in 2011 primarily due to foreign currency fluctuations, a 2.7% increase in rooms open and operating, and improved international RevPAR performance.
During 2011, the Company received 600 applications for new franchise agreements (not including relicensing of existing agreements) compared to 657 in 2010. These applications resulted in 332 new domestic franchise agreements executed during 2011 representing 28,685 rooms compared to 357 agreements representing 30,305 rooms executed in the same period in 2010. An application received does not always result in an executed franchise agreement during the year received or at all due to various factors, such as financing and agreement on all contractual terms. During 2011, 55 of the executed agreements were for new construction hotel franchises, representing 4,712 rooms, compared to 59 contracts, representing 4,679 rooms for 2010. Conversion hotel franchise executed contracts totaled 277 representing 23,973 rooms for the year ended December 31, 2011 compared to 298 agreements representing 25,626 rooms for the year ended December 31, 2010. Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise agreements increased 55% to $9.5 million for 2011 from $6.2 million for 2010. Initial fee revenue increased despite executing fewer new franchise agreements primarily due to the recognition of deferred revenue during 2011 related to franchise agreements containing developer incentives that were executed in prior years. In addition, due to the expiration of a developer incentive program in June 2011, the Company executed fewer franchise agreements in the current year that included incentives. Revenues associated with agreements including incentives are deferred and recognized when the incentive criteria are met or the agreement is terminated, whichever comes first.
The number of franchise applications received and the number of franchise agreements executed are dependent on the availability of hotel financing, cost of capital and the presence of an active real estate market. Improvements in these areas should serve as a positive catalyst in the number of franchise applications received and ultimately the number of franchise agreements executed.
A summary of executed domestic franchise agreements by brand for the years ended December 31, 2011 and 2010 is as follows:

	2011			2010			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	12	46	58	7	32	39	71%	44%	49%
Comfort Suites	12	4	16	21	2	23	(43)%	100%	(30)%
Sleep	9	2	11	9	1	10	—%	100%	10%
Quality	0	80	80	1	104	105	(100)%	(23)%	(24)%
Clarion	0	19	19	0	37	37	NM	(49)%	(49)%
Econo Lodge	1	56	57	0	67	67	NM	(16)%	(15)%
Rodeway	0	49	49	1	39	40	(100)%	26%	23%
MainStay	6	3	9	8	2	10	(25)%	50%	(10)%
Suburban	5	4	9	5	1	6	—%	300%	50%
Ascend Collection	2	14	16	1	13	14	100%	8%	14%
Cambria Suites	8	0	8	6	0	6	33%	NM	33%
Total Domestic System	55	277	332	59	298	357	(7)%	(7)%	(7)%
Relicensing fees include fees charged to the new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system as well as fees required to renew expiring franchise contracts. Relicensing contracts increased 45% from 103 during 2010 to 149 for the year ended December 31, 2011. Renewals of expired contracts increased from 7 for the year ended December 31, 2010 to 13 during the current year. As a result of the increase in contracts and the mix of brands relicensing, revenues increased 28% from $3.1 million in 2010 to $4.0 million for 2011. The Company’s relicensing activity in 2012 and beyond is dependent on the availability and cost of capital as well as the presence of an active real estate market for hotel transactions.
Selling, General and Administrative Expenses: The cost to operate the franchising business is reflected in SG&A expenses on the consolidated statements of income. SG&A expenses were $106.4 million for 2011, an increase of $11.9 million from the 2010 total of $94.5 million. Adjusted SG&A costs, which exclude certain items described above, for full year 2011 totaled $102.0 million which represented a 10% increase from the adjusted SG&A of $92.8 million reported for the same period of the prior year. The $9.2 million increase in adjusted SG&A was primarily attributable to higher franchise sales and management incentive compensation, increased costs related to the Company's annual franchisee convention and foreign currency fluctuations partially offset by lower compensation expense recognized on deferred compensation arrangements as described in more detail in Other Income and Expenses, Net and bad debt recoveries on impaired development loans.
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
Total marketing and reservation system revenues were $349.0 million and $329.2 million for the years ended December 31, 2011 and 2010 respectively. Depreciation and amortization attributable to marketing and reservation activities was $13.3 million and $12.4 million for the years ended December 31, 2011 and 2010, respectively. Interest expense attributable to reservation activities was $4.1 million and $1.1 million for the years ended December 31, 2011 and 2010, respectively. Marketing and reservation activities provided $0.6 million in operating cash flow for the year ended December 31, 2011 compared to providing $4.7 million in operating cash flows in the prior year.

As of December 31, 2011 and 2010, the Company’s balance sheet includes a receivable of $54.0 million and $42.5 million, respectively resulting from cumulative marketing and reservation expenses incurred in excess of cumulative system fee revenues earned. These receivables are recorded as an asset in the financial statements as the Company has the contractual authority to require that the franchisees in the system at any given point repay the Company for any deficits related to marketing and reservations activities. The Company’s current franchisees are legally obligated to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue and whether or not they joined the system following the deficit’s occurrence. The Company has no present intention to accelerate repayment of the deficit from current franchisees. Our ability to recover these receivables may be adversely impacted by certain factors, including, among others, declines in the ability of our franchisees to generate revenues at properties they franchise from us, lower than expected franchise system growth of certain brands and/or lower than expected international franchise system growth. An extended period of occupancy or room rate declines or a decline in the number of hotel rooms in our franchise system could result in the generation of insufficient funds to recover marketing and reservation advances as well as meet the ongoing marketing and reservation needs of the overall system.
Other Income and Expenses, Net: Other income and expenses, net, increased $11.3 million to an expense of $13.8 million in 2011 from $2.6 million in 2010 primarily due to the following items:
Interest expense increased $6.3 million from the prior year to $12.9 million in 2011 due to the issuance of the Company’s $250 million senior notes with an effective rate of 6.19% on August 25, 2010. The proceeds were utilized to repay outstanding borrowings under the Company’s revolving line of credit which had an effective interest rate of approximately 0.9%.
Other gains and losses increased $4.8 million from a gain of $2.4 million in 2010 to a loss of $2.4 million in the same period of the current year. The increase in the loss reflects a $1.8 million loss on assets held for sale recorded in the year ended December 31, 2011 resulting from the Company reducing the carrying amount of a parcel of land held for sale to its estimated fair value and a $0.6 million decline in the fair value of investments held in the Company's non-qualified benefit plans compared to a $2.1 million appreciation of the fair value of these investments in the same period of the prior year. As discussed in the accompanying critical accounting policies, the Company sponsors two non-qualified retirement and savings plans: the Non-Qualified Plan and the EDCP plan. The fair value of the Non-Qualified Plan investments decreased by $0.5 million during 2011 compared to a $0.7 million appreciation in fair value in 2010. The fair value of the Company’s investments held in the EDCP plan decreased by $0.1 million during 2011 compared to an increase in fair value of $1.4 million during the same period of the prior year.
The Company accounts for the Non-Qualified Plan in accordance with accounting for deferred compensation arrangements when investments are held in a rabbi trust and invested. As a result, the Company also recognizes compensation expense in SG&A related to changes in the fair value of investments held in the Non-Qualified Plan, excluding investments in the Company’s stock. Therefore, during 2011, the Company reduced SG&A expense by $0.5 million due to the decline in the fair value of these investments. During 2010, the Company recognized additional SG&A expense totaling $0.8 million due to the appreciation in the fair value of these investments.
Income Taxes: The effective income tax rates were 30.1% and 32.1% for the year ended December 31, 2011 and 2010, respectively. The effective income tax rate for the year ended December 31, 2011 was lower than the United States federal statutory rate of 35% due to the impact of foreign operations, $1.4 million of changes in unrecognized tax positions and the identification of $2.8 million of additional federal tax benefits, partially offset by state income taxes. Additionally, an adjustment to our current federal taxes payable for $1.4 million reduced the effective tax rate. The effective income tax rate for the period ended December 31, 2010 was lower than the United States federal statutory rate of 35% primarily due to a $3.3 million adjustment to our deferred tax assets and the identification of $1.6 million of additional federal income tax benefits, partially offset by an increase of $1.6 million related to the identification of unrecognized tax positions. The effective income tax rate for 2010 was also impacted by the effect of foreign operations, partially offset by state income taxes.
Net Income: Net income for 2011 increased by 3% to $110.4 million. Adjusted net income, as adjusted for certain items described above, increased $5.8 million or 5% to $114.3 million for the year ended December 31, 2011 from $108.5 million for the same period of the prior year.
Diluted EPS: Diluted EPS increased 3% to $1.85 for 2011 from $1.80 reported for 2010. Adjusted diluted EPS, which excludes certain items described above, increased $0.10 from $1.82 for the year ended December 31, 2010 to $1.92 for the current year.

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

Summarized financial results for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
	(In thousands, except per share amounts)
REVENUES:
Royalty fees	$230,096	$217,984
Initial franchise and relicensing fees	9,295	12,916
Procurement services	17,207	17,598
Marketing and reservation	329,246	305,379
Hotel operations	4,031	4,140
Other	6,201	6,161
Total revenues	596,076	564,178
OPERATING EXPENSES:
Selling, general and administrative	94,540	99,237
Depreciation and amortization	8,342	8,336
Marketing and reservation	329,246	305,379
Hotel operations	3,186	3,153
Total operating expenses	435,314	416,105
Operating income	160,762	148,073
OTHER INCOME AND EXPENSES:
Interest expense	6,680	4,414
Interest income	(548)	(264)
Other (gains) and losses	(2,355)	(5,598)
Equity in net income of affiliates	(1,226)	(1,113)
Other income and expenses, net	2,551	(2,561)
Income before income taxes	158,211	150,634
Income taxes	50,770	52,384
Net income	$107,441	$98,250
Diluted earnings per share	$1.80	$1.63
The Company utilizes certain measures such as adjusted net income, adjusted diluted EPS, adjusted selling, general and administrative (“SG&A”), adjusted operating income and franchising revenues which do not conform to generally accepted accounting principles accepted in the United States (“GAAP”) when analyzing and discussing its results with the investment community. This information should not be considered as an alternative to any measure of performance as promulgated under GAAP, such as net income, diluted EPS, SG&A, operating income and total revenues. The Company’s calculation of these measurements may be different from the calculations used by other companies and therefore comparability may be limited. We have included a reconciliation of these measures to the comparable GAAP measurement below as well as our reasons for reporting these non-GAAP measures.
Franchising Revenues: The Company utilizes franchising revenues, which exclude marketing and reservation system revenues and hotel operations, rather than total revenues when analyzing the performance of the business. Revenues from marketing and reservation activities are excluded because the Company is contractually required by its franchise agreements to use these fees collected for marketing and reservation activities; as such, no income or loss to the Company is generated. Cumulative marketing and reservation system fees not expended are recorded as a payable on the Company’s financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements. Cumulative marketing and reservation expenditures in excess of fees collected for marketing and reservation activities are recorded as a receivable on the Company’s financial statements. Revenues from hotel operations are excluded because they do not reflect the most accurate measure of the Company’s core franchising business. This non-GAAP measure is a commonly used measure of performance in our industry and facilitates comparisons between the Company and its competitors.
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

A summary of the Company’s domestic franchised hotels operating information for the years ending December 31, 2010 and 2009 is as follows:

	2010*			2009*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR
Comfort Inn	$77.21	55.6%	$42.93	$77.10	54.1%	$41.74	0.1%	150 bps	2.9%
Comfort Suites	82.48	55.2%	45.53	84.79	53.3%	45.17	(2.7)%	190 bps	0.8%
Sleep	68.82	51.6%	35.52	69.64	51.5%	35.86	(1.2)%	10 bps	(0.9)%
Quality	66.81	48.1%	32.11	68.00	46.0%	31.31	(1.8)%	210 bps	2.6%
Clarion	75.15	43.7%	32.86	77.79	42.2%	32.86	(3.4)%	150 bps	—%
Econo Lodge	54.10	45.8%	24.80	54.66	43.5%	23.78	(1.0)%	230 bps	4.3%
Rodeway	51.07	45.8%	23.38	52.48	43.0%	22.54	(2.7)%	280 bps	3.7%
MainStay	65.60	63.6%	41.71	70.55	57.9%	40.82	(7.0)%	570 bps	2.2%
Suburban	39.23	63.8%	25.03	41.51	56.3%	23.35	(5.5)%	750 bps	7.2%
Ascend Collection	112.50	57.6%	64.81	115.97	49.4%	57.24	(3.0)%	820 bps	13.2%
Total	$70.50	51.3%	$36.18	$71.24	49.4%	$35.18	(1.0)%	190 bps	2.8%
____________________________
*    Operating statistics represent hotel operations from December through November and exclude Cambria Suites.
The number of domestic rooms on-line increased to 393,535 as of December 31, 2010 from 388,594 as of December 31, 2009, an increase of 1.3%. The total number of domestic hotels on-line grew 1.8% to 4,993 as of December 31, 2010 from 4,906 as of December 31, 2009.
A summary of the domestic hotels and available rooms at December 31, 2010 and 2009 by brand is as follows:

	December 31, 2010		December 31, 2009		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	%	Rooms	%
Comfort Inn	1,435	112,169	1,447	113,633	(12)	(0.8)%	(1,464)	(1.3)%
Comfort Suites	623	48,246	608	47,301	15	2.5%	945	2.0%
Sleep	398	28,957	392	28,599	6	1.5%	358	1.3%
Quality	1,012	89,185	979	89,336	33	3.4%	(151)	(0.2)%
Clarion	192	28,711	172	24,636	20	11.6%	4,075	16.5%
Econo Lodge	784	48,728	792	48,996	(8)	(1.0)%	(268)	(0.5)%
Rodeway	387	21,261	372	21,392	15	4.0%	(131)	(0.6)%
MainStay	37	2,868	37	2,866	—	—%	2	0.1%
Suburban	64	7,685	61	7,416	3	4.9%	269	3.6%
Ascend Collection	38	3,025	28	2,346	10	35.7%	679	28.9%
Cambria Suites	23	2,700	18	2,073	5	27.8%	627	30.2%
Total Domestic Franchises	4,993	393,535	4,906	388,594	87	1.8%	4,941	1.3%

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
A summary of the domestic franchised hotels under construction, awaiting conversion or approved for development at December 31, 2010 and 2009 by brand is as follows:

	December 31, 2010			December 31, 2009			Variance
							Conversion		New Construction		Total
	Conversion	New Construction	Total	Conversion	New Construction	Total	Units	%	Units	%	Units	%
Comfort Inn	30	62	92	43	91	134	(13)	(30)%	(29)	(32)%	(42)	(31)%
Comfort Suites	1	122	123	—	181	181	1	NM	(59)	(33)%	(58)	(32)%
Sleep	—	75	75	1	122	123	(1)	(100)%	(47)	(39)%	(48)	(39)%
Quality	33	8	41	48	15	63	(15)	(31)%	(7)	(47)%	(22)	(35)%
Clarion	18	2	20	19	6	25	(1)	(5)%	(4)	(67)%	(5)	(20)%
Econo Lodge	35	2	37	43	4	47	(8)	(19)%	(2)	(50)%	(10)	(21)%
Rodeway	12	2	14	36	2	38	(24)	(67)%	—	—%	(24)	(63)%
MainStay	1	42	43	—	37	37	1	NM	5	14%	6	16%
Suburban	—	27	27	2	30	32	(2)	(100)%	(3)	(10)%	(5)	(16)%
Ascend Collection	6	4	10	2	4	6	4	200%	—	—%	4	67%
Cambria Suites	—	34	34	—	41	41	—	NM	(7)	(17)%	(7)	(17)%
	136	380	516	194	533	727	(58)	(30)%	(153)	(29)%	(211)	(29)%
There were 87 net domestic franchise additions during the year ended December 31, 2010 compared to 190 net domestic franchise additions during the year ended December 31, 2009. Gross domestic franchise additions decreased from 442 for the year ended December 31, 2009 to 327 for the same period in 2010. New construction hotels represented 78 of the gross domestic additions during year ended December 31, 2010 compared to 144 hotels in the same period of the prior year. Gross domestic additions for conversion hotels during the year ended December 31, 2010 declined by 49 from 298 hotels during the year ended December 31, 2009 to 249 hotels. The decline in hotel openings is primarily due to a 47% decline in new executed franchise agreements in 2009 followed by a 3% decline in 2010 as the lack of new hotel construction financing, a decline in the real estate market for hotel transactions and retention efforts implemented by other hotel brand companies have negatively impacted the Company’s pipeline of new franchises.
Net domestic franchise terminations declined by 12 units to 240 for the year ended December 31, 2010 from 252 for the same period of the prior year. The Company has continued to execute its strategy to replace franchised hotels that do not meet our brand standards or are underperforming in their market. As the competition gets stronger and more focused on limited service franchising, the Company continues to focus on improving its system of hotels and utilizing the domestic hotels under construction, awaiting conversion or approved for development as a strong platform for continued system growth.
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

A summary of executed domestic franchise agreements by brand for 2010 and 2009 is as follows:

	2010			2009			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	7	32	39	9	39	48	(22)%	(18)%	(19)%
Comfort Suites	21	2	23	16	1	17	31%	100%	35%
Sleep	9	1	10	12	2	14	(25)%	(50)%	(29)%
Quality	1	104	105	4	111	115	(75)%	(6)%	(9)%
Clarion	—	37	37	1	31	32	(100)%	19%	16%
Econo Lodge	—	67	67	—	68	68	NM	(1)%	(1)%
Rodeway	1	39	40	1	48	49	—%	(19)%	(18)%
MainStay	8	2	10	5	2	7	60%	—%	43%
Suburban	5	1	6	3	2	5	67%	(50)%	20%
Ascend Collection	1	13	14	3	9	12	(67)%	44%	17%
Cambria Suites	6	—	6	2	—	2	200%	NM	200%
Total Domestic System	59	298	357	56	313	369	5%	(5)%	(3)%
Relicensing fees include fees charged to the new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system as well as fees required to renew expiring franchise contracts. Relicensing contracts declined 13% from 119 during 2009 to 103 for the year ended December 31, 2010. Renewals of expired contracts decreased from 21 for the year ended December 31, 2009 to 7 during 2010. As a result of the decline in contracts and the mix of brands relicensing, revenues declined 31% from $4.5 million in 2009 to $3.1 million for 2010. The Company’s relicensing activity is dependent on the availability and cost of capital as well as the presence of an active real estate market for hotel transactions.
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
Other gains and losses decreased $3.2 million primarily due to fluctuations in the fair value of investments held in the Company’s non-qualified employee benefit plans. As discussed in the accompanying critical accounting policies, the Company sponsors two non-qualified retirement and savings plans: the Non-Qualified Plan and the EDCP plan. The fair value of the Non-Qualified Plan investments increased $0.7 million during 2010 compared to a $1.9 million appreciation in fair value in 2009. The fair value of the Company’s investments held in the EDCP plan increased $1.4 million during 2010 compared to an increase in fair value of $3.7 million during the same period of the prior year.
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
Income Taxes: The effective income tax rates were 32.1% and 34.8% for the year ended December 31, 2010 and 2009, respectively. The effective income tax rate for the year ended December 31, 2010 differed from the federal statutory rate of 35% primarily due to a $3.3 million adjustment to our deferred tax assets and the identification of $1.6 million of additional federal income tax benefits, partially offset by an increase of $1.6 million related to the identification of unrecognized tax positions. The 2010 rate was also impacted by the effect of foreign operations, partially offset by state income taxes. In 2009, the effective income tax rate differed from the federal statutory rate of 35% due to the effect of foreign operations, partially offset by state income taxes and the resolution of certain income tax contingencies.
Net Income: Net income for 2010 increased by 9% to $107.4 million. Adjusted net income, as adjusted for certain items described above, increased $5.7 million or 6% to $108.5 million for the year ended December 31, 2010 from $102.8 million for the same period of the prior year.
Diluted EPS: Diluted EPS increased 10% to $1.80 for 2010 from $1.63 reported for 2009. Adjusted diluted EPS, which excludes certain items described above, increased $0.11 or 6% from $1.71 for the year ended December 31, 2009 to $1.82 for 2010.

Liquidity and Capital Resources
Operating Activities
Net cash provided by operating activities were $134.8 million for the year ended December 31, 2011 compared to $144.9 million for the same period of 2010. Cash flow from operating activities declined from the prior year primarily due to the timing of upfront payments from the Company's co-branded credit card partner related to the Company's loyalty program resulting in a decline in deferred revenue and the timing of other working capital items. These declines were partially offset by improvements in operating income and fewer purchases of real estate with the intent to resell to third parties as part of our program to incent franchise development in strategic markets for certain brands. These purchases totaled approximately $11.1 million during the year ended December 31, 2010 compared to approximately $4.2 million in the current year.
Net operating cash provided by marketing and reservation activities totaled $0.6 million for the year ended December 31, 2011 compared to $4.7 million during the year ended December 31, 2010. Based on the current economic conditions, the Company expects marketing and reservation activities to be provide cash flows from operations ranging between $4 million and $8 million in 2012.
Investing Activities
Cash utilized in investing activities totaled $23.8 million, $32.2 million and $3.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. The decline in cash utilized for investing activities from 2010 to 2011 was primarily due to a decline in capital expenditures partially offset by investments in equity method joint ventures. The decline in capital expenditures primarily reflects the completion of improvements related to newly leased office space in 2010. During the years ended 2011, 2010 and 2009, capital expenditures total $10.9 million, $24.4 million and $11.1 million, respectively. Capital expenditures for 2011 primarily included upgrades of system-wide properties and yield management systems, upgrades to information systems infrastructure and the purchase of computer software and equipment.
The Company occasionally provides financing to franchisees for property improvements, hotel development efforts and other purposes. During 2011, 2010 and 2009, the Company advanced $12.8 million, $11.8 million and $2.0 million for these purposes, respectively. The Company collected $4.8 million, $5.1 million and $0.3 million of these advances during the years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011, the Company had commitments to extend an additional $5.5 million for these purposes provided certain conditions are met by its franchisees, of which $3.1 million is expected to be advanced in the next twelve months.
Financing Activities
Financing cash flows relate primarily to the Company’s borrowings, treasury stock purchases and dividends.
Debt
On February 24, 2011, the Company entered into a new $300 million senior unsecured revolving credit agreement (the “Revolver”), with Wells Fargo Bank, National Association, as administrative agent and a syndicate of lenders. Simultaneously with the closing of the Revolver, the $350 million unsecured revolving credit agreement dated as of June 2006 (the “Old Revolver”) was terminated. The Revolver provides for a $300 million unsecured revolving credit facility with a final maturity date on February 24, 2016. Up to $30 million of borrowings under the Revolver may be used for letters of credit and up to $20 million of borrowings under the Revolver may be used for swing-line loans.
The Revolver is unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Company's subsidiaries that currently guarantee the obligations under the Company's Indenture governing the terms of its 5.70% senior notes due 2020.
The Company may at any time prior to the final maturity date increase the amount of the Revolver by up to an additional amount of $150 million to the extent that any one or more of the lenders commit to being a lender for the additional amount and certain other customary conditions are met.
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
The Revolver requires that the Company and its restricted subsidiaries comply with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments and effecting mergers and/or asset sales. In addition, the Revolver imposes financial maintenance covenants requiring the Company to maintain a total leverage ratio of not more than 3.5 to 1.0 and an interest coverage ratio of at least 3.5 to 1.0. At December 31, 2011, the Company maintained a total leverage ratio of approximately 1.3x and an interest ratio coverage of approximately 11.5x. The Revolver includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Revolver to be immediately due and payable. At December 31, 2011, the Company was in compliance with all covenants under the Revolver.
The proceeds of the Revolver are used for general corporate purposes, including working capital, debt repayment, stock repurchases, dividends, investments and other permitted uses. At December 31, 2011, no amounts were outstanding under the
Revolver.
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
Dividends
The Company currently maintains the payment of a quarterly dividend on its common shares outstanding, however, the declaration of future dividends are subject to the discretion of our board of directors. During the year ended December 31, 2011, the Company declared and paid cash dividends at a quarterly rate of $0.185 per share totaling approximately $43.7 million. The Company’s quarterly dividend rate remained unchanged from the year ended December 31, 2010. We expect that cash dividends will continue to be paid in the future, subject to future business performance, economic conditions and changes in tax regulations. Based on our present dividend rate and outstanding share count, aggregate annual dividends for 2012 would be approximately $42.9 million.
Share Repurchases
During the year ended December 31, 2011, the Company repurchased 1.6 million shares of its common stock under the share repurchase program at the total cost of $51.0 million for an average price of $31.59 per share. Since the program’s inception through December 31, 2011, we repurchased 44.8 million shares (including 33.0 million prior to the two-for-one stock split affected in October 2005) of common stock at a total cost of $1.1 billion. Considering the effect of the two-for-one stock split, the Company repurchased 77.8 million shares at an average price of $13.73 per share through December 31, 2011. At December 31, 2011, the Company had approximately 2.0 million shares remaining under the current stock repurchase authorization. Upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases. Subsequent to December 31, 2011 through February 29, 2012, the Company purchased an additional 0.2 million shares of its common stock under the share repurchase program for a total cost of $7.3 million for an average price of $36.41 per share.
Other items
Our board of directors previously authorized us to enter into programs which permit us to offer financing, investment and guaranty support to qualified franchisees as well as to acquire and resell real estate to incent franchise development for certain brands in strategic markets. Recent market conditions have resulted in an increase in opportunities to incentivize development under these programs. Over the next several years, we expect to continue to deploy capital opportunistically pursuant to these programs to promote growth of our emerging brands. The amount and timing of the investment in these programs will be dependent on market and other conditions. Our current expectation is that our annual investment in these programs will range from $20 million to $40 million. Notwithstanding these programs, the Company expects to continue to return value to its shareholders through a combination of share repurchases and dividends, subject to market and other conditions.
Approximately $83.2 million of the Company’s cash and cash equivalents at December 31, 2011 pertain to undistributed earnings of the Company’s consolidated foreign subsidiaries. Since the Company’s intent is for such earnings to be reinvested by the foreign subsidiaries, the Company has not provided additional United States income taxes on these amounts. While the Company has no intention to utilize these cash and cash equivalents in its domestic operations, any change to this policy would result in the Company incurring additional United States income taxes on any amounts utilized domestically.
During the fourth quarter of 2011, the Company implemented measures to increase its productivity and streamline services that are projected to result in a reduction in future SG&A expenses. As a result of these measures, during the year ended December 31, 2011, the Company recorded a $6.6 million charge in SG&A and marketing and reservation expenses related to termination benefits provided to employees separating from service with the Company. These expenses include $5.8 million of salary and benefits continuation and $0.8 million related to the acceleration of share-based compensation for terminated employees. At December 31, 2011, approximately $4.6 million of the salary and benefits continuation payments remain to be remitted. In addition, the Company has approximately $0.9 million of benefits remaining to be paid on termination benefits incurred during prior years. The Company expects to remit $4.5 million of the remaining $5.4 million of benefits payable during the next twelve months. In addition, the Company expects to satisfy approximately $18.9 million of deferred compensation and retirement plan obligations during the next twelve months
The following table summarizes our contractual obligations as of December 31, 2011:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term debt (1)	$378.3	$14.3	$28.5	$28.5	$307.0
Capital lease obligations (2)	4.6	1.0	2.0	1.6	—
Purchase obligations (3)	12.0	6.4	5.0	0.3	0.3
Operating lease obligations	104.1	8.5	18.5	19.5	57.6
Other long-term liabilities	30.1	—	9.4	4.2	16.5
Total contractual obligations	$529.1	$30.2	$63.4	$54.1	$381.4
____________________________

(1)	Long-term debt amounts include interest on fixed rate debt obligations.

(2)	Capital lease obligations include interest and related maintenance agreements on the equipment.

(3)	Purchase obligations also include commitments to provide loan and joint venture financing under various Company programs.

(4)
The total amount of unrecognized tax positions and the related interest and penalties totaled $6.5 million at December 31, 2011 and is not reflected in the Contractual Obligations table. We have several open tax positions, and it is reasonably possible that the Company's unrecognized tax positions could decrease within the next 12 months by as much as $1.4 million.

The Company believes that cash flows from operations and available financing capacity are adequate to meet the expected future operating, investing and financing needs of the business.

Off Balance Sheet Arrangements
In June 2008, the Company guaranteed $1 million of a bank loan funding a franchisee's construction of a Cambria Suites in Columbus, Ohio. During the third quarter of 2011, the Company was released from its obligation under the guaranty.
In July 2008, the Company guaranteed $1 million of a bank loan funding a franchisee's construction of a Cambria Suites in Noblesville, Indiana. During the fourth quarter of 2011, the Company was released from its obligation under the guaranty.

Critical Accounting Policies
Our accounting policies comply with principles generally accepted in the United States. We have described below those policies that we believe are critical and require the use of complex judgment or significant estimates in their application. Additional discussion of these policies is included in Note 1 to our consolidated financial statements.

Revenue Recognition.
We recognize continuing franchise fees, including royalty, marketing and reservations system fees, when earned and receivable from our franchisees. Franchise fees are typically based on a percentage of gross room revenues of each franchisee. Our estimate of the allowance for uncollectible royalty fees is charged to SG&A expense and our estimate of the allowance for uncollectible marketing and reservation system fees is charged to marketing and reservation expenses.
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
Forgivable Notes Receivable

In certain instances, the Company may provide financing to franchisees for property improvements and other purposes in the form of forgivable promissory notes which bear interest at market rates. Under these promissory notes, the franchisee promises to repay the principal sum together with interest upon maturity unless certain conditions are met throughout the term of the promissory note. The principal sum and related interest are forgiven ratably over the term of the promissory note if the franchisee remains in the system in good standing. If during the term of the promissory note, the franchisee exits our franchise system or is not operating their franchise in accordance with our quality or credit standards, the Company may declare a default under the promissory note and commence collection efforts with respect to the full amount of the then-current outstanding principal and interest.
In accordance with the terms of the promissory notes, the initial principal sum and related interest are ratably reduced over the term of the loan on each anniversary date until the outstanding amounts are reduced to zero as long as the franchisee remains within the franchise system and operates in accordance with our quality and brand standards. As a result, the amounts recorded as an asset on the Company's consolidated balance sheet are also ratably reduced since the amounts forgiven no longer represent probable future economic benefits to the Company. The Company records the reduction of its recorded assets through amortization expense on its consolidated statements of income.
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
Income Taxes.
Income taxes are recorded using the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not such assets will be unrealized. Deferred United States income taxes have not been recorded for temporary differences related to investments in certain foreign subsidiaries and corporate affiliates. The temporary differences consist primarily of undistributed earnings that are considered permanently reinvested in operations outside the United States If management’s intentions change in the future, deferred taxes may need to be provided.
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
In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan (“EDCP”) which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust. Prior to January 1, 2010, participants could elect an investment return of either the annual yield of the

Moody’s Average Corporate Bond Rate Yield Index plus 300 basis points, or a return based on a selection of available diversified investment options. Effective January 1, 2010, the Moody’s Average Corporate Bond Rate Yield Index plus 300 basis points is no longer an investment option for salary deferrals made on compensation earned after December 31, 2009. The Company recorded a deferred compensation liability of $17.2 and $17.6 million at both December 31, 2011 and 2010, respectively, related to these deferrals and credited investment returns. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. Compensation expense recorded in SG&A for the years ended December 31, 2011, 2010 and 2009 were $0.8 million, $0.9 million and $1.1 million, respectively.
The Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that partially offset the earnings credited to the participants. The diversified investments held in the trusts totaled $14.2 million and $13.6 million as of December 31, 2011 and 2010, respectively, and are recorded at their fair value, based on quoted market prices. At December 31, 2011, the Company expects $12.1 million of the assets held in the trust to be distributed during the year ended December 31, 2012 to participants or to the Company to reimburse it for prior year participant distributions. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment gains (losses) during the years ended December 31, 2011, 2010 and 2009 of $(0.1) million, $1.4 million and $3.7 million respectively.
In 1997, the Company adopted the Choice Hotels International, Inc. Non-Qualified Retirement Savings and Investment Plan (“Non-Qualified Plan”). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. As of December 31, 2011 and 2010, the Company had recorded a deferred compensation liability of $10.4 million and $10.6 million, respectively related to these deferrals. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. The net increase (decrease) in compensation expense recorded in SG&A for the years ended December 31, 2011, 2010 and 2009 were $(0.5) million, $0.8 million and $1.9 million, respectively.
The diversified investments held in the trusts were $9.5 million and $9.7 million as of December 31, 2011 and 2010, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment gains (losses) during the years ended December 31, 2011, 2010 and 2009 of $(0.5) million, $0.7 million and $1.9 million respectively. In addition, the Non-Qualified Plan held shares of the Company’s common stock with a market value of $0.9 million at both December 31, 2011 and 2010.
The Company is subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock. The diversified investments held in the Non-Qualified Plan and EDCP include investments primarily in equity and debt securities, and cash and cash equivalents.

New Accounting Standards
See Footnotes No. 1 “Recently Adopted Accounting Guidance” and Note 29 "Future Adoption of Accounting Standards"of the Notes to our Financial Statements for information related to our adoption of new accounting standards in 2011 and for information on our anticipated adoption of recently issued accounting standards.

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

Several factors could cause actual results, performance or achievements of the Company to differ materially from those expressed in or contemplated by the forward-looking statements. Such risks include, but are not limited to, changes to general, domestic and foreign economic conditions; operating risks common in the lodging and franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees; our ability to keep pace with improvements in technology utilized for reservations systems and other operating systems; fluctuations in the supply and demand for hotels rooms; and our ability to effectively manage our indebtedness. These and other risk factors are discussed in detail in Item 1A “Risk Factors” of this report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company’s foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including in certain circumstances the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $23.8 million at December 31, 2011, which we account for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
At December 31, 2011, the Company had no amounts outstanding under variable interest rate debt instruments and $0.2 million outstanding at December 31, 2010. The Company expects to refinance its fixed and variable long-term debt obligations prior to their scheduled maturities.
The Company does not presently have any derivative financial instruments.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Choice Hotels International, Inc. and subsidiaries:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Choice Hotels International, Inc. and its subsidiaries at December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
February 29, 2012

CONSOLIDATED FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
REVENUES:
Royalty fees	$247,240	$230,096	$217,984
Initial franchise and relicensing fees	13,557	9,295	12,916
Procurement services	17,619	17,207	17,598
Marketing and reservation	349,036	329,246	305,379
Hotel operations	4,356	4,031	4,140
Other	6,985	6,201	6,161
Total revenues	638,793	596,076	564,178
OPERATING EXPENSES:
Selling, general and administrative	106,404	94,540	99,237
Depreciation and amortization	8,024	8,342	8,336
Marketing and reservation	349,036	329,246	305,379
Hotel operations	3,466	3,186	3,153
Total operating expenses	466,930	435,314	416,105
Operating income	171,863	160,762	148,073
OTHER INCOME AND EXPENSES:
Interest expense	12,939	6,680	4,414
Interest income	(1,306)	(548)	(264)
Other (gains) and losses	2,442	(2,355)	(5,598)
Equity in net income of affiliates	(269)	(1,226)	(1,113)
Other income and expenses, net	13,806	2,551	(2,561)
Income before income taxes	158,057	158,211	150,634
Income taxes	47,661	50,770	52,384
Net income	$110,396	$107,441	$98,250
Basic earnings per share	$1.86	$1.80	$1.64
Diluted earnings per share	$1.85	$1.80	$1.63

 The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
	(In thousands, except share amounts)
ASSETS
Current assets
Cash and cash equivalents	$107,057	$91,259
Receivables (net of allowance for doubtful accounts of $9,979 and $9,159, respectively)	53,012	47,638
Deferred income taxes	—	429
Investments, employee benefit plans, at fair value	12,094	—
Other current assets	22,633	24,256
Total current assets	194,796	163,582
Property and equipment, at cost, net	51,992	55,662
Goodwill	66,005	66,041
Franchise rights and other identifiable intangibles, net	17,255	20,825
Receivable—marketing and reservation fees	54,014	42,507
Investments, employee benefit plans, at fair value	11,678	23,365
Deferred income taxes	22,665	24,435
Other assets	29,284	15,305
Total assets	$447,689	$411,722
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$38,389	$41,168
Accrued expenses	53,851	47,818
Deferred revenue	68,825	67,322
Revolving credit facility	—	200
Deferred compensation and retirement plan obligations	18,935	2,552
Current portion of long-term debt	673	420
Deferred income taxes	2,784	—
Income taxes payable	1,108	5,778
Total current liabilities	184,565	165,258
Long-term debt	252,032	251,554
Deferred compensation and retirement plan obligations	20,593	35,707
Other liabilities	16,060	17,274
Total liabilities	473,250	469,793
Commitments and Contingencies
Common stock, $0.01 par value; 160,000,000 shares authorized; 95,345,362 shares issued at December 31, 2011 and 2010 and 58,277,646 and 59,583,770 shares outstanding at December 31, 2011 and 2010, respectively	583	596
Additional paid-in-capital	102,665	92,774
Accumulated other comprehensive loss	(6,801)	(7,192)
Treasury stock (37,067,716 and 35,761,592 shares at December 31, 2011 and 2010, respectively), at cost	(916,955)	(872,306)
Retained earnings	794,947	728,057
Total shareholders’ deficit	(25,561)	(58,071)
Total liabilities and shareholders’ deficit	$447,689	$411,722

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$110,396	$107,441	$98,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,024	8,342	8,336
Provision for bad debts	2,160	3,547	2,578
Non-cash stock compensation and other charges	14,511	9,304	13,761
Non-cash interest and other (income) loss	2,208	(1,711)	(5,403)
Dividends received from equity method investments	1,139	1,155	1,337
Equity in net income of affiliates	(269)	(1,226)	(1,113)
Changes in assets and liabilities, net of acquisitions:
Receivables	(7,785)	(9,229)	(796)
Receivable—marketing and reservation fees, net	623	4,654	(12,232)
Accounts payable	(1,851)	5,744	(8,279)
Accrued expenses	6,346	10,630	(1,289)
Income taxes payable/receivable	(4,562)	(1,417)	8,163
Deferred income taxes	5,514	(2,381)	5,553
Deferred revenue	1,523	15,413	4,650
Other assets	(3,162)	(12,705)	3,041
Other liabilities	29	7,374	(4,341)
Net cash provided by operating activities	134,844	144,935	112,216
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	(10,924)	(24,368)	(11,135)
Equity method investments	(5,000)	—	—
Issuance of notes receivable	(12,766)	(11,786)	(1,995)
Collections of notes receivable	4,754	5,083	324
Purchases of investments, employee benefit plans	(1,602)	(1,948)	(3,854)
Proceeds from sales of investments, employee benefit plans	644	1,649	13,895
Proceeds from sale of assets	1,654	—	—
Acquisitions, net of cash acquired	—	(466)	—
Other items, net	(564)	(319)	(584)
Net cash used in investing activities	(23,804)	(32,155)	(3,349)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	75	247,733	—
Net repayments pursuant to revolving credit facilities	(200)	(277,500)	(6,700)
Principal payments on long-term debt	(297)	(25)	—
Settlement of forward starting interest rate swap agreement	—	(8,663)	—
Debt issuance costs	(2,356)	(800)	—
Excess tax benefits from stock-based compensation	1,227	625	5,834
Purchase of treasury stock	(53,617)	(11,212)	(59,128)
Dividends paid	(43,747)	(43,808)	(44,274)
Proceeds from exercise of stock options	3,845	2,457	9,158
Net cash used in financing activities	(95,070)	(91,193)	(95,110)
Net change in cash and cash equivalents	15,970	21,587	13,757
Effect of foreign exchange rate changes on cash and cash equivalents	(172)	1,802	1,433
Cash and cash equivalents at beginning of period	91,259	67,870	52,680
Cash and cash equivalents at end of period	$107,057	$91,259	$67,870
Supplemental disclosure of cash flow information:
Cash payments during the year for:
Income taxes, net of refunds	$45,483	$50,127	$34,213
Interest	$15,527	$2,036	$5,008
Non-cash investing and financing activities:
Declaration of dividends	$43,506	$43,815	$44,059
Capital lease obligation	$908	$2,538	$—
Issuance of restricted shares of common stock	$9,604	$9,233	$7,150
Issuance of performance vested restricted stock units	$—	$256	$462
Issuance of treasury stock to employee stock purchase plan	$739	$625	$622
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share amounts)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Comprehensive income	Retained Earnings	Total
Balance as of December 31, 2008	60,704,852	$607	$90,141	$(3,472)	$(835,186)		$610,240	$(137,670)
Comprehensive income
Net income						$98,250	98,250	98,250
Other comprehensive income, net of tax:
Amortization of pension related costs, net of tax
Prior service costs	—	—	—	—	—	144	—	144
Net pension curtailment and remeasurement, net of tax	—	—	—	—	—	1,283	—	1,283
Actuarial pension gain, net of tax	—	—	—	—	—	165	—	165
Foreign currency translation adjustments	—	—	—	—	—	2,213	—	2,213
Other comprehensive income	—	—	—	3,805	—	3,805	—	—
Comprehensive income						$102,055
Exercise of stock options	764,612	8	(2,106)	—	17,090		—	14,992
Issuance of restricted stock and PVRSU	281,889	3	(7,612)	—	7,609		—	—
Cancellation of restricted stock	(43,408)	(1)	1,336	—	(1,335)		—	—
Stock compensation related to stock options	—	—	2,817	—	—		—	2,817
Amortization of deferred compensation related to restricted stock grants and PVRSU	—	—	6,155	—	—		—	6,155
Dividends declared	—	—	—	—	—		(44,059)	(44,059)
Treasury purchases	(2,188,888)	(22)	—	—	(59,102)		—	(59,124)
Issuance of treasury shares	22,049	—	—	—	622		—	622
Balance as of December 31, 2009	59,541,106	$595	$90,731	$333	$(870,302)		$664,431	$(114,212)
Comprehensive loss
Net income						$107,441	107,441	107,441
Other comprehensive loss, net of tax:
Settlement of forward starting interest rate swap agreement	—	—	—	—	—	(8,663)	—	(8,663)
Amortization of loss on cash flow hedge	—	—	—	—	—	332	—	332
Actuarial pension loss, net of tax	—	—	—	—	—	(459)	—	(459)
Foreign currency translation adjustments	—	—	—	—	—	1,265	—	1,265
Other comprehensive loss	—	—	—	(7,525)	—	(7,525)	—	—
Comprehensive income						$99,916
Exercise of stock options	123,109	1	1,408	—	314		—	1,723
Issuance of restricted stock and PVRSU	290,037	3	(9,489)	—	9,486		—	—
Cancellation of restricted stock	(41,796)	(1)	1,267	—	(1,266)		—	—
Stock compensation related to stock options	—	—	2,398	—	—		—	2,398

Amortization of deferred compensation related to restricted stock grants and PVRSU	—	—	6,459	—	—		—	6,459
Dividends declared	—	—	—	—	—		(43,815)	(43,815)
Treasury purchases	(346,659)	(2)	—	—	(11,163)		—	(11,165)
Issuance of treasury shares	17,973	—	—	—	625		—	625
Balance as of December 31, 2010	59,583,770	$596	$92,774	$(7,192)	$(872,306)		$728,057	$(58,071)
Comprehensive income
Net income	—	—	—	—	—	$110,396	110,396	$110,396
Other comprehensive income, net of tax:
Amortization of loss on cash flow hedge	—	—	—	—	—	862	—	862
Actuarial pension loss, net of tax	—	—	—	—	—	(1,086)	—	(1,086)
Foreign currency translation adjustments	—	—	—	—	—	615	—	615
Other comprehensive income	—	—	—	391	—	391	—	—
Comprehensive income						$110,787
Exercise of stock options	175,386	2	5,871	—	707		—	6,580
Issuance of restricted stock	247,298	2	(9,604)	—	9,602		—	—
Cancellation of restricted stock	(68,580)	—	2,300	—	(2,300)		—	—
Stock compensation related to stock options	—	—	2,842	—	—		—	2,842
Amortization of deferred compensation related to restricted stock grants and PVRSU	—	—	8,482	—	—		—	8,482
Dividends declared	—	—	—	—	—		(43,506)	(43,506)
Treasury purchases	(1,681,324)	(17)	—	—	(53,397)		—	(53,414)
Issuance of treasury shares	21,096	—	—	—	739		—	739
Balance as of December 31, 2011	58,277,646	$583	$102,665	$(6,801)	$(916,955)		$794,947	$(25,561)

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Company Information and Significant Accounting Policies
Company Information
Choice Hotels International, Inc. and subsidiaries (together “the Company”) is in the business of hotel franchising. As of December 31, 2011, the Company had franchise agreements representing 6,178 open hotels and 490 hotels under construction, awaiting conversion or approved for development in 49 states, the District of Columbia and over 35 countries and territories outside the United States under the brand names: Comfort Inn®, Comfort Suites®, Quality® , Clarion®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, Cambria Suites® and Ascend Collection®.
Our direct lodging property real estate exposure is limited to three company-owned MainStay Suites hotels and exposure through our development activities that involve investing, financing and guaranty support with third party hotel developers as well as our programs to acquire and resell real estate to incent franchise development in strategic markets.
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
Reclassifications in Consolidated Financial Statements
The Company revised its presentation of certain amounts in the prior year's consolidated statements of income to conform to the current year presentation with no effect on previously reported net income. There were also no effect on previously reported items in the Company's consolidated balance sheets or statements of cash flow.
Revenue Recognition
The Company enters into franchise agreements to provide franchisees with various marketing services, a centralized reservation system and limited non-exclusive rights to utilize the Company’s registered trade names and trademarks. These agreements typically have an initial term from ten to twenty years with provisions permitting franchisees or the Company to terminate after five, ten, or fifteen years under certain circumstances. In most instances, initial franchise and relicensing fees are recognized upon execution of the franchise agreement because the initial franchise and relicensing fees are non-refundable and the Company is not required to provide initial services to the franchisee prior to hotel opening. The initial franchise and relicensing fees related to executed franchise agreements which include incentives, such as future potential rebates, are deferred and recognized when the incentive criteria are met or the agreement is terminated, whichever occurs first.
The Company may also enter into master development agreements (“MDAs”) with developers that grant limited exclusive development rights and preferential franchise agreement terms for one-time, non-refundable fees. When these fees are not contingent upon the number of agreements executed under the MDA, the Company recognizes these up-front fees over the MDAs’ contractual life. Fees that are contingent upon the execution of franchise agreements under the MDA are recognized as the franchise agreements are executed.
Royalty and marketing and reservation system revenues, which are typically based on a percentage of gross room revenues of each franchisee, are recorded when earned and receivable from the franchisee. An estimate of uncollectible revenue is charged to bad debt expense and included in selling, general and administrative (“SG&A”) and marketing and reservation expenses in the accompanying consolidated statements of income.
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
Marketing and Reservation Revenues and Expenses
The Company’s franchise agreements require the payment of certain marketing and reservation system fees, which are used exclusively by the Company for expenses associated with providing franchise services such as national marketing, media advertising, central reservation systems and technology services. The Company is contractually obligated to expend the marketing and reservation system revenue it collects from franchisees in accordance with the franchise agreements; as such, no income or loss to the Company is generated. In accordance with the franchise agreements, the Company includes in marketing and reservation expenses an allocation of costs for certain activities, such as human resources, facilities, legal, accounting, etc., required to carry out marketing and reservation activities.
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
Marketing and reservation system revenues not expended in the current year are carried over to the next fiscal year and expended in accordance with the franchise agreements. Shortfall amounts are similarly recovered in subsequent years. Cumulative excess or shortfall amounts from the operation of these programs are recorded as a marketing and reservation system payable or receivable. Under the terms of the franchise agreements, the Company may advance capital as necessary for marketing and reservation activities and recover such advances through future fees. The Company’s current assessment is that the credit risk associated with the marketing and reservation system receivable is partially mitigated due to the contractual right to recover these amounts from a large geographically dispersed group of franchisees.
The Company evaluates the receivable for marketing and reservation costs in excess of cumulative marketing and reservation system revenues earned on a periodic basis for collectability. The Company will record an allowance when, based on current information and events, it is probable that we will be unable to collect all amounts due for marketing and reservation activities according to the contractual terms of the franchise agreements. The receivables are considered to be uncollectible if the expected net, undiscounted cash flows from marketing and reservation activities are less than the carrying amount of the asset. Based on the Company’s analysis of projected net cash flows from marketing and reservation activities for all periods presented, the Company concluded that the receivable for marketing and reservation activities was fully collectible and as a result no allowance for possible losses was recorded.
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
Accounts Receivable and Credit Risk
Accounts receivable consist primarily of franchise and related fees due from hotel franchises and are recorded at the invoiced amount. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable. The Company determines the allowance considering historical write-off experience and a review of aged receivable balances. However, the Company considers its credit risk associated with trade receivables and the receivable for marketing and reservation system activities to be partially mitigated due to the dispersion of these receivables across a large number of geographically diverse franchisees.
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
Advertising Costs
The Company expenses advertising costs as the advertising occurs. Advertising expense was $73.8 million, $75.4 million and $81.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. Prepaid advertising at December 31, 2010 totaled $0.9 million and is included within other current assets in the accompanying consolidated balance sheets. There were no prepaid advertising costs recorded at December 31, 2011. The Company includes advertising costs primarily in marketing and reservation expenses on the accompanying consolidated statements of income.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2011 and 2010, $4.4 million and $2.8 million, respectively, of book overdrafts representing outstanding checks in excess of funds on deposit are included in accounts payable in the accompanying consolidated balance sheets.
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
Leased property meeting certain capital lease criteria is capitalized and the present value of the related lease payments is recorded as a liability. The present value of the minimum lease payments are calculated utilizing the lower of the Company’s incremental borrowing rate or the lessor’s interest rate implicit in the lease, if known by the Company. Amortization of capitalized leased assets is computed utilizing the straight-line method over either the shorter of the estimated useful life of the asset or the initial lease term and included in depreciation and amortization in the Company's consolidated statements of income. However, if the lease meets the bargain purchase or transfer of ownership criteria the asset shall be amortized in accordance with the Company’s normal depreciation policy for owned assets.
Assets Held for Sale
The Company considers property to be assets held for sale when all of the following criteria are met:

•	Management commits to a plan to sell an asset;

•	It is unlikely that the disposal plan will be significantly modified or discontinued;

•	The asset is available for immediate sale in its present condition;

•	Actions required to complete the sale of the asset have been initiated;

•	Sale of the asset is probable and the Company expects the completed sale will occur within one year; and

•	The asset is actively being marketed for sale at a price that is reasonable given its current market value.
Upon designation as an asset held for sale, the Company records the carrying value of each asset at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and ceases recording depreciation. If at any time these criteria are no longer met, subject to certain exceptions, the assets previously classified as held for sale are reclassified as held and used and measured individually at the lower of the following:

a.
the carrying amount before the asset was classified as held for sale, adjusted for any depreciation (amortization) expense that would have been recognized had the asset been continuously classified as held and used;

b.	the fair value at the date of the subsequent decision not to sell.
Valuation of Intangibles and Long-Lived Assets
The Company evaluates the potential impairment of property and equipment and other long-lived assets, including franchise rights and other definite-lived intangibles, on an annual basis or whenever an event or other circumstances indicates that the Company may not be able to recover the carrying value of the asset. Recoverability is measured based on net, undiscounted expected cash flows. Assets are considered to be impaired if the net, undiscounted expected cash flows are less than the carrying amount of the assets. Impairment charges are recorded based upon the difference between the carrying value and the fair value of the asset. The Company did not record any impairment of long-lived assets during the years ended

December 31, 2011 and 2010. During the year ended December 31, 2009, the Company recorded an impairment charge related to leasehold improvements for office space that was subleased. The Company determined the fair value of these impaired assets based on the present value of the corresponding sublease payments related to the use of the leasehold improvements. As a result, the Company recognized a $0.5 million charge in SG&A expense which represented the difference between the estimated fair value of the leasehold improvements and their carrying value. Significant management judgment is involved in developing these projections, and they include inherent uncertainties. If different projections had been used in the current period, the balances for non-current assets could have been materially impacted. Furthermore, if management uses different projections or if different conditions occur in future periods, future-operating results could be materially impacted.
The Company evaluates the impairment of goodwill and trademarks with indefinite lives on an annual basis, or during the year if an event or other circumstance indicates that the Company may not be able to recover the carrying amount of the asset. Since the Company has one reporting unit, the fair value of the Company’s net assets is used to determine if goodwill may be impaired. Indefinite life trademarks are considered to be impaired if the net, undiscounted expected cash flows associated with the trademark are less than their carrying amount. Based on assessments performed, the Company did not record any impairment of goodwill or trademarks with indefinite lives during the three years ended December 31, 2011.
Deferred Financing Costs
On August 10, 2010, the Company completed a $250 million senior unsecured note offering (“the Senior Notes”) that will mature on August 28, 2020. On February 24, 2011, the Company entered into a new $300 million senior unsecured revolving credit agreement ("Revolver") that will mature on February 24, 2016. Debt issuance costs incurred in connection with the Senior Notes and Revolver totaled $2.4 million and $2.4 million, respectively and are being amortized, on a straight-line basis, which is not materially different than the effective interest method, over the terms of the respective loans. As of December 31, 2011 and 2010, unamortized deferred financing costs were $4.1 million and $2.4 million, respectively and are included in other current and non-current assets in the accompanying consolidated balance sheets. Amortization of these costs is included in interest expense in the consolidated statements of income.
Sales Taxes
The Company presents taxes collected from customers and remitted to governmental authorities on a net basis and therefore they are excluded from revenues in the consolidated financial statements.
Use of Estimates
The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Foreign Operations
The United States dollar is the functional currency of the consolidated entities operating in the United States. The functional currency for the consolidated entities operating outside of the United States is generally the currency of the primary economic environment in which the entity primarily generates and expends cash. The Company translates the financial statements of consolidated entities whose functional currency is not the United States dollar into United States dollars. The Company translates assets and liabilities at the exchange rate in effect as of the financial statement date and translates income statement accounts using the weighted average exchange rate for the period. The Company includes translation adjustments from foreign exchange and the effect of exchange rate changes on inter-company transactions of a long-term investment nature as a separate component of shareholders’ equity. The Company reports foreign currency transaction gains and losses and the effect of inter-company transactions of a short-term or trading nature in SG&A expenses on the consolidated statements of income. Foreign currency transaction gains and losses for the years ended December 31, 2011, 2010 and 2009 were a $1.4 million loss, $0.2 million loss and a $0.1 million gain, respectively.
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
Variable Interest Entities
In accordance with the guidance for the consolidation of variable interest entities (“VIE”), the Company analyzes its variable interests, including loans, guarantees, and equity investments, to determine if the entity in which the Company has a variable interest is a variable interest entity. The analysis includes both quantitative and qualitative reviews. The analysis is based on the consideration of who has the power to direct those activities that most significantly impact the economic performance of the entity and who has the obligation to absorb the majority of losses or rights to receive benefits that could potentially be significant to the VIE. Quantitative and qualitative analyses are also utilized to determine if the Company must consolidate a variable interest entity as the primary beneficiary.
Guarantees
The Company has historically issued certain guarantees to support the growth of its brands. A liability is recognized for the fair value of such guarantees upon inception of the guarantee and upon any subsequent modification, such as renewals, when the Company remains contingently liable. The fair value of a guarantee is the estimated amount at which the liability could be settled in a current transaction between willing unrelated parties. The Company evaluates these guarantees on a quarterly basis.
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
In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20, which updated the guidance in ASC Topic 310, Receivables, related to disclosures about the credit quality of financing receivables and the allowance for credit losses. The new disclosures required disaggregated information related to financing receivables and include for each class of financing receivables, among other things: a roll forward for the allowance for credit losses, credit quality information, impaired loan information, modification information, non-accrual and past-due information. The disclosures as of the end of a reporting period are required for interim and annual reporting. The Company has updated its disclosures as appropriate.

2.	Other Current Assets
Other current assets consist of the following at:

	December 31, 2011	December 31, 2010
	(In thousands)
Land held for sale	$10,141	$11,089
Prepaid expenses	8,202	8,070
Notes receivable (See Note 3)	3,104	3,966
Other current assets	1,186	1,131
Total	$22,633	$24,256

Land held for sale represents the Company’s purchase of various parcels of real estate as part of its program to incent franchise development in strategic markets for certain brands. The Company has acquired this real estate with the intent to resell it to third-party developers for the construction of hotels operated under the Company’s brands. During the first quarter of 2011, the Company determined that one parcel of land no longer met the criteria to be classified as a current asset held for sale. As a result, the Company reclassified this land to other long-term assets on the Company’s consolidated balance sheets at the lower of its carrying amount or fair value. The Company determined that the carrying amount of the land exceeded its estimated fair value by approximately $1.8 million based on comparable sales. As a result, in the first quarter of 2011, the Company reduced the carrying amount of the land to its estimated fair value and recognized a $1.8 million loss in other gains and losses in the consolidated statements of income.

	Fair Value Measurements Using
	($ in millions)
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Land held for sale(1)	$1.3	$—	$1.3	$—	$(1.8)
 ___________________

(1)	Included in Other Assets

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
Mezzanine, and Other Notes Receivables
The Company has provided financing to franchisees in support of the development of properties in key markets. These notes include non-interest bearing receivables as well as notes bearing market interest rates. Non-interest bearing notes are recorded at their unamortized discounts. At December 31, 2011 and 2010, all discounts were fully amortized. Interest income associated with these notes receivable is reflected in the accompanying consolidated statements of income under the caption interest income.
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
The Company has determined that approximately $11.2 million and $10.8 million of its mezzanine and other notes receivable were impaired at December 31, 2011 and 2010, respectively. The Company has recorded an allowance for credit losses on these impaired loans at December 31, 2011 and 2010 totaling $8.2 million and $8.6 million resulting in a carrying value of impaired loans of $3.0 million and $2.2 million, respectively for which we had no related allowance for credit losses. The Company recognized approximately ten thousand dollars of interest income on impaired loans during the year ended December 31, 2011 on the cash basis. The Company did not recognize interest income on either the accrual or cash basis on its impaired loans during the year ended December 31, 2010. The Company has provided loan reserves on non-impaired loans totaling $0.2 million and $0.6 million at December 31, 2011 and 2010, respectively
Past due balances of mezzanine and other notes receivable by credit quality indicators are as follows:

	30-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Receivables
As of December 31, 2011	($ in thousands)
Senior	$—	$—	$—	$7,900	$7,900
Subordinated	—	9,773	9,773	4,219	13,992
	$—	$9,773	$9,773	$12,119	$21,892
As of December 31, 2010
Senior	$—	$—	$—	$3,846	$3,846
Subordinated	—	10,931	10,931	3,563	14,494
	$—	$10,931	$10,931	$7,409	$18,340
Loans Acquired with Deteriorated Credit Quality
On December 2, 2011, the Company acquired an $11.5 million mortgage, held on a franchisee hotel asset, from a financial institution for $7.9 million. At the time of acquisition, the Company determined that it would be unable to collect all contractually required payments under the original mortgage terms. The contractually required payments receivable, including principal and interest, under the terms of the acquired mortgage totaled $12.0 million. The Company expects to collect $9.7 million of these contractually required payments. No prepayments were considered in the determination of contractual cash flows and cash flows expected to be collected. At December 31, 2011, the carrying amount of this loan was $7.9 million and there was no allowance for uncollectable amounts. The Company's accretable yield at both the acquisition date and December 31, 2011 was $1.8 million or 7.36%.

Forgivable Notes Receivable
In certain instances, the Company may provide financing to franchisees for property improvements and other purposes in the form of forgivable promissory notes which bear interest at market rates. Under these promissory notes, the franchisee promises to repay the principal sum together with interest upon maturity unless certain conditions are met throughout the term of the promissory note. The principal sum and related interest are forgiven ratably over the term of the promissory note if the franchisee remains in the system in good standing. If during the term of the promissory note, the franchisee exits our franchise system or is not operating their franchise in accordance with our quality or credit standards, the Company may declare a default under the promissory note and commence collection efforts with respect to the full amount of the then-current outstanding principal and interest.
In accordance with the terms of the promissory notes, the initial principal sum and related interest are ratably reduced over the term of the loan on each anniversary date until the outstanding amounts are reduced to zero as long as the franchisee remains within the franchise system and operates in accordance with our quality and brand standards. As a result, the amounts recorded as an asset on the Company's consolidated balance sheet are also ratably reduced since the amounts forgiven no longer represent probable future economic benefits to the Company. The Company records the reduction of its recorded assets through amortization expense on its consolidated statements of income.
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
As of December 31, 2011 and 2010, the unamortized balance of these notes totaled $7.9 million and $7.8 million, respectively. The Company recorded an allowance for credit losses on these forgivable unsecured notes receivable of $0.8 million at both December 31, 2011 and 2010, respectively. At December 31, 2011, the Company did not have any forgivable unsecured notes that were past due. Amortization expense included in the accompanying consolidated statements of income related to the notes was $2.3 million, $1.9 million and $2.0 million for the years ended December 31, 2011, 2010 and 2009 respectively.

A summary of the Company's notes receivable and related allowances are as follows:

	December 31, 2011			December 31, 2010
	($ in thousands)			($ in thousands)
Credit Quality Indicator	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Total	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Total
Senior	$—	$7,900	$7,900	$—	$3,846	$3,846
Subordinated	—	13,992	13,992	—	14,494	14,494
Unsecured	7,948	—	7,948	7,753	—	7,753
Total notes receivable	7,948	21,892	29,840	7,753	18,340	26,093
Allowance for losses on non-impaired loans	795	225	1,020	775	613	1,388
Allowance for losses on receivables specifically evaluated for impairment	—	8,208	8,208	—	8,638	8,638
Total loan reserves	795	8,433	9,228	775	9,251	10,026
Net carrying value	$7,153	$13,459	$20,612	$6,978	$9,089	$16,067
Current portion, net	$102	$3,002	$3,104	$114	$3,852	$3,966
Long-term portion, net	7,051	10,457	17,508	6,864	5,237	12,101
Total	$7,153	$13,459	$20,612	$6,978	$9,089	$16,067

The Company classifies notes receivable due within one year as other current assets and notes receivable with a maturity greater than one year as other assets in the Company’s consolidated balance sheets.

The following table summarizes the activity related to the Company’s Forgivable Notes Receivable and Mezzanine & Other Notes Receivable allowance for losses from December 31, 2010 through December 31, 2011:

	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable
	(In thousands)
Balance, December 31, 2010	$775	$9,251
Provisions	269	713
Recoveries	(3)	(1,157)
Write-offs	(160)	(374)
Other(1)	(86)	—
Balance, December 31, 2011	$795	$8,433
(1) Consists of default rate assumption changes

4.	Property and Equipment
The components of property and equipment are:

	December 31,
	2011	2010
	(In thousands)
Land and land improvements	$2,490	$2,581
Facilities in progress and software under development	1,621	2,792
Computer equipment and software	99,050	100,472
Buildings and improvements	43,449	44,534
Furniture, fixtures and equipment	14,977	16,360
Capital lease	3,468	2,538
	165,055	169,277
Less: Accumulated depreciation and amortization	(113,063)	(113,615)
Property and equipment, at cost, net	$51,992	$55,662
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
Depreciation expense, excluding amounts attributable to marketing and reservation activities, for the years ended December 31, 2011, 2010 and 2009 was $2.6 million, $2.4 million and $2.8 million, respectively. Accumulated amortization of capital leases, included in accumulated depreciation and amortization above, at December 31, 2011 and 2010 totaled $0.6 million and $0.2 million, respectively.

5.	Goodwill, Franchise Rights and Other Intangibles
Goodwill relates to (i) the purchase price of a minority interest in the Company for consideration in excess of the recorded minority interest, (ii) the acquisition of 100% of the stock of Suburban Franchise Holding Company, Inc. and its wholly-owned subsidiary, Suburban Franchise Systems, Inc. (“Suburban Transaction”) and (iii) the acquisition of the remaining 60% ownership interest in Choice Hospitality (India) Ltd.

The components of goodwill are as follows:

	December 31,
	2011	2010
	(In thousands)
Minority interest	$60,620	$60,620
Suburban transaction	5,193	5,193
India acquisition (see Note 12)	192	228
Total	$66,005	$66,041
The Company is not required to amortize goodwill. The change in value of goodwill related to the India acquisition represents fluctuations in exchange rates.
Franchise rights totaling $13.5 million and $17.1 million at December 31, 2011 and 2010, respectively, represent the unamortized purchase price assigned to acquire long-term franchise contracts. As of December 31, 2011 and 2010, the unamortized balance relates primarily to the Econo Lodge, Suburban Extended Stay Hotel and Choice Hotels Australasia franchise rights. The franchise rights are being amortized over lives ranging from 5 to 17 years. Amortization expense for the years ended December 31, 2011, 2010 and 2009 amounted to $3.6 million, $4.2 million and $3.8 million, respectively. Franchise rights are net of accumulated amortization of $70.2 million and $66.6 million at December 31, 2011 and 2010, respectively.
The estimated annual amortization expense related to the Company’s franchise rights for each of the years ending December 31, 2012 through 2016 is as follows:

Year	(In millions)
2012	$3.5
2013	$3.5
2014	$3.3
2015	$2.3
2016	$0.4
Franchise rights and other identifiable intangible assets include approximately $3.8 million and $3.8 million of unamortized intangible assets related to trademarks at December 31, 2011 and 2010, respectively. Trademarks acquired in the Suburban Transaction totaling approximately $1.0 million have an indefinite life and therefore, no amounts have been amortized. The costs of registering and renewing existing trademarks are being amortized over ten years. Amortization expense for the years ended December 31, 2011, 2010 and 2009 amounted to $0.5 million, $0.6 million and $0.6 million, respectively. Trademarks are net of accumulated amortization of $6.4 million and $6.6 million at December 31, 2011 and 2010, respectively.
The estimated annual amortization expense related to the Company’s trademarks for each of the years ending December 31, 2012 through 2016 is as follows:

Year	(In millions)
2012	$0.5
2013	$0.5
2014	$0.4
2015	$0.4
2016	$0.3

6.	Receivable-Marketing and Reservation Fees
The Company’s franchise agreements require the payment of franchise fees, which include marketing and reservation system fees. The Company is obligated to use the marketing and reservation system revenues it collects from the current franchisees comprising its various hotel brands to provide marketing and reservation services appropriate to support the operation of the overall system. In discharging its obligation to provide sufficient and appropriate marketing and reservation services, the Company has the right to expend funds in an amount reasonably necessary to ensure the provision of such services, whether or not such amount is currently available to the Company for reimbursement. The franchise agreements provide the Company the right to advance monies to the franchise system when the needs of the system surpass the balances currently available. As a result, expenditures by the Company in support of marketing and reservation services in excess of available revenues are recorded as a receivable in the Company’s financial statements. Conversely, cumulative marketing and reservation system revenues not expended are recorded as a payable in the financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements.
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
The marketing fees receivable at December 31, 2011 and 2010 was $18.5 million and $17.0 million, respectively from cumulative marketing expenses incurred in excess of cumulative marketing revenues. As of December 31, 2011 and 2010, the reservation fees receivable related to cumulative reservation expenses incurred in excess of cumulative reservation revenues was $35.5 million and $25.5 million, respectively. Depreciation and amortization expense attributable to marketing and reservation activities for the years ended December 31, 2011, 2010 and 2009 was $13.3 million, $12.4 million and $10.3 million, respectively. Interest expense attributable to reservation activities was $4.1 million, $1.1 million and $0.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

7.	Other Assets
Other assets consist of the following at:

	December 31,
	2011	2010
	(In thousands)
Notes receivable (See Note 3)	$17,508	$12,101
Equity method investments	4,338	251
Deferred financing fees	3,351	2,102
Other assets	4,087	851
Total	$29,284	$15,305

8.	Accrued expenses
Accrued expenses consist of the following:

	December 31,
	2011	2010
	(In thousands)
Accrued compensation and benefits	$31,053	$25,934
Dividends payable	10,719	10,960
Termination benefits (see note 26)	4,522	3,269
Accrued interest	4,908	5,280
Other liabilities and contingencies	2,649	2,375
Total	$53,851	$47,818

9.	Deferred Revenue
Deferred revenue consists of the following:

	December 31,
	2011	2010
	(In thousands)
Loyalty programs	$64,636	$61,604
Initial, relicensing and franchise fees	3,198	4,631
Procurement services fees	957	1,052
Other	34	35
Total	$68,825	$67,322

10.	Other Non-Current Liabilities
Other non-current liabilities consist of the following at:

	December 31,
	2011	2010
	(In thousands)
Uncertain tax positions	$6,499	$8,080
Deferred rental expenses	7,751	7,158
Deferred revenue	793	1,046
Termination benefits (see note 26)	881	770
Other liabilities	136	220
Total	$16,060	$17,274
Uncertain tax positions have been recorded for potential exposures involving tax positions that could be challenged by taxing authorities.

11.	Debt
Debt consists of the following at:

	December 31,
	2011	2010
	(In thousands)
$250 million senior notes with an effective interest rate of 6.19% less discount of $0.6 million at both December 31, 2011 and 2010	$249,444	$249,379
$350 million senior unsecured revolving credit facility with an effective interest rate of 0.675% at December 31, 2010	—	200
Capital lease obligations due 2016 with an effective interest rate of 3.18% at December 31, 2011 and 2010	3,172	2,538
Other notes payable	89	57
Total debt	$252,705	$252,174
Less current portion	673	620
Total long-term debt	$252,032	$251,554

Scheduled principal maturities of debt as of December 31, 2011 were as follows:

Year Ending	Senior Notes	Capital Lease	Revolving Credit Facilities	Other Notes Payable	Total
		(In thousands)
2012	$—	$1,024	$—	$19	$1,043
2013	—	1,024	—	21	1,045
2014	—	1,024	—	23	1,047
2015	—	1,024	—	20	1,044
2016	—	598	—	6	604
Thereafter	249,444	—	—	—	249,444
Total payments	249,444	4,694	—	89	254,227
Less: Amount representing estimated executory costs	—	(1,281)	—	—	(1,281)
Less: Amounts representing interest	—	(241)	—	—	(241)
Net principal payments	$249,444	$3,172	$—	$89	$252,705
On February 24, 2011, the Company entered into a new $300 million senior unsecured revolving credit agreement (the “Revolver”), with Wells Fargo Bank, National Association, as administrative agent and a syndicate of lenders. Simultaneously with the closing of the Revolver, the $350 million unsecured revolving credit agreement dated as of June 2006 (the “Old Revolver”) was terminated. The Revolver provides for a $300 million unsecured revolving credit facility with a final maturity date on February 24, 2016. Up to $30 million of borrowings under the Revolver may be used for letters of credit and up to $20 million of borrowings under the Revolver may be used for swing-line loans.
The Revolver is unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Company's subsidiaries that currently guarantee the obligations under the Company's Indenture governing the terms of its 5.70% senior notes due 2020.
The Company may at any time prior to the final maturity date increase the amount of the Revolver by up to an additional amount of $150 million to the extent that any one or more of the lenders commit to being a lender for the additional amount and certain other customary conditions are met.
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
The Revolver requires that the Company and its restricted subsidiaries comply with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments and effecting mergers and/or asset sales. In addition, the Revolver imposes financial maintenance covenants requiring the Company to maintain a total leverage ratio of not more than 3.5 to 1.0 and an interest coverage ratio of at least 3.5 to 1.0. The Revolver includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Revolver to be immediately due and payable. At December 31, 2011 the Company was in compliance with all covenants under the Revolver.
The proceeds of the Revolver are used for general corporate purposes, including working capital, debt repayment, stock repurchases, dividends, investments and other permitted uses. At December 31, 2011, no amounts were outstanding under the
Revolver.
On August 25, 2010, the Company completed a $250 million senior unsecured note offering (“the Senior Notes”) at a discount of $0.6 million, bearing a coupon of 5.70% with an effective rate of 6.19%. The Senior Notes will mature on August 28, 2020, with interest on the Senior Notes to be paid semi-annually on February 28th and August 28th. The Company used the net proceeds from the offering, after deducting underwriting discounts and other offering expenses, to repay outstanding borrowings under the Old Revolver and other general corporate purposes. The Company’s Senior Notes are guaranteed jointly, severally, fully and unconditionally, subject to certain customary limitations, by eight 100%-owned domestic subsidiaries.
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
In the first quarter of 2010, the Company acquired the remaining 60% ownership interest in one of the Company’s master franchisees, Choice Hospitality (India) Ltd. (“CHN”), which conducts franchising operations in the Republics of India, Sri Lanka, Maldives and the Kingdom of Nepal for $0.6 million and began including the results of its operations in the Company’s financial statements on January 8, 2010. Prior to the acquisition, the Company owned 40% of the outstanding common stock of CHN with the remaining 60% of the outstanding stock owned by unrelated parties. The Company allocated the purchase price based on management’s assessment of the fair value of assets acquired and liabilities assumed as of January 8, 2010. The Company allocated $0.3 million of the excess of the total purchase price over the net tangible assets to franchise rights and the remaining $0.2 million to goodwill. The franchise rights are being amortized over their estimated useful life of 8 years. The pro forma results of operations as if this entity had been combined at the beginning of all periods presented would not be materially different from the Company’s reported results for those periods. During 2011 and 2010, the Company recognized in the accompanying statements of income, revenues of $1.0 million and $1.1 million, respectively including royalty, marketing and reservation system fees and other revenues from CHN.

13.	Foreign Operations
The Company conducts its international franchise operations through a combination of direct franchising and master franchising relationships. Master franchising relationships allow the use of the Company’s brands by third parties in foreign countries. Direct franchising operations are primarily conducted through wholly-owned subsidiaries. The Company has also made equity investments in certain non-domestic lodging franchise companies that conduct franchise operations for the Company’s brands under master franchise relationships. Revenues generated by foreign operations, including royalty, marketing and reservations system fees and other revenues, for the years ended December 31, 2011, 2010 and 2009 were $54.6 million, $46.6 million and $41.6 million respectively. Net income, including equity in the income of equity method investments, attributable to the Company's year ended December 31, 2011, 2010 and 2009 foreign operations were $11.8 million, $10.6 million, and $9.4 million, respectively.
Choice Hotels Franchise GmbH
Choice Hotels Franchise GmbH (“CHG”), a wholly-owned subsidiary, conducts franchising operations in the central European countries of Austria, Germany, Italy, Poland, the Czech Republic, and portions of Switzerland. During the years ended December 31, 2011, 2010 and 2009, the Company recognized in the accompanying consolidated statements of income, revenues of $2.6 million, $2.3 million and $2.4 million, respectively, including royalty, marketing and reservation system fees and other revenues from CHG.
Choice Hotels France SAS
Choice Hotels France SAS (“CHF”), a wholly-owned subsidiary, conducts franchising operations in the European countries of France, Belgium, Portugal, Spain and portions of Switzerland. During 2011, 2010 and 2009, the Company recognized in the accompanying consolidated statements of income, revenues of $6.6 million, $5.6 million and $6.1 million, respectively, including royalty, marketing and reservation system fees and other revenues from CHF.
Choice Hotels Licensing B.V.
The Company conducts direct franchising operations in the United Kingdom through its wholly-owned subsidiary, Choice Hotels Licensing B.V. (“CHL”). During 2011, 2010 and 2009, the Company recognized in the accompanying statements of income, revenues of $3.4 million, $3.0 million and $3.0 million, respectively, including royalty, marketing and reservation system fees and other revenues from CHL related to the United Kingdom.

Choice Hotels Australasia
Choice Hotels Australasia Pty. Ltd. (“CHA”), a wholly-owned subsidiary, conducts direct franchising operations in Australia, New Zealand, Singapore and Papua New Guinea. During 2011, 2010 and 2009, the Company recognized in the accompanying consolidated statements of income, revenues of $13.9 million, $11.3 million and $8.7 million respectively, including royalty, marketing and reservation system fees and other revenues from CHA.
Choice Hotels Canada, Inc. & Choice Hotels International Licensing ULC
The Company conducts operations in Canada for all brands except Cambria Suites, Mainstay Suites and Suburban Extended Stay Hotel through Choice Hotels Canada, Inc. ("CHC") and through Choice Hotels International Licensing ULC ("CHIL"), a wholly-owned subsidiary for its extended stay brands and Cambria Suites. The Company has a 50% interest in Choice Hotels Canada, Inc. (“CHC”), a joint venture with a third party. During 2011, 2010 and 2009, the Company recorded $1.5 million, $1.3 million, and $1.1 million respectively, based on CHC’s results for the twelve months ended November 30, 2011, 2010 and 2009 of equity method income related to this investment in the accompanying consolidated statements of income. The Company received dividends from CHC of $1.1 million, $1.2 million and $1.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. During 2011, 2010 and 2009, the Company recognized in the accompanying consolidated statements of income, revenues of $14.0 million, $12.3 million and $10.6 million, respectively, including royalty, marketing and reservation system fees and other revenues from CHC and CHIL.

14.	Pension Plan
The Company sponsors an unfunded non-qualified defined benefit plan (“SERP”) for certain senior executives. The Company accounts for the SERP in accordance with applicable guidance which requires the Company to (a) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit post-retirement plan in the year in which the changes occur. The plan assets and benefit obligations are measured as of the Company’s fiscal year end. No assets are held with respect to the SERP, therefore benefits are funded as paid to participants.
For the years ended December 31, 2011, 2010 and 2009, the Company recorded $0.5 million, $0.5 million and $2.4 million, respectively for the expenses related to the SERP which are included in SG&A expense in the accompanying consolidated statements of income.
The following table presents the components of net periodic benefit costs for the three years ended December 31, 2011:

	Years ended December 31,
	2011	2010	2009
	(In thousands)
Components of net periodic pension cost:
Service cost	$—	$—	$404
Interest cost	541	538	591
Amortization
Prior service cost	—	—	230
Loss	—	—	—
	541	538	1,225
Curtailment	—	—	1,209
Net periodic pension cost	$541	$538	$2,434
Weighted average assumptions:
Discount rate	4.50%	5.50%	6.00%
Curtailment
During the fourth quarter of 2009, the Company amended the terms of the SERP to freeze participant benefits effective December 31, 2009. The amendment of the plan terms constituted a significant event and required the Company to recognize a curtailment loss as part of its 2009 net periodic pension cost. The curtailment loss was equal to unrecognized prior service costs for all employees which totaled approximately $2.3 million The curtailment loss was partially offset by a $1.1 million gain related to the elimination of future participant salary increases for vested participants as well as the removal of liabilities for non-vested participants. These items resulted in a net curtailment loss of $1.2 million for the year ended December 31, 2009.
The following is a reconciliation of the changes in the projected benefit obligation for the years ended December 31, 2011 and 2010:

	December 31,
	2011	2010
	(In thousands)
Projected benefit obligation, beginning of year	$10,034	$9,176
Interest cost	541	538
Actuarial loss (gain)	1,735	734
Benefit payments	(414)	(414)
Projected benefit obligation, end of year	$11,896	$10,034
The amounts in accumulated other comprehensive income (loss) that have not yet been recognized as components of net periodic benefit costs at December 31, 2011 are as follows:

(In thousands)
Transition asset (obligation)	$—
Prior service cost	—
Accumulated loss	2,375
Total	$2,375

The net periodic pension costs for the year ended December 31, 2012 reflect the 2009 amendment of the SERP which froze participant benefits. As a result of freezing the benefits, future service cost and unrecognized prior service cost amortizations have been eliminated. The components of projected net periodic pension cost for the year ended December 31, 2012 are as follows:

(In thousands)
Service cost	$—
Interest cost	526
Amortization	—
Prior service cost	—
Loss	128
Net periodic benefit cost	$654
The SERP projected benefit obligation was included as a liability in the current and long-term deferred compensation and retirement plan obligations in the accompanying consolidated balance sheets totaling $11.9 million and $10.0 million at December 31, 2011 and 2010, respectively. The accumulated benefit obligation at December 31, 2011 and 2010 was equal to the projected benefit obligation due to the 2009 amendment which froze participant benefits under the SERP.
On December 26, 2011, the Company's board of directors approved the termination of the SERP effective immediately. The Company will effectuate the termination of the SERP through the payment of lump sum distributions to all SERP participants based upon the actuarial equivalent commuted lump sum value of the full accrued benefit earned by each such participant, using actuarial and other assumptions that have not yet been determined. The Company expects to complete the settlement of the plan benefits prior to December 31, 2012. Based on the assumptions chosen to calculate the lump sum value of distributions, the actual settlement of the SERP liability may differ from the Company's current estimate of the projected benefit obligation resulting in a settlement gain or loss in 2012.

Expected benefit payments at December 31, 2011 for the next five years and the five years thereafter are as follows:

Year	(In thousands)
2012	$11,896
2013	—
2014	—
2015	—
2016	—
Five years or more	—

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
In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan (“EDCP”) which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust. Prior to January 1, 2010, participants could elect an investment return of either the annual yield of the Moody’s Average Corporate Bond Rate Yield Index plus 300 basis points, or a return based on a selection of available diversified investment options. Effective January 1, 2010, the Moody’s Average Corporate Bond Rate Yield Index plus 300 basis points is no longer an investment option for salary deferrals made on compensation earned after December 31, 2009. The Company recorded current and long-term deferred compensation liabilities of $17.2 million and $17.6 million at December 31, 2011 and 2010, respectively, related to these deferrals and credited investment returns. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. Compensation expense recorded in SG&A for the years ended December 31, 2011, 2010 and 2009 were $0.8 million, $0.9 million and $1.1 million, respectively.
The Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that partially offset the earnings credited to the participants. The diversified investments held in the trusts totaled $14.2 million and $13.6 million as of December 31, 2011 and 2010, respectively, and are recorded at their fair value, based on quoted market prices. At December 31, 2011, the Company expects $12.1 million of the assets held in the trust to be distributed during the year ended December 31, 2012 to participants or to the Company to reimburse it for prior year participant distributions. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment gains (losses) during the years ended December 31, 2011, 2010 and 2009 of $(0.1) million, $1.4 million and $3.7 million respectively.
In 1997, the Company adopted the Choice Hotels International, Inc. Non-Qualified Retirement Savings and Investment Plan (“Non-Qualified Plan”). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. As of December 31, 2011 and 2010, the Company had recorded a deferred compensation liability of $10.4 million and $10.6 million, respectively related to these deferrals. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. The net increase (decrease) in compensation expense recorded in SG&A for the years ended December 31, 2011, 2010 and 2009 were $(0.5) million, $0.8 million and $1.9 million, respectively.
The diversified investments held in the trusts were $9.5 million and $9.7 million as of December 31, 2011 and 2010, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment gains (losses) during the years ended December 31, 2011, 2010 and 2009 of $(0.5) million, $0.7 million and $1.9 million respectively. In addition, the Non-Qualified Plan held shares of the Company’s common stock with a market value of $0.9 million at both December 31, 2011 and 2010.

16.	Fair Value Measurements
The Company estimates the fair value of its financial instruments utilizing a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. There have been no significant transfers into or out of Level 1 or Level 2 inputs during the year ended December 31, 2011. The following summarizes the three levels of inputs, as well as the assets that the Company values using those levels of inputs.
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

	Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets (in thousands)
As of December 31, 2011
Money market funds, included in cash and cash equivalents	$20,001	$—	$20,001	$—
Mutual funds(1)	21,534	21,534	—	—
Money market funds(1)	2,238	—	2,238	—
	$43,773	$21,534	$22,239	$—
As of December 31, 2010
Money market funds, included in cash and cash equivalents	$10,001	$—	$10,001	$—
Mutual funds(1)	20,917	20,917	—	—
Money market funds(1)	2,448	—	2,448	—
	$33,366	$20,917	$12,449	$—
____________________________

(1)	Included in Investments, employee benefit plans, fair value on consolidated balance sheets.
The Company believes that the fair values of its current assets and current liabilities approximate their reported carrying amounts due to the short-term nature of these items. In addition, the interest rates of the Company’s Revolver adjust frequently based on current market rates; accordingly its carrying amount approximates fair value.
The Company estimates the fair value of its long-term debt, excluding leases, using quoted market prices. At December 31, 2011, the long-term debt, excluding leases, had an approximate fair value of $267.7 million.

17.	401(k) Retirement Plan
The Company sponsors a 401(k) retirement plan for all eligible employees. For the years ended December 31, 2011, 2010 and 2009, the Company recorded compensation expense of $3.6 million, $3.4 million and $3.7 million, respectively, representing matching contributions for plan participants. In accordance with the safe harbor matching provisions of the plan, the Company matches plan participant contributions in cash as bi-weekly deductions are made.

18.	Income Taxes
Total pretax income, classified by source of income, was as follows:

	Years ended December 31,
	2011	2010	2009
	(In thousands)
U.S.	$138,102	$140,511	$135,927
Outside the U.S.	19,955	17,700	14,707
Total pretax income	$158,057	$158,211	$150,634

The provision for income taxes, classified by the timing and location of payment, was as follows:

	Years ended December 31,
	2011	2010	2009
	in thousands
Current tax expense
Federal	$40,642	$48,494	$41,833
State	2,629	3,609	3,436
Foreign	1,712	1,892	1,571
Deferred tax (benefit) expense
Federal	2,151	(3,264)	5,452
State	544	310	85
Foreign	(17)	(271)	7
Income taxes	$47,661	$50,770	$52,384

Net deferred tax assets consisted of:

	December 31,
	2011	2010
	(In thousands)
Property, equipment and intangible assets	$(9,875)	$(8,193)
Accrued compensation	20,553	19,107
Accrued expenses	5,302	11,424
Foreign operations	66	313
Capital loss carryovers	1,047	951
Deferred tax asset on unrecognized tax positions	2,138	954
Other	650	308
Net deferred tax assets	$19,881	$24,864

Balance sheet presentation:

	December 31,
	2011	2010
	(In thousands)
Current deferred tax assets (liability)	$(2,784)	$429
Non-current net deferred tax assets	22,665	24,435
Net deferred tax assets	$19,881	$24,864

The statutory United States federal income tax rate reconciles to the effective income tax rates as follows:

	Years ended December 31,
	2011	2010	2009
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.7%	1.6%	1.7%
Benefits and taxes related to foreign operations	(3.4)%	(2.7)%	(2.4)%
Unrecognized tax positions	(0.8)%	1.3%	(0.3)%
Adjustment to current and deferred taxes, prior years	(0.9)%	(2.1)%	—%
Other	(1.5)%	(1.0)%	0.8%
Effective income tax rates	30.1%	32.1%	34.8%

In 2011 and 2010, the effective income tax rates were 30.1% and 32.1%, respectively. The effective income tax rate for the year ended December 31, 2011 was lower than the United States federal statutory rate of 35% primarily due to the impact of foreign operations, $1.4 million of changes in unrecognized tax positions and the identification of $2.8 million of additional federal tax benefits, partially offset by state income taxes. Additionally, an adjustment to our current federal taxes payable of $1.4 million reduced the effective tax rate. The effective income tax rate for the year ended December 31, 2010 was lower than the United States federal statutory rate of 35% primarily due to a $3.3 million adjustment to our deferred tax assets and the identification of $1.6 million of additional federal income tax benefits, partially offset by an increase of $1.6 million related to the identification of unrecognized tax positions. The effective income tax rate for 2010 was also impacted by the effect of foreign operations, partially offset by state income taxes.
As of December 31, 2011 and 2010, the Company’s gross unrecognized tax benefits totaled $4.6 million and $6.0 million, respectively. It is expected that $4.6 million of the total as of December 31, 2011 would favorably affect the effective tax rate if resolved in the Company’s favor. The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

	2011	2010	2009
	(In thousands)
Balance, January 1	$6,017	$4,246	$5,673
Changes for tax positions of prior years	173	(18)	(33)
Increases for tax positions related to the current year	2,062	2,563	667
Settlements and lapsing of statutes of limitations	(3,682)	(774)	(2,061)
Balance, December 31	$4,570	$6,017	$4,246
It is reasonably possible that the Company’s unrecognized tax benefits could decrease within the next 12 months by as much as $1.4 million due to settlements and the expiration of applicable statutes of limitations.
The Company is generally no longer subject to income tax examinations for years prior to 2008. The practice of the Company is to recognize interest and penalties related to income tax matters in the provision for income taxes. The Company did not incur any material interest or penalties for 2011, incurred $1.3 million in 2010 and did not incur any material amounts for 2009. The Company had $1.9 million and $2.1 million of accrued interest and penalties at December 31, 2011 and 2010, respectively.

Deferred United States income taxes have not been recorded for temporary differences related to investments in certain foreign subsidiaries and corporate joint ventures. These temporary differences consisted primarily of undistributed earnings considered permanently invested in operations outside the United States. Determination of the deferred income tax liability on these unremitted earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

19.	Share-Based Compensation and Capital Stock
The Company recognizes compensation cost related to share-based payment transactions in the financial statements based on the fair value of the equity or liability instruments issued. Compensation expense related to the fair value of share-based awards is recognized over the requisite service period based on an estimate of those awards that will ultimately vest. The Company estimates the share-based compensation expense for awards that will ultimately vest at the inception of the grant. Over the life of the grant, the estimate of share-based compensation expense for awards with performance and/or service requirements is adjusted so that compensation cost is recognized only for awards that ultimately vest.
The Company has calculated a pool of income tax benefits that are available to absorb future income tax shortfalls that can result from the exercise or maturity of stock awards. The Company has calculated its windfall pool under the short-cut method based on the actual income tax benefits received from exercises and maturities of stock awards granted after October 15, 1997.
The Company has stock compensation plans pursuant to which it is authorized to grant stock-based awards of up to 4.6 million shares of the Company’s common stock, of which 1.8 million shares remain available for grant as of December 31, 2011. The Company’s policy allows the issuance of new or treasury shares to satisfy stock-based awards. Restricted stock, stock options, stock appreciation rights and performance share awards may be granted to officers, key employees and non-employee directors with contractual terms set by the Compensation Committee of the Board of Directors.
Stock Options
The Company granted approximately 0.2 million, 0.3 million and 0.5 million options to certain employees of the Company at a fair value of approximately $2.1 million, $2.6 million and $4.0 million during the years ended December 31, 2011, 2010 and 2009, respectively. The stock options granted by the Company had an exercise price equal to the market price of the Company’s common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2011	2010	2009
Risk-free interest rate	2.10%	2.19%	1.82%
Expected volatility	39.51%	41.92%	39.71%
Expected life of stock option	4.4 years	4.4 years	4.4 years
Dividend yield	1.79%	2.26%	2.74%
Requisite service period	4 years	4 years	4 years
Contractual life	7 years	7 years	7 years
Weighted average fair value of options granted (per option)	$12.42	$10.07	$7.41
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
The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2011 was $9.1 million and $5.6 million, respectively. The total intrinsic value of options exercised during the year ended December 31, 2011, 2010 and 2009 was $2.8 million, $2.0 million and $12.6 million, respectively.
The Company received $3.8 million, $2.5 million, and $9.2 million in proceeds from the exercise of 0.2 million, 0.1 million, and 0.8 million employee stock options during the years ended December 31, 2011, 2010 and 2009, respectively.

The following table summarizes information about stock options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2011	Weighted Average Exercise Price
$ 0.00 to $19.50	53,824	1.0 years	$10.72	53,824	$10.72
$19.51 to $29.25	377,128	4.1 years	$27.00	187,149	$27.00
$29.26 to $34.12	481,288	4.8 years	$32.59	259,032	$32.45
$34.13 to $39.00	327,764	3.2 years	$35.55	265,363	$35.68
$39.01 to $43.87	251,045	5.3 years	$40.97	105,114	$40.58
$43.88 to $48.75	82,677	4.1 years	$48.73	82,677	$48.73
	1,573,726	4.2 years	$33.30	953,159	$33.36

Restricted Stock
The following table is a summary of activity related to restricted stock grants to non-employee directors and key employees for the year ended December 31:

	2011	2010	2009
Restricted shares granted	247,298	279,157	262,128
Weighted average grant date fair value per share	$38.84	$33.07	$27.28
Aggregate grant date fair value ($000)	$9,604	$9,233	$7,150
Restricted shares forfeited	68,580	41,796	43,408
Vesting service period of shares granted	1-4 years	3-4 years	3-4 years
Grant date fair value of shares vested ($000)	$6,662	$6,222	$5,572
Compensation expense related to the fair value of these awards is recognized straight-line over the requisite service period based on those restricted stock grants that ultimately vest. The fair value of grants is measured by the market price of the Company’s common stock on the date of grant. Restricted stock awards generally vest ratably over the service period beginning with the first anniversary of the grant date. Awards granted to retirement eligible non-employee directors are recognized over the shorter of the requisite service period or the length of time until retirement since the terms of the grant provide that awards will vest upon retirement.
Performance Vested Restricted Stock Units
The Company has granted performance vested restricted stock units (“PVRSU”) to certain employees. The fair value is measured by the market price of the Company’s common stock on the date of grant. The vesting of these stock awards is contingent upon the Company achieving performance targets at the end of specified performance periods and the employees’ continued employment. The performance conditions affect the number of shares that will ultimately vest. The range of possible stock-based awards vesting is generally between 0% and 200% of the initial target. If a minimum of 50% of the performance target is not attained then no awards will vest under the terms of the various PVRSU agreements. Compensation expense related to these awards is recognized over the requisite period based on the Company's estimate of the achievement of the various performance targets. The Company has currently estimated that between 0% and 130% of the various award targets will be achieved. Compensation expense is recognized ratably over the requisite service period only on those PVRSUs that ultimately vest.

The following table is a summary of activity related to PVRSU grants during the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Performance vested restricted stock units granted at target	25,036	33,517	9,588
Weighted average grant date fair value per share	$41.25	$32.60	$26.88
Average aggregate grant date fair value ($000)	$1,033	$1,093	$258
Stock units forfeited	43,179	13,110	6,046
Requisite service period	3 years	3 years	2 years
During the year ended December 31, 2011, no PVRSU grants vested and 43,179 units were forfeited. PVRSU grants forfeited included 39,070 units that were forfeited since the Company did not achieve the minimum performance conditions contained in the stock awards and 4,109 related to employee terminations. During the year ended December 31, 2010, PVRSU grants totaling 10,880 vested at a fair value of $0.4 million. These PVRSU grants were initially granted at a target of 15,541 units, however, since the Company achieved only 70% of the targeted performance conditions contained in the stock awards, 4,661 units were forfeited. In addition, during the year ended December 31, 2010, 4,989 units were forfeited since the performance targets of the applicable PVRSU grant were not achieved and 3,460 were forfeited due to employee terminations. During the year ended December 31, 2009, PVRSU grants totaling 19,761 vested at a fair value of $1.0 million. These PVRSU grants were initially granted at a target of 14,638 units, however, since the Company exceeded targeted performance conditions contained in the stock awards by 35%, an additional 5,123 shares were earned and issued. All PVRSU units forfeited during the year ended December 31, 2009 were related to employee terminations.
A summary of stock-based award activity as of December 31, 2011, 2010 and 2009 and the changes during the years are presented below:

	2011
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	1,732,674	$31.43		592,131	$31.81	127,912	$33.43
Granted	166,306	$41.25		247,298	$38.84	25,036	$41.25
Exercised/Vested	(175,386)	$21.92		(205,222)	$32.46	—	$—
Forfeited/Expired	(149,868)	$33.76		(68,580)	$33.55	(43,179)	$32.53
Outstanding at December 31, 2011	1,573,726	$33.30	4.2 years	565,627	$34.43	109,769	$35.57
Options exercisable at December 31, 2011	953,159	$33.36	3.8 years

	2010
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2010	1,658,844	$30.05		539,341	$31.68	118,385	$34.58
Granted	261,137	$32.84		279,157	$33.07	33,517	$32.60
Exercised/Vested	(123,109)	$19.96		(184,571)	$33.71	(10,880)	$40.65
Forfeited/Expired	(64,198)	$23.53		(41,796)	$30.31	(13,110)	$35.70
Outstanding at December 31, 2010	1,732,674	$31.43	4.4 years	592,131	$31.81	127,912	$33.43
Options exercisable at December 31, 2010	792,499	$31.73	3.5 years

	2009
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2009	1,950,783	$24.03		482,236	$34.93	129,481	$37.00
Granted	537,006	$27.02		262,128	$27.28	9,588	$26.88
Exercised/Vested	(764,612)	$11.98		(161,615)	$34.48	(19,761)	$48.72
Performance-Based Leveraging*	—	$—		—	$—	5,123	$48.72
Forfeited/Expired	(64,333)	$37.13		(43,408)	$30.79	(6,046)	$39.95
Outstanding at December 31, 2009	1,658,844	$30.05	5.4 years	539,341	$31.68	118,385	$34.58
Options exercisable at December 31, 2009	576,577	$27.67	4.4 years
____________________________

*
PVRSU grants outstanding at January 1, 2009 have been increased by 5,123 units due to the Company exceeding the targeted performance conditions contained in PVRSUs granted in prior periods during the year ended December 31, 2009.

The components of the Company’s pretax stock-based compensation expense and associated income tax benefits are as follows for the years ended December 31:

(in millions)	2011	2010	2009
Stock options	$2.8	$2.4	$2.8
Restricted stock	7.7	6.8	6.4
Performance vested restricted stock units	0.7	(0.3)	(0.2)
Total	$11.2	$8.9	$9.0
Income tax benefits	$4.1	$3.3	$3.4

During 2011 and 2010, the Company revised its estimate of the projected achievement of various performance conditions that affect the number of PVRSUs that will ultimately vest. As a result, previously recognized stock-based compensation costs related to these PVRSUs has been increased by $0.1 million during the year ended December 31, 2011 and reduced by $0.8 million and $0.9 million during the years ended December 31, 2010 and 2009, respectively.

In conjunction with the termination of certain Company officers, stock option and restricted stock compensation expense for the year ended December 31, 2011 includes an additional $0.2 million and $0.5 million, respectively of expense related to the acceleration of award vesting conditions. Stock option and restricted stock compensation for the year ended December 31, 2009 also included an additional $0.5 million and $0.2 million, respectively of expense related to the acceleration of award vesting conditions for terminated Company officers.
The total unrecognized compensation costs related to stock-based awards that have not yet vested and the related weighted average amortization period over which the costs are to be recognized as of December 31, 2011 are as follows:

	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Amortization Period
	(in millions)
Stock options	$3.3	2.2 years
Restricted stock	12.3	2.4 years
Performance vested restricted stock units	0.9	1.7 years
Total	$16.5
Dividends
During the year ended December 31, 2011 and 2010, the Company's board of directors declared quarterly cash dividends at an annual rate of $0.74 per share totaling $43.7 million and $43.8 million, respectively
Share Repurchases and Redemptions
The Company announced a stock repurchase program on June 25, 1998 to return excess capital to its shareholders. Treasury stock activity is recorded at cost in the accompanying consolidated financial statements. During 2011 and 2010, the Company repurchased 1.6 million and 0.3 million shares of its common stock under the repurchase program at a total cost of $51.0 million and $8.7 million, respectively. Through December 31, 2011, the Company repurchased 44.8 million shares of its common stock (including 33.0 million prior to the two-for-one stock split effected in October 2005) under the share repurchase program at a total cost of $1.1 billion.
During 2011, the Company redeemed 67,426 shares of common stock at a total cost of $2.6 million from employees to satisfy statutory minimum tax-withholding requirements from the vesting of restricted stock grants. During 2010, the Company redeemed 76,485 shares of common stock at a total cost of $2.5 million from employees to satisfy statutory minimum tax-withholding requirements from the vesting of restricted stock and PVRSU grants. These redemptions were outside the share repurchase program initiated in June 1998.

20.	Comprehensive Income
The components of accumulated other comprehensive income (loss) is as follows:

	December 31,
	2011	2010	2009
	(in thousands)
Foreign currency translation adjustments	$2,155	$1,540	$275
Deferred loss on cash flow hedge	(7,469)	(8,331)	—
Changes in pension benefit obligation recognized in other comprehensive income (loss)	(1,487)	(401)	58
Total accumulated other comprehensive income (loss)	$(6,801)	$(7,192)	$333

Total other comprehensive income (loss) for years ended 2011, 2010 and 2009 is as follows:

	Amount Before Taxes	Income Tax (Expense)/ Benefit	Amount Net of Taxes
	(In thousands)
2011
Foreign currency translation adjustment, net	$615	$—	$615
Amortization of loss on cash flow hedge	862	—	862
Actuarial pension loss	(1,735)	649	(1,086)
Total other comprehensive income	$(258)	$649	$391
2010
Foreign currency translation adjustment, net	$1,265	$—	$1,265
Settlement of forward starting interest rate swap agreement	(8,663)	—	(8,663)
Amortization of loss on cash flow hedge	332	—	332
Actuarial pension loss	(734)	275	(459)
Total other comprehensive loss	$(7,800)	$275	$(7,525)
2009
Foreign currency translation adjustment, net	$2,213	$—	$2,213
Amortization of pension related costs
Prior service costs	230	(86)	144
Actuarial pension gain	263	(98)	165
Net pension curtailment and re-measurement	2,051	(768)	1,283
Total other comprehensive income	$4,757	$(952)	$3,805
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

21.	Earnings Per Share
The computation of basic and diluted earnings per common share is as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Computation of Basic Earnings Per Share:
Net income	$110,396	$107,441	$98,250
Income allocated to participating securities	(1,099)	(1,109)	(906)
Net income available to common shareholders	$109,297	$106,332	$97,344
Weighted average common shares outstanding—basic	58,862	58,953	59,514
Basic earnings per share	$1.86	$1.80	$1.64
Computation of Diluted Earnings Per Share:
Net income	$110,396	$107,441	$98,250
Income allocated to participating securities	(1,098)	(1,108)	(905)
Net income available to common shareholders	$109,298	$106,333	$97,345
Weighted average common shares outstanding—basic	58,862	58,953	59,514
Diluted effect of stock options and PVRSUs	72	88	156
Weighted average shares outstanding-diluted	58,934	59,041	59,670
Diluted earnings per share	$1.85	$1.80	$1.63
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
At December 31, 2011, 2010, and 2009, the Company had 1.6 million, 1.7 million and 1.7 million outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the period, unless the stock options would be anti-dilutive. For years ended December 31, 2011, 2010, and 2009, the Company excluded 0.7 million, 0.6 million and 0.9 million of anti-dilutive stock options from the diluted earnings per share calculation, respectively.
PVRSUs are also included in the diluted earnings per share calculation assuming the performance conditions have been met at the reporting date. However, at December 31, 2011, 2010, and 2009, PVRSUs totaling 109,769, 127,912 and 102,844 respectively, were excluded from the computation since the performance conditions had not been met at the reporting date.

22.	Operating Leases

The Company enters into operating leases primarily for office space, office equipment and transportation vehicles. Minimum rents as defined in the Company’s lease agreements including rent escalations, rent holidays and rental concessions are recognized on the straight-line basis over the non-cancellable lease term. Payments made to or on behalf of the Company for leasehold improvement incentives are considered reductions in rental expense and are amortized on a straight-line basis over the non-cancellable lease term. Rental expense under non-cancelable operating leases was approximately $8.4 million, $8.4 million and $6.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Company received sublease rental income related to real estate leased to third-parties totaling $0.3 million, $0.3 million and $0.2 million during the years ended December 31, 2011, 2010 and 2009, respectively.

Future minimum lease payments are as follows:

	2012	2013	2014	2015	2016	Thereafter	Total
	(In thousands)
Minimum lease payments	$8,498	$9,074	$9,410	$9,721	$9,786	$57,589	$104,078
Minimum sublease rentals	(295)	(304)	(128)	—	—	—	(727)
	$8,203	$8,770	$9,282	$9,721	$9,786	$57,589	$103,351

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

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Year Ended December 31, 2011
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$219,699	$104,898	$34,491	$(111,848)	$247,240
Initial franchise and relicensing fees	13,439	—	118	—	13,557
Procurement services	17,619	—	—	—	17,619
Marketing and reservation	298,797	329,831	18,555	(298,147)	349,036
Other items, net	6,341	4,356	644	—	11,341
Total revenues	555,895	439,085	53,808	(409,995)	638,793
OPERATING EXPENSES:
Selling, general and administrative	107,520	92,887	17,845	(111,848)	106,404
Marketing and reservation	310,677	319,270	17,236	(298,147)	349,036
Other items, net	2,824	7,782	884	—	11,490
Total operating expenses	421,021	419,939	35,965	(409,995)	466,930
Operating income	134,874	19,146	17,843	—	171,863
OTHER INCOME AND EXPENSES, NET:
Interest expense	16,815	(3,886)	10	—	12,939
Equity in earnings of consolidated subsidiaries	(30,595)	—	—	30,595	0
Other items, net	(789)	647	1,009	—	867
Total other income and expenses, net	(14,569)	(3,239)	1,019	30,595	13,806
Income before income taxes	149,443	22,385	16,824	(30,595)	158,057
Income taxes	39,047	8,023	591	—	47,661
Net income	$110,396	$14,362	$16,233	$(30,595)	$110,396

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Year Ended December 31, 2010
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$205,668	$94,649	$30,035	$(100,256)	$230,096
Initial franchise and relicensing fees	9,295	—	—	—	9,295
Procurement services	17,207	—	—	—	17,207
Marketing and reservation	283,769	312,882	16,349	(283,754)	329,246
Other items, net	6,028	4,038	166	—	10,232
Total revenues	521,967	411,569	46,550	(384,010)	596,076
OPERATING EXPENSES:
Selling, general and administrative	96,451	83,162	15,183	(100,256)	94,540
Marketing and reservation	298,416	300,159	14,425	(283,754)	329,246
Other items, net	3,578	7,138	812	—	11,528
Total operating expenses	398,445	390,459	30,420	(384,010)	435,314
Operating income	123,522	21,110	16,130	—	160,762
OTHER INCOME AND EXPENSES, NET:
Interest expense	7,626	(952)	6	—	6,680
Equity in earnings of consolidated subsidiaries	(37,079)	—	—	37,079	0
Other items, net	(501)	(2,110)	(1,518)	—	(4,129)
Total other income and expenses, net	(29,954)	(3,062)	(1,512)	37,079	2,551
Income before income taxes	153,476	24,172	17,642	(37,079)	158,211
Income taxes	46,035	3,113	1,622	—	50,770
Net income	$107,441	$21,059	$16,020	$(37,079)	$107,441

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

Choice Hotels International, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2011
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$23,370	$432	$83,255	$—	$107,057
Receivables	44,620	2,407	5,985	—	53,012
Other current assets	12,190	25,997	5,226	(8,686)	34,727
Total current assets	80,180	28,836	94,466	(8,686)	194,796
Property and equipment, at cost, net	9,013	41,755	1,224	—	51,992
Goodwill	60,620	5,193	192	—	66,005
Franchise rights and other identifiable intangibles, net	11,061	3,334	2,860	—	17,255
Investments, employee benefit plans, at fair value	—	11,678	—	—	11,678
Investment in and advances to affiliates	285,996	235,571	8,323	(529,890)	—
Receivable, marketing and reservation fees	54,014	—	—	—	54,014
Deferred income taxes	—	29,050	313	(6,698)	22,665
Other assets	13,808	7,538	7,938	—	29,284
Total assets	$514,692	$362,955	$115,316	$(545,274)	447,689
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$5,324	$28,831	$4,234	$—	$38,389
Accrued expenses	18,288	33,584	1,979	—	53,851
Deferred revenue	13,584	54,582	659	—	68,825
Current portion of long-term debt	—	654	19	—	673
Deferred compensation & retirement plan obligations	—	18,935	—	—	18,935
Other current liabilities	—	11,404	1,174	(8,686)	3,892
Total current liabilities	37,196	147,990	8,065	(8,686)	184,565
Long-term debt	249,443	2,519	70	—	252,032
Deferred compensation & retirement plan obligations	—	20,587	6	—	20,593
Advances from affiliates	239,903	468	9,853	(250,224)	—
Other liabilities	13,711	9,027	20	(6,698)	16,060
Total liabilities	540,253	180,591	18,014	(265,608)	473,250
Total shareholders’ (deficit) equity	(25,561)	182,364	97,302	(279,666)	(25,561)
Total liabilities and shareholders’ deficit	$514,692	$362,955	$115,316	$(545,274)	$447,689

Choice Hotels International, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2010
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$4,849	$18,659	$67,751	$—	$91,259
Receivables	40,160	2,055	5,423	—	47,638
Other current assets	5,193	19,616	6,444	(6,568)	24,685
Total current assets	50,202	40,330	79,618	(6,568)	163,582
Property and equipment, at cost, net	11,586	42,678	1,398	—	55,662
Goodwill	60,620	5,193	228	—	66,041
Franchise rights and other identifiable intangibles, net	13,315	3,953	3,557	—	20,825
Investments, employee benefit plans, at fair value	—	23,365	—	—	23,365
Investment in and advances to affiliates	251,245	186,045	7,338	(444,628)	—
Receivable, marketing and reservation fees	42,507	—	—	—	42,507
Deferred income taxes	4,560	19,745	130	—	24,435
Other assets	7,339	7,366	600	—	15,305
Total assets	$441,374	$328,675	$92,869	$(451,196)	$411,722
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$5,700	$31,475	$3,993	$—	$41,168
Accrued expenses	19,257	26,890	1,671	—	47,818
Deferred revenue	14,070	52,256	996	—	67,322
Revolving credit facility	200	—	—	—	200
Current portion of long-term debt	—	403	17	—	420
Income taxes payable	9,395	—	2,297	(5,914)	5,778
Other current liabilities	—	3,206	—	(654)	2,552
Total current liabilities	48,622	114,230	8,974	(6,568)	165,258
Long-term debt	249,379	2,137	38	—	251,554
Deferred compensation & retirement plan obligations	—	35,707	—	—	35,707
Advances from affiliates	192,077	1,097	10,137	(203,311)	—
Other liabilities	9,367	7,880	27	—	17,274
Total liabilities	499,445	161,051	19,176	(209,879)	469,793
Total shareholders’ (deficit) equity	(58,071)	167,624	73,693	(241,317)	(58,071)
Total liabilities and shareholders’ deficit	$441,374	$328,675	$92,869	$(451,196)	$411,722

Choice Hotels International, Inc.
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2011
(In thousands)

	Parent		Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided from (used in) operating activities	$120,964		$(7,122)	$21,002	$—	$134,844
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(2,839)		(7,690)	(395)	—	(10,924)
Equity method investments	—		—	(5,000)	—	(5,000)
Issuance of notes receivable	(9,341)		(3,425)	—	—	(12,766)
Collection of notes receivable	4,690		64	—	—	4,754
Proceeds from sale of assets	1,654		—	—	—	1,654
Purchases of investments, employee benefit plans	—		(1,602)	—	—	(1,602)
Proceeds from sales of investments, employee benefit plans	—	0	644	—	—	644
Other items, net	(570)		(10)	16	—	(564)
Net cash used in investing activities	(6,406)		(12,019)	(5,379)	—	(23,804)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) pursuant to revolving credit facility	(200)		—	—	—	(200)
Principal payments on long-term debt	—		(275)	(22)	—	(297)
Proceeds from the issuance of long-term debt	—		—	75	—	75
Purchase of treasury stock	(53,617)		—	—	—	(53,617)
Excess tax benefits from stock-based compensation	38		1,189	—	—	1,227
Debt issuance costs	(2,356)		—	—	—	(2,356)
Proceeds from exercise of stock options	3,845		—	—	—	3,845
Dividends paid	(43,747)		—	—	—	(43,747)
Net cash provided from (used in) financing activities	(96,037)		914	53	—	(95,070)
Net change in cash and cash equivalents	18,521		(18,227)	15,676	—	15,970
Effect of foreign exchange rate changes on cash and cash equivalents	—		—	(172)	—	(172)
Cash and cash equivalents at beginning of period	4,849		18,659	67,751	—	91,259
Cash and cash equivalents at end of period	$23,370		$432	$83,255	$—	$107,057

Choice Hotels International, Inc.
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2010
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided from operating activities	$99,871	$41,607	$3,457	$—	$144,935
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(1,448)	(22,606)	(314)	—	(24,368)
Acquisitions, net of cash acquired	0	0	(466)	—	(466)
Issuance of notes receivable	(10,583)	(1,203)	—	—	(11,786)
Collections of notes receivable	5,000	83	—	—	5,083
Purchases of investments, employee benefit plans	—	(1,948)	—	—	(1,948)
Proceeds from sales of investments, employee benefit plans	—	1,649	—	—	1,649
Other items, net	(474)	144	11	—	(319)
Net cash used in investing activities	(7,505)	(23,881)	(769)	—	(32,155)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt	247,733	—	—	—	247,733
Net repayments pursuant to revolving credit facility	(277,500)	—	—	—	(277,500)
Principal payments on long-term debt	—	—	(25)	—	(25)
Settlement of forward starting interest rate swap agreement	(8,663)	—	—	—	(8,663)
Purchase of treasury stock	(11,212)	—	—	—	(11,212)
Dividends paid	(43,808)	—	—	—	(43,808)
Other items, net	1,652	630	—	—	2,282
Net cash provided from (used in) in financing activities	(91,798)	630	(25)	—	(91,193)
Net change in cash and cash equivalents	568	18,356	2,663	—	21,587
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	1,802	—	1,802
Cash and cash equivalents at beginning of period	4,281	303	63,286	—	67,870
Cash and cash equivalents at end of period	$4,849	$18,659	$67,751	$—	$91,259

Choice Hotels International, Inc.
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2009
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided from (used in) operating activities	$67,568	$(8,344)	$52,992	$—	$112,216
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(5,602)	(4,651)	(882)	—	(11,135)
Issuance of notes receivable	(222)	(1,773)	—	—	(1,995)
Purchases of investments, employee benefit plans	—	(3,854)	—	—	(3,854)
Proceeds from sales of investments, employee benefit plans	—	13,895	—	—	13,895
Collections of notes receivable	—	324	—		324
Other items, net	(598)	(8)	22	—	(584)
Net cash provided from (used in) investing activities	(6,422)	3,933	(860)	—	(3,349)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments pursuant to revolving credit facility	(6,700)	—	—	—	(6,700)
Purchase of treasury stock	(59,128)	—	—	—	(59,128)
Excess tax benefits from stock-based compensation	1,345	4,489	—	—	5,834
Dividends paid	(44,274)	—	—	—	(44,274)
Proceeds from exercise of stock options	9,158	—	—	—	9,158
Net cash provided from (used in) financing activities	(99,599)	4,489	—	—	(95,110)
Net change in cash and cash equivalents	(38,453)	78	52,132	—	13,757
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	1,433	—	1,433
Cash and cash equivalents at beginning of period	42,734	225	9,721	—	52,680
Cash and cash equivalents at end of period	$4,281	$303	$63,286	$—	$67,870

24.	Reportable Segment Information
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

The following table presents certain financial information for the Company’s franchising segment.

	Year Ended December 31, 2011
	Franchising	Corporate & Other	Elimination Adjustments	Consolidated
	(In thousands)
Revenues	$634,437	$4,356	$—	$638,793
Operating income (loss)	220,084	(48,221)	—	171,863
Depreciation and amortization	14,489	6,854	(13,319)	8,024
Income (loss) before income taxes	218,586	(60,529)	—	158,057
Capital expenditures	9,553	1,371	—	10,924
Total assets	266,267	181,422	—	447,689

	Year Ended December 31, 2010
	Franchising	Corporate & Other	Elimination Adjustments	Consolidated
	(In thousands)
Revenues	$592,045	$4,031	$—	$596,076
Operating income (loss)	202,522	(41,760)	—	160,762
Depreciation and amortization	13,524	7,265	(12,447)	8,342
Income (loss) before income taxes	203,748	(45,537)	—	158,211
Capital expenditures	22,418	1,950	—	24,368
Total assets	245,529	166,193	—	411,722

	Year Ended December 31, 2009
	Franchising	Corporate & Other	Elimination Adjustments	Consolidated
	(In thousands)
Revenues	$560,038	$4,140	$—	$564,178
Operating income (loss)	193,383	(45,310)	—	148,073
Depreciation and amortization	11,386	7,296	(10,346)	8,336
Income (loss) before income taxes	194,496	(43,862)	—	150,634
Capital expenditures	8,885	2,250	—	11,135
Total assets	203,140	136,897	—	340,037

Long-lived assets related to international operations were $6.5 million, $7.5 million and $7.0 million as of December 31, 2011, 2010 and 2009, respectively. All other long-lived assets of the Company are associated with domestic activities.

25.	Related Party Transactions
Effective October 15, 1997, Choice Hotels International, Inc. which included both a franchising business and owned hotel business, separated the businesses via a spin-off into two companies: Sunburst Hospitality Corporation (referred to hereafter as “Sunburst”) and the Company. Subsequent to the spin-off, the Company’s largest shareholder retained significant ownership percentages in both Sunburst and the Company. As part of the spin-off, Sunburst and the Company entered into a strategic alliance agreement. Among other things, the strategic alliance agreement, as amended, provided for the determination of liquidated damages related to the termination of Choice branded Sunburst properties. The liquidated damage provisions extend through the life of the existing Sunburst franchise agreements. As of December 31, 2011, Sunburst operates 13 hotels under franchise with the Company.
Total franchise fees, including royalty, marketing and reservation system fees, paid by Sunburst to the Company, included in the accompanying consolidated financial statements were $4.5 million, $4.4 million and $4.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011 and 2010, accounts receivable included $0.2 million and $0.3 million, respectively, due from Sunburst.

The Company maintains a Master Aircraft Lease Agreement with LP_C, LLC (“LPC”), which is owned by family members of the Company’s largest shareholder. The agreement permits the Company to lease the aircraft owned by LPC. During 2011, 2010 and 2009, the Company incurred $0.5 million, $0.7 million and $0.4 million, respectively, pursuant to the lease agreement.
The Company subleases space in its corporate headquarters complex for use by a non-profit organization. Several family members of the Company's largest shareholder serve as members of the board of directors of this non-profit organization. Beginning in 2004, the Company has donated a portion of the value of the subleased space to the non-profit organization. The remaining portion of the rent for the space was paid by a family member of the Company's largest shareholder. During the years ended December 31, 2010 and 2009, the Company received rent payments under this agreement totaling approximately $8 thousand and $41 thousand, respectively. Beginning in April of 2010 and continuing through March 2013 (which is the expiration date of the Company's master lease), the Company began donating the entire space utilized by the non-profit organization, as a result, no further rent payments will be received.
The Company maintains a lease agreement on behalf of a family member of the Company’s largest shareholder for 1,950 square feet of office space located in Chevy Chase, Maryland. The lease has a 5 year term ending in 2013 with annual lease payments totaling approximately $72,000. The Company currently provides use of the entire leased space free of charge and reimburses the family member for the taxes incurred related to the personal use of the office space. These payments total approximately $40,000 per year.
In December 2008, the Company's board of directors approved an arrangement with an entity controlled by the family members of the Company's largest shareholder to permit this entity to utilize services of a particular Company employee. Under the terms of the agreement, the related party is permitted to utilize up to 50% of the designated employee's overall working time and in return is required to reimburse the Company for 50% of the Company's overall costs associated with the individual's employment. During the year ended December 31, 2011, 2010 and 2009, the Company received payments pursuant to this arrangement totaling $0.2 million, $0.1 million and $0.1 million, respectively.

26.	Termination Charges
During the year ended December 31, 2011 the Company recorded a $6.6 million charge in SG&A and marketing and reservation expenses related to termination benefits provided to employees separating from service with the Company. These expenses include $5.8 million of salary and benefits continuation and $0.8 million related to the acceleration of share-based compensation for terminated employees. At December 31, 2011, approximately $4.6 million of the salary and benefits continuation payments remain to be remitted.
During the year ended December 31, 2010 , the Company recorded a $3.3 million charge in SG&A and marketing and reservation expenses related to salary and benefit continuation termination benefits provided to employees separating from service with the Company. At December 31, 2011, all salary and benefit continuation termination benefits incurred during the year ended December 31, 2010 had been remitted.
During the year ended December 31, 2009, the Company recorded a $5.4 million charge in SG&A and marketing and reservation expenses related to termination benefits provided to employees separating from service with the Company. These expenses included $4.7 million of salary and benefits continuation and $0.7 million related to the acceleration of share-based compensation for terminated employees. At December 31, 2011, approximately $0.4 million of these salary and benefits continuation payments remain to be remitted.
During the year ended December 31, 2011, the Company remitted termination benefits totaling $4.5 million, including $3.2 million related to termination benefits incurred in prior years. At December 31, 2011, approximately $5.4 million of termination benefits remained to be paid and were included in current and non-current liabilities in the Company’s consolidated financial statements, including approximately $0.5 million of benefits incurred prior to 2009. The Company expects $4.5 million of these benefits to be paid within the next twelve months.

27.	Commitments and Contingencies
The Company filed suit in United States District Court against a franchisee for breach of contract, trademark infringement, fraudulent inducement and negligent misrepresentation. The franchisee has filed an arbitration action against the Company alleging wrongful termination of its franchise agreements.  The parties have agreed to litigate all claims in an arbitration action.  The Company denies the franchisees' asserted claims and is currently defending the litigation.
The Company is a defendant in a number of lawsuits arising in the ordinary course of business. In the opinion of management and the Company's legal counsel, the ultimate outcome of any such lawsuit individually or collectively will not have a material adverse effect on the Company's business, financial position, results of operations or cash flows.
In June 2008, the Company guaranteed $1 million of a bank loan funding a franchisee's construction of a Cambria Suites in Columbus, Ohio. During the third quarter of 2011, the Company was released from its obligation under the guaranty.
In July 2008, the Company guaranteed $1 million of a bank loan funding a franchisee's construction of a Cambria Suites in Noblesville, Indiana. During the fourth quarter of 2011, the Company was released from its obligation under the guaranty.
The Company has the following commitments outstanding:
•The Company occasionally provides financing in the form of forgivable promissory notes or cash incentives to franchisees for property improvements, hotel development efforts and other purposes. At December 31, 2011, the Company had commitments to extend an additional $5.8 million for these purposes provided certain conditions are met by its franchisees, of which $3.2 million is expected to be advanced in the next twelve months.
•The Company has entered into a commitment to invest no less than $3.0 million for 50% ownership in a joint venture, provided certain contingencies are met. The Company expects to fund this commitment within the next three years.
•The Company has a $3.1 million loan commitment, provided certain conditions are met by the borrower, related to the construction of a hotel under one of the Company's brands. This commitment is expected to be funded in the next twelve months.
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
The target commencement date for the Lease, which is the date on which the Company will take occupancy of its leased premises for purposes of commencing an interior fit-out of the premises, is December 1, 2012. The target rent commencement date for the Lease, which is the date on which the Company will begin to make rental payments to the Landlord under the Lease, is June 1, 2013. The Lease runs for an initial term of 10 years from the rent commencement date. The leased premises will consist of approximately 138,000 square feet of office space in a to-be constructed office building located in Rockville, Maryland (the “Building”). The Company has an option to extend the Lease beyond the initial term for up to 15 years at then current fair market rent.
As part of the consideration to the Company for execution of the Lease, the Landlord agreed to provide the Company, during the Lease term, a cash flow participation and preference in the cash flow of the Landlord (“Cash Flow Participation”). The Cash Flow Participation is equal to the greater of: (1) $1.58 times the total rentable square feet of the initial Leased Premises along with any creditable square footage, each determined one-time only as of the Rent Commencement Date, per lease year (“Fixed Payment Amount”), or (2) seven percent (7%) of the annual distributable cash flow (as defined in the Lease) including excess proceeds of sale or refinancing, provided, however, in the event the distributable cash flow is less than the Fixed Payment Amount in any lease year, such shortfall shall accrue and earn interest at six percent (6%) compounded annually to be paid out from the next available cash flow. The Cash Flow Participation shall be payable in arrears not later than July 31 (beginning July 31, 2014) for the preceding Lease year. The Cash Flow Participation shall continue during the Lease and any extension options unless the Landlord no longer owns the Building, the Company is in default under the Lease or the Company no longer leases at least four floors of the building for office use.
No rent is due under the Lease until the rent commencement date, which is currently targeted to occur on or about June 1, 2013. Thereafter, the annual rent is established at a specific minimum amount and is re-set to a new minimum amount each year. Subject to one or more applicable adjustments set forth in the Lease, the Company's minimum annual rent amount, without setoff, deduction for improvement allowances or abatement of any kind, during the initial term ranges from approximately $5.5 million during the initial year to approximately $7.6 million during the final year. During the initial 10-year term of the Lease, the minimum expected rent payments by the Company are expected to be approximately $67.6 million. In addition, beginning on or about the first anniversary of the rent commencement date, the Company is obligated to pay its proportionate share of increases in the cost of operating, managing and maintaining the Building.
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

28.	Selected Quarterly Financial Data—(Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2011
	(In thousands, except per share data)
Revenues	$115,281	$165,301	$192,321	$165,890	$638,793
Operating income	$25,679	$45,122	$62,400	$38,662	$171,863
Income before income taxes	$21,923	$42,114	$56,966	$37,054	$158,057
Net income	$15,730	$27,578	$42,302	$24,786	$110,396
Per basic share:
Net income	$0.26	$0.46	$0.71	$0.42	$1.86
Per diluted share:
Net income	$0.26	$0.46	$0.71	$0.42	$1.85

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2010
	(In thousands, except per share data)
Revenues	$107,421	$149,848	$183,801	$155,006	$596,076
Operating income	$23,837	$43,607	$54,877	$38,441	$160,762
Income before income taxes	$24,646	$42,024	$55,026	$36,515	$158,211
Net income	$15,793	$27,011	$40,494	$24,143	$107,441
Per basic share:
Net income	$0.27	$0.45	$0.68	$0.41	$1.80
Per diluted share:
Net income	$0.26	$0.45	$0.68	$0.40	$1.80
The matters which affect the comparability of the quarterly results include the following:

•	Seasonality: The Company’s revenues and operating income reflect the industry’s seasonality and as a result are lower in the first quarter and higher in the third quarter.

•	Investment income and losses: The Company’s net income reflects gains and losses related to the Company’s investments held in non-qualified retirement plans and are subject to market conditions.

•	Year Ended December 31, 2011 results:

•
Termination benefits: The Company’s operating results include employee termination benefits for the first, second, third and fourth quarters totaling $0.1 million, $0.3 million, $0.4 million and $3.6 million, respectively.

•
Land held for Sale: During the first quarter, the Company recorded a $1.8 million loss on assets held for sale resulting from the reduction of the carrying amount of a parcel of land held for sale to its estimated fair value.

•
Income taxes: The Company's first quarter 2011 income taxes reflect a $1.4 million adjustment that reduced the current federal taxes payable. Income taxes for the third quarter of 2011 were impacted by the identification of $1.7 million of additional federal tax benefits, $0.4 million of foreign tax credits for open tax years and an adjustment of $1.9 million for unrecognized tax positions.

•	Year Ended December 31, 2010 results:

•
Termination benefits: The Company’s operating results include employee termination benefits for the first, second, third and fourth quarters totaling $0.4 million, $(0.1) million, $0.3 million and $1.2 million, respectively.

•
Income taxes: The Company’s third quarter 2010 income taxes reflect a $3.3 million adjustment to the Company’s deferred tax assets and the identification of $1.6 million of additional federal income tax benefits, partially offset by an increase of $1.6 million related to the identification of unrecognized tax positions.

29.	Future Adoption of Accounting Standards
In September 2011, the FASB issued ASU No. 2011-08, "Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment" ("ASU No. 2011-08"). The guidance in ASU No. 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Furthermore, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued. The Company has not chosen early adoption and is currently evaluating the impact of this guidance, if any, on its financial reporting.
In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”). ASU No. 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company has not chosen early adoption and is currently evaluating the financial statement presentation options required by ASU 2011-05.
In December 2011, FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” ("ASU 2011-12"). The objective of ASU 2011-12 is to defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in ASU 2011-12 supersede certain pending paragraphs in ASU 2011-05. The amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by this ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. For public entities, the requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the potential impact that the adoption of this statement will have on its financial statement presentation and will adopt the provision of this statement in 2012.
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

30.	Subsequent Events
On February 20, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.185 per share of common stock. The dividend is payable on April 16, 2012 to shareholders of record as of April 2, 2012. Based on the Company’s share count at February 15, 2012, the total dividends to be paid is approximately $10.7 million.
Subsequent to December 31, 2011 through February 29, 2012, the company repurchased an additional 0.2 million shares of its common stock at a total cost of $7.3 million under its share repurchase program.

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
An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.
There have been no changes in the Company’s internal control over financial reporting that occurred during 2011 that materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management’s assessment under those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth information regarding the number of shares of the Company’s common stock that were subject to outstanding stock options at December 31, 2011.

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	1,573,726	$33.30	1,849,737
Equity compensation plans not approved by shareholders	Not applicable	Not applicable	Not applicable
The shares remaining available for future issuance under equity compensation plans in column (c) above are available for grant in any combination of stock options, restricted stock, stock appreciation rights and performance share awards by the Compensation Committee of the Board of Directors.

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
1.Financial Statements
The response to this portion of Item 15 is submitted under Item 8 of this Report on Form 10-K.
2.Financial Statement Schedules
Report of Independent Registered Public Accounting Firm required pursuant to Item 15(a)2 is submitted under Item 8 of this report.
Schedule II-Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable.
3. Exhibits

Exhibit Number	Description
3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

3.02(j)	Amended and Restated Bylaws of Choice Hotels International, Inc dated February 15, 2010

4.01(o)
Senior Unsecured Revolving Credit Facility agreement dated February 24, 2011 among Choice Hotels International, Inc., Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders

4.02(l)	Indenture, dated August 25, 2010 between the Company and Wells Fargo Bank, National Association, as Trustee

4.03(l)	First Supplemental Indenture, dated August 25, 2010, between the Company, the Subsidiary Guarantors, and Wells Fargo Bank, National Association, as Trustee

10.01(b)	Amended and Restated Employment Agreement dated April 30, 2008, between Choice Hotels International, Inc. and Stephen P. Joyce

10.01A(n)	First Amendment to First Amended and Restated Employment Agreement dated September 16, 2010 between Choice Hotels International, Inc. and Stephen P. Joyce

10.02(c)	Consulting Agreement between Choice Hotels International Inc., Choice Hotels International Services Corp. and Charles A. Ledsinger, Jr. effective December 21, 2009

10.03(d)	Amended and Restated Chairman’s Service Agreement dated September 10, 2008 by and between Choice Hotels International, Inc. and Stewart Bainum, Jr.

Exhibit Number	Description
10.04(e)	Choice Hotels International, Inc. 2006 Long- Term Incentive Plan

10.04A(i)	Amendment to Choice Hotels International, Inc. 2006 Long-Term Incentive Plan, dated January 1, 2009

10.04B(k)	Amendment to Choice Hotels International, Inc. 2006 Long-Term Incentive Plan, dated April 29, 2010

10.05(f)	Commercial Lease dated May 29, 1998 among Columbia Pike I, LLC and Colesville Road, LLC (each an assignee of Manor Care, Inc.) and Choice Hotels International, Inc.

10.06(p)	Office Lease, dated July 11, 2011, between Choice Hotels International Services Corp., a wholly owned subsidiary of Choice Hotels International, Inc., and FP Rockville Limited Partnership

10.07(i)	Second Amended and Restated Supplemental Executive Retirement Plan

10.08(s)	Choice Hotels International, Inc. Executive Deferred Compensation Plan (for Grandfather Account Balances)

10.08A(i)	Amended and Restated Choice Hotels International, Inc. Executive Deferred Compensation Plan (for Non-Grandfather Account Balances)

10.09(g)	Non-Competition, Non-Solicitation & Severance Benefit Agreement between the Company and Bruce N. Haase, dated January 25, 2008

10.10(m)	Non-Competition, Non-Solicitation & Severance Benefit Agreement between the Company and Mary Beth Knight, dated January 28, 2008

10.10A(m)	Amendment to Non-Competition, Non-Solicitation & Severance Benefit Agreement between the Company and Mary Beth Knight, dated October 7, 2010

10.11(q)	Non-Competition, Non-Solicitation & Severance Benefit Agreement between the Company and Patrick Pacious, dated May 5, 2011

10.12(r)	Non-Competition, Non-Solicitation and Severance Benefit Agreement between the Company and David White, dated August 1, 2011

13.01*	Valuation and Qualifying Accounts

14.01(h)	Code of Ethics

21.01*	Subsidiaries of Choice Hotels International, Inc.

23.01*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

We advise users of this data that pursuant to Rule 406T of Regulation S-T this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
____________________________

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

(e)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on form 8-K dated May 1, 2006, filed on May 5, 2006.

(f)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 30, 1999.

(g)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated January 25, 2008, filed January 30, 2008.

(h)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004.

(i)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed March 2, 2009.

(j)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated February 15, 2010, filed February 16, 2010.

(k)	Incorporated by reference to the identical document filed as Appendix B to Choice Hotels International, Inc.’s Definitive Proxy Statement on Form DEF 14A K filed March 25, 2010.

(l)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated August 25, 2010, filed August 25, 2010.

(m)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated October 4, 2010, filed October 8, 2010.

(n)
Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 9, 2010.

(o)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated February 24, 2011, filed March 2, 2011.

(p)
Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 9, 2011.

(q)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated May 5, 2011, filed May 10, 2011.

(r)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated August 1, 2011, filed August 4, 2011.

(s)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

By:	/s/ STEPHEN P. JOYCE
Stephen P. Joyce President and Chief Executive Officer

Dated: February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEWART BAINUM, JR	Chairman, Director	February 29, 2012
Stewart Bainum, Jr.

/s/ BARBARA T. ALEXANDER	Director	February 29, 2012
Barbara T. Alexander
/s/ FIONA P. DIAS	Director	February 29, 2012
Fiona P. Dias

/s/ WILLIAM L. JEWS	Director	February 29, 2012
William L. Jews

/s/ STEPHEN P. JOYCE	President and Chief Executive Officer (Principal Executive Officer)	February 29, 2012
Stephen P. Joyce

/s/ SCOTT A. RENSCHLER	Director	February 29, 2012
Scott A. Renschler, Psy.D

/s/ JOHN T. SCHWIETERS	Director	February 29, 2012
John T. Schwieters

/s/ ERVIN R. SHAMES	Director	February 29, 2012
Ervin R. Shames

/s/ GORDON SMITH	Director	February 29, 2012
Gordon Smith

/s/ DAVID SULLIVAN	Director	February 29, 2012
David Sullivan

/s/ JOHN TAGUE	Director	February 29, 2012
John Tague

/s/ DAVID L. WHITE	Senior Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)	February 29, 2012
David L. White

/s/ SCOTT E. OAKSMITH	Controller (Principal Accounting Officer)	February 29, 2012
Scott E. Oaksmith