Form 10-Q
period 2012-03-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2012-05-09
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2012
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

CLASS	SHARES OUSTANDING AT MARCH 31, 2012
Common Stock, Par Value $0.01 per share	58,127,032

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	March 31,
	2012	2011
REVENUES:
Royalty fees	$47,853	$43,794
Initial franchise and relicensing fees	2,528	2,721
Procurement services	3,315	3,261
Marketing and reservation	70,929	62,967
Hotel operations	978	864
Other	3,566	1,674
Total revenues	129,169	115,281

OPERATING EXPENSES:
Selling, general and administrative	24,349	23,847
Depreciation and amortization	2,017	1,955
Marketing and reservation	70,929	62,967
Hotel operations	809	833
Total operating expenses	98,104	89,602

Operating income	31,065	25,679
OTHER INCOME AND EXPENSES, NET:
Interest expense	3,117	3,224
Interest income	(337)	(210)
Other (gains) and losses	(2,003)	1,043
Equity in net (income) loss of affiliates	55	(301)
Total other income and expenses, net	832	3,756
Income before income taxes	30,233	21,923
Income taxes	10,236	6,193
Net income	$19,997	$15,730

Basic earnings per share	$0.34	$0.26
Diluted earnings per share	$0.34	$0.26
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED, IN THOUSANDS)

	Three Months Ended
	March 31,
	2012	2011
Net income	$19,997	$15,730
Other comprehensive income, net of tax:
Amortization of loss on cash flow hedge	215	215
Foreign currency translation adjustment, net	412	505
Amortization of pension related costs, net of tax
Actuarial loss (net of income tax of $12 in 2012)	20	—
Actuarial pension loss (net of income tax of $6 in 2011)	—	(10)
Other comprehensive income, net of tax	647	710
Comprehensive income	$20,644	$16,440

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED, IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	March 31, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$91,312	$107,057
Receivables (net of allowance for doubtful accounts of $10,963 and $9,979, respectively)	53,290	53,012
Investments, employee benefit plans, at fair value	5,241	12,094
Other current assets	28,635	22,633
Total current assets	178,478	194,796
Property and equipment, at cost, net	51,309	51,992
Goodwill	66,013	66,005
Franchise rights and other identifiable intangibles, net	16,395	17,255
Receivable – marketing and reservation fees	63,690	54,014
Investments, employee benefit plans, at fair value	12,625	11,678
Deferred income taxes	23,549	22,665
Other assets	31,173	29,284
Total assets	$443,232	$447,689
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$45,128	$38,389
Accrued expenses	28,530	53,851
Deferred revenue	70,830	68,825
Deferred compensation and retirement plan obligations	19,184	18,935
Current portion of long-term debt	679	673
Deferred income taxes	2,784	2,784
Income taxes payable	9,220	1,108
Total current liabilities	176,355	184,565
Long-term debt	257,780	252,032
Deferred compensation and retirement plan obligations	19,640	20,593
Other liabilities	15,633	16,060
Total liabilities	469,408	473,250
Commitments and Contingencies
SHAREHOLDERS’ DEFICIT
Common stock, $0.01 par value, 160,000,000 shares authorized; 95,345,362 shares issued at March 31, 2012 and December 31, 2011 and 58,127,032 and 58,277,646 shares outstanding at March 31, 2012 and December 31, 2011, respectively	581	583
Additional paid-in capital	100,900	102,665
Accumulated other comprehensive loss	(6,154)	(6,801)
Treasury stock (37,218,330 and 37,067,716 shares at March 31, 2012 and December 31, 2011, respectively), at cost	(925,763)	(916,955)
Retained earnings	804,260	794,947
Total shareholders’ deficit	(26,176)	(25,561)
Total liabilities and shareholders’ deficit	$443,232	$447,689
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, IN THOUSANDS)

	Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,997	$15,730
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	2,017	1,955
Provision for bad debts	679	778
Non-cash stock compensation and other charges	2,543	4,513
Non-cash interest and other income	(1,593)	(350)
Equity in net (income) loss of affiliates	55	(301)
Changes in assets and liabilities:
Receivables	(870)	(1,250)
Receivable – marketing and reservation fees, net	(6,187)	(8,979)
Accounts payable	6,712	(1,775)
Accrued expenses	(25,342)	(18,931)
Income taxes payable/receivable	8,180	1,182
Deferred income taxes	(30)	(12)
Deferred revenue	1,997	4,709
Other assets	(2,611)	(1,147)
Other liabilities	(1,135)	(1,339)
Net cash provided (used) by operating activities	4,412	(5,217)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(3,129)	(1,835)
Equity method investments	(2,600)	(1,600)
Issuance of notes receivable	(3,719)	(1,477)
Collections of notes receivable	151	7
Purchases of investments, employee benefit plans	(743)	(897)
Proceeds from sales of investments, employee benefit plans	8,652	310
Other items, net	(108)	(95)
Net cash used in investing activities	(1,496)	(5,587)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings pursuant to revolving credit facility	5,900	7,900
Repayments of long-term debt	(166)	(5)
Purchase of treasury stock	(14,854)	(2,207)
Dividends paid	(10,713)	(10,950)
Excess tax benefits from stock-based compensation	422	834
Debt issuance costs	—	(2,207)
Proceeds from exercise of stock options	389	2,238
Net cash used in financing activities	(19,022)	(4,397)
Net change in cash and cash equivalents	(16,106)	(15,201)
Effect of foreign exchange rate changes on cash and cash equivalents	361	347
Cash and cash equivalents at beginning of period	107,057	91,259
Cash and cash equivalents at end of period	$91,312	$76,405
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Income taxes, net of refunds	$1,746	$3,756
Interest	$7,388	$7,309
Non-cash investing and financing activities:
Declaration of dividends	$10,684	$10,992
Capital lease obligation	$—	$430
Issuance of restricted shares of common stock	$8,497	$7,452
Issuance of treasury stock to employee stock purchase plan	$—	$185
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Company Information and Significant Accounting Policies
The accompanying unaudited consolidated financial statements of Choice Hotels International, Inc. and subsidiaries (together the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited consolidated financial statements include all adjustments that are necessary, in the opinion of management, to fairly present our financial position and results of operations. Except as otherwise disclosed, all adjustments are of a normal recurring nature.
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
The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2011 and notes thereto included in the Company’s Form 10-K, filed with the SEC on February 29, 2012 (the “10-K”). Interim results are not necessarily indicative of the entire year results because of seasonal variations. All inter-company transactions and balances between Choice Hotels International, Inc. and its subsidiaries have been eliminated in consolidation.
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
Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation with no effect on previously reported net income, cash flows or shareholders’ deficit.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. As of March 31, 2012 and December 31, 2011, $3.2 million and $4.4 million respectively, of book overdrafts representing outstanding checks in excess of funds on deposit are included in accounts payable in the accompanying consolidated balance sheets.
The Company maintains cash balances in domestic banks, which at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation. In addition, the Company also maintains cash balances in international banks which do not provide deposit insurance.
Recently Adopted Accounting Guidance
The Company adopted Accounting Standards Update ("ASU") No. 2011-08, "Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment" ("ASU No. 2011-08") in the first quarter of 2012. The guidance, which was issued in September 2011, reduces the complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendment improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Furthermore, the amendment improves the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The Company performs its annual goodwill impairment test in the fourth quarter and does not expect the adoption of this ASU to significantly impact its consolidated financial statements.
The Company adopted ASU No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”) in the first quarter of 2012. ASU No. 2011-05, which was issued in June 2011, amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income.

Additionally, the Company adopted ASU No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” ("ASU 2011-12"), which was issued in December 2011. ASU 2011-12 defers until further notice ASU No. 2011-05's requirement that items that are reclassified from other comprehensive income to net income be presented on the face of the financial statements. ASU No. 2011-05 required retrospective application. The Company has elected to present other comprehensive income in a separate statement following the consolidated statements of income.
The Company adopted ASU No. 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”) in the first quarter of 2012. ASU No. 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between U.S. GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a non-financial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. The adoption of this update did not have a material impact on our financial statements.

2.	Other Current Assets
Other current assets consist of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
Land held for sale	$10,158	$10,141
Prepaid expenses	9,607	8,202
Notes receivable (See Note 3)	6,384	3,104
Other current assets	2,486	1,186
Total	$28,635	$22,633
Land held for sale represents the Company’s purchase of various parcels of real estate as part of its program to incent franchise development in strategic markets for certain brands. The Company has acquired this real estate with the intent to resell it to third-party developers for the construction of hotels operated under the Company’s brands. The real estate is accounted for as assets held for sale and therefore is carried at the lower of its carrying value or its estimated fair value (based on comparable sales), less estimated costs to sell.

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

The following table shows the composition of our notes receivable balances:

	March 31, 2012			December 31, 2011
	($ in thousands)			($ in thousands)
Credit Quality Indicator	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Total	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Total
Senior	$—	$11,089	$11,089	$—	$7,900	$7,900
Subordinated	—	14,003	14,003	—	13,992	13,992
Unsecured	7,700	—	7,700	7,948	—	7,948
Total notes receivable	7,700	25,092	32,792	7,948	21,892	29,840
Allowance for losses on non-impaired loans	785	92	877	795	225	1,020
Allowance for losses on receivables specifically evaluated for impairment	—	8,315	8,315	—	8,208	8,208
Total loan reserves	785	8,407	9,192	795	8,433	9,228
Net carrying value	$6,915	$16,685	$23,600	$7,153	$13,459	$20,612
Current portion, net	$137	$6,247	$6,384	$102	$3,002	$3,104
Long-term portion, net	6,778	10,438	17,216	7,051	10,457	17,508
Total	$6,915	$16,685	$23,600	$7,153	$13,459	$20,612

The Company classifies notes receivable due within one year as other current assets and notes receivable with a maturity greater than one year as other assets in the Company’s consolidated balance sheets.
The following table summarizes the activity related to the Company’s Forgivable Notes Receivable and Mezzanine and & Other Notes Receivable allowance for losses from December 31, 2011 through March 31, 2012:

	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable
	(In thousands)
Balance, December 31, 2011	$795	$8,433
Provisions	52	—
Recoveries	(16)	(26)
Write-offs	(56)	—
Other(1)	10	—
Balance, March 31, 2012	$785	$8,407

(1) Consists of default rate assumption changes
Forgivable Notes Receivable
As of March 31, 2012 and December 31, 2011, the unamortized balance of the Company's forgivable notes receivable totaled $7.7 million and $7.9 million, respectively. The Company recorded an allowance for credit losses on these forgivable notes receivable of $0.8 million at both March 31, 2012 and December 31, 2011, respectively. At March 31, 2012 and December 31, 2011, the Company did not have any forgivable unsecured notes that were past due. Amortization expense included in the accompanying consolidated statements of income related to the notes was $0.6 million and $0.5 million for the three months ended March 31, 2012 and 2011, respectively.

Mezzanine and Other Notes Receivable
The Company has determined that approximately $12.6 million and $11.2 million of its mezzanine and other notes receivable were impaired at March 31, 2012 and December 31, 2011, respectively. The Company has recorded allowance for credit losses on these impaired loans at March 31, 2012 and December 31, 2011 totaling $8.4 million and $8.2 million resulting in a carrying value of impaired loans of $4.3 million and $3.0 million, respectively for which we had no related allowance for credit losses. The Company recognized approximately $31 thousand of interest income on impaired loans during the three months ended March 31, 2012 on the cash basis. The Company did not recognize any interest on an accrual or cash basis on its impaired loans during the three months ended March 31, 2011. The Company had provided loan reserves on non-impaired loans totaling $0.1 million and $0.2 million at March 31, 2012 and December 31, 2011, respectively.
Past due balances of mezzanine and other notes receivable by credit quality indicators are as follows:

	30-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Receivables
	($ in thousands)
As of March 31, 2012
Senior	$—	$—	$—	$11,089	$11,089
Subordinated	162	9,748	9,910	4,093	14,003
	$162	$9,748	$9,910	$15,182	$25,092
As of December 31, 2011
Senior	$—	$—	$—	$7,900	$7,900
Subordinated	—	9,773	9,773	4,219	13,992
	$—	$9,773	$9,773	$12,119	$21,892

Loans Acquired with Deteriorated Credit Quality
On December 2, 2011, the Company acquired an $11.5 million mortgage, held on a franchisee hotel asset, from a financial institution for $7.9 million. At both March 31, 2012 and December 31, 2011, the carrying amount of this loan, which is reported under senior mezzanine and other notes receivables, was $7.9 million and there was no allowance for uncollectable amounts. The Company's accretable yield at acquisition was $1.8 million or 7.36% and a reconciliation of the accretable yield for the three months ended March 31, 2012 is as follows:

Accretable Yield ($ in thousands)
Balance, December 31, 2011	$1,793
Additions	—
Accretion	(145)
Disposals	—
Reclassifications from nonaccretable yield	—
Balance, March 31, 2012	$1,648

4.	Receivable – Marketing and Reservation Fees
The marketing fees receivable from cumulative marketing expenses incurred in excess of cumulative marketing fees earned at March 31, 2012 and December 31, 2011 was $23.1 million and $18.5 million, respectively. As of March 31, 2012 and December 31, 2011, the reservation fees receivable related to cumulative reservation expenses incurred in excess of cumulative reservation fees earned was $40.6 million and $35.5 million, respectively. Depreciation and amortization expense attributable to marketing and reservation activities for the three months ended March 31, 2012 and 2011 was $3.5 million and $3.2 million, respectively. Interest expense attributable to marketing and reservation activities was $1.2 million and $1.0 million for the three months ended March 31, 2012 and 2011, respectively.
The Company evaluates the receivable for marketing and reservation costs in excess of cumulative marketing and reservation system revenues earned on a periodic basis for collectibility. The Company will record an allowance when, based on current information and events, it is probable that it will be unable to collect all amounts due for marketing and reservation activities according to the contractual terms of the franchise agreements. The receivables are considered to be uncollectible if the expected net, undiscounted cash flows from marketing and reservation activities are less than the carrying amount of the asset. Based on the Company's analysis of projected net cash flows from marketing and reservation activities for all periods presented, the Company concluded that the receivable for marketing and reservation activities was fully collectible and as a result no allowance for possible losses was recorded.

5.	Other Assets
Other assets consist of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
Notes receivable (see Note 3)	$17,216	$17,508
Equity method investments	6,898	4,338
Deferred financing fees	3,173	3,351
Land held for sale	1,300	1,300
Other	2,586	2,787
Total	$31,173	$29,284

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

	Fair Value Measurements Using
	($ in millions)
Description	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Land held for sale	$1.3	$—	$1.3	$—	$(1.8)

6.	Deferred Revenue
Deferred revenue consists of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
Loyalty programs	$61,634	$64,636
Initial, relicensing and franchise fees	2,963	3,198
Procurement service fees	1,882	957
Other	4,351	34
Total	$70,830	$68,825

7.	Debt
Debt consists of the following at:

	March 31, 2012	December 31, 2011
	(In thousands)
$300 million senior unsecured revolving credit facility with an effective interest rate of 1.74% at March 31, 2012	$5,900	$—
$250 million senior notes with an effective interest rate of 6.19% less discount of $0.5 million and $0.6 million at March 31, 2012 and December 31, 2011, respectively	249,460	249,444
Capital lease obligations due 2016 with an effective interest rate of 3.18% at both March 31, 2012 and December 31, 2011, respectively	3,011	3,172
Other notes payable	88	89
Total debt	$258,459	$252,705
Less current portion	679	673
Total long-term debt	$257,780	$252,032
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
The Revolver requires that the Company and its restricted subsidiaries comply with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments and effecting mergers and/or asset sales. In addition, the Revolver imposes financial maintenance covenants requiring the Company to maintain a total leverage ratio of not more than 3.5 to 1.0 and an interest coverage ratio of at least 3.5 to 1.0. The Revolver includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Revolver to be immediately due and payable. At March 31, 2012 the Company was in compliance with all covenants under the Revolver.
The proceeds of the Revolver are used for general corporate purposes, including working capital, debt repayment, stock repurchases, dividends, investments and other permitted uses. At March 31, 2012, the Company had $5.9 million outstanding under the Revolver.
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
The Company sponsors an unfunded non-qualified defined benefit plan (“SERP”) for certain senior executives. No assets are held with respect to the SERP; therefore benefits are funded as paid to participants. For each of the three months ended March 31, 2012 and 2011, the Company recorded $0.2 million and $0.1 million, respectively, in expenses related to the SERP which are included in selling general and administrative ("SG&A") expense in the accompanying consolidated statements of income.
On December 26, 2011, the Company's board of directors approved the termination of the SERP effective immediately. The Company will effectuate the termination of the SERP through the payment of lump sum distributions to all SERP participants based upon the actuarial equivalent commuted lump sum value of the full accrued benefit earned by each such participant, using the actuarial and other assumptions that have not yet been determined. The Company expects to complete the settlement of the plan benefits prior to December 31, 2012. Based on the assumptions chosen to calculate the lump sum value of distributions, the actual settlement of the SERP liability may differ from the Company's current estimate of the projected benefit obligation which totals $11.9 million resulting in a settlement gain or loss in 2012.

The following table presents the components of net periodic benefit costs for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
(In thousands)	2012	2011
Components of net periodic pension cost:
Interest cost	$132	$135
Amortization of actuarial loss	32	—
Net periodic pension cost	$164	$135

The 2012 net periodic pension costs are expected to be approximately $0.7 million. The components of projected pension costs for the year ended December 31, 2012 are as follows:

(in thousands)
Components of net periodic pension cost:
Interest cost	$526
Amortization of actuarial loss	128
Net periodic pension cost	$654
The following is a reconciliation of the changes in the projected benefit obligation for the three months ended March 31, 2012:

(in thousands)
Projected benefit obligation, December 31, 2011	$11,896
Interest cost	132
Benefit payments	(111)
Projected benefit obligations, March 31, 2012	$11,917
The amounts in accumulated other comprehensive income (loss) that have not yet been recognized as components of net periodic benefit costs at March 31, 2012 are as follows:

(in thousands)
Transition asset (obligation)	$—
Prior service cost	—
Accumulated loss	(2,343)
Total	$(2,343)

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
In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan (“EDCP”) which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust. Prior to January 1, 2010, participants could elect an investment return of either the annual yield of the Moody's Average Corporate Bond Rate Yield Index plus 300 basis points, or a return based on a selection of available diversified investment options. Effective January 1, 2010, the Moody's Average Corporate Bond Rate Yield Index plus 300 basis points is no longer an investment option for salary deferrals made on compensation earned after December 31, 2009. The Company recorded current and long-term deferred compensation liabilities of $15.6 million and $17.2 million, as of March 31, 2012 and December 31, 2011, respectively, related to these deferrals and credited investment returns. Compensation expense is recorded in SG&A expense on the Company's consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. Compensation expense recorded in SG&A for the three months ended March 31, 2012 and 2011 was $0.4 million and $0.3 million respectively.
The Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that partially offset the earnings credited to the participants. The diversified investments held in the trusts totaled $7.4 million and $14.2 million as of March 31, 2012 and December 31, 2011, respectively, and are recorded at their fair value, based on quoted market prices. At March 31, 2012, the Company expects $5.2 million of the assets held in the trust to be distributed during the year ended December 31, 2012 to participants. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying statements of income. The Company recorded investment gains during the three months ended March 31, 2012 and 2011 of approximately $1.1 million and $0.4 million, respectively.

In 1997, the Company adopted the Choice Hotels International, Inc. Non-Qualified Retirement Savings and Investment Plan (“Non-Qualified Plan”). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. As of March 31, 2012 and December 31, 2011, the Company had recorded a deferred compensation liability of $11.3 million and $10.4 million, respectively related to these deferrals. Compensation expense is recorded in SG&A expense on the Company's consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. The net increase in compensation expense recorded in SG&A for the three months ended March 31, 2012 and 2011 was $0.9 million and $0.3 million respectively.
The diversified investments held in the trusts were $10.5 million and $9.5 million as of March 31, 2012 and December 31, 2011, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying statements of income. The Company recorded investment gains during the three months ended March 31, 2012 and 2011 of approximately $0.9 million and $0.3 million, respectively. In addition, the Non-Qualified Plan held shares of the Company's common stock with a market value of $0.9 million at both March 31, 2012 and December 31, 2011, respectively, which are recorded as a component of shareholders' deficit.

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

As of March 31, 2012 and December 31, 2011, the Company had the following assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets (in thousands)
As of March 31, 2012
Money market funds, included in cash and cash equivalents	$20,001	$—	$20,001	$—
Mutual funds(1)	11,599	11,599	—	—
Money market funds(1)	6,267	—	6,267	—
	$37,867	$11,599	$26,268	$—
As of December 31, 2011
Money market funds, included in cash and cash equivalents	$20,001	$—	$20,001	$—
Mutual funds(1)	21,534	21,534	—	—
Money market funds(1)	2,238	—	2,238	—
	$43,773	$21,534	$22,239	$—
________________________

(1)	Included in Investments, employee benefit plans fair value on the consolidated balance sheets.
During the three months ended March 31, 2012, the Company sold approximately $11.8 million of mutual funds (Level 1 assets) held in the employee benefit plan trusts. Approximately $8.4 million of these assets were distributed from the irrevocable trust with the remaining $3.4 million transferred to money market funds (Level 2 assets). The Company's policy is to recognize transfers in and transfers out of the three levels of the fair value hierarchy as of the end of each quarterly reporting period.
Other Financial Instruments
The Company believes that the fair value of its current assets and current liabilities approximate their reported carrying amounts due to the short-term nature of these items. In addition, the interest rates of the Company's Revolver adjust frequently based on current market rates; accordingly its carrying amount approximates fair value.
We estimated the fair value of notes receivable which approximate their carrying value, utilizing an analysis of future cash flows and credit worthiness for similar types of arrangements. Based upon the availability of market data, we have classified these notes receivables as Level 3 inputs. The primary sensitivity in these calculations is based on the selection of appropriate interest and discount rates. For further information on the notes receivables see Note 3.
The Company estimates the fair value of its senior notes using quoted market prices, which are directly observable Level 1 inputs . At March 31, 2012 and December 31, 2011, the senior notes had an approximate fair value of $261.7 million and $267.7 million, respectively.

Fair values estimated are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment.  Settlement of such fair value amounts may not be possible and may not be a prudent management decision.

11.	Income Taxes
The effective income tax rate for the quarter was 33.9% compared to 28.2% for the three months ended March 31, 2012 and 2011, respectively. The effective income tax rate for the first quarter 2011 reflects a nonrecurring adjustment of $1.4 million to our current federal taxes payable.

12.	Share-Based Compensation and Capital Stock
Stock Options
The Company granted 0.2 million and 0.2 million options to certain employees of the Company at a fair value of $1.6 million and $2.1 million for the three months ended March 31, 2012 and 2011, respectively. The stock options granted by the Company had an exercise price equal to the market price of the Company's common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2012 Grants	2011 Grants
Risk-free interest rate	0.78%	2.10%
Expected volatility	40.15%	39.51%
Expected life of stock option	4.4 years	4.4 years
Dividend yield	2.08%	1.79%
Requisite service period	4 years	4 years
Contractual life	7 years	7 years
Weighted average fair value of options granted	$9.98	$12.42
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
The aggregate intrinsic value of the stock options outstanding and exercisable at March 31, 2012 was $8.2 million and $6.2 million, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2012 and 2011 was approximately $0.4 million and $1.7 million, respectively.

The Company received approximately $0.4 million and $2.2 million in proceeds from the exercise of 0.02 million and 0.1 million employee stock options during the three month periods ended March 31, 2012 and 2011, respectively.

Restricted Stock
The following table is a summary of activity related to restricted stock grants:

	Three Months Ended
	March 31,
	2012	2011
Restricted share grants	238,019	180,645
Weighted average grant date fair value per share	$35.70	$41.25
Aggregate grant date fair value ($000)	$8,497	$7,452
Restricted shares forfeited	4,328	5,806
Vesting service period of shares granted	36 - 68 months	36 - 48 months
Grant date fair value of shares vested ($000)	$5,013	$4,831
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
Performance Vested Restricted Stock Units
The Company has granted performance vested restricted stock units (“PVRSU”) to certain employees. The fair value is measured by the market price of the Company's common stock on the date of the grant. The vesting of these stock awards is contingent upon the Company achieving performance targets at the end of specified performance periods and the employees' continued employment. The performance conditions affect the number of shares that will ultimately vest. The range of possible stock-based award vesting is generally between 0% and 200% of the initial target. If a minimum of 50% of the performance target is not attained then no awards will vest under the terms of the various PVRSU agreements. Compensation expense related to these awards is recognized over the requisite service period based on the Company's estimate of the achievement of the various performance targets. The Company has currently estimated that between 0% and 130% of the various award targets will be achieved. Compensation expense is recognized ratably over the requisite service period only on those PVRSUs that ultimately vest.
The following table is a summary of activity related to PVRSU grants:

	Three Months Ended
	March 31,
	2012	2011
Performance vested restricted stock units granted at target	38,476	25,036
Weighted average grant date fair value per share	$35.60	$41.25
Aggregate grant date fair value ($000)	$1,370	$1,033
Stock units forfeited	—	39,070
Requisite service period	3 years	3 years
During the three months ended March 31, 2012, no PVRSU grants vested. During the three months ended March 31, 2011, PVRSU grants totaling 39,070 units were forfeited since the Company did not achieve the minimum performance conditions contained in the stock awards.

A summary of stock-based award activity as of March 31, 2012 and changes during the three months ended are presented below:

	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012	1,573,726	$33.30		565,627	$34.43	109,769	$35.57
Granted	160,408	35.60		238,019	35.70	38,476	35.60
Exercised/Vested	(20,216)	19.25		(149,708)	33.49	—	—
Forfeited/Expired	(3,161)	37.46		(4,328)	36.28	—	—
Outstanding at March 31, 2012	1,710,757	$33.68	4.6 years	649,610	$35.10	148,245	$35.58
Options exercisable at March 31, 2012	1,163,843	$33.30	3.8 years
The components of the Company’s pretax stock-based compensation expense and associated income tax benefits are as follows for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
(in millions)	2012	2011
Stock options	$0.6	$0.6
Restricted stock	2.0	1.7
Performance vested restricted stock units	0.2	0.1
Total	$2.8	$2.4
Income tax benefits	$1.0	$0.9
Dividends
On February 20, 2012, the Company's board of directors declared a cash dividend of $0.185 per share (or approximately $10.7 million in the aggregate), which was paid on April 16, 2012 to shareholders of record as of April 2, 2012.
On February 21, 2011, the Company's board of directors declared a cash dividend of $0.185 per share (or approximately $11.0 million in the aggregate), which was paid on April 15, 2011 to shareholders of record as of April 1, 2011.
Share Repurchases and Redemptions
During the three months ended March 31, 2012, the Company purchased 0.3 million shares of common stock under the share repurchase program at a total cost of $12.9 million. No shares of common stock were purchased by the Company under the share repurchase program during the three months ended March 31, 2011.
During the three months ended March 31, 2012, the Company redeemed 55,162 shares of common stock at a total cost of approximately $2.0 million from employees to satisfy statutory minimum tax requirements from the vesting of restricted stock grants. During the three months ended March 31, 2011, the Company redeemed 55,295 shares of common stock at a total cost of approximately $2.2 million from employees to satisfy statutory minimum tax requirements from the vesting of restricted stock grants. These redemptions were outside the share repurchase program initiated in June 1998.

13.	Earnings Per Share
The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2012	2011
Computation of Basic Earnings Per Share:
Net income	$19,997	$15,730
Income allocated to participating securities	(204)	(156)
Net income available to common shareholders	$19,793	$15,574
Weighted average common shares outstanding – basic	57,622	59,081
Basic earnings per share	$0.34	$0.26
Computation of Diluted Earnings Per Share:
Net income	$19,997	$15,730
Income allocated to participating securities	(204)	(156)
Net income available to common shareholders	$19,793	$15,574
Weighted average common shares outstanding – basic	57,622	59,081
Diluted effect of stock options and PVRSUs	100	151
Weighted average shares outstanding-diluted	57,722	59,232
Diluted earnings per share	$0.34	$0.26

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
At March 31, 2012 and 2011, the Company had 1.7 million and 1.8 million outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the period, unless the stock options would be anti-dilutive. For both the three month periods ended March 31, 2012 and March 31, 2011, the Company excluded 0.4 million of anti-dilutive stock options from the diluted earnings per share calculation.
PVRSUs are also included in the diluted earnings per share calculation assuming the performance conditions have been met at the reporting date. However, at March 31, 2012 and 2011, PVRSUs totaling 148,245 and 113,878, respectively were excluded from the computation since the performance conditions had not been met.

14.	Condensed Consolidating Financial Statements
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

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Three Months Ended March 31, 2012
(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$42,126	$26,220	$7,058	$(27,551)	$47,853
Initial franchise and relicensing fees	2,433	—	95	—	2,528
Procurement services	3,148	—	167	—	3,315
Marketing and reservation	59,653	72,684	4,387	(65,795)	70,929
Other items, net	3,441	978	125	—	4,544
Total revenues	110,801	99,882	11,832	(93,346)	129,169
OPERATING EXPENSES:
Selling, general and administrative	24,487	22,828	4,585	(27,551)	24,349
Marketing and reservation	61,554	70,900	4,270	(65,795)	70,929
Other items, net	706	1,901	219	—	2,826
Total operating expenses	86,747	95,629	9,074	(93,346)	98,104
Operating income	24,054	4,253	2,758	—	31,065
OTHER INCOME AND EXPENSES, NET:
Interest expense	4,216	(1,103)	4	—	3,117
Equity in earnings of consolidated subsidiaries	(6,881)	—	—	6,881	—
Other items, net	(202)	(2,003)	(80)	—	(2,285)
Total other income and expenses, net	(2,867)	(3,106)	(76)	6,881	832
Income before income taxes	26,921	7,359	2,834	(6,881)	30,233
Income taxes	6,924	3,058	254	—	10,236
Net income	$19,997	$4,301	$2,580	$(6,881)	$19,997

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Three Months Ended March 31, 2011
(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$38,501	$27,107	$6,221	$(28,035)	$43,794
Initial franchise and relicensing fees	2,614	—	107	—	2,721
Procurement services	3,165	—	96	—	3,261
Marketing and reservation	50,171	68,794	3,901	(59,899)	62,967
Other items, net	1,247	864	427	—	2,538
Total revenues	95,698	96,765	10,752	(87,934)	115,281
OPERATING EXPENSES:
Selling, general and administrative	23,603	23,871	4,408	(28,035)	23,847
Marketing and reservation	52,772	66,055	4,039	(59,899)	62,967
Other items, net	708	1,864	216	—	2,788
Total operating expenses	77,083	91,790	8,663	(87,934)	89,602
Operating income	18,615	4,975	2,089	—	25,679
OTHER INCOME AND EXPENSES, NET:
Interest expense	4,173	(951)	2	—	3,224
Equity in earnings of consolidated subsidiaries	(5,073)	—	—	5,073	—
Other items, net	(198)	(723)	1,453	—	532
Total other income and expenses, net	(1,098)	(1,674)	1,455	5,073	3,756
Income before income taxes	19,713	6,649	634	(5,073)	21,923
Income taxes	3,983	2,534	(324)	—	6,193
Net income	$15,730	$4,115	$958	$(5,073)	$15,730

Choice Hotels International, Inc.
Condensed Consolidating Balance Sheet
As of March 31, 2012
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$4,926	$550	$85,836	$—	$91,312
Receivables, net	45,119	1,965	6,206	—	53,290
Other current assets	14,035	21,768	5,281	(7,208)	33,876
Total current assets	64,080	24,283	97,323	(7,208)	178,478
Property and equipment, at cost, net	9,192	40,904	1,213	—	51,309
Goodwill	60,620	5,193	200	—	66,013
Franchise rights and other identifiable intangibles, net	10,463	3,179	2,753	—	16,395
Receivable – marketing and reservation fees	63,690	—	—	—	63,690
Investment in and advances to affiliates	293,122	234,479	8,176	(535,777)	—
Investments, employee benefit plans, at fair value	—	12,625	—	—	12,625
Deferred income taxes	—	29,907	295	(6,653)	23,549
Other assets	13,611	7,252	10,310	—	31,173
Total assets	$514,778	$357,822	$120,270	$(549,638)	$443,232
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$8,727	$31,414	$4,987	$—	$45,128
Accrued expenses	13,513	13,704	1,313	—	28,530
Deferred revenue	9,823	60,224	783	—	70,830
Current portion of long-term debt	—	659	20	—	679
Deferred compensation & retirement plan obligations	—	19,184	—	—	19,184
Other current liabilities	4,568	14,231	413	(7,208)	12,004
Total current liabilities	36,631	139,416	7,516	(7,208)	176,355
Long-term debt	255,359	2,353	68	—	257,780
Deferred compensation & retirement plan obligations	—	19,633	7	—	19,640
Advances from affiliates	235,087	420	9,607	(245,114)	—
Other liabilities	13,877	8,351	58	(6,653)	15,633
Total liabilities	540,954	170,173	17,256	(258,975)	469,408
Total shareholders’ (deficit) equity	(26,176)	187,649	103,014	(290,663)	(26,176)
Total liabilities and shareholders’ deficit	$514,778	$357,822	$120,270	$(549,638)	$443,232

Choice Hotels International, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2011
(In Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$23,370	$432	$83,255	$—	$107,057
Receivables, net	44,620	2,407	5,985	—	53,012
Other current assets	12,190	25,997	5,226	(8,686)	34,727
Total current assets	80,180	28,836	94,466	(8,686)	194,796
Property and equipment, at cost, net	9,013	41,755	1,224	—	51,992
Goodwill	60,620	5,193	192	—	66,005
Franchise rights and other identifiable intangibles, net	11,061	3,334	2,860	—	17,255
Receivable, marketing and reservation fees	54,014	—	—	—	54,014
Investments, employee benefit plans, at fair value	—	11,678	—	—	11,678
Investment in and advances to affiliates	285,996	235,571	8,323	(529,890)	—
Deferred income taxes	—	29,050	313	(6,698)	22,665
Other assets	13,808	7,538	7,938	—	29,284
Total assets	$514,692	$362,955	$115,316	$(545,274)	$447,689
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$5,324	$28,831	$4,234	$—	$38,389
Accrued expenses	18,288	33,584	1,979	—	53,851
Deferred revenue	13,584	54,582	659	—	68,825
Deferred compensation and retirement plan	—	18,935	—	—	18,935
Current portion of long-term debt	—	654	19	—	673
Other current liabilities	—	11,404	1,174	(8,686)	3,892
Total current liabilities	37,196	147,990	8,065	(8,686)	184,565
Long-term debt	249,443	2,519	70	—	252,032
Deferred compensation & retirement plan obligations	—	20,587	6	—	20,593
Advances from affiliates	239,903	468	9,853	(250,224)	—
Other liabilities	13,711	9,027	20	(6,698)	16,060
Total liabilities	540,253	180,591	18,014	(265,608)	473,250
Total shareholders’ (deficit) equity	(25,561)	182,364	97,302	(279,666)	(25,561)
Total liabilities and shareholders' deficit	$514,692	$362,955	$115,316	$(545,274)	$447,689

Choice Hotels International, Inc.
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2012
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided (used) by operating activities	$5,388	$(5,888)	$4,912	$—	$4,412

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(1,354)	(1,688)	(87)	—	(3,129)
Equity method investments	—	—	(2,600)	—	(2,600)
Issuance of notes receivable	(3,136)	(583)	—	—	(3,719)
Collection of notes receivable	44	107	—	—	151
Purchases of investments, employee benefit plans	—	(743)	—	—	(743)
Proceeds from sales of investments, employee benefit plans	—	8,652	—	—	8,652
Other items, net	(108)	—	—	—	(108)

Net cash provided (used) by investing activities	(4,554)	5,745	(2,687)	—	(1,496)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings pursuant to revolving credit facility	5,900	—	—	—	5,900
Repayments of long-term debt	—	(161)	(5)		(166)
Purchase of treasury stock	(14,854)	—	—	—	(14,854)
Dividends paid	(10,713)	—	—	—	(10,713)
Excess tax benefits from stock-based compensation	—	422	—	—	422
Proceeds from exercise of stock options	389	—	—	—	389

Net cash provided (used) by financing activities	(19,278)	261	(5)	—	(19,022)
Net change in cash and cash equivalents	(18,444)	118	2,220	—	(16,106)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	361	—	361
Cash and cash equivalents at beginning of period	23,370	432	83,255	—	107,057

Cash and Cash Equivalents at End of Period	$4,926	$550	$85,836	$—	$91,312

Choice Hotels International, Inc.
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2011
(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided from (used in) operating activities	$4,590	$(15,659)	$5,852	$—	$(5,217)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(205)	(1,601)	(29)	—	(1,835)
Equity method investments	—	—	(1,600)	—	(1,600)
Issuance of notes receivable	(49)	(1,406)	(22)	—	(1,477)
Collections of notes receivable	—	7	—	—	7
Purchases of investments, employee benefit plans	—	(897)	—	—	(897)
Proceeds from sales of investments, employee benefit plans	—	310	—	—	310
Other items, net	(113)	13	5	—	(95)

Net cash used in investing activities	(367)	(3,574)	(1,646)	—	(5,587)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings pursuant to revolving credit facility	7,900	—	—	—	7,900
Repayments of long-term debt	—	—	(5)	—	(5)
Purchase of treasury stock	(2,207)	—	—	—	(2,207)
Debt issuance costs	(2,207)	—	—	—	(2,207)
Excess tax benefits from stock-based compensation	1	833	—	—	834
Dividends paid	(10,950)	—	—	—	(10,950)
Proceeds from exercise of stock options	2,238	—	—	—	2,238

Net cash provided (used) in financing activities	(5,225)	833	(5)	—	(4,397)
Net change in cash and cash equivalents	(1,002)	(18,400)	4,201	—	(15,201)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	347	—	347
Cash and cash equivalents at beginning of period	4,849	18,659	67,751	—	91,259

Cash and cash equivalents at end of period	$3,847	$259	$72,299	$—	$76,405

15.	Reportable Segment Information
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
The following table presents the financial information for the Company's franchising segment:

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
(In thousands)	Franchising	Corporate & Other	Consolidated	Franchising	Corporate & Other	Consolidated
Revenues	$128,191	$978	$129,169	$114,417	$864	$115,281
Operating income (loss)	$44,352	$(13,287)	$31,065	$36,077	$(10,398)	$25,679
Income (loss) before income taxes	$44,297	$(14,064)	$30,233	$34,611	$(12,688)	$21,923

16.	Commitments and Contingencies
The Company is a defendant in a number of lawsuits arising in the ordinary course of business. In the opinion of management and the Company's legal counsel, the ultimate outcome of any such lawsuit individually or collectively will not have a material adverse effect on the Company's business, financial position, results of operations or cash flows.
During 2011, the Company filed suit in United States District Court against a franchisee for breach of contract, trademark infringement, fraudulent inducement and negligent misrepresentation. The franchisee filed an arbitration action against the Company alleging wrongful termination of its franchise agreements.  The parties agreed to litigate all claims in an arbitration action which was settled on April 4, 2012. The settlement of the arbitration action did not have a material impact on the Company's financial statements.
The Company has the following commitments outstanding:

•
The Company occasionally provides financing in the form of forgivable promissory notes or cash incentives to franchisees for property improvements, hotel development efforts and other purposes. At March 31, 2012, the Company had commitments to extend an additional $6.7 million for these purposes provided certain conditions are met by its franchisees, of which $2.8 million is expected to be advanced in the next twelve months.

•
The Company has entered into a joint venture agreement whereby it has committed, subject to the satisfaction of certain contingencies, to make an initial capital contribution of $3.0 million for a 25.5% ownership interest. The Company expects to fund this commitment within the next three years.

•
The Company has a $1.0 million loan commitment, provided certain conditions are met by the borrower, related to the construction of a hotel under one of the Company's brands. The commitment is expected to be funded in the next twelve months.

•	The Company has invested $2.6 million in a joint venture and has a commitment to invest an additional $2.6 million which is expected to be funded completely in 2012.

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
During the three months ended March 31, 2012, the Company recorded a $0.1 million charge in SG&A and marketing and reservation expenses related to salary and continuation benefits provided to employees separating from service with the Company. At March 31, 2012, the Company had approximately $43 thousand of these salary and benefits continuation payments remaining to be remitted. During the three months ended March 31, 2012, the Company remitted an additional $2.8 million of termination benefits related to employee termination charges recorded in prior periods and had approximately $2.7 million of these benefits remaining to be paid. At March 31, 2012 and December 31, 2011, total termination benefits of approximately $2.7 million and $5.4 million remained payable and were included in current and non-current liabilities in the Company's consolidated financial statements. The Company expects $2.4 million of these benefits to be paid in the next twelve months.

18.	Subsequent Events

Subsequent to March 31, 2012 through May 9, 2012, the Company repurchased an additional 0.2 million shares of its common stock at a total cost of $7.0 million under its share repurchase program.
On April 30, 2012, the Company's board of directors declared a quarterly cash dividend of $0.185 per share of common stock. The dividend is payable on July 16, 2012 to shareholders of record as of July 2, 2012. Based on the Company's share count at March 31, 2012, total dividends to be paid are expected to be approximately $10.7 million.
In April 2012, the Company and an unrelated third party entered into an agreement to purchase a Cambria Suites hotel in Maple Grove, MN for a total price of $7.2 million. The Company and the unrelated third party are entering into a joint venture, which will own this property. The Company expects to contribute approximately $3.7 million to the joint venture for a 50% ownership stake. The Company expects to account for this venture under the equity method of accounting.

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

Overview
We are a hotel franchisor with franchise agreements representing 6,174 hotels open and 471 hotels under construction, awaiting conversion or approved for development as of March 31, 2012, with 496,368 rooms and 38,210 rooms, respectively, in 49 states, the District of Columbia and over 40 countries and territories outside the United States. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Ascend Collection®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, and Cambria Suites® (collectively, the “Choice brands”).
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
Our business philosophy has been to conduct direct franchising in those international markets where both franchising is an accepted business model and we believe our brands can achieve significant distribution. We elect to enter into master franchise agreements in those markets where direct franchising is currently not a prevalent or viable business model. When entering into master franchising relationships, we strive to select partners that have professional hotel and asset management capabilities together with the financial capacity to invest in building the Choice brands in their respective markets. Master franchising relationships typically provider lower revenues to the Company as the master franchisees are responsible for managing certain necessary services (such as training, quality assurance, reservations and marketing) to support the franchised hotels in the master franchise area and therefore retain a larger percentage of the hotel franchise fees to cover their expenses. In certain circumstances, the Company has and may continue to make equity investments in our master franchisees.
As a result of our use of master franchising relationships and international market conditions, total revenues from international franchising operations comprised 9% of our total revenues for the three months ended March 31, 2012, while representing approximately 19% of hotels open at March 31, 2012. Therefore, our description of the franchise system is primarily focused on the domestic operations.
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
With a focus on hotel franchising instead of ownership, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our business provides opportunities to improve operating results by increasing the number of franchised hotel rooms and effective royalty rates of our franchise contracts resulting in increased initial fee and relicensing revenue, ongoing royalty fees and procurement services revenues. In addition, our operating results can also be improved through our company-wide efforts related to improving property level performance. The Company currently estimates that based on its current domestic portfolio of hotels under franchise that a 1% change in revenue per available room (“RevPAR”) or rooms under franchise would increase or decrease annual domestic royalty revenues by approximately $2.3 million and a 1 basis point change in the Company's effective royalty rate would increase or decrease annual domestic royalties by approximately $0.5 million. In addition to these revenues, we also collect marketing and reservation system fees to support centralized marketing and reservation activities for the franchise system. As a lodging franchisor, the Company currently has relatively low capital expenditure requirements.
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
Our Company articulates its mission as a commitment to our franchisees' profitability by providing our franchisees with hotel franchises that strive to generate the highest return on investment of any hotel franchise. We have developed an operating system dedicated to our franchisees' success that focuses on delivering guests to our franchised hotels and reducing costs for our hotel owners.
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
Historically, we have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. During the three months ended March 31, 2012, the Company repurchased approximately 0.3 million shares of its common stock under the share repurchase program at an average price of $36.81 for a total cost of $12.9 million. Since the program's inception through March 31, 2012, we have repurchased 45.1 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.1 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 78.1 million shares at an average price of $13.83 per share. We currently believe that our cash flows from operations will support our ability to complete the current board of directors repurchase authorization of approximately 1.6 million shares remaining as of March 31, 2012. Subsequent to March 31, 2012 through May 9, 2012, the Company purchased an additional 0.2 million shares of its common stock under the share repurchase program at an average price of $37.39 for a total cost of $7.0 million. Upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
During the three months ended March 31, 2012, we paid cash dividends totaling approximately $10.7 million and we presently expect to continue to pay dividends in the future, subject to future business performance, economic conditions, changes in income tax regulations and other factors. Based on our present dividend rate and outstanding share count, aggregate annual dividends for 2012 would be approximately $42.8 million.
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
Results of Operation: Royalty fees, operating income, net income and diluted earnings per share (“EPS”) represent key measurements of these value drivers. In the three months ended March 31, 2012, royalty fees revenue totaled $47.9 million, a 9% increase from the same period in 2011. Operating income totaled $31.1 million for the three months ended March 31, 2012, a $5.4 million or 21% increase from the same period in 2011. Net income increased 27% from the same period of the prior year to $20.0 million. Diluted earnings per share for the quarter ended March 31, 2012 were $0.34 compared to $0.26 for the three months ended March 31, 2011. These measurements will continue to be a key management focus in 2012 and beyond.
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

Operations Review
Comparison of Operating Results for the Three-Month Periods Ended March 31, 2012 and 2011
The Company recorded net income of $20.0 million for the three month period ended March 31, 2012, a 27% increase from the $15.7 million for the quarter ended March 31, 2011. The increase in net income for the three months ended March 31, 2012 is primarily attributable to the $5.4 million or 21% increase in operating income and a $2.9 million decline in other income and expenses, net, partially offset by an increase in the effective income tax rate. The decline in other income and expenses, net is primarily due to a $2.0 million increase in fair value of the investments held in the Company's non-qualified benefit plans compared to a $0.8 million increase in the fair value of these investments in the prior year period. In addition, other income and expenses, net for the three months ended March 31, 2011 included a $1.8 million loss on assets held for sale.

Summarized financial results for the three months ended March 31, 2012 and 2011 are as follows:

(in thousands, except per share amounts)	2012	2011
REVENUES:
Royalty fees	$47,853	$43,794
Initial franchise and relicensing fees	2,528	2,721
Procurement services	3,315	3,261
Marketing and reservation	70,929	62,967
Hotel operations	978	864
Other	3,566	1,674
Total revenues	129,169	115,281
OPERATING EXPENSES:
Selling, general and administrative	24,349	23,847
Depreciation and amortization	2,017	1,955
Marketing and reservation	70,929	62,967
Hotel operations	809	833
Total operating expenses	98,104	89,602
Operating income	31,065	25,679
OTHER INCOME AND EXPENSES, NET:
Interest expense	3,117	3,224
Interest income	(337)	(210)
Other (gains) and losses	(2,003)	1,043
Equity in net (income) loss of affiliates	55	(301)
Total other expenses, net	832	3,756
Income before income taxes	30,233	21,923
Income taxes	10,236	6,193
Net income	$19,997	$15,730
Diluted earnings per share	$0.34	$0.26

The Company utilizes certain measures such as adjusted net income, adjusted diluted EPS and franchising revenues which do not conform to generally accepted accounting principles in the United States (“GAAP”) when analyzing and discussing its results with the investment community. This information should not be considered as an alternative to any measure of performance as promulgated under GAAP, such as net income, diluted EPS and total revenues. The Company's calculation of these measures may be different from the calculations used by other companies and therefore comparability may be limited. We have included below a reconciliation of these measures to the comparable GAAP measures as well as our reason for reporting these non-GAAP measures.
Franchising Revenues: The Company utilizes franchising revenues which exclude marketing and reservation system revenues and hotel operations rather than total revenues when analyzing the performance of the business. Marketing and reservation activities are excluded from revenues since the Company is required by its franchise agreements to use these fees collected for marketing and reservation activities; as such, no income or loss to the Company is generated. Cumulative marketing and reservation system fees not expended are recorded as a payable on the Company's financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements. Cumulative marketing and reservation expenditures in excess of fees collected for marketing and reservation activities are recorded as a receivable on the Company's financial statements. Hotel operations are excluded since they do not reflect the most accurate measure of the Company's core franchising business. This non-GAAP measure is a commonly used measure of performance in our industry and facilitates comparisons between the Company and its competitors.

Calculation of Franchising Revenues

	Three Months Ended March 31,
	($ amounts in thousands)
	2012	2011
Franchising Revenues:
Total Revenues	$129,169	$115,281
Adjustments:
Marketing and reservation system revenues	(70,929)	(62,967)
Hotel operations	(978)	(864)
Franchising Revenues	$57,262	$51,450
Adjusted Net Income and Adjusted Diluted EPS: We also use adjusted net income and adjusted diluted EPS for the three months ended March 31, 2011 which exclude a $1.8 million loss on assets held for sale resulting from the Company's reduction of the carrying amount of a parcel of land held for sale to its estimated fair value. The Company utilizes these non-GAAP measures to enable investors to perform meaningful comparisons of past, present and future operating results and as a means to emphasize the results of on-going operations.

Calculation of Adjusted Net Income and Adjusted Diluted EPS

	Three Months Ended March 31,
	(In thousands, except per share amounts)
	2012	2011
Net Income	$19,997	$15,730
Adjustments, net of tax:
Loss on land held for sale	—	1,111
Adjusted Net Income	$19,997	$16,841

Weighted average shares outstanding – diluted	58,317	59,825

Diluted EPS	$0.34	$0.26
Adjustments:
Loss on land held for sale	—	0.02
Adjusted Diluted EPS	$0.34	$0.28
The Company recorded adjusted net income of $20.0 million for the three months ended March 31, 2012; a $3.2 million increase compared to an adjusted net income of $16.8 million for the three months ended March 31, 2011. The increase in adjusted net income for the three months ended March 31, 2012 is primarily due to a $5.4 million or 21% increase in operating income and a $1.2 million increase in investment gains due to an $2.0 million increase in the fair value of investments held in the Company's non-qualified benefit plans during the three months ended March 31, 2012 compared to a $0.8 million increase in fair value of these investments in the prior year period. These increases were partially offset in an increase in the effective tax rate from 28.2% during the three months ended March 31, 2011 to 33.9% in the same period of the current year. Operating income increased $5.4 million as the Company's franchising revenues for the three months ended March 31, 2012 increased $5.8 million or 11% from the same period of the prior year and SG&A expenses increased only $0.5 million or 2%.
Franchising Revenues: Franchising revenues were $57.3 million for the three months ended March 31, 2012 compared to $51.5 million for the three months ended March 31, 2011, an increase of 11%. The increase in franchising revenues is primarily due to a 9% increase in royalty revenues and a $1.9 million increase in other income.
Domestic royalty fees for the three months ended March 31, 2012 increased $3.6 million to $42.3 million from $38.7 million in the three months ended March 31, 2011, an increase of 9%. The increase in royalties is attributable to a combination of factors including an 8.6% increase in RevPAR and a 0.6% increase in the number of domestic franchised hotel rooms partially offset by a decline in the effective royalty rate of the domestic hotel system from 4.35% to 4.34%. System-wide RevPAR increased due to a combination of a 2.5% increase in average daily rates and a 250 basis point increase in occupancy.

A summary of the Company's domestic franchised hotels operating information is as follows:

	For the Three Months Ended March 31, 2012*			For the Three Months Ended March 31, 2011*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR
Comfort Inn	$74.29	46.8%	$34.76	$72.21	44.3%	$32.00	2.9%	250 bps	8.6%
Comfort Suites	79.88	51.0%	40.72	79.08	47.0%	37.18	1.0%	400 bps	9.5%
Sleep	66.39	45.0%	29.90	64.94	42.2%	27.43	2.2%	280 bps	9.0%
Quality	63.39	40.8%	25.87	61.58	38.6%	23.80	2.9%	220 bps	8.7%
Clarion	67.90	38.7%	26.26	67.72	36.6%	24.75	0.3%	210 bps	6.1%
Econo Lodge	50.31	38.7%	19.45	49.61	37.3%	18.49	1.4%	140 bps	5.2%
Rodeway	47.08	41.7%	19.61	45.77	38.6%	17.65	2.9%	310 bps	11.1%
MainStay	64.60	61.8%	39.94	60.97	53.9%	32.85	6.0%	790 bps	21.6%
Suburban	39.15	62.5%	24.47	38.29	60.7%	23.24	2.2%	180 bps	5.3%
Ascend Collection	104.02	52.0%	54.11	98.46	49.9%	49.09	5.6%	210 bps	10.2%
Total	$67.32	44.5%	$29.95	$65.69	42.0%	$27.58	2.5%	250 bps	8.6%
___________________
Operating statistics represent hotel operations from December through February
The number of domestic rooms on-line increased by 2,470 rooms to 392,877 as of March 31, 2012 from 390,407 as of March 31, 2011. The total number of domestic hotels on-line increased by 0.7% to 5,006 as of March 31, 2012 from 4,970 as of March 31, 2011.
A summary of domestic hotels and rooms on-line at March 31, 2012 and 2011 by brand is as follows:

	March 31, 2012		March 31, 2011		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	%	%
Comfort Inn	1,392	108,777	1,422	110,932	(30)	(2,155)	(2.1)%	(1.9)%
Comfort Suites	613	47,506	621	48,096	(8)	(590)	(1.3)%	(1.2)%
Sleep	394	28,564	397	28,895	(3)	(331)	(0.8)%	(1.1)%
Quality	1,054	91,942	1,015	88,967	39	2,975	3.8%	3.3%
Clarion	188	27,550	192	28,259	(4)	(709)	(2.1)%	(2.5)%
Econo Lodge	797	49,254	779	48,245	18	1,009	2.3%	2.1%
Rodeway	396	22,183	381	20,940	15	1,243	3.9%	5.9%
MainStay	39	3,024	38	2,943	1	81	2.6%	2.8%
Suburban	61	7,191	63	7,543	(2)	(352)	(3.2)%	(4.7)%
Ascend Collection	53	4,671	42	3,259	11	1,412	26.2%	43.3%
Cambria Suites	19	2,215	20	2,328	(1)	(113)	(5.0)%	(4.9)%
Total Domestic Franchises	5,006	392,877	4,970	390,407	36	2,470	0.7%	0.6%
International royalties increased by $0.4 million or 9% from $5.1 million in the first quarter of 2011 to $5.5 million for the same period of 2012 primarily due to global RevPAR increases and an increase in the number of rooms in the international system.
International available rooms increased 1.1% to 103,491 as of March 31, 2012 from 102,326 as of March 31, 2011. The total number of international hotels increased 0.9% from 1,158 as of March 31, 2011 to 1,168 as of March 31, 2012.
As of March 31, 2012, the Company had 388 franchised hotels with 31,190 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 508 hotels and 41,475 rooms at March 31, 2011. The number of new construction franchised hotels in the Company's domestic pipeline declined 29% to 250 at March 31, 2012 from 352 at March 31, 2011. The number of conversion franchised hotels in the Company's domestic pipeline declined by 18 units or 12% from March 31, 2011 to 138 hotels at March 31, 2012. The domestic system hotels under construction, awaiting conversion or approved for development declined 29% from the prior year primarily due to the decline in the number of new construction hotels which have been negatively impacted by the limited availability of hotel construction financing. As a result, the ability of existing projects to obtain financing and commence construction has been significantly impacted and has resulted in the termination of franchise agreements related to hotels that have not yet opened. The Company had an additional 83 franchised hotels with 7,020 rooms under construction, awaiting conversion or approved for development in its international system as of March 31, 2012 compared to 98 hotels and 8,433 rooms at March 31, 2011. While the Company's hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.
A summary of the domestic franchised hotels under construction, awaiting conversion or approved for development at March 31, 2012 and 2011 by brand is as follows:

							Variance
	March 31, 2012 Units			March 31, 2011 Units			Conversion		New Construction		Total
	Conversion	New Construction	Total	Conversion	New Construction	Total	Units	%	Units	%	Units	%
Comfort Inn	28	44	72	31	58	89	(3)	(10)%	(14)	(24)%	(17)	(19)%
Comfort Suites	3	83	86	3	117	120	—	0%	(34)	(29)%	(34)	(28)%
Sleep Inn	1	44	45	—	70	70	1	NM	(26)	(37)%	(25)	(36)%
Quality	40	4	44	47	6	53	(7)	(15)%	(2)	(33)%	(9)	(17)%
Clarion	12	1	13	20	2	22	(8)	(40)%	(1)	(50)%	(9)	(41)%
Econo Lodge	18	2	20	35	2	37	(17)	(49)%	—	0%	(17)	(46)%
Rodeway	25	1	26	14	2	16	11	79%	(1)	(50)%	10	63%
MainStay	2	22	24	2	39	41	—	0%	(17)	(44)%	(17)	(41)%
Suburban	2	16	18	—	20	20	2	NM	(4)	(20)%	(2)	(10)%
Ascend Collection	7	4	11	4	4	8	3	75%	—	0%	3	38%
Cambria Suites	—	29	29	—	32	32	—	NM	(3)	(9)%	(3)	(9)%
Total	138	250	388	156	352	508	(18)	(12)%	(102)	(29)%	(120)	(24)%
Domestic hotels open and operating increased by 5 hotels during the three months ended March 31, 2012 compared to an net decline of 23 domestic hotels open and operating during the three months ended March 31, 2011. Gross domestic franchise additions declined from 42 for the three months ended March 31, 2011 to 39 for the same period of 2012. New construction hotels represented 5 of the gross domestic additions during three months ended March 31, 2012 compared to 4 hotels in the same period of the prior year. Gross domestic additions for conversion hotels during the three months ended March 31, 2012 declined by 4 to 34 hotels from 38 hotels in the same period of the prior year. The Company expects the number of new franchise units that will open during 2012 to decline from 256 in 2011 to approximately 240 hotels as openings will continue to be impacted by the restrictive lending environment, retention efforts implemented by other hotel brand companies and increased competition for existing hotels seeking a new brand affiliation.
Net domestic franchise terminations declined from 65 in the three months ended March 31, 2011 to 34 for the three months ended March 31, 2012. The decline in net domestic franchise terminations primarily reflects increased retention efforts implemented by the Company to reduce the number of terminations as overall industry supply growth continues to be lower than historical levels.
New domestic franchise agreements executed in the three months ended March 31, 2012 totaled 64 representing 4,658 rooms compared to 56 agreements representing 5,158 rooms executed in the first quarter of 2011. During the first quarter of 2012, 7 of the executed agreements were for new construction hotel franchises representing 443 rooms compared to 6 contracts representing 572 rooms for the three months ended March 31, 2011. Conversion hotel executed franchise agreements totaled 57 representing 4,215 rooms for the three months ended March 31, 2012 compared to 50 agreements representing 4,586 rooms for the same period a year ago. Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise agreements declined $0.8 million to $1.4 million for the three months ended March 31, 2012 from $2.2 million for the three months ended March 31, 2011. Initial fee revenue declined despite a 14% increase in the number of executed new franchise agreements primarily due to the recognition of deferred revenue during 2011 related to franchise agreements containing developer incentives that were executed in prior years. Revenues associated with agreements including incentives are deferred and recognized when the incentive criteria are met or the agreement is terminated, whichever comes first.
A summary of executed domestic franchise agreements by brand for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	1	8	9	2	7	9	(50)%	14%	0%
Comfort Suites	1	2	3	—	2	2	NM	0%	50%
Sleep	3	—	3	2	—	2	50%	NM	50%
Quality	—	27	27	—	24	24	NM	13%	13%
Clarion	—	2	2	—	5	5	NM	(60)%	(60)%
Econo Lodge	—	4	4	—	6	6	NM	(33)%	(33)%
Rodeway	—	12	12	—	5	5	NM	140%	140%
MainStay	—	—	—	1	—	1	(100)%	NM	(100)%
Suburban	—	—	—	—	—	—	NM	NM	NM
Ascend Collection	1	2	3	—	1	1	NM	100%	200%
Cambria Suites	1	—	1	1	—	1	0%	NM	0%
Total Domestic System	7	57	64	6	50	56	17%	14%	14%
Relicensing fees include fees charged to the new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system as well as fees required to renew expiring franchise contracts. Domestic relicensing and renewal contracts increased 250% from 14 in the first quarter of 2011 to 49 for the three months ended March 31, 2012. As a result of the increase in contracts, domestic relicensing revenues increased $0.5 million from $0.5 million for the three months ended March 31, 2011 to $1.0 million for the three months ended March 31, 2012.
Other income increased $1.9 million from $1.7 million for the three months ended March 31, 2011 to $3.6 million for the same period of the current year primarily due to an increase in liquidated damage collections related to the early termination of franchise agreements.
Selling, General and Administrative Expenses: The cost to operate the franchising business is reflected in selling, general and administrative expenses ("SG&A") on the consolidated statements of income. SG&A expenses were $24.3 million for the three months ended March 31, 2012, an increase of $0.5 million or 2% from the three months ended March 31, 2011. SG&A for the three months ended March 31, 2012 included approximately $1.5 million related to a litigation settlement with a former franchisee as well as a $0.7 million increase in compensation expense recognized on deferred compensation arrangements as described in more detail in Other Income and Expenses, Net. Excluding these items, SG&A expenses declined approximately $1.7 million due to measures implemented by the Company in the fourth quarter of 2011 to increase its productivity and streamline services.
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
Total marketing and reservation system fees were $70.9 million and $63.0 million for the three months ended March 31, 2012 and 2011, respectively. Depreciation and amortization attributable to marketing and reservation activities was $3.5 million and $3.2 million for the three month periods ended March 31, 2012 and 2011, respectively. Interest expense attributable to marketing and reservation activities was approximately $1.2 million and $1.0 million for the three month periods ended March 31, 2012 and 2011, respectively.

As of March 31, 2012 and December 31, 2011, the Company's balance sheet includes a receivable of $63.7 million and $54.0 million, respectively from cumulative marketing and reservation expenses incurred in excess of cumulative marketing and reservations system fee revenues earned. These receivables are recorded as an asset in the financial statements as the Company has the contractual authority to require that the franchisees in the system at any given point repay the Company for any deficits related to marketing and reservation activities. The Company's current franchisees are legally obligated to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue and whether or not they joined the system following the deficit's occurrence. The Company has no present intention to accelerate repayment of the deficit from current franchisees. Conversely, cumulative marketing and reservation system fees not expended are recorded as a payable in the financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements.
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
Other Income and Expenses, Net: Other income and expenses, net, declined from an expense of $3.8 million during the three months ended March 31, 2011 to an expense of $0.8 million for the three months ended March 31, 2012 primarily due to the following items:
Other gains and losses, net increased from a loss of $1.0 million for the three months ended March 31, 2011 to a gain of $2.0 million for the three months ended March 31, 2012 primarily due to fluctuations in the fair value of investments held in the Company's non-qualified employee benefit plans as well as a $1.8 million loss on assets held for sale recorded during the three months ended March 31, 2011 resulting from the Company's reduction of the carrying amount of a parcel of land held for sale to its estimated fair value.
As discussed in the accompanying critical accounting policies, the Company sponsors two non-qualified retirement and savings plans: the Non-Qualified Plan and the EDCP plan. The fair value of the Non-Qualified Plan investments increased by $0.9 million during the three months ended March 31, 2012 compared to a gain of $0.3 million during the three months ended March 31, 2011. The fair value of the Company's investments held in the EDCP plan increased by $1.1 million during the three months ended March 31, 2012 compared to an increase in fair value of $0.4 million during the same period of the prior year.
The Company accounts for the EDCP Plan and Non-Qualified Plan in accordance with accounting for deferred compensation arrangements when investments are held in a rabbi trust and invested. Therefore, the Company also recognizes compensation expense or benefits in SG&A related to changes in the fair value of investments held in the Non-Qualified Plan and a portion of the investments held in the EDCP Plan, excluding investments in the Company's stock. As a result, during the three months ended March 31, 2012, the Company's SG&A expense was increased by $1.0 million due to the change in the fair value of these investments. For the three months ended March 31, 2011, the Company's SG&A expense was increased by $0.4 million due to the change in the fair value of these investments.
Income taxes. The effective income tax rate was 33.9% compared with 28.2% for the three months ended March 31, 2012 and 2011, respectively.

The effective income tax rate for the three months ended March 31, 2012 was lower than the U.S. federal statutory rate of 35% primarily due to the impact of foreign operations, partially offset by state income taxes. The effective income tax rate for the three months ended March 31, 2011 was lower than the U.S. federal statutory rate of 35% primarily due to a $1.4 million nonrecurring adjustment to our current federal taxes payable which reduced the effective tax rate as well as the impact of foreign operations.
Net income: Net income for the three months ended March 31, 2012 increased by 27% to $20.0 million from $15.7 million in the same period of the prior year. Net income increased $3.2 million or 19% from the adjusted net income of $16.8 million, as adjusted for certain items described above, for the three months ended March 31, 2011.
Diluted EPS: Diluted EPS increased 31% to $0.34 for the three months ended March 31, 2012 from $0.26 for the same period of the prior year. Diluted EPS for the three months ended March 31, 2012 increased $0.06 from the adjusted diluted EPS, which excludes certain items described above, for the three months ended March 31, 2011 which totaled $0.28. The increase in diluted EPS primarily reflects the items discussed above as well as repurchases of the Company's common stock.

Liquidity and Capital Resources
Operating Activities
During the three months ended March 31, 2012, net cash provided by operating activities totaled $4.4 million compared to net cash used by operating activities of $5.2 million during the three months ended March 31, 2011. The increase in cash flows from operating activities primarily reflects improvements in operating income partially offset by the timing of working capital items.
Net cash advanced for marketing and reservation activities totaled $6.2 million and $9.0 million during the three months ended March 31, 2012 and 2011, respectively. Cash advances during the three months ended March 31, 2012 related primarily to planned advertising and promotional cost spending in excess of fees collected and investments in information technology initiatives. Based on the current economic conditions, the Company expects marketing and reservation activities to provide cash flows from operations ranging between $4 million and $8 million in 2012.
Investing Activities
Cash utilized for investing activities totaled $1.5 million and $5.6 million for the three months ended March 31, 2012 and 2011, respectively. The decline in cash utilized for investing activities was primarily due to proceeds from the sale of investments held in trust related to the Company's deferred compensation plans. The proceeds were utilized to reimburse the Company for participant distributions made on behalf of the trust in prior years. These proceeds were partially offset by an increase in capital expenditures, an increase in net financing provided to franchisees and equity method investments entered into during the three months ended March 31, 2012. During the three months ended March 31, 2012 and 2011, capital expenditures totaled $3.1 million and $1.8 million, respectively. Capital expenditures for 2012 primarily include upgrades of system-wide property and yield management systems, upgrades to information systems infrastructure and the purchase of computer software and equipment.
The Company occasionally provides financing to franchisees for property improvements, hotel development efforts and other purposes. During the three months ended March 31, 2012 and 2011, the Company advanced $3.7 million and $1.5 million, respectively, for these purposes. At March 31, 2012, the Company had commitments to extend an additional $6.4 million for these purposes provided certain conditions are met by its franchisees, of which $2.7 million is expected to be advanced in the next twelve months.
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
The Revolver requires that the Company and its restricted subsidiaries comply with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments and effecting mergers and/or asset sales. In addition, the Revolver imposes financial maintenance covenants requiring the Company to maintain a total leverage ratio of not more than

3.5 to 1.0 and interest coverage ratio of at least 3.5 to 1.0. At March 31, 2012, the Company maintained a total leverage ratio of approximately 1.3x and an interest ratio coverage of approximately 11.8x. At March 31, 2012, the Company was in compliance with all covenants under the Revolver.
The proceeds of the Revolver are used for general corporate purposes, including working capital, debt repayment, stock repurchases, dividends, investments and other permitted uses. As of March 31, 2012, the Company had $5.9 million outstanding under the Revolver.
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
Dividends
The Company currently maintains the payment of a quarterly dividend on its common shares outstanding, however, the declaration of future dividends are subject to the discretion of our board of directors. During the three months ended March 31, 2012, the Company declared and paid cash dividends at a quarterly rate of $0.185 per share. The Company's quarterly dividend rate declared during the three months ended March 31, 2012 has remained unchanged from the previous quarterly declarations. During the three months ended March 31, 2012 and 2011, the Company paid cash dividends totaling $10.7 million and $11.0 million, respectively. We expect that cash dividends will continue to be paid in the future, subject to future business performance, economic conditions, changes in tax regulations and other matters. Based on our present dividend rate and outstanding share count, aggregate annual dividends for 2012 would be approximately $42.8 million.
Share Repurchases
During the three months ended March 31, 2012, the Company repurchased 0.3 million shares of its common stock under the share repurchase program at a total cost of $12.9 million for an average price of $36.81 per share. Since the program's inception through March 31, 2012, we have repurchased 45.1 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.1 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 78.1 million shares at an average price of $13.83 per share through March 31, 2012. At March 31, 2012 the Company had approximately 1.6 million shares remaining under the current stock repurchase authorization. Subsequent to March 31, 2012 through May 9, 2011, the Company repurchased an additional 0.2 million shares of its common stock under the share repurchase program at a total cost of $7.0 million for an average price of $37.39 per share. Upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
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
Approximately $85.8 million of the Company's cash and cash equivalents at March 31, 2012 pertains to undistributed earnings of the Company's consolidated foreign subsidiaries. Since the Company's intent is for such earnings to be reinvested by the foreign subsidiaries, the Company has not provided additional United States income taxes on these amounts. While the Company has no intention to utilize these cash and cash equivalents in its domestic operations, any change to this policy would result in the Company incurring additional United States income taxes on any amounts utilized domestically.
During the three months ended March 31, 2012, the Company recorded one-time employee termination charges totaling $0.1 million in SG&A and marketing and reservation expenses. These charges related to salary and benefits continuation payments for employees separating from service with the Company. At March 31, 2012, the Company had approximately $43 thousand of these salary and benefits continuation payments remaining to be remitted. During the three months ended March 31, 2012, the Company remitted an additional $2.8 million of termination benefits related to employee termination charges recorded in prior periods and had approximately $2.7 million of these benefits remaining to be paid. At March 31, 2012, total termination benefits of approximately $2.7 million remained to be paid and the Company expects $2.4 million of these benefits to be paid in the next twelve months. In addition, the Company expects to satisfy approximately $19.2 million of deferred compensation and retirement plan obligations during the next twelve months.
The Company believes that cash flows from operations and available financing capacity are adequate to meet the expected future operating, investing and financing needs of the business.

Critical Accounting Policies
Our accounting policies comply with principles generally accepted in the United States. We have described below those policies that we believe are critical or require the use of complex judgment or significant estimates in their application. Additional discussion of these policies is included in Note 1 to our consolidated financial statements as of and for the year ended December 31, 2011 included in our Annual Report on Form 10-K.
Revenue Recognition.
We recognize continuing franchise fees, including royalty, marketing and reservations system fees, when earned and receivable from our franchisees. Franchise fees are typically based on a percentage of gross room revenues of each franchisee. Our estimate of the allowance for uncollectible royalty fees is charged to SG&A expense and our estimate of the allowance for uncollectible marketing and reservation fees is charged to marketing and reservation expenses.
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
The Company evaluates the impairment of goodwill and trademarks with indefinite lives on an annual basis, or during the year if an event or other circumstance indicate that we may not be able to recover the carrying amount of the asset. In evaluating these assets for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If we conclude that it is not more likely than not that the fair value of the reporting unit is less than its carrying value, then no further testing is required. If the conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a two-step impairment test is performed. Since the Company has one reporting unit, the fair value of the Company's net assets is used to determine if goodwill may be impaired. Indefinite life trademarks are considered to be impaired if the net, undiscounted expected cash flows associated with the trademark are less than their carrying amount.
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
Mezzanine, and Other Notes Receivables
The Company has provided financing to franchisees in support of the development of properties in strategic markets. The Company expects the owners to repay the loans in accordance with the loan agreements, or earlier as the hotels mature and capital markets permit. The Company estimates the collectibility and records an allowance for loss on its mezzanine and other notes receivable when recording the receivables in the Company's financial statements. These estimates are updated quarterly based on available information.
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
In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan (“EDCP”) which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust. Prior to January 1, 2010, participants could elect an investment return of either the annual yield of the Moody's Average Corporate Bond Rate Yield Index plus 300 basis points, or a return based on a selection of available diversified investment options. Effective January 1, 2010, the Moody's Average Corporate Bond Rate Yield Index plus 300 basis points is no longer an investment option for salary deferrals made on compensation earned after December 31, 2009. The Company recorded current and long-term deferred compensation liabilities of $15.6 million and $17.2 million, as of March 31, 2012 and December 31, 2011, respectively, related to these deferrals and credited investment returns. Compensation expense is recorded in SG&A expense on the Company's consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. Compensation expense recorded in SG&A for the three months ended March 31, 2012 and 2011 was $0.4 million and $0.3 million respectively.
The Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that partially offset the earnings credited to the participants. The diversified investments held in the trusts totaled $7.4 million and $14.2 million as of March 31, 2012 and December 31, 2011, respectively, and are recorded at their fair value, based on quoted market prices. At March 31, 2012, the Company expects $5.2 million of the assets held in the trust to be distributed during the year ended December 31, 2012 to participants. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying statements of income. The Company recorded investment gains during the three months ended March 31, 2012 and 2011 of approximately $1.1 million and $0.4 million, respectively.
In 1997, the Company adopted the Choice Hotels International, Inc. Non-Qualified Retirement Savings and Investment Plan (“Non-Qualified Plan”). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. As of March 31, 2012 and December 31, 2011, the Company had recorded a deferred compensation liability of $11.3 million and $10.4 million, respectively related to these deferrals. Compensation expense is recorded in SG&A expense on the Company's consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. The net increase in compensation expense recorded in SG&A for the three months ended March 31, 2012 and 2011 was $0.9 million and $0.3 million respectively.
The diversified investments held in the trusts were $10.5 million and $9.5 million as of March 31, 2012 and December 31, 2011, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying statements of income. The Company recorded investment gains during the three months ended March 31, 2012 and 2011 of approximately $0.9 million and $0.3 million, respectively. In addition, the Non-Qualified Plan held shares of the Company's common stock with a market value of $0.9 million at both March 31, 2012 and December 31, 2011, respectively, which are recorded as a component of shareholders' deficit.

New Accounting Standards
See Footnote No. 1 “Recently Adopted Accounting Guidance” of the Notes to our Financial Statements for information related to our adoption of new accounting standards in 2012 and for information on our anticipated adoption of recently issued accounting standards.
FORWARD-LOOKING STATEMENTS

Certain matters discussed in this press release constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Generally, our use of words such as "expect," "estimate," "believe," "anticipate," "will," "forecast," "plan”," project," "assume" or similar words of futurity identify such forward-looking statements.  These forward-looking statements are based on management's current beliefs, assumptions and expectations regarding future events, which in turn are based on information currently available to management.  Such statements may relate to projections of the Company's revenue, earnings and other financial and operational measures, Company debt levels, payment of stock dividends, and future operations, among other matters.   We caution you not to place undue reliance on any such forward-looking statements.  Forward-looking statements do not guarantee future performance and involve known and unknown risks, uncertainties and other factors.

Several factors could cause actual results, performance or achievements of the Company to differ materially from those expressed in or contemplated by the forward-looking statements.  Such risks include, but are not limited to, changes to general, domestic and foreign economic conditions;  operating risks common in the lodging and franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees; our ability to keep pace with improvements in technology utilized for reservations systems and other operating systems; fluctuations in the supply and demand for hotels rooms; and our ability to manage effectively our indebtedness.  These and other risk factors are discussed in detail in the Risk Factors section of the Company's Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 29, 2012.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company's foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including in certain circumstances the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $17.9 million and $23.8 million at March 31, 2012 and December 31, 2011, respectively which we account for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
At March 31, 2012, the Company had $5.9 million outstanding under its variable interest rate debt instrument at a weighted average effective interest rate of 1.7%. A hypothetical change of 10% in the Company’s effective interest rate from March 31, 2012 levels would increase or decrease interest expense by approximately ten thousand dollars. The Company expects to refinance its fixed and variable long-term debt obligations prior to their scheduled maturities.
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
An evaluation was performed under the supervision and with the participation of the Company's CEO and CFO of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2012.

There has been no change in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2012, that materially affected, or is reasonably likely to materially affect the Company's internal controls over financial reporting.

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

In 2011, the Company filed suit in United States District Court against a franchisee for breach of contract, trademark infringement, fraudulent inducement and negligent misrepresentation. The franchisee filed an arbitration action against the Company alleging wrongful termination of its franchise agreements. The parties agreed to litigate all claims in an arbitration action which was settled on April 4, 2012. The settlement of the arbitration action did not have a material impact on the Company's financial statements.

ITEM 1A.	RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the three months ended March 31, 2012:

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1),(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2012	90,978	$36.42	90,978	1,865,584
February 28, 2012	161,241	36.29	110,077	1,755,507
March 31, 2012	152,302	37.35	148,304	1,607,203
Total	404,521	$36.72	349,359	1,607,203
 _______________________

(1)	The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998. The program has no fixed dollar amount or expiration date.

(2)
During the three months ended March 31, 2012, the Company redeemed 55,162 shares of common stock from employees to satisfy minimum tax-withholding requirements related to the vesting of restricted stock grants. These redemptions were not part of the board repurchase authorization.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
Exhibit Number and Description

Exhibit Number	Description

3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

3.02(b)	Amended and Restated Bylaws of Choice Hotels International, Inc.

10.01*	Amendment to Amended and Restated Chairman's Services Agreement, dated January 1, 2012 between Choice Hotels International, Inc. and Stewart Bainum, Jr.

10.02*	Amendment to Non-Competition, Non-Solicitation & Severance Benefit Agreement between the Company and Patrick Pacious, dated March 13, 2012.

10.03(c)	Transition Services Agreement between the Company and Bruce N. Haase, dated January 27, 2012.

10.04(c)	Amendment to Non-Competition, Non-Solicitation and Severance Benefit Agreement between the Company and Bruce N. Haase, dated January 27, 2012.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

We advise users of this data that pursuant to Rule 406T of Regulation S-T this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
 _______________________

*	Filed herewith

(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Registration Statement on Form S-4, filed August 30, 1998 (Reg. No. 333-62543).

(b)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels international, Inc.'s Current Report on Form 8-K filed February 16, 2010.

(c)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K, filed February 1, 2012.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

May 9, 2012	By:	/S/ DAVID L. WHITE
David L. White
Senior Vice President, Chief Financial Officer & Treasurer