Form 10-Q
period 2012-06-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2012-08-09
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2012
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

CLASS	SHARES OUSTANDING AT JUNE 30, 2012
Common Stock, Par Value $0.01 per share	57,950,952

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
REVENUES:
Royalty fees	$66,064	$61,620	$113,917	$105,414
Initial franchise and relicensing fees	3,178	2,779	5,706	5,500
Procurement services	6,836	6,673	10,151	9,934
Marketing and reservation	94,633	90,832	165,562	153,799
Hotel operations	1,224	1,073	2,202	1,937
Other	1,686	2,324	5,252	3,998
Total revenues	173,621	165,301	302,790	280,582

OPERATING EXPENSES:
Selling, general and administrative	24,554	26,539	48,903	50,386
Depreciation and amortization	1,977	1,948	3,994	3,903
Marketing and reservation	94,633	90,832	165,562	153,799
Hotel operations	867	860	1,676	1,693
Total operating expenses	122,031	120,179	220,135	209,781

Operating income	51,590	45,122	82,655	70,801
OTHER INCOME AND EXPENSES, NET:
Interest expense	3,540	3,267	6,657	6,491
Interest income	(394)	(221)	(731)	(431)
Other (gains) and losses	377	(38)	(1,626)	1,005
Equity in net (income) loss of affiliates	128	—	183	(301)
Total other income and expenses, net	3,651	3,008	4,483	6,764
Income before income taxes	47,939	42,114	78,172	64,037
Income taxes	16,077	14,536	26,313	20,729
Net income	$31,862	$27,578	$51,859	$43,308

Basic earnings per share	$0.55	$0.46	$0.89	$0.72
Diluted earnings per share	$0.55	$0.46	$0.89	$0.72
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED, IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$31,862	$27,578	$51,859	$43,308
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	216	216	431	431
Foreign currency translation adjustment, net	(432)	498	(20)	1,003
Amortization of pension related costs, net of tax:
Actuarial loss (net of income tax of $12 and $24 for the three and six months ended June 30, 2012, respectively)	20	—	40	—
Actuarial pension loss (net of income tax of $6 for the six months ended June 30, 2011)	—	—	—	(10)
Other comprehensive income (loss), net of tax	(196)	714	451	1,424
Comprehensive income	$31,666	$28,292	$52,310	$44,732

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED, IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	June 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$485,390	$107,057
Receivables (net of allowance for doubtful accounts of $10,943 and $9,979, respectively)	62,643	53,012
Investments, employee benefit plans, at fair value	5,184	12,094
Other current assets	30,656	22,633
Total current assets	583,873	194,796
Property and equipment, at cost, net	50,561	51,992
Goodwill	65,996	66,005
Franchise rights and other identifiable intangibles, net	15,435	17,255
Receivable – marketing and reservation fees	64,838	54,014
Investments, employee benefit plans, at fair value	12,221	11,678
Deferred income taxes	22,017	22,665
Other assets	42,797	29,284
Total assets	$857,738	$447,689
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$45,548	$38,389
Accrued expenses	36,137	53,851
Deferred revenue	64,422	68,825
Deferred compensation and retirement plan obligations	19,276	18,935
Current portion of long-term debt	683	673
Deferred income taxes	2,820	2,784
Income taxes payable	12,854	1,108
Total current liabilities	181,740	184,565
Long-term debt	651,717	252,032
Deferred compensation and retirement plan obligations	19,482	20,593
Other liabilities	16,042	16,060
Total liabilities	868,981	473,250
Commitments and Contingencies
SHAREHOLDERS’ DEFICIT
Common stock, $0.01 par value, 160,000,000 shares authorized; 95,345,362 shares issued at June 30, 2012 and December 31, 2011 and 57,950,952 and 58,277,646 shares outstanding at June 30, 2012 and December 31, 2011, respectively	580	583
Additional paid-in capital	101,719	102,665
Accumulated other comprehensive loss	(6,350)	(6,801)
Treasury stock (37,394,410 and 37,067,716 shares at June 30, 2012 and December 31, 2011, respectively), at cost	(932,663)	(916,955)
Retained earnings	825,471	794,947
Total shareholders’ deficit	(11,243)	(25,561)
Total liabilities and shareholders’ deficit	$857,738	$447,689
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, IN THOUSANDS)

	Six Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$51,859	$43,308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,994	3,903
Provision for bad debts	1,236	1,340
Non-cash stock compensation and other charges	4,868	7,436
Non-cash interest and other (income) loss	(820)	22
Dividends received from equity method investments	399	159
Equity in net (income) loss of affiliates	183	(301)
Changes in assets and liabilities:
Receivables	(12,258)	(11,058)
Receivable – marketing and reservation fees, net	(2,389)	(11,387)
Accounts payable	6,330	6,026
Accrued expenses	(17,659)	(11,004)
Income taxes payable/receivable	11,808	11,404
Deferred income taxes	(194)	40
Deferred revenue	(4,404)	(6,463)
Other assets	(4,331)	(750)
Other liabilities	(820)	(624)
Net cash provided by operating activities	37,802	32,051
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(6,236)	(5,110)
Equity method investments	(6,315)	(1,600)
Issuance of notes receivable	(5,820)	(2,651)
Collections of notes receivable	210	13
Purchases of investments, employee benefit plans	(969)	(1,139)
Proceeds from sales of investments, employee benefit plans	8,969	347
Other items, net	(226)	(192)
Net cash used in investing activities	(10,387)	(10,332)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments pursuant to revolving credit facility	—	(200)
Proceeds from issuance of long-term debt	393,444	75
Repayments of long-term debt	(333)	(13)
Purchase of treasury stock	(22,173)	(2,527)
Dividends paid	(21,396)	(21,922)
Excess tax benefits from stock-based compensation	641	1,061
Debt issuance costs	(153)	(2,356)
Proceeds from exercise of stock options	445	3,132
Net cash provided (used) by financing activities	350,475	(22,750)
Net change in cash and cash equivalents	377,890	(1,031)
Effect of foreign exchange rate changes on cash and cash equivalents	443	733
Cash and cash equivalents at beginning of period	107,057	91,259
Cash and cash equivalents at end of period	$485,390	$90,961
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Income taxes, net of refunds	$14,391	$7,526
Interest	$7,699	$7,678
Non-cash investing and financing activities:
Declaration of dividends	$21,335	$21,972
Capital lease obligation	$—	$430
Issuance of restricted shares of common stock	$9,267	$8,222
Issuance of treasury stock to employee stock purchase plan	$—	$380
Debt issuance costs	$6,556	$—
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. As of June 30, 2012 and December 31, 2011, $3.4 million and $4.4 million respectively, of book overdrafts representing outstanding checks in excess of funds on deposit are included in accounts payable in the accompanying consolidated balance sheets.
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

2.	Other Current Assets
Other current assets consist of the following:

	June 30, 2012	December 31, 2011
	(In thousands)
Land held for sale	$10,172	$10,141
Prepaid expenses	9,544	8,202
Notes receivable (See Note 3)	6,413	3,104
Other current assets	4,527	1,186
Total	$30,656	$22,633
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

The following table shows the composition of our notes receivable balances:

	June 30, 2012			December 31, 2011
	($ in thousands)			($ in thousands)
Credit Quality Indicator	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Total	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Total
Senior	$—	$11,091	$11,091	$—	$7,900	$7,900
Subordinated	—	14,989	14,989	—	13,992	13,992
Unsecured	8,124	—	8,124	7,948	—	7,948
Total notes receivable	8,124	26,080	34,204	7,948	21,892	29,840
Allowance for losses on non-impaired loans	812	47	859	795	225	1,020
Allowance for losses on receivables specifically evaluated for impairment	—	8,315	8,315	—	8,208	8,208
Total loan reserves	812	8,362	9,174	795	8,433	9,228
Net carrying value	$7,312	$17,718	$25,030	$7,153	$13,459	$20,612
Current portion, net	$120	$6,293	$6,413	$102	$3,002	$3,104
Long-term portion, net	7,192	11,425	18,617	7,051	10,457	17,508
Total	$7,312	$17,718	$25,030	$7,153	$13,459	$20,612

The Company classifies notes receivable due within one year as other current assets and notes receivable with a maturity greater than one year as other assets in the Company’s consolidated balance sheets.
The following table summarizes the activity related to the Company’s Forgivable Notes Receivable and Mezzanine and & Other Notes Receivable allowance for losses from December 31, 2011 through June 30, 2012:

	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable
	(In thousands)
Balance, December 31, 2011	$795	$8,433
Provisions	178	—
Recoveries	(16)	(71)
Write-offs	(217)	—
Other(1)	72	—
Balance, June 30, 2012	$812	$8,362

(1) Consists of default rate assumption changes
Forgivable Notes Receivable
As of June 30, 2012 and December 31, 2011, the unamortized balance of the Company's forgivable notes receivable totaled $8.1 million and $7.9 million, respectively. The Company recorded an allowance for credit losses on these forgivable notes receivable of $0.8 million at both June 30, 2012 and December 31, 2011, respectively. At June 30, 2012 and December 31, 2011, the Company did not have any forgivable unsecured notes that were past due. Amortization expense included in the accompanying consolidated statements of income related to the notes was $0.6 million and $1.3 million for the three and six months ended June 30, 2012, respectively. Amortization expense for the three and six months ended June 30, 2011 was $0.6 million and $1.1 million, respectively.

Mezzanine and Other Notes Receivable
The Company has determined that approximately $12.6 million and $11.2 million of its mezzanine and other notes receivable were impaired at June 30, 2012 and December 31, 2011, respectively. The Company has recorded allowance for credit losses on these impaired loans at June 30, 2012 and December 31, 2011 totaling $8.3 million and $8.2 million resulting in a carrying value of impaired loans of $4.3 million and $3.0 million, respectively for which we had no related allowance for credit losses. The Company recognized approximately $31 thousand and $62 thousand of interest income on impaired loans during the three and six months ended June 30, 2012, respectively, on the cash basis. The Company did not recognize any interest on an accrual or cash basis on its impaired loans during the three and six months ended June 30, 2011. The Company had provided loan reserves on non-impaired loans totaling $47 thousand and $0.2 million at June 30, 2012 and December 31, 2011, respectively.
Past due balances of mezzanine and other notes receivable by credit quality indicators are as follows:

	30-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Receivables
	($ in thousands)
As of June 30, 2012
Senior	$—	$—	$—	$11,091	$11,091
Subordinated	—	9,864	9,864	5,125	14,989
	$—	$9,864	$9,864	$16,216	$26,080
As of December 31, 2011
Senior	$—	$—	$—	$7,900	$7,900
Subordinated	—	9,773	9,773	4,219	13,992
	$—	$9,773	$9,773	$12,119	$21,892

Loans Acquired with Deteriorated Credit Quality
On December 2, 2011, the Company acquired an $11.5 million mortgage, held on a franchisee hotel asset, from a financial institution for $7.9 million. At both June 30, 2012 and December 31, 2011, the carrying amount of this loan, which is reported under senior mezzanine and other notes receivables, was $7.9 million and there was no allowance for uncollectable amounts. The Company's accretable yield at acquisition was $1.8 million or 7.36% and a reconciliation of the accretable yield for the six months ended June 30, 2012 is as follows:

Accretable Yield ($ in thousands)
Balance, December 31, 2011	$1,793
Additions	—
Accretion	(290)
Disposals	—
Reclassifications from nonaccretable yield	—
Balance, June 30, 2012	$1,503

4.	Receivable – Marketing and Reservation Fees
The marketing fees receivable from cumulative marketing expenses incurred in excess of cumulative marketing fees earned at June 30, 2012 and December 31, 2011 was $25.3 million and $18.5 million, respectively. As of June 30, 2012 and December 31, 2011, the reservation fees receivable related to cumulative reservation expenses incurred in excess of cumulative reservation fees earned was $39.5 million and $35.5 million, respectively. Depreciation and amortization expense attributable to marketing and reservation activities for the three months ended June 30, 2012 and 2011 was $3.5 million and $3.3 million, respectively. Depreciation and amortization expense attributable to marketing and reservation activities for the six months ended June 30, 2012 and 2011 was $7.0 million and $6.5 million, respectively. Interest expense attributable to marketing and reservation activities was $1.0 million for both the three month periods ended June 30, 2012 and 2011. Interest expense attributable to marketing and reservation activities was $2.2 million and $2.0 million for the six months ended June 30, 2012 and 2011, respectively.
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

5.	Other Assets
Other assets consist of the following:

	June 30, 2012	December 31, 2011
	(In thousands)
Notes receivable (see Note 3)	$18,617	$17,508
Equity method investments	10,069	4,338
Deferred financing fees	10,095	3,351
Land held for sale	1,300	1,300
Other	2,716	2,787
Total	$42,797	$29,284
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

	Fair Value Measurements Using
	($ in millions)
Description	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Land held for sale	$1.3	$—	$1.3	$—	$(1.8)

6.	Deferred Revenue
Deferred revenue consists of the following:

	June 30, 2012	December 31, 2011
	(In thousands)
Loyalty programs	$58,907	$64,636
Initial, relicensing and franchise fees	3,998	3,198
Procurement service fees	703	957
Other	814	34
Total	$64,422	$68,825

7.	Debt
Debt consists of the following at:

	June 30, 2012	December 31, 2011
	(In thousands)
$400 million senior notes with an effective interest rate of 5.94% at June 30, 2012	$400,000	$—
$250 million senior notes with an effective interest rate of 6.19% less discount of $0.5 million and $0.6 million at June 30, 2012 and December 31, 2011, respectively	249,475	249,444
Capital lease obligations due 2016 with an effective interest rate of 3.18% at both June 30, 2012 and December 31, 2011, respectively	2,848	3,172
Other notes payable	77	89
Total debt	$652,400	$252,705
Less current portion	683	673
Total long-term debt	$651,717	$252,032
Senior Unsecured Notes Due 2022
On June 27, 2012 the Company completed a $400 million unsecured note offering ("the 2012 Senior Notes") at par, bearing a coupon of 5.75% with an effective rate of 5.94%. The 2012 Senior Notes will mature on July 1, 2022, with interest to be paid semi-annually on January 1st and July 1st. The Company intends to use the net proceeds of this offering, after deducting underwriting discounts and commissions and other offering expenses, together with a portion of the proceeds of a proposed new credit facility, to pay the special cash dividend totaling approximately $600 million declared by the Company's board of directors on July 26, 2012 and payable to shareholders on August 23, 2012. The Company's 2012 Senior Notes are guaranteed jointly, severally, fully and unconditionally, subject to certain customary limitations by eight 100%-owned domestic subsidiaries.
The Company incurred debt issuance costs in connection with the 2012 Senior Notes totaling approximately $7.5 million, which are included in other current assets and other assets on the Company's consolidated balance sheets. These debt issuance costs are amortized, on a straight-line basis, which is not materially different than the effective interest method, through the maturity of the 2012 Senior Notes. Amortization of these costs is included in interest expense in the consolidated statements of income.
The Company may redeem the 2012 Senior Notes at its option at a redemption price equal to the greater of (a) 100% of the principal amount of the notes to be redeemed and (b) the sum of the present values of the remaining scheduled principal and interest payments from the redemption date to the date of maturity discounted to the redemption date on a semi-annual basis at the Treasury rate, plus 50 basis points.
Senior Unsecured Notes Due 2020
On August 25, 2010, the Company completed a $250 million senior unsecured note offering (“the 2010 Senior Notes”) at a discount of $0.6 million, bearing a coupon of 5.7% with an effective rate of 6.19%. The 2010 Senior Notes will mature on August 28, 2020, with interest to be paid semi-annually on February 28th and August 28th. The Company used the net proceeds from the offering, after deducting underwriting discounts and other offering expenses, to repay outstanding borrowings and other general corporate purposes. The Company's 2010 Senior Notes are guaranteed jointly, severally, fully and unconditionally, subject to certain customary limitations by eight 100%-owned domestic subsidiaries.
Revolving Credit Facility
On February 24, 2011, the Company entered into a new $300 million senior unsecured revolving credit agreement (the “Revolver”) with Wells Fargo Bank, National Association, as administrative agent and a syndicate of lenders. Simultaneously with the closing of the Revolver, the $350 million unsecured revolving credit agreement dated as of June 2006 was terminated. The Revolver provides for a $300 million unsecured revolving credit facility with a final maturity date on February 24, 2016. Up to $30 million of borrowings under the Revolver may be used for letters of credit and up to $20 million of borrowings under the Revolver may be used for swing-line loans.
The Revolver is unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Company's subsidiaries that currently guaranty the obligations under the Company's Indenture governing the terms of its senior notes due

2020 and 2022.
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
The Revolver requires that the Company and its restricted subsidiaries comply with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments and effecting mergers and/or asset sales. In addition, the Revolver imposes financial maintenance covenants requiring the Company to maintain a total leverage ratio of not more than 3.5 to 1.0 and an interest coverage ratio of at least 3.5 to 1.0. The Revolver includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Revolver to be immediately due and payable. At June 30, 2012 the Company was in compliance with all covenants under the Revolver.
The proceeds of the Revolver are used for general corporate purposes, including working capital, debt repayment, stock repurchases, dividends, investments and other permitted uses. At June 30, 2012, the Company had no amounts outstanding under the Revolver.

8.	Pension Plan
The Company sponsors an unfunded non-qualified defined benefit plan (“SERP”) for certain senior executives. No assets are held with respect to the SERP; therefore benefits are funded as paid to participants. For the three months ended June 30, 2012 and 2011, the Company recorded $0.2 million and $0.1 million, respectively, in expenses related to the SERP which are included in selling general and administrative ("SG&A") expense in the accompanying consolidated statements of income. The expenses related to the SERP for each of the six month periods ended June 30, 2012 and 2011 were $0.3 million.
On December 26, 2011, the Company's board of directors approved the termination of the SERP effective immediately. The Company will effectuate the termination of the SERP through the payment of lump sum distributions to all SERP participants based upon the actuarial equivalent commuted lump sum value of the full accrued benefit earned by each such participant, using the actuarial and other assumptions that have not yet been determined. The Company expects to complete the settlement of the plan benefits prior to December 31, 2012. Based on the assumptions chosen to calculate the lump sum value of distributions, the actual settlement of the SERP liability may differ from the Company's current estimate of the projected benefit obligation which totals $12.0 million resulting in a settlement gain or loss in 2012.

The following table presents the components of net periodic benefit costs for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2012	2011	2012	2011
Components of net periodic pension cost:
Interest cost	$131	$136	$263	$271
Amortization of actuarial loss	32	—	$64	$—
Net periodic pension cost	$163	$136	$327	$271

The 2012 net periodic pension costs are expected to be approximately $0.7 million. The components of projected pension costs for the year ended December 31, 2012 are as follows:

(in thousands)
Components of net periodic pension cost:
Interest cost	$526
Amortization of actuarial loss	128
Net periodic pension cost	$654
The following is a reconciliation of the changes in the projected benefit obligation for the six months ended June 30, 2012:

(in thousands)
Projected benefit obligation, December 31, 2011	$11,896
Interest cost	263
Benefit payments	(207)
Projected benefit obligations, June 30, 2012	$11,952
The amounts in accumulated other comprehensive income (loss) that have not yet been recognized as components of net periodic benefit costs at June 30, 2012 are as follows:

(in thousands)
Transition asset (obligation)	$—
Prior service cost	—
Accumulated loss	(2,311)
Total	$(2,311)

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
In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan (“EDCP”) which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust. Prior to January 1, 2010, participants could elect an investment return of either the annual yield of the Moody's Average Corporate Bond Rate Yield Index plus 300 basis points, or a return based on a selection of available diversified investment options. Effective January 1, 2010, the Moody's Average Corporate Bond Rate Yield Index plus 300 basis points is no longer an investment option for salary deferrals made on compensation earned after December 31, 2009. The Company recorded current and long-term deferred compensation liabilities of $15.9 million and $17.2 million, as of June 30, 2012 and December 31, 2011, respectively, related to these deferrals and credited investment returns. Compensation expense is recorded in SG&A expense on the Company's consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. Compensation expense recorded in SG&A for the three months ended June 30, 2012 and 2011 was $0.1 million and $0.2 million, respectively. Compensation expense recorded in SG&A for each of the six months ended June 30, 2012 and 2011 was $0.5 million.
The Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that partially offset the earnings credited to the participants. The diversified investments held in the trusts totaled $7.4 million and $14.2 million as of June 30, 2012 and December 31, 2011, respectively, and are recorded at their fair value, based on quoted market prices. At June 30, 2012, the Company expects $5.2 million of the assets held in the trusts to be distributed to participants during the next twelve months. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment (losses) gains during the three months ended June 30, 2012 and 2011 of approximately ($24 thousand) and $48 thousand, respectively. The Company recorded investment gains during the six months ended June 30, 2012 and 2011 of approximately $1.1 million and $0.5 million, respectively. In addition, the EDCP Plan held shares of the Company's common stock at a market value of $0.1 million at June 30, 2012 which were recorded as a component of shareholders' deficit.
In 1997, the Company adopted the Choice Hotels International, Inc. Non-Qualified Retirement Savings and Investment Plan (“Non-Qualified Plan”). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. As of June 30, 2012 and December 31, 2011, the Company had recorded a deferred compensation liability of $10.9 million and $10.4 million, respectively, related to these deferrals. Compensation expense is recorded in SG&A expense on the Company's consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. The net decrease in compensation expense recorded in SG&A for the three months ended June 30, 2012 and 2011 was $0.3 million and $0.1 million, respectively. The net increase in compensation expense recorded in SG&A during the six months ended June 30, 2012 and 2011 was $0.6 million and $0.2 million, respectively.
The diversified investments held in the trusts were $10.0 million and $9.5 million as of June 30, 2012 and December 31, 2011, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment losses during the three months ended June 30, 2012 and 2011 of approximately $0.3 million and $9 thousand, respectively. The Company recorded investment gains during the six months ended June 30, 2012 and 2011 of approximately $0.6 million and $0.3 million, respectively. In addition, the Non-Qualified Plan held shares of the Company's common stock with a market value of $0.9 million at both June 30, 2012 and December 31, 2011, respectively, which are recorded as a component of shareholders' deficit.

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

As of June 30, 2012 and December 31, 2011, the Company had the following assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets (in thousands)
As of June 30, 2012
Money market funds, included in cash and cash equivalents	$20,001	$—	$20,001	$—
Mutual funds(1)	11,277	11,277	—	—
Money market funds(1)	6,128	—	6,128	—
	$37,406	$11,277	$26,129	$—
As of December 31, 2011
Money market funds, included in cash and cash equivalents	$20,001	$—	$20,001	$—
Mutual funds(1)	21,534	21,534	—	—
Money market funds(1)	2,238	—	2,238	—
	$43,773	$21,534	$22,239	$—
________________________

(1)	Included in Investments, employee benefit plans fair value on the consolidated balance sheets.
During the six months ended June 30, 2012, the Company sold approximately $11.8 million of mutual funds (Level 1 assets) held in the employee benefit plan trusts. Approximately $8.4 million of these assets were distributed from the irrevocable trust with the remaining $3.4 million transferred to money market funds (Level 2 assets). There were no transfers between Level 1 and 2 assets during the three months ended June 30, 2012. The Company's policy is to recognize transfers in and transfers out of the three levels of the fair value hierarchy as of the end of each quarterly reporting period.
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
The Company estimates the fair value of the Company's $250 million and $400 million senior notes using quoted market prices, which are directly observable Level 1 inputs. At June 30, 2012 and December 31, 2011, the $250 million senior notes had an approximate fair value of $258.8 million and $267.7 million, respectively. At June 30, 2012, the $400 million senior notes, which were entered into in 2012, had an approximate fair value of $419.0 million.

Fair values estimated are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment.  Settlement of such fair value amounts may not be possible and may not be a prudent management decision.

11.	Income Taxes
The effective income tax rates were 33.5% and 34.5% for the three months ended June 30, 2012 and 2011, respectively. The effective income tax rate for the three months ended June 30, 2012 was lower than the effective income tax rate for the three months ended June 30, 2011 primarily due to the impact of foreign operations. The effective income tax rates were 33.7% and 32.4% for the six months ended June 30, 2012 and 2011, respectively. The effective income tax rate for the six months ended June 30, 2011 reflects a nonrecurring adjustment of $1.4 million to our current federal taxes payable.

12.	Share-Based Compensation and Capital Stock
Stock Options
No stock options were granted during the three month periods ended June 30, 2012 and 2011. The Company granted 0.2 million and 0.2 million options to certain employees of the Company at a fair value of $1.6 million and $2.1 million for the six months ended June 30, 2012 and 2011, respectively. The stock options granted by the Company had an exercise price equal to the market price of the Company's common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

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
The aggregate intrinsic value of the stock options outstanding and exercisable at June 30, 2012 was $11.5 million and $8.7 million, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2012 and 2011 was approximately $0.1 million and $0.6 million, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2012 and 2011 was $0.5 million and $2.3 million, respectively.

The Company received approximately $0.1 million and $0.9 million in proceeds from the exercise of 4,988 and 38,600 employee stock options during the three month periods ended June 30, 2012 and 2011, respectively. The Company received $0.4 million and $3.1 million in proceeds from the exercise of 25,204 and 120,931 of employee stock options during the six month periods ended June 30, 2012 and 2011, respectively.
Restricted Stock
The following table is a summary of activity related to restricted stock grants:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Restricted share grants	20,468	20,979	258,487	201,624
Weighted average grant date fair value per share	$37.62	$36.71	$35.85	$40.78
Aggregate grant date fair value ($000)	$770	$770	$9,267	$8,222
Restricted shares forfeited	5,974	21,562	10,302	27,368
Vesting service period of shares granted	12 - 36 months	12 - 36 months	12 - 68 months	12 - 48 months
Grant date fair value of shares vested ($000)	$1,605	$1,526	$6,618	$6,357
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
The following table is a summary of activity related to PVRSU grants:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Performance vested restricted stock units granted at target	55,433	—	93,909	25,036
Weighted average grant date fair value per share	$36.08	$—	$35.88	$41.25
Aggregate grant date fair value ($000)	$2,000	$—	$3,370	$1,033
Stock units forfeited	57,176	2,442	57,176	41,512
Requisite service period	4-5 years	—	3-5 years	3 years
During the three and six months ended June 30, 2012 and 2011, no PVRSU grants vested. During the three months ended June 30, 2012, PVRSU grants totaling 57,176 units were terminated in accordance with an amended and restated employment agreement. During the six months ended June 30, 2011, PVRSU grants totaling 39,070 units were forfeited since the Company did not achieve the minimum performance conditions contained in the stock awards. The remaining 2,442 units were forfeited upon employee termination in the three and six months ended June 30, 2011.
A summary of stock-based award activity as of June 30, 2012 and changes during the six months ended are presented below:

	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012	1,573,726	$33.30		565,627	$34.43	109,769	$35.57
Granted	160,408	35.60		258,487	35.85	93,909	35.88
Exercised/Vested	(25,204)	17.65		(195,975)	33.77	—	—
Forfeited/Expired	(3,161)	37.46		(10,302)	36.37	(57,176)	34.98
Outstanding at June 30, 2012	1,705,769	$33.74	4.3 years	617,837	$35.21	146,502	$36.00
Options exercisable at June 30, 2012	1,221,256	$33.48	3.5 years

The components of the Company’s pretax stock-based compensation expense and associated income tax benefits are as follows for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2012	2011	2012	2011
Stock options	$0.5	$0.7	$1.1	$1.3
Restricted stock	1.9	2.0	3.9	3.7
Performance vested restricted stock units	0.3	0.2	0.5	0.3
Total	$2.7	$2.9	$5.5	$5.3
Income tax benefits	$1.0	$1.1	$2.0	$2.0
Dividends
On April 30, 2012, the Company's board of directors declared a cash dividend of $0.185 per share (or approximately $10.7 million in the aggregate), which was paid on July 16, 2012 to shareholders of record as of July 2, 2012. On February 20, 2012, the Company's board of directors declared a cash dividend of $0.185 per share (or approximately $10.7 million in the aggregate), which was paid on April 16, 2012 to shareholders of record as of April 2, 2012.
On May 5, 2011 the Company's board of directors declared a cash dividend of $0.185 per share (or approximately $11.0 million in the aggregate), which was paid on July 15, 2011 to shareholders of record as of July 1, 2011. On February 21, 2011, the Company's board of directors declared a cash dividend of $0.185 per share (or approximately $11.0 million in the aggregate), which was paid on April 15, 2011 to shareholders of record as of April 1, 2011.
Share Repurchases and Redemptions
During the three and six months ended June 30, 2012, the Company purchased 0.2 million and 0.5 million shares of common stock under the share repurchase program at a total cost of $7.0 million and $19.9 million, respectively. No shares of common stock were purchased by the Company under the share repurchase program during the three and six months ended June 30, 2011.
During the three and six months ended June 30, 2012, the Company redeemed 7,350 and 62,512 shares of common stock at a total cost of approximately $0.3 million and $2.3 million from employees to satisfy statutory minimum tax requirements from the vesting of restricted stock grants. During the three and six months ended June 30, 2011, the Company redeemed 8,723 and 64,027 shares of common stock at a total cost of approximately $0.3 million and $2.5 million from employees to satisfy statutory minimum tax requirements from the vesting of restricted stock grants.
These redemptions were outside the share repurchase program initiated in June 1998.

13.	Earnings Per Share
The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
Computation of Basic Earnings Per Share:
Net income	$31,862	$27,578	$51,859	$43,308
Income allocated to participating securities	(346)	(274)	(547)	(430)
Net income available to common shareholders	$31,516	$27,304	$51,312	$42,878
Weighted average common shares outstanding – basic	57,357	59,243	57,489	59,162
Basic earnings per share	$0.55	$0.46	$0.89	$0.72
Computation of Diluted Earnings Per Share:
Net income	$31,862	$27,578	$51,859	$43,308
Income allocated to participating securities	(346)	(274)	(546)	(430)
Net income available to common shareholders	$31,516	$27,304	$51,313	$42,878
Weighted average common shares outstanding – basic	57,357	59,243	57,489	59,162
Diluted effect of stock options and PVRSUs	101	81	101	98
Weighted average shares outstanding-diluted	57,458	59,324	57,590	59,260
Diluted earnings per share	$0.55	$0.46	$0.89	$0.72

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
At June 30, 2012 and 2011, the Company had 1.7 million and 1.6 million outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the period, unless the stock options would be anti-dilutive. For both the three and six month periods ended June 30, 2012 and 2011, the Company excluded 0.4 million of anti-dilutive stock options from the diluted earnings per share calculation.
PVRSUs are also included in the diluted earnings per share calculation assuming the performance conditions have been met at the reporting date. However, at June 30, 2012 and 2011, PVRSUs totaling 146,502 and 111,436, respectively were excluded from the computation since the performance conditions had not been met.

14.	Condensed Consolidating Financial Statements
The Company’s Senior Notes due 2020 and 2022 are guaranteed jointly, severally, fully and unconditionally, subject to certain customary limitations, by eight 100%-owned domestic subsidiaries. There are no legal or regulatory restrictions on the payment of dividends to Choice Hotels International, Inc. from subsidiaries that do not guarantee the Senior Notes. As a result of the guarantee arrangements, the following condensed consolidating financial statements are presented. Investments in subsidiaries are accounted for under the equity method of accounting.

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Three Months Ended June 30, 2012
(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$59,550	$26,055	$9,798	$(29,339)	$66,064
Initial franchise and relicensing fees	3,030	—	148	—	3,178
Procurement services	6,712	—	124	—	6,836
Marketing and reservation	83,505	84,341	4,722	(77,935)	94,633
Other items, net	1,526	1,224	160	—	2,910
Total revenues	154,323	111,620	14,952	(107,274)	173,621
OPERATING EXPENSES:
Selling, general and administrative	28,536	21,191	4,166	(29,339)	24,554
Marketing and reservation	83,551	84,463	4,554	(77,935)	94,633
Other items, net	705	1,937	202	—	2,844
Total operating expenses	112,792	107,591	8,922	(107,274)	122,031
Operating income	41,531	4,029	6,030	—	51,590
OTHER INCOME AND EXPENSES, NET:
Interest expense	4,510	(972)	2	—	3,540
Equity in earnings of consolidated subsidiaries	(8,165)	—	—	8,165	—
Other items, net	(287)	377	21	—	111
Total other income and expenses, net	(3,942)	(595)	23	8,165	3,651
Income before income taxes	45,473	4,624	6,007	(8,165)	47,939
Income taxes	13,611	2,252	214	—	16,077
Net income	$31,862	$2,372	$5,793	$(8,165)	$31,862

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Three Months Ended June 30, 2011
(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$55,170	$26,711	$8,525	$(28,786)	$61,620
Initial franchise and relicensing fees	2,573	—	206	—	2,779
Procurement services	6,557	—	116	—	6,673
Marketing and reservation	78,514	87,289	4,588	(79,559)	90,832
Other items, net	1,793	1,073	531	—	3,397
Total revenues	144,607	115,073	13,966	(108,345)	165,301
OPERATING EXPENSES:
Selling, general and administrative	28,476	22,915	3,934	(28,786)	26,539
Marketing and reservation	81,244	84,675	4,472	(79,559)	90,832
Other items, net	706	1,879	223	—	2,808
Total operating expenses	110,426	109,469	8,629	(108,345)	120,179
Operating income	34,181	5,604	5,337	—	45,122
OTHER INCOME AND EXPENSES, NET:
Interest expense	4,230	(965)	2	—	3,267
Equity in earnings of consolidated subsidiaries	(8,797)	—	—	8,797	—
Other items, net	(207)	(39)	(13)	—	(259)
Total other income and expenses, net	(4,774)	(1,004)	(11)	8,797	3,008
Income before income taxes	38,955	6,608	5,348	(8,797)	42,114
Income taxes	11,377	2,759	400	—	14,536
Net income	$27,578	$3,849	$4,948	$(8,797)	$27,578

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Six Months Ended June 30, 2012
(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$101,676	$52,275	$16,856	$(56,890)	$113,917
Initial franchise and relicensing fees	5,463	—	243	—	5,706
Procurement services	9,860	—	291	—	10,151
Marketing and reservation	143,158	157,025	9,109	(143,730)	165,562
Other items, net	4,967	2,202	285	—	7,454
Total revenues	265,124	211,502	26,784	(200,620)	302,790
OPERATING EXPENSES:
Selling, general and administrative	53,023	44,019	8,751	(56,890)	48,903
Marketing and reservation	145,105	155,363	8,824	(143,730)	165,562
Other items, net	1,411	3,838	421	—	5,670
Total operating expenses	199,539	203,220	17,996	(200,620)	220,135
Operating income	65,585	8,282	8,788	—	82,655
OTHER INCOME AND EXPENSES, NET:
Interest expense	8,726	(2,075)	6	—	6,657
Equity in earnings of consolidated subsidiaries	(15,046)	—	—	15,046	—
Other items, net	(489)	(1,626)	(59)	—	(2,174)
Total other income and expenses, net	(6,809)	(3,701)	(53)	15,046	4,483
Income before income taxes	72,394	11,983	8,841	(15,046)	78,172
Income taxes	20,535	5,310	468	—	26,313
Net income	$51,859	$6,673	$8,373	$(15,046)	$51,859

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Six Months Ended June 30, 2011
(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$93,671	$53,818	$14,746	$(56,821)	$105,414
Initial franchise and relicensing fees	5,187	—	313	—	5,500
Procurement services	9,722	—	212	—	9,934
Marketing and reservation	128,685	156,083	8,489	(139,458)	153,799
Other items, net	3,040	1,937	958	—	5,935
Total revenues	240,305	211,838	24,718	(196,279)	280,582
OPERATING EXPENSES:
Selling, general and administrative	52,079	46,786	8,342	(56,821)	50,386
Marketing and reservation	134,016	150,730	8,511	(139,458)	153,799
Other items, net	1,414	3,743	439	—	5,596
Total operating expenses	187,509	201,259	17,292	(196,279)	209,781
Operating income	52,796	10,579	7,426	—	70,801
OTHER INCOME AND EXPENSES, NET:
Interest expense	8,403	(1,916)	4	—	6,491
Equity earnings of consolidated subsidiaries	(13,870)	—	—	13,870	—
Other items, net	(405)	(762)	1,440	—	273
Total other income and expenses, net	(5,872)	(2,678)	1,444	13,870	6,764
Income before income taxes	58,668	13,257	5,982	(13,870)	64,037
Income taxes	15,360	5,293	76	—	20,729
Net income	$43,308	$7,964	$5,906	$(13,870)	$43,308

Choice Hotels International, Inc.

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended June 30, 2012
(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net income	$31,862	$2,372	$5,793	$(8,165)	$31,862
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	216	—	—	—	216
Foreign currency translation adjustment, net	(1)	(2)	(428)	(1)	(432)
Amortization of pension related costs, net of tax:
Actuarial loss	—	20	—	—	20
Other comprehensive income (loss), net of tax	215	18	(428)	(1)	(196)
Comprehensive income	$32,077	$2,390	$5,365	$(8,166)	$31,666

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended June 30, 2011
(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net income	$27,578	$3,849	$4,948	$(8,797)	$27,578
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	216	—	—	—	216
Foreign currency translation adjustment, net	(5)	13	568	(78)	498
Other comprehensive income (loss), net of tax	211	13	568	(78)	714
Comprehensive income	$27,789	$3,862	$5,516	$(8,875)	$28,292

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Six Months Ended June 30, 2012
(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net income	$51,859	$6,673	$8,373	$(15,046)	$51,859
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	431	—	—	—	431
Foreign currency translation adjustment, net	14	4	(26)	(12)	(20)
Amortization of pension related costs, net of tax:
Actuarial loss	—	40	—	—	40
Other comprehensive income (loss), net of tax	445	44	(26)	(12)	451
Comprehensive income	$52,304	$6,717	$8,347	$(15,058)	$52,310

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Six Months Ended June 30, 2011
(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net income	$43,308	$7,964	$5,906	$(13,870)	$43,308
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	431	—	—	—	431
Foreign currency translation adjustment, net	67	17	1,095	(176)	1,003
Actuarial pension loss, net of tax	—	(10)	—	—	(10)
Other comprehensive income (loss), net of tax	498	7	1,095	(176)	1,424
Comprehensive income	$43,806	$7,971	$7,001	$(14,046)	$44,732

Choice Hotels International, Inc.
Condensed Consolidating Balance Sheet
As of June 30, 2012
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$395,788	$266	$89,336	$—	$485,390
Receivables, net	54,685	2,405	5,553	—	62,643
Other current assets	15,297	22,579	5,137	(7,173)	35,840
Total current assets	465,770	25,250	100,026	(7,173)	583,873
Property and equipment, at cost, net	8,685	40,738	1,138	—	50,561
Goodwill	60,620	5,193	183	—	65,996
Franchise rights and other identifiable intangibles, net	9,875	3,025	2,535	—	15,435
Receivable – marketing and reservation fees	64,838	—	—	—	64,838
Investment in and advances to affiliates	298,571	241,701	11,021	(551,293)	—
Investments, employee benefit plans, at fair value	—	12,221	—	—	12,221
Deferred income taxes	—	28,157	442	(6,582)	22,017
Other assets	21,520	7,832	13,445	—	42,797
Total assets	$929,879	$364,117	$128,790	$(565,048)	$857,738
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$6,778	$34,495	$4,275	$—	$45,548
Accrued expenses	17,222	17,249	1,666	—	36,137
Deferred revenue	5,759	57,849	814	—	64,422
Current portion of long-term debt	—	664	19	—	683
Deferred compensation & retirement plan obligations	—	19,276	—	—	19,276
Other current liabilities	6,538	16,216	93	(7,173)	15,674
Total current liabilities	36,297	145,749	6,867	(7,173)	181,740
Long-term debt	649,475	2,185	57	—	651,717
Deferred compensation & retirement plan obligations	—	19,475	7	—	19,482
Advances from affiliates	241,099	312	9,504	(250,915)	—
Other liabilities	14,251	8,114	259	(6,582)	16,042
Total liabilities	941,122	175,835	16,694	(264,670)	868,981
Total shareholders’ (deficit) equity	(11,243)	188,282	112,096	(300,378)	(11,243)
Total liabilities and shareholders’ deficit	$929,879	$364,117	$128,790	$(565,048)	$857,738

Choice Hotels International, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2011
(In Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$23,370	$432	$83,255	$—	$107,057
Receivables, net	44,620	2,407	5,985	—	53,012
Other current assets	12,190	25,997	5,226	(8,686)	34,727
Total current assets	80,180	28,836	94,466	(8,686)	194,796
Property and equipment, at cost, net	9,013	41,755	1,224	—	51,992
Goodwill	60,620	5,193	192	—	66,005
Franchise rights and other identifiable intangibles, net	11,061	3,334	2,860	—	17,255
Receivable, marketing and reservation fees	54,014	—	—	—	54,014
Investments, employee benefit plans, at fair value	—	11,678	—	—	11,678
Investment in and advances to affiliates	285,996	235,571	8,323	(529,890)	—
Deferred income taxes	—	29,050	313	(6,698)	22,665
Other assets	13,808	7,538	7,938	—	29,284
Total assets	$514,692	$362,955	$115,316	$(545,274)	$447,689
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$5,324	$28,831	$4,234	$—	$38,389
Accrued expenses	18,288	33,584	1,979	—	53,851
Deferred revenue	13,584	54,582	659	—	68,825
Deferred compensation and retirement plan obligations	—	18,935	—	—	18,935
Current portion of long-term debt	—	654	19	—	673
Other current liabilities	—	11,404	1,174	(8,686)	3,892
Total current liabilities	37,196	147,990	8,065	(8,686)	184,565
Long-term debt	249,443	2,519	70	—	252,032
Deferred compensation & retirement plan obligations	—	20,587	6	—	20,593
Advances from affiliates	239,903	468	9,853	(250,224)	—
Other liabilities	13,711	9,027	20	(6,698)	16,060
Total liabilities	540,253	180,591	18,014	(265,608)	473,250
Total shareholders’ (deficit) equity	(25,561)	182,364	97,302	(279,666)	(25,561)
Total liabilities and shareholders' deficit	$514,692	$362,955	$115,316	$(545,274)	$447,689

Choice Hotels International, Inc.
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2012
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided (used) by operating activities	$28,398	$(2,711)	$12,115	$—	$37,802

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(2,038)	(4,045)	(153)	—	(6,236)
Equity method investments	—	—	(6,315)	—	(6,315)
Issuance of notes receivable	(4,136)	(1,684)	—	—	(5,820)
Collections of notes receivable	63	147	—	—	210
Purchases of investments, employee benefit plans	—	(969)	—	—	(969)
Proceeds from sales of investments, employee benefit plans	—	8,969	—	—	8,969
Other items, net	(226)	—	—	—	(226)

Net cash provided (used) by investing activities	(6,337)	2,418	(6,468)	—	(10,387)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	393,444	—	—	—	393,444
Repayments of long-term debt	—	(324)	(9)		(333)
Purchase of treasury stock	(22,173)	—	—	—	(22,173)
Dividends paid	(21,396)	—	—	—	(21,396)
Excess tax benefits from stock-based compensation	190	451	—	—	641
Debt issuance costs	(153)	—	—	—	(153)
Proceeds from exercise of stock options	445	—	—	—	445
Net cash provided (used) by financing activities	350,357	127	(9)	—	350,475
Net change in cash and cash equivalents	372,418	(166)	5,638	—	377,890
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	443	—	443
Cash and cash equivalents at beginning of period	23,370	432	83,255	—	107,057

Cash and cash equivalents at end of period	$395,788	$266	$89,336	$—	$485,390

Choice Hotels International, Inc.
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2011
(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided (used) by operating activities	$31,484	$(12,986)	$13,553	$—	$32,051

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(1,407)	(3,520)	(183)	—	(5,110)
Equity method investments	—	—	(1,600)	—	(1,600)
Issuance of notes receivable	(631)	(2,020)	—	—	(2,651)
Collections of notes receivable	—	13	—	—	13
Purchases of investments, employee benefit plans	—	(1,139)	—	—	(1,139)
Proceeds from sales of investments, employee benefit plans	—	347	—	—	347
Other items, net	(217)	(5)	30	—	(192)

Net cash used in investing activities	(2,255)	(6,324)	(1,753)	—	(10,332)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments pursuant to revolving credit facility	(200)	—	—	—	(200)
Repayments of long-term debt	—	—	(13)	—	(13)
Proceeds from issuance of long-term debt	—	—	75	—	75
Purchase of treasury stock	(2,527)	—	—	—	(2,527)
Debt issuance costs	(2,356)	—	—	—	(2,356)
Excess tax benefits from stock-based compensation	38	1,023	—	—	1,061
Dividends paid	(21,922)	—	—	—	(21,922)
Proceeds from exercise of stock options	3,132	—	—	—	3,132

Net cash used in financing activities	(23,835)	1,023	62	—	(22,750)
Net change in cash and cash equivalents	5,394	(18,287)	11,862	—	(1,031)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	733	—	733
Cash and cash equivalents at beginning of period	4,849	18,659	67,751	—	91,259
Cash and cash equivalents at end of period	$10,243	$372	$80,346	$—	$90,961

15.	Reportable Segment Information
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
The following table presents the financial information for the Company's franchising segment:

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
(In thousands)	Franchising	Corporate & Other	Consolidated	Franchising	Corporate & Other	Consolidated
Revenues	$172,397	$1,224	$173,621	$164,228	$1,073	$165,301
Operating income (loss)	$63,454	$(11,864)	$51,590	$57,360	$(12,238)	$45,122
Income (loss) before income taxes	$63,326	$(15,387)	$47,939	$57,360	$(15,246)	$42,114

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
(In thousands)	Franchising	Corporate & Other	Consolidated	Franchising	Corporate & Other	Consolidated
Revenues	$300,588	$2,202	$302,790	$278,645	$1,937	$280,582
Operating income (loss)	$107,806	$(25,151)	$82,655	$93,437	$(22,636)	$70,801
Income (loss) before income taxes	$107,623	$(29,451)	$78,172	$91,971	$(27,934)	$64,037

16.	Commitments and Contingencies
The Company is not a party to any litigation other than routine litigation incidental to business. The Company's management and legal counsel do not expect that the ultimate outcome of any of its currently ongoing legal proceedings, individually or collectively, will have a material adverse effect on the Company's financial position, results of operations or cash flows.
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
The Company has the following commitments outstanding:

•
The Company occasionally provides financing in the form of forgivable promissory notes or cash incentives to franchisees for property improvements, hotel development efforts and other purposes. At June 30, 2012, the Company had commitments to extend an additional $8.8 million for these purposes provided certain conditions are met by its franchisees, of which $2.6 million is expected to be advanced in the next twelve months.

•
The Company has entered into a joint venture agreement whereby it has committed, subject to the satisfaction of certain contingencies, to make an initial capital contribution of $3.0 million for a 25.5% ownership interest. The Company expects to fund this commitment within the next three years.

•	The Company has invested $2.6 million in a joint venture and has a commitment to invest an additional $2.6 million which is expected to be funded completely in 2012.

•	On June 27, 2012, the Company entered into a purchase agreement for a parcel of land for a total purchase price of $30.0 million.

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
During the six months ended June 30, 2012, the Company recorded a $0.4 million charge in SG&A and marketing and reservation expenses related to salary and continuation benefits provided to employees separating from service with the Company. At June 30, 2012, the Company had approximately $0.2 million of these salary and benefits continuation payments remaining to be remitted. During the six months ended June 30, 2012, the Company remitted an additional $3.6 million of termination benefits related to employee termination charges recorded in prior periods and had approximately $1.9 million of these benefits remaining to be paid. At June 30, 2012 and December 31, 2011, total termination benefits of approximately $2.1 million and $5.4 million remained payable and were included in current and non-current liabilities in the Company's consolidated financial statements. The Company expects $1.9 million of these benefits to be paid in the next twelve months.

18.	Subsequent Events

On July 26, 2012, the Company announced that its board of directors declared a special cash dividend in the amount of $10.41 per share or approximately $600 million in the aggregate. The record date for the special cash dividend is August 20, 2012 and the special cash dividend will be paid on August 23, 2012. The Company has been informed by the New York Stock Exchange that, in accordance with its rules, the ex-dividend date is expected to be August 24, 2012. Accordingly, stockholders who sell their shares on or before the payment date will not be entitled to receive the special cash dividend.

On July 25, 2012, the Company entered into a $350 million senior secured credit facility, comprised of a $200 million revolving credit tranche (the "New Revolver") and a $150 million term loan tranche (the "Term Loan") with Deutsche Bank AG New York Branch, as administrative agent, Wells Fargo Bank, National Association, as administrative agent and a syndication of lenders (the "New Credit Facility"). The New Credit Facility has a final maturity date of July 25, 2016, subject to an optional one-year extension provided certain conditions are met. Up to $25 million of the borrowings under the New Revolver may be used for letters of credit, up to $10 million of borrowings under the New Revolver may be used for swing-line loans and up to $35 million of borrowings under the New Revolver may be used for alternative currency loans. The Term Loan requires quarterly amortization payments (a) during the first two years, in equal installments aggregating 5% of the original principal amount of the Term Loan per year, (b) during the second two years, in equal installments aggregating 7.5% of the original principal amount of the Term Loan per year, and (c) during the one-year extension period (if exercised), equal installments aggregating 10% of the original principal amount of the Term Loan.

As previously announced, the Company intends to use the proceeds from the Term Loan and approximately $50 million in borrowings from the New Revolver, together with the net proceeds from the Company's recently issued senior notes offering, to pay during 2012 the special cash dividend of approximately $600 million in the aggregate to the Company's stockholders payable on August 23, 2012.

The New Credit Facility is unconditionally guaranteed, jointly and severally, by certain of the Company's domestic subsidiaries. The subsidiary guarantors currently include all subsidiaries that guarantee the obligations under the Company's Indenture governing the terms of its recently issued 5.75% senior notes due 2022 and its 5.70% senior notes due 2020.
The New Credit Facility is secured by first priority pledges of (i) 100% of the ownership interests in certain domestic subsidiaries owned by the Company and the guarantors, (ii) 65% of the ownership interests in (a) Choice Netherlands Antilles N.V. (“Choice NV”), the top-tier foreign holding company of Choice's foreign subsidiaries, and (b) the domestic subsidiary that owns Choice NV and (iii) all presently existing and future domestic franchise agreements (the “Franchise Agreements”) between the Company and individual franchisees, but only to the extent that the Franchise Agreements may be pledged without violating any law of the relevant jurisdiction or conflicting with any existing contractual obligation of the Company or the applicable franchisee. At the time that the maximum total leverage ratio is required to be no greater than 4.00 to 1.00 (beginning of year 4 of the New Credit Facility), the security interest in the Franchise Agreements will be released.
The Company may at any time prior to the final maturity date increase the amount of the New Credit Facility by up to an additional $100 million to the extent that any one or more lenders commit to being a lender for the additional amount and certain other customary conditions are met. Such additional amounts may take the form of an increased Revolver or Term Loan.
The Company may elect to have borrowings under the New Credit Facility bear interest at a rate equal to (i) LIBOR, plus a margin ranging from 200 to 425 basis points based on the Company's total leverage ratio or (ii) a base rate plus a margin ranging from 100 to 325 basis points based on the Company's total leverage ratio.
The New Credit Facility requires the Company to pay a fee on the undrawn portion of the New Revolver, calculated on the basis the average daily unused amount of the New Revolver multiplied by 0.30% per annum.
The Company may reduce the New Revolver commitment and/or prepay the Term Loan in whole or in part at any time without penalty, subject to reimbursement of customary breakage costs, if any. Any Term Loan prepayments made by the Company shall be applied to reduce the scheduled amortization payments in direct order of maturity.
Additionally, the New Credit Facility requires that the Company and its restricted subsidiaries comply with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments, paying dividends or repurchasing stock, and effecting mergers and/or asset sales. In addition, the New Credit Facility imposes financial maintenance covenants requiring the Company to maintain:

•	a total leverage ratio of not more than 5.75 to 1.00 in year 1, 5.00 to 1.00 in year 2, 4.50 to 1.00 in year 3 and 4.00 to 1.00 thereafter,

•	a maximum secured leverage ratio of not more than 2.50 to 1.00 in year 1, 2.25 to 1.00 in year 2, 2.00 to 1.00 in year 3 and 1.75 to 1.00 thereafter, and

•	a minimum fixed charge coverage ratio of not less than 2.00 to 1.00 in years 1 and 2, 2.25 to 1.00 in year 3 and 2.50 to 1.00 thereafter.
The New Credit Facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the New Credit Facility to be immediately due and payable.
In connection with the entry into the New Credit Facility, the Company's $300 million senior unsecured revolving credit agreement, dated as of February 24, 2011, among the Company, Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders (the “Old Credit Facility”), was terminated and replaced by the New Credit Facility. The Old Credit Facility permitted the Company to borrow, repay and re-borrow revolving loans until the scheduled maturity date of February 24, 2016.

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

Overview
We are a hotel franchisor with franchise agreements representing 6,199 hotels open and 453 hotels under construction, awaiting conversion or approved for development as of June 30, 2012, with 497,837 rooms and 37,380 rooms, respectively, in 49 states, the District of Columbia and over 35 countries and territories outside the United States. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Ascend Collection®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, and Cambria Suites® (collectively, the “Choice brands”).
The Company's domestic operations are conducted solely through direct franchising relationships while its international franchise operations are conducted through a combination of direct franchising and master franchising relationships. Master franchising relationships are governed by master franchising agreements which generally provide the master franchisee with the right to use our brands in a specific geographic region.
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
As a result of our use of master franchising relationships and international market conditions, total revenues from international franchising operations comprised 8% of our total revenues for the six months ended June 30, 2012, while representing approximately 19% of hotels open at June 30, 2012. Therefore, our description of the franchise system is primarily focused on the domestic operations.
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
With a focus on hotel franchising instead of ownership, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our business provides opportunities to improve operating results by increasing the number of franchised hotel rooms and effective royalty rates of our franchise contracts resulting in increased initial fee and relicensing revenue, ongoing royalty fees and procurement services revenues. In addition, our operating results can also be improved through our company-wide efforts related to improving property level performance. The Company currently estimates, based on its current domestic portfolio of hotels under franchise, a 1% change in revenue per available room (“RevPAR”) or rooms under franchise would increase or decrease annual domestic royalty revenues by approximately $2.3 million and a 1 basis point change in the Company's effective royalty rate would increase or decrease annual domestic royalties by approximately $0.5 million. In addition to these revenues, we also collect marketing and reservation system fees to support centralized marketing and reservation activities for the franchise system. As a lodging franchisor, the Company currently has relatively low capital expenditure requirements.
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
Historically, we have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. During the six months ended June 30, 2012, the Company repurchased approximately 0.5 million shares of its common stock under the share repurchase program at an average price of $37.02 for a total cost of $19.9 million. Since the program's inception through June 30, 2012, we have repurchased 45.3 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.1 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 78.3 million shares at an average price of $13.89 per share. We currently believe that our cash flows from operations will support our ability to complete the current board of directors repurchase authorization of approximately 1.4 million shares remaining as of June 30, 2012. Upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
The Company currently maintains the payment of a quarterly dividend on its common shares outstanding of $0.185 per share, however the declaration of future dividends are subject to the discretion of the board of directors. We expect that regular quarterly cash dividends will continue to be paid at a comparable rate in the future, subject to future business performance, economic conditions, changes in income tax regulations and other factors. During the six months ended June 30, 2012, we paid cash dividends totaling approximately $21.4 million. Based on our present dividend rate and outstanding share count, aggregate annual recurring dividends for 2012 would be approximately $42.7 million.

On July 26, 2012, the Company announced that its board of directors declared a special cash dividend in the amount of $10.41 per share or approximately $600 million in the aggregate. The record date for the special cash dividend is August 20, 2012 and the special cash dividend will be paid on August 23, 2012. The Company has been informed by the New York Stock Exchange that, in accordance with its rules, the ex-dividend date is expected to be August 24, 2012. Accordingly, stockholders who sell their shares on or before the payment date will not be entitled to receive the special cash dividend.

The special cash dividend is being paid with the proceeds from the Company's recent offering of the $400 million, 5.75% unsecured senior notes and its new senior secured credit facility. On July 25, 2012, the Company entered into a senior secured credit facility consisting of a $200 million revolving credit tranche and a $150 million term loan tranche, with a four year term. The Company will utilize the proceeds from the term loan as well as $50 million under the revolving credit tranche for payment of the special dividend. As a result of entering into the senior secured credit facility, the company's existing $300 million senior unsecured revolving credit facility was terminated.
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
Results of Operation: Royalty fees, operating income, net income and diluted earnings per share (“EPS”) represent key measurements of these value drivers. In the three months ended June 30, 2012, royalty fees revenue totaled $66.1 million, a 7% increase from the same period in 2011. Operating income totaled $51.6 million for the three months ended June 30, 2012, a $6.5 million or 14% increase from the same period in 2011. Net income increased 16% from the same period of the prior year to $31.9 million. Diluted earnings per share for the quarter ended June 30, 2012 were $0.55 compared to $0.46 for the three months ended June 30, 2011. These measurements will continue to be a key management focus in 2012 and beyond.
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

Operations Review
Comparison of Operating Results for the Three-Month Periods Ended June 30, 2012 and 2011
The Company recorded net income of $31.9 million for the three month period ended June 30, 2012, a 16% increase from the $27.6 million for the quarter ended June 30, 2011. The increase in net income for the three months ended June 30, 2012 is primarily attributable to the $6.5 million or 14% increase in operating income.

Summarized financial results for the three months ended June 30, 2012 and 2011 are as follows:

(in thousands, except per share amounts)	2012	2011
REVENUES:
Royalty fees	$66,064	$61,620
Initial franchise and relicensing fees	3,178	2,779
Procurement services	6,836	6,673
Marketing and reservation	94,633	90,832
Hotel operations	1,224	1,073
Other	1,686	2,324
Total revenues	173,621	165,301
OPERATING EXPENSES:
Selling, general and administrative	24,554	26,539
Depreciation and amortization	1,977	1,948
Marketing and reservation	94,633	90,832
Hotel operations	867	860
Total operating expenses	122,031	120,179
Operating income	51,590	45,122
OTHER INCOME AND EXPENSES, NET:
Interest expense	3,540	3,267
Interest income	(394)	(221)
Other (gains) and losses	377	(38)
Equity in net loss of affiliates	128	—
Total other expenses, net	3,651	3,008
Income before income taxes	47,939	42,114
Income taxes	16,077	14,536
Net income	$31,862	$27,578
Diluted earnings per share	$0.55	$0.46

On occasion, the Company utilizes certain measures such as adjusted net income, adjusted diluted EPS, adjusted selling, general and administration expenses ("SG&A"), adjusted operating margin and franchising revenues which do not conform to generally accepted accounting principles in the United States (“GAAP”) when analyzing and discussing its results with the investment community. This information should not be considered as an alternative to any measure of performance as promulgated under GAAP, such as net income, diluted EPS, SG&A, operating income and total revenues. The Company's calculation of these measures may be different from the calculations used by other companies and therefore comparability may be limited. We have included below a reconciliation of the measures utilized during this period to the comparable GAAP measures as well as our reason for reporting these non-GAAP measures.
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

Calculation of Franchising Revenues

	Three Months Ended June 30,
	($ amounts in thousands)
	2012	2011
Franchising Revenues:
Total Revenues	$173,621	$165,301
Adjustments:
Marketing and reservation system revenues	(94,633)	(90,832)
Hotel operations	(1,224)	(1,073)
Franchising Revenues	$77,764	$73,396

The Company recorded net income of $31.9 million for the three month period ended June 30, 2012, a 16% increase from the $27.6 million for the quarter ended June 30, 2011. The increase in net income for the three months ended June 30, 2012 is primarily attributable to the $6.5 million or 14% increase in operating income partially offset by a $0.6 million increase in other income and expenses, net. The increase in other income and expenses, net is primarily due to a $0.4 million decline in the fair value of investments held in the Company's non-qualified benefit plans compared to a $38 thousand increase in the fair value of these investments in the prior year period. Operating income increased $6.5 million as the Company's franchising revenues for the three months ended June 30, 2012 increased $4.4 million or 6% from the same period of the prior year and SG&A expenses decreased $2.0 million or 7%.
Franchising Revenues: Franchising revenues were $77.8 million for the three months ended June 30, 2012 compared to $73.4 million for the three months ended June 30, 2011, an increase of 6%. The increase in franchising revenues is primarily due to a 7% increase in royalty revenues and a 14% increase in initial franchise and relicensing fees.
Domestic royalty fees for the three months ended June 30, 2012 increased $4.4 million to $59.8 million from $55.4 million in the three months ended June 30, 2011, an increase of 8%. The increase in royalties is attributable to a combination of factors including a 7.7% increase in RevPAR, a 1.0% increase in the number of domestic franchised hotel rooms, partially offset by a decline in the effective royalty rate of the domestic hotel system from 4.33% to 4.32%. System-wide RevPAR increased due to a combination of a 2.8% increase in average daily rates and a 250 basis point increase in occupancy.
A summary of the Company's domestic franchised hotels operating information is as follows:

	For the Three Months Ended June 30, 2012*			For the Three Months Ended June 30, 2011*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$79.87	60.2%	$48.05	$77.54	57.7%	$44.73	3.0%	250	bps	7.4%
Comfort Suites	85.71	64.2%	55.01	83.89	60.3%	50.55	2.2%	390	bps	8.8%
Sleep	72.52	58.7%	42.56	69.95	55.0%	38.45	3.7%	370	bps	10.7%
Quality	68.43	52.5%	35.95	66.58	50.4%	33.58	2.8%	210	bps	7.1%
Clarion	74.71	50.2%	37.53	73.14	47.9%	35.01	2.1%	230	bps	7.2%
Econo Lodge	54.14	49.2%	26.62	53.10	47.4%	25.14	2.0%	180	bps	5.9%
Rodeway	51.10	50.4%	25.76	49.34	47.7%	23.55	3.6%	270	bps	9.4%
MainStay	69.06	72.9%	50.32	66.31	69.2%	45.87	4.1%	370	bps	9.7%
Suburban	41.58	71.9%	29.89	41.13	69.7%	28.68	1.1%	220	bps	4.2%
Ascend Collection	114.40	66.4%	75.94	113.44	60.4%	68.50	0.8%	600	bps	10.9%
Total	$72.69	56.6%	$41.16	$70.72	54.1%	$38.22	2.8%	250	bps	7.7%
___________________
*Operating statistics represent hotel operations from March through May
The number of domestic rooms on-line increased by 4,035 rooms or 1% to 393,315 as of June 30, 2012 from 389,280 as of

June 30, 2011. The total number of domestic hotels on-line increased by 1.3% to 5,024 as of June 30, 2012 from 4,961 as of June 30, 2011.
A summary of domestic hotels and rooms on-line at June 30, 2012 and 2011 by brand is as follows:

	June 30, 2012		June 30, 2011		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	%	%
Comfort Inn	1,379	107,895	1,416	110,736	(37)	(2,841)	(2.6)%	(2.6)%
Comfort Suites	608	46,903	613	47,441	(5)	(538)	(0.8)%	(1.1)%
Sleep	391	28,327	394	28,625	(3)	(298)	(0.8)%	(1.0)%
Quality	1,082	93,655	1,027	89,571	55	4,084	5.4%	4.6%
Clarion	189	27,534	193	28,335	(4)	(801)	(2.1)%	(2.8)%
Econo Lodge	801	49,114	778	48,197	23	917	3.0%	1.9%
Rodeway	401	22,671	377	20,506	24	2,165	6.4%	10.6%
MainStay	40	3,083	39	3,007	1	76	2.6%	2.5%
Suburban	62	7,260	61	7,255	1	5	1.6%	0.1%
Ascend Collection	52	4,652	44	3,392	8	1,260	18.2%	37.1%
Cambria Suites	19	2,221	19	2,215	—	6	—%	0.3%
Total Domestic Franchises	5,024	393,315	4,961	389,280	63	4,035	1.3%	1.0%
International royalties increased by $0.1 million or 1% from $6.2 million in the second quarter of 2011 to $6.3 million for the same period of 2012 primarily due to global RevPAR increases and an increase in the number of rooms in the international system, partially offset by the impact of foreign currency fluctuations.
International available rooms increased 2.4% to 104,522 as of June 30, 2012 from 102,086 as of June 30, 2011. The total number of international hotels increased 1.6% from 1,156 as of June 30, 2011 to 1,175 as of June 30, 2012.
As of June 30, 2012, the Company had 378 franchised hotels with 30,653 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 451 hotels and 37,892 rooms at June 30, 2011. The number of new construction franchised hotels in the Company's domestic pipeline declined 27% to 235 at June 30, 2012 from 322 at June 30, 2011. The number of conversion franchised hotels in the Company's domestic pipeline increased by 14 units or 11% from June 30, 2011 to 143 hotels at June 30, 2012. The domestic system hotels under construction, awaiting conversion or approved for development declined 16% from the prior year due to the decline in the number of new construction hotels which have been negatively impacted by the limited availability of hotel construction financing. As a result, the ability of existing projects to obtain financing and commence construction has been significantly impacted and has resulted in the termination of franchise agreements related to hotels that have not yet opened. The Company had an additional 75 franchised hotels with 6,727 rooms under construction, awaiting conversion or approved for development in its international system as of June 30, 2012 compared to 103 hotels and 8,720 rooms at June 30, 2011. While the Company's hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.

A summary of the domestic franchised hotels under construction, awaiting conversion or approved for development at June 30, 2012 and 2011 by brand is as follows:

							Variance
	June 30, 2012 Units			June 30, 2011 Units			Conversion		New Construction		Total
	Conversion	New Construction	Total	Conversion	New Construction	Total	Units	%	Units	%	Units	%
Comfort Inn	25	40	65	27	50	77	(2)	(7)%	(10)	(20)%	(12)	(16)%
Comfort Suites	2	82	84	3	108	111	(1)	(33)%	(26)	(24)%	(27)	(24)%
Sleep Inn	1	40	41	—	62	62	1	NM	(22)	(35)%	(21)	(34)%
Quality	39	3	42	25	5	30	14	56%	(2)	(40)%	12	40%
Clarion	14	1	15	16	2	18	(2)	(13)%	(1)	(50)%	(3)	(17)%
Econo Lodge	20	1	21	34	1	35	(14)	(41)%	—	0%	(14)	(40)%
Rodeway	31	1	32	15	1	16	16	107%	—	0%	16	100%
MainStay	1	22	23	4	37	41	(3)	(75)%	(15)	(41)%	(18)	(44)%
Suburban	2	14	16	—	22	22	2	NM	(8)	(36)%	(6)	(27)%
Ascend Collection	8	5	13	5	3	8	3	60%	2	67%	5	63%
Cambria Suites	—	26	26	—	31	31	—	NM	(5)	(16)%	(5)	(16)%
Total	143	235	378	129	322	451	14	11%	(87)	(27)%	(73)	(16)%
Domestic hotels open and operating increased by 18 hotels during the three months ended June 30, 2012 compared to a net decline of 9 domestic hotels open and operating during the three months ended June 30, 2011. Gross domestic franchise additions declined from 75 for the three months ended June 30, 2011 to 73 for the same period of 2012. New construction hotels represented 9 of the gross domestic additions during three months ended June 30, 2012 compared to 11 hotels in the same period of the prior year. Gross domestic additions for conversion hotels during the three months ended June 30, 2012 remained at 64 for the three months ended June 30, 2012 and 2011. The Company expects the number of new franchise units that will open during 2012 to decline from 256 in 2011 to approximately 243 hotels as openings will continue to be impacted by the restrictive lending environment, retention efforts implemented by other hotel brand companies and increased competition for existing hotels seeking a new brand affiliation.
Net domestic franchise terminations decreased from 84 in the three months ended June 30, 2011 to 55 for the three months ended June 30, 2012 primarily due to a decline number of terminations related to the removal of hotels for non-payment of franchise fees and increased retention efforts implemented by the Company to reduce the number of terminations as the overall industry supply growth continues to be lower than historical levels.
New domestic franchise agreements executed in the three months ended June 30, 2012 totaled 106 representing 8,970 rooms compared to 69 agreements representing 6,569 rooms executed in the second quarter of 2011. During the second quarter of 2012, 21 of the executed agreements were for new construction hotel franchises representing 1,487 rooms compared to 8 contracts representing 647 rooms for the three months ended June 30, 2011. Conversion hotel executed franchise agreements totaled 85 representing 7,483 rooms for the three months ended June 30, 2012 compared to 61 agreements representing 5,922 rooms for the same period a year ago. Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise agreements increased $0.2 million to $2.0 million for the three months ended June 30, 2012 from $1.8 million for the three months ended June 30, 2011. Domestic initial fee revenue increased approximately 14% due to a 54% increase in the number of executed new franchise agreements partially offset by an increase in the number of these new franchise agreements containing developer incentives. Revenues associated with agreements including incentives are deferred and recognized when the incentive criteria are met or the agreement is terminated, whichever comes first.

A summary of executed domestic franchise agreements by brand for the three months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	5	4	9	3	11	14	67%	(64)%	(36)%
Comfort Suites	6	2	8	1	2	3	500%	—%	167%
Sleep	8	1	9	1	1	2	700%	—%	350%
Quality	—	36	36	—	11	11	NM	227%	227%
Clarion	—	5	5	—	3	3	NM	67%	67%
Econo Lodge	—	14	14	—	12	12	NM	17%	17%
Rodeway	—	19	19	—	13	13	NM	46%	46%
MainStay	1	1	2	—	3	3	NM	(67)%	(33)%
Suburban	—	1	1	2	1	3	(100)%	—%	(67)%
Ascend Collection	—	2	2	—	4	4	NM	(50)%	(50)%
Cambria Suites	1	—	1	1	—	1	—%	NM	—%
Total Domestic System	21	85	106	8	61	69	163%	39%	54%
Relicensing fees include fees charged to the new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system as well as fees required to renew expiring franchise contracts. Domestic relicensing and renewal contracts increased 27% from 37 in the second quarter of 2011 to 47 for the three months ended June 30, 2012. As a result of the increase in contracts, domestic relicensing revenues increased $0.2 million or 25% from $0.8 million for the three months ended June 30, 2011 to $1.0 million for the three months ended June 30, 2012.
Selling, General and Administrative Expenses: The cost to operate the franchising business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $24.6 million for the three months ended June 30, 2012, a decrease of $2.0 million or 7% from the three months ended June 30, 2011. SG&A for the three months ended June 30, 2012 declined due to measures implemented by the Company in the fourth quarter of 2011 to increase its productivity and streamline services as well as a $0.3 million decline in employee termination benefits incurred.
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
Total marketing and reservation system fees were $94.6 million and $90.8 million for the three months ended June 30, 2012 and 2011, respectively. Depreciation and amortization attributable to marketing and reservation activities was $3.5 million and $3.3 million for the three month periods ended June 30, 2012 and 2011, respectively. Interest expense attributable to marketing and reservation activities was approximately $1.0 million for both three month periods ended June 30, 2012 and 2011.
As of June 30, 2012 and December 31, 2011, the Company's balance sheet includes a receivable of $64.8 million and $54.0 million, respectively from cumulative marketing and reservation expenses incurred in excess of cumulative marketing and reservations system fee revenues earned. These receivables are recorded as an asset in the financial statements as the Company has the contractual authority to require that the franchisees in the system at any given point repay the Company for any deficits related to marketing and reservation activities. The Company's current franchisees are legally obligated to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue and whether or not they joined the system following the deficit's occurrence. The Company has no present intention to accelerate repayment of the deficit from current franchisees. Conversely, cumulative marketing and reservation system fees not expended are recorded as a payable in the financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements.
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
Other Income and Expenses, Net: Other income and expenses, net increased from an expense of $3.0 million during the three months ended June 30, 2011 to an expense of $3.7 million for the three months ended June 30, 2012 primarily due to the following items:
Other gains and losses, net decreased from a gain of $38 thousand for the three months ended June 30, 2011 to an expense of $0.4 million for the three months ended June 30, 2012 primarily due to fluctuations in the fair value of investments held in the Company's non-qualified employee benefit plans.
As discussed in the accompanying critical accounting policies, the Company sponsors two non-qualified retirement and savings plans: the Non-Qualified Plan and the EDCP plan. The fair value of the Non-Qualified Plan investments decreased by $0.3 million during the three months ended June 30, 2012 compared to a decline of $9 thousand during the three months ended June 30, 2011. The fair value of the Company's investments held in the EDCP plan decreased by $24 thousand during the three months ended June 30, 2012 compared to an increase in fair value of $48 thousand during the same period of the prior year.
The Company accounts for the EDCP Plan and Non-Qualified Plan in accordance with accounting for deferred compensation arrangements when investments are held in a rabbi trust and invested. Therefore, the Company also recognizes compensation expense or benefits in SG&A related to changes in the fair value of investments held in the Non-Qualified Plan and a portion of the investments held in the EDCP Plan, excluding investments in the Company's stock. As a result, during the three months ended June 30, 2012 and 2011, the Company's SG&A expense was reduced by $0.3 million and $0.1 million, respectively, due to the change in the fair value of these investments.
Interest expense increased $0.3 million for the three months ended June 30, 2012 to $3.5 million due to the issuance of the Company's $400 million senior notes due in 2022 with an effective rate of 5.94% on June 27, 2012. The proceeds will be used to pay the $600 million special cash dividend declared by the Company's board of directors on July 26, 2012 and payable on August 23, 2012.
Income Taxes: The effective income tax rates were 33.5% and 34.5% for the three months ended June 30, 2012 and June 30, 2011, respectively. The effective income tax rate for the three months ended June 30, 2012 was lower than the effective income tax rate for the three months ended June 30, 2011 primarily due to the impact of foreign operations.
Net income: Net income for the three months ended June 30, 2012 increased by 16% to $31.9 million from $27.6 million in the same period of the prior year.
Diluted EPS: Diluted EPS increased 20% to $0.55 for the three months ended June 30, 2012 from $0.46 for the same period of the prior year. The increase in diluted EPS primarily reflects the items discussed above as well as repurchases of the Company's common stock.

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2012 and 2011
The Company recorded net income of $51.9 million for the six months ended June 30, 2012, an $8.6 million, or 20% increase from the $43.3 million for the six months ended June 30, 2011. The increase in net income for the six months ended June 30, 2012 is primarily attributable to an $11.9 million or 17% increase in operating income and a $2.3 million decline in other income and expenses, net partially offset by an increase in the effective income tax rate. The decline in other income and expenses, net is primarily due to a $1.6 million appreciation in the fair value of investments held in the Company's non-qualified benefit plans compared to a $0.8 million increase in the fair value of these investments in the prior year and a $1.8 million loss on assets held for sale incurred in the prior year period.

Summarized financial results for the six months ended June 30, 2012 and 2011 and are as follows:

(in thousands, except per share amounts)	2012	2011
REVENUES:
Royalty fees	$113,917	$105,414
Initial franchise and relicensing fees	5,706	5,500
Procurement services	10,151	9,934
Marketing and reservation	165,562	153,799
Hotel operations	2,202	1,937
Other	5,252	3,998
Total revenues	302,790	280,582
OPERATING EXPENSES:
Selling, general and administrative	48,903	50,386
Depreciation and amortization	3,994	3,903
Marketing and reservation	165,562	153,799
Hotel operations	1,676	1,693
Total operating expenses	220,135	209,781
Operating income	82,655	70,801
OTHER INCOME AND EXPENSES, NET:
Interest expense	6,657	6,491
Interest income	(731)	(431)
Other (gains) and losses	(1,626)	1,005
Equity in net income (loss) of affiliates	183	(301)
Total other income and expenses, net	4,483	6,764
Income before income taxes	78,172	64,037
Income taxes	26,313	20,729
Net income	$51,859	$43,308
Diluted earnings per share	$0.89	$0.72

The Company utilizes certain measures such as adjusted net income, adjusted diluted EPS, adjusted SG&A, adjusted operating income and franchising revenues which do not conform to generally accepted accounting principles in the United States (“GAAP”) when analyzing and discussing its results with the investment community. This information should not be considered as an alternative to any measure of performance as promulgated under GAAP, such as net income, diluted EPS, SG&A, operating income and total revenues. The Company's calculation of these measurements may be different from the calculations used by other companies and therefore comparability may be limited. We have included a reconciliation of the measures utilized during this period to the comparable GAAP measurement below as well as our reason for reporting these non-GAAP measures.

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

Calculation of Franchising Revenues

	Six Months Ended June 30,
	($ amounts in thousands)
	2012	2011
Franchising Revenues:
Total Revenues	$302,790	$280,582
Adjustments:
Marketing and reservation system revenues	(165,562)	(153,799)
Hotel operations	(2,202)	(1,937)
Franchising Revenues	$135,026	$124,846
Adjusted Net Income & Adjusted Diluted EPS: We also use adjusted net income and adjusted diluted EPS which exclude a $1.8 million loss on assets held for sale resulting from the Company reducing the carrying amount of a parcel of land held for sale to its estimated fair value during the six months ended June 30, 2011. The Company utilizes these non-GAAP measures to enable investors to perform meaningful comparisons of past, present and future operating results.
Calculation of Adjusted Net Income and Adjusted Diluted EPS

	Six Months Ended June 30,
	(In thousands, except per share amounts)
	2012	2011
Net Income	$51,859	$43,308
Adjustments, net of tax:
Loss on land held for sale	—	1,111
Adjusted Net Income	$51,859	$44,419
Weighted average shares outstanding – diluted	58,204	59,854
Diluted EPS	$0.89	$0.72
Adjustments:
Loss on land held for sale	—	0.02
Adjusted Diluted EPS	$0.89	$0.74

The Company recorded net income of $51.9 million for the six months ended June 30, 2012; a $7.5 million increase compared to an adjusted net income of $44.4 million for the six months ended June 30, 2011. The increase in net income for the six months ended June 30, 2012 is primarily attributable to an $11.9 million increase in operating income and a $1.6 million appreciation in the fair value of investments held in the Company's non-qualified employee benefit plans compared to an increase of $0.8 million in the fair value of these investments during the six months ended June 30, 2011. These increases were partially offset by an increase in the effective tax rate from 32.4% during the six months ended June 30, 2011 to 33.7% in the same period of the current year.
Franchising Revenues: Franchising revenues were $135.0 million for the six months ended June 30, 2012 compared to $124.8 million for the six months ended June 30, 2011, an increase of 8%. The increase in franchising revenues is primarily due to an 8% increase in royalty fees, a 4% increase in initial franchise and relicensing fees and a $1.3 million increase in other income.
Domestic royalty fees for the six months ended June 30, 2012 increased $8.0 million to $102.1 million from $94.1 million for the six months ended June 30, 2011 an increase of 8.5%. The increase in royalties is attributable to a combination of factors including an 8.0% increase in RevPAR and a 1.0% increase in the number of domestic franchised hotel rooms partially offset by a decline in the effective royalty rate of the domestic hotel system from 4.34% to 4.33%. System-wide RevPAR increased due to a combination of a 250 basis point increase in occupancy as well as a 2.6% increase in average daily rates.

A summary of the Company's domestic franchised hotels operating information is as follows:

	For the Six Months Ended June 30, 2012*			For the Six Months Ended June 30, 2011*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$77.48	53.6%	$41.52	$75.27	51.1%	$38.47	2.9%	250	bps	7.9%
Comfort Suites	83.15	57.6%	47.92	81.82	53.7%	43.96	1.6%	390	bps	9.0%
Sleep	69.90	52.0%	36.32	67.81	48.7%	33.03	3.1%	330	bps	10.0%
Quality	66.29	46.8%	31.03	64.47	44.7%	28.81	2.8%	210	bps	7.7%
Clarion	71.85	44.6%	32.07	70.89	42.4%	30.07	1.4%	220	bps	6.7%
Econo Lodge	52.48	44.0%	23.09	51.60	42.4%	21.89	1.7%	160	bps	5.5%
Rodeway	49.36	46.2%	22.81	47.78	43.2%	20.66	3.3%	300	bps	10.4%
MainStay	67.02	67.4%	45.16	64.06	61.8%	39.57	4.6%	560	bps	14.1%
Suburban	40.48	67.3%	27.24	39.82	65.3%	25.99	1.7%	200	bps	4.8%
Ascend Collection	109.96	59.4%	65.28	106.96	55.3%	59.19	2.8%	410	bps	10.3%
Total	$70.38	50.7%	$35.66	$68.57	48.2%	$33.02	2.6%	250	bps	8.0%
___________________

*	Operating statistics represent hotel operations from December through May.
Domestic hotels open and operating increased by 23 hotels during the six months ended June 30, 2012 compared to a decline of 32 domestic hotels open and operating during the six months ended June 30, 2011. Gross domestic franchise additions decreased from 117 for the six months ended June 30, 2011 to 112 for the same period in 2012. New construction hotels represented 14 of the gross domestic additions during the six months ended June 30, 2012 compared to 15 hotels in the same period of the prior year. Gross domestic additions for conversion hotels declined from 102 hotels during the six months ended June 30, 2011 to 98 hotels during the same period of the current year. The decline in hotel openings is primarily due to the impact of the restrictive lending environment; retention efforts implemented by other hotel brand companies and increased competition for existing hotels seeking a new brand affiliation.
Net domestic franchise terminations declined from 149 for the six months ended June 30, 2011 to 89 for the same period of the current year. The decline in net terminations is primarily due to a decline in the number of hotels removed for non-payment of franchise fees and non-compliance with the Company's rules, regulations and standards as well as increased retention efforts implemented by the Company to reduce the number of terminations as the overall industry supply growth continues to be lower than historical levels.
International royalties increased by $0.5 million from $11.3 million in the six months ended June 30, 2011 to $11.8 million for the same period of 2012 primarily due to global RevPAR increases and an increase in the number of rooms in the international system, partially offset by the impact of foreign currency fluctuations.
New domestic franchise agreements executed in the six months ended June 30, 2012 totaled 170 representing 13,628 rooms compared to 125 agreements representing 11,727 rooms executed during the same period of the prior year. During the six months ended June 30, 2012, 28 of the executed agreements were for new construction hotel franchises, representing 1,930 rooms, compared to 14 contracts, representing 1,219 rooms for the same period a year ago. Conversion hotel franchise executed contracts totaled 142 representing 11,698 rooms for the six months ended June 30, 2012 compared to 111 agreements representing 10,508 rooms for the same period a year ago. Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise agreements decreased 13% to $3.4 million for the six months ended June 30, 2012 from $3.9 million for the six months ended June 30, 2011. Initial fee revenue declined despite a 36% increase in the number of executed new franchise agreements primarily due to the recognition of deferred revenue during 2011 related to franchise agreements containing developer incentives that were executed in prior years. Revenues associated with agreements including incentives are deferred and recognized when the incentive criteria are met or the agreement is terminated, whichever comes first.

A summary of executed domestic franchise agreements by brand for the six months ended June 30, 2012 and 2011 is as follows:

	For the Six Months Ended June 30, 2012			For the Six Months Ended June 30, 2011			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	6	12	18	5	18	23	20%	(33)%	(22)%
Comfort Suites	7	4	11	1	4	5	600%	—%	120%
Sleep	11	1	12	3	1	4	267%	—%	200%
Quality	—	63	63	—	35	35	NM	80%	80%
Clarion	—	7	7	—	8	8	NM	(13)%	(13)%
Econo Lodge	—	18	18	—	18	18	NM	—%	—%
Rodeway	—	31	31	—	18	18	NM	72%	72%
MainStay	1	1	2	1	3	4	—%	(67)%	(50)%
Suburban	—	1	1	2	1	3	(100)%	—%	(67)%
Ascend Collection	1	4	5	—	5	5	NM	(20)%	—%
Cambria Suites	2	—	2	2	—	2	—%	NM	—%
Total Domestic System	28	142	170	14	111	125	100%	28%	36%

Relicensing fees include fees charged to the new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system as well as fees required to renew expiring franchise contracts. Domestic relicensing and renewal contracts increased from 51 during the six months ending June 30, 2011 to 96 for the same period of 2012. Although the Company increased the number of contracts by 88%, relicensing revenues increased 62% from $1.3 million for the six months ended June 30, 2011 to $2.0 million for the six months ended June 30, 2012 primarily due to lower average relicensing fees charged per property.
Selling, General and Administrative Expenses: The cost to operate the franchising business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $48.9 million for the six months ended June 30, 2012, a $1.5 million or 3% decline from the six months ended June 30, 2011. The $1.5 million decline in SG&A was primarily attributable to measures implemented by the Company in the fourth quarter of 2011 to increase its productivity and streamline services as well as a $0.4 million decline in employee termination benefits. These reductions were partially offset by approximately $1.5 million related to a litigation settlement with a former franchisee as well as a $0.5 million increase in compensation expense recognized on deferred compensation arrangements as described in more detail in Other Income and Expenses, Net.
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
Total marketing and reservations revenues were $165.6 million and $153.8 million for the six months ended June 30, 2012 and 2011, respectively. Depreciation and amortization attributable to marketing and reservation activities was $7.0 million for the six months ended June 30, 2012 compared to $6.5 million for the six months ended June 30, 2011. Interest expense attributable to marketing and reservation activities was $2.2 million and $2.0 million for the six months ended June 30, 2012 and 2011, respectively.
As of June 30, 2012 and December 31, 2011, the Company's balance sheet includes a receivable of $64.8 million and $54.0 million, respectively from cumulative marketing and reservation expenses incurred in excess of cumulative marketing and reservations system fee revenues earned. These receivables are recorded as an asset in the financial statements as the Company has the contractual authority to require that the franchisees in the system at any given point repay the Company for any deficits related to marketing and reservation activities. The Company's current franchisees are legally obligated to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue and whether or not they joined the system following the deficit's occurrence. The Company has no present intention to accelerate repayment of the deficit from current franchisees. Conversely, cumulative marketing and reservation system fees not expended are recorded as a payable in the financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements.
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
Other Income and Expenses, Net: Other income and expenses, net, decreased $2.3 million to $4.5 million for the six months ended June 30, 2012 compared to $6.8 million in the same period of the prior year primarily due to the following items:
Other gains and losses decreased $2.6 million from a loss of $1.0 million for the six months ended June 30, 2011 to a gain of $1.6 million in the same period of the current year. The decrease in the loss reflects a $1.8 million loss on assets held for sale recorded in the six months ended June 30, 2011 resulting from the Company reducing the carrying amount of a parcel of land held for sale to its estimated fair value. In addition, the decline in other gains and losses reflects fluctuations in the fair value of investments held in the Company's non-qualified employee benefit plans. This activity included a $1.6 appreciation in the fair value of these investments during the six months ended June 30, 2012 compared to a $0.8 million appreciation of the fair value of these investments in the same period of the prior year.
As discussed in the accompanying critical accounting policies, the Company sponsors two non-qualified retirement and savings plans: the Non-Qualified Plan and the EDCP plan. The fair value of the Non-Qualified Plan investments increased $0.6 million during the six months ended June 30, 2012 compared to a $0.3 million increase in fair value during the same period of 2011. The fair value of the Company's investments held in the EDCP plan appreciated by $1.1 million during the six months ended June 30, 2012 compared to an increase in fair value of $0.5 million during the same period of the prior year.
The Company accounts for the EDCP Plan and Non-Qualified Plan in accordance with accounting for deferred compensation arrangements when investments are held in a rabbi trust and invested. Therefore, the Company also recognizes compensation expense or benefits in SG&A related to changes in the fair value of investments held in the Non-Qualified Plan and a portion of the investments held in the EDCP Plan, excluding investments in the Company's stock. As a result, during the six months ended June 30, 2012 and 2011, the Company's SG&A expense was increased by $0.8 million and $0.3 million, respectively, due to the change in fair value of these investments.
Interest expense increased $0.2 million for the six months ended June 30, 2012 to $6.7 million due to the issuance of the Company's $400 million senior notes due in 2022 with an effective rate of 5.94% on June 27, 2012. The proceeds will be used to pay the $600 million special cash dividend declared by the Company's board of directors on July 26, 2012 and payable on August 23, 2012.
Income taxes: The effective income tax rate was 33.7% and 32.4% for the six months ended June 30, 2012 and 2011, respectively. The effective income tax rate for the six months ended June 30, 2011 reflects a nonrecurring adjustment of $1.4 million to our current federal taxes payable.
Net income: Net income for the six months ended June 30, 2012 increased by $8.6 million to $51.9 million from $43.3 million in the same period of the prior year. Excluding certain items described above, net income increased by $7.5 million for the six months ended June 30, 2012 to $51.9 million from $44.4 million for the same period of the prior year.
Diluted EPS: Diluted EPS were $0.89 for six months ended June 30, 2012 compared to $0.72 for the six months ended June 30, 2011, respectively. Excluding certain items described above, diluted EPS totaled $0.89 for the six months ended June 30, 2012 compared to $0.74 for the same period of the prior year. The increase in diluted EPS primarily reflects the items discussed above as well as repurchases of the Company's common stock.

Liquidity and Capital Resources
Operating Activities
During the six months ended June 30, 2012, net cash provided by operating activities totaled $37.8 million compared to $32.1 million during the six months ended June 30, 2011. The increase in cash flows from operating activities primarily reflects improvements in operating income partially offset by the timing of working capital items.
Net cash advanced for marketing and reservation activities totaled $2.4 million and $11.4 million during the six months ended June 30, 2012 and 2011, respectively. Cash advances during the six months ended June 30, 2012 related primarily to planned advertising and promotional cost spending in excess of fees collected and investments in information technology initiatives. Based on the current economic conditions, the Company expects marketing and reservation activities to provide cash flows from operations ranging between $7 million and $11 million in 2012.
Investing Activities
Cash utilized for investing activities totaled $10.4 million and $10.3 million for the six months ended June 30, 2012 and 2011, respectively. Investing activities for the six months ended June 30, 2012 reflect an increase in capital expenditures, an increase in net financing provided to franchisees and equity method investments entered into during the six months ended June 30, 2012. These increases were partially offset by the proceeds from the sale of investments held in trust related to the Company's deferred compensation plans during the six months ended June 30, 2012. The proceeds were utilized to reimburse the Company for participant distributions made on behalf of the trust in prior years.
During the six months ended June 30, 2012 and 2011, capital expenditures totaled $6.2 million and $5.1 million, respectively. Capital expenditures for 2012 primarily include upgrades of system-wide property and yield management systems, upgrades to information systems infrastructure and the purchase of computer software and equipment.
The Company occasionally provides financing to franchisees for property improvements, hotel development efforts and other purposes. During the six months ended June 30, 2012 and 2011, the Company advanced $5.8 million and $2.7 million, respectively, for these purposes. At June 30, 2012, the Company had commitments to extend an additional $8.4 million for these purposes provided certain conditions are met by its franchisees, of which $2.4 million is expected to be advanced in the next twelve months.
During the six months ended June 30, 2012 and 2011, the Company invested $6.3 million and $1.6 million in joint ventures accounted for under the equity method of accounting. The Company's investment in these joint ventures primarily pertain to ventures that either support the Company's efforts to increase business delivery to its franchisees or promote growth of our emerging brands.
Financing Activities
Financing cash flows relate primarily to the Company's borrowings, treasury stock purchases and dividends.
Debt
Senior Unsecured Notes due 2022
On June 27, 2012 the Company completed a $400 million unsecured note offering ("the 2012 Senior Notes") at par, bearing a coupon of 5.75% with an effective rate of 5.94%. The 2012 Senior Notes will mature on July 1, 2022, with interest to be paid semi-annually on January 1st and July 1st. The Company intends to use the net proceeds of this offering, after deducting underwriting discounts and commissions and other offering expenses, together with a portion of the proceeds of a proposed new credit facility, to pay the special cash dividend totaling approximately $600 million declared by the Company's board of directors on July 26, 2012 and payable to shareholders on August 23, 2012. The Company's 2012 Senior Notes are guaranteed jointly, severally, fully and unconditionally, subject to certain customary limitations by eight 100%-owned domestic subsidiaries.
The Company incurred debt issuance costs in connection with the 2012 Senior Notes totaling approximately $7.5 million. These debt issuance costs are amortized, on a straight-line basis, which is not materially different than the effective interest method, through the maturity of the 2012 Senior Notes. Amortization of these costs is included in interest expense in the consolidated statements of income.
The Company may redeem the 2012 Senior Notes at its option at a redemption price equal to the greater of (a) 100% of the principal amount of the notes to be redeemed and (b) the sum of the present values of the remaining scheduled principal and interest payments from the redemption date to the date of maturity discounted to the redemption date on a semi-annual basis at the Treasury rate, plus 50 basis points.

Senior Unsecured Notes due 2020
On August 25, 2010, the Company completed a $250 million senior unsecured note offering (“the 2010 Senior Notes”) at a discount of $0.6 million, bearing a coupon of 5.7% with an effective rate of 6.19%. The 2010 Senior Notes will mature on August 28, 2020, with interest on the 2010 Senior Notes to be paid semi-annually on February 28th and August 28th. The Company used the net proceeds from the offering, after deducting underwriting discounts and other offering expenses, to repay outstanding borrowings and other general corporate purposes. The Company's 2010 Senior Notes are guaranteed jointly, severally, fully and unconditionally, subject to certain customary limitations, by eight 100%-owned domestic subsidiaries.
The Company may redeem the 2010 Senior Notes at its option at a redemption price equal to the greater of (a) 100% of the principal amount of the notes to be redeemed and (b) the sum of the present values of the remaining scheduled principal and interest payments from the redemption date to the date of maturity discounted to the redemption date on a semi-annual basis at the Treasury rate, plus 45 basis points.
Revolving Credit Facility
On February 24, 2011, the Company entered into a new $300 million senior unsecured revolving credit agreement (the “Revolver”) with Wells Fargo Bank, National Association, as administrative agent and a syndicate of lenders. Simultaneously with the closing of the Revolver, the $350 million unsecured revolving credit agreement dated as of June 2006 was terminated. The Revolver provides for a $300 million unsecured revolving credit facility with a final maturity date on February 24, 2016. Up to $30 million of borrowings under the Revolver may be used for letters of credit and up to $20 million of borrowings under the Revolver may be used for swing-line loans.
The Revolver is unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Company's subsidiaries that currently guarantee the obligations under the Company's Indenture governing the terms of its senior notes due 2020 and 2022.
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
The Revolver requires that the Company and its restricted subsidiaries comply with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments and effecting mergers and/or asset sales. In addition, the Revolver imposes financial maintenance covenants requiring the Company to maintain a total leverage ratio of not more than 3.5 to 1.0 and interest coverage ratio of at least 3.5 to 1.0. At June 30, 2012, the Company maintained a total leverage ratio of approximately 3.2x and an interest ratio coverage of approximately 11.9x. At June 30, 2012, the Company was in compliance with all covenants under the Revolver.
The proceeds of the Revolver are used for general corporate purposes, including working capital, debt repayment, stock repurchases, dividends, investments and other permitted uses. As of June 30, 2012, the Company had no amounts outstanding under the Revolver.
New Senior Credit Facility

On July 25, 2012, the Company entered into a $350 million senior secured credit facility, comprised of a $200 million revolving credit tranche ("the New Revolver") and a $150 million term loan tranche (the "Term Loan") with Deutsche Bank AG New York Branch, as administrative agent, Wells Fargo Bank, National Association, as administrative agent, and a syndication of lenders (the "New Credit Facility"). The New Credit Facility has a final maturity date of July 25, 2016, subject to an optional one-year extension, provided certain conditions are met. Up to $25 million of the borrowings under the New Revolver may be used for letters of credit, up to $10 million of borrowings under the New Revolver may be used for swing-line loans and up to $35 million of borrowings under the New Revolver may be used for alternative currency loans. The Term Loan requires quarterly amortization payments (a) during the first two years, in equal installments aggregating 5% of the original principal amount of the Term Loan per year, (b) during the second two years, in equal installments aggregating 7.5% of the original principal amount of the Term Loan per year, and (c) during the one-year extension period (if exercised), equal installments aggregating 10% of the original principal amount of the Term Loan.

As previously announced, the Company intends to use the proceeds from the Term Loan and approximately $50 million in borrowings from the New Revolver, together with the net proceeds from the Company's recently issued senior notes offering, to pay during 2012 the special cash dividend of approximately $600 million in the aggregate to the Company's stockholders payable on August 23, 2012.

The New Credit Facility is unconditionally guaranteed, jointly and severally, by certain of the Company's domestic subsidiaries. The subsidiary guarantors currently include all subsidiaries that guarantee the obligations under the Company's Indenture governing the terms of its recently issued 5.75% senior notes due 2022 and its 5.70% senior notes due 2020.
The New Credit Facility is secured by first priority pledges of (i) 100% of the ownership interests in certain domestic subsidiaries owned by the Company and the guarantors, (ii) 65% of the ownership interests in (a) Choice Netherlands Antilles N.V. (“Choice NV”), the top-tier foreign holding company of Choice's foreign subsidiaries, and (b) the domestic subsidiary that owns Choice NV and (iii) all presently existing and future domestic franchise agreements (the “Franchise Agreements”) between the Company and individual franchisees, but only to the extent that the Franchise Agreements may be pledged without violating any law of the relevant jurisdiction or conflicting with any existing contractual obligation of the Company or the applicable franchisee. At the time that the maximum total leverage ratio is required to be no greater than 4.00 to 1.00 (beginning of year 4 of the New Credit Facility), the security interest in the Franchise Agreements will be released.
The Company may at any time prior to the final maturity date increase the amount of the New Credit Facility by up to an additional $100 million to the extent that any one or more lenders commit to being a lender for the additional amount and certain other customary conditions are met. Such additional amounts may take the form of an increased Revolver or Term Loan.
The Company may elect to have borrowings under the New Credit Facility bear interest at a rate equal to (i) LIBOR, plus a margin ranging from 200 to 425 basis points based on the Company's total leverage ratio or (ii) a base rate plus a margin ranging from 100 to 325 basis points based on the Company's total leverage ratio.
The New Credit Facility requires the Company to pay a fee on the undrawn portion of the New Revolver, calculated on the basis the average daily unused amount of the New Revolver multiplied by 0.30% per annum.
The Company may reduce the New Revolver commitment and/or prepay the Term Loan in whole or in part at any time without penalty, subject to reimbursement of customary breakage costs, if any. Any Term Loan prepayments made by the Company shall be applied to reduce the scheduled amortization payments in direct order of maturity.
Additionally, the New Credit Facility requires that the Company and its restricted subsidiaries comply with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments, paying dividends or repurchasing stock, and effecting mergers and/or asset sales. In addition, the New Credit Facility imposes financial maintenance covenants requiring the Company to maintain:

•	a total leverage ratio of not more than 5.75 to 1.00 in year 1, 5.00 to 1.00 in year 2, 4.50 to 1.00 in year 3 and 4.00 to 1.00 thereafter,

•	a maximum secured leverage ratio of not more than 2.50 to 1.00 in year 1, 2.25 to 1.00 in year 2, 2.00 to 1.00 in year 3 and 1.75 to 1.00 thereafter, and

•	a minimum fixed charge coverage ratio of not less than 2.00 to 1.00 in years 1 and 2, 2.25 to 1.00 in year 3 and 2.50 to 1.00 thereafter.
The New Credit Facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the New Credit Facility to be immediately due and payable.
In connection with the entry into the New Credit Facility, the Company's $300 million senior unsecured revolving credit agreement, dated as of February 24, 2011, among the Company, Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders (the “Old Credit Facility”), was terminated and replaced by the New Credit Facility. The Old Credit Facility permitted the Company to borrow, repay and re-borrow revolving loans until the scheduled maturity date of February 24, 2016.

Dividends

Regular Quarterly Dividends
The Company currently maintains the payment of a quarterly dividend on its common shares outstanding, however, the declaration of future dividends are subject to the discretion of our board of directors. During the six months ended June 30, 2012, the Company declared and paid cash dividends at a quarterly rate of $0.185 per share. The Company's quarterly dividend rate declared during the six months ended June 30, 2012 has remained unchanged from the previous quarterly declarations. During the six months ended June 30, 2012 and 2011, the Company paid cash dividends totaling $21.4 million and $21.9 million, respectively. We expect that cash dividends will continue to be paid in the future, subject to future business performance, economic conditions, changes in tax regulations and other matters. Based on our present dividend rate and outstanding share count, aggregate annual regular dividends for 2012 would be approximately $42.7 million.
Special Cash Dividend

On July 26, 2012, the Company announced that its board of directors declared a special cash dividend in the amount of $10.41 per share or approximately $600 million in the aggregate. The record date for the special cash dividend is August 20, 2012 and the special cash dividend will be paid on August 23, 2012. The Company has been informed by the New York Stock Exchange that, in accordance with its rules, the ex-dividend date is expected to be August 24, 2012. Accordingly, stockholders who sell their shares on or before the payment date will not be entitled to receive the special cash dividend. The Company expects to utilize the proceeds from the 2012 Senior Notes and the New Credit Facility for payment of the special cash dividend.
Share Repurchases
During the six months ended June 30, 2012, the Company repurchased 0.5 million shares of its common stock under the share repurchase program at a total cost of $19.9 million for an average price of $37.02 per share. Since the program's inception through June 30, 2012, we have repurchased 45.3 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.1 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 78.3 million shares at an average price of $13.89 per share through June 30, 2012. At June 30, 2012 the Company had approximately 1.4 million shares remaining under the current stock repurchase authorization. Upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
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
Approximately $89.3 million of the Company's cash and cash equivalents at June 30, 2012 pertains to undistributed earnings of the Company's consolidated foreign subsidiaries. Since the Company's intent is for such earnings to be reinvested by the foreign subsidiaries, the Company has not provided additional United States income taxes on these amounts. While the Company has no intention to utilize these cash and cash equivalents in its domestic operations, any change to this policy would result in the Company incurring additional United States income taxes on any amounts utilized domestically.
During the six months ended June 30, 2012, the Company recorded one-time employee termination charges totaling $0.4 million in SG&A and marketing and reservation expenses. These charges related to salary and benefits continuation payments for employees separating from service with the Company. At June 30, 2012, the Company had approximately $0.2 million of these salary and benefits continuation payments remaining to be remitted. During the six months ended June 30, 2012, the Company remitted an additional $3.6 million of termination benefits related to employee termination charges recorded in prior periods and had approximately $1.9 million of these benefits remaining to be paid. At June 30, 2012, total termination benefits of approximately $2.1 million remained to be paid and the Company expects $1.9 million of these benefits to be paid in the next twelve months. In addition, the Company expects to satisfy approximately $19.3 million of deferred compensation and retirement plan obligations during the next twelve months.
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
In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan (“EDCP”) which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust. Prior to January 1, 2010, participants could elect an investment return of either the annual yield of the Moody's Average Corporate Bond Rate Yield Index plus 300 basis points, or a return based on a selection of available diversified investment options. Effective January 1, 2010, the Moody's Average Corporate Bond Rate Yield Index plus 300 basis points is no longer an investment option for salary deferrals made on compensation earned after December 31, 2009. The Company recorded current and long-term deferred compensation liabilities of $15.9 million and $17.2 million, as of June 30, 2012 and December 31, 2011, respectively, related to these deferrals and credited investment returns. Compensation expense is recorded in SG&A expense on the Company's consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. Compensation expense recorded in SG&A for each of the six month periods ended June 30, 2012 and 2011 was $0.5 million.
The Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that partially offset the earnings credited to the participants. The diversified investments held in the trusts totaled $7.4 million and $14.2 million as of June 30, 2012 and December 31, 2011, respectively, and are recorded at their fair value, based on quoted market prices. At June 30, 2012, the Company expects $5.2 million of the assets held in the trust to be distributed to participants during the next twelve months. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment gains during the six months ended June 30, 2012 and 2011 of approximately $1.1 million and $0.5 million, respectively. In addition, the EDCP Plan held shares of the Company's common stock at a market value of $0.1 million at June 30, 2012 which were recorded as a component of shareholders' deficit.
In 1997, the Company adopted the Choice Hotels International, Inc. Non-Qualified Retirement Savings and Investment Plan (“Non-Qualified Plan”). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. As of June 30, 2012 and December 31, 2011, the Company had recorded a deferred compensation liability of $10.9 million and $10.4 million, respectively related to these deferrals. Compensation expense is recorded in SG&A expense on the Company's consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. The net increase in compensation expense recorded in SG&A for the six months ended June 30, 2012 and 2011 was $0.6 million and $0.2 million respectively.
The diversified investments held in the trusts were $10.0 million and $9.5 million as of June 30, 2012 and December 31, 2011, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment gains during the six months ended June 30, 2012 and 2011 of approximately $0.6 million and $0.3 million, respectively. In addition, the Non-Qualified Plan held shares of the Company's common stock with a market value of $0.9 million at both June 30, 2012 and December 31, 2011, respectively, which are recorded as a component of shareholders' deficit.
New Accounting Standards
See Footnote No. 1 “Recently Adopted Accounting Guidance” of the Notes to our Financial Statements for information related to our adoption of new accounting standards in 2012 and for information on our anticipated adoption of recently issued accounting standards.
FORWARD-LOOKING STATEMENTS
Certain matters discussed in this quarterly report constitute forward-looking statements within the meaning of the Private

Securities Litigation Reform Act of 1995.  Generally, our use of words such as "expect," "estimate," "believe," "anticipate," "will," "forecast," "plan”," project," "assume" or similar words of futurity identify such forward-looking statements.  These forward-looking statements are based on management's current beliefs, assumptions and expectations regarding future events, which in turn are based on information currently available to management.  Such statements may relate to projections of the Company's revenue, earnings and other financial and operational measures, Company debt levels, ability to repay outstanding indebtedness, payment of dividends, and future operations, among other matters.   We caution you not to place undue reliance on any such forward-looking statements.  Forward-looking statements do not guarantee future performance and involve known and unknown risks, uncertainties and other factors.

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
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company's foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including in certain circumstances the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $17.4 million and $23.8 million at June 30, 2012 and December 31, 2011, respectively which we account for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
At June 30, 2012 and December 31, 2011, the Company did not have any borrowings outstanding under is variable interest rate debt instrument. The Company expects to refinance its fixed and variable long-term debt obligations prior to their scheduled maturities.
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
An evaluation was performed under the supervision and with the participation of the Company's CEO and CFO of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2012.
There has been no change in the Company's internal controls over financial reporting that occurred during the quarter ended June 30, 2012, that materially affected, or is reasonably likely to materially affect the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not a party to any litigation other than routine litigation incidental to business. The Company's management and legal counsel do not expect that the ultimate outcome of any of its currently ongoing legal proceedings, individually or collectively, will have a material adverse effect on the Company's financial position, results of operations or cash flows.
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

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, except as disclosed below. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K as well as the risk factor described below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Our increased leverage could adversely affect our financial health; future cash flows may not be sufficient to meet our obligations and we may have difficulty obtaining additional financing; and we may experience adverse effects of interest rate fluctuations
As the result of our recent offering of 5.75% Senior Notes due 2022 and consummation of a new credit facility, we have substantially increased our level of indebtedness.
There can be no assurance in the future that we will generate sufficient cash flow from operations or through asset sales to meet our debt service obligations. Our present indebtedness and future borrowings could have important adverse consequences to us, such as:

•	making it more difficult for us to satisfy our obligations with respect to our existing indebtedness;

•	limiting our ability to obtain additional financing without restructuring the covenants in our existing indebtedness to permit the incurrence of such financing;

•
requiring a substantial portion of our cash flow to be used for principal and interest payments on the debt, thereby reducing our ability to use cash flow to fund working capital, capital expenditures and general corporate requirements;

•	limiting our ability to respond to changing business, industry and economic conditions and to withstand competitive pressures, which may affect our financial condition;

•
causing us to incur higher interest expense in the event of increases in interest rates on our borrowings that have variable interest rates or in the event of refinancing existing debt at higher interest rates;

•	limiting our ability to make investments, dispose of assets, pay cash dividends or repurchase stock;

•	increasing our vulnerability to downturns in our business, our industry or the general economy and restricting us from making improvements or acquisitions or exploring business opportunities;

•	placing us at a competitive disadvantage to competitors with less debt or greater resources; and

•	subjecting us to financial and other restrictive covenants in our indebtedness the non-compliance with which could result in an event of default.
We cannot assure you that our business will generate sufficient cash flow from operations to enable us to pay our indebtedness or to fund our other liquidity needs. If we fail to generate sufficient cash flow from future operations to meet our debt service obligations, we may need to refinance all or a portion of our debt on or before maturity. We cannot assure you that we will be able to refinance any of our debt on attractive terms, commercially reasonable terms or at all, particularly because of our anticipated increased levels of debt and the debt incurrence restrictions that we expect to be imposed by the agreements governing our debt. Our future operating performance and our ability to service, extend or refinance our indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

The borrowings under our new credit facility are at variable rates of interest, and to the extent not protected with interest rate hedges, could expose us to market risk from adverse changes in interest rates. Unless we enter into interest rate hedges, if interest rates increase, our debt service obligations on the variable-rate indebtedness could increase significantly even though the amount borrowed would remain the same.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the six months ended June 30, 2012:

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1),(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2012	90,978	$36.42	90,978	1,865,584
February 29, 2012	161,241	36.29	110,077	1,755,507
March 31, 2012	152,302	37.35	148,304	1,607,203
April 30, 2012	162,025	37.28	161,927	1,445,276
May 31, 2012	33,537	38.11	26,285	1,418,991
June 30, 2012	—	—	—	1,418,991
Total	600,083	$36.95	537,571	1,418,991
 _______________________

(1)	The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998. The program has no fixed dollar amount or expiration date.

(2)
During the six months ended June 30, 2012, the Company redeemed 62,512 shares of common stock from employees to satisfy minimum tax-withholding requirements related to the vesting of restricted stock grants. These redemptions were not part of the board repurchase authorization.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
Exhibit Number and Description

Exhibit Number	Description

3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

3.02(b)	Amended and Restated Bylaws of Choice Hotels International, Inc.

4.01(c)	Second Supplemental Indenture, dated June 27, 2012, among Choice Hotels International, Inc., the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association

10.01(d)	Second Amended and Restated Employment Agreement, dated May 24, 2012, between Choice Hotels International, Inc. and Stephen P. Joyce

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

We advise users of this data that pursuant to Rule 406T of Regulation S-T this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
 _______________________

*	Filed herewith

(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Registration Statement on Form S-4, filed August 30, 1998 (Reg. No. 333-62543).

(b)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels international, Inc.'s Current Report on Form 8-K filed February 16, 2010.

(c)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K, filed June 27, 2012.

(d)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K, filed May 25, 2012.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

August 9, 2012	By:	/S/ DAVID L. WHITE
David L. White
Senior Vice President, Chief Financial Officer & Treasurer