Form 10-Q
period 2012-09-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2012-11-07
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2012
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

CLASS	SHARES OUSTANDING AT SEPTEMBER 30, 2012
Common Stock, Par Value $0.01 per share	58,053,476

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
REVENUES:
Royalty fees	$80,845	$77,090	$194,762	$182,504
Initial franchise and relicensing fees	3,247	3,583	8,953	9,083
Procurement services	3,839	4,103	13,990	14,037
Marketing and reservation	119,062	104,393	284,624	258,192
Hotel operations	1,238	1,236	3,440	3,173
Other	2,182	1,916	7,434	5,914
Total revenues	210,413	192,321	513,203	472,903

OPERATING EXPENSES:
Selling, general and administrative	23,170	22,555	72,073	72,941
Depreciation and amortization	1,995	2,073	5,989	5,976
Marketing and reservation	119,062	104,393	284,624	258,192
Hotel operations	933	900	2,609	2,593
Total operating expenses	145,160	129,921	365,295	339,702

Operating income	65,253	62,400	147,908	133,201
OTHER INCOME AND EXPENSES, NET:
Interest expense	10,166	3,228	16,823	9,719
Interest income	(425)	(506)	(1,156)	(937)
Loss on extinguishment of debt	526	—	526	—
Other (gains) and losses	(511)	2,673	(2,137)	3,678
Equity in net (income) loss of affiliates	(171)	39	12	(262)
Total other income and expenses, net	9,585	5,434	14,068	12,198
Income before income taxes	55,668	56,966	133,840	121,003
Income taxes	11,291	14,664	37,604	35,393
Net income	$44,377	$42,302	$96,236	$85,610

Basic earnings per share	$0.77	$0.71	$1.66	$1.43
Diluted earnings per share	$0.76	$0.71	$1.65	$1.43
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED, IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$44,377	$42,302	$96,236	$85,610
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	215	215	646	646
Foreign currency translation adjustment, net	211	(1,167)	191	(164)
Amortization of pension related costs, net of tax:
Actuarial loss (net of income tax of $12 and $36 for the three and nine months ended September 30, 2012, respectively)	20	—	60	—
Actuarial pension loss (net of income tax of $6 for the nine months ended September 30, 2011)	—	—	—	(10)
Other comprehensive income (loss), net of tax	446	(952)	897	472
Comprehensive income	$44,823	$41,350	$97,133	$86,082

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED, IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	September 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$115,064	$107,057
Receivables (net of allowance for doubtful accounts of $10,885 and $9,979, respectively)	66,196	53,012
Investments, employee benefit plans, at fair value	3,668	12,094
Other current assets	29,749	22,633
Total current assets	214,677	194,796
Property and equipment, at cost, net	52,822	51,992
Goodwill	66,006	66,005
Franchise rights and other identifiable intangibles, net	14,554	17,255
Receivable – marketing and reservation fees	46,249	54,014
Investments, employee benefit plans, at fair value	12,530	11,678
Deferred income taxes	22,962	22,665
Other assets	53,271	29,284
Total assets	$483,071	$447,689
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$44,245	$38,389
Accrued expenses	43,539	53,851
Deferred revenue	76,949	68,825
Deferred compensation and retirement plan obligations	17,870	18,935
Current portion of long-term debt	10,065	673
Deferred income taxes	2,820	2,784
Income taxes payable	11,686	1,108
Total current liabilities	207,174	184,565
Long-term debt	808,911	252,032
Deferred compensation and retirement plan obligations	19,992	20,593
Other liabilities	16,391	16,060
Total liabilities	1,052,468	473,250
Commitments and Contingencies
SHAREHOLDERS’ DEFICIT
Common stock, $0.01 par value, 160,000,000 shares authorized; 95,345,362 shares issued at September 30, 2012 and December 31, 2011 and 58,053,476 and 58,277,646 shares outstanding at September 30, 2012 and December 31, 2011, respectively	581	583
Additional paid-in capital	107,939	102,665
Accumulated other comprehensive loss	(5,904)	(6,801)
Treasury stock (37,291,886 and 37,067,716 shares at September 30, 2012 and December 31, 2011, respectively), at cost	(930,487)	(916,955)
Retained earnings	258,474	794,947
Total shareholders’ deficit	(569,397)	(25,561)
Total liabilities and shareholders’ deficit	$483,071	$447,689
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, IN THOUSANDS)

	Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$96,236	$85,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,989	5,976
Provision for bad debts, net	1,802	845
Non-cash stock compensation and other charges	7,306	10,262
Non-cash interest and other (income) loss	(633)	3,079
Loss on extinguishment of debt	526	—
Dividends received from equity method investments	855	316
Equity in net (income) loss of affiliates	12	(262)
Changes in assets and liabilities:
Receivables	(17,405)	(15,494)
Receivable – marketing and reservation fees, net	20,811	(1,474)
Accounts payable	5,980	4,468
Accrued expenses	(10,309)	(10,584)
Income taxes payable/receivable	12,786	14,354
Deferred income taxes	(1,627)	2,839
Deferred revenue	8,018	9,375
Other assets	(7,458)	(556)
Other liabilities	(1,613)	(2,861)
Net cash provided by operating activities	121,276	105,893
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(12,525)	(8,129)
Equity method investments	(9,454)	(3,600)
Issuance of notes receivable	(7,305)	(4,320)
Collections of notes receivable	326	15
Purchases of investments, employee benefit plans	(1,191)	(1,051)
Proceeds from sales of investments, employee benefit plans	10,909	566
Other items, net	(322)	(312)
Net cash used in investing activities	(19,562)	(16,831)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) pursuant to revolving credit facilities	16,725	(200)
Proceeds from issuance of long-term debt	543,500	75
Repayments of long-term debt	(502)	(74)
Purchase of treasury stock	(22,227)	(24,796)
Dividends paid	(632,751)	(32,923)
Excess tax benefits from stock-based compensation	793	1,108
Debt issuance costs	(4,753)	(2,356)
Proceeds from exercise of stock options	4,695	3,726
Net cash used by financing activities	(94,520)	(55,440)
Net change in cash and cash equivalents	7,194	33,622
Effect of foreign exchange rate changes on cash and cash equivalents	813	(147)
Cash and cash equivalents at beginning of period	107,057	91,259
Cash and cash equivalents at end of period	$115,064	$124,734
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Income taxes, net of refunds	$25,700	$17,222
Interest	$15,666	$15,098
Non-cash investing and financing activities:
Declaration of dividends	$632,710	$32,846
Capital lease obligation	$—	$1,053
Issuance of restricted shares of common stock	$9,517	$9,604
Issuance of treasury stock to employee stock purchase plan	$—	$550
Debt issuance costs	$6,500	$—
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. As of September 30, 2012 and December 31, 2011, $2.6 million and $4.4 million respectively, of book overdrafts representing outstanding checks in excess of funds on deposit are included in accounts payable in the accompanying consolidated balance sheets.
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
The Company adopted ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” ("ASU No. 2012-02") in the third quarter of 2012. The guidance, which was issued in July 2012, amends the indefinite-lived intangible asset impairment guidance by providing an option for companies to use a qualitative approach to test indefinite-lived intangible assets for impairment if certain conditions are met. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption is permitted). The Company performs its annual indefinite-lived intangible asset impairment tests in the fourth quarter and does not expect the adoption of this ASU to significantly impact its consolidated financial statements.

2.	Other Current Assets
Other current assets consist of the following:

	September 30, 2012	December 31, 2011
	(In thousands)
Land held for sale	$10,203	$10,141
Prepaid expenses	10,191	8,202
Notes receivable (See Note 3)	6,527	3,104
Other current assets	2,828	1,186
Total	$29,749	$22,633
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

The following table shows the composition of our notes receivable balances:

	September 30, 2012			December 31, 2011
	($ in thousands)			($ in thousands)
Credit Quality Indicator	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Total	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Total
Senior	$—	$11,191	$11,191	$—	$7,900	$7,900
Subordinated	—	14,984	14,984	—	13,992	13,992
Unsecured	8,561	631	9,192	7,948	—	7,948
Total notes receivable	8,561	26,806	35,367	7,948	21,892	29,840
Allowance for losses on non-impaired loans	856	309	1,165	795	225	1,020
Allowance for losses on receivables specifically evaluated for impairment	—	8,289	8,289	—	8,208	8,208
Total loan reserves	856	8,598	9,454	795	8,433	9,228
Net carrying value	$7,705	$18,208	$25,913	$7,153	$13,459	$20,612
Current portion, net	$150	$6,377	$6,527	$102	$3,002	$3,104
Long-term portion, net	7,555	11,831	19,386	7,051	10,457	17,508
Total	$7,705	$18,208	$25,913	$7,153	$13,459	$20,612

The Company classifies notes receivable due within one year as other current assets and notes receivable with a maturity greater than one year as other assets in the Company’s consolidated balance sheets.
The following table summarizes the activity related to the Company’s Forgivable Notes Receivable and Mezzanine and Other Notes Receivable allowance for losses from December 31, 2011 through September 30, 2012:

	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable
	(In thousands)
Balance, December 31, 2011	$795	$8,433
Provisions	292	262
Recoveries	(33)	(97)
Write-offs	(214)	—
Other(1)	16	—
Balance, September 30, 2012	$856	$8,598

(1) Consists of default rate assumption changes
Forgivable Notes Receivable
As of September 30, 2012 and December 31, 2011, the unamortized balance of the Company's forgivable notes receivable totaled $8.6 million and $7.9 million, respectively. The Company recorded an allowance for credit losses on these forgivable notes receivable of $0.9 million and $0.8 million at September 30, 2012 and December 31, 2011, respectively. At September 30, 2012 and December 31, 2011, the Company did not have any forgivable unsecured notes that were past due. Amortization expense included in the accompanying consolidated statements of income related to the notes was $0.7 million and $2.0 million for the three and nine months ended September 30, 2012, respectively. Amortization expense for the three and nine months ended September 30, 2011 was $0.6 million and $1.7 million, respectively.

Mezzanine and Other Notes Receivable
The Company has determined that approximately $12.7 million and $11.2 million of its mezzanine and other notes receivable were impaired at September 30, 2012 and December 31, 2011, respectively. The Company has recorded allowance for credit losses on these impaired loans at September 30, 2012 and December 31, 2011 totaling $8.3 million and $8.2 million resulting in a carrying value of impaired loans of $4.4 million and $3.0 million, respectively for which we had no related allowance for credit losses. The Company recognized approximately $38 thousand and $100 thousand of interest income on impaired loans during the three and nine months ended September 30, 2012, respectively, on the cash basis. The Company did not recognize any interest on an accrual or cash basis on its impaired loans during the three and nine months ended September 30, 2011. The Company had provided loan reserves on non-impaired loans totaling $0.3 million and $0.2 million at September 30, 2012 and December 31, 2011, respectively.
Past due balances of mezzanine and other notes receivable by credit quality indicators are as follows:

	30-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Receivables
	($ in thousands)
As of September 30, 2012
Senior	$—	$—	$—	$11,191	$11,191
Subordinated	—	9,629	9,629	5,355	14,984
Unsecured	—	$47	$47	$584	$631
	$—	$9,676	$9,676	$17,130	$26,806
As of December 31, 2011
Senior	$—	$—	$—	$7,900	$7,900
Subordinated	—	9,773	9,773	4,219	13,992
	$—	$9,773	$9,773	$12,119	$21,892

Loans Acquired with Deteriorated Credit Quality
On December 2, 2011, the Company acquired an $11.5 million mortgage, held on a franchisee hotel asset, from a financial institution for $7.9 million. At both September 30, 2012 and December 31, 2011, the carrying amount of this loan, which is reported under senior mezzanine and other notes receivables, was $7.9 million and there was no allowance for uncollectable amounts. The Company's accretable yield at acquisition was $1.8 million or 7.36% and a reconciliation of the accretable yield for the nine months ended September 30, 2012 is as follows:

Accretable Yield ($ in thousands)
Balance, December 31, 2011	$1,793
Additions	—
Accretion	(388)
Disposals	—
Reclassifications from nonaccretable yield	—
Balance, September 30, 2012	$1,405

4.	Receivable – Marketing and Reservation Fees
The marketing fees receivable from cumulative marketing expenses incurred in excess of cumulative marketing fees earned at September 30, 2012 and December 31, 2011 was $14.3 million and $18.5 million, respectively. As of September 30, 2012 and December 31, 2011, the reservation fees receivable related to cumulative reservation expenses incurred in excess of cumulative reservation fees earned was $31.9 million and $35.5 million, respectively. Depreciation and amortization expense attributable to marketing and reservation activities for the three months ended September 30, 2012 and 2011 was $3.7 million and $3.4 million, respectively. Depreciation and amortization expense attributable to marketing and reservation activities for the nine months ended September 30, 2012 and 2011 was $10.7 million and $10.0 million, respectively. Interest expense attributable to marketing and reservation activities was $0.9 million and $1.0 million for the three month periods ended September 30, 2012 and 2011. Interest expense attributable to marketing and reservation activities was $3.0 million for both the nine months ended September 30, 2012 and 2011, respectively.

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

5.	Other Assets
Other assets consist of the following:

	September 30, 2012	December 31, 2011
	(In thousands)
Notes receivable (see Note 3)	$19,386	$17,508
Equity method investments	12,959	4,338
Deferred financing fees	11,729	3,351
Land held for sale	1,300	1,300
Other	7,897	2,787
Total	$53,271	$29,284
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

	Fair Value Measurements Using
	($ in millions)
Description	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Land held for sale	$1.3	$—	$1.3	$—	$(1.8)

6.	Deferred Revenue
Deferred revenue consists of the following:

	September 30, 2012	December 31, 2011
	(In thousands)
Loyalty programs	$71,030	$64,636
Initial, relicensing and franchise fees	4,269	3,198
Procurement service fees	1,146	957
Other	504	34
Total	$76,949	$68,825

7.	Debt
Debt consists of the following at:

	September 30, 2012	December 31, 2011
	(In thousands)
$400 million senior unsecured notes with an effective interest rate of 5.94% at September 30, 2012	$400,000	$—
$250 million senior unsecured notes with an effective interest rate of 6.19% less discount of $0.5 million and $0.6 million at September 30, 2012 and December 31, 2011, respectively	249,491	249,444
$350 million senior secured credit facility with an effective interest rate of 2.82% at September 30, 2012	166,725	—
Capital lease obligations due 2016 with an effective interest rate of 3.18% at both September 30, 2012 and December 31, 2011, respectively	2,684	3,172
Other notes payable	76	89
Total debt	$818,976	$252,705
Less current portion	10,065	673
Total long-term debt	$808,911	$252,032
Senior Unsecured Notes Due 2022
On June 27, 2012, the Company completed a $400 million unsecured note offering ("the 2012 Senior Notes") at par, bearing a coupon of 5.75% with an effective rate of 5.94%. The 2012 Senior Notes will mature on July 1, 2022, with interest to be paid semi-annually on January 1st and July 1st. The Company used the net proceeds of this offering, after deducting underwriting discounts and commissions and other offering expenses, together with a portion of the proceeds from a new credit facility, to pay the special cash dividend totaling approximately $600.7 million paid to shareholders on August 23, 2012. The Company's 2012 Senior Notes are guaranteed jointly, severally, fully and unconditionally, subject to certain customary limitations by eight 100%-owned domestic subsidiaries.
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
Senior Unsecured Notes Due 2020
On August 25, 2010, the Company completed a $250 million senior unsecured note offering (“the 2010 Senior Notes”) at a discount of $0.6 million, bearing a coupon of 5.7% with an effective rate of 6.19%. The 2010 Senior Notes will mature on August 28, 2020, with interest to be paid semi-annually on February 28th and August 28th. The Company used the net proceeds from the offering, after deducting underwriting discounts and other offering expenses, to repay outstanding borrowings and for other general corporate purposes. The Company's 2010 Senior Notes are guaranteed jointly, severally, fully and unconditionally, subject to certain customary limitations by eight 100%-owned domestic subsidiaries.
Revolving Credit Facilities
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

The Company utilized the proceeds from the Term Loan and borrowings from the New Revolver, together with the net proceeds from the Company's recently issued senior notes offering, to pay during 2012 the special cash dividend of approximately $600.7 million in the aggregate to the Company's stockholders on August 23, 2012.

The New Credit Facility is unconditionally guaranteed, jointly and severally, by certain of the Company's domestic subsidiaries. The subsidiary guarantors currently include all subsidiaries that guarantee the obligations under the Company's Indenture governing the terms of its 2010 and 2012 Senior Notes.
The New Credit Facility is secured by first priority pledges of (i) 100% of the ownership interests in certain domestic subsidiaries owned by the Company and the guarantors, (ii) 65% of the ownership interests in (a) Choice Netherlands Antilles N.V. (“Choice NV”), the top-tier foreign holding company of Choice's foreign subsidiaries, and (b) the domestic subsidiary that owns Choice NV and (iii) all presently existing and future domestic franchise agreements (the “Franchise Agreements”) between the Company and individual franchisees, but only to the extent that the Franchise Agreements may be pledged without violating any law of the relevant jurisdiction or conflicting with any existing contractual obligation of the Company or the applicable franchisee. At the time that the maximum total leverage ratio is required to be no greater than 4.0 to 1.00 (beginning of year 4 of the New Credit Facility), the security interest in the Franchise Agreements will be released.
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
The New Credit Facility requires the Company to pay a fee on the undrawn portion of the New Revolver, calculated on the basis of the average daily unused amount of the New Revolver multiplied by 0.30% per annum.
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
The New Credit Facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the New Credit Facility to be immediately due and payable. At September 30, 2012, the Company was in compliance with all covenants under the New Credit Facility.
The Company incurred debt issuance costs in connection with the New Credit Facility totaling approximately $3.7 million, which are included in other current assets and other assets on the Company's consolidated balance sheets. These debt issuance costs are amortized, on a straight-line basis, which is not materially different than the effective interest method, through the maturity of the New Credit Facility. Amortization of these costs is included in interest expense in the consolidated statements of income.

At September 30, 2012, the Company had $150.0 million and $16.7 million outstanding under the Term Loan and New Revolver, respectively.
In connection with the entering into the New Credit Facility, the Company's $300 million senior unsecured revolving credit agreement, dated as of February 24, 2011, among the Company, Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders (the “Old Credit Facility”), was terminated and replaced by the New Credit Facility. The Old Credit Facility permitted the Company to borrow, repay and re-borrow revolving loans until the scheduled maturity date of February 24, 2016. Upon refinancing, the Company had unamortized deferred financing fees totaling $1.7 million pertaining to the Old Credit Facility. Based on an analysis of the lenders participating in both the Old and New Credit Facilities, the Company recorded a loss on extinguishment of debt of approximately $0.5 million during the three and nine months ended September 30, 2012. The remaining unamortized deferred fees related to the Old Credit Facility will be amortized, on a straight-line basis through the maturity of the New Credit Facility.
Scheduled principal maturities of debt as of September 30, 2012 were as follows:

Year Ending	Senior Notes	Capital Lease	Revolving Credit Facilities	Other Notes Payable	Total
		(In thousands)
September 30, 2013	$—	$1,024	$9,375	$21	$10,420
September 30, 2014	—	1,024	8,437	23	9,484
September 30, 2015	—	1,024	11,250	22	12,296
September 30, 2016	—	854	137,663	10	138,527
September 30, 2017	—	—	—	—	—
Thereafter	649,491	—	—	—	649,491
Total payments	649,491	3,926	166,725	76	820,218
Less: Amount representing estimated executory costs	—	(1,071)	—	—	(1,071)
Less: Amounts representing interest	—	(171)	—	—	(171)
Net principal payments	$649,491	$2,684	$166,725	$76	$818,976

Pension Plan
The Company sponsors an unfunded non-qualified defined benefit plan (“SERP”) for certain senior executives. No assets are held with respect to the SERP; therefore benefits are funded as paid to participants. For the three months ended September 30, 2012 and 2011, the Company recorded $0.2 million and $0.1 million, respectively, in expenses related to the SERP which are included in selling general and administrative ("SG&A") expense in the accompanying consolidated statements of income. The expenses related to the SERP for the nine month periods ended September 30, 2012 and 2011 were $0.5 million and $0.4 million, respectively.
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

The following table presents the components of net periodic benefit costs for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011
Components of net periodic pension cost:
Interest cost	$132	$135	$395	$406
Amortization of actuarial loss	32	—	$96	$—
Net periodic pension cost	$164	$135	$491	$406
The 2012 net periodic pension costs are expected to be approximately $0.7 million. The components of projected pension costs for the year ended December 31, 2012 are as follows:

(in thousands)
Components of net periodic pension cost:
Interest cost	$526
Amortization of actuarial loss	128
Net periodic pension cost	$654
The following is a reconciliation of the changes in the projected benefit obligation for the nine months ended September 30, 2012:

(in thousands)
Projected benefit obligation, December 31, 2011	$11,896
Interest cost	395
Benefit payments	(318)
Projected benefit obligations, September 30, 2012	$11,973
The amounts in accumulated other comprehensive income (loss) that have not yet been recognized as components of net periodic benefit costs at September 30, 2012 are as follows:

(in thousands)
Transition asset (obligation)	$—
Prior service cost	—
Accumulated loss	(2,279)
Total	$(2,279)

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
In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan (“EDCP”) which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust. Prior to January 1, 2010, participants could elect an investment return of either the annual yield of the Moody's Average Corporate Bond Rate Yield Index plus 300 basis points, or a return based on a selection of available diversified investment options. Effective January 1, 2010, the Moody's Average Corporate Bond Rate Yield Index plus 300 basis points is no longer an investment option for salary deferrals made on compensation earned after December 31, 2009. The Company recorded current and long-term deferred compensation liabilities of $14.8 million and $17.2 million, as of September 30, 2012 and December 31, 2011, respectively, related to these deferrals and credited investment returns. Compensation expense is recorded in SG&A expense on the Company's consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. Compensation expense recorded in SG&A for the three months ended September 30, 2012 and 2011 was $0.2 million and $17 thousand, respectively. Compensation expense recorded in SG&A for the nine months ended September 30, 2012 and 2011 was $0.7 million and $0.5 million, respectively.
The Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that partially offset the earnings credited to the participants. The diversified investments held in the trusts totaled $6.1 million and $14.2 million as of September 30, 2012 and December 31, 2011, respectively, and are recorded at their fair value, based on quoted market prices. At September 30, 2012, the Company expects $3.7 million of the assets held in the trusts to be distributed to participants during the next twelve months. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment gains (losses) during the three months ended September 30, 2012 and 2011 of approximately $0.1 million and ($1.4 million), respectively. The Company recorded investment gains (losses) during the nine months ended September 30, 2012 and 2011 of approximately $1.2 million and ($0.9 million), respectively. In addition, the EDCP Plan held shares of the Company's common stock at a market value of $0.1 million at September 30, 2012 which were recorded as a component of shareholders' deficit.
In 1997, the Company adopted the Choice Hotels International, Inc. Non-Qualified Retirement Savings and Investment Plan (“Non-Qualified Plan”). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. As of September 30, 2012 and December 31, 2011, the Company had recorded a deferred compensation liability of $11.1 million and $10.4 million, respectively, related to these deferrals. Compensation expense is recorded in SG&A expense on the Company's consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. The net increase (decrease) in compensation expense recorded in SG&A for the three months ended September 30, 2012 and 2011 was $0.2 million and ($1.3 million), respectively. The net increase (decrease) in compensation expense recorded in SG&A during the nine months ended September 30, 2012 and 2011 was $0.8 million and ($1.1 million), respectively.
The diversified investments held in the trusts were $10.1 million and $9.5 million as of September 30, 2012 and December 31, 2011, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment gains (losses) during the three months ended September 30, 2012 and 2011 of approximately $0.4 million and ($1.2 million), respectively. The Company recorded investment gains (losses) during the nine months ended September 30, 2012 and 2011 of approximately $1.0 million and ($0.9 million), respectively. In addition, the Non-Qualified Plan held shares of the Company's common stock with a market value of $1.0 million and $0.9 million at September 30, 2012 and December 31, 2011, respectively, which are recorded as a component of shareholders' deficit.

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

As of September 30, 2012 and December 31, 2011, the Company had the following assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets (in thousands)
As of September 30, 2012
Money market funds, included in cash and cash equivalents	$20,001	$—	$20,001	$—
Mutual funds(1)	11,737	11,737	—	—
Money market funds(1)	4,461	—	4,461	—
	$36,199	$11,737	$24,462	$—
As of December 31, 2011
Money market funds, included in cash and cash equivalents	$20,001	$—	$20,001	$—
Mutual funds(1)	21,534	21,534	—	—
Money market funds(1)	2,238	—	2,238	—
	$43,773	$21,534	$22,239	$—
________________________

(1)	Included in Investments, employee benefit plans fair value on the consolidated balance sheets.
During the nine months ended September 30, 2012, the Company sold approximately $11.8 million of mutual funds (Level 1 assets) held in the employee benefit plan trusts. Approximately $8.4 million of these assets were distributed from the irrevocable trust with the remaining $3.4 million transferred to money market funds (Level 2 assets). There were no transfers between Level 1 and 2 assets during the three months ended September 30, 2012. The Company's policy is to recognize transfers in and transfers out of the three levels of the fair value hierarchy as of the end of each quarterly reporting period.
Other Financial Instruments
The Company believes that the fair value of its current assets and current liabilities approximate their reported carrying amounts due to the short-term nature of these items. In addition, the interest rates of the Company's New Credit Facility adjust frequently based on current market rates; accordingly its carrying amount approximates fair value.
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
The Company estimates the fair value of the Company's $250 million and $400 million senior notes using quoted market prices, which are directly observable Level 1 inputs. At September 30, 2012 and December 31, 2011, the $250 million senior notes had an approximate fair value of $270.6 million and $267.7 million, respectively. At September 30, 2012, the $400 million senior notes, which were entered into in 2012, had an approximate fair value of $436.0 million.

Fair values estimated are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment.  Settlement of such fair value amounts may not be possible and may not be a prudent management decision.

11.	Income Taxes
The effective income tax rates were 20.3% and 25.7% for the three months ended September 30, 2012 and 2011, respectively.
The effective income tax rates were 28.1% and 29.2% for the nine months ended September 30, 2012 and September 30, 2011, respectively. The effective income tax rate for the three and nine months ended September 30, 2012 were lower than the U.S federal income tax rate of 35% due to the impact of foreign operations, partially offset by state taxes. Additionally, the effective income tax rates also reflect a nonrecurring favorable adjustment of $4.5 million related to foreign operations. The effective income tax rates for the three and nine months ended September 30, 2011 were lower than the U.S. federal statutory rate of 35% due to the identification of $2.1 million of additional federal tax benefits, and a nonrecurring favorable adjustment of $1.9 million for unrecognized tax positions. Additionally, an adjustment to our current federal taxes payable of $1.4 million reduced the effective tax rate for the nine months ended September 30, 2011.
The Company's U.S. federal income tax returns for tax years 2007, 2009 and 2010 are currently under examination by the Internal Revenue Service. As of September 30, 2011, the Company has not been advised of any material adjustments.

12.	Share-Based Compensation and Capital Stock
Dividends
The Company currently maintains a quarterly dividend on its common shares outstanding, however, the declaration of future dividends are subject to discretion our board of directors. During the nine months ended September 30, 2012 and 2011, the Company paid dividends at a quarterly rate of $0.185 per share totaling approximately $32.1 million and $32.9 million, respectively.
On July 26, 2012, the Company's board of directors declared a special cash dividend to common shareholders in the amount of $10.41 per share or approximately $600.7 million ("Special Cash Dividend") which was paid on August 23, 2012.
On September 14, 2012, the Company's board of director declared a quarterly cash dividend of $0.185 per share (or approximately $10.7 million in the aggregate), which was paid on October 12, 2012 to shareholders of record as of October 2, 2012.

Stock Options
No stock options were granted during the three month periods ended September 30, 2012 and 2011. The Company granted 0.2 million and 0.2 million options to certain employees of the Company at a fair value of $1.6 million and $2.1 million for the nine months ended September 30, 2012 and 2011, respectively. The stock options granted by the Company had an exercise price equal to the market price of the Company's common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

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
The aggregate intrinsic value of the stock options outstanding and exercisable at September 30, 2012 was $14.3 million and $10.6 million, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2012 and 2011 was approximately $0.5 million and $0.2 million, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2012 and 2011 was $1.0 million and $2.5 million, respectively.

The Company received approximately $4.3 million and $0.6 million in proceeds from the exercise of 109,996 and 26,614 employee stock options during the three month periods ended September 30, 2012 and 2011, respectively. The Company received $4.7 million and $3.7 million in proceeds from the exercise of 135,200 and 164,150 of employee stock options during the nine month periods ended September 30, 2012 and 2011, respectively.

Special Dividend Adjustment
The Company's long-term incentive plans ("the Plans") contain provisions which require the automatic adjustment of outstanding share-based awards in the event that the Company makes any changes to its capital structure, such as special dividends, stock splits or spin-offs, if such changes result in the dilution or enlargement of the benefits or potential benefits intended upon the grant of the award. The Company's board of directors concluded that the Special Cash Dividend paid on August 23, 2012 would result in the dilution of the value of the Company's outstanding stock options. Therefore, in accordance with the anti-dilution provision of the Plans, the Company's outstanding stock options were adjusted to maintain their pre-dividend value. The Company elected to maintain the pre-dividend value of the outstanding options by adjusting both the exercise price and the number of stock options outstanding as of the ex-dividend date of the Special Dividend so that the aggregate difference between the market price and exercise price multiplied by the number of shares issuable upon exercise was substantially the same immediately before and after the payment of the Special Cash Dividend. As a result of this adjustment, an additional 0.5 million stock options were awarded during the nine months ended September 30, 2012 and the exercise price of the outstanding options were reduced by approximately 24%. This adjustment did not result in additional stock-based compensation expense as the fair value of the options immediately before and after the payment of the Special Cash Dividend were substantially equal.
Restricted Stock
The following table is a summary of activity related to restricted stock grants:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Restricted share grants	7,672	45,674	266,159	247,298
Weighted average grant date fair value per share	$32.59	$30.27	$35.76	$38.84
Aggregate grant date fair value ($000)	$250	$1,383	$9,517	$9,604
Restricted shares forfeited	13,619	5,884	23,921	33,252
Vesting service period of shares granted	36 months	36 months	12 - 68 months	12 - 48 months
Grant date fair value of shares vested ($000)	$75	$298	$6,693	$6,655
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
Performance Vested Restricted Stock Units
The Company has granted performance vested restricted stock units (“PVRSU”) to certain employees. The fair value is measured by the market price of the Company's common stock on the date of the grant. The vesting of these stock awards is contingent upon the Company achieving performance targets at the end of specified performance periods and the employees' continued employment. The performance conditions affect the number of shares that will ultimately vest. The range of possible stock-based award vesting is generally between 0% and 200% of the initial target. If minimum performance targets are not attained then no awards will vest under the terms of the various PVRSU agreements. Compensation expense related to these awards is recognized over the requisite service period based on the Company's estimate of the achievement of the various performance targets. The Company has currently estimated that between 100% and 160% of the various award targets will be achieved. Compensation expense is recognized ratably over the requisite service period only on those PVRSUs that ultimately vest.

The following table is a summary of activity related to PVRSU grants:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Performance vested restricted stock units granted at target	6,137	—	100,046	25,036
Weighted average grant date fair value per share	$32.59	$—	$35.68	$41.25
Aggregate grant date fair value ($000)	$200	$—	$3,570	$1,033
Stock units forfeited	—	—	57,176	41,512
Requisite service period	41 months	—	36-60 months	36 months
During the three and nine months ended September 30, 2012 and 2011, no PVRSU grants vested. During the nine months ended September 30, 2012, PVRSU grants totaling 57,176 units were terminated in accordance with an amended and restated employment agreement. During the nine months ended September 30, 2011, PVRSU grants totaling 39,070 units were forfeited since the Company did not achieve the minimum performance conditions contained in the stock awards. The remaining 2,442 units were forfeited upon employee termination.
A summary of stock-based award activity as of September 30, 2012 and changes during the nine months ended are presented below:

	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price(1)	Weighted Average Remaining Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012	1,573,726	$33.30		565,627	$34.43	109,769	$35.57
Granted	160,408	35.60		266,159	35.76	100,046	35.68
Special Dividend Adjustment	497,497	25.31		—	—	—	—
Exercised/Vested	(135,200)	34.73		(198,290)	33.75	—	—
Forfeited/Expired	(30,843)	36.97		(23,921)	36.10	(57,176)	34.98
Outstanding at September 30, 2012	2,065,588	$25.31	4.1 years	609,575	$35.17	152,639	$35.86
Options exercisable at September 30, 2012	1,434,178	$24.94	3.3 years
_________________________________
(1)The weighted average exercise price for options outstanding and exercisable reflect the reduction of the option price for outstanding options as described under "Special Dividend Adjustment". The weighted average exercise price for options granted, exercised or forfeited reflects the option price in effect at the time of the transaction.
The components of the Company’s pretax stock-based compensation expense and associated income tax benefits are as follows for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2012	2011	2012	2011
Stock options	$0.5	$0.7	$1.6	$2.0
Restricted stock	1.8	1.9	5.7	5.6
Performance vested restricted stock units	0.8	0.1	1.3	0.4
Total	$3.1	$2.7	$8.6	$8.0
Income tax benefits	$1.1	$1.0	$3.2	$3.0

Share Repurchases and Redemptions
No shares of common stock were purchased by the Company under the share repurchase program during the three months ended September 30, 2012. During the nine months ended September 30, 2012, the Company purchased 0.5 million shares of common stock under the share repurchase program at a total cost of $19.9 million, respectively. During the three and nine months ended September 30, 2011, the Company purchased 0.7 million shares of common stock under the share repurchase program at a total cost of $22.2 million.
During the three and nine months ended September 30, 2012, the Company redeemed 1,525 and 64,037 shares of common stock at a total cost of approximately $0.1 million and $2.3 million from employees to satisfy statutory minimum tax requirements from the vesting of restricted stock grants. During the three and nine months ended September 30, 2011, the Company redeemed 3,309 and 67,336 shares of common stock at a total cost of approximately $0.1 million and $2.6 million from employees to satisfy statutory minimum tax requirements from the vesting of restricted stock grants.
These redemptions were outside the share repurchase program initiated in June 1998.

13.	Earnings Per Share
The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
Computation of Basic Earnings Per Share:
Net income	$44,377	$42,302	$96,236	$85,610
Income allocated to participating securities	(470)	(417)	(1,016)	(848)
Net income available to common shareholders	$43,907	$41,885	$95,220	$84,762
Weighted average common shares outstanding – basic	57,388	59,182	57,455	59,169
Basic earnings per share	$0.77	$0.71	$1.66	$1.43
Computation of Diluted Earnings Per Share:
Net income	$44,377	$42,302	$96,236	$85,610
Income allocated to participating securities	(493)	(417)	(1,032)	(848)
Net income available to common shareholders	$43,884	$41,885	$95,204	$84,762
Weighted average common shares outstanding – basic	57,388	59,182	57,455	59,169
Diluted effect of stock options and PVRSUs	225	36	157	44
Weighted average shares outstanding-diluted	57,613	59,218	57,612	59,213
Diluted earnings per share	$0.76	$0.71	$1.65	$1.43

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
At September 30, 2012 and 2011, the Company had 2.1 million and 1.6 million outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the period, unless the stock options would be anti-dilutive. For both the three and nine month periods ended September 30, 2012, the Company excluded 0.3 million of anti-dilutive stock options from the diluted earnings per share calculation. For the three and nine month periods ended September 30, 2011, the Company excluded 1.1 million and 0.7 million of anti-dilutive stock options from the diluted earnings per share calculation, respectively.
PVRSUs are also included in the diluted earnings per share calculation assuming the performance conditions have been met at the reporting date. However, at September 30, 2012 and 2011, PVRSUs totaling 152,639 and 111,436, respectively were excluded from the computation since the performance conditions had not been met.

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

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Three Months Ended September 30, 2012
(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$74,186	$16,347	$22,925	$(32,613)	$80,845
Initial franchise and relicensing fees	2,996	—	251	—	3,247
Procurement services	3,489	—	350	—	3,839
Marketing and reservation	109,793	90,986	4,783	(86,500)	119,062
Other items, net	1,991	1,238	191	—	3,420
Total revenues	192,455	108,571	28,500	(119,113)	210,413
OPERATING EXPENSES:
Selling, general and administrative	39,781	19,525	(3,523)	(32,613)	23,170
Marketing and reservation	111,831	89,498	4,233	(86,500)	119,062
Other items, net	706	2,018	204	—	2,928
Total operating expenses	152,318	111,041	914	(119,113)	145,160
Operating income (loss)	40,137	(2,470)	27,586	—	65,253
OTHER INCOME AND EXPENSES, NET:
Interest expense	11,005	(839)	—	—	10,166
Equity in earnings of consolidated subsidiaries	(27,029)	—	—	27,029	—
Other items, net	215	(511)	(285)	—	(581)
Total other income and expenses, net	(15,809)	(1,350)	(285)	27,029	9,585
Income (loss) before income taxes	55,946	(1,120)	27,871	(27,029)	55,668
Income taxes	11,569	(647)	369	—	11,291
Net income (loss)	$44,377	$(473)	$27,502	$(27,029)	$44,377

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Three Months Ended September 30, 2011
(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$69,968	$20,112	$8,481	$(21,471)	$77,090
Initial franchise and relicensing fees	3,363	—	220	—	3,583
Procurement services	3,984	—	119	—	4,103
Marketing and reservation	91,827	89,219	4,803	(81,456)	104,393
Other items, net	1,652	1,236	264	—	3,152
Total revenues	170,794	110,567	13,887	(102,927)	192,321
OPERATING EXPENSES:
Selling, general and administrative	20,510	19,019	4,497	(21,471)	22,555
Marketing and reservation	94,644	86,779	4,426	(81,456)	104,393
Other items, net	703	2,044	226	—	2,973
Total operating expenses	115,857	107,842	9,149	(102,927)	129,921
Operating income (loss)	54,937	2,725	4,738	—	62,400
OTHER INCOME AND EXPENSES, NET:
Interest expense	4,209	(984)	3	—	3,228
Equity in earnings of consolidated subsidiaries	(5,186)	—	—	5,186	—
Other items, net	(153)	2,646	(287)	—	2,206
Total other income and expenses, net	(1,130)	1,662	(284)	5,186	5,434
Income (loss) before income taxes	56,067	1,063	5,022	(5,186)	56,966
Income taxes	13,765	533	366	—	14,664
Net income (loss)	$42,302	$530	$4,656	$(5,186)	$42,302

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2012
(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$175,862	$68,622	$39,781	$(89,503)	$194,762
Initial franchise and relicensing fees	8,459	—	494	—	8,953
Procurement services	13,349	—	641	—	13,990
Marketing and reservation	252,951	248,011	13,892	(230,230)	284,624
Other items, net	6,958	3,440	476	—	10,874
Total revenues	457,579	320,073	55,284	(319,733)	513,203
OPERATING EXPENSES:
Selling, general and administrative	92,804	63,544	5,228	(89,503)	72,073
Marketing and reservation	256,936	244,861	13,057	(230,230)	284,624
Other items, net	2,117	5,856	625	—	8,598
Total operating expenses	351,857	314,261	18,910	(319,733)	365,295
Operating income (loss)	105,722	5,812	36,374	—	147,908
OTHER INCOME AND EXPENSES, NET:
Interest expense	19,731	(2,914)	6	—	16,823
Equity in earnings of consolidated subsidiaries	(42,075)	—	—	42,075	—
Other items, net	(274)	(2,137)	(344)	—	(2,755)
Total other income and expenses, net	(22,618)	(5,051)	(338)	42,075	14,068
Income (loss) before income taxes	128,340	10,863	36,712	(42,075)	133,840
Income taxes	32,104	4,663	837	—	37,604
Net income (loss)	$96,236	$6,200	$35,875	$(42,075)	$96,236

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2011
(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$163,639	$73,930	$23,227	$(78,292)	$182,504
Initial franchise and relicensing fees	8,550	—	533	—	9,083
Procurement services	13,706	—	331	—	14,037
Marketing and reservation	220,512	245,302	13,292	(220,914)	258,192
Other items, net	4,692	3,173	1,222	—	9,087
Total revenues	411,099	322,405	38,605	(299,206)	472,903
OPERATING EXPENSES:
Selling, general and administrative	72,589	65,805	12,839	(78,292)	72,941
Marketing and reservation	228,660	237,509	12,937	(220,914)	258,192
Other items, net	2,117	5,787	665	—	8,569
Total operating expenses	303,366	309,101	26,441	(299,206)	339,702
Operating income (loss)	107,733	13,304	12,164	—	133,201
OTHER INCOME AND EXPENSES, NET:
Interest expense	12,612	(2,900)	7	—	9,719
Equity earnings of consolidated subsidiaries	(19,056)	—	—	19,056	—
Other items, net	(558)	1,884	1,153	—	2,479
Total other income and expenses, net	(7,002)	(1,016)	1,160	19,056	12,198
Income (loss) before income taxes	114,735	14,320	11,004	(19,056)	121,003
Income taxes	29,125	5,826	442	—	35,393
Net income (loss)	$85,610	$8,494	$10,562	$(19,056)	$85,610

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended September 30, 2012
(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net income (loss)	$44,377	$(473)	$27,502	$(27,029)	$44,377
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	215	—	—	—	215
Foreign currency translation adjustment, net	1	1	207	2	211
Amortization of pension related costs, net of tax:
Actuarial loss	—	20	—	—	20
Other comprehensive income, net of tax	216	21	207	2	446
Comprehensive income (loss)	$44,593	$(452)	$27,709	$(27,027)	$44,823

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended September 30, 2011
(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net income (loss)	$42,302	$530	$4,656	$(5,186)	$42,302
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	215	—	—	—	215
Foreign currency translation adjustment, net	(15)	(93)	(1,078)	19	(1,167)
Other comprehensive income (loss), net of tax	200	(93)	(1,078)	19	(952)
Comprehensive income (loss)	$42,502	$437	$3,578	$(5,167)	$41,350

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Nine Months Ended September 30, 2012
(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net income (loss)	$96,236	$6,200	$35,875	$(42,075)	$96,236
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	646	—	—	—	646
Foreign currency translation adjustment, net	15	5	181	(10)	191
Amortization of pension related costs, net of tax:
Actuarial loss	—	60	—	—	60
Other comprehensive income (loss), net of tax	661	65	181	(10)	897
Comprehensive income (loss)	$96,897	$6,265	$36,056	$(42,085)	$97,133

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Nine Months Ended September 30, 2011
(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net income (loss)	$85,610	$8,494	$10,562	$(19,056)	$85,610
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	646	—	—	—	646
Foreign currency translation adjustment, net	52	(76)	17	(157)	(164)
Actuarial pension loss, net of tax	—	(10)	—	—	(10)
Other comprehensive income (loss), net of tax	698	(86)	17	(157)	472
Comprehensive income (loss)	$86,308	$8,408	$10,579	$(19,213)	$86,082

Choice Hotels International, Inc.
Condensed Consolidating Balance Sheet
As of September 30, 2012
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$4,240	$275	$110,549	$—	$115,064
Receivables, net	58,517	1,951	5,728	—	66,196
Other current assets	15,785	19,580	5,224	(7,172)	33,417
Total current assets	78,542	21,806	121,501	(7,172)	214,677
Property and equipment, at cost, net	12,336	39,398	1,088	—	52,822
Goodwill	60,620	5,193	193	—	66,006
Franchise rights and other identifiable intangibles, net	9,266	2,870	2,418	—	14,554
Receivable – marketing and reservation fees	46,249	—	—	—	46,249
Investments, employee benefit plans, at fair value	—	12,530	—	—	12,530
Investment in and advances to affiliates	326,926	237,234	14,044	(578,204)	0
Deferred income taxes	—	29,132	318	(6,488)	22,962
Other assets	23,559	13,257	16,455	—	53,271
Total assets	$557,498	$361,420	$156,017	$(591,864)	$483,071
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$9,851	$30,019	$4,375	$—	$44,245
Accrued expenses	19,555	21,892	2,092	—	43,539
Deferred revenue	21,455	54,643	851	—	76,949
Current portion of long-term debt	9,375	670	20	—	10,065
Deferred compensation & retirement plan obligations	—	17,870	—	—	17,870
Other current liabilities	6,813	14,720	145	(7,172)	14,506
Total current liabilities	67,049	139,814	7,483	(7,172)	207,174
Long-term debt	806,841	2,015	55	—	808,911
Deferred compensation & retirement plan obligations	—	19,984	8	—	19,992
Advances from affiliates	238,210	2,725	5,009	(245,944)	—
Other liabilities	14,795	7,821	263	(6,488)	16,391
Total liabilities	1,126,895	172,359	12,818	(259,604)	1,052,468
Total shareholders’ (deficit) equity	(569,397)	189,061	143,199	(332,260)	(569,397)
Total liabilities and shareholders’ deficit	$557,498	$361,420	$156,017	$(591,864)	$483,071

Choice Hotels International, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2011
(In Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$23,370	$432	$83,255	$—	$107,057
Receivables, net	44,620	2,407	5,985	—	53,012
Other current assets	12,190	25,997	5,226	(8,686)	34,727
Total current assets	80,180	28,836	94,466	(8,686)	194,796
Property and equipment, at cost, net	9,013	41,755	1,224	—	51,992
Goodwill	60,620	5,193	192	—	66,005
Franchise rights and other identifiable intangibles, net	11,061	3,334	2,860	—	17,255
Receivable, marketing and reservation fees	54,014	—	—	—	54,014
Investments, employee benefit plans, at fair value	—	11,678	—	—	11,678
Investment in and advances to affiliates	285,996	235,571	8,323	(529,890)	—
Deferred income taxes	—	29,050	313	(6,698)	22,665
Other assets	13,808	7,538	7,938	—	29,284
Total assets	$514,692	$362,955	$115,316	$(545,274)	$447,689
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$5,324	$28,831	$4,234	$—	$38,389
Accrued expenses	18,288	33,584	1,979	—	53,851
Deferred revenue	13,584	54,582	659	—	68,825
Current portion of long-term debt	—	654	19	—	673
Deferred compensation and retirement plan obligations	—	18,935	—	—	18,935
Other current liabilities	—	11,404	1,174	(8,686)	3,892
Total current liabilities	37,196	147,990	8,065	(8,686)	184,565
Long-term debt	249,443	2,519	70	—	252,032
Deferred compensation & retirement plan obligations	—	20,587	6	—	20,593
Advances from affiliates	239,903	468	9,853	(250,224)	—
Other liabilities	13,711	9,027	20	(6,698)	16,060
Total liabilities	540,253	180,591	18,014	(265,608)	473,250
Total shareholders’ (deficit) equity	(25,561)	182,364	97,302	(279,666)	(25,561)
Total liabilities and shareholders' deficit	$514,692	$362,955	$115,316	$(545,274)	$447,689

Choice Hotels International, Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2012
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided (used) by operating activities	$87,073	$(1,928)	$36,131	$—	$121,276

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(7,126)	(5,217)	(182)	—	(12,525)
Equity method investments	—	—	(9,454)	—	(9,454)
Issuance of notes receivable	(4,237)	(3,068)	—	—	(7,305)
Collections of notes receivable	110	216	—	—	326
Purchases of investments, employee benefit plans	—	(1,191)	—	—	(1,191)
Proceeds from sales of investments, employee benefit plans	—	10,909	—	—	10,909
Other items, net	(322)	—	—	—	(322)

Net cash provided (used) by investing activities	(11,575)	1,649	(9,636)	—	(19,562)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings pursuant to revolving credit facilities	16,725	—	—	—	16,725
Proceeds from issuance of long-term debt	543,500	—	—	—	543,500
Repayments of long-term debt	—	(488)	(14)	—	(502)
Purchase of treasury stock	(22,227)	—	—	—	(22,227)
Dividends paid	(632,751)	—	—	—	(632,751)
Excess tax benefits from stock-based compensation	183	610	—	—	793
Debt issuance costs	(4,753)	—	—	—	(4,753)
Proceeds from exercise of stock options	4,695	—	—	—	4,695
Net cash provided (used) by financing activities	(94,628)	122	(14)	—	(94,520)
Net change in cash and cash equivalents	(19,130)	(157)	26,481	—	7,194
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	813	—	813
Cash and cash equivalents at beginning of period	23,370	432	83,255	—	107,057

Cash and cash equivalents at end of period	$4,240	$275	$110,549	$—	$115,064

Choice Hotels International, Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2011
(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided (used) by operating activities	$96,333	$(10,502)	$20,062	$—	$105,893

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(2,460)	(5,395)	(274)	—	(8,129)
Equity method investments	—	—	(3,600)	—	(3,600)
Issuance of notes receivable	(1,404)	(2,916)	—	—	(4,320)
Collections of notes receivable	—	15	—	—	15
Purchases of investments, employee benefit plans	—	(1,051)	—	—	(1,051)
Proceeds from sales of investments, employee benefit plans	—	566	—	—	566
Other items, net	(289)	(5)	(18)	—	(312)

Net cash used in investing activities	(4,153)	(8,786)	(3,892)	—	(16,831)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments pursuant to revolving credit facility	(200)	—	—	—	(200)
Proceeds from issuance of long-term debt	—	—	75	—	75
Repayments of long-term debt	—	(55)	(19)	—	(74)
Purchase of treasury stock	(24,796)	—	—	—	(24,796)
Dividends paid	(32,923)	—	—	—	(32,923)
Excess tax benefits from stock-based compensation	38	1,070	—	—	1,108
Debt issuance costs	(2,356)	—	—	—	(2,356)
Proceeds from exercise of stock options	3,726	—	—	—	3,726

Net cash provided (used) by financing activities	(56,511)	1,015	56	—	(55,440)
Net change in cash and cash equivalents	35,669	(18,273)	16,226	—	33,622
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(147)	—	(147)
Cash and cash equivalents at beginning of period	4,849	18,659	67,751	—	91,259
Cash and cash equivalents at end of period	$40,518	$386	$83,830	$—	$124,734

15.	Reportable Segment Information
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
The following table presents the financial information for the Company's franchising segment:

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
(In thousands)	Franchising	Corporate & Other	Consolidated	Franchising	Corporate & Other	Consolidated
Revenues	$209,175	$1,238	$210,413	$191,085	$1,236	$192,321
Operating income (loss)	$76,290	$(11,037)	$65,253	$71,628	$(9,228)	$62,400
Income (loss) before income taxes	$76,461	$(20,793)	$55,668	$71,589	$(14,623)	$56,966

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
(In thousands)	Franchising	Corporate & Other	Consolidated	Franchising	Corporate & Other	Consolidated
Revenues	$509,763	$3,440	$513,203	$469,730	$3,173	$472,903
Operating income (loss)	$184,096	$(36,188)	$147,908	$165,065	$(31,864)	$133,201
Income (loss) before income taxes	$184,084	$(50,244)	$133,840	$163,560	$(42,557)	$121,003

16.	Commitments and Contingencies
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
The Company has the following commitments outstanding:

•
The Company occasionally provides financing in the form of forgivable promissory notes or cash incentives to franchisees for property improvements, hotel development efforts and other purposes. At September 30, 2012, the Company had commitments to extend an additional $9.1 million for these purposes provided certain conditions are met by its franchisees, of which $2.5 million is expected to be advanced in the next twelve months.

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

•
On June 27, 2012, the Company entered into a purchase agreement for a parcel of land for a total purchase price of $30.0 million. As of September 30, 2012, the Company has made a deposit of $5.0 million towards the purchase price and has a remaining commitment of $25.0 million.

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
During the nine months ended September 30, 2012, the Company recorded a $0.9 million charge in SG&A and marketing and reservation expenses related to salary and continuation benefits provided to employees separating from service with the Company. At September 30, 2012, the Company had approximately $0.5 million of these salary and benefits continuation payments remaining to be remitted. During the nine months ended September 30, 2012, the Company remitted an additional $4.4 million of termination benefits related to employee termination charges recorded in prior periods and had approximately

$1.2 million of these benefits remaining to be paid. At September 30, 2012 and December 31, 2011, total termination benefits of approximately $1.7 million and $5.4 million, respectively, remained payable and were included in current and non-current liabilities in the Company's consolidated financial statements. The Company expects $1.6 million of these benefits to be paid in the next twelve months.

18.	Subsequent Events

On October 9, 2012, the Company entered into a limited payment guaranty with regards to a developer's $18 million bank loan for the construction of a Cambria Suites in White Plains, New York. Under the terms of the limited guaranty, the Company has agreed to guarantee 25% of the outstanding principal balance and accrued and unpaid interest, as well as any unpaid expenses incurred by the lender.  The limited guaranty shall remain in effect until the maximum amount guaranteed by the Company is paid in full.  In addition to the limited guaranty, the Company entered into an agreement in which the Company guarantees the completion of the construction of the hotel and an environmental indemnity agreement which indemnifies the lending institution from and against any damages relating to or arising out of possible environmental contamination issues with regards to the Cambria Suites property.

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

Overview
We are a hotel franchisor with franchise agreements representing 6,199 hotels open and 435 hotels under construction, awaiting conversion or approved for development as of September 30, 2012, with 496,929 rooms and 36,150 rooms, respectively, in 49 states, the District of Columbia and over 35 countries and territories outside the United States. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Ascend Collection®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, and Cambria Suites® (collectively, the “Choice brands”).
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
As a result of our use of master franchising relationships and international market conditions, total revenues from international franchising operations comprised 8% of our total revenues for the nine months ended September 30, 2012, while representing approximately 19% of hotels open at September 30, 2012. Therefore, our description of the franchise system is primarily focused on the domestic operations.
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
Historically, we have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. During the nine months ended September 30, 2012, the Company repurchased approximately 0.5 million shares of its common stock under the share repurchase program at an average price of $37.02 for a total cost of $19.9 million. Since the program's inception through September 30, 2012, we have repurchased 45.3 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.1 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 78.3 million shares at an average price of $13.89 per share. We currently believe that our cash flows from operations will support our ability to complete the current board of directors repurchase authorization of approximately 1.4 million shares remaining as of September 30, 2012. Upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
The Company currently maintains the payment of a quarterly dividend on its common shares outstanding of $0.185 per share, however the declaration of future dividends are subject to the discretion of the board of directors. We expect that regular quarterly cash dividends will continue to be paid at a comparable rate in the future, subject to future business performance, economic conditions, changes in income tax regulations and other factors. During the nine months ended September 30, 2012, we paid regular quarterly cash dividends totaling approximately $32.1 million. Based on our present dividend rate and outstanding share count, aggregate annual recurring dividends for 2012 would be approximately $42.7 million.

On July 26, 2012, the Company's board of directors declared a special cash dividend in the amount of $10.41 per share or approximately $600.7 million in the aggregate, which was paid on August 23, 2012. The special cash dividend was paid with the proceeds from the Company's recent offering of the $400 million, 5.75% unsecured senior notes and our new senior secured credit facility. On July 25, 2012, the Company entered into a senior secured credit facility consisting of a $200 million revolving credit tranche and a $150 million term loan tranche, with a four year term. The Company utilized the proceeds from the term loan as well as borrowings under the revolving credit tranche for payment of the special dividend. As a result of entering into the senior secured credit facility, the company's existing $300 million senior unsecured revolving credit facility was terminated.
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
Results of Operation: Royalty fees, operating income, net income and diluted earnings per share (“EPS”) represent key measurements of these value drivers. In the three months ended September 30, 2012, royalty fees revenue totaled $80.8 million, a 5% increase from the same period in 2011. Operating income totaled $65.3 million for the three months ended September 30, 2012, a $2.9 million or 5% increase from the same period in 2011. Net income increased 5% from the same period of the prior year to $44.4 million. Diluted earnings per share for the quarter ended September 30, 2012 were $0.76 compared to $0.71 for the three months ended September 30, 2011. These measurements will continue to be a key management focus in 2012 and beyond.
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

Operations Review
Comparison of Operating Results for the Three-Month Periods Ended September 30, 2012 and 2011
Summarized financial results for the three months ended September 30, 2012 and 2011 are as follows:

(in thousands, except per share amounts)	2012	2011
REVENUES:
Royalty fees	$80,845	$77,090
Initial franchise and relicensing fees	3,247	3,583
Procurement services	3,839	4,103
Marketing and reservation	119,062	104,393
Hotel operations	1,238	1,236
Other	2,182	1,916
Total revenues	210,413	192,321
OPERATING EXPENSES:
Selling, general and administrative	23,170	22,555
Depreciation and amortization	1,995	2,073
Marketing and reservation	119,062	104,393
Hotel operations	933	900
Total operating expenses	145,160	129,921
Operating income	65,253	62,400
OTHER INCOME AND EXPENSES, NET:
Interest expense	10,166	3,228
Interest income	(425)	(506)
Loss on extinguishment of debt	526	—
Other (gains) and losses	(511)	2,673
Equity in net (income) loss of affiliates	(171)	39
Total other expenses, net	9,585	5,434
Income before income taxes	55,668	56,966
Income taxes	11,291	14,664
Net income	$44,377	$42,302
Diluted earnings per share	$0.76	$0.71

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

Calculation of Franchising Revenues

	Three Months Ended September 30,
	($ amounts in thousands)
	2012	2011
Franchising Revenues:
Total Revenues	$210,413	$192,321
Adjustments:
Marketing and reservation system revenues	(119,062)	(104,393)
Hotel operations	(1,238)	(1,236)
Franchising Revenues	$90,113	$86,692

The Company recorded net income of $44.4 million for the three month period ended September 30, 2012, a 5% increase from the $42.3 million for the quarter ended September 30, 2011. The increase in net income for the three months ended September 30, 2012 is primarily attributable to the $2.9 million or 5% increase in operating income and a decline in the effective income tax rate from 25.7% for the three months ended September 30, 2011 to 20.3% for the current period. Net income was further increased by a $3.2 million decline in other (gains) and losses due to a $0.5 million increase in the fair value of investments held in the Company's non-qualified benefit plans compared to a $2.6 million decrease in the fair value of these investments in the prior year period. These items were partially offset by a $6.9 million increase in interest expense due to the issuance of debt to finance the Company's $600 million special dividend paid on August 23, 2012 and a $0.5 million loss on extinguishment of debt incurred as a result of refinancing the Company's $300 million revolving credit facility which was scheduled to mature in February 2016.
Operating income increased $2.9 million as the Company's franchising revenues for the three months ended September 30, 2012 increased $3.4 million or 4% from the same period of the prior year partially offset by a $0.6 million or 3% increases in SG&A expense.
Franchising Revenues: Franchising revenues were $90.1 million for the three months ended September 30, 2012 compared to $86.7 million for the three months ended September 30, 2011, an increase of 4%. The increase in franchising revenues is primarily due to a 5% increase in royalty revenues.
Domestic royalty fees for the three months ended September 30, 2012 increased $4.1 million to $74.3 million from $70.2 million in the three months ended September 30, 2011, an increase of 6%. The increase in royalties is attributable to a combination of factors including a 5.6% increase in RevPAR and a 1.0% increase in the number of domestic franchised hotel rooms. System-wide RevPAR increased due to a combination of a 2.7% increase in average daily rates and a 180 basis point increase in occupancy. The Company's effective royalty rate of the domestic hotel system was 4.29% for both the three months ended September 30, 2012 and 2011.

A summary of the Company's domestic franchised hotels operating information is as follows:

	For the Three Months Ended September 30, 2012*			For the Three Months Ended September 30, 2011*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$87.58	70.2%	$61.46	$85.05	68.6%	$58.31	3.0%	160	bps	5.4%
Comfort Suites	89.69	70.2%	62.93	87.23	67.8%	59.13	2.8%	240	bps	6.4%
Sleep	76.09	64.8%	49.32	73.15	62.9%	46.02	4.0%	190	bps	7.2%
Quality	75.02	61.2%	45.88	72.90	59.8%	43.60	2.9%	140	bps	5.2%
Clarion	79.73	58.7%	46.82	78.13	55.1%	43.01	2.0%	360	bps	8.9%
Econo Lodge	60.60	57.7%	34.97	59.32	56.4%	33.45	2.2%	130	bps	4.5%
Rodeway	59.62	60.8%	36.23	58.23	58.8%	34.22	2.4%	200	bps	5.9%
MainStay	73.17	76.5%	55.96	69.45	77.3%	53.68	5.4%	(80)	bps	4.2%
Suburban	42.62	75.1%	32.03	41.00	72.8%	29.85	4.0%	230	bps	7.3%
Ascend Collection	115.98	71.4%	82.77	113.61	67.3%	76.50	2.1%	410	bps	8.2%
Total	$78.63	65.0%	$51.09	$76.53	63.2%	$48.39	2.7%	180	bps	5.6%
___________________
*Operating statistics represent hotel operations from June through August
The number of domestic rooms on-line increased by 3,960 rooms or 1% to 393,987 as of September 30, 2012 from 390,027 as of September 30, 2011. The total number of domestic hotels on-line increased by 1.3% to 5,034 as of September 30, 2012 from 4,969 as of September 30, 2011.
A summary of domestic hotels and rooms on-line at September 30, 2012 and 2011 by brand is as follows:

	September 30, 2012		September 30, 2011		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	%	%
Comfort Inn	1,367	106,970	1,413	110,652	(46)	(3,682)	(3.3)%	(3.3)%
Comfort Suites	603	46,647	616	47,667	(13)	(1,020)	(2.1)%	(2.1)%
Sleep	390	28,232	392	28,431	(2)	(199)	(0.5)%	(0.7)%
Quality	1,101	95,469	1,037	90,368	64	5,101	6.2%	5.6%
Clarion	187	26,943	189	27,448	(2)	(505)	(1.1)%	(1.8)%
Econo Lodge	803	49,248	782	48,381	21	867	2.7%	1.8%
Rodeway	409	23,336	378	20,820	31	2,516	8.2%	12.1%
MainStay	39	2,997	39	3,027	—	(30)	—%	(1.0)%
Suburban	60	6,978	58	6,934	2	44	3.4%	0.6%
Ascend Collection	56	4,946	46	4,084	10	862	21.7%	21.1%
Cambria Suites	19	2,221	19	2,215	—	6	—%	0.3%
Total Domestic Franchises	5,034	393,987	4,969	390,027	65	3,960	1.3%	1.0%
International royalties decreased by $0.4 million or 6% from $6.9 million in the third quarter of 2011 to $6.5 million for the same period of 2012 primarily due to a small decline in the number of rooms in the international system and the impact of foreign currency fluctuations partially offset by improvements in RevPAR.
International available rooms decreased 0.5% to 102,942 as of September 30, 2012 from 103,473 as of September 30, 2011. The total number of international hotels declined 0.3% from 1,169 as of September 30, 2011 to 1,165 as of September 30, 2012.
As of September 30, 2012, the Company had 360 franchised hotels with 29,142 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 430 hotels and 35,114 rooms at September 30, 2011. The number of new construction franchised hotels in the Company's domestic pipeline declined 28% to 220 at September 30, 2012 from 307 at September 30, 2011. The number of conversion franchised hotels in the Company's domestic pipeline increased by 17 units or 14% from September 30, 2011 to 140 hotels at September 30, 2012 primarily due to higher franchise sales for the Company's Quality and Clarion brands resulting from the increased use of incentives to stimulate demand. The domestic system hotels under construction, awaiting conversion or approved for development declined 16% from the prior year due to the decline in the number of new construction hotels which have been negatively impacted by the limited availability of hotel construction financing. As a result, the ability of existing projects to obtain financing and commence construction has been significantly impacted and has resulted in the termination of franchise agreements related to hotels that have not yet opened. The Company had an additional 75 franchised hotels with 7,008 rooms under construction, awaiting conversion or approved for development in its international system as of September 30, 2012 compared to 94 hotels and 8,715 rooms at September 30, 2011. While the Company's hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.
A summary of the domestic franchised hotels under construction, awaiting conversion or approved for development at September 30, 2012 and 2011 by brand is as follows:

							Variance
	September 30, 2012 Units			September 30, 2011 Units			Conversion		New Construction		Total
	Conversion	New Construction	Total	Conversion	New Construction	Total	Units	%	Units	%	Units	%
Comfort Inn	23	39	62	23	47	70	—	—%	(8)	(17)%	(8)	(11)%
Comfort Suites	1	77	78	1	105	106	—	—%	(28)	(27)%	(28)	(26)%
Sleep	1	38	39	—	62	62	1	NM	(24)	(39)%	(23)	(37)%
Quality	37	3	40	29	5	34	8	28%	(2)	(40)%	6	18%
Clarion	18	1	19	10	1	11	8	80%	—	—%	8	73%
Econo Lodge	23	1	24	31	1	32	(8)	(26)%	—	—%	(8)	(25)%
Rodeway	25	—	25	18	1	19	7	39%	(1)	(100)%	6	32%
MainStay	1	18	19	3	28	31	(2)	(67)%	(10)	(36)%	(12)	(39)%
Suburban	2	14	16	1	20	21	1	100%	(6)	(30)%	(5)	(24)%
Ascend Collection	9	4	13	7	5	12	2	29%	(1)	(20)%	1	8%
Cambria Suites	—	25	25	—	32	32	—	NM	(7)	(22)%	(7)	(22)%
Total	140	220	360	123	307	430	17	14%	(87)	(28)%	(70)	(16)%
Domestic hotels open and operating increased by 10 hotels during the three months ended September 30, 2012 compared to a net increase of 8 domestic hotels open and operating during the three months ended September 30, 2011. Gross domestic franchise additions increased from 57 for the three months ended September 30, 2011 to 68 for the same period of 2012. New construction hotels represented 9 of the gross domestic additions during three months ended September 30, 2012 compared to 5 hotels in the same period of the prior year. Gross domestic additions for conversion hotels during the three months ended September 30, 2012 increased by 7 to 59 from 52 for the three months ended September 30, 2011. The Company expects the number of new franchise units that will open during 2012 to increase from 256 in 2011 to approximately 260 hotels as the increase in the number of conversion hotel franchise agreements executed has resulted in an increase in conversion openings. However, new construction and conversion openings continue to be impacted by the restrictive lending environment, retention efforts implemented by other hotel brand companies and increased competition for existing hotels seeking a new brand affiliation.
Net domestic franchise terminations increased from 49 in the three months ended September 30, 2011 to 58 for the three months ended September 30, 2012 primarily due to an increase in the number of terminations related to the removal of hotels for non-compliance with the Company's rules, regulations and standards as well as increased competition for hotels seeking a new brand affiliation.
New domestic franchise agreements executed in the three months ended September 30, 2012 totaled 89 representing 6,913 rooms compared to 79 agreements representing 6,509 rooms executed in the third quarter of 2011. During the third quarter of 2012, 18 of the executed agreements were for new construction hotel franchises representing 1,565 rooms compared to 14 contracts representing 1,270 rooms for the three months ended September 30, 2011. Conversion hotel executed franchise agreements totaled 71 representing 5,348 rooms for the three months ended September 30, 2012 compared to 65 agreements representing 5,239 rooms for the same period a year ago. Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise agreements decreased $0.7 million to $1.8 million for the three months ended September 30, 2012 from $2.5 million for the three months ended September 30, 2011. Domestic initial fee revenue decreased approximately 28% despite a 13% increase in the number of new franchise agreements executed primarily due an increase in the number of new franchise agreements containing developer incentives. Revenues associated with agreements including incentives are deferred and recognized when the incentive criteria are met or the agreement is terminated, whichever comes first. Due to the increased use of developer incentives in the current quarter, a greater percentage of the initial fee revenue was deferred to future periods than the amount of revenue deferred in the prior year quarter.
A summary of executed domestic franchise agreements by brand for the three months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	4	5	9	1	10	11	300%	(50)%	(18)%
Comfort Suites	4	—	4	6	—	6	(33)%	NM	(33)%
Sleep	6	—	6	3	—	3	100%	NM	100%
Quality	—	25	25	—	14	14	NM	79%	79%
Clarion	—	7	7	—	4	4	NM	75%	75%
Econo Lodge	—	15	15	—	18	18	NM	(17)%	(17)%
Rodeway	—	15	15	—	14	14	NM	7%	7%
MainStay	1	—	1	—	—	—	NM	NM	NM
Suburban	1	—	1	—	1	1	NM	(100)%	—%
Ascend Collection	—	4	4	2	4	6	(100)%	—%	(33)%
Cambria Suites	2	—	2	2	—	2	—%	NM	—%
Total Domestic System	18	71	89	14	65	79	29%	9%	13%
Relicensing fees include fees charged to the new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system as well as fees required to renew expiring franchise contracts. Domestic relicensing and renewal contracts increased from 39 in the third quarter of 2011 to 62 for the three months ended September 30, 2012. As a result of the increase in contracts, domestic relicensing revenues increased $0.4 million or 35% from $1.0 million for the three months ended September 30, 2011 to $1.4 million for the three months ended September 30, 2012.
Selling, General and Administrative Expenses: The cost to operate the franchising business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $23.2 million for the three months ended September 30, 2012, an increase of $0.6 million or 3% from the three months ended September 30, 2011. SG&A for the three months ended September 30, 2011 reflect bad debt recoveries on impaired loans totaling $0.8 million and $1.6 million of lower compensation expense recognized on deferred compensation as described in more detail in Other Income and Expenses. Excluding these items, SG&A for the three months ended September 30, 2012 declined by approximately $1.8 million from the same period of the prior period. This decline is due to the measures implemented by the Company in the fourth quarter of 2011 to increase its productivity and streamline services.
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
Total marketing and reservation system fees were $119.1 million and $104.4 million for the three months ended September 30, 2012 and 2011, respectively. Depreciation and amortization attributable to marketing and reservation activities was $3.7 million and $3.4 million for the three month periods ended September 30, 2012 and 2011, respectively. Interest expense attributable to marketing and reservation activities was approximately $0.9 million and $1.0 million for the three month periods ended

September 30, 2012 and 2011.
As of September 30, 2012 and December 31, 2011, the Company's balance sheet includes a receivable of $46.2 million and $54.0 million, respectively from cumulative marketing and reservation expenses incurred in excess of cumulative marketing and reservations system fee revenues earned. These receivables are recorded as an asset in the financial statements as the Company has the contractual authority to require that the franchisees in the system at any given point repay the Company for any deficits related to marketing and reservation activities. The Company's current franchisees are legally obligated to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue and whether or not they joined the system following the deficit's occurrence. The Company has no present intention to accelerate repayment of the deficit from current franchisees. Conversely, cumulative marketing and reservation system fees not expended are recorded as a payable in the financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements.
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
Other Income and Expenses, Net: Other income and expenses, net increased from an expense of $5.4 million during the three months ended September 30, 2011 to an expense of $9.6 million for the three months ended September 30, 2012 primarily due to the following items:
Interest expense increased $6.9 million for the three months ended September 30, 2012 to $10.2 million due to the issuance of the Company's $400 million senior notes due in 2022 with an effective rate of 5.94% on June 27, 2012 as well as the $350 million senior secured credit facility entered into by the Company on July 25, 2012. The Company utilized the proceeds from these debt issuances to pay a special cash dividend on August 23, 2012 totaling approximately $600.7 million to common shareholders.
In conjunction with the refinancing of the Company's old $300 million revolving credit facility, which was scheduled to mature in February 2016, the Company recognized a $0.5 million loss on extinguishment of debt.
Other gains and losses, net decreased from a loss of $2.7 million for the three months ended September 30, 2011 to a gain of $0.5 million for the three months ended September 30, 2012 primarily due to fluctuations in the fair value of investments held in the Company's non-qualified employee benefit plans.
As discussed in the accompanying critical accounting policies, the Company sponsors two non-qualified retirement and savings plans: the Non-Qualified Plan and the EDCP plan. The fair value of the Non-Qualified Plan investments increased by $0.4 million during the three months ended September 30, 2012 compared to a decline of $1.2 million during the three months ended September 30, 2011. The fair value of the Company's investments held in the EDCP plan increased by $0.1 million during the three months ended September 30, 2012 compared to a decrease in fair value of $1.4 million during the same period of the prior year.
The Company accounts for the EDCP Plan and Non-Qualified Plan in accordance with accounting for deferred compensation arrangements when investments are held in a rabbi trust and invested. Therefore, the Company also recognizes compensation expense or benefits in SG&A related to changes in the fair value of investments held in the Non-Qualified Plan and a portion of the investments held in the EDCP Plan, excluding investments in the Company's stock. As a result, during the three months ended September 30, 2012, the Company's SG&A expense was increased by $0.3 million. During the three months ended September 30, 2011, the Company's SG&A expense was reduced by $1.4 million due to the change in the fair value of these investments.

Income Taxes: The effective income tax rates were 20.3% and 25.7% for the three months ended September 30, 2012 and September 30, 2011, respectively. The effective income tax rate for the three months ended September 30, 2012 was lower than the U.S federal income tax rate of 35% due to the impact of foreign operations, partially offset by state taxes. Additionally, the effective income tax rate also reflects a nonrecurring favorable adjustment of $4.5 million related to foreign operations. The effective income tax rate for the three months ended September 30, 2011 was lower than the U.S. federal statutory rate of 35% due to the effect of foreign operations, partially offset by state taxes. The effective income tax rate for the quarter also reflects the identification of $2.1 million of additional federal tax benefits and a nonrecurring favorable adjustment of $1.9 million for unrecognized tax positions.

Diluted EPS: Diluted EPS increased 7% to $0.76 for the three months ended September 30, 2012 from $0.71 for the same period of the prior year. The increase in diluted EPS primarily reflects the items discussed above as well as repurchases of the Company's common stock.

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2012 and 2011

Summarized financial results for the nine months ended September 30, 2012 and 2011 and are as follows:

(in thousands, except per share amounts)	2012	2011
REVENUES:
Royalty fees	$194,762	$182,504
Initial franchise and relicensing fees	8,953	9,083
Procurement services	13,990	14,037
Marketing and reservation	284,624	258,192
Hotel operations	3,440	3,173
Other	7,434	5,914
Total revenues	513,203	472,903
OPERATING EXPENSES:
Selling, general and administrative	72,073	72,941
Depreciation and amortization	5,989	5,976
Marketing and reservation	284,624	258,192
Hotel operations	2,609	2,593
Total operating expenses	365,295	339,702
Operating income	147,908	133,201
OTHER INCOME AND EXPENSES, NET:
Interest expense	16,823	9,719
Interest income	(1,156)	(937)
Loss on the extinguishment of debt	526	—
Other (gains) and losses	(2,137)	3,678
Equity in net (income) loss of affiliates	12	(262)
Total other income and expenses, net	14,068	12,198
Income before income taxes	133,840	121,003
Income taxes	37,604	35,393
Net income	$96,236	$85,610
Diluted earnings per share	$1.65	$1.43

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

Calculation of Franchising Revenues

	Nine Months Ended September 30,
	($ amounts in thousands)
	2012	2011
Franchising Revenues:
Total Revenues	$513,203	$472,903
Adjustments:
Marketing and reservation system revenues	(284,624)	(258,192)
Hotel operations	(3,440)	(3,173)
Franchising Revenues	$225,139	$211,538

The Company recorded net income of $96.2 million for the nine months ended September 30, 2012; a 12% increase from $85.6 million for the nine months ended September 30, 2011. The increase in net income for the nine months ended September 30, 2012 is primarily attributable to a $14.7 million or 11% increase in operating income and a decline in the effective income tax rate from 29.2% for the nine months ended September 30, 2011 to 28.1% for the nine months ended September 30, 2012. Net income was further increased by a $5.8 million decline in other (gains) and losses. The decline in other (gains) and losses was due to a $2.1 million appreciation in the fair value of investments held in the Company's non-qualified employee benefit plans compared to an decrease of $1.8 million in the fair value of these investments during the nine months ended September 30, 2011 and a $1.8 million loss on assets held for sale incurred in the prior year period. These items were partially offset by a $7.1 million increase in interest expense due to the issuance of debt to finance the Company's $600 million special dividend paid on August 23, 2012 and a $0.5 million loss on extinguishment of debt incurred as a result of refinancing the Company's $300 million revolving credit facility which was scheduled to mature in February 2016.
Operating income increased $14.7 million as the Company's franchising revenues for the nine months ended September 30, 2012 increased $13.6 million or 6% from the same period of the prior year and SG&A expenses declined $0.9 million.
Franchising Revenues: Franchising revenues were $225.1 million for the nine months ended September 30, 2012 compared to $211.5 million for the nine months ended September 30, 2011, an increase of 6%. The increase in franchising revenues is primarily due to a 7% increase in royalty fees and a $1.5 million increase in other income.
Domestic royalty fees for the nine months ended September 30, 2012 increased $12.2 million to $176.4 million from $164.2 million for the nine months ended September 30, 2011 an increase of 7%. The increase in royalties is attributable to a 6.9% increase in RevPAR and a 1.0% increase in the number of domestic franchised hotel rooms partially offset by a decline in the effective royalty rate for the domestic hotel system from 4.32% to 4.31%. System-wide RevPAR increased due to a combination of a 220 basis point increase in occupancy as well as a 2.6% increase in average daily rates.

A summary of the Company's domestic franchised hotels operating information is as follows:

	For the Nine Months Ended September 30, 2012*			For the Nine Months Ended September 30, 2011*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$81.52	59.2%	$48.24	$79.24	57.0%	$45.18	2.9%	220	bps	6.8%
Comfort Suites	85.62	61.8%	52.92	83.92	58.4%	49.05	2.0%	340	bps	7.9%
Sleep	72.29	56.3%	40.68	69.92	53.5%	37.39	3.4%	280	bps	8.8%
Quality	69.84	51.8%	36.14	67.95	49.9%	33.90	2.8%	190	bps	6.6%
Clarion	74.98	49.4%	37.00	73.76	46.7%	34.42	1.7%	270	bps	7.5%
Econo Lodge	55.76	48.7%	27.13	54.75	47.2%	25.83	1.8%	150	bps	5.0%
Rodeway	53.59	51.3%	27.48	52.13	48.6%	25.33	2.8%	270	bps	8.5%
MainStay	69.27	70.4%	48.79	66.17	67.1%	44.38	4.7%	330	bps	9.9%
Suburban	41.24	69.9%	28.82	40.24	67.7%	27.25	2.5%	220	bps	5.8%
Ascend Collection	112.27	63.5%	71.25	109.82	59.9%	65.81	2.2%	360	bps	8.3%
Total	$73.65	55.5%	$40.89	$71.78	53.3%	$38.24	2.6%	220	bps	6.9%
___________________

*	Operating statistics represent hotel operations from December through August.
Domestic hotels open and operating increased by 33 hotels during the nine months ended September 30, 2012 compared to a decline of 24 domestic hotels open and operating during the nine months ended September 30, 2011. Gross domestic franchise additions increased from 174 for the nine months ended September 30, 2011 to 180 for the same period in 2012. New construction hotels represented 23 of the gross domestic additions during the nine months ended September 30, 2012 compared to 20 hotels in the same period of the prior year. Gross domestic additions for conversion hotels increased from 154 hotels during the nine months ended September 30, 2011 to 157 hotels during the same period of the current year. The Company remains impacted by the restrictive lending environment; retention efforts implemented by other hotel brand companies and increased competition for existing hotels seeking a new brand affiliation.
Net domestic franchise terminations declined from 198 for the nine months ended September 30, 2011 to 147 for the same period of the current year. The decline in net terminations is primarily due to a decline in the number of hotels removed for non-payment of franchise fees and non-compliance with the Company's rules, regulations and standards as well as increased retention efforts implemented by the Company to reduce the number of terminations as the overall industry supply growth continues to be lower than historical levels.
International royalties increased by $0.1 million to $18.3 million for the nine months September 30, 2012 compared to the same period of the prior year primarily due to global RevPAR increases partially offset by the impact of foreign currency fluctuations and a slight decline in the number of rooms in the international system.
New domestic franchise agreements executed in the nine months ended September 30, 2012 totaled 259 representing 20,541 rooms compared to 204 agreements representing 18,236 rooms executed during the same period of the prior year. During the nine months ended September 30, 2012, 46 of the executed agreements were for new construction hotel franchises, representing 3,495 rooms, compared to 28 contracts, representing 2,489 rooms for the same period a year ago. Conversion hotel franchise executed contracts totaled 213 representing 17,046 rooms for the nine months ended September 30, 2012 compared to 176 agreements representing 15,747 rooms for the same period a year ago. Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise agreements decreased 19% to $5.2 million for the nine months ended September 30, 2012 from $6.4 million for the nine months ended September 30, 2011. Initial fee revenue declined despite a 27% increase in the number of executed new franchise agreements primarily due to the recognition of deferred revenue during 2011 related to franchise agreements containing developer incentives that were executed in prior years. Revenues associated with agreements including incentives are deferred and recognized when the incentive criteria are met or the agreement is terminated, whichever comes first. In addition, due to the increased use of developer incentives in the current year, a greater percentage of the initial fee revenue has been deferred to future periods than the amount of revenue deferred in the prior year.

 A summary of executed domestic franchise agreements by brand for the nine months ended September 30, 2012 and 2011 is as follows:

	For the Nine Months Ended September 30, 2012			For the Nine Months Ended September 30, 2011			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	10	17	27	6	28	34	67%	(39)%	(21)%
Comfort Suites	11	4	15	7	4	11	57%	—%	36%
Sleep	17	1	18	6	1	7	183%	—%	157%
Quality	—	88	88	—	49	49	NM	80%	80%
Clarion	—	14	14	—	12	12	NM	17%	17%
Econo Lodge	—	33	33	—	36	36	NM	(8)%	(8)%
Rodeway	—	46	46	—	32	32	NM	44%	44%
MainStay	2	1	3	1	3	4	100%	(67)%	(25)%
Suburban	1	1	2	2	2	4	(50)%	(50)%	(50)%
Ascend Collection	1	8	9	2	9	11	(50)%	(11)%	(18)%
Cambria Suites	4	—	4	4	—	4	—%	NM	—%
Total Domestic System	46	213	259	28	176	204	64%	21%	27%

Relicensing fees include fees charged to the new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system as well as fees required to renew expiring franchise contracts. Domestic relicensing and renewal contracts increased from 90 during the nine months ending September 30, 2011 to 158 for the same period of 2012. Although the Company increased the number of contracts by 76%, relicensing revenues increased 50% from $2.3 million for the nine months ended September 30, 2011 to $3.4 million for the nine months ended September 30, 2012 primarily due to lower average relicensing fees charged per property.
Selling, General and Administrative Expenses: The cost to operate the franchising business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $72.1 million for the nine months ended September 30, 2012, a $0.9 million or 1% decline from the nine months ended September 30, 2011. SG&A for the nine months ended September 30, 2011 reflect bad debt recoveries on impaired loans totaling $0.8 million and $2.1 million of lower compensation expense recognized on deferred compensation as described in more detail in Other Income and Expenses. Excluding these items, SG&A for the nine months ended September 30, 2012 declined by approximately $3.8 million from the same period of the prior year. This decline is due to the measures implemented by the Company in the fourth quarter of 2011 to increase its productivity and streamline services as well as a $0.3 million decline in employee termination benefits. These reductions were partially offset by approximately $1.5 million related to a litigation settlement with a former franchisee.
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
Total marketing and reservations revenues were $284.6 million and $258.2 million for the nine months ended September 30, 2012 and 2011, respectively. Depreciation and amortization attributable to marketing and reservation activities was $10.7 million for the nine months ended September 30, 2012 compared to $10.0 million for the nine months ended September 30, 2011. Interest expense attributable to marketing and reservation activities was $3.0 million for both the nine months ended September 30, 2012 and 2011, respectively.
As of September 30, 2012 and December 31, 2011, the Company's balance sheet includes a receivable of $46.2 million and $54.0 million, respectively from cumulative marketing and reservation expenses incurred in excess of cumulative marketing and reservations system fee revenues earned. These receivables are recorded as an asset in the financial statements as the Company has the contractual authority to require that the franchisees in the system at any given point repay the Company for any deficits related to marketing and reservation activities. The Company's current franchisees are legally obligated to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue and whether or not they joined the system following the deficit's occurrence. The Company has no present intention to accelerate repayment of the deficit from current franchisees. Conversely, cumulative marketing and reservation system fees not expended are recorded as a payable in the financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements.
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
Other Income and Expenses, Net: Other income and expenses, net, increased $1.9 million to $14.1 million for the nine months ended September 30, 2012 compared to $12.2 million in the same period of the prior year primarily due to the following items:
Interest expense increased $7.1 million for the nine months ended September 30, 2012 to $16.8 million due to the issuance of the Company's $400 million senior notes due in 2022 with an effective rate of 5.94% on June 27, 2012 as well as the $350 million senior secured credit facility entered into by the Company on July 25, 2012. The Company utilized the proceeds from these debt issuances to pay a special cash dividend on August 23, 2012 totaling approximately $600.7 million to common shareholders.
In conjunction with the refinancing of the Company's old $300 million revolving credit facility, which was scheduled to mature in February 2016, the Company recognized a $0.5 million loss on extinguishment of debt.
Other gains and losses decreased $5.8 million from a loss of $3.7 million for the nine months ended September 30, 2011 to a gain of $2.1 million in the same period of the current year. The decrease in the loss reflects a $1.8 million loss on assets held for sale recorded in the nine months ended September 30, 2011 resulting from the Company reducing the carrying amount of a parcel of land held for sale to its estimated fair value. In addition, the decline in other gains and losses reflects fluctuations in the fair value of investments held in the Company's non-qualified employee benefit plans. This activity included a $2.1 million appreciation in the fair value of these investments during the nine months ended September 30, 2012 compared to a $1.8 million decline in the fair value of these investments in the same period of the prior year.
As discussed in the accompanying critical accounting policies, the Company sponsors two non-qualified retirement and savings plans: the Non-Qualified Plan and the EDCP plan. The fair value of the Non-Qualified Plan investments increased $1.0 million during the nine months ended September 30, 2012 compared to a decline of $0.9 million in the fair value during the same period of 2011. The fair value of the Company's investments held in the EDCP plan appreciated by $1.2 million during the nine months ended September 30, 2012 compared to a decline in fair value of $0.9 million during the same period of the prior year.
The Company accounts for the EDCP Plan and Non-Qualified Plan in accordance with accounting for deferred compensation arrangements when investments are held in a rabbi trust and invested. Therefore, the Company also recognizes compensation expense or benefits in SG&A related to changes in the fair value of investments held in the Non-Qualified Plan and a portion of the investments held in the EDCP Plan, excluding investments in the Company's stock. As a result, during the nine months ended September 30, 2012 and 2011, the Company's SG&A expense was increased by $1.0 million and reduced by $1.1 million respectively, due to the change in fair value of these investments.

Income Taxes: The effective income tax rates were 28.1% and 29.2% for the nine months ended September 30, 2012 and September 30, 2011, respectively. The effective income tax rate for the nine months ended September 30, 2012 were lower than the U.S federal income tax rate of 35% due to the impact of foreign operations, partially offset by state taxes. Additionally, the effective income tax rate also reflects a nonrecurring favorable adjustment of $4.5 million related to foreign operations. The effective income tax rates for the nine months ended September 30, 2011 was lower than the U.S. federal statutory rate of 35% due to the identification of $2.1 million of additional federal tax benefits and a nonrecurring favorable adjustment of $1.9 million for unrecognized tax positions. Additionally, an adjustment to our current federal taxes payable of $1.4 million reduced the effective tax rate for the nine months ended September 30, 2011.
The Company's U.S. federal income tax returns for tax years 2007, 2009 and 2010 are currently under examination by the Internal Revenue Service. As of September 30, 2012, the Company has not been advised of any material adjustments.
Diluted EPS: Diluted EPS were $1.65 for nine months ended September 30, 2012 compared to $1.43 for the nine months ended September 30, 2011, respectively. The increase in diluted EPS primarily reflects the items discussed above as well as repurchases of the Company's common stock.

Liquidity and Capital Resources
Operating Activities
During the nine months ended September 30, 2012, net cash provided by operating activities totaled $121.3 million compared to $105.9 million during the nine months ended September 30, 2011. The increase in cash flows from operating activities primarily reflects improvements in operating income and improvements in cash flows related to marketing and reservation activities.
Net cash provided from marketing and reservation activities totaled $20.8 million during the nine months ended September 30, 2012 compared to net cash advances of $1.5 million during the nine months ended September 30, 2011. Cash provided by marketing and reservation activities increased $22.3 million primarily due to a combination of increases in marketing and reservation system and loyalty program fees due to the improved RevPAR environment and growth of the domestic system size as well as cost containment initiatives. Based on the current economic conditions, the Company expects marketing and reservation activities to provide cash flows from operations ranging between $18 million and $20 million in 2012.
Investing Activities
Cash utilized for investing activities totaled $19.6 million and $16.8 million for the nine months ended September 30, 2012 and 2011, respectively. Investing activities for the nine months ended September 30, 2012 reflect an increase in capital expenditures, an increase in net financing provided to franchisees and equity method investments entered into during the nine months ended September 30, 2012. These increases were partially offset by the proceeds from the sale of investments held in trust related to the Company's deferred compensation plans during the nine months ended September 30, 2012. The proceeds were utilized to reimburse the Company for participant distributions made on behalf of the trust in prior years.
During the nine months ended September 30, 2012 and 2011, capital expenditures totaled $12.5 million and $8.1 million, respectively. Capital expenditures for 2012 primarily include upgrades of system-wide property and yield management systems, upgrades to information systems infrastructure and the purchase of computer software and equipment.
The Company occasionally provides financing to franchisees for property improvements, hotel development efforts and other purposes. During the nine months ended September 30, 2012 and 2011, the Company advanced $7.3 million and $4.3 million, respectively, for these purposes. At September 30, 2012, the Company had commitments to extend an additional $8.8 million for these purposes provided certain conditions are met by its franchisees, of which $2.4 million is expected to be advanced in the next twelve months.
During the nine months ended September 30, 2012 and 2011, the Company invested $9.5 million and $3.6 million in joint ventures accounted for under the equity method of accounting. The Company's investment in these joint ventures primarily pertain to ventures that either support the Company's efforts to increase business delivery to its franchisees or promote growth of our emerging brands.
Financing Activities
Financing cash flows relate primarily to the Company's borrowings, treasury stock purchases and dividends.
Debt
Senior Unsecured Notes due 2022
On June 27, 2012 the Company completed a $400 million unsecured note offering ("the 2012 Senior Notes") at par, bearing a coupon of 5.75% with an effective rate of 5.94%. The 2012 Senior Notes will mature on July 1, 2022, with interest to be paid semi-annually on January 1st and July 1st. The Company utilized the net proceeds of this offering, after deducting underwriting discounts and commissions and other offering expenses, together with a portion of the proceeds of a new credit facility, to pay the special cash dividend totaling approximately $600.7 million paid to shareholders on August 23, 2012. The Company's 2012 Senior Notes are guaranteed jointly, severally, fully and unconditionally, subject to certain customary limitations by eight 100%-owned domestic subsidiaries.
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

The Company utilized the proceeds from the Term Loan and borrowings from the New Revolver, together with the net proceeds from the Company's recently issued senior notes offering, to pay the special cash dividend of approximately $600.7 million in the aggregate to the Company's stockholders on August 23, 2012.

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
At September 30, 2012, the Company maintained a total leverage ratio of approximately 3.58x, a maximum secured leverage ratio of 0.74x and a minimum fixed charge coverage ratio of approximately 9.54x. At September 30, 2012, the Company was in compliance with all covenants under the New Credit Facility.
The New Credit Facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the New Credit Facility to be immediately due and payable.
The Company incurred debt issuance costs in connection with the New Credit Facility totaling approximately $3.7 million. These debt issuance costs are amortized, on a straight-line basis, which is not materially different than the effective interest method, through the maturity of the New Credit Facility. Amortization of these costs is included in interest expense in the consolidated statements of income.
In connection with the entry into the New Credit Facility, the Company's $300 million senior unsecured revolving credit agreement, dated as of February 24, 2011, among the Company, Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders (the “Old Credit Facility”), was terminated and replaced by the New Credit Facility. The Old Credit Facility permitted the Company to borrow, repay and re-borrow revolving loans until the scheduled maturity date of February 24, 2016. In addition, the Old Credit Facility bore interest, at the Company's election, at either (i) a base rate plus a margin ranging from 5 to 80 basis points based on the Company's credit rating or (ii) LIBOR plus a margin ranging from 105 to 180 basis points based on the Company's credit rating. The Old Credit Facility also required the Company to pay a quarterly facility fee on the full amount of the commitments under the Old Credit Facility (regardless of usage) ranging from 20 to 45 basis points based upon the credit rating of the Company.
As of September 30, 2012, the Company had $150.0 million and $16.7 million outstanding under the Term Loan and New Revolver, respectively.
Dividends

Regular Quarterly Dividends
The Company currently maintains the payment of a quarterly dividend on its common shares outstanding, however, the declaration of future dividends are subject to the discretion of our board of directors. During the nine months ended September 30, 2012, the Company declared and paid cash dividends at a quarterly rate of $0.185 per share. The Company's quarterly dividend rate declared during the nine months ended September 30, 2012 has remained unchanged from the previous quarterly declarations. During the nine months ended September 30, 2012 and 2011, the Company paid quarterly cash dividends totaling $32.1 million and $32.9 million, respectively. We expect that cash dividends will continue to be paid in the future, subject to future business performance, economic conditions, changes in tax regulations and other matters. Based on our present dividend rate and outstanding share count, aggregate annual regular dividends for 2012 would be approximately $42.7 million.
Special Cash Dividend

On July 26, 2012, the Company's board of directors declared a special cash dividend in the amount of $10.41 per share or approximately $600.7 million in the aggregate which was paid on August 23, 2012. The Company utilized the proceeds from the 2012 Senior Notes and the New Credit Facility for payment of the special cash dividend.

Share Repurchases
During the nine months ended September 30, 2012, the Company repurchased 0.5 million shares of its common stock under the share repurchase program at a total cost of $19.9 million for an average price of $37.02 per share. Since the program's inception through September 30, 2012, we have repurchased 45.3 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.1 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 78.3 million shares at an average price of $13.89 per share through September 30, 2012. At September 30, 2012 the Company had approximately 1.4 million shares remaining under the current stock repurchase authorization. Upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
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
Approximately $110.5 million of the Company's cash and cash equivalents at September 30, 2012 pertains to undistributed earnings of the Company's consolidated foreign subsidiaries. Since the Company's intent is for such earnings to be reinvested by the foreign subsidiaries, the Company has not provided additional United States income taxes on these amounts. While the Company has no intention to utilize these cash and cash equivalents in its domestic operations, any change to this policy would result in the Company incurring additional United States income taxes on any amounts utilized domestically.
During the nine months ended September 30, 2012, the Company recorded one-time employee termination charges totaling $0.9 million in SG&A and marketing and reservation expenses. These charges related to salary and benefits continuation payments for employees separating from service with the Company. At September 30, 2012, the Company had approximately $0.5 million of these salary and benefits continuation payments remaining to be remitted. During the nine months ended September 30, 2012, the Company remitted an additional $4.4 million of termination benefits related to employee termination charges recorded in prior periods and had approximately $1.2 million of these benefits remaining to be paid. At September 30, 2012, total termination benefits of approximately $1.7 million remained to be paid and the Company expects $1.6 million of these benefits to be paid in the next twelve months. In addition, the Company expects to satisfy approximately $17.9 million of deferred compensation and retirement plan obligations during the next twelve months.
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
Mezzanine and Other Notes Receivables
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
The Company's U.S. federal income tax returns for tax years 2007, 2009 and 2010 are currently under examination by the Internal Revenue Service. As of September 30, 2012, the Company has not been advised of any material adjustments.
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
In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan (“EDCP”) which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust. Prior to January 1, 2010, participants could elect an investment return of either the annual yield of the Moody's Average Corporate Bond Rate Yield Index plus 300 basis points, or a return based on a selection of available diversified investment options. Effective January 1, 2010, the Moody's Average Corporate Bond Rate Yield Index plus 300 basis points is no longer an investment option for salary deferrals made on compensation earned after December 31, 2009. The

Company recorded current and long-term deferred compensation liabilities of $14.8 million and $17.2 million, as of September 30, 2012 and December 31, 2011, respectively, related to these deferrals and credited investment returns. Compensation expense is recorded in SG&A expense on the Company's consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. Compensation expense recorded in SG&A for each of the nine months ended September 30, 2012 and 2011 was $0.7 million and $0.5 million, respectively.
The Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that partially offset the earnings credited to the participants. The diversified investments held in the trusts totaled $6.1 million and $14.2 million as of September 30, 2012 and December 31, 2011, respectively, and are recorded at their fair value, based on quoted market prices. At September 30, 2012, the Company expects $3.7 million of the assets held in the trust to be distributed to participants during the next twelve months. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment gains (losses) during the nine months ended September 30, 2012 and 2011 of approximately $1.2 million and ($0.9 million), respectively. In addition, the EDCP Plan held shares of the Company's common stock at a market value of $0.1 million at September 30, 2012 which were recorded as a component of shareholders' deficit.
In 1997, the Company adopted the Choice Hotels International, Inc. Non-Qualified Retirement Savings and Investment Plan (“Non-Qualified Plan”). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. As of September 30, 2012 and December 31, 2011, the Company had recorded a deferred compensation liability of $11.1 million and $10.4 million, respectively related to these deferrals. Compensation expense is recorded in SG&A expense on the Company's consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. The net increase (decrease) in compensation expense recorded in SG&A during the nine months ended September 30, 2012 and 2011 was $0.8 million and $(1.1) million respectively.
The diversified investments held in the trusts were $10.1 million and $9.5 million as of September 30, 2012 and December 31, 2011, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment gains (losses) during the nine months ended September 30, 2012 and 2011 of approximately $1.0 million and ($0.9 million), respectively. In addition, the Non-Qualified Plan held shares of the Company's common stock with a market value of $1.0 million and $0.9 million at September 30, 2012 and December 31, 2011, respectively, which are recorded as a component of shareholders' deficit.
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
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company's foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including in certain circumstances the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $16.2 million and $23.8 million at September 30, 2012 and December 31, 2011, respectively which we account for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
At September 30, 2012, the Company had $166.8 million of variable interest rate debt instruments outstanding at an effective rate of 2.8%. A hypothetical change of 10% in the Company’s effective interest rate from September 30, 2012 levels would increase or decrease annual interest expense by $0.5 million. The Company had no borrowings with variable interest rates outstanding at December 31, 2011. The Company expects to refinance its fixed and variable long-term debt obligations prior to their scheduled maturities.
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
An evaluation was performed under the supervision and with the participation of the Company's CEO and CFO of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2012.
There has been no change in the Company's internal controls over financial reporting that occurred during the quarter ended September 30, 2012, that materially affected, or is reasonably likely to materially affect the Company's internal controls over financial reporting.
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
Our increased leverage could adversely affect our financial health; future cash flows may not be sufficient to meet our obligations and we may have difficulty obtaining additional financing; and we may experience adverse effects of interest rate fluctuations

As the result of our recent offering of 5.75% Senior Notes due 2022 and consummation of the New Credit Facility, we have substantially increased our level of indebtedness.
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
The borrowings under the New Credit Facility are at variable rates of interest, and to the extent not protected with interest rate hedges, could expose us to market risk from adverse changes in interest rates. Unless we enter into interest rate hedges, if interest rates increase, our debt service obligations on the variable-rate indebtedness could increase significantly even though the amount borrowed would remain the same.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the nine months ended September 30, 2012:

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1),(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2012	90,978	$36.42	90,978	1,865,584
February 29, 2012	161,241	36.29	110,077	1,755,507
March 31, 2012	152,302	37.35	148,304	1,607,203
April 30, 2012	162,025	37.28	161,927	1,445,276
May 31, 2012	33,537	38.11	26,285	1,418,991
June 30, 2012	—	—	—	1,418,991
July 31, 2012	733	38.65	—	1,418,991
August 31, 2012	—	—	—	1,418,991
September 30, 2012	792	32.32	—	1,418,991
Total	601,608	$36.95	537,571	1,418,991
 _______________________

(1)	The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998. The program has no fixed dollar amount or expiration date.

(2)
During the nine months ended September 30, 2012, the Company redeemed 64,037 shares of common stock from employees to satisfy minimum tax-withholding requirements related to the vesting of restricted stock grants. These redemptions were not part of the board repurchase authorization.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
Exhibit Number and Description

Exhibit Number	Description

3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

3.02(b)	Amended and Restated Bylaws of Choice Hotels International, Inc.

4.01(c)
Senior Secured Credit Facility, dated July 25, 2012, among Choice Hotels International, Inc., Deutsche Bank AG New York Branch, as administrative agent, Wells Fargo Bank, National Association, as a syndication agent, and a syndication of lenders.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

_______________________

*	Filed herewith

(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Registration Statement on Form S-4, filed August 30, 1998 (Reg. No. 333-62543).

(b)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels international, Inc.'s Current Report on Form 8-K filed February 16, 2010.

(c)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K, filed July 26, 2012.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

November 7, 2012	By:	/S/ DAVID L. WHITE
David L. White
Senior Vice President, Chief Financial Officer & Treasurer