Form 10-K
period 2012-12-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2013-02-28
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________
FORM 10-K
 _____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2012
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes  ☐    No  ☒
The aggregate market value of common stock of Choice Hotels International, Inc. held by non-affiliates was $1,101,086,201 as of June 30, 2012 based upon a closing price of $39.93 per share.
The number of shares outstanding of Choice Hotels International, Inc.’s common stock at February 15, 2013 was 58,398,449.
DOCUMENTS INCORPORATED BY REFERENCE.

Certain portions of our definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Annual Meeting of Shareholders to be held on April 26, 2013, are incorporated by reference under Part III of this Form 10-K.

CHOICE HOTELS INTERNATIONAL, INC.
Form 10-K

PART I
Throughout this report, we refer to Choice Hotels International, Inc., together with its subsidiaries as "Choice", “we”, “us” or “the Company”.

Forward-Looking Statements
Certain matters discussed in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, our use of words such as “expect,” “estimate,” “believe,” “anticipate,” "should," “will,” “forecast,” “plan,” project,” “assume” or similar words of futurity identify such forward-looking statements. These forward-looking statements are based on management's current beliefs, assumption and expectations regarding future events, which in turn are based on information currently available to management. Such statements may relate to projections of the Company’s revenue, earnings and other financial and operational measures, Company debt levels, ability to repay outstanding indebtedness, payment of dividends, and future operations, among other matters. We caution you not to place undue reliance on any such forward-looking statements. Forward-looking statements do not guarantee future performance and involve known and unknown risks, uncertainties and other factors.
Several factors could cause actual results, performance or achievements of the Company to differ materially from those expressed in or contemplated by the forward-looking statements. Such risks include, but are not limited to, changes to general, domestic and foreign economic conditions; operating risks common in the lodging and franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees; our ability to keep pace with improvements in technology utilized for reservations systems and other operating systems; fluctuations in the supply and demand for hotels rooms; the outcome of litigation; and our ability to effectively manage our indebtedness. These and other risk factors are discussed in detail in Item 1A. “Risk Factors” of this report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

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

Overview

We are one of the largest hotel franchisors in the world with 6,243 hotels open and 482 hotels under construction, awaiting conversion or approved for development as of December 31, 2012 representing 499,253 rooms open and 38,969 rooms under construction, awaiting conversion or approved for development in 49 states, the District of Columbia and over 35 countries and territories outside the United States. Choice franchises lodging properties under the following proprietary brand names: Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, Cambria Suites® and Ascend Collection® (collectively, the “Choice brands”). We operate in a single reportable segment encompassing our franchising business.
The Company's domestic franchising operations are conducted through direct franchising relationships while its international franchise operations are conducted through a combination of direct franchising and master franchising relationships. With a focus on hotel franchising instead of ownership, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our business provides opportunities to improve operating results by increasing the number of franchised hotel rooms and effective royalty rates of our franchise contracts resulting in increased initial and relicensing fee revenue, ongoing royalty fees and procurement services revenues. In addition to these revenues, we also collect marketing and reservation system fees to provide support activities for the franchise system. Our operating results can also be improved through our company-wide efforts related to improving property level performance. As a lodging franchisor, the Company currently has relatively low capital expenditure requirements.
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
Historically, we have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. Since the program's inception through December 31, 2012, we have repurchased 45.3 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.1 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 78.3 million shares at an average price of $13.89 per share. At December 31, 2012, we had approximately 1.4 million shares remaining under the current share repurchase authorization. Upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
The Company currently maintains the payment of a quarterly dividend on its common shares outstanding of $0.185 per share, however the declaration of future dividends are subject to the discretion of the board of directors. During the year ended December 31, 2012, the Company's board of directors elected to pay the four regular quarterly dividends as well as the regular quarterly dividend initially scheduled to be paid in the first quarter of 2013. As a result, the regular quarterly dividends paid during 2012 reflect five quarterly payments and totaled approximately $53.4 million.
On July 26, 2012, the Company's board of directors declared a special cash dividend in the amount of $10.41 per share or approximately $600.7 million in the aggregate, which was paid on August 23, 2012. The special cash dividend was paid with the proceeds from the Company's issuance of unsecured senior notes in the principal amount of $400 million and a new senior secured credit facility entered into during 2012.
We expect to continue to pay dividends in the future, subject to future business performance, economic conditions, changes in income tax regulations and other factors. Based on our present dividend rate and outstanding share count, we expect that aggregate annual regular dividends for 2013, excluding the first quarter payment which was paid to shareholders in December 2012, would be approximately $32.1 million.
Our board of directors has authorized us to enter into programs which permit us to offer investment, financing and guaranty support to qualified franchisees as well as acquire and resell real estate to incent franchise development in strategic markets for certain brands. Over the next several years, we expect to deploy capital opportunistically to these programs to promote growth of our emerging brands. At December 31, 2012, the Company had approximately $68 million invested under this program and our current expectation is that our annual investments in these programs will range from $20 million to $40 million per year. However, the amount and timing of the investment in these programs will be dependent on market and other conditions. Notwithstanding these programs, the Company expects to continue to return value to its shareholders through a combination of share repurchases and dividends, subject to business performance, economic conditions, changes in income tax regulations and other factors.
Our direct lodging property real estate exposure is limited to activity in the United States and consists of three company-owned MainStay Suites hotels and three parcels of real estate that the Company has acquired and intends to resell to incent franchise development in strategic markets. In addition, our development activities that involve financing, equity investments and guaranty support to hotel developers create limited additional exposure to the real estate markets.

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

•
Franchisors license their brands to a hotel owner, giving the hotel owner the right to use the brand name, logo, operating practices, and reservations systems in exchange for a fee and an agreement to operate the hotel in accordance with the franchisor’s brand standards. Under a typical franchise agreement, the hotel owner pays the franchisor an initial fee, a percentage-of-revenue royalty fee and a marketing/reservation fee. A franchisor’s revenues are dependent on the number of rooms in its system and the top-line performance of those hotels. Earnings drivers include RevPAR increases, unit growth and effective royalty rate improvement. Franchisors enjoy significant operating leverage in their business model since it typically costs little to add a new hotel franchise to an existing system. Franchisors normally benefit from higher industry supply growth, because unit growth usually outpaces lower RevPAR resulting from excess supply. As a result, franchisors benefit from both RevPAR growth and supply increases which aids in reducing the impact of lodging industry economic cycles.

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

____________________________

(1)
Certain industry statistics included in this section, such as the number of hotel rooms, number of affiliated and non-affiliated rooms, US Lodging Industry Trends From 1997 – 2012, etc. were obtained from Smith Travel Research

The following chart demonstrates these trends:
US Lodging Industry Trends—1997 - 2012

Year	Occupancy Rates	Average Daily Room Rates (ADR)	Change in ADR Versus Prior Year	Change in CPI Versus Prior Year	Revenue Per Available Room (RevPAR)	New Rooms Added (Gross)
1997	64.5%	$75.16	6.1%	1.9%	$48.50	128,000
1998	64.0%	$78.62	4.6%	2.3%	$50.29	143,000
1999	63.3%	$81.27	3.4%	2.7%	$51.44	143,148
2000	63.5%	$85.24	4.9%	3.4%	$54.13	121,476
2001	60.1%	$84.85	(0.5)%	2.9%	$50.99	101,279
2002	59.2%	$83.15	(2.0)%	1.6%	$49.22	86,366
2003	59.1%	$83.19	0.1%	2.3%	$49.20	65,876
2004	61.3%	$86.41	3.9%	2.7%	$52.93	55,245
2005	63.1%	$90.84	5.1%	3.4%	$57.34	65,900
2006	63.4%	$97.31	7.1%	3.2%	$61.69	73,308
2007	63.1%	$104.04	6.9%	2.8%	$65.61	94,541
2008	60.3%	$106.96	2.8%	3.8%	$64.49	146,312
2009	54.5%	$98.17	(8.2)%	(0.4)%	$53.50	142,287
2010	57.5%	$98.06	(0.1)%	1.6%	$56.43	73,976
2011	59.9%	$101.85	3.9%	3.2%	$61.02	38,409
2012	61.4%	$106.10	4.2%	2.1%	$65.17	43,879
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
The Company’s portfolio of brands offers both new construction and conversion opportunities. Our new construction brands typically benefit from periods of supply growth and favorable capital availability and pricing. Our conversion brands also benefit from periods of supply growth as the construction of hotels increases the need for existing hotels to seek new brand affiliations as their product moves through the hotel life cycle. Furthermore, the Company's conversion brands benefit from lodging cycle downturns as our unit growth has been historically driven from the conversion of independent and other hotel chain affiliates into our system as these hotels endeavor to improve their performance.

The lodging industry can be divided into chain scale categories or groupings of generally competitive brands as follows:

Chain Scale	Brand Examples	Room Count	% of Total	Avg. Hotel Room Size
Luxury	Four Seasons, Ritz Carlton, W Hotel	106,787	2.2%	342.3
Upper Upscale	Marriott, Hilton, Hyatt, Sheraton	553,863	11.3%	360.6
Upscale	Hilton Garden Inn, Courtyard, Cambria Suites	587,613	12.0%	153.1
Upper Midscale	Comfort Inn, Holiday Inn, Hampton Inn	869,865	17.8%	98.0
Midscale	Quality, Best Western, Ramada, La Quinta	477,538	9.7%	87.7
Economy	Econo Lodge, Days Inn, Super 8, Red Roof Inn	778,791	15.9%	75.9
Sub-Total Brand Affiliated		3,374,457	68.9%	111.5
Independents		1,525,847	31.1%	68.5
Total All Hotels		4,900,304	100%	93.2
According to Smith Travel Research, the lodging industry consisted of 52,558 hotels representing 4.9 million rooms open and operating in the United States at December 31, 2012. The lodging industry consists of independent operators of hotels and those that have joined national hotel franchise chains. Independent operators of hotels not owned or managed by major lodging companies have increasingly joined national hotel franchise chains as a means of remaining competitive with hotels owned by or affiliated with national lodging companies. Over the years, the industry has seen a significant movement of hotels from independent to chain affiliation, with affiliated hotels increasing from 46% of the rooms in the market in 1990 to 68% of the market in 2012. However, the pace of this increase has moderated over the last several years and in 2012 the percentage of rooms in the market affiliated with a chain declined slightly from 69% in 2011 to 68%.
Due to the fact that a significant portion of the costs of owning and operating a hotel are generally fixed, increases in revenues generated by affiliation with a franchise lodging chain can improve a hotel’s financial performance. The large franchise lodging chains, including us, generally provide a number of support services to hotel operators designed to improve the financial performance of their properties including central reservation and property management systems, marketing and advertising programs, training and education programs, revenue enhancement services and relationships with qualified vendors to streamline purchasing processes and make lower cost products available. We believe that national franchise chains with a large number of hotels enjoy greater brand awareness among potential guests than those with fewer hotels, and that greater brand awareness can increase the desirability of a hotel to its potential guests. Furthermore, we believe that hotel operators choose lodging franchisors based primarily on the perceived value and quality of each franchisor’s brand and its services, and the extent to which affiliation with that franchisor may increase the hotel operator profitability.

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
Our fee stream depends on the number of rooms in our system, the gross room revenues generated by our franchisees and effective royalty rates under our franchise contracts. We enjoy significant operating leverage since the variable operating costs associated with the franchise system growth of our established brands have historically been less than incremental royalty fees generated from new franchises. We believe that our business is well positioned in the lodging industry since we benefit from both increases in RevPAR and unit growth from new hotel construction or conversion of existing hotel assets into our system.

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
Strategy. Our mission is a commitment to franchisee profitability by providing our franchisees with hotel franchises that strive to generate the highest return on investment of any hotel franchise. Our business strategy is to create franchise system growth by leveraging Choice’s large and well-known hotel brands, franchise sales capabilities, effective marketing and reservation delivery efforts, training and education programs, RevPAR enhancing services and technologies and financial strength created by our significant free cash flow. We believe our brands’ growth will be driven by our ability to create a compelling return on investment for franchisees. Our strategic objective is to improve profitability of our franchisees by providing services which increase business delivery, reduce hotel operating and development costs, and/or improve guest satisfaction. Specific elements of our strategy include: building strong brands, delivering exceptional services, reaching more consumers and leveraging our size, scale and distribution to reduce costs for hotel owners.
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
We believe each of our brands appeals to targeted hotel owners and guests because of unique brand standards, marketing campaigns, loyalty programs, reservation delivery, service levels and pricing.
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

Franchise System
Revenues from our domestic operations comprised 92% and 91% of our total revenues in 2012 and 2011, respectively. As a result, our description of the franchise system is primarily focused on the domestic operations.
Our standard domestic franchise agreements grant franchisees the non-exclusive right to use certain of our trademarks and receive other benefits of our franchise system to facilitate the operation of their franchised hotel at a specified location. The majority of our standard domestic franchise agreements are 20 years in duration (excluding contracts for MainStay Suites, Suburban Extended Stay Hotel branded hotels and, beginning in 2008, Comfort Inn branded hotels which run for 10 years), with certain rights for each of the franchisor and franchisee to terminate their franchise agreement, such as upon designated anniversaries of the agreement, before the 20th (or 10th, as applicable) year.
Our franchises operate domestically under one of eleven Choice brand names: Comfort Inn, Comfort Suites, Cambria Suites, Quality, Clarion, Ascend Collection, Sleep Inn, Econo Lodge, Rodeway Inn, MainStay Suites and Suburban Extended Stay Hotel. The following table presents key statistics related to our domestic franchise system over the five years ended December 31, 2012.
COMBINED DOMESTIC FRANCHISE SYSTEM

	As of and For the Year Ended December 31,
	2008	2009	2010	2011	2012
Number of properties, end of period	4,716	4,906	4,993	5,001	5,083
Number of rooms, end of period	373,884	388,594	393,535	392,826	396,102
Royalty fees ($000)	$220,411	$196,406	$206,049	$220,047	$235,502
Average royalty rate(1)	4.20%	4.25%	4.29%	4.32%	4.33%
Average occupancy percentage(1)	55.3%	49.4%	51.3%	53.5%	55.5%
Average daily room rate (ADR)(1)	$74.11	$71.24	$70.50	$71.83	$73.60
Revenue per available room (RevPAR)(1),(2)	$40.98	$35.18	$36.18	$38.44	$40.84
____________________________

(1)	Amounts exclude results from Cambria Suites properties open during all periods presented and Ascend Collection properties open during 2008.

(2)	The Company calculates RevPAR based on information as reported to the Company by its franchisees.
According to Smith Travel Research, the total rooms open and operating in the United States at December 31, 2012 totaled approximately 4.9 million rooms of which 8.1% were affiliated with the Choice brands. Choice branded system-wide United States market share as of December 31, 2012 has increased 28 basis points over the past 5 years representing a cumulative annual growth rate of 2.3% compared to the total industry domestic growth rate of 1.5%.
Currently, no individual franchisee or international master franchisee accounts for more than 2% of the Company's total revenues.

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
Clarion: Clarion helps owners of existing mid-scale assets with food and beverage achieve strong returns with reasonable investment. To consumers, Clarion “helps people get together” by providing the amenities and food and beverage services essential to serving the huge midscale business and leisure gatherings market. For owners, Clarion allows a more focused and efficient food and beverage operational model that works well with a variety of conversion property configurations. Clarion hotels provide meeting/banquet facilities with catering, hot breakfast, a simplified menu of basic evening meals, and lounge with at least beer and/or wine selections. Amenities include a pool, business center, and fitness center. Principal competitor brands include Four Points by Sheraton and Radisson.
Quality: Quality helps both guests and owners “get your money's worth” in the mid-scale category.  Quality hotels provide clean, comfortable, and affordable accommodations, as well as the “Value Qs:”  amenities and services that typically include a signature Q Bed, Q Breakfast, Q Shower, Q Service, and the Q Value of free high-speed internet access, a swimming pool and/or an exercise room, and free newspaper. Principal competitor brands include Best Western and Ramada.
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

Econo Lodge: Econo Lodge is the premier brand in the economy hotel category that is an easy stop on the road for value-oriented travelers. Free high speed internet or a premium movie channel and complimentary continental breakfast are just some of the amenities that position Econo Lodge as a great value in the economy category. The brand competes primarily with Days Inn, Super 8 and Red Roof Inn.
Rodeway Inn: Rodeway Inn is a brand also operating in the economy hotel category that offers sensible lodging for travelers on a budget. As part of one of the largest franchise systems in the world, Rodeway offers a welcoming environment at an affordable rate. With free coffee to get guests started in the morning, high-speed internet and a free premium movie channel, Rodeway is a great option for practical travelers. Principal competitor brands include Travelodge and Motel 6.
The following table presents key statistics related to the domestic system for our brands over the five years ended December 31, 2012:

	As of and For the Year Ended December 31,
	2008	2009	2010	2011	2012
COMFORT INN DOMESTIC SYSTEM
Number of properties, end of period	1,462	1,447	1,435	1,399	1,349
Number of rooms, end of period	114,573	113,633	112,169	109,330	105,471
Royalty fees ($000)	$91,913	$80,059	$82,233	$86,107	$90,313
Average occupancy percentage	60.1%	54.1%	55.6%	57.5%	59.4%
Average daily room rate (ADR)	$79.84	$77.10	$77.21	$79.41	$81.55
RevPAR	$48.01	$41.74	$42.93	$45.62	$48.42
COMFORT SUITES DOMESTIC SYSTEM
Number of properties, end of period	541	608	623	616	597
Number of rooms, end of period	42,152	47,301	48,246	47,738	46,045
Royalty fees ($000)	$38,202	$35,134	$38,100	$41,934	$44,764
Average occupancy percentage	61.3%	53.3%	55.2%	58.6%	61.7%
Average daily room rate (ADR)	$89.49	$84.79	$82.48	$83.72	$85.47
RevPAR	$54.82	$45.17	$45.53	$49.09	$52.74
QUALITY DOMESTIC SYSTEM
Number of properties, end of period	908	979	1,012	1,047	1,152
Number of rooms, end of period	85,055	89,336	89,185	91,502	98,078
Royalty fees ($000)	$37,658	$33,725	$35,749	$38,032	$42,073
Average occupancy percentage	52.0%	46.0%	48.1%	50.0%	51.6%
Average daily room rate (ADR)	$71.42	$68.00	$66.81	$67.75	$69.46
RevPAR	$37.15	$31.31	$32.11	$33.86	$35.85
CLARION DOMESTIC SYSTEM(1)
Number of properties, end of period	150	172	192	189	191
Number of rooms, end of period	21,497	24,636	28,711	27,527	27,441
Royalty fees ($000)	$10,733	$8,549	$8,948	$9,708	$10,252
Average occupancy percentage	50.0%	42.2%	43.7%	46.9%	49.4%
Average daily room rate (ADR)	$84.48	$77.79	$75.15	$73.89	$74.94
RevPAR	$42.21	$32.86	$32.86	$34.64	$37.03
SLEEP INN DOMESTIC SYSTEM
Number of properties, end of period	365	392	398	394	387
Number of rooms, end of period	26,867	28,599	28,957	28,568	28,087
Royalty fees ($000)	$16,437	$14,614	$15,050	$15,838	$17,114
Average occupancy percentage	58.5%	51.5%	51.6%	53.6%	56.3%
Average daily room rate (ADR)	$71.91	$69.64	$68.82	$69.96	$72.40
RevPAR	$42.10	$35.86	$35.52	$37.49	$40.77

MAINSTAY SUITES DOMESTIC SYSTEM
Number of properties, end of period	35	37	37	40	41
Number of rooms, end of period	2,694	2,866	2,868	3,093	3,165
Royalty fees ($000)	$1,760	$1,607	$1,715	$2,018	$2,235
Average occupancy percentage	64.2%	57.9%	63.6%	67.7%	70.4%
Average daily room rate (ADR)	$73.72	$70.55	$65.60	$66.16	$69.34
RevPAR	$47.34	$40.82	$41.71	$44.80	$48.81
ECONO LODGE DOMESTIC SYSTEM
Number of properties, end of period	816	792	784	797	817
Number of rooms, end of period	50,812	48,996	48,728	49,483	49,951
Royalty fees ($000)	$17,400	$15,025	$15,068	$15,655	$16,463
Average occupancy percentage	46.9%	43.5%	45.8%	47.5%	48.5%
Average daily room rate (ADR)	$55.58	$54.66	$54.10	$54.71	$55.78
RevPAR	$26.05	$23.78	$24.80	$25.96	$27.05
RODEWAY INN DOMESTIC SYSTEM
Number of properties, end of period	346	372	387	388	410
Number of rooms, end of period	20,302	21,392	21,261	21,627	23,370
Royalty fees ($000)	$3,397	$3,819	$4,257	$4,541	$5,103
Average occupancy percentage	47.5%	43.0%	45.8%	48.7%	50.8%
Average daily room rate (ADR)	$55.04	$52.48	$51.07	$51.87	$53.36
RevPAR	$26.16	$22.54	$23.38	$25.27	$27.13
SUBURBAN EXTENDED STAY HOTEL DOMESTIC SYSTEM
Number of properties, end of period	60	61	64	60	63
Number of rooms, end of period	7,256	7,416	7,685	7,126	7,291
Royalty fees ($000)	$2,444	$2,275	$2,353	$2,537	$2,697
Average occupancy percentage	62.4%	56.3%	63.8%	67.5%	69.7%
Average daily room rate (ADR)	$42.93	$41.51	$39.23	$40.26	$41.61
RevPAR	$26.80	$23.35	$25.03	$27.15	$29.01
CAMBRIA SUITES DOMESTIC SYSTEM
Number of properties, end of period	12	18	23	19	19
Number of rooms, end of period	1,323	2,073	2,700	2,215	2,221
Royalty fees ($000)	$374	$920	$1,447	$2,022	$2,099
Average occupancy percentage(2)	—	—	—	—	—
Average daily room rate (ADR)(2)	—	—	—	—	—
RevPAR(2)	—	—	—	—	—
ASCEND COLLECTION DOMESTIC SYSTEM
Number of properties, end of period	21	28	38	52	57
Number of rooms, end of period	1,353	2,346	3,025	4,617	4,982
Royalty fees ($000)	$93	$679	$1,129	$1,655	$2,389
Average occupancy percentage(2)	—	49.4%	57.6%	60.3%	64.4%
Average daily room rate (ADR)(2)	—	$115.97	$112.50	$113.59	$113.33
RevPAR(2)	—	$57.24	$64.81	$68.44	$72.94
 ____________________________

(1)	Statistics for the Clarion brand reflect the repositioning of 20 units in the fourth quarter of 2008 and 1 unit in the first quarter of 2009 from the Clarion brand to the Ascend Collection.

(2)	Statistics for average occupancy percentage, ADR and RevPAR have been excluded for years in which the brand did not have at least 25 units open and operating.

International Franchise Operations
The Company conducts its international franchise operations through a combination of direct franchising and master franchising relationships. Master franchising relationships are governed by master franchising agreements which generally provide the master franchisee with the right to use and sub-license the use of our brands in a specific geographic region, usually for a fee.

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
As a result of our use of master franchising relationships and international market conditions, revenues from international franchising operations comprised 8% and 9% of our total revenues in 2012 and 2011, respectively while representing approximately 19% of our franchise system hotels open at both December 31, 2012 and 2011.
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
As of December 31, 2012, we had 1,160 franchise hotels open and operating in approximately 30 countries and territories outside of the United States. The following chart summarizes our franchise system outside of the United States.

COMBINED INTERNATIONAL FRANCHISE SYSTEM(1)

	As of and For the Year Ended December 31,
	2008	2009	2010	2011	2012
Number of properties, end of period	1,111	1,115	1,149	1,177	1,160
Number of rooms, end of period	98,642	98,816	101,610	104,379	103,151
Royalty fees ($000)	$23,916	$19,351	$21,647	$25,175	$25,066
____________________________

(1)
Reporting of operating statistics (e.g., average occupancy percentage and average daily room rate) of international franchisees is not required by all master franchise contracts, thus these statistics and RevPAR are not presented for international franchisees.

Scandinavia. We conduct our operations in Scandinavia through a master franchise relationship with Nordic Choice Commercial Services A/S ("NCH"), formerly known as Choice Hotels Scandinavia. As of December 31, 2012, NCH had 163 open properties in its development territory, which includes Denmark, Norway and Sweden on an exclusive basis and Latvia and Lithuania on a non-exclusive basis. The Company’s master franchise agreement with NCH grants rights to the Comfort, Quality, Sleep and Clarion brand and expires in 2023. Through a separate agreement signed in 2010, we have also granted NCH limited rights to franchise Ascend Collection hotels in its territory.
Japan. The Company conducts its operations in Japan through a master franchise relationship with Choice Hotels Japan Co. Ltd (“CHJ”). CHJ possesses exclusive rights to develop the Comfort and Quality brands and non-exclusive rights to the Sleep and Clarion brands. Giving effect to an extension signed in 2012, the Company’s master franchise agreement with CHJ expires in December 2023. As of December 31, 2012, CHJ had 52 open properties.
Continental Europe. The Company conducts franchising operations in continental Europe through two wholly-owned subsidiaries, Choice Hotels Franchise GmbH ("Choice GmbH") and Choice Hotels France SAS in the Czech Republic, France, Germany, Italy, Portugal and Switzerland. At December 31, 2012, the Company’s subsidiaries had 203 properties open and operating in continental Europe. As of January 1, 2013, the Company's operations in the territory formerly conducted directly by Choice GmbH (including Germany, Italy, Czech Republic and portions of Switzerland) will be conducted by Choice GmbH on behalf of its parent company, Choice Hotels Licensing B.V. ("Choice BV").
Ireland. In August 2007, the Company entered into a ten year master franchising agreement with Ireland-based Cordelle Enterprises, doing business as Choice Hotels Ireland (“CHR”), for the exclusive right to develop our Clarion, Quality and Comfort brands in Ireland and Northern Ireland. Giving effect to an extension signed in 2012, the master franchise agreement with CHR expires in 2027. As of December 31, 2012, CHR had 10 properties open and operating in Ireland and Northern Ireland.
United Kingdom. The Company conducts direct franchising operations in the United Kingdom through Choice BV. At December 31, 2012, the Company’s subsidiary had 38 properties open and operating in the United Kingdom.
Canada. We conduct our operations in Canada for all of our brands except Cambria Suites, MainStay Suites and Suburban Extended Stay Hotel through Choice Hotels Canada Inc. (“CHC”) a joint venture owned 50% by us and 50% by InnVest Management Holdings Ltd. CHC is one of the largest lodging organizations in Canada with 304 of our franchised properties open and operating as of December 31, 2012. The Company conducts direct franchising operations for its extended stay and Cambria Suites brands in Canada through its wholly-owned subsidiary, Choice Hotels International Licensing ULC, and had 4 properties open and operating at December 31, 2012.
India. Prior to 2010, the Company had a 40% equity interest in our master franchisee, Choice Hospitality (India) Ltd (“CHN”). In the first quarter of 2010, we acquired the remaining 60% ownership interest in CHN. Prior to our acquisition, CHN conducted franchising operations for our Quality, Comfort, Clarion and Sleep brands in the Republics of India, Sri Lanka, Maldives and the Kingdom of Nepal under a master franchise agreement. In connection with our acquisition, CHN was converted into a private company, Choice Hospitality (India) Private Ltd, the master franchise agreement was terminated and all future franchise development rights possessed by CHN reverted to Choice BV. In addition, Choice BV entered into a 20-year master franchise agreement with Inovoa Hotels and Resorts Private Limited to franchise our Clarion brand in India. However, Choice BV terminated this master franchise agreement in 2012 and Choice BV now acts as the franchisor of our Comfort, Quality, Sleep and Clarion brands in India. As of December 31, 2012, the Choice BV and CHN entities had 24 properties open and operating.
Australasia. The Company conducts direct franchising operations in Australia, New Zealand, and Singapore through a wholly-owned subsidiary, Choice Hotels Australasia Pty. Ltd. (“CHA”). As of December 31, 2012, CHA had 263 franchised properties open and operating in Australasia.
Mexico. The Company’s wholly-owned subsidiary Choice Hotels Mexico S. de R.L. de C.V. (“CHM”) conducts direct franchising operations in Mexico on behalf of Choice BV, which acts as the franchisor in Mexico. CHM is focused on establishing Clarion, Quality, Sleep and Comfort brands through conversion of hotels in Mexico. At December 31, 2012, the Company’s subsidiary had 20 properties open and operating.
South America. We conduct our operations in Brazil and certain other South American territories through a non-exclusive master franchise relationship with Atlantica Holdings International, Ltd. (“Atlantica”). As of December 31, 2012, Atlantica had 59 open properties in its development territory. The Company’s master franchise agreement with Atlantica grants rights to the Comfort, Quality, Sleep and Clarion brands. The agreement was executed in 2001 and has a term of twenty years with certain rights by both parties to terminate the contract early.
Central America. We conduct our operations in certain Central American territories through an exclusive master franchise relationship with Real Hotels and Resorts, Inc. (“Real”). As of December 31, 2012, Real had 15 open properties in its development territory which consists of Costa Rica, Dominican Republic, El Salvador, Guatemala, and Honduras. The Company’s master franchise agreement with Real grants rights to the Comfort, Quality, Sleep and Clarion brands. The agreement was executed in 1994 and has a term of twenty years. Through a separate agreement signed in 2011, we have also granted Real limited non-exclusive rights to franchise Ascend Collection hotels in Costa Rica, Honduras and Panama.
Other International Relationships. We also have non-exclusive master development and area representative arrangements in place with local hotel management and franchising companies doing business in China. In addition, the Company has direct franchise relationships with properties in Malaysia and Jordan.

The following table summarizes Choice’s non-domestic franchise system as of December 31, 2012:

	Comfort	Comfort Suites	Quality	Clarion	Sleep	Ascend	Mainstay	Suburban	Econo Lodge	Rodeway	Total
Australia	131	—	67	7	—	—	—	—	22	—	227
Canada	—	—	—	—	—	—	2	2	—	—	4
Czech Republic	—	—	—	8	—	—	—	—	—	—	8
France	77	3	34	8	—	—	—	—	—	—	122
Germany	18	—	17	4	—	—	—	—	—	—	39
India	11	—	11	2	—	—	—	—	—	—	24
Italy	5	—	12	6	—	—	—	—	—	—	23
Jordan	—	—	1	—	—	—	—	—	—	—	1
Malaysia	—	—	1	—	—	—	—	—	—	—	1
Mexico	8	—	12	—	—	—	—	—	—	—	20
New Zealand	10	—	15	4	—	—	—	—	6	—	35
Portugal	4	—	2	1	—	—	—	—	—	—	7
Singapore	—	—	1	—	—	—	—	—	—	—	1
Switzerland	3	—	—	1	—	—	—	—	—	—	4
United Kingdom	19	—	16	3	—	—	—	—	—	—	38
Direct Franchise Agreements	286	3	189	44	—	—	2	2	28	—	554
Brazil	18	7	25	3	6	—	—	—	—	—	59
Canada*	147	4	80	7	2	7	—	—	54	3	304
China	2	1	—	—	—	—	—	—	—	—	3
Costa Rica	—	—	1	—	1	1	—	—	—	—	3
Denmark	—	—	1	2	—	—	—	—	—	—	3
Dominican Republic	—	—	1	—	—	—	—	—	—	—	1
El Salvador	3	—	1	1	—	—	—	—	—	—	5
Guatemala	—	—	—	1	—	—	—	—	—	—	1
Honduras	—	—	—	5	—	—	—	—	—	—	5
Ireland	—	—	3	7	—	—	—	—	—	—	10
Japan	51	—	1	—	—	—	—	—	—	—	52
Latvia	—	—	—	1	—	—	—	—	—	—	1
Lithuania	1	—	—	—	—	—	—	—	—	—	1
Norway	18	—	40	26	—	1	—	—	—	—	85
Sweden	11	—	24	32	—	6	—	—	—	—	73
Master Franchise Agreements	251	12	177	85	9	15	—	—	54	3	606
Total Number of Properties	537	15	366	129	9	15	2	2	82	3	1,160
____________________________

*	The Company has made an equity investment in this master franchisor.

The following table presents key worldwide system size statistics as of and for the year ended December 31, 2012:

	Open and Operational		Approved for Development
	Hotels	Rooms	Hotels	Rooms	Additions	Repositionings	Terminations
Comfort	1,886	145,283	97	7,680	38	(26)	(79)
Comfort Suites	612	47,970	78	5,792	11	(5)	(22)
Quality	1,518	135,733	71	5,404	143	23	(65)
Ascend Collection	72	7,251	21	2,342	12	—	(3)
Clarion	320	43,717	27	2,789	28	1	(36)
Sleep Inn	396	29,067	49	3,411	10	(5)	(13)
MainStay Suites	43	3,383	29	2,226	4	—	(3)
Econo Lodge	899	53,693	28	2,032	63	13	(49)
Rodeway Inn	413	23,485	36	2,020	45	(1)	(22)
Suburban	65	7,450	20	1,781	7	—	(4)
Cambria Suites	19	2,221	26	3,492	1	—	(1)
Totals	6,243	499,253	482	38,969	362	—	(297)

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
Our franchise sales organization is structured to support the Company’s efforts to leverage its core strengths in order to take advantage of opportunities for further growth. The franchise sales organization employs both sales managers as well as franchise sales directors. This organization emphasizes the benefits of affiliating with the Choice system, our commitment to improving hotel profitability, our central reservation delivery services, our marketing and customer loyalty programs, our training and support systems (including our proprietary property management systems) and our Company’s track record of growth and profitability to potential franchisees. Franchise sales directors are assigned to specific brands to leverage their brand expertise to enhance product consistency and deal flow. Our sales managers ensure each prospective hotel is placed in the appropriate brand, facilitate teamwork and information sharing amongst the sales directors and provide better service to our potential franchisees. The structure of this organization supports the Company’s efforts to leverage its core strengths in order to take advantage of opportunities for further growth. Integrating our brands and strategies allow our brand teams to focus on understanding, anticipating and meeting the unique needs of our customers.
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
Investment, Financing and Guaranty Franchisee Support
Our board of directors previously authorized us to enter into programs which permit us to offer financing, investment, and guaranty support to qualified franchisees as well as to acquire and resell real estate to incent franchise development for certain brands in strategic markets. We expect to opportunistically deploy capital over the next several years and our current expectation is that our annual investment in these programs will range from $20 million to $40 million. However, our actual investment in these programs will be dependent on market and other conditions.

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
Either party to our standard domestic franchise agreement can terminate the agreement prior to the conclusion of the agreement’s term under certain circumstances, such as upon designated anniversaries of the agreement, subject to applicable law. Early termination options give us flexibility in eliminating or re-branding properties for reasons other than contractual failure by the franchisee. This allows us the opportunity to strengthen our brand portfolio in various markets by replacing weaker performing hotels. We also have the right to terminate a franchise agreement if a franchisee fails to bring the property into compliance with contractual or quality standards within specified periods of time. The franchise agreements also typically contain liquidated damage provisions which represent a fair measure of compensation that our franchisee and we agree should be paid to us upon a specific breach of the franchise agreement. Master franchise agreements typically contain provisions permitting us to terminate the agreement for failure to meet a specified development schedule.
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

Our standard franchise fees are as follows:
QUOTED FEES BY BRAND AS OF DECEMBER 31, 2012

Brand	Initial Fee Per Room/Minimum	Royalty Fees	Combined Marketing and Reservation System Fee
Cambria Suites	500/$60,000	5.00%	4.00%
Comfort Inn	500/$50,000	5.65%	3.85%
Comfort Suites	500/$50,000	5.65%	3.85%
Quality Inn	300/$35,000	4.65%	3.85%
Ascend Collection	375/$30,000	4.00%	2.50%
Clarion	300/$40,000	4.25%	3.25%
Sleep Inn	300/$40,000	4.65%	3.85%
MainStay Suites	300/$30,000	5.00%	2.50%
Econo Lodge	250/$25,000	4.50%	3.50%
Rodeway Inn	125/$10,000	(1)	(2)
Suburban Extended Stay Hotel	225/$30,000	5.00%	2.50%
____________________________

(1)	Royalty rate is $31.00 per room per month.

(2)	Combined marketing and reservation system fees are $13.00 to $15.00 per room per month depending on the size of the hotel.
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
Central Reservation System (“CRS”). On average, approximately one-third of the gross room revenue booked at domestic franchised properties is reserved through our central reservation system, which consists of our toll-free telephone reservation system, our proprietary internet site, mobile phone and tablet reservation applications, interfaces with global distribution systems, and other internet reservations sites. Our toll-free telephone reservation system primarily utilizes third party call center service providers. Reservation agents trained on the reservation system can match each caller with a Choice-branded hotel meeting the caller’s needs. Our CRS provides a data link to our franchised properties as well as to airline reservation systems such as Amadeus, Galileo, SABRE and Worldspan that facilitate the reservation process for travel agents and corporate travelers. We also offer our rooms for sale on our own proprietary internet site (www.choicehotels.com) as well as those of other travel companies.
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
Property Management Systems. Our proprietary property and yield management system, choiceADVANTAGE, is designed to help franchisees maximize profitability and compete more effectively by managing their room inventory, rates and reservations. choiceADVANTAGE synchronizes each hotel’s inventory with our central reservation system, giving our reservation sales agents last room sell capabilities at every hotel. Our property management system also includes a revenue management feature that calculates and suggests optimum rates based on each hotel’s past performance and projected occupancy. These tools are critical to business delivery and yield improvement as they facilitate a franchisees’ ability to effectively manage hotel operations, determine appropriate rates, drive occupancy and participate in our marketing programs. As a pure web-based solution, the choiceADVANTAGE system reduces each hotel’s investment in on-site computer equipment resulting in a lower total cost of ownership for property management systems than traditional on-site solutions.
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
We operate a loyalty program, Choice Privileges, for all of the Choice brands to attract and retain travelers by rewarding frequent stays with points towards free hotel stays and other rewards. Choice Privileges participants earn points redeemable for free stays in Choice brand properties. The Company also offered guests the ability to earn airline miles for qualifying stays redeemable for flights with various airline partners as well as redeem points for gift certificates at participating retailers. These programs allow us to conduct lower cost, more targeted marketing campaigns to our consumers, deliver incremental business to our franchised hotels and is an important selling point for our franchise sales personnel. Choice Privileges members contribute approximately a third of the Company’s domestic gross room revenues and the program had more than 16.5 million members worldwide as of December 31, 2012. Growing the membership of the Choice Privileges program will continue to be a focus of the Company.
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
Opening Services. We maintain an opening services department who ensure that incoming hotels meet or exceed brand standards and are properly displayed in our various reservation distribution systems to ensure that each incoming hotel opens successfully. We also maintain a design and construction department to assist franchisees in refurbishing, renovating, or constructing their properties prior to or after joining the system. Department personnel assist franchisees in meeting our brand specifications by providing technical expertise and cost-savings suggestions.
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

Regulation
The Federal Trade Commission (the “FTC”), various states and certain other foreign jurisdictions (including Australia, France, Canada, and Mexico) regulate the sale of franchises. The FTC requires franchisors to make extensive disclosure to prospective franchisees but does not require registration. A number of states in which our franchises operate require registration and disclosure in connection with franchise offers and sales. In addition, several states have “franchise relationship laws” that limit the ability of the franchisor to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. While our franchising operations have not been materially adversely affected by such regulations, we cannot predict the effect of future regulation or legislation.
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
Employees
We employed approximately 1,095 people in our domestic operations as of February 15, 2013. None of our employees are represented by unions or covered by collective bargaining agreements. We consider our relations with our employees to be good.

EXECUTIVE OFFICERS OF CHOICE HOTELS INTERNATIONAL, INC.
The name, age, title, present principal occupation, business address and other material occupations, positions, offices and employment of each of the executive officers of the Company as of December 31, 2012 are set forth below. The business address of each executive officer is 10750 Columbia Pike, Silver Spring, Maryland 20901.

Name	Age	Position
Stewart W. Bainum, Jr.	66	Chairman of the Board of Directors
Stephen P. Joyce	52	President and Chief Executive Officer
David L. White	44	Senior Vice President, Chief Financial Officer & Treasurer
Patrick S. Pacious	46	Executive Vice President, Global Strategy & Operations
Simone Wu	48	Senior Vice President, General Counsel, Corporate Secretary & Chief Compliance Officer
Alexandra Jaritz	39	Senior Vice President, Brand Strategy & Marketing
David A. Pepper	45	Senior Vice President, Global Development
Patrick J. Cimerola	44	Senior Vice President, Human Resources and Administration
Scott E. Oaksmith	41	Controller
Stewart W. Bainum, Jr. Director from 1977 to 1996 and since 1997. Chairman of the Board of Choice Hotels International, Inc., from March 1987 to November 1996 and since October 1997; Director of the Board of Realty Investment Company, Inc., a real estate management and investment company, since December 2005 and Chairman from December 2005 through June 2009; Director of the Board of Sunburst Hospitality Corporation, a real estate developer, owner and operator, since November 1996 and Chairman from November 1996 through June 2009. He was a director of Manor Care, Inc., from September 1998 to September 2002, serving as Chairman from September 1998 until September 2001. From March 1987 to September 1998, he was Chairman and Chief Executive Officer of Manor Care, Inc. He served as President of Manor Care of America, Inc., and Chief Executive Officer of ManorCare Health Services, Inc., from March 1987 to September 1998, and as Vice Chairman of Manor Care of America, Inc., from June 1982 to March 1987.
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
Patrick S. Pacious. Executive Vice President, Global Strategy & Operations since February 2011. He was Senior Vice President Corporate Strategy and Information Technology from August 2009 to February 2011. He was Senior Vice President, Corporate Development and Strategy from December 2007 to August 2009. He was Vice President, Corporate Development and Innovation from May 2006 to December 2007 and was Senior Director of Corporate Strategy from July 2005 to May 2006. Prior to joining the Company, he was employed by Bearingpoint Inc. as a Senior Manager from 2002 until 2005 and Arthur Andersen Business Consulting LLP as a Senior Manager from 1996 until 2002.
Simone Wu. Senior Vice President, General Counsel, Corporate Secretary & Chief Compliance Officer since joining the company in February 2012. Prior to joining the Company, she was employed by XO Communications and its affiliates as Executive Vice President, General Counsel and Secretary from 2011 until 2012, Senior Vice President, General Counsel and Secretary from 2006 to 2011, Vice President, the acting General Counsel and Secretary from 2005 to 2006, Vice President and Assistant General Counsel from 2004 until 2005, and Senior Corporate Counsel from 2001 until 2004. Before that she was Vice President of Legal and Business Affairs at LightSource Telecom, held legal and business positions at MCI and AOL, and began her legal career in 1989 at Skadden, Arps, Slate, Meagher & Flom.
Alexandra Jaritz. Senior Vice President, Brand Strategy & Marketing since June 2011. She was Senior Vice President of Brand Planning from September 2010 to June 2011; Vice President, Brand Planning & Management from March

2008 to September 2010; Vice President, Brand Strategy from October 2007 to March 2008; Vice President, Property Level Performance from January 2007 to October 2007; Vice President, Development Operations from December 2005 to January 2007; Senior Director, Brand Strategy from February 2004 to December 2005 and Director, Strategic Planning from July 2001 to February 2004.
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
A significant portion of our revenue is derived from fees based on room revenues at hotels franchised under our brands. As such, our business is subject, directly or through our franchisees, to the following risks common in the lodging and franchising industry, among others:

•	changes in the number of hotels operating under franchised brands;

•	changes in the relative mix of franchised hotels in the various lodging industry price categories;

•	changes in occupancy and room rates achieved by hotels;

•	desirability of hotel geographic location;

•	changes in general and local economic and market conditions, which can adversely affect the level of business and leisure travel, and therefore the demand for lodging and related services;

•	level of consumer unemployment;

•	increases in operating costs that may not be able to be offset by increases in room rates;

•	increases in corporate-level operating costs resulting in lower operating margins;

•
over-building in one or more sectors of the hotel industry and/or in one or more geographic regions, could lead to excess supply compared to demand, and to decreases in hotel occupancy and/or room rates;

•	the availability and cost of capital to allow hotel owners and developers to build new hotels and fund investments;

•	changes in travel patterns;

•	travelers’ fears of exposure to contagious diseases or insect infestations in hotel rooms;

•	changes in governmental regulations that influence or determine wages, benefits, prices or increase operating, maintenance or construction costs of our franchisees;

•	travel restrictions (whether security-related or otherwise) imposed by governmental authorities that have the effect of discouraging or limiting travel to and from certain jurisdictions;

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

•	the financial condition of franchisees and travel related companies;

•	franchisors’ ability to develop and maintain positive relations with current and potential franchisees; and

•	changes in exchange rates or sustained economic weakness in the United States (affecting domestic travel) and internationally could also unfavorably impact future results.
Acquisition and development of new brands and markets.
From time-to-time, we consider acquisitions of new brands that complement our current portfolio of brands as well as expansion of our brands in international markets. In many cases, we will be competing for these opportunities with third parties who may have substantially greater financial resources or different or lower acceptable financial metrics than we do. There can be no assurance that we will be able to identify acquisition candidates, acceptable new markets or complete transactions on commercially reasonable terms or at all. If transactions are consummated or new markets entered, there can be no assurance that any anticipated benefits will actually be realized. Similarly, there can be no assurance that we will be able to obtain additional financing for acquisitions or investments, or that the ability to obtain such financing will not be restricted by the terms of our debt agreements.
We have recently developed and launched additional hotel brands, such as Cambria Suites and Ascend Collection, and may develop and launch additional brands in the future. In addition, we plan to expand the distribution of existing brands in international markets. There can be no assurance regarding the level of acceptance of these brands in the development and consumer marketplaces, that costs incurred to develop the brands or expand in international markets (including advances for system services we provide) will be recovered or that the anticipated benefits from these new brands or markets will be realized.
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
Our success and growth prospects depend on the strength and desirability of our brands. We believe that hotel operators choose lodging franchisors based primarily on the value and quality of each franchisor’s brand and services, the extent to which affiliation with that franchisor may increase the hotel operator’s reservations and profits, and the franchise fees charged. Demographic, economic or other changes in markets may adversely affect the desirability of our brands and, correspondingly, the number of hotels franchised under the Choice brands.
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
We may have disputes with the owners of our franchised hotels or their representative franchisee associations.
Our responsibilities under our franchise agreements may be subject to interpretation and may give rise to disagreements in some instances. Such disagreements may be more likely when hotel returns are depressed as a result of economic conditions. We seek to resolve any disagreements in order to develop and maintain positive relations with current and potential hotel owners as well as their representative franchisee associations. However, failure to resolve such disagreements could result in litigation with outcomes that may be adverse to our economic interests.
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
As a result of our program to make financial support available to developers in the form of loans, credit support, such as guarantees, and equity investments, we are subject to investment and credit risks that we would not otherwise be exposed to as a franchisor. In particular, when we make loans to franchisees, agree to provide loan guarantees for the benefit of franchisees, or make equity investments in franchisees, we are subject to all generally applicable credit and investment risks, such as (1) construction delays, cost overruns, or acts of God such as earthquakes, hurricanes, floods or fires that may increase overall project costs or result in project cancellations; (2) the possibility that the parties with which we have entered into a co-investment, financing or guaranty relations could become bankrupt or otherwise lack the financial resources to meet their obligations, or could have or develop business interests, policies or objectives that are inconsistent with ours; and (3) that the conditions within credit or capital markets may limit the ability of franchisees to raise additional debt or equity that may be required for completion of projects. In addition to general credit and capital market risks, we face specific risks stemming from our ability to assess the existing and future financial strength of the franchisee and its principals, the development/construction abilities of the franchisee, the expected performance of the hotel in light of the forecasted general, regional and market-specific economic climate, and the ability to negotiate for, value, and if necessary collect security for our loans or obligations. If we do not accurately assess these risks, our assumptions used to make these estimates prove inaccurate, or situations in the credit market or hospitality industry change in a manner we did not anticipate, our loans and investments may become impaired and/or we may be required to make payment under guarantees we have issued. In such instances, there is no assurance that we will be able to recover any or all of such impaired or paid amounts, in which case we will experience losses which could be material.
Development activities that involve our investment in real estate to stimulate the development of new brands may result in exposure to losses
The Company has engaged in a program to identify real estate for potential developers to acquire and be utilized for Cambria Suites development. The Company’s intent is to identify potential development sites so that developers may acquire the site and commence construction of a Cambria Suites. However, in certain circumstances, the Company has acquired the real estate prior to identifying a potential developer for the project. As a result, we are subject to the investment risk that we would not otherwise be exposed to as a franchisor. In particular, we face specific risks stemming from (1) our ability to assess the fair market value of the real estate; (2) the location’s suitability for development as a Cambria Suites; (3) the availability of zoning or other local approvals needed for development; and (4) the availability and pricing of capital. Although we actively seek to minimize these risks prior to acquiring real estate, there is no assurance that we will be able to recover the costs of our investments in which case we will experience losses which could be material.

Investing through joint ventures decreases our ability to manage risk

We have invested, and expect to continue to invest in real estate and other hospitality related joint ventures. Joint venturers often have shared control over the operation of the joint venture assets and therefore these investments may involve risks such as the possibility that the co-venturer in an investment might become bankrupt or not have the financial resources to meet its obligations, or have economic or business interests or goals that are inconsistent with our business interests or goals. Consequently, actions by a co-venturer might subject us to additional risk or result in actions that are inconsistent with our business interests or goals.
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
We have franchised properties open and operating in over 30 countries and territories outside of the United States. We also have investments in foreign hotel franchisors. International operations generally are subject to greater political and other risks than those affecting United States operations. In certain countries, these risks include the risk of war or civil unrest, expropriation and nationalization. In addition, the laws of some international jurisdictions do not adequately protect our intellectual property and restrict the repatriation of non-United States earnings. Various international jurisdictions also have laws limiting the right and ability of non-United States entities to pay dividends and remit earnings to affiliated companies unless specified conditions have been met. In addition, revenues from international jurisdictions typically are earned in local currencies, which subjects us to risks associated with currency fluctuations. Currency devaluations and unfavorable changes in international monetary and tax policies could have a material adverse effect on our profitability and financing plans, as could other changes in the international regulatory climate and international economic conditions. We intend to continue to expand internationally, which would make the risks related to our international operations more significant over time.
We are subject to certain risks related to our indebtedness.
As the result of the Company's $600 million special cash dividend paid in August 2012, we have substantially increased our level of indebtedness. There can be no assurance in the future that we will generate sufficient cash flow from operations or through asset sales to meet our debt service obligations. Our present indebtedness and future borrowings could have important adverse consequences to us, such as:

•	making it more difficult for us to satisfy our obligations with respect to our existing indebtedness;

•	limiting our ability to obtain additional financing;

•
requiring a substantial portion of our cash flow to be used for principal and interest payments on the debt, thereby reducing our ability to use cash flow to fund working capital, capital expenditures, pay dividends and repurchase our common stock;

•	limiting our ability to respond to changing business, industry and economic conditions and to withstand competitive pressures, which may affect our financial condition;

•
causing us to incur higher interest expense in the event of increases in interest rates on our borrowings that have variable interest rates or in the event of refinancing existing debt at higher interest rates;

•	limiting our ability to make investments or acquisitions;

•	increasing our vulnerability to downturns in our business, our industry or the general economy and restricting us from making improvements or acquisitions or exploring business opportunities;

•	placing us at a competitive disadvantage to competitors with less debt or greater resources; and

•	subjecting us to financial and other restrictive covenants in our indebtedness the non-compliance with which could result in an event of default.
We cannot assure you that our business will generate sufficient cash flow from operations to enable us to pay our indebtedness or to fund our other liquidity needs. If we fail to generate sufficient cash flow from future operations to meet our debt service obligations, we may need to refinance all or a portion of our debt on or before maturity. We cannot assure you that we will be able to refinance any of our debt on attractive terms, commercially reasonable terms or at all, particularly because of our increased levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt. Our future operating performance and our ability to service, extend or refinance our indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.
A portion of our borrowings are at variable rates of interest, and to the extent not protected with interest rate hedges, could expose us to market risk from adverse changes in interest rates. Unless we enter into interest rate hedges, if interest rates increase, our debt service obligations on the variable-rate indebtedness could increase significantly even though the amount borrowed would remain the same.
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
The Federal Trade Commission (the “FTC”), various states and certain foreign jurisdictions where we market franchises regulate the sale of franchises. The FTC requires franchisors to make extensive disclosure to prospective franchisees but does not require registration. A number of states in which our franchisees operate require registration and disclosure in connection with franchise offers and sales. In addition, several states in which our franchisees operate have “franchise relationship laws” that limit the ability of the franchisor to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. While our business has not been materially affected by such regulation, there can be no assurance that this will continue or that future regulation or legislation will not have such an effect.
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
Our business requires the collection and retention of large volumes of internal and customer data, including credit card numbers and other personally identifiable information of our employees and customers as such information is entered into, processed, summarized, and reported by the various information systems we use. The integrity and protection of that customer, employee, and company data is critical to us. Our customers have a high expectation that we will adequately protect their personal information, and the regulatory environment surrounding information security and privacy is increasingly demanding, both in the United States and in the international jurisdictions in which we operate. If the Company fails to maintain compliance with the various United States and international laws and regulations applicable to the protection of such data or with the Payment Card Industry (“PCI”) data security standards, the Company’s ability to process such data could be adversely impacted and expose the Company to fines, litigation or other expenses or sanctions.
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
The Company utilizes third party operators to provide significant franchise services, such as providing general reservation call center services, providing loyalty member call center support, inspecting its franchisees and providing support for the use of its property management system. The failure of any third-party operator to make decisions, perform their services, discharge their obligations, deal with regulatory agencies, and comply with laws, rules and regulations could result in material adverse consequences to our business.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
Our principal executive offices are located at 10750 Columbia Pike, Silver Spring, MD 20901 and are leased from a third party. The Company has entered into a new lease agreement to move its principal executive offices to Rockville, MD and expects to relocate to this new location during 2013.
We lease one office building and own a second office building in Phoenix, AZ, which houses our reservation and property systems’ information technology operations. We also own a reservation center in Grand Junction, CO. The Company also leases office space for regional offices in Australia, England, Canada, Germany, Italy, France, India, Mexico and Chevy Chase, MD.
We own three MainStay Suites hotels located in Brentwood, TN, Pittsburgh, PA and Greenville, SC. In addition, the Company owns various parcels of real estate held for sale to third-party developers for the potential development of Cambria Suites hotels in El Segundo, CA, Orlando, FL and Rockland, MA.
Management believes that the Company’s existing properties are sufficient to meet its present needs and does not anticipate any difficulty in securing additional or alternative space, as needed, on terms acceptable to the Company. In addition, we believe that all properties owned and leased are in generally good physical condition with the need for only routine repairs and maintenance and periodic capital improvements.

Item 3.	Legal Proceedings.
The Company is not a party to any litigation other than routine litigation incidental to its business. The Company's management does not expect the outcome of any of its currently ongoing legal proceedings, individually or collectively, will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures.

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The shares of the Company’s common stock are listed and traded on the New York Stock Exchange. The following table sets forth information on the high and low sales prices of the Company’s common stock and cash dividends declared per share for each quarterly period for the two most recently completed years.

QUARTERLY MARKET PRICE RANGE OF COMMON STOCK AND CASH DIVIDENDS DECLARED

	Market Price Per Share		Cash Dividends Declared Per Share
Quarters Ended	High	Low
2011
March 31,	$41.30	$36.65	$0.185
June 30,	$41.42	$31.93	$0.185
September 30,	$34.86	$26.43	$0.185
December 31,	$39.43	$28.36	$0.185
2012
March 31,	$39.14	$35.01	$0.185
June 30,	$42.29	$34.80	$0.185
September 30,	$44.48	$31.06	$10.595	(1)
December 31,	$33.68	$30.40	$0.185
(1) Dividends declared during the third quarter of 2012 include a $10.41 special cash dividend per common share and a regular quarterly dividend of $0.185 per common share.
The Company currently maintains the payment of a quarterly dividend on its common shares outstanding, however, the declaration of future dividends are subject to the discretion of the board of directors. We expect that regular quarterly cash dividends will continue to be paid at a comparable rate in the future, subject to future business performance, economic conditions and changes in the current income tax regulations. In addition, the Company may not make dividend payments if there is an existing event of default under its senior secured credit facility or if the payment would create an event of default. Furthermore, if the Company's total leverage exceeds 4.50 to 1, the Company is generally restricted from paying aggregate dividends in excess of $50 million during any calendar year.

As of February 15, 2013, there were 1,586 holders of record of the Company’s common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the year ended December 31, 2012.

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1),(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2012	90,978	$36.42	90,978	1,865,584
February 29, 2012	161,241	36.29	110,077	1,755,507
March 31, 2012	152,302	37.35	148,304	1,607,203
April 30, 2012	162,025	37.28	161,927	1,445,276
May 31, 2012	33,537	38.11	26,285	1,418,991
June 30, 2012	—	—	—	1,418,991
July 31, 2012	733	38.65	—	1,418,991
August 31, 2012	—	—	—	1,418,991
September 30, 2012	792	32.32	—	1,418,991
October 31, 2012	40	31.09	—	1,418,991
November 30, 2012	—	—	—	1,418,991
December 31, 2012	11,028	32.43	—	1,418,991
Total	612,676	$36.86	537,571	1,418,991
____________________________

(1)
The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998 and has 1,418,991 shares remaining under authorization. The program has no fixed dollar amount or expiration date.

(2)
During the year ended December 31, 2012, the Company redeemed 75,105 shares of common stock from employees to satisfy the option price and minimum tax-withholding requirements related to the vesting of options and restricted stock grants. These redemptions were not part of the board repurchase authorization.

STOCKHOLDER RETURN PERFORMANCE

The graph below compares the cumulative 5-year total return of holders of Choice Hotels International, Inc.'s common stock with the cumulative total returns of the NYSE Composite index and the S&P Hotels, Resorts & Cruise Lines index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2007 to December 31, 2012.

	12/07	6/08	12/08	6/09	12/09	6/10	12/10	6/11	12/11	6/12	12/12
Choice Hotels International, Inc.	100.00	80.62	93.25	83.71	100.77	97.25	124.43	109.59	126.36	133.89	151.64
NYSE Composite	100.00	90.11	60.74	63.33	77.92	71.01	88.36	93.39	84.96	89.92	98.55
S&P Hotels, Resorts & Cruise Lines	100.00	79.23	51.88	59.99	80.85	83.71	123.93	110.27	100.06	118.70	125.26

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data.
Company results (in millions, except per share data)

	As of and for the year ended December 31,
	2008	2009	2010	2011	2012
Total Revenues	$641.7	$564.2	$596.1	$638.8	$691.5
Net Income	$100.2	$98.3	$107.4	$110.4	$120.7
Basic Earnings per Share	$1.61	$1.64	$1.80	$1.86	$2.08
Diluted Earnings per Share	$1.59	$1.63	$1.80	$1.85	$2.07
Total Assets	$328.2	$340.0	$411.7	$447.7	$510.8
Long-Term Debt	$284.4	$277.7	$251.6	$252.0	$847.2
Cash Dividends Declared Per Common Share	$0.71	$0.74	$0.74	$0.74	$11.15

Matters that affect the comparability of our annual results are as follows:

•
Net income in 2008 included expenses related to the acceleration of the Company’s management succession plan totaling $6.6 million, termination benefits for non-executive employees totaling $3.5 million and the establishment of reserves for impaired notes receivable totaling $7.6 million. These items represented a decline in diluted EPS of $0.18 per share.

•
Net income in 2009 included termination benefits expense totaling $4.6 million, $1.2 million of additional expenses due to the curtailment of the Company’s Supplemental Executive Retirement Plan resulting from the freezing of benefits payable under the plan and a $1.5 million loss related to a sublease of office space and related impairment charges to the space’s leasehold improvements. These items represented a decline in diluted EPS of $0.08 per share.

•
Net income in 2010 included termination benefits expense totaling $1.7 million resulting from the termination of certain employees. In addition, the Company’s income tax expense included an adjustment of $3.3 million to our deferred tax assets and the identification of $1.6 million of additional federal income tax benefits, partially offset by an increase of $1.6 million related to the identification of unrecognized tax positions. These items represented an increase in diluted EPS of $0.04 per share.

•
Net income in 2011 was reduced by termination benefits totaling $4.4 million resulting from the termination of certain employees and a $1.8 million loss on assets held for sale resulting from the Company reducing the carrying amount of a parcel of land held for sale to its estimated fair value. In addition, the Company's income tax expense was reduced due to the identification of $1.4 million of changes in unrecognized tax positions and the identification of $2.8 million of additional federal tax benefits. Additionally, an adjustment to our current federal taxes payable of $1.4 million reduced our effective tax rate. These items represented a net increase in diluted EPS of $0.16 per share.

•
Net income in 2012 was reduced by termination benefits of $0.5 million resulting from the termination of certain employees and a $1.8 million loss on the settlement of the Company's Supplemental Executive Retirement Plan. The Company's 2012 net income was further reduced by the issuance of unsecured senior notes in the principal amount of $400 million as well as a $350 million senior secured credit facility to pay a special cash dividend totaling approximately $600.7 million. The issuance of this debt resulted in interest expense increasing by approximately $14.2 million and a loss on extinguishment of debt totaling $0.5 million. Net income was favorably impacted by a $4.5 million benefit related to a change in estimate of the benefit from foreign operations. These items represented a net decline in diluted EPS of $0.12 per share.

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

Overview
We are a hotel franchisor with franchise agreements representing 6,243 hotels open and 482 hotels under construction, awaiting conversion or approved for development as of December 31, 2012, with 499,253 rooms and 38,969 rooms, respectively, in 49 states, the District of Columbia and over 35 countries and territories outside the United States. Our brand names include Comfort Inn, Comfort Suites, Quality, Clarion, Ascend Collection, Sleep Inn, Econo Lodge, Rodeway Inn, MainStay Suites, Suburban Extended Stay Hotel and Cambria Suites (collectively, the “Choice brands”).
The Company's domestic franchising operations are conducted through direct franchising relationships while its international franchise operations are conducted through a combination of direct franchising and master franchising relationships. Master franchising relationships are governed by master franchising agreements which generally provide the master franchisee with the right to use our brands and sub-license the use of our brands in a specific geographic region, usually for a fee.
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
As a result of our use of master franchising relationships and international market conditions, revenues from international franchising operations comprised 8% and 9% of our total revenues in 2012 and 2011, respectively while representing approximately 19% of our franchise system hotels open at both December 31, 2012 and 2011. Therefore, our description of the franchise system is primarily focused on the domestic operations.
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
With a focus on hotel franchising instead of ownership, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our business provides opportunities to improve operating results by increasing the number of franchised hotel rooms and effective royalty rates of our franchise contracts resulting in increased initial and relicensing fee revenue; ongoing royalty fees and procurement services revenues. In addition, our operating results can also be improved through our company-wide efforts related to improving property level performance. At December 31, 2012, the Company estimates, based on its current domestic portfolio of hotels under franchise, that a 1% change in revenue per available room (“RevPAR”) or rooms under franchise would increase or decrease royalty revenues by approximately $2.5 million and a 1 basis point change in the Company’s effective royalty rate would increase or decrease domestic royalties by approximately $0.6 million. In addition to these revenues, we also collect marketing and reservation system fees to support centralized marketing and reservation activities for the franchise system. As a lodging franchisor, Choice currently has relatively low capital expenditure requirements.

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
Historically, we have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. During the year ended December 31, 2012, the Company purchased 0.5 million shares of its common stock under the share repurchase program at an average price of $37.02 for a total cost of $19.9 million. Since the program's inception through December 31, 2012, we have repurchased 45.3 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.1 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 78.3 million shares at an average price of $13.89 per share. We currently believe that our cash flows from operations will support our ability to complete the current board of directors repurchase authorization of approximately 1.4 million shares remaining as of December 31, 2012. Upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
The Company currently maintains the payment of a quarterly dividend on its common shares outstanding of $0.185 per share, however the declaration of future dividends are subject to the discretion of the board of directors. During the year ended December 31, 2012, the Company's board of directors elected to pay the four regular quarterly dividends as well as the regular quarterly dividend initially scheduled to be paid in the first quarter of 2013. As a result, the regular quarterly dividends paid during 2012 reflect five quarterly payments and totaled approximately $53.4 million.

On July 26, 2012, the Company's board of directors declared a special cash dividend in the amount of $10.41 per share or approximately $600.7 million in the aggregate, which was paid on August 23, 2012. The special cash dividend was paid with the proceeds from the Company's recent offering of the unsecured senior notes in the principal amount of $400 million and our new senior secured credit facility. The Company entered into a senior secured credit facility consisting of a $200 million revolving credit tranche and a $150 million term loan tranche, with a four year term. The Company utilized the proceeds from the term loan as well as borrowings under the revolving credit tranche to fund in part the special dividend. As a result of entering into the new senior credit facility, the Company's previous $300 million senior unsecured revolving credit facility was terminated.
We expect to continue to pay dividends in the future, subject to future business performance, economic conditions, changes in income tax regulations and other factors. Based on our present dividend rate and outstanding share count, we expect that aggregate annual regular dividends for 2013, excluding the first quarter payment which was paid to shareholders in December 2012, would be approximately $32.1 million.
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
Results of Operation: Royalty fees, operating income, net income and diluted earnings per share (“EPS”) represent key measurements of these value drivers. In 2012, royalty fees revenue totaled approximately $260.8 million, a 6% increase from 2011. Operating income totaled $193.1 million for the year ended December 31, 2012, a 12% increase from 2011. Net income for the year ended December 31, 2012 increased $10.3 million to $120.7 million and diluted EPS were $2.07 compared to $1.85 for the year ended December 31, 2011. These measurements will continue to be a key management focus in 2013 and beyond.
Refer to MD&A heading “Operations Review” for additional analysis of our results.
Liquidity and Capital Resources: Historically, the Company has generated significant cash flows from operations. In 2012 and 2011, net cash provided by operating activities was $161.0 million and $134.8 million, respectively. Since our business does not currently require significant reinvestment of capital, we typically utilize cash in ways that management believes provide the greatest returns to our shareholders which include share repurchases and dividends. However, we may determine to utilize cash for acquisitions and other investments in the future. We believe the Company’s cash flow from operations and available financing capacity is sufficient to meet the expected future operating, investing and financing needs of the business.
Refer to MD&A heading “Liquidity and Capital Resources” for additional analysis.
Inflation: Inflation has been moderate in recent years and has not had a significant impact on our business.

Operations Review
Comparison of 2012 and 2011 Operating Results
The Company recorded net income of $120.7 million for the year ended December 31, 2012, a $10.3 million or 9% increase from the year ended December 31, 2011. The increase in net income for the year ended December 31, 2012 is primarily attributable to a $21.3 million or 12% increase in operating income and a lower effective income tax rate than the prior year. Net income was further increased by a $4.4 million decline in other (gains) and losses. The decline in other (gains) and losses was due to a $2.0 million appreciation in the fair value of investments held in the Company's non-qualified benefit plans compared to a decline of $0.6 million in the fair value of these investments in the prior year and a $1.8 million loss on assets held for sale incurred in the prior year. These items were partially offset by a $14.3 million increase in interest expense resulting from the issuance of debt to finance the Company's $600.7 million special dividend paid on August 23, 2012 and a

$0.5 million loss on extinguishment of debt incurred as a result of refinancing the Company's $300 million revolving credit facility which was scheduled to mature in February 2016.

Summarized financial results for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011
	(In thousands, except per share amounts)
REVENUES:
Royalty fees	$260,782	$245,426
Initial franchise and relicensing fees	14,203	14,052
Procurement services	17,962	18,111
Marketing and reservation	384,784	349,036
Hotel operations	4,573	4,356
Other	9,205	7,812
Total revenues	691,509	638,793
OPERATING EXPENSES:
Selling, general and administrative	101,852	106,404
Depreciation and amortization	8,226	8,024
Marketing and reservation	384,784	349,036
Hotel operations	3,505	3,466
Total operating expenses	498,367	466,930
Operating income	193,142	171,863
OTHER INCOME AND EXPENSES, NET:
Interest expense	27,189	12,939
Interest income	(1,540)	(1,306)
Loss on extinguishment of debt	526	—
Other (gains) and losses	(1,989)	2,442
Equity in net income of affiliates	(212)	(269)
Other income and expenses, net	23,974	13,806
Income before income taxes	169,168	158,057
Income taxes	48,481	47,661
Net income	$120,687	$110,396
Diluted earnings per share	$2.07	$1.85

The Company utilizes certain measures such as adjusted net income, adjusted diluted EPS, adjusted selling, general and administrative (“SG&A”), earnings before interest, taxes and depreciation and amortization ("EBITDA"), adjusted EBITDA and franchising revenues which do not conform to generally accepted accounting principles accepted in the United States (“GAAP”) when analyzing and discussing its results with the investment community. This information should not be considered as an alternative to any measure of performance as promulgated under GAAP, such as net income, diluted EPS, SG&A, operating income and total revenues. The Company’s calculation of these measurements may be different from the calculations used by other companies and therefore comparability may be limited. We have included a reconciliation of these measures to the comparable GAAP measurement below as well as our reasons for reporting these non-GAAP measures.
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
Calculation of Franchising Revenues

	Year Ended December 31,
	($ amounts in thousands)
	2012	2011
Total Revenues	$691,509	$638,793
Less Adjustments:
Marketing and reservation system revenues	(384,784)	(349,036)
Hotel operations	(4,573)	(4,356)
Franchising Revenues	$302,152	$285,401

EBITDA: We also utilize EBITDA to analyze our results which reflects earnings excluding the impact of interest expense, provision for income taxes, depreciation and amortization. We consider EBITDA to be an indicator of operating performance because we use it to measure our ability to service debt, fund capital expenditures, and expand our business. We also use EBITDA, as do analysts, lenders, investors and others, to evaluate companies because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies. EBITDA also excludes depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies.
Adjusted Net Income, Adjusted Diluted EPS, Adjusted SG&A and Adjusted EBTIDA: We also use adjusted SG&A and adjusted EBITDA which exclude employee termination benefits and a loss on the settlement of a pension plan for the year ended December 31, 2012 and employee termination benefits for the year ended December 31, 2011. Adjusted net income and adjusted diluted EPS also exclude these items as well as a loss on extinguishment of debt for the year ended December 31, 2012 totaling $0.5 million and a loss on a parcel of land held for sale during the year ended December 31, 2011 totaling $1.8 million. The loss on settlement of the pension plan primarily consisted of the recognition of previously unrecognized actuarial losses which had been recorded as a component of the Company's accumulated other comprehensive loss on the Company's consolidated balance sheets. The loss on extinguishment of debt during the year ended December 31, 2012 was incurred in conjunction with the refinancing of the Company's $300 million revolving credit facility, which was scheduled to mature in February 2016. These items have been excluded since they do not reflect on-going operations. The Company utilizes these non-GAAP measures to enable investors to perform meaningful comparisons of past, present and future operating results and as a means to emphasize the results of on-going operations.

Calculation of EBITDA and Adjusted EBITDA

	Year Ended December 31,
	($ amounts in thousands)
	2012	2011
Net Income	$120,687	$110,396
Income taxes	48,481	47,661
Interest expense	27,189	12,939
Interest income	(1,540)	(1,306)
Loss on extinguishment of debt	526	—
Other (gains) and losses	(1,989)	2,442
Equity in net income of affiliates	(212)	(269)
Depreciation and amortization	8,226	8,024
EBITDA	201,368	179,887
Adjustments:
Employee termination benefits	491	4,444
Loss on settlement of pension plan	1,818	—
Adjusted EBITDA	$203,677	$184,331
Calculation of Adjusted SG&A

	Year Ended December 31,
	($ amounts in thousands)
	2012	2011
SG&A	$101,852	$106,404
Adjustments:
Employee termination benefits	(491)	(4,444)
Loss on settlement of pension plan	(1,818)	—
Adjusted SG&A	$99,543	$101,960

Calculation of Adjusted Net Income and Adjusted Diluted EPS

	Year Ended December 31,
	(In thousands, except per share amounts)
	2012	2011
Net Income	$120,687	$110,396
Adjustments, net of tax:
Employee termination benefits	312	2,813
Loss on settlement of pension plan	1,774	—
Loss on extinguishment of debt	334	—
Loss on land held for sale	—	1,119
Adjusted Net Income	$123,107	$114,328

Weighted average shares outstanding-diluted	58,265	59,525

Diluted EPS	$2.07	$1.85
Adjustments:
Employee termination benefits	—	0.05
Loss on settlement of pension plan	0.03	—
Loss on extinguishment of debt	0.01	—
Loss on land held for sale	—	0.02
Adjusted Diluted EPS	$2.11	$1.92
The Company recorded adjusted net income of $123.1 million for the year ended December 31, 2012, an $8.8 million or 8% increase from $114.3 million for the year ended December 31, 2011. The increase in adjusted net income for the year ended December 31, 2012 is primarily attributable to a $19.3 million or 10% increase in adjusted EBITDA and a lower effective income tax rate. Adjusted net income was further increased by $2.6 million due to a $2.0 million appreciation in the fair value of investments held in the Company's non-qualified benefit plans compared to a decline of $0.6 million in the fair value of these investments in the prior year. These items were partially offset by a $14.3 million increase in interest expense due to the issuance of debt to finance the Company's $600.7 million special cash dividend paid on August 23, 2012.
Adjusted EBITDA increased $19.3 million or 10% as the Company’s franchising revenues increased by $16.8 million or 6% and adjusted SG&A expenses declined $2.4 million or 2%.
Franchising Revenues: Franchising revenues were $302.2 million for the year ended December 31, 2012 compared to $285.4 million for the year ended December 31, 2011, a 6% increase. The increase in franchising revenues is primarily due to a $15.4 million or 6% increase in royalty revenues and a $1.4 million or 18% increase in other revenue.
Domestic royalty fees for the year ended December 31, 2012 increased $15.5 million to $235.7 million from $220.3 million in 2011, an increase of 7%. The increase in royalties is attributable to a combination of factors including a 6.2% increase in RevPAR, a 0.8% increase in the number of domestic franchised hotel rooms and a 1 basis point increase in the effective royalty rate of the domestic hotel system from 4.32% to 4.33%. System-wide RevPAR increased due to a 200 basis point increase in occupancy rates and a 2.5% increase in average daily rates.

A summary of the Company’s domestic franchised hotels operating information for the years ending December 31, 2012 and 2011 is as follows:

	2012*			2011*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR
Comfort Inn	$81.55	59.4%	$48.42	$79.41	57.5%	$45.62	2.7%	190 bps	6.1%
Comfort Suites	85.47	61.7%	52.74	83.72	58.6%	49.09	2.1%	310 bps	7.4%
Sleep	72.40	56.3%	40.77	69.96	53.6%	37.49	3.5%	270 bps	8.7%
Quality	69.46	51.6%	35.85	67.75	50.0%	33.86	2.5%	160 bps	5.9%
Clarion	74.94	49.4%	37.03	73.89	46.9%	34.64	1.4%	250 bps	6.9%
Econo Lodge	55.78	48.5%	27.05	54.71	47.5%	25.96	2.0%	100 bps	4.2%
Rodeway	53.36	50.8%	27.13	51.87	48.7%	25.27	2.9%	210 bps	7.4%
MainStay	69.34	70.4%	48.81	66.16	67.7%	44.80	4.8%	270 bps	9.0%
Suburban	41.61	69.7%	29.01	40.26	67.5%	27.15	3.4%	220 bps	6.9%
Ascend Collection	113.33	64.4%	72.94	113.59	60.3%	68.44	(0.2)%	410 bps	6.6%
Total	$73.60	55.5%	$40.84	$71.83	53.5%	$38.44	2.5%	200 bps	6.2%
____________________________
* Operating statistics represent hotel operations from December through November and exclude Cambria Suites.
The number of domestic rooms on-line increased to 396,102 rooms as of December 31, 2012 from 392,826 as of December 31, 2011 an increase of 3,276 rooms or 0.8%. The total number of domestic hotels on-line increased by 82 units or 1.6% to 5,083 as of December 31, 2012 from 5,001 as of December 31, 2011.
A summary of the domestic hotels and available rooms at December 31, 2012 and 2011 by brand is as follows:

	December 31, 2012		December 31, 2011		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	%	Rooms	%
Comfort Inn	1,349	105,471	1,399	109,330	(50)	(3.6)%	(3,859)	(3.5%)
Comfort Suites	597	46,045	616	47,738	(19)	(3.1)%	(1,693)	(3.5%)
Sleep	387	28,087	394	28,568	(7)	(1.8)%	(481)	(1.7%)
Quality	1,152	98,078	1,047	91,502	105	10.0%	6,576	7.2%
Clarion	191	27,441	189	27,527	2	1.1%	(86)	(0.3%)
Econo Lodge	817	49,951	797	49,483	20	2.5%	468	0.9%
Rodeway	410	23,370	388	21,627	22	5.7%	1,743	8.1%
MainStay	41	3,165	40	3,093	1	2.5%	72	2.3%
Suburban	63	7,291	60	7,126	3	5.0%	165	2.3%
Ascend Collection	57	4,982	52	4,617	5	9.6%	365	7.9%
Cambria Suites	19	2,221	19	2,215	—	—%	6	0.3%
Total Domestic Franchises	5,083	396,102	5,001	392,826	82	1.6%	3,276	0.8%
Domestic hotels open and operating increased by 82 hotels during the year ended December 31, 2012 compared to an increase of 8 domestic hotels open and operating during the year ended December 31, 2011. Gross domestic franchise additions increased from 256 for the year ended December 31, 2011 to 308 for the same period in 2012. New construction hotels represented 27 of the gross domestic additions during year ended December 31, 2012 compared to 29 hotels in the same period of the prior year. Gross domestic additions for conversion hotels during the year ended December 31, 2012 increased by 54 from 227 hotels during the year ended December 31, 2011 to 281 hotels. The increase in the number of conversion hotel openings primarily reflects a forty percent increase in executed franchise agreements driven primarily by a developer incentive established for the Company's Quality, Clarion and Econo Lodge brands as well as the conversion of 46 hotels previously operated under the Jameson brand to the Company's Comfort (2 hotels), Quality Inn (42 hotels) and Econo Lodge (2 hotels) brands in December 2012. The Company expects the number of new franchise units that will open during 2013 to increase from 308 hotels in 2012 to 315 hotels. Although there has been an increase in the number of projected hotel openings, new construction and conversion openings continue to be impacted by the restrictive lending environment, retention efforts implemented by other hotel brand companies and increased competition for existing hotels seeking a new brand affiliation.
Net domestic franchise terminations declined by 22 units from 248 for the year ended December 31, 2011 to 226 for the year ended December 31, 2012. The decline in net terminations is primarily due to a decline in the number of hotels removed for the non-payment of franchise fees as well as increased retention efforts implemented by the Company to reduce the number of terminations as the overall industry supply growth continues to be lower than historical levels. Despite this decline, the Company has continued to execute its strategy to replace franchised hotels that do not meet our brand standards or are under-performing in their market.
International royalties decreased $0.1 million from $25.2 million in the year ended December 31, 2011 to $25.1 million for the same period in 2012 primarily due to the negative impact of foreign currency fluctuations and a slight decline in the number of rooms in the international system. International available rooms declined by 1,228 rooms to 103,151 as of December 31, 2012 from 104,379 as of December 31, 2011. The total number of international hotels on-line decreased 17 from 1,177 at December 31, 2011 to 1,160 as of December 31, 2012.
During 2012, the Company received 750 applications for new franchise agreements (not including relicensing of existing agreements) compared to 600 in 2011. These applications resulted in 473 new domestic franchise agreements executed during 2012 representing 36,105 rooms compared to 332 agreements representing 28,685 rooms executed in the same period of 2011. An application received does not always result in an executed franchise agreement during the year received or at all due to various factors, such as financing and agreement on all contractual terms. During 2012, 86 of the executed agreements were for new construction hotel franchises, representing 6,414 rooms, compared to 55 contracts, representing 4,712 rooms for 2011. Conversion hotel franchise executed contracts totaled 387 representing 29,691 rooms for the year ended December 31, 2012 compared to 277 agreements representing 23,973 rooms for the year ended December 31, 2011. The increase in the number of conversion executed franchise agreements primarily reflects the impact of a developer incentive established for the Company's Quality, Clarion and Econo Lodge brands as well as the conversion of 46 hotels previously operated under the Jameson brand to the Company's Comfort (2 hotels), Quality Inn (42 hotels) and Econo Lodge (2 hotels) brands in December 2012. The increase in new construction franchise agreements primarily reflects a gradual improvement of the lending environment for hotel construction and improving lodging fundamentals including an increasing RevPAR environment and low industry supply growth which are typically a catalyst for increased construction of new hotels.
Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise agreements decreased 8% to $8.7 million for 2012 from $9.5 million for 2011. Initial fee revenue declined despite a 42% increase in the number of new executed franchise agreements primarily due to the recognition of deferred revenue during 2011 related to franchise agreements containing developer incentives that were executed in prior years. Revenues associated with agreements including incentives are deferred and recognized when the incentive criteria are met or the agreement is terminated, whichever comes first. In addition, due to the increased use of developer incentives in the current year, a greater percentage of the initial fee revenue has been deferred to future periods than the amount of revenue deferred in the prior year.
The number of franchise applications received and the number of franchise agreements executed are dependent on the availability of hotel financing, cost of capital and the presence of an active real estate market. Improvements in these areas should serve as a positive catalyst in the number of franchise applications received and ultimately the number of franchise agreements executed.

A summary of executed domestic franchise agreements by brand for the years ended December 31, 2012 and 2011 is as follows:

	2012			2011			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	23	36	59	12	46	58	92%	(22)%	2%
Comfort Suites	12	5	17	12	4	16	—%	25%	6%
Sleep	25	2	27	9	2	11	178%	—%	145%
Quality	—	170	170	—	80	80	NM	113%	113%
Clarion	—	22	22	—	19	19	NM	16%	16%
Econo Lodge	—	59	59	1	56	57	(100)%	5%	4%
Rodeway	—	71	71	—	49	49	NM	45%	45%
MainStay	12	1	13	6	3	9	100%	(67)%	44%
Suburban	3	4	7	5	4	9	(40)%	—%	(22)%
Ascend Collection	4	17	21	2	14	16	100%	21%	31%
Cambria Suites	7	—	7	8	—	8	(13)%	NM	(13)%
Total Domestic System	86	387	473	55	277	332	56%	40%	42%
Relicensing fees include fees charged to the new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system as well as fees required to renew expiring franchise contracts. Domestic relicensing contracts increased 45% from 149 during 2011 to 216 for the year ended December 31, 2012. Renewals of expired contracts increased from 13 for the year ended December 31, 2011 to 21 during the current year. Although the Company increased the total number of contracts by 46%, domestic relicensing and renewal revenues increased only 24% from $4.0 million in 2011 to $5.0 million for 2012, primarily due to lower average fees charged per property.
As of December 31, 2012, the Company had 394 franchised hotels with 31,118 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 408 hotels and 32,586 rooms at December 31, 2011. The number of new construction franchised hotels in the Company’s domestic pipeline declined 13% to 240 at December 31, 2012 from 277 at December 31, 2011. The number of conversion franchised hotels in the Company’s domestic pipeline increased by 23 units or 18% from December 31, 2011 to 154 hotels at December 31, 2012 primarily due to higher franchise sales for the Company's Quality brand resulting from the increased use of incentives to stimulate demand and increased sales of Rodeway hotels. The total domestic system hotels under construction, awaiting conversion or approved for development declined 3% from the prior year due to the decline in the number of new construction hotels which have been negatively impacted by the limited availability of hotel construction financing. As a result, the ability of existing projects to obtain financing and commence construction has been significantly impacted and has resulted in the termination of franchise agreements related to hotels that have not yet opened. The Company had an additional 88 franchised hotels with 7,851 rooms under construction, awaiting conversion or approved for development in its international system as of December 31, 2012 compared to 82 hotels and 7,089 rooms at December 31, 2011. While the Company’s hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.

A summary of the domestic franchised hotels under construction, awaiting conversion or approved for development at December 31, 2012 and 2011 by brand is as follows:

	December 31, 2012			December 31, 2011			Variance
							Conversion		New Construction		Total
	Conversion	New Construction	Total	Conversion	New Construction	Total	Units	%	Units	%	Units	%
Comfort Inn	33	49	82	29	46	75	4	14%	3	7%	7	9%
Comfort Suites	1	72	73	1	90	91	—	—%	(18)	(20%)	(18)	(20%)
Sleep	1	43	44	1	49	50	—	—%	(6)	(12%)	(6)	(12%)
Quality	36	3	39	29	5	34	7	24%	(2)	(40%)	5	15%
Clarion	12	1	13	14	1	15	(2)	(14%)	—	—%	(2)	(13%)
Econo Lodge	24	—	24	25	2	27	(1)	(4%)	(2)	(100%)	(3)	(11%)
Rodeway	35	—	35	22	1	23	13	59%	(1)	(100%)	12	52%
MainStay	—	25	25	2	28	30	(2)	(100%)	(3)	(11%)	(5)	(17%)
Suburban	1	15	16	2	20	22	(1)	(50%)	(5)	(25%)	(6)	(27%)
Ascend Collection	11	7	18	6	4	10	5	83%	3	75%	8	80%
Cambria Suites	—	25	25	—	31	31	—	NM	(6)	(19%)	(6)	(19%)
	154	240	394	131	277	408	23	18%	(37)	(13%)	(14)	(3%)
Selling, General and Administrative Expenses: The cost to operate the franchising business is reflected in SG&A expenses on the consolidated statements of income. SG&A expenses were $101.9 million for 2012, a decrease of $4.6 million from the 2011 total of $106.4 million. Adjusted SG&A costs, which exclude certain items described above, for full year 2012 totaled $99.5 million which represented a 2% decline from the adjusted SG&A of $102.0 million reported for the prior year. Adjusted SG&A for the year ended December 31, 2011 reflect bad debt recoveries on impaired loans totaling $1.2 million and $1.4 million of lower compensation expense recognized on deferred compensation as described in more detail in Other Income and Expenses. Excluding these items, adjusted SG&A for the year ended December 31, 2012 declined by approximately $5.1 million from the prior year. This decline is due to the measures implemented by the Company in the fourth quarter of 2011 to increase its productivity and streamline services. These reductions were partially offset by approximately $1.5 million related to a litigation settlement with a former franchisee.
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
Total marketing and reservation system revenues were $384.8 million and $349.0 million for the years ended December 31, 2012 and 2011, respectively, primarily resulting from improved system fees resulting from system growth and RevPAR increases and increasing revenues from the Choice Privileges loyalty program resulting from the growth in program membership and the level of point redemptions during 2012 compared to 2011. Depreciation and amortization attributable to marketing and reservation activities was $14.5 million and $13.3 million for the years ended December 31, 2012 and 2011, respectively. Interest expense attributable to reservation activities was $4.0 million and $4.1 million for the years ended December 31, 2012 and 2011, respectively.
As of December 31, 2012 and 2011, the Company’s balance sheet includes a receivable of $42.2 million and $54.0 million, respectively resulting from cumulative marketing and reservation expenses incurred in excess of cumulative system fee revenues earned. During the year ended December 31, 2012, the Company collected $11.8 million of marketing and reservation system revenue in excess of expense incurred. As a result, these excess revenues collected were utilized to reduce the outstanding marketing and reservation receivable. These receivables are recorded as an asset in the financial statements as the Company has the contractual authority to require that the franchisees in the system at any given point repay the Company for any deficits related to marketing and reservations activities. The Company’s current franchisees are legally obligated to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue and whether or not they joined the system following the deficit’s occurrence. The Company has no present intention to accelerate repayment of the deficit from current franchisees. Our ability to recover these receivables may be adversely impacted by certain factors, including, among others, declines in the ability of our franchisees to generate revenues at properties they franchise from us, lower than expected franchise system growth of certain brands and/or lower than expected international franchise system growth. An extended period of occupancy or room rate declines or a decline in the number of hotel rooms in our franchise system could result in the generation of insufficient funds to recover marketing and reservation advances as well as meet the ongoing marketing and reservation needs of the overall system.
Other Income and Expenses, Net: Other income and expenses, net, increased $10.2 million to an expense of $24.0 million in 2012 from $13.8 million in 2011 primarily due to the following items:
Interest expense increased $14.3 million from the prior year to $27.2 million in 2012 due to the issuance of the Company's $400 million senior notes due in 2022 with an effective rate of 5.94% on June 27, 2012 as well as the $350 million senior secured credit facility entered into by the Company on July 25, 2012. The Company utilized the proceeds from these debt issuances to pay a special cash dividend on August 23, 2012 totaling approximately $600.7 million to common shareholders.
In conjunction with the refinancing of the Company's $300 million revolving credit facility, which was scheduled to mature in February 2016, the Company recognized a $0.5 million loss on extinguishment of debt.
Other gains and losses decreased $4.4 million from a loss of $2.4 million in 2011 to a gain of $2.0 million in 2012. The decrease in the loss reflects a $1.8 million loss on assets held for sale recorded in 2011 resulting from the Company reducing the carrying amount of a parcel of land held for sale to its estimated fair value. In addition, the decline in other gains and losses reflects fluctuations in the fair value of investments held in the Company's non-qualified employee benefit plans. This activity included a $2.0 million appreciation in the fair value of these investments during 2012 compared to a $0.6 million decline in the fair value of these investments in 2011.
As discussed in the accompanying critical accounting policies, the Company sponsors two non-qualified retirement and savings plans: the Non-Qualified Plan and the EDCP plan. The fair value of the Non-Qualified Plan investments increased $0.8 million during 2012 compared to a decline of $0.5 million in the fair value during 2011. The fair value of the Company's investments held in the EDCP plan appreciated by $1.2 million during the year ended December 31, 2012 compared to a decline in fair value of $0.1 million during the same period of the prior year.
The Company accounts for the EDCP Plan and Non-Qualified Plan in accordance with accounting for deferred compensation arrangements when investments are held in a rabbi trust and invested. Therefore, the Company also recognizes compensation expense or benefits in SG&A related to changes in the fair value of investments held in the Non-Qualified Plan and a portion of the investments held in the EDCP Plan, excluding investments in the Company's stock. As a result, during the year ended December 31, 2012 and 2011, the Company's SG&A expense was increased by $1.0 million and reduced by $0.4 million respectively, due to the change in fair value of these investments.
Income Taxes: In 2012 and 2011, the effective income tax rates were 28.7% and 30.1%, respectively. The effective income tax rate for the year ended December 31, 2012 was lower than the United States federal statutory rate of 35% primarily due to the recurring impact of foreign operations, partially offset by state taxes. Additionally, the effective income tax rate also includes a $4.5 million benefit related to a change in estimate of the benefit from foreign operations. The effective income tax rate for the period ended December 31, 2011 was lower than the United States federal statutory rate of 35% primarily due to the impact of foreign operations, $1.4 million of changes in unrecognized tax positions and the identification of $2.8 million of additional federal tax benefits, partially offset by state income taxes. Additionally, an adjustment to our current federal taxes payable of $1.4 million reduced the effective tax rate.
Diluted EPS: Diluted EPS increased 12% to $2.07 for 2012 from the $1.85 reported for 2011. Adjusted diluted EPS, which excludes certain items described above, increased $0.19 from $1.92 for the year ended December 31, 2011 to $2.11 for the current year. The increase in adjusted diluted EPS primarily reflects the items discussed above as well as repurchases of the Company's common stock.

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

Summarized financial results for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
	(In thousands, except per share amounts)
REVENUES:
Royalty fees	$245,426	$227,979
Initial franchise and relicensing fees	14,052	10,033
Procurement services	18,111	17,741
Marketing and reservation	349,036	329,246
Hotel operations	4,356	4,031
Other	7,812	7,046
Total revenues	638,793	596,076
OPERATING EXPENSES:
Selling, general and administrative	106,404	94,540
Depreciation and amortization	8,024	8,342
Marketing and reservation	349,036	329,246
Hotel operations	3,466	3,186
Total operating expenses	466,930	435,314
Operating income	171,863	160,762
OTHER INCOME AND EXPENSES:
Interest expense	12,939	6,680
Interest income	(1,306)	(548)
Other (gains) and losses	2,442	(2,355)
Equity in net income of affiliates	(269)	(1,226)
Other income and expenses, net	13,806	2,551
Income before income taxes	158,057	158,211
Income taxes	47,661	50,770
Net income	$110,396	$107,441
Diluted earnings per share	$1.85	$1.80

The Company utilizes certain measures such as adjusted net income, adjusted diluted EPS, adjusted selling, general and administrative (“SG&A”), earnings before interest, taxes and depreciation and amortization ("EBITDA"), adjusted EBITDA and franchising revenues which do not conform to generally accepted accounting principles accepted in the United States (“GAAP”) when analyzing and discussing its results with the investment community. This information should not be considered as an alternative to any measure of performance as promulgated under GAAP, such as net income, diluted EPS, SG&A, operating income and total revenues. The Company’s calculation of these measurements may be different from the calculations used by other companies and therefore comparability may be limited. We have included a reconciliation of these measures to the comparable GAAP measurement below as well as our reasons for reporting these non-GAAP measures.
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

EBITDA: We also utilize EBITDA to analyze our results which reflects earnings excluding the impact of interest expense, provision for income taxes, depreciation and amortization. We consider EBITDA to be an indicator of operating performance because we use it to measure our ability to service debt, fund capital expenditures, and expand our business. We also use EBITDA, as do analysts, lenders, investors and others, to evaluate companies because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies. EBITDA also excludes depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies.
Adjusted Net Income, Adjusted Diluted EPS, Adjusted SG&A and Adjusted EBTIDA: We also use adjusted net income, adjusted diluted EPS, adjusted SG&A and adjusted EBITDA which exclude employee termination benefits which do not reflect on-going operations for the years ended December 31, 2011 and 2010. Adjusted net income and adjusted EPS for the year ended December 31, 2011 also exclude a one-time $1.8 million loss on assets held for sale resulting from the Company reducing the carrying amount of a parcel of land held for sale to its estimated fair value. The Company utilizes these non-GAAP measures to enable investors to perform meaningful comparisons of past, present and future operating results and as a means to emphasize the results of on-going operations.

Calculation of EBITDA and Adjusted EBITDA

	Year Ended December 31,
	($ amounts in thousands)
	2011	2010
Net Income	$110,396	$107,441
Income taxes	47,661	50,770
Interest expense	12,939	6,680
Interest income	(1,306)	(548)
Other (gains) and losses	2,442	(2,355)
Equity in net income of affiliates	(269)	(1,226)
Depreciation and amortization	8,024	8,342
EBITDA	179,887	169,104
Adjustments:
Employee termination benefits	4,444	1,730
Adjusted EBITDA	$184,331	$170,834

Calculation of Adjusted SG&A

	Year Ended December 31,
	($ amounts in thousands)
	2011	2010
SG&A	$106,404	$94,540
Adjustments:
Employee termination benefits	(4,444)	(1,730)
Adjusted SG&A	$101,960	$92,810

Calculation of Adjusted Net Income and Adjusted Diluted EPS

	Year Ended December 31,
	(In thousands, except per share amounts)
	2011	2010
Net Income	$110,396	$107,441
Adjustments, net of tax:
Employee termination benefits	2,813	1,083
Loss on land held for sale	1,119	—
Adjusted Net Income	$114,328	$108,524

Weighted average shares outstanding-diluted	59,525	59,656

Diluted EPS	$1.85	$1.80
Adjustments:
Employee termination benefits	0.05	0.02
Loss on land held for sale	0.02	—
Adjusted Diluted EPS	$1.92	$1.82
The Company recorded adjusted net income of $114.3 million for the year ended December 31, 2011, a $5.8 million or 5% increase from $108.5 million for the year ended December 31, 2010. The increase in adjusted net income for the year ended December 31, 2011 is primarily attributable to a $13.5 million or 8% increase in adjusted EBITDA and a lower effective income tax rate. These increases were partially offset by a $6.3 million increase in interest expense due to the issuance of $250 million of senior notes in August 2010 which carry a higher effective interest rate than the Company’s revolving credit facility in place in 2010 and a $0.6 million decline in the fair value of investments held in the Company's non-qualified employee benefit plans compared to a $2.1 million appreciation of these investments in the prior year. Adjusted EBITDA increased 8% as the Company’s franchising revenues increased by $22.6 million or 9% partially offset by a $9.2 million or 10% increase in adjusted SG&A.
Franchising Revenues: Franchising revenues were $285.4 million for the year ended December 31, 2011 compared to $262.8 million for the year ended December 31, 2010, a 9% increase. The increase in franchising revenues is primarily due to a $17.4 million or 8% increase in royalty revenues and a 40% increase in initial franchise and relicensing fees.
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
The number of domestic rooms on-line decreased to 392,826 rooms as of December 31, 2011 from 393,535 as of December 31, 2010, a decline of 0.2%. The total number of domestic hotels on-line increased by 8 units to 5,001 as of December 31, 2011 from 4,993 as of December 31, 2010.
A summary of the domestic hotels and available rooms at December 31, 2011 and 2010 by brand is as follows:

	December 31, 2011		December 31, 2010		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	%	Rooms	%
Comfort Inn	1,399	109,330	1,435	112,169	(36)	(2.5)%	(2,839)	(2.5%)
Comfort Suites	616	47,738	623	48,246	(7)	(1.1)%	(508)	(1.1%)
Sleep	394	28,568	398	28,957	(4)	(1.0)%	(389)	(1.3%)
Quality	1,047	91,502	1,012	89,185	35	3.5%	2,317	2.6%
Clarion	189	27,527	192	28,711	(3)	(1.6)%	(1,184)	(4.1%)
Econo Lodge	797	49,483	784	48,728	13	1.7%	755	1.5%
Rodeway	388	21,627	387	21,261	1	0.3%	366	1.7%
MainStay	40	3,093	37	2,868	3	8.1%	225	7.8%
Suburban	60	7,126	64	7,685	(4)	(6.3)%	(559)	(7.3%)
Ascend Collection	52	4,617	38	3,025	14	36.8%	1,592	52.6%
Cambria Suites	19	2,215	23	2,700	(4)	(17.4)%	(485)	(18.0%)
Total Domestic Franchises	5,001	392,826	4,993	393,535	8	0.2%	(709)	(0.2%)
Domestic hotels open and operating increased by 8 hotels during the year ended December 31, 2011 compared to an increase of 87 domestic hotels open and operating during the year ended December 31, 2010. Gross domestic franchise additions declined from 327 for the year ended December 31, 2010 to 256 for the same period in 2011. New construction hotels represented 29 of the gross domestic additions during year ended December 31, 2011 compared to 78 hotels in the same period of the prior year. Gross domestic additions for conversion hotels during the year ended December 31, 2011 declined by 22 from 249 hotels during the year ended December 31, 2010 to 227 hotels. The decline in hotel openings is primarily due to the limited availability of hotel construction financing which has significantly impacted the number of new construction hotel franchise agreements executed as well as the ability of existing projects to obtain financing and commence construction. In addition, a decline in the real estate market for hotel transactions and retention efforts implemented by other hotel brand companies have negatively impacted the Company’s pipeline of new conversion franchises.

Net domestic franchise terminations increased by 8 units to 248 for the year ended December 31, 2011 from 240 for the same period of the prior year. The increase in net terminations was primarily due to the fact that the Company has continued to execute its strategy to replace franchised hotels that do not meet our brand standards or are under-performing in their market.
International royalties increased $3.5 million or 16% from $21.6 million in the year ended December 31, 2010 to $25.2 million for the same period in 2011 primarily due to foreign currency fluctuations, a 2.7% increase in rooms open and operating, and improved international RevPAR performance. International available rooms increased 2.7% to 104,379 as of December 31, 2011 from 101,610 as of December 31, 2010. The total number of international hotels on-line increased 2.4% from 1,149 at December 31, 2010 to 1,177 as of December 31, 2011.
During 2011, the Company received 600 applications for new franchise agreements (not including relicensing of existing agreements) compared to 657 in 2010. These applications resulted in 332 new domestic franchise agreements executed during 2011 representing 28,685 rooms compared to 357 agreements representing 30,305 rooms executed in the same period in 2010. An application received does not always result in an executed franchise agreement during the year received or at all due to various factors, such as financing and agreement on all contractual terms. During 2011, 55 of the executed agreements were for new construction hotel franchises, representing 4,712 rooms, compared to 59 contracts, representing 4,679 rooms for 2010. Conversion hotel franchise executed contracts totaled 277 representing 23,973 rooms for the year ended December 31, 2011 compared to 298 agreements representing 25,626 rooms for the year ended December 31, 2010. Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise agreements increased 55% to $9.5 million for 2011 from $6.2 million for 2010. Initial fee revenue increased despite executing fewer new franchise agreements primarily due to the recognition of deferred revenue during 2011 related to franchise agreements containing developer incentives that were executed in prior years. In addition, due to the expiration of a developer incentive program in June 2011, the Company executed fewer franchise agreements in the 2011 that included incentives. Revenues associated with agreements including incentives are deferred and recognized when the incentive criteria are met or the agreement is terminated, whichever comes first.
A summary of executed domestic franchise agreements by brand for the years ended December 31, 2011 and 2010 is as follows:

	2011			2010			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	12	46	58	7	32	39	71%	44%	49%
Comfort Suites	12	4	16	21	2	23	(43)%	100%	(30)%
Sleep	9	2	11	9	1	10	—%	100%	10%
Quality	—	80	80	1	104	105	(100)%	(23)%	(24)%
Clarion	—	19	19	—	37	37	NM	(49)%	(49)%
Econo Lodge	1	56	57	—	67	67	NM	(16)%	(15)%
Rodeway	—	49	49	1	39	40	(100)%	26%	23%
MainStay	6	3	9	8	2	10	(25)%	50%	(10)%
Suburban	5	4	9	5	1	6	—%	300%	50%
Ascend Collection	2	14	16	1	13	14	100%	8%	14%
Cambria Suites	8	—	8	6	—	6	33%	NM	33%
Total Domestic System	55	277	332	59	298	357	(7)%	(7)%	(7)%
Relicensing fees include fees charged to the new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system as well as fees required to renew expiring franchise contracts. Domestic relicensing contracts increased 45% from 103 during 2010 to 149 for the year ended December 31, 2011. Domestic renewals of expired contracts increased from 7 for the year ended December 31, 2010 to 13 during the year ended December 31, 2011. As a result of the increase in contracts and the mix of brands relicensing, domestic revenues increased 28% from $3.1 million in 2010 to $4.0 million for 2011.
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
Total marketing and reservation system revenues were $349.0 million and $329.2 million for the years ended December 31, 2011 and 2010, respectively. Depreciation and amortization attributable to marketing and reservation activities was $13.3 million and $12.4 million for the years ended December 31, 2011 and 2010, respectively. Interest expense attributable to reservation activities was $4.1 million and $1.1 million for the years ended December 31, 2011 and 2010, respectively.
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
Other gains and losses increased $4.8 million from a gain of $2.4 million in 2010 to a loss of $2.4 million in the same period of 2011. The increase in the loss reflects a $1.8 million loss on assets held for sale recorded in the year ended December 31, 2011 resulting from the Company reducing the carrying amount of a parcel of land held for sale to its estimated fair value and a $0.6 million decline in the fair value of investments held in the Company's non-qualified benefit plans compared to a $2.1 million appreciation of the fair value of these investments in the same period of the prior year. As discussed in the accompanying critical accounting policies, the Company sponsors two non-qualified retirement and savings plans: the Non-Qualified Plan and the EDCP plan. The fair value of the Non-Qualified Plan investments decreased by $0.5 million during 2011 compared to a $0.7 million appreciation in fair value in 2010. The fair value of the Company’s investments held in the EDCP plan decreased by $0.1 million during 2011 compared to an increase in fair value of $1.4 million during the same period of the prior year.
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
Diluted EPS: Diluted EPS increased 3% to $1.85 for 2011 from $1.80 reported for 2010. Adjusted diluted EPS, which excludes certain items described above, increased $0.10 from $1.82 for the year ended December 31, 2010 to $1.92 for 2011.

Liquidity and Capital Resources
Operating Activities
Net cash provided by operating activities were $161.0 million for the year ended December 31, 2012 compared to $134.8 million for the same period of 2011. Cash flow from operating activities increased primarily due to an increase in operating income, an improvement in cash flows from marketing and reservation activities and fewer purchases of real estate with the intent to resell to third parties as part of our program to incent franchise development in strategic markets for certain brands. The purchases of real estate totaled approximately $4.2 million during the year ended December 31, 2011. The Company did not purchase any real estate held for resale during 2012. These improvements were partially offset by the payout of benefits related to the settlement of the Company's pension plan during the year ended December 31, 2012 totaling approximately $12 million, increased participant distributions of deferred compensation balances and increased interest expense related to the borrowings used to fund the payment of the Company's special cash dividend during 2012.
Net operating cash provided by marketing and reservation activities totaled $30.3 million for the year ended December 31, 2012 compared to $0.6 million during the year ended December 31, 2011. The improvement in cash flows from marketing and reservation activities primarily reflects an improvement in marketing and reservation system fees resulting from system size expansion and RevPAR performance, improved financial performance of the Company's loyalty programs and cost management of the Company's customer contact centers. Based on the current economic conditions, the Company expects marketing and reservation activities to provide cash flows from operations ranging between $12 million and $17 million in 2013.
Investing Activities
Cash utilized in investing activities totaled $58.0 million, $23.8 million and $32.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. The increase in cash utilized for investing activities from 2011 to 2012 was primarily due to an increase in capital expenditures, an increase in net financing provided to franchisees and equity method investments entered into during the year ended December 31, 2012. These increases were partially offset by the proceeds from the sale of investments held in trust related to the Company's deferred compensation plans during the year ended December 31, 2012. The proceeds were utilized to reimburse the Company for participant distributions made on behalf of the trust in prior years.
During the years ended 2012, 2011 and 2010, capital expenditures total $15.4 million, $10.9 million and $24.4 million, respectively. Capital expenditures for 2012 primarily included upgrades of system-wide properties and yield management systems, upgrades to information systems infrastructure and the purchase of computer software and equipment. The increase in capital expenditures from 2011 to 2012 primarily reflects additional purchases related to the upgrade of the Company's information technology data center as well as tenant improvement work related to the Company's new headquarters which is scheduled to be completed in 2013. The declined in capital expenditures from 2010 to 2011 was primarily due to the completion of tenant improvements related to newly leased office space for the Company's technology operations.
The Company occasionally provides financing to franchisees for property improvements, hotel development efforts and other purposes. During 2012, 2011 and 2010, the Company advanced $34.9 million, $12.8 million and $11.8 million for these purposes, respectively. The Company collected $3.6 million, $4.8 million and $5.1 million of these advances during the years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2012, the Company had commitments to extend an additional $9.0 million for these purposes provided certain conditions are met by its franchisees, of which $3.6 million is expected to be advanced in the next twelve months.
During the year ended December 31, 2012 and 2011, the Company invested $20.3 million and $5.0 million in joint ventures accounted for under the equity method of accounting. The Company's investment in these joint ventures primarily pertain to ventures that either support the Company's efforts to increase business delivery to its franchisees or promote growth of our emerging brands.

Our board of directors previously authorized us to enter into programs which permit us to offer financing, investment and guaranty support to qualified franchisees as well as to acquire and resell real estate to incent franchise development for certain brands in strategic markets. During the year ended December 31, 2012, the Company advanced, net of repayments, approximately $41 million related to mezzanine financing and equity investments under this program to construct Cambria Suites in strategic markets. At December 31, 2012, the Company had approximately $68 million invested under this program. Over the next several years, we expect to continue to opportunistically deploy capital pursuant to these programs to promote growth of our emerging brands. Our current expectation is that our annual investments in these programs will range from $20 million to $40 million per year however, the amount and timing of the investment in these programs will be dependent on market and other conditions.
Financing Activities
Financing cash flows relate primarily to the Company’s borrowings, treasury stock purchases and dividends.
Debt
Senior Unsecured Notes due 2022
On June 27, 2012 the Company issued unsecured notes with a principal amount of $400 million ("the 2012 Senior Notes") at par, bearing a coupon of 5.75% with an effective rate of 5.94%. The 2012 Senior Notes will mature on July 1, 2022, with interest to be paid semi-annually on January 1st and July 1st. The Company utilized the net proceeds of this offering, after deducting underwriting discounts and commissions and other offering expenses, together with a portion of the proceeds of a new credit facility, to pay the special cash dividend totaling approximately $600.7 million paid to shareholders on August 23, 2012. The Company's 2012 Senior Notes are guaranteed jointly, severally, fully and unconditionally, subject to certain customary limitations by eight 100%-owned domestic subsidiaries.
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
New Senior Secured Credit Facility
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
The Company utilized the proceeds from the Term Loan and borrowings from the New Revolver, together with the net proceeds from the 2012 Senior Notes offering, to pay the special cash dividend of approximately $600.7 million in the aggregate to the Company's stockholders on August 23, 2012.
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

Additionally, the New Credit Facility requires that the Company and its restricted subsidiaries comply with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments, paying dividends or repurchasing stock, and effecting mergers and/or asset sales. With respect to dividends, the Company may not make any payments if there is an existing event of default or if the payment would create an event of default. In addition, if the Company's total leverage exceeds 4.50 to 1, the Company is generally restricted from paying aggregate dividends in excess of $50 million during any calendar year.
The New Credit Facility also imposes financial maintenance covenants requiring the Company to maintain:

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
At December 31, 2012, the Company maintained a total leverage ratio of 3.62x, a maximum secured leverage ratio of 0.87x and a minimum fixed charge coverage ratio of 8.18x. At December 31, 2012, the Company was in compliance with all covenants under the New Credit Facility.
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
As of December 31, 2012, the Company had $146.3 million and $57.0 million outstanding under the Term Loan and New Revolver, respectively.

Regular Quarterly Dividends
The Company currently maintains the payment of a quarterly dividend on its common shares outstanding, however, the declaration of future dividends are subject to the discretion of our board of directors. During the year ended December 31, 2012, the Company declared and paid cash dividends at a quarterly rate of $0.185 per share. The Company's quarterly dividend rate declared during the year ended December 31, 2012 has remained unchanged from the previous quarterly declarations. During the year ended December 31, 2012 and 2011, the Company paid quarterly cash dividends totaling $53.4 million and $43.7 million, respectively. Dividend payments during the year ended December 31, 2012, reflect the Company's board of directors decision to pay the regular quarterly dividend initially scheduled to be paid in the first quarter of 2013 in December 2012. As a result, the dividends paid during 2012 reflect five quarterly payments as compared to four payments in the prior year. We expect that cash dividends will continue to be paid in the future, subject to future business performance, economic conditions, changes in tax regulations and other matters. Based on our present dividend rate and outstanding share count, aggregate annual regular dividends for 2013, excluding the first quarter payment which was paid to shareholders in December 2012, would be approximately $32.1 million.

Special Cash Dividend
On July 26, 2012, the Company's board of directors declared a special cash dividend in the amount of $10.41 per share or approximately $600.7 million in the aggregate, which was paid on August 23, 2012. The Company utilized the proceeds from the 2012 Senior Notes and the New Credit Facility for payment of the special cash dividend.
Share Repurchases
During the year ended December 31, 2012, the Company repurchased 0.5 million shares of its common stock under the share repurchase program at a total cost of $19.9 million for an average price of $37.02 per share. Since the program's inception through December 31, 2012, we have repurchased 45.3 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.1 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 78.3 million shares at an average price of $13.89 per share through December 31, 2012. At December 31, 2012 the Company had approximately 1.4 million shares remaining under the current share repurchase authorization. Upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
Other items
Approximately $125.3 million of the Company's cash and cash equivalents at December 31, 2012 pertains to undistributed earnings of the Company's consolidated foreign subsidiaries. Since the Company's intent is for such earnings to be reinvested by the foreign subsidiaries, the Company has not provided additional United States income taxes on these amounts. While the Company has no intention to utilize these cash and cash equivalents in its domestic operations, any change to this policy would result in the Company incurring additional United States income taxes on any amounts utilized domestically.
During the year ended December 31, 2012, the Company recorded one-time employee termination charges totaling $2.9 million in SG&A and marketing and reservation expenses. These charges related to salary and benefits continuation payments for employees separating from service with the Company. At December 31, 2012, the Company had approximately $2.2 million of these salary and benefits continuation payments remaining to be remitted. During the year ended December 31, 2012, the Company remitted an additional $4.6 million of termination benefits related to employee termination charges recorded in prior periods and had approximately $0.9 million of these benefits remaining to be paid. At December 31, 2012, total termination benefits of approximately $3.1 million remained to be paid and the Company expects $3.1 million of these benefits to be paid in the next twelve months. In addition, the Company expects to satisfy approximately $2.5 million of deferred compensation and retirement plan obligations during the next twelve months.
The following table summarizes our contractual obligations as of December 31, 2012:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term debt (1)	$1,218.5	$50.5	$106.7	$253.6	$807.7
Capital lease obligations (2)	3.7	1.0	2.1	0.6	—
Purchase obligations (3)	16.9	11.3	5.1	0.2	0.3
Operating lease obligations	96.7	10.1	20.7	20.3	45.6
Other long-term liabilities (4)	20.5	—	4.9	2.4	13.2
Total contractual obligations	$1,356.3	$72.9	$139.5	$277.1	$866.8
____________________________

(1)	Long-term debt includes principal as well as interest payments. Assumes forward estimates of LIBOR rates as of December 31, 2012 for our variable interest rate debt.

(2)	Capital lease obligations include interest and related maintenance agreements on the equipment.

(3)	Purchase obligations also include commitments to provide loan and joint venture financing under various Company programs.

(4)	Other long-term liabilities primarily consists of deferred compensation plan liabilities.

The total amount of unrecognized tax positions and the related interest and penalties totaled $6.7 million at December 31, 2012 and is not reflected in the Contractual Obligations table. We have several open tax positions, and it is reasonably possible that the Company's unrecognized tax positions could decrease within the next 12 months by as much as $2.1 million.
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

Revenue Recognition.
We recognize continuing franchise fees, including royalty, marketing and reservations system fees, when earned and receivable from our franchisees. Franchise fees are typically based on a percentage of gross room revenues or the number of hotel rooms of each franchisee. Our estimate of the allowance for uncollectible royalty fees is charged to SG&A expense and our estimate of the allowance for uncollectible marketing and reservation system fees is charged to marketing and reservation expenses.
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
The Company assesses the collectability of its senior notes receivable by comparing the market value of the underlying assets to the carrying value of the outstanding notes. In addition, the Company evaluates the property’s operating performance, the borrower’s compliance with the terms of the loan and franchise agreements, and all related personal guarantees that have been provided by the borrower. For subordinated or unsecured receivables, the Company assesses the property’s operating performance, the subordinated equity available to the Company, the borrower’s compliance with the terms of the loan and franchise agreements, and the related personal guarantees that have been provided by the borrower.
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
In accordance with the terms of the promissory notes, the initial principal sum and related interest are ratably reduced over the term of the loan on each anniversary date until the outstanding amounts are reduced to zero as long as the franchisee remains within the franchise system and operates in accordance with our quality and brand standards. As a result, the amounts recorded as an asset on the Company's consolidated balance sheet are also ratably reduced since the amounts forgiven no longer represent probable future economic benefits to the Company. The Company records the reduction of its recorded assets through amortization expense and marketing and reservation expense on its consolidated statements of income.
The Company fully reserves all defaulted notes in addition to recording a reserve on the estimated uncollectible portion of the remaining notes. For those notes not in default, the Company calculates an allowance for losses and determines the ultimate collectibility on these forgivable notes based on the historical default rates for those unsecured notes that are not forgiven but are required to be repaid. The Company records bad debt expense in SG&A and marketing and reservation system expenses in the accompanying consolidated statements of income in the quarter when the note is deemed uncollectible.
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
Income Taxes.
Income taxes are recorded using the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not such assets will be unrealized. Deferred United States income taxes have not been recorded for temporary differences related to investments in certain foreign subsidiaries and corporate affiliates. The temporary differences consist primarily of undistributed earnings that are considered permanently reinvested in operations outside the United States. If management’s intentions change in the future, deferred taxes may need to be provided.
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
In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan (“EDCP”) which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust. Prior to January 1, 2010, participants could elect an investment return of either the annual yield of the Moody’s Average Corporate Bond Rate Yield Index plus 300 basis points, or a return based on a selection of available diversified investment options. Effective January 1, 2010, the Moody’s Average Corporate Bond Rate Yield Index plus 300 basis points is no longer an investment option for salary deferrals made on compensation earned after December 31, 2009. The Company recorded a deferred compensation liability of $11.7 million and $17.2 million at December 31, 2012 and 2011, respectively, related to these deferrals and credited investment returns. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. Compensation expense recorded in SG&A for the years ended December 31, 2012, 2011 and 2010 were $0.8 million, $0.8 million and $0.9 million, respectively.
The Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that partially offset the earnings credited to the participants. The diversified investments held in the trusts totaled $6.0 million and $14.2 million as of December 31, 2012 and 2011, respectively, and are recorded at their fair value, based on quoted market prices. At December 31, 2012, the Company expects $3.5 million of the assets held in the trust to be distributed during the year ended December 31, 2013 to participants or to the Company to reimburse it for prior year participant distributions. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment gains (losses) during the years ended December 31, 2012, 2011 and 2010 of $1.2 million, $(0.1) million, and $1.4 million, respectively. In addition, the EDCP Plan held shares of the Company's common stock with a market value of $0.1 million at December 31, 2012 which were recorded as a component of shareholders' deficit.
In 1997, the Company adopted the Choice Hotels International, Inc. Non-Qualified Retirement Savings and Investment Plan (“Non-Qualified Plan”). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. As of December 31, 2012 and 2011, the Company had recorded a deferred compensation liability of $11.2 million and $10.4 million, respectively related to these deferrals. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. The net increase (decrease) in compensation expense recorded in SG&A for the years ended December 31, 2012, 2011 and 2010 were $0.7 million, $(0.5) million, and $0.8 million, respectively.
The diversified investments held in the trusts were $10.2 million and $9.5 million as of December 31, 2012 and 2011, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment gains (losses) during the years ended December 31, 2012, 2011 and 2010 of $0.8 million, $(0.5) million and $0.7 million, respectively. In addition, the Non-Qualified Plan held shares of the Company’s common stock with a market value of $1.0 million and $0.9 million at December 31, 2012 and 2011, respectively.
The Company is subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock. The diversified investments held in the Non-Qualified Plan and EDCP include investments primarily in equity and debt securities, and cash and cash equivalents.

New Accounting Standards
See Footnotes No. 1 “Recently Adopted Accounting Guidance” and Note 29 "Future Adoption of Accounting Standards" of the Notes to our Financial Statements for information related to our adoption of new accounting standards in 2012 and for information on our anticipated adoption of recently issued accounting standards.

FORWARD-LOOKING STATEMENTS
Certain matters discussed in this report, including those in the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operation, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, our use of words such as “expect,” “estimate,” “believe,” “anticipate,” "should," “will,” “forecast,” “plan,” project,” “assume” or similar words of futurity identify such forward-looking statements. These forward-looking statements are based on management's current beliefs, assumption and expectations regarding future events, which in turn are based on information currently available to management. Such statements may relate to projections of the Company’s revenue, earnings and other financial and operational measures, Company debt levels, ability to repay outstanding indebtedness, payment of dividends, and future operations, among other matters. We caution you not to place undue reliance on any such forward-looking statements. Forward-looking statements do not guarantee future performance and involve known and unknown risks, uncertainties and other factors.
Several factors could cause actual results, performance or achievements of the Company to differ materially from those expressed in or contemplated by the forward-looking statements. Such risks include, but are not limited to, changes to general, domestic and foreign economic conditions; operating risks common in the lodging and franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees; our ability to keep pace with improvements in technology utilized for reservations systems and other operating systems; fluctuations in the supply and demand for hotels rooms; the outcome of litigation; and our ability to effectively manage our indebtedness. These and other risk factors are discussed in detail in Item 1A. “Risk Factors” of this report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company’s foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including in certain circumstances the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $16.2 million at December 31, 2012, which we account for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.

At December 31, 2012, the Company had $203.3 million of variable interest rate debt instruments outstanding at an effective rate of 2.7%. A hypothetical change of 10% in the Company’s effective interest rate from December 31, 2012 levels would increase or decrease annual interest expense by $0.5 million. The Company had no borrowings with variable interest rates outstanding at December 31, 2011. The Company expects to refinance its fixed and variable long-term debt obligations prior to their scheduled maturities.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Choice Hotels International, Inc. and subsidiaries:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Choice Hotels International, Inc. and its subsidiaries at December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
February 28, 2013

CONSOLIDATED FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2012	2011	2010
	(In thousands, except per share amounts)
REVENUES:
Royalty fees	$260,782	$245,426	$227,979
Initial franchise and relicensing fees	14,203	14,052	10,033
Procurement services	17,962	18,111	17,741
Marketing and reservation	384,784	349,036	329,246
Hotel operations	4,573	4,356	4,031
Other	9,205	7,812	7,046
Total revenues	691,509	638,793	596,076
OPERATING EXPENSES:
Selling, general and administrative	101,852	106,404	94,540
Depreciation and amortization	8,226	8,024	8,342
Marketing and reservation	384,784	349,036	329,246
Hotel operations	3,505	3,466	3,186
Total operating expenses	498,367	466,930	435,314
Operating income	193,142	171,863	160,762
OTHER INCOME AND EXPENSES:
Interest expense	27,189	12,939	6,680
Interest income	(1,540)	(1,306)	(548)
Loss on extinguishment of debt	526	—	—
Other (gains) and losses	(1,989)	2,442	(2,355)
Equity in net income of affiliates	(212)	(269)	(1,226)
Other income and expenses, net	23,974	13,806	2,551
Income before income taxes	169,168	158,057	158,211
Income taxes	48,481	47,661	50,770
Net income	$120,687	$110,396	$107,441
Basic earnings per share	$2.08	$1.86	$1.80
Diluted earnings per share	$2.07	$1.85	$1.80
 The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Net income	$120,687	$110,396	$107,441
Other comprehensive income (loss), net of tax:
Settlement of forward starting interest rate swap agreement	—	—	(8,663)
Amortization of loss on cash flow hedge	862	862	332
Foreign currency translation adjustment, net	237	615	1,265
Amortization of pension related costs, net of tax:
Actuarial loss (net of income tax of $48 for the year ended December 31, 2012)	80	—	—
Settlement of pension plan (net of income tax of $840 for the year ended December 31, 2012)	1,406	—	—
Actuarial pension loss (net of income tax of $649 and $275 for the years ended December 31, 2011 and 2010, respectively)	—	(1,086)	(459)
Other comprehensive income (loss), net of tax	2,585	391	(7,525)
Comprehensive income	$123,272	$110,787	$99,916

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
	(In thousands, except share amounts)
ASSETS
Current assets
Cash and cash equivalents	$134,177	$107,057
Receivables (net of allowance for doubtful accounts of $10,820 and $9,979, respectively)	52,270	53,012
Income taxes receivable	2,732	—
Deferred income taxes	4,136	—
Investments, employee benefit plans, at fair value	3,486	12,094
Other current assets	36,669	22,633
Total current assets	233,470	194,796
Property and equipment, at cost, net	51,651	51,992
Goodwill	65,813	66,005
Franchise rights and other identifiable intangibles, net	13,473	17,255
Receivable—marketing and reservation fees	42,179	54,014
Investments, employee benefit plans, at fair value	12,755	11,678
Deferred income taxes	15,418	22,665
Other assets	76,013	29,284
Total assets	$510,772	$447,689
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$38,714	$38,389
Accrued expenses	55,552	53,851
Deferred revenue	71,154	68,825
Deferred compensation and retirement plan obligations	2,522	18,935
Current portion of long-term debt	8,195	673
Deferred income taxes	—	2,784
Income taxes payable	—	1,108
Total current liabilities	176,137	184,565
Long-term debt	847,150	252,032
Deferred compensation and retirement plan obligations	20,399	20,593
Other liabilities	15,990	16,060
Total liabilities	1,059,676	473,250
Commitments and Contingencies
Common stock, $0.01 par value; 160,000,000 shares authorized; 95,345,362 shares issued at December 31, 2012 and 2011 and 58,171,059 and 58,277,646 shares outstanding at December 31, 2012 and 2011, respectively	582	583
Additional paid-in-capital	110,246	102,665
Accumulated other comprehensive loss	(4,216)	(6,801)
Treasury stock (37,174,303 and 37,067,716 shares at December 31, 2012 and 2011, respectively), at cost	(927,776)	(916,955)
Retained earnings	272,260	794,947
Total shareholders’ deficit	(548,904)	(25,561)
Total liabilities and shareholders’ deficit	$510,772	$447,689

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012		2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$120,687		$110,396	$107,441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,226		8,024	8,342
Provision for bad debts	2,896		2,160	3,547
Non-cash stock compensation and other charges	12,375		14,511	9,304
Non-cash interest and other (income) loss	292		2,208	(1,711)
Loss on extinguishment of debt	526	—	—	—
Dividends received from equity method investments	1,310		1,139	1,155
Deferred income taxes	(540)	5,514,000	5,514	(2,381)
Equity in net income of affiliates	(212)		(269)	(1,226)
Changes in assets and liabilities, net of acquisitions:
Receivables	(5,239)		(7,785)	(9,229)
Receivable—marketing and reservation fees, net	30,313		623	4,654
Accounts payable	11		(1,851)	5,744
Accrued expenses	12,376		6,346	10,630
Income taxes payable/receivable	(3,193)		(4,562)	(1,417)
Deferred revenue	2,188		1,523	15,413
Other assets	(3,476)		(3,162)	(12,705)
Other liabilities	(17,520)		29	7,374
Net cash provided by operating activities	161,020		134,844	144,935
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	(15,443)		(10,924)	(24,368)
Equity method investments	(20,285)		(5,000)	—
Issuance of notes receivable	(34,925)		(12,766)	(11,786)
Collections of notes receivable	3,561		4,754	5,083
Purchases of investments, employee benefit plans	(1,697)		(1,602)	(1,948)
Proceeds from sales of investments, employee benefit plans	11,223		644	1,649
Proceeds from sale of assets	—		1,654	—
Acquisitions, net of cash acquired	—		—	(466)
Other items, net	(433)		(564)	(319)
Net cash used in investing activities	(57,999)		(23,804)	(32,155)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	543,500		75	247,733
Net borrowings (repayments) pursuant to revolving credit facilities	57,000		(200)	(277,500)
Principal payments on long-term debt	(4,422)		(297)	(25)
Settlement of forward starting interest rate swap agreement	—		—	(8,663)
Debt issuance costs	(4,759)		(2,356)	(800)
Excess tax benefits from stock-based compensation	1,559		1,227	625
Purchase of treasury stock	(22,586)		(53,617)	(11,212)
Dividends paid	(654,092)		(43,747)	(43,808)
Proceeds from exercise of stock options	7,090		3,845	2,457
Net cash used in financing activities	(76,710)		(95,070)	(91,193)
Net change in cash and cash equivalents	26,311		15,970	21,587
Effect of foreign exchange rate changes on cash and cash equivalents	809		(172)	1,802
Cash and cash equivalents at beginning of period	107,057		91,259	67,870
Cash and cash equivalents at end of period	$134,177		$107,057	$91,259
Supplemental disclosure of cash flow information:
Cash payments during the year for:
Income taxes, net of refunds	$51,548		$45,483	$50,127
Interest	$16,954		$15,527	$2,036
Non-cash investing and financing activities:
Dividends declared but not paid	$1		$10,719	$10,960
Equity method investments	$3,900		$—	$—
Capital lease obligation	$—		$908	$2,538
Debt issuance costs	$6,500		$—	$—
Issuance of restricted shares of common stock	$9,517		$9,604	$9,233
Issuance of performance vested restricted stock units	$—		$—	$256
Issuance of treasury stock to employee stock purchase plan	$—		$739	$625
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(In thousands, except share amounts)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital		Accumulated Other Comprehensive Income (Loss)		Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2009	59,541,106	$595	$90,731		$333		$(870,302)	$664,431	$(114,212)
Net income								107,441	107,441
Other comprehensive loss	—	—	—		(7,525)		—	—	(7,525)
Exercise of stock options	123,109	1	1,408		—		314	—	1,723
Issuance of restricted stock and PVRSU	290,037	3	(9,489)		—		9,486	—	—
Cancellation of restricted stock	(41,796)	(1)	1,267		—		(1,266)	—	—
Stock compensation related to stock options	—	—	2,398		—		—	—	2,398
Amortization of deferred compensation related to restricted stock grants and PVRSU	—	—	6,459		—		—	—	6,459
Dividends declared	—	—	—		—		—	(43,815)	(43,815)
Treasury purchases	(346,659)	(2)	—		—		(11,163)	—	(11,165)
Issuance of treasury shares	17,973	—	—		—		625	—	625
Balance as of December 31, 2010	59,583,770	$596	$92,774		$(7,192)		$(872,306)	$728,057	$(58,071)
Net income	—	—	—		—		—	110,396	110,396
Other comprehensive income	—	—	—		391		—	—	391
Exercise of stock options	175,386	2	5,871		—		707	—	6,580
Issuance of restricted stock	247,298	2	(9,604)		—		9,602	—	—
Cancellation of restricted stock	(68,580)	—	2,300		—		(2,300)	—	—
Stock compensation related to stock options	—	—	2,842		—		—	—	2,842
Amortization of deferred compensation related to restricted stock grants and PVRSU	—	—	8,482		—		—	—	8,482
Dividends declared	—	—	—		—		—	(43,506)	(43,506)
Treasury purchases	(1,681,324)	(17)	—		—		(53,397)	—	(53,414)
Issuance of treasury shares	21,096	—	—		—		739	—	739
Balance as of December 31, 2011	58,277,646	$583	$102,665		$(6,801)		$(916,955)	$794,947	$(25,561)
Net income	—	—	—	—	—	—	—	120,687	120,687
Other comprehensive income	—	—	—	—	2,585	—	—	—	2,585
Exercise of stock options	266,754	3	4,754	—	—	—	3,572	—	8,329
Issuance of restricted stock	266,159	2	(9,517)	—	—	—	9,515	—	—
Cancellation of restricted stock	(26,824)	—	967	—	—	—	(967)	—	—
Stock compensation related to stock options	—	—	2,094	—	—	—	—	—	2,094
Amortization of deferred compensation related to restricted stock grants and PVRSU	—	—	9,283	—	—	—	—	—	9,283
Dividends declared	—	—	—	—	—	—	—	(643,374)	(643,374)
Treasury purchases	(612,676)	(6)	—	—	—	—	(22,941)	—	(22,947)
Balance as of December 31, 2012	58,171,059	$582	$110,246		$(4,216)		$(927,776)	$272,260	$(548,904)

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Company Information and Significant Accounting Policies
Company Information
Choice Hotels International, Inc. and subsidiaries (together “the Company”) is in the business of hotel franchising. As of December 31, 2012, the Company had franchise agreements representing 6,243 open hotels and 482 hotels under construction, awaiting conversion or approved for development in 49 states, the District of Columbia and over 35 countries and territories outside the United States under the brand names: Comfort Inn®, Comfort Suites®, Quality® , Clarion®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, Cambria Suites® and Ascend Collection®.
Our direct lodging property real estate exposure is limited to three company-owned MainStay Suites hotels and exposure through our development activities that involve investing, financing and guaranty support with third party hotel developers as well as our programs to acquire and resell real estate to incent franchise development in strategic markets.
Reclassifications in Consolidated Financial Statements
In 2012, the Company revised its presentation of certain foreign revenue in the prior years' consolidated statements of income to conform to the current year presentation with no effect on previously reported net income, cash flows or shareholders' deficit.  Specifically, the Company reclassified foreign revenues of $1.8 million and $2.1 million for the years end December 31, 2011 and 2010, respectively, which were previously recorded as royalty fees.   These amounts, while immaterial, were reclassified to initial franchise and relicensing fees, procurement services and other revenue to more accurately report the Company's revenue sources.
Principles of Consolidation
The consolidated financial statements include the accounts of Choice Hotels International, Inc. and its subsidiaries. We consolidate entities under our control, including variable interest entities where we are deemed to be the primary beneficiary. Investments in unconsolidated affiliates, including corporate joint ventures and certain other entities, in which the Company owns 50% or less and exercises significant influence over the operating and financial policies of the investee are accounted for by the equity method. All significant inter-company accounts and transactions have been eliminated in consolidation.
Variable Interest Entities
In accordance with the guidance for the consolidation of variable interest entities, the Company analyzes its variable interests, including loans, guarantees, and equity investments, to determine if the entity in which the Company has a variable interest is a variable interest entity. The analysis includes both quantitative and qualitative reviews. For those entities determined to have variable interests, a further quantitative and qualitative analysis is performed to determine if the Company will be deemed the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. The Company consolidates those entities in which it is determined to be the primary beneficiary.
Valuation of Investments in Ventures
We evaluate an investment in a venture for impairment when circumstances indicate that the carrying value may not be recoverable, for example due to loan defaults, significant under performance relative to historical or projected operating performance, and significant negative industry or economic trends. When there is indication that a loss in value has occurred, we evaluate the carrying value compared to the estimated fair value of the investment. Fair value is based upon internally developed discounted cash flow models, third-party appraisals, and if appropriate, current estimated net sales proceeds from pending offers. If the estimated fair value is less than carrying value, we use our judgment to determine if the decline in value is other-than-temporary. In determining this, we consider factors including, but not limited to, the length of time and extent of the decline, loss of values as a percentage of the cost, financial condition and near-term financial projections, our intent and ability to recover the lost value and current economic conditions. For investments that are deemed other-than-temporary, impairments are charged to earnings.
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
Royalty and marketing and reservation system revenues, which are typically based on a percentage of gross room revenues or the number of hotel rooms of each franchisee, are recorded when earned and receivable from the franchisee. An estimate of uncollectible revenue is charged to bad debt expense and included in selling, general and administrative (“SG&A”) and marketing and reservation expenses in the accompanying consolidated statements of income.
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
Advertising Costs
The Company expenses advertising costs as the advertising occurs. Advertising expense was $79.7 million, $73.8 million and $75.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. Prepaid advertising at December 31, 2012 totaled $0.5 million and is included within other current assets in the accompanying consolidated balance sheets. There were no prepaid advertising costs recorded at December 31, 2011. The Company includes advertising costs primarily in marketing and reservation expenses on the accompanying consolidated statements of income.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2012 and 2011, $5.0 million and $4.4 million, respectively, of book overdrafts representing outstanding checks in excess of funds on deposit are included in accounts payable in the accompanying consolidated balance sheets.
The Company maintains cash balances in domestic banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation. In addition, the Company also maintains cash balances in international banks which do not provide deposit insurance.
Capitalization Policies
Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term or their useful lives. Major renovations and replacements incurred during construction are capitalized. Additionally, the Company capitalizes any interest incurred during construction; however, for the years ended December 31, 2012 and 2011, no interest was capitalized. Upon sale or retirement of property, the cost and related accumulated depreciation are eliminated from the accounts and any related gain or loss is recognized in the accompanying consolidated statements of income. Maintenance, repairs and minor replacements are charged to expense as incurred.
Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company's products are released soon after technological feasibility has been established. Therefore, costs incurred subsequent to achievement of technological feasibility are usually not significant and as a result, software development costs have been expensed as incurred. Costs for computer software developed for internal use are capitalized during the application development stage and depreciated using the straight-line method over the estimated useful lives of the software.

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
Valuation of Intangibles and Long-Lived Assets
The Company evaluates the potential impairment of property and equipment and other long-lived assets, including franchise rights and other definite-lived intangibles, on an annual basis or whenever an event or other circumstances indicates that the Company may not be able to recover the carrying value of the asset. Recoverability is measured based on net, undiscounted expected cash flows. Assets are considered to be impaired if the net, undiscounted expected cash flows are less than the carrying amount of the assets. Impairment charges are recorded based upon the difference between the carrying value and the fair value of the asset. During the year ended December 31, 2012, the Company recognized an impairment loss totaling $0.2 million on the franchise rights recorded in conjunction with its India acquisition. The franchise rights were determined to be impaired as the net, undiscounted expected cash flows were less than the carrying amount of the assets. The Company did not record any impairment of long-lived assets during the years ended December 31, 2011 and 2010. Significant management judgment is involved in developing these projections, and they include inherent uncertainties. If different projections had been used in the current period, the balances for non-current assets could have been materially impacted. Furthermore, if management uses different projections or if different conditions occur in future periods, future-operating results could be materially impacted.
The Company evaluates the impairment of goodwill and trademarks with indefinite lives on an annual basis, or during the year if an event or other circumstance indicates that the Company may not be able to recover the carrying amount of the asset. In evaluating these assets for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If we conclude that it is not more likely than not that the fair value of the reporting unit is less than its carrying value, then no further testing is required. If the conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a two-step impairment test is performed. Since the Company has one reporting unit, the fair value of the Company’s net assets is used to determine if goodwill may be impaired. Indefinite life trademarks are considered to be impaired if the net, undiscounted expected cash flows associated with the trademark are less than their carrying amount. During the year ended December 31, 2012, the Company recognized an impairment loss totaling $0.2 million on the goodwill recorded in conjunction with its India acquisition. Based on the Company's assessment, it was determined that the fair value of the Company's Indian subsidiary, was less than its carrying value resulting in the recognition of an impairment loss equal to the gross amount of the goodwill. The Company did not record any impairment of goodwill or trademarks with indefinite lives during the years ended December 31, 2011 and 2010.

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
Foreign Operations
The United States dollar is the functional currency of the consolidated entities operating in the United States. The functional currency for the consolidated entities operating outside of the United States is generally the currency of the primary economic environment in which the entity primarily generates and expends cash. The Company translates the financial statements of consolidated entities whose functional currency is not the United States dollar into United States dollars. The Company translates assets and liabilities at the exchange rate in effect as of the financial statement date and translates income statement accounts using the weighted average exchange rate for the period. The Company includes translation adjustments from foreign exchange and the effect of exchange rate changes on inter-company transactions of a long-term investment nature as a separate component of shareholders’ deficit. The Company reports foreign currency transaction gains and losses and the effect of inter-company transactions of a short-term or trading nature in SG&A expenses on the consolidated statements of income. Foreign currency transaction gains and (losses) for the years ended December 31, 2012, 2011 and 2010 were a $0.1 million gain, $1.4 million loss and a $0.2 million loss, respectively.
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

Recently Adopted Accounting Guidance
The Company adopted Accounting Standards Update ("ASU") No. 2011-08, "Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment" ("ASU No. 2011-08") in the first quarter of 2012. The guidance, which was issued in September 2011, reduces the complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendment improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Furthermore, the amendment improves the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The Company's adoption of this ASU did not significantly impact its consolidated financial statements.
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
The Company adopted ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” ("ASU No. 2012-02") in the third quarter of 2012. The guidance, which was issued in July 2012, amends the indefinite-lived intangible asset impairment guidance by providing an option for companies to use a qualitative approach to test indefinite-lived intangible assets for impairment if certain conditions are met. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption is permitted). The Company's adoption of this ASU did not significantly impact its consolidated financial statements.

2.	Other Current Assets
Other current assets consist of the following at:

	December 31, 2012	December 31, 2011
	(In thousands)
Notes receivable (See Note 3)	$14,415	$3,104
Prepaid expenses	10,694	8,202
Land held for sale	8,541	10,141
Other current assets	3,019	1,186
Total	$36,669	$22,633
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
Mezzanine, and Other Notes Receivables
The Company has provided financing to franchisees in support of the development of properties in strategic markets. These notes include non-interest bearing receivables as well as notes bearing market interest rates. Non-interest bearing notes are recorded at their unamortized discounts. At December 31, 2012 and 2011, all discounts were fully amortized. Interest income associated with these notes receivable is reflected in the accompanying consolidated statements of income under the caption interest income.
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
The Company assesses the collectibility of its senior notes receivable by comparing the market value of the underlying assets to the carrying value of the outstanding notes. In addition, the Company evaluates the property’s operating performance, the borrower’s compliance with the terms of the loan and franchise agreements, and all related personal guarantees that have been provided by the borrower. In addition, for properties under development, the Company evaluates the progress of development as compared to the project's development schedule and cost budget. For subordinated or unsecured receivables, the Company assesses the property’s operating performance, the subordinated equity available to the Company, the borrower’s compliance with the terms of loan and franchise agreements, and the related personal guarantees that have been provided by the borrower.
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
The Company has determined that approximately $13.3 million and $11.2 million of its mezzanine and other notes receivable were impaired at December 31, 2012 and 2011, respectively. The Company has recorded an allowance for credit losses on these impaired loans at December 31, 2012 and 2011 totaling $8.3 million and $8.2 million resulting in a carrying value of impaired loans of $5.0 million and $3.0 million, respectively for which we had no related allowance for credit losses. The Company recognized approximately $0.1 million and $10,000 of interest income on impaired loans during the years ended December 31, 2012 and 2011, respectively on the cash basis. The Company has provided loan reserves on non-impaired loans totaling $0.6 million and $0.2 million at December 31, 2012 and 2011, respectively
Past due balances of mezzanine and other notes receivable by credit quality indicators are as follows:

	30-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Receivables
As of December 31, 2012	($ in thousands)
Senior	$—	$—	$—	$27,549	$27,549
Subordinated	619	9,629	10,248	4,771	15,019
Unsecured	—	47	47	1,218	1,265
	$619	$9,676	$10,295	$33,538	$43,833
As of December 31, 2011
Senior	$—	$—	$—	$7,900	$7,900
Subordinated	—	9,773	9,773	4,219	13,992
	$—	$9,773	$9,773	$12,119	$21,892
Loans Acquired with Deteriorated Credit Quality
On December 2, 2011, the Company acquired an $11.5 million mortgage, held on a franchisee hotel asset, from a financial institution for $7.9 million. At the time of acquisition, the Company determined that it would be unable to collect all contractually required payments under the original mortgage terms. The contractually required payments receivable, including principal and interest, under the terms of the acquired mortgage totaled $12.0 million. The Company expects to collect $9.7 million of these contractually required payments. No prepayments were considered in the determination of contractual cash flows and cash flows expected to be collected. At December 31, 2012 and 2011, the carrying amount of this loan was $7.9 million and there was no allowance for uncollectable amounts. The Company's accretable yield at both the acquisition date and December 31, 2011 was $1.8 million or 7.36% and a reconciliation of the accretable yield for year ended December 31, 2012 is as follows:

Accretable Yield
($ in thousands)
Balance, December 31, 2011	$1,793
Additions	—
Accretion	(632)
Disposals	—
Reclassifications from nonaccretable yield	—
Balance, December 31, 2012	$1,161

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
In accordance with the terms of the promissory notes, the initial principal sum and related interest are ratably reduced over the term of the loan on each anniversary date until the outstanding amounts are reduced to zero as long as the franchisee remains within the franchise system and operates in accordance with our quality and brand standards. As a result, the amounts recorded as an asset on the Company's consolidated balance sheet are also ratably reduced since the amounts forgiven no longer represent probable future economic benefits to the Company. The Company records the reduction of its recorded assets through amortization and marketing and reservation expense on its consolidated statements of income.
The Company fully reserves all defaulted notes in addition to recording a reserve on the estimated uncollectible portion of the remaining notes. For those notes not in default, the Company calculates an allowance for losses and determines the ultimate collectability on these forgivable notes based on the historical default rates for those unsecured notes that are not forgiven but are required to be repaid. The Company records bad debt expense in SG&A and marketing and reservation expenses in the accompanying consolidated statements of income in the quarter when the note is deemed uncollectible.
As of December 31, 2012 and 2011, the unamortized balance of these notes totaled $16.2 million and $7.9 million, respectively. The Company recorded an allowance for credit losses on these forgivable unsecured notes receivable of $1.6 million and $0.8 million at December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, the Company did not have any forgivable unsecured notes that were past due. Amortization expense included in the accompanying consolidated statements of income related to the notes was $2.8 million, $2.3 million and $1.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

A summary of the Company's notes receivable and related allowances are as follows:

	December 31, 2012			December 31, 2011
	($ in thousands)			($ in thousands)
Credit Quality Indicator	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Total	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Total
Senior	$—	$27,549	$27,549	$—	$7,900	$7,900
Subordinated	—	15,019	15,019	—	13,992	13,992
Unsecured	16,235	1,265	17,500	7,948	—	7,948
Total notes receivable	16,235	43,833	60,068	7,948	21,892	29,840
Allowance for losses on non-impaired loans	1,623	638	2,261	795	225	1,020
Allowance for losses on receivables specifically evaluated for impairment	—	8,289	8,289	—	8,208	8,208
Total loan reserves	1,623	8,927	10,550	795	8,433	9,228
Net carrying value	$14,612	$34,906	$49,518	$7,153	$13,459	$20,612
Current portion, net	$420	$13,995	$14,415	$102	$3,002	$3,104
Long-term portion, net	14,192	20,911	35,103	7,051	10,457	17,508
Total	$14,612	$34,906	$49,518	$7,153	$13,459	$20,612

The Company classifies notes receivable due within one year as other current assets and notes receivable with a maturity greater than one year as other assets in the Company’s consolidated balance sheets.

The following table summarizes the activity related to the Company’s Forgivable Notes Receivable and Mezzanine & Other Notes Receivable allowance for losses for the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012		Year Ended December 31, 2011
	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable
	(In thousands)
Balance, December 31,	$795	$8,433	$775	$9,251
Provisions	1,144	591	269	713
Recoveries	(33)	(97)	(3)	(1,157)
Write-offs	(213)	—	(160)	(374)
Other(1)	(70)	—	(86)	—
Balance, December 31,	$1,623	$8,927	$795	$8,433
(1) Consists of default rate assumption changes

4.	Property and Equipment
The components of property and equipment are:

	December 31,
	2012	2011
	(In thousands)
Land and land improvements	$2,490	$2,490
Facilities in progress and software under development	2,944	1,621
Computer equipment and software	83,937	99,050
Buildings and improvements	43,482	43,449
Furniture, fixtures and equipment	14,976	14,977
Capital lease	3,468	3,468
	151,297	165,055
Less: Accumulated depreciation and amortization	(99,646)	(113,063)
Property and equipment, at cost, net	$51,651	$51,992
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
Depreciation expense, excluding amounts attributable to marketing and reservation activities, for the years ended December 31, 2012, 2011 and 2010 was $2.4 million, $2.6 million and $2.4 million, respectively. Accumulated amortization of capital leases, included in accumulated depreciation and amortization above, at December 31, 2012 and 2011 totaled $1.0 million and $0.6 million, respectively.

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
The components of goodwill are as follows:

	December 31,
	2012	2011
	(In thousands)
Minority interest	$60,620	$60,620
Suburban transaction	5,193	5,193
India acquisition (see Note 12)	—	192
Total	$65,813	$66,005
The Company is not required to amortize goodwill. During the year ended December 31, 2012, the Company recognized an impairment loss totaling $0.2 million on the goodwill recorded in conjunction with its India acquisition. An assessment of the fair value of the Company's Indian subsidiary was performed based on prices of comparable businesses and this assessment resulted in the recognition of an impairment loss equal to the gross amount of the goodwill.
Franchise rights totaling $9.8 million and $13.5 million at December 31, 2012 and 2011, respectively, represent the unamortized purchase price assigned to acquire long-term franchise contracts. As of December 31, 2012 and 2011, the unamortized balance relates primarily to the Econo Lodge, Suburban Extended Stay Hotel and Choice Hotels Australasia franchise rights. The franchise rights are being amortized over lives ranging from 5 to 25 years. Amortization expense for the years ended December 31, 2012, 2011 and 2010 amounted to $3.7 million, $3.6 million and $4.2 million, respectively. Franchise rights are net of accumulated amortization of $74.0 million and $70.2 million at December 31, 2012 and 2011, respectively.
The estimated annual amortization expense related to the Company’s franchise rights for each of the years ending December 31, 2013 through 2017 is as follows:

Year	(In millions)
2013	$3.5
2014	$3.3
2015	$2.3
2016	$0.3
2017	$0.2
Franchise rights and other identifiable intangible assets include approximately $3.7 million and $3.8 million of unamortized intangible assets related to trademarks at December 31, 2012 and 2011, respectively. Trademarks acquired in the Suburban Transaction totaling approximately $1.0 million have an indefinite life and therefore, no amounts have been amortized. The costs of registering and renewing existing trademarks are being amortized over ten years. Amortization expense for the years ended December 31, 2012, 2011 and 2010 amounted to $0.5 million, $0.5 million and $0.6 million respectively. Trademarks are net of accumulated amortization of $6.9 million and $6.4 million at December 31, 2012 and 2011, respectively.
The estimated annual amortization expense related to the Company’s trademarks for each of the years ending December 31, 2013 through 2017 is as follows:

Year	(In millions)
2013	$0.5
2014	$0.5
2015	$0.4
2016	$0.4
2017	$0.3

6.	Receivable-Marketing and Reservation System Fees
The Company’s franchise agreements require the payment of franchise fees, which include marketing and reservation system fees. The Company is obligated to use the marketing and reservation system revenues it collects from the current franchisees comprising its various hotel brands to provide marketing and reservation services appropriate to support the operation of the overall system. In discharging its obligation to provide sufficient and appropriate marketing and reservation services, the Company has the right to expend funds in an amount reasonably necessary to ensure the provision of such services, whether or not such amount is currently available to the Company for reimbursement. The franchise agreements provide the Company the right to advance monies to the franchise system when the needs of the system surpass the balances currently available. As a result, expenditures by the Company in support of marketing and reservation services in excess of available revenues are recorded as a receivable in the Company’s financial statements. Conversely, cumulative marketing and reservation system revenues not expended are recorded as a payable in the financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements or utilized to reimburse the Company for prior year advances.
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
The marketing fees receivable at December 31, 2012 and 2011 was $7.9 million and $18.5 million, respectively from cumulative marketing expenses incurred in excess of cumulative marketing revenues. As of December 31, 2012 and 2011, the reservation fees receivable related to cumulative reservation expenses incurred in excess of cumulative reservation revenues was $34.2 million and $35.5 million, respectively. Depreciation and amortization expense attributable to marketing and reservation activities for the years ended December 31, 2012, 2011 and 2010 was $14.5 million, $13.3 million and $12.4 million, respectively. Interest expense attributable to reservation activities was $4.0 million, $4.1 million and $1.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

7.	Other Assets
Other assets consist of the following at:

	December 31,
	2012		2011
	(In thousands)
Notes receivable (See Note 3)	$35,103		$17,508
Equity method investments	27,453		4,338
Deferred financing fees	11,174		3,351
Land held for sale	1,300	1,300,000	1,300
Other assets	983		2,787
Total	$76,013		$29,284

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

Variable Interest Entities

Equity method investments include $24.3 million of investments in joint ventures that the Company has determined to be variable interest entities. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Suites hotels in strategic markets. Based on an analysis of who has the power to direct the activities that most significantly impact these entities performance and who has an obligation to absorb losses of these entities or a right to receive benefits from these entities that could potentially be significant to the entity, the Company has determined that it is not the primary beneficiary of any of its joint venture investments. We based our quantitative analysis on the forecasted cash flows of the entity and our qualitative analysis on our review of the design of the entity, its organizational structure including decision-making ability and the relevant development, operating management and financial agreements. As a result, the Company's investment in these entities is accounted for under the equity method. For the year ended December 31, 2012, the Company recognized $0.1 million of net income from the investment in these entities.

8.	Accrued Expenses
Accrued expenses consist of the following:

	December 31,
	2012	2011
	(In thousands)
Accrued compensation and benefits	$32,236	$31,053
Dividends payable	—	10,719
Termination benefits (see Note 26)	3,099	4,522
Accrued interest	16,695	4,908
Other liabilities and contingencies	3,522	2,649
Total	$55,552	$53,851

9.	Deferred Revenue
Deferred revenue consists of the following:

	December 31,
	2012	2011
	(In thousands)
Loyalty programs	$64,636	$64,636
Initial, relicensing and franchise fees	4,994	3,198
Procurement services fees	1,225	957
Other	299	34
Total	$71,154	$68,825

10.	Other Non-Current Liabilities
Other non-current liabilities consist of the following at:

	December 31,
	2012	2011
	(In thousands)
Uncertain tax positions	$6,718	$6,499
Deferred rental expenses	7,622	7,751
Deferred revenue	1,411	793
Termination benefits (see Note 26)	29	881
Other liabilities	210	136
Total	$15,990	$16,060
Uncertain tax positions have been recorded for potential exposures involving tax positions that could be challenged by taxing authorities.

11.	Debt
Debt consists of the following at:

	December 31,
	2012	2011
	(In thousands)
$400 million senior unsecured notes with an effective interest rate of 5.94% at December 31, 2012	$400,000	$—
$250 million senior unsecured notes with an effective interest rate of 6.19% less discount of $0.5 million and $0.6 million at December 31, 2012 and 2011, respectively	249,508	249,444
$350 million senior secured credit facility with an effective interest rate of 2.66% at December 31, 2012	203,250	—
Capital lease obligations due 2016 with an effective interest rate of 3.18% at both December 31, 2012 and 2011, respectively	2,519	3,172
Other notes payable	68	89
Total debt	$855,345	$252,705
Less current portion	8,195	673
Total long-term debt	$847,150	$252,032

Scheduled principal maturities of debt as of December 31, 2012 were as follows:

Year Ending	Senior Notes	Capital Lease	Revolving Credit Facilities	Other Notes Payable	Total
		(In thousands)
2013	$—	$1,024	$7,500	$21	$8,545
2014	—	1,024	9,375	22	10,421
2015	—	1,024	11,250	19	12,293
2016	—	598	175,125	6	175,729
2017	—	—	—	—	—
Thereafter	649,508	—	—	—	649,508
Total payments	649,508	3,670	203,250	68	856,496
Less: Amount representing estimated executory costs	—	(1,001)	—	—	(1,001)
Less: Amounts representing interest	—	(150)	—	—	(150)
Net principal payments	$649,508	$2,519	$203,250	$68	$855,345
Senior Unsecured Notes Due 2022
On June 27, 2012, the Company issued unsecured notes in the principal amount of $400 million ("the 2012 Senior Notes") at par, bearing a coupon of 5.75% with an effective rate of 5.94%. The 2012 Senior Notes will mature on July 1, 2022, with interest to be paid semi-annually on January 1st and July 1st. The Company used the net proceeds of this offering, after deducting underwriting discounts and commissions and other offering expenses, together with a portion of the proceeds from a new credit facility, to pay a special cash dividend totaling approximately $600.7 million paid to shareholders on August 23, 2012. The Company's 2012 Senior Notes are guaranteed jointly, severally, fully and unconditionally, subject to certain customary limitations by eight 100%-owned domestic subsidiaries.
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
Senior Unsecured Notes Due 2020
On August 25, 2010, the Company completed a $250 million senior unsecured note offering (“the 2010 Senior Notes”) at a discount of $0.6 million, bearing a coupon of 5.7% with an effective rate of 6.19%. The 2010 Senior Notes will mature on August 28, 2020, with interest to be paid semi-annually on February 28th and August 28th. The Company used the net proceeds from the offering, after deducting underwriting discounts and other offering expenses, to repay outstanding borrowings and for other general corporate purposes. The Company’s 2010 Senior Notes are guaranteed jointly, severally, fully and unconditionally, subject to certain customary limitations, by eight 100%-owned domestic subsidiaries.
Bond discounts incurred in connection with the 2010 Senior Notes are amortized on a straight-line basis, which is not materially different than the effective interest method, through the maturity of the 2010 Senior Notes. Amortization of these costs is included in interest expense in the consolidated statements of income.
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

The Company utilized the proceeds from the Term Loan and borrowings from the New Revolver, together with the net proceeds from the Company's 2012 Senior Notes offering, to pay during 2012 a special cash dividend of approximately $600.7 million in the aggregate to the Company's stockholders on August 23, 2012.

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
Additionally, the New Credit Facility requires that the Company and its restricted subsidiaries comply with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments, paying dividends or repurchasing stock, and effecting mergers and/or asset sales. With respect to dividends, the Company may not make any payments if there is an existing event of default or if the payment would create an event of default. In addition, if the Company's total leverage exceeds 4.50 to 1.00, the Company is generally restricted from paying aggregate dividends in excess of $50.0 million during any calendar year.
The New Credit Facility also imposes financial maintenance covenants requiring the Company to maintain:

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
The New Credit Facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the New Credit Facility to be immediately due and payable. At December 31, 2012, the Company was in compliance with all covenants under the New Credit Facility.
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
At December 31, 2012, the Company had $146.3 million and $57.0 million outstanding under the Term Loan and New Revolver, respectively.
In connection with the entering into the New Credit Facility, the Company's $300 million senior unsecured revolving credit agreement, dated as of February 24, 2011, among the Company, Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders (the “Old Credit Facility”), was terminated and replaced by the New Credit Facility. The Old Credit Facility permitted the Company to borrow, repay and re-borrow revolving loans until the scheduled maturity date of February 24, 2016. Upon refinancing, the Company had unamortized deferred financing fees totaling $1.7 million pertaining to the Old Credit Facility. Based on an analysis of the lenders participating in both the Old and New Credit Facilities, the Company recorded a loss on extinguishment of debt of approximately $0.5 million during the year ended December 31, 2012. The remaining unamortized deferred fees related to the Old Credit Facility will be amortized, on a straight-line basis through the maturity of the New Credit Facility.
Borrowings under the Old Credit Facility bore interest at (i) a base rate plus a margin ranging from 5 to 80 basis points based on the Company's credit rating or (ii) LIBOR plus a margin ranging from 105 to 180 basis points based on the Company's credit rating. In addition, the Old Credit Facility required the Company to pay a quarterly facility fee on the full amount of the commitments under the Old Credit Facility (regardless of usage) ranging from 20 to 45 basis points based upon the credit rating of the Company.
The proceeds from the Old Credit Facility were used for general corporate purposes, including working capital, debt repayment, stock repurchases, dividends, investments and other permitted uses. At December 31, 2011, no amounts were outstanding under the Old Credit Facility.

12.	Acquisition of Choice Hospitality (India) Ltd.
In the first quarter of 2010, the Company acquired the remaining 60% ownership interest in one of the Company’s master franchisees, Choice Hospitality (India) Ltd. (“CHN”), which conducts franchising operations in the Republics of India, Sri Lanka, Maldives and the Kingdom of Nepal for $0.6 million and began including the results of its operations in the Company’s financial statements on January 8, 2010. Prior to the acquisition, the Company owned 40% of the outstanding common stock of CHN with the remaining 60% of the outstanding stock owned by unrelated parties. The Company allocated the purchase price based on management’s assessment of the fair value of assets acquired and liabilities assumed as of January 8, 2010. The Company allocated $0.3 million of the excess of the total purchase price over the net tangible assets to franchise rights and the remaining $0.2 million to goodwill. Upon acquisition, the franchise rights were being amortized over their estimated useful life of 8 years. However, during the year ended December 31, 2012, the Company revised the estimated useful life of the franchise rights and as a result they were fully amortized as of December 31, 2012. In addition, during the year ended December 31, 2012, the Company recognized an impairment loss on the portion of the purchase price assigned to goodwill totaling $0.2 million. The pro forma results of operations as if this entity had been combined at the beginning of all periods presented would not be materially different from the Company’s reported results for those periods.
During 2012, 2011 and 2010, the Company recognized in the accompanying statements of income, revenues of $0.9 million, $1.0 million and $1.1 million respectively including royalty, marketing and reservation system fees and other revenues from CHN.

13.	Foreign Operations
The Company conducts its international franchise operations through a combination of direct franchising and master franchising relationships. Master franchising relationships allow the use of the Company’s brands by third parties in foreign countries. Direct franchising operations are primarily conducted through wholly-owned subsidiaries. The Company has also made equity investments in certain non-domestic lodging franchise companies that conduct franchise operations for the Company’s brands under master franchise relationships. Revenues generated by foreign operations, including royalty, marketing and reservations system fees and other revenues for the years ended December 31, 2012, 2011 and 2010 were $55.4 million, $54.6 million and $46.6 million respectively.
Choice Hotels Franchise GmbH
Choice Hotels Franchise GmbH (“CHG”), a wholly-owned subsidiary, conducts franchising operations in the central European countries of Austria, Germany, Italy, Poland, the Czech Republic, and portions of Switzerland. During the years ended December 31, 2012, 2011 and 2010, the Company recognized in the accompanying consolidated statements of income, revenues of $2.5 million, $2.6 million and $2.3 million, respectively, including royalty, marketing and reservation system fees and other revenues from CHG.
Choice Hotels France SAS
Choice Hotels France SAS (“CHF”), a wholly-owned subsidiary, conducts franchising operations in the European countries of France, Belgium, Portugal, Spain and portions of Switzerland. During 2012, 2011 and 2010, the Company recognized in the accompanying consolidated statements of income, revenues of $5.8 million, $6.6 million and $5.6 million, respectively, including royalty, marketing and reservation system fees and other revenues from CHF.
Choice Hotels Licensing B.V.
The Company conducts direct franchising operations in the United Kingdom through its wholly-owned subsidiary, Choice Hotels Licensing B.V. (“CHL”). During 2012, 2011 and 2010, the Company recognized in the accompanying statements of income, revenues of $3.5 million, $3.4 million and $3.0 million, respectively, including royalty, marketing and reservation system fees and other revenues from CHL related to the United Kingdom.
Choice Hotels Australasia
Choice Hotels Australasia Pty. Ltd. (“CHA”), a wholly-owned subsidiary, conducts direct franchising operations in Australia, New Zealand, Singapore and Papua New Guinea. During 2012, 2011 and 2010, the Company recognized in the accompanying consolidated statements of income, revenues of $13.5 million, $13.9 million and $11.3 million, respectively, including royalty, marketing and reservation system fees and other revenues from CHA.

Choice Hotels Canada, Inc. & Choice Hotels International Licensing ULC
The Company conducts operations in Canada for all brands except Cambria Suites, Mainstay Suites and Suburban Extended Stay Hotel through Choice Hotels Canada, Inc. ("CHC") and through Choice Hotels International Licensing ULC ("CHIL"), a wholly-owned subsidiary for its extended stay brands and Cambria Suites. The Company has a 50% interest in Choice Hotels Canada, Inc. (“CHC”), a joint venture with a third party. During 2012, 2011 and 2010, the Company recorded $1.5 million, $1.5 million, and $1.3 million respectively, based on CHC’s results for the twelve months ended November 30, 2012, 2011 and 2010 of equity method income related to this investment in the accompanying consolidated statements of income. The Company received dividends from CHC of $1.3 million, $1.1 million and $1.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. During 2012, 2011 and 2010, the Company recognized in the accompanying consolidated statements of income, revenues of $15.7 million, $14.0 million and $12.3 million, respectively, including royalty, marketing and reservation system fees and other revenues from CHC and CHIL.

14.	Pension Plan
The Company sponsored an unfunded non-qualified defined benefit plan (“SERP”) for certain senior executives. The Company accounted for the SERP in accordance with applicable guidance which required the Company to (a) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit post-retirement plan in the year in which the changes occur. The plan assets and benefit obligations were measured as of the Company’s fiscal year end.
During the fourth quarter of 2009, the Company amended the terms of the SERP to freeze participant benefits effective December 31, 2009. The amendment of the plan terms constituted a significant event and required the Company to recognize a curtailment loss as part of its 2009 net periodic pension cost. The curtailment loss was equal to unrecognized prior service costs for all employees. The curtailment loss was partially offset by a gain related to the elimination of future participant salary increases for vested participants as well as the removal of liabilities for non-vested participants.
On December 26, 2011, the Company's board of directors approved the termination of the SERP effective immediately. Pursuant to this termination, the Company effectuated the termination of the SERP through the payment of lump sum distributions to all SERP participants based upon the actuarial equivalent commuted lump sum value of the full accrued benefit earned by each such participant, using actuarial and other assumptions on December 27, 2012. No assets were held with respect to the SERP, therefore benefits were funded when paid to participants.
The following is a reconciliation of the changes in the projected benefit obligation for the years ended December 31, 2012 and 2011:

	December 31,
	2012	2011
	(In thousands)
Projected benefit obligation, beginning of year	$11,896	$10,034
Interest cost	526	541
Actuarial loss (gain)	(85)	1,735
Benefit payments	(414)	(414)
Settlement payments	(11,923)	—
Projected benefit obligation, end of year	$—	$11,896
For the years ended December 31, 2012, 2011 and 2010, the Company recorded $2.8 million, $0.5 million and $0.5 million, respectively for the expenses related to the SERP which are included in SG&A and marketing and reservation expense in the accompanying consolidated statements of income.

The following table presents the components of net periodic benefit costs for the three years ended December 31, 2012:

	Years ended December 31,
	2012	2011	2010
	(In thousands)
Components of net periodic benefit cost:
Interest cost	$526	$541	$538
Amortization of actuarial loss	128	—	—
	654	541	538
Settlement loss, net	2,162	—	—
Net periodic benefit cost	$2,816	$541	$538
Weighted average assumption:
Discount rate	4.50%	5.50%	6.00%
As a result of the settlement of the SERP, the Company recognized a net settlement loss totaling $2.2 million during the year ended December 31, 2012. The net settlement loss consisted of an actuarial gain of $0.1 million representing the difference between actuarial calculation of the lump sum distribution to participants and the projected benefit obligation and the reclassification of the unamortized accumulated loss from other comprehensive loss to the net periodic benefit cost totaling $2.3 million. Following the settlement of the SERP, there were no amounts in accumulated other comprehensive income (loss) that have not yet been recognized as a component of net periodic benefit costs.

The SERP projected benefit obligation at December 31, 2011 was included as a liability in the current deferred compensation and retirement plan obligations in the accompanying consolidated balance sheets totaling $11.9 million. The accumulated benefit obligation at December 31, 2011 was equal to the projected benefit obligation due to the 2009 amendment which froze participant benefits under the SERP.

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
In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan (“EDCP”) which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust. Prior to January 1, 2010, participants could elect an investment return of either the annual yield of the Moody’s Average Corporate Bond Rate Yield Index plus 300 basis points, or a return based on a selection of available diversified investment options. Effective January 1, 2010, the Moody’s Average Corporate Bond Rate Yield Index plus 300 basis points is no longer an investment option for salary deferrals made on compensation earned after December 31, 2009. The Company recorded current and long-term deferred compensation liabilities of $11.7 million and $17.2 million at December 31, 2012 and 2011, respectively, related to these deferrals and credited investment returns. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. Compensation expense recorded in SG&A for the years ended December 31, 2012, 2011 and 2010 were $0.8 million, $0.8 million, and $0.9 million, respectively. In addition, the EDCP Plan held shares of the Company's common stock with a market value of $0.1 million at December 31, 2012 which were recorded as a component of shareholders' deficit.
The Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that partially offset the earnings credited to the participants. The diversified investments held in the trusts totaled $6.0 million and $14.2 million as of December 31, 2012 and 2011, respectively, and are recorded at their fair value, based on quoted market prices. At December 31, 2012, the Company expects $3.5 million of the assets held in the trust to be distributed during the year ended December 31, 2013 to participants or to the Company to reimburse it for prior year participant distributions. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment gains (losses) during the years ended December 31, 2012, 2011 and 2010 of $1.2 million, $(0.1) million, and $1.4 million, respectively.
In 1997, the Company adopted the Choice Hotels International, Inc. Non-Qualified Retirement Savings and Investment Plan (“Non-Qualified Plan”). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. As of December 31, 2012 and 2011, the Company had recorded a deferred compensation liability of $11.2 million and $10.4 million, respectively related to these deferrals. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. The net increase (decrease) in compensation expense recorded in SG&A for the years ended December 31, 2012, 2011 and 2010 were $0.7 million, $(0.5) million and $0.8 million, respectively.
The diversified investments held in the trusts were $10.2 million and $9.5 million as of December 31, 2012 and 2011, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets are included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment gains (losses) during the years ended December 31, 2012, 2011 and 2010 of $0.8 million, $(0.5) million and $0.7 million, respectively. In addition, the Non-Qualified Plan held shares of the Company’s common stock with a market value of $1.0 million and $0.9 million at December 31, 2012 and 2011, respectively.

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

As of December 31, 2012 and 2011, the Company had the following assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets (in thousands)
As of December 31, 2012
Money market funds, included in cash and cash equivalents	$20,001	$—	$20,001	$—
Mutual funds(1)	11,884	11,884	—	—
Money market funds(1)	4,357	—	4,357	—
	$36,242	$11,884	$24,358	$—
As of December 31, 2011
Money market funds, included in cash and cash equivalents	$20,001	$—	$20,001	$—
Mutual funds(1)	21,534	21,534	—	—
Money market funds(1)	2,238	—	2,238	—
	$43,773	$21,534	$22,239	$—
____________________________

(1)	Included in Investments, employee benefit plans, fair value on consolidated balance sheets.
During the year ended December 31, 2012, the Company sold approximately $11.8 million of mutual funds (Level 1 assets) held in the employee benefit plan trusts. Approximately $8.4 million of these assets were distributed from the irrevocable trust with the remaining $3.4 million transferred to the money market funds (Level 2 assets). There were no transfers between Level 1 and Level 2 assets during the year ended December 31, 2011. The Company's policy is to recognize transfers in and transfers out of the three levels of the fair value hierarchy as of the end of each quarterly reporting period.
Other Financial Instruments
The Company believes that the fair values of its current assets and current liabilities approximate their reported carrying amounts due to the short-term nature of these items. In addition, the interest rates of the Company’s credit facilities adjust frequently based on current market rates; accordingly its carrying amount approximates fair value.
The Company estimates the fair value of notes receivable which approximate their carrying value, utilizing an analysis of future cash flows and credit worthiness for similar types of arrangements. Based upon the availability of market data, the notes receivable have been classified as Level 3 inputs. The primary sensitivity in these calculations is based on the selection of appropriate interest and discount rates. For further information on the notes receivable see Note 3.
The Company estimates the fair value of the Company's $250 million and $400 million senior notes using quoted market prices, which are directly observable Level 1 inputs. At December 31, 2012 and 2011, the $250 million senior notes had an approximate fair value of $271.6 million and $267.7 million, respectively. The $400 million senior notes, which were issued during 2012, had an approximate fair value of $442.0 million at December 31, 2012.
Fair values estimated are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be possible and may not be a prudent management decision.

17.	401(k) Retirement Plan
The Company sponsors a 401(k) retirement plan for all eligible employees. For the years ended December 31, 2012, 2011 and 2010, the Company recorded compensation expense of $3.7 million, $3.6 million and $3.4 million, respectively, representing matching contributions for plan participants. In accordance with the safe harbor matching provisions of the plan, the Company matches plan participant contributions in cash as bi-weekly deductions are made.

18.	Income Taxes
Total pretax income, classified by source of income, was as follows:

	Years ended December 31,
	2012	2011	2010
	(In thousands)
U.S.	$131,449	$138,102	$140,511
Outside the U.S.	37,719	19,955	17,700
Total pretax income	$169,168	$158,057	$158,211

The provision for income taxes, classified by the timing and location of payment, was as follows:

	Years ended December 31,
	2012	2011	2010
	in thousands
Current tax expense
Federal	$41,010	$40,642	$48,494
State	4,713	2,629	3,609
Foreign	2,345	1,712	1,892
Deferred tax (benefit) expense
Federal	366	2,151	(3,264)
State	75	544	310
Foreign	(28)	(17)	(271)
Income taxes	$48,481	$47,661	$50,770

Net deferred tax assets consisted of:

	December 31,
	2012	2011
	(In thousands)
Property, equipment and intangible assets	$(8,553)	$(9,875)
Accrued compensation	14,693	20,553
Accrued expenses	9,711	5,302
Foreign operations	186	66
Capital loss carryovers	484	1,047
Deferred tax asset on unrecognized tax positions	2,226	2,138
Other	807	650
Net deferred tax assets	$19,554	$19,881

Balance sheet presentation:

	December 31,
	2012	2011
	(In thousands)
Current deferred tax assets (liability)	$4,136	$(2,784)
Non-current net deferred tax assets	15,418	22,665
Net deferred tax assets	$19,554	$19,881

The statutory United States federal income tax rate reconciles to the effective income tax rates as follows:

	Years ended December 31,
	2012	2011	2010
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.5%	1.7%	1.6%
Benefits and taxes related to foreign operations	(8.7)%	(3.4)%	(2.7)%
Unrecognized tax positions	0.1%	(0.8)%	1.3%
Adjustment to current and deferred taxes, prior years	—%	(0.9)%	(2.1)%
Other	0.8%	(1.5)%	(1.0)%
Effective income tax rates	28.7%	30.1%	32.1%

In 2012 and 2011, the effective income tax rates were 28.7% and 30.1%, respectively. The effective income tax rate for the year ended December 31, 2012 was lower than the United States federal statutory rate of 35% primarily due to the recurring impact of foreign operations, partially offset by state income taxes. Additionally, the effective income tax rate includes a $4.5 million benefit related to a change in estimate of the benefit from foreign operations. The effective income tax rate for the year ended December 31, 2011 was lower than the United States federal statutory rate of 35% primarily due to the impact of foreign operations, $1.4 million of changes in unrecognized tax positions and the identification of $2.8 million of additional federal income tax benefits, partially offset by state income taxes. Additionally, an adjustment to our current federal taxes payable of $1.4 million reduced the effective tax rate.
As of December 31, 2012 and 2011, the Company’s gross unrecognized tax benefits totaled $4.4 million and $4.6 million, respectively. It is expected that $4.4 million of the total as of December 31, 2012 would favorably affect the effective tax rate if resolved in the Company’s favor. The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

	2012	2011	2010
	(In thousands)
Balance, January 1	$4,570	$6,017	$4,246
Changes for tax positions of prior years	410	173	(18)
Increases for tax positions related to the current year	—	2,062	2,563
Settlements and lapsing of statutes of limitations	(565)	(3,682)	(774)
Balance, December 31	$4,415	$4,570	$6,017
It is reasonably possible that the Company’s unrecognized tax benefits could decrease within the next 12 months by as much as $2.1 million due to settlements and the expiration of applicable statutes of limitations.
The Internal Revenue Service is currently conducting an examination of the Company's United States federal income tax returns for tax years 2009, 2010, and 2011, as well as a limited examination of the 2007 federal income tax return as amended. As of December 31, 2012, the Company has not been advised of any material adjustments.

The practice of the Company is to recognize interest and penalties related to income tax matters in the provision for income taxes. The Company did not incur any material interest or penalties for 2012 and 2011 and incurred $1.3 million in 2010. The Company had $2.3 million and $1.9 million of accrued interest and penalties at December 31, 2012 and 2011, respectively.

The Company has not provided deferred United States income taxes on approximately $122.0 million of accumulated and undistributed earnings of its foreign subsidiaries.  The Company's intent is for such earnings to be permanently reinvested in operations outside the United States.  Determination of the deferred United States income tax liability on these earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

19.	Share-Based Compensation and Capital Stock
Dividends
The Company currently maintains a quarterly dividend on its common shares outstanding, however, the declaration of future dividends are subject to the discretion of our board of directors. During the year ended December 31, 2012 and 2011, the Company's board of directors declared quarterly cash dividends at an annual rate of $0.74 per share totaling $42.7 million and $43.5 million, respectively.
On July 26, 2012, the Company's board of directors declared a special cash dividend to common shareholders in the amount of $10.41 per share or approximately $600.7 million ("Special Cash Dividend") which was paid on August 23, 2012.
Share-Based Compensation
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
The Company has stock compensation plans pursuant to which it is authorized to grant stock-based awards of up to 4.6 million shares of the Company’s common stock, of which 0.9 million shares remain available for grant as of December 31, 2012. The Company’s policy allows the issuance of new or treasury shares to satisfy stock-based awards. Restricted stock, stock options, stock appreciation rights and performance share awards may be granted to officers, key employees and non-employee directors with contractual terms set by the Compensation Committee of the Board of Directors.

Stock Options
The Company granted approximately 0.2 million, 0.2 million and 0.3 million options to certain employees of the Company at a fair value of approximately $1.6 million, $2.1 million and $2.6 million during the years ended December 31, 2012, 2011 and 2010, respectively. The stock options granted by the Company had an exercise price equal to the market price of the Company’s common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2012	2011	2010
Risk-free interest rate	0.78%	2.10%	2.19%
Expected volatility	40.15%	39.51%	41.92%
Expected life of stock option	4.4 years	4.4 years	4.4 years
Dividend yield	2.08%	1.79%	2.26%
Requisite service period	4 years	4 years	4 years
Contractual life	7 years	7 years	7 years
Weighted average fair value of options granted (per option)	$9.98	$12.42	$10.07
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
The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2012 was $15.5 million and $10.7 million respectively. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $2.8 million, $2.8 million and $2.0 million, respectively.
The Company received $7.1 million, $3.8 million, and $2.5 million in proceeds from the exercise of 0.3 million, 0.2 million and 0.1 million employee stock options during the years ended December 31, 2012, 2011 and 2010, respectively.

The following table summarizes information about stock options outstanding at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2012	Weighted Average Exercise Price
$ 0.00 to $19.50	2,900	0.1 years	$7.74	2,900	$7.74
$19.51 to $24.38	481,462	3.1 years	$20.68	356,329	$20.74
$24.39 to $29.25	1,128,782	4.4 years	$25.99	766,681	$25.94
$29.26 to $34.13	225,526	4.6 years	$31.28	81,350	$31.23
$34.14 to $39.00	95,364	3.1 years	$36.99	95,364	$36.99
	1,934,034	4.0 years	$25.80	1,302,624	$25.62

Special Dividend Adjustment
The Company's long-term incentive plans ("the Plans") contain provisions which require the automatic adjustment of outstanding share-based awards in the event that the Company makes any changes to its capital structure, such as special dividends, stock splits or spin-offs, if such changes result in the dilution or enlargement of the benefits or potential benefits intended upon the grant of the award. The Company's board of directors concluded that the Special Cash Dividend paid on
August 23, 2012 would result in the dilution of the value of the Company's outstanding stock options. Therefore, in accordance with the anti-dilution provision of the Plans, the Company's outstanding stock options were adjusted to maintain their pre-dividend value. The Company elected to maintain the pre-dividend value of the outstanding options by adjusting both the exercise price and the number of stock options outstanding as of the ex-dividend date of the Special Dividend so that the aggregate difference between the market price and exercise price multiplied by the number of shares issuable upon exercise was substantially the same immediately before and after the payment of the Special Cash Dividend. As a result of this adjustment, an additional 0.5 million stock options were awarded during the year ended December 31, 2012 and the exercise price of the outstanding options were reduced by approximately 24%. This adjustment did not result in additional stock-based compensation expense as the fair value of the options immediately before and after the payment of the Special
Cash Dividend was substantially equal.

Restricted Stock
The following table is a summary of activity related to restricted stock grants to non-employee directors and key employees for the year ended December 31:

	2012	2011	2010
Restricted shares granted	266,159	247,298	279,157
Weighted average grant date fair value per share	$35.76	$38.84	$33.07
Aggregate grant date fair value ($000)	$9,517	$9,604	$9,233
Restricted shares forfeited	26,824	68,580	41,796
Vesting service period of shares granted	12 - 68 months	1-4 years	3-4 years
Grant date fair value of shares vested ($000)	$6,696	$6,662	$6,222
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
The following table is a summary of activity related to PVRSU grants during the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Performance vested restricted stock units granted at target	117,523	25,036	33,517
Weighted average grant date fair value per share	$35.27	$41.25	$32.60
Average aggregate grant date fair value ($000)	$4,145	$1,033	$1,093
Stock units forfeited	57,176	43,179	13,110
Requisite service period	24-60 months	3 years	3 years
During the years ended December 31, 2012 and 2011, no PVRSU grants vested. During the year ended December 31, 2012, PVRSU grants totaling 57,176 units were terminated in accordance with an amended and restated employment agreement for an executive officer. During the year ended December 31, 2011, PVRSU grants totaling 39,070 units were forfeited since the Company did not achieve the minimum performance conditions contained in the stock awards and 4,109 were terminated related to employee terminations. During the year ended December 31, 2010, PVRSU grants totaling 10,880 vested at a fair value of $0.4 million. These PVRSU grants were initially granted at a target of 15,541 units, however, since the

Company achieved only 70% of the targeted performance conditions contained in the stock awards, 4,661 units were forfeited. In addition, during the year ended December 31, 2010 , 4,989 units were forfeited since the performance targets of the applicable PVRSU grant were not achieved and 3,460 were forfeited due to employee terminations.
A summary of stock-based award activity as of December 31, 2012, 2011 and 2010 and the changes during the years are presented below:

	2012
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price(1)	Weighted Average Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012	1,573,726	$33.30		565,627	$34.43	109,769	$35.57
Granted	160,408	$35.60		266,159	$35.76	117,523	$35.27
Special Dividend Adjustment	497,497	$25.31		—	$—	—	$—
Exercised/Vested	(266,754)	$26.57		(198,415)	$33.75	—	$—
Forfeited	(30,843)	$36.97		(26,824)	$36.06	(57,176)	$34.98
Outstanding at December 31, 2012	1,934,034	$25.80	4.0 years	606,547	$35.17	170,116	$35.56
Options exercisable at December 31, 2012	1,302,624	$25.62	3.1 years
(1) The weighted average exercise price for options outstanding and exercisable reflect the reduction of the option price for outstanding options as described under "Special Dividend Adjustment". The weighted average exercise price for options granted, exercised or forfeited reflects the option price in effect at the time of the transaction.

	2011
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	1,732,674	$31.43		592,131	$31.81	127,912	$33.43
Granted	166,306	$41.25		247,298	$38.84	25,036	$41.25
Exercised/Vested	(175,386)	$21.92		(205,222)	$32.46	—	$—
Forfeited	(149,868)	$33.76		(68,580)	$33.55	(43,179)	$32.53
Outstanding at December 31, 2011	1,573,726	$33.30	4.2 years	565,627	$34.43	109,769	$35.57
Options exercisable at December 31, 2011	953,159	$33.36	3.8 years

	2010
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2010	1,658,844	$30.05		539,341	$31.68	118,385	$34.58
Granted	261,137	$32.84		279,157	$33.07	33,517	$32.60
Exercised/Vested	(123,109)	$19.96		(184,571)	$33.71	(10,880)	$40.65
Forfeited	(64,198)	$23.53		(41,796)	$30.31	(13,110)	$35.70
Outstanding at December 31, 2010	1,732,674	$31.43	4.4 years	592,131	$31.81	127,912	$33.43
Options exercisable at December 31, 2010	792,499	$31.73	3.5 years
The components of the Company’s pretax stock-based compensation expense and associated income tax benefits are as follows for the years ended December 31:

(in millions)	2012	2011	2010
Stock options	$2.1	$2.8	$2.4
Restricted stock	7.5	7.7	6.8
Performance vested restricted stock units	1.7	0.7	(0.3)
Total	$11.3	$11.2	$8.9
Income tax benefits	$4.1	$4.1	$3.3

During all years presented, the Company revised its estimate of the projected achievement of various performance conditions that affect the number of PVRSUs that will ultimately vest. As a result, previously recognized stock-based compensation costs related to these PVRSUs has been increased by $0.5 million and $0.1 million during the years ended December 31, 2012 and 2011, respectively, and reduced by $0.8 million during the year ended December 31, 2010.
In conjunction with the termination of certain Company officers, stock option and restricted stock compensation expense for the year ended December 31, 2011 includes an additional $0.2 million and $0.5 million, respectively of expense related to the acceleration of award vesting conditions.
The total unrecognized compensation costs related to stock-based awards that have not yet vested and the related weighted average amortization period over which the costs are to be recognized as of December 31, 2012 are as follows:

	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Amortization Period
	(In millions)
Stock options	$2.8	2.3 years
Restricted stock	13.3	2.5 years
Performance vested restricted stock units	4.0	2.9 years
Total	$20.1
Share Repurchases and Redemptions
The Company announced a stock repurchase program on June 25, 1998 to return excess capital to its shareholders. Treasury stock activity is recorded at cost in the accompanying consolidated financial statements. During 2012 and 2011, the Company repurchased 0.5 million and 1.6 million shares of its common stock under the repurchase program at a total cost of $19.9 million and $51.0 million, respectively. Through December 31, 2012, the Company repurchased 45.3 million shares of its common stock (including 33.0 million prior to the two-for-one stock split effected in October 2005) under the share repurchase program at a total cost of $1.1 billion.
During 2012, the Company redeemed 75,105 shares of common stock at a total cost of $2.7 million from employees to satisfy option costs and statutory minimum tax-withholding requirements from the exercising of options and vesting of restricted stock grants. During 2011, the Company redeemed 67,426 shares of common stock at a total cost of $2.6 million from employees to satisfy statutory minimum tax-withholding requirements from the vesting of restricted stock grants. These redemptions were outside the share repurchase program initiated in June 1998.

20.	Accumulated Comprehensive Loss
The components of accumulated other comprehensive loss is as follows:

	December 31,
	2012	2011	2010
	(In thousands)
Foreign currency translation adjustments	$2,391	$2,155	$1,540
Deferred loss on cash flow hedge	(6,607)	(7,469)	(8,331)
Changes in pension benefit obligation recognized in other comprehensive income (loss)	—	(1,487)	(401)
Total accumulated other comprehensive loss	$(4,216)	$(6,801)	$(7,192)

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

21.	Earnings Per Share
The computation of basic and diluted earnings per common share is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Computation of Basic Earnings Per Share:
Net income	$120,687	$110,396	$107,441
Income allocated to participating securities	(1,272)	(1,099)	(1,109)
Net income available to common shareholders	$119,415	$109,297	$106,332
Weighted average common shares outstanding—basic	57,467	58,862	58,953
Basic earnings per share	$2.08	$1.86	$1.80
Computation of Diluted Earnings Per Share:
Net income	$120,687	$110,396	$107,441
Income allocated to participating securities	(1,289)	(1,098)	(1,108)
Net income available to common shareholders	$119,398	$109,298	$106,333
Weighted average common shares outstanding—basic	57,467	58,862	58,953
Diluted effect of stock options and PVRSUs	186	72	88
Weighted average shares outstanding-diluted	57,653	58,934	59,041
Diluted earnings per share	$2.07	$1.85	$1.80
The Company’s unvested restricted shares contain rights to receive non-forfeitable dividends and thus are participating securities requiring the two-class method of computing earnings per share (“EPS”). The calculation of EPS for common stock shown above excludes the income attributable to the unvested restricted share awards from the numerator and excludes the dilutive impact of those awards from the denominator.
At December 31, 2012, 2011, and 2010, the Company had 1.9 million, 1.6 million and 1.7 million outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the period, unless the stock options would be anti-dilutive. For the years ended December 31, 2012, 2011, and 2010, the Company excluded 0.3 million, 0.7 million and 0.6 million of anti-dilutive stock options from the diluted earnings per share calculation, respectively.
PVRSUs are also included in the diluted earnings per share calculation assuming the performance conditions have been met at the reporting date. However, at December 31, 2012, 2011, and 2010, PVRSUs totaling 139,492, 109,769 and 127,912 respectively, were excluded from the computation since the performance conditions had not been met at the reporting date.

22.	Operating Leases

The Company enters into operating leases primarily for office space, office equipment and transportation vehicles. Minimum rents as defined in the Company’s lease agreements including rent escalations, rent holidays and rental concessions are recognized on the straight-line basis over the non-cancellable lease term. Payments made to or on behalf of the Company for leasehold improvement incentives are considered reductions in rental expense and are amortized on a straight-line basis over the non-cancellable lease term. Rental expense under non-cancellable operating leases was approximately $9.2 million, $8.4 million and $8.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company received sublease rental income related to real estate leased to third-parties totaling $0.3 million during the each of the years ended December 31, 2012, 2011 and 2010.

Future minimum lease payments are as follows:

	2013	2014	2015	2016	2017	Thereafter	Total
	(In thousands)
Minimum lease payments	$10,086	$10,163	$10,486	$10,485	$9,840	$45,606	$96,666
Minimum sublease rentals	(304)	(128)	—	—	—	—	(432)
	$9,782	$10,035	$10,486	$10,485	$9,840	$45,606	$96,234

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
The Company took occupancy of its leased premises for purposes of commencing an interior fit-out of the premises, on December 1, 2012. The target rent commencement date for the Lease, which is the date on which the Company will begin to make rental payments to the Landlord under the Lease, is June 1, 2013. The Lease runs for an initial term of 10 years from the rent commencement date. The leased premises will consist of approximately 138,000 square feet of office space in a to-be constructed office building located in Rockville, Maryland (the “Building”). The Company has an option to extend the Lease beyond the initial term for up to 15 years at then current fair market rent.
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

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Year Ended December 31, 2012
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$235,429	$97,881	$54,362	$(126,890)	$260,782
Initial franchise and relicensing fees	13,727	—	476	—	14,203
Procurement services	17,152	—	810	—	17,962
Marketing and reservation	338,801	335,737	19,903	(309,657)	384,784
Other items, net	8,363	4,573	842	—	13,778
Total revenues	613,472	438,191	76,393	(436,547)	691,509
OPERATING EXPENSES:
Selling, general and administrative	130,682	89,122	8,938	(126,890)	101,852
Marketing and reservation	345,809	326,735	18,036	(305,796)	384,784
Other items, net	2,832	7,892	1,007	—	11,731
Total operating expenses	479,323	423,749	27,981	(432,686)	498,367
Operating income	134,149	14,442	48,412	(3,861)	193,142
OTHER INCOME AND EXPENSES, NET:
Interest expense	31,041	—	9	(3,861)	27,189
Equity in earnings of consolidated subsidiaries	(55,834)	—	—	55,834	—
Other items, net	(551)	(1,995)	(669)	—	(3,215)
Total other income and expenses, net	(25,344)	(1,995)	(660)	51,973	23,974
Income before income taxes	159,493	16,437	49,072	(55,834)	169,168
Income taxes	38,806	7,855	1,820	—	48,481
Net income	$120,687	$8,582	$47,252	$(55,834)	$120,687

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Year Ended December 31, 2011
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (1)	Eliminations	Consolidated
REVENUES:
Royalty fees	$219,699	$104,898	$32,677	$(111,848)	$245,426
Initial franchise and relicensing fees	13,439	—	613	—	14,052
Procurement services	17,619	—	492	—	18,111
Marketing and reservation	298,797	329,831	18,555	(298,147)	349,036
Other items, net	6,341	4,356	1,471	—	12,168
Total revenues	555,895	439,085	53,808	(409,995)	638,793
OPERATING EXPENSES:
Selling, general and administrative	107,520	92,887	17,845	(111,848)	106,404
Marketing and reservation	310,677	319,270	17,236	(298,147)	349,036
Other items, net	2,824	7,782	884	—	11,490
Total operating expenses	421,021	419,939	35,965	(409,995)	466,930
Operating income	134,874	19,146	17,843	—	171,863
OTHER INCOME AND EXPENSES, NET:
Interest expense	16,815	(3,886)	10	—	12,939
Equity in earnings of consolidated subsidiaries	(30,595)	—	—	30,595	—
Other items, net	(789)	647	1,009	—	867
Total other income and expenses, net	(14,569)	(3,239)	1,019	30,595	13,806
Income before income taxes	149,443	22,385	16,824	(30,595)	158,057
Income taxes	39,047	8,023	591	—	47,661
Net income	$110,396	$14,362	$16,233	$(30,595)	$110,396

_______________
(1) Refer to Note 1 with regards to the reclassification of foreign revenue.

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Year Ended December 31, 2010
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (1)	Eliminations	Consolidated
REVENUES:
Royalty fees	$205,668	$94,649	$27,918	$(100,256)	$227,979
Initial franchise and relicensing fees	9,295	—	738	—	10,033
Procurement services	17,207	—	534	—	17,741
Marketing and reservation	283,769	312,882	16,349	(283,754)	329,246
Other items, net	6,028	4,038	1,011	—	11,077
Total revenues	521,967	411,569	46,550	(384,010)	596,076
OPERATING EXPENSES:
Selling, general and administrative	96,451	83,162	15,183	(100,256)	94,540
Marketing and reservation	298,416	300,159	14,425	(283,754)	329,246
Other items, net	3,578	7,138	812	—	11,528
Total operating expenses	398,445	390,459	30,420	(384,010)	435,314
Operating income	123,522	21,110	16,130	—	160,762
OTHER INCOME AND EXPENSES, NET:
Interest expense	7,626	(952)	6	—	6,680
Equity in earnings of consolidated subsidiaries	(37,079)	—	—	37,079	—
Other items, net	(501)	(2,110)	(1,518)	—	(4,129)
Total other income and expenses, net	(29,954)	(3,062)	(1,512)	37,079	2,551
Income before income taxes	153,476	24,172	17,642	(37,079)	158,211
Income taxes	46,035	3,113	1,622	—	50,770
Net income	$107,441	$21,059	$16,020	$(37,079)	$107,441
_______________
(1) Refer to Note 1 with regards to the reclassification of foreign revenue.

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Year Ended December 31, 2012
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net income	$120,687	$8,582	$47,252	$(55,834)	$120,687
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	862	—	—	—	862
Foreign currency translation adjustment, net	237	5	224	(229)	237
Amortization of pension related costs, net of tax:
Actuarial loss	80	80	—	(80)	80
Settlement of pension plan	1,406	1,406	—	(1,406)	1,406
Other comprehensive income (loss), net of tax	2,585	1,491	224	(1,715)	2,585
Comprehensive income	$123,272	$10,073	$47,476	$(57,549)	$123,272

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Year Ended December 31, 2011
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net income	$110,396	$14,362	$16,233	$(30,595)	$110,396
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	862	—	—	—	862
Foreign currency translation adjustment, net	615	248	(1,604)	1,356	615
Actuarial pension loss, net of tax	(1,086)	(1,086)	—	1,086	(1,086)
Other comprehensive income (loss), net of tax	391	(838)	(1,604)	2,442	391
Comprehensive income	$110,787	$13,524	$14,629	$(28,153)	$110,787

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Year Ended December 31, 2010
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net income	$107,441	$21,059	$16,020	$(37,079)	$107,441
Other comprehensive income (loss), net of tax:
Settlement of forward starting interest rate swap agreement	(8,663)	—	—	—	(8,663)
Amortization of loss on cash flow hedge	332	—	—	—	332
Foreign currency translation adjustment, net	1,265	(289)	11,435	(11,146)	1,265
Actuarial pension loss, net of tax	(459)	(459)	—	459	(459)
Other comprehensive income (loss), net of tax	(7,525)	(748)	11,435	(10,687)	(7,525)
Comprehensive income	$99,916	$20,311	$27,455	$(47,766)	$99,916

Choice Hotels International, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2012
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$8,420	$407	$125,350	$—	$134,177
Receivables	44,344	1,797	6,129	—	52,270
Other current assets	41,897	20,110	3,528	(18,512)	47,023
Total current assets	94,661	22,314	135,007	(18,512)	233,470
Property and equipment, at cost, net	11,307	39,298	1,046	—	51,651
Goodwill	60,620	5,193	—	—	65,813
Franchise rights and other identifiable intangibles, net	8,669	2,715	2,089	—	13,473
Investments, employee benefit plans, at fair value	—	12,755	—	—	12,755
Investment in and advances to affiliates	343,290	232,964	13,479	(589,733)	—
Receivable, marketing and reservation fees	42,179	—	—	—	42,179
Deferred income taxes	—	28,539	640	(13,761)	15,418
Other assets	32,085	18,925	25,003	—	76,013
Total assets	$592,811	$362,703	$177,264	$(622,006)	$510,772
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$5,930	$28,525	$4,259	$—	$38,714
Accrued expenses	18,582	34,576	2,394	—	55,552
Deferred revenue	17,239	53,081	834	—	71,154
Current portion of long-term debt	7,500	675	20	—	8,195
Deferred compensation & retirement plan obligations	—	2,522	—	—	2,522
Other current liabilities	—	17,722	790	(18,512)	—
Total current liabilities	49,251	137,101	8,297	(18,512)	176,137
Long-term debt	845,257	1,845	48	—	847,150
Deferred compensation & retirement plan obligations	—	20,390	9	—	20,399
Advances from affiliates	226,917	189	7,395	(234,501)	—
Other liabilities	20,290	9,216	245	(13,761)	15,990
Total liabilities	1,141,715	168,741	15,994	(266,774)	1,059,676
Total shareholders’ (deficit) equity	(548,904)	193,962	161,270	(355,232)	(548,904)
Total liabilities and shareholders’ deficit	$592,811	$362,703	$177,264	$(622,006)	$510,772

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

Choice Hotels International, Inc.
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2012
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$90,690	$29,087	$41,243	$—	$161,020
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(7,404)	(7,800)	(239)	—	(15,443)
Equity method investments	—	—	(20,285)	—	(20,285)
Issuance of notes receivable	(23,737)	(11,188)	—	—	(34,925)
Collection of notes receivable	3,269	292	—	—	3,561
Purchases of investments, employee benefit plans	—	(1,697)	—	—	(1,697)
Proceeds from sales of investments, employee benefit plans	—	11,223	—	—	11,223
Advances to and investments in affiliates	—	(20,586)	—	20,586	—
Other items, net	(433)	—	—	—	(433)
Net cash used in investing activities	(28,305)	(29,756)	(20,524)	20,586	(57,999)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings pursuant to revolving credit facilities	57,000	—	—	—	57,000
Principal payments on long-term debt	(3,750)	(653)	(19)	—	(4,422)
Proceeds from the issuance of long-term debt	543,500	—	—	—	543,500
Purchase of treasury stock	(22,586)	—	—	—	(22,586)
Excess tax benefits from stock-based compensation	262	1,297	—	—	1,559
Debt issuance costs	(4,759)	—	—	—	(4,759)
Proceeds from exercise of stock options	7,090	—	—	—	7,090
Proceeds from contributions from affiliates	—	—	20,586	(20,586)	—
Dividends paid	(654,092)	—	—	—	(654,092)
Net cash provided from (used in) financing activities	(77,335)	644	20,567	(20,586)	(76,710)
Net change in cash and cash equivalents	(14,950)	(25)	41,286	—	26,311
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	809	—	809
Cash and cash equivalents at beginning of period	23,370	432	83,255	—	107,057
Cash and cash equivalents at end of period	$8,420	$407	$125,350	$—	$134,177

Choice Hotels International, Inc.
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2011
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$120,964	$(7,122)	$21,002	$—	$134,844
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(2,839)	(7,690)	(395)	—	(10,924)
Equity method investments	—	—	(5,000)	—	(5,000)
Issuance of notes receivable	(9,341)	(3,425)	—	—	(12,766)
Collections of notes receivable	4,690	64	—	—	4,754
Proceeds from sale of assets	1,654	—	—	—	1,654
Purchases of investments, employee benefit plans	—	(1,602)	—	—	(1,602)
Proceeds from sales of investments, employee benefit plans	—	644	—	—	644
Other items, net	(570)	(10)	16	—	(564)
Net cash used in investing activities	(6,406)	(12,019)	(5,379)	—	(23,804)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) pursuant to revolving credit facility	(200)	—	—	—	(200)
Principal payments on long-term debt	—	(275)	(22)	—	(297)
Proceeds from the issuance of long-term debt	—	—	75	—	75
Purchase of treasury stock	(53,617)	—	—	—	(53,617)
Excess tax benefits from stock-based compensation	38	1,189	—	—	1,227
Debt issuance costs	(2,356)	—	—	—	(2,356)
Proceeds from exercise of stock options	3,845	—	—	—	3,845
Dividends paid	(43,747)	—	—	—	(43,747)
Net cash provided from (used in) financing activities	(96,037)	914	53	—	(95,070)
Net change in cash and cash equivalents	18,521	(18,227)	15,676	—	15,970
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(172)	—	(172)
Cash and cash equivalents at beginning of period	4,849	18,659	67,751	—	91,259
Cash and cash equivalents at end of period	$23,370	$432	$83,255	$—	$107,057

Choice Hotels International, Inc.
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2010
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$99,871	$41,607	$3,457	$—	$144,935
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(1,448)	(22,606)	(314)	—	(24,368)
Acquisitions, net of cash acquired	—	—	(466)	—	(466)
Issuance of notes receivable	(10,583)	(1,203)	—	—	(11,786)
Collections of notes receivable	5,000	83	—	—	5,083
Purchases of investments, employee benefit plans	—	(1,948)	—	—	(1,948)
Proceeds from sales of investments, employee benefit plans	—	1,649	—	—	1,649
Other items, net	(474)	144	11	—	(319)
Net cash used in investing activities	(7,505)	(23,881)	(769)	—	(32,155)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt	247,733	—	—	—	247,733
Net repayments pursuant to revolving credit facility	(277,500)	—	—	—	(277,500)
Principal payments on long-term debt	—	—	(25)	—	(25)
Settlement of forward starting interest rate swap agreement	(8,663)	—	—	—	(8,663)
Purchase of treasury stock	(11,212)	—	—	—	(11,212)
Dividends paid	(43,808)	—	—	—	(43,808)
Other items, net	1,652	630	—	—	2,282
Net cash provided from (used in) in financing activities	(91,798)	630	(25)	—	(91,193)
Net change in cash and cash equivalents	568	18,356	2,663	—	21,587
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	1,802	—	1,802
Cash and cash equivalents at beginning of period	4,281	303	63,286	—	67,870
Cash and cash equivalents at end of period	$4,849	$18,659	$67,751	$—	$91,259

24.	Reportable Segment Information
The Company has a single reportable segment encompassing its franchising business. Revenues from the franchising business include royalty fees, initial franchise and relicensing fees, marketing and reservation system fees, procurement services revenue and other revenue. The Company is obligated under its franchise agreements to provide marketing and reservation services appropriate for the successful operation of its systems. These services do not represent separate reportable segments as their operations are directly related to the Company’s franchising business. The revenues received from franchisees that are used to pay for part of the Company’s central on-going operations are included in franchising revenues and are offset by the related expenses paid for marketing and reservation activities to calculate franchising operating income. Corporate and other revenue consists of hotel operations; corporate and other expenses consist of primarily of overhead SG&A costs such as finance, legal, human resources, etc. Except as described in Note 6, the Company does not allocate interest and dividend income, interest expense or income taxes to its franchising segment.
The following table presents certain financial information for the Company’s franchising segment.

	Year Ended December 31, 2012
	Franchising	Corporate & Other	Elimination Adjustments	Consolidated
	(In thousands)
Revenues	$686,936	$4,573	$—	$691,509
Operating income (loss)	241,500	(48,358)	—	193,142
Depreciation and amortization	15,812	6,946	(14,532)	8,226
Income (loss) before income taxes	241,712	(72,544)	—	169,168
Capital expenditures	13,998	1,445	—	15,443
Total assets	307,417	203,355	—	510,772

	Year Ended December 31, 2011
	Franchising	Corporate & Other	Elimination Adjustments	Consolidated
	(In thousands)
Revenues	$634,437	$4,356	$—	$638,793
Operating income (loss)	220,084	(48,221)	—	171,863
Depreciation and amortization	14,489	6,854	(13,319)	8,024
Income (loss) before income taxes	218,586	(60,529)	—	158,057
Capital expenditures	9,553	1,371	—	10,924
Total assets	266,267	181,422	—	447,689

	Year Ended December 31, 2010
	Franchising	Corporate & Other	Elimination Adjustments	Consolidated
	(In thousands)
Revenues	$592,045	$4,031	$—	$596,076
Operating income (loss)	202,522	(41,760)	—	160,762
Depreciation and amortization	13,524	7,265	(12,447)	8,342
Income (loss) before income taxes	203,748	(45,537)	—	158,211
Capital expenditures	22,418	1,950	—	24,368
Total assets	245,529	166,193	—	411,722

Long-lived assets related to international operations were $5.4 million, $6.5 million and $7.5 million as of December 31, 2012, 2011 and 2010, respectively. All other long-lived assets of the Company are associated with domestic activities.

25.	Related Party Transactions
Transactions with Company's Largest Shareholder
Effective October 15, 1997, Choice Hotels International, Inc. which included both a franchising business and owned hotel business, separated the businesses via a spin-off into two companies: Sunburst Hospitality Corporation (referred to hereafter as “Sunburst”) and the Company. Subsequent to the spin-off, the Company’s largest shareholder retained significant ownership percentages in both Sunburst and the Company. As part of the spin-off, Sunburst and the Company entered into a strategic alliance agreement. Among other things, the strategic alliance agreement, as amended, provided for the determination of liquidated damages related to the termination of Choice branded Sunburst properties. The liquidated damage provisions extend through the life of the existing Sunburst franchise agreements. As of December 31, 2012, Sunburst operates 12 hotels under franchise with the Company.
Total franchise fees, including royalty, marketing and reservation system fees, paid by Sunburst to the Company, included in the accompanying consolidated financial statements were $2.6 million, $4.5 million and $4.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012 and 2011, accounts receivable included $0.2 million and $0.2 million, respectively, due from Sunburst.
The Company maintains a Master Aircraft Lease Agreement with LP_C, LLC (“LPC”), which is owned by family members of the Company’s largest shareholder. The agreement permits the Company to lease the aircraft owned by LPC. During 2012, 2011 and 2010, the Company incurred $0.3 million, $0.5 million and $0.7 million, respectively, pursuant to the lease agreement.
The Company subleases space in its corporate headquarters complex for use by a non-profit organization. Several family members of the Company's largest shareholder serve as members of the board of directors of this non-profit organization. Beginning in 2004, the Company has donated a portion of the value of the subleased space to the non-profit organization. The remaining portion of the rent for the space was paid by a family member of the Company's largest shareholder. During the year ended December 31, 2010, the Company received rent payments under this agreement totaling approximately $8,000. Beginning in April of 2010 and continuing through May 2013 (which is the expiration date of the Company's master lease), the Company began donating the entire space utilized by the non-profit organization, as a result, no further rent payments will be received.
The Company maintained a lease agreement on behalf of a family member of the Company’s largest shareholder for 1,950 square feet of office space located in Chevy Chase, Maryland. The lease had a 5 year term ending in 2013 with annual lease payments totaling approximately $72,000. In August 2012, the Company amended the terms of this lease to increase the square footage to 2,154 and extend the lease term until 2016. Annual rent payments under the amended lease terms total approximately $84,000. The Company currently provides use of the entire leased space free of charge and reimburses the family member for the taxes incurred related to the personal use of the office space. These payments total approximately $40,000 per year.
In December 2008, the Company's board of directors approved an arrangement with an entity controlled by the family members of the Company's largest shareholder to permit this entity to utilize services of a particular Company employee. Under the terms of the agreement, the related party is permitted to utilize up to 50% of the designated employee's overall working time and in return is required to reimburse the Company for 50% of the Company's overall costs associated with the individual's employment. During the years ended December 31, 2012, 2011 and 2010, the Company received payments pursuant to this arrangement totaling $0.2 million, $0.2 million and $0.1 million, respectively.

Transactions with Unconsolidated Joint Ventures
In December 2012, the Company entered into a $19.5 million promissory note with Concord 46th NYC, LLC ("Concord"). The Company and Concord are both members in a limited liability company whose sole business and purpose is to develop and operate a Cambria Suites hotel in the borough of Manhattan in New York City ("the Joint Venture"). The proceeds from the promissory note were utilized to partially finance the construction of the Cambria Suites hotel by the Joint Venture.
The promissory note matures in two tranches with $9.5 million of the promissory note maturing during the year ended December 31, 2013 and the remaining $10.0 million maturing on the fifth anniversary date of the promissory note. The promissory note bears interest at a fixed rate of interest which increases from 6% to 8% after the completion of the hotel construction. Interest is payable quarterly during the hotel construction and due monthly, thereafter.
The promissory note is secured by a pledge of 100% of Concord's membership interests in the Joint Venture. In addition, the members of Concord have unconditionally guaranteed and agreed to be fully and personally liable for the entire outstanding amount of the promissory note. If Concord defaults under the terms of the promissory note, the Company may purchase Concord's interest in the Joint Venture for the sum of one dollar.

26.	Termination Charges
During the year ended December 31, 2012 the Company recorded a $2.9 million charge in SG&A and marketing and reservation expenses related to salary and benefit continuation termination benefits provided to employees separating from service with the Company. At December 31, 2012, approximately $2.2 million of these salary and benefits continuation payments remain to be remitted.

During the year ended December 31, 2011 the Company recorded a $6.6 million charge in SG&A and marketing and reservation expenses related to termination benefits provided to employees separating from service with the Company. These expenses include $5.8 million of salary and benefits continuation and $0.8 million related to the acceleration of share-based compensation for terminated employees. At December 31, 2012, approximately $0.7 million of these salary and benefits continuation payments remain to be remitted.
During the year ended December 31, 2010 , the Company recorded a $3.3 million charge in SG&A and marketing and reservation expenses related to salary and benefit continuation termination benefits provided to employees separating from service with the Company. At December 31, 2012, all salary and benefit continuation termination benefits incurred during the year ended December 31, 2010 had been remitted.
During the year ended December 31, 2012, the Company remitted termination benefits totaling $5.2 million, including $4.6 million related to termination benefits incurred in prior years. At December 31, 2012, approximately $3.1 million of termination benefits remained to be paid and were included in current and non-current liabilities in the Company’s consolidated financial statements, including approximately $0.2 million of benefits incurred prior to 2010. The Company expects $3.1 million of these benefits to be paid within the next twelve months.

27.	Commitments and Contingencies
The Company is not a party to any litigation other than routine litigation incidental to its business. The Company's management does not expect the outcome of any of its currently ongoing legal proceedings, individually or collectively, will have a material adverse effect on the Company's financial condition, results of operations or cash flows.
Contingencies
On October 9, 2012, the Company entered into a limited payment guaranty with regards to a developer's $18.0 million bank loan for the construction of a Cambria Suites in White Plains, New York. Under the terms of the limited guaranty, the Company has agreed to guarantee 25% of the outstanding principal balance and accrued and unpaid interest, as well as any unpaid expenses incurred by the lender.  The limited guaranty shall remain in effect until the maximum amount guaranteed by the Company is paid in full.  In addition to the limited guaranty, the Company entered into an agreement in which the Company guarantees the completion of the construction of the hotel and an environmental indemnity agreement which indemnifies the lending institution from and against any damages relating to or arising out of possible environmental contamination issues with regards to the Cambria Suites property.
Commitments
The Company has the following commitments outstanding:
•The Company occasionally provides financing in the form of forgivable promissory notes or cash incentives to franchisees for property improvements, hotel development efforts and other purposes. At December 31, 2012, the Company had commitments to extend an additional $9.3 million for these purposes provided certain conditions are met by its franchisees, of which $3.7 million is expected to be advanced in the next twelve months.
•The Company has entered into an agreement to form a joint venture whereby it has committed, subject to the satisfaction of certain contingencies, to make an initial capital contribution of approximately $3.0 million for at least a 25.5% ownership interest. The Company expects to fund this commitment within the next twelve months.
•The Company has committed to make additional capital contributions totaling $4.6 million to existing joint ventures, related to the construction of two hotels to be operated under the Company's Cambria Suites brand. These commitments are expected to be funded in the next twelve months.
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

28.	Selected Quarterly Financial Data—(Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2012
	(In thousands, except per share data)
Revenues	$129,169	$173,621	$210,413	$178,306	$691,509
Operating income	$31,065	$51,590	$65,253	$45,234	$193,142
Income before income taxes	$30,233	$47,939	$55,668	$35,328	$169,168
Net income	$19,997	$31,862	$44,377	$24,451	$120,687
Per basic share:
Net income	$0.34	$0.55	$0.77	$0.42	$2.08
Per diluted share:
Net income	$0.34	$0.55	$0.76	$0.42	$2.07

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2011
	(In thousands, except per share data)
Revenues	$115,281	$165,301	$192,321	$165,890	$638,793
Operating income	$25,679	$45,122	$62,400	$38,662	$171,863
Income before income taxes	$21,923	$42,114	$56,966	$37,054	$158,057
Net income	$15,730	$27,578	$42,302	$24,786	$110,396
Per basic share:
Net income	$0.26	$0.46	$0.71	$0.42	$1.86
Per diluted share:
Net income	$0.26	$0.46	$0.71	$0.42	$1.85
The matters which affect the comparability of the quarterly results include the following:

•	Seasonality: The Company’s revenues and operating income reflect the industry’s seasonality and as a result are lower in the first quarter and higher in the third quarter.

•	Investment income and losses: The Company’s net income reflects gains and losses related to the Company’s investments held in non-qualified retirement plans and are subject to market conditions.

•	Year Ended December 31, 2012 results:

•
Loss on Settlement of a Pension Plan: During the fourth quarter of 2012, the Company recorded a $1.8 million loss on the settlement of a pension plan consisting primarily of the recognition of previously unrecognized actuarial losses which had been recorded as a component of the Company's accumulated other comprehensive loss on the Company's consolidated balance sheets.

•	Income taxes: The Company's third quarter 2012 income taxes reflect a $4.5 million benefit related to a change in estimate of the benefit from foreign operations.

•	Year Ended December 31, 2011 results:

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

29.	Future Adoption of Accounting Standards
In February 2013, the Financial Accounting Standards Board issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” ("ASU 2013-02"). ASU 2013-02 was issued in response to ASU No. 2011-12 "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05" ("ASU No. 2011-12") which deferred certain changes required by ASU 2011-05 that related to the presentation of reclassification adjustments. The issuance of ASU 2011-12 allowed the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.
As a result of the issuance of ASU 2013-02, companies will be required to present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g., the release due to cash flow hedges from interest rate contracts) and the income statement line items affected by the reclassification (e.g., interest income or interest expense). If a component is not required to be reclassified to net income in its entirety (e.g., the net periodic pension cost), companies would instead cross reference to the related footnote for additional information (e.g., the pension footnote).
For public entities, the requirements of ASU 2013-02 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company is currently evaluating the impact that the adoption of this statement will have on its financial statement presentation and will adopt the provision of this statement in 2013.

30.	Subsequent Events
On February 8, 2013, the Company’s board of directors declared a quarterly cash dividend of $0.185 per share of common stock. The dividend is payable on April 16, 2013 to shareholders of record as of April 2, 2013. Based on the Company’s share count at February 15, 2013, the total dividends to be paid is approximately $10.8 million.

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
An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.
There have been no changes in the Company’s internal control over financial reporting that occurred during 2012 that materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management’s assessment under those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth information regarding the number of shares of the Company’s common stock that were subject to outstanding stock options at December 31, 2012.

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	1,934,034	$25.80	934,381
Equity compensation plans not approved by shareholders	Not applicable	Not applicable	Not applicable
The shares remaining available for future issuance under equity compensation plans in column (c) above are available for grant in any combination of stock options, restricted stock, stock appreciation rights and performance share awards by the Compensation Committee of the Board of Directors.

Item 13.	Certain Relationships and Related Transactions and Director Independence.
The required information will be set forth under “Certain Relationships and Related Transactions" in the Company’s proxy statement, and reference is expressly made to the proxy statement for the specific information incorporated in this Form 10-K.

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
Schedule II-Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable.

3. Exhibits

Exhibit Number	Description
3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

3.02(j)	Amended and Restated Bylaws of Choice Hotels International, Inc. dated February 15, 2010

4.01(o)
Senior Unsecured Revolving Credit Facility agreement dated February 24, 2011 among Choice Hotels International, Inc., Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders

4.02(m)
Senior Secured Credit Facility dated July 25, 2012 among Choice Hotels International, Inc., Deutsche Bank AG New York Branch as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and a syndication of lenders

4.03(l)	Indenture, dated August 25, 2010 between the Company and Wells Fargo Bank, National Association, as Trustee

4.04(l)	First Supplemental Indenture, dated August 25, 2010, between the Company, the Subsidiary Guarantors, and Wells Fargo Bank, National Association, as Trustee

4.05(t)	Second Supplemental Indenture dated June 27, 2012 among Choice Hotels International, Inc., the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association

10.01(b)	Amended and Restated Employment Agreement dated April 30, 2008, between Choice Hotels International, Inc. and Stephen P. Joyce

10.01A(n)	First Amendment to First Amended and Restated Employment Agreement dated September 16, 2010 between Choice Hotels International, Inc. and Stephen P. Joyce

10.01B(u)	Second Amended and Restated Employment Agreement dated May 24, 2012 between Choice Hotels International, Inc. and Stephen P. Joyce

10.02(c)	Consulting Agreement between Choice Hotels International Inc., Choice Hotels International Services Corp. and Charles A. Ledsinger, Jr. effective December 21, 2009

10.03(d)	Amended and Restated Chairman’s Service Agreement dated September 10, 2008 by and between Choice Hotels International, Inc. and Stewart Bainum, Jr.

10.03A(v)	Amendment to Amended and Restated Chairman's Services Agreement dated January 1, 2012 between Choice Hotels International, Inc. and Stewart Bainum, Jr.

10.04(e)	Choice Hotels International, Inc. 2006 Long- Term Incentive Plan

10.04A(i)	Amendment to Choice Hotels International, Inc. 2006 Long-Term Incentive Plan, dated January 1, 2009

10.04B(k)	Amendment to Choice Hotels International, Inc. 2006 Long-Term Incentive Plan, dated April 29, 2010

10.05(f)	Commercial Lease dated May 29, 1998 among Columbia Pike I, LLC and Colesville Road, LLC (each an assignee of Manor Care, Inc.) and Choice Hotels International, Inc.

10.06(p)	Office Lease, dated July 11, 2011, between Choice Hotels International Services Corp., a wholly owned subsidiary of Choice Hotels International, Inc., and FP Rockville Limited Partnership

Exhibit Number	Description

10.07(i)	Second Amended and Restated Supplemental Executive Retirement Plan

10.08(s)	Choice Hotels International, Inc. Executive Deferred Compensation Plan (for Grandfather Account Balances)

10.08A(i)	Amended and Restated Choice Hotels International, Inc. Executive Deferred Compensation Plan (for Non-Grandfather Account Balances)

10.09(g)	Non-Competition, Non-Solicitation & Severance Benefit Agreement between the Company and Bruce N. Haase, dated January 25, 2008

10.09A(w)	Amendment to Non-Competition, Non-Solicitation & Severance Benefit Agreement between the Company and Bruce N. Haase dated January 27, 2012

10.10(w)	Transition Services Agreement between Choice Hotels International, Inc. and Bruce N. Haase dated January 27, 2012

10.11(q)	Non-Competition, Non-Solicitation & Severance Benefit Agreement between the Company and Patrick Pacious, dated May 5, 2011

10.11A(v)	Amendment to Non-Competition, Non-Solicitation & Severance Benefit Agreement between Choice Hotels International, Inc. and Patrick Pacious, dated March 13, 2012

10.12(r)	Non-Competition, Non-Solicitation and Severance Benefit Agreement between the Company and David White, dated August 1, 2011

13.01*	Valuation and Qualifying Accounts

14.01(h)	Code of Ethics

21.01*	Subsidiaries of Choice Hotels International, Inc.

23.01*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

____________________________

*	Filed herewith

(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Registration Statement on Form S-4, filed August 31, 1998.

(b)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated April 30, 2008, filed May 2, 2008.

(c)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K for dated June 26, 2008, filed on June 27, 2008.

(d)
Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed on November 10, 2008.

(e)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on form 8-K dated May 1, 2006, filed on May 5, 2006.

(f)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 30, 1999.

(g)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated January 25, 2008, filed January 30, 2008.

(h)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004.

(i)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed March 2, 2009.

(j)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated February 15, 2010, filed February 16, 2010.

(k)	Incorporated by reference to the identical document filed as Appendix B to Choice Hotels International, Inc.’s Definitive Proxy Statement on Form DEF 14A K filed March 25, 2010.

(l)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated August 25, 2010, filed August 25, 2010.

(m)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated July 25, 2012, filed July 26, 2012.

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

(q)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated May 5, 2011, filed May 10, 2011.

(r)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated August 1, 2011, filed August 4, 2011.

(s)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003.

(t)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated June 22, 2012, filed June 27, 2012.

(u)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated May 24, 2012, filed May 25, 2012.

(v)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 9, 2012.

(w)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated January 27, 2012, filed on February 1, 2012.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

By:	/s/ STEPHEN P. JOYCE
Stephen P. Joyce President and Chief Executive Officer

Dated: February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEWART BAINUM, JR	Chairman, Director	February 28, 2013
Stewart Bainum, Jr.

/s/ BARBARA T. ALEXANDER	Director	February 28, 2013
Barbara T. Alexander

/s/ WILLIAM L. JEWS	Director	February 28, 2013
William L. Jews

/s/ STEPHEN P. JOYCE	President and Chief Executive Officer (Principal Executive Officer)	February 28, 2013
Stephen P. Joyce

/s/ SCOTT A. RENSCHLER	Director	February 28, 2013
Scott A. Renschler, Psy.D

/s/ JOHN T. SCHWIETERS	Director	February 28, 2013
John T. Schwieters

/s/ ERVIN R. SHAMES	Director	February 28, 2013
Ervin R. Shames

/s/ GORDON SMITH	Director	February 28, 2013
Gordon Smith

/s/ JOHN TAGUE	Director	February 28, 2013
John Tague

/s/ DAVID L. WHITE	Senior Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)	February 28, 2013
David L. White

/s/ SCOTT E. OAKSMITH	Controller (Principal Accounting Officer)	February 28, 2013
Scott E. Oaksmith