Form 10-Q
period 2013-03-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2013-05-08
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2013
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
1 CHOICE HOTELS CIRCLE, SUITE 400
ROCKVILLE, MD 20850
(Address of principal executive offices)
(Zip Code)
(301) 592-5000
(Registrant’s telephone number, including area code)

10750 COLUMBIA PIKE
SILVER SPRING, MD. 20901
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

CLASS	SHARES OUSTANDING AT MARCH 31, 2013
Common Stock, Par Value $0.01 per share	58,491,263

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	March 31,
	2013	2012
REVENUES:
Royalty fees	$49,736	$47,853
Initial franchise and relicensing fees	3,777	2,528
Procurement services	3,950	3,315
Marketing and reservation	76,440	70,929
Hotel operations	956	978
Other	2,013	3,566
Total revenues	136,872	129,169

OPERATING EXPENSES:
Selling, general and administrative	26,916	24,349
Depreciation and amortization	2,175	2,017
Marketing and reservation	76,440	70,929
Hotel operations	875	809
Total operating expenses	106,406	98,104

Operating income	30,466	31,065
OTHER INCOME AND EXPENSES, NET:
Interest expense	10,770	3,117
Interest income	(644)	(337)
Other gains	(710)	(2,003)
Equity in net loss of affiliates	141	55
Total other income and expenses, net	9,557	832
Income before income taxes	20,909	30,233
Income taxes	5,386	10,236
Net income	$15,523	$19,997

Basic earnings per share	$0.27	$0.34
Diluted earnings per share	$0.26	$0.34
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED, IN THOUSANDS)

	Three Months Ended
	March 31,
	2013	2012
Net income	$15,523	$19,997
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	215	215
Foreign currency translation adjustment, net	(232)	412
Amortization of pension related costs, net of tax:
Actuarial loss (net of income tax of $12 for the three months ended March 31, 2012)	—	20
Other comprehensive income (loss), net of tax	(17)	647
Comprehensive income	$15,506	$20,644

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED, IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	March 31, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$140,225	$134,177
Receivables (net of allowance for doubtful accounts of $11,298 and $10,820, respectively)	54,202	52,270
Income taxes receivable	—	2,732
Deferred income taxes	4,136	4,136
Investments, employee benefit plans, at fair value	378	3,486
Other current assets	40,832	36,669
Total current assets	239,773	233,470
Property and equipment, at cost, net	71,289	51,651
Goodwill	65,813	65,813
Franchise rights and other identifiable intangibles, net	12,550	13,473
Receivable – marketing and reservation fees	51,297	42,179
Investments, employee benefit plans, at fair value	13,933	12,755
Deferred income taxes	14,969	15,418
Other assets	76,349	76,013
Total assets	$545,973	$510,772
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$59,429	$38,714
Accrued expenses	35,134	55,552
Deferred revenue	76,316	71,154
Deferred compensation and retirement plan obligations	2,361	2,522
Current portion of long-term debt	8,201	8,195
Income taxes payable	1,550	—
Total current liabilities	182,991	176,137
Long-term debt	863,114	847,150
Deferred compensation and retirement plan obligations	19,940	20,399
Other liabilities	19,257	15,990
Total liabilities	1,085,302	1,059,676
Commitments and Contingencies
SHAREHOLDERS’ DEFICIT
Common stock, $0.01 par value, 160,000,000 shares authorized; 95,345,362 shares issued at March 31, 2013 and December 31, 2012 and 58,491,263 and 58,171,059 shares outstanding at March 31, 2013 and December 31, 2012, respectively	585	582
Additional paid-in-capital	108,995	110,246
Accumulated other comprehensive loss	(4,233)	(4,216)
Treasury stock (36,854,099 and 37,174,303 shares at March 31, 2013 and December 31, 2012, respectively), at cost	(921,421)	(927,776)
Retained earnings	276,745	272,260
Total shareholders’ deficit	(539,329)	(548,904)
Total liabilities and shareholders’ deficit	$545,973	$510,772
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, IN THOUSANDS)

	Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,523	$19,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,175	2,017
Provision for bad debts, net	844	679
Non-cash stock compensation and other charges	2,549	2,543
Non-cash interest and other (income) loss	76	(1,593)
Deferred income taxes	446	(30)
Dividends received from equity method investments	146	—
Equity in net loss of affiliates	141	55
Changes in assets and liabilities:
Receivables	(3,531)	(870)
Receivable – marketing and reservation fees, net	(4,101)	(6,187)
Accounts payable	10,471	6,712
Accrued expenses	(31,145)	(25,342)
Income taxes payable/receivable	4,367	8,180
Deferred revenue	5,160	1,997
Other assets	(3,869)	(2,611)
Other liabilities	2,622	(1,135)
Net cash provided by operating activities	1,874	4,412
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(13,645)	(3,129)
Equity method investments	(1,000)	(2,600)
Issuance of notes receivable	(1,729)	(3,719)
Collections of notes receivable	19	151
Purchases of investments, employee benefit plans	(1,242)	(743)
Proceeds from sales of investments, employee benefit plans	3,882	8,652
Other items, net	(101)	(108)
Net cash used in investing activities	(13,816)	(1,496)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings pursuant to revolving credit facilities	18,000	5,900
Principal payments on long-term debt	(2,046)	(166)
Purchase of treasury stock	(3,634)	(14,854)
Dividends paid	(503)	(10,713)
Excess tax benefits from stock-based compensation	952	422
Proceeds from exercise of stock options	5,367	389
Net cash provided by (used) in financing activities	18,136	(19,022)
Net change in cash and cash equivalents	6,194	(16,106)
Effect of foreign exchange rate changes on cash and cash equivalents	(146)	361
Cash and cash equivalents at beginning of period	134,177	107,057
Cash and cash equivalents at end of period	$140,225	$91,312
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Income taxes, net of refunds	$1,029	$1,746
Interest	$20,400	$7,388
Non-cash investing and financing activities:
Dividends declared but not paid	$10,759	$10,690
Issuance of restricted shares of common stock	$7,151	$8,497
Issuance of performance vested restricted stock units	$1,298	$—
Investment in property and equipment	$10,356	$—
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
The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2012 and notes thereto included in the Company’s Form 10-K, filed with the SEC on February 28, 2013(the “10-K”). Interim results are not necessarily indicative of the entire year results because of seasonal variations. All inter-company transactions and balances between Choice Hotels International, Inc. and its subsidiaries have been eliminated in consolidation.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. As of March 31, 2013 and December 31, 2012, $3.1 million and $5.0 million respectively, of book overdrafts representing outstanding checks in excess of funds on deposit are included in accounts payable in the accompanying consolidated balance sheets.
The Company maintains cash balances in domestic banks, which at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation. In addition, the Company also maintains cash balances in international banks which do not provide deposit insurance.
Recently Adopted Accounting Guidance
In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" (“ASU 2013-02”). This update requires companies to present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety companies would instead cross reference to the related footnote for additional information. ASU 2013-02 became effective for interim and annual periods beginning after December 15, 2012 and the Company has adopted this ASU during the current quarter. The Company has elected to present the required disclosures in a single note rather than on the face of the financial statement. See Note 8 for additional information.

Future Adoption of Recently Announced Accounting Guidance
In February 2013, the FASB issued ASU No. 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (“ASU 2013-04”). The ASU requires entities to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following: (a) The amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. Required disclosures include a description of the joint-and-several arrangement and the total outstanding amount of the obligation for all joint parties. The ASU permits entities to aggregate disclosures (as opposed to providing separate disclosures for each joint-and-several obligation). ASU 2013-04 is effective for all interim and annual periods beginning after December 15, 2013. The ASU should be applied retrospectively to obligations with joint-and-several liabilities existing at the beginning of an entity's fiscal year of adoption. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this statement will have on its financial statement presentation, if any, and will adopt the provision of this ASU on January 1, 2014.

In March 2013, the FASB issued ASU No. 2013-05, “Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). ASU 2013-05 clarifies that when a reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity, the parent is required to apply the guidance in Accounting Standards Codification 830 "Foreign Currency Matters" Subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The amendments ASU 2013-05 are effective prospectively for reporting periods beginning after December 15, 2013. The Company does not currently believe that the adoption of this update will have a material impact on its financial statements and will adopt the provisions of this ASU on January 1, 2014.

2.	Other Current Assets
Other current assets consist of the following:

	March 31, 2013	December 31, 2012
	(In thousands)
Notes receivable (See Note 3)	$14,923	$14,415
Prepaid expenses	13,864	10,694
Land held for sale	8,798	8,541
Other current assets	3,247	3,019
Total	$40,832	$36,669
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

The following table shows the composition of our notes receivable balances:

	March 31, 2013			December 31, 2012
	($ in thousands)			($ in thousands)
Credit Quality Indicator	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Total	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Total
Senior	$—	$27,842	$27,842	$—	$27,549	$27,549
Subordinated	—	15,020	15,020	—	15,019	15,019
Unsecured	16,950	1,822	18,772	16,235	1,265	17,500
Total notes receivable	16,950	44,684	61,634	16,235	43,833	60,068
Allowance for losses on non-impaired loans	1,695	1,303	2,998	1,623	638	2,261
Allowance for losses on receivables specifically evaluated for impairment	—	8,288	8,288	—	8,289	8,289
Total loan reserves	1,695	9,591	11,286	1,623	8,927	10,550
Net carrying value	$15,255	$35,093	$50,348	$14,612	$34,906	$49,518
Current portion, net	$561	$14,362	$14,923	$420	$13,995	$14,415
Long-term portion, net	14,694	20,731	35,425	14,192	20,911	35,103
Total	$15,255	$35,093	$50,348	$14,612	$34,906	$49,518

The Company classifies notes receivable due within one year as other current assets and notes receivable with a maturity greater than one year as other assets in the Company’s consolidated balance sheets.
The following table summarizes the activity related to the Company’s Forgivable Notes Receivable and Mezzanine and Other Notes Receivable allowance for losses from December 31, 2012 through March 31, 2013:

	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable
	(In thousands)
Balance, December 31, 2012	$1,623	$8,927
Provisions	165	664
Recoveries	—	—
Write-offs	(6)	—
Other(1)	(87)	—
Balance, March 31, 2013	$1,695	$9,591

(1) Consists of default rate assumption changes
Forgivable Notes Receivable
As of March 31, 2013 and December 31, 2012, the unamortized balance of the Company's forgivable notes receivable totaled $17.0 million and $16.2 million, respectively. The Company recorded an allowance for credit losses on these forgivable notes receivable of $1.7 million and $1.6 million at March 31, 2013 and December 31, 2012, respectively. At March 31, 2013 and December 31, 2012, the Company did not have any forgivable unsecured notes that were past due. Amortization expense included in the accompanying consolidated statements of income related to the notes for the three months ended March 31, 2013 and 2012 was $0.9 million and $0.6 million, respectively.

Mezzanine and Other Notes Receivable
The Company has determined that approximately $13.3 million of its mezzanine and other notes receivable were impaired at both March 31, 2013 and December 31, 2012, respectively. The Company has recorded allowance for credit losses on these impaired loans at both March 31, 2013 and December 31, 2012 totaling $8.3 million resulting in a carrying value of impaired loans of $5.0 million for both periods which we had no related allowance for credit losses. The Company recognized approximately $66 thousand and $31 thousand of interest income on impaired loans during the three months ended March 31, 2013 and 2012, respectively on the cash basis. The Company had provided loan reserves on non-impaired loans totaling $1.3 million and $0.6 million at March 31, 2013 and December 31, 2012, respectively.
Past due balances of mezzanine and other notes receivable by credit quality indicators are as follows:

	30-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Receivables
	($ in thousands)
As of March 31, 2013
Senior	$—	$—	$—	$27,842	$27,842
Subordinated	162	9,629	9,791	5,229	15,020
Unsecured	—	47	47	1,775	1,822
	$162	$9,676	$9,838	$34,846	$44,684
As of December 31, 2012
Senior	$—	$—	$—	$27,549	$27,549
Subordinated	619	9,629	10,248	4,771	15,019
Unsecured	—	47	47	1,218	1,265
	$619	$9,676	$10,295	$33,538	$43,833

Loans Acquired with Deteriorated Credit Quality
On December 2, 2011, the Company acquired an $11.5 million mortgage, held on a franchisee hotel asset, from a financial institution for $7.9 million. At the time of acquisition, the Company determined that it would be unable to collect all contractually required payments under the original mortgage terms. The contractually required payments receivable, including principal and interest, under the terms of the acquired mortgage totaled $12.0 million. The Company expects to collect $9.7 million of these contractually required payments. No prepayments were considered in the determination of contractual cash flows and cash flows expected to be collected. At both March 31, 2013 and December 31, 2012, the carrying amount of this loan, which is reported under senior mezzanine and other notes receivables, was $7.9 million and there was no allowance for uncollectable amounts. The Company's accretable yield at acquisition was $1.8 million or 7.36% and a reconciliation of the accretable yield for the three months ended March 31, 2013 is as follows:

Accretable Yield ($ in thousands)
Balance, December 31, 2012	$1,161
Additions	—
Accretion	(141)
Disposals	—
Reclassifications from nonaccretable yield	—
Balance, March 31, 2013	$1,020

4.	Receivable – Marketing and Reservation Fees
The marketing fees receivable from cumulative marketing expenses incurred in excess of cumulative marketing fees earned at March 31, 2013 and December 31, 2012 was $11.5 million and $7.9 million, respectively. As of March 31, 2013 and December 31, 2012, the reservation fees receivable related to cumulative reservation expenses incurred in excess of cumulative reservation fees earned was $39.8 million and $34.2 million, respectively. Depreciation and amortization expense attributable to marketing and reservation activities for the three months ended March 31, 2013 and 2012 was $4.0 million and $3.5 million, respectively. Interest expense attributable to marketing and reservation activities was $0.9 million and $1.2 million for the three months ended March 31, 2013 and 2012, respectively.

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

5.	Other Assets
Other assets consist of the following:

	March 31, 2013	December 31, 2012
	(In thousands)
Notes receivable (see Note 3)	$35,425	$35,103
Equity method investments	28,140	27,453
Deferred financing fees	10,619	11,174
Land held for sale	1,300	1,300
Other assets	865	983
Total	$76,349	$76,013

Variable Interest Entities

Equity method investments include investments in joint ventures totaling $24.2 million and $24.3 million at March 31, 2013 and December 31, 2012, respectively that the Company has determined to be variable interest entities. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Suites hotels in strategic markets. Based on an analysis of who has the power to direct the activities that most significantly impact these entities performance and who has an obligation to absorb losses of these entities or a right to receive benefits from these entities that could potentially be significant to the entity, the Company has determined that it is not the primary beneficiary of any of its joint venture investments. We based our quantitative analysis on the forecasted cash flows of the entity and our qualitative analysis on our review of the design of the entity, its organizational structure including decision-making ability and the relevant development, operating management and financial agreements. As a result, the Company's investment in these entities is accounted for under the equity method. For the three months ended March 31, 2013, the Company recognized losses totaling $0.1 million. No income or losses were recognized related to these investments during the three months ended March 31, 2012.

6.	Deferred Revenue
Deferred revenue consists of the following:

	March 31, 2013	December 31, 2012
	(In thousands)
Loyalty programs	$63,101	$64,636
Initial, relicensing and franchise fees	4,366	4,994
Procurement service fees	3,743	1,225
Other	5,106	299
Total	$76,316	$71,154

7.	Debt
Debt consists of the following at:

	March 31, 2013	December 31, 2012
	(In thousands)
$400 million senior unsecured notes with an effective interest rate of 5.94% at March 31, 2013 and December 31, 2012	$400,000	$400,000
$250 million senior unsecured notes with an effective interest rate of 6.19% less discount of $0.5 million at March 31, 2013 and December 31, 2012	249,524	249,508
$350 million senior secured credit facility with an effective interest rate of 2.59% and 2.66% at March 31, 2013 and December 31, 2012, respectively	219,375	203,250
Capital lease obligations due 2016 with an effective interest rate of 3.18% at March 31, 2013 and December 31, 2012	2,352	2,519
Other notes payable	64	68
Total debt	$871,315	$855,345
Less current portion	8,201	8,195
Total long-term debt	$863,114	$847,150
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
Senior Unsecured Notes Due 2020
On August 25, 2010, the Company issued unsecured senior notes in the principal amount of $250 million (“the 2010 Senior Notes”) at a discount of $0.6 million, bearing a coupon of 5.7% with an effective rate of 6.19%. The 2010 Senior Notes will mature on August 28, 2020, with interest to be paid semi-annually on February 28th and August 28th. The Company used the net proceeds from the offering, after deducting underwriting discounts and other offering expenses, to repay outstanding borrowings and for other general corporate purposes. The Company's 2010 Senior Notes are guaranteed jointly, severally, fully and unconditionally, subject to certain customary limitations by eight 100%-owned domestic subsidiaries.
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

The Company utilized the proceeds from the Term Loan and borrowings from the New Revolver, together with the net proceeds from the Company's 2012 Senior Notes, to pay a special cash dividend of approximately $600.7 million in the aggregate to the Company's stockholders on August 23, 2012.

The New Credit Facility is unconditionally guaranteed, jointly and severally, by certain of the Company's domestic subsidiaries. The subsidiary guarantors currently include all subsidiaries that guarantee the obligations under the Company's Indenture governing the terms of its 2010 and 2012 Senior Notes.
The New Credit Facility is secured by first priority pledges of (i) 100% of the ownership interests in certain domestic subsidiaries owned by the Company and the guarantors, (ii) 65% of the ownership interests in (a) Choice Netherlands Antilles N.V. (“Choice NV”), the top-tier foreign holding company of the Company's foreign subsidiaries, and (b) the domestic subsidiary that owns Choice NV and (iii) all presently existing and future domestic franchise agreements (the “Franchise Agreements”) between the Company and individual franchisees, but only to the extent that the Franchise Agreements may be pledged without violating any law of the relevant jurisdiction or conflicting with any existing contractual obligation of the Company or the applicable franchisee. At the time that the maximum total leverage ratio is required to be no greater than 4.0 to 1.0 (beginning of year 4 of the New Credit Facility), the security interest in the Franchise Agreements will be released.
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
Additionally, the New Credit Facility requires that the Company and its restricted subsidiaries comply with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments, paying dividends or repurchasing stock, and effecting mergers and/or asset sales. With respect to dividends, the Company may not make any payment if there is an existing event of default or if the payment would create an event of default. In addition, if the Company's total leverage ratio exceeds 4.50 to 1.00, the Company is generally restricted from paying aggregate dividends in excess of $50.0 million during any calendar year.
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
The New Credit Facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the New Credit Facility to be immediately due and payable. At March 31, 2013, the Company was in compliance with all covenants under the New Credit Facility.
At March 31, 2013, the Company had $144.4 million and $75.0 million outstanding under the Term Loan and New Revolver, respectively. At December 31, 2012, the Company had $146.3 million and $57.0 million outstanding under the Term Loan and New Revolver, respectively.
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

8.	Accumulated Other Comprehensive Income (Loss)

The following represents the changes in accumulated other comprehensive loss, net of tax by component for the three months ended March 31, 2013:

	Loss on Cash Flow Hedge	Foreign Currency Items	Total
	($ in thousands)
Balance, December 31, 2012	$(6,607)	$2,391	$(4,216)
Other comprehensive income (loss) before reclassification	—	(232)	(232)
Amounts reclassified from accumulated other comprehensive income (loss)	215	—	215
Net current period other comprehensive income (loss)	215	(232)	(17)
Balance, March 31, 2013	$(6,392)	$2,159	$(4,233)

The amounts reclassified from other accumulated other comprehensive income (loss) during the three months ended March 31, 2013 were reclassified to the following line items in the Company's Consolidated Statement of Income.

Component	Amount Reclassified from Accumulated Other Comprehensive Income(Loss)	Affected Line Item in the Consolidated Statement of Net Income
Loss on cash flow hedge
Interest rate contract	$215	Interest expense
	—	Tax (expense) benefit
	$215	Net of tax

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
In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan (“EDCP”) which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust. Prior to January 1, 2010, participants could elect an investment return of either the annual yield of the Moody's Average Corporate Bond Rate Yield Index plus 300 basis points, or a return based on a selection of available diversified investment options. Effective January 1, 2010, the Moody's Average Corporate Bond Rate Yield Index plus 300 basis points is no longer an investment option for salary deferrals made on compensation earned after December 31, 2009. The Company recorded current and long-term deferred compensation liabilities of $10.1 million and $11.7 million, as of March 31, 2013 and December 31, 2012, respectively, related to these deferrals and credited investment returns. Compensation expense is recorded in SG&A expense on the Company's consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. Compensation expense recorded in SG&A for the three months ended March 31, 2013 and 2012 was $0.3 million and $0.4 million, respectively. In addition, the EDCP Plan held shares of the Company's common stock with a market value of $0.2 million and $0.1 million at March 31, 2013 and December 31, 2012, respectively which were recorded as a component of shareholders' deficit.
The Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that partially offset the earnings credited to the participants. The diversified investments held in the trusts totaled $3.4 million and $6.0 million as of March 31, 2013 and December 31, 2012, respectively, and are recorded at their fair value, based on quoted market prices. At March 31, 2013, the Company expects $0.4 million of the assets held in the trusts to be distributed to participants during the next twelve months. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment gains during the three months ended March 31, 2013 and 2012 of approximately $0.1 million and $1.1 million, respectively.
In 1997, the Company adopted the Choice Hotels International, Inc. Non-Qualified Retirement Savings and Investment Plan (“Non-Qualified Plan”). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. As of March 31, 2013 and December 31, 2012, the Company had recorded a deferred compensation liability of $12.2 million and $11.2 million, respectively, related to these deferrals. Compensation expense is recorded in SG&A expense on the Company's consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. The net increase in compensation expense recorded in SG&A for the three months ended March 31, 2013 and 2012 was $0.8 million and 0.9 million, respectively.
The diversified investments held in the trusts were $10.9 million and $10.2 million as of March 31, 2013 and December 31, 2012, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment gains during the three months ended March 31, 2013 and 2012 of approximately $0.6 million and $0.9 million , respectively. In addition, the Non-Qualified Plan held shares of the Company's common stock with a market value of $1.2 million and $1.0 million at March 31, 2013 and December 31, 2012, respectively, which are recorded as a component of shareholders' deficit.

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

As of March 31, 2013 and December 31, 2012, the Company had the following assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets (in thousands)
As of March 31, 2013
Money market funds, included in cash and cash equivalents	$50,001	$—	$50,001	$—
Mutual funds(1)	13,260	13,260	—	—
Money market funds(1)	1,051	—	1,051	—
	$64,312	$13,260	$51,052	$—
As of December 31, 2012
Money market funds, included in cash and cash equivalents	$20,001	$—	$20,001	$—
Mutual funds(1)	11,884	11,884	—	—
Money market funds(1)	4,357	—	4,357	—
	$36,242	$11,884	$24,358	$—
________________________

(1)	Included in Investments, employee benefit plans fair value on the consolidated balance sheets.
The Company's policy is to recognize transfers in and transfers out of the three levels of the fair value hierarchy as of the end of each quarterly reporting period. There were no transfers between Level 1 and 2 assets during the three months ended March 31, 2013.
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
The Company estimates the fair value of the Company's $250 million and $400 million senior notes using quoted market prices, which are directly observable Level 1 inputs. At March 31, 2013 and December 31, 2012, the $250 million senior notes had an approximate fair value of $276.9 million and $271.6 million, respectively. At March 31, 2013 and December 31, 2012, the $400 million senior notes had an approximate fair value of $444.0 million and $442.0 million, respectively.

Fair values estimated are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment.  Settlement of such fair value amounts may not be possible and may not be a prudent management decision.

11.	Income Taxes
The effective income tax rates were 25.8% and 33.9% for the three months ended March 31, 2013 and 2012, respectively.
The effective income tax rate for the three months ended March 31, 2013 and 2012 were lower than the U.S federal income tax rate of 35% due to the impact of foreign operations, partially offset by state taxes. The effective income tax rate for the three months ended March 31, 2013 was further reduced by settlements of unrecognized tax positions and by legislation retroactively extending the U.S. controlled foreign corporation look-through rule.

12.	Share-Based Compensation and Capital Stock
Stock Options
The Company granted 0.2 million and 0.2 million options to certain employees of the Company at a fair value of $1.7 million and $1.6 million for the three months ended March 31, 2013 and 2012, respectively. The stock options granted by the Company had an exercise price equal to the market price of the Company's common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2013 Grants	2012 Grants
Risk-free interest rate	0.73%	0.78%
Expected volatility	38.14%	40.15%
Expected life of stock option	4.5 years	4.4 years
Dividend yield	2.01%	2.08%
Requisite service period	4 years	4 years
Contractual life	7 years	7 years
Weighted average fair value of options granted	$9.89	$9.98
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
The aggregate intrinsic value of the stock options outstanding and exercisable at March 31, 2013 was $29.2 million and $23.3 million, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2013 and 2012 was approximately $2.3 million and $0.4 million, respectively.

The Company received approximately $5.4 million and $0.4 million in proceeds from the exercise of 204,323 and 20,216 employee stock options during the three month periods ended March 31, 2013 and 2012, respectively.

Restricted Stock
The following table is a summary of activity related to restricted stock grants:

	Three Months Ended
	March 31,
	2013	2012
Restricted share grants	194,541	238,019
Weighted average grant date fair value per share	$36.76	$35.70
Aggregate grant date fair value ($000)	$7,151	$8,497
Restricted shares forfeited	21,499	4,328
Vesting service period of shares granted	3 - 4 years	36 - 68 months
Grant date fair value of shares vested ($000)	$6,999	$5,013
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
The following table is a summary of activity related to PVRSU grants:

	Three Months Ended
	March 31,
	2013	2012
Performance vested restricted stock units granted at target	58,902	38,476
Weighted average grant date fair value per share	$36.76	$35.60
Aggregate grant date fair value ($000)	$2,165	$1,370
Stock units forfeited	—	—
Requisite service period	22-36 months	3 years
During the three months ended March 31, 2013, 39,816 PVRSU grants vested at a fair value of $1.3 million. These PVRSU grants were initially granted at a target of 30,624 units. However, since the Company exceeded targeted performance conditions contained in the stock awards granted in prior periods by 130%, an additional 9,192 shares were earned and issued. No PVRSU grants vested during the three months ended March 31, 2012. In addition, no stock units were forfeited in the three months ended March 31, 2013 and 2012.
A summary of stock-based award activity as of March 31, 2013 and changes during the three months ended are presented below:

	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	1,934,034	$25.80		606,547	$35.17	170,116	$35.56
Granted	173,413	36.76		194,541	36.76	58,902	36.76
Performance based leveraging (1)	—	—		—	—	9,192	32.60
Exercised/Vested	(204,323)	26.27		(207,622)	33.71	(39,816)	32.60
Expired	(75,473)	36.99		—	—	—	—
Forfeited	—	—		(21,499)	34.74	—	—
Outstanding at March 31, 2013	1,827,651	$26.32	4.3 years	571,967	$36.25	198,394	$36.37
Options exercisable at March 31, 2013	1,317,396	$24.61	3.0 years
_________________________________
(1)PVRSU shares have been increased by 9,192 units due to the Company exceeding the targeted performance conditions contained in PVRSUs granted in prior periods during the three months ended March 31, 2013.

The components of the Company’s pretax stock-based compensation expense and associated income tax benefits are as follows for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
(in millions)	2013	2012
Stock options	$0.5	$0.6
Restricted stock	1.8	2.0
Performance vested restricted stock units	0.6	0.2
Total	$2.9	$2.8
Income tax benefits	$1.1	$1.0
Dividends

The Company currently maintains the payment of a quarterly dividend on its common shares outstanding of $0.185 per share, however the declaration of future dividends are subject to the discretion of the board of directors.  In the fourth quarter of 2012, the Company's board of directors elected to pay prior to December 31, 2012 the regular quarterly dividend initially scheduled to be paid in the first quarter of 2013.
During the three months ended March 31, 2013, the Company paid previously declared dividends totaling $0.5 million that were contingent upon the vesting of performance vested restricted units. No dividends on performance vested restricted units were paid during the three months ended March 31, 2012.
On February 8, 2013, the Company's board of directors declared a quarterly cash dividend of $0.185 per share (or approximately $10.8 million in the aggregate), which was paid on April 16, 2013 to shareholders of record as of April 2, 2013.
Share Repurchases and Redemptions
No shares of common stock were purchased by the Company under the share repurchase program during the three months ended March 31, 2013. During the three months ended March 31, 2012, the Company purchased 0.3 million shares of common stock under the share repurchase program at a total cost of $12.9 million.
During the three months ended March 31, 2013, the Company redeemed 96,977 shares of common stock at a total cost of approximately $3.6 million from employees to satisfy statutory minimum tax requirements from the vesting of restricted stock and performance vested restricted stock unit grants. During the three months ended March 31, 2012, the Company redeemed 55,162 shares of common stock at a total cost of approximately $2.0 million from employees to satisfy statutory minimum tax requirements from the vesting of restricted stock grants. These redemptions were outside the share repurchase program initiated in June 1998.

13.	Earnings Per Share
The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2013	2012
Computation of Basic Earnings Per Share:
Net income	$15,523	$19,997
Income allocated to participating securities	(163)	(204)
Net income available to common shareholders	$15,360	$19,793
Weighted average common shares outstanding – basic	57,720	57,622
Basic earnings per share	$0.27	$0.34
Computation of Diluted Earnings Per Share:
Net income	$15,523	$19,997
Income allocated to participating securities	(162)	(204)
Net income available to common shareholders	$15,361	$19,793
Weighted average common shares outstanding – basic	57,720	57,622
Diluted effect of stock options and PVRSUs	361	100
Weighted average shares outstanding – diluted	58,081	57,722
Diluted earnings per share	$0.26	$0.34

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
At March 31, 2013 and 2012, the Company had 1.8 million and 1.7 million outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the period, unless the stock options would be anti-dilutive. For the three month period ended March 31, 2013, the Company did not exclude any anti-dilutive stock options from the diluted earnings per share calculation. For the three month period ended March 31, 2012, the Company excluded 0.4 million of anti-dilutive stock options from the diluted earnings per share calculation.
PVRSUs are also included in the diluted earnings per share calculation assuming the performance conditions have been met at the reporting date. However, at March 31, 2013 and 2012, PVRSUs totaling 198,394 and 148,245, respectively, were excluded from the computation since the performance conditions had not been met.

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

Certain revisions have been made to correct immaterial errors in the condensed consolidating statement of income and condensed consolidating statement of cash flows for the three months ended March 31, 2012.  The revisions to the condensed consolidating statement of income decreased the Guarantor's marketing and reservation expense and total operating expenses by $1.1 million and increased the Guarantor's interest expense and total other income and expenses, net by $1.1 million for the three months ended March 31, 2012, with corresponding offsetting adjustments to the same items in the Eliminations column.

The condensed consolidating statement of cash flows for the three months ended March 31, 2012 has been revised from prior filings to reflect the reclassification of certain operating, investing and financing cash flows related to inter-company investment transactions between wholly-owned subsidiaries. The revisions to the condensed consolidating statement of cash flows increased the Guarantors net cash provided (used) by operating activities and increased investment in affiliates and net cash used in investing activities by $2.6 million and decreased the Non-Guarantor's net cash provided (used) by operating activities and increased proceeds from contributions from affiliates and net cash provided (used) by financing activities by $2.6 million for the three months ended March 31, 2012, with corresponding offsetting adjustments to the same items in the Eliminations column.

These revisions are not material to our financial statements taken as a whole.

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Three Months Ended March 31, 2013
(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$44,236	$24,205	$9,195	$(27,900)	$49,736
Initial franchise and relicensing fees	3,568	—	209	—	3,777
Procurement services	3,800	—	150	—	3,950
Marketing and reservation	65,159	76,131	4,582	(69,432)	76,440
Other items, net	1,788	956	225	—	2,969
Total revenues	118,551	101,292	14,361	(97,332)	136,872
OPERATING EXPENSES:
Selling, general and administrative	29,082	22,438	3,296	(27,900)	26,916
Marketing and reservation	67,698	73,136	5,038	(69,432)	76,440
Other items, net	714	2,136	200	—	3,050
Total operating expenses	97,494	97,710	8,534	(97,332)	106,406
Operating income (loss)	21,057	3,582	5,827	—	30,466
OTHER INCOME AND EXPENSES, NET:
Interest expense	10,736	33	1	—	10,770
Equity in earnings of consolidated subsidiaries	(7,967)	—	—	7,967	—
Other items, net	(548)	(711)	46	—	(1,213)
Total other income and expenses, net	2,221	(678)	47	7,967	9,557
Income (loss) before income taxes	18,836	4,260	5,780	(7,967)	20,909
Income taxes (benefit)	3,313	1,891	182	—	5,386
Net income (loss)	$15,523	$2,369	$5,598	$(7,967)	$15,523

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Three Months Ended March 31, 2012
(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$42,126	$26,220	$7,058	$(27,551)	$47,853
Initial franchise and relicensing fees	2,433	—	95	—	2,528
Procurement services	3,148	—	167	—	3,315
Marketing and reservation	59,653	72,684	4,387	(65,795)	70,929
Other items, net	3,441	978	125	—	4,544
Total revenues	110,801	99,882	11,832	(93,346)	129,169
OPERATING EXPENSES:
Selling, general and administrative	24,487	22,828	4,585	(27,551)	24,349
Marketing and reservation	61,554	69,797	4,270	(64,692)	70,929
Other items, net	706	1,901	219	—	2,826
Total operating expenses	86,747	94,526	9,074	(92,243)	98,104
Operating income	24,054	5,356	2,758	(1,103)	31,065
OTHER INCOME AND EXPENSES, NET:
Interest expense	4,216	—	4	(1,103)	3,117
Equity in earnings of consolidated subsidiaries	(6,881)	—	—	6,881	—
Other items, net	(202)	(2,003)	(80)	—	(2,285)
Total other income and expenses, net	(2,867)	(2,003)	(76)	5,778	832
Income before income taxes	26,921	7,359	2,834	(6,881)	30,233
Income taxes	6,924	3,058	254	—	10,236
Net income	$19,997	$4,301	$2,580	$(6,881)	$19,997

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2013
(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net income	$15,523	$2,369	$5,598	$(7,967)	$15,523
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	215	—	—	—	215
Foreign currency translation adjustment, net	(232)	—	(232)	232	(232)
Other comprehensive income (loss), net of tax	(17)	—	(232)	232	(17)
Comprehensive income	$15,506	$2,369	$5,366	$(7,735)	$15,506

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2012
(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net income	$19,997	$4,301	$2,580	$(6,881)	$19,997
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	215	—	—	—	215
Foreign currency translation adjustment, net	412	6	391	(397)	412
Amortization of pension related costs, net of tax:
Actuarial loss	20	20	—	(20)	20
Other comprehensive income, net of tax	647	26	391	(417)	647
Comprehensive income	$20,644	$4,327	$2,971	$(7,298)	$20,644

Choice Hotels International, Inc.
Condensed Consolidating Balance Sheet
As of March 31, 2013
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$5,185	$328	$134,712	$—	$140,225
Receivables, net	47,025	1,244	5,933	—	54,202
Other current assets	39,257	20,628	3,609	(18,148)	45,346
Total current assets	91,467	22,200	144,254	(18,148)	239,773
Property and equipment, at cost, net	13,445	56,844	1,000	—	71,289
Goodwill	60,620	5,193	—	—	65,813
Franchise rights and other identifiable intangibles, net	8,064	2,561	1,925	—	12,550
Receivable – marketing and reservation fees	51,297	—	—	—	51,297
Investments, employee benefit plans, at fair value	—	13,933	—	—	13,933
Investment in affiliates	338,267	26,027	—	(364,294)	—
Advances to affiliates	13,840	193,247	9,649	(216,736)	—
Deferred income taxes	—	28,538	637	(14,206)	14,969
Other assets	31,349	19,034	25,966	—	76,349
Total assets	$608,349	$367,577	$183,431	$(613,384)	$545,973
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$11,351	$43,176	$4,902	$—	$59,429
Accrued expenses	19,116	14,255	1,763	—	35,134
Deferred revenue	19,536	55,912	868	—	76,316
Current portion of long-term debt	7,500	680	21	—	8,201
Deferred compensation & retirement plan obligations	—	2,361	—	—	2,361
Other current liabilities	—	19,097	601	(18,148)	1,550
Total current liabilities	57,503	135,481	8,155	(18,148)	182,991
Long-term debt	861,398	1,674	42	—	863,114
Deferred compensation & retirement plan obligations	—	19,933	7	—	19,940
Advances from affiliates	208,942	249	7,545	(216,736)	—
Other liabilities	19,835	13,418	210	(14,206)	19,257
Total liabilities	1,147,678	170,755	15,959	(249,090)	1,085,302
Total shareholders’ (deficit) equity	(539,329)	196,822	167,472	(364,294)	(539,329)
Total liabilities and shareholders’ deficit	$608,349	$367,577	$183,431	$(613,384)	$545,973

Choice Hotels International, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2012
(In Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$8,420	$407	$125,350	$—	$134,177
Receivables,net	44,344	1,797	6,129	—	52,270
Other current assets	41,897	20,110	3,528	(18,512)	47,023
Total current assets	94,661	22,314	135,007	(18,512)	233,470
Property and equipment, at cost, net	11,307	39,298	1,046	—	51,651
Goodwill	60,620	5,193	—	—	65,813
Franchise rights and other identifiable intangibles, net	8,669	2,715	2,089	—	13,473
Receivable - marketing and reservation fees	42,179	—	—	—	42,179
Investments, employee benefit plans, at fair value	—	12,755	—	—	12,755
Investment in affiliates	329,038	26,194	—	(355,232)	—
Advances to affiliates	14,252	206,770	13,479	(234,501)	—
Deferred income taxes	—	28,539	640	(13,761)	15,418
Other assets	32,085	18,925	25,003	—	76,013
Total assets	$592,811	$362,703	$177,264	$(622,006)	$510,772
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$5,930	$28,525	$4,259	$—	$38,714
Accrued expenses	18,582	34,576	2,394	—	55,552
Deferred revenue	17,239	53,081	834	—	71,154
Current portion of long-term debt	7,500	675	20	—	8,195
Deferred compensation and retirement plan obligations	—	2,522	—	—	2,522
Other current liabilities	—	17,722	790	(18,512)	—
Total current liabilities	49,251	137,101	8,297	(18,512)	176,137
Long-term debt	845,257	1,845	48	—	847,150
Deferred compensation & retirement plan obligations	—	20,390	9	—	20,399
Advances from affiliates	226,917	189	7,395	(234,501)	—
Other liabilities	20,290	9,216	245	(13,761)	15,990
Total liabilities	1,141,715	168,741	15,994	(266,774)	1,059,676
Total shareholders’ (deficit) equity	(548,904)	193,962	161,270	(355,232)	(548,904)
Total liabilities and shareholders' deficit	$592,811	$362,703	$177,264	$(622,006)	$510,772

Choice Hotels International, Inc.
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2013
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided (used) by operating activities	$(17,180)	$9,216	$9,838	$—	$1,874

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(2,328)	(11,237)	(80)	—	(13,645)
Equity method investments	—	—	(1,000)	—	(1,000)
Issuance of notes receivable	—	(1,484)	(245)	—	(1,729)
Collections of notes receivable	19	—	—	—	19
Purchases of investments, employee benefit plans	—	(1,242)	—	—	(1,242)
Proceeds from sales of investments, employee benefit plans	—	3,882	—	—	3,882
Advances to and investments in affiliates	(1,000)	—	—	1,000	—
Other items, net	(101)	—	—	—	(101)

Net cash provided (used) by investing activities	(3,410)	(10,081)	(1,325)	1,000	(13,816)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings pursuant to revolving credit facilities	18,000	—	—	—	18,000
Repayments of long-term debt	(1,875)	(166)	(5)	—	(2,046)
Purchase of treasury stock	(3,634)	—	—	—	(3,634)
Dividends paid	(503)	—	—	—	(503)
Excess tax benefits from stock-based compensation	—	952	—	—	952
Proceeds from contributions from affiliates	—	—	1,000	(1,000)	—
Proceeds from exercise of stock options	5,367	—	—	—	5,367
Net cash provided (used) by financing activities	17,355	786	995	(1,000)	18,136
Net change in cash and cash equivalents	(3,235)	(79)	9,508	—	6,194
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(146)	—	(146)
Cash and cash equivalents at beginning of period	8,420	407	125,350	—	134,177

Cash and cash equivalents at end of period	$5,185	$328	$134,712	$—	$140,225

Choice Hotels International, Inc.
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2012
(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided (used) by operating activities	$5,388	$(3,265)	$2,289	$—	$4,412

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(1,354)	(1,688)	(87)	—	(3,129)
Equity method investments	—	—	(2,600)	—	(2,600)
Issuance of notes receivable	(3,136)	(583)	—	—	(3,719)
Collections of notes receivable	44	107	—	—	151
Purchases of investments, employee benefit plans	—	(743)	—	—	(743)
Proceeds from sales of investments, employee benefit plans	—	8,652	—	—	8,652
Advances to and investments in affiliates	—	(2,623)	—	2,623	—
Other items, net	(108)	—	—	—	(108)

Net cash provided (used) in investing activities	(4,554)	3,122	(2,687)	2,623	(1,496)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings pursuant to revolving credit facility	5,900	—	—	—	5,900
Repayments of long-term debt	—	(161)	(5)	—	(166)
Purchase of treasury stock	(14,854)	—	—	—	(14,854)
Dividends paid	(10,713)	—	—	—	(10,713)
Excess tax benefits from stock-based compensation	—	422	—	—	422
Proceeds from contributions from affiliates	—	—	2,623	(2,623)	—
Proceeds from exercise of stock options	389	—	—	—	389
Net cash provided (used) by financing activities	(19,278)	261	2,618	(2,623)	(19,022)
Net change in cash and cash equivalents	(18,444)	118	2,220	—	(16,106)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	361	—	361
Cash and cash equivalents at beginning of period	23,370	432	83,255	—	107,057
Cash and cash equivalents at end of period	$4,926	$550	$85,836	$—	$91,312

15.	Reportable Segment Information
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
Corporate and other revenue consists of hotel operations; corporate and other expenses consist primarily of overhead selling, general and administrative costs such as finance, legal, human resources, etc that are not allocated to the Company's franchising segment. As described in Note 4, certain interest expenses related to the Company's marketing and reservation activities are allocated to the franchising segment. The Company does not allocate the remaining interest expense, interest income, other gains and losses or income taxes to its franchising segment.
The following table presents the financial information for the Company's franchising segment:

	Three Months Ended March 31, 2013
(In thousands)	Franchising	Corporate & Other	Consolidated
Revenues	$135,916	$956	$136,872
Operating income (loss)	$45,504	$(15,038)	$30,466
Income (loss) before income taxes	$45,363	$(24,454)	$20,909

	Three Months Ended March 31, 2012
(In thousands)	Franchising	Corporate & Other	Consolidated
Revenues	$128,191	$978	$129,169
Operating income (loss)	$44,352	$(13,287)	$31,065
Income (loss) before income taxes	$44,297	$(14,064)	$30,233

16.	Commitments and Contingencies
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

Commitments
The Company has the following commitments outstanding at March 31, 2013:

•
The Company occasionally provides financing in the form of forgivable promissory notes or cash incentives to franchisees for property improvements, hotel development efforts and other purposes. At March 31, 2013, the Company had commitments to extend an additional $11.7 million for these purposes provided certain conditions are met by its franchisees, of which $6.6 million is expected to be advanced in the next twelve months.

•
The Company has entered into an agreement to form a joint venture to construct a Cambria Suites whereby it has committed, subject to the satisfaction of certain contingencies, to make an initial capital contribution of $3.0 million for a 42.5% ownership interest. The Company expects to fund this commitment within the next twelve months.

•
The Company has committed to make additional capital contributions totaling $4.6 million to existing joint ventures related to the construction of two hotels to be operated under the Company's Cambria Suites brand. These commitments are expected to be funded in the next twelve months.

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
During the three months ended March 31, 2013, the Company recorded an $0.8 million charge in SG&A and marketing and reservation expenses related to salary and continuation benefits provided to employees separating from service with the Company. At March 31, 2013, the Company had approximately $0.3 million of these salary and benefits continuation payments remaining to be remitted. During the three months ended March 31, 2013, the Company remitted an additional $1.8 million of termination benefits related to employee termination charges recorded in prior periods and had approximately $1.7 million of these benefits remaining to be paid. At March 31, 2013 and December 31, 2012, total termination benefits of approximately $2.0 million and $3.1 million, respectively, remained payable and were included in current and non-current liabilities in the Company's consolidated financial statements. The Company expects $2.0 million of these benefits to be paid in the next twelve months.

18.	Subsequent Events
On April 26, 2013, the Company's board of directors declared a quarterly cash dividend of $0.185 per share of common stock. The dividend is payable on July 15, 2013 to shareholders of record as of July 1, 2013. Based on the Company's share count at March 31, 2013, total dividends to be paid are expected to be approximately $10.8 million.

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

Overview
We are a hotel franchisor with franchise agreements representing 6,264 hotels open and 476 hotels under construction, awaiting conversion or approved for development as of March 31, 2013, with 500,376 rooms and 37,977 rooms, respectively, in 49 states, the District of Columbia and over 35 countries and territories outside the United States. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Ascend Collection®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, and Cambria Suites® (collectively, the “Choice brands”).
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
As a result of our use of master franchising relationships and international market conditions, total revenues from international franchising operations comprised 9% of our total revenues for the three months ended March 31, 2013, while representing approximately 19% of hotels open at March 31, 2013. Therefore, our description of the franchise system is primarily focused on the domestic operations.
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
With a focus on hotel franchising instead of ownership, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our business provides opportunities to improve operating results by increasing the number of franchised hotel rooms and effective royalty rates of our franchise contracts resulting in increased initial fee and relicensing revenue, ongoing royalty fees and procurement services revenues. In addition, our operating results can also be improved through our company-wide efforts related to improving property level performance. The Company currently estimates, based on its current domestic portfolio of hotels under franchise, a 1% change in revenue per available room (“RevPAR”) or rooms under franchise would increase or decrease annual domestic royalty revenues by approximately $2.5 million and a 1 basis point change in the Company's effective royalty rate would increase or decrease annual domestic royalties by approximately $0.6 million. In addition to these revenues, we also collect marketing and reservation system fees to support centralized marketing and reservation activities for the franchise system. As a lodging franchisor, the Company currently has relatively low capital expenditure requirements.
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
Historically, we have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. Since the program's inception through March 31, 2013, we have repurchased 45.3 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.1 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 78.3 million shares at an average price of $13.89 per share. The Company did not purchase any shares under the share repurchase program during the three months ended March 31, 2013. We currently believe that our cash flows from operations will support our ability to complete the current board of directors repurchase authorization of approximately 1.4 million shares remaining as of March 31, 2013. Upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
The Company commenced paying quarterly dividends in 2004 and in 2012 the Company elected to pay a special cash dividend totaling approximately $600 million. The Company currently maintains the payment of a quarterly dividend on its common shares outstanding of $0.185 per share, however the declaration of future dividends are subject to the discretion of the board of directors. In the fourth quarter of 2012, the Company's board of directors elected to pay prior to December 31, 2012 the regular quarterly dividend initially scheduled to be paid in the first quarter of 2013. As a result, the Company did not pay a regular quarterly dividend during the first quarter of 2013. We expect to continue to pay dividends in the future, subject to future business performance, economic conditions, changes in income tax regulations and other factors, Based on the present dividend rate and outstanding share count, we expect that aggregate annual regular dividends for 2013, excluding the first quarter payment which was paid to shareholders in December 2012, would be approximately $32.8 million.
Our board of directors previously authorized us to enter into a program which permits us to offer investment, financing and guaranty support to qualified franchisees as well as to acquire and resell real estate to incent franchise development for certain brands in strategic markets. Recent market conditions have resulted in an increase in opportunities to incentivize development under this program and as a result over the next several years, we expect to deploy capital opportunistically pursuant to this program to promote growth of our emerging brands. The amount and timing of the investment will be dependent on market and other conditions. Our current expectation is that our annual investment in this program will range from $20 million to $40 million.
In addition, the Company may allocate capital to exploring additional growth opportunities in business areas that are adjacent or complementary to our core hotel franchising business, which leverage our core competencies and are additive to our franchising business model. The timing and amount of these investments are subject to market and other conditions.

As a result of these investments in exploring growth alternatives, the Company recently announced the formation of its newest division, SkyTouch Technology ("SkyTouch"), which develops and markets cloud-based technology products for the hotel industry. In conjunction with this new division, the Company expects to incur operating expenses ranging between $12 million and $14 million during the full year ending December 31, 2013, of which the Company has incurred approximately $2.2 million in the first quarter of 2013, for business development, sales and marketing and continued software development. Notwithstanding investments in alternative growth strategies, the Company expects to continue to return value to its shareholders through a combination of share repurchases and dividends, subject to business performance, economic conditions, changes in income tax regulations and other factors.
We believe these investments and value drivers, when properly implemented, will enhance our profitability, maximize our financial returns and continue to generate value for our shareholders. The ultimate measure of our success will be reflected in the items below.
Results of Operation: Royalty fees, operating income, net income and diluted earnings per share (“EPS”) represent key measurements of these value drivers. In the three months ended March 31, 2013, royalty fees revenue totaled $49.7 million, a 4% increase from the same period in 2012. Operating income totaled $30.5 million for the three months ended March 31, 2013, a $0.6 million or 2% decline from the same period in 2012. Net income for the three months ended March 31, 2013 decreased 22% from the same period of the prior year to $15.5 million. Diluted EPS for the quarter ended March 31, 2013 were $0.26 compared to $0.34 for the three months ended March 31, 2012. These measurements will continue to be a key management focus in 2013 and beyond.
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

Operations Review
Comparison of Operating Results for the Three-Month Periods Ended March 31, 2013 and 2012
Summarized financial results for the three months ended March 31, 2013 and 2012 are as follows:

(in thousands, except per share amounts)	2013	2012
REVENUES:
Royalty fees	$49,736	$47,853
Initial franchise and relicensing fees	3,777	2,528
Procurement services	3,950	3,315
Marketing and reservation	76,440	70,929
Hotel operations	956	978
Other	2,013	3,566
Total revenues	136,872	129,169
OPERATING EXPENSES:
Selling, general and administrative	26,916	24,349
Depreciation and amortization	2,175	2,017
Marketing and reservation	76,440	70,929
Hotel operations	875	809
Total operating expenses	106,406	98,104
Operating income	30,466	31,065
OTHER INCOME AND EXPENSES, NET:
Interest expense	10,770	3,117
Interest income	(644)	(337)
Other (gains) and losses	(710)	(2,003)
Equity in net loss of affiliates	141	55
Total other income and expenses, net	9,557	832
Income before income taxes	20,909	30,233
Income taxes	5,386	10,236
Net income	$15,523	$19,997
Diluted earnings per share	$0.26	$0.34

On occasion, the Company utilizes certain measures which do not conform to generally accepted accounting principles in the United States (“GAAP”) when analyzing and discussing its results with the investment community. This information should not be considered as an alternative to any measure of performance as promulgated under GAAP. The Company's calculation of these measures may be different from the calculations used by other companies and therefore comparability may be limited. We have included below a reconciliation of the measures utilized during this period to the comparable GAAP measures as well as our reason for reporting these non-GAAP measures.
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

Calculation of Franchising Revenues

	Three Months Ended March 31,
	($ amounts in thousands)
	2013	2012
Franchising Revenues:
Total Revenues	$136,872	$129,169
Adjustments:
Marketing and reservation system revenues	(76,440)	(70,929)
Hotel operations	(956)	(978)
Franchising Revenues	$59,476	$57,262

EBITDA: We also utilize earnings before interest, taxes, depreciation and amortization ("EBITDA") to analyze our results which reflects earnings excluding the impact of interest expense, provision for income taxes, depreciation and amortization other (gains) and losses and equity in net income (loss) of unconsolidated affiliates. We consider EBITDA to be an indicator of operating performance because we use it to measure our ability to service debt, fund capital expenditures, and expand our business. We also use EBITDA, as do analysts, lenders, investors and others, to evaluate companies because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies. EBITDA also excludes depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies.

Calculation of EBITDA

	Three Months Ended March 31,
	($ amounts in thousands)
	2013	2012
EBITDA:
Net income	$15,523	$19,997
Income taxes	5,386	10,236
Interest expense	10,770	3,117
Interest income	(644)	(337)
Other (gains) and losses	(710)	(2,003)
Equity in net loss of affiliates	141	55
Depreciation and amortization	2,175	2,017
EBITDA	$32,641	$33,082

The Company recorded EBITDA of $32.6 million for the three month period ended March 31, 2013, a $0.4 million or 1.3% decline from the same period of the prior year. The decline in EBITDA reflects a $2.6 million or 11% increase in selling, general and administrative ("SG&A") expense partially offset by a $2.2 million or 4% increase in the Company's franchising revenues for the three months ended March 31, 2013.
The Company recorded net income of $15.5 million for the three month period ended March 31, 2013, a 22% decline from the $20.0 million recorded for the quarter ended March 31, 2012. The decrease in net income primarily reflects the decline in EBITDA as well as $7.7 million increase in interest expense resulting from the issuance of debt in July and August 2012 to finance the Company's $600.7 million special dividend paid on August 23, 2012. Furthermore, net income was impacted by a decline in other (gains) and losses resulting from a $0.7 million appreciation in the fair value of investments held in the Company's non-qualified employee benefit plans during the three months ended March 31, 2013 compared to a $2.0 million appreciation in the fair value of these investments in the same period of the prior year.
Franchising Revenues: Franchising revenues were $59.5 million for the three months ended March 31, 2013 compared to $57.3 million for the three months ended March 31, 2012, an increase of 4%. The increase in franchising revenues is primarily due to a 4% increase in royalty revenues, a $1.2 million increase in initial and relicensing fees, partially offset by a $1.6 million decline in other income.
Domestic royalty fees for the three months ended March 31, 2013 increased $2.0 million to $44.3 million from $42.3 million in the three months ended March 31, 2012, an increase of 5%. The increase in royalties is attributable to a combination of factors including a 4.6% increase in RevPAR, a 0.8% increase in the number of domestic franchised hotel rooms and a 5 basis point increase in the effective royalty rate from 4.34% to 4.39%. System-wide RevPAR increased due to a combination of a 2.3% increase in average daily rates and a 100 basis point increase in occupancy rates.
A summary of the Company's domestic franchised hotels operating information is as follows:

	For the Three Months Ended March 31, 2013*			For the Three Months Ended March 31, 2012*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$76.30	47.5%	$36.24	$74.29	46.8%	$34.76	2.7%	70	bps	4.3%
Comfort Suites	81.82	52.6%	43.04	79.88	51.0%	40.72	2.4%	160	bps	5.7%
Sleep	69.07	47.6%	32.85	66.39	45.0%	29.90	4.0%	260	bps	9.9%
Quality	64.20	42.2%	27.08	63.39	40.8%	25.87	1.3%	140	bps	4.7%
Clarion	68.84	41.1%	28.32	67.90	38.7%	26.26	1.4%	240	bps	7.8%
Econo Lodge	51.67	38.6%	19.95	50.31	38.7%	19.45	2.7%	(10)	bps	2.6%
Rodeway	47.96	42.2%	20.25	47.08	41.7%	19.61	1.9%	50	bps	3.3%
MainStay	68.55	57.0%	39.05	64.60	61.8%	39.94	6.1%	(480)	bps	(2.2)%
Suburban	40.90	63.4%	25.94	39.15	62.5%	24.47	4.5%	90	bps	6.0%
Ascend Collection	113.87	56.1%	63.84	104.02	52.0%	54.11	9.5%	410	bps	18.0%
Total	$68.87	45.5%	$31.34	$67.32	44.5%	$29.95	2.3%	100	bps	4.6%
___________________
*Operating statistics represent hotel operations from December through February and exclude Cambria Suites.
The number of domestic rooms on-line increased by 3,025 rooms or 0.8% to 395,902 as of March 31, 2013 from 392,877 as of March 31, 2012. The total number of domestic hotels on-line increased by 1.7% to 5,091 as of March 31, 2013 from 5,006 as of March 31, 2012.
A summary of domestic hotels and rooms on-line at March 31, 2013 and 2012 by brand is as follows:

	March 31, 2013		March 31, 2012		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	%	%
Comfort Inn	1,332	104,159	1,392	108,777	(60)	(4,618)	(4.3)%	(4.2)%
Comfort Suites	597	46,079	613	47,506	(16)	(1,427)	(2.6)%	(3.0)%
Sleep	382	27,685	394	28,564	(12)	(879)	(3.0)%	(3.1)%
Quality	1,172	99,090	1,054	91,942	118	7,148	11.2%	7.8%
Clarion	190	27,268	188	27,550	2	(282)	1.1%	(1.0)%
Econo Lodge	811	49,244	797	49,254	14	(10)	1.8%	—%
Rodeway	421	24,269	396	22,183	25	2,086	6.3%	9.4%
MainStay	41	3,165	39	3,024	2	141	5.1%	4.7%
Suburban	63	7,241	61	7,191	2	50	3.3%	0.7%
Ascend Collection	63	5,481	53	4,671	10	810	18.9%	17.3%
Cambria Suites	19	2,221	19	2,215	—	6	—%	0.3%
Total Domestic Franchises	5,091	395,902	5,006	392,877	85	3,025	1.7%	0.8%

Domestic hotels open and operating increased by 8 hotels during the three months ended March 31, 2013 compared to a net increase of 5 domestic hotels open and operating during the three months ended March 31, 2012. Gross domestic franchise additions increased from 39 for the three months ended March 31, 2012 to 62 for the same period of 2013. New construction hotels represented 8 of the gross domestic additions during three months ended March 31, 2013 compared to 5 hotels in the same period of the prior year. Gross domestic additions for conversion hotels during the three months ended March 31, 2013 increased by 20 to 54 from 34 for the three months ended March 31, 2012. The increase in franchise openings primarily reflects a 42% increase in the number of domestic franchise agreements executed during 2012 compared to the prior year. The Company expects the number of new franchise units that will open during 2013 to increase from 308 in 2012 to approximately 324 hotels. Although there has been an increase in the number of projected openings, new construction and conversion openings continue to be impacted by the restrictive lending environment, retention efforts implemented by other hotel brand companies and increased competition for existing hotels seeking a new brand affiliation.
Net domestic franchise terminations increased from 34 in the three months ended March 31, 2012 to 54 for the three months ended March 31, 2013 primarily due to an increase in the number of terminations related to the removal of hotels for non-compliance with the Company's rules, regulations and standards as well as non-payment of franchise fees.
International royalties decreased by $0.1 million or 1% from the first quarter of 2012 to $5.5 million for the same period of 2013 primarily due to RevPAR performance in the various countries in which we operate and foreign currency fluctuations. International available rooms increased 0.9% to 104,474 as of March 31, 2013 from 103,491 as of March 31, 2012. The total number of international hotels increased 0.4% from 1,168 as of March 31, 2012 to 1,173 as of March 31, 2013.
New domestic franchise agreements executed in the three months ended March 31, 2013 totaled 83 representing 6,330 rooms compared to 64 agreements representing 4,658 rooms executed in the first quarter of 2012. During the first quarter of 2013, 10 of the executed agreements were for new construction hotel franchises representing 754 rooms compared to 7 contracts representing 443 rooms for the three months ended March 31, 2012. Conversion hotel executed franchise agreements totaled 73 representing 5,576 rooms for the three months ended March 31, 2013 compared to 57 agreements representing 4,215 rooms for the same period a year ago. Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise agreements increased $0.6 million to $2.0 million for the three months ended March 31, 2013 from $1.4 million for the three months ended March 31, 2012. Domestic initial fee revenue increased approximately 44% due to a 30% increase in the number of new franchise agreements executed and an increase in amount of deferred revenue recognized in 2013 related to franchise agreements containing developer incentives that were executed in prior years. Revenues associated with agreements including incentives are deferred and recognized when the incentive criteria are met or the agreement is terminated, whichever comes first.
A summary of executed domestic franchise agreements by brand for the three months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	3	5	8	1	8	9	200%	(38)%	(11)%
Comfort Suites	2	2	4	1	2	3	100%	—%	33%
Sleep	1	—	1	3	—	3	(67)%	NM	(67)%
Quality	—	19	19	—	27	27	NM	(30)%	(30)%
Clarion	—	3	3	—	2	2	NM	50%	50%
Econo Lodge	—	8	8	—	4	4	NM	100%	100%
Rodeway	—	9	9	—	12	12	NM	(25)%	(25)%
MainStay	1	—	1	—	—	—	NM	NM	NM
Suburban	—	1	1	—	—	—	NM	NM	NM
Ascend Collection	2	26	28	1	2	3	100%	1,200%	833%
Cambria Suites	1	—	1	1	—	1	—%	NM	—%
Total Domestic System	10	73	83	7	57	64	43%	28%	30%
Relicensing fees include fees charged to the new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system as well as fees required to renew expiring franchise contracts. Domestic relicensing and renewal contracts increased from 49 in the first quarter of 2012 to 69 for the three months ended March 31,

2013. As a result of the increase in contracts, domestic relicensing revenues increased $0.6 million or 52% from $1.0 million for the three months ended March 31, 2012 to $1.6 million for the three months ended March 31, 2013.
As of March 31, 2013, the Company had 395 franchised hotels with 30,984 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 388 hotels and 31,190 rooms at March 31, 2012. The number of new construction franchised hotels in the Company's domestic pipeline declined 7% to 232 at March 31, 2013 from 250 at March 31, 2012. New construction hotels in the domestic pipeline have been negatively impacted by the limited availability of hotel construction financing. As a result, the ability of existing projects to obtain financing and commence construction has been significantly impacted and has resulted in the termination of franchise agreements related to hotels that have not yet opened. The number of conversion franchised hotels in the Company's domestic pipeline increased by 25 units or 18% from March 31, 2012 to 163 hotels at March 31, 2013 due to higher franchise sales for the Company's Ascend Collection brand. The Company had an additional 81 franchised hotels with 6,993 rooms under construction, awaiting conversion or approved for development in its international system as of March 31, 2013 compared to 83 hotels and 7,020 rooms at March 31, 2012. While the Company's hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.
A summary of the domestic franchised hotels under construction, awaiting conversion or approved for development at March 31, 2013 and 2012 by brand is as follows:

							Variance
	March 31, 2013 Units			March 31, 2012 Units			Conversion		New Construction		Total
	Conversion	New Construction	Total	Conversion	New Construction	Total	Units	%	Units	%	Units	%
Comfort Inn	30	49	79	28	44	72	2	7%	5	11%	7	10%
Comfort Suites	2	67	69	3	83	86	(1)	(33)%	(16)	(19)%	(17)	(20)%
Sleep	1	44	45	1	44	45	—	—%	—	—%	—	—%
Quality	35	2	37	40	4	44	(5)	(13)%	(2)	(50)%	(7)	(16)%
Clarion	9	—	9	12	1	13	(3)	(25)%	(1)	(100)%	(4)	(31)%
Econo Lodge	23	—	23	18	2	20	5	28%	(2)	(100)%	3	15%
Rodeway	30	—	30	25	1	26	5	20%	(1)	(100)%	4	15%
MainStay	—	25	25	2	22	24	(2)	(100)%	3	14%	1	4%
Suburban	3	12	15	2	16	18	1	50%	(4)	(25)%	(3)	(17)%
Ascend Collection	30	9	39	7	4	11	23	329%	5	125%	28	255%
Cambria Suites	—	24	24	—	29	29	—	NM	(5)	(17)%	(5)	(17)%
	163	232	395	138	250	388	25	18%	(18)	(7)%	7	2%
Selling, General and Administrative Expenses: The cost to operate the franchising business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $26.9 million for the three months ended March 31, 2013, an increase of $2.6 million or 11% from the three months ended March 31, 2012. SG&A for the three months ended March 31, 2013 increased from the prior year primarily due to a $2.2 million increase in alternative growth spending primarily related to the launch of the Company's new SkyTouch Technology division, a $0.8 million increase in rent expense related to the relocation of the Company's corporate headquarters and a $0.4 million increase in variable franchise sales compensation due to a 30% increase in domestic franchise agreements. SG&A expense for the three months ended March 31, 2012 included approximately $1.5 million related to a litigation settlement with a former franchisee. SG&A, excluding these items, increased by approximately 3.5%.
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

Total marketing and reservation system revenues increased 8% from $70.9 million for the three months ended March 31, 2012 to $76.4 million for the three months ended March 31, 2013. The increase in revenues was primarily due to improved system fees resulting from system growth and RevPAR increases and increasing revenues from the Choice Privileges loyalty program resulting from the growth in program membership. Depreciation and amortization attributable to marketing and reservation activities was $4.0 million and $3.5 million for the three months ended March 31, 2013 and 2012, respectively. Interest expense attributable to marketing and reservation activities was approximately $0.9 million and $1.2 million for the three months ended March 31, 2013 and 2012, respectively.
As of March 31, 2013 and December 31, 2012, the Company's balance sheet includes a receivable of $51.3 million and $42.2 million, respectively from cumulative marketing and reservation expenses incurred in excess of cumulative marketing and reservations system fee revenues earned. During the three months ended March 31, 2013, the Company expended $9.1 million of marketing and reservation expenses in excess of revenues earned. As a result, these expenses in excess of revenue earned were added to the outstanding marketing and reservation receivable. The increase in the receivable primarily reflects the timing of various marketing programs and the seasonality of the Company's revenues. This receivable is recorded as an asset in the financial statements as the Company has the contractual authority to require that the franchisees in the system at any given point repay the Company for any deficits related to marketing and reservation activities. The Company's current franchisees are legally obligated to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue and whether or not they joined the system following the deficit's occurrence. The Company has no present intention to accelerate repayment of the deficit from current franchisees. Conversely, cumulative marketing and reservation system revenues not expended are recorded as a payable in the financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements.
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
Other Income and Expenses, Net: Other income and expenses, net increased from an expense of $0.8 million during the three months ended March 31, 2012 to an expense of $9.6 million for the three months ended March 31, 2013 primarily due to the following items:
Interest expense increased $7.7 million for the three months ended March 31, 2013 to $10.8 million due to the issuance of the Company's $400 million senior notes due in 2022 with an effective rate of 5.94% on June 27, 2012 as well as the $350 million senior secured credit facility entered into by the Company on July 25, 2012. The Company utilized the proceeds from these debt issuances to pay a special cash dividend on August 23, 2012 totaling approximately $600.7 million to common shareholders.
Other gains and losses decreased from a gain of $2.0 million for the three months ended March 31, 2012 to a gain of $0.7 million for the three months ended March 31, 2013 primarily due to fluctuations in the fair value of investments held in the Company's non-qualified employee benefit plans.
As discussed in the accompanying critical accounting policies, the Company sponsors two non-qualified retirement and savings plans: the Non-Qualified Plan and the EDCP plan. The fair value of the Non-Qualified Plan investments increased by $0.6 million during the three months ended March 31, 2013 compared to an increase of $0.9 million during the three months ended March 31, 2012. The fair value of the Company's investments held in the EDCP plan increased by $0.1 million during the three months ended March 31, 2013 compared to an increase in fair value of $1.1 million during the same period of the prior year.
The Company accounts for the EDCP Plan and Non-Qualified Plan in accordance with accounting for deferred compensation arrangements when investments are held in a rabbi trust and invested. Therefore, the Company also recognizes compensation expense or benefits in SG&A related to changes in the fair value of investments held in the Non-Qualified Plan and a portion of the investments held in the EDCP Plan, excluding investments in the Company's stock. As a result, during the three months ended March 31, 2013 and 2012, the Company's SG&A expense was increased by $1.0 million for both periods.

Income Taxes: The effective income tax rates were 25.8% and 33.9% for the three months ended March 31, 2013 and 2012, respectively. The effective income tax rate for the three months ended March 31, 2013 and 2012 were lower than the U.S federal income tax rate of 35% due to the recurring impact of foreign operations, partially offset by state taxes. The effective income tax rate for the three months ended March 31, 2013 was further reduced by settlements of unrecognized tax positions and by legislation retroactively extending the U.S. controlled foreign corporation look-through rule.

Diluted EPS: Diluted EPS decreased 24% to $0.26 for the three months ended March 31, 2013 from $0.34 for the same period of the prior year. The decrease in diluted EPS primarily reflects the items discussed above.

Liquidity and Capital Resources
Operating Activities
During the three months ended March 31, 2013, net cash provided by operating activities totaled $1.9 million compared to $4.4 million during the three months ended March 31, 2012. The decrease in cash flows from operating activities primarily reflects a decline in EBITDA and the timing of working capital items.
Net cash advanced to marketing and reservation activities totaled $4.1 million during the three months ended March 31, 2013 compared to $6.2 million during the three months ended March 31, 2012. The improvement in cash flows from marketing and reservation activities primarily reflects an improvement in marketing and reservation system fees resulting from domestic system size expansion and RevPAR performance and improved financial performance of the Company's loyalty program. Based on the current economic conditions, the Company expects marketing and reservation activities to provide cash flows from operations ranging between $12 million and $17 million in 2013.
Investing Activities
Cash utilized for investing activities totaled $13.8 million and $1.5 million for the three months ended March 31, 2013 and 2012, respectively. The increase in cash utilized for investing activities for the three months ended March 31, 2013 primarily reflect an increase in capital expenditures. The increase in capital expenditures were partially offset by a decline in the proceeds from the sale of investments held in trust related to the Company's deferred compensation plans during the three months ended March 31, 2013. During the three months ended March 31, 2013 and 2012, the Company sold investments totaling $3.9 million and $8.7 million, respectively and utilized the proceeds to reimburse the Company for participant distributions made on behalf of the trust in prior years. The decline in proceeds from the sale of investments primarily reflects the timing of employee terminations and their deferred compensation distribution elections.
During the three months ended March 31, 2013 and 2012, capital expenditures totaled $13.6 million and $3.1 million, respectively. The increase in capital expenditures for 2013 primarily reflect tenant improvements related to the relocation of the Company's corporate headquarters.
The Company occasionally provides financing to franchisees for property improvements, hotel development efforts and other purposes. During the three months ended March 31, 2013 and 2012, the Company advanced $1.7 million and $3.7 million, respectively, for these purposes. At March 31, 2013, the Company had commitments to extend an additional $11.3 million for these purposes provided certain conditions are met by its franchisees, of which $6.5 million is expected to be advanced in the next twelve months.
During the three months ended March 31, 2013 and 2012, the Company invested $1.0 million and $2.6 million, respectively in joint ventures accounted for under the equity method of accounting. The Company's investment in these joint ventures primarily pertain to ventures that either support the Company's efforts to increase business delivery to its franchisees or promote growth of our emerging brands.
Our board of directors previously authorized us to enter into a program which permits us to offer financing, investment and guaranty support to qualified franchisees as well as to acquire and resell real estate to incent franchise development for certain brands in strategic markets. Recent market conditions have resulted in an increase in opportunities to incentivize development under this program. At March 31, 2013 and December 31, 2012, the Company had approximately $68.8 million and $68.3 million, respectively invested under this program. Over the next several years, we expect to continue to deploy capital opportunistically pursuant to this program to promote growth of our emerging brands. Our current expectation is that our annual investment in this program will range from $20 million to $40 million per year however, the amount and timing of the investment in this program will be dependent on market and other conditions.
Financing Activities
Financing cash flows relate primarily to the Company's borrowings, treasury stock purchases and dividends.

Debt
Senior Unsecured Notes due 2022
On June 27, 2012 the Company issued unsecured notes with a principal amount of $400 million ("the 2012 Senior Notes") at par, bearing a coupon of 5.75% with an effective rate of 5.94%. The 2012 Senior Notes will mature on July 1, 2022, with interest to be paid semi-annually on January 1st and July 1st. The Company utilized the net proceeds of this offering, after deducting underwriting discounts and commissions and other offering expenses, together with a portion of the proceeds of a new credit facility, to pay a special cash dividend totaling approximately $600.7 million paid to shareholders on August 23, 2012. The Company's 2012 Senior Notes are guaranteed jointly, severally, fully and unconditionally, subject to certain customary limitations by eight 100%-owned domestic subsidiaries.
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

The Company utilized the proceeds from the Term Loan and borrowings from the New Revolver, together with the net proceeds from the Company's recently issued senior notes offering, to pay a special cash dividend of approximately $600.7 million in the aggregate to the Company's stockholders on August 23, 2012.

The New Credit Facility is unconditionally guaranteed, jointly and severally, by certain of the Company's domestic subsidiaries. The subsidiary guarantors currently include all subsidiaries that guarantee the obligations under the Company's Indenture governing the terms of its 2010 and 2012 Senior Notes.
The New Credit Facility is secured by first priority pledges of (i) 100% of the ownership interests in certain domestic subsidiaries owned by the Company and the guarantors, (ii) 65% of the ownership interests in (a) Choice Netherlands Antilles N.V. (“Choice NV”), the top-tier foreign holding company of the Company's foreign subsidiaries, and (b) the domestic subsidiary that owns Choice NV and (iii) all presently existing and future domestic franchise agreements (the “Franchise Agreements”) between the Company and individual franchisees, but only to the extent that the Franchise Agreements may be pledged without violating any law of the relevant jurisdiction or conflicting with any existing contractual obligation of the Company or the applicable franchisee. At the time that the maximum total leverage ratio is required to be no greater than 4.00 to 1.00 (beginning of year 4 of the New Credit Facility), the security interest in the Franchise Agreements will be released.

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
The New Credit Facility requires the Company to pay a fee on the undrawn portion of the New Revolver, calculated based on the average daily unused amount of the New Revolver multiplied by 0.30% per annum.
The Company may reduce the New Revolver commitment and/or prepay the Term Loan in whole or in part at any time without penalty, subject to reimbursement of customary breakage costs, if any. Any Term Loan prepayments made by the Company shall be applied to reduce the scheduled amortization payments in direct order of maturity.
Additionally, the New Credit Facility requires that the Company and its restricted subsidiaries comply with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments, paying dividends or repurchasing stock, and effecting mergers and/or asset sales. With respect to dividends, the Company may not make any payments if there is an existing event of default or if the payment would create an event of default. In addition, if the Company's total leverage ratio exceeds 4.5 to 1.0, the Company is generally restricted from paying aggregate dividends in excess of $50 million during any calendar year.
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
At March 31, 2013, the Company maintained a total leverage ratio of approximately 3.72x, a maximum secured leverage ratio of 0.95x and a minimum fixed charge coverage ratio of approximately 6.53x. At March 31, 2013, the Company was in compliance with all covenants under the New Credit Facility.
The New Credit Facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the New Credit Facility to be immediately due and payable.
At March 31, 2013, the Company had $144.4 million and $75.0 million outstanding under the Term Loan and New Revolver, respectively. At December 31, 2012, the Company had $146.3 million and $57.0 million outstanding under the Term Loan and New Revolver, respectively.
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
Dividends
The Company currently maintains the payment of a quarterly dividend on its common shares outstanding of $0.185 per share, however the declaration of future dividends are subject to the discretion of the board of directors. In the fourth quarter of 2012, the Company's board of directors elected to pay prior to December 31, 2012 the regular quarterly dividend initially scheduled to be paid in the first quarter of 2013. As a result, the Company did not pay a regular quarterly dividend during the first quarter of 2013. We expect to continue to pay dividends in the future, subject to future business performance, economic conditions, changes in income tax regulations and other factors, Based on the present dividend rate and outstanding share count, we expect that aggregate annual regular dividends for 2013, excluding the first quarter payment which was paid to shareholders in December 2012, would be approximately $32.8 million.
Share Repurchases
Historically, we have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. Since the program's inception through March 31, 2013, we have repurchased 45.3 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.1 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 78.3 million shares at an average price of $13.89 per share. No shares were repurchased under the share repurchase program during the three months ended March 31, 2013. As of March 31, 2013, the Company had approximately 1.4 million shares remaining under the board of directors share repurchase authorization and we currently believe that our cash flows from operations will support our ability to complete the current authorization. Upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
Other items
Approximately $134.7 million of the Company's cash and cash equivalents at March 31, 2013 pertains to undistributed earnings of the Company's consolidated foreign subsidiaries. Since the Company's intent is for such earnings to be reinvested by the foreign subsidiaries, the Company has not provided additional U.S. income taxes on these amounts. While the Company has no intention to utilize these cash and cash equivalents in its domestic operations, any change to this policy would result in the Company incurring additional U.S. income taxes on any amounts utilized domestically.
During the three months ended March 31, 2013, the Company recorded one-time employee termination charges totaling $0.8 million in SG&A and marketing and reservation expenses. These charges related to salary and benefits continuation payments for employees separating from service with the Company. At March 31, 2013, the Company had approximately $0.3 million of these salary and benefits continuation payments remaining to be remitted. During the three months ended March 31, 2013, the Company remitted an additional $1.8 million of termination benefits related to employee termination charges recorded in prior periods and had approximately $1.7 million of these benefits remaining to be paid. At March 31, 2013, total termination benefits of approximately $2.0 million remained to be paid and the Company expects $2.0 million of these benefits to be paid in the next twelve months. In addition, the Company expects to satisfy approximately $2.4 million of deferred compensation and retirement plan obligations during the next twelve months.
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

Critical Accounting Policies
Our accounting policies comply with principles generally accepted in the United States. We have described below those policies that we believe are critical or require the use of complex judgment or significant estimates in their application. Additional discussion of these policies is included in Note 1 to our consolidated financial statements as of and for the year ended December 31, 2012 included in our Annual Report on Form 10-K.
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
The Company evaluates the receivable for marketing and reservation costs in excess of cumulative marketing and reservation system revnues earned on a periodic basis for collectibility. The Company will record an allowance when, based on current information and events, it is probable that we will be unable to collect all amounts due for marketing and reservation activities according to the contractual terms of the franchise agreements. The receivables are considered to be uncollectible if the expected net, undiscounted cash flows from marketing and reservation activities are less than the carrying amount of the asset.
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
The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. The Company measures loan impairment based on the present value of expected future cash flows discounted at the loan's original effective interest rate or the estimated fair value of the collateral. For impaired loans, the Company establishes a specific impairment reserve for the difference between the recorded investment in the loan and the present value of the expected future cash flows or the estimated fair value of the collateral. The Company applies its loan impairment policy individually to all mezzanine and other notes receivable in the portfolio and does not aggregate loans for the purpose of applying such policy. For impaired loans, the Company recognizes interest income on a cash basis. If it is likely that a loan will not be collected based on financial or other business indicators it is the Company's policy to charge off these loans to SG&A expenses in the accompanying consolidated statements of income in the quarter when it is deemed uncollectible. Recoveries of impaired loans are recorded as a reduction of SG&A expenses in the quarter received.
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

In accordance with the terms of the promissory notes, the initial principal sum and related interest are ratably reduced over the term of the loan on each anniversary date until the outstanding amounts are reduced to zero as long as the franchisee remains within the franchise system and operates in accordance with our quality and brand standards. As a result, the amounts recorded as an asset on the Company's consolidated balance sheet are also ratably reduced since the amounts forgiven no longer represent probable future economic benefits to the Company. The Company records the reduction of its recorded assets through amortization and marketing and reservation system expenses on its consolidated statements of income.

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

In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan (“EDCP”) which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust. Prior to January 1, 2010, participants could elect an investment return of either the annual yield of the Moody's Average Corporate Bond Rate Yield Index plus 300 basis points, or a return based on a selection of available diversified investment options. Effective January 1, 2010, the Moody's Average Corporate Bond Rate Yield Index plus 300 basis points is no longer an investment option for salary deferrals made on compensation earned after December 31, 2009. The Company recorded current and long-term deferred compensation liabilities of $10.1 million and $11.7 million, as of March 31, 2013 and December 31, 2012, respectively, related to these deferrals and credited investment returns. Compensation expense is recorded in SG&A expense on the Company's consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. Compensation expense recorded in SG&A for the three months ended March 31, 2013 and 2012 was $0.3 million and $0.4 million, respectively. In addition, the EDCP Plan held shares of the Company's common stock with a market value of $0.2 million and $0.1 million at March 31, 2013 and December 31, 2012, respectively which were recorded as a component of shareholders' deficit.
The Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that partially offset the earnings credited to the participants. The diversified investments held in the trusts totaled $3.4 million and $6.0 million as of March 31, 2013 and December 31, 2012, respectively, and are recorded at their fair value, based on quoted market prices. At March 31, 2013, the Company expects $0.4 million of the assets held in the trusts to be distributed to participants during the next twelve months. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment gains during the three months ended March 31, 2013 and 2012 of approximately $0.1 million and $1.1 million, respectively.
In 1997, the Company adopted the Choice Hotels International, Inc. Non-Qualified Retirement Savings and Investment Plan (“Non-Qualified Plan”). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. As of March 31, 2013 and December 31, 2012, the Company had recorded a deferred compensation liability of $12.2 million and $11.2 million, respectively, related to these deferrals. Compensation expense is recorded in SG&A expense on the Company's consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. The net increase in compensation expense recorded in SG&A for the three months ended March 31, 2013 and 2012 was $0.8 million and 0.9 million, respectively.
The diversified investments held in the trusts were $10.9 million and $10.2 million as of March 31, 2013 and December 31, 2012, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment gains during the three months ended March 31, 2013 and 2012 of approximately $0.6 million and $0.9 million, respectively. In addition, the Non-Qualified Plan held shares of the Company's common stock with a market value of $1.2 million and $1.0 million at March 31, 2013 and December 31, 2012, respectively, which are recorded as a component of shareholders' deficit.
New Accounting Standards
See Footnote No. 1 of the Notes to our Financial Statements for information related to our adoption of new accounting standards in 2013 and for information on our anticipated adoption of recently issued accounting standards.

FORWARD-LOOKING STATEMENTS
Certain matters discussed in this quarterly report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Generally, our use of words such as "expect," "estimate," "believe," "anticipate,", "should", "will," "forecast," "plan”," project," "assume" or similar words of futurity identify such forward-looking statements.  These forward-looking statements are based on management's current beliefs, assumptions and expectations regarding future events, which in turn are based on information currently available to management.  Such statements may relate to projections of the Company's revenue, earnings and other financial and operational measures, Company debt levels, ability to repay outstanding indebtedness, payment of dividends, and future operations, among other matters.   We caution you not to place undue reliance on any such forward-looking statements.  Forward-looking statements do not guarantee future performance and involve known and unknown risks, uncertainties and other factors.

Several factors could cause actual results, performance or achievements of the Company to differ materially from those expressed in or contemplated by the forward-looking statements.  Such risks include, but are not limited to, changes to general, domestic and foreign economic conditions;  operating risks common in the lodging and franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees; our ability to keep pace with improvements in technology utilized for reservations systems and other operating systems; fluctuations in the supply and demand for hotels rooms; the level of acceptance of alternative growth strategies we may implement; the outcome of litigation; and our ability to effectively manage our indebtedness.  These and other risk factors are discussed in detail in the Risk Factors section of the Company's Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February 28, 2013.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company's foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including in certain circumstances the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $14.3 million and $16.2 million at March 31, 2013 and December 31, 2012, respectively which we account for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
At March 31, 2013, the Company had $219.4 million of variable interest rate debt instruments outstanding at an effective rate of 2.6%. A hypothetical change of 10% in the Company’s effective interest rate from March 31, 2013 levels would increase or decrease annual interest expense by $0.6 million. The Company expects to refinance its fixed and variable long-term debt obligations prior to their scheduled maturities.
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
An evaluation was performed under the supervision and with the participation of the Company's CEO and CFO of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2013.
There has been no change in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2013, that materially affected, or is reasonably likely to materially affect the Company's internal controls over financial reporting.

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
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the three months ended March 31, 2013:

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1),(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2013	—	$—	—	1,418,991
February 28, 2013	91,788	37.32	—	1,418,991
March 31, 2013	5,189	40.32	—	1,418,991
Total	96,977	$37.48	—	1,418,991
 _______________________

(1)	The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998. The program has no fixed dollar amount or expiration date.

(2)
During the three months ended March 31, 2013, the Company redeemed 96,977 shares of common stock from employees to satisfy minimum tax-withholding requirements related to the vesting of restricted stock and performance vested restricted stock unit grants. These redemptions were not part of the board repurchase authorization.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
Exhibit Number and Description

Exhibit Number	Description

3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

3.02(b)	Amended and Restated Bylaws of Choice Hotels International, Inc.

10.01*	Non-Competition, Non-Solicitation & Severance Benefit Agreement between the Company and Simone Wu, dated February 13, 2012

10.02*	Amendment to Non-Competition, Non-Solicitation & Severance Benefit Agreement between the Company and Simone Wu, dated March 25, 2013

10.03*	Amendment to Non-Competition, Non-Solicitation & Severance Benefit Agreement between the Company and David White, dated March 25, 2013

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

_______________________

*	Filed herewith

(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Registration Statement on Form S-4, filed August 31, 1998 (Reg. No. 333-62543).

(b)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed February 16, 2010.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

May 8, 2013	By:	/S/ DAVID L. WHITE
David L. White
Senior Vice President, Chief Financial Officer & Treasurer