Form 10-Q
period 2013-06-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2013-08-09
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2013
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

CLASS	SHARES OUSTANDING AT JUNE 30, 2013
Common Stock, Par Value $0.01 per share	58,535,024

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
REVENUES:
Royalty fees	$68,379	$66,064	$118,115	$113,917
Initial franchise and relicensing fees	4,416	3,178	8,193	5,706
Procurement services	7,546	6,836	11,496	10,151
Marketing and reservation	99,645	94,633	176,085	165,562
Hotel operations	1,334	1,224	2,290	2,202
Other	2,258	1,686	4,271	5,252
Total revenues	183,578	173,621	320,450	302,790

OPERATING EXPENSES:
Selling, general and administrative	30,180	24,554	57,096	48,903
Depreciation and amortization	2,520	1,977	4,695	3,994
Marketing and reservation	99,645	94,633	176,085	165,562
Hotel operations	911	867	1,786	1,676
Total operating expenses	133,256	122,031	239,662	220,135

Operating income	50,322	51,590	80,788	82,655
OTHER INCOME AND EXPENSES, NET:
Interest expense	10,807	3,540	21,577	6,657
Interest income	(659)	(394)	(1,303)	(731)
Other (gains) and losses	147	377	(563)	(1,626)
Equity in net (income) loss of affiliates	(60)	128	81	183
Total other income and expenses, net	10,235	3,651	19,792	4,483
Income before income taxes	40,087	47,939	60,996	78,172
Income taxes	11,853	16,077	17,239	26,313
Net income	$28,234	$31,862	$43,757	$51,859

Basic earnings per share	$0.48	$0.55	$0.75	$0.89
Diluted earnings per share	$0.48	$0.55	$0.74	$0.89
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED, IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$28,234	$31,862	$43,757	$51,859
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	216	216	431	431
Foreign currency translation adjustment, net	(2,080)	(432)	(2,312)	(20)
Amortization of pension related costs, net of tax:
Actuarial loss (net of income tax of $12 and $24 for the three and six months ended June 30, 2012, respectively)	—	20	—	40
Other comprehensive income (loss), net of tax	(1,864)	(196)	(1,881)	451
Comprehensive income	$26,370	$31,666	$41,876	$52,310

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED, IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	June 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$143,790	$134,177
Receivables (net of allowance for doubtful accounts of $10,540 and $10,820, respectively)	70,951	52,270
Income taxes receivable	928	2,732
Deferred income taxes	4,136	4,136
Investments, employee benefit plans, at fair value	377	3,486
Other current assets	35,522	36,669
Total current assets	255,704	233,470
Property and equipment, at cost, net	69,648	51,651
Goodwill	65,813	65,813
Franchise rights and other identifiable intangibles, net	11,573	13,473
Receivable – marketing and reservation fees	54,786	42,179
Investments, employee benefit plans, at fair value	14,114	12,755
Deferred income taxes	11,187	15,418
Other assets	79,887	76,013
Total assets	$562,712	$510,772
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$54,572	$38,714
Accrued expenses	47,719	55,552
Deferred revenue	67,757	71,154
Deferred compensation and retirement plan obligations	2,393	2,522
Current portion of long-term debt	8,205	8,195
Total current liabilities	180,646	176,137
Long-term debt	858,273	847,150
Deferred compensation and retirement plan obligations	20,114	20,399
Other liabilities	23,700	15,990
Total liabilities	1,082,733	1,059,676
Commitments and Contingencies
SHAREHOLDERS’ DEFICIT
Common stock, $0.01 par value, 160,000,000 shares authorized; 95,345,362 shares issued at June 30, 2013 and December 31, 2012 and 58,535,024 and 58,171,059 shares outstanding at June 30, 2013 and December 31, 2012, respectively	585	582
Additional paid-in-capital	111,580	110,246
Accumulated other comprehensive loss	(6,097)	(4,216)
Treasury stock (36,810,338 and 37,174,303 shares at June 30, 2013 and December 31, 2012, respectively), at cost	(920,355)	(927,776)
Retained earnings	294,266	272,260
Total shareholders’ deficit	(520,021)	(548,904)
Total liabilities and shareholders’ deficit	$562,712	$510,772
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, IN THOUSANDS)

	Six Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,757	$51,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,695	3,994
Provision for bad debts, net	1,420	1,236
Non-cash stock compensation and other charges	5,581	4,868
Non-cash interest and other (income) loss	967	(820)
Deferred income taxes	4,169	(194)
Dividends received from equity method investments	535	399
Equity in net loss of affiliates	81	183
Changes in assets and liabilities:
Receivables	(21,156)	(12,258)
Receivable – marketing and reservation fees, net	(2,945)	(2,389)
Forgivable notes receivable, net	(3,595)	(1,537)
Accounts payable	9,893	6,330
Accrued expenses	(18,463)	(17,659)
Income taxes payable/receivable	1,729	11,808
Deferred revenue	(3,318)	(4,404)
Other assets	(1,664)	(4,331)
Other liabilities	7,271	(820)
Net cash provided by operating activities	28,957	36,265
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(21,005)	(6,236)
Equity method investments	(1,851)	(6,315)
Issuance of mezzanine and other notes receivable	—	(4,136)
Collections of mezzanine and other notes receivable	201	63
Purchases of investments, employee benefit plans	(1,580)	(969)
Proceeds from sales of investments, employee benefit plans	3,934	8,969
Other items, net	(304)	(226)
Net cash used in investing activities	(20,605)	(8,850)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings pursuant to revolving credit facilities	15,200	—
Proceeds from issuance of long-term debt	—	393,444
Principal payments on long-term debt	(4,095)	(333)
Purchase of treasury stock	(3,651)	(22,173)
Dividends paid	(11,261)	(21,396)
Excess tax benefits from stock-based compensation	1,146	641
Debt issuance costs	—	(153)
Proceeds from exercise of stock options	5,973	445
Net cash provided by financing activities	3,312	350,475
Net change in cash and cash equivalents	11,664	377,890
Effect of foreign exchange rate changes on cash and cash equivalents	(2,051)	443
Cash and cash equivalents at beginning of period	134,177	107,057
Cash and cash equivalents at end of period	$143,790	$485,390
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Income taxes, net of refunds	$11,652	$14,391
Interest	$22,033	$7,699
Non-cash investing and financing activities:
Dividends declared but not paid	$10,766	$10,658
Issuance of restricted shares of common stock	$8,096	$9,267
Issuance of performance vested restricted stock units	$1,298	$—
Investment in property and equipment acquired in accounts payable	$6,096	$—
Debt issuance costs	$—	$6,556
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
The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2012 and notes thereto included in the Company’s Form 10-K, filed with the SEC on February 28, 2013 (the “10-K”). Interim results are not necessarily indicative of the entire year results because of seasonal variations. All inter-company transactions and balances between Choice Hotels International, Inc. and its subsidiaries have been eliminated in consolidation.
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
Revision to Prior Period Financial Statements
In connection with the preparation of the consolidated financial statements for the second quarter of 2013, a misapplication of GAAP was identified related to the presentation of cash flows pursuant to forgivable notes receivable. Previously, the Company applied Accounting Standards Codification ("ASC") 230 "Statement of Cash Flows" paragraphs 12 and 13 when reporting cash outflows and cash collections related to these notes receivable and as a result reported these items as cash flows from investing activities. During the current period, the Company revised its presentation of these cash flows in accordance with ASC 230 paragraphs 22 and 23 to reclassify them to operating activities on the Company's Consolidated Statements of Cash Flows.
In conjunction with brand and development programs, the Company issues forgivable notes receivable to qualifying franchisees for property improvements and other purposes. Under the terms of the forgivable promissory notes, the Company ratably reduces the outstanding principal balance and related interest over the term of the loan contingent upon the franchisee remaining within the franchise system and operating in accordance with the terms of the franchise agreement including credit, quality and brand standards. Therefore, the predominant reduction of these notes receivable is through non-cash operating expenses and not cash collections of note receivable amounts. As a result, the Company revised the cash flow classification of these forgivable notes receivable from investing activities to operating activities.
In accordance with Accounting Standards Codification ("ASC") 250 (SEC's Staff Accounting Bulletin 99, "Materiality"), the Company assessed the materiality of the misapplication of GAAP and concluded that the reclassification of these cash flows was not material to any of our previously issued annual or interim financial statements. In accordance with the accounting guidance in ASC 250 (SEC Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements"), the Company will revise its previously issued financial statements to correct the presentation of these cash flows in future quarterly and annual filings beginning with the financial statements contained in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013. These revisions did not impact the Company's previously reported net income, comprehensive income, assets, liabilities or shareholders' deficit.

The following tables present the effect of the correction of the classification of the cash flows related to forgivable notes receivable on selected line items included in the Company's Consolidated Statements of Cash Flows for all periods affected:

	Year Ended December 31, 2012			Year Ended December 31, 2011			Year Ended December 31, 2010
	(In thousands)
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Forgivable notes receivable, net	$—	$(10,898)	$(10,898)	$—	$(3,475)	$(3,475)	$—	$(1,120)	$(1,120)
Net cash provided by operating activities	161,020	(10,898)	150,122	134,844	(3,475)	131,369	144,935	(1,120)	143,815
Issuance of mezzanine and other notes receivable	(34,925)	11,189	(23,736)	(12,766)	3,539	(9,227)	(11,786)	1,203	(10,583)
Collections of mezzanine and other notes receivable	3,561	(291)	3,270	4,754	(64)	4,690	5,083	(83)	5,000
Net cash used in investing activities	(57,999)	10,898	(47,101)	(23,804)	3,475	(20,329)	(32,155)	1,120	(31,035)

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	(In thousands)
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Forgivable notes receivable, net	$—	$(1,729)	$(1,729)	$—	$(475)	$(475)
Net cash provided by operating activities	1,874	(1,729)	145	4,412	(475)	3,937
Issuance of mezzanine and other notes receivable	(1,729)	1,729	—	(3,719)	583	(3,136)
Collections of mezzanine and other notes receivable	19	—	19	151	(108)	43
Net cash used in investing activities	(13,816)	1,729	(12,087)	(1,496)	475	(1,021)

	Six Months Ended June 30, 2012			Nine Months Ended September 30, 2012
	(In thousands)
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Forgivable notes receivable, net	$—	$(1,537)	$(1,537)	$—	$(2,853)	$(2,853)
Net cash provided by operating activities	37,802	(1,537)	36,265	121,276	(2,853)	118,423
Issuance of mezzanine and other notes receivable	(5,820)	1,684	(4,136)	(7,305)	3,069	(4,236)
Collections of mezzanine and other notes receivable	210	(147)	63	326	(216)	110
Net cash used in investing activities	(10,387)	1,537	(8,850)	(19,562)	2,853	(16,709)
Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. As of June 30, 2013 and December 31, 2012, $3.6 million and $5.0 million respectively, of book overdrafts representing outstanding checks in excess of funds on deposit are included in accounts payable in the accompanying consolidated balance sheets.
The Company maintains cash balances in domestic banks, which at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation. In addition, the Company also maintains cash balances in international banks which do not provide deposit insurance.
Recently Adopted Accounting Guidance
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" (“ASU 2013-02”). This update requires companies to present either in a single note or parenthetically on the face of the financial statements the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety companies would instead cross reference to the related footnote for additional information. ASU 2013-02 became effective for interim and annual periods beginning after December 15, 2012 and the Company adopted this ASU during the first quarter of 2013. The Company has elected to present the required disclosures in a single note rather than on the face of the financial statement. See Note 8 for additional information.

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

In March 2013, the FASB issued ASU No. 2013-05, “Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). ASU 2013-05 clarifies that when a reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity, the parent is required to apply the guidance in ASC 830 "Foreign Currency Matters" Subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The provisions of ASU 2013-05 are effective prospectively for reporting periods beginning after December 15, 2013. The Company does not currently believe that the adoption of this update will have a material impact on its financial statements and will adopt the provisions of this ASU on January 1, 2014.

2.	Other Current Assets
Other current assets consist of the following:

	June 30, 2013	December 31, 2012
	(In thousands)
Notes receivable (See Note 3)	$14,511	$14,415
Prepaid expenses	11,900	10,694
Land held for sale	6,077	8,541
Other current assets	3,034	3,019
Total	$35,522	$36,669

Land held for sale represents the Company’s purchase of real estate as part of its program to incent franchise development in strategic markets for certain brands. The Company has acquired this real estate with the intent to resell it to third-party developers for the construction of hotels operated under the Company’s brands. The real estate is accounted for as assets held for sale and therefore is carried at the lower of its carrying value or its estimated fair value (based on comparable sales), less estimated costs to sell.

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
The following table shows the composition of our notes receivable balances:

	June 30, 2013			December 31, 2012
	($ in thousands)			($ in thousands)
Credit Quality Indicator	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Total	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Total
Senior	$—	$27,796	$27,796	$—	$27,549	$27,549
Subordinated	—	14,840	14,840	—	15,019	15,019
Unsecured	17,979	1,817	19,796	16,235	1,265	17,500
Total notes receivable	17,979	44,453	62,432	16,235	43,833	60,068
Allowance for losses on non-impaired loans	1,863	1,303	3,166	1,623	638	2,261
Allowance for losses on receivables specifically evaluated for impairment	—	8,453	8,453	—	8,289	8,289
Total loan reserves	1,863	9,756	11,619	1,623	8,927	10,550
Net carrying value	$16,116	$34,697	$50,813	$14,612	$34,906	$49,518
Current portion, net	$583	$13,928	$14,511	$420	$13,995	$14,415
Long-term portion, net	15,533	20,769	36,302	14,192	20,911	35,103
Total	$16,116	$34,697	$50,813	$14,612	$34,906	$49,518

The Company classifies notes receivable due within one year as other current assets and notes receivable with a maturity greater than one year as other assets in the Company’s consolidated balance sheets.
The following table summarizes the activity related to the Company’s Forgivable Notes Receivable and Mezzanine and Other Notes Receivable allowance for losses from December 31, 2012 through June 30, 2013:

	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable
	(In thousands)
Balance, December 31, 2012	$1,623	$8,927
Provisions	380	829
Recoveries	(14)	—
Write-offs	(98)	—
Other(1)	(28)	—
Balance, June 30, 2013	$1,863	$9,756

(1) Consists of default rate assumption changes

Forgivable Notes Receivable
As of June 30, 2013 and December 31, 2012, the unamortized balance of the Company's forgivable notes receivable totaled $18.0 million and $16.2 million, respectively. The Company recorded an allowance for credit losses on these forgivable notes receivable of $1.9 million and $1.6 million at June 30, 2013 and December 31, 2012, respectively. At June 30, 2013 and December 31, 2012, the Company did not have any forgivable unsecured notes that were past due. Amortization expense included in the accompanying consolidated statements of income related to the notes for the three and six months ended June 30, 2013 was $1.0 million and $2.0 million, respectively. Amortization expense for the three and six months ended June 30, 2012 was $0.6 million and $1.3 million, respectively.
Mezzanine and Other Notes Receivable
The Company determined that approximately $13.2 million and $13.3 million of its mezzanine and other notes receivable were impaired at June 30, 2013 and December 31, 2012, respectively. The Company recorded allowance for credit losses on these impaired loans at June 30, 2013 and December 31, 2012 totaling $8.5 million and $8.3 million, respectively, resulting in a carrying value of impaired loans of $4.7 million and $5.0 million, respectively. The Company recognized approximately $73 thousand and $139 thousand of interest income on impaired loans during the three and six months ended June 30, 2013, respectively, on the cash basis. The Company recognized approximately $31 thousand and $62 thousand of interest income on impaired loans during the three and six months ended June 30, 2012, respectively, on the cash basis. The Company provided loan reserves on non-impaired loans totaling $1.3 million and $0.6 million at June 30, 2013 and December 31, 2012, respectively.
Past due balances of mezzanine and other notes receivable by credit quality indicators are as follows:

	30-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
	($ in thousands)
As of June 30, 2013
Senior	$—	$—	$—	$27,796	$27,796
Subordinated	—	9,629	9,629	5,211	14,840
Unsecured	—	47	47	1,770	1,817
	$—	$9,676	$9,676	$34,777	$44,453
As of December 31, 2012
Senior	$—	$—	$—	$27,549	$27,549
Subordinated	619	9,629	10,248	4,771	15,019
Unsecured	—	47	47	1,218	1,265
	$619	$9,676	$10,295	$33,538	$43,833

Loans Acquired with Deteriorated Credit Quality
On December 2, 2011, the Company acquired an $11.5 million mortgage, held on a franchisee hotel asset, from a financial institution for $7.9 million. At the time of acquisition, the Company determined that it would be unable to collect all contractually required payments under the original mortgage terms. The contractually required payments receivable, including principal and interest, under the terms of the acquired mortgage totaled $12.0 million. The Company expects to collect $9.7 million of these contractually required payments. No prepayments were considered in the determination of contractual cash flows and cash flows expected to be collected. At both June 30, 2013 and December 31, 2012, the carrying amount of this loan, which is reported under senior mezzanine and other notes receivables, was $7.9 million and there was no allowance for uncollectable amounts. The Company's accretable yield at acquisition was $1.8 million or 7.36% and a reconciliation of the accretable yield for the six months ended June 30, 2013 is as follows:

Accretable Yield ($ in thousands)
Balance, December 31, 2012	$1,161
Additions	—
Accretion	(286)
Disposals	—
Reclassifications from nonaccretable yield	—
Balance, June 30, 2013	$875

4.	Receivable – Marketing and Reservation Fees
The marketing fees receivable from cumulative marketing expenses incurred in excess of cumulative marketing fees earned at June 30, 2013 and December 31, 2012 was $16.1 million and $7.9 million, respectively. As of June 30, 2013 and December 31, 2012, the reservation fees receivable related to cumulative reservation expenses incurred in excess of cumulative reservation fees earned was $38.7 million and $34.2 million, respectively. Depreciation and amortization expense attributable to marketing and reservation activities for the three months ended June 30, 2013 and 2012 was $4.1 million and $3.5 million, respectively. Depreciation and amortization expense attributable to marketing and reservation activities for the six months ended June 30, 2013 and 2012 was $8.1 million and $7.0 million, respectively. Interest expense attributable to marketing and reservation activities was $0.9 million and $1.0 million for the three months ended June 30, 2013 and 2012, respectively. Interest expense attributable to marketing and reservation activities was $1.8 million and $2.2 million for the six months ended June 30, 2013 and 2012, respectively.
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

5.	Other Assets
Other assets consist of the following:

	June 30, 2013	December 31, 2012
	(In thousands)
Notes receivable (see Note 3)	$36,302	$35,103
Equity method investments	28,636	27,453
Deferred financing fees, net	10,064	11,174
Land held for sale	4,020	1,300
Other assets	865	983
Total	$79,887	$76,013

Variable Interest Entities

Equity method investments include investments in joint ventures totaling $25.0 million and $24.3 million at June 30, 2013 and December 31, 2012, respectively, that the Company determined to be variable interest entities. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Suites hotels in strategic markets. Based on an analysis of who has the power to direct the activities that most significantly impact these entities performance and who has an obligation to absorb losses of these entities or a right to receive benefits from these entities that could potentially be significant to the entity, the Company determined that it is not the primary beneficiary of any of its joint venture investments. The Company based its quantitative analysis on the forecasted cash flows of the entity and its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and the relevant development, operating management and financial agreements. As a result, the Company's investment in these entities is accounted for under the equity method. For the three and six months ended June 30, 2013, the Company recognized losses totaling $7 thousand and $72 thousand, respectively. For the three and six months ended June 30, 2012, the Company recognized income totaling $9 thousand from these investments.

6.	Deferred Revenue
Deferred revenue consists of the following:

	June 30, 2013	December 31, 2012
	(In thousands)
Loyalty programs	$60,696	$64,636
Initial, relicensing and franchise fees	3,993	4,994
Procurement service fees	1,940	1,225
Other	1,128	299
Total	$67,757	$71,154

7.	Debt
Debt consists of the following at:

	June 30, 2013	December 31, 2012
	(In thousands)
$400 million senior unsecured notes with an effective interest rate of 5.94% at June 30, 2013 and December 31, 2012	$400,000	$400,000
$250 million senior unsecured notes with an effective interest rate of 6.19% less discount of $0.5 million at June 30, 2013 and December 31, 2012	249,540	249,508
$350 million senior secured credit facility with an effective interest rate of 2.60% and 2.66% at June 30, 2013 and December 31, 2012, respectively	214,700	203,250
Capital lease obligations due 2016 with an effective interest rate of 3.18% at June 30, 2013 and December 31, 2012	2,184	2,519
Other notes payable	54	68
Total debt	$866,478	$855,345
Less current portion	8,205	8,195
Total long-term debt	$858,273	$847,150
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
At June 30, 2013, the Company maintained a total leverage ratio of approximately 3.68x, a maximum secured leverage ratio of 0.92x and a minimum fixed charge coverage ratio of approximately 5.52x. At June 30, 2013, the Company was in compliance with all covenants under the New Credit Facility.
The New Credit Facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the New Credit Facility to be immediately due and payable. At June 30, 2013, the Company was in compliance with all covenants under the New Credit Facility.
At June 30, 2013, the Company had $142.5 million and $72.2 million outstanding under the Term Loan and New Revolver, respectively. At December 31, 2012, the Company had $146.3 million and $57.0 million outstanding under the Term Loan and New Revolver, respectively.
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

8.	Accumulated Other Comprehensive Income (Loss)

The following represents the changes in accumulated other comprehensive loss, net of tax, by component for the six months ended June 30, 2013:

	Loss on Cash Flow Hedge	Foreign Currency Items	Total
	($ in thousands)
Balance, December 31, 2012	$(6,607)	$2,391	$(4,216)
Other comprehensive income (loss) before reclassification	—	(2,312)	(2,312)
Amounts reclassified from accumulated other comprehensive income (loss)	431	—	431
Net current period other comprehensive income (loss)	431	(2,312)	(1,881)
Balance, June 30, 2013	$(6,176)	$79	$(6,097)

The amounts reclassified from other accumulated other comprehensive income (loss) during the three and six months ended June 30, 2013 were reclassified to the following line items in the Company's Consolidated Statements of Income.

Component	Amount Reclassified from Accumulated Other Comprehensive Income(Loss)		Affected Line Item in the Consolidated Statement of Net Income
	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	($ in thousands)
Loss on cash flow hedge
Interest rate contract	$216	$431	Interest expense
	—	—	Tax (expense) benefit
	$216	$431	Net of tax

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
In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan (“EDCP”) which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust. Prior to January 1, 2010, participants could elect an investment return of either the annual yield of the Moody's Average Corporate Bond Rate Yield Index plus 300 basis points, or a return based on a selection of available diversified investment options. Effective January 1, 2010, the Moody's Average Corporate Bond Rate Yield Index plus 300 basis points is no longer an investment option for salary deferrals made on compensation earned after December 31, 2009. The Company recorded current and long-term deferred compensation liabilities of $10.4 million and $11.7 million, as of June 30, 2013 and December 31, 2012, respectively, related to these deferrals and credited investment returns. Compensation expense is recorded in SG&A expense on the Company's consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. Compensation expense recorded in SG&A for each of the three months ended June 30, 2013 and 2012 was $0.1 million. Compensation expense recorded in SG&A for the six months ended June 30, 2013 and 2012 was $0.4 million and $0.5 million, respectively. In addition, the EDCP Plan held shares of the Company's common stock with a market value of $0.2 million and $0.1 million at June 30, 2013 and December 31, 2012, respectively, which were recorded as a component of shareholders' deficit.
The Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that partially offset the earnings credited to the participants. The diversified investments held in the trusts totaled $3.5 million and $6.0 million as of June 30, 2013 and December 31, 2012, respectively, and are recorded at their fair value, based on quoted market prices. At June 30, 2013, the Company expects $0.4 million of the assets held in the trusts to be distributed to participants during the next twelve months. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment losses during the three months ended June 30, 2013 and 2012 of approximately $36 thousand and $24 thousand, respectively. The Company recorded investment gains during the six months ended June 30, 2013 and 2012 of approximately $0.1 million and $1.1 million, respectively.
In 1997, the Company adopted the Choice Hotels International, Inc. Non-Qualified Retirement Savings and Investment Plan (“Non-Qualified Plan”). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. As of June 30, 2013 and December 31, 2012, the Company had recorded a deferred compensation liability of $12.1 million and $11.2 million, respectively, related to these deferrals. Compensation expense is recorded in SG&A expense on the Company's consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. The net decrease in compensation expense recorded in SG&A for the three months ended June 30, 2013 and 2012 was $0.2 million and $0.3 million, respectively. The net increase in compensation expense recorded in SG&A for the six months ended June 30, 2013 and 2012 was $0.7 million and $0.6 million, respectively.
The diversified investments held in the trusts were $11.0 million and $10.2 million as of June 30, 2013 and December 31, 2012, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment losses during the three months ended June 30, 2013 and 2012 of approximately $0.1 million and $0.3 million, respectively. The Company recorded investment gains during the six months ended June 30, 2013 and 2012 of approximately $0.5 million and $0.6 million, respectively. In addition, the Non-Qualified Plan held shares of the Company's common stock with a market value of $1.1 million and $1.0 million at June 30, 2013 and December 31, 2012, respectively, which are recorded as a component of shareholders' deficit.

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

As of June 30, 2013 and December 31, 2012, the Company had the following assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets (in thousands)
As of June 30, 2013
Money market funds, included in cash and cash equivalents	$50,001	$—	$50,001	$—
Mutual funds(1)	13,515	13,515	—	—
Money market funds(1)	976	—	976	—
	$64,492	$13,515	$50,977	$—
As of December 31, 2012
Money market funds, included in cash and cash equivalents	$20,001	$—	$20,001	$—
Mutual funds(1)	11,884	11,884	—	—
Money market funds(1)	4,357	—	4,357	—
	$36,242	$11,884	$24,358	$—
________________________

(1)	Included in Investments, employee benefit plans fair value on the consolidated balance sheets.
The Company's policy is to recognize transfers in and transfers out of the three levels of the fair value hierarchy as of the end of each quarterly reporting period. There were no transfers between Level 1 and 2 assets during the three and six months ended June 30, 2013.

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
The Company estimates the fair value of the Company's $250 million and $400 million senior notes using quoted market prices, which are directly observable Level 1 inputs. At June 30, 2013 and December 31, 2012, the $250 million senior notes had an approximate fair value of $263.8 million and $271.6 million, respectively. At June 30, 2013 and December 31, 2012, the $400 million senior notes had an approximate fair value of $418.0 million and $442.0 million, respectively.

Fair values estimated are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment.  Settlement of such fair value amounts may not be possible and may not be a prudent management decision.

11.	Income Taxes
The effective income tax rates were 29.6% and 33.5% for the three months ended June 30, 2013 and 2012, respectively. The effective income tax rates were 28.3% and 33.7% for the six months ended June 30, 2013 and 2012, respectively.
The effective income tax rate for the three and six months ended June 30, 2013 and June 30, 2012, were lower than the U.S federal income tax rate of 35% due to the recurring impact of foreign operations, partially offset by state taxes. The effective income tax rate for the three and six months ended June 30, 2013 reflects the release of a valuation allowance on local country tax refunds received by our foreign subsidiary. The effective income tax rate for the six months ended June 30, 2013 was further reduced by settlements of unrecognized tax positions and by legislation retroactively extending the U.S. controlled foreign corporation look-through rule.

12.	Share-Based Compensation and Capital Stock
Stock Options
No stock options were granted during the three month periods ended June 30, 2013 and 2012. The Company granted 0.2 million and 0.2 million options to certain employees of the Company at a fair value of $1.7 million and $1.6 million for the six months ended June 30, 2013 and 2012, respectively. The stock options granted by the Company had an exercise price equal to the market price of the Company's common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

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

The aggregate intrinsic value of the stock options outstanding and exercisable at June 30, 2013 was $23.9 million and $19.3 million, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2013 and 2012 was approximately $0.6 million and $0.1 million, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2013 and 2012 was approximately $2.9 million and $0.5 million, respectively.

The Company received approximately $0.6 million and $0.1 million in proceeds from the exercise of 29,742 and 4,988 employee stock options during the three month periods ended June 30, 2013 and 2012, respectively. The Company received approximately $6.0 million and $0.4 million in proceeds from the exercise of 234,065 and 25,204 employee stock options during the six month periods ended June 30, 2013 and 2012, respectively.
Restricted Stock
The following table is a summary of activity related to restricted stock grants:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Restricted share grants	20,858	20,468	215,399	258,487
Weighted average grant date fair value per share	$45.32	$37.62	$37.59	$35.85
Aggregate grant date fair value ($000)	$945	$770	$8,097	$9,267
Restricted shares forfeited	6,429	5,974	27,928	10,302
Vesting service period of shares granted	12 - 48 months	12 - 36 months	12 - 48 months	12 - 68 months
Grant date fair value of shares vested ($000)	$660	$1,605	$7,659	$6,618
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
The following table is a summary of activity related to PVRSU grants:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Performance vested restricted stock units granted at target	—	55,433	58,902	93,909
Weighted average grant date fair value per share	$—	$36.08	$36.76	$35.88
Aggregate grant date fair value ($000)	$—	$2,000	$2,165	$3,370
Stock units forfeited	—	57,176	—	57,176
Requisite service period	—	48-60 months	22-36 months	36-60 months

During the three months ended June 30, 2013 and 2012, no PVRSU grants vested. During the six months ended June 30, 2013, a total of 39,816 PVRSU grants vested at a fair value of $1.3 million. These PVRSU grants were initially granted at a target of 30,624 units. However, since the Company exceeded targeted performance conditions contained in the stock awards granted in prior periods by 130%, an additional 9,192 shares were earned and issued. No PVRSU grants vested during the six months ended June 30, 2012. During the three and six months ended June 30, 2013, no PVRSU stock units were forfeited. During the three months ended June 30, 2012, PVRSU grants totaling 57,176 units were terminated in accordance with an amended and restated employment agreement.
A summary of stock-based award activity as of June 30, 2013 and changes during the six months ended are presented below:

	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	1,934,034	$25.80		606,547	$35.17	170,116	$35.56
Granted	173,413	36.76		215,399	37.59	58,902	36.76
Performance based leveraging (1)	—	—		—	—	9,192	32.60
Exercised/Vested	(234,065)	25.52		(225,575)	33.95	(39,816)	32.60
Expired	(75,473)	36.99		—	—	—	—
Forfeited	—	—		(27,928)	35.31	—	—
Outstanding at June 30, 2013	1,797,909	$26.42	4.1 years	568,443	$36.56	198,394	$36.37
Options exercisable at June 30, 2013	1,287,654	$24.71	2.8 years
_________________________________
(1)PVRSU shares have been increased by 9,192 units due to the Company exceeding the targeted performance conditions contained in PVRSUs granted in prior periods during the six months ended June 30, 2013.
The components of the Company’s pretax stock-based compensation expense and associated income tax benefits are as follows for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2013	2012	2013	2012
Stock options	$0.5	$0.5	$1.0	$1.1
Restricted stock	1.8	1.9	3.6	3.9
Performance vested restricted stock units	0.6	0.3	1.2	0.5
Total	$2.9	$2.7	$5.8	$5.5
Income tax benefits	$1.1	$1.0	$2.1	$2.0
Dividends

The Company currently maintains the payment of a quarterly dividend on its common shares outstanding of $0.185 per share, however the declaration of future dividends are subject to the discretion of the board of directors.  In the fourth quarter of 2012, the Company's board of directors elected to pay prior to December 31, 2012 the regular quarterly dividend initially scheduled to be paid in the first quarter of 2013. During the three and six months ended June 30, 2013, the Company declared dividends totaling $0.185 and $0.37 per share or approximately $10.8 million and $21.5 million in the aggregate, respectively,
During the three and six months ended June 30, 2012, the Company declared dividends totaling $0.185 and $0.37 per share or approximately $10.7 million and $21.4 million in the aggregate, respectively.
In addition, during the six months ended June 30, 2013, the Company paid previously declared dividends totaling $0.5 million that were contingent upon the vesting of performance vested restricted units. No dividends on performance vested restricted units were paid during the three months ended June 30, 2013. No dividends on performance vested restricted units were paid during the three and six months ended June 30, 2012.
Share Repurchases and Redemptions
No shares of common stock were purchased by the Company under the share repurchase program during the three and six months ended June 30, 2013. During the three and six months ended June 30, 2012, the Company purchased 0.2 million and 0.5 million shares of common stock under the share repurchase program at a total cost of $7.0 million and $19.9 million, respectively.
During the three and six months ended June 30, 2013, the Company redeemed 410 and 97,387 shares of common stock at a total cost of approximately $16 thousand and $3.7 million from employees to satisfy statutory minimum tax requirements from the vesting of restricted stock and performance vested restricted stock unit grants. During the three and six months ended June 30, 2012, the Company redeemed 7,350 and 62,512 shares of common stock at a total cost of approximately $0.3 million and $2.3 million from employees to satisfy statutory minimum tax requirements from the vesting of restricted stock grants. These redemptions were outside the share repurchase program initiated in June 1998.

13.	Earnings Per Share
The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Computation of Basic Earnings Per Share:
Net income	$28,234	$31,862	$43,757	$51,859
Income allocated to participating securities	(275)	(346)	(442)	(547)
Net income available to common shareholders	$27,959	$31,516	$43,315	$51,312
Weighted average common shares outstanding – basic	57,953	57,357	57,837	57,489
Basic earnings per share	$0.48	$0.55	$0.75	$0.89
Computation of Diluted Earnings Per Share:
Net income	$28,234	$31,862	$43,757	$51,859
Income allocated to participating securities	(274)	(346)	(440)	(546)
Net income available to common shareholders	$27,960	$31,516	$43,317	$51,313
Weighted average common shares outstanding – basic	57,953	57,357	57,837	57,489
Diluted effect of stock options and PVRSUs	386	101	376	101
Weighted average shares outstanding – diluted	58,339	57,458	58,213	57,590
Diluted earnings per share	$0.48	$0.55	$0.74	$0.89

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
At June 30, 2013 and 2012, the Company had 1.8 million and 1.7 million outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the period, unless the stock options would be anti-dilutive. For the three and six month periods ended June 30, 2013, the Company did not exclude any anti-dilutive stock options from the diluted earnings per share calculation. For each the three and six month periods ended June 30, 2012, the Company excluded 0.4 million of anti-dilutive stock options from the diluted earnings per share calculation.
PVRSUs are also included in the diluted earnings per share calculation assuming the performance conditions have been met at the reporting date. However, at June 30, 2013 and 2012, PVRSUs totaling 198,394 and 146,502, respectively, were excluded from the computation since the performance conditions had not been met.

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

Certain revisions have been made to correct immaterial errors in the condensed consolidating statement of income for the three and six months ended June 30, 2012 and condensed consolidating statement of cash flows for the six months ended June 30, 2012.  The revisions to the condensed consolidating statement of income decreased the Guarantor's marketing and reservation expense and total operating expenses by $1.0 million and $2.1 million for the three and six months ended June 30, 2012, respectively. The revisions also increased the Guarantor's interest expense and total other income and expenses, net by $1.0 million and $2.1 million for the three and six months ended June 30, 2012, respectively. These revisions had offsetting adjustments to the same items in the Eliminations column. The following tables present the effect of the correction of these immaterial errors on selected line items in the Company's Guarantor Condensed Consolidating Statements of Income for the three and six months ended June 30, 2012.

	For the Three Months Ended June 30, 2012			For the Six Months Ended June 30, 2012
	(in thousands)
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Marketing and reservation expense	$84,463	$(974)	$83,489	$155,363	$(2,111)	$153,252
Total operating expenses	107,591	(974)	106,617	203,220	(2,111)	201,109
Operating income	4,029	974	5,003	8,282	2,111	10,393
Interest expense	(972)	974	2	(2,075)	2,111	36
Total other income and expenses, net	(595)	974	379	(3,701)	2,111	(1,590)

The condensed consolidating statements of cash flows for the six months ended June 30, 2012 has been revised from prior filings to reflect the reclassification of certain operating, investing and financing cash flows related to inter-company investment transactions between wholly-owned subsidiaries. The revisions to the condensed consolidating statement of cash flows increased the Guarantors net cash provided (used) by operating activities and decreased investment in affiliates and net cash used in investing activities by $6.3 million and decreased the Non-Guarantor's net cash provided (used) by operating activities and increased proceeds from contributions from affiliates and net cash provided (used) by financing activities by $6.3 million for the six months ended June 30, 2012, with corresponding offsetting adjustments to the same items in the Eliminations column.  In addition, as described in Note 1 to the Company's Consolidated Financial Statements, the consolidated statements of cash flows have been revised for the correction of the misapplication of GAAP related to the presentation of cash flows from the Company's forgivable notes receivable. As a result of this revision, the Guarantors net cash provided (used) by operating activities and net cash used in investing activities were each decreased by $1.5 million for the six months ended June 30, 2012. The following tables present the effect of the correction for the aforementioned items on selected line items included in the Company's Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2012:

	For the Six Months Ended June 30, 2012
	Guarantor			Non-Guarantor
	(in thousands)
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Net cash provided (used) by operating activities	$(2,711)	$4,802	$2,091	$12,115	$(6,339)	$5,776
Investing Activities:
Issuance of mezzanine and other notes receivable	(1,684)	1,684	—	—	—	—
Collection of mezzanine and other notes receivable	147	(147)	—	—	—	—
Advances to and investments in affiliates	—	(6,339)	(6,339)	—	—	—
Net cash provided (used) in investing activities	2,418	(4,802)	(2,384)	(6,468)	—	(6,468)
Financing Activities:
Proceeds from contributions from affiliates	—	—	—	—	6,339	6,339
Net cash provided (used) by financing activities	127	—	127	(9)	6,339	6,330

The Company assessed the materiality of the revisions noted above and concluded that they are not material to any of our previously issued annual or interim condensed consolidating financial statements.

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Three Months Ended June 30, 2013
(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$62,182	$35,111	$10,978	$(39,892)	$68,379
Initial franchise and relicensing fees	4,087	—	329	—	4,416
Procurement services	7,384	—	162	—	7,546
Marketing and reservation	88,215	94,551	4,794	(87,915)	99,645
Other items, net	2,015	1,334	243	—	3,592
Total revenues	163,883	130,996	16,506	(127,807)	183,578
OPERATING EXPENSES:
Selling, general and administrative	34,992	31,974	3,106	(39,892)	30,180
Marketing and reservation	92,003	91,224	4,333	(87,915)	99,645
Other items, net	759	2,469	203	—	3,431
Total operating expenses	127,754	125,667	7,642	(127,807)	133,256
Operating income	36,129	5,329	8,864	—	50,322
OTHER INCOME AND EXPENSES, NET:
Interest expense	10,783	17	7	—	10,807
Equity in earnings of consolidated subsidiaries	(11,919)	—	—	11,919	—
Other items, net	(564)	147	(155)	—	(572)
Total other income and expenses, net	(1,700)	164	(148)	11,919	10,235
Income before income taxes	37,829	5,165	9,012	(11,919)	40,087
Income taxes	9,595	2,115	143	—	11,853
Net income	$28,234	$3,050	$8,869	$(11,919)	$28,234

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Three Months Ended June 30, 2012
(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$59,550	$26,055	$9,798	$(29,339)	$66,064
Initial franchise and relicensing fees	3,030	—	148	—	3,178
Procurement services	6,712	—	124	—	6,836
Marketing and reservation	83,505	84,341	4,722	(77,935)	94,633
Other items, net	1,526	1,224	160	—	2,910
Total revenues	154,323	111,620	14,952	(107,274)	173,621
OPERATING EXPENSES:
Selling, general and administrative	28,536	21,191	4,166	(29,339)	24,554
Marketing and reservation	83,551	83,489	4,554	(76,961)	94,633
Other items, net	705	1,937	202	—	2,844
Total operating expenses	112,792	106,617	8,922	(106,300)	122,031
Operating income	41,531	5,003	6,030	(974)	51,590
OTHER INCOME AND EXPENSES, NET:
Interest expense	4,510	2	2	(974)	3,540
Equity in earnings of consolidated subsidiaries	(8,165)	—	—	8,165	—
Other items, net	(287)	377	21	—	111
Total other income and expenses, net	(3,942)	379	23	7,191	3,651
Income before income taxes	45,473	4,624	6,007	(8,165)	47,939
Income taxes	13,611	2,252	214	—	16,077
Net income	$31,862	$2,372	$5,793	$(8,165)	$31,862

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Six Months Ended June 30, 2013
(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$106,418	$59,316	$20,173	$(67,792)	$118,115
Initial franchise and relicensing fees	7,655	—	538	—	8,193
Procurement services	11,184	—	312	—	11,496
Marketing and reservation	153,374	170,682	9,376	(157,347)	176,085
Other items, net	3,803	2,290	468	—	6,561
Total revenues	282,434	232,288	30,867	(225,139)	320,450
OPERATING EXPENSES:
Selling, general and administrative	64,074	54,412	6,402	(67,792)	57,096
Marketing and reservation	159,701	164,360	9,371	(157,347)	176,085
Other items, net	1,473	4,605	403	—	6,481
Total operating expenses	225,248	223,377	16,176	(225,139)	239,662
Operating income	57,186	8,911	14,691	—	80,788
OTHER INCOME AND EXPENSES, NET:
Interest expense	21,519	50	8	—	21,577
Equity in earnings of consolidated subsidiaries	(19,886)	—	—	19,886	—
Other items, net	(1,112)	(564)	(109)	—	(1,785)
Total other income and expenses, net	521	(514)	(101)	19,886	19,792
Income before income taxes	56,665	9,425	14,792	(19,886)	60,996
Income taxes	12,908	4,006	325	—	17,239
Net income	$43,757	$5,419	$14,467	$(19,886)	$43,757

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Six Months Ended June 30, 2012
(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$101,676	$52,275	$16,856	$(56,890)	$113,917
Initial franchise and relicensing fees	5,463	—	243	—	5,706
Procurement services	9,860	—	291	—	10,151
Marketing and reservation	143,158	157,025	9,109	(143,730)	165,562
Other items, net	4,967	2,202	285	—	7,454
Total revenues	265,124	211,502	26,784	(200,620)	302,790
OPERATING EXPENSES:
Selling, general and administrative	53,023	44,019	8,751	(56,890)	48,903
Marketing and reservation	145,105	153,252	8,824	(141,619)	165,562
Other items, net	1,411	3,838	421	—	5,670
Total operating expenses	199,539	201,109	17,996	(198,509)	220,135
Operating income	65,585	10,393	8,788	(2,111)	82,655
OTHER INCOME AND EXPENSES, NET:
Interest expense	8,726	36	6	(2,111)	6,657
Equity in earnings of consolidated subsidiaries	(15,046)	—	—	15,046	—
Other items, net	(489)	(1,626)	(59)	—	(2,174)
Total other income and expenses, net	(6,809)	(1,590)	(53)	12,935	4,483
Income before income taxes	72,394	11,983	8,841	(15,046)	78,172
Income taxes	20,535	5,310	468	—	26,313
Net income	$51,859	$6,673	$8,373	$(15,046)	$51,859

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended June 30, 2013
(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net income	$28,234	$3,050	$8,869	$(11,919)	$28,234
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	216	—	—	—	216
Foreign currency translation adjustment, net	(2,080)	—	(2,080)	2,080	(2,080)
Other comprehensive income (loss), net of tax	(1,864)	—	(2,080)	2,080	(1,864)
Comprehensive income	$26,370	$3,050	$6,789	$(9,839)	$26,370

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended June 30, 2012
(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net income	$31,862	$2,372	$5,793	$(8,165)	$31,862
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	216	—	—	—	216
Foreign currency translation adjustment, net	(432)	(2)	(429)	431	(432)
Amortization of pension related costs, net of tax:
Actuarial loss	20	20	—	(20)	20
Other comprehensive income (loss), net of tax	(196)	18	(429)	411	(196)
Comprehensive income	$31,666	$2,390	$5,364	$(7,754)	$31,666

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Six Months Ended June 30, 2013
(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net income	$43,757	$5,419	$14,467	$(19,886)	$43,757
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	431	—	—	—	431
Foreign currency translation adjustment, net	(2,312)	—	(2,312)	2,312	(2,312)
Other comprehensive income (loss), net of tax	(1,881)	—	(2,312)	2,312	(1,881)
Comprehensive income	$41,876	$5,419	$12,155	$(17,574)	$41,876

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Six Months Ended June 30, 2012
(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net income	$51,859	$6,673	$8,373	$(15,046)	$51,859
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	431	—	—	—	431
Foreign currency translation adjustment, net	(20)	4	(38)	34	(20)
Amortization of pension related costs, net of tax:
Actuarial loss	40	40	—	(40)	40
Other comprehensive income (loss), net of tax	451	44	(38)	(6)	451
Comprehensive income	$52,310	$6,717	$8,335	$(15,052)	$52,310

Choice Hotels International, Inc.
Condensed Consolidating Balance Sheet
As of June 30, 2013
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$2,934	$265	$140,871	$(280)	$143,790
Receivables, net	58,799	6,860	5,292	—	70,951
Other current assets	43,633	18,359	899	(21,928)	40,963
Total current assets	105,366	25,484	147,062	(22,208)	255,704
Property and equipment, at cost, net	12,437	56,317	894	—	69,648
Goodwill	60,620	5,193	—	—	65,813
Franchise rights and other identifiable intangibles, net	7,555	2,406	1,612	—	11,573
Receivable – marketing and reservation fees	54,786	—	—	—	54,786
Investments, employee benefit plans, at fair value	—	14,114	—	—	14,114
Investment in affiliates	348,256	26,877	—	(375,133)	—
Advances to affiliates	13,890	204,909	10,659	(229,458)	—
Deferred income taxes	—	28,713	1,037	(18,563)	11,187
Other assets	30,834	19,534	29,519	—	79,887
Total assets	$633,744	$383,547	$190,783	$(645,362)	$562,712
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$7,194	$43,586	$4,072	$(280)	$54,572
Accrued expenses	28,605	17,425	1,689	—	47,719
Deferred revenue	8,433	58,499	825	—	67,757
Current portion of long-term debt	7,500	686	19	—	8,205
Deferred compensation & retirement plan obligations	—	2,393	—	—	2,393
Other current liabilities	—	21,169	759	(21,928)	—
Total current liabilities	51,732	143,758	7,364	(22,208)	180,646
Long-term debt	856,739	1,499	35	—	858,273
Deferred compensation & retirement plan obligations	—	20,108	6	—	20,114
Advances from affiliates	221,321	366	7,771	(229,458)	—
Other liabilities	23,973	17,798	492	(18,563)	23,700
Total liabilities	1,153,765	183,529	15,668	(270,229)	1,082,733
Total shareholders’ (deficit) equity	(520,021)	200,018	175,115	(375,133)	(520,021)
Total liabilities and shareholders’ deficit	$633,744	$383,547	$190,783	$(645,362)	$562,712

Choice Hotels International, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2012
(In Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$8,420	$407	$125,350	$—	$134,177
Receivables, net	44,344	1,797	6,129	—	52,270
Other current assets	41,897	20,110	3,528	(18,512)	47,023
Total current assets	94,661	22,314	135,007	(18,512)	233,470
Property and equipment, at cost, net	11,307	39,298	1,046	—	51,651
Goodwill	60,620	5,193	—	—	65,813
Franchise rights and other identifiable intangibles, net	8,669	2,715	2,089	—	13,473
Receivable - marketing and reservation fees	42,179	—	—	—	42,179
Investments, employee benefit plans, at fair value	—	12,755	—	—	12,755
Investment in affiliates	329,038	26,194	—	(355,232)	—
Advances to affiliates	14,252	206,770	13,479	(234,501)	—
Deferred income taxes	—	28,539	640	(13,761)	15,418
Other assets	32,085	18,925	25,003	—	76,013
Total assets	$592,811	$362,703	$177,264	$(622,006)	$510,772
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$5,930	$28,525	$4,259	$—	$38,714
Accrued expenses	18,582	34,576	2,394	—	55,552
Deferred revenue	17,239	53,081	834	—	71,154
Current portion of long-term debt	7,500	675	20	—	8,195
Deferred compensation and retirement plan obligations	—	2,522	—	—	2,522
Other current liabilities	—	17,722	790	(18,512)	—
Total current liabilities	49,251	137,101	8,297	(18,512)	176,137
Long-term debt	845,257	1,845	48	—	847,150
Deferred compensation & retirement plan obligations	—	20,390	9	—	20,399
Advances from affiliates	226,917	189	7,395	(234,501)	—
Other liabilities	20,290	9,216	245	(13,761)	15,990
Total liabilities	1,141,715	168,741	15,994	(266,774)	1,059,676
Total shareholders’ (deficit) equity	(548,904)	193,962	161,270	(355,232)	(548,904)
Total liabilities and shareholders' deficit	$592,811	$362,703	$177,264	$(622,006)	$510,772

Choice Hotels International, Inc.
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2013
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided (used) by operating activities	$(3,139)	$14,668	$17,708	$(280)	$28,957

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(3,775)	(17,105)	(125)	—	(21,005)
Equity method investments	—	—	(1,851)	—	(1,851)
Issuance of mezzanine and other notes receivable	—	—	—	—	—
Collections of mezzanine and other notes receivable	201	—	—	—	201
Purchases of investments, employee benefit plans	—	(1,580)	—	—	(1,580)
Proceeds from sales of investments, employee benefit plans	—	3,934	—	—	3,934
Advances to and investments in affiliates	(1,000)	(850)	—	1,850	—
Other items, net	(304)	—	—	—	(304)

Net cash provided (used) by investing activities	(4,878)	(15,601)	(1,976)	1,850	(20,605)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings pursuant to revolving credit facilities	15,200	—	—	—	15,200
Repayments of long-term debt	(3,750)	(335)	(10)	—	(4,095)
Purchase of treasury stock	(3,651)	—	—	—	(3,651)
Dividends paid	(11,261)	—	—	—	(11,261)
Excess tax benefits from stock-based compensation	20	1,126	—	—	1,146
Proceeds from contributions from affiliates	—	—	1,850	(1,850)	—
Proceeds from exercise of stock options	5,973	—	—	—	5,973
Net cash provided (used) by financing activities	2,531	791	1,840	(1,850)	3,312
Net change in cash and cash equivalents	(5,486)	(142)	17,572	(280)	11,664
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(2,051)	—	(2,051)
Cash and cash equivalents at beginning of period	8,420	407	125,350	—	134,177
Cash and cash equivalents at end of period	$2,934	$265	$140,871	$(280)	$143,790

Choice Hotels International, Inc.
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2012
(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided (used) by operating activities	$28,398	$2,091	$5,776	$—	$36,265

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(2,038)	(4,045)	(153)	—	(6,236)
Equity method investments	—	—	(6,315)	—	(6,315)
Issuance of mezzanine and other notes receivable	(4,136)	—	—	—	(4,136)
Collections of mezzanine and other notes receivable	63	—	—	—	63
Purchases of investments, employee benefit plans	—	(969)	—	—	(969)
Proceeds from sales of investments, employee benefit plans	—	8,969	—	—	8,969
Advances to and investments in affiliates	—	(6,339)	—	6,339	—
Other items, net	(226)	—	—	—	(226)
Net cash provided (used) in investing activities	(6,337)	(2,384)	(6,468)	6,339	(8,850)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	393,444	—	—	—	393,444
Repayments of long-term debt	—	(324)	(9)	—	(333)
Purchase of treasury stock	(22,173)	—	—	—	(22,173)
Dividends paid	(21,396)	—	—	—	(21,396)
Excess tax benefits from stock-based compensation	190	451	—	—	641
Debt issuance costs	(153)	—	—	—	(153)
Proceeds from contributions from affiliates	—	—	6,339	(6,339)	—
Proceeds from exercise of stock options	445	—	—	—	445
Net cash provided (used) by financing activities	350,357	127	6,330	(6,339)	350,475
Net change in cash and cash equivalents	372,418	(166)	5,638	—	377,890
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	443	—	443
Cash and cash equivalents at beginning of period	23,370	432	83,255	—	107,057
Cash and cash equivalents at end of period	$395,788	$266	$89,336	$—	$485,390

15.	Reportable Segment Information

Franchising: Franchising includes the Company's hotel franchising operations consisting of its eleven brands. The eleven brands are aggregated within this segment considering their similar economic characteristics, types of customers, distribution channels and regulatory business environments. Revenues from the franchising business include royalty fees, initial franchise and relicensing fees, marketing and reservation system fees, procurement services revenue and other franchising related revenue. The Company is obligated under its franchise agreements to provide marketing and reservation services appropriate for the operation of its systems. These services do not represent separate reportable segments as their operations are directly related to the Company's franchising business. The revenues received from franchisees that are used to pay for part of the Company's ongoing operations are included in franchising revenues and are offset by the related expenses paid for marketing and reservation activities to calculate franchising operating income.
SkyTouch Technology: SkyTouch Technology ("SkyTouch") is a division of the Company that develops and markets cloud-based technology products to hoteliers not under franchise agreements with the Company to improve their efficiency and profitability.
The Company evaluates its segments based primarily on the results of the segment without allocating corporate expenses, income taxes or indirect general and administrative expenses. Equity in earnings or losses from joint ventures is allocated to the Company's franchising segment. Corporate and other revenue consists of hotel operations; corporate and other expenses consist primarily of overhead selling, general and administrative costs such as finance, legal, human resources and other general administrative expenses that are not allocated to the Company's two segments. As described in Note 4, certain interest expenses related to the Company's marketing and reservation activities are allocated to the franchising segment. The Company does not allocate the remaining interest expense, interest income, other gains and losses or income taxes to its segments.
Financial results for the three and six months ended June 30, 2012, have been updated to reflect the financial results for the Company's SkyTouch segment which was established as a separate segment in 2013. The financial results related to SkyTouch were previously reported as a component of Corporate & Other.
The following table presents the financial information for the Company's segments:

	Three Months Ended June 30, 2013				Three Months Ended June 30, 2012
(In thousands)	Franchising	SkyTouch Technology	Corporate & Other	Consolidated	Franchising	SkyTouch Technology	Corporate & Other	Consolidated
Revenues	$182,244	$—	$1,334	$183,578	$172,397	$—	$1,224	$173,621
Operating income (loss)	$64,902	$(3,242)	$(11,338)	$50,322	$63,454	$(847)	$(11,017)	$51,590
Income (loss) before income taxes	$64,962	$(3,242)	$(21,633)	$40,087	$63,326	$(847)	$(14,540)	$47,939

	Six Months Ended June 30, 2013				Six Months Ended June 30, 2012
(In thousands)	Franchising	SkyTouch Technology	Corporate & Other	Consolidated	Franchising	SkyTouch Technology	Corporate & Other	Consolidated
Revenues	$318,160	$—	$2,290	$320,450	$300,588	$—	$2,202	$302,790
Operating income (loss)	$110,406	$(5,497)	$(24,121)	$80,788	$107,806	$(1,354)	$(23,797)	$82,655
Income (loss) before income taxes	$110,325	$(5,497)	$(43,832)	$60,996	$107,623	$(1,354)	$(28,097)	$78,172

16.	Commitments and Contingencies
Except as noted below, the Company is not a party to any litigation other than routine litigation incidental to business. The Company's management and legal counsel do not expect that the ultimate outcome of any of its currently ongoing legal proceedings, individually or collectively, will have a material adverse effect on the Company's financial position, results of operations or cash flows.
In May 2013, Choice was added to an ongoing multi-district class action pending in federal court in Dallas, Texas.  The lawsuit alleges that several online travel companies and hotel companies have engaged in anti-competitive practices.  The complaint seeks an unspecified amount of damages and equitable relief.  Choice disputes the allegations and is in the process of vigorously defending itself against these claims.  We currently do not believe this litigation will have a material effect on our consolidated financial position, results of operation or liquidity.
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
Commitments
The Company has the following commitments outstanding at June 30, 2013:

•
The Company occasionally provides financing in the form of forgivable promissory notes or cash incentives to franchisees for property improvements, hotel development efforts and other purposes. At June 30, 2013, the Company had commitments to extend an additional $10.0 million for these purposes provided certain conditions are met by its franchisees, of which $5.8 million is expected to be advanced in the next twelve months.

•
The Company committed to make additional capital contributions totaling $6.7 million to existing joint ventures related to the construction of various hotels to be operated under the Company's Cambria Suites brand. These commitments are expected to be funded in the next twelve months.

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
During the six months ended June 30, 2013, the Company recorded a $1.1 million charge in SG&A and marketing and reservation expenses related to salary and continuation benefits provided to employees separating from service with the Company. At June 30, 2013, the Company had approximately $0.4 million of these salary and benefits continuation payments remaining to be remitted. During the six months ended June 30, 2013, the Company remitted an additional $2.4 million of termination benefits related to employee termination charges recorded in prior periods and had approximately $0.7 million of these benefits remaining to be paid. At June 30, 2013 and December 31, 2012, total termination benefits of approximately $1.0 million and $3.1 million, respectively, remained payable and were included in current and non-current liabilities in the Company's consolidated financial statements. The Company expects $1.0 million of these benefits to be paid in the next twelve months.

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

Overview
We are a hotel franchisor with franchise agreements representing 6,287 hotels open and 448 hotels under construction, awaiting conversion or approved for development as of June 30, 2013, with 501,923 rooms and 36,487 rooms, respectively, in 49 states, the District of Columbia and over 35 countries and territories outside the United States. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Ascend Hotel Collection®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, and Cambria Suites® (collectively, the “Choice brands”).
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
As a result of our use of master franchising relationships and international market conditions, total revenues from international franchising operations comprised 8% of our total revenues for the six months ended June 30, 2013, while representing approximately 19% of hotels open at June 30, 2013. Therefore, our description of the franchise system is primarily focused on the domestic operations.
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
Historically, we have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. Since the program's inception through June 30, 2013, we have repurchased 45.3 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.1 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 78.3 million shares at an average price of $13.89 per share. The Company did not purchase any shares under the share repurchase program during the six months ended June 30, 2013. We currently believe that our cash flows from operations will support our ability to complete the current board of directors repurchase authorization of approximately 1.4 million shares remaining as of June 30, 2013. Upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
The Company commenced paying quarterly dividends in 2004 and in 2012 the Company elected to pay a special cash dividend totaling approximately $600 million. The Company currently maintains the payment of a quarterly dividend on its common shares outstanding of $0.185 per share, however the declaration of future dividends are subject to the discretion of the board of directors. In the fourth quarter of 2012, the Company's board of directors elected to pay prior to December 31, 2012 the regular quarterly dividend initially scheduled to be paid in the first quarter of 2013. As a result, the Company did not pay a regular quarterly dividend during the first quarter of 2013. During the three months ended June 30, 2013, we paid cash dividends totaling approximately $10.8 million. We expect to continue to pay dividends in the future, subject to future business performance, economic conditions, changes in income tax regulations and other factors. Based on the present dividend rate and outstanding share count, we expect that aggregate annual regular dividends for 2013, excluding the first quarter payment which was paid to shareholders in December 2012, would be approximately $32.8 million.
Our board of directors previously authorized us to enter into a program which permits us to offer investment, financing and guaranty support to qualified franchisees as well as to acquire and resell real estate to incent franchise development for certain brands in strategic markets. Recent market conditions have resulted in an increase in opportunities to incentivize development under this program and as a result over the next several years, we expect to deploy capital opportunistically pursuant to this program to promote growth of our emerging brands. The amount and timing of the investment will be dependent on market and other conditions. Our current expectation is that our annual investment in this program will range from $20 million to $40 million and we generally expect to recycle these investments within a five year period.
In addition, the Company may allocate capital to exploring additional growth opportunities in business areas that are adjacent or complementary to our core hotel franchising business, which leverage our core competencies and are additive to our franchising business model. The timing and amount of these investments are subject to market and other conditions.
As a result of these investments in exploring growth alternatives, the Company recently announced the formation of its newest division, SkyTouch Technology ("SkyTouch"), which develops and markets cloud-based technology products for the hotel industry. In conjunction with this new division, the Company expects to incur operating expenses ranging between $12 million and $14 million during the full year ending December 31, 2013, of which the Company has incurred approximately $5.4 million during the six months ended June 30, 2013, for business development, sales and marketing and continued software development. Notwithstanding investments in alternative growth strategies, the Company expects to continue to return value to its shareholders through a combination of share repurchases and dividends, subject to business performance, economic conditions, changes in income tax regulations and other factors.
We believe these investments and value drivers, when properly implemented, will enhance our profitability, maximize our financial returns and continue to generate value for our shareholders. The ultimate measure of our success will be reflected in the items below.
Results of Operation: Royalty fees, operating income, net income and diluted earnings per share (“EPS”) represent key measurements of these value drivers. These measurements are primarily driven by the operations of our franchise system and therefore our analysis of the Company's operations is primarily focused on the size, performance and potential growth of the franchise system as well as our variable overhead costs.
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

Operations Review
Comparison of Operating Results for the Three-Month Periods Ended June 30, 2013 and 2012

Summarized financial results for the three months ended June 30, 2013 and 2012 are as follows:

(in thousands, except per share amounts)	2013	2012
REVENUES:
Royalty fees	$68,379	$66,064
Initial franchise and relicensing fees	4,416	3,178
Procurement services	7,546	6,836
Marketing and reservation	99,645	94,633
Hotel operations	1,334	1,224
Other	2,258	1,686
Total revenues	183,578	173,621
OPERATING EXPENSES:
Selling, general and administrative	30,180	24,554
Depreciation and amortization	2,520	1,977
Marketing and reservation	99,645	94,633
Hotel operations	911	867
Total operating expenses	133,256	122,031
Operating income	50,322	51,590
OTHER INCOME AND EXPENSES, NET:
Interest expense	10,807	3,540
Interest income	(659)	(394)
Other (gains) and losses	147	377
Equity in net (income) loss of affiliates	(60)	128
Total other income and expenses, net	10,235	3,651
Income before income taxes	40,087	47,939
Income taxes	11,853	16,077
Net income	$28,234	$31,862
Diluted earnings per share	$0.48	$0.55

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

Calculation of Franchising Revenues

	Three Months Ended June 30,
	($ amounts in thousands)
	2013	2012
Franchising Revenues:
Total Revenues	$183,578	$173,621
Adjustments:
Marketing and reservation system revenues	(99,645)	(94,633)
Hotel operations	(1,334)	(1,224)
Franchising Revenues	$82,599	$77,764

Adjusted EBITDA: We also utilize adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") to analyze our results which reflects earnings excluding the impact of interest expense, interest income, provision for income taxes, depreciation and amortization, other (gains) and losses and equity in net income (loss) of unconsolidated affiliates. We consider Adjusted EBITDA to be an indicator of operating performance because we use it to measure our ability to service debt, fund capital expenditures, and expand our business. We also use Adjusted EBITDA, as do analysts, lenders, investors and others, to evaluate companies because they exclude certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies. Adjusted EBITDA also excludes depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. Additionally, Adjusted EBITDA is also utilized as a performance indicator as it excludes equity in net (income) loss of unconsolidated affiliates and other (gains) and losses which primarily reflect the performance of investments held in the Company's non-qualified retirement, savings and investment plans which can vary widely from period to period based on market conditions.

Calculation of Adjusted EBITDA

	Three Months Ended June 30,
	($ amounts in thousands)
	2013	2012
Adjusted EBITDA:
Net income	$28,234	$31,862
Income taxes	11,853	16,077
Interest expense	10,807	3,540
Interest income	(659)	(394)
Other (gains) and losses	147	377
Equity in net (income) loss of affiliates	(60)	128
Depreciation and amortization	2,520	1,977
Adjusted EBITDA	$52,842	$53,567

The Company recorded Adjusted EBITDA of $52.8 million for the three month period ended June 30, 2013, a $0.7 million or 1.4% decline from the same period of the prior year. The decline in Adjusted EBITDA reflects a $5.6 million or 23% increase in selling, general and administrative ("SG&A") expense partially offset by a $4.8 million or 6% increase in the Company's franchising revenues for the three months ended June 30, 2013.
The Company recorded net income of $28.2 million for the three month period ended June 30, 2013, an 11% decline from the $31.9 million recorded for the quarter ended June 30, 2012. The decrease in net income primarily reflects the decline in Adjusted EBITDA as well as $7.3 million increase in interest expense resulting from the issuance of debt in June and July of 2012 to finance the Company's $600.7 million special dividend paid on August 23, 2012.
Franchising Revenues: Franchising revenues were $82.6 million for the three months ended June 30, 2013 compared to $77.8 million for the three months ended June 30, 2012, an increase of 6%. The increase in franchising revenues is primarily due to a

3.5% increase in royalty revenues, a $1.2 million increase in initial franchise and relicensing fees, a $0.7 million increase in procurement services revenues and a $0.6 million increase in other revenues.
Domestic royalty fees for the three months ended June 30, 2013 increased $2.4 million to $62.2 million from $59.8 million in the three months ended June 30, 2012, an increase of 4%. The increase in royalties is attributable to a combination of factors including a 3.5% increase in RevPAR, a 1.0% increase in the number of domestic franchised hotel rooms open and a 3 basis point increase in the effective royalty rate from 4.32% to 4.35%. System-wide RevPAR increased due to a combination of a 1.8% increase in average daily rates and a 90 basis point increase in occupancy rates.
A summary of the Company's domestic franchised hotels operating information is as follows:

	For the Three Months Ended June 30, 2013*			For the Three Months Ended June 30, 2012*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$81.77	60.8%	$49.67	$79.87	60.2%	$48.05	2.4%	60	bps	3.4%
Comfort Suites	87.52	64.9%	56.82	85.71	64.2%	55.01	2.1%	70	bps	3.3%
Sleep	74.30	61.3%	45.54	72.52	58.7%	42.56	2.5%	260	bps	7.0%
Quality	69.35	54.2%	37.61	68.43	52.5%	35.95	1.3%	170	bps	4.6%
Clarion	74.43	52.0%	38.68	74.71	50.2%	37.53	(0.4)%	180	bps	3.1%
Econo Lodge	55.06	49.4%	27.19	54.14	49.2%	26.62	1.7%	20	bps	2.1%
Rodeway	52.32	51.5%	26.93	51.10	50.4%	25.76	2.4%	110	bps	4.5%
MainStay	71.71	70.0%	50.23	69.06	72.9%	50.32	3.8%	(290)	bps	(0.2)%
Suburban	43.16	73.9%	31.90	41.58	71.9%	29.89	3.8%	200	bps	6.7%
Ascend Collection	124.77	64.1%	79.99	114.40	66.4%	75.94	9.1%	(230)	bps	5.3%
Total	$74.02	57.5%	$42.60	$72.69	56.6%	$41.16	1.8%	90	bps	3.5%
___________________
*Operating statistics represent hotel operations from March through May and exclude Cambria Suites since the operating statistics are not representative of a stabilized brand which the Company defines as having at least 25 units open and operating for a twelve month period.
The number of domestic rooms on-line increased by 3,907 rooms or 1.0% to 397,222 as of June 30, 2013 from 393,315 as of June 30, 2012. The total number of domestic hotels on-line increased by 1.9% to 5,118 as of June 30, 2013 from 5,024 as of June 30, 2012.
A summary of domestic hotels and rooms on-line at June 30, 2013 and 2012 by brand is as follows:

	June 30, 2013		June 30, 2012		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	%	%
Comfort Inn	1,311	102,882	1,379	107,895	(68)	(5,013)	(4.9)%	(4.6)%
Comfort Suites	587	45,339	608	46,903	(21)	(1,564)	(3.5)%	(3.3)%
Sleep	379	27,478	391	28,327	(12)	(849)	(3.1)%	(3.0)%
Quality	1,192	99,761	1,082	93,655	110	6,106	10.2%	6.5%
Clarion	191	27,184	189	27,534	2	(350)	1.1%	(1.3)%
Econo Lodge	817	49,608	801	49,114	16	494	2.0%	1.0%
Rodeway	427	24,782	401	22,671	26	2,111	6.5%	9.3%
MainStay	43	3,332	40	3,083	3	249	7.5%	8.1%
Suburban	63	7,241	62	7,260	1	(19)	1.6%	(0.3)%
Ascend Collection	90	7,521	52	4,652	38	2,869	73.1%	61.7%
Cambria Suites	18	2,094	19	2,221	(1)	(127)	(5.3)%	(5.7)%
Total Domestic Franchises	5,118	397,222	5,024	393,315	94	3,907	1.9%	1.0%

Domestic hotels open and operating increased by 27 hotels during the three months ended June 30, 2013 compared to a net increase of 18 domestic hotels open and operating during the three months ended June 30, 2012. Gross domestic franchise additions increased from 73 for the three months ended June 30, 2012 to 99 for the same period of 2013. New construction hotels represented 9 of the gross domestic additions during each of the three months ended June 30, 2013 and 2012. Gross domestic additions for conversion hotels during the three months ended June 30, 2013 increased by 26 to 90 from 64 for the three months ended June 30, 2012. The increase in franchise openings primarily reflects a strategic marketing alliance entered into with a timeshare company which added 20 hotels to our Ascend Collection and a 30% increase in the number of executed contracts over the trailing twelve months ended June 30, 2013. The Company expects the number of new franchise units that will open during 2013 to increase from 308 in 2012 to approximately 338 hotels. Although there has been an increase in the number of projected openings, new construction and conversion openings continue to be impacted by the restrictive lending environment, retention efforts implemented by other hotel brand companies and increased competition for existing hotels seeking a new brand affiliation.
Net domestic franchise terminations increased from 55 in the three months ended June 30, 2012 to 72 for the three months ended June 30, 2013 primarily due to an increase in the number of terminations related to the removal of hotels for non-compliance with the Company's rules, regulations and standards as well as non-payment of franchise fees.
International royalties decreased by $0.1 million or 2% from the second quarter of 2012 to $6.1 million for the same period of 2013 primarily due to RevPAR performance in the various countries in which we operate and foreign currency fluctuations. International available rooms increased 0.2% to 104,701 as of June 30, 2013 from 104,522 as of June 30, 2012. The total number of international hotels decreased 0.5% from 1,175 as of June 30, 2012 to 1,169 as of June 30, 2013.
New domestic franchise agreements executed in the three months ended June 30, 2013 totaled 104 representing 8,504 rooms compared to 106 agreements representing 8,970 rooms executed in the second quarter of 2012. During the second quarter of 2013, 14 of the executed agreements were for new construction hotel franchises representing 917 rooms compared to 21 contracts representing 1,487 rooms for the three months ended June 30, 2012. Conversion hotel executed franchise agreements totaled 90 representing 7,587 rooms for the three months ended June 30, 2013 compared to 85 agreements representing 7,483 rooms for the same period a year ago. Domestic initial fee revenue, included in the initial franchise and relicensing fees caption on the Company's statements of income, generated from executed franchise agreements increased $0.6 million to $2.6 million for the three months ended June 30, 2013 from $2.0 million for the three months ended June 30, 2012. Domestic initial fee revenue increased approximately 30% despite a 2% decline in the number of new domestic executed franchise agreements primarily due to an increase in the amount of deferred revenue recognized in 2013 related to franchise agreements containing developer incentives that were executed in prior years. Revenues associated with agreements including incentives are deferred and recognized when the incentive criteria are met or the agreement is terminated, whichever comes first.
A summary of executed domestic franchise agreements by brand for the three months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	2	13	15	5	4	9	(60)%	225%	67%
Comfort Suites	3	—	3	6	2	8	(50)%	(100)%	(63)%
Sleep	4	—	4	8	1	9	(50)%	(100)%	(56)%
Quality	1	25	26	—	36	36	NM	(31)%	(28)%
Clarion	—	4	4	—	5	5	NM	(20)%	(20)%
Econo Lodge	—	23	23	—	14	14	NM	64%	64%
Rodeway	—	15	15	—	19	19	NM	(21)%	(21)%
MainStay	3	—	3	1	1	2	200%	(100)%	50%
Suburban	—	—	—	—	1	1	NM	(100)%	(100)%
Ascend Collection	1	10	11	—	2	2	NM	400%	450%
Cambria Suites	—	—	—	1	—	1	(100)%	NM	(100)%
Total Domestic System	14	90	104	21	85	106	(33)%	6%	(2)%

Relicensing fees include fees charged to the new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system as well as fees required to renew expiring franchise contracts. Domestic relicensing and renewal contracts increased from 47 in the second quarter of 2012 to 63 for the three months ended June 30, 2013. As a result of the increase in contracts, domestic relicensing revenues increased $0.5 million or 45% from $1.0 million for the three months ended June 30, 2012 to $1.5 million for the three months ended June 30, 2013.
As of June 30, 2013, the Company had 365 franchised hotels with 29,245 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 378 hotels and 30,653 rooms at June 30, 2012. The number of new construction franchised hotels in the Company's domestic pipeline declined 6% to 220 at June 30, 2013 from 235 at June 30, 2012. New construction hotels in the domestic pipeline have been negatively impacted by the limited availability of hotel construction financing. As a result, the ability of existing projects to obtain financing and commence construction has been significantly impacted and has resulted in the termination of franchise agreements related to hotels that have not yet opened. The number of conversion franchised hotels in the Company's domestic pipeline increased by 2 hotels or 1% from 143 hotels at June 30, 2012 to 145 hotels at June 30, 2013. The Company had an additional 83 franchised hotels with 7,242 rooms under construction, awaiting conversion or approved for development in its international system as of June 30, 2013 compared to 75 hotels and 6,727 rooms at June 30, 2012. While the Company's hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.
A summary of the domestic franchised hotels pipeline which includes hotels under construction, awaiting conversion and approved for development, at June 30, 2013 and 2012 by brand is as follows:

							Variance
	June 30, 2013 Units			June 30, 2012 Units			Conversion		New Construction		Total
	Conversion	New Construction	Total	Conversion	New Construction	Total	Units	%	Units	%	Units	%
Comfort Inn	34	46	80	25	40	65	9	36%	6	15%	15	23%
Comfort Suites	2	61	63	2	82	84	—	—%	(21)	(26)%	(21)	(25)%
Sleep	—	44	44	1	40	41	(1)	(100)%	4	10%	3	7%
Quality	34	3	37	39	3	42	(5)	(13)%	—	—%	(5)	(12)%
Clarion	8	—	8	14	1	15	(6)	(43)%	(1)	(100)%	(7)	(47)%
Econo Lodge	26	—	26	20	1	21	6	30%	(1)	(100)%	5	24%
Rodeway	24	—	24	31	1	32	(7)	(23)%	(1)	(100)%	(8)	(25)%
MainStay	—	26	26	1	22	23	(1)	(100)%	4	18%	3	13%
Suburban	3	12	15	2	14	16	1	50%	(2)	(14)%	(1)	(6)%
Ascend Collection	14	8	22	8	5	13	6	75%	3	60%	9	69%
Cambria Suites	—	20	20	—	26	26	—	NM	(6)	(23)%	(6)	(23)%
	145	220	365	143	235	378	2	1%	(15)	(6)%	(13)	(3)%
Selling, General and Administrative Expenses: The cost to operate the franchising business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $30.2 million for the three months ended June 30, 2013, an increase of $5.6 million or 23% from the three months ended June 30, 2012. SG&A for the three months ended June 30, 2013 increased from the prior year primarily due to a $2.6 million increase in alternative growth spending primarily related to the launch of the Company's new SkyTouch Technology division, a $0.7 million increase in occupancy costs related to the relocation of the Company's corporate headquarters and a $0.3 million increase in litigation related settlements. In addition, variable expenses increased by approximately $0.5 million due to an increase in variable franchise sales compensation related to the 30% increase in domestic initial fee revenue recognition and the increase in procurement services revenues. Excluding these items, SG&A for the three months ended June 30, 2013 increased by approximately 7% over the prior year quarter.
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

Total marketing and reservation system revenues increased 5% from $94.6 million for the three months ended June 30, 2012 to $99.6 million for the three months ended June 30, 2013. The increase in revenues was primarily due to improved system fees resulting from system growth and RevPAR increases and increasing revenues from the Choice Privileges loyalty program resulting from the growth in program membership. Depreciation and amortization attributable to marketing and reservation activities was $4.1 million and $3.5 million for the three months ended June 30, 2013 and 2012, respectively. Interest expense attributable to marketing and reservation activities was approximately $0.9 million and $1.0 million for the three months ended June 30, 2013 and 2012, respectively.
As of June 30, 2013 and December 31, 2012, the Company's balance sheet includes a receivable of $54.8 million and $42.2 million, respectively, from cumulative marketing and reservation expenses incurred in excess of cumulative marketing and reservations system fee revenues earned. During the three months ended June 30, 2013, the Company expended $3.5 million of marketing and reservation expenses in excess of revenues earned. As a result, these expenses in excess of revenue earned were added to the outstanding marketing and reservation receivable. The increase in the receivable primarily reflects the timing of various marketing programs and the seasonality of the Company's revenues. This receivable is recorded as an asset in the financial statements as the Company has the contractual authority to require that the franchisees in the system at any given point repay the Company for any deficits related to marketing and reservation activities. The Company's current franchisees are legally obligated to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue and whether or not they joined the system following the deficit's occurrence. The Company has no present intention to accelerate repayment of the deficit from current franchisees. Conversely, cumulative marketing and reservation system revenues not expended are recorded as a payable in the financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements.
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
Other Income and Expenses, Net: Other income and expenses, net increased from an expense of $3.7 million during the three months ended June 30, 2012 to an expense of $10.2 million for the three months ended June 30, 2013 primarily due to an increase in interest expense.
Interest expense increased $7.3 million for the three months ended June 30, 2013 to $10.8 million due to the issuance of the Company's $400 million senior notes due in 2022 with an effective rate of 5.94% on June 27, 2012 as well as the $350 million senior secured credit facility entered into by the Company on July 25, 2012. The Company utilized the proceeds from these debt issuances to pay a special cash dividend on August 23, 2012 totaling approximately $600.7 million to common shareholders.
Income Taxes: The effective income tax rates were 29.6% and 33.5% for the three months ended June 30, 2013 and June 30, 2012, respectively. The effective income tax rate for the three months ended June 30, 2013 and 2012 were lower than the U.S federal income tax rate of 35% due to the recurring impact of foreign operations, partially offset by state taxes. The effective income tax rate for the three months ended June 30, 2013 also reflects the release of a valuation allowance on local country tax refunds received by our foreign subsidiary.
Diluted EPS: Diluted EPS decreased 13% to $0.48 for the three months ended June 30, 2013 from $0.55 for the same period of the prior year. The decrease in diluted EPS primarily reflects the items discussed above.

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2013 and 2012

Summarized financial results for the six months ended June 30, 2013 and 2012 and are as follows:

(in thousands, except per share amounts)	2013	2012
REVENUES:
Royalty fees	$118,115	$113,917
Initial franchise and relicensing fees	8,193	5,706
Procurement services	11,496	10,151
Marketing and reservation	176,085	165,562
Hotel operations	2,290	2,202
Other	4,271	5,252
Total revenues	320,450	302,790
OPERATING EXPENSES:
Selling, general and administrative	57,096	48,903
Depreciation and amortization	4,695	3,994
Marketing and reservation	176,085	165,562
Hotel operations	1,786	1,676
Total operating expenses	239,662	220,135
Operating income	80,788	82,655
OTHER INCOME AND EXPENSES, NET:
Interest expense	21,577	6,657
Interest income	(1,303)	(731)
Other (gains) and losses	(563)	(1,626)
Equity in net (income) loss of affiliates	81	183
Total other income and expenses, net	19,792	4,483
Income before income taxes	60,996	78,172
Income taxes	17,239	26,313
Net income	$43,757	$51,859
Diluted earnings per share	$0.74	$0.89

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

Calculation of Franchising Revenues

	Six Months Ended June 30,
	($ amounts in thousands)
	2013	2012
Franchising Revenues:
Total Revenues	$320,450	$302,790
Adjustments:
Marketing and reservation system revenues	(176,085)	(165,562)
Hotel operations	(2,290)	(2,202)
Franchising Revenues	$142,075	$135,026

Adjusted EBITDA: We also utilize adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") to analyze our results which reflects earnings excluding the impact of interest expense, interest income, provision for income taxes, depreciation and amortization, other (gains) and losses and equity in net income (loss) of unconsolidated affiliates. We consider Adjusted EBITDA to be an indicator of operating performance because we use it to measure our ability to service debt, fund capital expenditures, and expand our business. We also use Adjusted EBITDA, as do analysts, lenders, investors and others, to evaluate companies because they exclude certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies. Adjusted EBITDA also excludes depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. Additionally, Adjusted EBITDA is also utilized as a performance indicator as it excludes equity in net (income) loss of unconsolidated affiliates and other (gains) and losses which primarily reflect the performance of investments held in the Company's non-qualified retirement, savings and investment plans which can vary widely from period to period based on market conditions.

Calculation of Adjusted EBITDA

	Six Months Ended June 30,
	($ amounts in thousands)
	2013	2012
Adjusted EBITDA:
Net income	$43,757	$51,859
Income taxes	17,239	26,313
Interest expense	21,577	6,657
Interest income	(1,303)	(731)
Other (gains) and losses	(563)	(1,626)
Equity in net (income) loss of affiliates	81	183
Depreciation and amortization	4,695	3,994
Adjusted EBITDA	$85,483	$86,649

The Company recorded Adjusted EBITDA of $85.5 million for the six month period ended June 30, 2013, a $1.2 million or 1% decline from the same period of the prior year. The decline in Adjusted EBITDA reflects an $8.2 million or 17% increase in selling, general and administrative ("SG&A") expense which was partially offset by a $7.0 million or 5% increase in the Company's franchising revenues for the six months ended June 30, 2013.
The Company recorded net income of $43.8 million for the six month period ended June 30, 2013, a 16% decline from the $51.9 million recorded for the six months ended June 30, 2012. The decrease in net income primarily reflects the decline in Adjusted EBITDA as well as $14.9 million increase in interest expense resulting from the issuance of debt in June and July of 2012 to finance the Company's $600.7 million special dividend paid on August 23, 2012. Net income was also impacted by a decline in other (gains) and losses resulting from a $0.6 million appreciation in the fair value of investments held in the

Company's non-qualified employee benefit plans during the six months ended June 30, 2013 compared to a $1.6 million increase in the fair value of these investments in the same period of the prior year. These declines in net income were partially offset by a decline in the effective income tax rate from 33.7% for the six months ended June 30, 2012 to 28.3% for the six months ended June 30, 2013.
Franchising Revenues: Franchising revenues were $142.1 million for the six months ended June 30, 2013 compared to $135.0 million for the six months ended June 30, 2012, an increase of 5%. The increase in franchising revenues is primarily due to a 4% increase in royalty revenues, a $2.5 million, or 44% increase in initial franchise and relicensing fees, and a $1.3 million, or 13% increase in procurement services fees, offset by a $1.0 million decline in other revenues.
Domestic royalty fees for the six months ended June 30, 2013 increased $4.4 million to $106.5 million from $102.1 million during the six months ended June 30, 2012, an increase of 4%. The increase in royalties is attributable to a combination of factors including a 4.0% increase in RevPAR, a 1.0% increase in the number of domestic franchised hotel rooms and a 3 basis point increase in the effective royalty rate from 4.33% to 4.36%. System-wide RevPAR increased due to a combination of a 2.0% increase in average daily rates and a 100 basis point increase in occupancy rates.
A summary of the Company's domestic franchised hotels operating information is as follows:

	For the Six Months Ended June 30, 2013*			For the Six Months Ended June 30, 2012*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$79.42	54.2%	$43.08	$77.48	53.6%	$41.52	2.5%	60	bps	3.8%
Comfort Suites	85.00	58.3%	50.01	83.15	57.6%	47.92	2.2%	70	bps	4.4%
Sleep	72.06	54.5%	39.29	69.90	52.0%	36.32	3.1%	250	bps	8.2%
Quality	67.16	48.4%	32.49	66.29	46.8%	31.03	1.3%	160	bps	4.7%
Clarion	72.04	46.7%	33.65	71.85	44.6%	32.07	0.3%	210	bps	4.9%
Econo Lodge	53.60	44.1%	23.64	52.48	44.0%	23.09	2.1%	10	bps	2.4%
Rodeway	50.43	47.0%	23.70	49.36	46.2%	22.81	2.2%	80	bps	3.9%
MainStay	70.33	63.6%	44.74	67.02	67.4%	45.16	4.9%	(380)	bps	(0.9)%
Suburban	42.15	68.8%	29.01	40.48	67.3%	27.24	4.1%	150	bps	6.5%
Ascend Collection	120.34	60.6%	72.90	109.96	59.4%	65.28	9.4%	120	bps	11.7%
Total	$71.81	51.7%	$37.10	$70.38	50.7%	$35.66	2.0%	100	bps	4.0%
___________________

*
Operating statistics represent hotel operations from December through May and exclude Cambria Suites since the operating statistics are not representative of a stabilized brand which the Company defines as having at least 25 units open and operating for a twelve month period.

Domestic hotels open and operating increased by 35 hotels during the six months ended June 30, 2013 compared to an increase of 23 domestic hotels open and operating during the six months ended June 30, 2012. Gross domestic franchise additions increased from 112 for the six months ended June 30, 2012 to 161 for the same period in 2013. New construction hotels represented 17 of the gross domestic additions during the six months ended June 30, 2013 compared to 14 hotels in the same period of the prior year. Gross domestic additions for conversion hotels increased from 98 hotels during six months ended June 30, 2012 to 144 hotels during the same period of the current year. The increase in franchise openings primarily reflects a strategic marketing alliance entered into with a timeshare company which added 20 hotels to our Ascend Collection and a 30% increase in the number of executed contracts over the trailing twelve months ended June 30, 2013.
Net domestic franchise terminations increased from 89 for the six months ended June 30, 2012 to 126 for the same period of the current year. The increase in net terminations is primarily related to the removal of hotels for non-compliance with the Company's rules, regulations and standards as well as non-payment of franchise fees. The Company continues to execute its strategy to replace franchised hotels that do not meet our brand standards or are under performing in their market. As the domestic economy and industry supply growth improve, the Company will continue to focus on improving its system of hotels and utilizing the domestic hotels under development as a strong platform for continued system growth.
International royalties decreased by $0.2 million from $11.8 million during the six months ended June 30, 2012 to $11.6 million for the same period of 2013 primarily due to RevPAR performance in the various countries in which we operate and foreign currency fluctuations. International available rooms increased 0.2% to 104,701 as of June 30, 2013 from 104,522 as of June 30, 2012. The total number of international hotels decreased 0.5% from 1,175 as of June 30, 2012 to 1,169 as of June 30, 2013.
New domestic franchise agreements executed in the six months ended June 30, 2013 totaled 187 representing 14,834 rooms compared to 170 agreements representing 13,628 rooms executed during the same period of the prior year. During the six months ended June 30, 2013, 24 of the executed agreements were for new construction hotel franchises, representing 1,671 rooms, compared to 28 contracts, representing 1,930 rooms for the same period a year ago. Conversion hotel franchise executed contracts totaled 163 representing 13,163 rooms for the six months ended June 30, 2013 compared to 142 agreements representing 11,698 rooms for the same period a year ago. Domestic initial fee revenue, included in the initial franchise and relicensing fees caption on the Company' statements of income, generated from executed franchise agreements increased 36% to $4.6 million for the six months ended June 30, 2013 from $3.4 million for the six months ended June 30, 2012. Domestic initial fees increased approximately 36% due to a 10% increase in the number of new franchise agreements executed and an increase in amount of deferred revenue recognized in 2013 related to franchise agreements containing developer incentives that were executed in prior years. Revenues associated with agreements including incentives are deferred and recognized when the incentive criteria are met or the agreement is terminated, whichever comes first.
A summary of executed domestic franchise agreements by brand for the six months ended June 30, 2013 and 2012 is as follows:

	For the Six Months Ended June 30, 2013			For the Six Months Ended June 30, 2012			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	5	18	23	6	12	18	(17)%	50%	28%
Comfort Suites	5	2	7	7	4	11	(29)%	(50)%	(36)%
Sleep	5	—	5	11	1	12	(55)%	(100)%	(58)%
Quality	1	44	45	—	63	63	NM	(30)%	(29)%
Clarion	—	7	7	—	7	7	NM	—%	—%
Econo Lodge	—	31	31	—	18	18	NM	72%	72%
Rodeway	—	24	24	—	31	31	NM	(23)%	(23)%
MainStay	4	—	4	1	1	2	300%	(100)%	100%
Suburban	—	1	1	—	1	1	NM	—%	—%
Ascend Collection	3	36	39	1	4	5	200%	800%	680%
Cambria Suites	1	—	1	2	—	2	(50)%	NM	(50)%
Total Domestic System	24	163	187	28	142	170	(14)%	15%	10%

Relicensing fees include fees charged to the new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system as well as fees required to renew expiring franchise contracts. Domestic relicensing and renewal contracts increased from 96 during the six months ended June 30, 2012 to 132 for the same period of 2013. As a result of the increase in contracts and an increase in average fees, domestic relicensing revenues increased $1.0 million, or 48%, from $2.0 million for the six months ended June 30, 2012 to $3.0 million for the six months ended June 30, 2013.

Procurement services revenues increased $1.3 million or 13% from $10.2 million for the six months ended June 30, 2012 to $11.5 million for the six months ended June 30, 2013. The increase in revenues primarily reflects the implementation of new brand programs as well as an increased volume of business transacted with qualified vendors and strategic alliance partners.

Other income declined $1.0 million from the six months ended June 30, 2012 to $4.3 million for the six months ended June 30, 2013. The decline in other income is primarily due to a decline in liquidated damage collections related to the early termination of franchise agreements.
Selling, General and Administrative Expenses: The cost to operate the franchising business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $57.1 million for the six months ended June 30, 2013, an $8.2 million or 17% increase from the six months ended June 30, 2012. SG&A for the six months ended June 30, 2013 increased from the prior year primarily due to a $4.0 million increase in alternative growth spending primarily related to the launch of the

Company's new SkyTouch Technology division, a $1.5 million increase in occupancy costs related to the relocation of the Company's corporate headquarters and a $0.2 million increase in employee termination benefits. In addition, variable expenses increased $1.1 million resulting from increased franchise sales compensation due to a 36% increase in domestic initial fee revenue recognition and an increase in procurement services revenue. These reductions were partially offset by a $1.1 million reduction in litigation settlements compared to the prior year. Excluding these items, SG&A for the six months ended June 30, 2013 increased by approximately 6% over the same period of the prior year.
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
Total marketing and reservations revenues were $176.1 million and $165.6 million for the six months ended June 30, 2013 and 2012, respectively. The increase in revenues was primarily due to improved system fees resulting from system growth and RevPAR increases as well as increased revenues from the Choice Privileges loyalty program resulting from the growth in program memberships. Depreciation and amortization attributable to marketing and reservation activities was $8.1 million for the six months ended June 30, 2013, compared to $7.0 million for the six months ended June 30, 2012. Interest expense attributable to marketing and reservation activities was $1.8 million and $2.2 million for the six months ended June 30, 2013 and 2012, respectively.
As of June 30, 2013 and December 31, 2012, the Company's balance sheet includes a receivable of $54.8 million and $42.2 million, respectively from cumulative marketing and reservation expenses incurred in excess of cumulative marketing and reservations system fee revenues earned. During the six months ended June 30, 2013, the Company expended $12.6 million of marketing and reservation expenses in excess of revenues earned. As a result, these expenses in excess of revenue earned were added to the outstanding marketing and reservation receivable. The increase in the receivable primarily reflects the timing of various marketing programs and the seasonality of the Company's revenues.These receivables are recorded as an asset in the financial statements as the Company has the contractual authority to require that the franchisees in the system at any given point repay the Company for any deficits related to marketing and reservation activities. The Company's current franchisees are legally obligated to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue and whether or not they joined the system following the deficit's occurrence. The Company has no present intention to accelerate repayment of the deficit from current franchisees. Conversely, cumulative marketing and reservation system fees not expended are recorded as a payable in the financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements.
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
Other Income and Expenses, Net: Other income and expenses, net, increased $15.3 million to $19.8 million for the six months ended June 30, 2013, compared to $4.5 million in the same period of the prior year primarily due to the following items:
Interest expense increased $14.9 million for the six months ended June 30, 2013 to $21.6 million due to the issuance of the Company's $400 million senior notes due in 2022 with an effective rate of 5.94% on June 27, 2012 as well as the $350 million senior secured credit facility entered into by the Company on July 25, 2012. The Company utilized the proceeds from these debt issuances to pay a special cash dividend on August 23, 2012 totaling approximately $600.7 million to common shareholders.
Other gains and losses decreased $1.1 million from a gain of $1.6 million for the six month period ended June 30, 2012 to a gain of $0.6 million in the same period of the current year due to fluctuations in the fair value of investments held in the Company's non-qualified employee benefit plans.
As discussed in the accompanying critical accounting policies, the Company sponsors two non-qualified retirement and savings plans: the Non-Qualified Plan and the EDCP plan. The fair value of the Non-Qualified Plan investments increased $0.5 million during the six months ended June 30, 2013 compared to a $0.6 million increase in fair value during the same period of 2012. The fair value of the Company's investments held in the EDCP plan appreciated by $0.1 million during the six months ended June 30, 2013 compared to an increase in fair value of $1.1 million during the same period of the prior year.

The Company accounts for the EDCP Plan and Non-Qualified Plan in accordance with accounting for deferred compensation arrangements when investments are held in a rabbi trust and invested. Therefore, the Company also recognizes compensation expense or benefits in SG&A related to changes in the fair value of investments held in the Non-Qualified Plan and a portion of the investments held in the EDCP Plan, excluding investments in the Company's stock. As a result, during the six months ended June 30, 2013 and 2012, the Company's SG&A expense was increased by $0.9 million and $0.8 million, respectively, due to the change in fair value of these investments.
Income Taxes: The effective income tax rates were 28.3% and 33.7% for the six months ended June 30, 2013 and 2012, respectively. The effective income tax rate for the six months ended June 30, 2013 and 2012 were lower than the U.S federal income tax rate of 35% due to the recurring impact of foreign operations, partially offset by state taxes. The effective income tax rate for the six months ended June 30, 2013 also reflects the release of a valuation allowance on local country tax refunds received by our foreign subsidiary, further reduced by settlements of unrecognized tax positions and by legislation retroactively extending the U.S. controlled foreign corporation look-through rule.
Diluted EPS: Diluted EPS were $0.74 for six months ended June 30, 2013 compared to $0.89 for the six months ended June 30, 2012, respectively. The decrease in diluted EPS primarily reflects the items discussed above.

Liquidity and Capital Resources
Operating Activities
During the six months ended June 30, 2013, net cash provided by operating activities totaled $29.0 million compared to $36.3 million during the six months ended June 30, 2012. The decrease in cash flows from operating activities primarily reflects a decline in Adjusted EBITDA, an increase in net disbursements to franchisees for property improvements and other purposes utilizing forgivable notes receivable and the increase in interest expense due to the issuance of additional debt in June and July of 2012 to pay a special cash dividend in August 2012 totaling approximately $600.7 million.
In conjunction with brand and development programs, the Company provides financing to franchisees for property improvements and other purposes in the form of forgivable notes receivable. If the franchisee remains in the system in good standing over the term of the promissory note, the Company forgives the outstanding principal balance and related interest. Since these forgivable notes are predominantly forgiven ratably over the term of the promissory note rather than repaid, the Company classifies the related issuance and collections of these notes as operating activities. During the six months ended June 30, 2013 and 2012, the Company's net advances for these purposes totaled $3.6 million and $1.5 million, respectively. The timing and amount of these cash flows is dependent on various factors including the implementation of various development and brand incentive programs, the level of franchise sales as well as the timing of hotel openings. At June 30, 2013, the Company had commitments to extend an additional $9.7 million for these purposes provided certain conditions are met by its franchisees, of which $5.7 million is expected to be advanced in the next twelve months.
Net cash advanced to marketing and reservation activities totaled $2.9 million during the six months ended June 30, 2013 compared to $2.4 million during the six months ended June 30, 2012. The increase in cash advances to marketing and reservation activities primarily reflects the timing of marketing and promotional spending compared to the prior year. Based on the current economic conditions, the Company expects marketing and reservation activities to provide cash flows from operations ranging between $13 million and $17 million in 2013.
Investing Activities
Cash utilized for investing activities totaled $20.6 million and $8.9 million for the six months ended June 30, 2013 and 2012, respectively. The increase in cash utilized for investing activities for the six months ended June 30, 2013 primarily reflect an increase in capital expenditures. The increase in capital expenditures was partially offset by a decline in the proceeds from the sale of investments held in trust related to the Company's deferred compensation plans and investments in joint ventures accounted for under the equity method of accounting during the six months ended June 30, 2013. During the six months ended June 30, 2013 and 2012, the Company sold investments totaling $3.9 million and $9.0 million, respectively, and utilized the proceeds to distribute participant deferred compensation balances from the Company' s non-qualified retirement plans. The decline in proceeds from the sale of investments primarily reflects the timing of employee terminations and their deferred compensation distribution elections.
During the six months ended June 30, 2013 and 2012, capital expenditures totaled $21.0 million and $6.2 million, respectively. The increase in capital expenditures for 2013 primarily reflect tenant improvements related to the relocation of the Company's corporate headquarters.

The Company occasionally provides financing to franchisees for hotel development efforts and other purposes in the form of mezzanine and other notes receivable. These loans bear interest and are expected to be repaid in accordance with the terms of the loan agreements. During the six months ended June 30, 2013, the Company did not advance any monies related to these activities and advanced $4.1 million for these purposes during the six months ended June 30, 2012.
During the six months ended June 30, 2013 and 2012, the Company invested $1.9 million and $6.3 million, respectively, in joint ventures accounted for under the equity method of accounting. The Company's investment in these joint ventures primarily pertain to ventures that either support the Company's efforts to increase business delivery to its franchisees or promote growth of our emerging brands.
Our board of directors previously authorized us to enter into a program which permits us to offer financing, investment and guaranty support to qualified franchisees as well as to acquire and resell real estate to incent franchise development for certain brands in strategic markets. Recent market conditions have resulted in an increase in opportunities to incentivize development under this program. At June 30, 2013 and December 31, 2012, the Company had approximately $69.3 million and $68.3 million, respectively invested under this program. Over the next several years, we expect to continue to deploy capital opportunistically pursuant to this program to promote growth of our emerging brands. Our current expectation is that our annual investment in this program will range from $20 million to $40 million per year and we generally expect to recycle these investments within a five year period. However; the amount and timing of the investment in this program will be dependent on market and other conditions.
Financing Activities
Financing cash flows relate primarily to the Company's borrowings, treasury stock purchases and dividends.

Debt
Senior Unsecured Notes due 2022
On June 27, 2012, the Company issued unsecured notes with a principal amount of $400 million ("the 2012 Senior Notes") at par, bearing a coupon of 5.75% with an effective rate of 5.94%. The 2012 Senior Notes will mature on July 1, 2022, with interest to be paid semi-annually on January 1st and July 1st. The Company utilized the net proceeds of this offering, after deducting underwriting discounts and commissions and other offering expenses, together with a portion of the proceeds of a new credit facility, to pay a special cash dividend totaling approximately $600.7 million paid to shareholders on August 23, 2012. The Company's 2012 Senior Notes are guaranteed jointly, severally, fully and unconditionally, subject to certain customary limitations by eight 100%-owned domestic subsidiaries.
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
At June 30, 2013, the Company maintained a total leverage ratio of approximately 3.68x, a maximum secured leverage ratio of 0.92x and a minimum fixed charge coverage ratio of approximately 5.52x. At June 30, 2013, the Company was in compliance with all covenants under the New Credit Facility.

The New Credit Facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the New Credit Facility to be immediately due and payable.
At June 30, 2013, the Company had $142.5 million and $72.2 million outstanding under the Term Loan and New Revolver, respectively. At December 31, 2012, the Company had $146.3 million and $57.0 million outstanding under the Term Loan and New Revolver, respectively.
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
Dividends
The Company currently maintains the payment of a quarterly dividend on its common shares outstanding of $0.185 per share, however the declaration of future dividends are subject to the discretion of the board of directors. In the fourth quarter of 2012, the Company's board of directors elected to pay prior to December 31, 2012 the regular quarterly dividend initially scheduled to be paid in the first quarter of 2013. As a result, the Company did not pay a regular quarterly dividend during the first quarter of 2013. During the six months ended June 30, 2013, the Company paid cash dividends totaling $11.3 million. We expect to continue to pay dividends in the future, subject to future business performance, economic conditions, changes in income tax regulations and other factors. Based on the present dividend rate and outstanding share count, we expect that aggregate annual regular dividends for 2013, excluding the first quarter payment which was paid to shareholders in December 2012, would be approximately $32.8 million.
Share Repurchases
Historically, we have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. Since the program's inception through June 30, 2013, we have repurchased 45.3 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.1 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 78.3 million shares at an average price of $13.89 per share. No shares were repurchased under the share repurchase program during the six months ended June 30, 2013. As of June 30, 2013, the Company had approximately 1.4 million shares remaining under the board of directors share repurchase authorization and we currently believe that our cash flows from operations will support our ability to complete the current authorization. Upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
Other items
Approximately $140.9 million of the Company's cash and cash equivalents at June 30, 2013 pertains to undistributed earnings of the Company's consolidated foreign subsidiaries. Since the Company's intent is for such earnings to be reinvested by the foreign subsidiaries, the Company has not provided additional U.S. income taxes on these amounts. While the Company has no intention to utilize these cash and cash equivalents in its domestic operations, any change to this policy would result in the Company incurring additional U.S. income taxes on any amounts utilized domestically.
During the six months ended June 30, 2013, the Company recorded one-time employee termination charges totaling $1.1 million in SG&A and marketing and reservation expenses. These charges related to salary and benefits continuation payments for employees separating from service with the Company. At June 30, 2013, the Company had approximately $0.4 million of these salary and benefits continuation payments remaining to be remitted. During the six months ended June 30, 2013, the Company remitted an additional $2.4 million of termination benefits related to employee termination charges recorded in prior periods and had approximately $0.7 million of these benefits remaining to be paid. At June 30, 2013, total termination benefits of approximately $1.0 million remained to be paid and the Company expects $1.0 million of these benefits to be paid in the next twelve months. In addition, the Company expects to satisfy approximately $2.4 million of deferred compensation and retirement plan obligations during the next twelve months.

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
Forgivable Notes Receivable
In conjunction with brand and development programs, the Company may provide financing to franchisees for property improvements and other purposes in the form of forgivable promissory notes which bear interest at market rates. Under these promissory notes, the franchisee promises to repay the principal balance together with interest upon maturity unless certain conditions are met throughout the term of the promissory note. The principal balance and related interest are forgiven ratably over the term of the promissory note if the franchisee remains in the system in good standing. If during the term of the promissory note, the franchisee exits our franchise system or is not operating their franchise in accordance with our quality or credit standards, the Company may declare a default under the promissory note and commence collection efforts with respect to the full amount of the then-current outstanding principal and interest.

In accordance with the terms of the promissory notes, the initial principal balance and related interest are ratably reduced over the term of the loan on each anniversary date until the outstanding amounts are reduced to zero as long as the franchisee remains within the franchise system and operates in accordance with our credit, quality and brand standards. As a result, the amounts recorded as an asset on the Company's consolidated balance sheet are also ratably reduced since the amounts forgiven no longer represent probable future economic benefits to the Company. The Company records the reduction of its recorded assets through amortization and marketing and reservation system expenses on its consolidated statements of income. Since these forgivable notes receivable are predominantly forgiven ratably over the term of the promissory note rather than repaid, the Company classifies the issuance and collection of these notes receivable as operating activities in its Consolidated Statement of Cash Flows.

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
In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan (“EDCP”) which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust. Prior to January 1, 2010, participants could elect an investment return of either the annual yield of the Moody's Average Corporate Bond Rate Yield Index plus 300 basis points, or a return based on a selection of available diversified investment options. Effective January 1, 2010, the Moody's Average Corporate Bond Rate Yield Index plus 300 basis points is no longer an investment option for salary deferrals made on compensation earned after December 31, 2009. The Company recorded current and long-term deferred compensation liabilities of $10.4 million and $11.7 million, as of June 30, 2013 and December 31, 2012, respectively, related to these deferrals and credited investment returns. Compensation expense is recorded in SG&A expense on the Company's consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. Compensation expense recorded in SG&A for the six months ended June 30, 2013 and 2012 was $0.4 million and $0.5 million, respectively. In addition, the EDCP Plan held shares of the Company's common stock with a market value of $0.2 million and $0.1 million at June 30, 2013 and December 31, 2012, respectively which were recorded as a component of shareholders' deficit.
The Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that partially offset the earnings credited to the participants. The diversified investments held in the trusts totaled $3.5 million and $6.0 million as of June 30, 2013 and December 31, 2012, respectively, and are recorded at their fair value, based on quoted market prices. At June 30, 2013, the Company expects $0.4 million of the assets held in the trusts to be distributed to participants during the next twelve months. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment gains during the six months ended June 30, 2013 and 2012 of approximately $0.1 million and $1.1 million, respectively.
In 1997, the Company adopted the Choice Hotels International, Inc. Non-Qualified Retirement Savings and Investment Plan (“Non-Qualified Plan”). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. As of June 30, 2013 and December 31, 2012, the Company had recorded a deferred compensation liability of $12.1 million and $11.2 million, respectively, related to these deferrals. Compensation expense is recorded in SG&A expense on the Company's consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. The net increase in compensation expense recorded in SG&A for the six months ended June 30, 2013 and 2012 was $0.7 million and $0.6 million, respectively.
The diversified investments held in the trusts were $11.0 million and $10.2 million as of June 30, 2013 and December 31, 2012, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment gains during the six months ended June 30, 2013 and 2012 of approximately $0.5 million and $0.6 million, respectively. In addition, the Non-Qualified Plan held shares of the Company's common stock with a market value of $1.1 million and $1.0 million at June 30, 2013 and December 31, 2012, respectively, which are recorded as a component of shareholders' deficit.
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
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company's foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including in certain circumstances the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $14.5 million and $16.2 million at June 30, 2013 and December 31, 2012, respectively which we account for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
At June 30, 2013, the Company had $214.7 million of variable interest rate debt instruments outstanding at an effective rate of 2.6%. A hypothetical change of 10% in the Company’s effective interest rate from June 30, 2013 levels would increase or decrease annual interest expense by $0.6 million. The Company expects to refinance its fixed and variable long-term debt obligations prior to their scheduled maturities.
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
An evaluation was performed under the supervision and with the participation of the Company's CEO and CFO of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2013.
There has been no change in the Company's internal controls over financial reporting that occurred during the quarter ended June 30, 2013, that materially affected, or is reasonably likely to materially affect the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Except as noted below, the Company is not a party to any litigation other than routine litigation incidental to business. The Company's management and legal counsel do not expect that the ultimate outcome of any of its currently ongoing legal proceedings, individually or collectively, will have a material adverse effect on the Company's financial position, results of operations or cash flows.
In May 2013, Choice was added to an ongoing multi-district class action pending in federal court in Dallas, Texas.  The lawsuit alleges that several online travel companies and hotel companies have engaged in anti-competitive practices.  The complaint seeks an unspecified amount of damages and equitable relief.  Choice disputes the allegations and is in the process of vigorously defending itself against these claims.  We currently do not believe this litigation will have a material effect on our consolidated financial position, results of operation or liquidity.

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
Issuer Purchases of Equity Securities
The following table sets forth purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the six months ended June 30, 2013:

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1),(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2013	—	$—	—	1,418,991
February 28, 2013	91,788	37.32	—	1,418,991
March 31, 2013	5,189	40.32	—	1,418,991
April 30, 2013	—	—	—	1,418,991
May 31, 2013	410	39.81	—	1,418,991
June 30, 2013	—	—	—	1,418,991
Total	97,387	$37.49	—	1,418,991
 _______________________

(1)	The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998. The program has no fixed dollar amount or expiration date.

(2)
During the six months ended June 30, 2013, the Company redeemed 97,387 shares of common stock from employees to satisfy minimum tax-withholding requirements related to the vesting of restricted stock and performance vested restricted stock unit grants. These redemptions were not part of the board repurchase authorization.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
Exhibit Number and Description

Exhibit Number	Description

3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

3.02(b)	Amendment to the Restated Certificate of Incorporation of Choice Hotels International, Inc.

3.03(c)	Amended and Restated Bylaws of Choice Hotels International, Inc.

10.01(b)	Amendment to the Choice Hotels International, Inc. 2006 Long-Term Incentive Plan

10.02(b)	Choice Hotels International Inc., Executive Incentive Compensation Plan

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

_______________________

*	Filed herewith

(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Registration Statement on Form S-4, filed August 31, 1998 (Reg. No. 333-62543).

(b)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc's Current Report of Form 8-K filed May 1, 2013.

(c)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed February 16, 2010.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

August 9, 2013	By:	/S/ DAVID L. WHITE
David L. White
Senior Vice President, Chief Financial Officer & Treasurer