Form 10-Q
period 2013-09-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2013-11-12
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2013
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

CLASS	SHARES OUSTANDING AT SEPTEMBER 30, 2013
Common Stock, Par Value $0.01 per share	58,570,858

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
REVENUES:
Royalty fees	$83,107	$80,845	$201,222	$194,762
Initial franchise and relicensing fees	4,650	3,247	12,843	8,953
Procurement services	4,708	3,839	16,204	13,990
Marketing and reservation	126,296	119,062	302,381	284,624
Hotel operations	1,310	1,238	3,600	3,440
Other	3,091	2,182	7,362	7,434
Total revenues	223,162	210,413	543,612	513,203

OPERATING EXPENSES:
Selling, general and administrative	26,982	23,170	84,078	72,073
Depreciation and amortization	2,379	1,995	7,074	5,989
Marketing and reservation	126,296	119,062	302,381	284,624
Hotel operations	956	933	2,742	2,609
Total operating expenses	156,613	145,160	396,275	365,295

Operating income	66,549	65,253	147,337	147,908
OTHER INCOME AND EXPENSES, NET:
Interest expense	10,757	10,166	32,334	16,823
Interest income	(676)	(425)	(1,979)	(1,156)
Loss on extinguishment of debt	—	526	—	526
Other (gains) and losses	(703)	(511)	(1,266)	(2,137)
Equity in net (income) loss of affiliates	(421)	(171)	(340)	12
Total other income and expenses, net	8,957	9,585	28,749	14,068
Income before income taxes	57,592	55,668	118,588	133,840
Income taxes	16,080	11,291	33,319	37,604
Net income	$41,512	$44,377	$85,269	$96,236

Basic earnings per share	$0.71	$0.77	$1.46	$1.66
Diluted earnings per share	$0.70	$0.76	$1.45	$1.65
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED, IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$41,512	$44,377	$85,269	$96,236
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	215	215	646	646
Foreign currency translation adjustment	512	211	(1,800)	191
Amortization of pension related costs, net of tax:
Actuarial loss (net of income tax of $12 and $36 for the three and nine months ended September 30, 2012, respectively)	—	20	—	60
Other comprehensive income (loss), net of tax	727	446	(1,154)	897
Comprehensive income	$42,239	$44,823	$84,115	$97,133

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED, IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	September 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$161,138	$134,177
Receivables (net of allowance for doubtful accounts of $10,324 and $10,820, respectively)	62,605	52,270
Income taxes receivable	—	2,732
Deferred income taxes	4,136	4,136
Investments, employee benefit plans, at fair value	386	3,486
Other current assets	30,002	36,669
Total current assets	258,267	233,470
Property and equipment, at cost, net	65,540	51,651
Goodwill	65,813	65,813
Franchise rights and other identifiable intangibles, net	10,875	13,473
Advances, marketing and reservation activities	32,564	42,179
Investments, employee benefit plans, at fair value	14,950	12,755
Deferred income taxes	19,496	15,418
Other assets	88,204	76,013
Total assets	$555,709	$510,772
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$40,758	$38,714
Accrued expenses	43,475	55,552
Deferred revenue	61,401	71,154
Current portion of long-term debt	9,132	8,195
Deferred compensation and retirement plan obligations	2,439	2,522
Income taxes payable	21,906	—
Total current liabilities	179,111	176,137
Long-term debt	815,957	847,150
Deferred compensation and retirement plan obligations	21,219	20,399
Other liabilities	24,146	15,990
Total liabilities	1,040,433	1,059,676
Commitments and Contingencies
SHAREHOLDERS’ DEFICIT
Common stock, $0.01 par value, 160,000,000 shares authorized; 95,345,362 shares issued at September 30, 2013 and December 31, 2012 and 58,570,858 and 58,171,059 shares outstanding at September 30, 2013 and December 31, 2012, respectively	586	582
Additional paid-in-capital	114,571	110,246
Accumulated other comprehensive loss	(5,370)	(4,216)
Treasury stock (36,774,504 and 37,174,303 shares at September 30, 2013 and December 31, 2012, respectively), at cost	(919,516)	(927,776)
Retained earnings	325,005	272,260
Total shareholders’ deficit	(484,724)	(548,904)
Total liabilities and shareholders’ deficit	$555,709	$510,772
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, IN THOUSANDS)

	Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$85,269	$96,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,074	5,989
Provision for bad debts, net	2,054	1,802
Non-cash stock compensation and other charges	8,638	7,306
Non-cash interest and other (income) loss	1,057	(633)
Deferred income taxes	(4,118)	(1,627)
Loss on extinguishment of debt	—	526
Dividends received from equity method investments	1,109	855
Equity in net (income) loss of affiliates	(340)	12
Changes in assets and liabilities:
Receivables	(13,699)	(17,405)
Advances to/from marketing and reservation activities, net	23,756	20,811
Forgivable notes receivable, net	(5,722)	(2,853)
Accounts payable	1,280	5,980
Accrued expenses	(22,757)	(10,309)
Income taxes payable/receivable	24,638	12,786
Deferred revenue	(9,686)	8,018
Other assets	(2,395)	(7,458)
Other liabilities	8,851	(1,613)
Net cash provided by operating activities	105,009	118,423
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(26,442)	(12,525)
Equity method investments	(3,761)	(9,454)
Issuance of mezzanine and other notes receivable	—	(4,236)
Collections of mezzanine and other notes receivable	224	110
Purchases of investments, employee benefit plans	(1,845)	(1,191)
Proceeds from sales of investments, employee benefit plans	4,052	10,909
Other items, net	(578)	(322)
Net cash used in investing activities	(28,350)	(16,709)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) pursuant to revolving credit facilities	(27,500)	16,725
Proceeds from issuance of long-term debt	3,360	543,500
Principal payments on long-term debt	(6,158)	(502)
Purchase of treasury stock	(3,684)	(22,227)
Dividends paid	(22,026)	(632,751)
Excess tax benefits from stock-based compensation	1,216	793
Debt issuance costs	—	(4,753)
Proceeds from exercise of stock options	6,677	4,695
Net cash used in financing activities	(48,115)	(94,520)
Net change in cash and cash equivalents	28,544	7,194
Effect of foreign exchange rate changes on cash and cash equivalents	(1,583)	813
Cash and cash equivalents at beginning of period	134,177	107,057
Cash and cash equivalents at end of period	$161,138	$115,064
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Income taxes, net of refunds	$12,990	$25,700
Interest	$42,244	$15,666
Non-cash investing and financing activities:
Dividends declared but not paid	$10,773	$10,677
Issuance of restricted shares of common stock	$8,397	$9,517
Issuance of performance vested restricted stock units	$1,298	$—
Investment in property and equipment acquired in accounts payable	$763	$—
Debt issuance costs	$—	$6,500

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
The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2012 and notes thereto included in the Company’s Form 10-K, filed with the SEC on February 28, 2013 (the “10-K”). Interim results are not necessarily indicative of the entire year results. All inter-company transactions and balances between Choice Hotels International, Inc. and its subsidiaries have been eliminated in consolidation.
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
Revision to Prior Period Financial Statements
In connection with the preparation of the consolidated financial statements for the second quarter of 2013, a misapplication of GAAP was identified related to the presentation of cash flows pursuant to forgivable notes receivable. Previously, the Company applied Accounting Standards Codification ("ASC") 230 "Statement of Cash Flows" paragraphs 12 and 13 when reporting cash outflows and cash collections related to these notes receivable and as a result reported these items as cash flows from investing activities. In second quarter of 2013 and the following periods, the Company has revised its presentation of these cash flows in accordance with ASC 230 paragraphs 22 and 23 to reclassify them to operating activities on the Company's Consolidated Statements of Cash Flows.
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
In accordance with ASC 250 (SEC's Staff Accounting Bulletin 99, "Materiality"), the Company assessed the materiality of the misapplication of GAAP and concluded that the reclassification of these cash flows was not material to any of its previously issued annual or interim financial statements. In accordance with the accounting guidance in ASC 250 (SEC Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements"), the Company has revised its previously issued financial statements to correct the presentation of these cash flows in both the current and future quarterly and annual filings beginning with the financial statements in the Quarterly Report on Form 10-Q filed on August 9, 2013 for the quarterly period ended June 30, 2013. These revisions did not impact the Company's previously reported net income, comprehensive income, assets, liabilities or shareholders' deficit.

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

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. As of September 30, 2013 and December 31, 2012, $3.4 million and $5.0 million respectively, of book overdrafts representing outstanding checks in excess of funds on deposit are included in accounts payable in the accompanying consolidated balance sheets.
The Company maintains cash balances in domestic banks, which at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation. In addition, as of September 30, 2013, the Company maintains cash balances of $149.8 million in international banks which do not provide deposit insurance.
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

Future Adoption of Recently Announced Accounting Guidance
In February 2013, the FASB issued ASU No. 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (“ASU 2013-04”). The ASU requires entities to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following: (a) The amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. Required disclosures include a description of the joint-and-several arrangement and the total outstanding amount of the obligation for all joint parties. The ASU permits entities to aggregate disclosures (as opposed to providing separate disclosures for each joint-and-several obligation). ASU 2013-04 is effective for all interim and annual periods beginning after December 15, 2013. The ASU should be applied retrospectively to obligations with joint-and-several liabilities existing at the beginning of an entity's fiscal year of adoption. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this statement will have on its financial statement presentation, if any, and will adopt the provisions of this ASU on January 1, 2014.

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

In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). ASU 2013-11 requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss ("NOL") carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The ASU does not require new recurring disclosures. The provisions of ASU 2013-11 are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application are permitted. The Company does not currently believe that the adoption of this update will have a material impact on its financial statements and will adopt the provisions of this ASU on January 1, 2014.

2.	Other Current Assets
Other current assets consist of the following:

	September 30, 2013	December 31, 2012
	(In thousands)
Notes receivable (See Note 3)	$14,126	$14,415
Prepaid expenses	12,740	10,694
Land held for sale	—	8,541
Other current assets	3,136	3,019
Total	$30,002	$36,669
Land held for sale represents the Company’s purchase of real estate as part of its program to incent franchise development in strategic markets for certain brands. The Company acquired this real estate with the intent to resell it to third-party developers for the construction of hotels operated under the Company’s brands. The real estate, which is no longer classified as land held for sale, was accounted for as assets held for sale and therefore was carried at the lower of its carrying value or its estimated fair value (based on comparable sales), less estimated costs to sell.

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
The following table shows the composition of our notes receivable balances:

	September 30, 2013			December 31, 2012
	($ in thousands)			($ in thousands)
Credit Quality Indicator	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Total	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Total
Senior	$—	$27,548	$27,548	$—	$27,549	$27,549
Subordinated	—	14,841	14,841	—	15,019	15,019
Unsecured	19,018	1,812	20,830	16,235	1,265	17,500
Total notes receivable	19,018	44,201	63,219	16,235	43,833	60,068
Allowance for losses on non-impaired loans	1,902	1,443	3,345	1,623	638	2,261
Allowance for losses on receivables specifically evaluated for impairment	—	8,453	8,453	—	8,289	8,289
Total loan reserves	1,902	9,896	11,798	1,623	8,927	10,550
Net carrying value	$17,116	$34,305	$51,421	$14,612	$34,906	$49,518
Current portion, net	$425	$13,701	$14,126	$420	$13,995	$14,415
Long-term portion, net	16,691	20,604	37,295	14,192	20,911	35,103
Total	$17,116	$34,305	$51,421	$14,612	$34,906	$49,518

The Company classifies notes receivable due within one year as other current assets and notes receivable with a maturity greater than one year as other assets in the Company’s consolidated balance sheets.

The following table summarizes the activity related to the Company’s Forgivable Notes Receivable and Mezzanine and Other Notes Receivable allowance for losses from December 31, 2012 through September 30, 2013:

	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable
	(In thousands)
Balance, December 31, 2012	$1,623	$8,927
Provisions	598	969
Recoveries	(25)	—
Write-offs	(147)	—
Other(1)	(147)	—
Balance, September 30, 2013	$1,902	$9,896

(1) Consists of default rate assumption changes
Forgivable Notes Receivable
As of September 30, 2013 and December 31, 2012, the unamortized balance of the Company's forgivable notes receivable totaled $19.0 million and $16.2 million, respectively. The Company recorded an allowance for credit losses on these forgivable notes receivable of $1.9 million and $1.6 million at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013 and December 31, 2012, the Company did not have any forgivable unsecured notes that were past due. Amortization expense included in the accompanying consolidated statements of income related to the notes for the three and nine months ended September 30, 2013 was $1.1 million and $3.0 million, respectively. Amortization expense for the three and nine months ended September 30, 2012 was $0.7 million and $2.0 million, respectively.
Mezzanine and Other Notes Receivable
The Company determined that approximately $13.2 million and $13.3 million of its mezzanine and other notes receivable were impaired at September 30, 2013 and December 31, 2012, respectively. The Company recorded allowance for credit losses on these impaired loans at September 30, 2013 and December 31, 2012 totaling $8.5 million and $8.3 million, respectively, resulting in a carrying value of impaired loans of $4.7 million and $5.0 million, respectively. The Company recognized approximately $81 thousand and $0.2 million of interest income on impaired loans during the three and nine months ended September 30, 2013, respectively, on the cash basis. The Company recognized approximately $38 thousand and $100 thousand of interest income on impaired loans during the three and nine months ended September 30, 2012, respectively, on the cash basis. The Company provided loan reserves on non-impaired loans totaling $1.4 million and $0.6 million at September 30, 2013 and December 31, 2012, respectively.
Past due balances of mezzanine and other notes receivable by credit quality indicators are as follows:

	30-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
	($ in thousands)
As of September 30, 2013
Senior	$9,500	$—	$9,500	$18,048	$27,548
Subordinated	—	10,268	10,268	4,573	14,841
Unsecured	—	47	47	1,765	1,812
	$9,500	$10,315	$19,815	$24,386	$44,201
As of December 31, 2012
Senior	$—	$—	$—	$27,549	$27,549
Subordinated	619	9,629	10,248	4,771	15,019
Unsecured	—	47	47	1,218	1,265
	$619	$9,676	$10,295	$33,538	$43,833
Subsequent to September 30, 2013, the amounts reflected in the 30-89 past due column for senior mezzanine notes receivable totaling $9.5 million were repaid in full.

Loans Acquired with Deteriorated Credit Quality
On December 2, 2011, the Company acquired an $11.5 million mortgage, held on a franchisee hotel asset, from a financial institution for $7.9 million. At the time of acquisition, the Company determined that it would be unable to collect all contractually required payments under the original mortgage terms. The contractually required payments receivable, including principal and interest, under the terms of the acquired mortgage totaled $12.0 million. The Company expects to collect $9.7 million of these contractually required payments. No prepayments were considered in the determination of contractual cash flows and cash flows expected to be collected. At both September 30, 2013 and December 31, 2012, the carrying amount of this loan, which is reported under senior mezzanine and other notes receivables, was $7.9 million and there was no allowance for uncollectable amounts. The Company's accretable yield at acquisition was $1.8 million or 7.36% and a reconciliation of the accretable yield for the nine months ended September 30, 2013 is as follows:

Accretable Yield ($ in thousands)
Balance, December 31, 2012	$1,161
Additions	—
Accretion	(433)
Disposals	—
Reclassifications from nonaccretable yield	—
Balance, September 30, 2013	$728

4.	Advances, Marketing and Reservation Activities
At September 30, 2013 and December 31, 2012, the Company had incurred cumulative marketing and reservation system expenses in excess of cumulative marketing and reservation system fees earned totaling $32.6 million and $42.2 million, respectively. These costs incurred in excess of fees collected have been deferred and recorded as an asset in the financial statements as the Company has the contractual authority to recover the deficits incurred related to marketing and reservation activities from the franchisees in the system at any given point in time.
Depreciation and amortization expense attributable to marketing and reservation activities for the three months ended September 30, 2013 and 2012 was $3.9 million and $3.7 million, respectively. Depreciation and amortization expense attributable to marketing and reservation activities for the nine months ended September 30, 2013 and 2012 was $12.0 million and $10.7 million, respectively. Interest expense attributable to marketing and reservation activities was $0.9 million for both the three months ended September 30, 2013 and 2012, respectively. Interest expense attributable to marketing and reservation activities was $2.8 million and $3.0 million for the nine months ended September 30, 2013 and 2012, respectively.
The Company evaluates the recoverability of marketing and reservation costs incurred in excess of cumulative marketing and reservation system revenues earned on a periodic basis. The Company will record a reserve when, based on current information and events, it is probable that it will be unable to recover the cumulative amounts advanced for marketing and reservation activities according to the contractual terms of the franchise agreements. These advances are considered to be unrecoverable if the expected net, undiscounted cash flows from marketing and reservation activities are less than the carrying amount of the asset. Based on the Company's analysis of projected net cash flows from marketing and reservation activities for all periods presented, the Company concluded that the cumulative advances for marketing and reservation activities recorded as an asset on the balance sheet were fully recoverable and as a result no reserves were necessary.

5.	Other Assets
Other assets consist of the following:

	September 30, 2013	December 31, 2012
	(In thousands)
Notes receivable (see Note 3)	$37,295	$35,103
Equity method investments	30,404	27,453
Deferred financing fees, net	9,509	11,174
Land	10,097	1,300
Other assets	899	983
Total	$88,204	$76,013

Land represents the Company’s purchase of real estate as part of its program to incent franchise development in strategic markets for certain brands. The Company has acquired this real estate with the intent to either resell it to third-party developers for the construction of hotels operated under the Company’s brands or contribute the land into joint ventures for the same purpose. The real estate is carried at the lower of its carrying value or its estimated fair value (based on comparable sales), less estimated costs to sell.

Variable Interest Entities

Equity method investments include investments in joint ventures totaling $27.0 million and $24.3 million at September 30, 2013 and December 31, 2012, respectively that the Company determined to be variable interest entities. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Suites hotels in strategic markets. Based on an analysis of who has the power to direct the activities that most significantly impact these entities performance and who has an obligation to absorb losses of these entities or a right to receive benefits from these entities that could potentially be significant to the entity, the Company determined that it is not the primary beneficiary of any of its joint venture investments. The Company based its quantitative analysis on the forecasted cash flows of the entity and its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and the relevant development, operating management and financial agreements. As a result, the Company's investment in these entities is accounted for under the equity method. For the three and nine months ended September 30, 2013, the Company recognized income totaling $81 thousand and $9 thousand, respectively, from these investments. For the three and nine months ended September 30, 2012, the Company recognized income totaling $75 thousand and $84 thousand, respectively, from these investments.

6.	Deferred Revenue
Deferred revenue consists of the following:

	September 30, 2013	December 31, 2012
	(In thousands)
Loyalty programs	$55,106	$64,636
Initial, relicensing and franchise fees	4,369	4,994
Procurement service fees	1,197	1,225
Other	729	299
Total	$61,401	$71,154

7.	Debt
Debt consists of the following at:

	September 30, 2013	December 31, 2012
	(In thousands)
$400 million senior unsecured notes with an effective interest rate of 5.94% at September 30, 2013 and December 31, 2012	$400,000	$400,000
$250 million senior unsecured notes with an effective interest rate of 6.19% less discount of $0.4 million and $0.5 million at September 30, 2013 and December 31, 2012	249,556	249,508
$350 million senior secured credit facility with an effective interest rate of 2.52% and 2.66% at September 30, 2013 and December 31, 2012, respectively	170,125	203,250
Economic development loans with an effective interest rate of 3.00% at September 30, 2013	3,360	—
Capital lease obligations due 2016 with an effective interest rate of 3.18% at September 30, 2013 and December 31, 2012	2,017	2,519
Other notes payable	31	68
Total debt	825,089	$855,345
Less current portion	9,132	8,195
Total long-term debt	815,957	$847,150

Senior Notes Due 2022
On June 27, 2012, the Company issued unsecured senior notes in the principal amount of $400 million ("the 2012 Senior Notes") at par, bearing a coupon of 5.75% with an effective rate of 5.94%. The 2012 Senior Notes will mature on July 1, 2022, with interest to be paid semi-annually on January 1st and July 1st. The Company used the net proceeds of this offering, after deducting underwriting discounts and commissions and other offering expenses, together with a portion of the proceeds from a new credit facility, to pay a special cash dividend totaling approximately $600.7 million paid to shareholders on August 23, 2012. The Company's 2012 Senior Notes are guaranteed jointly, severally, fully and unconditionally, subject to certain customary limitations by eight wholly-owned domestic subsidiaries.
Senior Notes Due 2020
On August 25, 2010, the Company issued unsecured senior notes in the principal amount of $250 million (“the 2010 Senior Notes”) at a discount of $0.6 million, bearing a coupon of 5.7% with an effective rate of 6.19%. The 2010 Senior Notes will mature on August 28, 2020, with interest to be paid semi-annually on February 28th and August 28th. The Company used the net proceeds from the offering, after deducting underwriting discounts and other offering expenses, to repay outstanding borrowings and for other general corporate purposes. The Company's 2010 Senior Notes are guaranteed jointly, severally, fully and unconditionally, subject to certain customary limitations by eight wholly-owned domestic subsidiaries.
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

The New Credit Facility is unconditionally guaranteed, jointly and severally, by certain of the Company's domestic subsidiaries. The subsidiary guarantors currently include the eight wholly-owned subsidiaries that guarantee the obligations under the Company's Indenture governing the terms of its 2010 and 2012 Senior Notes.
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
At September 30, 2013, the Company maintained a total leverage ratio of approximately 3.46x, a maximum secured leverage ratio of 0.72x and a minimum fixed charge coverage ratio of approximately 5.52x.
The New Credit Facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the New Credit Facility to be immediately due and payable. At September 30, 2013, the Company was in compliance with all covenants under the New Credit Facility.
At September 30, 2013, the Company had $140.6 million and $29.5 million outstanding under the Term Loan and New Revolver, respectively. At December 31, 2012, the Company had $146.3 million and $57.0 million outstanding under the Term Loan and New Revolver, respectively.
In connection with the entering into the New Credit Facility, the Company's $300 million senior unsecured revolving credit agreement, dated as of February 24, 2011, among the Company, Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders was terminated and replaced by the New Credit Facility.

Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarter relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At September 30, 2013, the Company had been advanced approximately $3.4 million pursuant to these agreements and expects to receive the remaining $1 million over the next several years, subject to annual appropriations by the governmental entities. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration of the Company's ten year corporate headquarter lease in 2023 will be forgiven in full. The advances will be included in long-term debt in Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all current performance conditions as of September 30, 2013.

8.	Accumulated Other Comprehensive Income (Loss)

The following represents the changes in accumulated other comprehensive loss, net of tax, by component for the nine months ended September 30, 2013:

	Loss on Cash Flow Hedge	Foreign Currency Items	Total
	($ in thousands)
Balance, December 31, 2012	$(6,607)	$2,391	$(4,216)
Other comprehensive income (loss) before reclassification	—	(1,800)	(1,800)
Amounts reclassified from accumulated other comprehensive income (loss)	646	—	646
Net current period other comprehensive income (loss)	646	(1,800)	(1,154)
Balance, September 30, 2013	$(5,961)	$591	$(5,370)

The amounts reclassified from other accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2013 were reclassified to the following line items in the Company's Consolidated Statements of Income.

Component	Amount Reclassified from Accumulated Other Comprehensive Income(Loss)		Affected Line Item in the Consolidated Statement of Net Income
	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	($ in thousands)
Loss on cash flow hedge
Interest rate contract	$215	$646	Interest expense
	—	—	Tax (expense) benefit
	$215	$646	Net of tax

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
In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan (“EDCP”) which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust. Prior to January 1, 2010, participants could elect an investment return of either the annual yield of the Moody's Average Corporate Bond Rate Yield Index plus 300 basis points, or a return based on a selection of available diversified investment options. Effective January 1, 2010, the Moody's Average Corporate Bond Rate Yield Index plus 300 basis points is no longer an investment option for salary deferrals made on compensation earned after December 31, 2009. The Company recorded current and long-term deferred compensation liabilities of $10.9 million and $11.7 million, as of September 30, 2013 and December 31, 2012, respectively, related to these deferrals and credited investment returns. Compensation expense is recorded in SG&A expense on the Company's consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. Compensation expense recorded in SG&A related to the EDCP for the three months ended

September 30, 2013 and 2012 was $0.3 million and $0.2 million, respectively. Compensation expense recorded in SG&A related to the EDCP for the nine months ended September 30, 2013 and 2012 was $0.7 million for both periods.
The Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that partially offset the earnings credited to the participants. The diversified investments held in the trusts totaled $3.8 million and $6.0 million as of September 30, 2013 and December 31, 2012, respectively, and are recorded at their fair value, based on quoted market prices. At September 30, 2013, the Company expects $0.4 million of the assets held in the trusts to be distributed to participants during the next twelve months. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment gains related to the EDCP during the three months ended September 30, 2013 and 2012 of approximately $0.2 million and $0.1 million, respectively. The Company recorded investment gains related to the EDCP during the nine months ended September 30, 2013 and 2012 of approximately $0.3 million and $1.2 million, respectively. In addition, the EDCP Plan held shares of the Company's common stock with a market value of $0.2 million and $0.1 million at September 30, 2013 and December 31, 2012, respectively, which were recorded as a component of shareholders' deficit.
In 1997, the Company adopted the Choice Hotels International, Inc. Non-Qualified Retirement Savings and Investment Plan (“Non-Qualified Plan”). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. As of September 30, 2013 and December 31, 2012, the Company had recorded a deferred compensation liability of $12.8 million and $11.2 million, respectively, related to these deferrals. Compensation expense is recorded in SG&A expense on the Company's consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. The net increase in compensation expense recorded in SG&A related to the Non-Qualified Plan for the three months ended September 30, 2013 and 2012 was $0.6 million and $0.2 million, respectively. The net increase in compensation expense recorded in SG&A related to the Non-Qualified Plan for the nine months ended September 30, 2013 and 2012 was $1.3 million and $0.8 million, respectively.
The diversified investments held in the trusts were $11.6 million and $10.2 million as of September 30, 2013 and December 31, 2012, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment gains related to the Non-Qualified Plan during the three months ended September 30, 2013 and 2012 of approximately $0.5 million and $0.4 million, respectively. The Company recorded investment gains related to the Non-Qualified Plan during the nine months ended September 30, 2013 and 2012 of approximately $1.1 million and $1.0 million, respectively. In addition, the Non-Qualified Plan held shares of the Company's common stock with a market value of $1.2 million and $1.0 million at September 30, 2013 and December 31, 2012, respectively, which are recorded as a component of shareholders' deficit.

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

As of September 30, 2013 and December 31, 2012, the Company had the following assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets (in thousands)
As of September 30, 2013
Money market funds, included in cash and cash equivalents	$50,001	$—	$50,001	$—
Mutual funds(1)	13,201	13,201	—	—
Money market funds(1)	2,135	—	2,135	—
	$65,337	$13,201	$52,136	$—
As of December 31, 2012
Money market funds, included in cash and cash equivalents	$20,001	$—	$20,001	$—
Mutual funds(1)	11,884	11,884	—	—
Money market funds(1)	4,357	—	4,357	—
	$36,242	$11,884	$24,358	$—
________________________

(1)	Included in Investments, employee benefit plans fair value on the consolidated balance sheets.
The Company's policy is to recognize transfers in and transfers out of the three levels of the fair value hierarchy as of the end of each quarterly reporting period. There were no transfers between Level 1, 2 and 3 assets during the three and nine months ended September 30, 2013.
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
The fair value of the Company's $250 million and $400 million senior notes are classified as Level 2 as the significant inputs are observable in an active market. At September 30, 2013 and December 31, 2012, the $250 million senior notes had an approximate fair value of $256.9 million and $271.6 million, respectively. At September 30, 2013 and December 31, 2012, the $400 million senior notes had an approximate fair value of $412.0 million and $442.0 million, respectively.

Fair values estimated are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment.  Settlement of such fair value amounts may not be possible and may not be a prudent management decision.

11.	Income Taxes
The effective income tax rates were 27.9% and 20.3% for the three months ended September 30, 2013 and 2012, respectively. The effective income tax rates were 28.1% for both the nine months ended September 30, 2013 and 2012, respectively.
The effective income tax rate for the three and nine months ended September 30, 2013 and 2012, were lower than the U.S federal income tax rate of 35% due to the recurring impact of foreign operations, partially offset by state taxes, and reflect adjustments to our federal accruals. Additionally, the effective income tax rate for the nine months ended September 30, 2013 was further reduced by the release of a valuation allowance on local country tax refunds received by our foreign subsidiary, settlements of unrecognized tax positions and by legislation retroactively extending the U.S. controlled foreign corporation look-through rule. The effective income tax rates for the three and nine months ended September 30, 2012 also reflect a nonrecurring favorable adjustment of $4.5 million related to foreign operations.

12.	Share-Based Compensation and Capital Stock
Stock Options
No stock options were granted during the three month periods ended September 30, 2013 and 2012. The Company granted 0.2 million and 0.2 million options to certain employees of the Company at a fair value of $1.7 million and $1.6 million for the nine months ended September 30, 2013 and 2012, respectively. The stock options granted by the Company had an exercise price equal to the market price of the Company's common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

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
The aggregate intrinsic value of the stock options outstanding and exercisable at September 30, 2013 was $29.6 million and $23.4 million, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2013 and 2012 was approximately $0.5 million and $0.5 million, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2013 and 2012 was approximately $3.4 million and $1.0 million, respectively.

The Company received approximately $0.7 million and $4.3 million in proceeds from the exercise of 29,008 and 109,996 employee stock options during the three month periods ended September 30, 2013 and 2012, respectively. The Company received approximately $6.7 million and $4.7 million in proceeds from the exercise of 263,073 and 135,200 employee stock options during the nine month periods ended September 30, 2013 and 2012, respectively.
Restricted Stock
The following table is a summary of activity related to restricted stock grants:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Restricted share grants	7,646	7,672	223,045	266,159
Weighted average grant date fair value per share	$39.24	$32.59	$37.65	$35.76
Aggregate grant date fair value ($000)	$300	$250	$8,397	$9,517
Restricted shares forfeited	25	13,619	27,953	23,921
Vesting service period of shares granted	36 months	36 months	12 - 48 months	12 - 68 months
Grant date fair value of shares vested ($000)	$94	$75	$8,569	$6,693
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
Performance Vested Restricted Stock Units
The Company has granted performance vested restricted stock units (“PVRSU”) to certain employees. The fair value is measured by the market price of the Company's common stock on the date of the grant. The vesting of these stock awards is contingent upon the Company achieving performance targets at the end of specified performance periods and the employees' continued employment. The performance conditions affect the number of shares that will ultimately vest. The range of possible stock-based award vesting is generally between 0% and 200% of the initial target. If minimum performance targets are not attained then no awards will vest under the terms of the various PVRSU agreements. Compensation expense related to these awards is recognized over the requisite service period based on the Company's estimate of the achievement of the various performance targets. The Company has currently estimated that between 81% and 165% of the various award targets will be achieved. Compensation expense is recognized ratably over the requisite service period only on those PVRSUs that ultimately vest.
The following table is a summary of activity related to PVRSU grants:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Performance vested restricted stock units granted at target	—	6,137	58,902	100,046
Weighted average grant date fair value per share	$—	$32.59	$36.76	$35.68
Aggregate grant date fair value ($000)	$—	$200	$2,165	$3,570
Stock units forfeited	—	—	—	57,176
Requisite service period	—	41 months	22-36 months	36-60 months
During the three months ended September 30, 2013 and 2012, no PVRSU grants vested. During the nine months ended September 30, 2013, a total of 39,816 PVRSU grants vested at a fair value of $1.3 million. These PVRSU grants were initially granted at a target of 30,624 units. However, since the Company exceeded targeted performance conditions contained in the stock awards granted in prior periods by 130%, an additional 9,192 shares were earned and issued. During the nine months ended September 30, 2012, PVRSU grants totaling 57,176 units were terminated in accordance with an amended and restated employment agreement.

A summary of stock-based award activity as of September 30, 2013 and changes during the nine months ended are presented below:

	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	1,934,034	$25.80		606,547	$35.17	170,116	$35.56
Granted	173,413	36.76		223,045	37.65	58,902	36.76
Performance based leveraging (1)	—	—		—	—	9,192	32.60
Exercised/Vested	(263,073)	25.38		(227,890)	33.94	(39,816)	32.60
Expired	(75,473)	36.99		—	—	—	—
Forfeited	—	—		(27,953)	35.30	—	—
Outstanding at September 30, 2013	1,768,901	$26.46	3.2 years	573,749	$36.61	198,394	$36.37
Options exercisable at September 30, 2013	1,265,481	$24.70	2.4 years
_________________________________
(1)PVRSU shares have been increased by 9,192 units due to the Company exceeding the targeted performance conditions contained in PVRSUs granted in prior periods during the nine months ended September 30, 2013.
The components of the Company’s pretax stock-based compensation expense and associated income tax benefits are as follows for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2013	2012	2013	2012
Stock options	$0.3	$0.5	$1.3	$1.6
Restricted stock	2.1	1.8	5.7	5.7
Performance vested restricted stock units	0.5	0.8	1.7	1.3
Total	$2.9	$3.1	$8.7	$8.6
Income tax benefits	$1.1	$1.1	$3.2	$3.2
Dividends

The Company currently pays a quarterly dividend on its common stock of 0.185 per share, however the declaration of future dividends are subject to the discretion of the board of directors.  In the fourth quarter of 2012, the Company's board of directors elected to pay prior to December 31, 2012 the regular quarterly dividend initially scheduled to be paid in the first quarter of 2013. During the three and nine months ended September 30, 2013, the Company declared dividends totaling $0.185 and $0.56 per share or approximately $10.8 million and $32.3 million in the aggregate, respectively.
In addition, during the nine months ended September 30, 2013, the Company paid previously declared dividends totaling $0.5 million that were contingent upon the vesting of performance vested restricted units. No dividends on performance vested restricted units were paid during the three months ended September 30, 2013. No dividends on performance vested restricted units were paid during the three and nine months ended September 30, 2012.
During the three and nine months ended September 30, 2012, the Company declared regular quarterly cash dividends totaling $0.185 and $0.56 per share or approximately $10.7 million and $32.1 million in the aggregate, respectively. In addition, during the three and nine months ended September 30, 2012, the Company's board of directors declared a special cash dividend to common shareholders in the amount of $10.41 per share or approximately $600.7 million.

Share Repurchases and Redemptions
No shares of common stock were purchased by the Company under the share repurchase program during the three and nine months ended September 30, 2013 and no shares of common stock were repurchased under the program during the three months ended September 30, 2012. During the nine months ended September 30, 2012, the Company purchased 0.5 million shares of common stock under the share repurchase program at a total cost of $19.9 million.
During the three and nine months ended September 30, 2013, the Company redeemed 795 and 98,182 shares of common stock at a total cost of approximately $32 thousand and $3.7 million from employees to satisfy statutory minimum tax requirements from the vesting of restricted stock and performance vested restricted stock unit grants. During the three and nine months ended September 30, 2012, the Company redeemed 1,525 and 64,037 shares of common stock at a total cost of approximately $0.1 million and $2.3 million from employees to satisfy statutory minimum tax requirements from the vesting of restricted stock grants. These redemptions were outside the share repurchase program initiated in June 1998.

13.	Earnings Per Share
The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Computation of Basic Earnings Per Share:
Net income	$41,512	$44,377	$85,269	$96,236
Income allocated to participating securities	(404)	(470)	(851)	(1,016)
Net income available to common shareholders	$41,108	$43,907	$84,418	$95,220
Weighted average common shares outstanding – basic	57,978	57,388	57,884	57,455
Basic earnings per share	$0.71	$0.77	$1.46	$1.66
Computation of Diluted Earnings Per Share:
Net income	$41,512	$44,377	$85,269	$96,236
Income allocated to participating securities	(402)	(493)	(848)	(1,032)
Net income available to common shareholders	$41,110	$43,884	$84,421	$95,204
Weighted average common shares outstanding – basic	57,978	57,388	57,884	57,455
Diluted effect of stock options and PVRSUs	394	225	383	157
Weighted average shares outstanding – diluted	58,372	57,613	58,267	57,612
Diluted earnings per share	$0.70	$0.76	$1.45	$1.65

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
At September 30, 2013 and 2012, the Company had 1.8 million and 2.1 million outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the period, unless the stock options would be anti-dilutive. For the three and nine month periods ended September 30, 2013, the Company did not exclude any anti-dilutive stock options from the diluted earnings per share calculation. For each the three and nine month periods ended September 30, 2012, the Company excluded 0.3 million of anti-dilutive stock options from the diluted earnings per share calculation.
PVRSUs are also included in the diluted earnings per share calculation when the performance conditions have been met at the reporting date. However, at September 30, 2013 and 2012, PVRSUs totaling 198,394 and 152,639, respectively, were excluded from the computation since the performance conditions had not been met.

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

Certain revisions have been made to correct immaterial errors in the condensed consolidating statement of income for the three and nine months ended September 30, 2012 and condensed consolidating statement of cash flows for the nine months ended September 30, 2012.  The revisions to the condensed consolidating statement of income decreased the Guarantor's marketing and reservation expense and total operating expenses by $0.8 million and $3.0 million for the three and nine months ended September 30, 2012, respectively. The revisions also increased the Guarantor's interest expense and total other income and expenses, net by $0.8 million and $3.0 million for the three and nine months ended September 30, 2012, respectively. These revisions had offsetting adjustments to the same items in the Eliminations column. The following tables present the effect of the correction of these immaterial errors on selected line items in the Company's Guarantor Condensed Consolidating Statements of Income for the three and nine months ended September 30, 2012.

	For the Three Months Ended September 30, 2012			For the Nine Months Ended September 30, 2012
	(in thousands)
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Marketing and reservation expense	$89,498	$(843)	$88,655	$244,861	$(2,954)	$241,907
Total operating expenses	111,041	(843)	110,198	314,261	(2,954)	311,307
Operating income (loss)	(2,470)	843	(1,627)	5,812	2,954	8,766
Interest expense	(839)	843	4	(2,914)	2,954	40
Total other income and expenses, net	(1,350)	843	(507)	(5,051)	2,954	(2,097)

The condensed consolidating statements of cash flows for the nine months ended September 30, 2012 has been revised from prior filings to reflect the reclassification of certain operating, investing and financing cash flows related to inter-company investment transactions between wholly-owned subsidiaries. The revisions to the condensed consolidating statement of cash flows increased the Guarantors net cash provided (used) by operating activities and decreased investment in affiliates and net cash used in investing activities by $9.7 million and decreased the Non-Guarantor's net cash provided (used) by operating activities and increased proceeds from contributions from affiliates and net cash provided (used) by financing activities by $9.7 million for the nine months ended September 30, 2012, with corresponding offsetting adjustments to the same items in the Eliminations column.  In addition, as described in Note 1 to the Company's Consolidated Financial Statements, the consolidated statements of cash flows have been revised for the correction of the misapplication of GAAP related to the presentation of cash flows from the Company's forgivable notes receivable. As a result of this revision, the Guarantors net cash provided (used) by operating activities and net cash used in investing activities were each decreased by $2.9 million for the nine months ended September 30, 2012. The following tables present the effect of the correction for the aforementioned items on selected line items included in the Company's Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2012:

	For the Nine Months Ended September 30, 2012
	Guarantor			Non-Guarantor
	(in thousands)
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Net cash provided (used) by operating activities	$(1,928)	$6,869	$4,941	$36,131	$(9,721)	$26,410
Investing Activities:
Issuance of mezzanine and other notes receivable	(3,068)	3,068	—	—	—	—
Collection of mezzanine and other notes receivable	216	(216)	—	—	—	—
Advances to and investments in affiliates	—	(9,721)	(9,721)	—	—	—
Net cash provided (used) in investing activities	1,649	(6,869)	(5,220)	(9,636)	—	(9,636)
Financing Activities:
Proceeds from contributions from affiliates	—	—	—	—	9,721	9,721
Net cash provided (used) by financing activities	122	—	122	(14)	9,721	9,707

The Company assessed the materiality of the revisions noted above and concluded that they are not material to any of our previously issued annual or interim condensed consolidating financial statements.

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Three Months Ended September 30, 2013
(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$76,645	$25,161	$11,279	$(29,978)	$83,107
Initial franchise and relicensing fees	4,419	—	231	—	4,650
Procurement services	4,375	—	333	—	4,708
Marketing and reservation	114,117	96,626	5,577	(90,024)	126,296
Other items, net	2,778	1,310	313	—	4,401
Total revenues	202,334	123,097	17,733	(120,002)	223,162
OPERATING EXPENSES:
Selling, general and administrative	30,619	22,867	3,474	(29,978)	26,982
Marketing and reservation	119,002	92,747	4,571	(90,024)	126,296
Other items, net	828	2,285	222	—	3,335
Total operating expenses	150,449	117,899	8,267	(120,002)	156,613
Operating income	51,885	5,198	9,466	—	66,549
OTHER INCOME AND EXPENSES, NET:
Interest expense	10,691	61	5	—	10,757
Equity in earnings of consolidated subsidiaries	(13,329)	—	—	13,329	—
Other items, net	(577)	(697)	(526)	—	(1,800)
Total other income and expenses, net	(3,215)	(636)	(521)	13,329	8,957
Income before income taxes	55,100	5,834	9,987	(13,329)	57,592
Income taxes	13,588	2,052	440	—	16,080
Net income	$41,512	$3,782	$9,547	$(13,329)	$41,512

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Three Months Ended September 30, 2012
(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$74,186	$16,347	$22,925	$(32,613)	$80,845
Initial franchise and relicensing fees	2,996	—	251	—	3,247
Procurement services	3,489	—	350	—	3,839
Marketing and reservation	109,793	90,986	4,783	(86,500)	119,062
Other items, net	1,991	1,238	191	—	3,420
Total revenues	192,455	108,571	28,500	(119,113)	210,413
OPERATING EXPENSES:
Selling, general and administrative	39,781	19,525	(3,523)	(32,613)	23,170
Marketing and reservation	111,831	88,655	4,233	(85,657)	119,062
Other items, net	706	2,018	204	—	2,928
Total operating expenses	152,318	110,198	914	(118,270)	145,160
Operating income	40,137	(1,627)	27,586	(843)	65,253
OTHER INCOME AND EXPENSES, NET:
Interest expense	11,005	4	—	(843)	10,166
Equity in earnings of consolidated subsidiaries	(27,029)	—	—	27,029	—
Other items, net	215	(511)	(285)	—	(581)
Total other income and expenses, net	(15,809)	(507)	(285)	26,186	9,585
Income before income taxes	55,946	(1,120)	27,871	(27,029)	55,668
Income taxes	11,569	(647)	369	—	11,291
Net income	$44,377	$(473)	$27,502	$(27,029)	$44,377

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2013
(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$183,063	$84,477	$31,452	$(97,770)	$201,222
Initial franchise and relicensing fees	12,074	—	769	—	12,843
Procurement services	15,559	—	645	—	16,204
Marketing and reservation	267,491	267,308	14,953	(247,371)	302,381
Other items, net	6,581	3,600	781	—	10,962
Total revenues	484,768	355,385	48,600	(345,141)	543,612
OPERATING EXPENSES:
Selling, general and administrative	94,693	77,279	9,876	(97,770)	84,078
Marketing and reservation	278,703	257,107	13,942	(247,371)	302,381
Other items, net	2,301	6,890	625	—	9,816
Total operating expenses	375,697	341,276	24,443	(345,141)	396,275
Operating income	109,071	14,109	24,157	—	147,337
OTHER INCOME AND EXPENSES, NET:
Interest expense	32,210	111	13	—	32,334
Equity in earnings of consolidated subsidiaries	(33,215)	—	—	33,215	—
Other items, net	(1,689)	(1,261)	(635)	—	(3,585)
Total other income and expenses, net	(2,694)	(1,150)	(622)	33,215	28,749
Income before income taxes	111,765	15,259	24,779	(33,215)	118,588
Income taxes	26,496	6,058	765	—	33,319
Net income	$85,269	$9,201	$24,014	$(33,215)	$85,269

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2012
(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$175,862	$68,622	$39,781	$(89,503)	$194,762
Initial franchise and relicensing fees	8,459	—	494	—	8,953
Procurement services	13,349	—	641	—	13,990
Marketing and reservation	252,951	248,011	13,892	(230,230)	284,624
Other items, net	6,958	3,440	476	—	10,874
Total revenues	457,579	320,073	55,284	(319,733)	513,203
OPERATING EXPENSES:
Selling, general and administrative	92,804	63,544	5,228	(89,503)	72,073
Marketing and reservation	256,936	241,907	13,057	(227,276)	284,624
Other items, net	2,117	5,856	625	—	8,598
Total operating expenses	351,857	311,307	18,910	(316,779)	365,295
Operating income	105,722	8,766	36,374	(2,954)	147,908
OTHER INCOME AND EXPENSES, NET:
Interest expense	19,731	40	6	(2,954)	16,823
Equity in earnings of consolidated subsidiaries	(42,075)	—	—	42,075	—
Other items, net	(274)	(2,137)	(344)	—	(2,755)
Total other income and expenses, net	(22,618)	(2,097)	(338)	39,121	14,068
Income before income taxes	128,340	10,863	36,712	(42,075)	133,840
Income taxes	32,104	4,663	837	—	37,604
Net income	$96,236	$6,200	$35,875	$(42,075)	$96,236

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended September 30, 2013
(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net income	$41,512	$3,782	$9,547	$(13,329)	$41,512
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	215	—	—	—	215
Foreign currency translation adjustment	512	—	512	(512)	512
Other comprehensive income (loss), net of tax	727	—	512	(512)	727
Comprehensive income	$42,239	$3,782	$10,059	$(13,841)	$42,239

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended September 30, 2012
(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net income (loss)	$44,377	$(473)	$27,502	$(27,029)	$44,377
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	215	—	—	—	215
Foreign currency translation adjustment	211	1	209	(210)	211
Amortization of pension related costs, net of tax:
Actuarial loss	20	20	—	(20)	20
Other comprehensive income (loss), net of tax	446	21	209	(230)	446
Comprehensive income	$44,823	$(452)	$27,711	$(27,259)	$44,823

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Nine Months Ended September 30, 2013
(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net income	$85,269	$9,201	$24,014	$(33,215)	$85,269
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	646	—	—	—	646
Foreign currency translation adjustment	(1,800)	—	(1,800)	1,800	(1,800)
Other comprehensive income (loss), net of tax	(1,154)	—	(1,800)	1,800	(1,154)
Comprehensive income	$84,115	$9,201	$22,214	$(31,415)	$84,115

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Nine Months Ended September 30, 2012
(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net income	$96,236	$6,200	$35,875	$(42,075)	$96,236
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	646	—	—	—	646
Foreign currency translation adjustment	191	5	171	(176)	191
Amortization of pension related costs, net of tax:
Actuarial loss	60	60	—	(60)	60
Other comprehensive income (loss), net of tax	897	65	171	(236)	897
Comprehensive income	$97,133	$6,265	$36,046	$(42,311)	$97,133

Choice Hotels International, Inc.
Condensed Consolidating Balance Sheet
As of September 30, 2013
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$10,921	$437	$149,780	$—	$161,138
Receivables, net	54,842	1,963	5,800	—	62,605
Other current assets	36,200	13,271	728	(15,675)	34,524
Total current assets	101,963	15,671	156,308	(15,675)	258,267
Property and equipment, at cost, net	11,351	53,331	858	—	65,540
Goodwill	60,620	5,193	—	—	65,813
Franchise rights and other identifiable intangibles, net	7,113	2,251	1,511	—	10,875
Advances, marketing and reservation activities	32,564	—	—	—	32,564
Investments, employee benefit plans, at fair value	—	14,950	—	—	14,950
Investment in affiliates	362,158	27,307	—	(389,465)	—
Advances to affiliates	13,985	203,917	10,613	(228,515)	—
Deferred income taxes	—	29,184	1,058	(10,746)	19,496
Other assets	30,113	27,839	30,252	—	88,204
Total assets	$619,867	$379,643	$200,600	$(644,401)	$555,709
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$9,098	$27,757	$3,903	$—	$40,758
Accrued expenses	19,397	22,098	1,980	—	43,475
Deferred revenue	5,995	54,666	740	—	61,401
Current portion of long-term debt	8,437	684	11	—	9,132
Deferred compensation & retirement plan obligations	—	2,439	—	—	2,439
Other current liabilities	13,503	23,616	462	(15,675)	21,906
Total current liabilities	56,430	131,260	7,096	(15,675)	179,111
Long-term debt	811,243	4,694	20	—	815,957
Deferred compensation & retirement plan obligations	—	21,212	7	—	21,219
Advances from affiliates	220,721	403	7,390	(228,514)	—
Other liabilities	16,197	18,211	484	(10,746)	24,146
Total liabilities	1,104,591	175,780	14,997	(254,935)	1,040,433
Total shareholders’ (deficit) equity	(484,724)	203,863	185,603	(389,466)	(484,724)
Total liabilities and shareholders’ deficit	$619,867	$379,643	$200,600	$(644,401)	$555,709

Choice Hotels International, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2012
(In Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$8,420	$407	$125,350	$—	$134,177
Receivables, net	44,344	1,797	6,129	—	52,270
Other current assets	41,897	20,110	3,528	(18,512)	47,023
Total current assets	94,661	22,314	135,007	(18,512)	233,470
Property and equipment, at cost, net	11,307	39,298	1,046	—	51,651
Goodwill	60,620	5,193	—	—	65,813
Franchise rights and other identifiable intangibles, net	8,669	2,715	2,089	—	13,473
Advances, marketing and reservation activities	42,179	—	—	—	42,179
Investments, employee benefit plans, at fair value	—	12,755	—	—	12,755
Investment in affiliates	329,038	26,194	—	(355,232)	—
Advances to affiliates	14,252	206,770	13,479	(234,501)	—
Deferred income taxes	—	28,539	640	(13,761)	15,418
Other assets	32,085	18,925	25,003	—	76,013
Total assets	$592,811	$362,703	$177,264	$(622,006)	$510,772
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$5,930	$28,525	$4,259	$—	$38,714
Accrued expenses	18,582	34,576	2,394	—	55,552
Deferred revenue	17,239	53,081	834	—	71,154
Current portion of long-term debt	7,500	675	20	—	8,195
Deferred compensation and retirement plan obligations	—	2,522	—	—	2,522
Other current liabilities	—	17,722	790	(18,512)	—
Total current liabilities	49,251	137,101	8,297	(18,512)	176,137
Long-term debt	845,257	1,845	48	—	847,150
Deferred compensation & retirement plan obligations	—	20,390	9	—	20,399
Advances from affiliates	226,917	189	7,395	(234,501)	—
Other liabilities	20,290	9,216	245	(13,761)	15,990
Total liabilities	1,141,715	168,741	15,994	(266,774)	1,059,676
Total shareholders’ (deficit) equity	(548,904)	193,962	161,270	(355,232)	(548,904)
Total liabilities and shareholders' deficit	$592,811	$362,703	$177,264	$(622,006)	$510,772

Choice Hotels International, Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2013
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$60,070	$18,718	$26,221	$—	$105,009

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(4,083)	(22,182)	(177)	—	(26,442)
Equity method investments	—	(1,481)	(2,280)	—	(3,761)
Issuance of mezzanine and other notes receivable	—	—	—	—	—
Collections of mezzanine and other notes receivable	224	—	—	—	224
Purchases of investments, employee benefit plans	—	(1,845)	—	—	(1,845)
Proceeds from sales of investments, employee benefit plans	—	4,052	—	—	4,052
Advances to and investments in affiliates	(1,000)	(1,280)	—	2,280	—
Other items, net	(578)	—	—	—	(578)

Net cash provided (used) in investing activities	(5,437)	(22,736)	(2,457)	2,280	(28,350)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments pursuant to revolving credit facilities	(27,500)	—	—	—	(27,500)
Proceeds from issuance of long-term debt	—	3,360	—	—	3,360
Principal payments on long-term debt	(5,625)	(502)	(31)	—	(6,158)
Purchase of treasury stock	(3,684)	—	—	—	(3,684)
Dividends paid	(22,026)	—	—	—	(22,026)
Excess tax benefits from stock-based compensation	26	1,190	—	—	1,216
Proceeds from contributions from affiliates	—	—	2,280	(2,280)	—
Proceeds from exercise of stock options	6,677	—	—	—	6,677
Net cash provided (used) by financing activities	(52,132)	4,048	2,249	(2,280)	(48,115)
Net change in cash and cash equivalents	2,501	30	26,013	—	28,544
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(1,583)	—	(1,583)
Cash and cash equivalents at beginning of period	8,420	407	125,350	—	134,177
Cash and cash equivalents at end of period	$10,921	$437	$149,780	$—	$161,138

Choice Hotels International, Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2012
(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$87,072	$4,941	$26,410	$—	$118,423

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(7,126)	(5,217)	(182)	—	(12,525)
Equity method investments	—	—	(9,454)	—	(9,454)
Issuance of mezzanine and other notes receivable	(4,236)	—	—	—	(4,236)
Collections of mezzanine and other notes receivable	110	—	—	—	110
Purchases of investments, employee benefit plans	—	(1,191)	—	—	(1,191)
Proceeds from sales of investments, employee benefit plans	—	10,909	—	—	10,909
Advances to and investments in affiliates	—	(9,721)	—	9,721	—
Other items, net	(322)	—	—	—	(322)
Net cash provided (used) in investing activities	(11,574)	(5,220)	(9,636)	9,721	(16,709)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings pursuant to revolving credit facilities	16,725	—	—	—	16,725
Proceeds from issuance of long-term debt	543,500	—	—	—	543,500
Principal payments on long-term debt	—	(488)	(14)	—	(502)
Purchase of treasury stock	(22,227)	—	—	—	(22,227)
Dividends paid	(632,751)	—	—	—	(632,751)
Excess tax benefits from stock-based compensation	183	610	—	—	793
Debt issuance costs	(4,753)	—	—	—	(4,753)
Proceeds from contributions from affiliates	—	—	9,721	(9,721)	—
Proceeds from exercise of stock options	4,695	—	—	—	4,695
Net cash provided (used) by financing activities	(94,628)	122	9,707	(9,721)	(94,520)
Net change in cash and cash equivalents	(19,130)	(157)	26,481	—	7,194
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	813	—	813
Cash and cash equivalents at beginning of period	23,370	432	83,255	—	107,057
Cash and cash equivalents at end of period	$4,240	$275	$110,549	$—	$115,064

15.	Reportable Segment Information

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
Financial results for the three and nine months ended September 30, 2012, have been updated to reflect the financial results for the Company's SkyTouch segment which was established as a separate segment in 2013. The financial results related to SkyTouch were previously reported as a component of Corporate & Other.
The following table presents the financial information for the Company's segments:

	Three Months Ended September 30, 2013				Three Months Ended September 30, 2012
(In thousands)	Franchising	SkyTouch Technology	Corporate & Other	Consolidated	Franchising	SkyTouch Technology	Corporate & Other	Consolidated
Revenues	$221,839	$13	$1,310	$223,162	$209,175	$—	$1,238	$210,413
Operating income (loss)	$75,085	$(3,271)	$(5,265)	$66,549	$76,290	$(720)	$(10,317)	$65,253
Income (loss) before income taxes	$75,506	$(3,271)	$(14,643)	$57,592	$76,461	$(720)	$(20,073)	$55,668

	Nine Months Ended September 30, 2013				Nine Months Ended September 30, 2012
(In thousands)	Franchising	SkyTouch Technology	Corporate & Other	Consolidated	Franchising	SkyTouch Technology	Corporate & Other	Consolidated
Revenues	$539,999	$13	$3,600	$543,612	$509,763	$—	$3,440	$513,203
Operating income (loss)	$185,491	$(8,768)	$(29,386)	$147,337	$184,096	$(2,074)	$(34,114)	$147,908
Income (loss) before income taxes	$185,831	$(8,768)	$(58,475)	$118,588	$184,084	$(2,074)	$(48,170)	$133,840

16.	Commitments and Contingencies
Except as noted below, the Company is not a party to any litigation other than litigation in the ordinary course of business. The Company's management and legal counsel do not expect that the ultimate outcome of any of its currently ongoing legal proceedings, individually or collectively, will have a material adverse effect on the Company's financial position, results of operations or cash flows.
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
Contingencies
On October 9, 2012, the Company entered into a limited payment guaranty with regards to a developer's $18.0 million bank loan for the construction of a hotel franchised under one of the Company's brands in the United States. Under the terms of the limited guaranty, the Company has agreed to guarantee 25% of the outstanding principal balance and accrued and unpaid interest, as well as any unpaid expenses incurred by the lender. The limited guaranty shall remain in effect until the maximum amount guaranteed by the Company is paid in full. In addition to the limited guaranty, the Company entered into an agreement in which the Company guarantees the completion of the construction of the hotel and an environmental indemnity agreement which indemnifies the lending institution from and against any damages relating to or arising out of possible environmental contamination issues with regards to the property.
Commitments
The Company has the following commitments outstanding at September 30, 2013:

•
The Company occasionally provides financing in the form of forgivable promissory notes or cash incentives to franchisees for property improvements, hotel development efforts and other purposes. At September 30, 2013, the Company had commitments to extend an additional $11.3 million for these purposes provided certain conditions are met by its franchisees, of which $6.5 million is expected to be advanced in the next twelve months.

•
The Company committed to make additional capital contributions totaling $4.9 million to existing joint ventures related to the construction of various hotels to be operated under the Company's Cambria Suites brand. These commitments are expected to be funded in the next twelve months.

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
During the nine months ended September 30, 2013, the Company recorded a $1.5 million charge in SG&A and marketing and reservation expenses related to salary and continuation benefits provided to employees separating from service with the Company. At September 30, 2013, the Company had approximately $0.5 million of these salary and benefits continuation payments remaining to be paid. During the nine months ended September 30, 2013, the Company paid an additional $3.0 million of termination benefits related to employee termination charges recorded in prior periods and had approximately $0.1 million of these benefits remaining to be paid. At September 30, 2013 and December 31, 2012, total termination benefits of approximately $0.6 million and $3.1 million, respectively, remained payable and were included in current and non-current liabilities in the Company's consolidated financial statements. The Company expects $0.6 million of these benefits to be paid in the next twelve months.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Choice Hotels International, Inc. and subsidiaries (together the “Company”). MD&A is provided as a supplement to-and should be read in conjunction with-our consolidated financial statements and the accompanying notes.

Overview
We are a hotel franchisor with franchise agreements representing 6,303 hotels open and 455 hotels under construction, awaiting conversion or approved for development as of September 30, 2013, with 502,663 rooms and 37,077 rooms, respectively, in 49 states, the District of Columbia and over 35 countries and territories outside the United States. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Ascend Hotel Collection®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, and Cambria Suites® (collectively, the “Choice brands”).
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
As a result of our use of master franchising relationships and international market conditions, total revenues from international franchising operations comprised 8% of our total revenues for the nine months ended September 30, 2013, while representing approximately 19% of hotels open at September 30, 2013. Therefore, our description of the franchise system is primarily focused on the domestic operations.
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
With a focus on hotel franchising instead of ownership, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our business provides opportunities to improve operating results by increasing the number of franchised hotel rooms and effective royalty rates of our franchise contracts resulting in increased initial fee and relicensing revenue, ongoing royalty fees and procurement services revenues. In addition, our operating results can also be improved through our company-wide efforts related to improving property level performance. The Company currently estimates, based on its current domestic portfolio of hotels under franchise, a 1% change in revenue per available room (“RevPAR”) or rooms under franchise would increase or decrease annual domestic royalty revenues by approximately $2.4 million and a 1 basis point change in the Company's effective royalty rate would increase or decrease annual domestic royalties by approximately $0.6 million. In addition to these revenues, we also collect marketing and reservation system fees to support centralized marketing and reservation activities for the franchise system. As a lodging franchisor, the Company currently has relatively low capital expenditure requirements.
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
We believe that executing our strategic priorities creates value for our shareholders. Our Company focuses on two key goals:
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
Historically, we have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. Since the program's inception through September 30, 2013, we have repurchased 45.3 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.1 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 78.3 million shares at an average price of $13.89 per share. The Company did not purchase any shares under the share repurchase program during the nine months ended September 30, 2013. We currently believe that our cash flows from operations will support our ability to complete the current board of directors repurchase authorization of approximately 1.4 million shares remaining as of September 30, 2013. Upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
The Company commenced paying quarterly dividends in 2004 and in 2012 the Company elected to pay a special cash dividend totaling approximately $600 million. The Company currently maintains the payment of a quarterly dividend on its common shares outstanding of $0.185 per share, however the declaration of future dividends are subject to the discretion of the board of directors. In the fourth quarter of 2012, the Company's board of directors elected to pay prior to December 31, 2012 the regular quarterly dividend initially scheduled to be paid in the first quarter of 2013. As a result, the Company did not pay a regular quarterly dividend during the first quarter of 2013. During the nine months ended September 30, 2013, we paid cash dividends totaling approximately $22.0 million. We expect to continue to pay dividends in the future, subject to declaration by our board of directors as well as to future business performance, economic conditions, changes in income tax regulations and other factors. Based on the present dividend rate and outstanding share count, we expect that aggregate annual regular dividends for 2013, excluding the first quarter payment which was paid to shareholders in December 2012, would be approximately $32.8 million.

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
In March 2013, the Company announced the launch of its newest division, SkyTouch Technology ("SkyTouch"), which develops and markets cloud-based technology products for the hotel industry. In conjunction with this new division, the Company expects to incur operating expenses ranging between $12 million and $14 million during the full year ending December 31, 2013, of which the Company has incurred approximately $8.8 million during the nine months ended September 30, 2013. These expenses primarily relate to business development, sales and marketing and continued software development.
Notwithstanding investments in SkyTouch and other alternative growth strategies, the Company expects to continue to return value to its shareholders through a combination of share repurchases and dividends, subject to the discretion of our board of directors as well as to business performance, economic conditions, changes in income tax regulations and other factors.
We believe these investments and strategic priorities, when properly implemented, will enhance our profitability, maximize our financial returns and continue to generate value for our shareholders. The ultimate measure of our success will be reflected in the items below.
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

Operations Review
Comparison of Operating Results for the Three-Month Periods Ended September 30, 2013 and 2012

Summarized financial results for the three months ended September 30, 2013 and 2012 are as follows:

(in thousands, except per share amounts)	2013	2012
REVENUES:
Royalty fees	$83,107	$80,845
Initial franchise and relicensing fees	4,650	3,247
Procurement services	4,708	3,839
Marketing and reservation	126,296	119,062
Hotel operations	1,310	1,238
Other	3,091	2,182
Total revenues	223,162	210,413
OPERATING EXPENSES:
Selling, general and administrative	26,982	23,170
Depreciation and amortization	2,379	1,995
Marketing and reservation	126,296	119,062
Hotel operations	956	933
Total operating expenses	156,613	145,160
Operating income	66,549	65,253
OTHER INCOME AND EXPENSES, NET:
Interest expense	10,757	10,166
Interest income	(676)	(425)
Loss on extinguishment of debt	—	526
Other (gains) and losses	(703)	(511)
Equity in net income of affiliates	(421)	(171)
Total other income and expenses, net	8,957	9,585
Income before income taxes	57,592	55,668
Income taxes	16,080	11,291
Net income	$41,512	$44,377
Diluted earnings per share	$0.70	$0.76

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
Franchising Revenues: The Company utilizes franchising revenues which exclude marketing and reservation system revenues, revenues from the SkyTouch Division and hotel operations rather than total revenues when analyzing the performance of the business. Marketing and reservation activities are excluded from franchising revenues since the Company is required by its franchise agreements to use these fees collected for marketing and reservation activities; as such, no net income or loss to the Company is generated. Cumulative marketing and reservation system fees not expended are recorded as a payable on the Company's financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements. Cumulative marketing and reservation expenditures in excess of fees collected for marketing and reservation activities are recorded as a receivable on the Company's financial statements and recovered in future periods. Hotel operations reflect the company’s ownership of three MainStay Suites hotels. SkyTouch Technology is a division of the Company that develops and markets cloud-based technology products to help industry-wide hoteliers, not under franchise agreements with the Company, improve their efficiency and profitability. Hotel and SkyTouch Technology operations are excluded from franchising revenue since they do not reflect the company’s core franchising business but are adjacent, complimentary lines of business.

This non-GAAP measure is a commonly used measure of performance in our industry and facilitates comparisons between the Company and its competitors.
Calculation of Franchising Revenues

	Three Months Ended September 30,
	($ amounts in thousands)
	2013	2012
Franchising Revenues:
Total Revenues	$223,162	$210,413
Adjustments:
Marketing and reservation system revenues	(126,296)	(119,062)
SkyTouch Division	(13)	—
Hotel operations	(1,310)	(1,238)
Franchising Revenues	$95,543	$90,113

Adjusted EBITDA: We also utilize adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") to analyze our results which reflects earnings excluding the impact of interest expense, interest income, loss on extinguishment of debt, provision for income taxes, depreciation and amortization, other (gains) and losses and equity in net income of unconsolidated affiliates. We consider Adjusted EBITDA to be an indicator of operating performance because we use it to measure our ability to service debt, fund capital expenditures, and expand our business. We also use Adjusted EBITDA, as do analysts, lenders, investors and others, to evaluate companies because they exclude certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies. Adjusted EBITDA also excludes depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. Additionally, Adjusted EBITDA is also utilized as a performance indicator as it excludes equity in net (income) loss of unconsolidated affiliates and other (gains) and losses which primarily reflect the performance of investments held in the Company's non-qualified retirement, savings and investment plans which can vary widely from period to period based on market conditions.

Calculation of Adjusted EBITDA

	Three Months Ended September 30,
	($ amounts in thousands)
	2013	2012
Adjusted EBITDA:
Net income	$41,512	$44,377
Income taxes	16,080	11,291
Interest expense	10,757	10,166
Interest income	(676)	(425)
Other (gains) and losses	(703)	(511)
Loss on the extinguishment of debt	—	526
Equity in net income of affiliates	(421)	(171)
Depreciation and amortization	2,379	1,995
Adjusted EBITDA	$68,928	$67,248

Results of Operations
The Company recorded net income of $41.5 million for the three month period ended September 30, 2013, a 6% decline from the $44.4 million recorded for the quarter ended September 30, 2012. The decrease in net income primarily reflects the increase in the Company's effective income tax rate from 20.3% for the three month period ended September 30, 2012 to 27.9% for the current quarter. The effective income tax rate for the three months ended September 30, 2012 reflected a non-recurring favorable adjustment of $4.5 million related to foreign operations. Income before income taxes increased $1.9 million or 3% from the prior year quarter to $57.6 million primarily due to a $1.3 million or 2% increase in operating income.
The increase in operating income primarily reflects an increase in Adjusted EBITDA which increased $1.7 million or 2.5% to $68.9 million for the three month period ended September 30, 2013. The increase in Adjusted EBITDA reflects a $5.4 million or 6% increase in the Company's franchising revenues for the three months ended September 30, 2013 partially offset by a $3.8 million or 16% increase in selling, general and administrative expense ("SG&A").
Franchising Revenues: Franchising revenues were $95.5 million for the three months ended September 30, 2013 compared to $90.1 million for the three months ended September 30, 2012, an increase of 6%. The increase in franchising revenues is primarily due to a $2.3 million or 3% increase in royalty revenues, a $1.4 million increase in initial franchise and relicensing fees, a $0.9 million increase in procurement services revenues and a $0.9 million increase in other revenues.
Royalty Fees
Domestic royalty fees for the three months ended September 30, 2013 increased $2.3 million to $76.7 million, an increase of 3% compared to the three months ended September 30, 2012. The increase in royalties is attributable to a combination of factors including a 3.0% increase in RevPAR, a 0.7% increase in the number of domestic franchised hotel rooms open and a 1 basis point increase in the effective royalty rate from 4.29% to 4.30%. System-wide RevPAR increased due to a combination of a 1.9% increase in average daily rates and a 70 basis point increase in occupancy rates.
A summary of the Company's domestic franchised hotels operating information is as follows:

	For the Three Months Ended September 30, 2013*			For the Three Months Ended September 30, 2012*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$89.49	70.8%	$63.35	$87.58	70.2%	$61.46	2.2%	60	bps	3.1%
Comfort Suites	91.36	71.2%	65.05	89.69	70.2%	62.93	1.9%	100	bps	3.4%
Sleep	78.45	66.8%	52.38	76.09	64.8%	49.32	3.1%	200	bps	6.2%
Quality	75.81	62.5%	47.36	75.02	61.2%	45.88	1.1%	130	bps	3.2%
Clarion	81.27	59.7%	48.50	79.73	58.7%	46.82	1.9%	100	bps	3.6%
Econo Lodge	61.76	58.1%	35.88	60.60	57.7%	34.97	1.9%	40	bps	2.6%
Rodeway	60.78	60.8%	36.97	59.62	60.8%	36.23	1.9%	—	bps	2.0%
MainStay	76.91	75.2%	57.82	73.17	76.5%	55.96	5.1%	(130)	bps	3.3%
Suburban	43.79	73.1%	32.02	42.62	75.1%	32.03	2.7%	(200)	bps	—%
Ascend Hotel Collection	125.54	71.6%	89.86	115.98	71.4%	82.77	8.2%	20	bps	8.6%
Total	$80.14	65.7%	$52.63	$78.63	65.0%	$51.09	1.9%	70	bps	3.0%
___________________
*Operating statistics represent hotel operations from June through August and exclude Cambria Suites since the operating statistics are not representative of a stabilized brand which the Company defines as having at least 25 units open and operating for a twelve month period.
The number of domestic rooms on-line increased by 2,676 rooms or 0.7% to 396,663 as of September 30, 2013 from 393,987 as of September 30, 2012. The total number of domestic hotels on-line increased by 2.0% to 5,134 as of September 30, 2013 from 5,034 as of September 30, 2012.

A summary of domestic hotels and rooms on-line at September 30, 2013 and 2012 by brand is as follows:

	September 30, 2013		September 30, 2012		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	%	%
Comfort Inn	1,312	102,586	1,367	106,970	(55)	(4,384)	(4.0)%	(4.1)%
Comfort Suites	590	45,519	603	46,647	(13)	(1,128)	(2.2)%	(2.4)%
Sleep	378	27,351	390	28,232	(12)	(881)	(3.1)%	(3.1)%
Quality	1,193	98,788	1,101	95,469	92	3,319	8.4%	3.5%
Clarion	188	26,885	187	26,943	1	(58)	0.5%	(0.2)%
Econo Lodge	821	50,230	803	49,248	18	982	2.2%	2.0%
Rodeway	434	24,660	409	23,336	25	1,324	6.1%	5.7%
MainStay	43	3,331	39	2,997	4	334	10.3%	11.1%
Suburban	63	7,213	60	6,978	3	235	5.0%	3.4%
Ascend Hotel Collection	94	8,006	56	4,946	38	3,060	67.9%	61.9%
Cambria Suites	18	2,094	19	2,221	(1)	(127)	(5.3)%	(5.7)%
Total Domestic Franchises	5,134	396,663	5,034	393,987	100	2,676	2.0%	0.7%
Domestic hotels open and operating increased by 16 hotels during the three months ended September 30, 2013 compared to a net increase of 10 domestic hotels open and operating during the three months ended September 30, 2012. Gross domestic franchise additions increased from 68 for the three months ended September 30, 2012 to 75 for the same period of 2013. New construction hotels represented 7 and 9 of the gross domestic additions during the three months ended September 30, 2013 and 2012, respectively. Gross domestic additions for conversion hotels during the three months ended September 30, 2013 increased by 9 units to 68 from 59 for the three months ended September 30, 2012. The increase in franchise openings primarily reflects an increase in the number of executed contracts over the trailing twelve months ended September 30, 2013. The Company expects the number of new franchise units that will open during 2013 to increase from 308 in 2012 to approximately 338 hotels. Although there has been an increase in the number of projected openings, new construction and conversion openings continue to be impacted by the restrictive lending environment, retention efforts implemented by other hotel brand companies and increased competition for existing hotels seeking a new brand affiliation.
Net domestic franchise terminations increased slightly from 58 in the three months ended September 30, 2012 to 59 for the three months ended September 30, 2013.
International royalties decreased by $0.1 million or 1% from the third quarter of 2012 to $6.4 million for the same period of 2013. International available rooms increased 3.0% to 106,000 as of September 30, 2013 from 102,942 as of September 30, 2012. The total number of international hotels increased 0.3% from 1,165 as of September 30, 2012 to 1,169 as of September 30, 2013. However, the increase in the number of available rooms in the international system was offset by unfavorable foreign currency fluctuations in the countries in which we operate.
Initial Franchise and Relicensing Fees
Domestic initial fee revenue, included in the initial franchise and relicensing fees caption on the Company's statements of income, generated from executed franchise agreements increased $0.8 million to $2.6 million for the three months ended September 30, 2013 from $1.8 million for the three months ended September 30, 2012. Domestic initial fee revenue increased approximately 49% primarily due to a 45% increase in the number of new domestic executed franchise agreements as well as an increase in the amount of deferred revenue recognized in 2013 related to franchise agreements containing developer incentives that were executed in prior years. Revenues associated with agreements including incentives are deferred and recognized when the incentive criteria are met or the agreement is terminated, whichever comes first.
New domestic franchise agreements executed in the three months ended September 30, 2013 totaled 129 representing 10,591 rooms compared to 89 agreements representing 6,913 rooms executed in the third quarter of 2012. During the third quarter of 2013, 20 of the executed agreements were for new construction hotel franchises representing 1,397 rooms compared to 18 contracts representing 1,565 rooms for the three months ended September 30, 2012. Conversion hotel executed franchise agreements totaled 109 representing 9,194 rooms for the three months ended September 30, 2013 compared to 71 agreements representing 5,348 rooms for the same period a year ago.

A summary of executed domestic franchise agreements by brand for the three months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	7	17	24	4	5	9	75%	240%	167%
Comfort Suites	2	4	6	4	—	4	(50)%	NM	50%
Sleep	4	1	5	6	—	6	(33)%	NM	(17)%
Quality	—	32	32	—	25	25	NM	28%	28%
Clarion	1	5	6	—	7	7	NM	(29)%	(14)%
Econo Lodge	—	31	31	—	15	15	NM	107%	107%
Rodeway	1	15	16	—	15	15	NM	—%	7%
MainStay	1	—	1	1	—	1	—%	NM	—%
Suburban	1	—	1	1	—	1	—%	NM	—%
Ascend Hotel Collection	2	4	6	—	4	4	NM	—%	50%
Cambria Suites	1	—	1	2	—	2	(50)%	NM	(50)%
Total Domestic System	20	109	129	18	71	89	11%	54%	45%
Relicensing fees include fees charged to the new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system as well as fees required to renew expiring franchise contracts. Domestic relicensing and renewal contracts increased 16% from 62 in the third quarter of 2012 to 72 for the three months ended September 30, 2013. As a result of the increase in contracts and an increase in average fees per contract, domestic relicensing revenues increased $0.4 million or 32% from $1.4 million for the three months ended September 30, 2012 to $1.8 million for the three months ended September 30, 2013.
As of September 30, 2013, the Company had 371 franchised hotels with 29,871 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 360 hotels and 29,142 rooms at September 30, 2012. The number of new construction franchised hotels in the Company's domestic pipeline declined 1% to 217 at September 30, 2013 from 220 at September 30, 2012. Growth in the number of new construction hotels in the domestic pipeline continues to be negatively impacted by the limited availability of hotel construction financing. As a result, the ability of new and existing projects to obtain financing and commence construction has been significantly impacted and has resulted in the execution of fewer franchise agreements for new construction hotels than historically achieved. The number of conversion franchised hotels in the Company's domestic pipeline increased by 14 hotels or 10% from 140 hotels at September 30, 2012 to 154 hotels at September 30, 2013. The Company had an additional 84 franchised hotels with 7,206 rooms under construction, awaiting conversion or approved for development in its international system as of September 30, 2013 compared to 75 hotels and 7,008 rooms at September 30, 2012. While the Company's hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.

A summary of the domestic franchised hotels pipeline which includes hotels under construction, awaiting conversion and approved for development, at September 30, 2013 and 2012 by brand is as follows:

							Variance
	September 30, 2013 Units			September 30, 2012 Units			Conversion		New Construction		Total
	Conversion	New Construction	Total	Conversion	New Construction	Total	Units	%	Units	%	Units	%
Comfort Inn	36	50	86	23	39	62	13	57%	11	28%	24	39%
Comfort Suites	4	47	51	1	77	78	3	300%	(30)	(39)%	(27)	(35)%
Sleep	1	45	46	1	38	39	—	—%	7	18%	7	18%
Quality	33	3	36	37	3	40	(4)	(11)%	—	—%	(4)	(10)%
Clarion	7	2	9	18	1	19	(11)	(61)%	1	100%	(10)	(53)%
Econo Lodge	33	—	33	23	1	24	10	43%	(1)	(100)%	9	38%
Rodeway	24	1	25	25	—	25	(1)	(4)%	1	NM	—	—%
MainStay	—	26	26	1	18	19	(1)	(100)%	8	44%	7	37%
Suburban	3	12	15	2	14	16	1	50%	(2)	(14)%	(1)	(6)%
Ascend Hotel Collection	13	10	23	9	4	13	4	44%	6	150%	10	77%
Cambria Suites	—	21	21	—	25	25	—	NM	(4)	(16)%	(4)	(16)%
	154	217	371	140	220	360	14	10%	(3)	(1)%	11	3%

Procurement Services: Revenues increased $0.9 million or 23% from $3.8 million for the three months ended September 30, 2012 to $4.7 million for the three months ended September 30, 2013. The increase in revenues primarily reflects the implementation of new brand programs as well as an increased volume of business transacted with qualified vendors and strategic alliance partners.

Other Income: Revenue increased $0.9 million from the three months ended September 30, 2012 to $3.1 million for the three months ended September 30, 2013. The increase in other income is primarily due to an increase in liquidated damage collections related to the early termination of franchise agreements as well as an increase in fees collected from franchisees for non-compliance with the Company's rules and regulations.
Selling, General and Administrative Expenses: The cost to operate the franchising business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $27.0 million for the three months ended September 30, 2013, an increase of $3.8 million or 16% from the three months ended September 30, 2012. SG&A for the three months ended September 30, 2013 increased from the prior year primarily due to a $2.5 million increase in alternative growth spending related to the launch of the Company's new SkyTouch Technology division. Excluding the incremental spending associated with the SkyTouch Technology division, SG&A expenses increased $1.3 million or 6% primarily due to a $0.3 million increase in variable franchise sales compensation due to the 49% increase in domestic initial fee revenue recognition and a $0.6 million increase in compensation expense recognized on deferred compensation arrangements. The increase in compensation expense reflects the increase in the fair value of investments held in the Company's Non-Qualified and EDCP retirement and savings plans. The increase in deferred compensation expenses are partially offset by investment gains recorded in other gains and losses.
Marketing and Reservations: The Company's franchise agreements require the payment of franchise fees, which include marketing and reservation system fees. The fees, which are primarily based on a percentage of the franchisees' gross room revenues, are used exclusively by the Company for expenses associated with providing franchise services such as central reservation systems, national marketing and media advertising. The Company is contractually obligated to expend the marketing and reservation system fees it collects from franchisees in accordance with the franchise agreements; as such, no net income or loss to the Company is generated.
Total marketing and reservation system revenues increased 6% from $119.1 million for the three months ended September 30, 2012 to $126.3 million for the three months ended September 30, 2013. The increase in revenues was primarily due to improved system fees resulting from system growth and RevPAR increases and increasing revenues from the Choice Privileges loyalty program resulting from the growth in program membership. Depreciation and amortization attributable to marketing and reservation activities was $3.9 million and $3.7 million for the three months ended September 30, 2013 and 2012, respectively. Interest expense attributable to marketing and reservation activities was approximately $0.9 million for both the three months ended September 30, 2013 and 2012, respectively.
As of September 30, 2013 and December 31, 2012, the Company's balance sheets include deferred costs of $32.6 million and $42.2 million, respectively, from cumulative marketing and reservation expenses incurred in excess of cumulative marketing and reservations system fee revenues earned. During the three months ended September 30, 2013, the Company collected $22.2 million of marketing and reservation revenues in excess of expenses incurred as compared to $18.6 million in the same period of 2012. The fees collected in excess of expenses incurred were utilized to reimburse the Company for a portion of the outstanding cumulative advances for marketing and reservation activities. This resulted in expense recognition of an equivalent amount of previously unrecognized costs. The increase in the excess fees collected in the third quarter of 2013 over 2012 primarily reflects increased revenues related to the growth of the number of units and RevPAR in the franchise system.
The decline in cumulative advances for marketing and reservation activities from December 31, 2012 to September 30, 2013 primarily reflects the timing of various marketing programs and the seasonality of the Company's revenues as the Company's third quarter revenues are typically higher than other quarters due to the U.S. summer travel season. In addition, the decline in cumulative advances reflects the Company's strategy to recover prior year advances for marketing and reservation activities in future periods. These costs incurred in excess of fees collected have been deferred and recorded as an asset in the financial statements as the Company has the contractual authority to recover the deficits incurred related to marketing and reservation activities from the franchisees in the system at any given point in time. The Company's current franchisees are legally obligated to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue and whether or not they joined the system following the deficit's occurrence. The Company expects to recover the deferred costs over a period of time by expending fewer amounts on marketing and reservation activities than marketing and reservation system fees collected, depending on the marketing and reservation needs of the system. Conversely, cumulative marketing and reservation system fees not expended are recorded as a liability in the financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements.
Interest Expense: Interest expense increased $0.6 million for the three months ended September 30, 2013 to $10.8 million due to the issuance of the Company's $350 million senior secured credit facility entered into by the Company on July 25, 2012. The Company utilized the proceeds from this debt issuance as well as the issuance of $400 million in senior notes in June 2012 to pay a special cash dividend on August 23, 2012 totaling approximately $600.7 million to common stockholders.
Loss on Extinguishment of Debt: During the quarter ended September 30, 2012, the Company recognized a $0.5 million loss on extinguishment of debt in conjunction with the refinancing of the Company's prior $300 million revolving credit facility which was scheduled to mature in February 2016.
Income taxes: The effective income tax rates were 27.9% and 20.3% for the three months ended September 30, 2013 and September 30, 2012, respectively. The effective income tax rate for the three months ended September 30, 2013 and 2012 were lower than the U.S federal income tax rate of 35% due to the recurring impact of foreign operations, partially offset by state taxes, and reflect adjustments to our federal accruals. In addition, the effective income tax rate for the three months ended September 30, 2012 reflects a nonrecurring favorable adjustment of $4.5 million related to foreign operations.
Diluted EPS: Diluted EPS decreased 8% to $0.70 for the three months ended September 30, 2013 from $0.76 for the same period of the prior year. The decrease in diluted EPS primarily reflects the items discussed above.

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2013 and 2012

Summarized financial results for the nine months ended September 30, 2013 and 2012 and are as follows:

(in thousands, except per share amounts)	2013	2012
REVENUES:
Royalty fees	$201,222	$194,762
Initial franchise and relicensing fees	12,843	8,953
Procurement services	16,204	13,990
Marketing and reservation	302,381	284,624
Hotel operations	3,600	3,440
Other	7,362	7,434
Total revenues	543,612	513,203
OPERATING EXPENSES:
Selling, general and administrative	84,078	72,073
Depreciation and amortization	7,074	5,989
Marketing and reservation	302,381	284,624
Hotel operations	2,742	2,609
Total operating expenses	396,275	365,295
Operating income	147,337	147,908
OTHER INCOME AND EXPENSES, NET:
Interest expense	32,334	16,823
Interest income	(1,979)	(1,156)
Loss on extinguishment of debt	—	526
Other (gains) and losses	(1,266)	(2,137)
Equity in net (income) loss of affiliates	(340)	12
Total other income and expenses, net	28,749	14,068
Income before income taxes	118,588	133,840
Income taxes	33,319	37,604
Net income	$85,269	$96,236
Diluted earnings per share	$1.45	$1.65

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
Franchising Revenues: The Company utilizes franchising revenues which exclude marketing and reservation system revenues, revenues from the SkyTouch Division and hotel operations rather than total revenues when analyzing the performance of the business. Marketing and reservation activities are excluded from franchising revenues since the Company is required by its franchise agreements to use these fees collected for marketing and reservation activities; as such, no net income or loss to the Company is generated. Cumulative marketing and reservation system fees not expended are recorded as a payable on the Company's financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements. Cumulative marketing and reservation expenditures in excess of fees collected for marketing and reservation activities are recorded as a receivable on the Company's financial statements and recovered in future periods. Hotel operations reflect the company’s ownership of three MainStay Suites hotels. SkyTouch Technology is a division of the Company that develops and markets cloud-based technology products to help industry-wide hoteliers, not currently under franchise agreements with the Company, improve their efficiency and profitability. Hotel and SkyTouch Technology operations are excluded from franchising revenue since they do not reflect the company’s core franchising business but are adjacent, complimentary lines of business. This non-GAAP measure is a commonly used measure of performance in our industry and facilitates comparisons between the Company and its competitors.

Calculation of Franchising Revenues

	Nine Months Ended September 30,
	($ amounts in thousands)
	2013	2012
Franchising Revenues:
Total Revenues	$543,612	$513,203
Adjustments:
Marketing and reservation revenues	(302,381)	(284,624)
SkyTouch Division	(13)	—
Hotel operations	(3,600)	(3,440)
Franchising Revenues	$237,618	$225,139

Adjusted EBITDA: We also utilize adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") to analyze our results which reflects earnings excluding the impact of interest expense, interest income, loss on extinguishment of debt, provision for income taxes, depreciation and amortization, other (gains) and losses and equity in net income (loss) of unconsolidated affiliates. We consider Adjusted EBITDA to be an indicator of operating performance because we use it to measure our ability to service debt, fund capital expenditures, and expand our business. We also use Adjusted EBITDA, as do analysts, lenders, investors and others, to evaluate companies because they exclude certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies. Adjusted EBITDA also excludes depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. Additionally, Adjusted EBITDA is also utilized as a performance indicator as it excludes equity in net (income) loss of unconsolidated affiliates and other (gains) and losses which primarily reflect the performance of investments held in the Company's non-qualified retirement, savings and investment plans which can vary widely from period to period based on market conditions.

Calculation of Adjusted EBITDA

	Nine Months Ended September 30,
	($ amounts in thousands)
	2013	2012
Adjusted EBITDA:
Net income	$85,269	$96,236
Income taxes	33,319	37,604
Interest expense	32,334	16,823
Interest income	(1,979)	(1,156)
Other (gains) and losses	(1,266)	(2,137)
Loss on the extinguishment of debt	—	526
Equity in net income of affiliates	(340)	12
Depreciation and amortization	7,074	5,989
Adjusted EBITDA	$154,411	$153,897

Results of Operations
The Company recorded net income of $85.3 million for the nine month period ended September 30, 2013, an 11% decline from the $96.2 million recorded for the nine months ended September 30, 2012. The decrease in net income primarily reflects a $15.5 million increase in interest expense resulting from the issuance of debt in June and July of 2012 to finance the Company's $600.7 million special dividend paid on August 23, 2012 and a $0.6 million decline in operating income. Net income was also impacted by a decline in other (gains) and losses resulting from a $1.3 million appreciation in the fair value of investments held in the Company's non-qualified employee benefit plans during the nine months ended September 30, 2013 compared to a $2.1 million increase in the fair value of these investments in the same period of the prior year.

The $0.6 million decline in operating income primarily reflects a $1.1 million increase in depreciation and amortization expenses partially offset by a $0.5 million increase in Adjusted EBITDA. The increase in Adjusted EBITDA reflects a $12.5 million or 6% increase in the Company's franchising revenues for the nine months ended September 30, 2013 partially offset by a $12.0 million or 17% increase in selling, general and administrative ("SG&A") expense.
Franchising Revenues: Franchising revenues were $237.6 million for the nine months ended September 30, 2013 compared to $225.1 million for the nine months ended September 30, 2012, an increase of 6%. The increase in franchising revenues is primarily due to a 3% increase in royalty revenues, a $3.9 million, or 43% increase in initial franchise and relicensing fees, and a $2.2 million, or 16% increase in procurement services fees.
Royalty Fees
Domestic royalty fees for the nine months ended September 30, 2013 increased $6.8 million to $183.2 million from $176.4 million during the nine months ended September 30, 2012, an increase of 4%. The increase in royalties is attributable to a combination of factors including a 3.6% increase in RevPAR, a 0.7% increase in the number of domestic franchised hotel rooms and a 3 basis point increase in the effective royalty rate from 4.31% to 4.34%. System-wide RevPAR increased due to a combination of a 2.0% increase in average daily rates and a 90 basis point increase in occupancy rates.
A summary of the Company's domestic franchised hotels operating information is as follows:

	For the Nine Months Ended September 30, 2013*			For the Nine Months Ended September 30, 2012*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$83.44	59.8%	$49.92	$81.52	59.2%	$48.24	2.4%	60	bps	3.5%
Comfort Suites	87.41	63.0%	55.05	85.62	61.8%	52.92	2.1%	120	bps	4.0%
Sleep	74.51	58.7%	43.70	72.29	56.3%	40.68	3.1%	240	bps	7.4%
Quality	70.61	53.2%	37.54	69.84	51.8%	36.14	1.1%	140	bps	3.9%
Clarion	75.66	51.1%	38.64	74.98	49.4%	37.00	0.9%	170	bps	4.4%
Econo Lodge	56.94	48.9%	27.86	55.76	48.7%	27.13	2.1%	20	bps	2.7%
Rodeway	54.63	51.8%	28.29	53.59	51.3%	27.48	1.9%	50	bps	2.9%
MainStay	72.87	67.6%	49.29	69.27	70.4%	48.79	5.2%	(280)	bps	1.0%
Suburban	42.71	70.3%	30.01	41.24	69.9%	28.82	3.6%	40	bps	4.1%
Ascend Hotel Collection	122.40	64.5%	78.96	112.27	63.5%	71.25	9.0%	100	bps	10.8%
Total	$75.10	56.4%	$42.37	$73.65	55.5%	$40.89	2.0%	90	bps	3.6%
___________________

*
Operating statistics represent hotel operations from December through August and exclude Cambria Suites since the operating statistics are not representative of a stabilized brand which the Company defines as having at least 25 units open and operating for a twelve month period.

Domestic hotels open and operating increased by 51 hotels during the nine months ended September 30, 2013 compared to an increase of 33 domestic hotels open and operating during the nine months ended September 30, 2012. Gross domestic franchise additions increased from 180 for the nine months ended September 30, 2012 to 236 for the same period in 2013. New construction hotels represented 24 of the gross domestic additions during the nine months ended September 30, 2013 compared to 23 hotels in the same period of the prior year. Gross domestic additions for conversion hotels increased from 157 hotels during nine months ended September 30, 2012 to 212 hotels during the same period of the current year. The increase in franchise openings primarily reflects a strategic marketing alliance entered into with a timeshare company which added 23 hotels to our Ascend Collection and a 37% increase in the number of executed contracts over the trailing twelve months ended September 30, 2013.

Net domestic franchise terminations increased from 147 for the nine months ended September 30, 2012 to 185 for the same period of the current year. The increase in net terminations is primarily related to the removal of hotels for non-compliance with the Company's rules, regulations and standards as well as non-payment of franchise fees. The Company continues to execute its strategy to replace franchised hotels that do not meet our brand standards or are under performing in their market. As the domestic economy and industry supply growth improve, the Company will continue to focus on improving its system of hotels and utilizing the domestic hotels under development as a strong platform for continued system growth.
International royalties decreased by $0.2 million from $18.3 million during the nine months ended September 30, 2012 to $18.1 million for the same period of 2013 primarily due to RevPAR performance in the various countries in which we operate and foreign currency fluctuations. The declines in RevPAR and foreign currency were partially offset by an increase in international available rooms. International available rooms increased 3.0% to 106,000 as of September 30, 2013 from 102,942 as of September 30, 2012. The total number of international hotels increased 0.3% from 1,165 as of September 30, 2012 to 1,169 as of September 30, 2013.
Initial Franchise and Relicensing Fees
Domestic initial fee revenue, included in the initial franchise and relicensing fees caption on the Company' statements of income, generated from executed franchise agreements increased 40% to $7.3 million for the nine months ended September 30, 2013 from $5.2 million for the nine months ended September 30, 2012. Domestic initial fees increased due to a 22% increase in the number of new franchise agreements executed and an increase in amount of deferred revenue recognized in 2013 related to franchise agreements containing developer incentives that were executed in prior years. Revenues associated with agreements including incentives are deferred and recognized when the incentive criteria are met or the agreement is terminated, whichever comes first.
New domestic franchise agreements executed in the nine months ended September 30, 2013 totaled 315 representing 25,369 rooms compared to 259 agreements representing 20,541 rooms executed during the same period of the prior year. During the nine months ended September 30, 2013, 44 of the executed agreements were for new construction hotel franchises, representing 3,068 rooms, compared to 46 contracts, representing 3,495 rooms for the same period a year ago. Conversion hotel franchise executed contracts totaled 271 representing 22,301 rooms for the nine months ended September 30, 2013 compared to 213 agreements representing 17,046 rooms for the same period a year ago.
A summary of executed domestic franchise agreements by brand for the nine months ended September 30, 2013 and 2012 is as follows:

	For the Nine Months Ended September 30, 2013			For the Nine Months Ended September 30, 2012			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	12	35	47	10	17	27	20%	106%	74%
Comfort Suites	7	6	13	11	4	15	(36)%	50%	(13)%
Sleep	9	1	10	17	1	18	(47)%	—%	(44)%
Quality	1	76	77	—	88	88	NM	(14)%	(13)%
Clarion	1	12	13	—	14	14	NM	(14)%	(7)%
Econo Lodge	—	61	61	—	33	33	NM	85%	85%
Rodeway	1	39	40	—	46	46	NM	(15)%	(13)%
MainStay	5	—	5	2	1	3	150%	(100)%	67%
Suburban	1	1	2	1	1	2	—%	—%	—%
Ascend Hotel Collection	5	40	45	1	8	9	400%	400%	400%
Cambria Suites	2	—	2	4	—	4	(50)%	NM	(50)%
Total Domestic System	44	271	315	46	213	259	(4)%	27%	22%

Relicensing fees include fees charged to the new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system as well as fees required to renew expiring franchise contracts. Domestic relicensing and renewal contracts increased 29% from 158 during the nine months ended September 30, 2012 to 204 for the same period of 2013. As a result of the increase in contracts and an increase in average fees, domestic relicensing revenues increased $1.4 million, or 42% from $3.4 million for the nine months ended September 30, 2012 to $4.8 million for the nine months ended September 30, 2013.

Procurement Services: Revenues increased $2.2 million or 16% from $14.0 million for the nine months ended September 30, 2012 to $16.2 million for the nine months ended September 30, 2013. The increase in procurement services revenue primarily reflects the implementation of new brand programs as well as an increased volume of business transacted with qualified vendors and strategic alliance partners.
Selling, General and Administrative Expenses: The cost to operate the franchising business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $84.1 million for the nine months ended September 30, 2013, a $12.0 million or 17% increase from the nine months ended September 30, 2012. SG&A for the nine months ended September 30, 2013 increased from the prior year primarily due to a $6.5 million increase in alternative growth spending primarily related to the launch of the Company's new SkyTouch Technology division, a $1.5 million increase in occupancy costs related to the relocation of the Company's corporate headquarters and a $0.6 million increase in bad debt and foreign currency exchange losses. Variable expenses increased $1.4 million resulting from increased franchise sales compensation due to a 40% increase in domestic initial fee revenue recognition and an increase in procurement services revenue. In addition, compensation expense recognized on deferred compensation arrangements increased $0.7 million. The increase in compensation expense reflects the increase in the fair value of investments held in the Company's Non-Qualified and EDCP retirement and savings plans. The increase in deferred compensation expenses are partially offset by investment gains recorded in other gains and losses. These increases in SG&A were partially offset by a $1.2 million reduction in litigation settlements compared to the prior year. Excluding these items, SG&A for the nine months ended September 30, 2013 increased by approximately 4% over the same period of the prior year.
Depreciation and Amortization: Expenses increased $1.1 million from $6.0 million for the nine months ended September 30, 2012 to $7.1 million for the nine months ended September 30, 2013. The increase in depreciation and amortization expenses primarily reflects the additional capital expenditures incurred in conjunction with the Company's relocation of its corporate headquarters in April 2013 as well as an increase in amortization related to the issuance of forgivable notes receivable in conjunction with brand and development programs.
Marketing and Reservations: The Company's franchise agreements require the payment of franchise fees, which include marketing and reservation system fees. The fees, which are primarily based on a percentage of the franchisees' gross room revenues, are used exclusively by the Company for expenses associated with providing franchise services such as central reservation systems, national marketing and media advertising. The Company is contractually obligated to expend the marketing and reservation system fees it collects from franchisees in accordance with the franchise agreements; as such, no net income or loss to the Company is generated.
Total marketing and reservations revenues were $302.4 million and $284.6 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in revenues was primarily due to improved system fees resulting from system growth and RevPAR increases as well as increased revenues from the Choice Privileges loyalty program resulting from the growth in program memberships. Depreciation and amortization attributable to marketing and reservation activities was $12.0 million for the nine months ended September 30, 2013, compared to $10.7 million for the nine months ended September 30, 2012. Interest expense attributable to marketing and reservation activities was $2.8 million and $3.0 million for the nine months ended September 30, 2013 and 2012, respectively.
As of September 30, 2013 and December 31, 2012, the Company's balance sheets include deferred costs of $32.6 million and $42.2 million, respectively, from cumulative marketing and reservation expenses incurred in excess of cumulative marketing and reservations system fee revenues earned. During the nine months ended September 30, 2013, the Company collected $9.6 million of marketing and reservation revenues in excess of expenses incurred as compared to $7.8 million in the same period of 2012. The fees collected in excess of expenses incurred were utilized to reimburse the Company for a portion of the outstanding cumulative advances for marketing and reservation activities. This resulted in expense recognition of an equivalent amount of previously unrecognized costs. The increase in the excess fees collected in 2013 compared to 2012 primarily reflects increased revenues related to the growth of the number of units and RevPAR in the franchise system.
The decline in cumulative advances for marketing and reservation activities from December 31, 2012 to September 30, 2013 primarily reflects the timing of various marketing programs and the seasonality of the Company's revenues as the Company's third quarter revenues are typically higher than other quarters due to the U.S. summer travel season. In addition, the decline in cumulative advances reflects the Company's strategy to recover prior year advances for marketing and reservation activities in future periods. These costs incurred in excess of fees collected have been deferred and recorded as an asset in the financial statements as the Company has the contractual authority to recover the deficits incurred related to marketing and reservation activities from the franchisees in the system at any given point in time. The Company's current franchisees are legally obligated to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue and whether or not they joined the system following the deficit's occurrence. The Company expects to recover the deferred costs over a period of time by expending fewer amounts on marketing and reservation activities than marketing and reservation system fees collected, depending on the marketing and reservation needs of the system. Conversely, cumulative marketing and reservation system fees not expended are recorded as a liability in the financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements.
Interest Expense: Interest expense increased $15.5 million for the nine months ended September 30, 2013 to $32.3 million due to the issuance of the Company's $400 million senior notes due in 2022 with an effective rate of 5.94% on June 27, 2012 as well as the $350 million senior secured credit facility entered into by the Company on July 25, 2012. The Company utilized the proceeds from these debt issuances to pay a special cash dividend on August 23, 2012 totaling approximately $600.7 million to common stockholders.
Loss on Extinguishment of Debt: During the nine months ended September 30, 2012, the Company recognized a $0.5 million loss on extinguishment of debt in conjunction with the refinancing of the Company's prior $300 million revolving credit facility which was scheduled to mature in February 2016.
Other gains and losses: Other gains and losses decreased $0.9 million from a gain of $2.1 million for the nine months ended September 30, 2012 to a gain of $1.3 million in the same period of the current year primarily due to fluctuations in the fair value of investments held in the Company's non-qualified employee benefit plans.
As discussed in the accompanying critical accounting policies, the Company sponsors two non-qualified retirement and savings plans: the Non-Qualified Plan and the EDCP plan. The fair value of the Non-Qualified Plan investments increased $1.1 million during the nine months ended September 30, 2013 compared to a $1.0 million increase in fair value during the same period of 2012. The fair value of the Company's investments held in the EDCP plan appreciated by $0.3 million during the nine months ended September 30, 2013 compared to an increase in fair value of $1.2 million during the same period of the prior year.
The Company accounts for the EDCP Plan and Non-Qualified Plan in accordance with accounting for deferred compensation arrangements when investments are held in a rabbi trust and invested. Therefore, the Company also recognizes compensation expense or benefits in SG&A related to changes in the fair value of investments held in the Non-Qualified Plan and a portion of the investments held in the EDCP Plan, excluding investments in the Company's stock. As a result, during the nine months ended September 30, 2013 and 2012, the Company's SG&A expense was increased by $1.7 million and $1.0 million, respectively, due to the change in fair value of these investments.
Income Taxes: The effective income tax rates were 28.1% for both the nine months ended September 30, 2013 and 2012, respectively. The effective income tax rate for the nine months ended September 30, 2013 and 2012 were lower than the U.S federal income tax rate of 35% due to the recurring impact of foreign operations, partially offset by state taxes, and reflect adjustments to our federal accruals. Additionally, the effective income tax rate for the nine months ended September 30, 2013 was further reduced by the release of a valuation allowance on local country tax refunds received by our foreign subsidiary, settlements of unrecognized tax positions and by legislation retroactively extending the U.S. controlled foreign corporation look-through rule. The effective income tax rate for the nine months ended September 30, 2012 also reflects a nonrecurring favorable adjustment of $4.5 million related to foreign operations.
Diluted EPS: Diluted EPS were $1.45 for nine months ended September 30, 2013 compared to $1.65 for the nine months ended September 30, 2012, respectively. The decrease in diluted EPS primarily reflects the items discussed above.

Liquidity and Capital Resources
Operating Activities
During the nine months ended September 30, 2013, net cash provided by operating activities totaled $105.0 million compared to $118.4 million during the nine months ended September 30, 2012, a decline of $13.4 million. The decrease in cash flows from operating activities primarily reflects a $2.9 million increase in net disbursements to franchisees for property improvements and other purposes utilizing forgivable notes receivable and a $26.6 million increase in cash paid for interest due to the issuance of additional debt in June and July of 2012 to pay a special cash dividend in August 2012 totaling approximately $600.7 million. These declines for net cash provided from operating activities were partially offset by a $12.7 million decline in cash paid for income taxes due to timing and a decline in income before income taxes.
In conjunction with brand and development programs, the Company provides financing to franchisees for property improvements and other purposes in the form of forgivable notes receivable. If the franchisee remains in the system in good standing over the term of the promissory note, the Company forgives the outstanding principal balance and related interest. Since these forgivable notes are predominantly forgiven ratably over the term of the promissory note rather than repaid, the Company classifies the related issuance and collections of these notes as operating activities. During the nine months ended September 30, 2013 and 2012, the Company's net advances for these purposes totaled $5.7 million and $2.9 million, respectively. The timing and amount of these cash flows is dependent on various factors including the implementation of various development and brand incentive programs, the level of franchise sales as well as the timing of hotel openings. At September 30, 2013, the Company had commitments to extend an additional $11.1 million for these purposes provided certain conditions are met by its franchisees, of which $6.4 million is expected to be advanced in the next twelve months.
Net cash provided by marketing and reservation activities totaled $23.8 million during the nine months ended September 30, 2013 compared to $20.8 million during the nine months ended September 30, 2012. The increase in cash provided by marketing and reservation activities primarily reflects improved system fees resulting from system growth and RevPAR increases. Based on the current economic conditions, the Company expects marketing and reservation activities to provide cash flows from operations ranging between $26 million and $30 million in 2013.
Investing Activities
Cash utilized for investing activities totaled $28.4 million and $16.7 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in cash utilized for investing activities for the nine months ended September 30, 2013 primarily reflect an increase in capital expenditures. The increase in capital expenditures was partially offset by a decline in the proceeds from the sale of investments held in trust related to the Company's deferred compensation plans, investments in joint ventures accounted for under the equity method of accounting and issuance of mezzanine and other notes receivable for hotel development efforts during the nine months ended September 30, 2013. Additional information regarding these items is as follows:
During the nine months ended September 30, 2013 and 2012, the Company sold investments totaling $4.1 million and $10.9 million, respectively, and utilized the proceeds to distribute participant deferred compensation balances from the Company' s non-qualified retirement plans. The decline in proceeds from the sale of investments primarily reflects the timing of employee terminations and their deferred compensation distribution elections.
During the nine months ended September 30, 2013 and 2012, capital expenditures totaled $26.4 million and $12.5 million, respectively. The increase in capital expenditures for 2013 primarily reflect tenant improvements related to the relocation of the Company's corporate headquarters and computer equipment purchases made in conjunction with the relocation of the Company's technology data center.
The Company occasionally provides financing to franchisees for hotel development efforts and other purposes in the form of mezzanine and other notes receivable. These loans bear interest and are expected to be repaid in accordance with the terms of the loan agreements. During the nine months ended September 30, 2013, the Company did not advance any monies related to these activities and advanced $4.2 million for these purposes during the nine months ended September 30, 2012.
During the nine months ended September 30, 2013 and 2012, the Company invested $3.8 million and $9.5 million, respectively, in joint ventures accounted for under the equity method of accounting. The Company's investment in these joint ventures primarily relate to ventures that either support the Company's efforts to increase business delivery to its franchisees or promote growth of our emerging brands.
Our board of directors previously authorized us to enter into a program which permits us to offer financing, investment and guaranty support to qualified franchisees as well as to acquire and resell real estate to incent franchise development for certain brands in strategic markets. Recent market conditions have resulted in an increase in opportunities to incentivize development under this program. At September 30, 2013 and December 31, 2012, the Company had approximately $71.1 million and $68.3 million, respectively invested under this program. Over the next several years, we expect to continue to deploy capital opportunistically pursuant to this program to promote growth of our emerging brands. Our current expectation is that our annual investment in this program will range from $20 million to $40 million per year and we generally expect to recycle these investments within a five year period. However, the amount and timing of the investment in this program will be dependent on market and other conditions.

Financing Activities
Financing cash flows relate primarily to the Company's borrowings, treasury stock purchases and dividends.

Debt
Senior Notes due 2022
On June 27, 2012, the Company issued unsecured senior notes with a principal amount of $400 million ("the 2012 Senior Notes") at par, bearing a coupon of 5.75% with an effective rate of 5.94%. The 2012 Senior Notes will mature on July 1, 2022, with interest to be paid semi-annually on January 1st and July 1st. The Company utilized the net proceeds of this offering, after deducting underwriting discounts and commissions and other offering expenses, together with borrowings under the Company's senior credit facility, to pay a special cash dividend totaling approximately $600.7 million paid to stockholders on August 23, 2012. The Company's 2012 Senior Notes are guaranteed jointly, severally, fully and unconditionally, subject to certain customary limitations by eight wholly-owned domestic subsidiaries.
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
Senior Notes due 2020
On August 25, 2010, the Company completed a $250 million senior unsecured note offering (“the 2010 Senior Notes”) at a discount of $0.6 million, bearing a coupon of 5.7% with an effective rate of 6.19%. The 2010 Senior Notes will mature on August 28, 2020, with interest on the 2010 Senior Notes to be paid semi-annually on February 28th and August 28th. The Company used the net proceeds from the offering, after deducting underwriting discounts and other offering expenses, to repay outstanding borrowings and other general corporate purposes. The Company's 2010 Senior Notes are guaranteed jointly, severally, fully and unconditionally, subject to certain customary limitations, by eight wholly-owned domestic subsidiaries.
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

The New Credit Facility is unconditionally guaranteed, jointly and severally, by certain of the Company's domestic subsidiaries. The subsidiary guarantors currently include the eight wholly-owned subsidiaries that guarantee the obligations under the Company's Indenture governing the terms of its 2010 and 2012 Senior Notes.
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
At September 30, 2013, the Company maintained a total leverage ratio of approximately 3.46x, a maximum secured leverage ratio of 0.72x and a minimum fixed charge coverage ratio of approximately 5.52x. At September 30, 2013, the Company was in compliance with all covenants under the New Credit Facility.
The New Credit Facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the New Credit Facility to be immediately due and payable.
At September 30, 2013, the Company had $140.6 million and $29.5 million outstanding under the Term Loan and New Revolver, respectively. At December 31, 2012, the Company had $146.3 million and $57.0 million outstanding under the Term Loan and New Revolver, respectively.
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

Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarter relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At September 30, 2013, the Company had been advanced approximately $3.4 million pursuant to these agreements and expects to receive the remaining $1 million over the next several years, subject to annual appropriations by the governmental entities. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration of the Company's ten year corporate headquarter lease in 2023 will be forgiven in full. The advances will be included in long-term debt in Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all current performance conditions as of September 30, 2013.
Dividends
The Company currently pays a quarterly dividend on its common stock of $0.185 per share, however the declaration of future dividends are subject to the discretion of the board of directors. In the fourth quarter of 2012, the Company's board of directors elected to pay prior to December 31, 2012 the regular quarterly dividend initially scheduled to be paid in the first quarter of 2013. As a result, the Company did not pay a regular quarterly dividend during the first quarter of 2013. During the nine months ended September 30, 2013, the Company paid cash dividends totaling $22.0 million. We expect to continue to pay dividends in the future, subject to the declaration of our board of directors as well as to future business performance, economic conditions, changes in income tax regulations and other factors. Based on the present dividend rate and outstanding share count, we expect that aggregate annual regular dividends for 2013, excluding the first quarter payment which was paid to stockholders in December 2012, would be approximately $32.8 million.
Share Repurchases
Historically, we have returned value to our stockholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. Since the program's inception through September 30, 2013, we have repurchased 45.3 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.1 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 78.3 million shares at an average price of $13.89 per share. No shares were repurchased under the share repurchase program during the nine months ended September 30, 2013. As of September 30, 2013, the Company had approximately 1.4 million shares remaining under the board of directors share repurchase authorization and we currently believe that our cash flows from operations will support our ability to complete the current authorization. Upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
Other items
Approximately $149.8 million of the Company's cash and cash equivalents at September 30, 2013 pertains to undistributed earnings of the Company's consolidated foreign subsidiaries. Since the Company's intent is for such earnings to be reinvested by the foreign subsidiaries, the Company has not provided additional U.S. income taxes on these amounts. While the Company has no intention to utilize these cash and cash equivalents in its domestic operations, any change to this policy would result in the Company incurring additional U.S. income taxes on any amounts utilized domestically.
During the nine months ended September 30, 2013, the Company recorded one-time employee termination charges totaling $1.5 million in SG&A and marketing and reservation expenses. These charges related to salary and benefits continuation payments for employees separating from service with the Company. At September 30, 2013, the Company had approximately $0.5 million of these salary and benefits continuation payments remaining to be paid. During the nine months ended September 30, 2013, the Company paid an additional $3.0 million of termination benefits related to employee termination charges recorded in prior periods and had approximately $0.1 million of these benefits remaining to be paid. At September 30,

2013, total termination benefits of approximately $0.6 million remained to be paid and the Company expects $0.6 million of these benefits to be paid in the next twelve months. In addition, the Company expects to satisfy approximately $2.4 million of deferred compensation and retirement plan obligations during the next twelve months.
The Company believes that cash flows from operations and available financing capacity are adequate to meet the expected future operating, investing and financing needs of the business.

Off Balance Sheet Arrangements
On October 9, 2012, the Company entered into a limited payment guaranty with regards to a developer's $18.0 million bank loan for the construction of a hotel franchised under one of the Company's brands in the United States. Under the terms of the limited guaranty, the Company has agreed to guarantee 25% of the outstanding principal balance and accrued and unpaid interest, as well as any unpaid expenses incurred by the lender. The limited guaranty shall remain in effect until the maximum amount guaranteed by the Company is paid in full. In addition to the limited guaranty, the Company entered into an agreement in which the Company guarantees the completion of the construction of the hotel and an environmental indemnity agreement which indemnifies the lending institution from and against any damages relating to or arising out of possible environmental contamination issues with regards to the property.

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
Initial franchise and relicensing fees are recognized, in most instances, in the period the related franchise agreement is executed because the initial franchise and relicensing fees are non-refundable and the Company is not required to provide initial services to the franchisee prior to hotel opening. However, we defer the initial franchise and relicensing fee revenue related to franchise agreements which include incentives until the incentive criteria are met or the agreement is terminated, whichever occurs first.
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
Marketing and Reservation Revenues and Expenses.
The Company's franchise agreements require the payment of certain marketing and reservation system fees, which are used exclusively by the Company for expenses associated with providing franchise services such as national marketing, media advertising, central reservation systems and technology services. The Company is contractually obligated to expend the marketing and reservation system fees it collects from franchisees in accordance with the franchise agreements; as such, no net income or loss to the Company is generated. In accordance with our contracts, we include in marketing and reservation expenses an allocation of costs for certain activities, such as human resources, facilities, legal and accounting, required to carry out marketing and reservation activities.
The Company records marketing and reservation system revenues and expenses on a gross basis since the Company is the primary obligor in the arrangement, maintains the credit risk, establishes the price and nature of the marketing or reservation services and retains discretion in supplier selection. In addition, net advances to and recoveries from the franchise system for marketing and reservation activities are presented as cash flows from operating activities.
Marketing and reservation system fees not expended in the current year are recorded as a liability in the Company's balance sheet and are carried over to the next fiscal year and expended in accordance with the franchise agreements. Shortfall amounts are recorded as an asset in the Company's balance sheet, with a corresponding reduction in costs, and are similarly recovered in subsequent years. Under the terms of the franchise agreements, the Company may advance capital and incur costs as necessary for marketing and reservation activities and recover such advances through future fees. Our current assessment is that the credit risk associated with the cumulative cost advances for marketing and reservation system activities is mitigated due to our contractual right to recover these amounts from a large geographically dispersed group of franchisees. However, our ability to recover these advances may be adversely impacted by certain factors, including, among others, declines in the ability of our franchisees to generate revenues at properties they franchise from us, lower than expected franchise system growth of certain brands and/or lower than expected international franchise system growth. An extended period of occupancy or room rate declines or a decline in the number of hotel rooms in our franchise system could result in the generation of insufficient funds to recover marketing and reservation advances as well as meet the ongoing marketing and reservation needs of the overall system.
The Company evaluates the recoverability of marketing and reservation costs incurred in excess of cumulative marketing and reservation system revenues earned on a periodic basis. The Company will record a reserve when, based on current information and events, it is probable that it will be unable to recover the cumulative amounts advanced for marketing and reservation activities according to the contractual terms of the franchise agreements. These advances are considered to be unrecoverable if the expected net, undiscounted cash flows from marketing and reservation activities are less than the carrying amount of the asset.
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
We provide Choice Privileges as a marketing program to franchised hotels and collect a percentage of program members' room revenue from franchises to operate the program. Revenues are deferred in an amount equal to the estimated fair value of the future redemption obligation. The Company develops an estimate of the eventual redemption rates and point values using various actuarial methods. These judgmental factors determine the required liability attributable to outstanding points. Upon redemption of points, the Company recognizes the previously deferred revenue as well as the corresponding expense relating to the cost of the awards redeemed. Revenues in excess of the estimated future redemption obligation are recognized when earned to reimburse the Company for costs incurred to operate the program, including administrative costs, marketing, promotion and performing member services.
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
In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan (“EDCP”) which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust. Prior to January 1, 2010, participants could elect an investment return of either the annual yield of the Moody's Average Corporate Bond Rate Yield Index plus 300 basis points, or a return based on a selection of available diversified investment options. Effective January 1, 2010, the Moody's Average Corporate Bond Rate Yield Index plus 300 basis points is no longer an investment option for salary deferrals made on compensation earned after December 31, 2009. The Company recorded current and long-term deferred compensation liabilities of $10.9 million and $11.7 million, as of September 30, 2013 and December 31, 2012, respectively, related to these deferrals and credited investment returns. Compensation expense is recorded in SG&A expense on the Company's consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. Compensation expense recorded in SG&A for the nine months ended September 30, 2013 and 2012 was $0.7 million for both periods.
The Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that partially offset the earnings credited to the participants. The diversified investments held in the trusts totaled $3.8 million and $6.0 million as of September 30, 2013 and December 31, 2012, respectively, and are recorded at their fair value, based on quoted market prices. At September 30, 2013, the Company expects $0.4 million of the assets held in the trusts to be distributed to participants during the next twelve months. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment gains during the nine months ended September 30,

2013 and 2012 of approximately $0.3 million and $1.2 million, respectively. In addition, the EDCP Plan held shares of the Company's common stock with a market value of $0.2 million and $0.1 million at September 30, 2013 and December 31, 2012, respectively, which were recorded as a component of shareholders' deficit.
In 1997, the Company adopted the Choice Hotels International, Inc. Non-Qualified Retirement Savings and Investment Plan (“Non-Qualified Plan”). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. As of September 30, 2013 and December 31, 2012, the Company had recorded a deferred compensation liability of $12.8 million and $11.2 million, respectively, related to these deferrals. Compensation expense is recorded in SG&A expense on the Company's consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. The net increase in compensation expense recorded in SG&A for the nine months ended September 30, 2013 and 2012 was $1.3 million and $0.8 million, respectively.
The diversified investments held in the trusts were $11.6 million and $10.2 million as of September 30, 2013 and December 31, 2012, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment gains during the nine months ended September 30, 2013 and 2012 of approximately $1.1 million and $1.0 million, respectively. In addition, the Non-Qualified Plan held shares of the Company's common stock with a market value of $1.2 million and $1.0 million at September 30, 2013 and December 31, 2012, respectively, which are recorded as a component of shareholders' deficit.
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
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company's foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including in certain circumstances the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $15.3 million and $16.2 million at September 30, 2013 and December 31, 2012, respectively which we account for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
At September 30, 2013, the Company had $170.1 million of variable interest rate debt instruments outstanding at an effective rate of 2.5%. A hypothetical change of 10% in the Company’s effective interest rate from September 30, 2013 levels would increase or decrease annual interest expense by $0.4 million. The Company expects to refinance its fixed and variable long-term debt obligations prior to their scheduled maturities.
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

An evaluation was performed under the supervision and with the participation of the Company's CEO and CFO of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2013.
There has been no change in the Company's internal controls over financial reporting that occurred during the quarter ended September 30, 2013, that materially affected, or is reasonably likely to materially affect the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Except as noted below, the Company is not a party to any litigation other than litigation in the ordinary course of business. The Company's management and legal counsel do not expect that the ultimate outcome of any of its currently ongoing legal proceedings, individually or collectively, will have a material adverse effect on the Company's financial position, results of operations or cash flows.
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

Issuer Purchases of Equity Securities
The following table sets forth purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the nine months ended September 30, 2013:

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1),(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2013	—	$—	—	1,418,991
February 28, 2013	91,788	37.32	—	1,418,991
March 31, 2013	5,189	40.32	—	1,418,991
April 30, 2013	—	—	—	1,418,991
May 31, 2013	410	39.81	—	1,418,991
June 30, 2013	—	—	—	1,418,991
July 31, 2013	—	—	—	1,418,991
August 31, 2013	—	—	—	1,418,991
September 30, 2013	795	40.80	—	1,418,991
Total	98,182	$37.52	—	1,418,991
 _______________________

(1)	The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998. The program has no fixed dollar amount or expiration date.

(2)
During the nine months ended September 30, 2013, the Company redeemed 98,182 shares of common stock from employees to satisfy minimum tax-withholding requirements related to the vesting of restricted stock and performance vested restricted stock unit grants. These redemptions were not part of the board repurchase authorization.

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

CHOICE HOTELS INTERNATIONAL, INC.

November 12, 2013	By:	/S/ DAVID L. WHITE
David L. White
Senior Vice President, Chief Financial Officer & Treasurer