Form 10-K
period 2013-12-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2014-03-03
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________
FORM 10-K
 _____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-13393
 _____________________________________________________
CHOICE HOTELS INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in Its Charter)
 __________________________________________________________

DELAWARE	52-1209792
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1 Choice Hotels Circle, Suite 400, Rockville, Maryland	20850
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code (301) 592-5000
  ___________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.01 per share	New York Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes  ☐    No  ☒
The aggregate market value of common stock of Choice Hotels International, Inc. held by non-affiliates was $1,126,592,712 as of June 30, 2013 based upon a closing price of $39.69 per share.
The number of shares outstanding of Choice Hotels International, Inc.’s common stock at February 14, 2014 was 58,627,712.
DOCUMENTS INCORPORATED BY REFERENCE.

Certain portions of our definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Annual Meeting of Shareholders to be held on May 8, 2014, are incorporated by reference under Part III of this Form 10-K.

CHOICE HOTELS INTERNATIONAL, INC.
Form 10-K

PART I
Throughout this report, we refer to Choice Hotels International, Inc., together with its subsidiaries as "Choice", "we", "us" or "the Company".

Forward-Looking Statements
Certain matters discussed in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, our use of words such as "expect," "estimate," "believe," "anticipate," "should," "will," "forecast," "plan," "project," "assume" or similar words of futurity identify such forward-looking statements. These forward-looking statements are based on management's current beliefs, assumption and expectations regarding future events, which in turn are based on information currently available to management. Such statements may relate to projections of the Company’s revenue, earnings and other financial and operational measures, Company debt levels, ability to repay outstanding indebtedness, payment of dividends, and future operations, among other matters. We caution you not to place undue reliance on any such forward-looking statements. Forward-looking statements do not guarantee future performance and involve known and unknown risks, uncertainties and other factors.
Several factors could cause actual results, performance or achievements of the Company to differ materially from those expressed in or contemplated by the forward-looking statements. Such risks include, but are not limited to, changes to general, domestic and foreign economic conditions; operating risks common in the lodging and franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees; our ability to keep pace with improvements in technology utilized for marketing and reservations systems and other operating systems; fluctuations in the supply and demand for hotels rooms; the level of acceptance of alternative growth strategies we may implement; operating risks associated with our international operations; the outcome of litigation; and our ability to effectively manage our indebtedness. These and other risk factors are discussed in detail in Item 1A. “Risk Factors” of this report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

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

Overview

We are one of the largest hotel franchisors in the world with 6,340 hotels open and 503 hotels under construction, awaiting conversion or approved for development as of December 31, 2013 representing 506,058 rooms open and 38,957 rooms under construction, awaiting conversion or approved for development in 50 states, the District of Columbia and over 35 countries and territories outside the United States. Choice franchises lodging properties under the following proprietary brand names: Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, Cambria Suites® and Ascend Hotel Collection® (collectively, the "Choice brands").
We operate in two reportable segments encompassing our hotel franchising business and our SkyTouch Technology ("SkyTouch") division. SkyTouch is a division of the Company that develops and markets cloud-based technology products, including inventory management, pricing and connectivity to third party channels, to hoteliers not under franchise agreements with the Company. SkyTouch's technology products are based on the Company's choiceAdvantage property management system which is utilized by over 5,500 of the Company's franchised hotels. SkyTouch was announced to the public in March 2013 and represents less than 1% and 5% of the Company's total revenues and operating expenses, respectively, for the year ended December 31, 2013.
The Company's domestic franchising operations are conducted through direct franchising relationships while its international franchise operations are conducted through a combination of direct franchising and master franchising relationships. With a focus on hotel franchising instead of ownership, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our business provides opportunities to improve operating results by increasing the number of franchised hotel rooms and effective royalty rates of our franchise contracts resulting in increased initial and relicensing fee revenue, ongoing royalty fees and procurement services revenues. In addition to these revenues, we also collect marketing and reservation system fees to provide support activities for the franchise system. Our operating results can also be improved through our company-wide efforts related to improving property level performance. The Company's hotel franchising business currently has relatively low capital expenditure requirements.
The principal factors that affect the Company’s results are: the number and mix of franchised hotel rooms in the various hotel lodging price categories; growth in the number of hotel rooms under franchise; occupancy and room rates achieved by the hotels under franchise; the effective royalty rate achieved; the level of franchise sales and relicensing activity; and our ability to manage costs. The number of rooms at franchised properties and occupancy and room rates at those properties significantly affect the Company’s results because our fees are based upon room revenues or the number of rooms at franchised hotels. The key industry standard for measuring hotel-operating performance is revenue per available room ("RevPAR"), which is calculated by multiplying the percentage of occupied rooms by the average daily room rate realized. Our variable overhead costs associated with franchise system growth of our established brands have historically been less than incremental royalty fees generated from new franchises. Accordingly, continued growth of our franchise business should enable us to realize benefits from the operating leverage in place and improve operating results.
We are contractually required by our franchise agreements to use the marketing and reservation system fees we collect for system-wide support activities. These expenditures help to enhance awareness and increase consumer preference for our brands. Greater awareness and preference promotes long-term growth in business delivery to our franchisees and increases the desirability of our brands to hotel owners and developers, which ultimately increases franchise fees earned by the Company.
Our Company articulates its mission as a commitment to our franchisees’ profitability by providing them with hotel franchises that strive to generate the highest return on investment of any hotel franchise. We have developed an operating system dedicated to our franchisees’ success that focuses on delivering guests to our franchised hotels and reducing costs for our hotel owners.
Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. We believe our strong and predictable cash flows create a strong financial position that provides us a competitive advantage. We maintain a capital structure that generates high financial returns and use our excess cash flow to provide returns to our shareholders primarily through share repurchases, dividends or investing in growth opportunities.
Historically, we have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. Since the program's inception through December 31, 2013, we have repurchased 45.3 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.1 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 78.3 million shares at an average price of $13.89 per share. At December 31, 2013, we had approximately 1.4 million shares remaining under the current share repurchase authorization. We currently believe that our cash flows from operations will support our ability to complete the current board of directors repurchase authorization and upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
The Company commenced paying quarterly dividends in 2004 and in 2012 the Company elected to pay a special cash dividend totaling approximately $600 million. The Company currently maintains the payment of a quarterly dividend on its common shares outstanding of $0.185 per share, however the declaration of future dividends are subject to the discretion of the board of directors. We expect to continue to pay dividends in the future, subject to declaration by our board of directors as well as future business performance, economic conditions, changes in income tax regulations and other factors.
The Company also allocates capital to exploring growth opportunities in business areas that are adjacent or complementary to our core hotel franchising business, which leverage our core competencies and are additive to our franchising business model. The timing and amount of these investments are subject to market and other conditions.
Our direct lodging property real estate exposure is limited to activity in the United States and consists of three company-owned MainStay Suites hotels and three parcels of real estate that the Company has acquired and intends to resell to incent franchise development in strategic markets or to pursue hotel development through joint ventures. In addition, our development activities that involve financing, equity investments and guaranty support to hotel developers create limited additional exposure to the real estate markets.

The Lodging Industry
Companies participating in the lodging industry primarily do so through a combination of one or more of the three primary lodging industry activities: ownership, franchising and management. A company’s relative reliance on each of these activities determines which drivers most influence its profitability.

•
Ownership requires a substantial capital commitment and involves the most risk but offers high returns due to the owner’s ability to influence margins by driving RevPAR, managing operating expenses and financial leverage. The ownership model has a high fixed-cost structure that results in a high degree of operating leverage relative to RevPAR performance. As a result, profits escalate rapidly in a lodging up-cycle but erode quickly in a downturn as costs rarely decline as fast as revenue. Profits from an ownership model increase at a greater rate from RevPAR growth attributable to average daily rate ("ADR") growth, than from occupancy gains since there are more incremental costs associated with higher guest volumes compared to higher pricing.

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

The following chart demonstrates these trends over the last fifteen years:
US Lodging Industry Trends: 1999 - 2013

Year	Occupancy Rates	Average Daily Room Rates (ADR)	Change in ADR Versus Prior Year	Change in CPI Versus Prior Year	Revenue Per Available Room (RevPAR)	New Rooms Added (Gross)
1999	63.3%	$81.27	3.4%	2.7%	$51.44	143,148
2000	63.5%	$85.24	4.9%	3.4%	$54.13	121,476
2001	60.1%	$84.85	(0.5)%	2.9%	$50.99	101,279
2002	59.2%	$83.15	(2.0)%	1.6%	$49.22	86,366
2003	59.1%	$83.19	0.1%	2.3%	$49.20	65,876
2004	61.3%	$86.41	3.9%	2.7%	$52.93	55,245
2005	63.1%	$90.84	5.1%	3.4%	$57.34	65,900
2006	63.4%	$97.31	7.1%	3.2%	$61.69	73,308
2007	63.1%	$104.04	6.9%	2.8%	$65.61	94,541
2008	60.3%	$106.96	2.8%	3.8%	$64.49	146,312
2009	54.5%	$98.17	(8.2)%	(0.4)%	$53.50	142,287
2010	57.5%	$98.06	(0.1)%	1.6%	$56.43	73,976
2011	59.9%	$101.85	3.9%	3.2%	$61.02	38,409
2012	61.3%	$106.25	4.3%	2.1%	$65.15	43,879
2013	62.3%	$110.35	3.9%	1.5%	$68.69	54,020

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

The lodging industry can be divided into chain scale categories or groupings of generally competitive brands as follows:

Chain Scale	Brand Examples	Room Count	% of Total	Avg. No. of Rooms Per Hotel
Luxury	Four Seasons, Ritz Carlton, W Hotel	107,007	2.2%	340.8
Upper Upscale	Marriott, Hilton, Hyatt, Sheraton	560,884	11.4%	360.0
Upscale	Hilton Garden Inn, Courtyard, Cambria Suites	612,480	12.4%	153.4
Upper Midscale	Comfort Inn, Holiday Inn, Hampton Inn	875,268	17.7%	97.7
Midscale	Quality, Best Western, Ramada, La Quinta	473,861	9.6%	86.6
Economy	Econo Lodge, Days Inn, Super 8, Red Roof Inn	772,313	15.6%	76.1
Sub-Total Brand Affiliated		3,401,813	68.9%	111.7
Independents		1,537,960	31.1%	68.2
Total All Hotels		4,939,773	100%	93.2
According to Smith Travel Research, the lodging industry consisted of approximately 53,000 hotels representing 4.9 million rooms open and operating in the United States at December 31, 2013. During the year ended December 31, 2013, the industry added approximately 54,000 gross rooms to the industry supply and net room growth was approximately 0.8%. Approximately, 48% of the new rooms opened during the year were positioned in the Upper Midscale, Midscale and Economy chain scale segments in which we primarily operate. Overall, annual industry room growth remains below historical levels.
The lodging industry consists of independent operators of hotels and those that have joined national hotel franchise chains. Independent operators of hotels not owned or managed by major lodging companies have increasingly joined national hotel franchise chains as a means of remaining competitive with hotels owned by or affiliated with national lodging companies. Over the years, the industry has seen a significant movement of hotels from independent to chain affiliation, with affiliated hotels increasing from 46% of the rooms in the market in 1990 to 69% of the market in 2013. However, the pace of this increase has moderated over the last several years and in 2013 the percentage of rooms in the market affiliated with a chain held steady at 69% as compared to the prior year.
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
Our family of well-known and diversified brand offerings positions us well within the lodging industry. Our Cambria Suites, Comfort Inn, Comfort Suites, Sleep Inn, Suburban Extended Stay Hotel and MainStay Suites are primarily new build brands which offer hotel developers an array of choices at various price points for transient and extended stay business during periods of supply growth. Our Ascend Hotel Collection, Clarion, Quality, Econo Lodge and Rodeway Inn brands offer conversion opportunities during both industry contraction and growth cycles to independent operators and non-Choice affiliated hotels who desire to affiliate with our brands and take advantage of the services we have to offer.
Strategy. Our mission is a commitment to franchisee profitability by providing our franchisees with hotel franchises that strive to generate the highest return on investment of any hotel franchise. Our business strategy is to create franchise system growth by leveraging Choice’s large and well-known hotel brands, franchise sales capabilities, effective marketing and reservation delivery efforts, training and education programs, RevPAR enhancing services and technologies and financial strength created by our significant free cash flow. We believe our brands’ growth will be driven by our ability to create a compelling return on investment for franchisees. Our strategic objective is to improve profitability of our franchisees by providing services which increase business delivery, reduce hotel operating and development costs, and/or improve guest satisfaction. Specific elements of our strategy include: building strong brands, delivering exceptional services, reaching more consumers and leveraging our size, scale and distribution to reduce costs for hotel owners. We believe that by focusing on these elements we can increase the gross room revenues generated by our franchisees by increasing the business delivered to existing franchisees and expanding our market share of franchised hotels in the chain scale segments in which we operate or seek to operate. Improving the desirability of our brands should also allow us to continue to improve the effective royalty rate of our contracts.
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
We have multiple brands that are positioned to meet the needs of many types of guests. These brands can be developed at various price points and are suitable for both new construction properties and existing hotels. This flexibility ensures that we have brands suitable for creating room growth in various types of markets, with various types of customers, and during both industry contraction and growth cycles. During times of lower industry supply growth and tighter capital markets, we can target conversions of existing non-Choice affiliated hotels seeking the awareness and proven performance provided by our brands. During periods of strong industry supply growth, we expect a greater portion of our room growth to come from our new construction brands. We believe that a large number of markets can still support our hotel brands and that the growth potential for our brands remains strong.
We strive to maintain the strength of our brands by enhancing product consistency and quality. We attempt to achieve consistency and quality for new entrants into the franchise system by placing prospective hotels in the appropriate brand based on the physical characteristics, performance and amenities of the hotel and by requiring property improvement plans, when necessary, to ensure the new hotel meets the quality standards of the brand. Furthermore, we may require hotels currently in our franchise system to execute property improvement plans at specified contractual windows to ensure that they continue to maintain the product consistency and quality standards of the brand.
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
Reaching More Consumers. We believe hotel owners value and benefit from the large volume of guests we deliver through a mix of activities including brand marketing, reservation systems, key account sales, and the Company’s loyalty program, Choice Privileges®. Our strategy is to maximize the effectiveness of these activities in delivering both leisure and business travelers to Choice-branded hotels.
The Company intends to continue to increase awareness of its brands through its national marketing campaigns and its Choice Privileges loyalty program promotions. These campaigns are intended to generate a compelling message to consumers to create even greater awareness for our brands with the ultimate goal of driving business through our central reservation system. Local and regional co-op marketing campaigns will continue to be utilized to leverage the national marketing programs to drive business to our franchised properties at a local level. We expect our efforts at marketing directly to individual guests will continue to be enhanced through the use of our customer relationship management technology and programs. Our continued focus on overall brand quality coupled with our marketing initiatives is designed to stimulate room demand for our franchised hotels through improved guest awareness and satisfaction.
Our central reservations system is a critical technology used to deliver guests to our franchisees through multiple channels, including our call centers, proprietary web and mobile sites, global distribution systems (e.g., SABRE and Amadeus), on-line travel agents ("OTAs") (e.g. Expedia and Bookings.com) and internet referral or booking services (i.e. Kayak and Trip Advisor). We believe our well-known brands, combined with our relationships with many internet distribution web sites benefits our franchisees, by facilitating increased rate and reservations delivery, and reducing costs and operational complexity.
Leveraging Size, Scale and Distribution. We continually focus on identifying methods for utilizing the significant number of hotels in our system to reduce costs and increase returns for our franchisees. For example, we create relationships with qualified vendors to: (i) make low-cost products available to our franchisees; (ii) streamline the purchasing process; and (iii) maintain brand standards and consistency. We plan to expand these relationships and identify new methods for decreasing hotel-operating costs by increasing penetration within our existing franchise system and enhancing our existing vendor relationships and/or creating new vendor relationships. We believe our efforts to leverage the Company’s size, scale and distribution benefit the Company by enhancing brand quality and consistency, improving our franchisees returns and satisfaction, and creating procurement services revenues.

Franchise System
Revenues from our domestic operations comprised 92% of our total revenues in both 2013 and 2012. As a result, our description of the franchise system is primarily focused on the domestic operations.
Our standard domestic franchise agreements grant franchisees the non-exclusive right to use certain of our trademarks and receive other benefits of our franchise system to facilitate the operation of their franchised hotel at a specified location. The majority of our standard domestic franchise agreements are 10 to 20 years in duration with certain rights for each of the franchisor and franchisee to terminate their franchise agreement, such as upon designated anniversaries of the agreement, before the 20th (or 10th, as applicable) year. Our franchisees operate domestically under one of eleven Choice brand names: Comfort Inn, Comfort Suites, Cambria Suites, Quality, Clarion, Ascend Hotel Collection, Sleep Inn, Econo Lodge, Rodeway Inn, MainStay Suites and Suburban Extended Stay Hotel.

The following table presents key statistics related to our domestic franchise system over the five years ended December 31, 2013.
COMBINED DOMESTIC FRANCHISE SYSTEM

	As of and For the Year Ended December 31,
	2009	2010	2011	2012	2013
Number of properties, end of period	4,906	4,993	5,001	5,083	5,180
Number of rooms, end of period	388,594	393,535	392,826	396,102	400,585
Royalty fees ($000)	$196,406	$206,049	$220,047	$235,502	$242,315
Average royalty rate(1)	4.25%	4.29%	4.32%	4.33%	4.33%
Average occupancy percentage(1)	49.4%	51.3%	53.5%	55.5%	56.3%
Average daily room rate (ADR)(1)	$71.24	$70.50	$71.83	$73.60	$74.76
Revenue per available room (RevPAR)(1),(2)	$35.18	$36.18	$38.44	$40.84	$42.08
____________________________

(1)
Amounts exclude results from Cambria Suites properties open during all periods since the operating statistics are not representative of a stabilized brand which the Company defines as having at least 25 units open and operating for a twelve month period.

(2)	The Company calculates RevPAR based on information as reported to the Company by its franchisees.
According to Smith Travel Research, the total rooms open and operating in the United States at December 31, 2013 totaled approximately 4.9 million rooms of which 8.1% were affiliated with Choice's brands. Choice branded system-wide United States market share as of December 31, 2013 has increased 16 basis points over the past 5 years representing a cumulative annual growth rate of 1.4% compared to the total industry domestic growth rate of 1.0%.
Currently, no individual domestic franchisee accounts for more than 2% of the Company's total revenues.

Industry Positioning
Our brands offer consumers and developers a wide range of options, including economy hotels, mid-scale, upper mid-scale and lower upscale, full service properties. Our brands are as follows:
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
Ascend Hotel Collection: Ascend Hotel Collection is an innovative membership program that is not positioned as a traditional franchise concept. The Ascend Hotel Collection includes individual properties that are historic, boutique and/or unique and desire to retain their independent brand identity but have access to Choice’s marketing and distribution channels. The Ascend Hotel Collection offers the best of both worlds: independence backed up by a powerful global distribution network. Principal competitors include Sterling Hotels, Summit Hotel & Resorts, Small Luxury Hotels and Historic Hotels of America. The Ascend Collection membership was launched in October 2008.
Comfort Inn: Comfort Inn and Comfort Inn and Suites hotels are primarily upper mid-scale limited service hotels that offer a warm and welcoming guest experience designed to help travelers rest and refresh for the next day. One of the original brands in the limited service category, Comfort has built a reputation for consistent high-value accommodations for both business and leisure travelers. Comfort offers complimentary hot breakfast with fresh waffles, a swimming pool and/or exercise room, and free high-speed internet access. Principal competitor brands include Holiday Inn Express and Country Inn & Suites.
Comfort Suites: An extension of the highly regarded Comfort Inn brand, Comfort Suites hotels have a focus on meeting the needs of the business traveler. Hotels are 100% smoke free and rooms are oversized with separate areas for working and sleeping. In addition, each room features a sleeper sofa, refrigerator and microwave. Comfort Suites hotels offer a complimentary hot breakfast and free high-speed internet access, as well as a marketplace with snacks, mini-meals and beverages for purchase. The brand competes with Hampton and Fairfield Inn.
Sleep Inn: Sleep Inn is a new construction brand that operates in the moderate tier of the mid-scale lodging category, offering developers a lower cost to build with competitive mid-scale average daily rates. Sleep Inn delivers a stylish, contemporary guest experience, providing both business and leisure travelers with free high-speed internet access, an exercise room and/or pool and a complimentary Morning Medley breakfast. Sleep Inn’s principal competitors include Microtel and La Quinta.
Clarion: Clarion helps owners of existing mid-scale assets with food and beverage capabilities achieve strong returns with reasonable investment. Clarion allows a more focused and efficient food and beverage operational model that works well with a variety of conversion property configurations.  Clarion helps business and leisure guests "get together" by providing meeting/banquet facilities with catering, hot breakfast, a simplified menu of basic evening meals and lounge with at least beer and/or wine selections. Amenities include a pool, business center, free high-speed internet access and fitness center. Principal competitor brands include Four Points by Sheraton and Radisson.
Quality: Quality helps both guests and owners "get your money's worth" in the mid-scale category.  Quality hotels provide clean, comfortable, and affordable accommodations, as well as the "Value Qs:"  Q Bed, Q Breakfast, Q Shower, Q Service, and the Q Value of free high-speed internet access, a swimming pool and/or an exercise room and free newspaper. Principal competitor brands include Best Western and Ramada.
MainStay Suites: MainStay Suites compete in the mid-scale extended stay category. Complete with a "feels like home guest experience" and value-added amenities, the MainStay brand is designed as a more practical lodging option for guests whose stays are longer than a few nights. Typically, longer hotel stays involve relocation, training, or temporary job assignments. MainStay guest rooms feature free high-speed internet access, fully equipped kitchens with a two-burner range, dishes, utensils, dishwasher, sink with disposal, microwave, and full size refrigerator. All suites include a sleeper sofa, comfortable work area with ergonomic chair and large walk-in closets. MainStay Suites' principal competitors include TownePlace Suites and Candlewood Suites.
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
Econo Lodge: Econo Lodge is the premier brand in the economy hotel category that is an easy stop on the road for value-oriented travelers. Free high speed internet, a premium movie channel and complimentary continental breakfast are just some of the amenities that position Econo Lodge as a great value in the economy category. The brand competes primarily with Days Inn, Super 8 and Red Roof Inn.
Rodeway Inn: Rodeway Inn is a brand also operating in the economy hotel category that offers sensible lodging for travelers on a budget. As part of one of the largest franchise systems in the world, Rodeway offers a welcoming environment at an affordable rate. With free coffee to get guests started in the morning, free high-speed internet and a free premium movie channel, Rodeway is a great option for practical travelers. Principal competitor brands include Americas Best Value Inn and Motel 6.
The following table presents key statistics related to the domestic system for our brands over the five years ended December 31, 2013:

	As of and For the Year Ended December 31,
	2009	2010	2011	2012	2013
COMFORT INN DOMESTIC SYSTEM
Number of properties, end of period	1,447	1,435	1,399	1,349	1,302
Number of rooms, end of period	113,633	112,169	109,330	105,471	101,673
Royalty fees ($000)	$80,059	$82,233	$86,107	$90,313	$88,738
Average occupancy percentage	54.1%	55.6%	57.5%	59.4%	59.9%
Average daily room rate (ADR)	$77.10	$77.21	$79.41	$81.55	$83.21
RevPAR	$41.74	$42.93	$45.62	$48.42	$49.87

COMFORT SUITES DOMESTIC SYSTEM
Number of properties, end of period	608	623	616	597	589
Number of rooms, end of period	47,301	48,246	47,738	46,045	45,451
Royalty fees ($000)	$35,134	$38,100	$41,934	$44,764	$44,650
Average occupancy percentage	53.3%	55.2%	58.6%	61.7%	62.8%
Average daily room rate (ADR)	$84.79	$82.48	$83.72	$85.47	$86.89
RevPAR	$45.17	$45.53	$49.09	$52.74	$54.53
QUALITY DOMESTIC SYSTEM
Number of properties, end of period	979	1,012	1,047	1,152	1,223
Number of rooms, end of period	89,336	89,185	91,502	98,078	101,143
Royalty fees ($000)	$33,725	$35,749	$38,032	$42,073	$47,208
Average occupancy percentage	46.0%	48.1%	50.0%	51.6%	53.0%
Average daily room rate (ADR)	$68.00	$66.81	$67.75	$69.46	$70.19
RevPAR	$31.31	$32.11	$33.86	$35.85	$37.17
CLARION DOMESTIC SYSTEM
Number of properties, end of period	172	192	189	191	190
Number of rooms, end of period	24,636	28,711	27,527	27,441	27,501
Royalty fees ($000)	$8,549	$8,948	$9,708	$10,252	$10,949
Average occupancy percentage	42.2%	43.7%	46.9%	49.4%	50.9%
Average daily room rate (ADR)	$77.79	$75.15	$73.89	$74.94	$75.20
RevPAR	$32.86	$32.86	$34.64	$37.03	$38.30
SLEEP INN DOMESTIC SYSTEM
Number of properties, end of period	392	398	394	387	382
Number of rooms, end of period	28,599	28,957	28,568	28,087	27,623
Royalty fees ($000)	$14,614	$15,050	$15,838	$17,114	$17,442
Average occupancy percentage	51.5%	51.6%	53.6%	56.3%	58.5%
Average daily room rate (ADR)	$69.64	$68.82	$69.96	$72.40	$74.35
RevPAR	$35.86	$35.52	$37.49	$40.77	$43.46
MAINSTAY SUITES DOMESTIC SYSTEM
Number of properties, end of period	37	37	40	41	43
Number of rooms, end of period	2,866	2,868	3,093	3,165	3,331
Royalty fees ($000)	$1,607	$1,715	$2,018	$2,235	$2,240
Average occupancy percentage	57.9%	63.6%	67.7%	70.4%	68.0%
Average daily room rate (ADR)	$70.55	$65.60	$66.16	$69.34	$72.46
RevPAR	$40.82	$41.71	$44.80	$48.81	$49.27
ECONO LODGE DOMESTIC SYSTEM
Number of properties, end of period	792	784	797	817	830
Number of rooms, end of period	48,996	48,728	49,483	49,951	50,694
Royalty fees ($000)	$15,025	$15,068	$15,655	$16,463	$17,174
Average occupancy percentage	43.5%	45.8%	47.5%	48.5%	48.7%
Average daily room rate (ADR)	$54.66	$54.10	$54.71	$55.78	$56.56
RevPAR	$23.78	$24.80	$25.96	$27.05	$27.52
RODEWAY INN DOMESTIC SYSTEM
Number of properties, end of period	372	387	388	410	438
Number of rooms, end of period	21,392	21,261	21,627	23,370	24,677
Royalty fees ($000)	$3,819	$4,257	$4,541	$5,103	$5,325
Average occupancy percentage	43.0%	45.8%	48.7%	50.8%	51.6%
Average daily room rate (ADR)	$52.48	$51.07	$51.87	$53.36	$54.25
RevPAR	$22.54	$23.38	$25.27	$27.13	$27.96

SUBURBAN EXTENDED STAY HOTEL DOMESTIC SYSTEM
Number of properties, end of period	61	64	60	63	63
Number of rooms, end of period	7,416	7,685	7,126	7,291	7,167
Royalty fees ($000)	$2,275	$2,353	$2,537	$2,697	$2,815
Average occupancy percentage	56.3%	63.8%	67.5%	69.7%	70.1%
Average daily room rate (ADR)	$41.51	$39.23	$40.26	$41.61	$42.67
RevPAR	$23.35	$25.03	$27.15	$29.01	$29.91
CAMBRIA SUITES DOMESTIC SYSTEM (1)
Number of properties, end of period	18	23	19	19	18
Number of rooms, end of period	2,073	2,700	2,215	2,221	2,119
Royalty fees ($000)	$920	$1,447	$2,022	$2,099	$2,133
ASCEND HOTEL COLLECTION DOMESTIC SYSTEM
Number of properties, end of period	28	38	52	57	102
Number of rooms, end of period	2,346	3,025	4,617	4,982	9,206
Royalty fees ($000)	$679	$1,129	$1,655	$2,389	$3,641
Average occupancy percentage	49.4%	57.6%	60.3%	64.4%	64.3%
Average daily room rate (ADR)	$115.97	$112.50	$113.59	$113.33	$120.97
RevPAR	$57.24	$64.81	$68.44	$72.94	$77.82
 ____________________________

(1)
Statistics for average occupancy percentage, ADR and RevPAR have been excluded for years in which the brand statistics are not representative of a stabilized brand which the Company defines as having at least 25 units open and operating for a twelve month period.

International Franchise Operations
The Company conducts its international franchise operations through a combination of direct franchising and master franchising relationships. Master franchising relationships are governed by master franchising agreements that generally provide the master franchisee with the right to use and sub-license the use of our brands in a specific geographic region, usually for a fee.
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
As a result of our use of master franchising relationships and international market conditions, revenues from international franchising operations comprised 8% of our total revenues in both 2013 and 2012 while representing approximately 18% and 19% of our franchise system hotels open at both December 31, 2013 and 2012, respectively.
In some territories outside the United States hotel franchising is less prevalent, and many markets are served primarily by independent operators. We believe that chain and franchise affiliation will increase in certain international markets as local economies grow and hotel owners seek the economies of centralized reservations systems and marketing programs. We believe that international franchise operations will provide a significant long-term growth opportunity for the Company and as a result we have embarked on a multi-year investment in information technology and marketing which is expected to enhance the value proposition for prospective international franchisees.

As of December 31, 2013, we had 1,160 franchise hotels open and operating in over 30 countries and territories outside of the United States. The following chart summarizes our franchise system outside of the United States.

COMBINED INTERNATIONAL FRANCHISE SYSTEM(1)

	As of and For the Year Ended December 31,
	2009	2010	2011	2012	2013
Number of properties, end of period	1,115	1,149	1,177	1,160	1,160
Number of rooms, end of period	98,816	101,610	104,379	103,151	105,473
Royalty fees ($000)	$19,351	$21,647	$25,175	$25,066	$24,711
____________________________

(1)
Reporting of operating statistics (e.g., average occupancy percentage and average daily room rate) of international franchisees is not required by all master franchise contracts, thus these statistics and RevPAR are not presented for international franchisees.

Scandinavia. We conduct our operations in Scandinavia through a master franchise relationship with Nordic Choice Commercial Services A/S ("NCH"), formerly known as Choice Hotels Scandinavia. As of December 31, 2013, NCH had 171 open properties in its development territory, which includes Denmark, Norway and Sweden on an exclusive basis and Latvia and Lithuania on a non-exclusive basis. The Company’s master franchise agreement with NCH grants rights to the Comfort, Quality, Sleep and Clarion brand and expires in 2023. Through a separate agreement signed in 2010, we have also granted NCH limited rights to franchise Ascend Hotel Collection hotels in its territory.
Japan. The Company conducts its operations in Japan through a master franchise relationship with Choice Hotels Japan Co. Ltd ("CHJ"). CHJ possesses exclusive rights to develop the Comfort and Quality brands and non-exclusive rights to the Sleep and Clarion brands. The Company’s master franchise agreement with CHJ expires in December 2023. As of December 31, 2013, CHJ had 52 open properties.
Continental Europe. The Company conducts franchising operations in Germany, Italy, Czech Republic, and portions of Switzerland through Choice Hotels Licensing B.V. ("Choice BV"), a wholly-owned subsidiary, and in France, Portugal and the French speaking Cantons of Switzerland through a wholly-owned subsidiary of Choice BV, Choice Hotels France SAS. At December 31, 2013, the Company's subsidiaries had 186 properties open and operating in continental Europe.
Ireland. In August 2007, the Company entered into a master franchising agreement with Ireland-based Cordelle Enterprises, doing business as Choice Hotels Ireland ("CHR"), for the exclusive right to develop our Clarion, Quality and Comfort brands in Ireland and Northern Ireland. The master franchise agreement with CHR expires in 2027. As of December 31, 2013, CHR had 10 properties open and operating in Ireland and Northern Ireland.
United Kingdom. The Company conducts direct franchising operations in the United Kingdom through Choice BV. At December 31, 2013, the Company’s subsidiary had 44 properties open and operating in the United Kingdom.
Canada. We conduct our operations in Canada for all of our brands except Cambria Suites, MainStay Suites and Suburban Extended Stay Hotel through Choice Hotels Canada Inc. ("CHC") a joint venture owned 50% by us and 50% by InnVest Management Holdings Ltd. CHC is one of the largest lodging organizations in Canada with 310 of our franchised properties open and operating as of December 31, 2013. The Company conducts direct franchising operations for its extended stay and Cambria Suites brands in Canada through its wholly-owned subsidiary, Choice Hotels International Licensing ULC, and had 3 properties open and operating at December 31, 2013.
India. The Company conducts direct franchising operations in India through wholly-owned subsidiaries for the Comfort, Quality, Sleep and Clarion brands. As of December 31, 2013, the Company had 24 franchised properties open and operating.
Australasia. The Company conducts direct franchising operations in Australia, New Zealand, and Singapore through a wholly-owned subsidiary, Choice Hotels Australasia Pty. Ltd. ("CHA"). As of December 31, 2013, CHA had 256 franchised properties open and operating in Australasia.
Mexico. The Company’s wholly-owned subsidiary Choice Hotels Mexico S. de R.L. de C.V. ("CHM") conducts direct franchising operations in Mexico on behalf of Choice BV, which acts as the franchisor in Mexico. CHM is focused on establishing Clarion, Quality, Sleep and Comfort brands through conversion of hotels in Mexico. At December 31, 2013, the Company’s subsidiary had 22 properties open and operating.
South America. We conduct our operations in Brazil and certain other South American territories through a non-exclusive master franchise relationship with Atlantica Holdings International, Ltd. ("Atlantica"). As of December 31, 2013, Atlantica had 62 open properties in its development territory. The Company’s master franchise agreement with Atlantica grants rights to the Comfort, Quality, Sleep and Clarion brands. The agreement was executed in 2001 and has a term of twenty years with certain rights by both parties to terminate the contract early.
Central America. We conduct our operations in certain Central American territories through an exclusive master franchise relationship with Real Hotels and Resorts, Inc. ("Real"). As of December 31, 2013, Real had 14 open properties in its development territory which consists of Costa Rica, Dominican Republic, El Salvador, Guatemala, Honduras and Panama. The Company’s master franchise agreement with Real grants rights to the Comfort, Quality, Sleep and Clarion brands. The agreement was executed in 1994 and has a term of twenty years. Through a separate agreement signed in 2011, we have also granted Real limited non-exclusive rights to franchise Ascend Hotel Collection hotels in Costa Rica, Honduras and Panama.
Other International Relationships. We also have non-exclusive master development and area representative arrangements in place with local hotel management and franchising companies doing business in China. In addition, the Company has direct franchise relationships with properties in Malaysia and Jordan.

The following table summarizes Choice’s non-domestic franchise system as of December 31, 2013:

	Comfort	Comfort Suites	Quality	Clarion	Sleep	Ascend	Mainstay	Suburban	Econo Lodge	Rodeway	Total
Australia	122	—	66	6	—	3	—	—	23	—	220
Canada	—	—	—	—	—	—	2	1	—	—	3
Czech Republic	—	—	—	9	—	—	—	—	—	—	9
France	71	3	30	7	—	—	—	—	—	—	111
Germany	18	—	15	3	—	—	—	—	—	—	36
India	10	—	11	3	—	—	—	—	—	—	24
Italy	5	—	9	6	—	—	—	—	—	—	20
Jordan	—	—	1	—	—	—	—	—	—	—	1
Malaysia	—	—	1	—	—	—	—	—	—	—	1
Mexico	11	—	11	—	—	—	—	—	—	—	22
New Zealand	10	—	17	—	—	1	—	—	7	—	35
Portugal	3	—	2	1	—	—	—	—	—	—	6
Singapore	—	—	1	—	—	—	—	—	—	—	1
Switzerland	3	—	—	1	—	—	—	—	—	—	4
United Kingdom	18	—	20	6	—	—	—	—	—	—	44
Direct Franchise Agreements	271	3	184	42	—	4	2	1	30	—	537
Brazil	19	7	27	4	5	—	—	—	—	—	62
Canada*	148	4	85	6	3	7	—	—	54	3	310
China	2	1	1	—	—	—	—	—	—	—	4
Costa Rica	—	—	1	—	1	—	—	—	—	—	2
Denmark	—	—	1	1	—	1	—	—	—	—	3
Dominican Republic	—	—	1	—	—	—	—	—	—	—	1
El Salvador	2	—	1	1	—	—	—	—	—	—	4
Guatemala	—	—	—	1	—	—	—	—	—	—	1
Honduras	—	—	—	5	—	—	—	—	—	—	5
Ireland	—	—	3	6	—	1	—	—	—	—	10
Japan	51	—	1	—	—	—	—	—	—	—	52
Latvia	—	—	—	1	—	—	—	—	—	—	1
Lithuania	1	—	—	—	—	—	—	—	—	—	1
Norway	17	—	39	27	—	2	—	—	—	—	85
Panama	—	—	—	1		—	—	—	—	—	1
Sweden	11	—	28	36	—	6	—	—	—	—	81
Master Franchise Agreements	251	12	188	89	9	17	—	—	54	3	623
Total Number of Properties	522	15	372	131	9	21	2	1	84	3	1,160
____________________________

*	The Company has a 50% equity investment in this master franchisor.

The following table presents key worldwide system size statistics as of and for the year ended December 31, 2013:

	Open and Operational		Approved for Development		Units
	Hotels	Rooms	Hotels	Rooms	Additions	Repositionings	Terminations
Comfort	1,824	141,220	120	9,528	55	(37)	(80)
Comfort Suites	604	47,375	55	4,187	15	(2)	(21)
Quality	1,595	139,703	71	5,724	122	36	(81)
Ascend Hotel Collection	123	12,196	22	1,894	53	4	(6)
Clarion	321	44,888	22	2,479	32	(3)	(28)
Sleep Inn	391	28,518	55	3,579	13	(5)	(13)
MainStay Suites	45	3,549	36	2,491	2	—	—
Econo Lodge	914	54,434	32	1,860	65	3	(53)
Rodeway Inn	441	24,800	39	1,748	55	6	(33)
Suburban	64	7,256	26	2,224	3	(2)	(2)
Cambria Suites	18	2,119	25	3,243	1	—	(2)
Totals	6,340	506,058	503	38,957	416	—	(319)

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
Investment, Financing and Guaranty Franchisee Support
Our board of directors authorized a program which permits us to offer financing, investment, and guaranty support to qualified franchisees as well as allows us to acquire and resell real estate to incent franchise development for certain brands in strategic markets. We expect to deploy capital pursuant to this program opportunistically to promote growth of our emerging brands. The amount and timing of the investment in this program will be dependent on market and other conditions. Our current expectation is that our annual investment in this program will range from $20 million to $40 million per year and we generally expect to recycle these investments within a five year period. However, our actual investment in this program will be dependent on market and other conditions.

Franchise Agreements
Our standard domestic franchise agreements grant franchisees the non-exclusive right to use certain of our trademarks and receive other benefits of our franchise system to facilitate the operation of their franchised hotel at a specified location. Our standard domestic franchise agreements generally have terms ranging between 10 and 20 years, with certain rights for each of the franchisor and franchisee to terminate their franchise agreement, such as upon designated anniversaries of the agreement, before the 20th (or 10th, as applicable) year.
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
Our standard franchise fees are as follows:
QUOTED FEES BY BRAND AS OF DECEMBER 31, 2013

Brand	Initial Fee Per Room/Minimum	Royalty Fees	Marketing and Reservation System Fee
Cambria Suites	$500/$60,000	5.00%	4.00%
Comfort Inn	$500/$50,000	5.65%	3.85%
Comfort Suites	$500/$50,000	5.65%	3.85%
Quality Inn	$300/$35,000	4.65%	3.85%
Ascend Hotel Collection	$375/$30,000	4.00%	2.50%
Clarion	$300/$40,000	4.25%	3.25%
Sleep Inn	$300/$40,000	4.65%	3.85%
MainStay Suites	$300/$30,000	5.00%	2.50%
Econo Lodge	$250/$25,000	4.50%	3.50%
Rodeway Inn	$125/$10,000	(1)	(2)
Suburban Extended Stay Hotel	$225/$30,000	5.00%	2.50%
____________________________

(1)	Royalty rate is $33.00 per room per month.

(2)	Marketing and reservation system fees are $13.00 per room per month.

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
Brand Name Marketing and Advertising. Our hotels are typically located in areas conveniently accessible to business and leisure travelers and therefore approximately two-thirds of our hotel room nights are sold to guests who either walk-in or contact the hotel directly. As a result, we believe that brand name recognition and the strength of the brand reputation are important factors in influencing business and leisure traveler hotel accommodation choices.
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
Numerous marketing and sales programs are conducted which target specific groups, including business travelers, senior citizens, automobile club members, families, government and military employees, educational organizations and meeting planners. Other marketing efforts include domestic and international trade show programs, publication of group and tour rate directories, direct-mail programs, electronic direct marketing e-mail programs, centralized commissions for travel agents, fly-drive programs in conjunction with major airlines, and the publication of electronic travel and vacation directories.
We operate a loyalty program, Choice Privileges, for all of the Choice brands to attract and retain travelers by rewarding frequent stays with points towards free hotel stays and other rewards. Choice Privileges participants earn points redeemable for free stays in Choice brand properties. The Company also offers guests the ability to earn airline miles for qualifying stays redeemable for flights with various airline partners as well as redeem points for gift certificates at participating retailers. These programs allow us to conduct lower cost, more targeted marketing campaigns to our consumers, deliver incremental business to our franchised hotels and are an important selling point for our franchise sales personnel. Choice Privileges members contribute approximately a third of the Company’s domestic gross room revenues and the program had more than 19 million members worldwide as of December 31, 2013. Growing the membership of the Choice Privileges program will continue to be a focus of the Company.
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
Our field based brand performance consultants work with franchisees to maximize RevPAR. These coordinators advise franchisees on topics such as marketing their hotels, improving quality and maximizing the benefits offered by the Choice reservations system. Our proprietary property management system includes a rate and selling management tool to help our franchisees better manage rates and inventory which should help them improve RevPAR by optimizing ADR and occupancy. In addition, we have recently added revenue management services to our service offerings to assist franchisees in maximizing their room rates.
Central Reservation System ("CRS"). On average, approximately one-third of the gross room revenue booked at domestic franchised properties is reserved through our central reservation system, which consists of our toll-free telephone reservation system, our proprietary internet site, mobile phone and tablet reservation applications, interfaces with global distribution systems, and other internet reservations sites. We strive to improve the percentage of business delivered by our CRS as room nights reserved through these channels are typically at higher average daily rates than reservations booked directly through the property. In addition, increasing the percentage of business delivered through the CRS improves our value proposition to a hotel owner and therefore assists in retention of existing and acquisition of new franchisees.

Our CRS provides a data link to our franchised properties as well as to airline reservation systems such as Amadeus, Galileo, SABRE and Worldspan that facilitate the reservation process for travel agents and corporate travelers. We also offer our rooms for sale on our own proprietary internet site (www.choicehotels.com) and mobile and tablet devices as well as those of OTAs and other third-party internet referral or booking services.
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
Quality Assurance Programs. Consistent quality standards are critical to the success of a hotel franchise. We have established quality standards for all of our franchised brands that cover housekeeping, maintenance, brand identification and minimum service offerings. We inspect properties for compliance with our quality standards when application is made for admission to the franchise system. The compliance of existing franchisees with quality standards is monitored through scheduled and unannounced quality assurance reviews conducted periodically at the property and through the use of guest surveys. Properties that fail to maintain a minimum score are reinspected on a more frequent basis until deficiencies are cured, or until such properties are terminated. To encourage compliance with quality standards, various brand-specific incentives and awards are used to reward franchisees that maintain consistent quality standards. We identify franchisees whose properties operate below minimum quality standards and assist them to comply with brand specifications. Franchisees who fail to improve on identified quality matters may be subject to consequences ranging from written warnings, the payment of quality re-inspection and guest satisfaction fines, attendance at mandatory training programs and ultimately to the termination of the franchise agreement. Actual consequences, if any, are determined in the Company’s discretion on a case-by-case basis and may take into account a variety of factors apart from a franchisee’s level of compliance with our quality standards and brand specifications.
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
Opening Services. We maintain an opening services department that ensures incoming hotels meet or exceed brand standards and are properly displayed in our various reservation distribution systems to ensure that each incoming hotel opens successfully. We also maintain a design and construction department to assist franchisees in refurbishing, renovating, or constructing their properties prior to or after joining the system. Department personnel assist franchisees in meeting our brand specifications by providing technical expertise and cost-savings suggestions.
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
The ability of a hotel to compete may be affected by a number of factors, including the location and quality of the property, the number and quality of competing lodging facilities nearby, its affiliation with a recognized name brand and general regional and local economic conditions. We believe the effect of local economic conditions on our results is substantially reduced by our range of products and room rates and the geographic diversity of our franchised properties, which are open and operating in 50 states, the District of Columbia and over 30 countries and territories outside the United States.
We believe that our focus on core business strategies, combined with our financial strength and size, geographic diversity, scale and distribution will enable us to remain competitive.
Service Marks and Other Intellectual Property
The service marks Choice Hotels International, Comfort Inn, Comfort Suites, Quality, Clarion, Sleep Inn, Econo Lodge, Rodeway Inn, MainStay Suites, Cambria Suites, Suburban Extended Stay Hotel, Ascend Hotel Collection, Choice Privileges, SkyTouch Technology and related marks and logos are material to our business. We, directly and through our franchisees, actively use these marks. All of the material marks are registered with the United States Patent and Trademark Office. In addition, we have registered certain of our marks with the appropriate governmental agencies in over 100 countries where we are doing business or anticipate doing business in the foreseeable future. We seek to protect our brands and marks throughout the world, although the strength of legal protection available varies from country to country. Depending on the jurisdiction, trademarks and other registered marks are valid as long as they are in use and/or their registrations are properly maintained and they have not been found to have become generic.
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
Regulation
The Federal Trade Commission (the "FTC"), various states and certain other foreign jurisdictions (including Australia, France, Canada, and Mexico) regulate the sale of franchises. The FTC requires franchisors to make extensive disclosure to prospective franchisees but does not require registration. A number of states in which our franchisees operate require registration and disclosure in connection with franchise offers and sales. In addition, several states have "franchise relationship laws" that limit the ability of the franchisor to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. While our franchising operations have not been materially adversely affected by such regulations, we cannot predict the effect of future regulation or legislation.
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

SkyTouch Technology

SkyTouch TechnologyTM ("SkyTouch") is a division of the Company that develops and markets cloud-based technology products to hoteliers not under franchise agreements with the Company to improve their efficiency and profitability. The SkyTouch Hotel OS™ solution is based on the Company’s award-winning, proprietary technology platform, choiceADVANTAGE, that was first introduced over a decade ago to meet the needs of its franchisees. The SkyTouch Hotel OS solution offers many of the same functions of the choiceADVANTAGE property and rate management platform, including managing reservations, guest stays and rates on any device with an Internet connection as well as the ability to connect seamlessly with other systems used by chain and independent hotels. The system has been enhanced to add distribution management services, and offers central reservation system interfaces utilizing hotel technology next generation specifications for ease of deployment and partnership with other technology providers.
The SkyTouch platform also includes a mobile-native interface that offers fast and secure mobile functionality to the major elements of property management and housekeeping. The interface includes quick, mobile-friendly views of key operational data such as ADR, Occupancy, Availability for Tonight, helping improve management efficiency. Housekeeping functionality allows real-time, two-way communication between staff that helps improve the guest experience. Developed with a responsive design and an adaptable mobile support strategy, the interface is optimized as a true cloud-based application for smart phones and tablets, while still accessible from desktops.
SkyTouch also provides onsite and remote installation and training, and 24/7/365 phone support to our clients. SkyTouch’s online training includes simulation-based, highly interactive eLearning modules with the option to modify and create additional content to meet the needs of hoteliers.
The hotel property management system market is highly competitive and we compete on various bases, including product functionality, service capabilities, price, and geography. We compete with companies that have several hotel related software products, as well as companies that offer a single product or service aimed at a particular niche. In addition, our products and services compete with room reservation systems developed and marketed by major hotel chains for their corporate-owned operations and franchisees.

Employees
We employed approximately 1,088 people in our domestic operations as of February 14, 2014. None of our employees are represented by unions or covered by collective bargaining agreements. We consider our relations with our employees to be good.

EXECUTIVE OFFICERS OF CHOICE HOTELS INTERNATIONAL, INC.
The name, age, title, present principal occupation, business address and other material occupations, positions, offices and employment of each of the executive officers of the Company as of December 31, 2013 are set forth below. The business address of each executive officer is 1 Choice Hotels Circle, Suite 400, Rockville, Maryland 20850.

Name	Age	Position
Stewart W. Bainum, Jr.	67	Chairman of the Board of Directors
Stephen P. Joyce	53	President and Chief Executive Officer
David L. White	45	Senior Vice President, Chief Financial Officer & Treasurer
Patrick S. Pacious	47	Chief Operating Officer
Simone Wu	49	Senior Vice President, General Counsel, Corporate Secretary & Chief Compliance Officer
Alexandra Jaritz	40	Senior Vice President, Brand Strategy & Marketing
David A. Pepper	46	Senior Vice President, Global Development
Patrick J. Cimerola	45	Senior Vice President, Human Resources and Administration
Scott E. Oaksmith	42	Controller
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
Stephen P. Joyce. President & Chief Executive Officer since June 2008 and President & Chief Operating Officer from May 2008 until June 2008. Prior to joining the Company, he was employed by Marriott International as Executive Vice President, Global Development/Owner and Franchise Services from 2005 until 2008 and Executive Vice President, Owner and Franchise Services/North American Full Service Development from 2003 until 2005.
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
Patrick S. Pacious. Chief Operating Officer effective January 1, 2014. He was Executive Vice President, Global Strategy & Operations from February 2011 through December 2013. He was Senior Vice President Corporate Strategy and Information Technology from August 2009 to February 2011. He was Senior Vice President, Corporate Development and Strategy from December 2007 to August 2009. He was Vice President, Corporate Development and Innovation from May 2006 to December 2007 and was Senior Director of Corporate Strategy from July 2005 to May 2006. Prior to joining the Company, he was employed by Bearingpoint Inc. as a Senior Manager from 2002 until 2005 and Arthur Andersen Business Consulting LLP as a Senior Manager from 1996 until 2002.
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
From time-to-time, we consider acquisitions of new brands that complement our current portfolio of brands as well as expansion of our brands in international markets. In many cases, we will be competing for these opportunities with third parties who may have substantially greater financial resources or different or lower acceptable return requirements than we do. There can be no assurance that we will be able to identify acquisition candidates, acceptable new markets or complete transactions on commercially reasonable terms or at all. If transactions are consummated or new markets entered, there can be no assurance that any anticipated benefits will actually be realized. Similarly, there can be no assurance that we will be able to obtain additional financing for acquisitions or investments, or that the ability to obtain such financing will not be restricted by the terms of our existing debt agreements.
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
We compete with other lodging companies for franchisees. As a result, the terms of new franchise agreements may not be as favorable as our current franchise agreements. For example, competition may require us to reduce or change fee structures, make greater use of financial incentives such as loans and guarantees to acquire franchisees and/or reduce the level of property improvements required before operating under our brand names. This could potentially impact our margins negatively. New competition may also emerge using different business models with a lesser reliance on franchise fees. In addition, an excess supply of hotel rooms or unfavorable borrowing conditions may discourage potential franchisees from expanding or constructing new hotels, thereby limiting a source of growth of the franchise fees received by us.
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
In addition, we are currently planning to expand our international operations in many of the markets where we currently operate, as well as in selected new markets. This may require considerable management time as well as start-up expenses for market development before any significant revenues and earnings are generated. Operations in new foreign markets may achieve low margins or may be unprofitable, and expansion in existing markets may be affected by local economic and market conditions. Therefore, as we expand internationally, we may not experience the operating margins we expect, our results of operations may be negatively impacted and our stock price may decline.
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
As a result of our program to make financial support available to developers in the form of loans, credit support, such as guarantees, and equity investments, we are subject to investment and credit risks that we would not otherwise be exposed to as a franchisor. In particular, when we make loans to franchisees, agree to provide loan guarantees for the benefit of franchisees, or make equity investments in franchisees, we are subject to all generally applicable credit and investment risks, such as

(1) construction delays, cost overruns, or acts of God such as earthquakes, hurricanes, floods or fires that may increase overall project costs or result in project cancellations; (2) the possibility that the parties with which we have entered into a co-investment, financing or guaranty relations could become bankrupt or otherwise lack the financial resources to meet their obligations, or could have or develop business interests, policies or objectives that are inconsistent with ours; and (3) that the conditions within credit or capital markets may limit the ability of franchisees to raise additional debt or equity that may be required for completion of projects. In addition to general credit and capital markets risks, we face specific risks stemming from our ability to assess the existing and future financial strength of the franchisee and its principals, the development/construction abilities of the franchisee, the expected performance of the hotel in light of the forecasted general, regional and market-specific economic climate, and the ability to negotiate for, value, and if necessary collect security for our loans or obligations. If we do not accurately assess these risks, our assumptions used to make these estimates prove inaccurate, or situations in the credit market or hospitality industry change in a manner we did not anticipate, our loans and investments may become impaired and/or we may be required to make payment under guarantees we have issued. In such instances, there is no assurance that we will be able to recover any or all of such impaired or paid amounts, in which case we will experience losses which could be material.
Development activities that involve our investment in real estate to stimulate the development of new brands may result in exposure to losses.
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
Investing through joint ventures decreases our ability to manage risk.

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
We franchise hotels to third parties pursuant to franchise agreements. These agreements may be terminated, renegotiated or expire but typically have an initial term of either ten or twenty years. These agreements also typically contain provisions permitting either party to terminate the franchise agreement after five, ten or fifteen years under certain circumstances and depending on the particular hotel brand that is licensed to the franchisee. While our franchise agreements provide for liquidated damages to be paid to us by franchisees whose agreements have been terminated as the result of a violation of the provisions of the agreement, these damage amounts are typically less than the fees we would have received if the terminated franchisee fulfilled its contractual obligations. In addition, there can be no assurance that we will be able to replace expired or terminated franchise agreements, or that the provisions of renegotiated or new agreements will be as favorable as the provisions that existed before such expiration, replacement or renegotiation. As a result, our revenues could be negatively impacted.
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
The Company is obligated to use the system fees it collects from the current franchisees comprising its various hotel brands to provide system services, such as marketing and reservations services, appropriate to fulfill our obligations under the Company’s franchise agreements. In discharging our obligation to provide sufficient and appropriate system services, the Company has the right to expend funds in an amount reasonably necessary to ensure the provision of such services, regardless of whether or not such amount is currently available to the Company for reimbursement. As a result, expenditures for system services by the Company in excess of available system fees are deferred and recorded as an asset in the Company’s financial statements.
Under the terms of its franchise agreements, the Company has the contractually enforceable right to assess and collect from its current franchisees fees sufficient to pay for the system services the Company has provided or procured for the benefit of its franchisees, including fees to reimburse the Company for past services rendered. The Company’s current franchisees are contractually obligated to pay any assessment the Company imposes on them to obtain reimbursement of any systems services advances regardless of whether the franchisees continue to generate gross room revenue and whether or not they joined the system following the deficit’s occurrence. However, our ability to recover these advances may be adversely impacted by certain factors, including, among others, declines in the ability of our franchisees to generate revenues at properties they franchise from us. An extended period of occupancy or room rate declines or a decline in the number of hotel rooms in our franchise system could result in the generation of insufficient funds to recover system services advances as well as meet the ongoing system service needs of our franchisees.
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
We have franchised properties open and operating in more than 30 countries and territories outside of the United States. We also have investments in foreign hotel franchisors. International operations generally are subject to greater political and other risks than those affecting United States operations. In certain countries, these risks include the risk of war or civil unrest, expropriation and nationalization. In addition, the laws of some international jurisdictions do not adequately protect our intellectual property and restrict the repatriation of non-United States earnings. Various international jurisdictions also have laws limiting the right and ability of non-United States entities to pay dividends and remit earnings to affiliated companies unless specified conditions have been met. In addition, revenues from international jurisdictions typically are earned in local currencies, which subjects us to risks associated with currency fluctuations. Currency devaluations and unfavorable changes in international monetary and tax policies could have a material adverse effect on our profitability and financing plans, as could other changes in the international regulatory climate and international economic conditions. We intend to continue to expand internationally, which would make the risks related to our international operations more significant over time.
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

•
requiring a substantial portion of our cash flow to be used for principal and interest payments on the debt, thereby reducing our ability to use cash flow to fund working capital, capital expenditures, pay dividends and/or repurchase our common stock;

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
Our restated certificate of incorporation and the Delaware General Corporation Law each contain provisions that could have the effect of making it more difficult for a party to acquire, and may discourage a party from attempting to acquire, control of our Company without approval of our board of directors. These provisions together with the concentration of our share ownership could discourage tender offers or other bids for our common stock at a premium over market price.
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
The Federal Trade Commission (the "FTC"), various states and certain foreign jurisdictions where we market franchises regulate the sale of franchises. The FTC requires franchisors to make extensive disclosure to prospective franchisees but does not require registration. A number of states in which our franchisees operate require registration and disclosure in connection with franchise offers and sales. In addition, several states in which our franchisees operate have “franchise relationship laws” that limit the ability of the franchisor to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. While our business has not been materially affected by such regulation, there can be no assurance that this will continue or that future regulation or legislation will not have such an effect.
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
Failure to protect our trademarks and other intellectual property could impact our business.
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
Our business requires the collection and retention of large volumes of internal and customer data, including credit card numbers and other personally identifiable information of our employees and customers as such information is entered into, processed, summarized, and reported by the various information systems we use. The integrity and protection of that customer, employee, and company data is critical to us. Our customers have a high expectation that we will adequately protect their personal information, and the regulatory environment surrounding information security and privacy is increasingly demanding, both in the United States and in the international jurisdictions in which we operate. If the Company fails to maintain compliance with the various United States and international laws and regulations applicable to the protection of such data or with the Payment Card Industry ("PCI") data security standards, the Company’s ability to process such data could be adversely impacted and expose the Company to fines, litigation or other expenses or sanctions.
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
The Company utilizes third party operators to provide significant franchise services, such as providing general reservation call center services, providing loyalty member call center support, providing data center co-location services, inspecting its franchisees and providing support for the use of its property management system. The failure of any third-party operator to make decisions, perform their services, discharge their obligations, deal with regulatory agencies, and comply with laws, rules and regulations could result in material adverse consequences to our business.
Our investment in SkyTouch Technology and other new business lines is inherently risky, and could disrupt our core business.
We have invested in the development of our SkyTouch operating division - a hospitality-based software and technology developer and provider. Furthermore, we expect to continue to invest in SkyTouch, and may in the future invest in other new business strategies, products, services, and technologies.
Such endeavors generally involve significant risks and uncertainties, including distraction of management from our core franchising operations, unanticipated expenses, inadequate return of capital on our investments, and unidentified issues and risks not discovered in our development or analysis of such strategies and offerings. For SkyTouch, additional specific risks and uncertainties may include a limited history as a stand-alone operating business, the willingness of our potential competitors to enter into a business relationship with one of our operating divisions, the ability to develop and offer innovative products that appeal to hoteliers, continuing market acceptance of enterprise cloud computing, security threats to processed and stored data, intense competition in the technology industry, protection of intellectual property rights, and claims of infringement of the intellectual property of third parties.
Because SkyTouch and similar new ventures are inherently risky, there can be no assurance that our investment in SkyTouch or similar new ventures will be successful. If we do not realize the financial or strategic goals that are contemplated at the time we commit to significant investments in support of these ventures, our reputation, financial condition, operating results and growth trajectory may be impacted.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
Our principal executive offices are located at 1 Choice Hotels Circle, Suite 400, Rockville, Maryland 20850 and are leased from a third party.
We lease one office building and own a second office building in Phoenix, AZ, which houses our reservation and property systems’ information technology operations and our SkyTouch division. We also own a reservation center in Grand Junction, CO. The Company also leases office space for regional offices in Australia, England, Canada, Germany, Italy, France, India, Mexico and Chevy Chase, MD.
We own three MainStay Suites hotels located in Brentwood, TN, Pittsburgh, PA and Greenville, SC. In addition, the Company owns various parcels of real estate for the potential development of Cambria Suites hotels in El Segundo, CA, Orlando, FL and Rockland, MA.
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
In May 2013, the Company was added to an ongoing multi-district class action pending in federal court in Dallas, Texas. The lawsuit alleged that several online travel companies and hotel companies have engaged in anti-competitive practices. The complaint sought an unspecified amount of damages and equitable relief. The Company, along with other defendants, disputed the allegations and vigorously defended itself against these claims.  On February 18, 2014, the court granted the defendants’ motion to dismiss the lawsuit without prejudice.  The plaintiffs have 30 days to petition the court to refile their claim with additional facts. We currently do not believe this litigation will have a material effect on our consolidated financial position, results of operation or liquidity.

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

QUARTERLY MARKET PRICE RANGE OF COMMON STOCK AND CASH DIVIDENDS DECLARED

	Market Price Per Share		Cash Dividends Declared Per Share
Quarters Ended	High	Low
2012
March 31,	$39.14	$35.01	$0.185
June 30,	$42.29	$34.80	$0.185
September 30,	$44.48	$31.06	$10.595	(1)
December 31,	$33.68	$30.40	$0.185
2013
March 31,	$42.32	$34.00	$0.185
June 30,	$45.96	$38.30	$0.185
September 30,	$44.04	$37.94	$0.185
December 31,	$49.79	$39.71	$0.185
(1) Dividends declared during the third quarter of 2012 include a $10.41 special cash dividend per common share and a regular quarterly dividend of $0.185 per common share.
The Company currently maintains the payment of a quarterly dividend on its common shares outstanding, however, the declaration of future dividends are subject to the discretion of the board of directors. We expect that regular quarterly cash dividends will continue to be paid at a comparable rate in the future, subject to future business performance, economic conditions and changes in the current income tax regulations. In addition, the Company may not make dividend payments if there is an existing event of default under its senior secured credit facility or if the payment would create an event of default. Furthermore, if the Company's total leverage, as defined in the Company's senior secured credit facility, exceeds 4.50 to 1, the Company is generally restricted from paying aggregate dividends in excess of $50 million during any calendar year.

As of February 14, 2014, there were 1,512 holders of record of the Company’s common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the year ended December 31, 2013.

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1),(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2013	—	$—	—	1,418,991
February 28, 2013	91,788	37.32	—	1,418,991
March 31, 2013	5,189	40.32	—	1,418,991
April 30, 2013	—	—	—	1,418,991
May 31, 2013	410	39.81	—	1,418,991
June 30, 2013	—	—	—	1,418,991
July 31, 2013	—	—	—	1,418,991
August 31, 2013	—	—	—	1,418,991
September 30, 2013	795	40.80	—	1,418,991
October 31, 2013	—	—	—	1,418,991
November 30, 2013	—	—	—	1,418,991
December 31, 2013	5,698	49.22	—	1,418,991
Total	103,880	$38.16	—	1,418,991
____________________________

(1)
The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998 and has 1,418,991 shares remaining under authorization. The program has no fixed dollar amount or expiration date.

(2)
During the year ended December 31, 2013, the Company redeemed 103,880 shares of common stock from employees to satisfy the option price and minimum tax-withholding requirements related to the exercising of options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were not part of the board repurchase authorization.

STOCKHOLDER RETURN PERFORMANCE

The graph below compares the cumulative 5-year total return of holders of Choice Hotels International, Inc.'s common stock with the cumulative total returns of the NYSE Composite index and the S&P Hotels, Resorts & Cruise Lines index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2008 to December 31, 2013.

	12/08	6/09	12/09	6/10	12/10	6/11	12/11	6/12	12/12	6/13	12/13
Choice Hotels International, Inc.	$100.00	$89.77	$108.06	$104.30	$133.44	$117.52	$135.51	$143.59	$162.62	$193.71	$241.65
NYSE Composite	100.00	104.27	128.28	116.91	145.46	153.75	139.87	148.03	162.23	178.44	204.87
S&P Hotels, Resorts & Cruise Lines	100.00	115.65	155.86	161.37	238.89	212.56	192.88	228.81	241.45	250.96	311.82

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data.
We derived the selected consolidated statements of income data for the years ended December 31, 2013, 2012 and 2011 and the selected consolidated balance sheet data as of December 31, 2013 and 2012 from our audited consolidated financial statements included in this annual report. We derived the selected consolidated statements of income data for the years ended December 31, 2010 and 2009 and the selected consolidated balance sheet data as of December 31, 2011, 2010 and 2009 from our previously audited consolidated financial statements which are not included in this annual report. Our historical results are not necessarily indicative of the results expected for any future period.
You should read the selected historical financial data together with the consolidated financial statements and related notes appearing in this annual report, as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other financial information included elsewhere in this annual report.

Company results (in millions, except per share data)

	As of and for the year ended December 31,
	2009	2010	2011	2012	2013
Total Revenues	$564.2	$596.1	$638.8	$691.5	$724.3
Operating Income	$148.1	$160.8	$171.9	$193.1	$194.5
Net Income	$98.3	$107.4	$110.4	$120.7	$112.6
Basic Earnings per Share	$1.64	$1.80	$1.86	$2.08	$1.92
Diluted Earnings per Share	$1.63	$1.80	$1.85	$2.07	$1.91
Total Assets	$340.0	$411.7	$447.7	$510.8	$539.9
Long-Term Debt	$277.7	$251.6	$252.0	$847.2	$783.5
Cash Dividends Declared Per Common Share	$0.74	$0.74	$0.74	$11.15	$0.74

Matters that affect the comparability of our annual results are as follows:

•
Operating and net income in 2009 included termination benefits expense totaling $4.6 million, $1.2 million of additional expenses due to the curtailment of the Company’s Supplemental Executive Retirement Plan ("SERP") resulting from the freezing of benefits payable under the plan and a $1.5 million loss related to a sublease of office space and related impairment charges to the space’s leasehold improvements. These items represented a decline in diluted EPS of $0.08 per share.

•
Operating and net income in 2010 included termination benefits expense totaling $1.7 million resulting from the termination of certain employees. In addition, the Company’s income tax expense included an adjustment of $3.3 million to our deferred tax assets and the identification of $1.6 million of additional federal income tax benefits, partially offset by an increase of $1.6 million related to the identification of unrecognized tax positions. These items represented an increase in diluted EPS of $0.04 per share.

•
Operating and net income in 2011 was reduced by termination benefits totaling $4.4 million resulting from the termination of certain employees. Net income was further impacted by a $1.8 million loss on assets held for sale resulting from the Company reducing the carrying amount of a parcel of land held for sale to its estimated fair value. In addition, the Company's income tax expense was reduced due to the identification of $1.4 million of changes in unrecognized tax positions and the identification of $2.8 million of additional federal tax benefits. Additionally, an adjustment to our current federal taxes payable of $1.4 million reduced our effective tax rate. These items represented a net increase in diluted EPS of $0.16 per share.

•
Operating and net income in 2012 was reduced by termination benefits of $0.5 million resulting from the termination of certain employees and a $1.8 million loss on the settlement of the SERP. The Company's 2012 net income was further reduced by the issuance of unsecured senior notes in the principal amount of $400 million as well as a $350 million senior secured credit facility to pay a special cash dividend totaling approximately $600.7 million. The issuance of this debt resulted in interest expense increasing by approximately $14.2 million and a loss on extinguishment of debt totaling $0.5 million. Net income was favorably impacted by a $4.5 million tax benefit related to a change in estimate of the tax benefit from foreign operations. These items represented a net decline in diluted EPS of $0.12 per share.

•
Operating and net income in 2013 reflect an increased investment in the Company's SkyTouch division, a new division launched that develops and markets cloud-based technology products, totaling approximately $8.4 million. Net income was further reduced by the issuance of unsecured senior notes in the principal amount of $400 million as well as a $350 million senior secured credit facility to pay a special cash dividend totaling approximately $600.7 million in the second and third quarters of 2012. The issuance of this debt resulted in interest expense for the year ended December 31, 2013 increasing by approximately $15.3 million over the prior year. These items represented a net decline in diluted EPS of $0.26 per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand Choice Hotels International, Inc. and its subsidiaries (together the "Company"). MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and the accompanying notes.

Overview
We are primarily a hotel franchisor with franchise agreements representing 6,340 hotels open and 503 hotels under construction, awaiting conversion or approved for development as of December 31, 2013, with 506,058 rooms and 38,957 rooms, respectively, in 50 states, the District of Columbia and more than 35 countries and territories outside the United States. Our brand names include Comfort Inn, Comfort Suites, Quality, Clarion, Ascend Hotel Collection, Sleep Inn, Econo Lodge, Rodeway Inn, MainStay Suites, Suburban Extended Stay Hotel and Cambria Suites (collectively, the "Choice brands").
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
Our business philosophy has been to conduct direct franchising in those international markets where both franchising is an accepted business model and we believe our brands can achieve significant scale. We elect to enter into master franchise agreements in those markets where direct franchising is currently not a prevalent or viable business model. When entering into master franchising relationships, we strive to select partners that have professional hotel and asset management capabilities together with the financial capacity to invest in building the Choice brands in their respective markets. Master franchising relationships typically provide lower revenues to the Company as the master franchisees are responsible for managing certain necessary services (such as training, quality assurance, reservations and marketing) to support the franchised hotels in the master franchise area and therefore retain a larger percentage of the hotel franchise fees to cover their expenses. In certain circumstances, the Company has and may continue to make equity investments in our master franchisees.
As a result of our use of master franchising relationships and international market conditions, revenues from international franchising operations comprised 8% of our total revenues in both 2013 and 2012 while representing approximately 18% and 19% of our franchise system hotels open at December 31, 2013 and 2012, respectively. Therefore, our description of the franchise system is primarily focused on the domestic operations.
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
With a focus on hotel franchising instead of ownership, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our business provides opportunities to improve operating results by increasing the number of franchised hotel rooms and effective royalty rates of our franchise contracts resulting in increased initial and relicensing fee revenue; ongoing royalty fees and procurement services revenues. In addition, our operating results can also be improved through our company-wide efforts related to improving property level performance. At December 31, 2013, the Company estimates, based on its current domestic portfolio of hotels under franchise, that a 1% change in revenue per available room ("RevPAR") or rooms under franchise would increase or decrease royalty revenues by approximately $2.5 million and a 1 basis point change in the Company’s effective royalty rate would increase or decrease domestic royalties by approximately $0.6 million. In addition to these revenues, we also collect marketing and reservation system fees to support centralized marketing and reservation activities for the franchise system. The Company's hotel franchising business currently has relatively low capital expenditure requirements.
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
We are required by our franchise agreements to use the marketing and reservation system fees we collect for system-wide marketing and reservation activities. These expenditures, which include advertising costs and costs to maintain our central reservations and property management systems, help to enhance awareness and increase consumer preference for our brands. Greater awareness and preference promotes long-term growth in business delivery to our franchisees and increases the desirability of our brands to hotel owners and developers, which ultimately increases franchise fees earned by the Company.
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
Maximizing Financial Returns and Creating Value for Shareholders. Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. We believe our strong and predictable cash flows create a strong financial position that provides us a competitive advantage. Currently, our business does not require significant capital to operate and grow. Therefore, we can maintain a capital structure that generates high financial returns and use our excess cash flow to increase returns to our shareholders primarily through share repurchases, dividends or investing in growth opportunities.
Historically, we have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. Since the program's inception through December 31, 2013, we have repurchased 45.3 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.1 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 78.3 million shares at an average price of $13.89 per share. At December 31, 2013, we had approximately 1.4 million shares remaining under the current share repurchase authorization. We currently believe that our cash flows from operations will support our ability to complete the current board of directors repurchase authorization and upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
The Company commenced paying quarterly dividends in 2004 and in 2012 the Company elected to pay a special cash dividend totaling approximately $600 million. The Company currently maintains the payment of a quarterly dividend on its common shares outstanding of $0.185 per share, however the declaration of future dividends are subject to the discretion of the board of directors. In the fourth quarter of 2012, the Company's board of directors elected to pay prior to December 31, 2012 the regular quarterly dividend initially scheduled to be paid in the first quarter of 2013. As a result, the Company did not pay a regular quarterly dividend during the first quarter of 2013. During the year ended December 31, 2013, the Company paid cash dividends totaling approximately $32.8 million. We expect to continue to pay dividends in the future, subject to declaration by our board of directors as well as future business performance, economic conditions, changes in income tax regulations and other factors. Based on our present dividend rate and outstanding share count, we expect that aggregate annual regular dividends for 2014 would be approximately $43.1 million.
The Company also allocates capital to exploring growth opportunities in business areas that are adjacent or complementary to our core hotel franchising business, which leverage our core competencies and are additive to our franchising business model. The timing and amount of these investments are subject to market and other conditions and include the following:
Our board of directors authorized a program which permits us to offer financing, investment and guaranty support to qualified franchisees as well as allows us to acquire and resell real estate to incent franchise development for certain brands in strategic markets. Recent market conditions have resulted in an increase in opportunities to incentivize development under this program and as a result over the next several years we expect to deploy capital pursuant to this program opportunistically to promote growth of our emerging brands. The amount and timing of the investment in this program will be dependent on market and other conditions. Our current expectation is that our annual investment in this program will range from $20 million to $40 million per year and we generally expect to recycle these investments within a five year period.
In March 2013, the Company announced the launch of a new division, SkyTouch Technology ("SkyTouch"), which develops and markets cloud-based technology products for the hotel industry. In conjunction with this new division, the Company incurred selling, general and administrative ("SG&A") expenses of $11.5 million during the year ending December 31, 2013 primarily related to business development, sales and marketing and continued software development.
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
Results of Operation: Royalty fees, operating income, net income and diluted earnings per share ("EPS") represent key measurements of these value drivers. These measurements are primarily driven by the operations of our franchise system and therefore our analysis of the Company's operations is primarily focused on the size, performance and potential growth of the franchise system as well as our variable overhead costs.
Refer to MD&A heading "Operations Review" for additional analysis of our results.
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
Refer to MD&A heading "Liquidity and Capital Resources" for additional analysis.
Inflation: Inflation has been moderate in recent years and has not had a significant impact on our business.

Non-GAAP Financial Statement Measurements
The Company utilizes certain measures which do not conform to generally accepted accounting principles accepted in the United States ("GAAP") when analyzing and discussing its results with the investment community. This information should not be considered as an alternative to any measure of performance as promulgated under GAAP. The Company’s calculation of these measurements may be different from the calculations used by other companies and therefore comparability may be limited. We have included a reconciliation of these measures to the comparable GAAP measurement below as well as our reasons for reporting these non-GAAP measures.

Franchising Revenues: The Company utilizes franchising revenues, which exclude revenues from marketing and reservation system activities, the SkyTouch division and hotel operations, rather than total revenues when analyzing the performance of the business. Marketing and reservation activities are excluded from franchising revenues since the Company is contractually required by its franchise agreements to use the fees collected for marketing and reservation activities; as such, no income or loss to the Company is generated. Cumulative marketing and reservation system fees not expended are recorded as a liability in the Company’s financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements. Cumulative marketing and reservation expenditures incurred in excess of fees collected for marketing and reservation activities are deferred and recorded as an asset in the Company’s financial statements and recovered in future periods. Hotel operations reflect the Company's ownership of three MainStay Suites hotels. SkyTouch is a division of the Company that develops and markets cloud-based technology products, including inventory management, pricing and connectivity to third party channels, to hoteliers not under franchise agreements with the Company. Hotel and SkyTouch operations are excluded from franchising revenue since they do not reflect the Company's core franchising business but are adjacent, complimentary lines of business. This non-GAAP measure is a commonly used measure of performance in our industry and facilitates comparisons between the Company and its competitors.
Calculation of Franchising Revenues

	Year Ended December 31,
	($ amounts in thousands)
	2013	2012	2011
Total Revenues	$724,307	$691,509	$638,793
Less Adjustments:
Marketing and reservation system revenues	(403,099)	(384,784)	(349,036)
SkyTouch division	(33)	—	—
Hotel operations	(4,774)	(4,573)	(4,356)
Franchising Revenues	$316,401	$302,152	$285,401

Adjusted EBITDA: We also utilize adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") to analyze our results which reflects earnings excluding the impact of interest expense, interest income, loss on extinguishment of debt, provision for income taxes, depreciation and amortization, other (gains) and losses and equity in net income of unconsolidated affiliates. We consider Adjusted EBITDA to be an indicator of operating performance because we use it to measure our ability to service debt, fund capital expenditures, and expand our business. We also use Adjusted EBITDA, as do analysts, lenders, investors and others, to evaluate companies because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies. Adjusted EBITDA also excludes depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. Additionally, Adjusted EBITDA is also utilized as a performance indicator as it excludes equity in net income of unconsolidated affiliates and other (gains) and losses which primarily reflect the performance of investments held in the Company's non-qualified retirement, savings and investment plans which can vary widely from period to period based on market conditions.

Calculation of Adjusted EBITDA

	Year Ended December 31,
	($ amounts in thousands)
	2013	2012	2011
Net Income	$112,601	$120,687	$110,396
Income taxes	44,317	48,481	47,661
Interest expense	42,537	27,189	12,939
Interest income	(2,547)	(1,540)	(1,306)
Loss on extinguishment of debt	—	526	—
Other (gains) and losses	(1,780)	(1,989)	2,442
Equity in net income of affiliates	(634)	(212)	(269)
Depreciation and amortization	9,469	8,226	8,024
Adjusted EBITDA	$203,963	$201,368	$179,887

Operations Review
Comparison of 2013 and 2012 Operating Results

Summarized financial results for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
	(In thousands, except per share amounts)
REVENUES:
Royalty fees	$267,229	$260,782
Initial franchise and relicensing fees	18,686	14,203
Procurement services	20,668	17,962
Marketing and reservation	403,099	384,784
Hotel operations	4,774	4,573
Other	9,851	9,205
Total revenues	724,307	691,509
OPERATING EXPENSES:
Selling, general and administrative	113,567	101,852
Depreciation and amortization	9,469	8,226
Marketing and reservation	403,099	384,784
Hotel operations	3,678	3,505
Total operating expenses	529,813	498,367
Operating income	194,494	193,142
OTHER INCOME AND EXPENSES:
Interest expense	42,537	27,189
Interest income	(2,547)	(1,540)
Loss on extinguishment of debt	—	526
Other (gains) and losses	(1,780)	(1,989)
Equity in net income of affiliates	(634)	(212)
Total other income and expenses, net	37,576	23,974
Income before income taxes	156,918	169,168
Income taxes	44,317	48,481
Net income	$112,601	$120,687
Diluted earnings per share	$1.91	$2.07

The Company recorded net income of $112.6 million for the year ended December 31, 2013, an $8.1 million or 7% decline from the year ended December 31, 2012. The decline in net income for the year ended December 31, 2013 primarily reflects a $15.3 million increase in interest expense resulting from the issuance of debt in June and July of 2012 to finance the Company's $600.7 million special dividend paid on August 23, 2012, partially offset by a $1.4 million increase in operating income, a $0.5 million loss on extinguishment of debt incurred in the prior year as a result of refinancing the Company's $300 million revolving credit facility and a decline in the Company's effective income tax rate from 28.7% in 2012 to 28.2% in the current year.
Operating income increased $1.4 million as the Company’s franchising revenues increased by a $14.2 million or 5% but were partially offset by an $11.7 million or 12% increase in SG&A expenses and a $1.2 million increase in depreciation and amortization expenses. Adjusted EBITDA for the year ended December 31, 2013 increased $2.6 million or 1% to $204.0 million. The key drivers of these fluctuations are described in more detail below.

Franchising Revenues: Franchising revenues were $316.4 million for the year ended December 31, 2013 compared to $302.2 million for the year ended December 31, 2012, a 5% increase. The increase in franchising revenues is primarily due to a $6.4 million or 2% increase in royalty revenues, a $4.5 million increase in initial franchise and relicensing fees and a $2.7 million or 15% increase in procurement services fees.
Royalty Fees
Domestic royalty fees for the year ended December 31, 2013 increased $6.8 million to $242.5 million from $235.7 million in 2012, an increase of 3%. The increase in domestic royalties is attributable to a combination of factors including a 3.0% increase in domestic RevPAR and a 1.1% increase in the number of domestic franchised hotel rooms. The Company's effective royalty rate of the domestic hotel system for 2013 remained unchanged at 4.33% from 2012. System-wide RevPAR increased due to an 80 basis point increase in occupancy rates and a 1.6% increase in average daily rates.
A summary of the Company’s domestic franchised hotels operating information for the years ending December 31, 2013 and 2012 is as follows:

	2013*			2012*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR
Comfort Inn	$83.21	59.9%	$49.87	$81.55	59.4%	$48.42	2.0%	50 bps	3.0%
Comfort Suites	86.89	62.8%	54.53	85.47	61.7%	52.74	1.7%	110 bps	3.4%
Sleep	74.35	58.5%	43.46	72.40	56.3%	40.77	2.7%	220 bps	6.6%
Quality	70.19	53.0%	37.17	69.46	51.6%	35.85	1.1%	140 bps	3.7%
Clarion	75.20	50.9%	38.30	74.94	49.4%	37.03	0.3%	150 bps	3.4%
Econo Lodge	56.56	48.7%	27.52	55.78	48.5%	27.05	1.4%	20 bps	1.7%
Rodeway	54.25	51.6%	27.96	53.36	50.8%	27.13	1.7%	80 bps	3.1%
MainStay	72.46	68.0%	49.27	69.34	70.4%	48.81	4.5%	(240) bps	0.9%
Suburban	42.67	70.1%	29.91	41.61	69.7%	29.01	2.5%	40 bps	3.1%
Ascend Hotel Collection	120.97	64.3%	77.82	113.33	64.4%	72.94	6.7%	(10) bps	6.7%
Total	$74.76	56.3%	$42.08	$73.60	55.5%	$40.84	1.6%	80 bps	3.0%
____________________________
* Operating statistics represent hotel operations from December through November and exclude Cambria Suites since the operating statistics are not representative of a stabilized brand, which the Company defines as having at least 25 units open and operating for a twelve month period.
The number of domestic rooms on-line increased to 400,585 rooms as of December 31, 2013 from 396,102 as of December 31, 2012 an increase of 4,483 rooms or 1.1%. The total number of domestic hotels on-line increased by 97 units or 1.9% to 5,180 as of December 31, 2013 from 5,083 as of December 31, 2012.

A summary of the domestic hotels and available rooms at December 31, 2013 and 2012 by brand is as follows:

	December 31, 2013		December 31, 2012		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	%	Rooms	%
Comfort Inn	1,302	101,673	1,349	105,471	(47)	(3.5)%	(3,798)	(3.6%)
Comfort Suites	589	45,451	597	46,045	(8)	(1.3)%	(594)	(1.3%)
Sleep	382	27,623	387	28,087	(5)	(1.3)%	(464)	(1.7%)
Quality	1,223	101,143	1,152	98,078	71	6.2%	3,065	3.1%
Clarion	190	27,501	191	27,441	(1)	(0.5)%	60	0.2%
Econo Lodge	830	50,694	817	49,951	13	1.6%	743	1.5%
Rodeway	438	24,677	410	23,370	28	6.8%	1,307	5.6%
MainStay	43	3,331	41	3,165	2	4.9%	166	5.2%
Suburban	63	7,167	63	7,291	—	—%	(124)	(1.7%)
Ascend Hotel Collection	102	9,206	57	4,982	45	78.9%	4,224	84.8%
Cambria Suites	18	2,119	19	2,221	(1)	(5.3)%	(102)	(4.6%)
Total Domestic Franchises	5,180	400,585	5,083	396,102	97	1.9%	4,483	1.1%
Domestic hotels open and operating increased by 97 hotels during the year ended December 31, 2013 compared to an increase of 82 domestic hotels open and operating during the year ended December 31, 2012. Gross domestic franchise additions increased from 308 for the year ended December 31, 2012 to 340 for the same period in 2013. New construction hotels represented 34 of the gross domestic additions during year ended December 31, 2013 compared to 27 hotels in the same period of the prior year. The increase in new construction hotel openings reflect a slight improvement in the lending environment and willingness of developers to build new product in the hotel chain scales in which we operate. Gross domestic additions for conversion hotels during the year ended December 31, 2013 increased by 25 from 281 hotels during the year ended December 31, 2012 to 306 hotels. Conversion hotel openings increased 9% primarily due to a 14% increase in the number of domestic conversion franchise agreements executed in 2013 compared to 2012 partially offset by the timing of openings. The timing of conversion hotel openings are impacted by various factors including the complexity of the property improvement plans required to be completed prior to opening but typically open within three to four months after the execution of a franchise agreement. The Company expects the number of new franchise units that will open during 2014 to increase from 340 hotels in 2013 to 345 hotels. Although there has been an increase in the number of projected hotel openings, new construction and conversion openings continue to be impacted by the restrictive lending environment, retention efforts implemented by other hotel brand companies and increased competition for existing hotels seeking a new brand affiliation.
Net domestic franchise terminations increased by 17 units from 226 for the year ended December 31, 2012 to 243 for the year ended December 31, 2013. The increase in net terminations is primarily related to the removal of hotels for non-compliance with the Company's rules, regulations and standards as well as non-payment of franchise fees partially offset by increased retention efforts implemented by the Company to reduce the number of franchisees converting to competitor brands or independent status. Under certain circumstances, as an alternative to terminating a hotel from the franchise system, the Company will seek to reposition hotels that are under-performing or that no longer meet the quality and brand standards of their particular brand to another one of its brands. As a result of this strategy, the Company repositioned 37 Comfort Inn hotels during the year ended December 31, 2013 to other brands. As industry supply growth continues to improve and return to historical levels, the Company will continue to execute its strategy to replace franchised hotels that do not meet our brand standards or are under-performing in their market.
International royalties decreased $0.4 million from $25.1 million in the year ended December 31, 2012 to $24.7 million for the same period in 2013 despite a 2.3% increase in the number of rooms available primarily due to RevPAR performance in the various countries in which we operate and the negative impact of foreign currency fluctuations. International available rooms increased by 2,322 rooms to 105,473 as of December 31, 2013 from 103,151 as of December 31, 2012. The total number of international hotels on-line totaled 1,160 at both December 31, 2013 and 2012.
Initial Franchise and Relicensing Fees
Domestic initial franchise fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise agreements increased 26% to $11.0 million for 2013 from $8.7 million for 2012. Initial franchise fee revenue increased due to a 12% increase in the number of new executed franchise agreements executed and an increase in the amount of deferred revenue recognized in 2013 related to franchise agreements containing developer incentives that were executed in prior years. Revenues associated with agreements including incentives are deferred and recognized when the incentive criteria are met or the agreement is terminated, whichever comes first. At December 31, 2013, the Company had approximately $4.5 million and $2.3 million of deferred initial franchise fees and sales commissions, respectively, outstanding related to domestic franchise agreements executed with developer incentives.
During 2013, the Company received 756 applications for new franchise agreements (not including relicensing of existing agreements) compared to 750 in 2012. These applications resulted in 530 new domestic franchise agreements executed during 2013 representing 41,390 rooms compared to 473 agreements representing 36,105 rooms executed in the same period of 2012. An application received does not always result in an executed franchise agreement during the year received or at all due to various factors, such as financing and agreement on all contractual terms. During 2013, 89 of the executed agreements were for new construction hotel franchises, representing 6,330 rooms, compared to 86 contracts, representing 6,414 rooms for 2012. The increase in new construction franchise agreements primarily reflects a gradual improvement of the lending environment for hotel construction and improving lodging fundamentals including an increasing RevPAR environment and low industry supply growth which are typically a catalyst for increased construction of new hotels.
Conversion hotel franchise executed contracts totaled 441 representing 35,060 rooms for the year ended December 31, 2013 compared to 387 agreements representing 29,691 rooms for the year ended December 31, 2012. Conversion hotel franchise agreements included large multi-unit transactions in both 2012 and 2013. During the year ended December 31, 2013, the Company executed 24 Ascend Hotel Collection franchise agreements in conjunction with a strategic alliance entered into with BlueGreen Vacation Resorts. Conversion franchise results for the year ended December 31, 2012 included 46 hotels previously operated under the Jameson brand which were converted to the Company's Comfort (2 hotels), Quality Inn (42 hotels) and Econo Lodge (2 hotels) brands. Excluding these multi-unit transactions, conversion franchise sales increased by 76 contracts or 22% primarily due to increased franchise sales for the Company's Comfort, Econo Lodge and Ascend Hotel Collection brands.
The number of franchise applications received and the number of franchise agreements executed are dependent on the availability of hotel financing, cost of capital and the presence of an active real estate market. Improvements in these areas should serve as a positive catalyst in the number of franchise applications received and ultimately the number of franchise agreements executed.
A summary of executed domestic franchise agreements by brand for the years ended December 31, 2013 and 2012 is as follows:

	2013			2012			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	18	54	72	23	36	59	(22)%	50%	22%
Comfort Suites	16	9	25	12	5	17	33%	80%	47%
Sleep	20	5	25	25	2	27	(20)%	150%	(7)%
Quality	1	137	138	—	170	170	NM	(19)%	(19)%
Clarion	1	21	22	—	22	22	NM	(5)%	—%
Econo Lodge	2	87	89	—	59	59	NM	47%	51%
Rodeway	1	70	71	—	71	71	NM	(1)%	—%
MainStay	11	2	13	12	1	13	(8)%	100%	—%
Suburban	9	5	14	3	4	7	200%	25%	100%
Ascend Hotel Collection	5	51	56	4	17	21	25%	200%	167%
Cambria Suites	5	—	5	7	—	7	(29)%	NM	(29)%
Total Domestic System	89	441	530	86	387	473	3%	14%	12%
Relicensing fees include fees charged to the new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system as well as fees required to renew expiring franchise contracts. Domestic relicensing contracts increased 19% from 216 during 2012 to 258 for the year ended December 31, 2013. Renewals of expired contracts increased 48% from 21 for the year ended December 31, 2012 to 31 during the current year. As a result of the 22% increase in relicensing and renewal contracts and an increase in average fees per deal, domestic relicensing and renewal revenues increased 29% from $5.0 million in 2012 to $6.4 million for 2013.
As of December 31, 2013, the Company had 422 franchised hotels with 31,786 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 394 hotels and 31,118 rooms at December 31,

2012. The number of new construction franchised hotels in the Company’s domestic pipeline declined 2% to 235 at December 31, 2013 from 240 at December 31, 2012. The growth in the number of new construction hotels in the domestic pipeline continues to be negatively impacted by the limited availability of hotel construction financing. As a result, the ability of new and existing projects to obtain financing and commence construction has been significantly impacted and has resulted in the execution of fewer franchise agreements for new construction hotels than historically achieved. The number of conversion franchised hotels in the Company’s domestic pipeline increased by 33 units or 21% from December 31, 2012 to 187 hotels at December 31, 2013 primarily due to the 14% increase in conversion franchise agreements achieved in 2012 compared to 2013 and the timing of hotel openings.
A summary of the domestic franchised hotels under construction, awaiting conversion or approved for development at December 31, 2013 and 2012 by brand is as follows:

	December 31, 2013			December 31, 2012			Variance
							Conversion		New Construction		Total
	Conversion	New Construction	Total	Conversion	New Construction	Total	Units	%	Units	%	Units	%
Comfort Inn	44	53	97	33	49	82	11	33%	4	8%	15	18%
Comfort Suites	4	47	51	1	72	73	3	300%	(25)	(35%)	(22)	(30%)
Sleep	1	49	50	1	43	44	—	—%	6	14%	6	14%
Quality	48	3	51	36	3	39	12	33%	—	—%	12	31%
Clarion	8	2	10	12	1	13	(4)	(33%)	1	100%	(3)	(23%)
Econo Lodge	26	2	28	24	—	24	2	8%	2	NM	4	17%
Rodeway	38	1	39	35	—	35	3	9%	1	NM	4	11%
MainStay	2	31	33	—	25	25	2	NM	6	24%	8	32%
Suburban	6	16	22	1	15	16	5	500%	1	7%	6	38%
Ascend Hotel Collection	10	10	20	11	7	18	(1)	(9%)	3	43%	2	11%
Cambria Suites	—	21	21	—	25	25	—	NM	(4)	(16%)	(4)	(16%)
	187	235	422	154	240	394	33	21%	(5)	(2%)	28	7%
The Company had an additional 81 franchised hotels with 7,171 rooms under construction, awaiting conversion or approved for development in its international system as of December 31, 2013 compared to 88 hotels and 7,851 rooms at December 31, 2012. While the Company’s hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.
Procurement Services: Revenues increased $2.7 million or 15% from $18.0 million for the year ended December 31, 2012 to $20.7 million for the year ended December 31, 2013. The increase in procurement services revenue primarily reflects the implementation of new brand programs as well as an increased volume of business transacted with existing and new qualified vendors and strategic alliance partners.
Selling, General and Administrative Expenses: The cost to operate the franchising business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $113.6 million for 2013, an increase of $11.7 million from the 2012 total of $101.9 million.
SG&A expenses for the year end December 31, 2013 and 2012 include approximately $11.5 million and $3.4 million, respectively related to the Company's new division, SkyTouch. SkyTouch is a division of the Company that develops and markets cloud-based technology products to hoteliers not under franchise agreements with the Company. The new division was announced to the public in March 2013 and the increase in expenses primarily relate to business development, sales and marketing and continued software development.
Excluding the SG&A expenses for the SkyTouch division, SG&A for the year end December 31, 2013 increased $3.6 million or 4% from $98.5 million in the prior year to $102.1 million in the current year. The fluctuations in SG&A include a $1.3 million increase in occupancy costs related to the relocation of the Company's corporate headquarters and a $2.1 million increase in variable franchise sales compensation and procurement services expenses which increased due to a 26% and 15% increase in initial franchise and procurement services revenues, respectively. In addition, compensation expense recognized on deferred compensation arrangements increased $1.3 million. The increase in compensation expense reflects the increase in the fair value of investments held in the Company's Non-Qualified and Executive Deferred Compensation Plan ("EDCP") retirement and savings plans. The increase in deferred compensation expenses are partially offset by investment gains recorded in other gains and losses. These increases in the current year SG&A expenses were partially offset by a loss on settlement of the Company's pension plan totaling $1.8 million recognized during the year ended December 31, 2012 resulting from the recognition of previously unrecognized actuarial losses which had been recorded as a component of the Company's accumulated other comprehensive loss on the Company's consolidated balance sheets. In addition, expenses declined by $3.3 million resulting from lower management incentive plan compensation earned based on Company earnings per share performance.
Depreciation and Amortization: Expenses increased $1.2 million from $8.2 million for the year ended December 31, 2012 to $9.5 million for the year ended December 31, 2013. The increase in depreciation and amortization expenses primarily reflects additional capital expenditures incurred in conjunction with the Company's relocation of its corporate headquarters in April 2013 as well as an increase in amortization related to the issuance of forgivable notes receivable in conjunction with brand and development programs.
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
Total marketing and reservation system revenues were $403.1 million and $384.8 million for the years ended December 31, 2013 and 2012, respectively. The increase in revenues was primarily due to improved system fees resulting from system growth and RevPAR increases as well as increased revenues from the Choice Privileges loyalty program resulting from the growth in program membership. Depreciation and amortization attributable to marketing and reservation activities was $16.0 million and $14.5 million for the years ended December 31, 2013 and 2012, respectively. Interest expense attributable to reservation activities was $3.7 million and $4.0 million for the years ended December 31, 2013 and 2012, respectively.
As of December 31, 2013 and 2012, the Company’s balance sheets include deferred costs of $19.1 million and $42.2 million, respectively resulting from cumulative marketing and reservation expenses incurred in excess of cumulative system fee revenues earned. During the year ended December 31, 2013, the Company collected $23.1 million of marketing and reservation system revenue in excess of expense incurred compared to $11.8 million for the year ended December 31, 2012. The fees collected in excess of expenses incurred were utilized to reimburse the Company for a portion of the outstanding cumulative advances for marketing and reservation expenses. This resulted in expense recognition of an equivalent amount of previously unrecognized costs. The increase in excess fees collected in 2013 compared to 2012 primarily reflects increased revenues related to growth in the number of units, RevPAR in the franchise system and the size of the Company's loyalty program.
The decline in cumulative advances for marketing and reservation activities since December 31, 2012 reflects the Company's strategy to recover prior year advances for marketing and reservation activities in future periods. Costs incurred in excess of fees collected are deferred and recorded as an asset in the financial statements as the Company has the contractual authority to recover the deficits incurred related to marketing and reservation activities from the franchisees in the system at any given point in time. The Company’s current franchisees are contractually obligated to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue and whether or not they joined the system following the deficit’s occurrence. The Company expects to recover the deferred costs over a period of time by expending fewer amounts on marketing and reservation activities than marketing and reservation system fees collected, depending on the marketing and reservation needs of the system. Conversely, cumulative marketing and reservation system fees not expended are recorded as a liability in the financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements.
Interest Expense: Interest expense increased $15.3 million from the prior year to $42.5 million for the year ended December 31, 2013 due to the issuance of the Company's $400 million senior notes due in 2022 with an effective rate of 5.94% on June 27, 2012 as well as the $350 million senior secured credit facility entered into by the Company on July 25, 2012. The Company utilized the proceeds from these debt issuances to pay a special cash dividend on August 23, 2012 totaling approximately $600.7 million to common stockholders.
Loss on Extinguishment of Debt: In conjunction with the refinancing of the Company's $300 million revolving credit facility, which was scheduled to mature in February 2016, the Company recognized a $0.5 million loss on extinguishment of debt during the year ended December 31, 2012.
Other Gains and Losses: Other gains and losses decreased $0.2 million from a gain of $2.0 million in 2012 to a gain of $1.8 million in 2013 primarily due to the fluctuations in the fair value of investments held in the Company's non-qualified employee benefit plans.

As discussed in the accompanying critical accounting policies, the Company sponsors two non-qualified retirement and savings plans: the Non-Qualified Plan and the EDCP plan. The fair value of the Non-Qualified Plan investments increased $1.3 million during 2013 compared to an appreciation of $0.8 million in the fair value during 2012. The fair value of the Company's investments held in the EDCP plan increased $0.3 million during the year ended December 31, 2013 compared to an appreciation in fair value of $1.2 million during the same period of the prior year.
The Company accounts for the EDCP Plan and Non-Qualified Plan in accordance with accounting for deferred compensation arrangements when investments are held in a rabbi trust and invested. Therefore, the Company also recognizes compensation expense or benefits in SG&A related to changes in the fair value of investments held in the Non-Qualified Plan and a portion of the investments held in the EDCP Plan, excluding investments in the Company's stock. As a result, during the year ended December 31, 2013 and 2012, the Company's SG&A expense was increased by $2.2 million and $1.0 million respectively, due to the change in fair value of these investments.
Income Taxes: In 2013 and 2012, the effective income tax rates were 28.2% and 28.7%, respectively. The effective income tax rate for the period ended December 31, 2013 was lower than the United States federal statutory rate of 35% primarily due to the recurring impact of foreign operations, partially offset by state income taxes, and reflects adjustments to our federal accruals. Additionally, the effective income tax rate was further reduced by the settlement of unrecognized tax positions and legislation retroactively extending the U.S. controlled foreign corporation look-through rules. The effective income tax rate for the period ended December 31, 2012 was lower than the United States federal statutory rate of 35% primarily due to the recurring impact of foreign operations, partially offset by state income taxes. Additionally, the 2012 effective income tax rate includes a $4.5 million benefit related to a change in estimate of the benefit from foreign operations.
Net Income and Diluted EPS: Diluted EPS declined 8% to $1.91 for 2013 from the $2.07 reported for 2012 due to a 7% decline in net income. The decline in net income reflects the items discussed above.

Operations Review
Comparison of 2012 and 2011 Operating Results

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
OTHER INCOME AND EXPENSES:
Interest expense	27,189	12,939
Interest income	(1,540)	(1,306)
Loss on extinguishment of debt	526	—
Other (gains) and losses	(1,989)	2,442
Equity in net income of affiliates	(212)	(269)
Other income and expenses, net	23,974	13,806
Income before income taxes	169,168	158,057
Income taxes	48,481	47,661
Net income	$120,687	$110,396
Diluted earnings per share	$2.07	$1.85

Results of Operations
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
Adjusted EBITDA increased $21.5 million or 12% as the Company’s franchising revenues increased by $16.8 million or 6% and SG&A expenses declined $4.6 million or 4%. The key drivers of these fluctuations are described in more detail below.

Franchising Revenues: Franchising revenues were $302.2 million for the year ended December 31, 2012 compared to $285.4 million for the year ended December 31, 2011, a 6% increase. The increase in franchising revenues is primarily due to a $15.4 million or 6% increase in royalty revenues and a $1.4 million or 18% increase in other revenue.
Royalty Fees
Domestic royalty fees for the year ended December 31, 2012 increased $15.5 million to $235.7 million from $220.3 million in 2011, an increase of 7%. The increase in domestic royalties is attributable to a combination of factors including a 6.2% increase in domestic RevPAR, a 0.8% increase in the number of domestic franchised hotel rooms and a 1 basis point increase in the effective royalty rate of the domestic hotel system from 4.32% in 2011 to 4.33% in 2012. System-wide RevPAR increased due to a 200 basis point increase in occupancy rates and a 2.5% increase in average daily rates.
A summary of the Company’s domestic franchised hotels operating information for the years ending December 31, 2012 and 2011 is as follows:

	2012*			2011*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$81.55	59.4%	$48.42	$79.41	57.5%	$45.62	2.7%	190	bps	6.1%
Comfort Suites	85.47	61.7%	52.74	83.72	58.6%	49.09	2.1%	310	bps	7.4%
Sleep	72.40	56.3%	40.77	69.96	53.6%	37.49	3.5%	270	bps	8.7%
Quality	69.46	51.6%	35.85	67.75	50.0%	33.86	2.5%	160	bps	5.9%
Clarion	74.94	49.4%	37.03	73.89	46.9%	34.64	1.4%	250	bps	6.9%
Econo Lodge	55.78	48.5%	27.05	54.71	47.5%	25.96	2.0%	100	bps	4.2%
Rodeway	53.36	50.8%	27.13	51.87	48.7%	25.27	2.9%	210	bps	7.4%
MainStay	69.34	70.4%	48.81	66.16	67.7%	44.80	4.8%	270	bps	9.0%
Suburban	41.61	69.7%	29.01	40.26	67.5%	27.15	3.4%	220	bps	6.9%
Ascend Hotel Collection	113.33	64.4%	72.94	113.59	60.3%	68.44	(0.2)%	410	bps	6.6%
Total	$73.60	55.5%	$40.84	$71.83	53.5%	$38.44	2.5%	200	bps	6.2%
____________________________
* Operating statistics represent hotel operations from December through November and exclude Cambria Suites since the operating statistics are not representative of a stabilized brand, which the Company defines as having at least 25 units open and operating for a twelve month period.
The number of domestic rooms on-line increased to 396,102 rooms as of December 31, 2012 from 392,826 as of December 31, 2011, an increase of 3,276 rooms or 0.8%. The total number of domestic hotels on-line increased by 82 units or 1.6% to 5,083 as of December 31, 2012 from 5,001 as of December 31, 2011.

A summary of the domestic hotels and available rooms at December 31, 2012 and 2011 by brand is as follows:

	December 31, 2012		December 31, 2011		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	%	Rooms	%
Comfort Inn	1,349	105,471	1,399	109,330	(50)	(3.6)%	(3,859)	(3.5%)
Comfort Suites	597	46,045	616	47,738	(19)	(3.1)%	(1,693)	(3.5)%
Sleep	387	28,087	394	28,568	(7)	(1.8)%	(481)	(1.7)%
Quality	1,152	98,078	1,047	91,502	105	10.0%	6,576	7.2%
Clarion	191	27,441	189	27,527	2	1.1%	(86)	(0.3%)
Econo Lodge	817	49,951	797	49,483	20	2.5%	468	0.9%
Rodeway	410	23,370	388	21,627	22	5.7%	1,743	8.1%
MainStay	41	3,165	40	3,093	1	2.5%	72	2.3%
Suburban	63	7,291	60	7,126	3	5.0%	165	2.3%
Ascend Hotel Collection	57	4,982	52	4,617	5	9.6%	365	7.9%
Cambria Suites	19	2,221	19	2,215	—	—%	6	0.3%
Total Domestic Franchises	5,083	396,102	5,001	392,826	82	1.6%	3,276	0.8%
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
Net domestic franchise terminations declined by 22 units from 248 for the year ended December 31, 2011 to 226 for the year ended December 31, 2012. The decline in net terminations is primarily due to a decline in the number of hotels removed for the non-payment of franchise fees as well as increased retention efforts implemented by the Company to reduce the number of terminations as the overall industry supply growth continued to be lower than historical levels. Despite this decline, the Company continued to execute its strategy to replace franchised hotels that do not meet our brand standards or are under-performing in their market.
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
Initial Franchise and Relicensing Fees
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
Domestic initial fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise agreements decreased 8% to $8.7 million for 2012 from $9.5 million for 2011. Initial franchise fee revenue declined despite a 42% increase in the number of new executed franchise agreements primarily due to the recognition of deferred revenue during 2011 related to franchise agreements containing developer incentives that were executed in prior years. Revenues associated with agreements including incentives are deferred and recognized when the incentive criteria are met or the agreement is terminated, whichever comes first. In addition, due to the increased use of developer incentives in 2012, a greater percentage of the initial franchise fee revenue has been deferred to future periods than the amount of revenue deferred in 2011.
A summary of executed domestic franchise agreements by brand for the years ended December 31, 2012 and 2011 is as follows:

	2012			2011			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	23	36	59	12	46	58	92%	(22)%	2%
Comfort Suites	12	5	17	12	4	16	—%	25%	6%
Sleep	25	2	27	9	2	11	178%	—%	145%
Quality	—	170	170	—	80	80	NM	113%	113%
Clarion	—	22	22	—	19	19	NM	16%	16%
Econo Lodge	—	59	59	1	56	57	(100)%	5%	4%
Rodeway	—	71	71	—	49	49	NM	45%	45%
MainStay	12	1	13	6	3	9	100%	(67)%	44%
Suburban	3	4	7	5	4	9	(40)%	—%	(22)%
Ascend Hotel Collection	4	17	21	2	14	16	100%	21%	31%
Cambria Suites	7	—	7	8	—	8	(13)%	NM	(13)%
Total Domestic System	86	387	473	55	277	332	56%	40%	42%
Relicensing fees include fees charged to the new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system as well as fees required to renew expiring franchise contracts. Domestic relicensing contracts increased 45% from 149 during 2011 to 216 for the year ended December 31, 2012. Renewals of expired contracts increased from 13 for the year ended December 31, 2011 to 21 for the year ended December 31, 2012. Although the Company increased the total number of contracts by 46%, domestic relicensing and renewal revenues increased only 24% from $4.0 million in 2011 to $5.0 million for 2012, primarily due to lower average fees charged per property.
As of December 31, 2012, the Company had 394 franchised hotels with 31,118 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 408 hotels and 32,586 rooms at December 31, 2011. The number of new construction franchised hotels in the Company’s domestic pipeline declined 13% to 240 at December 31, 2012 from 277 at December 31, 2011. The number of conversion franchised hotels in the Company’s domestic pipeline increased by 23 units or 18% from December 31, 2011 to 154 hotels at December 31, 2012 primarily due to higher franchise sales for the Company's Quality brand resulting from the increased use of incentives to stimulate demand and increased sales of Rodeway hotels. The total domestic system hotels under construction, awaiting conversion or approved for development declined 3% from the prior year due to the decline in the number of new construction hotels which were negatively impacted by the limited availability of hotel construction financing. As a result, the ability of existing projects to obtain financing and commence construction was significantly impacted and resulted in the termination of franchise agreements related to hotels that had not yet opened. While the Company’s domestic hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.

A summary of the domestic franchised hotels under construction, awaiting conversion or approved for development at December 31, 2012 and 2011 by brand is as follows:

	December 31, 2012			December 31, 2011			Variance
							Conversion		New Construction		Total
	Conversion	New Construction	Total	Conversion	New Construction	Total	Units	%	Units	%	Units	%
Comfort Inn	33	49	82	29	46	75	4	14%	3	7%	7	9%
Comfort Suites	1	72	73	1	90	91	—	—	(18)	(20%)	(18)	(20%)
Sleep	1	43	44	1	49	50	—	—	(6)	(12%)	(6)	(12%)
Quality	36	3	39	29	5	34	7	24%	(2)	(40%)	5	15%
Clarion	12	1	13	14	1	15	(2)	(14%)	—	—%	(2)	(13%)
Econo Lodge	24	—	24	25	2	27	(1)	(4%)	(2)	(100%)	(3)	(11%)
Rodeway	35	—	35	22	1	23	13	59%	(1)	(100%)	12	52%
MainStay	—	25	25	2	28	30	(2)	(100%)	(3)	(11%)	(5)	(17%)
Suburban	1	15	16	2	20	22	(1)	(50%)	(5)	(25%)	(6)	(27%)
Ascend Hotel Collection	11	7	18	6	4	10	5	83%	3	75%	8	80%
Cambria Suites	—	25	25	—	31	31	—	NM	(6)	(19%)	(6)	(19%)
	154	240	394	131	277	408	23	18%	(37)	(13%)	(14)	(3%)
The Company had an additional 88 franchised hotels with 7,851 rooms under construction, awaiting conversion or approved for development in its international system as of December 31, 2012 compared to 82 hotels and 7,089 rooms at December 31, 2011.
Other Revenue: Revenue increased $1.4 million or 18% to $9.2 million during the year ended December 31, 2012. The increase in other revenue is primarily due to an increase in liquidated damage collections related to the early termination of franchise agreements.
Selling, General and Administrative Expenses: The cost to operate the franchising business is reflected in SG&A expenses on the consolidated statements of income. SG&A expenses were $101.9 million for 2012, a decrease of $4.6 million from the 2011 total of $106.4 million. SG&A expenses for the year ended December 31, 2012 included $0.5 million related to employee termination benefits, a $1.8 million loss on the settlement of a pension plan and $1.5 million of additional expenses related to a litigation settlement with a former franchise. The loss on the settlement of the pension plan primarily consisted of the recognition of previously unrecognized actuarial losses which had been recorded as a component of the Company's accumulated other comprehensive loss on the Company's consolidated balance sheets. SG&A expenses for the year ended December 31, 2011 included $4.4 million of employee termination benefits and reflect bad debt recoveries on impaired loans totaling $1.2 million. In addition, SG&A expenses for the year ended December 31, 2011 include $1.4 million of lower compensation expense recognized on deferred compensation as described in more detail in Other Income and Expenses.
Excluding the items noted above, SG&A for the year ended December 31, 2012 declined by approximately $6.5 million from the prior year. This decline is due to the measures implemented by the Company in the fourth quarter of 2011 to increase its productivity and streamline services.
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
Total marketing and reservation system revenues increased $35.7 million or 10% from $349.0 million for the year ended December 31, 2011 to $384.8 million for the year ended December 31, 2012. The increase in revenue primarily resulted from improved system fees resulting from system growth and RevPAR increases and increasing revenues from the Choice Privileges loyalty program resulting from the growth in program membership and the level of point redemptions during 2012 compared to 2011. Depreciation and amortization attributable to marketing and reservation activities was $14.5 million and $13.3 million for the years ended December 31, 2012 and 2011, respectively. Interest expense attributable to reservation activities was $4.0 million and $4.1 million for the years ended December 31, 2012 and 2011, respectively.

As of December 31, 2012 and 2011, the Company’s balance sheets include deferred costs of $42.2 million and $54.0 million, respectively resulting from cumulative marketing and reservation expenses incurred in excess of cumulative system fee revenues earned. During the year ended December 31, 2012, the Company collected $11.8 million of marketing and reservation system revenue in excess of expense incurred. As a result, the fees collected in excess of expenses incurred were utilized to reimburse the Company for a portion of the outstanding cumulative advances for marketing and reservation activities. This resulted in expense recognition of an equivalent amount of previously unrecognized costs. The decline in cumulative advances for marketing and reservation activities from December 31, 2011 to 2012 primarily reflects increased revenues related to the growth of the number of units and RevPAR in the franchise system as well as the Company's strategy to recover prior year advances for marketing and reservation activities in future periods.
Costs incurred in excess of fees collected are deferred and recorded as an asset in the financial statements as the Company has the contractual authority to recover the deficits incurred related to marketing and reservation activities from the franchisees in the system at any given point in time. The Company’s current franchisees are contractually obligated to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue and whether or not they joined the system following the deficit’s occurrence. The Company expects to recover the deferred costs over a period of time by expending fewer amounts on marketing and reservation activities than marketing and reservation system fees collected, depending on the marketing and reservation needs of the system. Conversely, cumulative marketing and reservation system fees not expended are recorded as a liability in the financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements.
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

Net Income and Diluted EPS: Diluted EPS increased 12% to $2.07 for 2012 from the $1.85 reported for 2011 due to a 9% increase in net income as well as the repurchases of the Company's common stock. The increase in net income reflects the items discussed above.

Liquidity and Capital Resources
Operating Activities
Net cash flows provided by operating activities were $152.0 million for the year ended December 31, 2013 compared to $150.1 million for the same period of 2012. Cash flow from operating activities increased primarily due to an increase in operating income, a $12.1 million improvement in cash flows from marketing and reservation activities, a $2.6 million decline in net disbursements to franchisees for property improvements and other purposes utilizing forgivable notes receivable and a $12 million decline in the payout of deferred compensation benefits as the prior year cash flows reflected the settlement of the Company's pension plan. These improvements were partially offset by a $26.4 million increase in cash paid for interest due to the issuance of additional debt in June and July of 2012 to pay a special cash dividend in August 2012 totaling approximately $600.7 million
In conjunction with brand and development programs, the Company provides financing to franchisees for property improvements and other purposes in the form of forgivable notes receivable. If the franchisee remains in the system in good standing over the term of the promissory note, the Company forgives the outstanding principal balance and related interest. Since these forgivable notes are predominantly forgiven ratably over the term of the promissory note rather than repaid, the Company classifies the related issuance and collections of these notes as operating activities. During the years ended December 31, 2013, 2012 and 2011, the Company's net advances for these purposes totaled $8.3 million, $10.9 million and $3.5 million, respectively. The timing and amount of these cash flows is dependent on various factors including the implementation of various development and brand incentive programs, the level of franchise sales and the timing of hotel openings. At December 31, 2013, the Company had commitments to extend an additional $13.1 million for these purposes provided certain conditions are met by its franchisees, of which $7.8 million is expected to be advanced in the next twelve months. In addition, during the year ended December 31, 2013, the Company announced a property improvement incentive program for its domestic Comfort Inn and Comfort Suites hotels to incent hotel owners to renovate their properties to accelerate improvement of the brand's product quality and consistency, guest satisfaction and brand performance. The Company has committed to provide financing in the form of forgivable promissory notes to qualifying domestic hotels for a portion of their Company approved and completed property improvement expenses. Financing will be provided upon the completion and Company certification of the renovations. At December 31, 2013, the Company had commitments to extended $32.0 million for this purpose provided certain conditions are met by its franchisees. These commitments are expected to be funded in the next twelve months.
Net operating cash provided by marketing and reservation activities totaled $42.4 million for the year ended December 31, 2013 compared to $30.3 million during the year ended December 31, 2012. The improvement in cash flows from marketing and reservation activities primarily reflects an improvement in marketing and reservation system fees resulting from system size expansion and RevPAR performance, improved financial performance of the Company's loyalty programs and cost management of the Company's customer contact centers. Based on the current economic conditions, the Company expects marketing and reservation activities to provide cash flows from operations ranging between $18 million and $22 million in 2014.
Investing Activities
Cash utilized in investing activities totaled $27.5 million, $47.1 million and $20.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. The decline in cash utilized for investing activities from 2012 to 2013 primarily reflects a decline in the amount of cash outlays for mezzanine and other notes receivable, an increase in collections of outstanding mezzanine and other notes receivable and a decline in equity method investments entered into during the year ended December 31, 2013. The decline in cash used in these investing activities was partially offset by an increase in capital expenditures and a decline in proceeds from the sale of investments held in trust related to the Company's deferred compensation plans during the year ended December 31, 2013. Additional information regarding these items is as follows:
During the year ended December 31, 2013, 2012 and 2011, the Company sold investments totaling $4.2 million, $11.2 million and $0.6 million, respectively, and utilized the proceeds to distribute participant deferred compensation balances from the Company's non-qualified retirement plans. The decline in proceeds from the sale of investments primarily reflects the timing of employee terminations and their deferred compensation distribution elections.

During the years ended December 31, 2013, 2012 and 2011, capital expenditures totaled $31.5 million, $15.4 million and $10.9 million, respectively. The increase in capital expenditures from 2012 to 2013 primarily reflect tenant improvements related to the relocation of the Company's corporate headquarters and computer equipment purchases made in conjunction with the relocation of the Company's technology data center.
The Company provides financing to franchisees for hotel development efforts and other purposes in the form of mezzanine and other notes receivable. These loans bear interest and are expected to be repaid in accordance with the terms of the loan agreements. During the years ended December 31, 2013, 2012 and 2011, the Company advanced $1.1 million, $23.7 million and $9.2 million for these purposes, respectively. In addition, the Company collected $9.7 million, $3.3 million and $4.7 million of these advances during the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013, the Company had commitments to extend an additional $3.3 million for these purposes within the next twelve months provided certain conditions are met by its franchisees.
During the year ended December 31, 2013, 2012 and 2011, the Company invested $5.7 million, $20.3 million and $5.0 million in joint ventures accounted for under the equity method of accounting. The Company's investment in these joint ventures primarily pertain to ventures that either support the Company's efforts to increase business delivery to its franchisees or promote growth of our emerging brands.
Our board of directors authorized a program which permits us to offer financing, investment and guaranty support to qualified franchisees as well as allows us to acquire and resell real estate to incent franchise development for certain brands in strategic markets. At December 31, 2013 and 2012, the Company had approximately $64 million and $68 million invested under this program. Over the next several years, we expect to continue to deploy capital opportunistically pursuant to this program to promote growth of our emerging brands. Our current expectation is that our annual investment in this program will range from $20 million to $40 million per year and we generally expect to recycle these investments within a five year period. However, the amount and timing of the investment in this program will be dependent on market and other conditions.
Financing Activities
Financing cash flows relate primarily to the Company’s borrowings, treasury stock purchases and dividends.
Debt
Senior Unsecured Notes due 2022
On June 27, 2012 the Company issued unsecured notes with a principal amount of $400 million ("the 2012 Senior Notes") at par, bearing a coupon of 5.75% with an effective rate of 5.94%. The 2012 Senior Notes will mature on July 1, 2022, with interest to be paid semi-annually on January 1st and July 1st. The Company utilized the net proceeds of this offering, after deducting underwriting discounts and commissions and other offering expenses, together with borrowings under the Company's senior credit facility, to pay the special cash dividend totaling approximately $600.7 million paid to stockholders on August 23, 2012. The Company's 2012 Senior Notes are guaranteed jointly, severally, fully and unconditionally, subject to certain customary limitations by eight wholly-owned domestic subsidiaries.
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
Senior Secured Credit Facility
On July 25, 2012, the Company entered into a $350 million senior secured credit facility, comprised of a $200 million revolving credit tranche ("the New Revolver") and a $150 million term loan tranche (the "Term Loan") with Deutsche Bank AG New York Branch, as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and a syndication of lenders (the "New Credit Facility"). The New Credit Facility has a final maturity date of July 25, 2016, subject to an optional one-year extension, provided certain conditions are met. Up to $25 million of the borrowings under the New Revolver may be used for letters of credit, up to $10 million of borrowings under the New Revolver may be used for swing-line loans and up to $35 million of borrowings under the New Revolver may be used for alternative currency loans. The Term Loan requires quarterly amortization payments (a) during the first two years, in equal installments aggregating 5% of the original principal amount of the Term Loan per year, (b) during the second two years, in equal installments aggregating 7.5% of the original principal amount of the Term Loan per year, and (c) during the one-year extension period (if exercised), equal installments aggregating 10% of the original principal amount of the Term Loan.
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
The New Credit Facility is secured by first priority pledges of (i) 100% of the ownership interests in certain domestic subsidiaries owned by the Company and the guarantors, (ii) 65% of the ownership interests in (a) the top-tier foreign holding company of Choice's foreign subsidiaries, and (b) the domestic subsidiary that owns the top-tier foreign holding company of Choice's foreign subsidiaries and (iii) all presently existing and future domestic franchise agreements (the “Franchise Agreements”) between the Company and individual franchisees, but only to the extent that the Franchise Agreements may be pledged without violating any law of the relevant jurisdiction or conflicting with any existing contractual obligation of the Company or the applicable franchisee. At the time that the maximum total leverage ratio is required to be no greater than 4.00 to 1.00 (beginning of year 4 of the New Credit Facility), the security interest in the Franchise Agreements will be released.
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

The New Credit Facility also imposes financial maintenance covenants (as defined in the loan agreement) requiring the Company to maintain:
•a total leverage ratio of not more than 5.75 to 1.00 in year 1, 5.00 to 1.00 in year 2, 4.50 to 1.00 in year 3 and 4.00 to 1.00 thereafter,
•a maximum secured leverage ratio of not more than 2.50 to 1.00 in year 1, 2.25 to 1.00 in year 2, 2.00 to 1.00 in year 3 and 1.75 to 1.00 thereafter, and
•a minimum fixed charge coverage ratio of not less than 2.00 to 1.00 in years 1 and 2, 2.25 to 1.00 in year 3 and 2.50 to 1.00 thereafter.
At December 31, 2013, the Company maintained a total leverage ratio of 3.33x, a maximum secured leverage ratio of 0.59x and a minimum fixed charge coverage ratio of 5.56x. At December 31, 2013, the Company was in compliance with all covenants under the New Credit Facility.
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
At December 31, 2013, the Company had $138.8 million outstanding under the Term Loan and no amounts outstanding under the New Revolver. At December 31, 2012, the Company had $146.3 million outstanding under the Term Loan and $57.0 million under the New Revolver.
Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarter relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At December 31, 2013, the Company had been advanced approximately $3.4 million pursuant to these agreements and expects to receive the remaining $1.1 million over the next several years, subject to annual appropriations by the governmental entities. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration of the Company's ten year corporate headquarter lease in 2023 will be forgiven in full. The advances will be included in long-term debt in Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all current performance conditions as of December 31, 2013.

Regular Quarterly Dividends
The Company currently maintains the payment of a quarterly dividend on its common shares outstanding, however, the declaration of future dividends are subject to the discretion of our board of directors. During the year ended December 31, 2013, the Company declared and paid cash dividends at a quarterly rate of $0.185 per share. The Company's quarterly dividend rate declared during the year ended December 31, 2013 has remained unchanged from the previous quarterly declarations.
During the year ended December 31, 2013, 2012 and 2011, the Company paid regular quarterly cash dividends totaling $32.8 million, $53.4 million and $43.7 million, respectively. Dividend payments during the years ended December 31, 2013 and 2012, reflect the Company's board of directors decision to pay the regular quarterly dividend initially scheduled to be paid in the first quarter of 2013 in December 2012. As a result, the dividends paid during 2013 reflect three quarterly payments as compared to five payments in the prior year. We expect that cash dividends will continue to be paid in the future, subject to declaration by our board of directors, future business performance, economic conditions, changes in tax regulations and other matters. Based on our present dividend rate and outstanding share count, aggregate annual regular dividends for 2014, would be approximately $43.1 million.
Special Cash Dividend
On July 26, 2012, the Company's board of directors declared a special cash dividend in the amount of $10.41 per share or approximately $600.7 million in the aggregate, which was paid on August 23, 2012. The Company utilized the proceeds from the 2012 Senior Notes and the New Credit Facility for payment of the special cash dividend.
Share Repurchases
No shares of common stock were purchased by the Company under the share repurchase program during the year ended December 31, 2013. Since the program's inception through December 31, 2013, we have repurchased 45.3 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.1 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 78.3 million shares at an average price of $13.89 per share through December 31, 2013. At December 31, 2013 the Company had approximately 1.4 million shares remaining under the current share repurchase authorization. Upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
Other items
Approximately $157.4 million of the Company's cash and cash equivalents at December 31, 2013 pertains to undistributed earnings of the Company's consolidated foreign subsidiaries. Since the Company's intent is for such earnings to be reinvested by the foreign subsidiaries, the Company has not provided additional United States income taxes on these amounts. While the Company has no intention to utilize these cash and cash equivalents in its domestic operations, any change to this policy would result in the Company incurring additional United States income taxes on any amounts utilized domestically.

The following table summarizes our contractual obligations as of December 31, 2013:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term debt (1)	$1,107.8	$49.7	$209.7	$74.5	$773.9
Capital lease obligations (2)	2.6	1.0	1.6	—	—
Purchase obligations (3)	52.6	47.3	4.1	0.8	0.4
Operating lease obligations	92.1	11.8	23.4	20.9	36.0
Other long-term liabilities (4)	22.6	—	2.3	1.7	18.6
Total contractual obligations	$1,277.7	$109.8	$241.1	$97.9	$828.9
____________________________

(1)	Long-term debt includes principal as well as interest payments. Assumes forward estimates of LIBOR rates as of December 31, 2013 for our variable interest rate debt.

(2)	Capital lease obligations include interest and related maintenance agreements on the equipment.

(3)	Purchase obligations also include commitments to provide loan and joint venture financing under various Company programs.

(4)	Other long-term liabilities primarily consist of deferred compensation plan liabilities.

The total amount of unrecognized tax positions and the related interest and penalties totaled $5.6 million at December 31, 2013 and is not reflected in the Contractual Obligations table. We have several open tax positions, and it is reasonably possible that the Company's unrecognized tax positions could decrease within the next 12 months by as much as $3.5 million.
The Company believes that cash flows from operations and available financing capacity are adequate to meet the expected future operating, investing and financing needs of the business.
Off Balance Sheet Arrangements
On October 9, 2012, the Company entered into a limited payment guaranty with regards to a VIE's $18 million bank loan for the construction of a hotel franchised under one of the Company's brands in the United States. Under the terms of the limited guaranty, the Company has agreed to guarantee 25% of the outstanding principal balance and accrued and unpaid interest, as well as any unpaid expenses incurred by the lender.  The limited guaranty shall remain in effect until the maximum amount guaranteed by the Company is paid in full.  In addition to the limited guaranty, the Company entered into an agreement in which the Company guarantees the completion of the construction of the hotel and an environmental indemnity agreement which indemnifies the lending institution from and against any damages relating to or arising out of possible environmental contamination issues with regards to the property.
On November 15, 2013, the Company entered into a limited payment guaranty with regards to a VIE's $46.2 million bank loan for the construction of a hotel franchised under one of the Company's brands in the United States. Under the terms of the limited guaranty, the Company has agreed to unconditionally guarantee and become surety for the full and timely payment of the guaranteed outstanding principal balance, as well as any unpaid expenses incurred by the lender. The guarantee is limited to 25% of the outstanding principal balance of the $46.2 million loan due at any time. The limited guaranty shall remain in effect until the maximum amount guaranteed by the Company is repaid in full. The maturity date of the VIE's loan is May 2017.
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
The Company may also enter into master development agreements (“MDAs”) with developers that grant limited exclusive development rights and preferential franchise agreement terms for one-time, non-refundable fees. When these fees are not contingent upon the number of agreements executed under the MDA, the Company recognizes the up-front fees pro-rata over the MDA’s contractual life. Fees that are contingent upon the execution of franchise agreements under the MDA are recognized upon execution of the franchise agreement.
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
Marketing and reservation system fees not expended in the current year are recorded as a liability in the Company's balance sheet and are carried over to the next fiscal year and expended in accordance with the franchise agreements. Shortfall amounts are recorded as an asset in the Company's balance sheet, with a corresponding reduction in costs, and are similarly recovered in subsequent years. Under the terms of the franchise agreements, the Company may advance capital and incur costs as necessary for marketing and reservation activities and recover such advances through future fees. Our current assessment is that the credit risk associated with the cumulative cost advances for marketing and reservation system activities is mitigated due to our contractual right to recover these amounts from a large geographically dispersed group of franchisees. However, our ability to recover these advances may be adversely impacted by certain factors, including, among others, declines in the ability of our franchisees to generate revenues at properties they franchise from us, lower than expected franchise system growth. An extended period of occupancy or room rate declines or a decline in the number of hotel rooms in our franchise system could result in the generation of insufficient funds to recover marketing and reservation advances as well as meet the ongoing marketing and reservation needs of the overall system.
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
The Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. The Company measures loan impairment based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or the estimated fair value of the collateral. For impaired loans, the Company establishes a specific impairment reserve for the difference between the recorded investment in the loan and the present value of the expected future cash flows or the estimated fair value of the collateral. The Company applies its loan impairment policy individually to all mezzanine and other notes receivable in the portfolio and does not aggregate loans for the purpose of applying such policy. For impaired loans, the Company recognizes interest income on a cash basis. If it is likely that a loan will not be collected based on financial or other business indicators it is the Company’s policy to charge off these loans to SG&A expenses in the accompanying consolidated statements of income in the quarter when it is deemed uncollectible. Recoveries of impaired loans are recorded as a reduction of SG&A expenses in the quarter received.

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
In accordance with the terms of the promissory notes, the initial principal balance and related interest are ratably reduced over the term of the loan on each anniversary date until the outstanding amounts are reduced to zero as long as the franchisee remains within the franchise system and operates in accordance with our quality and brand standards. As a result, the amounts recorded as an asset on the Company's consolidated balance sheet are also ratably reduced since the amounts forgiven no longer represent probable future economic benefits to the Company. The Company records the reduction of its recorded assets through amortization and marketing and reservation expense on its consolidated statements of income. Since these forgivable promissory notes receivable are predominately forgiven ratably over the term of the promissory note rather than repaid, the Company classifies the issuance and collection of these notes receivable as operating activities in its consolidated statement of cash flows.
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

With respect to uncertain income tax positions, a tax liability is recorded in full when management determines that the position does not meet the more likely than not threshold of being sustained on examination. A tax liability may also be recognized for a position that meets the more likely than not threshold, based upon management’s assessment of the position’s probable settlement value. The Company records interest and penalties on unrecognized tax benefits in the provision for income taxes. Additional information regarding the Company’s unrecognized tax benefits is provided in Note 17 to Consolidated Financial Statements.
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
In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan (“EDCP”) which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust. Prior to January 1, 2010, participants could elect an investment return of either the annual yield of the Moody’s Average Corporate Bond Rate Yield Index plus 300 basis points, or a return based on a selection of available diversified investment options. Effective January 1, 2010, the Moody’s Average Corporate Bond Rate Yield Index plus 300 basis points is no longer an investment option for salary deferrals made on compensation earned after December 31, 2009. The Company recorded current and long-term deferred compensation liabilities of $11.3 million and $11.7 million at December 31, 2013 and 2012, respectively, related to these deferrals and credited investment returns. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. Compensation expense recorded in SG&A for the years ended December 31, 2013, 2012 and 2011 were $0.9 million, $0.8 million and $0.8 million, respectively.
The Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that partially offset the earnings credited to the participants. The diversified investments held in the trusts totaled $4.1 million and $6.0 million as of December 31, 2013 and 2012, respectively, and are recorded at their fair value, based on quoted market prices. At December 31, 2013, the Company expects $0.4 million of the assets held in the trust to be distributed during the year ended December 31, 2014 to participants. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment gains (losses) during the years ended December 31, 2013, 2012 and 2011 of $0.3 million, $1.2 million, and $(0.1) million, respectively. In addition, the EDCP Plan held shares of the Company's common stock with a market value of $0.2 million and $0.1 million at December 31, 2013 and 2012, respectively which were recorded as a component of shareholders' deficit.
In 1997, the Company adopted the Choice Hotels International, Inc. Non-Qualified Retirement Savings and Investment Plan (“Non-Qualified Plan”). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. As of December 31, 2013 and 2012, the Company had recorded a deferred compensation liability of $13.7 million and $11.2 million, respectively related to these deferrals. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. The net increase (decrease) in compensation expense recorded in SG&A for the years ended December 31, 2013, 2012 and 2011 were $1.7 million, $0.7 million and $(0.5) million, respectively.
The diversified investments held in the trusts were $12.3 million and $10.2 million as of December 31, 2013 and 2012, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets are included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment gains (losses) during the years ended December 31, 2013, 2012 and 2011 of $1.3 million, $0.8 million and $(0.5) million, respectively. In addition, the Non-Qualified Plan held shares of the Company’s common stock with a market value of $1.4 million and $1.0 million at December 31, 2013 and 2012, respectively.
The Company is subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock. The diversified investments held in the Non-Qualified Plan and EDCP include investments primarily in equity and debt securities, and cash and cash equivalents.

New Accounting Standards
See Footnotes No. 1 “Recently Adopted Accounting Guidance” and Note 28 "Future Adoption of Accounting Standards" of the Notes to our Financial Statements for information related to our adoption of new accounting standards in 2013 and for information on our anticipated adoption of recently issued accounting standards.

FORWARD-LOOKING STATEMENTS
Certain matters discussed in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, our use of words such as "expect," "estimate," "believe," "anticipate," "should," "will," "forecast," "plan," "project," "assume" or similar words of futurity identify such forward-looking statements. These forward-looking statements are based on management's current beliefs, assumption and expectations regarding future events, which in turn are based on information currently available to management. Such statements may relate to projections of the Company’s revenue, earnings and other financial and operational measures, Company debt levels, ability to repay outstanding indebtedness, payment of dividends, and future operations, among other matters. We caution you not to place undue reliance on any such forward-looking statements. Forward-looking statements do not guarantee future performance and involve known and unknown risks, uncertainties and other factors.
Several factors could cause actual results, performance or achievements of the Company to differ materially from those expressed in or contemplated by the forward-looking statements. Such risks include, but are not limited to, changes to general, domestic and foreign economic conditions; operating risks common in the lodging and franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees; our ability to keep pace with improvements in technology utilized for marketing and reservations systems and other operating systems; fluctuations in the supply and demand for hotels rooms; the level of acceptance of alternative growth strategies we may implement; operating risks associated with our international operations; the outcome of litigation; and our ability to effectively manage our indebtedness. These and other risk factors are discussed in detail in Item 1A. “Risk Factors” of this report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company’s foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including in certain circumstances the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $16.4 million at December 31, 2013, which we account for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
At December 31, 2013, the Company had $138.8 million of variable interest rate debt instruments outstanding at an effective rate of 2.2%. A hypothetical change of 10% in the Company’s effective interest rate from December 31, 2013 levels would increase or decrease annual interest expense by $0.3 million. The Company expects to refinance its fixed and variable long-term debt obligations prior to their scheduled maturities.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Choice Hotels International, Inc. and subsidiaries:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Choice Hotels International, Inc. and its subsidiaries at December 31, 2013 and 2012 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
March 3, 2014

CONSOLIDATED FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
REVENUES:
Royalty fees	$267,229	$260,782	$245,426
Initial franchise and relicensing fees	18,686	14,203	14,052
Procurement services	20,668	17,962	18,111
Marketing and reservation	403,099	384,784	349,036
Hotel operations	4,774	4,573	4,356
Other	9,851	9,205	7,812
Total revenues	724,307	691,509	638,793
OPERATING EXPENSES:
Selling, general and administrative	113,567	101,852	106,404
Depreciation and amortization	9,469	8,226	8,024
Marketing and reservation	403,099	384,784	349,036
Hotel operations	3,678	3,505	3,466
Total operating expenses	529,813	498,367	466,930
Operating income	194,494	193,142	171,863
OTHER INCOME AND EXPENSES:
Interest expense	42,537	27,189	12,939
Interest income	(2,547)	(1,540)	(1,306)
Loss on extinguishment of debt	—	526	—
Other (gains) and losses	(1,780)	(1,989)	2,442
Equity in net income of affiliates	(634)	(212)	(269)
Other income and expenses, net	37,576	23,974	13,806
Income before income taxes	156,918	169,168	158,057
Income taxes	44,317	48,481	47,661
Net income	$112,601	$120,687	$110,396
Basic earnings per share	$1.92	$2.08	$1.86
Diluted earnings per share	$1.91	$2.07	$1.85

 The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Net income	$112,601	$120,687	$110,396
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	862	862	862
Foreign currency translation adjustment	(2,863)	237	615
Amortization of pension related costs, net of tax:
Actuarial loss (net of income tax of $48 for the year ended December 31, 2012)	—	80	—
Settlement of pension plan (net of income tax of $840 for the year ended December 31, 2012)	—	1,406	—
Actuarial pension loss (net of income tax of $649 for the year ended December 31, 2011)	—	—	(1,086)
Other comprehensive income (loss), net of tax	(2,001)	2,585	391
Comprehensive income	$110,600	$123,272	$110,787

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
	(In thousands, except share amounts)
ASSETS
Current assets
Cash and cash equivalents	$167,795	$134,177
Receivables (net of allowance for doubtful accounts of $11,316 and $10,820, respectively)	53,521	52,270
Income taxes receivable	—	2,732
Deferred income taxes	7,220	4,136
Investments, employee benefit plans, at fair value	400	3,486
Other current assets	29,710	36,669
Total current assets	258,646	233,470
Property and equipment, at cost, net	66,092	51,651
Goodwill	65,813	65,813
Franchise rights and other identifiable intangibles, net	9,953	13,473
Advances, marketing and reservation activities	19,127	42,179
Investments, employee benefit plans, at fair value	15,950	12,755
Deferred income taxes	20,282	15,418
Other assets	84,036	76,013
Total assets	$539,899	$510,772
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$41,663	$38,714
Accrued expenses	56,625	55,552
Deferred revenue	61,188	71,154
Current portion of long-term debt	10,088	8,195
Deferred compensation and retirement plan obligations	2,492	2,522
Income taxes payable	2,282	—
Total current liabilities	174,338	176,137
Long-term debt	783,471	847,150
Deferred compensation and retirement plan obligations	22,527	20,399
Other liabilities	23,808	15,990
Total liabilities	1,004,144	1,059,676
Commitments and Contingencies
Common stock, $0.01 par value; 160,000,000 shares authorized; 95,345,362 shares issued at December 31, 2013 and 2012 and 58,638,863 and 58,171,059 shares outstanding at December 31, 2013 and 2012, respectively	586	582
Additional paid-in-capital	117,768	110,246
Accumulated other comprehensive loss	(6,217)	(4,216)
Treasury stock (36,706,499 and 37,174,303 shares at December 31, 2013 and 2012, respectively), at cost	(918,031)	(927,776)
Retained earnings	341,649	272,260
Total shareholders’ deficit	(464,245)	(548,904)
Total liabilities and shareholders’ deficit	$539,899	$510,772

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$112,601	$120,687	$110,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,469	8,226	8,024
Provision for bad debts, net	2,724	2,896	2,160
Non-cash stock compensation and other charges	11,271	12,375	14,511
Non-cash interest and other (income) loss	1,545	292	2,208
Loss on extinguishment of debt	—	526	—
Dividends received from equity method investments	1,445	1,310	1,139
Deferred income taxes	(8,024)	(540)	5,514
Equity in net income of affiliates	(634)	(212)	(269)
Changes in assets and liabilities:
Receivables	(6,730)	(5,239)	(7,785)
Advances to/from marketing and reservation activities, net	42,405	30,313	623
Forgivable notes receivable, net	(8,347)	(10,898)	(3,475)
Accounts payable	2,304	11	(1,851)
Accrued expenses	(9,595)	12,376	6,346
Income taxes payable/receivable	4,807	(3,193)	(4,562)
Deferred revenue	(9,861)	2,188	1,523
Other assets	(3,197)	(3,476)	(3,162)
Other liabilities	9,857	(17,520)	29
Net cash provided by operating activities	152,040	150,122	131,369
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	(31,524)	(15,443)	(10,924)
Equity method investments	(5,685)	(20,285)	(5,000)
Issuance of mezzanine and other notes receivable	(1,095)	(23,736)	(9,227)
Collections of mezzanine and other notes receivable	9,748	3,270	4,690
Purchases of investments, employee benefit plans	(2,676)	(1,697)	(1,602)
Proceeds from sales of investments, employee benefit plans	4,168	11,223	644
Proceeds from sale of assets	243	—	1,654
Other items, net	(728)	(433)	(564)
Net cash used in investing activities	(27,549)	(47,101)	(20,329)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	3,360	543,500	75
Net borrowings (repayments) pursuant to revolving credit facilities	(57,000)	57,000	(200)
Principal payments on long-term debt	(8,204)	(4,422)	(297)
Debt issuance costs	—	(4,759)	(2,356)
Excess tax benefits from stock-based compensation	1,460	1,559	1,227
Purchase of treasury stock	(3,965)	(22,586)	(53,617)
Dividends paid	(32,799)	(654,092)	(43,747)
Proceeds from exercise of stock options	8,864	7,090	3,845
Net cash used in financing activities	(88,284)	(76,710)	(95,070)
Net change in cash and cash equivalents	36,207	26,311	15,970
Effect of foreign exchange rate changes on cash and cash equivalents	(2,589)	809	(172)
Cash and cash equivalents at beginning of period	134,177	107,057	91,259
Cash and cash equivalents at end of period	$167,795	$134,177	$107,057
Supplemental disclosure of cash flow information:
Cash payments during the year for:
Income taxes, net of refunds	$47,513	$51,548	$45,483
Interest	$43,327	$16,954	$15,527
Non-cash investing and financing activities:
Dividends declared but not paid	$10,785	$1	$10,719
Equity method investments	$—	$3,900	$—
Capital lease obligation	$—	$—	$908
Debt issuance costs	$—	$6,500	$—
Issuance of restricted shares of common stock	$8,500	$9,517	$9,604
Issuance of performance vested restricted stock units	$1,298	$—	$—
Issuance of treasury stock to employee stock purchase plan	$—	$—	$739
Investment in property and equipment acquired in accounts payable	$658	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(In thousands, except share amounts)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2010	59,583,770	$596	$92,774	$(7,192)	$(872,306)	$728,057	$(58,071)
Net income	—	—	—	—	—	110,396	110,396
Other comprehensive income	—	—	—	391	—	—	391
Exercise of stock options	175,386	2	2,913	—	707	—	3,622
Issuance of restricted stock	247,298	2	(9,604)	—	9,602	—	—
Cancellation of restricted stock	(68,580)	—	2,300	—	(2,300)	—	—
Share based compensation on equity awards	—	—	11,324	—	—	—	11,324
Change in excess tax benefits on equity awards	—	—	2,958	—	—	—	2,958
Dividends declared	—	—	—	—	—	(43,506)	(43,506)
Treasury purchases	(1,681,324)	(17)	—	—	(53,600)	—	(53,617)
Issuance of treasury shares	21,096	—	—	—	739	—	739
Other	—	—	—	—	203	—	203
Balance as of December 31, 2011	58,277,646	$583	$102,665	$(6,801)	$(916,955)	$794,947	$(25,561)
Net income	—	—	—	—	—	120,687	120,687
Other comprehensive income	—	—	—	2,585	—	—	2,585
Exercise of stock options	266,754	3	3,515	—	3,572	—	7,090
Issuance of restricted stock	266,159	2	(9,517)	—	9,515	—	—
Cancellation of restricted stock	(26,824)	—	967	—	(967)	—	—
Share based compensation on equity awards	—	—	11,377	—	—	—	11,377
Change in excess tax benefits on equity awards	—	—	1,239	—	—	—	1,239
Dividends declared	—	—	—	—	—	(643,374)	(643,374)
Treasury purchases	(612,676)	(6)	—	—	(22,580)	—	(22,586)
Other	—	—	—	—	(361)	—	(361)
Balance as of December 31, 2012	58,171,059	$582	$110,246	$(4,216)	$(927,776)	$272,260	$(548,904)
Net income	—	—	—	—	—	112,601	112,601
Other comprehensive income	—	—	—	(2,001)	—	—	(2,001)
Exercise of stock options	347,180	2	3,486	—	5,376	—	8,864
Issuance of restricted stock and PVRSU	265,056	3	(9,798)	—	9,795	—	—
Cancellation of restricted stock	(40,552)	—	1,453	—	(1,453)	—	—
Share based compensation on equity awards	—	—	11,417	—	—	—	11,417
Change in excess tax benefits on equity awards	—	—	964	—	—	—	964
Dividends declared	—	—	—	—	—	(43,212)	(43,212)
Treasury purchases	(103,880)	(1)	—	—	(3,964)	—	(3,965)
Other	—	—	—	—	(9)	—	(9)
Balance as of December 31, 2013	58,638,863	$586	$117,768	$(6,217)	$(918,031)	$341,649	$(464,245)

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Company Information and Summary of Significant Accounting Policies
Organization
Choice Hotels International, Inc., a Delaware corporation, and subsidiaries (“the Company”) is primarily in the business of hotel franchising. As of December 31, 2013, the Company had franchise agreements representing 6,340 open hotels and 503 hotels under construction, awaiting conversion or approved for development in 50 states, the District of Columbia and more than 35 countries and territories outside the United States under the brand names: Comfort Inn®, Comfort Suites®, Quality® , Clarion®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, Cambria Suites® and Ascend Hotel Collection®.
Basis of Presentation
The accompanying consolidated financial statements present the financial position, results of operations and cash flows of Choice Hotels International, Inc. and subsidiaries. The Company consolidate entities under our control, including variable interest entities where it is deemed to be the primary beneficiary. Investments in unconsolidated affiliates, including corporate joint ventures and certain other entities, in which the Company owns 50% or less and exercises significant influence over the operating and financial policies of the investee are accounted for by the equity method. All significant inter-company accounts and transactions have been eliminated in consolidation.
The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, ultimate results could differ from those estimates.
In our opinion, the accompanying consolidated financial statements include all adjustments that are necessary to fairly present our financial position and results of operations. Except as otherwise disclosed, all adjustments are of a normal recurring nature.
Revision to Prior Period Financial Statements
In the second quarter of 2013, a misapplication of GAAP was identified related to the presentation of cash flows pursuant to forgivable notes receivable. Previously, the Company applied Accounting Standards Codification ("ASC") 230 "Statement of Cash Flows" paragraphs 12 and 13 when reporting cash outflows and cash collections related to these notes receivable and as a result reported these items as cash flows from investing activities. Beginning with the second quarter of 2013, the Company has revised its presentation of these cash flows in accordance with ASC 230 paragraphs 22 and 23 to reclassify them to operating activities on the Company's Consolidated Statements of Cash Flows.
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
In accordance with ASC 250 (SEC's Staff Accounting Bulletin 99, "Materiality"), the Company assessed the materiality of the misapplication of GAAP and concluded that the reclassification of these cash flows was not material to any of its previously issued annual or interim financial statements. In accordance with the accounting guidance in ASC 250 (SEC Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements"), the Company has revised its previously issued financial statements to correct the presentation of these cash flows beginning with the financial statements in the Quarterly Report on Form 10-Q filed on August 9, 2013 for the quarterly period ended June 30, 2013. These revisions did not impact the Company's previously reported net income, comprehensive income, assets, liabilities or shareholders' deficit.

The following tables present the effect of the correction of the classification of the cash flows related to forgivable notes receivable on selected line items included in the Company's Consolidated Statements of Cash Flows for the affected periods included in these Consolidated Financial Statements:

	Year Ended December 31, 2012			Year Ended December 31, 2011
	(In thousands)
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Net cash provided by operating activities:
Forgivable notes receivable, net	$—	$(10,898)	$(10,898)	$—	$(3,475)	$(3,475)
Net cash provided by operating activities	161,020	(10,898)	150,122	134,844	(3,475)	131,369
Net cash used in investing activities:
Issuance of mezzanine and other notes receivable	(34,925)	11,189	(23,736)	(12,766)	3,539	(9,227)
Collections of mezzanine and other notes receivable	3,561	(291)	3,270	4,754	(64)	4,690
Net cash used in investing activities	(57,999)	10,898	(47,101)	(23,804)	3,475	(20,329)
Revenue Recognition
The Company enters into franchise agreements to provide franchisees with various marketing services, a centralized reservation system and limited non-exclusive rights to utilize the Company’s registered trade names and trademarks. These agreements typically have an initial term from ten to twenty years with provisions permitting franchisees or the Company to terminate after five, ten, or fifteen years under certain circumstances. In most instances, initial franchise and relicensing fees are recognized upon execution of the franchise agreement because the initial franchise and relicensing fees are non-refundable and the Company is not required to provide initial services to the franchisee prior to hotel opening. The initial franchise and relicensing fees related to executed franchise agreements which include incentives, such as future potential cash rebates or forgivable promissory notes, are deferred and recognized when the incentive criteria are met or the agreement is terminated, whichever occurs first.
The Company may also enter into master development agreements ("MDAs") with developers that grant limited exclusive development rights and preferential franchise agreement terms for one-time, non-refundable fees. When these fees are not contingent upon the number of agreements executed under the MDA, the Company recognizes these up-front fees pro-rata over the MDAs’ contractual life. Fees that are contingent upon the execution of franchise agreements under the MDA are recognized as the franchise agreements are executed.
Royalty and marketing and reservation system revenues, which are typically based on a percentage of gross room revenues or the number of hotel rooms of each franchisee, are recorded when earned and receivable from the franchisee. An estimate of uncollectible revenue is charged to bad debt expense and included in selling, general and administrative ("SG&A") and marketing and reservation expenses in the accompanying consolidated statements of income.
The Company generates procurement services revenues from qualified vendors. Procurement services revenues are generally earned based on the level of goods or services purchased from qualified vendors by hotel franchise owners and hotel guests who stay in the Company’s franchised hotels or based on marketing services provided by the Company on behalf of the qualified vendors to hotel owners and guests. The Company recognizes procurement services revenues when the services are performed or the product is delivered, evidence of an arrangement exists, the fee is fixed and determinable and collectibility is probable. The Company defers the recognition of procurement services’ revenues related to upfront fees. Such upfront fees are generally recognized over a period corresponding to the Company’s estimate of the life of the arrangement.
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
Marketing and reservation system revenues not expended in the current year are recorded as a liability in the Company's balance sheet and are carried over to the next fiscal year and expended in accordance with the franchise agreements. Shortfall amounts are recorded as an asset in the Company's balance sheet, with a corresponding reduction in costs, and are similarly recovered in subsequent years. Under the terms of the franchise agreements, the Company may advance capital and incur costs as necessary for marketing and reservation activities and recover such advances through future fees. The Company’s current assessment is that the credit risk associated with the cumulative cost advances for marketing and reservation system activities is mitigated due to the contractual right to recover these amounts from a large geographically dispersed group of franchisees.
The Company evaluates the recoverability of marketing and reservation costs incurred in excess of cumulative marketing and reservation system revenues earned on a periodic basis. The Company will record a reserve when, based on current information and events, it is probable that it will be unable to collect all amounts advanced for marketing and reservation activities according to the contractual terms of the franchise agreements. These advances are considered to be unrecoverable if the expected net, undiscounted cash flows from marketing and reservation activities are less than the carrying amount of the asset. Based on the Company’s analysis of projected net cash flows from marketing and reservation activities for all periods presented, the Company concluded that the cumulative advances for marketing and reservation activities was fully recoverable and as a result no reserve for possible losses was recorded.
Choice Privileges is the Company’s frequent guest incentive marketing program. Choice Privileges enables members to earn points based on their spending levels with franchisees and, to a lesser degree, through participation in affiliated partners’ programs, such as those offered by credit card companies. The points, which the Company accumulates and tracks on the members’ behalf, may be redeemed for free accommodations or other benefits.
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
Accounts Receivable and Credit Risk
Accounts receivable consist primarily of franchise and related fees due from hotel franchises and are recorded at the invoiced amount. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable. The Company determines the allowance considering historical write-off experience and a review of aged receivable balances. However, the Company considers its credit risk associated with trade receivables to be partially mitigated due to the dispersion of these receivables across a large number of geographically diverse franchisees.
The Company records bad debt expense in SG&A and marketing and reservation expenses in the accompanying consolidated statements of income based on its assessment of the ultimate realizability of trade receivables considering historical collection experience and the economic environment. When the Company determines that an account is not collectible, the account is written-off to the associated allowance for doubtful accounts.
Advertising Costs
The Company expenses advertising costs as the advertising occurs. Advertising expense was $84.7 million, $79.7 million and $73.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. Prepaid advertising at December 31, 2013 and 2012 totaled $0.2 million and $0.5 million, respectively and is included within other current assets in the accompanying consolidated balance sheets. The Company includes advertising costs primarily in marketing and reservation expenses on the accompanying consolidated statements of income.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. At both December 31, 2013 and 2012, the Company had book overdrafts totaling $5.0 million which are included in accounts payable in the accompanying consolidated balance sheets. These book overdrafts represent outstanding checks in excess of funds on deposit.
The Company maintains cash balances in domestic banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation. In addition, the Company also maintains cash balances in international banks which do not provide deposit insurance.
Capitalization Policies
Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term or their useful lives. Major renovations and replacements incurred during construction are capitalized. Additionally, the Company capitalizes any interest incurred during construction; however, for the years ended December 31, 2013 and 2012, no interest was capitalized. Upon sale or retirement of property, the cost and related accumulated depreciation are eliminated from the accounts and any related gain or loss is recognized in the accompanying consolidated statements of income. Maintenance, repairs and minor replacements are charged to expense as incurred.
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
Valuation of Intangibles and Long-Lived Assets
The Company evaluates the potential impairment of property and equipment and other long-lived assets, including franchise rights and other definite-lived intangibles, on an annual basis or whenever an event or other circumstances indicates that the Company may not be able to recover the carrying value of the asset. Recoverability is measured based on net, undiscounted expected cash flows. Assets are considered to be impaired if the net, undiscounted expected cash flows are less than the carrying amount of the assets. Impairment charges are recorded based upon the difference between the carrying value and the fair value of the asset. During the year ended December 31, 2012, the Company recognized an impairment loss totaling $0.2 million on the franchise rights recorded in conjunction with its India acquisition. The franchise rights were determined to be impaired as the net, undiscounted expected cash flows were less than the carrying amount of the assets. The Company did not record any impairment of long-lived assets during the years ended December 31, 2013 and 2011. Significant management judgment is involved in developing these projections, and they include inherent uncertainties. If different projections had been used in the current period, the balances for non-current assets could have been materially impacted. Furthermore, if management uses different projections or if different conditions occur in future periods, future-operating results could be materially impacted.
The Company evaluates the impairment of goodwill and trademarks with indefinite lives on an annual basis, or during the year if an event or other circumstance indicates that the Company may not be able to recover the carrying amount of the asset. In evaluating these assets for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the conclusion is that it is not more likely than not that the fair value of the reporting unit is less than its carrying value, then no further testing is required. If the conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a two-step impairment test is performed. The fair value of the Company's net assets is used to determine if goodwill may be impaired. Indefinite life trademarks are considered to be impaired if the net, undiscounted expected cash flows associated with the trademark are less than their carrying amount. During the year ended December 31, 2012, the Company recognized an impairment loss totaling $0.2 million on the goodwill recorded in conjunction with its India acquisition. Based on the Company's assessment, it was determined that the fair value of the Company's Indian subsidiary, was less than its carrying value resulting in the recognition of an impairment loss equal to the gross amount of the goodwill. The Company did not record any impairment of goodwill or trademarks with indefinite lives during the years ended December 31, 2013 and 2011.
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
Valuation of Investments in Ventures
The Company evaluates an investment in a venture for impairment when circumstances indicate that the carrying value may not be recoverable, for example due to loan defaults, significant under performance relative to historical or projected operating performance, and significant negative industry or economic trends. When there is indication that a loss in value has occurred, the Company evaluates the carrying value compared to the estimated fair value of the investment. Fair value is based upon internally developed discounted cash flow models, third-party appraisals, and if appropriate, current estimated net sales proceeds from pending offers. If the estimated fair value is less than carrying value, management uses its judgment to determine if the decline in value is other-than-temporary. In determining this, the Company consider factors including, but not limited to, the length of time and extent of the decline, loss of values as a percentage of the cost, financial condition and near-term financial projections, the Company's intent and ability to recover the lost value and current economic conditions. For investments that are deemed other-than-temporary, impairments are charged to earnings.
Sales Taxes
The Company presents taxes collected from customers and remitted to governmental authorities on a net basis and therefore they are excluded from revenues in the consolidated financial statements.
Foreign Operations
The United States dollar is the functional currency of the consolidated entities operating in the United States. The functional currency for the consolidated entities operating outside of the United States is generally the currency of the primary economic environment in which the entity primarily generates and expends cash. The Company translates the financial statements of consolidated entities whose functional currency is not the United States dollar into United States dollars. The Company translates assets and liabilities at the exchange rate in effect as of the financial statement date and translates income statement accounts using the weighted average exchange rate for the period. The Company includes translation adjustments from foreign exchange and the effect of exchange rate changes on inter-company transactions of a long-term investment nature as a separate component of shareholders’ deficit. The Company reports foreign currency transaction gains and losses and the effect of inter-company transactions of a short-term or trading nature in SG&A expenses on the consolidated statements of income. Foreign currency transaction gains and losses for the years ended December 31, 2013, 2012 and 2011 were a $0.4 million loss, $0.1 million gain and a $1.4 million loss, respectively.
Derivatives
The Company periodically uses derivative instruments as part of its overall strategy to manage exposure to market risks associated with fluctuations in interest rates. All outstanding derivative financial instruments are recognized at their fair values as assets or liabilities. The impact on earnings from recognizing the fair values of these instruments depends on their intended use, their hedge designation and their effectiveness in offsetting changes in the fair values of the exposures they are hedging. The Company does not use derivatives for trading purposes.
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
Recently Adopted Accounting Guidance
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" (“ASU 2013-02”). This update requires companies to present either in a single note or parenthetically on the face of the financial statements the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety companies would instead cross reference to the related footnote for additional information. ASU 2013-02 became effective for interim and annual periods beginning after December 15, 2012 and the Company adopted this ASU during the first quarter of 2013. The Company has elected to present the required disclosures in a single note rather than on the face of the financial statement. See Note 19 for additional information.

2.	Other Current Assets
Other current assets consist of the following at:

	December 31, 2013	December 31, 2012
	(In thousands)
Notes receivable (See Note 3)	$12,816	$14,415
Prepaid expenses	13,746	10,694
Land held for sale	—	8,541
Other current assets	3,148	3,019
Total	$29,710	$36,669
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
The Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. The Company measures loan impairment based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or the estimated fair value of the collateral. For impaired loans, the Company establishes a specific impairment reserve for the difference between the recorded investment in the loan and the present value of the expected future cash flows or the estimated fair value of the collateral. The Company applies its loan impairment policy individually to all mezzanine and other notes receivable in the portfolio and does not aggregate loans for the purpose of applying such policy. For impaired loans, the Company recognizes interest income on a cash basis. If it is likely that a loan will not be collected based on financial or other business indicators, it is the Company’s policy to charge off these loans to SG&A expenses in the accompanying consolidated statements of income in the quarter when it is deemed uncollectible. Recoveries of impaired loans are recorded as a reduction of SG&A expenses in the quarter received.
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
The Company determined that approximately $12.5 million and $13.3 million of its mezzanine and other notes receivable were impaired at December 31, 2013 and 2012, respectively. The Company recorded an allowance for credit losses on these impaired loans at both December 31, 2013 and 2012 totaling $8.3 million resulting in a carrying value of impaired loans of $4.2 million and $5.0 million, respectively. The Company recognized approximately $0.4 million and $0.1 million of interest income on impaired loans during the years ended December 31, 2013 and 2012, respectively, on the cash basis. The Company provided loan reserves on non-impaired loans totaling $1.6 million and $0.6 million at December 31, 2013 and 2012, respectively
Past due balances of mezzanine and other notes receivable by credit quality indicators are as follows:

	30-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Mezzanine and Other Notes Receivables
As of December 31, 2013	(In thousands)
Senior	$—	$—	$—	$18,052	$18,052
Subordinated	—	9,629	9,629	4,523	14,152
Unsecured	—	47	47	3,358	3,405
	$—	$9,676	$9,676	$25,933	$35,609
As of December 31, 2012
Senior	$—	$—	$—	$27,549	$27,549
Subordinated	619	9,629	10,248	4,771	15,019
Unsecured	—	47	47	1,218	1,265
	$619	$9,676	$10,295	$33,538	$43,833
Loans Acquired with Deteriorated Credit Quality
On December 2, 2011, the Company acquired an $11.5 million first mortgage, held on a franchisee hotel asset, from a financial institution for $7.9 million. At the time of acquisition, the Company determined that it would be unable to collect all contractually required payments under the original mortgage terms. The contractually required payments receivable, including principal and interest, under the terms of the acquired mortgage totaled $12.0 million. The Company expects to collect $9.7 million of these contractually required payments. No prepayments were considered in the determination of contractual cash flows and cash flows expected to be collected. At December 31, 2013 and 2012, the carrying amount of this loan was $7.9 million and there was no allowance for uncollectable amounts. The Company's accretable yield at acquisition was $1.8 million or 7.36% and a reconciliation of the accretable yield for year ended December 31, 2013 and 2012 is as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012
	(In thousands)
Balance, Beginning of Year	$1,161	$1,793
Additions	—	—
Accretion	(579)	(632)
Disposals	—	—
Reclassifications from nonaccretable yield	—	—
Balance, End of Year	$582	$1,161
Forgivable Notes Receivable
In conjunction with brand and development programs, the Company may provide financing to franchisees for property improvements and other purposes in the form of forgivable unsecured promissory notes which bear interest at market rates. Under these promissory notes, the franchisee promises to repay the principal balance together with interest upon maturity unless certain conditions are met throughout the term of the promissory note. The principal balance and related interest are forgiven ratably over the term of the promissory note if the franchisee remains in the system in good standing. If during the term of the promissory note, the franchisee exits our franchise system or is not operating their franchise in accordance with our quality or credit standards, the Company may declare a default under the promissory note and commence collection efforts with respect to the full amount of the then-current outstanding principal and interest.
In accordance with the terms of the promissory notes, the initial principal balance and related interest are ratably reduced over the term of the loan on each anniversary date until the outstanding amounts are reduced to zero as long as the franchisee remains within the franchise system and operates in accordance with our quality and brand standards. As a result, the amounts recorded as an asset on the Company's consolidated balance sheet are also ratably reduced since the amounts forgiven no longer represent probable future economic benefits to the Company. The Company records the reduction of its recorded assets through amortization and marketing and reservation expense on its consolidated statements of income. Since these forgivable promissory notes receivable are predominately forgiven ratably over the term of the promissory note rather than repaid, the Company classifies the issuance and collection of these notes receivable as operating activities in its consolidated statement of cash flows.
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
As of December 31, 2013 and 2012, the unamortized balance of these notes totaled $20.6 million and $16.2 million, respectively. The Company recorded an allowance for credit losses on these forgivable unsecured notes receivable of $1.7 million and $1.6 million at December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, the Company did not have any forgivable unsecured notes that were past due. Amortization expense included in the accompanying consolidated statements of income related to the notes was $4.2 million, $2.8 million and $2.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

A summary of the Company's notes receivable and related allowances are as follows:

	December 31, 2013			December 31, 2012
	(In thousands)			(In thousands)
Credit Quality Indicator	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Total	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Total
Senior	$—	$18,052	$18,052	$—	$27,549	$27,549
Subordinated	—	14,152	14,152	—	15,019	15,019
Unsecured	20,625	3,405	24,030	16,235	1,265	17,500
Total notes receivable	20,625	35,609	56,234	16,235	43,833	60,068
Allowance for losses on non-impaired loans	1,650	1,607	3,257	1,623	638	2,261
Allowance for losses on receivables specifically evaluated for impairment	—	8,289	8,289	—	8,289	8,289
Total loan reserves	1,650	9,896	11,546	1,623	8,927	10,550
Net carrying value	$18,975	$25,713	$44,688	$14,612	$34,906	$49,518
Current portion, net	$361	$12,455	$12,816	$420	$13,995	$14,415
Long-term portion, net	18,614	13,258	31,872	14,192	20,911	35,103
Total	$18,975	$25,713	$44,688	$14,612	$34,906	$49,518

The Company classifies notes receivable due within one year as other current assets and notes receivable with a maturity greater than one year as other assets in the Company’s consolidated balance sheets.
The following table summarizes the activity related to the Company’s Forgivable Notes Receivable and Mezzanine & Other Notes Receivable allowance for losses for the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013		Year Ended December 31, 2012
	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable
	(In thousands)
Beginning balance	$1,623	$8,927	$795	$8,433
Provisions	699	969	1,144	591
Recoveries	(9)	—	(33)	(97)
Write-offs	(115)	—	(213)	—
Other(1)	(548)	—	(70)	—
Ending balance	$1,650	$9,896	$1,623	$8,927
(1) Consists of default rate assumption changes

4.	Property and Equipment
The components of property and equipment are:

	December 31,
	2013	2012
	(In thousands)
Land and land improvements	$2,490	$2,490
Facilities in progress and software under development	6,435	2,944
Computer equipment and software	81,216	83,937
Buildings and leasehold improvements	38,403	43,482
Furniture, fixtures and equipment	16,371	14,976
Capital lease	3,468	3,468
	148,383	151,297
Less: Accumulated depreciation and amortization	(82,291)	(99,646)
Property and equipment, at cost, net	$66,092	$51,651
As facilities in progress are completed and placed in service, they are transferred to appropriate property and equipment categories and depreciation begins.
Depreciation has been computed for financial reporting purposes using the straight-line method. A summary of the ranges of estimated useful lives upon which depreciation rates are based follows:

Computer equipment and software	3-5 years
Buildings and leasehold improvements	3-40 years
Furniture, fixtures and equipment	3-15 years
Capital lease (telephone equipment)	8 years
Depreciation expense, excluding amounts attributable to marketing and reservation activities, for the years ended December 31, 2013, 2012 and 2011 was $3.1 million, $2.4 million and $2.6 million, respectively. Accumulated amortization of capital leases, included in accumulated depreciation and amortization above, at December 31, 2013 and 2012 totaled $1.4 million and $1.0 million, respectively.

5.	Goodwill
Goodwill relates to (i) the purchase price of a minority interest in the Company for consideration in excess of the recorded minority interest and (ii) the acquisition of 100% of the stock of Suburban Franchise Holding Company, Inc. and its wholly-owned subsidiary, Suburban Franchise Systems, Inc. (“Suburban Transaction”).
The components of goodwill are as follows:

	December 31,
	2013	2012
	(In thousands)
Minority interest	$60,620	$60,620
Suburban transaction	5,193	5,193
Total	$65,813	$65,813
The Company is not required to amortize goodwill. During the year ended December 31, 2012, the Company recognized an impairment loss totaling $0.2 million on goodwill previously recorded in conjunction with its India acquisition. An assessment of the fair value of the Company's Indian subsidiary was performed based on prices of comparable businesses and this assessment resulted in the recognition of an impairment loss equal to the gross amount of the goodwill.

6.	Franchise Rights and Other Identifiable Intangibles
The components of franchise rights and other identifiable intangible assets at December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
	(In thousands)
Franchise rights, net of accumulated amortization	$6,069	$9,767
Other identifiable intangible assets, net of accumulated amortization	3,884	3,706
Total	$9,953	$13,473
Franchise rights represent the unamortized purchase price assigned to acquire long-term franchise contracts. As of December 31, 2013 and 2012, the unamortized balance relates primarily to the Econo Lodge, Suburban Extended Stay Hotel and Choice Hotels Australasia franchise rights. The franchise rights are being amortized over lives ranging from 5 to 25 years. Amortization expense for the years ended December 31, 2013, 2012 and 2011 amounted to $3.5 million, $3.7 million and $3.6 million, respectively. Franchise rights are net of accumulated amortization of $76.4 million and $74.0 million at December 31, 2013 and 2012, respectively.
The estimated annual amortization expense related to the Company’s franchise rights for each of the years ending December 31, 2014 through 2018 is as follows:

Year	(In millions)
2014	$3.2
2015	$2.2
2016	$0.3
2017	$0.2
2018	$—

Other identifiable intangible consist of the cost of registering and renewing existing trademarks and acquiring new trademarks. The costs of registering and renewing existing trademarks are being amortized primarily over ten years. Approximately $1.0 million of the Company's outstanding trademarks pertain to the Company's acquisition of the Suburban brand. These trademarks were determined to have an indefinite life and therefore, no amounts have been amortized. Amortization expense for each of the years ended December 31, 2013, 2012 and 2011 amounted to $0.5 million. Trademarks are net of accumulated amortization of $7.5 million and $6.9 million at December 31, 2013 and 2012, respectively.
The estimated annual amortization expense related to the Company’s trademarks for each of the years ending December 31, 2014 through 2018 is as follows:

Year	(In millions)
2014	$0.5
2015	$0.5
2016	$0.4
2017	$0.4
2018	$0.3

7. Advances, Marketing and Reservation Activities
The Company’s franchise agreements require the payment of franchise fees, which include marketing and reservation system fees. The Company is obligated to use the marketing and reservation system revenues it collects from the current franchisees comprising its various hotel brands to provide marketing and reservation services appropriate to support the operation of the overall system. In discharging its obligation to provide sufficient and appropriate marketing and reservation services, the Company has the right to expend funds in an amount reasonably necessary to ensure the provision of such services, whether or not such amount is currently available to the Company for reimbursement. The franchise agreements provide the Company the right to advance monies to the franchise system when the needs of the system surpass the balances currently available. As a result, expenditures by the Company in support of marketing and reservation services in excess of available revenues are deferred and recorded as an asset in the Company’s financial statements. Conversely, cumulative marketing and reservation system revenues not expended are recorded as a liability in the financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements or utilized to reimburse the Company for prior year advances.
Under the terms of these agreements, the Company has the contractually enforceable right to assess and collect from its current franchisees, fees sufficient to pay for the marketing and reservation services the Company has procured for the benefit of the franchise system, including fees to reimburse the Company for past services rendered. The Company has the contractual authority to require that the franchisees in the system at any given point repay any deficits related to marketing and reservation activities. The Company’s current franchisees are contractually obligated to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue and whether or not they joined the system following the deficit's occurrence.
At December 31, 2013 and 2012, the Company had incurred marketing and reservation system expenses in excess of cumulative marketing and reservation system fees earned of $19.1 million and $42.2 million, respectively. Depreciation and amortization expense attributable to marketing and reservation activities for the years ended December 31, 2013, 2012 and 2011 was $16.0 million, $14.5 million and $13.3 million, respectively. Interest expense attributable to reservation activities was $3.7 million, $4.0 million and $4.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

8. Other Assets
Other assets consist of the following at:

	December 31,
	2013	2012
	(In thousands)
Notes receivable (See Note 3)	$31,872	$35,103
Equity method investments	32,257	27,453
Deferred financing fees	8,954	11,174
Land	10,097	1,300
Other assets	856	983
Total	$84,036	$76,013
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

Equity Method Investments - Variable Interest Entities

Equity method investments include $28.9 million and $24.3 million of investments in joint ventures at December 31, 2013 and 2012, respectively, that the Company has determined to be variable interest entities. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Suites hotels in strategic markets. Based on an analysis of who has the power to direct the activities that most significantly impact these entities performance and who has an obligation to absorb losses of these entities or a right to receive benefits from these entities that could potentially be significant to the entity, the Company has determined that it is not the primary beneficiary of any of its joint venture investments. The Company based its quantitative analysis on the forecasted cash flows of the entity and its qualitative analysis on a review of the design of the entity, its organizational structure including decision-making ability and the relevant development, operating management and financial agreements. As a result, the Company's investment in these entities is accounted for under the equity method. For the year ended December 31, 2013 and 2012, the Company recognized $8 thousand and $0.1 million of net income from the investment in these entities.

Equity Method Investment - Choice Hotels Canada
The Company conducts operations in Canada for all brands except Cambria Suites, Mainstay Suites and Suburban Extended Stay Hotel through Choice Hotels Canada, Inc. ("CHC"), a joint venture in which the Company has a 50% interest. During 2013, 2012 and 2011, the Company recorded equity method income related to this investment in the accompanying consolidated statements of income totaling $1.6 million, $1.5 million, and $1.5 million respectively, based on CHC’s results for the twelve months ended November 30, 2013, 2012 and 2011. The Company received dividends from CHC of $1.4 million, $1.3 million and $1.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. During 2013, 2012 and 2011, the Company recognized in the accompanying consolidated statements of income, revenues of $14.7 million, $14.4 million and $13.7 million, respectively, including royalty, marketing and reservation system fees and other revenues from CHC.

9.	Accrued Expenses
Accrued expenses consist of the following:

	December 31,
	2013	2012
	(In thousands)
Accrued compensation and benefits	$24,461	$32,236
Accrued interest	16,410	16,695
Dividends payable	10,785	—
Termination benefits (see Note 25)	582	3,099
Other liabilities and contingencies	4,387	3,522
Total	$56,625	$55,552

10.	Deferred Revenue
Deferred revenue consists of the following:

	December 31,
	2013	2012
	(In thousands)
Loyalty programs	$53,875	$64,636
Initial, relicensing and franchise fees	5,354	4,994
Procurement services fees	1,504	1,225
Other	455	299
Total	$61,188	$71,154

11.	Other Non-Current Liabilities
Other non-current liabilities consist of the following at:

	December 31,
	2013	2012
	(In thousands)
Deferred rental expenses	$16,337	$7,622
Uncertain tax positions	5,627	6,718
Deferred revenue	1,633	1,411
Other liabilities	211	239
Total	$23,808	$15,990
Uncertain tax positions have been recorded for potential exposures involving tax positions that could be challenged by taxing authorities.

12.	Debt
Debt consists of the following at:

	December 31,
	2013	2012
	(In thousands)
$400 million senior unsecured notes with an effective interest rate of 5.94% at December 31, 2013 and 2012	$400,000	$400,000
$250 million senior unsecured notes with an effective interest rate of 6.19%, less a discount of $0.4 million and $0.5 million at December 31, 2013 and 2012, respectively	249,572	249,508
$350 million senior secured credit facility with an effective interest rate of 2.17% and 2.66% at December 31, 2013 and 2012, respectively	138,750	203,250
Economic development loans with an effective rate interest rate of 3.00% at December 31, 2013	3,360	—
Capital lease obligations due 2016 with an effective interest rate of 3.18% at December 31, 2013 and 2012	1,848	2,519
Other notes payable	29	68
Total debt	$793,559	$855,345
Less current portion	10,088	8,195
Total long-term debt	$783,471	$847,150

Scheduled principal maturities of debt as of December 31, 2013 were as follows:

Year Ending	Senior Notes	Capital Lease	Revolving Credit Facilities	Other Notes Payable	Total
	(In thousands)
2014	$—	$1,017	$9,375	$11	$10,403
2015	—	1,017	11,250	12	12,279
2016	—	594	118,125	6	118,725
2017	—	—	—	—	—
2018	—	—	—	—	—
Thereafter	649,572	—	—	3,360	652,932
Total payments	649,572	2,628	138,750	3,389	794,339
Less: Amount representing estimated executory costs	—	(701)	—	—	(701)
Less: Amounts representing interest	—	(79)	—	—	(79)
Net principal payments	$649,572	$1,848	$138,750	$3,389	$793,559
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
The New Credit Facility is secured by first priority pledges of (i) 100% of the ownership interests in certain domestic subsidiaries owned by the Company and the guarantors, (ii) 65% of the ownership interests in (a) the top-tier foreign holding company of Choice's foreign subsidiaries and (b) the domestic subsidiary that owns the top-tier foreign holding company of Choice's foreign subsidiaries and (iii) all presently existing and future domestic franchise agreements (the “Franchise Agreements”) between the Company and individual franchisees, but only to the extent that the Franchise Agreements may be pledged without violating any law of the relevant jurisdiction or conflicting with any existing contractual obligation of the Company or the applicable franchisee. At the time that the maximum total leverage ratio is required to be no greater than 4.0 to 1.00 (beginning of year 4 of the New Credit Facility), the security interest in the Franchise Agreements will be released.
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
The New Credit Facility also imposes financial maintenance covenants (as defined in the loan agreements) requiring the Company to maintain:

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
At December 31, 2013, the Company maintained a total leverage ratio of 3.33x, a maximum secured leverage ratio of 0.59x and a minimum fixed charge ratio of approximately 5.56x.
The New Credit Facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the New Credit Facility to be immediately due and payable. At December 31, 2013, the Company was in compliance with all covenants under the New Credit Facility.
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
At December 31, 2013, the Company had $138.8 million outstanding under the Term Loan and no amounts outstanding under the New Revolver. At December 31, 2012, the Company had $146.3 million outstanding under the Term Loan and $57.0 million under the New Revolver.
In connection with entering into the New Credit Facility, the Company's $300 million senior unsecured revolving credit agreement, dated as of February 24, 2011, among the Company, Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders (the “Old Credit Facility”), was terminated and replaced by the New Credit Facility. The Old Credit Facility permitted the Company to borrow, repay and re-borrow revolving loans until the scheduled maturity date of February 24, 2016. Upon refinancing, the Company had unamortized deferred financing fees totaling $1.7 million pertaining to the Old Credit Facility. Based on an analysis of the lenders participating in both the Old and New Credit Facilities, the Company recorded a loss on extinguishment of debt of approximately $0.5 million during the year ended December 31, 2012. The remaining unamortized deferred fees related to the Old Credit Facility will be amortized, on a straight-line basis through the maturity of the New Credit Facility.
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

Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarter relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At December 31, 2013, the Company had been advanced approximately $3.4 million pursuant to these agreements and expects to receive the remaining $1.1 million over the next several years, subject to annual appropriations by the governmental entities. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration of the Company's ten year corporate headquarter lease in 2023 will be forgiven in full. The advances will be included in long-term debt in Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all current performance conditions as of December 31, 2013.

13.	Pension Plan
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
The following is a reconciliation of the changes in the projected benefit obligation for the year ended December 31, 2012:

December 31, 2012
(In thousands)
Projected benefit obligation, beginning of year	$11,896
Interest cost	526
Actuarial loss (gain)	(85)
Benefit payments	(414)
Settlement payments	(11,923)
Projected benefit obligation, end of year	$—
For the years ended December 31, 2012 and 2011, the Company recorded $2.8 million and $0.5 million, respectively for the expenses related to the SERP which are included in SG&A and marketing and reservation expense in the accompanying consolidated statements of income.

The following table presents the components of net periodic benefit costs for the years ended December 31, 2012 and 2011. No periodic benefit costs were incurred during the year ended December 31, 2013 due to the 2012 settlement of the SERP:

	Year Ended December 31,
	2012	2011
	(In thousands)
Components of net periodic benefit cost:
Interest cost	$526	$541
Amortization of actuarial loss	128	—
	654	541
Settlement loss, net	2,162	—
Net periodic benefit cost	$2,816	$541
Weighted average assumption:
Discount rate	4.50%	5.50%
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

14.	Non-Qualified Retirement, Savings and Investment Plans
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
In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan ("EDCP") which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust. Prior to January 1, 2010, participants could elect an investment return of either the annual yield of the Moody’s Average Corporate Bond Rate Yield Index plus 300 basis points, or a return based on a selection of available diversified investment options. Effective January 1, 2010, the Moody’s Average Corporate Bond Rate Yield Index plus 300 basis points is no longer an investment option for salary deferrals made on compensation earned after December 31, 2009. The Company recorded current and long-term deferred compensation liabilities of $11.3 million and $11.7 million at December 31, 2013 and 2012, respectively, related to these deferrals and credited investment returns. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. Compensation expense recorded in SG&A for the years ended December 31, 2013, 2012 and 2011 were $0.9 million, $0.8 million and $0.8 million, respectively.
The Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that partially offset the earnings credited to the participants. The diversified investments held in the trusts totaled $4.1 million and $6.0 million as of December 31, 2013 and 2012, respectively, and are recorded at their fair value, based on quoted market prices. At December 31, 2013, the Company expects $0.4 million of the assets held in the trust to be distributed during the year ended December 31, 2014 to participants. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment gains (losses) during the years ended December 31, 2013, 2012 and 2011 of $0.3 million, $1.2 million, and $(0.1) million, respectively. In addition, the EDCP Plan held shares of the Company's common stock with a market value of $0.2 million and $0.1 million at December 31, 2013 and 2012, respectively which were recorded as a component of shareholders' deficit.
In 1997, the Company adopted the Choice Hotels International, Inc. Non-Qualified Retirement Savings and Investment Plan ("Non-Qualified Plan"). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. As of December 31, 2013 and 2012, the Company had recorded a deferred compensation liability of $13.7 million and $11.2 million, respectively related to these deferrals. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. The net increase (decrease) in compensation expense recorded in SG&A for the years ended December 31, 2013, 2012 and 2011 were $1.7 million, $0.7 million and $(0.5) million, respectively.
The diversified investments held in the trusts were $12.3 million and $10.2 million as of December 31, 2013 and 2012, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets are included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment gains (losses) during the years ended December 31, 2013, 2012 and 2011 of $1.3 million, $0.8 million and $(0.5) million, respectively. In addition, the Non-Qualified Plan held shares of the Company’s common stock with a market value of $1.4 million and $1.0 million at December 31, 2013 and 2012, respectively.

15.	Fair Value Measurements
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
The Company's policy is to recognize transfers in and transfers out of the three levels of the fair value hierarchy as of the end of each quarterly reporting period. There were no transfers between Level 1, 2 and 3 assets during the year ended December 31, 2013. During the year ended December 31, 2012, the Company sold approximately $11.8 million of mutual funds (Level 1 assets) held in the employee benefit plan trusts. Approximately $8.4 million of these assets were distributed from the irrevocable trust with the remaining $3.4 million transferred to the money market funds (Level 2 assets).

As of December 31, 2013 and 2012, the Company had the following assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets (in thousands)
December 31, 2013
Money market funds, included in cash and cash equivalents	$50,001	$—	$50,001	$—
Mutual funds(1)	14,564	14,564	—	—
Money market funds(1)	1,786	—	1,786	—
	$66,351	$14,564	$51,787	$—
December 31, 2012
Money market funds, included in cash and cash equivalents	$20,001	$—	$20,001	$—
Mutual funds(1)	11,884	11,884	—	—
Money market funds(1)	4,357	—	4,357	—
	$36,242	$11,884	$24,358	$—
____________________________

(1)	Included in Investments, employee benefit plans at fair value on consolidated balance sheets.
Other Financial Instruments
The Company believes that the fair values of its current assets and current liabilities approximate their reported carrying amounts due to the short-term nature of these items. In addition, the interest rates of the Company’s New Credit Facility adjust frequently based on current market rates; accordingly its carrying amount approximates fair value.
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
The fair value of the Company's $250 million and $400 million senior notes are classified as Level 2 as the significant inputs are observable in an active market. At December 31, 2013 and 2012, the $250 million senior notes had an approximate fair value of $261.3 million and $271.6 million, respectively. At December 31, 2013 and 2012, the $400 million senior notes had an approximate fair value of $416.0 million and $442.0 million, respectively.
Fair values estimated are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be possible and may not be a prudent management decision.

16.	401(k) Retirement Plan
The Company sponsors a 401(k) retirement plan for all eligible employees. For the years ended December 31, 2013, 2012 and 2011, the Company recorded compensation expense of $3.7 million, $3.7 million and $3.6 million, respectively, representing matching contributions for plan participants. In accordance with the safe harbor matching provisions of the plan, the Company matches plan participant contributions in cash as bi-weekly deductions are made.

17.	Income Taxes
Total pretax income, classified by source of income, was as follows:

	Years ended December 31,
	2013	2012	2011
	(In thousands)
U.S.	$120,773	$131,449	$138,102
Outside the U.S.	36,145	37,719	19,955
Total pretax income	$156,918	$169,168	$158,057

The provision for income taxes, classified by the timing and location of payment, was as follows:

	Years ended December 31,
	2013	2012	2011
	(in thousands)
Current tax expense
Federal	$47,124	$41,010	$40,642
State	4,902	4,713	2,629
Foreign	1,914	2,345	1,712
Deferred tax (benefit) expense
Federal	(8,683)	366	2,151
State	(710)	75	544
Foreign	(230)	(28)	(17)
Income taxes	$44,317	$48,481	$47,661

Net deferred tax assets consisted of:

	December 31,
	2013	2012
	(In thousands)
Property, equipment and intangible assets	$(9,500)	$(8,553)
Accrued compensation	15,696	14,693
Accrued expenses	17,991	9,711
Foreign operations	644	186
Valuation allowance on foreign deferred tax assets	(227)	—
Foreign net operating losses	1,419	1,259
Valuation allowance on foreign net operating losses	(1,419)	(1,259)
Capital loss carryovers	241	484
Deferred tax asset on unrecognized tax positions	1,736	2,226
Other	921	807
Net deferred tax assets	$27,502	$19,554

As of December 31, 2013, the Company had foreign net operating loss carryforwards of approximately $4.3 million before applying tax rates for the respective jurisdictions.  These foreign net operating loss carryforwards have an indefinite life, subject to a full valuation allowance.  In addition, the Company has recorded a valuation allowance on approximately $0.7 million of foreign deferred tax assets before applying the tax rate of the respective jurisdiction.
Balance sheet presentation:

	December 31,
	2013	2012
	(In thousands)
Current deferred tax assets	$7,220	$4,136
Non-current net deferred tax assets	20,282	15,418
Net deferred tax assets	$27,502	$19,554

The statutory United States federal income tax rate reconciles to the effective income tax rates as follows:

	Years ended December 31,
	2013	2012	2011
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.6%	1.5%	1.7%
Benefits and taxes related to foreign operations	(7.0)%	(8.7)%	(3.4)%
Unrecognized tax positions	(0.3)%	0.1%	(0.8)%
Adjustment to current and deferred taxes, prior years	(0.6)%	—%	(0.9)%
Other	(0.5)%	0.8%	(1.5)%
Effective income tax rates	28.2%	28.7%	30.1%

In 2013 and 2012, the effective income tax rates were 28.2% and 28.7%, respectively. The effective income tax rate for the year ended December 31, 2013 was lower than the United States federal statutory rate of 35% primarily due to the recurring impact of foreign operations, partially offset by state income taxes, and reflects adjustments to our federal accruals. Additionally, the effective income tax rate was further reduced by the settlement of unrecognized tax positions and legislation retroactively extending the U.S. controlled foreign corporation look-through rules. The effective income tax rate for the period ended December 31, 2012 was lower than the United States federal statutory rate of 35% primarily due to the recurring impact of foreign operations, partially offset by state income taxes. Additionally, the 2012 effective income tax rate includes a $4.5 million benefit related to a change in estimate of the benefit from foreign operations.
As of December 31, 2013 and 2012, the Company’s gross unrecognized tax benefits totaled $4.0 million and $4.4 million, respectively. It is expected that $4.0 million of the total as of December 31, 2013 would favorably affect the effective tax rate if resolved in the Company’s favor. The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

	2013	2012	2011
	(In thousands)
Balance, January 1	$4,415	$4,570	$6,017
Changes for tax positions of prior years	503	410	173
Increases for tax positions related to the current year	1,164	—	2,062
Settlements and lapsing of statutes of limitations	(2,035)	(565)	(3,682)
Balance, December 31	$4,047	$4,415	$4,570
It is reasonably possible that the Company’s unrecognized tax benefits could decrease within the next 12 months by as much as $3.5 million due to settlements and the expiration of applicable statutes of limitations.
The Internal Revenue Service is currently conducting an examination of the Company's United States federal income tax returns for tax years 2009, 2010, and 2011, as well as a limited examination of the 2007 federal income tax return as amended. As of December 31, 2013, the Company has not been advised of any material adjustments.

The practice of the Company is to recognize interest and penalties related to income tax matters in the provision for income taxes. The Company did not incur any material interest or penalties for 2013 and 2012. The Company had $1.6 million and $2.3 million of accrued interest and penalties at December 31, 2013 and 2012, respectively.

The Company has not provided deferred United States income taxes on approximately $169.0 million of accumulated and undistributed earnings of its foreign subsidiaries.  The Company's intent is for such earnings to be permanently reinvested in operations outside the United States.  Determination of the deferred United States income tax liability on these earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

18.	Share-Based Compensation and Capital Stock
Dividends
The Company currently maintains the payment of a quarterly dividend on its common shares outstanding, however, the declaration of future dividends are subject to the discretion of our board of directors. During the year ended December 31, 2013 and 2012, the Company's board of directors declared quarterly cash dividends at an annual rate of $0.74 per share totaling $43.2 million and $42.7 million, respectively.
In addition, during the year ended December 31, 2013, the Company paid previously declared but unrecorded dividends totaling $0.5 million that were contingent upon the vesting of performance vested restricted units. No dividends on performance vested restricted units were paid during the year ended December 31, 2012.
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
The Company has stock compensation plans pursuant to which it is authorized to grant stock-based awards of up to 7.6 million shares of the Company’s common stock, of which 3.5 million shares remain available for grant as of December 31, 2013. The Company’s policy allows the issuance of new or treasury shares to satisfy stock-based awards. Restricted stock, stock options, stock appreciation rights and performance share awards may be granted to officers, key employees and non-employee directors with contractual terms set by the Compensation and Management Development Committee of the Board of Directors.

Stock Options
The Company granted approximately 0.2 million, 0.2 million and 0.2 million options to certain employees of the Company at a fair value of approximately $1.7 million, $1.6 million and $2.1 million during the years ended December 31, 2013, 2012 and 2011, respectively. The stock options granted by the Company had an exercise price equal to the market price of the Company’s common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2013	2012	2011
Risk-free interest rate	0.73%	0.78%	2.10%
Expected volatility	38.14%	40.15%	39.51%
Expected life of stock option	4.5 years	4.4 years	4.4 years
Dividend yield	2.01%	2.08%	1.79%
Requisite service period	4 years	4 years	4 years
Contractual life	7 years	7 years	7 years
Weighted average fair value of options granted (per option)	$9.89	$9.98	$12.42
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
The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2013 was $37.7 million and $28.9 million respectively. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $5.2 million, $2.8 million and $2.8 million, respectively.
The Company received $8.9 million, $7.1 million, and $3.8 million in proceeds from the exercise of 0.3 million, 0.3 million and 0.2 million employee stock options during the years ended December 31, 2013, 2012 and 2011, respectively.

The following table summarizes information about stock options outstanding at December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2013	Weighted Average Exercise Price
$ 0.00 to $24.37	388,868	2.1 years	$20.57	388,868	$20.57
$24.38 to $29.25	936,613	2.7 years	$26.12	710,982	$26.05
$29.26 to $34.12	163,058	4.1 years	$31.31	81,524	$31.31
$34.13 to $39.00	173,413	6.1 years	$36.76	—	$—
	1,661,952	3.0 years	$26.44	1,181,374	$24.61

Special Dividend Adjustment
The Company's long-term incentive plans ("the Plans") contain provisions which require the automatic adjustment of outstanding share-based awards in the event that the Company makes any changes to its capital structure, such as special dividends, stock splits or spin-offs, if such changes result in the dilution or enlargement of the benefits or potential benefits intended upon the grant of the award. The Company's board of directors concluded that the Special Cash Dividend paid on
August 23, 2012 would result in the dilution of the value of the Company's outstanding stock options. Therefore, in accordance with the anti-dilution provision of the Plans, the Company's outstanding stock options were automatically adjusted to maintain their pre-dividend value. The Company elected to maintain the pre-dividend value of the outstanding options by adjusting both the exercise price and the number of stock options outstanding as of the ex-dividend date of the Special Dividend so that the aggregate difference between the market price and exercise price multiplied by the number of shares issuable upon exercise was substantially the same immediately before and after the payment of the Special Cash Dividend. As a result of this adjustment, an additional 0.5 million stock options were awarded during the year ended December 31, 2012 and the exercise price of the outstanding options were reduced by approximately 24%. This adjustment did not result in additional stock-based compensation expense as the fair value of the options immediately before and after the payment of the Special
Cash Dividend was substantially equal.

Restricted Stock
The following table is a summary of activity related to restricted stock grants for the year ended December 31:

	2013	2012	2011
Restricted shares granted	225,240	266,159	247,298
Weighted average grant date fair value per share	$37.74	$35.76	$38.84
Aggregate grant date fair value ($000)	$8,500	$9,517	$9,604
Restricted shares forfeited	40,552	26,824	68,580
Vesting service period of shares granted	12 - 48 months	12 - 68 months	12 - 48 months
Grant date fair value of shares vested ($000)	$8,569	$6,696	$6,662
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
Performance Vested Restricted Stock Units
The Company has granted performance vested restricted stock units (“PVRSU”) to certain employees. The fair value is measured by the market price of the Company’s common stock on the date of grant. The vesting of these stock awards is contingent upon the Company achieving performance targets at the end of specified performance periods and the employees’ continued employment. The performance conditions affect the number of shares that will ultimately vest. The range of possible stock-based awards vesting is generally between 0% and 200% of the initial target. If minimum performance targets are not attained then no awards will vest under the terms of the various PVRSU agreements. Compensation expense related to these awards is recognized over the requisite period based on the Company's estimate of the achievement of the various performance targets. The Company has currently estimated that between 71% and 150% of the various award targets will be achieved. Compensation expense is recognized ratably over the requisite service period only on those PVRSUs that ultimately vest.
The following table is a summary of activity related to PVRSU grants during the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Performance vested restricted stock units granted at target	80,184	117,523	25,036
Weighted average grant date fair value per share	$39.48	$35.27	$41.25
Aggregate grant date fair value ($000)	$3,165	$4,145	$1,033
Stock units forfeited	3,334	57,176	43,179
Requisite service period	22-38 months	24-60 months	3 years
During the year ended December 31, 2013 a total of 39,816 PVRSU grants vested at a fair value of $1.5 million. These PVRSU grants were initially granted at a target of 30,624 units. However, since the Company exceeded targeted performance conditions contained in the stock awards granted in prior periods by 130%, an additional 9,192 shares were earned and issued. During the years ended December 31, 2012 and 2011, no PVRSU grants vested.
During the year ended December 31, 2013, PVRSU grants totaling 3,334 units were forfeited due to termination of employment. During the year ended December 31, 2012, PVRSU grants totaling 57,176 units were terminated in accordance with an amended and restated employment agreement for an executive officer. During the year ended December 31, 2011,

PVRSU grants totaling 39,070 units were forfeited since the Company did not achieve the minimum performance conditions contained in the stock awards and 4,109 were terminated related to employee terminations.
A summary of stock-based award activity as of December 31, 2013, 2012 and 2011 and the changes during the years are presented below:

	2013
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	1,934,034	$25.80		606,547	$35.17	170,116	$35.56
Granted	173,413	$36.76		225,240	$37.74	80,184	$39.48
Performance-Based Leveraging*	—	—		—	$—	9,192	$32.60
Exercised/Vested	(347,180)	$25.54		(227,890)	$33.94	(39,816)	$32.60
Expired	(75,473)	$36.99		—	$—	—	$—
Forfeited	(22,842)	$28.94		(40,552)	$35.85	(3,334)	$41.25
Outstanding at December 31, 2013	1,661,952	$26.44	3.0 years	563,345	$36.64	216,342	$37.34
Options exercisable at December 31, 2013	1,181,374	$24.61	2.2 years
_________________
* PVRSU units outstanding have been increased by 9,192 units due to the Company exceeding the targeted performance conditions contained in PVRSU's granted in prior periods during the year ended December 31, 2013.

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
The components of the Company’s pretax stock-based compensation expense and associated income tax benefits are as follows for the years ended December 31:

(in millions)	2013	2012	2011
Stock options	$1.8	$2.1	$2.8
Restricted stock	7.5	7.5	7.7
Performance vested restricted stock units	2.2	1.7	0.7
Total	$11.5	$11.3	$11.2
Income tax benefits	$4.2	$4.1	$4.1

During all years presented, the Company revised its estimate of the projected achievement of various performance conditions that affect the number of PVRSUs that will ultimately vest. As a result, previously recognized stock-based compensation costs related to these PVRSUs has been decreased by $0.3 million for the year ended December 31, 2013 and increased by $0.5 million and $0.1 million during the years ended December 31, 2012 and 2011, respectively.
In conjunction with the termination of certain Company officers, stock option and restricted stock compensation expense for the year ended December 31, 2011 includes an additional $0.2 million and $0.5 million, respectively of expense related to the acceleration of award vesting conditions.
The total unrecognized compensation costs related to stock-based awards that have not yet vested and the related weighted average amortization period over which the costs are to be recognized as of December 31, 2013 are as follows:

	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Amortization Period
	(In millions)
Stock options	$2.5	2.4 years
Restricted stock	12.9	2.4 years
Performance vested restricted stock units	4.6	2.4 years
Total	$20.0
Share Repurchases and Redemptions
The Company announced a stock repurchase program on June 25, 1998 to return excess capital to its shareholders. Treasury stock activity is recorded at cost in the accompanying consolidated financial statements. There were no share repurchases during the year ended December 31, 2013. During the year ended December 31, 2012, the Company repurchased 0.5 million shares of its common stock under the repurchase program at a total cost of $19.9 million. Through December 31,

2013, the Company repurchased 45.3 million shares of its common stock (including 33.0 million prior to the two-for-one stock split effected in October 2005) under the share repurchase program at a total cost of $1.1 billion.
During 2013, the Company redeemed 103,880 shares of common stock at a total cost of $4.0 million from employees to satisfy the option price and minimum tax-withholding requirements related to the exercising of options and vesting of performance vested restricted stock units and restricted stock grants. During 2012, the Company redeemed 75,105 shares of common stock at a total cost of $2.7 million from employees to satisfy option costs and statutory minimum tax-withholding requirements from the exercising of options and the vesting of restricted stock grants. These redemptions were outside the share repurchase program initiated in June 1998.

19.	Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss is as follows:

	December 31,
	2013	2012	2011
	(In thousands)
Foreign currency translation adjustments	$(472)	$2,391	$2,155
Deferred loss on cash flow hedge	(5,745)	(6,607)	(7,469)
Changes in pension benefit obligation recognized in other comprehensive income (loss)	—	—	(1,487)
Total accumulated other comprehensive loss	$(6,217)	$(4,216)	$(6,801)

Cash Flow Hedge
In July 2010, the Company entered into an interest rate swap agreement to protect itself from an increase in the market interest rate on $250 million of 10-year, fixed rate debt with the coupon to be set at market interest rates. The interest rate swap agreement was designated as a cash flow hedge under the guidance for derivatives and hedging. In August 2010, upon issuance of the related fixed-rate debt, the Company terminated and settled the interest rate swap agreement for a cash payment of $8.7 million. The Company recorded the effective portion of this deferred loss as a component of accumulated other comprehensive income (loss). The ineffective portion was recognized immediately as a component of earnings under interest expense in the Company’s consolidated statements of income. The effective portion of the deferred loss is being amortized over the term of the related debt as interest expense in the Company’s consolidated statements of income.

The following represents the changes in accumulated other comprehensive loss, net of tax by component for the year ended December 31, 2013:

	Loss on Cash Flow Hedge	Foreign Currency Items	Total
	(In thousands)
Balance, December 31, 2012	$(6,607)	$2,391	$(4,216)
Other comprehensive income (loss) before reclassification	—	(2,863)	(2,863)
Amounts reclassified from accumulated other comprehensive income (loss)	862	—	862
Net current period other comprehensive income (loss)	862	(2,863)	(2,001)
Balance, December 31, 2013	$(5,745)	$(472)	$(6,217)

The amounts reclassified from other accumulated other comprehensive income (loss) during the year ended December 31, 2013 were reclassified to the following line items in the Company's Consolidated Statements of Income.

Component	Amount Reclassified from Accumulated Other Comprehensive Income(Loss)	Affected Line Item in the Consolidated Statement of Income
(In thousands)
Loss on cash flow hedge
Interest rate contract	$862	Interest expense
	—	Tax (expense) benefit
	$862	Net of tax

20.	Earnings Per Share
The computation of basic and diluted earnings per common share is as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Computation of Basic Earnings Per Share:
Net income	$112,601	$120,687	$110,396
Income allocated to participating securities	(1,116)	(1,272)	(1,099)
Net income available to common shareholders	$111,485	$119,415	$109,297
Weighted average common shares outstanding—basic	57,925	57,467	58,862
Basic earnings per share	$1.92	$2.08	$1.86
Computation of Diluted Earnings Per Share:
Net income	$112,601	$120,687	$110,396
Income allocated to participating securities	(1,111)	(1,289)	(1,098)
Net income available to common shareholders	$111,490	$119,398	$109,298
Weighted average common shares outstanding—basic	57,925	57,467	58,862
Diluted effect of stock options and PVRSUs	410	186	72
Weighted average shares outstanding-diluted	58,335	57,653	58,934
Diluted earnings per share	$1.91	$2.07	$1.85
The Company’s unvested restricted shares contain rights to receive non-forfeitable dividends and thus are participating securities requiring the two-class method of computing earnings per share ("EPS"). The calculation of EPS for common stock shown above excludes the income attributable to the unvested restricted share awards from the numerator and excludes the dilutive impact of those awards from the denominator.
At December 31, 2013, 2012, and 2011, the Company had 1.7 million, 1.9 million and 1.6 million outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the period, unless the stock options would be anti-dilutive. For the year ended December 31, 2013, no anti-dilutive stock options were excluded from the diluted earnings per share calculation. For the years ended December 31, 2012 and 2011, the Company excluded 0.3 million and 0.7 million of anti-dilutive stock options from the diluted earnings per share calculation, respectively.
PVRSUs are also included in the diluted earnings per share calculation assuming the performance conditions have been met at the reporting date. However, at December 31, 2013, 2012, and 2011, PVRSUs totaling 197,707, 139,492 and 109,769 respectively, were excluded from the computation since the performance conditions had not been met at the reporting date.

21.	Operating Leases

The Company enters into operating leases primarily for office space, office equipment and transportation vehicles. Minimum rents as defined in the Company’s lease agreements including rent escalations, rent holidays and rental concessions are recognized on the straight-line basis over the non-cancellable lease term. Payments made to or on behalf of the Company for leasehold improvement incentives are considered reductions in rental expense and are amortized on a straight-line basis over the non-cancellable lease term. Rental expense under non-cancellable operating leases was approximately $12.6 million, $9.2 million and $8.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company received sublease rental income related to real estate leased to third-parties totaling $0.3 million during the each of the years ended December 31, 2013, 2012 and 2011.
Future minimum lease payments are as follows:

	2014	2015	2016	2017	2018	Thereafter	Total
	(In thousands)
Minimum lease payments	$11,775	$11,746	$11,681	$10,890	$10,011	$35,971	$92,074
Minimum sublease rentals	(150)	—	—	—	—	—	(150)
	$11,625	$11,746	$11,681	$10,890	$10,011	$35,971	$91,924

22. Condensed Consolidating Financial Statements
The Company’s Senior Notes due 2020 and 2022 are guaranteed jointly, severally, fully and unconditionally, subject to certain customary limitations, by eight wholly owned domestic subsidiaries. There are no legal or regulatory restrictions on the payment of dividends to Choice Hotels International, Inc. from subsidiaries that do not guarantee the Senior Notes. As a result of the guarantee arrangements, the following condensed consolidating financial statements are presented. Investments in subsidiaries are accounted for under the equity method of accounting.

As described in Note 1 to the Company's Consolidated Financial Statements, the condensed consolidating statements of cash flows for the years ended December 31, 2012 and 2011 have been revised from prior filings to reflect the reclassification of certain operating and investing cash flows related to the misapplication of GAAP to the presentation of cash flows from the Company's forgivable notes receivable. The following tables present the effect of the correction on select line items included in the Parent and Guarantor's Condensed Consolidating Statement of Cash Flows for the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012
	Parent			Guarantor
	(In thousands)
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Net cash provided by operating activities	$90,690	$(2)	$90,688	$29,087	$(10,896)	$18,191
Investing Activities:
Issuance of mezzanine and other notes receivable	(23,737)	1	(23,736)	(11,188)	11,188	—
Collections of mezzanine and other notes receivable	3,269	1	3,270	292	(292)	—
Net cash used in investing activities	(28,305)	2	(28,303)	(29,756)	10,896	(18,860)

	Year Ended December 31, 2011
	Parent			Guarantor
	(In thousands)
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Net cash provided by operating activities	$120,964	$(114)	$120,850	$(7,122)	$(3,361)	$(10,483)
Investing Activities:
Issuance of mezzanine and other notes receivable	(9,341)	114	(9,227)	(3,425)	3,425	—
Collections of mezzanine and other notes receivable	4,690	—	4,690	64	(64)	—
Net cash used in investing activities	(6,406)	114	(6,292)	(12,019)	3,361	(8,658)

The Company assessed the materiality of the revisions noted above and concluded that they are not material to any of its previously issued annual or interim condensed consolidating financial statements.

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Year Ended December 31, 2013
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$242,706	$112,215	$43,950	$(131,642)	$267,229
Initial franchise and relicensing fees	17,432	—	1,254	—	18,686
Procurement services	19,864	—	804	—	20,668
Marketing and reservation	358,133	350,006	19,247	(324,287)	403,099
Other items, net	8,834	4,774	1,017	—	14,625
Total revenues	646,969	466,995	66,272	(455,929)	724,307
OPERATING EXPENSES:
Selling, general and administrative	128,947	102,773	13,489	(131,642)	113,567
Marketing and reservation	373,477	336,371	17,538	(324,287)	403,099
Other items, net	3,100	9,178	869	—	13,147
Total operating expenses	505,524	448,322	31,896	(455,929)	529,813
Operating income	141,445	18,673	34,376	—	194,494
OTHER INCOME AND EXPENSES, NET:
Interest expense	42,418	113	6	—	42,537
Equity in earnings of consolidated subsidiaries	(46,515)	—	—	46,515	—
Other items, net	(2,406)	(1,532)	(1,023)	—	(4,961)
Total other income and expenses, net	(6,503)	(1,419)	(1,017)	46,515	37,576
Income before income taxes	147,948	20,092	35,393	(46,515)	156,918
Income taxes	35,347	7,566	1,404	—	44,317
Net income	$112,601	$12,526	$33,989	$(46,515)	$112,601

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

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Year Ended December 31, 2013
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net income	$112,601	$12,526	$33,989	$(46,515)	$112,601
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	862	—	—	—	862
Foreign currency translation adjustment	(2,863)	—	(2,863)	2,863	(2,863)
Other comprehensive income (loss), net of tax	(2,001)	—	(2,863)	2,863	(2,001)
Comprehensive income	$110,600	$12,526	$31,126	$(43,652)	$110,600

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Year Ended December 31, 2012
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net income	$120,687	$8,582	$47,252	$(55,834)	$120,687
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	862	—	—	—	862
Foreign currency translation adjustment	237	5	224	(229)	237
Amortization of pension related costs, net of tax:
Actuarial loss	80	80	—	(80)	80
Settlement of pension plan	1,406	1,406	—	(1,406)	1,406
Other comprehensive income (loss), net of tax	2,585	1,491	224	(1,715)	2,585
Comprehensive income	$123,272	$10,073	$47,476	$(57,549)	$123,272

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Year Ended December 31, 2011
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$110,396	$14,362	$16,233	$(30,595)	$110,396
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	862	—	—	—	862
Foreign currency translation adjustment	615	248	(1,604)	1,356	615
Actuarial pension loss, net of tax	(1,086)	(1,086)	—	1,086	(1,086)
Other comprehensive income (loss), net of tax	391	(838)	(1,604)	2,442	391
Comprehensive income	$110,787	$13,524	$14,629	$(28,153)	$110,787

Choice Hotels International, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2013
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$9,785	$569	$157,441	$—	$167,795
Receivables	46,135	1,350	6,036	—	53,521
Other current assets	26,072	15,846	752	(5,340)	37,330
Total current assets	81,992	17,765	164,229	(5,340)	258,646
Property and equipment, at cost, net	11,087	54,203	802	—	66,092
Goodwill	60,620	5,193	—	—	65,813
Franchise rights and other identifiable intangibles, net	6,553	2,096	1,304	—	9,953
Investments, employee benefit plans, at fair value	—	15,950	—	—	15,950
Investment in affiliates	372,889	28,312	—	(401,201)	—
Advances to affiliates	14,175	189,833	10,919	(214,927)	—
Advances, marketing and reservation activities	19,127	—	—	—	19,127
Deferred income taxes	—	30,504	912	(11,134)	20,282
Other assets	22,212	30,342	31,482	—	84,036
Total assets	$588,655	$374,198	$209,648	$(632,602)	$539,899
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$6,276	$30,778	$4,609	$—	$41,663
Accrued expenses	28,215	26,503	1,907	—	56,625
Deferred revenue	7,065	53,414	709	—	61,188
Current portion of long-term debt	9,375	702	11	—	10,088
Deferred compensation & retirement plan obligations	—	2,492	—	—	2,492
Other current liabilities	—	7,401	221	(5,340)	2,282
Total current liabilities	50,931	121,290	7,457	(5,340)	174,338
Long-term debt	778,946	4,507	18	—	783,471
Deferred compensation & retirement plan obligations	—	22,520	7	—	22,527
Advances from affiliates	206,931	362	7,634	(214,927)	—
Other liabilities	16,092	18,216	634	(11,134)	23,808
Total liabilities	1,052,900	166,895	15,750	(231,401)	1,004,144
Total shareholders’ (deficit) equity	(464,245)	207,303	193,898	(401,201)	(464,245)
Total liabilities and shareholders’ deficit	$588,655	$374,198	$209,648	$(632,602)	$539,899

Choice Hotels International, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2012
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$8,420	$407	$125,350	$—	$134,177
Receivables	44,344	1,797	6,129	—	52,270
Other current assets	41,897	20,110	3,528	(18,512)	47,023
Total current assets	94,661	22,314	135,007	(18,512)	233,470
Property and equipment, at cost, net	11,307	39,298	1,046	—	51,651
Goodwill	60,620	5,193	—	—	65,813
Franchise rights and other identifiable intangibles, net	8,669	2,715	2,089	—	13,473
Investments, employee benefit plans, at fair value	—	12,755	—	—	12,755
Investment in affiliates	329,038	26,194	—	(355,232)	—
Advances to affiliates	14,252	206,770	13,479	(234,501)	—
Advances, marketing and reservation activities	42,179	—	—	—	42,179
Deferred income taxes	—	28,539	640	(13,761)	15,418
Other assets	32,085	18,925	25,003	—	76,013
Total assets	$592,811	$362,703	$177,264	$(622,006)	$510,772
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$5,930	$28,525	$4,259	$—	$38,714
Accrued expenses	18,582	34,576	2,394	—	55,552
Deferred revenue	17,239	53,081	834	—	71,154
Current portion of long-term debt	7,500	675	20	—	8,195
Deferred compensation & retirement plan obligations	—	2,522	—	—	2,522
Other current liabilities	—	17,722	790	(18,512)	—
Total current liabilities	49,251	137,101	8,297	(18,512)	176,137
Long-term debt	845,257	1,845	48	—	847,150
Deferred compensation & retirement plan obligations	—	20,390	9	—	20,399
Advances from affiliates	226,917	189	7,395	(234,501)	—
Other liabilities	20,290	9,216	245	(13,761)	15,990
Total liabilities	1,141,715	168,741	15,994	(266,774)	1,059,676
Total shareholders’ (deficit) equity	(548,904)	193,962	161,270	(355,232)	(548,904)
Total liabilities and shareholders’ deficit	$592,811	$362,703	$177,264	$(622,006)	$510,772

Choice Hotels International, Inc.
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2013
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$91,745	$25,336	$36,529	$(1,570)	$152,040
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(5,167)	(26,111)	(246)	—	(31,524)
Equity method investments	—	(2,401)	(3,284)	—	(5,685)
Issuance of mezzanine and other notes receivable	(1,095)	—	—	—	(1,095)
Collections of mezzanine and other notes receivable	9,748	—	—	—	9,748
Purchases of investments, employee benefit plans	—	(2,676)	—	—	(2,676)
Proceeds from sales of investments, employee benefit plans	—	4,168	—	—	4,168
Advances to and investments in affiliates	(1,000)	(2,284)	—	3,284	—
Other items, net	(485)	—	—	—	(485)
Net cash used in investing activities	2,001	(29,304)	(3,530)	3,284	(27,549)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments pursuant to revolving credit facilities	(57,000)	—	—	—	(57,000)
Principal payments on long-term debt	(7,500)	(671)	(33)	—	(8,204)
Proceeds from the issuance of long-term debt	—	3,360	—	—	3,360
Purchase of treasury stock	(3,965)	—	—	—	(3,965)
Excess tax benefits from stock-based compensation	19	1,441	—	—	1,460
Proceeds from exercise of stock options	8,864	—	—	—	8,864
Proceeds from contributions from affiliates	—	—	3,284	(3,284)	—
Dividends paid	(32,799)	—	(1,570)	1,570	(32,799)
Net cash provided from (used in) financing activities	(92,381)	4,130	1,681	(1,714)	(88,284)
Net change in cash and cash equivalents	1,365	162	34,680	—	36,207
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(2,589)	—	(2,589)
Cash and cash equivalents at beginning of period	8,420	407	125,350	—	134,177
Cash and cash equivalents at end of period	$9,785	$569	$157,441	$—	$167,795

Choice Hotels International, Inc.
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2012
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$90,688	$18,191	$41,243	$—	$150,122
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(7,404)	(7,800)	(239)	—	(15,443)
Equity method investments	—	—	(20,285)	—	(20,285)
Issuance of mezzanine and other notes receivable	(23,736)	—	—	—	(23,736)
Collections of mezzanine and other notes receivable	3,270	—	—	—	3,270
Purchases of investments, employee benefit plans	—	(1,697)	—	—	(1,697)
Proceeds from sales of investments, employee benefit plans	—	11,223	—	—	11,223
Advances to and investments in affiliates	—	(20,586)	—	20,586	—
Other items, net	(433)	—	—	—	(433)
Net cash used in investing activities	(28,303)	(18,860)	(20,524)	20,586	(47,101)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings pursuant to revolving credit facilities	57,000	—	—	—	57,000
Principal payments on long-term debt	(3,750)	(653)	(19)	—	(4,422)
Proceeds from the issuance of long-term debt	543,500	—	—	—	543,500
Purchase of treasury stock	(22,586)	—	—	—	(22,586)
Excess tax benefits from stock-based compensation	262	1,297	—	—	1,559
Debt issuance costs	(4,759)	—	—	—	(4,759)
Proceeds from exercise of stock options	7,090	—	—	—	7,090
Proceeds from contributions from affiliates	—	—	20,586	(20,586)	—
Dividends paid	(654,092)	—	—	—	(654,092)
Net cash provided from (used in) financing activities	(77,335)	644	20,567	(20,586)	(76,710)
Net change in cash and cash equivalents	(14,950)	(25)	41,286	—	26,311
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	809	—	809
Cash and cash equivalents at beginning of period	23,370	432	83,255	—	107,057
Cash and cash equivalents at end of period	$8,420	$407	$125,350	$—	$134,177

Choice Hotels International, Inc.
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2011
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$120,850	$(10,483)	$21,002	$—	$131,369
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(2,839)	(7,690)	(395)	—	(10,924)
Equity method investments	—	—	(5,000)	—	(5,000)
Issuance of mezzanine and other notes receivable	(9,227)	—	—	—	(9,227)
Collections of mezzanine and other notes receivable	4,690	—	—	—	4,690
Proceeds from sale of assets	1,654	—	—	—	1,654
Purchases of investments, employee benefit plans	—	(1,602)	—	—	(1,602)
Proceeds from sales of investments, employee benefit plans	—	644	—	—	644
Other items, net	(570)	(10)	16	—	(564)
Net cash used in investing activities	(6,292)	(8,658)	(5,379)	—	(20,329)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments pursuant to revolving credit facilities	(200)	—	—	—	(200)
Principal payments on long-term debt	—	(275)	(22)	—	(297)
Proceeds from the issuance of long-term debt	—	—	75	—	75
Purchase of treasury stock	(53,617)	—	—	—	(53,617)
Excess tax benefits from stock-based compensation	38	1,189	—	—	1,227
Debt issuance costs	(2,356)	—	—	—	(2,356)
Proceeds from exercise of stock options	3,845	—	—	—	3,845
Dividends paid	(43,747)	—	—	—	(43,747)
Net cash provided from (used in) financing activities	(96,037)	914	53	—	(95,070)
Net change in cash and cash equivalents	18,521	(18,227)	15,676	—	15,970
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(172)	—	(172)
Cash and cash equivalents at beginning of period	4,849	18,659	67,751	—	91,259
Cash and cash equivalents at end of period	$23,370	$432	$83,255	$—	$107,057

23.	Reportable Segment Information

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
SkyTouch Technology: SkyTouch Technology ("SkyTouch") is a division of the Company that develops and markets cloud-based technology products to hoteliers not under franchise agreements with the Company.
The Company evaluates its segments based primarily on the results of the segment without allocating corporate expenses, income taxes or indirect general and administrative expenses. Equity in earnings or losses from joint ventures is allocated to the Company's franchising segment. Corporate and other revenue consists of hotel operations; corporate and other expenses consist primarily of overhead selling, general and administrative costs such as finance, legal, human resources and other general administrative expenses that are not allocated to the Company's two segments. As described in Note 7, certain interest expenses related to the Company's marketing and reservation activities are allocated to the franchising segment. The Company does not allocate the remaining interest expense, interest income, other gains and losses or income taxes to its segments.
Financial results for the years ended December 31, 2012 and 2011, have been updated to reflect the financial results for the Company's SkyTouch segment which was established as a separate segment in 2013. The financial results related to SkyTouch were previously reported as a component of Corporate & Other.

The following tables present the financial information for the Company's segments:

	Year Ended December 31, 2013
	Franchising	SkyTouch Technology	Corporate & Other	Elimination Adjustments	Consolidated
	(In thousands)
Revenues	$719,500	$33	$4,774	$—	$724,307
Operating income (loss)	246,792	(11,754)	(40,544)	—	194,494
Depreciation and amortization	17,033	285	8,166	(16,015)	9,469
Income (loss) before income taxes	247,426	(11,754)	(78,754)	—	156,918
Capital expenditures	12,079	422	19,023	—	31,524
Total assets	284,712	543	254,644	—	539,899

	Year Ended December 31, 2012
	Franchising	SkyTouch Technology	Corporate & Other	Elimination Adjustments	Consolidated
	(In thousands)
Revenues	$686,936	$—	$4,573	$—	$691,509
Operating income (loss)	241,500	(3,370)	(44,988)	—	193,142
Depreciation and amortization	15,812	10	6,936	(14,532)	8,226
Income (loss) before income taxes	241,712	(3,370)	(69,174)	—	169,168
Capital expenditures	13,998	107	1,338	—	15,443
Total assets	307,417	101	203,254	—	510,772

	Year Ended December 31, 2011
	Franchising	SkyTouch Technology	Corporate & Other	Elimination Adjustment	Consolidated
	(In thousands)
Revenues	$634,437	$—	$4,356	$—	$638,793
Operating income (loss)	220,084	—	(48,221)	—	171,863
Depreciation and amortization	14,489	—	6,854	(13,319)	8,024
Income (loss) before income taxes	218,586	—	(60,529)	—	158,057
Capital expenditures	9,553	—	1,371	—	10,924
Total assets	266,267	—	181,422	—	447,689

The Company conducts its international franchise operations through a combination of direct franchising and master franchising relationships. Master franchising relationships allow the use of the Company’s brands by third parties in foreign countries. Direct franchising operations are primarily conducted through wholly-owned subsidiaries. The results of the Company's international operations are included in the franchising segment. Revenues generated by foreign operations, including royalty, marketing and reservations system fees and other revenues for the years ended December 31, 2013, 2012 and 2011 were $57.1 million, $55.4 million and $54.6 million respectively. Long-lived assets related to international operations were $5.7 million, $5.4 million and $6.5 million as of December 31, 2013, 2012 and 2011, respectively. All other long-lived assets of the Company are associated with domestic activities. The Company's investment in equity method investees at December 31, 2013, 2012 and 2011 was $32.3 million, $27.5 million, and $4.3 million, respectively. These investments are included as a component of total assets for the Company’s franchising segment.

24.	Related Party Transactions
Transactions with Company's Largest Shareholder
Effective October 15, 1997, Choice Hotels International, Inc. which included both a franchising business and owned hotel business, separated the businesses via a spin-off into two companies: Sunburst Hospitality Corporation (referred to hereafter as “Sunburst”) and the Company. Subsequent to the spin-off, the Company’s largest shareholder retained significant ownership percentages in both Sunburst and the Company. As part of the spin-off, Sunburst and the Company entered into a strategic alliance agreement. Among other things, the strategic alliance agreement, as amended, provided for the determination of liquidated damages related to the termination of Choice branded Sunburst properties. The liquidated damage provisions extend through the life of the existing Sunburst franchise agreements. As of December 31, 2013, Sunburst operates 11 hotels under franchise with the Company.
Total franchise fees, including royalty, marketing and reservation system fees, paid by Sunburst to the Company, included in the accompanying consolidated financial statements were $2.6 million, $2.6 million and $4.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012, accounts receivable included $0.2 million and $0.2 million, respectively, due from Sunburst.
Through June 3, 2013, the Company maintained a Master Aircraft Lease Agreement with LP_C, LLC ("LPC"), which is owned by family members of the Company’s largest shareholder. The agreement permitted the Company to lease an aircraft owned by LPC. During 2013, 2012 and 2011, the Company incurred $0.3 million, $0.3 million and $0.5 million, respectively, pursuant to the lease agreement.
On June 3, 2013, an unrelated financial institution purchased the aircraft from LPC pursuant to a purchase agreement between LPC and the Company which the Company assigned to the financial institution. Simultaneously, the financial institution entered into an agreement with the Company to lease the aircraft. In connection with the lease of the aircraft by the Company, the Company and family members of the Company's largest shareholder entered into an agreement that allows those family members to sub-lease the aircraft from the Company from time to time for their personal use. The agreements provide for lease payments that contribute towards the fixed costs associated with the aircraft as well as reimbursement of the Company’s variable costs associated with operation of the aircraft, in compliance with, and to the extent authorized by, applicable regulatory requirements. The terms of the sub-lease agreements are consistent with the terms of sub-lease agreements that the Company has entered into with unrelated third parties for use of the aircraft.  During 2013, no amounts were paid to the Company pursuant to this agreement.
Through May 2013 (which was the expiration date of the Company's master lease), the Company subleased space in its corporate headquarters complex for use by a non-profit organization. Several family members of the Company's largest shareholder serve as members of the board of directors of this non-profit organization. The Company donated the entire space utilized by the non-profit organization, as a result, no rent payments were received. Upon the expiration of the Company's corporate headquarter lease, the Company provided a $0.1 million contribution to the non-profit organization to defray their costs of transitioning to new office space.
The Company maintained a lease agreement on behalf of a family member of the Company’s largest shareholder for 1,950 square feet of office space located in Chevy Chase, Maryland. The lease had a 5 year term ending in 2013 with annual lease payments totaling approximately $72,000. In August 2012, the Company amended the terms of this lease to increase the square footage to 2,154 and extend the lease term until 2016. Annual rent payments under the amended lease terms total approximately $84,000. The Company currently provides use of the entire leased space free of charge and reimburses the family member for the taxes incurred related to the personal use of the office space. These payments total approximately $50,000 per year.
In December 2008, the Company's board of directors approved an arrangement with an entity controlled by the family members of the Company's largest shareholder to permit this entity to utilize services of a particular Company employee. Under the terms of the agreement, the related party is permitted to utilize up to 50% of the designated employee's overall working time and in return is required to reimburse the Company for 50% of the Company's overall costs associated with the individual's employment. This arrangement was terminated in January 2013. During the years ended December 31, 2013, 2012 and 2011, the Company received payments pursuant to this arrangement totaling $37 thousand, $0.2 million and $0.2 million, respectively per year.
In December 2013, the Company’s board of directors approved an arrangement with an entity controlled by the family members of the Company’s largest shareholder to sublease approximately 2,200 square feet of office space located in Chevy Chase, Maryland. The lease has a month to month term, with a 90 day notice period, and annual lease payments totaling approximately $90,000. During the year ended December 31, 2013, the Company recorded approximately $15,000 in sublease rental income.
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
The promissory note matures in two tranches with $9.5 million of the promissory note maturing during the year ended December 31, 2013 and the remaining $10.0 million maturing on the fifth anniversary date of the promissory note. The promissory note bears interest at a fixed rate of interest which increases from 6% to 8% after the completion of the hotel construction. Interest is payable quarterly during the hotel construction and due monthly, thereafter. During the year ended December 31, 2013, the Company was repaid the first tranche of the promissory note or $9.5 million.
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

25.	Termination Charges
During the year ended December 31, 2013 the Company recorded a $1.7 million charge in SG&A and marketing and reservation expenses related to salary and benefit continuation termination benefits provided to employees separating from service with the Company and remitted approximately $1.1 million of these benefits during the current year. At December 31, 2013, approximately $0.6 million of these salary and benefits continuation payments remain to be remitted.
During the year ended December 31, 2012, the Company recorded a $2.9 million charge in SG&A and marketing and reservation expenses related to salary and benefit continuation termination benefits provided to employees separating from service with the Company. During the years ended December 31, 2013 and 2012, the Company remitted $2.2 million and $0.7 million, respectively, related to these salary and benefit continuation benefits and at December 31, 2013 all benefits incurred had been remitted.
During the year ended December 31, 2011 , the Company recorded a $6.6 million charge in SG&A and marketing and reservation expenses related to salary and benefit continuation termination benefits provided to employees separating from service with the Company. These expenses include $5.8 million of salary and benefits continuation and $0.8 million related to the acceleration of share-based compensation expense for terminated employees. During the years ended December 31, 2013, 2012 and 2011, the Company remitted $0.7 million, $4.0 million and $1.1 million, respectively, related to the salary and benefit continuation benefits and at December 31, 2013 all benefits incurred had been remitted.
At December 31, 2013, approximately $0.6 million of termination benefits remained to be paid and were included in current and non-current liabilities in the Company’s consolidated financial statements.

26.	Commitments and Contingencies
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
In May 2013, the Company was added to an ongoing multi-district class action pending in federal court in Dallas, Texas. The lawsuit alleged that several online travel companies and hotel companies have engaged in anti-competitive practices. The complaint sought an unspecified amount of damages and equitable relief. The Company, along with other defendants, disputed the allegations and vigorously defended itself against these claims.  On February 18, 2014, the court granted the defendants’ motion to dismiss the lawsuit without prejudice.  The plaintiffs have 30 days to petition the court to refile their claim with additional facts. The Company does not currently believe this litigation will have a material effect on its consolidated financial position, results of operation or liquidity.
Contingencies
On October 9, 2012, the Company entered into a limited payment guaranty with regards to a VIE's $18.0 million bank loan for the construction of a hotel franchised under one of the Company's brands in the United States. Under the terms of the limited guaranty, the Company has agreed to guarantee 25% of the outstanding principal balance and accrued and unpaid interest, as well as any unpaid expenses incurred by the lender.  The limited guaranty shall remain in effect until the maximum amount guaranteed by the Company is paid in full.  In addition to the limited guaranty, the Company entered into an agreement in which the Company guarantees the completion of the construction of the hotel and an environmental indemnity agreement which indemnifies the lending institution from and against any damages relating to or arising out of possible environmental contamination issues with regards to the property.

On November 15, 2013, the Company entered into a limited payment guaranty with regards to a VIE's $46.2 million bank loan for the construction of a hotel franchised under one of the Company's brands in the United States. Under the terms of the limited guaranty, the Company has agreed to unconditionally guarantee and become surety for the full and timely payment of the guaranteed outstanding principal balance, as well as any unpaid expenses incurred by the lender. The guarantee is limited to 25% of the outstanding principal balance of the $46.2 million loan due at any time. The limited guaranty shall remain in effect until the maximum amount guaranteed by the Company is repaid in full. The maturity date of the VIE's loan is May 2017.
Commitments
The Company has the following commitments outstanding:
•The Company occasionally provides financing in the form of forgivable promissory notes or cash incentives to franchisees for property improvements, hotel development efforts and other purposes. At December 31, 2013, the Company had commitments to extend an additional $13.2 million for these purposes provided certain conditions are met by its franchisees, of which $7.9 million is expected to be advanced in the next twelve months.
•The Company has committed to make additional capital contributions totaling $4.1 million to existing joint ventures, related to the construction of various hotels to be operated under the Company's Cambria Suites brand. These commitments are expected to be funded in the next twelve months.
•The Company has a property improvement incentive program for its domestic Comfort Inn and Comfort Suites hotels to incent hotel owners to renovate their properties to accelerate improvement of the brand's product quality and consistency, guest satisfaction and brand performance. The Company has committed to provide financing in the form of forgivable promissory notes to qualifying domestic hotels for a portion of their Company approved and completed property improvement expenses. Financing will be provided upon the completion and Company certification of the renovations. At December 31, 2013, the Company had commitments to extended $32.0 million for this purpose provided certain conditions are met by its franchisees. These commitments are expected to be funded in the next twelve months.
•The Company has committed to loan monies totaling approximately $3.3 million to support the construction of a hotel under the Company's Cambria Suites brand. This commitment is expected to be funded in the next twelve months.
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

27.	Selected Quarterly Financial Data—(Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2013
	(In thousands, except per share data)
Revenues	$136,872	$183,578	$223,162	$180,695	$724,307
Operating income	$30,466	$50,322	$66,549	$47,157	$194,494
Income before income taxes	$20,909	$40,087	$57,592	$38,330	$156,918
Net income	$15,523	$28,234	$41,512	$27,332	$112,601
Per basic share:
Net income	$0.27	$0.48	$0.71	$0.47	$1.92
Per diluted share:
Net income	$0.26	$0.48	$0.70	$0.46	$1.91

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2012
	(In thousands, except per share data)
Revenues	$129,169	$173,621	$210,413	$178,306	$691,509
Operating income	$31,065	$51,590	$65,253	$45,234	$193,142
Income before income taxes	$30,233	$47,939	$55,668	$35,328	$169,168
Net income	$19,997	$31,862	$44,377	$24,451	$120,687
Per basic share:
Net income	$0.34	$0.55	$0.77	$0.42	$2.08
Per diluted share:
Net income	$0.34	$0.55	$0.76	$0.42	$2.07
The matters which affect the comparability of the quarterly results include the following:

•	Seasonality: The Company’s revenues and operating income reflect the industry’s seasonality and as a result are lower in the first quarter and higher in the third quarter.

•	Investment income and losses: The Company’s net income reflects gains and losses related to the Company’s investments held in non-qualified retirement plans and are subject to market conditions.

•	Year Ended December 31, 2012 results:

•
Loss on Settlement of a Pension Plan: During the fourth quarter of 2012, the Company recorded a $1.8 million loss on the settlement of a pension plan consisting primarily of the recognition of previously unrecognized actuarial losses which had been recorded as a component of the Company's accumulated other comprehensive loss on the Company's consolidated balance sheets.

•	Income taxes: The Company's third quarter 2012 income taxes reflect a $4.5 million benefit related to a change in estimate of the benefit from foreign operations.

28.	Future Adoption of Accounting Standards

In February 2013, the FASB issued ASU No. 2013-04, "Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date" ("ASU 2013-04"). The ASU requires entities to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following: (a) The amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. Required disclosures include a description of the joint-and-several arrangement and the total outstanding amount of the obligation for all joint parties. The ASU permits entities to aggregate disclosures (as opposed to providing separate disclosures for each joint-and-several obligation). ASU 2013-04 is effective for all interim and annual periods beginning after December 15, 2013. The ASU should be applied retrospectively to obligations with joint-and-several liabilities existing at the beginning of an entity's fiscal year of adoption. Early adoption is permitted. The Company does not currently believe that the adoption of this update will have a material impact on its financial statements and will adopt the provisions of this ASU on January 1, 2014.

In March 2013, the FASB issued ASU No. 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity" ("ASU 2013-05"). ASU 2013-05 clarifies that when a reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity, the parent is required to apply the guidance in ASC 830 "Foreign Currency Matters" Subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The provisions of ASU 2013-05 are effective prospectively for reporting periods beginning after December 15, 2013. The Company does not currently believe that the adoption of this update will have a material impact on its financial statements and will adopt the provisions of this ASU on January 1, 2014.

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

29.	Subsequent Events
On February 11, 2014, the Company sold a Mainstay hotel located in Brentwood, Tennessee for $4.6 million. The sale of the property included all fixtures, furnishings and equipment located in the hotel and all other assets, rights and property pertaining to the ownership and operation of the Mainstay.
On February 28, 2014, the Company's board of directors declared a quarterly cash dividend of $0.185 per share of common stock. The dividend is payable on April 18, 2014 to shareholders of record on April 4, 2014.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
The Company has a disclosure review committee whose membership includes the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), among others. The disclosure review committee’s procedures are considered by the CEO and CFO in performing their evaluations of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and in assessing the accuracy and completeness of the Company’s disclosures.
An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.
There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2013 that materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
The management of Choice Hotels International, Inc. and its subsidiaries (together "the Company") is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based on management’s assessment under those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Code of Ethics
The Company has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer and Controller.
The Code of Ethics is available free of charge through our internet website located at www.choicehotels.com. We will also provide without charge to any person, on the written or oral request of such person, a copy of our Code of Ethics. Requests should be directed to General Counsel, 1 Choice Hotels Circle, Suite 400, Rockville, MD 20850 (telephone number (301) 592-5026).

Item 11.	Executive Compensation.
The required information will be set forth under "Executive Compensation" and "Board Compensation and Management Development Committee Report on Executive Compensation" in the Company’s proxy statement, and reference is expressly made to the proxy statement for the specific information incorporated in this Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The required equity compensation plan information table is set forth herein and all other required information will be set forth under "Security Ownership of Certain Beneficial Owners and Management" and "Board of Directors" in the Company’s proxy statement, and reference is expressly made to the proxy statement for the specific information incorporated in this Form 10-K.

EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth information regarding the number of shares of the Company’s common stock that were subject to outstanding stock options at December 31, 2013.

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	1,661,952	$26.44	3,513,080
Equity compensation plans not approved by shareholders	Not applicable	Not applicable	Not applicable
The shares remaining available for future issuance under equity compensation plans in column (c) above are available for grant in any combination of stock options, restricted stock, stock appreciation rights and performance share awards by the Compensation and Management Development Committee of the Board of Directors.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The required information will be set forth under "Certain Relationships and Related Transactions" in the Company’s proxy statement, and reference is expressly made to the proxy statement for the specific information incorporated in this Form 10-K.

Item 14.    Principal Accounting Fees and Services.
The required information will be set forth under "Principal Accounting Fees and Services" and "Audit Committee Report" in the Company’s proxy statement, and reference is expressly made to the proxy statement for the specific information incorporated in this Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	List of Documents Filed as Part of this Report
1.Financial Statements
The response to this portion of Item 15 is submitted under Item 8 of this Report on Form 10-K.
2.Financial Statement Schedules
Report of Independent Registered Public Accounting Firm required pursuant to Item 15(a)2 is submitted under Item 8 of this report.
Schedule II-Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable.

1. Exhibits

Exhibit Number	Description
3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

3.01A(c)	Amendment to the Restated Certificate of Incorporation of Choice Hotels International, Inc. dated April 30, 2013

3.02(h)	Amended and Restated Bylaws of Choice Hotels International, Inc. dated February 15, 2010

4.01(m)
Senior Unsecured Revolving Credit Facility agreement dated February 24, 2011 among Choice Hotels International, Inc., Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders

4.02(k)
Senior Secured Credit Facility dated July 25, 2012 among Choice Hotels International, Inc., Deutsche Bank AG New York Branch as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and a syndication of lenders

4.03(j)	Indenture, dated August 25, 2010 between the Company and Wells Fargo Bank, National Association, as Trustee

4.04(j)	First Supplemental Indenture, dated August 25, 2010, between the Company, the Subsidiary Guarantors, and Wells Fargo Bank, National Association, as Trustee

4.05(r)	Second Supplemental Indenture dated June 27, 2012 among Choice Hotels International, Inc., the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association

10.01(b)	Amended and Restated Employment Agreement dated April 30, 2008, between Choice Hotels International, Inc. and Stephen P. Joyce

10.01A(l)	First Amendment to First Amended and Restated Employment Agreement dated September 16, 2010 between Choice Hotels International, Inc. and Stephen P. Joyce

10.01B(s)	Second Amended and Restated Employment Agreement dated May 24, 2012 between Choice Hotels International, Inc. and Stephen P. Joyce

10.02(d)	Amended and Restated Chairman’s Service Agreement dated September 10, 2008 by and between Choice Hotels International, Inc. and Stewart Bainum, Jr.

10.02A(t)	Amendment to Amended and Restated Chairman's Services Agreement dated January 1, 2012 between Choice Hotels International, Inc. and Stewart Bainum, Jr.

10.03(e)	Choice Hotels International, Inc. 2006 Long- Term Incentive Plan

10.03A(g)	Amendment to Choice Hotels International, Inc. 2006 Long-Term Incentive Plan, dated January 1, 2009

10.03B(i)	Amendment to Choice Hotels International, Inc. 2006 Long-Term Incentive Plan, dated April 29, 2010

10.03C(c)	Amendment to Choice Hotels International, Inc. 2006 Long-Term Incentive Plan, dated April 25, 2013

10.04(c)	Choice Hotels International, Inc. Executive Incentive Compensation Plan

10.05(n)	Office Lease, dated July 11, 2011, between Choice Hotels International Services Corp., a wholly owned subsidiary of Choice Hotels International, Inc., and FP Rockville Limited Partnership

10.07(q)	Choice Hotels International, Inc. Executive Deferred Compensation Plan (for Grandfather Account Balances)

10.07A(g)	Amended and Restated Choice Hotels International, Inc. Executive Deferred Compensation Plan (for Non-Grandfather Account Balances)

Exhibit Number	Description

10.08(o)	Non-Competition, Non-Solicitation & Severance Benefit Agreement between the Company and Patrick Pacious, dated May 5, 2011

10.08A(t)	Amendment to Non-Competition, Non-Solicitation & Severance Benefit Agreement between the Company and Patrick Pacious, dated March 13, 2012

10.09(p)	Non-Competition, Non-Solicitation and Severance Benefit Agreement between the Company and David White, dated August 1, 2011

10.09A(f)	Amendment to Non-Competition, Non-Solicitation & Severance Benefit Agreement between the Company and David White, dated March 25, 2013

10.10(f)	Non-Competition, Non-Solicitation and Severance Benefit Agreement between the Company and Simone Wu, dated February 13, 2012

10.10A(f)	Amendment to Non-Competition, Non-Solicitation and Severance Benefit Agreement between the Company and Simone Wu, dated March 25, 2013

12.1*	Computation of Ratio of Earnings to Fixed Charges
13.01*	Valuation and Qualifying Accounts

21.01*	Subsidiaries of Choice Hotels International, Inc.

23.01*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document
____________________________

*	Filed herewith

(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Registration Statement on Form S-4, filed August 31, 1998.

(b)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated April 30, 2008, filed May 2, 2008.

(c)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated April 26, 2013, filed on May 1, 2013.

(d)
Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed on November 10, 2008.

(e)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on form 8-K dated May 1, 2006, filed on May 5, 2006.

(f)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 8, 2013.

(g)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed March 2, 2009.

(h)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated February 15, 2010, filed February 16, 2010.

(i)	Incorporated by reference to the identical document filed as Appendix B to Choice Hotels International, Inc.’s Definitive Proxy Statement on Form DEF 14A K filed March 25, 2010.

(j)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated August 25, 2010, filed August 25, 2010.

(k)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated July 25, 2012, filed July 26, 2012.

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

Dated: March 3, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEWART BAINUM, JR	Chairman, Director	February 28, 2014
Stewart Bainum, Jr.

/s/ BARBARA T. ALEXANDER	Director	February 28, 2014
Barbara T. Alexander

/s/ WILLIAM L. JEWS	Director	February 28, 2014
William L. Jews

/s/ STEPHEN P. JOYCE	President and Chief Executive Officer (Principal Executive Officer)	March 3, 2014
Stephen P. Joyce

/s/ SCOTT A. RENSCHLER	Director	February 28, 2014
Scott A. Renschler, Psy.D

/s/ JOHN T. SCHWIETERS	Director	February 28, 2014
John T. Schwieters

/s/ ERVIN R. SHAMES	Director	February 28, 2014
Ervin R. Shames

/s/ GORDON SMITH	Director	February 28, 2014
Gordon Smith

/s/ JOHN TAGUE	Director	February 28, 2014
John Tague

/s/ DAVID L. WHITE	Senior Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)	March 3, 2014
David L. White

/s/ SCOTT E. OAKSMITH	Controller (Principal Accounting Officer)	March 3, 2014
Scott E. Oaksmith