Form 10-Q
period 2014-03-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2014-05-08
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

CLASS	SHARES OUTSTANDING AT MARCH 31, 2014
Common Stock, Par Value $0.01 per share	58,419,238

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	March 31,
	2014	2013
REVENUES:
Royalty fees	$51,681	$49,736
Initial franchise and relicensing fees	3,740	3,777
Procurement services	4,778	3,950
Marketing and reservation	84,012	76,440
Other	3,072	2,013
Total revenues	147,283	135,916

OPERATING EXPENSES:
Selling, general and administrative	26,463	26,916
Depreciation and amortization	2,122	2,041
Marketing and reservation	84,012	76,440
Total operating expenses	112,597	105,397

Operating income	34,686	30,519
OTHER INCOME AND EXPENSES, NET:
Interest expense	10,171	10,770
Interest income	(503)	(644)
Other (gains) and losses	(59)	(710)
Equity in net loss of affiliates	35	141
Total other income and expenses, net	9,644	9,557
Income from continuing operations before income taxes	25,042	20,962
Income taxes	7,711	5,406
Income from continuing operations	17,331	15,556
Income (loss) from discontinued operations, net of income taxes	1,641	(33)
Net income	$18,972	$15,523

Basic earnings per share
Continuing operations	$0.30	$0.27
Discontinued operations	0.03	—
	$0.33	$0.27
Diluted earnings per share
Continuing operations	$0.29	$0.26
Discontinued operations	0.03	—
	$0.32	$0.26
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED, IN THOUSANDS)

	Three Months Ended
	March 31,
	2014	2013
Net income	$18,972	$15,523
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	215	215
Foreign currency translation adjustment	533	(232)
Other comprehensive income (loss), net of tax	748	(17)
Comprehensive income	$19,720	$15,506

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED, IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	March 31, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$174,878	$167,795
Receivables (net of allowance for doubtful accounts of $12,583 and $11,316, respectively)	59,241	53,521
Deferred income taxes	7,220	7,220
Investments, employee benefit plans, at fair value	174	400
Other current assets	36,201	29,710
Total current assets	277,714	258,646
Property and equipment, at cost, net	56,664	66,092
Goodwill	65,813	65,813
Franchise rights and other identifiable intangibles, net	9,204	9,953
Advances, marketing and reservation activities	18,856	19,127
Notes receivable, net of allowances	34,223	31,872
Investments, employee benefit plans, at fair value	16,852	15,950
Deferred income taxes	20,321	20,282
Other assets	55,253	52,164
Total assets	$554,900	$539,899
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$44,818	$41,663
Accrued expenses	37,219	56,625
Deferred revenue	69,155	61,188
Current portion of long-term debt	11,026	10,088
Deferred compensation and retirement plan obligations	573	2,492
Income taxes payable	5,466	2,282
Total current liabilities	168,257	174,338
Long-term debt	795,497	783,471
Deferred compensation and retirement plan obligations	22,387	22,527
Other liabilities	23,392	23,808
Total liabilities	1,009,533	1,004,144
Commitments and Contingencies
Common stock, $0.01 par value, 160,000,000 shares authorized; 95,065,638 shares issued at March 31, 2014 and December 31, 2013 and 58,419,238 and 58,638,863 shares outstanding at March 31, 2014 and December 31, 2013, respectively	584	586
Additional paid-in-capital	118,020	117,768
Accumulated other comprehensive loss	(5,469)	(6,217)
Treasury stock (36,646,400 and 36,426,775 shares at March 31, 2014 and December 31, 2013, respectively), at cost	(917,226)	(918,031)
Retained earnings	349,458	341,649
Total shareholders’ deficit	(454,633)	(464,245)
Total liabilities and shareholders’ deficit	$554,900	$539,899
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, IN THOUSANDS)

	Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,972	$15,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,122	2,175
Gain on sale of assets	(2,572)	—
Provision for bad debts, net	1,182	844
Non-cash stock compensation and other charges	2,887	2,549
Non-cash interest and other (income) loss	416	76
Deferred income taxes	(3)	446
Dividends received from equity method investments	181	146
Equity in net loss of affiliates	35	141
Changes in assets and liabilities:
Receivables	(7,491)	(3,531)
Advances to/from marketing and reservation activities, net	5,309	(4,101)
Forgivable notes receivable, net	(3,623)	(1,729)
Accounts payable	2,080	10,471
Accrued expenses	(19,861)	(31,145)
Income taxes payable/receivable	3,160	4,367
Deferred revenue	7,932	5,160
Other assets	(3,103)	(3,869)
Other liabilities	(2,359)	2,622
Net cash provided by operating activities	5,264	145
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(3,015)	(13,645)
Equity method investments	(3,379)	(1,000)
Issuance of mezzanine and other notes receivable	(587)	—
Collections of mezzanine and other notes receivable	68	19
Purchases of investments, employee benefit plans	(890)	(1,242)
Proceeds from sales of investments, employee benefit plans	281	3,882
Proceeds from sales of assets	8,703	—
Other items, net	(154)	(101)
Net cash provided (used) in investing activities	1,027	(12,087)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings pursuant to revolving credit facility	15,000	18,000
Principal payments on long-term debt	(2,052)	(2,046)
Purchase of treasury stock	(4,530)	(3,634)
Dividends paid	(10,784)	(503)
Excess tax benefits from stock-based compensation	1,024	952
Proceeds from exercise of stock options	1,547	5,367
Net cash provided by financing activities	205	18,136
Net change in cash and cash equivalents	6,496	6,194
Effect of foreign exchange rate changes on cash and cash equivalents	587	(146)
Cash and cash equivalents at beginning of period	167,795	134,177
Cash and cash equivalents at end of period	$174,878	$140,225
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Income taxes, net of refunds	$5,842	$1,029
Interest	$19,613	$20,400
Non-cash investing and financing activities:
Dividends declared but not paid	$11,173	$10,759
Issuance of restricted shares of common stock	$6,062	$7,151
Issuance of performance vested restricted stock units	$1,191	$1,298
Investment in property and equipment acquired in accounts payable	$603	$10,356
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Company Information and Significant Accounting Policies
The accompanying unaudited consolidated financial statements of Choice Hotels International, Inc. and subsidiaries (together the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These unaudited consolidated financial statements include all adjustments that are necessary, in the opinion of management, to fairly present our financial position and results of operations. Except as otherwise disclosed, all adjustments are of a normal recurring nature.
Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted. The year-end balance sheet information was derived from audited financial statements, but does not include all disclosures required by GAAP. The Company believes the disclosures made are adequate to make the information presented not misleading.
The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2013 and notes thereto included in the Company’s Form 10-K, filed with the SEC on March 3, 2014 (the "10-K"). Interim results are not necessarily indicative of the entire year results. All inter-company transactions and balances between Choice Hotels International, Inc. and its subsidiaries have been eliminated in consolidation.
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
Discontinued Operations
In the first quarter of 2014, the Company's management approved a plan to dispose of the three Company owned Mainstay Suites hotels. As a result, the Company has reported the operations related to these three hotels as discontinued operations beginning with our financial results presented in this Quarterly Report on Form 10-Q. The Company's results of operations for the comparative prior year period have also been restated to account for these operations as discontinued. For additional information regarding discontinued operations, see Note 17, Discontinued Operations.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. As of March 31, 2014 and December 31, 2013, $6.1 million and $5.0 million, respectively, of book overdrafts representing outstanding checks in excess of funds on deposit are included in accounts payable in the accompanying consolidated balance sheets.
The Company maintains cash balances in domestic banks, which at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation. In addition, as of March 31, 2014, the Company maintains cash balances of $164.2 million in international banks which do not provide deposit insurance.
Recently Adopted Accounting Guidance

In February 2013, the Financial Accounting Standards Board ("FASB") issued ASU No. 2013-04, "Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date" ("ASU 2013-04"). The ASU requires entities to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following: (a) The amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. Required disclosures include a description of the joint-and-several arrangement and the total outstanding amount of the obligation for all joint parties. The ASU permits entities to aggregate disclosures (as opposed to providing separate disclosures for each joint-and-several obligation). ASU 2013-04 was effective for all interim and annual periods beginning after December 15, 2013. The Company has adopted this ASU on January 1, 2014 and the adoption of this ASU did not have a material impact on its financial statements.

In March 2013, the FASB issued ASU No. 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign

Entity" ("ASU 2013-05"). ASU 2013-05 clarifies that when a reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity, the parent is required to apply the guidance in ASC 830 "Foreign Currency Matters" Subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The provisions of ASU 2013-05 are effective prospectively for reporting periods beginning after December 15, 2013 and the Company has adopted this ASU on January 1, 2014. The adoption of this ASU does not have a material impact on the Company's financial statements.

In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). ASU 2013-11 requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss ("NOL") carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The ASU does not require new recurring disclosures. The provisions of ASU 2013-11 are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company adopted this ASU on January 1, 2014 and the adoption of this ASU did not have a material impact on its financial statements.
Future Adoption of Recently Announced Accounting Guidance
In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"). ASU 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. ASU 2014-08 is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The Company is currently evaluating what impact, if any, the adoption of this ASU will have on the presentation of its consolidated financial statements.

2.	Other Current Assets
Other current assets consist of the following:

	March 31, 2014	December 31, 2013
	(In thousands)
Notes receivable, net of allowances (See Note 3)	$13,312	$12,816
Prepaid expenses	16,560	13,746
Assets held for sale	3,166	—
Other current assets	3,163	3,148
Total	$36,201	$29,710

Assets held for sale at March 31, 2014 represent a Company-owned MainStay Suites hotel located in Greenville, South Carolina and an office building located in Grand Junction, Colorado. The Company entered into a plan to dispose of these assets on January 1, 2014 and therefore has recorded these assets as held for sale. The Company expects to complete the sales of these properties within one year.

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

The following table shows the composition of our notes receivable balances:

	March 31, 2014			December 31, 2013
	(In thousands)			(In thousands)
Credit Quality Indicator	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Total	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Total
Senior	$—	$18,101	$18,101	$—	$18,052	$18,052
Subordinated	—	14,745	14,745	—	14,152	14,152
Unsecured	23,341	3,363	26,704	20,625	3,405	24,030
Total notes receivable	23,341	36,209	59,550	20,625	35,609	56,234
Allowance for losses on non-impaired loans	2,079	1,587	3,666	1,650	1,607	3,257
Allowance for losses on receivables specifically evaluated for impairment	—	8,349	8,349	—	8,289	8,289
Total loan reserves	2,079	9,936	12,015	1,650	9,896	11,546
Net carrying value	$21,262	$26,273	$47,535	$18,975	$25,713	$44,688
Current portion, net	$221	$13,091	$13,312	$361	$12,455	$12,816
Long-term portion, net	21,041	13,182	34,223	18,614	13,258	31,872
Total	$21,262	$26,273	$47,535	$18,975	$25,713	$44,688

The Company classifies notes receivable due within one year as other current assets in the Company’s consolidated balance sheets.
The following table summarizes the activity related to the Company’s Forgivable Notes Receivable and Mezzanine and Other Notes Receivable allowance for losses for the three months ended March 31, 2014:

	Three Months Ended March 31,
	2014
	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable
	(In thousands)
Beginning balance	$1,650	$9,896
Provisions	633	60
Recoveries	(6)	(20)
Write-offs	(95)	—
Other(1)	(103)	—
Ending balance	$2,079	$9,936

(1) Consists of default rate assumption changes
Forgivable Notes Receivable
As of March 31, 2014 and December 31, 2013, the unamortized balance of the Company's forgivable notes receivable totaled $23.3 million and $20.6 million, respectively. The Company recorded an allowance for credit losses on these forgivable notes receivable of $2.1 million and $1.7 million at March 31, 2014 and December 31, 2013, respectively. Amortization expense included in the accompanying consolidated statements of income related to the notes for the three months ended March 31, 2014 and 2013 was $1.2 million and $0.9 million, respectively.

Past due balances of forgivable notes receivable are as follows:

	30-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
	(In thousands)
As of March 31, 2014
Forgivable Notes	$1,246	$—	$1,246	$22,095	$23,341
	$1,246	$—	$1,246	$22,095	$23,341

As of December 31, 2013
Forgivable Notes	$—	$—	$—	$20,625	$20,625
	$—	$—	$—	$20,625	$20,625
Mezzanine and Other Notes Receivable
The Company determined that approximately $12.5 million of its mezzanine and other notes receivable were impaired at both March 31, 2014 and December 31, 2013. The Company recorded allowance for credit losses on these impaired loans at March 31, 2014 and December 31, 2013 totaling $8.3 million, resulting in a carrying value of impaired loans of $4.2 million. The Company recognized approximately $54 thousand and $66 thousand of interest income on impaired loans during the three months ended March 31, 2014 and 2013, respectively, on the cash basis. The Company provided loan reserves on non-impaired loans totaling $1.6 million at both March 31, 2014 and December 31, 2013.
Past due balances of mezzanine and other notes receivable by credit quality indicators are as follows:

	30-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
	(In thousands)
As of March 31, 2014
Senior	$—	$—	$—	$18,101	$18,101
Subordinated	—	9,629	9,629	5,116	14,745
Unsecured	54	47	101	3,262	3,363
	$54	$9,676	$9,730	$26,479	$36,209
As of December 31, 2013
Senior	$—	$—	$—	$18,052	$18,052
Subordinated	—	9,629	9,629	4,523	14,152
Unsecured	—	47	47	3,358	3,405
	$—	$9,676	$9,676	$25,933	$35,609

Loans Acquired with Deteriorated Credit Quality
On December 2, 2011, the Company acquired an $11.5 million mortgage, held on a franchisee hotel asset, from a financial institution for $7.9 million. At the time of acquisition, the Company determined that it would be unable to collect all contractually required payments under the original mortgage terms. The contractually required payments receivable, including principal and interest, under the terms of the acquired mortgage totaled $12.0 million. The Company expects to collect $9.7 million of these contractually required payments. No prepayments were considered in the determination of contractual cash flows and cash flows expected to be collected. At both March 31, 2014 and December 31, 2013, the carrying amount of this loan, which is reported under senior mezzanine and other notes receivables, was $7.9 million and there was no allowance for uncollectable amounts. The Company's accretable yield at acquisition was $1.8 million or 7.36% and a reconciliation of the accretable yield for the three months ended March 31, 2014 is as follows:

Accretable Yield
Three Months Ended March 31, 2014
(In thousands)
Beginning balance	$582
Additions	—
Accretion	(143)
Disposals	—
Reclassifications from nonaccretable yield	—
Ending balance	$439

4.	Advances, Marketing and Reservation Activities
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
At March 31, 2014 and December 31, 2013, the Company incurred marketing and reservation system expenses in excess of cumulative marketing and reservation system fees earned of $18.9 million and $19.1 million, respectively. Depreciation and amortization expense attributable to marketing and reservation activities for the three months ended March 31, 2014 and 2013 was $3.8 million and $4.0 million, respectively. Interest expense attributable to marketing and reservation activities was $0.6 million and $0.9 million for the three months ended March 31, 2014 and 2013, respectively.

5.	Other Assets
Other assets consist of the following:

	March 31, 2014	December 31, 2013
	(In thousands)
Equity method investments	35,391	$32,257
Deferred financing fees, net	8,826	8,954
Land	10,087	10,097
Other assets	949	856
Total	$55,253	$52,164

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

Equity Method Investments - Variable Interest Entities

Equity method investments include investments in joint ventures totaling $31.3 million and $28.9 million at March 31, 2014 and December 31, 2013, respectively that the Company determined to be variable interest entities. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Suites hotels in strategic markets. Based on an analysis of who has the power to direct the activities that most significantly impact these entities performance and who has an obligation to absorb losses of these entities or a right to receive benefits from these entities that could potentially be significant to the entity, the Company determined that it is not the primary beneficiary of any of its variable interest entities. The Company based its quantitative analysis on the forecasted cash flows of the entity and its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and the relevant development, operating management and financial agreements. As a result, the Company's investment in these entities is accounted for under the equity method. For the three months ended March 31, 2014 and 2013, the Company recognized losses totaling $44 thousand and $0.1 million, respectively, from these investments.

6.	Deferred Revenue
Deferred revenue consists of the following:

	March 31, 2014	December 31, 2013
	(In thousands)
Loyalty programs	$56,806	$53,875
Initial, relicensing and franchise fees	4,485	5,354
Procurement service fees	2,623	1,504
Other	5,241	455
Total	$69,155	$61,188

7.	Debt
Debt consists of the following at:

	March 31, 2014	December 31, 2013
	(In thousands)
$400 million senior unsecured notes with an effective interest rate of 5.94% at March 31, 2014 and December 31, 2013	$400,000	$400,000
$250 million senior unsecured notes with an effective interest rate of 6.19% less discount of $0.4 million at March 31, 2014 and December 31, 2013	249,588	249,572
$350 million senior secured credit facility with an effective interest rate of 2.16% and 2.17% at March 31, 2014 and December 31, 2013, respectively	151,875	138,750
Economic development loans with an effective interest rate of 3.00% at March 31, 2014 and December 31, 2013	3,360	3,360
Capital lease obligations due 2016 with an effective interest rate of 3.18% at March 31, 2014 and December 31, 2013	1,673	1,848
Other notes payable	27	29
Total debt	806,523	$793,559
Less current portion	11,026	10,088
Total long-term debt	795,497	$783,471
Senior Notes Due 2022
On June 27, 2012, the Company issued unsecured senior notes in the principal amount of $400 million ("the 2012 Senior Notes") at par, bearing a coupon of 5.75% with an effective rate of 5.94%. The 2012 Senior Notes will mature on July 1, 2022, with interest to be paid semi-annually on January 1st and July 1st. The Company used the net proceeds of this offering, after deducting underwriting discounts and commissions and other offering expenses, together with a portion of the proceeds from a new credit facility, to pay a special cash dividend in 2012 totaling approximately $600.7 million. The Company's 2012 Senior Notes are guaranteed jointly, severally, fully and unconditionally, subject to certain customary limitations by certain of the Company’s domestic subsidiaries.
Senior Notes Due 2020
On August 25, 2010, the Company issued unsecured senior notes in the principal amount of $250 million ("the 2010 Senior Notes") at a discount of $0.6 million, bearing a coupon of 5.7% with an effective rate of 6.19%. The 2010 Senior Notes will mature on August 28, 2020, with interest to be paid semi-annually on February 28th and August 28th. The Company used the net proceeds from the offering, after deducting underwriting discounts and other offering expenses, to repay outstanding borrowings and for other general corporate purposes. The Company's 2010 Senior Notes are guaranteed jointly, severally, fully and unconditionally, subject to certain customary limitations by certain of the Company’s domestic subsidiaries.
Revolving Credit Facility
On July 25, 2012, the Company entered into a $350 million senior secured credit facility, comprised of a $200 million revolving credit tranche (the "Revolver") and a $150 million term loan tranche (the "Term Loan") with Deutsche Bank AG New York Branch, as administrative agent, Wells Fargo Bank, National Association, as administrative agent and a syndication of lenders (the "Credit Facility"). The Credit Facility has a final maturity date of July 25, 2016, subject to an optional one-year extension provided certain conditions are met. Up to $25 million of the borrowings under the Revolver may be used for letters of credit, up to $10 million of borrowings under the Revolver may be used for swing-line loans and up to $35 million of borrowings under the Revolver may be used for alternative currency loans. The Term Loan requires quarterly amortization payments (a) during the first two years, in equal installments aggregating 5% of the original principal amount of the Term Loan per year, (b) during the second two years, in equal installments aggregating 7.5% of the original principal amount of the Term Loan per year, and (c) during the one-year extension period (if exercised), equal installments aggregating 10% of the original principal amount of the Term Loan.

The Credit Facility is unconditionally guaranteed, jointly and severally, by certain of the Company's domestic subsidiaries. The subsidiary guarantors currently include all subsidiaries that guarantee the obligations under the Company's Indenture governing the terms of its 2010 and 2012 Senior Notes.

The Credit Facility is secured by first priority pledges of (i) 100% of the ownership interests in certain domestic subsidiaries owned by the Company and the guarantors, (ii) 65% of the ownership interests in (a) the top-tier foreign holding company of the Company's foreign subsidiaries, and (b) the domestic subsidiary that owns the top-tier foreign holding company of the Company's foreign subsidiaries and (iii) all presently existing and future domestic franchise agreements (the “Franchise Agreements”) between the Company and individual franchisees, but only to the extent that the Franchise Agreements may be pledged without violating any law of the relevant jurisdiction or conflicting with any existing contractual obligation of the Company or the applicable franchisee. At the time that the maximum total leverage ratio is required to be no greater than 4.0 to 1.0 (beginning of year 4 of the Credit Facility), the security interest in the Franchise Agreements will be released.
The Company may at any time prior to the final maturity date increase the amount of the Credit Facility by up to an additional $100 million to the extent that any one or more lenders commit to being a lender for the additional amount and certain other customary conditions are met. Such additional amounts may take the form of an increased revolver or term loan.
The Company may elect to have borrowings under the Credit Facility bear interest at a rate equal to (i) LIBOR, plus a margin ranging from 200 to 425 basis points based on the Company's total leverage ratio or (ii) a base rate plus a margin ranging from 100 to 325 basis points based on the Company's total leverage ratio.
The Credit Facility requires the Company to pay a fee on the undrawn portion of the Revolver, calculated on the basis of the average daily unused amount of the Revolver multiplied by 0.30% per annum.
The Company may reduce the Revolver commitment and/or prepay the Term Loan in whole or in part at any time without penalty, subject to reimbursement of customary breakage costs, if any. Any Term Loan prepayments made by the Company shall be applied to reduce the scheduled amortization payments in direct order of maturity.
Additionally, the Credit Facility requires that the Company and its restricted subsidiaries comply with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments, paying dividends or repurchasing stock, and effecting mergers and/or asset sales. With respect to dividends, the Company may not make any payment if there is an existing event of default or if the payment would create an event of default. In addition, if the Company's total leverage ratio exceeds 4.50 to 1.00, the Company is generally restricted from paying aggregate dividends in excess of $50.0 million during any calendar year.
The Credit Facility also imposes financial maintenance covenants requiring the Company to maintain:

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
The Credit Facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Credit Facility to be immediately due and payable. At March 31, 2014, the Company was in compliance with all covenants under the Credit Facility.
At March 31, 2014, the Company had $136.9 million and $15.0 million outstanding under the Term Loan and Revolver, respectively. At December 31, 2013, the Company had $138.8 million outstanding under the Term Loan and no amounts outstanding under the Revolver.
Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarter relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At March 31, 2014, the Company had been advanced approximately $3.4 million pursuant to these agreements and expects to receive the remaining $1 million over the next several years, subject to annual appropriations by the governmental entities. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration of the Company's 10 year corporate headquarter lease in 2023 will be forgiven in full. The advances will be included in long-term debt in the Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all current performance conditions as of March 31, 2014.

8.	Accumulated Other Comprehensive Income (Loss)

The following represents the changes in accumulated other comprehensive loss, net of tax, by component for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Loss on Cash Flow Hedge	Foreign Currency Items	Total	Loss on Cash Flow Hedge	Foreign Currency Items	Total
	(In thousands)			(In thousands)
Beginning balance	$(5,745)	$(472)	$(6,217)	$(6,607)	$2,391	$(4,216)
Other comprehensive income (loss) before reclassification	—	533	533	—	(232)	(232)
Amounts reclassified from accumulated other comprehensive income (loss)	215	—	215	215	—	215
Net current period other comprehensive income (loss)	215	533	748	215	(232)	(17)
Ending balance	$(5,530)	$61	$(5,469)	$(6,392)	$2,159	$(4,233)

The amounts reclassified from other accumulated other comprehensive income (loss) during the three months ended March 31, 2014 and 2013 were reclassified to the following line items in the Company's Consolidated Statements of Income.

Component	Amount Reclassified from Accumulated Other Comprehensive Income(Loss)		Affected Line Item in the Consolidated Statement of Net Income
	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
	(In thousands)
Loss on cash flow hedge
Interest rate contract	$215	$215	Interest expense
	—	—	Tax (expense) benefit
	$215	$215	Net of tax

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
In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan ("EDCP") which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust. Prior to January 1, 2010, participants could elect an investment return of either the annual yield of the Moody's Average Corporate Bond Rate Yield Index plus 300 basis points, or a return based on a selection of available diversified investment options. Effective January 1, 2010, the Moody's Average Corporate Bond Rate Yield Index plus 300 basis points is no longer an investment option for salary deferrals made on compensation earned after December 31, 2009. The Company recorded current and long-term deferred compensation liabilities of $9.3 million and $11.3 million, as of March 31, 2014 and December 31, 2013, respectively, related to these deferrals and credited investment returns. Compensation expense is recorded in SG&A expense on the Company's consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. Compensation expense recorded in SG&A related to the EDCP for the three months ended March 31, 2014 and 2013 was $0.1 million and $0.3 million, respectively.
The Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that partially offset the earnings credited to the participants. The diversified investments held in the trusts totaled $4.5 million and $4.1 million as of March 31, 2014 and December 31, 2013, respectively, and are recorded at their fair value, based on quoted market prices. At March 31, 2014, the Company expects $0.2 million of the assets held in the trusts to be distributed to participants during the next twelve months. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment gains related to the EDCP during the three months ended March 31, 2014 and 2013 of approximately $30 thousand and $0.1 million, respectively. In addition, the EDCP Plan held shares of the Company's common stock with a market value of $0.2 million at both March 31, 2014 and December 31, 2013, which were recorded as a component of shareholders' deficit.
In 1997, the Company adopted the Choice Hotels International, Inc. Non-Qualified Retirement Savings and Investment Plan ("Non-Qualified Plan"). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. As of March 31, 2014 and December 31, 2013, the Company had recorded a deferred compensation liability of $13.6 million and $13.7 million, respectively, related to these deferrals. Compensation expense is recorded in SG&A expense on the Company's consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. The net increase (decrease) in compensation expense recorded in SG&A related to the Non-Qualified Plan for the three months ended March 31, 2014 and 2013 was $(0.1) million and $0.8 million, respectively.

The diversified investments held in the trusts were $12.5 million and $12.3 million as of March 31, 2014 and December 31, 2013, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment gains related to the Non-Qualified Plan during the three months ended March 31, 2014 and 2013 of approximately $37 thousand and $0.6 million, respectively. In addition, the Non-Qualified Plan held shares of the Company's common stock with a market value of $1.1 million and $1.4 million at March 31, 2014 and December 31, 2013, respectively, which are recorded as a component of shareholders' deficit.

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

The Company's policy is to recognize transfers in and transfers out of the three levels of the fair value hierarchy as of the end of each quarterly reporting period. There were no transfers between Level 1, 2 and 3 assets during the three months ended March 31, 2014.
As of March 31, 2014 and December 31, 2013, the Company had the following assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets	(In thousands)
As of March 31, 2014
Money market funds, included in cash and cash equivalents	$50,001	$—	$50,001	$—
Mutual funds(1)	15,206	15,206	—	—
Money market funds(1)	1,820	—	1,820	—
	$67,027	$15,206	$51,821	$—
As of December 31, 2013
Money market funds, included in cash and cash equivalents	$50,001	$—	$50,001	$—
Mutual funds(1)	14,564	14,564	—	—
Money market funds(1)	1,786	—	1,786	—
	$66,351	$14,564	$51,787	$—
________________________

(1)	Included in Investments, employee benefit plans fair value on the consolidated balance sheets.
Other Financial Instruments
The Company believes that the fair value of its current assets and current liabilities approximate their reported carrying amounts due to the short-term nature of these items. In addition, the interest rates of the Company's Credit Facility adjust frequently based on current market rates; accordingly its carrying amount approximates fair value.
The Company estimates the fair value of notes receivable which approximate their carrying value, utilizing an analysis of future cash flows and credit worthiness for similar types of arrangements. Based upon the availability of market data, these notes receivables have been classified as Level 3 inputs. The primary sensitivity in these calculations is based on the selection of appropriate interest and discount rates. For further information on the notes receivables see Note 3.
The fair value of the Company's 2010 and 2012 Senior Notes are classified as Level 2 as the significant inputs are observable in an active market. At March 31, 2014 and December 31, 2013, the 2010 Senior Notes had an approximate fair value of $270.0 million and $261.3 million, respectively. At March 31, 2014 and December 31, 2013, the 2012 Senior Notes had an approximate fair value of $424.0 million and $416.0 million, respectively.

Fair values estimated are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment.  Settlement of such fair value amounts may not be possible and may not be a prudent management decision.

11.	Income Taxes
The effective income tax rates for income from continuing operations were 30.8% and 25.8% for the three months ended March 31, 2014 and 2013, respectively. The effective income tax rate for discontinued operations was 37.1% for both the three months ended March 31, 2014 and 2013.
The effective income tax rate for continuing operations for the three months ended March 31, 2014 and 2013 was lower than the U.S federal income tax rate of 35% due to the recurring impact of foreign operations, partially offset by state income taxes. The effective income tax rate for continuing operations for the three months ended March 31, 2013 was further reduced by the settlement of unrecognized tax positions and by legislation retroactively extending the U.S. controlled foreign corporation look-through rules.

12.	Share-Based Compensation and Capital Stock
Stock Options
The Company granted 0.7 million and 0.2 million options to certain employees of the Company at a fair value of $5.7 million and $1.7 million for the three months ended March 31, 2014 and 2013, respectively. The stock options granted by the Company had an exercise price equal to the market price of the Company's common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2014 Grants	2013 Grants
Risk-free interest rate	1.56%	0.73%
Expected volatility	25.01%	38.14%
Expected life of stock option	4.5 years	4.5 years
Dividend yield	1.62%	2.01%
Requisite service period	4 years	4 years
Contractual life	7 years	7 years
Weighted average fair value of options granted	$8.82	$9.89
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
The aggregate intrinsic value of the stock options outstanding and exercisable at March 31, 2014 was $31.6 million and $27.5 million, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2014 and 2013 was approximately $1.3 million and $2.3 million, respectively.
The Company received approximately $1.5 million and $5.4 million in proceeds from the exercise of 58,749 and 204,323 employee stock options during the three month periods ended March 31, 2014 and 2013, respectively.

Restricted Stock
The following table is a summary of activity related to restricted stock grants:

	Three Months Ended
	March 31,
	2014	2013
Restricted share grants	129,793	194,541
Weighted average grant date fair value per share	$46.71	$36.76
Aggregate grant date fair value ($000)	$6,062	$7,151
Restricted shares forfeited	1,332	21,499
Vesting service period of shares granted	4 years	3 - 4 years
Grant date fair value of shares vested ($000)	$7,269	$6,999
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
Performance Vested Restricted Stock Units
The Company has granted performance vested restricted stock units ("PVRSU") to certain employees. The fair value is measured by the market price of the Company's common stock on the date of the grant. The vesting of these stock awards is contingent upon the Company achieving performance targets at the end of specified performance periods and the employees' continued employment. The performance conditions affect the number of shares that will ultimately vest. The range of possible stock-based award vesting is generally between 0% and 200% of the initial target. If minimum performance targets are not attained then no awards will vest under the terms of the various PVRSU agreements. Compensation expense related to these awards is recognized over the requisite service period based on the Company's estimate of the achievement of the various performance targets. The Company has currently estimated that between 71% and 120% of the various award targets will be achieved. Compensation expense is recognized ratably over the requisite service period only on those PVRSUs that ultimately vest.
The following table is a summary of activity related to PVRSU grants:

	Three Months Ended
	March 31,
	2014	2013
Performance vested restricted stock units granted at target	43,871	58,902
Weighted average grant date fair value per share	$45.59	$36.76
Aggregate grant date fair value ($000)	$2,000	$2,165
Stock units forfeited	—	—
Requisite service period	36 months	22-36 months
During the three months ended March 31, 2014, a total of 28,886 PVRSU grants vested at a fair value of $1.4 million. These PVRSU grants were initially granted at a target of 18,635 units. However, since the Company achieved 155% of the targeted performance conditions contained in the stock awards granted in prior periods, an additional 10,251 shares were earned and issued.
During the three months ended March 31, 2013, a total of 39,816 PVRSU grants vested at a fair value of $1.3 million. These PVRSU grants were initially granted at a target of 30,624 units. However, since the Company achieved 130% of the targeted performance conditions contained in the stock awards granted in prior periods, an additional 9,192 shares were earned and issued.

A summary of stock-based award activity as of March 31, 2014 and changes during the three months ended are presented below:

	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	1,661,952	$26.44		563,345	$36.64	216,342	$37.34
Granted	651,757	$45.59		129,793	$46.71	43,871	$45.59
Performance based leveraging (1)	—	$—		—	$—	10,251	$41.25
Exercised/Vested	(58,749)	$26.33		(151,957)	$36.57	(28,886)	$41.25
Expired	—	$—		—	$—	—	$—
Forfeited	—	$—		(1,332)	$37.57	—	$—
Outstanding at March 31, 2014	2,254,960	$31.98	4.0	539,849	$39.08	241,578	$38.54
Options exercisable at March 31, 2014	1,326,714	$25.24	2.3
_________________________________
(1)PVRSU units outstanding have been increased by 10,251 units due to the Company exceeding the targeted performance conditions contained in PVRSUs granted in prior periods during the three months ended March 31, 2014.
The components of the Company’s pretax share-based compensation expense and associated income tax benefits are as follows for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
(in millions)	2014	2013
Stock options	$0.4	$0.5
Restricted stock	1.9	1.8
Performance vested restricted stock units	0.7	0.6
Total	$3.0	$2.9
Income tax benefits	$1.1	$1.1
Dividends
The Company currently pays a quarterly dividend on its common stock of $0.185 per share, however the declaration of future dividends are subject to the discretion of the board of directors. During both the three months ended March 31, 2014 and 2013, the Company's board of directors declared a quarterly cash dividend of $0.185 per share or approximately $10.8 million.

In addition, during the three months ended March 31, 2014 and 2013, the Company recorded dividends totaling $0.4 million and $0.5 million related to previously declared dividends that were contingent upon the vesting of performance vested restricted stock units.

Share Repurchases and Redemptions
No shares of common stock were purchased by the Company under the share repurchase program during the three months ended March 31, 2014 and 2013.
During the three months ended March 31, 2014, the Company redeemed 94,443 shares of common stock at a total cost of approximately $4.5 million from employees to satisfy the option exercise price and minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. During the three months ended March 31, 2013, the Company redeemed 96,977 shares of common stock at a total cost of approximately $3.6 million from employees to satisfy statutory minimum tax requirements from the vesting of restricted stock and performance vested restricted stock unit grants. These redemptions were outside the share repurchase program.
Other
Effective January 1, 2014, the Company reduced its reported number of common shares outstanding by 0.3 million shares to address a reconciling item with the Company's share transfer agent.

13.	Earnings Per Share
The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2014	2013
Computation of Basic Earnings Per Share:
Numerator:
Net income from continuing operations	$17,331	$15,556
Net income (loss) from discontinued operations	1,641	(33)
Net income	18,972	15,523
Income allocated to participating securities	(166)	(163)
Net income available to common shareholders	$18,806	$15,360
Denominator:
Weighted average common shares outstanding – basic	57,807	57,720

Basic earnings per share - Continuing operations	$0.30	$0.27
Basic earnings per share - Discontinued operations	$0.03	$—
	$0.33	$0.27

Computation of Diluted Earnings Per Share:
Numerator:
Net income from continuing operations	$17,331	$15,556
Net income (loss) from discontinued operations	1,641	(33)
Net income	18,972	15,523
Income allocated to participating securities	(165)	(162)
Net income available to common shareholders	$18,807	$15,361
Denominator:
Weighted average common shares outstanding – basic	57,806	57,720
Diluted effect of stock options and PVRSUs	493	361
Weighted average common shares outstanding – diluted	58,299	58,081

Diluted earnings per share - Continuing operations	$0.29	$0.26
Diluted earnings per share - Discontinued operations	$0.03	$—
	$0.32	$0.26

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
At March 31, 2014 and 2013, the Company had 2.3 million and 1.8 million outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the period, unless the stock options would be anti-dilutive. For the three months ended March 31, 2014 and 2013, the Company did not exclude any anti-dilutive stock options from the diluted earnings per share calculation.
PVRSUs are also included in the diluted earnings per share calculation when the performance conditions have been met at the reporting date. However, at March 31, 2014 and 2013, PVRSUs totaling 241,578 and 198,394, respectively, were excluded from the computation since the performance conditions had not been met.

14.	Condensed Consolidating Financial Statements
The Company’s 2010 and 2012 Senior Notes are guaranteed jointly, severally, fully and unconditionally, subject to certain customary limitations, by certain of the Company’s domestic subsidiaries. There are no legal or regulatory restrictions on the payment of dividends to Choice Hotels International, Inc. from subsidiaries that do not guarantee the Senior Notes. As a result of the guarantee arrangements, the following condensed consolidating financial statements are presented. Investments in subsidiaries are accounted for under the equity method of accounting.

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Three Months Ended March 31, 2014
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$46,333	$24,215	$10,325	$(29,192)	$51,681
Initial franchise and relicensing fees	3,584	—	156	—	3,740
Procurement services	4,631	—	147	—	4,778
Marketing and reservation	73,112	73,903	4,246	(67,249)	84,012
Other	2,956	—	116	—	3,072
Total revenues	130,616	98,118	14,990	(96,441)	147,283
OPERATING EXPENSES:
Selling, general and administrative	30,357	22,091	3,207	(29,192)	26,463
Marketing and reservation	75,990	70,944	4,327	(67,249)	84,012
Depreciation and amortization	751	1,162	209	—	2,122
Total operating expenses	107,098	94,197	7,743	(96,441)	112,597
Operating income	23,518	3,921	7,247	—	34,686
OTHER INCOME AND EXPENSES, NET:
Interest expense	10,168	1	2	—	10,171
Equity in earnings of consolidated subsidiaries	(10,946)	61	—	10,885	—
Other items, net	(428)	(67)	(32)	—	(527)
Total other income and expenses, net	(1,206)	(5)	(30)	10,885	9,644
Income from continuing operations before income taxes	24,724	3,926	7,277	(10,885)	25,042
Income taxes	5,752	1,862	97	—	7,711
Income from continuing operations	18,972	2,064	7,180	(10,885)	17,331
Income (loss) from discontinued operations, net of income taxes	—	1,641	—	—	1,641
Net income	$18,972	$3,705	$7,180	$(10,885)	$18,972

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Three Months Ended March 31, 2013
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$44,236	$24,205	$9,195	$(27,900)	$49,736
Initial franchise and relicensing fees	3,568	—	209	—	3,777
Procurement services	3,800	—	150	—	3,950
Marketing and reservation	65,159	76,131	4,582	(69,432)	76,440
Other	1,788	—	225	—	2,013
Total revenues	118,551	100,336	14,361	(97,332)	135,916
OPERATING EXPENSES:
Selling, general and administrative	29,082	22,438	3,296	(27,900)	26,916
Marketing and reservation	67,698	73,136	5,038	(69,432)	76,440
Depreciation and amortization	714	1,127	200	—	2,041
Total operating expenses	97,494	96,701	8,534	(97,332)	105,397
Operating income	21,057	3,635	5,827	—	30,519
OTHER INCOME AND EXPENSES, NET:
Interest expense	10,736	33	1	—	10,770
Equity in earnings of consolidated subsidiaries	(7,967)	—	—	7,967	—
Other items, net	(548)	(711)	46	—	(1,213)
Total other income and expenses, net	2,221	(678)	47	7,967	9,557
Income from continuing operations before income taxes	18,836	4,313	5,780	(7,967)	20,962
Income taxes	3,313	1,911	182	—	5,406
Income from continuing operations	$15,523	$2,402	$5,598	$(7,967)	$15,556
Income (loss) from discontinued operations, net of income taxes	—	(33)	—	—	(33)
Net income	$15,523	$2,369	$5,598	$(7,967)	$15,523

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2014
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net income	$18,972	$3,705	$7,180	$(10,885)	$18,972
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	215	—	—	—	215
Foreign currency translation adjustment	533	—	533	(533)	533
Other comprehensive income (loss), net of tax	748	—	533	(533)	748
Comprehensive income	$19,720	$3,705	$7,713	$(11,418)	$19,720

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2013
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net income (loss)	$15,523	$2,369	$5,598	$(7,967)	$15,523
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	215	—	—	—	215
Foreign currency translation adjustment	(232)	—	(232)	232	(232)
Other comprehensive income (loss), net of tax	(17)	—	(232)	232	(17)
Comprehensive income	$15,506	$2,369	$5,366	$(7,735)	$15,506

Choice Hotels International, Inc.
Condensed Consolidating Balance Sheet
As of March 31, 2014
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$10,363	$298	$164,217	$—	$174,878
Receivables, net	51,720	1,615	5,906	—	59,241
Other current assets	24,176	21,469	1,224	(3,274)	43,595
Total current assets	86,259	23,382	171,347	(3,274)	277,714
Property and equipment, at cost, net	11,114	44,600	950	—	56,664
Goodwill	60,620	5,193	—	—	65,813
Franchise rights and other identifiable intangibles, net	6,017	1,941	1,246	—	9,204
Advances, marketing and reservation activities	18,856	—	—	—	18,856
Notes receivable, net of allowances	13,182	19,282	1,759	—	34,223
Investments, employee benefit plans, at fair value	—	16,852	—	—	16,852
Investment in affiliates	386,444	30,299	—	(416,743)	—
Advances to affiliates	12,376	188,294	11,031	(211,701)	—
Deferred income taxes	—	30,010	948	(10,637)	20,321
Other assets	8,826	13,405	33,022	—	55,253
Total assets	$603,694	$373,258	$220,303	$(642,355)	$554,900
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$6,219	$34,219	$4,380	$—	$44,818
Accrued expenses	19,462	15,828	1,929	—	37,219
Deferred revenue	12,057	56,303	795	—	69,155
Current portion of long-term debt	10,312	703	11	—	11,026
Deferred compensation and retirement plan obligations	—	573	—	—	573
Other current liabilities	—	8,740	—	(3,274)	5,466
Total current liabilities	48,050	116,366	7,115	(3,274)	168,257
Long-term debt	791,150	4,332	15	—	795,497
Deferred compensation & retirement plan obligations	—	22,378	9	—	22,387
Advances from affiliates	203,922	354	7,425	(211,701)	—
Other liabilities	15,205	17,992	832	(10,637)	23,392
Total liabilities	1,058,327	161,422	15,396	(225,612)	1,009,533
Total shareholders’ (deficit) equity	(454,633)	211,836	204,907	(416,743)	(454,633)
Total liabilities and shareholders’ deficit	$603,694	$373,258	$220,303	$(642,355)	$554,900

Choice Hotels International, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2013
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$9,785	$569	$157,441	$—	$167,795
Receivables, net	46,135	1,350	6,036	—	53,521
Other current assets	26,072	15,846	752	(5,340)	37,330
Total current assets	81,992	17,765	164,229	(5,340)	258,646
Property and equipment, at cost, net	11,087	54,203	802	—	66,092
Goodwill	60,620	5,193	—	—	65,813
Franchise rights and other identifiable intangibles, net	6,553	2,096	1,304	—	9,953
Advances, marketing and reservation activities	19,127	—	—	—	19,127
Notes receivable, net of allowances	13,257	17,158	1,457	—	31,872
Investments, employee benefit plans, at fair value	—	15,950	—	—	15,950
Investment in affiliates	372,889	28,312	—	(401,201)	—
Advances to affiliates	14,175	189,833	10,919	(214,927)	—
Deferred income taxes	—	30,504	912	(11,134)	20,282
Other assets	8,955	13,184	30,025	—	52,164
Total assets	$588,655	$374,198	$209,648	$(632,602)	$539,899
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$6,276	$30,778	$4,609	$—	$41,663
Accrued expenses	28,215	26,503	1,907	—	56,625
Deferred revenue	7,065	53,414	709	—	61,188
Current portion of long-term debt	9,375	702	11	—	10,088
Deferred compensation and retirement plan obligations	—	2,492	—	—	2,492
Other current liabilities	—	7,401	221	(5,340)	2,282
Total current liabilities	50,931	121,290	7,457	(5,340)	174,338
Long-term debt	778,946	4,507	18	—	783,471
Deferred compensation & retirement plan obligations	—	22,520	7	—	22,527
Advances from affiliates	206,931	362	7,634	(214,927)	—
Other liabilities	16,092	18,216	634	(11,134)	23,808
Total liabilities	1,052,900	166,895	15,750	(231,401)	1,004,144
Total shareholders’ (deficit) equity	(464,245)	207,303	193,898	(401,201)	(464,245)
Total liabilities and shareholders' deficit	$588,655	$374,198	$209,648	$(632,602)	$539,899

Choice Hotels International, Inc.
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2014
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$4,252	$(5,359)	$6,371	$—	$5,264

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(1,359)	(1,444)	(212)	—	(3,015)
Equity method investments	—	(98)	(3,281)	—	(3,379)
Issuance of mezzanine and other notes receivable	(587)	—	—	—	(587)
Collections of mezzanine and other notes receivable	68	—	—	—	68
Purchases of investments, employee benefit plans	—	(890)	—	—	(890)
Proceeds from sales of investments, employee benefit plans	—	281	—	—	281
Proceeds from sales of assets	—	8,703	—	—	8,703
Advances to and investments in affiliates	(1,000)	(2,314)	—	3,314	—
Other items, net	(154)	—	—	—	(154)
Net cash provided (used) in investing activities	(3,032)	4,238	(3,493)	3,314	1,027

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings pursuant to revolving credit facility	15,000	—	—	—	15,000
Principal payments on long-term debt	(1,875)	(174)	(3)	—	(2,052)
Proceeds from contribution from affiliates	—	—	3,314	(3,314)	—
Purchase of treasury stock	(4,530)	—	—	—	(4,530)
Dividends paid	(10,784)	—	—	—	(10,784)
Excess tax benefits from stock-based compensation	—	1,024	—	—	1,024
Proceeds from exercise of stock options	1,547	—	—	—	1,547
Net cash provided (used) by financing activities	(642)	850	3,311	(3,314)	205
Net change in cash and cash equivalents	578	(271)	6,189	—	6,496
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	587	—	587
Cash and cash equivalents at beginning of period	9,785	569	157,441	—	167,795
Cash and cash equivalents at end of period	$10,363	$298	$164,217	$—	$174,878

Choice Hotels International, Inc.
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2013
(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$(17,180)	$7,732	$9,593	$—	$145

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(2,328)	(11,237)	(80)	—	(13,645)
Equity method investments	—	—	(1,000)	—	(1,000)
Collections of mezzanine and other notes receivable	19	—	—	—	19
Purchases of investments, employee benefit plans	—	(1,242)	—	—	(1,242)
Proceeds from sales of investments, employee benefit plans	—	3,882	—	—	3,882
Advances to and investments in affiliates	(1,000)	—	—	1,000	—
Other items, net	(101)	—	—	—	(101)
Net cash provided (used) in investing activities	(3,410)	(8,597)	(1,080)	1,000	(12,087)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings pursuant to revolving credit facility	18,000	—	—	—	18,000
Principal payments on long-term debt	(1,875)	(166)	(5)	—	(2,046)
Purchase of treasury stock	(3,634)	—	—	—	(3,634)
Dividends paid	(503)	—	—	—	(503)
Excess tax benefits from stock-based compensation	—	952	—	—	952
Proceeds from contributions from affiliates	—	—	1,000	(1,000)	—
Proceeds from exercise of stock options	5,367	—	—	—	5,367
Net cash provided (used) by financing activities	17,355	786	995	(1,000)	18,136
Net change in cash and cash equivalents	(3,235)	(79)	9,508	—	6,194
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(146)	—	(146)
Cash and cash equivalents at beginning of period	8,420	407	125,350	—	134,177
Cash and cash equivalents at end of period	$5,185	$328	$134,712	$—	$140,225

15.	Reportable Segment Information

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
The Company evaluates its segments based primarily on the results of the segment without allocating corporate expenses, income taxes or indirect general and administrative expenses. Equity in earnings or losses from franchising related joint ventures is allocated to the Company's franchising segment. All other joint ventures are allocated to corporate & other. Corporate and other revenue consists of hotel operations; corporate and other expenses consist primarily of overhead selling, general and administrative costs such as finance, legal, human resources and other general administrative expenses that are not allocated to the Company's two segments. As described in Note 4, certain interest expenses related to the Company's marketing and reservation activities are allocated to the franchising segment. The Company does not allocate the remaining interest expense, interest income, other gains and losses or income taxes to its segments.
Financial results for the three months ended March 31, 2013 have been updated to reflect the financial results for the Company's SkyTouch segment which was established as a separate segment in the second quarter of 2013. The financial results related to SkyTouch were previously reported as a component of Corporate & Other.
The following table presents the financial information for the Company's segments:

	Three Months Ended March 31, 2014				Three Months Ended March 31, 2013
(In thousands)	Franchising	SkyTouch Technology	Corporate & Other	Consolidated	Franchising	SkyTouch Technology	Corporate & Other	Consolidated
Revenues	$147,230	$53	$—	$147,283	$135,916	$—	$—	$135,916
Operating income (loss)	$48,847	$(3,350)	$(10,811)	$34,686	$45,504	$(2,255)	$(12,730)	$30,519
Income (loss) from continuing operations before income taxes	$48,856	$(3,350)	$(20,464)	$25,042	$45,363	$(2,255)	$(22,146)	$20,962

16.	Commitments and Contingencies
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
On November 15, 2013, the Company entered into a limited payment guaranty with regards to a VIE's $46.2 million bank loan for the construction of a hotel franchised under one of the Company's brands in the United States. Under the terms of the limited guaranty, the Company has agreed to unconditionally guarantee and become surety for the full and timely payment of the guaranteed outstanding principal balance, as well as any unpaid expenses incurred by the lender. The guarantee is limited to 25% of the outstanding principal balance of the $46.2 million loan due at any time. The limited guaranty shall remain in effect until the maximum amount guaranteed by the Company is repaid in full. The maturity date of the VIE's loan is May 2017. In conjunction with this guaranty, the Company has entered into a reimbursement and guaranty agreement with certain individuals that requires them to reimburse the Company in an amount equal to 75% of any payments made by the Company under this limited payment guaranty.
Commitments
The Company has the following commitments outstanding at March 31, 2014:

•
The Company occasionally provides financing in the form of forgivable promissory notes or cash incentives to franchisees for property improvements, hotel development efforts and other purposes. At March 31, 2014, the Company had commitments to extend an additional $11.1 million for these purposes provided certain conditions are met by its franchisees, of which $5.8 million is expected to be advanced in the next twelve months.

•
The Company committed to make additional capital contributions totaling $4.1 million to existing joint ventures related to the construction of various hotels to be operated under the Company's Cambria Suites brand. These commitments are expected to be funded in the next twelve months.

•
The Company has a property improvement incentive program for its domestic Comfort Inn and Comfort Suites hotels to incent hotel owners to renovate their properties to accelerate improvement of the brand's product quality and consistency, guest satisfaction and brand performance. The Company has committed to provide financing in the form of forgivable promissory notes to qualifying domestic hotels for a portion of their Company approved and completed property improvement expenses. Financing will be provided upon the completion and Company certification of the renovations. At March 31, 2014, the Company had commitments to extended $31.1 million for this purpose provided certain conditions are met by its franchisees. These commitments are expected to be funded in the next twelve months.

•
The Company has committed to loan monies totaling approximately $3.3 million to support the construction of a hotel under the Company's Cambria Suites brand. At March 31, 2014, the Company had funded approximately $0.6 million of this commitment and is expected to fund the remaining commitment within the next twelve months.

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

17. Discontinued Operations

In the first quarter of 2014, the Company's management approved a plan to sell the three Company-owned hotels operated under the MainStay Suites brand. At March 31, 2014, the Company had disposed of two of the three hotels and expects the third hotel to be sold during the year ended December 31, 2014. The Company determined that this disposal transaction met the definition of a discontinued operation since the operations and cash flows of this component has and will be eliminated from the on-going operations of the Company and the Company will not have significant continuing involvement in the operations of the hotels after the disposal transaction.

The operations related to these three Company-owned hotels were reported as a component of "Corporate and Other" for segment reporting purposes. The results of operations for the three months ended March 31, 2014 and the Company's financial position as of March 31, 2014 presented in these Consolidated Financial Statements reflect these three Company-owned hotels as discontinued operations. The results of operations for the three months ended March 31, 2013 presented in the Consolidated Financial Statements have been reclassified to account for these operations as discontinued. Summarized financial information related to the discontinued operations is as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Revenues
Hotel operations	$690	$956
Total revenues	690	956
Expenses
Hotel operations	662	875
Depreciation and amortization	—	134
Total operating expenses	662	1,009
Operating income (loss)	28	(53)
Gain on disposal of discontinued operations	2,581	—
Income (loss) from discontinued operations before income taxes	2,609	(53)
Income tax (benefit)	968	(20)
Income (loss) from discontinued operations	$1,641	$(33)

	As of March 31, 2014	As of December 31, 2013
	(In thousands)
Cash	$274	$550
Receivables, net	67	106
Other current assets (includes assets held for sale totaling $2,723 at March 31, 2014)	2,870	223
Income taxes receivable	—	20
Total current assets	3,211	899
Property and equipment, at cost, net	—	8,816
Total assets	$3,211	$9,715

Accounts payable	$225	$425
Accrued expenses	10	10
Income taxes payable	$968	$—
Total liabilities	$1,203	$435

Net assets of discontinued operations	$2,008	$9,280

18. Subsequent Events

On April 29, 2014, the Company sold a MainStay Suites hotel located in Greenville, South Carolina for $3.1 million. The sale of the property included all fixtures, furnishings and equipment located in the hotel and all other assets, rights and property pertaining to the ownership and operations of the MainStay.

On May 8, 2014, the Company's board of directors declared a quarterly cash dividend of $0.185 per share of common stock. The dividend is payable on July 15, 2014 to stockholders of record on July 1, 2014. Based on the Company's share count at March 31, 2014, total dividends to be paid are expected to be approximately $10.8 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand the consolidated financial condition and results of operations of Choice Hotels International, Inc. and its subsidiaries (together the "Company") contained in this report. MD&A is provided as a supplement to-and should be read in conjunction with-our consolidated financial statements and the accompanying notes.

Overview
We are a primarily a hotel franchisor with franchise agreements representing 6,364 hotels open and 493 hotels under construction, awaiting conversion or approved for development as of March 31, 2014, with 507,152 rooms and 39,163 rooms, respectively, in 50 states, the District of Columbia and over 35 countries and territories outside the United States. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Ascend Hotel Collection®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, and Cambria Suites® (collectively, the "Choice brands").
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
Our business strategy has been to conduct direct franchising in those international markets where both franchising is an accepted business model and we believe our brands can achieve significant scale. We elect to enter into master franchise agreements in those markets where direct franchising is currently not a prevalent or viable business model. When entering into master franchising relationships, we strive to select partners that have professional hotel and asset management capabilities together with the financial capacity to invest in building the Choice brands in their respective markets. Master franchising relationships typically provide lower revenues to the Company as the master franchisees are responsible for managing certain necessary services (such as training, quality assurance, reservations and marketing) to support the franchised hotels in the master franchise area and therefore retain a larger percentage of the hotel franchise fees to cover their expenses. In certain circumstances, the Company has and may continue to make equity investments in our master franchisees.
As a result of our use of master franchising relationships and international market conditions, total revenues from international franchising operations comprised 8% of our total revenues for the three months ended March 31, 2014, while representing approximately 18% of hotels open at March 31, 2014. Therefore, our description of the franchise system is primarily focused on the domestic operations.
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
With a focus on hotel franchising instead of ownership, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our business provides opportunities to improve operating results by increasing the number of franchised hotel rooms and effective royalty rates of our franchise contracts resulting in increased initial fee and relicensing revenue, ongoing royalty fees and procurement services revenues. In addition, our operating results can also be improved through our company-wide efforts related to improving property level performance. The Company currently estimates, based on its current domestic portfolio of hotels under franchise, a 1% change in revenue per available room ("RevPAR") or rooms under franchise would increase or decrease annual domestic royalty revenues by approximately $2.5 million and a 1 basis point change in the Company's effective royalty rate would increase or decrease annual domestic royalties by approximately $0.6 million. In addition to these revenues, we also collect marketing and reservation system fees to support centralized marketing and reservation activities for the franchise system. The Company's hotel franchising business currently has relatively low capital expenditure requirements.
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
We believe that executing our strategic priorities creates value for our shareholders. Our Company focuses on two key goals:
Profitable Growth. Our success is dependent on improving the performance of our hotels, increasing our system size by selling additional hotel franchises, effective royalty rate improvement and maintaining a disciplined cost structure. We attempt to improve our franchisees’ revenues and overall profitability by providing a variety of products and services designed to increase business delivery to and/or reduce operating and development costs for our franchisees. These products and services include national marketing campaigns, a central reservation system, property and yield management systems, quality assurance standards and qualified vendor relationships. We believe that healthy brands, which deliver a compelling return on investment for franchisees, will enable us to sell additional hotel franchises and raise royalty rates over time. We have established multiple brands that meet the needs of many types of guests, and can be developed at various price points and applied to both new and existing hotels. This is intended to ensure that we have brands suitable for creating growth in a variety of market conditions. Improving the performance of the hotels under franchise, growing the system through additional franchise sales and improving franchise agreement pricing while maintaining a disciplined cost structure are the keys to profitable growth.
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
Historically, we have returned value to our shareholders through share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. Since the program's inception through March 31, 2014, we have repurchased 45.3 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.1 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 78.3 million shares at an average price of $13.89 per share. At March 31, 2014, we had approximately 1.4 million shares remaining under the current share repurchase authorization. We currently believe that our cash flows from operations will support our ability to complete the current board of directors repurchase authorization. Upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
The Company commenced paying quarterly dividends in 2004 and in 2012 the Company elected to pay a special cash dividend totaling approximately $600 million. The Company currently maintains the payment of a quarterly dividend on its common shares outstanding of $0.185 per share, however the declaration of future dividends are subject to the discretion of the board of directors. During the three months ended March 31, 2014, we paid cash dividends totaling approximately $10.8 million. We expect to continue to pay dividends in the future, subject to declaration by our board of directors as well as future business performance, economic conditions, changes in income tax regulations and other factors. Based on the present dividend rate and outstanding share count, we expect that aggregate annual regular dividends for 2014 would be approximately $43.6 million.
The Company also allocates capital to exploring growth opportunities in business areas that are adjacent or complementary to our core hotel franchising business, which leverage our core competencies and are additive to our franchising business model. The timing and amount of these investments are subject to market and other conditions and include the following:
Our board of directors authorized a program which permits us to offer financing, investment and guaranty support to qualified franchisees as well as allows us to acquire and resell real estate to incent franchise development for certain brands in strategic markets. Recent market conditions have resulted in increased opportunities to incentivize development under this program and as a result over the next several years we expect to deploy capital pursuant to this program opportunistically to promote growth of our emerging brands. The amount and timing of the investment in this program will be dependent on market and other conditions. Our current expectation is that our annual investment in this program will range from $20 million to $40 million per year and we generally expect to recycle these investments within a five year period.
In March 2013, the Company announced the launch of a new division, SkyTouch Technology ("SkyTouch"), which develops and markets cloud-based technology products for the hotel industry. In conjunction with the establishment of this new division, the Company expects to incur costs in excess of revenues earned as it further develops SkyTouch's product offerings and invests in sales and marketing. During the year ended December 31, 2014, the Company expects to incur selling, general and administrative ("SG&A") expenses in excess of revenues by approximately $20 million.
Notwithstanding investments in SkyTouch and other alternative growth strategies, the Company expects to continue to return value to its shareholders over time through a combination of share repurchases and dividends, subject to the discretion of our board of directors as well as to business performance, economic conditions, changes in income tax regulations and other factors.
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
Franchising Revenues: The Company utilizes franchising revenues, which exclude revenues from marketing and reservation system activities and the SkyTouch division, rather than total revenues when analyzing the performance of the business. Marketing and reservation activities are excluded from franchising revenues since the Company is contractually required by its franchise agreements to use the fees collected for marketing and reservation activities; as such, no income or loss to the Company is generated. Cumulative marketing and reservation system fees not expended are recorded as a liability in the Company’s financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements. Cumulative marketing and reservation expenditures incurred in excess of fees collected for marketing and reservation activities are deferred and recorded as an asset in the Company’s financial statements and recovered in future periods. SkyTouch is a division of the Company that develops and markets cloud-based technology products, including inventory management, pricing and connectivity to third party channels, to hoteliers not under franchise agreements with the Company. SkyTouch operations are excluded from franchising revenues since those operations do not reflect the Company's core franchising business but represent an adjacent, complimentary line of business. This non-GAAP measure is a commonly used measure of performance in our industry and facilitates comparisons between the Company and its competitors.
Calculation of Franchising Revenues

	Three Months Ended March 31,
	(in thousands)
	2014	2013
Franchising Revenues:
Total Revenues	$147,283	$135,916
Adjustments:
Marketing and reservation system revenues	(84,012)	(76,440)
SkyTouch division	(53)	—
Franchising Revenues	$63,218	$59,476

Adjusted EBITDA: We also utilize adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") to analyze our results which reflects earnings from continuing operations excluding the impact of interest expense, interest income, provision for income taxes, depreciation and amortization, other (gains) and losses and equity earnings of unconsolidated affiliates. We consider Adjusted EBITDA to be an indicator of operating performance because we use it to measure our ability to service debt, fund capital expenditures, and expand our business. We also use Adjusted EBITDA, as do analysts, lenders, investors and others, to evaluate companies because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies. Adjusted EBITDA also excludes depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. Additionally, Adjusted EBITDA is also utilized as a performance indicator as it excludes equity in earnings of unconsolidated affiliates and other (gains) and losses which primarily reflect the performance of investments held in the Company's non-qualified retirement, savings and investment plans which can vary widely from period to period based on market conditions.

Calculation of Adjusted EBITDA

	Three Months Ended March 31,
	(in thousands)
	2014	2013
Adjusted EBITDA:
Income from continuing operations	$17,331	$15,556
Income taxes	7,711	5,406
Interest expense	10,171	10,770
Interest income	(503)	(644)
Other (gains) and losses	(59)	(710)
Equity in net loss of affiliates	35	141
Depreciation and amortization	2,122	2,041
Adjusted EBITDA	$36,808	$32,560

Operations Review
Comparison of Operating Results for the Three-Month Periods Ended March 31, 2014 and 2013

Summarized financial results for the three months ended March 31, 2014 and 2013 are as follows:

(in thousands, except per share amounts)	2014	2013
REVENUES:
Royalty fees	$51,681	$49,736
Initial franchise and relicensing fees	3,740	3,777
Procurement services	4,778	3,950
Marketing and reservation	84,012	76,440
Other	3,072	2,013
Total revenues	147,283	135,916
OPERATING EXPENSES:
Selling, general and administrative	26,463	26,916
Depreciation and amortization	2,122	2,041
Marketing and reservation	84,012	76,440
Total operating expenses	112,597	105,397
Operating income	34,686	30,519
OTHER INCOME AND EXPENSES, NET:
Interest expense	10,171	10,770
Interest income	(503)	(644)
Other (gains) and losses	(59)	(710)
Equity in net loss of affiliates	35	141
Total other income and expenses, net	9,644	9,557
Income from continuing operations before income taxes	25,042	20,962
Income taxes	7,711	5,406
Income from continuing operations	17,331	15,556
Income (loss) from discontinued operations, net of income taxes	1,641	(33)
Net income	$18,972	$15,523

Results of Operations
The Company recorded income from continuing operations of $17.3 million for the three month period ended March 31, 2014, a $1.8 million, or 11% increase from the same period of the prior year. The increase in income from continuing operations primarily reflects a $4.2 million increase in operating income partially offset by an increase in the Company's effective income tax rate from continuing operations from 25.8% for the three month period ended March 31, 2013 to 30.8% for the three month period ended March 31, 2014.
Operating income increased $4.2 million as the Company's franchising revenues increased by $3.7 million or 6.3% and SG&A expenses declined $0.5 million. Adjusted EBITDA for the three months ended March 31, 2014 increased $4.2 million or 13.0% to $36.8 million. The key drivers of these fluctuations are described in more detail below.
Franchising Revenues: Franchising revenues were $63.2 million for the three months ended March 31, 2014 compared to $59.5 million for the three months ended March 31, 2013, an increase of 6%. The increase in franchising revenues is primarily due to a $1.9 million or 4% increase in royalty revenues, a $0.8 million increase in procurement services revenues and a $1.1 million increase in other revenues.
Royalty Fees
Domestic royalty fees for the three months ended March 31, 2014 increased $2.2 million to $46.5 million, an increase of 5% compared to the three months ended March 31, 2013. The increase in royalties is attributable to a combination of factors including a 5.6% increase in RevPAR and a 1.6% increase in the number of domestic franchised hotel rooms open. These increases were partially offset by a 4 basis point decline in the effective royalty rate from 4.39% to 4.35%. System-wide RevPAR increased due to a combination of a 1.1% increase in average daily rates and a 200 basis point increase in occupancy rates.
A summary of the Company's domestic franchised hotels operating information is as follows:

	For the Three Months Ended March 31, 2014*			For the Three Months Ended March 31, 2013*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$77.34	49.5%	$38.25	$76.30	47.5%	$36.24	1.4%	200	bps	5.5%
Comfort Suites	83.59	54.5%	45.52	81.82	52.6%	43.04	2.2%	190	bps	5.8%
Sleep	70.05	49.8%	34.90	69.07	47.6%	32.85	1.4%	220	bps	6.2%
Quality	65.33	44.2%	28.90	64.20	42.2%	27.08	1.8%	200	bps	6.7%
Clarion	68.61	43.9%	30.14	68.84	41.1%	28.32	(0.3)%	280	bps	6.4%
Econo Lodge	51.49	40.2%	20.70	51.67	38.6%	19.95	(0.3)%	160	bps	3.8%
Rodeway	49.67	45.5%	22.58	47.96	42.2%	20.25	3.6%	330	bps	11.5%
MainStay	69.31	59.7%	41.35	68.55	57.0%	39.05	1.1%	270	bps	5.9%
Suburban	41.56	64.6%	26.85	40.90	63.4%	25.94	1.6%	120	bps	3.5%
Ascend Hotel Collection	104.61	56.3%	58.88	113.87	56.1%	63.84	(8.1)%	20	bps	(7.8)%
Total	$69.63	47.5%	$33.09	$68.87	45.5%	$31.34	1.1%	200	bps	5.6%
___________________
*Operating statistics represent hotel operations from December through February and exclude Cambria Suites since the operating statistics are not representative of a stabilized brand which the Company defines as having at least 25 units open and operating for a twelve month period.
The number of domestic rooms on-line increased by 6,515 rooms or 1.6% to 402,417 as of March 31, 2014 from 395,902 as of March 31, 2013. The total number of domestic hotels on-line increased by 2.4% to 5,211 as of March 31, 2014 from 5,091 as of March 31, 2013.

A summary of domestic hotels and rooms on-line at March 31, 2014 and 2013 by brand is as follows:

	March 31, 2014		March 31, 2013		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	%	%
Comfort Inn	1,297	101,099	1,332	104,159	(35)	(3,060)	(2.6)%	(2.9)%
Comfort Suites	590	45,609	597	46,079	(7)	(470)	(1.2)%	(1.0)%
Sleep	381	27,517	382	27,685	(1)	(168)	(0.3)%	(0.6)%
Quality	1,236	102,327	1,172	99,090	64	3,237	5.5%	3.3%
Clarion	191	27,393	190	27,268	1	125	0.5%	0.5%
Econo Lodge	840	51,544	811	49,244	29	2,300	3.6%	4.7%
Rodeway	449	25,077	421	24,269	28	808	6.7%	3.3%
MainStay	43	3,329	41	3,165	2	164	4.9%	5.2%
Suburban	63	7,152	63	7,241	—	(89)	—%	(1.2)%
Ascend Hotel Collection	103	9,251	63	5,481	40	3,770	63.5%	68.8%
Cambria Suites	18	2,119	19	2,221	(1)	(102)	(5.3)%	(4.6)%
Total Domestic Franchises	5,211	402,417	5,091	395,902	120	6,515	2.4%	1.6%
Domestic hotels open and operating increased by 31 hotels during the three months ended March 31, 2014 compared to a net increase of 8 domestic hotels open and operating during the three months ended March 31, 2013. Gross domestic franchise additions increased from 62 for the three months ended March 31, 2013 to 67 for the same period of 2014. New construction hotels represented 8 of the gross domestic additions during the three months ended March 31, 2014 as compared to 8 new construction hotel openings in the same period of the prior year. Gross domestic additions for conversion hotels during the three months ended March 31, 2014 increased by 5 units to 59 from 54 for the three months ended March 31, 2013. The increase in franchise openings primarily reflects an increase in the number of executed contracts over the trailing twelve months ended March 31, 2014. The Company expects the number of new franchise units that will open during 2014 to increase from 340 in 2013 to approximately 348 hotels. Although there has been an increase in the number of projected openings, new construction and conversion openings continue to be impacted by the restrictive lending environment, retention efforts implemented by other hotel brand companies and competition for existing hotels seeking a new brand affiliation.
Net domestic franchise terminations declined from 54 in the three months ended March 31, 2013 to 36 for the three months ended March 31, 2014. The decline in net terminations primarily reflects a decrease in the number of hotels removed from our franchise system for non-payment of franchise fees and non-compliance with Company's rules and regulations. Under certain circumstances, as an alternative to terminating a hotel from the franchise system, the Company may seek to reposition hotels that are under-performing or that no longer meet the quality and brand standards of their particular brand to another one of the Choice brands. As a result of this strategy, during the three months ended March 31, 2014, the Company repositioned 9 Comfort Inn and 1 Comfort Suites hotels to other brands. As industry supply growth continues to improve and return to historical average levels, the Company will continue to execute its strategy to replace or reposition franchised hotels that do not meet brand standards or are under-performing in their market.
International rooms open and operating increased 0.2% to 104,735 as of March 31, 2014 from 104,474 as of March 31, 2013. The total number of international hotels declined 1.7% from 1,173 as of March 31, 2013 to 1,153 as of March 31, 2014. Despite the increase in open rooms, international royalties decreased by $0.3 million or 5% from the first quarter of 2013 to $5.2 million for the same period of 2014. The decline in royalties was primarily the result of unfavorable foreign currency fluctuations in the countries in which we operate.
Initial Franchise and Relicensing Fees
Domestic initial fee revenue, included in the initial franchise and relicensing fees caption on the Company's statements of income, generated from executed franchise agreements decreased $0.2 million to $1.8 million for the three months ended March 31, 2014 from $2.0 million for the three months ended March 31, 2013. Domestic initial fee revenue decreased approximately 11% primarily due to a 29% decrease in the number of new domestic executed franchise agreements partially offset by an increase in the amount of deferred revenue recognized in 2014 related to franchise agreements containing developer incentives that were executed in prior years. Revenues associated with agreements including incentives are deferred and recognized when the incentive criteria are met or the agreement is terminated, whichever comes first.

New domestic franchise agreements executed in the three months ended March 31, 2014 totaled 59 representing 4,690 rooms compared to 83 agreements representing 6,330 rooms executed in the first quarter of 2013. During the first quarter of 2014, 19 of the executed agreements were for new construction hotel franchises representing 1,413 rooms compared to 10 contracts representing 754 rooms for the three months ended March 31, 2013. The increase in new construction franchise agreements primarily reflects a gradual improvement of the lending environment for hotel construction and improving lodging fundamentals including an increasing RevPAR environment and low industry supply growth which are typically a catalyst for increased construction of new hotels.
Conversion hotel executed franchise agreements totaled 40 representing 3,277 rooms for the three months ended March 31, 2014 compared to 73 agreements representing 5,576 rooms for the same period a year ago. The decline in conversion hotel franchise agreements primarily reflect a large multi-unit transaction executed during the first quarter of 2013. During the three months ended March 31, 2013, the Company executed 21 Ascend Hotel Collection franchise agreements in conjunction with a strategic alliance entered into with BlueGreen Vacation Resorts.
A summary of executed domestic franchise agreements by brand for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	3	3	6	3	5	8	0%	(40)%	(25)%
Comfort Suites	1	—	1	2	2	4	(50)%	(100%)	(75)%
Sleep	4	—	4	1	—	1	300%	NM	300%
Quality	1	10	11	—	19	19	NM	(47)%	(42)%
Clarion	—	2	2	—	3	3	NM	(33)%	(33)%
Econo Lodge	—	6	6	—	8	8	NM	(25)%	(25)%
Rodeway	1	15	16	—	9	9	NM	67%	78%
MainStay	4	—	4	1	—	1	300%	NM	300%
Suburban	1	1	2	—	1	1	NM	—%	100%
Ascend Hotel Collection	3	3	6	2	26	28	50%	(88)%	(79)%
Cambria Suites	1	—	1	1	—	1	—%	NM	—%
Total Domestic System	19	40	59	10	73	83	90%	(45)%	(29)%
Relicensing fees include fees charged to the new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system as well as fees required to renew expiring franchise contracts. Domestic relicensing revenues increased $0.2 million or 15% from $1.6 million for the three months ended March 31, 2013 to $1.8 million for the three months ended March 31, 2014. The increase in revenues is due to a 20% increase in the execution of domestic relicensing and renewal contracts partially offset by a decline in the average fees per contract. Domestic relicensing and renewal contracts increased from 69 in the first quarter of 2013 to 83 for the three months ended March 31, 2014.
As of March 31, 2014, the Company had 398 franchised hotels with 30,261 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 395 hotels and 30,984 rooms at March 31, 2013. The number of new construction franchised hotels in the Company's domestic pipeline increased 3% to 240 at March 31, 2014 from 232 at March 31, 2013. The number of conversion franchised hotels in the Company's domestic pipeline decreased by 5 hotels or 3% from 163 hotels at March 31, 2013 to 158 hotels at March 31, 2014. The Company had an additional 95 franchised hotels with 8,902 rooms under construction, awaiting conversion or approved for development in its international system as of March 31, 2014 compared to 81 hotels and 6,993 rooms at March 31, 2013. While the Company's hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.

A summary of the domestic franchised hotels pipeline, which includes hotels under construction, awaiting conversion and approved for development, at March 31, 2014 and 2013 by brand is as follows:

							Variance
	March 31, 2014 Units			March 31, 2013 Units			Conversion		New Construction		Total
	Conversion	New Construction	Total	Conversion	New Construction	Total	Units	%	Units	%	Units	%
Comfort Inn	39	51	90	30	49	79	9	30%	2	4%	11	14%
Comfort Suites	2	46	48	2	67	69	—	—%	(21)	(31)%	(21)	(30)%
Sleep	1	48	49	1	44	45	—	—%	4	9%	4	9%
Quality	38	4	42	35	2	37	3	9%	2	100%	5	14%
Clarion	6	2	8	9	—	9	(3)	(33)%	2	NM	(1)	(11)%
Econo Lodge	20	2	22	23	—	23	(3)	(13)%	2	NM	(1)	(4)%
Rodeway	33	2	35	30	—	30	3	10%	2	NM	5	17%
MainStay	2	35	37	—	25	25	2	NM	10	40%	12	48%
Suburban	6	17	23	3	12	15	3	100%	5	42%	8	53%
Ascend Hotel Collection	11	12	23	30	9	39	(19)	(63)%	3	33%	(16)	(41)%
Cambria Suites	—	21	21	—	24	24	—	NM	(3)	(13)%	(3)	(13)%
	158	240	398	163	232	395	(5)	(3)%	8	3%	3	1%

Procurement Services: Revenues increased $0.8 million or 21% from $4.0 million for the three months ended March 31, 2013 to $4.8 million for the three months ended March 31, 2014. The increase in revenues primarily reflects the implementation of new brand programs as well as an increased volume of business transacted with qualified vendors and strategic alliance partners.

Other Income: Revenue increased $1.1 million from the three months ended March 31, 2013 to $3.1 million for the three months ended March 31, 2014. The increase in other income is primarily due to income generated from additional fees implemented in late 2013 and charged to franchisees for non-compliance with the Company's rules and regulations.
Selling, General and Administrative Expenses: The cost to operate the business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $26.5 million for the three months ended March 31, 2014, a decrease of $0.5 million or 2% from the three months ended March 31, 2013.
SG&A expenses for the three months ended March 31, 2014 and 2013 include approximately $3.3 million and $2.2 million, respectively related to the Company's SkyTouch division. The increase in expenses related to SkyTouch primarily reflects increased investment in the division's sales and marketing efforts and product development.
Excluding the SG&A expenses for the SkyTouch division, SG&A for the three months ended March 31, 2014 decreased $1.5 million from the prior year primarily due to higher occupancy costs incurred in 2013 due to the relocation of the Company's corporate headquarters and lower variable franchise sales compensation and procurement services expenses incurred in 2014 compared to the prior year. In addition, compensation expense recognized on deferred compensation arrangements declined by approximately $1.1 million. The decline in compensation expense reflects lower increases in the fair value of investments held in the Company's non-qualified employee benefit plans during the three months ended March 31, 2014 compared to the prior year.
Marketing and Reservations: The Company's franchise agreements require the payment of franchise fees, which include marketing and reservation system fees. The fees, which are primarily based on a percentage of the franchisees' gross room revenues, are used exclusively by the Company for expenses associated with providing franchise services such as central reservation and property management systems, national marketing and media advertising. The Company is contractually obligated to expend the marketing and reservation system fees it collects from franchisees in accordance with the franchise agreements; as such, no net income or loss to the Company is generated.

Total marketing and reservation system revenues increased 10% from $76.4 million for the three months ended March 31, 2013 to $84.0 million for the three months ended March 31, 2014. The increase in revenues was primarily due to improved system fees resulting from system growth and RevPAR increases and increasing revenues from the Choice Privileges loyalty program resulting from the growth in program membership. Depreciation and amortization attributable to marketing and reservation activities was $3.8 million and $4.0 million for the three months ended March 31, 2014 and 2013, respectively. Interest expense attributable to marketing and reservation activities was approximately $0.6 million and $0.9 million for the three months ended March 31, 2014 and 2013, respectively.
As of March 31, 2014 and December 31, 2013, the Company's balance sheets include deferred costs of $18.9 million and $19.1 million, respectively, from cumulative marketing and reservation expenses incurred in excess of cumulative marketing and reservations system fee revenues earned. During the three months ended March 31, 2014, the Company collected $0.2 million of marketing and reservation revenues in excess of expenses incurred as compared to the Company expending $9.1 million in excess of revenues earned in the same period of 2013. The fees collected in excess of expenses incurred were utilized to reimburse the Company for a portion of the outstanding cumulative advances for marketing and reservation activities. This resulted in expense recognition of an equivalent amount of previously unrecognized costs. The increase in the excess fees collected in the first quarter of 2014 over 2013 primarily reflects increased revenues related to the growth of the number of units and RevPAR in the franchise system as well as the timing of advertising programs compared to the prior year.
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
Interest Expense: Interest expense decreased $0.6 million for the three months ended March 31, 2014 to $10.2 million due to lower outstanding borrowings on the Company's revolving credit facility and term loan as well as a lower effective borrowing rate costs.
Other (Gains) and Losses: Other gains and losses declined from a gain of $0.7 million for the three months ended March 31, 2013 to a $0.1 million gain in the same period of the current year primarily due to the fluctuations in the fair value of investments held in the Company's non-qualified employee benefit plans.
Income taxes: The Company’s effective income tax rates for continuing operations were 30.8% and 25.8% for the three months ended March 31, 2014 and March 31, 2013, respectively. The effective income tax rate for the three months ended March 31, 2014 and 2013 were lower than the U.S federal income tax rate of 35% due to the recurring impact of foreign operations, partially offset by state income taxes. The effective income tax rate for the three months ended March 31, 2013 was further reduced by the settlement of unrecognized tax positions and by legislation retroactively extending the U.S. controlled foreign corporation look-through rules.
Discontinued Operations: In the first quarter of 2014, the Company's management approved a plan to dispose of the three Company owned Mainstay Suites hotels. As a result, the Company has reported the operations related to these three hotels as discontinued operations beginning in the first quarter of 2014. Net income from discontinued operations was $1.6 million in the first quarter of 2014 compared to a loss of $33 thousand in the first quarter of 2013. The increase in net income was primarily due to a $2.6 million gain on the sale of two of these hotels during the three months ended March 31, 2014.
Net Income and Diluted EPS: Diluted EPS increased 23% to $0.32 for the three months ended March 31, 2014 from $0.26 for the same period of the prior year. During the first quarter of 2014 continuing and discontinued operations contributed $0.29 and $0.03, respectively, to diluted EPS. During the first quarter 2013 continuing operations and discontinued operations contributed $0.26 and $0.00, respectively, to diluted EPS. The increase in diluted EPS in 2014 over 2013 primarily reflects the items discussed above.

Liquidity and Capital Resources
Operating Activities
During the three months ended March 31, 2014, net cash provided by operating activities totaled $5.3 million compared to $0.1 million during the three months ended March 31, 2013, an increase of $5.2 million. The increase in cash flows from operating activities primarily reflects an increase in operating income, a $9.4 million improvement in cash flows from marketing and reservation activities, a decline in management incentive plan compensation payments related to prior year accruals partially offset by a $1.9 million increase in net disbursements to franchisees for property improvements and other purposes utilizing forgivable notes receivable and the timing of trade receivable collections.
In conjunction with brand and development programs, the Company provides financing to franchisees for property improvements and other purposes in the form of forgivable notes receivable. If the franchisee remains in the system in good standing over the term of the promissory note, the Company forgives the outstanding principal balance and related interest. Since these forgivable notes are predominantly forgiven ratably over the term of the promissory note rather than repaid, the Company classifies the related issuance and collections of these notes as operating activities. During the three months ended March 31, 2014 and 2013, the Company's net advances for these purposes totaled $3.6 million and $1.7 million, respectively. The timing and amount of these cash flows is dependent on various factors including the implementation of various development and brand incentive programs, the level of franchise sales as well as the timing of hotel openings. At March 31, 2014, the Company had commitments to extend an additional $11.0 million for these purposes provided certain conditions are met by its franchisees, of which $5.7 million is expected to be advanced in the next twelve months. In addition, the Company has announced a property improvement incentive program for its domestic Comfort Inn and Comfort Suites hotels to incent hotel owners to renovate their properties to accelerate improvement of the brand's product quality and consistency, guest satisfaction and brand performance. The Company has committed to provide financing in the form of forgivable promissory notes to qualifying domestic hotels for a portion of their Company approved and completed property improvement expenses. Financing will be provided upon the completion and Company certification of the renovations. At March 31, 2014, the Company had commitments to extended $31.1 million for this purpose provided certain conditions are met by its franchisees. These commitments are expected to be funded in the next twelve months.
Net cash provided by marketing and reservation activities totaled $5.3 million during the three months ended March 31, 2014 compared to a $4.1 million use of cash during the three months ended March 31, 2013. The increase in cash provided by marketing and reservation activities primarily reflects improved system fees resulting from system growth and RevPAR increases, improved financial performance of the Company's loyalty programs and the timing of certain advertising and brand programs. Based on the current economic conditions, the Company expects marketing and reservation activities to provide cash flows from operations ranging between $18 million and $22 million in 2014.
Investing Activities
Cash provided by (utilized for) investing activities totaled $1.0 million and $(12.1) million for the three months ended March 31, 2014 and 2013, respectively. The increase in cash provided by investing activities for the three months ended March 31, 2014 compared to a use of cash in the prior year primarily reflects a decline in capital expenditures and $8.7 million related to the proceeds of selling two of the three Company owned MainStay Suites hotels.
Additional information regarding these items is as follows:
During the three months ended March 31, 2014 and 2013, the Company sold investments totaling $0.3 million and $3.9 million, respectively, and utilized the proceeds to distribute participant deferred compensation balances from the Company' s non-qualified retirement plans. The decline in proceeds from the sale of investments primarily reflects the timing of employee terminations and their deferred compensation distribution elections.
During the three months ended March 31, 2014 and 2013, capital expenditures totaled $3.0 million and $13.6 million, respectively. The decline in capital expenditures from 2013 primarily reflect tenant improvements related to the relocation of the Company's corporate headquarters incurred during the prior year.
The Company occasionally provides financing to franchisees for hotel development efforts and other purposes in the form of mezzanine and other notes receivable. These loans bear interest and are expected to be repaid in accordance with the terms of the loan agreements. During the three months ended March 31, 2014, the Company advanced $0.6 million for these purposes. In the three months ended March 31, 2013, the Company did not advance any monies related to these activities.
During the three months ended March 31, 2014 and 2013, the Company invested $3.4 million and $1.0 million, respectively, in joint ventures accounted for under the equity method of accounting. The Company's investment in these joint ventures primarily relate to ventures that either support the Company's efforts to increase business delivery to its franchisees or promote growth of our emerging brands.
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
Financing Activities
Financing cash flows relate primarily to the Company's borrowings, acquisition of shares in connection with the exercise or vesting of equity awards, and dividends.

Debt
Senior Unsecured Notes due 2022
On June 27, 2012, the Company issued unsecured senior notes with a principal amount of $400 million ("the 2012 Senior Notes") at par, bearing a coupon of 5.75% with an effective rate of 5.94%. The 2012 Senior Notes will mature on July 1, 2022, with interest to be paid semi-annually on January 1st and July 1st. The Company utilized the net proceeds of this offering, after deducting underwriting discounts and commissions and other offering expenses, together with borrowings under the Company's senior credit facility, to pay a special cash dividend in 2012 totaling approximately $600.7 million. The Company's 2012 Senior Notes are guaranteed jointly, severally, fully and unconditionally, subject to certain customary limitations by certain of the Company's domestic subsidiaries.
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
Senior Unsecured Notes due 2020
On August 25, 2010, the Company issued unsecured senior notes with a principal amount of $250 million ("the 2010 Senior Notes") at a discount of $0.6 million, bearing a coupon of 5.70% with an effective rate of 6.19%. The 2010 Senior Notes will mature on August 28, 2020, with interest on the 2010 Senior Notes to be paid semi-annually on February 28th and August 28th. The Company used the net proceeds from the offering, after deducting underwriting discounts and other offering expenses, to repay outstanding borrowings and other general corporate purposes. The Company's 2010 Senior Notes are guaranteed jointly, severally, fully and unconditionally, subject to certain customary limitations, by certain of the Company’s domestic subsidiaries.
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
Senior Secured Credit Facility

On July 25, 2012, the Company entered into a $350 million senior secured credit facility, comprised of a $200 million revolving credit tranche ("the Revolver") and a $150 million term loan tranche (the "Term Loan") with Deutsche Bank AG New York Branch, as administrative agent, Wells Fargo Bank, National Association, as administrative agent, and a syndication of lenders (the "Credit Facility"). The Credit Facility has a final maturity date of July 25, 2016, subject to an optional one-year extension, provided certain conditions are met. Up to $25 million of the borrowings under the Revolver may be used for letters of credit, up to $10 million of borrowings under the Revolver may be used for swing-line loans and up to $35 million of borrowings under the Revolver may be used for alternative currency loans. The Term Loan requires quarterly amortization payments (a) during the first two years, in equal installments aggregating 5% of the original principal amount of the Term Loan per year, (b) during the second two years, in equal installments aggregating 7.5% of the original principal amount of the Term Loan per year, and (c) during the one-year extension period (if exercised), equal installments aggregating 10% of the original principal amount of the Term Loan.

The Credit Facility is unconditionally guaranteed, jointly and severally, by certain of the Company's domestic subsidiaries. The subsidiary guarantors currently include all subsidiaries that guarantee the obligations under the Company's Indenture governing the terms of its 2010 and 2012 Senior Notes.
The Credit Facility is secured by first priority pledges of (i) 100% of the ownership interests in certain domestic subsidiaries owned by the Company and the guarantors, (ii) 65% of the ownership interests in (a) the top-tier foreign holding company of the Company's foreign subsidiaries, and (b) the domestic subsidiary that owns the top-tier foreign holding company of the Company's foreign subsidiaries and (iii) all presently existing and future domestic franchise agreements (the “Franchise Agreements”) between the Company and individual franchisees, but only to the extent that the Franchise Agreements may be pledged without violating any law of the relevant jurisdiction or conflicting with any existing contractual obligation of the Company or the applicable franchisee. At the time that the maximum total leverage ratio is required to be no greater than 4.00 to 1.00 (beginning of year 4 of the Credit Facility), the security interest in the Franchise Agreements will be released.
The Company may at any time prior to the final maturity date increase the amount of the Credit Facility by up to an additional $100 million to the extent that any one or more lenders commit to being a lender for the additional amount and certain other customary conditions are met. Such additional amounts may take the form of an increased revolver or term loan.
The Company may elect to have borrowings under the Credit Facility bear interest at a rate equal to (i) LIBOR, plus a margin ranging from 200 to 425 basis points based on the Company's total leverage ratio or (ii) a base rate plus a margin ranging from 100 to 325 basis points based on the Company's total leverage ratio.
The Credit Facility requires the Company to pay a fee on the undrawn portion of the Revolver, calculated based on the average daily unused amount of the Revolver multiplied by 0.30% per annum.
The Company may reduce the Revolver commitment and/or prepay the Term Loan in whole or in part at any time without penalty, subject to reimbursement of customary breakage costs, if any. Any Term Loan prepayments made by the Company shall be applied to reduce the scheduled amortization payments in direct order of maturity.
Additionally, the Credit Facility requires that the Company and its restricted subsidiaries comply with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments, paying dividends or repurchasing stock, and effecting mergers and/or asset sales. With respect to dividends, the Company may not make any payments if there is an existing event of default or if the payment would create an event of default. In addition, if the Company's total leverage ratio exceeds 4.5 to 1.0, the Company is generally restricted from paying aggregate dividends in excess of $50 million during any calendar year.
The Credit Facility also imposes financial maintenance covenants requiring the Company to maintain:

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
At March 31, 2014, the Company maintained a total leverage ratio of approximately 3.34x, a maximum secured leverage ratio of 0.63x and a minimum fixed charge coverage ratio of approximately 5.72x. At March 31, 2014, the Company was in compliance with all covenants under the Credit Facility.
The Credit Facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Credit Facility to be immediately due and payable.
At March 31, 2014, the Company had $136.9 million and $15.0 million outstanding under the Term Loan and Revolver, respectively. At December 31, 2013, the Company had $138.8 million outstanding under the Term Loan and no amounts outstanding under the Revolver.
Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarter relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At

March 31, 2014, the Company had been advanced approximately $3.4 million pursuant to these agreements and expects to receive the remaining $1 million over the next several years, subject to annual appropriations by the governmental entities. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration of the Company's 10 year corporate headquarter lease in 2023 will be forgiven in full. The advances will be included in long-term debt in Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all current performance conditions as of March 31, 2014.
Dividends
The Company currently maintains the payment of a quarterly dividend on its common stock outstanding of $0.185 per share, however, the declaration of future dividends are subject to the discretion of our board of directors. The Company's quarterly dividend rate declared during the three months ended March 31, 2014 remained unchanged from the previous quarterly declarations.
During the three months ended March 31, 2014, the Company paid cash dividends totaling $10.8 million. We expect to continue to pay dividends in the future, subject to the declaration of our board of directors as well as to future business performance, economic conditions, changes in income tax regulations and other factors. Based on the present dividend rate and outstanding share count, we expect that aggregate annual regular dividends for 2014 would be approximately $43.6 million.
Share Repurchases
No shares were repurchased under the share repurchase program during the three months ended March 31, 2014. Since the program's inception through March 31, 2014, we have repurchased 45.3 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.1 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 78.3 million shares at an average price of $13.89 per share. As of March 31, 2014, the Company had approximately 1.4 million shares remaining under the current share repurchase authorization.
During the three months ended March 31, 2014, the Company redeemed 94,443 shares of common stock at a total cost of approximately $4.5 million from employees to satisfy the option exercise price and minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were outside the share repurchase program.
Other items
Approximately $164.2 million of the Company's cash and cash equivalents at March 31, 2014 pertains to undistributed earnings of the Company's consolidated foreign subsidiaries. Since the Company's intent is for such earnings to be reinvested by the foreign subsidiaries, the Company has not provided additional U.S. income taxes on these amounts. While the Company has no intention to utilize these cash and cash equivalents in its domestic operations, any change to this policy would result in the Company incurring additional U.S. income taxes on any amounts utilized domestically.
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
On November 15, 2013, the Company entered into a limited payment guaranty with regards to a VIE's $46.2 million bank loan for the construction of a hotel franchised under one of the Company's brands in the United States. Under the terms of the limited guaranty, the Company has agreed to unconditionally guarantee and become surety for the full and timely payment of the guaranteed outstanding principal balance, as well as any unpaid expenses incurred by the lender. The guarantee is limited to 25% of the outstanding principal balance of the $46.2 million loan due at any time. The limited guaranty shall remain in effect until the maximum amount guaranteed by the Company is repaid in full. The maturity date of the VIE's loan is May 2017. In conjunction with this guaranty, the Company has entered into a reimbursement and guaranty agreement with certain individuals that requires them to reimburse the Company in an amount equal to 75% of any payments made by the Company under this limited payment guaranty.

Critical Accounting Policies
Our accounting policies comply with principles generally accepted in the United States. We have described below those policies that we believe are critical or require the use of complex judgment or significant estimates in their application. Additional discussion of these policies is included in Note 1 to our consolidated financial statements as of and for the year ended December 31, 2013 included in our Annual Report on Form 10-K.

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
In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan ("EDCP") which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust. Prior to January 1, 2010, participants could elect an investment return of either the annual yield of the Moody's Average Corporate Bond Rate Yield Index plus 300 basis points, or a return based on a selection of available diversified investment options. Effective January 1, 2010, the Moody's Average Corporate Bond Rate Yield Index plus 300 basis points is no longer an investment option for salary deferrals made on compensation earned after December 31, 2009. The Company recorded current and long-term deferred compensation liabilities of $9.3 million and $11.3 million, as of March 31, 2014 and December 31, 2013, respectively, related to these deferrals and credited investment returns. Compensation expense is recorded in SG&A expense on the Company's consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. Compensation expense recorded in SG&A for the three months ended March 31, 2014 and 2013 was $0.1 million and $0.3 million, respectively.
The Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that partially offset the earnings credited to the participants. The diversified investments held in the trusts totaled $4.5 million and $4.1 million as of March 31, 2014 and December 31, 2013, respectively, and are recorded at their fair value, based on quoted market prices. At March 31, 2014, the Company expects $0.2 million of the assets held in the trusts to be distributed to participants during the next twelve months. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment gains during the three months ended March 31, 2014 and 2013 of approximately $30 thousand and $0.1 million, respectively. In addition, the EDCP Plan held shares of the Company's common stock with a market value of $0.2 million at both March 31, 2014 and December 31, 2013, which were recorded as a component of shareholders' deficit.
In 1997, the Company adopted the Choice Hotels International, Inc. Non-Qualified Retirement Savings and Investment Plan ("Non-Qualified Plan"). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. As of March 31, 2014 and December 31, 2013, the Company had recorded a deferred compensation liability of $13.6 million and $13.7 million, respectively, related to these deferrals. Compensation expense is recorded in SG&A expense on the Company's consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. The net increase (decrease) in compensation expense recorded in SG&A related to the Non-Qualified Plan for the three months ended March 31, 2014 and 2013 was $(0.1) million and $0.8 million, respectively.
The diversified investments held in the trusts were $12.5 million and $12.3 million as of March 31, 2014 and December 31, 2013, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment gains related to the Non-Qualified Plan during the three months ended March 31, 2014 and 2013 of approximately $37 thousand and $0.6 million, respectively. In addition, the Non-Qualified Plan held shares of the Company's common stock with a market value of $1.1 million and $1.4 million at March 31, 2014 and December 31, 2013, respectively, which are recorded as a component of shareholders' deficit.
New Accounting Standards
See Footnote No. 1 of the Notes to our Financial Statements for information related to our adoption of new accounting standards in 2014 and for information on our anticipated adoption of recently issued accounting standards.
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

Several factors could cause actual results, performance or achievements of the Company to differ materially from those expressed in or contemplated by the forward-looking statements.  Such risks include, but are not limited to, changes to general, domestic and foreign economic conditions;  operating risks common in the lodging and franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees; our ability to keep pace with improvements in technology utilized for marketing and reservations systems and other operating systems; fluctuations in the supply and demand for hotels rooms; the level of acceptance of alternative growth strategies we may implement; cyber security and data breach risks; operating risks associated with international operations; the outcome of litigation; and our ability to effectively manage our indebtedness.  These and other risk factors are discussed in detail in the Risk Factors section of the Company's Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 3, 2014.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company's foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including in certain circumstances the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $17.0 million and $16.4 million at March 31, 2014 and December 31, 2013, respectively which we account for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
At March 31, 2014, the Company had $151.9 million of variable interest rate debt instruments outstanding at an effective rate of 2.2%. A hypothetical change of 10% in the Company’s effective interest rate from March 31, 2014 levels would increase or decrease annual interest expense by $0.3 million. The Company expects to refinance its fixed and variable long-term debt obligations prior to their scheduled maturities.
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
An evaluation was performed under the supervision and with the participation of the Company's CEO and CFO of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2014.
There has been no change in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2014, that materially affected, or is reasonably likely to materially affect the Company's internal controls over financial reporting.

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
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the three months ended March 31, 2014:

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1),(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2014	—	$—	—	1,418,991
February 28, 2014	85,280	47.85	—	1,418,991
March 31, 2014	9,163	49.10	—	1,418,991
Total	94,443	$47.97	—	1,418,991
 _______________________

(1)	The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998. The program has no fixed dollar amount or expiration date.

(2)
During the three months ended March 31, 2014, the Company redeemed 94,443 shares of common stock from employees to satisfy the option price and minimum tax-withholding requirements related to the exercising of options and vesting of restricted stock and performance vested restricted stock unit grants. These redemptions were not part of the board repurchase authorization.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
Exhibit Number and Description

Exhibit Number	Description

3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

3.02(b)	Amendment to the Restated Certificate of Incorporation of Choice Hotels International, Inc.

3.03(c)	Amended and Restated Bylaws of Choice Hotels International, Inc.

10.01(d)	Amendment to Second Amended and Restated Employment Agreement, dated March 4, 2014, between Stephen P. Joyce and Choice Hotels International, Inc.

10.02*
Certificate of Rent Commencement and First Amendment to Office Lease between Choice Hotels International Services Corp., a wholly owned subsidiary of Choice Hotels International, Inc. and F.P. Rockville II Limited Partnership dated February 25, 2014.

10.03*
Second Amendment to Office Lease between Choice Hotels International Services Corp., a wholly owned subsidiary of Choice Hotels International, Inc. and F.P. Rockville II Limited Partnership dated March 20, 2014.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

_______________________

*	Filed herewith

(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Registration Statement on Form S-4, filed August 31, 1998 (Reg. No. 333-62543).

(b)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed May 1, 2013.

(c)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed February 16, 2010.

(d)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K filed March 7, 2014.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

May 8, 2014	By:	/S/ DAVID L. WHITE
David L. White
Senior Vice President, Chief Financial Officer & Treasurer