Form 10-Q
period 2014-06-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2014-08-11
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

CLASS	SHARES OUTSTANDING AT JUNE 30, 2014
Common Stock, Par Value $0.01 per share	58,433,234

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
REVENUES:		(Restated)		(Restated)
Royalty fees	$77,670	$72,638	$136,210	$128,746
Initial franchise and relicensing fees	4,722	4,416	8,462	8,193
Procurement services	8,020	7,546	12,798	11,496
Marketing and reservation	103,766	104,072	193,372	186,395
Other	3,486	2,258	6,558	4,271
Total revenues	197,664	190,930	357,400	339,101

OPERATING EXPENSES:
Selling, general and administrative	31,413	29,731	58,093	56,399
Depreciation and amortization	2,332	2,388	4,610	4,429
Marketing and reservation	103,766	104,072	193,372	186,395
Total operating expenses	137,511	136,191	256,075	247,223

Operating income	60,153	54,739	101,325	91,878
OTHER INCOME AND EXPENSES, NET:
Interest expense	10,710	10,807	20,881	21,577
Interest income	(347)	(659)	(850)	(1,303)
Other (gains) and losses	(474)	147	(533)	(563)
Equity in net (income) loss of affiliates	30	(60)	65	81
Total other income and expenses, net	9,919	10,235	19,563	19,792
Income from continuing operations before income taxes	50,234	44,504	81,762	72,086
Income taxes	14,955	12,880	25,014	20,686
Income from continuing operations, net of income taxes	35,279	31,624	56,748	51,400
Income from discontinued operations, net of income taxes	121	183	1,762	150
Net income	$35,400	$31,807	$58,510	$51,550

Basic earnings per share
Continuing operations	$0.61	$0.54	$0.97	$0.88
Discontinued operations	—	—	0.03	—
	$0.61	$0.54	$1.00	$0.88
Diluted earnings per share
Continuing operations	$0.60	$0.54	$0.96	$0.88
Discontinued operations	—	—	0.03	—
	$0.60	$0.54	$0.99	$0.88

Cash dividends declared per share	$0.185	$0.185	$0.37	$0.37
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED, IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
		(Restated)		(Restated)
Net income	$35,400	$31,807	$58,510	$51,550
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	216	216	431	431
Foreign currency translation adjustment	509	(2,082)	1,030	(2,327)
Other comprehensive income (loss), net of tax	725	(1,866)	1,461	(1,896)
Comprehensive income	$36,125	$29,941	$59,971	$49,654

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED, IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	June 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$211,542	$167,795
Receivables (net of allowance for doubtful accounts of $13,188 and $12,187, respectively)	119,763	82,385
Deferred income taxes	29,733	26,684
Investments, employee benefit plans, at fair value	176	400
Other current assets	23,789	29,710
Total current assets	385,003	306,974
Property and equipment, at cost, net	58,238	67,852
Goodwill	65,813	65,813
Franchise rights and other identifiable intangibles, net	8,389	9,953
Advances, marketing and reservation activities	—	5,844
Notes receivable, net of allowances	34,492	31,872
Investments, employee benefit plans, at fair value	17,270	15,950
Deferred income taxes	1,121	—
Other assets	58,116	52,164
Total assets	$628,442	$556,422
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$50,892	$41,663
Accrued expenses	52,398	56,625
Deferred revenue	67,365	61,188
Current portion of long-term debt	11,970	10,088
Deferred compensation and retirement plan obligations	579	2,492
Income taxes payable	17,459	2,282
Total current liabilities	200,663	174,338
Long-term debt	777,536	783,471
Deferred compensation and retirement plan obligations	23,260	22,527
Deferred income taxes	—	5,149
Other liabilities	39,493	23,808
Total liabilities	1,040,952	1,009,293
Commitments and Contingencies
Common stock, $0.01 par value, 160,000,000 shares authorized; 95,065,638 shares issued at June 30, 2014 and December 31, 2013 and 58,433,234 and 58,638,863 shares outstanding at June 30, 2014 and December 31, 2013, respectively	584	586
Additional paid-in-capital	118,976	117,768
Accumulated other comprehensive loss	(4,756)	(6,217)
Treasury stock (36,632,404 and 36,426,775 shares at June 30, 2014 and December 31, 2013, respectively), at cost	(916,893)	(918,031)
Retained earnings	389,579	353,023
Total shareholders’ deficit	(412,510)	(452,871)
Total liabilities and shareholders’ deficit	$628,442	$556,422
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, IN THOUSANDS)

	Six Months Ended
	June 30
	2014	2013
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$58,510	$51,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,610	4,695
Gain on sale of assets	(2,849)	—
Provision for bad debts, net	1,383	1,753
Non-cash stock compensation and other charges	4,711	5,566
Non-cash interest and other (income) loss	719	967
Deferred income taxes	(9,273)	8,236
Dividends received from equity method investments	546	535
Equity in net loss of affiliates	65	81
Changes in assets and liabilities:
Receivables	(39,518)	(40,349)
Advances to/from marketing and reservation activities, net	31,522	5,631
Forgivable notes receivable, net	(6,692)	(3,595)
Accounts payable	8,316	9,893
Accrued expenses	(5,247)	(18,463)
Income taxes payable/receivable	15,198	1,198
Deferred revenue	6,231	(3,318)
Other assets	(1,102)	(1,664)
Other liabilities	(1,298)	7,271
Net cash provided by operating activities	65,832	29,987
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(7,314)	(22,035)
Proceeds from sales of assets	12,216	—
Equity method investments	(6,946)	(1,851)
Purchases of investments, employee benefit plans	(1,220)	(1,580)
Proceeds from sales of investments, employee benefit plans	641	3,934
Issuance of mezzanine and other notes receivable	(2,223)	—
Collections of mezzanine and other notes receivable	9,743	201
Other items, net	(296)	(304)
Net cash provided (used) in investing activities	4,601	(21,635)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings pursuant to revolving credit facility	—	15,200
Principal payments on long-term debt	(4,112)	(4,095)
Proceeds from the issuance of long-term debt	26	—
Purchases of treasury stock	(4,544)	(3,651)
Dividends paid	(21,957)	(11,261)
Excess tax benefits from stock-based compensation	1,319	1,146
Proceeds from exercise of stock options	1,547	5,973
Net cash provided (used) by financing activities	(27,721)	3,312
Net change in cash and cash equivalents	42,712	11,664
Effect of foreign exchange rate changes on cash and cash equivalents	1,035	(2,051)
Cash and cash equivalents at beginning of period	167,795	134,177
Cash and cash equivalents at end of period	$211,542	$143,790
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Income taxes, net of refunds	$19,594	$11,652
Interest	$20,595	$22,033
Non-cash investing and financing activities:
Dividends declared but not paid	$10,810	$10,766
Issuance of common stock pursuant to share based compensation plans	$8,024	$9,395
Investment in property and equipment acquired in accounts payable	$688	$6,096
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
The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2013 and notes thereto included in the Company’s Form 10-K, filed with the SEC on March 3, 2014 (the "10-K") as well as the information provided below under the heading "Revision to Prior Annual Financial Statements and Restatement of Prior Interim Financial Statements". The Company intends to amend its 10-K as soon as administratively practical to revise its previously issued audited financial statements and amend its report on internal control over financial reporting. Interim results are not necessarily indicative of the entire year results. All inter-company transactions and balances between Choice Hotels International, Inc. and its subsidiaries have been eliminated in consolidation.
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
Revision to Prior Annual Financial Statements and Restatement of Prior Interim Financial Statements
In connection with the preparation of the consolidated financial statements for the second quarter of 2014, the Company reviewed its accounting policies and practices, including the historical practice of reporting royalty and certain marketing and reservation fees one month in arrears as compared to when the gross room revenues (on which the fees are based) are earned by the Company's franchisees. The Company previously determined that the impact of the revenue recognition timing related to these revenues on its annual financial statements was not material and therefore reported these revenues one month in arrears despite the fact that these fees meet the definition of being earned and realizable in the same period that the underlying gross room revenues are earned by its franchisees. However, during the current period, the Company reassessed the impact of reporting these revenues one month in arrears on interim periods and determined that this revenue recognition practice, which was not in accordance with GAAP, was material to interim periods due to the seasonality of the Company's business. As a result, the Company has corrected its revenue recognition method to recognize royalty and certain marketing and reservation system fees as revenue in the same period as the gross room revenues are earned by its franchisees.
In accordance with Accounting Standards Codification ("ASC") 250 (SEC's Staff Accounting Bulletin 99, "Materiality"), the Company assessed the materiality of the misapplication of GAAP and concluded that the restatement of revenues was not material to any of its previously issued annual financial statements but was material to certain interim periods. In accordance with the accounting guidance in ASC 250 (SEC Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements"), the Company will restate its previously issued interim financial statements for the periods ended March 31, 2014 and 2013 and September 30, 2013 and 2012 through the filing of amended quarterly filings on Form 10-Q and has restated the interim financial periods for June 30, 2013 in this interim financial report. In addition, the Company will revise its previously issued audited financial statements for the years ended December 31, 2011, 2012, and 2013 to correct the presentation of revenues and amend its report on internal control over financial reporting.
The following tables present the effect of this and other immaterial errors for the financial statement line items impacted in the affected periods included within this interim financial report. In addition, these amounts have been adjusted to reflect the Company's discontinued operations reported in the first quarter of 2014.

Consolidated Statements of Income

	Three Months Ended June 30, 2013				Six Months Ended June 30, 2013
	As Previously Reported	Discontinued Operations	Adjustment	As Restated	As Previously Reported	Discontinued Operations	Adjustment	As Restated
	(in thousands, except per share amounts)
Royalty fees	$68,379	$—	$4,259	$72,638	$118,115	$—	$10,631	$128,746
Marketing and reservation revenues	99,645	—	4,427	104,072	176,085	—	10,310	186,395
Hotel operations	1,334	(1,334)	—	—	2,290	(2,290)	—	—
Total revenues	183,578	(1,334)	8,686	190,930	320,450	(2,290)	20,941	339,101

Selling, general and administrative	30,180	—	(449)	29,731	57,096	—	(697)	56,399
Depreciation and amortization	2,520	(132)	—	2,388	4,695	(266)	—	4,429
Marketing and reservation expenses	99,645	—	4,427	104,072	176,085	—	10,310	186,395
Hotel operations	911	(911)	—	—	1,786	(1,786)	—	—
Total operating expenses	133,256	(1,043)	3,978	136,191	239,662	(2,052)	9,613	247,223

Operating income	50,322	(291)	4,708	54,739	80,788	(238)	11,328	91,878

Income from continuing operations before income taxes	40,087	(291)	4,708	44,504	60,996	(238)	11,328	72,086
Income taxes	11,853	(108)	1,135	12,880	17,239	(88)	3,535	20,686
Income from continuing operations, net of income taxes	28,234	(183)	3,573	31,624	43,757	(150)	7,793	51,400

Basic earnings per share, continuing operations	$0.48	$—	$0.06	$0.54	$0.75	$—	$0.13	$0.88
Diluted earnings per share, continuing operations	$0.48	$—	$0.06	$0.54	$0.74	$—	$0.14	$0.88

	Six Months Ended June 30, 2013
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows	(in thousands)
Net income	$43,757	$7,793	$51,550
Provision for bad debts, net	1,420	333	1,753
Non-cash stock compensation and other charges	5,581	(15)	5,566
Deferred income taxes	4,169	4,067	8,236
Change in assets and liabilities
Receivables	(21,156)	(19,193)	(40,349)
Advances to/from marketing and reservation activities, net	(2,945)	8,576	5,631
Income taxes payable/receivable	1,729	(531)	1,198
Net cash provided by operating activities	28,957	1,030	29,987
Investment in property and equipment	(21,005)	(1,030)	(22,035)
Net cash used in investing activities	(20,605)	(1,030)	(21,635)

	As of December 31, 2013
	As Previously Reported	Adjustment	As Revised
Consolidated Balance Sheet	(in thousands)
Receivables	$53,521	$28,864	$82,385
Deferred income taxes	7,220	19,464	26,684
Total current assets	258,646	48,328	306,974
Property and equipment, at cost, net	66,092	1,760	67,852
Advances, marketing and reservation activities	19,127	(13,283)	5,844
Deferred income taxes	20,282	(20,282)	—
Total assets	539,899	16,523	556,422
Deferred income taxes	—	5,149	5,149
Total liabilities	1,004,144	5,149	1,009,293
Retained earnings	341,649	11,374	353,023
Total shareholders' deficit	(464,245)	11,374	(452,871)
The following tables present the effect of this and other immaterial errors for the financial statement line items impacted in the Company's quarterly reports on Form 10-Q which will be amended for the interim periods ended March 31, 2014 and September 30, 2013 and corresponding prior year periods. These amended reports will be filed with the SEC as soon as administratively possible. In addition, these amounts have been adjusted to reflect the Company's discontinued operations reported in the first quarter of 2014.

Consolidated Statements of Income

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
	(in thousands, except per share amounts)
Royalty fees	$51,681	$6,859	$58,540	$49,736	$6,372	$56,108
Marketing and reservation revenues	84,012	5,594	89,606	76,440	5,883	82,323
Total revenues	147,283	12,453	159,736	135,916	12,255	148,171

Selling, general and administrative	26,463	217	26,680	26,916	(248)	26,668
Depreciation and amortization	2,122	156	2,278	2,041	—	2,041
Marketing and reservation expenses	84,012	5,594	89,606	76,440	5,883	82,323
Total operating expenses	112,597	5,967	118,564	105,397	5,635	111,032

Operating income	34,686	6,486	41,172	30,519	6,620	37,139

Income from continuing operations before income taxes	25,042	6,486	31,528	20,962	6,620	27,582
Income taxes	7,711	2,348	10,059	5,406	2,400	7,806
Income from continuing operations, net of income taxes	17,331	4,138	21,469	15,556	4,220	19,776

Basic earnings per share, continuing operations	$0.30	$0.07	$0.37	$0.27	$0.07	$0.34
Diluted earnings per share, continuing operations	$0.29	$0.07	$0.36	$0.26	$0.08	$0.34

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
Consolidated Statements of Cash Flow	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
	(in thousands)
Net cash provided by operating activities	$5,264	$—	$5,264	$145	$450	$595
Investment in property and equipment	(3,015)	—	(3,015)	(13,645)	(450)	(14,095)
Net cash provided (used) by investing activities	1,027	—	1,027	(12,087)	(450)	(12,537)

	As of March 31, 2014
	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet	(in thousands)
Receivables	$59,241	$40,906	$100,147
Deferred income taxes	7,220	21,202	28,422
Total current assets	277,714	62,108	339,822
Property and equipment, at cost, net	56,664	1,604	58,268
Advances, marketing and reservation activities	18,856	(18,696)	160
Deferred income taxes	20,321	(20,321)	—
Total assets	554,900	24,695	579,595
Deferred income taxes	—	9,196	9,196
Total liabilities	1,009,533	9,196	1,018,729
Retained earnings	349,458	15,511	364,969
Total shareholders' deficit	(454,633)	15,499	(439,134)
Consolidated Statements of Income

	Three Months Ended September 30, 2013				Nine Months Ended September 30, 2013
	As Previously Reported	Discontinued Operations	Adjustment	As Restated	As Previously Reported	Discontinued Operations	Adjustment	As Restated
	(in thousands, except per share amounts)
Royalty fees	$83,107	$—	$(3,647)	$79,460	$201,222	$—	$6,984	$208,206
Marketing and reservation revenues	126,296	—	(1,487)	124,809	302,381	—	8,823	311,204
Hotel operations	1,310	(1,310)	—	—	3,600	(3,600)	—	—
Total revenues	223,162	(1,310)	(5,134)	216,718	543,612	(3,600)	15,807	555,819

Selling, general and administrative	26,982	—	(573)	26,409	84,078	—	(1,270)	82,808
Depreciation and amortization	2,379	(127)	20	2,272	7,074	(393)	20	6,701
Marketing and reservation expenses	126,296	—	(1,487)	124,809	302,381	—	8,823	311,204
Hotel operations	956	(956)	—	—	2,742	(2,742)	—	—
Total operating expenses	156,613	(1,083)	(2,040)	153,490	396,275	(3,135)	7,573	400,713

Operating income	66,549	(227)	(3,094)	63,228	147,337	(465)	8,234	155,106

Income from continuing operations before income taxes	57,592	(227)	(3,094)	54,271	118,588	(465)	8,234	126,357
Income taxes	16,080	(84)	(298)	15,698	33,319	(172)	3,237	36,384
Income from continuing operations, net of income taxes	41,512	(143)	(2,796)	38,573	85,269	(293)	4,997	89,973

Basic earnings per share, continuing operations	$0.71	$—	$(0.05)	$0.66	$1.46	$—	$0.08	$1.54
Diluted earnings per share, continuing operations	$0.70	(0.01)	$(0.04)	$0.65	$1.45	$—	$0.08	$1.53

	Three Months Ended September 30, 2012				Nine Months Ended September 30, 2012
	As Previously Filed	Discontinued Operations	Adjustment	As Restated	As Previously Filed	Discontinued Operations	Adjustment	As Restated
	(in thousands, except per share amounts)
Royalty fees	$80,845	$—	$(2,807)	$78,038	$194,762	$—	$8,225	$202,987
Marketing and reservation revenues	119,062	—	(1,097)	117,965	284,624	—	9,721	294,345
Hotel operations	1,238	(1,238)	—	—	3,440	(3,440)	—	—
Total revenues	210,413	(1,238)	(3,904)	205,271	513,203	(3,440)	17,946	527,709

Selling, general and administrative	23,170	—	(98)	23,072	72,073	—	249	72,322
Depreciation and amortization	1,995	(135)	—	1,860	5,989	(401)	—	5,588
Marketing and reservation expenses	119,062	—	(1,097)	117,965	284,624	—	9,721	294,345
Hotel operations	933	(933)	—	—	2,609	(2,609)	—	—
Total operating expenses	145,160	(1,068)	(1,195)	142,897	365,295	(3,010)	9,970	372,255

Operating income	65,253	(170)	(2,709)	62,374	147,908	(430)	7,976	155,454

Income from continuing operations before income taxes	55,668	(170)	(2,709)	52,789	133,840	(430)	7,976	141,386
Income taxes	11,291	(63)	(1,076)	10,152	37,604	(160)	3,303	40,747
Income from continuing operations, net of income taxes	44,377	(107)	(1,633)	42,637	96,236	(270)	4,673	100,639

Basic earnings per share, continuing operations	$0.77	$—	$(0.03)	$0.74	$1.66	$(0.01)	$0.08	$1.73
Diluted earnings per share, continuing operations	$0.76	$—	$(0.03)	$0.73	$1.65	$—	$0.08	$1.73

	Nine Months Ended September 30, 2013
Consolidated Statement of Cash Flows	As Previously Filed	Adjustment	As Restated
	(in thousands)
Net cash provided by operating activities	$105,009	$1,480	$106,489
Investment in property and equipment	(26,442)	(1,480)	(27,922)
Net cash used in investing activities	(28,350)	(1,480)	(29,830)

	As of September 30, 2013			As of December 31, 2012
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Revised
Consolidated Balance Sheets	(in thousands)
Receivables	$62,605	$40,282	$102,887	$52,270	$27,729	$79,999
Income taxes receivable	—	—	—	2,732	(531)	2,201
Deferred income taxes	4,136	23,231	27,367	4,136	22,062	26,198
Total current assets	258,267	63,513	321,780	233,470	49,260	282,730
Property and equipment, at cost, net	65,540	1,460	67,000	51,651	—	51,651
Advances, marketing and reservation activities	32,564	(18,494)	14,070	42,179	(12,712)	29,467
Deferred income taxes	19,496	(19,496)	—	15,418	(15,418)	—
Total assets	555,709	26,983	582,692	510,772	21,130	531,902
Deferred income taxes	—	11,722	11,722	—	10,864	10,864
Total liabilities	1,040,433	11,722	1,052,155	1,059,676	10,864	1,070,540
Retained earnings	325,005	15,264	340,269	272,260	10,266	282,526
Total shareholders' deficit	(484,724)	15,261	(469,463)	(548,904)	10,266	(538,638)

The following tables present the effect of this and other immaterial errors for the financial statement line items impacted for the years ended December 31, 2011, 2012, and 2013 which will be revised prospectively in future annual filings. In addition, these amounts have been adjusted to reflect the Company's discontinued operations reported in the first quarter of 2014.

Consolidated Statements of Income

	Year Ended December 31, 2013				Year Ended December 31, 2012
	As Previously Reported	Discontinued Operations	Adjustment	As Revised	As Previously Reported	Discontinued Operations	Adjustment	As Revised
	(in thousands, except per share amounts)
Royalty fees	$267,229	$—	$583	$267,812	$260,782	$—	$898	$261,680
Marketing and reservation revenues	403,099	—	4,534	407,633	384,784	—	4,894	389,678
Hotel operations	4,774	(4,774)	—	—	4,573	(4,573)	—	—
Total revenues	724,307	(4,774)	5,117	724,650	691,509	(4,573)	5,792	692,728

Selling, general and administrative	113,567	—	(1,854)	111,713	101,852	—	27	101,879
Depreciation and amortization	9,469	(526)	113	9,056	8,226	(535)	—	7,691
Marketing and reservation expenses	403,099	—	4,534	407,633	384,784	—	4,894	389,678
Hotel operations	3,678	(3,678)	—	—	3,505	(3,505)	—	—
Total operating expenses	529,813	(4,204)	2,793	528,402	498,367	(4,040)	4,921	499,248

Operating income	194,494	(570)	2,324	196,248	193,142	(533)	871	193,480

Income from continuing operations before income taxes	156,918	(570)	2,324	158,672	169,168	(533)	871	169,506
Income taxes	44,317	(211)	1,216	45,322	48,481	(198)	(55)	48,228
Income from continuing operations, net of income taxes	112,601	(359)	1,108	113,350	120,687	(335)	926	121,278

Basic earnings per share, continuing operations	$1.92	$—	$0.02	$1.94	$2.08	$—	$0.01	$2.09
Diluted earnings per share, continuing operations	$1.91	$(0.01)	$0.02	$1.92	$2.07	$(0.01)	$0.02	$2.08

	Year Ended December 31, 2011
	As Previously Reported	Discontinued Operations	Adjustment	As Revised
	(in thousands, except per share amounts)
Royalty fees	$245,426	$—	$1,049	$246,475
Marketing and reservation revenues	349,036	—	5,116	354,152
Hotel operations	4,356	(4,356)	—	—
Total revenues	638,793	(4,356)	6,165	640,602

Selling, general and administrative	106,404	—	32	106,436
Depreciation and amortization	8,024	(527)	—	7,497
Marketing and reservation expenses	349,036	—	5,116	354,152
Hotel operations	3,466	(3,466)	—	—
Total operating expenses	466,930	(3,993)	5,148	468,085

Operating income	171,863	(363)	1,017	172,517

Income from continuing operations before income taxes	158,057	(363)	1,017	158,711
Income taxes	47,661	(135)	352	47,878
Income from continuing operations, net of income taxes	110,396	(228)	665	110,833

Basic earnings per share, continuing operations	$1.86	$(0.01)	$0.01	$1.86
Diluted earnings per share, continuing operations	$1.85	$(0.01)	$0.02	$1.86

	Year Ended Ended December 31, 2013
	As Previously Reported	Adjustment	As Revised
Consolidated Statement of Cash Flows	(in thousands)
Net cash provided by operating activities	$152,040	$1,873	$153,913
Investment in property and equipment	(31,524)	(1,873)	(33,397)
Net cash used in investing activities	(27,549)	(1,873)	(29,422)

Discontinued Operations
In the first quarter of 2014, the Company's management approved a plan to dispose of the three Company owned Mainstay Suites hotels. As a result, the Company has reported the operations related to these three hotels as discontinued operations in this Quarterly Report on Form 10-Q. The Company's results of operations for the comparative prior year periods have also been restated to account for these operations as discontinued. For additional information regarding discontinued operations, see Note 17, Discontinued Operations.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. As of June 30, 2014 and December 31, 2013, $3.3 million and $5.0 million, respectively, of book overdrafts representing outstanding checks in excess of funds on deposit are included in accounts payable in the accompanying consolidated balance sheets.

The Company maintains cash balances in domestic banks, which at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation. In addition, as of June 30, 2014, the Company maintains cash balances of $172.5 million in international banks which do not provide deposit insurance.
Recently Adopted Accounting Guidance

In February 2013, the Financial Accounting Standards Board ("FASB") issued ASU No. 2013-04, "Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date" ("ASU 2013-04"). The ASU requires entities to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following: (a) The amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. Required disclosures include a description of the joint-and-several arrangement and the total outstanding amount of the obligation for all joint parties. The ASU permits entities to aggregate disclosures (as opposed to providing separate disclosures for each joint-and-several obligation). ASU 2013-04 was effective for all interim and annual periods beginning after December 15, 2013. The Company adopted this ASU on January 1, 2014 and it did not have a material impact on its financial statements.

In March 2013, the FASB issued ASU No. 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity" ("ASU 2013-05"). ASU 2013-05 clarifies that when a reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity, the parent is required to apply the guidance in ASC 830 "Foreign Currency Matters" Subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The provisions of ASU 2013-05 are effective prospectively for reporting periods beginning after December 15, 2013 and the Company adopted this ASU on January 1, 2014. The adoption of this ASU did not have a material impact on the Company's financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue From Contracts with Customers" ("ASU 2014-09"), which impacts virtually all aspects of an entity's revenue recognition. ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, as well as most industry-specific guidance, and significantly enhances comparability of revenue recognition practices across entities and industries by providing a principles-based, comprehensive framework for addressing revenue recognition issues. In order for a provider of promised goods or services to recognize as revenue the consideration that it expects to receive in exchange for the promised goods or services, the provider should apply the following five steps: (1) identify the contract with a customer(s); (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 also specifies the accounting for some costs to obtain or fulfill a contract with a customer and provides enhanced disclosure requirements. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The guidance permits the retrospective or modified retrospective method when adopting ASU No. 2014-09. The Company is still assessing the impact that ASU No. 2014-09 will have on its financial statements and disclosures.

2. Other Current Assets
Other current assets consist of the following:

	June 30, 2014	December 31, 2013
	(In thousands)
Notes receivable, net of allowances (See Note 3)	$6,182	$12,816
Prepaid expenses	14,534	13,746
Other current assets	3,073	3,148
Total	$23,789	$29,710

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
The Company considers loans to be past due and in default when payments are not made when due. Although the Company considers loans to be in default if payments are not received on the due date, the Company does not suspend the accrual of interest until those payments are more than 30 days past due. The Company applies payments received for loans on non-accrual status first to interest and then principal. The Company does not resume interest accrual until all delinquent payments are received. For impaired loans, the Company recognizes interest income on a cash basis.

The following table shows the composition of our notes receivable balances:

	June 30, 2014			December 31, 2013
	(In thousands)			(In thousands)
Credit Quality Indicator	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Total	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Total
Senior	$—	$10,150	$10,150	$—	$18,052	$18,052
Subordinated	—	13,770	13,770	—	14,152	14,152
Unsecured	25,048	4,131	29,179	20,625	3,405	24,030
Total notes receivable	25,048	28,051	53,099	20,625	35,609	56,234
Allowance for losses on non-impaired loans	2,477	1,600	4,077	1,650	1,607	3,257
Allowance for losses on receivables specifically evaluated for impairment	—	8,348	8,348	—	8,289	8,289
Total loan reserves	2,477	9,948	12,425	1,650	9,896	11,546
Net carrying value	$22,571	$18,103	$40,674	$18,975	$25,713	$44,688
Current portion, net	$126	$6,056	$6,182	$361	$12,455	$12,816
Long-term portion, net	22,445	12,047	34,492	18,614	13,258	31,872
Total	$22,571	$18,103	$40,674	$18,975	$25,713	$44,688

The Company classifies notes receivable due within one year as other current assets in the Company’s consolidated balance sheets.

The following table summarizes the activity related to the Company’s Forgivable Notes Receivable and Mezzanine and Other Notes Receivable allowance for losses for the six months ended June 30, 2014:

	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable
	(In thousands)
Beginning balance	$1,650	$9,896
Provisions	1,129	102
Recoveries	(9)	(50)
Write-offs	(95)	—
Other(1)	(198)	—
Ending balance	$2,477	$9,948

(1) Consists of default rate assumption changes
Forgivable Notes Receivable
As of June 30, 2014 and December 31, 2013, the unamortized balance of the Company's forgivable notes receivable totaled $25.0 million and $20.6 million, respectively. The Company recorded an allowance for credit losses on these forgivable notes receivable of $2.5 million and $1.7 million at June 30, 2014 and December 31, 2013, respectively. Amortization expense included in the accompanying consolidated statements of income related to the notes for the three months ended June 30, 2014 and 2013 was $1.2 million and $1.0 million, respectively. Amortization expense for the six months ended June 30, 2014 and 2013 was $2.4 million and $2.0 million, respectively.

Past due balances of forgivable notes receivable are as follows:

	30-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
	(In thousands)
As of June 30, 2014
Forgivable Notes	$—	$1,347	$1,347	$23,701	$25,048
	$—	$1,347	$1,347	$23,701	$25,048

As of December 31, 2013
Forgivable Notes	$—	$—	$—	$20,625	$20,625
	$—	$—	$—	$20,625	$20,625
Mezzanine and Other Notes Receivable
The Company determined that approximately $11.8 million and $12.5 million of its mezzanine and other notes receivable were impaired at June 30, 2014 and December 31, 2013, respectively. The Company recorded allowance for credit losses on these impaired loans at June 30, 2014 and December 31, 2013 totaling $8.3 million and $8.3 million, respectively, resulting in a carrying value of impaired loans of $3.4 million and $4.2 million, respectively. For the six months ended June 30, 2014 and 2013, the average mezzanine and other notes receivable on non-accrual status was approximately $12.2 million and $12.9 million, respectively. The Company recognized approximately $22 thousand and $76 thousand of interest income on impaired loans during the three and six months ended June 30, 2014, respectively, on the cash basis. The Company recognized approximately $73 thousand and $139 thousand of interest on impaired loans during the three and six months ended June 30, 2013. The Company provided loan reserves on non-impaired loans totaling $1.6 million at both June 30, 2014 and December 31, 2013.

Past due balances of mezzanine and other notes receivable by credit quality indicators are as follows:

	30-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
	(In thousands)
As of June 30, 2014
Senior	$—	$—	$—	$10,150	$10,150
Subordinated	1,368	9,629	10,997	2,773	13,770
Unsecured	—	47	47	4,084	4,131
	$1,368	$9,676	$11,044	$17,007	$28,051
As of December 31, 2013
Senior	$—	$—	$—	$18,052	$18,052
Subordinated	—	9,629	9,629	4,523	14,152
Unsecured	—	47	47	3,358	3,405
	$—	$9,676	$9,676	$25,933	$35,609

Loans Acquired with Deteriorated Credit Quality
On December 2, 2011, the Company acquired an $11.5 million mortgage, held on a franchisee hotel asset, from a financial institution for $7.9 million. At the time of acquisition, the Company determined that it would be unable to collect all contractually required payments under the original mortgage terms. The contractually required payments receivable, including principal and interest, under the terms of the acquired mortgage totaled $12.0 million. During the three months ended June 30, 2014, the borrower repaid the Company an amount equal to its original loan acquisition cost of $7.9 million and the Company does not expect to receive further payments. At December 31, 2013, the carrying amount of this loan, which is reported under senior mezzanine and other notes receivables, was $7.9 million and there was no allowance for uncollectable amounts. The Company's accretable yield at acquisition was $1.8 million or 7.36% and a reconciliation of the accretable yield for the six months ended June 30, 2014 is as follows:

Accretable Yield
(In thousands)
Beginning balance	$582
Additions	—
Accretion	(143)
Disposals	(439)
Reclassifications from nonaccretable yield	—
Ending balance	$—

4.	Marketing and Reservation Activities
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
At December 31, 2013, the Company incurred marketing and reservation system expenses in excess of cumulative marketing and reservation system fees earned of $5.8 million. Based on the Company's analysis of projected net cash flows from marketing and reservation activities, the Company concluded that the cumulative advances for marketing and reservation activities recorded as an asset on the balance sheet as of December 31, 2013 were fully recoverable and as a result no reserves were necessary.
At June 30, 2014, cumulative marketing and reservation system fees collected exceeded expenses by $15.9 million with the excess reflected as an other long-term liabilities in the accompanying consolidated balance sheets. Depreciation and amortization expense attributable to marketing and reservation activities for the three and six months ended June 30, 2014 was $4.3 million and $8.0 million, respectively. Depreciation and amortization expense attributable to marketing and reservation activities for the three and six months ended June 30, 2013 was $4.1 million and $8.1 million, respectively. Interest expense attributable to marketing and reservation activities for the three and six months ended June 30, 2014 was $0.3 million and $1.0 million, respectively. Interest expense attributable to marketing and reservation activities for the three and six months ended June 30, 2013 was $0.9 million and $1.8 million, respectively.

5.	Other Assets
Other assets consist of the following:

	June 30, 2014	December 31, 2013
	(In thousands)
Equity method investments	$38,594	$32,257
Deferred financing fees, net	8,295	8,954
Land	10,234	10,097
Other assets	993	856
Total	$58,116	$52,164

Land represents the Company’s purchase of real estate as part of its program to incent franchise development in strategic markets for certain brands. The Company has acquired this real estate with the intent to either resell it to third-party developers for the construction of hotels operated under the Company’s brands or contribute the land into joint ventures for the same purpose. The real estate is carried at the lower of its carrying value or its estimated fair value (based on comparable sales).

Equity Method Investments - Variable Interest Entities

Equity method investments include investments in joint ventures totaling $34.8 million and $28.9 million at June 30, 2014 and December 31, 2013, respectively that the Company determined to be variable interest entities ("VIEs"). These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Suites hotels in strategic markets. Based on an analysis of who has the power to direct the activities that most significantly impact these entities performance and who has an obligation to absorb losses of these entities or a right to receive benefits from these entities that could potentially be significant to the entity, the Company determined that it is not the primary beneficiary of any of its VIEs. The Company based its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and the relevant development, operating management and financial agreements. As a result, the Company's investment in these entities is accounted for under the equity method. For the three and six months ended June 30, 2014, the Company recognized losses totaling $22 thousand and $66 thousand, respectively from these investments. For the three and six months ended June 30, 2013, the Company recognized losses totaling $7 thousand and $72 thousand, respectively, from these investments. The Company's maximum exposure to losses related to its investments in VIEs is limited to its equity investments as well as certain guarantees described in Note 17 "Commitments and Contingencies" of these financial statements.

6.	Deferred Revenue
Deferred revenue consists of the following:

	June 30, 2014	December 31, 2013
	(In thousands)
Loyalty programs	$60,427	$53,875
Initial, relicensing and franchise fees	4,477	5,354
Procurement service fees	1,254	1,504
Other	1,207	455
Total	$67,365	$61,188

7.	Debt
Debt consists of the following at:

	June 30, 2014	December 31, 2013
	(In thousands)
$400 million senior unsecured notes with an effective interest rate of 5.94% at June 30, 2014 and December 31, 2013	$400,000	$400,000
$250 million senior unsecured notes with an effective interest rate of 6.19% less discount of $0.4 million at June 30, 2014 and December 31, 2013	249,604	249,572
$350 million senior secured credit facility with an effective interest rate of 2.15% and 2.17% at June 30, 2014 and December 31, 2013, respectively	135,000	138,750
Economic development loans with an effective interest rate of 3.00% at June 30, 2014 and December 31, 2013	3,360	3,360
Capital lease obligations due 2016 with an effective interest rate of 3.18% at June 30, 2014 and December 31, 2013	1,499	1,848
Other notes payable	43	29
Total debt	$789,506	$793,559
Less current portion	11,970	10,088
Total long-term debt	$777,536	$783,471
Senior Notes Due 2022
On June 27, 2012, the Company issued unsecured senior notes in the principal amount of $400 million (the "2012 Senior Notes") at par, bearing a coupon of 5.75% with an effective rate of 5.94%. The 2012 Senior Notes will mature on July 1, 2022, with interest to be paid semi-annually on January 1st and July 1st. The Company used the net proceeds of this offering, after deducting underwriting discounts and commissions and other offering expenses, together with a portion of the proceeds from a new credit facility, to pay a special cash dividend in 2012 totaling approximately $600.7 million. The Company's 2012 Senior Notes are guaranteed jointly, severally, fully and unconditionally, subject to certain customary limitations by certain of the Company’s domestic subsidiaries.
Senior Notes Due 2020
On August 25, 2010, the Company issued unsecured senior notes in the principal amount of $250 million (the "2010 Senior Notes") at a discount of $0.6 million, bearing a coupon of 5.7% with an effective rate of 6.19%. The 2010 Senior Notes will mature on August 28, 2020, with interest to be paid semi-annually on February 28th and August 28th. The Company used the net proceeds from the offering, after deducting underwriting discounts and other offering expenses, to repay outstanding borrowings and for other general corporate purposes. The Company's 2010 Senior Notes are guaranteed jointly, severally, fully and unconditionally, subject to certain customary limitations by certain of the Company’s domestic subsidiaries.
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
The Credit Facility is secured by first priority pledges of (i) 100% of the ownership interests in certain domestic subsidiaries owned by the Company and the guarantors, (ii) 65% of the ownership interests in (a) the top-tier foreign holding company of the Company's foreign subsidiaries, and (b) the domestic subsidiary that owns the top-tier foreign holding company of the Company's foreign subsidiaries and (iii) all presently existing and future domestic franchise agreements (the "Franchise Agreements") between the Company and individual franchisees, but only to the extent that the Franchise Agreements may be pledged without violating any law of the relevant jurisdiction or conflicting with any existing contractual obligation of the Company or the applicable franchisee. At the time that the maximum total leverage ratio is required to be no greater than 4.0 to 1.0 (beginning of year 4 of the Credit Facility), the security interest in the Franchise Agreements will be released.
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
The Credit Facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Credit Facility to be immediately due and payable. At June 30, 2014, the Company was in compliance with all financial covenants under the Credit Facility.
At June 30, 2014, the Company had $135.0 million under the Term Loan and no amounts outstanding under the Revolver. At December 31, 2013, the Company had $138.8 million outstanding under the Term Loan and no amounts outstanding under the Revolver.

Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarter relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At June 30, 2014, the Company had been advanced approximately $3.4 million pursuant to these agreements and expects to receive the remaining $1 million over the next several years, subject to annual appropriations by the governmental entities. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration of the Company's 10 year corporate headquarters lease in 2023 will be forgiven in full. The advances will be included in long-term debt in the Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all current performance conditions as of June 30, 2014.

8.	Accumulated Other Comprehensive Income (Loss)

The following represents the changes in accumulated other comprehensive loss, net of tax, by component for the six months ended June 30, 2014:

	Loss on Cash Flow Hedge	Foreign Currency Items	Total
	(In thousands)
Beginning balance, December 31, 2013	$(5,745)	$(472)	$(6,217)
Other comprehensive income (loss) before reclassification	—	1,030	1,030
Amounts reclassified from accumulated other comprehensive income (loss)	431	—	431
Net current period other comprehensive income (loss)	431	1,030	1,461
Ending balance, June 30, 2014	$(5,314)	$558	$(4,756)

The amounts reclassified from accumulated other comprehensive income (loss) during the three and six months ended June 30, 2014 were reclassified to the following line items in the Company's Consolidated Statements of Income.

Component	Amount Reclassified from Accumulated Other Comprehensive Income(Loss)		Affected Line Item in the Consolidated Statement of Net Income
	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
	(In thousands)
Loss on cash flow hedge
Interest rate contract	$216	$431	Interest expense
	—	—	Tax (expense) benefit
	$216	$431	Net of tax

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
In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan ("EDCP") which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust. Prior to January 1, 2010, participants could elect an investment return of either the annual yield of the Moody's Average Corporate Bond Rate Yield Index plus 300 basis points, or a return based on a selection of available diversified investment options. Effective January 1, 2010, the Moody's Average Corporate Bond Rate Yield Index plus 300 basis points is no longer an investment option for salary deferrals made on compensation earned after December 31, 2009. The Company recorded current and long-term deferred compensation liabilities of $9.7 million and $11.3 million, as of June 30, 2014 and December 31, 2013, respectively, related to these deferrals and credited investment returns. Compensation expense is recorded in SG&A expense on the Company's consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. Compensation expense recorded in SG&A related to the EDCP for the three months ended June 30, 2014 and 2013 was $0.2 million and $0.1 million, respectively. Compensation expense recorded in SG&A related to the EDCP for the six months ended June 30, 2014 and 2013 was $0.4 million and $0.4 million, respectively.
The Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that partially offset the earnings credited to the participants. The diversified investments held in the trusts totaled $4.4 million and $4.1 million as of June 30, 2014 and December 31, 2013, respectively, and are recorded at their fair value, based on quoted market prices. At June 30, 2014, the Company expects $0.2 million of the assets held in the trusts to be distributed to participants during the next twelve months. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment gains (losses) related to the EDCP during the three months ended June 30, 2014 and 2013 of approximately $109 thousand and ($36) thousand, respectively. The Company recorded investment gains related to the EDCP during the six months ended June 30, 2014 and 2013 of approximately $139 thousand and $87 thousand, respectively. In addition, the EDCP Plan held shares of the Company's common stock with a market value of $0.2 million at both June 30, 2014 and December 31, 2013, which were recorded as a component of shareholders' deficit.
In 1997, the Company adopted the Choice Hotels International, Inc. Non-Qualified Retirement Savings and Investment Plan ("Non-Qualified Plan"). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. As of June 30, 2014 and December 31, 2013, the Company had recorded a deferred compensation liability of $14.2 million and $13.7 million, respectively, related to these deferrals. Compensation expense is recorded in SG&A expense on the Company's consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. The net increase (decrease) in compensation expense recorded in SG&A related to the Non-Qualified Plan for the three months ended June 30, 2014 and 2013 was $0.4 million and $(0.2) million, respectively. The net increase in compensation expense recorded in SG&A related to the Non-Qualified Plan for the six months ended June 30, 2014 and 2013 was $0.2 million and $0.7 million, respectively.
The diversified investments held in the trusts were $13.0 million and $12.3 million as of June 30, 2014 and December 31, 2013, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment gains (losses) related to the Non-Qualified Plan during the three months ended June 30, 2014 and 2013 of approximately $0.3 million and ($0.1) million, respectively. The Company recorded investment gains related to the Non-Qualified Plan during the six months ended June 30, 2014 and 2013 of approximately $0.4 million and $0.5 million, respectively. In addition, the Non-Qualified Plan held shares of the Company's common stock with a market value of $1.2 million and $1.4 million at June 30, 2014 and December 31, 2013, respectively, which are recorded as a component of shareholders' deficit.

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

The Company's policy is to recognize transfers in and transfers out of the three levels of the fair value hierarchy as of the end of each quarterly reporting period. There were no transfers between Level 1, 2 and 3 assets during the three and six months ended June 30, 2014.
As of June 30, 2014 and December 31, 2013, the Company had the following assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets	(In thousands)
As of June 30, 2014
Money market funds, included in cash and cash equivalents	$50,001	$—	$50,001	$—
Mutual funds(1)	15,810	15,810	—	—
Money market funds(1)	1,636	—	1,636	—
	$67,447	$15,810	$51,637	$—
As of December 31, 2013
Money market funds, included in cash and cash equivalents	$50,001	$—	$50,001	$—
Mutual funds(1)	14,564	14,564	—	—
Money market funds(1)	1,786	—	1,786	—
	$66,351	$14,564	$51,787	$—
________________________

(1)	Included in Investments, employee benefit plans fair value on the consolidated balance sheets.
Other Financial Instruments
The Company believes that the fair value of its current assets and current liabilities approximate their reported carrying amounts due to the short-term nature of these items. In addition, the interest rates of the Company's Credit Facility adjust frequently based on current market rates; accordingly its carrying amount approximates fair value.
The Company estimates the fair value of notes receivable which approximate their carrying value, utilizing an analysis of future cash flows and credit worthiness for similar types of arrangements. Based upon the availability of market data, these notes receivables have been classified as Level 3 inputs. The primary sensitivity in these calculations is based on the selection of appropriate interest and discount rates. For further information on the notes receivables, which are included in both other current assets and notes receivable in the consolidated balance sheets, see Note 3.
The fair value of the Company's 2010 and 2012 Senior Notes are classified as Level 2 as the significant inputs are observable in an active market. At June 30, 2014 and December 31, 2013, the 2010 Senior Notes had an approximate fair value of $271.3 million and $261.3 million, respectively. At June 30, 2014 and December 31, 2013, the 2012 Senior Notes had an approximate fair value of $434.0 million and $416.0 million, respectively.

Fair values estimated are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment.  Settlement of such fair value amounts may not be possible and may not be a prudent management decision.

11.	Income Taxes
The effective income tax rates for income from continuing operations were 29.8% and 28.9% for the three months ended June 30, 2014 and restated June 30, 2013, respectively. The effective income tax rates for income from continuing operations were 30.6% and 28.7% for the six months ended June 30, 2014 and and restated June 30, 2013, respectively. The effective income tax rate for discontinued operations was 37.1% for the three and six months ended June 30, 2014 and restated June 30, 2013.
The effective income tax rate for continuing operations for the three and six months ended June 30, 2014 and restated June 30, 2013 was lower than the U.S federal income tax rate of 35% due to the recurring impact of foreign operations, partially offset by state income taxes. The effective income tax rates for the restated three and six months ended June 30, 2013 reflect the release of a valuation allowance on local country tax refunds received by a foreign subsidiary. The effective income tax rate for the restated six months ended June 30, 2013 was further reduced by settlements of unrecognized tax positions and legislation retroactively extending the U.S. controlled foreign corporation look-through rules.

12.	Share-Based Compensation and Capital Stock
Stock Options
No stock options were granted during the three month periods ended June 30, 2014 and 2013. The Company granted 0.7 million and 0.2 million options to certain employees of the Company at a fair value of $5.7 million and $1.7 million for the six months ended June 30, 2014 and 2013, respectively. The stock options granted by the Company had an exercise price equal to the market price of the Company's common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

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
The aggregate intrinsic value of the stock options outstanding and exercisable at June 30, 2014 was $34.1 million and $29.0 million, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2014 and 2013 was approximately $1.3 million and $2.9 million, respectively. There were no options exercised during the three months ended June 30, 2014. The total intrinsic value of options exercised during the three months ended June 30, 2013 was approximately $0.6 million.
The Company received approximately $1.5 million and $6.0 million in proceeds from the exercise of 58,749 and 234,065 employee stock options during the six month periods ended June 30, 2014 and 2013, respectively. The Company received approximately $0.6 million in proceeds from the exercise of 29,742 employee stock options during the three months ended June 30, 2013.

Restricted Stock
The following table is a summary of activity related to restricted stock grants:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Restricted share grants	17,262	20,858	147,055	215,399
Weighted average grant date fair value per share	$44.62	$45.32	$46.46	$37.59
Aggregate grant date fair value ($000)	$770	$945	$6,833	8,097
Restricted shares forfeited	2,964	6,429	4,296	27,928
Vesting service period of shares granted	12 - 36 months	12 - 48 months	12 - 48 months	12 - 48 months
Grant date fair value of shares vested ($000)	$935	$660	$8,203	$7,659
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
Performance Vested Restricted Stock Units
The Company has granted performance vested restricted stock units ("PVRSU") to certain employees. The fair value is measured by the market price of the Company's common stock on the date of the grant. The vesting of these stock awards is contingent upon the Company achieving performance targets at the end of specified performance periods and the employees' continued employment. The performance conditions affect the number of shares that will ultimately vest. The range of possible stock-based award vesting is generally between 0% and 200% of the initial target. If minimum performance targets are not attained then no awards will vest under the terms of the various PVRSU agreements. Compensation expense related to these awards is recognized over the requisite service period based on the Company's estimate of the achievement of the various performance targets. The Company has currently estimated that between 0% and 150% of the various award targets will be achieved. Compensation expense is recognized ratably over the requisite service period only on those PVRSUs that ultimately vest.
The following table is a summary of activity related to PVRSU grants:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Performance vested restricted stock units granted at target	—	—	24,678	58,902
Weighted average grant date fair value per share	$—	$—	$45.59	$36.76
Aggregate grant date fair value ($000)	$—	$—	$1,125	$2,165
Stock units forfeited	—	—	—	—
Requisite service period	—	—	36 months	22-36 months
During the three months ended June 30, 2014 and 2013, no PVRSU grants vested. During the six months ended June 30, 2014, a total of 28,886 PVRSU grants vested at a fair value of $1.4 million. These PVRSU grants were initially granted at a target of 18,635 units. However, since the Company achieved 155% of the targeted performance conditions contained in the stock awards granted in prior periods, an additional 10,251 shares were earned and issued.
During the six months ended June 30, 2013, a total of 39,816 PVRSU grants vested at a fair value of $1.3 million. These PVRSU grants were initially granted at a target of 30,624 units. However, since the Company achieved 130% of the targeted performance conditions contained in the stock awards granted in prior periods, an additional 9,192 shares were earned and issued.

A summary of stock-based award activity as of June 30, 2014 and changes during the six months ended are presented below:

	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	1,661,952	$26.44		563,345	$36.64	216,342	$37.34
Granted	651,757	$45.59		147,055	$46.46	24,678	$45.59
Performance based leveraging (1)	—	$—		—	$—	10,251	$41.25
Exercised/Vested	(58,749)	$26.33		(172,997)	$37.04	(28,886)	$41.25
Expired	—	$—		—	$—	—	$—
Forfeited	—	$—		(4,296)	$39.18	—	$—
Outstanding at June 30, 2014	2,254,960	$31.98	3.7	533,107	$39.20	222,385	$37.93
Options exercisable at June 30, 2014	1,326,714	$25.24	2.1
_________________________________
(1)PVRSU units outstanding have been increased by 10,251 units due to the Company exceeding the targeted performance conditions contained in PVRSUs granted in prior periods during the six months ended June 30, 2014.
The components of the Company’s pretax share-based compensation expense and associated income tax benefits are as follows for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions)	2014	2013	2014	2013
Stock options	$0.7	$0.5	$1.1	$1.0
Restricted stock	1.9	1.8	3.8	3.6
Performance vested restricted stock units	(0.8)	0.6	(0.1)	1.2
Total	$1.8	$2.9	$4.8	$5.8
Income tax benefits	$0.7	$1.1	$1.8	$2.1
During the three and six months ended June 30, 2014, the Company revised its estimate of the projected achievement of various performance conditions that affect the number of PVRSUs that will ultimately vest. As a result, previously recognized share-based compensation costs related to these PVRSUs has been decreased by $1.2 million and $1.0 million for the three and six months ended June 30, 2014.
Dividends
The Company currently pays a quarterly dividend on its common stock of $0.185 per share, however the declaration of future dividends are subject to the discretion of the board of directors. During the three and six months ended June 30, 2014, the Company's board of directors declared dividends totaling $0.185 and $0.37 per share or approximately $10.8 million and $21.6 million in the aggregate, respectively.

In addition, during the six months ended June 30, 2014, the Company recorded dividends totaling $0.4 million related to previously declared dividends that were contingent upon the vesting of performance vested restricted stock units. No dividends on performance vested restricted units were paid during the three months ended June 30, 2014.
Share Repurchases and Redemptions
No shares of common stock were purchased by the Company under the share repurchase program during the three and six months ended June 30, 2014.

During the three and six months ended June 30, 2014, the Company redeemed 302 and 94,745 shares of common stock at a total cost of approximately $13 thousand and $4.5 million, respectively, from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were outside the share repurchase program.
Other
Effective January 1, 2014, the Company reduced its reported number of common shares outstanding by 0.3 million shares to address a reconciling item with the Company's share transfer agent.

13.	Earnings Per Share
The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
		(Restated)		(Restated)
Computation of Basic Earnings Per Share:
Numerator:
Net income from continuing operations	$35,279	$31,624	$56,748	$51,400
Net income from discontinued operations	121	183	1,762	150
Net income	35,400	31,807	58,510	51,550
Income allocated to participating securities	(324)	(310)	(523)	(521)
Net income available to common shareholders	$35,076	$31,497	$57,987	$51,029
Denominator:
Weighted average common shares outstanding – basic	57,893	57,953	57,850	$57,837

Basic earnings per share - Continuing operations	$0.61	$0.54	$0.97	$0.88
Basic earnings per share - Discontinued operations	—	—	0.03	—
	$0.61	$0.54	$1.00	$0.88

Computation of Diluted Earnings Per Share:
Numerator:
Net income from continuing operations	$35,279	$31,624	$56,748	$51,400
Net income from discontinued operations	121	183	1,762	150
Net income	35,400	31,807	58,510	51,550
Income allocated to participating securities	(322)	(309)	(521)	(519)
Net income available to common shareholders	$35,078	$31,498	$57,989	$51,031
Denominator:
Weighted average common shares outstanding – basic	57,893	57,953	57,850	57,837
Diluted effect of stock options and PVRSUs	492	386	491	376
Weighted average common shares outstanding – diluted	58,385	58,339	58,341	58,213

Diluted earnings per share - Continuing operations	$0.60	$0.54	$0.96	$0.88
Diluted earnings per share - Discontinued operations	—	—	0.03	—
	$0.60	$0.54	$0.99	$0.88

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
At June 30, 2014 and 2013, the Company had 2.3 million and 1.8 million outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the period, unless the stock options would be anti-dilutive. For the three months ended June 30, 2014, the Company excluded 0.7 million of anti-dilutive stock options from the diluted EPS calculation. For the six months ended June 30, 2014 and the three and six months ended June 30, 2013, the Company did not exclude any anti-dilutive stock options from the diluted EPS calculation.
PVRSUs are also included in the diluted earnings per share calculation when the performance conditions have been met at the reporting date. However, at June 30, 2014 and 2013, PVRSUs totaling 222,385 and 198,394, respectively, were excluded from the computation since the performance conditions had not been met.

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

The condensed consolidating financial statements have been restated for the three and six months ended June 30, 2013 and the consolidated balance sheet as of December 31, 2013 has been revised from previously issued interim and annual financial statements to reflect the correction of an error discussed in Note 1 under the heading "Revision to Prior Annual Financial Statements and Restatement of Prior Interim Financial Statements" and other immaterial errors. In addition, the condensed consolidating statements of income for the three and six months ended June 30, 2013 have been reclassifed to account for discontinued operations as discussed in Note 17, "Discontinued Operations".

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Three Months Ended June 30, 2014
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$71,090	$36,759	$12,360	$(42,539)	$77,670
Initial franchise and relicensing fees	4,435	—	287	—	4,722
Procurement services	7,842	—	178	—	8,020
Marketing and reservation	92,289	94,301	5,034	(87,858)	103,766
Other	3,342	1	143	—	3,486
Total revenues	178,998	131,061	18,002	(130,397)	197,664
OPERATING EXPENSES:
Selling, general and administrative	37,137	33,503	3,312	(42,539)	31,413
Marketing and reservation	96,232	90,658	4,734	(87,858)	103,766
Depreciation and amortization	756	1,416	160	—	2,332
Total operating expenses	134,125	125,577	8,206	(130,397)	137,511
Operating income	44,873	5,484	9,796	—	60,153
OTHER INCOME AND EXPENSES, NET:
Interest expense	10,703	1	6	—	10,710
Equity in earnings of consolidated subsidiaries	(13,188)	(11)	—	13,199	—
Other items, net	(297)	(450)	(44)	—	(791)
Total other income and expenses, net	(2,782)	(460)	(38)	13,199	9,919
Income from continuing operations before income taxes	47,655	5,944	9,834	(13,199)	50,234
Income taxes	12,255	2,380	320	—	14,955
Income from continuing operations, net of income taxes	35,400	3,564	9,514	(13,199)	35,279
Income from discontinued operations, net of income taxes	—	121	—	—	121
Net income	$35,400	$3,685	$9,514	$(13,199)	$35,400

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Three Months Ended June 30, 2013 (Restated)
(Unaudited, in thousands)

	Parent (Restated)	Guarantor Subsidiaries (Restated)	Non-Guarantor Subsidiaries (Restated)	Eliminations (Restated)	Consolidated (Restated)
REVENUES:
Royalty fees	$66,228	$35,111	$11,191	$(39,892)	$72,638
Initial franchise and relicensing fees	4,087	—	329	—	4,416
Procurement services	7,384	—	162	—	7,546
Marketing and reservation	92,381	94,569	5,037	(87,915)	104,072
Other	2,015	—	243	—	2,258
Total revenues	172,095	129,680	16,962	(127,807)	190,930
OPERATING EXPENSES:
Selling, general and administrative	35,121	31,394	3,108	(39,892)	29,731
Marketing and reservation	96,364	91,251	4,372	(87,915)	104,072
Depreciation and amortization	759	1,426	203	—	2,388
Total operating expenses	132,244	124,071	7,683	(127,807)	136,191
Operating income	39,851	5,609	9,279	—	54,739
OTHER INCOME AND EXPENSES, NET:
Interest expense	10,783	17	7	—	10,807
Equity in earnings of consolidated subsidiaries	(13,215)	—	—	13,215	—
Other items, net	(564)	147	(155)	—	(572)
Total other income and expenses, net	(2,996)	164	(148)	13,215	10,235
Income from continuing operations before income tax	42,847	5,445	9,427	(13,215)	44,504
Income taxes	11,040	2,222	(382)	—	12,880
Income from continuing operations, net of income taxes	31,807	3,223	9,809	(13,215)	31,624
Income from discontinued operations, net of income taxes	—	183	—	—	183
Net income	$31,807	$3,406	$9,809	$(13,215)	$31,807

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Six Months Ended June 30, 2014
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

REVENUES:
Royalty fees	$124,085	$60,974	$22,882	$(71,731)	$136,210
Initial franchise and relicensing fees	8,019	—	443	—	8,462
Procurement services	12,473	—	325	—	12,798
Marketing and reservation	171,110	168,200	9,169	(155,107)	193,372
Other	6,298	1	259	—	6,558
Total revenues	321,985	229,175	33,078	(226,838)	357,400
OPERATING EXPENSES:
Selling, general and administrative	67,711	55,594	6,519	(71,731)	58,093
Marketing and reservation	177,817	161,602	9,060	(155,107)	193,372
Depreciation and amortization	1,507	2,734	369	—	4,610
Total operating expenses	247,035	219,930	15,948	(226,838)	256,075
Operating income	74,950	9,245	17,130	—	101,325
OTHER INCOME AND EXPENSES, NET:
Interest expense	20,871	2	8	—	20,881
Equity in earnings of consolidated subsidiaries	(24,114)	50	—	24,064	—
Other items, net	(725)	(517)	(76)		(1,318)
Total other income and expenses, net	(3,968)	(465)	(68)	24,064	19,563
Income from continuing operations before income taxes	78,918	9,710	17,198	(24,064)	81,762
Income taxes	20,408	4,184	422	—	25,014
Income from continuing operations, net of income taxes	58,510	5,526	16,776	(24,064)	56,748
Income from discontinued operations, net of income taxes	—	1,762	—	—	1,762
Net income	$58,510	$7,288	$16,776	$(24,064)	$58,510

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Six Months Ended June 30, 2013 (Restated)
(Unaudited, in thousands)

	Parent (Restated)	Guarantor Subsidiaries (Restated)	Non-Guarantor Subsidiaries (Restated)	Eliminations (Restated)	Consolidated (Restated)

REVENUES:
Royalty fees	$116,644	$59,316	$20,578	$(67,792)	$128,746
Initial franchise and relicensing fees	7,655	—	538	—	8,193
Procurement services	11,184	—	312	—	11,496
Marketing and reservation	163,426	170,732	9,584	(157,347)	186,395
Other	3,803	—	468	—	4,271
Total revenues	302,712	230,048	31,480	(225,139)	339,101
OPERATING EXPENSES:
Selling, general and administrative	64,405	53,382	6,404	(67,792)	56,399
Marketing and reservation	169,956	164,413	9,373	(157,347)	186,395
Depreciation and amortization	1,473	2,553	403	—	4,429
Total operating expenses	235,834	220,348	16,180	(225,139)	247,223
Operating income	66,878	9,700	15,300	—	91,878
OTHER INCOME AND EXPENSES, NET:
Interest expense	21,519	50	8	—	21,577
Equity in earnings of consolidated subsidiaries	(21,660)	—	—	21,660	—
Other items, net	(1,112)	(564)	(109)	—	(1,785)
Total other income and expenses, net	(1,253)	(514)	(101)	21,660	19,792
Income from continuing operations before income taxes	68,131	10,214	15,401	(21,660)	72,086
Income taxes (benefit)	16,581	4,300	(195)	—	20,686
Income from continuing operations, net of income taxes	51,550	5,914	15,596	(21,660)	51,400
Income from discontinued operations, net of income taxes	—	150	—	—	150
Net income	$51,550	$6,064	$15,596	$(21,660)	$51,550

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended June 30, 2014
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net income	$35,400	$3,685	$9,514	$(13,199)	$35,400
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	216	—	—	—	216
Foreign currency translation adjustment	509	—	509	(509)	509
Other comprehensive income (loss), net of tax	725	—	509	(509)	725
Comprehensive income	$36,125	$3,685	$10,023	$(13,708)	$36,125

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended June 30, 2013 (Restated)
(Unaudited, in thousands)

	Parent (Restated)	Guarantor Subsidiaries (Restated)	Non-Guarantor Subsidiaries (Restated)	Eliminations (Restated)	Consolidated (Restated)

Net income	$31,807	$3,406	$9,809	$(13,215)	$31,807
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	216	—	—	—	216
Foreign currency translation adjustment	(2,082)	—	(2,082)	2,082	(2,082)
Other comprehensive income (loss), net of tax	(1,866)	—	(2,082)	2,082	(1,866)
Comprehensive income	$29,941	$3,406	$7,727	$(11,133)	$29,941

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Six Months Ended June 30, 2014
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net income	$58,510	$7,288	$16,776	$(24,064)	$58,510
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	431	—	—	—	431
Foreign currency translation adjustment	1,030	—	1,030	(1,030)	1,030
Other comprehensive income (loss), net of tax	1,461	—	1,030	(1,030)	1,461
Comprehensive income	$59,971	$7,288	$17,806	$(25,094)	$59,971

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Six Months Ended June 30, 2013 (Restated)
(Unaudited, in thousands)

	Parent (Restated)	Guarantor Subsidiaries (Restated)	Non-Guarantor Subsidiaries (Restated)	Eliminations (Restated)	Consolidated (Restated)

Net income	$51,550	$6,064	$15,596	$(21,660)	$51,550
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	431	—	—	—	431
Foreign currency translation adjustment	(2,327)	—	(2,327)	2,327	(2,327)
Other comprehensive income (loss), net of tax	(1,896)	—	(2,327)	2,327	(1,896)
Comprehensive income	$49,654	$6,064	$13,269	$(19,333)	$49,654

Choice Hotels International, Inc.
Condensed Consolidating Balance Sheet
As of June 30, 2014
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$38,962	$111	$172,469	$—	$211,542
Receivables, net	107,954	1,646	10,163	—	119,763
Other current assets	14,770	37,976	1,585	(633)	53,698
Total current assets	161,686	39,733	184,217	(633)	385,003
Property and equipment, at cost, net	18,500	38,796	942	—	58,238
Goodwill	60,620	5,193	—	—	65,813
Franchise rights and other identifiable intangibles, net	5,468	1,787	1,134	—	8,389
Notes receivable, net of allowances	12,047	20,936	1,509	—	34,492
Investments, employee benefit plans, at fair value	—	17,270	—	—	17,270
Investment in affiliates	403,500	31,233	—	(434,733)	—
Advances to affiliates	13,060	216,916	11,338	(241,314)	—
Deferred income taxes	—	9,895	917	(9,691)	1,121
Other assets	8,296	14,806	35,014	—	58,116
Total assets	$683,177	$396,565	$235,071	$(686,371)	$628,442
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$7,513	$39,178	$4,201	$—	$50,892
Accrued expenses	28,591	21,635	2,172	—	52,398
Deferred revenue	6,794	59,811	760	—	67,365
Current portion of long-term debt	11,250	707	13	—	11,970
Deferred compensation and retirement plan obligations	—	579	—	—	579
Other current liabilities	4,572	13,520	—	(633)	17,459
Total current liabilities	58,720	135,430	7,146	(633)	200,663
Long-term debt	773,353	4,153	30	—	777,536
Deferred compensation & retirement plan obligations	—	23,250	10	—	23,260
Advances from affiliates	233,304	318	7,692	(241,314)	—
Other liabilities	30,310	17,984	890	(9,691)	39,493
Total liabilities	1,095,687	181,135	15,768	(251,638)	1,040,952
Total shareholders’ (deficit) equity	(412,510)	215,430	219,303	(434,733)	(412,510)
Total liabilities and shareholders’ deficit	$683,177	$396,565	$235,071	$(686,371)	$628,442

Choice Hotels International, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2013
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$9,785	$569	$157,441	$—	$167,795
Receivables, net	72,219	1,475	8,691	—	82,385
Other current assets	26,395	34,987	752	(5,340)	56,794
Total current assets	108,399	37,031	166,884	(5,340)	306,974
Property and equipment, at cost, net	11,087	55,963	802	—	67,852
Goodwill	60,620	5,193	—	—	65,813
Franchise rights and other identifiable intangibles, net	6,553	2,096	1,304	—	9,953
Advances, marketing and reservation activities	5,844	—	—	—	5,844
Notes receivable, net of allowances	13,257	17,158	1,457	—	31,872
Investments, employee benefit plans, at fair value	—	15,950	—	—	15,950
Investment in affiliates	376,712	28,312	—	(405,024)	—
Advances to affiliates	14,198	189,833	10,896	(214,927)	—
Deferred income taxes	—	10,710	871	(11,581)	—
Other assets	8,955	13,184	30,025	—	52,164
Total assets	$605,625	$375,430	$212,239	$(636,872)	$556,422
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$6,276	$30,778	$4,609	$—	$41,663
Accrued expenses	28,215	26,503	1,907	—	56,625
Deferred revenue	7,065	53,414	709	—	61,188
Current portion of long-term debt	9,375	702	11	—	10,088
Deferred compensation and retirement plan obligations	—	2,492	—	—	2,492
Other current liabilities	—	7,401	221	(5,340)	2,282
Total current liabilities	50,931	121,290	7,457	(5,340)	174,338
Long-term debt	778,946	4,507	18	—	783,471
Deferred compensation & retirement plan obligations	—	22,520	7	—	22,527
Advances from affiliates	206,931	362	7,634	(214,927)	—
Other liabilities	21,688	18,216	634	(11,581)	28,957
Total liabilities	1,058,496	166,895	15,750	(231,848)	1,009,293
Total shareholders’ (deficit) equity	(452,871)	208,535	196,489	(405,024)	(452,871)
Total liabilities and shareholders' deficit	$605,625	$375,430	$212,239	$(636,872)	$556,422

Choice Hotels International, Inc.
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2014
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided (used) by operating activities	$53,132	$(1,383)	$14,740	$(657)	$65,832

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(1,797)	(5,235)	(282)	—	(7,314)
Proceeds from sales of assets	27	12,189	—	—	12,216
Equity method investments	—	(1,283)	(5,663)	—	(6,946)
Purchases of investments, employee benefit plans	—	(1,220)	—	—	(1,220)
Proceeds from sales of investments, employee benefit plans	—	641	—	—	641
Issuance of mezzanine and other notes receivable	(2,223)	—	—	—	(2,223)
Collections of mezzanine and other notes receivable	9,743	—	—	—	9,743
Advances to and investments in affiliates	(1,000)	(4,842)	—	5,842	—
Other items, net	(296)	—	—	—	(296)
Net cash provided (used) in investing activities	4,454	250	(5,945)	5,842	4,601

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(3,750)	(349)	(13)	—	(4,112)
Proceeds from the issuance of long-term debt	—	—	26	—	26
Proceeds from contributions from affiliates	—	—	5,842	(5,842)	—
Purchases of treasury stock	(4,544)	—	—	—	(4,544)
Dividends paid	(21,957)	—	(657)	657	(21,957)
Excess tax benefits from stock-based compensation	295	1,024	—	—	1,319
Proceeds from exercise of stock options	1,547	—	—	—	1,547
Net cash provided (used) by financing activities	(28,409)	675	5,198	(5,185)	(27,721)
Net change in cash and cash equivalents	29,177	(458)	13,993	—	42,712
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	1,035	—	1,035
Cash and cash equivalents at beginning of period	9,785	569	157,441	—	167,795
Cash and cash equivalents at end of period	$38,962	$111	$172,469	$—	$211,542

Choice Hotels International, Inc.
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2013 (Restated)
(Unaudited, in Thousands)

	Parent (Restated)	Guarantor Subsidiaries (Restated)	Non-Guarantor Subsidiaries (Restated)	Eliminations (Restated)	Consolidated (Restated)

Net cash provided (used) by operating activities	$(3,139)	$15,698	$17,708	$(280)	$29,987

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(3,775)	(18,135)	(125)	—	(22,035)
Equity method investments	—	—	(1,851)	—	(1,851)
Purchases of investments, employee benefit plans	—	(1,580)	—	—	(1,580)
Proceeds from sales of investments, employee benefit plans	—	3,934	—	—	3,934
Collections of mezzanine and other notes receivable	201	—	—	—	201
Advances to and investments in affiliates	(1,000)	(850)	—	1,850	—
Other items, net	(304)	—	—	—	(304)
Net cash provided (used) in investing activities	(4,878)	(16,631)	(1,976)	1,850	(21,635)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings pursuant to revolving credit facility	15,200	—	—	—	15,200
Principal payments on long-term debt	(3,750)	(335)	(10)	—	(4,095)
Purchases of treasury stock	(3,651)	—	—	—	(3,651)
Dividends paid	(11,261)	—	—	—	(11,261)
Excess tax benefits from stock-based compensation	20	1,126	—	—	1,146
Proceeds from contributions from affiliates	—	—	1,850	(1,850)	—
Proceeds from exercise of stock options	5,973	—	—	—	5,973
Net cash provided (used) by financing activities	2,531	791	1,840	(1,850)	3,312
Net change in cash and cash equivalents	(5,486)	(142)	17,572	(280)	11,664
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(2,051)	—	(2,051)
Cash and cash equivalents at beginning of period	8,420	407	125,350	—	134,177
Cash and cash equivalents at end of period	$2,934	$265	$140,871	$(280)	$143,790

15.	Reportable Segment Information

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
The following table presents the financial information for the Company's segments:

	Three Months Ended June 30, 2014				Three Months Ended June 30, 2013 (Restated)
(In thousands)	Franchising	SkyTouch Technology	Corporate & Other	Consolidated	Franchising	SkyTouch Technology	Corporate & Other	Consolidated

Revenues	$197,596	$68	$—	$197,664	$190,930	$—	$—	$190,930
Operating income (loss)	$75,211	$(4,360)	$(10,698)	$60,153	$67,895	$(2,661)	$(10,495)	$54,739
Income (loss) from continuing operations before income taxes	$75,203	$(4,360)	$(20,609)	$50,234	$67,963	$(2,661)	$(20,798)	$44,504

	Six Months Ended June 30, 2014				Six Months Ended June 30, 2013 (Restated)
(In thousands)	Franchising	SkyTouch Technology	Corporate & Other	Consolidated	Franchising	SkyTouch Technology	Corporate & Other	Consolidated

Revenues	$357,279	$121	$—	$357,400	$339,101	$—	$—	$339,101
Operating income (loss)	$129,421	$(7,866)	$(20,230)	$101,325	$118,253	$(4,466)	$(21,909)	$91,878
Income (loss) from continuing operations before income taxes	$129,422	$(7,866)	$(39,794)	$81,762	$118,244	$(4,466)	$(41,692)	$72,086

16.	Commitments and Contingencies
The Company is not a party to any litigation other than litigation in the ordinary course of business. The Company's management and legal counsel do not expect that the ultimate outcome of any of its currently ongoing legal proceedings, individually or collectively, will have a material adverse effect on the Company's financial position, results of operations or cash flows.
Contingencies
On October 9, 2012, the Company entered into a limited payment guaranty with regards to a VIE's $18.0 million bank loan for the construction of a hotel franchised under one of the Company's brands in the United States. Under the terms of the limited guaranty, the Company has agreed to guarantee 25% of the outstanding principal balance for a maximum exposure of $4.5 million and accrued and unpaid interest, as well as any unpaid expenses incurred by the lender. The limited guaranty shall remain in effect until the maximum amount guaranteed by the Company is paid in full. In addition to the limited guaranty, the Company entered into an agreement in which the Company guarantees the completion of the construction of the hotel and an environmental indemnity agreement which indemnifies the lending institution from and against any damages relating to or arising out of possible environmental contamination issues with regards to the property.
On November 15, 2013, the Company entered into a limited payment guaranty with regards to a VIE's $46.2 million bank loan for the construction of a hotel franchised under one of the Company's brands in the United States. Under the terms of the limited guaranty, the Company has agreed to unconditionally guarantee and become surety for the full and timely payment of the guaranteed outstanding principal balance, as well as any unpaid expenses incurred by the lender. The guarantee is limited to 25% of the outstanding principal balance of the $46.2 million loan due at any time for a maximum exposure of $11.6 million. The limited guaranty shall remain in effect until the maximum amount guaranteed by the Company is repaid in full. The maturity date of the VIE's loan is May 2017. In conjunction with this guaranty, the Company has entered into a reimbursement and guaranty agreement with certain individuals that requires them to reimburse the Company in an amount equal to 75% of any payments made by the Company under this limited payment guaranty.
Commitments
The Company has the following commitments outstanding at June 30, 2014:

•
The Company occasionally provides financing in the form of forgivable promissory notes or cash incentives to franchisees for property improvements, hotel development efforts and other purposes. At June 30, 2014, the Company had commitments to extend an additional $13.3 million for these purposes provided certain conditions are met by its franchisees, of which $6.0 million is expected to be advanced in the next twelve months.

•
The Company committed to make additional capital contributions totaling $2.1 million to existing joint ventures related to the construction of various hotels to be operated under the Company's Cambria Suites brand. These commitments are expected to be funded in the next twelve months.

•
The Company has a property improvement incentive program for its domestic Comfort Inn and Comfort Suites hotels to incent hotel owners to renovate their properties to accelerate improvement of the brand's product quality and consistency, guest satisfaction and brand performance. The Company has committed to provide financing in the form of forgivable promissory notes to qualifying domestic hotels for a portion of their Company approved and completed property improvement expenses. Financing will be provided upon the completion and Company certification of the renovations. At June 30, 2014, the Company had commitments to extended $25.3 million for this purpose provided certain conditions are met by its franchisees. These commitments are expected to be funded in the next twelve months.

•
The Company has committed to loan monies totaling approximately $3.3 million to support the construction of a hotel under the Company's Cambria Suites brand. At June 30, 2014, the Company had funded approximately $2.2 million of this commitment and is expected to fund the remaining commitment within the next twelve months.

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

17. Discontinued Operations

In the first quarter of 2014, the Company's management approved a plan to sell the three Company-owned hotels operated under the MainStay Suites brand and completed the disposal of these hotels at June 30, 2014. The Company determined that this disposal transaction met the definition of a discontinued operation since the operations and cash flows of this component has and will be eliminated from the on-going operations of the Company and the Company will not have significant continuing involvement in the operations of the hotels after the disposal transaction.

The operations related to these three Company-owned hotels were reported as a component of "Corporate and Other" for segment reporting purposes. The results of operations for the three and six months ended June 30, 2014 and the Company's financial position as of June 30, 2014 presented in these Consolidated Financial Statements reflect these three Company-owned hotels as discontinued operations. The results of operations for the three and six months ended June 30, 2013 presented in the Consolidated Financial Statements have been reclassified to account for these operations as discontinued. Summarized financial information related to the discontinued operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Revenues
Hotel operations	$111	$1,334	$801	$2,290
Total revenues	111	1,334	801	2,290
Expenses
Hotel operations	170	911	832	1,786
Depreciation and amortization	—	132	—	266
Total operating expenses	170	1,043	832	2,052
Operating income (loss)	(59)	291	(31)	238
Gain on disposal of discontinued operations	252	—	2,833	—
Income from discontinued operations before income taxes	193	291	2,802	238
Income taxes	72	108	1,040	88
Income from discontinued operations	$121	$183	$1,762	$150

	As of June 30, 2014	As of December 31, 2013
	(In thousands)
Cash	$89	$550
Receivables, net	8	106
Other current assets	109	223
Income taxes receivable	—	20
Total current assets	206	899
Property and equipment, at cost, net	—	8,816
Total assets	$206	$9,715

Accounts payable	$9	$425
Accrued expenses	10	10
Income taxes payable	1,040	—
Total liabilities	$1,059	$435

Net assets (liabilities) of discontinued operations	$(853)	$9,280

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
As described in Note 1 to our consolidated financial statements under the heading "Revision to Financial Statements", the Company has corrected its revenue recognition method for its royalty and certain marketing and reservation system fee revenues. As a result, the Company now recognizes royalty and marketing and reservation system fee revenue in the same period that the gross room revenues are earned by the Company's franchisees, not one month in arrears. As a result, the Company has revised certain operating statistics in MD&A from previously reported amounts.
Overview
We are a primarily a hotel franchisor with franchise agreements representing 6,372 hotels open and 516 hotels under construction, awaiting conversion or approved for development as of June 30, 2014, with 506,523 rooms and 40,946 rooms, respectively, in 50 states, the District of Columbia and over 35 countries and territories outside the United States. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Ascend Hotel Collection®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, and Cambria Suites® (collectively, the "Choice brands").
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
Our business strategy is to conduct direct franchising in those international markets where both franchising is an accepted business model and we believe our brands can achieve significant scale. We elect to enter into master franchise agreements in those markets where direct franchising is currently not a prevalent or viable business model. When entering into master franchising relationships, we strive to select partners that have professional hotel and asset management capabilities together with the financial capacity to invest in building the Choice brands in their respective markets. Master franchising relationships typically provide lower revenues to the Company as the master franchisees are responsible for managing certain necessary services (such as training, quality assurance, reservations and marketing) to support the franchised hotels in the master franchise area and therefore retain a larger percentage of the hotel franchise fees to cover their expenses. In certain circumstances, the Company has and may continue to make equity investments in our master franchisees.
As a result of our use of master franchising relationships and international market conditions, total revenues from international franchising operations comprised 8% of our total revenues for the six months ended June 30, 2014, while representing approximately 18% of hotels open at June 30, 2014. Therefore, our description of the franchise system is primarily focused on the domestic operations.
Our Company generates revenues, income and cash flows primarily from initial, relicensing and continuing royalty fees attributable to our franchise agreements. Revenues are also generated from qualified vendor arrangements and other sources. The hotel industry is seasonal in nature. For most hotels, demand is lower in December through February than during the remainder of the year. Our principal source of revenues is franchise fees based on the gross room revenues of our franchised properties. The Company's franchise fee revenues and operating income reflect the industry's seasonality and historically have been lower in the first and fourth quarter than in the second or third quarters.
With a focus on hotel franchising instead of ownership, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our business provides opportunities to improve operating results by increasing the number of franchised hotel rooms and effective royalty rates of our franchise contracts resulting in increased initial fee and relicensing revenue, ongoing royalty fees and procurement services revenues. In addition, our operating results can also be improved through our company-wide efforts related to improving property level performance. The Company currently estimates, based on its current domestic portfolio of hotels under franchise, a 1% change in revenue per available room ("RevPAR") or rooms under franchise would increase or decrease annual domestic royalty revenues by approximately $2.6 million and a 1 basis point change in the Company's effective royalty rate would increase or decrease annual domestic royalties by approximately $0.6 million. In addition to these revenues, we also collect marketing and reservation system fees to support centralized marketing and reservation activities for the franchise system. The Company's hotel franchising business currently has relatively low capital expenditure requirements.
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
Historically, we have returned value to our shareholders through share repurchases and dividends. In 1998, our board of directors instituted a share repurchase program which has generated substantial value for our shareholders. Since the program's inception through June 30, 2014, we have repurchased 45.3 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.1 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 78.3 million shares at an average price of $13.89 per share. At June 30, 2014, we had approximately 1.4 million shares remaining under the current share repurchase authorization. We currently believe that our cash flows from operations will support our ability to complete the current repurchase authorization. Upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
The Company commenced paying quarterly dividends in 2004 and in 2012 the Company elected to pay a special cash dividend totaling approximately $600 million. The Company currently maintains the payment of a quarterly dividend on its common shares outstanding of $0.185 per share, however the declaration of future dividends are subject to the discretion of the board of directors. During the six months ended June 30, 2014, we paid cash dividends totaling approximately $22.0 million. We expect to continue to pay dividends in the future, subject to declaration by our board of directors as well as future business performance, economic conditions, changes in income tax regulations and other factors. Based on the present dividend rate and outstanding share count, we expect that aggregate annual regular dividends for 2014 would be approximately $43.6 million.
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
Calculation of Franchising Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands)
	2014	2013	2014	2013
Franchising Revenues:		(Restated)		(Restated)
Total Revenues	$197,664	190,930	$357,400	$339,101
Adjustments:
Marketing and reservation system revenues	(103,766)	(104,072)	(193,372)	(186,395)
SkyTouch division	(68)	—	(121)	—
Franchising Revenues	$93,830	$86,858	$163,907	$152,706

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

Calculation of Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands)
	2014	2013	2014	2013
Adjusted EBITDA:		(Restated)		(Restated)
Income from continuing operations, net of income taxes	$35,279	$31,624	$56,748	$51,400
Income taxes	14,955	12,880	25,014	20,686
Interest expense	10,710	10,807	20,881	21,577
Interest income	(347)	(659)	(850)	(1,303)
Other (gains) and losses	(474)	147	(533)	(563)
Equity in net (income) loss of affiliates	30	(60)	65	81
Depreciation and amortization	2,332	2,388	4,610	4,429
Adjusted EBITDA	$62,485	$57,127	$105,935	$96,307

Operations Review
Comparison of Operating Results for the Three-Month Periods Ended June 30, 2014 and 2013

Summarized financial results for the three months ended June 30, 2014 and 2013 are as follows:

(in thousands)	2014	2013
REVENUES:		(Restated)
Royalty fees	$77,670	$72,638
Initial franchise and relicensing fees	4,722	4,416
Procurement services	8,020	7,546
Marketing and reservation	103,766	104,072
Other	3,486	2,258
Total revenues	197,664	190,930
OPERATING EXPENSES:
Selling, general and administrative	31,413	29,731
Depreciation and amortization	2,332	2,388
Marketing and reservation	103,766	104,072
Total operating expenses	137,511	136,191
Operating income	60,153	54,739
OTHER INCOME AND EXPENSES, NET:
Interest expense	10,710	10,807
Interest income	(347)	(659)
Other (gains) and losses	(474)	147
Equity in net (income) loss of affiliates	30	(60)
Total other income and expenses, net	9,919	10,235
Income from continuing operations before income taxes	50,234	44,504
Income taxes	14,955	12,880
Income from continuing operations, net of income taxes	35,279	31,624
Income from discontinued operations, net of income taxes	121	183
Net income	$35,400	$31,807

Results of Operations
The Company recorded income from continuing operations before income taxes of $50.2 million for the three month period ended June 30, 2014, a $5.7 million, or 13% increase from the same period of the prior year. The increase in income from continuing operations primarily reflects a $5.4 million increase in operating income.
Operating income increased $5.4 million as the Company's franchising revenues increased by $7.0 million or 8% partially offset by a $1.7 million or 6% increase in SG&A expenses. Adjusted EBITDA for the three months ended June 30, 2014 increased $5.4 million or 9% to $62.5 million. The key drivers of these fluctuations are described in more detail below.
Franchising Revenues: Franchising revenues were $93.8 million for the three months ended June 30, 2014 compared to $86.9 million for the three months ended June 30, 2013, an increase of 8%. The increase in franchising revenues is primarily due to a $5.0 million or 7% increase in royalty revenues and a $1.2 million increase in other revenues.
Royalty Fees
Domestic royalty fees for the three months ended June 30, 2014 increased $5.0 million to $71.2 million, an increase of 7% compared to the three months ended June 30, 2013. The increase in royalties is attributable to a combination of factors including a 7.6% increase in RevPAR and a 0.9% increase in the number of domestic franchised hotel rooms open. These increases were partially offset by a 6 basis point decline in the effective royalty rate from 4.34% to 4.28%. System-wide RevPAR increased due to a combination of a 2.9% increase in average daily rates and a 280 basis point increase in occupancy rates.
A summary of the Company's domestic franchised hotels operating information is as follows:

	For the Three Months Ended June 30, 2014			For the Three Months Ended June 30, 2013 (Restated)			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$87.16	67.6%	$58.94	$84.31	64.4%	$54.33	3.4%	320	bps	8.5%
Comfort Suites	91.46	70.4%	64.36	88.11	67.2%	59.19	3.8%	320	bps	8.7%
Sleep	78.40	66.9%	52.42	75.57	63.5%	47.94	3.7%	340	bps	9.3%
Quality	72.61	59.8%	43.38	70.96	56.9%	40.39	2.3%	290	bps	7.4%
Clarion	78.36	57.0%	44.68	76.39	53.9%	41.19	2.6%	310	bps	8.5%
Econo Lodge	58.12	54.9%	31.90	56.99	52.0%	29.65	2.0%	290	bps	7.6%
Rodeway	56.56	56.7%	32.05	54.52	54.0%	29.42	3.7%	270	bps	8.9%
MainStay	76.33	76.3%	58.25	73.00	72.7%	53.04	4.6%	360	bps	9.8%
Suburban	45.72	75.0%	34.27	43.07	73.0%	31.45	6.2%	200	bps	9.0%
Ascend Hotel Collection	122.07	60.1%	73.32	124.08	64.9%	80.50	(1.6)%	(480)	bps	(8.9)%
Total*	$77.92	63.0%	$49.08	$75.74	60.2%	$45.61	2.9%	280	bps	7.6%
___________________
*Operating statistics exclude Cambria Suites since the operating statistics are not representative of a stabilized brand which the Company defines as having at least 25 units open and operating for a twelve month period.
The number of domestic rooms on-line increased by 3,632 rooms or 0.9% to 400,854 as of June 30, 2014 from 397,222 as of June 30, 2013. The total number of domestic hotels on-line increased by 1.8% to 5,212 as of June 30, 2014 from 5,118 as of June 30, 2013.

A summary of domestic hotels and rooms on-line at June 30, 2014 and 2013 by brand is as follows:

	June 30, 2014		June 30, 2013		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	%	%
Comfort Inn	1,281	99,679	1,311	102,882	(30)	(3,203)	(2.3)%	(3.1)%
Comfort Suites	590	45,664	587	45,339	3	325	0.5%	0.7%
Sleep	375	27,159	379	27,478	(4)	(319)	(1.1)%	(1.2)%
Quality	1,251	102,859	1,192	99,761	59	3,098	4.9%	3.1%
Clarion	185	26,501	191	27,184	(6)	(683)	(3.1)%	(2.5)%
Econo Lodge	840	51,678	817	49,608	23	2,070	2.8%	4.2%
Rodeway	460	25,366	427	24,782	33	584	7.7%	2.4%
MainStay	42	3,304	43	3,332	(1)	(28)	(2.3)%	(0.8)%
Suburban	64	7,164	63	7,241	1	(77)	1.6%	(1.1)%
Ascend Hotel Collection	104	9,076	90	7,521	14	1,555	15.6%	20.7%
Cambria Suites	20	2,404	18	2,094	2	310	11.1%	14.8%
Total Domestic Franchises	5,212	400,854	5,118	397,222	94	3,632	1.8%	0.9%
Domestic hotels open and operating increased by 1 hotel during the three months ended June 30, 2014 compared to a net increase of 27 domestic hotels open and operating during the three months ended June 30, 2013. Gross domestic franchise additions decreased from 99 for the three months ended June 30, 2013 to 67 for the same period of 2014. New construction hotels represented 11 of the gross domestic additions during the three months ended June 30, 2014 as compared to 9 new construction hotel openings in the same period of the prior year. Gross domestic additions for conversion hotels during the three months ended June 30, 2014 decreased by 34 units to 56 from 90 for the three months ended June 30, 2013. The decline in conversion hotel gross openings primarily reflects the impact of a strategic marketing alliance entered into with a timeshare company in 2013 which added 20 hotels to our Ascend Hotel Collection brand during the three months ended June 30, 2013. The remaining decline reflects the variability in timing of hotel openings from period to period. The Company expects the number of new franchise units that will open during 2014 to increase from 340 in 2013 to approximately 348 hotels. Although there has been an increase in the number of projected openings, new construction and conversion openings continue to be impacted by the restrictive lending environment, retention efforts implemented by other hotel brand companies and competition for existing hotels seeking a new brand affiliation.
Net domestic franchise terminations declined slightly from 72 in the three months ended June 30, 2013 to 66 for the three months ended June 30, 2014.
International rooms open and operating increased 0.9% to 105,669 as of June 30, 2014 from 104,701 as of June 30, 2013 contributing to an increase in international royalties of $0.1 million or 1%. International royalties for the three months ended June 30, 2014 totaled $6.5 million. The total number of international hotels declined 0.8% from 1,169 as of June 30, 2013 to 1,160 as of June 30, 2014.
Initial Franchise and Relicensing Fees
Domestic initial fee revenue, included in the initial franchise and relicensing fees caption on the Company's statements of income, generated from executed franchise agreements decreased $0.1 million to $2.5 million for the three months ended June 30, 2014 from $2.6 million for the three months ended June 30, 2013. Domestic initial fee revenue decreased approximately 6% despite a 20% increase in executed franchise agreements primarily due to a decline in the amount of deferred revenue recognized in 2014 related to franchise agreements containing developer incentives that were executed in prior years as well as an increase in the percentage of franchise agreements executed during the quarter containing developer incentives. Revenues associated with agreements including incentives are deferred and recognized when the incentive criteria are met or the agreement is terminated, whichever comes first.
New domestic franchise agreements executed in the three months ended June 30, 2014 totaled 125 representing 9,964 rooms compared to 104 agreements representing 8,504 rooms executed in the second quarter of 2013. During the second quarter of 2014, 29 of the executed agreements were for new construction hotel franchises representing 2,080 rooms compared to 14 contracts representing 917 rooms for the three months ended June 30, 2013. The increase in new construction franchise agreements primarily reflects a gradual improvement of the lending environment for hotel construction and improving lodging fundamentals including an increasing RevPAR environment and low industry supply growth which are typically a catalyst for increased construction of new hotels. Conversion hotel executed franchise agreements totaled 96 representing 7,884 rooms for the three months ended June 30, 2014 compared to 90 agreements representing 7,587 rooms for the same period a year ago.
A summary of executed domestic franchise agreements by brand for the three months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended June, 2014			Three Months Ended June, 2013			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	7	5	12	2	13	15	250%	(62)%	(20)%
Comfort Suites	6	—	6	3	—	3	100%	NM	100%
Sleep	10	1	11	4	—	4	150%	NM	175%
Quality	2	38	40	1	25	26	100%	52%	54%
Clarion	—	9	9	—	4	4	NM	125%	125%
Econo Lodge	—	21	21	—	23	23	NM	(9)%	(9)%
Rodeway	—	16	16	—	15	15	NM	7%	7%
MainStay	1	1	2	3	—	3	(67)%	NM	(33)%
Suburban	—	2	2	—	—	—	NM	NM	NM
Ascend Hotel Collection	3	3	6	1	10	11	200%	(70)%	(45)%
Cambria Suites	—	—	—	—	—	—	NM	NM	NM
Total Domestic System	29	96	125	14	90	104	107%	7%	20%
Relicensing fees include fees charged to the new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system as well as fees required to renew expiring franchise contracts. Domestic relicensing revenues increased $0.5 million or 35% from $1.5 million for the three months ended June 30, 2013 to $2.0 million for the three months ended June 30, 2014. The increase in revenues is due to a 19% increase in the execution of domestic relicensing and renewal contracts and an increase in the average fees per contract. Domestic relicensing and renewal contracts increased from 63 in the second quarter of 2013 to 75 for the three months ended June 30, 2014.
As of June 30, 2014, the Company had 423 franchised hotels with 32,564 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 365 hotels and 29,245 rooms at June 30, 2013. The number of new construction franchised hotels in the Company's domestic pipeline increased 12% to 247 at June 30, 2014 from 220 at June 30, 2013. The number of conversion franchised hotels in the Company's domestic pipeline increased by 31 hotels or 21% from 145 hotels at June 30, 2013 to 176 hotels at June 30, 2014. The Company had an additional 93 franchised hotels with 8,382 rooms under construction, awaiting conversion or approved for development in its international system as of June 30, 2014 compared to 83 hotels and 7,242 rooms at June 30, 2013. While the Company's hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.

A summary of the domestic franchised hotels pipeline, which includes hotels under construction, awaiting conversion and approved for development, at June 30, 2014 and 2013 by brand is as follows:

							Variance
	June 30, 2014 Units			June 30, 2013 Units			Conversion		New Construction		Total
	Conversion	New Construction	Total	Conversion	New Construction	Total	Units	%	Units	%	Units	%
Comfort Inn	38	50	88	34	46	80	4	12%	4	9%	8	10%
Comfort Suites	1	47	48	2	61	63	(1)	(50)%	(14)	(23)%	(15)	(24)%
Sleep	2	56	58	—	44	44	2	NM	12	27%	14	32%
Quality	41	6	47	34	3	37	7	21%	3	100%	10	27%
Clarion	12	2	14	8	—	8	4	50%	2	NM	6	75%
Econo Lodge	33	2	35	26	—	26	7	27%	2	NM	9	35%
Rodeway	31	2	33	24	—	24	7	29%	2	NM	9	38%
MainStay	2	35	37	—	26	26	2	NM	9	35%	11	42%
Suburban	7	14	21	3	12	15	4	133%	2	17%	6	40%
Ascend Hotel Collection	9	15	24	14	8	22	(5)	(36)%	7	88%	2	9%
Cambria Suites	—	18	18	—	20	20	—	NM	(2)	(10)%	(2)	(10)%
	176	247	423	145	220	365	31	21%	27	12%	58	16%

Other Income: Revenue increased $1.2 million from the three months ended June 30, 2013 to $3.5 million for the three months ended June 30, 2014. The increase in other income is primarily due to income generated from additional fees implemented in late 2013 and charged to franchisees for non-compliance with the Company's rules and regulations.
Selling, General and Administrative Expenses: The cost to operate the business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $31.4 million for the three months ended June 30, 2014, an increase of $1.7 million or 6% from the three months ended June 30, 2013.
SG&A expenses for the three months ended June 30, 2014 and 2013 include approximately $4.2 million and $2.6 million, respectively related to the Company's SkyTouch division. The increase in expenses related to SkyTouch primarily reflects increased investment in the division's sales and marketing efforts and product development.
Excluding the SG&A expenses for the SkyTouch division, SG&A for the three months ended June 30, 2014 increased $0.1 million or less than 1% from the prior year. The low SG&A growth rate is primarily attributable to certain one time expenses incurred during the second quarter of 2013 including increased occupancy costs due to the relocation of the Company's corporate headquarters and litigation related settlements.
Marketing and Reservations: The Company's franchise agreements require the payment of franchise fees, which include marketing and reservation system fees. The fees, which are primarily based on a percentage of the franchisees' gross room revenues, are used exclusively by the Company for expenses associated with providing franchise services such as central reservation and property management systems, loyalty programs, national marketing and media advertising. The Company is contractually obligated to expend the marketing and reservation system fees it collects from franchisees in accordance with the franchise agreements; as such, no net income or loss to the Company is generated.
Total marketing and reservation system revenues declined from $104.1 million for the three months ended June 30, 2013 to $103.8 million for the three months ended June 30, 2014. Marketing and reservation system revenues recognized during the three months ended June 30, 2014 were impacted by the deferral of approximately $15.9 million of revenue as the Company collected marketing and reservation system fees in excess of cumulative advances. The Company is contractually obligated by its franchise agreements to use the marketing and reservation system fees collected for marketing and reservation activities. As a result, cumulative marketing and reservation fees not expended are recorded as a liability in the Company's financial statements and carried over to the next fiscal year and expended in accordance with the franchise agreements. Conversely, cumulative marketing and reservation expenditures incurred in excess of fees collected for marketing and reservation activities are deferred and recorded as an asset in the Company's financial statements and recovered in future periods. During the three months ended June 30, 2013, the Company's cumulative expenses exceeded cumulative marketing and reservation fees and therefore marketing and reservation fees collected in excess of current period expenses were utilized to reimburse cumulative advances. As a result, no revenues were deferred during this period.
Excluding the revenue deferred during the three month period ended June 30, 2014, revenues increased approximately 15%. The increase in revenues was primarily due to improved system fees resulting from system growth and RevPAR increases, increasing revenues from the Choice Privileges loyalty program resulting from the growth in program membership and new marketing and distribution program fees.
At December 31, 2013, the Company incurred marketing and reservation system expenses in excess of cumulative marketing and reservation system fees earned of $5.8 million. At June 30, 2014, cumulative marketing and reservation system fees collected exceeded expenses by $15.9 million with the excess reflected as an other long-term liabilities in the accompanying consolidated balance sheets.
Interest Expense: Interest expense decreased $0.1 million for the three months ended June 30, 2014 to $10.7 million due to lower outstanding borrowings on the Company's revolving credit facility and term loan as well as a lower effective borrowing rate costs.
Other (Gains) and Losses: Other gains and losses increased from a loss of $0.1 million for the three months ended June 30, 2013 to a $0.5 million gain in the same period of the current year primarily due to the fluctuations in the fair value of investments held in the Company's non-qualified employee benefit plans.
Income Taxes: The Company’s effective income tax rates for continuing operations were 29.8% and 28.9% for the three months ended June 30, 2014 and restated June 30, 2013, respectively. The effective income tax rate for the three months ended June 30, 2014 and restated June 30, 2013 were lower than the U.S federal income tax rate of 35% due to the recurring impact of foreign operations, partially offset by state income taxes. The effective income tax rate for the restated three months ended June 30, 2013 also reflects the release of a valuation allowance on local country tax refunds received by our foreign subsidiary.

Operations Review
Comparison of Operating Results for the Six-Month Periods Ended June 30, 2014 and 2013

Summarized financial results for the six months ended June 30, 2014 and 2013 are as follows:

(in thousands)	2014	2013
REVENUES:		(Restated)
Royalty fees	$136,210	$128,746
Initial franchise and relicensing fees	8,462	8,193
Procurement services	12,798	11,496
Marketing and reservation	193,372	186,395
Other	6,558	4,271
Total revenues	357,400	339,101
OPERATING EXPENSES:
Selling, general and administrative	58,093	56,399
Depreciation and amortization	4,610	4,429
Marketing and reservation	193,372	186,395
Total operating expenses	256,075	247,223
Operating income	101,325	91,878
OTHER INCOME AND EXPENSES, NET:
Interest expense	20,881	21,577
Interest income	(850)	(1,303)
Other (gains) and losses	(533)	(563)
Equity in net loss of affiliates	65	81
Total other income and expenses, net	19,563	19,792
Income from continuing operations before income taxes	81,762	72,086
Income taxes	25,014	20,686
Income from continuing operations, net of income taxes	56,748	51,400
Income from discontinued operations, net of income taxes	1,762	150
Net income	$58,510	$51,550

Results of Operations
The Company recorded income from continuing operations of $56.7 million for the six month period ended June 30, 2014, a $5.3 million, or 10% increase from the same period of the prior year. The increase in income from continuing operations primarily reflects a $9.4 million increase in operating income, a $0.7 million, or 3% reduction in interest expense, partially offset by an increase in the Company's effective income tax rate from continuing operations from 28.7% for the six month period ended June 30, 2013 to 30.6% for the six month period ended June 30, 2014.
Operating income increased $9.4 million as the Company's franchising revenues increased by $11.2 million or 7% and SG&A expenses increased $1.7 million or 3%. Adjusted EBITDA for the six months ended June 30, 2014 increased $9.6 million or 10% to $105.9 million. The key drivers of these fluctuations are described in more detail below.
Franchising Revenues: Franchising revenues were $163.9 million for the six months ended June 30, 2014 compared to $152.7 million for the six months ended June 30, 2013, an increase of 7%. The increase in franchising revenues is primarily due to a $7.5 million or 6% increase in domestic royalty revenues, a $1.3 million increase in procurement services revenues and a $2.3 million increase in other revenues.
Royalty Fees
Domestic royalty fees for the six months ended June 30, 2014 increased $7.7 million to $124.4 million, an increase of 7% compared to the six months ended June 30, 2013. The increase in royalties is attributable to a combination of factors including a 7.0% increase in RevPAR and a 0.9% increase in the number of domestic franchised hotel rooms open. These increases were partially offset by a 6 basis point decline in the effective royalty rate from 4.36% to 4.30%. System-wide RevPAR increased due to a combination of a 2.4% increase in average daily rates and a 250 basis point increase in occupancy rates.
A summary of the Company's domestic franchised hotels operating information is as follows:

	For the Six Months Ended June 30, 2014			For the Six Months Ended June 30, 2013 (Restated)			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$83.68	61.3%	$51.31	$81.41	58.6%	$47.67	2.8%	270	bps	7.6%
Comfort Suites	89.35	65.7%	58.68	86.63	62.8%	54.43	3.1%	290	bps	7.8%
Sleep	75.94	61.3%	46.57	73.54	58.5%	43.00	3.3%	280	bps	8.3%
Quality	70.37	54.8%	38.57	68.89	52.2%	35.98	2.1%	260	bps	7.2%
Clarion	75.01	53.0%	39.75	73.77	50.1%	36.98	1.7%	290	bps	7.5%
Econo Lodge	55.75	49.7%	27.72	54.93	47.4%	26.05	1.5%	230	bps	6.4%
Rodeway	54.19	53.2%	28.85	52.12	50.4%	26.27	4.0%	280	bps	9.8%
MainStay	73.80	70.6%	52.11	71.66	67.5%	48.38	3.0%	310	bps	7.7%
Suburban	44.53	72.6%	32.34	42.64	71.3%	30.39	4.4%	130	bps	6.4%
Ascend Hotel Collection	117.13	59.2%	69.30	121.33	63.4%	76.89	(3.5)%	(420)	bps	(9.9)%
Total*	$75.26	58.0%	$43.63	$73.48	55.5%	$40.78	2.4%	250	bps	7.0%
___________________
*Operating statistics exclude Cambria Suites since the operating statistics are not representative of a stabilized brand which the Company defines as having at least 25 units open and operating for a twelve month period.
Domestic hotels open and operating increased by 32 hotels during the six months ended June 30, 2014 compared to a net increase of 35 domestic hotels open and operating during the six months ended June 30, 2013. Gross domestic franchise additions declined from 161 for the six months ended June 30, 2013 to 134 or the same period of 2014. New construction hotels represented 19 of the gross domestic additions during the six months ended June 30, 2014 as compared to 17 new construction hotel openings in the same period of the prior year. Gross domestic additions for conversion hotels during the six months ended June 30, 2014 decreased by 29 units to 115 from 144 for the six months ended June 30, 2013. The decline in conversion hotel gross openings primarily reflects the impact of a strategic marketing alliance entered into with a timeshare company in 2013 which added 20 hotels to our Ascend Hotel Collection brand during the six months ended June 30, 2013. The remaining decline reflects the variability in timing of hotel openings from period to period. The Company expects the number of new franchise units that will open during 2014 to increase from 340 in 2013 to approximately 348 hotels. Although there has been an increase in the number of projected openings, new construction and conversion openings continue to be impacted by the restrictive lending environment, retention efforts implemented by other hotel brand companies and competition for existing hotels seeking a new brand affiliation.
Net domestic franchise terminations declined from 126 in the six months ended June 30, 2013 to 102 for the six months ended June 30, 2014. The decline in net terminations primarily reflects a decrease in the number of hotels removed from our franchise system for non-payment of franchise fees and non-compliance with Company's rules and regulations. Under certain circumstances, as an alternative to terminating a hotel from the franchise system, the Company may seek to reposition hotels that are under-performing or that no longer meet the quality and brand standards of their particular brand to another one of the Choice brands. As a result of this strategy, during the six months ended June 30, 2014, the Company repositioned 52 hotels to other brands. As industry supply growth continues to improve and return to historical average levels, the Company will continue to execute its strategy to replace or reposition franchised hotels that do not meet brand standards or are under-performing in their market.
International rooms open and operating increased 0.9% to 105,669 as of June 30, 2014 from 104,701 as of June 30, 2013. The total number of international hotels declined 0.8% from 1,169 as of June 30, 2013 to 1,160 as of June 30, 2014. Despite the increase in open rooms, international royalties decreased by $0.2 million or 2% from the six months ended June 30, 2013 to $11.8 million for the same period of 2014. The decline in royalties was primarily the result of unfavorable foreign currency fluctuations in the countries in which we operate.
Initial Franchise and Relicensing Fees

Domestic initial fee revenue, included in the initial franchise and relicensing fees caption on the Company's statements of income, generated from executed franchise agreements decreased $0.3 million to $4.3 million for the six months ended June 30, 2014 from $4.6 million for the six months ended June 30, 2013. Domestic initial fee revenue decreased approximately 8% primarily due to a 2% decline in the number of new domestic executed franchise agreements and a decline in the amount of deferred revenue recognized in 2014 related to franchise agreements containing developer incentives that were executed in prior years as well as an increase in the percentage of franchise agreements executed in the current year containing developer incentives. Revenues associated with agreements including incentives are deferred and recognized when the incentive criteria are met or the agreement is terminated, whichever comes first.
New domestic franchise agreements executed in the six months ended June 30, 2014 totaled 184 representing 14,654 rooms compared to 187 agreements representing 14,834 rooms executed in the same period of 2013. During the six months ended June 30, 2014, 48 of the executed agreements were for new construction hotel franchises representing 3,493 rooms compared to 24 contracts representing 1,671 rooms for the six months ended June 30, 2013. The increase in new construction franchise agreements primarily reflects a gradual improvement of the lending environment for hotel construction and improving lodging fundamentals including an increasing RevPAR environment and low industry supply growth which are typically a catalyst for increased construction of new hotels.
Conversion hotel executed franchise agreements totaled 136 representing 11,161 rooms for the six months ended June 30, 2014 compared to 163 agreements representing 13,163 rooms for the same period a year ago. The decline in conversion hotel franchise agreements primarily reflects the impact of a strategic marketing alliance entered into with a timeshare company in 2013 which resulted in the execution of 21 new franchise agreements for our Ascend Hotel Collection brand during the six months ended June 30, 2013.
A summary of executed domestic franchise agreements by brand for the six months ended June 30, 2014 and 2013 is as follows:

	Six Months Ended June, 2014			Six Months Ended June 30, 2013			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	10	8	18	5	18	23	100%	(56)%	(22)%
Comfort Suites	7	—	7	5	2	7	40%	(100)%	—%
Sleep	14	1	15	5	—	5	180%	NM	200%
Quality	3	48	51	1	44	45	200%	9%	13%
Clarion	—	11	11	—	7	7	NM	57%	57%
Econo Lodge	—	27	27	—	31	31	NM	(13)%	(13)%
Rodeway	1	31	32	—	24	24	NM	29%	33%
MainStay	5	1	6	4	—	4	25%	NM	50%
Suburban	1	3	4	—	1	1	NM	200%	300%
Ascend Hotel Collection	6	6	12	3	36	39	100%	(83)%	(69)%
Cambria Suites	1	—	1	1	—	1	—%	NM	—%
Total Domestic System	48	136	184	24	163	187	100%	(17)%	(2)%
Relicensing fees include fees charged to the new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system as well as fees required to renew expiring franchise contracts. Domestic relicensing revenues increased $0.8 million or 25% from $3.0 million for the six months ended June 30, 2013 to $3.8 million for the six months ended June 30, 2014. The increase in revenues is due to a 20% increase in the execution of domestic relicensing and renewal contracts and an increase in the average fees per contract. Domestic relicensing and renewal contracts increased from 132 in the six months ended June 30, 2013 to 158 for the six months ended June 30, 2014.

Procurement Services: Revenues increased $1.3 million or 11% from $11.5 million for the six months ended June 30, 2013 to $12.8 million for the six months ended June 30, 2014. The increase in revenues primarily reflects the implementation of new brand programs as well as an increased volume of business transacted with qualified vendors and strategic alliance partners.

Other Income: Revenue increased $2.3 million from the six months ended June 30, 2013 to $6.6 million for the six months ended June 30, 2014. The increase in other income is primarily due to income generated from additional fees implemented in late 2013 and charged to franchisees for non-compliance with the Company's rules and regulations.
Selling, General and Administrative Expenses: The cost to operate the business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $58.1 million for the six months ended June 30, 2014, an increase of $1.7 million or 3% from the six months ended June 30, 2013.
SG&A expenses for the six months ended June 30, 2014 and 2013 include approximately $7.5 million and $4.4 million, respectively related to the Company's SkyTouch division. The increase in expenses related to SkyTouch primarily reflects increased investment in the division's sales and marketing efforts and product development.
Excluding the SG&A expenses for the SkyTouch division, SG&A for the six months ended June 30, 2014 decreased $1.5 million from the prior year primarily due to higher occupancy costs incurred in 2013 due to the relocation of the Company's corporate headquarters, prior year litigation related settlement expenses and lower variable procurement services expenses incurred in 2014 compared to the prior year. In addition, compensation expense recognized on deferred compensation arrangements declined by approximately $0.4 million. The decline in compensation expense reflects lower increases in the fair value of investments held in the Company's non-qualified employee benefit plans during the six months ended June 30, 2014 compared to the prior year.
Marketing and Reservations: The Company's franchise agreements require the payment of franchise fees, which include marketing and reservation system fees. The fees, which are primarily based on a percentage of the franchisees' gross room revenues, are used exclusively by the Company for expenses associated with providing franchise services such as central reservation and property management systems, loyalty programs, national marketing and media advertising. The Company is contractually obligated to expend the marketing and reservation system fees it collects from franchisees in accordance with the franchise agreements; as such, no net income or loss to the Company is generated.
Total marketing and reservation system revenues increased 4% from $186.4 million for the six months ended June 30, 2013 to $193.4 million for the six months ended June 30, 2014. Marketing and reservation system revenues recognized during the six months ended June 30, 2014 were impacted by the deferral of approximately $15.9 million of revenue as the Company collected marketing and reservation system fees in excess of cumulative advances. The Company is contractually obligated by its franchise agreements to use the marketing and reservation system fees collected for marketing and reservation activities. As a result, cumulative marketing and reservation fees not expended are recorded as a liability in the Company's financial statements and carried over to the next fiscal year and expended in accordance with the franchise agreements. Conversely, cumulative marketing and reservation expenditures incurred in excess of fees collected for marketing and reservation activities are deferred and recorded as an asset in the Company's financial statements and recovered in future periods. During the six months ended June 30, 2013, the Company's cumulative expenses exceeded cumulative marketing and reservation fees and therefore marketing and reservation fees collected in excess of current period expenses were utilized to reimburse cumulative advances. As a result, no revenues were deferred during this period.
Excluding the revenue deferred during the six month period ended June 30, 2014, revenues increased approximately 12%. The increase in revenues was primarily due to improved system fees resulting from system growth and RevPAR increases, increasing revenues from the Choice Privileges loyalty program resulting from the growth in program membership and new marketing and distribution program fees.
At December 31, 2013, the Company incurred marketing and reservation system expenses in excess of cumulative marketing and reservation system fees earned of $5.8 million. At June 30, 2014, cumulative marketing and reservation system fees collected exceeded expenses by $15.9 million with the excess reflected as an other long-term liabilities in the accompanying consolidated balance sheets.
Interest Expense: Interest expense decreased $0.7 million for the six months ended June 30, 2014 to $20.9 million due to lower outstanding borrowings on the Company's revolving credit facility and term loan as well as a lower effective borrowing rate costs.
Other (Gains) and Losses: Other gains and losses declined from a gain of $0.6 million for the six months ended June 30, 2014 to a $0.5 million gain in the same period of the current year primarily due to the fluctuations in the fair value of investments held in the Company's non-qualified employee benefit plans.
Income Taxes: The Company’s effective income tax rates for continuing operations were 30.6% and 28.7% for the six months ended June 30, 2014 and restated June 30, 2013, respectively. The effective income tax rate for the six months ended June 30,

2014 and restated June 30, 2013 were lower than the U.S federal income tax rate of 35% due to the recurring impact of foreign operations, partially offset by state income taxes. The effective income tax rate for the restated six months ended June 30, 2013 also reflects the release of a valuation allowance on local country tax refunds received by our foreign subsidiary, further reduced by settlements of unrecognized tax positions and by legislation retroactively extending the U.S. controlled foreign corporation look-through rule.
Discontinued Operations: In the first quarter of 2014, the Company's management approved a plan to dispose of the three Company owned Mainstay Suites hotels. As a result, the Company has reported the operations related to these three hotels as discontinued operations beginning in the first quarter of 2014. Net income from discontinued operations was $1.8 million in the first six months of 2014 compared to net income of $0.2 million in the first six months of 2013. The increase in net income was primarily due to a $2.8 million gain on the sale of the three hotels during the six months ended June 30, 2014.
Net Income and Diluted EPS: Diluted EPS increased 13% to $0.99 for the six months ended June 30, 2014 from $0.88 for the same period of the prior year. During the six months ended June 30, 2014 continuing and discontinued operations contributed $0.96 and $0.03, respectively, to diluted EPS. During the six months ended June 30, 2013 continuing operations and discontinued operations contributed $0.88 and $0.00, respectively, to diluted EPS. The increase in diluted EPS in 2014 over 2013 primarily reflects the items discussed above.

Liquidity and Capital Resources
Operating Activities
During the six months ended June 30, 2014, net cash provided by operating activities totaled $65.8 million compared to $30.0 million during the six months ended June 30, 2013, an increase of $35.8 million. The increase in cash flows from operating activities primarily reflects an increase in operating income, a $25.9 million improvement in cash flows from marketing and reservation activities, a decline in management incentive plan compensation payments related to prior year accruals partially offset by a $3.1 million increase in net disbursements to franchisees for property improvements and other purposes utilizing forgivable notes receivable.
Net cash provided by marketing and reservation activities totaled $31.5 million during the six months ended June 30, 2014 compared to $5.6 million during the six months ended June 30, 2013. The increase in cash provided by marketing and reservation activities primarily reflects improved system fees resulting from system growth and RevPAR increases, improved financial performance of the Company's loyalty programs, new advertising and distribution program fees and the timing of certain advertising and brand programs. Based on the current economic conditions, the Company expects marketing and reservation activities to provide cash flows from operations ranging between $45 million and $55 million in 2014.
In conjunction with brand and development programs, the Company provides financing to franchisees for property improvements and other purposes in the form of forgivable notes receivable. If the franchisee remains in the system in good standing over the term of the promissory note, the Company forgives the outstanding principal balance and related interest. Since these forgivable notes are predominantly forgiven ratably over the term of the promissory note rather than repaid, the Company classifies the related issuance and collections of these notes as operating activities. During the six months ended June 30, 2014 and 2013, the Company's net advances for these purposes totaled $6.7 million and $3.6 million, respectively. The timing and amount of these cash flows is dependent on various factors including the implementation of various development and brand incentive programs, the level of franchise sales as well as the timing of hotel openings. At June 30, 2014, the Company had commitments to extend an additional $13.3 million for these purposes provided certain conditions are met by its franchisees, of which $5.9 million is expected to be advanced in the next twelve months. In addition, the Company has announced a property improvement incentive program for its domestic Comfort Inn and Comfort Suites hotels to incent hotel owners to renovate their properties to accelerate improvement of the brand's product quality and consistency, guest satisfaction and brand performance. The Company has committed to provide financing in the form of forgivable promissory notes to qualifying domestic hotels for a portion of their Company approved and completed property improvement expenses. Financing will be provided upon the completion and Company certification of the renovations. At June 30, 2014, the Company had commitments to extended $25.3 million for this purpose provided certain conditions are met by its franchisees. These commitments are expected to be funded in the next twelve months.
Investing Activities
Cash provided by (utilized for) investing activities totaled $4.6 million and $(21.6) million for the six months ended June 30, 2014 and 2013, respectively. The increase in cash provided by investing activities for the six months ended June 30, 2014 compared to a use of cash in the prior year primarily reflects a decline in capital expenditures and $12.2 million related to the proceeds from the sale of three Company owned MainStay Suites hotels.

Additional information regarding these items is as follows:
During the six months ended June 30, 2014 and 2013, capital expenditures totaled $7.3 million and $22.0 million, respectively. The decline in capital expenditures from 2013 primarily reflect tenant improvements related to the relocation of the Company's corporate headquarters incurred during the prior year.
The Company occasionally provides financing to franchisees for hotel development efforts and other purposes in the form of mezzanine and other notes receivable. These loans bear interest and are expected to be repaid in accordance with the terms of the loan agreements. During the six months ended June 30, 2014, the Company advanced $2.2 million and was repaid $9.7 million from our franchisees for these purposes.
During the six months ended June 30, 2014 and 2013, the Company invested $6.9 million and $1.9 million, respectively, in joint ventures accounted for under the equity method of accounting. The Company's investment in these joint ventures primarily relate to ventures that either support the Company's efforts to increase business delivery to its franchisees or promote growth of our emerging brands.
During the six months ended June 30, 2014 and 2013, the Company sold investments totaling $0.6 million and $3.9 million, respectively, and utilized the proceeds to distribute participant deferred compensation balances from the Company's non-qualified retirement plans. The decline in proceeds from the sale of investments primarily reflects the timing of employee terminations and their deferred compensation distribution elections.
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

Debt
Senior Unsecured Notes due 2022
On June 27, 2012, the Company issued unsecured senior notes with a principal amount of $400 million (the "2012 Senior Notes") at par, bearing a coupon of 5.75% with an effective rate of 5.94%. The 2012 Senior Notes will mature on July 1, 2022, with interest to be paid semi-annually on January 1st and July 1st. The Company utilized the net proceeds of this offering, after deducting underwriting discounts and commissions and other offering expenses, together with borrowings under the Company's senior credit facility, to pay a special cash dividend in 2012 totaling approximately $600.7 million. The Company's 2012 Senior Notes are guaranteed jointly, severally, fully and unconditionally, subject to certain customary limitations by certain of the Company's domestic subsidiaries.
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
Senior Unsecured Notes due 2020
On August 25, 2010, the Company issued unsecured senior notes with a principal amount of $250 million (the "2010 Senior Notes") at a discount of $0.6 million, bearing a coupon of 5.70% with an effective rate of 6.19%. The 2010 Senior Notes will mature on August 28, 2020, with interest on the 2010 Senior Notes to be paid semi-annually on February 28th and August 28th. The Company used the net proceeds from the offering, after deducting underwriting discounts and other offering expenses, to repay outstanding borrowings and other general corporate purposes. The Company's 2010 Senior Notes are guaranteed jointly, severally, fully and unconditionally, subject to certain customary limitations, by certain of the Company’s domestic subsidiaries.

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
The Credit Facility is secured by first priority pledges of (i) 100% of the ownership interests in certain domestic subsidiaries owned by the Company and the guarantors, (ii) 65% of the ownership interests in (a) the top-tier foreign holding company of the Company's foreign subsidiaries, and (b) the domestic subsidiary that owns the top-tier foreign holding company of the Company's foreign subsidiaries and (iii) all presently existing and future domestic franchise agreements (the "Franchise Agreements") between the Company and individual franchisees, but only to the extent that the Franchise Agreements may be pledged without violating any law of the relevant jurisdiction or conflicting with any existing contractual obligation of the Company or the applicable franchisee. At the time that the maximum total leverage ratio is required to be no greater than 4.00 to 1.00 (beginning of year 4 of the Credit Facility), the security interest in the Franchise Agreements will be released.
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

At June 30, 2014, the Company maintained a total leverage ratio of approximately 3.21x, a maximum secured leverage ratio of 0.55x and a minimum fixed charge coverage ratio of approximately 5.95x. At June 30, 2014, the Company was in compliance with all financial covenants under the Credit Facility.
The Credit Facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Credit Facility to be immediately due and payable.
At June 30, 2014, the Company had $135.0 million outstanding under the Term Loan and no amounts outstanding under the Revolver. At December 31, 2013, the Company had $138.8 million outstanding under the Term Loan and no amounts outstanding under the Revolver.
Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarter relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At June 30, 2014, the Company has been advanced approximately $3.4 million pursuant to these agreements and expects to receive the remaining $1 million over the next several years, subject to annual appropriations by the governmental entities. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration of the Company's 10 year corporate headquarters lease in 2023 will be forgiven in full. The advances will be included in long-term debt in Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all current performance conditions as of June 30, 2014.
Dividends
The Company currently maintains the payment of a quarterly dividend on its common stock outstanding of $0.185 per share, however, the declaration of future dividends are subject to the discretion of our board of directors. The Company's quarterly dividend rate declared during the six months ended June 30, 2014 remained unchanged from the previous quarterly declarations.
During the six months ended June 30, 2014, the Company paid cash dividends totaling $22.0 million. We expect to continue to pay dividends in the future, subject to the declaration of our board of directors as well as to future business performance, economic conditions, changes in income tax regulations and other factors. Based on the present dividend rate and outstanding share count, we expect that aggregate annual regular dividends for 2014 would be approximately $43.6 million.
Share Repurchases
No shares were repurchased under the share repurchase program during the six months ended June 30, 2014. Since the program's inception through June 30, 2014, we have repurchased 45.3 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.1 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 78.3 million shares at an average price of $13.89 per share. As of June 30, 2014, the Company had approximately 1.4 million shares remaining under the current share repurchase authorization.
During the six months ended June 30, 2014, the Company redeemed 94,745 shares of common stock at a total cost of approximately $4.5 million from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were outside the share repurchase program.

Other items
Approximately $172.5 million of the Company's cash and cash equivalents at June 30, 2014 pertains to undistributed earnings of the Company's consolidated foreign subsidiaries. Since the Company's intent is for such earnings to be reinvested by the foreign subsidiaries, the Company has not provided additional U.S. income taxes on these amounts. While the Company has no intention to utilize these cash and cash equivalents in its domestic operations, any change to this policy would result in the Company incurring additional U.S. income taxes on any amounts utilized domestically.
The Company believes that cash flows from operations and available financing capacity are adequate to meet the expected future operating, investing and financing needs of the business.

Off Balance Sheet Arrangements
On October 9, 2012, the Company entered into a limited payment guaranty with regards to a VIE's $18.0 million bank loan for the construction of a hotel franchised under one of the Company's brands in the United States. Under the terms of the limited guaranty, the Company has agreed to guarantee 25% of the outstanding principal balance for a maximum exposure of $4.5 million and accrued and unpaid interest, as well as any unpaid expenses incurred by the lender. The limited guaranty shall remain in effect until the maximum amount guaranteed by the Company is paid in full. In addition to the limited guaranty, the Company entered into an agreement in which the Company guarantees the completion of the construction of the hotel and an environmental indemnity agreement which indemnifies the lending institution from and against any damages relating to or arising out of possible environmental contamination issues with regards to the property.
On November 15, 2013, the Company entered into a limited payment guaranty with regards to a VIE's $46.2 million bank loan for the construction of a hotel franchised under one of the Company's brands in the United States. Under the terms of the limited guaranty, the Company has agreed to unconditionally guarantee and become surety for the full and timely payment of the guaranteed outstanding principal balance, as well as any unpaid expenses incurred by the lender. The guarantee is limited to 25% of the outstanding principal balance of the $46.2 million loan due at any time for a maximum exposure of $11.6 million. The limited guaranty shall remain in effect until the maximum amount guaranteed by the Company is repaid in full. The maturity date of the VIE's loan is May 2017. In conjunction with this guaranty, the Company has entered into a reimbursement and guaranty agreement with certain individuals that requires them to reimburse the Company in an amount equal to 75% of any payments made by the Company under this limited payment guaranty.

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

Revenue Recognition.
We recognize continuing franchise fees, including royalty, marketing and reservations system fees, when earned and realizable from our franchisees. See Note 1 to our consolidated financial statements for additional information regarding recent changes to our accounting for these fees. Franchise fees are typically based on a percentage of gross room revenues or the number of hotel rooms of each franchisee. Franchise fees based on a percentage of gross room revenues are recognized in the same period that the underlying gross room revenues are earned by our franchisees. Our estimate of the allowance for uncollectible royalty fees is charged to SG&A expense and our estimate of the allowance for uncollectible marketing and reservation system fees is charged to marketing and reservation expenses.
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
Marketing and Reservation Revenues and Expenses.
The Company's franchise agreements require the payment of certain marketing and reservation system fees, which are used exclusively by the Company for expenses associated with providing franchise services such as national marketing, loyalty programs, media advertising, central reservation systems and technology services. The Company is contractually obligated to expend the marketing and reservation system fees it collects from franchisees in accordance with the franchise agreements; as such, no net income or loss to the Company is generated. In accordance with our contracts, we include in marketing and reservation expenses an allocation of costs for certain activities, such as human resources, facilities, legal and accounting, required to carry out marketing and reservation activities.
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
Marketing and reservation system fees not expended in the current year are recorded as a liability in the Company's balance sheet and are carried over to the next fiscal year and expended in accordance with the franchise agreements. Shortfall amounts are recorded as an asset in the Company's balance sheet, with a corresponding reduction in costs, and are similarly recovered in subsequent years. Under the terms of the franchise agreements, the Company may advance capital and incur costs as necessary for marketing and reservation activities and recover such advances through future fees. The Company's current franchisees are legally obligated to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue and whether or not they joined the system following the deficit's occurrence. When shortfall amounts are recorded as an asset, the Company may impose an assessment on its franchisees to recover the deferred costs or recover these costs over a period of time by expending fewer amounts on marketing and reservation activities than marketing and reservation system fees collected, depending on the marketing and reservation needs of the system. Our current assessment is that the credit risk associated with any cumulative cost advances for marketing and reservation system activities is mitigated due to our contractual right to recover these amounts from a large geographically dispersed group of franchisees.
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
Stock Compensation
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
Income Taxes
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
The Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that partially offset the earnings credited to the participants. The diversified investments are held in trusts are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying consolidated statements of income. In addition, the EDCP Plan holds shares of the Company's common stock which are recorded as a component of shareholders' deficit.
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
The diversified investments are held in trusts and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying consolidated statements of income. In addition, the Non-Qualified Plan holds shares of the Company's common stock which are recorded as a component of shareholders' deficit.
New Accounting Standards
See Footnote No. 1 of the Notes to our Financial Statements for information related to our adoption of new accounting standards in 2014 and for information on our anticipated adoption of recently issued accounting standards.
FORWARD-LOOKING STATEMENTS
Certain matters discussed in this quarterly report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Generally, our use of words such as "expect," "estimate," "believe," "anticipate," "should", "will," "forecast," "plan”," project," "assume" or similar words of futurity identify such forward-looking statements.  These forward-looking statements are based on management's current beliefs, assumptions and expectations regarding future events, which in turn are based on information currently available to management.  Such statements may relate to projections of the Company's revenue, earnings and other financial and operational measures, Company debt levels, ability to repay outstanding indebtedness, payment of dividends, and future operations, among other matters.   We caution you not to place undue reliance on any such forward-looking statements.  Forward-looking statements do not guarantee future performance and involve known and unknown risks, uncertainties and other factors.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company's foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including in certain circumstances the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $17.4 million and $16.4 million at June 30, 2014 and

December 31, 2013, respectively which we account for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
At June 30, 2014, the Company had $135.0 million of variable interest rate debt instruments outstanding at an effective rate of 2.2%. A hypothetical change of 10% in the Company’s effective interest rate from June 30, 2014 levels would increase or decrease annual interest expense by $0.3 million. The Company expects to refinance its fixed and variable long-term debt obligations prior to their scheduled maturities.
The Company does not presently have any derivative financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures
Our management, with participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), as of the end of the period covered by this quarterly report as required by Rules 13a-15(b) or 15d-15(b) under the Exchange Act. Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Based upon our evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2014 due to the material weakness in internal control over financial reporting related to the Revenue Recognition Methodology for Royalty and Certain Marketing and Reservation Fees Revenues discussed below.

Notwithstanding the material weakness as described below, management concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows for the periods presented.

Material Weakness Related to Revenue Recognition Methodology for Royalty and Certain Marketing and Reservation System Fee Revenues.
In connection with the preparation of the consolidated financial statements for the second quarter of 2014, the Company reviewed its accounting policies and practices, including the historical practice of reporting royalty and certain marketing and reservation fees one month in arrears as compared to when the gross room revenues (on which the fees are based) are earned by the Company's franchisees. The Company previously determined that the impact of the revenue recognition timing related to these revenues on its annual financial statements was not material and therefore reported these revenues one month in arrears despite the fact that these fees meet the definition of being earned and realizable in the same period that the underlying gross room revenues are earned by its franchisees. However, during the current period, the Company reassessed the impact of reporting these revenues one month in arrears on interim periods and determined that this revenue recognition practice, which was not in accordance with generally accepted accounting principles in the United States of America ("GAAP"), was material to interim periods. Due to the seasonality of the Company's business, the impact of this change on previously reported interim revenues, operating income and earnings per share as reported in the Company's consolidated statements of income varies for individual past quarters and is generally positive in the first two quarters of the year and negative in the final two quarters of the year. As a result, the Company has corrected its revenue recognition method to recognize royalty and certain marketing and reservation system fees as revenue in the same period as the gross room revenues are earned by its franchisees.

The Company has assessed the impact of the recognition of revenues for certain royalty and marketing and reservation system fees one month in arrears and concluded that the impact was not material to any of the Company’s previously issued annual financial statements. However, while the recordation of revenue one month in arrears did not result in a material misstatement of our previously issued annual consolidated financial statements, it did result in material misstatements of previously reported interim results. In addition, correcting the error in the three months ended June 30, 2014 would have been material to the interim (and full-year) results. Management has concluded there was a material weakness in internal control over financial reporting related to the revenue recognition methodology for royalty and certain marketing and reservation system fees as discussed below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

The Company did not design and maintain effective controls over the accuracy and completeness of royalty fees, certain marketing and reservation fees and expenses, and resulting receivables and advances, marketing and reservation activities. Specifically, the Company did not design a control to monitor and evaluate the materiality of the difference between recognizing these revenues and related expenses one-month in arrears rather than on an accrual basis as required by GAAP. This control deficiency resulted in the revision of the Company’s financial statements for the years ended December 31, 2013, 2012, and 2011 and the restatement of interim financial statements for the periods ended March 31, 2014 and 2013, September 30, 2013 and 2012, and June 30, 2013. Additionally, this control deficiency could result in further misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company has determined that this control deficiency constitutes a material weakness.
For additional information, see Note 1 of the notes to financial statements.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting that occurred during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Remediation of Material Weakness
In response to this material weakness, the Company has developed and is executing a plan with the oversight of the Audit Committee of the Board of Directors to remediate this material weakness. Our plan to remediate this material weakness during the year ending December 31, 2014 includes updating the revenue recognition practice to ensure the accounting for royalty and certain marketing and reservation system fees is in compliance with GAAP. The restatement of our financial statements will be reflected on the following reports:

•	Amended 2014 first quarter report on Form 10-Q, including restated financial statements;

•	Amended 2013 third quarter report on Form 10-Q, including restated financial statements;

•	Amended 2013 annual report on Form 10-K including revised financial statements for years ended 2011, 2012 and 2013;

•	2014 second quarter reports on Form 10-Q, including restated second quarter 2013 financial statements.

Management will continue to monitor the effectiveness of this and other processes, procedures and controls and will make any further changes deemed appropriate.
The material weakness noted above cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The required testing for remediation will occur prior the Company completing its assessment of internal controls for the year ending December 31, 2014.
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
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the six months ended June 30, 2014:

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1),(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2014	—	$—	—	1,418,991
February 28, 2014	85,280	47.85	—	1,418,991
March 31, 2014	9,163	49.10	—	1,418,991
April 30, 2014	302	44.65	—	1,418,991
May 31, 2014	—	—	—	1,418,991
June 30, 2014	—	—	—	1,418,991
Total	94,745	$47.96	—	1,418,991
 _______________________

(1)	The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998. The program has no fixed dollar amount or expiration date.

(2)
During the six months ended June 30, 2014, the Company redeemed 94,745 shares of common stock from employees to satisfy the option price and minimum tax-withholding requirements related to the exercising of options and vesting of restricted stock and performance vested restricted stock unit grants. These redemptions were not part of the board repurchase authorization.

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

CHOICE HOTELS INTERNATIONAL, INC.

August 11, 2014	By:	/S/ DAVID L. WHITE
David L. White
Senior Vice President, Chief Financial Officer & Treasurer