Form 10-Q/A
period 2013-09-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2014-11-03
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

As described in Choice Hotels International, Inc's (the "Company") Current Report on Form 8-K filed on August 5, 2014 and Form 10-Q for the quarter ended June 30, 2014 filed on August 11, 2014, in connection with the preparation of the consolidated financial statements for the second quarter of 2014, the Company reviewed its accounting policies and practices, including the historical practice of reporting royalty and certain marketing and reservation fees one month in arrears as compared to when the gross room revenues (on which the fees are based) are earned by the Company's franchisees. The Company previously determined that the impact of the revenue recognition timing related to these revenues on its annual financial statements was not material and therefore reported these revenues one month in arrears despite the fact that these fees meet the definition of being earned and realizable in the same period that the underlying gross room revenues are earned by its franchisees. However, the Company reassessed the impact of reporting these revenues one month in arrears on interim periods and determined that this revenue recognition practice, which was not in accordance with generally accepted accounting principles in the United States of America ("GAAP"), was material to interim periods. Due to the seasonality of the Company's business, the impact of this change on previously reported interim revenues, operating income and earnings per share as reported in the Company's consolidated statements of income varies for individual past quarters and is generally positive in the first two quarters of the year and negative in the final two quarters of the year. As a result, the Company has corrected its revenue recognition method to recognize royalty and certain marketing and reservation system fees as revenue in the same period as the gross room revenues are earned by its franchisees.

This Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the periods ended September 30, 2013 and 2012 as originally filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2013 (the "Original Filing"). This Form 10-Q/A amends the Original Filing to correct the Company’s accounting for the Company's historical practice of reporting royalty and certain marketing and reservation fees one month in arrears as described in Note 1 to the consolidated financial statements and other immaterial errors as well as to correct management's evaluation of disclosure controls and procedures as of September 30, 2013. In addition, the Company's results of operations have been recast to reflect discontinued operations related to the Company's plan to dispose of the three Company owned Mainstay Suites hotels entered into in the first quarter of 2014. Revisions to the Original Filing have been made to the following items solely as a result of and to reflect the restatements:

•	Item 1 - Financial Statements
•	Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Item 4 - Controls and Procedures
•	Item 6 - Exhibits

The Company has also determined that a control deficiency related to the recording revenues for certain royalty and marketing and reservations system fees one month in arrears, which gave rise to these restatements, constituted a material weakness in its internal controls over financial reporting. As a result, the Company is restating management's December 31, 2013 report on internal control over financial reporting and its conclusions on disclosure controls and procedures to address the material weakness in internal control over financial reporting. As a result of the restatement, management has concluded that our disclosure controls and procedures were not effective as of September 30, 2013. The Company plans to remediate this material weakness during the year ending December 31, 2014 by updating the revenue recognition practice to ensure the accounting for royalty and certain marketing and reservation system fees is in compliance with GAAP. The material weakness noted above cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The required testing for remediation will occur prior the Company completing its assessment of internal controls for the year ending December 31, 2014. See "Item 4 - Controls and Procedures."

In accordance with applicable SEC rules, this Form 10-Q/A includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

Except for the foregoing amended and restated information, no other changes have been made to the Original Form 10-Q. This Amendment continues to describe conditions as of the date of the Original Filing Date, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing Date, or to modify or update those disclosures affected by subsequent events.

Accordingly, forward-looking statements included in this Form 10-Q/A represent management’s views as of the Original Filing date and should not be assumed to be accurate as of any date thereafter. This Form 10-Q/A should be read in conjunction with the Company’s other filings with the SEC, together with any amendments to those filings.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013 (Restated)	2012 (Restated)	2013 (Restated)	2012 (Restated)
REVENUES:
Royalty fees	$79,460	$78,038	$208,206	$202,987
Initial franchise and relicensing fees	4,650	3,247	12,843	8,953
Procurement services	4,708	3,839	16,204	13,990
Marketing and reservation	124,809	117,965	311,204	294,345
Other	3,091	2,182	7,362	7,434
Total revenues	216,718	205,271	555,819	527,709

OPERATING EXPENSES:
Selling, general and administrative	26,409	23,072	82,808	72,322
Depreciation and amortization	2,272	1,860	6,701	5,588
Marketing and reservation	124,809	117,965	311,204	294,345
Total operating expenses	153,490	142,897	400,713	372,255

Operating income	63,228	62,374	155,106	155,454
OTHER INCOME AND EXPENSES, NET:
Interest expense	10,757	10,166	32,334	16,823
Interest income	(676)	(425)	(1,979)	(1,156)
Loss on extinguishment of debt	—	526	—	526
Other (gains) and losses	(703)	(511)	(1,266)	(2,137)
Equity in net (income) loss of affiliates	(421)	(171)	(340)	12
Total other income and expenses, net	8,957	9,585	28,749	14,068
Income from continuing operations before income taxes	54,271	52,789	126,357	141,386
Income taxes	15,698	10,152	36,384	40,747
Income from continuing operations, net of income taxes	38,573	42,637	89,973	100,639
Income from discontinued operations, net of income taxes	143	107	293	270
Net income	$38,716	$42,744	$90,266	$100,909

Basic earnings per share
Continuing operations	$0.66	$0.74	$1.54	$1.73
Discontinued operations	—	—	—	0.01
	$0.66	$0.74	$1.54	$1.74
Diluted earnings per share
Continuing operations	$0.65	$0.73	$1.53	$1.73
Discontinued operations	0.01	—	—	—
	$0.66	$0.73	$1.53	$1.73

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED, IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013 (Restated)	2012 (Restated)	2013 (Restated)	2012 (Restated)
Net income	$38,716	$42,744	$90,266	$100,909
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	215	215	646	646
Foreign currency translation adjustment	524	211	(1,803)	191
Amortization of pension related costs, net of tax:
Actuarial loss (net of income tax of $12 and $36 for the three and nine months ended September 30, 2012, respectively)	—	20	—	60
Other comprehensive income (loss), net of tax	739	446	(1,157)	897
Comprehensive income	$39,455	$43,190	$89,109	$101,806

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED, IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	September 30, 2013 (Restated)	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$161,138	$134,177
Receivables (net of allowance for doubtful accounts of $11,546 and $11,658, respectively)	102,887	79,999
Income taxes receivable	—	2,201
Deferred income taxes	27,367	26,198
Investments, employee benefit plans, at fair value	386	3,486
Other current assets	30,002	36,669
Total current assets	321,780	282,730
Property and equipment, at cost, net	67,000	51,651
Goodwill	65,813	65,813
Franchise rights and other identifiable intangibles, net	10,875	13,473
Advances, marketing and reservation activities	14,070	29,467
Investments, employee benefit plans, at fair value	14,950	12,755
Other assets	88,204	76,013
Total assets	$582,692	$531,902
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$40,758	$38,714
Accrued expenses	43,475	55,552
Deferred revenue	61,401	71,154
Current portion of long-term debt	9,132	8,195
Deferred compensation and retirement plan obligations	2,439	2,522
Income taxes payable	21,906	—
Total current liabilities	179,111	176,137
Long-term debt	815,957	847,150
Deferred compensation and retirement plan obligations	21,219	20,399
Deferred income taxes	11,722	10,864
Other liabilities	24,146	15,990
Total liabilities	1,052,155	1,070,540
Commitments and Contingencies
SHAREHOLDERS’ DEFICIT
Common stock, $0.01 par value, 160,000,000 shares authorized; 95,345,362 shares issued at September 30, 2013 and December 31, 2012 and 58,570,858 and 58,171,059 shares outstanding at September 30, 2013 and December 31, 2012, respectively	586	582
Additional paid-in-capital	114,571	110,246
Accumulated other comprehensive loss	(5,373)	(4,216)
Treasury stock (36,774,504 and 37,174,303 shares at September 30, 2013 and December 31, 2012, respectively), at cost	(919,516)	(927,776)
Retained earnings	340,269	282,526
Total shareholders’ deficit	(469,463)	(538,638)
Total liabilities and shareholders’ deficit	$582,692	$531,902
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, IN THOUSANDS)

	Nine Months Ended
	September 30,
	2013 (Restated)	2012 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$90,266	$100,909
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,094	5,989
Provision for bad debts, net	2,264	2,051
Non-cash stock compensation and other charges	8,635	7,306
Non-cash interest and other (income) loss	1,057	(633)
Deferred income taxes	(351)	1,145
Loss on extinguishment of debt	—	526
Dividends received from equity method investments	1,109	855
Equity in net (income) loss of affiliates	(340)	12
Changes in assets and liabilities:
Receivables	(26,635)	(32,261)
Advances to/from marketing and reservation activities, net	29,712	27,442
Forgivable notes receivable, net	(5,722)	(2,853)
Accounts payable	1,280	5,980
Accrued expenses	(22,757)	(10,309)
Income taxes payable/receivable	24,107	13,317
Deferred revenue	(9,686)	8,018
Other assets	(2,395)	(7,458)
Other liabilities	8,851	(1,613)
Net cash provided by operating activities	106,489	118,423
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(27,922)	(12,525)
Equity method investments	(3,761)	(9,454)
Issuance of mezzanine and other notes receivable	—	(4,236)
Collections of mezzanine and other notes receivable	224	110
Purchases of investments, employee benefit plans	(1,845)	(1,191)
Proceeds from sales of investments, employee benefit plans	4,052	10,909
Other items, net	(578)	(322)
Net cash used in investing activities	(29,830)	(16,709)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) pursuant to revolving credit facilities	(27,500)	16,725
Proceeds from issuance of long-term debt	3,360	543,500
Principal payments on long-term debt	(6,158)	(502)
Purchase of treasury stock	(3,684)	(22,227)
Dividends paid	(22,026)	(632,751)
Excess tax benefits from stock-based compensation	1,216	793
Debt issuance costs	—	(4,753)
Proceeds from exercise of stock options	6,677	4,695
Net cash used in financing activities	(48,115)	(94,520)
Net change in cash and cash equivalents	28,544	7,194
Effect of foreign exchange rate changes on cash and cash equivalents	(1,583)	813
Cash and cash equivalents at beginning of period	134,177	107,057
Cash and cash equivalents at end of period	$161,138	$115,064
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Income taxes, net of refunds	$12,990	$25,700
Interest	$42,244	$15,666
Non-cash investing and financing activities:
Dividends declared but not paid	$10,773	$10,677
Issuance of restricted shares of common stock	$8,397	$9,517
Issuance of performance vested restricted stock units	$1,298	$—
Investment in property and equipment acquired in accounts payable	$763	$—
Debt issuance costs	$—	$6,500
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Company Information and Significant Accounting Policies (restated)
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
The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2012 and notes thereto included in the Company’s Form 10-K/A, filed with the SEC on November 3, 2014 (the “10-K/A”). Interim results are not necessarily indicative of the entire year results. All inter-company transactions and balances between Choice Hotels International, Inc. and its subsidiaries have been eliminated in consolidation.
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
Revision to Prior Period Financial Statements -- Cash Flow Presentation
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

Revision to Prior Annual Financial Statements and Restatement of Prior Interim Financial Statements
In connection with the preparation of the consolidated financial statements for the second quarter of 2014, the Company reviewed its accounting policies and practices, including the historical practice of reporting royalty and certain marketing and reservation fees one month in arrears as compared to when the gross room revenues (on which the fees are based) are earned by the Company's franchisees. The Company previously determined that the impact of the revenue recognition timing related to these revenues on its annual financial statements was not material and therefore reported these revenues one month in arrears despite the fact that these fees meet the definition of being earned and realizable in the same period that the underlying gross room revenues are earned by its franchisees. However, the Company reassessed the impact of reporting these revenues one month in arrears on interim periods and determined that this revenue recognition practice, which was not in accordance with GAAP, was material to interim periods due to the seasonality of the Company's business. As a result, the Company has corrected its revenue recognition method to recognize royalty and certain marketing and reservation system fees as revenue in the same period as the gross room revenues are earned by its franchisees.
In accordance with ASC 250 (SEC's Staff Accounting Bulletin 99, "Materiality"), the Company assessed the materiality of the misapplication of GAAP and concluded that the restatement of revenues was not material to any of its previously issued annual financial statements but was material to certain interim periods. In accordance with the accounting guidance in ASC 250 (SEC Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements"), the Company restated its previously issued interim financial statements for the periods ended June 30, 2013, March 31, 2014 and 2013, and September 30, 2013 and 2012 through the filing of amended quarterly filings on Form 10-Q. In addition, the Company has revised its previously issued audited financial statements for the years ended December 31, 2011, 2012, and 2013 to correct the presentation of revenues and amend its report on internal control over financial reporting.
The following tables present the effect of this and other immaterial errors for the financial statement line items impacted in the affected periods included within these interim financial statements.

Consolidated Statements of Income

	Three Months Ended September 30, 2013				Nine Months Ended September 30, 2013
	As Previously Reported	Discontinued Operations	Adjustment	As Restated	As Previously Reported	Discontinued Operations	Adjustment	As Restated
	(in thousands, except per share amounts)
Royalty fees	$83,107	$—	$(3,647)	$79,460	$201,222	$—	$6,984	$208,206
Marketing and reservation revenues	126,296	—	(1,487)	124,809	302,381	—	8,823	311,204
Hotel operations	1,310	(1,310)	—	—	3,600	(3,600)	—	—
Total revenues	223,162	(1,310)	(5,134)	216,718	543,612	(3,600)	15,807	555,819

Selling, general and administrative	26,982	—	(573)	26,409	84,078	—	(1,270)	82,808
Depreciation and amortization	2,379	(127)	20	2,272	7,074	(393)	20	6,701
Marketing and reservation expenses	126,296	—	(1,487)	124,809	302,381	—	8,823	311,204
Hotel operations	956	(956)	—	—	2,742	(2,742)	—	—
Total operating expenses	156,613	(1,083)	(2,040)	153,490	396,275	(3,135)	7,573	400,713

Operating income	66,549	(227)	(3,094)	63,228	147,337	(465)	8,234	155,106

Income from continuing operations before income taxes	57,592	(227)	(3,094)	54,271	118,588	(465)	8,234	126,357
Income taxes	16,080	(84)	(298)	15,698	33,319	(172)	3,237	36,384
Income from continuing operations, net of income taxes	41,512	(143)	(2,796)	38,573	85,269	(293)	4,997	89,973

Basic earnings per share, continuing operations	$0.71	$—	$(0.05)	$0.66	$1.46	$—	$0.08	$1.54
Diluted earnings per share, continuing operations	$0.70	$(0.01)	$(0.04)	$0.65	$1.45	$—	$0.08	$1.53

	Three Months Ended September 30, 2012				Nine Months Ended September 30, 2012
	As Previously Filed	Discontinued Operations	Adjustment	As Restated	As Previously Filed	Discontinued Operations	Adjustment	As Restated
	(in thousands, except per share amounts)
Royalty fees	$80,845	$—	$(2,807)	$78,038	$194,762	$—	$8,225	$202,987
Marketing and reservation revenues	119,062	—	(1,097)	117,965	284,624	—	9,721	294,345
Hotel operations	1,238	(1,238)	—	—	3,440	(3,440)	—	—
Total revenues	210,413	(1,238)	(3,904)	205,271	513,203	(3,440)	17,946	527,709

Selling, general and administrative	23,170	—	(98)	23,072	72,073	—	249	72,322
Depreciation and amortization	1,995	(135)	—	1,860	5,989	(401)	—	5,588
Marketing and reservation expenses	119,062	—	(1,097)	117,965	284,624	—	9,721	294,345
Hotel operations	933	(933)	—	—	2,609	(2,609)	—	—
Total operating expenses	145,160	(1,068)	(1,195)	142,897	365,295	(3,010)	9,970	372,255

Operating income	65,253	(170)	(2,709)	62,374	147,908	(430)	7,976	155,454

Income from continuing operations before income taxes	55,668	(170)	(2,709)	52,789	133,840	(430)	7,976	141,386
Income taxes	11,291	(63)	(1,076)	10,152	37,604	(160)	3,303	40,747
Income from continuing operations, net of income taxes	44,377	(107)	(1,633)	42,637	96,236	(270)	4,673	100,639

Basic earnings per share, continuing operations	$0.77	$—	$(0.03)	$0.74	$1.66	$(0.01)	$0.08	$1.73
Diluted earnings per share, continuing operations	$0.76	$—	$(0.03)	$0.73	$1.65	$—	$0.08	$1.73

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	As Previously Filed	Adjustment	As Restated	As Previously Filed	Adjustment	As Restated
Consolidated Statement of Cash Flows	(in thousands)
Operating Activities
Net income	$85,269	$4,997	$90,266	$96,236	$4,673	$100,909
Depreciation and amortization	7,074	20	7,094	5,989	—	5,989
Provision for bad debts, net	2,054	210	2,264	1,802	249	2,051
Non-cash stock compensation and other charges	8,638	(3)	8,635	7,306	—	7,306
Deferred income taxes	(4,118)	3,767	(351)	(1,627)	2,772	1,145
Receivables	(13,699)	(12,936)	(26,635)	(17,405)	(14,856)	(32,261)
Advances to/from marketing and reservation activities, net	23,756	5,956	29,712	20,811	6,631	27,442
Income taxes payable/receivable	24,638	(531)	24,107	12,786	531	13,317
Net cash provided by operating activities	105,009	1,480	106,489	118,423	—	118,423
Investing Activities
Investment in property and equipment	(26,442)	(1,480)	(27,922)	(12,525)	—	(12,525)
Net cash used in investing activities	(28,350)	(1,480)	(29,830)	(16,709)	—	(16,709)

	As of September 30, 2013			As of December 31, 2012
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Revised
Consolidated Balance Sheets	(in thousands)
Receivables	$62,605	$40,282	$102,887	$52,270	$27,729	$79,999
Income taxes receivable	—	—	—	2,732	(531)	2,201
Deferred income taxes	4,136	23,231	27,367	4,136	22,062	26,198
Total current assets	258,267	63,513	321,780	233,470	49,260	282,730
Property and equipment, at cost, net	65,540	1,460	67,000	51,651	—	51,651
Advances, marketing and reservation activities	32,564	(18,494)	14,070	42,179	(12,712)	29,467
Deferred income taxes	19,496	(19,496)	—	15,418	(15,418)	—
Total assets	555,709	26,983	582,692	510,772	21,130	531,902
Deferred income taxes	—	11,722	11,722	—	10,864	10,864
Total liabilities	1,040,433	11,722	1,052,155	1,059,676	10,864	1,070,540
Accumulated other comprehensive loss	(5,370)	(3)	(5,373)	(4,216)	—	(4,216)
Retained earnings	325,005	15,264	340,269	272,260	10,266	282,526
Total shareholders' deficit	(484,724)	15,261	(469,463)	(548,904)	10,266	(538,638)

Discontinued Operations
In the first quarter of 2014, the Company's management approved a plan to dispose of the three Company owned Mainstay Suites hotels. As a result, the Company has reported the operations related to these three hotels as discontinued operations in this Amended Quarterly Report on Form 10-Q. The Company's results of operations for the prior year periods have been recast to account for these operations as discontinued. For additional information regarding discontinued operations, see Note 18, Discontinued Operations.
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

Accretable Yield ($ in thousands)
Balance, December 31, 2012	$1,161
Additions	—
Accretion	(433)
Disposals	—
Reclassifications from nonaccretable yield	—
Balance, September 30, 2013	$728

4.	Advances, Marketing and Reservation Activities (restated)
At September 30, 2013 and December 31, 2012, the Company had incurred cumulative marketing and reservation system expenses in excess of cumulative marketing and reservation system fees earned totaling $14.1 million and $29.5 million, respectively. These costs incurred in excess of fees collected have been deferred and recorded as an asset in the financial statements as the Company has the contractual authority to recover the deficits incurred related to marketing and reservation activities from the franchisees in the system at any given point in time.
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

Variable Interest Entities

Equity method investments include investments in joint ventures totaling $27.0 million and $24.3 million at September 30, 2013 and December 31, 2012, respectively that the Company determined to be variable interest entities ("VIEs"). These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Suites hotels in strategic markets. Based on an analysis of who has the power to direct the activities that most significantly impact these entities performance and who has an obligation to absorb losses of these entities or a right to receive benefits from these entities that could potentially be significant to the entity, the Company determined that it is not the primary beneficiary of any of its VIEs. The Company based its quantitative analysis on the forecasted cash flows of the entity and its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and the relevant development, operating management and financial agreements. As a result, the Company's investment in these entities is accounted for under the equity method. For the three and nine months ended September 30, 2013, the Company recognized income totaling $81 thousand and $9 thousand, respectively, from these investments. For the three and nine months ended September 30, 2012, the Company recognized income totaling $75 thousand and $84 thousand, respectively, from these investments.

6.	Deferred Revenue
Deferred revenue consists of the following:

	September 30, 2013	December 31, 2012
	(In thousands)
Loyalty programs	$55,106	$64,636
Initial, relicensing and franchise fees	4,369	4,994
Procurement service fees	1,197	1,225
Other	729	299
Total	$61,401	$71,154

7.	Debt (restated)
Debt consists of the following at:

	September 30, 2013	December 31, 2012
	(In thousands)
$400 million senior unsecured notes with an effective interest rate of 5.94% at September 30, 2013 and December 31, 2012	$400,000	$400,000
$250 million senior unsecured notes with an effective interest rate of 6.19% less discount of $0.4 million and $0.5 million at September 30, 2013 and December 31, 2012	249,556	249,508
$350 million senior secured credit facility with an effective interest rate of 2.52% and 2.66% at September 30, 2013 and December 31, 2012, respectively	170,125	203,250
Economic development loans with an effective interest rate of 3.00% at September 30, 2013	3,360	—
Capital lease obligations due 2016 with an effective interest rate of 3.18% at September 30, 2013 and December 31, 2012	2,017	2,519
Other notes payable	31	68
Total debt	$825,089	$855,345
Less current portion	9,132	8,195
Total long-term debt	$815,957	$847,150
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
At September 30, 2013, the Company maintained a total leverage ratio of approximately 3.44x, a maximum secured leverage ratio of 0.72x and a minimum fixed charge coverage ratio of approximately 5.54x.
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

Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At September 30, 2013, the Company had been advanced approximately $3.4 million pursuant to these agreements and expects to receive the remaining $1 million over the next several years, subject to annual appropriations by the governmental entities. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration of the Company's ten year corporate headquarters lease in 2023 will be forgiven in full. The advances will be included in long-term debt in Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all current performance conditions as of September 30, 2013.

8.	Accumulated Other Comprehensive Income (Loss) (restated)

The following represents the changes in accumulated other comprehensive loss, net of tax, by component for the nine months ended September 30, 2013:

	Loss on Cash Flow Hedge	Foreign Currency Items	Total
	($ in thousands)
Balance, December 31, 2012	$(6,607)	$2,391	$(4,216)
Other comprehensive income (loss) before reclassification	—	(1,803)	(1,803)
Amounts reclassified from accumulated other comprehensive income (loss)	646	—	646
Net current period other comprehensive income (loss)	646	(1,803)	(1,157)
Balance, September 30, 2013	$(5,961)	$588	$(5,373)

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

11.	Income Taxes (restated)
The effective income tax rates for income from continuing operations were 28.9% and 19.2% for the three months ended September 30, 2013 and 2012, respectively. The effective income tax rates for income from continuing operations were 28.8% for both the nine months ended September 30, 2013 and 2012, respectively.
The effective income tax rate from continuing operations for the three and nine months ended September 30, 2013 and 2012, were lower than the U.S federal income tax rate of 35% due to the recurring impact of foreign operations, partially offset by state taxes, and reflect adjustments to our federal accruals. Additionally, the effective income tax rate for the nine months ended September 30, 2013 was further reduced by the release of a valuation allowance on local country tax refunds received by our foreign subsidiary, adjustments to our foreign accruals, settlements of unrecognized tax positions and by legislation retroactively extending the U.S. controlled foreign corporation look-through rule. The effective income tax rates for the three and nine months ended September 30, 2012 also reflect a nonrecurring favorable adjustment of $4.5 million related to foreign operations.

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

13.	Earnings Per Share (restated)
The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Computation of Basic Earnings Per Share:
Numerator:
Net income from continuing operations	$38,573	$42,637	$89,973	$100,639
Net income from discontinued operations	143	107	293	270
Net income	38,716	42,744	90,266	100,909
Income allocated to participating securities	(377)	(453)	(901)	(1,066)
Net income available to common shareholders	$38,339	$42,291	$89,365	$99,843
Denominator:
Weighted average common shares outstanding – basic	57,978	57,388	57,884	57,455

Basic earnings per share - Continuing operations	$0.66	$0.74	$1.54	$1.73
Basic earnings per share - Discontinued operations	—	—	—	0.01
	$0.66	$0.74	$1.54	$1.74

Computation of Diluted Earnings Per Share:
Numerator:
Net income from continuing operations	$38,573	$42,637	$89,973	$100,639
Net income from discontinued operations	143	107	293	270
Net income	38,716	42,744	90,266	100,909
Income allocated to participating securities	(375)	(476)	(898)	(1,081)
Net income available to common shareholders	$38,341	$42,268	$89,368	$99,828
Denominator:
Weighted average common shares outstanding – basic	57,978	57,388	57,884	57,455
Diluted effect of stock options and PVRSUs	394	225	383	157
Weighted average common shares outstanding – diluted	58,372	57,613	58,267	57,612

Diluted earnings per share - Continuing operations	$0.65	$0.73	$1.53	$1.73
Diluted earnings per share - Discontinued operations	0.01	—	—	0
	$0.66	$0.73	$1.53	$1.73

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

14.	Condensed Consolidating Financial Statements (restated)
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

Certain condensed consolidating financial statements have also been restated for the three and nine months ended September 30, 2013 and 2012, respectively, and the consolidated balance sheets at December 31, 2012 have been revised from previously interim and annual financial statements to reflect the correction of an error discussed in Note 1 under the heading "Revisions to Prior Annual Financial Statements and Restatement of Prior Interim Financial Statements" and other immaterial errors. In addition, the condensed consolidated statements of income for the three and nine months ended September 30, 2013 and 2012, have been recast to reflect discontinued operations, as discussed in Note 18, "Discontinued Operations".

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Three Months Ended September 30, 2013
(Unaudited, in Thousands)

	Parent (Restated)	Guarantor Subsidiaries (Restated)	Non-Guarantor Subsidiaries (Restated)	Eliminations (Restated)	Consolidated (Restated)
REVENUES:
Royalty fees	$72,915	$25,161	$11,362	$(29,978)	$79,460
Initial franchise and relicensing fees	4,419	—	231	—	4,650
Procurement services	4,375	—	333	—	4,708
Marketing and reservation	112,354	96,672	5,807	(90,024)	124,809
Other items, net	2,778	—	313	—	3,091
Total revenues	196,841	121,833	18,046	(120,002)	216,718

OPERATING EXPENSES:
Selling, general and administrative	30,498	22,417	3,472	(29,978)	26,409
Marketing and reservation	117,480	92,784	4,569	(90,024)	124,809
Other items, net	828	1,222	222	—	2,272
Total operating expenses	148,806	116,423	8,263	(120,002)	153,490

Operating income	48,035	5,410	9,783	—	63,228

OTHER INCOME AND EXPENSES:
Interest expense	10,691	61	5	—	10,757
Equity in earnings of consolidated subsidiaries	(13,031)	—	—	13,031	—
Other items, net	(577)	(697)	(526)	—	(1,800)
Total other income and expenses, net	(2,917)	(636)	(521)	13,031	8,957

Income from continuing operations before income taxes	50,952	6,046	10,304	(13,031)	54,271
Income taxes	12,236	3,017	445	—	15,698
Income from continuing operations, net of income taxes	38,716	3,029	9,859	(13,031)	38,573
Income from discontinued operations, net of income taxes	—	143	—	—	143
Net income	$38,716	$3,172	$9,859	$(13,031)	$38,716

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Three Months Ended September 30, 2012
(Unaudited, in Thousands)

	Parent (Restated)	Guarantor Subsidiaries (Restated)	Non-Guarantor Subsidiaries (Restated)	Eliminations (Restated)	Consolidated (Restated)
REVENUES:
Royalty fees	$71,213	$16,347	$23,091	$(32,613)	$78,038
Initial franchise and relicensing fees	2,996	—	251	—	3,247
Procurement services	3,489	—	350	—	3,839
Marketing and reservation	108,615	91,022	4,828	(86,500)	117,965
Other items, net	1,991	—	191	—	2,182
Total revenues	188,304	107,369	28,711	(119,113)	205,271

OPERATING EXPENSES:
Selling, general and administrative	39,684	19,525	(3,524)	(32,613)	23,072
Marketing and reservation	110,694	88,695	4,233	(85,657)	117,965
Other items, net	706	950	204	—	1,860
Total operating expenses	151,084	109,170	913	(118,270)	142,897

Operating income	37,220	(1,801)	27,798	(843)	62,374

OTHER INCOME AND EXPENSES:
Interest expense	11,005	4	—	(843)	10,166
Equity in earnings of consolidated subsidiaries	(27,231)	—	—	27,231	—
Other items, net	215	(511)	(285)	—	(581)
Total other income and expenses, net	(16,011)	(507)	(285)	26,388	9,585

Income from continuing operations before income taxes	53,231	(1,294)	28,083	(27,231)	52,789
Income taxes	10,487	(710)	375	—	10,152
Income from continuing operations, net of income taxes	42,744	(584)	27,708	(27,231)	42,637
Income from discontinued operations, net of income taxes	—	107	—	—	107
Net income	$42,744	$(477)	$27,708	$(27,231)	$42,744

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2013
(Unaudited, in Thousands)

	Parent (Restated)	Guarantor Subsidiaries (Restated)	Non-Guarantor Subsidiaries (Restated)	Eliminations (Restated)	Consolidated (Restated)
REVENUES:
Royalty fees	$189,559	$84,477	$31,940	$(97,770)	$208,206
Initial franchise and relicensing fees	12,074	—	769	—	12,843
Procurement services	15,559	—	645	—	16,204
Marketing and reservation	275,780	267,404	15,391	(247,371)	311,204
Other items, net	6,581	—	781	—	7,362
Total revenues	499,553	351,881	49,526	(345,141)	555,819

OPERATING EXPENSES:
Selling, general and administrative	94,903	75,799	9,876	(97,770)	82,808
Marketing and reservation	287,436	257,197	13,942	(247,371)	311,204
Other items, net	2,301	3,775	625	—	6,701
Total operating expenses	384,640	336,771	24,443	(345,141)	400,713

Operating income	114,913	15,110	25,083	—	155,106

OTHER INCOME AND EXPENSES, NET:
Interest expense	32,210	111	13	—	32,334
Equity in earnings of consolidated subsidiaries	(34,691)	—	—	34,691	—
Other items, net	(1,689)	(1,261)	(635)	—	(3,585)
Total other income and expenses, net	(4,170)	(1,150)	(622)	34,691	28,749

Income from continuing operations before income taxes	119,083	16,260	25,705	(34,691)	126,357
Income taxes	28,817	7,317	250	—	36,384
Income from continuing operations, net of income taxes	90,266	8,943	25,455	(34,691)	89,973
Income from discontinued operations, net of income taxes	—	293	—	—	293
Net income	$90,266	$9,236	$25,455	$(34,691)	$90,266

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2012
(Unaudited, in Thousands)

	Parent (Restated)	Guarantor Subsidiaries (Restated)	Non-Guarantor Subsidiaries (Restated)	Eliminations (Restated)	Consolidated (Restated)
REVENUES:
Royalty fees	$183,573	$68,622	$40,295	$(89,503)	$202,987
Initial franchise and relicensing fees	8,459	—	494	—	8,953
Procurement services	13,349	—	641	—	13,990
Marketing and reservation	262,433	248,109	14,033	(230,230)	294,345
Other items, net	6,958	—	476	—	7,434
Total revenues	474,772	316,731	55,939	(319,733)	527,709
OPERATING EXPENSES:
Selling, general and administrative	93,054	63,544	5,227	(89,503)	72,322
Marketing and reservation	266,563	242,001	13,057	(227,276)	294,345
Other items, net	2,117	2,846	625	—	5,588
Total operating expenses	361,734	308,391	18,909	(316,779)	372,255
Operating income	113,038	8,340	37,030	(2,954)	155,454
OTHER INCOME AND EXPENSES, NET:
Interest expense	19,731	40	6	(2,954)	16,823
Equity in earnings of consolidated subsidiaries	(42,187)	—	—	42,187	—
Other items, net	(274)	(2,137)	(344)	—	(2,755)
Total other income and expenses, net	(22,730)	(2,097)	(338)	39,233	14,068
Income from continuing operations before income taxes	135,768	10,437	37,368	(42,187)	141,386
Income taxes	34,859	4,503	1,385	—	40,747
Income from continuing operations, net of income taxes	100,909	5,934	35,983	(42,187)	100,639
Income (loss) from discontinued operations, net of income taxes	—	270	—	—	270
Net income	$100,909	$6,204	$35,983	$(42,187)	$100,909

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the three Months Ended September 30, 2013
(Unaudited, in Thousands)

	Parent (Restated)	Guarantor Subsidiaries (Restated)	Non-Guarantor Subsidiaries (Restated)	Eliminations (Restated)	Consolidated (Restated)

Net income	$38,716	$3,172	$9,859	$(13,031)	$38,716
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	215	—	—	—	215
Foreign currency translation adjustment	524	—	524	(524)	524
Other comprehensive income (loss), net of tax	739	—	524	(524)	739
Comprehensive income	$39,455	$3,172	$10,383	$(13,555)	$39,455

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the three Months Ended September 30, 2012
(Unaudited, in Thousands)

	Parent (Restated)	Guarantor Subsidiaries (Restated)	Non-Guarantor Subsidiaries (Restated)	Eliminations (Restated)	Consolidated (Restated)

Net income (loss)	$42,744	$(477)	$27,708	$(27,231)	$42,744
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	215	—	—	—	215
Foreign currency translation adjustment	211	1	209	(210)	211
Amortization of pension related costs, net of tax:
Actuarial loss	20	20	—	(20)	20
Other comprehensive income (loss), net of tax	446	21	209	(230)	446
Comprehensive income	$43,190	$(456)	$27,917	$(27,461)	$43,190

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Nine Months Ended September 30, 2013
(Unaudited, in Thousands)

	Parent (Restated)	Guarantor Subsidiaries (Restated)	Non-Guarantor Subsidiaries (Restated)	Eliminations (Restated)	Consolidated (Restated)

Net income	$90,266	$9,236	$25,455	$(34,691)	$90,266
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	646	—	—	—	646
Foreign currency translation adjustment	(1,803)	—	(1,803)	1,803	(1,803)
Other comprehensive income (loss), net of tax	(1,157)	—	(1,803)	1,803	(1,157)
Comprehensive income	$89,109	$9,236	$23,652	$(32,888)	$89,109

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Nine Months Ended September 30, 2012
(Unaudited, in Thousands)

	Parent (Restated)	Guarantor Subsidiaries (Restated)	Non-Guarantor Subsidiaries (Restated)	Eliminations (Restated)	Consolidated (Restated)

Net income	$100,909	$6,204	$35,983	$(42,187)	$100,909
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	646	—	—	—	646
Foreign currency translation adjustment	191	5	171	(176)	191
Amortization of pension related costs, net of tax:
Actuarial loss	60	60	—	(60)	60
Other comprehensive income (loss), net of tax	897	65	171	(236)	897
Comprehensive income	$101,806	$6,269	$36,154	$(42,423)	$101,806

Choice Hotels International, Inc.
Condensed Consolidating Balance Sheet
As of September 30, 2013
(Unaudited, in thousands)

	Parent (Restated)	Guarantor Subsidiaries (Restated)	Non-Guarantor Subsidiaries (Restated)	Eliminations (Restated)	Consolidated (Restated)
ASSETS
Cash and cash equivalents	$10,921	$437	$149,780	$—	$161,138
Receivables, net	91,527	2,088	9,272	—	102,887
Other current assets	39,201	17,826	728	—	57,755
Total current assets	141,649	20,351	159,780	—	321,780
Property and equipment, at cost, net	11,351	54,791	858	—	67,000
Goodwill	60,620	5,193	—	—	65,813
Franchise rights and other identifiable intangibles, net	7,113	2,251	1,511	—	10,875
Advances, marketing and reservation activities	14,070	—	—	—	14,070
Investments, employee benefit plans, at fair value	—	14,950	—	—	14,950
Investment in affiliates	366,607	27,307	—	(393,914)	—
Advances to affiliates	13,995	203,916	10,603	(228,514)	—
Deferred income taxes	—	8,413	1,001	(9,414)	—
Other assets	30,113	27,839	30,252	—	88,204
Total assets	$645,518	$365,011	$204,005	$(631,842)	$582,692
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$9,098	$27,757	$3,903	$—	$40,758
Accrued expenses	19,397	22,098	1,980	—	43,475
Deferred revenue	5,995	54,666	740	—	61,401
Current portion of long-term debt	8,437	684	11	—	9,132
Deferred compensation & retirement plan obligations	—	2,439	—	—	2,439
Other current liabilities	13,503	7,941	462	—	21,906
Total current liabilities	56,430	115,585	7,096	—	179,111
Long-term debt	811,243	4,694	20	—	815,957
Deferred compensation & retirement plan obligations	—	21,212	7	—	21,219
Advances from affiliates	220,721	403	7,390	(228,514)	—
Other liabilities	26,587	18,211	484	(9,414)	35,868
Total liabilities	1,114,981	160,105	14,997	(237,928)	1,052,155
Total shareholders’ (deficit) equity	(469,463)	204,906	189,008	(393,914)	(469,463)
Total liabilities and shareholders’ deficit	$645,518	$365,011	$204,005	$(631,842)	$582,692

Choice Hotels International, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2012
(In Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$8,420	$407	$125,350	$—	$134,177
Receivables, net	70,011	1,920	8,068	—	79,999
Other current assets	44,899	23,495	3,528	(3,368)	68,554
Total current assets	123,330	25,822	136,946	(3,368)	282,730
Property and equipment, at cost, net	11,307	39,298	1,046	—	51,651
Goodwill	60,620	5,193	—	—	65,813
Franchise rights and other identifiable intangibles, net	8,669	2,715	2,089	—	13,473
Advances, marketing and reservation activities	29,467		—	—	29,467
Investments, employee benefit plans, at fair value	—	12,755	—	—	12,755
Investment in affiliates	331,416	26,194	—	(357,610)	—
Advances to affiliates	14,252	206,770	13,479	(234,501)	—
Deferred income taxes		10,367	599	(10,966)	—
Other assets	32,085	18,925	25,003		76,013
Total assets	$611,146	$348,039	$179,162	$(606,445)	$531,902
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$5,930	$28,525	$4,259	$—	$38,714
Accrued expenses	18,582	34,576	2,394	—	55,552
Deferred revenue	17,239	53,081	834	—	71,154
Current portion of long-term debt	7,500	675	20	—	8,195
Deferred compensation and retirement plan obligations	—	2,522	—	—	2,522
Other current liabilities	—	2,047	1,321	(3,368)	—
Total current liabilities	49,251	121,426	8,828	(3,368)	176,137
Long-term debt	845,257	1,845	48	—	847,150
Deferred compensation & retirement plan obligations	—	20,390	9	—	20,399
Advances from affiliates	226,917	189	7,395	(234,501)	—
Other liabilities	28,359	9,216	245	(10,966)	26,854
Total liabilities	1,149,784	153,066	16,525	(248,835)	1,070,540
Total shareholders’ (deficit) equity	(538,638)	194,973	162,637	(357,610)	(538,638)
Total liabilities and shareholders' deficit	$611,146	$348,039	$179,162	$(606,445)	$531,902

Choice Hotels International, Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2013
(Unaudited, in thousands)

	Parent (Restated)	Guarantor Subsidiaries (Restated)	Non-Guarantor Subsidiaries (Restated)	Eliminations (Restated)	Consolidated (Restated)

Net cash provided by operating activities	$60,070	$20,198	$26,221	$—	$106,489

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(4,083)	(23,662)	(177)	—	(27,922)
Equity method investments	—	(1,481)	(2,280)	—	(3,761)
Issuance of mezzanine and other notes receivable	—	—	—	—	—
Collections of mezzanine and other notes receivable	224	—	—	—	224
Purchases of investments, employee benefit plans	—	(1,845)	—	—	(1,845)
Proceeds from sales of investments, employee benefit plans	—	4,052	—	—	4,052
Advances to and investments in affiliates	(1,000)	(1,280)	—	2,280	—
Other items, net	(578)	—	—	—	(578)

Net cash provided (used) in investing activities	(5,437)	(24,216)	(2,457)	2,280	(29,830)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments pursuant to revolving credit facilities	(27,500)	—	—	—	(27,500)
Proceeds from issuance of long-term debt	—	3,360	—	—	3,360
Principal payments on long-term debt	(5,625)	(502)	(31)	—	(6,158)
Purchase of treasury stock	(3,684)	—	—	—	(3,684)
Dividends paid	(22,026)	—	—	—	(22,026)
Excess tax benefits from stock-based compensation	26	1,190	—	—	1,216
Proceeds from contributions from affiliates	—	—	2,280	(2,280)	—
Proceeds from exercise of stock options	6,677	—	—	—	6,677
Net cash provided (used) by financing activities	(52,132)	4,048	2,249	(2,280)	(48,115)
Net change in cash and cash equivalents	2,501	30	26,013	—	28,544
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(1,583)	—	(1,583)
Cash and cash equivalents at beginning of period	8,420	407	125,350	—	134,177
Cash and cash equivalents at end of period	$10,921	$437	$149,780	$—	$161,138

Choice Hotels International, Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2012
(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$87,072	$4,941	$26,410	$—	$118,423

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(7,126)	(5,217)	(182)	—	(12,525)
Equity method investments	—	—	(9,454)	—	(9,454)
Issuance of mezzanine and other notes receivable	(4,236)	—	—	—	(4,236)
Collections of mezzanine and other notes receivable	110	—	—	—	110
Purchases of investments, employee benefit plans	—	(1,191)	—	—	(1,191)
Proceeds from sales of investments, employee benefit plans	—	10,909	—	—	10,909
Advances to and investments in affiliates	—	(9,721)	—	9,721	—
Other items, net	(322)	—	—	—	(322)
Net cash provided (used) in investing activities	(11,574)	(5,220)	(9,636)	9,721	(16,709)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings pursuant to revolving credit facilities	16,725	—	—	—	16,725
Proceeds from issuance of long-term debt	543,500	—	—	—	543,500
Principal payments on long-term debt	—	(488)	(14)	—	(502)
Purchase of treasury stock	(22,227)	—	—	—	(22,227)
Dividends paid	(632,751)	—	—	—	(632,751)
Excess tax benefits from stock-based compensation	183	610	—	—	793
Debt issuance costs	(4,753)	—	—	—	(4,753)
Proceeds from contributions from affiliates	—	—	9,721	(9,721)	—
Proceeds from exercise of stock options	4,695	—	—	—	4,695
Net cash provided (used) by financing activities	(94,628)	122	9,707	(9,721)	(94,520)
Net change in cash and cash equivalents	(19,130)	(157)	26,481	—	7,194
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	813	—	813
Cash and cash equivalents at beginning of period	23,370	432	83,255	—	107,057
Cash and cash equivalents at end of period	$4,240	$275	$110,549	$—	$115,064

15.	Reportable Segment Information (restated)

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
The Company evaluates its segments based primarily on the results of the segment without allocating corporate expenses, income taxes or indirect general and administrative expenses. Equity in earnings or losses from financing related joint ventures is allocated to the Company's franchising segment. All other joint ventures are allocated to corporate & other. Corporate & other expenses consist primarily of overhead selling, general and administrative costs such as finance, legal, human resources and other general administrative expenses that are not allocated to the Company's two segments. As described in Note 4, certain interest expenses related to the Company's marketing and reservation activities are allocated to the franchising segment. The Company does not allocate the remaining interest expense, interest income, other gains and losses or income taxes to its segments.
Financial results for the three and nine months ended September 30, 2012, have been updated to reflect the financial results for the Company's SkyTouch segment which was established as a separate segment in 2013. The financial results related to SkyTouch were previously reported as a component of Corporate & Other.
The following table presents the financial information for the Company's segments:

	Three Months Ended September 30, 2013 (Restated)				Three Months Ended September 30, 2012 (Restated)
(In thousands)	Franchising	SkyTouch Technology	Corporate & Other	Consolidated	Franchising	SkyTouch Technology	Corporate & Other	Consolidated
Revenues	$216,705	$13	$—	$216,718	$205,271	$—	$—	$205,271
Operating income (loss)	$75,773	$(2,841)	$(9,704)	$63,228	$72,588	$(720)	$(9,494)	$62,374
Income (loss) from continuing operations before income taxes	$76,114	$(2,841)	$(19,002)	$54,271	$72,759	$(720)	$(19,250)	$52,789

	Nine Months Ended September 30, 2013 (Restated)				Nine Months Ended September 30, 2012 (Restated)
(In thousands)	Franchising	SkyTouch Technology	Corporate & Other	Consolidated	Franchising	SkyTouch Technology	Corporate & Other	Consolidated
Revenues	$555,806	$13	$—	$555,819	$527,709	$—	$—	$527,709
Operating income (loss)	$194,026	$(7,307)	$(31,613)	$155,106	$185,233	$(2,074)	$(27,705)	$155,454
Income (loss) from continuing operations before income taxes	$194,358	$(7,307)	$(60,694)	$126,357	$185,221	$(2,074)	$(41,761)	$141,386

16.	Commitments and Contingencies
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

18. Discontinued Operations

In the first quarter of 2014, the Company's management approved a plan to sell the three Company-owned hotels operated under the MainStay Suites brand. The Company determined that this disposal transaction met the definition of a discontinued operation since the operations and cash flows of this component would be eliminated from the on-going operations of the Company and the Company will not have significant continuing involvement in the operations of the hotels after the disposal transaction.

The operations related to these three Company-owned hotels were reported as a component of "Corporate and Other" for segment reporting purposes. The results of operations for the three and nine months ended September 30, 2013 and 2012 presented in these Consolidated Financial Statements reflect these three Company-owned hotels as discontinued operations. Summarized financial information related to the discontinued operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Revenues
Hotel operations	$1,310	$1,238	$3,600	$3,440
Total revenues	1,310	1,238	3,600	3,440
Operating Expenses
Hotel operations	956	933	2,742	2,609
Depreciation and amortization	127	135	393	401
Total operating expenses	1,083	1,068	3,135	3,010
Income from discontinued operations before income taxes	227	170	465	430
Income taxes	84	63	172	160
Income from discontinued operations	$143	$107	$293	$270

	As of September 30, 2013	As of December 31, 2012
	(In thousands)
Cash	$414	$387
Receivables, net	244	206
Other current assets	221	192
Total current assets	879	785
Property and equipment, at cost, net	8,948	9,220
Total assets	$9,827	$10,005

Accounts payable	$577	$403
Accrued expenses	10	10
Total liabilities	587	413

Net assets of discontinued operations	$9,240	$9,592

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Choice Hotels International, Inc. and subsidiaries (together the “Company”). MD&A is provided as a supplement to-and should be read in conjunction with-our consolidated financial statements and the accompanying notes.

As described in Note 1 to our consolidated financial statements under the heading "Revision to Prior Annual Financial Statements and Restatement of Prior Interim Financial Statements", the Company has corrected its revenue recognition method for its royalty and certain marketing and reservation system fee revenues and expenses and other immaterial errors. As a result, the Company now recognizes royalty and marketing and reservation system fee revenue in the same period that the gross room revenues are earned by the Company's franchisees, not one month in arrears. As a result, the Company has revised certain operating statistics in MD&A from previously reported amounts.

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
Our Company generates revenues, income and cash flows primarily from initial, relicensing and continuing royalty fees attributable to our franchise agreements. Revenues are also generated from qualified vendor arrangements, hotel operations and other sources. The hotel industry is seasonal in nature. For most hotels, demand is lower in December through March than during the remainder of the year. Our principal source of revenues is franchise fees based on the gross room revenues of our franchised properties. The Company's franchise fee revenues reflect the industry's seasonality and historically have been lower in the first and fourth quarter than in the second and third quarters.
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

Operations Review
Comparison of Operating Results for the Three-Month Periods Ended September 30, 2013 and 2012

Summarized financial results for the three months ended September 30, 2013 and 2012 are as follows:

(in thousands, except per share amounts)	2013 (Restated)	2012 (Restated)
REVENUES:
Royalty fees	$79,460	$78,038
Initial franchise and relicensing fees	4,650	3,247
Procurement services	4,708	3,839
Marketing and reservation	124,809	117,965
Other	3,091	2,182
Total revenues	216,718	205,271
OPERATING EXPENSES:
Selling, general and administrative	26,409	23,072
Depreciation and amortization	2,272	1,860
Marketing and reservation	124,809	117,965
Total operating expenses	153,490	142,897
Operating income	63,228	62,374
OTHER INCOME AND EXPENSES, NET:
Interest expense	10,757	10,166
Interest income	(676)	(425)
Loss on extinguishment of debt	—	526
Other (gains) and losses	(703)	(511)
Equity in net income of affiliates	(421)	(171)
Total other income and expenses, net	8,957	9,585
Income from continuing operations before income taxes	54,271	52,789
Income taxes	15,698	10,152
Income from continuing operations, net of income taxes	38,573	42,637
Income from discontinued operations, net of income taxs	143	107
Net income	$38,716	$42,744

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
Franchising Revenues: The Company utilizes franchising revenues which exclude marketing and reservation system revenues and revenues from the SkyTouch Division rather than total revenues when analyzing the performance of the business. Marketing and reservation activities are excluded from franchising revenues since the Company is required by its franchise agreements to use these fees collected for marketing and reservation activities; as such, no net income or loss to the Company is generated. Cumulative marketing and reservation system fees not expended are recorded as a payable on the Company's financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements.

Cumulative marketing and reservation expenditures in excess of fees collected for marketing and reservation activities are recorded as a receivable on the Company's financial statements and recovered in future periods. SkyTouch Technology is a division of the Company that develops and markets cloud-based technology products to help industry-wide hoteliers, not under franchise agreements with the Company, improve their efficiency and profitability. SkyTouch Technology operations are excluded from franchising revenue since they do not reflect the company’s core franchising business but are an adjacent, complimentary line of business. This non-GAAP measure is a commonly used measure of performance in our industry and facilitates comparisons between the Company and its competitors.
Calculation of Franchising Revenues

	Three Months Ended September 30,
	(in thousands)
	2013 (Restated)	2012 (Restated)
Franchising Revenues:
Total Revenues	$216,718	$205,271
Adjustments:
Marketing and reservation system revenues	(124,809)	(117,965)
SkyTouch Division	(13)	—
Franchising Revenues	$91,896	$87,306

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

Calculation of Adjusted EBITDA

	Three Months Ended September 30,
	(in thousands)
	2013 (Restated)	2012 (Restated)
Adjusted EBITDA:
Income from continuing operations, net of income taxes	$38,573	$42,637
Income taxes	15,698	10,152
Interest expense	10,757	10,166
Interest income	(676)	(425)
Other (gains) and losses	(703)	(511)
Loss on the extinguishment of debt	—	526
Equity in net (income) loss of affiliates	(421)	(171)
Depreciation and amortization	2,272	1,860
Adjusted EBITDA	$65,500	$64,234

Results of Operations
The Company recorded income from continuing operations, net of income taxes, of $38.6 million for the three month period ended September 30, 2013, a 10% decline from the $42.6 million recorded for the quarter ended September 30, 2012. The decrease in net income primarily reflects the increase in the Company's effective income tax rate for continuing operations from 19.2% for the three month period ended September 30, 2012 to 28.9% for the current quarter. The effective income tax rate for the three months ended September 30, 2012 reflected a non-recurring favorable adjustment of $4.5 million related to foreign operations. Income from continuing operations before income taxes increased $1.5 million or 3% from the prior year quarter to $54.3 million primarily due to a $0.9 million or 1% increase in operating income.
The increase in operating income primarily reflects an increase in Adjusted EBITDA which increased $1.3 million or 2.0% to $65.5 million for the three month period ended September 30, 2013. The increase in Adjusted EBITDA reflects a $4.6 million or 5% increase in the Company's franchising revenues for the three months ended September 30, 2013 partially offset by a $3.3 million or 14% increase in selling, general and administrative expense ("SG&A").
Franchising Revenues: Franchising revenues were $91.9 million for the three months ended September 30, 2013 compared to $87.3 million for the three months ended September 30, 2012, an increase of 5%. The increase in franchising revenues is primarily due to a $1.4 million or 2% increase in royalty revenues, a $1.4 million increase in initial franchise and relicensing fees, a $0.9 million increase in procurement services revenues and a $0.9 million increase in other revenues.
Royalty Fees
Domestic royalty fees for the three months ended September 30, 2013 increased $1.4 million to $72.9 million, an increase of 2% compared to the three months ended September 30, 2012. The increase in royalties is attributable to a combination of factors including a 2.7% increase in RevPAR, a 0.7% increase in the number of domestic franchised hotel rooms open and a 3 basis point decline in the effective royalty rate from 4.31% to 4.28%. System-wide RevPAR increased due to a combination of a 1.5% increase in average daily rates and a 80 basis point increase in occupancy rates.

A summary of the Company's domestic franchised hotels operating information is as follows:

	For the Three Months Ended September 30, 2013* (Restated)			For the Three Months Ended September 30, 2012* (Restated)			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$88.73	68.4%	$60.73	$87.07	67.8%	$59.00	1.9%	60	bps	2.9%
Comfort Suites	90.22	68.1%	61.48	89.09	67.0%	59.68	1.3%	110	bps	3.0%
Sleep	77.72	63.9%	49.66	75.80	62.2%	47.14	2.5%	170	bps	5.3%
Quality	75.14	59.9%	45.02	74.49	58.6%	43.65	0.9%	130	bps	3.1%
Clarion	80.42	57.6%	46.35	79.40	56.5%	44.90	1.3%	110	bps	3.2%
Econo Lodge	61.18	56.0%	34.27	60.37	55.7%	33.61	1.3%	30	bps	2.0%
Rodeway	60.41	58.7%	35.48	59.02	58.7%	34.62	2.4%	—	bps	2.5%
MainStay	75.99	73.0%	55.51	72.59	75.0%	54.46	4.7%	(200)	bps	1.9%
Suburban	43.45	72.1%	31.32	42.93	73.5%	31.56	1.2%	(140)	bps	(0.8)%
Ascend Hotel Collection	124.86	69.7%	87.07	116.03	70.2%	81.48	7.6%	(50)	bps	6.9%
Total	$79.39	63.3%	$50.22	$78.18	62.5%	$48.88	1.5%	80	bps	2.7%
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
International royalties declined by $0.2 million or 2% from the third quarter of 2012 to $6.6 million for the same period of 2013. International available rooms increased 3.0% to 106,000 as of September 30, 2013 from 102,942 as of September 30, 2012. The total number of international hotels increased 0.3% from 1,165 as of September 30, 2012 to 1,169 as of September 30, 2013. However, the increase in the number of available rooms in the international system was offset by unfavorable foreign currency fluctuations in the countries in which we operate.
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
Selling, General and Administrative Expenses: The cost to operate the franchising business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $26.4 million for the three months ended September 30, 2013, an increase of $3.3 million or 14% from the three months ended September 30, 2012. SG&A for the three months ended September 30, 2013 increased from the prior year primarily due to a $2.0 million increase in alternative growth spending related to the launch of the Company's new SkyTouch Technology division. Excluding the incremental spending associated with the SkyTouch Technology division, SG&A expenses increased $1.3 million or 6% primarily due to a $0.3 million increase in variable franchise sales compensation due to the 49% increase in domestic initial fee revenue recognition and a $0.6 million increase in compensation expense recognized on deferred compensation arrangements. The increase in compensation expense reflects the increase in the fair value of investments held in the Company's Non-Qualified and EDCP retirement and savings plans. The increase in deferred compensation expenses are partially offset by investment gains recorded in other gains and losses.
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
Total marketing and reservation system revenues increased 6% from $118.0 million for the three months ended September 30, 2012 to $124.8 million for the three months ended September 30, 2013. The increase in revenues was primarily due to improved system fees resulting from system growth and RevPAR increases and increasing revenues from the Choice Privileges loyalty program resulting from the growth in program membership. Depreciation and amortization attributable to marketing and reservation activities was $3.9 million and $3.7 million for the three months ended September 30, 2013 and 2012, respectively. Interest expense attributable to marketing and reservation activities was approximately $0.9 million for both the three months ended September 30, 2013 and 2012, respectively.
As of September 30, 2013 and December 31, 2012, the Company's balance sheets include deferred costs of $14.1 million and $29.5 million, respectively, from cumulative marketing and reservation expenses incurred in excess of cumulative marketing and reservations system fee revenues earned. During the three months ended September 30, 2013, the Company collected $19.7 million of marketing and reservation revenues in excess of expenses incurred as compared to $16.3 million in the same period of 2012. The fees collected in excess of expenses incurred were utilized to reimburse the Company for a portion of the outstanding cumulative advances for marketing and reservation activities. This resulted in expense recognition of an equivalent amount of previously unrecognized costs. The increase in the excess fees collected in the third quarter of 2013 over 2012 primarily reflects increased revenues related to the growth of the number of units and RevPAR in the franchise system.
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
Income taxes: The effective income tax rates for continuing operations were were 28.9% and 19.2% for the three months ended September 30, 2013 and September 30, 2012, respectively. The effective income tax rate for the three months ended September 30, 2013 and 2012 were lower than the U.S federal income tax rate of 35% due to the recurring impact of foreign operations, partially offset by state taxes, and reflect adjustments to our federal accruals. In addition, the effective income tax rate for the three months ended September 30, 2012 reflects a nonrecurring favorable adjustment of $4.5 million related to foreign operations.

Discontinued Operations: In the first quarter of 2014, the Company's management approved a plan to dispose of three Company owned Mainstay Suites hotels. As a result, the Company has reported the operations related to these three hotels as discontinued operations in this amended Form 10-Q.
Diluted EPS: Diluted EPS from continuing operations decreased 11% to $0.65 for the three months ended September 30, 2013 from $0.73 for the same period of the prior year. The decrease in diluted EPS primarily reflects the items discussed above.

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2013 and 2012

Summarized financial results for the nine months ended September 30, 2013 and 2012 and are as follows:

(in thousands, except per share amounts)	2013 (Restated)	2012 (Restated)
REVENUES:
Royalty fees	$208,206	$202,987
Initial franchise and relicensing fees	12,843	8,953
Procurement services	16,204	13,990
Marketing and reservation	311,204	294,345
Other	7,362	7,434
Total revenues	555,819	527,709
OPERATING EXPENSES:
Selling, general and administrative	82,808	72,322
Depreciation and amortization	6,701	5,588
Marketing and reservation	311,204	294,345
Total operating expenses	400,713	372,255
Operating income	155,106	155,454
OTHER INCOME AND EXPENSES, NET:
Interest expense	32,334	16,823
Interest income	(1,979)	(1,156)
Loss on extinguishment of debt	—	526
Other (gains) and losses	(1,266)	(2,137)
Equity in net (income) loss of affiliates	(340)	12
Total other income and expenses, net	28,749	14,068
Income from continuing operations, net of income taxes	126,357	141,386
Income taxes	36,384	40,747
Income from continuing operations, net of income taxes	89,973	100,639
Income from discontinued operations	293	270
Net income	$90,266	$100,909

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
Franchising Revenues: The Company utilizes franchising revenues which exclude marketing and reservation system revenues and revenues from the SkyTouch Division rather than total revenues when analyzing the performance of the business. Marketing and reservation activities are excluded from franchising revenues since the Company is required by its franchise agreements to use these fees collected for marketing and reservation activities; as such, no net income or loss to the Company is generated. Cumulative marketing and reservation system fees not expended are recorded as a payable on the Company's financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements. Cumulative marketing and reservation expenditures in excess of fees collected for marketing and reservation activities are recorded as a receivable on the Company's financial statements and recovered in future periods. SkyTouch Technology is a division of the Company that develops and markets cloud-based technology products to help industry-wide hoteliers, not currently under franchise agreements with the Company, improve their efficiency and profitability. SkyTouch Technology operations are excluded from franchising revenue since they do not reflect the company’s core franchising business but are an adjacent, complimentary line of business. This non-GAAP measure is a commonly used measure of performance in our industry and facilitates comparisons between the Company and its competitors.

Calculation of Franchising Revenues

	Nine Months Ended September 30,
	( in thousands)
	2013 (Restated)	2012 (Restated)
Franchising Revenues:
Total Revenues	$555,819	$527,709
Adjustments:
Marketing and reservation revenues	(311,204)	(294,345)
SkyTouch Division	(13)	—
Franchising Revenues	$244,602	$233,364

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

Calculation of Adjusted EBITDA

	Nine Months Ended September 30,
	(in thousands)
	2013 (Restated)	2012 (Restated)
Adjusted EBITDA:
Income from continuing operations, net of income taxes	$89,973	$100,639
Income taxes	36,384	40,747
Interest expense	32,334	16,823
Interest income	(1,979)	(1,156)
Other (gains) and losses	(1,266)	(2,137)
Loss on the extinguishment of debt	—	526
Equity in net (income) loss of affiliates	(340)	12
Depreciation and amortization	6,701	5,588
Adjusted EBITDA	$161,807	$161,042

Results of Operations
The Company recorded income from continuing operations, net of income taxes, of $90.0 million for the nine month period ended September 30, 2013, an 11% decline from the $100.6 million recorded for the nine months ended September 30, 2012. The decrease in net income primarily reflects a $15.5 million increase in interest expense resulting from the issuance of debt in June and July of 2012 to finance the Company's $600.7 million special dividend paid on August 23, 2012 and a $0.3 million decline in operating income. Income from continuing operations, net of income taxes was also impacted by a decline in other (gains) and losses resulting from a $1.3 million appreciation in the fair value of investments held in the Company's non-qualified employee benefit plans during the nine months ended September 30, 2013 compared to a $2.1 million increase in the fair value of these investments in the same period of the prior year.

The $0.3 million decline in operating income primarily reflects a $1.1 million increase in depreciation and amortization expenses partially offset by a $0.8 million increase in Adjusted EBITDA. The increase in Adjusted EBITDA reflects an $11.2 million or 5% increase in the Company's franchising revenues for the nine months ended September 30, 2013 partially offset by a $10.5 million or 14% increase in selling, general and administrative ("SG&A") expense.
Franchising Revenues: Franchising revenues were $244.6 million for the nine months ended September 30, 2013 compared to $233.4 million for the nine months ended September 30, 2012, an increase of 5%. The increase in franchising revenues is primarily due to a 3% increase in royalty revenues, a $3.9 million, or 43% increase in initial franchise and relicensing fees, and a $2.2 million, or 16% increase in procurement services fees.
Royalty Fees
Domestic royalty fees for the nine months ended September 30, 2013 increased $5.5 million to $189.6 million from $184.1 million during the nine months ended September 30, 2012, an increase of 3%. The increase in royalties is attributable to a combination of factors including a 3.1% increase in RevPAR, a 0.7% increase in the number of domestic franchised hotel rooms and a 1 basis point increase in the effective royalty rate from 4.32% to 4.33%. System-wide RevPAR increased due to a combination of a 1.7% increase in average daily rates and a 80 basis point increase in occupancy rates.
A summary of the Company's domestic franchised hotels operating information is as follows:

	For the Nine Months Ended September 30, 2013* (Restated)			For the Nine Months Ended September 30, 2012* (Restated)			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$84.14	61.9%	$52.08	$82.38	61.3%	$50.52	2.1%	60	bps	3.1%
Comfort Suites	87.91	64.6%	56.81	86.34	63.6%	54.91	1.8%	100	bps	3.5%
Sleep	75.04	60.3%	45.24	73.04	58.1%	42.41	2.7%	220	bps	6.7%
Quality	71.21	54.8%	39.04	70.52	53.5%	37.71	1.0%	130	bps	3.5%
Clarion	76.21	52.6%	40.12	75.73	51.1%	38.71	0.6%	150	bps	3.6%
Econo Lodge	57.32	50.4%	28.89	56.41	50.2%	28.32	1.6%	20	bps	2.0%
Rodeway	55.28	53.3%	29.45	54.35	52.6%	28.61	1.7%	70	bps	2.9%
MainStay	73.25	69.4%	50.87	70.11	72.2%	50.62	4.5%	(280)	bps	0.5%
Suburban	42.91	71.5%	30.70	41.69	71.4%	29.75	2.9%	10	bps	3.2%
Ascend Hotel Collection	122.67	65.6%	80.52	113.40	65.9%	74.75	8.2%	(30)	bps	7.7%
Total	$75.67	58.1%	$43.98	$74.41	57.3%	$42.66	1.7%	80	bps	3.1%
___________________

*
Operating statistics exclude Cambria Suites since the operating statistics are not representative of a stabilized brand which the Company defines as having at least 25 units open and operating for a twelve month period.

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
International royalties declined by $0.3 million from $18.9 million during the nine months ended September 30, 2012 to $18.6 million for the same period of 2013 primarily due to RevPAR performance in the various countries in which we operate and foreign currency fluctuations. The declines in RevPAR and foreign currency were partially offset by an increase in international available rooms. International available rooms increased 3.0% to 106,000 as of September 30, 2013 from 102,942 as of September 30, 2012. The total number of international hotels increased 0.3% from 1,165 as of September 30, 2012 to 1,169 as of September 30, 2013.
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
Selling, General and Administrative Expenses: The cost to operate the franchising business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $82.8 million for the nine months ended September 30, 2013, a $10.5 million or 14% increase from the nine months ended September 30, 2012. SG&A for the nine months ended September 30, 2013 increased from the prior year primarily due to a $5.0 million increase in alternative growth spending primarily related to the launch of the Company's new SkyTouch Technology division, a $1.5 million increase in occupancy costs related to the relocation of the Company's corporate headquarters and a $0.7 million increase in bad debt and foreign currency exchange losses. Variable expenses increased $1.4 million resulting from increased franchise sales compensation due to a 40% increase in domestic initial fee revenue recognition and an increase in procurement services revenue. In addition, compensation expense recognized on deferred compensation arrangements increased $0.7 million. The increase in compensation expense reflects the increase in the fair value of investments held in the Company's Non-Qualified and EDCP retirement and savings plans. The increase in deferred compensation expenses are partially offset by investment gains recorded in other gains and losses. These increases in SG&A were partially offset by a $1.2 million reduction in litigation settlements compared to the prior year. Excluding these items, SG&A for the nine months ended September 30, 2013 increased by approximately 4% over the same period of the prior year.
Depreciation and Amortization: Expenses increased $1.1 million from $5.6 million for the nine months ended September 30, 2012 to $6.7 million for the nine months ended September 30, 2013. The increase in depreciation and amortization expenses primarily reflects the additional capital expenditures incurred in conjunction with the Company's relocation of its corporate headquarters in April 2013 as well as an increase in amortization related to the issuance of forgivable notes receivable in conjunction with brand and development programs.
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
Total marketing and reservations revenues were $311.2 million and $294.3 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in revenues was primarily due to improved system fees resulting from system growth and RevPAR increases as well as increased revenues from the Choice Privileges loyalty program resulting from the growth in program memberships. Depreciation and amortization attributable to marketing and reservation activities was $12.0 million for the nine months ended September 30, 2013, compared to $10.7 million for the nine months ended September 30, 2012. Interest expense attributable to marketing and reservation activities was $2.8 million and $3.0 million for the nine months ended September 30, 2013 and 2012, respectively.
As of September 30, 2013 and December 31, 2012, the Company's balance sheets include deferred costs of $14.1 million and $29.5 million, respectively, from cumulative marketing and reservation expenses incurred in excess of cumulative marketing and reservations system fee revenues earned. During the nine months ended September 30, 2013, the Company collected $15.4 million of marketing and reservation revenues in excess of expenses incurred as compared to $14.2 million in the same period of 2012. The fees collected in excess of expenses incurred were utilized to reimburse the Company for a portion of the outstanding cumulative advances for marketing and reservation activities. This resulted in expense recognition of an equivalent amount of previously unrecognized costs. The increase in the excess fees collected in 2013 compared to 2012 primarily reflects increased revenues related to the growth of the number of units and RevPAR in the franchise system.
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
Income Taxes: The effective income tax rates for continuing operations were 28.8% for both the nine months ended September 30, 2013 and 2012, respectively. The effective income tax rate for the nine months ended September 30, 2013 and 2012 were lower than the U.S federal income tax rate of 35% due to the recurring impact of foreign operations, partially offset by state taxes, and reflect adjustments to our federal accruals. Additionally, the effective income tax rate for the nine months ended September 30, 2013 was further reduced by the release of a valuation allowance on local country tax refunds received by our foreign subsidiary, settlements of unrecognized tax positions and by legislation retroactively extending the U.S. controlled foreign corporation look-through rule. The effective income tax rate for the nine months ended September 30, 2012 also reflects a nonrecurring favorable adjustment of $4.5 million related to foreign operations.
Discontinued Operations: In the first quarter of 2014, the Company's management approved a plan to dispose of the three Company-owned Mainstay Suites hotels. As a result, the Company has reported the operations related to these hotels as discontinued in this amended Form 10-Q.
Diluted EPS: Diluted EPS were $1.53 for nine months ended September 30, 2013 compared to $1.73 for the nine months ended September 30, 2012, respectively. The decrease in diluted EPS primarily reflects the items discussed above.

Liquidity and Capital Resources
Operating Activities
During the nine months ended September 30, 2013, net cash provided by operating activities totaled $106.5 million compared to $118.4 million during the nine months ended September 30, 2012, a decline of $11.9 million. The decrease in cash flows from operating activities primarily reflects a $2.9 million increase in net disbursements to franchisees for property improvements and other purposes utilizing forgivable notes receivable and a $26.6 million increase in cash paid for interest due to the issuance of additional debt in June and July of 2012 to pay a special cash dividend in August 2012 totaling approximately $600.7 million. These declines for net cash provided from operating activities were partially offset by a $12.7 million decline in cash paid for income taxes due to timing and a decline in income before income taxes.
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
Net cash provided by marketing and reservation activities totaled $29.7 million during the nine months ended September 30, 2013 compared to $27.4 million during the nine months ended September 30, 2012. The increase in cash provided by marketing and reservation activities primarily reflects improved system fees resulting from system growth and RevPAR increases. Based on the current economic conditions, the Company expects marketing and reservation activities to provide cash flows from operations ranging between $26 million and $30 million in 2013.
Investing Activities
Cash utilized for investing activities totaled $29.8 million and $16.7 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in cash utilized for investing activities for the nine months ended September 30, 2013 primarily reflect an increase in capital expenditures. The increase in capital expenditures was partially offset by a decline in the proceeds from the sale of investments held in trust related to the Company's deferred compensation plans, investments in joint ventures accounted for under the equity method of accounting and issuance of mezzanine and other notes receivable for hotel development efforts during the nine months ended September 30, 2013. Additional information regarding these items is as follows:
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
During the nine months ended September 30, 2013 and 2012, capital expenditures totaled $27.9 million and $12.5 million, respectively. The increase in capital expenditures for 2013 primarily reflect tenant improvements related to the relocation of the Company's corporate headquarters and computer equipment purchases made in conjunction with the relocation of the Company's technology data center.
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
Senior Notes due 2020
On August 25, 2010, the Company completed a $250 million senior unsecured note offering (the "2010 Senior Notes”) at a discount of $0.6 million, bearing a coupon of 5.7% with an effective rate of 6.19%. The 2010 Senior Notes will mature on August 28, 2020, with interest on the 2010 Senior Notes to be paid semi-annually on February 28th and August 28th. The Company used the net proceeds from the offering, after deducting underwriting discounts and other offering expenses, to repay outstanding borrowings and other general corporate purposes. The Company's 2010 Senior Notes are guaranteed jointly, severally, fully and unconditionally, subject to certain customary limitations, by eight wholly-owned domestic subsidiaries.
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
At September 30, 2013, the Company maintained a total leverage ratio of approximately 3.44x, a maximum secured leverage ratio of 0.72x and a minimum fixed charge coverage ratio of approximately 5.54x. At September 30, 2013, the Company was in compliance with all covenants under the New Credit Facility.
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

Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At September 30, 2013, the Company had been advanced approximately $3.4 million pursuant to these agreements and expects to receive the remaining $1 million over the next several years, subject to annual appropriations by the governmental entities. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration of the Company's ten year corporate headquarters lease in 2023 will be forgiven in full. The advances will be included in long-term debt in Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all current performance conditions as of September 30, 2013.
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
Revenue Recognition.
We recognize continuing franchise fees, including royalty, marketing and reservations system fees, when earned and realizable from our franchisees. See Note 1 to our consolidated financial statements for additional information regarding recent corrections to our accounting for these fees. Franchise fees are typically based on a percentage of gross room revenues of each franchisee. Franchise fees based on a percentage of gross room revenues are recognized in the same period that the underlying gross room revenues are earned by our franchisees. Our estimate of the allowance for uncollectible royalty fees is charged to SG&A expense and our estimate of the allowance for uncollectible marketing and reservation fees is charged to marketing and reservation expenses.
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

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), as of the end of the period covered by this quarterly report as required by Rules 13a-15(b) or 15d-15(b) under the Exchange Act. Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. At the time that our Quarterly Report on Form 10-Q for the period ended September 30, 2013 was filed on November 12, 2013, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2013. Subsequent to that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2013 due to the material weakness in internal control over financial reporting related to the Revenue Recognition Methodology for Royalty and Certain Marketing and Reservation Fees Revenues discussed below.

Notwithstanding the material weakness as described below, management concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows for the periods presented.

Material Weakness Related to Revenue Recognition Methodology for Royalty and Certain Marketing and Reservation System Fee Revenues

In connection with the preparation of the consolidated financial statements for the second quarter of 2014, the Company reviewed its accounting policies and practices, including the historical practice of reporting royalty and certain marketing and reservation fees one month in arrears as compared to when the gross room revenues (on which the fees are based) are earned by the Company's franchisees. The Company previously determined that the impact of the revenue recognition timing related to these revenues on its annual financial statements was not material and therefore reported these revenues one month in arrears despite the fact that these fees meet the definition of being earned and realizable in the same period that the underlying gross room revenues are earned by its franchisees. However, the Company reassessed the impact of reporting these revenues one month in arrears on interim periods and determined that this revenue recognition practice, which was not in accordance with generally accepted accounting principles in the United States of America ("GAAP"), was material to interim periods. Due to the seasonality of the Company's business, the impact of this change on previously reported interim revenues, operating income and earnings per share as reported in the Company's consolidated statements of income varies for individual past quarters and is generally positive in the first two quarters of the year and negative in the final two quarters of the year. As a result, the Company has corrected its revenue recognition method to recognize royalty and certain marketing and reservation system fees as revenue in the same period as the gross room revenues are earned by its franchisees.

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

The Company did not design and maintain effective controls over the accuracy and completeness of royalty fees, certain marketing and reservation fees and expenses, and resulting receivables and advances, marketing and reservation activities. Specifically, the Company did not design a control to monitor and evaluate the materiality of the difference between recognizing these revenues and related expenses one month in arrears rather than on an accrual basis as required by GAAP. This control deficiency resulted in the revision of the Company's financial statements for the years ended December 31, 2013, 2012, and 2011 and the restatement of interim financial statements for the periods ended March 31, 2014 and 2013, September

30, 2013 and 2012 and June 30, 2013. Additionally, this control deficiency could result in further misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company has determined that this control deficiency constitutes a material weakness.

For additional information, see Note 1 of the notes to financial statements.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting that occurred during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weakness

In response to this material weakness, the Company has developed and is executing a plan with the oversight of the Audit Committee of the Board of Directors to remediate this material weakness. Our plan to remediate this material weakness during the year ending December 31, 2014 includes updating the revenue recognition practice to ensure the accounting for royalty and certain marketing and reservation system fees is in compliance with GAAP. The restatement and revision of our financial statements will be reflected on the following reports:

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

Management will continue to monitor the effectiveness of this and other processes, procedures and controls and will make any further changes deemed appropriate.The material weakness noted above cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The required testing for remediation will occur prior the Company completing its assessment of internal controls for the year ending December 31, 2014.

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

CHOICE HOTELS INTERNATIONAL, INC.

November 3, 2014	By:	/S/ DAVID L. WHITE
David L. White
Senior Vice President, Chief Financial Officer & Treasurer