Form 10-K/A
period 2013-12-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2014-11-03
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________
FORM 10-K/A
Amendment No. 1
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

The Company also determined that a control deficiency related to the recording revenues for certain royalty and marketing and reservations system fees one month in arrears, which gave rise to the restatement of certain quarterly interim financial statements, constituted a material weakness in its internal controls over financial reporting.  As a result, the Company has restated management's December 31, 2013 report on internal control over financial reporting included in this amended Form 10-K and management has concluded that our disclosure controls and procedures were not effective as of December 31, 2013. The Company plans to remediate this material weakness during the year ending December 31, 2014 by updating the revenue recognition practice to ensure the accounting for royalty and certain marketing and reservation system fees is in compliance with GAAP. The material weakness noted above cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The required testing for remediation will occur prior the Company completing its assessment of internal controls for the year ending December 31, 2014.

This Form 10-K/A amends Management's Report on Internal Control Over Financial Reporting for the year ended December 31, 2013 as originally filed with the Securities and Exchange Commission (the "SEC") on March 3, 2014 (the "Original Filing"). This Form 10-K/A also amends the Original Filing to correct immaterial errors related to the Company’s accounting for the Company's historical practice of reporting royalty and certain marketing and reservation fees one month in arrears as described in Note 1 to the consolidated financial statements and other immaterial items. In addition, the Company's results of operations have been recast to reflect discontinued operations related to the Company's plan to dispose of the three Company owned Mainstay Suites hotels entered into in the first quarter of 2014 as discussed in Note 27. Revisions to the Original Filing have been made to the following items solely as a result of and to reflect these revisions:

•	Item 1 - Business
•	Item 1A - Risk Factors
•	Item 2 - Properties
•	Item 6 - Selected Financial Data
•	Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Item 8 - Financial Statements and Supplementary Data
•	Item 9A - Controls and Procedures
•	Item 15 - Exhibits

In accordance with applicable SEC rules, this Form 10-K/A includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

Except for the foregoing amended and restated information, no other changes have been made to the Original Form 10-K. This Amendment continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing date, or to modify or update those disclosures affected by subsequent events.

Accordingly, forward-looking statements included in this Form 10-K/A represent management’s views as of the Original Filing date and should not be assumed to be accurate as of any date thereafter.

CHOICE HOTELS INTERNATIONAL, INC.
Form 10-K

PART I
Throughout this report, we refer to Choice Hotels International, Inc., together with its subsidiaries as "Choice," "we," "us" or the "Company".

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

WHERE YOU CAN FIND MORE INFORMATION
We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). Our SEC filings are available to the public over the internet at the SEC’s web site at http://www.sec.gov. Our SEC filings are also available free of charge on our website at http://www.choicehotels.com as soon as reasonably practicable following the time that they are filed with or furnished to the SEC. You may also read and copy any document we file with the SEC at its public reference room located at 100 F Street, NE Washington DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on its public reference room.

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

The following table presents key statistics related to our domestic franchise system over the five years ended December 31, 2013.
COMBINED DOMESTIC FRANCHISE SYSTEM

	As of and For the Year Ended December 31,
	2009	2010	2011	2012	2013
Number of properties, end of period	4,906	4,993	5,001	5,083	5,180
Number of rooms, end of period	388,594	393,535	392,826	396,102	400,585
Royalty fees ($000)	$195,354	$206,921	$221,023	$236,336	$242,887
Average royalty rate(1)	4.25%	4.30%	4.31%	4.33%	4.33%
Average occupancy percentage(1)	49.2%	51.5%	53.7%	55.6%	56.4%
Average daily room rate (ADR)(1)	$71.05	$70.51	$71.92	$73.69	$74.76
Revenue per available room (RevPAR)(1),(2)	$34.92	$36.29	$38.63	$40.94	$42.20
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
The following table presents key statistics related to the domestic system for our brands over the five years ended December 31, 2013:

	As of and For the Year Ended December 31,
	2009	2010	2011	2012	2013
COMFORT INN DOMESTIC SYSTEM
Number of properties, end of period	1,447	1,435	1,399	1,349	1,302
Number of rooms, end of period	113,633	112,169	109,330	105,471	101,673
Royalty fees ($000)	$79,384	$82,415	$86,503	$90,360	$88,774
Average occupancy percentage	53.9%	55.7%	57.7%	59.5%	60.1%
Average daily room rate (ADR)	$76.96	$77.28	$79.54	$81.70	$83.27
RevPAR	$41.47	$43.04	$45.91	$48.60	$50.05

COMFORT SUITES DOMESTIC SYSTEM
Number of properties, end of period	608	623	616	597	589
Number of rooms, end of period	47,301	48,246	47,738	46,045	45,451
Royalty fees ($000)	$35,015	$38,345	$42,167	$44,835	$44,717
Average occupancy percentage	52.9%	55.5%	58.9%	61.9%	62.9%
Average daily room rate (ADR)	$84.42	$82.42	$83.75	$85.58	$86.99
RevPAR	$44.63	$45.71	$49.35	$52.96	$54.75
QUALITY DOMESTIC SYSTEM
Number of properties, end of period	979	1,012	1,047	1,152	1,223
Number of rooms, end of period	89,336	89,185	91,502	98,078	101,143
Royalty fees ($000)	$33,659	$35,919	$38,190	$42,409	$47,471
Average occupancy percentage	45.9%	48.2%	50.1%	51.6%	53.1%
Average daily room rate (ADR)	$67.81	$66.79	$67.84	$69.45	$70.22
RevPAR	$31.10	$32.19	$34.00	$35.86	$37.27
CLARION DOMESTIC SYSTEM
Number of properties, end of period	172	192	189	191	190
Number of rooms, end of period	24,636	28,711	27,527	27,441	27,501
Royalty fees ($000)	$8,468	$9,027	$9,706	$10,369	$10,953
Average occupancy percentage	41.8%	43.9%	47.1%	49.6%	51.2%
Average daily room rate (ADR)	$77.50	$74.95	$73.88	$74.99	$75.15
RevPAR	$32.40	$32.89	$34.79	$37.18	$38.46
SLEEP INN DOMESTIC SYSTEM
Number of properties, end of period	392	398	394	387	382
Number of rooms, end of period	28,599	28,957	28,568	28,087	27,623
Royalty fees ($000)	$14,567	$15,073	$15,888	$17,202	$17,447
Average occupancy percentage	51.2%	51.7%	53.9%	56.6%	58.7%
Average daily room rate (ADR)	$69.52	$68.81	$70.06	$72.54	$74.39
RevPAR	$35.57	$35.54	$37.73	$41.03	$43.66
MAINSTAY SUITES DOMESTIC SYSTEM
Number of properties, end of period	37	37	40	41	43
Number of rooms, end of period	2,866	2,868	3,093	3,165	3,331
Royalty fees ($000)	$1,596	$1,721	$2,054	$2,218	$2,259
Average occupancy percentage	57.6%	63.9%	68.3%	70.1%	68.1%
Average daily room rate (ADR)	$70.04	$65.44	$66.17	$69.73	$72.44
RevPAR	$40.32	$41.81	$45.22	$48.84	$49.36
ECONO LODGE DOMESTIC SYSTEM
Number of properties, end of period	792	784	797	817	830
Number of rooms, end of period	48,996	48,728	49,483	49,951	50,694
Royalty fees ($000)	$14,895	$15,098	$15,700	$16,539	$17,189
Average occupancy percentage	43.4%	46.0%	47.5%	48.5%	48.8%
Average daily room rate (ADR)	$54.54	$54.10	$54.75	$55.89	$56.51
RevPAR	$23.67	$24.91	$26.02	$27.11	$27.55
RODEWAY INN DOMESTIC SYSTEM
Number of properties, end of period	372	387	388	410	438
Number of rooms, end of period	21,392	21,261	21,627	23,370	24,677
Royalty fees ($000)	$3,853	$4,299	$4,566	$5,129	$5,357
Average occupancy percentage	42.8%	46.0%	49.0%	50.7%	51.9%
Average daily room rate (ADR)	$52.23	$51.07	$51.91	$53.41	$54.28
RevPAR	$22.35	$23.48	$25.46	$27.08	$28.14

SUBURBAN EXTENDED STAY HOTEL DOMESTIC SYSTEM
Number of properties, end of period	61	64	60	63	63
Number of rooms, end of period	7,416	7,685	7,126	7,291	7,167
Royalty fees ($000)	$2,260	$2,366	$2,539	$2,709	$2,832
Average occupancy percentage	56.6%	64.1%	67.6%	69.9%	70.2%
Average daily room rate (ADR)	$41.11	$39.27	$40.38	$41.71	$42.67
RevPAR	$23.27	$25.16	$27.31	$29.14	$29.96
CAMBRIA SUITES DOMESTIC SYSTEM (1)
Number of properties, end of period	18	23	19	19	18
Number of rooms, end of period	2,073	2,700	2,215	2,221	2,119
Royalty fees ($000)	$971	$1,486	$2,032	$2,102	$2,147
ASCEND HOTEL COLLECTION DOMESTIC SYSTEM
Number of properties, end of period	28	38	52	57	102
Number of rooms, end of period	2,346	3,025	4,617	4,982	9,206
Royalty fees ($000)	$686	$1,172	$1,678	$2,464	$3,741
Average occupancy percentage	49.5%	57.8%	59.8%	64.8%	64.0%
Average daily room rate (ADR)	$114.93	$112.69	$113.45	$113.83	$119.76
RevPAR	$56.91	$65.17	$67.79	$73.78	$76.60
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

COMBINED INTERNATIONAL FRANCHISE SYSTEM(1)

	As of and For the Year Ended December 31,
	2009	2010	2011	2012	2013
Number of properties, end of period	1,115	1,149	1,177	1,160	1,160
Number of rooms, end of period	98,816	101,610	104,379	103,151	105,473
Royalty fees ($000)	$19,415	$21,697	$25,248	$25,131	$24,721
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
Seasonality
The hotel industry is seasonal in nature. For most hotels, demand is lower in December through March than during the remainder of the year. Our principal source of revenues is franchise fees based on the gross room revenues of our franchised properties. The Company's franchise fee revenues reflect the industry's seasonality and historically have been lower in the first and fourth quarters than in the second and third quarters.
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

We have identified a material weakness in our internal control over financial reporting which could, if not remediated by year end, result in a material misstatement of the financial statements at December 31, 2014.
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. In Management’s Report on Internal Control Over Financial Reporting included in our original Annual Report on Form 10-K for the year ended December 31, 2013, our management previously concluded that we maintained effective internal control over financial reporting as of December 31, 2013. In connection with the revision discussed under the heading "Revision to Annual Financial Statements - Revenue Recognition" in Note 1 to the consolidated financial statements included in "Part II - Item 8. Financial Statements and Supplementary Data" of this report, management determined that the material weakness described below existed as of each of these dates.  The Company did not design and maintain effective controls over the accuracy and completeness of royalty fees, certain marketing and reservation fees and expenses, and resulting receivables and advances, marketing and reservation activities. Specifically, the Company did not design a control to monitor and evaluate the materiality of the difference between recognizing these revenues and related expenses one month in arrears rather than on an accrual basis as required by GAAP.

As disclosed in Item 9A, management identified a material weakness in our internal control over financial reporting related to the revenue recognition methodology for royalty and certain marketing and reservation fee revenues. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission ("COSO") in Internal Control - An Integrated Framework (1992). We are actively engaged in developing a remediation plan designed to address this material weakness. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our interim and/or annual consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

Accordingly, management subsequently concluded that the material weakness described above existed as of December 31, 2013. As a result, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013, based on the criteria in Internal Control-Integrated Framework (1992) issued by the COSO. Accordingly, management has restated its report on internal control over financial reporting.

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
At December 31, 2013, we owned three MainStay Suites hotels located in Brentwood, TN, Pittsburgh, PA and Greenville, SC; however, in the first quarter of 2014, the Company's management approved a plan to sell these three Company-owned hotels. The Company determined that this disposal transaction met the definition of a discontinued operation since the operations and cash flows of this component has been eliminated from the on-going operations of the Company and the Company will not have significant continuing involvement in the operations of the hotels after the disposal transaction.
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

Item 6. Selected Financial Data.
We derived the selected consolidated statements of income data for the years ended December 31, 2013, 2012 and 2011 and the selected consolidated balance sheet data as of December 31, 2013 and 2012 from our audited consolidated financial statements included in this annual report. We derived the selected consolidated statements of income data for the years ended December 31, 2010 and 2009 and the selected consolidated balance sheet data as of December 31, 2011, 2010 and 2009 from our previously issued consolidated financial statements which are not included in this annual report. Our historical results are not necessarily indicative of the results expected for any future period.
The selected consolidated statements of income and balance sheet data shown below have been revised to correct the errors related to the Company’s accounting for the Company's historical practice of reporting royalty and certain marketing and reservation fees one month in arrears as described in Note 1 to the consolidated financial statements and other immaterial items. In addition, the Company's consolidated statements of income data have been recast to reflect discontinued operations related to the Company's plan to dispose of the three Company owned Mainstay Suites hotels entered into in the first quarter of 2014.
You should read the selected historical financial data together with the consolidated financial statements and related notes appearing in this annual report, as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other financial information included elsewhere in this annual report.

Company results (in millions, except per share data)

	As of and for the year ended December 31,
	2009	2010	2011	2012	2013
Total Revenues	$562.7	$599.1	$640.6	$692.7	$724.7
Operating Income	$146.7	$161.4	$172.5	$193.5	$196.2
Income from continuing operations, net of income taxes	$97.4	$107.8	$110.8	$121.3	$113.4
Income from discontinued operations, net of income taxes	$0.3	$0.2	$0.2	$0.3	$0.4
Basic earnings per share:
Continuing operations	$1.62	$1.81	$1.86	$2.09	$1.94
Discontinued operations	$0.01	$—	$0.01	$—	$—
Diluted earnings per share:
Continuing operations	$1.62	$1.81	$1.86	$2.08	$1.92
Discontinued operations	$—	$—	$0.01	$0.01	$0.01
Total Assets	$356.3	$428.3	$468.4	$531.9	$556.4
Long-Term Debt	277.7	$251.6	$252.0	$847.2	$783.5
Cash Dividends Declared Per Common Share	$0.74	$0.74	$0.74	$11.15	$0.74
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

•
Operating and net income in 2013 reflect an increased investment in the Company's SkyTouch division, a new division launched that develops and markets cloud-based technology products, totaling approximately $6.6 million. Net income was further reduced by the issuance of unsecured senior notes in the principal amount of $400 million as well as a $350 million senior secured credit facility to pay a special cash dividend totaling approximately $600.7 million in the second and third quarters of 2012. The issuance of this debt resulted in interest expense for the year ended December 31, 2013 increasing by approximately $15.3 million over the prior year. These items represented a net decline in diluted EPS of $0.24 per share.

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

The MD&A below amends the MD&A included the Company's Form 10-K for the year ended December 31, 2013, as originally filed with the SEC on March 3, 2014. The financial statements discussed in the following MD&A have been revised to correct immaterial errors related to the Company’s accounting for the Company's historical practice of reporting royalty and certain marketing and reservation fees one month in arrears as described in Note 1 to the consolidated financial statements and other immaterial items. In addition, the Company's results of operations have been recast to reflect discontinued operations related to the Company's plan to dispose of the three Company owned Mainstay Suites hotels entered into in the first quarter of 2014.

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
Our Company generates revenues, income and cash flows primarily from initial, relicensing and continuing royalty fees attributable to our franchise agreements. Revenues are also generated from qualified vendor arrangements, hotel operations and other sources. The hotel industry is seasonal in nature. For most hotels, demand is lower in December through March than during the remainder of the year. Our principal source of revenues is franchise fees based on the gross room revenues of our franchised properties. The Company’s franchise fee revenues reflect the industry’s seasonality and historically have been lower in the first and fourth quarters than in the second and third quarters.
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
In March 2013, the Company announced the launch of a new division, SkyTouch Technology ("SkyTouch"), which develops and markets cloud-based technology products for the hotel industry. In conjunction with this new division, the Company incurred selling, general and administrative ("SG&A") expenses of $9.6 million during the year ending December 31, 2013 primarily related to business development, sales and marketing and continued software development.
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
Franchising Revenues: The Company utilizes franchising revenues, which exclude revenues from marketing and reservation system activities and the SkyTouch division, rather than total revenues when analyzing the performance of the business. Marketing and reservation activities are excluded from franchising revenues since the Company is contractually required by its franchise agreements to use the fees collected for marketing and reservation activities; as such, no income or loss to the Company is generated. Cumulative marketing and reservation system fees not expended are recorded as a liability in the Company’s financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements. Cumulative marketing and reservation expenditures incurred in excess of fees collected for marketing and reservation activities are deferred and recorded as an asset in the Company’s financial statements and recovered in future periods. SkyTouch is a division of the Company that develops and markets cloud-based technology products, including inventory management, pricing and connectivity to third party channels, to hoteliers not under franchise agreements with the Company. SkyTouch operations are excluded from franchising revenue since they do not reflect the Company's core franchising business but are an adjacent, complimentary line of business. This non-GAAP measure is a commonly used measure of performance in our industry and facilitates comparisons between the Company and its competitors.
Calculation of Franchising Revenues

	Year Ended December 31,
	(in thousands)
	2013	2012	2011
Total Revenues	$724,650	$692,728	$640,602
Less Adjustments:
Marketing and reservation system revenues	(407,633)	(389,678)	(354,152)
SkyTouch division	(33)	—	—
Franchising Revenues	$316,984	$303,050	$286,450

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

Calculation of Adjusted EBITDA

	Year Ended December 31,
	(in thousands)
	2013	2012	2011
Income from continuing operations, net of income taxes	$113,350	$121,278	$110,833
Income taxes	45,322	48,228	47,878
Interest expense	42,537	27,189	12,939
Interest income	(2,547)	(1,540)	(1,306)
Loss on extinguishment of debt	—	526	—
Other (gains) and losses	(1,780)	(1,989)	2,442
Equity in net income of affiliates	(634)	(212)	(269)
Depreciation and amortization	9,056	7,691	7,497
Adjusted EBITDA	$205,304	$201,171	$180,014

Operations Review
Comparison of 2013 and 2012 Operating Results

Summarized financial results for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
	(In thousands, except per share amounts)
REVENUES:
Royalty fees	$267,812	$261,680
Initial franchise and relicensing fees	18,686	14,203
Procurement services	20,668	17,962
Marketing and reservation	407,633	389,678
Other	9,851	9,205
Total revenues	724,650	692,728
OPERATING EXPENSES:
Selling, general and administrative	111,713	101,879
Depreciation and amortization	9,056	7,691
Marketing and reservation	407,633	389,678
Total operating expenses	528,402	499,248
Operating income	196,248	193,480
OTHER INCOME AND EXPENSES:
Interest expense	42,537	27,189
Interest income	(2,547)	(1,540)
Loss on extinguishment of debt	—	526
Other (gains) and losses	(1,780)	(1,989)
Equity in net income of affiliates	(634)	(212)
Other income and expenses, net	37,576	23,974
Income from continuing operations before income taxes	158,672	169,506
Income taxes	45,322	48,228
Income from continuing operations, net of income taxes	113,350	121,278
Income from discontinued operations, net of income taxes	359	335
Net income	$113,709	$121,613

The Company recorded income from continuing operations, net of income taxes, of $113.4 million for the year ended December 31, 2013, a $7.9 million or 7% decline from the year ended December 31, 2012. The decline in net income for the year ended December 31, 2013 primarily reflects a $15.3 million increase in interest expense resulting from the issuance of debt in June and July of 2012 to finance the Company's $600.7 million special dividend paid on August 23, 2012, partially offset by a $2.8 million increase in operating income and a $0.5 million loss on extinguishment of debt incurred in the prior year as a result of refinancing the Company's $300 million revolving credit facility.
Operating income increased $2.8 million as the Company’s franchising revenues increased by $13.9 million or 5% but were partially offset by a $9.8 million or 10% increase in SG&A expenses and a $1.4 million increase in depreciation and amortization expenses. Adjusted EBITDA for the year ended December 31, 2013 increased $4.1 million or 2% to $205.3 million. The key drivers of these fluctuations are described in more detail below.
Franchising Revenues: Franchising revenues were $317.0 million for the year ended December 31, 2013 compared to $303.1 million for the year ended December 31, 2012, a 5% increase. The increase in franchising revenues is primarily due to a

$6.1 million or 2% increase in royalty revenues, a $4.5 million increase in initial franchise and relicensing fees and a $2.7 million or 15% increase in procurement services fees.
Royalty Fees
Domestic royalty fees for the year ended December 31, 2013 increased $6.8 million to $243.1 million from $236.5 million in 2012, an increase of 3%. The increase in domestic royalties is attributable to a combination of factors including a 3.1% increase in domestic RevPAR and a 1.1% increase in the number of domestic franchised hotel rooms. The Company's effective royalty rate of the domestic hotel system for 2013 remained unchanged at 4.33% from 2012. System-wide RevPAR increased due to an 80 basis point increase in occupancy rates and a 1.5% increase in average daily rates.
A summary of the Company’s domestic franchised hotels operating information for the years ending December 31, 2013 and 2012 is as follows:

	2013*			2012*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR
Comfort Inn	$83.27	60.1%	$50.05	$81.70	59.5%	$48.60	1.9%	60	3.0%
Comfort Suites	86.99	62.9%	54.75	85.58	61.9%	52.96	1.6%	100	3.4%
Sleep	74.39	58.7%	43.66	72.54	56.6%	41.03	2.6%	210	6.4%
Quality	70.22	53.1%	37.27	69.45	51.6%	35.86	1.1%	150	3.9%
Clarion	75.15	51.2%	38.46	74.99	49.6%	37.18	0.2%	160	3.4%
Econo Lodge	56.51	48.8%	27.55	55.89	48.5%	27.11	1.1%	30	1.6%
Rodeway	54.28	51.9%	28.14	53.41	50.7%	27.08	1.6%	120	3.9%
MainStay	72.44	68.1%	49.36	69.73	70.1%	48.84	3.9%	(200)	1.1%
Suburban	42.67	70.2%	29.96	41.71	69.9%	29.14	2.3%	30	2.8%
Ascend Hotel Collection	119.76	64.0%	76.60	113.83	64.8%	73.78	5.2%	(80)	3.8%
Total	$74.76	56.4%	$42.20	$73.69	55.6%	$40.94	1.5%	80	3.1%
____________________________
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
Selling, General and Administrative Expenses: The cost to operate the franchising business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $111.7 million for 2013, an increase of $9.8 million from the 2012 total of $101.9 million.
SG&A expenses for the year end December 31, 2013 and 2012 include approximately $9.6 million and $3.4 million, respectively related to the Company's new division, SkyTouch. SkyTouch is a division of the Company that develops and markets cloud-based technology products to hoteliers not under franchise agreements with the Company. The new division was announced to the public in March 2013 and the increase in expenses primarily relate to business development, sales and marketing and product development.
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
Depreciation and Amortization: Expenses increased $1.4 million from $7.7 million for the year ended December 31, 2012 to $9.1 million for the year ended December 31, 2013. The increase in depreciation and amortization expenses primarily reflects additional capital expenditures incurred in conjunction with the Company's relocation of its corporate headquarters in April 2013 as well as an increase in amortization related to the issuance of forgivable notes receivable in conjunction with brand and development programs.

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
Total marketing and reservation system revenues were $407.6 million and $389.7 million for the years ended December 31, 2013 and 2012, respectively. The increase in revenues was primarily due to improved system fees resulting from system growth and RevPAR increases as well as increased revenues from the Choice Privileges loyalty program resulting from the growth in program membership. Depreciation and amortization attributable to marketing and reservation activities was $16.0 million and $14.5 million for the years ended December 31, 2013 and 2012, respectively. Interest expense attributable to reservation activities was $3.7 million and $4.0 million for the years ended December 31, 2013 and 2012, respectively.
As of December 31, 2013 and 2012, the Company’s balance sheets include deferred costs of $5.8 million and $29.5 million, respectively resulting from cumulative marketing and reservation expenses incurred in excess of cumulative system fee revenues earned. During the year ended December 31, 2013, the Company collected $23.7 million of marketing and reservation system revenue in excess of expense incurred compared to $12.5 million for the year ended December 31, 2012. The fees collected in excess of expenses incurred were utilized to reimburse the Company for a portion of the outstanding cumulative advances for marketing and reservation expenses. This resulted in expense recognition of an equivalent amount of previously unrecognized costs. The increase in excess fees collected in 2013 compared to 2012 primarily reflects increased revenues related to growth in the number of units, RevPAR in the franchise system and the size of the Company's loyalty program.
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

Income Taxes: In 2013 and 2012, the effective income tax rates for continuing operations were 28.6% and 28.5%, respectively. The effective income tax rate for discontinued operations was 37.1% for the years ended December 31, 2013 and 2012. The effective income tax rate for the period ended December 31, 2013 was lower than the United States federal statutory rate of 35% primarily due to the recurring impact of foreign operations, partially offset by state income taxes, and reflects adjustments to our federal accruals. Additionally, the effective income tax rate was further reduced by the settlement of unrecognized tax positions and legislation retroactively extending the U.S. controlled foreign corporation look-through rules. The effective income tax rate for the period ended December 31, 2012 was lower than the United States federal statutory rate of 35% primarily due to the recurring impact of foreign operations, partially offset by state income taxes. Additionally, the 2012 effective income tax rate includes a $4.5 million benefit related to a change in estimate of the benefit from foreign operations.
Discontinued Operations: In the first quarter of 2014, the Company's management approved a plan to dispose of three Company owned Mainstay Suites hotels. As a result, the Company has reported the operations related to these three hotels as discontinued operations in this Form 10-K/A.

Operations Review
Comparison of 2012 and 2011 Operating Results

Summarized financial results for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011
	(In thousands, except per share amounts)
REVENUES:
Royalty fees	$261,680	$246,475
Initial franchise and relicensing fees	14,203	14,052
Procurement services	17,962	18,111
Marketing and reservation	389,678	354,152
Other	9,205	7,812
Total revenues	692,728	640,602
OPERATING EXPENSES:
Selling, general and administrative	101,879	106,436
Depreciation and amortization	7,691	7,497
Marketing and reservation	389,678	354,152
Total operating expenses	499,248	468,085
Operating income	193,480	172,517
OTHER INCOME AND EXPENSES:
Interest expense	27,189	12,939
Interest income	(1,540)	(1,306)
Loss on extinguishment of debt	526	—
Other (gains) and losses	(1,989)	2,442
Equity in net income of affiliates	(212)	(269)
Other income and expenses, net	23,974	13,806
Income from continuing operations before income taxes	169,506	158,711
Income taxes	48,228	47,878
Income from continuing operations, net of income taxes	121,278	110,833
Income from discontinued operations, net of income taxes	335	228
Net income	$121,613	$111,061

Results of Operations
The Company recorded income from continuing operations, net of income taxes of $121.3 million for the year ended December 31, 2012, a $10.4 million or 9% increase from the year ended December 31, 2011. The increase in net income for the year ended December 31, 2012 is primarily attributable to a $21.0 million or 12% increase in operating income and a lower effective income tax rate than the prior year. Income from continuing operations, net of income taxes was further increased by a $4.4 million in other (gains) and losses. The decline in other (gains) and losses was due to a $2.0 million appreciation in the fair value of investments held in the Company's non-qualified benefit plans compared to a decline of $0.6 million in the fair value of these investments in the prior year and a $1.8 million loss on assets held for sale incurred in the prior year. These items were partially offset by a $14.3 million increase in interest expense resulting from the issuance of debt to finance the Company's $600.7 million special dividend paid on August 23, 2012 and a $0.5 million loss on extinguishment of debt incurred as a result of refinancing the Company's $300 million revolving credit facility which was scheduled to mature in February 2016.

Adjusted EBITDA increased $21.2 million or 12% as the Company’s franchising revenues increased by $16.6 million or 6% and SG&A expenses declined $4.6 million or 4%. The key drivers of these fluctuations are described in more detail below.
Franchising Revenues: Franchising revenues were $303.1 million for the year ended December 31, 2012 compared to $286.5 million for the year ended December 31, 2011, a 6% increase. The increase in franchising revenues is primarily due to a $15.2 million or 6% increase in royalty revenues and a $1.4 million or 18% increase in other revenue.
Royalty Fees
Domestic royalty fees for the year ended December 31, 2012 increased $15.3 million to $236.5 million from $221.2 million in 2011, an increase of 7%. The increase in domestic royalties is attributable to a combination of factors including a 6% increase in domestic RevPAR, a 0.8% increase in the number of domestic franchised hotel rooms and a 2 basis point increase in the effective royalty rate of the domestic hotel system from 4.31% in 2011 to 4.33% in 2012. System-wide RevPAR increased due to a 190 basis point increase in occupancy rates and a 2.5% increase in average daily rates.
A summary of the Company’s domestic franchised hotels operating information for the years ending December 31, 2012 and 2011 is as follows:

	2012*			2011*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$81.70	59.5%	$48.60	$79.54	57.7%	$45.91	2.7%	180	bps	5.9%
Comfort Suites	85.58	61.9%	52.96	83.75	58.9%	49.35	2.2%	300	bps	7.3%
Sleep	72.54	56.6%	41.03	70.06	53.9%	37.73	3.5%	270	bps	8.7%
Quality	69.45	51.6%	35.86	67.84	50.1%	34.00	2.4%	150	bps	5.5%
Clarion	74.99	49.6%	37.18	73.88	47.1%	34.79	1.5%	250	bps	6.9%
Econo Lodge	55.89	48.5%	27.11	54.75	47.5%	26.02	2.1%	100	bps	4.2%
Rodeway	53.41	50.7%	27.08	51.91	49.0%	25.46	2.9%	170	bps	6.4%
MainStay	69.73	70.1%	48.84	66.17	68.3%	45.22	5.4%	180	bps	8.0%
Suburban	41.71	69.9%	29.14	40.38	67.6%	27.31	3.3%	230	bps	6.7%
Ascend Hotel Collection	113.83	64.8%	73.78	113.45	59.8%	67.79	0.3%	500	bps	8.8%
Total	$73.69	55.6%	$40.94	$71.92	53.7%	$38.63	2.5%	190	bps	6.0%
____________________________
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

A summary of the domestic hotels and available rooms at December 31, 2012 and 2011 by brand is as follows:

	December 31, 2012		December 31, 2011		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	%	Rooms	%
Comfort Inn	1,349	105,471	1,399	109,330	(50)	(3.6)%	(3,859)	(3.5)%
Comfort Suites	597	46,045	616	47,738	(19)	(3.1)%	(1,693)	(3.5)%
Sleep	387	28,087	394	28,568	(7)	(1.8)%	(481)	(1.7)%
Quality	1,152	98,078	1,047	91,502	105	10.0%	6,576	7.2%
Clarion	191	27,441	189	27,527	2	1.1%	(86)	(0.3)%
Econo Lodge	817	49,951	797	49,483	20	2.5%	468	0.9%
Rodeway	410	23,370	388	21,627	22	5.7%	1,743	8.1%
MainStay	41	3,165	40	3,093	1	2.5%	72	2.3%
Suburban	63	7,291	60	7,126	3	5.0%	165	2.3%
Ascend Hotel Collection	57	4,982	52	4,617	5	9.6%	365	7.9%
Cambria Suites	19	2,221	19	2,215	—	—%	6	0.3%
Total Domestic Franchises	5,083	396,102	5,001	392,826	82	1.6%	3,276	0.8%
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
Selling, General and Administrative Expenses: The cost to operate the franchising business is reflected in SG&A expenses on the consolidated statements of income. SG&A expenses were $101.9 million for 2012, a decrease of $4.5 million from the 2011 total of $106.4 million. SG&A expenses for the year ended December 31, 2012 included $0.5 million related to employee termination benefits, a $1.8 million loss on the settlement of a pension plan and $1.5 million of additional expenses related to a litigation settlement with a former franchise. The loss on the settlement of the pension plan primarily consisted of the recognition of previously unrecognized actuarial losses which had been recorded as a component of the Company's accumulated other comprehensive loss on the Company's consolidated balance sheets. SG&A expenses for the year ended December 31, 2011 included $4.4 million of employee termination benefits and reflect bad debt recoveries on impaired loans totaling $1.2 million. In addition, SG&A expenses for the year ended December 31, 2011 include $1.4 million of lower compensation expense recognized on deferred compensation as described in more detail in Other Income and Expenses.
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
Total marketing and reservation system revenues increased $35.5 million or 10% from $354.2 million for the year ended December 31, 2011 to $389.7 million for the year ended December 31, 2012. The increase in revenue primarily resulted from improved system fees resulting from system growth and RevPAR increases and increasing revenues from the Choice Privileges loyalty program resulting from the growth in program membership and the level of point redemptions during 2012 compared to 2011. Depreciation and amortization attributable to marketing and reservation activities was $14.5 million and $13.3 million for the years ended December 31, 2012 and 2011, respectively. Interest expense attributable to reservation activities was $4.0 million and $4.1 million for the years ended December 31, 2012 and 2011, respectively.

As of December 31, 2012 and 2011, the Company’s balance sheets include deferred costs of $29.5 million and $42.0 million, respectively resulting from cumulative marketing and reservation expenses incurred in excess of cumulative system fee revenues earned. During the year ended December 31, 2012, the Company collected $12.5 million of marketing and reservation system revenue in excess of expense incurred. As a result, the fees collected in excess of expenses incurred were utilized to reimburse the Company for a portion of the outstanding cumulative advances for marketing and reservation activities. This resulted in expense recognition of an equivalent amount of previously unrecognized costs. The decline in cumulative advances for marketing and reservation activities from December 31, 2011 to 2012 primarily reflects increased revenues related to the growth of the number of units and RevPAR in the franchise system as well as the Company's strategy to recover prior year advances for marketing and reservation activities in future periods.
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
Income Taxes: In 2012 and 2011, the effective income tax rates for continuing operations were 28.5% and 30.2%, respectively. The effective income tax rate for discontinued operations was 37.1% for the years ended December 31, 2012 and 2011, respectively. The effective income tax rate for the year ended December 31, 2012 was lower than the United States federal statutory rate of 35% primarily due to the recurring impact of foreign operations, partially offset by state income taxes. Additionally, the effective income tax rate also includes a $4.5 million benefit related to a change in estimate of the benefit from foreign operations. The effective income tax rate for the period ended December 31, 2011 was lower than the United States federal statutory rate of 35% primarily due to the impact of foreign operations, $1.4 million of changes in unrecognized tax positions and the identification of $2.8 million of additional federal tax benefits, partially offset by state income taxes. Additionally, an adjustment to our current federal taxes payable of $1.4 million reduced the effective tax rate.

Discontinued Operations: In the first quarter of 2014, the Company's management approved a plan to dispose of three Company owned Mainstay Suites hotels. As a result, the Company has reported the operations related to these three hotels as discontinued operations in this Form 10-K/A.

Liquidity and Capital Resources
Operating Activities
Net cash flows provided by operating activities were $153.9 million for the year ended December 31, 2013 compared to $150.1 million for the same period of 2012. Cash flow from operating activities increased primarily due to an increase in operating income, a $12.0 million improvement in cash flows from marketing and reservation activities, a $2.6 million decline in net disbursements to franchisees for property improvements and other purposes utilizing forgivable notes receivable and a $12 million decline in the payout of deferred compensation benefits as the prior year cash flows reflected the settlement of the Company's pension plan. These improvements were partially offset by a $26.4 million increase in cash paid for interest due to the issuance of additional debt in June and July of 2012 to pay a special cash dividend in August 2012 totaling approximately $600.7 million
In conjunction with brand and development programs, the Company provides financing to franchisees for property improvements and other purposes in the form of forgivable notes receivable. If the franchisee remains in the system in good standing over the term of the promissory note, the Company forgives the outstanding principal balance and related interest. Since these forgivable notes are predominantly forgiven ratably over the term of the promissory note rather than repaid, the Company classifies the related issuance and collections of these notes as operating activities. During the years ended December 31, 2013, 2012 and 2011, the Company's net advances for these purposes totaled $8.3 million, $10.9 million and $3.5 million, respectively. The timing and amount of these cash flows is dependent on various factors including the implementation of various development and brand incentive programs, the level of franchise sales and the timing of hotel openings. At December 31, 2013, the Company had commitments to extend an additional $13.1 million for these purposes provided certain conditions are met by its franchisees, of which $7.8 million is expected to be advanced in the next twelve months. In addition, during the year ended December 31, 2013, the Company announced a property improvement incentive program for its domestic Comfort Inn and Comfort Suites hotels to incent hotel owners to renovate their properties to accelerate improvement of the brand's product quality and consistency, guest satisfaction and brand performance. The Company has committed to provide financing in the form of forgivable promissory notes to qualifying domestic hotels for a portion of their Company approved and completed property improvement expenses. Financing will be provided upon the completion and Company certification of the renovations. At December 31, 2013, the Company had commitments to extended $32.0 million for this purpose provided certain conditions are met by its franchisees. These commitments are expected to be funded in the next twelve months.
Net operating cash provided by marketing and reservation activities totaled $43.0 million for the year ended December 31, 2013 compared to $31.0 million during the year ended December 31, 2012. The improvement in cash flows from marketing and reservation activities primarily reflects an improvement in marketing and reservation system fees resulting from system size expansion and RevPAR performance, improved financial performance of the Company's loyalty programs and cost management of the Company's customer contact centers. Based on the current economic conditions, the Company expects marketing and reservation activities to provide cash flows from operations ranging between $18 million and $22 million in 2014.
Investing Activities
Cash utilized in investing activities totaled $29.4 million, $47.1 million and $20.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. The decline in cash utilized for investing activities from 2012 to 2013 primarily reflects a decline in the amount of cash outlays for mezzanine and other notes receivable, an increase in collections of outstanding mezzanine and other notes receivable and a decline in equity method investments entered into during the year ended December 31, 2013. The decline in cash used in these investing activities was partially offset by an increase in capital expenditures and a decline in proceeds from the sale of investments held in trust related to the Company's deferred compensation plans during the year ended December 31, 2013. Additional information regarding these items is as follows:
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
During the years ended December 31, 2013, 2012 and 2011, capital expenditures totaled $33.4 million, $15.4 million and $10.9 million, respectively. The increase in capital expenditures from 2012 to 2013 primarily reflect tenant improvements related to the relocation of the Company's corporate headquarters and computer equipment purchases made in conjunction with the relocation of the Company's technology data center.
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
Debt
Senior Unsecured Notes due 2022
On June 27, 2012 the Company issued unsecured notes with a principal amount of $400 million (the "2012 Senior Notes") at par, bearing a coupon of 5.75% with an effective rate of 5.94%. The 2012 Senior Notes will mature on July 1, 2022, with interest to be paid semi-annually on January 1st and July 1st. The Company utilized the net proceeds of this offering, after deducting underwriting discounts and commissions and other offering expenses, together with borrowings under the Company's senior credit facility, to pay the special cash dividend totaling approximately $600.7 million paid to stockholders on August 23, 2012. The Company's 2012 Senior Notes are guaranteed jointly, severally, fully and unconditionally, subject to certain customary limitations by eight wholly-owned domestic subsidiaries.
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
Senior Unsecured Notes due 2020
On August 25, 2010, the Company issued unsecured senior notes in the principal amount of $250 million (the "2010 Senior Notes”) at a discount of $0.6 million, bearing a coupon of 5.70% with an effective rate of 6.19%. The 2010 Senior Notes will mature on August 28, 2020, with interest on the 2010 Senior Notes to be paid semi-annually on February 28th and August 28th. The Company used the net proceeds from the offering, after deducting underwriting discounts and other offering expenses, to repay outstanding borrowings and other general corporate purposes. The Company's 2010 Senior Notes are guaranteed jointly, severally, fully and unconditionally, subject to certain customary limitations, by eight wholly-owned domestic subsidiaries.
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
At December 31, 2013, the Company maintained a total leverage ratio of 3.30x, a maximum secured leverage ratio of 0.58x and a minimum fixed charge coverage ratio of 5.62x. At December 31, 2013, the Company was in compliance with all covenants under the New Credit Facility.
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

Revenue Recognition.
We recognize continuing franchise fees, including royalty, marketing and reservations system fees, when earned and realizable from our franchisees. See Note 1 to our consolidated financial statements for additional information regarding a recent correction of our accounting for these fees. Franchise fees are typically based on a percentage of gross room revenues or the number of hotel rooms of each franchisee. Franchise fees based on a percentage of gross room revenues are recognized in the same period that the underlying gross room revenues are earned by our franchisees. Our estimate of the allowance for uncollectible royalty fees is charged to SG&A expense and our estimate of the allowance for uncollectible marketing and reservation system fees is charged to marketing and reservation expenses.
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

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Choice Hotels International, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013. However, management has subsequently determined that a material weakness in internal control over financial reporting related to the revenue recognition methodology for royalty and certain marketing and reservation fee revenues existed as of that date. Accordingly, Management's Report on Internal Control Over Financial Reporting appearing under Item 9A has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the revenue recognition methodology for royalty and certain marketing and reservation system fee revenues existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP
McLean, Virginia
March 3, 2014, except for the effects of the revision related to revenue recognition and other immaterial errors discussed in Note 1 to the consolidated financial statements and the matter described in the penultimate paragraph of Management’s Report on Internal Control Over Financial Reporting, and with respect to our opinion on the consolidated financial statements insofar as it relates to the effects of the discontinued operations discussed in Notes 1 and 27, as to which the date is November 3, 2014.

CONSOLIDATED FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
REVENUES:
Royalty fees	$267,812	$261,680	$246,475
Initial franchise and relicensing fees	18,686	14,203	14,052
Procurement services	20,668	17,962	18,111
Marketing and reservation	407,633	389,678	354,152
Other	9,851	9,205	7,812
Total revenues	724,650	692,728	640,602
OPERATING EXPENSES:
Selling, general and administrative	111,713	101,879	106,436
Depreciation and amortization	9,056	7,691	7,497
Marketing and reservation	407,633	389,678	354,152
Total operating expenses	528,402	499,248	468,085
Operating income	196,248	193,480	172,517
OTHER INCOME AND EXPENSES:
Interest expense	42,537	27,189	12,939
Interest income	(2,547)	(1,540)	(1,306)
Loss on extinguishment of debt	—	526	—
Other (gains) losses	(1,780)	(1,989)	2,442
Equity in net income of affiliates	(634)	(212)	(269)
Other income and expenses, net	37,576	23,974	13,806
Income from continuing operations before income taxes	158,672	169,506	158,711
Income taxes	45,322	48,228	47,878
Income from continuing operations, net of income taxes	113,350	121,278	110,833
Income from discontinued operations, net of income taxes	359	335	228
Net income	$113,709	$121,613	$111,061
Basic earnings per share:
Continuing operations	$1.94	$2.09	$1.86
Discontinued operations	—	—	0.01
	$1.94	$2.09	$1.87
Diluted earnings per share:
Continuing operations	$1.92	$2.08	$1.86
Discontinued operations	0.01	0.01	0.01
	$1.93	$2.09	$1.87

 The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Net income	$113,709	$121,613	$111,061
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	862	862	862
Foreign currency translation adjustment	(2,863)	237	615
Amortization of pension related costs, net of tax:
Actuarial loss (net of income tax of $48 for the year ended December 31, 2012)	—	80	—
Settlement of pension plan (net of income tax of $840 for the year ended December 31, 2012)	—	1,406	—
Actuarial pension loss (net of income tax of $649 for the year ended December 31, 2011)	—	—	(1,086)
Other comprehensive income (loss), net of tax	(2,001)	2,585	391
Comprehensive income	$111,708	$124,198	$111,452

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
	(In thousands, except share amounts)
ASSETS
Current assets
Cash and cash equivalents	$167,795	$134,177
Receivables (net of allowance for doubtful accounts of $12,187 and $11,658, respectively)	82,385	79,999
Income taxes receivable	—	2,201
Deferred income taxes	26,684	26,198
Investments, employee benefit plans, at fair value	400	3,486
Other current assets	29,710	36,669
Total current assets	306,974	282,730
Property and equipment, at cost, net	67,852	51,651
Goodwill	65,813	65,813
Franchise rights and other identifiable intangibles, net	9,953	13,473
Advances, marketing and reservation activities	5,844	29,467
Investments, employee benefit plans, at fair value	15,950	12,755
Other assets	84,036	76,013
Total assets	$556,422	$531,902
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$41,663	$38,714
Accrued expenses	56,625	55,552
Deferred revenue	61,188	71,154
Current portion of long-term debt	10,088	8,195
Deferred compensation and retirement plan obligations	2,492	2,522
Income taxes payable	2,282	—
Total current liabilities	174,338	176,137
Long-term debt	783,471	847,150
Deferred compensation and retirement plan obligations	22,527	20,399
Deferred income taxes	5,149	10,864
Other liabilities	23,808	15,990
Total liabilities	1,009,293	1,070,540
Commitments and Contingencies
Common stock, $0.01 par value; 160,000,000 shares authorized; 95,345,362 shares issued at December 31, 2013 and 2012 and 58,638,863 and 58,171,059 shares outstanding at December 31, 2013 and 2012, respectively	586	582
Additional paid-in-capital	117,768	110,246
Accumulated other comprehensive loss	(6,217)	(4,216)
Treasury stock (36,706,499 and 37,174,303 shares at December 31, 2013 and 2012, respectively), at cost	(918,031)	(927,776)
Retained earnings	353,023	282,526
Total shareholders’ deficit	(452,871)	(538,638)
Total liabilities and shareholders’ deficit	$556,422	$531,902
The accompanying notes are an integral part of these consolidated financial statements.
CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$113,709	$121,613	$111,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,582	8,226	8,024
Provision for bad debts, net	2,743	2,923	2,192
Non-cash stock compensation and other charges	11,271	12,375	14,511
Non-cash interest and other (income) loss	1,545	292	2,208
Loss on extinguishment of debt	—	526	—
Dividends received from equity method investments	1,445	1,310	1,139
Deferred income taxes	(6,277)	(1,126)	5,866
Equity in net income of affiliates	(634)	(212)	(269)
Changes in assets and liabilities:
Receivables	(7,899)	(6,807)	(9,764)
Advances to/from marketing and reservation activities, net	42,991	30,983	1,553
Forgivable notes receivable, net	(8,347)	(10,898)	(3,475)
Accounts payable	2,304	11	(1,851)
Accrued expenses	(9,595)	12,376	6,346
Income taxes payable/receivable	4,276	(2,662)	(4,562)
Deferred revenue	(9,861)	2,188	1,523
Other assets	(3,197)	(3,476)	(3,162)
Other liabilities	9,857	(17,520)	29
Net cash provided by operating activities	153,913	150,122	131,369
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	(33,397)	(15,443)	(10,924)
Equity method investments	(5,685)	(20,285)	(5,000)
Issuance of mezzanine and other notes receivable	(1,095)	(23,736)	(9,227)
Collections of mezzanine and other notes receivable	9,748	3,270	4,690
Purchases of investments, employee benefit plans	(2,676)	(1,697)	(1,602)
Proceeds from sales of investments, employee benefit plans	4,168	11,223	644
Proceeds from sale of assets	243	—	1,654
Other items, net	(728)	(433)	(564)
Net cash used in investing activities	(29,422)	(47,101)	(20,329)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	3,360	543,500	75
Net borrowings (repayments) pursuant to revolving credit facilities	(57,000)	57,000	(200)
Principal payments on long-term debt	(8,204)	(4,422)	(297)
Debt issuance costs	—	(4,759)	(2,356)
Excess tax benefits from stock-based compensation	1,460	1,559	1,227
Purchase of treasury stock	(3,965)	(22,586)	(53,617)
Dividends paid	(32,799)	(654,092)	(43,747)
Proceeds from exercise of stock options	8,864	7,090	3,845
Net cash used in financing activities	(88,284)	(76,710)	(95,070)
Net change in cash and cash equivalents	36,207	26,311	15,970
Effect of foreign exchange rate changes on cash and cash equivalents	(2,589)	809	(172)
Cash and cash equivalents at beginning of period	134,177	107,057	91,259
Cash and cash equivalents at end of period	$167,795	$134,177	$107,057
Supplemental disclosure of cash flow information:
Cash payments during the year for:
Income taxes, net of refunds	$47,513	$51,548	$45,483
Interest	$43,327	$16,954	$15,527
Non-cash investing and financing activities:
Dividends declared but not paid	$10,785	$1	$10,719
Equity method investments	$—	$3,900	$—
Capital lease obligation	$—	$—	$908
Debt issuance costs	$—	$6,500	$—
Issuance of restricted shares of common stock	$8,500	$9,517	$9,604
Issuance of performance vested restricted stock units	$1,298	$—	$—
Issuance of treasury stock to employee stock purchase plan	$—	$—	$739
Investment in property and equipment acquired in accounts payable	$658	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(In thousands, except share amounts)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2010	59,583,770	$596	$92,774	$(7,192)	$(872,306)	$736,732	$(49,396)
Net income	—	—	—	—	—	111,061	111,061
Other comprehensive income	—	—	—	391	—	—	391
Exercise of stock options	175,386	2	2,913	—	707	—	3,622
Issuance of restricted stock	247,298	2	(9,604)	—	9,602	—	—
Cancellation of restricted stock	(68,580)	—	2,300	—	(2,300)	—	—
Share based compensation on equity awards	—	—	11,324	—	—	—	11,324
Change in excess tax benefits on equity awards	—	—	2,958	—	—	—	2,958
Dividends declared	—	—	—	—	—	(43,506)	(43,506)
Treasury purchases	(1,681,324)	(17)	—	—	(53,600)	—	(53,617)
Issuance of treasury shares	21,096	—	—	—	739	—	739
Other	—	—	—	—	203	—	203
Balance as of December 31, 2011	58,277,646	$583	$102,665	$(6,801)	$(916,955)	$804,287	$(16,221)
Net income	—	—	—	—	—	121,613	121,613
Other comprehensive income	—	—	—	2,585	—	—	2,585
Exercise of stock options	266,754	3	3,515	—	3,572	—	7,090
Issuance of restricted stock	266,159	2	(9,517)	—	9,515	—	—
Cancellation of restricted stock	(26,824)	—	967	—	(967)	—	—
Share based compensation on equity awards	—	—	11,377	—	—	—	11,377
Change in excess tax benefits on equity awards	—	—	1,239	—	—	—	1,239
Dividends declared	—	—	—	—	—	(643,374)	(643,374)
Treasury purchases	(612,676)	(6)	—	—	(22,580)	—	(22,586)
Other	—	—	—	—	(361)	—	(361)
Balance as of December 31, 2012	58,171,059	$582	$110,246	$(4,216)	$(927,776)	$282,526	$(538,638)
Net income	—	—	—	—	—	113,709	113,709
Other comprehensive income	—	—	—	(2,001)	—	—	(2,001)
Exercise of stock options	347,180	2	3,486	—	5,376	—	8,864
Issuance of restricted stock and PVRSU	265,056	3	(9,798)	—	9,795	—	—
Cancellation of restricted stock	(40,552)	—	1,453	—	(1,453)	—	—
Share based compensation on equity awards	—	—	11,417	—	—	—	11,417
Change in excess tax benefits on equity awards	—	—	964	—	—	—	964
Dividends declared	—	—	—	—	—	(43,212)	(43,212)
Treasury purchases	(103,880)	(1)	—	—	(3,964)	—	(3,965)
Other	—	—	—	—	(9)	—	(9)
Balance as of December 31, 2013	58,638,863	$586	$117,768	$(6,217)	$(918,031)	$353,023	$(452,871)

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Company Information and Summary of Significant Accounting Policies
Organization
Choice Hotels International, Inc., a Delaware corporation, and subsidiaries (the "Company") is primarily in the business of hotel franchising. As of December 31, 2013, the Company had franchise agreements representing 6,340 open hotels and 503 hotels under construction, awaiting conversion or approved for development in 50 states, the District of Columbia and more than 35 countries and territories outside the United States under the brand names: Comfort Inn®, Comfort Suites®, Quality® , Clarion®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, Cambria Suites® and Ascend Hotel Collection®.
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
Revision to Prior Period Financial Statements - Cash Flow Presentation
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

Revision to Annual Financial Statements - Revenue Recognition
In connection with the preparation of the consolidated financial statements for the second quarter of 2014, the Company reviewed its accounting policies and practices, including the historical practice of reporting royalty and certain marketing and reservation fees one month in arrears as compared to when the gross room revenues (on which the fees are based) are earned by the Company's franchisees. The Company previously determined that the impact of the revenue recognition timing related to these revenues on its annual financial statements was not material and therefore reported these revenues one month in arrears despite the fact that these fees meet the definition of being earned and realizable in the same period that the underlying gross room revenues are earned by its franchisees. However, the Company reassessed the impact of reporting these revenues one month in arrears on interim periods and determined that this revenue recognition practice, which was not in accordance with GAAP, was material to interim periods due to the seasonality of the Company's business but immaterial to its annual financial statements. As a result, the Company has corrected its revenue recognition method to recognize royalty and certain marketing and reservation system fees as revenue in the same period as the gross room revenues are earned by its franchisees.
In accordance with ASC 250 (SEC's Staff Accounting Bulletin 99, "Materiality"), the Company assessed the materiality of the misapplication of GAAP and concluded that the restatement of revenues was not material to any of its previously issued annual financial statements but was material to certain interim periods. In accordance with the accounting guidance in ASC 250 (SEC Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements"), the Company restated its previously issued interim financial statements for the periods ended June 30, 2013, March 31, 2014 and 2013 and September 30, 2013 and 2012 through the filing of amended quarterly filings on Form 10-Q. In addition, the Company has revised its previously issued audited financial statements for the year ended December 31, 2013 to correct the presentation of revenues for the years ended December 31, 2013, 2012 and 2011 and amend its report on internal control over financial reporting at December 31, 2013 in this amended Form 10-K.
The following tables present the effect of this and other immaterial errors for the financial statement line items impacted in the affected periods included within this annual financial report. In addition, these amounts have been adjusted to reflect the Company's discontinued operations reported in the first quarter of 2014.

Consolidated Statements of Income

	Year Ended December 31, 2013				Year Ended December 31, 2012
	As Previously Reported	Discontinued Operations	Adjustment	As Revised	As Previously Reported	Discontinued Operations	Adjustment	As Revised
	($ in thousands, except per share amounts)
Royalty fees	$267,229	$—	$583	$267,812	$260,782	$—	$898	$261,680
Marketing and reservation revenues	403,099	—	4,534	407,633	384,784	—	4,894	389,678
Hotel operations	4,774	(4,774)	—	—	4,573	(4,573)	—	—
Total revenues	724,307	(4,774)	5,117	724,650	691,509	(4,573)	5,792	692,728

Selling, general and administrative	113,567	—	(1,854)	111,713	101,852	—	27	101,879
Depreciation and amortization	9,469	(526)	113	9,056	8,226	(535)	—	7,691
Marketing and reservation expenses	403,099	—	4,534	407,633	384,784	—	4,894	389,678
Hotel operations	3,678	(3,678)	—	—	3,505	(3,505)	—	—
Total operating expenses	529,813	(4,204)	2,793	528,402	498,367	(4,040)	4,921	499,248

Operating income	194,494	(570)	2,324	196,248	193,142	(533)	871	193,480

Income from continuing operations before income taxes	156,918	(570)	2,324	158,672	169,168	(533)	871	169,506
Income taxes	44,317	(211)	1,216	45,322	48,481	(198)	(55)	48,228
Income from continuing operations, net of income taxes	112,601	(359)	1,108	113,350	120,687	(335)	926	121,278

Basic earnings per share, continuing operations	$1.92	—	$0.02	$1.94	$2.08	—	$0.01	$2.09

Diluted earnings per share, continuing operations	$1.91	(0.01)	$0.02	$1.92	$2.07	(0.01)	$0.02	$2.08

	Year Ended December 31, 2011
	As Previously Reported	Discontinued Operations	Adjustment	As Revised
	(in thousands, except per share amounts)
Royalty fees	$245,426	$—	$1,049	$246,475
Marketing and reservation revenues	349,036	—	5,116	354,152
Hotel operations	4,356	(4,356)	—	—
Total revenues	638,793	(4,356)	6,165	640,602

Selling, general and administrative	106,404	—	32	106,436
Depreciation and amortization	8,024	(527)	—	7,497
Marketing and reservation expenses	349,036	—	5,116	354,152
Hotel operations	3,466	(3,466)	—	—
Total operating expenses	466,930	(3,993)	5,148	468,085

Operating income	171,863	(363)	1,017	172,517

Income from continuing operations before income taxes	158,057	(363)	1,017	158,711
Income taxes	47,661	(135)	352	47,878
Income from continuing operations, net of income taxes	110,396	(228)	665	110,833

Basic earnings per share, continuing operations	$1.86	$(0.01)	$0.01	$1.86

Diluted earnings per share, continuing operations	$1.85	$(0.01)	$0.02	$1.86

Consolidated Balance Sheets

	As of December 31, 2013			As of December 31, 2012
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
	(in thousands)
Receivables	$53,521	$28,864	$82,385	$52,270	$27,729	$79,999
Income taxes receivable	—	—	—	2,732	(531)	2,201
Deferred income taxes	7,220	19,464	26,684	4,136	22,062	26,198
Total current assets	258,646	48,328	306,974	233,470	49,260	282,730
Property and equipment, at cost, net	66,092	1,760	67,852	51,651	—	51,651
Advances, marketing and reservation activities	19,127	(13,283)	5,844	42,179	(12,712)	29,467
Deferred income taxes	20,282	(20,282)	—	15,418	(15,418)	—
Total assets	539,899	16,523	556,422	510,772	21,130	531,902
Deferred income taxes	—	5,149	5,149	—	10,864	10,864
Total liabilities	1,004,144	5,149	1,009,293	1,059,676	10,864	1,070,540
Retained earnings	341,649	11,374	353,023	272,260	10,266	282,526
Total shareholders' deficit	(464,245)	11,374	(452,871)	(548,904)	10,266	(538,638)
Total liabilities and shareholders' deficit	539,899	16,523	556,422	510,772	21,130	531,902

Consolidated Statements of Cash Flows

	Year Ended December 31, 2013			Year Ended December 31, 2012
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
	(in thousands)
Operating Activities
Net income	$112,601	$1,108	$113,709	$120,687	$926	$121,613
Depreciation and amortization	9,469	113	9,582	8,226	—	8,226
Provision for bad debts, net	2,724	19	2,743	2,896	27	2,923
Deferred income taxes	(8,024)	1,747	(6,277)	(540)	(586)	(1,126)
Receivables	(6,730)	(1,169)	(7,899)	(5,239)	(1,568)	(6,807)
Advances to/from marketing and reservations, net	42,405	586	42,991	30,313	670	30,983
Income taxes payable/receivable	4,807	(531)	4,276	(3,193)	531	(2,662)
Net cash provided by operating activities	152,040	1,873	153,913	150,122	—	150,122
Investing Activities
Investment in property and equipment	(31,524)	(1,873)	(33,397)	(15,443)	—	(15,443)
Net cash used in investing activities	(27,549)	(1,873)	(29,422)	(47,101)	—	(47,101)

	Year Ended December 31, 2011
	As Previously Reported	Adjustment	As Revised
	(in thousands)
Operating Activities
Net income	$110,396	$665	$111,061
Provision for bad debts, net	2,160	32	2,192
Deferred income taxes	5,514	352	5,866
Receivables	(7,785)	(1,979)	(9,764)
Advances to/from marketing and reservations, net	623	930	1,553
Net cash provided by operating activities	131,369	—	131,369

Discontinued Operations
In the first quarter of 2014, the Company's management approved a plan to dispose of the three Company owned Mainstay Suites hotels. As a result, the Company has reported the operations related to these three hotels as discontinued operations beginning with our financial results presented in Company’s Form 10-Q for the period ended March 31, 2014.  The Company's results of operations for the periods included in this Form 10-K have also been recast to account for these operations as discontinued.  For additional information regarding discontinued operations, see Note 27, Discontinued Operations.

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
Royalty and marketing and reservation system revenues, which are typically based on a percentage of gross room revenues or the number of hotel rooms of each franchisee, are recorded when earned and realizable from the franchisee. Franchise fees based on a percentage of gross room revenues are recognized in the same period that the underlying gross room revenues are earned by the Company's franchisees. An estimate of uncollectible revenue is charged to bad debt expense and included in selling, general and administrative ("SG&A") and marketing and reservation expenses in the accompanying consolidated statements of income.
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
The following table summarizes the activity related to the Company’s Forgivable Notes Receivable and Mezzanine & Other Notes Receivable allowance for losses for the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013		Year Ended December 31, 2012
	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable
	(In thousands)
Beginning balance	$1,623	$8,927	$795	$8,433
Provisions	699	969	1,144	591
Recoveries	(9)	—	(33)	(97)
Write-offs	(115)	—	(213)	—
Other(1)	(548)	—	(70)	—
Ending balance	$1,650	$9,896	$1,623	$8,927
(1) Consists of default rate assumption changes

4.	Property and Equipment
The components of property and equipment are:

	December 31,
	2013	2012
	(in thousands)
Land and land improvements	$2,490	$2,490
Facilities in progress and software under development	6,435	2,944
Computer equipment and software	83,089	83,937
Buildings and leasehold improvements	38,403	43,482
Furniture, fixtures and equipment	16,371	14,976
Capital lease	3,468	3,468
	150,256	151,297
Less: Accumulated depreciation and amortization	(82,404)	(99,646)
Property and equipment, at cost, net	$67,852	$51,651
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
Depreciation expense, excluding amounts attributable to marketing and reservation activities, for the years ended December 31, 2013, 2012 and 2011 was $3.2 million, $2.4 million and $2.6 million, respectively. Accumulated amortization of capital leases, included in accumulated depreciation and amortization above, at December 31, 2013 and 2012 totaled $1.4 million and $1.0 million, respectively.

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
    At December 31, 2013 and 2012, the Company had incurred cumulative marketing and reservation system expenses in excess of cumulative marketing and reservation system fees earned totalling $5.8 million and $29.5 million. Depreciation and amortization expense attributable to marketing and reservation activities for the years ended December 31, 2013, 2012 and 2011 was $16.0 million, $14.5 million and $13.3 million, respectively. Interest expense attributable to reservation activities was $3.7 million, $4.0 million and $4.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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
Senior Unsecured Notes Due 2022
On June 27, 2012, the Company issued unsecured notes in the principal amount of $400 million (the "2012 Senior Notes") at par, bearing a coupon of 5.75% with an effective rate of 5.94%. The 2012 Senior Notes will mature on July 1, 2022, with interest to be paid semi-annually on January 1st and July 1st. The Company used the net proceeds of this offering, after deducting underwriting discounts and commissions and other offering expenses, together with borrowings under the Company's senior credit facility, to pay a special cash dividend totaling approximately $600.7 million paid to stockholders on August 23, 2012. The Company's 2012 Senior Notes are guaranteed jointly, severally, fully and unconditionally, subject to certain customary limitations by eight wholly-owned domestic subsidiaries.

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
At December 31, 2013, the Company maintained a total leverage ratio of 3.3x, a maximum secured leverage ratio of 0.58x and a minimum fixed charge ratio of approximately 5.62x.
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

17.	Income Taxes

Total income from continuing operations before income taxes, classified by source of income, was as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
U.S.	$122,517	$131,722	$138,683
Outside the U.S.	36,155	37,784	20,028
Income from continuing operations before income taxes	$158,672	$169,506	$158,711

The provision for income taxes, classified by the timing and location of payment, was as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Current tax expense
Federal	$46,925	$40,821	$40,515
State	4,891	4,705	2,620
Foreign	1,914	2,345	1,712
Deferred tax (benefit) expense
Federal	(7,011)	(249)	2,471
State	(635)	101	575
Foreign	(762)	505	(15)
Income taxes	$45,322	$48,228	$47,878
Net deferred tax assets consisted of:

	December 31,
	2013	2012
	(In thousands)
Property, equipment and intangible assets	$(10,153)	$(8,553)
Accrued compensation	15,696	14,693
Accrued expenses	12,718	5,491
Foreign operations	603	186
Valuation allowance on foreign deferred tax assets	(227)	—
Foreign net operating losses	1,441	1,259
Valuation allowance on foreign net operating losses	(1,441)	(1,259)
Capital loss carryovers	241	484
Deferred tax asset on unrecognized tax positions	1,736	2,226
Other	921	807
Net deferred tax assets	$21,535	$15,334

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

Balance sheet presentation:

	December 31,
	2013	2012
	(In thousands)
Current deferred tax assets	$26,684	$26,198
Non-current net deferred tax liabilities	(5,149)	(10,864)
Net deferred tax assets	$21,535	$15,334

The statutory United States federal income tax rate reconciles to the effective income tax rates for continuing operations as follows:

	Year Ended December 31,
	2013	2012	2011
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.6%	1.5%	1.7%
Benefits and taxes related to foreign operations	(7.2)%	(8.5)%	(3.4)%
Unrecognized tax positions	(0.2)%	0.1%	(0.8)%
Adjustment to current and deferred taxes, prior years	—%	(0.5)%	(0.9)%
Other	(0.6)%	0.9%	(1.4)%
Effective income tax rates	28.6%	28.5%	30.2%

The Company's effective income tax rates from continuing operations were 28.6% and 28.5% for the years ended December 31, 2013 and 2012, respectively. The effective tax rate for discontinued operations was 37.1% for the years ended December 31, 2013 and 2012, respectively. The effective income tax rate for the year ended December 31, 2013 was lower than the United States federal statutory rate of 35% primarily due to the recurring impact of foreign operations, partially offset by state income taxes, and reflects adjustments to our federal accruals. Additionally, the effective income tax rate was further reduced by the settlement of unrecognized tax positions and legislation retroactively extending the U.S. controlled foreign corporation look-through rules. The effective income tax rate for the period ended December 31, 2012 was lower than the United States federal statutory rate of 35% primarily due to the recurring impact of foreign operations, partially offset by state income taxes. Additionally, the 2012 effective income tax rate includes a $4.5 million benefit related to a change in estimate of the benefit from foreign operations.
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

Component	Amount Reclassified from Accumulated Other Comprehensive Income(Loss)	Affected Line Item in the Consolidated Statement of Income
(In thousands)
Loss on cash flow hedge
Interest rate contract	$862	Interest expense
	—	Tax (expense) benefit
	$862	Net of tax

20. Earnings Per Share
The computation of basic and diluted earnings per common share is as follows:

	Year Ended December 31,
	2013	2012	2011
Computation of Basic Earnings Per Share:
Numerator:
Net income from continuing operations	$113,350	$121,278	$110,833
Net income from discontinued operations	359	335	228
Net income	113,709	121,613	111,061
Income allocated to participating securities	(1,127)	(1,281)	(1,106)
Net income available to common shareholders	$112,582	$120,332	$109,955
Denominator
Weighted average common shares outstanding -- basic	57,925	57,467	58,862
Basic earnings per share -- Continuing operations	$1.94	$2.09	$1.86
Basic earnings per share -- Discontinued operations	—	—	0.01
	$1.94	$2.09	$1.87

Computation of Diluted Earnings Per Share:
Numerator:
Net income from continuing operations	$113,350	$121,278	$110,833
Net income from discontinued operations	359	335	228
Net income	113,709	121,613	111,061
Income allocated to participating securities	(1,122)	(1,299)	(1,105)
Net income available to common shareholders	$112,587	$120,314	$109,956
Denominator:
Weighted average common shares outstanding -- basic	57,925	57,467	58,862
Diluted effect of stock options and PVRSUs	410	186	72
Weighted average commons shares outstanding -- diluted	58,335	57,653	58,934

Diluted earnings per share -- Continuing operations	$1.92	$2.08	$1.86
Diluted earnings per share -- Discontinued operations	0.01	0.01	0.01
	$1.93	$2.09	$1.87
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
The condensed consolidated statements of income for the years ended December 31, 2013, 2012 and 2011 have also been recast to account for discontinued operations as discussed in Note 27 "Discontinued Operations".

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Year Ended December 31, 2013
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$243,272	$112,215	$43,967	$(131,642)	$267,812
Initial franchise and relicensing fees	17,432	—	1,254	—	18,686
Procurement services	19,864	—	804	—	20,668
Marketing and reservation	362,459	350,134	19,327	(324,287)	407,633
Other items, net	8,834	—	1,017	—	9,851
Total revenues	651,861	462,349	66,369	(455,929)	724,650
OPERATING EXPENSES:
Selling, general and administrative	128,966	100,900	13,489	(131,642)	111,713
Marketing and reservation	377,884	336,498	17,538	(324,287)	407,633
Other items, net	3,100	5,087	869	—	9,056
Total operating expenses	509,950	442,485	31,896	(455,929)	528,402
Operating income	141,911	19,864	34,473	—	196,248
OTHER INCOME AND EXPENSES, NET:
Interest expense	42,418	113	6	—	42,537
Equity in earnings of consolidated subsidiaries	(47,362)	—	—	47,362	—
Other items, net	(2,406)	(1,532)	(1,023)	—	(4,961)
Other income and expenses, net	(7,350)	(1,419)	(1,017)	47,362	37,576
Income from continuing operations before taxes	149,261	21,283	35,490	(47,362)	158,672
Income taxes	35,552	8,897	873	—	45,322
Income from from continuing operations, net of income taxes	113,709	12,386	34,617	(47,362)	113,350
Income from discontinued operations, net of income taxes	—	359	—	—	359
Net income	$113,709	$12,745	$34,617	$(47,362)	$113,709

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Year Ended December 31, 2012
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$236,269	$97,881	$54,420	$(126,890)	$261,680
Initial franchise and relicensing fees	13,727	—	476	—	14,203
Procurement services	17,152	—	810	—	17,962
Marketing and reservation	343,566	335,869	19,900	(309,657)	389,678
Other items, net	8,363	—	842	—	9,205
Total revenues	619,077	433,750	76,448	(436,547)	692,728
OPERATING EXPENSES:
Selling, general and administrative	130,709	89,122	8,938	(126,890)	101,879
Marketing and reservation	350,573	326,865	18,036	(305,796)	389,678
Other items, net	2,832	3,852	1,007	—	7,691
Total operating expenses	484,114	419,839	27,981	(432,686)	499,248
Operating income	134,963	13,911	48,467	(3,861)	193,480
OTHER INCOME AND EXPENSES, NET:
Interest expense	31,041	—	9	(3,861)	27,189
Equity in earnings of consolidated subsidiaries	(56,246)	—	—	56,246	—
Other items, net	(551)	(1,995)	(669)	—	(3,215)
Other income and expenses, net	(25,756)	(1,995)	(660)	52,385	23,974
Income from continuing operations before income taxes	160,719	15,906	49,127	(56,246)	169,506
Income taxes	39,106	6,769	2,353	—	48,228
Income from continuing operations, net of income taxes	121,613	9,137	46,774	(56,246)	121,278
Income from discontinued operations, net of income taxes	—	335	—	—	335
Net income	$121,613	$9,472	$46,774	$(56,246)	$121,613

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Year Ended December 31, 2011
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$220,676	$104,898	$32,749	$(111,848)	$246,475
Initial franchise and relicensing fees	13,439	—	613	—	14,052
Procurement services	17,619	—	492	—	18,111
Marketing and reservation	303,335	330,372	18,592	(298,147)	354,152
Other items, net	6,341	—	1,471	—	7,812
Total revenues	561,410	435,270	53,917	(409,995)	640,602
OPERATING EXPENSES:
Selling, general and administrative	107,552	92,887	17,845	(111,848)	106,436
Marketing and reservation	315,245	319,818	17,236	(298,147)	354,152
Other items, net	2,824	3,789	884	—	7,497
Total operating expenses	425,621	416,494	35,965	(409,995)	468,085
Operating income	135,789	18,776	17,952	—	172,517
OTHER INCOME AND EXPENSES, NET:
Interest expense	16,815	(3,886)	10	—	12,939
Equity in earnings of consolidated subsidiaries	(30,695)	—	—	30,695	—
Other items, net	(789)	647	1,009	—	867
Other income and expenses, net	(14,669)	(3,239)	1,019	30,695	13,806
Income from continuing operations before income taxes	150,458	22,015	16,933	(30,695)	158,711
Income taxes	39,397	7,888	593	—	47,878
Income from continuing operations, net of income taxes	111,061	14,127	16,340	(30,695)	110,833
Income from discontinued operations, net of income taxes	—	228	—	—	228
Net income	$111,061	$14,355	$16,340	$(30,695)	$111,061

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Year Ended December 31, 2013
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net income	$113,709	$12,745	$34,617	$(47,362)	$113,709
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	862	—	—	—	862
Foreign currency translation adjustment	(2,863)	—	(2,863)	2,863	(2,863)
Other comprehensive income (loss), net of tax	(2,001)	—	(2,863)	2,863	(2,001)
Comprehensive income	$111,708	$12,745	$31,754	$(44,499)	$111,708

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Year Ended December 31, 2012
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net income	$121,613	$9,472	$46,774	$(56,246)	$121,613
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	862	—	—	—	862
Foreign currency translation adjustment	237	5	224	(229)	237
Amortization of pension related costs, net of tax:
Actuarial loss	80	80	—	(80)	80
Settlement of pension plan	1,406	1,406	—	(1,406)	1,406
Other comprehensive income (loss), net of tax	2,585	1,491	224	(1,715)	2,585
Comprehensive income	$124,198	$10,963	$46,998	$(57,961)	$124,198

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Year Ended December 31, 2011
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$111,061	$14,355	$16,340	$(30,695)	$111,061
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	862	—	—	—	862
Foreign currency translation adjustment	615	248	(1,604)	1,356	615
Actuarial pension loss, net of tax	(1,086)	(1,086)	—	1,086	(1,086)
Other comprehensive income (loss), net of tax	391	(838)	(1,604)	2,442	391
Comprehensive income	$111,452	$13,517	$14,736	$(28,253)	$111,452

Choice Hotels International, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2013
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$9,785	$569	$157,441	$—	$167,795
Receivables, net	72,219	1,475	8,691	—	82,385
Other current assets	26,395	34,987	752	(5,340)	56,794
Total current assets	108,399	37,031	166,884	(5,340)	306,974
Property and equipment, at cost, net	11,087	55,963	802	—	67,852
Goodwill	60,620	5,193	—	—	65,813
Franchise rights and other identifiable intangibles, net	6,553	2,096	1,304	—	9,953
Advances, marketing and reservations activities	5,844	—	—	—	5,844
Investments, employee benefit plans, at fair value	—	15,950	—	—	15,950
Investments in affiliates	376,712	28,312	—	(405,024)	—
Advances to affiliates	14,198	189,833	10,896	(214,927)	—
Deferred income taxes	—	10,710	871	(11,581)	—
Other assets	22,212	30,342	31,482	—	84,036
Total assets	$605,625	$375,430	$212,239	$(636,872)	$556,422
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$6,276	$30,778	$4,609	$—	$41,663
Accrued expenses	28,215	26,503	1,907	—	56,625
Deferred revenue	7,065	53,414	709	—	61,188
Current portion of long-term debt	9,375	702	11	—	10,088
Deferred compensation & retirement plan obligations	—	2,492	—	—	2,492
Other current liabilities	—	7,401	221	(5,340)	2,282
Total current liabilities	50,931	121,290	7,457	(5,340)	174,338
Long-term debt	778,946	4,507	18	—	783,471
Deferred compensation & retirement plan obligations	—	22,520	7	—	22,527
Advances from affiliates	206,931	362	7,634	(214,927)	—
Other liabilities	21,688	18,216	634	(11,581)	28,957
Total liabilities	1,058,496	166,895	15,750	(231,848)	1,009,293
Total shareholders’ (deficit) equity	(452,871)	208,535	196,489	(405,024)	(452,871)
Total liabilities and shareholders’ deficit	$605,625	$375,430	$212,239	$(636,872)	$556,422

Choice Hotels International, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2012
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$8,420	$407	$125,350	$—	$134,177
Receivables, net	70,011	1,920	8,068	—	79,999
Other current assets	44,899	23,495	3,528	(3,368)	68,554
Total current assets	123,330	25,822	136,946	(3,368)	282,730
Property and equipment, at cost, net	11,307	39,298	1,046	—	51,651
Goodwill	60,620	5,193	—	—	65,813
Franchise rights and other identifiable intangibles, net	8,669	2,715	2,089	—	13,473
Investments, employee benefit plans, at fair value	—	12,755	—	—	12,755
Investment in affiliates	331,416	26,194	—	(357,610)	—
Advances to affiliates	14,252	206,770	13,479	(234,501)	—
Advances, marketing and reservation activities	29,467	—	—	—	29,467
Deferred income taxes	—	10,367	599	(10,966)	—
Other assets	32,085	18,925	25,003	—	76,013
Total assets	$611,146	$348,039	$179,162	$(606,445)	$531,902
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$5,930	$28,525	$4,259	$—	$38,714
Accrued expenses	18,582	34,576	2,394	—	55,552
Deferred revenue	17,239	53,081	834	—	71,154
Current portion of long-term debt	7,500	675	20	—	8,195
Deferred compensation & retirement plan obligations	—	2,522	—	—	2,522
Other current liabilities	—	2,047	1,321	(3,368)	—
Total current liabilities	49,251	121,426	8,828	(3,368)	176,137
Long-term debt	845,257	1,845	48	—	847,150
Deferred compensation & retirement plan obligations	—	20,390	9	—	20,399
Advances from affiliates	226,917	189	7,395	(234,501)	—
Other liabilities	28,359	9,216	245	(10,966)	26,854
Total liabilities	1,149,784	153,066	16,525	(248,835)	1,070,540
Total shareholders’ (deficit) equity	(538,638)	194,973	162,637	(357,610)	(538,638)
Total liabilities and shareholders’ deficit	$611,146	$348,039	$179,162	$(606,445)	$531,902

Choice Hotels International, Inc.
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2013
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$91,745	$27,209	$36,529	$(1,570)	$153,913
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(5,167)	(27,984)	(246)	—	(33,397)
Equity method investments	—	(2,401)	(3,284)	—	(5,685)
Issuance of mezzanine and other notes receivable	(1,095)	—	—	—	(1,095)
Collections of mezzanine and other notes receivable	9,748	—	—	—	9,748
Purchases of investments, employee benefit plans	—	(2,676)	—	—	(2,676)
Proceeds from sales of investments, employee benefit plans	—	4,168	—	—	4,168
Advances to and investments in affiliates	(1,000)	(2,284)	—	3,284	—
Other items, net	(485)	—	—	—	(485)
Net cash used in investing activities	2,001	(31,177)	(3,530)	3,284	(29,422)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments pursuant to revolving credit facilities	(57,000)	—	—	—	(57,000)
Principal payments on long-term debt	(7,500)	(671)	(33)	—	(8,204)
Proceeds from the issuance of long-term debt	—	3,360	—	—	3,360
Purchase of treasury stock	(3,965)	—	—	—	(3,965)
Excess tax benefits from stock-based compensation	19	1,441	—	—	1,460
Proceeds from exercise of stock options	8,864	—	—	—	8,864
Proceeds from contributions from affiliates	—	—	3,284	(3,284)	—
Dividends paid	(32,799)	—	(1,570)	1,570	(32,799)
Net cash provided from (used in) financing activities	(92,381)	4,130	1,681	(1,714)	(88,284)
Net change in cash and cash equivalents	1,365	162	34,680	—	36,207
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(2,589)	—	(2,589)
Cash and cash equivalents at beginning of period	8,420	407	125,350	—	134,177
Cash and cash equivalents at end of period	$9,785	$569	$157,441	$—	$167,795

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

The following tables present the financial information for the Company's segments:

	Year Ended December 31, 2013
	Franchising	SkyTouch Technology	Corporate & Other	Elimination Adjustments	Consolidated
	(In thousands)
Revenues	$724,617	$33	$—	$—	$724,650
Operating income (loss)	248,253	(9,994)	(42,011)	—	196,248
Depreciation and amortization	22,295	398	2,378	(16,015)	9,056
Income (loss) from continuing operations, before income taxes	248,887	(9,994)	(80,221)	—	158,672
Capital expenditures	12,079	2,295	19,023	—	33,397
Total assets	300,292	2,303	253,827	—	556,422

	Year Ended December 31, 2012
	Franchising	SkyTouch Technology	Corporate & Other	Elimination Adjustments	Consolidated
	(In thousands)
Revenues	$692,728	$—	$—	$—	$692,728
Operating income (loss)	236,013	(3,370)	(39,163)	—	193,480
Depreciation and amortization	20,111	10	2,102	(14,532)	7,691
Income (loss) from continuing operations, before income taxes	236,225	(3,370)	(63,349)	—	169,506
Capital expenditures	13,998	107	1,338	—	15,443
Total assets	322,434	101	209,367	—	531,902

	Year Ended December 31, 2011
	Franchising	SkyTouch Technology	Corporate & Other	Elimination Adjustment	Consolidated
	(In thousands)
Revenues	$640,602	$—	$—	$—	$640,602
Operating income (loss)	214,750	—	(42,233)	—	172,517
Depreciation and amortization	18,554	—	2,262	(13,319)	7,497
Income (loss) from continuing operations, before income taxes	213,253	—	(54,542)	—	158,711
Capital expenditures	9,553	—	1,371	—	10,924
Total assets	280,414	—	187,946	—	468,360

The Company conducts its international franchise operations through a combination of direct franchising and master franchising relationships. Master franchising relationships allow the use of the Company’s brands by third parties in foreign countries. Direct franchising operations are primarily conducted through wholly-owned subsidiaries. The results of the Company's international operations are included in the franchising segment. Revenues generated by foreign operations, including royalty, marketing and reservations system fees and other revenues for the years ended December 31, 2013, 2012 and 2011 were $57.3 million, $55.6 million and $54.8 million respectively. Long-lived assets related to international operations were $8.6 million, $8.2 million and $9.1 million as of December 31, 2013, 2012 and 2011, respectively. All other long-lived assets of the Company are associated with domestic activities. The Company's investment in equity method investees at December 31, 2013, 2012 and 2011 was $32.3 million, $27.5 million, and $4.3 million, respectively. These investments are included as a component of total assets for the Company’s franchising segment.

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

The operations related to these three Company-owned hotels were reported as a component of "Corporate and Other" for segment reporting purposes. The results of operations for the years ended December 31 ,2013, 2012 and 2011 presented in these Consolidated Financial Statements reflect these three Company-owned hotels as discontinued operations. All prior period amounts have been recast as appropriate. Unless noted otherwise, discussion in the notes to the consolidated financial statements pertain to continuing operations. Summarized financial information related to the discontinued operations is as follows:

	For the Year Ended December 31,
	2013	2012	2011
	(in thousands)
Revenues
Hotel operations	$4,774	$4,573	$4,356
Total revenues	4,774	4,573	4,356
Operating Expenses
Hotel operations	3,678	3,505	3,466
Depreciation and amortization	526	535	527
Total operating expenses	4,204	4,040	3,993
Income from discontinued operations before income taxes	570	533	363
Income taxes	211	198	135
Income from discontinued operations, net of income taxes	$359	$335	$228

	As of December 31, 2013	As of December 31, 2012
	(In thousands)
Cash	$550	$387
Receivables, net	106	206
Other current assets	223	192
Income taxes receivable	20	—
Total current assets	899	785
Property and equipment, at cost, net	8,816	9,220
Total assets	9,715	10,005

Accounts payable	425	403
Accrued expenses	10	10
Income taxes payable	—	—
Total liabilities	435	413

Net assets of discontinued operations	$9,280	$9,592

28. Selected Quarterly Financial Data—(Unaudited)

The financial statements information presented below has been restated and revised to correct errors related to the Company’s accounting for it's historical practice of reporting royalty and certain marketing and reservation fees one month in arrears as described in Note 1 to the consolidated financial statements and other immaterial items. In addition, the Company's results of operations have been recast to reflect discontinued operations related to the Company's plan to dispose of the three Company owned Mainstay Suites hotels entered into in the first quarter of 2014.

	First Quarter (Restated)	Second Quarter (Restated)	Third Quarter (Restated)	Fourth Quarter (Restated)	2013
	(In thousands, except per share data)
Revenues	$148,171	$190,930	$216,718	$168,831	$724,650
Operating income	$37,139	$54,739	$63,228	$41,142	$196,248
Income from continuing operations before income taxes	$27,582	$44,504	$54,271	$32,315	$158,672
Income from continuing operations, net of income taxes	$19,776	$31,624	$38,573	$23,377	$113,350
Income (loss) from discontinued operations, net of income taxes	$(33)	$183	$143	$66	$359
Net income	$19,743	$31,807	$38,716	$23,443	$113,709
Per basic share:
Continuing Operations	$0.34	$0.54	$0.66	$0.40	$1.94
Discontinued Operations	$—	$—	$—	$—	$—
Per diluted share:
Continuing operations	$0.34	$0.54	$0.65	$0.40	$1.92
Discontinued operations	$—	$—	$0.01	$—	$0.01

	First Quarter (Restated)	Second Quarter (Restated)	Third Quarter (Restated)	Fourth Quarter (Restated)	2012
	(In thousands, except per share data)
Revenues	$141,550	$180,888	$205,271	$165,019	$692,728
Operating income	$37,746	$55,334	$62,374	$38,026	$193,480
Income from continuing operations before income taxes	$36,914	$51,683	$52,789	$28,120	$169,506
Income from continuing operations, net of income taxes	$23,766	$34,236	$42,637	$20,639	$121,278
Income (loss) from discontinued operations, net of income taxes	$25	$138	$107	$65	$335
Net income	$23,791	$34,374	$42,744	$20,704	$121,613
Per basic share:
Continuing operations	$0.41	$0.59	$0.74	$0.36	$2.09
Discontinued operations	$—	$—	$—	$—	$—
Per diluted share:
Continuing operations	$0.41	$0.59	$0.73	$0.35	$2.08
Discontinued operations	$—	$—	$—	$—	$0.01
The matters which affect the comparability of the quarterly results include the following:

•	Seasonality: The Company’s revenues and operating income reflect the industry’s seasonality and as a result are lower in the first and fourth quarters and higher in the second and third quarters.

•	Investment income and losses: The Company’s net income reflects gains and losses related to the Company’s investments held in non-qualified retirement plans and are subject to market conditions.

•	Year Ended December 31, 2012 results:

•
Loss on Settlement of a Pension Plan: During the fourth quarter of 2012, the Company recorded a $1.8 million loss on the settlement of a pension plan consisting primarily of the recognition of previously unrecognized actuarial losses which had been recorded as a component of the Company's accumulated other comprehensive loss on the Company's consolidated balance sheets.

•	Income taxes: The Company's third quarter 2012 income taxes reflect a $4.5 million benefit related to a change in estimate of the benefit from foreign operations.

29.	Future Adoption of Accounting Standards

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

30.	Subsequent Events
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

For additional information, see Note 1 of the notes to financial statements.

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), as of the end of the period covered by this annual report as required by Rules 13a-15(b) or 15d-15(b) under the Exchange Act. Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. At the time of our Annual Report on Form 10-K for the year ended December 31, 2013 was filed on March 3, 2014, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2013. Subsequent to that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2013 due to the material weakness in internal control over financial reporting related to the revenue recognition methodology for royalty and certain marketing and reservation fee revenues discussed below.

Notwithstanding the material weakness as described below, management concluded that the consolidated financial statements included in this Form 10-K/A present fairly, in all material respects, the financial position, results of operations and cash flows for the periods presented.

The Company has a disclosure review committee whose membership includes the CEO and CFO, among others. The disclosure review committee’s procedures are considered by the CEO and CFO in performing their evaluations of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and in assessing the accuracy and completeness of the Company’s disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2013 that materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting (As Restated)

The management of Choice Hotels International, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on management’s assessment under those criteria, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2013 due to the material weakness described below.

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

In Management’s Report on Internal Control Over Financial Reporting included in our original Annual Report on Form 10-K for the year ended December 31, 2013, our management previously concluded that we maintained effective internal control over financial reporting as of December 31, 2013. Management subsequently concluded that the material weakness described above existed as of December 31, 2013. As a result, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013, based on the criteria in Internal Control-Integrated Framework (1992) issued by the COSO. Accordingly, management has restated its report on internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation of Material Weakness

In response to this material weakness, the Company has developed and is executing a plan with the oversight of the Audit Committee of the Board of Directors to remediate this material weakness. Our plan to remediate this material weakness during the year ending December 31, 2014 includes updating the revenue recognition practice to ensure the accounting for royalty and certain marketing and reservation system fees is in compliance with GAAP. The restatement and revisions of our financial statements are reflected on the following reports:

Amended 2014 first quarter report on Form 10-Q, including restated financial statements;
Amended 2013 third quarter report on Form 10-Q, including restated financial statements;
Amended 2013 annual report on Form 10-K including revised financial statements for years ended 2011, 2012 and 2013;
2014 second quarter reports on Form 10-Q, including restated second quarter 2013 financial statements.

Management will continue to monitor the effectiveness of this and other processes, procedures and controls and will make any further changes deemed appropriate.

The material weakness noted above cannot be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The required testing for remediation will occur prior to the Company completing its assessment of internal controls for the year ending December 31, 2014.

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

Dated: November 3, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEWART BAINUM, JR	Chairman, Director	February 28, 2014
Stewart Bainum, Jr.

/s/ BARBARA T. ALEXANDER	Director	February 28, 2014
Barbara T. Alexander

/s/ WILLIAM L. JEWS	Director	February 28, 2014
William L. Jews

/s/ STEPHEN P. JOYCE	President and Chief Executive Officer (Principal Executive Officer)	November 3, 2014
Stephen P. Joyce

/s/ SCOTT A. RENSCHLER	Director	February 28, 2014
Scott A. Renschler, Psy.D

/s/ JOHN T. SCHWIETERS	Director	February 28, 2014
John T. Schwieters

/s/ ERVIN R. SHAMES	Director	February 28, 2014
Ervin R. Shames

/s/ GORDON SMITH	Director	February 28, 2014
Gordon Smith

/s/ JOHN TAGUE	Director	February 28, 2014
John Tague

/s/ DAVID L. WHITE	Senior Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)	November 3, 2014
David L. White

/s/ SCOTT E. OAKSMITH	Controller (Principal Accounting Officer)	November 3, 2014
Scott E. Oaksmith