Form 10-Q/A
period 2014-03-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2014-11-03
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________
FORM 10-Q/A
Amendment No. 1
________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NO. 001-13393
 _____________________________________________
CHOICE HOTELS INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)
____________________________________________

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

This Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014 and 2013 as originally filed with the Securities and Exchange Commission (the “SEC”) on May 8, 2014 (the "Original Filing"). This Form 10-Q/A amends the Original Filing to correct the Company’s accounting for the Company's historical practice of reporting royalty and certain marketing and reservation fees one month in arrears as described in Note 1 to the consolidated financial statements and other immaterial errors as well as to correct management's evaluation of disclosure controls and procedures as of March 31, 2014. Revisions to the Original Filing have been made to the following items solely as a result of and to reflect the restatements:

•	Item 1 - Financial Statements
•	Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Item 4 - Controls and Procedures
•	Item 6 - Exhibits

The Company has also determined that a control deficiency related to the recording revenues for certain royalty and marketing and reservations system fees one month in arrears, which gave rise to these restatements, constituted a material weakness in its internal controls over financial reporting.  As a result, the Company has restated management's December 31, 2013 report on internal control over financial reporting and its conclusion on disclosure controls and procedures to address the material weakness in internal control over financial reporting. As a result of the restatement, management has concluded that our disclosure controls and procedures were not effective as of March 31, 2014. The Company plans to remediate this material weakness during the year ending December 31, 2014 by updating the revenue recognition practice to ensure the accounting for royalty and certain marketing and reservation system fees is in compliance with GAAP. The material weakness noted above cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The required testing for remediation will occur prior the Company completing its assessment of internal controls for the year ending December 31, 2014. See "Item 4 - Controls and Procedures."

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

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	March 31,
	2014 (Restated)	2013 (Restated)
REVENUES:
Royalty fees	$58,540	$56,108
Initial franchise and relicensing fees	3,740	3,777
Procurement services	4,778	3,950
Marketing and reservation	89,606	82,323
Other	3,072	2,013
Total revenues	159,736	148,171

OPERATING EXPENSES:
Selling, general and administrative	26,680	26,668
Depreciation and amortization	2,278	2,041
Marketing and reservation	89,606	82,323
Total operating expenses	118,564	111,032

Operating income	41,172	37,139
OTHER INCOME AND EXPENSES, NET:
Interest expense	10,171	10,770
Interest income	(503)	(644)
Other (gains) and losses	(59)	(710)
Equity in net loss of affiliates	35	141
Total other income and expenses, net	9,644	9,557
Income from continuing operations before income taxes	31,528	27,582
Income taxes	10,059	7,806
Income from continuing operations, net of income taxes	21,469	19,776
Income (loss) from discontinued operations, net of income taxes	1,641	(33)
Net income	$23,110	$19,743

Basic earnings per share
Continuing operations	$0.37	$0.34
Discontinued operations	0.03	—
	$0.40	$0.34
Diluted earnings per share
Continuing operations	$0.36	$0.34
Discontinued operations	0.03	—
	$0.39	$0.34

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED, IN THOUSANDS)

	Three Months Ended
	March 31,
	2014 (Restated)	2013 (Restated)
Net income	$23,110	$19,743
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	215	215
Foreign currency translation adjustment	521	(245)
Other comprehensive income (loss), net of tax	736	(30)
Comprehensive income	$23,846	$19,713

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED, IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	March 31, 2014 (Restated)	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$174,878	$167,795
Receivables (net of allowance for doubtful accounts of $13,853 and $12,187, respectively)	100,147	82,385
Deferred income taxes	28,422	26,684
Investments, employee benefit plans, at fair value	174	400
Other current assets	36,201	29,710
Total current assets	339,822	306,974
Property and equipment, at cost, net	58,268	67,852
Goodwill	65,813	65,813
Franchise rights and other identifiable intangibles, net	9,204	9,953
Advances, marketing and reservation activities	160	5,844
Notes receivable, net of allowances	34,223	31,872
Investments, employee benefit plans, at fair value	16,852	15,950
Other assets	55,253	52,164
Total assets	$579,595	$556,422
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$44,818	$41,663
Accrued expenses	37,219	56,625
Deferred revenue	69,155	61,188
Current portion of long-term debt	11,026	10,088
Deferred compensation and retirement plan obligations	573	2,492
Income taxes payable	5,466	2,282
Total current liabilities	168,257	174,338
Long-term debt	795,497	783,471
Deferred compensation and retirement plan obligations	22,387	22,527
Deferred income taxes	9,196	5,149
Other liabilities	23,392	23,808
Total liabilities	1,018,729	1,009,293
Commitments and Contingencies
Common stock, $0.01 par value, 160,000,000 shares authorized; 95,065,638 shares issued at March 31, 2014 and December 31, 2013 and 58,419,238 and 58,638,863 shares outstanding at March 31, 2014 and December 31, 2013, respectively	584	586
Additional paid-in-capital	118,020	117,768
Accumulated other comprehensive loss	(5,481)	(6,217)
Treasury stock (36,646,400 and 36,426,775 shares at March 31, 2014 and December 31, 2013, respectively), at cost	(917,226)	(918,031)
Retained earnings	364,969	353,023
Total shareholders’ deficit	(439,134)	(452,871)
Total liabilities and shareholders’ deficit	$579,595	$556,422
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, IN THOUSANDS)

	Three Months Ended
	March 31,
	2014 (Restated)	2013 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,110	$19,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,278	2,175
Gain on sale of assets	(2,572)	—
Provision for bad debts, net	1,399	1,046
Non-cash stock compensation and other charges	2,875	2,536
Non-cash interest and other (income) loss	416	76
Deferred income taxes	2,344	2,847
Dividends received from equity method investments	181	146
Equity in net loss of affiliates	35	141
Changes in assets and liabilities:
Receivables	(19,931)	(15,015)
Advances to/from marketing and reservation activities, net	10,903	1,023
Forgivable notes receivable, net	(3,623)	(1,729)
Accounts payable	2,080	10,471
Accrued expenses	(19,861)	(31,145)
Income taxes payable/receivable	3,160	4,367
Deferred revenue	7,932	5,160
Other assets	(3,103)	(3,869)
Other liabilities	(2,359)	2,622
Net cash provided by operating activities	5,264	595
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(3,015)	(14,095)
Equity method investments	(3,379)	(1,000)
Issuance of mezzanine and other notes receivable	(587)	—
Collections of mezzanine and other notes receivable	68	19
Purchases of investments, employee benefit plans	(890)	(1,242)
Proceeds from sales of investments, employee benefit plans	281	3,882
Proceeds from sales of assets	8,703	—
Other items, net	(154)	(101)
Net cash provided (used) in investing activities	1,027	(12,537)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings pursuant to revolving credit facility	15,000	18,000
Principal payments on long-term debt	(2,052)	(2,046)
Purchase of treasury stock	(4,530)	(3,634)
Dividends paid	(10,784)	(503)
Excess tax benefits from stock-based compensation	1,024	952
Proceeds from exercise of stock options	1,547	5,367
Net cash provided by financing activities	205	18,136
Net change in cash and cash equivalents	6,496	6,194
Effect of foreign exchange rate changes on cash and cash equivalents	587	(146)
Cash and cash equivalents at beginning of period	167,795	134,177
Cash and cash equivalents at end of period	$174,878	$140,225
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Income taxes, net of refunds	$5,842	$1,029
Interest	$19,613	$20,400
Non-cash investing and financing activities:
Dividends declared but not paid	$11,173	$10,759
Issuance of restricted shares of common stock	$6,062	$7,151
Issuance of performance vested restricted stock units	$1,191	$1,298
Investment in property and equipment acquired in accounts payable	$603	$10,356
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Company Information and Significant Accounting Policies (as restated)
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
The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2013 and notes thereto included in the Company’s Form 10-K/A, filed with the SEC on November 3, 2014 (the "10-K/A"). Interim results are not necessarily indicative of the entire year results. All inter-company transactions and balances between Choice Hotels International, Inc. and its subsidiaries have been eliminated in consolidation.
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
In accordance with Accounting Standards Codification ("ASC") 250 (SEC's Staff Accounting Bulletin 99, "Materiality"), the Company assessed the materiality of the misapplication of GAAP and concluded that the restatement of revenues was not material to any of its previously issued annual financial statements but was material to certain interim periods. In accordance with the accounting guidance in ASC 250 (SEC Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements"), the Company restated its previously issued interim financial statements for the periods ended March 31, 2014 and 2013 and September 30, 2013 and 2012 through the filing of amended quarterly filings on Form 10-Q. In addition, the Company has revised its previously issued audited financial statements for the years ended December 31, 2011, 2012, and 2013 to correct the presentation of revenues and amend its report on internal control over financial reporting.
The following tables present the effect of this and other immaterial errors for the financial statement line items impacted in the affected periods included within this interim financial statements.

Consolidated Statements of Income

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
	(in thousands, except per share amounts)
Royalty fees	$51,681	$6,859	$58,540	$49,736	$6,372	$56,108
Marketing and reservation revenues	84,012	5,594	89,606	76,440	5,883	82,323
Total revenues	147,283	12,453	159,736	135,916	12,255	148,171

Selling, general and administrative	26,463	217	26,680	26,916	(248)	26,668
Depreciation and amortization	2,122	156	2,278	2,041	—	2,041
Marketing and reservation expenses	84,012	5,594	89,606	76,440	5,883	82,323
Total operating expenses	112,597	5,967	118,564	105,397	5,635	111,032

Operating income	34,686	6,486	41,172	30,519	6,620	37,139

Income from continuing operations before income taxes	25,042	6,486	31,528	20,962	6,620	27,582
Income taxes	7,711	2,348	10,059	5,406	2,400	7,806
Income from continuing operations, net of income taxes	17,331	4,138	21,469	15,556	4,220	19,776

Basic earnings per share, continuing operations	$0.30	$0.07	$0.37	$0.27	$0.07	$0.34
Diluted earnings per share, continuing operations	$0.29	$0.07	$0.36	$0.26	$0.08	$0.34

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
Consolidated Statements of Cash Flows	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
	(in thousands)
Operating Activities:
Net income	$18,972	$4,138	$23,110	$15,523	$4,220	$19,743
Depreciation and amortization	2,122	156	2,278	2,175	—	2,175
Provision for bad debts, net	1,182	217	1,399	844	202	1,046
Non-cash stock compensation and other charges	2,887	(12)	2,875	2,549	(13)	2,536
Deferred income taxes	(3)	2,347	2,344	446	2,401	2,847
Receivables	(7,491)	(12,440)	(19,931)	(3,531)	(11,484)	(15,015)
Advances to/from marketing and reservation, activities	5,309	5,594	10,903	(4,101)	5,124	1,023
Net cash provided by operating activities	5,264	—	5,264	145	450	595
Investing Activities:
Investment in property and equipment	(3,015)	—	(3,015)	(13,645)	(450)	(14,095)
Net cash provided (used) by investing activities	1,027	—	1,027	(12,087)	(450)	(12,537)

	As of March 31, 2014			As of December 31, 2013
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Revised
Consolidated Balance Sheets	(in thousands)
Receivables	$59,241	$40,906	$100,147	$53,521	$28,864	$82,385
Deferred income taxes	7,220	21,202	28,422	7,220	19,464	26,684
Total current assets	277,714	62,108	339,822	258,646	48,328	306,974
Property and equipment, at cost, net	56,664	1,604	58,268	66,092	1,760	67,852
Advances, marketing and reservation activities	18,856	(18,696)	160	19,127	(13,283)	5,844
Deferred income taxes	20,321	(20,321)	—	20,282	(20,282)	—
Total assets	554,900	24,695	579,595	539,899	16,523	556,422
Deferred income taxes	—	9,196	9,196	—	5,149	5,149
Total liabilities	1,009,533	9,196	1,018,729	1,004,144	5,149	1,009,293
Accumulated other comprehensive loss	(5,469)	(12)	(5,481)	(6,217)	—	(6,217)
Retained earnings	349,458	15,511	364,969	341,649	11,374	353,023
Total shareholders' deficit	(454,633)	15,499	(439,134)	(464,245)	11,374	(452,871)
Discontinued Operations
In the first quarter of 2014, the Company's management approved a plan to dispose of the three Company owned Mainstay Suites hotels. As a result, the Company has reported the operations related to these three hotels as discontinued operations beginning with our financial results presented in this Quarterly Report on Form 10-Q. The Company's results of operations for the comparative prior year period have also been recast to account for these operations as discontinued. For additional information regarding discontinued operations, see Note 17, Discontinued Operations.
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

Accretable Yield
Three Months Ended March 31, 2014
(In thousands)
Beginning balance	$582
Additions	—
Accretion	(143)
Disposals	—
Reclassifications from nonaccretable yield	—
Ending balance	$439

4.	Advances, Marketing and Reservation Activities (as restated)
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
At March 31, 2014 and December 31, 2013, the Company incurred marketing and reservation system expenses in excess of cumulative marketing and reservation system fees earned of $0.2 million and $5.8 million, respectively. Based on the Company's analysis of projected cash flows from marketing and reservation activities for all periods presented, the Company concluded that the cumulative advances for marketing and reservation activities recorded as an asset on the balance sheet were fully recoverable and as a result no reserves were necessary.
Depreciation and amortization expense attributable to marketing and reservation activities for the three months ended March 31, 2014 and 2013 was $3.8 million and $4.0 million, respectively. Interest expense attributable to marketing and reservation activities was $0.6 million and $0.9 million for the three months ended March 31, 2014 and 2013, respectively.

5.	Other Assets
Other assets consist of the following:

	March 31, 2014	December 31, 2013
	(In thousands)
Equity method investments	$35,391	$32,257
Deferred financing fees, net	8,826	8,954
Land	10,087	10,097
Other assets	949	856
Total	$55,253	$52,164

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

6.	Deferred Revenue
Deferred revenue consists of the following:

	March 31, 2014	December 31, 2013
	(In thousands)
Loyalty programs	$56,806	$53,875
Initial, relicensing and franchise fees	4,485	5,354
Procurement service fees	2,623	1,504
Other	5,241	455
Total	$69,155	$61,188

7.	Debt
Debt consists of the following at:

	March 31, 2014	December 31, 2013
	(In thousands)
$400 million senior unsecured notes with an effective interest rate of 5.94% at March 31, 2014 and December 31, 2013	$400,000	$400,000
$250 million senior unsecured notes with an effective interest rate of 6.19% less discount of $0.4 million at March 31, 2014 and December 31, 2013	249,588	249,572
$350 million senior secured credit facility with an effective interest rate of 2.16% and 2.17% at March 31, 2014 and December 31, 2013, respectively	151,875	138,750
Economic development loans with an effective interest rate of 3.00% at March 31, 2014 and December 31, 2013	3,360	3,360
Capital lease obligations due 2016 with an effective interest rate of 3.18% at March 31, 2014 and December 31, 2013	1,673	1,848
Other notes payable	27	29
Total debt	$806,523	$793,559
Less current portion	11,026	10,088
Total long-term debt	$795,497	$783,471
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

8.	Accumulated Other Comprehensive Income (Loss) (restated)

The following represents the changes in accumulated other comprehensive loss, net of tax, by component for the three months ended March 31, 2014:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Loss on Cash Flow Hedge	Foreign Currency Items	Total	Loss on Cash Flow Hedge	Foreign Currency Items	Total
	(In thousands)			(In thousands)
Beginning balance	$(5,745)	$(472)	$(6,217)	$(6,607)	$2,391	$(4,216)
Other comprehensive income (loss) before reclassification	—	521	521	—	(245)	(245)
Amounts reclassified from accumulated other comprehensive income (loss)	215	—	215	215	—	215
Net current period other comprehensive income (loss)	215	521	736	215	(245)	(30)
Ending balance	$(5,530)	$49	$(5,481)	$(6,392)	$2,146	$(4,246)

Component	Amount Reclassified from Accumulated Other Comprehensive Income(Loss)		Affected Line Item in the Consolidated Statement of Net Income
	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
	(In thousands)
Loss on cash flow hedge
Interest rate contract	$215	$215	Interest expense
	—	—	Tax (expense) benefit
	$215	$215	Net of tax

The amounts reclassified from other accumulated other comprehensive income (loss) during the three months ended March 31, 2014 were reclassified to the following line items in the Company's Consolidated Statements of Income.

Component	Amount Reclassified from Accumulated Other Comprehensive Income(Loss)	Affected Line Item in the Consolidated Statement of Net Income
(In thousands)
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
The Company estimates the fair value of notes receivable which approximate their carrying value, utilizing an analysis of future cash flows and credit worthiness for similar types of arrangements. Based upon the availability of market data, these notes receivables have been classified as Level 3 inputs. The primary sensitivity in these calculations is based on the selection of appropriate interest and discount rates. For further information on the notes receivables, see Note 3.

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
The effective income tax rates for income from continuing operations were 31.9% and 28.3% for the three months ended March 31, 2014 and 2013, respectively. The effective income tax rate for discontinued operations was 37.1% for both the three months ended March 31, 2014 and 2013.
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

13.	Earnings Per Share (restated)
The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2014 (Restated)	2013 (Restated)
Computation of Basic Earnings Per Share:
Numerator:
Net income from continuing operations	$21,469	$19,776
Net income (loss) from discontinued operations	1,641	(33)
Net income	23,110	19,743
Income allocated to participating securities	(202)	(207)
Net income available to common shareholders	$22,908	$19,536
Denominator:
Weighted average common shares outstanding – basic	57,807	57,720

Basic earnings per share - Continuing operations	$0.37	$0.34
Basic earnings per share - Discontinued operations	0.03	—
	$0.40	$0.34

Computation of Diluted Earnings Per Share:
Numerator:
Net income from continuing operations	$21,469	$19,776
Net income (loss) from discontinued operations	1,641	(33)
Net income	23,110	19,743
Income allocated to participating securities	(201)	(206)
Net income available to common shareholders	$22,909	$19,537
Denominator:
Weighted average common shares outstanding – basic	57,807	57,720
Diluted effect of stock options and PVRSUs	493	361
Weighted average common shares outstanding – diluted	58,300	58,081

Diluted earnings per share - Continuing operations	$0.36	$0.34
Diluted earnings per share - Discontinued operations	0.03	—
	$0.39	$0.34

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

The condensed consolidating financial statements have been restated for the three months ended March 31, 2014 and 2013 and the consolidated balance sheet as of December 31, 2013 has been revised from previously issued interim and annual financial statements to reflect the correction of an error discussed in Note 1 under the heading "Revision to Prior Annual Financial Statements and Restatement of Prior Interim Financial Statements" and other immaterial errors.

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Three Months Ended March 31, 2014
(Unaudited, in thousands)

	Parent (Restated)	Guarantor Subsidiaries (Restated)	Non-Guarantor Subsidiaries (Restated)	Eliminations (Restated)	Consolidated (Restated)
REVENUES:
Royalty fees	$52,995	$24,215	$10,522	$(29,192)	$58,540
Initial franchise and relicensing fees	3,584	—	156	—	3,740
Procurement services	4,631	—	147	—	4,778
Marketing and reservation	78,821	73,899	4,135	(67,249)	89,606
Other	2,956	—	116	—	3,072
Total revenues	142,987	98,114	15,076	(96,441)	159,736
OPERATING EXPENSES:
Selling, general and administrative	30,574	22,091	3,207	(29,192)	26,680
Marketing and reservation	81,585	70,944	4,326	(67,249)	89,606
Depreciation and amortization	751	1,318	209	—	2,278
Total operating expenses	112,910	94,353	7,742	(96,441)	118,564
Operating income	30,077	3,761	7,334	—	41,172
OTHER INCOME AND EXPENSES, NET:
Interest expense	10,168	1	2	—	10,171
Equity in earnings of consolidated subsidiaries	(10,926)	61	—	10,865	—
Other items, net	(428)	(67)	(32)	—	(527)
Total other income and expenses, net	(1,186)	(5)	(30)	10,865	9,644
Income from continuing operations before income taxes	31,263	3,766	7,364	(10,865)	31,528
Income taxes	8,153	1,804	102	—	10,059
Income from continuing operations, net of income taxes	23,110	1,962	7,262	(10,865)	21,469
Income (loss) from discontinued operations, net of income taxes	—	1,641	—	—	1,641
Net income	$23,110	$3,603	$7,262	$(10,865)	$23,110

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Three Months Ended March 31, 2013
(Unaudited, in thousands)

	Parent (Restated)	Guarantor Subsidiaries (Restated)	Non-Guarantor Subsidiaries (Restated)	Eliminations (Restated)	Consolidated (Restated)
REVENUES:
Royalty fees	$50,416	$24,205	$9,387	$(27,900)	$56,108
Initial franchise and relicensing fees	3,568	—	209	—	3,777
Procurement services	3,800	—	150	—	3,950
Marketing and reservation	71,045	76,163	4,547	(69,432)	82,323
Other	1,788	—	225	—	2,013
Total revenues	130,617	100,368	14,518	(97,332)	148,171
OPERATING EXPENSES:
Selling, general and administrative	29,284	21,988	3,296	(27,900)	26,668
Marketing and reservation	73,592	73,162	5,001	(69,432)	82,323
Depreciation and amortization	714	1,127	200	—	2,041
Total operating expenses	103,590	96,277	8,497	(97,332)	111,032
Operating income	27,027	4,091	6,021	—	37,139
OTHER INCOME AND EXPENSES, NET:
Interest expense	10,736	33	1	—	10,770
Equity in earnings of consolidated subsidiaries	(8,445)	—	—	8,445	—
Other items, net	(548)	(711)	46	—	(1,213)
Total other income and expenses, net	1,743	(678)	47	8,445	9,557
Income from continuing operations before income taxes	25,284	4,769	5,974	(8,445)	27,582
Income taxes	5,541	2,078	187	—	7,806
Income from continuing operations, net of income taxes	19,743	2,691	5,787	(8,445)	19,776
Income (loss) from discontinued operations, net of income taxes	—	(33)	—	—	(33)
Net income	$19,743	$2,658	$5,787	$(8,445)	$19,743

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2014
(Unaudited, in thousands)

	Parent (Restated)	Guarantor Subsidiaries (Restated)	Non-Guarantor Subsidiaries (Restated)	Eliminations (Restated)	Consolidated (Restated)

Net income	$23,110	$3,603	$7,262	$(10,865)	$23,110
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	215	—	—	—	215
Foreign currency translation adjustment	521	—	521	(521)	521
Other comprehensive income (loss), net of tax	736	—	521	(521)	736
Comprehensive income	$23,846	$3,603	$7,783	$(11,386)	$23,846

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2013
(Unaudited, in thousands)

	Parent (Restated)	Guarantor Subsidiaries (Restated)	Non-Guarantor Subsidiaries (Restated)	Eliminations (Restated)	Consolidated (Restated)

Net income (loss)	$19,743	$2,658	$5,787	$(8,445)	$19,743
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	215	—	—	—	215
Foreign currency translation adjustment	(245)	—	(245)	245	(245)
Other comprehensive income (loss), net of tax	(30)	—	(245)	245	(30)
Comprehensive income	$19,713	$2,658	$5,542	$(8,200)	$19,713

Choice Hotels International, Inc.
Condensed Consolidating Balance Sheet
As of March 31, 2014
(Unaudited, in thousands)

	Parent (Restated)	Guarantor Subsidiaries (Restated)	Non-Guarantor Subsidiaries (Restated)	Eliminations (Restated)	Consolidated (Restated)
ASSETS
Cash and cash equivalents	$10,363	$298	$164,217	$—	$174,878
Receivables, net	89,770	1,735	8,642	—	100,147
Other current assets	24,499	42,348	1,224	(3,274)	64,797
Total current assets	124,632	44,381	174,083	(3,274)	339,822
Property and equipment, at cost, net	11,114	46,204	950	—	58,268
Goodwill	60,620	5,193	—	—	65,813
Franchise rights and other identifiable intangibles, net	6,017	1,941	1,246	—	9,204
Advances, marketing and reservation activities	160	—	—	—	160
Notes receivable, net of allowances	13,182	19,282	1,759	—	34,223
Investments, employee benefit plans, at fair value	—	16,852	—	—	16,852
Investment in affiliates	390,232	30,299	—	(420,531)	—
Advances to affiliates	12,408	188,294	10,999	(211,701)	—
Deferred income taxes	—	8,536	903	(9,439)	—
Other assets	8,826	13,405	33,022	—	55,253
Total assets	$627,191	$374,387	$222,962	$(644,945)	$579,595
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$6,219	$34,219	$4,380	$—	$44,818
Accrued expenses	19,462	15,828	1,929	—	37,219
Deferred revenue	12,057	56,303	795	—	69,155
Current portion of long-term debt	10,312	703	11	—	11,026
Deferred compensation and retirement plan obligations	—	573	—	—	573
Other current liabilities	—	8,740	—	(3,274)	5,466
Total current liabilities	48,050	116,366	7,115	(3,274)	168,257
Long-term debt	791,150	4,332	15	—	795,497
Deferred compensation & retirement plan obligations	—	22,378	9	—	22,387
Advances from affiliates	203,922	354	7,425	(211,701)	—
Other liabilities	23,203	17,992	832	(9,439)	32,588
Total liabilities	1,066,325	161,422	15,396	(224,414)	1,018,729
Total shareholders’ (deficit) equity	(439,134)	212,965	207,566	(420,531)	(439,134)
Total liabilities and shareholders’ deficit	$627,191	$374,387	$222,962	$(644,945)	$579,595

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

Choice Hotels International, Inc.
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2013
(Unaudited, in Thousands)

	Parent	Guarantor Subsidiaries (Restated)	Non-Guarantor Subsidiaries	Eliminations	Consolidated (Restated)

Net cash provided by operating activities	$(17,180)	$8,182	$9,593	$—	$595

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(2,328)	(11,687)	(80)	—	(14,095)
Equity method investments	—	—	(1,000)	—	(1,000)
Collections of mezzanine and other notes receivable	19	—	—	—	19
Purchases of investments, employee benefit plans	—	(1,242)	—	—	(1,242)
Proceeds from sales of investments, employee benefit plans	—	3,882	—	—	3,882
Advances to and investments in affiliates	(1,000)	—	—	1,000	—
Other items, net	(101)	—	—	—	(101)
Net cash provided (used) in investing activities	(3,410)	(9,047)	(1,080)	1,000	(12,537)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings pursuant to revolving credit facility	18,000	—	—	—	18,000
Principal payments on long-term debt	(1,875)	(166)	(5)	—	(2,046)
Purchase of treasury stock	(3,634)	—	—	—	(3,634)
Dividends paid	(503)	—	—	—	(503)
Excess tax benefits from stock-based compensation	—	952	—	—	952
Proceeds from contributions from affiliates	—	—	1,000	(1,000)	—
Proceeds from exercise of stock options	5,367	—	—	—	5,367
Net cash provided (used) by financing activities	17,355	786	995	(1,000)	18,136
Net change in cash and cash equivalents	(3,235)	(79)	9,508	—	6,194
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(146)	—	(146)
Cash and cash equivalents at beginning of period	8,420	407	125,350	—	134,177
Cash and cash equivalents at end of period	$5,185	$328	$134,712	$—	$140,225

15.	Reportable Segment Information (restated)

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
The following table presents the financial information for the Company's segments:

	Three Months Ended March 31, 2014 (Restated)				Three Months Ended March 31, 2013 (Restated)
(In thousands)	Franchising	SkyTouch Technology	Corporate & Other	Consolidated	Franchising	SkyTouch Technology	Corporate & Other	Consolidated
Revenues	$159,683	$53	$—	$159,736	$148,171	$—	$—	$148,171
Operating income (loss)	$54,210	$(3,506)	$(9,532)	$41,172	$50,358	$(1,805)	$(11,414)	$37,139
Income (loss) from continuing operations before income taxes	$54,219	$(3,506)	$(19,185)	$31,528	$50,281	$(1,805)	$(20,894)	$27,582

16.	Commitments and Contingencies
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

•
The Company has a property improvement incentive program for its domestic Comfort Inn and Comfort Suites hotels to incent hotel owners to renovate their properties to accelerate improvement of the brand's product quality and consistency, guest satisfaction and brand performance. The Company has committed to provide financing in the form of forgivable promissory notes to qualifying domestic hotels for a portion of their Company approved and completed property improvement expenses. Financing will be provided upon the completion and Company certification of the renovations. At March 31, 2014, the Company had commitments to extend $31.1 million for this purpose provided certain conditions are met by its franchisees. These commitments are expected to be funded in the next twelve months.

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

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Revenues
Hotel operations	$690	$956
Total revenues	690	956
Expenses
Hotel operations	662	875
Depreciation and amortization	—	134
Total operating expenses	662	1,009
Operating income (loss)	28	(53)
Gain on disposal of discontinued operations	2,581	—
Income (loss) from discontinued operations before income taxes	2,609	(53)
Income tax (benefit)	968	(20)
Income (loss) from discontinued operations	$1,641	$(33)

	As of March 31, 2014	As of December 31, 2013
	(In thousands)
Cash	$274	$550
Receivables, net	67	106
Other current assets (includes assets held for sale totaling $2,723 at March 31, 2014)	2,870	223
Income taxes receivable	—	20
Total current assets	3,211	899
Property and equipment, at cost, net	—	8,816
Total assets	$3,211	$9,715

Accounts payable	$225	$425
Accrued expenses	10	10
Income taxes payable	968	—
Total liabilities	$1,203	$435

Net assets of discontinued operations	$2,008	$9,280

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
Our Company generates revenues, income and cash flows primarily from initial, relicensing and continuing royalty fees attributable to our franchise agreements. Revenues are also generated from qualified vendor arrangements, hotel operations and other sources. The hotel industry is seasonal in nature. For most hotels, demand is lower in December through March than during the remainder of the year. Our principal source of revenues is franchise fees based on the gross room revenues of our franchised properties. The Company's franchise fee revenues reflect the industry's seasonality and historically have been lower in the first and fourth quarter than in the second, third quarters.
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
Calculation of Franchising Revenues

	Three Months Ended March 31,
	(in thousands)
	2014 (Restated)	2013 (Restated)
Franchising Revenues:
Total Revenues	$159,736	$148,171
Adjustments:
Marketing and reservation system revenues	(89,606)	(82,323)
SkyTouch division	(53)	—
Franchising Revenues	$70,077	$65,848

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

Calculation of Adjusted EBITDA

	Three Months Ended March 31,
	(in thousands)
	2014 (Restated)	2013 (Restated)
Adjusted EBITDA:
Income from continuing operations, net of income taxes	$21,469	$19,776
Income taxes	10,059	7,806
Interest expense	10,171	10,770
Interest income	(503)	(644)
Other (gains) and losses	(59)	(710)
Equity in net loss of affiliates	35	141
Depreciation and amortization	2,278	2,041
Adjusted EBITDA	$43,450	$39,180

Operations Review
Comparison of Operating Results for the Three-Month Periods Ended March 31, 2014 and 2013

Summarized financial results for the three months ended March 31, 2014 and 2013 are as follows:

(in thousands, except per share amounts)	2014 (Restated)	2013 (Restated)
REVENUES:
Royalty fees	$58,540	$56,108
Initial franchise and relicensing fees	3,740	3,777
Procurement services	4,778	3,950
Marketing and reservation	89,606	82,323
Other	3,072	2,013
Total revenues	159,736	148,171
OPERATING EXPENSES:
Selling, general and administrative	26,680	26,668
Depreciation and amortization	2,278	2,041
Marketing and reservation	89,606	82,323
Total operating expenses	118,564	111,032
Operating income	41,172	37,139
OTHER INCOME AND EXPENSES, NET:
Interest expense	10,171	10,770
Interest income	(503)	(644)
Other (gains) and losses	(59)	(710)
Equity in net loss of affiliates	35	141
Total other income and expenses, net	9,644	9,557
Income from continuing operations before income taxes	31,528	27,582
Income taxes	10,059	7,806
Income from continuing operations, net of income taxes	21,469	19,776
Income (loss) from discontinued operations, net of income taxes	1,641	(33)
Net income	$23,110	$19,743

Results of Operations
The Company recorded income from continuing operations, net of income taxes of $21.5 million for the three month period ended March 31, 2014, a $1.7 million, or 9% increase from the same period of the prior year. The increase in income from continuing operations primarily reflects a $4.0 million increase in operating income partially offset by an increase in the Company's effective income tax rate from continuing operations from 28.3% for the three month period ended March 31, 2013 to 31.9% for the three month period ended March 31, 2014.
Operating income increased $4.0 million as the Company's franchising revenues increased by $4.2 million or 6.4%. Adjusted EBITDA for the three months ended March 31, 2014 increased $4.3 million or 10.9% to $43.5 million. The key drivers of these fluctuations are described in more detail below.
Franchising Revenues: Franchising revenues were $70.1 million for the three months ended March 31, 2014 compared to $65.8 million for the three months ended March 31, 2013, an increase of 6%. The increase in franchising revenues is primarily due to a $2.4 million or 4% increase in royalty revenues, a $0.8 million increase in procurement services revenues and a $1.1 million increase in other revenues.
Royalty Fees
Domestic royalty fees for the three months ended March 31, 2014 increased $2.7 million to $53.2 million, an increase of 5% compared to the three months ended March 31, 2013. The increase in royalties is attributable to a combination of factors including a 6.0% increase in RevPAR and a 1.6% increase in the number of domestic franchised hotel rooms open. These increases were partially offset by a 4 basis point decline in the effective royalty rate from 4.37% to 4.33%. System-wide

RevPAR increased due to a combination of a 1.8% increase in average daily rates and a 210 basis point increase in occupancy rates.
A summary of the Company's domestic franchised hotels operating information is as follows:

	For the Three Months Ended March 31, 2014* (Restated)			For the Three Months Ended March 31, 2013* (Restated)			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$79.22	54.8%	$43.40	$77.75	52.5%	$40.81	1.9%	230	bps	6.3%
Comfort Suites	86.84	60.8%	52.84	84.92	58.5%	49.64	2.3%	230	bps	6.4%
Sleep	72.87	55.6%	40.49	71.09	53.4%	37.95	2.5%	220	bps	6.7%
Quality	67.53	49.6%	33.50	66.30	47.3%	31.37	1.9%	230	bps	6.8%
Clarion	70.95	48.8%	34.61	70.59	46.2%	32.60	0.5%	260	bps	6.2%
Econo Lodge	52.67	44.3%	23.32	52.28	42.6%	22.28	0.7%	170	bps	4.7%
Rodeway	51.21	49.4%	25.32	49.18	46.6%	22.94	4.1%	280	bps	10.4%
MainStay	70.76	64.8%	45.83	70.05	62.2%	43.60	1.0%	260	bps	5.1%
Suburban	43.23	70.3%	30.38	42.17	69.5%	29.31	2.5%	80	bps	3.7%
Ascend Hotel Collection	111.34	58.2%	64.75	117.67	61.5%	72.31	(5.4)%	(330)	bps	(10.5)%
Total	$71.94	52.7%	$37.92	$70.70	50.6%	$35.77	1.8%	210	bps	6.0%
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
International rooms open and operating increased 0.2% to 104,735 as of March 31, 2014 from 104,474 as of March 31, 2013. The total number of international hotels declined 1.7% from 1,173 as of March 31, 2013 to 1,153 as of March 31, 2014. Despite the increase in open rooms, international royalties decreased by $0.3 million or 5% from the first quarter of 2013 to $5.4 million for the same period of 2014. The decline in royalties was primarily the result of unfavorable foreign currency fluctuations in the countries in which we operate.
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
A summary of executed domestic franchise agreements by brand for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	3	3	6	3	5	8	—%	(40)%	(25)%
Comfort Suites	1	—	1	2	2	4	(50)%	(100%)	(75)%
Sleep	4	—	4	1	—	1	300%	NM	300%
Quality	1	10	11	—	19	19	NM	(47)%	(42)%
Clarion	—	2	2	—	3	3	NM	(33)%	(33)%
Econo Lodge	—	6	6	—	8	8	NM	(25)%	(25)%
Rodeway	1	15	16	—	9	9	NM	67%	78%
MainStay	4	—	4	1	—	1	300%	NM	300%
Suburban	1	1	2	—	1	1	NM	—%	100%
Ascend Hotel Collection	3	3	6	2	26	28	50%	(88)%	(79)%
Cambria Suites	1	—	1	1	—	1	—%	NM	—%
Total Domestic System	19	40	59	10	73	83	90%	(45)%	(29)%
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
Selling, General and Administrative Expenses: The cost to operate the business is reflected in SG&A on the consolidated statements of income. SG&A expenses were consistent from year to year as SG&A was $26.7 million for both the three months ended March 31, 2014 and 2013.
SG&A expenses for the three months ended March 31, 2014 and 2013 include approximately $3.3 million and $1.8 million, respectively related to the Company's SkyTouch division. The increase in expenses related to SkyTouch primarily reflects increased investment in the division's sales and marketing efforts and product development.
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

Total marketing and reservation system revenues increased 9% from $82.3 million for the three months ended March 31, 2013 to $89.6 million for the three months ended March 31, 2014. The increase in revenues was primarily due to improved system fees resulting from system growth and RevPAR increases and increasing revenues from the Choice Privileges loyalty program resulting from the growth in program membership. Depreciation and amortization attributable to marketing and reservation activities was $3.8 million and $4.0 million for the three months ended March 31, 2014 and 2013, respectively. Interest expense attributable to marketing and reservation activities was approximately $0.6 million and $0.9 million for the three months ended March 31, 2014 and 2013, respectively.
As of March 31, 2014 and December 31, 2013, the Company's balance sheets include deferred costs of $0.2 million and $5.8 million, respectively, from cumulative marketing and reservation expenses incurred in excess of cumulative marketing and reservations system fee revenues earned. During the three months ended March 31, 2014, the Company collected $5.6 million of marketing and reservation revenues in excess of expenses incurred as compared to the Company expending $4.2 million in excess of revenues earned in the same period of 2013. The fees collected in excess of expenses incurred were utilized to reimburse the Company for a portion of the outstanding cumulative advances for marketing and reservation activities. This resulted in expense recognition of an equivalent amount of previously unrecognized costs. The increase in the excess fees collected in the first quarter of 2014 over 2013 primarily reflects increased revenues related to the growth of the number of units and RevPAR in the franchise system as well as the timing of advertising programs compared to the prior year.
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
Income taxes: The Company’s effective income tax rates for continuing operations were 31.9%  and 28.3% for the three months ended March 31, 2014 and March 31, 2013, respectively. The effective income tax rate for the three months ended March 31, 2014 and 2013 were lower than the U.S federal income tax rate of 35% due to the recurring impact of foreign operations, partially offset by state income taxes. The effective income tax rate for the three months ended March 31, 2013 was further reduced by the settlement of unrecognized tax positions and by legislation retroactively extending the U.S. controlled foreign corporation look-through rules.
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
Net Income and Diluted EPS: Diluted EPS increased 15% to $0.39 for the three months ended March 31, 2014 from $0.34 for the same period of the prior year. During the first quarter of 2014 continuing and discontinued operations contributed $0.36 and $0.03, respectively, to diluted EPS. During the first quarter 2013, continuing operations and discontinued operations contributed $0.34 and $0.00, respectively, to diluted EPS. The increase in diluted EPS in 2014 over 2013 primarily reflects the items discussed above.

Liquidity and Capital Resources
Operating Activities
During the three months ended March 31, 2014, net cash provided by operating activities totaled $5.3 million compared to $0.6 million during the three months ended March 31, 2013, an increase of $4.7 million. The increase in cash flows from operating activities primarily reflects an increase in operating income, a $9.9 million improvement in cash flows from marketing and reservation activities, a decline in management incentive plan compensation payments related to prior year accruals partially offset by a $1.9 million increase in net disbursements to franchisees for property improvements and other purposes utilizing forgivable notes receivable and the timing of trade receivable collections.
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
Net cash provided by marketing and reservation activities totaled $10.9 million during the three months ended March 31, 2014 compared to $1.0 million during the three months ended March 31, 2013. The increase in cash provided by marketing and reservation activities primarily reflects improved system fees resulting from system growth and RevPAR increases, improved financial performance of the Company's loyalty programs and the timing of certain advertising and brand programs. Based on the current economic conditions, the Company expects marketing and reservation activities to provide cash flows from operations ranging between $18 million and $22 million in 2014.
Investing Activities
Cash provided by (utilized for) investing activities totaled $1.0 million and $(12.5) million for the three months ended March 31, 2014 and 2013, respectively. The increase in cash provided by investing activities for the three months ended March 31, 2014 compared to a use of cash in the prior year primarily reflects a decline in capital expenditures and $8.7 million related to the proceeds of selling two of the three Company owned MainStay Suites hotels.
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
During the three months ended March 31, 2014 and 2013, capital expenditures totaled $3.0 million and $14.1 million, respectively. The decline in capital expenditures from 2013 primarily reflect tenant improvements related to the relocation of the Company's corporate headquarters incurred during the prior year.
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
At March 31, 2014, the Company maintained a total leverage ratio of approximately 3.31x, a maximum secured leverage ratio of 0.62x and a minimum fixed charge coverage ratio of approximately 5.78x. At March 31, 2014, the Company was in compliance with all covenants under the Credit Facility.
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

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), as of the end of the period covered by this quarterly report as required by Rules 13a-15(b) or 15d-15(b) under the Exchange Act. Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. At the time that our Quarterly Report on Form 10-Q for the period ended March 31, 2014 was filed on May 8, 2014, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2014. Subsequent to that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2014 due to the material weakness in internal control over financial reporting related to the Revenue Recognition Methodology for Royalty and Certain Marketing and Reservation Fees Revenues discussed below.

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