Form 10-Q
period 2014-09-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2014-11-07
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

CLASS	SHARES OUTSTANDING AT SEPTEMBER 30, 2014
Common Stock, Par Value $0.01 per share	58,182,157

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
REVENUES:
Royalty fees	$86,091	$79,460	$222,301	$208,206
Initial franchise and relicensing fees	4,299	4,650	12,761	12,843
Procurement services	5,495	4,708	18,293	16,204
Marketing and reservation	115,653	124,809	309,025	311,204
Other	3,630	3,091	10,188	7,362
Total revenues	215,168	216,718	572,568	555,819

OPERATING EXPENSES:
Selling, general and administrative	30,236	26,409	88,329	82,808
Depreciation and amortization	2,293	2,272	6,903	6,701
Marketing and reservation	115,653	124,809	309,025	311,204
Total operating expenses	148,182	153,490	404,257	400,713

Operating income	66,986	63,228	168,311	155,106
OTHER INCOME AND EXPENSES, NET:
Interest expense	10,495	10,757	31,376	32,334
Interest income	(355)	(676)	(1,205)	(1,979)
Other (gains) and losses	375	(703)	(158)	(1,266)
Equity in net (income) loss of affiliates	513	(421)	578	(340)
Total other income and expenses, net	11,028	8,957	30,591	28,749
Income from continuing operations before income taxes	55,958	54,271	137,720	126,357
Income taxes	16,542	15,698	41,556	36,384
Income from continuing operations, net of income taxes	39,416	38,573	96,164	89,973
Income (loss) from discontinued operations, net of income taxes	(51)	143	1,711	293
Net income	$39,365	$38,716	$97,875	$90,266

Basic earnings per share
Continuing operations	$0.67	$0.66	$1.65	$1.54
Discontinued operations	—	—	0.03	—
	$0.67	$0.66	$1.68	$1.54
Diluted earnings per share
Continuing operations	$0.67	$0.65	$1.63	$1.53
Discontinued operations	—	0.01	0.03	—
	$0.67	$0.66	$1.66	$1.53

Cash dividends declared per share	$0.185	$0.185	$0.555	$0.555

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED, IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$39,365	$38,716	$97,875	$90,266
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	215	215	646	646
Foreign currency translation adjustment	(1,387)	524	(357)	(1,803)
Other comprehensive income (loss), net of tax	(1,172)	739	289	(1,157)
Comprehensive income	$38,193	$39,455	$98,164	$89,109

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED, IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	September 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$244,392	$167,795
Receivables (net of allowance for doubtful accounts of $11,443 and $12,187, respectively)	109,748	82,385
Deferred income taxes	26,258	26,684
Investments, employee benefit plans, at fair value	211	400
Other current assets	24,817	29,710
Total current assets	405,426	306,974
Property and equipment, at cost, net	58,381	67,852
Goodwill	65,813	65,813
Franchise rights and other identifiable intangibles, net	7,516	9,953
Advances, marketing and reservation activities	—	5,844
Notes receivable, net of allowances	35,045	31,872
Investments, employee benefit plans, at fair value	16,845	15,950
Deferred income taxes	14,498	—
Other assets	60,663	52,164
Total assets	$664,187	$556,422
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$64,110	$41,663
Accrued expenses	46,781	56,625
Deferred revenue	65,839	61,188
Current portion of long-term debt	11,967	10,088
Deferred compensation and retirement plan obligations	620	2,492
Income taxes payable	10,140	2,282
Total current liabilities	199,457	174,338
Long-term debt	774,756	783,471
Deferred compensation and retirement plan obligations	23,118	22,527
Deferred income taxes	—	5,149
Other liabilities	63,871	23,808
Total liabilities	1,061,202	1,009,293
Commitments and Contingencies
Common stock, $0.01 par value, 160,000,000 shares authorized; 95,065,638 shares issued at September 30, 2014 and December 31, 2013 and 58,182,157 and 58,638,863 shares outstanding at September 30, 2014 and December 31, 2013, respectively	582	586
Additional paid-in-capital	123,251	117,768
Accumulated other comprehensive loss	(5,928)	(6,217)
Treasury stock (36,883,481 and 36,426,775 shares at September 30, 2014 and December 31, 2013, respectively), at cost	(933,180)	(918,031)
Retained earnings	418,260	353,023
Total shareholders’ deficit	(397,015)	(452,871)
Total liabilities and shareholders’ deficit	$664,187	$556,422
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED, IN THOUSANDS)

	Nine Months Ended
	September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$97,875	$90,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,903	7,094
Gain on sale of assets	(2,809)	—
Provision for bad debts, net	1,676	2,264
Non-cash stock compensation and other charges	8,093	8,635
Non-cash interest and other (income) loss	1,836	1,057
Deferred income taxes	(19,216)	(351)
Dividends received from equity method investments	1,101	1,109
Equity in net (income) loss of affiliates	578	(340)
Changes in assets and liabilities:
Receivables	(30,497)	(26,635)
Advances to/from marketing and reservation activities, net	60,187	29,712
Forgivable notes receivable, net	(8,776)	(5,722)
Accounts payable	21,845	1,280
Accrued expenses	(11,082)	(22,757)
Income taxes payable/receivable	7,981	24,107
Deferred revenue	4,751	(9,686)
Other assets	(1,125)	(2,395)
Other liabilities	(943)	8,851
Net cash provided by operating activities	138,378	106,489
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(11,886)	(27,922)
Proceeds from sales of assets	15,612	—
Equity method investments	(14,362)	(3,761)
Purchases of investments, employee benefit plans	(1,520)	(1,845)
Proceeds from sales of investments, employee benefit plans	966	4,052
Issuance of mezzanine and other notes receivable	(3,340)	—
Collections of mezzanine and other notes receivable	9,832	224
Other items, net	(592)	(578)
Net cash used in investing activities	(5,290)	(29,830)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments pursuant to revolving credit facility	—	(27,500)
Principal payments on long-term debt	(7,110)	(6,158)
Proceeds from the issuance of long-term debt	226	3,360
Purchases of treasury stock	(23,757)	(3,684)
Dividends paid	(32,767)	(22,026)
Excess tax benefits from stock-based compensation	2,297	1,216
Proceeds from exercise of stock options	4,984	6,677
Net cash used in financing activities	(56,127)	(48,115)
Net change in cash and cash equivalents	76,961	28,544
Effect of foreign exchange rate changes on cash and cash equivalents	(364)	(1,583)
Cash and cash equivalents at beginning of period	167,795	134,177
Cash and cash equivalents at end of period	$244,392	$161,138
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Income taxes, net of refunds	$51,600	$12,990
Interest	$40,126	$42,244
Non-cash investing and financing activities:
Dividends declared but not paid	$10,764	$10,773
Issuance of common stock pursuant to share based compensation plans	$8,173	$9,695
Equity method investments	$2,797	$—
Investment in property and equipment acquired in accounts payable	$890	$763

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
The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2013 and notes thereto included in the Company’s Amended Form 10-K, filed with the SEC on November 3, 2014 (the "10-K"). Interim results are not necessarily indicative of the entire year results. All inter-company transactions and balances between Choice Hotels International, Inc. and its subsidiaries have been eliminated in consolidation.
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

Discontinued Operations
In the first quarter of 2014, the Company's management approved a plan to dispose of the three Company owned Mainstay Suites hotels. As a result, the Company has reported the operations related to these three hotels as discontinued operations in this Quarterly Report on Form 10-Q. The Company's results of operations for the comparative prior year periods have also been retroactively revised to account for these operations as discontinued. For additional information regarding discontinued operations, see Note 17, Discontinued Operations.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. As of September 30, 2014 and December 31, 2013, $8.4 million and $5.0 million, respectively, of book overdrafts representing outstanding checks in excess of funds on deposit are included in accounts payable in the accompanying consolidated balance sheets.
The Company maintains cash balances in domestic banks, which at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation. In addition, as of September 30, 2014, the Company maintains cash balances of $180.6 million in international banks which do not provide deposit insurance.
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

2. Other Current Assets
Other current assets consist of the following:

	September 30, 2014	December 31, 2013
	(in thousands)
Notes receivable, net of allowances (See Note 3)	$7,287	$12,816
Prepaid expenses	14,329	13,746
Other current assets	3,201	3,148
Total	$24,817	$29,710

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
The following table shows the composition of our notes receivable balances:

	September 30, 2014			December 31, 2013
	(in thousands)			(in thousands)
Credit Quality Indicator	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Total	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Total
Senior	$—	$10,150	$10,150	$—	$18,052	$18,052
Subordinated	—	14,867	14,867	—	14,152	14,152
Unsecured	25,660	4,071	29,731	20,625	3,405	24,030
Total notes receivable	25,660	29,088	54,748	20,625	35,609	56,234
Allowance for losses on non-impaired loans	1,951	1,570	3,521	1,650	1,607	3,257
Allowance for losses on receivables specifically evaluated for impairment	547	8,348	8,895	—	8,289	8,289
Total loan reserves	2,498	9,918	12,416	1,650	9,896	11,546
Net carrying value	$23,162	$19,170	$42,332	$18,975	$25,713	$44,688
Current portion, net	$65	$7,222	$7,287	$361	$12,455	$12,816
Long-term portion, net	23,097	11,948	35,045	18,614	13,258	31,872
Total	$23,162	$19,170	$42,332	$18,975	$25,713	$44,688

The Company classifies notes receivable due within one year as other current assets in the Company’s consolidated balance sheets.
The following table summarizes the activity related to the Company’s Forgivable Notes Receivable and Mezzanine and Other Notes Receivable allowance for losses for the nine months ended September 30, 2014:

	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable
	(in thousands)
Beginning balance	$1,650	$9,896
Provisions	1,253	102
Recoveries	(208)	(80)
Write-offs	(217)	—
Other(1)	20	—
Ending balance	$2,498	$9,918

(1) Consists of default rate assumption changes

Forgivable Notes Receivable
As of September 30, 2014 and December 31, 2013, the unamortized balance of the Company's forgivable notes receivable totaled $25.7 million and $20.6 million, respectively. The Company recorded an allowance for credit losses on these forgivable notes receivable of $2.5 million and $1.7 million at September 30, 2014 and December 31, 2013, respectively. Amortization expense included in the accompanying consolidated statements of income related to the notes for the three months ended September 30, 2014 and 2013 was $1.2 million and $1.1 million, respectively. Amortization expense for the nine months ended September 30, 2014 and 2013 was $3.6 million and $3.0 million, respectively.

Past due balances of forgivable notes receivable are as follows:

	30-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
	(in thousands)
As of September 30, 2014
Forgivable Notes	$—	$1,277	$1,277	$24,383	$25,660
	$—	$1,277	$1,277	$24,383	$25,660

As of December 31, 2013
Forgivable Notes	$—	$—	$—	$20,625	$20,625
	$—	$—	$—	$20,625	$20,625
Mezzanine and Other Notes Receivable
The Company determined that approximately $11.8 million and $12.5 million of its mezzanine and other notes receivable were impaired at September 30, 2014 and December 31, 2013, respectively. The Company recorded allowance for credit losses on these impaired loans at September 30, 2014 and December 31, 2013 totaling $8.3 million and $8.3 million, respectively, resulting in a carrying value of impaired loans of $3.4 million and $4.2 million, respectively. For the nine months ended September 30, 2014 and 2013, the average mezzanine and other notes receivable on non-accrual status was approximately $12.2 million and $13.2 million, respectively. The Company recognized approximately $11 thousand and $87 thousand of interest income on impaired loans during the three and nine months ended September 30, 2014, respectively, on the cash basis. The Company recognized approximately $81 thousand and $0.2 million of interest on impaired loans during the three and nine months ended September 30, 2013. The Company provided loan reserves on non-impaired loans totaling $1.6 million at both September 30, 2014 and December 31, 2013.
Past due balances of mezzanine and other notes receivable by credit quality indicators are as follows:

	30-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
	(in thousands)
As of September 30, 2014
Senior	$—	$—	$—	$10,150	$10,150
Subordinated	—	10,986	10,986	3,881	14,867
Unsecured	—	47	47	4,024	4,071
	$—	$11,033	$11,033	$18,055	$29,088
As of December 31, 2013
Senior	$—	$—	$—	$18,052	$18,052
Subordinated	—	9,629	9,629	4,523	14,152
Unsecured	—	47	47	3,358	3,405
	$—	$9,676	$9,676	$25,933	$35,609

Loans Acquired with Deteriorated Credit Quality
On December 2, 2011, the Company acquired an $11.5 million mortgage, held on a franchisee hotel asset, from a financial institution for $7.9 million. At the time of acquisition, the Company determined that it would be unable to collect all contractually required payments under the original mortgage terms. The contractually required payments receivable, including principal and interest, under the terms of the acquired mortgage totaled $12.0 million. During the nine months ended September 30, 2014, the borrower repaid the Company an amount equal to its original loan acquisition cost of $7.9 million and the Company does not expect to receive further payments. At December 31, 2013, the carrying amount of this loan, which is reported under senior mezzanine and other notes receivables, was $7.9 million and there was no allowance for uncollectible amounts. The Company's accretable yield at acquisition was $1.8 million or 7.36% and a reconciliation of the accretable yield for the nine months ended September 30, 2014 is as follows:

Accretable Yield
(in thousands)
Beginning balance	$582
Additions	—
Accretion	(143)
Disposals	(439)
Reclassifications from nonaccretable yield	—
Ending balance	$—

4.	Marketing and Reservation Activities
The Company’s franchise agreements require the payment of franchise fees, which include marketing and reservation system fees. The Company is obligated to use the marketing and reservation system revenues it collects from the current franchisees comprising its various hotel brands to provide marketing and reservation services appropriate to support the operation of the overall system. In discharging its obligation to provide sufficient and appropriate marketing and reservation services, the Company has the right to expend funds in an amount reasonably necessary to ensure the provision of such services, whether or not such amount is currently available to the Company for reimbursement. The franchise agreements provide the Company the right to advance monies to the franchise system when the needs of the system surpass the balances currently available. As a result, expenditures by the Company in support of marketing and reservation services in excess of available revenues are deferred and recorded as an asset in the Company’s financial statements. Conversely, cumulative marketing and reservation system revenues not expended in the current period are deferred and recorded as a liability in the financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements or utilized to reimburse the Company for prior year advances.
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
At September 30, 2014, cumulative marketing and reservation system fees collected exceeded expenses by $39.9 million with the excess reflected as an other long-term liabilities in the accompanying consolidated balance sheets. Depreciation and amortization expense attributable to marketing and reservation activities for the three and nine months ended September 30, 2014 was $4.4 million and $12.4 million, respectively. Depreciation and amortization expense attributable to marketing and reservation activities for the three and nine months ended September 30, 2013 was $3.9 million and $12.0 million, respectively. Interest expense attributable to marketing and reservation activities for the three and nine months ended September 30, 2014 was $0.5 million and $1.5 million, respectively. Interest expense attributable to marketing and reservation activities for the three and nine months ended September 30, 2013 was $0.9 million and $2.8 million, respectively.

5.	Other Assets
Other assets consist of the following:

	September 30, 2014	December 31, 2013
	(in thousands)
Equity method investments	$47,703	$32,257
Deferred financing fees, net	7,763	8,954
Land	4,011	10,097
Other assets	1,186	856
Total	$60,663	$52,164

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

Equity Method Investments - Variable Interest Entities

Equity method investments include investments in joint ventures totaling $44.2 million and $28.9 million at September 30, 2014 and December 31, 2013, respectively that the Company determined to be variable interest entities ("VIEs"). These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Suites hotels in strategic markets. Based on an analysis of who has the power to direct the activities that most significantly impact these entities performance and who has an obligation to absorb losses of these entities or a right to receive benefits from these entities that could potentially be significant to the entity, the Company determined that it is not the primary beneficiary of any of its VIEs. The Company based its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and the relevant development, operating management and financial agreements. Although the Company is not the primary beneficiary of these VIEs, it does exercise significant influence through its equity ownership and as a result the Company's investment in these entities is accounted for under the equity method. For the three and nine months ended September 30, 2014, the Company recognized losses totaling $0.8 million and $0.9 million, respectively from these investments. For the three and nine months ended September 30, 2013, the Company recognized income totaling $81 thousand and $9 thousand, respectively, from these investments. The Company's maximum exposure to losses related to its investments in VIEs is limited to its equity investments as well as certain guarantees described in Note 16 "Commitments and Contingencies" of these financial statements.

6.	Deferred Revenue
Deferred revenue consists of the following:

	September 30, 2014	December 31, 2013
	(in thousands)
Loyalty programs	$58,711	$53,875
Initial, relicensing and franchise fees	4,899	5,354
Procurement service fees	1,419	1,504
Other	810	455
Total	$65,839	$61,188

7.	Debt
Debt consists of the following at:

	September 30, 2014	December 31, 2013
	(in thousands)
$400 million senior unsecured notes with an effective interest rate of 5.94% at September 30, 2014 and December 31, 2013	$400,000	$400,000
$250 million senior unsecured notes with an effective interest rate of 6.19% less discount of $0.4 million at September 30, 2014 and December 31, 2013	249,620	249,572
$350 million senior secured credit facility with an effective interest rate of 2.16% and 2.17% at September 30, 2014 and December 31, 2013, respectively	132,187	138,750
Economic development loans with an effective interest rate of 3.00% at September 30, 2014 and December 31, 2013	3,536	3,360
Capital lease obligations due 2016 with an effective interest rate of 3.18% at September 30, 2014 and December 31, 2013	1,325	1,848
Other notes payable	55	29
Total debt	$786,723	$793,559
Less current portion	11,967	10,088
Total long-term debt	$774,756	$783,471
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
The Credit Facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Credit Facility to be immediately due and payable. At September 30, 2014, the Company was in compliance with all financial covenants under the Credit Facility.
At September 30, 2014, the Company had $132.2 million under the Term Loan and no amounts outstanding under the Revolver. At December 31, 2013, the Company had $138.8 million outstanding under the Term Loan and no amounts outstanding under the Revolver.
Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At September 30, 2014, the Company had been advanced approximately $3.5 million pursuant to these agreements and expects to receive the remaining $0.9 million over the next several years, subject to annual appropriations by the governmental entities. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration of the Company's 10 year corporate headquarters lease in 2023 will be forgiven in full. The advances will be included in long-term debt in the Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all current performance conditions as of September 30, 2014.

8.	Accumulated Other Comprehensive Income (Loss)

The following represents the changes in accumulated other comprehensive loss, net of tax, by component for the nine months ended September 30, 2014:

	Loss on Cash Flow Hedge	Foreign Currency Items	Total
	(in thousands)
Beginning balance, December 31, 2013	$(5,745)	$(472)	$(6,217)
Other comprehensive income (loss) before reclassification	—	(357)	(357)
Amounts reclassified from accumulated other comprehensive income (loss)	646	—	646
Net current period other comprehensive income (loss)	646	(357)	289
Ending balance, September 30, 2014	$(5,099)	$(829)	$(5,928)

The amounts reclassified from accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2014 were reclassified to the following line items in the Company's Consolidated Statements of Income.

Component	Amount Reclassified from Accumulated Other Comprehensive Income(Loss)		Affected Line Item in the Consolidated Statement of Net Income
	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	(in thousands)
Loss on cash flow hedge
Interest rate contract	$215	$646	Interest expense
	—	—	Tax (expense) benefit
	$215	$646	Net of tax

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
In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan ("EDCP") which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust. Prior to January 1, 2010, participants could elect an investment return of either the annual yield of the Moody's Average Corporate Bond Rate Yield Index plus 300 basis points, or a return based on a selection of available diversified investment options. Effective January 1, 2010, the Moody's Average Corporate Bond Rate Yield Index plus 300 basis points is no longer an investment option for salary deferrals made on compensation earned after December 31, 2009. The Company recorded current and long-term deferred compensation liabilities of $9.8 million and $11.3 million, as of

September 30, 2014 and December 31, 2013, respectively, related to these deferrals and credited investment returns. Compensation expense is recorded in SG&A expense on the Company's consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. Compensation expense recorded in SG&A related to the EDCP for the three months ended September 30, 2014 and 2013 was $48 thousand and $0.3 million, respectively. Compensation expense recorded in SG&A related to the EDCP for the nine months ended September 30, 2014 and 2013 was $0.4 million and $0.7 million, respectively.
The Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that partially offset the earnings credited to the participants. The diversified investments held in the trusts totaled $4.4 million and $4.1 million as of September 30, 2014 and December 31, 2013, respectively, and are recorded at their fair value, based on quoted market prices. At September 30, 2014, the Company expects $0.2 million of the assets held in the trusts to be distributed to participants during the next twelve months. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment gains (losses) related to the EDCP during the three months ended September 30, 2014 and 2013 of approximately ($98) thousand and $165 thousand, respectively. The Company recorded investment gains related to the EDCP during the nine months ended September 30, 2014 and 2013 of approximately $41 thousand and $252 thousand, respectively. In addition, the EDCP Plan held shares of the Company's common stock with a market value of $0.2 million at both September 30, 2014 and December 31, 2013, which were recorded as a component of shareholders' deficit.
In 1997, the Company adopted the Choice Hotels International, Inc. Non-Qualified Retirement Savings and Investment Plan ("Non-Qualified Plan"). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. As of September 30, 2014 and December 31, 2013, the Company had recorded a deferred compensation liability of $13.9 million and $13.7 million, respectively, related to these deferrals. Compensation expense is recorded in SG&A expense on the Company's consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. The net increase (decrease) in compensation expense recorded in SG&A related to the Non-Qualified Plan for the three months ended September 30, 2014 and 2013 was $(0.1) million and $0.6 million, respectively. The net increase in compensation expense recorded in SG&A related to the Non-Qualified Plan for the nine months ended September 30, 2014 and 2013 was $0.1 million and $1.3 million, respectively.
The diversified investments held in the trusts were $12.6 million and $12.3 million as of September 30, 2014 and December 31, 2013, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment gains (losses) related to the Non-Qualified Plan during the three months ended September 30, 2014 and 2013 of approximately ($0.3) million and $0.5 million, respectively. The Company recorded investment gains related to the Non-Qualified Plan during the nine months ended September 30, 2014 and 2013 of approximately $0.1 million and $1.1 million, respectively. In addition, the Non-Qualified Plan held shares of the Company's common stock with a market value of $1.3 million and $1.4 million at September 30, 2014 and December 31, 2013, respectively, which are recorded as a component of shareholders' deficit.

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

The Company's policy is to recognize transfers in and transfers out of the three levels of the fair value hierarchy as of the end of each quarterly reporting period. There were no transfers between Level 1, 2 and 3 assets during the three and nine months ended September 30, 2014.
As of September 30, 2014 and December 31, 2013, the Company had the following assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets	(in thousands)
As of September 30, 2014
Money market funds, included in cash and cash equivalents	$50,001	$—	$50,001	$—
Mutual funds(1)	15,641	15,641	—	—
Money market funds(1)	1,415	—	1,415	—
	$67,057	$15,641	$51,416	$—
As of December 31, 2013
Money market funds, included in cash and cash equivalents	$50,001	$—	$50,001	$—
Mutual funds(1)	14,564	14,564	—	—
Money market funds(1)	1,786	—	1,786	—
	$66,351	$14,564	$51,787	$—
________________________

(1)	Included in Investments, employee benefit plans fair value on the consolidated balance sheets.
Other Financial Instruments
The Company believes that the fair value of its current assets and current liabilities approximate their reported carrying amounts due to the short-term nature of these items. In addition, the interest rates of the Company's Credit Facility adjust frequently based on current market rates; accordingly its carrying amount approximates fair value.
The Company estimates the fair value of notes receivable which approximate their carrying value, utilizing an analysis of future cash flows and credit worthiness for similar types of arrangements. Based upon the availability of market data, these notes receivables have been classified as Level 3 fair value measures. The primary sensitivity in these calculations is based on the selection of appropriate interest and discount rates. For further information on the notes receivables, which are included in both other current assets and notes receivable in the consolidated balance sheets, see Note 3.
The fair value of the Company's 2010 and 2012 Senior Notes are classified as Level 2 as the significant inputs are observable in an active market. At September 30, 2014 and December 31, 2013, the 2010 Senior Notes had an approximate fair value of

$271.9 million and $261.3 million, respectively. At September 30, 2014 and December 31, 2013, the 2012 Senior Notes had an approximate fair value of $427.0 million and $416.0 million, respectively.

Fair values estimated are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment.  Settlement of such fair value amounts may not be possible and may not be a prudent management decision.

11.	Income Taxes
The effective income tax rates for income from continuing operations were 29.6% and 28.9% for the three months ended September 30, 2014 and 2013, respectively. The effective income tax rates for income from continuing operations were 30.2% and 28.8% for the nine months ended September 30, 2014 and 2013, respectively. The effective income tax rate for discontinued operations was 37.1% for the three and nine months ended September 30, 2014 and 2013.
The effective income tax rate for continuing operations for the three and nine months ended September 30, 2014 and 2013 were lower than the U.S federal income tax rate of 35% due to the recurring impact of foreign operations, partially offset by state income taxes. The effective income tax rates for the three and nine months ended September 30, 2014 were further reduced by the settlement of unrecognized tax positions. Additionally, the effective income tax rate for the nine months ended September 30, 2013 was also reduced by settlements of unrecognized tax positions and legislation retroactively extending the U.S. controlled foreign corporation look-through rules.

12.	Share-Based Compensation and Capital Stock
Stock Options
No stock options were granted during the three month periods ended September 30, 2014 and 2013. The Company granted 0.7 million and 0.2 million options to certain employees of the Company at a fair value of $5.7 million and $1.7 million for the nine months ended September 30, 2014 and 2013, respectively. The stock options granted by the Company had an exercise price equal to the market price of the Company's common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

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
The aggregate intrinsic value of the stock options outstanding and exercisable at September 30, 2014 was $41.4 million and $32.1 million, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2014 and 2013 was approximately $3.1 million and $0.5 million, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2014 and 2013 was approximately $4.4 million and $3.4 million, respectively.
The Company received approximately $3.4 million and $0.7 million in proceeds from the exercise of 131,808 and 29,008 employee stock options during the three months ended September 30, 2014 and 2013, respectively. The Company received approximately $5.0 million and $6.7 million in proceeds from the exercise of 190,557 and 263,073 employee stock options during the nine month periods ended September 30, 2014 and 2013, respectively.

Restricted Stock
The following table is a summary of activity related to restricted stock grants:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Restricted share grants	2,853	7,646	149,908	223,045
Weighted average grant date fair value per share	$52.59	$39.24	$46.58	$37.65
Aggregate grant date fair value ($000)	$150	$300	$6,983	$8,397
Restricted shares forfeited	13,922	25	18,218	27,953
Vesting service period of shares granted	36 months	36 months	12 - 48 months	12 - 48 months
Grant date fair value of shares vested ($000)	$2,076	$94	$10,280	$8,569
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
The following table is a summary of activity related to PVRSU grants:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Performance vested restricted stock units granted at target	—	—	24,678	58,902
Weighted average grant date fair value per share	$—	$—	$45.59	$36.76
Aggregate grant date fair value ($000)	$—	$—	$1,125	$2,165
Stock units forfeited	3,900	—	3,900	—
Requisite service period	—	—	36 months	22-36 months
During the three months ended September 30, 2014 and 2013, no PVRSU grants vested. During the nine months ended September 30, 2014, a total of 28,886 PVRSU grants vested at a fair value of $1.4 million. These PVRSU grants were initially granted at a target of 18,635 units. However, since the Company achieved 155% of the targeted performance conditions contained in the stock awards granted in prior periods, an additional 10,251 shares were earned and issued.
During the nine months ended September 30, 2013, a total of 39,816 PVRSU grants vested at a fair value of $1.3 million. These PVRSU grants were initially granted at a target of 30,624 units. However, since the Company achieved 130% of the targeted performance conditions contained in the stock awards granted in prior periods, an additional 9,192 shares were earned and issued.

A summary of stock-based award activity as of September 30, 2014 and changes during the nine months ended are presented below:

	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	1,661,952	$26.44		563,345	$36.64	216,342	$37.34
Granted	651,757	$45.59		149,908	$46.58	24,678	$45.59
Performance based leveraging (1)	—	$—		—	$—	10,251	$41.25
Exercised/Vested	(190,557)	$26.16		(214,818)	$35.91	(28,886)	$41.25
Expired	—	$—		—	$—	—	$—
Forfeited	(15,990)	$31.33		(18,218)	$38.50	(3,900)	$36.76
Outstanding at September 30, 2014	2,107,162	$32.35	3.7	480,217	$40.01	218,485	$37.95
Options exercisable at September 30, 2014	1,194,906	$25.15	2.0
_________________________________
(1)PVRSU units outstanding have been increased by 10,251 units due to the Company exceeding the targeted performance conditions contained in PVRSUs granted in prior periods during the nine months ended September 30, 2014.
The components of the Company’s pretax share-based compensation expense and associated income tax benefits are as follows for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Stock options	$0.6	$0.3	$1.7	$1.3
Restricted stock	1.7	2.1	5.5	5.7
Performance vested restricted stock units	0.8	0.5	0.7	1.7
Total	$3.1	$2.9	$7.9	$8.7
Income tax benefits	$1.1	$1.1	$2.9	$3.2
During the nine months ended September 30, 2014, the Company revised its estimate of the projected achievement of various performance conditions that affect the number of PVRSUs that will ultimately vest. As a result, previously recognized share-based compensation costs related to these PVRSUs has been decreased by $0.9 million for the nine months ended September 30, 2014.
Dividends
The Company currently pays a quarterly dividend on its common stock of $0.185 per share, however the declaration of future dividends are subject to the discretion of the board of directors. During the three and nine months ended September 30, 2014, the Company's board of directors declared dividends totaling $0.185 and $0.56 per share or approximately $10.8 million and $32.4 million in the aggregate, respectively.

In addition, during the nine months ended September 30, 2014, the Company recorded dividends totaling $0.4 million related to previously declared dividends that were contingent upon the vesting of performance vested restricted stock units. No dividends on performance vested restricted units were paid during the three months ended September 30, 2014.

Share Repurchases and Redemptions
The Company purchased 0.4 million shares of common stock under the share repurchase program at a total cost of $18.4 million during the three and nine months ended September 30, 2014. These shares were purchased from family members of the Company's largest shareholder at their fair market value.
During the three and nine months ended September 30, 2014, the Company redeemed 15,834 and 110,579 shares of common stock at a total cost of approximately $0.8 million and $5.3 million, respectively, from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were outside the share repurchase program.
Other
Effective January 1, 2014, the Company reduced its reported number of common shares outstanding by 0.3 million shares to address a reconciling item with the Company's share transfer agent.

13.	Earnings Per Share
The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2014	2013	2014	2013

Computation of Basic Earnings Per Share:
Numerator:
Net income from continuing operations	$39,416	$38,573	$96,164	$89,973
Net income (loss) from discontinued operations	(51)	143	1,711	293
Net income	39,365	38,716	97,875	90,266
Income allocated to participating securities	(343)	(377)	(867)	(901)
Net income available to common shareholders	$39,022	$38,339	$97,008	$89,365
Denominator:
Weighted average common shares outstanding – basic	57,932	57,978	57,878	57,884

Basic earnings per share - Continuing operations	$0.67	$0.66	$1.65	$1.54
Basic earnings per share - Discontinued operations	—	—	0.03	—
	$0.67	$0.66	$1.68	$1.54

Computation of Diluted Earnings Per Share:
Numerator:
Net income from continuing operations	$39,416	$38,573	$96,164	$89,973
Net income from discontinued operations	(51)	143	1,711	293
Net income	39,365	38,716	97,875	90,266
Income allocated to participating securities	(340)	(375)	(862)	(898)
Net income available to common shareholders	$39,025	$38,341	$97,013	$89,368
Denominator:
Weighted average common shares outstanding – basic	57,932	57,978	57,878	57,884
Diluted effect of stock options and PVRSUs	524	394	503	383
Weighted average common shares outstanding – diluted	58,456	58,372	58,381	58,267

Diluted earnings per share - Continuing operations	$0.67	$0.65	$1.63	$1.53
Diluted earnings per share - Discontinued operations	—	0.01	0.03	—
	$0.67	$0.66	$1.66	$1.53

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
At September 30, 2014 and 2013, the Company had 2.1 million and 1.8 million outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the period, unless the stock options would be anti-dilutive. For the three and nine months ended September 30, 2014 and 2013, the Company did not exclude any anti-dilutive stock options from the diluted EPS calculation.
PVRSUs are also included in the diluted earnings per share calculation when the performance conditions have been met at the reporting date. However, at September 30, 2014 and 2013, PVRSUs totaling 218,485 and 198,394, respectively, were excluded from the computation since the performance conditions had not been met.

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

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Three Months Ended September 30, 2014
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$79,326	$28,799	$10,829	$(32,863)	$86,091
Initial franchise and relicensing fees	4,125	—	174	—	4,299
Procurement services	5,215	—	280	—	5,495
Marketing and reservation	104,093	106,438	4,981	(99,859)	115,653
Other	3,500	2	128	—	3,630
Total revenues	196,259	135,239	16,392	(132,722)	215,168

OPERATING EXPENSES:
Selling, general and administrative	33,301	26,251	3,547	(32,863)	30,236
Marketing and reservation	109,086	102,108	4,318	(99,859)	115,653
Depreciation and amortization	765	1,383	145	—	2,293
Total operating expenses	143,152	129,742	8,010	(132,722)	148,182

Operating income	53,107	5,497	8,382	—	66,986

OTHER INCOME AND EXPENSES, NET:
Interest expense	10,485	1	9	—	10,495
Equity in earnings of consolidated subsidiaries	(10,760)	554	—	10,206	—
Other items, net	(263)	410	386	—	533
Total other income and expenses, net	(538)	965	395	10,206	11,028

Income from continuing operations before income taxes	53,645	4,532	7,987	(10,206)	55,958
Income taxes	14,280	2,562	(300)	—	16,542
Income from continuing operations, net of income taxes	39,365	1,970	8,287	(10,206)	39,416
Net income (loss) from discontinued operations, net of income taxes	—	(51)	—	—	(51)
Net income	$39,365	$1,919	$8,287	$(10,206)	$39,365

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Three Months Ended September 30, 2013
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$72,915	$25,161	$11,362	$(29,978)	$79,460
Initial franchise and relicensing fees	4,419	—	231	—	4,650
Procurement services	4,375	—	333	—	4,708
Marketing and reservation	112,354	96,672	5,807	(90,024)	124,809
Other	2,778	—	313	—	3,091
Total revenues	196,841	121,833	18,046	(120,002)	216,718
OPERATING EXPENSES:
Selling, general and administrative	30,498	22,417	3,472	(29,978)	26,409
Marketing and reservation	117,480	92,784	4,569	(90,024)	124,809
Depreciation and amortization	828	1,222	222	—	2,272
Total operating expenses	148,806	116,423	8,263	(120,002)	153,490
Operating income	48,035	5,410	9,783	—	63,228
OTHER INCOME AND EXPENSES, NET:
Interest expense	10,691	61	5	—	10,757
Equity in earnings of consolidated subsidiaries	(13,031)	—	—	13,031	—
Other items, net	(577)	(697)	(526)	—	(1,800)
Total other income and expenses, net	(2,917)	(636)	(521)	13,031	8,957
Income from continuing operations before income taxes	50,952	6,046	10,304	(13,031)	54,271
Income taxes	12,236	3,017	445	—	15,698
Income from continuing operations, net of income taxes	38,716	3,029	9,859	(13,031)	38,573
Income from discontinued operations, net of income taxes	—	143	—	—	143
Net income	$38,716	$3,172	$9,859	$(13,031)	$38,716

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2014
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

REVENUES:
Royalty fees	$203,411	$89,773	$33,711	$(104,594)	$222,301
Initial franchise and relicensing fees	12,144	—	617	—	12,761
Procurement services	17,688	—	605	—	18,293
Marketing and reservation	275,203	274,638	14,150	(254,966)	309,025
Other	9,798	3	387	—	10,188
Total revenues	518,244	364,414	49,470	(359,560)	572,568
OPERATING EXPENSES:
Selling, general and administrative	101,012	81,845	10,066	(104,594)	88,329
Marketing and reservation	286,903	263,710	13,378	(254,966)	309,025
Depreciation and amortization	2,272	4,117	514	—	6,903
Total operating expenses	390,187	349,672	23,958	(359,560)	404,257
Operating income	128,057	14,742	25,512	—	168,311
OTHER INCOME AND EXPENSES, NET:
Interest expense	31,356	3	17	—	31,376
Equity in earnings of consolidated subsidiaries	(34,874)	604	—	34,270	—
Other items, net	(988)	(107)	310	—	(785)
Total other income and expenses, net	(4,506)	500	327	34,270	30,591
Income from continuing operations before income taxes	132,563	14,242	25,185	(34,270)	137,720
Income taxes	34,688	6,746	122	—	41,556
Income from continuing operations, net of income taxes	97,875	7,496	25,063	(34,270)	96,164
Income from discontinued operations, net of income taxes	—	1,711	—	—	1,711
Net income	$97,875	$9,207	$25,063	$(34,270)	$97,875

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2013
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

REVENUES:
Royalty fees	$189,559	$84,477	$31,940	$(97,770)	$208,206
Initial franchise and relicensing fees	12,074	—	769	—	12,843
Procurement services	15,559	—	645	—	16,204
Marketing and reservation	275,780	267,404	15,391	(247,371)	311,204
Other	6,581	—	781	—	7,362
Total revenues	499,553	351,881	49,526	(345,141)	555,819
OPERATING EXPENSES:
Selling, general and administrative	94,903	75,799	9,876	(97,770)	82,808
Marketing and reservation	287,436	257,197	13,942	(247,371)	311,204
Depreciation and amortization	2,301	3,775	625	—	6,701
Total operating expenses	384,640	336,771	24,443	(345,141)	400,713
Operating income	114,913	15,110	25,083	—	155,106
OTHER INCOME AND EXPENSES, NET:
Interest expense	32,210	111	13	—	32,334
Equity in earnings of consolidated subsidiaries	(34,691)	—	—	34,691	—
Other items, net	(1,689)	(1,261)	(635)	—	(3,585)
Total other income and expenses, net	(4,170)	(1,150)	(622)	34,691	28,749
Income from continuing operations before income taxes	119,083	16,260	25,705	(34,691)	126,357
Income taxes	28,817	7,317	250	—	36,384
Income from continuing operations, net of income taxes	90,266	8,943	25,455	(34,691)	89,973
Income from discontinued operations, net of income taxes	—	293	—	—	293
Net income	$90,266	$9,236	$25,455	$(34,691)	$90,266

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended September 30, 2014
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net income	$39,365	$1,919	$8,287	$(10,206)	$39,365
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	215	—	—	—	215
Foreign currency translation adjustment	(1,387)	—	(1,387)	1,387	(1,387)
Other comprehensive income (loss), net of tax	(1,172)	—	(1,387)	1,387	(1,172)
Comprehensive income	$38,193	$1,919	$6,900	$(8,819)	$38,193

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

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Nine Months Ended September 30, 2014
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net income	$97,875	$9,207	$25,063	$(34,270)	$97,875
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	646	—	—	—	646
Foreign currency translation adjustment	(357)	—	(357)	357	(357)
Other comprehensive income (loss), net of tax	289	—	(357)	357	289
Comprehensive income	$98,164	$9,207	$24,706	$(33,913)	$98,164

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

Choice Hotels International, Inc.
Condensed Consolidating Balance Sheet
As of September 30, 2014
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$63,757	$63	$180,572	$—	$244,392
Receivables, net	98,712	1,188	9,848	—	109,748
Other current assets	17,398	37,938	1,975	(6,025)	51,286
Total current assets	179,867	39,189	192,395	(6,025)	405,426
Property and equipment, at cost, net	20,377	37,122	882	—	58,381
Goodwill	60,620	5,193	—	—	65,813
Franchise rights and other identifiable intangibles, net	4,927	1,632	957	—	7,516
Notes receivable, net of allowances	11,948	21,649	1,448	—	35,045
Investments, employee benefit plans, at fair value	—	16,845	—	—	16,845
Investment in affiliates	413,865	30,579	—	(444,444)	—
Advances to affiliates	12,284	231,454	10,382	(254,120)	—
Deferred income taxes	2,569	11,006	923	—	14,498
Other assets	7,763	19,080	33,820	—	60,663
Total assets	$714,220	$413,749	$240,807	$(704,589)	$664,187
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$11,454	$49,383	$3,273	$—	$64,110
Accrued expenses	19,158	25,338	2,285	—	46,781
Deferred revenue	6,938	58,206	695	—	65,839
Current portion of long-term debt	11,250	713	4	—	11,967
Deferred compensation and retirement plan obligations	—	620	—	—	620
Other current liabilities	—	16,165	—	(6,025)	10,140
Total current liabilities	48,800	150,425	6,257	(6,025)	199,457
Long-term debt	770,556	4,149	51	—	774,756
Deferred compensation and retirement plan obligations	—	23,109	9	—	23,118
Advances from affiliates	246,193	371	7,556	(254,120)	—
Other liabilities	45,686	17,364	821	—	63,871
Total liabilities	1,111,235	195,418	14,694	(260,145)	1,061,202
Total shareholders’ (deficit) equity	(397,015)	218,331	226,113	(444,444)	(397,015)
Total liabilities and shareholders’ deficit	$714,220	$413,749	$240,807	$(704,589)	$664,187

Choice Hotels International, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2013
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$9,785	$569	$157,441	$—	$167,795
Receivables, net	72,219	1,475	8,691	—	82,385
Other current assets	26,395	34,987	752	(5,340)	56,794
Total current assets	108,399	37,031	166,884	(5,340)	306,974
Property and equipment, at cost, net	11,087	55,963	802	—	67,852
Goodwill	60,620	5,193	—	—	65,813
Franchise rights and other identifiable intangibles, net	6,553	2,096	1,304	—	9,953
Advances, marketing and reservation activities	5,844	—	—	—	5,844
Notes receivable, net of allowances	13,257	17,158	1,457	—	31,872
Investments, employee benefit plans, at fair value	—	15,950	—	—	15,950
Investment in affiliates	376,712	28,312	—	(405,024)	—
Advances to affiliates	14,198	189,833	10,896	(214,927)	—
Deferred income taxes	—	10,710	871	(11,581)	—
Other assets	8,955	13,184	30,025	—	52,164
Total assets	$605,625	$375,430	$212,239	$(636,872)	$556,422
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$6,276	$30,778	$4,609	$—	$41,663
Accrued expenses	28,215	26,503	1,907	—	56,625
Deferred revenue	7,065	53,414	709	—	61,188
Current portion of long-term debt	9,375	702	11	—	10,088
Deferred compensation and retirement plan obligations	—	2,492	—	—	2,492
Other current liabilities	—	7,401	221	(5,340)	2,282
Total current liabilities	50,931	121,290	7,457	(5,340)	174,338
Long-term debt	778,946	4,507	18	—	783,471
Deferred compensation and retirement plan obligations	—	22,520	7	—	22,527
Advances from affiliates	206,931	362	7,634	(214,927)	—
Other liabilities	21,688	18,216	634	(11,581)	28,957
Total liabilities	1,058,496	166,895	15,750	(231,848)	1,009,293
Total shareholders’ (deficit) equity	(452,871)	208,535	196,489	(405,024)	(452,871)
Total liabilities and shareholders' deficit	$605,625	$375,430	$212,239	$(636,872)	$556,422

Choice Hotels International, Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2014
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$111,851	$2,866	$24,318	$(657)	$138,378

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(5,138)	(6,378)	(370)	—	(11,886)
Proceeds from sales of assets	27	15,585	—	—	15,612
Equity method investments	—	(8,800)	(5,562)	—	(14,362)
Purchases of investments, employee benefit plans	—	(1,520)	—	—	(1,520)
Proceeds from sales of investments, employee benefit plans	—	966	—	—	966
Issuance of mezzanine and other notes receivable	(3,340)	—	—	—	(3,340)
Collections of mezzanine and other notes receivable	9,832	—	—	—	9,832
Advances to and investments in affiliates	(1,000)	(4,740)	—	5,740	—
Other items, net	(446)	(146)	—	—	(592)
Net cash provided (used) in investing activities	(65)	(5,033)	(5,932)	5,740	(5,290)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(6,563)	(523)	(24)	—	(7,110)
Proceeds from the issuance of long-term debt	—	176	50	—	226
Proceeds from contributions from affiliates	—	—	5,740	(5,740)	—
Purchases of treasury stock	(23,757)	—	—	—	(23,757)
Dividends paid	(32,767)	—	(657)	657	(32,767)
Excess tax benefits from stock-based compensation	289	2,008	—	—	2,297
Proceeds from exercise of stock options	4,984	—	—	—	4,984
Net cash provided (used) by financing activities	(57,814)	1,661	5,109	(5,083)	(56,127)
Net change in cash and cash equivalents	53,972	(506)	23,495	—	76,961
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(364)	—	(364)
Cash and cash equivalents at beginning of period	9,785	569	157,441	—	167,795
Cash and cash equivalents at end of period	$63,757	$63	$180,572	$—	$244,392

Choice Hotels International, Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2013
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided (used) by operating activities	$60,070	$20,198	$26,221	$—	$106,489

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(4,083)	(23,662)	(177)	—	(27,922)
Equity method investments	—	(1,481)	(2,280)	—	(3,761)
Purchases of investments, employee benefit plans	—	(1,845)	—	—	(1,845)
Proceeds from sales of investments, employee benefit plans	—	4,052	—	—	4,052
Collections of mezzanine and other notes receivable	224	—	—	—	224
Advances to and investments in affiliates	(1,000)	(1,280)	—	2,280	—
Other items, net	(578)	—	—	—	(578)
Net cash provided (used) in investing activities	(5,437)	(24,216)	(2,457)	2,280	(29,830)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments pursuant to revolving credit facility	(27,500)	—	—	—	(27,500)
Proceeds from issuance of long-term debt	—	3,360	—	—	3,360
Principal payments on long-term debt	(5,625)	(502)	(31)	—	(6,158)
Purchase of treasury stock	(3,684)	—	—	—	(3,684)
Dividends paid	(22,026)	—	—	—	(22,026)
Excess tax benefits from stock-based compensation	26	1,190	—	—	1,216
Proceeds from contributions from affiliates	—	—	2,280	(2,280)	—
Proceeds from exercise of stock options	6,677	—	—	—	6,677
Net cash provided (used) by financing activities	(52,132)	4,048	2,249	(2,280)	(48,115)
Net change in cash and cash equivalents	2,501	30	26,013	—	28,544
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(1,583)	—	(1,583)
Cash and cash equivalents at beginning of period	8,420	407	125,350	—	134,177
Cash and cash equivalents at end of period	$10,921	$437	$149,780	$—	$161,138

15.	Reportable Segment Information

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
The following table presents the financial information for the Company's segments:

	Three Months Ended September 30, 2014				Three Months Ended September 30, 2013
(In thousands)	Franchising	SkyTouch Technology	Corporate & Other	Consolidated	Franchising	SkyTouch Technology	Corporate & Other	Consolidated

Revenues	$215,076	$92	$—	$215,168	$216,705	$13	$—	$216,718
Operating income (loss)	$82,525	$(4,928)	$(10,611)	$66,986	$75,773	$(2,841)	$(9,704)	$63,228
Income (loss) from continuing operations before income taxes	$81,946	$(4,928)	$(21,060)	$55,958	$76,114	$(2,841)	$(19,002)	$54,271

	Nine Months Ended September 30, 2014				Nine Months Ended September 30, 2013
(In thousands)	Franchising	SkyTouch Technology	Corporate & Other	Consolidated	Franchising	SkyTouch Technology	Corporate & Other	Consolidated

Revenues	$572,355	$213	$—	$572,568	$555,806	$13	$—	$555,819
Operating income (loss)	$211,946	$(12,794)	$(30,841)	$168,311	$194,026	$(7,307)	$(31,613)	$155,106
Income (loss) from continuing operations before income taxes	$211,368	$(12,794)	$(60,854)	$137,720	$194,358	$(7,307)	$(60,694)	$126,357

16.	Commitments and Contingencies
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
Commitments
The Company has the following commitments outstanding at September 30, 2014:

•
The Company occasionally provides financing in the form of forgivable promissory notes or cash incentives to franchisees for property improvements, hotel development efforts and other purposes. At September 30, 2014, the Company had commitments to extend an additional $16.3 million for these purposes provided certain conditions are met by its franchisees, of which $6.6 million is expected to be advanced in the next twelve months.

•
The Company committed to make additional capital contributions totaling $2.2 million to existing joint ventures related to the construction of various hotels to be operated under the Company's Cambria Suites brand. These commitments are expected to be funded in the next twelve months.

•
The Company has a property improvement incentive program for its domestic Comfort Inn and Comfort Suites hotels to incent hotel owners to renovate their properties to accelerate improvement of the brand's product quality and consistency, guest satisfaction and brand performance. The Company has committed to provide financing in the form of forgivable promissory notes to qualifying domestic hotels for a portion of their Company approved and completed property improvement expenses. Financing will be provided upon the completion and Company certification of the renovations. At September 30, 2014, the Company expects future commitments of between $20.9 million and $24.1 million for this purpose, provided certain conditions are met by its franchisees. These commitments are expected to be funded in the next twelve months.

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

The operations related to these three Company-owned hotels were reported as a component of "Corporate and Other" for segment reporting purposes. The results of operations for the three and nine months ended September 30, 2014 and the Company's financial position as of September 30, 2014 presented in these Consolidated Financial Statements reflect these three Company-owned hotels as discontinued operations. The results of operations for the three and nine months ended September 30, 2013 presented in the Consolidated Financial Statements have been reclassified to account for these operations as discontinued. Summarized financial information related to the discontinued operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Revenues
Hotel operations	$—	$1,310	$801	$3,600
Total revenues	—	1,310	801	3,600
Expenses
Hotel operations	52	956	884	2,742
Depreciation and amortization	—	127	—	393
Total operating expenses	52	1,083	884	3,135
Operating income (loss)	(52)	227	(83)	465
Gain (loss) on disposal of discontinued operations	(30)	—	2,803	—
Income (loss) from discontinued operations before income taxes	(82)	227	2,720	465
Income taxes	(31)	84	1,009	172
Income (loss) from discontinued operations	$(51)	$143	$1,711	$293

	As of September 30, 2014	As of December 31, 2013
	(in thousands)
Cash	$44	$550
Receivables, net	1	106
Other current assets	100	223
Income taxes receivable	—	20
Total current assets	145	899
Property and equipment, at cost, net	—	8,816
Total assets	$145	$9,715

Accounts payable	$26	$425
Accrued expenses	10	10
Income taxes payable	1,009	—
Total liabilities	$1,045	$435

Net assets (liabilities) of discontinued operations	$(900)	$9,280

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Overview
We are a primarily a hotel franchisor with franchise agreements representing 6,386 hotels open and 516 hotels under construction, awaiting conversion or approved for development as of September 30, 2014, with 507,314 rooms and 41,096 rooms, respectively, in 50 states, the District of Columbia and over 35 countries and territories outside the United States. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Ascend Hotel Collection®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, and Cambria Suites® (collectively, the "Choice brands").
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
As a result of our use of master franchising relationships and international market conditions, total revenues from international franchising operations comprised 7% of our total revenues for the nine months ended September 30, 2014, while representing approximately 18% of hotels open at September 30, 2014. Therefore, our description of the franchise system is primarily focused on the domestic operations.

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
Historically, we have returned value to our shareholders through share repurchases and dividends. In 1998, our board of directors instituted a share repurchase program which has generated substantial value for our shareholders. Since the program's inception through September 30, 2014, we have repurchased 45.7 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.1 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 78.7 million shares at an average price of $14.06 per share. The Company purchased 0.4 million shares of common stock under the share repurchase program at a total cost of $18.4 million during the three and nine months ended September 30, 2014. These shares were purchased from family members of the Company's largest shareholder at their fair market value. At September 30, 2014, we had approximately 1.1 million shares remaining under the current share repurchase authorization. We currently believe that our cash flows from operations will support our ability to complete the current repurchase authorization. Upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
The Company commenced paying quarterly dividends in 2004 and in 2012 the Company elected to pay a special cash dividend totaling approximately $600 million. The Company currently maintains the payment of a quarterly dividend on its common shares outstanding of $0.185 per share, however the declaration of future dividends are subject to the discretion of the board of directors. During the nine months ended September 30, 2014, we paid cash dividends totaling approximately $32.8 million. We expect to continue to pay dividends in the future, subject to declaration by our board of directors as well as future business performance, economic conditions, changes in income tax regulations and other factors. Based on the present dividend rate and outstanding share count, we expect that aggregate annual regular dividends for 2014 would be approximately $43.5 million.
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
In March 2013, the Company announced the launch of a new division, SkyTouch Technology ("SkyTouch"), which develops and markets cloud-based technology products for the hotel industry. In conjunction with the establishment of this new division, the Company expects to incur costs in excess of revenues earned as it further develops SkyTouch's product offerings and invests in sales and marketing. During the year ended December 31, 2014, the Company expects to incur selling, general and administrative ("SG&A") expenses in excess of revenues by approximately $18 million.
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
Calculation of Franchising Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands)
	2014	2013	2014	2013
Franchising Revenues:
Total Revenues	$215,168	$216,718	$572,568	$555,819
Adjustments:
Marketing and reservation system revenues	(115,653)	(124,809)	(309,025)	(311,204)
SkyTouch division	(92)	(13)	(213)	(13)
Franchising Revenues	$99,423	$91,896	$263,330	$244,602

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
Calculation of Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands)
	2014	2013	2014	2013
Adjusted EBITDA:
Income from continuing operations, net of income taxes	$39,416	$38,573	$96,164	$89,973
Income taxes	16,542	15,698	41,556	36,384
Interest expense	10,495	10,757	31,376	32,334
Interest income	(355)	(676)	(1,205)	(1,979)
Other (gains) and losses	375	(703)	(158)	(1,266)
Equity in net (income) loss of affiliates	513	(421)	578	(340)
Depreciation and amortization	2,293	2,272	6,903	6,701
Adjusted EBITDA	$69,279	$65,500	$175,214	$161,807

Operations Review
Comparison of Operating Results for the Three-Month Periods Ended September 30, 2014 and 2013

Summarized financial results for the three months ended September 30, 2014 and 2013 are as follows:

(in thousands)	2014	2013
REVENUES:
Royalty fees	$86,091	$79,460
Initial franchise and relicensing fees	4,299	4,650
Procurement services	5,495	4,708
Marketing and reservation	115,653	124,809
Other	3,630	3,091
Total revenues	215,168	216,718
OPERATING EXPENSES:
Selling, general and administrative	30,236	26,409
Depreciation and amortization	2,293	2,272
Marketing and reservation	115,653	124,809
Total operating expenses	148,182	153,490
Operating income	66,986	63,228
OTHER INCOME AND EXPENSES, NET:
Interest expense	10,495	10,757
Interest income	(355)	(676)
Other (gains) and losses	375	(703)
Equity in net (income) loss of affiliates	513	(421)
Total other income and expenses, net	11,028	8,957
Income from continuing operations before income taxes	55,958	54,271
Income taxes	16,542	15,698
Income from continuing operations, net of income taxes	39,416	38,573
Income (loss) from discontinued operations, net of income taxes	(51)	143
Net income	$39,365	$38,716

Results of Operations
The Company recorded income from continuing operations before income taxes of $56.0 million for the three month period ended September 30, 2014, a $1.7 million, or 3% increase from the same period of the prior year. The increase in income from continuing operations primarily reflects a $3.8 million increase in operating income partially offset by a decline in other (gains) and losses resulting from a $0.7 million appreciation in the fair value of investments held in the Company's non-qualified employee benefit plans during the three months ended September 30, 2013 compared to a $0.4 million loss in the current year period.
Operating income increased $3.8 million as the Company's franchising revenues increased by $7.5 million or 8% partially offset by a $3.8 million or 14% increase in SG&A expenses. Adjusted EBITDA for the three months ended September 30, 2014 increased $3.8 million or 6% to $69.3 million. The key drivers of these fluctuations are described in more detail below.
Franchising Revenues: Franchising revenues were $99.4 million for the three months ended September 30, 2014 compared to $91.9 million for the three months ended September 30, 2013, an increase of 8%. The increase in franchising revenues is primarily due to a $6.6 million or 8% increase in royalty revenues, a $0.8 million or 17% increase in procurement services revenue, and a $0.5 million increase in other revenues, offset by a $0.4 million or 8% decline in initial and relicensing fees.
Royalty Fees
Domestic royalty fees for the three months ended September 30, 2014 increased $6.6 million to $79.5 million, an increase of 9% compared to the three months ended September 30, 2013. The increase in royalties is attributable to a combination of factors including an 8.8% increase in RevPAR and a 0.9% increase in the number of domestic franchised hotel rooms open. These increases were partially offset by a 4 basis point decline in the effective royalty rate from 4.28% to 4.24%. System-wide RevPAR increased due to a combination of a 3.4% increase in average daily rates and a 320 basis point increase in occupancy rates.
A summary of the Company's domestic franchised hotels operating information is as follows:

	For the Three Months Ended September 30, 2014			For the Three Months Ended September 30, 2013			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$92.33	72.0%	$66.44	$88.73	68.4%	$60.73	4.1%	360	bps	9.4%
Comfort Suites	94.13	72.1%	67.86	90.22	68.1%	61.48	4.3%	400	bps	10.4%
Sleep	80.95	68.4%	55.35	77.72	63.9%	49.66	4.2%	450	bps	11.5%
Quality	77.05	63.3%	48.78	75.14	59.9%	45.02	2.5%	340	bps	8.4%
Clarion	83.40	61.8%	51.49	80.42	57.6%	46.35	3.7%	420	bps	11.1%
Econo Lodge	63.31	59.0%	37.33	61.18	56.0%	34.27	3.5%	300	bps	8.9%
Rodeway	62.71	62.8%	39.35	60.41	58.7%	35.48	3.8%	410	bps	10.9%
MainStay	78.58	77.3%	60.70	75.99	73.0%	55.51	3.4%	430	bps	9.3%
Suburban	46.78	74.6%	34.88	43.45	72.1%	31.32	7.7%	250	bps	11.4%
Ascend Hotel Collection	127.43	61.0%	77.68	124.86	69.7%	87.07	2.1%	(870)	bps	(10.8)%
Total*	$82.12	66.5%	$54.64	$79.39	63.3%	$50.22	3.4%	320	bps	8.8%
___________________
*Operating statistics exclude Cambria Suites since the operating statistics are not representative of a stabilized brand which the Company defines as having at least 25 units open and operating for a twelve month period.
The number of domestic rooms on-line increased by 3,746 rooms or 0.9% to 400,409 as of September 30, 2014 from 396,663 as of September 30, 2013. The total number of domestic hotels on-line increased by 1.6% to 5,218 as of September 30, 2014 from 5,134 as of September 30, 2013.

A summary of domestic hotels and rooms on-line at September 30, 2014 and 2013 by brand is as follows:

	September 30, 2014		September 30, 2013		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	%	%
Comfort Inn	1,266	98,119	1,312	102,586	(46)	(4,467)	(3.5)%	(4.4)%
Comfort Suites	593	45,873	590	45,519	3	354	0.5%	0.8%
Sleep	374	27,065	378	27,351	(4)	(286)	(1.1)%	(1.0)%
Quality	1,262	103,358	1,193	98,788	69	4,570	5.8%	4.6%
Clarion	183	26,182	188	26,885	(5)	(703)	(2.7)%	(2.6)%
Econo Lodge	846	52,304	821	50,230	25	2,074	3.0%	4.1%
Rodeway	460	25,235	434	24,660	26	575	6.0%	2.3%
MainStay	42	3,304	43	3,331	(1)	(27)	(2.3)%	(0.8)%
Suburban	64	7,164	63	7,213	1	(49)	1.6%	(0.7)%
Ascend Hotel Collection	107	9,271	94	8,006	13	1,265	13.8%	15.8%
Cambria Suites	21	2,534	18	2,094	3	440	16.7%	21.0%
Total Domestic Franchises	5,218	400,409	5,134	396,663	84	3,746	1.6%	0.9%
Domestic hotels open and operating increased by 6 hotels during the three months ended September 30, 2014 compared to a net increase of 16 domestic hotels open and operating during the three months ended September 30, 2013. Gross domestic franchise additions decreased from 75 for the three months ended September 30, 2013 to 67 for the same period of 2014. New construction hotels represented 8 of the gross domestic additions during the three months ended September 30, 2014 as compared to 7 new construction hotel openings in the same period of the prior year. Gross domestic additions for conversion hotels during the three months ended September 30, 2014 decreased by 9 units to 59 from 68 for the three months ended September 30, 2013. The decline in conversion hotel gross openings primarily reflects the variability in the timing of hotel openings from period to period.
Net domestic franchise terminations increased slightly from 59 in the three months ended September 30, 2013 to 61 for the three months ended September 30, 2014.
International rooms open and operating increased 0.9% to 106,905 as of September 30, 2014 from 106,000 as of September 30, 2013 contributing to an increase in international royalties of $0.1 million or 1%. International royalties for the three months ended September 30, 2014 totaled $6.6 million. The total number of international hotels declined 0.1% from 1,169 as of September 30, 2013 to 1,168 as of September 30, 2014.
Initial Franchise and Relicensing Fees
Domestic initial fee revenue, included in the initial franchise and relicensing fees caption on the Company's statements of income, generated from executed franchise agreements decreased $0.7 million to $1.9 million for the three months ended September 30, 2014 from $2.6 million for the three months ended September 30, 2013. Domestic initial fee revenue decreased approximately 27% as there has been a 12% decline in executed franchise agreements from 129 franchise agreements, representing 10,591 rooms, executed in the third quarter of 2013 compared to 113 franchise agreements, representing 8,681 rooms executed in the third quarter of 2014 and a decline in the amount of deferred revenue recognized in third quarter of 2014 compared to the prior year related to franchise agreements containing developer incentives. Revenues associated with agreements including incentives are deferred and recognized when the incentive criteria are met or the agreement is terminated, whichever comes first.
During the third quarter of 2014, 31 of the executed agreements were for new construction hotel franchises representing 2,384 rooms compared to 20 contracts representing 1,397 rooms for the three months ended September 30, 2013. The increase in new construction franchise agreements primarily reflects a gradual improvement of the lending environment for hotel construction and improving lodging fundamentals including an increasing RevPAR environment and low industry supply growth which are typically catalysts for increased construction of new hotels. Conversion hotel executed franchise agreements totaled 82 representing 6,297 rooms for the three months ended September 30, 2014 compared to 109 agreements representing 9,194 rooms for the same period a year ago.
A summary of executed domestic franchise agreements by brand for the three months ended September 30, 2014 and 2013 is as follows:

	September 30, 2014			September 30, 2013			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	6	3	9	7	17	24	(14)%	(82)%	(63)%
Comfort Suites	4	—	4	2	4	6	100%	(100)%	(33)%
Sleep	7	—	7	4	1	5	75%	(100)%	40%
Quality	—	34	34	—	32	32	NM	6%	6%
Clarion	1	4	5	1	5	6	—%	(20)%	(17)%
Econo Lodge	1	19	20	—	31	31	NM	(39)%	(35)%
Rodeway	2	17	19	1	15	16	100%	13%	19%
MainStay	5	—	5	1	—	1	400%	NM	400%
Suburban	1	—	1	1	—	1	—%	NM	—%
Ascend Hotel Collection	—	5	5	2	4	6	(100)%	25%	(17)%
Cambria Suites	4	—	4	1	—	1	300%	NM	300%
Total Domestic System	31	82	113	20	109	129	55%	(25)%	(12)%
Relicensing fees include fees charged to the new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system as well as fees required to renew expiring franchise contracts. Domestic relicensing revenues increased $0.4 million or 23% from $1.8 million for the three months ended September 30, 2013 to $2.2 million for the three months ended September 30, 2014. The increase in revenues is due to an 18% increase in the execution of domestic relicensing and renewal contracts and an increase in the average fees per contract. Domestic relicensing and renewal contracts increased from 72 in the third quarter of 2013 to 85 for the three months ended September 30, 2014.
As of September 30, 2014, the Company had 422 franchised hotels with 32,505 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 371 hotels and 29,871 rooms at September 30, 2013. The number of new construction franchised hotels in the Company's domestic pipeline increased 20% to 261 at September 30, 2014 from 217 at September 30, 2013. The number of conversion franchised hotels in the Company's domestic pipeline increased by 7 hotels or 5% from 154 hotels at September 30, 2013 to 161 hotels at September 30, 2014. The Company had an additional 94 franchised hotels with 8,591 rooms under construction, awaiting conversion or approved for development in its international system as of September 30, 2014 compared to 84 hotels and 7,206 rooms at September 30, 2013. While the Company's hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.

A summary of the domestic franchised hotels pipeline, which includes hotels under construction, awaiting conversion and approved for development, at September 30, 2014 and 2013 by brand is as follows:

							Variance
	September 30, 2014			September 30, 2013			Conversion		New Construction		Total
	Conversion	New Construction	Total	Conversion	New Construction	Total	Units	%	Units	%	Units	%
Comfort Inn	33	51	84	36	50	86	(3)	(8)%	1	2%	(2)	(2)%
Comfort Suites	—	47	47	4	47	51	(4)	(100)%	—	—%	(4)	(8)%
Sleep	2	62	64	1	45	46	1	100%	17	38%	18	39%
Quality	34	6	40	33	3	36	1	3%	3	100%	4	11%
Clarion	9	3	12	7	2	9	2	29%	1	50%	3	33%
Econo Lodge	36	3	39	33	—	33	3	9%	3	NM	6	18%
Rodeway	31	4	35	24	1	25	7	29%	3	300%	10	40%
MainStay	2	39	41	—	26	26	2	NM	13	50%	15	58%
Suburban	6	11	17	3	12	15	3	100%	(1)	(8)%	2	13%
Ascend Hotel Collection	8	15	23	13	10	23	(5)	(38)%	5	50%	—	—%
Cambria Suites	—	20	20	—	21	21	—	NM	(1)	(5)%	(1)	(5)%
	161	261	422	154	217	371	7	5%	44	20%	51	14%

Procurement Services: Revenues increased $0.8 million or 17% from $4.7 million for the three months ended September 30, 2013 to $5.5 million for the three months ended September 30, 2014. The increase in revenues primarily reflects the implementation of new brand programs as well as an increased volume of business transacted with qualified vendors and strategic alliance partners.

Other Income: Revenue increased $0.5 million from the three months ended September 30, 2013 to $3.6 million for the three months ended September 30, 2014. The increase in other income is primarily due to income generated from additional fees implemented in late 2013 and charged to franchisees for non-compliance with the Company's rules and regulations.
Selling, General and Administrative Expenses: The cost to operate the business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $30.2 million for the three months ended September 30, 2014, an increase of $3.8 million or 14% from the three months ended September 30, 2013.
SG&A expenses for the three months ended September 30, 2014 and 2013 include approximately $4.8 million and $2.7 million, respectively related to the Company's SkyTouch division. The increase in expenses related to SkyTouch primarily reflects increased investment in the division's sales and marketing efforts and product development.
Excluding the SG&A expenses for the SkyTouch division, SG&A for the three months ended September 30, 2014 increased $1.8 million or 8% from the prior year. This increase in SG&A primarily reflects general inflationary cost increases as well as additional expenses related to an expansion of the Company's franchised hotel quality assurance program and unfavorable foreign currency exchange rate fluctuations
Marketing and Reservations: The Company's franchise agreements require the payment of franchise fees, which include marketing and reservation system fees. The fees, which are primarily based on a percentage of the franchisees' gross room revenues, are used exclusively by the Company for expenses associated with providing franchise services such as central reservation and property management systems, loyalty programs, national marketing and media advertising. The Company is contractually obligated to expend the marketing and reservation system fees it collects from franchisees in accordance with the franchise agreements; as such, no net income or loss to the Company is generated.
Total marketing and reservation system revenues declined from $124.8 million for the three months ended September 30, 2013 to $115.7 million for the three months ended September 30, 2014. Marketing and reservation system revenues recognized during the three months ended September 30, 2014 were impacted by the deferral of approximately $23.9 million of revenue as the Company generated marketing and reservation system fees in excess of cumulative expenses. The Company is contractually obligated by its franchise agreements to use the marketing and reservation system fees collected for marketing and reservation activities. As a result, cumulative marketing and reservation fees not expended are deferred and recorded as a liability in the Company's financial statements and carried over to the next fiscal year and expended in accordance with the franchise agreements. Conversely, cumulative marketing and reservation expenditures incurred in excess of fees billed for marketing and reservation activities are deferred and recorded as an asset in the Company's financial statements and recovered in future periods. During the three months ended September 30, 2013, the Company's cumulative expenses exceeded cumulative marketing and reservation fees and therefore marketing and reservation fees collected in excess of current period expenses were utilized to reimburse cumulative advances. As a result, no revenues were deferred during this period.
Excluding the impact of the revenue deferred during the three month period ended September 30, 2014, marketing and reservation system revenues increased approximately 12%. The increase in revenues was primarily due to improved system fees resulting from system growth and RevPAR increases, increasing revenues from the Choice Privileges loyalty program resulting from the growth in program membership and new marketing and distribution program fees.
At December 31, 2013, the Company incurred marketing and reservation system expenses in excess of cumulative marketing and reservation system fees earned of $5.8 million. At September 30, 2014, cumulative marketing and reservation system fees billed exceeded expenses by $39.9 million with the excess reflected as an other long-term liability in the accompanying consolidated balance sheets.
Interest Expense: Interest expense decreased $0.3 million for the three months ended September 30, 2014 to $10.5 million due to lower outstanding borrowings on the Company's revolving credit facility and term loan as well as a lower effective borrowing rate costs.
Other (Gains) and Losses: Other gains and losses decreased from a gain of $0.7 million for the three months ended September 30, 2013 to a $0.4 million loss in the same period of the current year primarily due to the fluctuations in the fair value of investments held in the Company's non-qualified employee benefit plans.
Income Taxes: The Company’s effective income tax rates for continuing operations were 29.6% and 28.9% for the three months ended September 30, 2014 and 2013, respectively. The effective income tax rate for the three months ended September 30, 2014 and 2013 were lower than the U.S federal income tax rate of 35% due to the recurring impact of foreign operations, partially offset by state income taxes. The effective income tax rate for the three months ended September 30, 2014 was further reduced by the settlement of unrecognized tax positions.
Discontinued Operations: In the first quarter of 2014, the Company's management approved a plan to dispose of the three Company owned Mainstay Suites hotels. As a result, the Company has reported the operations related to these three hotels as discontinued operations beginning in the first quarter of 2014. Net loss from discontinued operations was $0.1 million in the third quarter of 2014 compared to net income of $0.1 million in the third quarter of 2013.
Diluted EPS: Diluted EPS increased 2% to $0.67 for the three months ended September 30, 2014 from $0.66 for the same period of the prior year. During the three months ended September 30, 2014 continuing and discontinued operations contributed $0.67 and $0.00, respectively, to diluted EPS. During the three months ended September 30, 2013 continuing operations and discontinued operations contributed $0.65 and $0.01, respectively, to diluted EPS. The increase in diluted EPS in 2014 over 2013 primarily reflects the items discussed above.

Operations Review
Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2014 and 2013

Summarized financial results for the nine months ended September 30, 2014 and 2013 are as follows:

(in thousands)	2014	2013
REVENUES:
Royalty fees	$222,301	$208,206
Initial franchise and relicensing fees	12,761	12,843
Procurement services	18,293	16,204
Marketing and reservation	309,025	311,204
Other	10,188	7,362
Total revenues	572,568	555,819
OPERATING EXPENSES:
Selling, general and administrative	88,329	82,808
Depreciation and amortization	6,903	6,701
Marketing and reservation	309,025	311,204
Total operating expenses	404,257	400,713
Operating income	168,311	155,106
OTHER INCOME AND EXPENSES, NET:
Interest expense	31,376	32,334
Interest income	(1,205)	(1,979)
Other (gains) and losses	(158)	(1,266)
Equity in net (income) loss of affiliates	578	(340)
Total other income and expenses, net	30,591	28,749
Income from continuing operations before income taxes	137,720	126,357
Income taxes	41,556	36,384
Income from continuing operations, net of income taxes	96,164	89,973
Income from discontinued operations, net of income taxes	1,711	293
Net income	$97,875	$90,266

Results of Operations
The Company recorded income from continuing operations before income taxes of $137.7 million for the nine month period ended September 30, 2014, an $11.4 million, or 9% increase from the same period of the prior year. The increase in income from continuing operations before income taxes primarily reflects a $13.2 million increase in operating income and a $1.0 million decline in interest expense partially offset by a $1.1 million decrease in the Company's other gains and losses and a $0.9 million decline in equity in net income of affiliates. The decline in other gains and losses resulted from a $1.3 million appreciation in the fair value of investments held in the Company's non-qualified employee benefit plans during the nine months ended September 30, 2013 compared to a $0.2 million appreciation in fair value in the current year period.
Operating income increased $13.2 million as the Company's franchising revenues increased by $18.7 million or 8% partially offset by SG&A expenses increasing $5.5 million or 7%. Adjusted EBITDA for the nine months ended September 30, 2014 increased $13.4 million or 8% to $175.2 million. The key drivers of these fluctuations are described in more detail below.
Franchising Revenues: Franchising revenues were $263.3 million for the nine months ended September 30, 2014 compared to $244.6 million for the nine months ended September 30, 2013, an increase of 8%. The increase in franchising revenues is primarily due to a $14.1 million or 7% increase in royalty revenues, a $2.1 million or 13% increase in procurement services revenues and a $2.8 million increase in other revenues.

Royalty Fees
Domestic royalty fees for the nine months ended September 30, 2014 increased $14.2 million to $203.9 million, an increase of 8% compared to the nine months ended September 30, 2013. The increase in royalties is attributable to a combination of factors including a 7.7% increase in RevPAR and a 0.9% increase in the number of domestic franchised hotel rooms open. These increases were partially offset by a 5 basis point decline in the effective royalty rate from 4.33% to 4.28%. System-wide RevPAR increased due to a combination of a 2.8% increase in average daily rates and a 280 basis point increase in occupancy rates.
A summary of the Company's domestic franchised hotels operating information is as follows:

	For the Nine Months Ended September 30, 2014			For the Nine Months Ended September 30, 2013			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$86.92	64.9%	$56.43	$84.14	61.9%	$52.08	3.3%	300	bps	8.4%
Comfort Suites	91.06	67.8%	61.78	87.91	64.6%	56.81	3.6%	320	bps	8.7%
Sleep	77.75	63.7%	49.52	75.04	60.3%	45.24	3.6%	340	bps	9.5%
Quality	72.87	57.7%	42.05	71.21	54.8%	39.04	2.3%	290	bps	7.7%
Clarion	78.05	55.9%	43.59	76.21	52.6%	40.12	2.4%	330	bps	8.6%
Econo Lodge	58.64	52.9%	31.01	57.32	50.4%	28.89	2.3%	250	bps	7.3%
Rodeway	57.46	56.5%	32.48	55.28	53.3%	29.45	3.9%	320	bps	10.3%
MainStay	75.52	72.9%	55.03	73.25	69.4%	50.87	3.1%	350	bps	8.2%
Suburban	45.29	73.3%	33.19	42.91	71.5%	30.70	5.5%	180	bps	8.1%
Ascend Hotel Collection	120.64	59.8%	72.10	122.67	65.6%	80.52	(1.7)%	(580)	bps	(10.5)%
Total*	$77.80	60.9%	$47.36	$75.67	58.1%	$43.98	2.8%	280	bps	7.7%
___________________
*Operating statistics exclude Cambria Suites since the operating statistics are not representative of a stabilized brand which the Company defines as having at least 25 units open and operating for a twelve month period.
Domestic hotels open and operating increased by 38 hotels during the nine months ended September 30, 2014 compared to a net increase of 51 domestic hotels open and operating during the nine months ended September 30, 2013. Gross domestic franchise additions decreased from 236 for the nine months ended September 30, 2013 to 201 for the same period of 2014. New construction hotels represented 27 of the gross domestic additions during the nine months ended September 30, 2014 as compared to 24 new construction hotel openings in the same period of the prior year. Gross domestic additions for conversion hotels during the nine months ended September 30, 2014 decreased by 38 units to 174 from 212 for the nine months ended September 30, 2013. The decline in conversion hotel gross openings primarily reflects the impact of a strategic marketing alliance entered into with a timeshare company in 2013 which added 23 hotels to our Ascend Hotel Collection brand during the nine months ended September 30, 2013. The remaining decline reflects the variability in the timing of hotel openings from period to period. The Company expects the number of new franchise units that will open during 2014 to decline slightly from 340 in 2013 to 311 hotels. The decline in projected gross openings primarily reflects fewer conversion gross openings as our 2013 openings included the large multi-unit conversion of hotels to our Ascend Hotel Collection as noted above. The number of projected new construction and conversion openings continue to be impacted by the restrictive lending environment, retention efforts implemented by other hotel brand companies and competition for existing hotels seeking a new brand affiliation.
Net domestic franchise terminations declined from 185 in the nine months ended September 30, 2013 to 163 for the nine months ended September 30, 2014. The decline in net terminations primarily reflects a decrease in the number of hotels removed from our franchise system for non-compliance with Company's rules and regulations. Under certain circumstances, as an alternative to terminating a hotel from the franchise system, the Company may seek to reposition hotels that are under-performing or that no longer meet the quality and brand standards of their particular brand to another one of the Choice brands. As a result of this strategy, during the nine months ended September 30, 2014, the Company repositioned 64 hotels to other brands. As industry supply growth continues to improve and return to historical average levels, the Company will continue to execute its strategy to replace or reposition franchised hotels that do not meet brand standards or are under-performing in their market.

International rooms open and operating increased 0.9% to 106,905 as of September 30, 2014 from 106,000 as of September 30, 2013. The total number of international hotels declined 0.1% from 1,169 as of September 30, 2013 to 1,168 as of September 30, 2014. Despite the increase in open rooms, international royalties decreased by $0.1 million or 1% from the nine months ended September 30, 2013 to $18.4 million for the same period of 2014. The decline in royalties was primarily the result of unfavorable foreign currency fluctuations in the countries in which we operate.
Initial Franchise and Relicensing Fees
Domestic initial fee revenue, included in the initial franchise and relicensing fees caption on the Company's statements of income, generated from executed franchise agreements decreased $1.1 million to $6.2 million for the nine months ended September 30, 2014 from $7.3 million for the nine months ended September 30, 2013. Domestic initial fee revenue decreased approximately 15% primarily due to a 6% decline in the number of new domestic executed franchise agreements and a decline in the amount of deferred revenue recognized in 2014 related to franchise agreements containing developer incentives that were executed in prior years. Revenues associated with agreements including incentives are deferred and recognized when the incentive criteria are met or the agreement is terminated, whichever comes first.
New domestic franchise agreements executed in the nine months ended September 30, 2014 totaled 297 representing 23,335 rooms compared to 315 agreements representing 25,369 rooms executed in the same period of 2013. During the nine months ended September 30, 2014, 79 of the executed agreements were for new construction hotel franchises representing 5,877 rooms compared to 44 contracts representing 3,068 rooms for the nine months ended September 30, 2013. The increase in new construction franchise agreements primarily reflects a gradual improvement of the lending environment for hotel construction and improving lodging fundamentals including an increasing RevPAR environment and low industry supply growth which are typically a catalyst for increased construction of new hotels.
Conversion hotel executed franchise agreements totaled 218 representing 17,458 rooms for the nine months ended September 30, 2014 compared to 271 agreements representing 22,301 rooms for the same period a year ago. The decline in conversion hotel franchise agreements primarily reflects the impact of a strategic marketing alliance entered into with a timeshare company in 2013 which resulted in the execution of 24 new franchise agreements for our Ascend Hotel Collection brand during the nine months ended September 30, 2013 and a decline in Comfort conversion deals as the Company has emphasized adding new units through new construction franchise agreements rather than conversions of existing product.
A summary of executed domestic franchise agreements by brand for the nine months ended September 30, 2014 and 2013 is as follows:

	Nine Months Ended September, 2014			Nine Months Ended September 30, 2013			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	16	11	27	12	35	47	33%	(69)%	(43)%
Comfort Suites	11	—	11	7	6	13	57%	(100)%	(15)%
Sleep	21	1	22	9	1	10	133%	—%	120%
Quality	3	82	85	1	76	77	200%	8%	10%
Clarion	1	15	16	1	12	13	—%	25%	23%
Econo Lodge	1	46	47	—	61	61	NM	(25)%	(23)%
Rodeway	3	48	51	1	39	40	200%	23%	28%
MainStay	10	1	11	5	—	5	100%	NM	120%
Suburban	2	3	5	1	1	2	100%	200%	150%
Ascend Hotel Collection	6	11	17	5	40	45	20%	(73)%	(62)%
Cambria Suites	5	—	5	2	—	2	150%	NM	150%
Total Domestic System	79	218	297	44	271	315	80%	(20)%	(6)%
Relicensing fees include fees charged to the new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system as well as fees required to renew expiring franchise contracts. Domestic relicensing revenues increased $1.2 million or 24% from $4.8 million for the nine months ended September 30, 2013 to $6.0 million for the nine months ended September 30, 2014. The increase in revenues is due to a 19% increase in the execution of domestic relicensing and renewal contracts and an increase in the average fees per contract. Domestic relicensing and renewal contracts increased from 204 in the nine months ended September 30, 2013 to 243 for the nine months ended September 30, 2014.

Procurement Services: Revenues increased $2.1 million or 13% from $16.2 million for the nine months ended September 30, 2013 to $18.3 million for the nine months ended September 30, 2014. The increase in revenues primarily reflects the implementation of new brand programs as well as an increased volume of business transacted with qualified vendors and strategic alliance partners.

Other Income: Revenue increased $2.8 million from the nine months ended September 30, 2013 to $10.2 million for the nine months ended September 30, 2014. The increase in other income is primarily due to income generated from additional fees implemented in late 2013 and charged to franchisees for non-compliance with the Company's rules and regulations.
Selling, General and Administrative Expenses: The cost to operate the business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $88.3 million for the nine months ended September 30, 2014, an increase of $5.5 million or 7% from the nine months ended September 30, 2013.
SG&A expenses for the nine months ended September 30, 2014 and 2013 include approximately $12.3 million and $7.1 million, respectively related to the Company's SkyTouch division. The increase in expenses related to SkyTouch primarily reflects increased investment in the division's sales and marketing efforts and product development.
Excluding the SG&A expenses for the SkyTouch division, SG&A for the nine months ended September 30, 2014, increased $0.3 million from the prior year. The growth in SG&A expenses, excluding SkyTouch, was impacted by higher occupancy costs incurred in 2013 due to the relocation of the Company's corporate headquarters, prior year litigation related settlement expenses and lower procurement services expenses incurred in 2014 compared to the prior year. In addition, compensation expense recognized on deferred compensation arrangements in 2014 declined by approximately $1.5 million compared to the prior year period. The decline in compensation expense reflects lower increases in the fair value of investments held in the Company's non-qualified employee benefit plans during the nine months ended September 30, 2014 compared to the prior year.
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
Total marketing and reservation system revenues decreased from $311.2 million for the nine months ended September 30, 2013 to $309.0 million for the nine months ended September 30, 2014. Marketing and reservation system revenues recognized during the nine months ended September 30, 2014 were impacted by the deferral of approximately $39.9 million of revenue as the Company billed marketing and reservation system fees in excess of cumulative expenses. The Company is contractually obligated by its franchise agreements to use the marketing and reservation system fees collected for marketing and reservation activities. As a result, cumulative marketing and reservation fees not expended are deferred and recorded as a liability in the Company's financial statements and carried over to the next fiscal year and expended in accordance with the franchise agreements. Conversely, cumulative marketing and reservation expenditures incurred in excess of fees billed for marketing and reservation activities are deferred and recorded as an asset in the Company's financial statements and recovered in future periods. During the nine months ended September 30, 2013, the Company's cumulative expenses exceeded cumulative marketing and reservation fees and therefore marketing and reservation fees collected in excess of current period expenses were utilized to reimburse cumulative advances. As a result, no revenues were deferred during this period.
Excluding the impact of the revenue deferred during the nine month period ended September 30, 2014, marketing and reservation system revenues increased approximately 12%. The increase in revenues was primarily due to improved system fees resulting from system growth and RevPAR increases, increasing revenues from the Choice Privileges loyalty program resulting from the growth in program membership and new marketing and distribution program fees.
At December 31, 2013, the Company incurred marketing and reservation system expenses in excess of cumulative marketing and reservation system fees earned of $5.8 million. At September 30, 2014, cumulative marketing and reservation system fees billed exceeded expenses by $39.9 million with the excess reflected as an other long-term liability in the accompanying consolidated balance sheets.

Interest Expense: Interest expense decreased $1.0 million for the nine months ended September 30, 2014 to $31.4 million due to lower outstanding borrowings on the Company's revolving credit facility and term loan as well as lower effective borrowing rate costs.
Other (Gains) and Losses: Other gains and losses declined from a gain of $1.3 million for the nine months ended September 30, 2014 to a $0.2 million gain in the same period of the current year primarily due to the fluctuations in the fair value of investments held in the Company's non-qualified employee benefit plans.
Income Taxes: The Company’s effective income tax rates for continuing operations were 30.2% and 28.8% for the nine months ended September 30, 2014 and 2013, respectively. The effective income tax rates for the nine months ended September 30, 2014 and 2013 were lower than the U.S federal income tax rate of 35% due to the recurring impact of foreign operations, partially offset by state income taxes. The effective income tax rate for the nine months ended September 30, 2014 was further reduced by the settlement of unrecognized tax positions. Additionally, the effective income tax rate for the nine months ended September 30, 2013 was also reduced by settlements of unrecognized tax positions and by legislation retroactively extending the U.S. controlled foreign corporation look-through rule.
Discontinued Operations: In the first quarter of 2014, the Company's management approved a plan to dispose of the three Company owned Mainstay Suites hotels. As a result, the Company has reported the operations related to these three hotels as discontinued operations beginning in the first quarter of 2014. Net income from discontinued operations was $1.7 million in the first nine months of 2014 compared to net income of $0.3 million in the first nine months of 2013. The increase in net income was primarily due to a $2.8 million gain on the sale of the three hotels during the nine months ended September 30, 2014.
Diluted EPS: Diluted EPS increased 8% to $1.66 for the nine months ended September 30, 2014 from $1.53 for the same period of the prior year. During the nine months ended September 30, 2014 continuing and discontinued operations contributed $1.63 and $0.03, respectively, to diluted EPS. During the nine months ended September 30, 2013 continuing operations and discontinued operations contributed $1.53 and $0.00, respectively, to diluted EPS. The increase in diluted EPS in 2014 over 2013 primarily reflects the items discussed above.

Liquidity and Capital Resources
Operating Activities
During the nine months ended September 30, 2014, net cash provided by operating activities totaled $138.4 million compared to $106.5 million during the nine months ended September 30, 2013, an increase of $31.9 million. The increase in cash flows from operating activities primarily reflects an increase in operating income, a $30.5 million improvement in cash flows from marketing and reservation activities, a decline in management incentive plan compensation payments related to prior year accruals partially offset by a $3.1 million increase in net disbursements to franchisees for property improvements and other purposes utilizing forgivable notes receivable.
Net cash provided by marketing and reservation activities totaled $60.2 million during the nine months ended September 30, 2014 compared to $29.7 million during the nine months ended September 30, 2013. The increase in cash provided by marketing and reservation activities primarily reflects improved system fees resulting from system growth and RevPAR increases, improved financial performance of the Company's loyalty programs and new advertising and distribution program fees which have grown at a faster pace than expenses. Based on the current economic conditions, the Company expects marketing and reservation activities to provide cash flows from operations ranging between $60 million and $65 million in 2014.
In conjunction with brand and development programs, the Company provides financing to franchisees for property improvements and other purposes in the form of forgivable notes receivable. If the franchisee remains in the system in good standing over the term of the promissory note, the Company forgives the outstanding principal balance and related interest. Since these forgivable notes are predominantly forgiven ratably over the term of the promissory note rather than repaid, the Company classifies the related issuance and collections of these notes as operating activities. During the nine months ended September 30, 2014 and 2013, the Company's net advances for these purposes totaled $8.8 million and $5.7 million, respectively. The timing and amount of these cash flows is dependent on various factors including the implementation of various development and brand incentive programs, the level of franchise sales as well as the timing of hotel openings. At September 30, 2014, the Company had commitments to extend an additional $16.3 million for these purposes provided certain conditions are met by its franchisees, of which $6.6 million is expected to be advanced in the next twelve months. In addition, the Company has announced a property improvement incentive program for its domestic Comfort Inn and Comfort Suites hotels to incent hotel owners to renovate their properties to accelerate improvement of the brand's product quality and consistency, guest satisfaction and brand performance. The Company has committed to provide financing in the form of forgivable promissory notes to qualifying domestic hotels for a portion of their Company approved and completed property improvement expenses. Financing will be provided upon the completion and Company certification of the renovations. At September 30, 2014, the Company expects future commitments of between $20.9 million and $24.1 million million for this purpose, provided certain conditions are met by its franchisees. These commitments are expected to be funded in the next twelve months.
Investing Activities
Cash utilized for investing activities totaled $5.3 million and $29.8 million for the nine months ended September 30, 2014 and 2013, respectively. The decline in cash utilized for investing activities for the nine months ended September 30, 2014 primarily reflects the following items:
During the nine months ended September 30, 2014 and 2013, capital expenditures totaled $11.9 million and $27.9 million, respectively. The decline in capital expenditures from 2013 primarily reflect tenant improvements related to the relocation of the Company's corporate headquarters incurred during the prior year.
During the nine months ended September 30, 2014, the Company realized proceeds from the sales of assets totaling $15.6 million related to the sale of three Company owned MainStay Suites hotels, a facility previously utilized as a call center and the sale of a parcel of land related to the development of a new Cambria Suites hotel.
During the nine months ended September 30, 2014 and 2013, the Company invested $14.4 million and $3.8 million, respectively, in joint ventures accounted for under the equity method of accounting. The Company's investment in these joint ventures primarily relate to ventures that either support the Company's efforts to increase business delivery to its franchisees or promote growth of our emerging brands.
The Company occasionally provides financing to franchisees for hotel development efforts and other purposes in the form of mezzanine and other notes receivable. These loans bear interest and are expected to be repaid in accordance with the terms of the loan agreements. During the nine months ended September 30, 2014, the Company advanced $3.3 million and was repaid $9.8 million from our franchisees for these purposes.
During the nine months ended September 30, 2014 and 2013, the Company sold investments totaling $1.0 million and $4.1 million, respectively, and utilized the proceeds to distribute participant deferred compensation balances from the Company's non-qualified retirement plans. The decline in proceeds from the sale of investments primarily reflects the timing of employee terminations and their deferred compensation distribution elections.
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
Financing Activities
Financing cash flows relate primarily to the Company's borrowings, open market treasury stock repurchases, acquisition of shares in connection with the exercise or vesting of equity awards, and dividends.

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
At September 30, 2014, the Company maintained a total leverage ratio of approximately 3.16x, a maximum secured leverage ratio of 0.53x and a minimum fixed charge coverage ratio of approximately 6.13x. At September 30, 2014, the Company was in compliance with all financial covenants under the Credit Facility.
The Credit Facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Credit Facility to be immediately due and payable.
At September 30, 2014, the Company had $132.2 million outstanding under the Term Loan and no amounts outstanding under the Revolver. At December 31, 2013, the Company had $138.8 million outstanding under the Term Loan and no amounts outstanding under the Revolver.
Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At September 30, 2014, the Company has been advanced approximately $3.5 million pursuant to these agreements and expects to receive the remaining $0.9 million over the next several years, subject to annual appropriations by the governmental entities. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration of the Company's 10 year corporate headquarters lease in 2023 will be forgiven in full. The advances will be included in long-term debt in Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all current performance conditions as of September 30, 2014.
Dividends
The Company currently maintains the payment of a quarterly dividend on its common stock outstanding of $0.185 per share, however, the declaration of future dividends are subject to the discretion of our board of directors. The Company's quarterly dividend rate declared during the nine months ended September 30, 2014 remained unchanged from the previous quarterly declarations.
During the nine months ended September 30, 2014, the Company paid cash dividends totaling $32.8 million. We expect to continue to pay dividends in the future, subject to the declaration of our board of directors as well as to future business performance, economic conditions, changes in income tax regulations and other factors. Based on the present dividend rate and outstanding share count, we expect that aggregate annual regular dividends for 2014 would be approximately $43.5 million.

Share Repurchases
The Company repurchased 0.4 million shares of its common stock under the share repurchase program at a total cost of $18.4 million during the nine months ended September 30, 2014. These shares were purchased from family members of the Company's largest shareholder at their fair market value. Since the program's inception through September 30, 2014, we have repurchased 45.7 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.1 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 78.7 million shares at an average price of $14.06 per share. As of September 30, 2014, the Company had approximately 1.1 million shares remaining under the current share repurchase authorization.
During the nine months ended September 30, 2014, the Company redeemed 110,579 shares of common stock at a total cost of approximately $5.3 million from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were outside the share repurchase program.
Other items
Approximately $180.6 million of the Company's cash and cash equivalents at September 30, 2014 pertains to undistributed earnings of the Company's consolidated foreign subsidiaries. Since the Company's intent is for such earnings to be reinvested by the foreign subsidiaries, the Company has not provided additional U.S. income taxes on these amounts. While the Company has no intention to utilize these cash and cash equivalents in its domestic operations, any change to this policy would result in the Company incurring additional U.S. income taxes on any amounts utilized domestically.
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
Marketing and reservation system fees not expended in the current year are deferred and recorded as a liability in the Company's balance sheet and are carried over to the next fiscal year and expended in accordance with the franchise agreements. Shortfall amounts are recorded as an asset in the Company's balance sheet, with a corresponding reduction in costs, and are similarly recovered in subsequent years. Under the terms of the franchise agreements, the Company may advance capital and incur costs as necessary for marketing and reservation activities and recover such advances through future fees. The Company's current franchisees are legally obligated to pay any assessment the Company imposes on its franchisees to obtain reimbursement of such deficit regardless of whether those constituents continue to generate gross room revenue and whether or not they joined the system following the deficit's occurrence. When shortfall amounts are recorded as an asset, the Company may impose an assessment on its franchisees to recover the deferred costs or recover these costs over a period of time by expending fewer amounts on marketing and reservation activities than marketing and reservation system fees collected, depending on the marketing and reservation needs of the system. Our current assessment is that the credit risk associated with any cumulative cost advances for marketing and reservation system activities is mitigated due to our contractual right to recover these amounts from a large geographically dispersed group of franchisees.
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
Non-Qualified Retirement Savings and Investment Plans
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

Several factors could cause actual results, performance or achievements of the Company to differ materially from those expressed in or contemplated by the forward-looking statements.  Such risks include, but are not limited to, changes to general, domestic and foreign economic conditions;  operating risks common in the lodging and franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees; our ability to keep pace with improvements in technology utilized for marketing and reservations systems and other operating systems; fluctuations in the supply and demand for hotels rooms; the level of acceptance of alternative growth strategies we may implement; cyber security and data breach risks; operating risks associated with international operations; the outcome of litigation; and our ability to effectively manage our indebtedness.  These and other risk factors are discussed in detail in the Risk Factors section of the Company's Amended Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on November 3, 2014.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company's foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including in certain circumstances the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $17.1 million and $16.4 million at September 30, 2014 and

December 31, 2013, respectively which we account for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
At September 30, 2014, the Company had $132.2 million of variable interest rate debt instruments outstanding at an effective rate of 2.2%. A hypothetical change of 10% in the Company’s effective interest rate from September 30, 2014 levels would increase or decrease annual interest expense by $0.3 million. The Company expects to refinance its fixed and variable long-term debt obligations prior to their scheduled maturities.
The Company does not presently have any derivative financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures
Our management, with participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), as of the end of the period covered by this quarterly report as required by Rules 13a-15(b) or 15d-15(b) under the Exchange Act. Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Based upon our evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of September 30, 2014 due to the material weakness in internal control over financial reporting related to the revenue recognition methodology for royalty and certain marketing and reservation fees revenues discussed below.

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
Changes in internal control over financial reporting
Except as disclosed below under "Remediation of Material Weaknesses", there have been no changes in our internal control over financial reporting that occurred during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Remediation of Material Weakness
In response to this material weakness, the Company has developed and is executing a plan with the oversight of the Audit Committee of the Board of Directors to remediate this material weakness. Our plan to remediate this material weakness during the year ending December 31, 2014 includes updating the revenue recognition practice to ensure the accounting for royalty and certain marketing and reservation system fees is in compliance with GAAP. The restatement of our financial statements was reflected on the following reports:

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
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Amended Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on November 3, 2014. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Amended Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Amended Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the nine months ended September 30, 2014:

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1),(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2014	—	$—	—	1,418,991
February 28, 2014	85,280	47.85	—	1,418,991
March 31, 2014	9,163	49.10	—	1,418,991
April 30, 2014	302	44.65	—	1,418,991
May 31, 2014	—	—	—	1,418,991
June 30, 2014	—	—	—	1,418,991
July 31, 2014	—	—	—	1,418,991
August 31, 2014	8,744	47.12	—	1,418,991
September 30, 2014	363,072	51.79	355,982	1,063,009
Total	466,561	$50.92	355,982	1,063,009
 _______________________

(1)	The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998. The program has no fixed dollar amount or expiration date.

(2)
During the nine months ended September 30, 2014, the Company redeemed 110,579 shares of common stock from employees to satisfy the option price and minimum tax-withholding requirements related to the exercising of options and vesting of restricted stock and performance vested restricted stock unit grants. These redemptions were not part of the board repurchase authorization.

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

CHOICE HOTELS INTERNATIONAL, INC.

November 7, 2014	By:	/S/ DAVID L. WHITE
David L. White
Senior Vice President, Chief Financial Officer & Treasurer