Form 10-K
period 2014-12-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2015-03-02
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________
FORM 10-K
 _____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes  ☐    No  ☒
The aggregate market value of common stock of Choice Hotels International, Inc. held by non-affiliates was $1,494,600,978 as of June 30, 2014 based upon a closing price of $47.11 per share.
The number of shares outstanding of Choice Hotels International, Inc.’s common stock at February 17, 2015 was 57,354,284.

DOCUMENTS INCORPORATED BY REFERENCE.
Certain portions of our definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Annual Meeting of Shareholders to be held on April 24, 2015, are incorporated by reference under Part III of this Form 10-K.

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
Several factors could cause actual results, performance or achievements of the Company to differ materially from those expressed in or contemplated by the forward-looking statements. Such risks include, but are not limited to, changes to general, domestic and foreign economic conditions; foreign currency fluctuations; operating risks common in the lodging and franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees and our relationships with our franchisees; our ability to keep pace with improvements in technology utilized for marketing and reservations systems and other operating systems; our ability to grow our franchise system; exposure to risks relating to development activities; fluctuations in the supply and demand for hotels rooms; the level of acceptance of alternative growth strategies we may implement; operating risks associated with our international operations; the outcome of litigation; and our ability to effectively manage our indebtedness. These and other risk factors are discussed in detail in Item 1A. "Risk Factors" of this report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

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

Overview
We are one of the largest hotel franchisors in the world with 6,379 hotels open and 603 hotels under construction, awaiting conversion or approved for development as of December 31, 2014 representing 505,278 rooms open and 47,951 rooms under construction, awaiting conversion or approved for development in 50 states, the District of Columbia and over 35 countries and territories outside the United States. Choice franchises lodging properties under the following proprietary brand names: Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, Cambria® hotels & suites, and Ascend Hotel Collection® (collectively, the "Choice brands").
We operate in two reportable segments encompassing our hotel franchising business and our SkyTouch Technology ("SkyTouch") division. SkyTouch is a division of the Company that develops and markets cloud-based technology products, including inventory management, pricing and connectivity to third party channels, to hoteliers not under franchise agreements with the Company. SkyTouch's technology products are based on the Company's choiceAdvantage property management system which is utilized by over 5,700 of the Company's franchised hotels. SkyTouch was announced to the public in March 2013 and represents less than 1% and 5% of the Company's total revenues and operating expenses, respectively, for the year ended December 31, 2014.
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
The principal factors that affect the Company’s franchising results are: the number and mix of franchised hotel rooms in the various hotel lodging price categories; growth in the number of hotel rooms under franchise; occupancy and room rates achieved by the hotels under franchise; the effective royalty rate achieved; the level of franchise sales and relicensing activity; and our ability to manage costs. The number of rooms at franchised properties and occupancy and room rates at those properties significantly affect the Company’s results because our royalty and marketing and reservation system fees are primarily based upon room revenues or the number of rooms at franchised hotels. The key industry standard for measuring hotel-operating performance is revenue per available room ("RevPAR"), which is calculated by multiplying the percentage of occupied rooms by the average daily room rate realized. Our variable overhead costs associated with franchise system growth of our established brands have historically been less than incremental royalty fees generated from new franchises. Accordingly, continued growth of our franchise business should enable us to realize benefits from the operating leverage in place and improve operating results.
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
Historically, we have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. Since the program's inception through December 31, 2014, we have repurchased 46.7 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.2 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 79.7 million shares at an average price of $14.55 per share. In the fourth quarter of 2014, our board of directors authorized a 3 million share increase to the current share repurchase authorization increasing the shares remaining to 3.0 million at December 31, 2014. We currently believe that our cash flows from operations will support our ability to complete the current board of directors repurchase authorization and upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
The Company commenced paying quarterly dividends in 2004 and in 2012 the Company elected to pay a special cash dividend totaling approximately $600 million. The Company currently maintains the payment of a quarterly dividend on its common shares outstanding; however the declaration of future dividends is subject to the discretion of the board of directors. With the exception of the 2012 special cash dividend, quarterly cash dividends paid on common shares outstanding was $0.185 per share for each quarter for the years ended December 31, 2012, 2013 and 2014. In the fourth quarter of 2014, the board of directors agreed to increase the quarterly cash dividend from $0.185 per share to $0.195 per share, beginning with the dividend payable in the first quarter of 2015. The projected annual dividend in 2015 is $0.78 per annum. We expect to continue to pay dividends in the future, subject to quarterly declaration by our board of directors as well as future business performance, economic conditions, changes in income tax regulations and other factors.
The Company also allocates capital to exploring growth opportunities in business areas that are adjacent or complementary to our core hotel franchising business, which leverage our core competencies and are additive to our franchising business model. The timing and amount of these investments are subject to market and other conditions.
Our direct lodging property real estate exposure is limited to activity in the United States and consists of two parcels of real estate that the Company has acquired and intends to resell to incent franchise development in strategic markets or to pursue hotel development through joint ventures. In addition, our development activities that involve financing, equity investments and guaranty support to hotel developers create limited additional exposure to the real estate markets.

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

The following chart demonstrates these trends over the last fifteen years:
US Lodging Industry Trends: 2000 - 2014

Year	Occupancy Rates	Average Daily Room Rates (ADR)	Change in ADR Versus Prior Year	Change in CPI Versus Prior Year	Revenue Per Available Room (RevPAR)	New Rooms Added (Gross)
2000	63.5%	$85.24	4.9%	3.4%	$54.13	121,476
2001	60.1%	$84.85	(0.5)%	2.9%	$50.99	101,279
2002	59.2%	$83.15	(2.0)%	1.6%	$49.22	86,366
2003	59.1%	$83.19	0.1%	2.3%	$49.20	65,876
2004	61.3%	$86.41	3.9%	2.7%	$52.93	55,245
2005	63.1%	$90.84	5.1%	3.4%	$57.34	65,900
2006	63.4%	$97.31	7.1%	3.2%	$61.69	73,308
2007	63.1%	$104.04	6.9%	2.8%	$65.61	94,541
2008	60.3%	$106.96	2.8%	3.8%	$64.49	146,312
2009	54.5%	$98.17	(8.2)%	(0.4)%	$53.50	142,287
2010	57.5%	$98.06	(0.1)%	1.6%	$56.43	73,976
2011	59.9%	$101.85	3.9%	3.2%	$61.02	38,409
2012	61.3%	$106.25	4.3%	2.1%	$65.15	43,879
2013	62.2%	$110.30	3.8%	1.5%	$68.58	54,020
2014	64.4%	$115.32	4.6%	0.8%	$74.28	63,346

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

The lodging industry can be divided into chain scale categories or groupings of generally competitive brands as follows:

Chain Scale	Brand Examples	Room Count	% of Total	Avg. No. of Rooms Per Hotel
Luxury	Four Seasons, Ritz Carlton, W Hotel	108,077	2.2%	337.7
Upper Upscale	Marriott, Hilton, Hyatt, Sheraton	568,525	11.4%	359.4
Upscale	Hilton Garden Inn, Courtyard, Cambria Suites	631,245	12.7%	152.1
Upper Midscale	Comfort Inn, Holiday Inn, Hampton Inn	876,164	17.6%	97.9
Midscale	Quality, Best Western, Ramada, La Quinta	483,144	9.7%	85.6
Economy	Econo Lodge, Days Inn, Super 8, Red Roof Inn	774,363	15.6%	75.9
Sub-Total Brand Affiliated		3,441,518	69.1%	111.6
Independents		1,537,187	30.9%	68.1
Total All Hotels		4,978,705	100%	93.2
According to Smith Travel Research, the lodging industry consisted of approximately 53,000 hotels representing approximately 5.0 million rooms open and operating in the United States at December 31, 2014. During the year ended December 31, 2014, the industry added approximately 63,000 gross rooms to the industry supply and net room growth was approximately 0.8%. Approximately, 49% of the new rooms opened during the year were positioned in the Upper Midscale, Midscale and Economy chain scale segments in which we primarily operate. Overall, annual industry room growth remains below historical levels.
The lodging industry consists of independent operators of hotels and those that have joined national hotel franchise chains. Independent operators of hotels not owned or managed by major lodging companies have increasingly joined national hotel franchise chains as a means of remaining competitive with hotels owned by or affiliated with national lodging companies. Over the years, the industry has seen a significant movement of hotels from independent to chain affiliation, with affiliated hotels increasing from 46% of the rooms in the market in 1990 to 69% of the market in 2014. However, the pace of this increase has moderated over the last several years and in 2014 the percentage of rooms in the market affiliated with a chain increased by 20 basis points from 68.9% to 69.1%.
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
Strategy. Our mission is a commitment to franchisee profitability by providing our franchisees with hotel franchises that strive to generate the highest return on investment of any hotel franchise. Our business strategy is to create franchise system growth by leveraging Choice’s large and well-known hotel brands, franchise sales capabilities, effective marketing and reservation delivery efforts, training and education programs, RevPAR enhancing services and technologies and financial strength created by our significant free cash flow. We believe our brands’ growth will be driven by our ability to create a compelling return on investment for franchisees. Our strategic objective is to improve profitability of our franchisees by providing services which increase business delivery, enhance RevPAR, reduce hotel operating and development costs, and/or improve guest satisfaction. Specific elements of our strategy include: building strong brands, delivering exceptional services, reaching more consumers and leveraging our size, scale and distribution to reduce costs for hotel owners. We believe that by focusing on these elements we can increase the gross room revenues generated by our franchisees by increasing the business delivered to existing franchisees and expanding our market share of franchised hotels in the chain scale segments in which we operate or seek to operate. Improving the desirability of our brands should also allow us to continue to improve the effective royalty rate of our contracts.
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
Delivering Exceptional Services. We provide a combination of services and technology based offerings to help our franchisees improve performance. We have field services staff members located nationwide that help franchisees improve RevPAR performance and guest satisfaction. In addition, we provide our franchisees with education and training programs as well as revenue management technology and services designed to improve property level performance. These services and products promote revenue gains for franchisees and improve guest satisfaction which translate into both higher royalties for the Company and improved returns for owners, leading to further room growth by making our brands even more attractive to prospective franchisees. We develop our services based on customer needs and focus on activities that generate high return on investment for our franchisees.
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
The Company intends to continue to increase awareness of its brands through its national marketing campaigns and its Choice Privileges loyalty program promotions. These campaigns are intended to generate a compelling message to consumers to create even greater awareness for our brands with the ultimate goal of driving business through our central reservation system. Local and regional co-op marketing campaigns will continue to be utilized to leverage the national marketing programs to drive business to our franchised properties at a local level. We expect our efforts at marketing directly to individual guests and corporate customers will continue to be enhanced through the use of our customer relationship management technology and programs; as well as, our field based sales agents that are focused on increasing our share of business travelers. Our continued focus on overall brand quality coupled with our marketing initiatives is designed to stimulate room demand for our franchised hotels through improved guest awareness and satisfaction.
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

Franchise System
Revenues from our domestic operations comprised 92% of our total revenues in both 2014 and 2013, respectively. As a result, our description of the franchise system is primarily focused on the domestic operations.
Our standard domestic franchise agreements grant franchisees the non-exclusive right to use certain of our trademarks and receive other benefits of our franchise system to facilitate the operation of their franchised hotel at a specified location. The majority of our standard domestic franchise agreements are 10 to 20 years in duration with certain rights for each of the franchisor and franchisee to terminate their franchise agreement, such as upon designated anniversaries of the agreement, before the 20th (or 10th, as applicable) year. Our franchisees operate domestically under one of eleven Choice brand names: Comfort Inn, Comfort Suites, Cambria hotels and suites, Quality, Clarion, Ascend Hotel Collection, Sleep Inn, Econo Lodge, Rodeway Inn, MainStay Suites and Suburban Extended Stay Hotel.

The following table presents key statistics related to our domestic franchise system over the five years ended December 31, 2014.
COMBINED DOMESTIC FRANCHISE SYSTEM

	As of and For the Year Ended December 31,
	2010	2011	2012	2013	2014
Number of properties, end of period	4,993	5,001	5,083	5,180	5,221
Number of rooms, end of period	393,535	392,826	396,102	400,585	398,661
Royalty fees ($000)	$206,921	$221,023	$236,336	$242,887	$262,675
Average royalty rate(1)	4.30%	4.31%	4.33%	4.33%	4.28%
Average occupancy percentage(1)	51.5%	53.7%	55.6%	56.4%	59.5%
Average daily room rate (ADR)(1)	$70.51	$71.92	$73.69	$74.76	$77.03
Revenue per available room (RevPAR)(1),(2)	$36.29	$38.63	$40.94	$42.20	$45.80
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

Industry Positioning
Our brands offer consumers and developers a wide range of options, including economy hotels, mid-scale, upper mid-scale and lower upscale, full service properties. Our brands are as follows:
Cambria hotels and suites: Cambria hotels and suites is a new construction select service hotel chain that operates in the upscale lodging category.  For medium frequency and Millennial business travelers, Cambria treats every guest as a high value guest by offering inviting design, options for guests to personalize their stay, and unexpected service delighters. Public spaces are designed with options that invite guests to hang out, including Social CircleTM restaurant and bar, which focuses on simple, yet interesting food and craft beers. Cambria offers guest rooms that “feel like an upgrade.” In-room amenities include pillow top mattresses, flat screen TV(s), speaker phones, mini-refrigerators and microwaves. Principal competitor brands include Courtyard by Marriott, Aloft and Hilton Garden Inn. The Cambria hotels and suites brand was launched in January 2005 and the first properties opened during 2007.
Ascend Hotel Collection: Ascend Hotel Collection is an innovative membership program that is not positioned as a traditional franchise concept. Ascend includes individual hotels that are historic, boutique and/or unique and desire to retain their independent brand identity but have access to Choice’s marketing and distribution channels. Ascend Hotel Collection offers the best of both worlds: independence backed up by a powerful global distribution network. Principal competitors include Sterling Hotels, Summit Hotel & Resorts, Small Luxury Hotels and Historic Hotels of America. The Ascend membership was launched in October 2008.
Comfort Inn: Comfort Inn and Comfort Inn and Suites hotels are primarily upper mid-scale limited service hotels that offer a warm and welcoming guest experience designed to help travelers feel refreshed and ready to take on the day. One of the original brands in the limited service category, Comfort has built a reputation for consistent high-value accommodations for both business and leisure travelers. Comfort offers complimentary hot breakfast with fresh waffles, a swimming pool and/or exercise room, and free high-speed internet access. Principal competitor brands include Holiday Inn Express and Country Inn & Suites.
Comfort Suites: An extension of the highly regarded Comfort Inn brand, Comfort Suites hotels deliver the experience that helps guests feel refreshed and ready to take on the day. All hotels are 100% smoke free, and rooms are oversized with a separate area for working that meets the demands of today’s business traveler. In addition, each suite features a sleeper sofa, refrigerator and microwave. Comfort Suites hotels offer a complimentary hot breakfast, fitness center, business center, and free high-speed internet access, as well as a marketplace with snacks and beverages for purchase. The brand competes with Hampton and Fairfield Inn.
Sleep Inn: Sleep Inn is a new construction brand that operates in the moderate tier of the mid-scale lodging category, offering developers a lower cost to build with competitive mid-scale average daily rates. Sleep Inn delivers a simply stylish, contemporary guest experience, providing both business and leisure travelers with free high-speed internet access, a complimentary Morning Medley hot breakfast, and an exercise room and/or pool. Sleep Inn’s competitors include Microtel and La Quinta.
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
Quality: Quality helps both guests and owners "get your money's worth" in the mid-scale category.  Quality hotels provide clean, comfortable, and affordable accommodations, as well as the "Value Qs:"  Q Bed, Q Breakfast, Q Shower, Q Service, and the Q Value of free high-speed internet access, and a swimming pool and/or an exercise room. Principal competitor brands include Best Western and Ramada.
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
Rodeway Inn: Rodeway Inn is a brand that also serves the economy segment and offers sensible lodging for travelers on a budget. As part of one of the largest franchise systems in the world, Rodeway offers a welcoming environment at an affordable rate. With free coffee to get guests started in the morning, free high-speed internet and a free premium movie channel, Rodeway is a great option for practical travelers. Principal competitor brands include Americas Best Value Inn and Motel 6.
The following table presents key statistics related to the domestic system for our brands over the five years ended December 31, 2014:

	As of and For the Year Ended December 31,
	2010	2011	2012	2013	2014
COMFORT INN DOMESTIC SYSTEM
Number of properties, end of period	1,435	1,399	1,349	1,302	1,240
Number of rooms, end of period	112,169	109,330	105,471	101,673	95,862
Royalty fees ($000)	$82,415	$86,503	$90,360	$88,774	$93,630
Average occupancy percentage	55.7%	57.7%	59.5%	60.1%	63.3%
Average daily room rate (ADR)	$77.28	$79.54	$81.70	$83.27	$86.08
RevPAR	$43.04	$45.91	$48.60	$50.05	$54.50

COMFORT SUITES DOMESTIC SYSTEM
Number of properties, end of period	623	616	597	589	577
Number of rooms, end of period	48,246	47,738	46,045	45,451	44,632
Royalty fees ($000)	$38,345	$42,167	$44,835	$44,717	$48,278
Average occupancy percentage	55.5%	58.9%	61.9%	62.9%	66.5%
Average daily room rate (ADR)	$82.42	$83.75	$85.58	$86.99	$90.24
RevPAR	$45.71	$49.35	$52.96	$54.75	$60.01
QUALITY DOMESTIC SYSTEM
Number of properties, end of period	1,012	1,047	1,152	1,223	1,284
Number of rooms, end of period	89,185	91,502	98,078	101,143	104,454
Royalty fees ($000)	$35,919	$38,190	$42,409	$47,471	$52,589
Average occupancy percentage	48.2%	50.1%	51.6%	53.1%	56.1%
Average daily room rate (ADR)	$66.79	$67.84	$69.45	$70.22	$71.98
RevPAR	$32.19	$34.00	$35.86	$37.27	$40.39
CLARION DOMESTIC SYSTEM
Number of properties, end of period	192	189	191	190	178
Number of rooms, end of period	28,711	27,527	27,441	27,501	25,049
Royalty fees ($000)	$9,027	$9,706	$10,369	$10,953	$11,480
Average occupancy percentage	43.9%	47.1%	49.6%	51.2%	54.5%
Average daily room rate (ADR)	$74.95	$73.88	$74.99	$75.15	$77.65
RevPAR	$32.89	$34.79	$37.18	$38.46	$42.34
SLEEP INN DOMESTIC SYSTEM
Number of properties, end of period	398	394	387	382	371
Number of rooms, end of period	28,957	28,568	28,087	27,623	26,811
Royalty fees ($000)	$15,073	$15,888	$17,202	$17,447	$18,914
Average occupancy percentage	51.7%	53.9%	56.6%	58.7%	62.5%
Average daily room rate (ADR)	$68.81	$70.06	$72.54	$74.39	$77.13
RevPAR	$35.54	$37.73	$41.03	$43.66	$48.24
MAINSTAY SUITES DOMESTIC SYSTEM
Number of properties, end of period	37	40	41	43	45
Number of rooms, end of period	2,868	3,093	3,165	3,331	3,568
Royalty fees ($000)	$1,721	$2,054	$2,218	$2,259	$2,608
Average occupancy percentage	63.9%	68.3%	70.1%	68.1%	71.4%
Average daily room rate (ADR)	$65.44	$66.17	$69.73	$72.44	$74.82
RevPAR	$41.81	$45.22	$48.84	$49.36	$53.40
ECONO LODGE DOMESTIC SYSTEM
Number of properties, end of period	784	797	817	830	856
Number of rooms, end of period	48,728	49,483	49,951	50,694	52,878
Royalty fees ($000)	$15,098	$15,700	$16,539	$17,189	$18,896
Average occupancy percentage	46.0%	47.5%	48.5%	48.8%	51.6%
Average daily room rate (ADR)	$54.10	$54.75	$55.89	$56.51	$57.85
RevPAR	$24.91	$26.02	$27.11	$27.55	$29.86
RODEWAY INN DOMESTIC SYSTEM
Number of properties, end of period	387	388	410	438	474
Number of rooms, end of period	21,261	21,627	23,370	24,677	26,172
Royalty fees ($000)	$4,299	$4,566	$5,129	$5,357	$5,532
Average occupancy percentage	46.0%	49.0%	50.7%	51.9%	55.1%
Average daily room rate (ADR)	$51.07	$51.91	$53.41	$54.28	$56.68
RevPAR	$23.48	$25.46	$27.08	$28.14	$31.25

SUBURBAN EXTENDED STAY HOTEL DOMESTIC SYSTEM
Number of properties, end of period	64	60	63	63	65
Number of rooms, end of period	7,685	7,126	7,291	7,167	7,198
Royalty fees ($000)	$2,366	$2,539	$2,709	$2,832	$3,111
Average occupancy percentage	64.1%	67.6%	69.9%	70.2%	71.8%
Average daily room rate (ADR)	$39.27	$40.38	$41.71	$42.67	$45.25
RevPAR	$25.16	$27.31	$29.14	$29.96	$32.51
CAMBRIA DOMESTIC SYSTEM (1)
Number of properties, end of period	23	19	19	18	22
Number of rooms, end of period	2,700	2,215	2,221	2,119	2,642
Royalty fees ($000)	$1,486	$2,032	$2,102	$2,147	$2,687
ASCEND HOTEL COLLECTION DOMESTIC SYSTEM
Number of properties, end of period	38	52	57	102	109
Number of rooms, end of period	3,025	4,617	4,982	9,206	9,395
Royalty fees ($000)	$1,172	$1,678	$2,464	$3,741	$4,950
Average occupancy percentage	57.8%	59.8%	64.8%	64.0%	60.3%
Average daily room rate (ADR)	$112.69	$113.45	$113.83	$119.76	$121.49
RevPAR	$65.17	$67.79	$73.78	$76.60	$73.20
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
As a result of our use of master franchising relationships and international market conditions, revenues from international franchising operations comprised 8% of our total revenues in both 2014 and 2013 while representing approximately 18% of our franchise system hotels open at both December 31, 2014 and 2013, respectively.
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

As of December 31, 2014, we had 1,158 franchise hotels open and operating in over 30 countries and territories outside of the United States. The following chart summarizes our franchise system outside of the United States.

COMBINED INTERNATIONAL FRANCHISE SYSTEM(1)

	As of and For the Year Ended December 31,
	2010	2011	2012	2013	2014
Number of properties, end of period	1,149	1,177	1,160	1,160	1,158
Number of rooms, end of period	101,610	104,379	103,151	105,473	106,617
Royalty fees ($000)	$21,697	$25,248	$25,131	$24,721	$24,515
____________________________

(1)
Reporting of operating statistics (e.g., average occupancy percentage and average daily room rate) of international franchisees is not required by all master franchise contracts, thus these statistics and RevPAR are not presented for international franchisees.

Scandinavia. We conduct our operations in Scandinavia through a master franchise relationship with Nordic Choice Commercial Services A/S ("NCH"), formerly known as Choice Hotels Scandinavia. As of December 31, 2014, NCH had 179 open properties in its development territory, which includes Denmark, Norway and Sweden on an exclusive basis and Latvia and Lithuania on a non-exclusive basis. The Company’s master franchise agreement with NCH grants rights to the Comfort, Quality, Sleep and Clarion brand and expires in 2023. Through a separate agreement signed in 2010, we have also granted NCH limited rights to franchise Ascend Hotel Collection hotels in its territory.
Japan. The Company conducts its operations in Japan through a master franchise relationship with Choice Hotels Japan Co. Ltd ("CHJ"). CHJ possesses exclusive rights to develop the Comfort and Quality brands and non-exclusive rights to the Sleep and Clarion brands. The Company’s master franchise agreement with CHJ expires in December 2023. As of December 31, 2014, CHJ had 51 open properties.
Continental Europe. The Company conducts franchising operations in Germany, Italy, Czech Republic, and portions of Switzerland through Choice Hotels Licensing B.V. ("Choice BV"), a wholly-owned subsidiary, and in France, Portugal and the French speaking Cantons of Switzerland through a wholly-owned subsidiary of Choice BV, Choice Hotels France SAS. At December 31, 2014, the Company's subsidiaries had 178 properties open and operating in continental Europe.
Ireland. In August 2007, the Company entered into a master franchising agreement with Ireland-based Cordelle Enterprises, doing business as Choice Hotels Ireland ("CHR"), for the exclusive right to develop our Clarion, Quality and Comfort brands in Ireland and Northern Ireland. The master franchise agreement with CHR expires in 2027. As of December 31, 2014, CHR had 8 properties open and operating in Ireland and Northern Ireland.
United Kingdom. The Company conducts direct franchising operations in the United Kingdom through Choice BV. At December 31, 2014, the Company’s subsidiary had 42 properties open and operating in the United Kingdom.
Canada. We conduct our operations in Canada for all of our brands except Cambria hotel and suites, MainStay Suites and Suburban Extended Stay Hotel through Choice Hotels Canada Inc. ("CHC") a joint venture owned 50% by us and 50% by InnVest Management Holdings Ltd. CHC is one of the largest lodging organizations in Canada with 309 of our franchised properties open and operating as of December 31, 2014. The Company conducts direct franchising operations for its extended stay and Cambria Suites brands in Canada through its wholly-owned subsidiary, Choice Hotels International Licensing ULC, and had 4 properties open and operating at December 31, 2014.
India. The Company conducts direct franchising operations in India through wholly-owned subsidiaries for the Comfort, Quality, Sleep and Clarion brands. As of December 31, 2014, the Company had 20 franchised properties open and operating.
Australasia. The Company conducts direct franchising operations in Australia, New Zealand, and Singapore through a wholly-owned subsidiary, Choice Hotels Australasia Pty. Ltd. ("CHA"). As of December 31, 2014, CHA had 258 franchised properties open and operating in Australasia.
Mexico. The Company’s wholly-owned subsidiary Choice Hotels Mexico S. de R.L. de C.V. ("CHM") conducts direct franchising operations in Mexico on behalf of Choice BV, which acts as the franchisor in Mexico. CHM is focused on establishing Clarion, Quality, Sleep and Comfort brands through conversion of hotels in Mexico. At December 31, 2014, the Company’s subsidiary had 25 properties open and operating.

South America. We conduct our operations in Brazil and certain other South American territories through a non-exclusive master franchise relationship with Atlantica Holdings International, Ltd. ("Atlantica"). As of December 31, 2014, Atlantica had 63 open properties in its development territory. The Company’s master franchise agreement with Atlantica grants rights to the Comfort, Quality, Sleep and Clarion brands, which rights are exclusive in Brazil and non-exclusive in Atlantica's remaining territory. The agreement was executed in 2001 and pursuant to an amendment executed in September 2014, will expire in December 2024.
Central America. We conduct our operations in certain Central American territories through an exclusive master franchise relationship with Real Hotels and Resorts, Inc. ("Real"). As of December 31, 2014, Real had 14 open properties in its development territory which consists of Costa Rica, Dominican Republic, El Salvador, Guatemala, Honduras and Panama. The Company’s master franchise agreement with Real grants rights to the Comfort, Quality, Sleep and Clarion brands. The agreement was executed in 1994 for a term of twenty years. In May 2014, we renewed the master franchise agreement for an additional 20-year term through May of 2034, with certain rights by both parties to terminate the contract early. Through a separate agreement signed in 2011, we have also granted Real limited non-exclusive rights to franchise Ascend Hotel Collection hotels in Costa Rica, Honduras and Panama.
Other International Relationships. We also have non-exclusive master development and area representative arrangements in place with local hotel management and franchising companies doing business in China. At December 31, 2014, five properties were open and operating in China. In addition, the Company through Choice BV, has direct franchise relationships with properties in Malaysia and Turkey. At December 31, 2014, one property was open and operating in both Malaysia and Turkey.

The following table summarizes Choice’s non-domestic franchise system as of December 31, 2014:

	Comfort	Comfort Suites	Quality	Clarion	Sleep	Ascend	Mainstay	Suburban	Econo Lodge	Rodeway	Total
Australia	118	—	66	7	—	7	—	—	25	—	223
Canada	—	—	—	—	—	—	2	2	—	—	4
Czech Republic	—	—	—	9	—	—	—	—	—	—	9
France	71	5	27	7	—	—	—	—	—	—	110
Germany	17	—	12	2	—	—	—	—	—	—	31
India	7	—	10	3	—	—	—	—	—	—	20
Italy	5	—	8	6	—	—	—	—	—	—	19
Malaysia	—	—	1	—	—	—	—	—	—	—	1
Mexico	11	—	12	—	2	—	—	—	—	—	25
New Zealand	10	—	17	1	—	—	—	—	6	—	34
Portugal	3	—	2	1	—	—	—	—	—	—	6
Singapore	—	—	1	—	—	—	—	—	—	—	1
Switzerland	2	—	—	1	—	—	—	—	—	—	3
United Kingdom	17	—	17	8	—	—	—	—	—	—	42
Turkey	—	—	—	1	—	—	—	—	—	—	1
Direct Franchise Agreements	261	5	173	46	2	7	2	2	31	—	529
Brazil	21	7	27	4	4	—	—	—	—	—	63
Canada*	146	5	82	6	3	8	—	—	55	4	309
China	2	2	1	—	—	—	—	—	—	—	5
Costa Rica	—	—	1	—	1	—	—	—	—	—	2
Denmark	1	—	1	1	—	1	—	—	—	—	4
Dominican Republic	—	—	1	—	—	—	—	—	—	—	1
El Salvador	2	—	1	1	—	—	—	—	—	—	4
Guatemala	—	—	—	1	—	—	—	—	—	—	1
Honduras	—	—	—	5	—	—	—	—	—	—	5
Ireland	—	—	2	4	—	2	—	—	—	—	8
Japan	50	—	1	—	—	—	—	—	—	—	51
Latvia	—	—	—	1	—	—	—	—	—	—	1
Lithuania	1	—	—	—	—	—	—	—	—	—	1
Norway	19	—	38	32	—	2	—	—	—	—	91
Panama	—	—	—	1		—	—	—	—	—	1
Sweden	11	—	29	36	—	6	—	—	—	—	82
Master Franchise Agreements	253	14	184	92	8	19	—	—	55	4	629
Total Number of Properties	514	19	357	138	10	26	2	2	86	4	1,158
____________________________

*	The Company has a 50% equity investment in this master franchisor.

The following table presents key worldwide system size statistics as of and for the year ended December 31, 2014:

	Open and Operational		Approved for Development		Units
	Hotels	Rooms	Hotels	Rooms	Additions	Repositionings	Terminations
Comfort	1,754	136,458	126	9,671	60	(34)	(96)
Comfort Suites	596	47,074	77	6,148	15	—	(23)
Quality	1,641	141,546	86	7,329	103	31	(88)
Ascend Hotel Collection	135	12,434	36	3,118	19	1	(8)
Clarion	316	43,219	27	3,735	30	(1)	(34)
Sleep Inn	381	27,700	80	5,175	11	(6)	(15)
MainStay Suites	47	3,786	50	3,150	4	(1)	(1)
Econo Lodge	942	56,692	42	2,337	63	6	(41)
Rodeway Inn	478	26,351	35	2,184	62	4	(29)
Suburban	67	7,376	19	1,639	7	—	(4)
Cambria	22	2,642	25	3,465	5	—	(1)
Totals	6,379	505,278	603	47,951	379	—	(340)

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
Our objective is to continue to grow our portfolio by continuing to sell our existing brands, creating extensions of our existing brands and introducing new brands, either organically or via acquisition, within the various lodging chain categories. Based on market conditions and other circumstances, we may offer certain incentives to developers to increase development of our brands such as discounting various fees such as the initial franchise fee, and royalty rates and marketing and reservation system rates as well as provide financing for property improvements and other purposes.
Because retention of existing franchisees is important to our growth strategy, we have a formal impact policy. This policy offers existing franchisees protection from the opening of a same-brand property within a specified distance, depending upon the market in which the property is located.
Investment, Financing and Guaranty Franchisee Support
Our board of directors authorized a program which permits us to offer financing, investment, and guaranty support to qualified franchisees as well as allows us to acquire and resell real estate to incent franchise development for certain brands in strategic markets. We expect to deploy capital pursuant to this program opportunistically to promote growth of our emerging brands. The amount and timing of the investment in this program will be dependent on market and other conditions and we generally expect to recycle these investments within a five year period.

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
Generally, either party to our standard domestic franchise agreement can terminate the agreement prior to the conclusion of the agreement’s term under certain circumstances, such as upon designated anniversaries of the agreement, subject to applicable law. Early termination options give us flexibility in eliminating or re-branding properties for reasons other than contractual failure by the franchisee. This allows us the opportunity to strengthen our brand portfolio in various markets by replacing weaker performing hotels. We also have the right to terminate a franchise agreement if a franchisee fails to bring the property into compliance with contractual or quality standards within specified periods of time. The franchise agreements also typically contain liquidated damages provisions which represent a fair measure of compensation that our franchisee and we agree should be paid to us upon a termination of the franchise agreement.
When the responsibility for development is transferred to an international master franchisee, that party has the responsibility to develop and grow our brands in the master franchise area. Additionally, the master franchisee generally must manage the delivery of certain necessary services (such as quality assurance, reservations and marketing) to support the franchised hotels in the master franchise area. The master franchisee collects the fees paid by the local franchisee and remits an agreed upon share to us. Master franchise agreements generally have a term of at least 10 years. We have only entered into master franchise agreements with respect to franchised hotels outside the United States.
Franchise agreements are individually negotiated and vary among the different Choice brands and franchises, but generally are competitive with the industry average within their market group. Franchise fees usually have three primary components: an initial, one-time affiliation fee; a royalty fee; and a marketing and reservation system fee.
Our standard franchise fees are as follows:
QUOTED FEES BY BRAND AS OF DECEMBER 31, 2014

Brand	Initial Fee Per Room/Minimum	Royalty Fees (3)	Marketing and Reservation System Fees (3)
Cambria hotel & suites	$500/$60,000	5.00%	4.00%
Comfort Inn	$500/$50,000	5.65%	3.85%
Comfort Suites	$500/$50,000	5.65%	3.85%
Quality Inn	$300/$35,000	4.65%	3.85%
Ascend Hotel Collection	$375/$30,000	4.00%	2.50%
Clarion	$300/$40,000	4.25%	3.25%
Sleep Inn	$300/$40,000	4.65%	3.85%
MainStay Suites	$300/$30,000	5.00%	2.50%
Econo Lodge	$250/$25,000	4.50%	3.50%
Rodeway Inn	$125/$10,000	(1)	(2)
Suburban Extended Stay Hotel	$225/$30,000	5.00%	2.50%
____________________________

(1)	Royalty rate is $33.00 per room per month.

(2)	Marketing and reservation system fees are $13.00 per room per month.

(3)	Fees are based on a percentage of gross room revenue
As previously noted, the Company’s franchise agreements are individually negotiated and therefore actual fees may differ from those noted above. From time to time, the Company may discount the standard royalty fees and/or marketing and reservation system fees in the initial years of the agreement as a franchisee acquisition tactic. Typically, these discounts expire as the contract matures until the contractual fees reach the standard franchise fees in effect at the time the agreement was executed.

Franchise Operations
Our operations are designed to help our franchisees, improve RevPAR and lower operating and development costs, as these are the measures of performance that most directly impact franchisee profitability. We believe that by helping our franchisees become more profitable we will enhance our ability to both retain our existing franchisees and attract new franchisees. The key aspects of our franchise operations are:
Brand Name Marketing and Advertising. Our hotels are typically located in areas conveniently accessible to business and leisure travelers and therefore approximately 60% of our hotel room nights are sold to guests who either walk-in or contact the hotel directly. As a result, we believe that brand name recognition and the strength of the brand reputation are important factors in influencing business and leisure traveler hotel accommodation choices.
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
We conduct numerous marketing and sales programs and deploy field based sales agents which target specific groups, including business travelers, senior citizens, automobile club members, families, government and military employees, educational organizations and meeting planners. Other marketing efforts include domestic and international trade show programs, publication of group and tour rate directories, direct-mail programs, electronic direct marketing e-mail programs, centralized commissions for travel agents, fly-drive programs in conjunction with major airlines, and the publication of electronic travel and vacation directories.
We operate a loyalty program, Choice Privileges, for all of the Choice brands to attract and retain travelers by rewarding frequent stays with points towards free hotel stays and other rewards. Choice Privileges participants earn points redeemable for free stays in Choice brand properties. The Company also offers guests the ability to earn airline miles for qualifying stays redeemable for flights with various airline partners as well as redeem points for gift certificates at participating retailers. These programs allow us to conduct lower cost, more targeted marketing campaigns to our consumers, deliver incremental business to our franchised hotels and are an important selling point for our franchise sales personnel. Choice Privileges members contribute approximately a third of the Company’s domestic gross room revenues and the program had more than 21 million members worldwide as of December 31, 2014. Growing the membership of the Choice Privileges program as well as increasing the number of room nights consumed by existing members will continue to be a focus of the Company.
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
Our field based franchise services area directors work with franchisees to maximize RevPAR. These consultants advise franchisees on topics such as marketing their hotels, improving quality and maximizing the benefits offered by the Choice reservations system. Our proprietary property management system includes a rate and selling management tool to help our franchisees better manage rates and inventory which are designed to help them improve RevPAR by optimizing ADR and occupancy. In addition, we have recently added revenue management services to our service offerings to assist franchisees in maximizing their room rates.
Central Reservation System ("CRS"). On average, nearly 40% of the gross room revenue booked at domestic franchised properties is reserved through our central reservation system, which consists of our toll-free telephone reservation system, our proprietary internet site, mobile phone and tablet reservation applications, interfaces with global distribution systems, and other internet reservations sites. We strive to improve the percentage of business delivered by our CRS as room nights reserved through these channels are typically at higher average daily rates than reservations booked directly through the property. In addition, increasing the percentage of business delivered through the CRS improves our value proposition to a hotel owner and therefore assists in retention of existing and acquisition of new franchisees.
Our CRS provides a data link to our franchised properties as well as to airline reservation systems such as Amadeus, Galileo, SABRE and Worldspan that facilitate the reservation process for travel agents and corporate travelers. We also offer our rooms for sale on our own proprietary internet site (www.choicehotels.com) and mobile applications as well as those of online travel agents ("OTA's") and other third-party internet referral or booking services.

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
We continue to implement our integrated reservation and distribution strategy to improve reservations delivery, reduce franchisee costs and improve franchisee satisfaction by enhancing our website, choicehotels.com. We also design our marketing campaigns to drive reservation traffic directly to our proprietary channels to minimize the impact that third party reservation sites may have on the pricing of our inventory. In addition, we have introduced programs such as our Best Internet Rate Guarantee program which has greatly reduced the ability of the travel intermediaries to undercut the published rates at our hotels. We do selectively distribute our inventory to key third party travel intermediaries that we have established agreements with to drive additional business to our franchisees' hotels. These agreements typically offer our brands preferred placement on these third party sites at reduced transaction fees. We also continue to educate our individual franchisees about the unfavorable impact to their business of contracting with sites with which we do not have preferred agreements. We currently have agreements with many but not all major online third party booking sites.
Property Management Systems. Our proprietary property and yield management system, choiceADVANTAGE, is designed to help franchisees maximize profitability and compete more effectively by managing their room inventory, rates and reservations. choiceADVANTAGE synchronizes each hotel’s inventory with our central reservation system, giving our reservation sales agents last room sell capabilities at every hotel. Our property management system also includes a revenue management feature that calculates and suggests optimum rates based on each hotel’s past performance and projected occupancy. These tools are critical to business delivery and yield improvement as they facilitate a franchisees’ ability to effectively manage hotel operations, determine appropriate rates, drive occupancy and participate in our marketing programs. As a cloud based solution, the choiceADVANTAGE system reduces each hotel’s investment in on-site computer equipment typically resulting in a lower total cost of ownership for property management systems than traditional on-site solutions.
Quality Assurance Programs. Consistent quality standards are critical to the success of a hotel franchise. We have established quality standards for all of our franchised brands that cover housekeeping, maintenance, brand identification and minimum service offerings. We inspect properties for compliance with our quality standards when application is made for admission to the franchise system. The compliance of existing franchisees with quality standards is monitored through scheduled and unannounced quality assurance reviews conducted periodically at the property and through the use of guest surveys. Properties that fail to maintain a minimum score are reinspected on a more frequent basis until deficiencies are cured, or until such properties are terminated. To encourage compliance with quality standards, various brand-specific incentives and awards are used to reward franchisees that maintain consistent quality standards. We identify franchisees whose properties operate below minimum quality standards and assist them to comply with brand specifications. Franchisees who fail to improve on identified quality matters may be subject to consequences ranging from written warnings, the payment of quality re-inspection and guest satisfaction fees, attendance at mandatory training programs and ultimately to the termination of the franchise agreement. Actual consequences, if any, are determined in the Company’s discretion on a case-by-case basis and may take into account a variety of factors apart from a franchisee’s level of compliance with our quality standards and brand specifications.
Training. We maintain a training department that conducts mandatory and voluntary training programs for all franchisees and general managers. Regularly scheduled regional and national training meetings are also conducted for owners and general managers. We offer an interactive computer and mobile-based training system to train hotel employees real-time as well as at their own pace. Additional training is conducted through a variety of methods, including group instruction seminars and live on-line instructor-led programs.
Training is conducted by a variety of methods, including group instruction seminars and on-line programs. We have also developed an interactive computer-based training system that will train franchisees and general managers at their own pace.
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
The ability of a hotel to compete may be affected by a number of factors, including the location and quality of the property, the abilities of the franchisee, the number and quality of competing lodging facilities nearby, its affiliation with a recognized name brand and general regional and local economic conditions. We believe the effect of local economic conditions on our results is substantially reduced by our range of products and room rates and the geographic diversity of our franchised properties, which are open and operating in 50 states, the District of Columbia and over 30 countries and territories outside the United States.
We believe that our focus on core business strategies, combined with our financial strength and size, geographic diversity, scale and distribution will enable us to remain competitive.
Service Marks and Other Intellectual Property
The service marks Choice Hotels International, Comfort Inn, Comfort Suites, Quality, Clarion, Sleep Inn, Econo Lodge, Rodeway Inn, MainStay Suites, Cambria hotels & suites, Suburban Extended Stay Hotel, Ascend Hotel Collection, Choice Privileges, SkyTouch Technology and related marks and logos are material to our business. We, directly and through our franchisees, actively use these marks. All of the material marks are registered with the United States Patent and Trademark Office. In addition, we have registered certain of our marks with the appropriate governmental agencies in over 100 countries where we are doing business or anticipate doing business in the foreseeable future. We seek to protect our brands and marks throughout the world, although the strength of legal protection available varies from country to country. Depending on the jurisdiction, trademarks and other registered marks are valid as long as they are in use and/or their registrations are properly maintained and they have not been found to have become generic.
Seasonality
The hotel industry is seasonal in nature. For most hotels, demand is lower in November through February than during the remainder of the year. Our principal source of revenues is franchise fees based on the gross room revenues of our franchised properties. The Company's franchise fee revenues reflect the industry's seasonality and historically have been lower in the first and fourth quarters than in the second and third quarters.
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

Employees
We employed approximately 1,331 people in our domestic operations as of February 17, 2015. None of our employees are represented by unions or covered by collective bargaining agreements. We consider our relations with our employees to be good.

EXECUTIVE OFFICERS OF CHOICE HOTELS INTERNATIONAL, INC.
The name, age, title, present principal occupation, business address and other material occupations, positions, offices and employment of each of the executive officers of the Company as of December 31, 2014 are set forth below. The business address of each executive officer is 1 Choice Hotels Circle, Suite 400, Rockville, Maryland 20850.

Name	Age	Position
Stewart W. Bainum, Jr.	68	Chairman of the Board of Directors
Stephen P. Joyce	54	President and Chief Executive Officer
David L. White	46	Senior Vice President, Chief Financial Officer & Treasurer
Patrick S. Pacious	48	Chief Operating Officer
Simone Wu	49	Senior Vice President, General Counsel, Corporate Secretary & Chief Compliance Officer
David A. Pepper	47	Senior Vice President, Global Development
Patrick J. Cimerola	46	Senior Vice President, Human Resources and Administration
Scott E. Oaksmith	43	Controller
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
A significant portion of our revenue is derived from fees based on room revenues at hotels franchised under our brands. As such, our business is subject, directly or through our franchisees, to the following risks common in the lodging and franchising industry, among others:

•	changes in the number of hotels operating under franchised brands;

•	changes in the relative mix of franchised hotels in the various lodging industry price categories;

•	changes in occupancy and room rates achieved by hotels;

•	desirability of hotel geographic location;

•	changes in general and local economic and market conditions, which can adversely affect the level of business and leisure travel, and therefore the demand for lodging and related services;

•	level of consumer unemployment;

•	increases in operating costs that may not be able to be offset by increases in room rates, such as through increases in minimum wage levels;

•	increases in corporate-level operating costs resulting in lower operating margins;

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

•
changes by governmental agencies and within relevant legal systems of prevailing opinion and interpretation of new or existing rules, regulations and legal doctrine, particularly those limiting the liability of franchisors for employment and general liability claims involving franchisees;

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
From time-to-time, we consider acquisitions of new brands that complement our current domestic portfolio of brands as well as expansion of our brands in international markets. In many cases, we will be competing for these opportunities with third parties who may have substantially greater financial resources or different or lower acceptable return requirements than we do. There can be no assurance that we will be able to identify acquisition candidates, acceptable new markets or complete transactions on commercially reasonable terms or at all. If transactions are consummated or new markets entered, there can be no assurance that any anticipated benefits will actually be realized. Similarly, there can be no assurance that we will be able to obtain additional financing for acquisitions or investments, or that the ability to obtain such financing will not be restricted by the terms of our existing debt agreements.
We have recently developed and launched additional hotel brands, such as Cambria hotels and suites and Ascend Hotel Collection, and may develop and launch additional brands in the future. In addition, we plan to expand the distribution of existing brands in international markets. There can be no assurance regarding the level of acceptance of these brands in the development and consumer marketplaces, that costs incurred to develop the brands or expand in international markets (including advances for system services we provide) will be recovered or that the anticipated benefits from these new brands or markets will be realized.
We are subject to risks relating to events such as acts of God, terrorist activity, epidemics and war.
Our financial and operating performance may be adversely affected by events such as acts of God, including natural disasters and/or pandemics, epidemics, terrorist activities, political instability, civil unrest and acts of war affecting locations where we have a high concentration of franchisees and areas of the world from which our franchisees draw a large number of guests. Some types of losses, such as from terrorism and acts of war, may be either uninsurable or too expensive to justify insuring against. Should an uninsured loss or a loss in excess of insured limits occur, our results from operations and financial condition may be adversely affected.
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
The Company is engaged in a program to identify real estate for potential developers to acquire and be utilized for Cambria hotels and suites development. The Company’s intent is to identify potential development sites so that developers may acquire the site and commence construction of a Cambria hotels and suites. However, in certain circumstances, the Company has acquired, and continues to acquire, the real estate prior to identifying a potential developer for the project. As a result, we are subject to the investment risk that we would not otherwise be exposed to as a franchisor. In particular, we face specific risks stemming from (1) our ability to assess the fair market value of the real estate; (2) the location’s suitability for development as a Cambria hotels and suites; (3) the availability of zoning or other local approvals needed for development; and (4) the availability and pricing of capital. Although we actively seek to minimize these risks prior to acquiring real estate, there is no assurance that we will be able to recover the costs of our investments in which case we will experience losses which could be material.
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

We may not be able to recover advances for system services that we may at certain times provide to our franchisees.
The Company is obligated to use the system fees it collects from the current franchisees comprising its various hotel brands to provide system services, such as marketing and reservations services, appropriate to fulfill our obligations under the Company’s franchise agreements. In discharging our obligation to provide sufficient and appropriate system services, the Company has the right to expend funds in an amount reasonably necessary to ensure the provision of such services, regardless of whether or not such amount is currently available to the Company for reimbursement. As a result, when expenditures for system services by the Company exceed available system fees, such excess is deferred and recorded as an asset in the Company’s financial statements.
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
We have franchised properties open and operating in more than 35 countries and territories outside of the United States. We also have investments in foreign hotel franchisors. International operations generally are subject to greater economic, political and other risks than those affecting United States operations. In certain countries, these risks include the risk of war or civil unrest, political instability, expropriation and nationalization. Moreover, our international operations are subject to additional factors, including compliance with anti-corruption and other foreign laws and regulations. In addition, the laws of some international jurisdictions do not adequately protect our intellectual property and restrict the repatriation of non-United States earnings. Various international jurisdictions also have laws limiting the right and ability of non-United States entities to pay dividends and remit earnings to affiliated companies unless specified conditions have been met. In addition, revenues from international jurisdictions typically are earned in local currencies, which subjects us to risks associated with currency fluctuations. Currency devaluations and unfavorable changes in international monetary and tax policies could have a material adverse effect on our profitability and financing plans, as could other changes in the international regulatory climate and international economic conditions. We intend to continue to expand internationally, which would make the risks related to our international operations more significant over time.
We are subject to certain risks related to our indebtedness.
In connection with the Company's $600 million special cash dividend paid in August 2012, we substantially increased our level of indebtedness compared to historical levels. While our debt levels have decreased since 2012, they still remain above historical levels, and there can be no assurance in the future that we will generate sufficient cash flow from operations or through asset sales to meet our debt service obligations. Our present indebtedness and future borrowings could have important adverse consequences to us, such as:

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
We cannot predict with certainty the cost of defense, the cost of prosecution or the ultimate outcome of litigation filed by or against us, including, remedies or damage awards. This litigation may involve, but is not limited to, actions or negligence by franchisees outside of our control. Our franchise agreements provide that we are not liable for the actions of our franchisees; however, there is no guarantee that we would be insulated from liability in all cases. Moreover, we may be involved in matters such as class actions, administrative proceedings, employment and personal injury claims, and litigation with or involving our relationship with franchisees and the legal distinction between our franchisees and us for employment law or general liability purposes, for which the cost and other effects of defense, settlements or judgments may require us to make disclosures or take other actions that may affect perceptions of our brand and products and adversely affect our business results.
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
We may identify material weaknesses in our internal control over financial reporting which could, if not remediated, result in a material misstatement of our financial statements.
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. However, our management does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
Our principal executive offices are located at 1 Choice Hotels Circle, Suite 400, Rockville, Maryland 20850 and are leased from a third party.
We lease one office building and own a second office building in Phoenix, AZ, which houses our reservation and property systems' information technology operations and our SkyTouch division. The Company also leases office space for regional offices in Australia, United Kingdom, Canada, Germany, Italy, France, India, Mexico and Chevy Chase, MD.
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

The Company is not a party to any litigation other than litigation in the ordinary course of business. The Company's management and legal counsel do not expect that the ultimate outcome of any of its currently ongoing legal proceedings, individually or collectively, will have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

QUARTERLY MARKET PRICE RANGE OF COMMON STOCK AND CASH DIVIDENDS DECLARED

	Market Price Per Share		Cash Dividends Declared Per Share
Quarters Ended	High	Low
2013
March 31,	$42.32	$34.00	$0.185
June 30,	$45.96	$38.30	$0.185
September 30,	$44.04	$37.94	$0.185
December 31,	$49.79	$39.71	$0.185
2014
March 31,	$50.37	$44.06	$0.185
June 30,	$47.26	$43.42	$0.185
September 30,	$54.83	$46.29	$0.185
December 31,	$57.90	$47.39	$0.195
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

As of February 17, 2015, there were 1,430 holders of record of the Company’s common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the year ended December 31, 2014.

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1),(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2014	—	$—	—	1,418,991
February 28, 2014	85,280	47.85	—	1,418,991
March 31, 2014	9,163	49.10	—	1,418,991
April 30, 2014	302	44.65	—	1,418,991
May 31, 2014	—	—	—	1,418,991
June 30, 2014	—	—	—	1,418,991
July 31, 2014	—	—	—	1,418,991
August 31, 2014	8,744	47.12	—	1,418,991
September 30, 2014	363,072	51.79	355,982	1,063,009
October 31, 2014	—	—	—	1,063,009
November 30, 2014	1,043,509	51.95	1,043,509	19,500
December 31, 2014 (3)	—	—	—	3,000,000
Total	1,510,070	$51.64	1,399,491	3,000,000
____________________________

(1)	The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998. The program has no fixed dollar amount or expiration date.

(2)
During the year ended December 31, 2014, the Company redeemed 110,579 shares of common stock from employees to satisfy the option price and minimum tax-withholding requirements related to the exercising of options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were not part of the board repurchase authorization.

(3)	In December 2014, the Company's board of directors authorized an increase under the Company's existing stock purchase program to 3 million shares of outstanding common stock.

STOCKHOLDER RETURN PERFORMANCE

The graph below compares the cumulative 5-year total return of holders of Choice Hotels International, Inc.'s common stock with the cumulative total returns of the NYSE Composite index and the S&P Hotels, Resorts & Cruise Lines index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2009 to December 31, 2014.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$300
$250
$200
$150
$100
$50
$0
12/31/09
6/30/10
12/31/10
6/30/11
12/31/11
6/30/12
12/31/12
6/30/13
12/31/13
6/30/14
12/31/14
Choice Hotels International, Inc.
NYSE Composite
S&P Hotels, Resorts & Cruise Lines

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2015 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/09	6/10	12/10	6/11	12/11	6/12	12/12	6/13	12/13	6/14	12/14
Choice Hotels International, Inc.	$100.00	$96.51	$123.48	$108.76	$125.40	$132.87	$150.49	$179.25	$223.62	$216.22	$258.93
NYSE Composite	100.00	91.14	113.39	119.85	109.04	115.40	126.47	139.10	159.71	170.75	170.49
S&P Hotels, Resorts & Cruise Lines	100.00	103.53	153.28	136.38	123.75	146.80	154.92	161.02	200.07	213.18	248.20

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data.
We derived the selected consolidated statements of income data for the years ended December 31, 2014, 2013 and 2012 and the selected consolidated balance sheet data as of December 31, 2014 and 2013 from our audited consolidated financial statements included in this annual report. We derived the selected consolidated statements of income data for the years ended December 31, 2011 and 2010 and the selected consolidated balance sheet data as of December 31, 2012, 2011 and 2010 from our previously issued consolidated financial statements which are not included in this annual report. Our historical results are not necessarily indicative of the results expected for any future period.
You should read the selected historical financial data together with the consolidated financial statements and related notes appearing in this annual report, as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other financial information included elsewhere in this annual report.

Company results (in millions, except per share data)

	As of and for the year ended December 31,
	2010	2011	2012	2013	2014
Total Revenues	$599.1	$640.6	$692.7	$724.7	$758.0
Operating Income	$161.4	$172.5	$193.5	$196.2	$214.6
Income from continuing operations, net of income taxes	$107.8	$110.8	$121.3	$113.4	$121.5
Income from discontinued operations, net of income taxes	$0.2	$0.2	$0.3	$0.4	$1.7
Basic earnings per share:
Continuing operations	$1.81	$1.86	$2.09	$1.94	$2.08
Discontinued operations	$—	$0.01	$—	$—	$0.03
Diluted earnings per share:
Continuing operations	$1.81	$1.86	$2.08	$1.92	$2.07
Discontinued operations	$—	$0.01	$0.01	$0.01	$0.03
Total Assets	$428.3	$468.4	$531.9	$556.4	$647.3
Long-Term Debt	$251.6	$252.0	$847.2	$783.5	$782.1
Cash Dividends Declared Per Common Share	$0.74	$0.74	11.15	$0.74	$0.75

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

•
Operating and net income in 2014 reflect a full year of operations for the Company’s SkyTouch division which was publicly announced in 2013 as well as an increased investment in the sales and marketing capabilities of the division. As a result, the net operating loss of the division increased by approximately $7.1 million. In addition, 2014 operating and net income were reduced by termination benefits of $1.2 million resulting from the termination of certain employees. Discontinued operations for 2014 reflect the sale of the Company’s three company-owned MainStay Suites hotels which resulted in a $2.8 million pre-tax gain.

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

Overview
We are primarily a hotel franchisor with franchise agreements representing 6,379 hotels open and 603 hotels under construction, awaiting conversion or approved for development as of December 31, 2014, with 505,278 rooms and 47,951 rooms, respectively, in 50 states, the District of Columbia and more than 35 countries and territories outside the United States. Our brand names include Comfort Inn, Comfort Suites, Quality, Clarion, Ascend Hotel Collection, Sleep Inn, Econo Lodge, Rodeway Inn, MainStay Suites, Suburban Extended Stay Hotel and Cambria hotels & suites (collectively, the "Choice brands").
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
As a result of our use of master franchising relationships and international market conditions, revenues from international franchising operations comprised 8% of our total revenues in both 2014 and 2013 while representing approximately 18% of our franchise system hotels open at December 31, 2014 and 2013, respectively. Therefore, our description of the franchise system is primarily focused on the domestic operations.
Our Company generates revenues, income and cash flows primarily from initial, relicensing and continuing royalty fees attributable to our franchise agreements. Revenues are also generated from qualified vendor arrangements and other sources. The hotel industry is seasonal in nature. For most hotels, demand is lower in November through February than during the remainder of the year. Our principal source of revenues is franchise fees based on the gross room revenues of our franchised properties. The Company’s franchise fee revenues reflect the industry’s seasonality and historically have been lower in the first and fourth quarters than in the second and third quarters.

With a focus on hotel franchising instead of ownership, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our business provides opportunities to improve operating results by increasing the number of franchised hotel rooms and effective royalty rates of our franchise contracts resulting in increased initial and relicensing fee revenue; ongoing royalty fees and procurement services revenues. In addition, our operating results can also be improved through our company-wide efforts related to improving property level performance. The Company currently estimates, based on its current domestic portfolio of hotels under franchise, that a 1% change in revenue per available room ("RevPAR") or rooms under franchise would increase or decrease royalty revenues by approximately $2.8 million and a 1 basis point change in the Company’s effective royalty rate would increase or decrease domestic royalties by approximately $0.6 million. In addition to these revenues, we also collect marketing and reservation system fees to support centralized marketing and reservation activities for the franchise system. The Company's hotel franchising business currently has relatively low capital expenditure requirements.
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
We believe that executing our strategic priorities creates value for our shareholders. Our Company focuses on two key goals:
Profitable Growth. Our success is dependent on improving the performance of our hotels, increasing our system size by selling additional hotel franchises, effective royalty rate improvement and maintaining a disciplined cost structure. We attempt to improve our franchisees’ revenues and overall profitability by providing a variety of products and services designed to increase business delivery to and/or reduce operating and development costs for our franchisees. These products and services include national marketing campaigns, maintaining a guest loyalty program, a central reservation system, property and yield management programs and systems, quality assurance standards and qualified vendor relationships. We believe that healthy brands, which deliver a compelling return on investment for franchisees, will enable us to sell additional hotel franchises and raise royalty rates. We have established multiple brands that meet the needs of many types of guests, and can be developed at various price points and applied to both new and existing hotels. This ensures that we have brands suitable for creating growth in a variety of market conditions. Improving the performance of the hotels under franchise, growing the system through additional franchise sales and improving franchise agreement pricing while maintaining a disciplined cost structure are the keys to profitable growth.
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
Historically, we have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. During the year ended December 31, 2014, the Company purchased 1.4 million shares of common stock under the repurchase program at a total cost of $72.6 million. These shares were purchased from family members of the Company's largest shareholder. Since the program's inception through December 31, 2014, we have repurchased 46.7 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.2 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 79.7 million shares at an average price of $14.55 per share. At December 31, 2014, we had approximately 3.0 million shares remaining under the current share repurchase authorization. We currently believe that our cash flows from operations will support our ability to complete the current repurchase authorization. Upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
The Company commenced paying quarterly dividends in 2004 and in 2012 the Company elected to pay a special cash dividend totaling approximately $600 million. The Company currently maintains the payment of a quarterly dividend on its common shares outstanding, however the declaration of future dividends are subject to the discretion of the board of directors. During the fourth quarter of 2014, the Company's board of directors announced a 5% increase to the quarterly dividend rate to $0.195 per common share outstanding. During the year ended December 31, 2014, the Company paid cash dividends totaling approximately $43.5 million. We expect to continue to pay dividends in the future, subject to declaration by our board of directors as well as future business performance, economic conditions, changes in income tax regulations and other factors. Based on our present dividend rate and outstanding share count, we expect that aggregate annual regular dividends for 2015 would be approximately $44.7 million.
The Company also allocates capital to exploring growth opportunities in business areas that are adjacent or complementary to our core hotel franchising business, which leverage our core competencies and are additive to our franchising business model. The timing and amount of these investments are subject to market and other conditions and include the following:
Our board of directors authorized a program which permits us to offer financing, investment and guaranty support to qualified franchisees as well as allows us to acquire and resell real estate to incent franchise development for certain brands in strategic markets. Recent market conditions have resulted in an increase in opportunities to incentivize development under this program and as a result over the next several years we expect to deploy capital pursuant to this program opportunistically to promote growth of our emerging brands. The amount and timing of the investment in this program will be dependent on market and other conditions and we generally expect to recycle these investments within a five year period.
In March 2013, the Company announced the launch of a new division, SkyTouch Technology (“SkyTouch”), which develops and markets cloud-based technology products for the hotel industry. During 2014, the Company continued to invest and build this division by enhancing its product offerings and expanding the sales and marketing capabilities. In conjunction with the continued launch of this new line of business, the Company incurred selling, general and administrative (“SG&A”) expenses of $16.7 million and generated $0.6 million in revenues during the year ended December 31, 2014. The Company expects to continue to incur SG&A in excess of revenues during 2015 as the divisions continues to expand its customer base.
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
Calculation of Franchising Revenues

	Year Ended December 31,
	(in thousands)
	2014	2013	2012
Total Revenues	$757,970	$724,650	$692,728
Less Adjustments:
Marketing and reservation system revenues	(412,619)	(407,633)	(389,678)
SkyTouch division	(600)	(33)	—
Franchising Revenues	$344,751	$316,984	$303,050

Adjusted EBITDA: We also utilize adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") to analyze our results which reflects earnings excluding the impact of interest expense, interest income, loss on extinguishment of debt, provision for income taxes, depreciation and amortization, other (gains) and losses and equity in net (income) loss of unconsolidated affiliates. We consider Adjusted EBITDA to be an indicator of operating performance because we use it to measure our ability to service debt, fund capital expenditures, and expand our business. We also use Adjusted EBITDA, as do analysts, lenders, investors and others, to evaluate companies because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies. Adjusted EBITDA also excludes depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. Additionally, Adjusted EBITDA is also utilized as a performance indicator as it excludes equity in net (income) loss of unconsolidated affiliates and other (gains) and losses which primarily reflect the performance of investments held in the Company's non-qualified retirement, savings and investment plans which can vary widely from period to period based on market conditions.

Calculation of Adjusted EBITDA

	Year Ended December 31,
	(in thousands)
	2014	2013	2012
Income from continuing operations, net of income taxes	$121,473	$113,350	$121,278
Income taxes	52,285	45,322	48,228
Interest expense	41,486	42,537	27,189
Interest income	(1,761)	(2,547)	(1,540)
Loss on extinguishment of debt	—	—	526
Other (gains) and losses	427	(1,780)	(1,989)
Equity in net (income) loss of affiliates	658	(634)	(212)
Depreciation and amortization	9,365	9,056	7,691
Adjusted EBITDA	$223,933	$205,304	$201,171

Operations Review
Comparison of 2014 and 2013 Operating Results

Summarized financial results for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013
	(in thousands)
REVENUES:
Royalty fees	$287,538	$267,812
Initial franchise and relicensing fees	19,481	18,686
Procurement services	23,819	20,668
Marketing and reservation	412,619	407,633
Other	14,513	9,851
Total revenues	757,970	724,650
OPERATING EXPENSES:
Selling, general and administrative	121,418	111,713
Depreciation and amortization	9,365	9,056
Marketing and reservation	412,619	407,633
Total operating expenses	543,402	528,402
Operating income	214,568	196,248
OTHER INCOME AND EXPENSES:
Interest expense	41,486	42,537
Interest income	(1,761)	(2,547)
Other (gains) and losses	427	(1,780)
Equity in net (income) loss of affiliates	658	(634)
Other income and expenses, net	40,810	37,576
Income from continuing operations before income taxes	173,758	158,672
Income taxes	52,285	45,322
Income from continuing operations, net of income taxes	121,473	113,350
Income from discontinued operations, net of income taxes	1,687	359
Net income	$123,160	$113,709

Results of Operations
The Company recorded income from continuing operations before income taxes of $173.8 million for the year ended December 31, 2014, a $15.1 million or 10% increase from the same period of the prior year. The increase in income from continuing operations before income taxes primarily reflects an $18.3 million increase in operating income partially offset by a $2.2 million decline in other (gains) losses and a $1.3 million decline in equity in net (income) loss of affiliates. The decline in other gains and losses resulted from a $0.4 million decline in the fair value of investments held in the Company's non-qualified benefit plans during the year ended December 31, 2014 compared to a $1.6 million appreciation in fair value during 2013. The decline in equity in net (income) loss of affiliates in 2014 compared to 2013 primarily reflects pre-opening costs of several hotels owned by equity method joint ventures that commenced operations in the third and fourth quarters of 2014.
Operating income increased $18.3 million as the Company’s franchising revenues increased by $27.8 million or 9% but were partially offset by a $9.7 million or 9% increase in SG&A expenses. Adjusted EBITDA for the year ended December 31, 2014 increased $18.6 million or 9% to $223.9 million. The key drivers of these fluctuations are described in more detail below.
Franchising Revenues: Franchising revenues were $344.8 million for the year ended December 31, 2014 compared to $317.0 million for the year ended December 31, 2013, a 9% increase. The increase in franchising revenues is primarily due to a

$19.7 million or 7% increase in royalty revenues, an $0.8 million increase in initial franchise and relicensing fees, a $3.2 million or 15% increase in procurement services fees and a $4.1 million increase in other revenues.
Royalty Fees
Domestic royalty fees for the year ended December 31, 2014 increased $19.9 million to $263.0 million from $243.1 million in 2013, an increase of 8%. The increase in domestic royalties is attributable to an 8.5% increase in domestic RevPAR partially offset by 0.5% decrease in the number of domestic franchised hotel rooms and a decline in the effective royalty rate. The Company's effective royalty rate of the domestic hotel system decreased from 4.33% to 4.28% from 2013 to 2014. System-wide RevPAR increased due to a 310 basis point increase in occupancy rates and a 3.0% increase in average daily rates.
A summary of the Company’s domestic franchised hotels operating information for the years ending December 31, 2014 and 2013 is as follows:

	2014*			2013*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$86.08	63.3%	$54.50	$83.27	60.1%	$50.05	3.4%	320	bps	8.9%
Comfort Suites	90.24	66.5%	60.01	86.99	62.9%	54.75	3.7%	360	bps	9.6%
Sleep	77.13	62.5%	48.24	74.39	58.7%	43.66	3.7%	380	bps	10.5%
Quality	71.98	56.1%	40.39	70.22	53.1%	37.27	2.5%	300	bps	8.4%
Clarion	77.65	54.5%	42.34	75.15	51.2%	38.46	3.3%	330	bps	10.1%
Econo Lodge	57.85	51.6%	29.86	56.51	48.8%	27.55	2.4%	280	bps	8.4%
Rodeway	56.68	55.1%	31.25	54.28	51.9%	28.14	4.4%	320	bps	11.1%
MainStay	74.82	71.4%	53.40	72.44	68.1%	49.36	3.3%	330	bps	8.2%
Suburban	45.25	71.8%	32.51	42.67	70.2%	29.96	6.0%	160	bps	8.5%
Ascend Hotel Collection	121.49	60.3%	73.20	119.76	64.0%	76.60	1.4%	(370)	bps	(4.4)%
Total	$77.03	59.5%	$45.80	$74.76	56.4%	$42.20	3.0%	310	bps	8.5%
____________________________
* Operating statistics exclude Cambria hotels & suites since the operating statistics are not representative of a stabilized brand, which the Company defines as having at least 25 units open and operating for a twelve month period.
The number of domestic rooms on-line decreased to 398,661 rooms as of December 31, 2014 from 400,585 as of December 31, 2013 a decline of 1,924 rooms or 0.5%. The total number of domestic hotels on-line increased by 41 units or 0.8% to 5,221 as of December 31, 2014 from 5,180 as of December 31, 2013. The decline in the number of rooms in the domestic system primarily reflects the Company's multi-year strategy to rejuvenate the Comfort family of brands by terminating or repositioning to more suitable brands under-performing hotels that no longer meet the Comfort brand standards. While the total number of domestic units on-line continues to grow, the unit growth has been driven primarily by brands with lower average room counts than the Comfort brand.

A summary of the domestic hotels and available rooms at December 31, 2014 and 2013 by brand is as follows:

	December 31, 2014		December 31, 2013		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	%	Rooms	%
Comfort Inn	1,240	95,862	1,302	101,673	(62)	(4.8)%	(5,811)	(5.7)%
Comfort Suites	577	44,632	589	45,451	(12)	(2.0)%	(819)	(1.8)%
Sleep	371	26,811	382	27,623	(11)	(2.9)%	(812)	(2.9)%
Quality	1,284	104,454	1,223	101,143	61	5.0%	3,311	3.3%
Clarion	178	25,049	190	27,501	(12)	(6.3)%	(2,452)	(8.9)%
Econo Lodge	856	52,878	830	50,694	26	3.1%	2,184	4.3%
Rodeway	474	26,172	438	24,677	36	8.2%	1,495	6.1%
MainStay	45	3,568	43	3,331	2	4.7%	237	7.1%
Suburban	65	7,198	63	7,167	2	3.2%	31	0.4%
Ascend Hotel Collection	109	9,395	102	9,206	7	6.9%	189	2.1%
Cambria	22	2,642	18	2,119	4	22.2%	523	24.7%
Total Domestic Franchises	5,221	398,661	5,180	400,585	41	0.8%	(1,924)	(0.5)%
Domestic hotels open and operating increased by 41 hotels during the year ended December 31, 2014 compared to an increase of 97 domestic hotels open and operating during the year ended December 31, 2013. Gross domestic franchise additions decreased from 340 for the year ended December 31, 2013 to 302 for the same period in 2014. New construction hotels represented 35 of the gross domestic additions during year ended December 31, 2014 compared to 34 hotels in the same period of the prior year. Gross domestic additions for conversion hotels during the year ended December 31, 2014 decreased by 39 from 306 hotels during the year ended December 31, 2013 to 267 hotels. Conversion hotel openings declined by 39 units primarily due to an 8% decline in the number of domestic conversion franchise agreements executed in 2014 compared to 2013. Conversion franchise agreements executed and opened during 2013 reflected the impact of a strategic marketing alliance entered into with a timeshare company that added 24 hotels to our Ascend Hotel Collection brand without similar impact in 2014. The remaining decline reflects the variability in the timing of hotel openings from period to period. The timing of conversion hotel openings are impacted by various factors including the complexity of the property improvement plans required to be completed prior to opening but typically open within three to four months after the execution of a franchise agreement. The Company expects the number of new franchise units that will open during 2015 to increase from 302 hotels in 2014 to 348 hotels. The projected increase in gross openings primarily reflects an additional 20 new construction openings as well as a 26 unit increase in conversion openings. The increase in new construction openings reflects the improving hotel development environment which has resulted in an increase in new construction executed franchise agreements since 2012. New construction hotels typically average 18 to 36 months to open after the franchise agreement is executed.
Net domestic franchise terminations increased by 18 units from 243 for the year ended December 31, 2013 to 261 for the year ended December 31, 2014. The increase in net terminations is primarily related to the removal of hotels for non-compliance with the Company's rules, regulations and standards as well as non-payment of franchise fees. In addition, terminations reflect an increase in franchisees electing not to renew their franchise agreements at the contractual window as franchisees may be unwilling or unable to meet the Company's increasing brand standards and property improvement plans. As industry supply growth continues to improve and return to historical levels, the Company will continue to execute its strategy to replace franchised hotels that do not meet our brand standards or are under-performing in their market.
International royalties decreased $0.2 million from $24.7 million in the year ended December 31, 2013 to $24.5 million for the same period in 2014 despite a 1.1% increase in the number of rooms available primarily due to declining RevPAR performance in the various countries in which we operate and the negative impact of foreign currency fluctuations. International available rooms increased by 1,144 rooms to 106,617 as of December 31, 2014 from 105,473 as of December 31, 2013. The total number of international hotels on-line decreased by 2 units from 1,160 at December 31, 2013 to 1,158 at December 31, 2014.
Initial Franchise and Relicensing Fees
Domestic initial franchise fee revenue, included in the initial franchise and relicensing fees caption above, generated from executed franchise agreements decreased 3% to $10.8 million for 2014 from $11.0 million for 2013. Initial franchise fee revenue decreased despite a 7% increase in the number of new executed franchise agreements primarily due to the timing of revenue recognition related to agreements containing incentives. Revenues associated with agreements including incentives are deferred and recognized when the incentive criteria are met or the agreement is terminated, whichever comes first. At December 31, 2014, the Company had approximately $7.1 million and $3.5 million of deferred initial franchise fees and sales commissions, respectively, outstanding related to domestic franchise agreements executed with developer incentives which represents an increase from the $4.5 million and $2.3 million outstanding at December 31, 2013.
During 2014, the Company received 848 applications for new franchise agreements (not including relicensing of existing agreements) compared to 756 in 2013. These applications resulted in 566 new domestic franchise agreements executed during 2014 representing 44,467 rooms compared to 530 agreements representing 41,390 rooms executed in the same period of 2013. An application received does not always result in an executed franchise agreement during the year received or at all due to various factors, such as financing and agreement on all contractual terms. During 2014, 159 of the executed agreements were for new construction hotel franchises, representing 12,145 rooms, compared to 89 contracts, representing 6,330 rooms for 2013. The increase in new construction franchise agreements primarily reflects a gradual improvement of the lending environment for hotel construction and improving lodging fundamentals including an increasing RevPAR environment and low industry supply growth which are typically a catalyst for increased construction of new hotels. In addition, the termination of under performing Comfort hotels has opened up additional markets for the Comfort brand which resulted in 36 additional new construction franchise agreements in 2014 compared to 2013.
Conversion hotel franchise executed contracts totaled 407 representing 32,322 rooms for the year ended December 31, 2014 compared to 441 agreements representing 35,060 rooms for the year ended December 31, 2013. The decline in conversion hotel franchise agreements primarily reflects the impact of a strategic marketing alliance with a timeshare company in 2013, which resulted in the execution of 24 new franchise agreements for our Ascend Hotel Collection brand during the twelve months ended December 31, 2013 and a decline in Comfort conversion deals as the Company has emphasized adding new units through new construction franchise agreements rather than conversions of existing product.
The number of franchise applications received and the number of franchise agreements executed are dependent on the availability of hotel financing, cost of capital and the presence of an active real estate market. Improvements in these areas should serve as a positive catalyst in the number of franchise applications received and ultimately the number of franchise agreements executed.
A summary of executed domestic franchise agreements by brand for the years ended December 31, 2014 and 2013 is as follows:

	2014			2013			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	31	24	55	18	54	72	72%	(56)%	(24)%
Comfort Suites	39	1	40	16	9	25	144%	(89)%	60%
Sleep	36	2	38	20	5	25	80%	(60)%	52%
Quality	3	166	169	1	137	138	200%	21%	22%
Clarion	1	28	29	1	21	22	—%	33%	32%
Econo Lodge	3	79	82	2	87	89	50%	(9)%	(8)%
Rodeway	3	76	79	1	70	71	200%	9%	11%
MainStay	20	3	23	11	2	13	82%	50%	77%
Suburban	4	5	9	9	5	14	(56)%	—%	(36)%
Ascend Hotel Collection	11	23	34	5	51	56	120%	(55)%	(39)%
Cambria	8	—	8	5	—	5	60%	NM	60%
Total Domestic System	159	407	566	89	441	530	79%	(8)%	7%
Relicensing fees include fees charged to the new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system as well as fees required to renew expiring franchise contracts. Domestic relicensing contracts increased 21% from 258 during 2013 to 311 for the year ended December 31, 2014. Renewals of expired contracts decreased 19% from 31 for the year ended December 31, 2013 to 25 during the current year. As a result of the 16% increase in relicensing and renewal contracts and an increase in average fees per deal, domestic relicensing and renewal revenues increased 25% from $6.4 million in 2013 to $8.0 million for 2014.
As of December 31, 2014, the Company had 510 franchised hotels with 39,243 rooms under construction, awaiting conversion or approved for development in its domestic system compared to 422 hotels and 31,786 rooms at December 31, 2013. The number of new construction franchised hotels in the Company’s domestic pipeline increased 39% to 326 at

December 31, 2014 from 235 at December 31, 2013. The growth in the number of new construction hotels in the domestic pipeline reflects the 79% increase in new construction franchise agreements executed in 2014. The number of conversion franchised hotels in the Company’s domestic pipeline decreased by 3 units or 2% from December 31, 2013 to 184 hotels at December 31, 2014 primarily due to a 8% decline in conversion franchise agreements in 2014 compared to 2013 and the timing of hotel openings.
A summary of the domestic franchised hotels under construction, awaiting conversion or approved for development at December 31, 2014 and 2013 by brand is as follows:

	December 31, 2014			December 31, 2013			Variance
							Conversion		New Construction		Total
	Conversion	New Construction	Total	Conversion	New Construction	Total	Units	%	Units	%	Units	%
Comfort Inn	36	64	100	44	53	97	(8)	(18)%	11	21%	3	3%
Comfort Suites	—	75	75	4	47	51	(4)	(100)%	28	60%	24	47%
Sleep	2	72	74	1	49	50	1	100%	23	47%	24	48%
Quality	52	5	57	48	3	51	4	8%	2	67%	6	12%
Clarion	12	2	14	8	2	10	4	50%	—	—%	4	40%
Econo Lodge	32	5	37	26	2	28	6	23%	3	150%	9	32%
Rodeway	31	4	35	38	1	39	(7)	(18)%	3	300%	(4)	(10)%
MainStay	1	46	47	2	31	33	(1)	(50)%	15	48%	14	42%
Suburban	4	12	16	6	16	22	(2)	(33)%	(4)	(25)%	(6)	(27)%
Ascend Hotel Collection	14	20	34	10	10	20	4	40%	10	100%	14	70%
Cambria	—	21	21	—	21	21	—	NM	—	—%	—	—%
	184	326	510	187	235	422	(3)	(2)%	91	39%	88	21%
The Company had an additional 93 franchised hotels with 8,708 rooms under construction, awaiting conversion or approved for development in its international system as of December 31, 2014 compared to 81 hotels and 7,171 rooms at December 31, 2013. While the Company’s hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.
Procurement Services: Revenues increased $3.2 million or 15% from $20.7 million for the year ended December 31, 2013 to $23.8 million for the year ended December 31, 2014. The increase in procurement services revenue primarily reflects the implementation of new brand programs as well as an increased volume of business transacted with existing and new qualified vendors and strategic alliance partners.
Other Income: Revenue increased $4.7 million from the year ended December 31, 2013 to $14.5 million for the year ended December 31, 2014. Other income related to franchising operations increased $4.1 million primarily due to revenue generated from additional fees implemented in late 2013 and charged to franchisees for non-compliance with the Company's rules and regulations. Revenues from the Company's SkyTouch division increased $0.6 million.
Selling, General and Administrative Expenses: The cost to operate the franchising business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $121.4 million for 2014, an increase of $9.7 million from the 2013 total of $111.7 million.
SG&A expenses for the year end December 31, 2014 and 2013 include approximately $16.7 million and $9.6 million, respectively related to the Company's SkyTouch division. The increase in expenses related to SkyTouch primarily reflects increased investment in the division's sales and marketing efforts and product development.
Excluding the SG&A expenses for the SkyTouch division, SG&A for the year end December 31, 2014 increased $2.7 million or 3% from $102.1 million in the prior year to $104.8 million in the current year. The fluctuations in SG&A include a decrease in compensation expense of $2.4 million on deferred compensation arrangements reflecting the decrease in the fair value of investments held in the Company's Non-Qualified and Executive Deferred Compensation Plan ("EDCP") retirement and savings plans compared to an increase in 2013. The decline in deferred compensation expenses were offset by general cost increases as well as higher variable management incentive and variable sales compensation expense.

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
Total marketing and reservation system revenues increased $5.0 million from $407.6 million for the year ended December 31, 2013 to $412.6 million for the year ended December 31, 2014. Marketing and reservation system revenues recognized during the year ended December 31, 2014 were impacted by the deferral of approximately $44.3 million of revenue as the Company billed marketing and reservation system fees in excess of cumulative expenses. The Company is contractually obligated by its franchise agreements to use the marketing and reservations system fees collected for marketing and reservation activities. As a result, cumulative marketing and reservation fees not expended are deferred and recorded as a liability in the Company’s financial statements and carried over to the next fiscal year and expended in accordance with the franchise agreements. Conversely, cumulative marketing and reservation expenditures incurred in excess of fees billed for marketing and reservation activities are deferred and recorded as an asset in the Company’s financial statements and recovered in future periods. During the year ended December 31, 2013, the Company’s cumulative expenses exceeded cumulative marketing and reservation fees and therefore marketing and reservation fees collected in excess of current period expenses were utilized to reimburse cumulative advances. As a result, no revenues were deferred during 2013.
Excluding the impact of the revenue deferred during 2014, marketing and reservation revenues increased approximately 12%. The increase in revenues was primarily due to improved system fees resulting from RevPAR increases, increasing revenues from the Choice Privileges loyalty program resulting from the growth in program membership and new marketing and distribution program fees.
At December 31, 2013, the Company incurred marketing and reservation system expenses in excess of cumulative marketing and reservation system fees earned of $5.8 million. At December 31, 2014, cumulative marketing and reservation system fees billed exceeded expenses by $44.3 million with the excess reflected as an other long-term liability in the accompanying consolidated balance sheets.
Interest Expense: Interest expense decreased $1.1 million from the prior year to $41.5 million for the year ended December 31, 2014 due to lower outstanding borrowings on the Company's revolving credit facility, lower effective borrowing costs, and increased capitalization of interest related to our software development activities in 2014.
Income Taxes: The Company's effective income tax rates for continuing operations were 30.1% and 28.6%, for the years ended December 31, 2014 and 2013, respectively. The effective income tax rate for discontinued operations was 37.1% for the years ended December 31, 2014 and 2013. The effective income tax rates from continuing operations for the periods ended December 31, 2014 and 2013 were lower than the United States federal income tax rate of 35% due to the recurring impact of foreign operations, partially offset by state income taxes. Additionally, the effective income tax rates for the periods ended December 31, 2014 and 2013 were reduced by the settlement of unrecognized tax positions. The effective income tax rate for the period ended December 31, 2013 also included the impact of legislation retroactively extending the U.S. controlled foreign corporation look-through rules.
Discontinued Operations: In the first quarter of 2014, the Company's management approved a plan to dispose of three Company owned Mainstay Suites hotels. As a result, the Company has reported the operations related to these three hotels as discontinued operations in this Form 10-K. Net income from discontinued operations was $1.7 million for the year ended December 31, 2014 compared to $0.4 million in 2013. The increase in net income was primarily due to a $2.8 million gain on the sale of the three hotels.

Operations Review
Comparison of 2013 and 2012 Operating Results

Summarized financial results for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
	(in thousands)
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

Royalty Fees
Domestic royalty fees for the year ended December 31, 2013 increased $6.6 million to $243.1 million from $236.5 million in 2012, an increase of 3%. The increase in domestic royalties is attributable to a combination of factors including a 3.1% increase in domestic RevPAR and a 1.1% increase in the number of domestic franchised hotel rooms. The Company's effective royalty rate of the domestic hotel system for 2013 remained unchanged at 4.33% from 2012. System-wide RevPAR increased due to an 80 basis point increase in occupancy rates and a 1.5% increase in average daily rates.
A summary of the Company’s domestic franchised hotels operating information for the years ending December 31, 2013 and 2012 is as follows:

	2013*			2012*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$83.27	60.1%	$50.05	$81.70	59.5%	$48.60	1.9%	60	bps	3.0%
Comfort Suites	86.99	62.9%	54.75	85.58	61.9%	52.96	1.6%	100	bps	3.4%
Sleep	74.39	58.7%	43.66	72.54	56.6%	41.03	2.6%	210	bps	6.4%
Quality	70.22	53.1%	37.27	69.45	51.6%	35.86	1.1%	150	bps	3.9%
Clarion	75.15	51.2%	38.46	74.99	49.6%	37.18	0.2%	160	bps	3.4%
Econo Lodge	56.51	48.8%	27.55	55.89	48.5%	27.11	1.1%	30	bps	1.6%
Rodeway	54.28	51.9%	28.14	53.41	50.7%	27.08	1.6%	120	bps	3.9%
MainStay	72.44	68.1%	49.36	69.73	70.1%	48.84	3.9%	(200)	bps	1.1%
Suburban	42.67	70.2%	29.96	41.71	69.9%	29.14	2.3%	30	bps	2.8%
Ascend Hotel Collection	119.76	64.0%	76.60	113.83	64.8%	73.78	5.2%	(80)	bps	3.8%
Total	$74.76	56.4%	$42.20	$73.69	55.6%	$40.94	1.5%	80	bps	3.1%
____________________________
* Operating statistics exclude Cambria hotel & suites since the operating statistics are not representative of a stabilized brand, which the Company defines as having at least 25 units open and operating for a twelve month period.
The number of domestic rooms on-line increased to 400,585 rooms as of December 31, 2013 from 396,102 as of December 31, 2012 an increase of 4,483 rooms or 1.1%. The total number of domestic hotels on-line increased by 97 units or 1.9% to 5,180 as of December 31, 2013 from 5,083 as of December 31, 2012.
A summary of the domestic hotels and available rooms at December 31, 2013 and 2012 by brand is as follows:

	December 31, 2013		December 31, 2012		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	%	Rooms	%
Comfort Inn	1,302	101,673	1,349	105,471	(47)	(3.5)%	(3,798)	(3.6%)
Comfort Suites	589	45,451	597	46,045	(8)	(1.3)%	(594)	(1.3%)
Sleep	382	27,623	387	28,087	(5)	(1.3)%	(464)	(1.7%)
Quality	1,223	101,143	1,152	98,078	71	6.2%	3,065	3.1%
Clarion	190	27,501	191	27,441	(1)	(0.5)%	60	0.2%
Econo Lodge	830	50,694	817	49,951	13	1.6%	743	1.5%
Rodeway	438	24,677	410	23,370	28	6.8%	1,307	5.6%
MainStay	43	3,331	41	3,165	2	4.9%	166	5.2%
Suburban	63	7,167	63	7,291	—	—%	(124)	(1.7%)
Ascend Hotel Collection	102	9,206	57	4,982	45	78.9%	4,224	84.8%
Cambria	18	2,119	19	2,221	(1)	(5.3)%	(102)	(4.6%)
Total Domestic Franchises	5,180	400,585	5,083	396,102	97	1.9%	4,483	1.1%
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

A summary of executed domestic franchise agreements by brand for the years ended December 31, 2013 and 2012 is as follows:

	2013			2012			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	18	54	72	23	36	59	(22)%	50%	22%
Comfort Suites	16	9	25	12	5	17	33%	80%	47%
Sleep	20	5	25	25	2	27	(20)%	150%	(7)%
Quality	1	137	138	—	170	170	NM	(19)%	(19)%
Clarion	1	21	22	—	22	22	NM	(5)%	—%
Econo Lodge	2	87	89	—	59	59	NM	47%	51%
Rodeway	1	70	71	—	71	71	NM	(1)%	—%
MainStay	11	2	13	12	1	13	(8)%	100%	—%
Suburban	9	5	14	3	4	7	200%	25%	100%
Ascend Hotel Collection	5	51	56	4	17	21	25%	200%	167%
Cambria	5	—	5	7	—	7	(29)%	NM	(29)%
Total Domestic System	89	441	530	86	387	473	3%	14%	12%
Relicensing fees include fees charged to the new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system as well as fees required to renew expiring franchise contracts. Domestic relicensing contracts increased 19% from 216 during 2012 to 258 for the year ended December 31, 2013. Renewals of expired contracts increased 48% from 21 for the year ended December 31, 2012 to 31 during 2013. As a result of the 22% increase in relicensing and renewal contracts and an increase in average fees per deal, domestic relicensing and renewal revenues increased 29% from $5.0 million in 2012 to $6.4 million for 2013.
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
A summary of the domestic franchised hotels under construction, awaiting conversion or approved for development at December 31, 2013 and 2012 by brand is as follows:

	December 31, 2013			December 31, 2012			Variance
							Conversion		New Construction		Total
	Conversion	New Construction	Total	Conversion	New Construction	Total	Units	%	Units	%	Units	%
Comfort Inn	44	53	97	33	49	82	11	33%	4	8%	15	18%
Comfort Suites	4	47	51	1	72	73	3	300%	(25)	(35%)	(22)	(30%)
Sleep	1	49	50	1	43	44	—	—%	6	14%	6	14%
Quality	48	3	51	36	3	39	12	33%	—	—%	12	31%
Clarion	8	2	10	12	1	13	(4)	(33%)	1	100%	(3)	(23%)
Econo Lodge	26	2	28	24	—	24	2	8%	2	NM	4	17%
Rodeway	38	1	39	35	—	35	3	9%	1	NM	4	11%
MainStay	2	31	33	—	25	25	2	NM	6	24%	8	32%
Suburban	6	16	22	1	15	16	5	500%	1	7%	6	38%
Ascend Hotel Collection	10	10	20	11	7	18	(1)	(9%)	3	43%	2	11%
Cambria	—	21	21	—	25	25	—	NM	(4)	(16%)	(4)	(16%)
	187	235	422	154	240	394	33	21%	(5)	(2%)	28	7%

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
Excluding the SG&A expenses for the SkyTouch division, SG&A for the year end December 31, 2013 increased $3.6 million or 4% from $98.5 million in 2012 to $102.1 million in 2013. The fluctuations in SG&A include a $1.3 million increase in occupancy costs related to the relocation of the Company's corporate headquarters and a $2.1 million increase in variable franchise sales compensation and procurement services expenses which increased due to a 26% and 15% increase in initial franchise and procurement services revenues, respectively. In addition, compensation expense recognized on deferred compensation arrangements increased $1.3 million. The increase in compensation expense reflects the increase in the fair value of investments held in the Company's Non-Qualified and Executive Deferred Compensation Plan ("EDCP") retirement and savings plans. The increase in deferred compensation expenses are partially offset by investment gains recorded in other gains and losses. These increases in the current year SG&A expenses were partially offset by a loss on settlement of the Company's pension plan totaling $1.8 million recognized during the year ended December 31, 2012 resulting from the recognition of previously unrecognized actuarial losses which had been recorded as a component of the Company's accumulated other comprehensive loss on the Company's consolidated balance sheets. In addition, expenses declined by $3.3 million resulting from lower management incentive plan compensation earned based on Company earnings per share performance.
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
As discussed in the accompanying critical accounting policies, the Company sponsors two non-qualified retirement and savings plans: the Non-Qualified Plan and the EDCP plan. The fair value of the Non-Qualified Plan investments increased $1.3 million during 2013 compared to an appreciation of $0.8 million in the fair value during 2012. The fair value of the Company's investments held in the EDCP plan increased $0.3 million during the year ended December 31, 2013 compared to an appreciation in fair value of $1.2 million in 2012.
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
Income Taxes: In 2013 and 2012, the effective income tax rates for continuing operations were 28.6% and 28.5%, respectively. The effective income tax rate for discontinued operations was 37.1% for the periods ended December 31, 2013 and 2012. The effective income tax rates from continuing operations for the years ended December 31, 2013 and 2012 were lower than the United States federal income tax rate of 35% due to the recurring impact of foreign operations, partially offset by state income taxes. Additionally, the effective income tax rates for the years ended December 31, 2013 and 2012 reflect adjustments to our federal and foreign accruals. The effective income tax rate for the year ended December 31, 2013 was further reduced by the settlement of unrecognized tax positions and legislation retroactively extending the U.S. controlled foreign corporation look-through rules. The effective income tax rate for the year ended December 31, 2012 also includes a $4.5 million benefit related to a change in estimate of the benefit from foreign operations.
Discontinued Operations: In the first quarter of 2014, the Company's management approved a plan to dispose of three Company owned Mainstay Suites hotels. As a result, the Company has reported the operations related to these three hotels as discontinued operations in this Form 10-K.

Liquidity and Capital Resources
Operating Activities
Net cash flows provided by operating activities were $183.9 million for the year ended December 31, 2014 compared to $153.9 million for the same period of 2013. Cash flow from operating activities increased primarily due to an increase in operating income, a $27.2 million improvement in cash flows from marketing and reservation activities partially offset by a

$4.6 million increase in net disbursements to franchisees for property improvements and other purposes utilizing forgivable notes receivable.
Net operating cash provided by marketing and reservation activities totaled $70.2 million for the year ended December 31, 2014 compared to $43.0 million during the year ended December 31, 2013. The improvement in cash flows from marketing and reservation activities primarily reflects an improvement in marketing and reservation system fees resulting from RevPAR performance, improved financial performance of the Company's loyalty programs and new advertising and distribution program fees which have increased at a faster pace than expenses.
In conjunction with brand and development programs, the Company provides financing to franchisees for property improvements and other purposes in the form of forgivable notes receivable. If the franchisee remains in the system in good standing over the term of the promissory note, the Company forgives the outstanding principal balance and related interest. Since these forgivable notes are predominantly forgiven ratably over the term of the promissory note rather than repaid, the Company classifies the related issuance and collections of these notes as operating activities. During the years ended December 31, 2014, 2013 and 2012, the Company's net advances for these purposes totaled $12.9 million, $8.3 million and $10.9 million, respectively. The timing and amount of these cash flows is dependent on various factors including the implementation of various development and brand incentive programs, the level of franchise sales and the timing of hotel openings. At December 31, 2014, the Company had commitments to extend an additional $42.5 million for these purposes provided certain conditions are met by its franchisees, of which $22.5 million is expected to be advanced in the next twelve months.
Investing Activities
Cash utilized in investing activities totaled $17.6 million, $29.4 million and $47.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. The decline in cash utilized for investing activities from 2013 to 2014 primarily reflects the following items:
During the years ended December 31, 2014, 2013 and 2012, capital expenditures totaled $20.9 million, $33.4 million and $15.4 million, respectively. The decline in capital expenditures from 2013 primarily reflects tenant improvements related to the relocation of the Company's corporate headquarters and computer equipment purchases made in conjunction with the relocation of the Company's technology data center incurred during 2013.
During the year ended December 31, 2014, the Company realized proceeds from the sale of assets totaling $15.6 million related to the sale of three company owned MainStay Suites hotels, a facility previously utilized as a call center and the sale of a parcel of land related to the development of a new Cambria Suites hotel.
During the year ended December 31, 2014, 2013 and 2012, the Company invested $17.8 million, $5.7 million and $20.3 million in joint ventures accounted for under the equity method of accounting. The Company's investment in these joint ventures primarily pertain to ventures that either support the Company's efforts to increase business delivery to its franchisees or promote growth of our emerging brands.
During the year ended December 31, 2014, 2013 and 2012, the Company sold investments totaling $1.0 million, $4.2 million and $11.2 million, respectively, and utilized the proceeds to distribute participant deferred compensation balances from the Company's non-qualified retirement plans. The decline in proceeds from the sale of investments primarily reflects the timing of employee terminations and their deferred compensation distribution elections.
The Company provides financing to franchisees for hotel development efforts and other purposes in the form of mezzanine and other notes receivable. These loans bear interest and are expected to be repaid in accordance with the terms of the loan agreements. During the years ended December 31, 2014, 2013 and 2012, the Company advanced $3.3 million, $1.1 million and $23.7 million for these purposes, respectively. In addition, the Company collected $11.3 million, $9.7 million and $3.3 million of these advances during the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, the Company had commitments to extend an additional $2.1 million for these purposes within the next twelve months provided certain conditions are met by its franchisees.
Our board of directors authorized a program which permits us to offer financing, investment and guaranty support to qualified franchisees as well as allows us to acquire and resell real estate to incent franchise development for certain brands in strategic markets. Over the next several years, we expect to continue to deploy capital opportunistically pursuant to this program to promote growth of our emerging brands and we generally expect to recycle these investments within a five year period. However, the amount and timing of the investment in this program will be dependent on market and other conditions.

Financing Activities
Financing cash flows relate primarily to the Company’s borrowings, treasury stock purchases and dividends.
Debt
Senior Unsecured Notes due 2022
On June 27, 2012 the Company issued unsecured notes with a principal amount of $400 million (the "2012 Senior Notes") at par, bearing a coupon of 5.75% with an effective rate of 6.0%. The 2012 Senior Notes will mature on July 1, 2022, with interest to be paid semi-annually on January 1st and July 1st. The Company utilized the net proceeds of this offering, after deducting underwriting discounts and commissions and other offering expenses, together with borrowings under the Company's senior credit facility, to pay the special cash dividend totaling approximately $600.7 million paid to stockholders on August 23, 2012. The Company's 2012 Senior Notes are guaranteed jointly, severally, fully and unconditionally, subject to certain customary limitations by eight wholly-owned domestic subsidiaries.
The Company incurred debt issuance costs in connection with the 2012 Senior Notes totaling approximately $7.5 million. These debt issuance costs are amortized utilizing the effective interest method through the maturity of the 2012 Senior Notes. Amortization of these costs is included in interest expense in the consolidated statements of income.
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
At December 31, 2014, the Company maintained a total leverage ratio of 3.11x, a maximum secured leverage ratio of 0.51x and a minimum fixed charge coverage ratio of 5.07x. At December 31, 2014, the Company was in compliance with all covenants under the New Credit Facility.
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
At December 31, 2014 and 2013, the Company had $129.4 million and $138.8 million outstanding under the Term Loan, respectively. At December 31, 2014 and 2013, no amounts were outstanding under the New Revolver.
Fixed Rate Collateralized Mortgage
On December 30, 2014, a court awarded the Company title to an office building as settlement for a portion of an outstanding loan receivable for which the building was pledged as collateral. In conjunction with the court award, the Company also assumed the $9.5 million mortgage on the property with a fixed interest rate of 7.26%. The mortgage which is collateralized by the office building requires monthly payments of principal and interest and matures in December 2020 with a a balloon payment due of $6.9 million. At the time of acquisition, the Company determined that the fixed interest rate of 7.26% exceeded market interest rates and therefore the Company increased the carrying value of the debt by $1.2 million to record the debt at fair value. The fair value adjustment will be amortized over the remaining term of the mortgage utilizing the effective interest method.
Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At December 31, 2014, the Company had been advanced approximately $3.5 million pursuant to these agreements and expects to receive the remaining $0.9 million over the next several years, subject to annual appropriations by the governmental entities. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration of the Company's ten year corporate headquarters lease in 2023 will be forgiven in full. The advances will be included in long-term debt in Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all current performance conditions as of December 31, 2014.
Regular Quarterly Dividends
The Company currently maintains the payment of a quarterly dividend on its common shares outstanding, however, the declaration of future dividends are subject to the discretion of our board of directors. During the years ended December 31, 2014, 2013 and 2012, the Company paid cash dividends at a quarterly rate of $0.185 per share. In December 2014, the Company's board of directors increased the quarterly dividend rate to $0.195 per share, beginning with the first dividend payable in 2015, representing a 5% increase from the previous quarterly declarations.
During the year ended December 31, 2014, 2013 and 2012, the Company paid regular quarterly cash dividends totaling $43.5 million, $32.8 million and $53.4 million, respectively. Dividend payments during the years ended December 31, 2013 and 2012, reflect the Company's board of directors decision to pay the regular quarterly dividend initially scheduled to be paid in the first quarter of 2013 in December 2012. As a result, the dividends paid during 2013 reflect three quarterly payments as compared to five payments in the prior year. We expect that cash dividends will continue to be paid in the future, subject to declaration by our board of directors, future business performance, economic conditions, changes in tax regulations and other matters. Based on our present dividend rate and outstanding share count, aggregate annual regular dividends for 2015 are estimated to be approximately $44.7 million.
Special Cash Dividend
On July 26, 2012, the Company's board of directors declared a special cash dividend in the amount of $10.41 per share or approximately $600.7 million in the aggregate, which was paid on August 23, 2012. The Company utilized the proceeds from the 2012 Senior Notes and the New Credit Facility for payment of the special cash dividend.

Share Repurchases
During the year ended December 31, 2014, the Company repurchased 1.4 million of its common stock under the repurchase program at a total cost of $72.6 million. These shares were purchased from family members of the Company's largest shareholder. Through December 31, 2014, the Company repurchased 46.7 million shares of its common stock (including 33.0 million prior to the two-for-one stock split effected in October 2005) under the share repurchase program at a total cost of $1.2 billion. In the fourth quarter of 2014, our board of directors authorized a 3.0 million share increase to the current share repurchase authorization increasing the shares remaining to 3.0 million at December 31, 2014. We currently believe that our cash flows from operations will support our ability to complete the current board of directors repurchase authorization and upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
Other items
Approximately $189.6 million of the Company's cash and cash equivalents at December 31, 2014 pertains to undistributed earnings of the Company's consolidated foreign subsidiaries. Since the Company's intent is for such earnings to be reinvested by the foreign subsidiaries, the Company has not provided additional United States income taxes on these amounts. While the Company has no intention to utilize these cash and cash equivalents in its domestic operations, any change to this policy would result in the Company incurring additional United States income taxes on any amounts utilized domestically.
The following table summarizes our contractual obligations as of December 31, 2014:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term debt (1)	$1,069.1	$51.2	$196.7	$76.6	$744.6
Capital lease obligations (2)	1.6	1.0	0.6	—	—
Purchase obligations (3)	45.4	25.1	19.3	0.6	0.4
Operating lease obligations	79.6	11.6	22.4	19.2	26.4
Other long-term liabilities (4)	24.1	—	1.7	1.4	21.0
Total contractual obligations	$1,219.8	$88.9	$240.7	$97.8	$792.4
____________________________

(1)	Long-term debt includes principal as well as interest payments. Assumes forward estimates of LIBOR rates as of December 31, 2014 for our variable interest rate debt.

(2)	Capital lease obligations include interest and related maintenance agreements on the equipment.

(3)	Purchase obligations also include commitments to provide loan and joint venture financing under various Company programs.

(4)
Other long-term liabilities primarily consist of deferred compensation plan liabilities and excludes cumulative marketing and reservation fees in excess of cumulative marketing and reservation expenses incurred totaling $44.3 million due to the uncertain timing of the fulfillment of this contractual obligation. See Note 7 to our consolidated financial statements for further discussion.

The total amount of unrecognized tax positions and the related interest and penalties totaled $4.1 million at December 31, 2014. Due to the uncertainty with respect to the timing of payments in individual years in connection with these tax liabilities, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, we have not included these amounts in the contractual obligations table above. See Note 17 to our consolidated financial statements for a discussion on income taxes.
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
The Company believes the likelihood of having to perform under the aforementioned limited payment guarantees is remote at December 31, 2014 and December 31, 2013.
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
The Company recognizes procurement services revenues from qualified vendors when the services are performed or the product delivered, evidence of an arrangement exists, the fee is fixed or determinable and collectability is reasonably assured. We defer the recognition of procurement services revenues related to certain upfront fees and recognize them over a period corresponding to the Company’s estimate of the life of the arrangement.
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
Marketing and reservation system fees not expended in the current year are recorded as a liability in the Company's balance sheet and are carried over to the next fiscal year and expended in accordance with the franchise agreements or utilized to repay previous advances. Marketing and reservation expenses incurred in excess of revenues are recorded as an asset in the Company's balance sheet, with a corresponding reduction in costs, and are similarly recovered in subsequent years. Under the terms of the franchise agreements, the Company may advance capital and incur costs as necessary for marketing and reservation activities and recover such advances through future fees. The Company believes that any credit risk associated with cost advances for marketing and reservation system activities is mitigated due to our contractual right to recover these amounts from a large geographically dispersed group of franchisees. However, our ability to recover advances may be adversely impacted by certain factors, including, among others, declines in the ability of our franchisees to generate revenues at properties they franchise from us, lower than expected franchise system growth, an extended period of occupancy or room rate declines or a decline in the number of hotel rooms in our franchise system. If these factors exist it could result in the generation of insufficient funds to recover marketing and reservation advances as well as meet the ongoing marketing and reservation needs of the overall system.
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
Valuation of Intangibles and Long-Lived Assets
The Company evaluates the potential impairment of property and equipment and other long-lived assets, including franchise rights and other definite-lived intangibles, whenever an event or other circumstances indicates that the Company may not be able to recover the carrying value of the asset. When indicators of impairment are present, recoverability is assessed based on net, undiscounted expected cash flows. If the net, undiscounted expected cash flows are less than the carrying amount of the assets, an impairment charge is recorded for the excess of the carrying value over the fair value of the asset. We estimate the fair value of intangibles and long lived assets primarily using undiscounted cash flow analysis. Significant management judgment is involved in evaluating indicators of impairment and developing any required projections to test for recoverability or estimate the fair value of an asset. Furthermore, if management uses different projections or if different conditions occur in future periods, future-operating results could be materially impacted.
The Company evaluates the impairment of goodwill and trademarks with indefinite lives on an annual basis, or during the year if an event or other circumstance indicates that the Company may not be able to recover the carrying amount of the asset. In evaluating these assets for impairment, the Company may elect to first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit or the indefinite lived intangible asset is less than its carrying amount. If the conclusion is that it is not more likely than not that the fair value of the asset is less than its carrying value, then no further testing is required. If the conclusion is that it is more likely than not that the fair value of the asset is less than its carrying value, then a two-step impairment test is performed for goodwill. The Company may elect to forego the qualitative assessment and move directly to the two-step impairment test for goodwill and the the fair value determination for indefinite-lived intangibles. The Company determines the fair value of its reporting units and indefinite-lived intangibles using income and market methods.
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
Several factors could cause actual results, performance or achievements of the Company to differ materially from those expressed in or contemplated by the forward-looking statements. Such risks include, but are not limited to, changes to general, domestic and foreign economic conditions; foreign currency fluctuations; operating risks common in the lodging and franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees and our relationships with our franchisees; our ability to keep pace with improvements in technology utilized for marketing and reservations systems and other operating systems; our ability to grow our franchise system; exposure to risks relating to development activities; fluctuations in the supply and demand for hotels rooms; the level of acceptance of alternative growth strategies we may implement; operating risks associated with our international operations; the outcome of litigation; and our ability to effectively manage our indebtedness. These and other risk factors are discussed in detail in Item 1A. “Risk Factors” of this report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company’s foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including in certain circumstances the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $17.8 million at December 31, 2014, which we account for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
At December 31, 2014, the Company had $129.4 million of variable interest rate debt instruments outstanding at an effective rate of 2.2%. A hypothetical change of 10% in the Company’s effective interest rate from December 31, 2014 levels would increase or decrease annual interest expense by $0.3 million. The Company expects to refinance its fixed and variable long-term debt obligations prior to their scheduled maturities.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Choice Hotels International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Choice Hotels International, Inc. and subsidiaries as of December 31, 2014, and the related consolidated statements of income, comprehensive income, shareholders' deficit and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Choice Hotels International, Inc. and subsidiaries at December 31, 2014, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Choice Hotels International, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
March 2, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Choice Hotels International, Inc.:

In our opinion, the consolidated balance sheet as of December 31, 2013 and the related consolidated statements of income, comprehensive income, shareholders’ deficit and cash flows for each of two years in the period ended December 31, 2013 listed in the accompanying index present fairly, in all material respects, the financial position of Choice Hotels International, Inc. and its subsidiaries at December 31, 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) for each of the two years in the period ended December 31, 2013 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia

March 3, 2014, except for the effects of the revision related to revenue recognition and other immaterial errors discussed in Note 1 to the consolidated financial statements and with respect to our opinion on the consolidated financial statements in so far as it relates to the effects of the discontinued operations discussed in Notes 1 and 27, as to which the date is November 3, 2014.

CONSOLIDATED FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2014	2013	2012
	(in thousands, except per share amounts)
REVENUES:
Royalty fees	$287,538	$267,812	$261,680
Initial franchise and relicensing fees	19,481	18,686	14,203
Procurement services	23,819	20,668	17,962
Marketing and reservation	412,619	407,633	389,678
Other	14,513	9,851	9,205
Total revenues	757,970	724,650	692,728
OPERATING EXPENSES:
Selling, general and administrative	121,418	111,713	101,879
Depreciation and amortization	9,365	9,056	7,691
Marketing and reservation	412,619	407,633	389,678
Total operating expenses	543,402	528,402	499,248
Operating income	214,568	196,248	193,480
OTHER INCOME AND EXPENSES:
Interest expense	41,486	42,537	27,189
Interest income	(1,761)	(2,547)	(1,540)
Loss on extinguishment of debt	—	—	526
Other (gains) losses	427	(1,780)	(1,989)
Equity in net (income) loss of affiliates	658	(634)	(212)
Other income and expenses, net	40,810	37,576	23,974
Income from continuing operations before income taxes	173,758	158,672	169,506
Income taxes	52,285	45,322	48,228
Income from continuing operations, net of income taxes	121,473	113,350	121,278
Income from discontinued operations, net of income taxes	1,687	359	335
Net income	$123,160	$113,709	$121,613
Basic earnings per share:
Continuing operations	$2.08	$1.94	$2.09
Discontinued operations	0.03	—	—
	$2.11	$1.94	$2.09
Diluted earnings per share:
Continuing operations	$2.07	$1.92	$2.08
Discontinued operations	0.03	0.01	0.01
	$2.10	$1.93	$2.09

 The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Net income	$123,160	$113,709	$121,613
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	861	862	862
Foreign currency translation adjustment	(1,615)	(2,863)	237
Amortization of pension related costs, net of tax:
Actuarial loss (net of income tax of $48 for the year ended December 31, 2012)	—	—	80
Settlement of pension plan (net of income tax of $840 for the year ended December 31, 2012)	—	—	1,406
Other comprehensive income (loss), net of tax	(754)	(2,001)	2,585
Comprehensive income	$122,406	$111,708	$124,198

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
	(in thousands, except share amounts)
ASSETS
Current assets
Cash and cash equivalents	$214,879	$167,795
Receivables (net of allowance for doubtful accounts of $10,084 and $12,187, respectively)	91,681	82,385
Income taxes receivable	1,458	—
Deferred income taxes	23,860	26,684
Investments, employee benefit plans, at fair value	214	400
Other current assets	19,322	29,710
Total current assets	351,414	306,974
Property and equipment, at cost, net	77,309	67,852
Goodwill	65,813	65,813
Franchise rights and other identifiable intangibles, net	8,912	9,953
Advances, marketing and reservation activities	—	5,844
Notes receivable, net of allowances	40,441	31,872
Investments, employee benefit plans, at fair value	17,539	15,950
Deferred income taxes	20,546	—
Other assets	65,296	52,164
Total assets	$647,270	$556,422
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$57,124	$41,663
Accrued expenses	63,530	56,625
Deferred revenue	66,382	61,188
Current portion of long-term debt	12,349	10,088
Deferred compensation and retirement plan obligations	628	2,492
Income taxes payable	85	2,282
Total current liabilities	200,098	174,338
Long-term debt	782,082	783,471
Deferred compensation and retirement plan obligations	23,987	22,527
Deferred income taxes	—	5,149
Other liabilities	69,904	23,808
Total liabilities	1,076,071	1,009,293
Commitments and Contingencies
Common stock, $0.01 par value; 160,000,000 shares authorized; 95,065,638 shares issued at December 31, 2014 and 2013 and 57,337,720 and 58,638,863 shares outstanding at December 31, 2014 and 2013, respectively	573	586
Additional paid-in-capital	127,661	117,768
Accumulated other comprehensive loss	(6,971)	(6,217)
Treasury stock (37,727,918 and 36,426,775 shares at December 31, 2014 and 2013, respectively), at cost	(982,463)	(918,031)
Retained earnings	432,399	353,023
Total shareholders’ deficit	(428,801)	(452,871)
Total liabilities and shareholders’ deficit	$647,270	$556,422
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$123,160	$113,709	$121,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,365	9,582	8,226
(Gain) loss on disposal of assets	(2,809)	(151)	9
Provision for bad debts, net	2,775	2,743	2,923
Non-cash stock compensation and other charges	9,706	11,422	12,366
Non-cash interest and other (income) loss	3,174	1,545	292
Loss on extinguishment of debt	—	—	526
Deferred income taxes	(22,899)	(6,277)	(1,126)
Equity (earnings) losses from unconsolidated joint ventures, net of distributions received	2,200	811	1,098
Changes in assets and liabilities, net of acquisitions:
Receivables	(14,250)	(7,899)	(6,807)
Advances to/from marketing and reservation activities, net	70,179	42,991	30,983
Forgivable notes receivable, net	(12,914)	(8,347)	(10,898)
Accounts payable	9,636	2,304	11
Accrued expenses	6,678	(9,595)	12,376
Income taxes payable/receivable	(3,582)	4,276	(2,662)
Deferred revenue	5,297	(9,861)	2,188
Other assets	(1,250)	(3,197)	(3,476)
Other liabilities	(575)	9,857	(17,520)
Net cash provided by operating activities	183,891	153,913	150,122
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	(20,946)	(33,397)	(15,443)
Equity method investments	(17,789)	(5,685)	(20,285)
Issuance of mezzanine and other notes receivable	(3,340)	(1,095)	(23,736)
Collections of mezzanine and other notes receivable	11,289	9,748	3,270
Purchases of investments, employee benefit plans	(2,794)	(2,676)	(1,697)
Proceeds from sales of investments, employee benefit plans	964	4,168	11,223
Proceeds from sale of assets	15,612	243	—
Other items, net	(642)	(728)	(433)
Net cash used in investing activities	(17,646)	(29,422)	(47,101)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	250	3,360	543,500
Net borrowings (repayments) pursuant to revolving credit facilities	—	(57,000)	57,000
Principal payments on long-term debt	(10,108)	(8,204)	(4,422)
Debt issuance costs	—	—	(4,759)
Excess tax benefits from stock-based compensation	3,721	1,460	1,559
Purchase of treasury stock	(77,972)	(3,965)	(22,586)
Dividends paid	(43,529)	(32,799)	(654,092)
Proceeds from exercise of stock options	10,098	8,864	7,090
Net cash used in financing activities	(117,540)	(88,284)	(76,710)
Net change in cash and cash equivalents	48,705	36,207	26,311
Effect of foreign exchange rate changes on cash and cash equivalents	(1,621)	(2,589)	809
Cash and cash equivalents at beginning of period	167,795	134,177	107,057
Cash and cash equivalents at end of period	$214,879	$167,795	$134,177
Supplemental disclosure of cash flow information:
Cash payments during the year for:
Income taxes, net of refunds	$77,562	$47,513	$51,548
Interest, net of capitalized interest	$40,644	$43,327	$16,954
Non-cash investing and financing activities:
Dividends declared but not paid	$11,176	$10,785	$1
Equity method investments	$2,827	$—	$3,900
Debt issuance costs	$—	$—	$6,500
Issuance of common stock pursuant to share based compensation plan	$8,439	$9,798	$9,517
Investment in property and equipment	$15,670	$658	$—
Acquisitions, long-term debt assumed	$10,667	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(in thousands, except share amounts)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2011	58,277,646	$583	$102,665	$(6,801)	$(916,955)	$804,287	$(16,221)
Net income	—	—	—	—	—	121,613	121,613
Other comprehensive income	—	—	—	2,585	—	—	2,585
Exercise of stock options	266,754	3	3,515	—	3,572	—	7,090
Issuance of restricted stock	266,159	2	(9,517)	—	9,515	—	—
Cancellation of restricted stock	(26,824)	—	967	—	(967)	—	—
Share based compensation on equity awards	—	—	11,377	—	—	—	11,377
Excess tax benefits on equity awards	—	—	1,239	—	—	—	1,239
Dividends declared	—	—	—	—	—	(643,374)	(643,374)
Treasury purchases	(612,676)	(6)	—	—	(22,580)	—	(22,586)
Other	—	—	—	—	(361)	—	(361)
Balance as of December 31, 2012	58,171,059	$582	$110,246	$(4,216)	$(927,776)	$282,526	$(538,638)
Net income	—	—	—	—	—	113,709	113,709
Other comprehensive income	—	—	—	(2,001)	—	—	(2,001)
Exercise of stock options	347,180	2	3,486	—	5,376	—	8,864
Issuance of restricted stock and PVRSU	265,056	3	(9,798)	—	9,795	—	—
Cancellation of restricted stock	(40,552)	—	1,453	—	(1,453)	—	—
Share based compensation on equity awards	—	—	11,417	—	—	—	11,417
Excess tax benefits on equity awards	—	—	964	—	—	—	964
Dividends declared	—	—	—	—	—	(43,212)	(43,212)
Treasury purchases	(103,880)	(1)	—	—	(3,964)	—	(3,965)
Other	—	—	—	—	(9)	—	(9)
Balance as of December 31, 2013	58,638,863	$586	$117,768	$(6,217)	$(918,031)	$353,023	$(452,871)
Net income	—	—	—	—	—	123,160	123,160
Other comprehensive income	—	—	—	(754)	—	—	(754)
Exercise of stock options	390,290	4	4,219	—	5,875	—	10,098
Issuance of restricted stock and PVRSU	183,719	2	(8,439)	—	8,437	—	—
Cancellation of restricted stock	(23,804)	—	928	—	(928)	—	—
Share based compensation on equity awards	—	—	9,404	—	—	—	9,404
Excess tax benefits on equity awards	—	—	3,781	—	—	—	3,781
Dividends declared	—	—	—	—	—	(43,784)	(43,784)
Treasury purchases	(1,510,070)	(15)	—	—	(77,957)	—	(77,972)
Other	(341,278)	(4)	—	—	141	—	137
Balance as of December 31, 2014	57,337,720	$573	$127,661	$(6,971)	$(982,463)	$432,399	$(428,801)

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements present the financial position, results of operations and cash flows of Choice Hotels International, Inc., a Delaware corporation and subsidiaries (the "Company"). The Company consolidates entities under its control, including variable interest entities where it is deemed to be the primary beneficiary. Investments in unconsolidated affiliates, including corporate joint ventures and certain other entities, in which the Company owns 50% or less and exercises significant influence over the operating and financial policies of the investee are accounted for by the equity method. All significant inter-company accounts and transactions have been eliminated in consolidation.
The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, ultimate results could differ from those estimates. In the opinion of management, the accompanying consolidated financial statements include all normal and recurring adjustments that are necessary to fairly present the financial position, results of operations and cash flows of the Company.
The financial statements for the years ended December 31, 2013 and 2012 have been revised related to revenue recognition and other immaterial errors as disclosed in the Company's Form 10-K/A, filed with the Securities and Exchange Commission on November 3, 2014.

Discontinued Operations
In the first quarter of 2014, the Company's management approved a plan to dispose of the three Company owned Mainstay Suites hotels. As a result, the Company has reported the operations related to these three hotels as discontinued operations.  The Company's results of operations for the periods included in this Form 10-K have also been recast to account for these operations as discontinued.  For additional information regarding discontinued operations, see Note 27, Discontinued Operations.
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
The Company generates procurement services revenues from qualified vendors. Procurement services revenues are generally based on the level of goods or services purchased from qualified vendors by hotel franchise owners and hotel guests who stay in the Company’s franchised hotels or based on marketing services provided by the Company on behalf of the qualified vendors to hotel owners and guests. The Company recognizes procurement services revenues when the services are performed or the product is delivered, evidence of an arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. The Company defers the recognition of procurement services’ revenues related to upfront fees. Such upfront fees are generally recognized over a period corresponding to the Company’s estimate of the life of the arrangement.

Marketing and Reservation Revenues and Expenses
The Company’s franchise agreements require the payment of certain marketing and reservation system fees, which are used exclusively by the Company for expenses associated with providing franchise services such as national marketing, operating a guest loyalty program, media advertising, central reservation systems and technology services. The Company is contractually obligated to expend the marketing and reservation system revenue it collects from franchisees in accordance with the franchise agreements; as such, no income or loss to the Company is generated. In accordance with the franchise agreements, the Company includes in marketing and reservation expenses an allocation of costs for certain activities, such as human resources, facilities, legal, accounting, etc., required to carry out marketing and reservation activities.
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
Marketing and reservation system revenues not expended in the current year are recorded as a liability in the Company's balance sheet and are carried over to the next fiscal year and expended in accordance with the franchise agreements or utilized to repay previous advances. Marketing and reservation expenses incurred in excess of revenues are recorded as an asset in the Company's balance sheet, with a corresponding reduction in costs, and are similarly recovered in subsequent years. Under the terms of the franchise agreements, the Company may advance capital and incur costs as necessary for marketing and reservation activities and recover such advances through future fees.
The Company evaluates the recoverability of marketing and reservation costs incurred in excess of cumulative marketing and reservation system revenues earned on a periodic basis. The Company will record a reserve when, based on current information and events, it is probable that it will be unable to collect all amounts advanced for marketing and reservation activities according to the contractual terms of the franchise agreements. These advances are considered to be unrecoverable if the expected net, undiscounted cash flows from marketing and reservation activities are less than the carrying amount of the asset. The Company believes that any credit risk associated with cumulative cost advances for marketing and reservation system activities is mitigated due to the contractual right to recover these amounts from a large geographically dispersed group of franchisees.
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
Advertising Costs
The Company expenses advertising costs as the advertising occurs. Advertising expense was $93.7 million, $84.7 million and $79.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. Prepaid advertising at December 31,

2014 and 2013 totaled $45 thousand and $0.2 million, respectively and is included within other current assets in the accompanying consolidated balance sheets. The Company includes advertising costs primarily in marketing and reservation expenses on the accompanying consolidated statements of income.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 2014 and 2013, the Company had book overdrafts totaling $5.4 million and $5.0 million, respectively which are included in accounts payable in the accompanying consolidated balance sheets. These book overdrafts represent outstanding checks in excess of funds on deposit.
The Company maintains cash balances in domestic banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation. In addition, the Company also maintains cash balances in international banks which do not provide deposit insurance.
Capitalization Policies
Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term or their useful lives. Major renovations and replacements incurred during construction are capitalized. Additionally, the Company capitalizes any interest incurred during construction of property and equipment or the development of software. Upon sale or retirement of property, the cost and related accumulated depreciation are eliminated from the accounts and any related gain or loss is recognized in the accompanying consolidated statements of income. Maintenance, repairs and minor replacements are charged to expense as incurred.
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
Valuation of Intangibles and Long-Lived Assets
The Company evaluates the potential impairment of property and equipment and other long-lived assets, including franchise rights and other definite-lived intangibles, whenever an event or other circumstances indicates that the Company may not be able to recover the carrying value of the asset. When indicators of impairment are present, recoverability is assessed based on net, undiscounted expected cash flows. If the net, undiscounted expected cash flows are less than the carrying amount of the assets, an impairment charge is recorded for the excess of the carrying value over the fair value of the asset. We estimate the fair value of intangibles and long lived assets primarily using undiscounted cash flow analysis. During the year ended December 31, 2012, the Company recognized an impairment loss totaling $0.2 million on the franchise rights recorded in conjunction with an acquisition of a subsidiary in India. The Company did not identify any indicators of impairment of long-lived assets during the years ended December 31, 2014 and 2013. Significant management judgment is involved in evaluating indicators of impairment and developing any required projections to test for recoverability or estimate the fair value of an asset. Furthermore, if management uses different projections or if different conditions occur in future periods, future-operating results could be materially impacted.
The Company evaluates the impairment of goodwill and trademarks with indefinite lives on an annual basis, or during the year if an event or other circumstance indicates that the Company may not be able to recover the carrying amount of the asset. In evaluating these assets for impairment, the Company may elect to first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit or the indefinite lived intangible asset is less than its carrying amount. If the conclusion is that it is not more likely than not that the fair value of the asset is less than its carrying value, then no further testing is required. If the conclusion is that it is more likely than not that the fair value of the asset is less than its carrying value, then a two-step impairment test is performed for goodwill. For indefinite-lived intangibles, the carrying value is compared to the fair value of the asset and an impairment charge is recognized for any excess. The Company may elect to forego the qualitative assessment and move directly to the two-step impairment test for goodwill and the the fair value determination for indefinite-lived intangibles. The Company determines the fair value of its reporting units and indefinite-lived intangibles using income and market methods. During the year ended December 31, 2012, the Company recognized an impairment loss totaling $0.2 million on the goodwill recorded in conjunction with an acquisition of a subsidiary in India. Based on the Company's assessment, it was determined that the fair value of the Company's Indian subsidiary, was less than its carrying value resulting in the recognition of an impairment loss equal to the gross amount of the goodwill. The Company did not record any impairment of goodwill or trademarks with indefinite lives during the years ended December 31, 2014 and 2013.
Variable Interest Entities
In accordance with the guidance for the consolidation of variable interest entities, the Company analyzes its variable interests, including loans, guarantees, and equity investments, to determine if the entity in which the Company has a variable interest is a variable interest entity. The analysis includes both quantitative and qualitative consideration. For those entities determined to be variable interests entities, a further quantitative and qualitative analysis is performed to determine if the Company will be deemed the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. The Company consolidates those entities in which it is determined to be the primary beneficiary.
Valuation of Investments in Ventures
The Company evaluates an investment in a venture for impairment when circumstances indicate that the carrying value may not be recoverable, for example due to loan defaults, significant under performance relative to historical or projected operating performance, and significant negative industry or economic trends. When there is indication that a loss in value has occurred, the Company evaluates the carrying value compared to the estimated fair value of the investment. Fair value is based upon internally developed discounted cash flow models, third-party appraisals, and if appropriate, current estimated net sales proceeds from pending offers. If the estimated fair value is less than carrying value, management uses its judgment to determine if the decline in value is other-than-temporary. In determining this, the Company considers factors including, but not limited to, the length of time and extent of the decline, loss of values as a percentage of the cost, financial condition and near-term financial projections, the Company's intent and ability to recover the lost value and current economic conditions. For declines in value that are deemed other-than-temporary, impairments are charged to earnings.
Sales Taxes
The Company presents taxes collected from customers and remitted to governmental authorities on a net basis and therefore they are excluded from revenues in the consolidated financial statements.
Foreign Operations
The United States dollar is the functional currency of the consolidated entities operating in the United States. The functional currency for the consolidated entities operating outside of the United States is generally the currency of the primary economic environment in which the entity primarily generates and expends cash. The Company translates the financial statements of consolidated entities whose functional currency is not the United States dollar into United States dollars. The Company translates assets and liabilities at the exchange rate in effect as of the financial statement date and translates income statement accounts using the weighted average exchange rate for the period. The Company includes translation adjustments from foreign exchange and the effect of exchange rate changes on inter-company transactions of a long-term investment nature as a separate component of shareholders’ deficit. The Company reports foreign currency transaction gains and losses and the effect of inter-company transactions of a short-term or trading nature in SG&A expenses on the consolidated statements of income. Foreign currency transaction gains and losses for the years ended December 31, 2014, 2013 and 2012 were a $0.9 million loss, $0.4 million loss and a $0.1 million gain, respectively.
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
Guarantees
The Company has historically issued certain guarantees to support the growth of its brands. A liability is recognized for the fair value of such guarantees upon inception of the guarantee and upon any subsequent modification, such as renewals, when the Company remains contingently liable. The fair value of a guarantee is the estimated amount at which the liability could be settled in a current transaction between willing unrelated parties. The Company evaluates these guarantees on a quarterly basis to determine if there is a probable loss requiring recognition.
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

2.	Other Current Assets
Other current assets consist of the following at:

	December 31, 2014	December 31, 2013
	(in thousands)
Notes receivable (See Note 3)	$3,961	$12,816
Prepaid expenses	12,280	13,746
Other current assets	3,081	3,148
Total	$19,322	$29,710

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
The Company determined that approximately $0.8 million and $12.5 million of its mezzanine and other notes receivable were impaired at December 31, 2014 and 2013, respectively. The Company recorded an allowance for credit losses on these impaired loans at December 31, 2014 and December 31, 2013 totaling $0.8 million and $8.3 million respectively, resulting in a carrying value of impaired loans of $0.0 million and $4.2 million. For the years ended December 31, 2014 and 2013, the average mezzanine and other notes receivable on non-accrual status was approximately $11.5 million and $12.9 million, respectively. The Company recognized approximately $0.2 million and $0.4 million of interest income on impaired loans during the years ended December 31, 2014 and 2013, respectively, on the cash basis. The Company provided loan reserves on non-impaired loans totaling $1.5 million and $1.6 million at December 31, 2014 and 2013, respectively
Past due balances of mezzanine and other notes receivable by credit quality indicators are as follows:

	30-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Mezzanine and Other Notes Receivables
As of December 31, 2014	(in thousands)
Senior	$—	$—	$—	$10,152	$10,152
Subordinated	—	—	—	3,863	3,863
Unsecured	—	47	47	3,948	3,995
	$—	$47	$47	$17,963	$18,010
As of December 31, 2013
Senior	$—	$—	$—	$18,052	$18,052
Subordinated	—	9,629	9,629	4,523	14,152
Unsecured	—	47	47	3,358	3,405
	$—	$9,676	$9,676	$25,933	$35,609

Loans Acquired with Deteriorated Credit Quality
On December 2, 2011, the Company acquired an $11.5 million first mortgage, held on a franchisee hotel asset, from a financial institution for $7.9 million. At the time of acquisition, the Company determined that it would be unable to collect all contractually required payments under the original mortgage terms. The contractually required payments receivable, including principal and interest, under the terms of the acquired mortgage totaled $12.0 million. The Company expected to collect $9.7 million of these contractually required payments. No prepayments were considered in the determination of contractual cash flows and cash flows expected to be collected. During the year ended December 31, 2014, the borrower repaid the Company an amount equal to its original loan acquisition cost of $7.9 million and the Company does not expect to receive further payments. At December 31, 2013, the carrying amount of this loan, which was reported under senior mezzanine and other notes receivable, was $7.9 million and there was no allowance for uncollectable amounts. The Company's accretable yield at acquisition was $1.8 million or 7.36% and a reconciliation of the accretable yield for years ended December 31, 2014 and 2013 is as follows:

	Year Ended December 31,
	2014	2013
	(in thousands)
Balance, Beginning of Year	$582	$1,161
Additions	—	—
Accretion	(143)	(579)
Disposals	(439)	—
Reclassifications from nonaccretable yield	—	—
Balance, End of Year	$—	$582
Significant Collection Activity
On December 30, 2014, the Company recovered a portion of a loan previously determined to be impaired. The impaired loan totaled $9.6 million with a corresponding allowance of $7.4 million for a net carrying amount of $2.2 million. The Company recovered this impaired loan through acquisition of the underlying collateral of the promissory note. The underlying collateral for this loan represented the equity interest of a single-purpose limited liability company that owned a commercial office building in Columbus, Ohio and was obtained through a court ruling. The Company accounted for this transaction as a business combination and determined that the gross fair values of the assets and liabilities received totaled $13.5 million and $10.7 million, respectively. The fair values of the assets and liabilities acquired were determined utilizing non-recurring fair value measures such as comparable market transactions, replacement costs, and discounted cash flow analysis which utilized significant assumptions including market rental rates, discount rates, and market interest rates. The net fair value of the assets and liabilities received totaled $2.8 million compared to a carrying value of the impaired loan of $2.2 million. As a result, the Company recorded bad debt recoveries totaling $0.6 million which are recorded in selling, general and administrative expenses in the Company’s Consolidated Statements of Income.
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
As of December 31, 2014 and 2013, the unamortized balance of these notes totaled $32.4 million and $20.6 million, respectively. The Company recorded an allowance for credit losses on these forgivable unsecured notes receivable of $3.7 million and $1.7 million at December 31, 2014 and 2013, respectively. At December 31, 2014, the Company had $1.2 million forgivable unsecured notes that were past due. At December 31, 2013, the Company did not have any forgivable unsecured notes that were past due. Amortization expense included in the accompanying consolidated statements of income related to the notes was $5.0 million, $4.2 million and $2.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

A summary of the Company's notes receivable and related allowances are as follows:

	December 31, 2014			December 31, 2013
	(in thousands)
Credit Quality Indicator	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Total	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Total
Senior	$—	$10,152	$10,152	$—	$18,052	$18,052
Subordinated	—	3,863	3,863	—	14,152	14,152
Unsecured	32,379	3,995	36,374	20,625	3,405	24,030
Total notes receivable	32,379	18,010	50,389	20,625	35,609	56,234
Allowance for losses on non-impaired loans	3,661	1,540	5,201	1,650	1,607	3,257
Allowance for losses on receivables specifically evaluated for impairment	—	786	786	—	8,289	8,289
Total loan reserves	3,661	2,326	5,987	1,650	9,896	11,546
Net carrying value	$28,718	$15,684	$44,402	$18,975	$25,713	$44,688
Current portion, net	$124	$3,837	$3,961	$361	$12,455	$12,816
Long-term portion, net	28,594	11,847	40,441	18,614	13,258	31,872
Total	$28,718	$15,684	$44,402	$18,975	$25,713	$44,688

The Company classifies notes receivable due within one year as other current assets and notes receivable with a maturity greater than one year as other assets in the Company’s consolidated balance sheets.

The following table summarizes the activity related to the Company’s Forgivable Notes Receivable and Mezzanine & Other Notes Receivable allowance for losses for the years ended December 31, 2014 and 2013:

	Year Ended December 31, 2014		Year Ended December 31, 2013
	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable
	(in thousands)
Beginning balance	$1,650	$9,896	$1,623	$8,927
Provisions	2,528	102	699	969
Recoveries	(303)	(875)	(9)	—
Write-offs	(305)	(6,797)	(115)	—
Other(1)	91	—	(548)	—
Ending balance	$3,661	$2,326	$1,650	$9,896
(1) Consists of default rate assumption changes

4.	Property and Equipment
The components of property and equipment are:

	December 31,
	2014	2013
	(in thousands)
Land and land improvements	$3,107	$2,490
Facilities in progress and software under development	10,408	6,435
Computer equipment and software	99,306	83,089
Buildings and leasehold improvements	37,013	38,403
Furniture, fixtures and equipment	15,326	16,371
Assets under capital lease	4,827	3,468
	169,987	150,256
Less: Accumulated depreciation and amortization	(92,678)	(82,404)
Property and equipment, at cost, net	$77,309	$67,852
As facilities in progress and software development are completed and placed in service, they are transferred to appropriate property and equipment categories and depreciation begins. Interest capitalized as a cost of property and equipment totaled $0.4 million for the year ended December 31, 2014.
Unamortized capitalized software development costs at December 31, 2014 and 2013 totaled $25.2 million and $15.9 million, respectively. Amortization of software development costs for the years ended December 31, 2014, 2013 and 2012 totaled $6.3 million, $3.8 million and $3.3 million, respectively.
Depreciation has been computed for financial reporting purposes using the straight-line method. A summary of the ranges of estimated useful lives upon which depreciation rates are based follows:

Computer equipment and software	2-5 years
Buildings and leasehold improvements	5-40 years
Furniture, fixtures and equipment	3-15 years
Assets under capital leases	3 - 8 years
Depreciation expense, excluding amounts attributable to marketing and reservation activities, for the years ended December 31, 2014, 2013 and 2012 was $3.1 million, $3.2 million and $2.4 million, respectively. Accumulated amortization of capital leases, included in accumulated depreciation and amortization above, at December 31, 2014 and 2013 totaled $2.0 million and $1.4 million, respectively.

5.	Goodwill
Goodwill relates to the Company's franchising segment and was acquired in the following transactions (i) the purchase price of a minority interest in the Company for consideration in excess of the recorded minority interest and (ii) the acquisition of 100% of the stock of Suburban Franchise Holding Company, Inc. and its wholly-owned subsidiary, Suburban Franchise Systems, Inc. (iii) the acquisition of the remaining 60% ownership interest in Choice Hospitality (India) Ltd. The following table details the carrying amount of our goodwill at December 31, 2014 and 2013:

	December 31,
	2014	2013
	(in thousands)
Goodwill	$66,005	$66,005
Accumulated impairment losses	(192)	(192)
Net carrying amount	$65,813	$65,813

6.	Franchise Rights and Other Identifiable Intangibles
The components of franchise rights and other identifiable intangible assets at December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
	(in thousands)
Franchise rights, net of accumulated amortization	$2,753	$6,069
Other identifiable intangible assets, net of accumulated amortization	6,159	3,884
Total	$8,912	$9,953
Franchise rights represent the unamortized purchase price assigned to acquire long-term franchise contracts. As of December 31, 2014 and 2013, the unamortized balance relates primarily to the Econo Lodge, Suburban Extended Stay Hotel and Choice Hotels Australasia franchise rights. The franchise rights are being amortized over lives ranging from 5 to 25 years. Amortization expense for the years ended December 31, 2014, 2013 and 2012 amounted to $3.3 million, $3.5 million and $3.7 million, respectively. Franchise rights are net of accumulated amortization of $79.2 million and $76.4 million at December 31, 2014 and 2013, respectively.
The estimated annual amortization expense related to the Company’s franchise rights for each of the years ending December 31, 2015 through 2019 is as follows:

Year	(In millions)
2015	$2.2
2016	$0.3
2017	$0.2
2018	$—
2019	$—
Other identifiable intangible assets consist of the cost of registering and renewing existing trademarks, acquiring new trademarks and intangible assets recognized at fair market value and the acquisition of income producing real estate. The intangible assets pertaining to the acquisition of income producing real estate total $2.2 million and were recognized in conjunction with the acquisition of an office building on December 31, 2014. These amounts represent costs related to in-place leases which met the separability criterion in that they can be sold, transferred, licensed, rented, or exchanged in combination with a related contract, asset, or liability (i.e., the sale of the entire building). The costs are being amortized over the 36 year term of the in-place lease.
The costs of registering and renewing existing trademarks are being amortized primarily over ten years. Approximately $1.0 million of the Company's outstanding trademarks pertain to the Company's acquisition of the Suburban brand. These trademarks were determined to have an indefinite life and therefore, no amounts have been amortized.
Amortization expense for each of the years ended December 31, 2014, 2013 and 2012 amounted to $0.6 million, $0.5 million and $0.5 million, respectively. Identifiable intangible assets are net of accumulated amortization of $8.0 million and $7.5 million at December 31, 2014 and 2013, respectively.
The estimated annual amortization expense related to the Company’s other identifiable intangibles for each of the years ending December 31, 2015 through 2019 is as follows:

Year	(In millions)
2015	$0.6
2016	$0.5
2017	$0.5
2018	$0.4
2019	$0.4

7. Marketing and Reservation Activities
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
At December 31, 2013, the Company had incurred marketing and reservation system expenses in excess of cumulative marketing and reservation system fees earned of $5.8 million. Based on the Company’s analysis of projected net cash flows from marketing and reservation activities, the Company concluded that the cumulative advances for marketing and reservation activities recorded as an asset on the balance sheet at December 31, 2013 was fully recoverable and as a result no reserve for possible losses was recorded.
At December 31, 2014, cumulative marketing and reservation system fees billed exceeded expenses by $44.3 million with the excess reflected as an other long-term liability in the accompanying consolidated balance sheets. Depreciation and amortization expense attributable to marketing and reservation activities for the years ended December 31, 2014, 2013 and 2012 was $17.1 million, $16.0 million and $14.5 million, respectively. Interest expense attributable to reservation activities was $1.9 million, $3.7 million and $4.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

8. Other Assets
Other assets consist of the following at:

	December 31,
	2014	2013
	(in thousands)
Equity method investments	$50,605	$32,257
Deferred financing fees	7,228	8,954
Land	4,011	10,097
Other assets	3,452	856
Total	$65,296	$52,164
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

Equity Method Investments - Variable Interest Entities

Equity method investments include investments in joint ventures totaling $47.1 million and $28.9 million at December 31, 2014 and 2013, respectively, that the Company has determined to be variable interest entities ("VIEs"). These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Suites hotels in strategic markets. Based on an analysis of who has the power to direct the activities that most significantly impact these entities performance and who has an obligation to absorb losses of these entities or a right to receive benefits from these entities that could potentially be significant to the entity, the Company has determined that it is not the primary beneficiary of any of its VIEs. The Company based its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and the relevant development, operating management and financial agreements. Although the Company is not the primary beneficiary of these VIEs, it does exercise significant influence through its equity ownership and as a result the Company's investment in these entities is accounted for under the equity method. For the years ended December 31, 2014 and 2013, the Company recognized a $1.5 million loss and $8 thousand of net income from the investment in these entities, respectively. The Company's maximum exposure to losses related to its investments in VIEs is limited to its equity investments as well as certain guarantees as described in Note 26 "Commitments and Contingencies" of these financial statements.

Equity method investment ownership interests at December 31, 2014 and 2013 are as follows:

	Ownership Interest
Equity Method Investment	December 31, 2014	December 31, 2013
Main Street WP Hotel Associates, LLC	50%	50%
FBC-CHI Hotels LLC	40%	40%
CS Hotel 30W46th, LLC	25%	25%
CS Brickell, LLC	50%	—%
CHH Plano, LLC	50%	50%
CS Maple Grove LLC	50%	50%
CS Hotel West Orange, LLC	50%	50%
Hotel JV Services, LLC	16%	17%
CS at Ninth, LLC	43%	43%
CS at Phoenix, LLC	50%	50%
CS Woodlands, LLC	50%	—%
Choice Hotels Canada	50%	50%

The following tables present summarized financial information for all unconsolidated ventures in which the Company holds an investment that is accounted for under the equity method.

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Revenues	$30,608	$25,076	$17,892
Operating income (loss)	(2,533)	(752)	(5,164)
Income from continuing operations	(3,616)	(721)	(5,105)
Net income	(4,670)	(1,858)	(6,288)

	As of December 31,
	2014	2013
	(in thousands)
Current assets	$41,783	$44,722
Non-current assets	202,810	129,928
Total assets	$244,593	$174,650

Current liabilities	$17,823	$13,859
Non-current liabilities	98,535	65,431
Total liabilities	$116,358	$79,290

9.	Accrued Expenses
Accrued expenses consist of the following:

	December 31,
	2014	2013
	(in thousands)
Accrued compensation and benefits	29,975	24,461
Accrued interest	16,418	16,410
Dividends payable	11,176	10,785
Termination benefits (see Note 25)	984	582
Other liabilities and contingencies	4,977	4,387
Total	$63,530	$56,625

10.	Deferred Revenue
Deferred revenue consists of the following:

	December 31,
	2014	2013
	(in thousands)
Loyalty programs	$57,757	$53,875
Initial, relicensing and franchise fees	6,439	5,354
Procurement services fees	1,936	1,504
Other	250	455
Total	$66,382	$61,188

11.	Other Non-Current Liabilities
Other non-current liabilities consist of the following at:

	December 31,
	2014	2013
	(in thousands)
Marketing and reservation liability (see Note 7)	$44,272	$—
Deferred rent and unamortized lease incentives	14,898	16,337
Uncertain tax positions	4,108	5,627
Deferred revenue	4,320	1,633
Other liabilities	2,306	211
Total	$69,904	$23,808
Uncertain tax positions have been recorded for potential exposures involving tax positions that could be challenged by taxing authorities.

12.	Debt
Debt consists of the following at:

	December 31,
	2014	2013
	(in thousands)
$400 million senior unsecured notes with an effective interest rate of 6.0% at December 31, 2014 and 2013	$400,000	$400,000
$250 million senior unsecured notes with an effective interest rate of 6.19%, less a discount of $0.4 million at both December 31, 2014 and 2013	249,636	249,572
$350 million senior secured credit facility with an effective interest rate of 2.17% at December 31, 2014 and 2013	129,375	138,750
Fixed rate collateralized mortgage plus a fair value adjustment of $1.2 million with an effective interest rate of 4.65% at December 31, 2014	10,667	—
Economic development loans with an effective rate interest rate of 3.00% at December 31, 2014 and 2013	3,536	3,360
Capital lease obligations due 2016 with an effective interest rate of 3.18% at December 31, 2014 and 2013	1,149	1,848
Other notes payable	68	29
Total debt	794,431	793,559
Less current portion	12,349	10,088
Total long-term debt	$782,082	$783,471

Scheduled principal maturities of debt, net of unamortized discounts and premiums, as of December 31, 2014 were as follows:

Year Ending	Senior Notes	Capital Lease	Revolving Credit Facility	Other Notes Payable	Total
	(in thousands)
2015	$—	$1,017	$11,250	$380	$12,647
2016	—	594	118,125	409	119,128
2017	—	—	—	440	440
2018	—	—	—	474	474
2019	—	—	—	498	498
Thereafter	649,636	—	—	12,070	661,706
Total payments	649,636	1,611	129,375	14,271	794,893
Less: Amount representing estimated executory costs	—	(432)	—	—	(432)
Less: Amounts representing interest	—	(30)	—	—	(30)
Net principal payments	$649,636	$1,149	$129,375	$14,271	$794,431
Senior Unsecured Notes Due 2022
On June 27, 2012, the Company issued unsecured notes in the principal amount of $400 million (the "2012 Senior Notes") at par, bearing a coupon of 5.75% with an effective rate of 6.0%. The 2012 Senior Notes will mature on July 1, 2022, with interest to be paid semi-annually on January 1st and July 1st. The Company used the net proceeds of this offering, after deducting underwriting discounts and commissions and other offering expenses, together with borrowings under the Company's senior credit facility, to pay a special cash dividend totaling approximately $600.7 million paid to stockholders on August 23, 2012. The Company's 2012 Senior Notes are guaranteed jointly, severally, fully and unconditionally, subject to certain customary limitations by eight wholly-owned domestic subsidiaries.

The Company incurred debt issuance costs in connection with the 2012 Senior Notes totaling approximately $7.5 million, which are included in other current assets and other assets on the Company's consolidated balance sheets. These debt issuance costs are amortized, utilizing the effective interest method through the maturity of the 2012 Senior Notes. Amortization of these costs is included in interest expense in the consolidated statements of income.
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
At December 31, 2014, the Company maintained a total leverage ratio of 3.11x, a maximum secured leverage ratio of 0.51x and a minimum fixed charge ratio of 5.07x.
The New Credit Facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the New Credit Facility to be immediately due and payable. At December 31, 2014, the Company was in compliance with all covenants under the New Credit Facility.
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
At December 31, 2014 and 2013, the Company had $129.4 million and $138.8 million, respectively, outstanding under the Term Loan and no amounts outstanding under the New Revolver.
In connection with entering into the New Credit Facility, the Company's $300 million senior unsecured revolving credit agreement, dated as of February 24, 2011, among the Company, Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders (the “Old Credit Facility”), was terminated and replaced by the New Credit Facility. Upon refinancing, the Company had unamortized deferred financing fees totaling $1.7 million pertaining to the Old Credit Facility. Based on an analysis of the lenders participating in both the Old and New Credit Facilities, the Company recorded a loss on extinguishment of debt of approximately $0.5 million during the year ended December 31, 2012. The remaining unamortized deferred fees related to the Old Credit Facility are being amortized, on a straight-line basis through the maturity of the New Credit Facility.
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
Fixed Rate Collateralized Mortgage
On December 30, 2014, a court awarded the Company title to an office building as settlement for a portion of an outstanding loan receivable for which the building was pledged as collateral. In conjunction with the court award, the Company also assumed the $9.5 million mortgage on the property with a fixed interest rate of 7.26%. The mortgage which is collateralized by the office building requires monthly payments of principal and interest and matures in December 2020 with a a balloon payment due of $6.9 million. At the time of acquisition, the Company determined that the fixed interest rate of 7.26% exceeded market interest rates and therefore the Company increased the carrying value of the debt by $1.2 million to record the debt at fair value. The fair value adjustment will be amortized over the remaining term of the mortgage utilizing the effective interest method.
Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At December 31, 2014, the Company had been advanced approximately $3.5 million pursuant to these agreements and expects to receive the remaining $0.9 million over the next several years, subject to annual appropriations by the governmental entities. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration of the Company's ten year corporate headquarters lease in 2023 will be forgiven in full. The advances will be included in long-term debt in Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all current performance conditions as of December 31, 2014.

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
For the year ended December 31, 2012 the Company recorded $2.8 million for the expenses related to the SERP which are included in SG&A and marketing and reservation expense in the accompanying consolidated statements of income.
The following table presents the components of net periodic benefit costs for the year ended December 31, 2012. No periodic benefit costs were incurred during the years ended December 31, 2014 and 2013 due to the 2012 settlement of the SERP:

Year Ended December 31, 2012
(in thousands)
Components of net periodic benefit cost:
Interest cost	$526
Amortization of actuarial loss	128
654
Settlement loss, net	2,162
Net periodic benefit cost	$2,816
Weighted average assumption:
Discount rate	4.50%
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
In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan ("EDCP") which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust and invest these amounts in a selection of available diversified investment options. The Company recorded current and long-term deferred compensation liabilities of $10.2 million and $11.3 million at December 31, 2014 and 2013, respectively, related to these deferrals and credited investment returns. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. Compensation expense recorded in SG&A for the years ended December 31, 2014, 2013 and 2012 were $0.5 million, $0.9 million and $0.8 million, respectively.

The Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that partially offset the earnings credited to the participants. The diversified investments held in the trusts totaled $4.6 million and $4.1 million as of December 31, 2014 and 2013, respectively, and are recorded at their fair value, based on quoted market prices. At December 31, 2014, the Company expects $0.2 million of the assets held in the trust to be distributed during the year ended December 31, 2015 to participants. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment gains (losses) during the years ended December 31, 2014, 2013 and 2012 of $(49) thousand, $0.3 million, and $1.2 million, respectively. In addition, the EDCP Plan held shares of the Company's common stock with a market value of $0.2 million and $0.2 million at December 31, 2014 and 2013, respectively which were recorded as a component of shareholders' deficit.
In 1997, the Company adopted the Choice Hotels International, Inc. Non-Qualified Retirement Savings and Investment Plan ("Non-Qualified Plan"). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. As of December 31, 2014 and 2013, the Company had recorded a deferred compensation liability of $14.4 million and $13.7 million, respectively related to these deferrals. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. The net increase (decrease) in compensation expense recorded in SG&A for the years ended December 31, 2014, 2013 and 2012 were $(0.3) million, $1.7 million and $0.7 million, respectively.
The diversified investments held in the trusts were $13.1 million and $12.3 million as of December 31, 2014 and 2013, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets are included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment gains (losses) during the years ended December 31, 2014, 2013 and 2012 of $(0.4) million, $1.3 million and $0.8 million, respectively. In addition, the Non-Qualified Plan held shares of the Company’s common stock with a market value of $1.3 million and $1.4 million at December 31, 2014 and 2013, respectively.

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
The Company's policy is to recognize transfers in and transfers out of the three levels of the fair value hierarchy as of the end of each quarterly reporting period. There were no transfers between Level 1, 2 and 3 assets during the years ended December 31, 2014 and 2013.

As of December 31, 2014 and 2013, the Company had the following assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets (in thousands)
December 31, 2014
Money market funds, included in cash and cash equivalents	$50,001	$—	$50,001	$—
Mutual funds(1)	16,405	16,405	—	—
Money market funds(1)	1,348	—	1,348	—
	$67,754	$16,405	$51,349	$—
December 31, 2013
Money market funds, included in cash and cash equivalents	$50,001	$—	$50,001	$—
Mutual funds(1)	14,564	14,564	—	—
Money market funds(1)	1,786	—	1,786	—
	$66,351	$14,564	$51,787	$—
____________________________

(1)	Included in Investments, employee benefit plans at fair value on consolidated balance sheets.
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
The fair value of the Company's $250 million and $400 million senior notes are classified as Level 2 as the significant inputs are observable in an active market. At December 31, 2014 and 2013, the $250 million senior notes had an approximate fair value of $268.9 million and $261.3 million, respectively. At December 31, 2014 and 2013, the $400 million senior notes had an approximate fair value of $437.7 million and $416.0 million, respectively.
Fair values estimated are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may be possible and may not be a prudent management decision.

16.	401(k) Retirement Plan
The Company sponsors a 401(k) retirement plan for all eligible employees. For the years ended December 31, 2014, 2013 and 2012, the Company recorded compensation expense of $3.5 million, $3.7 million and $3.7 million, respectively, representing matching contributions for plan participants. In accordance with the safe harbor matching provisions of the plan, the Company matches plan participant contributions in cash as bi-weekly deductions are made.

17.	Income Taxes
Total income from continuing operations before income taxes, classified by source of income, was as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
U.S.	$138,616	$122,517	$131,722
Outside the U.S.	35,142	36,155	37,784
Income from continuing operations before income taxes	$173,758	$158,672	$169,506

The provision for income taxes, classified by the timing and location of payment, was as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Current tax expense
Federal	$67,985	$46,925	$40,821
State	6,278	4,891	4,705
Foreign	1,689	1,914	2,345
Deferred tax (benefit) expense
Federal	(21,398)	(7,011)	(249)
State	(2,116)	(635)	101
Foreign	(153)	(762)	505
Income taxes	$52,285	$45,322	$48,228

Net deferred tax assets consisted of:

	December 31,
	2014	2013
	(in thousands)
Property, equipment and intangible assets	$(8,687)	$(10,153)
Accrued compensation	15,124	15,696
Accrued expenses	35,023	12,718
Foreign operations	790	603
Valuation allowance on foreign deferred tax assets	(153)	(227)
Foreign net operating losses	1,800	1,441
Valuation allowance on foreign net operating losses	(1,800)	(1,441)
Deferred tax asset on unrecognized tax positions	1,283	1,736
Other	1,026	1,162
Net deferred tax assets	$44,406	$21,535

As of December 31, 2014, the Company had foreign net operating loss carryforwards of approximately $5.5 million before applying tax rates for the respective jurisdictions.  These foreign net operating loss carryforwards have an indefinite life, subject to a full valuation allowance.  In addition, the Company has recorded a valuation allowance on approximately $0.5 million of foreign deferred tax assets before applying the tax rate of the respective jurisdiction.

Balance sheet presentation:

	December 31,
	2014	2013
	(in thousands)
Current net deferred tax assets	$23,860	$26,684
Non-current net deferred tax assets (liabilities)	20,546	(5,149)
Net deferred tax assets	$44,406	$21,535

The statutory United States federal income tax rate reconciles to the effective income tax rates for continuing operations as follows:

	Year Ended December 31,
	2014	2013	2012
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.6%	1.6%	1.5%
Benefits and taxes related to foreign operations	(6.2)%	(7.2)%	(8.5)%
Unrecognized tax positions	(0.4)%	(0.2)%	0.1%
Adjustment to current and deferred taxes, prior years	—%	—%	(0.5)%
Other	0.1%	(0.6)%	0.9%
Effective income tax rates	30.1%	28.6%	28.5%

The Company's effective income tax rates from continuing operations were 30.1% and 28.6% for the years ended December 31, 2014 and 2013, respectively. The effective tax rate for discontinued operations was 37.1% for the years ended December 31, 2014 and 2013.
The effective income tax rates for the years ended December 31, 2014 and 2013 were lower than the United States federal statutory rate of 35% primarily due to the recurring impact of foreign operations, partially offset by state income taxes. Additionally, the effective income tax rates for the years ended December 31, 2014 and 2013 were reduced by the settlement of unrecognized tax positions. The effective income tax rate for the year ended December 31, 2013 also included the impact of legislation retroactively extending the U.S. controlled foreign corporation look-through rules.
As of December 31, 2014 and 2013, the Company’s gross unrecognized tax benefits totaled $3.4 million and $4.0 million, respectively. After considering the deferred income tax accounting impact, it is expected that $2.8 million of the total as of December 31, 2014 would favorably affect the effective tax rate if resolved in the Company’s favor. The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

	2014	2013	2012
	(in thousands)
Balance, January 1	$4,047	$4,415	$4,570
Changes for tax positions of prior years	5	503	410
Increases for tax positions related to the current year	1,201	1,164	—
Settlements and lapsing of statutes of limitations	(1,858)	(2,035)	(565)
Balance, December 31	$3,395	$4,047	$4,415
It is reasonably possible that the Company’s unrecognized tax benefits could decrease within the next 12 months by as much as $3.4 million due to settlements and the expiration of applicable statutes of limitations.

The Internal Revenue Service has concluded their examination of the Company’s United States federal income tax returns for all tax years prior to 2012. There were no significant adjustments.

The practice of the Company is to recognize interest and penalties related to income tax matters in the provision for income taxes. The Company did not incur any material interest or penalties for 2014 and 2013. The Company had $0.7 million and $1.6 million of accrued interest and penalties at December 31, 2014 and 2013, respectively.

The Company has not provided deferred United States income taxes on approximately $205.2 million of accumulated and undistributed earnings of its foreign subsidiaries.  The Company's intent is for such earnings to be permanently reinvested in operations outside the United States.  Determination of the deferred United States income tax liability on these earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

18.	Share-Based Compensation and Capital Stock
Dividends
The Company currently maintains the payment of a quarterly dividend on its common shares outstanding, however, the declaration of future dividends are subject to the discretion of our board of directors. During the years ended December 31, 2013 and 2012, the Company's board of directors declared quarterly cash dividends at a quarterly rate of $0.185 per share for an annual rate of $0.74 per share or $43.2 million and $42.7 million, respectively. The Company maintained its quarterly dividend rate of $0.185 per share for the first three quarters of 2014. In the fourth quarter of 2014, the Company's board of directors announced an increase in the quarterly dividend rate to $0.195 per share. As a result, annual dividends declared during the year ended December 31, 2014 were $0.75 per share or $43.8 million.
In addition, during the years ended December 31, 2014 and 2013, the Company paid previously declared but unrecorded dividends totaling $0.4 million and $0.5 million, respectively, that were contingent upon the vesting of performance vested restricted units. No dividends on performance vested restricted units were paid during the year ended December 31, 2012.
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
The Company has stock compensation plans pursuant to which it is authorized to grant stock-based awards of up to 7.6 million shares of the Company’s common stock, of which 2.7 million shares remain available for grant as of December 31, 2014. The Company’s policy allows the issuance of new or treasury shares to satisfy stock-based awards. Restricted stock, stock options, stock appreciation rights and performance share awards may be granted to officers, key employees and non-employee directors with contractual terms set by the Compensation and Management Development Committee of the Board of Directors.

Stock Options
The Company granted approximately 0.7 million, 0.2 million and 0.2 million options to certain employees of the Company at a fair value of approximately $5.7 million, $1.7 million and $1.6 million during the years ended December 31, 2014, 2013 and 2012, respectively. The stock options granted by the Company had an exercise price equal to the market price of the Company’s common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2014	2013	2012
Risk-free interest rate	1.56%	0.73%	0.78%
Expected volatility	25.01%	38.14%	40.15%
Expected life of stock option	4.5 years	4.5 years	4.4 years
Dividend yield	1.62%	2.01%	2.08%
Requisite service period	4 years	4 years	4 years
Contractual life	7 years	7 years	7 years
Weighted average fair value of options granted (per option)	$8.82	$9.89	$9.98
The expected term of the options and volatility are based on the historical data which is believed to be indicative of future exercise patterns and volatility. Historical volatility is calculated based on a period that corresponds to the expected term of the stock option. The dividend yield and the risk-free rate of return are calculated on the grant date based on the then current dividend rate and the risk-free rate for the period corresponding to the expected life of the stock option. Compensation expense related to the fair value of these awards is recognized straight-line over the requisite service period based on those awards that ultimately vest.
The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2014 was $43.7 million and $30.8 million respectively. The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $10.1 million, $5.2 million and $2.8 million, respectively.
The Company received $10.1 million, $8.9 million, and $7.1 million in proceeds from the exercise of 0.4 million, 0.3 million and 0.3 million employee stock options during the years ended December 31, 2014, 2013 and 2012, respectively.

The following table summarizes information about stock options outstanding at December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2014	Weighted Average Exercise Price
$ 0.00 to $24.37	337,565	1.1 years	$20.57	337,565	$20.57
$24.38 to $29.25	591,074	2.4 years	$25.84	494,330	$25.61
$29.26 to $34.12	163,058	3.1 years	$31.31	122,288	$31.31
$34.13 to $39.00	163,975	5.1 years	$36.76	40,990	$36.76
$43.88 to $48.75	647,505	6.2 years	45.59	—	—
	1,903,177	3.8 years	$33.03	995,173	$25.06

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

Restricted Stock
The following table is a summary of activity related to restricted stock grants for the year ended December 31:

	2014	2013	2012
Restricted shares granted	154,833	225,240	266,159
Weighted average grant date fair value per share	$46.81	$37.74	$35.76
Aggregate grant date fair value ($000)	$7,248	$8,500	$9,517
Restricted shares forfeited	23,804	40,552	26,824
Vesting service period of shares granted	12 - 48 months	12 - 48 months	12-68 months
Grant date fair value of shares vested ($000)	$10,280	$8,569	$6,696
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
Performance Vested Restricted Stock Units
The Company has granted performance vested restricted stock units (“PVRSU”) to certain employees. The fair value is measured by the market price of the Company’s common stock on the date of grant. The vesting of these stock awards is contingent upon the Company achieving performance targets at the end of specified performance periods and the employees’ continued employment. The performance conditions affect the number of shares that will ultimately vest. The range of possible stock-based awards vesting is generally between 0% and 200% of the initial target. If minimum performance targets are not attained then no awards will vest under the terms of the various PVRSU agreements. Compensation expense related to these awards is recognized over the requisite period based on the Company's estimate of the achievement of the various performance targets. The Company has currently estimated that between 0% and 180% of the various award targets will be achieved. Compensation expense is recognized ratably over the requisite service period only on those PVRSUs that ultimately vest.
The following table is a summary of activity related to PVRSU grants for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Performance vested restricted stock units granted at target	24,678	80,184	117,523
Weighted average grant date fair value per share	$45.59	$39.48	$35.27
Aggregate grant date fair value ($000)	$1,125	$3,165	$4,145
Stock units forfeited	22,099	3,334	57,176
Requisite service period	36 months	22-38 months	24-60 months
During the year ended December 31, 2014, a total of 28,886 PVRSU grants vested at a fair value of $1.4 million. These PVRSU grants were initially granted at a target of 18,635 units. However, since the Company achieved 155% of the targeted performance conditions contained in the stock awards granted in prior periods, an additional 10,251 shares were earned and issued. During the year ended December 31, 2013, a total of 39,816 PVRSU grants vested at a fair value of $1.5 million. These PVRSU grants were initially granted at a target of 30,624 units. However, since the Company achieved 130% of the targeted performance conditions contained in the stock awards granted in prior periods, an additional 9,192 shares were earned and issued. During the year ended December 31, 2012, no PVRSU grants vested.

During the year ended December 31, 2014 and 2013, PVRSU grants totaling 22,099 units and 3,334 units, respectively, were forfeited due to termination of employment. During the year ended December 31, 2012, PVRSU grants totaling 57,176 units were terminated in accordance with an amended and restated employment agreement of an executive officer.
A summary of stock-based award activity as of December 31, 2014, 2013 and 2012 and the changes during the years are presented below:

	2014
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual LIfe	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	1,661,952	$26.44		563,345	$36.64	216,342	$37.34
Granted	651,757	$45.59		154,833	$46.81	24,678	$45.59
Performance-Based Leveraging*	—	—		—	$—	10,251	$41.25
Exercised/Vested	(390,290)	$25.87		(214,818)	$35.91	(28,886)	$41.25
Expired	—	$—		—	$—	—	$—
Forfeited	(20,242)	$34.33		(23,804)	$38.97	(22,099)	$34.77
Outstanding at December 31, 2014	1,903,177	$33.03	3.8 years	479,556	$40.14	200,286	$38.28
Options exercisable at December 31, 2014	995,173	$25.06	2.0 years

* PVRSU units outstanding have been increased by 10,251 units during the year ended December 31, 2014, due to the Company exceeding the targeted performance conditions contained in PVRSU's granted in prior periods.

	2013
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	1,934,034	$25.80		606,547	$35.17	170,116	$35.56
Granted	173,413	$36.76		225,240	$37.74	80,184	$39.48
Performance-Based Leveraging*	—	—		—	—	9,192	$32.60
Exercised/Vested	(347,180)	$25.54		(227,890)	$33.94	(39,816)	$32.60
Expired	(75,473)	$36.99		—	—	—	—
Forfeited	(22,842)	$28.94		(40,552)	$35.85	(3,334)	$41.25
Outstanding at December 31, 2013	1,661,952	$26.44	3.0 years	563,345	$36.64	216,342	$37.34
Options exercisable at December 31, 2013	1,181,374	$24.61	2.2 years

* PVRSU units outstanding have been increased by 9,192 units during the year ended December 31, 2013, due to the Company exceeding the targeted performance conditions contained in PVRSU's granted in prior periods.

	2012
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price(1)	Weighted Average Remaining Contractual Life	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012	1,573,726	$33.30		565,627	$34.43	109,769	$35.57
Granted	160,408	$35.60		266,159	$35.76	117,523	$35.27
Special Dividend Adjustment	497,497	$25.31		—	—	—	—
Exercised/Vested	(266,754)	$26.57		(198,415)	$33.75	—	—
Forfeited	(30,843)	$36.67		(26,824)	$36.06	(57,176)	$34.98
Outstanding at December 31, 2012	1,934,034	$25.80	4.0 years	606,547	$35.17	170,116	$35.56
Options exercisable at December 31, 2012	1,302,624	$25.62	3.1 years
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
The components of the Company’s pretax stock-based compensation expense and associated income tax benefits are as follows for the years ended December 31:

(in millions)	2014	2013	2012
Stock options	$2.4	$1.8	$2.1
Restricted stock	7.2	7.5	7.5
Performance vested restricted stock units	(0.2)	2.2	1.7
Total	$9.4	$11.5	$11.3
Income tax benefits	$3.5	$4.2	$4.1

During all years presented, the Company revised its estimate of the projected achievement of various performance conditions that affect the number of PVRSUs that will ultimately vest. As a result, previously recognized stock-based compensation costs related to these PVRSUs has been decreased by $1.3 million for the year ended December 31, 2014 and decreased by $0.3 million and increased by $0.5 million during the years ended December 31, 2013 and 2012, respectively.
The total unrecognized compensation costs related to stock-based awards that have not yet vested and the related weighted average amortization period over which the costs are to be recognized as of December 31, 2014 are as follows:

	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Amortization Period
	(in millions)
Stock options	$5.7	2.8 years
Restricted stock	11.9	2.4 years
Performance vested restricted stock units	1.8	2.0 years
Total	$19.4
Share Repurchases and Redemptions
The Company announced a stock repurchase program on June 25, 1998 to return excess capital to its shareholders. Treasury stock activity is recorded at cost in the accompanying consolidated financial statements. During the year ended December 31, 2014, the Company repurchased 1.4 million of its common stock under the repurchase program at a total cost of $72.6 million. These shares were purchased from family members of the Company's largest shareholder. There were no share repurchases during the year ended December 31, 2013. During the year ended December 31, 2012, the Company purchased 0.5 million shares of its common stock under the repurchase program at a total cost of $19.9 million. Through December 31, 2014, the Company repurchased 46.7 million shares of its common stock (including 33.0 million prior to the two-for-one stock split effected in October 2005) under the share repurchase program at a total cost of $1.2 billion.
During 2014, the Company redeemed 110,579 shares of common stock at a total cost of $5.3 million from employees to satisfy the option price and minimum tax-withholding requirements related to the exercising of options and vesting of performance vested restricted stock units and restricted stock grants. During 2013 and 2012, the Company redeemed 103,880 and 75,105 shares of common stock at a total cost of $4.0 million and $2.7 million, respectively. These redemptions were outside the share repurchase program initiated in June 1998.
Other
Effective January 1, 2014, the Company reduced its reported number of common shares outstanding by 0.3 million shares to address a reconciling item with the Company's share transfer agent.

19.	Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss is as follows:

	December 31,
	2014	2013	2012
	(in thousands)
Foreign currency translation adjustments	$(2,087)	$(472)	$2,391
Deferred loss on cash flow hedge	(4,884)	(5,745)	(6,607)
Total accumulated other comprehensive loss	$(6,971)	$(6,217)	$(4,216)

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

The following represents the changes in accumulated other comprehensive loss, net of tax by component for the years ended December 31, 2014 and 2013:

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Loss on Cash Flow Hedge	Foreign Currency Items	Total	Loss on Cash Flow Hedge	Foreign Currency Items	Total
	(in thousands)			(in thousands)
Beginning Balance	$(5,745)	$(472)	$(6,217)	$(6,607)	$2,391	$(4,216)
Other comprehensive income (loss) before reclassification	—	(1,615)	(1,615)	—	(2,863)	(2,863)
Amounts reclassified from accumulated other comprehensive income (loss)	861	—	861	862	—	862
Net current period other comprehensive income (loss)	861	(1,615)	(754)	862	(2,863)	(2,001)
Ending Balance	$(4,884)	$(2,087)	$(6,971)	$(5,745)	$(472)	$(6,217)

The amounts reclassified from other accumulated other comprehensive income (loss) during the years ended December 31, 2014 and 2013 were reclassified to the following line items in the Company's Consolidated Statements of Income.

Component	Amount Reclassified from Accumulated Other Comprehensive Income(Loss)		Affected Line Item in the Consolidated Statement of Income
	Year Ended December 31, 2014	Year Ended December 31, 2013
	(in thousands)
Loss on cash flow hedge
Interest rate contract	$861	$862	Interest expense
	—	—	Tax (expense) benefit
	$861	$862	Net of tax

20. Earnings Per Share
The computation of basic and diluted earnings per common share is as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share amounts)
Computation of Basic Earnings Per Share:
Numerator:
Net income from continuing operations	$121,473	$113,350	$121,278
Net income from discontinued operations	1,687	359	335
Net income	123,160	113,709	121,613
Income allocated to participating securities	(1,075)	(1,127)	(1,281)
Net income available to common shareholders	$122,085	$112,582	$120,332
Denominator
Weighted average common shares outstanding -- basic	57,730	57,925	57,467
Basic earnings per share -- Continuing operations	$2.08	$1.94	$2.09
Basic earnings per share -- Discontinued operations	0.03	—	—
	$2.11	$1.94	$2.09

Computation of Diluted Earnings Per Share:
Numerator:
Net income from continuing operations	$121,473	$113,350	$121,278
Net income from discontinued operations	1,687	359	335
Net income	123,160	113,709	121,613
Income allocated to participating securities	(1,069)	(1,122)	(1,299)
Net income available to common shareholders	$122,091	$112,587	$120,314
Denominator:
Weighted average common shares outstanding -- basic	57,730	57,925	57,467
Diluted effect of stock options and PVRSUs	526	410	186
Weighted average commons shares outstanding -- diluted	58,256	58,335	57,653

Diluted earnings per share -- Continuing operations	$2.07	$1.92	$2.08
Diluted earnings per share -- Discontinued operations	0.03	0.01	0.01
	$2.10	$1.93	$2.09
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
At December 31, 2014, 2013, and 2012, the Company had 1.9 million, 1.7 million and 1.9 million outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the period, unless the stock options would be anti-dilutive. For the years ended December 31, 2014 and 2013, no anti-dilutive stock options were excluded from the diluted earnings per share calculation. For the year ended December 31, 2012 , the Company excluded 0.3 million of anti-dilutive stock options from the diluted earnings per share calculation.
PVRSUs are also included in the diluted earnings per share calculation if the performance conditions have been met at the reporting date. However, at December 31, 2014, 2013, and 2012, PVRSUs totaling 161,810, 197,707 and 139,492 respectively, were excluded from the computation since the performance conditions had not been met at the reporting date.

21.	Operating Leases

The Company enters into operating leases primarily for office space, office equipment and transportation vehicles. Minimum rents as defined in the Company’s lease agreements including rent escalations, rent holidays and rental concessions are recognized on the straight-line basis over the non-cancellable lease term. Payments made to or on behalf of the Company for leasehold improvement incentives are considered reductions in rental expense and are amortized on a straight-line basis over the non-cancellable lease term. Rental expense under non-cancellable operating leases was approximately $10.4 million, $12.6 million and $9.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company received sublease rental income related to real estate leased to third-parties totaling $0.4 million, $0.3 million and $0.3 million during the years ended December 31, 2014, 2013 and 2012.
Future minimum lease payments are as follows:

	2015	2016	2017	2018	2019	Thereafter	Total
	(in thousands)
Minimum lease payments	$11,604	$11,532	$10,856	$9,897	$9,286	$26,403	$79,578
Minimum sublease rentals	(75)	—	—	—	—	—	(75)
	$11,529	$11,532	$10,856	$9,897	$9,286	$26,403	$79,503

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

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Year Ended December 31, 2014
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$262,540	$121,295	$44,357	$(140,654)	$287,538
Initial franchise and relicensing fees	18,753	—	728	—	19,481
Procurement services	22,959	23	837	—	23,819
Marketing and reservation	367,726	369,359	18,783	(343,249)	412,619
Other items, net	13,758	16	739	—	14,513
Total revenues	685,736	490,693	65,444	(483,903)	757,970
OPERATING EXPENSES:
Selling, general and administrative	137,759	110,545	13,768	(140,654)	121,418
Marketing and reservation	383,584	354,342	17,942	(343,249)	412,619
Depreciation and amortization	3,038	5,679	648	—	9,365
Total operating expenses	524,381	470,566	32,358	(483,903)	543,402
Operating income	161,355	20,127	33,086	—	214,568
OTHER INCOME AND EXPENSES, NET:
Interest expense	41,454	3	29	—	41,486
Equity in earnings of consolidated subsidiaries	(45,426)	881	—	44,545	—
Other items, net	(1,465)	567	222	—	(676)
Other income and expenses, net	(5,437)	1,451	251	44,545	40,810
Income from continuing operations before income taxes	166,792	18,676	32,835	(44,545)	173,758
Income taxes	43,632	7,922	731	—	52,285
Income from from continuing operations, net of income taxes	123,160	10,754	32,104	(44,545)	121,473
Income from discontinued operations, net of income taxes	—	1,687	—	—	1,687
Net income	$123,160	$12,441	$32,104	$(44,545)	$123,160

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Year Ended December 31, 2013
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$243,272	$112,215	$43,967	$(131,642)	$267,812
Initial franchise and relicensing fees	17,432	—	1,254	—	18,686
Procurement services	19,864	—	804	—	20,668
Marketing and reservation	362,459	350,134	19,327	(324,287)	407,633
Other items, net	8,834	—	1,017	—	9,851
Total revenues	651,861	462,349	66,369	(455,929)	724,650
OPERATING EXPENSES:
Selling, general and administrative	128,966	100,900	13,489	(131,642)	111,713
Marketing and reservation	377,884	336,498	17,538	(324,287)	407,633
Depreciation and amortization	3,100	5,087	869	—	9,056
Total operating expenses	509,950	442,485	31,896	(455,929)	528,402
Operating income	141,911	19,864	34,473	—	196,248
OTHER INCOME AND EXPENSES, NET:
Interest expense	42,418	113	6	—	42,537
Equity in earnings of consolidated subsidiaries	(47,362)	—	—	47,362	—
Other items, net	(2,406)	(1,532)	(1,023)	—	(4,961)
Other income and expenses, net	(7,350)	(1,419)	(1,017)	47,362	37,576
Income from continuing operations before income taxes	149,261	21,283	35,490	(47,362)	158,672
Income taxes	35,552	8,897	873	—	45,322
Income from continuing operations, net of income taxes	113,709	12,386	34,617	(47,362)	113,350
Income from discontinued operations, net of income taxes	—	359	—	—	359
Net income	$113,709	$12,745	$34,617	$(47,362)	$113,709

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Year Ended December 31, 2012
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$236,269	$97,881	$54,420	$(126,890)	$261,680
Initial franchise and relicensing fees	13,727	—	476	—	14,203
Procurement services	17,152	—	810	—	17,962
Marketing and reservation	343,566	335,869	19,900	(309,657)	389,678
Other items, net	8,363	—	842	—	9,205
Total revenues	619,077	433,750	76,448	(436,547)	692,728
OPERATING EXPENSES:
Selling, general and administrative	130,709	89,122	8,938	(126,890)	101,879
Marketing and reservation	350,573	326,865	18,036	(305,796)	389,678
Depreciation and amortization	2,832	3,852	1,007	—	7,691
Total operating expenses	484,114	419,839	27,981	(432,686)	499,248
Operating income	134,963	13,911	48,467	(3,861)	193,480
OTHER INCOME AND EXPENSES, NET:
Interest expense	31,041	—	9	(3,861)	27,189
Equity in earnings of consolidated subsidiaries	(56,246)	—	—	56,246	—
Other items, net	(551)	(1,995)	(669)	—	(3,215)
Other income and expenses, net	(25,756)	(1,995)	(660)	52,385	23,974
Income from continuing operations before income taxes	160,719	15,906	49,127	(56,246)	169,506
Income taxes	39,106	6,769	2,353	—	48,228
Income from continuing operations, net of income taxes	121,613	9,137	46,774	(56,246)	121,278
Income from discontinued operations, net of income taxes	—	335	—	—	335
Net income	$121,613	$9,472	$46,774	$(56,246)	$121,613

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Year Ended December 31, 2014
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net income	$123,160	$12,441	$32,104	$(44,545)	$123,160
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	861	—	—	—	861
Foreign currency translation adjustment	(1,615)	—	(1,615)	1,615	(1,615)
Other comprehensive income (loss), net of tax	(754)	—	(1,615)	1,615	(754)
Comprehensive income	$122,406	$12,441	$30,489	$(42,930)	$122,406

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

Choice Hotels International, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2014
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$25,290	$25	$189,564	$—	$214,879
Receivables, net	82,195	1,194	8,292	—	91,681
Other current assets	25,152	33,585	1,875	(15,758)	44,854
Total current assets	132,637	34,804	199,731	(15,758)	351,414
Property and equipment, at cost, net	25,300	37,675	14,334	—	77,309
Goodwill	60,620	5,193	—	—	65,813
Franchise rights and other identifiable intangibles, net	4,380	1,479	3,053	—	8,912
Notes receivable, net of allowances	11,847	27,895	699	—	40,441
Investments, employee benefit plans, at fair value	—	17,539	—	—	17,539
Investments in affiliates	424,600	31,139	—	(455,739)	—
Advances to affiliates	15,670	222,500	7,793	(245,963)	—
Deferred income taxes	9,418	10,429	699	—	20,546
Other assets	7,228	23,891	34,177	—	65,296
Total assets	$691,700	$412,544	$260,486	$(717,460)	$647,270
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$15,588	$37,970	$3,566	$—	$57,124
Accrued expenses	28,719	32,649	2,162	—	63,530
Deferred revenue	8,467	57,339	576	—	66,382
Current portion of long-term debt	11,250	718	381	—	12,349
Deferred compensation & retirement plan obligations	—	628	—	—	628
Other current liabilities	—	15,843	—	(15,758)	85
Total current liabilities	64,024	145,147	6,685	(15,758)	200,098
Long-term debt	767,760	3,966	10,356	—	782,082
Deferred compensation & retirement plan obligations	—	23,978	9	—	23,987
Advances from affiliates	237,973	341	7,649	(245,963)	—
Other liabilities	50,744	16,116	3,044	—	69,904
Total liabilities	1,120,501	189,548	27,743	(261,721)	1,076,071
Total shareholders’ (deficit) equity	(428,801)	222,996	232,743	(455,739)	(428,801)
Total liabilities and shareholders’ deficit	$691,700	$412,544	$260,486	$(717,460)	$647,270

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

Choice Hotels International, Inc.
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2014
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$140,738	$9,106	$34,704	$(657)	$183,891
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(11,234)	(9,188)	(524)	—	(20,946)
Proceeds from sale of assets	27	15,585	—	—	15,612
Equity method investments	—	(11,390)	(6,399)	—	(17,789)
Issuance of mezzanine and other notes receivable	(3,340)	—	—	—	(3,340)
Collections of mezzanine and other notes receivable	11,289	—	—	—	11,289
Purchases of investments, employee benefit plans	—	(2,794)	—	—	(2,794)
Proceeds from sales of investments, employee benefit plans	—	964	—	—	964
Advances to and investments in affiliates	(1,000)	(5,578)	—	6,578	—
Other items, net	(496)	(146)	—	—	(642)
Net cash used in investing activities	(4,754)	(12,547)	(6,923)	6,578	(17,646)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(9,375)	(701)	(32)	—	(10,108)
Proceeds from the issuance of long-term debt	—	176	74	—	250
Purchase of treasury stock	(77,972)	—	—	—	(77,972)
Excess tax benefits from stock-based compensation	299	3,422	—	—	3,721
Proceeds from exercise of stock options	10,098	—	—	—	10,098
Proceeds from contributions from affiliates	—	—	6,578	(6,578)	—
Dividends paid	(43,529)	—	(657)	657	(43,529)
Net cash provided from (used in) financing activities	(120,479)	2,897	5,963	(5,921)	(117,540)
Net change in cash and cash equivalents	15,505	(544)	33,744	—	48,705
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(1,621)	—	(1,621)
Cash and cash equivalents at beginning of period	9,785	569	157,441	—	167,795
Cash and cash equivalents at end of period	$25,290	$25	$189,564	$—	$214,879

Choice Hotels International, Inc.
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2013
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$91,745	$27,209	$36,529	$(1,570)	$153,913
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(5,167)	(27,984)	(246)	—	(33,397)
Equity method investments	—	(2,401)	(3,284)	—	(5,685)
Issuance of mezzanine and other notes receivable	(1,095)	—	—	—	(1,095)
Collections of mezzanine and other notes receivable	9,748	—	—	—	9,748
Purchases of investments, employee benefit plans	—	(2,676)	—	—	(2,676)
Proceeds from sales of investments, employee benefit plans	—	4,168	—	—	4,168
Advances to and investments in affiliates	(1,000)	(2,284)	—	3,284	—
Other items, net	(485)	—	—	—	(485)
Net cash used in investing activities	2,001	(31,177)	(3,530)	3,284	(29,422)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments pursuant to revolving credit facilities	(57,000)	—	—	—	(57,000)
Principal payments on long-term debt	(7,500)	(671)	(33)	—	(8,204)
Proceeds from the issuance of long-term debt	—	3,360	—	—	3,360
Purchase of treasury stock	(3,965)	—	—	—	(3,965)
Excess tax benefits from stock-based compensation	19	1,441	—	—	1,460
Proceeds from exercise of stock options	8,864	—	—	—	8,864
Proceeds from contributions from affiliates	—	—	3,284	(3,284)	—
Dividends paid	(32,799)	—	(1,570)	1,570	(32,799)
Net cash provided from (used in) financing activities	(92,381)	4,130	1,681	(1,714)	(88,284)
Net change in cash and cash equivalents	1,365	162	34,680	—	36,207
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(2,589)	—	(2,589)
Cash and cash equivalents at beginning of period	8,420	407	125,350	—	134,177
Cash and cash equivalents at end of period	$9,785	$569	$157,441	$—	167,795

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

The following tables present the financial information for the Company's segments:

	Year Ended December 31, 2014
	Franchising	SkyTouch Technology	Corporate & Other	Elimination Adjustments	Consolidated
	(in thousands)
Revenues	$757,370	$600	$—	$—	$757,970
Operating income (loss)	273,177	(17,065)	(41,544)	—	214,568
Depreciation and amortization	23,251	1,007	2,233	(17,126)	9,365
Income (loss) from continuing operations, before income taxes	272,520	(17,065)	(81,697)	—	173,758
Capital expenditures	19,958	1,816	14,800	—	36,574
Total assets	318,306	4,197	324,767	—	647,270

	Year Ended December 31, 2013
	Franchising	SkyTouch Technology	Corporate & Other	Elimination Adjustments	Consolidated
	(in thousands)
Revenues	$724,617	$33	$—	$—	$724,650
Operating income (loss)	248,253	(9,994)	(42,011)	—	196,248
Depreciation and amortization	22,295	398	2,378	(16,015)	9,056
Income (loss) from continuing operations, before income taxes	248,887	(9,994)	(80,221)	—	158,672
Capital expenditures	12,079	2,295	19,023	—	33,397
Total assets	300,292	2,303	253,827	—	556,422

	Year Ended December 31, 2012
	Franchising	SkyTouch Technology	Corporate & Other	Elimination Adjustment	Consolidated
	(in thousands)
Revenues	$692,728	$—	$—	$—	$692,728
Operating income (loss)	236,013	(3,370)	(39,163)	—	193,480
Depreciation and amortization	20,111	10	2,102	(14,532)	7,691
Income (loss) from continuing operations, before income taxes	236,225	(3,370)	(63,349)	—	169,506
Capital expenditures	13,998	107	1,338	—	15,443
Total assets	322,434	101	209,367	—	531,902

The Company conducts its international franchise operations through a combination of direct franchising and master franchising relationships. Master franchising relationships allow the use of the Company’s brands by third parties in foreign countries. Direct franchising operations are primarily conducted through wholly-owned subsidiaries. The results of the Company's international operations are included in the franchising segment. Revenues generated by foreign operations, including royalty, marketing and reservations system fees and other revenues for the years ended December 31, 2014, 2013 and 2012 were $57.6 million, $57.3 million and $55.6 million, respectively. Long-lived assets related to international operations were $4.5 million, $8.6 million and $8.2 million as of December 31, 2014, 2013 and 2012, respectively. All other long-lived assets of the Company are associated with domestic activities. The Company's investment in equity method investees at December 31, 2014, 2013 and 2012 was $50.6 million, $32.3 million, and $27.5 million, respectively. These investments are included as a component of total assets for the Company’s franchising segment.

24.	Related Party Transactions
Transactions with Company's Largest Shareholder
Effective October 15, 1997, Choice Hotels International, Inc. which included both a franchising business and owned hotel business, separated the businesses via a spin-off into two companies: Sunburst Hospitality Corporation (referred to hereafter as “Sunburst”) and the Company. Subsequent to the spin-off, the Company’s largest shareholder retained significant ownership percentages in both Sunburst and the Company. As part of the spin-off, Sunburst and the Company entered into a strategic alliance agreement. Among other things, the strategic alliance agreement, as amended, provided for the determination of liquidated damages related to the termination of Choice branded Sunburst properties. The liquidated damage provisions extend through the life of the existing Sunburst franchise agreements. As of December 31, 2014, Sunburst operates 10 hotels under franchise with the Company.
Total franchise fees, including royalty, marketing and reservation system fees, paid by Sunburst to the Company, included in the accompanying consolidated financial statements were $2.4 million, $2.6 million and $2.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014 and 2013, accounts receivable included $0.2 million and $0.2 million, respectively, due from Sunburst.
Through June 3, 2013, the Company maintained a Master Aircraft Lease Agreement with LP_C, LLC ("LPC"), which is owned by family members of the Company’s largest shareholder. The agreement permitted the Company to lease an aircraft owned by LPC. During the years ended December 31, 2013 and 2012, the Company incurred $0.3 million and $0.3 million, respectively, pursuant to the lease agreement.
On June 3, 2013, an unrelated financial institution purchased the aircraft from LPC pursuant to a purchase agreement between LPC and the Company which the Company assigned to the financial institution. Simultaneously, the financial institution entered into an agreement with the Company to lease the aircraft. In connection with the lease of the aircraft by the Company, the Company and family members of the Company's largest shareholder entered into an agreement that allows those family members to sub-lease the aircraft from the Company from time to time for their personal use. The agreements provide for lease payments that contribute towards the fixed costs associated with the aircraft as well as reimbursement of the Company’s variable costs associated with operation of the aircraft, in compliance with, and to the extent authorized by, applicable regulatory requirements. The terms of the sub-lease agreements are consistent with the terms of sub-lease agreements that the Company has entered into with unrelated third parties for use of the aircraft.  During the year ended December 31, 2014, the Company received $0.1 million pursuant to this arrangement. During 2013, no amounts were paid to the Company pursuant to this agreement.
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
The Company maintained a lease agreement on behalf of a family member of the Company’s largest shareholder for 1,950 square feet of office space located in Chevy Chase, Maryland. The lease had a 5 year term ending in 2013 with annual lease payments totaling approximately $72,000. In August 2012, the Company amended the terms of this lease to increase the square footage to 2,154 and extend the lease term until 2016. Annual rent payments under the amended lease terms total approximately $84,000. The Company provided the use of the entire leased space free of charge and reimbursed the family member for the taxes incurred related to the personal use of the office space. These payments ranged between $30,000 and $50,000 per year over the last three years. The lease was terminated as of September 30, 2014, and a $102,840 termination payment was made to the landlord in connection with the early termination.
In December 2008, the Company's board of directors approved an arrangement with an entity controlled by the family members of the Company's largest shareholder to permit this entity to utilize services of a particular Company employee. Under the terms of the agreement, the related party is permitted to utilize up to 50% of the designated employee's overall working time and in return is required to reimburse the Company for 50% of the Company's overall costs associated with the individual's employment. This arrangement was terminated in January 2013. During the years ended December 31, 2013 and 2012, the Company received payments pursuant to this arrangement totaling $37 thousand and $0.2 million, respectively.
In December 2013, the Company's board of directors approved an arrangement with an entity controlled by the family members of the Company's largest shareholder to sublease approximately 2,200 square feet of office space located in Chevy Chase, Maryland. The lease has a month to month term, with a 90 day notice period, and annual lease payments totaling approximately $90,000. During the years ended December 31, 2014 and 2013, the Company recorded approximately $90,000 and $15,000, respectively, in rent expense associated with this lease.
Transactions with Unconsolidated Joint Ventures
In December 2012, the Company entered into a $19.5 million promissory note with Concord 46th NYC, LLC ("Concord"). The Company and Concord are both members in a limited liability company whose sole business and purpose is to develop and operate a Cambria hotel & suites hotel in the borough of Manhattan in New York City ("the Joint Venture"). The proceeds from the promissory note were utilized to partially finance the construction of the Cambria Suites hotel by the Joint Venture.
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

In July 2014, the Company sold a parcel of land to FBC-CHI Hotels, LLC ("FBC") for $6.5 million in exchange for cash and an equity investment in the joint venture. No gain or loss was recognized on the sale. FBC is an unconsolidated limited liability company whose sole business and purpose is to develop and operate Cambria hotel & suites hotels.

25.	Termination Charges
During the year ended December 31, 2014 the Company recorded a $1.8 million charge in SG&A and marketing and reservation expenses related to salary and benefit continuation termination benefits provided to employees separating from service with the Company and remitted approximately $0.8 million of these benefits during the current year. At December 31, 2014, approximately $1.0 million of these salary and benefits continuation payments remain to be remitted.
During the year ended December 31, 2013, the Company recorded a $1.7 million charge in SG&A and marketing and reservation expenses related to salary and benefit continuation termination benefits provided to employees separating from service with the Company. During the years ended December 31, 2014 and 2013, the Company remitted $0.6 million and $1.1 million, respectively, related to these salary and benefit continuation benefits and at December 31, 2014 all benefits incurred had been remitted.
During the year ended December 31, 2012 , the Company recorded a $2.9 million charge in SG&A and marketing and reservation expenses related to salary and benefit continuation termination benefits provided to employees separating from service with the Company. During the years ended December 31, 2013 and 2012, the Company remitted $2.2 million and $0.7 million, respectively, related to the salary and benefit continuation benefits and at December 31, 2013 all benefits incurred had been remitted.
At December 31, 2014, approximately $1.0 million of termination benefits remained to be paid and were included in current liabilities in the Company’s consolidated financial statements.

26.	Commitments and Contingencies
The Company is not a party to any litigation other than litigation in the ordinary course of business. The Company's management and legal counsel do not expect that the ultimate outcome of any of its currently ongoing legal proceedings, individually or collectively, will have a material adverse effect on the Company's financial position, results of operations or cash flows.
Contingencies
On October 9, 2012, the Company entered into a limited payment guaranty with regards to a VIE's $18.0 million bank loan for the construction of a hotel franchised under one of the Company's brands in the United States. Under the terms of the limited guaranty, the Company has agreed to guarantee 25.0% of the outstanding principal balance for a maximum exposure of $4.5 million and accrued and unpaid interest, as well as any unpaid expenses incurred by the lender. The limited guaranty shall remain in effect until the maximum amount guaranteed by the Company is paid in full. In addition to the limited guaranty, the Company entered into an agreement in which the Company guarantees the completion of the construction of the hotel and an environmental indemnity agreement which indemnifies the lending institution from and against any damages relating to or arising out of possible environmental contamination issues with regards to the property.
On November 15, 2013, the Company entered into a limited payment guaranty with regards to a VIE's $46.2 million bank loan for the construction of a hotel franchised under one of the Company's brands in the United States. Under the terms of the limited guaranty, the Company has agreed to unconditionally guarantee and become surety for the full and timely payment of the guaranteed outstanding principal balance, as well as any unpaid expenses incurred by the lender. The guarantee is limited to 25.0% of the outstanding principal balance of the $46.2 million loan due at any time for a maximum exposure of $11.6 million. The limited guaranty shall remain in effect until the maximum amount guaranteed by the Company is repaid in full. The maturity date of the VIE's loan is May 2017. In conjunction with this guaranty, the Company has entered into a reimbursement and guaranty agreement with certain individuals that requires them to reimburse the Company in an amount equal to 75.0% of any payments made by the Company under this limited payment guaranty.
The Company believes the likelihood of having to perform under the aforementioned limited payment guarantees is remote at December 31, 2014 and December 31, 2013.
Commitments
The Company has the following commitments outstanding:
•The Company occasionally provides financing in the form of forgivable promissory notes or cash incentives to franchisees for property improvements, hotel development efforts and other purposes. At December 31, 2014, the Company had commitments to extend an additional $42.5 million for these purposes provided certain conditions are met by its franchisees, of which $22.5 million is expected to be advanced in the next twelve months.
•The Company has committed to make additional capital contributions totaling $2.1 million to existing joint ventures, related to the construction of various hotels to be operated under the Company's Cambria Suites brand. These commitments are expected to be funded in the next twelve months.
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

The operations related to these three Company-owned hotels were reported as a component of "Corporate and Other" for segment reporting purposes. The results of operations for the years ended December 31, 2014, 2013 and 2012 presented in these Consolidated Financial Statements reflect these three Company-owned hotels as discontinued operations. All prior period amounts have been recast throughout these financial statements as appropriate. Unless noted otherwise, discussion in the notes to the consolidated financial statements pertain to continuing operations. Summarized financial information related to the discontinued operations is as follows:

	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Revenues
Hotel operations	$801	$4,774	$4,573
Total revenues	801	4,774	4,573
Operating Expenses
Hotel operations	927	3,678	3,505
Depreciation and amortization	—	526	535
Total operating expenses	927	4,204	4,040
Operating income (loss)	(126)	570	533
Gain on disposal of discontinued operations	2,807	—	—
Income from discontinued operations before income taxes	2,681	570	533
Income taxes	994	211	198
Income from discontinued operations, net of income taxes	$1,687	$359	$335

	As of December 31, 2014	As of December 31, 2013
	(in thousands)
Cash	$—	$550
Receivables, net	—	106
Other current assets	—	223
Income taxes receivable	—	20
Total current assets	—	899
Property and equipment, at cost, net	—	8,816
Total assets	—	9,715

Accounts payable	45	425
Accrued expenses	—	10
Income taxes payable	994	—
Total liabilities	1,039	435

Net assets of discontinued operations	$(1,039)	$9,280

28. Selected Quarterly Financial Data—(Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2014(1)
	(in thousands, except per share data)
Revenues	$159,736	$197,664	$215,168	$185,402	$757,970
Operating income	$41,172	$60,153	$66,986	$46,257	$214,568
Income from continuing operations before income taxes	$31,528	$50,234	$55,958	$36,038	$173,758
Income from continuing operations, net of income taxes	$21,469	$35,279	$39,416	$25,309	$121,473
Income (loss) from discontinued operations, net of income taxes	$1,641	$121	$(51)	$(24)	$1,687
Net income	$23,110	$35,400	$39,365	$25,285	$123,160
Per basic share:
Continuing Operations	$0.37	$0.61	$0.67	$0.44	$2.08
Discontinued Operations	$0.03	$—	$—	$—	$0.03
Per diluted share:
Continuing operations	$0.36	$0.60	$0.67	$0.43	$2.07
Discontinued operations	$0.03	$—	$—	$—	$0.03

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2013 (1)
	(in thousands, except per share data)
Revenues	$148,171	$190,930	$216,718	$168,831	$724,650
Operating income	$37,139	$54,739	$63,228	$41,142	$196,248
Income from continuing operations before income taxes	$27,582	$44,504	$54,271	$32,315	$158,672
Income from continuing operations, net of income taxes	$19,776	$31,624	$38,573	$23,377	$113,350
Income (loss) from discontinued operations, net of income taxes	$(33)	$183	$143	$66	$359
Net income	$19,743	$31,807	$38,716	$23,443	$113,709
Per basic share:
Continuing Operations	$0.34	$0.54	$0.66	$0.40	$1.94
Discontinued Operations	$—	$—	$—	$—	$—
Per diluted share:
Continuing operations	$0.34	$0.54	$0.65	$0.40	$1.92
Discontinued operations	$—	$—	$0.01	$—	$0.01
(1) The sum of the earnings per share for the four quarters may differ from annual earnings per share due to the required method of computing the weighted average shares in interim periods.
The matters which affect the comparability of the quarterly results include the following:

•	Seasonality: The Company’s revenues and operating income reflect the industry’s seasonality and as a result are lower in the first and fourth quarters and higher in the second and third quarters.

•	Investment income and losses: The Company’s net income reflects gains and losses related to the Company’s investments held in non-qualified retirement plans and are subject to market conditions.

29.	Future Adoption of Accounting Standards

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
In May 2014, the FASB issued ASU No. 2014-09, "Revenue From Contracts with Customers" ("ASU 2014-09"), which impacts virtually all aspects of an entity's revenue recognition. ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, as well as most industry-specific guidance, and significantly enhances comparability of revenue recognition practices across entities and industries by providing a principles-based, comprehensive framework for addressing revenue recognition issues. In order for a provider of promised goods or services to recognize as revenue the consideration that it expects to receive in exchange for the promised goods or services, the provider should apply the following five steps: (1) identify the contract with a customer(s); (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 also specifies the accounting for some costs to obtain or fulfill a contract with a customer and provides enhanced disclosure requirements. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The guidance permits the retrospective or modified retrospective method when adopting ASU No. 2014-09 but early application is not permitted. The Company is still assessing the impact that ASU No. 2014-09 will have on its financial statements and disclosures.

30.	Subsequent Events
On February 28, 2015, the Company's board of directors declared a quarterly cash dividend of $0.195 per share of common stock. The dividend is payable on April 17, 2015 to shareholders of record on April 3, 2015.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
The Company changed its independent registered public accounting firm effective May 27, 2014 from PricewaterhouseCoopers LLP to Ernst & Young LLP. Information regarding the change in the independent registered public accounting firm was disclosed in a Current Report on Form 8-K filed with the SEC on June 2, 2014. There were no disagreements with PricewaterhouseCoopers LLP or any reportable events requiring disclosure under Item 304(b) of Regulation S-K.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

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

Our management, with the participation of our CEO and CFO have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of the end of the period covered by this annual report as required by Rules 13a-15(b) or 15d-15(b) under the Exchange Act. Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.

An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

There have been no changes, other than those disclosed below, in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2014 that materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Remediation of Material Weakness

As disclosed in the Company’s Form 10-K/A, filed with the Securities and Exchange Commission (“SEC”) on November 3, 2014, the Company had identified a material weakness, which was a result of the Company’s policy of recognizing royalty and certain marketing and reservation system fees one month in arrears, which was not in accordance with generally accepted accounting principles in the United States of America ("GAAP").

In response to the material weakness, the Company developed and executed a plan in the second quarter of 2014, with the oversight of the Audit Committee of the Board of Directors, to remediate this material weakness. Our remediation included updating the Company’s revenue recognition method to recognize royalty and certain marketing and reservation system fees as revenue in the same period as the gross room revenues are earned by its franchisees, which is in compliance with GAAP. Additionally, the Company filed the following statements with the Securities and Exchange Commission on November 3, 2014:

•	Amended 2014 first quarter report on Form 10-Q, including restated financial statements;

•	Amended 2013 third quarter report on Form 10-Q, including restated financial statements;

•	Amended 2013 annual report on Form 10-K, including revised financial statements for years ended 2011, 2012 and 2013;

The material weakness is remediated as of December 31, 2014, as management has concluded, through testing, that all applicable remediated controls are operating effectively at December 31, 2014.

Management’s Report on Internal Control Over Financial Reporting

The management of Choice Hotels International, Inc. and its subsidiaries (together "the Company") is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on management’s assessment under those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Choice Hotels International, Inc. and Subsidiaries

We have audited Choice Hotels International, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Choice Hotels International, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Choice Hotels International, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Choice Hotels International, Inc. and subsidiaries as of December 31, 2014, and the related consolidated statements of income, shareholders’ deficit and cash flows for the year the ended and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
March 2, 2015

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

EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth information regarding the number of shares of the Company’s common stock that were subject to outstanding stock options at December 31, 2014.

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	1,903,177	$33.03	2,737,706
Equity compensation plans not approved by shareholders	Not applicable	Not applicable	Not applicable
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

4.01(k)
Senior Secured Credit Facility dated July 25, 2012 among Choice Hotels International, Inc., Deutsche Bank AG New York Branch as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and a syndication of lenders

4.02(j)	Indenture, dated August 25, 2010 between the Company and Wells Fargo Bank, National Association, as Trustee

4.03(j)	First Supplemental Indenture, dated August 25, 2010, between the Company, the Subsidiary Guarantors, and Wells Fargo Bank, National Association, as Trustee

4.04(r)	Second Supplemental Indenture dated June 27, 2012 among Choice Hotels International, Inc., the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association

10.01(b)	Amended and Restated Employment Agreement dated April 30, 2008, between Choice Hotels International, Inc. and Stephen P. Joyce

10.01A(l)	First Amendment to First Amended and Restated Employment Agreement dated September 16, 2010 between Choice Hotels International, Inc. and Stephen P. Joyce

10.01B(s)	Second Amended and Restated Employment Agreement dated May 24, 2012 between Choice Hotels International, Inc. and Stephen P. Joyce

10.01C(m)	Amendment to Second Amended and Restated Employment Agreement dated March 4, 2014, between Stephen P. Joyce and Choice Hotels International, Inc.

10.02(d)	Amended and Restated Chairman’s Service Agreement dated September 10, 2008 by and between Choice Hotels International, Inc. and Stewart Bainum, Jr.

10.02A(t)	Amendment to Amended and Restated Chairman's Services Agreement dated January 1, 2012 between Choice Hotels International, Inc. and Stewart Bainum, Jr.

10.03(e)	Choice Hotels International, Inc. 2006 Long- Term Incentive Plan

10.03A(g)	Amendment to Choice Hotels International, Inc. 2006 Long-Term Incentive Plan, dated January 1, 2009

10.03B(i)	Amendment to Choice Hotels International, Inc. 2006 Long-Term Incentive Plan, dated April 29, 2010

10.03C(c)	Amendment to Choice Hotels International, Inc. 2006 Long-Term Incentive Plan, dated April 25, 2013

10.04(c)	Choice Hotels International, Inc. Executive Incentive Compensation Plan

10.05(n)	Office Lease, dated July 11, 2011, between Choice Hotels International Services Corp., a wholly owned subsidiary of Choice Hotels International, Inc., and FP Rockville II Limited Partnership

10.05A(u)
Certificate of Rent Commencement and First Amendment to Office Lease, between Choice Hotels International Services Corp., a wholly owned subsidiary of Choice Hotels International, Inc., and FP Rockville II Limited Partnership, dated February 25, 2014.

10.05B(u)
Second Amendment to Office Lease between Choice Hotels International Services Corp., a wholly owned subsidiary of Choice Hotels International, Inc., and FP Rockville II Limited Partnership, dated March 20, 2014.

10.07(q)	Choice Hotels International, Inc. Executive Deferred Compensation Plan (for Grandfather Account Balances)

10.07A(g)	Amended and Restated Choice Hotels International, Inc. Executive Deferred Compensation Plan (for Non-Grandfather Account Balances)

Exhibit Number	Description

10.08(o)	Non-Competition, Non-Solicitation & Severance Benefit Agreement between the Company and Patrick Pacious, dated May 5, 2011

10.08A(t)	Amendment to Non-Competition, Non-Solicitation & Severance Benefit Agreement between the Company and Patrick Pacious, dated March 13, 2012

10.09(p)	Non-Competition, Non-Solicitation and Severance Benefit Agreement between the Company and David White, dated August 1, 2011

10.09A(f)	Amendment to Non-Competition, Non-Solicitation & Severance Benefit Agreement between the Company and David White, dated March 25, 2013

10.10(f)	Non-Competition, Non-Solicitation and Severance Benefit Agreement between the Company and Simone Wu, dated February 13, 2012

10.10A(f)	Amendment to Non-Competition, Non-Solicitation and Severance Benefit Agreement between the Company and Simone Wu, dated March 25, 2013

13.01*	Valuation and Qualifying Accounts

21.01*	Subsidiaries of Choice Hotels International, Inc.

23.01*	Consent of PricewaterhouseCoopers LLP

23.02*	Consent of Ernst & Young LLP

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

____________________________

*	Filed herewith

(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Registration Statement on Form S-4, filed August 31, 1998.

(b)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated April 30, 2008, filed May 2, 2008.

(c)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated April 26, 2013, filed on May 1, 2013.

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

(m)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K dated March 4, 2014, filed on March 7, 2014.

(n)
Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 9, 2011.

(o)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated May 5, 2011, filed May 10, 2011.

(p)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated August 1, 2011, filed August 4, 2011.

(q)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003.

(r)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated June 22, 2012, filed June 27, 2012.

(s)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated May 24, 2012, filed May 25, 2012.

(t)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 9, 2012.

(u)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed May 8, 2014.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

By:	/s/ STEPHEN P. JOYCE
Stephen P. Joyce President and Chief Executive Officer

Dated: March 2, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEWART BAINUM, JR	Chairman, Director	March 2, 2015
Stewart Bainum, Jr.

/s/ BARBARA T. ALEXANDER	Director	March 2, 2015
Barbara T. Alexander

/s/ WILLIAM L. JEWS	Director	March 2, 2015
William L. Jews

/s/ STEPHEN P. JOYCE	President and Chief Executive Officer (Principal Executive Officer)	March 2, 2015
Stephen P. Joyce

/s/ SCOTT A. RENSCHLER	Director	March 2, 2015
Scott A. Renschler, Psy.D

/s/ MONTE J.M. KOCH	Director	March 2, 2015
Monte J.M. Koch

/s/ ERVIN R. SHAMES	Director	March 2, 2015
Ervin R. Shames

/s/ GORDON A. SMITH	Director	March 2, 2015
Gordon A. Smith

/s/ JOHN P. TAGUE	Director	March 2, 2015
John P. Tague

/s/ LIZA LANDSMAN	Director	March 2, 2015
Liza Landsman

/s/ DAVID L. WHITE	Senior Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)	March 2, 2015
David L. White

/s/ SCOTT E. OAKSMITH	Controller (Principal Accounting Officer)	March 2, 2015
Scott E. Oaksmith