Form 10-Q
period 2015-03-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2015-05-07
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2015
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

CLASS	SHARES OUTSTANDING AT March 31, 2015
Common Stock, Par Value $0.01 per share	57,587,566

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	March 31,
	2015	2014
REVENUES:
Royalty fees	$62,431	$58,540
Initial franchise and relicensing fees	5,717	3,740
Procurement services	4,807	4,778
Marketing and reservation	98,713	89,606
Other	3,577	3,072
Total revenues	175,245	159,736

OPERATING EXPENSES:
Selling, general and administrative	32,438	26,680
Depreciation and amortization	2,690	2,278
Marketing and reservation	98,713	89,606
Total operating expenses	133,841	118,564

Operating income	41,404	41,172
OTHER INCOME AND EXPENSES, NET:
Interest expense	10,179	10,171
Interest income	(346)	(503)
Other (gains) and losses	(468)	(59)
Equity in net loss of affiliates	1,005	35
Total other income and expenses, net	10,370	9,644
Income from continuing operations before income taxes	31,034	31,528
Income taxes	9,440	10,059
Income from continuing operations, net of income taxes	21,594	21,469
Income from discontinued operations, net of income taxes	—	1,641
Net income	$21,594	$23,110

Basic earnings per share
Continuing operations	$0.38	$0.37
Discontinued operations	—	0.03
	$0.38	$0.40
Diluted earnings per share
Continuing operations	$0.37	$0.36
Discontinued operations	—	0.03
	$0.37	$0.39

Cash dividends declared per share	$0.195	$0.185
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED, IN THOUSANDS)

	Three Months Ended
	March 31,
	2015	2014

Net income	$21,594	$23,110
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	215	215
Foreign currency translation adjustment	(1,447)	521
Other comprehensive income (loss), net of tax	(1,232)	736
Comprehensive income	$20,362	$23,846

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED, IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	March 31, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$200,544	$214,879
Receivables (net of allowance for doubtful accounts of $9,842 and $10,084, respectively)	102,013	91,681
Deferred income taxes	25,674	23,860
Income taxes receivable	—	1,458
Investments, employee benefit plans, at fair value	177	214
Other current assets	28,864	19,322
Total current assets	357,272	351,414
Property and equipment, at cost, net	80,057	77,309
Goodwill	65,813	65,813
Franchise rights and other identifiable intangibles, net	8,001	8,912
Notes receivable, net of allowances	48,781	40,441
Investments, employee benefit plans, at fair value	17,916	17,539
Deferred income taxes	18,921	20,546
Other assets	64,361	65,296
Total assets	$661,122	$647,270
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$54,631	$57,124
Accrued expenses	39,414	63,530
Deferred revenue	73,908	66,382
Current portion of long-term debt	12,362	12,349
Deferred compensation and retirement plan obligations	177	628
Income taxes payable	1,396	85
Total current liabilities	181,888	200,098
Long-term debt	799,628	782,082
Deferred compensation and retirement plan obligations	24,259	23,987
Other liabilities	68,840	69,904
Total liabilities	1,074,615	1,076,071
Commitments and Contingencies
Common stock, $0.01 par value, 160,000,000 shares authorized; 95,065,638 shares issued at March 31, 2015 and December 31, 2014 and 57,587,566 and 57,337,720 shares outstanding at March 31, 2015 and December 31, 2014, respectively	576	573
Additional paid-in-capital	131,711	127,661
Accumulated other comprehensive loss	(8,203)	(6,971)
Treasury stock (37,478,072 and 37,727,918 shares at March 31, 2015 and December 31, 2014, respectively), at cost	(979,828)	(982,463)
Retained earnings	442,251	432,399
Total shareholders’ deficit	(413,493)	(428,801)
Total liabilities and shareholders’ deficit	$661,122	$647,270
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED, IN THOUSANDS)

	Three Months Ended
	March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,594	$23,110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,690	2,278
Gain on sale of assets	(292)	(2,572)
Provision for bad debts, net	823	1,399
Non-cash stock compensation and other charges	2,509	2,875
Non-cash interest and other (income) loss	506	416
Deferred income taxes	(233)	2,344
Equity (earnings) losses from unconsolidated joint ventures, net of distributions received	1,205	216
Changes in assets and liabilities:
Receivables	(11,624)	(19,931)
Advances to/from marketing and reservation activities, net	4,626	10,903
Forgivable notes receivable, net	(13,371)	(3,623)
Accounts payable	(1,152)	2,080
Accrued expenses	(24,052)	(19,861)
Income taxes payable/receivable	2,773	3,160
Deferred revenue	7,552	7,932
Other assets	(9,826)	(3,103)
Other liabilities	437	(2,359)
Net cash provided (used) by operating activities	(15,835)	5,264
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(6,804)	(3,015)
Proceeds from sales of assets	1,592	8,703
Equity method investments	(1,921)	(3,379)
Purchases of investments, employee benefit plans	(1,089)	(890)
Proceeds from sales of investments, employee benefit plans	925	281
Issuance of mezzanine and other notes receivable	—	(587)
Collections of mezzanine and other notes receivable	105	68
Other items, net	(77)	(154)
Net cash provided (used) by investing activities	(7,269)	1,027
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings pursuant to revolving credit facility	20,700	15,000
Principal payments on long-term debt	(3,082)	(2,052)
Purchases of treasury stock	(6,227)	(4,530)
Dividends paid	(11,710)	(10,784)
Excess tax benefits from stock-based compensation	4,473	1,024
Proceeds from exercise of stock options	5,619	1,547
Net cash provided by financing activities	9,773	205
Net change in cash and cash equivalents	(13,331)	6,496
Effect of foreign exchange rate changes on cash and cash equivalents	(1,004)	587
Cash and cash equivalents at beginning of period	214,879	167,795
Cash and cash equivalents at end of period	$200,544	$174,878
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Income taxes, net of refunds	$2,357	$5,842
Interest, net of capitalized interest	$18,729	$19,613
Non-cash investing and financing activities:
Dividends declared but not paid	$11,230	$11,173
Issuance of common stock pursuant to share based compensation plans	$6,952	$7,253
Investment in property and equipment acquired in accounts payable	$1,380	$603
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
The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2014 and notes thereto included in the Company’s Form 10-K, filed with the SEC on March 2, 2015 (the "10-K"). Interim results are not necessarily indicative of the entire year results. All inter-company transactions and balances between Choice Hotels International, Inc. and its subsidiaries have been eliminated in consolidation.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. As of March 31, 2015 and December 31, 2014, $6.7 million and $5.4 million, respectively, of book overdrafts representing outstanding checks in excess of funds on deposit are included in accounts payable in the accompanying consolidated balance sheets.
The Company maintains cash balances in domestic banks, which at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation. In addition, as of March 31, 2015, the Company maintains cash balances of $195.1 million in international banks which do not provide deposit insurance.
Recently Adopted Accounting Guidance

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU No. 2014-08"). ASU No. 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. ASU No. 2014-08 is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The Company adopted this ASU on January 1, 2015 and it did not have a material impact on its financial statements.
Future Adoption of Recently Announced Accounting Guidance
In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts with Customers ("ASU 2014-09"), which impacts virtually all aspects of an entity's revenue recognition. ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, as well as most industry-specific guidance, and significantly enhances comparability of revenue recognition practices across entities and industries by providing a principles-based, comprehensive framework for addressing revenue recognition issues. In order for a provider of promised goods or services to recognize as revenue the consideration that it expects to receive in exchange for the promised goods or services, the provider should apply the following five steps: (1) identify the contract with a customer(s); (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 also specifies the accounting for some costs to obtain or fulfill a contract with a customer and provides enhanced disclosure requirements. The FASB has tentatively deferred ASU No. 2014-09 for one year, and with that deferral, the standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which will be our 2018 first quarter. We are permitted to use either the retrospective or modified retrospective method when adopting ASU No. 2014-09. We are still assessing the potential impact that ASU No. 2014-09 will have on its financial statements and disclosures.
In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) (“ASU No. 2015-01”). ASU No. 2015-01 was issued changing the requirements for reporting extraordinary and unusual items in the income statement. The update eliminates the concept of extraordinary items. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU No. 2015-01 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this newly issued guidance is not expected to have an impact to our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) (“ASU No. 2015-02”). ASU No. 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance must be applied using one of two retrospective application methods and will be effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact, if any, the adoption of this newly issued guidance will have on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) (“ASU No. 2015-03”). ASU No. 2015-03 changes the presentation of debt issuance costs in the financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. This standard is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted and the standard is to be applied on retrospective basis. The Company currently does not believe that ASU No. 2015-03 will have a material impact on its consolidated financial position, results of operations, or cash flows.
In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill - Internal Use Software (Subtopic 350-40) (“ASU No. 2015-05”). ASU No. 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license or should be accounted for as a service contract. The standard is effective for annual reporting periods, including interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted and an entity can elect to adopt the amendment either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. The adoption of this newly issued guidance is not expected to have a material impact to our consolidated financial statements.

2. Other Current Assets
Other current assets consist of the following:

	March 31, 2015	December 31, 2014
	(in thousands)
Notes receivable, net of allowances (See Note 3)	$3,966	$3,961
Prepaid expenses	19,653	12,280
Other current assets	5,245	3,081
Total	$28,864	$19,322

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
The following table shows the composition of our notes receivable balances:

	March 31, 2015			December 31, 2014
	(in thousands)			(in thousands)
Credit Quality Indicator	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Total	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Total
Senior	$—	$10,152	$10,152	$—	$10,152	$10,152
Subordinated	—	3,844	3,844	—	3,863	3,863
Unsecured	41,558	3,888	45,446	32,379	3,995	36,374
Total notes receivable	41,558	17,884	59,442	32,379	18,010	50,389
Allowance for losses on non-impaired loans	4,399	1,510	5,909	3,661	1,540	5,201
Allowance for losses on receivables specifically evaluated for impairment	—	786	786	—	786	786
Total loan reserves	4,399	2,296	6,695	3,661	2,326	5,987
Net carrying value	$37,159	$15,588	$52,747	$28,718	$15,684	$44,402
Current portion, net	$162	$3,804	$3,966	$124	$3,837	$3,961
Long-term portion, net	36,997	11,784	48,781	28,594	11,847	40,441
Total	$37,159	$15,588	$52,747	$28,718	$15,684	$44,402

The Company classifies notes receivable due within one year as other current assets in the Company’s consolidated balance sheets.
The following table summarizes the activity related to the Company’s Forgivable Notes Receivable and Mezzanine and Other Notes Receivable allowance for losses for the three months ended March 31, 2015:

	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable
	(in thousands)
Beginning balance	$3,661	$2,326
Provisions	952	—
Recoveries	(194)	(30)
Write-offs	(149)	—
Other(1)	129	—
Ending balance	$4,399	$2,296

(1) Consists of default rate assumption changes

Forgivable Notes Receivable
As of March 31, 2015 and December 31, 2014, the unamortized balance of the Company's forgivable notes receivable totaled $41.6 million and $32.4 million, respectively. The Company recorded an allowance for credit losses on these forgivable notes receivable of $4.4 million and $3.7 million at March 31, 2015 and December 31, 2014, respectively. Amortization expense included in the accompanying consolidated statements of income related to the notes for the three months ended March 31, 2015 and 2014 was $1.8 million and $1.2 million, respectively.
Past due balances of forgivable notes receivable are as follows:

	30-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
	(in thousands)
As of March 31, 2015
Forgivable Notes	$—	$1,168	$1,168	$40,390	$41,558
	$—	$1,168	$1,168	$40,390	$41,558

As of December 31, 2014
Forgivable Notes	$—	$1,227	$1,227	$31,152	$32,379
	$—	$1,227	$1,227	$31,152	$32,379
Mezzanine and Other Notes Receivable
The Company determined that approximately $0.8 million of its mezzanine and other notes receivable were impaired at both March 31, 2015 and December 31, 2014, respectively. The Company recorded allowance for credit losses on these impaired loans at both March 31, 2015 and December 31, 2014 totaling $0.8 million. For the three months ended March 31, 2015 and 2014, the average mezzanine and other notes receivable on non-accrual status was approximately $0.8 million and $12.5 million, respectively. The Company recognized approximately $33 thousand and $54 thousand of interest income on impaired loans during the three months ended March 31, 2015 and 2014, respectively, on the cash basis. The Company provided loan reserves on non-impaired loans totaling $1.5 million at both March 31, 2015 and December 31, 2014.
Past due balances of mezzanine and other notes receivable by credit quality indicators are as follows:

	30-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
	(in thousands)
As of March 31, 2015
Senior	$—	$—	$—	$10,152	$10,152
Subordinated	3,359	—	3,359	485	3,844
Unsecured	—	47	47	3,841	3,888
	$3,359	$47	$3,406	$14,478	$17,884
As of December 31, 2014
Senior	$—	$—	$—	$10,152	$10,152
Subordinated	—	—	—	3,863	3,863
Unsecured	—	47	47	3,948	3,995
	$—	$47	$47	$17,963	$18,010

4.	Marketing and Reservation Activities
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
At March 31, 2015 and December 31, 2014, cumulative marketing and reservation system fees billed exceeded expenses by $42.6 million and $44.3 million, respectively, with the excess reflected as an other long-term liability in the accompanying consolidated balance sheets. Depreciation and amortization expense attributable to marketing and reservation activities for the three months ended March 31, 2015 and March 31, 2014 were $5.4 million and $3.8 million, respectively. Interest expense attributable to marketing and reservation activities for the three months ended March 31, 2015 and 2014 was $9 thousand and $0.6 million, respectively.

5.	Other Assets
Other assets consist of the following:

	March 31, 2015	December 31, 2014
	(in thousands)
Equity method investments	$51,239	$50,605
Deferred financing fees, net	6,690	7,228
Land	2,711	4,011
Other assets	3,721	3,452
Total	$64,361	$65,296

Equity Method Investments - Variable Interest Entities

Equity method investments include investments in joint ventures totaling $47.8 million and $47.1 million at March 31, 2015 and December 31, 2014, respectively that the Company determined to be variable interest entities ("VIEs"). These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria hotel & suites hotels in strategic markets. Based on an analysis of who has the power to direct the activities that most significantly impact these entities performance and who has an obligation to absorb losses of these entities or a right to receive benefits from these entities that could potentially be significant to the entity, the Company determined that it is not the primary beneficiary of any of its VIEs. The Company based its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and the relevant development, operating management and financial agreements. Although the Company is not the primary beneficiary of these VIEs, it does exercise significant influence through its equity ownership and as a result the Company's investment in these entities is accounted for under the equity method. For the three months ended March 31, 2015 and 2014, the Company recognized losses totaling $1.2 million and $44 thousand, respectively, from these investments. The Company's maximum exposure to losses related to its investments in VIEs is limited to its equity investments as well as certain guarantees described in Note 16 "Commitments and Contingencies" of these financial statements.

6.	Deferred Revenue
Deferred revenue consists of the following:

	March 31, 2015	December 31, 2014
	(in thousands)
Loyalty programs	$61,092	$57,757
Initial, relicensing and franchise fees	4,973	6,439
Procurement service fees	2,711	1,936
Other	5,132	250
Total	$73,908	$66,382

7.	Debt
Debt consists of the following at:

	March 31, 2015	December 31, 2014
	(in thousands)
$400 million senior unsecured notes with an effective interest rate of 6.0% at March 31, 2015 and December 31, 2014	$400,000	$400,000
$250 million senior unsecured notes with an effective interest rate of 6.19% less discount of $0.3 million and $0.4 million at March 31, 2015 and December 31, 2014, respectively	249,652	249,636
$350 million senior secured credit facility with an effective interest rate of 2.26% and 2.17% at March 31, 2015 and December 31, 2014, respectively	147,263	129,375
Fixed rate collateralized mortgage plus a fair value adjustment of $1.1 million and $1.2 million at March 31, 2015 and December 31, 2014, respectively with an effective interest rate of 4.57%	10,502	10,667
Economic development loans with an effective interest rate of 3.00% at March 31, 2015 and December 31, 2014	3,536	3,536
Capital lease obligations due 2016 with an effective interest rate of 3.18% at March 31, 2015 and December 31, 2014	971	1,149
Other notes payable	66	68
Total debt	$811,990	$794,431
Less current portion	12,362	12,349
Total long-term debt	$799,628	$782,082
Senior Unsecured Notes Due 2022
On June 27, 2012, the Company issued unsecured senior notes in the principal amount of $400 million (the "2012 Senior Notes") at par, bearing a coupon of 5.75% with an effective rate of 6.0%. The 2012 Senior Notes will mature on July 1, 2022, with interest to be paid semi-annually on January 1st and July 1st. The Company used the net proceeds of this offering, after deducting underwriting discounts and commissions and other offering expenses, together borrowings under the Company's senior credit facility, to pay a special cash dividend in 2012 totaling approximately $600.7 million. The Company's 2012 Senior Notes are guaranteed jointly, severally, fully and unconditionally, subject to certain customary limitations by certain of the Company’s domestic subsidiaries.
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
The Credit Facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Credit Facility to be immediately due and payable. At March 31, 2015, the Company was in compliance with all financial covenants under the Credit Facility.

At March 31, 2015, the Company had $126.6 million under the Term Loan and $20.7 million outstanding under the Revolver. At December 31, 2014, the Company had $129.4 million outstanding under the Term Loan and no amounts outstanding under the Revolver.
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
Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At March 31, 2015, the Company had been advanced approximately $3.5 million pursuant to these agreements and expects to receive the remaining $0.9 million over the next several years, subject to annual appropriations by the governmental entities. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration of the Company's 10 year corporate headquarters lease in 2023 will be forgiven in full. The advances will be included in long-term debt in the Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all current performance conditions as of March 31, 2015.

8.	Accumulated Other Comprehensive Income (Loss)

The following represents the changes in accumulated other comprehensive loss, net of tax, by component for the three months ended March 31, 2015:

	Loss on Cash Flow Hedge	Foreign Currency Items	Total
	(in thousands)
Beginning balance, December 31, 2014	$(4,884)	$(2,087)	$(6,971)
Other comprehensive income (loss) before reclassification	—	(1,447)	(1,447)
Amounts reclassified from accumulated other comprehensive income (loss)	215	—	215
Net current period other comprehensive income (loss)	215	(1,447)	(1,232)
Ending balance, March 31, 2015	$(4,669)	$(3,534)	$(8,203)

The amounts reclassified from accumulated other comprehensive income (loss) during the three months ended March 31, 2015 were reclassified to the following line items in the Company's Consolidated Statements of Income.

Component	Amount Reclassified from Accumulated Other Comprehensive Income(Loss)	Affected Line Item in the Consolidated Statement of Net Income
Three Months Ended March 31, 2015
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
In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan ("EDCP") which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust. Prior to January 1, 2010, participants could elect an investment return of either the annual yield of the Moody's Average Corporate Bond Rate Yield Index plus 300 basis points, or a return based on a selection of available diversified investment options. Effective January 1, 2010, the Moody's Average Corporate Bond Rate Yield Index plus 300 basis points is no longer an investment option for salary deferrals made on compensation earned after December 31, 2009. The Company recorded current and long-term deferred compensation liabilities of $10.2 million and $10.2 million, as of March 31, 2015 and December 31, 2014, respectively, related to these deferrals and credited investment returns. Compensation expense is recorded in SG&A expense on the Company's consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. Compensation expense recorded in SG&A related to the EDCP for the three months ended March 31, 2015 and 2014 was $0.3 million and $0.1 million, respectively.
The Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that partially offset the earnings credited to the participants. The diversified investments held in the trusts totaled $5.2 million and $4.6 million as of March 31, 2015 and December 31, 2014, respectively, and are recorded at their fair value, based on quoted market prices. At March 31, 2015, the Company expects $0.2 million of the assets held in the trusts to be distributed to participants during the next twelve months. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment gains related to the EDCP during the three months ended March 31, 2015 and 2014 of approximately $99 thousand and $30 thousand, respectively. In addition, the EDCP Plan held shares of the Company's common stock with a market value of $0.3 million and $0.2 million at March 31, 2015 and December 31, 2014 respectively, which were recorded as a component of shareholders' deficit.
In 1997, the Company adopted the Choice Hotels International, Inc. Non-Qualified Retirement Savings and Investment Plan ("Non-Qualified Plan"). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. As of March 31, 2015 and December 31, 2014, the Company had recorded a deferred compensation liability of $14.2 million and $14.4 million, respectively, related to these deferrals. Compensation expense is recorded in SG&A expense on the Company's consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. The net increase (decrease) in compensation expense recorded in SG&A related to the Non-Qualified Plan for the three months ended March 31, 2015 and 2014 was $0.2 million and $(0.1) million, respectively.

The diversified investments held in the trusts were $12.9 million and $13.1 million as of March 31, 2015 and December 31, 2014, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment gains related to the Non-Qualified Plan during the three months ended March 31, 2015 and 2014 of approximately $77 thousand and $37 thousand, respectively. In addition, the Non-Qualified Plan held shares of the Company's common stock with a market value of $1.4 million and $1.3 million at March 31, 2015 and December 31, 2014, respectively, which are recorded as a component of shareholders' deficit.

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

The Company's policy is to recognize transfers in and transfers out of the three levels of the fair value hierarchy as of the end of each quarterly reporting period. There were no transfers between Level 1, 2 and 3 assets during the three months ended March 31, 2015.
As of March 31, 2015 and December 31, 2014, the Company had the following assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets	(in thousands)
As of March 31, 2015
Money market funds, included in cash and cash equivalents	$50,001	$—	$50,001	$—
Mutual funds(1)	17,030	17,030	—	—
Money market funds(1)	1,063	—	1,063	—
	$68,094	$17,030	$51,064	$—
As of December 31, 2014
Money market funds, included in cash and cash equivalents	$50,001	$—	$50,001	$—
Mutual funds(1)	16,405	16,405	—	—
Money market funds(1)	1,348	—	1,348	—
	$67,754	$16,405	$51,349	$—
________________________

(1)	Included in Investments, employee benefit plans fair value on the consolidated balance sheets.
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
The fair value of the Company's $250 million and $400 million senior notes are classified as Level 2 as the significant inputs are observable in an active market. At March 31, 2015 and December 31, 2014, the $250 million senior notes had an approximate fair value of $280.0 million and $268.9 million, respectively. At March 31, 2015 and December 31, 2014, the $400 million senior notes had an approximate fair value of $438.0 million and $437.7 million, respectively.

Fair values estimated are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment.  Settlement of such fair value amounts may not be possible and may not be a prudent management decision.

11.	Income Taxes
The Company's effective income tax rates for income from continuing operations were 30.4% and 31.9% for the three months ended March 31, 2015 and 2014, respectively. The effective income tax rates for the three months ended March 31, 2015 and 2014 were lower than the U.S federal income tax rate of 35% due to the recurring impact of foreign operations, partially offset by state income taxes. The effective income tax rate for the three months ended March 31, 2015 was further reduced due to the settlement of unrecognized tax positions.

12.	Share-Based Compensation and Capital Stock
The Company granted 0.5 million and 0.7 million options to certain employees of the Company at a fair value of $6.2 million and $5.7 million for the three months ended March 31, 2015 and 2014, respectively. The stock options granted by the Company had an exercise price equal to the market price of the Company's common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2015 Grants	2014 Grants
Risk-free interest rate	1.45%	1.56%
Expected volatility	23.94%	25.01%
Expected life of stock option	4.6 years	4.5 years
Dividend yield	1.23%	1.62%
Requisite service period	4 years	4 years
Contractual life	7 years	7 years
Weighted average fair value of options granted (per option)	$12.39	$8.82
The expected life of the options and volatility are based on historical data which is believed to be indicative of future exercise patterns or actual volatility. Historical volatility is calculated based on a period that corresponds to the expected term of the stock option. The dividend yield and the risk-free rate of return are calculated on the grant date based on the then current dividend rate and the risk-free rate of return for the period corresponding to the expected life of the stock option. Compensation expense related to the fair value of these awards is recognized straight-line over the requisite service period based on those awards that ultimately vest.
The aggregate intrinsic value of the stock options outstanding and exercisable at March 31, 2015 was $50.2 million and $37.0 million, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2015 and 2014 was approximately $8.5 million and $1.3 million, respectively.
The Company received approximately $5.6 million and $1.5 million in proceeds from the exercise of 228,963 and 58,749 employee stock options during the three months ended March 31, 2015 and 2014, respectively.

Restricted Stock
The following table is a summary of activity related to restricted stock grants:

	Three Months Ended
	March 31,
	2015	2014
Restricted share grants	85,792	129,793
Weighted average grant date fair value per share	$63.46	$46.71
Aggregate grant date fair value ($000)	$5,445	$6,062
Restricted shares forfeited	4,778	1,332
Vesting service period of shares granted	3-4 years	4 years
Fair value of shares vested ($000)	10,684	7,269
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
The following table is a summary of activity related to PVRSU grants:

	Three Months Ended
	March 31,
	2015	2014
Performance vested restricted stock units granted at target	30,353	43,871
Weighted average grant date fair value per share	$63.47	$45.59
Aggregate grant date fair value ($000)	$1,927	$2,000
Stock units forfeited	—	—
Requisite service period	3 years	3 years
During the three months ended March 31, 2015, a total of 42,326 PVRSU grants vested at a grant date fair value of $1.5 million. These PVRSU grants were initially granted at a target of 38,476 units. However, since the Company achieved 110% of the targeted performance conditions contained in the stock awards granted in prior periods, an additional 3,850 shares were earned and issued.
During the three months ended March 31, 2014, a total of 28,886 PVRSU grants vested at a grant date fair value of $1.4 million. These PVRSU grants were initially granted at a target of 18,635 units. However, since the Company achieved 155% of the targeted performance conditions contained in the stock awards granted in prior periods, an additional 10,251 shares were earned and issued.

A summary of stock-based award activity as of March 31, 2015 and changes during the three months ended are presented below:

	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	1,903,177	$33.03		479,556	$40.14	200,286	$38.28
Granted	498,911	$63.47		85,792	$63.46	30,353	$63.47
Performance based leveraging (1)	—	$—		—	$—	3,850	$35.60
Exercised/Vested	(228,963)	$24.54		(172,165)	$38.82	(42,326)	$35.60
Expired	—	$—		—	$—	—	$—
Forfeited	(3,685)	$45.59		(4,778)	$39.89	—	$—
Outstanding at March 31, 2015	2,169,440	$40.91	4.6 years	388,405	$45.88	192,163	$42.79
Options exercisable at March 31, 2015	1,057,276	$29.08	2.9 years
_________________________________
(1)PVRSU units outstanding have been increased by 3,850 units due to the Company exceeding the targeted performance conditions contained in PVRSUs granted in prior periods during the three months ended March 31, 2015.
The components of the Company’s pretax share-based compensation expense and associated income tax benefits are as follows for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
(in millions)	2015	2014
Stock options	$0.7	$0.4
Restricted stock	1.8	1.9
Performance vested restricted stock units	0.3	0.7
Total	$2.8	$3.0
Income tax benefits	$1.0	$1.1
Dividends
The Company currently pays a quarterly dividend on its common stock of $0.195 per share, however the declaration of future dividends are subject to the discretion of the board of directors. During the three months ended March 31, 2015, the Company's board of directors declared dividends totaling $0.195 per share or approximately $11.2 million in the aggregate.

In addition, during the three months ended March 31, 2015, the Company recorded dividends totaling $0.5 million related to previously declared dividends that were contingent upon the vesting of performance vested restricted stock units.

Share Repurchases and Redemptions
No shares of common stock were purchased by the Company under the share repurchase program during the three months ended March 31, 2015.
During the three months ended March 31, 2015, the Company redeemed 102,457 shares of common stock at a total cost of approximately $6.2 million from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were outside the share repurchase program.

13.	Earnings Per Share
The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2015	2014

Computation of Basic Earnings Per Share:
Numerator:
Net income from continuing operations	$21,594	$21,469
Net income from discontinued operations	—	1,641
Net income	21,594	23,110
Income allocated to participating securities	(164)	(202)
Net income available to common shareholders	$21,430	$22,908
Denominator:
Weighted average common shares outstanding – basic	57,003	57,807

Basic earnings per share - Continuing operations	$0.38	$0.37
Basic earnings per share - Discontinued operations	—	0.03
	$0.38	$0.40

Computation of Diluted Earnings Per Share:
Numerator:
Net income from continuing operations	$21,594	$21,469
Net income from discontinued operations	—	1,641
Net income	21,594	23,110
Income allocated to participating securities	(164)	(201)
Net income available to common shareholders	$21,430	$22,909
Denominator:
Weighted average common shares outstanding – basic	57,003	57,807
Diluted effect of stock options and PVRSUs	583	493
Weighted average common shares outstanding – diluted	57,586	58,300

Diluted earnings per share - Continuing operations	$0.37	$0.36
Diluted earnings per share - Discontinued operations	—	0.03
	$0.37	$0.39

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

At March 31, 2015 and 2014, the Company had 2.2 million and 2.3 million outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the period, unless the stock options would be anti-dilutive. For the three months ended March 31, 2015, the Company excluded 0.5 million of anti-dilutive stock options from the diluted earnings per share calculation. At March 31, 2014, the Company did not exclude any anti-dilutive stock options from the diluted EPS calculation.
PVRSUs are also included in the diluted earnings per share calculation when the performance conditions have been met at the reporting date. However, at March 31, 2015 and 2014, PVRSUs totaling 192,163 and 241,578, respectively, were excluded from the computation since the performance conditions had not been met.

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

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Three Months Ended March 31, 2015
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$57,587	$31,240	$11,155	$(37,551)	$62,431
Initial franchise and relicensing fees	5,496	—	221	—	5,717
Procurement services	4,666	—	141	—	4,807
Marketing and reservation	88,236	90,385	3,621	(83,529)	98,713
Other	3,102	—	475	—	3,577
Total revenues	159,087	121,625	15,613	(121,080)	175,245

OPERATING EXPENSES:
Selling, general and administrative	38,699	28,052	3,238	(37,551)	32,438
Marketing and reservation	92,024	86,811	3,407	(83,529)	98,713
Depreciation and amortization	774	1,705	211	—	2,690
Total operating expenses	131,497	116,568	6,856	(121,080)	133,841

Operating income	27,590	5,057	8,757	—	41,404

OTHER INCOME AND EXPENSES, NET:
Interest expense	10,032	—	147	—	10,179
Equity in earnings of consolidated subsidiaries	(11,332)	138	—	11,194	—
Other items, net	(292)	297	186	—	191
Total other income and expenses, net	(1,592)	435	333	11,194	10,370

Income from continuing operations before income taxes	29,182	4,622	8,424	(11,194)	31,034
Income taxes	7,588	2,284	(432)	—	9,440
Income from continuing operations, net of income taxes	21,594	2,338	8,856	(11,194)	21,594
Net income from discontinued operations, net of income taxes	—	—	—	—	—
Net income	$21,594	$2,338	$8,856	$(11,194)	$21,594

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Three Months Ended March 31, 2014
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$52,995	$24,215	$10,522	$(29,192)	$58,540
Initial franchise and relicensing fees	3,584	—	156	—	3,740
Procurement services	4,631	—	147	—	4,778
Marketing and reservation	78,821	73,899	4,135	(67,249)	89,606
Other	2,956	—	116	—	3,072
Total revenues	142,987	98,114	15,076	(96,441)	159,736
OPERATING EXPENSES:
Selling, general and administrative	30,574	22,091	3,207	(29,192)	26,680
Marketing and reservation	81,585	70,944	4,326	(67,249)	89,606
Depreciation and amortization	751	1,318	209	—	2,278
Total operating expenses	112,910	94,353	7,742	(96,441)	118,564
Operating income	30,077	3,761	7,334	—	41,172
OTHER INCOME AND EXPENSES, NET:
Interest expense	10,168	1	2	—	10,171
Equity in earnings of consolidated subsidiaries	(10,926)	61	—	10,865	—
Other items, net	(428)	(67)	(32)	—	(527)
Total other income and expenses, net	(1,186)	(5)	(30)	10,865	9,644
Income from continuing operations before income taxes	31,263	3,766	7,364	(10,865)	31,528
Income taxes	8,153	1,804	102	—	10,059
Income from continuing operations, net of income taxes	23,110	1,962	7,262	(10,865)	21,469
Income from discontinued operations, net of income taxes	—	1,641	—	—	1,641
Net income	$23,110	$3,603	$7,262	$(10,865)	$23,110

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2015
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net income	$21,594	$2,338	$8,856	$(11,194)	$21,594
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	215	—	—	—	215
Foreign currency translation adjustment	(1,447)	—	(1,447)	1,447	(1,447)
Other comprehensive income (loss), net of tax	(1,232)	—	(1,447)	1,447	(1,232)
Comprehensive income	$20,362	$2,338	$7,409	$(9,747)	$20,362

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

Choice Hotels International, Inc.
Condensed Consolidating Balance Sheet
As of March 31, 2015
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$5,460	$20	$195,064	$—	$200,544
Receivables, net	92,210	1,856	7,947	—	102,013
Other current assets	15,840	44,814	3,071	(9,010)	54,715
Total current assets	113,510	46,690	206,082	(9,010)	357,272
Property and equipment, at cost, net	28,756	37,171	14,130	—	80,057
Goodwill	60,620	5,193	—	—	65,813
Franchise rights and other identifiable intangibles, net	3,766	1,323	2,912	—	8,001
Notes receivable, net of allowances	11,783	36,319	679	—	48,781
Investments, employee benefit plans, at fair value	—	17,916	—	—	17,916
Investment in affiliates	438,965	29,443	—	(468,408)	—
Advances to affiliates	16,594	201,673	8,706	(226,973)	—
Deferred income taxes	11,706	7,132	83	—	18,921
Other assets	6,691	25,009	32,661	—	64,361
Total assets	$692,391	$407,869	$265,253	$(704,391)	$661,122
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$10,035	$41,405	$3,191	$—	$54,631
Accrued expenses	19,294	18,140	1,980	—	39,414
Deferred revenue	12,620	60,672	616	—	73,908
Current portion of long-term debt	11,250	725	387	—	12,362
Deferred compensation and retirement plan obligations	—	177	—	—	177
Other current liabilities	—	10,406	—	(9,010)	1,396
Total current liabilities	53,199	131,525	6,174	(9,010)	181,888
Long-term debt	785,665	3,783	10,180	—	799,628
Deferred compensation and retirement plan obligations	—	24,246	13	—	24,259
Advances from affiliates	219,024	414	7,535	(226,973)	—
Other liabilities	47,996	18,044	2,800	—	68,840
Total liabilities	1,105,884	178,012	26,702	(235,983)	1,074,615
Total shareholders’ (deficit) equity	(413,493)	229,857	238,551	(468,408)	(413,493)
Total liabilities and shareholders’ deficit	$692,391	$407,869	$265,253	$(704,391)	$661,122

Choice Hotels International, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2014
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$25,290	$25	$189,564	$—	$214,879
Receivables, net	82,195	1,194	8,292	—	91,681
Other current assets	25,152	33,585	1,875	(15,758)	44,854
Total current assets	132,637	34,804	199,731	(15,758)	351,414
Property and equipment, at cost, net	25,300	37,675	14,334	—	77,309
Goodwill	60,620	5,193	—	—	65,813
Franchise rights and other identifiable intangibles, net	4,380	1,479	3,053	—	8,912
Notes receivable, net of allowances	11,847	27,895	699	—	40,441
Investments, employee benefit plans, at fair value	—	17,539	—	—	17,539
Investment in affiliates	424,600	31,139	—	(455,739)	—
Advances to affiliates	15,670	222,500	7,793	(245,963)	—
Deferred income taxes	9,418	10,429	699	—	20,546
Other assets	7,228	23,891	34,177	—	65,296
Total assets	$691,700	$412,544	$260,486	$(717,460)	$647,270
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$15,588	$37,970	$3,566	$—	$57,124
Accrued expenses	28,719	32,649	2,162	—	63,530
Deferred revenue	8,467	57,339	576	—	66,382
Current portion of long-term debt	11,250	718	381	—	12,349
Deferred compensation and retirement plan obligations	—	628	—	—	628
Other current liabilities	—	15,843	—	(15,758)	85
Total current liabilities	64,024	145,147	6,685	(15,758)	200,098
Long-term debt	767,760	3,966	10,356	—	782,082
Deferred compensation and retirement plan obligations	—	23,978	9	—	23,987
Advances from affiliates	237,973	341	7,649	(245,963)	—
Other liabilities	50,744	16,116	3,044	—	69,904
Total liabilities	1,120,501	189,548	27,743	(261,721)	1,076,071
Total shareholders’ (deficit) equity	(428,801)	222,996	232,743	(455,739)	(428,801)
Total liabilities and shareholders' deficit	$691,700	$412,544	$260,486	$(717,460)	$647,270

Choice Hotels International, Inc.
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2015
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided (used) by operating activities	$(20,715)	$(2,457)	$7,337	$—	$(15,835)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(4,712)	(2,060)	(32)	—	(6,804)
Proceeds from sales of assets	—	—	1,592	—	1,592
Equity method investments	—	(1,177)	(744)	—	(1,921)
Purchases of investments, employee benefit plans	—	(1,089)	—	—	(1,089)
Proceeds from sales of investments, employee benefit plans	—	925	—	—	925
Collections of mezzanine and other notes receivable	105	—	—	—	105
Advances to and investments in affiliates	—	(35)	—	35	—
Divestment in affiliates	—	1,592	—	(1,592)	—
Other items, net	(77)	—	—	—	(77)
Net cash provided (used) by investing activities	(4,684)	(1,844)	816	(1,557)	(7,269)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings pursuant to revolving credit facility	20,700	—	—	—	20,700
Principal payments on long-term debt	(2,813)	(177)	(92)	—	(3,082)
Proceeds from contributions from affiliates	—	—	35	(35)	—
Distributions to affiliates	—	—	(1,592)	1,592	—
Purchases of treasury stock	(6,227)	—	—	—	(6,227)
Dividends paid	(11,710)	—	—	—	(11,710)
Excess tax benefits from stock-based compensation	—	4,473	—	—	4,473
Proceeds from exercise of stock options	5,619	—	—	—	5,619
Net cash provided (used) by financing activities	5,569	4,296	(1,649)	1,557	9,773
Net change in cash and cash equivalents	(19,830)	(5)	6,504	—	(13,331)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(1,004)	—	(1,004)
Cash and cash equivalents at beginning of period	25,290	25	189,564	—	214,879
Cash and cash equivalents at end of period	$5,460	$20	$195,064	$—	$200,544

Choice Hotels International, Inc.
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2014
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided (used) by operating activities	$4,252	$(5,359)	$6,371	$—	$5,264

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(1,359)	(1,444)	(212)	—	(3,015)
Equity method investments	—	(98)	(3,281)	—	(3,379)
Purchases of investments, employee benefit plans	—	(890)	—	—	(890)
Proceeds from sales of investments, employee benefit plans	—	281	—	—	281
Issuance of mezzanine and other notes receivable	(587)	—	—	—	(587)
Collections of mezzanine and other notes receivable	68	—	—	—	68
Proceeds from sale of assets	—	8,703	—	—	8,703
Advances to and investments in affiliates	(1,000)	(2,314)	—	3,314	—
Other items, net	(154)	—	—	—	(154)
Net cash provided (used) by investing activities	(3,032)	4,238	(3,493)	3,314	1,027

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings pursuant to revolving credit facility	15,000	—	—	—	15,000
Principal payments on long-term debt	(1,875)	(174)	(3)	—	(2,052)
Purchase of treasury stock	(4,530)	—	—	—	(4,530)
Dividends paid	(10,784)	—	—	—	(10,784)
Excess tax benefits from stock-based compensation	—	1,024	—	—	1,024
Proceeds from contributions from affiliates	—	—	3,314	(3,314)	—
Proceeds from exercise of stock options	1,547	—	—	—	1,547
Net cash provided (used) by financing activities	(642)	850	3,311	(3,314)	205
Net change in cash and cash equivalents	578	(271)	6,189	—	6,496
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	587	—	587
Cash and cash equivalents at beginning of period	9,785	569	157,441	—	167,795
Cash and cash equivalents at end of period	$10,363	$298	$164,217	$—	$174,878

15.	Reportable Segment Information

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
The Company evaluates its segments based primarily on the results of the segment without allocating corporate expenses, income taxes or indirect general and administrative expenses. Equity in earnings or losses from franchising related joint ventures is allocated to the Company's franchising segment. Corporate and Other revenue and expenses consist primarily of overhead selling, general and administrative costs such as finance, legal, human resources and other general administrative expenses that are not allocated to the Company's two segments and activity related to the ownership of a commercial office building leased to a third party. As described in Note 4, certain interest expenses related to the Company's marketing and reservation activities are allocated to the franchising segment. The Company does not allocate the remaining interest expense, interest income, other gains and losses or income taxes to its segments.
The following table presents the financial information for the Company's segments:

	Three Months Ended March 31, 2015				Three Months Ended March 31, 2014
(In thousands)	Franchising	SkyTouch Technology	Corporate & Other	Consolidated	Franchising	SkyTouch Technology	Corporate & Other	Consolidated

Revenues	$174,642	$270	$333	$175,245	$159,683	$53	$—	$159,736
Operating income (loss)	$57,457	$(5,430)	$(10,623)	$41,404	$54,210	$(3,506)	$(9,532)	$41,172
Income (loss) from continuing operations before income taxes	$56,452	$(5,430)	$(19,988)	$31,034	$54,219	$(3,506)	$(19,185)	$31,528

16.	Commitments and Contingencies
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
The Company believes the likelihood of having to perform under the aforementiond limited payment guarantees was remote at March 31, 2015 and December 31, 2014.
Commitments
The Company has the following commitments outstanding at March 31, 2015:

•
The Company occasionally provides financing in the form of forgivable promissory notes or cash incentives to franchisees for property improvements, hotel development efforts and other purposes. At March 31, 2015, the Company had commitments to extend an additional $32.5 million for these purposes provided certain conditions are met by its franchisees, of which $12.1 million is expected to be advanced in the next twelve months.

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

17. Discontinued Operations

In the first quarter of 2014, the Company's management approved a plan to sell the three Company-owned hotels operated under the MainStay Suites brand and completed the disposal of these hotels during 2014. The Company determined that this disposal transaction met the definition of a discontinued operation since the operations and cash flows of this component has been eliminated from the on-going operations of the Company and the Company will not have significant continuing involvement in the operations of the hotels after the disposal transaction.

The operations related to these three Company-owned hotels were reported as a component of "Corporate and Other" for segment reporting purposes. The results of operations for the three months ended March 31, 2015 and 2014 and the Company's financial position as of March 31, 2015 and December 31, 2014 presented in these Consolidated Financial Statements reflect these three Company-owned hotels as discontinued operations. Summarized financial information related to the discontinued operations is as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Revenues
Hotel operations	$—	$690
Total revenues	—	690
Expenses
Hotel operations	—	662
Total operating expenses	—	662
Operating income	—	28
Gain on disposal of discontinued operations	—	2,581
Income from discontinued operations before income taxes	—	2,609
Income taxes	—	968
Income from discontinued operations	$—	$1,641

	As of March 31, 2015	As of December 31, 2014
	(in thousands)
Total assets	$—	$—

Accounts payable	$—	$45
Income taxes payable	—	994
Total liabilities	$—	$1,039

Net assets (liabilities) of discontinued operations	$—	$(1,039)

18. Subsequent Events

On May 1, 2015, the Company's board of directors declared a quarterly cash dividend of 0.195 per share of common stock. The dividend is payable on July 15, 2015 to stockholders of record on July 1, 2015. Based on the Company's share count at March 31, 2015, total dividends to be paid are expected to be approximately $11.2 million.

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

Overview
We are a primarily a hotel franchisor with franchise agreements representing 6,362 hotels open and 615 hotels under construction, awaiting conversion or approved for development as of March 31, 2015, with 503,291 rooms and 49,149 rooms, respectively, in 50 states, the District of Columbia and over 35 countries and territories outside the United States. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Ascend Hotel Collection®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, and Cambria hotel and suites® (collectively, the "Choice brands").

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
As a result of our use of master franchising relationships and international market conditions, total revenues from international franchising operations comprised 6% of our total revenues for the three months ended March 31, 2015, while representing approximately 18% of hotels open at March 31, 2015. Therefore, our description of the franchise system is primarily focused on the domestic operations.
Our Company generates revenues, income and cash flows primarily from initial, relicensing and continuing royalty fees attributable to our franchise agreements. Revenues are also generated from qualified vendor arrangements and other sources. The hotel industry is seasonal in nature. For most hotels, demand is lower in November through February than during the remainder of the year. Our principal source of revenues is franchise fees based on the gross room revenues of our franchised properties. The Company's franchise fee revenues reflect the industry's seasonality and historically have been lower in the first and fourth quarters than in the second or third quarters.
With a focus on hotel franchising instead of ownership, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our business provides opportunities to improve operating results by increasing the number of franchised hotel rooms and effective royalty rates of our franchise contracts resulting in increased initial fee and relicensing revenue, ongoing royalty fees and procurement services revenues. In addition, our operating results can also be improved through our company-wide efforts related to improving property level performance. The Company currently estimates, based on its current domestic portfolio of hotels under franchise, a 1% change in revenue per available room ("RevPAR") or rooms under franchise would increase or decrease annual domestic royalty revenues by approximately $2.8 million and a 1 basis point change in the Company's effective royalty rate would increase or decrease annual domestic royalties by approximately $0.7 million. In addition to these revenues, we also collect marketing and reservation system fees to support centralized marketing and reservation activities for the franchise system. The Company's hotel franchising business currently has relatively low capital expenditure requirements.
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

We believe that executing our strategic priorities creates value for our shareholders. Our Company focuses on two key goals:
Profitable Growth. Our success is dependent on improving the performance of our hotels, increasing our system size by selling additional hotel franchises, effective royalty rate improvement and maintaining a disciplined cost structure. We attempt to improve our franchisees’ revenues and overall profitability by providing a variety of products and services designed to increase business delivery to and/or reduce operating and development costs for our franchisees. These products and services include national marketing campaigns, maintaining a guest loyalty program, a central reservation system, property and yield management systems, quality assurance standards and qualified vendor relationships. We believe that healthy brands, which deliver a compelling return on investment for franchisees, will enable us to sell additional hotel franchises and raise royalty rates over time. We have established multiple brands that meet the needs of many types of guests, and can be developed at various price points and applied to both new and existing hotels. This is intended to ensure that we have brands suitable for creating growth in a variety of market conditions. Improving the performance of the hotels under franchise, growing the system through additional franchise sales and improving franchise agreement pricing while maintaining a disciplined cost structure are the keys to profitable growth.
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
Historically, we have returned value to our shareholders through share repurchases and dividends. In 1998, our board of directors instituted a share repurchase program which has generated substantial value for our shareholders. Since the program's inception through March 31, 2015, we have repurchased 46.7 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.2 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 79.7 million shares at an average price of $14.55 per share. The Company did not purchased any shares of common stock under the share repurchase program during the three months ended March 31, 2015. At March 31, 2015, we had approximately 3.0 million shares remaining under the current share repurchase authorization. We currently believe that our cash flows from operations will support our ability to complete the current repurchase authorization. Upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
The Company commenced paying quarterly dividends in 2004 and in 2012 the Company elected to pay a special cash dividend totaling approximately $600 million. The Company currently maintains the payment of a quarterly dividend on its common shares outstanding, however the declaration of future dividends are subject to the discretion of the board of directors. During the fourth quarter of 2014, the Company's board of directors announced a 5% increase to the quarterly dividend rate to $0.195 per common share outstanding. During the three months ended March 31, 2015, we paid cash dividends totaling approximately $11.7 million. We expect to continue to pay dividends in the future, subject to declaration by our board of directors as well as future business performance, economic conditions, changes in income tax regulations and other factors. Based on the present dividend rate and outstanding share count, we expect that aggregate annual regular dividends for 2015 would be approximately $45.4 million.
The Company also allocates capital to exploring growth opportunities in business areas that are adjacent or complementary to our core hotel franchising business, which leverage our core competencies and are additive to our franchising business model. The timing and amount of these investments are subject to market and other conditions and include the following:
Our board of directors authorized a program which permits us to offer financing, investment and guaranty support to qualified franchisees as well as allows us to acquire and resell real estate to incent franchise development for certain brands in strategic markets. As a result over the next several years, we expect to deploy capital pursuant to this program opportunistically to promote growth of our emerging brands. The amount and timing of the investment in this program will be dependent on market and other conditions and we generally expect to recycle these investments within a five year period.
In March 2013, the Company announced the launch of a new division, SkyTouch Technology ("SkyTouch"), which develops and markets cloud-based technology products for the hotel industry. In conjunction with continued launch of this new line of business, the Company expects to incur costs in excess of revenues earned as it further develops SkyTouch's product offerings and invests in sales and marketing during 2015.
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
Franchising Revenues: The Company utilizes franchising revenues, which exclude revenues from marketing and reservation system activities, the SkyTouch division and revenue generated from the ownership of an office building that is leased to a third-party, rather than total revenues when analyzing the performance of the business. Marketing and reservation activities are excluded from franchising revenues since the Company is contractually required by its franchise agreements to use the fees collected for marketing and reservation activities; as such, no income or loss to the Company is generated. Cumulative marketing and reservation system fees not expended are recorded as a liability in the Company’s financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements. Cumulative marketing and reservation expenditures incurred in excess of fees collected for marketing and reservation activities are deferred and recorded as an asset in the Company’s financial statements and recovered in future periods. SkyTouch is a division of the Company that develops and markets cloud-based technology products, including inventory management, pricing and connectivity to third party channels, to hoteliers not under franchise agreements with the Company. SkyTouch operations are excluded from franchising revenues since those operations do not reflect the Company's core franchising business but represent an adjacent, complimentary line of business. This non-GAAP measure is a commonly used measure of performance in our industry and facilitates comparisons between the Company and its competitors.
Calculation of Franchising Revenues

	Three Months Ended March 31,
	(in thousands)
	2015	2014

Total Revenues	$175,245	$159,736
Adjustments:
Marketing and reservation system revenues	(98,713)	(89,606)
SkyTouch and other	(603)	(53)
Franchising Revenues	$75,929	$70,077

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

Calculation of Adjusted EBITDA

	Three Months Ended March 31,
	(in thousands)
	2015	2014

Income from continuing operations, net of income taxes	$21,594	$21,469
Income taxes	9,440	10,059
Interest expense	10,179	10,171
Interest income	(346)	(503)
Other (gains) and losses	(468)	(59)
Equity in net loss of affiliates	1,005	35
Depreciation and amortization	2,690	2,278
Adjusted EBITDA	$44,094	$43,450

Operations Review
Comparison of Operating Results for the Three-Month Periods Ended March 31, 2015 and 2014

Summarized financial results for the three months ended March 31, 2015 and 2014 are as follows:

(in thousands)	2015	2014
REVENUES:
Royalty fees	$62,431	$58,540
Initial franchise and relicensing fees	5,717	3,740
Procurement services	4,807	4,778
Marketing and reservation	98,713	89,606
Other	3,577	3,072
Total revenues	175,245	159,736
OPERATING EXPENSES:
Selling, general and administrative	32,438	26,680
Depreciation and amortization	2,690	2,278
Marketing and reservation	98,713	89,606
Total operating expenses	133,841	118,564
Operating income	41,404	41,172
OTHER INCOME AND EXPENSES, NET:
Interest expense	10,179	10,171
Interest income	(346)	(503)
Other (gains) and losses	(468)	(59)
Equity in net loss of affiliates	1,005	35
Total other income and expenses, net	10,370	9,644
Income from continuing operations before income taxes	31,034	31,528
Income taxes	9,440	10,059
Income from continuing operations, net of income taxes	21,594	21,469
Income from discontinued operations, net of income taxes	—	1,641
Net income	$21,594	$23,110

Results of Operations
The Company recorded income from continuing operations before income taxes of $31.0 million for the three month period ended March 31, 2015, a $0.5 million, or 2% decrease from the same period of the prior year. The decrease in income from continuing operations primarily reflects a $0.2 million increase in operating income offset by an increase in losses from our unconsolidated joint ventures of $1.0 million during the three months ended March 31, 2015.
Operating income increased $0.2 million as the Company's franchising revenues increased by $5.9 million or 8% partially offset by a $5.8 million or 22% increase in SG&A expenses. Adjusted EBITDA for the three months ended March 31, 2015 increased $0.6 million or 1% to $44.1 million. The key drivers of these fluctuations are described in more detail below.
Franchising Revenues: Franchising revenues were $75.9 million for the three months ended March 31, 2015 compared to $70.1 million for the three months ended March 31, 2014, an increase of 8%. The increase in franchising revenues is primarily due to a $3.9 million or 7% increase in royalty revenues and a $2.0 million or 53% increase in initial and relicensing fees.
Royalty Fees
Domestic royalty fees for the three months ended March 31, 2015 increased $4.6 million to $57.8 million, an increase of 9% compared to the three months ended March 31, 2014. The increase in royalties is attributable to a combination of factors including a 9.6% increase in RevPAR partially offset by a 1.1% decline in the number of domestic franchised hotel rooms open and operating and a 2 basis point decline in the effective royalty rate from 4.33% to 4.31%. System-wide RevPAR increased due to a combination of a 3.7% increase in average daily rates and a 300 basis point increase in occupancy rates.
A summary of the Company's domestic franchised hotels operating information is as follows:

	For the Three Months Ended March 31, 2015*			For the Three Months Ended March 31, 2014*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$82.90	57.4%	$47.55	$79.22	54.8%	$43.40	4.6%	260	bps	9.6%
Comfort Suites	90.12	64.4%	58.02	86.84	60.8%	52.84	3.8%	360	bps	9.8%
Sleep	76.44	59.5%	45.48	72.87	55.6%	40.49	4.9%	390	bps	12.3%
Quality	70.18	52.6%	36.93	67.53	49.6%	33.50	3.9%	300	bps	10.2%
Clarion	75.30	51.5%	38.74	70.95	48.8%	34.61	6.1%	270	bps	11.9%
Econo Lodge	54.41	47.9%	26.06	52.67	44.3%	23.32	3.3%	360	bps	11.7%
Rodeway	53.85	52.7%	28.40	51.21	49.4%	25.32	5.2%	330	bps	12.2%
MainStay	73.58	66.4%	48.85	70.76	64.8%	45.83	4.0%	160	bps	6.6%
Suburban	46.48	74.1%	34.42	43.23	70.3%	30.38	7.5%	380	bps	13.3%
Ascend Hotel Collection	113.19	60.8%	68.79	111.34	58.2%	64.75	1.7%	260	bps	6.2%
Total	$74.59	55.7%	$41.57	$71.94	52.7%	$37.92	3.7%	300	bps	9.6%
___________________
*Operating statistics exclude Cambria hotel & suites since the operating statistics are not representative of a stabilized brand which the Company defines as having at least 25 units open and operating for a twelve month period.
The number of domestic rooms on-line decreased by 4,624 rooms or 1.1% to 397,793 as of March 31, 2015 from 402,417 as of March 31, 2014. The total number of domestic hotels on-line increased by 0.2% to 5,219 as of March 31, 2015 from 5,211 as of March 31, 2014. The decline in the number of rooms in the domestic system primarily reflects the Company's multi-year strategy to rejuvenate the Comfort family of brands by terminating under-performing hotels that no longer meet the Comfort brand standards. Hotels terminated from the Comfort brand family may be repositioned to a more suitable brand within the Company's family of brands or exit our franchise system. While the total number of domestic units on-line continues to grow, the unit growth has been driven primarily by brands with lower average room counts than the Comfort brand.

A summary of domestic hotels and rooms on-line at March 31, 2015 and 2014 by brand is as follows:

	March 31, 2015		March 31, 2014		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	%	%
Comfort Inn	1,234	95,281	1,297	101,099	(63)	(5,818)	(4.9)%	(5.8)%
Comfort Suites	576	44,519	590	45,609	(14)	(1,090)	(2.4)%	(2.4)%
Sleep	368	26,533	381	27,517	(13)	(984)	(3.4)%	(3.6)%
Quality	1,292	104,654	1,236	102,327	56	2,327	4.5%	2.3%
Clarion	180	25,380	191	27,393	(11)	(2,013)	(5.8)%	(7.3)%
Econo Lodge	853	52,602	840	51,544	13	1,058	1.5%	2.1%
Rodeway	475	26,158	449	25,077	26	1,081	5.8%	4.3%
MainStay	46	3,571	43	3,329	3	242	7.0%	7.3%
Suburban	63	7,048	63	7,152	—	(104)	—%	(1.5)%
Ascend Hotel Collection	110	9,405	103	9,251	7	154	6.8%	1.7%
Cambria hotel & suites	22	2,642	18	2,119	4	523	22.2%	24.7%
Total Domestic Franchises	5,219	397,793	5,211	402,417	8	(4,624)	0.2%	(1.1)%
Domestic hotels open and operating declined by 2 hotels during the three months ended March 31, 2015 compared to a net increase of 31 domestic hotels open and operating during the three months ended March 31, 2014. Gross domestic franchise additions decreased from 67 for the three months ended March 31, 2014 to 56 for the same period of 2015. New construction hotels represented 14 of the gross domestic additions during the three months ended March 31, 2015 as compared to 8 new construction hotel openings in the same period of the prior year. Gross domestic additions for conversion hotels during the three months ended March 31, 2015 decreased by 17 units to 42 from 59 for the three months ended March 31, 2014. The decline in conversion hotel gross openings primarily reflects the variability in the timing of hotel openings from period to period. The timing of conversion hotel openings are impacted by various factors including the complexity of the property improvement plans required to be completed prior to opening but typically open within three to four months after the execution of a franchise agreement. The Company expects the number of new franchise units that will open during 2015 to increase from 302 hotels in 2014 to 361 hotels. The projected increase in gross openings primarily reflects an additional 24 new construction openings as well as a 35 unit increase in conversion openings. The increase in new construction openings reflects the improving hotel development environment which has resulted in an increase in new construction executed franchise agreements since 2012. New construction hotels typically average 18 to 36 months to open after the franchise agreement is executed.
Net domestic franchise terminations increased from 36 in the three months ended March 31, 2014 to 58 for the three months ended March 31, 2015. The increase in net terminations is primarily related to the removal of hotels for non-compliance with the Company's rules, regulations and standards as well as non-payment of franchise fees. As industry supply growth continues to improve and return to historical levels, the Company will continue to execute its strategy to replace franchised hotels that do not meet our brand standards or are under-performing in their market.
International royalties declined $0.7 million from $5.4 million for the three months ended March 31, 2014 to $4.7 million for the three months ended March 31, 2015 despite a 0.7% increase in the number of rooms available primarily due to the negative impact of foreign currency fluctuations in the various countries that we operate. International rooms open and operating increased from 104,735 as of March 31, 2014 to 105,498 as of March 31, 2015, however, the total number of international hotels declined 0.9% from 1,153 as of March 31, 2014 to 1,143 as of March 31, 2015.
Initial Franchise and Relicensing Fees
Domestic initial franchise fee revenue, included in the initial franchise and relicensing fees caption on the Company's statements of income, generated from executed franchise agreements increased $1.2 million to $3.0 million for the three months ended March 31, 2015 from $1.8 million for the three months ended March 31, 2014. Domestic initial fee revenue increased approximately 67% as there has been a 68% increase in executed franchise agreements from 59 franchise agreements, representing 4,690 rooms, executed in the first quarter of 2014 compared to 99 franchise agreements, representing 6,530 rooms executed in the first quarter of 2015.
During the first quarter of 2015, 23 of the executed agreements were for new construction hotel franchises representing 1,487 rooms compared to 19 contracts representing 1,413 rooms for the three months ended March 31, 2014. The increase in new construction franchise agreements primarily reflects a gradual improvement of the lending environment for hotel construction and improving lodging fundamentals including an increasing RevPAR environment and low industry supply growth which are typically catalysts for increased construction of new hotels. Conversion hotel executed franchise agreements totaled 76 representing 5,043 rooms for the three months ended March 31, 2015 compared to 40 agreements representing 3,277 rooms for the same period a year ago. The increase in conversion deals primarily reflect the Company's continued focus on growing its Ascend Hotel Collection as well as increased developer interest in the Quality brand particularly from owners who are unwilling or unable to meet the Company's increasing brand and property standards required to operate their hotel within in the Comfort family of brands.
A summary of executed domestic franchise agreements by brand for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	4	7	11	3	3	6	33%	133%	83%
Comfort Suites	5	2	7	1	—	1	400%	NM	600%
Sleep	5	—	5	4	—	4	25%	NM	25%
Quality	2	29	31	1	10	11	100%	190%	182%
Clarion	—	3	3	—	2	2	NM	50%	50%
Econo Lodge	—	9	9	—	6	6	NM	50%	50%
Rodeway	—	14	14	1	15	16	(100)%	(7)%	(13)%
MainStay	4	—	4	4	—	4	—%	NM	—%
Suburban	—	2	2	1	1	2	(100)%	100%	—%
Ascend Hotel Collection	1	10	11	3	3	6	(67)%	233%	83%
Cambria hotel & suites	2	—	2	1	—	1	100%	NM	100%
Total Domestic System	23	76	99	19	40	59	21%	90%	68%
Relicensing fees include fees charged to the new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system as well as fees required to renew expiring franchise contracts. Domestic relicensing and renewal revenues increased $0.7 million or 38% from $1.8 million for the three months ended March 31, 2014 to $2.5 million for the three months ended March 31, 2015. The increase in revenues is due to a 20% increase in the execution of domestic relicensing and renewal contracts and an increase in the average fees per contract. Domestic relicensing and renewal contracts increased from 83 in the first quarter of 2014 to 100 for the three months ended March 31, 2015.
As of March 31, 2015, the Company had 519 franchised hotels with 39,252 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 398 hotels and 30,261 rooms at March 31, 2014. The number of new construction franchised hotels in the Company's domestic pipeline increased 36% to 326 at March 31, 2015 from 240 at March 31, 2014. The number of conversion franchised hotels in the Company's domestic pipeline increased by 35 hotels or 22% from 158 hotels at March 31, 2014 to 193 hotels at March 31, 2015. The Company had an additional 96 franchised hotels with 9,897 rooms under construction, awaiting conversion or approved for development in its international system as of March 31, 2015 compared to 95 hotels and 8,902 rooms at March 31, 2014. While the Company's hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.

A summary of the domestic franchised hotels pipeline, which includes hotels under construction, awaiting conversion and approved for development, at March 31, 2015 and 2014 by brand is as follows:

							Variance
	March 31, 2015			March 31, 2014			Conversion		New Construction		Total
	Conversion	New Construction	Total	Conversion	New Construction	Total	Units	%	Units	%	Units	%
Comfort Inn	33	62	95	39	51	90	(6)	(15)%	11	22%	5	6%
Comfort Suites	3	74	77	2	46	48	1	50%	28	61%	29	60%
Sleep	2	73	75	1	48	49	1	100%	25	52%	26	53%
Quality	54	6	60	38	4	42	16	42%	2	50%	18	43%
Clarion	10	2	12	6	2	8	4	67%	—	—%	4	50%
Econo Lodge	28	4	32	20	2	22	8	40%	2	100%	10	45%
Rodeway	34	3	37	33	2	35	1	3%	1	50%	2	6%
MainStay	1	47	48	2	35	37	(1)	(50)%	12	34%	11	30%
Suburban	6	12	18	6	17	23	—	—%	(5)	(29)%	(5)	(22)%
Ascend Hotel Collection	22	20	42	11	12	23	11	100%	8	67%	19	83%
Cambria hotel & suites	—	23	23	—	21	21	—	NM	2	10%	2	10%
	193	326	519	158	240	398	35	22%	86	36%	121	30%

Selling, General and Administrative Expenses: The cost to operate the business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $32.4 million for the three months ended March 31, 2015, an increase of $5.8 million or 22% from the three months ended March 31, 2014.
SG&A expenses for the three months ended March 31, 2015 and 2014 include approximately $5.4 million and $3.3 million, respectively related to the Company's SkyTouch division. The increase in expenses related to SkyTouch primarily reflects increased investment in the division's sales and marketing efforts and product development.
Excluding the SG&A expenses for the SkyTouch division, SG&A for the three months ended March 31, 2015 increased $3.6 million or 15% from the prior year. This increase in SG&A primarily reflects general inflationary cost increases as well as additional expenses related to an expansion of the Company's franchised hotel quality assurance program; increased variable franchise sales compensation due to a 68% increase in domestic executed franchise agreements; increased investment in franchise sales personnel; a $0.5 million increase in compensation related to the increased fair value of investments held in the Company's non-qualified benefit plans and realized foreign currency exchange rate losses.
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
Total marketing and reservation system revenues increased 10% from $89.6 million for the three months ended March 31, 2014 to $98.7 million for the three months ended March 31, 2015. The increase in revenues was primarily due to improved system fees resulting from system growth and RevPAR increases and increasing revenues from the Choice Privileges loyalty program resulting from the growth in program membership and average daily rate increases and the recognition of $1.6 million of previously deferred revenues.

At March 31, 2015 and December 31, 2014, cumulative marketing and reservation system fees billed exceeded expenses by $42.6 million and $44.3 million, respectively, with the excess reflected as an other long-term liability in the accompanying consolidated balance sheets.
Other (Gains) and Losses: Other gains and losses increased from a gain of $0.1 million for the three months ended March 31, 2014 to a gain of $0.5 million in the same period of the current year primarily due to the fluctuations in the fair value of investments held in the Company's non-qualified employee benefit plans and a $0.3 million gain on sale of assets.
Equity in Net Loss of Affiliates: Losses recognized from unconsolidated joint ventures increased $1.0 million to $1.0 million for the three months ended March 31, 2015. These losses are primarily attributable to the results of operations during the ramp up period of operations for several recently opened hotel projects owned by unconsolidated joint ventures. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria hotel & suites hotels in strategic markets.
Income Taxes: The Company’s effective income tax rates for continuing operations were 30.4% and 31.9% for the three months ended March 31, 2015 and March 31, 2014, respectively. The effective income tax rates for the three months ended March 31, 2015 and 2014 were lower than the U.S federal income tax rate of 35% due to the recurring impact of foreign operations, partially offset by state income taxes. The effective income tax rate for the three months ended March 31, 2015 was further reduced due to the settlement of uncertain tax positions.
Discontinued Operations: In the first quarter of 2014, the Company's management approved a plan to dispose of the three Company owned Mainstay Suites hotels. As a result, the Company has reported the operations related to these three hotels as discontinued operations beginning in the first quarter of 2014. Net income from discontinued operations was $1.6 million in the first quarter of 2014 and primarily reflected a $2.6 million pre-tax gain on the sale of two of these hotels during the three months ended March 31, 2014.

Liquidity and Capital Resources
Operating Activities
During the three months ended March 31, 2015, net cash utilized by operating activities totaled $15.8 million compared to net cash provided by operating activities of $5.3 million during the three months ended March 31, 2014, a decline of $21.1 million. The decline in cash flows utilized by operating activities primarily reflects a $6.3 million decrease in cash flows from marketing and reservation activities and a $9.7 million increase in net disbursements to franchisees for property improvements and other purposes utilizing forgivable notes receivable.
Net cash provided by marketing and reservation activities totaled $4.6 million during the three months ended March 31, 2015 compared to $10.9 million during the three months ended March 31, 2014. The decline in cash provided by marketing and reservation activities primarily reflects an increase in advertising and promotional costs to support various brand programs as well as an expansion of the Company's information technology workforce to support improvements to the Company's various property management and central reservation technologies that are designed to deliver guests to our franchised hotels.
In conjunction with brand and development programs, the Company provides financing to franchisees for property improvements and other purposes in the form of forgivable notes receivable. If the franchisee remains in the system in good standing over the term of the promissory note, the Company forgives the outstanding principal balance and related interest. Since these forgivable notes are predominantly forgiven ratably over the term of the promissory note rather than repaid, the Company classifies the related issuance and collections of these notes as operating activities. During the three months ended March 31, 2015 and 2014, the Company's net advances for these purposes totaled $13.4 million and $3.6 million, respectively. The timing and amount of these cash flows is dependent on various factors including the implementation of various development and brand incentive programs, the level of franchise sales as well as the timing of hotel openings. At March 31, 2015, the Company had commitments to extend an additional $32.5 million for these purposes provided certain conditions are met by its franchisees, of which $12.1 million is expected to be advanced in the next twelve months.
Investing Activities
Cash utilized for investing activities totaled $7.3 million for the three months ended March 31, 2015 compared to net cash provided of $1.0 million for the same period of 2014. The increase in cash utilized for investing activities for the three months ended March 31, 2015 primarily reflects the following items:

During the three months ended March 31, 2015 and 2014, capital expenditures totaled $6.8 million and $3.0 million, respectively. The increase in capital expenditures from 2014 primarily reflect increased spending on upgrades of our central reservation and yield management systems as well as purchases of technology hardware.
During the three months ended March 31, 2015, the Company realized proceeds from the sales of assets totaling $1.6 million related to the sale of a parcel of land. During the three months ended March 31, 2014, the Company realized proceeds from the sale of assets totaling $8.7 million related to the sale of two company-owned Mainstay hotels.
During the three months ended March 31, 2015 and 2014, the Company invested $1.9 million and $3.4 million, respectively, in joint ventures accounted for under the equity method of accounting. The Company's investment in these joint ventures primarily relate to ventures that either support the Company's efforts to increase business delivery to its franchisees or promote growth of our emerging brands.
During the three months ended March 31, 2015 and 2014, the Company sold investments totaling $0.9 million and $0.3 million, respectively, and utilized the proceeds to distribute participant deferred compensation balances from the Company's non-qualified retirement plans. The increase in proceeds from the sale of investments primarily reflects the timing of employee terminations and their deferred compensation distribution elections.
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

Debt
Senior Unsecured Notes due 2022
On June 27, 2012, the Company issued unsecured senior notes with a principal amount of $400 million (the "2012 Senior Notes") at par, bearing a coupon of 5.75% with an effective rate of 6%. The 2012 Senior Notes will mature on July 1, 2022, with interest to be paid semi-annually on January 1st and July 1st. The Company utilized the net proceeds of this offering, after deducting underwriting discounts and commissions and other offering expenses, together with borrowings under the Company's senior credit facility, to pay a special cash dividend in 2012 totaling approximately $600.7 million. The Company's 2012 Senior Notes are guaranteed jointly, severally, fully and unconditionally, subject to certain customary limitations by certain of the Company's domestic subsidiaries.
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
At March 31, 2015, the Company maintained a total leverage ratio of approximately 3.18x, a maximum secured leverage ratio of 0.58x and a minimum fixed charge coverage ratio of approximately 5.00x. At March 31, 2015, the Company was in compliance with all financial covenants under the Credit Facility.

The Credit Facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Credit Facility to be immediately due and payable.
At March 31, 2015, the Company had $126.6 million under the Term Loan and $20.7 million outstanding under the Revolver. At December 31, 2014, the Company had $129.4 million outstanding under the Term Loan and no amounts outstanding under the Revolver.
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
Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At March 31, 2015, the Company had been advanced approximately $3.5 million pursuant to these agreements and expects to receive the remaining $0.9 million over the next several years, subject to annual appropriations by the governmental entities. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration of the Company's 10 year corporate headquarters lease in 2023 will be forgiven in full. The advances will be included in long-term debt in the Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all current performance conditions as of March 31, 2015.
Dividends
The Company currently maintains the payment of a quarterly dividend on its common stock outstanding of $0.195 per share, however, the declaration of future dividends are subject to the discretion of our board of directors. In December 2014, the Company's board of directors increased the quarterly dividend rate to $0.195 per share, beginning with the dividend payable in January 2015, representing a 5% increase from previous quarterly declarations. The Company's quarterly dividend rate declared during the three months ended March 31, 2015 remained unchanged from the previous quarterly declaration.
During the three months ended March 31, 2015, the Company paid cash dividends totaling $11.7 million. We expect to continue to pay dividends in the future, subject to the declaration of our board of directors as well as to future business performance, economic conditions, changes in income tax regulations and other factors. Based on the present dividend rate and outstanding share count, we expect that aggregate annual regular dividends for 2015 would be approximately $45.4 million.
Share Repurchases
The Company did not repurchase any shares of its common stock under the share repurchase program during the three months ended March 31, 2015. Since the program's inception through March 31, 2015, we have repurchased 46.7 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.2 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 79.7 million shares at an average price of $14.55 per share. As of March 31, 2015, the Company had approximately 3.0 million shares remaining under the current share repurchase authorization.

During the three months ended March 31, 2015, the Company redeemed 102,457 shares of common stock at a total cost of approximately $6.2 million from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were outside the share repurchase program.
Other items
Approximately $195.1 million of the Company's cash and cash equivalents at March 31, 2015 pertains to undistributed earnings of the Company's consolidated foreign subsidiaries. Since the Company's intent is for such earnings to be reinvested by the foreign subsidiaries, the Company has not provided additional U.S. income taxes on these amounts. While the Company has no intention to utilize these cash and cash equivalents in its domestic operations, any change to this policy would result in the Company incurring additional U.S. income taxes on any amounts utilized domestically.
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
The Company believes the likelihood of having to perform under the aforementiond limited payment guarantees was remote at March 31, 2015 and December 31, 2014.

Critical Accounting Policies
Our accounting policies comply with principles generally accepted in the United States. We have described below those policies that we believe are critical and require the use of complex judgment or significant estimates in their application. Additional discussion of these policies is included in Note 1 to our consolidated financial statements as of and for the year ended December 31, 2014 included in our Annual Report on Form 10-K.
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
The Company evaluates the impairment of goodwill and trademarks with indefinite lives on an annual basis, or during the year if an event or other circumstance indicates that the Company may not be able to recover the carrying amount of the asset. In evaluating these assets for impairment, the Company may elect to first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit or the indefinite lived intangible asset is less than its carrying amount. If the conclusion is that it is not more likely than not that the fair value of the asset is less than its carrying value, then no further testing is required. If the conclusion is that it is more likely than not that the fair value of the asset is less than its carrying value, then a two-step impairment test is performed for goodwill. The Company may elect to forego the qualitative assessment and move directly to the two-step impairment test for goodwill and the fair value determination for indefinite-lived intangibles. The Company determines the fair value of its reporting units and indefinite-lived intangibles using income and market methods.
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

New Accounting Standards
See Footnote No. 1 of the Notes to our Financial Statements for information related to our adoption of new accounting standards in 2015 and for information on our anticipated adoption of recently issued accounting standards.
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
Several factors could cause actual results, performance or achievements of the Company to differ materially from those expressed in or contemplated by the forward-looking statements.  Such risks include, but are not limited to, changes to general, domestic and foreign economic conditions;  foreign currency fluctuations; operating risks common in the lodging and franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees and our relationships with our franchisees; our ability to keep pace with improvements in technology utilized for marketing and reservations systems and other operating systems; our ability to grow our franchise system; exposures to risks relating to development activities; fluctuations in the supply and demand for hotels rooms; the level of acceptance of alternative growth strategies we may implement; cyber security and data breach risks; operating risks associated with international operations; the outcome of litigation; and our ability to effectively manage our indebtedness.  These and other risk factors are discussed in detail in the Risk Factors section of the Company's Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 2, 2015.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company's foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including in certain circumstances the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $18.1 million and $17.8 million at March 31, 2015 and December 31, 2014, respectively which we account for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
At March 31, 2015, the Company had $147.3 million of variable interest rate debt instruments outstanding at an effective rate of 2.3%. A hypothetical change of 10% in the Company’s effective interest rate from March 31, 2015 levels would increase or decrease annual interest expense by $0.3 million. The Company expects to refinance its fixed and variable long-term debt obligations prior to their scheduled maturities.
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
Our management, with the participation of our CEO and CFO have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of the end of the period covered by this quarterly report as required by Rules 13a-15(b) or 15d-15(b) under the Exchange Act. Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.
An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.
Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2105, that materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.
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
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed on March 2, 2015. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the three months ended March 31, 2015:

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1),(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2015	19,246	$54.75	—	3,000,000
February 28, 2015	69,937	62.13	—	3,000,000
March 31, 2015	13,274	62.38	—	3,000,000
Total	102,457	$60.78	—	3,000,000
 _______________________

(1)	The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998. The program has no fixed dollar amount or expiration date.

(2)
During the three months ended March 31, 2015, the Company redeemed 102,457 shares of common stock from employees to satisfy the option price and minimum tax-withholding requirements related to the exercising of options and vesting of restricted stock and performance vested restricted stock unit grants. These redemptions were not part of the board repurchase authorization.

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

CHOICE HOTELS INTERNATIONAL, INC.

May 7, 2015	By:	/S/ DAVID L. WHITE
David L. White
Senior Vice President, Chief Financial Officer & Treasurer