Form 10-Q
period 2015-06-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2015-08-05
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2015
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

CLASS	SHARES OUTSTANDING AT JUNE 30, 2015
Common Stock, Par Value $0.01 per share	57,608,088

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
REVENUES:
Royalty fees	$81,183	$77,670	$143,614	$136,210
Initial franchise and relicensing fees	5,816	4,722	11,533	8,462
Procurement services	8,589	8,020	13,396	12,798
Marketing and reservation	133,122	103,766	231,835	193,372
Other	3,446	3,486	7,023	6,558
Total revenues	232,156	197,664	407,401	357,400

OPERATING EXPENSES:
Selling, general and administrative	33,122	31,413	65,560	58,093
Depreciation and amortization	2,995	2,332	5,685	4,610
Marketing and reservation	133,122	103,766	231,835	193,372
Total operating expenses	169,239	137,511	303,080	256,075

Operating income	62,917	60,153	104,321	101,325
OTHER INCOME AND EXPENSES, NET:
Interest expense	11,057	10,710	21,236	20,881
Interest income	(277)	(347)	(623)	(850)
Other (gains) and losses	(1,173)	(474)	(1,641)	(533)
Equity in net loss of affiliates	431	30	1,436	65
Total other income and expenses, net	10,038	9,919	20,408	19,563
Income from continuing operations before income taxes	52,879	50,234	83,913	81,762
Income taxes	17,066	14,955	26,506	25,014
Income from continuing operations, net of income taxes	35,813	35,279	57,407	56,748
Income from discontinued operations, net of income taxes	—	121	—	1,762
Net income	$35,813	$35,400	$57,407	$58,510

Basic earnings per share
Continuing operations	$0.62	$0.61	$1.00	$0.97
Discontinued operations	—	—	—	0.03
	$0.62	$0.61	$1.00	$1.00
Diluted earnings per share
Continuing operations	$0.62	$0.60	$0.99	$0.96
Discontinued operations	—	—	—	0.03
	$0.62	$0.60	$0.99	$0.99

Cash dividends declared per share	$0.195	$0.185	$0.39	$0.37
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED, IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income	$35,813	$35,400	$57,407	$58,510
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	216	216	431	431
Foreign currency translation adjustment	175	509	(1,272)	1,030
Other comprehensive income (loss), net of tax	391	725	(841)	1,461
Comprehensive income	$36,204	$36,125	$56,566	$59,971

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED, IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	June 30, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$230,650	$214,879
Receivables (net of allowance for doubtful accounts of $9,510 and $10,084, respectively)	118,989	91,681
Deferred income taxes	26,734	23,860
Income taxes receivable	—	1,458
Investments, employee benefit plans, at fair value	174	214
Other current assets	21,030	19,322
Total current assets	397,577	351,414
Property and equipment, at cost, net	82,375	77,309
Goodwill	65,813	65,813
Franchise rights and other identifiable intangibles, net	7,268	8,912
Notes receivable, net of allowances	51,228	40,441
Investments, employee benefit plans, at fair value	18,274	17,539
Deferred income taxes	19,729	20,546
Other assets	60,329	65,296
Total assets	$702,593	$647,270
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$72,207	$57,124
Accrued expenses	56,537	63,530
Deferred revenue	70,402	66,382
Current portion of long-term debt	1,124	12,349
Deferred compensation and retirement plan obligations	174	628
Income taxes payable	1,242	85
Total current liabilities	201,686	200,098
Long-term debt	800,035	782,082
Deferred compensation and retirement plan obligations	24,237	23,987
Other liabilities	62,102	69,904
Total liabilities	1,088,060	1,076,071
Commitments and Contingencies
Common stock, $0.01 par value, 160,000,000 shares authorized; 95,065,638 shares issued at June 30, 2015 and December 31, 2014 and 57,608,088 and 57,337,720 shares outstanding at June 30, 2015 and December 31, 2014, respectively	576	573
Additional paid-in-capital	134,144	127,661
Accumulated other comprehensive loss	(7,812)	(6,971)
Treasury stock (37,457,550 and 37,727,918 shares at June 30, 2015 and December 31, 2014, respectively), at cost	(979,211)	(982,463)
Retained earnings	466,836	432,399
Total shareholders’ deficit	(385,467)	(428,801)
Total liabilities and shareholders’ deficit	$702,593	$647,270
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED, IN THOUSANDS)

	Six Months Ended
	June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$57,407	$58,510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,685	4,610
Gain on sale of assets	(1,595)	(2,849)
Provision for bad debts, net	1,197	1,383
Non-cash stock compensation and other charges	5,399	4,711
Non-cash interest and other (income) loss	1,340	719
Deferred income taxes	(2,095)	(9,273)
Equity (earnings) losses from unconsolidated joint ventures, net of distributions received	2,781	611
Changes in assets and liabilities:
Receivables	(28,856)	(39,518)
Advances to/from marketing and reservation activities, net	3,724	31,522
Forgivable notes receivable, net	(19,186)	(6,692)
Accounts payable	16,990	8,316
Accrued expenses	(6,969)	(5,247)
Income taxes payable/receivable	2,450	15,198
Deferred revenue	4,041	6,231
Other assets	(5,152)	(1,102)
Other liabilities	769	(1,298)
Net cash provided by operating activities	37,930	65,832
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(14,554)	(7,314)
Proceeds from sales of assets	6,283	12,216
Contributions to equity method investments	(2,446)	(6,946)
Distributions from equity method investments	270	—
Purchases of investments, employee benefit plans	(1,736)	(1,220)
Proceeds from sales of investments, employee benefit plans	1,087	641
Issuance of mezzanine and other notes receivable	(1,500)	(2,223)
Collections of mezzanine and other notes receivable	3,567	9,743
Other items, net	(261)	(296)
Net cash provided (used) by investing activities	(9,290)	4,601
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings pursuant to revolving credit facility	13,000	—
Proceeds from issuance of long term debt	—	26
Principal payments on long-term debt	(6,169)	(4,112)
Purchases of treasury stock	(6,244)	(4,544)
Dividends paid	(22,940)	(21,957)
Excess tax benefits from stock-based compensation	4,613	1,319
Proceeds from exercise of stock options	5,696	1,547
Net cash used by financing activities	(12,044)	(27,721)
Net change in cash and cash equivalents	16,596	42,712
Effect of foreign exchange rate changes on cash and cash equivalents	(825)	1,035
Cash and cash equivalents at beginning of period	214,879	167,795
Cash and cash equivalents at end of period	$230,650	$211,542
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Income taxes, net of refunds	$21,052	$19,594
Interest, net of capitalized interest	$19,800	$20,595
Non-cash investing and financing activities:
Dividends declared but not paid	$11,233	$10,810
Issuance of common stock pursuant to share based compensation plans	$8,244	$8,024
Investment in property and equipment acquired in accounts payable	$1,658	$688
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. As of June 30, 2015 and December 31, 2014, $7.3 million and $5.4 million, respectively, of book overdrafts representing outstanding checks in excess of funds on deposit are included in accounts payable in the accompanying consolidated balance sheets.
The Company maintains cash balances in domestic banks, which at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation. In addition, as of June 30, 2015, the Company maintains cash balances of $205 million in international banks and money market funds which do not provide deposit insurance.
Recently Adopted Accounting Guidance

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU No. 2014-08"). ASU No. 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. ASU No. 2014-08 is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The Company adopted this ASU on January 1, 2015 and it did not have a material impact on its financial statements.
Future Adoption of Recently Announced Accounting Guidance
In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts with Customers ("ASU 2014-09"), which impacts virtually all aspects of an entity's revenue recognition. ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, as well as most industry-specific guidance, and significantly enhances comparability of revenue recognition practices across entities and industries by providing a principles-based, comprehensive framework for addressing revenue recognition issues. In order for a provider of promised goods or services to recognize as revenue the consideration that it expects to receive in exchange for the promised goods or services, the provider should apply the following five steps: (1) identify the contract with a customer(s); (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 also specifies the accounting for some costs to obtain or fulfill a contract with a customer and provides enhanced disclosure requirements. On July 9, 2015 the FASB voted to defer ASU No. 2014-09 for one year, and with that deferral, the standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which will be our 2018 first quarter. However, early adoption is permitted to the original effective date of January 1, 2017. We are permitted to use either the retrospective or modified retrospective method when adopting ASU No. 2014-09. We are still assessing the potential impact that ASU No. 2014-09 will have on our financial statements and disclosures.
In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) ("ASU No. 2015-01"). ASU No. 2015-01 was issued changing the requirements for reporting extraordinary and unusual items in the income statement. The update eliminates the concept of extraordinary items. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU No. 2015-01 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this newly issued guidance is not expected to have an impact to our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) ("ASU No. 2015-02"). ASU No. 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance must be applied using one of two retrospective application methods and will be effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact, if any, the adoption of this newly issued guidance will have on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) ("ASU No. 2015-03"). ASU No. 2015-03 changes the presentation of debt issuance costs in the financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. This standard is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted and the standard is to be applied on retrospective basis. The Company currently does not believe that ASU No. 2015-03 will have a material impact on its consolidated financial position, results of operations, or cash flows.
In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill - Internal Use Software (Subtopic 350-40) ("ASU No. 2015-05"). ASU No. 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license or should be accounted for as a service contract. The standard is effective for annual reporting periods, including interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted and an entity can elect to adopt the amendment either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. The adoption of this newly issued guidance is not expected to have a material impact to our consolidated financial statements.

2. Other Current Assets
Other current assets consist of the following:

	June 30, 2015	December 31, 2014
	(in thousands)
Notes receivable, net of allowances (See Note 3)	$2,089	$3,961
Prepaid expenses	16,568	12,280
Other current assets	2,373	3,081
Total	$21,030	$19,322

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
The following table shows the composition of our notes receivable balances:

	June 30, 2015			December 31, 2014
	(in thousands)			(in thousands)
Credit Quality Indicator	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Total	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Total
Senior	$—	$11,650	$11,650	$—	$10,152	$10,152
Subordinated	—	466	466	—	3,863	3,863
Unsecured	44,360	3,795	48,155	32,379	3,995	36,374
Total notes receivable	44,360	15,911	60,271	32,379	18,010	50,389
Allowance for losses on non-impaired loans	4,688	1,480	6,168	3,661	1,540	5,201
Allowance for losses on receivables specifically evaluated for impairment	—	786	786	—	786	786
Total loan reserves	4,688	2,266	6,954	3,661	2,326	5,987
Net carrying value	$39,672	$13,645	$53,317	$28,718	$15,684	$44,402
Current portion, net	$164	$1,925	$2,089	$124	$3,837	$3,961
Long-term portion, net	39,508	11,720	51,228	28,594	11,847	40,441
Total	$39,672	$13,645	$53,317	$28,718	$15,684	$44,402

The Company classifies notes receivable due within one year as other current assets in the Company’s consolidated balance sheets.
The following table summarizes the activity related to the Company’s Forgivable Notes Receivable and Mezzanine and Other Notes Receivable allowance for losses for the six months ended June 30, 2015:

	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable
	(in thousands)
Beginning balance	$3,661	$2,326
Provisions	1,353	—
Recoveries	(383)	(60)
Write-offs	(330)	—
Other(1)	387	—
Ending balance	$4,688	$2,266

(1) Consists of default rate assumption changes

Forgivable Notes Receivable
As of June 30, 2015 and December 31, 2014, the unamortized balance of the Company's forgivable notes receivable totaled $44.4 million and $32.4 million, respectively. The Company recorded an allowance for credit losses on these forgivable notes receivable of $4.7 million and $3.7 million at June 30, 2015 and December 31, 2014, respectively. Amortization expense included in the accompanying consolidated statements of income related to the notes for the three months ended June 30, 2015 and 2014 was $2.1 million and $1.2 million, respectively. Amortization expense for the six months ended June 30, 2015 and 2014 was $3.9 million and $2.4 million, respectively.
Past due balances of forgivable notes receivable are as follows:

	30-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
	(in thousands)
As of June 30, 2015
Forgivable Notes	$—	$1,238	$1,238	$43,122	$44,360
	$—	$1,238	$1,238	$43,122	$44,360

As of December 31, 2014
Forgivable Notes	$—	$1,227	$1,227	$31,152	$32,379
	$—	$1,227	$1,227	$31,152	$32,379
Mezzanine and Other Notes Receivable
The Company determined that approximately $0.8 million of its mezzanine and other notes receivable were impaired at both June 30, 2015 and December 31, 2014, respectively. The Company recorded allowance for credit losses on these impaired loans at both June 30, 2015 and December 31, 2014 totaling $0.8 million. For the six months ended June 30, 2015 and 2014, the average mezzanine and other notes receivable on non-accrual status was approximately $0.8 million and $12.2 million, respectively. The Company recognized approximately $0 and $33 thousand of interest income on impaired loans during the three and six months ended June 30, 2015, respectively, on the cash basis. The Company recognized approximately $22 thousand and $76 thousand of interest income on impaired loans during the three and six months ended June 30, 2014. The Company provided loan reserves on non-impaired loans totaling $1.5 million at both June 30, 2015 and December 31, 2014.
Past due balances of mezzanine and other notes receivable by credit quality indicators are as follows:

	30-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
	(in thousands)
As of June 30, 2015
Senior	$—	$—	$—	$11,650	$11,650
Subordinated	—	—	—	466	466
Unsecured	—	47	47	3,748	3,795
	$—	$47	$47	$15,864	$15,911
As of December 31, 2014
Senior	$—	$—	$—	$10,152	$10,152
Subordinated	—	—	—	3,863	3,863
Unsecured	—	47	47	3,948	3,995
	$—	$47	$47	$17,963	$18,010

4.	Marketing and Reservation Activities
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
At June 30, 2015 and December 31, 2014, cumulative marketing and reservation system fees billed exceeded expenses by $35.7 million and $44.3 million, respectively, with the excess reflected as an other long-term liability in the accompanying consolidated balance sheets. Depreciation and amortization expense attributable to marketing and reservation activities for the three and six and months ended June 30, 2015 were $5.8 million and $11.2 million, respectively. Depreciation and amortization expense attributable to marketing and reservation activities for the three and six months ended June 30, 2014 were $4.3 million and $8.0 million, respectively. Interest expense attributable to marketing and reservation activities for the three and six months ended June 30, 2015 was $7 thousand and $16 thousand, respectively.  Interest expense attributable to marketing and reservation activities for the three and six months ended June 30, 2014 was $0.3 million and $1.0 million, respectively.

5.	Other Assets
Other assets consist of the following:

	June 30, 2015	December 31, 2014
	(in thousands)
Equity method investments	$46,541	$50,605
Deferred financing fees, net	7,376	7,228
Land	2,711	4,011
Other assets	3,701	3,452
Total	$60,329	$65,296

Equity Method Investments - Variable Interest Entities

Equity method investments include investments in joint ventures totaling $43.8 million and $47.1 million at June 30, 2015 and December 31, 2014, respectively that the Company determined to be variable interest entities ("VIEs"). These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria hotel & suites hotels in strategic markets. Based on an analysis of who has the power to direct the activities that most significantly impact these entities performance and who has an obligation to absorb losses of these entities or a right to receive benefits from these entities that could potentially be significant to the entity, the Company determined that it is not the primary beneficiary of any of its VIEs. The Company based its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and the relevant development, operating management and financial agreements. Although the Company is not the primary beneficiary of these VIEs, it does exercise significant influence through its equity ownership and as a result the Company's investment in these entities is accounted for under the equity method. For the three and six months ended June 30, 2015, the Company recognized losses totaling $0.6 million and $1.8 million, respectively, from these investments. For the three and six months ended June 30, 2014, the Company recognized losses totaling $22 thousand and $66 thousand, respectively, from these investments.The Company's maximum exposure to losses related to its investments in VIEs is limited to its equity investments as well as certain guarantees described in Note 16 "Commitments and Contingencies" of these financial statements.

6.	Deferred Revenue
Deferred revenue consists of the following:

	June 30, 2015	December 31, 2014
	(in thousands)
Loyalty programs	$62,540	$57,757
Initial, relicensing and franchise fees	5,724	6,439
Procurement service fees	1,158	1,936
Other	980	250
Total	$70,402	$66,382

7.	Debt
Debt consists of the following at:

	June 30, 2015	December 31, 2014
	(in thousands)
$400 million senior unsecured notes with an effective interest rate of 6.0% at June 30, 2015 and December 31, 2014	$400,000	$400,000
$250 million senior unsecured notes with an effective interest rate of 6.19% less discount of $0.3 million and $0.4 million at June 30, 2015 and December 31, 2014, respectively	249,668	249,636
$350 million senior secured credit facility with an effective interest rate of 2.19% and 2.17% at June 30, 2015 and December 31, 2014, respectively	136,750	129,375
Fixed rate collateralized mortgage plus a fair value adjustment of $1.1 million and $1.2 million at June 30, 2015 and December 31, 2014, respectively with an effective interest rate of 4.57%	10,351	10,667
Economic development loans with an effective interest rate of 3.0% at June 30, 2015 and December 31, 2014	3,536	3,536
Capital lease obligations due 2016 with an effective interest rate of 3.18% at June 30, 2015 and December 31, 2014	792	1,149
Other notes payable	62	68
Total debt	$801,159	$794,431
Less current portion	1,124	12,349
Total long-term debt	$800,035	$782,082
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
Revolving Credit Facility
On July 25, 2012, the Company entered into a $350 million senior secured credit facility, comprised of a $200 million revolving credit tranche (the "Revolver") and a $150 million term loan tranche (the "Term Loan") with Deutsche Bank AG New York Branch, as administrative agent, Wells Fargo Bank, National Association, as administrative agent and a syndication of lenders (the "Credit Facility"). The Credit Facility has a final maturity date of July 25, 2016, subject to an optional one-year extension provided certain conditions are met. Up to $25 million of the borrowings under the Revolver may be used for letters of credit, up to $10 million of borrowings under the Revolver may be used for swing line loans and up to $35 million of borrowings under the Revolver may be used for alternative currency loans. The Term Loan requires quarterly amortization payments (a) during the first two years, in equal installments aggregating 5% of the original principal amount of the Term Loan per year, (b) during the second two years, in equal installments aggregating 7.5% of the original principal amount of the Term Loan per year, and (c) during the one-year extension period (if exercised), equal installments aggregating 10% of the original principal amount of the Term Loan.

As discussed in Note 19 "Subsequent Events," the Company refinanced the Credit Facility on July 21, 2015 with a new facility with a five year term. As a result, the quarterly Term Loan amortization payments that would have been due over the next twelve months have been reflected as a long-term liability.

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
The Credit Facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Credit Facility to be immediately due and payable. At June 30, 2015, the Company was in compliance with all financial covenants under the Credit Facility.
At June 30, 2015, the Company had $123.8 million under the Term Loan and $13.0 million outstanding under the Revolver. At December 31, 2014, the Company had $129.4 million outstanding under the Term Loan and no amounts outstanding under the Revolver.
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
Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At June 30, 2015, the Company had been advanced approximately $3.5 million pursuant to these agreements and expects to receive the remaining $0.9 million over the next several years, subject to annual appropriations by the governmental entities. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration of the Company's 10 year corporate headquarters lease in 2023 will be forgiven in full. The advances will be included in long-term debt in the Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all current performance conditions as of June 30, 2015.

8.	Accumulated Other Comprehensive Income (Loss)

The following represents the changes in accumulated other comprehensive loss, net of tax, by component for the six months ended June 30, 2015:

	Loss on Cash Flow Hedge	Foreign Currency Items	Total
	(in thousands)
Beginning balance, December 31, 2014	$(4,884)	$(2,087)	$(6,971)
Other comprehensive income (loss) before reclassification	—	(1,272)	(1,272)
Amounts reclassified from accumulated other comprehensive income (loss)	431	—	431
Net current period other comprehensive income (loss)	431	(1,272)	(841)
Ending balance, June 30, 2015	$(4,453)	$(3,359)	$(7,812)

The amounts reclassified from accumulated other comprehensive income (loss) during the three and six months ended June 30, 2015 were reclassified to the following line items in the Company's Consolidated Statements of Income.

Component	Amount Reclassified from Accumulated Other Comprehensive Income(Loss)		Affected Line Item in the Consolidated Statement of Net Income
	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	(in thousands)
Loss on cash flow hedge
Interest rate contract	$216	$431	Interest expense
	—	—	Tax (expense) benefit
	$216	$431	Net of tax

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
In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan ("EDCP") which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust. Prior to January 1, 2010, participants could elect an investment return of either the annual yield of the Moody's Average Corporate Bond Rate Yield Index plus 300 basis points, or a return based on a selection of available diversified investment options. Effective January 1, 2010, the Moody's Average Corporate Bond Rate Yield Index plus 300 basis points is no longer an investment option for salary deferrals made on compensation earned after December 31, 2009. The Company recorded current and long-term deferred compensation liabilities of $10.4 million and $10.2 million, as of June 30, 2015 and December 31, 2014, respectively, related to these deferrals and credited investment returns. Compensation expense is recorded in SG&A expense on the Company's consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. Compensation expense recorded in SG&A related to the EDCP for the three months ended June 30, 2015 and

2014 was $0.1 million and $0.2 million, respectively. Compensation expense recorded in SG&A related to the EDCP for the six months ended June 30, 2015 and 2014 was $0.3 million and $0.4 million, respectively.
The Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that partially offset the earnings credited to the participants. The diversified investments held in the trusts totaled $5.3 million and $4.6 million as of June 30, 2015 and December 31, 2014, respectively, and are recorded at their fair value, based on quoted market prices. At June 30, 2015, the Company expects $0.2 million of the assets held in the trusts to be distributed to participants during the next twelve months. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment gains and (losses) related to the EDCP during the three months ended June 30, 2015 and 2014 of approximately ($42 thousand) and $0.1 million, respectively. The Company recorded investment gains related to the EDCP during the six months ended June 30, 2015 and 2014 of approximately $0.1 million in each six month period. In addition, the EDCP Plan held shares of the Company's common stock with a market value of $0.2 million at both June 30, 2015 and December 31, 2014, which were recorded as a component of shareholders' deficit.
In 1997, the Company adopted the Choice Hotels International, Inc. Non-Qualified Retirement Savings and Investment Plan ("Non-Qualified Plan"). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. As of June 30, 2015 and December 31, 2014, the Company had recorded a deferred compensation liability of $14.0 million and $14.4 million, respectively, related to these deferrals. Compensation expense is recorded in SG&A expense on the Company's consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. The net increase (decrease) in compensation expense recorded in SG&A related to the Non-Qualified Plan for the three months ended June 30, 2015 and 2014 was ($0.4 million) and $0.4 million, respectively. The net increase (decrease) in compensation expense recorded in SG&A related to the Non-Qualified Plan for the six months ended June 30, 2015 and 2014 was ($0.2 million) and $0.2 million, respectively.
The diversified investments held in the trusts were $13.1 million at June 30, 2015 and December 31, 2014 and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore, the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment gains (losses) related to the Non-Qualified Plan during the three months ended June 30, 2015 and 2014 of approximately ($0.1 million) and $0.3 million, respectively. The Company recorded investment gains (losses) related to the Non-Qualified Plan during the six months ended June 30, 2015 and 2014 of approximately ($11 thousand) and $0.4 million, respectively. In addition, the Non-Qualified Plan held shares of the Company's common stock with a market value of $0.9 million and $1.3 million at June 30, 2015 and December 31, 2014, respectively, which are recorded as a component of shareholders' deficit.

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

The Company's policy is to recognize transfers in and transfers out of the three levels of the fair value hierarchy as of the end of each quarterly reporting period. There were no transfers between Level 1, 2 and 3 assets during the three and six months ended June 30, 2015.

As of June 30, 2015 and December 31, 2014, the Company had the following assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets	(in thousands)
As of June 30, 2015
Money market funds, included in cash and cash equivalents	$50,001	$—	$50,001	$—
Mutual funds(1)	17,275	17,275	—	—
Money market funds(1)	1,173	—	1,173	—
	$68,449	$17,275	$51,174	$—
As of December 31, 2014
Money market funds, included in cash and cash equivalents	$50,001	$—	$50,001	$—
Mutual funds(1)	16,405	16,405	—	—
Money market funds(1)	1,348	—	1,348	—
	$67,754	$16,405	$51,349	$—
________________________

(1)	Included in Investments, employee benefit plans fair value on the consolidated balance sheets.
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
The fair value of the Company's $250 million and $400 million senior notes are classified as Level 2 as the significant inputs are observable in an active market. At June 30, 2015 and December 31, 2014, the $250 million senior notes had an approximate fair value of $271.3 million and $268.9 million, respectively. At June 30, 2015 and December 31, 2014, the $400 million senior notes had an approximate fair value of $435.0 million and $437.7 million, respectively.

Fair values estimated are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment.  Settlement of such fair value amounts may not be possible and may not be a prudent management decision.

11.	Income Taxes
The effective income tax rates from continuing operations were 32.3% and 29.8% for the three months ended June 30, 2015 and 2014, respectively. The effective income tax rates from continuing operations were 31.6% and 30.6% for the six months ended June 30, 2015 and 2014, respectively.
The effective income tax rates from continuing operations for the three and six months ended June 30, 2015 and 2014 were lower than the U.S. federal income tax rate of 35.0% due to the recurring impact of foreign operations, partially offset by state income taxes. The effective income tax rate for the six months ended June 30, 2015 was further reduced due to the settlement of uncertain tax positions.

12.	Share-Based Compensation and Capital Stock
No stock options were granted during the three months ended June 30, 2015 and 2014. The Company granted 0.5 million and 0.7 million options to certain employees of the Company at a fair value of $6.2 million and $5.7 million for the six months ended June 30, 2015 and 2014, respectively. The stock options granted by the Company had an exercise price equal to the market price of the Company's common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

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
The aggregate intrinsic value of the stock options outstanding and exercisable at June 30, 2015 was $33.4 million and $26.5 million, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2015 was approximately $0.1 million. There were no options exercised during the three months ended June 30, 2014. The total intrinsic value of options exercised during the six months ended June 30, 2015 and 2014 was approximately $8.6 million and $1.3 million, respectively.
The Company received approximately $5.7 million and $1.5 million in proceeds from the exercise of 232,792 and 58,749 employee stock options during the six months ended June 30, 2015 and 2014, respectively. The Company received approximately $0.1 million in proceeds from the exercise of 3,829 employee stock options during the three months ended June 30, 2015.
Restricted Stock
The following table is a summary of activity related to restricted stock grants:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Restricted share grants	20,653	17,262	106,445	147,055
Weighted average grant date fair value per share	$62.57	$44.62	$63.29	$46.46
Aggregate grant date fair value ($000)	$1,292	$770	$6,737	$6,833
Restricted shares forfeited	3,664	2,964	8,442	4,296
Vesting service period of shares granted	12 - 48 months	12 - 36 months	12 - 48 months	12 - 48 months
Fair value of shares vested ($000)	1,054	935	11,739	8,203
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
The following table is a summary of activity related to PVRSU grants:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Performance vested restricted stock units granted at target	20,956	—	51,309	24,678
Weighted average grant date fair value per share	$57.27	$—	$60.94	$45.59
Aggregate grant date fair value ($000)	$1,200	$—	$3,126	$1,125
Stock units forfeited	—	—	—	—
Requisite service period	36 - 43 months	—	36 - 43 months	36 months
During the three months ended June 30, 2015 and 2014, no PVRSU grants vested. During the six months ended June 30, 2015, a total of 42,326 PVRSU grants vested at a grant date fair value of $1.5 million. These PVRSU grants were initially granted at a target of 38,476 units. However, since the Company achieved 110% of the targeted performance conditions contained in the stock awards granted in prior periods, an additional 3,850 shares were earned and issued.
During the six months ended June 30, 2014, a total of 28,886 PVRSU grants vested at a grant date fair value of $1.4 million. These PVRSU grants were initially granted at a target of 18,635 units. However, since the Company achieved 155% of the targeted performance conditions contained in the stock awards granted in prior periods, an additional 10,251 shares were earned and issued.

A summary of stock-based award activity as of June 30, 2015 and changes during the six months ended are presented below:

	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	1,903,177	$33.03		479,556	$40.14	200,286	$38.28
Granted	498,911	$63.47		106,445	$63.29	51,309	$60.94
Performance based leveraging (1)	—	$—		—	$—	3,850	$35.60
Exercised/Vested	(232,792)	$24.47		(189,592)	$39.15	(42,326)	$35.60
Expired	—	$—
Forfeited	(5,569)	$51.64		(8,442)	$44.72	—	$—
Outstanding at June 30, 2015	2,163,727	$40.92	4.4 years	387,967	$46.88	213,119	$44.22
Options exercisable at June 30, 2015	1,053,447	$29.11	2.7 years
_________________________________
(1)PVRSU units outstanding have been increased by 3,850 units due to the Company exceeding the targeted performance conditions contained in PVRSUs granted in prior periods during the six months ended June 30, 2015.
The components of the Company’s pretax share-based compensation expense and associated income tax benefits are as follows for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Stock options	$0.9	$0.7	$1.6	$1.1
Restricted stock	1.7	1.9	3.5	3.8
Performance vested restricted stock units	0.3	(0.8)	0.6	(0.1)
Total	$2.9	$1.8	$5.7	$4.8
Income tax benefits	$1.1	$0.7	$2.1	$1.8
During the three and six months ended June 30, 2015, the Company revised its estimate of the projected achievement of various performance conditions that affect the number of PVRSUs that will ultimately vest. As a result, previously recognized share-based compensation costs related to these PVRSUs has been decreased by $0.2 million and $0.2 million for the three and six months ended June 30, 2015.
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
Dividends
The Company currently pays a quarterly dividend on its common stock of $0.195 per share, however the declaration of future dividends are subject to the discretion of the board of directors. During the three and six months ended June 30, 2015, the Company's board of directors declared dividends totaling $0.195 and $0.39 per share or approximately $11.2 million and $22.5 million, respectively, in the aggregate. During the three and six months ended June 30, 2014, the Company's board of directors declared dividends totaling $0.185 and $0.37 per share or approximately $10.8 million and $21.6 million, respectively, in the aggregate.

In addition, during the six months ended June 30, 2015 and 2014, the Company recorded dividends totaling $0.5 million and $0.4 million, respectively, related to previously declared dividends that were contingent upon the vesting of performance vested restricted stock units.

Share Repurchases and Redemptions
No shares of common stock were purchased by the Company under the share repurchase program during the three and six months ended June 30, 2015 and 2014.
During the three and six months ended June 30, 2015, the Company redeemed 296 and 102,753 shares of common stock at a total cost of approximately $19 thousand and $6.2 million, respectively, from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. During the three and six ended June 30, 2014, the Company redeemed 302 and 94,745 shares of common stock at a total cost of approximately $13 thousand and $4.5 million, respectively, from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were outside the share repurchase program.

13.	Earnings Per Share
The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2015	2014	2015	2014

Computation of Basic Earnings Per Share:
Numerator:
Net income from continuing operations	35,813	$35,279	57,407	$56,748
Net income from discontinued operations	—	121	—	1,762
Net income	35,813	35,400	57,407	58,510
Income allocated to participating securities	(243)	(324)	(413)	(523)
Net income available to common shareholders	$35,570	$35,076	$56,994	$57,987
Denominator:
Weighted average common shares outstanding – basic	57,212	57,893	57,108	57,850

Basic earnings per share - Continuing operations	$0.62	$0.61	$1.00	$0.97
Basic earnings per share - Discontinued operations	—	—	—	0.03
	$0.62	$0.61	$1.00	$1.00

Computation of Diluted Earnings Per Share:
Numerator:
Net income from continuing operations	$35,813	$35,279	$57,407	$56,748
Net income from discontinued operations	—	121	—	1,762
Net income	35,813	35,400	57,407	58,510
Income allocated to participating securities	(241)	(322)	(411)	(521)
Net income available to common shareholders	$35,572	$35,078	$56,996	$57,989
Denominator:
Weighted average common shares outstanding – basic	57,212	57,893	57,108	57,850
Diluted effect of stock options and PVRSUs	476	492	525	491
Weighted average common shares outstanding – diluted	57,688	58,385	57,633	58,341

Diluted earnings per share - Continuing operations	$0.62	$0.60	$0.99	$0.96
Diluted earnings per share - Discontinued operations	—	—	—	0.03
	$0.62	$0.60	$0.99	$0.99

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
At June 30, 2015 and 2014, the Company had 2.2 million and 2.3 million outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the period, unless the stock options would be anti-dilutive. For the three and six months ended June 30, 2015, the Company excluded 0.5 million of anti-dilutive stock options from the diluted earnings per share calculation. For the three months ended June 30, 2014, the Company excluded 0.7 million of anti-dilutive stock options from the diluted EPS calculation. For the six months ended June 30, 2014, the Company did not exclude any anti-dilutive stock options from the diluted EPS calculation.

PVRSUs are also included in the diluted earnings per share calculation when the performance conditions have been met at the reporting date. However, at June 30, 2015 and 2014, PVRSUs totaling 213,119 and 222,385, respectively, were excluded from the computation since the performance conditions had not been met.

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
Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Three Months Ended June 30, 2015
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$75,564	$39,280	$10,549	$(44,210)	$81,183
Initial franchise and relicensing fees	5,624	—	192	—	5,816
Procurement services	8,440	—	149	—	8,589
Marketing and reservation	122,627	124,342	3,951	(117,798)	133,122
Other	2,973	—	473	—	3,446
Total revenues	215,228	163,622	15,314	(162,008)	232,156

OPERATING EXPENSES:
Selling, general and administrative	36,705	35,307	5,320	(44,210)	33,122
Marketing and reservation	127,748	119,617	3,555	(117,798)	133,122
Depreciation and amortization	794	1,952	249	—	2,995
Total operating expenses	165,247	156,876	9,124	(162,008)	169,239

Operating income	49,981	6,746	6,190	—	62,917

OTHER INCOME AND EXPENSES, NET:
Interest expense	10,947	1	109	—	11,057
Equity in earnings of consolidated subsidiaries	(10,533)	240	—	10,293	—
Other items, net	(254)	(825)	60	—	(1,019)
Total other income and expenses, net	160	(584)	169	10,293	10,038

Income from continuing operations before income taxes	49,821	7,330	6,021	(10,293)	52,879
Income taxes	14,008	3,206	(148)	—	17,066
Income from continuing operations, net of income taxes	35,813	4,124	6,169	(10,293)	35,813
Net income from discontinued operations, net of income taxes	—	—	—	—	—
Net income	$35,813	$4,124	$6,169	$(10,293)	$35,813

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

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Six Months Ended June 30, 2015
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

REVENUES:
Royalty fees	$133,151	$70,520	$21,704	$(81,761)	$143,614
Initial franchise and relicensing fees	11,120	—	413	—	11,533
Procurement services	13,106	—	290	—	13,396
Marketing and reservation	210,863	214,727	7,572	(201,327)	231,835
Other	6,075	—	948	—	7,023
Total revenues	374,315	285,247	30,927	(283,088)	407,401
OPERATING EXPENSES:
Selling, general and administrative	75,404	63,359	8,558	(81,761)	65,560
Marketing and reservation	219,772	206,428	6,962	(201,327)	231,835
Depreciation and amortization	1,568	3,657	460	—	5,685
Total operating expenses	296,744	273,444	15,980	(283,088)	303,080
Operating income	77,571	11,803	14,947	—	104,321
OTHER INCOME AND EXPENSES, NET:
Interest expense	20,979	1	256	—	21,236
Equity in earnings of consolidated subsidiaries	(21,865)	378	—	21,487	—
Other items, net	(546)	(528)	246	—	(828)
Total other income and expenses, net	(1,432)	(149)	502	21,487	20,408
Income from continuing operations before income taxes	79,003	11,952	14,445	(21,487)	83,913
Income taxes	21,596	5,490	(580)	—	26,506
Income from continuing operations, net of income taxes	57,407	6,462	15,025	(21,487)	57,407
Income from discontinued operations, net of income taxes	—	—	—	—	—
Net income	$57,407	$6,462	$15,025	$(21,487)	$57,407

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Six Months Ended June 30, 2014
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

REVENUES:
Royalty fees	$124,085	$60,974	$22,882	$(71,731)	$136,210
Initial franchise and relicensing fees	8,019	—	443	—	8,462
Procurement services	12,473	—	325	—	12,798
Marketing and reservation	171,110	168,200	9,169	(155,107)	193,372
Other	6,298	1	259	—	6,558
Total revenues	321,985	229,175	33,078	(226,838)	357,400
OPERATING EXPENSES:
Selling, general and administrative	67,711	55,594	6,519	(71,731)	58,093
Marketing and reservation	177,817	161,602	9,060	(155,107)	193,372
Depreciation and amortization	1,507	2,734	369	—	4,610
Total operating expenses	247,035	219,930	15,948	(226,838)	256,075
Operating income	74,950	9,245	17,130	—	101,325
OTHER INCOME AND EXPENSES, NET:
Interest expense	20,871	2	8	—	20,881
Equity in earnings of consolidated subsidiaries	(24,114)	50	—	24,064	—
Other items, net	(725)	(517)	(76)	—	(1,318)
Total other income and expenses, net	(3,968)	(465)	(68)	24,064	19,563
Income from continuing operations before income taxes	78,918	9,710	17,198	(24,064)	81,762
Income taxes	20,408	4,184	422	—	25,014
Income from continuing operations, net of income taxes	58,510	5,526	16,776	(24,064)	56,748
Income from discontinued operations, net of income taxes	—	1,762	—	—	1,762
Net income	$58,510	$7,288	$16,776	$(24,064)	$58,510

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended June 30, 2015
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net income	$35,813	$4,124	$6,169	$(10,293)	$35,813
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	216	—	—	—	216
Foreign currency translation adjustment	175	—	175	(175)	175
Other comprehensive income (loss), net of tax	391	—	175	(175)	391
Comprehensive income	$36,204	$4,124	$6,344	$(10,468)	$36,204

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

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Six Months Ended June 30, 2015
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net income	$57,407	$6,462	$15,025	$(21,487)	$57,407
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	431	—	—	—	431
Foreign currency translation adjustment	(1,272)	—	(1,272)	1,272	(1,272)
Other comprehensive income (loss), net of tax	(841)	—	(1,272)	1,272	(841)
Comprehensive income	$56,566	$6,462	$13,753	$(20,215)	$56,566

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Six Months Ended June 30, 2014
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net income	$58,510	$7,288	$16,776	$(24,064)	58,510
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	431	—	—	—	431
Foreign currency translation adjustment	1,030	—	1,030	(1,030)	1,030
Other comprehensive income (loss), net of tax	1,461	—	1,030	(1,030)	1,461
Comprehensive income	$59,971	$7,288	$17,806	$(25,094)	$59,971

Choice Hotels International, Inc.
Condensed Consolidating Balance Sheet
As of June 30, 2015
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$25,613	$29	$205,008	$—	$230,650
Receivables, net	108,933	1,971	8,085	—	118,989
Other current assets	19,249	39,876	3,675	(14,862)	47,938
Total current assets	153,795	41,876	216,768	(14,862)	397,577
Property and equipment, at cost, net	32,691	35,698	13,986	—	82,375
Goodwill	60,620	5,193	—	—	65,813
Franchise rights and other identifiable intangibles, net	3,257	1,168	2,843	—	7,268
Notes receivable, net of allowances	11,720	38,849	659	—	51,228
Investments, employee benefit plans, at fair value	—	18,274	—	—	18,274
Investment in affiliates	449,034	28,675	—	(477,709)	—
Advances to affiliates	16,581	242,822	7,059	(266,462)	—
Deferred income taxes	10,635	9,011	83	—	19,729
Other assets	7,376	21,793	31,160	—	60,329
Total assets	$745,709	$443,359	$272,558	$(759,033)	$702,593
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$10,278	$58,904	$3,025	$—	$72,207
Accrued expenses	28,797	25,542	2,198	—	56,537
Deferred revenue	7,595	62,077	730	—	70,402
Current portion of long-term debt	—	730	394	—	1,124
Deferred compensation and retirement plan obligations	—	174	—	—	174
Other current liabilities	—	16,104	—	(14,862)	1,242
Total current liabilities	46,670	163,531	6,347	(14,862)	201,686
Long-term debt	786,417	3,598	10,020	—	800,035
Deferred compensation and retirement plan obligations	—	24,220	17	—	24,237
Advances from affiliates	256,527	286	9,649	(266,462)	—
Other liabilities	41,562	17,765	2,775	—	62,102
Total liabilities	1,131,176	209,400	28,808	(281,324)	1,088,060
Total shareholders’ (deficit) equity	(385,467)	233,959	243,750	(477,709)	(385,467)
Total liabilities and shareholders’ deficit	$745,709	$443,359	$272,558	$(759,033)	$702,593

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

Choice Hotels International, Inc.
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2015
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided (used) by operating activities	$25,842	$(5,396)	$18,141	$(657)	$37,930

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(11,351)	(3,187)	(16)	—	(14,554)
Proceeds from sales of assets	29	4,661	1,593	—	6,283
Contributions to equity method investments	—	(1,659)	(787)	—	(2,446)
Distributions from equity method investments	—	—	270	—	270
Purchases of investments, employee benefit plans	—	(1,736)	—	—	(1,736)
Proceeds from sales of investments, employee benefit plans	—	1,087	—	—	1,087
Issuance of mezzanine and other notes receivable	(1,500)	—	—	—	(1,500)
Collections of mezzanine and other notes receivable	3,567	—	—	—	3,567
Advances to and investment in affiliates	—	(35)	—	35	—
Divestment in affiliates	—	2,122	—	(2,122)	—
Other items, net	(261)	—	—	—	(261)
Net cash provided (used) by investing activities	(9,516)	1,253	1,060	(2,087)	(9,290)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings pursuant to revolving credit facility	13,000	—	—	—	13,000
Principal payments on long-term debt	(5,625)	(356)	(188)	—	(6,169)
Purchases of treasury stock	(6,244)	—	—	—	(6,244)
Dividends paid	(22,940)	—	(657)	657	(22,940)
Excess tax benefits from stock-based compensation	110	4,503	—	—	4,613
Proceeds from contributions from affiliates	—	—	35	(35)	—
Distributions to affiliates	—	—	(2,122)	2,122	—
Proceeds from exercise of stock options	5,696	—	—	—	5,696
Net cash provided (used) by financing activities	(16,003)	4,147	(2,932)	2,744	(12,044)
Net change in cash and cash equivalents	323	4	16,269	—	16,596
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(825)	—	(825)
Cash and cash equivalents at beginning of period	25,290	25	189,564	—	214,879
Cash and cash equivalents at end of period	$25,613	$29	$205,008	$—	$230,650

Choice Hotels International, Inc.
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2014
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided (used) by operating activities	$53,132	$(1,383)	$14,740	$(657)	$65,832

CASH FLOWS FROM INVESTING ACTIVITIES
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
The following table presents the financial information for the Company's segments:

	Three Months Ended June 30, 2015				Three Months Ended June 30, 2014
(In thousands)	Franchising	SkyTouch Technology	Corporate & Other	Consolidated	Franchising	SkyTouch Technology	Corporate & Other	Consolidated

Revenues	$231,745	$223	$188	$232,156	$197,596	$68	$—	$197,664
Operating income (loss)	$76,573	$(4,459)	$(9,197)	$62,917	$75,211	$(4,360)	$(10,698)	$60,153
Income (loss) from continuing operations before income taxes	$76,142	$(4,459)	$(18,804)	$52,879	$75,203	$(4,360)	$(20,609)	$50,234

	Six Months Ended June 30, 2015				Six Months Ended June 30, 2014
(In thousands)	Franchising	SkyTouch Technology	Corporate & Other	Consolidated	Franchising	SkyTouch Technology	Corporate & Other	Consolidated

Revenues	$406,387	$493	$521	$407,401	$357,279	$121	$—	$357,400
Operating income (loss)	$134,030	$(9,889)	$(19,820)	$104,321	$129,421	$(7,866)	$(20,230)	$101,325
Income (loss) from continuing operations before income taxes	$132,594	$(9,889)	$(38,792)	$83,913	$129,422	$(7,866)	$(39,794)	$81,762

16.	Commitments and Contingencies
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
On June 30, 2015, the VIE refinanced the construction loan into a mini-permanent loan with the same lender.  In connection with the refinancing, the Company entered into a limited payment guaranty on substantially the same terms as the original limited payment guaranty and reaffirmed its obligations under the environmental indemnity agreement.  In addition, the completion guaranty was terminated.
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
The Company believes the likelihood of having to perform under the aforementiond limited payment guarantees was remote at June 30, 2015 and December 31, 2014.
Commitments
The Company has the following commitments outstanding at June 30, 2015:

•
The Company provides financing in the form of forgivable promissory notes or cash incentives to franchisees for property improvements, hotel development efforts and other purposes. At June 30, 2015, the Company had commitments to extend an additional $49.3 million for these purposes provided certain conditions are met by its franchisees, of which $9.5 million is expected to be advanced in the next twelve months.

•
The Company committed to make additional capital contributions totaling $2.1 million to existing joint ventures related to the construction of various hotels to be operated under the Company's Cambria hotel & suites brand. These commitments are expected to be funded in the next twelve months.

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

17. Transactions with Unconsolidated Joint Ventures

In May 2015, the Company entered into a promissory note with an individual who is a member of one of the Company’s unconsolidated joint ventures. The Company initially advanced $1.5 million to develop and operate a Cambria hotel & suites and may provide up to $4.0 million provided certain conditions are met. The promissory note initially matures on December 31, 2015 but may be extended until April 30, 2018 provided certain conditions are met. The promissory note bears interest at fixed rates and is payable monthly.

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

The operations related to these three Company-owned hotels were reported as a component of "Corporate and Other" for segment reporting purposes. The results of operations for the three and six months ended June 30, 2015 and 2014 and the Company's financial position as of June 30, 2015 and December 31, 2014 presented in these Consolidated Financial Statements reflect these three Company-owned hotels as discontinued operations. Summarized financial information related to the discontinued operations is as follows:

	Three Months Ended June 30		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Revenues
Hotel operations	$—	$111	$—	$801
Total revenues	—	111	—	801
Expenses
Hotel operations	—	170	—	832
Total operating expenses	—	170	—	832
Operating income (loss)	—	(59)	—	(31)
Gain on disposal of discontinued operations	—	252	—	2,833
Income from discontinued operations before income taxes	—	193	—	2,802
Income taxes	—	72	—	1,040
Income from discontinued operations	$—	$121	$—	$1,762

	As of June 30, 2015	As of December 31, 2014
	(in thousands)
Total assets	$—	$—

Accounts payable	$—	$45
Income taxes payable	—	994
Total liabilities	$—	$1,039

Net assets (liabilities) of discontinued operations	$—	$(1,039)

19. Subsequent Events

On July 21, 2015, the Company refinanced its existing $350 million senior secured credit facility, comprised of a $200 million revolving credit tranche and a $150 million term loan tranche by entering into a new senior unsecured revolving credit agreement (“Credit Agreement”), with Deutsche Bank AG New York Branch, as administrative agent.

The Credit Agreement provides for a $450 million unsecured revolving credit facility (the “New Revolver”) with a final maturity date of July 21, 2020, subject to optional one-year extensions that can be requested by the Company prior to each of the first, second and third anniversaries of the closing date of the New Revolver. The effectiveness of any such extensions is subject to the consent of the lenders under the Credit Agreement and certain customary conditions. Up to $35 million of borrowings under the New Revolver may be used for alternative currency loans and up to $15 million of borrowings under the New Revolver may be used for swing line loans.

The New Revolver is unconditionally guaranteed, jointly and severally, by certain of the Company’s domestic subsidiaries, which are considered restricted subsidiaries under the Credit Agreement. The subsidiary guarantors currently include all subsidiaries that guarantee the obligations under the Company's Indenture governing the terms of its 5.75% senior notes due 2020 and its 5.70% senior notes due 2020. If the Company achieves and maintains an Investment Grade Rating, as defined in the Credit Agreement, then the subsidiary guarantees will at the election of the Company be released and the New Revolver will not be guaranteed.

The Company may at any time prior to the final maturity date increase the amount of the New Revolver by up to an additional $150 million to the extent that any one or more lenders commit to being a lender for the additional amount and certain other customary conditions are met.

The Company currently may elect to have borrowings under the New Revolver bear interest at a rate equal to (i) LIBOR plus a margin ranging from 135 to 175 basis points based on the Company’s total leverage ratio or (ii) a base rate plus a margin ranging from 35 to 75 basis points based on the Company’s total leverage ratio. If the Company achieves an Investment Grade Rating, then the Company may elect to use a different, ratings-based, pricing grid set forth in the Credit Agreement.

The Credit Agreement requires the Company to pay a fee on the undrawn portion of the New Revolver, calculated on the basis of the average daily unused amount of the New Revolver multiplied by 0.20% per annum. If the Company achieves an Investment Grade Rating and it elects to use the ratings-based pricing grid set forth in the Credit Agreement, then the Company will be required to pay a fee on the total commitments under the New Revolver, calculated on the basis of the actual daily amount of the commitments under the New Revolver (regardless of usage) times a percentage per annum ranging from 0.10% to 0.25% (depending on the Company’s senior unsecured long-term debt rating).

The Credit Agreement requires that the Company and its restricted subsidiaries comply with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments and effecting mergers and/or asset sales. With respect to dividends, the Company may not declare or make any payment if there is an existing event of default or if the payment would create an event of default. In addition, if the Company’s total leverage ratio exceeds 4.0 to 1.0, the Company is generally restricted from paying aggregate dividends in excess of $50 million in any calendar year.

The Credit Agreement imposes financial maintenance covenants requiring the Company to maintain a total leverage ratio of not more than 4.5 to 1.0 and a consolidated fixed charge coverage ratio of at least 2.5 to 1.0. If the Company achieves and maintains an Investment Grade Rating, then the Company will not need to comply with the consolidated fixed charge coverage ratio covenant.

The Credit Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Credit Agreement to be immediately due and payable.

The proceeds of the New Revolver are expected to be used for general corporate purposes, including working capital, debt repayment, stock repurchases, dividends, investments and other permitted uses set forth in the Credit Agreement.

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

Overview
We are primarily a hotel franchisor with franchise agreements representing 6,376 hotels open and 613 hotels under construction, awaiting conversion or approved for development as of June 30, 2015, with 504,961 rooms and 49,617 rooms, respectively, in 50 states, the District of Columbia and over 35 countries and territories outside the United States. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Ascend Hotel Collection®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, and Cambria hotel and suites® (collectively, the "Choice brands").
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
Our business strategy is to conduct direct franchising in those international markets where both franchising is an accepted business model and we believe our brands can achieve significant scale. We elect to enter into master franchise agreements in those markets where direct franchising is currently not a prevalent or viable business model. When entering into master franchising relationships, we strive to select partners that have professional hotel and asset management capabilities together with the financial capacity to invest in building the Choice brands in their respective markets. Master franchising relationships typically provide lower revenues to the Company as the master franchisees are responsible for managing certain necessary services (such as training, quality assurance, reservations and marketing) to support the franchised hotels in the master franchise area and therefore, retain a larger percentage of the hotel franchise fees to cover their expenses. In certain circumstances, the Company has and may continue to make equity investments in our master franchisees.
As a result of our use of master franchising relationships and international market conditions, total revenues from international franchising operations comprised 6% of our total revenues for the six months ended June 30, 2015, while representing approximately 18% of hotels open at June 30, 2015. Therefore, our description of the franchise system is primarily focused on the domestic operations.
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
Historically, we have returned value to our shareholders through share repurchases and dividends. In 1998, our board of directors instituted a share repurchase program which has generated substantial value for our shareholders. Since the program's inception through June 30, 2015, we have repurchased 46.7 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.2 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 79.7 million shares at an average price of $14.55 per share. The Company did not purchase any shares of common stock under the share repurchase program during the six months ended June 30, 2015. At June 30, 2015, we had approximately 3.0 million shares remaining under the current share repurchase authorization. We currently believe that our cash flows from operations will support our ability to complete the current repurchase authorization. Upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
The Company commenced paying quarterly dividends in 2004 and in 2012 the Company elected to pay a special cash dividend totaling approximately $600 million. The Company currently maintains the payment of a quarterly dividend on its common shares outstanding, however the declaration of future dividends are subject to the discretion of the board of directors. During the fourth quarter of 2014, the Company's board of directors announced a 5% increase to the quarterly dividend rate to $0.195 per common share outstanding. During the six months ended June 30, 2015, we paid cash dividends totaling approximately $22.9 million. We expect to continue to pay dividends in the future, subject to declaration by our board of directors as well as future business performance, economic conditions, changes in income tax regulations and other factors. Based on the present dividend rate and outstanding share count, we expect that aggregate annual regular dividends for 2015 would be approximately $45.4 million.
The Company also allocates capital to growth opportunities in business areas that are adjacent or complementary to our core hotel franchising business, which leverage our core competencies and are additive to our franchising business model. The timing and amount of these investments are subject to market and other conditions and include the following:

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
Results of Operation: Royalty fees, operating income, net income and diluted earnings per share ("EPS") represent key measurements of these value drivers. These measurements are primarily driven by the operations of our franchise system and therefore, our analysis of the Company's operations is primarily focused on the size, performance and potential growth of the franchise system as well as our variable overhead costs.
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

Non-GAAP Financial Statement Measurements
The Company utilizes certain measures which do not conform to generally accepted accounting principles accepted in the United States ("GAAP") when analyzing and discussing its results with the investment community. This information should not be considered as an alternative to any measure of performance as promulgated under GAAP. The Company’s calculation of these measurements may be different from the calculations used by other companies and therefore, comparability may be limited. We have included a reconciliation of these measures to the comparable GAAP measurement below as well as our reasons for reporting these non-GAAP measures.
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
Calculation of Franchising Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands)
	2015	2014	2015	2014

Total Revenues	$232,156	$197,664	$407,401	$357,400
Adjustments:
Marketing and reservation system revenues	(133,122)	(103,766)	(231,835)	(193,372)
SkyTouch and other	(411)	(68)	(1,014)	(121)
Franchising Revenues	$98,623	$93,830	$174,552	$163,907

Adjusted EBITDA: We also utilize adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") to analyze our results which reflects earnings from continuing operations excluding the impact of interest expense, interest income, provision for income taxes, depreciation and amortization, other (gains) and losses and equity earnings of unconsolidated affiliates. We consider Adjusted EBITDA to be an indicator of operating performance because we use it to measure our ability to service debt, fund capital expenditures, and expand our business. We also use Adjusted EBITDA, as do analysts, lenders, investors and others, to evaluate companies because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies. Adjusted EBITDA also excludes depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. Additionally, Adjusted EBITDA is also utilized as a performance indicator as it excludes equity in earnings of unconsolidated affiliates and other (gains) and losses which primarily reflect the performance of investments held in the Company's non-qualified retirement, savings and investment plans as well as the sale of assets which can vary widely from period to period based on market conditions.

Calculation of Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands)
	2015	2014	2015	2014

Income from continuing operations, net of income taxes	$35,813	$35,279	$57,407	$56,748
Income taxes	17,066	14,955	26,506	25,014
Interest expense	11,057	10,710	21,236	20,881
Interest income	(277)	(347)	(623)	(850)
Other (gains) and losses	(1,173)	(474)	(1,641)	(533)
Equity in net loss of affiliates	431	30	1,436	65
Depreciation and amortization	2,995	2,332	5,685	4,610
Adjusted EBITDA	$65,912	$62,485	$110,006	$105,935

Operations Review
Comparison of Operating Results for the Three-Month Periods Ended June 30, 2015 and 2014

Summarized financial results for the three months ended June 30, 2015 and 2014 are as follows:

(in thousands)	2015	2014
REVENUES:
Royalty fees	$81,183	$77,670
Initial franchise and relicensing fees	5,816	4,722
Procurement services	8,589	8,020
Marketing and reservation	133,122	103,766
Other	3,446	3,486
Total revenues	232,156	197,664
OPERATING EXPENSES:
Selling, general and administrative	33,122	31,413
Depreciation and amortization	2,995	2,332
Marketing and reservation	133,122	103,766
Total operating expenses	169,239	137,511
Operating income	62,917	60,153
OTHER INCOME AND EXPENSES, NET:
Interest expense	11,057	10,710
Interest income	(277)	(347)
Other (gains) and losses	(1,173)	(474)
Equity in net loss of affiliates	431	30
Total other income and expenses, net	10,038	9,919
Income from continuing operations before income taxes	52,879	50,234
Income taxes	17,066	14,955
Income from continuing operations, net of income taxes	35,813	35,279
Income from discontinued operations, net of income taxes	—	121
Net income	$35,813	$35,400

Results of Operations
The Company recorded income from continuing operations before income taxes of $52.9 million for the three month period ended June 30, 2015, a $2.6 million, or 5% increase from the same period of the prior year. The increase in income from continuing operations is primarily due to a $2.8 million increase in operating income.
Operating income increased $2.8 million primarily due to a $4.8 million or 5% increase in the Company's franchise revenues offset by a $1.7 million or 5% increase in SG&A expenses. Adjusted EBITDA for the three months ended June 30, 2015 increased $3.4 million or 5% to $65.9 million. The key drivers of these fluctuations are described in more detail below.
Franchising Revenues
Franchising revenues were $98.6 million for the three months ended June 30, 2015 compared to $93.8 million for the three months ended June 30, 2014, an increase of 5%. The increase in franchising revenues is primarily due to a $3.5 million or 5% increase in royalty revenues and a $1.1 million or 23% increase in initial and relicensing fees.
Royalty Fees
Domestic royalty fees for the three months ended June 30, 2015 increased $4.6 million to $75.8 million, an increase of 6.4% compared to the three months ended June 30, 2014. The increase in royalties is attributable to a combination of factors including a 6.7% increase in RevPAR partially offset by a 0.7% decline in the number of domestic franchised hotel rooms open and operating. System-wide RevPAR increased due to a combination of a 3.8% increase in average daily rates and a 170 basis point increase in occupancy rates. The effective royalty rate remained unchanged at 4.28% for the three months ended June 30, 2015 and 2014.
A summary of the Company's domestic franchised hotels operating information is as follows:

	For the Three Months Ended June 30, 2015*			For the Three Months Ended June 30, 2014*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$90.92	69.5%	$63.16	$87.16	67.6%	$58.94	4.3%	190	bps	7.2%
Comfort Suites	95.59	71.8%	68.64	91.46	70.4%	64.36	4.5%	140	bps	6.7%
Sleep	82.23	68.3%	56.11	78.40	66.9%	52.42	4.9%	140	bps	7.0%
Quality	75.52	62.0%	46.83	72.61	59.8%	43.38	4.0%	220	bps	8.0%
Clarion	80.54	60.8%	48.95	78.36	57.0%	44.68	2.8%	380	bps	9.6%
Econo Lodge	59.86	56.6%	33.87	58.12	54.9%	31.90	3.0%	170	bps	6.2%
Rodeway	59.92	58.4%	35.01	56.56	56.7%	32.05	5.9%	170	bps	9.2%
MainStay	78.53	70.4%	55.32	76.33	76.3%	58.25	2.9%	(590)	bps	(5.0)%
Suburban	47.96	78.9%	37.86	45.72	75.0%	34.27	4.9%	390	bps	10.5%
Ascend Hotel Collection	129.04	59.2%	76.41	122.07	60.1%	73.32	5.7%	(90)	bps	4.2%
Total	$80.89	64.7%	$52.36	$77.92	63.0%	$49.08	3.8%	170	bps	6.7%
___________________
*Operating statistics exclude Cambria hotel & suites since the operating statistics are not representative of a stabilized brand which the Company defines as having at least 25 units open and operating for a twelve month period.
The number of domestic rooms on-line decreased by 2,656 rooms or 0.7% to 398,198 as of June 30, 2015 from 400,854 as of June 30, 2014. The total number of domestic hotels on-line increased by 0.3% to 5,230 as of June 30, 2015 from 5,212 as of June 30, 2014. The decline in the number of rooms in the domestic system primarily reflects the Company's multi-year strategy to rejuvenate the Comfort family of brands by terminating under-performing hotels that no longer meet the Comfort brand standards. Hotels terminated from the Comfort brand family may be repositioned to a more suitable brand within the Company's family of brands or exit our franchise system. While the total number of domestic units on-line continues to grow, the unit growth has been driven primarily by brands with lower average room counts than the Comfort brand.

A summary of domestic hotels and rooms on-line at June 30, 2015 and 2014 by brand is as follows:

	June 30, 2015		June 30, 2014		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	%	%
Comfort Inn	1,215	93,904	1,281	99,679	(66)	(5,775)	(5.2)%	(5.8)%
Comfort Suites	575	44,447	590	45,664	(15)	(1,217)	(2.5)%	(2.7)%
Sleep	377	27,207	375	27,159	2	48	0.5%	0.2%
Quality	1,311	105,761	1,251	102,859	60	2,902	4.8%	2.8%
Clarion	175	24,587	185	26,501	(10)	(1,914)	(5.4)%	(7.2)%
Econo Lodge	853	52,835	840	51,678	13	1,157	1.5%	2.2%
Rodeway	481	26,544	460	25,366	21	1,178	4.6%	4.6%
MainStay	47	3,629	42	3,304	5	325	11.9%	9.8%
Suburban	62	6,959	64	7,164	(2)	(205)	(3.1)%	(2.9)%
Ascend Hotel Collection	110	9,408	104	9,076	6	332	5.8%	3.7%
Cambria hotel & suites	24	2,917	20	2,404	4	513	20.0%	21.3%
Total Domestic Franchises	5,230	398,198	5,212	400,854	18	(2,656)	0.3%	(0.7)%
Domestic hotels open and operating increased by 11 hotels during the three months ended June 30, 2015, compared to a net increase of 1 domestic hotel open and operating during the three months ended June 30, 2014. Gross domestic franchise additions increased from 67 for the three months ended June 30, 2014 to 74 for the same period of 2015. New construction hotels represented 19 of the gross domestic additions during the three months ended June 30, 2015 as compared to 11 new construction hotel openings in the same period of the prior year. There were 55 gross domestic additions for conversion hotels during both the three months ended June 30, 2015 and 2014. The timing of conversion hotel openings are impacted by various factors including the complexity of the property improvement plans required to be completed prior to opening but typically open within three to four months after the execution of a franchise agreement.
Net domestic franchise terminations decreased from 66 in the three months ended June 30, 2014 to 63 for the three months ended June 30, 2015.
International royalties declined $1.1 million from $6.5 million for the three months ended June 30, 2014 to $5.4 million for the three months ended June 30, 2015 despite a 1.0% increase in the number of rooms available primarily due to the negative impact of foreign currency fluctuations in the various countries that we operate. International rooms open and operating increased from 105,669 as of June 30, 2014 to 106,763 as of June 30, 2015, however, the total number of international hotels declined 1.2% from 1,160 as of June 30, 2014 to 1,146 as of June 30, 2015.
Initial Franchise and Relicensing Fees
Domestic initial franchise fee revenue, included in the initial franchise and relicensing fees caption on the Company's statements of income, generated from executed franchise agreements increased $1.0 million to $3.5 million for the three months ended June 30, 2015 from $2.5 million for the three months ended June 30, 2014. Domestic initial fee revenue increased approximately 43% as there has been a 11% increase in executed franchise agreements from 125 franchise agreements, representing 9,964 rooms, executed in the second quarter of 2014 compared to 139 franchise agreements, representing 11,601 rooms executed in the second quarter of 2015. In addition, revenue increased due to an increase in deferred revenue recognized in 2015 related to franchise agreements containing developer incentives as well as a decline in the percentage of franchise agreements executed during the quarter containing developer incentives. Revenues associated with agreements including incentives are deferred and recognized when the incentive criteria are met or the agreement is terminated, whichever comes first.
During the second quarter of 2015, 30 of the executed agreements were for new construction hotel franchises representing 2,695 rooms compared to 29 contracts representing 2,080 rooms for the three months ended June 30, 2014. Conversion hotel executed franchise agreements totaled 109 representing 8,906 rooms for the three months ended June 30, 2015 compared to 96 agreements representing 7,884 rooms for the same period a year ago. The increase in conversion deals primarily reflect the Company's continued focus on growing its Comfort brands as well as increased developer interest in the Quality brand particularly from owners who are unwilling or unable to meet the Company's increasing brand and property standards required to operate their hotel within in the Comfort family of brands.

A summary of executed domestic franchise agreements by brand for the three months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	9	13	22	7	5	12	29%	160%	83%
Comfort Suites	8	—	8	6	—	6	33%	NM	33%
Sleep	4	—	4	10	1	11	(60)%	(100)%	(64)%
Quality	1	46	47	2	38	40	(50)%	21%	18%
Clarion	—	3	3	—	9	9	NM	(67)%	(67)%
Econo Lodge	—	19	19	—	21	21	NM	(10)%	(10)%
Rodeway	—	21	21	—	16	16	NM	31%	31%
MainStay	2	—	2	1	1	2	100%	(100)%	—%
Suburban	1	1	2	—	2	2	NM	(50)%	—%
Ascend Hotel Collection	—	6	6	3	3	6	(100)%	100%	—%
Cambria hotel & suites	5	—	5	—	—	—	NM	NM	NM
Total Domestic System	30	109	139	29	96	125	3%	14%	11%
Relicensing fees include fees charged to the new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system as well as fees required to renew expiring franchise contracts. Domestic relicensing and renewal revenues increased $0.1 million or 7% from $2.0 million for the three months ended June 30, 2014 to $2.1 million for the three months ended June 30, 2015. The increase in revenues is due to a 13% increase in the execution of domestic relicensing and renewal contracts partially offset by an decline in the average fees per contract. Domestic relicensing and renewal contracts increased from 75 in the second quarter of 2014 to 85 for the three months ended June 30, 2015.
As of June 30, 2015, the Company had 518 franchised hotels with 40,297 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 423 hotels and 32,564 rooms at June 30, 2014. The number of new construction franchised hotels in the Company's domestic pipeline increased 30% to 321 at June 30, 2015 from 247 at June 30, 2014. The number of conversion franchised hotels in the Company's domestic pipeline increased by 21 hotels or 12% from 176 hotels at June 30, 2014 to 197 hotels at June 30, 2015. The Company had an additional 95 franchised hotels with 9,320 rooms under construction, awaiting conversion or approved for development in its international system as of June 30, 2015 compared to 93 hotels and 8,382 rooms at June 30, 2014. While the Company's hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.

A summary of the domestic franchised hotels pipeline, which includes hotels under construction, awaiting conversion and approved for development, at June 30, 2015 and 2014 by brand is as follows:

							Variance
	June 30, 2015			June 30, 2014			Conversion		New Construction		Total
	Conversion	New Construction	Total	Conversion	New Construction	Total	Units	%	Units	%	Units	%
Comfort Inn	38	64	102	38	50	88	—	—%	14	28%	14	16%
Comfort Suites	3	76	79	1	47	48	2	200%	29	62%	31	65%
Sleep	1	65	66	2	56	58	(1)	(50)%	9	16%	8	14%
Quality	54	5	59	41	6	47	13	32%	(1)	(17)%	12	26%
Clarion	11	2	13	12	2	14	(1)	(8)%	—	—%	(1)	(7)%
Econo Lodge	24	4	28	33	2	35	(9)	(27)%	2	100%	(7)	(20)%
Rodeway	34	3	37	31	2	33	3	10%	1	50%	4	12%
MainStay	1	47	48	2	35	37	(1)	(50)%	12	34%	11	30%
Suburban	6	12	18	7	14	21	(1)	(14)%	(2)	(14)%	(3)	(14)%
Ascend Hotel Collection	25	18	43	9	15	24	16	178%	3	20%	19	79%
Cambria hotel & suites	—	25	25	—	18	18	—	NM	7	39%	7	39%
	197	321	518	176	247	423	21	12%	74	30%	95	22%

Selling, General and Administrative Expenses: The cost to operate the business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $33.1 million for the three months ended June 30, 2015, an increase of $1.7 million or 5% from the three months ended June 30, 2014.
SG&A expenses for the three months ended June 30, 2015 and 2014 include approximately $4.3 million and $4.2 million, respectively related to the Company's SkyTouch division.
Excluding the SG&A expenses for the SkyTouch division, SG&A for the three months ended June 30, 2015 increased $1.6 million or 6% from the prior year. This increase in SG&A primarily reflects general inflationary cost increases as well as additional expenses related to an expansion of the Company's franchised hotel quality assurance program; increased variable franchise sales compensation due to an 11% increase in domestic executed franchise agreements; increased investment in franchise sales personnel and incremental advertising to support franchise sales and the launch of the Company's new brand identity. These cost increases were partially offset by a $1.0 million decrease in compensation related to the fluctuation in the fair value of investments held in the Company's non-qualified benefit plans.
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
Total marketing and reservation system revenues increased 28% from $103.8 million for the three months ended June 30, 2014 to $133.1 million for the three months ended June 30, 2015. The increase in revenues was primarily due to improved system fees resulting from RevPAR increases and increasing revenues from the Choice Privileges loyalty program resulting from the growth in program membership and increased in average daily rate and the recognition of $7.0 million of previously deferred revenues compared to a $15.8 million deferral of revenues to future periods recorded in 2014.
.

At June 30, 2015 and December 31, 2014, cumulative marketing and reservation system fees billed exceeded expenses by $35.7 million and $44.3 million, respectively, with the excess reflected as an other long-term liability in the accompanying consolidated balance sheets.
Other (Gains) and Losses: Other (gains) and losses increased from a gain of $0.5 million for the three months ended June 30, 2014 to a gain of $1.2 million in the same period of the current year primarily due to a $1.3 million gain on the sale of an interest in an unconsolidated joint venture partially offset by fluctuations in the fair value of investments held in the Company's non-qualified employee benefit plans which declined $0.6 million compared to the same period of the prior year.
Equity in Net Loss of Affiliates: Losses recognized from unconsolidated joint ventures increased $0.4 million to $0.4 million for the three months ended June 30, 2015. These losses are primarily attributable to the results of operations during the ramp up period of operations for several recently opened hotel projects owned by unconsolidated joint ventures. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria hotel & suites in strategic markets.
Income Taxes: The Company’s effective income tax rates from continuing operations were 32.3% and 29.8% for the three months ended June 30, 2015 and June 30, 2014, respectively. The effective income tax rates for the three months ended June 30, 2015 and 2014 were lower than the U.S. federal income tax rate of 35% due to the recurring impact of foreign operations, partially offset by state income taxes.
Discontinued Operations: In the first quarter of 2014, the Company's management approved a plan to dispose of the three Company owned Mainstay Suites hotels. As a result, the Company has reported the operations related to these three hotels as discontinued operations beginning in the first quarter of 2014. Net income from discontinued operations was $0.1 million in the second quarter of 2014 and primarily reflected a $0.3 million pre-tax gain on the sale of one of of these hotels during the three months ended June 30, 2014.

Operations Review
Comparison of Operating Results for the Six-Month Periods Ended June 30, 2015 and 2014

Summarized financial results for the six months ended June 30, 2015 and 2014 are as follows:

(in thousands)	2015	2014
REVENUES:
Royalty fees	$143,614	$136,210
Initial franchise and relicensing fees	11,533	8,462
Procurement services	13,396	12,798
Marketing and reservation	231,835	193,372
Other	7,023	6,558
Total revenues	407,401	357,400
OPERATING EXPENSES:
Selling, general and administrative	65,560	58,093
Depreciation and amortization	5,685	4,610
Marketing and reservation	231,835	193,372
Total operating expenses	303,080	256,075
Operating income	104,321	101,325
OTHER INCOME AND EXPENSES, NET:
Interest expense	21,236	20,881
Interest income	(623)	(850)
Other (gains) and losses	(1,641)	(533)
Equity in net loss of affiliates	1,436	65
Total other income and expenses, net	20,408	19,563
Income from continuing operations before income taxes	83,913	81,762
Income taxes	26,506	25,014
Income from continuing operations, net of income taxes	57,407	56,748
Income from discontinued operations, net of income taxes	—	1,762
Net income	$57,407	$58,510

Results of Operations
The Company recorded income from continuing operations of $57.4 million for the six month period ended June 30, 2015, a $0.7 million, or 1% increase from the same period of the prior year. The increase in income from continuing operations primarily reflects a $3.0 million increase in operating income and a $1.1 million increase in other gains and losses partially offset by an increase in the Company's effective income tax rate from continuing operations from 30.6% for the six month period ended June 30, 2014 to 31.6% for the six month period ended June 30, 2015 and a $1.4 million increase in losses recognized from unconsolidated equity method investments.
Operating income increased $3.0 million as the Company's franchising revenues increased by $10.6 million or 6% partially offset by an increase in SG&A expenses of $7.5 million or 13%. Adjusted EBITDA for the six months ended June 30, 2015 increased $4.1 million or 4% to $110 million. The key drivers of these fluctuations are described in more detail below.
Franchising Revenues: Franchising revenues were $174.6 million for the six months ended June 30, 2015 compared to $163.9 million for the six months ended June 30, 2014, an increase of 6%. The increase in franchising revenues is primarily due to a $7.4 million or 5% increase in royalty revenues, a $0.6 million or 5% increase in procurement services revenues and a $3.1 million or 36% increase in initial franchising and relicensing revenues.
Royalty Fees
Domestic royalty fees for the six months ended June 30, 2015 increased $9.2 million to $133.6 million, an increase of 7.4% compared to the six months ended June 30, 2014. The increase in royalties is attributable to a combination of factors including a 8.1% increase in RevPAR partially offset by a 0.7% decrease in the number of domestic franchised hotel rooms open and operating and a 1 basis point decline in the effective royalty rate from 4.30% to 4.29%. System-wide RevPAR increased due to a combination of a 3.7% increase in average daily rates and a 240 basis point increase in occupancy rates.
A summary of the Company's domestic franchised hotels operating information is as follows:

	For the Six Months Ended June 30, 2015*			For the Six Months Ended June 30, 2014*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$87.35	63.5%	$55.48	$83.68	61.3%	$51.31	4.4%	220	bps	8.1%
Comfort Suites	93.06	68.2%	63.43	89.35	65.7%	58.68	4.2%	250	bps	8.1%
Sleep	79.60	64.0%	50.93	75.94	61.3%	46.57	4.8%	270	bps	9.4%
Quality	73.16	57.5%	42.05	70.37	54.8%	38.57	4.0%	270	bps	9.0%
Clarion	78.25	56.3%	44.07	75.01	53.0%	39.75	4.3%	330	bps	10.9%
Econo Lodge	57.47	52.4%	30.13	55.75	49.7%	27.72	3.1%	270	bps	8.7%
Rodeway	57.22	55.8%	31.90	54.19	53.2%	28.85	5.6%	260	bps	10.6%
MainStay	76.24	68.5%	52.23	73.80	70.6%	52.11	3.3%	(210)	bps	0.2%
Suburban	47.25	76.5%	36.15	44.53	72.6%	32.34	6.1%	390	bps	11.8%
Ascend Hotel Collection	122.78	59.8%	73.45	117.13	59.2%	69.30	4.8%	60	bps	6.0%
Total	$78.08	60.4%	$47.15	$75.26	58.0%	$43.63	3.7%	240	bps	8.1%
___________________
*Operating statistics exclude Cambria hotel & suites since the operating statistics are not representative of a stabilized brand which the Company defines as having at least 25 units open and operating for a twelve month period.
Domestic hotels open and operating increased by 9 hotels during the six months ended June 30, 2015 compared to a net increase of 32 domestic hotels open and operating during the six months ended June 30, 2014. Gross domestic franchise additions declined from 134 for the six months ended June 30, 2014 to 130 for the same period of 2015. New construction hotels represented 33 of the gross domestic additions during the six months ended June 30, 2015 as compared to 19 new construction hotel openings in the same period of the prior year. Gross domestic additions for conversion hotels during the six months ended June 30, 2015 decreased by 18 units to 97 from 115 for the six months ended June 30, 2014. The decline reflects the variability in timing of hotel openings from period to period. The timing of conversion hotel openings are impacted by various factors including the complexity of the property improvement plans required to be completed prior to opening but typically open within three to four months after the execution of the franchise agreement. The Company expects the number of new franchise units that will open during 2015 to increase from 302 hotels in 2014 to 356 hotels. The projected increase in gross openings primarily reflects an additional 26 new construction openings as well as a 28 unit increase in conversion openings. The increase in new construction openings reflects the improving hotel development environment which has resulted in an increase in new construction executed franchise agreements since 2012. New construction hotels typically average 18 to 36 months to open after the franchise agreement is executed.
Net domestic franchise terminations increased from 102 in the six months ended June 30, 2014 to 121 for the six months ended June 30, 2015. The increase in net terminations primarily reflects an increase in the number of hotels removed from our franchise system for non-compliance with Company's rules and regulations. As industry supply growth continues to improve and return to historical average levels, the Company will continue to execute its strategy to replace or reposition franchised hotels that do not meet brand standards or are under-performing in their market.
International royalties declined by $1.8 million or 15% from the six months ended June 30, 2014 to $10.0 million for the same period of 2015. International rooms open and operating increased 1.0% to 106,763 as of June 30, 2015 from 105,669 as of June 30, 2014. Despite the increase in international rooms available, royalties declined as a result of unfavorable foreign currency fluctuations in the countries in which we operate. The total number of international hotels declined 1.2% from 1,160 as of June 30, 2014 to 1,146 as of June 30, 2015.

Initial Franchise and Relicensing Fees
Domestic initial fee revenue, included in the initial franchise and relicensing fees caption on the Company's statements of income, generated from executed franchise agreements increased $2.3 million to $6.5 million for the six months ended June 30, 2015 from $4.3 million for the six months ended June 30, 2014. Domestic initial fee revenue increased approximately 53% primarily due to a 29% increase in the number of new domestic executed franchise agreements and a decline in the percentage of franchise agreements executed during the current period containing development incentives. Revenues associated with agreements including incentives are deferred and recognized when the incentive criteria are met or the agreement is terminated, whichever comes first.
New domestic franchise agreements executed in the six months ended June 30, 2015 totaled 238 representing 18,131 rooms compared to 184 agreements representing 14,654 rooms executed in the same period of 2014. During the six months ended June 30, 2015, 53 of the executed agreements were for new construction hotel franchises representing 4,182 rooms, compared to 48 contracts representing 3,493 rooms for the six months ended June 30, 2014. The increase in new construction franchise agreements primarily reflects a gradual improvement of the lending environment for hotel construction and improving lodging fundamentals including an increasing RevPAR environment and low industry supply growth which are typically a catalyst for increased construction of new hotels.
Conversion hotel executed franchise agreements totaled 185 representing 13,949 rooms for the six months ended June 30, 2015 compared to 136 agreements representing 11,161 rooms for the same period a year ago. The increase in conversion deals primarily reflect the Company's continued focus on growing its Ascend Hotel Collection and Comfort brands as well as increased developer interest in the Quality brand particularly from owners who are unwilling or unable to meet the Company's increasing brand and property standards required to operate their hotel within in the Comfort family of brands.
A summary of executed domestic franchise agreements by brand for the six months ended June 30, 2015 and 2014 is as follows:

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	13	20	33	10	8	18	30%	150%	83%
Comfort Suites	13	2	15	7	—	7	86%	NM	114%
Sleep	9	—	9	14	1	15	(36)%	(100)%	(40)%
Quality	3	75	78	3	48	51	—%	56%	53%
Clarion	—	6	6	—	11	11	NM	(45)%	(45)%
Econo Lodge	—	28	28	—	27	27	NM	4%	4%
Rodeway	—	35	35	1	31	32	(100)%	13%	9%
MainStay	6	—	6	5	1	6	20%	(100)%	—%
Suburban	1	3	4	1	3	4	—%	—%	—%
Ascend Hotel Collection	1	16	17	6	6	12	(83)%	167%	42%
Cambria hotel & suites	7	—	7	1	—	1	600%	NM	600%
Total Domestic System	53	185	238	48	136	184	10%	36%	29%
Relicensing fees include fees charged to the new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system as well as fees required to renew expiring franchise contracts. Domestic relicensing revenues increased $0.8 million or 22% from $3.8 million for the six months ended June 30, 2014 to $4.6 million for the six months ended June 30, 2015. The increase in revenues is due to a 17% increase in the execution of domestic relicensing and renewal contracts and an increase in the average fees per contract. Domestic relicensing and renewal contracts increased from 158 in the six months ended June 30, 2014 to 185 for the six months ended June 30, 2015.

Procurement Services: Revenues increased $0.6 million or 5% from $12.8 million for the six months ended June 30, 2014 to $13.4 million for the six months ended June 30, 2015. The increase in revenues primarily reflects the implementation of new brand programs as well as an increased volume of business transacted with qualified vendors and strategic alliance partners.

Other Income: Revenue increased $0.5 million from the six months ended June 30, 2014 to $7.0 million for the six months ended June 30, 2015. The increase in other income is primarily due to rental income earned from a commercial office building that was acquired on December 30, 2014 and support and consulting fees earned by the Company's SkyTouch division, offset by a decline in fees charged to franchisees for non-compliance with the Company's rules and regulations.
Selling, General and Administrative Expenses: The cost to operate the business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $65.6 million for the six months ended June 30, 2015, an increase of $7.5 million or 13% from the six months ended June 30, 2014.
SG&A expenses for the six months ended June 30, 2015 and 2014 include approximately $9.7 million and $7.5 million, respectively, related to the Company's SkyTouch division. The increase in expenses related to SkyTouch primarily reflects increased investment in the division's sales and marketing efforts and product development.
Excluding the SG&A expenses for the SkyTouch division, SG&A for the six months ended June 30, 2015 increased $5.3 million from the prior year. This increase in SG&A primarily reflects general inflationary cost increases as well as additional expenses related to an expansion of the Company's franchised hotel quality assurance program; increased variable franchise sales compensation due to a 29% increase in domestic executed franchise agreements; increased investment in franchise sales personnel; realized foreign currency exchange rate losses and incremental advertising to support franchise sales and the launch of the Company's new brand identity. These cost increases were partially offset by a $0.5 million decrease in compensation related to the fluctuation in the fair value of investments held in the Company's non-qualified benefit plans.
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
Total marketing and reservation system revenues increased 20% from $193.4 million for the six months ended June 30, 2014 to $231.8 million for the six months ended June 30, 2015. The increase in revenues was primarily due to improved system fees resulting from RevPAR increases and increasing revenues from the Choice Privileges loyalty program resulting from the growth in program membership and increase in average daily rate and the recognition of $8.6 million of previously deferred revenues in 2015 compared to a $10.1 million deferral of revenues to future periods recorded in 2014.
At June 30, 2015 and December 31, 2014, cumulative marketing and reservation system fees billed exceeded expenses by $35.7 million and $44.3 million, respectively, with the excess reflected as an other long-term liability in the accompanying consolidated balance sheets.
Other (Gains) and Losses: Other (gains) and losses increased from a gain of $0.5 million for the six months ended June 30, 2014 to a gain of $1.6 million in the same period of the current year primarily due to a $1.3 million gain on the sale of an interest in an unconsolidated joint venture, offset by fluctuations in the fair value of investments held in the Company's non-qualified employee benefit plans.
Equity in Net Loss of Affiliates: Losses recognized from unconsolidated joint ventures increased $1.4 million to $1.4 million for the six months ended June 30, 2015. These losses are primarily attributable to the results of operations during the ramp up period of operations for several recently opened hotel projects owned by unconsolidated joint ventures. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria hotel & suites in strategic markets.
Income Taxes: The Company’s effective income tax rates for income from continuing operations were 31.6% and 30.6% for the six months ended June 30, 2015 and 2014, respectively. The effective income tax rates for the six months ended June 30, 2015 and 2014 were lower than the U.S. federal income tax rate of 35% due to the recurring impact of foreign operations, partially offset by state income taxes. The effective income tax rate for the six months ended June 30, 2015 was further reduced due to the settlement of uncertain tax positions.

Discontinued Operations: In the first quarter of 2014, the Company's management approved a plan to dispose of the three Company owned Mainstay Suites hotels. As a result, the Company has reported the operations related to these three hotels as discontinued operations beginning in the first quarter of 2014. Net income from discontinued operations was $1.8 million in the first six months of 2014 and primarily reflected a $2.8 million pre-tax gain on the sale of the three hotels.

Liquidity and Capital Resources
Operating Activities
During the six months ended June 30, 2015 and 2014, net cash provided by operating activities totaled $37.9 million and $65.8 million, respectively. Operating cash flows declined $27.9 million primarily due to a $27.8 million decrease in cash flows from marketing and reservation activities and a $12.5 million increase in net disbursements to franchisees for property improvements and other purposes utilizing forgivable notes receivable partially offset by the improvement in receivable collections and the timing of payable disbursements.
Net cash provided by marketing and reservation activities totaled $3.7 million during the six months ended June 30, 2015 compared to $31.5 million during the six months ended June 30, 2014. The decline in cash provided by marketing and reservation activities primarily reflects an increase in advertising and promotional costs to support various brand programs as well as an expansion of the Company's information technology workforce to support improvements to the Company's various property management and central reservation technologies that are designed to deliver guests to our franchised hotels.
In conjunction with brand and development programs, the Company provides financing to franchisees for property improvements and other purposes in the form of forgivable notes receivable. If the franchisee remains in the system in good standing over the term of the promissory note, the Company forgives the outstanding principal balance and related interest. Since these forgivable notes are predominantly forgiven ratably over the term of the promissory note rather than repaid, the Company classifies the related issuance and collections of these notes as operating activities. During the six months ended June 30, 2015 and 2014, the Company's net advances for these purposes totaled $19.2 million and $6.7 million, respectively. The timing and amount of these cash flows is dependent on various factors including the implementation of various development and brand incentive programs, the level of franchise sales as well as the timing of hotel openings. At June 30, 2015, the Company had commitments to extend an additional $49.2 million for these purposes provided certain conditions are met by its franchisees, of which $9.5 million is expected to be advanced in the next twelve months.
Investing Activities
Cash utilized for investing activities totaled $9.3 million for the six months ended June 30, 2015 compared to net cash provided of $4.6 million for the same period of 2014. The increase in cash utilized for investing activities for the six months ended June 30, 2015 primarily reflects the following items:
During the six months ended June 30, 2015 and 2014, capital expenditures totaled $14.6 million and $7.3 million, respectively. The increase in capital expenditures from 2014 primarily reflect increased spending on upgrades of our central reservation and yield management systems as well as purchases of technology hardware.
During the six months ended June 30, 2015, the Company realized proceeds from the sales of assets totaling $6.3 million related to the sale of a parcel of land and an interest in an unconsolidated joint venture that developed and operated a Cambria hotel & suites. During the six months ended June 30, 2014, the Company realized proceeds from the sale of assets totaling $12.2 million related to the sale of three company-owned Mainstay hotels and a facility previously utilized as a call center.
During the six months ended June 30, 2015 and 2014, the Company invested $2.4 million and $6.9 million, respectively, in joint ventures accounted for under the equity method of accounting. The Company's investment in these joint ventures primarily relate to ventures that either support the Company's efforts to increase business delivery to its franchisees or promote growth of our emerging brands.
During the six months ended June 30, 2015 and 2014, the Company sold investments totaling $1.1 million and $0.6 million, respectively, and utilized the proceeds to distribute participant deferred compensation balances from the Company's non-qualified retirement plans. The increase in proceeds from the sale of investments primarily reflects the timing of employee terminations and their deferred compensation distribution elections.

From time to time, our board of directors authorizes specific transactions and general programs which permit us to provide financing, investment and guarantees and similar credit support to qualified franchisees, as well as to acquire and resell real estate to incent franchise development. Since 2006, we have engaged in these financial support activities to encourage acceleration of the growth of our Cambria hotel & suites brand, primarily in strategic markets and locations. Over the next three to five years, depending on market and other conditions, we expect to continue to deploy capital in support of this brand and expect our investment to range between $250 million to $350 million over that time period. The annual pace of future financial support activities will depend upon market and other conditions including among others, our franchise sales results, the environment for new construction hotel development and the hotel lending environment. Our support of the Cambria brand’s growth is expected to be primarily in the form of joint venture investments, forgivable key money loans, senior mortgage loans, including development loans, mezzanine lending, and through the operation of a land-banking program. With respect to our lending and joint venture investments, we generally expect to recycle these loans and investments within a five year period. At June 30, 2015, the Company had approximately $60 million outstanding pursuant to these financial support activities.

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
Old Senior Secured Credit Facility

On July 25, 2012, the Company entered into a $350 million senior secured credit facility, comprised of a $200 million revolving credit tranche (the "Revolver") and a $150 million term loan tranche (the "Term Loan") with Deutsche Bank AG New York Branch, as administrative agent, Wells Fargo Bank, National Association, as administrative agent, and a syndication of lenders (the "Old Credit Facility"). The Old Credit Facility had a final maturity date of July 25, 2016, subject to an optional one-year extension, provided certain conditions were met. Up to $25 million of the borrowings under the Revolver were available to be used for letters of credit, up to $10 million of borrowings under the Revolver were available for swing line loans and up to $35 million of borrowings under the Revolver were available to be used for alternative currency loans. The Term Loan required quarterly amortization payments (a) during the first two years, in equal installments aggregating 5% of the original principal amount of the Term Loan per year, (b) during the second two years, in equal installments aggregating 7.5% of the original principal amount of the Term Loan per year, and (c) during the one-year extension period (if exercised), equal installments aggregating 10% of the original principal amount of the Term Loan.

The Old Credit Facility was unconditionally guaranteed, jointly and severally, by certain of the Company's domestic subsidiaries. The subsidiary guarantors included all subsidiaries that guarantee the obligations under the Company's Indenture governing the terms of its 2010 and 2012 Senior Notes.
The Old Credit Facility was secured by first priority pledges of (i) 100% of the ownership interests in certain domestic subsidiaries owned by the Company and the guarantors, (ii) 65% of the ownership interests in (a) the top-tier foreign holding company of the Company's foreign subsidiaries, and (b) the domestic subsidiary that owns the top-tier foreign holding company of the Company's foreign subsidiaries and (iii) all domestic franchise agreements (the "Franchise Agreements") between the Company and individual franchisees, but only to the extent that the Franchise Agreements may be pledged without violating any law of the relevant jurisdiction or conflicting with any existing contractual obligation of the Company or the applicable franchisee.
The Company could reduce the Revolver commitment and/or prepay the Term Loan in whole or in part at any time without penalty, subject to reimbursement of customary breakage costs, if any.
Additionally, the Old Credit Facility required that the Company and its restricted subsidiaries comply with various financial maintenance covenants, as well as covenants with respect to restrictions on liens, incurring indebtedness, making investments, paying dividends or repurchasing stock, and effecting mergers and/or asset sales.
At June 30, 2015, the Company was in compliance with all covenants under the Old Credit Facility.
At June 30, 2015, the Company had $123.8 million outstanding under the Term Loan and $13.0 million outstanding under the Revolver. At December 31, 2014, the Company had $129.4 million outstanding under the Term Loan and no amounts outstanding under the Revolver.
New Unsecured Credit Agreement
On July 21, 2015, the Company refinanced the Old Credit Facility by entering into a $450 million senior unsecured revolving credit agreement among the Company and Deutsche Bank AG New York Branch, as administrative agent, Wells Fargo Bank, National Association as syndication agent and swing line lender, and a syndication of lenders (the “New Credit Agreement”).
The New Credit Agreement provides for a $450 million unsecured revolving credit facility (the “New Revolver”) with a final maturity date of July 21, 2020, subject to optional one-year extensions that can be requested by the Company prior to each of the first, second and third anniversaries of the closing date of the New Revolver. The effectiveness of any such extensions is subject to the consent of the lenders under the New Credit Agreement and certain customary conditions. Up to $35 million of borrowings under the New Revolver may be used for alternative currency loans and up to $15 million of borrowings under the New Revolver may be used for swing line loans.
The New Revolver is unconditionally guaranteed, jointly and severally, by certain of the Company’s domestic subsidiaries, which are considered restricted subsidiaries under the New Credit Agreement. The subsidiary guarantors currently include all subsidiaries that guarantee the obligations under the Company’s Indenture governing the terms of its 5.75% senior notes due 2022 and its 5.70% senior notes due 2020. If the Company achieves and maintains an Investment Grade Rating, as defined in the New Credit Agreement, then the subsidiary guarantees will at the election of the Company be released and the New Revolver will not be guaranteed.
The Company may at any time prior to the final maturity date increase the amount of the New Revolver by up to an additional $150 million to the extent that any one or more lenders commit to being a lender for the additional amount and certain other customary conditions are met.
The Company currently may elect to have borrowings under the New Revolver bear interest at a rate equal to (i) LIBOR plus a margin ranging from 135 to 175 basis points based on the Company’s total leverage ratio or (ii) a base rate plus a margin ranging from 35 to 75 basis points based on the Company’s total leverage ratio. If the Company achieves an Investment Grade Rating, then the Company may elect to use a different, ratings-based, pricing grid set forth in the New Credit Agreement.
The New Credit Agreement requires the Company to pay a fee on the undrawn portion of the New Revolver, calculated on the basis of the average daily unused amount of the New Revolver multiplied by 0.20% per annum. If the Company achieves an Investment Grade Rating and it elects to use the ratings-based pricing grid set forth in the New Credit Agreement, then the Company will be required to pay a fee on the total commitments under the New Revolver, calculated on the basis of the actual daily amount of the commitments under the New Revolver (regardless of usage) times a percentage per annum ranging from 0.10% to 0.25% (depending on the Company’s senior unsecured long-term debt rating).

The New Credit Agreement requires that the Company and its restricted subsidiaries comply with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments and effecting mergers and/or asset sales. With respect to dividends, the Company may not declare or make any payment if there is an existing event of default or if the payment would create an event of default. In addition, if the Company’s total leverage ratio exceeds 4.0 to 1.0, the Company is generally restricted from paying aggregate dividends in excess of $50 million in any calendar year.
The New Credit Agreement imposes financial maintenance covenants requiring the Company to maintain a total leverage ratio of not more than 4.5 to 1.0 and a consolidated fixed charge coverage ratio of at least 2.5 to 1.0. If the Company achieves and maintains an Investment Grade Rating, then the Company will not need to comply with the consolidated fixed charge coverage ratio covenant.
The New Credit Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the New Credit Agreement to be immediately due and payable.
The proceeds of the New Revolver are expected to be used for general corporate purposes, including working capital, debt repayment, stock repurchases, dividends, investments and other permitted uses set forth in the New Credit Agreement.
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
Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At June 30, 2015, the Company had been advanced approximately $3.5 million pursuant to these agreements and expects to receive the remaining $0.9 million over the next several years, subject to annual appropriations by the governmental entities. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration of the Company's 10 year corporate headquarters lease in 2023 will be forgiven in full. The advances will be included in long-term debt in the Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all current performance conditions as of June 30, 2015.
Dividends
The Company currently maintains the payment of a quarterly dividend on its common stock outstanding of $0.195 per share, however, the declaration of future dividends are subject to the discretion of our board of directors. In December 2014, the Company's board of directors increased the quarterly dividend rate to $0.195 per share, beginning with the dividend payable in January 2015, representing a 5% increase from previous quarterly declarations. The Company's quarterly dividend rate declared during the six months ended June 30, 2015 remained unchanged from the previous quarterly declaration.
During the six months ended June 30, 2015, the Company paid cash dividends totaling $22.9 million. We expect to continue to pay dividends in the future, subject to the declaration of our board of directors as well as to future business performance, economic conditions, changes in income tax regulations and other factors. Based on the present dividend rate and outstanding share count, we expect that aggregate annual regular dividends for 2015 would be approximately $45.4 million.
Share Repurchases
The Company did not repurchase any shares of its common stock under the share repurchase program during the six months ended June 30, 2015. Since the program's inception through June 30, 2015, we have repurchased 46.7 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.2 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 79.7 million shares at an average price of $14.55 per share. As of June 30, 2015, the Company had approximately 3.0 million shares remaining under the current share repurchase authorization.
During the six months ended June 30, 2015, the Company redeemed 102,753 shares of common stock at a total cost of approximately $6.2 million from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were outside the share repurchase program.
Other items
Approximately $205 million of the Company's cash and cash equivalents at June 30, 2015 pertains to undistributed earnings of the Company's consolidated foreign subsidiaries. Since the Company's intent is for such earnings to be reinvested by the foreign subsidiaries, the Company has not provided additional U.S. income taxes on these amounts. While the Company has no intention to utilize these cash and cash equivalents in its domestic operations, any change to this policy would result in the Company incurring additional U.S. income taxes on any amounts utilized domestically.
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
On June 30, 2015, the VIE refinanced the construction loan into a mini-permanent loan with the same lender.  In connection with the refinancing, the Company entered into a limited payment guaranty on substantially the same terms as the original limited payment guaranty and reaffirmed its obligations under the environmental indemnity agreement.  In addition, the completion guaranty was terminated.
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
The Company believes the likelihood of having to perform under the aforementiond limited payment guarantees was remote at June 30, 2015 and December 31, 2014.

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
Revenue Recognition
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
Several factors could cause actual results, performance or achievements of the Company to differ materially from those expressed in or contemplated by the forward-looking statements.  Such risks include, but are not limited to, changes to general, domestic and foreign economic conditions;  foreign currency fluctuations; operating risks common in the lodging and franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees and our relationships with our franchisees; our ability to keep pace with improvements in technology utilized for marketing and reservations systems and other operating systems; our ability to grow our franchise system; exposures to risks relating to development activities; fluctuations in the supply and demand for hotels rooms; our ability to realize anticipated benefits of acquired businesses; the level of acceptance of alternative growth strategies we may implement; cyber security and data breach risks; operating risks associated with international operations; the outcome of litigation; and our ability to effectively manage our indebtedness.  These and other risk factors are discussed in detail in the Risk Factors section of the Company's Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 2, 2015.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company's foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including in certain circumstances the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $18.4 million and $17.8 million at June 30, 2015 and December 31, 2014, respectively which we account for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
At June 30, 2015, the Company had $136.8 million of variable interest rate debt instruments outstanding at an effective rate of 2.2%. A hypothetical change of 10% in the Company’s effective interest rate from June 30, 2015 levels would increase or decrease annual interest expense by $0.3 million. The Company expects to refinance its fixed and variable long-term debt obligations prior to their scheduled maturities.
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

An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.
Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2015, that materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.
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
Issuer Purchases of Equity Securities
The following table sets forth purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the six months ended June 30, 2015:

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1),(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2015	19,246	$54.75	—	3,000,000
February 28, 2015	69,937	62.13	—	3,000,000
March 31, 2015	13,274	62.38	—	3,000,000
April 30, 2015	296	62.68	—	3,000,000
May 31, 2015	—	—	—	3,000,000
June 30, 2015	—	—	—	3,000,000
Total	102,753	$60.78	—	3,000,000
 _______________________

(1)	The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998. The program has no fixed dollar amount or expiration date.

(2)
During the six months ended June 30, 2015, the Company redeemed 102,753 shares of common stock from employees to satisfy the option price and minimum tax-withholding requirements related to the exercising of options and vesting of restricted stock and performance vested restricted stock unit grants. These redemptions were not part of the board repurchase authorization.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
Exhibit Number and Description

Exhibit Number	Description

3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

3.02(b)	Amendment to the Restated Certificate of Incorporation of Choice Hotels International, Inc.

3.03(c)	Amended and Restated Bylaws of Choice Hotels International, Inc.

3.04(d)	Amendment to the Amended and Restated Bylaws of Choice Hotels International, Inc.

10.01(d)	Amendment to the Choice Hotels International, Inc. 2006 Long-Term Incentive Plan.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

_______________________

*	Filed herewith

(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Registration Statement on Form S-4, filed August 31, 1998 (Reg. No. 333-62543).

(b)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed May 1, 2013.

(c)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed February 16, 2010.

(d)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed April 29, 2015.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

August 5, 2015	By:	/S/ DAVID L. WHITE
David L. White
Senior Vice President, Chief Financial Officer & Treasurer