Form 10-Q
period 2015-09-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2015-11-06
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2015
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

CLASS	SHARES OUTSTANDING AT SEPTEMBER 30, 2015
Common Stock, Par Value $0.01 per share	56,622,700

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
REVENUES:
Royalty fees	$89,929	$86,091	$233,543	$222,301
Initial franchise and relicensing fees	6,170	4,299	17,703	12,761
Procurement services	6,271	5,495	19,667	18,293
Marketing and reservation	134,463	115,653	366,298	309,025
Other	4,693	3,630	11,716	10,188
Total revenues	241,526	215,168	648,927	572,568

OPERATING EXPENSES:
Selling, general and administrative	30,152	30,236	95,712	88,329
Depreciation and amortization	3,108	2,293	8,793	6,903
Marketing and reservation	134,463	115,653	366,298	309,025
Total operating expenses	167,723	148,182	470,803	404,257

Operating income	73,803	66,986	178,124	168,311
OTHER INCOME AND EXPENSES, NET:
Interest expense	10,821	10,495	32,057	31,376
Interest income	(359)	(355)	(982)	(1,205)
Other (gains) and losses	1,402	375	(239)	(158)
Equity in net (income) loss of affiliates	(329)	513	1,107	578
Total other income and expenses, net	11,535	11,028	31,943	30,591
Income from continuing operations before income taxes	62,268	55,958	146,181	137,720
Income taxes	20,849	16,542	47,355	41,556
Income from continuing operations, net of income taxes	41,419	39,416	98,826	96,164
Income (loss) from discontinued operations, net of income taxes	—	(51)	—	1,711
Net income	$41,419	$39,365	$98,826	$97,875

Basic earnings per share
Continuing operations	$0.72	$0.67	$1.72	$1.65
Discontinued operations	—	—	—	0.03
	$0.72	$0.67	$1.72	$1.68
Diluted earnings per share
Continuing operations	$0.72	$0.67	$1.71	$1.63
Discontinued operations	—	—	—	0.03
	$0.72	$0.67	$1.71	$1.66

Cash dividends declared per share	$0.195	$0.185	$0.585	$0.555
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED, IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income	$41,419	$39,365	$98,826	$97,875
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	215	215	646	646
Foreign currency translation adjustment	(951)	(1,387)	(2,223)	(357)
Other comprehensive income (loss), net of tax	(736)	(1,172)	(1,577)	289
Comprehensive income	$40,683	$38,193	$97,249	$98,164

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED, IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	September 30, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$199,261	$214,879
Receivables (net of allowance for doubtful accounts of $9,184 and $10,084, respectively)	114,623	91,681
Deferred income taxes	26,193	23,860
Income taxes receivable	267	1,458
Investments, employee benefit plans, at fair value	174	214
Other current assets	19,015	17,197
Total current assets	359,533	349,289
Property and equipment, at cost, net	86,786	77,309
Goodwill	79,495	65,813
Franchise rights and other identifiable intangibles, net	12,181	8,912
Notes receivable, net of allowances	73,756	40,441
Investments, employee benefit plans, at fair value	17,102	17,539
Deferred income taxes	19,899	20,546
Other assets	64,010	58,068
Total assets	$712,762	$637,917
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$59,922	$57,124
Accrued expenses and other current liabilities	50,683	63,530
Deferred revenue	68,439	66,382
Current portion of long-term debt	1,706	12,349
Deferred compensation and retirement plan obligations	174	628
Income taxes payable	10,194	85
Total current liabilities	191,118	200,098
Long-term debt	815,858	772,729
Deferred compensation and retirement plan obligations	22,145	23,987
Deferred income taxes	1,794	—
Other liabilities	82,490	69,904
Total liabilities	1,113,405	1,066,718
Commitments and Contingencies
Common stock, $0.01 par value, 160,000,000 shares authorized; 95,065,638 shares issued at September 30, 2015 and December 31, 2014 and 56,622,700 and 57,337,720 shares outstanding at September 30, 2015 and December 31, 2014, respectively	951	573
Additional paid-in-capital	146,973	127,661
Accumulated other comprehensive loss	(8,548)	(6,971)
Treasury stock (38,442,938 and 37,727,918 shares at September 30, 2015 and December 31, 2014, respectively), at cost	(1,037,256)	(982,463)
Retained earnings	497,237	432,399
Total shareholders’ deficit	(400,643)	(428,801)
Total liabilities and shareholders’ deficit	$712,762	$637,917
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED, IN THOUSANDS)

	Nine Months Ended
	September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$98,826	$97,875
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,793	6,903
Gain on sale of assets	(1,519)	(2,809)
Provision for bad debts, net	1,540	1,676
Non-cash stock compensation and other charges	8,929	8,093
Non-cash interest and other (income) loss	3,168	1,836
Deferred income taxes	(1,799)	(19,216)
Equity (earnings) losses from unconsolidated joint ventures, net of distributions received	2,917	1,679
Changes in assets and liabilities; net of acquisition:
Receivables	(24,532)	(30,497)
Advances to/from marketing and reservation activities, net	18,341	60,187
Forgivable notes receivable, net	(21,029)	(8,776)
Accounts payable	5,111	21,845
Accrued expenses and other current liabilities	(14,083)	(11,082)
Income taxes payable/receivable	11,066	7,981
Deferred revenue	2,122	4,751
Other assets	(4,826)	(1,125)
Other liabilities	5,748	(943)
Net cash provided by operating activities	98,773	138,378
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(21,810)	(11,886)
Proceeds from sales of assets	6,347	15,612
Acquisition, net of cash acquired	(13,269)	—
Contributions to equity method investments	(3,811)	(14,362)
Distributions from equity method investments	270	—
Purchases of investments, employee benefit plans	(2,977)	(1,520)
Proceeds from sales of investments, employee benefit plans	2,920	966
Issuance of mezzanine and other notes receivable	(25,253)	(3,340)
Collections of mezzanine and other notes receivable	3,697	9,832
Other items, net	(9,212)	(592)
Net cash used by investing activities	(63,098)	(5,290)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings pursuant to revolving credit facilities	162,032	—
Proceeds from issuance of long term debt	176	226
Debt issuance costs	(2,169)	—
Principal payments on long-term debt	(130,194)	(7,110)
Purchases of treasury stock	(56,450)	(23,757)
Dividends paid	(34,173)	(32,767)
Excess tax benefits from stock-based compensation	4,885	2,297
Proceeds from exercise of stock options	6,381	4,984
Net cash used by financing activities	(49,512)	(56,127)
Net change in cash and cash equivalents	(13,837)	76,961
Effect of foreign exchange rate changes on cash and cash equivalents	(1,781)	(364)
Cash and cash equivalents at beginning of period	214,879	167,795
Cash and cash equivalents at end of period	$199,261	$244,392
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Income taxes, net of refunds	$32,474	$51,600
Interest, net of capitalized interest	$39,187	$40,126
Non-cash investing and financing activities:
Dividends declared but not paid	$11,041	$10,764
Investment in property and equipment acquired in accounts payable	$1,611	$890
Equity method investments	$—	$2,797
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
Discontinued Operations
In the first quarter of 2014, the Company's management approved a plan to dispose of the three Company owned Mainstay Suites hotels. As a result, the Company has reported the operations related to these three hotels as discontinued operations in this Quarterly Report on Form 10-Q. For additional information regarding discontinued operations, see Note 19, Discontinued Operations.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. As of September 30, 2015 and December 31, 2014, $3.9 million and $5.4 million, respectively, of book overdrafts representing outstanding checks in excess of funds on deposit are included in accounts payable in the accompanying consolidated balance sheets.
The Company maintains cash balances in domestic banks, which at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation. In addition, as of September 30, 2015, the Company maintains cash balances of $180 million in international banks and money market funds which do not provide deposit insurance.
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
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as deferred charge assets, separate from the related debt liability. ASU 2015-03 does not change the recognition and measurement requirements for debt issuance costs. The Company early-adopted ASU 2015-03 as of September 30, 2015, and applied its provisions retrospectively. The adoption of ASU 2015-03 resulted in the reclassification of $9.9 million and $9.4 million of unamortized debt issuance costs related to the Company's outstanding borrowings (see Note 7) from other current and non-current assets to long-term debt within its consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively. In August 2015, the FASB issued ASU No. 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" ("ASU 2015-15"). ASU 2015-15 allows an entity to defer and present debt issuance costs as an asset when there are no amounts outstanding under line-of-credit arrangements and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. Other than the aforementioned reclassification, the adoption of ASU 2015-03 did not have an impact on the Company's consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments " ("ASU 2015-16"). ASU 2015-16 requires that any adjustments to the provisional amounts of an acquisition and the effect on earnings in changes of depreciation, amortization, and other income effects from the adjustment should be recorded to the period in which the adjustment amount is determined. This standard is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in ASU 2015-16 should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. The Company early adopted this newly issued guidance during the current period.
Future Adoption of Recently Announced Accounting Guidance
In May 2014, the FASB issued Accounting Standard Update ("ASU") No. 2014-09, Revenue From Contracts with Customers ("ASU 2014-09"), which impacts virtually all aspects of an entity's revenue recognition. ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, as well as most industry-specific guidance, and significantly enhances comparability of revenue recognition practices across entities and industries by providing a principles-based, comprehensive framework for addressing revenue recognition issues. In order for a provider of promised goods or services to recognize as revenue the consideration that it expects to receive in exchange for the promised goods or services, the provider should apply the following five steps: (1) identify the contract with a customer(s); (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 also specifies the accounting for some costs to obtain or fulfill a contract with a customer and provides enhanced disclosure requirements. On July 9, 2015 the FASB voted to defer ASU No. 2014-09 for one year, and with that deferral, the standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which will be our 2018 first quarter. However, early adoption is permitted to the original effective date of January 1, 2017. We are permitted to use either the retrospective or modified retrospective method when adopting ASU No. 2014-09. We are still assessing the potential impact that ASU No. 2014-09 will have on our financial statements and disclosures.
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

2. Other Current Assets
Other current assets consist of the following:

	September 30, 2015	December 31, 2014
	(in thousands)
Notes receivable, net of allowances (See Note 3)	$2,481	$3,961
Prepaid expenses	15,219	12,280
Other current assets	1,315	956
Total	$19,015	$17,197

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
The following table shows the composition of our notes receivable balances:

	September 30, 2015			December 31, 2014
	(in thousands)			(in thousands)
Credit Quality Indicator	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Total	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Total
Senior	$—	$29,700	$29,700	$—	$10,152	$10,152
Subordinated	—	6,215	6,215	—	3,863	3,863
Unsecured	43,435	3,695	47,130	32,379	3,995	36,374
Total notes receivable	43,435	39,610	83,045	32,379	18,010	50,389
Allowance for losses on non-impaired loans	4,571	1,451	6,022	3,661	1,540	5,201
Allowance for losses on receivables specifically evaluated for impairment	—	786	786	—	786	786
Total loan reserves	4,571	2,237	6,808	3,661	2,326	5,987
Net carrying value	$38,864	$37,373	$76,237	$28,718	$15,684	$44,402
Current portion, net	$148	$2,333	$2,481	$124	$3,837	$3,961
Long-term portion, net	38,716	35,040	73,756	28,594	11,847	40,441
Total	$38,864	$37,373	$76,237	$28,718	$15,684	$44,402

The Company classifies notes receivable due within one year as other current assets in the Company’s consolidated balance sheets.

The following table summarizes the activity related to the Company’s Forgivable Notes Receivable and Mezzanine and Other Notes Receivable allowance for losses for the nine months ended September 30, 2015:

	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable
	(in thousands)
Beginning balance	$3,661	$2,326
Provisions	1,471	—
Recoveries	(498)	(89)
Write-offs	(511)	—
Other(1)	448	—
Ending balance	$4,571	$2,237

(1) Consists of default rate assumption changes
Forgivable Notes Receivable
As of September 30, 2015 and December 31, 2014, the unamortized balance of the Company's forgivable notes receivable totaled $43.4 million and $32.4 million, respectively. The Company recorded an allowance for credit losses on these forgivable notes receivable of $4.6 million and $3.7 million at September 30, 2015 and December 31, 2014, respectively. Amortization expense included in the accompanying consolidated statements of income related to the notes for the three months ended September 30, 2015 and 2014 was $2.1 million and $1.2 million, respectively. Amortization expense for the nine months ended September 30, 2015 and 2014 was $6.0 million and $3.6 million, respectively.
Past due balances of forgivable notes receivable are as follows:

	30-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
	(in thousands)
As of September 30, 2015
Forgivable Notes	$—	$1,191	$1,191	$42,244	$43,435
	$—	$1,191	$1,191	$42,244	$43,435

As of December 31, 2014
Forgivable Notes	$—	$1,227	$1,227	$31,152	$32,379
	$—	$1,227	$1,227	$31,152	$32,379
Mezzanine and Other Notes Receivable
The Company determined that approximately $0.8 million of its mezzanine and other notes receivable were impaired at both September 30, 2015 and December 31, 2014, respectively. The Company recorded allowance for credit losses on these impaired loans at both September 30, 2015 and December 31, 2014 totaling $0.8 million. For the nine months ended September 30, 2015 and 2014, the average mezzanine and other notes receivable on non-accrual status was approximately $0.8 million and $12.2 million, respectively. The Company recognized approximately $0 and $33 thousand of interest income on impaired loans during the three and nine months ended September 30, 2015, respectively, on the cash basis. The Company recognized approximately $11 thousand and $87 thousand of interest income on impaired loans during the three and nine months ended September 30, 2014. The Company provided loan reserves on non-impaired loans totaling $1.5 million at both September 30, 2015 and December 31, 2014.

Past due balances of mezzanine and other notes receivable by credit quality indicators are as follows:

	30-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
	(in thousands)
As of September 30, 2015
Senior	$—	$—	$—	$29,700	$29,700
Subordinated	—	—	—	6,215	6,215
Unsecured	—	47	47	3,648	3,695
	$—	$47	$47	$39,563	$39,610
As of December 31, 2014
Senior	$—	$—	$—	$10,152	$10,152
Subordinated	—	—	—	3,863	3,863
Unsecured	—	47	47	3,948	3,995
	$—	$47	$47	$17,963	$18,010

4.	Marketing and Reservation Activities
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
At September 30, 2015 and December 31, 2014, cumulative marketing and reservation system fees billed exceeded expenses by $44.1 million and $44.3 million, respectively, with the excess reflected as an other long-term liability in the accompanying consolidated balance sheets. Depreciation and amortization expense attributable to marketing and reservation activities for the three and nine and months ended September 30, 2015 were $5.8 million and $17.0 million, respectively. Depreciation and amortization expense attributable to marketing and reservation activities for the three and nine months ended September 30, 2014 were $4.4 million and $12.4 million, respectively. Interest expense attributable to marketing and reservation activities for the three and nine months ended September 30, 2015 was $6 thousand and $22 thousand, respectively.  Interest expense attributable to marketing and reservation activities for the three and nine months ended September 30, 2014 was $0.5 million and $1.5 million, respectively.

5.	Other Assets
Other assets consist of the following:

	September 30, 2015	December 31, 2014
	(in thousands)
Equity method investments	$47,739	$50,605
Land	11,478	4,011
Other assets	4,793	3,452
Total	$64,010	$58,068

Equity Method Investments - Variable Interest Entities

Equity method investments include investments in joint ventures totaling $45.0 million and $47.1 million at September 30, 2015 and December 31, 2014, respectively, that the Company determined to be variable interest entities ("VIEs"). These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria hotel & suites hotels in strategic markets. Based on an analysis of who has the power to direct the activities that most significantly impact these entities performance and who has an obligation to absorb losses of these entities or a right to receive benefits from these entities that could potentially be significant to the entity, the Company determined that it is not the primary beneficiary of any of its VIEs. The Company based its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and the relevant development, operating management and financial agreements. Although the Company is not the primary beneficiary of these VIEs, it does exercise significant influence through its equity ownership and as a result the Company's investment in these entities is accounted for under the equity method. For both the three and nine months ended September 30, 2015, the Company recognized losses totaling $0.2 million and $2.0 million, respectively, from these investments. For the three and nine months ended September 30, 2014, the Company recognized losses totaling $0.8 million and $0.9 million, respectively, from these investments.The Company's maximum exposure to losses related to its investments in VIEs is limited to its equity investments as well as certain guarantees described in Note 16 "Commitments and Contingencies" of these financial statements.

6.	Deferred Revenue
Deferred revenue consists of the following:

	September 30, 2015	December 31, 2014
	(in thousands)
Loyalty programs	$59,270	$57,757
Initial, relicensing and franchise fees	5,937	6,439
Procurement service fees	2,446	1,936
Other	786	250
Total	$68,439	$66,382

7.	Debt
Debt consists of the following at:

	September 30, 2015	December 31, 2014
	(in thousands)
$400 million senior unsecured notes with an effective interest rate of 6.0% less deferred issuance costs of $5.5 million and $6.0 million at September 30, 2015 and December 31, 2014, respectively	$394,450	$393,961
$250 million senior unsecured notes with an effective interest rate of 6.19% less discount and deferred issuance costs of $1.5 million and $1.7 million at September 30, 2015 and December 31, 2014, respectively	248,492	248,262
$350 million senior secured credit facility with an effective interest rate of 2.17%, less deferred issuance costs of $1.9 million at December 31, 2014	—	127,435
$450 million senior unsecured credit facility with an effective interest rate of 1.72%, less deferred issuance costs of $3.1 million at September 30, 2015	158,863	—
Fixed rate collateralized mortgage plus a fair value adjustment of $1.0 million and $1.2 million at September 30, 2015 and December 31, 2014, respectively with an effective interest rate of 4.57%	10,200	10,667
Economic development loans with an effective interest rate of 3.0% at September 30, 2015 and December 31, 2014	3,712	3,536
Capital lease obligations due 2016 with an effective interest rate of 3.18% at September 30, 2015 and December 31, 2014	612	1,148
Other notes payable	1,235	69
Total debt	$817,564	$785,078
Less current portion	1,706	12,349
Total long-term debt	$815,858	$772,729
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
Revolving Credit Facilities

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

The Credit Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Credit Agreement to be immediately due and payable. At September 30, 2015, the Company was in compliance with all financial covenants under the Credit Agreement.

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
Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At September 30, 2015, the Company had been advanced approximately $3.7 million pursuant to these agreements and expects to receive the remaining $0.7 million over the next several years, subject to annual appropriations by the governmental entities. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration of the Company's 10 year corporate headquarters lease in 2023 will be forgiven in full. The advances will be included in long-term debt in the Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all current performance conditions as of September 30, 2015.

8.	Accumulated Other Comprehensive Income (Loss)

The following represents the changes in accumulated other comprehensive loss, net of tax, by component for the nine months ended September 30, 2015:

	Loss on Cash Flow Hedge	Foreign Currency Items	Total
	(in thousands)
Beginning balance, December 31, 2014	$(4,884)	$(2,087)	$(6,971)
Other comprehensive income (loss) before reclassification	—	(2,223)	(2,223)
Amounts reclassified from accumulated other comprehensive income (loss)	646	—	646
Net current period other comprehensive income (loss)	646	(2,223)	(1,577)
Ending balance, September 30, 2015	$(4,238)	$(4,310)	$(8,548)

The amounts reclassified from accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2015 were reclassified to the following line items in the Company's Consolidated Statements of Income.

Component	Amount Reclassified from Accumulated Other Comprehensive Income(Loss)		Affected Line Item in the Consolidated Statement of Net Income
	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	(in thousands)
Loss on cash flow hedge
Interest rate contract	$215	$646	Interest expense
	—	—	Tax (expense) benefit
	$215	$646	Net of tax

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
In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan ("EDCP") which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust. Prior to January 1, 2010, participants could elect an investment return of either the annual yield of the Moody's Average Corporate Bond Rate Yield Index plus 300 basis points, or a return based on a selection of available diversified investment options. Effective January 1, 2010, the Moody's Average Corporate Bond Rate Yield Index plus 300 basis points is no longer an investment option for salary deferrals made on compensation earned after December 31, 2009. The Company recorded current and long-term deferred compensation liabilities of $10.3 million and $10.2 million, as of September 30, 2015 and December 31, 2014, respectively, related to these deferrals and credited investment returns. Compensation expense is recorded in SG&A expense on the Company's consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. Compensation expense recorded in SG&A related to the EDCP for the three months ended September 30, 2015 and 2014 was $(0.2) million and $48 thousand, respectively. Compensation expense recorded in SG&A related to the EDCP for the nine months ended September 30, 2015 and 2014 was $0.1 million and $0.4 million, respectively.
The Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that partially offset the earnings credited to the participants. The diversified investments held in the trusts totaled $5.3 million and $4.6 million as of September 30, 2015 and December 31, 2014, respectively, and are recorded at their fair value, based on quoted market prices. At September 30, 2015, the Company expects $0.2 million of the assets held in the trusts to be distributed to participants during the next twelve months. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment losses related to the EDCP during the three months ended September 30, 2015 and 2014 of approximately $0.3 million and $0.1 million, respectively. The Company recorded investment gains and (losses) related to the EDCP during the nine months ended September 30, 2015 and 2014 of approximately $(0.3) million and $41 thousand, respectively. In the third quarter of 2015, all shares of the Company's common stock held in the EDCP Plan were sold and therefore, the EDCP Plan held no shares of the Company's common stock at September 30, 2015. At December 31, 2014, the EDCP Plan held shares of the Company's common stock with a market value of $0.2 million, which were recorded as a component of shareholders' deficit.
In 1997, the Company adopted the Choice Hotels International, Inc. Non-Qualified Retirement Savings and Investment Plan ("Non-Qualified Plan"). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. As of September 30, 2015 and December 31, 2014, the Company had recorded a deferred compensation liability of $12.0 million and $14.4 million, respectively, related to these deferrals. Compensation expense is recorded in SG&A expense on the Company's consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. The net increase (decrease) in compensation expense recorded in SG&A related to the Non-Qualified Plan for the three months ended September 30, 2015 and 2014 was $(0.8) million and $(0.1) million, respectively. The net increase (decrease) in compensation expense recorded in SG&A related to the Non-Qualified Plan for the nine months ended September 30, 2015 and 2014 was $(1.1) million and $0.1 million, respectively.
The diversified investments held in the trusts were $12.0 million and $13.1 million at September 30, 2015 and December 31, 2014, respectively, and are recorded at their fair value, based on quoted market prices. These investments are considered trading securities and therefore, the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment losses related to the Non-Qualified Plan during the three months ended September 30, 2015 and 2014 of approximately $0.8 million and $0.3 million, respectively. The Company recorded investment gains (losses) related to the Non-Qualified Plan during the nine months ended September 30, 2015 and 2014 of approximately $(0.8) million and $0.1 million, respectively. In the third quarter of 2015, all shares of the Company's common stock held in the Non-Qualified Plan were sold and therefore, the Non-Qualified Plan held no shares of the Company's common stock at September 30, 2015. At December 31, 2014, the Non-Qualified Plan held shares of the Company's common stock with a market value of $1.3 million, which is recorded as a component of shareholders' deficit.

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

The Company's policy is to recognize transfers in and transfers out of the three levels of the fair value hierarchy as of the end of each quarterly reporting period. There were no transfers between Level 1, 2 and 3 assets during the three and nine months ended September 30, 2015.
As of September 30, 2015 and December 31, 2014, the Company had the following assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets	(in thousands)
As of September 30, 2015
Money market funds, included in cash and cash equivalents	$50,001	$—	$50,001	$—
Mutual funds(1)	16,006	16,006	—	—
Money market funds(1)	1,270	—	1,270	—
	$67,277	$16,006	$51,271	$—
As of December 31, 2014
Money market funds, included in cash and cash equivalents	$50,001	$—	$50,001	$—
Mutual funds(1)	16,405	16,405	—	—
Money market funds(1)	1,348	—	1,348	—
	$67,754	$16,405	$51,349	$—
________________________

(1)	Included in Investments, employee benefit plans fair value on the consolidated balance sheets.
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
The fair value of the Company's $250 million and $400 million senior notes are classified as Level 2 as the significant inputs are observable in an active market. At September 30, 2015 and December 31, 2014, the $250 million senior notes had an approximate fair value of $269.7 million and $268.9 million, respectively. At September 30, 2015 and December 31, 2014, the $400 million senior notes had an approximate fair value of $426.9 million and $437.7 million, respectively.

Fair values estimated are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment.  Settlement of such fair value amounts may not be possible and may not be a prudent management decision.

11.	Income Taxes
The effective income tax rates from continuing operations were 33.5% and 29.6% for the three months ended September 30, 2015 and 2014, respectively. The effective income tax rates from continuing operations were 32.4% and 30.2% for the nine months ended September 30, 2015 and 2014, respectively.
The effective income tax rates from continuing operations for the three and nine months ended September 30, 2015 and 2014 were lower than the U.S. federal income tax rate of 35.0% due to the recurring impact of foreign operations, partially offset by state income taxes. The effective income tax rate for the nine months ended September 30, 2015 and 2014 were further reduced by the settlement of unrecognized tax positions. The effective income tax rate for the three months ended September 30, 2014 was also reduced by the settlement of unrecognized tax positions.

12.	Share-Based Compensation and Capital Stock
No stock options were granted during the three months ended September 30, 2015 and 2014. The Company granted 0.5 million and 0.7 million options to certain employees of the Company at a fair value of $6.2 million and $5.7 million for the nine months ended September 30, 2015 and 2014, respectively. The stock options granted by the Company had an exercise price equal to the market price of the Company's common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

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
The aggregate intrinsic value of the stock options outstanding and exercisable at September 30, 2015 was $21.6 million and $18.7 million, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2015 and 2014 was approximately $0.9 million and $3.1 million, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2015 and 2014 was approximately $9.5 million and $4.4 million, respectively.
The Company received approximately $6.4 million and $5.0 million in proceeds from the exercise of 263,600 and 190,557 employee stock options during the nine months ended September 30, 2015 and 2014, respectively. The Company received approximately $0.7 million and $3.4 million in proceeds from the exercise of 30,808 and 131,808 employee stock options during the three months ended September 30, 2015 and 2014, respectively.

Restricted Stock
The following table is a summary of activity related to restricted stock grants:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Restricted share grants	7,836	2,853	114,281	149,908
Weighted average grant date fair value per share	$51.07	$52.59	$62.45	$46.58
Aggregate grant date fair value ($000)	$400	$150	$7,137	$6,983
Restricted shares forfeited	9,522	13,922	17,964	18,218
Vesting service period of shares granted	24 - 48 months	36 months	12 - 48 months	12 - 48 months
Fair value of shares vested ($000)	$553	$2,076	$12,292	$10,280
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
The following table is a summary of activity related to PVRSU grants:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Performance vested restricted stock units granted at target	—	—	51,309	24,678
Weighted average grant date fair value per share	$—	$—	$60.94	$45.59
Aggregate grant date fair value ($000)	$—	$—	$3,126	$1,125
Stock units forfeited	6,079	3,900	6,079	3,900
Requisite service period	—	—	36 - 43 months	36 months
During the three months ended September 30, 2015 and 2014, no PVRSU grants vested. During the nine months ended September 30, 2015, a total of 42,326 PVRSU grants vested at a grant date fair value of $1.5 million. These PVRSU grants were initially granted at a target of 38,476 units. However, since the Company achieved 110% of the targeted performance conditions contained in the stock awards granted in prior periods, an additional 3,850 shares were earned and issued.
During the nine months ended September 30, 2014, a total of 28,886 PVRSU grants vested at a grant date fair value of $1.4 million. These PVRSU grants were initially granted at a target of 18,635 units. However, since the Company achieved 155% of the targeted performance conditions contained in the stock awards granted in prior periods, an additional 10,251 shares were earned and issued.

A summary of stock-based award activity as of September 30, 2015 and changes during the nine months ended are presented below:

	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	1,903,177	$33.03		479,556	$40.14	200,286	$38.28
Granted	498,911	$63.47		114,281	$62.45	51,309	$60.94
Performance based leveraging (1)	—	$—		—	$—	3,850	$35.60
Exercised/Vested	(263,600)	$24.21		(200,360)	$38.93	(42,326)	$35.60
Expired	—	$—		—	$—	—	$—
Forfeited	(21,437)	$54.91		(17,964)	$45.99	(6,079)	$32.90
Outstanding at September 30, 2015	2,117,051	$41.08	4.2 years	375,513	$47.30	207,040	$44.55
Options exercisable at September 30, 2015	1,022,639	$29.32	2.5 years
_________________________________
(1)PVRSU units outstanding have been increased by 3,850 units due to the Company exceeding the targeted performance conditions contained in PVRSUs granted in prior periods during the nine months ended September 30, 2015.
The components of the Company’s pretax share-based compensation expense and associated income tax benefits are as follows for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Stock options	$0.8	$0.6	$2.4	$1.7
Restricted stock	1.6	1.7	5.1	5.5
Performance vested restricted stock units	1.0	0.8	1.6	0.7
Total	$3.4	$3.1	$9.1	$7.9
Income tax benefits	$1.3	$1.1	$3.4	$2.9
During the three and nine months ended September 30, 2015, the Company revised its estimate of the projected achievement of various performance conditions that affect the number of PVRSUs that will ultimately vest. As a result, previously recognized share-based compensation costs related to these PVRSUs has been increased by $0.4 million and $0.2 million for the three and nine months ended September 30, 2015.
During the nine months ended September 30, 2014, the Company revised its estimate of the projected achievement of various performance conditions that affect the number of PVRSUs that will ultimately vest. As a result, previously recognized share-based compensation costs related to these PVRSUs was decreased by $0.9 million for the nine months ended September 30, 2014.
Dividends
The Company currently pays a quarterly dividend on its common stock of $0.195 per share, however the declaration of future dividends is subject to the discretion of the board of directors. During the three and nine months ended September 30, 2015, the Company's board of directors declared dividends totaling $0.195 and $0.585 per share or approximately $11.0 million and $33.5 million, respectively, in the aggregate. During the three and nine months ended September 30, 2014, the Company's board of directors declared dividends totaling $0.185 and $0.555 per share or approximately $10.8 million and $32.4 million, respectively, in the aggregate.

In addition, during the nine months ended September 30, 2015 and 2014, the Company recorded dividends totaling $0.5 million and $0.4 million, respectively, related to previously declared dividends that were contingent upon the vesting of performance vested restricted stock units. No dividends on performance vested restricted stock units were paid during the three months ended September 30, 2015 and 2014.

Share Repurchases and Redemptions
The Company purchased 1.0 million shares of common stock under the share repurchase program at a total cost of $50.0 million during the three and nine months ended September 30, 2015.
The Company purchased 0.4 million shares of common stock under the share repurchase program at a total cost of $18.4 million during the three and nine months ended September 30, 2014. These shares were repurchased from certain family members of the Company's largest shareholder at their fair market value.
During the three and nine months ended September 30, 2015, the Company redeemed 3,512 and 106,265 shares of common stock at a total cost of approximately $0.2 million and $6.4 million, respectively, from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. During the three and nine ended September 30, 2014, the Company redeemed 15,834 and 110,579 shares of common stock at a total cost of approximately $0.8 million and $5.3 million, respectively, from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were outside the share repurchase program.

13.	Earnings Per Share
The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2015	2014	2015	2014

Computation of Basic Earnings Per Share:
Numerator:
Net income from continuing operations	$41,419	$39,416	$98,826	$96,164
Net income from discontinued operations	—	(51)	—	1,711
Net income	41,419	39,365	98,826	97,875
Income allocated to participating securities	(278)	(343)	(695)	(867)
Net income available to common shareholders	$41,141	$39,022	$98,131	$97,008
Denominator:
Weighted average common shares outstanding – basic	56,843	57,932	57,019	57,878

Basic earnings per share - Continuing operations	$0.72	$0.67	$1.72	$1.65
Basic earnings per share - Discontinued operations	—	—	—	0.03
	$0.72	$0.67	$1.72	$1.68

Computation of Diluted Earnings Per Share:
Numerator:
Net income from continuing operations	$41,419	$39,416	$98,826	$96,164
Net income from discontinued operations	—	(51)	—	1,711
Net income	41,419	39,365	98,826	97,875
Income allocated to participating securities	(277)	(340)	(691)	(862)
Net income available to common shareholders	$41,142	$39,025	$98,135	$97,013
Denominator:
Weighted average common shares outstanding – basic	56,843	57,932	57,019	57,878
Diluted effect of stock options and PVRSUs	378	524	479	503
Weighted average common shares outstanding – diluted	57,221	58,456	57,498	58,381

Diluted earnings per share - Continuing operations	$0.72	$0.67	$1.71	$1.63
Diluted earnings per share - Discontinued operations	—	—	—	0.03
	$0.72	$0.67	$1.71	$1.66

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
At September 30, 2015 and 2014, the Company had 2.1 million and 2.1 million outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the period, unless the stock options would be anti-dilutive. For the three and nine months ended September 30, 2015, the Company excluded 0.5 million of anti-dilutive stock options from the diluted earnings per share calculation. For the three and nine months ended September 30, 2014, the Company did not exclude any anti-dilutive stock options from the diluted EPS calculation.

PVRSUs are also included in the diluted earnings per share calculation when the performance conditions have been met at the reporting date. However, at September 30, 2015 and 2014, PVRSUs totaling 207,040 and 218,485, respectively, were excluded from the computation since the performance conditions had not been met.

14.	Condensed Consolidating Financial Statements
The Company’s 2010 and 2012 Senior Notes are guaranteed jointly, severally, fully and unconditionally, subject to certain customary limitations, by certain of the Company’s domestic subsidiaries. There are no legal or regulatory restrictions on the payment of dividends to Choice Hotels International, Inc. from subsidiaries that do not guarantee the Senior Notes. As a result of the guarantee arrangements, the following condensed consolidating financial statements are presented.(1) Investments in subsidiaries are accounted for under the equity method of accounting.
Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Three Months Ended September 30, 2015
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$84,572	$28,786	$8,660	$(32,089)	$89,929
Initial franchise and relicensing fees	6,040	—	130	—	6,170
Procurement services	6,012	—	259	—	6,271
Marketing and reservation	123,775	126,547	4,142	(120,001)	134,463
Other	3,377	3	1,313	—	4,693
Total revenues	223,776	155,336	14,504	(152,090)	241,526
OPERATING EXPENSES:
Selling, general and administrative	32,846	25,603	3,792	(32,089)	30,152
Marketing and reservation	129,268	121,690	3,506	(120,001)	134,463
Depreciation and amortization	602	2,044	462	—	3,108
Total operating expenses	162,716	149,337	7,760	(152,090)	167,723
Operating income	61,060	5,999	6,744	—	73,803
OTHER INCOME AND EXPENSES, NET:
Interest expense	10,682	1	138	—	10,821
Equity in earnings of consolidated subsidiaries	(9,350)	84	—	9,266	—
Other items, net	(76)	1,260	(470)	—	714
Total other income and expenses, net	1,256	1,345	(332)	9,266	11,535
Income from continuing operations before income taxes	59,804	4,654	7,076	(9,266)	62,268
Income taxes	18,385	1,853	611	—	20,849
Income from continuing operations, net of income taxes	41,419	2,801	6,465	(9,266)	41,419
Income from discontinued operations, net of income taxes	—	—	—	—	—
Net income	$41,419	$2,801	$6,465	$(9,266)	$41,419

(1) On July 21, 2015, the Company refinanced its existing $350 million senior secured credit facility ("Old Credit Facility") by entering into a new senior unsecured revolving credit agreement ("New Credit Facility").  As a result of this refinancing, certain guarantor subsidiaries under the Old Credit Facility have been released as a guarantor under the New Credit Facility. As a result, the following condensed consolidating financial statements for the prior year periods have been reclassified to reflect the current guarantors under the New Credit Facility.

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Three Months Ended September 30, 2014
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$79,326	$28,799	$10,829	$(32,863)	$86,091
Initial franchise and relicensing fees	4,125	—	174	—	4,299
Procurement services	5,215	—	280	—	5,495
Marketing and reservation	104,093	106,438	4,981	(99,859)	115,653
Other	3,500	2	128	—	3,630
Total revenues	196,259	135,239	16,392	(132,722)	215,168
OPERATING EXPENSES:
Selling, general and administrative	33,301	26,249	3,549	(32,863)	30,236
Marketing and reservation	109,086	102,108	4,318	(99,859)	115,653
Depreciation and amortization	765	1,383	145	—	2,293
Total operating expenses	143,152	129,740	8,012	(132,722)	148,182
Operating income	53,107	5,499	8,380	—	66,986
OTHER INCOME AND EXPENSES, NET:
Interest expense	10,485	1	9	—	10,495
Equity in earnings of consolidated subsidiaries	(10,760)	607	—	10,153	—
Other items, net	(263)	410	386	—	533
Total other income and expenses, net	(538)	1,018	395	10,153	11,028
Income from continuing operations before income taxes	53,645	4,481	7,985	(10,153)	55,958
Income taxes	14,280	2,562	(300)	—	16,542
Income from continuing operations, net of income taxes	39,365	1,919	8,285	(10,153)	39,416
Income from discontinued operations, net of income taxes	—	—	(51)	—	(51)
Net income	$39,365	$1,919	$8,234	$(10,153)	$39,365

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2015
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$217,723	$99,306	$30,364	$(113,850)	$233,543
Initial franchise and relicensing fees	17,160	—	543	—	17,703
Procurement services	19,118	—	549	—	19,667
Marketing and reservation	334,638	341,274	11,714	(321,328)	366,298
Other	9,452	3	2,261	—	11,716
Total revenues	598,091	440,583	45,431	(435,178)	648,927
OPERATING EXPENSES:
Selling, general and administrative	108,250	88,962	12,350	(113,850)	95,712
Marketing and reservation	349,040	328,118	10,468	(321,328)	366,298
Depreciation and amortization	2,170	5,701	922	—	8,793
Total operating expenses	459,460	422,781	23,740	(435,178)	470,803
Operating income	138,631	17,802	21,691	—	178,124
OTHER INCOME AND EXPENSES, NET:
Interest expense	31,661	2	394	—	32,057
Equity in earnings of consolidated subsidiaries	(31,215)	462	—	30,753	—
Other items, net	(622)	732	(224)	—	(114)
Total other income and expenses, net	(176)	1,196	170	30,753	31,943
Income from continuing operations before income taxes	138,807	16,606	21,521	(30,753)	146,181
Income taxes	39,981	7,343	31	—	47,355
Income from continuing operations, net of income taxes	98,826	9,263	21,490	(30,753)	98,826
Income from discontinued operations, net of income taxes	—	—	—	—	—
Net income	$98,826	$9,263	$21,490	$(30,753)	$98,826

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2014
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$203,411	$89,773	$33,711	$(104,594)	$222,301
Initial franchise and relicensing fees	12,144	—	617	—	12,761
Procurement services	17,688	—	605	—	18,293
Marketing and reservation	275,203	274,638	14,150	(254,966)	309,025
Other	9,798	3	387	—	10,188
Total revenues	518,244	364,414	49,470	(359,560)	572,568
OPERATING EXPENSES:
Selling, general and administrative	101,012	81,806	10,105	(104,594)	88,329
Marketing and reservation	286,903	263,710	13,378	(254,966)	309,025
Depreciation and amortization	2,272	4,117	514	—	6,903
Total operating expenses	390,187	349,633	23,997	(359,560)	404,257
Operating income	128,057	14,781	25,473	—	168,311
OTHER INCOME AND EXPENSES, NET:
Interest expense	31,356	3	17	—	31,376
Equity in earnings of consolidated subsidiaries	(34,874)	(1,068)	—	35,942	—
Other items, net	(988)	(107)	310	—	(785)
Total other income and expenses, net	(4,506)	(1,172)	327	35,942	30,591
Income from continuing operations before income taxes	132,563	15,953	25,146	(35,942)	137,720
Income taxes	34,688	6,746	122	—	41,556
Income from continuing operations, net of income taxes	97,875	9,207	25,024	(35,942)	96,164
Income from discontinued operations, net of income taxes	—	—	1,711	—	1,711
Net income	$97,875	$9,207	$26,735	$(35,942)	$97,875

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended September 30, 2015
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$41,419	$2,801	$6,465	$(9,266)	$41,419
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	215	—	—	—	215
Foreign currency translation adjustment	(951)	—	(951)	951	(951)
Other comprehensive income (loss), net of tax	(736)	—	(951)	951	(736)
Comprehensive income	$40,683	$2,801	$5,514	$(8,315)	$40,683

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended September 30, 2014
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net income	$39,365	$1,919	$8,234	$(10,153)	$39,365
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	215	—	—	—	215
Foreign currency translation adjustment	(1,387)	—	(1,387)	1,387	(1,387)
Other comprehensive income (loss), net of tax	(1,172)	—	(1,387)	1,387	(1,172)
Comprehensive income	$38,193	$1,919	$6,847	$(8,766)	$38,193

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Nine Months Ended September 30, 2015
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$98,826	$9,263	$21,490	$(30,753)	$98,826
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	646	—	—	—	646
Foreign currency translation adjustment	(2,223)	—	(2,223)	2,223	(2,223)
Other comprehensive income (loss), net of tax	(1,577)	—	(2,223)	2,223	(1,577)
Comprehensive income	$97,249	$9,263	$19,267	$(28,530)	$97,249

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Nine Months Ended September 30, 2014
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$97,875	$9,207	$26,735	$(35,942)	$97,875
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	646	—	—	—	646
Foreign currency translation adjustment	(357)	—	(357)	357	(357)
Other comprehensive income (loss), net of tax	289	—	(357)	357	289
Comprehensive income	$98,164	$9,207	$26,378	$(35,585)	$98,164

Choice Hotels International, Inc.
Condensed Consolidating Balance Sheet
As of September 30, 2015
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$19,177	$27	$180,057	$—	$199,261
Receivables, net	104,091	1,880	8,652	—	114,623
Other current assets	8,625	37,707	3,517	(4,200)	45,649
Total current assets	131,893	39,614	192,226	(4,200)	359,533
Property and equipment, at cost, net	34,886	34,550	17,350	—	86,786
Goodwill	60,620	5,193	13,682	—	79,495
Franchise rights and other identifiable intangibles, net	2,932	1,014	8,235	—	12,181
Notes receivable, net of allowances	17,040	38,078	18,638	—	73,756
Investments, employee benefit plans, at fair value	—	17,102	—	—	17,102
Investment in affiliates	458,664	45,605	—	(504,269)	—
Advances to affiliates	27,870	219,053	11,738	(258,661)	—
Deferred income taxes	13,279	7,731	—	(1,111)	19,899
Other assets	—	23,969	40,041	—	64,010
Total assets	$747,184	$431,909	$301,910	$(768,241)	$712,762
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$13,611	$42,987	$3,324	$—	$59,922
Accrued expenses	19,367	27,177	4,139	—	50,683
Deferred revenue	8,742	58,868	829	—	68,439
Current portion of long-term debt	—	611	1,095	—	1,706
Deferred compensation and retirement plan obligations	—	174	—	—	174
Other current liabilities	—	14,394	—	(4,200)	10,194
Total current liabilities	41,720	144,211	9,387	(4,200)	191,118
Long-term debt	801,804	3,712	10,342	—	815,858
Deferred compensation and retirement plan obligations	—	22,134	11	—	22,145
Advances from affiliates	247,162	6,783	4,716	(258,661)	—
Deferred income taxes	—	—	2,905	(1,111)	1,794
Other liabilities	57,141	17,139	8,210	—	82,490
Total liabilities	1,147,827	193,979	35,571	(263,972)	1,113,405
Total shareholders’ (deficit) equity	(400,643)	237,930	266,339	(504,269)	(400,643)
Total liabilities and shareholders’ deficit	$747,184	$431,909	$301,910	$(768,241)	$712,762

Choice Hotels International, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2014
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$25,290	$25	$189,564	$—	$214,879
Receivables, net	82,195	1,194	8,292	—	91,681
Other current assets	23,027	33,585	1,373	(15,256)	42,729
Total current assets	130,512	34,804	199,229	(15,256)	349,289
Property and equipment, at cost, net	25,300	37,675	14,334	—	77,309
Goodwill	60,620	5,193	—	—	65,813
Franchise rights and other identifiable intangibles, net	4,380	1,479	3,053	—	8,912
Notes receivable, net of allowances	11,847	27,895	699	—	40,441
Investments, employee benefit plans, at fair value	—	17,539	—	—	17,539
Investment in affiliates	424,600	39,231	—	(463,831)	—
Advances to affiliates	15,670	213,303	20,341	(249,314)	—
Deferred income taxes	9,418	10,429	699	—	20,546
Other assets	—	23,891	34,177	—	58,068
Total assets	$682,347	$411,439	$272,532	$(728,401)	$637,917
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$15,588	$37,924	$3,612	$—	$57,124
Accrued expenses	28,719	32,649	2,162	—	63,530
Deferred revenue	8,467	57,339	576	—	66,382
Current portion of long-term debt	11,250	718	381	—	12,349
Deferred compensation and retirement plan obligations	—	628	—	—	628
Other current liabilities	—	14,850	491	(15,256)	85
Total current liabilities	64,024	144,108	7,222	(15,256)	200,098
Long-term debt	758,407	3,966	10,356	—	772,729
Deferred compensation and retirement plan obligations	—	23,978	9	—	23,987
Advances from affiliates	237,973	344	10,997	(249,314)	—
Other liabilities	50,744	16,116	3,044	—	69,904
Total liabilities	1,111,148	188,512	31,628	(264,570)	1,066,718
Total shareholders’ (deficit) equity	(428,801)	222,927	240,904	(463,831)	(428,801)
Total liabilities and shareholders' deficit	$682,347	$411,439	$272,532	$(728,401)	$637,917

Choice Hotels International, Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2015
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$67,585	$5,935	$25,910	$(657)	$98,773
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(16,114)	(5,342)	(354)	—	(21,810)
Proceeds from sales of assets	93	4,661	1,593	—	6,347
Acquisition, net of cash acquired	—	—	(13,269)	—	(13,269)
Contributions to equity method investments	—	(2,771)	(1,040)	—	(3,811)
Distributions from equity method investments	—	—	270	—	270
Purchases of investments, employee benefit plans	—	(2,977)	—	—	(2,977)
Proceeds from sales of investments, employee benefit plans	—	2,920	—	—	2,920
Issuance of mezzanine and other notes receivable	(7,253)	—	(18,000)	—	(25,253)
Collections of mezzanine and other notes receivable	3,697	—	—	—	3,697
Advances to and investment in affiliates		(8,960)	—	8,960	—
Divestment in affiliates		2,122	—	(2,122)	—
Other items, net	(445)	—	(8,767)	—	(9,212)
Net cash used by investing activities	(20,022)	(10,347)	(39,567)	6,838	(63,098)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings pursuant to revolving credit facilities	162,000	—	32	—	162,032
Proceeds from the issuance of long-term debt	—	176	—	—	176
Debt issuance costs	(2,169)	—	—	—	(2,169)
Principal payments on long-term debt	(129,375)	(537)	(282)	—	(130,194)
Purchases of treasury stock	(56,450)	—	—	—	(56,450)
Dividends paid	(34,173)	—	(657)	657	(34,173)
Excess tax benefits from stock-based compensation	110	4,775	—	—	4,885
Proceeds from contributions from affiliates	—	—	8,960	(8,960)	—
Distributions to affiliates	—	—	(2,122)	2,122	—
Proceeds from exercise of stock options	6,381	—	—	—	6,381
Net cash provided (used) by financing activities	(53,676)	4,414	5,931	(6,181)	(49,512)
Net change in cash and cash equivalents	(6,113)	2	(7,726)	—	(13,837)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(1,781)	—	(1,781)
Cash and cash equivalents at beginning of period	25,290	25	189,564	—	214,879
Cash and cash equivalents at end of period	$19,177	$27	$180,057	$—	$199,261

Choice Hotels International, Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2014
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$111,851	$14,815	$12,369	$(657)	$138,378
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(5,138)	(6,324)	(424)	—	(11,886)
Proceeds from sales of assets	27	516	15,069	—	15,612
Contributions to equity method investments	—	(8,800)	(5,562)	—	(14,362)
Purchases of investments, employee benefit plans	—	(1,520)	—	—	(1,520)
Proceeds from sales of investments, employee benefit plans	—	966	—	—	966
Issuance of mezzanine and other notes receivable	(3,340)	—	—	—	(3,340)
Collections of mezzanine and other notes receivable	9,832	—	—	—	9,832
Advances to and investments in affiliates	(1,000)	(4,740)	—	5,740	—
Divestment in affiliates	—	3,426	—	(3,426)	—
Other items, net	(446)	—	(146)	—	(592)
Net cash provided (used) in investing activities	(65)	(16,476)	8,937	2,314	(5,290)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(6,563)	(523)	(24)	—	(7,110)
Proceeds from the issuance of long-term debt	—	176	50	—	226
Proceeds from contributions from affiliates	—	—	5,740	(5,740)	—
Purchases of treasury stock	(23,757)	—	—	—	(23,757)
Dividends paid	(32,767)	—	(657)	657	(32,767)
Excess tax benefits from stock-based compensation	289	2,008	—	—	2,297
Distributions to affiliates	—	—	(3,426)	3,426	—
Proceeds from exercise of stock options	4,984	—	—	—	4,984
Net cash provided (used) by financing activities	(57,814)	1,661	1,683	(1,657)	(56,127)
Net change in cash and cash equivalents	53,972	—	22,989	—	76,961
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(364)	—	(364)
Cash and cash equivalents at beginning of period	9,785	19	157,991	—	167,795
Cash and cash equivalents at end of period	$63,757	$19	$180,616	$—	$244,392

15.	Reportable Segment Information

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
The Company evaluates its segments based primarily on the results of the segment without allocating corporate expenses, income taxes or indirect general and administrative expenses which are included in the Corporate and Other column. Equity in earnings or losses from franchising related joint ventures is allocated to the Company's franchising segment. As described in Note 4, certain interest expenses related to the Company's marketing and reservation activities are allocated to the franchising segment. The Company does not allocate the remaining interest expense, interest income, other gains and losses or income taxes to its segments.
The following table presents the financial information for the Company's segments:

	Three Months Ended September 30, 2015				Three Months Ended September 30, 2014
(In thousands)	Franchising	SkyTouch Technology	Corporate & Other	Consolidated	Franchising	SkyTouch Technology	Corporate & Other	Consolidated

Revenues	$240,067	$313	$1,146	$241,526	$215,076	$92	$—	$215,168
Operating income (loss)	$87,011	$(4,339)	$(8,869)	$73,803	$82,525	$(4,928)	$(10,611)	$66,986
Income (loss) from continuing operations before income taxes	$87,340	$(4,339)	$(20,733)	$62,268	$81,946	$(4,928)	$(21,060)	$55,958

	Nine Months Ended September 30, 2015				Nine Months Ended September 30, 2014
(In thousands)	Franchising	SkyTouch Technology	Corporate & Other	Consolidated	Franchising	SkyTouch Technology	Corporate & Other	Consolidated

Revenues	$646,454	$806	$1,667	$648,927	$572,355	$213	$—	$572,568
Operating income (loss)	$221,041	$(14,228)	$(28,689)	$178,124	$211,946	$(12,794)	$(30,841)	$168,311
Income (loss) from continuing operations before income taxes	$219,934	$(14,228)	$(59,525)	$146,181	$211,368	$(12,794)	$(60,854)	$137,720

16.	Commitments and Contingencies
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
On September 4, 2015, the Company entered into a limited payment guaranty with regards to a VIE's $13.3 million bank loan for the design, development, and construction of a new hotel franchised under one of the Company's brands in the United States.  Under the terms of the limited guaranty, the Company has agreed to guarantee a maximum of $1.8 million of the VIE’s obligations under the loan. The limited guaranty shall remain in effect until (i) the VIE’s bank loan is paid in full to the lender; (ii) the maximum amount guaranteed by the Company is paid in full; or (iii) the Company, through its affiliate, ceases to be a member of the VIE.
The Company believes the likelihood of having to perform under the aforementioned limited payment guarantees was remote at September 30, 2015 and December 31, 2014.
Commitments
The Company has the following commitments outstanding at September 30, 2015:

•
The Company provides financing in the form of forgivable promissory notes or cash incentives to franchisees for property improvements, hotel development efforts and other purposes. At September 30, 2015, the Company had commitments to extend an additional $76.1 million for these purposes provided certain conditions are met by its franchisees, of which $11.5 million is expected to be advanced in the next twelve months.

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

17. Transactions with Unconsolidated Joint Ventures

In May 2015, the Company entered into a promissory note with an individual who is a member of one of the Company’s unconsolidated joint ventures. The Company initially advanced $1.5 million to develop and operate a Cambria hotel & suites and may provide up to $4.0 million provided certain conditions are met. The promissory note initially matures on December 31, 2015, but may be extended until April 30, 2018 provided certain conditions are met. The promissory note bears interest at fixed rates and is payable monthly.

In August 2015, the Company entered into a promissory note with a development company which is a member of one of the Company’s unconsolidated joint ventures. The Company advanced $23.8 million to purchase and provide required property improvements to a Cambria hotel & suites. Choice may provide up to an additional $0.6 million, if necessary, for additional property improvements. The promissory note matures on September 6, 2023, bears interest at variable rates, and is payable monthly.

18. Acquisition

On August 11, 2015, the Company acquired 100% of the voting equity interest of Maxxton Holding B.V. (“MHB”) and its wholly owned subsidiaries, a Software as a Service ("SaaS") solution for vacation rental management companies. MHB provides central reservations systems, property management systems and integrated software applications including point-of-sale and is included in our Corporate and Other in our segment presentation found in Note 15. The total consideration was $23.6 million, which consisted of cash paid, net of cash acquired, of $13.3 million, deferred purchase price payable of $6.8 million, and liabilities assumed totaling $3.5 million. The deferred purchase price is payable over 5 years. In addition, the Company has a 5 years variable compensation arrangement with MHB's former owner which is contingent on future minimum performance targets. Total expected compensation under this arrangement is estimated to be approximately $13.6 million over the 5-year term. As these amounts are contingent on achievement of certain targets and continued employment, no amounts were recorded for these future payments at the acquisition date. The transaction has been accounted for using the acquisition method of accounting and accordingly, assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The results of MHB have been consolidated with the Company since August 11, 2015.
The Company allocated the purchase price based upon a preliminary assessment of the fair value of the assets and liabilities assumed as of August 11, 2015. The Company continues to gather information concerning the valuation of assets acquired and liabilities assumed (including identified intangible assets and their associated lives) and is in the process of reviewing the preliminary assessment with its valuation specialists and as a result the allocation is not final. The preliminary fair value of the assets and liabilities is as follows:

Estimated Fair Value (in thousands)
Tangible assets	$2,674
Intangible assets	20,936
Total assets acquired	23,610
Deferred purchase price	(6,813)
Liabilities assumed	(3,528)
Cash paid, net of cash acquired	$13,269

The purchase price was based on the projected business growth and cash flows over the next several years and indicated a value that was in excess of the current net book value of the business, resulting in the recognition of various identifiable intangible assets and goodwill as follows:

	Estimated Fair Value (in thousands)	Estimated Useful Lives
Customer contracts	$5,165	5 to 12 years
Trademarks	440	8 years
Developed technology	1,649	6 years
Goodwill	13,682	Indefinite life
	$20,936

The excess value recorded in goodwill is expected to be recovered through expansion into new markets and growth within the existing customer base. Goodwill is not deductible for tax purposes. The Company's pro forma results of operations for this acquisition have not been presented because the effect of this acquisition was not material to our consolidated financial statements.

19. Discontinued Operations

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

The operations related to these three Company-owned hotels were reported as a component of "Corporate and Other" for segment reporting purposes. The results of operations for the three and nine months ended September 30, 2015 and 2014 and the Company's financial position as of September 30, 2015 and December 31, 2014 presented in these Consolidated Financial Statements reflect these three Company-owned hotels as discontinued operations. Summarized financial information related to the discontinued operations is as follows:

	Three Months Ended September 30		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Revenues
Hotel operations	$—	$—	$—	$801
Total revenues	—	—	—	801
Expenses
Hotel operations	—	52	—	884
Total operating expenses	—	52	—	884
Operating income (loss)	—	(52)	—	(83)
Gain (loss) on disposal of discontinued operations	—	(30)	—	2,803
Income (loss) from discontinued operations before income taxes	—	(82)	—	2,720
Income taxes	—	(31)	—	1,009
Income (loss) from discontinued operations	$—	$(51)	$—	$1,711

	As of September 30, 2015	As of December 31, 2014
	(in thousands)
Total assets	$—	$—

Accounts payable	$—	$45
Income taxes payable	—	994
Total liabilities	$—	$1,039

Net assets (liabilities) of discontinued operations	$—	$(1,039)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Overview
We are primarily a hotel franchisor with franchise agreements representing 6,379 hotels open and 638 hotels under construction, awaiting conversion or approved for development as of September 30, 2015, with 504,357 rooms and 51,884 rooms, respectively, in 50 states, the District of Columbia and over 35 countries and territories outside the United States. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Ascend Hotel Collection®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, and Cambria hotel & suites® (collectively, the "Choice brands").
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
As a result of our use of master franchising relationships and international market conditions, total revenues from international franchising operations comprised 6% of our total revenues for the nine months ended September 30, 2015, while representing approximately 18% of hotels open at September 30, 2015. Therefore, our description of the franchise system is primarily focused on the domestic operations.
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
Historically, we have returned value to our shareholders through share repurchases and dividends. In 1998, our board of directors instituted a share repurchase program which has generated substantial value for our shareholders. Since the program's inception through September 30, 2015, we have repurchased 47.7 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.2 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 80.7 million shares at an average price of $14.99 per share. The Company purchased 1.0 million shares of common stock under the share repurchase program during the nine months ended

September 30, 2015. At September 30, 2015, we had approximately 2.0 million shares remaining under the current share repurchase authorization. We currently believe that our cash flows from operations will support our ability to complete the current repurchase authorization. Upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
The Company commenced paying quarterly dividends in 2004 and in 2012, the Company elected to pay a special cash dividend totaling approximately $600 million. The Company currently maintains the payment of a quarterly dividend on its common shares outstanding; however, the declaration of future dividends is subject to the discretion of the board of directors. During the fourth quarter of 2014, the Company's board of directors announced a 5% increase to the quarterly dividend rate to $0.195 per common share outstanding. During the nine months ended September 30, 2015, we paid cash dividends totaling approximately $34.2 million. We expect to continue to pay dividends in the future, subject to declaration by our board of directors as well as future business performance, economic conditions, changes in income tax regulations and other factors. Based on the present dividend rate and outstanding share count, we expect that aggregate annual regular dividends for 2015 would be approximately $45.2 million.
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

In August 2015, the Company completed the acquisition of a company that provides software as a service solutions for vacation rental management companies. This business provides central reservations systems, property management systems and integrated software applications including point-of-sale and is included in Corporate and Other in our segment presentation found in Note 15. The transaction has been accounted for using the acquisition method of accounting and accordingly, assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The results of this business have been consolidated with the Company since August 2015.
Notwithstanding investments in SkyTouch and other alternative growth strategies, the Company expects to continue to return value to its shareholders over time through a combination of share repurchases and dividends, subject to the discretion of our board of directors, as well as business performance, economic conditions, changes in income tax regulations and other factors.
We believe these investments and strategic priorities, when properly implemented, will enhance our profitability, maximize our financial returns and continue to generate value for our shareholders. The ultimate measure of our success will be reflected in the items below.
Results of Operations: Royalty fees, operating income, net income and diluted earnings per share ("EPS") represent key measurements of these value drivers. These measurements are primarily driven by the operations of our franchise system and therefore, our analysis of the Company's operations is primarily focused on the size, performance and potential growth of the franchise system as well as our variable overhead costs. Since our hotel franchising activities represent more than 99% of total revenues, our discussion of our results from operations primarily relate to our franchising activities.
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
Franchising Revenues: The Company utilizes franchising revenues, which exclude revenues from marketing and reservation system activities, the SkyTouch Technology division, a recently acquired operation that provides software as a service solutions to vacation rental management companies and revenue generated from the ownership of an office building that is leased to a third-party, rather than total revenues when analyzing the performance of the business. Marketing and reservation activities are excluded from franchising revenues since the Company is contractually required by its franchise agreements to use the fees collected for marketing and reservation activities; as such, no income or loss to the Company is generated. Cumulative marketing and reservation system fees not expended are recorded as a liability in the Company’s financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements. Cumulative marketing and reservation expenditures incurred in excess of fees collected for marketing and reservation activities are deferred and recorded as an asset in the Company’s financial statements and recovered in future periods. SkyTouch is a division of the Company that develops and markets cloud-based technology products, including inventory management, pricing and connectivity to third party channels, to hoteliers not under franchise agreements with the Company. SkyTouch and our vacation rental technology solutions provider operations are excluded from franchising revenues since those operations do not reflect the Company's core franchising business but represent adjacent, complimentary lines of business. This non-GAAP measure is a commonly used measure of performance in our industry and facilitates comparisons between the Company and its competitors.
Calculation of Franchising Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands)
	2015	2014	2015	2014

Total Revenues	$241,526	$215,168	$648,927	$572,568
Adjustments:
Marketing and reservation system revenues	(134,463)	(115,653)	(366,298)	(309,025)
Non-franchising activities	(1,458)	(92)	(2,473)	(213)
Franchising Revenues	$105,605	$99,423	$280,156	$263,330

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

Calculation of Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands)
	2015	2014	2015	2014

Income from continuing operations, net of income taxes	$41,419	$39,416	$98,826	$96,164
Income taxes	20,849	16,542	47,355	41,556
Interest expense	10,821	10,495	32,057	31,376
Interest income	(359)	(355)	(982)	(1,205)
Other (gains) and losses	1,402	375	(239)	(158)
Equity in net (income) loss of affiliates	(329)	513	1,107	578
Depreciation and amortization	3,108	2,293	8,793	6,903
Adjusted EBITDA	$76,911	$69,279	$186,917	$175,214

Operations Review
Comparison of Operating Results for the Three-Month Periods Ended September 30, 2015 and 2014

Summarized financial results for the three months ended September 30, 2015 and 2014 are as follows:

(in thousands)	2015	2014
REVENUES:
Royalty fees	$89,929	$86,091
Initial franchise and relicensing fees	6,170	4,299
Procurement services	6,271	5,495
Marketing and reservation	134,463	115,653
Other	4,693	3,630
Total revenues	241,526	215,168
OPERATING EXPENSES:
Selling, general and administrative	30,152	30,236
Depreciation and amortization	3,108	2,293
Marketing and reservation	134,463	115,653
Total operating expenses	167,723	148,182
Operating income	73,803	66,986
OTHER INCOME AND EXPENSES, NET:
Interest expense	10,821	10,495
Interest income	(359)	(355)
Other (gains) and losses	1,402	375
Equity in net (income) loss of affiliates	(329)	513
Total other income and expenses, net	11,535	11,028
Income from continuing operations before income taxes	62,268	55,958
Income taxes	20,849	16,542
Income from continuing operations, net of income taxes	41,419	39,416
Income (loss) from discontinued operations, net of income taxes	—	(51)
Net income	$41,419	$39,365

Results of Operations
The Company recorded income from continuing operations before income taxes of $62.3 million for the three month period ended September 30, 2015, a $6.3 million, or 11% increase from the same period of the prior year. The increase in income from continuing operations is primarily due to a $6.8 million increase in operating income and a $0.8 million increase in the equity in net income of affiliates from third quarter 2014, partially offset by a $0.3 million increase in interest expense and a $1.0 million increase in other (gains) and losses. The increase in other (gains) and losses is primarily due to fluctuations in the fair value of investments held in the Company's non-qualified employee benefit plans which depreciated by an additional $0.7 million compared to the same period of the prior year and a $0.3 million loss related to the Company's refinancing of its revolving credit facility.
Operating income increased $6.8 million primarily due to a $6.2 million or 6% increase in the Company's franchise revenues. Adjusted EBITDA for the three months ended September 30, 2015 increased $7.6 million or 11% to $76.9 million. The key drivers of these fluctuations are described in more detail below.
Franchising Revenues
Franchising revenues were $105.6 million for the three months ended September 30, 2015 compared to $99.4 million for the three months ended September 30, 2014, an increase of 6%. The increase in franchising revenues is due to a $3.8 million or 4% increase in royalty revenues, a $1.9 million or 44% increase in initial and relicensing fees, a $0.8 million or 14% increase in procurement services revenues and a $1.1 million or 29% increase in other revenues.
Royalty Fees
Domestic royalty fees for the three months ended September 30, 2015 increased $5.2 million to $84.7 million, an increase of 6.5% compared to the three months ended September 30, 2014. The increase in royalties is attributable to a combination of factors including a 5.8% increase in RevPAR and a 3 basis point increase in the Company's effective royalty rate partially offset by a 0.9% decline in the number of domestic franchised hotel rooms open and operating. System-wide RevPAR increased due to a combination of a 4% increase in average daily rates and a 120 basis point increase in occupancy rates. The effective royalty rate increased from 4.24% for the three months ended September 30, 2014 to 4.27% for the three months ended September 30, 2015.
A summary of the Company's domestic franchised hotels operating information is as follows:

	For the Three Months Ended September 30, 2015*			For the Three Months Ended September 30, 2014*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$96.35	73.2%	$70.54	$92.33	72.0%	$66.44	4.4%	120	bps	6.2%
Comfort Suites	98.06	73.2%	71.79	94.13	72.1%	67.86	4.2%	110	bps	5.8%
Sleep	84.44	69.1%	58.31	80.95	68.4%	55.35	4.3%	70	bps	5.3%
Quality	80.80	65.3%	52.79	77.05	63.3%	48.78	4.9%	200	bps	8.2%
Clarion	85.46	63.9%	54.61	83.40	61.8%	51.49	2.5%	210	bps	6.1%
Econo Lodge	65.32	60.1%	39.27	63.31	59.0%	37.33	3.2%	110	bps	5.2%
Rodeway	66.00	63.7%	42.02	62.71	62.8%	39.35	5.2%	90	bps	6.8%
MainStay	81.26	71.8%	58.36	78.58	77.3%	60.70	3.4%	(550)	bps	(3.9)%
Suburban	48.77	78.1%	38.09	46.78	74.6%	34.88	4.3%	350	bps	9.2%
Ascend Hotel Collection	134.88	60.1%	81.07	127.43	61.0%	77.68	5.8%	(90)	bps	4.4%
Total	$85.38	67.7%	$57.80	$82.12	66.5%	$54.64	4.0%	120	bps	5.8%
___________________
*Operating statistics exclude Cambria hotel & suites since the operating statistics are not representative of a stabilized brand which the Company defines as having at least 25 units open and operating for a twelve month period.
The number of domestic rooms on-line decreased by 3,477 rooms or 0.9% to 396,932 as of September 30, 2015 from 400,409 as of September 30, 2014. The total number of domestic hotels on-line increased by 0.2% to 5,226 as of September 30, 2015 from 5,218 as of September 30, 2014. The decline in the number of rooms in the domestic system primarily reflects the Company's multi-year strategy to rejuvenate the Comfort family of brands by terminating under-performing hotels that no longer meet the Comfort brand standards. Hotels terminated from the Comfort brand family may be repositioned to a more suitable brand within the Company's family of brands or exit our franchise system. While the total number of domestic units on-line continues to grow, the unit growth has been driven primarily by brands with lower average room counts than the Comfort brand. A summary of domestic hotels and rooms on-line at September 30, 2015 and 2014 by brand is as follows:

	September 30, 2015		September 30, 2014		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	%	%
Comfort Inn	1,188	92,029	1,266	98,119	(78)	(6,090)	(6.2)%	(6.2)%
Comfort Suites	574	44,311	593	45,873	(19)	(1,562)	(3.2)%	(3.4)%
Sleep	374	26,913	374	27,065	—	(152)	—%	(0.6)%
Quality	1,325	105,950	1,262	103,358	63	2,592	5.0%	2.5%
Clarion	176	24,626	183	26,182	(7)	(1,556)	(3.8)%	(5.9)%
Econo Lodge	854	52,963	846	52,304	8	659	0.9%	1.3%
Rodeway	488	27,095	460	25,235	28	1,860	6.1%	7.4%
MainStay	48	3,656	42	3,304	6	352	14.3%	10.7%
Suburban	63	7,065	64	7,164	(1)	(99)	(1.6)%	(1.4)%
Ascend Hotel Collection	112	9,407	107	9,271	5	136	4.7%	1.5%
Cambria hotel & suites	24	2,917	21	2,534	3	383	14.3%	15.1%
Total Domestic Franchises	5,226	396,932	5,218	400,409	8	(3,477)	0.2%	(0.9)%

Domestic hotels open and operating decreased by 4 hotels during the three months ended September 30, 2015, compared to a net increase of 6 domestic hotel open and operating during the three months ended September 30, 2014. Gross domestic franchise additions increased from 67 for the three months ended September 30, 2014 to 68 for the same period of 2015. New construction hotels represented 10 of the gross domestic additions during the three months ended September 30, 2015 as compared to 8 new construction hotel openings in the same period of the prior year. Gross domestic additions for conversion hotels during the three months ended September 30, 2015 decreased by 1 units to 58 from 59 for the three months ended September 30, 2014. The timing of conversion hotel openings are impacted by various factors including the complexity of the property improvement plans required to be completed prior to opening but typically open within three to four months after the execution of a franchise agreement.

Net domestic franchise terminations increased from 61 in the three months ended September 30, 2014 to 72 for the three months ended September 30, 2015, primarily due to the termination of hotels not conforming to the Company's brand standards or under-performing in their market.
International royalties declined $1.3 million from $6.6 million for the three months ended September 30, 2014 to $5.3 million for the three months ended September 30, 2015 despite a 0.5% increase in the number of rooms available primarily due to the negative impact of foreign currency fluctuations in the various countries that we operate. International rooms open and operating increased from 106,905 as of September 30, 2014 to 107,425 as of September 30, 2015, however, the total number of international hotels declined 1.3% from 1,168 as of September 30, 2014 to 1,153 as of September 30, 2015.
Initial Franchise and Relicensing Fees
Domestic initial franchise fee revenue, included in the initial franchise and relicensing fees caption on the Company's statements of income, generated from executed franchise agreements increased $1.0 million to $2.9 million for the three months ended September 30, 2015 from $1.9 million for the three months ended September 30, 2014. Domestic initial fee revenue increased approximately 51% as there has been a 14% increase in executed franchise agreements, an increase in the amount of deferred revenue recognized in the third quarter of 2015 related to franchise agreements executed in prior periods as well as a lower number of franchise agreements executed in the third quarter of 2015 containing developer incentives than the same period of the prior year. Executed franchise agreements increased from 113 franchise agreements, representing 8,681 rooms, executed in the third quarter of 2014 compared to 129 franchise agreements, representing 9,454 rooms executed in the third quarter of 2015. Revenues associated with agreements including incentives are deferred and recognized when the incentive criteria are met or the agreement is terminated, whichever comes first.

During the third quarter of 2015, 38 of the executed agreements were for new construction hotel franchises representing 2,589 rooms compared to 31 contracts representing 2,384 rooms for the three months ended September 30, 2014. Conversion hotel executed franchise agreements totaled 91 representing 6,865 rooms for the three months ended September 30, 2015 compared to 82 agreements representing 6,297 rooms for the same period a year ago. The increase in conversion deals primarily reflect the Company's continued focus on growing its Comfort brands as well as increased developer interest in the Quality brand particularly from owners who are unwilling or unable to meet the Company's increasing brand and property standards required to operate their hotel within in the Comfort family of brands. The increase in new construction franchise agreements primarily reflects a gradual improvement of the lending environment, improving lodging fundamentals and low industry supply growth which are typically catalysts for increased construction of hotels.
A summary of executed domestic franchise agreements by brand for the three months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	4	8	12	6	3	9	(33)%	167%	33%
Comfort Suites	5	1	6	4	—	4	25%	NM	50%
Sleep	10	—	10	7	—	7	43%	NM	43%
Quality	—	39	39	—	34	34	NM	15%	15%
Clarion	—	1	1	1	4	5	(100)%	(75)%	(80)%
Econo Lodge	—	11	11	1	19	20	(100)%	(42)%	(45)%
Rodeway	—	22	22	2	17	19	(100)%	29%	16%
MainStay	10	—	10	5	—	5	100%	NM	100%
Suburban	—	1	1	1	—	1	(100)%	NM	—%
Ascend Hotel Collection	2	6	8	—	5	5	NM	20%	60%
Cambria hotel & suites	7	2	9	4	—	4	75%	NM	125%
Total Domestic System	38	91	129	31	82	113	23%	11%	14%
Relicensing fees include fees charged to the new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system as well as fees required to renew expiring franchise contracts. Domestic relicensing and renewal revenues increased $0.9 million or 42% from $2.2 million for the three months ended September 30, 2014 to $3.1 million for the three months ended September 30, 2015. The increase in revenues is primarily due to a 40% increase in the execution of domestic relicensing and renewal contracts. Domestic relicensing and renewal contracts increased from 85 in the third quarter of 2014 to 119 for the three months ended September 30, 2015.
As of September 30, 2015, the Company had 540 franchised hotels with 41,776 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 422 hotels and 32,505 rooms at September 30, 2014. The number of new construction franchised hotels in the Company's domestic pipeline increased 29% to 337 at September 30, 2015 from 261 at September 30, 2014. The number of conversion franchised hotels in the Company's domestic pipeline increased by 42 hotels or 26% from 161 hotels at September 30, 2014 to 203 hotels at September 30, 2015. The Company had an additional 98 franchised hotels with 10,108 rooms under construction, awaiting conversion or approved for development in its international system as of September 30, 2015 compared to 94 hotels and 8,591 rooms at September 30, 2014. While the Company's hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.

A summary of the domestic franchised hotels pipeline, which includes hotels under construction, awaiting conversion and approved for development, at September 30, 2015 and 2014 by brand is as follows:

							Variance
	September 30, 2015			September 30, 2014			Conversion		New Construction		Total
	Conversion	New Construction	Total	Conversion	New Construction	Total	Units	%	Units	%	Units	%
Comfort Inn	39	63	102	33	51	84	6	18%	12	24%	18	21%
Comfort Suites	1	75	76	—	47	47	1	NM	28	60%	29	62%
Sleep	—	72	72	2	62	64	(2)	(100)%	10	16%	8	13%
Quality	56	5	61	34	6	40	22	65%	(1)	(17)%	21	53%
Clarion	9	2	11	9	3	12	—	0%	(1)	(33)%	(1)	(8)%
Econo Lodge	26	4	30	36	3	39	(10)	(28)%	1	33%	(9)	(23)%
Rodeway	44	2	46	31	4	35	13	42%	(2)	(50)%	11	31%
MainStay	1	54	55	2	39	41	(1)	(50)%	15	38%	14	34%
Suburban	4	10	14	6	11	17	(2)	(33)%	(1)	(9)%	(3)	(18)%
Ascend Hotel Collection	21	18	39	8	15	23	13	163%	3	20%	16	70%
Cambria hotel & suites	2	32	34	—	20	20	2	NM	12	60%	14	70%
	203	337	540	161	261	422	42	26%	76	29%	118	28%

Procurement Services: Revenues increased $0.8 million or 14% from $5.5 million for the three months ended September 30, 2014 to $6.3 million for the three months ended September 30, 2015. The increase in revenues primarily reflects an increase in the volume of business transacted with qualified vendors and strategic alliance partners as well as the addition of new qualified vendors and the expansion of services provided to existing vendors.
Selling, General and Administrative Expenses: The cost to operate the business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $30.2 million for the three months ended September 30, 2015, a decrease of $0.1 million from the three months ended September 30, 2014.
SG&A expenses for the three months ended September 30, 2015 and 2014 include approximately $4.2 million and $4.8 million, respectively, related to the Company's SkyTouch division and $1.4 million for the three months ended September 30, 2015 related to a recent acquisition of a company that provides software as a service solutions for vacation rental management companies. Excluding SG&A expenses for these divisions, SG&A for the three months ended September 30, 2015 decreased $0.9 million or 4% from the prior year. SG&A expenses were also impacted by a $0.9 million decrease in compensation expense related to the fluctuation in the fair value of investments held in the Company's non-qualified benefit plans.
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
Total marketing and reservation system revenues increased 16% from $115.7 million for the three months ended September 30, 2014 to $134.5 million for the three months ended September 30, 2015. The increase in revenues was primarily due to improved system fees resulting from RevPAR increases and increasing revenues from the Choice Privileges loyalty program resulting from the growth in program membership and increased in average daily rate. Marketing and reservation system revenues recognized during the three months ended September 30, 2015 were impacted by the deferral of approximately $8.4 million of revenues as the Company generated marketing and reservation system fees in excess of cumulative expenses compared to a $23.9 million deferral of revenue in the same period of the prior year.
At September 30, 2015 and December 31, 2014, cumulative marketing and reservation system fees billed exceeded expenses by $44.1 million and $44.3 million, respectively, with the excess reflected as an other long-term liability in the accompanying consolidated balance sheets.
Other (Gains) and Losses: Other (gains) and losses increased from a loss of $0.4 million for the three months ended September 30, 2014 to a loss of $1.4 million in the same period of the current year primarily due fluctuations in the fair value of investments held in the Company's non-qualified employee benefit plans which increased $0.7 million compared to the same period of the prior year and a $0.3 million loss related to the Company's refinancing of its revolving credit facility during the quarter.
Equity in Net (Income) Loss of Affiliates: The Company recorded $0.3 million of income from its unconsolidated joint ventures for the three months ended September 30, 2015, compared to a $0.5 million loss for the three months ended September 30, 2014. The $0.8 million increase in income is primarily attributable to the results of operations for several recently opened hotel projects owned by unconsolidated joint ventures. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria hotels & suites in strategic markets.
Income Taxes: The Company’s effective income tax rates from continuing operations were 33.5% and 29.6% for the three months ended September 30, 2015 and September 30, 2014, respectively. The effective income tax rates for the three months ended September 30, 2015 and 2014 were lower than the U.S. federal income tax rate of 35% due to the recurring impact of foreign operations, partially offset by state income taxes. The effective income tax rate for the three months ended September 30, 2014 was also reduced by the settlement of unrecognized tax positions.

Operations Review
Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2015 and 2014

Summarized financial results for the nine months ended September 30, 2015 and 2014 are as follows:

(in thousands)	2015	2014
REVENUES:
Royalty fees	$233,543	$222,301
Initial franchise and relicensing fees	17,703	12,761
Procurement services	19,667	18,293
Marketing and reservation	366,298	309,025
Other	11,716	10,188
Total revenues	648,927	572,568
OPERATING EXPENSES:
Selling, general and administrative	95,712	88,329
Depreciation and amortization	8,793	6,903
Marketing and reservation	366,298	309,025
Total operating expenses	470,803	404,257
Operating income	178,124	168,311
OTHER INCOME AND EXPENSES, NET:
Interest expense	32,057	31,376
Interest income	(982)	(1,205)
Other (gains) losses	(239)	(158)
Equity in net (income) loss of affiliates	1,107	578
Total other income and expenses, net	31,943	30,591
Income from continuing operations before income taxes	146,181	137,720
Income taxes	47,355	41,556
Income from continuing operations, net of income taxes	98,826	96,164
Income from discontinued operations, net of income taxes	—	1,711
Net income	$98,826	$97,875

Results of Operations
The Company recorded income from continuing operations before income taxes of $146.2 million for the nine month period ended September 30, 2015, an $8.5 million, or 6% increase from the same period of the prior year. The increase in income from continuing operations before income taxes primarily reflects a $9.8 million increase in operating income partially offset by a $0.7 million increase in interest expense and a $0.5 million increase in losses recognized from unconsolidated equity method investments.
Operating income increased $9.8 million as the Company's franchising revenues increased by $16.8 million or 6% partially offset by an increase in SG&A expenses of $7.4 million or 8%. Adjusted EBITDA for the nine months ended September 30, 2015 increased $11.7 million or 7% to $186.9 million. The key drivers of these fluctuations are described in more detail below.
Franchising Revenues: Franchising revenues were $280.2 million for the nine months ended September 30, 2015 compared to $263.3 million for the nine months ended September 30, 2014, an increase of 6%. The increase in franchising revenues is primarily due to a $11.2 million or 5% increase in royalty revenues, a $1.4 million or 8% increase in procurement services revenues, a $4.9 million or 39% increase in initial franchising and relicensing revenues and a $1.5 million increase in other revenues.
Royalty Fees
Domestic royalty fees for the nine months ended September 30, 2015 increased $14.4 million to $218.2 million, an increase of 7.1% compared to the nine months ended September 30, 2014. The increase in royalties is attributable to a combination of factors including a 7.2% increase in RevPAR partially offset by a 0.9% decrease in the number of domestic franchised hotel rooms open and operating. System-wide RevPAR increased due to a combination of a 3.8% increase in average daily rates and a 200 basis point increase in occupancy rates. The effective royalty rate remained unchanged at 4.28% for the nine months ended September 30, 2015.
A summary of the Company's domestic franchised hotels operating information is as follows:

	For the Nine Months Ended September 30, 2015*			For the Nine Months Ended September 30, 2014*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$90.65	66.8%	$60.52	$86.92	64.9%	$56.43	4.3%	190	bps	7.2%
Comfort Suites	94.83	69.9%	66.25	91.06	67.8%	61.78	4.1%	210	bps	7.2%
Sleep	81.34	65.7%	53.45	77.75	63.7%	49.52	4.6%	200	bps	7.9%
Quality	76.02	60.2%	45.75	72.87	57.7%	42.05	4.3%	250	bps	8.8%
Clarion	80.93	58.9%	47.68	78.05	55.9%	43.59	3.7%	300	bps	9.4%
Econo Lodge	60.44	55.1%	33.30	58.64	52.9%	31.01	3.1%	220	bps	7.4%
Rodeway	60.56	58.5%	35.44	57.46	56.5%	32.48	5.4%	200	bps	9.1%
MainStay	78.03	69.7%	54.35	75.52	72.9%	55.03	3.3%	(320)	bps	(1.2)%
Suburban	47.75	77.0%	36.78	45.29	73.3%	33.19	5.4%	370	bps	10.8%
Ascend Hotel Collection	127.38	59.9%	76.34	120.64	59.8%	72.10	5.6%	10	bps	5.9%
Total	$80.77	62.9%	$50.79	$77.80	60.9%	$47.36	3.8%	200	bps	7.2%
___________________
*Operating statistics exclude Cambria hotel & suites since the operating statistics are not representative of a stabilized brand which the Company defines as having at least 25 units open and operating for a twelve month period.
Domestic hotels open and operating increased by 5 hotels during the nine months ended September 30, 2015 compared to a net increase of 38 domestic hotels open and operating during the nine months ended September 30, 2014. Gross domestic franchise additions declined from 201 for the nine months ended September 30, 2014 to 198 for the same period of 2015. New construction hotels represented 43 of the gross domestic additions during the nine months ended September 30, 2015 as compared to 27 new construction hotel openings in the same period of the prior year. Gross domestic additions for conversion hotels during the nine months ended September 30, 2015 decreased by 19 units to 155 from 174 for the nine months ended September 30, 2014. The decline reflects the variability in timing of hotel openings from period to period. The timing of conversion hotel openings are impacted by various factors including the complexity of the property improvement plans required to be completed prior to opening but typically open within three to four months after the execution of the franchise agreement. The Company expects the number of new franchise units that will open during 2015 to increase from 302 hotels in 2014 to 327 hotels. The projected increase in gross openings primarily reflects an additional 24 new construction openings as well as a 1 unit increase in conversion openings. The increase in new construction openings reflects the improving hotel development environment which has resulted in an increase in new construction executed franchise agreements since 2012. New construction hotels typically average 18 to 36 months to open after the franchise agreement is executed.
Net domestic franchise terminations increased from 163 in the nine months ended September 30, 2014 to 193 for the nine months ended September 30, 2015. The increase in net terminations primarily reflects an increase in the number of hotels removed from our franchise system for non-compliance with Company's rules and regulations partially offset by a decline in the termination of hotels for non-payment of franchise fees. As industry supply growth continues to improve and return to historical average levels, the Company will continue to execute its strategy to replace or reposition franchised hotels that do not meet brand standards or are under-performing in their market.
International royalties declined by $3.1 million or 17% from the nine months ended September 30, 2014 to $15.3 million for the same period of 2015. International rooms open and operating increased 0.5% to 107,425 as of September 30, 2015 from 106,905 as of September 30, 2014. Despite the increase in international rooms available, royalties declined as a result of unfavorable foreign currency fluctuations in the countries in which we operate. The total number of international hotels declined 1.3% from 1,168 as of September 30, 2014 to 1,153 as of September 30, 2015.

Initial Franchise and Relicensing Fees
Domestic initial fee revenue, included in the initial franchise and relicensing fees caption on the Company's statements of income, generated from executed franchise agreements increased $3.2 million to $9.4 million for the nine months ended September 30, 2015 from $6.2 million for the nine months ended September 30, 2014. Domestic initial fee revenue increased approximately 52% primarily due to a 24% increase in the number of new domestic executed franchise agreements and a decline in the percentage of franchise agreements executed during the current period containing development incentives. Revenues associated with agreements including incentives are deferred and recognized when the incentive criteria are met or the agreement is terminated, whichever comes first.
New domestic franchise agreements executed in the nine months ended September 30, 2015 totaled 367 representing 27,585 rooms compared to 297 agreements representing 23,335 rooms executed in the same period of 2014. During the nine months ended September 30, 2015, 91 of the executed agreements were for new construction hotel franchises representing 6,771 rooms, compared to 79 contracts representing 5,877 rooms for the nine months ended September 30, 2014. The increase in new construction franchise agreements primarily reflects a gradual improvement of the lending environment for hotel construction and improving lodging fundamentals including an increasing RevPAR environment and low industry supply growth which are typically a catalyst for increased construction of new hotels.
Conversion hotel executed franchise agreements totaled 276 representing 20,814 rooms for the nine months ended September 30, 2015 compared to 218 agreements representing 17,458 rooms for the same period a year ago. The increase in conversion deals primarily reflect the Company's continued focus on growing its Ascend Hotel Collection and Comfort brands as well as increased developer interest in the Quality brand particularly from owners who are unwilling or unable to meet the Company's increasing brand and property standards required to operate their hotel within in the Comfort family of brands.
A summary of executed domestic franchise agreements by brand for the nine months ended September 30, 2015 and 2014 is as follows:

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	17	28	45	16	11	27	6%	155%	67%
Comfort Suites	18	3	21	11	—	11	64%	NM	91%
Sleep	19	—	19	21	1	22	(10)%	(100)%	(14)%
Quality	3	114	117	3	82	85	—%	39%	38%
Clarion	—	7	7	1	15	16	(100)%	(53)%	(56)%
Econo Lodge	—	39	39	1	46	47	(100)%	(15)%	(17)%
Rodeway	—	57	57	3	48	51	(100)%	19%	12%
MainStay	16	—	16	10	1	11	60%	(100)%	45%
Suburban	1	4	5	2	3	5	(50)%	33%	—%
Ascend Hotel Collection	3	22	25	6	11	17	(50)%	100%	47%
Cambria hotel & suites	14	2	16	5	—	5	180%	NM	220%
Total Domestic System	91	276	367	79	218	297	15%	27%	24%
Relicensing fees include fees charged to the new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system as well as fees required to renew expiring franchise contracts. Domestic relicensing revenues increased $1.7 million or 29% from $6.0 million for the nine months ended September 30, 2014 to $7.7 million for the nine months ended September 30, 2015. The increase in revenues is due to a 25% increase in the execution of domestic relicensing and renewal contracts and an increase in the average fees per contract. Domestic relicensing and renewal contracts increased from 243 in the nine months ended September 30, 2014 to 304 for the nine months ended September 30, 2015.

Procurement Services: Revenues increased $1.4 million or 8% from $18.3 million for the nine months ended September 30, 2014 to $19.7 million for the nine months ended September 30, 2015. The increase in revenues primarily reflects the implementation of new programs as well as an increased volume of business transacted with qualified vendors and strategic alliance partners.

Other Income: Revenue increased $1.5 million from the nine months ended September 30, 2014 to $11.7 million for the nine months ended September 30, 2015. The increase in other income is primarily due to rental income earned from a commercial office building that was acquired on December 30, 2014, support and consulting fees earned by the Company's SkyTouch division and revenues related to the Company's recent acquisition of a technology solutions provider to vacation rental management companies, offset by a decline in fees charged to franchisees for non-compliance with the Company's rules and regulations and franchise terminations.
Selling, General and Administrative Expenses: The cost to operate the business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $95.7 million for the nine months ended September 30, 2015, an increase of $7.4 million or 8% from the nine months ended September 30, 2014.
SG&A expenses for the nine months ended September 30, 2015 and 2014 include approximately $15.7 million and $12.3 million, respectively, related to the Company's SkyTouch division and the acquisition of a company that provides software as a service solutions to vacation rental management companies. Excluding the SG&A expenses for the SkyTouch division, SG&A for the nine months ended September 30, 2015 increased $4.0 million from the prior year. This increase in SG&A primarily reflects general inflationary cost increases as well as additional expenses related to an expansion of the Company's franchised hotel quality assurance program, increased variable franchise sales compensation due to a 24% increase in domestic executed franchise agreements, increased investment in franchise sales personnel and incremental advertising to support franchise sales and the launch of the Company's new brand identity. These cost increases were partially offset by a $1.5 million decrease in compensation related to the fluctuation in the fair value of investments held in the Company's non-qualified benefit plans.
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
Total marketing and reservation system revenues increased 19% from $309.0 million for the nine months ended September 30, 2014 to $366.3 million for the nine months ended September 30, 2015. The increase in revenues was primarily due to improved system fees resulting from RevPAR increases and increasing revenues from the Choice Privileges loyalty program resulting from the growth in program membership and increase in average daily rate and the recognition of $0.2 million of previously deferred revenues in 2015 compared to a $34.0 million deferral of revenues to future periods recorded in 2014.
At September 30, 2015 and December 31, 2014, cumulative marketing and reservation system fees billed exceeded expenses by $44.1 million and $44.3 million, respectively, with the excess reflected as an other long-term liability in the accompanying consolidated balance sheets.
Other (Gains) and Losses: Other (gains) and losses were a gain of $0.2 million for the nine months ended September 30, 2015 and 2014. In 2015, the Company recognized a gain of $1.5 million related to the sale of assets primarily due to a sale of an interest in an unconsolidated joint venture. The gains were partially offset by fluctuations in the fair value of investments held in the Company's non-qualified employee benefit plans and one time charges related to the refinancing of the Company's credit facility, which occurred in the third quarter of 2015. In 2014, the Company recognized a gain of $0.2 million due to the fluctuations in the fair value of investments held in the Company's non-qualified employee benefit plan.
Equity in Net (Income) Loss of Affiliates: Losses recognized from unconsolidated joint ventures increased $0.5 million to $1.1 million for the nine months ended September 30, 2015. These losses are primarily attributable to the results of operations during the ramp up period of operations for several recently opened hotel projects owned by unconsolidated joint ventures. These investments primarily relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria hotel & suites in strategic markets.

Income Taxes: The Company’s effective income tax rates for income from continuing operations were 32.4% and 30.2% for the nine months ended September 30, 2015 and 2014, respectively. The effective income tax rates for the nine months ended September 30, 2015 and 2014 were lower than the U.S. federal income tax rate of 35% due to the recurring impact of foreign operations, partially offset by state income taxes. The effective income tax rates for the nine months ended September 30, 2015 and 2014 were further reduced due to the settlement of unrecognized tax positions.
Discontinued Operations: In the first quarter of 2014, the Company's management approved a plan to dispose of the three Company owned Mainstay Suites hotels. As a result, the Company has reported the operations related to these three hotels as discontinued operations beginning in the first quarter of 2014. Net income from discontinued operations was $1.7 million in the first nine months of 2014 and primarily reflected a $2.8 million pre-tax gain on the sale of the three hotels.

Liquidity and Capital Resources
Operating Activities
During the nine months ended September 30, 2015 and 2014, net cash provided by operating activities totaled $98.8 million and $138.4 million, respectively. Operating cash flows declined $39.6 million primarily due to a $41.8 million decrease in cash flows from marketing and reservation activities and a $12.3 million increase in net disbursements to franchisees for property improvements and other purposes utilizing forgivable notes receivable partially offset by the improvement in receivable collections and the timing of payable disbursements.
Net cash provided by marketing and reservation activities totaled $18.3 million during the nine months ended September 30, 2015 compared to $60.2 million during the nine months ended September 30, 2014. The decline in cash provided by marketing and reservation activities primarily reflects an increase in advertising and promotional costs to support various brand programs as well as an expansion of the Company's information technology workforce to support improvements to the Company's various property management and central reservation technologies that are designed to deliver guests to our franchised hotels.
In conjunction with brand and development programs, the Company provides financing to franchisees for property improvements and other purposes in the form of forgivable notes receivable. If the franchisee remains in the system in good standing over the term of the promissory note, the Company forgives the outstanding principal balance and related interest. Since these forgivable notes are predominantly forgiven ratably over the term of the promissory note rather than repaid, the Company classifies the related issuance and collections of these notes as operating activities. During the nine months ended September 30, 2015 and 2014, the Company's net advances for these purposes totaled $21.0 million and $8.8 million, respectively. The timing and amount of these cash flows is dependent on various factors including the implementation of various development and brand incentive programs, the level of franchise sales and the timing of hotel openings. At September 30, 2015, the Company had commitments to extend an additional $76.1 million for these purposes provided certain conditions are met by its franchisees, of which $11.5 million is expected to be advanced in the next twelve months.
Investing Activities
Cash utilized for investing activities totaled $63.1 million and $5.3 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in cash utilized for investing activities for the nine months ended September 30, 2015 primarily reflects the following items:
During the nine months ended September 30, 2015 and 2014, capital expenditures totaled $21.8 million and $11.9 million, respectively. The increase in capital expenditures from 2014 primarily reflect increased spending on upgrades of our central reservation and yield management systems as well as purchases of technology hardware.
During the nine months ended September 30, 2015, the Company realized proceeds from the sales of assets totaling $6.3 million related to the sale of a parcel of land and an interest in an unconsolidated joint venture that developed and operated a Cambria hotel & suites. During the nine months ended September 30, 2014, the Company realized proceeds from the sale of assets totaling $15.6 million related to the sale of three company-owned Mainstay hotels, a facility previously utilized as a call center, and the sale of a parcel of land related to the development of a new Cambria hotel & suites hotel.
During the nine months ended September 30, 2015, the Company completed the acquisition of a company that provides software as a service solutions for vacation rental management companies. The total consideration was $23.6 million, which consisted of cash paid, net of cash acquired, of $13.3 million, deferred purchase price payable of $6.8 million, and liabilities assumed totaling $3.5 million. The deferred purchase price is payable over 5 years. In addition, the Company has a 5 year variable compensation arrangement with the former owner which is contingent on future minimum performance targets. Total expected compensation under this arrangement is estimated to be approximately $13.6 million over the 5-year term. As these amounts are contingent on achievement of certain targets and continued employment, no amounts were recorded for these future payments at the acquisition date.
During the nine months ended September 30, 2015 and 2014, the Company invested $3.8 million and $14.4 million, respectively, in joint ventures accounted for under the equity method of accounting. The Company's investment in these joint ventures primarily relate to ventures that either support the Company's efforts to increase business delivery to its franchisees or promote growth of our emerging brands.

The Company provides financing to franchisees for hotel development efforts and other purposes in the form of notes receivables. These loans bear interest and are expected to be repaid in accordance with the terms of the loan arrangements. During the nine months ended September 30, 2015 and 2014, the Company advanced $25.3 million and $3.3 million, for these purposes, respectively. In addition, the Company collected $3.7 million and $9.8 million of these advances during the nine months ended September 20, 2015 and 2014, respectively.

From time to time, our board of directors authorizes specific transactions and general programs which permit us to provide financing, investment and guarantees and similar credit support to qualified franchisees, as well as to acquire and resell real estate to incent franchise development. Since 2006, we have engaged in these financial support activities to encourage acceleration of the growth of our Cambria hotel & suites brand, primarily in strategic markets and locations. Over the next three to five years, depending on market and other conditions, we expect to continue to deploy capital in support of this brand and expect our investment to range between $250 million to $350 million over that time period. The annual pace of future financial support activities will depend upon market and other conditions including among others, our franchise sales results, the environment for new construction hotel development and the hotel lending environment. Our support of the Cambria brand’s growth is expected to be primarily in the form of joint venture investments, forgivable key money loans, senior mortgage loans, development loans, mezzanine lending, and through the operation of a land-banking program. With respect to our lending and joint venture investments, we generally expect to recycle these loans and investments within a five year period. At September 30, 2015, the Company had approximately $97.3 million outstanding pursuant to these financial support activities.

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

At September 30, 2015, the Company maintained a total leverage ratio of 3.10x and a consolidated fixed charge ratio of 6.55x and was in compliance with all financial covenants under the credit agreement.

The proceeds of the New Revolver are expected to be used for general corporate purposes, including working capital, debt repayment, stock repurchases, dividends, investments and other permitted uses set forth in the Credit Agreement.
At September 30, 2015, the Company had $162.0 million outstanding under the New Revolver.
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
Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At September 30, 2015, the Company had been advanced approximately $3.7 million pursuant to these agreements and expects to receive the remaining $0.7 million over the next several years, subject to annual appropriations by the governmental entities. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration of the Company's 10 year corporate headquarters lease in 2023 will be forgiven in full. The advances will be included in long-term debt in the Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all current performance conditions as of September 30, 2015.
Dividends
The Company currently maintains the payment of a quarterly dividend on its common stock outstanding of $0.195 per share, however, the declaration of future dividends is subject to the discretion of our board of directors. In December 2014, the Company's board of directors increased the quarterly dividend rate to $0.195 per share, beginning with the dividend payable in January 2015, representing a 5% increase from previous quarterly declarations. The Company's quarterly dividend rate declared during the nine months ended September 30, 2015 remained unchanged from the previous quarterly declaration.
During the nine months ended September 30, 2015, the Company paid cash dividends totaling $34.2 million. We expect to continue to pay dividends in the future, subject to the declaration of our board of directors as well as to future business performance, economic conditions, changes in income tax regulations and other factors. Based on the present dividend rate and outstanding share count, we expect that aggregate annual regular dividends for 2015 would be approximately $45.2 million.
Share Repurchases
The company purchased 1.0 million shares of common stock under the share repurchase program at a total cost of $50.0 million during the nine months ended September 30, 2015. Since the program's inception through September 30, 2015, we have repurchased 47.7 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.2 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 80.7 million shares at an average price of $14.99 per share. As of September 30, 2015, the Company had approximately 2.0 million shares remaining under the current share repurchase authorization.
During the nine months ended September 30, 2015, the Company redeemed 106,265 shares of common stock at a total cost of approximately $6.4 million from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were outside the share repurchase program.
Other items
Approximately $180 million of the Company's cash and cash equivalents at September 30, 2015 pertains to undistributed earnings of the Company's consolidated foreign subsidiaries. Since the Company's intent is for such earnings to be reinvested by the foreign subsidiaries, the Company has not provided additional U.S. income taxes on these amounts. While the Company has no intention to utilize these cash and cash equivalents in its domestic operations, any change to this policy would result in the Company incurring additional U.S. income taxes on any amounts utilized domestically.
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
On September 4, 2015, the Company entered into a limited payment guaranty with regards to a VIE's $13.3 million bank loan for the design, development, and construction of a new hotel franchised under one of the Company's brands in the United States.  Under the terms of the limited guaranty, the Company has agreed to guarantee a maximum of $1.8 million of the VIE’s obligations under the loan. The limited guaranty shall remain in effect until (i) the VIE’s bank loan is paid in full to the lender; (ii) the maximum amount guaranteed by the Company is paid in full; or (iii) the Company, through its affiliate, ceases to be a member of the VIE.
The Company believes the likelihood of having to perform under the aforementioned limited payment guarantees was remote at September 30, 2015 and December 31, 2014.

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
Several factors could cause actual results, performance or achievements of the Company to differ materially from those expressed in or contemplated by the forward-looking statements.  Such risks include, but are not limited to, changes to general, domestic and foreign economic conditions;  changes in law and regulation applicable to the lodging and franchising industries foreign currency fluctuations; operating risks common in the lodging and franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees and our relationships with our franchisees; our ability to keep pace with improvements in technology utilized for marketing and reservations systems and other operating systems; our ability to grow our franchise system; exposures to risks relating to development activities; fluctuations in the supply and demand for hotels rooms; our ability to realize anticipated benefits of acquired businesses; the level of acceptance of alternative growth strategies we may implement; cyber security and data breach risks; operating risks associated with international operations; the outcome of litigation; and our ability to effectively manage our indebtedness.  These and other risk factors are discussed in detail in the Risk Factors section of the Company's Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 2, 2015.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company's foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including in certain circumstances the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $17.3 million and $17.8 million at September 30, 2015 and December 31, 2014, respectively which we account for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
At September 30, 2015, the Company had $162.0 million of variable interest rate debt instruments outstanding at an effective rate of 1.7%. A hypothetical change of 10% in the Company’s effective interest rate from September 30, 2015 levels would increase or decrease annual interest expense by $0.3 million. The Company expects to refinance its fixed and variable long-term debt obligations prior to their scheduled maturities.
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
An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.
Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2015, that materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.
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
Issuer Purchases of Equity Securities
The following table sets forth purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the nine months ended September 30, 2015:

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1),(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2015	19,246	$54.75	—	3,000,000
February 28, 2015	69,937	62.13	—	3,000,000
March 31, 2015	13,274	62.38	—	3,000,000
April 30, 2015	296	62.68	—	3,000,000
May 31, 2015	—	—	—	3,000,000
June 30, 2015	—	—	—	3,000,000
July 31, 2015	—	—	—	3,000,000
August 31, 2015	740,300	49.22	740,300	2,259,700
September 30, 2015	274,210	50.21	270,698	1,989,002
Total	1,117,263	$50.53	1,010,998	1,989,002
 _______________________

(1)	The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998. The program has no fixed dollar amount or expiration date.

(2)
During the nine months ended September 30, 2015, the Company redeemed 106,265 shares of common stock from employees to satisfy the option price and minimum tax-withholding requirements related to the exercising of options and vesting of restricted stock and performance vested restricted stock unit grants. These redemptions were not part of the board repurchase authorization.

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

10.01(e)
Senior Unsecured Credit Agreement, dated July 21, 2015 among Choice Hotels International, Inc., Deutsche Bank AG New York Branch, as administrative agent, Wells Fargo Bank, National Association as syndication agent and swingline lender, and a syndication of lenders.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

_______________________

*	Filed herewith

(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Registration Statement on Form S-4, filed August 31, 1998 (Reg. No. 333-62543).

(b)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed May 1, 2013.

(c)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed February 16, 2010.

(d)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed April 29, 2015.

(e)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current REport on Form 8-K filed on July 21, 2015.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

November 6, 2015	By:	/S/ DAVID L. WHITE
David L. White
Senior Vice President, Chief Financial Officer & Treasurer