Form 10-K
period 2015-12-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2016-02-29
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________
FORM 10-K
 _____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes  ☐    No  ☒
The aggregate market value of common stock of Choice Hotels International, Inc. held by non-affiliates was $1,788,577,527 as of June 30, 2015 based upon a closing price of $54.25 per share.
The number of shares outstanding of Choice Hotels International, Inc.’s common stock at February 16, 2016 was 56,389,126.

DOCUMENTS INCORPORATED BY REFERENCE.
Certain portions of our definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Annual Meeting of Shareholders to be held on April 22, 2016, are incorporated by reference under Part III of this Form 10-K.

CHOICE HOTELS INTERNATIONAL, INC.
Form 10-K

PART I
Throughout this report, we refer to Choice Hotels International, Inc., together with its subsidiaries as "Choice," "we," "us" or the "Company".

Forward-Looking Statements
Certain matters discussed in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, our use of words such as "expect," "estimate," "believe," "anticipate," "should," "will," "forecast," "plan," "project," "assume" or similar words of futurity identify such forward-looking statements. These forward-looking statements are based on management's current beliefs, assumption and expectations regarding future events, which in turn are based on information currently available to management. Such statements may relate to projections of the Company’s revenue, expenses, earnings and other financial and operational measures, Company debt levels, ability to repay outstanding indebtedness, payment of dividends, and future operations, among other matters. We caution you not to place undue reliance on any such forward-looking statements. Forward-looking statements do not guarantee future performance and involve known and unknown risks, uncertainties and other factors.
Several factors could cause actual results, performance or achievements of the Company to differ materially from those expressed in or contemplated by the forward-looking statements. Such risks include, but are not limited to, changes to general, domestic and foreign economic conditions; changes in law and regulation applicable to the lodging and franchising industries; foreign currency fluctuations; operating risks common in the lodging and franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees and our relationships with our franchisees; our ability to keep pace with improvements in technology utilized for marketing and reservations systems and other operating systems; the commercial acceptance of our SkyTouch division's products and services; our ability to grow our franchise system; exposure to risks relating to development activities; fluctuations in the supply and demand for hotels rooms; our ability to realize anticipated benefits of acquired businesses; the level of acceptance of alternative growth strategies we may implement; cyber security and data breach risks; operating risks associated with our international operations; the outcome of litigation; and our ability to effectively manage our indebtedness. These and other risk factors are discussed in detail in Item 1A. "Risk Factors" of this report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

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

Overview
We are one of the largest hotel franchisors in the world with 6,423 hotels open and 720 hotels under construction, awaiting conversion or approved for development as of December 31, 2015 representing 507,483 rooms open and 58,130 rooms under construction, awaiting conversion or approved for development in 50 states, the District of Columbia and over 35 countries and territories outside the United States. Choice franchises lodging properties under the following proprietary brand names: Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, Cambria® hotels & suites, and Ascend Hotel Collection® (collectively, the "Choice brands").
We operate in two reportable segments encompassing our hotel franchising business and our SkyTouch Technology ("SkyTouch") division. SkyTouch is a division of the Company that develops and markets cloud-based technology products, including inventory management, pricing and connectivity to third party channels, to hoteliers not under franchise agreements with the Company. SkyTouch's technology products are based on the Company's choiceAdvantage property management system which is utilized by over 5,900 of the Company's franchised hotels. SkyTouch was announced to the public in March 2013 and represents less than 1% and 5% of the Company's total revenues and operating expenses, respectively, for the year ended December 31, 2015.
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
Historically, we have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. Since the program's inception through December 31, 2015, we have repurchased 48.1 million shares (including 33.0 million million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.2 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 81.1 million shares at an average price of $15.13 per share. At December 31, 2015, the Company had 1.7 million shares remaining under the current share repurchase authorization. We currently believe that our cash flows from operations will support our ability to complete the current board of directors repurchase authorization and upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
The Company commenced paying quarterly dividends in 2004 and in 2012 the Company elected to pay a special cash dividend totaling approximately $600 million. The Company currently maintains the payment of a quarterly dividend on its common shares outstanding; however the declaration of future dividends is subject to the discretion of the board of directors. With the exception of the 2012 special cash dividend, quarterly cash dividends paid on common shares outstanding was $0.185 per share for each quarter for the years ended December 31, 2013 and 2014. In the fourth quarter of 2014, the board of directors increased the quarterly cash dividend from $0.185 per share to $0.195 per share, beginning with the dividend payable in the first quarter of 2015. In the fourth quarter of 2015, the board of directors agreed to increase the quarterly cash dividend from $0.195 per share to $0.205 per share, beginning with the dividend payable in the first quarter of 2016. The projected annual dividend in 2016 is $0.82 per annum. We expect to continue to pay dividends in the future, subject to quarterly declaration by our board of directors as well as future business performance, economic conditions, changes in income tax regulations and other factors.

The Company also allocates capital to exploring growth opportunities in business areas that are adjacent or complementary to our core hotel franchising business, which leverage our core competencies and are additive to our franchising business model. The timing and amount of these investments are subject to market and other conditions.
Our direct lodging property real estate exposure is limited to activity in the United States and consists of three parcels of real estate that the Company has acquired and intends to resell to incent franchise development in strategic markets or to pursue hotel development through joint ventures. In addition, our development activities that involve financing, equity investments and guaranty support to hotel developers create limited additional exposure to the real estate markets.

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

The following chart demonstrates these trends over the last fifteen years:
US Lodging Industry Trends: 2001 - 2015

Year	Occupancy Rates	Average Daily Room Rates (ADR)	Change in ADR Versus Prior Year	Change in CPI Versus Prior Year	Revenue Per Available Room (RevPAR)	New Rooms Added (Gross)
2001	60.1%	$84.85	(0.5)%	2.9%	$50.99	101,279
2002	59.2%	$83.15	(2.0)%	1.6%	$49.22	86,366
2003	59.1%	$83.19	0.1%	2.3%	$49.20	65,876
2004	61.3%	$86.41	3.9%	2.7%	$52.93	55,245
2005	63.1%	$90.84	5.1%	3.4%	$57.34	65,900
2006	63.4%	$97.31	7.1%	3.2%	$61.69	73,308
2007	63.1%	$104.04	6.9%	2.8%	$65.61	94,541
2008	60.3%	$106.96	2.8%	3.8%	$64.49	146,312
2009	54.5%	$98.17	(8.2)%	(0.4)%	$53.50	142,287
2010	57.5%	$98.06	(0.1)%	1.6%	$56.43	73,976
2011	59.9%	$101.85	3.9%	3.2%	$61.02	38,409
2012	61.3%	$106.25	4.3%	2.1%	$65.15	43,879
2013	62.2%	$110.30	3.8%	1.5%	$68.58	54,020
2014	64.4%	$114.92	4.2%	0.8%	$74.04	63,346
2015	65.6%	$120.01	4.4%	0.7%	$78.67	85,596

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

The lodging industry can be divided into chain scale categories or groupings of generally competitive brands as follows:

Chain Scale	Brand Examples	Room Count	% of Total	Avg. No. of Rooms Per Hotel
Luxury	Four Seasons, Ritz Carlton, W Hotel, JW Marriott	108,485	2.2%	338.0
Upper Upscale	Marriott, Hilton, Hyatt, Sheraton	583,906	11.6%	355.4
Upscale	Courtyard, Residence Inn, Hilton Garden Inn, Cambria hotels & suites	660,640	13.1%	150.6
Upper Midscale	Comfort Inn, Holiday Inn Express, Hampton Inn, Fairfield Inn	888,843	17.6%	97.6
Midscale	Quality Inn, Sleep Inn, La Quinta, Baymont	479,040	9.5%	85.0
Economy	Econo Lodge, Super 8, Days Inn, Motel 6	784,149	15.6%	76.0
Sub-Total Brand Affiliated		3,505,063	69.6%	111.6
Independents		1,533,422	30.4%	68.2
Total All Hotels		5,038,485	100%	93.5
According to Smith Travel Research, the lodging industry consisted of approximately 54,000 hotels representing approximately 5.0 million rooms open and operating in the United States at December 31, 2015. During the year ended December 31, 2015, the industry added approximately 60,000 gross rooms to the industry supply and net room growth was approximately 1.2%. Approximately, 46% of the new rooms opened during the year were positioned in the Upper Midscale, Midscale and Economy chain scale segments in which we primarily operate.
The lodging industry consists of independent operators of hotels and those that have joined national hotel franchise chains. Independent operators of hotels not owned or managed by major lodging companies have increasingly joined national hotel franchise chains as a means of remaining competitive with hotels owned by or affiliated with national lodging companies. Over the years, the industry has seen a significant movement of hotels from independent to chain affiliation, with affiliated hotels increasing from 46% of the rooms in the market in 1990 to 70% of the market in 2015. However, the pace of this increase has moderated over the last several years and in 2015 the percentage of rooms in the market affiliated with a chain increased by approximately 50 basis points from 69.1% to 69.6%.
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
Our family of well-known and diversified brand offerings positions us well within the lodging industry. Our Cambria hotel and suites, Comfort Inn, Comfort Suites, Sleep Inn, Suburban Extended Stay Hotel and MainStay Suites are primarily new build brands which offer hotel developers an array of choices at various price points for transient and extended stay business during periods of supply growth. Our Ascend Hotel Collection, Clarion, Quality, Econo Lodge and Rodeway Inn brands offer conversion opportunities during both industry contraction and growth cycles to independent operators and non-Choice affiliated hotels who desire to affiliate with our brands and take advantage of the services we have to offer.
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
Our central reservations system is a critical technology used to deliver guests to our franchisees through multiple channels, including our call centers, proprietary web and mobile sites, global distribution systems (e.g., SABRE and Amadeus), on-line travel agents ("OTAs") (e.g. Expedia and Bookings.com) and internet referral or booking services (e.g., Kayak and Trip Advisor). We believe our well-known brands, combined with our relationships with many internet distribution web sites benefits our franchisees, by facilitating increased rate and reservations delivery, and reducing costs and operational complexity.
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

Franchise System
Revenues from our domestic operations comprised 94% and 92% of our total revenues in 2015 and 2014, respectively. As a result, our description of the franchise system is primarily focused on the domestic operations.
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

The following table presents key statistics related to our domestic franchise system over the five years ended December 31, 2015.
COMBINED DOMESTIC FRANCHISE SYSTEM

	As of and For the Year Ended December 31,
	2011	2012	2013	2014	2015
Number of properties, end of period	5,001	5,083	5,180	5,221	5,276
Number of rooms, end of period	392,826	396,102	400,585	398,661	400,372
Royalty fees ($000)	$221,023	$236,336	$242,887	$262,675	$281,100
Average royalty rate(1)	4.31%	4.33%	4.33%	4.28%	4.30%
Average occupancy percentage(1)	53.7%	55.6%	56.4%	59.5%	61.1%
Average daily room rate (ADR)(1)	$71.92	$73.69	$74.76	$77.03	$79.86
Revenue per available room (RevPAR)(1),(2)	$38.63	$40.94	$42.20	$45.80	$48.78
____________________________

(1)
Amounts exclude results from Cambria hotel and suites properties open during all periods since the operating statistics are not representative of a stabilized brand which the Company defines as having at least 25 units open and operating for a twelve month period.

(2)	The Company calculates RevPAR based on information as reported to the Company by its franchisees.
Currently, no individual domestic franchisee accounts for more than 1% of the Company's total revenues.

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
Comfort Inn: Comfort Inn and Comfort Inn and Suites hotels are primarily upper mid-scale limited service hotels that offer a warm and welcoming guest experience designed to help travelers feel refreshed and ready to take on the day. One of the original brands in the limited service category, Comfort Inn has built a reputation for consistent high-value accommodations for both business and leisure travelers. Comfort Inn hotels offer complimentary hot breakfast with hearty and healthy options, a swimming pool and/or exercise room, and free high-speed internet access. Principal competitor brands include Holiday Inn Express and Country Inn & Suites.
Comfort Suites: An extension of the Comfort Inn brand, Comfort Suites hotels deliver all the extras to help guests feel refreshed and ready to take on the day. All hotels are 100% smoke free with oversized suites featuring separate areas for working and relaxing to meet the demands of today’s business traveler. In addition, each suite has a sleeper sofa, refrigerator and microwave. Comfort Suites hotels offer a complimentary hot breakfast with healthy and hearty options, fitness center and swimming pool, business center, marketplace and free high-speed internet access. The brand competes with Hampton, Holiday Inn Express, and Fairfield Inn & Suites.
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
Quality: Quality helps both guests and owners "get your money's worth" in the mid-scale category.  Quality hotels provide clean, comfortable, and affordable accommodations, as well as the "Value Qs:"  Q Bed, Q Breakfast, Q Shower, Q Service, and the Q Value of amenities like free free high-speed internet access, lobby coffee, swimming pools and/or exercise rooms. Principal competitor brands include Best Western and Ramada.
MainStay Suites: MainStay Suites competes in the mid-scale extended stay category. Complete with a "feels like home guest experience" and value-added amenities, the MainStay brand is designed as a more practical lodging option for guests whose stays are longer than a few nights. Typically, longer hotel stays involve relocation, training, or temporary job assignments. MainStay guest rooms feature free high-speed internet access, fully equipped kitchens with a two-burner range, dishes, utensils, dishwasher, sink with disposal, microwave, and full size refrigerator. All suites include a sleeper sofa, comfortable work area with ergonomic chair and large walk-in closets. MainStay Suites' principal competitors include TownePlace Suites and Candlewood Suites.
Suburban Extended Stay Hotel: Suburban Extended Stay Hotel suites are built with today’s value-conscious extended stay guest in mind. All suites provide well-equipped kitchens, internet connections, and access to on-site laundry facilities. Suburban’s “just what you need” philosophy matches attractive weekly pricing with weekly housekeeping to provide extended stay guests with the all-suite accommodations they want without the cost of services they do not need. All hotels offer complimentary high-speed internet access. Principal competitors include Extended Stay America, InTown Suites, Studio 6 and Value Place.
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
The following table presents key statistics related to the domestic system for our brands over the five years ended December 31, 2015:

	As of and For the Year Ended December 31,
	2011	2012	2013	2014	2015
COMFORT INN DOMESTIC SYSTEM
Number of properties, end of period	1,399	1,349	1,302	1,240	1,156
Number of rooms, end of period	109,330	105,471	101,673	95,862	89,545
Royalty fees ($000)	$86,503	$90,360	$88,774	$93,630	$96,546
Average occupancy percentage	57.7%	59.5%	60.1%	63.3%	65.0%
Average daily room rate (ADR)	$79.54	$81.70	$83.27	$86.08	$89.68
RevPAR	$45.91	$48.60	$50.05	$54.50	$58.25

COMFORT SUITES DOMESTIC SYSTEM
Number of properties, end of period	616	597	589	577	569
Number of rooms, end of period	47,738	46,045	45,451	44,632	43,949
Royalty fees ($000)	$42,167	$44,835	$44,717	$48,278	$51,114
Average occupancy percentage	58.9%	61.9%	62.9%	66.5%	68.3%
Average daily room rate (ADR)	$83.75	$85.58	$86.99	$90.24	$93.89
RevPAR	$49.35	$52.96	$54.75	$60.01	$64.16
QUALITY DOMESTIC SYSTEM
Number of properties, end of period	1,047	1,152	1,223	1,284	1,379
Number of rooms, end of period	91,502	98,078	101,143	104,454	110,116
Royalty fees ($000)	$38,190	$42,409	$47,471	$52,589	$59,554
Average occupancy percentage	50.1%	51.6%	53.1%	56.1%	58.2%
Average daily room rate (ADR)	$67.84	$69.45	$70.22	$71.98	$75.06
RevPAR	$34.00	$35.86	$37.27	$40.39	$43.69
CLARION DOMESTIC SYSTEM
Number of properties, end of period	189	191	190	178	175
Number of rooms, end of period	27,527	27,441	27,501	25,049	24,449
Royalty fees ($000)	$9,706	$10,369	$10,953	$11,480	$11,479
Average occupancy percentage	47.1%	49.6%	51.2%	54.5%	57.2%
Average daily room rate (ADR)	$73.88	$74.99	$75.15	$77.65	$79.85
RevPAR	$34.79	$37.18	$38.46	$42.34	$45.63
SLEEP INN DOMESTIC SYSTEM
Number of properties, end of period	394	387	382	371	377
Number of rooms, end of period	28,568	28,087	27,623	26,811	27,047
Royalty fees ($000)	$15,888	$17,202	$17,447	$18,914	$20,226
Average occupancy percentage	53.9%	56.6%	58.7%	62.5%	63.9%
Average daily room rate (ADR)	$70.06	$72.54	$74.39	$77.13	$80.41
RevPAR	$37.73	$41.03	$43.66	$48.24	$51.41
MAINSTAY SUITES DOMESTIC SYSTEM
Number of properties, end of period	40	41	43	45	52
Number of rooms, end of period	3,093	3,165	3,331	3,568	3,846
Royalty fees ($000)	$2,054	$2,218	$2,259	$2,608	$2,693
Average occupancy percentage	68.3%	70.1%	68.1%	71.4%	67.1%
Average daily room rate (ADR)	$66.17	$69.73	$72.44	$74.82	$77.02
RevPAR	$45.22	$48.84	$49.36	$53.40	$51.71
ECONO LODGE DOMESTIC SYSTEM
Number of properties, end of period	797	817	830	856	856
Number of rooms, end of period	49,483	49,951	50,694	52,878	52,978
Royalty fees ($000)	$15,700	$16,539	$17,189	$18,896	$20,784
Average occupancy percentage	47.5%	48.5%	48.8%	51.6%	53.5%
Average daily room rate (ADR)	$54.75	$55.89	$56.51	$57.85	$59.61
RevPAR	$26.02	$27.11	$27.55	$29.86	$31.90
RODEWAY INN DOMESTIC SYSTEM
Number of properties, end of period	388	410	438	474	513
Number of rooms, end of period	21,627	23,370	24,677	26,172	28,880
Royalty fees ($000)	$4,566	$5,129	$5,357	$5,532	$6,006
Average occupancy percentage	49.0%	50.7%	51.9%	55.1%	56.3%
Average daily room rate (ADR)	$51.91	$53.41	$54.28	$56.68	$59.75
RevPAR	$25.46	$27.08	$28.14	$31.25	$33.64

SUBURBAN EXTENDED STAY HOTEL DOMESTIC SYSTEM
Number of properties, end of period	60	63	63	65	62
Number of rooms, end of period	7,126	7,291	7,167	7,198	6,994
Royalty fees ($000)	$2,539	$2,709	$2,832	$3,111	$3,395
Average occupancy percentage	67.6%	69.9%	70.2%	71.8%	75.5%
Average daily room rate (ADR)	$40.38	$41.71	$42.67	$45.25	$47.61
RevPAR	$27.31	$29.14	$29.96	$32.51	$35.95
CAMBRIA DOMESTIC SYSTEM (1)
Number of properties, end of period	19	19	18	22	25
Number of rooms, end of period	2,215	2,221	2,119	2,642	3,113
Royalty fees ($000)	$2,032	$2,102	$2,147	$2,687	$3,745
ASCEND HOTEL COLLECTION DOMESTIC SYSTEM
Number of properties, end of period	52	57	102	109	112
Number of rooms, end of period	4,617	4,982	9,206	9,395	9,455
Royalty fees ($000)	$1,678	$2,464	$3,741	$4,950	$5,558
Average occupancy percentage	59.8%	64.8%	64.0%	60.3%	58.5%
Average daily room rate (ADR)	$113.45	$113.83	$119.76	$121.49	$127.27
RevPAR	$67.79	$73.78	$76.60	$73.20	$74.47
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
As a result of our use of master franchising relationships and international market conditions, revenues from international franchising operations comprised 6% and 8% of our total revenues in 2015 and 2014, respectively, while representing approximately 18% of our franchise system hotels open as of December 31st of the same periods.
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

As of December 31, 2015, we had 1,147 franchise hotels open and operating in 30 countries and territories outside of the United States. The following chart summarizes our franchise system outside of the United States.

COMBINED INTERNATIONAL FRANCHISE SYSTEM(1)

	As of and For the Year Ended December 31,
	2011	2012	2013	2014	2015
Number of properties, end of period	1,177	1,160	1,160	1,158	1,147
Number of rooms, end of period	104,379	103,151	105,473	106,617	107,111
Royalty fees ($000)	$25,248	$25,131	$24,721	$24,515	$20,166
____________________________

(1)
Reporting of operating statistics (e.g., average occupancy percentage and average daily room rate) of international franchisees is not required by all master franchise contracts, thus these statistics and RevPAR are not presented for international franchisees.

Scandinavia. We conduct our operations in Scandinavia through a master franchise relationship with Nordic Choice Commercial Services A/S ("NCH"), formerly known as Choice Hotels Scandinavia. As of December 31, 2015, NCH had 180 open properties in its development territory, which includes Denmark, Norway and Sweden on an exclusive basis and Latvia and Lithuania on a non-exclusive basis. The Company’s master franchise agreement with NCH grants rights to the Comfort, Quality, Sleep and Clarion brand and expires in 2023. Through a separate agreement signed in 2010, NCH also possesses limited rights to franchise Ascend Hotel Collection hotels in its territory.
Japan. The Company conducts its operations in Japan through a master franchise relationship with Choice Hotels Japan Co. Ltd ("CHJ"). CHJ possesses exclusive rights to develop the Comfort and Quality brands and non-exclusive rights to the Sleep and Clarion brands. The Company’s master franchise agreement with CHJ expires in December 2023. As of December 31, 2015, CHJ had 50 open properties.
Continental Europe. The Company conducts franchising operations in Germany, Italy, Czech Republic, and portions of Switzerland through Choice Hotels Licensing B.V. ("Choice BV"), a wholly-owned subsidiary, and in France, Portugal and the French speaking Cantons of Switzerland through a wholly-owned subsidiary of Choice BV, Choice Hotels France SAS. At December 31, 2015, the Company's subsidiaries had 179 properties open and operating in continental Europe.
Ireland. In August 2007, the Company entered into a master franchising agreement with Ireland-based Cordelle Enterprises, doing business as Choice Hotels Ireland ("CHR"), for the exclusive right to develop our Clarion, Quality and Comfort brands in Ireland and Northern Ireland. The master franchise agreement with CHR expires in 2027. As of December 31, 2015, CHR had 10 properties open and operating in Ireland and Northern Ireland.
United Kingdom. The Company conducts direct franchising operations in the United Kingdom through Choice BV. At December 31, 2015, the Company’s subsidiary had 33 properties open and operating in the United Kingdom.
Canada. We conduct our operations in Canada for all of our brands except Cambria hotel and suites, MainStay Suites and Suburban Extended Stay Hotel through Choice Hotels Canada Inc. ("CHC") a joint venture owned 50% by us and 50% by InnVest Management Holdings Ltd. CHC is one of the largest lodging organizations in Canada with 319 of our franchised properties open and operating as of December 31, 2015. The Company conducts direct franchising operations for its extended stay and Cambria hotel and suites brands in Canada through its wholly-owned subsidiary, Choice Hotels International Licensing ULC, and had 4 properties open and operating at December 31, 2015.
India. The Company conducts direct franchising operations in India through wholly-owned subsidiaries for the Comfort, Quality, Sleep and Clarion brands. As of December 31, 2015, the Company had 16 franchised properties open and operating.
Australasia. The Company conducts direct franchising operations in Australia, New Zealand, and Singapore through a wholly-owned subsidiary, Choice Hotels Asia-Pac Pty. Ltd. ("CHAP"). As of December 31, 2015, CHAP had 245 franchised properties open and operating in Australasia.
Mexico. The Company’s wholly-owned subsidiary Choice Hotels Mexico S. de R.L. de C.V. ("CHM") conducts direct franchising operations in Mexico on behalf of Choice BV, which acts as the franchisor in Mexico. CHM is focused on establishing Clarion, Quality, Sleep and Comfort brands through conversion of hotels in Mexico. At December 31, 2015, the Company’s subsidiary had 28 properties open and operating.

South America. We conduct our operations in Brazil and certain other South American territories through a non-exclusive master franchise relationship with Atlantica Holdings International, Ltd. ("Atlantica"). As of December 31, 2015, Atlantica had 64 open properties in its development territory. The Company’s master franchise agreement with Atlantica grants rights to the Comfort, Quality, Sleep and Clarion brands, which rights are exclusive in Brazil and non-exclusive in Atlantica's remaining territory. The agreement was executed in 2001and is currently scheduled to expire in December 2024.
Central America. We conduct our operations in certain Central American territories through an exclusive master franchise relationship with Real Hotels and Resorts, Inc. ("Real"). As of December 31, 2015, Real had 14 open properties in its development territory which consists of Costa Rica, Dominican Republic, El Salvador, Guatemala, Honduras and Panama. The Company’s master franchise agreement with Real grants rights to the Comfort, Quality, Sleep and Clarion brands. The agreement was executed in 1994 and is currently scheduled to expire in May of 2034, with certain rights by both parties to terminate the contract early. Through a separate agreement signed in 2011, we have also granted Real limited non-exclusive rights to franchise Ascend Hotel Collection hotels in Costa Rica, Honduras and Panama.
Other International Relationships. We also have non-exclusive master development and area representative arrangements in place with local hotel management and franchising companies doing business in China. At December 31, 2015, three properties were open and operating in China. In addition, the Company through Choice BV, has direct franchise relationships with properties in Malaysia and Turkey. At December 31, 2015, one property was open and operating in both Malaysia and Turkey.

The following table summarizes Choice’s international franchise system as of December 31, 2015:

	Comfort	Comfort Suites	Quality	Clarion	Sleep	Ascend	Mainstay	Suburban	Econo Lodge	Rodeway	Total
Australia	112	—	65	7	—	7	—	—	22	—	213
Canada	—	—	—	—	—	—	2	2	—	—	4
Czech Republic	—	—	—	9	—	—	—	—	—	—	9
France	74	9	27	6	—	—	—	—	—	—	116
Germany	15	—	12	2	—	—	—	—	—	—	29
India	7	—	7	2	—	—	—	—	—	—	16
Italy	4	—	8	4	—	—	—	—	—	—	16
Malaysia	—	—	1	—	—	—	—	—	—	—	1
Mexico	14	—	10	—	4	—	—	—	—	—	28
New Zealand	9	—	15	1	—	—	—	—	6	—	31
Portugal	3	—	2	1	—	—	—	—	—	—	6
Singapore	—	—	1	—	—	—	—	—	—	—	1
Switzerland	2	—	—	1	—	—	—	—	—	—	3
United Kingdom	15	—	12	6	—	—	—	—	—	—	33
Turkey	—	—	—	1	—	—	—	—	—	—	1
Direct Franchise Agreements	255	9	160	40	4	7	2	2	28	—	507
Brazil	23	8	26	3	4	—	—	—	—	—	64
Canada*	146	5	86	8	3	13	—	—	54	4	319
China	1	1	1	—	—	—	—	—	—	—	3
Costa Rica	—	—	1	—	1	—	—	—	—	—	2
Denmark	1	—	1	—	—	1	—	—	—	—	3
Dominican Republic	—	—	1	—	—	—	—	—	—	—	1
El Salvador	2	—	1	1	—	—	—	—	—	—	4
Guatemala	—	—	—	1	—	—	—	—	—	—	1
Honduras	—	—	—	5	—	—	—	—	—	—	5
Ireland	—	—	2	5	—	3	—	—	—	—	10
Japan	50	—	—	—	—	—	—	—	—	—	50
Latvia	—	—	—	1	—	—	—	—	—	—	1
Lithuania	1	—	—	—	—	—	—	—	—	—	1
Norway	19	—	36	35	—	3	—	—	—	—	93
Panama	—	—	—	1	—	—	—	—	—	—	1
Sweden	11	—	26	38	—	7	—	—	—	—	82
Master Franchise Agreements	254	14	181	98	8	27	—	—	54	4	640
Total Number of Properties	509	23	341	138	12	34	2	2	82	4	1,147
____________________________

*	The Company has a 50% equity investment in this master franchisor.

The following table presents key worldwide system size statistics as of and for the year ended December 31, 2015:

	Open and Operational		Approved for Development		Units
	Hotels	Rooms	Hotels	Rooms	Additions	Repositionings	Terminations
Comfort	1,665	129,595	157	12,482	54	(64)	(79)
Comfort Suites	592	46,766	99	8,115	19	(5)	(18)
Quality	1,720	146,227	93	8,582	118	53	(92)
Ascend Hotel Collection	146	13,229	57	4,676	19	4	(12)
Clarion	313	43,320	22	3,221	23	—	(26)
Sleep Inn	389	28,165	87	5,102	20	(3)	(9)
MainStay Suites	54	4,047	61	3,103	11	—	(4)
Econo Lodge	938	56,741	32	1,915	50	7	(61)
Rodeway Inn	517	29,060	49	3,036	64	9	(34)
Suburban	64	7,220	16	1,293	2	(1)	(4)
Cambria	25	3,113	47	6,605	3	—	—
Totals	6,423	507,483	720	58,130	383	—	(339)

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
Our objective is to continue to grow our portfolio by continuing to sell our existing brands, creating extensions of our existing brands and introducing new brands, either organically or via acquisition, within the various lodging chain categories. Based on market conditions and other circumstances, we may offer certain incentives to developers to increase development of our brands such as discounting various fees such as the initial franchise fee, royalty rates and marketing and reservation system rates as well as provide financing for property improvements and other purposes.
Because retention of existing franchisees is important to our growth strategy, we have a formal impact policy. For most of our brands, this policy offers existing franchisees protection from the opening of a same-brand property within a specified distance, depending upon the market in which the property is located.
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

Franchise Agreements
Our standard domestic franchise agreements grant franchisees the non-exclusive right to use certain of our trademarks and receive other benefits of our franchise system to facilitate the operation of their franchised hotel at a specified location. Our standard domestic franchise agreements generally have terms ranging between 10 and 30 years, with certain rights for each of the franchisor and franchisee to terminate their franchise agreement, such as upon designated anniversaries of the agreement, before the end of the agreement term.
Generally, either party to our standard domestic franchise agreement can terminate the agreement prior to the conclusion of the agreement’s term under certain circumstances, such as upon designated anniversaries of the agreement, subject to applicable law. Early termination options give us flexibility in eliminating or re-branding properties for reasons other than contractual failure by the franchisee. This allows us the opportunity to strengthen our brand portfolio in various markets by replacing weaker performing hotels. We also have the right to terminate a franchise agreement if a franchisee fails to bring the property into compliance with contractual or quality standards within specified periods of time. The franchise agreements also typically contain liquidated damages provisions which represent a fair measure of damages that our franchisee and we agree should be paid to us upon an early termination of the franchise agreement.
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
Franchise agreements are individually negotiated and vary among the different Choice brands and franchises, but generally are competitive with the industry standard within their market group. Franchise fees usually have three primary components: an initial, one-time affiliation fee; a royalty fee; and a marketing and reservation system fee.
Our standard franchise fees are as follows:
QUOTED FEES BY BRAND AS OF DECEMBER 31, 2015

Brand	Initial Fee Per Room/Minimum	Royalty Fees (3)	Marketing and Reservation System Fees (3)
Cambria hotel & suites	$500/$60,000	5.00%	4.00%
Comfort Inn	$500/$50,000	5.65%	3.85%
Comfort Suites	$500/$50,000	5.65%	3.85%
Quality Inn	$300/$35,000	4.65%	3.85%
Ascend Hotel Collection	$375/$30,000	4.00%	2.50%
Clarion	$300/$40,000	4.25%	3.25%
Sleep Inn	$300/$40,000	4.65%	3.85%
MainStay Suites	$300/$30,000	5.00%	2.50%
Econo Lodge	$250/$25,000	4.50%	3.50%
Rodeway Inn	$125/$15,000	(1)	(2)
Suburban Extended Stay Hotel	$225/$30,000	5.00%	2.50%
____________________________

(1)	Royalty rate is $33.00 per room per month or 4% of gross room revenue.

(2)	Marketing and reservation system fees are $13.00 per room per month or 2.5% of gross room revenue.

(3)	Fees are based on a percentage of gross room revenue
As previously noted, the Company’s franchise agreements are individually negotiated and therefore actual fees may differ from those noted above. From time to time, the Company may discount the standard royalty fees and/or marketing and reservation system fees in the initial years of the agreement as a franchisee acquisition strategy. Typically, these discounts expire as the contract matures until the contractual fees reach the standard franchise fees in effect at the time the agreement was executed.

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
Brand Name Marketing and Advertising. Our hotels are typically located in areas conveniently accessible to business and leisure travelers and therefore approximately 57% of our hotel room nights are sold to guests who either walk-in or contact the hotel directly. As a result, we believe that brand name recognition and the strength of the brand reputation are important factors in influencing business and leisure traveler hotel accommodation choices.
Our marketing and advertising programs are designed to heighten consumer awareness and preference for our brands as offering the greatest value and convenience in the lodging categories in which we compete. Marketing and advertising efforts include national television, internet and radio advertising, on-line advertising, social media/digital advertising, print advertising in consumer and trade media and promotional events, including joint marketing promotions with qualified vendors and corporate partners. We also actively seek to maximize our presence on the internet by purchasing key search related terms from the various search engine providers to ensure that our hotels are prominently displayed to all potential guests.
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
We operate a loyalty program, Choice Privileges, for all of the Choice brands to attract and retain travelers by rewarding frequent stays with points towards free hotel nights and other rewards. Choice Privileges participants can earn points redeemable for free nights in Choice brand properties. The Company also offers guests the ability to earn airline miles for qualifying stays redeemable for flights with various airline partners as well as redeem points for gift certificates at participating retailers. These programs allow us to conduct lower cost, more targeted marketing campaigns to our consumers, deliver incremental business to our franchised hotels and are an important selling point for our franchise sales personnel. Choice Privileges members contribute approximately a third of the Company’s domestic gross room revenues and the program had approximately 25 million members worldwide as of December 31, 2015. Growing the membership of the Choice Privileges program as well as increasing the number of room nights consumed by existing members will continue to be a focus of the Company.
Marketing and advertising programs are directed by our marketing department, which utilizes the services of independent advertising agencies. We also employ home-based sales personnel geographically located across the United States using personal sales calls, telemarketing and other techniques to target specific customer groups, such as potential corporate clients in areas where our franchised hotels are located, the group travel market, and meeting planners.
Our field based franchise services area directors work with franchisees to help them maximize RevPAR. These consultants advise franchisees on topics such as marketing their hotels, improving quality and maximizing the benefits offered by the Choice reservations system. Our proprietary property management system includes a rate and selling management tool to help our franchisees better manage rates and inventory which are designed to help them improve RevPAR by optimizing ADR and occupancy. In addition, we have recently added revenue management services to our service offerings to assist franchisees in maximizing their room rates.
Central Reservation System ("CRS"). On average, 43% of the gross room revenue booked at domestic franchised properties is reserved through our central reservation system, which consists of our toll-free telephone reservation system, our proprietary internet site, mobile phone and tablet reservation applications, interfaces with global distribution systems, and other internet reservations sites. We strive to improve the percentage of business delivered by our CRS as room nights reserved through these channels are typically at higher average daily rates than reservations booked directly through the property. In addition, increasing the percentage of business delivered through the CRS improves our value proposition to a hotel owner and therefore assists in retention of existing and acquisition of new franchisees.
Our CRS provides a data link to our franchised properties as well as to travel reservation systems such as Amadeus, Galileo, SABRE and Worldspan that facilitate the reservation process for travel agents and corporate travelers. We also offer rooms for sale on our own proprietary internet site (www.choicehotels.com) and mobile applications as well as those of online travel agents ("OTA's") and other third-party internet referral or booking services.
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
We continue to implement our integrated reservation and distribution strategy to improve reservations delivery, reduce franchisee costs and improve franchisee satisfaction by enhancing our website, choicehotels.com. We also design our marketing campaigns to drive reservation traffic directly to our proprietary channels to minimize the impact that third party reservation sites may have on the pricing of our franchisees' inventory. In addition, we have introduced programs such as our Best Internet Rate Guarantee program which has greatly reduced the ability of the travel intermediaries to undercut the published rates at our franchisees' hotels. In addition, we selectively distribute franchisees' inventory to key third party travel intermediaries that we have established agreements with to drive additional business to our franchisees' hotels. These agreements typically offer our brands preferred placement on these third party sites at reduced transaction fees. We also continue to educate our individual franchisees about the unfavorable impact to their business of contracting with sites with which we do not have preferred agreements. We currently have agreements with many but not all major online third party booking sites.
Property Management Systems. Our proprietary property and yield management system, choiceADVANTAGE, is designed to help franchisees maximize profitability and compete more effectively by assisting them in managing their room inventory, rates and reservations. choiceADVANTAGE synchronizes each hotel’s inventory with our central reservation system, giving our reservation sales agents last room sell capabilities at every hotel. Our property management system also includes a revenue management feature that calculates and suggests optimum rates based on each hotel’s past performance and projected occupancy. These tools are critical to business delivery and yield improvement as they facilitate a franchisees’ ability to effectively manage hotel operations, determine appropriate rates, drive occupancy and participate in our marketing programs. As a cloud based solution, the choiceADVANTAGE system reduces each hotel’s investment in on-site computer equipment typically resulting in a lower total cost of ownership for property management systems than traditional on-site solutions.
Quality Assurance Programs. Consistent quality standards are critical to the success of a hotel franchise. We have established quality standards for all of our franchised brands that cover housekeeping, maintenance, brand identification and minimum service offerings. We inspect properties for compliance with our quality standards when application is made for admission to the franchise system. The compliance of existing franchisees with quality standards is monitored through scheduled and unannounced quality assurance reviews conducted periodically at the property and through the use of guest surveys. Properties that fail to maintain a minimum score are reinspected on a more frequent basis until deficiencies are cured, or until such properties are terminated. To encourage compliance with quality standards, various brand-specific incentives and awards are used to reward franchisees that maintain consistent quality standards. We identify franchisees whose properties operate below minimum quality standards and assist them to comply with brand specifications. Franchisees who fail to improve on identified quality matters may be subject to consequences ranging from written warnings, the payment of re-inspection, non-compliance and guest satisfaction fees, attendance at mandatory training programs and ultimately to the termination of the franchise agreement. Actual consequences, if any, are determined in the Company’s discretion on a case-by-case basis and may take into account a variety of factors apart from a franchisee’s level of compliance with our quality standards and brand specifications.
Training. We maintain a training department that conducts mandatory and voluntary training programs for all franchisees and general managers. Regularly scheduled regional and national training meetings are also conducted for owners and general managers. We offer an interactive computer and mobile-based training system to help train hotel employees in real-time as well as at their own pace. Additional training is conducted through a variety of methods, including group instruction seminars and live on-line instructor-led programs.
Opening Services. We maintain an opening services department that ensures incoming hotels meet or exceed brand standards and are properly displayed in our various reservation distribution systems to help ensure that each incoming hotel opens successfully. We also maintain a design and construction department to assist franchisees in refurbishing, renovating, or constructing their properties prior to or after joining the system. Department personnel assist franchisees in meeting our brand specifications by providing technical expertise and cost-savings suggestions.

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
Since our franchising revenues are based on franchisees’ gross room revenues, our prospects for growth are largely dependent upon the ability of our franchisees to compete in the lodging market, our ability to convert competitor franchises and independent hotels to our brands and the ability of existing and potential franchisees to obtain financing to construct new hotels.
The ability of a hotel to compete may be affected by a number of factors, including the location and quality of the property, the abilities of the franchisee, the number and quality of competing lodging facilities nearby, its affiliation with a recognized name brand and general regional and local economic conditions. We believe the effect of local economic conditions on our results is substantially reduced by our range of products and room rates and the geographic diversity of our franchised properties, which are open and operating in 50 states, the District of Columbia and over 35 countries and territories outside the United States.
We believe that our focus on core business strategies, combined with our financial strength and size, geographic diversity, scale and distribution will enable us to remain competitive.
Service Marks and Other Intellectual Property
The service marks Choice Hotels International, Comfort Inn, Comfort Suites, Quality, Clarion, Sleep Inn, Econo Lodge, Rodeway Inn, MainStay Suites, Cambria hotels & suites, Suburban Extended Stay Hotel, Ascend Hotel Collection, Choice Privileges, SkyTouch Technology and related marks and logos are material to our business. We, directly and through our franchisees, actively use these marks. All of the material marks are registered with the United States Patent and Trademark Office. In addition, we have registered certain of our marks with the appropriate governmental agencies in the countries where we are doing business or anticipate doing business in the foreseeable future. We seek to protect our brands and marks throughout the world, although the strength of legal protection available varies from country to country. Depending on the jurisdiction, trademarks and other registered marks are valid as long as they are in use and/or their registrations are properly maintained and they have not been found to have become generic.
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
Regulation
The Federal Trade Commission (the "FTC"), various states and certain other foreign jurisdictions (including Australia, France, Canada, and Mexico) regulate the sale of franchises. The FTC requires franchisors to make extensive disclosure to prospective franchisees but does not require registration. A number of states in which our franchisees operate require registration and disclosure in connection with franchise offers and sales. In addition, several states have "franchise relationship laws" that, among other things, limit the ability of the franchisor to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. While our franchising operations have not been materially adversely affected by such regulations, we cannot predict the effect of future regulation or legislation.
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
Although we believe that increases in the rate of inflation will generally result in comparable increases in hotel room rates, severe inflation could contribute to a slowing of the economies in which we operate. Such a slowdown could result in reduced travel by both business and leisure travelers, potentially resulting in less demand for hotel rooms, which could result in a reduction in room rates and fewer room reservations, negatively impacting our revenues. A weak economy could also reduce demand for new hotels, negatively impacting the franchise fees received by us.
Among other unpredictable external factors, which may negatively impact us, are wars, acts of terrorism, airline strikes, gasoline shortages, severe weather and the risks described below under the Item 1A. Risk Factors.

SkyTouch Technology

SkyTouch Technology ("SkyTouch") is a division of the Company that develops and markets cloud-based technology products to the hotel industry. SkyTouch sells, manages, and supports a large, widely distributed cloud-based property management system to branded chains and independent hoteliers, helping them to achieve growth, to advance operating performance, and to improve the guest experience - all while evolving with changing customer needs. The SkyTouch Hotel OS® solution is based on the Company’s award-winning, proprietary technology platform, choiceADVANTAGE, that was first introduced over a decade ago to meet the needs of its franchisees. The SkyTouch Hotel OS solution offers many of the same functions of the choiceADVANTAGE property and rate management platform, including managing reservations, guest stays, and rates on any device with an internet connection as well as the ability to connect seamlessly with other systems used by chain and independent hotels. The system has been enhanced to add distribution management services, and offers central reservation system interfaces utilizing hotel technology next generation specifications for ease of deployment and partnership with other technology providers.
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
SkyTouch also provides onsite and remote installation and training, and 24/7 phone support to our clients. SkyTouch’s online training includes simulation-based, highly interactive e-Learning modules with the option to modify and create additional content to meet the needs of hoteliers.
The hotel property management system market is highly competitive and SkyTouch competes on various bases, including product functionality, service capabilities, price, and geography. SkyTouch competes with companies that have several hotel related software products, as well as companies that offer a single product or service aimed at a particular niche. In addition, SkyTouch products and services compete with room reservation systems developed and marketed by major hotel chains for their corporate-owned operations and franchisees.

Employees
We employed 1,462 people in our domestic operations as of February 16, 2016. None of our employees are represented by unions or covered by collective bargaining agreements. We consider our relations with our employees to be good.

EXECUTIVE OFFICERS OF CHOICE HOTELS INTERNATIONAL, INC.
The name, age, title, present principal occupation, business address and other material occupations, positions, offices and employment of each of the executive officers of the Company as of December 31, 2015 are set forth below. The business address of each executive officer is 1 Choice Hotels Circle, Suite 400, Rockville, Maryland 20850.

Name	Age	Position
Stewart W. Bainum, Jr.	69	Chairman of the Board of Directors
Stephen P. Joyce	55	President and Chief Executive Officer
David L. White	47	Senior Vice President, Chief Financial Officer & Treasurer
Patrick S. Pacious	49	Chief Operating Officer
Simone Wu	50	Senior Vice President, General Counsel & Corporate Secretary
David A. Pepper	48	Chief Development Officer
Patrick J. Cimerola	47	Chief Human Resources Officer
Scott E. Oaksmith	44	Controller
Stewart W. Bainum, Jr. Director from 1977 to 1996 and since 1997. Chairman of the Board of Choice Hotels International, Inc., from March 1987 to November 1996 and since October 1997; Director of the Board of Realty Investment Company, Inc., a real estate management and investment company, since December 2005 and Chairman from December 2005 through June 2009; Director of the Board of Sunburst Hospitality Corporation, a real estate developer, owner and operator, since November 1996 and Chairman from November 1996 through June 2009. Director of SunBridge Manager, LLC since December 2014. He was a director of Manor Care, Inc., from September 1998 to September 2002, serving as Chairman from September 1998 until September 2001. From March 1987 to September 1998, he was Chairman and Chief Executive Officer of Manor Care, Inc. He served as President of Manor Care of America, Inc., and Chief Executive Officer of ManorCare Health Services, Inc., from March 1987 to September 1998, and as Vice Chairman of Manor Care of America, Inc., from June 1982 to March 1987.
Stephen P. Joyce. President & Chief Executive Officer since June 2008 and President & Chief Operating Officer from May 2008 until June 2008. Prior to joining the Company, he was employed by Marriott International as Executive Vice President, Global Development/Owner and Franchise Services from 2005 until April 2008 and held several other senior executive positions during his 26-year tenure with Marriott International, Inc. Mr. Joyce is a director of DineEquity, Inc.
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
Patrick S. Pacious. Chief Operating Officer since January 1, 2014. He was Executive Vice President, Global Strategy & Operations from February 2011 through December 2013. He was Senior Vice President Corporate Strategy and Information Technology from August 2009 to February 2011. He was Senior Vice President, Corporate Development and Strategy from December 2007 to August 2009. He was Vice President, Corporate Development and Innovation from May 2006 to December 2007 and was Senior Director of Corporate Strategy from July 2005 to May 2006. Prior to joining the Company, he was employed by Bearingpoint Inc. as a Senior Manager from 2002 until 2005 and Arthur Andersen Business Consulting LLP as a Senior Manager from 1996 until 2002.
Simone Wu. Senior Vice President, General Counsel & Corporate Secretary since joining the company in February 2012. Prior to joining the Company, she was employed by XO Communications and its affiliates as Executive Vice President, General Counsel and Secretary from 2011 until 2012, Senior Vice President, General Counsel and Secretary from 2006 to 2011, Vice President, the acting General Counsel and Secretary from 2005 to 2006, Vice President and Assistant General Counsel from 2004 until 2005, and Senior Corporate Counsel from 2001 until 2004. Before that she was Vice President of Legal and Business Affairs at LightSource Telecom, held legal and business positions at MCI and AOL, and began her legal career in 1989 at Skadden, Arps, Slate, Meagher & Flom.
David A. Pepper. Chief Development Officer since May 2015. He was Senior Vice President, Global Development from October 2009 to May 2015. He was Senior Vice President, Franchise Development & Emerging Brands from July 2007 to

October 2009. He was Senior Vice President and Division President Cambria Suites and Extended Stay Market Brands from January 2007 to July 2007 and was Senior Vice President, Franchise Growth and Performance of Choice from December 2005 until January 2007. He was Senior Vice President, Development of Choice from January 2005 until December 2005. He was Vice President, Franchise Sales from June 2002 until January 2005. He was Vice President, Franchise Sales with USFS in Atlanta, Georgia from 1996 through June 2002.
Patrick J. Cimerola. Chief Human Resources Officer since 2015. He was Senior Vice President, Human Resources and Administration from September 2009 to 2015. He was Vice President of Human Resources from January 2003 to September 2009. He was Sr. Director of Human Resources from January 2002 to January 2003.
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

•
security concerns or travel restrictions (whether security-related or otherwise) imposed by governmental authorities that have the effect of discouraging or limiting travel to and from certain jurisdictions;

•
the costs and administrative burdens associated with compliance with applicable laws and regulations, including, among others, franchising, lending, privacy, marketing and sales, licensing, labor, climate change, employment and regulations applicable under the Office of Foreign Asset Control and the Foreign Corrupt Practices Act;

•	the financial condition of franchisees and travel related companies;

•	franchisors’ ability to develop and maintain positive relations with current and potential franchisees; and

•	changes in exchange rates or economic weakness in the United States (affecting domestic travel) and internationally could also unfavorably impact future results.
We are subject to risks relating to the acquisition and development of new brands and markets.
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
We have developed and launched additional hotel brands, such as Cambria hotels and suites and Ascend Hotel Collection, and may develop and launch additional brands in the future. In addition, we plan to expand the distribution of existing brands in international markets. There can be no assurance regarding the level of acceptance of these brands in the development and consumer marketplaces, that costs incurred to develop the brands or expand in international markets (including advances for system services we provide) will be recovered or that the anticipated benefits from these new brands or markets will be realized.
We are subject to risks relating to events such as acts of God, terrorist activity, epidemics and war.
Our financial and operating performance may be adversely affected by sudden or unexpected events such as acts of God, including natural disasters and/or pandemics, epidemics, the spread of contagious diseases, terrorist activities, political instability, civil unrest and acts of war affecting locations where we have a high concentration of franchisees and areas of the world from which our franchisees draw a large number of guests.

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
In addition, each of our hotel brands competes with major hotel chains in national and international markets and with independent companies in regional markets. Our ability to remain competitive and to attract and retain business and leisure travelers depends on our success in distinguishing our products and services from those offered by our competitors. If we are unable to compete successfully in these areas, this could adversely affect our market share and our results of operations. An adverse incident involving our franchisees or their guests, and any media coverage resulting therefrom, could also damage our brands and reputation. The considerable increase in the use of social media over recent years has greatly accelerated the speed at which negative publicity could spread and the scope of its dissemination, and could lead to litigation, increase our costs or result in a loss of consumer confidence in our brands.
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

•	securing required governmental permits.

•	our ability to continue to enhance our reservation, operational and service delivery systems to support additional franchisees in a timely, cost-effective manner;

•	our formal impact policy, which may offer certain franchisees protection from the opening of a same-brand property within a specified distance;

•	the effectiveness and efficiency of our development organization;

•	our failure to introduce new brands that gain market acceptance;

•	our dependence on our independent franchisees’ skills and access to financial resources necessary to open the desired number of hotels; and

•	our ability to attract and retain qualified domestic and international franchisees.
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
We have franchised properties open and operating in more than 35 countries and territories outside of the United States. We also have, and may in the future make, investments in foreign hotel franchisors. International operations generally are subject to greater economic, political and other risks than those affecting United States operations. In certain countries, these risks include the risk of war or civil unrest, political instability, expropriation and nationalization.
Moreover, our international operations are subject to compliance with anti-corruption laws and other foreign laws and regulations. While we have policies in place to enforce and monitor internal and external compliance with anti-corruption laws, we cannot guarantee that our policies will always protect us from reckless or criminal acts committed by our employees, franchisees or third-parties with whom we work. The United States also imposes sanctions that restrict U.S. companies from engaging in business activities with certain persons or entities, foreign countries, or foreign governments that it determines are adverse to U.S. foreign policy interests. If we are found liable for violations of anti-corruption or sanctions laws, we could incur criminal or civil liabilities which could have a material and adverse effect on our results of operations, our financial condition and our reputation. Furthermore, the creation of new restrictions in these areas could increase our cost of operations, reduce our profits or cause us to forgo development opportunities that would otherwise contribute to our profitability.
Additional factors may also impact our international operations. The laws of some international jurisdictions do not adequately protect our intellectual property and restrict the repatriation of non-United States earnings. Various international jurisdictions also have laws limiting the right and ability of non-United States entities to pay dividends and remit earnings to affiliated companies unless specified conditions have been met. In addition, revenues from international jurisdictions typically are earned in local currencies, which subjects us to risks associated with currency fluctuations. Currency devaluations and unfavorable changes in international monetary and tax policies could have a material adverse effect on our profitability and financing plans, as could other changes in the international regulatory climate. Our future performance could be adversely affected by weak economic conditions in any region where we operate, and uncertainty regarding the pace of economic growth in different regions of the world makes it difficult to predict future profitability levels. We intend to continue to expand internationally, which would make the risks related to our international operations more significant over time.
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
As a result of our program to make financial support available to developers in the form of loans, credit support, such as guarantees, and equity investments, we are subject to investment and credit risks that we would not otherwise be exposed to as a franchisor. In particular, when we make loans to franchisees, agree to provide loan guarantees for the benefit of franchisees, or make equity investments in franchisees, we are subject to all generally applicable credit and investment risks, such as:
• construction delays, cost overruns, or acts of God such as earthquakes, hurricanes, floods or fires that may increase overall project costs or result in project cancellations;
•the possibility that the parties with which we have entered into a co-investment, financing or guaranty relationships could become bankrupt or otherwise lack the financial resources to meet their obligations, or could have or develop business interests, policies or objectives that are inconsistent with ours; and
•that the conditions within credit or capital markets may limit the ability of franchisees to raise additional debt or equity that may be required for completion of projects.
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
We franchise hotels to independent third parties pursuant to franchise agreements. These agreements may be terminated, renegotiated or expire but typically have an initial term of between ten and thirty years. These agreements also typically contain provisions permitting either party to terminate the franchise agreement upon designated anniversaries of the agreement under certain circumstances and depending on the particular hotel brand that is licensed to the franchisee. While our franchise agreements provide for liquidated damages to be paid to us by franchisees whose agreements have been terminated as the result of a violation of the provisions of the agreement, these damage amounts are typically less than the fees we would have received if the terminated franchisee fulfilled its contractual obligations. In addition, there can be no assurance that we will be able to replace expired or terminated franchise agreements, or that the provisions of renegotiated or new agreements will be as favorable as the provisions that existed before such expiration, replacement or renegotiation. As a result, our revenues could be negatively impacted.
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
Franchisees may be unable to access capital or unwilling to spend available capital when necessary, even if required by the terms of our franchise agreements. If our franchisees fail to make investments necessary to maintain or improve the properties we franchise, our brand preference and reputation could suffer. In addition, if franchisees breach the terms of our agreements with them, we may elect to exercise our termination rights, which would eliminate the revenues we earn from these properties and cause us to incur expenses related to terminating these relationships. These risks become more pronounced during economic downturns.
Increasing use of alternative internet reservation channels may decrease loyalty to our brands and our existing distribution channels or otherwise adversely affect us.
A significant percentage of hotel rooms are booked through internet travel intermediaries. If such bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from our franchisees or us. Moreover, some of these internet travel intermediaries are attempting to commoditize hotel rooms, by increasing the importance of price and general indicators of quality at the expense of brand identification. These intermediaries hope that consumers will eventually develop brand loyalties to their reservations systems rather than to our lodging brands and our existing distribution channels. If this happens, our business and profitability may be significantly harmed. We have established agreements with many key third party websites to limit transaction fees for hotels but we currently do not have agreements with all internet travel intermediaries. We have also introduced a "Best Internet Rate Guarantee" to reduce the ability of intermediaries to undercut the published rates at our hotels. However, there can be no assurance that current margins or levels of utilization associated with either our online or contact center distribution channels will not decrease in the face of such competition. In addition, there can be no assurance that we will be able to renegotiate these agreements, upon their expiration, with terms as favorable as the provisions that existed before such expiration, replacement or renegotiation.
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
In connection with the Company's $600 million special cash dividend paid in August 2012, we substantially increased our level of indebtedness compared to historical levels. As of the end of the 2015 calendar year, our outstanding debt was equal to approximately $814.1 million. While our debt levels have decreased since 2012, they still remain above historical levels, and there can be no assurance in the future that we will generate sufficient cash flow from operations or through asset sales to meet our debt service obligations. Our present indebtedness and future borrowings could have important adverse consequences to us, such as:

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
The lodging industry depends upon the use of sophisticated technology and systems including those utilized for reservations, property management, procurement, hotel revenue management, operation of our customer loyalty programs and our administrative systems. The operation of many of these systems is dependent upon third party data communication networks and software upgrades, maintenance and support. These technologies can be expected to require refinements and there is the risk that advanced new technologies will be introduced. There can be no assurance that as various systems and technologies become outdated or new technology is required we will be able to replace or introduce them as quickly as our competitors or within budgeted costs for such technology.
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
The hospitality industry is under increasing attack by cyber-criminals in the United States and other jurisdictions in which we operate. These attacks can be deliberate attacks or unintentional events that could cause interruptions or delays in our business, loss of data, or render us unable to process reservations. Accordingly, an extended interruption in the ability of any system to function could significantly curtail, directly and indirectly, our ability to conduct our business and generate revenue. We have experienced, and expect to continue to be subject to, cybersecurity threats and incidents, none of which have been material to the Company to date.
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

Changes in privacy laws could adversely affect our ability to transfer guest data and market our products effectively and could impact our results from operations or result in costs and fines.
Our business operations are subject to various United States and international privacy and data protection laws. Any future changes or restrictions in United States or international privacy and data protection laws could adversely affect our operations, including our ability to transfer guest data, which could adversely impact guest bookings. Compliance with such future changes or restrictions could result in significant costs. Failure to comply could expose the Company to fines, litigation, or other expenses or sanctions.
We also rely on a variety of direct marketing techniques, including telemarketing, email, marketing and postal mailings. Any future restrictions in laws such as Telemarketing Sales Rule, CANSPAM Act, and various United States state laws, or new federal laws regarding marketing and solicitation or international data protection laws that govern these activities could adversely affect the continuing effectiveness of telemarketing, email and postal mailing techniques and could force changes in our marketing strategies. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could impact the amount and timing of our revenues. We also obtain access to potential customers from travel service providers and other companies with whom we have substantial relationships and market to some individuals on these lists directly or by including our marketing message in the other company’s marketing materials. If access to these lists was prohibited or otherwise restricted, our ability to develop new customers and introduce them to our products could be impaired.
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
Our investment in new business lines is inherently risky and could disrupt our core business.
We have invested in the development of our SkyTouch operating division - a hospitality-based software and technology developer and provider and acquired a company that provides software as a service solutions for vacation rental management companies. Furthermore, we expect to continue to invest in these new lines of business and may in the future invest in other new business strategies, products, services, and technologies.
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
Because these new ventures are inherently risky, there can be no assurance that our investments will be successful. If we do not realize the financial or strategic goals that are contemplated at the time we commit to significant investments in support of these ventures, our reputation, financial condition, operating results and growth trajectory may be impacted.

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
We lease two office buildings and own a third office building in Phoenix, AZ, which houses our reservation and property systems' information technology operations and our SkyTouch division. The Company also leases office space for regional offices in Australia, United Kingdom, Canada, Germany, Italy, France, the Netherlands, India, Mexico, Dallas, TX and Chevy Chase, MD.
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

The shares of the Company’s common stock are listed on the New York Stock Exchange. The following table sets forth information on the high and low sales prices of the Company’s common stock and cash dividends declared per share for each quarterly period for the two most recently completed years.

QUARTERLY MARKET PRICE RANGE OF COMMON STOCK AND CASH DIVIDENDS DECLARED

	Market Price Per Share		Cash Dividends Declared Per Share
Quarters Ended	High	Low
2014
March 31,	$50.37	$44.06	$0.185
June 30,	$47.26	$43.42	$0.185
September 30,	$54.83	$46.29	$0.185
December 31,	$57.90	$47.39	$0.195
2015
March 31,	$65.31	$53.12	$0.195
June 30,	$64.40	$53.92	$0.195
September 30,	$55.95	$45.21	$0.195
December 31,	$54.66	$46.91	$0.205
The Company currently pays a quarterly dividend on its common stock. However, the declaration of future dividends are subject to the discretion of the board of directors. We expect that regular quarterly cash dividends will continue to be paid at a comparable rate in the future, subject to future business performance, economic conditions and changes in the current income tax regulations. In addition, the Company's unsecured revolving credit facility contains limitations on the Company's ability to pay dividends. The Company may not make dividend payments if there is an existing event of default under the credit facility or if the payment would create an event of default. Furthermore, if the Company's total leverage, as defined in the credit facility, exceeds 4.0 to 1.0, the Company is generally restricted from paying aggregate dividends in excess of $50 million during any calendar year.

As of February 16, 2016, there were 1,376 holders of record of the Company’s common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases and redemptions of the Company's common stock made by the Company during the year ended December 31, 2015.

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1),(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2015	19,246	$54.75	—	3,000,000
February 28, 2015	69,937	62.13	—	3,000,000
March 31, 2015	13,274	62.38	—	3,000,000
April 30, 2015	296	62.68	—	3,000,000
May 31, 2015	—	—	—	3,000,000
June 30, 2015	—	—	—	3,000,000
July 31, 2015	—	—	—	3,000,000
August 31, 2015	740,300	49.22	740,300	2,259,700
September 30, 2015	274,210	50.21	270,698	1,989,002
October 31, 2015	140	50.06	—	1,989,002
November 30, 2015	32,564	51.14	32,564	1,956,438
December 31, 2015	294,227	50.13	294,227	1,662,211
Total	1,444,194	$50.46	1,337,789	1,662,211
____________________________

(1)
The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998. The program has no fixed dollar amount or expiration date. Since the program's inception through December 31, 2015, we have repurchased 48.1 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.2 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 81.1 million shares at an average price of $15.13 per share.

(2)
During the year ended December 31, 2015, the Company redeemed 106,405 shares of common stock from employees to satisfy the option price and minimum tax-withholding requirements related to the exercising of options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were not part of the board repurchase authorization.

STOCKHOLDER RETURN PERFORMANCE

The graph below matches Choice Hotels International, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NYSE Composite index and the S&P Hotels, Resorts & Cruise Lines index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2010 to 12/31/2015.

	12/10	6/11	12/11	6/12	12/12	6/13	12/13	6/14	12/14	6/15	12/15
Choice Hotels International, Inc.	$100.00	$88.07	$101.55	$107.60	$121.87	$145.16	$181.09	$175.10	$209.69	$204.40	$191.49
NYSE Composite	100.00	105.70	96.16	101.77	111.53	122.67	140.85	150.58	150.35	151.78	144.21
S&P Hotels, Resorts & Cruise Lines	100.00	88.98	80.74	95.78	101.07	105.05	130.53	139.08	161.93	163.36	168.19

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data.
We derived the selected consolidated statements of income data for the years ended December 31, 2015, 2014 and 2013 and the selected consolidated balance sheet data as of December 31, 2015 and 2014 from our audited consolidated financial statements included in this annual report. We derived the selected consolidated statements of income data for the years ended December 31, 2012 and 2011 and the selected consolidated balance sheet data as of December 31, 2013, 2012 and 2011 from our previously issued consolidated financial statements which are not included in this annual report. Our historical results are not necessarily indicative of the results expected for any future period.
You should read the selected historical financial data together with the consolidated financial statements and related notes appearing in this annual report, as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other financial information included elsewhere in this annual report.

Company results (in millions, except per share data)

	As of and for the year ended December 31,
	2011	2012	2013	2014	2015
Total Revenues	$640.6	$692.7	$724.7	$758.0	$859.9
Operating Income	$172.5	$193.5	$196.2	$214.6	$225.3
Income from continuing operations, net of income taxes	$110.8	$121.3	$113.4	$121.5	$128.0
Income from discontinued operations, net of income taxes	$0.2	$0.3	$0.4	$1.7	$—
Basic earnings per share:
Continuing operations	$1.86	$2.09	$1.94	$2.08	$2.24
Discontinued operations	$0.01	$—	$—	$0.03	$—
Diluted earnings per share:
Continuing operations	$1.86	$2.08	$1.92	$2.07	$2.22
Discontinued operations	$0.01	$0.01	$0.01	$0.03	$—
Total Assets	$450.2	$507.6	$540.1	$637.9	$717.0
Long-Term Debt	$248.0	$833.8	$772.3	$772.7	$812.9
Cash Dividends Declared Per Common Share	$0.74	$11.15	0.74	$0.75	$0.79

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

•
Total revenues and operating income were impacted by the acquisition of Maxxton in August 2015. The acquisition resulted in approximately $2.2 million of additional revenue and a $3.2 million negative impact on operating income. In addition, in December 2014 the Company acquired, through legal settlement of a past due note receivable, an office building in Columbus, Ohio with existing tenants and operations. 2015 includes a full year of revenues and expenses related to its operations. The office building provided $1.0 million in additional revenue and $0.6 million in operating income for the year ended December 31, 2015.

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

Overview
We are primarily a hotel franchisor with franchise agreements representing 6,423 hotels open and 720 hotels under construction, awaiting conversion or approved for development as of December 31, 2015, with 507,483 rooms and 58,130 rooms, respectively, in 50 states, the District of Columbia and more than 35 countries and territories outside the United States. Our brand names include Comfort Inn, Comfort Suites, Quality, Clarion, Ascend Hotel Collection, Sleep Inn, Econo Lodge, Rodeway Inn, MainStay Suites, Suburban Extended Stay Hotel and Cambria hotels & suites (collectively, the "Choice brands").
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
As a result of our use of master franchising relationships and international market conditions, revenues from international franchising operations comprised 6% and 8% of our total revenues in 2015 and 2014, respectively, while representing approximately 18% of our franchise system hotels open as of December 31st of the same periods. Therefore, our description of the franchise system is primarily focused on the domestic operations.
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
With a focus on hotel franchising instead of ownership, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our business provides opportunities to improve operating results by increasing the number of franchised hotel rooms and effective royalty rates of our franchise contracts resulting in increased initial and relicensing fee revenue; ongoing royalty fees and procurement services revenues. In addition, our operating results can also be improved through our company-wide efforts related to improving property level performance. The Company currently estimates, based on its current domestic portfolio of hotels under franchise, that a 1% change in revenue per available room ("RevPAR") or rooms under franchise would increase or decrease royalty revenues by approximately $2.8 million and a 1 basis point change in the Company’s effective royalty rate would increase or decrease domestic royalties by approximately $0.7 million. In addition to these revenues, we also collect marketing and reservation system fees to support centralized marketing and reservation activities for the franchise system. The Company's hotel franchising business currently has relatively low capital expenditure requirements.
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

Historically, we have returned value to our shareholders through share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. Since the program's inception through December 31, 2015, we have repurchased 48.1 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.2 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 81.1 million shares at an average price of $15.13 per share. The Company has purchased 1.3 million shares of common stock under the share repurchase program for the year ended December 31, 2015. At December 31, 2015, we had approximately 1.7 million shares remaining under the current share repurchase authorization. We currently believe that our cash flows from operations will support our ability to complete the current repurchase authorization. Upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
The Company commenced paying quarterly dividends in 2004 and in 2012 the Company elected to pay a special cash dividend totaling approximately $600 million. The Company currently maintains the payment of a quarterly dividend on its common shares outstanding, however the declaration of future dividends are subject to the discretion of the board of directors. During the fourth quarter of 2015, the Company's board of directors announced a 5% increase to the quarterly dividend rate to $0.205 per common share outstanding. During the year ended December 31, 2015, the Company paid cash dividends totaling approximately $45.2 million. We expect to continue to pay dividends in the future, subject to declaration by our board of directors as well as future business performance, economic conditions, changes in income tax regulations and other factors, including limitations in the Company's credit facility. Based on our present dividend rate and outstanding share count, we expect that aggregate annual regular dividends for 2016 would be approximately $46.2 million.
The Company also allocates capital to exploring growth opportunities in business areas that are adjacent or complementary to our core hotel franchising business, which leverage our core competencies and are additive to our franchising business model. The timing and amount of these investments are subject to market and other conditions and include the following:
Our board of directors authorized a program which permits us to offer financing, investment and guaranty support to qualified franchisees as well as allows us to acquire and resell real estate to incent franchise development for certain brands in strategic markets. As a result, over the next several years we expect to deploy capital pursuant to this program opportunistically to promote growth of our emerging brands. The amount and timing of the investment in this program will be dependent on market and other conditions and we generally expect to recycle these investments within a five year period.
In March 2013, the Company announced the launch of a new division, SkyTouch Technology ("SkyTouch"), which develops and markets cloud-based technology products for the hotel industry. In conjunction with continued launch of this new line of business, the Company expects to incur costs in excess of revenues earned as it further develops SkyTouch's product offerings and expands its customer base.
In August 2015, the Company completed the acquisition of a company that provides software as a service solution for vacation rental management companies. This business provides central reservations systems, property management systems and integrated software applications including point-of-sale. The transaction has been accounted for using the acquisition method of accounting and accordingly, assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The results of this business have been consolidated with the Company since August 2015.
Notwithstanding investments in SkyTouch and other alternative growth strategies, the Company expects to continue to return value to its shareholders over time through a combination of share repurchases and dividends.
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
Calculation of Franchising Revenues

	Year Ended December 31,
	(in thousands)
	2015	2014	2013
Total Revenues	$859,878	$757,970	$724,650
Less Adjustments:
Marketing and reservation system revenues	(488,763)	(412,619)	(407,633)
Non-franchising activities	(4,416)	(600)	(33)
Franchising Revenues	$366,699	$344,751	$316,984

Adjusted EBITDA: We also utilize adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") to analyze our results which reflects earnings excluding the impact of interest expense, interest income, provision for income taxes, depreciation and amortization, other (gains) and losses and equity earnings of unconsolidated affiliates. We consider Adjusted EBITDA to be an indicator of operating performance because we use it to measure our ability to service debt, fund capital expenditures, and expand our business. We also use Adjusted EBITDA, as do analysts, lenders, investors and others, to evaluate companies because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies. Adjusted EBITDA also excludes depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. Additionally, Adjusted EBITDA is also utilized as a performance indicator as it excludes equity earnings of unconsolidated affiliates and other (gains) and losses which primarily reflect the performance of investments held in the Company's non-qualified retirement, savings and investment plans which can vary widely from period to period based on market conditions.

Calculation of Adjusted EBITDA

	Year Ended December 31,
	(in thousands)
	2015	2014	2013
Income from continuing operations, net of income taxes	$128,029	$121,473	$113,350
Income taxes	55,956	52,285	45,322
Interest expense	42,833	41,486	42,537
Interest income	(1,580)	(1,761)	(2,547)
Other (gains) and losses	(820)	427	(1,780)
Equity in net (income) loss of affiliates	901	658	(634)
Depreciation and amortization	11,542	9,365	9,056
Adjusted EBITDA	$236,861	$223,933	$205,304

Operations Review
Comparison of 2015 and 2014 Operating Results

Summarized financial results for the years ended December 31, 2015 and 2014 are as follows:

	2015	2014
	(in thousands)
REVENUES:
Royalty fees	$301,508	$287,538
Initial franchise and relicensing fees	24,680	19,481
Procurement services	27,071	23,819
Marketing and reservation	488,763	412,619
Other	17,856	14,513
Total revenues	859,878	757,970
OPERATING EXPENSES:
Selling, general and administrative	134,254	121,418
Depreciation and amortization	11,542	9,365
Marketing and reservation	488,763	412,619
Total operating expenses	634,559	543,402
Operating income	225,319	214,568
OTHER INCOME AND EXPENSES:
Interest expense	42,833	41,486
Interest income	(1,580)	(1,761)
Other (gains) and losses	(820)	427
Equity in net (income) loss of affiliates	901	658
Other income and expenses, net	41,334	40,810
Income from continuing operations before income taxes	183,985	173,758
Income taxes	55,956	52,285
Income from continuing operations, net of income taxes	128,029	121,473
Income from discontinued operations, net of income taxes	—	1,687
Net income	$128,029	$123,160

Results of Operations
The Company recorded income from continuing operations before income taxes of $184.0 million for the year ended December 31, 2015, a $10.2 million or 6% increase from the same period of the prior year. The increase in income from continuing operations before income taxes primarily reflects a $10.8 million increase in operating income partially offset by a $1.2 million increase in other (gains) losses, an increase in interest expense of $1.3 million and a $0.2 million increase in equity loss of affiliates.
Operating income increased $10.8 million as the Company’s revenues excluding marketing and reservations, increased by $25.8 million or 7% but were partially offset by a $12.8 million or 11% increase in SG&A expenses. Adjusted EBITDA for the year ended December 31, 2015 increased $12.9 million or 6% to $236.9 million. The key drivers of these fluctuations are described in more detail below.
Franchising Revenues: Franchising revenues were $366.7 million for the year ended December 31, 2015 compared to $344.8 million for the year ended December 31, 2014, a 6% increase. The increase in franchising revenues is primarily due to a $14 million or 5% increase in royalty revenues, a $5.2 million increase in initial franchise and relicensing fees, and a $3.3 million or 14% increase in procurement services fees.

Royalty Fees
Domestic royalty fees for the year ended December 31, 2015 increased $18.3 million to $281.3 million from $263.0 million in 2014, an increase of 7%. The increase in domestic royalties is attributable to a 6.5% increase in domestic RevPAR, a 0.4% increase in the number of domestic franchised hotel rooms and an increase in the effective royalty rate. The Company's effective royalty rate of the domestic hotel system increased from 4.28% to 4.30% from 2014 to 2015. System-wide RevPAR increased due to a 160 basis point increase in occupancy rates and a 3.7% increase in average daily rates.
A summary of the Company’s domestic franchised hotels operating information for the years ending December 31, 2015 and 2014 is as follows:

	2015*			2014*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$89.68	65.0%	$58.25	$86.08	63.3%	$54.50	4.2%	170	bps	6.9%
Comfort Suites	93.89	68.3%	64.16	90.24	66.5%	60.01	4.0%	180	bps	6.9%
Sleep	80.41	63.9%	51.41	77.13	62.5%	48.24	4.3%	140	bps	6.6%
Quality	75.06	58.2%	43.69	71.98	56.1%	40.39	4.3%	210	bps	8.2%
Clarion	79.85	57.2%	45.63	77.65	54.5%	42.34	2.8%	270	bps	7.8%
Econo Lodge	59.61	53.5%	31.90	57.85	51.6%	29.86	3.0%	190	bps	6.8%
Rodeway	59.75	56.3%	33.64	56.68	55.1%	31.25	5.4%	120	bps	7.6%
MainStay	77.02	67.1%	51.71	74.82	71.4%	53.40	2.9%	(430)	bps	(3.2)%
Suburban	47.61	75.5%	35.95	45.25	71.8%	32.51	5.2%	370	bps	10.6%
Ascend Hotel Collection	127.27	58.5%	74.47	121.49	60.3%	73.20	4.8%	(180)	bps	1.7%
Total	$79.86	61.1%	$48.78	$77.03	59.5%	$45.80	3.7%	160	bps	6.5%
____________________________
* Operating statistics exclude Cambria hotels & suites since the operating statistics are not representative of a stabilized brand, which the Company defines as having at least 25 units open and operating for a twelve month period.
The number of domestic rooms on-line increased to 400,372 rooms as of December 31, 2015 from 398,661 as of December 31, 2014 an increase of 1,711 rooms or 0.4%. The total number of domestic hotels on-line increased by 55 units or 1.1% to 5,276 as of December 31, 2015 from 5,221 as of December 31, 2014. Our unit growth has outpaced the growth in our rooms primarily due to the Company's multi-year strategy to rejuvenate the Comfort family of brands by terminating under-performing hotels that no longer meet the Comfort brand standards. Hotels terminated from the Comfort brand family may be repositioned to a more suitable brand within the Company's family of brands or exit our franchise system. As a result of this strategy our unit growth has been driven primarily by brands with lower average room counts than the Comfort family of brands.

A summary of the domestic hotels and available rooms at December 31, 2015 and 2014 by brand is as follows:

	December 31, 2015		December 31, 2014		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	%	Rooms	%
Comfort Inn	1,156	89,545	1,240	95,862	(84)	(6.8)%	(6,317)	(6.6)%
Comfort Suites	569	43,949	577	44,632	(8)	(1.4)%	(683)	(1.5)%
Sleep	377	27,047	371	26,811	6	1.6%	236	0.9%
Quality	1,379	110,116	1,284	104,454	95	7.4%	5,662	5.4%
Clarion	175	24,449	178	25,049	(3)	(1.7)%	(600)	(2.4)%
Econo Lodge	856	52,978	856	52,878	—	—%	100	0.2%
Rodeway	513	28,880	474	26,172	39	8.2%	2,708	10.3%
MainStay	52	3,846	45	3,568	7	15.6%	278	7.8%
Suburban	62	6,994	65	7,198	(3)	(4.6)%	(204)	(2.8)%
Ascend Hotel Collection	112	9,455	109	9,395	3	2.8%	60	0.6%
Cambria	25	3,113	22	2,642	3	13.6%	471	17.8%
Total Domestic Franchises	5,276	400,372	5,221	398,661	55	1.1%	1,711	0.4%
Domestic hotels open and operating increased by 55 hotels during the year ended December 31, 2015 compared to an increase of 41 domestic hotels open and operating during the year ended December 31, 2014. Gross domestic franchise additions increased from 302 for the year ended December 31, 2014 to 308 for the same period in 2015. New construction hotels represented 55 of the gross domestic additions during year ended December 31, 2015 compared to 35 hotels in the same period of the prior year. The increase in new construction openings reflects the improving hotel development environment which has resulted in an increase in new construction executed franchise agreements since 2012. New construction hotels typically average 18 to 36 months to open after the franchise agreement is executed. Gross domestic additions for conversion hotels during the year ended December 31, 2015 decreased by 14 from 267 hotels during the year ended December 31, 2014 to 253 hotels. The decline in conversion hotel openings reflects the variability in timing of hotel openings from period to period. The timing of conversion hotel openings are impacted by various factors including the complexity of the property improvement plans required to be completed prior to opening but typically open within three to four months after the execution of a franchise agreement.
Net domestic franchise terminations decreased from 261 for the year ended December 31, 2014 to 253 for the year ended December 31, 2015. The decrease in net terminations primarily reflects a decline in the number of hotels removed from our franchise system for non-payment of franchise fees and a decline in the number of franchisees electing not to renew their franchise agreements at their contractual window. These declines were partially offset by an increase in the number of hotels removed from our franchise system for non-compliance with the Company's brand standards and rules and regulations. The increase in hotels terminated for non-compliance with the Company's standards primarily reflects the Company's multi-year strategy to rejuvenate the Comfort family of brands by terminating under-performing hotels that no longer meet the Comfort brand standards.
International royalties decreased $4.3 million from $24.5 million in the year ended December 31, 2014 to $20.2 million for the same period in 2015 despite a 0.5% increase in the number of rooms available primarily due to the negative impact of foreign currency fluctuations in the countries in which we operate. International available rooms increased by 494 rooms to 107,111 as of December 31, 2015 from 106,617 as of December 31, 2014, however, the total number of international hotels on-line decreased by 11 units from 1,158 at December 31, 2014 to 1,147 at December 31, 2015.
Initial Franchise and Relicensing Fees
Domestic initial franchise fee revenue, included in the initial franchise and relicensing fees caption of the Company's statements of income, generated from executed franchise agreements increased $2.8 million to $13.6 million for 2015 from $10.8 million for 2014. Domestic initial franchise fee revenue increased approximately 26% primarily due to an 11% increase in the number of new executed franchise agreements and a decline in the percentage of franchise agreements executed during the current period containing development incentives. Revenues associated with agreements including incentives are deferred and recognized when the incentive criteria are met or the agreement is terminated, whichever comes first.

During 2015, the Company received 982 applications for new franchise agreements (not including relicensing of existing agreements) compared to 848 in 2014. These applications resulted in 630 new domestic franchise agreements executed during 2015 representing 47,744 rooms compared to 566 agreements representing 44,467 rooms executed in the same period of 2014. An application received does not always result in an executed franchise agreement during the year received or at all due to various factors, such as financing and agreement on all contractual terms. During 2015, 173 of the executed agreements were for new construction hotel franchises, representing 13,057 rooms, compared to 159 contracts, representing 12,145 rooms for 2014. The increase in new construction franchise agreements primarily reflect continuing improvement of the lending environment for hotel construction and improving lodging fundamentals including an increasing RevPAR environment and continuing demand above industry supply which are typically a catalyst for increased construction of new hotels.
Conversion hotel franchise executed contracts totaled 457 representing 34,687 rooms for the year ended December 31, 2015 compared to 407 agreements representing 32,322 rooms for the year ended December 31, 2014. The increase in conversion deals primarily reflect the Company's continued focus on growing its Comfort brands as well as increased developer interest in the Quality brand particularly from owners who are unwilling or unable to meet the Company's increasing brand and property standards required to operate their hotel within in the Comfort family of brands.
A summary of executed domestic franchise agreements by brand for the years ended December 31, 2015 and 2014 is as follows:

	2015			2014			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	37	39	76	31	24	55	19%	63%	38%
Comfort Suites	45	6	51	39	1	40	15%	500%	28%
Sleep	34	—	34	36	2	38	(6)%	(100)%	(11)%
Quality	3	193	196	3	166	169	—%	16%	16%
Clarion	—	12	12	1	28	29	(100)%	(57)%	(59)%
Econo Lodge	—	60	60	3	79	82	(100)%	(24)%	(27)%
Rodeway	—	104	104	3	76	79	(100)%	37%	32%
MainStay	27	—	27	20	3	23	35%	(100)%	17%
Suburban	1	6	7	4	5	9	(75)%	20%	(22)%
Ascend Hotel Collection	5	32	37	11	23	34	(55)%	39%	9%
Cambria	21	5	26	8	—	8	163%	NM	225%
Total Domestic System	173	457	630	159	407	566	9%	12%	11%
Relicensing fees include fees charged to the new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system as well as fees required to renew expiring franchise contracts. Domestic relicensing contracts increased 20% from 311 during 2014 to 374 for the year ended December 31, 2015. Renewals of expired contracts increased 36% from 25 for the year ended December 31, 2014 to 34 during the current year. As a result of the 13% increase in relicensing and renewal contracts and an increase in average fees per deal, domestic relicensing and renewal revenues increased 30% from $8.0 million in 2014 to $10.4 million for 2015.
As of December 31, 2015, the Company had 606 franchised hotels with 46,441 rooms under construction, awaiting conversion or approved for development in its domestic system compared to 510 hotels and 39,243 rooms at December 31, 2014. The number of new construction franchised hotels in the Company’s domestic pipeline increased 22% to 397 at December 31, 2015 from 326 at December 31, 2014. The growth in the number of new construction hotels in the domestic pipeline reflects the 9% and 79% increase in new construction franchise agreements executed in 2015 and 2014, respectively. New construction hotels typically average 18 to 36 months to open after the franchise agreement is executed. The number of conversion franchised hotels in the Company’s domestic pipeline increased by 25 units or 14% from December 31, 2014 to 209 hotels at December 31, 2015 primarily due to a 12% increase in conversion franchise agreements in 2015 compared to 2014 and the timing of hotel openings. Conversion hotels typically open within three to four months after the execution of the franchise agreement.

A summary of the domestic franchised hotels under construction, awaiting conversion or approved for development at December 31, 2015 and 2014 by brand is as follows:

	December 31, 2015			December 31, 2014			Variance
							Conversion		New Construction		Total
	Conversion	New Construction	Total	Conversion	New Construction	Total	Units	%	Units	%	Units	%
Comfort Inn	38	83	121	36	64	100	2	6%	19	30%	21	21%
Comfort Suites	3	95	98	—	75	75	3	NM	20	27%	23	31%
Sleep	—	81	81	2	72	74	(2)	(100)%	9	13%	7	9%
Quality	53	5	58	52	5	57	1	2%	—	—%	1	2%
Clarion	7	2	9	12	2	14	(5)	(42)%	—	—%	(5)	(36)%
Econo Lodge	23	4	27	32	5	37	(9)	(28)%	(1)	(20)%	(10)	(27)%
Rodeway	47	2	49	31	4	35	16	52%	(2)	(50)%	14	40%
MainStay	—	60	60	1	46	47	(1)	(100)%	14	30%	13	28%
Suburban	5	8	13	4	12	16	1	25%	(4)	(33)%	(3)	(19)%
Ascend Hotel Collection	28	19	47	14	20	34	14	100%	(1)	(5)%	13	38%
Cambria	5	38	43	—	21	21	5	NM	17	81%	22	105%
	209	397	606	184	326	510	25	14%	71	22%	96	19%
The Company had an additional 114 franchised hotels with 11,689 rooms under construction, awaiting conversion or approved for development in its international system as of December 31, 2015 compared to 93 hotels and 8,708 rooms at December 31, 2014. While the Company’s hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.
Procurement Services: Revenues increased $3.3 million or 14% from $23.8 million for the year ended December 31, 2014 to $27.1 million for the year ended December 31, 2015. The increase in procurement services revenue primarily reflects the implementation of new brand programs as well as an increased volume of business transacted with existing and new qualified vendors and strategic alliance partners.
Other Income: Revenue increased $3.3 million from the year ended December 31, 2014 to $17.9 million for the year ended December 31, 2015. The increase in other income is primarily due to rental income earned from a commercial office building that was acquired on December 30, 2014, support and consulting fees earned by the Company's SkyTouch division and revenues related to the Company's recent acquisition of a technology solutions provider to vacation rental management companies, offset by a decline in fees charged to franchisees for non-compliance with the Company's rules and regulations and franchise terminations.
Selling, General and Administrative Expenses: The cost to operate the franchising business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $134.3 million for 2015, an increase of $12.8 million from the 2014 total of $121.4 million.
SG&A expenses for the year end December 31, 2015 and 2014 include approximately $23.4 million and $16.7 million, respectively related to the Company's SkyTouch division, expenses related to the operations of the Columbus office building acquired in December 2014, and inclusion of a recently acquired company that provides software as a service solutions to vacation rental management companies.
Excluding the SG&A expenses for non-franchising activities, SG&A for the year end December 31, 2015 increased $6.1 million or 5.8% from $104.8 million in the prior year to $110.9 million in the current year primarily due to increased costs related to the Company's franchise development activities and expansion of the Company's franchised hotel quality assurance program.
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
Total marketing and reservation system revenues increased 18% or $76.1 million from $412.6 million for the year ended December 31, 2014 to $488.8 million for the year ended December 31, 2015. The increase in revenues was primarily due to improved system fees resulting from RevPAR increases and unit growth; increasing revenues from the Choice Privileges loyalty program resulting from the growth in membership and average daily rates attributable to member stays. In addition, marketing and reservation system revenues recognized during the year ended December 31, 2015 were impacted by the recognition of $13.6 million of previously deferred revenues in 2015 compared to the deferral of approximately $44.3 million of revenues to future periods recorded in 2014.
At December 31, 2015 and December 31, 2014, cumulative marketing and reservation system fees billed exceeded expenses by $30.7 million and $44.3 million, respectively, with the excess reflected as an other long-term liability in the accompanying consolidated balance sheets.
Other Gains and Losses: Other (gains) and losses increased from a loss of $0.4 million for the year ended December 31, 2014, to a gain of $0.8 million. The increase in other (gains) and losses is primarily the result of a $1.3 million gain related to the sale of the Company's interest in a joint venture that operated a Cambria hotel and suites in the second quarter of 2015.
Income Taxes: The Company's effective income tax rates for continuing operations were 30.4% and 30.1%, for the years ended December 31, 2015 and 2014, respectively. The effective income tax rate for discontinued operations was 37.1% for the years ended December 31, 2014. The effective income tax rates from continuing operations for the periods ended December 31, 2015 and 2014 were lower than the United States federal income tax rate of 35% due to the recurring impact of foreign operations, partially offset by state income taxes. Additionally, the effective income tax rates for the periods ended December 31, 2015 and 2014 were reduced by the settlement of unrecognized tax positions.
Discontinued Operations: In the first quarter of 2014, the Company's management approved a plan to dispose of three Company owned Mainstay Suites hotels. As a result, the Company has reported the operations related to these three hotels as discontinued operations in this Form 10-K. Net income from discontinued operations was $1.7 million for the year ended December 31, 2014.

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
Operating income increased $18.3 million as the Company’s revenues, excluding marketing and reservations, increased by $28.3 million or 9% but were partially offset by a $9.7 million or 9% increase in SG&A expenses. Adjusted EBITDA for the year ended December 31, 2014 increased $18.6 million or 9% to $223.9 million. The key drivers of these fluctuations are described in more detail below.

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

During 2014, the Company received 848 applications for new franchise agreements (not including relicensing of existing agreements) compared to 756 in 2013. These applications resulted in 566 new domestic franchise agreements executed during 2014 representing 44,467 rooms compared to 530 agreements representing 41,390 rooms executed in the same period of 2013. An application received does not always result in an executed franchise agreement during the year received or at all due to various factors, such as financing and agreement on all contractual terms. During 2014, 159 of the executed agreements were for new construction hotel franchises, representing 12,145 rooms, compared to 89 contracts, representing 6,330 rooms for 2013. The increase in new construction franchise agreements primarily reflects a gradual improvement of the lending environment for hotel construction and improving lodging fundamentals including an increasing RevPAR environment and low industry supply growth which are typically catalysts for increased construction of new hotels. In addition, the termination of under performing Comfort hotels has opened up additional markets for the Comfort brand which resulted in an incremental 36 new construction franchise agreements executed in 2014 compared to 2013.
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
Relicensing fees include fees charged to the new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system as well as fees required to renew expiring franchise contracts. Domestic relicensing contracts increased 21% from 258 during 2013 to 311 for the year ended December 31, 2014. Renewals of expired contracts decreased 19% from 31 for the year ended December 31, 2013 to 25 during 2014. As a result of the 16% increase in relicensing and renewal contracts and an increase in average fees per deal, domestic relicensing and renewal revenues increased 25% from $6.4 million in 2013 to $8.0 million for 2014.
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
Excluding the SG&A expenses for the SkyTouch division, SG&A for the year end December 31, 2014 increased $2.7 million or 3% from $102.1 million in 2013 to $104.8 million in 2014. The fluctuations in SG&A include a decrease in compensation expense of $2.4 million on deferred compensation arrangements reflecting the decrease in the fair value of investments held in the Company's Non-Qualified and Executive Deferred Compensation Plan ("EDCP") retirement and savings plans compared to an increase in 2013. The decline in deferred compensation expenses were offset by general cost increases as well as higher variable management incentive and variable sales compensation expense.
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
Interest Expense: Interest expense decreased $1.1 million from 2013 to $41.5 million for the year ended December 31, 2014 due to lower outstanding borrowings on the Company's revolving credit facility, lower effective borrowing costs, and increased capitalization of interest related to our software development activities in 2014.
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

Liquidity and Capital Resources
Operating Activities
Net cash flows provided by operating activities were $159.9 million for the year ended December 31, 2015 compared to $183.9 million for the same period of 2014. Cash flow from operating activities decreased primarily due to a decrease of $59.1 million in cash flows from marketing and reservation activities and a $10.2 million increase in net disbursements to the franchisees for property improvements and other purposes utilizing forgivable notes receivable partially offset by improvement in receivable collections and the timing of income tax payments.
Net operating cash provided by marketing and reservation activities totaled $11.1 million for the year ended December 31, 2015 compared to $70.2 million during the year ended December 31, 2014. The decline in cash provided by marketing and reservation activities primarily reflects an increase in advertising and promotional costs to support various brand programs as well as an expansion of the Company's information technology workforce to support improvements to the Company's various property management and central reservation technologies that are designed to deliver guests to our franchised hotels.
In conjunction with brand and development programs, the Company provides financing to franchisees for property improvements and other purposes in the form of forgivable notes receivable. If the franchisee remains in the system in good standing over the term of the promissory note, the Company forgives the outstanding principal balance and related interest. Since these forgivable notes are predominantly forgiven ratably over the term of the promissory note rather than repaid, the Company classifies the related issuance and collections of these notes as operating activities. During the years ended

December 31, 2015, 2014 and 2013, the Company's net advances for these purposes totaled $23.1 million, $12.9 million and $8.3 million, respectively. The timing and amount of these cash flows is dependent on various factors including the implementation of various development and brand incentive programs, the level of franchise sales and the timing of hotel openings. At December 31, 2015, the Company had commitments to extend an additional $115.0 million for these purposes provided certain conditions are met by its franchisees, of which $23.3 million is expected to be advanced in the next twelve months.
Investing Activities
Cash utilized in investing activities totaled $99.8 million, $17.6 million and $29.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. The increase in cash utilized for investing activities from 2014 to 2015 primarily reflects the following items:
During the years ended December 31, 2015, 2014 and 2013, capital expenditures totaled $27.8 million, $20.9 million and $33.4 million, respectively. The increase in capital expenditures from 2014 primarily reflect increased spending on upgrades of our central reservation and yield management systems as well as purchases of technology hardware.
During the year ended December 31, 2015, the Company realized proceeds from the sale of assets totaling $6.3 million related to the sale of a parcel of land and an interest in an unconsolidated joint venture that developed and operated a Cambria hotel & suites. During the year ended December 31, 2014, the Company realized proceeds from the sale of assets totaling $15.6 million related related to the sale of three company owned MainStay Suites hotels, a facility previously utilized as a call center and the sale of a parcel of land related to the development of a new Cambria hotel & suites.
During the year ended December 31, 2015, the Company completed the acquisition of a company that provides software as a service solutions for vacation rental management companies. The total consideration was $23.6 million, which consisted of cash paid, net of cash acquired, of $13.3 million, deferred purchase price payable of $6.8 million, and liabilities assumed totaling $3.5 million. The deferred purchase price is payable over 5 years. In addition, the Company has a 5 year variable compensation arrangement with the former owner which is contingent on future minimum performance targets. Total expected compensation under this arrangement is estimated to be approximately $13.6 million over the 5-year term. As these amounts are contingent on achievement of certain targets and continued employment, no amounts were recorded for these future payments at the acquisition date.
During the year ended December 31, 2015, 2014 and 2013, the Company invested $23.7 million, $17.8 million and $5.7 million in joint ventures accounted for under the equity method of accounting. The Company's investment in these joint ventures primarily pertain to ventures that either support the Company's efforts to increase business delivery to its franchisees or promote growth of our emerging brands. At December 31, 2015, the Company had a commitment to extend an additional $2.1 million for these purposes within the next twelve months provided certain conditions are met.
The Company provides financing to franchisees for hotel development efforts and other purposes in the form of mezzanine and other notes receivable. These loans bear interest and are expected to be repaid in accordance with the terms of the loan agreements. During the years ended December 31, 2015, 2014 and 2013, the Company advanced $36.9 million, $3.3 million and $1.1 million for these purposes, respectively. In addition, the Company collected $4.8 million, $11.3 million and $9.7 million of these advances during the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, the Company had commitments to extend an additional $43.5 million for these purposes within the next twelve months provided certain conditions are met by its franchisees.
From time to time, our board of directors authorizes specific transactions and general programs which permit us to provide financing, investment and guarantees and similar credit support to qualified franchisees, as well as to acquire and resell real estate to incent franchise development. Since 2006, we have engaged in these financial support activities to encourage acceleration of the growth of our Cambria hotel & suites brand, primarily in strategic markets and locations. Over the next three to five years, depending on market and other conditions, we expect to continue to deploy capital in support of this brand and expect our investment to range between $250 million to $350 million over that time period. The annual pace of future financial support activities will depend upon market and other conditions including among others, our franchise sales results, the environment for new construction hotel development and the hotel lending environment. Our support of the Cambria brand’s growth is expected to be primarily in the form of joint venture investments, forgivable key money loans, senior mortgage loans, development loans, mezzanine lending, and through the operation of a land-banking program. With respect to our lending and joint venture investments, we generally expect to recycle these loans and investments within a five year period. At December 31, 2015, the Company had approximately $128.7 million outstanding pursuant to these financial support activities.

Financing Activities
Financing cash flows relate primarily to the Company’s borrowings, treasury stock purchases and dividends.
Debt
Senior Unsecured Notes due 2022
On June 27, 2012 the Company issued unsecured senior notes with a principal amount of $400 million (the "2012 Senior Notes") at par, bearing a coupon of 5.75% with an effective rate of 6.0%. The 2012 Senior Notes will mature on July 1, 2022, with interest to be paid semi-annually on January 1st and July 1st. The Company utilized the net proceeds of this offering, after deducting underwriting discounts and commissions and other offering expenses, together with borrowings under the Company's senior credit facility, to pay a special cash dividend totaling approximately $600.7 million paid to stockholders on August 23, 2012. The Company's 2012 Senior Notes are guaranteed jointly, severally, fully and unconditionally, subject to certain customary limitations by eight wholly-owned domestic subsidiaries.
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
Senior Unsecured Notes due 2020
On August 25, 2010, the Company issued unsecured senior notes in the principal amount of $250 million (the "2010 Senior Notes”) at a discount of $0.6 million, bearing a coupon of 5.70% with an effective rate of 6.19%. The 2010 Senior Notes will mature on August 28, 2020, with interest on the 2010 Senior Notes to be paid semi-annually on February 28th and August 28th. The Company used the net proceeds from the offering, after deducting underwriting discounts and other offering expenses, to repay outstanding borrowings and other general corporate purposes. The Company's 2010 Senior Notes are guaranteed jointly, severally, fully and unconditionally, subject to certain customary limitations, by certain of the Company's domestic subsidiaries.
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
At December 31, 2015, the Company maintained a total leverage ratio of 3.05x, a maximum secured leverage ratio and a consolidated fixed charge coverage ratio of 6.66x. At December 31, 2015, the Company was in compliance with all covenants under the credit agreement.
The proceeds of the New Revolver are expected to be used for general corporate purposes, including working capital, debt repayment, stock repurchases, dividends, investments and other permitted uses set forth in the Credit Agreement.
Fixed Rate Collateralized Mortgage
On December 30, 2014, a court awarded the Company title to an office building as settlement for a portion of an outstanding loan receivable for which the building was pledged as collateral. In conjunction with the court award, the Company also assumed the $9.5 million mortgage on the property with a fixed interest rate of 7.26%. The mortgage, which is collateralized by the office building, requires monthly payments of principal and interest and matures in December 2020 with a a balloon payment due of $6.9 million. At the time of acquisition, the Company determined that the fixed interest rate of 7.26% exceeded market interest rates and therefore the Company increased the carrying value of the debt by $1.2 million to record the debt at fair value. The fair value adjustment will be amortized over the remaining term of the mortgage utilizing the effective interest method.
Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At December 31, 2015, the Company had been advanced approximately $3.7 million pursuant to these agreements and expects to receive the remaining $0.7 million over the next several years, subject to annual appropriations by the governmental entities. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration of the Company's ten year corporate headquarters lease in 2023 will be forgiven in full. The advances will be included in long-term debt in Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all current performance conditions as of December 31, 2015.

Regular Quarterly Dividends
The Company currently maintains the payment of a quarterly dividend on its common shares outstanding, however, the declaration of future dividends are subject to the discretion of our board of directors. During the year ended December 31, 2015, 2014 and 2013, the Company paid cash dividends at a quarterly rate of $0.195, $0.185, $0.185, respectively, per share. In December 2015, the Company's board of directors increased the quarterly dividend rate to $0.205 per share, beginning with the first dividend payable in 2016, representing a 5% increase from the previous quarterly declarations.
During the year ended December 31, 2015, 2014 and 2013, the Company paid regular quarterly cash dividends totaling $45.2 million, $43.5 million and $32.8 million, respectively. Dividend payments during the year ended December 31, 2013, reflect the Company's board of directors decision to pay the regular quarterly dividend initially scheduled to be paid in the first quarter of 2013 in December 2012. As a result, the dividends paid during 2013 reflect three quarterly payments as compared to four payments in 2015 and 2014. We expect that cash dividends will continue to be paid in the future, subject to declaration by our board of directors, future business performance, economic conditions, changes in tax regulations and other matters. Based on our present dividend rate and outstanding share count, aggregate annual regular dividends for 2016 are estimated to be approximately $46.2 million.
Share Repurchases
During the year ended December 31, 2015, the Company repurchased 1.3 million shares of its common stock under the repurchase program at a total cost of $66.4 million. Through December 31, 2015, the Company repurchased 48.1 million shares of its common stock (including 33.0 million prior to the two-for-one stock split effected in October 2005) under the share repurchase program at a total cost of $1.2 billion. As of the year ended December 31, 2015, the Company has 1.7 million shares remaining under the current share repurchase authorization. We currently believe that our cash flows from operations will support our ability to complete the current board of directors repurchase authorization and upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
Other items
Approximately $179.9 million of the Company's cash and cash equivalents at December 31, 2015 pertains to undistributed earnings of the Company's consolidated foreign subsidiaries. Since the Company's intent is for such earnings to be reinvested by the foreign subsidiaries, the Company has not provided additional United States income taxes on these amounts. While the Company has no intention to utilize these cash and cash equivalents in its domestic operations, any change to this policy would result in the Company incurring additional United States income taxes on any amounts utilized domestically.
The following table summarizes our contractual obligations as of December 31, 2015:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term debt (1)	$1,077.0	$42.3	$85.2	$499.8	$449.7
Capital lease obligations (2)	0.6	0.6	—	—	—
Purchase obligations (3)	161.1	69.4	90.5	0.5	0.7
Operating lease obligations	70.9	12.3	22.1	18.3	18.2
Other long-term liabilities (4)	28.4	—	3.4	3.3	21.7
Total contractual obligations	$1,338.0	$124.6	$201.2	$521.9	$490.3
____________________________

(1)	Long-term debt includes principal as well as interest payments. Assumes forward estimates of LIBOR rates as of December 31, 2015 for our variable interest rate debt.

(2)	Capital lease obligations include interest and related maintenance agreements on the equipment.

(3)	Purchase obligations also include commitments to provide loan and joint venture financing under various Company programs.

(4)
Other long-term liabilities primarily consist of deferred compensation plan liabilities and excludes cumulative marketing and reservation fees in excess of cumulative marketing and reservation expenses incurred totaling $30.7 million due to the uncertain timing of the fulfillment of this contractual obligation. See Note 7 to our consolidated financial statements for further discussion.

The total amount of unrecognized tax positions and the related interest and penalties totaled $3.6 million at December 31, 2015. Due to the uncertainty with respect to the timing of payments in individual years in connection with these tax liabilities, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, we have not included these amounts in the contractual obligations table above. See Note 17 to our consolidated financial statements for a discussion on income taxes.
The Company believes that cash flows from operations and available financing capacity are adequate to meet the expected future operating, investing and financing needs of the business.
Off Balance Sheet Arrangements
On October 9, 2012, the Company entered into a limited payment guaranty with regards to a variable interest entity's ("VIE") $18.0 million bank loan for the construction of a hotel franchised under one of the Company's brands in the United States. Under the terms of the limited guaranty, the Company has agreed to guarantee 25% of the outstanding principal balance for a maximum exposure of $4.5 million and accrued and unpaid interest, as well as any unpaid expenses incurred by the lender. The limited guaranty shall remain in effect until the maximum amount guaranteed by the Company is paid in full. In addition to the limited guaranty, the Company entered into an agreement in which the Company guarantees the completion of the construction of the hotel and an environmental indemnity agreement which indemnifies the lending institution from and against any damages relating to or arising out of possible environmental contamination issues with regards to the property.
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
The Company believes the likelihood of having to perform under the aforementioned limited payment guarantees is remote at December 31, 2015 and December 31, 2014.
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
See Note 3 to our consolidated financial statements for additional information.
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

New Accounting Standards
See Footnotes No. 1 “Recently Adopted Accounting Guidance” and Note 30 "Future Adoption of Accounting Standards" of the Notes to our Financial Statements for information related to our adoption of new accounting standards in 2015 and for information on our anticipated adoption of recently issued accounting standards.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company’s foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including in certain circumstances the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $17.8 million at December 31, 2015, which we account for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
At December 31, 2015, the Company had $159.0 million of variable interest rate debt instruments outstanding at an effective rate of 1.9%. A hypothetical change of 10% in the Company’s effective interest rate from December 31, 2015 levels would increase or decrease annual interest expense by $0.3 million. The Company expects to refinance its fixed and variable long-term debt obligations prior to their scheduled maturities.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Choice Hotels International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Choice Hotels International, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders' deficit and cash flows for the years then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Choice Hotels International, Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Choice Hotels International, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 29, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Choice Hotels International, Inc.:

In our opinion, the consolidated statements of income, of comprehensive income, and of cash flows for the year ended December 31, 2013 present fairly, in all material respects, the results of operations and cash flows of Choice Hotels International, Inc. and its subsidiaries for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) for the year ended December 31, 2013 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
McLean, VA

March 3, 2014, except for the effects of the revision related to revenue recognition and other immaterial errors discussed in Note 1 to the consolidated financial statements and with respect to our opinion on the consolidated financial statements in so far as it relates to the effects of discontinued operations discussed in Notes 1 and 28, as to which the date is November 3, 2014.

CONSOLIDATED FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2015	2014	2013
	(in thousands, except per share amounts)
REVENUES:
Royalty fees	$301,508	$287,538	$267,812
Initial franchise and relicensing fees	24,680	19,481	18,686
Procurement services	27,071	23,819	20,668
Marketing and reservation	488,763	412,619	407,633
Other	17,856	14,513	9,851
Total revenues	859,878	757,970	724,650
OPERATING EXPENSES:
Selling, general and administrative	134,254	121,418	111,713
Depreciation and amortization	11,542	9,365	9,056
Marketing and reservation	488,763	412,619	407,633
Total operating expenses	634,559	543,402	528,402
Operating income	225,319	214,568	196,248
OTHER INCOME AND EXPENSES:
Interest expense	42,833	41,486	42,537
Interest income	(1,580)	(1,761)	(2,547)
Other (gains) losses	(820)	427	(1,780)
Equity in net (income) loss of affiliates	901	658	(634)
Other income and expenses, net	41,334	40,810	37,576
Income from continuing operations before income taxes	183,985	173,758	158,672
Income taxes	55,956	52,285	45,322
Income from continuing operations, net of income taxes	128,029	121,473	113,350
Income from discontinued operations, net of income taxes	—	1,687	359
Net income	$128,029	$123,160	$113,709
Basic earnings per share:
Continuing operations	$2.24	$2.08	$1.94
Discontinued operations	—	0.03	—
	$2.24	$2.11	$1.94
Diluted earnings per share:
Continuing operations	$2.22	$2.07	$1.92
Discontinued operations	—	0.03	0.01
	$2.22	$2.10	$1.93

 The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Net income	$128,029	$123,160	$113,709
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	862	861	862
Foreign currency translation adjustment	(2,669)	(1,615)	(2,863)
Other comprehensive income (loss), net of tax	(1,807)	(754)	(2,001)
Comprehensive income	$126,222	$122,406	$111,708

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
	(in thousands, except share amounts)
ASSETS
Current assets
Cash and cash equivalents	$193,441	$214,879
Receivables (net of allowance for doubtful accounts of $8,719 and $10,084, respectively)	89,352	91,681
Income taxes receivable	5,486	1,458
Notes receivable, net of allowances	5,107	3,961
Other current assets	17,567	13,450
Total current assets	310,953	325,429
Property and equipment, at cost, net	88,158	77,309
Goodwill	79,327	65,813
Franchise rights and other identifiable intangibles, net	11,948	8,912
Notes receivable, net of allowances	82,572	40,441
Investments, employee benefit plans, at fair value	17,674	17,539
Investments in unconsolidated entities	67,037	50,605
Deferred income taxes	42,434	44,406
Other assets	16,907	7,463
Total assets	$717,010	$637,917
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$64,431	$57,124
Accrued expenses and other current liabilities	70,648	64,158
Deferred revenue	71,587	66,382
Current portion of long-term debt	1,191	12,349
Income taxes payable	159	85
Total current liabilities	208,016	200,098
Long-term debt	812,945	772,729
Deferred compensation and retirement plan obligations	22,859	23,987
Deferred income taxes	506	—
Other liabilities	68,583	69,904
Total liabilities	1,112,909	1,066,718
Commitments and Contingencies
Common stock, $0.01 par value; 160,000,000 shares authorized; 95,065,638 shares issued at December 31, 2015 and 2014 and 56,336,566 and 57,337,720 shares outstanding at December 31, 2015 and 2014, respectively	951	573
Additional paid-in-capital	149,895	127,661
Accumulated other comprehensive loss	(8,778)	(6,971)
Treasury stock (38,729,072 and 37,727,918 shares at December 31, 2015 and 2014, respectively), at cost	(1,052,864)	(982,463)
Retained earnings	514,897	432,399
Total shareholders’ deficit	(395,899)	(428,801)
Total liabilities and shareholders’ deficit	$717,010	$637,917

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$128,029	$123,160	$113,709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,542	9,365	9,582
(Gain) loss on disposal of assets	(1,521)	(2,809)	(151)
Provision for bad debts, net	1,704	2,775	2,743
Non-cash stock compensation and other charges	11,805	9,706	11,422
Non-cash interest and other (income) loss	3,229	3,174	1,545
Deferred income taxes	615	(22,899)	(6,277)
Equity (earnings) losses from unconsolidated joint ventures, net of distributions received	3,279	2,200	811
Changes in assets and liabilities, net of acquisition:
Receivables	401	(14,250)	(7,899)
Advances to/from marketing and reservation activities, net	11,074	70,179	42,991
Forgivable notes receivable, net	(23,066)	(12,914)	(8,347)
Accounts payable	6,493	9,636	2,304
Accrued expenses and other current liabilities	5,166	6,678	(9,595)
Income taxes payable/receivable	(4,399)	(3,582)	4,276
Deferred revenue	5,251	5,297	(9,861)
Other assets	(5,792)	(1,250)	(3,197)
Other liabilities	6,062	(575)	9,857
Net cash provided by operating activities	159,872	183,891	153,913
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	(27,765)	(20,946)	(33,397)
Acquisitions, net of cash acquired	(13,269)	—	—
Contributions to equity method investments	(23,737)	(17,789)	(5,685)
Distributions from equity method investments	518	—	—
Issuance of mezzanine and other notes receivable	(36,884)	(3,340)	(1,095)
Collections of mezzanine and other notes receivable	4,849	11,289	9,748
Purchases of investments, employee benefit plans	(3,220)	(2,794)	(2,676)
Proceeds from sales of investments, employee benefit plans	3,170	964	4,168
Proceeds from sale of assets	6,347	15,612	243
Other items, net	(9,819)	(642)	(728)
Net cash used in investing activities	(99,810)	(17,646)	(29,422)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	176	250	3,360
Net borrowings (repayments) pursuant to revolving credit facilities	158,867	—	(57,000)
Principal payments on long-term debt	(130,501)	(10,108)	(8,204)
Debt issuance costs	(2,169)	—	—
Excess tax benefits from stock-based compensation	5,207	3,721	1,460
Purchase of treasury stock	(72,873)	(77,972)	(3,965)
Dividends paid	(45,214)	(43,529)	(32,799)
Proceeds from exercise of stock options	7,056	10,098	8,864
Net cash used in financing activities	(79,451)	(117,540)	(88,284)
Net change in cash and cash equivalents	(19,389)	48,705	36,207
Effect of foreign exchange rate changes on cash and cash equivalents	(2,049)	(1,621)	(2,589)
Cash and cash equivalents at beginning of period	214,879	167,795	134,177
Cash and cash equivalents at end of period	$193,441	$214,879	$167,795
Supplemental disclosure of cash flow information:
Cash payments during the year for:
Income taxes, net of refunds	$54,990	$77,562	$47,513
Interest, net of capitalized interest	$40,056	$40,644	$43,327
Non-cash investing and financing activities:
Dividends declared but not paid	$11,548	$11,176	$10,785
Equity method investments	$—	$2,827	$—
Investment in property and equipment acquired in accounts payable	$3,717	$15,670	$658
Acquisitions, long-term debt assumed	$—	$10,667	$—
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(in thousands, except share amounts)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2012	58,171,059	$582	$110,246	$(4,216)	$(927,776)	$282,526	$(538,638)
Net income	—	—	—	—	—	113,709	113,709
Other comprehensive income	—	—	—	(2,001)	—	—	(2,001)
Share based payment activity	571,684	5	7,522	—	13,718	—	21,245
Dividends declared	—	—	—	—	—	(43,212)	(43,212)
Treasury purchases	(103,880)	(1)	—	—	(3,964)	—	(3,965)
Other	—	—	—	—	(9)	—	(9)
Balance as of December 31, 2013	58,638,863	$586	$117,768	$(6,217)	$(918,031)	$353,023	$(452,871)
Net income	—	—	—	—	—	123,160	123,160
Other comprehensive income	—	—	—	(754)	—	—	(754)
Share based payment activity	550,205	6	9,893	—	13,384	—	23,283
Dividends declared	—	—	—	—	—	(43,784)	(43,784)
Treasury purchases	(1,510,070)	(15)	—	—	(77,957)	—	(77,972)
Other	(341,278)	(4)	—	—	141	—	137
Balance as of December 31, 2014	57,337,720	$573	$127,661	$(6,971)	$(982,463)	$432,399	$(428,801)
Net income	—	—	—	—	—	128,029	128,029
Other comprehensive income	—	—	—	(1,807)	—	—	(1,807)
Share based payment activity	443,040	—	22,110	—	1,777	—	23,887
Dividends declared	—	—	—	—	—	(45,531)	(45,531)
Treasury purchases	(1,444,194)	—	—	—	(72,873)	—	(72,873)
Other	—	378	124	—	695	—	1,197
Balance as of December 31, 2015	56,336,566	$951	$149,895	$(8,778)	$(1,052,864)	$514,897	$(395,899)

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
The financial statements for the year ended December 31, 2013 has been revised related to revenue recognition and other immaterial errors as disclosed in the Company's Form 10-K/A, filed with the Securities and Exchange Commission on November 3, 2014.
Reclassifications in Consolidated Financial Statements

In 2015, the Company revised the presentation of its current portion of notes receivable, net of allowances and investments in unconsolidated entities in the prior year’s consolidated balance sheet to conform to the current year’s  presentation with no effect on previously reported current assets, total assets, net income, cash flows or shareholder’s deficit. Specifically, these items were reclassified from other current assets and other assets to separately stated financial statement line items.
Discontinued Operations
In the first quarter of 2014, the Company's management approved a plan to dispose of the three Company owned Mainstay Suites hotels. As a result, the Company has reported the operations related to these three hotels as discontinued operations.  The Company's results of operations for the periods included in this Form 10-K have also been recast to account for these operations as discontinued.  For additional information regarding discontinued operations, see Note 28, Discontinued Operations.
Revenue Recognition
The Company enters into franchise agreements to provide franchisees with various marketing services, a centralized reservation system and limited non-exclusive rights to utilize the Company’s registered trade names and trademarks. These agreements typically have an initial term from ten to thirty years with provisions permitting franchisees or the Company to terminate the franchise agreement under certain circumstances, such as upon designated anniversaries of the agreement, before the end of the agreement term. In most instances, initial franchise and relicensing fees are recognized upon execution of the franchise agreement because the initial franchise and relicensing fees are non-refundable and the Company is not required to provide initial services to the franchisee prior to hotel opening. The initial franchise and relicensing fees related to executed franchise agreements which include incentives, such as future potential cash rebates or forgivable promissory notes, are deferred and recognized when the incentive criteria are met or the agreement is terminated, whichever occurs first.
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
Marketing and reservation system revenues not expended in the current year are deferred and recorded as a liability in the Company's balance sheet and are carried over to the next fiscal year and expended in accordance with the franchise agreements or utilized to repay previous advances. Marketing and reservation expenses incurred in excess of revenues are recorded as an asset in the Company's balance sheet, with a corresponding reduction in costs, and are similarly recovered in subsequent years. Under the terms of the franchise agreements, the Company may advance capital and incur costs as necessary for marketing and reservation activities and recover such advances through future fees.
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
Advertising Costs
The Company expenses advertising costs as the advertising occurs. Advertising expense was $116.9 million, $93.7 million and $84.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company includes advertising costs primarily in marketing and reservation expenses on the accompanying consolidated statements of income.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 2015 and 2014, the Company had book overdrafts totaling $10.8 million and $5.4 million, respectively which are included in accounts payable in the accompanying consolidated balance sheets. These book overdrafts represent outstanding checks in excess of funds on deposit.
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
Valuation of Intangibles and Long-Lived Assets
The Company evaluates the potential impairment of property and equipment and other long-lived assets, including franchise rights and other definite-lived intangibles, whenever an event or other circumstances indicates that the Company may not be able to recover the carrying value of the asset. When indicators of impairment are present, recoverability is assessed based on net, undiscounted expected cash flows. If the net, undiscounted expected cash flows are less than the carrying amount of the assets, an impairment charge is recorded for the excess of the carrying value over the fair value of the asset. We estimate the fair value of intangibles and long lived assets primarily using undiscounted cash flow analysis. The Company did not identify any indicators of impairment of long-lived assets during the years ended December 31, 2015, 2014 and 2013. Significant management judgment is involved in evaluating indicators of impairment and developing any required projections to test for recoverability or estimate the fair value of an asset. Furthermore, if management uses different projections or if different conditions occur in future periods, future-operating results could be materially impacted.
The Company evaluates the impairment of goodwill and intangible assets with indefinite lives on an annual basis, or during the year if an event or other circumstance indicates that the Company may not be able to recover the carrying amount of the asset. In evaluating these assets for impairment, the Company may elect to first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit or the indefinite lived intangible asset is less than its carrying amount. If the conclusion is that it is not more likely than not that the fair value of the asset is less than its carrying value, then no further testing is required. If the conclusion is that it is more likely than not that the fair value of the asset is less than its carrying value, then a two-step impairment test is performed for goodwill. For indefinite-lived intangibles, the carrying value is compared to the fair value of the asset and an impairment charge is recognized for any excess. The Company may elect to forego the qualitative assessment and move directly to the two-step impairment test for goodwill and the the fair value determination for indefinite-lived intangibles. The Company determines the fair value of its reporting units and indefinite-lived intangibles using income and market methods. The Company did not record any impairment of goodwill or intangible assets with indefinite lives during the years ended December 31, 2015, 2014 and 2013.
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
Investments in Unconsolidated Entities
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
Foreign Operations
The United States dollar is the functional currency of the consolidated entities operating in the United States. The functional currency for the consolidated entities operating outside of the United States is generally the currency of the primary economic environment in which the entity primarily generates and expends cash. The Company translates the financial statements of consolidated entities whose functional currency is not the United States dollar into United States dollars. The Company translates assets and liabilities at the exchange rate in effect as of the financial statement date and translates income statement accounts using the weighted average exchange rate for the period. The Company includes translation adjustments from foreign exchange and the effect of exchange rate changes on inter-company transactions of a long-term investment nature as a separate component of shareholders’ deficit. The Company reports foreign currency transaction gains and losses and the effect of inter-company transactions of a short-term or trading nature in SG&A expenses on the consolidated statements of income. Foreign currency transaction losses for the years ended December 31, 2015, 2014 and 2013 were $0.5 million, $1.1 million and $0.4 million, respectively.
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
At December 31, 2015 and 2014, there were no outstanding derivative positions.
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
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as deferred charge assets, separate from the related debt liability. ASU 2015-03 does not change the recognition and measurement requirements for debt issuance costs. The Company early-adopted ASU 2015-03 as of September 30, 2015, and applied its provisions retrospectively. The adoption of ASU 2015-03 resulted in the reclassification of $9.5 million and $9.4 million of unamortized debt issuance costs related to the Company's outstanding borrowings (see Note 13) from other current and non-

current assets to long-term debt within its consolidated balance sheets as of December 31, 2015 and 2014, respectively. In August 2015, the FASB issued ASU No. 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" ("ASU 2015-15"). ASU 2015-15 allows an entity to defer and present debt issuance costs as an asset when there are no amounts outstanding under line-of-credit arrangements and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. Other than the aforementioned reclassification, the adoption of ASU 2015-03 did not have an impact on the Company's consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments" ("ASU 2015-16"). ASU 2015-16 requires that any adjustments to the provisional amounts of an acquisition and the effect on earnings in changes of depreciation, amortization, and other income effects from the adjustment should be recorded to the period in which the adjustment amount is determined. This standard is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in ASU 2015-16 should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. The Company early adopted this newly issued guidance during the third quarter of 2015. There was no impact to the results of operations from this adoption for the year ended December 31, 2015.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. The Company early adopted ASU 2015-17 during the fourth quarter of 2015 and applied the guidance retrospectively. Accordingly, current deferred taxes were reclassified to noncurrent on the December 31, 2014 consolidated balance sheet, which increased noncurrent deferred tax assets $24.0 million.

2.	Other Current Assets
Other current assets consist of the following at:

	December 31, 2015	December 31, 2014
	(in thousands)
Prepaid expenses	$14,144	$12,280
Other current assets	3,423	1,170
Total	$17,567	$13,450

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
The Company determined that approximately $0.8 million of its mezzanine and other notes receivable were impaired at each of the years ended December 31, 2015 and 2014. The Company recorded an allowance for credit losses on these impaired loans of $0.8 million for each of the years ended December 31, 2015 and 2014. For the years ended December 31, 2015 and 2014, the average mezzanine and other notes receivable on non-accrual status was approximately $0.8 million and $11.5 million, respectively. The Company recognized approximately $33 thousand and $0.2 million of interest income on impaired loans during the years ended December 31, 2015 and 2014, respectively, on the cash basis. The Company provided loan reserves on non-impaired loans totaling $1.4 million and $1.5 million at December 31, 2015 and 2014, respectively.
Past due balances of mezzanine and other notes receivable by credit quality indicators are as follows:

	30-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Mezzanine and Other Notes Receivables
As of December 31, 2015	(in thousands)
Senior	$—	$—	$—	$40,388	$40,388
Subordinated	—	—	—	6,197	6,197
Unsecured	—	—	—	3,526	3,526
	$—	$—	$—	$50,111	$50,111
As of December 31, 2014
Senior	$—	$—	$—	$10,152	$10,152
Subordinated	—	—	—	3,863	3,863
Unsecured	—	47	47	3,948	3,995
	$—	$47	$47	$17,963	$18,010

Significant Collection Activity
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
On December 30, 2014, the Company recovered a portion of a loan previously determined to be impaired. The impaired loan totaled $9.6 million with a corresponding allowance of $7.4 million for a net carrying amount of $2.2 million. The Company recovered this impaired loan through acquisition of the underlying collateral of the promissory note. The Company accounted for the transaction as a business combination and the fair value of the assets and liabilities acquired were determined utilizing non-recurring fair value measures such as comparable market transactions, replacement cost and discounted cash flow analysis which utilized significant assumptions including market rental rates, discount rates, and market interest rates. The net fair value of the consideration received totaled $2.8 million, resulting in a bad debt recovery of $0.6 million which is recorded in selling, general and administrative expenses in the Company’s consolidated statements of income for the year ended 2014.
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
As of December 31, 2015 and 2014, the unamortized balance of these notes totaled $44.3 million and $32.4 million, respectively. The Company recorded an allowance for credit losses on these forgivable unsecured notes receivable of $4.6 million and $3.7 million at December 31, 2015 and 2014, respectively. At each of the years ended December 31, 2015 and 2014, the Company had $1.2 million forgivable unsecured notes that were past due. Amortization expense included in the accompanying consolidated statements of income related to the notes was $8.2 million, $5.0 million and $4.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

A summary of the Company's notes receivable and related allowances are as follows:

	December 31, 2015			December 31, 2014
	(in thousands)
Credit Quality Indicator	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Total	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Total
Senior	$—	$40,388	$40,388	$—	$10,152	$10,152
Subordinated	—	6,197	6,197	—	3,863	3,863
Unsecured	44,333	3,526	47,859	32,379	3,995	36,374
Total notes receivable	44,333	50,111	94,444	32,379	18,010	50,389
Allowance for losses on non-impaired loans	4,615	1,364	5,979	3,661	1,540	5,201
Allowance for losses on receivables specifically evaluated for impairment	—	786	786	—	786	786
Total loan reserves	4,615	2,150	6,765	3,661	2,326	5,987
Net carrying value	$39,718	$47,961	$87,679	$28,718	$15,684	$44,402
Current portion, net	$143	$4,964	$5,107	$124	$3,837	$3,961
Long-term portion, net	39,575	42,997	82,572	28,594	11,847	40,441
Total	$39,718	$47,961	$87,679	$28,718	$15,684	$44,402

The Company classifies notes receivable due within one year as other current assets and notes receivable with a maturity greater than one year as other assets in the Company’s consolidated balance sheets.
The following table summarizes the activity related to the Company’s Forgivable Notes Receivable and Mezzanine & Other Notes Receivable allowance for losses for the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015		Year Ended December 31, 2014
	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable
	(in thousands)
Beginning balance	$3,661	$2,326	$1,650	$9,896
Provisions	1,742	—	2,528	102
Recoveries	(739)	(176)	(303)	(875)
Write-offs	(752)	—	(305)	(6,797)
Other(1)	703	—	91	—
Ending balance	$4,615	$2,150	$3,661	$2,326
(1) Consists of default rate assumption changes and changes in foreign exchange rates

4.	Property and Equipment
The components of property and equipment are:

	December 31,
	2015	2014
	(in thousands)
Land and land improvements	$3,107	$3,107
Facilities in progress and software under development	21,089	10,408
Computer equipment and software	117,762	99,306
Buildings and leasehold improvements	37,205	37,013
Furniture, fixtures and equipment	17,158	15,326
Assets under capital lease	4,827	4,827
	201,148	169,987
Less: Accumulated depreciation and amortization	(112,990)	(92,678)
Property and equipment, at cost, net	$88,158	$77,309
As facilities in progress and software development are completed and placed in service, they are transferred to appropriate property and equipment categories and depreciation begins. Interest capitalized as a cost of property and equipment totaled $0.3 million and $0.4 million for the years ended December 31, 2015 and 2014, respectively.
Unamortized capitalized software development costs at December 31, 2015 and 2014 totaled $34.7 million and $25.2 million, respectively. Amortization of software development costs for the years ended December 31, 2015, 2014 and 2013 totaled $9.6 million, $6.3 million and $3.8 million, respectively.
Depreciation has been computed for financial reporting purposes using the straight-line method. A summary of the ranges of estimated useful lives upon which depreciation rates are based follows:

Computer equipment and software	3-7 years
Buildings and leasehold improvements	10-40 years
Furniture, fixtures and equipment	3-8 years
Assets under capital leases	3-8 years
Depreciation expense, excluding amounts attributable to marketing and reservation activities, for the years ended December 31, 2015, 2014 and 2013 was $4.3 million, $3.1 million and $3.2 million, respectively. Accumulated amortization of capital leases, included in accumulated depreciation and amortization above, at December 31, 2015 and 2014 totaled $2.9 million and $2.0 million, respectively.

5.	Goodwill
The following table details the carrying amount of our goodwill at December 31, 2015 and 2014:

	December 31,
	2015	2014
	(in thousands)
Goodwill	$79,519	$66,005
Accumulated impairment losses	(192)	(192)
Net carrying amount	$79,327	$65,813

The following is a summary of changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014:

	December 31, 2014	Acquisitions(1)	Foreign Exchange	Impairment	December 31, 2015
Franchising	$65,813	$—	$—	$—	$65,813
Other	—	13,682	(168)	—	13,514
	$65,813	$13,682	$(168)	$—	$79,327

	December 31, 2013	Acquisitions	Foreign Exchange	Impairment	December 31, 2014
Franchising	$65,813	$—	$—	$—	$65,813
Other	—	—	—	—	—
	$65,813	$—	$—	$—	$65,813
(1) See Footnote 27 "Acquisition"

6.	Franchise Rights and Other Identifiable Intangibles
The components of franchising rights and other intangible assets at December 31, 2015 and 2014 are as follows:

	As of December 31, 2015			As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Unamortized Intangible Assets
Trademarks (1)	$1,014	$—	$1,014	$1,014	$—	$1,014

Amortized Intangible Assets
Franchise Rights (2)	81,169	80,685	484	81,942	79,189	2,753
Trademarks (3)	12,004	8,628	3,376	10,951	8,043	2,908
Contract Acquisition Costs (4)	5,102	203	4,899	—	—	—
Acquired Lease Rights (5)	2,237	62	2,175	2,237	—	2,237
	100,512	89,578	10,934	95,130	87,232	7,898
Total	$101,526	$89,578	$11,948	$96,144	$87,232	$8,912

(1)	Acquisition of the Suburban brand. The tradename is expected to generate future cash flows for an indefinite period of time.

(2)
Represents the purchase price assigned to long-term franchise contracts. The unamortized balance relates primarily to the acquisition of the Econo Lodge, Suburban and Choice Hotels Australia franchise rights. The franchise rights are being amortized over lives ranging from 5 to 25 years on a straight-line basis.

(3)	Generally amortized on a straight-line basis over a period of 8 to 40 years.

(4)	Customer contracts acquired in a business combination. Amortized on a straight-line basis over a period of 5 to 12 years.

(5)	Acquired lease rights recognized in conjunction with the acquisition of an office building. The costs are being amortized over the 36 year term of the lease in place.
Amortization expense for the years ended December 31, 2015, 2014 and 2013 amounted to $3.0 million, $3.9 million and $4.0 million, respectively.

The estimated annual amortization expense related to the Company’s amortizable intangible assets for each of the years ending December 31, 2016 through 2020 is as follows:

Year	(In millions)
2016	$1.4
2017	$1.3
2018	$1.1
2019	$1.0
2020	$0.9

7. Marketing and Reservation Activities
The Company’s franchise agreements require the payment of franchise fees, which include marketing and reservation system fees. The Company is obligated to use the marketing and reservation system revenues it collects from the current franchisees comprising its various hotel brands to provide marketing and reservation services appropriate to support the operation of the overall system. In discharging its obligation to provide sufficient and appropriate marketing and reservation services, the Company has the right to expend funds in an amount reasonably necessary to ensure the provision of such services, whether or not such amount is currently available to the Company for reimbursement. The franchise agreements provide the Company the right to advance monies to the franchise system when the needs of the system surpass the balances currently available. As a result, expenditures by the Company in support of marketing and reservation services in excess of available revenues are deferred and recorded as an asset in the Company’s financial statements. Conversely, cumulative marketing and reservation system revenues not expended are deferred and recorded as a liability in the financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements or utilized to reimburse the Company for prior year advances.
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
At December 31, 2015 and 2014, the Company billed cumulative marketing and reservation system fees in excess of expenses incurred totaling $30.7 million and $44.3 million, respectively, with the excess reflected as an other long-term liability in the accompanying consolidated balance sheets. Depreciation and amortization expense attributable to marketing and reservation activities for the years ended December 31, 2015, 2014 and 2013 was $23.0 million, $17.1 million and $16.0 million, respectively. Interest expense attributable to reservation activities was $27 thousand, $1.9 million and $3.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

8. Investments in Unconsolidated Entities

The Company maintains a portfolio of investments owned through noncontrolling interests in equity method investments with one or more partners. Investments in unconsolidated entities include investments in joint ventures totaling $64.3 million and $47.1 million at December 31, 2015 and 2014, respectively, that the Company has determined to be variable interest entities ("VIEs"). These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria hotels and suites in strategic markets. Based on an analysis of who has the power to direct the activities that most significantly impact these entities performance and who has an obligation to absorb losses of these entities or a right to receive benefits from these entities that could potentially be significant to the entity, the Company has determined that it is not the primary beneficiary of any of its VIEs. The Company based its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and the relevant development, operating management and financial agreements. Although the Company is not the primary beneficiary of these VIEs, it does exercise significant influence through its equity ownership and as a result the Company's investment in these entities is accounted for under the equity method. For the years ended December 31, 2015 and 2014, the Company recognized losses totaling $2.0 million and $1.5 million from the investment in these entities, respectively. The Company's maximum exposure to losses related to its investments in VIEs is limited to its equity investments as well as certain guarantees as described in Note 26 "Commitments and Contingencies" of these financial statements.
Equity method investment ownership interests at December 31, 2015 and 2014 are as follows:

	Ownership Interest
Equity Method Investment	December 31, 2015	December 31, 2014
Main Street WP Hotel Associates, LLC	50%	50%
FBC-CHI Hotels LLC	40%	40%
CS Hotel 30W46th, LLC	25%	25%
CS Brickell, LLC	50%	50%
CHH Plano, LLC	—%	50%
CS Maple Grove LLC	50%	50%
CS Hotel West Orange, LLC	50%	50%
Hotel JV Services, LLC*	16%	16%
City Market Hotel Development LLC	43%	43%
CS at Phoenix, LLC	50%	50%
CS Woodlands, LLC	50%	50%
Choice Hotels Canada, Inc.*	50%	50%

*Non-variable interest entity investments

The following tables present summarized financial information for all unconsolidated ventures in which the Company holds an investment that is accounted for under the equity method.

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Revenues	$44,015	$30,608	$25,076
Operating income (loss)	1,196	(2,533)	(752)
Income from continuing operations	(2,382)	(3,616)	(721)
Net income	(2,382)	(4,670)	(1,858)

	As of December 31,
	2015	2014
	(in thousands)
Current assets	$44,951	$41,783
Non-current assets	257,022	202,810
Total assets	$301,973	$244,593

Current liabilities	$22,217	$17,823
Non-current liabilities	104,344	98,535
Total liabilities	$126,561	$116,358

9. Other Assets
Other assets consist of the following at:

	December 31,
	2015	2014
	(in thousands)
Land	$10,206	$4,011
Other assets	6,701	3,452
Total	$16,907	$7,463
Land represents the Company’s purchase of real estate as part of its program to incent franchise development in strategic markets for certain brands. The Company has acquired this real estate with the intent to develop the land for the eventual construction of a hotel operated under the Company's brands or contribute the land into joint ventures for the same purpose. The real estate is carried at the lower of its carrying value or its estimated fair value (based on comparable sales), less estimated costs to sell.

10.	Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	December 31,
	2015	2014
	(in thousands)
Accrued compensation and benefits	$34,107	$29,975
Accrued interest	16,553	16,418
Dividends payable	11,548	11,176
Deferred rent and unamortized lease incentives	2,250	2,124
Termination benefits	600	984
Other liabilities and contingencies	5,590	3,481
Total	$70,648	$64,158

11.	Deferred Revenue
Deferred revenue consists of the following:

	December 31,
	2015	2014
	(in thousands)
Loyalty programs	$62,258	$57,757
Initial, relicensing and franchise fees	6,530	6,439
Procurement services fees	2,353	1,936
Other	446	250
Total	$71,587	$66,382

12.	Other Non-Current Liabilities
Other non-current liabilities consist of the following at:

	December 31,
	2015	2014
	(in thousands)
Marketing and reservation liability (see Note 7)	$30,662	$44,272
Deferred rent and unamortized lease incentives	13,485	14,898
Deferred revenue	13,085	4,320
Uncertain tax positions	3,620	4,108
Other liabilities	7,731	2,306
Total	$68,583	$69,904
Uncertain tax positions have been recorded for potential exposures involving tax positions that could be challenged by taxing authorities.

13.	Debt
Debt consists of the following at:

	December 31,
	2015	2014
	(in thousands)
$400 million senior unsecured notes with an effective interest rate of 6.0% less deferred issuance costs of $5.4 million and $6.0 million at December 31, 2015 and 2014, respectively	$394,618	$393,961
$250 million senior unsecured notes with an effective interest rate of 6.19%, less a discount and deferred issuance costs of $1.4 million and $1.7 million at December 31, 2015 and 2014, respectively	248,568	248,262
$350 million senior secured credit facility with an effective interest rate of 2.17%, less deferred issuance costs of $1.9 million at December 31, 2014	—	127,435
$450 million senior unsecured credit facility with an effective interest rate of 1.87%, less deferred issuance costs of $3.0 million at December 31, 2015	156,025	—
Fixed rate collateralized mortgage with an effective interest rate of 4.57%, plus a fair value adjustment of $0.9 million and $1.2 million at December 31, 2015 and 2014, respectively	10,048	10,667
Economic development loans with an effective rate interest rate of 3.0% at December 31, 2015 and 2014	3,712	3,536
Capital lease obligations due 2016 with an effective interest rate of 3.18% at December 31, 2015 and 2014	430	1,149
Other notes payable	735	68
Total debt	814,136	785,078
Less current portion	1,191	12,349
Total long-term debt	$812,945	$772,729

Scheduled principal maturities of debt, net of unamortized discounts, premiums and deferred issuance costs, as of December 31, 2015 were as follows:

Year Ending	Senior Notes	Capital Lease	Revolving Credit Facility	Other Notes Payable	Total
	(in thousands)
2016	$—	$594	$—	$761	$1,355
2017	—	—	—	652	652
2018	—	—	—	588	588
2019	—	—	—	498	498
2020	248,568	—	156,025	8,284	412,877
Thereafter	394,618	—	—	3,712	398,330
Total payments	643,186	594	156,025	14,495	814,300
Less: Amount representing estimated executory costs	—	(159)	—	—	(159)
Less: Amounts representing interest	—	(5)	—	—	(5)
Net principal payments	$643,186	$430	$156,025	$14,495	$814,136
Senior Unsecured Notes Due 2022
On June 27, 2012, the Company issued unsecured senior notes in the principal amount of $400 million (the "2012 Senior Notes") at par, bearing a coupon of 5.75% with an effective rate of 6.0%. The 2012 Senior Notes will mature on July 1, 2022, with interest to be paid semi-annually on January 1st and July 1st. The Company used the net proceeds of this offering, after deducting underwriting discounts, commissions and other offering expenses, together with borrowings under the Company's senior credit facility, to pay a special cash dividend totaling approximately $600.7 million paid to stockholders on August 23,

2012. The Company's 2012 Senior Notes are guaranteed jointly, severally, fully and unconditionally, subject to certain customary limitations, by certain of the Company's domestic subsidiaries.
Debt issuance costs incurred in connection with the 2012 Senior Notes are amortized, utilizing the effective interest method through maturity. Amortization of these costs is included in interest expense in the consolidated statements of income.
The Company may redeem the 2012 Senior Notes at its option at a redemption price equal to the greater of (a) 100% of the principal amount of the notes to be redeemed, or (b) the sum of the present values of the remaining scheduled principal and interest payments from the redemption date to the date of maturity, discounted to the redemption date on a semi-annual basis at the Treasury Rate plus 50 basis points.
Senior Unsecured Notes Due 2020
On August 25, 2010, the Company issued unsecured senior notes in the principal amount of $250 million (the "2010 Senior Notes") at a discount of $0.6 million, bearing a coupon of 5.7% with an effective rate of 6.19%. The 2010 Senior Notes will mature on August 28, 2020, with interest to be paid semi-annually on February 28th and August 28th. The Company used the net proceeds from the offering, after deducting underwriting discounts and other offering expenses, to repay outstanding borrowings and for other general corporate purposes. The Company’s 2010 Senior Notes are guaranteed jointly, severally, fully and unconditionally, subject to certain customary limitations, by certain of the Company's domestic subsidiaries.
Bond discounts and debt issuance costs incurred in connection with the 2010 Senior Notes are amortized on a straight-line basis, which is not materially different than the effective interest method, through maturity. Amortization of these costs is included in interest expense in the consolidated statements of income.
The Company may redeem the 2010 Senior Notes at its option at a redemption price equal to the greater of (a) 100% of the principal amount of the notes to be redeemed, or (b) the sum of the present values of the remaining scheduled principal and interest payments from the redemption date to the date of maturity, discounted to the redemption date on a semi-annual basis at the Treasury Rate plus 45 basis points.
Revolving Credit Facilities
On July 21, 2015, the Company refinanced its existing $350 million senior secured credit facility, comprised of a $200 million revolving credit tranche and a $150 million term loan tranche (the "Term Loan"), by entering into a new senior unsecured revolving credit agreement ("Credit Agreement"), with Deutsche Bank AG New York Branch as administrative agent.
The Credit Agreement provides for a $450 million unsecured revolving credit facility (the "New Revolver") with a final maturity date of July 21, 2020, subject to optional one-year extensions that can be requested by the Company prior to each of the first, second and third anniversaries of the closing date of the New Revolver. The effectiveness of any such extensions is subject to the consent of the lenders under the Credit Agreement and certain customary conditions. Up to $35 million of borrowings under the New Revolver may be used for alternative currency loans and up to $15 million of borrowings under the New Revolver may be used for swing line loans.
The New Revolver is unconditionally guaranteed, jointly and severally, by certain of the Company's domestic subsidiaries, which are considered restricted subsidiaries under the Credit Agreement. The subsidiary guarantors currently include all subsidiaries that guarantee the obligations under the Company's Indenture governing the terms of its 5.75% senior notes due 2022 and its 5.70% senior notes due 2020. If the Company achieves and maintains an Investment Grade Rating, as defined in the Credit Agreement, the subsidiary guarantees will, at the election of the Company, be released and the New Revolver will not be guaranteed.

The Company may at any time prior to the final maturity date increase the amount of the New Revolver by up to an additional $150 million to the extent that any one or more lenders commit to being a lender for the additional amount and certain other customary conditions are met.

The Company currently may elect to have borrowings under the New Revolver bear interest at a rate equal to (i) LIBOR plus a margin ranging from 135 to 175 basis points based on the Company’s total leverage ratio, or (ii) a base rate plus a margin ranging from 35 to 75 basis points based on the Company’s total leverage ratio. If the Company achieves an Investment Grade Rating, the Company may elect to use a different ratings-based pricing grid set forth in the Credit Agreement.

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

The Credit Agreement requires that the Company and its restricted subsidiaries comply with various covenants, including, with respect to restrictions on liens, incurring indebtedness, making investments and effecting mergers and/or asset sales. With respect to dividends, the Company may not declare or make any payment if there is an existing event of default or if the payment would create an event of default. In addition, if the Company’s total leverage ratio exceeds 4.0 to 1.0, the Company is generally restricted from paying aggregate dividends in excess of $50 million in any calendar year.

The Credit Agreement imposes financial maintenance covenants requiring the Company to maintain a total leverage ratio of not more than 4.5 to 1.0 and a consolidated fixed charge coverage ratio of at least 2.5 to 1.0. If the Company achieves and maintains an Investment Grade Rating, the Company will not need to comply with the consolidated fixed charge coverage ratio covenant.

The Credit Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Credit Agreement to be immediately due and payable. At December 31, 2015, the Company was in compliance with all financial covenants under the Credit Agreement.

The proceeds of the New Revolver are expected to be used for general corporate purposes, including working capital, debt repayment, stock repurchases, dividends, investments and other permitted uses set forth in the Credit Agreement.

The Company incurred debt issuance costs in connection with the New Revolver totaling approximately $3.2 million, which are included in long-term debt within the Company's consolidated balance sheets. These debt issuance costs are amortized, on a straight-line basis, which is not materially different than the effective interest method, through the maturity of the New Revolver. Amortization of these costs is included in interest expense in the consolidated statements of income.

Fixed Rate Collateralized Mortgage
On December 30, 2014, a court awarded the Company title to an office building as settlement for a portion of an outstanding loan receivable for which the building was pledged as collateral. In conjunction with the court award, the Company also assumed the $9.5 million mortgage on the property with a fixed interest rate of 7.26%. The mortgage, which is collateralized by the office building, requires monthly payments of principal and interest and matures in December 2020 with a a balloon payment due of $6.9 million. At the time of acquisition, the Company determined that the fixed interest rate of 7.26% exceeded market interest rates and therefore the Company increased the carrying value of the debt by $1.2 million to record the debt at fair value. The fair value adjustment is being amortized over the remaining term of the mortgage utilizing the effective interest method.
Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At December 31, 2015, the Company had been advanced approximately $3.7 million pursuant to these agreements and expects to receive the remaining $0.7 million over the next several years, subject to annual appropriations by the governmental entities. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration of the Company's ten year corporate headquarters lease in 2023 will be forgiven in full. The advances will be included in long-term debt in Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all current performance conditions as of December 31, 2015.

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
In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan ("EDCP") which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust and invest these amounts in a selection of available diversified investment options. In 1997, the Company adopted the Choice Hotels International, Inc. Non-Qualified Retirement Savings and Investment Plan ("Non-Qualified Plan"). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. Under the EDCP and Non-Qualified Plan, (together, the "Deferred Compensation Plan"), the Company recorded current and long-term deferred compensation liabilities of $23.0 million and $24.6 million at December 31, 2015 and 2014, respectively, related to these deferrals and credited investment return under these two deferred compensation plans. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. The net increase (decrease) in compensation expense recorded in SG&A for the years ended December 31, 2015, 2014 and 2013 were $(0.2) million, $0.1 million and $2.6 million, respectively.
Under the Deferred Compensation Plan, the Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that offset the earnings credited to the participants. The diversified investments held in the trusts totaled $17.8 million and $17.8 million as of December 31, 2015 and 2014, respectively, and are recorded at their fair value, based on quoted market prices. At December 31, 2015, the Company expects $0.2 million of the assets held in the trust to be distributed during the year ended December 31, 2016 to participants. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment gains (losses) during the years ended December 31, 2015, 2014 and 2013 of $(0.5) million, $(0.4) million and $1.6 million, respectively. During 2015, all shares of the Company's common stock held in the Deferred Compensation Plan were sold and therefore, the Deferred Compensation Plan held no shares of the Company's common stock at December 31, 2015. The Deferred Compensation Plan held shares of the Company's common stock with a market value of $1.5 million at December 31, 2014, which were recorded as a component of shareholders' deficit.

15.	Fair Value Measurements
The Company estimates the fair value of its financial instruments utilizing a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The following summarizes the three levels of inputs, as well as the assets that the Company values using those levels of inputs.
Level 1: Quoted prices in active markets for identical assets and liabilities. The Company’s Level 1 assets consist of marketable securities (primarily mutual funds) held in the Deferred Compensation Plan.
Level 2: Observable inputs, other than quoted prices in active markets for identical assets and liabilities, such as quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable. The Company’s Level 2 assets consist of money market funds held in the Deferred Compensation Plan and those recorded in cash and cash equivalents.
Level 3: Unobservable inputs, supported by little or no market data available, where the reporting entity is required to develop its own assumptions to determine the fair value of the instrument. The Company does not currently have any assets whose fair value was determined using Level 3 inputs.
The Company's policy is to recognize transfers in and transfers out of the three levels of the fair value hierarchy as of the end of each quarterly reporting period. There were no transfers between Level 1, 2 and 3 assets during the years ended December 31, 2015 and 2014.

As of December 31, 2015 and 2014, the Company had the following assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets (in thousands)
December 31, 2015
Money market funds, included in cash and cash equivalents	$50,001	$—	$50,001	$—
Mutual funds(1)	16,542	16,542	—	—
Money market funds(1)	1,307	—	1,307	—
	$67,850	$16,542	$51,308	$—
December 31, 2014
Money market funds, included in cash and cash equivalents	$50,001	$—	$50,001	$—
Mutual funds(1)	16,405	16,405	—	—
Money market funds(1)	1,348	—	1,348	—
	$67,754	$16,405	$51,349	$—
____________________________

(1)	Included in Investments, employee benefit plans at fair value on consolidated balance sheets.
Other Financial Instruments
The Company believes that the fair values of its current assets and current liabilities approximate their reported carrying amounts due to the short-term nature of these items. In addition, the interest rates of the Company’s Credit Facility adjust frequently based on current market rates; accordingly its carrying amount approximates fair value.
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
The fair value of the Company's $250 million and $400 million senior notes are classified as Level 2 as the significant inputs are observable in an active market. At December 31, 2015 and 2014, the $250 million senior notes had an approximate fair value of $267.7 million and $268.9 million, respectively. At December 31, 2015 and 2014, the $400 million senior notes had an approximate fair value of $432.0 million and $437.7 million, respectively.
Fair values estimated are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may be possible and may not be a prudent management decision.

16.	401(k) Retirement Plan
The Company sponsors a 401(k) retirement plan for all eligible employees. For the years ended December 31, 2015, 2014 and 2013, the Company recorded compensation expense of $4.9 million, $3.5 million and $3.7 million, respectively, representing matching contributions for plan participants. In accordance with the safe harbor matching provisions of the plan, the Company matches plan participant contributions in cash as bi-weekly deductions are made.

17.	Income Taxes
Total income from continuing operations before income taxes, classified by source of income, was as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
U.S.	$151,209	$138,616	$122,517
Outside the U.S.	32,776	35,142	36,155
Income from continuing operations before income taxes	$183,985	$173,758	$158,672

The provision for income taxes, classified by the timing and location of payment, was as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Current tax expense
Federal	$50,794	$67,985	$46,925
State	5,476	6,278	4,891
Foreign	592	1,689	1,914
Deferred tax (benefit) expense
Federal	(112)	(21,398)	(7,011)
State	(737)	(2,116)	(635)
Foreign	(57)	(153)	(762)
Income taxes	$55,956	$52,285	$45,322

Net deferred tax assets consisted of:

	December 31,
	2015	2014
	(in thousands)
Property, equipment and intangible assets	$(8,899)	$(8,687)
Accrued compensation	16,274	15,124
Accrued expenses	35,415	35,023
Foreign operations	(868)	790
Valuation allowance on foreign deferred tax assets	(153)	(153)
Foreign net operating losses	1,897	1,800
Valuation allowance on foreign net operating losses	(1,383)	(1,800)
Deferred tax asset on unrecognized tax positions	1,200	1,283
Other	(1,555)	1,026
Net deferred tax assets	41,928	44,406

Balance sheet presentation:

	December 31,
	2015	2014
	(in thousands)
Non-current net deferred tax assets	$42,434	$44,406
Non-current net deferred tax liabilities	(506)	—
Net deferred tax assets	$41,928	$44,406

As of December 31, 2015, the Company had foreign net operating loss carryforwards of approximately $6.5 million before applying tax rates for the respective jurisdictions, subject to a valuation allowance of $4.4 million. Approximately $3.0 million of our foreign net operating losses may expire between 2019 and 2024. In addition, the Company has recorded a valuation allowance on approximately $0.5 million of foreign deferred tax assets before applying the tax rate of the respective jurisdiction.

The statutory United States federal income tax rate reconciles to the effective income tax rates for continuing operations as follows:

	Year Ended December 31,
	2015	2014	2013
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.7%	1.6%	1.6%
Benefits and taxes related to foreign operations	(6.2)%	(6.2)%	(7.2)%
Unrecognized tax positions	(0.2)%	(0.4)%	(0.2)%
Other	0.1%	0.1%	(0.6)%
Effective income tax rates	30.4%	30.1%	28.6%

The Company's effective income tax rates from continuing operations were 30.4% and 30.1% for the years ended December 31, 2015 and 2014, respectively. The effective tax rate for discontinued operations was 37.1% for the years ended December 31, 2014 and 2013.
The effective income tax rates for the years ended December 31, 2015 and 2014 were lower than the United States federal statutory rate of 35% primarily due to the recurring impact of foreign operations, partially offset by state income taxes. Additionally, the effective income tax rates for the years ended December 31, 2015 and 2014 were reduced by the settlement of unrecognized tax positions.
As of December 31, 2015 and 2014, the Company’s gross unrecognized tax benefits totaled $3.1 million and $3.4 million, respectively. After considering the deferred income tax accounting impact, it is expected that about $1.9 million of the total as of December 31, 2015 would favorably affect the effective tax rate if resolved in the Company’s favor. The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

	2015	2014	2013
	(in thousands)
Balance, January 1	$3,395	$4,047	$4,415
Changes for tax positions of prior years	116	5	503
Increases for tax positions related to the current year	772	1,201	1,164
Settlements and lapsing of statutes of limitations	(1,146)	(1,858)	(2,035)
Balance, December 31	$3,137	$3,395	$4,047

It is reasonably possible that the Company’s unrecognized tax benefits could decrease within the next 12 months by as much as $3.1 million due to settlements and the expiration of applicable statutes of limitations.

The practice of the Company is to recognize interest and penalties related to income tax matters in the provision for income taxes. The Company did not incur any material interest or penalties for 2015 and 2014. The Company had $0.5 million and $0.7 million of accrued interest and penalties at December 31, 2015 and 2014 , respectively.

The Company has not provided deferred United States income taxes on approximately $237.5 million of accumulated and undistributed earnings of its foreign subsidiaries.  The Company's intent is for such earnings to be permanently reinvested in operations outside the United States.  Determination of the deferred United States income tax liability on these earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

18.	Share-Based Compensation and Capital Stock
Dividends
The Company currently pays a quarterly dividend on its common stock of $0.205 per share, however the declaration of future dividends is subject to the discretion of the board of directors. During the year ended December 31, 2013, the Company's board of directors declared quarterly cash dividends at a quarterly rate of $0.185 per share for an annual rate of $0.74 per share or $42.7 million. During the year ended December 31, 2014, the Company maintained its quarterly dividend rate of $0.185 per share for the first three quarters of 2014. In the fourth quarter of 2014, the Company's board of directors announced an increase in the quarterly dividend rate to $0.195 per share for an annual rate of $0.75 or $43.4 million. During the year ended December 31, 2015, the Company maintained its quarterly dividend rate of $0.195 per share for the first three quarters of 2015. In the fourth quarter of 2015, the Company's board of directors announced an increase in the quarterly dividend rate to $0.205 per share. As a result, annual dividends declared during the year ended December 31, 2015 were $0.79 per share or $45.1 million.
In addition, during the years ended December 31, 2015, 2014 and 2013, the Company paid previously declared but unrecorded dividends totaling $0.5 million, $0.4 million and $0.5 million, respectively, that were contingent upon the vesting of performance vested restricted units.
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
The Company has stock compensation plans pursuant to which it is authorized to grant stock-based awards of up to 7.6 million shares of the Company’s common stock, of which 2.1 million shares remain available for grant as of December 31, 2015. The Company’s policy allows the issuance of new or treasury shares to satisfy stock-based awards. Restricted stock, stock options, stock appreciation rights and performance share awards may be granted to officers, key employees and non-employee directors with contractual terms set by the Compensation and Management Development Committee of the Board of Directors.

Stock Options
The Company granted approximately 0.5 million, 0.7 million and 0.2 million options to certain employees of the Company at a fair value of approximately $6.2 million, $5.7 million and $1.7 million during the years ended December 31, 2015, 2014 and 2013, respectively. The stock options granted by the Company had an exercise price equal to the market price of the Company’s common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2015	2014	2013
Risk-free interest rate	1.45%	1.56%	0.73%
Expected volatility	23.94%	25.01%	38.14%
Expected life of stock option	4.6 years	4.5 years	4.5 years
Dividend yield	1.23%	1.62%	2.01%
Requisite service period	4 years	4 years	4 years
Contractual life	7 years	7 years	7 years
Weighted average fair value of options granted (per option)	$12.39	$8.82	$9.89
The expected life of the options and volatility are based on the historical data which is believed to be indicative of future exercise patterns and volatility. Historical volatility is calculated based on a period that corresponds to the expected life of the stock option. The dividend yield and the risk-free rate of return are calculated on the grant date based on the then current dividend rate and the risk-free rate for the period corresponding to the expected life of the stock option. Compensation expense related to the fair value of these awards is recognized straight-line over the requisite service period based on those awards that ultimately vest.
The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2015 was $25.2 million and $20.7 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $10.5 million, $10.1 million and $5.2 million, respectively.
The Company received $7.1 million, $10.1 million, and $8.9 million in proceeds from the exercise of 0.3 million, 0.4 million and 0.3 million employee stock options during the years ended December 31, 2015, 2014 and 2013, respectively.

The following table summarizes information about stock options outstanding at December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2015	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2015	Weighted Average Exercise Price
$ 0.00 to $24.37	200,311	0.2 years	$20.58	200,311	$20.58
$24.38 to $29.25	439,160	2.0 years	$25.69	390,784	$25.53
$29.26 to $34.12	163,058	2.1 years	$31.31	163,058	$31.31
$34.13 to $39.00	161,616	4.1 years	$36.76	79,621	$36.76
$39.01 to $43.87	—	—	$—	—	$—
$43.88 to $48.75	633,730	5.2 years	$45.59	157,428	$45.59
$48.76 to $65.00	486,326	6.2 years	$63.47	—	$—
	2,084,201	4.0 years	$41.36	991,202	$29.57

Restricted Stock
The following table is a summary of activity related to restricted stock grants for the year ended December 31:

	2015	2014	2013
Restricted shares granted	125,510	154,833	225,240
Weighted average grant date fair value per share	$61.41	$46.81	$37.74
Aggregate grant date fair value ($000)	$7,707	$7,248	$8,500
Restricted shares forfeited	19,833	23,804	40,552
Vesting service period of shares granted	12 - 48 months	12 - 48 months	12 - 48 months
Fair value of shares vested ($000)	$12,311	$10,280	$8,569
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
Performance Vested Restricted Stock Units
The Company has granted performance vested restricted stock units (“PVRSU”) to certain employees. The fair value is measured by the market price of the Company’s common stock on the date of grant. The vesting of these stock awards is contingent upon the Company achieving performance targets at the end of specified performance periods and the employees’ continued employment. The performance conditions affect the number of shares that will ultimately vest. The range of possible stock-based awards vesting is generally between 0% and 200% of the initial target. If minimum performance targets are not attained then no awards will vest under the terms of the various PVRSU agreements. Compensation expense related to these awards is recognized over the requisite period based on the Company's estimate of the achievement of the various performance targets. The Company has currently estimated that between 0% and 200% of the various award targets will be achieved. Compensation expense is recognized ratably over the requisite service period only on those PVRSUs that ultimately vest.
The following table is a summary of activity related to PVRSU grants for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Performance vested restricted stock units granted at target	71,006	24,678	80,184
Weighted average grant date fair value per share	$58.12	$45.59	$39.48
Aggregate grant date fair value ($000)	$4,127	$1,125	$3,165
Stock units forfeited	6,079	22,099	3,334
Requisite service period	36-43 months	36 months	22-38 months
During the year ended December 31, 2015, a total of 42,326 PVRSU grants vested at a grant date fair value of $1.5 million. These PVRSU grants were initially granted at a target of 38,476 units. However, since the Company achieved 110% of the targeted performance conditions contained in the stock awards granted in prior periods, an additional 3,850 shares were earned and issued. During the year ended December 31, 2014, a total of 28,886 PVRSU grants vested at a grant date fair value of $1.4 million. These PVRSU grants were initially granted at a target of 18,635 units. However, since the Company achieved 155% of the targeted performance conditions contained in the stock awards granted in prior periods, an additional 10,251 shares were earned and issued. During the year ended December 31, 2013 a total of 39,816 PVRSU grants vested at a grant date fair value of $1.5 million. These PVRSU grants were initially granted at a target of 30,624 units. However, since the Company achieved 130% of the targeted performance conditions contained in the stock awards granted in prior periods, an additional 9,192 shares were earned and issued.
During the year ended December 31, 2015, 2014 and 2013, PVRSU grants totaling 6,079 units, 22,099 units and 3,334 units, respectively, were forfeited due to termination of employment.

A summary of stock-based award activity as of December 31, 2015, 2014 and 2013 and the changes during the years are presented below:

	2015
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	1,903,177	$33.03		479,556	$40.14	200,286	$38.28
Granted	498,911	$63.47		125,510	$61.41	71,006	$58.12
Performance-Based Leveraging*	—	$—		—	$—	3,850	$35.60
Exercised/Vested	(295,037)	$23.91		(200,743)	$38.94	(42,326)	$35.60
Expired	—	$—		—	$—	—	$—
Forfeited	(22,850)	$55.44		(19,833)	$46.17	(6,079)	$32.90
Outstanding at December 31, 2015	2,084,201	$41.36	4.0 years	384,490	$47.40	226,737	$45.09
Options exercisable at December 31, 2015	991,202	$29.57	2.3 years

* PVRSU units outstanding have been increased by 3,850 units during the year ended December 31, 2015, due to the Company exceeding the targeted performance conditions contained in PVRSU's granted in prior periods.

	2014
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	1,661,952	$26.44		563,345	$36.64	216,342	$37.34
Granted	651,757	$45.59		154,833	$46.81	24,678	$45.59
Exercised/Vested	(390,290)	$25.87		(214,818)	$35.91	(28,886)	$41.25
Performance-Based Leveraging*	—	$—		—	$—	10,251	$41.25
Expired	—	$—		—	$—	—	$—
Forfeited	(20,242)	$34.33		(23,804)	$38.97	(22,099)	$34.77
Outstanding at December 31, 2014	1,903,177	$33.03	3.8 years	479,556	$40.14	200,286	$38.28
Options exercisable at December 31, 2014	995,173	$25.06	2.0 years

* PVRSU units outstanding have been increased by 10,251 units during the year ended December 31, 2014, due to the Company exceeding the targeted performance conditions contained in PVRSU's granted in prior periods.

	2013
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	1,934,034	$25.80		606,547	$35.17	170,116	$35.56
Granted	173,413	$36.76		225,240	$37.74	80,184	$39.48
Performance-Based Leveraging*	—	$—		—	$—	9,192	$32.60
Exercised/Vested	(347,180)	$25.54		(227,890)	$33.94	(39,816)	$32.60
Expired	(75,473)	$36.99		—	$—	—	$—
Forfeited	(22,842)	$28.94		(40,552)	$35.85	(3,334)	$41.25
Outstanding at December 31, 2013	1,661,952	$26.44	3.0 years	563,345	$36.64	216,342	$37.34
Options exercisable at December 31, 2013	1,181,374	$24.61	2.2 years

* PVRSU units outstanding have been increased by 9,192 units during the year ended December 31, 2013, due to the Company exceeding the targeted performance conditions contained in PVRSU's granted in prior periods.
The components of the Company’s pretax stock-based compensation expense and associated income tax benefits are as follows for the years ended December 31:

(in millions)	2015	2014	2013
Stock options	$3.4	$2.4	$1.8
Restricted stock	6.8	7.2	7.5
Performance vested restricted stock units	1.9	(0.2)	2.2
Total	$12.1	$9.4	$11.5
Income tax benefits	$4.5	$3.5	$4.2

During all years presented, the Company revised its estimate of the projected achievement of various performance conditions that affect the number of PVRSUs that will ultimately vest. As a result, previously recognized stock-based compensation costs related to these PVRSUs has been increased by $0.3 million for the year ended December 31, 2015 and decreased by $1.3 million and $0.3 million during the years ended December 31, 2014 and 2013, respectively.
The total unrecognized compensation costs related to stock-based awards that have not yet vested and the related weighted average amortization period over which the costs are to be recognized as of December 31, 2015 are as follows:

	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Amortization Period
	(in millions)
Stock options	$8.3	2.7 years
Restricted stock	11.9	2.4 years
Performance vested restricted stock units	3.7	2.3 years
Total	$23.9
Share Repurchases and Redemptions
The Company announced a stock repurchase program on June 25, 1998 to return excess capital to its shareholders. Treasury stock activity is recorded at cost in the accompanying consolidated financial statements. During the year ended December 31, 2015, the Company repurchased 1.3 million of its common stock under the repurchase program at a total cost of

$66.4 million. During the year ended December 31, 2014, the Company repurchased 1.4 million of its common stock under the repurchase program at a total cost of $72.6 million. These shares were purchased from family members of the Company's largest shareholder. There were no share repurchases during the year ended December 31, 2013. Through December 31, 2015, the Company repurchased 48.1 million shares of its common stock (including 33.0 million prior to the two-for-one stock split effected in October 2005) under the share repurchase program at a total cost of $1.2 billion.
During 2015, the Company redeemed 106,405 shares of common stock at a total cost of $6.4 million from employees to satisfy the option price and minimum tax-withholding requirements related to the exercising of options and vesting of performance vested restricted stock units and restricted stock grants. During 2014 and 2013, the Company redeemed 110,579 and 103,880 shares of common stock at a total cost of $5.3 million and $4.0 million, respectively. These redemptions were outside the share repurchase program initiated in June 1998.
Other
Effective January 1, 2014, the Company reduced its reported number of common shares outstanding by 0.3 million shares to address a reconciling item with the Company's share transfer agent.

19.	Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss is as follows:

	December 31,
	2015	2014	2013
	(in thousands)
Foreign currency translation adjustments	$(4,756)	$(2,087)	$(472)
Deferred loss on cash flow hedge	(4,022)	(4,884)	(5,745)
Total accumulated other comprehensive loss	$(8,778)	$(6,971)	$(6,217)

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

 The following represents the changes in accumulated other comprehensive loss, net of tax by component for the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015			Year Ended December 31, 2014
	Loss on Cash Flow Hedge	Foreign Currency Items	Total	Loss on Cash Flow Hedge	Foreign Currency Items	Total
	(in thousands)			(in thousands)
Beginning Balance	$(4,884)	$(2,087)	$(6,971)	$(5,745)	$(472)	$(6,217)
Other comprehensive income (loss) before reclassification	—	(2,669)	(2,669)	—	(1,615)	(1,615)
Amounts reclassified from accumulated other comprehensive income (loss)	862	—	862	861	—	861
Net current period other comprehensive income (loss)	862	(2,669)	(1,807)	861	(1,615)	(754)
Ending Balance	$(4,022)	$(4,756)	$(8,778)	$(4,884)	$(2,087)	$(6,971)

The amounts reclassified from other accumulated other comprehensive income (loss) during the years ended December 31, 2015 and 2014 were reclassified to the following line items in the Company's Consolidated Statements of Income.

Component	Amount Reclassified from Accumulated Other Comprehensive Income(Loss)		Affected Line Item in the Consolidated Statement of Income
	Year Ended December 31, 2015	Year Ended December 31, 2014
	(in thousands)
Loss on cash flow hedge
Interest rate contract	$862	$861	Interest expense
	—	—	Tax (expense) benefit
	$862	$861	Net of tax

20. Earnings Per Share
The computation of basic and diluted earnings per common share is as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share amounts)
Computation of Basic Earnings Per Share:
Numerator:
Net income from continuing operations	$128,029	$121,473	$113,350
Net income from discontinued operations	—	1,687	359
Net income	128,029	123,160	113,709
Income allocated to participating securities	(889)	(1,075)	(1,127)
Net income available to common shareholders	$127,140	$122,085	$112,582
Denominator
Weighted average common shares outstanding -- basic	56,814	57,730	57,925
Basic earnings per share -- Continuing operations	$2.24	$2.08	$1.94
Basic earnings per share -- Discontinued operations	—	0.03	—
	$2.24	$2.11	$1.94

Computation of Diluted Earnings Per Share:
Numerator:
Net income from continuing operations	$128,029	$121,473	$113,350
Net income from discontinued operations	—	1,687	359
Net income	128,029	123,160	113,709
Income allocated to participating securities	(884)	(1,069)	(1,122)
Net income available to common shareholders	$127,145	$122,091	$112,587
Denominator:
Weighted average common shares outstanding -- basic	56,814	57,730	57,925
Diluted effect of stock options and PVRSUs	459	526	410
Weighted average commons shares outstanding -- diluted	57,273	58,256	58,335

Diluted earnings per share -- Continuing operations	$2.22	$2.07	$1.92
Diluted earnings per share -- Discontinued operations	—	0.03	0.01
	$2.22	$2.10	$1.93
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
At December 31, 2015, 2014, and 2013, the Company had 2.1 million, 1.9 million and 1.7 million outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the period, unless the stock options would be anti-dilutive. For the year ended December 31, 2015, the Company excluded 0.5 million of anti-dilutive stock option from the diluted earning per share calculation. For the years ended December 31, 2014 and 2013, no anti-dilutive stock options were excluded from the diluted earnings per share calculation.
PVRSUs are also included in the diluted earnings per share calculation if the performance conditions have been met at the reporting date. However, at December 31, 2015, 2014, and 2013, PVRSUs totaling 178,536, 161,810 and 197,707 respectively, were excluded from the computation since the performance conditions had not been met.

21.	Operating Leases

The Company enters into operating leases primarily for office space, office equipment and transportation vehicles. Minimum rents as defined in the Company’s lease agreements including rent escalations, rent holidays and rental concessions are recognized on the straight-line basis over the non-cancellable lease term. Payments made to or on behalf of the Company for leasehold improvement incentives are considered reductions in rental expense and are amortized on a straight-line basis over the non-cancellable lease term. Rental expense under non-cancellable operating leases was approximately $10.5 million, $10.4 million and $12.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company received sublease rental income related to real estate leased to third-parties totaling $0.3 million, $0.4 million and $0.3 million during the years ended December 31, 2015, 2014 and 2013.
Future minimum lease payments are as follows:

	2016	2017	2018	2019	2020	Thereafter	Total
	(in thousands)
Minimum lease payments	$12,342	$11,670	$10,474	$9,697	$8,586	$18,183	$70,952
Minimum sublease rentals	(231)	(215)	(222)	(75)	—	—	(743)
	$12,111	$11,455	$10,252	$9,622	$8,586	$18,183	$70,209

22. Condensed Consolidating Financial Statements
The Company’s Senior Notes due 2020 and 2022 are guaranteed jointly, severally, fully and unconditionally, subject to certain customary limitations, by certain of the Company's domestic subsidiaries. There are no legal or regulatory restrictions on the payment of dividends to Choice Hotels International, Inc. from subsidiaries that do not guarantee the Senior Notes. As a result of the guarantee arrangements, the following condensed consolidating financial statements are presented. Investments in subsidiaries are accounted for under the equity method of accounting.

On July 21, 2015, the Company refinanced its existing $350 million senior credit facility ("Old Credit Facility") by entering into a new senior unsecured revolving credit facility ("New Credit Facility"). As a result of this refinancing, certain guarantor subsidiaries under the Old Credit Facility have been released as guarantor under the New Credit Facility and the Senior Notes due 2020 and 2022. As a result the following condensed consolidating financial statements for the prior year periods have been recast to reflect the guarantors under the New Credit Facility.

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Year Ended December 31, 2015
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$280,739	$134,944	$46,055	$(160,230)	$301,508
Initial franchise and relicensing fees	23,934	—	746	—	24,680
Procurement services	26,387	—	684	—	27,071
Marketing and reservation	446,358	454,916	15,827	(428,338)	488,763
Other items	13,744	—	4,203	(91)	17,856
Total revenues	791,162	589,860	67,515	(588,659)	859,878
OPERATING EXPENSES:
Selling, general and administrative	154,591	120,800	19,184	(160,321)	134,254
Marketing and reservation	464,439	437,378	15,284	(428,338)	488,763
Depreciation and amortization	2,405	7,595	1,542	—	11,542
Total operating expenses	621,435	565,773	36,010	(588,659)	634,559
Operating income	169,727	24,087	31,505	—	225,319
OTHER INCOME AND EXPENSES, NET:
Interest expense	42,276	2	555	—	42,833
Equity in earnings of consolidated subsidiaries	(45,155)	373	—	44,782	—
Other items, net	(957)	198	(740)	—	(1,499)
Other income and expenses, net	(3,836)	573	(185)	44,782	41,334
Income from continuing operations before income taxes	173,563	23,514	31,690	(44,782)	183,985
Income taxes	45,534	10,351	71	—	55,956
Income from from continuing operations, net of income taxes	128,029	13,163	31,619	(44,782)	128,029
Income from discontinued operations, net of income taxes	—	—	—	—	—
Net income	$128,029	$13,163	$31,619	$(44,782)	$128,029

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Year Ended December 31, 2014
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$262,540	$121,295	$44,357	$(140,654)	$287,538
Initial franchise and relicensing fees	18,753	—	728	—	19,481
Procurement services	22,959	23	837	—	23,819
Marketing and reservation	367,726	369,359	18,783	(343,249)	412,619
Other items	13,758	16	739	—	14,513
Total revenues	685,736	490,693	65,444	(483,903)	757,970
OPERATING EXPENSES:
Selling, general and administrative	137,759	110,504	13,809	(140,654)	121,418
Marketing and reservation	383,584	354,342	17,942	(343,249)	412,619
Depreciation and amortization	3,038	5,679	648	—	9,365
Total operating expenses	524,381	470,525	32,399	(483,903)	543,402
Operating income	161,355	20,168	33,045	—	214,568
OTHER INCOME AND EXPENSES, NET:
Interest expense	41,454	3	29	—	41,486
Equity in earnings of consolidated subsidiaries	(45,426)	(765)	—	46,191	—
Other items, net	(1,465)	567	222	—	(676)
Other income and expenses, net	(5,437)	(195)	251	46,191	40,810
Income from continuing operations before income taxes	166,792	20,363	32,794	(46,191)	173,758
Income taxes	43,632	7,922	731	—	52,285
Income from continuing operations, net of income taxes	123,160	12,441	32,063	(46,191)	121,473
Income from discontinued operations, net of income taxes	—	—	1,687	—	1,687
Net income	$123,160	$12,441	$33,750	$(46,191)	$123,160

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Year Ended December 31, 2013
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$243,272	$112,215	$43,967	$(131,642)	$267,812
Initial franchise and relicensing fees	17,432	—	1,254	—	18,686
Procurement services	19,864	—	804	—	20,668
Marketing and reservation	362,459	350,134	19,327	(324,287)	407,633
Other items	8,834	—	1,017	—	9,851
Total revenues	651,861	462,349	66,369	(455,929)	724,650
OPERATING EXPENSES:
Selling, general and administrative	128,966	100,821	13,568	(131,642)	111,713
Marketing and reservation	377,884	336,498	17,538	(324,287)	407,633
Depreciation and amortization	3,100	5,087	869	—	9,056
Total operating expenses	509,950	442,406	31,975	(455,929)	528,402
Operating income	141,911	19,943	34,394	—	196,248
OTHER INCOME AND EXPENSES, NET:
Interest expense	42,418	113	6	—	42,537
Equity in earnings of consolidated subsidiaries	(47,362)	(288)	—	47,650	—
Other items, net	(2,406)	(1,532)	(1,023)	—	(4,961)
Other income and expenses, net	(7,350)	(1,707)	(1,017)	47,650	37,576
Income from continuing operations before income taxes	149,261	21,650	35,411	(47,650)	158,672
Income taxes	35,552	8,897	873	—	45,322
Income from continuing operations, net of income taxes	113,709	12,753	34,538	(47,650)	113,350
Income from discontinued operations, net of income taxes	—	—	359	—	359
Net income	$113,709	$12,753	$34,897	$(47,650)	$113,709

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Year Ended December 31, 2015
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net income	$128,029	$13,163	$31,619	$(44,782)	$128,029
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	862	—	—	—	862
Foreign currency translation adjustment	(2,669)	—	(2,669)	2,669	(2,669)
Other comprehensive income (loss), net of tax	(1,807)	—	(2,669)	2,669	(1,807)
Comprehensive income	$126,222	$13,163	$28,950	$(42,113)	$126,222

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Year Ended December 31, 2014
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net income	$123,160	$12,441	$33,750	$(46,191)	$123,160
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	861	—	—	—	861
Foreign currency translation adjustment	(1,615)	—	(1,615)	1,615	(1,615)
Other comprehensive income (loss), net of tax	(754)	—	(1,615)	1,615	(754)
Comprehensive income	$122,406	$12,441	$32,135	$(44,576)	$122,406

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Year Ended December 31, 2013
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net income	$113,709	$12,753	$34,897	$(47,650)	$113,709
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	862	—	—	—	862
Foreign currency translation adjustment	(2,863)	—	(2,863)	2,863	(2,863)
Other comprehensive income (loss), net of tax	(2,001)	—	(2,863)	2,863	(2,001)
Comprehensive income	$111,708	$12,753	$32,034	$(44,787)	$111,708

Choice Hotels International, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2015
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$13,529	$19	$179,893	$—	$193,441
Receivables, net	79,381	1,132	8,992	(153)	89,352
Other current assets	19,029	14,176	5,331	(10,376)	28,160
Total current assets	111,939	15,327	194,216	(10,529)	310,953
Property and equipment, at cost, net	37,857	33,575	16,726	—	88,158
Goodwill	60,620	5,193	13,514	—	79,327
Franchise rights and other identifiable intangibles, net	2,965	1,013	7,970	—	11,948
Notes receivable, net of allowances	18,866	38,957	24,749	—	82,572
Investments, employee benefit plans, at fair value	—	17,674	—	—	17,674
Investments in affiliates	473,448	37,182	—	(510,630)	—
Advances to affiliates	17,144	212,773	7,789	(237,706)	—
Deferred income taxes	10,664	33,936	—	(2,166)	42,434
Other assets	319	45,383	38,348	(106)	83,944
Total assets	$733,822	$441,013	$303,312	$(761,137)	$717,010
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$12,359	$48,238	$3,987	$(153)	$64,431
Accrued expenses and other current liabilities	29,099	45,601	6,378	(10,271)	70,807
Deferred revenue	8,749	61,890	1,053	(105)	71,587
Current portion of long-term debt	—	430	761	—	1,191
Total current liabilities	50,207	156,159	12,179	(10,529)	208,016
Long-term debt	799,212	3,712	10,021	—	812,945
Deferred compensation & retirement plan obligations	—	22,849	10	—	22,859
Advances from affiliates	235,629	257	1,820	(237,706)	—
Other liabilities	44,673	15,755	10,933	(2,272)	69,089
Total liabilities	1,129,721	198,732	34,963	(250,507)	1,112,909
Total shareholders’ (deficit) equity	(395,899)	242,281	268,349	(510,630)	(395,899)
Total liabilities and shareholders’ deficit	$733,822	$441,013	$303,312	$(761,137)	$717,010

Choice Hotels International, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2014
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$25,290	$25	$189,564	$—	$214,879
Receivables, net	82,195	1,194	8,292	—	91,681
Other current assets	21,035	12,318	772	(15,256)	18,869
Total current assets	128,520	13,537	198,628	(15,256)	325,429
Property and equipment, at cost, net	25,300	37,675	14,334	—	77,309
Goodwill	60,620	5,193	—	—	65,813
Franchise rights and other identifiable intangibles, net	4,380	1,479	3,053	—	8,912
Notes receivable, net of allowances	11,847	27,895	699	—	40,441
Investments, employee benefit plans, at fair value	—	17,539	—	—	17,539
Investments in affiliates	424,600	39,231	—	(463,831)	—
Advances to affiliates	15,670	213,303	20,341	(249,314)	—
Deferred income taxes	11,410	31,696	1,300	—	44,406
Other assets	—	23,891	34,177	—	58,068
Total assets	$682,347	$411,439	$272,532	$(728,401)	$637,917
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$15,588	$37,924	$3,612	$—	$57,124
Accrued expenses and other current liabilities	28,719	48,127	2,653	(15,256)	64,243
Deferred revenue	8,467	57,339	576	—	66,382
Current portion of long-term debt	11,250	718	381	—	12,349
Total current liabilities	64,024	144,108	7,222	(15,256)	200,098
Long-term debt	758,407	3,966	10,356	—	772,729
Deferred compensation & retirement plan obligations	—	23,978	9	—	23,987
Advances from affiliates	237,973	344	10,997	(249,314)	—
Other liabilities	50,744	16,116	3,044	—	69,904
Total liabilities	1,111,148	188,512	31,628	(264,570)	1,066,718
Total shareholders’ (deficit) equity	(428,801)	222,927	240,904	(463,831)	(428,801)
Total liabilities and shareholders’ deficit	$682,347	$411,439	$272,532	$(728,401)	$637,917

Choice Hotels International, Inc.
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2015
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$100,643	$18,719	$41,167	$(657)	$159,872
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(20,242)	(6,952)	(571)	—	(27,765)
Acquisitions, net of cash acquired	—	—	(13,269)	—	(13,269)
Proceeds from sale of assets	93	4,661	1,593	—	6,347
Contributions to equity method investments	—	(22,205)	(1,532)	—	(23,737)
Distributions from equity method investments	—	—	518	—	518
Issuance of mezzanine and other notes receivable	(12,753)	—	(24,131)	—	(36,884)
Collections of mezzanine and other notes receivable	4,849	—	—	—	4,849
Purchases of investments, employee benefit plans	—	(3,220)	—	—	(3,220)
Proceeds from sales of investments, employee benefit plans	—	3,170	—	—	3,170
Advances to and investments in affiliates	—	(9,418)	—	9,418	—
Divestment in affiliates	—	10,735	—	(10,735)	—
Other items, net	(889)	(49)	(8,881)	—	(9,819)
Net cash used in investing activities	(28,942)	(23,278)	(46,273)	(1,317)	(99,810)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) pursuant to revolving credit facilities	159,000	—	(133)	—	158,867
Principal payments on long-term debt	(129,374)	(718)	(409)	—	(130,501)
Proceeds from the issuance of long-term debt	—	176	—	—	176
Purchase of treasury stock	(72,873)	—	—	—	(72,873)
Excess tax benefits from stock-based compensation	112	5,095	—	—	5,207
Proceeds from exercise of stock options	7,056	—	—	—	7,056
Debt issuance costs	(2,169)	—	—	—	(2,169)
Proceeds from contributions from affiliates	—	—	9,418	(9,418)	—
Distributions to affiliates	—	—	(10,735)	10,735	—
Dividends paid	(45,214)	—	(657)	657	(45,214)
Net cash provided from (used in) financing activities	(83,462)	4,553	(2,516)	1,974	(79,451)
Net change in cash and cash equivalents	(11,761)	(6)	(7,622)	—	(19,389)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(2,049)	—	(2,049)
Cash and cash equivalents at beginning of period	25,290	25	189,564	—	214,879
Cash and cash equivalents at end of period	$13,529	$19	$179,893	$—	$193,441

Choice Hotels International, Inc.
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2014
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$140,738	$21,099	$22,711	$(657)	$183,891
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(11,234)	(9,134)	(578)	—	(20,946)
Proceeds from sale of assets	27	516	15,069	—	15,612
Contributions to equity method investments	—	(11,390)	(6,399)	—	(17,789)
Issuance of mezzanine and other notes receivable	(3,340)	—	—	—	(3,340)
Collections of mezzanine and other notes receivable	11,289	—	—	—	11,289
Purchases of investments, employee benefit plans	—	(2,794)	—	—	(2,794)
Proceeds from sales of investments, employee benefit plans	—	964	—	—	964
Advances to and investments in affiliates	(1,000)	(5,578)	—	6,578	—
Divestment in affiliates	—	3,426	—	(3,426)	—
Other items, net	(496)	—	(146)	—	(642)
Net cash provided from (used in) investing activities	(4,754)	(23,990)	7,946	3,152	(17,646)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(9,375)	(701)	(32)	—	(10,108)
Proceeds from the issuance of long-term debt	—	176	74	—	250
Purchase of treasury stock	(77,972)	—	—	—	(77,972)
Excess tax benefits from stock-based compensation	299	3,422	—	—	3,721
Proceeds from exercise of stock options	10,098	—	—	—	10,098
Proceeds from contributions from affiliates	—	—	6,578	(6,578)	—
Distributions to affiliates	—	—	(3,426)	3,426	—
Dividends paid	(43,529)	—	(657)	657	(43,529)
Net cash provided from (used in) financing activities	(120,479)	2,897	2,537	(2,495)	(117,540)
Net change in cash and cash equivalents	15,505	6	33,194	—	48,705
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(1,621)	—	(1,621)
Cash and cash equivalents at beginning of period	9,785	19	157,991	—	167,795
Cash and cash equivalents at end of period	$25,290	$25	$189,564	$—	214,879

Choice Hotels International, Inc.
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2013
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$91,745	$26,925	$36,813	$(1,570)	$153,913
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(5,167)	(27,863)	(367)	—	(33,397)
Contributions to equity method investments	—	(2,401)	(3,284)	—	(5,685)
Issuance of mezzanine and other notes receivable	(1,095)	—	—	—	(1,095)
Collections of mezzanine and other notes receivable	9,748	—	—	—	9,748
Purchases of investments, employee benefit plans	—	(2,676)	—	—	(2,676)
Proceeds from sales of investments, employee benefit plans	—	4,168	—	—	4,168
Advances to and investments in affiliates	(1,000)	(2,284)	—	3,284	—
Other items, net	(485)	—	—	—	(485)
Net cash provided from (used in) investing activities	2,001	(31,056)	(3,651)	3,284	(29,422)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments pursuant to revolving credit facilities	(57,000)	—	—	—	(57,000)
Principal payments on long-term debt	(7,500)	(671)	(33)	—	(8,204)
Proceeds from the issuance of long-term debt	—	3,360	—	—	3,360
Purchase of treasury stock	(3,965)	—	—	—	(3,965)
Excess tax benefits from stock-based compensation	19	1,441	—	—	1,460
Proceeds from exercise of stock options	8,864	—	—	—	8,864
Proceeds from contributions from affiliates	—	—	3,284	(3,284)	—
Dividends paid	(32,799)	—	(1,570)	1,570	(32,799)
Net cash provided from (used in) financing activities	(92,381)	4,130	1,681	(1,714)	(88,284)
Net change in cash and cash equivalents	1,365	(1)	34,843	—	36,207
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(2,589)	—	(2,589)
Cash and cash equivalents at beginning of period	8,420	20	125,737	—	134,177
Cash and cash equivalents at end of period	$9,785	$19	$157,991	$—	$167,795

23.	Reportable Segment Information

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
The Company evaluates its segments based primarily on the results of the segment without allocating corporate expenses, income taxes or indirect general and administrative expenses, which are included in the Corporate and Other column. Corporate and Other revenues includes rental income related to an office building owned by the Company, as well as revenues from a recently acquired company which provides technological solutions for vacation rental management companies. Equity in earnings or losses from franchising related joint ventures is allocated to the Company's franchising segment. As described in Note 7, certain interest expenses related to the Company's marketing and reservation activities are allocated to the franchising segment. The Company does not allocate the remaining interest expense, interest income, other gains and losses or income taxes to its segments.

The following tables present the financial information for the Company's segments:

	Year Ended December 31, 2015
	Franchising	SkyTouch Technology	Corporate & Other	Elimination Adjustments	Consolidated
	(in thousands)
Revenues	$855,462	$1,186	$3,230	$—	$859,878
Operating income (loss)	285,752	(18,971)	(41,462)	—	225,319
Depreciation and amortization	6,762	1,450	3,330	—	11,542
Income (loss) from continuing operations, before income taxes	284,851	(18,971)	(81,895)	—	183,985
Capital expenditures	28,662	1,454	4,544	—	34,660
Total assets	397,428	4,073	315,509	—	717,010

	Year Ended December 31, 2014
	Franchising	SkyTouch Technology	Corporate & Other	Elimination Adjustments	Consolidated
	(in thousands)
Revenues	$757,370	$600	$—	$—	$757,970
Operating income (loss)	273,177	(17,065)	(41,544)	—	214,568
Depreciation and amortization	6,125	1,007	2,233	—	9,365
Income (loss) from continuing operations, before income taxes	272,520	(17,065)	(81,697)	—	173,758
Capital expenditures	19,958	1,816	14,800	—	36,574
Total assets	318,306	4,197	315,414	—	637,917

	Year Ended December 31, 2013
	Franchising	SkyTouch Technology	Corporate & Other	Elimination Adjustment	Consolidated
	(in thousands)
Revenues	$724,617	$33	$—	$—	$724,650
Operating income (loss)	248,253	(9,994)	(42,011)	—	196,248
Depreciation and amortization	6,280	398	2,378	—	9,056
Income (loss) from continuing operations, before income taxes	248,887	(9,994)	(80,221)	—	158,672
Capital expenditures	12,079	2,295	19,023	—	33,397
Total assets	300,292	2,303	237,504	—	540,099

The Company conducts its international franchise operations through a combination of direct franchising and master franchising relationships. Master franchising relationships allow the use of the Company’s brands by third parties in foreign countries. Direct franchising operations are primarily conducted through wholly-owned subsidiaries. The results of the Company's international operations are included in the franchising segment. Revenues generated by foreign operations, including royalty, marketing and reservations system fees and other revenues for the years ended December 31, 2015, 2014 and 2013 were $51.7 million, $57.6 million and $57.3 million, respectively. Long-lived assets related to international operations were $49.3 million, $4.5 million and $8.6 million as of December 31, 2015, 2014 and 2013, respectively. All other long-lived assets of the Company are associated with domestic activities. The Company's investment in equity method investees at December 31, 2015, 2014 and 2013 was $67.0 million, $50.6 million, and $32.3 million, respectively. These investments are included as a component of total assets for the Company’s franchising segment.

24.	Related Party Transactions
Transactions with Company's Largest Shareholder
Effective October 15, 1997, Choice Hotels International, Inc., which included both a franchising business and owned hotel business, separated the businesses via a spin-off into two companies: Sunburst Hospitality Corporation (referred to hereafter as “Sunburst”) and the Company. Subsequent to the spin-off, the Company’s largest shareholder retained significant ownership percentages in both Sunburst and the Company. As part of the spin-off, Sunburst and the Company entered into a strategic alliance agreement. Among other things, the strategic alliance agreement, as amended, provided for the determination of liquidated damages related to the termination of Choice branded Sunburst properties. The liquidated damage provisions extend through the life of the existing Sunburst franchise agreements. As of December 31, 2015, Sunburst operates 9 hotels under franchise with the Company.
Total franchise fees, including royalty, marketing and reservation system fees, paid by Sunburst to the Company, included in the accompanying consolidated financial statements were $2.5 million, $2.4 million and $2.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015 and 2014, accounts receivable included $0.2 million and $0.2 million, respectively, due from Sunburst.
Through June 3, 2013, the Company maintained a Master Aircraft Lease Agreement with LP_C, LLC ("LPC"), which is owned by family members of the Company’s largest shareholder. The agreement permitted the Company to lease an aircraft owned by LPC. During the year ended December 31, 2013, the Company incurred $0.3 million pursuant to the lease agreement.
On June 3, 2013, an unrelated financial institution purchased the aircraft from LPC pursuant to a purchase agreement between LPC and the Company which the Company assigned to the financial institution. Simultaneously, the financial institution entered into an agreement with the Company to lease the aircraft. In connection with the lease of the aircraft by the Company, the Company and family members of the Company's largest shareholder entered into an agreement that allows those family members to sub-lease the aircraft from the Company from time to time for their personal use. The agreements provide for lease payments that contribute towards the fixed costs associated with the aircraft as well as reimbursement of the Company’s variable costs associated with operation of the aircraft, in compliance with, and to the extent authorized by, applicable regulatory requirements. The terms of the sub-lease agreements are consistent with the terms of sub-lease agreements that the Company has entered into with unrelated third parties for use of the aircraft.  During the years ended December 31, 2015 and 2014, the Company received $27 thousand and $0.1 million, respectively, pursuant to this arrangement. During 2013, no amounts were paid to the Company pursuant to this agreement.
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
The Company maintained a lease agreement on behalf of a family member of the Company’s largest shareholder for 1,950 square feet of office space located in Chevy Chase, Maryland. The lease had a 5 year term ending in 2013 with annual lease payments totaling approximately $72 thousand. In August 2012, the Company amended the terms of this lease to increase the square footage to 2,154 and extend the lease term until 2016. Annual rent payments under the amended lease terms total approximately $84 thousand. The lease was terminated as of September 30, 2014, and a $103 thousand termination payment was made to the landlord in connection with the early termination. The Company provided the use of the entire leased space free of charge and reimbursed the family member for the taxes incurred related to the personal use of the office space. During the years ended December 31, 2014 and 2013, the Company incurred $27 thousand and $50 thousand, respectively, pursuant to this arrangement.
In December 2008, the Company's board of directors approved an arrangement with an entity controlled by the family members of the Company's largest shareholder to permit this entity to utilize services of a particular Company employee. Under the terms of the agreement, the related party is permitted to utilize up to 50% of the designated employee's overall working time and in return is required to reimburse the Company for 50% of the Company's overall costs associated with the individual's employment. This arrangement was terminated in January 2013. During the year ended December 31, 2013, the Company received payments pursuant to this arrangement totaling $37 thousand.
In December 2013, the Company's board of directors approved an arrangement with an entity controlled by the family members of the Company's largest shareholder to sublease approximately 2,200 square feet of office space located in Chevy

Chase, Maryland. The lease has a month to month term, with a 90 day notice period, and annual lease payments totaling approximately $90 thousand. During each of the years ended December 31, 2015 and 2014, the Company received approximately $90 thousand in rent payments associated with this lease.
25. Transactions with Unconsolidated Joint Ventures
In December 2012, the Company entered into a $19.5 million promissory note with a development company which is a member in one of the Company's unconsolidated joint ventures which is engaged in the construction of a Cambria hotel and suites of which the Company is also a member. The proceeds from the promissory note were utilized to partially finance the construction of the Cambria hotel and suites by the joint venture.
The promissory note matures in two tranches with $9.5 million of the promissory note maturing during the year ended December 31, 2013 and the remaining $10.0 million maturing on the fifth anniversary date of the promissory note. The promissory note bears interest at a fixed rate which increased from 6% to 8% after the completion of the hotel construction in November 2015. Interest was payable quarterly during the hotel construction and monthly, thereafter. During the year ended December 31, 2013, the Company was repaid the first tranche of the promissory note or $9.5 million.
In July 2014, the Company sold a parcel of land to a development company which is a member in one of the Company's unconsolidated joint ventures for $6.5 million in exchange for cash and an equity investment in the development joint venture. No gain or loss was recognized on the sale. The development company is an unconsolidated limited liability company whose sole business and purpose is to develop and operate Cambria hotel & suites hotels.

In May 2015, the Company entered into a $4.0 million promissory note with an individual who is a member of one of the Company’s unconsolidated joint ventures. The proceeds of the promissory note are being utilized to develop and operate a Cambria hotel & suites. The promissory note matures on April 30, 2018 and bears interest at variable rates, and is payable monthly. At December 31, 2015, the outstanding balance of the promissory note totaled $3.0 million.

In August 2015, the Company entered into a promissory note with a development company which is a member of one of the Company’s unconsolidated joint ventures. The Company has advanced $23.8 million to purchase and provide required property improvements to a Cambria hotel & suites. The Company may provide up to an additional $0.6 million, if necessary, for additional property improvements. The promissory note matures on September 6, 2023, bears interest at variable rates, and is payable monthly.
The Company has entered into franchise agreements with certain of the unconsolidated joint ventures listed within Note 8. Pursuant to these franchise agreements, the Company has recorded royalty and marketing and reservation system fees of approximately $15.5 million, $15.4 million and $15.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company has recorded $1.1 million and $1.0 million as a receivable due from these joint ventures as of December 31, 2015 and 2014, respectively. In addition, the Company has paid commissions of $0.4 million, $0.5 million, and $0.7 million for the years ended December 31, 2015, 2014 and 2013, respectively, to an online travel agent for which the Company is a joint venture member.

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
On June 30, 2015, the VIE refinanced the construction loan into a mini-permanent loan with the same lender. In connection with the refinancing, the Company entered into a limited payment guaranty on substantially the same terms as the original limited payment guaranty and reaffirmed its obligation under the environmental indemnity agreement. In addition, the completion guaranty was terminated.
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
On September 4, 2015, the Company entered into a limited payment guaranty with regards to a VIE's $13.3 million bank loan for the design, development and construction of a new hotel franchised under one of the Company's brands in the United States. Under the terms of the limited guaranty, the Company has agreed to guarantee a maximum of $1.8 million of the VIE's obligations under the loan. The limited guaranty shall remain in effect until (i) the VIE's bank loan is paid in full to the lender, (ii) the maximum amount guaranteed by the Company is paid in full, or (iii) the Company, through its affiliate, ceases to be a member of the VIE.
The Company believes the likelihood of having to perform under the aforementioned limited payment guarantees is remote at December 31, 2015 and December 31, 2014.
Commitments
The Company has the following commitments outstanding:
•The Company occasionally provides financing in the form of forgivable promissory notes or cash incentives to franchisees for property improvements, hotel development efforts and other purposes. At December 31, 2015, the Company had commitments to extend an additional $115.0 million for these purposes provided certain conditions are met by its franchisees, of which $23.3 million is expected to be advanced in the next twelve months.
•The Company has committed to make additional capital contributions totaling $2.1 million to an existing joint venture related to the construction of a hotel to be operated under the Company's Cambria brand. This commitment is expected to be funded in the next twelve months.
•In August 2015, the Company provided financing to a development company to acquire and manage an existing Cambria hotel & suites from a third party. The Company has committed to provide up to an aggregate of $24.4 million for acquisition and property improvements. As of December 31, 2015, the Company has provided $23.8 million of the total commitment. The Company may provide up to an additional $0.6 million, if necessary, for additional property improvements. The promissory note matures on September 6, 2023; bears interest at variable rates and is payable monthly.
•In November 2015, the Company, provided financing to a development company to acquire and redevelop a historic office building into a Cambria hotel & suites. The Company has committed to provide up to an aggregate of $49.1 million, if necessary, for acquisition of the property and property improvements. As of December 31, 2015, the Company advanced $6.1 million. The promissory notes mature on November 30, 2019; bear interest at variable and fixed rates and are payable monthly.
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

On August 11, 2015, the Company acquired 100% of the voting equity interest of Maxxton Holding B.V. (“MHB”) and its wholly owned subsidiaries, a Software as a Service ("SaaS") solution for vacation rental management companies. MHB provides central reservations systems, property management systems and integrated software applications including point-of-sale and is included in our Corporate and Other in our segment presentation found in Note 23. The total consideration was $23.6 million, which consisted of cash paid, net of cash acquired, of $13.3 million, deferred purchase price payable of $6.8 million, and liabilities assumed totaling $3.5 million. The deferred purchase price is payable over 5 years. In addition, the Company has a 5 years variable compensation arrangement with MHB's former owner which is contingent on future minimum performance targets. Total expected compensation under this arrangement is estimated to be approximately $13.6 million over the 5-year term. As these amounts are contingent on achievement of certain targets and continued employment, no amounts were recorded for these future payments at the acquisition date. The transaction has been accounted for using the acquisition method of accounting and accordingly, assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The results of MHB have been consolidated with the Company since August 11, 2015.
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

28. Discontinued Operations

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

The operations related to these three Company-owned hotels were reported as a component of "Corporate and Other" for segment reporting purposes. The results of operations for the years ended December 31, 2015, 2014 and 2013 presented in these Consolidated Financial Statements reflect these three Company-owned hotels as discontinued operations. All prior period amounts have been recast throughout these financial statements as appropriate. Unless noted otherwise, discussion in the notes to the consolidated financial statements pertain to continuing operations. Summarized financial information related to the discontinued operations is as follows:

	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Revenues
Hotel operations	$—	$801	$4,774
Total revenues	—	801	4,774
Operating Expenses
Hotel operations	—	927	3,678
Depreciation and amortization	—	—	526
Total operating expenses	—	927	4,204
Operating income (loss)	—	(126)	570
Gain on disposal of discontinued operations	—	2,807	—
Income from discontinued operations before income taxes	—	2,681	570
Income taxes	—	994	211
Income from discontinued operations, net of income taxes	$—	$1,687	$359

	As of December 31, 2015	As of December 31, 2014
	(in thousands)
Total assets	$—	$—

Accounts payable	$—	$45
Income taxes payable	—	994
Total liabilities	—	1,039

Net assets of discontinued operations	$—	$(1,039)

29. Selected Quarterly Financial Data—(Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2015(1)
	(in thousands, except per share data)
Revenues	$175,245	$232,156	$241,526	$210,951	$859,878
Operating income	$41,404	$62,917	$73,803	$47,195	$225,319
Income from continuing operations before income taxes	$31,034	$52,879	$62,268	$37,804	$183,985
Income from continuing operations, net of income taxes	$21,594	$35,813	$41,419	$29,203	$128,029
Income (loss) from discontinued operations, net of income taxes	$—	$—	$—	$—	$—
Net income	$21,594	$35,813	$41,419	$29,203	$128,029
Per basic share:
Continuing Operations	$0.38	$0.62	$0.72	$0.52	$2.24
Discontinued Operations	$—	$—	$—	$—	$—
Per diluted share:
Continuing operations	$0.37	$0.62	$0.72	$0.51	$2.22
Discontinued operations	$—	$—	$—	$—	$—

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2014 (1)
	(in thousands, except per share data)
Revenues	$159,736	$197,664	$215,168	$185,402	$757,970
Operating income	$41,172	$60,153	$66,986	$46,257	$214,568
Income from continuing operations before income taxes	$31,528	$50,234	$55,958	$36,038	$173,758
Income from continuing operations, net of income taxes	$21,469	$35,279	$39,416	$25,309	$121,473
Income (loss) from discontinued operations, net of income taxes	$1,641	$121	$(51)	$(24)	$1,687
Net income	$23,110	$35,400	$39,365	$25,285	$123,160
Per basic share:
Continuing Operations	$0.37	$0.61	$0.67	$0.44	$2.08
Discontinued Operations	$0.03	$—	$—	$—	$0.03
Per diluted share:
Continuing operations	$0.36	$0.60	$0.67	$0.43	$2.07
Discontinued operations	$0.03	$—	$—	$—	$0.03
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

•
Acquisition: On August 11, 2015, the Company acquired a business that provides SaaS solutions for vacation rental management companies (see Note 27). The results of this acquired business have been consolidated with the Company since August 11, 2015.

30.	Future Adoption of Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, "Revenue From Contracts with Customers" ("ASU 2014-09"), which impacts virtually all aspects of an entity's revenue recognition. ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, as well as most industry-specific guidance, and significantly enhances comparability of revenue recognition practices across entities and industries by providing a principles-based, comprehensive framework for addressing revenue recognition issues. In order for a provider of promised goods or services to recognize as revenue the consideration that it expects to receive in exchange for the promised goods or services, the provider should apply the following five steps: (1) identify the contract with a customer(s); (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 also specifies the accounting for some costs to obtain or fulfill a contract with a customer and provides enhanced disclosure requirements. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The guidance permits the retrospective or modified retrospective method when adopting ASU No. 2014-09 but early application is not permitted. The Company has not yet selected a transition method and is still assessing the impact that ASU 2014-09 will have on its financial statements and disclosures, but believes it could impact the timing of revenue recognition for the Company's initial franchise fees.
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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) ("ASU No. 2015-02"). ASU No. 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance must be applied using one of two retrospective application methods and will be effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this newly issued guidance is not expected to have a material impact on our consolidated financial statements.

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

31.	Subsequent Events
On January 11, 2016, the Company acquired vacant land and an adjacent operating office building located in downtown Indianapolis, Indiana for $6.5 million. The land will be developed into a Cambria hotel and suites while the office building will continue to operate until sold to a third party.
On February 1, 2016, the Company acquired an open and operating office building located in Houston, Texas for $16.0 million to be later developed into a Cambria hotel and suites.
On February 16, 2016, the Company announced changes to its customer loyalty program, Choice Privileges, which alter the programs rules and regulations concerning the expiration of loyalty points. Under the policy in effect as of December 31, 2015, points expired between 24 and 36 months subsequent to a qualifying stay. Under the new forfeiture policy, points will no longer expire within a pre-determined timeframe but rather will only be forfeited if a member has an 18 month period of inactivity with the program. The Company estimates that the revision to its rules and regulations governing the program will result in an increase in the future redemption liability of approximately $21 million to $26 million.
On February 27, 2016, the Company's board of directors declared a quarterly cash dividend of $0.205 per share of common stock. The dividend is payable on April 18, 2016 to shareholders of record on April 4, 2016.

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

An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2015 that materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on management’s assessment under those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Choice Hotels International, Inc. and Subsidiaries

We have audited Choice Hotels International, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Choice Hotels International, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Choice Hotels International, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Choice Hotels International, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ deficit and cash flows for the years then ended and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
February 29, 2016

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

EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth information regarding the number of shares of the Company’s common stock that were subject to outstanding stock options at December 31, 2015.

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	2,084,201	$41.36	2,087,191
Equity compensation plans not approved by shareholders	Not applicable	Not applicable	Not applicable
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
Schedule II-Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable.

1. Exhibits

Exhibit Number	Description
3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

3.01A(c)	Amendment to the Restated Certificate of Incorporation of Choice Hotels International, Inc. dated April 30, 2013

3.02(h)	Amended and Restated Bylaws of Choice Hotels International, Inc. dated February 15, 2010

3.02A(v)	Amendment to the Amended and Restated Bylaws of Choice Hotels International, Inc., dated April 24, 2015

3.02B(x)	Amendment to the Amended and Restated Bylaws of Choice Hotels International, Inc., dated January 12, 2016

4.01(w)
Senior Unsecured Credit Agreement dated July 21, 2015 among Choice Hotels International, Inc., Deutsche Bank AG New York Branch, as administrative agent, Wells Fargo Bank, National Association, as syndication agent and swingline lender, and a syndication of lenders

4.02(k)
Senior Secured Credit Facility dated July 25, 2012 among Choice Hotels International, Inc., Deutsche Bank AG New York Branch as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and a syndication of lenders

4.03(j)	Indenture, dated August 25, 2010 between the Company and Wells Fargo Bank, National Association, as Trustee

4.04(j)	First Supplemental Indenture, dated August 25, 2010, between the Company, the Subsidiary Guarantors, and Wells Fargo Bank, National Association, as Trustee

4.05(r)	Second Supplemental Indenture dated June 27, 2012 among Choice Hotels International, Inc., the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association

10.01(b)	Amended and Restated Employment Agreement dated April 30, 2008, between Choice Hotels International, Inc. and Stephen P. Joyce

10.01A(l)	First Amendment to First Amended and Restated Employment Agreement dated September 16, 2010 between Choice Hotels International, Inc. and Stephen P. Joyce

10.01B(s)	Second Amended and Restated Employment Agreement dated May 24, 2012 between Choice Hotels International, Inc. and Stephen P. Joyce

10.01C(m)	Amendment to Second Amended and Restated Employment Agreement dated March 4, 2014, between Stephen P. Joyce and Choice Hotels International, Inc.

10.02(d)	Amended and Restated Chairman’s Service Agreement dated September 10, 2008 by and between Choice Hotels International, Inc. and Stewart Bainum, Jr.

10.02A(t)	Amendment to Amended and Restated Chairman's Services Agreement dated January 1, 2012 between Choice Hotels International, Inc. and Stewart Bainum, Jr.

10.03(e)	Choice Hotels International, Inc. 2006 Long- Term Incentive Plan

10.03A(g)	Amendment to Choice Hotels International, Inc. 2006 Long-Term Incentive Plan, dated January 1, 2009

10.03B(i)	Amendment to Choice Hotels International, Inc. 2006 Long-Term Incentive Plan, dated April 29, 2010

10.03C(c)	Amendment to Choice Hotels International, Inc. 2006 Long-Term Incentive Plan, dated April 25, 2013

10.03D(v)	Amendment to Choice Hotels International, Inc. 2006 Long-Term Incentive Plan, dated February 27, 2015

10.04(c)	Choice Hotels International, Inc. Executive Incentive Compensation Plan

10.05(n)	Office Lease, dated July 11, 2011, between Choice Hotels International Services Corp., a wholly owned subsidiary of Choice Hotels International, Inc., and FP Rockville II Limited Partnership

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

(o)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated May 5, 2011, filed May 10, 2011.

(p)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated August 1, 2011, filed August 4, 2011.

(q)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003.

(r)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated June 22, 2012, filed June 27, 2012.

(s)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated May 24, 2012, filed May 25, 2012.

(t)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 9, 2012.

(u)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed May 8, 2014.

(v)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K dated April 24, 2015, filed April 29, 2015.

(w)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K dated and filed July 21, 2015.

(x)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K dated January 12, 2016 and filed January 13, 2016.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

By:	/s/ Stephen P. Joyce
Stephen P. Joyce President and Chief Executive Officer

Dated: February 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEWART BAINUM, JR	Chairman, Director	February 29, 2016
Stewart Bainum, Jr.

/s/ BARBARA T. ALEXANDER	Director	February 29, 2016
Barbara T. Alexander

/s/ WILLIAM L. JEWS	Director	February 29, 2016
William L. Jews

/s/ STEPHEN P. JOYCE	President and Chief Executive Officer (Principal Executive Officer)	February 29, 2016
Stephen P. Joyce

/s/ SCOTT A. RENSCHLER	Director	February 29, 2016
Scott A. Renschler, Psy.D

/s/ MONTE J.M. KOCH	Director	February 29, 2016
Monte J.M. Koch

/s/ ERVIN R. SHAMES	Director	February 29, 2016
Ervin R. Shames

/s/ GORDON A. SMITH	Director	February 29, 2016
Gordon A. Smith

/s/ JOHN P. TAGUE	Director	February 29, 2016
John P. Tague

/s/ LIZA LANDSMAN	Director	February 29, 2016
Liza Landsman

/s/ DAVID L. WHITE	Senior Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)	February 29, 2016
David L. White

/s/ SCOTT E. OAKSMITH	Controller (Principal Accounting Officer)	February 29, 2016
Scott E. Oaksmith