Form 10-Q
period 2016-03-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2016-05-05
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

CLASS	SHARES OUTSTANDING AT MARCH 31, 2016
Common Stock, Par Value $0.01 per share	56,487,684

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	March 31,
	2016	2015
REVENUES:
Royalty fees	$64,859	$62,431
Initial franchise and relicensing fees	5,156	5,717
Procurement services	5,796	4,807
Marketing and reservation	126,361	98,713
Other	4,946	3,577
Total revenues	207,118	175,245
OPERATING EXPENSES:
Selling, general and administrative	35,119	32,438
Depreciation and amortization	2,765	2,690
Marketing and reservation	126,361	98,713
Total operating expenses	164,245	133,841
Operating income	42,873	41,404
OTHER INCOME AND EXPENSES, NET:
Interest expense	11,092	10,179
Interest income	(839)	(346)
Other (gains) and losses	62	(468)
Equity in net losses of affiliates	2,180	1,005
Total other income and expenses, net	12,495	10,370
Income before income taxes	30,378	31,034
Income taxes	10,780	9,440
Net income	$19,598	$21,594

Basic earnings per share	$0.35	$0.38
Diluted earnings per share	$0.35	$0.37

Cash dividends declared per share	$0.205	$0.195
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED, IN THOUSANDS)

	Three Months Ended
	March 31,
	2016	2015

Net income	$19,598	$21,594
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	215	215
Foreign currency translation adjustment	1,528	(1,447)
Other comprehensive income (loss), net of tax	1,743	(1,232)
Comprehensive income	$21,341	$20,362

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED, IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	March 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$194,072	$193,441
Receivables (net of allowance for doubtful accounts of $7,679 and $8,719, respectively)	102,786	89,352
Income taxes receivable	7,134	5,486
Notes receivable, net of allowance	8,186	5,107
Other current assets	25,938	17,567
Total current assets	338,116	310,953
Property and equipment, at cost, net	88,345	88,158
Goodwill	79,982	79,327
Franchise rights and other identifiable intangibles, net	12,025	11,948
Notes receivable, net of allowances	92,477	82,572
Investments, employee benefit plans, at fair value	17,802	17,674
Investments in unconsolidated entities	66,685	67,037
Deferred income taxes	36,536	42,434
Other assets	55,295	16,907
Total assets	$787,263	$717,010
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$60,619	$64,431
Accrued expenses and other current liabilities	46,616	70,648
Deferred revenue	112,076	71,587
Current portion of long-term debt	1,016	1,191
Income taxes payable	—	159
Total current liabilities	220,327	208,016
Long-term debt	892,447	812,945
Deferred compensation and retirement plan obligations	22,415	22,859
Deferred income taxes	779	506
Other liabilities	37,160	68,583
Total liabilities	1,173,128	1,112,909
Commitments and Contingencies
Common stock, $0.01 par value, 160,000,000 shares authorized; 95,065,638 shares issued at March 31, 2016 and December 31, 2015 and 56,487,684 and 56,336,566 shares outstanding at March 31, 2016 and December 31, 2015, respectively	951	951
Additional paid-in-capital	150,127	149,895
Accumulated other comprehensive loss	(7,035)	(8,778)
Treasury stock (38,577,954 and 38,729,072 shares at March 31, 2016 and December 31, 2015, respectively), at cost	(1,052,762)	(1,052,864)
Retained earnings	522,854	514,897
Total shareholders’ deficit	(385,865)	(395,899)
Total liabilities and shareholders’ deficit	$787,263	$717,010
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED, IN THOUSANDS)

	Three Months Ended
	March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,598	$21,594
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	2,765	2,690
(Gain) loss on sale of assets	9	(292)
Provision for bad debts, net	655	823
Non-cash stock compensation and other charges	3,354	2,509
Non-cash interest and other (income) loss	667	506
Deferred income taxes	6,198	(233)
Equity (earnings) losses from unconsolidated joint ventures, net of distributions received	2,471	1,205
Changes in assets and liabilities:
Receivables	(14,473)	(11,624)
Advances to/from marketing and reservation activities, net	(39,804)	4,626
Forgivable notes receivable, net	(6,464)	(13,371)
Accounts payable	(3,980)	(1,152)
Accrued expenses and other current liabilities	(24,521)	(24,052)
Income taxes payable/receivable	(1,798)	2,773
Deferred revenue	40,458	7,552
Other assets	(7,238)	(9,826)
Other liabilities	(842)	437
Net cash used by operating activities	(22,945)	(15,835)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(5,306)	(6,804)
Proceeds from sales of assets	1,700	1,592
Acquisitions of real estate	(25,389)	—
Contributions to equity method investments	(4,293)	(1,921)
Distributions from equity method investments	67	—
Purchases of investments, employee benefit plans	(896)	(1,089)
Proceeds from sales of investments, employee benefit plans	363	925
Issuance of mezzanine and other notes receivable	(7,487)	—
Collections of mezzanine and other notes receivable	109	105
Other items, net	(136)	(77)
Net cash provided by investing activities	(41,268)	(7,269)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings pursuant to revolving credit facilities	79,267	20,700
Principal payments on long-term debt	(318)	(3,082)
Purchases of treasury stock	(8,857)	(6,227)
Dividends paid	(11,612)	(11,710)
Excess tax benefits from stock-based compensation	1,575	4,473
Proceeds from exercise of stock options	4,137	5,619
Net cash provided by financing activities	64,192	9,773
Net change in cash and cash equivalents	(21)	(13,331)
Effect of foreign exchange rate changes on cash and cash equivalents	652	(1,004)
Cash and cash equivalents at beginning of period	193,441	214,879
Cash and cash equivalents at end of period	$194,072	$200,544
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Income taxes, net of refunds	$4,208	$2,357
Interest, net of capitalized interest	$19,712	$18,729
Non-cash investing and financing activities:
Dividends declared but not paid	$11,580	$11,230
Investment in property and equipment acquired in accounts payable	$944	$1,380
Equity method investments	$—	$6,952
Non-cash sale of investment in unconsolidated joint venture	$2,350	$—
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
The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2015 and notes thereto included in the Company’s Form 10-K, filed with the SEC on February 29, 2016 (the "10-K"). Interim results are not necessarily indicative of the entire year results. All inter-company transactions and balances between Choice Hotels International, Inc. and its subsidiaries have been eliminated in consolidation.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. As of March 31, 2016 and December 31, 2015, the Company had book overdrafts totaling $8.1 million and $10.8 million, respectively, which are included in accounts payable in the accompanying consolidated balance sheets. These overdrafts represent outstanding checks in excess of funds on deposit.
The Company maintains cash balances in domestic banks, which at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation. In addition, the Company also maintains cash balances in international banks and money market funds which do not provide deposit insurance.
Recently Adopted Accounting Guidance

In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) ("ASU No. 2015-01"). ASU No. 2015-01 changes the requirements for reporting extraordinary and unusual items in the income statement by eliminating the concept of extraordinary items. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently is retained and expanded to include items that are both unusual in nature and infrequently occurring. ASU No. 2015-01 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The Company adopted this ASU on January 1, 2016 and it did not have an impact on our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) ("ASU No. 2015-02"). ASU No. 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance must be applied using one of two retrospective application methods and is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted this ASU on January 1, 2016 and it did not have an impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill - Internal Use Software (Subtopic 350-40) ("ASU No. 2015-05"). ASU No. 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license or should be accounted for as a service contract. The standard is effective for annual reporting periods, including interim periods within those annual periods beginning after December 15, 2015. The Company adopted this ASU on January 1, 2016, and elected to apply the revised standard prospectively to all new or materially altered agreements signed by the Company. The adoption did not have a material impact on our consolidated financial statements.

Future Adoption of Recently Announced Accounting Guidance
In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts with Customers ("ASU 2014-09"), which impacts virtually all aspects of an entity's revenue recognition. ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, as well as most industry-specific guidance, and significantly enhances comparability of revenue recognition practices across entities and industries by providing a principles-based, comprehensive framework for addressing revenue recognition issues. In order for a provider of promised goods or services to recognize as revenue the consideration that it expects to receive in exchange for the promised goods or services, the provider should apply the following five steps: (1) identify the contract with a customer(s); (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 also specifies the accounting for some costs to obtain or fulfill a contract with a customer and provides enhanced disclosure requirements. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The guidance permits the retrospective or modified retrospective method when adopting ASU No. 2014-09 but early application is not permitted. The Company has not yet selected a transition method and is still assessing the impact that ASU 2014-09 will have on its financial statements and disclosures, but believes it could impact the timing of revenue recognition for the Company's initial franchise fees.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU No. 2016-02"). ASU No. 2016-02 requires lessees to recognize most leases on their balance sheet by recording a liability for its lease obligation and an asset for its right to use the underlying asset as of the lease commencement date. The standard requires entities to determine whether an arrangement contains a lease or a service agreement as the accounting treatment is significantly different between the two arrangements. The standard also requires the lessee to evaluate whether a lease is a financing lease or an operating lease as the accounting and presentation guidance between the two are different. ASU No. 2016-02 also modifies the classification criteria and accounting for sales-type and direct financing leases for lessors. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the potential impact that ASU No. 2016-02 will have on the financial statements and disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU No. 2016-09"). ASU No. 2016-09 requires that excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit to the income statement. The Company must also make an accounting policy election of whether to account for forfeitures based on estimate number of awards that are expensed to vest or to account for forfeitures when they occur. In addition, excess tax benefits are required to be classified along with other income tax cash flow as an operating activity on the statement of cash flows and cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity. ASU No. 2016-09 is effective for fiscal years, and interim periods for those years, beginning after December 15, 2016. Early adoption is permitted, but if elected, a Company must adopt all of the amendments in the same period. The Company is currently evaluating the impact, if any, the adoption of this newly issued guidance will have on its consolidated financial statements.

2. Other Current Assets
Other current assets consist of the following:

	March 31, 2016	December 31, 2015
	(in thousands)
Prepaid expenses	$19,880	$14,144
Other current assets	3,168	1,725
Assets held for sale	2,890	1,698
Total	$25,938	$17,567

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
The following table shows the composition of our notes receivable balances:

	March 31, 2016			December 31, 2015
	(in thousands)			(in thousands)
Credit Quality Indicator	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Total	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Total
Senior	$—	$50,154	$50,154	$—	$40,388	$40,388
Subordinated	—	6,204	6,204	—	6,197	6,197
Unsecured	47,599	4,416	52,015	44,333	3,526	47,859
Total notes receivable	47,599	60,774	108,373	44,333	50,111	94,444
Allowance for losses on non-impaired loans	4,849	1,214	6,063	4,615	1,364	5,979
Allowance for losses on receivables specifically evaluated for impairment	—	1,647	1,647	—	786	786
Total loan reserves	4,849	2,861	7,710	4,615	2,150	6,765
Net carrying value	$42,750	$57,913	$100,663	$39,718	$47,961	$87,679
Current portion, net	$160	$8,026	$8,186	$143	$4,964	$5,107
Long-term portion, net	42,590	49,887	92,477	39,575	42,997	82,572
Total	$42,750	$57,913	$100,663	$39,718	$47,961	$87,679

The Company classifies notes receivable due within one year as other current assets in the Company’s consolidated balance sheets.
The following table summarizes the activity related to the Company’s Forgivable Notes Receivable and Mezzanine and Other Notes Receivable allowance for losses for the three months ended March 31, 2016:

	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable
	(in thousands)
Beginning balance	$4,615	$2,150
Provisions	470	861
Recoveries	(29)	—
Write-offs	(273)	(150)
Other(1)	66	—
Ending balance	$4,849	$2,861

(1) Consists of changes in foreign currency exchange rates and default rate assumption changes
Forgivable Notes Receivable
As of March 31, 2016 and December 31, 2015, the unamortized balance of the Company's forgivable notes receivable totaled $47.6 million and $44.3 million, respectively. The Company recorded an allowance for credit losses on these forgivable notes receivable of $4.8 million and $4.6 million at March 31, 2016 and December 31, 2015, respectively. Amortization expense included in the accompanying consolidated statements of income related to the notes for the three months ended March 31, 2016 and 2015 was $2.2 million and $1.8 million, respectively.
Past due balances of forgivable notes receivable are as follows:

	30-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
	(in thousands)
As of March 31, 2016
Forgivable Notes	$—	$1,131	$1,131	$46,468	$47,599
	$—	$1,131	$1,131	$46,468	$47,599

As of December 31, 2015
Forgivable Notes	$—	$1,161	$1,161	$43,172	$44,333
	$—	$1,161	$1,161	$43,172	$44,333
Mezzanine and Other Notes Receivable
The Company determined that approximately $1.9 million and $0.8 million of its mezzanine and other notes receivable were impaired at March 31, 2016 and December 31, 2015, respectively. The Company recorded allowance for credit losses on these impaired loans totaling $1.6 million and $0.8 million at March 31, 2016 and December 31, 2015, respectively. For the three months ended March 31, 2016 and 2015, the average mezzanine and other notes receivable on non-accrual status was approximately $0.8 million. The Company recognized approximately $43 thousand and $33 thousand of interest income on impaired loans during the three months ended March 31, 2016 and March 31, 2015, respectively, on the cash basis. The Company provided loan reserves on non-impaired loans totaling $1.2 million and $1.4 million at March 31, 2016 and December 31, 2015, respectively.
Past due balances of mezzanine and other notes receivable by credit quality indicators are as follows:

	30-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
	(in thousands)
As of March 31, 2016
Senior	$—	$—	$—	$50,154	$50,154
Subordinated	—	—	—	6,204	6,204
Unsecured	—	—	—	4,416	4,416
	$—	$—	$—	$60,774	$60,774
As of December 31, 2015
Senior	$—	$—	$—	$40,388	$40,388
Subordinated	—	—	—	6,197	6,197
Unsecured	—	—	—	3,526	3,526
	$—	$—	$—	$50,111	$50,111

4.	Marketing and Reservation Activities
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
At March 31, 2016, cumulative marketing and reservation system costs exceeded cumulative marketing and reservation system revenues earned by $15.6 million with the excess reflected as a long-term asset in the accompanying consolidated balance sheet. At December 31, 2015 fees earned exceeded expenses by $30.7 million, with the excess reflected as an other long-term liability in the accompanying consolidated balance sheets. Depreciation and amortization expense attributable to marketing and reservation activities for the three months ended March 31, 2016 and March 31, 2015 were $5.9 million and $5.4 million, respectively. Interest expense attributable to marketing and reservation activities for the three months ended March 31, 2016 and March 31, 2015 were $3 thousand and $9 thousand, respectively.

5.	Other Assets
Other assets consist of the following:

	March 31, 2016	December 31, 2015
	(in thousands)
Land and buildings	$32,301	$10,206
Advances, marketing and reservation (see Note 4)	15,646	—
Other assets	7,348	6,701
Total	$55,295	$16,907

Land and buildings

Land and buildings represents the Company's purchase of real estate as part of its program to incent franchise development in strategic markets for certain brands. The Company has acquired this real estate with the intent to develop the properties for the eventual construction of a hotel operated under the Company's brands or contribute the land into joint ventures for the same purpose.

6.	Investments in Unconsolidated Entities

The Company maintains a portfolio of investments owned through noncontrolling interest in equity method investments with one or more partners. Investments in unconsolidated entities include investments in joint ventures totaling $64.0 million and $64.3 million at March 31, 2016 and December 31, 2015, respectively, that the Company determined to be variable interest entities ("VIEs"). These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria hotel & suites hotels in strategic markets. Based on an analysis of who has the power to direct the activities that most significantly impact these entities performance and who has an obligation to absorb losses of these entities or a right to receive benefits from these entities that could potentially be significant to the entity, the Company determined that it is not the primary beneficiary of any of its VIEs. The Company based its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and the relevant development, operating management and financial agreements. Although the Company is not the primary beneficiary of these VIEs, it does exercise significant influence through its equity ownership and as a result the Company's investment in these entities is accounted for under the equity method. For the three months ended March 31, 2016 and March 31, 2015, the Company recognized losses totaling $2.4 million and $1.2 million, respectively, from these investments. The Company's maximum exposure to losses related to its investments in VIEs is limited to its equity investments as well as certain guarantees described in Note 17 "Commitments and Contingencies" of these financial statements.

7.	Deferred Revenue
Deferred revenue consists of the following:

	March 31, 2016	December 31, 2015
	(in thousands)
Loyalty programs	$97,458	$62,258
Initial, relicensing and franchise fees	5,052	6,530
Procurement service fees	3,517	2,353
Other	6,049	446
Total	$112,076	$71,587

8.	Debt
Debt consists of the following at:

	March 31, 2016	December 31, 2015
	(in thousands)
$400 million senior unsecured notes with an effective interest rate of 6.0% less deferred issuance costs of $5.2 million and $5.4 million at March 31, 2016 and December 31, 2015, respectively	$394,789	$394,618
$250 million senior unsecured notes with an effective interest rate of 6.19%, less a discount and deferred issuance costs of $1.4 million at March 31, 2016 and December 31, 2015	248,645	248,568
$450 million senior unsecured credit facility with an effective interest rate of 1.94% and 1.87%, less deferred issuance costs of $2.8 million and $3.0 million at March 31, 2016 and December 31, 2015, respectively	235,488	156,025
Fixed rate collateralized mortgage with an effective interest rate of 4.57%, plus a fair value adjustment of $0.9 million at March 31, 2016 and December 31, 2015	9,896	10,048
Economic development loans with an effective rate interest rate of 3.0% at March 31, 2016 and December 31, 2015	3,712	3,712
Capital lease obligations due 2016 with an effective interest rate of 3.18% at March 31, 2016 and December 31, 2015	247	430
Other notes payable	686	735
Total debt	$893,463	$814,136
Less current portion	1,016	1,191
Total long-term debt	$892,447	$812,945
Senior Unsecured Notes Due 2022
On June 27, 2012, the Company issued unsecured senior notes in the principal amount of $400 million (the "2012 Senior Notes") at par, bearing a coupon of 5.75% with an effective rate of 6.0%. The 2012 Senior Notes will mature on July 1, 2022, with interest to be paid semi-annually on January 1st and July 1st. The Company used the net proceeds of this offering, after deducting underwriting discounts and commissions and other offering expenses, together borrowings under the Company's senior credit facility, to pay a special cash dividend in 2012 totaling approximately $600.7 million paid to stockholders on August 23, 2012. The Company's 2012 Senior Notes are guaranteed jointly, severally, fully and unconditionally, subject to certain customary limitations by certain of the Company’s domestic subsidiaries.
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
Revolving Credit Facilities

On July 21, 2015, the Company entered into a a senior unsecured revolving credit agreement (“Credit Agreement”), with Deutsche Bank AG New York Branch, as administrative agent.

The Credit Agreement provides for a $450 million unsecured revolving credit facility (the “Revolver”) with a final maturity date of July 21, 2020, subject to optional one-year extensions that can be requested by the Company prior to each of the first, second and third anniversaries of the closing date of the Revolver. The effectiveness of any such extensions is subject to the consent of the lenders under the Credit Agreement and certain customary conditions. Up to $35 million of borrowings under the Revolver may be used for alternative currency loans and up to $15 million of borrowings under the Revolver may be used for swing line loans.

The Revolver is unconditionally guaranteed, jointly and severally, by certain of the Company’s domestic subsidiaries, which are considered restricted subsidiaries under the Credit Agreement. The subsidiary guarantors currently include all subsidiaries that guarantee the obligations under the Company's Indenture governing the terms of its 5.75% senior notes due 2020 and its

5.70% senior notes due 2020. If the Company achieves and maintains an Investment Grade Rating, as defined in the Credit Agreement, then the subsidiary guarantees will at the election of the Company be released and the Revolver will not be guaranteed.

The Company may at any time prior to the final maturity date increase the amount of the Revolver by up to an additional $150 million to the extent that any one or more lenders commit to being a lender for the additional amount and certain other customary conditions are met.

The Company currently may elect to have borrowings under the Revolver bear interest at a rate equal to (i) LIBOR plus a margin ranging from 135 to 175 basis points based on the Company’s total leverage ratio or (ii) a base rate plus a margin ranging from 35 to 75 basis points based on the Company’s total leverage ratio. If the Company achieves an Investment Grade Rating, then the Company may elect to use a different, ratings-based, pricing grid set forth in the Credit Agreement.

The Credit Agreement requires the Company to pay a fee on the undrawn portion of the Revolver, calculated on the basis of the average daily unused amount of the Revolver multiplied by 0.20% per annum. If the Company achieves an Investment Grade Rating and it elects to use the ratings-based pricing grid set forth in the Credit Agreement, then the Company will be required to pay a fee on the total commitments under the Revolver, calculated on the basis of the actual daily amount of the commitments under the Revolver (regardless of usage) times a percentage per annum ranging from 0.10% to 0.25% (depending on the Company’s senior unsecured long-term debt rating).

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

The Credit Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Credit Agreement to be immediately due and payable. At March 31, 2016, the Company was in compliance with all financial covenants under the Credit Agreement.

The proceeds of the Revolver are expected to be used for general corporate purposes, including working capital, debt repayment, stock repurchases, dividends, investments and other permitted uses set forth in the Credit Agreement.
Fixed Rate Collateralized Mortgage
On December 30, 2014, a court awarded the Company title to an office building as settlement for a portion of an outstanding loan receivable for which the building was pledged as collateral. In conjunction with the court award, the Company also assumed the $9.5 million mortgage on the property with a fixed interest rate of 7.26%. The mortgage which is collateralized by the office building requires monthly payments of principal and interest and matures in December 2020 with a balloon payment due of $6.9 million. At the time of acquisition, the Company determined that the fixed interest rate of 7.26% exceeded market interest rates and therefore the Company increased the carrying value of the debt by $1.2 million to record the debt at fair value. The fair value adjustment is being amortized over the remaining term of the mortgage utilizing the effective interest method.

Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At March 31, 2016, the Company had been advanced approximately $3.7 million pursuant to these agreements and expects to receive the remaining $0.7 million over the next several years, subject to annual appropriations by the governmental entities. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration of the Company's ten-year corporate headquarters lease in 2023 will be forgiven in full. The advances will be included in long-term debt in the Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all current performance conditions as of March 31, 2016.

9.	Accumulated Other Comprehensive Loss

The following represents the changes in accumulated other comprehensive loss, net of tax, by component for the three months ended March 31, 2016:

	Loss on Cash Flow Hedge	Foreign Currency Items	Total
	(in thousands)
Beginning balance, December 31, 2015	$(4,022)	$(4,756)	$(8,778)
Other comprehensive income (loss) before reclassification	—	1,528	1,528
Amounts reclassified from accumulated other comprehensive income (loss)	215	—	215
Net current period other comprehensive income (loss)	215	1,528	1,743
Ending balance, March 31, 2016	$(3,807)	$(3,228)	$(7,035)

The amounts reclassified from accumulated other comprehensive loss during the three months ended March 31, 2016 were reclassified to the following line items in the Company's Consolidated Statements of Income.

Component	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statement of Net Income
Three Months Ended March 31, 2016
(in thousands)
Loss on cash flow hedge
Interest rate contract	$215	Interest expense
	—	Tax (expense) benefit
	$215	Net of tax

10.	Non-Qualified Retirement, Savings and Investment Plans
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
In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan ("EDCP") which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust and invest these amounts in a selection of available diversified investment options. In 1997, the Company adopted the Choice Hotels International, Inc. Non-Qualified Retirement Savings and Investment Plan ("Non-Qualified Plan"). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. Under the EDCP and Non-Qualified Plan, (together, the "Deferred Compensation Plan"), the Company recorded current and long-term deferred compensation liabilities of $22.9 million and $23.0 million at March 31, 2016 and December 31, 2015, respectively, related to these deferrals and credited investment return under these two deferred compensation plans. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. The net increase in compensation expense recorded in SG&A for the three months ended March 31, 2016 and 2015 was $0.1 million and $0.5 million, respectively.
Under the Deferred Compensation Plan, the Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that offset the earnings credited to the participants. The diversified investments held in the trusts totaled $18.3 million and $17.8 million as of March 31, 2016 and December 31, 2015, respectively, and are recorded at their fair value, based on quoted market prices. At March 31, 2016, the Company expects $0.5 million of the assets held in the trust to be distributed during the next twelve months to participants. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment gains (losses) during the three months ended March 31, 2016 and 2015 of approximately $(0.1) million and $0.2 million, respectively.

11.	Fair Value Measurements
The Company estimates the fair value of its financial instruments utilizing a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The following summarizes the three levels of inputs, as well as the assets that the Company values using those levels of inputs.
Level 1: Quoted prices in active markets for identical assets and liabilities. The Company’s Level 1 assets consist of marketable securities (primarily mutual funds) held in the Company's Deferred Compensation Plan.
Level 2: Observable inputs, other than quoted prices in active markets for identical assets and liabilities, such as quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable. The Company’s Level 2 assets consist of money market funds held in the Company's Deferred Compensation Plan and those recorded in cash and cash equivalents.
Level 3: Unobservable inputs, supported by little or no market data available, where the reporting entity is required to develop its own assumptions to determine the fair value of the instrument. The Company does not currently have any assets whose fair value was determined using Level 3 inputs.

The Company's policy is to recognize transfers in and transfers out of the three levels of the fair value hierarchy as of the end of each quarterly reporting period. There were no transfers between Level 1, 2 and 3 assets during the three months ended March 31, 2016.

As of March 31, 2016 and December 31, 2015, the Company had the following assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets	(in thousands)
As of March 31, 2016
Money market funds, included in cash and cash equivalents	$50,003	$—	$50,003	$—
Mutual funds(1)	16,737	16,737	—	—
Money market funds(1)	1,592	—	1,592	—
	$68,332	$16,737	$51,595	$—
As of December 31, 2015
Money market funds, included in cash and cash equivalents	$50,001	$—	$50,001	$—
Mutual funds(1)	16,542	16,542	—	—
Money market funds(1)	1,307	—	1,307	—
	$67,850	$16,542	$51,308	$—
________________________

(1)	Included in Investments, employee benefit plans at fair value and other current assets on the consolidated balance sheets.
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
The fair value of the Company's $250 million and $400 million senior notes are classified as Level 2 as the significant inputs are observable in an active market. At March 31, 2016 and December 31, 2015, the $250 million senior notes had an approximate fair value of $271.3 million and $267.7 million, respectively. At March 31, 2016 and December 31, 2015, the $400 million senior notes had an approximate fair value of $430.0 million and $432.0 million, respectively.

Fair values estimated are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment.  Settlement of such fair value amounts may not be possible and may not be a prudent management decision.

12.	Income Taxes
The effective income tax rates from continuing operations were 35.5% and 30.4% for the three months ended March 31, 2016 and 2015, respectively. The effective income tax rates for the three months ended March 31, 2016 was higher than the U.S. federal income tax rate of 35% due to the impact of state income taxes, partially offset by the impact of foreign operations. The rate was also impacted by an unfavorable adjustment of $1.2 million to our tax rate benefit from foreign operations. The effective income tax rate for the three months ended March 31, 2015 was lower than the U.S. federal income tax rate of 35.0% due to the impact of foreign operations, partially offset by state income taxes and the settlement of unrecognized tax positions.

13.	Share-Based Compensation and Capital Stock
Stock Options
The Company granted 0.7 million and 0.5 million options to certain employees of the Company at a fair value of $6.9 million and $6.2 million for the three months ended March 31, 2016 and 2015, respectively. The stock options granted by the Company had an exercise price equal to the market price of the Company's common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2016 Grants	2015 Grants
Risk-free interest rate	1.22%	1.45%
Expected volatility	23.76%	23.94%
Expected life of stock option	4.6 years	4.6 years
Dividend yield	1.59%	1.23%
Requisite service period	4 years	4 years
Contractual life	7 years	7 years
Weighted average fair value of options granted (per option)	$9.30	$12.39
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
The aggregate intrinsic value of the stock options outstanding and exercisable at March 31, 2016 was $26.7 million and $21.4 million, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2016 and 2015 was approximately $4.4 million and $8.5 million, respectively.
The Company received approximately $4.1 million and $5.6 million in proceeds from the exercise of 190,830 and 228,963 employee stock options during the three months ended March 31, 2016 and 2015, respectively.
Restricted Stock
The following table is a summary of activity related to restricted stock grants:

	Three Months Ended
	March 31,
	2016	2015
Restricted share grants	125,110	85,792
Weighted average grant date fair value per share	$51.49	$63.46
Aggregate grant date fair value ($000)	$6,442	$5,445
Restricted shares forfeited	4,272	4,778
Vesting service period of shares granted	3-4 years	3-4 years
Fair value of shares vested ($000)	$6,303	$10,684
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
Performance Vested Restricted Stock Units
The Company has granted performance vested restricted stock units ("PVRSU") to certain employees. The fair value is measured by the market price of the Company's common stock on the date of the grant. The vesting of these stock awards is contingent upon the Company achieving performance targets at the end of specified performance periods and the employees' continued employment. The performance conditions affect the number of shares that will ultimately vest. The range of possible stock-based award vesting is generally between 0% and 200% of the initial target. If minimum performance targets are not attained, then no awards will vest under the terms of the various PVRSU agreements. Compensation expense related to these awards is recognized over the requisite service period based on the Company's estimate of the achievement of the various performance targets. The Company has currently estimated that between 0% and 175% of the various award targets will be achieved. Compensation expense is recognized ratably over the requisite service period only on those PVRSUs that ultimately vest.
The following table is a summary of activity related to PVRSU grants:

	Three Months Ended
	March 31,
	2016	2015
Performance vested restricted stock units granted at target	35,033	30,353
Weighted average grant date fair value per share	$51.49	$63.47
Aggregate grant date fair value ($000)	$1,804	$1,927
Stock units forfeited	28,193	—
Requisite service period	3 years	3 years
During the three months ended March 31, 2016, PVRSU grants totaling 22,062 vested at a grant date fair value of $0.8 million. These PVRSU grants were initially granted at a target of 44,118 units. However, since the Company achieved only 50% of the targeted performance conditions contained in the stock awards granted in prior periods, 22,056 shares were forfeited. In addition, during the three months ended March 31, 2016, PVRSU grants totaling 6,126 vested at a grant date fair value of $0.2 million. These PVRSU grants were initially granted at a target of 4,083 units. However, since the Company achieved 150% of the targeted performance conditions contained in the stock awards granted in prior periods, an additional 2,043 shares were earned and issued.
During the three months ended March 31, 2015, a total of 42,326 PVRSU grants vested at a grant date fair value of $1.5 million. These PVRSU grants were initially granted at a target of 38,476 units. However, since the Company achieved 110% of the targeted performance conditions contained in the stock awards granted in prior periods, an additional 3,850 shares were earned and issued.
A summary of stock-based award activity as of March 31, 2016 and changes during the three months ended are presented below:

	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	2,084,201	$41.36		384,490	$47.40	226,737	$45.09
Granted	745,769	$51.49		125,110	$51.49	35,033	$51.49
Performance based leveraging (1)	—	$—		—	$—	2,043	$36.76
Exercised/Vested	(190,830)	$21.68		(128,061)	$42.48	(28,188)	$36.76
Expired	—	$—		—	$—	—	$—
Forfeited	(10,104)	$54.92		(4,272)	$52.69	(28,193)	$35.85
Outstanding at March 31, 2016	2,629,036	$45.61	4.9 years	377,267	$50.37	207,432	$48.48
Options exercisable at March 31, 2016	1,168,969	$36.69	3.2 years
_________________________________
(1)PVRSU units outstanding have been increased by 2,043 units due to the Company exceeding the targeted performance conditions contained in PVRSUs granted in prior periods during the three months ended March 31, 2016.

The components of the Company’s pretax share-based compensation expense and associated income tax benefits are as follows for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
(in millions)	2016	2015
Stock options	$1.1	$0.7
Restricted stock	1.8	1.8
Performance vested restricted stock units	0.6	0.3
Total	$3.5	$2.8
Income tax benefits	$1.3	$1.0
Dividends
The Company currently pays a quarterly dividend on its common stock of $0.205 per share, however the declaration of future dividends is subject to the discretion of the board of directors. During the three months ended March 31, 2016, the Company's board of directors declared dividends totaling $0.205 per share or approximately $11.6 million in the aggregate.

In addition, during the three months ended March 31, 2016 and 2015, the Company recorded dividends totaling $0.1 million and $0.5 million, respectively, related to previously declared dividends that were contingent upon the vesting of performance vested restricted stock units.

Share Repurchases and Redemptions
The Company purchased 0.1 million shares of common stock under the share repurchase program at a total cost of $3.6 million during the three months ended March 31, 2016.
During the three months ended March 31, 2016, the Company redeemed 116,223 shares of common stock at a total cost of approximately $5.3 million from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were outside the share repurchase program.

14. Earnings Per Share
The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2016	2015

Computation of Basic Earnings Per Share:
Numerator:
Net income	$19,598	$21,594
Income allocated to participating securities	(131)	(164)
Net income available to common shareholders	$19,467	$21,430
Denominator:
Weighted average common shares outstanding – basic	56,025	57,003

Basic earnings per share	$0.35	$0.38

Computation of Diluted Earnings Per Share:
Numerator:
Net income	$19,598	$21,594
Income allocated to participating securities	(131)	(164)
Net income available to common shareholders	$19,467	$21,430
Denominator:
Weighted average common shares outstanding – basic	56,025	57,003
Diluted effect of stock options and PVRSUs	282	583
Weighted average common shares outstanding – diluted	56,307	57,586

Diluted earnings per share	$0.35	$0.37

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
At March 31, 2016 and 2015, the Company had 2.6 million and 2.2 million outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the period, unless the stock options would be anti-dilutive. For the three months ended March 31, 2016, the Company excluded 1.2 million of anti-dilutive stock options from the diluted earnings per share calculation. For the three months ended March 31, 2015, the Company excluded 0.5 million of anti-dilutive stock options from the diluted earnings per share calculation.
PVRSUs are also included in the diluted earnings per share calculation when the performance conditions have been met at the reporting date. However, at March 31, 2016 and 2015, PVRSUs totaling 207,432 and 192,163, respectively, were excluded from the computation since the performance conditions had not been met.

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

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Three Months Ended March 31, 2016
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$60,274	$32,418	$10,915	$(38,748)	$64,859
Initial franchise and relicensing fees	5,056	—	100	—	5,156
Procurement services	5,622	—	174	—	5,796
Marketing and reservation	116,143	135,224	3,426	(128,432)	126,361
Other	2,999	74	2,057	(184)	4,946
Total revenues	190,094	167,716	16,672	(167,364)	207,118
OPERATING EXPENSES:
Selling, general and administrative	39,227	28,762	6,062	(38,932)	35,119
Marketing and reservation	121,978	129,443	3,372	(128,432)	126,361
Depreciation and amortization	302	1,902	561	—	2,765
Total operating expenses	161,507	160,107	9,995	(167,364)	164,245
Operating income	28,587	7,609	6,677	—	42,873
OTHER INCOME AND EXPENSES, NET:
Interest expense	10,948	1	143	—	11,092
Equity in earnings of consolidated subsidiaries	(9,729)	807	—	8,922	—
Other items, net	(446)	1,282	567	—	1,403
Total other income and expenses, net	773	2,090	710	8,922	12,495
Income before income taxes	27,814	5,519	5,967	(8,922)	30,378
Income taxes	8,216	3,001	(437)	—	10,780
Net income	$19,598	$2,518	$6,404	$(8,922)	$19,598

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Three Months Ended March 31, 2015
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$57,587	$31,240	$11,155	$(37,551)	$62,431
Initial franchise and relicensing fees	5,496	—	221	—	5,717
Procurement services	4,666	—	141	—	4,807
Marketing and reservation	88,236	90,385	3,621	(83,529)	98,713
Other	3,102	—	475	—	3,577
Total revenues	159,087	121,625	15,613	(121,080)	175,245
OPERATING EXPENSES:
Selling, general and administrative	38,699	28,052	3,238	(37,551)	32,438
Marketing and reservation	92,024	86,811	3,407	(83,529)	98,713
Depreciation and amortization	774	1,705	211	—	2,690
Total operating expenses	131,497	116,568	6,856	(121,080)	133,841
Operating income	27,590	5,057	8,757	—	41,404
OTHER INCOME AND EXPENSES, NET:
Interest expense	10,032	—	147	—	10,179
Equity in earnings of consolidated subsidiaries	(11,332)	138	—	11,194	—
Other items, net	(292)	297	186	—	191
Total other income and expenses, net	(1,592)	435	333	11,194	10,370
Income before income taxes	29,182	4,622	8,424	(11,194)	31,034
Income taxes	7,588	2,284	(432)	—	9,440
Net income	$21,594	$2,338	$8,856	$(11,194)	$21,594

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2016
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$19,598	$2,518	$6,404	$(8,922)	$19,598
Other comprehensive income, net of tax:
Amortization of loss on cash flow hedge	215	—	—	—	215
Foreign currency translation adjustment	1,528	—	1,528	(1,528)	1,528
Other comprehensive income, net of tax	1,743	—	1,528	(1,528)	1,743
Comprehensive income	$21,341	$2,518	$7,932	$(10,450)	$21,341

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

Choice Hotels International, Inc.
Condensed Consolidating Balance Sheet
As of March 31, 2016
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$4,006	$97	$189,969	$—	$194,072
Receivables, net	92,653	1,383	8,900	(150)	102,786
Other current assets	36,443	21,060	7,739	(23,984)	41,258
Total current assets	133,102	22,540	206,608	(24,134)	338,116
Property and equipment, at cost, net	43,000	28,611	16,734	—	88,345
Goodwill	60,620	5,193	14,169	—	79,982
Franchise rights and other identifiable intangibles, net	2,983	1,013	8,029	—	12,025
Notes receivable, net of allowances	23,110	41,767	27,600	—	92,477
Investments, employee benefit plans, at fair value	—	17,802	—	—	17,802
Investment in affiliates	486,286	60,316	—	(546,602)	—
Advances to affiliates	17,579	215,709	3,032	(236,320)	—
Deferred income taxes	—	47,252	—	(10,716)	36,536
Other assets	15,646	46,928	59,485	(79)	121,980
Total assets	$782,326	$487,131	$335,657	$(817,851)	$787,263
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$7,995	$48,376	$4,398	$(150)	$60,619
Accrued expenses and other current liabilities	19,876	43,009	7,610	(23,879)	46,616
Deferred revenue	13,887	97,013	1,281	(105)	112,076
Current portion of long-term debt	—	247	769	—	1,016
Total current liabilities	41,758	188,645	14,058	(24,134)	220,327
Long-term debt	878,921	3,712	9,814	—	892,447
Deferred compensation and retirement plan obligations	—	22,404	11	—	22,415
Advances from affiliates	224,436	10,054	1,830	(236,320)	—
Deferred income taxes	8,632	—	2,863	(10,716)	779
Other liabilities	14,444	15,979	6,816	(79)	37,160
Total liabilities	1,168,191	240,794	35,392	(271,249)	1,173,128
Total shareholders’ (deficit) equity	(385,865)	246,337	300,265	(546,602)	(385,865)
Total liabilities and shareholders’ deficit	$782,326	$487,131	$335,657	$(817,851)	$787,263

Choice Hotels International, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2015
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$13,529	$19	$179,893	$—	$193,441
Receivables, net	79,381	1,132	8,992	(153)	89,352
Other current assets	19,029	14,176	5,331	(10,376)	28,160
Total current assets	111,939	15,327	194,216	(10,529)	310,953
Property and equipment, at cost, net	37,857	33,575	16,726	—	88,158
Goodwill	60,620	5,193	13,514	—	79,327
Franchise rights and other identifiable intangibles, net	2,965	1,013	7,970	—	11,948
Notes receivable, net of allowances	18,866	38,957	24,749	—	82,572
Investments, employee benefit plans, at fair value	—	17,674	—	—	17,674
Investment in affiliates	473,448	37,182	—	(510,630)	—
Advances to affiliates	17,144	212,773	7,789	(237,706)	—
Deferred income taxes	10,664	33,936	—	(2,166)	42,434
Other assets	319	45,383	38,348	(106)	83,944
Total assets	$733,822	$441,013	$303,312	$(761,137)	$717,010
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$12,359	$48,238	$3,987	$(153)	$64,431
Accrued expenses and other current liabilities	29,099	45,601	6,378	(10,271)	70,807
Deferred revenue	8,749	61,890	1,053	(105)	71,587
Current portion of long-term debt	—	430	761	—	1,191
Total current liabilities	50,207	156,159	12,179	(10,529)	208,016
Long-term debt	799,212	3,712	10,021	—	812,945
Deferred compensation and retirement plan obligations	—	22,849	10	—	22,859
Advances from affiliates	235,629	257	1,820	(237,706)	—
Other liabilities	44,673	15,755	10,933	(2,272)	69,089
Total liabilities	1,129,721	198,732	34,963	(250,507)	1,112,909
Total shareholders’ (deficit) equity	(395,899)	242,281	268,349	(510,630)	(395,899)
Total liabilities and shareholders' deficit	$733,822	$441,013	$303,312	$(761,137)	$717,010

Choice Hotels International, Inc.
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2016
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(63,763)	$28,508	$12,310	$—	$(22,945)
Cash Flows From Investing Activities:
Investment in property and equipment	(3,991)	(1,076)	(239)	—	(5,306)
Proceeds from sales of assets	—	—	1,700	—	1,700
Acquisitions of real estate	—	—	(25,389)	—	(25,389)
Contributions to equity method investments	—	(4,273)	(20)	—	(4,293)
Distributions from equity method investments	—	—	67	—	67
Purchases of investments, employee benefit plans	—	(896)	—	—	(896)
Proceeds from sales of investments, employee benefit plans	—	363	—	—	363
Issuance of mezzanine and other notes receivable	(4,684)	—	(2,803)	—	(7,487)
Collections of mezzanine and other notes receivable	109	—	—	—	109
Advances to and investment in affiliates	—	(25,685)	—	25,685	—
Divestment in affiliates	—	1,745	—	(1,745)	—
Other items, net	(162)	—	26	—	(136)
Net cash used by investing activities	(8,728)	(29,822)	(26,658)	23,940	(41,268)
Cash Flows from Financing Activities:
Net borrowings pursuant to revolving credit facilities	79,300	—	(33)	—	79,267
Principal payments on long-term debt	—	(183)	(135)	—	(318)
Purchases of treasury stock	(8,857)	—	—	—	(8,857)
Dividends paid	(11,612)	—	—	—	(11,612)
Excess tax benefits from stock-based compensation	—	1,575	—	—	1,575
Proceeds from contributions from affiliates	—	—	25,685	(25,685)	—
Distributions to affiliates	—	—	(1,745)	1,745	—
Proceeds from exercise of stock options	4,137	—	—	—	4,137
Net cash provided by financing activities	62,968	1,392	23,772	(23,940)	64,192
Net change in cash and cash equivalents	(9,523)	78	9,424	—	(21)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	652	—	652
Cash and cash equivalents at beginning of period	13,529	19	179,893	—	193,441
Cash and cash equivalents at end of period	$4,006	$97	$189,969	$—	$194,072

Choice Hotels International, Inc.
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2015
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(20,715)	$(2,457)	$7,337	$—	$(15,835)
Cash Flows From Investing Activities:
Investment in property and equipment	(4,712)	(2,060)	(32)	—	(6,804)
Proceeds from sales of assets	—	—	1,592	—	1,592
Equity method investments	—	(1,177)	(744)	—	(1,921)
Purchases of investments, employee benefit plans	—	(1,089)	—	—	(1,089)
Proceeds from sales of investments, employee benefit plans	—	925	—	—	925
Collections of mezzanine and other notes receivable	105	—	—	—	105
Advances to and investments in affiliates	—	(35)	—	35	—
Divestment in affiliates	—	1,592	—	(1,592)	—
Other items, net	(77)	—	—	—	(77)
Net cash provided (used) by investing activities	(4,684)	(1,844)	816	(1,557)	(7,269)
Cash Flows from Financing Activities:
Net borrowings pursuant to revolving credit facility	20,700	—	—	—	20,700
Principal payments on long-term debt	(2,813)	(177)	(92)	—	(3,082)
Proceeds from contributions from affiliates	—	—	35	(35)	—
Purchases of treasury stock	(6,227)	—	—	—	(6,227)
Dividends paid	(11,710)	—	—	—	(11,710)
Excess tax benefits from stock-based compensation	—	4,473	—	—	4,473
Distributions to affiliates	—	—	(1,592)	1,592	—
Proceeds from exercise of stock options	5,619	—	—	—	5,619
Net cash provided (used) by financing activities	5,569	4,296	(1,649)	1,557	9,773
Net change in cash and cash equivalents	(19,830)	(5)	6,504	—	(13,331)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(1,004)	—	(1,004)
Cash and cash equivalents at beginning of period	25,290	25	189,564	—	214,879
Cash and cash equivalents at end of period	$5,460	$20	$195,064	$—	$200,544

16. Reportable Segment Information

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
The Company evaluates its segments based primarily on the results of the segment without allocating corporate expenses, income taxes or indirect general and administrative expenses which are included in the Corporate and Other column. Corporate and Other Revenues include rental income related to an office building owned by the Company, as well as revenues from a recently acquired company which provides technological services for vacation rental management companies. Equity in earnings or losses from franchising related joint ventures is allocated to the Company's franchising segment. As described in Note 4, certain interest expenses related to the Company's marketing and reservation activities are allocated to the franchising segment. The Company does not allocate the remaining interest expense, interest income, other gains and losses or income taxes to its segments.
The following table presents the financial information for the Company's segments:

	Three Months Ended March 31, 2016				Three Months Ended March 31, 2015
(In thousands)	Franchising	SkyTouch Technology	Corporate & Other	Consolidated	Franchising	SkyTouch Technology	Corporate & Other	Consolidated

Revenues	$205,089	$406	$1,623	$207,118	$174,642	$270	$333	$175,245
Operating income (loss)	$58,592	$(4,325)	$(11,394)	$42,873	$57,457	$(5,430)	$(10,623)	$41,404
Income (loss) from continuing operations before income taxes	$56,412	$(4,325)	$(21,709)	$30,378	$56,452	$(5,430)	$(19,988)	$31,034

17.	Commitments and Contingencies
The Company is not a party to any litigation other than litigation in the ordinary course of business. The Company's management and legal counsel do not expect that the ultimate outcome of any of its currently ongoing legal proceedings, individually or collectively, will have a material adverse effect on the Company's financial position, results of operations or cash flows.
Contingencies
The Company entered into a limited payment guaranty with regards to a VIE's $18.0 million bank loan for the construction of a hotel franchised under one of the Company's brands in the United States. Under the terms of the limited guaranty, the Company has agreed to guarantee 25% of the outstanding principal balance for a maximum exposure of $4.5 million and accrued and unpaid interest, as well as any unpaid expenses incurred by the lender. The limited guaranty shall remain in effect until the maximum amount guaranteed by the Company is paid in full. In addition to the limited guaranty, the Company entered into an environmental indemnity agreement which indemnifies the lending institution from and against any damages relating to or arising out of possible environmental contamination issues with regards to the property.
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
The Company believes the likelihood of having to perform under the aforementioned limited payment guarantees was remote at March 31, 2016 and December 31, 2015.
Commitments
The Company has the following commitments outstanding at March 31, 2016:

•
The Company provides financing in the form of forgivable promissory notes or cash incentives to franchisees for property improvements, hotel development efforts and other purposes. At March 31, 2016, the Company had commitments to extend an additional $116.2 million for these purposes provided certain conditions are met by its franchisees, of which $53.4 million is expected to be advanced in the next twelve months.

•
The Company committed to make additional capital contributions totaling $26.1 million to existing joint ventures related to the construction of various hotels to be operated under the Company's Cambria hotel & suites brand. These commitments are expected to be funded in the next twelve months.

•
In August 2015, the Company provided financing to a development company to acquire and manage an existing Cambria hotel & suites from a third party. The Company has committed to provide up to an aggregate of $24.4 million for acquisition and property improvements. As of March 31, 2016, the Company has provided $23.8 million of the total commitment. The Company may provide up to an additional $0.6 million, if necessary, for additional property improvements. The promissory note matures on September 6, 2023; bears interest at variable rates and is payable monthly.

•
In November 2015, the Company provided financing to a development company to acquire and redevelop a historic office building into a Cambria hotel & suites. The Company has committed to provide up to an aggregate of $49.1 million, if necessary, for acquisition of the property and property improvements. As of March 31, 2016, the Company advanced $8.9 million. The promissory notes mature on November 30, 2019; bear interest at variable and fixed rates and are payable monthly.

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

18. Transactions with Unconsolidated Joint Ventures

In March 2016, the Company entered into a promissory note with an individual who is a member of one of the Company's unconsolidated joint ventures. The Company advanced $4.0 million for the member to purchase the Company's interest in the unconsolidated joint venture for $2.4 million and fund the development of the property into a Cambria hotel & suites. A deferred gain of $0.2 million will be recognized when the promissory note matures on March 1, 2019. The promissory notes bears interest at a fixed rate and is payable monthly.
In February 2016, the Company entered into a management fee arrangement for certain marketing services with a joint venture partner. No fees have been earned or costs reimbursed under this arrangement as of March 31, 2016.

19. Acquisitions

On August 11, 2015, the Company acquired 100% of the voting equity interest of Maxxton Holding B.V. (“MHB”) and its wholly owned subsidiaries, a Software as a Service ("SaaS") solution for vacation rental management companies. MHB provides central reservations systems, property management systems and integrated software applications including point-of-sale and is included in our Corporate and Other in our segment presentation found in Note 16. The total consideration was $23.6 million, which consisted of cash paid, net of cash acquired, of $13.3 million, deferred purchase price payable of $6.8 million, and liabilities assumed totaling $3.5 million. The deferred purchase price is payable over 5 years. In addition, the Company has a 5 years variable compensation arrangement with MHB's former owner which is contingent on future minimum performance targets. Total expected compensation under this arrangement is estimated to be approximately $13.6 million over the 5-year term. As these amounts are contingent on achievement of certain targets and continued employment, no amounts were recorded for these future payments at the acquisition date. The transaction has been accounted for using the acquisition method of accounting and accordingly, assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The results of MHB have been consolidated with the Company since August 11, 2015.
The Company allocated the purchase price based upon a preliminary assessment of the fair value of the assets and liabilities assumed as of August 11, 2015. The Company is continuing to evaluate the MHB acquisition. Further adjustments to the fair value determination may be necessary as a result of the Company's assessment of additional information related to the fair value of assets acquired and liabilities assumed. Therefore, as a result, the allocation is not final.
Real Estate Acquisitions
In the three months ended March 31, 2016, the Company completed three acquisitions of real estate as part of its program to incent franchise development in strategic markets for certain brands. The aggregate purchase price for these acquisitions was $25.8 million consisting of $25.6 million cash with an additional $0.2 million of current liabilities assumed. In addition the Company incurred $0.5 million in acquisition related costs, which have been expensed in the period. These acquisitions included:

•
On January 8, 2016 the Company acquired a parcel of land in Milwaukee, WI.  The land is currently being utilized as a parking lot and will be developed into a Cambria hotel & suites by the Company or through a future joint venture.

•
On January 11, 2016, the Company acquired a parcel of land and an office building in Indianapolis, IN.  The land and building are currently being utilized as a parking lot and actively managed office building.  The parking lot will be developed into a Cambria hotel & suites by the Company or through a future joint venture.  The office building acquired is being marketed for sale with closing expected to occur within one year of acquisition.  As of the date of the acquisition the building met the criteria to be classified as held for sale and is recorded as an asset held for sale at March 31, 2016. No depreciation expense is being recorded for the asset while classified as held for sale.

•
On February 1, 2016, the Company acquired an actively managed office building and surrounding parking area in Houston, Texas. The Company's plan for the building is to convert the property into a Cambria hotel & suites either through development or as a part of a joint venture agreement.

The Company has completed its assessment of the fair value of the assets acquired and as a result the allocation is final.  The results of operations, assets and liabilities have been reflected within the Company's franchising segment. The fair value of the assets and liabilities and associated useful lives are as follows:

	Estimated Fair Value (in thousands)	Useful Lives
Land	$14,548	Not depreciated(1)
Land Improvements	100	5 years
Building	10,499	30 years(1)
Leasehold Value	(24)	Not depreciated(2)
Lease in Place	327	Not depreciated(2)
Leasing Commission	51	Not depreciated(2)
Other Assets	303
Total Assets Acquired	25,804
Other Liabilities	(240)	(3)
Cash paid, net of cash acquired	$25,564
(1) Amount includes $0.4 million and $2.2 million classified on the balance sheet as held for sale
(2) Amount classified on the balance sheet as held for sale
(3) Includes $0.1 million recorded in held for sale

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Overview
We are primarily a hotel franchisor with franchise agreements representing 6,445 hotels open and 685 hotels under construction, awaiting conversion or approved for development as of March 31, 2016, with 509,962 rooms and 55,646 rooms, respectively, in 50 states, the District of Columbia and over 40 countries and territories outside the United States. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Ascend Hotel Collection®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, and Cambria hotel & suites® (collectively, the "Choice brands").
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
As a result of our use of master franchising relationships and international market conditions, total revenues from international franchising operations comprised 6% of our total revenues for the three months ended March 31, 2016, while representing approximately 18% of our franchise system hotels open as of March 31, 2016. Therefore, our description of the franchise system is primarily focused on the domestic operations.
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
With a focus on hotel franchising instead of ownership, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our business provides opportunities to improve operating results by increasing the number of franchised hotel rooms and effective royalty rates of our franchise contracts resulting in increased initial fee and relicensing revenue; ongoing royalty fees and procurement services revenues. In addition, our operating results can also be improved through our company-wide efforts related to improving property-level performance. The Company currently estimates, based on its current domestic portfolio of hotels under franchise, a 1% change in revenue per available room ("RevPAR") or rooms under franchise would increase or decrease annual domestic royalty revenues by approximately $3.0 million and a 1 basis point change in the Company's effective royalty rate would increase or decrease annual domestic royalties by approximately $0.7 million. In addition to these revenues, we also collect marketing and reservation system fees to support centralized marketing and reservation activities for the franchise system. The Company's hotel franchising business currently has relatively low capital expenditure requirements.
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

Historically, we have returned value to our shareholders through share repurchases and dividends. In 1998, our board of directors instituted a share repurchase program which has generated substantial value for our shareholders. Since the program's inception through March 31, 2016, we have repurchased 48.1 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.2 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 81.1 million shares at an average price of $15.16 per share. The Company purchased 0.1 million shares of common stock under the share repurchase program during the three months ended March 31, 2016. At March 31, 2016, we had approximately 1.6 million shares remaining under the current share repurchase authorization. We currently believe that our cash flows from operations will support our ability to complete the current repurchase authorization. Upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
The Company commenced paying quarterly dividends in 2004 and in 2012, the Company elected to pay a special cash dividend totaling approximately $600 million. The Company currently maintains the payment of a quarterly dividend on its common shares outstanding; however, the declaration of future dividends is subject to the discretion of the board of directors. During the fourth quarter of 2015, the Company's board of directors announced a 5% increase to the quarterly cash dividend rate to $0.205 per common share outstanding. The projected annual dividend in 2016 is $0.82 per common share outstanding. During the three months ended March 31, 2016, we paid cash dividends totaling approximately $11.6 million. We expect to continue to pay dividends in the future, subject to declaration by our board of directors as well as future business performance, economic conditions, changes in income tax regulations and other factors including limitations in the Company's credit facility. Based on the present dividend rate and outstanding share count, we expect that aggregate annual regular dividends for 2016 would be approximately $46.4 million.
The Company also allocates capital to growth opportunities in business areas that are adjacent or complementary to our core hotel franchising business, which leverage our core competencies and are additive to our franchising business model. The timing and amount of these investments are subject to market and other conditions and include the following:
Our board of directors authorized a program which permits us to offer financing, investment and guaranty support to qualified franchisees as well as allows us to acquire and resell real estate to incent franchise development for certain brands in strategic markets. As a result over the next several years, we expect to deploy capital pursuant to this program opportunistically to promote growth of our emerging brands. The amount and timing of the investment in this program will be dependent on market and other conditions and we generally expect to recycle these investments within a five-year period.
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
Franchising Revenues: The Company utilizes franchising revenues, which exclude revenues from marketing and reservation system activities, the SkyTouch Technology division, a recently acquired operation that provides software as a service solutions to vacation rental management companies, and revenue generated from the ownership of an office building that is leased to a third-party, rather than total revenues when analyzing the performance of the business. Marketing and reservation activities are excluded from franchising revenues since the Company is contractually required by its franchise agreements to use the fees collected for marketing and reservation activities; as such, no income or loss to the Company is generated. Cumulative marketing and reservation system fees not expended are recorded as a liability in the Company’s financial statements and are carried over to the next year and expended in accordance with the franchise agreements. Cumulative marketing and reservation expenditures incurred in excess of fees collected for marketing and reservation activities are deferred and recorded as an asset in the Company’s financial statements and recovered in future periods. SkyTouch is a division of the Company that develops and markets cloud-based technology products, including inventory management, pricing and connectivity to third party channels, to hoteliers not under franchise agreements with the Company. SkyTouch and our vacation rental technology solutions provider operations are excluded from franchising revenues since those operations do not reflect the Company's core franchising business but represent adjacent, complimentary lines of business. This non-GAAP measure is a commonly used measure of performance in our industry and facilitates comparisons between the Company and its competitors.
Calculation of Franchising Revenues

	Three Months Ended March 31,
	(in thousands)
	2016	2015

Total Revenues	$207,118	$175,245
Adjustments:
Marketing and reservation system revenues	(126,361)	(98,713)
Non-franchising activities	(2,029)	(603)
Franchising Revenues	$78,728	$75,929

Operations Review
Comparison of Operating Results for the Three-Month Periods Ended March 31, 2016 and 2015

Summarized financial results for the three months ended March 31, 2016 and 2015 are as follows:

(in thousands)	2016	2015
REVENUES:
Royalty fees	$64,859	$62,431
Initial franchise and relicensing fees	5,156	5,717
Procurement services	5,796	4,807
Marketing and reservation	126,361	98,713
Other	4,946	3,577
Total revenues	207,118	175,245
OPERATING EXPENSES:
Selling, general and administrative	35,119	32,438
Depreciation and amortization	2,765	2,690
Marketing and reservation	126,361	98,713
Total operating expenses	164,245	133,841
Operating income	42,873	41,404
OTHER INCOME AND EXPENSES, NET:
Interest expense	11,092	10,179
Interest income	(839)	(346)
Other (gains) and losses	62	(468)
Equity in net loss of affiliates	2,180	1,005
Total other income and expenses, net	12,495	10,370
Income before income taxes	30,378	31,034
Income taxes	10,780	9,440
Net income	$19,598	$21,594

Results of Operations
The Company recorded income before income taxes of $30.4 million for the three month period ended March 31, 2016, a $0.7 million, or 2% decrease from the same period of the prior year. The decline in income before income taxes primarily reflects a $1.5 million increase in operating income partially offset by an increase in interest expense of $0.9 million and a $1.2 million increase in equity in net loss of affiliates.
Operating income increased $1.5 million primarily due to a $2.8 million or 4% increase in the Company's franchising revenues offset by a $2.7 million or 8% increase in selling, general, and administrative expenses. The key drivers of these fluctuations are described in more detail below.
Franchising Revenues
Franchising revenues were $78.7 million for the three months ended March 31, 2016 compared to $75.9 million for the three months ended March 31, 2015, an increase of $2.8 million or 4%. The increase in franchising revenues is due to a $2.4 million or 4% increase in royalty revenues, a $1.0 million or 21% increase in procurement services revenues, offset by a decrease a $0.6 million or 10% decrease in initial and relicensing fees.
Royalty Fees
Domestic royalty fees for the three months ended March 31, 2016 increased $2.7 million to $60.5 million, an increase of 5% compared to the three months ended March 31, 2015. The increase in royalties is attributable to a 1.2% increase in RevPAR, a 0.3% an increase in the number of domestic franchised hotel rooms and an increase in the effective royalty rate. The Company's effective royalty rate of the domestic hotel system increased from 4.31% for the three months ended March 31, 2015 to 4.38% for the three months ended March 31, 2016. System-wide RevPAR increased due to a 2.5% increase in average daily rates, partially offset by a 70 basis point decrease in occupancy rates.
A summary of the Company's domestic franchised hotels operating information is as follows:

	For the Three Months Ended March 31, 2016*			For the Three Months Ended March 31, 2015*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$85.39	57.7%	$49.27	$82.90	57.4%	$47.55	3.0%	30	bps	3.6%
Comfort Suites	92.40	64.1%	59.26	90.12	64.4%	58.02	2.5%	(30)	bps	2.1%
Sleep	77.71	58.7%	45.61	76.44	59.5%	45.48	1.7%	(80)	bps	0.3%
Quality	72.23	52.2%	37.72	70.18	52.6%	36.93	2.9%	(40)	bps	2.1%
Clarion	75.90	50.1%	38.06	75.30	51.5%	38.74	0.8%	(140)	bps	(1.8)%
Econo Lodge	55.99	47.3%	26.46	54.41	47.9%	26.06	2.9%	(60)	bps	1.5%
Rodeway	57.77	51.0%	29.47	53.85	52.7%	28.40	7.3%	(170)	bps	3.8%
MainStay	72.91	57.9%	42.23	73.58	66.4%	48.85	(0.9)%	(850)	bps	(13.6)%
Suburban	48.28	73.0%	35.26	46.48	74.1%	34.42	3.9%	(110)	bps	2.4%
Ascend Hotel Collection	115.55	53.7%	62.01	113.19	60.8%	68.79	2.1%	(710)	bps	(9.9)%
Total	$76.47	55.0%	$42.05	$74.59	55.7%	$41.57	2.5%	(70)	bps	1.2%
___________________
*Operating statistics exclude Cambria hotel & suites since the operating statistics are not representative of a stabilized brand which the Company defines as having at least 25 units open and operating for a twelve month period.
The number of domestic rooms on-line increased by 1,185 rooms or 0.3% to 398,978 as of March 31, 2016 from 397,793 as of March 31, 2015. The total number of domestic hotels on-line increased by 1.1% to 5,276 as of March 31, 2016 from 5,219 as of March 31, 2015. Our unit growth has outpaced the growth in our rooms primarily due to the Company's multi-year strategy to rejuvenate the Comfort family of brands by terminating or repositioning under-performing hotels that no longer meet the Comfort brand standards. Hotels terminated from the Comfort brand family may be repositioned to a more suitable brand within the Company's family of brands or exit our franchise system. As a result of this strategy our unit growth has been driven primarily by brands with lower average room counts than the Comfort family of brands. A summary of domestic hotels and rooms on-line at March 31, 2016 and 2015 by brand is as follows:

	March 31, 2016		March 31, 2015		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	%	%
Comfort Inn	1,143	88,294	1,234	95,281	(91)	(6,987)	(7.4)%	(7.3)%
Comfort Suites	566	43,669	576	44,519	(10)	(850)	(1.7)%	(1.9)%
Sleep	379	27,139	368	26,533	11	606	3.0%	2.3%
Quality	1,394	111,124	1,292	104,654	102	6,470	7.9%	6.2%
Clarion	172	23,893	180	25,380	(8)	(1,487)	(4.4)%	(5.9)%
Econo Lodge	853	52,784	853	52,602	—	182	—%	0.3%
Rodeway	519	28,931	475	26,158	44	2,773	9.3%	10.6%
MainStay	54	4,019	46	3,571	8	448	17.4%	12.5%
Suburban	59	6,634	63	7,048	(4)	(414)	(6.3)%	(5.9)%
Ascend Hotel Collection	112	9,378	110	9,405	2	(27)	1.8%	(0.3)%
Cambria hotel & suites	25	3,113	22	2,642	3	471	13.6%	17.8%
Total Domestic Franchises	5,276	398,978	5,219	397,793	57	1,185	1.1%	0.3%

Domestic hotels open and operating remained unchanged during the three months ended March 31, 2016, compared to a net decrease of 2 domestic hotels open and operating during the three months ended March 31, 2015. Gross domestic franchise additions increased from 56 for the three months ended March 31, 2015 to 58 for the same period of 2016. New construction hotels represented 12 of the gross domestic additions during the three months ended March 31, 2016 as compared to 14 new construction hotel openings in the same period of the prior year. The decrease in new construction openings reflects the variability in timings of hotel openings from period to period. New construction hotels typically average 18 to 36 months to open after the franchise agreement is executed. Gross domestic additions for conversion hotels during the three months ended March 31, 2016 increased by 4 units to 46 from 42 for the three months ended March 31, 2015. The timing of conversion hotel openings are impacted by various factors including the complexity of the property improvement plans required to be completed prior to opening but typically open within three to four months after the execution of a franchise agreement.

Net domestic terminations increased from 58 in the three months ended March 31, 2015 to 61 for the three months ended March 31, 2016, primarily due to the Company's multi-year strategy to rejuvenate the Comfort family of brands by terminating under-performing hotels that no longer meet the Comfort brand standards.
International royalties declined $0.3 million from $4.7 million for the three months ended March 31, 2015 to $4.4 million for the three months ended March 31, 2016 despite a 5.2% increase in the number of rooms available primarily due to the negative impact of foreign currency fluctuations in the various countries that we operate and the timing of new room openings within the quarter. International available rooms increased by 5,486 from 105,498 as of March 31, 2015 to 110,984 as of March 31, 2016, and the total number of international hotels increased by 26 from 1,143 as of March 31, 2015 to 1,169 as of March 31, 2016.
Initial Franchise and Relicensing Fees
Domestic initial franchise fee revenue, included in the initial franchise and relicensing fees caption on the Company's statements of income, generated from executed franchise agreements decreased $0.6 million to $2.4 million for the three months ended March 31, 2016 from $3.0 million for the three months ended March 31, 2015. Domestic initial fee revenue decreased approximately 21% due to a 29% decrease in executed franchise agreements and a decrease in the amount of deferred revenue recognized in the first quarter of 2016 related to franchise agreements executed in prior periods. Executed franchise agreements decreased from 99 franchise agreements, representing 6,530 rooms, executed in the first quarter of 2015 to 70 franchise agreements, representing 5,371 rooms executed in the first quarter of 2016. Revenues associated with agreements including incentives are deferred and recognized when the incentive criteria are met or the agreement is terminated, whichever comes first.
During the first quarter of 2016, 15 of the executed agreements were for new construction hotel franchises representing 1,281 rooms compared to 23 contracts representing 1,487 rooms for the three months ended March 31, 2015. Conversion hotel executed franchise agreements totaled 55 representing 4,090 rooms for the three months ended March 31, 2016 compared to 76 agreements representing 5,043 rooms for the same period a year ago. The decline in the execution of new franchise agreements for conversion and new construction projects primarily reflects the timing of the process of converting new franchise applications into executed agreements. The Company expects to execute new domestic franchise agreements for the year ended December 31, 2016 at the same or greater levels than the prior year.
A summary of executed domestic franchise agreements by brand for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	6	4	10	4	7	11	50%	(43)%	(9)%
Comfort Suites	2	—	2	5	2	7	(60)%	(100)%	(71)%
Sleep	2	—	2	5	—	5	(60)%	NM	(60)%
Quality	—	23	23	2	29	31	(100)%	(21)%	(26)%
Clarion	1	3	4	—	3	3	NM	—%	33%
Econo Lodge	—	14	14	—	9	9	NM	56%	56%
Rodeway	—	10	10	—	14	14	NM	(29)%	(29)%
MainStay	1	—	1	4	—	4	(75)%	NM	(75)%
Suburban	—	—	—	—	2	2	NM	(100)%	(100)%
Ascend Hotel Collection	1	1	2	1	10	11	—%	(90)%	(82)%
Cambria hotel & suites	2	—	2	2	—	2	—%	NM	—%
Total Domestic System	15	55	70	23	76	99	(35)%	(28)%	(29)%
Relicensing fees include fees charged to the new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system as well as fees required to renew expiring franchise contracts. Domestic relicensing contracts increased 4% from 94 for the three months ended March 31, 2015 to 98 for the three months ended March 31, 2016. Renewals of expired contracts increased 50% from 6 for the three months ended March 31, 2015 to 9 during the current period. As a result of the 7% increase in relicensing and renewal contracts and an increase in the average fees per deal, domestic relicensing and renewal revenues increased 9% from $2.5 million in the first quarter of 2015 to $2.7 million in the first quarter of 2016.
As of March 31, 2016, the Company had 582 franchised hotels with 44,822 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 519 hotels and 39,252 rooms at March 31, 2015. The number of new construction franchised hotels in the Company's domestic pipeline increased 19% to 388 at March 31, 2016 from 326 at March 31, 2015. The growth in the number of new construction hotels in the domestic pipeline reflects the 9% and 79% increase in new construction franchise agreements executed in 2015 and 2014, respectively. New construction hotels typically average 18 to 36 months to open after the franchise agreement is executed. The number of conversion franchised hotels in the Company's domestic pipeline increased by 1 hotel or 1% from 193 hotels at March 31, 2015 to 194 hotels at March 31, 2016. The Company had an additional 103 franchised hotels with 10,824 rooms under construction, awaiting conversion or approved for development in its international system as of March 31, 2016 compared to 96 hotels and 9,897 rooms at March 31, 2015. While the Company's hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.

A summary of the domestic franchised hotels pipeline, which includes hotels under construction, awaiting conversion and approved for development, at March 31, 2016 and 2015 by brand is as follows:

							Variance
	March 31, 2016			March 31, 2015			Conversion		New Construction		Total
	Conversion	New Construction	Total	Conversion	New Construction	Total	Units	%	Units	%	Units	%
Comfort Inn	35	84	119	33	62	95	2	6%	22	35%	24	25%
Comfort Suites	3	92	95	3	74	77	—	—%	18	24%	18	23%
Sleep	—	76	76	2	73	75	(2)	(100)%	3	4%	1	1%
Quality	47	5	52	54	6	60	(7)	(13)%	(1)	(17)%	(8)	(13)%
Clarion	7	3	10	10	2	12	(3)	(30)%	1	50%	(2)	(17)%
Econo Lodge	26	4	30	28	4	32	(2)	(7)%	—	—%	(2)	(6)%
Rodeway	40	2	42	34	3	37	6	18%	(1)	(33)%	5	14%
MainStay	—	55	55	1	47	48	(1)	(100)%	8	17%	7	15%
Suburban	4	8	12	6	12	18	(2)	(33)%	(4)	(33)%	(6)	(33)%
Ascend Hotel Collection	27	20	47	22	20	42	5	23%	—	0%	5	12%
Cambria hotel & suites	5	39	44	—	23	23	5	NM	16	70%	21	91%
	194	388	582	193	326	519	1	1%	62	19%	63	12%

Procurement Services: Revenues increased $1.0 million or 21% from $4.8 million for the three months ended March 31, 2015 to $5.8 million for the three months ended March 31, 2016. The increase in revenues primarily reflects the implementation of new brand programs as well as an increase in the volume of business transacted with existing and new qualified vendors and strategic alliance partners.
Other Income: Revenue increased $1.4 million from the three months ended March 31, 2015 to $4.9 million for the three months ended March 31, 2016. The increase in other income is primarily due to revenue related to the Company's recent acquisition of a technology solutions provider to vacation rental management companies.
Selling, General and Administrative Expenses: The cost to operate the business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $35.1 million for the three months ended March 31, 2016, an increase of $2.7 million from the three months ended March 31, 2015.
SG&A expenses for the three months ended March 31, 2016 and 2015 include approximately $6.7 million and $5.5 million, respectively, related to the Company's SkyTouch and vacation rental divisions, and expenses related to operations of an office building leased to a third party. Excluding SG&A expenses for non-franchising divisions, SG&A for the three months ended March 31, 2016 increased $1.5 million or 6% to $28.4 million in the current year primarily due to increased costs related to increases in franchise support activities.
Marketing and Reservations: The Company's franchise agreements require the payment of franchise fees, which include marketing and reservation system fees. The fees, which are primarily based on a percentage of the franchisees' gross room revenues, are used exclusively by the Company for expenses associated with providing franchise services such as central reservation systems, national marketing and media advertising. The Company is contractually obligated to expend the marketing and reservation system fees it collects from franchisees in accordance with the franchise agreements; as such, no net income or loss to the Company is generated. Cumulative marketing and reservation fees not expended are deferred and recorded as a liability in the Company's financial statements and carried over to the next year and expended in accordance with the franchise agreements. Conversely, cumulative marketing and reservation expenditures incurred in excess of fees billed for marketing and reservation activities are deferred and recorded as an asset in the Company's financial statements and recovered in future periods.
Total marketing and reservation system revenues increased 28% from $98.7 million for the three months ended March 31, 2015 to $126.4 million for the three months ended March 31, 2016. The increase in revenues was primarily due to a one-time expense related to a change in the Company's expiration policy for the Choice Privileges membership program; as well as, recognition of improved system fees resulting from RevPAR increases, increasing revenues from the Choice Privileges loyalty program resulting from the growth in program membership, and increases in the average daily rate. Marketing and reservation system revenues recognized during the three months ended March 31, 2016 were impacted by the recognition of $30.7 million of previously deferred revenues in 2016, compared to $1.7 million recognized for the three months ended March 31, 2015.
At March 31, 2016, cumulative marketing and reservation system expenses exceeded fees billed by $15.6 million, compared to cumulative marketing and reservation system fees billed exceeding expenses by $30.7 million as of December 31, 2015. The deficit and excess are reflected as an other long-term asset and liability, respectively in the accompanying consolidated balance sheets.
Other (Gains) and Losses: Other (gains) and losses decreased from a gain of $0.5 million for the three months ended March 31, 2015 to a loss of $0.1 million in the same period of the current year primarily due to the fluctuations in the fair value of the investments held in the Company's non-qualified employee benefit plans and a $0.3 million gain on sale of assets in the first quarter of 2015.
Equity in Net (Income) Loss of Affiliates: The Company recorded $2.2 million of losses from its unconsolidated joint ventures for the three months ended March 31, 2016, compared to a $1.0 million loss for the three months ended March 31, 2015. The $1.2 million increase in losses is primarily attributable to the results of operations during the ramp up period of operations for several recently opened or acquired hotel projects owned by unconsolidated joint ventures. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria hotels & suites in strategic markets.
Income Taxes: The Company’s effective income tax rates from continuing operations were 35.5% and 30.4% for the three months ended March 31, 2016 and March 31, 2015, respectively. The effective income tax rate for the three months ended March 31, 2016 was higher than the U.S. federal income tax rate of 35% due to the impact of state income taxes, partially offset by the impact of foreign operations. The rate was also impacted by an unfavorable adjustment of $1.2 million to our tax rate benefit from foreign operations. The effective income tax rate for the three months ended March 31, 2015 was lower than the U.S. federal income tax rate of 35% due to the impact of foreign operations, partially offset by state income taxes and the settlement of unrecognized tax positions.

Liquidity and Capital Resources
Operating Activities
During the three months ended March 31, 2016 and 2015, net cash used by operating activities totaled $22.9 million and $15.8 million, respectively. Operating cash flows declined $7.1 million primarily due to a $44.4 million decrease in cash flows from marketing and reservation activities offset by a $32.9 million increase in deferred revenue and a $6.9 million decline in net disbursements to franchisees for property improvements and other purposes utilizing forgivable promissory notes.
Net cash used by marketing and reservation activities totaled $39.8 million during the three months ended March 31, 2016 compared to net cash provided of $4.6 million during the three months ended March 31, 2015. The decline in cash provided by marketing and reservation activities primarily reflects a one-time deferral related to a change in the Company's expiration policy for the Company's loyalty program and an increase in advertising and promotional costs to support various brand programs. Additionally, the Company expanded its information technology workforce in 2015 to support improvements to the Company's various property management and central reservation technologies that are designed to deliver guests to our franchised hotels.
In conjunction with brand and development programs, the Company provides financing to franchisees for property improvements and other purposes in the form of forgivable notes receivable. If the franchisee remains in the system in good standing over the term of the promissory note, the Company forgives the outstanding principal balance and related interest. Since these forgivable notes are predominantly forgiven ratably over the term of the promissory note rather than repaid, the Company classifies the related issuance and collections of these notes as operating activities. During the three months ended March 31, 2016 and 2015, the Company's net advances for these purposes totaled $6.5 million and $13.4 million, respectively. The timing and amount of these cash flows is dependent on various factors including the implementation of various development and brand incentive programs, the level of franchise sales and the timing of hotel openings. At March 31, 2016, the Company had commitments to extend an additional $116.2 million for these purposes provided certain conditions are met by its franchisees, of which $53.4 million is expected to be advanced in the next twelve months.
Investing Activities

Cash utilized for investing activities totaled $41.3 million and $7.3 million for the three months ended March 31, 2016 and 2015, respectively. The increase in cash utilized for investing activities for the three months ended March 31, 2016 primarily reflects the following items:
During the three months ended March 31, 2016 and 2015, capital expenditures totaled $5.3 million and $6.8 million, respectively. The decrease in capital expenditures from 2015 primarily reflects decreased spending on upgrades of our central reservation and yield management systems as well as purchases of technology hardware.
During the three months ended March 31, 2016, the Company completed three acquisitions of real estate as part of a program to incent franchise development in strategic markets for certain brands. The aggregate purchase price for these acquisitions was $25.8 million consisting of $25.6 million cash (of which $0.3 million was paid as a deposit in the fourth quarter of 2015) with an additional $0.2 million of current liabilities assumed. In addition, the Company incurred $0.5 million in acquisition related costs, which have been expensed in the period.
During the three months ended March 31, 2016 and 2015, the Company invested $4.3 million and $1.9 million, respectively, in joint ventures accounted for under the equity method of accounting. The Company's investment in these joint ventures primarily relate to ventures that either support the Company's efforts to increase business delivery to its franchisees or promote growth of our emerging brands.

The Company provides financing to franchisees for hotel development efforts and other purposes in the form of notes receivables. These loans bear interest and are expected to be repaid in accordance with the terms of the loan arrangements. During the three months ended March 31, 2016, the Company advanced $7.5 million for these purposes. For the three months ended March 31, 2015, the Company did not provide any financing for hotel development efforts. At March 31, 2016, the Company had commitments to extend an additional $40.8 million for these purposes within the next twelve months provided certain conditions are met by its franchisees.

From time to time, our board of directors authorizes specific transactions and general programs which permit us to provide financing, investment and guarantees and similar credit support to qualified franchisees, as well as to acquire and resell real estate to incent franchise development. Since 2006, we have engaged in these financial support activities to encourage acceleration of the growth of our Cambria hotel & suites brand, primarily in strategic markets and locations. Over the next three to five years, depending on market and other conditions, we expect to continue to deploy capital in support of this brand and expect our investment to range between $250 million to $350 million over that time period. The annual pace of future financial support activities will depend upon market and other conditions including among others, our franchise sales results, the environment for new construction hotel development and the hotel lending environment. Our support of the Cambria brand’s growth is expected to be primarily in the form of joint venture investments, forgivable key money loans, senior mortgage loans, development loans, mezzanine lending, and through the operation of a land-banking program. With respect to our lending and joint venture investments, we generally expect to recycle these loans and investments within a five year period. At March 31, 2016, the Company had approximately $167 million outstanding pursuant to these financial support activities.

Financing Activities
Financing cash flows relate primarily to the Company's borrowings, open market treasury stock repurchases, acquisition of shares in connection with the exercise or vesting of equity awards, and dividends.
Debt
Senior Unsecured Notes due 2022
On June 27, 2012, the Company issued unsecured senior notes with a principal amount of $400 million (the "2012 Senior Notes") at par, bearing a coupon of 5.75% with an effective rate of 6.0%. The 2012 Senior Notes will mature on July 1, 2022, with interest to be paid semi-annually on January 1st and July 1st. The Company utilized the net proceeds of this offering, after deducting underwriting discounts and commissions and other offering expenses, together with borrowings under the Company's senior credit facility, to pay a special cash dividend totaling approximately $600.7 million paid to stockholder on August 23, 2012. The Company's 2012 Senior Notes are guaranteed jointly, severally, fully and unconditionally, subject to certain customary limitations by eight wholly-owned domestic subsidiaries.
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

The Credit Agreement provides for a $450 million unsecured revolving credit facility (the “Revolver”) with a final maturity date of July 21, 2020, subject to optional one-year extensions that can be requested by the Company prior to each of the first, second and third anniversaries of the closing date of the Revolver. The effectiveness of any such extensions is subject to the consent of the lenders under the Credit Agreement and certain customary conditions. Up to $35 million of borrowings under the Revolver may be used for alternative currency loans and up to $15 million of borrowings under the Revolver may be used for swing line loans.

The Revolver is unconditionally guaranteed, jointly and severally, by certain of the Company’s domestic subsidiaries, which are considered restricted subsidiaries under the Credit Agreement. The subsidiary guarantors currently include all subsidiaries that guarantee the obligations under the Company's Indenture governing the terms of its 5.75% senior notes due 2020 and its 5.70% senior notes due 2020. If the Company achieves and maintains an Investment Grade Rating, as defined in the Credit Agreement, then the subsidiary guarantees will at the election of the Company be released and the Revolver will not be guaranteed.

The Company may at any time prior to the final maturity date increase the amount of the Revolver by up to an additional $150 million to the extent that any one or more lenders commit to being a lender for the additional amount and certain other customary conditions are met.

The Company currently may elect to have borrowings under the Revolver bear interest at a rate equal to (i) LIBOR plus a margin ranging from 135 to 175 basis points based on the Company’s total leverage ratio or (ii) a base rate plus a margin ranging from 35 to 75 basis points based on the Company’s total leverage ratio. If the Company achieves an Investment Grade Rating, then the Company may elect to use a different, ratings-based, pricing grid set forth in the Credit Agreement.

The Credit Agreement requires the Company to pay a fee on the undrawn portion of the Revolver, calculated on the basis of the average daily unused amount of the Revolver multiplied by 0.20% per annum. If the Company achieves an Investment Grade Rating and it elects to use the ratings-based pricing grid set forth in the Credit Agreement, then the Company will be required to pay a fee on the total commitments under the Revolver, calculated on the basis of the actual daily amount of the commitments under the Revolver (regardless of usage) times a percentage per annum ranging from 0.10% to 0.25% (depending on the Company’s senior unsecured long-term debt rating).

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

At March 31, 2016, the Company maintained a total leverage ratio of 3.31x and a consolidated fixed charge ratio of 6.68x and was in compliance with all financial covenants under the credit agreement.

The proceeds of the Revolver are expected to be used for general corporate purposes, including working capital, debt repayment, stock repurchases, dividends, investments and other permitted uses set forth in the Credit Agreement.
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
Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At March 31, 2016, the Company had been advanced approximately $3.7 million pursuant to these agreements and expects to receive the remaining $0.7 million over the next several years, subject to annual appropriations by the governmental entities. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration of the Company's ten year corporate headquarters lease in 2023 will be forgiven in full. The advances will be included in long-term debt in the Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all current performance conditions as of March 31, 2016.
Dividends
The Company currently maintains the payment of a quarterly dividend on its common shares outstanding; however, the declaration of future dividends is subject to the discretion of our board of directors. In December 2015, the Company's board of board of directors increased the quarterly dividend rate to $0.205 per common share, beginning with the first dividend payable in 2016, representing a 5% increase from previous quarterly declarations.
During the three months ended March 31, 2016, the Company paid cash dividends totaling $11.6 million. We expect to continue to pay dividends in the future, subject to the declaration of our board of directors as well as to future business performance, economic conditions, changes in income tax regulations and other factors including limitations in the Company's credit facility. Based on the present dividend rate and outstanding share count, we expect that aggregate annual regular dividends for 2016 would be approximately $46.4 million.
Share Repurchases
The Company purchased 0.1 million shares of common stock under the share repurchase program at a total cost of $3.6 million during the three months ended March 31, 2016. Since the program's inception through March 31, 2016, we have repurchased 48.1 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.2 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 81.1 million shares at an average price of $15.16 per share. As of March 31, 2016, the Company had approximately 1.6 million shares remaining under the current share repurchase authorization.
During the three months ended March 31, 2016, the Company redeemed 116,223 shares of common stock at a total cost of approximately $5.3 million from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were outside the share repurchase program.
Other items
Approximately $189.9 million of the Company's cash and cash equivalents at March 31, 2016 pertains to undistributed earnings of the Company's consolidated foreign subsidiaries. Since the Company's intent is for such earnings to be reinvested by the foreign subsidiaries, the Company has not provided additional U.S. income taxes on these amounts. While the Company has no intention to utilize these cash and cash equivalents in its domestic operations, any change to this policy would result in the Company incurring additional U.S. income taxes on any amounts utilized domestically.
The Company believes that cash flows from operations and available financing capacity are adequate to meet the expected future operating, investing and financing needs of the business.
Off Balance Sheet Arrangements
The Company entered into a limited payment guaranty with regards to a VIE's $18.0 million bank loan for the construction of a hotel franchised under one of the Company's brands in the United States. Under the terms of the limited guaranty, the Company has agreed to guarantee 25% of the outstanding principal balance for a maximum exposure of $4.5 million and accrued and unpaid interest, as well as any unpaid expenses incurred by the lender. The limited guaranty shall remain in effect until the maximum amount guaranteed by the Company is paid in full. In addition to the limited guaranty, the Company entered into an environmental indemnity agreement which indemnifies the lending institution from and against any damages relating to or arising out of possible environmental contamination issues with regards to the property.
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
The Company believes the likelihood of having to perform under the aforementioned limited payment guarantees was remote at March 31, 2016 and December 31, 2015.

Critical Accounting Policies
Our accounting policies comply with principles generally accepted in the United States. We have described below those policies that we believe are critical and require the use of complex judgment or significant estimates in their application. Additional discussion of these policies is included in Note 1 to our consolidated financial statements as of and for the year ended December 31, 2015 included in our Annual Report on Form 10-K.

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

New Accounting Standards
See Footnote No. 1, "Recently Adopted Accounting Guidance" and "Future Adoption of Recently Announced Accounting Guidance," of the Notes to our Financial Statements for information related to our adoption of new accounting standards in the first quarter of 2016 and for information on our anticipated adoption of recently issued accounting standards.
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
Several factors could cause actual results, performance or achievements of the Company to differ materially from those expressed in or contemplated by the forward-looking statements.  Such risks include, but are not limited to, changes to general, domestic and foreign economic conditions;  changes in law and regulation applicable to the lodging and franchising industries foreign currency fluctuations; operating risks common in the lodging and franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees and our relationships with our franchisees; our ability to keep pace with improvements in technology utilized for marketing and reservations systems and other operating systems; the commercial acceptance of our SkyTouch division's products and services; our ability to grow our franchise system; exposures to risks relating to development activities; fluctuations in the supply and demand for hotels rooms; our ability to realize anticipated benefits of acquired businesses; the level of acceptance of alternative growth strategies we may implement; cyber security and data breach risks; operating risks associated with international operations; the outcome of litigation; and our ability to effectively manage our indebtedness.  These and other risk factors are discussed in detail in the Risk Factors section of the Company's Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on February 29, 2016.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company's foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including in certain circumstances the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $18.3 million and $17.8 million at March 31, 2016 and December 31, 2015, respectively which we account for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
At March 31, 2016, the Company had $238.3 million of variable interest rate debt instruments outstanding at an effective rate of 1.9%. A hypothetical change of 10% in the Company’s effective interest rate from March 31, 2016 levels would increase or decrease annual interest expense by $0.5 million. The Company expects to refinance its fixed and variable long-term debt obligations prior to their scheduled maturities.
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
An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.
Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2016, that materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.
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
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on February 29, 2016. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the three months ended March 31, 2016:

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1),(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2016	96,031	$47.71	72,515	1,589,696
February 29, 2016	84,638	45.63	—	1,589,696
March 31, 2016	8,069	51.33	—	1,589,696
Total	188,738	$46.93	72,515	1,589,696
 _______________________

(1)
The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998. The program has no fixed dollar amount or expiration date. Since the program's inception through March 31, 2016, we have repurchased 48.1 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.2 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 81.1 million shares at an average price of $15.16 a share.

(2)
During the three months ended March 31, 2016, the Company redeemed 116,223 shares of common stock from employees to satisfy the option price and minimum tax-withholding requirements related to the exercising of options and vesting of restricted stock and performance vested restricted stock unit grants. These redemptions were not part of the board repurchase authorization.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
Exhibit Number and Description

Exhibit Number	Description

3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

3.02(b)	Amendment to the Restated Certificate of Incorporation of Choice Hotels International, Inc.

3.03(c)	Amended and Restated Bylaws of Choice Hotels International, Inc.

3.04(d)	Amendment to the Amended and Restated Bylaws of Choice Hotels International, Inc.

3.05 (e)	Amendment to the Amended and Restated Bylaws of Choice Hotels International, Inc.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

_______________________

*	Filed herewith

(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Registration Statement on Form S-4, filed August 31, 1998 (Reg. No. 333-62543).

(b)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed May 1, 2013.

(c)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed February 16, 2010.

(d)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed April 29, 2015.

(e)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K dated January 12, 2016, filed on January 13, 2016.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

May 5, 2016	By:	/S/ DAVID L. WHITE
David L. White
Senior Vice President, Chief Financial Officer & Treasurer