Form 10-Q
period 2016-06-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2016-08-04
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

CLASS	SHARES OUTSTANDING AT JUNE 30, 2016
Common Stock, Par Value $0.01 per share	56,106,071

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
REVENUES:
Royalty fees	$86,195	$81,183	$151,054	$143,614
Initial franchise and relicensing fees	5,706	5,816	10,862	11,533
Procurement services	10,308	8,589	16,104	13,396
Marketing and reservation system	133,814	133,122	260,175	231,835
Other	5,728	3,446	10,674	7,023
Total revenues	241,751	232,156	448,869	407,401
OPERATING EXPENSES:
Selling, general and administrative	40,039	33,122	75,158	65,560
Depreciation and amortization	2,956	2,995	5,721	5,685
Marketing and reservation system	133,814	133,122	260,175	231,835
Total operating expenses	176,809	169,239	341,054	303,080
Operating income	64,942	62,917	107,815	104,321
OTHER INCOME AND EXPENSES, NET:
Interest expense	11,224	11,057	22,316	21,236
Interest income	(827)	(277)	(1,666)	(623)
Other gains	(321)	(1,173)	(259)	(1,641)
Equity in net (income) losses of affiliates	(744)	431	1,436	1,436
Total other income and expenses, net	9,332	10,038	21,827	20,408
Income before income taxes	55,610	52,879	85,988	83,913
Income taxes	16,788	17,066	26,003	26,506
Net income	$38,822	$35,813	$59,985	$57,407

Basic earnings per share	$0.69	$0.62	$1.06	$1.00
Diluted earnings per share	$0.68	$0.62	$1.06	$0.99

Cash dividends declared per share	$0.205	$0.195	$0.41	$0.39
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED, IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income	$38,822	$35,813	$59,985	$57,407
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	216	216	431	431
Foreign currency translation adjustment	(629)	175	899	(1,272)
Other comprehensive income (loss), net of tax	(413)	391	1,330	(841)
Comprehensive income	$38,409	$36,204	$61,315	$56,566

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED, IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	June 30, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$207,888	$193,441
Receivables (net of allowance for doubtful accounts of $7,950 and $8,719, respectively)	126,689	89,352
Income taxes receivable	500	5,486
Notes receivable, net of allowance	8,235	5,107
Other current assets	34,731	17,567
Total current assets	378,043	310,953
Property and equipment, at cost, net	86,784	88,158
Goodwill	79,629	79,327
Franchise rights and other identifiable intangibles, net	11,676	11,948
Notes receivable, net of allowances	92,195	82,572
Investments, employee benefit plans, at fair value	16,516	17,674
Investments in unconsolidated entities	78,801	67,037
Deferred income taxes	38,631	42,434
Other assets	61,115	16,907
Total assets	$843,390	$717,010
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$74,925	$64,431
Accrued expenses and other current liabilities	64,144	70,648
Deferred revenue	113,763	71,587
Current portion of long-term debt	833	1,191
Income taxes payable	5,632	159
Total current liabilities	259,297	208,016
Long-term debt	901,352	812,945
Deferred compensation and retirement plan obligations	20,873	22,859
Deferred income taxes	721	506
Other liabilities	34,975	68,583
Total liabilities	1,217,218	1,112,909
Commitments and Contingencies
Common stock, $0.01 par value, 160,000,000 shares authorized; 95,065,638 shares issued at June 30, 2016 and December 31, 2015 and 56,106,071 and 56,336,566 shares outstanding at June 30, 2016 and December 31, 2015, respectively	951	951
Additional paid-in-capital	152,596	149,895
Accumulated other comprehensive loss	(7,448)	(8,778)
Treasury stock (38,959,567 and 38,729,072 shares at June 30, 2016 and December 31, 2015, respectively), at cost	(1,071,676)	(1,052,864)
Retained earnings	551,749	514,897
Total shareholders’ deficit	(373,828)	(395,899)
Total liabilities and shareholders’ deficit	$843,390	$717,010
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED, IN THOUSANDS)

	Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$59,985	$57,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,721	5,685
(Gain) loss on sale of assets	7	(1,595)
Provision for bad debts, net	962	1,197
Non-cash stock compensation and other charges	7,966	5,399
Non-cash interest and other (income) loss	958	1,340
Excess tax benefits from stock-based compensation	1,404	4,613
Deferred income taxes	4,030	(2,095)
Equity (earnings) losses from unconsolidated joint ventures, net of distributions received	2,193	2,781
Changes in assets and liabilities:
Receivables	(39,058)	(28,856)
Advances to/from marketing and reservation activities, net	(42,671)	3,724
Forgivable notes receivable, net	(13,174)	(19,186)
Accounts payable	10,567	16,990
Accrued expenses and other current liabilities	(8,842)	(6,969)
Income taxes payable/receivable	9,059	2,450
Deferred revenue	42,164	4,041
Other assets	(10,834)	(5,152)
Other liabilities	(2,576)	769
Net cash provided by operating activities	27,861	42,543
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(10,912)	(14,554)
Proceeds from sales of assets	1,700	6,283
Acquisitions of real estate	(25,389)	—
Contributions to equity method investments	(19,688)	(2,446)
Distributions from equity method investments	3,619	270
Purchases of investments, employee benefit plans	(1,140)	(1,736)
Proceeds from sales of investments, employee benefit plans	1,136	1,087
Issuance of mezzanine and other notes receivable	(13,048)	(1,500)
Collections of mezzanine and other notes receivable	10,158	3,567
Other items, net	(311)	(261)
Net cash used by investing activities	(53,875)	(9,290)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings pursuant to revolving credit facilities	87,950	13,000
Principal payments on long-term debt	(623)	(6,169)
Purchases of treasury stock	(28,278)	(6,244)
Dividends paid	(23,193)	(22,940)
Proceeds from exercise of stock options	4,234	5,696
Net cash provided (used) by financing activities	40,090	(16,657)
Net change in cash and cash equivalents	14,076	16,596
Effect of foreign exchange rate changes on cash and cash equivalents	371	(825)
Cash and cash equivalents at beginning of period	193,441	214,879
Cash and cash equivalents at end of period	$207,888	$230,650
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Income taxes, net of refunds	$12,500	$21,052
Interest, net of capitalized interest	$21,035	$19,800
Non-cash investing and financing activities:
Dividends declared but not paid	$11,498	$11,233
Investment in property and equipment acquired in accounts payable	$674	$1,658
Non-cash sale of investment in unconsolidated joint venture	$2,350	$0
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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU No. 2016-09"). ASU No. 2016-09 requires that excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit to the income statement. The Company must also make an accounting policy election of whether to account for forfeitures based on an estimate of the number of awards that are expected to vest or to account for forfeitures when they occur. In addition, excess tax benefits are required to be classified along with other income tax cash flows as an operating activity on the statement of cash flows and cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity. ASU No. 2016-09 is effective for fiscal years, and interim periods for those years, beginning after December 15, 2016. Early adoption is permitted, but if elected, a Company must adopt all of the amendments in the same period.

The Company adopted the new guidance in the second quarter of 2016 and in accordance with the provisions of ASU 2016-09 applied the required adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. The primary impact of adoption was the recognition of excess tax benefits in the Company's provision for income taxes rather than additional paid-in-capital during the six months ended June 30, 2016. Additional amendments to the accounting for income taxes and minimum statutory withholding tax requirements had no impact to retained earnings as of January 1, 2016, where the cumulative effect of these changes are required to be recorded. The Company has elected to continue to estimate forfeitures based on an estimate of the number of awards that are expected to vest.

The Company also elected to apply the presentation requirements for cash flows related to excess tax benefits retrospectively which resulted in an increase to net cash provided by operating activities and an increase in net cash used by financing activities of $4.6 million for the six months ended June 30, 2015.

Adoption of the new standard resulted in the recognition of tax expense of $0.2 million and tax benefits of $1.4 million in our provision for income taxes rather than additional paid-in-capital for the three and six months ended June 30, 2016, respectively. The impact to our previously reported first quarter 2016 results was $1.6 million, reflected as follows:

	Three Months Ended March 31, 2016
(In thousands, except per share amounts)	As Reported	As Adjusted
Consolidated Statements of Income:
Income taxes	$10,780	$9,215
Net income	$19,598	$21,163
Basis earnings per share	$0.35	$0.38
Diluted earnings per share	$0.35	$0.37

Consolidated Statements of Cash Flows:
Net cash used by operating activities	$(22,945)	$(21,380)
Net cash provided by financing activities	$64,192	$62,627

	March 31, 2016
	As Reported	As Adjusted
Consolidated Balance Sheets:
Additional paid-in-capital	$150,127	$148,562
Retained earnings	$522,854	$524,419
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

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) ("ASU No. 2016-10"), the amendment does not change the core principles of the standard, ASU 2014-09, Revenue from Contracts with Customers, but clarifies the accounting for licenses of intellectual property, as well as the identification of distinct performance obligations in a contract. The standard should be adopted concurrently with adoption of ASU 2014-09 which is effective for annual and interim periods beginning after December 15, 2017. The Company has not yet selected a transition method and is still assessing the impact that ASU 2016-10 will have on its financial statements and disclosures.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses ("ASU No. 2016-13"), which will require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years. The Company is currently assessing the potential impact that ASU 2016-13 will have on its consolidated financial position or results of operations.

2. Other Current Assets
Other current assets consist of the following:

	June 30, 2016	December 31, 2015
	(in thousands)
Prepaid expenses	$25,821	$14,144
Other current assets	2,558	1,725
Assets held for sale	6,352	1,698
Total	$34,731	$17,567

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

The following table shows the composition of our notes receivable balances:

	June 30, 2016			December 31, 2015
	(in thousands)			(in thousands)
Credit Quality Indicator	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Total	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Total
Senior	$—	$45,047	$45,047	$—	$40,388	$40,388
Subordinated	—	6,816	6,816	—	6,197	6,197
Unsecured	52,167	4,397	56,564	44,333	3,526	47,859
Total notes receivable	52,167	56,260	108,427	44,333	50,111	94,444
Allowance for losses on non-impaired loans	5,136	1,214	6,350	4,615	1,364	5,979
Allowance for losses on receivables specifically evaluated for impairment	—	1,647	1,647	—	786	786
Total loan reserves	5,136	2,861	7,997	4,615	2,150	6,765
Net carrying value	$47,031	$53,399	$100,430	$39,718	$47,961	$87,679
Current portion, net	$214	$8,021	$8,235	$143	$4,964	$5,107
Long-term portion, net	46,817	45,378	92,195	39,575	42,997	82,572
Total	$47,031	$53,399	$100,430	$39,718	$47,961	$87,679

The Company classifies notes receivable due within one year as current assets in the Company’s consolidated balance sheets.
The following table summarizes the activity related to the Company’s Forgivable Notes Receivable and Mezzanine and Other Notes Receivable allowance for losses for the six months ended June 30, 2016:

	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable
	(in thousands)
Beginning balance	$4,615	$2,150
Provisions	1,049	861
Recoveries	(53)	—
Write-offs	(253)	(150)
Other(1)	(222)	—
Ending balance	$5,136	$2,861

(1) Consists of changes in foreign currency exchange rates and default rate assumption changes
Forgivable Notes Receivable
As of June 30, 2016 and December 31, 2015, the unamortized balance of the Company's forgivable notes receivable totaled $52.2 million and $44.3 million, respectively. The Company recorded an allowance for credit losses on these forgivable notes receivable of $5.1 million and $4.6 million at June 30, 2016 and December 31, 2015, respectively. Amortization expense included in the accompanying consolidated statements of income related to the notes for the three months ended June 30, 2016 and 2015 was $2.2 million and $2.1 million, respectively. Amortization expense included in the accompanying consolidated statements of income related to the notes for the six months ended June 30, 2016 and 2015 was $4.4 million and $3.9 million, respectively.
Past due balances of forgivable notes receivable are as follows:

	30-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
	(in thousands)
As of June 30, 2016
Forgivable Notes	$—	$1,047	$1,047	$51,120	$52,167
	$—	$1,047	$1,047	$51,120	$52,167

As of December 31, 2015
Forgivable Notes	$—	$1,161	$1,161	$43,172	$44,333
	$—	$1,161	$1,161	$43,172	$44,333
Mezzanine and Other Notes Receivable
The Company determined that approximately $1.9 million and $0.8 million of its mezzanine and other notes receivable were impaired at June 30, 2016 and December 31, 2015, respectively. The Company recorded allowance for credit losses on these impaired loans totaling $1.6 million and $0.8 million at June 30, 2016 and December 31, 2015, respectively. The average mezzanine and other notes receivable on non-accrual status was approximately $0.8 million for both the six months ended June 30, 2016 and 2015. The Company recognizes interest income for impaired loans on a cash basis. No interest income on impaired loans was recognized during the three months ended June 30, 2016, and 2015. Approximately $43 thousand and $33 thousand of interest income on impaired loans was recognized during the six months ended June 30, 2016, and 2015, respectively. The Company provided loan reserves on non-impaired loans totaling $1.2 million and $1.4 million at June 30, 2016 and December 31, 2015, respectively.
Past due balances of mezzanine and other notes receivable by credit quality indicators are as follows:

	30-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
	(in thousands)
As of June 30, 2016
Senior	$—	$—	$—	$45,047	$45,047
Subordinated	—	—	—	6,816	6,816
Unsecured	—	—	—	4,397	4,397
	$—	$—	$—	$56,260	$56,260
As of December 31, 2015
Senior	$—	$—	$—	$40,388	$40,388
Subordinated	—	—	—	6,197	6,197
Unsecured	—	—	—	3,526	3,526
	$—	$—	$—	$50,111	$50,111

4.	Marketing and Reservation Activities
The Company’s franchise agreements require the payment of franchise fees, which include marketing and reservation system fees. The Company is obligated to use the marketing and reservation system fees it collects from the current franchisees comprising its various hotel brands to provide marketing and reservation services appropriate to support the operation of the overall system. In discharging its obligation to provide sufficient and appropriate marketing and reservation services, the Company has the right to expend funds in an amount reasonably necessary to ensure the provision of such services, whether or not such amount is currently available to the Company for reimbursement. The franchise agreements provide the Company the right to advance monies to the franchise system when the needs of the system surpass the balances currently available. As a result, expenditures by the Company in support of marketing and reservation services in excess of available revenues are deferred and recorded as an asset in the Company’s financial statements. Conversely, cumulative marketing and reservation system fees not expended in the current period are deferred and recorded as a liability in the financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements or utilized to reimburse the Company for prior year advances.

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
At June 30, 2016, cumulative marketing and reservation system costs exceeded cumulative marketing and reservation system revenues earned by $25.6 million with the excess reflected as a long-term asset in the accompanying consolidated balance sheet. At December 31, 2015 fees collected exceeded expenses by $30.7 million, with the excess reflected as an other long-term liability in the accompanying consolidated balance sheets. Depreciation and amortization expense attributable to marketing and reservation activities for the three and six months ended June 30, 2016 were $6.5 million and $12.4 million, respectively. Depreciation and amortization expense attributable to marketing and reservation activities for the three and six months ended June 30, 2015 were $5.8 million and $11.2 million, respectively. Interest expense attributable to marketing and reservation activities for the three and six months ended June 30, 2016 were $2 thousand and $5 thousand, respectively. Interest expense attributable to marketing and reservation activities for the three and six months ended June 30, 2015 were $7 thousand and $16 thousand, respectively.

5.	Other Assets
Other assets consist of the following:

	June 30, 2016	December 31, 2015
	(in thousands)
Land and buildings	$28,981	$10,206
Advances to marketing and reservation system activities (Note 4)	25,577	—
Other assets	6,557	6,701
Total	$61,115	$16,907

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

The Company maintains a portfolio of investments owned through noncontrolling interest in equity method investments with one or more partners. Investments in unconsolidated entities include investments in joint ventures totaling $76.3 million and $64.3 million at June 30, 2016 and December 31, 2015, respectively, that the Company determined to be variable interest entities ("VIEs"). These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria hotel & suites hotels in strategic markets. Based on an analysis of who has the power to direct the activities that most significantly impact these entities performance and who has an obligation to absorb losses of these entities or a right to receive benefits from these entities that could potentially be significant to the entity, the Company determined that it is not the primary beneficiary of any of its VIEs. The Company based its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and the relevant development, operating management and financial agreements. Although the Company is not the primary beneficiary of these VIEs, it does exercise significant influence through its equity ownership and as a result the Company's investment in these entities is accounted for under the equity method. For the three and six months ended June 30, 2016, the Company recognized loss (income) totaling $(0.5) million and $2.0 million, respectively, from these investments. For the three and six months ended June 30, 2015, the Company recognized losses totaling $0.6 million and $1.8 million, respectively, from these investments. The Company's maximum exposure to losses related to its investments in VIEs is limited to its equity investments as well as certain guarantees described in Note 17 "Commitments and Contingencies" of these financial statements.

7.	Deferred Revenue
Deferred revenue consists of the following:

	June 30, 2016	December 31, 2015
	(in thousands)
Loyalty programs	$103,274	$62,258
Initial, relicensing and franchise fees	6,950	6,530
Procurement service fees	2,175	2,353
Other	1,364	446
Total	$113,763	$71,587

8.	Debt
Debt consists of the following at:

	June 30, 2016	December 31, 2015
	(in thousands)
$400 million senior unsecured notes with an effective interest rate of 6.0% less deferred issuance costs of $5.0 million and $5.4 million at June 30, 2016 and December 31, 2015, respectively	$394,962	$394,618
$250 million senior unsecured notes with an effective interest rate of 6.19%, less a discount and deferred issuance costs of $1.3 million and $1.4 million at June 30, 2016 and December 31, 2015, respectively	248,722	248,568
$450 million senior unsecured credit facility with an effective interest rate of 1.95% and 1.87%, less deferred issuance costs of $2.7 million and $3.0 million at June 30, 2016 and December 31, 2015, respectively	244,350	156,025
Fixed rate collateralized mortgage with an effective interest rate of 4.57%, plus a fair value adjustment of $0.8 million and $0.9 million at June 30, 2016 and December 31, 2015, respectively	9,742	10,048
Economic development loans with an effective rate interest rate of 3.0% at June 30, 2016 and December 31, 2015	3,712	3,712
Capital lease obligations due 2016 with an effective interest rate of 3.18% at June 30, 2016 and December 31, 2015	62	430
Other notes payable	635	735
Total debt	$902,185	$814,136
Less current portion	833	1,191
Total long-term debt	$901,352	$812,945
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

The Credit Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Credit Agreement to be immediately due and payable. At June 30, 2016, the Company was in compliance with all financial covenants under the Credit Agreement.

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
Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At June 30, 2016, the Company had been advanced approximately $3.7 million pursuant to these agreements and expects to receive the remaining $0.7 million over the next several years, subject to annual appropriations by the governmental entities. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration of the Company's ten-year corporate headquarters lease in 2023 will be forgiven in full. The advances will be included in long-term debt in the Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all current performance conditions as of June 30, 2016.

9.	Accumulated Other Comprehensive Loss

The following represents the changes in accumulated other comprehensive loss, net of tax, by component for the six months ended June 30, 2016:

	Loss on Cash Flow Hedge	Foreign Currency Items	Total
	(in thousands)
Beginning balance, December 31, 2015	$(4,022)	$(4,756)	$(8,778)
Other comprehensive income (loss) before reclassification	—	899	899
Amounts reclassified from accumulated other comprehensive income (loss)	431	—	431
Net current period other comprehensive income (loss)	431	899	1,330
Ending balance, June 30, 2016	$(3,591)	$(3,857)	$(7,448)

The amounts reclassified from accumulated other comprehensive loss during the three and six months ended June 30, 2016 were reclassified to the following line items in the Company's Consolidated Statements of Income.

Component	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Net Income
	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	(in thousands)
Loss on cash flow hedge
Interest rate contract	$216	$431	Interest expense
	—	—	Tax (expense) benefit
	$216	$431	Net of tax

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
In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan ("EDCP") which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust and invest these amounts in a selection of available diversified investment options. In 1997, the Company adopted the Choice Hotels International, Inc. Non-Qualified Retirement Savings and Investment Plan ("Non-Qualified Plan"). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. Under the EDCP and Non-Qualified Plan, (together, the "Deferred Compensation Plan"), the Company recorded current and long-term deferred compensation liabilities of $23.4 million and $23.0 million at June 30, 2016 and December 31, 2015, respectively, related to these deferrals and credited investment return under these two deferred compensation plans. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. The net increase (decrease) in compensation expense recorded in SG&A for the three months ended June 30, 2016 and 2015 was $0.5 million and $(0.4) million, respectively. The net increase in compensation expense recorded in SG&A for the six months ended June 30, 2016 and 2015 was $0.6 million and $0.1 million respectively.
Under the Deferred Compensation Plan, the Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that offset the earnings credited to the participants. The diversified investments held in the trusts totaled $18.1 million and $17.8 million as of June 30, 2016 and December 31, 2015, respectively, and are recorded at their fair value, based on quoted market prices. At June 30, 2016, the Company expects $1.6 million of the assets held in the trust to be distributed during the next twelve months to participants. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment gains (losses) during the three months ended June 30, 2016 and 2015 of approximately $0.3 million and $(0.1) million, respectively. The Company recorded investment gains during the six months ended June 30, 2016 and 2015 of approximately $0.3 million and $46 thousand, respectively.

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

The Company's policy is to recognize transfers in and transfers out of the three levels of the fair value hierarchy as of the end of each quarterly reporting period. There were no transfers between Level 1, 2 and 3 assets during the three and six months ended June 30, 2016.
As of June 30, 2016 and December 31, 2015, the Company had the following assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets	(in thousands)
As of June 30, 2016
Money market funds, included in cash and cash equivalents	$50,032	$—	$50,032	$—
Mutual funds(1)	16,196	16,196	—	—
Money market funds(1)	1,926	—	1,926	—
	$68,154	$16,196	$51,958	$—
As of December 31, 2015
Money market funds, included in cash and cash equivalents	$50,001	$—	$50,001	$—
Mutual funds(1)	16,542	16,542	—	—
Money market funds(1)	1,307	—	1,307	—
	$67,850	$16,542	$51,308	$—
________________________

(1)	Included in Investments, employee benefit plans at fair value and other current assets on the consolidated balance sheets.
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
The fair value of the Company's $250 million and $400 million senior notes are classified as Level 2 as the significant inputs are observable in an active market. At June 30, 2016 and December 31, 2015, the $250 million senior notes had an approximate fair value of $273.9 million and $267.7 million, respectively. At June 30, 2016 and December 31, 2015, the $400 million senior notes had an approximate fair value of $429.0 million and $432.0 million, respectively.

Fair values estimated are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment.  Settlement of such fair value amounts may not be possible and may not be a prudent management decision.

12.	Income Taxes
The effective income tax rates were 30.2% and 32.3% for the three months ended June 30, 2016 and 2015, respectively. The effective income tax rates were 30.2% and 31.6% for the six months ended June 30, 2016 and 2015, respectively.

The effective income tax rates for the three and six months ended June 30, 2016 and 2015 were lower than the U.S. federal income tax rate of 35.0% due the impact of foreign operations, partially offset by state income taxes. The effective income tax rate for the six months ended June 30, 2016, was also impacted by the adoption of ASU 2016-09, which requires that excess tax benefits and deficiencies be recorded as tax expense or benefit in the income statement. The adoption resulted in a $1.4 million tax benefit for the six months ended June 30, 2016. The effective income tax rate for the six months ended June 30, 2015 was further reduced due to the settlement of uncertain tax positions.

13.	Share-Based Compensation and Capital Stock
Stock Options
No stock options were granted during the three months ended June 30, 2016 and 2015. The Company granted 0.7 million and 0.5 million options to certain employees of the Company at a fair value of $6.9 million and $6.2 million for the six months ended June 30, 2016 and 2015, respectively. The stock options granted by the Company had an exercise price equal to the market price of the Company's common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

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
The aggregate intrinsic value of the stock options outstanding and exercisable at June 30, 2016 was $15.8 million and $14.7 million, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2016 and 2015 was approximately $4 thousand and $0.1 million, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2016 and 2015 was approximately $4.4 million and $8.6 million, respectively.
The Company received approximately $0.1 million and $0.1 million in proceeds from the exercise of 2,126 and 3,829 employee stock options during the three months ended June 30, 2016 and 2015, respectively. The Company received approximately $4.2 million and $5.7 million in proceeds from the exercise of 192,956 and 232,792 employee stock options during the six months ended June 30, 2016 and 2015, respectively.
Restricted Stock
The following table is a summary of activity related to restricted stock grants:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Restricted share grants	42,042	20,653	167,152	106,445
Weighted average grant date fair value per share	$52.00	$62.57	$51.62	$63.29
Aggregate grant date fair value ($000)	$2,186	$1,292	$8,628	$6,737
Restricted shares forfeited	5,342	3,664	9,614	8,442
Vesting service period of shares granted	12 - 48 months	12 - 48 months	12 - 48 months	12 - 48 months
Fair value of shares vested ($000)	$880	$1,054	$7,183	$11,739

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
Performance Vested Restricted Stock Units
The Company has granted performance vested restricted stock units ("PVRSU") to certain employees. The fair value is measured by the market price of the Company's common stock on the date of the grant. The vesting of these stock awards is contingent upon the Company achieving performance targets at the end of specified performance periods and the employees' continued employment. The performance conditions affect the number of shares that will ultimately vest. The range of possible stock-based award vesting is generally between 0% and 200% of the initial target. If minimum performance targets are not attained, then no awards will vest under the terms of the various PVRSU agreements. Compensation expense related to these awards is recognized over the requisite service period based on the Company's estimate of the achievement of the various performance targets. The Company has currently estimated that between 0% and 160% of the various award targets will be achieved. Compensation expense is recognized ratably over the requisite service period only on those PVRSUs that ultimately vest.
The following table is a summary of activity related to PVRSU grants:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Performance vested restricted stock units granted at target	44,524	20,956	79,557	51,309
Weighted average grant date fair value per share	$44.92	$57.27	$47.81	$60.94
Aggregate grant date fair value ($000)	$2,000	$1,200	$3,804	$3,126
Stock units forfeited	—	—	28,193	—
Requisite service period	31 - 43 months	36 - 43 months	31 -43 months	36 - 43 months
No PVRSU grants vested during the three months ended June 30, 2016. During the six months ended June 30, 2016, PVRSU grants totaling 22,062 vested at a grant date fair value of $0.8 million. These PVRSU grants were initially granted at a target of 44,118 units. However, since the Company achieved only 50% of the targeted performance conditions contained in the stock awards granted in prior periods, 22,056 shares were forfeited. In addition, during the six months ended June 30, 2016, PVRSU grants totaling 6,126 vested at a grant date fair value of $0.2 million. These PVRSU grants were initially granted at a target of 4,083 units. However, since the Company achieved 150% of the targeted performance conditions contained in the stock awards granted in prior periods, an additional 2,043 shares were earned and issued.
No PVRSU grants vested during the three months ended June 30, 2015. During the six months ended June 30, 2015, a total of 42,326 PVRSU grants vested at a grant date fair value of $1.5 million. These PVRSU grants were initially granted at a target of 38,476 units. However, since the Company achieved 110% of the targeted performance conditions contained in the stock awards granted in prior periods, an additional 3,850 shares were earned and issued.

A summary of stock-based award activity as of June 30, 2016 and changes during the six months ended are presented below:

	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	2,084,201	$41.36		384,490	$47.40	226,737	$45.09
Granted	745,769	$51.49		167,152	$51.62	79,557	$47.81
Performance based leveraging (1)	—	$—		—	$—	2,043	$36.76
Exercised/Vested	(192,956)	$21.94		(145,544)	$43.49	(28,188)	$36.76
Expired	—	$—		—	$—	—	$—
Forfeited	(21,825)	$55.80		(9,614)	$52.36	(28,193)	$35.85
Outstanding at June 30, 2016	2,615,189	$45.56	4.6 years	396,484	$50.49	251,956	$47.85
Options exercisable at June 30, 2016	1,164,548	$36.62	3.0 years
_________________________________
(1)PVRSU units outstanding have been increased by 2,043 units due to the Company exceeding the targeted performance conditions contained in PVRSUs granted in prior periods during the six months ended June 30, 2016.
The components of the Company’s pretax share-based compensation expense and associated income tax benefits are as follows for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Stock options	$1.5	$0.9	$2.6	$1.6
Restricted stock	2.2	1.7	4.0	3.5
Performance vested restricted stock units	0.7	0.3	1.3	0.6
Total	$4.4	$2.9	$7.9	$5.7
Income tax benefits	$1.6	$1.1	$2.9	$2.1
In conjunction with the termination of a company officer stock option, restricted stock and performance vested restricted stock compensation expense for the three and six months ended June 30, 2016, included an additional $0.4 million, $0.4 million and $0.1 million, respectively, of accelerated recognition of share based payment awards.
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
Dividends
The Company currently pays a quarterly dividend on its common stock of $0.205 per share, however the declaration of future dividends is subject to the discretion of the board of directors. During the three and six months ended June 30, 2016, the Company's board of directors declared dividends totaling $0.205 and $0.41 per share or approximately $11.5 million and $23.1 million, respectively, in the aggregate.
In addition, during the six months ended June 30, 2016, the Company recorded dividends totaling $0.1 million related to previously declared dividends that were contingent upon the vesting of performance vested restricted stock units.

Share Repurchases and Redemptions
The Company purchased 0.4 million and 0.5 million shares of common stock under the share repurchase program at a total cost of $19.4 million and $23.0 million during the three and six months ended June 30, 2016, respectively.
During the three and six months ended June 30, 2016, the Company redeemed 556 and 116,779 shares of common stock at a total cost of approximately $29 thousand and $5.3 million, respectively, from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants.

14. Earnings Per Share
The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2016	2015	2016	2015

Computation of Basic Earnings Per Share:
Numerator:
Net income	$38,822	$35,813	$59,985	$57,407
Income allocated to participating securities	(272)	(243)	(411)	(413)
Net income available to common shareholders	$38,550	$35,570	$59,574	$56,994
Denominator:
Weighted average common shares outstanding – basic	56,060	57,212	56,043	57,108

Basic earnings per share	$0.69	$0.62	$1.06	$1.00

Computation of Diluted Earnings Per Share:
Numerator:
Net income	$38,822	$35,813	$59,985	$57,407
Income allocated to participating securities	(271)	(241)	(410)	(411)
Net income available to common shareholders	$38,551	$35,572	$59,575	$56,996
Denominator:
Weighted average common shares outstanding – basic	56,060	57,212	56,043	57,108
Diluted effect of stock options and PVRSUs	296	476	304	525
Weighted average common shares outstanding – diluted	56,356	57,688	56,347	57,633

Diluted earnings per share	$0.68	$0.62	$1.06	$0.99

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
At June 30, 2016 and 2015, the Company had 2.6 million and 2.2 million outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the period, unless the stock options would be anti-dilutive. For the three and six months ended June 30, 2016, the Company excluded 1.2 million of anti-dilutive stock options from the diluted earnings per share calculation. For the three and six months ended June 30, 2015, the Company excluded 0.5 million of anti-dilutive stock options from the diluted earnings per share calculation.

PVRSUs are also included in the diluted earnings per share calculation when the performance conditions have been met at the reporting date. However, at June 30, 2016 and 2015, PVRSUs totaling 251,956 and 213,119, respectively, were excluded from the computation since the performance conditions had not been met.
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

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Three Months Ended June 30, 2016
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$80,981	$44,695	$8,105	$(47,586)	$86,195
Initial franchise and relicensing fees	5,498	—	208	—	5,706
Procurement services	10,122	—	186	—	10,308
Marketing and reservation system	123,218	109,342	4,125	(102,871)	133,814
Other	3,597	63	2,345	(277)	5,728
Total revenues	223,416	154,100	14,969	(150,734)	241,751
OPERATING EXPENSES:
Selling, general and administrative	42,701	40,772	4,429	(47,863)	40,039
Depreciation and amortization	545	1,784	627	—	2,956
Marketing and reservation system	128,161	104,498	4,026	(102,871)	133,814
Total operating expenses	171,407	147,054	9,082	(150,734)	176,809
Operating income	52,009	7,046	5,887	—	64,942
OTHER INCOME AND EXPENSES, NET:
Interest expense	11,082	—	142	—	11,224
Other items, net	(402)	(452)	(1,038)	—	(1,892)
Equity in earnings of consolidated subsidiaries	(11,211)	(232)	—	11,443	—
Total other income and expenses, net	(531)	(684)	(896)	11,443	9,332
Income before income taxes	52,540	7,730	6,783	(11,443)	55,610
Income taxes	13,718	2,761	309	—	16,788
Net income	$38,822	$4,969	$6,474	$(11,443)	$38,822

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Three Months Ended June 30, 2015
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$75,564	$39,280	$10,549	$(44,210)	$81,183
Initial franchise and relicensing fees	5,624	—	192	—	5,816
Procurement services	8,440	—	149	—	8,589
Marketing and reservation system	122,627	124,342	3,951	(117,798)	133,122
Other	2,973	—	473	—	3,446
Total revenues	215,228	163,622	15,314	(162,008)	232,156
OPERATING EXPENSES:
Selling, general and administrative	36,705	35,307	5,320	(44,210)	33,122
Depreciation and amortization	794	1,952	249	—	2,995
Marketing and reservation system	127,748	119,617	3,555	(117,798)	133,122
Total operating expenses	165,247	156,876	9,124	(162,008)	169,239
Operating income	49,981	6,746	6,190	—	62,917
OTHER INCOME AND EXPENSES, NET:
Interest expense	10,947	1	109	—	11,057
Other items, net	(254)	(825)	60	—	(1,019)
Equity in earnings of consolidated subsidiaries	(10,533)	240	—	10,293	—
Total other income and expenses, net	160	(584)	169	10,293	10,038
Income before income taxes	49,821	7,330	6,021	(10,293)	52,879
Income taxes	14,008	3,206	(148)	—	17,066
Net income	$35,813	$4,124	$6,169	$(10,293)	$35,813

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Six Months Ended June 30, 2016
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$141,255	$77,113	$19,020	$(86,334)	$151,054
Initial franchise and relicensing fees	10,554	—	308	—	10,862
Procurement services	15,744	—	360	—	16,104
Marketing and reservation system	239,361	244,566	7,551	(231,303)	260,175
Other	6,596	137	4,402	(461)	10,674
Total revenues	413,510	321,816	31,641	(318,098)	448,869
OPERATING EXPENSES:
Selling, general and administrative	81,928	69,534	10,491	(86,795)	75,158
Depreciation and amortization	847	3,686	1,188	—	5,721
Marketing and reservation system	250,139	233,941	7,398	(231,303)	260,175
Total operating expenses	332,914	307,161	19,077	(318,098)	341,054
Operating income	80,596	14,655	12,564	—	107,815
OTHER INCOME AND EXPENSES, NET:
Interest expense	22,030	—	286	—	22,316
Other items, net	(848)	831	(472)	—	(489)
Equity in earnings of consolidated subsidiaries	(22,505)	575	—	21,930	—
Total other income and expenses, net	(1,323)	1,406	(186)	21,930	21,827
Income before income taxes	81,919	13,249	12,750	(21,930)	85,988
Income taxes	21,934	4,197	(128)	—	26,003
Net income	$59,985	$9,052	$12,878	$(21,930)	$59,985

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Six Months Ended June 30, 2015
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$133,151	$70,520	$21,704	$(81,761)	$143,614
Initial franchise and relicensing fees	11,120	—	413	—	11,533
Procurement services	13,106	—	290	—	13,396
Marketing and reservation system	210,863	214,727	7,572	(201,327)	231,835
Other	6,075	—	948	—	7,023
Total revenues	374,315	285,247	30,927	(283,088)	407,401
OPERATING EXPENSES:
Selling, general and administrative	75,404	63,359	8,558	(81,761)	65,560
Depreciation and amortization	1,568	3,657	460	—	5,685
Marketing and reservation system	219,772	206,428	6,962	(201,327)	231,835
Total operating expenses	296,744	273,444	15,980	(283,088)	303,080
Operating income	77,571	11,803	14,947	—	104,321
OTHER INCOME AND EXPENSES, NET:
Interest expense	20,979	1	256	—	21,236
Other items, net	(546)	(528)	246	—	(828)
Equity in earnings of consolidated subsidiaries	(21,865)	378	—	21,487	—
Total other income and expenses, net	(1,432)	(149)	502	21,487	20,408
Income before income taxes	79,003	11,952	14,445	(21,487)	83,913
Income taxes	21,596	5,490	(580)	—	26,506
Net income	$57,407	$6,462	$15,025	$(21,487)	$57,407

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended June 30, 2016
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$38,822	$4,969	$6,474	$(11,443)	$38,822
Other comprehensive income, net of tax:
Amortization of loss on cash flow hedge	216	—	—	—	216
Foreign currency translation adjustment	(629)	—	(629)	629	(629)
Other comprehensive income (loss), net of tax	(413)	—	(629)	629	(413)
Comprehensive income	$38,409	$4,969	$5,845	$(10,814)	$38,409

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended June 30, 2015
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$35,813	$4,124	$6,169	$(10,293)	$35,813
Other comprehensive income, net of tax:
Amortization of loss on cash flow hedge	216	—	—	—	216
Foreign currency translation adjustment	175	—	175	(175)	175
Other comprehensive income, net of tax	391	—	175	(175)	391
Comprehensive income	$36,204	$4,124	$6,344	$(10,468)	$36,204

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Six Months Ended June 30, 2016
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$59,985	$9,052	$12,878	$(21,930)	$59,985
Other comprehensive income, net of tax:
Amortization of loss on cash flow hedge	431	—	—	—	431
Foreign currency translation adjustment	899	—	899	(899)	899
Other comprehensive income, net of tax	1,330	—	899	(899)	1,330
Comprehensive income	$61,315	$9,052	$13,777	$(22,829)	$61,315

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

Choice Hotels International, Inc.
Condensed Consolidating Balance Sheet
As of June 30, 2016
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$17,928	$782	$189,178	$—	$207,888
Receivables, net	116,356	1,481	9,002	(150)	126,689
Other current assets	8,762	36,324	10,954	(12,574)	43,466
Total current assets	143,046	38,587	209,134	(12,724)	378,043
Property and equipment, at cost, net	44,399	26,124	16,261	—	86,784
Goodwill	65,812	—	13,817	—	79,629
Franchise rights and other identifiable intangibles, net	4,011	—	7,665	—	11,676
Notes receivable, net of allowances	13,663	42,773	35,759	—	92,195
Investments, employee benefit plans, at fair value	—	16,516	—	—	16,516
Investment in affiliates	500,804	57,126	—	(557,930)	—
Advances to affiliates	8,647	128,640	—	(137,287)	—
Deferred income taxes	27,830	12,855	—	(2,054)	38,631
Other assets	25,578	61,588	52,803	(53)	139,916
Total assets	$833,790	$384,209	$335,439	$(710,048)	$843,390
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$12,777	$58,608	$3,690	$(150)	$74,925
Accrued expenses and other current liabilities	47,269	27,777	7,199	(12,469)	69,776
Deferred revenue	112,694	63	1,111	(105)	113,763
Current portion of long-term debt	—	62	771	—	833
Total current liabilities	172,740	86,510	12,771	(12,724)	259,297
Long-term debt	888,034	3,712	9,606	—	901,352
Deferred compensation and retirement plan obligations	—	20,862	11	—	20,873
Advances from affiliates	134,496	1,399	1,392	(137,287)	—
Other liabilities	12,348	15,699	9,756	(2,107)	35,696
Total liabilities	1,207,618	128,182	33,536	(152,118)	1,217,218
Total shareholders’ (deficit) equity	(373,828)	256,027	301,903	(557,930)	(373,828)
Total liabilities and shareholders’ deficit	$833,790	$384,209	$335,439	$(710,048)	$843,390

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

Choice Hotels International, Inc.
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2016
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(34,467)	$45,562	$16,766	$—	$27,861
Cash Flows From Investing Activities
Investment in property and equipment	(6,427)	(4,261)	(224)	—	(10,912)
Proceeds from sales of assets	—	—	1,700	—	1,700
Acquisitions of real estate	—	—	(25,389)	—	(25,389)
Contributions to equity method investments	—	(19,648)	(40)	—	(19,688)
Distributions from equity method investments	—	—	3,619	—	3,619
Purchases of investments, employee benefit plans	—	(1,140)	—	—	(1,140)
Proceeds from sales of investments, employee benefit plans	—	1,136	—	—	1,136
Issuance of mezzanine and other notes receivable	(5,306)	—	(7,742)	—	(13,048)
Collections of mezzanine and other notes receivable	10,158	—	—	—	10,158
Advances to and investment in affiliates	—	(25,816)	—	25,816	—
Divestment in affiliates	—	5,298	—	(5,298)	—
Other items, net	(322)	—	11	—	(311)
Net cash used by investing activities	(1,897)	(44,431)	(28,065)	20,518	(53,875)
Cash Flows from Financing Activities:
Net borrowings pursuant to revolving credit facilities	88,000	—	(50)	—	87,950
Principal payments on long-term debt	—	(368)	(255)	—	(623)
Purchases of treasury stock	(28,278)	—	—	—	(28,278)
Dividends paid	(23,193)	—	—	—	(23,193)
Proceeds from contributions from affiliates	—	—	25,816	(25,816)	—
Distributions to affiliates	—	—	(5,298)	5,298	—
Proceeds from exercise of stock options	4,234	—	—	—	4,234
Net cash provided (used) by financing activities	40,763	(368)	20,213	(20,518)	40,090
Net change in cash and cash equivalents	4,399	763	8,914	—	14,076
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	371	—	371
Cash and cash equivalents at beginning of period	13,529	19	179,893	—	193,441
Cash and cash equivalents at end of period	$17,928	$782	$189,178	$—	$207,888

Choice Hotels International, Inc.
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2015
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$25,952	$(893)	$18,141	$(657)	$42,543
Cash Flows From Investing Activities
Investment in property and equipment	(11,351)	(3,187)	(16)	—	(14,554)
Proceeds from sales of assets	29	4,661	1,593	—	6,283
Contributions to equity method investments	—	(1,659)	(787)	—	(2,446)
Distributions from equity method investments	—	—	270	—	270
Purchases of investments, employee benefit plans	—	(1,736)	—	—	(1,736)
Proceeds from sales of investments, employee benefit plans	—	1,087	—	—	1,087
Issuance of mezzanine and other notes receivable	(1,500)	—	—	—	(1,500)
Collections of mezzanine and other notes receivable	3,567	—	—	—	3,567
Advances to and investment in affiliates	—	(35)	—	35	—
Divestment in affiliates	—	2,122	—	(2,122)	—
Other items, net	(261)	—	—	—	(261)
Net cash provided (used) by investing activities	(9,516)	1,253	1,060	(2,087)	(9,290)
Cash Flows from Financing Activities:
Net borrowings pursuant to revolving credit facility	13,000	—	—	—	13,000
Principal payments on long-term debt	(5,625)	(356)	(188)	—	(6,169)
Proceeds from contributions from affiliates	—	—	35	(35)	—
Purchases of treasury stock	(6,244)	—	—	—	(6,244)
Dividends paid	(22,940)	—	(657)	657	(22,940)
Distributions to affiliates	—	—	(2,122)	2,122	—
Proceeds from exercise of stock options	5,696	—	—	—	5,696
Net cash provided (used) by financing activities	(16,113)	(356)	(2,932)	2,744	(16,657)
Net change in cash and cash equivalents	323	4	16,269	—	16,596
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(825)	—	(825)
Cash and cash equivalents at beginning of period	25,290	25	189,564	—	214,879
Cash and cash equivalents at end of period	$25,613	$29	$205,008	$—	$230,650

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
The Company evaluates its segments based primarily on the results of the segment without allocating corporate expenses, income taxes or indirect general and administrative expenses which are included in the Corporate and Other column. Corporate and Other Revenues include rental income related to an office building owned by the Company, as well as revenues from a recently acquired company which provides technological services for vacation rental management companies. Equity in earnings or losses from hotel franchising related joint ventures is allocated to the Company's franchising segment. As described in Note 4, certain interest expenses related to the Company's marketing and reservation activities are allocated to the franchising segment. The Company does not allocate the remaining interest expense, interest income, other gains and losses or income taxes to its segments.
The following table presents the financial information for the Company's segments:

	Three Months Ended June 30, 2016				Three Months Ended June 30, 2015
(In thousands)	Franchising	SkyTouch Technology	Corporate & Other	Consolidated	Franchising	SkyTouch Technology	Corporate & Other	Consolidated

Revenues	$239,683	$463	$1,605	$241,751	$231,745	$223	$188	$232,156
Operating income (loss)	$83,573	$(4,750)	$(13,881)	$64,942	$76,573	$(4,459)	$(9,197)	$62,917
Income (loss) before income taxes	$84,317	$(4,750)	$(23,957)	$55,610	$76,142	$(4,459)	$(18,804)	$52,879

	Six Months Ended June 30, 2016				Six Months Ended June 30, 2015
(In thousands)	Franchising	SkyTouch Technology	Corporate & Other	Consolidated	Franchising	SkyTouch Technology	Corporate & Other	Consolidated

Revenues	$444,772	$869	$3,228	$448,869	$406,387	$493	$521	$407,401
Operating income (loss)	$142,165	$(9,075)	$(25,275)	$107,815	$134,030	$(9,889)	$(19,820)	$104,321
Income (loss) before income taxes	$140,729	$(9,075)	$(45,666)	$85,988	$132,594	$(9,889)	$(38,792)	$83,913

17.	Commitments and Contingencies
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

On June 2, 2016, one of the Company’s VIEs obtained a $61.0 million term loan for purposes of refinancing a $46.2 million construction loan. In connection with the refinancing, the Company entered into three limited guarantees. Under the terms of the limited guarantees, the Company has agreed to guarantee a maximum obligation of $3.3 million in the aggregate, in addition to a percentage of any operating expenses and capital expenditures not covered by operating revenues and unpaid expenses incurred. The limited guarantees will remain in effect until the loan is repaid in full or the VIE reaches a specified debt yield for two consecutive quarters under the loan covenants. The maturity date of the VIE's loan is June 2019.
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
The Company believes the likelihood of having to perform under the aforementioned limited payment guarantees was remote at June 30, 2016 and December 31, 2015.
Commitments
The Company has the following commitments outstanding at June 30, 2016:

•
The Company provides financing in the form of forgivable promissory notes or cash incentives to franchisees for property improvements, hotel development efforts and other purposes. At June 30, 2016, the Company had commitments to extend an additional $133.6 million for these purposes provided certain conditions are met by its franchisees, of which $67.8 million is expected to be advanced in the next twelve months.

•
The Company committed to make additional capital contributions totaling $28.5 million to existing joint ventures related to the construction of various hotels to be operated under the Company's Cambria hotel & suites brand. These commitments are expected to be funded in the next twelve months.

•
In November 2015, the Company provided financing to a development company to acquire and redevelop a historic office building into a Cambria hotel & suites. The Company has committed to provide up to an aggregate of $49.1 million, if necessary, for acquisition of the property and property improvements. As of June 30, 2016, the Company advanced $13.9 million. The promissory notes mature on November 30, 2019; bear interest at variable and fixed rates and are payable monthly.

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

18. Transactions with Unconsolidated Joint Ventures

In March 2016, the Company entered into a promissory note with an individual who is a member of one of the Company's unconsolidated joint ventures. The Company advanced $4.0 million for the member to purchase the Company's interest in the unconsolidated joint venture for $2.4 million and fund the development of the property into a Cambria hotel & suites. A deferred gain of $0.2 million will be recognized when the promissory note matures on March 1, 2019. The promissory note bears interest at a fixed rate and is payable monthly.
The Company signed a management fee arrangement for marketing services with a joint venture partner. For the three and six months ended June 30, 2016, fees earned and payroll costs reimbursed under this arrangement totaled $0.2 million.

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
Real Estate Acquisitions
In the first quarter of 2016, the Company completed three acquisitions of real estate as part of its program to incent franchise development in strategic markets for certain brands. The aggregate purchase price for these acquisitions was $25.8 million consisting of $25.6 million cash with an additional $0.2 million of current liabilities assumed. In addition the Company incurred $0.5 million in acquisition related costs, which were expensed in the period. These acquisitions included:

•
On January 8, 2016 the Company acquired a parcel of land in Milwaukee, WI.  The land is currently being utilized as a parking lot and will be developed into a Cambria hotel & suites by the Company or through a future joint venture.

•
On January 11, 2016, the Company acquired a parcel of land and an office building in Indianapolis, IN.  The land and building are currently being utilized as a parking lot and actively managed office building.  The properties are being marketed for sale with closing expected to occur within one year of acquisition.  As of June 30, 2016, the properties met the criteria to be classified as held for sale and have been recorded within other current assets on the consolidated balance sheet.

•
On February 1, 2016, the Company acquired an actively managed office building and surrounding parking area in Houston, TX. The Company's plan for the building is to convert the property into a Cambria hotel & suites either through development or as a part of a joint venture agreement.

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
(1) Amount includes $3.9 million and $2.2 million classified on the balance sheet as held for sale within other current assets
(2) Amount classified on the balance sheet as held for sale within other current assets
(3) Includes $0.1 million recorded as held for sale within other current assets

20. Subsequent Events

On July 21, 2015, the Company entered into a a senior unsecured revolving credit agreement, with Deutsche Bank AG New York Branch, as administrative agent. The credit agreement provides for a $450 million unsecured revolving credit facility (the “Revolver”) with a final maturity date of July 21, 2020, subject to optional one-year extensions that can be requested by the Company prior to each of the first, second and third anniversaries of the closing date of the Revolver. On July 5, 2016, the Company exercised its option to extend the maturity date of the Revolver by one year. The new maturity date of the Revolver is July 21, 2021.

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

Overview
We are primarily a hotel franchisor with franchise agreements representing 6,429 hotels open and 673 hotels under construction, awaiting conversion or approved for development as of June 30, 2016, with 509,556 rooms and 55,997 rooms, respectively, in 50 states, the District of Columbia and over 40 countries and territories outside the United States. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Ascend Hotel Collection®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, and Cambria hotel & suites® (collectively, the "Choice brands").
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

As a result of our use of master franchising relationships and international market conditions, total revenues from international franchising operations comprised 6% of our total revenues for the six months ended June 30, 2016, while representing approximately 18% of our franchise system hotels open as of June 30, 2016. Therefore, our description of the franchise system is primarily focused on the domestic operations.
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
Historically, we have returned value to our shareholders through share repurchases and dividends. In 1998, our board of directors instituted a share repurchase program which has generated substantial value for our shareholders. Since the program's inception through June 30, 2016, we have repurchased 48.6 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.2 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 81.6 million shares at an average price of $15.32 per share. The Company purchased 0.5 million shares of common stock under the share repurchase program during the six months ended June 30, 2016 at a total cost of $23.0 million. At June 30, 2016, we had approximately 1.2 million shares remaining under the current share repurchase authorization. We currently believe that our cash flows from operations will support our ability to complete the current repurchase authorization. Upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
The Company commenced paying quarterly dividends in 2004 and in 2012, the Company elected to pay a special cash dividend totaling approximately $600 million. The Company currently maintains the payment of a quarterly dividend on its common shares outstanding; however, the declaration of future dividends is subject to the discretion of the board of directors. During the fourth quarter of 2015, the Company's board of directors announced a 5% increase to the quarterly cash dividend rate to $0.205 per common share outstanding. The projected annual dividend in 2016 is $0.82 per common share outstanding. During the six months ended June 30, 2016, we paid cash dividends totaling approximately $23.2 million. We expect to continue to pay dividends in the future, subject to declaration by our board of directors as well as future business performance, economic conditions, changes in income tax regulations and other factors including limitations in the Company's credit facility. Based on the present dividend rate and outstanding share count, we expect that aggregate annual regular dividends for 2016 would be approximately $46.2 million.
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
Results of Operations: Royalty fees, operating income, net income and diluted earnings per share ("EPS") represent key measurements of these value drivers. These measurements are primarily driven by the operations of our hotel franchise system and therefore, our analysis of the Company's operations is primarily focused on the size, performance and potential growth of the hotel franchise system as well as our variable overhead costs. Since our hotel franchising activities represent more than 99% of total revenues, our discussion of our results from operations primarily relate to our hotel franchising activities.
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
Hotel Franchising Revenues: The Company utilizes hotel franchising revenues, which exclude revenues from marketing and reservation system activities, the SkyTouch Technology division, a recently acquired operation that provides software as a service solutions to vacation rental management companies, and revenue generated from the ownership of an office building that is leased to a third-party, rather than total revenues when analyzing the performance of the business. Marketing and reservation activities are excluded from hotel franchising revenues since the Company is contractually required by its franchise agreements to use the fees collected for marketing and reservation activities; as such, no income or loss to the Company is generated. Cumulative marketing and reservation system fees not expended are recorded as a liability in the Company’s financial statements and are carried over to the next year and expended in accordance with the franchise agreements. Cumulative marketing and reservation expenditures incurred in excess of fees collected for marketing and reservation activities are deferred and recorded as an asset in the Company’s financial statements and recovered in future periods. SkyTouch is a division of the Company that develops and markets cloud-based technology products, including inventory management, pricing and connectivity to third party channels, to hoteliers not under franchise agreements with the Company. SkyTouch and our vacation rental technology solutions provider operations are excluded from hotel franchising revenues since those operations do not reflect the Company's core hotel franchising business but represent adjacent, complimentary lines of business. This non-GAAP measure is a commonly used measure of performance in our industry and facilitates comparisons between the Company and its competitors.
Calculation of Hotel Franchising Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands)
	2016	2015	2016	2015

Total Revenues	$241,751	$232,156	$448,869	$407,401
Adjustments:
Marketing and reservation system revenues	(133,814)	(133,122)	(260,175)	(231,835)
Non-hotel franchising activities	(2,068)	(411)	(4,097)	(1,014)
Hotel Franchising Revenues	$105,869	$98,623	$184,597	$174,552

Operations Review
Comparison of Operating Results for the Three-Month Periods Ended June 30, 2016 and 2015

Summarized financial results for the three months ended June 30, 2016 and 2015 are as follows:

(in thousands)	2016	2015
REVENUES:
Royalty fees	$86,195	$81,183
Initial franchise and relicensing fees	5,706	5,816
Procurement services	10,308	8,589
Marketing and reservation system	133,814	133,122
Other	5,728	3,446
Total revenues	241,751	232,156
OPERATING EXPENSES:
Selling, general and administrative	40,039	33,122
Depreciation and amortization	2,956	2,995
Marketing and reservation system	133,814	133,122
Total operating expenses	176,809	169,239
Operating income	64,942	62,917
OTHER INCOME AND EXPENSES, NET:
Interest expense	11,224	11,057
Interest income	(827)	(277)
Other gains	(321)	(1,173)
Equity in net (income) loss of affiliates	(744)	431
Total other income and expenses, net	9,332	10,038
Income before income taxes	55,610	52,879
Income taxes	16,788	17,066
Net income	$38,822	$35,813

Results of Operations
The Company recorded income before income taxes of $55.6 million for the three month period ended June 30, 2016, a $2.7 million, or 5% increase from the same period of the prior year. The increase in income before income taxes primarily reflects a $2.0 million increase in operating income, a $0.6 million increase in interest income and a $1.2 million increase in equity in income of affiliates, partially offset by a $0.9 million decrease in other gains and losses.
Operating income increased $2.0 million primarily due to a $7.2 million or 7% increase in the Company's hotel franchising revenues offset by a $6.9 million or 21% increase in selling, general, and administrative expenses. The key drivers of these fluctuations are described in more detail below.
Hotel Franchising Revenues
Hotel franchising revenues were $105.9 million for the three months ended June 30, 2016 compared to $98.6 million for the three months ended June 30, 2015, an increase of $7.2 million or 7%. The increase in hotel franchising revenues is primarily due to a $5.0 million or 6% increase in royalty revenues and a $1.7 million or 20% increase in procurement services revenues.
Royalty Fees
Domestic royalty fees for the three months ended June 30, 2016 increased $5.3 million to $81.1 million, an increase of 7% compared to the three months ended June 30, 2015. The increase in royalties is primarily attributable to a 4.3% increase in RevPAR and an increase in the effective royalty rate. System-wide RevPAR increased due to a 3% increase in average daily rates, accompanied by a 80 basis point increase in occupancy rates. The Company's effective royalty rate of the domestic hotel system increased from 4.28% for the three months ended June 30, 2015 to 4.40% for the three months ended June 30, 2016. The increase in the effective royalty rate is attributable to improved royalty rate pricing on recently executed domestic franchise agreements as well as annual contractual royalty rate increases contained in existing franchise agreements.
A summary of the Company's domestic franchised hotels operating information is as follows:

	For the Three Months Ended June 30, 2016*			For the Three Months Ended June 30, 2015*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$93.87	70.1%	$65.84	$90.92	69.5%	$63.16	3.2%	60	bps	4.2%
Comfort Suites	98.19	73.6%	72.24	95.59	71.8%	68.64	2.7%	180	bps	5.2%
Sleep	83.93	69.5%	58.35	82.23	68.3%	56.11	2.1%	120	bps	4.0%
Quality	78.61	63.3%	49.79	75.52	62.0%	46.83	4.1%	130	bps	6.3%
Clarion	84.14	62.3%	52.46	80.54	60.8%	48.95	4.5%	150	bps	7.2%
Econo Lodge	61.84	57.3%	35.46	59.86	56.6%	33.87	3.3%	70	bps	4.7%
Rodeway	63.13	57.9%	36.56	59.92	58.4%	35.01	5.4%	(50)	bps	4.4%
MainStay	78.07	68.4%	53.40	78.53	70.4%	55.32	(0.6)%	(200)	bps	(3.5)%
Suburban	51.07	76.9%	39.27	47.96	78.9%	37.86	6.5%	(200)	bps	3.7%
Ascend Hotel Collection	133.28	60.0%	79.94	129.04	59.2%	76.41	3.3%	80	bps	4.6%
Total	$83.35	65.5%	$54.61	$80.89	64.7%	$52.36	3.0%	80	bps	4.3%
___________________
*Operating statistics exclude Cambria hotel & suites since the operating statistics are not representative of a stabilized brand which the Company defines as having at least 25 units open and operating for a twelve month period.
The number of domestic rooms on-line decreased by 8 rooms to 398,190 as of June 30, 2016 from 398,198 as of June 30, 2015. The total number of domestic hotels on-line increased by 0.8% to 5,273 as of June 30, 2016 from 5,230 as of June 30, 2015. Our unit growth has outpaced the growth in our rooms primarily due to the Company's multi-year strategy to rejuvenate the Comfort family of brands by terminating or repositioning under-performing hotels that no longer meet the Comfort brand standards. Hotels terminated from the Comfort brand family may be repositioned to a more suitable brand within the Company's family of brands or exit our franchise system. As a result of this strategy our unit growth has been driven primarily by brands with lower average room counts than the Comfort family of brands. A summary of domestic hotels and rooms on-line at June 30, 2016 and 2015 by brand is as follows:

	June 30, 2016		June 30, 2015		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	%	%
Comfort Inn	1,138	88,085	1,215	93,904	(77)	(5,819)	(6.3)%	(6.2)%
Comfort Suites	564	43,522	575	44,447	(11)	(925)	(1.9)%	(2.1)%
Sleep	380	27,188	377	27,207	3	(19)	0.8%	(0.1)%
Quality	1,395	110,952	1,311	105,761	84	5,191	6.4%	4.9%
Clarion	168	23,033	175	24,587	(7)	(1,554)	(4.0)%	(6.3)%
Econo Lodge	847	52,385	853	52,835	(6)	(450)	(0.7)%	(0.9)%
Rodeway	528	29,771	481	26,544	47	3,227	9.8%	12.2%
MainStay	54	4,020	47	3,629	7	391	14.9%	10.8%
Suburban	58	6,471	62	6,959	(4)	(488)	(6.5)%	(7.0)%
Ascend Hotel Collection	116	9,650	110	9,408	6	242	5.5%	2.6%
Cambria hotel & suites	25	3,113	24	2,917	1	196	4.2%	6.7%
Total Domestic Franchises	5,273	398,190	5,230	398,198	43	(8)	0.8%	—%

Domestic hotels open and operating decreased by 3 during the three months ended June 30, 2016, compared to a net increase of 11 domestic hotels open and operating during the three months ended June 30, 2015. Gross domestic franchise additions decreased slightly from 74 for the three months ended June 30, 2015 to 73 for the same period of 2016. New construction hotels represented 12 of the gross domestic additions during the three months ended June 30, 2016 as compared to 19 new construction hotel openings in the same period of the prior year. The decrease in new construction openings reflects the variability in timings of hotel openings from period to period. New construction hotels typically average 18 to 36 months to open after the franchise agreement is executed. Gross domestic additions for conversion hotels during the three months ended June 30, 2016 increased by 6 units to 61 from 55 for the three months ended June 30, 2015. The timing of conversion hotel openings are impacted by various factors including the complexity of the property improvement plans required to be completed prior to opening but typically open within three to four months after the execution of a franchise agreement.

Net domestic terminations increased from 63 in the three months ended June 30, 2015 to 76 for the three months ended June 30, 2016.
International royalties declined $0.3 million from $5.4 million for the three months ended June 30, 2015 to $5.1 million for the three months ended June 30, 2016 despite a 4.3% increase in the number of rooms available primarily due to the negative impact of foreign currency fluctuations in the various countries that we operate and the timing of new room openings within the quarter. International available rooms increased by 4,603 from 106,763 as of June 30, 2015 to 111,366 as of June 30, 2016, and the total number of international hotels increased by 10 from 1,146 as of June 30, 2015 to 1,156 as of June 30, 2016.
Initial Franchise and Relicensing Fees
Domestic initial franchise fee revenue, included in the initial franchise and relicensing fees caption on the Company's statements of income, generated from executed franchise agreements decreased $0.5 million to $3.0 million for the three months ended June 30, 2016 from $3.5 million for the three months ended June 30, 2015. Domestic initial fee revenue decreased approximately 14% despite a 6% increase in executed franchise agreements primarily due to increased incentives provided in the current quarter when compared to the three months ended June 30, 2015, and a decrease in the amount of deferred revenue recognized in the second quarter of 2016 related to franchise agreements executed in prior periods. Executed franchise agreements increased from 139 franchise agreements, representing 11,601 rooms, executed in the second quarter of 2015 to 147 franchise agreements, representing 13,005 rooms executed in the second quarter of 2016. Revenues associated with agreements including incentives are deferred and recognized when the incentive criteria are met or the agreement is terminated, whichever comes first.
During the second quarter of 2016, 42 of the executed agreements were for new construction hotel franchises representing 3,757 rooms compared to 30 contracts representing 2,695 rooms for the three months ended June 30, 2015. Conversion hotel executed franchise agreements totaled 105 representing 9,248 rooms for the three months ended June 30, 2016 compared to 109 agreements representing 8,906 rooms for the same period a year ago. The decline in the execution of new franchise agreements for conversion and increase in executed agreements for new construction projects primarily reflects the timing of the process of converting new franchise applications into executed agreements. Overall, the Company expects to execute new domestic franchise agreements for the year ended December 31, 2016 at the same or greater levels than the prior year.
A summary of executed domestic franchise agreements by brand for the three months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	6	10	16	9	13	22	(33)%	(23)%	(27)%
Comfort Suites	6	1	7	8	—	8	(25)%	NM	(13)%
Sleep	12	—	12	4	—	4	200%	NM	200%
Quality	—	50	50	1	46	47	(100)%	9%	6%
Clarion	2	6	8	—	3	3	NM	100%	167%
Econo Lodge	1	15	16	—	19	19	NM	(21)%	(16)%
Rodeway	—	17	17	—	21	21	NM	(19)%	(19)%
MainStay	5	—	5	2	—	2	150%	NM	150%
Suburban	—	1	1	1	1	2	(100)%	—%	(50)%
Ascend Hotel Collection	1	5	6	—	6	6	NM	(17)%	—%
Cambria hotel & suites	9	—	9	5	—	5	80%	NM	80%
Total Domestic System	42	105	147	30	109	139	40%	(4)%	6%
Relicensing fees include fees charged to the new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system as well as fees required to renew expiring franchise contracts. Domestic relicensing contracts increased 26% from 80 for the three months ended June 30, 2015 to 101 for the three months ended June 30, 2016. Renewals of expired contracts increased 20% from 5 for the three months ended June 30, 2015 to 6 during the current period. Domestic relicensing and renewal revenues increased 19% from $2.1 million in the second quarter of 2015 to $2.5 million in the second quarter of 2016 as a result of the 26% increase in relicensing and renewal contracts partially offset by a decline in average fees per deal.
As of June 30, 2016, the Company had 591 franchised hotels with 46,887 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 518 hotels and 40,297 rooms at June 30, 2015. The number of new construction franchised hotels in the Company's domestic pipeline increased 26% to 403 at June 30, 2016 from 321 at June 30, 2015. The growth in the number of new construction hotels in the domestic pipeline reflects the 9% and 79% increase in new construction franchise agreements executed in 2015 and 2014, respectively, as well as the 8% increase in agreements executed year to date in 2016. New construction hotels typically average 18 to 36 months to open after the franchise agreement is executed. The number of conversion franchised hotels in the Company's domestic pipeline decreased by 9 hotels or 5% from 197 hotels at June 30, 2015 to 188 hotels at June 30, 2016. The decline in the number of conversion franchise hotels in the domestic pipeline primarily reflects the 14% decline in conversion franchise agreements sold in the six months ended June 30, 2016. The Company had an additional 82 franchised hotels with 9,110 rooms under construction, awaiting conversion or approved for development in its international system as of June 30, 2016 compared to 95 hotels and 9,320 rooms at June 30, 2015. While the Company's hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.

A summary of the domestic franchised hotels pipeline, which includes hotels under construction, awaiting conversion and approved for development, at June 30, 2016 and 2015 by brand is as follows:

							Variance
	June 30, 2016			June 30, 2015			Conversion		New Construction		Total
	Conversion	New Construction	Total	Conversion	New Construction	Total	Units	%	Units	%	Units	%
Comfort Inn	34	80	114	38	64	102	(4)	(11)%	16	25%	12	12%
Comfort Suites	4	95	99	3	76	79	1	33%	19	25%	20	25%
Sleep	—	83	83	1	65	66	(1)	(100)%	18	28%	17	26%
Quality	47	5	52	54	5	59	(7)	(13)%	—	—%	(7)	(12)%
Clarion	9	5	14	11	2	13	(2)	(18)%	3	150%	1	8%
Econo Lodge	26	3	29	24	4	28	2	8%	(1)	(25)%	1	4%
Rodeway	29	2	31	34	3	37	(5)	(15)%	(1)	(33)%	(6)	(16)%
MainStay	—	57	57	1	47	48	(1)	(100)%	10	21%	9	19%
Suburban	5	6	11	6	12	18	(1)	(17)%	(6)	(50)%	(7)	(39)%
Ascend Hotel Collection	29	19	48	25	18	43	4	16%	1	6%	5	12%
Cambria hotel & suites	5	48	53	—	25	25	5	NM	23	92%	28	112%
	188	403	591	197	321	518	(9)	(5)%	82	26%	73	14%

Procurement Services: Revenues increased $1.7 million or 20% from $8.6 million for the three months ended June 30, 2015 to $10.3 million for the three months ended June 30, 2016. The increase in revenues primarily reflects the implementation of new brand programs as well as an increase in the volume of business transacted with existing and new qualified vendors and strategic alliance partners.
Other Income: Revenue increased $2.3 million from the three months ended June 30, 2015 to $5.7 million for the three months ended June 30, 2016. The increase in other income is primarily due to revenue related to the Company's recent acquisition of a technology solutions provider to vacation rental management companies and an increase in liquidated damages awards related to the early termination of franchise agreements.
Selling, General and Administrative Expenses: The cost to operate the business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $40.0 million for the three months ended June 30, 2016, an increase of $6.9 million from the three months ended June 30, 2015.
SG&A expenses for the three months ended June 30, 2016 and 2015 include approximately $7.0 million and $4.6 million, respectively, related to the Company's SkyTouch and vacation rental divisions, and expenses related to operations of an office building leased to a third party. Excluding SG&A expenses for non-hotel franchising divisions, SG&A for the three months ended June 30, 2016 increased $4.5 million or 16% to $33.0 million in the current year primarily due to increased costs related to increases in franchise support activities and the impact of employee termination benefits totaling $2.2 million incurred during the current quarter.
Marketing and Reservation System: The Company's franchise agreements require the payment of franchise fees, which include marketing and reservation system fees. The fees, which are primarily based on a percentage of the franchisees' gross room revenues, are used exclusively by the Company for expenses associated with providing franchise services such as central reservation systems, national marketing and media advertising. The Company is contractually obligated to expend the marketing and reservation system fees it collects from franchisees in accordance with the franchise agreements; as such, no net income or loss to the Company is generated. Cumulative marketing and reservation fees not expended are deferred and recorded as a liability in the Company's financial statements and carried over to the next year and expended in accordance with the franchise agreements. Conversely, cumulative marketing and reservation expenditures incurred in excess of fees billed for marketing and reservation activities are deferred and recorded as an asset in the Company's financial statements and recovered in future periods.

Total marketing and reservation system revenues increased 1% from $133.1 million for the three months ended June 30, 2015 to $133.8 million for the three months ended June 30, 2016. The increase in revenues was primarily due to recognition of improved system fees resulting from RevPAR increases, increasing revenues from the Choice Privileges loyalty program resulting from the growth in program membership, and increases in the average daily rate. Marketing and reservation system revenues for the three months ended June 30, 2015 were impacted by the recognition of $7.0 million of previously deferred revenues. No previously deferred revenues were recognized in the second quarter of 2016.
At June 30, 2016, cumulative marketing and reservation system expenses exceeded fees billed by $25.6 million, compared to cumulative marketing and reservation system fees billed exceeding expenses by $30.7 million as of December 31, 2015. The deficit and excess are reflected as an other long-term asset and liability, respectively in the accompanying consolidated balance sheets.
Other Gains: Other gains decreased $0.9 million from $1.2 million for the three months ended June 30, 2015 to $0.3 million in the same period of the current year, primarily due to a $1.3 million gain from the sale of an interest in an unconsolidated joint venture recognized in 2015, partially offset by an increase in gains due to the fluctuations in the fair value of investments held in the Company's non-qualified employee benefit plans of $0.4 million.
Equity in Net (Income) Loss of Affiliates: The Company recorded income of $0.7 million from its unconsolidated joint ventures for the three months ended June 30, 2016, compared to a $0.4 million loss for the three months ended June 30, 2015. The $1.1 million increase in income is primarily attributable to the results of operations during the ramp up period of operations for several recently opened or acquired hotel projects owned by unconsolidated joint ventures. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria hotels & suites in strategic markets.
Income Taxes: The effective income tax rates for continuing operations were 30.2% and 32.3% for the three months ended June 30, 2016 and 2015, respectively. The effective income tax rates for continuing operations for the three months ended June 30, 2016 and 2015 were lower than the U.S. federal income tax rate of 35% due the impact of foreign operations, partially offset by state income taxes.

Operations Review
Comparison of Operating Results for the Six-Month Periods Ended June 30, 2016 and 2015

Summarized financial results for the six months ended June 30, 2016 and 2015 are as follows:

(in thousands)	2016	2015
REVENUES:
Royalty fees	$151,054	$143,614
Initial franchise and relicensing fees	10,862	11,533
Procurement services	16,104	13,396
Marketing and reservation system	260,175	231,835
Other	10,674	7,023
Total revenues	448,869	407,401
OPERATING EXPENSES:
Selling, general and administrative	75,158	65,560
Depreciation and amortization	5,721	5,685
Marketing and reservation system	260,175	231,835
Total operating expenses	341,054	303,080
Operating income	107,815	104,321
OTHER INCOME AND EXPENSES, NET:
Interest expense	22,316	21,236
Interest income	(1,666)	(623)
Other (gains)	(259)	(1,641)
Equity in net loss of affiliates	1,436	1,436
Total other income and expenses, net	21,827	20,408
Income before income taxes	85,988	83,913
Income taxes	26,003	26,506
Net income	$59,985	$57,407

Results of Operations
The Company recorded income before income taxes of $86.0 million for the six month period ended June 30, 2016, a $2.1 million, or 2% increase from the same period of the prior year. The increase in income before income taxes primarily reflects a $3.5 million increase in operating income partially offset by a $1.1 million increase in interest expense, a $1.4 million decrease in other gains, partially offset by an increase in interest income of $1.0 million.
Operating income increased $3.5 million as the Company's hotel franchising revenues increased by $10.0 million or 6% partially offset by an increase in SG&A expenses of $9.6 million or 15%. The key drivers of these fluctuations are described in more detail below.

Hotel Franchising Revenues
Hotel franchising revenues were $184.6 million for the six months ended June 30, 2016 compared to $174.6 million for the six months ended June 30, 2015, an increase of 6%. The increase in hotel franchising revenues is primarily due to a $7.4 million or 5% increase in royalty revenues and a $2.7 million or 20% increase in procurement services revenues, partially offset by a $0.7 million or 6% decrease in initial franchising and relicensing revenues.

Royalty Fees
Domestic royalty fees for the six months ended June 30, 2016 increased $8.0 million to $141.6 million, an increase of 6% compared to the six months ended June 30, 2015. The increase in royalties is attributable to a 2.7% increase in RevPAR and an increase in the effective royalty rate. System-wide RevPAR increased due to a 2.8% increase in average daily rates partially offset by a 10 basis point decrease in occupancy rates. The effective royalty rate increased to 4.39% for the six months ended June 30, 2016, compared to 4.29% for the prior year period. The increase in the effective royalty rate is attributable to improved royalty rate pricing on recently executed domestic franchise agreements as well as annual contractual royalty rate increases contained in existing franchise agreements.
A summary of the Company's domestic franchised hotels operating information is as follows:

	For the Six Months Ended June 30, 2016*			For the Six Months Ended June 30, 2015*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$90.11	64.0%	$57.67	$87.35	63.5%	$55.48	3.2%	50	bps	3.9%
Comfort Suites	95.51	68.9%	65.80	93.06	68.2%	63.43	2.6%	70	bps	3.7%
Sleep	81.13	64.2%	52.08	79.60	64.0%	50.93	1.9%	20	bps	2.3%
Quality	75.79	57.9%	43.88	73.16	57.5%	42.05	3.6%	40	bps	4.4%
Clarion	80.52	56.3%	45.35	78.25	56.3%	44.07	2.9%	—	bps	2.9%
Econo Lodge	59.24	52.4%	31.03	57.47	52.4%	30.13	3.1%	—	bps	3.0%
Rodeway	60.72	54.6%	33.15	57.22	55.8%	31.90	6.1%	(120)	bps	3.9%
MainStay	75.80	63.4%	48.02	76.24	68.5%	52.23	(0.6)%	(510)	bps	(8.1)%
Suburban	49.67	74.9%	37.21	47.25	76.5%	36.15	5.1%	(160)	bps	2.9%
Ascend Hotel Collection	125.21	56.9%	71.28	122.78	59.8%	73.45	2.0%	(290)	bps	(3.0)%
Total	$80.26	60.3%	$48.43	$78.08	60.4%	$47.15	2.8%	(10)	bps	2.7%
___________________
*Operating statistics exclude Cambria hotel & suites since the operating statistics are not representative of a stabilized brand which the Company defines as having at least 25 units open and operating for a twelve month period.
Domestic hotels open and operating decreased by 3 hotels during the six months ended June 30, 2016 compared to a net increase of 9 domestic hotels open and operating during the six months ended June 30, 2015. Gross domestic franchise additions increased from 130 for the six months ended June 30, 2015 to 131 for the same period of 2016. New construction hotels represented 24 of the gross domestic additions during the six months ended June 30, 2016 as compared to 33 new construction hotel openings in the same period of the prior year. The decrease in new construction openings reflects the variability in timings of hotel openings from period to period. New construction hotels typically average 18 to 36 months to open after the franchise agreement is executed. Gross domestic additions for conversion hotels during the six months ended June 30, 2016 increased by 10 units to 107 from 97 for the six months ended June 30, 2015. The timing of conversion hotel openings are impacted by various factors including the complexity of the property improvement plans required to be completed prior to opening but typically open within three to four months after the execution of the franchise agreement.
Net domestic franchise terminations increased from 121 in the six months ended June 30, 2015 to 134 for the six months ended June 30, 2016.
International royalties declined by $0.6 million or 6% from the six months ended June 30, 2015 to $9.4 million for the same period of 2016. International rooms open and operating increased 4% to 111,366 as of June 30, 2016 from 106,763 as of June 30, 2015. Despite the increase in international rooms available, royalties declined as a result of unfavorable foreign currency fluctuations and RevPar performance in the countries in which we operate. The total number of international hotels increased 0.9% from 1,146 as of June 30, 2015 to 1,156 as of June 30, 2016.
Initial Franchise and Relicensing Fees
Domestic initial fee revenue, included in the initial franchise and relicensing fees caption on the Company's statements of income, generated from executed franchise agreements decreased $1.1 million to $5.4 million for the six months ended June 30, 2016 from $6.5 million for the six months ended June 30, 2015. Domestic initial fee revenue decreased approximately 17% primarily due to a 9% decrease in the number of new domestic executed franchise agreements, a decrease in the amount of deferred revenue recognized in the first six months of 2016 related to franchise agreements executed in prior periods, and an increase in franchise incentives in the first six months of 2016 compared to the same period in 2015. Executed franchise agreements decreased from 238 franchise agreements, representing 18,131 rooms, executed in the six months ended June 30, 2015, to 217 franchise agreements, representing 18,376 rooms executed in the six months ended June 30, 2016. Revenues associated with agreements including incentives are deferred and recognized when the incentive criteria are met or the agreement is terminated, whichever comes first.
During the six months ended June 30, 2016, 57 of the executed agreements were for new construction hotel franchises representing 5,038 rooms, compared to 53 contracts representing 4,182 rooms for the six months ended June 30, 2015. Conversion hotel executed franchise agreements totaled 160 representing 13,338 rooms for the six months ended June 30, 2016 compared to 185 agreements representing 13,949 rooms for the same period a year ago. The decline in the execution of new franchise agreements for conversion projects primarily reflects the timing of the process of converting new franchise applications into executed agreements. The Company expects to execute new domestic franchise agreements for the year ended December 31, 2016 at the same or greater levels than the prior year.
A summary of executed domestic franchise agreements by brand for the six months ended June 30, 2016 and 2015 is as follows:

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	12	14	26	13	20	33	(8)%	(30)%	(21)%
Comfort Suites	8	1	9	13	2	15	(38)%	(50)%	(40)%
Sleep	14	—	14	9	—	9	56%	NM	56%
Quality	—	73	73	3	75	78	(100)%	(3)%	(6)%
Clarion	3	9	12	—	6	6	NM	50%	100%
Econo Lodge	1	29	30	—	28	28	NM	4%	7%
Rodeway	—	27	27	—	35	35	NM	(23)%	(23)%
MainStay	6	—	6	6	—	6	—%	NM	—%
Suburban	—	1	1	1	3	4	(100)%	(67)%	(75)%
Ascend Hotel Collection	2	6	8	1	16	17	100%	(63)%	(53)%
Cambria hotel & suites	11	—	11	7	—	7	57%	NM	57%
Total Domestic System	57	160	217	53	185	238	8%	(14)%	(9)%
Relicensing fees include fees charged to the new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system as well as fees required to renew expiring franchise contracts. Domestic relicensing contracts increased 14% from 174 for the six months ended June 30, 2015 to 199 for the six months ended June 30, 2016. Renewals of expired contracts increased 36% from 11 for the six months ended June 30, 2015 to 15 in the current period. As a result of the increase in relicensing and renewal contracts, domestic relicensing and renewal revenues increased $0.6 million or 13% from $4.6 million for the six months ended June 30, 2015 to $5.2 million for the six months ended June 30, 2016.

Procurement Services: Revenues increased $2.7 million or 20% from $13.4 million for the six months ended June 30, 2015 to $16.1 million for the six months ended June 30, 2016. The increase in revenues primarily reflects the implementation of new programs as well as an increased volume of business transacted with qualified vendors and strategic alliance partners.

Other Income: Revenue increased $3.7 million from the six months ended June 30, 2015 to $10.7 million for the six months ended June 30, 2016. The increase in other income is primarily due to $0.4 million increase in support and consulting fees earned by the Company's SkyTouch division and $2.7 million in revenues related to the Company's technology solutions provider to vacation rental management companies acquired in August 2015.
Selling, General and Administrative Expenses: The cost to operate the business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $75.2 million for the six months ended June 30, 2016, an increase of $9.6 million or 15% from the six months ended June 30, 2015.
SG&A expenses for the six months ended June 30, 2016 and 2015 include approximately $13.7 million and $10.1 million, respectively, related to the Company's SkyTouch and vacation rental divisions, and expenses related to operations of an office building leased to a third party. Excluding the SG&A expenses for non-hotel franchising divisions, SG&A for the six months ended June 30, 2016 increased $6.0 million or 11% to $61.4 million in the current year primarily due to a $2.3 million increase in employee termination benefits and increased costs related to franchise support activities.
Marketing and Reservation System: The Company's franchise agreements require the payment of franchise fees, which include marketing and reservation system fees. The fees, which are primarily based on a percentage of the franchisees' gross room revenues, are used exclusively by the Company for expenses associated with providing franchise services such as central reservation systems, national marketing and media advertising. The Company is contractually obligated to expend the marketing and reservation system fees it collects from franchisees in accordance with the franchise agreements; as such, no net income or loss to the Company is generated. Cumulative marketing and reservation fees not expended are deferred and recorded as a liability in the Company's financial statements and carried over to the next year and expended in accordance with the franchise agreements. Conversely, cumulative marketing and reservation expenditures incurred in excess of fees billed for marketing and reservation activities are deferred and recorded as an asset in the Company's financial statements and recovered in future periods.
Total marketing and reservation system revenues increased 12% from $231.8 million for the six months ended June 30, 2015 to $260.2 million for the six months ended June 30, 2016. The increase in revenues was primarily due to the recognition of previously deferred revenue related to a change in the Company's expiration policy for the Choice Privileges membership program. In addition, revenues increased due to improved system fees resulting from RevPAR increases and increasing revenues from the Choice Privileges loyalty program, resulting from the growth in program membership and increase in average daily rate. Marketing and reservation system revenues reflect the recognition of $30.7 million of previously deferred revenues in 2016 compared to a $8.6 million deferral of revenues to future periods recorded in 2015.
At June 30, 2016, cumulative marketing and reservation system expenses exceeded fees billed by $25.6 million, compared to cumulative marketing and reservation system fees billed exceeding expenses by $30.7 million, as of December 31, 2015. The deficit and excess are reflected as an other long-term asset and liability, respectively, in the accompanying consolidated balance sheets.
Other Gains: Other gains decreased from a gain of $1.6 million for the six months ended June 30, 2015 to a gain of $0.3 million for same period of the current year, primarily due to a $1.3 million gain from the sale of an interest in an unconsolidated joint venture recognized in 2015.

Income Taxes: The Company’s effective income tax rates for income from continuing operations were 30.2% and 31.6% for the six months ended June 30, 2016 and 2015, respectively. The effective income tax rates for the six months ended June 30, 2016 and 2015 were lower than the U.S. federal income tax rate of 35% due to the recurring impact of foreign operations, partially offset by state income taxes. The effective income tax rates for the six months ended June 30, 2016 was also impacted by the adoption of ASU 2016-09, which requires that excess tax benefits and deficiencies be recorded as tax expense or benefit in the income statement. The adoption resulted in a $1.4 million tax benefit. The effective income tax rate for the six months ended June 30, 2015 was further reduced due to the settlement of uncertain tax positions.

Liquidity and Capital Resources
Operating Activities
During the six months ended June 30, 2016 and 2015, net cash provided by operating activities totaled $27.9 million and $42.5 million, respectively. Operating cash flows declined $14.7 million primarily due to a $46.4 million decrease in cash flows from marketing and reservation activities and the timing of working capital items. The declines were partially offset by a $38.1 million increase in deferred revenue and a $6.0 million decline in net disbursements to franchisees for property improvements and other purposes utilizing forgivable promissory notes.
Net cash used by marketing and reservation activities totaled $42.7 million during the six months ended June 30, 2016 compared to net cash provided of $3.7 million during the six months ended June 30, 2015. The decline in cash provided by marketing and reservation activities primarily reflects a one-time deferral of revenue related to a change in the Company's expiration policy for the Company's loyalty program. Additionally, the Company expanded its information technology workforce in 2015 to support improvements to the Company's various property management and central reservation technologies that are designed to deliver guests to our franchised hotels.
In conjunction with brand and development programs, the Company provides financing to franchisees for property improvements and other purposes in the form of forgivable notes receivable. If the franchisee remains in the system in good standing over the term of the promissory note, the Company forgives the outstanding principal balance and related interest. Since these forgivable notes are predominantly forgiven ratably over the term of the promissory note rather than repaid, the

Company classifies the related issuance and collections of these notes as operating activities. During the six months ended June 30, 2016 and 2015, the Company's net advances for these purposes totaled $13.2 million and $19.2 million, respectively. The timing and amount of these cash flows is dependent on various factors including the implementation of various development and brand incentive programs, the level of franchise sales and the timing of hotel openings. At June 30, 2016, the Company had commitments to extend an additional $133.6 million for these purposes provided certain conditions are met by its franchisees, of which $67.8 million is expected to be advanced in the next twelve months.
Investing Activities
Cash utilized for investing activities totaled $53.9 million and $9.3 million for the six months ended June 30, 2016 and 2015, respectively. The increase in cash utilized for investing activities for the six months ended June 30, 2016 primarily reflects the following items:
During the six months ended June 30, 2016 and 2015, capital expenditures totaled $10.9 million and $14.6 million, respectively. The decrease in capital expenditures from 2015 primarily reflects decreased spending on upgrades of our central reservation and yield management systems as well as purchases of technology hardware.
During the six months ended June 30, 2016, the Company completed three acquisitions of real estate as part of a program to incent franchise development in strategic markets for certain brands. The aggregate purchase price for these acquisitions was $25.8 million consisting of $25.6 million cash (of which $0.3 million was paid as a deposit in the fourth quarter of 2015) with an additional $0.2 million of current liabilities assumed. In addition, the Company incurred $0.5 million in acquisition related costs, which have been expensed in the period.
During the six months ended June 30, 2016 and 2015, the Company invested $19.7 million and $2.4 million, respectively, in joint ventures accounted for under the equity method of accounting. In addition, the Company received distributions from these joint ventures totaling $3.6 million and $0.3 million for the six months ended June 30, 2016 and 2015, respectively. The Company's investment in these joint ventures primarily relate to ventures that either support the Company's efforts to increase business delivery to its franchisees or promote growth of our emerging brands.

The Company provides financing to franchisees for hotel development efforts and other purposes in the form of notes receivables. These loans bear interest and are expected to be repaid in accordance with the terms of the loan arrangements. During the six months ended June 30, 2016, the Company advanced and received repayments totaling $13.0 million and $10.2 million for these purposes, respectively. For the six months ended June 30, 2015, the Company advanced $1.5 million and received $3.6 million in disbursements related to hotel development efforts. At June 30, 2016, the Company had commitments to extend an additional $35.2 million for these purposes within the next twelve months provided certain conditions are met by its franchisees.

During the six months ended June 30, 2016 and 2015, the Company realized proceeds from the sale of parcels of land and an interest in an unconsolidated joint venture related to the development of the Cambria hotel & suites brand totaling $1.7 million and $6.3 million, respectively.

From time to time, our board of directors authorizes specific transactions and general programs which permit us to provide financing, investment and guarantees and similar credit support to qualified franchisees, as well as to acquire and resell real estate to incent franchise development. Since 2006, we have engaged in these financial support activities to encourage acceleration of the growth of our Cambria hotel & suites brand, primarily in strategic markets and locations. Over the next three to five years, depending on market and other conditions, we expect to continue to deploy capital in support of this brand and expect our investment to range between $250 million to $350 million over that time period. The annual pace of future financial support activities will depend upon market and other conditions including among others, our franchise sales results, the environment for new construction hotel development and the hotel lending environment. Our support of the Cambria brand’s growth is expected to be primarily in the form of joint venture investments, forgivable key money loans, senior mortgage loans, development loans, mezzanine lending, and through the operation of a land-banking program. With respect to our lending and joint venture investments, we generally expect to recycle these loans and investments within a five year period. At June 30, 2016, the Company had approximately $176 million outstanding pursuant to these financial support activities.

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

At June 30, 2016, the Company maintained a total leverage ratio of 3.24x and a consolidated fixed charge ratio of 6.76x and was in compliance with all financial covenants under the credit agreement.

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

Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At June 30, 2016, the Company had been advanced approximately $3.7 million pursuant to these agreements and expects to receive the remaining $0.7 million over the next several years, subject to annual appropriations by the governmental entities. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration of the Company's ten year corporate headquarters lease in 2023 will be forgiven in full. The advances will be included in long-term debt in the Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all current performance conditions as of June 30, 2016.
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
During the six months ended June 30, 2016, the Company paid cash dividends totaling $23.2 million. We expect to continue to pay dividends in the future, subject to the declaration of our board of directors as well as to future business performance, economic conditions, changes in income tax regulations and other factors including limitations in the Company's credit facility. Based on the present dividend rate and outstanding share count, we expect that aggregate annual regular dividends for 2016 would be approximately $46.2 million.
Share Repurchases
The Company purchased 0.5 million shares of common stock under the share repurchase program at a total cost of $23.0 million during the six months ended June 30, 2016. Since the program's inception through June 30, 2016, we have repurchased 48.6 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.2 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 81.6 million shares at an average price of $15.32 per share. As of June 30, 2016, the Company had approximately 1.2 million shares remaining under the current share repurchase authorization.
During the six months ended June 30, 2016, the Company redeemed 116,779 shares of common stock at a total cost of approximately $5.3 million from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were outside the share repurchase program.
Other items
Approximately $188.7 million of the Company's cash and cash equivalents at June 30, 2016 pertains to undistributed earnings of the Company's consolidated foreign subsidiaries. Since the Company's intent is for such earnings to be reinvested by the foreign subsidiaries, the Company has not provided additional U.S. income taxes on these amounts. While the Company has no intention to utilize these cash and cash equivalents in its domestic operations, any change to this policy would result in the Company incurring additional U.S. income taxes on any amounts utilized domestically.
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

On June 2, 2016, one of the Company’s VIEs obtained a $61.0 million term loan for purposes of refinancing a $46.2 million construction loan. In connection with the refinancing, the Company entered into three limited guarantees. Under the terms of the limited guarantees, the Company has agreed to guarantee a maximum obligation of $3.3 million in the aggregate, in addition to a percentage of any operating expenses and capital expenditures not covered by operating revenues and unpaid expenses incurred. The limited guarantees will remain in effect until the loan is repaid in full or the VIE reaches a specified debt yield for two consecutive quarters under the loan covenants. The maturity date of the VIE's loan is June 2019.
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
The Company believes the likelihood of having to perform under the aforementioned limited payment guarantees was remote at June 30, 2016 and December 31, 2015.

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

New Accounting Standards
See Footnote No. 1, "Recently Adopted Accounting Guidance" and "Future Adoption of Recently Announced Accounting Guidance," of the Notes to our Financial Statements for information related to our adoption of new accounting standards in 2016 and for information on our anticipated adoption of recently issued accounting standards.
FORWARD-LOOKING STATEMENTS
Certain matters discussed in this quarterly report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Generally, our use of words such as "expect," "estimate," "believe," "anticipate," "should", "will," "forecast," "plan," "project," "assume" or similar words of futurity identify such forward-looking statements.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company's foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including in certain circumstances the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $18.1 million and $17.8 million at June 30, 2016 and December 31, 2015, respectively which we account for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
At June 30, 2016, the Company had $247.0 million of variable interest rate debt instruments outstanding at an effective rate of 1.95%. A hypothetical change of 10% in the Company’s effective interest rate from June 30, 2016 levels would increase or decrease annual interest expense by $0.5 million. The Company expects to refinance its fixed and variable long-term debt obligations prior to their scheduled maturities.
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
An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the

Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.
Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2016, that materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.
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
Issuer Purchases of Equity Securities
The following table sets forth purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the six months ended June 30, 2016:

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1),(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2016	96,031	$47.71	72,515	1,589,696
February 29, 2016	84,638	45.63	—	1,589,696
March 31, 2016	8,069	51.33	—	1,589,696
April 30, 2016	556	51.74	—	1,589,696
May 31, 2016	—	—	—	1,589,696
June 30, 2016	419,883	46.18	419,883	1,169,813
Total	609,177	$46.42	492,398	1,169,813
 _______________________

(1)
The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998. The program has no fixed dollar amount or expiration date. Since the program's inception through June 30, 2016, the Company has repurchased 48.6 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.2 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 81.6 million shares at an average price of $15.32 a share.

(2)
During the six months ended June 30, 2016, the Company redeemed 116,779 shares of common stock from employees to satisfy the option price and minimum tax-withholding requirements related to the exercising of options and vesting of restricted stock and performance vested restricted stock unit grants. These redemptions were not part of the board repurchase authorization.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
Exhibit Number and Description

Exhibit Number	Description

3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

3.02(b)	Amendment to the Restated Certificate of Incorporation of Choice Hotels International, Inc.

3.03(c)	Amended and Restated Bylaws of Choice Hotels International, Inc.

3.04(d)	Amendment to the Amended and Restated Bylaws of Choice Hotels International, Inc.

3.05(e)	Amendment to the Amended and Restated Bylaws of Choice Hotels International, Inc.

4.01(f)
Senior Unsecured Credit Agreement dated July 21, 2015 among Choice Hotels International, Inc., Deutsche Bank AG New York Branch, as administrative agent, Wells Fargo Bank, National Association, as syndication agent and swingline lender, and a syndication or lenders

4.02*	Extension Confirmation Letter dated as of July 5, 2016, in connection with Senior Unsecured Credit Agreement

10.1(g)	Transition Services Agreement between Choice Hotels International, Inc. and David L. White, dated June 3, 2016

10.2(g)	Second Amendment to Non-Competition, Non-Solicitation and Severance Benefit Agreement between Choice Hotels International, Inc. and David L. White, dated June 3, 2016

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

_______________________

*	Filed herewith

(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Registration Statement on Form S-4, filed August 31, 1998 (Reg. No. 333-62543).

(b)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed May 1, 2013.

(c)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed February 16, 2010.

(d)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed April 29, 2015.

(e)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K dated January 12, 2016, filed on January 13, 2016.

(f)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K dated July 21, 2015.

(g)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K dated June 7, 2016.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

August 4, 2016	By:	/S/ SCOTT E. OAKSMITH
Scott E. Oaksmith
Senior Vice President, Finance & Chief Accounting Officer