Form 10-Q
period 2016-09-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2016-11-08
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

CLASS	SHARES OUTSTANDING AT SEPTEMBER 30, 2016
Common Stock, Par Value $0.01 per share	56,096,987

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
REVENUES:
Royalty fees	$96,114	$89,929	$247,168	$233,543
Initial franchise and relicensing fees	6,284	6,170	17,146	17,703
Procurement services	7,615	6,271	23,719	19,667
Marketing and reservation system	152,018	134,463	412,193	366,298
Other	5,546	4,693	16,220	11,716
Total revenues	267,577	241,526	716,446	648,927
OPERATING EXPENSES:
Selling, general and administrative	34,357	30,152	109,515	95,712
Depreciation and amortization	2,986	3,108	8,707	8,793
Marketing and reservation system	152,018	134,463	412,193	366,298
Total operating expenses	189,361	167,723	530,415	470,803
Gain on sale of assets, net	402	—	402	—
Operating income	78,618	73,803	186,433	178,124
OTHER INCOME AND EXPENSES, NET:
Interest expense	11,150	10,821	33,466	32,057
Interest income	(836)	(359)	(2,502)	(982)
Other (gains) losses	(746)	1,402	(1,005)	(239)
Equity in net (income) losses of affiliates	(1,150)	(329)	286	1,107
Total other income and expenses, net	8,418	11,535	30,245	31,943
Income before income taxes	70,200	62,268	156,188	146,181
Income taxes	22,635	20,849	48,638	47,355
Net income	$47,565	$41,419	$107,550	$98,826

Basic earnings per share	$0.85	$0.72	$1.91	$1.72
Diluted earnings per share	$0.84	$0.72	$1.90	$1.71

Cash dividends declared per share	$0.205	$0.195	$0.615	$0.585
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED, IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income	$47,565	$41,419	$107,550	$98,826
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	215	215	646	646
Foreign currency translation adjustment	137	(951)	1,036	(2,223)
Other comprehensive income (loss), net of tax	352	(736)	1,682	(1,577)
Comprehensive income	$47,917	$40,683	$109,232	$97,249

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED, IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	September 30, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$205,953	$193,441
Receivables (net of allowance for doubtful accounts of $8,024 and $8,719, respectively)	129,422	89,352
Income taxes receivable	277	5,486
Notes receivable, net of allowance	7,709	5,107
Other current assets	28,568	17,567
Total current assets	371,929	310,953
Property and equipment, at cost, net	86,736	88,158
Goodwill	79,799	79,327
Franchise rights and other identifiable intangibles, net	11,543	11,948
Notes receivable, net of allowances	98,450	82,572
Investments, employee benefit plans, at fair value	16,414	17,674
Investments in unconsolidated entities	83,740	67,037
Deferred income taxes	47,002	42,434
Other assets	50,663	16,907
Total assets	$846,276	$717,010
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$60,363	$64,431
Accrued expenses and other current liabilities	59,577	70,648
Deferred revenue	121,592	71,587
Current portion of long-term debt	660	1,191
Income taxes payable	16,303	159
Total current liabilities	258,495	208,016
Long-term debt	866,247	812,945
Deferred compensation and retirement plan obligations	20,890	22,859
Deferred income taxes	719	506
Other liabilities	37,367	68,583
Total liabilities	1,183,718	1,112,909
Commitments and Contingencies
Common stock, $0.01 par value, 160,000,000 shares authorized; 95,065,638 shares issued at September 30, 2016 and December 31, 2015 and 56,096,987 and 56,336,566 shares outstanding at September 30, 2016 and December 31, 2015, respectively	951	951
Additional paid-in-capital	155,393	149,895
Accumulated other comprehensive loss	(7,096)	(8,778)
Treasury stock (38,968,651 and 38,729,072 shares at September 30, 2016 and December 31, 2015, respectively), at cost	(1,074,527)	(1,052,864)
Retained earnings	587,837	514,897
Total shareholders’ deficit	(337,442)	(395,899)
Total liabilities and shareholders’ deficit	$846,276	$717,010
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED, IN THOUSANDS)

	Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$107,550	$98,826
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,707	8,793
Gain on disposal of assets	(377)	(1,519)
Provision for bad debts, net	1,093	1,540
Non-cash stock compensation and other charges	11,037	8,929
Non-cash interest and other loss	807	3,168
Excess tax benefits from stock-based compensation	2,149	4,885
Deferred income taxes	(4,329)	(1,799)
Equity in net losses from unconsolidated joint ventures, less distributions received	1,654	2,917
Changes in assets and liabilities; net of acquisition:
Receivables	(42,426)	(24,532)
Advances to/from marketing and reservation system activities, net	(25,783)	18,341
Forgivable notes receivable, net	(15,109)	(21,029)
Accounts payable	(3,532)	5,111
Accrued expenses and other current liabilities	(14,261)	(14,083)
Income taxes payable/receivable	19,219	11,066
Deferred revenue	49,976	2,122
Other assets	(9,958)	(4,826)
Other liabilities	1,992	5,748
Net cash provided by operating activities	88,409	103,658
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(17,584)	(21,810)
Proceeds from sales of assets	8,360	6,347
Acquisitions of real estate	(25,263)	(8,767)
Business acquisition, net of cash acquired	(1,341)	(13,269)
Contributions to equity method investments	(24,179)	(3,811)
Distributions from equity method investments	3,700	270
Purchases of investments, employee benefit plans	(1,430)	(2,977)
Proceeds from sales of investments, employee benefit plans	1,395	2,920
Issuance of mezzanine and other notes receivable	(20,281)	(25,253)
Collections of mezzanine and other notes receivable	11,040	3,697
Other items, net	(422)	(445)
Net cash used by investing activities	(66,005)	(63,098)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings pursuant to revolving credit facilities	52,814	162,032
Principal payments on long-term debt	(836)	(130,194)
Proceeds from issuance of long term debt	—	176
Purchases of treasury stock	(33,958)	(56,450)
Dividends paid	(34,690)	(34,173)
Debt issuance costs	(284)	(2,169)
Proceeds from exercise of stock options	6,802	6,381
Net cash used by financing activities	(10,152)	(54,397)
Net change in cash and cash equivalents	12,252	(13,837)
Effect of foreign exchange rate changes on cash and cash equivalents	260	(1,781)
Cash and cash equivalents at beginning of period	193,441	214,879
Cash and cash equivalents at end of period	$205,953	$199,261
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Income taxes, net of refunds	$32,085	$32,474
Interest, net of capitalized interest	$40,935	$39,187
Non-cash investing and financing activities:
Dividends declared but not paid	$11,499	$11,041
Investment in property and equipment acquired in accounts payable	$554	$1,611
Non-cash sale of investment in unconsolidated joint venture	$2,350	$—
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

In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill - Internal Use Software (Subtopic 350-40) ("ASU No. 2015-05"). ASU No. 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license or should be accounted for as a service contract. The standard is effective for annual reporting periods, including interim periods within those annual periods beginning after December 15, 2015. The Company adopted this ASU on January 1, 2016, and elected to apply the revised standard prospectively to all new or materially altered agreements signed by the Company. The adoption did not have a material impact on our consolidated financial statements as of the date of adoption.

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

The Company adopted the new guidance in the second quarter of 2016 and, in accordance with the provisions of ASU 2016-09 applied the required adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. The primary impact of adoption was the recognition of excess tax benefits in the Company's provision for income taxes rather than additional paid-in-capital during the nine months ended September 30, 2016. Additional amendments to the accounting for income taxes and minimum statutory withholding tax requirements had no impact to retained earnings as of January 1, 2016, where the cumulative effect of these changes are required to be recorded. The Company has elected to continue to estimate forfeitures based on an estimate of the number of awards that are expected to vest.

The Company also elected to apply the presentation requirements for cash flows related to excess tax benefits retrospectively which resulted in an increase to net cash provided by operating activities and an increase in net cash used by financing activities of $4.9 million for the nine months ended September 30, 2015.

Adoption of the new standard resulted in the recognition of tax benefits of $0.7 million and $2.1 million in our provision for income taxes rather than additional paid-in-capital for the three and nine months ended September 30, 2016, respectively.

The impact of the adoption to our previously reported first quarter 2016 results was $1.6 million, reflected as follows:

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
Future Adoption of Recently Announced Accounting Guidance
In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts with Customers (Topic 606) ("ASU No. 2014-09"), which impacts virtually all aspects of an entity's revenue recognition. ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, as well as most industry-specific guidance, and significantly enhances comparability of revenue recognition practices across entities and industries by providing a principles-based, comprehensive framework for addressing revenue recognition issues. In order for a provider of promised goods or services to recognize as revenue the consideration that it expects to receive in exchange for the promised goods or services, the provider should apply the following five steps: (1) identify the contract with a customer(s); (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 also specifies the accounting for some costs to obtain or fulfill a contract with a customer and provides enhanced disclosure requirements. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The guidance permits the retrospective or modified retrospective method when adopting ASU No. 2014-09 but early application is not permitted. The Company has not yet selected a transition method and is still assessing the impact that ASU No. 2014-09 will have on its financial statements and disclosures, but believes it could impact the timing of revenue recognition for the Company's initial franchise fees and timing of the recognition for profits from the sales of real estate assets.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (Topic 606) ("ASU No. 2016-10"). ASU No. 2016-10 does not change the core principles of the standard, ASU 2014-09, Revenue from Contracts with Customers, but clarifies the accounting for licenses of intellectual property, as well as the identification of distinct performance obligations in a contract. The standard should be adopted concurrently with adoption of ASU 2014-09, which is effective for annual and interim periods beginning after December 15, 2017. The Company has not yet selected a transition method and is still assessing the impact that ASU No. 2016-10 will have on its financial statements and disclosures.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) ("ASU No. 2016-13"), which will require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years. The Company is currently assessing the potential impact that ASU No. 2016-13 will have on its consolidated financial position or results of operations.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments ("ASU No. 2016-15"). ASU No. 2016-15 provides additional guidance on eight specific cash flow issues, such as the classification of debt prepayments or extinguishment costs, contingent consideration payments made after a business combination, and distributions received from equity method investees. The guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the potential impact that ASU No. 2016-15 will have on the financial statements and disclosures.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory ("ASU No. 2016-16").  ASU No. 2016-16 provides guidance on recognition of current income tax consequences for intercompany asset transfers (other than inventory) at the time of transfer.  This represents a change from current GAAP, where the consolidated tax consequences of intercompany asset transfers are deferred from the time of transfer to a future period.  The guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years.  Early adoption at the beginning of an annual period is permitted. The Company is currently assessing the potential impact that ASU No. 2016-16 will have on the financial statements and disclosures.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810) - Interests Held through Related Parties That Are under Common Control ("ASU No. 2016-17"). ASU No. 2016-17 alters the primary beneficiary assessment a reporting entity must perform as part of consolidation analysis to determine whether it should consolidate certain types of legal entities. Under current GAAP, indirect interests held through related parties under common control are to be considered in their entirety by the reporting entity in performing the primary beneficiary assessment. ASU No. 2016-17 will revise the guidance such that indirect interests held through related parties under common control will be considered on a proportionate basis in performing the primary beneficiary assessment. The guidance is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the potential impact that ASU No. 2016-17 will have on the financial statements and disclosures.

2. Other Current Assets
Other current assets consist of the following:

	September 30, 2016	December 31, 2015
	(in thousands)
Prepaid expenses	$24,336	$14,144
Other current assets	4,232	1,725
Assets held for sale	—	1,698
Total	$28,568	$17,567

3.	Notes Receivable and Allowance for Losses
The Company segregates its notes receivable for the purposes of evaluating allowances for credit losses between two categories: Mezzanine and Other Notes Receivable and Forgivable Notes Receivable. The Company utilizes the level of security it has in the various notes receivable as its primary credit quality indicator (i.e., senior, subordinated or unsecured) when determining the appropriate allowances for uncollectible loans within these categories.
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
The following table shows the composition of the Company's notes receivable balances:

	September 30, 2016			December 31, 2015
	(in thousands)			(in thousands)
Credit Quality Indicator	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Total	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Total
Senior	$—	$52,176	$52,176	$—	$40,388	$40,388
Subordinated	—	6,416	6,416	—	6,197	6,197
Unsecured	51,401	3,915	55,316	44,333	3,526	47,859
Total notes receivable	51,401	62,507	113,908	44,333	50,111	94,444
Allowance for losses on non-impaired loans	5,052	1,050	6,102	4,615	1,364	5,979
Allowance for losses on receivables specifically evaluated for impairment	—	1,647	1,647	—	786	786
Total loan reserves	5,052	2,697	7,749	4,615	2,150	6,765
Net carrying value	$46,349	$59,810	$106,159	$39,718	$47,961	$87,679
Current portion, net	$295	$7,414	$7,709	$143	$4,964	$5,107
Long-term portion, net	46,054	52,396	98,450	39,575	42,997	82,572
Total	$46,349	$59,810	$106,159	$39,718	$47,961	$87,679

The Company classifies notes receivable due within one year as current assets in the Company’s consolidated balance sheets.
The following table summarizes the activity related to the Company’s Forgivable Notes Receivable and Mezzanine and Other Notes Receivable allowance for losses for the nine months ended September 30, 2016:

	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable
	(in thousands)
Beginning balance	$4,615	$2,150
Provisions	1,188	861
Recoveries	(74)	(164)
Write-offs	(301)	(150)
Other(1)	(376)	—
Ending balance	$5,052	$2,697

(1) Consists of changes in foreign currency exchange rates and default rate assumption changes
Forgivable Notes Receivable
As of September 30, 2016 and December 31, 2015, the unamortized balance of the Company's forgivable notes receivable totaled $51.4 million and $44.3 million, respectively. The Company recorded an allowance for credit losses on these forgivable notes receivable of $5.1 million and $4.6 million at September 30, 2016 and December 31, 2015, respectively. Amortization expense included in the accompanying consolidated statements of income related to the notes for the three months ended September 30, 2016 and 2015 was $2.3 million and $2.1 million, respectively. Amortization expense included in the accompanying consolidated statements of income related to the notes for the nine months ended September 30, 2016 and 2015 was $6.7 million and $6.0 million, respectively.
Past due balances of forgivable notes receivable are as follows:

	30-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
	(in thousands)
As of September 30, 2016
Forgivable Notes	$—	$1,822	$1,822	$49,579	$51,401
	$—	$1,822	$1,822	$49,579	$51,401

As of December 31, 2015
Forgivable Notes	$—	$1,161	$1,161	$43,172	$44,333
	$—	$1,161	$1,161	$43,172	$44,333
Mezzanine and Other Notes Receivable
The Company determined that approximately $1.9 million and $0.8 million of its mezzanine and other notes receivable were impaired at September 30, 2016 and December 31, 2015, respectively. The Company recorded allowance for credit losses on these impaired loans totaling $1.6 million and $0.8 million at September 30, 2016 and December 31, 2015, respectively. The average mezzanine and other notes receivable on non-accrual status was approximately $1.4 million and $0.8 million for the nine months ended September 30, 2016 and 2015, respectively. The Company recognizes interest income for impaired loans on a cash basis. No interest income on impaired loans was recognized during the three months ended September 30, 2016, and 2015. Approximately $43 thousand and $33 thousand of interest income on impaired loans was recognized during the nine months ended September 30, 2016, and 2015, respectively. The Company provided loan reserves on non-impaired loans totaling $1.1 million and $1.4 million at September 30, 2016 and December 31, 2015, respectively.

Past due balances of mezzanine and other notes receivable by credit quality indicators are as follows:

	30-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
	(in thousands)
As of September 30, 2016
Senior	$6,056	$—	$6,056	$46,120	$52,176
Subordinated	—	—	—	6,416	6,416
Unsecured	—	—	—	3,915	3,915
	$6,056	$—	$6,056	$56,451	$62,507
As of December 31, 2015
Senior	$—	$—	$—	$40,388	$40,388
Subordinated	—	—	—	6,197	6,197
Unsecured	—	—	—	3,526	3,526
	$—	$—	$—	$50,111	$50,111

4.	Marketing and Reservation Activities
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
At September 30, 2016, cumulative marketing and reservation system costs exceeded cumulative marketing and reservation system revenues earned by $15.3 million with the excess reflected as a long-term asset in the accompanying consolidated balance sheet. At December 31, 2015 fees collected exceeded expenses by $30.7 million, with the excess reflected as an other long-term liability in the accompanying consolidated balance sheet. Depreciation and amortization expense attributable to marketing and reservation activities for the three and nine months ended September 30, 2016 were $6.3 million and $18.7 million, respectively. Depreciation and amortization expense attributable to marketing and reservation activities for the three and nine months ended September 30, 2015 were $5.8 million and $17.0 million, respectively. Interest expense attributable to marketing and reservation activities for the three and nine months ended September 30, 2016 were $1 thousand and $6 thousand, respectively. Interest expense attributable to marketing and reservation activities for the three and nine months ended September 30, 2015 were $6 thousand and $22 thousand, respectively.

5.	Other Assets
Other assets consist of the following:

	September 30, 2016	December 31, 2015
	(in thousands)
Land and buildings	$28,987	$10,206
Advances to marketing and reservation system activities (Note 4)	15,284	—
Other assets	6,392	6,701
Total	$50,663	$16,907

Land and buildings

Land and buildings represents the Company's purchase of real estate as part of its program to incent franchise development in strategic markets for certain brands. The Company has acquired this real estate with the intent to develop the properties for the eventual construction of hotels operated under the Company's brands or contribute the land into joint ventures for the same purpose.

6.	Investments in Unconsolidated Entities

The Company maintains a portfolio of investments owned through noncontrolling interest in equity method investments with one or more partners. Investments in unconsolidated entities include investments in joint ventures totaling $81.1 million and $64.3 million at September 30, 2016 and December 31, 2015, respectively, that the Company determined to be variable interest entities ("VIEs"). These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria hotel & suites hotels in strategic markets. Based on an analysis of who has the power to direct the activities that most significantly impact these entities performance and who has an obligation to absorb losses of these entities or a right to receive benefits from these entities that could potentially be significant to the entity, the Company determined that it is not the primary beneficiary of any of its VIEs. The Company based its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and the relevant development, operating management and financial agreements. Although the Company is not the primary beneficiary of these VIEs, it does exercise significant influence through its equity ownership and as a result the Company's investment in these entities is accounted for under the equity method. For the three and nine months ended September 30, 2016, the Company recognized loss (income) totaling $(0.4) million and $1.6 million, respectively, from these investments. For the three and nine months ended September 30, 2015, the Company recognized losses totaling $0.2 million and $2.0 million, respectively, from these investments. The Company's maximum exposure to losses related to its investments in VIEs is limited to its equity investments as well as certain guarantees described in Note 17 "Commitments and Contingencies" of these financial statements.

7.	Deferred Revenue
Deferred revenue consists of the following:

	September 30, 2016	December 31, 2015
	(in thousands)
Loyalty programs	$107,872	$62,258
Initial, relicensing and franchise fees	7,072	6,530
Procurement service fees	5,887	2,353
Other	761	446
Total	$121,592	$71,587

8.	Debt
Debt consists of the following at:

	September 30, 2016	December 31, 2015
	(in thousands)
$400 million senior unsecured notes with an effective interest rate of 6.0% less deferred issuance costs of $4.9 million and $5.4 million at September 30, 2016 and December 31, 2015, respectively	$395,138	$394,618
$250 million senior unsecured notes with an effective interest rate of 6.19%, less a discount and deferred issuance costs of $1.2 million and $1.4 million at September 30, 2016 and December 31, 2015, respectively	248,799	248,568
$450 million senior unsecured credit facility with an effective interest rate of 2.03% and 1.87%, less deferred issuance costs of $2.8 million and $3.0 million at September 30, 2016 and December 31, 2015, respectively	209,215	156,025
Fixed rate collateralized mortgage with an effective interest rate of 4.57%, plus a fair value adjustment of $0.8 million and $0.9 million at September 30, 2016 and December 31, 2015, respectively	9,588	10,048
Economic development loans with an effective rate interest rate of 3.0% at September 30, 2016 and December 31, 2015	3,712	3,712
Capital lease obligations due 2016 with an effective interest rate of 3.18% at September 30, 2016 and December 31, 2015	—	430
Other notes payable	455	735
Total debt	$866,907	$814,136
Less current portion	660	1,191
Total long-term debt	$866,247	$812,945
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
Revolving Credit Facilities

On July 21, 2015, the Company entered into a senior unsecured revolving credit agreement (“Credit Agreement”), with Deutsche Bank AG New York Branch, as administrative agent.

The Credit Agreement provides for a $450 million unsecured revolving credit facility (the “Revolver”) with an initial maturity date of July 21, 2020, subject to optional one-year extensions that can be requested by the Company prior to each of the first, second and third anniversaries of the closing date of the Revolver. The effectiveness of any such extensions is subject to the consent of the lenders under the Credit Agreement and certain customary conditions. On July 5, 2016, the Company exercised its option to extend the maturity date of the Revolver by one year. The new maturity date of the Revolver is July 21, 2021.
Up to $35 million of borrowings under the Revolver may be used for alternative currency loans and up to $15 million of borrowings under the Revolver may be used for swing line loans.

The Revolver is unconditionally guaranteed, jointly and severally, by certain of the Company’s domestic subsidiaries, which are considered restricted subsidiaries under the Credit Agreement. The subsidiary guarantors currently include all subsidiaries that guarantee the obligations under the Company's Indenture governing the terms of its 5.75% senior notes due 2022 and its 5.70% senior notes due 2020. If the Company achieves and maintains an Investment Grade Rating, as defined in the Credit Agreement, then the subsidiary guarantees will, at the election of the Company, be released and the Revolver will not be guaranteed.

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

The Credit Agreement requires that the Company and its restricted subsidiaries comply with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments and affecting mergers and/or asset sales. With respect to dividends, the Company may not declare or make any payment if there is an existing event of default or if the payment would create an event of default. In addition, if the Company’s total leverage ratio exceeds 4.0 to 1.0, the Company is generally restricted from paying aggregate dividends in excess of $50 million in any calendar year.

The Credit Agreement imposes financial maintenance covenants requiring the Company to maintain a total leverage ratio of not more than 4.5 to 1.0 and a consolidated fixed charge coverage ratio of at least 2.5 to 1.0. If the Company achieves and maintains an Investment Grade Rating, then the Company will not need to comply with the consolidated fixed charge coverage ratio covenant.

The Credit Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Credit Agreement to be immediately due and payable. At September 30, 2016, the Company was in compliance with all financial covenants under the Credit Agreement.

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
Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At

September 30, 2016, the Company had been advanced approximately $3.7 million pursuant to these agreements and expects to receive the remaining $0.7 million over the next several years, subject to annual appropriations by the governmental entities. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration of the Company's ten-year corporate headquarters lease in 2023 will be forgiven in full. The advances will be included in long-term debt in the Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all current performance conditions as of September 30, 2016.

9.	Accumulated Other Comprehensive Loss

The following represents the changes in accumulated other comprehensive loss, net of tax, by component for the nine months ended September 30, 2016:

	Loss on Cash Flow Hedge	Foreign Currency Items	Total
	(in thousands)
Beginning balance, December 31, 2015	$(4,022)	$(4,756)	$(8,778)
Other comprehensive income (loss) before reclassification	—	1,036	1,036
Amounts reclassified from accumulated other comprehensive income (loss)	646	—	646
Net current period other comprehensive income (loss)	646	1,036	1,682
Ending balance, September 30, 2016	$(3,376)	$(3,720)	$(7,096)

The amounts reclassified from accumulated other comprehensive loss during the three and nine months ended September 30, 2016 were reclassified to the following line items in the Company's Consolidated Statements of Income.

Component	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Net Income
	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
	(in thousands)
Loss on cash flow hedge
Interest rate contract	$215	$646	Interest expense
	—	—	Tax (expense) benefit
	$215	$646	Net of tax

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
In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan ("EDCP"), which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust and invest these amounts in a selection of available diversified investment options. In 1997, the Company adopted the Choice Hotels International, Inc. Non-Qualified Retirement Savings and Investment Plan ("Non-Qualified Plan"). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. Under the EDCP and Non-Qualified Plan, (together, the "Deferred Compensation Plan"), the Company recorded current and long-term deferred compensation liabilities of $24.3 million and $23.0 million at September 30, 2016 and December 31, 2015, respectively, related to these deferrals and credited investment return under these two deferred compensation plans. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. The net increase (decrease) in compensation expense recorded in SG&A for the three months ended September 30, 2016 and 2015 was $0.9 million and $(1.0) million, respectively. The net increase (decrease) in compensation expense recorded in SG&A for the nine months ended September 30, 2016 and 2015 was $1.4 million and $(0.9) million respectively.
Under the Deferred Compensation Plan, the Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that offset the earnings credited to the participants. The diversified investments held in the trusts totaled $18.9 million and $17.8 million as of September 30, 2016 and December 31, 2015, respectively, and are recorded at their fair value, based on quoted market prices. At September 30, 2016, the Company expects $2.5 million of the assets held in the trust to be distributed during the next twelve months to participants. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment gains (losses) during the three months ended September 30, 2016 and 2015 of approximately $0.8 million and $(1.1) million, respectively. The Company recorded investment gains (losses) during the nine months ended September 30, 2016 and 2015 of approximately $1.0 million and $(1.0) million, respectively.

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

The Company's policy is to recognize transfers in and transfers out of the three levels of the fair value hierarchy as of the end of each quarterly reporting period. There were no transfers between Level 1, 2 and 3 assets during the three and nine months ended September 30, 2016.

As of September 30, 2016 and December 31, 2015, the Company had the following assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets	(in thousands)
As of September 30, 2016
Money market funds, included in cash and cash equivalents	$50,056	$—	$50,056	$—
Mutual funds(1)	17,219	17,219	—	—
Money market funds(1)	1,684	—	1,684	—
	$68,959	$17,219	$51,740	$—
As of December 31, 2015
Money market funds, included in cash and cash equivalents	$50,001	$—	$50,001	$—
Mutual funds(1)	16,542	16,542	—	—
Money market funds(1)	1,307	—	1,307	—
	$67,850	$16,542	$51,308	$—
________________________

(1)	Included in Investments, employee benefit plans at fair value and other current assets on the consolidated balance sheets.
Other Financial Instruments
The Company believes that the fair value of its current assets and current liabilities approximate their reported carrying amounts due to the short-term nature of these items. In addition, the interest rates of the Company's Credit Facility adjust frequently based on current market rates; accordingly its carrying amount approximates fair value.
The Company estimates the fair value of notes receivable, which approximate their carrying value, utilizing an analysis of future cash flows and credit worthiness for similar types of arrangements. Based upon the availability of market data, the notes receivable have been classified as Level 3 inputs. The primary sensitivity in these calculations is based on the selection of appropriate interest and discount rates. For further information on the notes receivables, see Note 3.
The fair values of the Company's $250 million and $400 million senior notes are classified as Level 2 as the significant inputs are observable in an active market. At September 30, 2016 and December 31, 2015, the $250 million senior notes had an approximate fair value of $272.9 million and $267.7 million, respectively. At September 30, 2016 and December 31, 2015, the $400 million senior notes had an approximate fair value of $439.4 million and $432.0 million, respectively.

Fair values estimated are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment.  Settlement of such fair value amounts may not be possible and may not be a prudent management decision.

12.	Income Taxes
The effective income tax rates were 32.2% and 33.5% for the three months ended September 30, 2016 and 2015, respectively. The effective income tax rates were 31.1% and 32.4% for the nine months ended September 30, 2016 and 2015, respectively.
The effective income tax rates for the three and nine months ended September 30, 2016 and 2015 were lower than the U.S. federal income tax rate of 35.0% due to the impact of foreign operations, partially offset by state income taxes. The effective income tax rate for the three and nine months ended September 30, 2016, was also impacted by the adoption of ASU 2016-09, which requires that excess tax benefits and deficiencies be recorded as tax expense or benefit in the income statement. The adoption resulted in a $0.7 million and $2.1 million tax benefit for the three and nine months ended September 30, 2016, respectively. The effective income tax rate for the nine months ended September 30, 2015 was further reduced by the settlement of unrecognized tax positions.

13.	Share-Based Compensation and Capital Stock
Stock Options
No stock options were granted during the three months ended September 30, 2016 and 2015. The Company granted 0.7 million and 0.5 million options to certain employees of the Company at a fair value of $6.9 million and $6.2 million for the nine months ended September 30, 2016 and 2015, respectively. The stock options granted by the Company had an exercise price equal to the market price of the Company's common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2016 Grants	2015 Grants
Risk-free interest rate	1.22%	1.45%
Expected volatility	23.76%	23.94%
Expected life of stock option	4.6 years	4.6 years
Dividend yield	1.59%	1.23%
Requisite service period	4 years	4 years
Contractual life	7 years	7 years
Weighted average fair value of options granted (per option)	$9.30	$12.39
The expected life of the options and volatility are based on historical data, which is believed to be indicative of future exercise patterns or actual volatility. Historical volatility is calculated based on a period that corresponds to the expected term of the stock option. The dividend yield and the risk-free rate of return are calculated on the grant date based on the then current dividend rate and the risk-free rate of return for the period corresponding to the expected life of the stock option. Compensation expense related to the fair value of these awards is recognized straight-line over the requisite service period based on those awards that ultimately vest.
The aggregate intrinsic value of the stock options outstanding and exercisable at September 30, 2016 was $10.4 million and $10.1 million, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2016 and 2015 was approximately $2.4 million and $0.9 million, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2016 and 2015 was approximately $6.8 million and $9.5 million, respectively.
The Company received approximately $2.6 million and $0.7 million in proceeds from the exercise of 104,442 and 30,808 employee stock options during the three months ended September 30, 2016 and 2015, respectively. The Company received approximately $6.8 million and $6.4 million in proceeds from the exercise of 297,398 and 263,600 employee stock options during the nine months ended September 30, 2016 and 2015, respectively.
Restricted Stock
The following table is a summary of activity related to restricted stock grants:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Restricted share grants	21,357	7,836	188,509	114,281
Weighted average grant date fair value per share	$48.03	$51.07	$51.21	$62.45
Aggregate grant date fair value ($000)	$1,026	$400	$9,654	$7,137
Restricted shares forfeited	14,072	9,522	23,686	17,964
Vesting service period of shares granted	36 - 48 months	24 - 48 months	12 - 48 months	12 - 48 months
Fair value of shares vested ($000)	$180	$553	$7,363	$12,292
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
The following table is a summary of activity related to PVRSU grants:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Performance vested restricted stock units granted at target	10,387	—	89,944	51,309
Weighted average grant date fair value per share	$48.14	$—	$47.85	$60.94
Aggregate grant date fair value ($000)	$500	$—	$4,304	$3,126
Stock units forfeited	26,363	6,079	54,556	6,079
Requisite service period	9 - 24 months	—	9 - 43 months	36 - 43 months
No PVRSU grants vested during the three months ended September 30, 2016. During the nine months ended September 30, 2016, PVRSU grants totaling 22,062 vested at a grant date fair value of $0.8 million. These PVRSU grants were initially granted at a target of 44,118 units. However, since the Company achieved only 50% of the targeted performance conditions contained in the stock awards granted in prior periods, 22,056 shares were forfeited. In addition, during the nine months ended September 30, 2016, PVRSU grants totaling 6,126 vested at a grant date fair value of $0.2 million. These PVRSU grants were initially granted at a target of 4,083 units. However, since the Company achieved 150% of the targeted performance conditions contained in the stock awards granted in prior periods, an additional 2,043 shares were earned and issued.
No PVRSU grants vested during the three months ended September 30, 2015. During the nine months ended September 30, 2015, a total of 42,326 PVRSU grants vested at a grant date fair value of $1.5 million. These PVRSU grants were initially granted at a target of 38,476 units. However, since the Company achieved 110% of the targeted performance conditions contained in the stock awards granted in prior periods, an additional 3,850 shares were earned and issued.

A summary of stock-based award activity as of September 30, 2016 and changes during the nine months ended are presented below:

	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	2,084,201	$41.36		384,490	$47.40	226,737	$45.09
Granted	745,769	51.49		188,509	51.21	89,944	47.85
Performance based leveraging (1)	—	—		—	—	2,043	36.76
Exercised/Vested	(297,398)	22.87		(149,318)	43.48	(28,188)	36.76
Expired	—	—		—	—	—	—
Forfeited	(80,869)	53.86		(23,686)	51.06	(54,556)	42.82
Outstanding at September 30, 2016	2,451,703	$46.27	4.5 years	399,995	$50.44	235,980	$47.59
Options exercisable at September 30, 2016	1,059,365	$37.79	2.9 years
_________________________________
(1)PVRSU units outstanding have been increased by 2,043 units due to the Company exceeding the targeted performance conditions contained in PVRSUs granted in prior periods during the nine months ended September 30, 2016.
The components of the Company’s pretax share-based compensation expense and associated income tax benefits are as follows for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Stock options	$1.0	$0.8	$3.6	$2.4
Restricted stock	1.7	1.6	5.7	5.1
Performance vested restricted stock units	0.4	1.0	1.7	1.6
Total	$3.1	$3.4	$11.0	$9.1
Income tax benefits	$1.1	$1.3	$4.1	$3.4
In conjunction with the termination of a Company officer, stock option, restricted stock and performance vested restricted stock compensation expense for the nine months ended September 30, 2016, included an additional $0.4 million, $0.4 million and $0.1 million, respectively, of accelerated recognition of share based payment awards.
During the three and nine months ended September 30, 2015, the Company revised its estimate of the projected achievement of various performance conditions that affect the number of PVRSUs that will ultimately vest. As a result, previously recognized share-based compensation costs related to these PVRSUs increased by $0.4 million and $0.2 million for the three and nine months ended September 30, 2015.
Dividends
The Company currently pays a quarterly dividend on its common stock of $0.205 per share, however the declaration of future dividends is subject to the discretion of the board of directors. During the three and nine months ended September 30, 2016, the Company's board of directors declared dividends totaling $0.205 and $0.615 per share or approximately $11.5 million and $34.6 million, respectively, in the aggregate.
In addition, during the nine months ended September 30, 2016, the Company recorded dividends totaling $0.1 million related to previously declared dividends that were contingent upon the vesting of performance vested restricted stock units.

Share Repurchases and Redemptions
The Company purchased 0.1 million and 0.6 million shares of common stock under the share repurchase program at a total cost of $5.6 million and $28.6 million during the three and nine months ended September 30, 2016, respectively.
During the three and nine months ended September 30, 2016, the Company redeemed 1,284 and 118,063 shares of common stock at a total cost of approximately $61 thousand and $5.4 million, respectively, from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants.

14. Earnings Per Share
The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2016	2015	2016	2015

Computation of Basic Earnings Per Share:
Numerator:
Net income	$47,565	$41,419	$107,550	$98,826
Income allocated to participating securities	(342)	(278)	(749)	(695)
Net income available to common shareholders	$47,223	$41,141	$106,801	$98,131
Denominator:
Weighted average common shares outstanding – basic	55,630	56,843	55,904	57,019

Basic earnings per share	$0.85	$0.72	$1.91	$1.72

Computation of Diluted Earnings Per Share:
Numerator:
Net income	$47,565	$41,419	$107,550	$98,826
Income allocated to participating securities	(341)	(277)	(746)	(691)
Net income available to common shareholders	$47,224	$41,142	$106,804	$98,135
Denominator:
Weighted average common shares outstanding – basic	55,630	56,843	55,904	57,019
Diluted effect of stock options and PVRSUs	281	378	296	479
Weighted average common shares outstanding – diluted	55,911	57,221	56,200	57,498

Diluted earnings per share	$0.84	$0.72	$1.90	$1.71

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
At September 30, 2016 and 2015, the Company had 2.5 million and 2.1 million outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the period, unless the stock options would be anti-dilutive. For the three and nine months ended September 30, 2016, the Company excluded 1.2 million of anti-dilutive stock options from the diluted earnings per share calculation. For the three and nine months ended September 30, 2015, the Company excluded 0.5 million of anti-dilutive stock options from the diluted earnings per share calculation.

PVRSUs are also included in the diluted earnings per share calculation when the performance conditions have been met at the reporting date. However, at September 30, 2016 and 2015, PVRSUs totaling 235,980 and 207,040, respectively, were excluded from the computation since the performance conditions had not been met.
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

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Three Months Ended September 30, 2016
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$90,462	$32,059	$12,090	$(38,497)	$96,114
Initial franchise and relicensing fees	6,187	—	97	—	6,284
Procurement services	7,344	—	271	—	7,615
Marketing and reservation system	140,792	99,595	4,771	(93,140)	152,018
Other	3,443	75	2,305	(277)	5,546
Total revenues	248,228	131,729	19,534	(131,914)	267,577
OPERATING EXPENSES:
Selling, general and administrative	38,876	28,591	5,664	(38,774)	34,357
Depreciation and amortization	467	1,910	609	—	2,986
Marketing and reservation system	143,920	97,018	4,220	(93,140)	152,018
Total operating expenses	183,263	127,519	10,493	(131,914)	189,361
Gain on sale of assets, net	—	—	402	—	402
Operating income	64,965	4,210	9,443	—	78,618
OTHER INCOME AND EXPENSES, NET:
Interest expense	11,006	1	143	—	11,150
Other items, net	(234)	(1,150)	(1,348)	—	(2,732)
Equity in earnings of consolidated subsidiaries	(13,548)	(166)	—	13,714	—
Total other income and expenses, net	(2,776)	(1,315)	(1,205)	13,714	8,418
Income before income taxes	67,741	5,525	10,648	(13,714)	70,200
Income taxes	20,176	2,169	290	—	22,635
Net income	$47,565	$3,356	$10,358	$(13,714)	$47,565

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Three Months Ended September 30, 2015
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$84,572	$28,786	$8,660	$(32,089)	$89,929
Initial franchise and relicensing fees	6,040	—	130	—	6,170
Procurement services	6,012	—	259	—	6,271
Marketing and reservation system	123,775	126,547	4,142	(120,001)	134,463
Other	3,377	3	1,313	—	4,693
Total revenues	223,776	155,336	14,504	(152,090)	241,526
OPERATING EXPENSES:
Selling, general and administrative	32,846	25,603	3,792	(32,089)	30,152
Depreciation and amortization	602	2,044	462	—	3,108
Marketing and reservation system	129,268	121,690	3,506	(120,001)	134,463
Total operating expenses	162,716	149,337	7,760	(152,090)	167,723
Operating income	61,060	5,999	6,744	—	73,803
OTHER INCOME AND EXPENSES, NET:
Interest expense	10,682	1	138	—	10,821
Other items, net	(76)	1,260	(470)	—	714
Equity in earnings of consolidated subsidiaries	(9,350)	84	—	9,266	—
Total other income and expenses, net	1,256	1,345	(332)	9,266	11,535
Income before income taxes	59,804	4,654	7,076	(9,266)	62,268
Income taxes	18,385	1,853	611	—	20,849
Net income	$41,419	$2,801	$6,465	$(9,266)	$41,419

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2016
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$231,717	$109,172	$31,110	$(124,831)	$247,168
Initial franchise and relicensing fees	16,741	—	405	—	17,146
Procurement services	23,088	—	631	—	23,719
Marketing and reservation system	380,153	344,161	12,322	(324,443)	412,193
Other	10,039	212	6,707	(738)	16,220
Total revenues	661,738	453,545	51,175	(450,012)	716,446
OPERATING EXPENSES:
Selling, general and administrative	120,804	98,125	16,155	(125,569)	109,515
Depreciation and amortization	1,314	5,596	1,797	—	8,707
Marketing and reservation system	394,059	330,959	11,618	(324,443)	412,193
Total operating expenses	516,177	434,680	29,570	(450,012)	530,415
Gain on sale of assets, net	—	—	402	—	402
Operating income	145,561	18,865	22,007	—	186,433
OTHER INCOME AND EXPENSES, NET:
Interest expense	33,036	1	429	—	33,466
Other items, net	(1,082)	(319)	(1,820)	—	(3,221)
Equity in earnings of consolidated subsidiaries	(36,053)	409	—	35,644	—
Total other income and expenses, net	(4,099)	91	(1,391)	35,644	30,245
Income before income taxes	149,660	18,774	23,398	(35,644)	156,188
Income taxes	42,110	6,366	162	—	48,638
Net income	$107,550	$12,408	$23,236	$(35,644)	$107,550

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2015
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$217,723	$99,306	$30,364	$(113,850)	$233,543
Initial franchise and relicensing fees	17,160	—	543	—	17,703
Procurement services	19,118	—	549	—	19,667
Marketing and reservation system	334,638	341,274	11,714	(321,328)	366,298
Other	9,452	3	2,261	—	11,716
Total revenues	598,091	440,583	45,431	(435,178)	648,927
OPERATING EXPENSES:
Selling, general and administrative	108,250	88,962	12,350	(113,850)	95,712
Depreciation and amortization	2,170	5,701	922	—	8,793
Marketing and reservation system	349,040	328,118	10,468	(321,328)	366,298
Total operating expenses	459,460	422,781	23,740	(435,178)	470,803
Operating income	138,631	17,802	21,691	—	178,124
OTHER INCOME AND EXPENSES, NET:
Interest expense	31,661	2	394	—	32,057
Other items, net	(622)	732	(224)	—	(114)
Equity in earnings of consolidated subsidiaries	(31,215)	462	—	30,753	—
Total other income and expenses, net	(176)	1,196	170	30,753	31,943
Income before income taxes	138,807	16,606	21,521	(30,753)	146,181
Income taxes	39,981	7,343	31	—	47,355
Net income	$98,826	$9,263	$21,490	$(30,753)	$98,826

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended September 30, 2016
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$47,565	$3,356	$10,358	$(13,714)	$47,565
Other comprehensive income, net of tax:
Amortization of loss on cash flow hedge	215	—	—	—	215
Foreign currency translation adjustment	137	—	137	(137)	137
Other comprehensive income (loss), net of tax	352	—	137	(137)	352
Comprehensive income	$47,917	$3,356	$10,495	$(13,851)	$47,917

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

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Nine Months Ended September 30, 2016
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$107,550	$12,408	$23,236	$(35,644)	$107,550
Other comprehensive income, net of tax:
Amortization of loss on cash flow hedge	646	—	—	—	646
Foreign currency translation adjustment	1,036	—	1,036	(1,036)	1,036
Other comprehensive income, net of tax	1,682	—	1,036	(1,036)	1,682
Comprehensive income	$109,232	$12,408	$24,272	$(36,680)	$109,232

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

Choice Hotels International, Inc.
Condensed Consolidating Balance Sheet
As of September 30, 2016
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$18,530	$589	$186,834	$—	$205,953
Receivables, net	117,373	1,635	10,564	(150)	129,422
Other current assets	8,712	33,814	3,868	(9,840)	36,554
Total current assets	144,615	36,038	201,266	(9,990)	371,929
Property and equipment, at cost, net	46,864	23,925	15,947	—	86,736
Goodwill	65,813	—	13,986	—	79,799
Franchise rights and other identifiable intangibles, net	4,027	—	7,516	—	11,543
Notes receivable, net of allowances	13,447	42,031	42,972	—	98,450
Investments, employee benefit plans, at fair value	—	16,414	—	—	16,414
Investment in affiliates	514,602	50,701	—	(565,303)	—
Advances to affiliates	8,991	123,089	9,863	(141,943)	—
Deferred income taxes	35,485	13,056	—	(1,539)	47,002
Other assets	15,285	66,306	52,838	(26)	134,403
Total assets	$849,129	$371,560	$344,388	$(718,801)	$846,276
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$21,041	$35,440	$4,032	$(150)	$60,363
Accrued expenses and other current liabilities	46,091	35,938	3,586	(9,735)	75,880
Deferred revenue	120,536	45	1,116	(105)	121,592
Current portion of long-term debt	—	—	660	—	660
Total current liabilities	187,668	71,423	9,394	(9,990)	258,495
Long-term debt	853,152	3,712	9,383	—	866,247
Deferred compensation and retirement plan obligations	—	20,880	10	—	20,890
Advances from affiliates	132,597	1,294	8,052	(141,943)	—
Other liabilities	13,154	14,981	11,516	(1,565)	38,086
Total liabilities	1,186,571	112,290	38,355	(153,498)	1,183,718
Total shareholders’ (deficit) equity	(337,442)	259,270	306,033	(565,303)	(337,442)
Total liabilities and shareholders’ deficit	$849,129	$371,560	$344,388	$(718,801)	$846,276

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

Choice Hotels International, Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2016
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$21,358	$43,956	$23,752	$(657)	$88,409
Cash Flows From Investing Activities
Investment in property and equipment	(12,579)	(4,749)	(256)	—	(17,584)
Proceeds from sales of assets	—	—	8,360	—	8,360
Acquisitions of real estate	—	—	(25,263)	—	(25,263)
Business acquisition, net of cash acquired	—	—	(1,341)	—	(1,341)
Contributions to equity method investments	—	(24,128)	(51)	—	(24,179)
Distributions from equity method investments	—	—	3,700	—	3,700
Purchases of investments, employee benefit plans	—	(1,430)	—	—	(1,430)
Proceeds from sales of investments, employee benefit plans	—	1,395	—	—	1,395
Issuance of mezzanine and other notes receivable	(5,306)	—	(14,975)	—	(20,281)
Collections of mezzanine and other notes receivable	11,040	—	—	—	11,040
Advances to and investment in affiliates	—	(25,902)	—	25,902	—
Divestment in affiliates	—	11,858	—	(11,858)	—
Other items, net	(382)	—	(40)		(422)
Net cash used by investing activities	(7,227)	(42,956)	(29,866)	14,044	(66,005)
Cash Flows from Financing Activities
Net borrowings pursuant to revolving credit facilities	53,000	—	(186)	—	52,814
Debt issuance costs	(284)	—	—	—	(284)
Principal payments on long-term debt	—	(430)	(406)	—	(836)
Purchases of treasury stock	(33,958)	—	—	—	(33,958)
Dividends paid	(34,690)	—	(657)	657	(34,690)
Proceeds from contributions from affiliates	—	—	25,902	(25,902)	—
Distributions to affiliates	—	—	(11,858)	11,858	—
Proceeds from exercise of stock options	6,802	—	—	—	6,802
Net cash provided (used) by financing activities	(9,130)	(430)	12,795	(13,387)	(10,152)
Net change in cash and cash equivalents	5,001	570	6,681	—	12,252
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	260	—	260
Cash and cash equivalents at beginning of period	13,529	19	179,893	—	193,441
Cash and cash equivalents at end of period	$18,530	$589	$186,834	$—	$205,953

Choice Hotels International, Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2015
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$67,695	$10,710	$25,910	$(657)	$103,658
Cash Flows From Investing Activities
Investment in property and equipment	(16,114)	(5,342)	(354)	—	(21,810)
Proceeds from sales of assets	93	4,661	1,593	—	6,347
Acquisitions of real estate		—	(8,767)	—	(8,767)
Business acquisition, net of cash acquired	—	—	(13,269)	—	(13,269)
Contributions to equity method investments	—	(2,771)	(1,040)	—	(3,811)
Distributions from equity method investments	—	—	270	—	270
Purchases of investments, employee benefit plans	—	(2,977)	—	—	(2,977)
Proceeds from sales of investments, employee benefit plans	—	2,920	—	—	2,920
Issuance of mezzanine and other notes receivable	(7,253)	—	(18,000)	—	(25,253)
Collections of mezzanine and other notes receivable	3,697	—	—	—	3,697
Advances to and investment in affiliates	—	(8,960)	—	8,960	—
Divestment in affiliates	—	2,122	—	(2,122)	—
Other items, net	(445)	—	—	—	(445)
Net cash used by investing activities	(20,022)	(10,347)	(39,567)	6,838	(63,098)
Cash Flows from Financing Activities
Net borrowings pursuant to revolving credit facilities	162,000	—	32	—	162,032
Proceeds from the issuance of long-term debt	0	176	—	—	176
Debt issuance costs	(2,169)	—	—	—	(2,169)
Principal payments on long-term debt	(129,375)	(537)	(282)	—	(130,194)
Proceeds from contributions from affiliates	—	—	8,960	(8,960)	—
Purchases of treasury stock	(56,450)	—	—	—	(56,450)
Dividends paid	(34,173)	—	(657)	657	(34,173)
Distributions to affiliates	—	—	(2,122)	2,122	—
Proceeds from exercise of stock options	6,381	—	—	—	6,381
Net cash provided (used) by financing activities	(53,786)	(361)	5,931	(6,181)	(54,397)
Net change in cash and cash equivalents	(6,113)	2	(7,726)	—	(13,837)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(1,781)	—	(1,781)
Cash and cash equivalents at beginning of period	25,290	25	189,564	—	214,879
Cash and cash equivalents at end of period	$19,177	$27	$180,057	$—	$199,261

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
The Company evaluates its segments based primarily on the results of the segment without allocating corporate expenses, income taxes or indirect general and administrative expenses, which are included in the Corporate and Other column. Corporate and Other Revenues include rental income related to an office building owned by the Company, as well as revenues from a recently acquired company, which provides technological services for vacation rental management companies. Equity in earnings or losses from hotel franchising related joint ventures is allocated to the Company's franchising segment. As described in Note 4, certain interest expenses related to the Company's marketing and reservation activities are allocated to the franchising segment. The Company does not allocate the remaining interest expense, interest income, other gains and losses or income taxes to its segments.
The following table presents the financial information for the Company's segments:

	Three Months Ended September 30, 2016				Three Months Ended September 30, 2015
(In thousands)	Franchising	SkyTouch Technology	Corporate & Other	Consolidated	Franchising	SkyTouch Technology	Corporate & Other	Consolidated

Revenues	$265,152	$526	$1,899	$267,577	$240,067	$313	$1,146	$241,526
Operating income (loss)	$95,760	$(3,594)	$(13,548)	$78,618	$87,011	$(4,339)	$(8,869)	$73,803
Income (loss) before income taxes	$97,482	$(3,594)	$(23,688)	$70,200	$87,340	$(4,339)	$(20,733)	$62,268

	Nine Months Ended September 30, 2016				Nine Months Ended September 30, 2015
(In thousands)	Franchising	SkyTouch Technology	Corporate & Other	Consolidated	Franchising	SkyTouch Technology	Corporate & Other	Consolidated

Revenues	$709,924	$1,395	$5,127	$716,446	$646,454	$806	$1,667	$648,927
Operating income (loss)	$237,926	$(12,669)	$(38,824)	$186,433	$221,041	$(14,228)	$(28,689)	$178,124
Income (loss) before income taxes	$238,212	$(12,669)	$(69,355)	$156,188	$219,934	$(14,228)	$(59,525)	$146,181

17.	Commitments and Contingencies
The Company is not a party to any litigation other than litigation in the ordinary course of business. The Company's management and legal counsel do not expect that the ultimate outcome of any of its currently ongoing legal proceedings, individually or collectively, will have a material adverse effect on the Company's financial position, results of operations or cash flows.

Contingencies
On October 9, 2012, the Company entered into a limited payment guaranty with regards to a VIE's $18.0 million bank loan for the construction of a hotel franchised under one of the Company's brands in the United States. Under the terms of the limited guaranty, the Company agreed to guarantee 25% of the outstanding principal balance for a maximum exposure of $4.5 million and accrued unpaid interest, as well as any unpaid expenses incurred by the lender. The limited guaranty shall remain in effect until the maximum amount guaranteed by the Company is paid in full. In addition to the limited guaranty, the Company entered into an environmental indemnity agreement, which indemnifies the lending institution from and against any damages relating to or arising out of possible environmental contamination issues with regards to the property.

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

On June 2, 2016, one of the Company’s VIEs obtained a $61.0 million term loan for purposes of refinancing a $46.2 million construction loan. In connection with the refinancing, the Company entered into three limited guarantees. Under the terms of the limited guarantees, the Company agreed to guarantee a maximum obligation of $3.3 million in the aggregate, in addition to a percentage of any operating expenses and capital expenditures not covered by operating revenues and unpaid expenses incurred. The limited guarantees will remain in effect until the loan is repaid in full or the VIE reaches a specified debt yield for two consecutive quarters under the loan covenants. The maturity date of the VIE's loan is June 2019.
The Company believes the likelihood of having to perform under the aforementioned limited payment guarantees was remote at September 30, 2016 and December 31, 2015.
Commitments
The Company has the following commitments outstanding at September 30, 2016:

•
The Company provides financing in the form of forgivable promissory notes or cash incentives to franchisees for property improvements, hotel development efforts and other purposes. At September 30, 2016, the Company had commitments to extend an additional $150.3 million for these purposes provided certain conditions are met by its franchisees, of which $83.7 million is expected to be advanced in the next twelve months.

•
The Company committed to make additional capital contributions totaling $24.1 million to existing joint ventures related to the construction of various hotels to be operated under the Company's Cambria hotel & suites brand. These commitments are expected to be funded in the next twelve months.

•
In November 2015, the Company provided financing to a development company to acquire and redevelop a historic office building into a Cambria hotel & suites hotel. The Company has committed to provide up to an aggregate of $49.1 million, if necessary, for acquisition of the property and property improvements. As of September 30, 2016, the Company advanced $21.1 million. The promissory notes mature on November 30, 2019, and bear interest at variable and fixed rates and are payable monthly.

•
In September 2016, the Company committed to provide financing to a development company to construct a Cambria hotel & suites hotel in the amount of $2.1 million. As of September 30, 2016, no amounts have been funded under the commitment. The promissory note matures on March 29, 2020, and bears interest at fixed rates and is payable monthly.

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

18. Transactions with Unconsolidated Joint Ventures

In March 2016, the Company entered into a promissory note with an individual who is a member of one of the Company's unconsolidated joint ventures. The Company advanced $4.0 million for the member to purchase the Company's interest in the unconsolidated joint venture for $2.4 million and fund the development of the property into a Cambria hotel & suites hotel. A deferred gain of $0.2 million will be recognized when the promissory note matures on March 1, 2019. The promissory note bears interest at a fixed rate and is payable monthly.
The Company signed a management fee arrangement for marketing services with a joint venture partner. For the three and nine months ended September 30, 2016, fees earned and payroll costs reimbursed under this arrangement totaled $0.4 million and $0.6 million, respectively.

19. Acquisitions

On August 11, 2015, the Company acquired 100% of the voting equity interest of Maxxton Holding B.V. (“MHB”) and its wholly owned subsidiaries, a Software as a Service ("SaaS") solution for vacation rental management companies. MHB provides central reservations systems, property management systems and integrated software applications including point-of-sale and is included in our Corporate and Other in our segment presentation found in Note 16. The total consideration was $23.6 million, which consisted of cash paid, net of cash acquired, of $13.3 million, deferred purchase price payable of $6.8 million, and liabilities assumed totaling $3.5 million. The deferred purchase price is payable over 5 years. In addition, the Company has a 5 year variable compensation arrangement with MHB's former owner, which is contingent on future minimum performance targets. As these amounts are contingent on achievement of certain targets and continued employment, no amounts were recorded for these future payments at the acquisition date. The transaction has been accounted for using the acquisition method of accounting and accordingly, assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The results of MHB have been consolidated with the Company since August 11, 2015.
The Company allocated the purchase price based upon a preliminary assessment of the fair value of the assets and liabilities assumed as of August 11, 2015. The Company completed its assessment of the MHB acquisition in the third quarter of 2016, identifying no adjustments to the fair value determination. As a result, the purchase price allocation is final as of the third quarter of 2016, with no adjustments made from the preliminary allocation.
Real Estate Acquisitions
In the first quarter of 2016, the Company completed three acquisitions of real estate as part of its program to incent franchise development in strategic markets for certain brands. The aggregate purchase price for these acquisitions was $25.8 million consisting of $25.6 million cash with an additional $0.2 million of current liabilities assumed. In addition, the Company incurred $0.5 million in acquisition related costs, which were expensed in the period. These acquisitions included:

•
On January 8, 2016 the Company acquired a parcel of land in Milwaukee, WI.  The land is currently being utilized as a parking lot and will be developed into a Cambria hotel & suites hotel by the Company or through a future joint venture.

•
On January 11, 2016, the Company acquired a parcel of land and an office building in Indianapolis, IN. Subsequent to the acquisition, the land and building were utilized as a parking lot and actively managed office building.  The properties were sold during the current quarter, reference "Real Estate Disposition" below.

•
On February 1, 2016, the Company acquired an actively managed office building and surrounding parking area in Houston, TX. The Company's plan for the building is to convert the property into a Cambria hotel & suites hotel either through development or as a part of a joint venture agreement.

The Company completed its assessment of the fair value of the assets acquired in the first quarter of 2016 and as a result the allocation is final.  The results of operations, assets and liabilities have been reflected within the Company's franchising segment. The fair value of the assets and liabilities and associated useful lives are as follows:

	Estimated Fair Value (in thousands)	Useful Lives
Land	$14,548	Not depreciated
Land Improvements	100	5 years
Building	10,499	30 years
Leasehold Value	(24)	Not depreciated
Lease in Place	327	Not depreciated
Leasing Commission	51	Not depreciated
Other Assets	303
Total Assets Acquired	25,804
Other Liabilities	(240)
Cash paid, net of cash acquired	$25,564
Real Estate Disposition
On September 21, 2016, the Company completed the sale of the parcel of land and office building in Indianapolis, IN, as part of a combined transaction for $6.7 million. As a result of this sale, the Company recognized a pre-tax gain of $0.4 million included in Gain on sale of assets, net in the consolidated statements of income. The gain recognized is net of transaction costs.

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

Overview
We are primarily a hotel franchisor with franchise agreements representing 6,419 hotels open and 745 hotels under construction, awaiting conversion or approved for development as of September 30, 2016, with 509,152 rooms and 61,417 rooms, respectively, in 50 states, the District of Columbia and over 40 countries and territories outside the United States. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Ascend Hotel Collection®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, and Cambria hotel & suites® (collectively, the "Choice brands").
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
As a result of our use of master franchising relationships and international market conditions, total revenues from international franchising operations comprised 6% of our total revenues for the nine months ended September 30, 2016, while representing approximately 18% of our franchise system hotels open as of September 30, 2016. Therefore, our description of the franchise system is primarily focused on the domestic operations.

Our Company generates revenues, income and cash flows primarily from initial, relicensing and continuing royalty fees attributable to our franchise agreements. Revenues are also generated from qualified vendor arrangements and other sources. The hotel industry is seasonal in nature. For most hotels, demand is lower from November through February than during the remainder of the year. Our principal source of revenues is franchise fees based on the gross room revenues of our franchised properties. The Company's franchise fee revenues reflect the industry's seasonality and historically have been lower in the first and fourth quarters than in the second or third quarters.
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
Historically, we have returned value to our shareholders through share repurchases and dividends. In 1998, our board of directors instituted a share repurchase program which has generated substantial value for our shareholders. Since the program's inception through September 30, 2016, we have repurchased 48.7 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.3 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 81.7 million shares at an average price of $15.37 per share. The Company purchased 0.6 million shares of common stock under the share repurchase program during the nine months ended September 30, 2016 at a total cost of $28.6 million. At September 30, 2016, we had approximately 1.1 million shares remaining under the current share repurchase authorization. We currently believe that our cash flows from operations will support our ability to complete the current repurchase authorization. Upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
The Company commenced paying quarterly dividends in 2004 and in 2012 the Company elected to pay a special cash dividend totaling approximately $600 million. The Company currently maintains the payment of a quarterly dividend on its common shares outstanding; however, the declaration of future dividends is subject to the discretion of the board of directors. During the fourth quarter of 2015, the Company's board of directors announced a 5% increase to the quarterly cash dividend rate to $0.205 per common share outstanding. The projected annual dividend in 2016 is $0.82 per common share outstanding. During the nine months ended September 30, 2016, we paid cash dividends totaling approximately $34.7 million. We expect to continue to pay dividends in the future, subject to declaration by our board of directors as well as future business performance, economic conditions, changes in income tax regulations and other factors including limitations in the Company's credit facility. Based on the present dividend rate and outstanding share count, we expect that aggregate annual regular dividends for 2016 would be approximately $46.2 million.
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

In March 2013, the Company announced the launch of SkyTouch Technology ("SkyTouch"), a new division of the Company that develops and markets cloud-based technology products for the hotel industry. Since inception, the Company has made significant investments in the division, including investments in product development and sales efforts to expand its customer base. As a result, the division has incurred costs in excess of revenues in each year of its existence and is projected to continue to incur costs in excess of revenues through the year ended December 31, 2016. For the nine months ended September 30, 2016, the division had an operating loss of approximately $12.7 million. At this time, the Company believes that its operation of the SkyTouch division beginning in 2017 will not require the same pace of investment as compared to past periods, and as a result, the Company expects that revenues generated by the SkyTouch division will approximate its selling, general and administration expenses for the year ended December 31, 2017.

As with many new technology businesses, the Company from time to time evaluates strategic alternatives with respect to the SkyTouch division. However, no transaction is imminent and there can be no assurance that future evaluation of strategic alternatives, if any, would result in a transaction.

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
Hotel Franchising Revenues: The Company utilizes hotel franchising revenues, which exclude revenues from marketing and reservation system activities, the SkyTouch Technology division, a recently acquired operation that provides software as a service solutions to vacation rental management companies, and revenue generated from the ownership of an office building that is leased to a third-party, rather than total revenues when analyzing the performance of the business. Marketing and reservation activities are excluded from hotel franchising revenues since the Company is contractually required by its franchise agreements to use the fees collected for marketing and reservation activities; as such, no income or loss to the Company is generated. Cumulative marketing and reservation system fees not expended are recorded as a liability in the Company’s financial statements and are carried over to the next year and expended in accordance with the franchise agreements. Cumulative marketing and reservation expenditures incurred in excess of fees collected for marketing and reservation activities are deferred and recorded as an asset in the Company’s financial statements and recovered in future periods. SkyTouch is a division of the Company that develops and markets cloud-based technology products, including inventory management, pricing and connectivity to third party channels, to hoteliers not under franchise agreements with the Company. SkyTouch and our vacation rental technology solutions provider operations are excluded from hotel franchising revenues since those operations do not reflect the Company's core hotel franchising business but represent adjacent, complementary lines of business. This non-GAAP measure is a commonly used measure of performance in our industry and facilitates comparisons between the Company and its competitors.
Calculation of Hotel Franchising Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands)
	2016	2015	2016	2015

Total Revenues	$267,577	$241,526	$716,446	$648,927
Adjustments:
Marketing and reservation system revenues	(152,018)	(134,463)	(412,193)	(366,298)
Non-hotel franchising activities	(2,424)	(1,459)	(6,521)	(2,473)
Hotel Franchising Revenues	$113,135	$105,604	$297,732	$280,156

Operations Review
Comparison of Operating Results for the Three-Month Periods Ended September 30, 2016 and 2015

Summarized financial results for the three months ended September 30, 2016 and 2015 are as follows:

(in thousands)	2016	2015
REVENUES:
Royalty fees	$96,114	$89,929
Initial franchise and relicensing fees	6,284	6,170
Procurement services	7,615	6,271
Marketing and reservation system	152,018	134,463
Other	5,546	4,693
Total revenues	267,577	241,526
OPERATING EXPENSES:
Selling, general and administrative	34,357	30,152
Depreciation and amortization	2,986	3,108
Marketing and reservation system	152,018	134,463
Total operating expenses	189,361	167,723
Gain on sale of assets, net	402	—
Operating income	78,618	73,803
OTHER INCOME AND EXPENSES, NET:
Interest expense	11,150	10,821
Interest income	(836)	(359)
Other (gains) losses	(746)	1,402
Equity in net income of affiliates	(1,150)	(329)
Total other income and expenses, net	8,418	11,535
Income before income taxes	70,200	62,268
Income taxes	22,635	20,849
Net income	$47,565	$41,419

Results of Operations
The Company recorded income before income taxes of $70.2 million for the three month period ended September 30, 2016, a $7.9 million, or 13% increase from the same period of the prior year. The increase in income before income taxes primarily reflects a $4.8 million increase in operating income, a $0.5 million increase in interest income, an increase of $2.1 million in other gains and losses, and a $0.8 million increase in equity in income of affiliates, partially offset by a $0.3 million increase in interest expense.
Operating income increased $4.8 million primarily due to a $7.5 million or 7% increase in the Company's hotel franchising revenues, a $0.4 million gain on sale of assets, and an increase of $1.0 million in non-hotel franchising revenues, offset by a $4.2 million or 14% increase in selling, general, and administrative expenses. The key drivers of these fluctuations are described in more detail below.
Hotel Franchising Revenues
Hotel franchising revenues were $113.1 million for the three months ended September 30, 2016 compared to $105.6 million for the three months ended September 30, 2015, an increase of $7.5 million or 7%. The increase in hotel franchising revenues is primarily due to a $6.2 million or 7% increase in royalty revenues and a $1.3 million or 21% increase in procurement services revenues.
Royalty Fees
Domestic royalty fees for the three months ended September 30, 2016 increased $6.0 million to $90.7 million, an increase of 7% compared to the three months ended September 30, 2015. The increase in royalties is primarily attributable to a 4.5% increase in RevPAR and an increase in the effective royalty rate. System-wide RevPAR increased due to a 3.4% increase in average daily rates, accompanied by a 70 basis point increase in occupancy rates. The Company's effective royalty rate for the domestic hotel system increased from 4.27% for the three months ended September 30, 2015 to 4.39% for the three months ended September 30, 2016. The increase in the effective royalty rate is attributable to improved royalty rate pricing on recently executed domestic franchise agreements as well as annual contractual royalty rate increases contained in existing franchise agreements.
A summary of the Company's domestic franchised hotels operating information is as follows:

	For the Three Months Ended September 30, 2016*			For the Three Months Ended September 30, 2015*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$100.02	73.4%	$73.41	$96.35	73.2%	$70.54	3.8%	20	bps	4.1%
Comfort Suites	100.95	74.6%	75.35	98.06	73.2%	71.79	2.9%	140	bps	5.0%
Sleep	86.59	70.6%	61.15	84.44	69.1%	58.31	2.5%	150	bps	4.9%
Quality	84.31	66.4%	55.96	80.80	65.3%	52.79	4.3%	110	bps	6.0%
Clarion	88.98	66.4%	59.08	85.46	63.9%	54.61	4.1%	250	bps	8.2%
Econo Lodge	67.44	60.9%	41.08	65.32	60.1%	39.27	3.2%	80	bps	4.6%
Rodeway	69.72	62.3%	43.45	66.00	63.7%	42.02	5.6%	(140)	bps	3.4%
MainStay	79.91	71.5%	57.13	81.26	71.8%	58.36	(1.7)%	(30)	bps	(2.1)%
Suburban	51.09	78.2%	39.96	48.77	78.1%	38.09	4.8%	10	bps	4.9%
Ascend Hotel Collection	138.97	63.0%	87.50	134.88	60.1%	81.07	3.0%	290	bps	7.9%
Total	$88.27	68.4%	$60.39	$85.38	67.7%	$57.80	3.4%	70	bps	4.5%
___________________
*Operating statistics exclude Cambria hotel & suites since the operating statistics are not representative of a stabilized brand which the Company defines as having at least 25 units open and operating for a twelve month period.
The number of domestic rooms on-line increased by 0.3% to 398,207 as of September 30, 2016, from 396,932 as of September 30, 2015. The total number of domestic hotels on-line increased by 0.9% to 5,275 as of September 30, 2016, from

5,226 as of September 30, 2015. Our unit growth has outpaced the growth in our rooms primarily due to the Company's multi-year strategy to rejuvenate the Comfort family of brands by terminating or repositioning under-performing hotels that no longer meet the Comfort brand standards. Hotels terminated from the Comfort brand family may be repositioned to a more suitable brand within the Company's family of brands or exit our franchise system. As a result of this strategy our unit growth has been driven primarily by brands with lower average room counts than the Comfort family of brands. A summary of domestic hotels and rooms on-line at September 30, 2016 and 2015 by brand is as follows:

	September 30, 2016		September 30, 2015		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	%	%
Comfort Inn	1,126	87,346	1,188	92,029	(62)	(4,683)	(5.2)%	(5.1)%
Comfort Suites	565	43,610	574	44,311	(9)	(701)	(1.6)%	(1.6)%
Sleep	378	27,035	374	26,913	4	122	1.1%	0.5%
Quality	1,407	111,564	1,325	105,950	82	5,614	6.2%	5.3%
Clarion	164	22,456	176	24,626	(12)	(2,170)	(6.8)%	(8.8)%
Econo Lodge	853	52,773	854	52,963	(1)	(190)	(0.1)%	(0.4)%
Rodeway	526	30,058	488	27,095	38	2,963	7.8%	10.9%
MainStay	54	4,020	48	3,656	6	364	12.5%	10.0%
Suburban	58	6,471	63	7,065	(5)	(594)	(7.9)%	(8.4)%
Ascend Hotel Collection	119	9,761	112	9,407	7	354	6.3%	3.8%
Cambria hotel & suites	25	3,113	24	2,917	1	196	4.2%	6.7%
Total Domestic Franchises	5,275	398,207	5,226	396,932	49	1,275	0.9%	0.3%

Domestic hotels open and operating increased by 2 during the three months ended September 30, 2016, compared to a decrease of 4 domestic hotels open and operating during the three months ended September 30, 2015. Gross domestic franchise additions decreased from 68 for the three months ended September 30, 2015 to 49 for the same period of 2016. New construction hotels represented 10 of the gross domestic additions during both the three months ended September 30, 2016 and 2015. Gross domestic additions for conversion hotels during the three months ended September 30, 2016 decreased by 19 units to 39 from 58 for the three months ended September 30, 2015. The timing of conversion hotel openings are impacted by various factors including the complexity of the property improvement plans required to be completed prior to opening but typically open within three to four months after the execution of a franchise agreement.

Net domestic terminations decreased from 72 in the three months ended September 30, 2015 to 47 for the three months ended September 30, 2016.
International royalties increased $0.2 million or 3.8% from $5.3 million for the three months ended September 30, 2015 to $5.5 million for the three months ended September 30, 2016, primarily due to a 3.3% increase in the number of rooms available. International rooms increased by 3,520 from 107,425 as of September 30, 2015 to 110,945 as of September 30, 2016, and the total number of international hotels decreased by 9 from 1,153 as of September 30, 2015 to 1,144 as of September 30, 2016. International rooms grew 3.3% despite a decline in the number of hotels open and operating primarily due to a focus on new entrants with higher per unit room counts than currently in the Company's international system.
Initial Franchise and Relicensing Fees
Domestic initial franchise fee revenue, included in the initial franchise and relicensing fees caption on the Company's statements of income, generated from executed franchise agreements decreased $0.1 million to $2.8 million for the three months ended September 30, 2016 from $2.9 million for the three months ended September 30, 2015. Domestic initial fee revenue decreased approximately 5% despite a 25% increase in executed franchise agreements primarily due to increased incentives provided in the current quarter when compared to the three months ended September 30, 2015, and a decrease in the amount of deferred revenue recognized in the third quarter of 2016 related to franchise agreements executed in prior periods compared to the same period of the prior year. Executed franchise agreements increased from 129 franchise agreements, representing 9,454 rooms, executed in the third quarter of 2015 to 161 franchise agreements, representing 11,600 rooms executed in the third quarter of 2016. Revenues associated with agreements including incentives are deferred and recognized when the incentive criteria are met or the agreement is terminated, whichever comes first.

During the third quarter of 2016, 43 of the executed agreements were for new construction hotel franchises representing 3,003 rooms compared to 38 contracts representing 2,589 rooms for the three months ended September 30, 2015. Conversion hotel executed franchise agreements totaled 118 representing 8,597 rooms for the three months ended September 30, 2016 compared to 91 agreements representing 6,865 rooms for the same period a year ago.
A summary of executed domestic franchise agreements by brand for the three months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	8	12	20	4	8	12	100%	50%	67%
Comfort Suites	9	—	9	5	1	6	80%	(100)%	50%
Sleep	12	1	13	10	—	10	20%	NM	30%
Quality	—	45	45	—	39	39	NM	15%	15%
Clarion	—	6	6	—	1	1	NM	500%	500%
Econo Lodge	—	12	12	—	11	11	NM	9%	9%
Rodeway	—	33	33	—	22	22	NM	50%	50%
MainStay	9	—	9	10	—	10	(10)%	NM	(10)%
Suburban	—	—	—	—	1	1	NM	(100)%	(100)%
Ascend Hotel Collection	—	9	9	2	6	8	(100)%	50%	13%
Cambria hotel & suites	5	—	5	7	2	9	(29)%	(100)%	(44)%
Total Domestic System	43	118	161	38	91	129	13%	30%	25%
Relicensing fees include fees charged to the new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system as well as fees required to renew expiring franchise contracts. Domestic relicensing contracts decreased 4% from 109 for the three months ended September 30, 2015 to 105 for the three months ended September 30, 2016. Renewals of expired contracts decreased by 1 from 10 for the three months ended September 30, 2015 to 9 during the current period. Domestic relicensing and renewal revenues increased 9% from $3.1 million in the third quarter of 2015 to $3.4 million in the third quarter of 2016, due to an increase in the average fees per deal, partially offset by a 4% decrease in the number of relicensing and renewal contracts signed in the current year.
As of September 30, 2016, the Company had 649 franchised hotels with 50,953 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 540 hotels and 41,776 rooms at September 30, 2015. The number of new construction franchised hotels in the Company's domestic pipeline increased 25% to 422 at September 30, 2016 from 337 at September 30, 2015. The growth in the number of new construction hotels in the domestic pipeline reflects the 9% and 79% increase in new construction franchise agreements executed in 2015 and 2014, respectively, as well as the 10% increase in agreements executed year to date in 2016. New construction hotels typically average 18 to 36 months to open after the franchise agreement is executed. The number of conversion franchised hotels in the Company's domestic pipeline increased by 24 hotels or 12% from 203 hotels at September 30, 2015 to 227 hotels at September 30, 2016. The increase in the number of conversion franchise hotels in the domestic pipeline primarily reflects a 30% increase in conversion franchise agreements sold in the three months ended September 30, 2016, as conversion hotels typically open three to four months after the execution of a franchise agreement. The Company had an additional 96 franchised hotels with 10,464 rooms under construction, awaiting conversion or approved for development in its international system as of September 30, 2016 compared to 98 hotels and 10,108 rooms at September 30, 2015. While the Company's hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.

A summary of the domestic franchised hotels pipeline, which includes hotels under construction, awaiting conversion and approved for development, at September 30, 2016 and 2015 by brand is as follows:

							Variance
	September 30, 2016			September 30, 2015			Conversion		New Construction		Total
	Conversion	New Construction	Total	Conversion	New Construction	Total	Units	%	Units	%	Units	%
Comfort Inn	39	83	122	39	63	102	—	—%	20	32%	20	20%
Comfort Suites	3	97	100	1	75	76	2	200%	22	29%	24	32%
Sleep	1	89	90	—	72	72	1	NM	17	24%	18	25%
Quality	57	3	60	56	5	61	1	2%	(2)	(40)%	(1)	(2)%
Clarion	11	5	16	9	2	11	2	22%	3	150%	5	45%
Econo Lodge	28	3	31	26	4	30	2	8%	(1)	(25)%	1	3%
Rodeway	45	1	46	44	2	46	1	2%	(1)	(50)%	—	—%
MainStay	—	66	66	1	54	55	(1)	(100)%	12	22%	11	20%
Suburban	5	6	11	4	10	14	1	25%	(4)	(40)%	(3)	(21)%
Ascend Hotel Collection	33	17	50	21	18	39	12	57%	(1)	(6)%	11	28%
Cambria hotel & suites	5	52	57	2	32	34	3	150%	20	63%	23	68%
	227	422	649	203	337	540	24	12%	85	25%	109	20%

Procurement Services: Revenues increased $1.3 million or 21% from $6.3 million for the three months ended September 30, 2015 to $7.6 million for the three months ended September 30, 2016. The increase in revenues primarily reflects the implementation of new brand programs as well as an increase in the volume of business transacted with existing and new qualified vendors and strategic alliance partners.
Other Income: Revenue increased $0.9 million from the three months ended September 30, 2015 to $5.5 million for the three months ended September 30, 2016. The increase in other income is primarily due to a $0.7 million increase in revenues related to the August 2015 acquisition of a technology solutions provider to vacation rental management companies, as well as a $0.2 million increase in support and consulting fees earned by our SkyTouch operations.
Selling, General and Administrative Expenses: The cost to operate the business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $34.4 million for the three months ended September 30, 2016, which increased $4.2 million from the three months ended September 30, 2015.
SG&A expenses for the three months ended September 30, 2016 and 2015 include approximately $6.7 million and $5.7 million, respectively, related to the Company's SkyTouch and vacation rental divisions, and expenses related to operations of an office building leased to a third party. Excluding SG&A expenses for non-hotel franchising divisions, SG&A for the three months ended September 30, 2016 increased $3.2 million or 13% to $27.6 million in the current year primarily due to increased costs related to increases in franchise support activities and a $2.0 million increase mark-to-market expense related to changes in the fair value of investments held in the Company's deferred compensation plans incurred during the three months ended September 30, 2016 over the same period of the prior year.
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

Total marketing and reservation system revenues increased 13% from $134.5 million for the three months ended September 30, 2015 to $152.0 million for the three months ended September 30, 2016. The increase in revenues was primarily due to recognition of improved system fees resulting from RevPAR increases, increases in reservation delivery commissions and increasing revenues from the Choice Privileges loyalty program resulting from the growth in program membership, and increases in the average daily rate. Marketing and reservation system revenues for the three months ended September 30, 2015 were impacted by the deferral of $8.4 million of revenues. No revenues were deferred in the third quarter of 2016.
At September 30, 2016, cumulative marketing and reservation system expenses exceeded fees billed by $15.3 million, compared to cumulative marketing and reservation system fees billed exceeding expenses by $30.7 million as of December 31, 2015. The deficit and excess are reflected as an other long-term asset and liability, respectively in the accompanying consolidated balance sheets.
Gain on sale of assets, net: The Company purchases real estate as part of its program to incent franchise development in strategic markets or to pursue hotel development through joint ventures. For the three months ended September 30, 2016, the Company sold properties to franchise developers for a net gain of $0.4 million, pursuant to this program.
Other Gains (losses): Other gains (losses) increased $2.1 million from a loss of $1.4 million for the three months ended September 30, 2015 to gain of $0.7 million in the same period of the current year, primarily due to an increase in gains due to the fluctuations in the fair value of investments held in the Company's non-qualified employee benefit plans of $1.8 million, and a $0.3 million loss related to the Company's refinancing of its revolving credit facility which was recognized in 2015.
Equity in Net (Income) Loss of Affiliates: The Company recorded income of $1.2 million from its unconsolidated joint ventures for the three months ended September 30, 2016, compared to income of $0.3 million for the three months ended September 30, 2015. The $0.8 million increase in income is primarily attributable to the results of operations during the ramp up period of operations for several recently opened or acquired hotel projects owned by unconsolidated joint ventures. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria hotels & suites in strategic markets.
Income Taxes: The effective income tax rates for continuing operations were 32.2% and 33.5% for the three months ended September 30, 2016 and 2015, respectively. The effective income tax rates for continuing operations for the three months ended September 30, 2016 and 2015 were lower than the U.S. federal income tax rate of 35% due to the impact of foreign operations, partially offset by state income taxes. The effective income tax rate for the three months ended September 30, 2016 was also impacted by the adoption of ASU 2016-09, which requires that excess tax benefits and deficiencies be recorded as tax expense or benefit in the income statement. The adoption resulted in a $0.7 million tax benefit for the three months ended September 30, 2016.

Operations Review
Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2016 and 2015

Summarized financial results for the nine months ended September 30, 2016 and 2015 are as follows:

(in thousands)	2016	2015
REVENUES:
Royalty fees	$247,168	$233,543
Initial franchise and relicensing fees	17,146	17,703
Procurement services	23,719	19,667
Marketing and reservation system	412,193	366,298
Other	16,220	11,716
Total revenues	716,446	648,927
OPERATING EXPENSES:
Selling, general and administrative	109,515	95,712
Depreciation and amortization	8,707	8,793
Marketing and reservation system	412,193	366,298
Total operating expenses	530,415	470,803
Gain on sale of assets, net	402	—
Operating income	186,433	178,124
OTHER INCOME AND EXPENSES, NET:
Interest expense	33,466	32,057
Interest income	(2,502)	(982)
Other gains	(1,005)	(239)
Equity in net losses of affiliates	286	1,107
Total other income and expenses, net	30,245	31,943
Income before income taxes	156,188	146,181
Income taxes	48,638	47,355
Net income	$107,550	$98,826

Results of Operations
The Company recorded income before income taxes of $156.2 million for the nine month period ended September 30, 2016, a $10.0 million, or 7% increase from the same period of the prior year. The increase in income before income taxes primarily reflects a $8.3 million increase in operating income, as well as a $0.8 million increase in other gains, a $1.5 million increase in interest income, and an decrease in net loss of affiliates of $0.8 million, partially offset by a $1.4 million increase in interest expense.
Operating income increased $8.3 million as the Company's hotel franchising revenues increased by $17.6 million or 6% partially offset by increased SG&A expenses of $13.8 million or 14%. The key drivers of these fluctuations are described in more detail below.

Hotel Franchising Revenues
Hotel franchising revenues were $297.7 million for the nine months ended September 30, 2016 compared to $280.2 million for the nine months ended September 30, 2015, a 6% increase. The increase in hotel franchising revenues is primarily due to a $13.6 million or 6% increase in royalty revenues and a $4.1 million or 21% increase in procurement services revenues, partially offset by a $0.6 million or 3% decrease in initial franchising and relicensing revenues.

Royalty Fees
Domestic royalty fees for the nine months ended September 30, 2016 increased $14.0 million to $232.3 million, a 6% increase compared to the nine months ended September 30, 2015. The increase in royalties is attributable to a 3.4% increase in RevPAR and an increase in the effective royalty rate. System-wide RevPAR increased due to a 3% increase in average daily rates accompanied by a 20 basis point increase in occupancy rates. The effective royalty rate increased to 4.39% for the nine months ended September 30, 2016, compared to 4.28% for the prior year period. The increase in the effective royalty rate is attributable to improved royalty rate pricing on recently executed domestic franchise agreements as well as annual contractual royalty rate increases contained in existing franchise agreements.
A summary of the Company's domestic franchised hotels operating information is as follows:

	For the Nine Months Ended September 30, 2016*			For the Nine Months Ended September 30, 2015*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$93.78	67.2%	$63.00	$90.65	66.8%	$60.52	3.5%	40	bps	4.1%
Comfort Suites	97.44	70.8%	69.01	94.83	69.9%	66.25	2.8%	90	bps	4.2%
Sleep	83.09	66.4%	55.14	81.34	65.7%	53.45	2.2%	70	bps	3.2%
Quality	78.97	60.8%	48.00	76.02	60.2%	45.75	3.9%	60	bps	4.9%
Clarion	83.67	59.7%	49.95	80.93	58.9%	47.68	3.4%	80	bps	4.8%
Econo Lodge	62.33	55.3%	34.47	60.44	55.1%	33.30	3.1%	20	bps	3.5%
Rodeway	64.14	57.3%	36.74	60.56	58.5%	35.44	5.9%	(120)	bps	3.7%
MainStay	77.34	66.2%	51.18	78.03	69.7%	54.35	(0.9)%	(350)	bps	(5.8)%
Suburban	50.15	76.0%	38.11	47.75	77.0%	36.78	5.0%	(100)	bps	3.6%
Ascend Hotel Collection	130.34	59.0%	76.95	127.38	59.9%	76.34	2.3%	(90)	bps	0.8%
Total	$83.22	63.1%	$52.50	$80.77	62.9%	$50.79	3.0%	20	bps	3.4%
___________________
*Operating statistics exclude Cambria hotel & suites since the operating statistics are not representative of a stabilized brand which the Company defines as having at least 25 units open and operating for a twelve month period.
Domestic hotels open and operating decreased by 1 hotel during the nine months ended September 30, 2016 compared to an increase of 5 domestic hotels open and operating during the nine months ended September 30, 2015. Gross domestic franchise additions decreased from 198 for the nine months ended September 30, 2015 to 180 for the same period of 2016. New construction hotels represented 33 of the gross domestic additions during the nine months ended September 30, 2016 as compared to 43 new construction hotel openings in the same period of the prior year. The decrease in new construction openings reflects the variability in timings of hotel openings from period to period. New construction hotels typically average 18 to 36 months to open after the franchise agreement is executed. Gross domestic additions for conversion hotels during the nine months ended September 30, 2016 decreased by 8 units to 147 from 155 for the nine months ended September 30, 2015. The timing of conversion hotel openings are impacted by various factors including the complexity of the property improvement plans required to be completed prior to opening but typically open within three to four months after the execution of the franchise agreement.
Net domestic franchise terminations decreased from 193 in the nine months ended September 30, 2015 to 181 for the nine months ended September 30, 2016.
International royalties declined by $0.4 million or 3% from the nine months ended September 30, 2015 to $14.9 million for the same period of 2016. International rooms open and operating increased 3% to 110,945 as of September 30, 2016 from 107,425 as of September 30, 2015. Despite the increase in international rooms available, royalties declined as a result of unfavorable foreign currency fluctuations and RevPAR performance in the countries in which we operate. The total number of international hotels decreased 0.8% from 1,153 as of September 30, 2015 to 1,144 as of September 30, 2016.
Initial Franchise and Relicensing Fees
Domestic initial fee revenue, included in the initial franchise and relicensing fees caption on the Company's statements of income, generated from executed franchise agreements decreased $1.3 million to $8.2 million for the nine months ended September 30, 2016 from $9.4 million for the nine months ended September 30, 2015. Domestic initial fee revenue decreased approximately 13% despite a 3% increase in executed franchise agreements primarily due to a decrease in the amount of deferred revenue recognized in the first nine months of 2016 related to franchise agreements executed in prior periods and an increase in franchise incentives in the first nine months of 2016 compared to the same period in 2015. Executed franchise agreements increased from 367 franchise agreements, representing 27,585 rooms, executed in the nine months ended

September 30, 2015, to 378 franchise agreements, representing 29,976 rooms executed in the nine months ended September 30, 2016. Revenues associated with agreements including incentives are deferred and recognized when the incentive criteria are met or the agreement is terminated, whichever comes first.
During the nine months ended September 30, 2016, 100 of the executed agreements were for new construction hotel franchises representing 8,041 rooms, compared to 91 contracts representing 6,771 rooms for the nine months ended September 30, 2015. Conversion hotel executed franchise agreements totaled 278 representing 21,935 rooms for the nine months ended September 30, 2016 compared to 276 agreements representing 20,814 rooms for the same period a year ago.
A summary of executed domestic franchise agreements by brand for the nine months ended September 30, 2016 and 2015 is as follows:

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	20	26	46	17	28	45	18%	(7)%	2%
Comfort Suites	17	1	18	18	3	21	(6)%	(67)%	(14)%
Sleep	26	1	27	19	—	19	37%	NM	42%
Quality	—	118	118	3	114	117	(100)%	4%	1%
Clarion	3	15	18	—	7	7	NM	114%	157%
Econo Lodge	1	41	42	—	39	39	NM	5%	8%
Rodeway	—	60	60	—	57	57	NM	5%	5%
MainStay	15	—	15	16	—	16	(6)%	NM	(6)%
Suburban	—	1	1	1	4	5	(100)%	(75)%	(80)%
Ascend Hotel Collection	2	15	17	3	22	25	(33)%	(32)%	(32)%
Cambria hotel & suites	16	—	16	14	2	16	14%	(100)%	0%
Total Domestic System	100	278	378	91	276	367	10%	1%	3%
Relicensing fees include fees charged to the new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system as well as fees required to renew expiring franchise contracts. Domestic relicensing contracts increased 7% from 283 for the nine months ended September 30, 2015 to 304 for the nine months ended September 30, 2016. Renewals of expired contracts increased 14% from 21 for the nine months ended September 30, 2015 to 24 in the current period. As a result of the increase in relicensing and renewal contracts, domestic relicensing and renewal revenues increased $0.9 million or 11% from $7.7 million for the nine months ended September 30, 2015 to $8.6 million for the nine months ended September 30, 2016.

Procurement Services: Revenues increased $4.1 million or 21% from $19.7 million for the nine months ended September 30, 2015 to $23.7 million for the nine months ended September 30, 2016. The increase in revenues primarily reflects the implementation of new programs as well as an increased volume of business transacted with qualified vendors and strategic alliance partners.

Other Income: Revenue increased $4.5 million from the nine months ended September 30, 2015 to $16.2 million for the nine months ended September 30, 2016. The increase in other income is primarily due to $0.6 million increase in support and consulting fees earned by the Company's SkyTouch division, and $3.5 million in revenues related to the Company's technology solutions provider to vacation rental management companies acquired in August 2015.
Selling, General and Administrative Expenses: The cost to operate the business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $109.5 million for the nine months ended September 30, 2016, an increase of $13.8 million or 14% from the nine months ended September 30, 2015.
SG&A expenses for the nine months ended September 30, 2016 and 2015 include approximately $20.4 million and $16.1 million, respectively, related to the Company's SkyTouch and vacation rental divisions, and expenses related to operations of an office building leased to a third party. Excluding the SG&A expenses for non-hotel franchising divisions, SG&A for the nine months ended September 30, 2016 increased $9.5 million or 12% to $89.1 million in the current year primarily due to a $2.6 million increase in employee termination benefits, a $2.4 million increase in expenses related to the fluctuation of the fair market value of investments held in the Company's non-qualified deferred compensation plans, as well as increased costs related to franchise support activities.
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
Total marketing and reservation system revenues increased 13% from $366.3 million for the nine months ended September 30, 2015 to $412.2 million for the nine months ended September 30, 2016. Marketing and reservation system revenues reflect the recognition of $30.7 million of previously deferred revenues in 2016 compared to $0.2 million in the prior year. The increase in the recognition of these revenues was primarily due to a change in the Company's expiration policy for the Choice Privileges membership program. In addition, revenues increased due to improved system fees resulting from RevPAR increases and increasing revenues from the Choice Privileges loyalty program, resulting from the growth in program membership and increase in average daily rate.
At September 30, 2016, cumulative marketing and reservation system expenses exceeded fees billed by $15.3 million, compared to cumulative marketing and reservation system fees billed exceeding expenses by $30.7 million, as of December 31, 2015. The deficit and excess are reflected as an other long-term asset and liability, respectively, in the accompanying consolidated balance sheets.
Gain on sale of assets, net: The Company purchases real estate as part of its program to incent franchise development in strategic markets or to pursue hotel development through joint ventures. For the nine months ended September 30, 2016, the Company sold properties to franchise developers for a net gain of $0.4 million pursuant to this program.
Other Gains: Other gains increased from a gain of $0.2 million for the nine months ended September 30, 2015 to a gain of $1.0 million for same period of the current year, primarily due to $2.1 million of gains resulting from fluctuations in the fair value of investments held in the Company's non-qualified employee benefit plans, partially offset by a nonrecurring $1.5 million gain from the sale of the Company's interest in an unconsolidated joint venture recognized in 2015.
Equity in Net (Income) Loss of Affiliates: The Company recorded a loss of $0.3 million from its unconsolidated joint ventures for the nine months ended September 30, 2016, compared to a loss of $1.1 million for the nine months ended September 30, 2015. The losses are primarily attributable to the results of operations during the ramp up period of operations for several recently opened or acquired hotel projects owned by unconsolidated joint ventures. These investments primarily relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria hotels & suites in strategic markets.

Income Taxes: The effective income tax rates for income from continuing operations were 31.1% and 32.4% for the nine months ended September 30, 2016 and 2015, respectively. The effective income tax rates for continuing operations for the nine months ended September 30, 2016 and 2015 were lower than the U.S. federal income tax rate of 35% due to the impact of foreign operations, partially offset by state income taxes. The effective income tax rates for the nine months ended September 30, 2016 was also impacted by the adoption of ASU 2016-09, which requires that excess tax benefits and deficiencies be recorded as tax expense or benefit in the income statement. The adoption resulted in a $2.1 million tax benefit for the nine months ended September 30, 2016. The effective income tax rate for the nine months ended September 30, 2015 was further reduced by the settlement of unrecognized tax positions.

Liquidity and Capital Resources
Operating Activities
During the nine months ended September 30, 2016 and 2015, net cash provided by operating activities totaled $88.4 million and $103.7 million, respectively. Operating cash flows declined $15.2 million primarily due to a $44.1 million decrease in cash flows from marketing and reservation activities and the timing of working capital items. The declines were partially offset by a

$47.9 million increase in deferred revenue and a $5.9 million decline in net disbursements to franchisees for property improvements and other purposes utilizing forgivable promissory notes.
Net cash used by marketing and reservation activities totaled $25.8 million during the nine months ended September 30, 2016 compared to net cash provided of $18.3 million during the nine months ended September 30, 2015. The decline in cash provided by marketing and reservation activities primarily reflects a one-time deferral of revenue related to a change in the Company's expiration policy for the Company's loyalty program. Additionally, the Company expanded its information technology workforce in 2015 to support improvements to the Company's various property management and central reservation technologies that are designed to deliver guests to our franchised hotels.
In conjunction with brand and development programs, the Company provides financing to franchisees for property improvements and other purposes in the form of forgivable notes receivable. If the franchisee remains in the system in good standing over the term of the promissory note, the Company forgives the outstanding principal balance and related interest. Since these forgivable notes are predominantly forgiven ratably over the term of the promissory note rather than repaid, the Company classifies the related issuance and collections of these notes as operating activities. During the nine months ended September 30, 2016 and 2015, the Company's net advances for these purposes totaled $15.1 million and $21.0 million, respectively. The timing and amount of these cash flows is dependent on various factors including the implementation of various development and brand incentive programs, the level of franchise sales and the timing of hotel openings. At September 30, 2016, the Company had commitments to extend an additional $150.3 million for these purposes provided certain conditions are met by its franchisees, of which $83.7 million is expected to be advanced in the next twelve months.
Investing Activities
Cash utilized for investing activities totaled $66.0 million and $63.1 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in cash utilized for investing activities for the nine months ended September 30, 2016 primarily reflects the following items:
During the nine months ended September 30, 2016 and 2015, capital expenditures totaled $17.6 million and $21.8 million, respectively. The decrease in capital expenditures from 2015 primarily reflects decreased spending on upgrades of our central reservation and yield management systems as well as purchases of technology hardware.
During the nine months ended September 30, 2016, the Company completed three acquisitions of real estate as part of a program to incent franchise development in strategic markets for certain brands. The aggregate purchase price for these acquisitions was $25.8 million consisting of $25.6 million cash (of which $0.3 million was paid as a deposit in the fourth quarter of 2015) with an additional $0.2 million of current liabilities assumed. In addition, the Company incurred $0.5 million in acquisition related costs, which have been expensed in the period.
During the nine months ended September 30, 2016 and 2015, the Company invested $24.2 million and $3.8 million, respectively, in joint ventures accounted for under the equity method of accounting. In addition, the Company received distributions from these joint ventures totaling $3.7 million and $0.3 million for the nine months ended September 30, 2016 and 2015, respectively. The Company's investment in these joint ventures primarily relate to ventures that either support the Company's efforts to increase business delivery to its franchisees or promote growth of our emerging brands.

The Company provides financing to franchisees for hotel development efforts and other purposes in the form of notes receivables. These loans bear interest and are expected to be repaid in accordance with the terms of the loan arrangements. During the nine months ended September 30, 2016, the Company advanced and received repayments totaling $20.3 million and $11.0 million for these purposes, respectively. For the nine months ended September 30, 2015, the Company advanced $25.3 million and received $3.7 million in disbursements related to hotel development efforts. At September 30, 2016, the Company had commitments to extend an additional $28.0 million for these purposes within the next twelve months provided certain conditions are met by its franchisees.

During the nine months ended September 30, 2016 and 2015, the Company realized proceeds from the sale of real estate and an interest in an unconsolidated joint venture related to the development of the Cambria hotel & suites brand totaling $8.4 million and $6.3 million, respectively.

During the nine months ended September 30, 2015 the Company completed the acquisition of a company that provides software as a service solutions for vacation rental management companies. The total consideration was $23.6 million, which consisted of cash paid, net of cash acquired of $13.3 million, deferred purchase price payable of $6.8 million and liabilities assumed of $3.6 million. During the nine months ended September 30, 2016, the Company paid $1.3 million of the deferred purchase price.

From time to time, our board of directors authorizes specific transactions and general programs which permit us to provide financing, investment and guarantees and similar credit support to qualified franchisees, as well as to acquire and resell real estate to incent franchise development. Since 2006, we have engaged in these financial support activities to encourage acceleration of the growth of our Cambria hotel & suites brand, primarily in strategic markets and locations. Over the next three to five years, depending on market and other conditions, we expect to continue to deploy capital in support of this brand and expect our investment to range between $250 million to $350 million over that time period. The annual pace of future financial support activities will depend upon market and other conditions including among others, our franchise sales results, the environment for new construction hotel development and the hotel lending environment. Our support of the Cambria brand’s growth is expected to be primarily in the form of joint venture investments, forgivable key money loans, senior mortgage loans, development loans, mezzanine lending, and through the operation of a land-banking program. With respect to our lending and joint venture investments, we generally expect to recycle these loans and investments within a five year period. At September 30, 2016, the Company had approximately $181.1 million outstanding pursuant to these financial support activities.

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

The Credit Agreement provides for a $450 million unsecured revolving credit facility (the “Revolver”) with an initial maturity date of July 21, 2020, subject to optional one-year extensions that can be requested by the Company prior to each of the first, second and third anniversaries of the closing date of the Revolver. The effectiveness of any such extensions is subject to the consent of the lenders under the Credit Agreement and certain customary conditions. On July 5, 2016, the Company exercised its option to extend the maturity date of the Revolver by one year. The new maturity date of the Revolver is July 21, 2021.
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

At September 30, 2016, the Company maintained a total leverage ratio of 3.04x and a consolidated fixed charge ratio of 6.86x and was in compliance with all financial covenants under the credit agreement.

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

Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At September 30, 2016, the Company had been advanced approximately $3.7 million pursuant to these agreements and expects to receive the remaining $0.7 million over the next several years, subject to annual appropriations by the governmental entities. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration of the Company's ten year corporate headquarters lease in 2023 will be forgiven in full. The advances will be included in long-term debt in the Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all current performance conditions as of September 30, 2016.
Dividends
The Company currently maintains the payment of a quarterly dividend on its common shares outstanding; however, the declaration of future dividends is subject to the discretion of our board of directors. In December 2015, the Company's board of directors increased the quarterly dividend rate to $0.205 per common share, beginning with the first dividend payable in 2016, representing a 5% increase from previous quarterly declarations.
During the nine months ended September 30, 2016, the Company paid cash dividends totaling $34.7 million. We expect to continue to pay dividends in the future, subject to the declaration of our board of directors as well as to future business performance, economic conditions, changes in income tax regulations and other factors including limitations in the Company's credit facility. Based on the present dividend rate and outstanding share count, we expect that aggregate annual regular dividends for 2016 would be approximately $46.2 million.
Share Repurchases
The Company purchased 0.6 million shares of common stock under the share repurchase program at a total cost of $28.6 million during the nine months ended September 30, 2016. Since the program's inception through September 30, 2016, we have repurchased 48.7 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.3 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 81.7 million shares at an average price of $15.37 per share. As of September 30, 2016, the Company had approximately 1.1 million shares remaining under the current share repurchase authorization.
During the nine months ended September 30, 2016, the Company redeemed 118,063 shares of common stock at a total cost of approximately $5.4 million from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were outside the share repurchase program.
Other items
Approximately $186.6 million of the Company's cash and cash equivalents at September 30, 2016 pertains to undistributed earnings of the Company's consolidated foreign subsidiaries. Since the Company's intent is for such earnings to be reinvested by the foreign subsidiaries, the Company has not provided additional U.S. income taxes on these amounts. While the Company has no intention to utilize these cash and cash equivalents in its domestic operations, any change to this policy would result in the Company incurring additional U.S. income taxes on any amounts utilized domestically.
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
The Company believes the likelihood of having to perform under the aforementioned limited payment guarantees was remote at September 30, 2016 and December 31, 2015.

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
Valuation of Investments in Equity Method Investments
The Company evaluates an investment in an equity method investment for impairment when circumstances indicate that the carrying value may not be recoverable, for example due to loan defaults, significant under performance relative to historical or projected operating performance, and significant negative industry or economic trends. When there is indication that a loss in value has occurred, the Company evaluates the carrying value compared to the estimated fair value of the investment. Fair value is based upon internally developed discounted cash flow models, third-party appraisals, and if appropriate, current estimated net sales proceeds from pending offers. If the estimated fair value is less than carrying value, management uses its judgment to determine if the decline in value is other-than-temporary. In determining this, the Company considers factors including, but not limited to, the length of time and extent of the decline, loss of values as a percentage of the cost, financial condition and near-term financial projections, the Company's intent and ability to recover the lost value and current economic conditions. For declines in value that are deemed other-than-temporary, impairments are charged to earnings.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company's foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including in certain circumstances the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $18.9 million and $17.8 million at September 30, 2016 and December 31, 2015, respectively which we account for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
At September 30, 2016, the Company had $212.0 million of variable interest rate debt instruments outstanding at an effective rate of 2.03%. A hypothetical change of 10% in the Company’s effective interest rate from September 30, 2016 levels would increase or decrease annual interest expense by $0.4 million. The Company expects to refinance its fixed and variable long-term debt obligations prior to their scheduled maturities.
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
An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.
Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2016, that materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.
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
Issuer Purchases of Equity Securities
The following table sets forth purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the nine months ended September 30, 2016:

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1),(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2016	96,031	$47.71	72,515	1,589,696
February 29, 2016	84,638	45.63	—	1,589,696
March 31, 2016	8,069	51.33	—	1,589,696
April 30, 2016	556	51.74	—	1,589,696
May 31, 2016	—	—	—	1,589,696
June 30, 2016	419,883	46.18	419,883	1,169,813
July 31, 2016	119,527	47.01	119,527	1,050,286
August 31, 2016	—	—	—	1,050,286
September 30, 2016	1,284	47.87	—	1,050,286
Total	729,988	$46.52	611,925	1,050,286
 _______________________

(1)
The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998. The program has no fixed dollar amount or expiration date. Since the program's inception through September 30, 2016, the Company has repurchased 48.7 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.3 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 81.7 million shares at an average price of $15.37 a share.

(2)
During the nine months ended September 30, 2016, the Company redeemed 118,063 shares of common stock from employees to satisfy the option price and minimum tax-withholding requirements related to the exercising of options and vesting of restricted stock and performance vested restricted stock unit grants. These redemptions were not part of the board repurchase authorization.

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

CHOICE HOTELS INTERNATIONAL, INC.

November 8, 2016	By:	/S/ SCOTT E. OAKSMITH
Scott E. Oaksmith
Senior Vice President, Finance & Chief Accounting Officer