Form 10-K
period 2016-12-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2017-02-27
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________
FORM 10-K
 _____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes  ☐    No  ☒
The aggregate market value of common stock of Choice Hotels International, Inc. held by non-affiliates was $1,582,842,609 as of June 30, 2016 based upon a closing price of $47.62 per share.
The number of shares outstanding of Choice Hotels International, Inc.’s common stock at February 16, 2017 was 56,280,477.

DOCUMENTS INCORPORATED BY REFERENCE.
Certain portions of our definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Annual Meeting of Shareholders to be held on April 21, 2017, are incorporated by reference under Part III of this Form 10-K.

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

WHERE YOU CAN FIND MORE INFORMATION
We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). Our SEC filings are available to the public over the internet at the SEC’s web site at http://www.sec.gov. Our SEC filings are also available free of charge on our website at http://www.choicehotels.com as soon as reasonably practicable following the time that they are filed with or furnished to the SEC. You may also read and copy any document we file with the SEC at its public reference room located at 100 F Street, NE Washington DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on its public reference room. Information on or connected to our website is neither part of nor incorporated by reference into this annual report on Form 10-K or any other SEC filings.

Item 1.	Business.

Overview
We are one of the largest hotel franchisors in the world with 6,514 hotels open and 775 hotels under construction, awaiting conversion or approved for development as of December 31, 2016 representing 516,122 rooms open and 62,547 rooms under construction, awaiting conversion or approved for development in 50 states, the District of Columbia and over 40 countries and territories outside the United States. Choice franchises lodging properties under the following proprietary brand names: Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, Cambria® hotels & suites, and Ascend Hotel Collection® (collectively, the "Choice brands").
The Company's primary segment is the hotel franchising business, which represents over 99% of the Company's total revenues. The Company's domestic franchising operations are conducted through direct franchising relationships while its international franchise operations are conducted through a combination of direct franchising and master franchising relationships. With a focus on hotel franchising instead of ownership, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our business provides opportunities to improve operating results by increasing the number of franchised hotel rooms and effective royalty rates of our franchise contracts resulting in increased initial and relicensing fee revenue, ongoing royalty fees and procurement services revenues. In addition to these revenues, we also collect marketing and reservation system fees to provide support activities for the franchise system. Our operating results can also be improved through our company-wide efforts related to improving property level performance.
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
We are contractually required by our franchise agreements to use the marketing and reservation system fees we collect for system-wide support activities. These expenditures help to enhance awareness, increase consumer preference for our brands and deliver guests to our franchisees. Greater awareness and preference promotes long-term growth in business delivery to our franchisees and increases the desirability of our brands to hotel owners and developers, which ultimately increases franchise fees earned by the Company.
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
Historically, we have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. Since the program's inception through December 31, 2016, we have repurchased 48.7 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.3 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 81.7 million shares at an average price of $15.38 per share. In December 2016, the Company's board of directors approved increasing the number of shares authorized for repurchase. As a result, at December 31, 2016, the Company had 4.0 million shares remaining under the current share repurchase authorization. We currently believe that our cash flows from operations will support our ability to complete the current board of directors repurchase authorization and upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
The Company commenced paying quarterly dividends in 2004 and in 2012 the Company elected to pay a special cash dividend totaling approximately $600 million. The Company currently maintains the payment of a quarterly dividend on its common shares outstanding; however the declaration of future dividends is subject to the discretion of the board of directors. In the fourth quarter of 2016, the board of directors announced a 5% increase to the quarterly cash dividend rate to $0.215 per share, beginning with the dividend payable in the first quarter of 2017. The projected annual dividend in 2017 is $0.86 per share. We expect to continue to pay dividends in the future, subject to quarterly declaration by our board of directors as well as future business performance, economic conditions, changes in income tax regulations and other factors.
The Company also allocates capital to exploring growth opportunities in business areas that are adjacent or complementary to our core hotel franchising business, which leverage our core competencies and are additive to our franchising business model. The timing and amount of these investments are subject to market and other conditions.
Our direct lodging property real estate exposure is limited to activity in the United States and consists of four parcels of real estate that the Company has acquired and intends to resell to incent franchise development in strategic markets or to pursue hotel development through joint ventures. In addition, our development activities that involve financing, equity investments and guaranty support to hotel developers create limited additional exposure to the real estate markets.
The Company was incorporated in 1980 under the laws of the State of Delaware.

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

The following chart demonstrates these trends over the last fifteen years:
US Lodging Industry Trends: 2002 - 2016

Year	Occupancy Rates	Average Daily Room Rates (ADR)	Change in ADR Versus Prior Year	Change in CPI Versus Prior Year	Revenue Per Available Room (RevPAR)	New Rooms Added (Gross)
2002	59.2%	$83.15	(2.0)%	1.6%	$49.22	86,366
2003	59.1%	$83.19	0.1%	2.3%	$49.20	65,876
2004	61.3%	$86.41	3.9%	2.7%	$52.93	55,245
2005	63.1%	$90.84	5.1%	3.4%	$57.34	65,900
2006	63.4%	$97.31	7.1%	3.2%	$61.69	73,308
2007	63.1%	$104.04	6.9%	2.8%	$65.61	94,541
2008	60.3%	$106.96	2.8%	3.8%	$64.49	146,312
2009	54.5%	$98.17	(8.2)%	(0.4)%	$53.50	142,287
2010	57.5%	$98.06	(0.1)%	1.6%	$56.43	73,976
2011	59.9%	$101.85	3.9%	3.2%	$61.02	38,409
2012	61.3%	$106.25	4.3%	2.1%	$65.15	43,879
2013	62.2%	$110.30	3.8%	1.5%	$68.58	54,020
2014	64.4%	$114.92	4.2%	0.8%	$74.04	63,346
2015	65.4%	$120.30	4.7%	0.7%	$78.68	85,596
2016	65.5%	$123.97	3.1%	2.1%	$81.19	100,757

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

The lodging industry can be divided into chain scale categories or groupings of generally competitive brands as follows:

Chain Scale	Brand Examples	Room Count	% of Total	Avg. No. of Rooms Per Hotel
Luxury	Four Seasons, Ritz Carlton, W Hotel, JW Marriott	112,286	2.2%	334.2
Upper Upscale	Marriott, Hilton, Hyatt, Sheraton	591,054	11.6%	353.7
Upscale	Cambria hotels & suites, Courtyard, Residence Inn, Hilton Garden Inn	706,653	13.8%	150.7
Upper Midscale	Comfort Inn, Holiday Inn Express, Hampton Inn, Fairfield Inn	922,503	18.0%	97.9
Midscale	Quality Inn, Sleep Inn, La Quinta, Baymont	475,256	9.3%	83.7
Economy	Econo Lodge, Super 8, Days Inn, Motel 6	782,220	15.3%	75.7
Sub-Total Brand Affiliated		3,589,972	70.2%	111.8
Independents		1,523,362	29.8%	67.8
Total All Hotels		5,113,334	100%	93.7
According to Smith Travel Research, the lodging industry consisted of approximately 54,600 hotels representing approximately 5.1 million rooms open and operating in the United States at December 31, 2016. During the year ended December 31, 2016, the industry added approximately 101,000 gross rooms to the industry supply and net room growth was approximately 2.0%. Approximately, 49% of the new rooms opened during the year were positioned in the Upper Midscale, Midscale and Economy chain scale segments in which we primarily operate.
The lodging industry consists of independent operators of hotels and those that have joined national hotel franchise chains. Independent operators of hotels not owned or managed by major lodging companies have increasingly joined national hotel franchise chains as a means of remaining competitive with hotels owned by or affiliated with national lodging companies. Over the years, the industry has seen a significant movement of hotels from independent to chain affiliation, with affiliated hotels increasing from 46% of the rooms in the market in 1990 to 70% of the market in 2016. However, the pace of this increase has moderated over the last several years and in 2016 the percentage of rooms in the market affiliated with a chain increased by approximately 60 basis points from 69.6% to 70.2%.
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

Our fee stream depends on the number of rooms in our system, the gross room revenues generated by our franchisees and effective royalty rates under our franchise contracts. We enjoy significant operating leverage since the variable operating costs associated with the franchise system growth of our established brands have historically been less than incremental royalty fees generated from new franchises. We believe that our business is well positioned in the lodging industry since we benefit from both increases in RevPAR and unit growth from new hotel construction or conversion of existing hotel assets into our system. In addition, improving business delivery to our franchisees should allow us to improve the effective royalty rate of our franchise contracts.
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
We believe each of our brands appeals to targeted hotel owners and guests because of unique brand standards, marketing campaigns, loyalty programs, reservation delivery, revenue enhancing programs, service levels and pricing.
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
Reaching More Consumers. We believe hotel owners value and benefit from the large volume of guests we deliver through a mix of activities including brand marketing, reservation systems, account sales (corporate, government, social, military, educational and fraternal organizations), and the Company’s loyalty program, Choice Privileges®. Our strategy is to maximize the effectiveness of these activities in delivering both leisure and business travelers to Choice-branded hotels.
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

Domestic Franchise System
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

The following table presents key statistics related to our domestic franchise system over the five years ended December 31, 2016.
COMBINED DOMESTIC FRANCHISE SYSTEM

	As of and For the Year Ended December 31,
	2012	2013	2014	2015	2016
Number of properties, end of period	5,083	5,180	5,221	5,276	5,362
Number of rooms, end of period	396,102	400,585	398,661	400,372	404,498
Royalty fees ($000)	$236,336	$242,887	$262,675	$281,100	$300,383
Average royalty rate(1)	4.33%	4.33%	4.28%	4.30%	4.41%
Average occupancy percentage(1)	55.6%	56.4%	59.5%	61.1%	61.7%
Average daily room rate (ADR)(1)	$73.69	$74.76	$77.03	$79.86	$82.64
Revenue per available room (RevPAR)(1),(2)	$40.94	$42.20	$45.80	$48.78	$51.00
____________________________

(1)
2012 through 2015 amounts exclude operating statistics from Cambria hotel and suites properties open during these periods as the operating statistics are not representative of a stabilized brand which the Company defines as having at least 25 units open and operating for a twelve month period.

(2)	The Company calculates RevPAR based on information as reported to the Company by its franchisees.
Currently, no individual domestic franchisee accounts for more than 1% of the Company's total revenues.

Industry Positioning
Our brands offer consumers and developers a wide range of options, including economy hotels, mid-scale, upper mid-scale and lower upscale properties. Our brands are as follows:
Cambria hotels and suites: Cambria hotels and suites is predominantly a new construction select service hotel chain that operates in the upscale lodging category, targeting primary market locations. The brand has recently expanded to target growth through conversions and adaptive reuse projects in markets where new construction has an extremely high barrier to entry.  For medium frequency business travelers who seek an upscale, yet reasonably priced hotel experience, Cambria treats every guest as a high value guest by offering options for guests to personalize their stay, and unexpected service delighters through "approachable indulgences" throughout their travel journey. The brand is designed to provide guests with the freedom to explore and unveil the potential to create new memories. The environment is intended to match guests' casual lifestyle but tailored to their business traveler needs. Public spaces are designed with options that invite guests to hang out and connect, including a restaurant and bar, which focuses on simple, yet interesting food and craft beers. Cambria offers guest rooms that “feel like an upgrade.” In-room amenities include pillow top mattresses, flat screen TV(s), mini-refrigerators and microwaves. Principal competitor brands include Courtyard by Marriott, Aloft, Hotel Indigo and Hilton Garden Inn. The Cambria hotels and suites brand was launched in January 2005 and the first properties opened during 2007.
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
Comfort Inn: Comfort Inn and Comfort Inn and Suites hotels are primarily upper mid-scale limited service hotels that offer a warm and welcoming guest experience designed to help travelers feel refreshed and ready to take on the day. One of the original brands in the limited service category, Comfort Inn has built a reputation for consistent high-value accommodations for both business and leisure travelers. Comfort Inn hotels offer complimentary hot breakfast with hearty and healthy options, a swimming pool and/or fitness center, and free high-speed internet access. Comfort Inn has joined Comfort Suites in going 100% smoke-free, making Comfort the largest smoke-free hotel brand in the United States and Canada. Principal competitor brands include Holiday Inn Express and Country Inn & Suites.
Comfort Suites: An extension of the Comfort Inn brand, Comfort Suites hotels deliver all the extras to help guests feel refreshed and ready to take on the day. All hotels are 100% smoke-free with oversized suites featuring separate areas for working and relaxing to meet the demands of today’s business traveler. In addition, each suite has a sleeper sofa, refrigerator and microwave. Comfort Suites hotels offer a complimentary hot breakfast with healthy and hearty options, fitness center and swimming pool, business center, marketplace and free high-speed internet access. The brand competes with Hampton, Holiday Inn Express, and Fairfield Inn & Suites.
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
Clarion: Clarion helps owners of existing mid-scale assets with food and beverage capabilities achieve strong returns with reasonable investment. Clarion allows a more focused and efficient food and beverage operational model that works well with a variety of conversion property configurations.  Clarion helps business and leisure guests "get together" by providing meeting/banquet facilities with catering, hot breakfast, a simplified menu of basic evening meals and lounge with at least beer and/or wine selections. Amenities include free high-speed internet access, a pool or fitness center, and a business center.  Principal competitor brands include Four Points by Sheraton and Radisson.
Quality: Quality helps both guests and owners "get your money's worth" in the mid-scale category.  Quality hotels provide clean, comfortable, and affordable accommodations, as well as the "Value Qs:"  Q Bed, Q Breakfast, Q Shower, Q Service, and the Q Essentials including free high-speed internet access, coffee, local phone calls, and a daily newspaper. Principal competitor brands include Best Western and Ramada.
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
Suburban Extended Stay Hotel: Suburban Extended Stay Hotel suites are built with today’s value-conscious extended stay guest in mind. All suites provide well-equipped kitchens, internet connections, and access to on-site laundry facilities. Suburban’s “just what you need” philosophy matches attractive weekly pricing with weekly housekeeping to provide extended stay guests with the all-suite accommodations they want without the cost of services they do not need. All hotels offer complimentary high-speed internet access. Principal competitors include Extended Stay America, InTown Suites, Studio 6 and WoodSpring Suites.
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
The following table presents key statistics related to the domestic system for our brands over the five years ended December 31, 2016:

	As of and For the Year Ended December 31,
	2012	2013	2014	2015	2016
COMFORT INN DOMESTIC SYSTEM
Number of properties, end of period	1,349	1,302	1,240	1,156	1,113
Number of rooms, end of period	105,471	101,673	95,862	89,545	86,310
Royalty fees ($000)	$90,360	$88,774	$93,630	$96,546	$96,497
Average occupancy percentage	59.5%	60.1%	63.3%	65.0%	65.6%
Average daily room rate (ADR)	$81.70	$83.27	$86.08	$89.68	$92.56
RevPAR	$48.60	$50.05	$54.50	$58.25	$60.70

COMFORT SUITES DOMESTIC SYSTEM
Number of properties, end of period	597	589	577	569	565
Number of rooms, end of period	46,045	45,451	44,632	43,949	43,610
Royalty fees ($000)	$44,835	$44,717	$48,278	$51,114	$53,057
Average occupancy percentage	61.9%	62.9%	66.5%	68.3%	69.3%
Average daily room rate (ADR)	$85.58	$86.99	$90.24	$93.89	$96.32
RevPAR	$52.96	$54.75	$60.01	$64.16	$66.74
QUALITY DOMESTIC SYSTEM
Number of properties, end of period	1,152	1,223	1,284	1,379	1,447
Number of rooms, end of period	98,078	101,143	104,454	110,116	114,582
Royalty fees ($000)	$42,409	$47,471	$52,589	$59,554	$69,799
Average occupancy percentage	51.6%	53.1%	56.1%	58.2%	59.1%
Average daily room rate (ADR)	$69.45	$70.22	$71.98	$75.06	$77.80
RevPAR	$35.86	$37.27	$40.39	$43.69	$45.99
CLARION DOMESTIC SYSTEM
Number of properties, end of period	191	190	178	175	167
Number of rooms, end of period	27,441	27,501	25,049	24,449	22,941
Royalty fees ($000)	$10,369	$10,953	$11,480	$11,479	$12,137
Average occupancy percentage	49.6%	51.2%	54.5%	57.2%	58.3%
Average daily room rate (ADR)	$74.99	$75.15	$77.65	$79.85	$82.35
RevPAR	$37.18	$38.46	$42.34	$45.63	$48.01
SLEEP INN DOMESTIC SYSTEM
Number of properties, end of period	387	382	371	377	379
Number of rooms, end of period	28,087	27,623	26,811	27,047	27,097
Royalty fees ($000)	$17,202	$17,447	$18,914	$20,226	$21,925
Average occupancy percentage	56.6%	58.7%	62.5%	63.9%	65.1%
Average daily room rate (ADR)	$72.54	$74.39	$77.13	$80.41	$82.08
RevPAR	$41.03	$43.66	$48.24	$51.41	$53.47
MAINSTAY SUITES DOMESTIC SYSTEM
Number of properties, end of period	41	43	45	52	56
Number of rooms, end of period	3,165	3,331	3,568	3,846	4,108
Royalty fees ($000)	$2,218	$2,259	$2,608	$2,693	$2,909
Average occupancy percentage	70.1%	68.1%	71.4%	67.1%	65.2%
Average daily room rate (ADR)	$69.73	$72.44	$74.82	$77.02	$76.29
RevPAR	$48.84	$49.36	$53.40	$51.71	$49.70
ECONO LODGE DOMESTIC SYSTEM
Number of properties, end of period	817	830	856	856	857
Number of rooms, end of period	49,951	50,694	52,878	52,978	52,791
Royalty fees ($000)	$16,539	$17,189	$18,896	$20,784	$22,598
Average occupancy percentage	48.5%	48.8%	51.6%	53.5%	54.1%
Average daily room rate (ADR)	$55.89	$56.51	$57.85	$59.61	$61.41
RevPAR	$27.11	$27.55	$29.86	$31.90	$33.22
RODEWAY INN DOMESTIC SYSTEM
Number of properties, end of period	410	438	474	513	565
Number of rooms, end of period	23,370	24,677	26,172	28,880	32,515
Royalty fees ($000)	$5,129	$5,357	$5,532	$6,006	$7,010
Average occupancy percentage	50.7%	51.9%	55.1%	56.3%	55.7%
Average daily room rate (ADR)	$53.41	$54.28	$56.68	$59.75	$63.04
RevPAR	$27.08	$28.14	$31.25	$33.64	$35.08

SUBURBAN EXTENDED STAY HOTEL DOMESTIC SYSTEM
Number of properties, end of period	63	63	65	62	59
Number of rooms, end of period	7,291	7,167	7,198	6,994	6,561
Royalty fees ($000)	$2,709	$2,832	$3,111	$3,395	$3,511
Average occupancy percentage	69.9%	70.2%	71.8%	75.5%	75.5%
Average daily room rate (ADR)	$41.71	$42.67	$45.25	$47.61	$49.96
RevPAR	$29.14	$29.96	$32.51	$35.95	$37.72
CAMBRIA DOMESTIC SYSTEM (1)
Number of properties, end of period	19	18	22	25	27
Number of rooms, end of period	2,221	2,119	2,642	3,113	3,503
Royalty fees ($000)	$2,102	$2,147	$2,687	$3,745	$4,955
Average occupancy percentage(1)	N/A	N/A	N/A	N/A	76.3%
Average daily room rate (ADR)(1)	N/A	N/A	N/A	N/A	$131.73
RevPAR(1)	N/A	N/A	N/A	N/A	$100.46
ASCEND HOTEL COLLECTION DOMESTIC SYSTEM
Number of properties, end of period	57	102	109	112	127
Number of rooms, end of period	4,982	9,206	9,395	9,455	10,480
Royalty fees ($000)	$2,464	$3,741	$4,950	$5,558	$5,985
Average occupancy percentage	64.8%	64.0%	60.3%	58.5%	58.1%
Average daily room rate (ADR)	$113.83	$119.76	$121.49	$127.27	$129.97
RevPAR	$73.78	$76.60	$73.20	$74.47	$75.52
 ____________________________

(1)	Statistics for average occupancy percentage, ADR and RevPAR exclude years in which the Cambria brand did not have 25 units open and operating for a twelve month period.

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

As of December 31, 2016, we had 1,152 franchise hotels open and operating in over 35 countries and territories outside of the United States. The following chart summarizes our franchise system outside of the United States.

COMBINED INTERNATIONAL FRANCHISE SYSTEM(1)

	As of and For the Year Ended December 31,
	2012	2013	2014	2015	2016
Number of properties, end of period	1,160	1,160	1,158	1,147	1,152
Number of rooms, end of period	103,151	105,473	106,617	107,111	111,624
Royalty fees ($000)	$25,131	$24,721	$24,515	$20,166	$19,887
____________________________

(1)
Reporting of operating statistics (e.g., average occupancy percentage and average daily room rate) of international franchisees is not required by all master franchise contracts, thus these statistics and RevPAR are not presented for international franchisees.

Scandinavia. We conduct our operations in Scandinavia through a master franchise relationship with Nordic Choice Commercial Services A/S ("NCH"), formerly known as Choice Hotels Scandinavia. As of December 31, 2016, NCH had 185 open properties in its development territory, which includes Denmark, Norway and Sweden on an exclusive basis and Latvia, Lithuania and Finland on a non-exclusive basis. The Company’s master franchise agreement with NCH grants rights to the Comfort, Quality, Sleep and Clarion brand and expires in 2023. Through a separate agreement signed in 2010, NCH also possesses the right to franchise Ascend Hotel Collection hotels in its territory. This agreement also expires in 2023.
Japan. The Company conducts its operations in Japan through a master franchise relationship with Choice Hotels Japan Co. Ltd ("CHJ"). CHJ possesses exclusive rights to develop the Comfort and Quality brands and non-exclusive rights to the Sleep and Clarion brands. The Company’s master franchise agreement with CHJ expires in December 2023. As of December 31, 2016, CHJ had 51 open properties.
Continental Europe. The Company conducts franchising operations in Germany, Italy, Czech Republic, Austria and Hungary, and portions of Switzerland through Choice Hotels Licensing B.V. ("Choice BV"), a wholly-owned subsidiary, and in France, Portugal, Belgium and the French speaking Cantons of Switzerland through a wholly-owned subsidiary of Choice BV, Choice Hotels France SAS. At December 31, 2016, the Company's subsidiaries had 182 properties open and operating in continental Europe.
Ireland. In March 2016, the Company entered into a master franchising agreement with Luckwell Limited for the exclusive right to develop our Clarion, Quality and Comfort brands in Ireland and Northern Ireland. The agreement also provides Luckwell Limited with limited rights to franchise Ascend Hotel Collection hotels in the territory. The master franchise agreement with Luckwell Limited expires in 2027. As of December 31, 2016, Luckwell Limited had 6 properties open and operating in Ireland and Northern Ireland.
United Kingdom. The Company conducts direct franchising operations in the United Kingdom through Choice BV. At December 31, 2016, the Company’s subsidiary had 30 properties open and operating in the United Kingdom.
Canada. We conduct our operations in Canada for all of our brands except Cambria hotel and suites, MainStay Suites and Suburban Extended Stay Hotel through Choice Hotels Canada Inc. ("CHC") a joint venture owned 50% by us and 50% by InnVest Management Holdings Ltd. CHC is one of the largest lodging organizations in Canada with 322 of our franchised properties open and operating as of December 31, 2016. The Company conducts direct franchising operations for its extended stay and Cambria hotel and suites brands in Canada through its wholly-owned subsidiary, Choice Hotels International Licensing ULC, and had 5 properties open and operating at December 31, 2016.
India. The Company conducts direct franchising operations in India through wholly-owned subsidiaries for the Comfort, Quality, Sleep and Clarion brands. As of December 31, 2016, the Company had 23 franchised properties open and operating.
Australasia. The Company conducts direct franchising operations in Australia, New Zealand, and Singapore through a wholly-owned subsidiary, Choice Hotels Asia-Pac Pty. Ltd. ("CHAP"). As of December 31, 2016, CHAP had 228 franchised properties open and operating in Australasia.
Mexico. The Company’s wholly-owned subsidiary Choice Hotels Mexico S. de R.L. de C.V. ("CHM") conducts direct franchising operations in Mexico on behalf of Choice BV, which acts as the franchisor in Mexico. CHM is focused on establishing Clarion, Quality, Sleep and Comfort brands through conversion of hotels in Mexico. At December 31, 2016, the Company’s subsidiary had 30 properties open and operating.
South America. We conduct our operations in Brazil and certain other South American territories through a non-exclusive master franchise relationship with Atlantica Holdings International, Ltd. ("Atlantica"). As of December 31, 2016, Atlantica had 67 open properties in its development territory. The Company’s master franchise agreement with Atlantica grants rights to the Comfort, Quality, Sleep and Clarion brands, which rights are exclusive in Brazil and non-exclusive in Atlantica's remaining territory. The agreement was executed in 2001 and is currently scheduled to expire in December 2024.
Central America. We conduct our operations in certain Central American territories through an exclusive master franchise relationship with Real Hotels and Resorts, Inc. ("Real"). As of December 31, 2016, Real had 14 open properties in its development territory which consists of Costa Rica, Dominican Republic, El Salvador, Guatemala, Honduras, Ecuador and Panama. The Company’s master franchise agreement with Real grants rights to the Comfort, Quality, Sleep and Clarion brands. The agreement was executed in 1994 and is currently scheduled to expire in May of 2034, with certain rights by both parties to terminate the contract early. Through a separate agreement signed in 2011, we have also granted Real limited non-exclusive rights to franchise Ascend Hotel Collection hotels in Costa Rica, Honduras and Panama.
Other International Relationships. We also have non-exclusive master development and area representative arrangements in place with local hotel management and franchising companies doing business in China. At December 31, 2016, three properties were open and operating in China. In addition, the Company through Choice BV, has direct franchise relationships with properties in Malaysia and Turkey. At December 31, 2016, one property was open and operating in Malaysia and five properties were open and operating in Turkey.

The following table summarizes Choice’s international franchise system as of December 31, 2016:

	Comfort	Comfort Suites	Quality	Clarion	Sleep	Ascend	Mainstay	Suburban	Econo Lodge	Rodeway	Total
Australia	100	—	64	6	—	8	—	—	22	—	200
Austria	3	—	3	—	—	—	—	—	—	—	6
Belgium	—	—	1	—	—	—	—	—	—	—	1
Canada	—	—	—	—	—	—	2	3	—	—	5
Czech Republic	—	—	—	9	—	—	—	—	—	—	9
France	67	9	25	4	—	1	—	—	—	—	106
Germany	19	—	15	2	—	—	—	—	—	—	36
Hungary	1	—	—	—	—	—	—	—	—	—	1
India	10	—	10	3	—	—	—	—	—	—	23
Italy	4	—	8	3	—	—	—	—	—	—	15
Malaysia	—	—	1	—	—	—	—	—	—	—	1
Mexico	15	—	10	—	5	—	—	—	—	—	30
New Zealand	8	—	14	1	—	—	—	—	4	—	27
Portugal	3	—	2	1	—	—	—	—	—	—	6
Singapore	—	—	1	—	—	—	—	—	—	—	1
Switzerland	2	—	—	—	—	—	—	—	—	—	2
Turkey	—	—	—	4	—	1	—	—	—	—	5
United Kingdom	14	—	9	5	—	2	—	—	—	—	30
Direct Franchise Agreements	246	9	163	38	5	12	2	3	26	—	504
Brazil	24	8	29	3	3	—	—	—	—	—	67
Canada*	146	5	90	8	3	13	—	—	53	4	322
China	1	1	1	—	—	—	—	—	—	—	3
Costa Rica	—	—	1	—	1	—	—	—	—	—	2
Denmark	1	—	2	—	—	1	—	—	—	—	4
Dominican Republic	—	—	1	—	—	—	—	—	—	—	1
Ecuador	—	—	—	—	—	1	—	—	—	—	1
El Salvador	2	—	1	1	—	—	—	—	—	—	4
Finland	—	—	—	2	—	1	—	—	—	—	3
Guatemala	—	—	—	1	—	—	—	—	—	—	1
Honduras	—	—	—	4	—	—	—	—	—	—	4
Ireland	—	—	2	2	—	2	—	—	—	—	6
Japan	51	—	—	—	—	—	—	—	—	—	51
Latvia	—	—	—	1	—	—	—	—	—	—	1
Lithuania	1	—	—	—	—	—	—	—	—	—	1
Norway	18	—	33	34	—	8	—	—	—	—	93
Panama	—	—	—	1	—	—	—	—	—	—	1
Sweden	11	—	25	39	—	8	—	—	—	—	83
Master Franchise Agreements	255	14	185	96	7	34	—	—	53	4	648
Total Number of Properties	501	23	348	134	12	46	2	3	79	4	1,152
____________________________

*	The Company has a 50% equity investment in this master franchisor.

 The following table presents key worldwide system size statistics as of and for the year ended December 31, 2016:

	Open and Operational		Approved for Development		Units
	Hotels	Rooms	Hotels	Rooms	Additions	Repositionings	Terminations
Comfort	1,614	127,820	155	12,678	77	(45)	(83)
Comfort Suites	588	46,427	117	9,779	10	(6)	(8)
Quality	1,795	151,708	71	5,712	114	30	(69)
Ascend Hotel Collection	173	15,652	61	6,180	28	13	(14)
Clarion	301	42,330	24	2,832	16	(1)	(27)
Sleep Inn	391	28,368	114	6,400	11	(1)	(8)
MainStay Suites	58	4,309	76	3,403	5	—	(1)
Econo Lodge	936	56,389	38	2,426	45	2	(49)
Rodeway Inn	569	32,740	38	2,256	81	8	(37)
Suburban	62	6,876	11	842	4	—	(6)
Cambria	27	3,503	70	10,039	2	—	—
Totals	6,514	516,122	775	62,547	393	—	(302)

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
Our franchise sales organization is structured to support the Company’s efforts to leverage its core strengths in order to take advantage of opportunities for further growth. The franchise sales organization employs both sales managers as well as franchise sales directors. This organization emphasizes the benefits of affiliating with the Choice system, our commitment to improving hotel profitability, our central reservation delivery services, our marketing and customer loyalty programs, our revenue management services, our training and support systems (including our proprietary property management systems) and our Company’s track record of growth and profitability to potential franchisees. Franchise sales directors are assigned to specific brands to leverage their brand expertise to enhance product consistency and deal flow. Our sales managers ensure each prospective hotel is placed in the appropriate brand, facilitate teamwork and information sharing amongst the sales directors and provide better service to our potential franchisees. The structure of this organization supports the Company’s efforts to leverage its core strengths in order to take advantage of opportunities for further growth. Integrating our brands and strategies allow our brand teams to focus on understanding, anticipating and meeting the unique needs of our customers.
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

Franchise Agreements
Our standard domestic franchise agreements grant franchisees the non-exclusive right to use certain of our trademarks and receive other benefits of our franchise system to facilitate the operation of their franchised hotel at a specified location. Our standard domestic franchise agreements generally have terms ranging between 10 and 30 years. Generally, either party to our standard domestic franchise agreement can terminate the agreement prior to the conclusion of the agreement’s term under certain circumstances, such as upon designated anniversaries of the agreement, subject to applicable law. Early termination options give us flexibility in eliminating or re-branding properties for reasons other than contractual failure by the franchisee. This allows us the opportunity to strengthen our brand portfolio in various markets by replacing weaker performing hotels. We also have the right to terminate a franchise agreement if a franchisee fails to bring the property into compliance with contractual or quality standards within specified periods of time. The franchise agreements also typically contain liquidated damages provisions which represent a fair measure of damages that our franchisee and we agree should be paid to us upon an early termination of the franchise agreement.
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
Franchise agreements are individually negotiated and vary among the different Choice brands and franchises, but we believe generally are competitive with the industry standard within their market group. Franchise fees usually have three primary components: an initial, one-time affiliation fee; a royalty fee; and a marketing and reservation system fee.
Our standard franchise fees are as follows:
QUOTED FEES BY BRAND AS OF DECEMBER 31, 2016

Brand	Initial Fee Per Room/Minimum	Royalty Fees (3)	Marketing and Reservation System Fees (3)
Cambria hotel & suites	$500/$60,000	5.00%	4.00%
Comfort Inn	$500/$50,000	6.00%	3.50%
Comfort Suites	$500/$50,000	6.00%	3.50%
Quality Inn	$300/$35,000	5.00%	3.50%
Ascend Hotel Collection	$375/$30,000	4.00%	2.50%
Clarion	$300/$40,000	4.50%	3.00%
Sleep Inn	$300/$40,000	5.00%	3.50%
MainStay Suites	$300/$30,000	5.00%	2.50%
Econo Lodge	$250/$25,000	5.00%	3.00%
Rodeway Inn	$125/$15,000	(1)	(2)
Suburban Extended Stay Hotel	$225/$30,000	5.00%	2.50%
____________________________

(1)	Royalty rate is $46.00 per room per month or 4% of gross room revenue.

(2)	Marketing and reservation system fees are 7% of gross room revenue delivered through the Company's Central Reservations System or 2.5% of gross room revenue.

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

Franchise Operations
Our operations are designed to help our franchisees improve RevPAR and lower their operating and development costs, as these are the measures of performance that most directly impact franchisee profitability. Our focus is to not only increase the number of reservations delivered to our franchisees but also to increase the percentage of guest reservations processed through our proprietary channels. We believe that our proprietary channels, which include our loyalty program, propriety internet sites (including mobile and tablet applications), global sales programs and interfaces with global distribution systems, deliver guests to our hotels at the lowest cost and the highest average daily rates. We believe that by helping our franchisees become more profitable we will enhance our ability to both retain our existing franchisees, attract new franchisees, and improve the pricing of our franchise agreements. The key aspects of our franchise operations are:
Brand Name Marketing and Advertising. Our hotels are typically located in areas conveniently accessible to business and leisure travelers and therefore a significant portion of our hotel room nights are sold to guests who either walk-in or contact the hotel directly. As a result, we believe that brand name recognition and the strength of the brand reputation are important factors in influencing business and leisure traveler hotel accommodation choices.
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
We operate a loyalty program, Choice Privileges, for all of the Choice brands to attract and retain travelers by rewarding stays with points towards free hotel nights and other rewards. Choice Privileges participants can earn points redeemable for free nights in Choice brand properties. The Company also offers guests the ability to earn airline miles for qualifying stays redeemable for flights with various airline partners as well as redeem points for gift certificates at participating retailers. These programs allow us to conduct lower cost, more targeted marketing campaigns to our consumers, deliver incremental business to our franchised hotels and are an important selling point for our franchise sales personnel. Choice Privileges members contribute over a third of the Company’s domestic gross room revenues and the program had approximately 29.5 million members worldwide as of December 31, 2016. Growing the membership of the Choice Privileges program as well as increasing the number of room nights consumed by existing members will continue to be a focus of the Company.
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
Central Reservation System ("CRS"). Our central reservation system consists of our toll-free telephone reservation system, our proprietary internet site, mobile phone and tablet reservation applications, interfaces with global distribution systems, and other internet reservations sites. We strive to improve the percentage of business delivered by our CRS as room nights reserved through these channels are typically at higher average daily rates than reservations booked directly through the property. In addition, increasing the percentage of business delivered through the CRS improves our value proposition to a hotel owner and therefore assists in retention of existing and acquisition of new franchisees.
Our CRS provides a data link to our franchised properties as well as to travel reservation systems such as Amadeus, Galileo, SABRE and Worldspan that facilitate the reservation process for travel agents and corporate travelers. We also offer rooms for sale on our own proprietary internet site (www.choicehotels.com) and mobile applications as well as those of OTA's and other third-party internet referral or booking services.
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
We continue to implement our integrated reservation and distribution strategy to improve reservations delivery, reduce franchisee costs and improve franchisee satisfaction by enhancing our website, choicehotels.com. We design our marketing campaigns to drive reservation traffic directly to our proprietary channels to minimize the impact that third party reservation sites may have on the pricing of our franchisees' inventory. In addition, we have introduced programs such as our Best Internet Rate Guarantee program which has greatly reduced the ability of the travel intermediaries to undercut the published rates at our franchisees' hotels. Further, we selectively distribute franchisees' inventory to key third party travel intermediaries that we have established agreements with to drive additional business to our franchisees' hotels. These agreements typically offer our brands preferred placement on these third party sites at reduced transaction fees. We continue to educate our individual franchisees about the unfavorable impact to their business of contracting with sites with which we do not have preferred agreements. We currently have agreements with many but not all major online third party booking sites.
Property Management Systems. Our proprietary property and yield management system, choiceADVANTAGE, is designed to help franchisees maximize profitability and compete more effectively by assisting them in managing their room inventory, rates and reservations. choiceADVANTAGE synchronizes each hotel’s inventory with our central reservation system, giving our reservation sales agents last room sell capabilities at every hotel. Our property management system also includes a proprietary revenue management feature ("SmartRates") that calculates and suggests optimum rates based on each hotel’s past performance and projected occupancy. These tools are critical to business delivery and yield improvement as they facilitate a franchisees’ ability to effectively manage hotel operations, determine appropriate rates, drive occupancy and participate in our marketing programs. As a cloud based solution, the choiceADVANTAGE system reduces each hotel’s investment in on-site computer equipment typically resulting in a lower total cost of ownership for property management systems than traditional on-site solutions.
Quality Assurance Programs. Consistent quality standards are critical to the success of a hotel franchise. We have established quality standards for all of our franchised brands that cover cleanliness conditions, brand standards and minimum service offerings. We inspect properties for compliance with our quality standards when application is made for admission to the franchise system. The compliance of existing franchisees with quality standards is monitored through scheduled and unannounced quality assurance reviews conducted periodically at the property and through the use of guest surveys. Properties that fail to maintain a minimum score are reinspected on a more frequent basis until deficiencies are cured, or until such properties are terminated. To encourage compliance with quality standards, various brand-specific incentives and awards are used to reward franchisees that maintain consistent quality standards. We identify franchisees whose properties operate below minimum quality standards and assist them to comply with brand specifications. Franchisees who fail to improve on identified quality matters may be subject to consequences ranging from written warnings, the payment of re-inspection, non-compliance and guest satisfaction fees, attendance at mandatory training programs and ultimately to the termination of the franchise agreement. Actual consequences, if any, are determined in the Company’s discretion on a case-by-case basis and may take into account a variety of factors apart from a franchisee’s level of compliance with our quality standards and brand specifications.
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

Competition
Competition among franchise lodging brands is intense in attracting potential franchisees, retaining existing franchisees and generating reservations for franchisees. Franchise contracts are typically long-term in nature, but most allow the hotel owner to opt-out of the agreement at mutually agreed upon anniversary dates.
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
Since our franchising revenues are based on franchisees’ gross room revenues or number of rooms, our prospects for growth are largely dependent upon the ability of our franchisees to compete in the lodging market, our ability to convert competitor franchises and independent hotels to our brands and the ability of existing and potential franchisees to obtain financing to construct new hotels.
The ability of a hotel to compete may be affected by a number of factors, including the location and quality of the property, the abilities of the franchisee, the number and quality of competing lodging facilities nearby, its affiliation with a recognized name brand and general regional and local economic conditions. We believe the effect of local economic conditions on our results is substantially reduced by our range of products and room rates and the geographic diversity of our franchised properties, which are open and operating in 50 states, the District of Columbia and over 40 countries and territories outside the United States.
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
Regulation
The Federal Trade Commission ("FTC"), various states and certain other foreign jurisdictions (including Australia, France, Canada, and Mexico) regulate the sale of franchises. The FTC requires franchisors to make extensive disclosure to prospective franchisees but does not require registration. A number of states in which our franchisees operate require registration and disclosure in connection with franchise offers and sales. In addition, several states have "franchise relationship laws" that, among other things, limit the ability of the franchisor to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. While our franchising operations have not been materially adversely affected by such regulations, we cannot predict the effect of future regulation or legislation.
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

SkyTouch Technology
SkyTouch Technology ("SkyTouch") is a division of the Company that develops and markets cloud-based technology products to the hotel industry including inventory management, pricing and connectivity to third party channels to hoteliers not under franchise agreements with the Company. SkyTouch was announced in March 2013 and represented less than 1% and 3% of the Company's total revenues and operating expenses for the year ended December 31, 2016.
SkyTouch sells, manages, and supports a large, widely distributed cloud-based property management system, known as SkyTouch Hotel OS®, to branded chains and independent hotels, which is designed to help them to achieve growth and to improve operating performance and the guest experience. SkyTouch Hotel OS® is based on the Company’s award-winning, proprietary technology platform, choiceADVANTAGE, that was first introduced over a decade ago to meet the needs of its franchisees and is currently utilized by over 5,900 of the Company's franchised hotels. SkyTouch Hotel OS® offers many of the same functions of the choiceADVANTAGE platform, including managing reservations, guest stays, and rates on any device with an internet connection as well as the ability to connect seamlessly with other systems used by branded chains and independent hotels. SkyTouch Hotel OS® has been enhanced to add distribution management services, and offers central reservation system interfaces utilizing hotel technology next generation specifications for ease of deployment and partnership with other technology providers.
The SkyTouch platform includes a mobile-native interface that offers fast and secure mobile functionality to the major elements of property management and housekeeping. The interface includes quick, mobile-friendly views of key operational data such as ADR, Occupancy, "Availability for Tonight," which is designed to help improve management efficiency. Housekeeping functionality allows real-time, two-way communication between managers and staff that helps improve the guest experience. Developed with a responsive design and an adaptable mobile support strategy, the interface is optimized as a true cloud-based application for smart phones and tablets, while still accessible from desktops.
SkyTouch also provides onsite and remote installation and training, and 24/7 phone support to its clients. SkyTouch’s online training includes simulation-based, highly interactive e-Learning modules with the option to modify and create additional content to meet the needs of hoteliers.
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

Employees
We employed approximately 1,789 people in our global operations as of February 16, 2017. None of our employees are represented by unions or covered by collective bargaining agreements. We consider our relations with our employees to be good.

EXECUTIVE OFFICERS OF CHOICE HOTELS INTERNATIONAL, INC.
The name, age, title, present principal occupation, business address and other material occupations, positions, offices and employment of each of the executive officers of the Company as of December 31, 2016 are set forth below. The business address of each executive officer is 1 Choice Hotels Circle, Suite 400, Rockville, Maryland 20850.

Name	Age	Position
Stewart W. Bainum, Jr.	70	Chairman of the Board of Directors
Stephen P. Joyce	56	Chief Executive Officer
Patrick S. Pacious	50	President and Chief Operating Officer
Simone Wu	51	Senior Vice President, General Counsel, Corporate Secretary & External Affairs
David A. Pepper	49	Chief Development Officer
Patrick J. Cimerola	48	Chief Human Resources Officer
Scott E. Oaksmith	45	Senior Vice President, Finance and Chief Accounting Officer
Stewart W. Bainum, Jr. Director from 1977 to 1996 and since 1997. Chairman of the Board of Choice Hotels International, Inc., from March 1987 to November 1996 and since October 1997; Director of the Board of Realty Investment Company, Inc., a real estate management and investment company, from December 2005 through December 2016 and Chairman from December 2005 through June 2009; Director of the Board of Sunburst Hospitality Corporation, a real estate developer, owner and operator, from November 1996 through December 2016 and Chairman from November 1996 through June 2009. Director of SunBridge Manager, LLC from September 2011 through December 2016. He was a director of Manor Care, Inc., from September 1998 to September 2002, serving as Chairman from September 1998 until September 2001. From March 1987 to September 1998, he was Chairman and Chief Executive Officer of Manor Care, Inc. He served as President of Manor Care of America, Inc., and Chief Executive Officer of ManorCare Health Services, Inc., from March 1987 to September 1998, and as Vice Chairman of Manor Care of America, Inc., from June 1982 to March 1987.
Stephen P. Joyce. Chief Executive Officer since May 2016, President & Chief Executive Officer from June 2008 until May 2016, and President & Chief Operating Officer from May 2008 until June 2008. Prior to joining the Company, he was employed by Marriott International as Executive Vice President, Global Development/Owner and Franchise Services from 2005 until April 2008 and held several other senior executive positions during his 26-year tenure with Marriott International, Inc. Mr. Joyce is a director of DineEquity, Inc.
Patrick S. Pacious. President & Chief Operating Officer since May 2016 and Chief Operating Officer from January 2014 until May 2016. He was Executive Vice President, Global Strategy & Operations from February 2011 through December 2013. He was Senior Vice President Corporate Strategy and Information Technology from August 2009 to February 2011. He was Senior Vice President, Corporate Development and Strategy from December 2007 to August 2009. He was Vice President, Corporate Development and Innovation from May 2006 to December 2007 and was Senior Director of Corporate Strategy from July 2005 to May 2006. Prior to joining the Company, he was employed by Bearingpoint Inc. as a Senior Manager from 2002 until 2005 and Arthur Andersen Business Consulting LLP as a Senior Manager from 1996 until 2002.
Simone Wu. Senior Vice President, General Counsel, Corporate Secretary & External Affairs since joining the company in February 2012. Prior to joining the Company, she was employed by XO Communications and its affiliates as Executive Vice President, General Counsel and Secretary from 2011 until 2012, Senior Vice President, General Counsel and Secretary from 2006 to 2011, Vice President, the acting General Counsel and Secretary from 2005 to 2006, Vice President and Assistant General Counsel from 2004 until 2005, and Senior Corporate Counsel from 2001 until 2004. Before that she was Vice President of Legal and Business Affairs at LightSource Telecom, held legal and business positions at MCI and AOL, and began her legal career in 1989 at Skadden, Arps, Slate, Meagher & Flom.
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
Scott E. Oaksmith. Senior Vice President, Finance & Chief Accounting Officer since May 2016 and Controller of the Company from September 2006 until May 2016. He was Senior Director & Assistant Controller of Choice from February 2004 to September 2006. He was Director, Marketing and Reservations, Finance from October 2002 until February 2004. Prior to joining the Company, he was employed by American Express Tax & Business Services, Inc. from January 1994 to October 2002, last serving as Senior Manager from October 2000 to October 2002.

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
Our success and growth prospects depend on the strength and desirability of our brands, particularly the Comfort brand which represents a significant portion of our business. We believe that hotel operators choose lodging franchisors based primarily on the value and quality of each franchisor’s brand and services, the extent to which affiliation with that franchisor may increase the hotel operator’s reservations and profits, and the franchise fees charged. Demographic, economic or other changes in markets may adversely affect the desirability of our brands and, correspondingly, the number of hotels franchised under the Choice brands.
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
Increasing use by consumers of alternative internet reservation channels may decrease loyalty to our brands and our existing distribution channels, and may influence our distribution strategies, in ways that may adversely affect us.

A significant, and increasing, percentage of hotel rooms are booked through internet travel intermediaries. If these intermediaries are successful in continuing to increase their share of bookings, or are otherwise successful in executing strategies to strengthen their commercial and contractual ties to our hotels and hotel guests, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contractual and operational concessions from our franchisees or us.
Moreover, some of these internet travel intermediaries hope that consumers will eventually develop brand loyalties to their reservations systems rather than to our lodging brands and our existing distribution channels. As the internet travel intermediary industry continues to consolidate, and/or if well-known or well-financed companies decide to enter the internet travel intermediary space, the resources that the internet travel intermediaries have available and may be willing to apply toward their own marketing and customer loyalty could significantly exceed the resources that we are able to apply for the same purposes.
The increasing use of alternative internet reservation channels influences the way in which we utilize and market the benefits of our existing distribution channel. For example, we have introduced programs such as "Best Internet Rate Guarantee" and a closed-user group pricing to encourage bookings directly through our distribution system. However, there can be no assurance that current margins or levels of utilization associated with these or other strategies will succeed in increasing the booking percentages to our direct channels at the expense of channels controlled by travel intermediaries. In addition, our implementation of programs such as closed-user group pricing may cause travel intermediaries to respond by diverting business away from our hotels, by removing or marginalizing our hotels in search results on their platforms.
Finally, there can be no assurance that we will be able to maintain stable commercial or contractual relationships with every significant internet travel intermediary, and any resulting instability may have a significant adverse impact on our business, if for example, our brands are not available through one or more of such intermediaries. Relatedly, we may not be able to negotiate mutually acceptable agreements, or renegotiate extensions of agreements with existing internet travel intermediaries upon their expiration, and any such renegotiated or extended agreement may not be entered into on terms as favorable as the provisions that existed before such expiration, replacement or renegotiation.

We and our franchisees are reliant upon technology and the disruption or malfunction in our information systems could adversely affect our business.
The lodging industry depends upon the use of sophisticated technology and systems including those utilized for reservations, property management, procurement, hotel revenue management, operation of our customer loyalty programs and our administrative systems. Consequently, disruptions or malfunctions in technology can impact our revenue as well as our ability to retain existing franchisees and attract new franchisees to our system. The operation of many of these systems is dependent upon third party data communication networks and software upgrades, maintenance and support. These technologies can be expected to require refinements and there is the risk that advanced new technologies will be introduced. There can be no assurance that as various systems and technologies become outdated or new technology is required we will be able to replace or introduce them as quickly as our competitors or within budgeted costs for such technology.
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
We are subject to risks related to cybersecurity.
The hospitality industry is under increasing attack by cyber-criminals. These attacks can be deliberate attacks or unintentional events that could result in unauthorized disclosure of sensitive information or cause interruptions or delays in our business, loss of data, or render us unable to process reservations. Accordingly, an extended interruption in the ability of any system to function could significantly curtail, directly and indirectly, our ability to conduct our business and generate revenue. We have experienced, and expect to continue to be subject to, cybersecurity threats and incidents, none of which have been material to the Company to date.
We seek to minimize the impact of these attacks through various technologies, processes and practices designed to help protect our networks, systems, computers and data from attack, damage or unauthorized access. However, there are no guarantees that our cyber-security practices will be sufficient to thwart all attacks. While we carry cyber breach, property and business operation interruption insurance, we may not be sufficiently compensated for all losses we may incur. These losses include not only a loss of revenues but also potential reputational damage to our brands and litigation, fines or regulatory action against us. Furthermore, the Company may also incur substantial remediation costs to repair system damage as well as satisfy liabilities for stolen assets or information that may further reduce our profits.
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
We are subject to risks relating to the acquisition of new brands or lines of business
From time-to-time, we consider acquisitions of new brands that complement our current portfolio of brands. In many cases, we will be competing for these opportunities with third parties who may have substantially greater financial resources or different or lower acceptable return requirements than we do. There can be no assurance that we will be able to identify acquisition candidates, acceptable new markets or complete transactions on commercially reasonable terms or at all. If transactions are consummated or new markets entered, there can be no assurance that any anticipated benefits will actually be realized. Similarly, there can be no assurance that we will be able to obtain additional financing for acquisitions or investments, or that the ability to obtain such financing will not be restricted by the terms of our existing debt agreements. Furthermore, if events or changes in circumstances indicate that the carrying value of the acquisition costs are not recoverable, we may be required to record a significant non-cash impairment charge in our financial statements which may negatively impact our results of operations and shareholders' equity.
New brands may not be accepted by franchisees and consumers
We have developed and launched additional hotel brands, such as Cambria hotels and suites and Ascend Hotel Collection, and may develop and launch additional brands in the future. There can be no assurance regarding the level of acceptance of new brands in the development and consumer marketplaces, that costs incurred to develop the brands will be recovered or that the anticipated benefits from these new brands will be realized.
Our investment in new business lines is inherently risky and could disrupt our core business.
In March 2013, we launched our SkyTouch division which develops and markets cloud-based technology products to the hotel industry. In 2015, we acquired a Netherlands-based company that provides software as a service solutions for vacation rental management companies. We expect to continue to invest in these new lines of business and may in the future invest in other new business strategies, products, services, and technologies.
Such investments generally involve significant risks and uncertainties, including distraction of management from our core franchising operations, unanticipated expenses, inadequate return of capital on our investments, and unidentified issues and risks not discovered in our development or analysis of such strategies and offerings. For SkyTouch, additional specific risks and uncertainties include, among others, a limited history as a stand-alone operating business, the willingness of our potential competitors to enter into a business relationship with one of our operating divisions, the ability to develop and offer innovative products that appeal to hoteliers, continuing market acceptance of SkyTouch's enterprise cloud-based technology products, security threats to processed and stored data, intense competition in the technology industry, protection of intellectual property rights, and claims of infringement of the intellectual property of third parties.
Because these ventures are software and technology businesses, they are inherently risky, and there can be no assurance that our investments will be successful. If we do not realize the financial or strategic goals that are contemplated at the time we commit to significant investments in support of these ventures, our reputation, financial condition, operating results and growth trajectory may be impacted.
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
Development activities that involve our co-investment or financing and guaranty support for third parties may result in losses.
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
•the possibility that the parties with which we have entered into a co-investment, financing or guaranty relationships could become bankrupt or otherwise lack the financial resources to meet their obligations, or could have or develop business interests, policies or objectives that are inconsistent with ours; and
•that conditions within credit or capital markets may limit the ability of franchisees to raise additional debt or equity that may be required for completion of projects.
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

We have invested, and expect to continue to invest in real estate and other hospitality related joint ventures. Joint venturers often have shared control over the operation of the joint venture assets and therefore these investments may involve risks such as the possibility that the co-venturer in an investment might become bankrupt or not have the financial resources to meet its obligations, or have economic or business interests or goals that are inconsistent with our business interests or goals. Consequently, actions by a co-venturer might subject us to additional risk, require greater financial support from the Company than initially forecasted or result in actions that are inconsistent with our business interests or goals.
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
We cannot assure you that our business will generate sufficient cash flow from operations to enable us to pay our indebtedness or to fund our other liquidity needs. If we fail to generate sufficient cash flow from future operations to meet our debt service obligations, we may need to refinance all or a portion of our debt on or before maturity. We cannot assure you that we will be able to refinance any of our debt on attractive terms, commercially reasonable terms or at all. Our future operating performance and our ability to service, extend or refinance our indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. Our present indebtedness and future borrowings could have important adverse consequences to us, such as:

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
In addition, past economic downturns reduced tax revenues for United States federal and state governments and as a result proposals to increase taxes from corporate entities have been considered at various levels of government. Among the options have been a range of proposals included in the tax and budget policies recommended to the United States Congress by the United States Department of the Treasury to modify the federal tax rules related to the imposition of United States federal corporate income taxes for companies operating in multiple United States and foreign tax jurisdictions. If such proposals are enacted into law, this could increase our effective tax rate. Legislative and regulatory changes, including tax reform, may be more likely in the current Presidency and Congress. Changes to the tax laws or interpretations thereof, with or without retroactive application, could materially and adversely affect us. At this time, we cannot predict how any changes in the tax laws might affect our business or results of operations.
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
The Company utilizes third party operators to provide significant franchise services, such as providing general reservation call center services, providing loyalty member call center support, providing data center co-location services, inspecting its franchisees and providing support and data for the use of its property management system. In addition, the Company relies on third party providers to provide market and competitor information that is utilized in the Company's strategic decision making process. The failure of any third-party operator or provider to make decisions, perform their services, discharge their obligations, deal with regulatory agencies, provide accurate information and comply with laws, rules and regulations could result in material adverse consequences to our business.
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
We lease two office buildings and own a third office building in Phoenix, AZ, which houses our reservation and property systems' information technology operations and our SkyTouch division. The Company also rents office space for regional offices in Australia, United Kingdom, Canada, Germany, Italy, France, the Netherlands, India, Mexico, Dallas, TX and Chevy Chase, MD.
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

QUARTERLY MARKET PRICE RANGE OF COMMON STOCK AND CASH DIVIDENDS DECLARED

	Market Price Per Share		Cash Dividends Declared Per Share
Quarters Ended	High	Low
2015
March 31,	$65.31	$53.12	$0.195
June 30,	$64.40	$53.92	$0.195
September 30,	$55.95	$45.21	$0.195
December 31,	$54.66	$46.91	$0.205
2016
March 31,	$54.32	$40.78	$0.205
June 30,	$53.76	$43.61	$0.205
September 30,	$50.08	$44.28	$0.205
December 31,	$57.38	$43.70	$0.215
The Company currently pays a quarterly dividend on its common stock. However, the declaration of future dividends is subject to the discretion of the board of directors. We expect that regular quarterly cash dividends will continue to be declared and paid at a comparable rate in the future, subject to various factors, including future business performance, economic conditions and changes in the current income tax regulations. In addition, the Company's unsecured revolving credit facility contains limitations on the Company's ability to pay dividends. For example, the Company may not pay dividends if there is an existing event of default under the credit facility or if the payment would create an event of default. Furthermore, if the Company's total leverage, as defined in the credit facility, exceeds 4.0 to 1.0, the Company is generally restricted from paying aggregate dividends in excess of $50 million during any calendar year.

As of February 16, 2017, there were 1,335 holders of record of the Company’s common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases and redemptions of the Company's common stock made by the Company during the year ended December 31, 2016.

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1),(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2016	96,031	$47.71	72,515	1,589,696
February 29, 2016	84,638	45.63	—	1,589,696
March 31, 2016	8,069	51.33	—	1,589,696
April 30, 2016	556	51.74	—	1,589,696
May 31, 2016	—	—	—	1,589,696
June 30, 2016	419,883	46.18	419,883	1,169,813
July 31, 2016	119,527	47.01	119,527	1,050,286
August 31, 2016	—	—	—	1,050,286
September 30, 2016	1,284	47.87	—	1,050,286
October 31, 2016	1,554	44.50	—	1,050,286
November 30, 2016	36,964	50.12	30,391	1,019,895
December 31, 2016(3)	846	54.35	—	4,019,895
Total	769,352	$46.70	642,316	4,019,895
____________________________

(1)
The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998. The program has no fixed dollar amount or expiration date. Since the program's inception through December 31, 2016, we have repurchased 48.7 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.3 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 81.7 million shares at an average price of $15.38 per share.

(2)
During the year ended December 31, 2016, the Company redeemed 127,036 shares of common stock from employees to satisfy the option price and minimum tax-withholding requirements related to the exercising of options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were not part of the board repurchase authorization.

(3)	In December, 2016, the Company's board of directors authorized an increase under the Company's existing stock purchase program by 3.0 million shares.

STOCKHOLDER RETURN PERFORMANCE

The graph below matches Choice Hotels International, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NYSE Composite index and the S&P Hotels, Resorts & Cruise Lines index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2011 to 12/31/2016.

	12/11	6/12	12/12	6/13	12/13	6/14	12/14	6/15	12/15	6/16	12/16
Choice Hotels International, Inc.	$100.00	$105.96	$120.01	$142.94	$178.32	$172.42	$206.48	$201.28	$188.56	$179.58	$213.15
NYSE Composite	100.00	105.83	115.99	127.57	146.47	156.60	156.36	157.84	149.97	157.31	167.87
S&P Hotels, Resorts & Cruise Lines	100.00	118.63	125.18	130.11	161.67	172.26	200.56	202.33	208.31	185.53	223.98

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data.
We derived the selected consolidated statements of income data for the years ended December 31, 2016, 2015 and 2014 and the selected consolidated balance sheet data as of December 31, 2016 and 2015 from our audited consolidated financial statements included in this annual report. We derived the selected consolidated statements of income data for the years ended December 31, 2013 and 2012 and the selected consolidated balance sheet data as of December 31, 2014, 2013 and 2012 from our previously issued consolidated financial statements which are not included in this annual report. Our historical results are not necessarily indicative of the results expected for any future period.
You should read the selected historical financial data together with the consolidated financial statements and related notes appearing in this annual report, as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other financial information included elsewhere in this annual report.

Company results (in millions, except per share data)

	As of and for the year ended December 31,
	2012	2013	2014	2015	2016
Total Revenues	$692.7	$724.7	$758.0	$859.9	$924.6
Operating Income	$193.5	$196.2	$214.6	$225.3	$238.9
Income from continuing operations, net of income taxes	$121.3	$113.4	$121.5	$128.0	$139.4
Income from discontinued operations, net of income taxes	$0.3	$0.4	$1.7	$—	$—
Basic earnings per share:
Continuing operations	$2.09	$1.94	$2.08	$2.24	$2.48
Discontinued operations	$—	$—	$0.03	$—	$—
Diluted earnings per share:
Continuing operations	$2.08	$1.92	$2.07	$2.22	$2.46
Discontinued operations	$0.01	$0.01	$0.03	$—	$—
Total Assets	$507.6	$540.1	$637.9	$717.0	$852.5
Long-Term Debt	$833.8	$772.3	$772.7	$812.9	$839.4
Cash Dividends Declared Per Common Share	$11.15	$0.74	$0.75	$0.79	$0.83
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

•
Operating and net income in 2013 reflect an increased investment in the Company's SkyTouch division, which was launched in March 2013, that develops and markets cloud-based technology products to the hotel industry, totaling approximately $6.6 million. Net income was further reduced by the issuance of unsecured senior notes in the principal amount of $400 million as well as a $350 million senior secured credit facility to pay a special cash dividend totaling approximately $600.7 million in the second and third quarters of 2012. The issuance of this debt resulted in interest expense for the year ended December 31, 2013 increasing by approximately $15.3 million over the prior year. These items represented a net decline in diluted EPS of $0.24 per share.

•
Operating and net income in 2014 reflect a full year of operations for the Company’s SkyTouch division which was launched in March 2013 as well as an increased investment in the sales and marketing capabilities of the division. As a result, the net operating loss of the division increased by approximately $7.1 million. In addition, 2014 operating and net income were reduced by termination benefits of $1.2 million resulting from the termination of certain employees. Discontinued operations for 2014 reflect the sale of the Company’s three company-owned MainStay Suites hotels which resulted in a $2.8 million pre-tax gain.

•
Total revenues and operating income were impacted by the acquisition of Maxxton in August 2015. The acquisition resulted in approximately $2.2 million of additional revenue and a $3.2 million negative impact on operating income in 2015. In addition, in December 2014 the Company acquired, through legal settlement of a past due note receivable, an office building in Columbus, Ohio with existing tenants and operations. 2015 includes a full year of revenues and expenses related to its operations. The office building provided $1.0 million in additional revenue and $0.6 million in operating income for the year ended December 31, 2015.

•
Total revenues for the year ended December 31, 2016 increased due to the recognition of previously deferred marketing and reservation system revenues resulting from a change in the Company's expiration policy for the Choice Privileges membership program and the recordation of a full-year of operations for the Company’s Maxxton vacation rentals software division, which was acquired in August of 2015. These items resulted in an increase in total revenues from the prior year of $17.1 million and $3.7 million, respectively. In addition, in 2016, operating and net income were reduced by termination benefits of $5.4 million resulting from the termination of an executive officer and certain employees. Net income was also favorably impacted by the adoption of Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which requires that excess benefits and tax deficiencies be recognized as income tax expense or benefit to the income statement. The adoption of this ASU had a $3.4 million favorable impact to net income in 2016.

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

Overview
We are primarily a hotel franchisor with franchise agreements representing 6,514 hotels open and 775 hotels under construction, awaiting conversion or approved for development as of December 31, 2016, with 516,122 rooms and 62,547 rooms, respectively, in 50 states, the District of Columbia and more than 40 countries and territories outside the United States. Our brand names include Comfort Inn, Comfort Suites, Quality, Clarion, Ascend Hotel Collection, Sleep Inn, Econo Lodge, Rodeway Inn, MainStay Suites, Suburban Extended Stay Hotel and Cambria hotels & suites (collectively, the "Choice brands").
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
Our business strategy is to conduct direct franchising in those international markets where both franchising is an accepted business model and we believe our brands can achieve significant scale. We elect to enter into master franchise agreements in those markets where direct franchising is currently not a prevalent or viable business model. When entering into master franchising relationships, we strive to select partners that have professional hotel and asset management capabilities together with the financial capacity to invest in building the Choice brands in their respective markets. Master franchising relationships typically provide lower revenues to the Company as the master franchisees are responsible for managing certain necessary services (such as training, quality assurance, reservations and marketing) to support the franchised hotels in the master franchise area and therefore retain a larger percentage of the hotel franchise fees to cover their expenses. In certain circumstances, the Company has and may continue to make equity investments in our master franchisees. As a result of master franchise relationships and international market conditions, our revenues are primarily concentrated in the United States. Therefore, our description of the franchise system is primarily focused on the domestic operations.
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
With a focus on hotel franchising instead of ownership, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our business provides opportunities to improve operating results by increasing the number of franchised hotel rooms and effective royalty rates of our franchise contracts resulting in increased initial and relicensing fee revenue; ongoing royalty fees and procurement services revenues. In addition, our operating results can also be improved through our company-wide efforts related to improving property level performance. The Company currently estimates, based on its current domestic portfolio of hotels under franchise, that a 1% change in revenue per available room ("RevPAR") or rooms under franchise would increase or decrease royalty revenues by approximately $3.0 million and a 1 basis point change in the Company’s effective royalty rate would increase or decrease domestic royalties by approximately $0.7 million. In addition to these revenues, we also collect marketing and reservation system fees to support centralized marketing and reservation activities for the franchise system.
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
We are required by our franchise agreements to use the marketing and reservation system fees we collect for system-wide marketing and reservation activities. These expenditures, which include advertising costs and costs to maintain our central reservations and property management systems, help to enhance awareness and increase consumer preference for our brands and deliver guests to our franchisees. Greater awareness and preference promotes long-term growth in business delivery to our franchisees and increases the desirability of our brands to hotel owners and developers, which ultimately increases franchise fees earned by the Company.
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
We believe that executing our strategic priorities creates value for our shareholders. Our Company focuses on two key goals:
Profitable Growth. Our success is dependent on improving the performance of our hotels, increasing our system size by selling additional hotel franchises, effective royalty rate improvement and maintaining a disciplined cost structure. We attempt to improve our franchisees’ revenues and overall profitability by providing a variety of products and services designed to increase business delivery to and/or reduce operating and development costs for our franchisees. These products and services include national marketing campaigns, maintaining a guest loyalty program, a central reservation system, property and yield management programs and systems, revenue management services, quality assurance standards and qualified vendor relationships. We believe that healthy brands, which deliver a compelling return on investment for franchisees, will enable us to sell additional hotel franchises and raise royalty rates. We have established multiple brands that meet the needs of many types of guests, and can be developed at various price points and applied to both new and existing hotels. This ensures that we have brands suitable for creating growth in a variety of market conditions. Improving the performance of the hotels under franchise, growing the system through additional franchise sales and improving franchise agreement pricing while maintaining a disciplined cost structure are the keys to profitable growth.
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

Historically, we have returned value to our shareholders through share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. Since the program's inception through December 31, 2016, we have repurchased 48.7 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.3 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 81.7 million shares at an average price of $15.38 per share. The Company has purchased 0.6 million shares of common stock under the share repurchase program for the year ended December 31, 2016. In December 2016, the Company's board of directors approved increasing the number of shares authorized for repurchase by 3.0 million shares. As a result at December 31, 2016, we had approximately 4.0 million shares remaining under the current share repurchase authorization. We currently believe that our cash flows from operations will support our ability to complete the current repurchase authorization. Upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
The Company commenced paying quarterly dividends in 2004 and in 2012 the Company elected to pay a special cash dividend totaling approximately $600 million. The Company currently maintains the payment of a quarterly dividend on its common shares outstanding, however the declaration of future dividends are subject to the discretion of the board of directors. During the fourth quarter of 2016, the Company's board of directors announced a 5% increase to the quarterly dividend rate to $0.215 per common share outstanding. During the year ended December 31, 2016, the Company paid cash dividends totaling approximately $46.2 million. We expect to continue to pay dividends in the future, subject to declaration by our board of directors as well as future business performance, economic conditions, changes in income tax regulations and other factors, including limitations in the Company's credit facility. Based on our present dividend rate and outstanding share count, we expect that aggregate annual regular dividends for 2017 would be approximately $48.4 million.
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
In March 2013, the Company announced the launch of a new division, SkyTouch Technology ("SkyTouch"), which develops and markets cloud-based technology products for the hotel industry. Since inception, the Company has made significant investments in product development and sales efforts to expand its customer base. As a result, the division has incurred costs in excess of revenues in each year of its existence. For the year ended December 31, 2016 the division had an operating loss of $17.9 million. At this time, the Company believes that its operations of the SkyTouch division beginning in 2017 will not require the same pace of investment as compared to past periods, and as a result, the Company expects that revenues generated by the SkyTouch division will approximate its selling, general and administrative expenses for the year ended December 31, 2017.
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

Liquidity and Capital Resources: Historically, the Company has generated significant cash flows from operations. Since our business has not historically required significant reinvestment of capital, we typically utilize cash in ways that management believes provide the greatest returns to our shareholders which include share repurchases and dividends. However, we may determine to utilize cash for acquisitions and other investments in the future. We believe the Company’s cash flow from operations and available financing capacity is sufficient to meet the expected future operating, investing and financing needs of the business.
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
Hotel Franchising Revenues: The Company utilizes franchising revenues, which exclude revenues from marketing and reservation system activities, the SkyTouch Technology division, an operation that provides software as a service solutions to vacation rental management companies, and revenue generated from the ownership of an office building that is leased to a third-party, rather than total revenues when analyzing the performance of the business. Marketing and reservation activities are excluded from franchising revenues since the Company is contractually required by its franchise agreements to use the fees collected for marketing and reservation activities; as such, no income or loss to the Company is generated. Cumulative marketing and reservation system fees not expended are recorded as a liability in the Company’s financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements. Cumulative marketing and reservation expenditures incurred in excess of fees collected for marketing and reservation activities are deferred and recorded as an asset in the Company’s financial statements and recovered in future periods. SkyTouch is a division of the Company that develops and markets cloud-based technology products, including inventory management, pricing and connectivity to third party channels, to hoteliers not under franchise agreements with the Company. SkyTouch and our vacation rental technology solutions provider operations are excluded from hotel franchising revenues since those operations do not reflect the Company's core hotel franchising business but represent adjacent, complimentary lines of business. This non-GAAP measure is a commonly used measure of performance in our industry and facilitates comparisons between the Company and its competitors.
Calculation of Hotel Franchising Revenues

	Year Ended December 31,
	(in thousands)
	2016	2015	2014
Total Revenues	$924,641	$859,878	$757,970
Adjustments:
Marketing and reservation system revenues	(525,716)	(488,763)	(412,619)
Non-hotel franchising activities	(8,816)	(4,416)	(600)
Hotel Franchising Revenues	$390,109	$366,699	$344,751

Operations Review
Comparison of 2016 and 2015 Operating Results

Summarized financial results for the years ended December 31, 2016 and 2015 are as follows:

	2016	2015
	(in thousands)
REVENUES:
Royalty fees	$320,547	$301,508
Initial franchise and relicensing fees	23,953	24,680
Procurement services	31,226	27,071
Marketing and reservation system	525,716	488,763
Other	23,199	17,856
Total revenues	924,641	859,878
OPERATING EXPENSES:
Selling, general and administrative	148,728	134,254
Depreciation and amortization	11,705	11,542
Marketing and reservation system	525,716	488,763
Total operating expenses	686,149	634,559
Gain on sale of assets, net	403	—
Operating income	238,895	225,319
OTHER INCOME AND EXPENSES, NET:
Interest expense	44,446	42,833
Interest income	(3,535)	(1,580)
Other (gains) and losses	(1,504)	(820)
Equity in net (income) loss of affiliates	(492)	901
Total other income and expenses, net	38,915	41,334
Income before income taxes	199,980	183,985
Income taxes	60,609	55,956
Net income	$139,371	$128,029
Results of Operations
The Company recorded income before income taxes of $200.0 million for the year ended December 31, 2016, a $16.0 million or 9% increase from the same period of the prior year. The increase in income before income taxes primarily reflects a $13.6 million increase in operating income, a $2.0 million increase in interest income, an increase of $0.7 million in other (gains) losses, a $1.4 million increase in equity in net (income) loss of affiliates, partially offset by an increase in interest expense of $1.6 million.
Operating income increased $13.6 million primarily due to a $23.4 million or 6% increase in the Company’s hotel franchising revenues, a $0.4 million gain on sale of assets, and an increase of $4.4 million in non-hotel franchising revenues, offset by a $14.5 million or 11% increase in SG&A expenses.
Hotel Franchising Revenues: Hotel franchising revenues were $390.1 million for the year ended December 31, 2016 compared to $366.7 million for the year ended December 31, 2015, a 6% increase. The increase in franchising revenues is primarily due to a $19 million or 6% increase in royalty revenues, a $4.2 million or 15% increase in procurement services fees and a $5.3 million increase in other revenues.
Royalty Fees
Domestic royalty fees for the year ended December 31, 2016 increased $19.3 million to $300.7 million from $281.3 million in 2015, an increase of 7%. The increase in domestic royalties is attributable to a 3.9% increase in domestic RevPAR, a 1.0% increase in the number of domestic franchised hotel rooms and an increase in the effective royalty rate. System-wide RevPAR increased due to a 3.0% increase in average daily rates accompanied by a 50 basis point increase in occupancy rates.

The Company's effective royalty rate of the domestic hotel system increased from 4.30% for the year ended December 31, 2015, to 4.41% for the year ended December 31, 2016. The increase in the effective royalty rate is attributable to improved royalty rate pricing on recently executed domestic franchise agreements as well as annual contractual royalty rate increases contained in existing franchise agreements.
A summary of the Company’s domestic franchised hotels operating information for the years ending December 31, 2016 and 2015 is as follows:

	2016			2015*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$92.56	65.6%	$60.70	$89.68	65.0%	$58.25	3.2%	60	bps	4.2%
Comfort Suites	96.32	69.3%	66.74	93.89	68.3%	64.16	2.6%	100	bps	4.0%
Sleep	82.08	65.1%	53.47	80.41	63.9%	51.41	2.1%	120	bps	4.0%
Quality	77.80	59.1%	45.99	75.06	58.2%	43.69	3.7%	90	bps	5.3%
Clarion	82.35	58.3%	48.01	79.85	57.2%	45.63	3.1%	110	bps	5.2%
Econo Lodge	61.41	54.1%	33.22	59.61	53.5%	31.90	3.0%	60	bps	4.1%
Rodeway	63.04	55.7%	35.08	59.75	56.3%	33.64	5.5%	(60)	bps	4.3%
MainStay	76.29	65.2%	49.70	77.02	67.1%	51.71	(0.9)%	(190)	bps	(3.9)%
Suburban	49.96	75.5%	37.72	47.61	75.5%	35.95	4.9%	—	bps	4.9%
Cambria hotel & suites	131.73	76.3%	100.46	NA	NA	NA	NA	NA		NA
Ascend Hotel Collection	129.97	58.1%	75.52	127.27	58.5%	74.47	2.1%	(40)	bps	1.4%
Total	$82.64	61.7%	$51.00	$80.24	61.2%	$49.08	3.0%	50	bps	3.9%
_________________________
* Totals for the year ended December 31, 2015 have been revised from previous disclosures to include the operating statistics for the Cambria hotel & suites brand. Operating statistics for Cambria hotel & suites have been excluded for 2015 since the brand had fewer than 25 units open and operating for the 12 month period.
The number of domestic rooms on-line increased by 1.0% to 404,498 rooms as of December 31, 2016 from 400,372 as of December 31, 2015. The total number of domestic hotels on-line increased by 1.6% to 5,362 as of December 31, 2016, from 5,276 as of December 31, 2015. Our unit growth has outpaced the growth in our rooms primarily due to the Company's multi-year strategy to rejuvenate the Comfort family of brands by terminating under-performing hotels that no longer meet the Comfort brand standards. Hotels terminated from the Comfort brand family may be repositioned to a more suitable brand within the Company's family of brands or exit our franchise system. As a result of this strategy our unit growth has been driven primarily by brands with lower average room counts than the Comfort family of brands. A summary of the domestic hotels and available rooms at December 31, 2016 and 2015 by brand is as follows:

	December 31, 2016		December 31, 2015		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	%	Rooms	%
Comfort Inn	1,113	86,310	1,156	89,545	(43)	(3.7)%	(3,235)	(3.6)%
Comfort Suites	565	43,610	569	43,949	(4)	(0.7)%	(339)	(0.8)%
Sleep	379	27,097	377	27,047	2	0.5%	50	0.2%
Quality	1,447	114,582	1,379	110,116	68	4.9%	4,466	4.1%
Clarion	167	22,941	175	24,449	(8)	(4.6)%	(1,508)	(6.2)%
Econo Lodge	857	52,791	856	52,978	1	0.1%	(187)	(0.4)%
Rodeway	565	32,515	513	28,880	52	10.1%	3,635	12.6%
MainStay	56	4,108	52	3,846	4	7.7%	262	6.8%
Suburban	59	6,561	62	6,994	(3)	(4.8)%	(433)	(6.2)%
Cambria hotel & suites	27	3,503	25	3,113	2	8.0%	390	12.5%
Ascend Hotel Collection	127	10,480	112	9,455	15	13.4%	1,025	10.8%
Total Domestic Franchises	5,362	404,498	5,276	400,372	86	1.6%	4,126	1.0%

Domestic hotels open and operating increased by 86 hotels during the year ended December 31, 2016 compared to an increase of 55 domestic hotels open and operating during the year ended December 31, 2015. Gross domestic franchise additions decreased from 308 for the year ended December 31, 2015 to 299 for the same period in 2016. New construction hotels represented 45 of the gross domestic additions during year ended December 31, 2016 compared to 55 hotels in the same period of the prior year. Gross domestic additions for conversion hotels during the year ended December 31, 2016 increased by 1 from 253 hotels during the year ended December 31, 2015 to 254 hotels as of December 31, 2016. The decrease in new construction hotel openings reflects the variability in timing of hotel openings from period to period as the Company has experienced an increase in the execution of new construction franchise agreements over the last several years. The timing of new construction hotel openings typically average 18 to 36 months to open after the franchise agreement is executed. Conversion hotel openings reflect new conversion franchise agreements executed in 2016 which approximated 2015 levels. Conversion hotels typically open three to four months after the execution of a franchise agreement.
Net domestic franchise terminations decreased from 253 for the year ended December 31, 2015 to 213 for the year ended December 31, 2016. The decrease in net terminations primarily reflects a decline in the number of hotels removed from our franchise system for non-compliance with the Company's brand standards and rules and regulations.
International royalties decreased $0.3 million from $20.2 million in the year ended December 31, 2015 to $19.9 million for the same period in 2016 despite a 4.2% increase in the number of rooms available primarily due to unfavorable foreign currency fluctuations and RevPAR performance in the countries in which we operate as well as the timing of new room openings which occurred later in the year. International available rooms increased by 4,513 rooms to 111,624 as of December 31, 2016 from 107,111 as of December 31, 2015. The total number of international hotels on-line increased from 1,147 at December 31, 2015 to 1,152 at December 31, 2016. International rooms available grew at a faster pace than unit growth due to a focus on new entrants with higher per room counts than currently in the Company's international system.
Initial Franchise and Relicensing Fees
Domestic initial franchise fee revenue, included in the initial franchise and relicensing fees caption of the Company's statements of income, generated from executed franchise agreements decreased $1.8 million to $11.8 million for 2016 from $13.6 million for 2015. Domestic initial franchise fee revenue decreased approximately 13% despite a 2% increase in the number of new executed franchise agreements primarily due to an increase in franchise agreements containing forgivable promissory note incentives in 2016 compared to the same period of 2015. Executed franchise agreements increased from 630 franchise agreements, representing 47,744 rooms, executed in 2015 to 645 franchise agreements, representing 50,336 rooms executed as of December 31, 2016. Revenues associated with agreements including incentives are deferred and recognized when the incentive criteria are met or the agreement is terminated, whichever comes first.
During 2016, 201 of the executed agreements were for new construction hotel franchises, representing 15,566 rooms, compared to 173 contracts, representing 13,057 rooms for 2015. The increase in new construction franchise agreements primarily reflect continuing improvement in lodging fundamentals including an increasing RevPAR environment and demand above industry supply during 2016 which is typically a catalyst for increased construction of new hotels. Conversion hotel franchise executed contracts totaled 444 representing 34,770 rooms for the year ended December 31, 2016 compared to 457 agreements representing 34,687 rooms for the year ended December 31, 2015.

A summary of executed domestic franchise agreements by brand for the years ended December 31, 2016 and 2015 is as follows:

	2016			2015			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	37	38	75	37	39	76	—%	(3)%	(1)%
Comfort Suites	43	3	46	45	6	51	(4)%	(50)%	(10)%
Sleep	50	1	51	34	—	34	47%	NM	50%
Quality	2	174	176	3	193	196	(33)%	(10)%	(10)%
Clarion	3	32	35	—	12	12	NM	167%	192%
Econo Lodge	2	65	67	—	60	60	NM	8%	12%
Rodeway	—	102	102	—	104	104	NM	(2)%	(2)%
MainStay	29	—	29	27	—	27	7%	NM	7%
Suburban	—	2	2	1	6	7	(100)%	(67)%	(71)%
Ascend Hotel Collection	9	25	34	5	32	37	80%	(22)%	(8)%
Cambria hotel & suites	26	2	28	21	5	26	24%	(60)%	8%
Total Domestic System	201	444	645	173	457	630	16%	(3)%	2%
Relicensing fees include fees charged to the new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system as well as fees required to renew expiring franchise contracts. Domestic relicensing contracts increased 10% from 374 during 2015 to 412 for the year ended December 31, 2016. Renewals of expired contracts increased 24% from 34 for the year ended December 31, 2015 to 42 during the current year. As a result of the 11% increase in relicensing and renewal contracts, domestic relicensing and renewal revenues increased 12% from $10.4 million in 2015 to $11.6 million for 2016.
As of December 31, 2016, the Company had 721 franchised hotels with 56,396 rooms under construction, awaiting conversion or approved for development in its domestic system compared to 606 hotels and 46,441 rooms at December 31, 2015. The number of new construction franchised hotels in the Company’s domestic pipeline increased 24% to 492 at December 31, 2016 from 397 at December 31, 2015. The growth in the number of new construction hotels in the domestic pipeline reflects the 16%, 9% and 79% increase in new construction franchise agreements executed in 2016, 2015 and 2014, respectively. New construction hotels typically average 18 to 36 months to open after the franchise agreement is executed. The number of conversion franchised hotels in the Company’s domestic pipeline increased by 20 units or 10% from December 31, 2015 to 229 hotels at December 31, 2016 primarily due to the timing of hotel openings and the timing of signing new conversion franchise agreements. Conversion hotels typically open within three to four months after the execution of the franchise agreement. The Company had an additional 54 franchised hotels with 6,151 rooms under construction, awaiting conversion or approved for development in its international system as of December 31, 2016 compared to 114 hotels and 11,689 rooms at December 31, 2015. While the Company’s hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.

A summary of the domestic franchised hotels under construction, awaiting conversion or approved for development at December 31, 2016 and 2015 by brand is as follows:

	December 31, 2016			December 31, 2015			Variance
							Conversion		New Construction		Total
	Conversion	New Construction	Total	Conversion	New Construction	Total	Units	%	Units	%	Units	%
Comfort Inn	38	94	132	38	83	121	—	—%	11	13%	11	9%
Comfort Suites	3	114	117	3	95	98	—	—%	19	20%	19	19%
Sleep	1	108	109	—	81	81	1	NM	27	33%	28	35%
Quality	54	5	59	53	5	58	1	2%	—	—%	1	2%
Clarion	17	4	21	7	2	9	10	143%	2	100%	12	133%
Econo Lodge	33	4	37	23	4	27	10	43%	—	—%	10	37%
Rodeway	37	1	38	47	2	49	(10)	(21)%	(1)	(50)%	(11)	(22)%
MainStay	—	75	75	—	60	60	—	NM	15	25%	15	25%
Suburban	5	5	10	5	8	13	—	—%	(3)	(38)%	(3)	(23)%
Ascend Hotel Collection	35	22	57	28	19	47	7	25%	3	16%	10	21%
Cambria hotel & suites	6	60	66	5	38	43	1	20%	22	58%	23	53%
	229	492	721	209	397	606	20	10%	95	24%	115	19%
Procurement Services: Revenues increased $4.2 million or 15% from $27.1 million for the year ended December 31, 2015 to $31.2 million for the year ended December 31, 2016. The increase in procurement services revenue primarily reflects the implementation of new brand programs as well as an increased volume of business transacted with existing and new qualified vendors and strategic alliance partners.
Other Income: Revenue increased $5.3 million from the year ended December 31, 2015 to $23.2 million for the year ended December 31, 2016. The increase in other income is primarily due to an increase of $0.7 million related to support and consulting fees earned by the Company's SkyTouch division and a $3.7 million increase in revenues related to the Company's vacation rental division.
Selling, General and Administrative Expenses: The cost to operate the franchising business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $148.7 million for 2016, an increase of $14.5 million from the 2015 total of $134.3 million.
SG&A expenses for the year end December 31, 2016 and 2015 include approximately $28.1 million and $24.1 million, respectively related to the Company's SkyTouch division and vacation rental divisions, and expenses related to the operations of an office building leased to third parties. Excluding the SG&A expenses for non-hotel franchising activities, SG&A for the year end December 31, 2016 increased $10.5 million or 9.5% from $110.1 million in the prior year to $120.6 million in the current year primarily due to a $4.5 million increase in employee termination benefits, a $2.3 million increase in expenses related to the fluctuation of the fair market value in the Company's non-qualified deferred compensation plans, as well as increased costs related to franchise support. SG&A expenses for the Company's non-hotel franchising activities increased $4 million in 2016, primarily due to the August 2015 acquisition of a company that provides software as a service solutions for vacation rental management companies, as well as increased spending on other vacation rental initiatives.
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
Total marketing and reservation system revenues increased 8% or $37.0 million from $488.8 million for the year ended December 31, 2015 to $525.7 million for the year ended December 31, 2016. Marketing and reservation system revenues reflect recognition of $30.7 million of previously deferred revenues in 2016 compared to $13.6 million in the prior year. The increase in the recognition of these revenues was primarily due to a change in the Company's expiration policy for the Choice Privileges membership program. In addition, revenues increased due to improved system fees resulting from RevPAR increases and increasing revenues from the Choice Privileges loyalty program resulting from the growth in program membership and increases in the average daily rate.
At December 31, 2016, cumulative marketing and reservation system costs exceeded cumulative marketing and reservation system revenues earned by $18.1 million compared to cumulative marketing and reservation system fees billed exceeding expenses by $30.7 million as of December 31, 2015. The deficit and excess are reflected as an other long-term asset and liability, respectively, in the accompanying consolidated balance sheets.
Gain on Sale of Assets, Net: The Company purchased real estate as part of a program to incent franchise development in strategic markets or to pursue hotel development through joint ventures. For the year ended December 31, 2016, the Company sold properties to franchise developers for a net gain of $0.4 million pursuant to this program.
Interest Income: Interest income increased $1.9 million from $1.6 million for the year ended December 31, 2015, to $3.5 million in the current year. The increase in interest income primarily reflects the issuance of additional notes receivable related to the Company's program to incent development of its Cambria hotel & suites brand in new markets. See Note 3 to the Company's consolidated financial statements for additional information.
Other (Gains) Losses: Other (gains) and losses increased from a gain of $0.8 million for the year ended December 31, 2015, to a gain of $1.5 million. The $0.7 million increase is primarily due to a $2.0 million increase in gains resulting from the fluctuation in the fair value of the investments held in the Company's non-qualified employee benefit plans, partially offset by a nonrecurring $1.3 million gain from the sale of the Company's interest in an unconsolidated joint venture recognized in 2015.
Income Taxes: The Company's effective income tax rates for continuing operations were 30.3% and 30.4%, for the years ended December 31, 2016 and 2015, respectively. The effective income tax rates for the years ended December 31, 2016 and 2015 were lower than the United States federal statutory rate of 35% primarily due to the recurring impact of foreign operations, partially offset by state income taxes. The effective income tax rate for the year ended December 31, 2016 was further reduced by the adoption of Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which requires that excess tax benefits and deficiencies from share-based compensation be recorded as tax expense or benefit in the income statement. The adoption resulted in a $3.4 million tax benefit for the year ended December 31, 2016. Additionally, the effective income tax rate for the year ended December 31, 2015 was reduced by the settlement of unrecognized tax positions.

Operations Review
Comparison of 2015 and 2014 Operating Results

Summarized financial results for the years ended December 31, 2015 and 2014 are as follows:

	2015	2014
	(in thousands)
REVENUES:
Royalty fees	$301,508	$287,538
Initial franchise and relicensing fees	24,680	19,481
Procurement services	27,071	23,819
Marketing and reservation system	488,763	412,619
Other	17,856	14,513
Total revenues	859,878	757,970
OPERATING EXPENSES:
Selling, general and administrative	134,254	121,418
Depreciation and amortization	11,542	9,365
Marketing and reservation	488,763	412,619
Total operating expenses	634,559	543,402
Operating income	225,319	214,568
OTHER INCOME AND EXPENSES, NET:
Interest expense	42,833	41,486
Interest income	(1,580)	(1,761)
Other (gains) and losses	(820)	427
Equity in net (income) loss of affiliates	901	658
Total other income and expenses, net	41,334	40,810
Income from continuing operations before income taxes	183,985	173,758
Income taxes	55,956	52,285
Income from continuing operations, net of income taxes	128,029	121,473
Income from discontinued operations, net of income taxes	—	1,687
Net income	$128,029	$123,160

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
Hotel Franchising Revenues: Hotel franchising revenues were $366.7 million for the year ended December 31, 2015 compared to $344.8 million for the year ended December 31, 2014, a 6% increase. The increase in hotel franchising revenues is primarily due to a $14 million or 5% increase in royalty revenues, a $5.2 million increase in initial franchise and relicensing fees, and a $3.3 million or 14% increase in procurement services fees.

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

A summary of the domestic hotels and available rooms at December 31, 2015 and 2014 by brand is as follows:

	December 31, 2015		December 31, 2014		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	%	Rooms	%
Comfort Inn	1,156	89,545	1,240	95,862	(84)	(6.8)%	(6,317)	(6.6)%
Comfort Suites	569	43,949	577	44,632	(8)	(1.4)%	(683)	(1.5)%
Sleep	377	27,047	371	26,811	6	1.6%	236	0.9%
Quality	1,379	110,116	1,284	104,454	95	7.4%	5,662	5.4%
Clarion	175	24,449	178	25,049	(3)	(1.7)%	(600)	(2.4)%
Econo Lodge	856	52,978	856	52,878	—	—%	100	0.2%
Rodeway	513	28,880	474	26,172	39	8.2%	2,708	10.3%
MainStay	52	3,846	45	3,568	7	15.6%	278	7.8%
Suburban	62	6,994	65	7,198	(3)	(4.6)%	(204)	(2.8)%
Ascend Hotel Collection	112	9,455	109	9,395	3	2.8%	60	0.6%
Cambria hotel & suites	25	3,113	22	2,642	3	13.6%	471	17.8%
Total Domestic Franchises	5,276	400,372	5,221	398,661	55	1.1%	1,711	0.4%
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

The Company executed 630 new domestic franchise agreements during 2015 representing 47,744 rooms compared to 566 agreements representing 44,467 rooms executed in the same period of 2014. During 2015, 173 of the executed agreements were for new construction hotel franchises, representing 13,057 rooms, compared to 159 contracts, representing 12,145 rooms for 2014. The increase in new construction franchise agreements primarily reflect continuing improvement of the lending environment for hotel construction and improving lodging fundamentals including an increasing RevPAR environment and continuing demand above industry supply which are typically a catalyst for increased construction of new hotels.
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
A summary of executed domestic franchise agreements by brand for the years ended December 31, 2015 and 2014 is as follows:

	2015			2014			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	37	39	76	31	24	55	19%	63%	38%
Comfort Suites	45	6	51	39	1	40	15%	500%	28%
Sleep	34	—	34	36	2	38	(6)%	(100)%	(11)%
Quality	3	193	196	3	166	169	—%	16%	16%
Clarion	—	12	12	1	28	29	(100)%	(57)%	(59)%
Econo Lodge	—	60	60	3	79	82	(100)%	(24)%	(27)%
Rodeway	—	104	104	3	76	79	(100)%	37%	32%
MainStay	27	—	27	20	3	23	35%	(100)%	17%
Suburban	1	6	7	4	5	9	(75)%	20%	(22)%
Ascend Hotel Collection	5	32	37	11	23	34	(55)%	39%	9%
Cambria hotel & suites	21	5	26	8	—	8	163%	NM	225%
Total Domestic System	173	457	630	159	407	566	9%	12%	11%
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

A summary of the domestic franchised hotels under construction, awaiting conversion or approved for development at December 31, 2015 and 2014 by brand is as follows:

	December 31, 2015			December 31, 2014			Variance
							Conversion		New Construction		Total
	Conversion	New Construction	Total	Conversion	New Construction	Total	Units	%	Units	%	Units	%
Comfort Inn	38	83	121	36	64	100	2	6%	19	30%	21	21%
Comfort Suites	3	95	98	—	75	75	3	NM	20	27%	23	31%
Sleep	—	81	81	2	72	74	(2)	(100)%	9	13%	7	9%
Quality	53	5	58	52	5	57	1	2%	—	—%	1	2%
Clarion	7	2	9	12	2	14	(5)	(42)%	—	—%	(5)	(36)%
Econo Lodge	23	4	27	32	5	37	(9)	(28)%	(1)	(20)%	(10)	(27)%
Rodeway	47	2	49	31	4	35	16	52%	(2)	(50)%	14	40%
MainStay	—	60	60	1	46	47	(1)	(100)%	14	30%	13	28%
Suburban	5	8	13	4	12	16	1	25%	(4)	(33)%	(3)	(19)%
Ascend Hotel Collection	28	19	47	14	20	34	14	100%	(1)	(5)%	13	38%
Cambria hotel & suites	5	38	43	—	21	21	5	NM	17	81%	22	105%
	209	397	606	184	326	510	25	14%	71	22%	96	19%
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
SG&A expenses for the year end December 31, 2015 and 2014 include approximately $24.1 million and $16.7 million, respectively related to the Company's SkyTouch division, expenses related to the operations of the Columbus office building acquired in December 2014, and vacation rental activities including a recently acquired company that provides software as a service solutions to vacation rental management companies.
Excluding the SG&A expenses for non-franchising activities, SG&A for the year end December 31, 2015 increased $5.3 million or 5% from $104.8 million in the prior year to $110.1 million in the current year primarily due to increased costs related to the Company's franchise development activities and expansion of the Company's franchised hotel quality assurance program.
Marketing and Reservations System: The Company’s franchise agreements require the payment of franchise fees, which include marketing and reservation system fees. The fees, which are primarily based on a percentage of the franchisees’ gross room revenues, are used exclusively by the Company for expenses associated with providing franchise services such as central reservation systems, national marketing and media advertising. The Company is contractually obligated to expend the marketing and reservation system fees it collects from franchisees in accordance with the franchise agreements; as such, no income or loss to the Company is generated. Cumulative marketing and reservation fees not expended are deferred and recorded as a liability in the Company's financial statements and carried over to the next fiscal year and expended in accordance with the franchise agreements. Conversely, cumulative marketing and reservation expenditures incurred in excess of fees billed for marketing and reservation activities are deferred and recorded as an asset in the Company's financial statements and recovered in future periods.
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
Income Taxes: The Company's effective income tax rates for continuing operations were 30.4% and 30.1%, for the years ended December 31, 2015 and 2014, respectively. The effective income tax rate for discontinued operations was 37.1% for the year ended December 31, 2014. The effective income tax rates from continuing operations for the periods ended December 31, 2015 and 2014 were lower than the United States federal income tax rate of 35% due to the recurring impact of foreign operations, partially offset by state income taxes. Additionally, the effective income tax rates for the periods ended December 31, 2015 and 2014 were reduced by the settlement of unrecognized tax positions.
Discontinued Operations: In the first quarter of 2014, the Company's management approved a plan to dispose of three Company owned Mainstay Suites hotels. As a result, the Company has reported the operations related to these three hotels as discontinued operations in this Form 10-K. Net income from discontinued operations was $1.7 million for the year ended December 31, 2014.

Liquidity and Capital Resources
Operating Activities
Net cash flows provided by operating activities were $152.0 million for the year ended December 31, 2016 compared to $165.1 million for the same period of 2015, a decrease of $13.1 million, primarily due to a $32.5 million decline in cash inflows from marketing and reservation activities and an increase in cash outflows due to the timing of working capital items, partially offset by an increase of $56.4 million of deferred revenue and a $5.7 million decrease in net disbursements on forgivable notes receivable provided to franchisees.
Net operating cash used by marketing and reservation activities totaled $21.4 million for the year ended December 31, 2016 compared to net operating cash provided by marketing and reservation activities of $11.1 million during the year ended December 31, 2015. The decline in cash provided by marketing and reservation activities primarily reflects a one-time deferral of revenue related to a change in the Company's expiration policy for the Company's loyalty program. Additionally, the Company expanded its information technology workforce in 2015 to support improvements to the Company's various property management and central reservation technologies that are designed to deliver guests to our franchised hotels.
In conjunction with brand and development programs, the Company provides financing to franchisees for property improvements and other purposes in the form of forgivable notes receivable. If the franchisee remains in the system in good standing over the term of the promissory note, the Company forgives the outstanding principal balance and related interest. Since these forgivable notes are predominantly forgiven ratably over the term of the promissory note rather than repaid, the Company classifies the related issuance and collections of these notes as operating activities. During the years ended December 31, 2016, 2015 and 2014, the Company's net advances for these purposes totaled $17.4 million, $23.1 million and $12.9 million, respectively. The timing and amount of these cash flows is dependent on various factors including the implementation of various development and brand incentive programs, the level of franchise sales and the timing of hotel openings. At December 31, 2016, the Company had commitments to extend an additional $188.2 million for these purposes provided certain conditions are met by its franchisees, of which $108.1 million is expected to be advanced in the next twelve months.

Investing Activities
Cash utilized in investing activities totaled $98.5 million, $99.8 million and $17.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. The decrease in cash utilized for investing activities from 2015 to 2016 primarily reflects the following items:
During the years ended December 31, 2016, 2015 and 2014, capital expenditures in property and equipment totaled $25.2 million, $27.8 million and $20.9 million, respectively. The decrease in capital expenditures primarily reflects decreased spending on upgrades of our central reservation system, yield management system, and purchases of technology hardware.
During the years ended December 31, 2016, 2015 and 2014, capital expenditures in intangible assets totaled $2.6 million, $0.7 million and $0.6 million, respectively. The increase in capital expenditures in intangible assets in 2016 primarily reflects the capitalization of qualified Software as a Service ("SaaS") contracts as a result of adopting Accounting Standards Update 2015-05, Intangibles - Goodwill and Other - Internal Use Software, which the Company adopted on January 1, 2016.
During the year ended December 31, 2016, the Company completed four acquisitions of real estate as part of its program to incent franchise development in strategic markets for certain brands. The aggregate purchase price for these acquisitions was $29.0 million consisting of $28.7 million cash with an additional $0.3 million of current liabilities assumed. In addition, the Company incurred $0.5 million in acquisition related costs, which were expensed in the period. During the year ended December 31, 2015, the Company completed two acquisition of real estate as part of its program to incent franchise development in strategic markets for certain brands. The aggregate purchase price for these acquisitions was $9.2 million.
During the year ended December 31, 2016, the Company realized proceeds of $11.5 million from the sale of three parcels of land and an interest in an unconsolidated joint venture that will develop into a Cambria hotel & suites. During the year ended December 31, 2015, the Company realized proceeds from the sale of assets totaling $6.3 million related to the sale of a parcel of land and an interest in an unconsolidated joint venture that developed and operated a Cambria hotel & suites. During the year ended December 31, 2014, the Company realized proceeds from the sale of assets totaling $15.6 million related to the sale of three company owned MainStay Suites hotels, a facility previously utilized as a call center and the sale of a parcel of land related to the development of a new Cambria hotel & suites.
In August 2015, the Company completed the acquisition of a company that provides software as a service solutions ("Saas") for vacation rental management companies. The total consideration was $23.6 million, which consisted of cash paid, net of cash acquired, of $13.3 million, deferred purchase price payable of $6.8 million, and liabilities assumed totaling $3.5 million. The deferred purchase price is payable over 5 years and is contingent on achievement of certain targets and continued employment. During the year ended December 31, 2016, the Company paid $1.3 million of this deferred purchase price.
During the year ended December 31, 2016, 2015 and 2014, the Company invested $34.7 million, $23.7 million and $17.8 million in joint ventures accounted for under the equity method of accounting. In addition, the Company received distributions from these joint ventures totaling $3.7 million and $0.5 million for the years ended December 31, 2016 and 2015, respectively. The Company's investment in these joint ventures primarily pertain to ventures that either support the Company's efforts to increase business delivery to its franchisees or promote growth of our emerging brands. At December 31, 2016, the Company had a commitment to extend an additional $21.4 million for these purposes within the next twelve months provided certain conditions are met.
The Company provides financing to franchisees for hotel development efforts and other purposes in the form of mezzanine and other notes receivable. These loans bear interest and are expected to be repaid in accordance with the terms of the loan agreements. During the years ended December 31, 2016, 2015 and 2014, the Company advanced $32.6 million, $36.9 million and $3.3 million for these purposes, respectively. In addition, the Company collected $11.1 million, $4.8 million and $11.3 million of these advances during the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, the Company had commitments to extend an additional $18.7 million for these purposes within the next twelve months provided certain conditions are met by its franchisees.
From time to time, our board of directors authorizes specific transactions and general programs which permit us to provide financing, investment and guarantees and similar credit support to qualified franchisees, as well as to acquire and resell real estate to incent franchise development. Since 2006, we have engaged in these financial support activities to encourage acceleration of the growth of our Cambria hotel & suites brand, primarily in strategic markets and locations. Over the next three to five years, depending on market and other conditions, we expect to continue to deploy capital in support of this brand and expect our investment to total approximately $475 million over that time period. The annual pace of future financial support activities will depend upon market and other conditions including among others, our franchise sales results, the environment for new construction hotel development and the hotel lending environment. Our support of the Cambria brand’s growth is expected to be primarily in the form of joint venture investments, forgivable key money loans, senior mortgage loans, development loans, mezzanine lending, and through the operation of a land-banking program. With respect to our lending and joint venture investments, we generally expect to recycle these loans and investments within a five year period. At December 31, 2016, the Company had approximately $204.1 million outstanding pursuant to these financial support activities.
Financing Activities
Financing cash flows relate primarily to the Company’s borrowings, open market treasury stock repurchases, acquisitions of shares in connection with the exercise or vesting of equity awards and dividends.
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
At December 31, 2016, the Company maintained a total leverage ratio of 2.87x and a consolidated fixed charge coverage ratio of 7.0x and was in compliance with all covenants under the credit agreement.

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
Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At December 31, 2016, the Company had been advanced approximately $3.7 million pursuant to these agreements and expects to receive the remaining $0.7 million over the next several years, subject to annual appropriations by the governmental entities. These advances bear interest at a rate of 3% per annum.

Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration of the Company's ten year corporate headquarters lease in 2023 will be forgiven in full. The advances will be included in long-term debt in Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all current performance conditions as of December 31, 2016.
Regular Quarterly Dividends
The Company currently maintains the payment of a quarterly dividend on its common shares outstanding, however, the declaration of future dividends are subject to the discretion of our board of directors. During the year ended December 31, 2016, 2015 and 2014, the Company paid cash dividends at a quarterly rate of $0.205, $0.195, $0.185, respectively, per share. In December 2016, the Company's board of directors increased the quarterly dividend rate to $0.215 per share, beginning with the first dividend payable in 2017, representing a 5% increase from the previous quarterly declarations.
During the year ended December 31, 2016, 2015 and 2014, the Company paid regular quarterly cash dividends totaling $46.2 million, $45.2 million and $43.5 million, respectively. We expect that cash dividends will continue to be paid in the future, subject to declaration by our board of directors, future business performance, economic conditions, changes in tax regulations and other matters. Based on our present dividend rate and outstanding share count, aggregate annual regular dividends for 2017 are estimated to be approximately $48.4 million.
Share Repurchases
During the year ended December 31, 2016, the Company repurchased 0.6 million shares of its common stock under the repurchase program at a total cost of $30.1 million. Through December 31, 2016, the Company repurchased 48.7 million shares of its common stock (including 33.0 million prior to the two-for-one stock split effected in October 2005) under the share repurchase program at a total cost of $1.3 billion. In December 2016, the Company's board of directors approved a 3 million share increase to the current share repurchase authorization. As a result, the Company had 4.0 million shares remaining under the current share repurchase authorization as of the year ended December 31, 2016. We currently believe that our cash flows from operations will support our ability to complete the current board of directors repurchase authorization and upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
Other items
Approximately $187.6 million of the Company's cash and cash equivalents at December 31, 2016 pertains to undistributed earnings of the Company's consolidated foreign subsidiaries. Since the Company's intent is for such earnings to be reinvested by the foreign subsidiaries, the Company has not provided additional United States income taxes on these amounts. While the Company has no intention to utilize these cash and cash equivalents in its domestic operations, any change to this policy would result in the Company incurring additional United States income taxes on any amounts utilized domestically.
The following table summarizes our contractual obligations as of December 31, 2016:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term debt (1)	$1,074.7	$44.3	$89.6	$514.1	$426.7
Purchase obligations (2)	230.3	150.0	73.8	5.4	1.1
Operating lease obligations	61.2	12.2	21.1	16.8	11.1
Other long-term liabilities (3)	28.2	—	9.2	5.3	13.7
Total contractual obligations	$1,394.4	$206.5	$193.7	$541.6	$452.6
____________________________

(1)	Long-term debt includes principal as well as interest payments. Assumes forward estimates of LIBOR rates as of December 31, 2016 for our variable interest rate debt.

(2)	Purchase obligations also include commitments to provide loan and joint venture financing under various Company programs.

(3)	Other long-term liabilities primarily consist of deferred compensation plan liabilities.

The total amount of unrecognized tax positions and the related interest and penalties totaled $3.4 million at December 31, 2016. Due to the uncertainty with respect to the timing of payments in individual years in connection with these tax liabilities, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, we have not included these amounts in the contractual obligations table above. See Note 17 to our consolidated financial statements for a discussion on income taxes.
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
The Company believes the likelihood of having to perform under the aforementioned limited payment guarantees was remote at December 31, 2016 and December 31, 2015.
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
Marketing and Reservation System Revenues and Expenses
The Company's franchise agreements require the payment of certain marketing and reservation system fees, which are used exclusively by the Company for expenses associated with providing franchise services such as national marketing, media advertising, central reservation systems and technology services. The Company is contractually obligated to expend the marketing and reservation system fees it collects from franchisees in accordance with the franchise agreements; as such, no net income or loss to the Company is generated. In accordance with our contracts, we include in marketing and reservation expenses an allocation of costs for certain activities, such as human resources, facilities, legal and accounting, required to carry out marketing and reservation activities.
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
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company’s foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including in certain circumstances the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $19.1 million at December 31, 2016, which we account for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
At December 31, 2016, the Company had $185.0 million of variable interest rate debt instruments outstanding at an effective rate of 2.23%. A hypothetical change of 10% in the Company’s effective interest rate from December 31, 2016 levels would increase or decrease annual interest expense by $0.4 million. The Company expects to refinance its fixed and variable long-term debt obligations prior to their scheduled maturities.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Choice Hotels International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Choice Hotels International, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders' deficit and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Choice Hotels International, Inc. and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Choice Hotels International, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
February 27, 2017

CONSOLIDATED FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2016	2015	2014
	(in thousands, except per share amounts)
REVENUES:
Royalty fees	$320,547	$301,508	$287,538
Initial franchise and relicensing fees	23,953	24,680	19,481
Procurement services	31,226	27,071	23,819
Marketing and reservation system	525,716	488,763	412,619
Other	23,199	17,856	14,513
Total revenues	924,641	859,878	757,970
OPERATING EXPENSES:
Selling, general and administrative	148,728	134,254	121,418
Depreciation and amortization	11,705	11,542	9,365
Marketing and reservation system	525,716	488,763	412,619
Total operating expenses	686,149	634,559	543,402
Gain on sale of assets, net	403	—	—
Operating income	238,895	225,319	214,568
OTHER INCOME AND EXPENSES, NET:
Interest expense	44,446	42,833	41,486
Interest income	(3,535)	(1,580)	(1,761)
Other (gains) losses	(1,504)	(820)	427
Equity in net (income) loss of affiliates	(492)	901	658
Total other income and expenses, net	38,915	41,334	40,810
Income from continuing operations before income taxes	199,980	183,985	173,758
Income taxes	60,609	55,956	52,285
Income from continuing operations, net of income taxes	139,371	128,029	121,473
Income from discontinued operations, net of income taxes	—	—	1,687
Net income	$139,371	$128,029	$123,160
Basic earnings per share:
Continuing operations	$2.48	$2.24	$2.08
Discontinued operations	—	—	0.03
	$2.48	$2.24	$2.11
Diluted earnings per share:
Continuing operations	$2.46	$2.22	$2.07
Discontinued operations	—	—	0.03
	$2.46	$2.22	$2.10

 The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Net income	$139,371	$128,029	$123,160
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	862	862	861
Foreign currency translation adjustment	(606)	(2,669)	(1,615)
Other comprehensive income (loss), net of tax	256	(1,807)	(754)
Comprehensive income	$139,627	$126,222	$122,406

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
	(in thousands, except share amounts)
ASSETS
Current assets
Cash and cash equivalents	$202,463	$193,441
Receivables (net of allowance for doubtful accounts of $8,557 and $8,719, respectively)	107,336	89,352
Income taxes receivable	316	5,486
Notes receivable, net of allowances	7,873	5,107
Other current assets	26,885	17,567
Total current assets	344,873	310,953
Property and equipment, at cost, net	84,061	88,158
Goodwill	78,905	79,327
Intangible assets, net	15,738	11,948
Notes receivable, net of allowances	110,608	82,572
Investments, employee benefit plans, at fair value	16,975	17,674
Investments in unconsolidated entities	94,839	67,037
Deferred income taxes	52,812	42,434
Other assets	53,657	16,907
Total assets	$852,468	$717,010
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$48,071	$64,431
Accrued expenses and other current liabilities	80,388	70,648
Deferred revenue	133,218	71,587
Current portion of long-term debt	1,195	1,191
Income taxes payable	796	159
Total current liabilities	263,668	208,016
Long-term debt	839,409	812,945
Deferred compensation and retirement plan obligations	21,595	22,859
Deferred income taxes	292	506
Other liabilities	38,853	68,583
Total liabilities	1,163,817	1,112,909
Commitments and Contingencies
Common stock, $0.01 par value; 160,000,000 shares authorized; 95,065,638 shares issued at December 31, 2016 and 2015 and 56,299,949 and 56,336,566 shares outstanding at December 31, 2016 and 2015, respectively	951	951
Additional paid-in-capital	159,045	149,895
Accumulated other comprehensive loss	(8,522)	(8,778)
Treasury stock (38,765,689 and 38,729,072 shares at December 31, 2016 and 2015, respectively), at cost	(1,070,383)	(1,052,864)
Retained earnings	607,560	514,897
Total shareholders’ deficit	(311,349)	(395,899)
Total liabilities and shareholders’ deficit	$852,468	$717,010

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015 (as adjusted)*	2014 (as adjusted)*
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$139,371	$128,029	$123,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,705	11,542	9,365
Gain on disposal of assets	(346)	(1,521)	(2,809)
Provision for bad debts, net	2,151	1,704	2,775
Non-cash stock compensation and other charges	15,458	11,805	9,706
Non-cash interest and other (income) loss	1,059	3,229	3,174
Deferred income taxes	(10,542)	615	(22,899)
Equity in net losses from unconsolidated joint ventures, less distributions received	1,025	3,279	2,200
Changes in assets and liabilities, net of acquisition:
Receivables	(21,919)	401	(14,250)
Advances to/from marketing and reservation activities, net	(21,449)	11,074	70,179
Forgivable notes receivable, net	(17,410)	(23,066)	(12,914)
Accounts payable	(13,689)	6,493	9,636
Accrued expenses and other current liabilities	5,225	5,166	6,678
Income taxes payable/receivable	5,775	808	139
Deferred revenue	61,646	5,251	5,297
Other assets	(8,703)	(5,792)	(1,250)
Other liabilities	2,678	6,062	(575)
Net cash provided by operating activities	152,035	165,079	187,612
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	(25,191)	(27,765)	(20,946)
Investment in intangible assets	(2,580)	(733)	(636)
Proceeds from sale of assets	11,462	6,347	15,612
Acquisitions of real estate	(28,583)	(9,200)	—
Business acquisition, net of cash acquired	(1,341)	(13,269)	—
Contributions to equity method investments	(34,661)	(23,737)	(17,789)
Distributions from equity method investments	3,700	518	—
Purchases of investments, employee benefit plans	(1,661)	(3,220)	(2,794)
Proceeds from sales of investments, employee benefit plans	1,911	3,170	964
Issuance of mezzanine and other notes receivable	(32,604)	(36,884)	(3,340)
Collections of mezzanine and other notes receivable	11,070	4,849	11,289
Other items, net	11	114	(6)
Net cash used in investing activities	(98,467)	(99,810)	(17,646)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	176	250
Net borrowings pursuant to revolving credit facilities	25,795	158,867	—
Principal payments on long-term debt	(988)	(130,501)	(10,108)
Proceeds from other debt agreements	550	—	—
Debt issuance costs	(284)	(2,169)	—
Purchase of treasury stock	(35,926)	(72,873)	(77,972)
Dividends paid	(46,182)	(45,214)	(43,529)
Proceeds from exercise of stock options	12,951	7,056	10,098
Net cash used in financing activities	(44,084)	(84,658)	(121,261)
Net change in cash and cash equivalents	9,484	(19,389)	48,705
Effect of foreign exchange rate changes on cash and cash equivalents	(462)	(2,049)	(1,621)
Cash and cash equivalents at beginning of period	193,441	214,879	167,795
Cash and cash equivalents at end of period	$202,463	$193,441	$214,879

Supplemental disclosure of cash flow information:
Cash payments during the year for:
Income taxes, net of refunds	$65,683	$54,990	$77,562
Interest, net of capitalized interest	$41,992	$40,056	$40,644
Non-cash investing and financing activities:
Dividends declared but not paid	$12,112	$11,548	$11,176
Equity method investments	$—	$—	$2,827
Investment in property, equipment and intangibles acquired in accounts payable and accrued liabilities	$3,648	$3,717	$15,670
Acquisitions, long-term debt assumed	$—	$—	$10,667
Sale of investment in unconsolidated joint venture	$2,350	$—	$—
*During 2016, the Company adopted ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, see discussion of adoption in Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(in thousands, except share amounts)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2013	58,638,863	$586	$117,768	$(6,217)	$(918,031)	$353,023	$(452,871)
Net income	—	—	—	—	—	123,160	123,160
Other comprehensive income	—	—	—	(754)	—	—	(754)
Share based payment activity	550,205	6	9,893	—	13,384	—	23,283
Dividends declared	—	—	—	—	—	(43,784)	(43,784)
Treasury purchases	(1,510,070)	(15)	—	—	(77,957)	—	(77,972)
Other	(341,278)	(4)	—	—	141	—	137
Balance as of December 31, 2014	57,337,720	$573	$127,661	$(6,971)	$(982,463)	$432,399	$(428,801)
Net income	—	—	—	—	—	128,029	128,029
Other comprehensive income	—	—	—	(1,807)	—	—	(1,807)
Share based payment activity	443,040	—	22,110	—	1,777	—	23,887
Dividends declared	—	—	—	—	—	(45,531)	(45,531)
Treasury purchases	(1,444,194)	—	—	—	(72,873)	—	(72,873)
Other	—	378	124	—	695	—	1,197
Balance as of December 31, 2015	56,336,566	$951	$149,895	$(8,778)	$(1,052,864)	$514,897	$(395,899)
Net income	—	—	—	—	—	139,371	139,371
Other comprehensive income	—	—	—	256	—	—	256
Share based payment activity	732,735	—	9,150	—	18,407	—	27,557
Dividends declared	—	—	—	—	—	(46,708)	(46,708)
Treasury purchases	(769,352)	—	—	—	(35,926)	—	(35,926)
Balance as of December 31, 2016	56,299,949	$951	$159,045	$(8,522)	$(1,070,383)	$607,560	$(311,349)

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements present the financial position, results of operations and cash flows of Choice Hotels International, Inc., a Delaware corporation and subsidiaries (the "Company"). The Company consolidates entities under its control, including variable interest entities where it is deemed to be the primary beneficiary. Investments in unconsolidated affiliates where the Company is not deemed to be the primary beneficiary but where the Company exercises significant influence over the operating and financial policies of the investee are accounted for by the equity method. All significant inter-company accounts and transactions have been eliminated in consolidation.
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
Marketing and Reservation System Revenues and Expenses
The Company’s franchise agreements require the payment of certain marketing and reservation system fees, which are used exclusively by the Company for expenses associated with providing franchise services such as national marketing, operating a guest loyalty program, media advertising, central reservation systems and technology services. The Company is contractually obligated to expend the marketing and reservation system revenue it collects from franchisees in accordance with the franchise agreements; as such, no income or loss to the Company is generated. In accordance with the franchise agreements, the Company includes in marketing and reservation system expenses an allocation of costs for certain activities, such as human resources, facilities, legal, accounting, etc., required to carry out marketing and reservation activities.
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
Marketing and reservation system revenues not expended in the current year are deferred and recorded as a liability in the Company's balance sheet and are carried over to the next fiscal year and expended in accordance with the franchise agreements or utilized to repay previous advances. Marketing and reservation system expenses incurred in excess of revenues are recorded as an asset in the Company's balance sheet, with a corresponding reduction in costs, and are similarly recovered in subsequent years. Under the terms of the franchise agreements, the Company may advance capital and incur costs as necessary for marketing and reservation activities and recover such advances through future fees.
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
The Company records bad debt expense in SG&A and marketing and reservation system expenses in the accompanying consolidated statements of income based on its assessment of the ultimate realizability of trade receivables considering historical collection experience and the economic environment. When the Company determines that an account is not collectible, the account is written-off to the associated allowance for doubtful accounts.
Advertising Costs
The Company expenses advertising costs as the advertising occurs. Advertising expense was $102.7 million, $116.9 million and $93.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Company includes advertising costs primarily in marketing and reservation system expenses on the accompanying consolidated statements of income.
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
Costs for computer software developed for internal use are capitalized during the application development stage and depreciated using the straight-line method over the estimated useful lives of the software. Software licenses pertaining to cloud computing arrangements that are capitalized are amortized using the straight-line method over the shorter of the cloud computing arrangement term or their useful lives.
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
Valuation of Intangibles and Long-Lived Assets
The Company evaluates the potential impairment of property and equipment and other long-lived assets, including franchise rights and other definite-lived intangibles, whenever an event or other circumstances indicates that the Company may not be able to recover the carrying value of the asset. When indicators of impairment are present, recoverability is assessed based on net, undiscounted expected cash flows. If the net, undiscounted expected cash flows are less than the carrying amount of the assets, an impairment charge is recorded for the excess of the carrying value over the fair value of the asset. We estimate the fair value of intangibles and long lived assets primarily using undiscounted cash flow analysis. The Company did not identify any indicators of impairment of long-lived assets during the years ended December 31, 2016, 2015 and 2014. Significant management judgment is involved in evaluating indicators of impairment and developing any required projections to test for recoverability or estimate the fair value of an asset. Furthermore, if management uses different projections or if different conditions occur in future periods, future-operating results could be materially impacted.
The Company evaluates the impairment of goodwill and intangible assets with indefinite lives on an annual basis, or during the year if an event or other circumstance indicates that the Company may not be able to recover the carrying amount of the asset. In evaluating these assets for impairment, the Company may elect to first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit or the indefinite lived intangible asset is less than its carrying amount. If the conclusion is that it is not more likely than not that the fair value of the asset is less than its carrying value, then no further testing is required. If the conclusion is that it is more likely than not that the fair value of the asset is less than its carrying value, then a two-step impairment test is performed for goodwill. For indefinite-lived intangibles, the carrying value is compared to the fair value of the asset and an impairment charge is recognized for any excess. The Company may elect to forego the qualitative assessment and move directly to the two-step impairment test for goodwill and the the fair value determination for indefinite-lived intangibles. The Company determines the fair value of its reporting units and indefinite-lived intangibles using income and market methods. The Company did not record any impairment of goodwill or intangible assets with indefinite lives during the years ended December 31, 2016, 2015 and 2014.
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
Foreign Operations
The United States dollar is the functional currency of the consolidated entities operating in the United States. The functional currency for the consolidated entities operating outside of the United States is generally the currency of the primary economic environment in which the entity primarily generates and expends cash. The Company translates the financial statements of consolidated entities whose functional currency is not the United States dollar into United States dollars. The Company translates assets and liabilities at the exchange rate in effect as of the financial statement date and translates income statement accounts using the weighted average exchange rate for the period. The Company includes translation adjustments from foreign exchange and the effect of exchange rate changes on inter-company transactions of a long-term investment nature as a separate component of shareholders’ deficit. The Company reports foreign currency transaction gains and losses and the effect of inter-company transactions of a short-term or trading nature in SG&A expenses on the consolidated statements of income. Foreign currency transaction losses for the years ended December 31, 2016, 2015 and 2014 were $0.8 million, $0.5 million and $1.1 million, respectively.
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
At December 31, 2016 and 2015, there were no outstanding derivative positions.
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
Recently Adopted Accounting Guidance

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ("ASU No. 2014-15"). ASU No. 2014-15 provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosure requirements. The footnote disclosure requirements are relevant if management has determined substantial doubt is present. This standard is effective for annual reporting periods ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company adopted this ASU for the annual period ending on December 31, 2016 and it did not have an impact on our consolidated financial statements.

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

The Company adopted the new guidance in the second quarter of 2016 and, in accordance with the provisions of ASU 2016-09 applied the required adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. The primary impact of adoption was the recognition of excess tax benefits in the Company's provision for income taxes rather than additional paid-in-capital during the year ended December 31, 2016. Additional amendments to the accounting for income taxes and minimum statutory withholding tax requirements had no impact to retained earnings as of January 1, 2016, where the cumulative effect of these changes are required to be recorded. The Company has elected to continue to estimate forfeitures based on an estimate of the number of awards that are expected to vest.

The Company also elected to apply the presentation requirements for cash flows related to excess tax benefits retrospectively which resulted in an increase to net cash provided by operating activities and an increase in net cash used by financing activities of $5.2 million and $3.7 million for the years ended December 31, 2015 and 2014, respectively.

Adoption of the new standard resulted in the recognition of tax benefits of $3.4 million in our provision for income taxes rather than additional paid-in-capital for the year ended December 31, 2016.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU No. 2017-01"). ASU No. 2017-01 clarifies the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The standard specifies when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business, and provides other evaluation criteria to identify if a set is a business. The ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted, including for interim or annual periods in which the financial statements have not been issued or made available for issuance. The Company adopted this ASU for the interim period beginning October 1, 2016 and it did not have an impact on our consolidated financial statements. The ASU will be applied prospectively to any transactions occurring within the period of adoption.

2.	Other Current Assets
Other current assets consist of the following at:

	December 31, 2016	December 31, 2015
	(in thousands)
Prepaid expenses	$22,210	$14,144
Other current assets	4,675	3,423
Total	$26,885	$17,567

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
The Company determined that approximately $1.9 million and $0.8 million of its mezzanine and other notes receivable were impaired at December 31, 2016 and 2015, respectively. The Company recorded an allowance for credit losses on these impaired loans of $1.6 million and $0.8 million for the years ended December 31, 2016 and 2015, respectively. For the years ended December 31, 2016 and 2015, the average mezzanine and other notes receivable on non-accrual status was approximately $1.4 million and $0.8 million, respectively. The Company recognized approximately $43 thousand and $33 thousand of interest income on impaired loans during the years ended December 31, 2016 and 2015, respectively, on the cash basis. The Company provided loan reserves on non-impaired loans totaling $0.8 million and $1.4 million at December 31, 2016 and 2015, respectively.
Past due balances of mezzanine and other notes receivable by credit quality indicators are as follows:

	30-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Mezzanine and Other Notes Receivables
As of December 31, 2016	(in thousands)
Senior	$—	$—	$—	$61,482	$61,482
Subordinated	—	—	—	9,336	9,336
Unsecured	—	—	—	3,618	3,618
	$—	$—	$—	$74,436	$74,436
As of December 31, 2015
Senior	$—	$—	$—	$40,388	$40,388
Subordinated	—	—	—	6,197	6,197
Unsecured	—	—	—	3,526	3,526
	$—	$—	$—	$50,111	$50,111
Variable Interest through Notes Issued
The Company has issued mezzanine and other notes receivables to certain entities that have created variable interests in these borrowers totaling $33.5 million at December 31, 2016. The Company has determined that it is not the primary beneficiary of these variable interest entities. Each of these loans have stated fixed and/or variable interest amounts. The Company has identified loans totaling approximately $2.0 million with stated interest rates that are less than market rate, representing a total discount of $0.2 million. These discounts are reflected as a reduction of the outstanding loan amounts and are amortized over the life of the related loan.
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
In accordance with the terms of the promissory notes, the initial principal balance and related interest are ratably reduced over the term of the loan on each anniversary date until the outstanding amounts are reduced to zero as long as the franchisee remains within the franchise system and operates in accordance with our quality and brand standards. As a result, the amounts recorded as an asset on the Company's consolidated balance sheet are also ratably reduced since the amounts forgiven no longer represent probable future economic benefits to the Company. The Company records the reduction of its recorded assets through amortization and marketing and reservation system expense on its consolidated statements of income. Since these forgivable promissory notes receivable are predominately forgiven ratably over the term of the promissory note rather than repaid, the Company classifies the issuance and collection of these notes receivable as operating activities in its consolidated statement of cash flows.
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
As of December 31, 2016 and 2015, the unamortized balance of these notes totaled $51.5 million and $44.3 million, respectively. The Company recorded an allowance for credit losses on these forgivable unsecured notes receivable of $5.0 million and $4.6 million at December 31, 2016 and 2015, respectively. At each of the years ended December 31, 2016 and 2015, the Company had $1.0 million and $1.2 million forgivable unsecured notes that were past due, respectively. Amortization expense included in the accompanying consolidated statements of income related to the notes was $9.0 million, $8.2 million and $5.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

A summary of the Company's notes receivable and related allowances are as follows:

	December 31, 2016			December 31, 2015
	(in thousands)
Credit Quality Indicator	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Total	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Total
Senior	$—	$61,482	$61,482	$—	$40,388	$40,388
Subordinated	—	9,336	9,336	—	6,197	6,197
Unsecured	51,475	3,618	55,093	44,333	3,526	47,859
Total notes receivable	51,475	74,436	125,911	44,333	50,111	94,444
Allowance for losses on non-impaired loans	5,013	1,647	6,660	4,615	1,364	5,979
Allowance for losses on receivables specifically evaluated for impairment	—	770	770	—	786	786
Total loan reserves	5,013	2,417	7,430	4,615	2,150	6,765
Net carrying value	$46,462	$72,019	$118,481	$39,718	$47,961	$87,679
Current portion, net	$333	$7,540	$7,873	$143	$4,964	$5,107
Long-term portion, net	46,129	64,479	110,608	39,575	42,997	82,572
Total	$46,462	$72,019	$118,481	$39,718	$47,961	$87,679

The Company classifies notes receivable due within one year as other current assets.
The following table summarizes the activity related to the Company’s Forgivable Notes Receivable and Mezzanine & Other Notes Receivable allowance for losses for the years ended December 31, 2016 and 2015:

	Year ended December 31, 2016		Year ended December 31, 2015
	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable
	(in thousands)
Beginning balance	$4,615	$2,150	$3,661	$2,326
Provisions	1,458	861	1,742	—
Recoveries	(96)	(164)	(739)	(176)
Write-offs	(666)	(430)	(752)	—
Other(1)	(298)	—	703	—
Ending balance	$5,013	$2,417	$4,615	$2,150
(1) Consists of default rate assumption changes and changes in foreign exchange rates

4.	Property and Equipment
The components of property and equipment are:

	December 31,
	2016	2015
	(in thousands)
Land and land improvements	$3,107	$3,107
Facilities in progress and software under development	19,825	21,089
Computer equipment and software	132,610	117,762
Buildings and leasehold improvements	37,232	37,205
Furniture, fixtures and equipment	16,919	17,158
Assets under capital lease	4,827	4,827
	214,520	201,148
Less: Accumulated depreciation and amortization	(130,459)	(112,990)
Property and equipment, at cost, net	$84,061	$88,158
As facilities in progress and software development are completed and placed in service, they are transferred to appropriate property and equipment categories and depreciation begins. Interest capitalized as a cost of property and equipment totaled $0.3 million for the years ended December 31, 2016 and 2015.
Unamortized capitalized software development costs at December 31, 2016 and 2015 totaled $37.8 million and $34.7 million, respectively. Amortization of software development costs for the years ended December 31, 2016, 2015 and 2014 totaled $11.8 million, $9.6 million and $6.3 million, respectively.
Depreciation has been computed for financial reporting purposes using the straight-line method. A summary of the ranges of estimated useful lives upon which depreciation rates are based follows:

Computer equipment and software	2-7 years
Buildings and leasehold improvements	10-40 years
Furniture, fixtures and equipment	3-8 years
Assets under capital leases	3-8 years
Depreciation expense, excluding amounts attributable to marketing and reservation activities, for the years ended December 31, 2016, 2015 and 2014 was $5.6 million, $4.3 million and $3.1 million, respectively. Accumulated amortization of capital leases, included in accumulated depreciation and amortization above, at December 31, 2016 and 2015 totaled $3.8 million and $2.9 million, respectively.

5.Goodwill
The following table details the carrying amount of our goodwill at December 31, 2016 and 2015:

	December 31,
	2016	2015
	(in thousands)
Goodwill	$79,097	$79,519
Accumulated impairment losses	(192)	(192)
Net carrying amount	$78,905	$79,327

The following is a summary of changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015:

	December 31, 2015	Acquisitions	Foreign Exchange	Impairment	December 31, 2016
Franchising	$65,813	$—	$—	$—	$65,813
Other	13,514	—	(422)	—	13,092
	$79,327	$—	$(422)	$—	$78,905

	December 31, 2014	Acquisitions(1)	Foreign Exchange	Impairment	December 31, 2015
Franchising	$65,813	$—	$—	$—	$65,813
Other	—	13,682	(168)	—	13,514
	$65,813	$13,682	$(168)	$—	$79,327
(1) See Footnote 27 "Acquisition"

6.	Intangible assets
The components of franchising rights and other intangible assets at December 31, 2016 and 2015 are as follows:

	As of December 31, 2016			As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Unamortized Intangible Assets
Trademarks (1)	$1,014	$—	$1,014	$1,014	$—	$1,014

Amortized Intangible Assets
Capitalized SaaS Licenses(2)	5,007	313	4,694	—	—	—
Franchise Rights (3)	81,062	80,829	233	81,169	80,685	484
Trademarks (4)	12,672	9,261	3,411	12,004	8,628	3,376
Contract Acquisition Costs (5)	4,943	670	4,273	5,102	203	4,899
Acquired Lease Rights (6)	2,237	124	2,113	2,237	62	2,175
	105,921	91,197	14,724	100,512	89,578	10,934
Total	$106,935	$91,197	$15,738	$101,526	$89,578	$11,948

(1)	Acquisition of the Suburban brand. The tradename is expected to generate future cash flows for an indefinite period of time.

(2)	Software licenses capitalized under a SaaS agreement are amortized over a period of 3 to 5 years.

(3)
Represents the purchase price assigned to long-term franchise contracts. The unamortized balance relates primarily to the acquisition of the Econo Lodge, Suburban and Choice Hotels Australia franchise rights. The franchise rights are being amortized over lives ranging from 5 to 25 years on a straight-line basis.

(4)	Generally amortized on a straight-line basis over a period of 8 to 40 years.

(5)	Customer contracts acquired in a business combination. Amortized on a straight-line basis over a period of 5 to 12 years.

(6)	Acquired lease rights recognized in conjunction with the acquisition of an office building. The costs are being amortized over the 36 year term of the lease in place.

Amortization expense for the years ended December 31, 2016, 2015 and 2014 amounted to $1.8 million, $3.0 million and $3.9 million, respectively.
The estimated annual amortization expense related to the Company’s amortizable intangible assets for each of the years ending December 31, 2017 through 2021 is as follows:

Year	(In millions)
2017	$2.6
2018	$2.6
2019	$2.2
2020	$1.3
2021	$1.1

7. Marketing and Reservation System Activities
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
At December 31, 2016, cumulative marketing and reservation system costs exceeded cumulative marketing and reservation system revenues earned by $18.1 million with the excess reflected as an other long-term asset in the accompanying consolidated balance sheet. At December 31, 2015, the Company billed cumulative marketing and reservation system fees in excess of expenses incurred totaling $30.7 million with the excess reflected as an other long-term liability in the accompanying consolidated balance sheet. Depreciation and amortization expense attributable to marketing and reservation activities for the years ended December 31, 2016, 2015 and 2014 was $25.0 million, $23.0 million and $17.1 million, respectively. Interest expense attributable to marketing and reservation system activities was $6 thousand, $27 thousand and $1.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

8. Investments in Unconsolidated Entities

The Company maintains a portfolio of investments owned through noncontrolling interests in equity method investments with one or more partners. Investments in unconsolidated entities include investments in joint ventures totaling $91.9 million and $64.3 million at December 31, 2016 and 2015, respectively, that the Company has determined to be variable interest entities ("VIEs"). These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria hotels and suites in strategic markets. Based on an analysis of who has the power to direct the activities that most significantly impact these entities performance and who has an obligation to absorb losses of these entities or a right to receive benefits from these entities that could potentially be significant to the entity, the Company has determined that it is not the primary beneficiary of any of its VIEs. The Company based its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and the relevant development, operating management and financial agreements. Although the Company is not the primary beneficiary of these VIEs, it does exercise significant influence through its equity ownership and as a result the Company's investment in these entities is accounted for under the equity method. For the years ended December 31, 2016 and 2015, the Company recognized losses totaling $1.3 million and $2.0 million from the investment in these entities, respectively. The Company's maximum exposure to losses related to its investments in VIEs is limited to its equity investments as well as certain guarantees as described in Note 26 "Commitments and Contingencies" of these financial statements.
Equity method investment ownership interests at December 31, 2016 and 2015 are as follows:

	Ownership Interest
Equity Method Investment	December 31, 2016	December 31, 2015
Main Street WP Hotel Associates, LLC	50%	50%
FBC-CHI Hotels, LLC	40%	40%
CS Hotel 30W46th, LLC	25%	25%
CS Brickell, LLC	50%	50%
CS Maple Grove, LLC	50%	50%
CS Hotel West Orange, LLC	50%	50%
Hotel JV Services, LLC*	16%	16%
City Market Hotel Development, LLC	43%	43%
CS at Phoenix, LLC	—%	50%
CS Woodlands, LLC	50%	50%
926 James M. Wood Boulevard, LLC	75%	—%
CS Dallas Elm, LLC	45%	—%
Choice Hotels Canada, Inc.*	50%	50%

*Non-variable interest entity investments

The following tables present summarized financial information for all unconsolidated ventures in which the Company holds an investment that is accounted for under the equity method.

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Revenues	$72,393	$44,015	$30,608
Operating income (loss)	9,878	1,196	(2,533)
Income from continuing operations	4,603	(2,382)	(3,616)
Net income (loss)	4,598	(2,382)	(4,670)

	As of December 31,
	2016	2015
	(in thousands)
Current assets	$47,294	$44,951
Non-current assets	346,550	257,022
Total assets	$393,844	$301,973

Current liabilities	$22,274	$22,217
Non-current liabilities	143,769	104,344
Total liabilities	$166,043	$126,561

9. Other Assets
Other assets consist of the following at:

	December 31,
	2016	2015
	(in thousands)
Land and buildings	$29,023	$10,206
Advances to marketing and reservation system activities (see Note 7)	18,069	—
Other assets	6,565	6,701
Total	$53,657	$16,907

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

10.	Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	December 31,
	2016	2015
	(in thousands)
Accrued compensation and benefits	$38,657	$34,107
Accrued interest	16,593	16,553
Dividends payable	12,112	11,548
Deferred rent and unamortized lease incentives	2,471	2,250
Termination benefits	4,041	600
Other liabilities and contingencies	6,514	5,590
Total	$80,388	$70,648

11.	Deferred Revenue
Deferred revenue consists of the following:

	December 31,
	2016	2015
	(in thousands)
Loyalty programs	$115,851	$62,258
Initial, relicensing and franchise fees	9,352	6,530
Procurement services fees	7,668	2,353
Other	347	446
Total	$133,218	$71,587

12.	Other Non-Current Liabilities

Other non-current liabilities consist of the following at:

	December 31,
	2016	2015
	(in thousands)
Marketing and reservation system liability (see Note 7)	$—	$30,662
Deferred rent and unamortized lease incentives	11,620	13,485
Deferred revenue	15,196	13,085
Uncertain tax positions	3,359	3,620
Other liabilities	8,678	7,731
Total	$38,853	$68,583
Uncertain tax positions have been recorded for potential exposures involving tax positions that could be challenged by taxing authorities.

13.	Debt
Debt consists of the following at:

	December 31,
	2016	2015
	(in thousands)
$400 million senior unsecured notes with an effective interest rate of 6.0% less deferred issuance costs of $4.7 million and $5.4 million at December 31, 2016 and 2015, respectively	$395,316	$394,618
$250 million senior unsecured notes with an effective interest rate of 6.19%, less a discount and deferred issuance costs of $1.1 million and $1.4 million at December 31, 2016 and 2015, respectively	248,875	248,568
$450 million senior unsecured credit facility with an effective interest rate of 2.23% and 2.17%, less deferred issuance costs of $2.6 million and $3.0 million at December 31, 2016 and 2015, respectively	182,359	156,025
Fixed rate collateralized mortgage with an effective interest rate of 4.57%, plus a fair value adjustment of $0.7 million and $0.9 million at December 31, 2016 and 2015, respectively	9,432	10,048
Economic development loans with an effective rate interest rate of 3.0% at December 31, 2016 and 2015	3,712	3,712
Capital lease obligations due 2016 with an effective interest rate of 3.18% at December 31, 2016 and 2015	—	430
Other notes payable	910	735
Total debt	840,604	814,136
Less current portion	1,195	1,191
Total long-term debt	$839,409	$812,945
Scheduled principal maturities of debt, net of unamortized discounts, premiums and deferred issuance costs, as of December 31, 2016 were as follows:

Year Ending	Senior Notes	Revolving Credit Facility	Other Notes Payable	Total
	(in thousands)
2017	$—	$—	$1,195	$1,195
2018	—	—	588	588
2019	—	—	497	497
2020	248,875	—	8,062	256,937
2021	—	182,359	—	182,359
Thereafter	395,316	—	3,712	399,028
Total payments	644,191	182,359	14,054	840,604
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
Revolving Credit Facility
On July 21, 2015, the Company entered into a senior unsecured revolving credit agreement ("Credit Agreement"), with Deutsche Bank AG New York Branch as administrative agent.
The Credit Agreement provides for a $450 million unsecured revolving credit facility (the "Revolver") with an initial maturity date of July 21, 2020, subject to optional one-year extensions that can be requested by the Company prior to each of the first, second and third anniversaries of the closing date of the Revolver. The effectiveness of any such extensions is subject to the consent of the lenders under the Credit Agreement and certain customary conditions. On July 5, 2016, the Company exercised its option to extend the maturity date of the Revolver by one year. The new maturity date of the Revolver is July 21, 2021. Up to $35 million of borrowings under the Revolver may be used for alternative currency loans and up to $15 million of borrowings under the Revolver may be used for swing line loans.
The Revolver is unconditionally guaranteed, jointly and severally, by certain of the Company's domestic subsidiaries, which are considered restricted subsidiaries under the Credit Agreement. The subsidiary guarantors currently include all subsidiaries that guarantee the obligations under the Company's Indenture governing the terms of its 5.75% senior notes due 2022 and its 5.70% senior notes due 2020. If the Company achieves and maintains an Investment Grade Rating, as defined in the Credit Agreement, the subsidiary guarantees will, at the election of the Company, be released and the Revolver will not be guaranteed.

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

The Credit Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Credit Agreement to be immediately due and payable. At December 31, 2016, the Company was in compliance with all financial covenants under the Credit Agreement.

The proceeds of the Revolver are expected to be used for general corporate purposes, including working capital, debt repayment, stock repurchases, dividends, investments and other permitted uses set forth in the Credit Agreement.

Debt issuance costs incurred in connection with the Revolver are amortized on a straight-line basis, which is not materially different than the effective interest method, through the maturity. Amortization of these costs is included in interest expense in the consolidated statements of income.

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
Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At December 31, 2016, the Company had been advanced approximately $3.7 million pursuant to these agreements and expects to receive the remaining $0.7 million over the next several years, subject to annual appropriations by the governmental entities. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration of the Company's ten year corporate headquarters lease in 2023 will be forgiven in full. The advances will be included in long-term debt in Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all current performance conditions as of December 31, 2016.

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

In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan ("EDCP") which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust and invest these amounts in a selection of available diversified investment options. In 1997, the Company adopted the Choice Hotels International, Inc. Non-Qualified Retirement Savings and Investment Plan ("Non-Qualified Plan"). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. Under the EDCP and Non-Qualified Plan, (together, the "Deferred Compensation Plan"), the Company recorded current and long-term deferred compensation liabilities of $24.7 million and $23.0 million at December 31, 2016 and 2015, respectively, related to these deferrals and credited investment return under these two deferred compensation plans. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. The net increase (decrease) in compensation expense recorded in SG&A for the years ended December 31, 2016, 2015 and 2014 were $2.1 million, $(0.2) million and $0.1 million, respectively.
Under the Deferred Compensation Plan, the Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that offset the earnings credited to the participants. The diversified investments held in the trusts totaled $19.1 million and $17.8 million as of December 31, 2016 and 2015, respectively, and are recorded at their fair value, based on quoted market prices. At December 31, 2016, the Company expects $2.2 million of the assets held in the trust to be distributed during the year ended December 31, 2017 to participants. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment gains (losses) during the years ended December 31, 2016, 2015 and 2014 of $1.5 million, $(0.5) million and $(0.4) million, respectively. During 2015, all shares of the Company's common stock held in the Deferred Compensation Plan were sold and therefore, the Deferred Compensation Plan held no shares of the Company's common stock at December 31, 2016 and 2015.

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
The Company's policy is to recognize transfers in and transfers out of the three levels of the fair value hierarchy as of the end of each quarterly reporting period. There were no transfers between Level 1, 2 and 3 assets during the years ended December 31, 2016 and 2015.

As of December 31, 2016 and 2015, the Company had the following assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets (in thousands)
December 31, 2016
Money market funds, included in cash and cash equivalents	$50,085	$—	$50,085	$—
Mutual funds(1)	17,468	17,468	—	—
Money market funds(1)	1,676	—	1,676	—
	$69,229	$17,468	$51,761	$—
December 31, 2015
Money market funds, included in cash and cash equivalents	$50,001	$—	$50,001	$—
Mutual funds(1)	16,542	16,542	—	—
Money market funds(1)	1,307	—	1,307	—
	$67,850	$16,542	$51,308	$—
____________________________

(1)	Included in Investments, employee benefit plans, at fair value on consolidated balance sheets.
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
The fair value of the Company's $250 million and $400 million senior notes are classified as Level 2 as the significant inputs are observable in an active market. At December 31, 2016 and 2015, the $250 million senior notes had an approximate fair value of $273.0 million and $267.7 million, respectively. At December 31, 2016 and 2015, the $400 million senior notes had an approximate fair value of $430.4 million and $432.0 million, respectively.
Fair values estimated are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may be possible and may not be a prudent management decision.

16.	401(k) Retirement Plan
The Company sponsors a 401(k) retirement plan for all eligible employees. For the years ended December 31, 2016, 2015 and 2014, the Company recorded compensation expense of $5.3 million, $4.9 million and $3.5 million, respectively, representing matching contributions for plan participants. In accordance with the safe harbor matching provisions of the plan, the Company matches plan participant contributions in cash as bi-weekly deductions are made.

17.	Income Taxes
Total income from continuing operations before income taxes, classified by source of income, was as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
U.S.	$168,692	$151,209	$138,616
Outside the U.S.	31,288	32,776	35,142
Income from continuing operations before income taxes	$199,980	$183,985	$173,758

The provision for income taxes, classified by the timing and location of payment, was as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Current tax expense
Federal	$62,216	$50,794	$67,985
State	8,163	5,476	6,278
Foreign	745	592	1,689
Deferred tax (benefit) expense
Federal	(7,723)	(112)	(21,398)
State	(2,655)	(737)	(2,116)
Foreign	(137)	(57)	(153)
Income taxes	$60,609	$55,956	$52,285

Net deferred tax assets consisted of:

	December 31,
	2016	2015
	(in thousands)
Property, equipment and intangible assets	$(9,171)	$(8,899)
Accrued compensation	17,365	16,274
Accrued expenses	43,176	35,415
Foreign operations	(941)	(868)
Valuation allowance on foreign deferred tax assets	(145)	(153)
Foreign net operating losses	2,064	1,897
Valuation allowance on foreign net operating losses	(1,270)	(1,383)
Deferred tax asset on unrecognized tax positions	1,107	1,200
Other	335	(1,555)
Net deferred tax assets	$52,520	$41,928

Balance sheet presentation:

	December 31,
	2016	2015
	(in thousands)
Non-current net deferred tax assets	$52,812	$42,434
Non-current net deferred tax liabilities	(292)	(506)
Net deferred tax assets	$52,520	$41,928

As of December 31, 2016, the Company had foreign net operating loss carryforwards of approximately $6.8 million before applying tax rates for the respective jurisdictions, subject to a valuation allowance of $3.9 million. Approximately $2.3 million of our foreign net operating losses may expire between 2019 and 2025. In addition, the Company has recorded a valuation allowance on approximately $0.5 million of foreign deferred tax assets before applying the tax rate of the respective jurisdiction.

The statutory United States federal income tax rate reconciles to the effective income tax rates for continuing operations as follows:

	Year Ended December 31,
	2016	2015	2014
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.7%	1.7%	1.6%
Benefits and taxes related to foreign operations	(5.2)%	(6.2)%	(6.2)%
Windfall tax benefit on share-based compensation	(1.7)%	—%	—%
Unrecognized tax positions	0.2%	(0.2)%	(0.4)%
Other	0.3%	0.1%	0.1%
Effective income tax rates	30.3%	30.4%	30.1%

The Company's effective income tax rates from continuing operations were 30.3%, 30.4% and 30.1% for the years ended December 31, 2016, 2015 and 2014, respectively. The effective income tax rate for discontinued operations was 37.1% for the year ended December 31, 2014.
The effective income tax rates for the years ended December 31, 2016 and 2015 were lower than the United States federal statutory rate of 35% primarily due to the recurring impact of foreign operations, partially offset by state income taxes. The effective income tax rate for the year ended December 31, 2016 was further reduced by the adoption of ASU 2016-09, which requires that excess tax benefits and deficiencies from share-based compensation be recorded as tax expense or benefit in the income statement. The adoption resulted in a $3.4 million tax benefit for the year ended December 31, 2016. Additionally, the effective income tax rate for the year ended December 31, 2015 was reduced by the settlement of unrecognized tax positions.
As of December 31, 2016 and 2015, the Company’s gross unrecognized tax benefits totaled $2.7 million and $3.1 million, respectively. After considering the deferred income tax accounting impact, it is expected that about $1.6 million of the total as of December 31, 2016 would favorably affect the effective tax rate if resolved in the Company’s favor. The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

	2016	2015	2014
	(in thousands)
Balance, January 1	$3,137	$3,395	$4,047
Changes for tax positions of prior years	580	116	5
Increases for tax positions related to the current year	181	772	1,201
Settlements and lapsing of statutes of limitations	(1,207)	(1,146)	(1,858)
Balance, December 31	$2,691	$3,137	$3,395
It is reasonably possible that the Company’s unrecognized tax benefits could decrease within the next 12 months by as much as $2.7 million due to settlements and the expiration of applicable statutes of limitations. The Company's federal income tax returns for tax years 2013, 2014, and 2015 remain subject to examination by the Internal Revenue Service.

The practice of the Company is to recognize interest and penalties related to income tax matters in the provision for income taxes. The Company did not incur any material interest or penalties for 2016 and 2015. The Company had $0.7 million and $0.5 million of accrued interest and penalties at December 31, 2016 and 2015, respectively.

The Company has not provided deferred United States income taxes on approximately $264.4 million of accumulated and undistributed earnings of its foreign subsidiaries.  The Company's intent is for such earnings to be permanently reinvested in operations outside the United States.  We plan to utilize these earnings to fund overseas operations and working capital needs as well as facilitate overseas growth including, but not limited to, investment in new hotel contracts and acquisitions intended to further our global growth strategy. Determination of the deferred United States income tax liability on these earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

18.	Share-Based Compensation and Capital Stock
Dividends
The Company currently pays a quarterly dividend on its common stock of $0.215 per share, however the declaration of future dividends is subject to the discretion of the board of directors. During the year ended December 31, 2014, the Company maintained its quarterly dividend rate of $0.185 per share for the first three quarters of 2014. In the fourth quarter of 2014, the Company's board of directors announced an increase in the quarterly dividend rate to $0.195 per share for an annual rate of $0.75 or $43.4 million. During the year ended December 31, 2015, the Company maintained its quarterly dividend rate of $0.195 per share for the first three quarters of 2015. In the fourth quarter of 2015, the Company's board of directors announced an increase in the quarterly dividend rate to $0.205 per share. As a result, annual dividends declared during the year ended December 31, 2015 were $0.79 per share or $45.1 million. During the year ended December 31, 2016, the Company maintained its quarterly dividend rate of $0.205 per share for the first three quarters of 2016. In the fourth quarter of 2016, the Company's board of directors announced an increase in the quarterly dividend rate to $0.215 per share. As a result, annual dividends declared during the year ended December 31, 2016 were $0.83 per share or $46.7 million.
In addition, during the years ended December 31, 2016, 2015 and 2014, the Company paid previously declared but unrecorded dividends totaling $0.1 million, $0.5 million and $0.4 million, respectively, that were contingent upon the vesting of performance vested restricted units.
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
The Company has stock compensation plans pursuant to which it is authorized to grant stock-based awards of up to 7.6 million shares of the Company’s common stock, of which 1.2 million shares remain available for grant as of December 31, 2016. The Company’s policy allows the issuance of new or treasury shares to satisfy stock-based awards. Restricted stock, stock options, stock appreciation rights and performance share awards may be granted to officers, key employees and non-employee directors with contractual terms set by the Compensation and Management Development Committee of the Board of Directors.
Stock Options
The Company granted approximately 0.7 million, 0.5 million and 0.7 million options to certain employees of the Company at a fair value of approximately $6.9 million, $6.2 million and $5.7 million during the years ended December 31, 2016, 2015 and 2014, respectively. The stock options granted by the Company had an exercise price equal to the market price of the Company’s common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2016	2015	2014
Risk-free interest rate	1.22%	1.45%	1.56%
Expected volatility	23.76%	23.94%	25.01%
Expected life of stock option	4.6 years	4.6 years	4.5 years
Dividend yield	1.59%	1.23%	1.62%
Requisite service period	4 years	4 years	4 years
Contractual life	7 years	7 years	7 years
Weighted average fair value of options granted (per option)	$9.30	$12.39	$8.82
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

The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2016 was $20.4 million and $13.3 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $12.6 million, $10.5 million and $10.1 million, respectively.
The Company received $13.0 million, $7.1 million, and $10.1 million in proceeds from the exercise of 0.5 million, 0.3 million and 0.4 million employee stock options during the years ended December 31, 2016, 2015 and 2014, respectively.

The following table summarizes information about stock options outstanding at December 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2016	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2016	Weighted Average Exercise Price
$24.38 to $29.25	154,880	2.1 years	$27.03	154,880	$27.03
$29.26 to $34.12	144,696	1.1 years	$31.31	144,696	$31.31
$34.13 to $39.00	154,537	3.1 years	$36.76	115,893	$36.76
$39.01 to $43.87	—	—	$—	—	$—
$43.88 to $48.75	582,017	4.2 years	$45.59	289,114	$45.59
$48.76 to $65.00	1,157,372	5.8 years	$56.09	112,386	$63.47
	2,193,502	4.6 years	$48.26	816,969	$40.75

Restricted Stock
The following table is a summary of activity related to restricted stock grants for the year ended December 31:

	2016	2015	2014
Restricted shares granted	204,333	125,510	154,833
Weighted average grant date fair value per share	$51.53	$61.41	$46.81
Aggregate grant date fair value ($000)	$10,529	$7,707	$7,248
Restricted shares forfeited	28,996	19,833	23,804
Vesting service period of shares granted	12 - 48 months	12 - 48 months	12 - 48 months
Fair value of shares vested ($000)	$7,506	$12,311	$10,280
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

The following table is a summary of activity related to PVRSU grants for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Performance vested restricted stock units granted at target	89,944	71,006	24,678
Weighted average grant date fair value per share	$47.85	$58.12	$45.59
Aggregate grant date fair value ($000)	$4,304	$4,127	$1,125
Stock units forfeited	54,556	6,079	22,099
Requisite service period	9-43 months	36-43 months	36 months
During the year ended December 31, 2016, a total of 28,188 PVRSU grants vested at a grant date fair value of $1.0 million. These PVRSU grants were initially granted at a target of 48,201 units. However, since the Company only partially achieved the targeted performance conditions contained in the stock awards granted in prior periods, 20,013 shares were forfeited. During the year ended December 31, 2015, a total of 42,326 PVRSU grants vested at a grant date fair value of $1.5 million. These PVRSU grants were initially granted at a target of 38,476 units. However, since the Company achieved 110% of the targeted performance conditions contained in the stock awards granted in prior periods, an additional 3,850 shares were earned and issued. During the year ended December 31, 2014 a total of 28,886 PVRSU grants vested at a grant date fair value of $1.4 million. These PVRSU grants were initially granted at a target of 18,635 units. However, since the Company achieved 155% of the targeted performance conditions contained in the stock awards granted in prior periods, an additional 10,251 shares were earned and issued.
A summary of stock-based award activity as of December 31, 2016, 2015 and 2014 and the changes during the years are presented below:

	2016
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	2,084,201	$41.36		384,490	$47.40	226,737	$45.09
Granted	745,769	$51.49		204,333	$51.53	89,944	$47.85
Performance-Based Leveraging*	—	$—		—	$—	2,043	$36.76
Exercised/Vested	(529,210)	$24.47		(152,015)	$43.61	(28,188)	$36.76
Expired	(13,620)	$57.62		—	$—	—	$—
Forfeited	(93,638)	$53.63		(28,996)	$51.22	(54,556)	$42.82
Outstanding at December 31, 2016	2,193,502	$48.26	4.6 years	407,812	$50.61	235,980	$47.59
Options exercisable at December 31, 2016	816,969	$40.75	3.3 years

* PVRSU units outstanding have been increased by 2,043 units during the year ended December 31, 2016, due to the Company exceeding the targeted performance conditions contained in PVRSU's granted in prior periods.

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

	2014
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	1,661,952	$26.44		563,345	$36.64	216,342	$37.34
Granted	651,757	$45.59		154,833	$46.81	24,678	$45.59
Performance-Based Leveraging*	—	$—		—	$—	10,251	$41.25
Exercised/Vested	(390,290)	$25.87		(214,818)	$35.91	(28,886)	$41.25
Expired	—	$—		—	$—	—	$—
Forfeited	(20,242)	$34.33		(23,804)	$38.97	(22,099)	$34.77
Outstanding at December 31, 2014	1,903,177	$33.03	3.8 years	479,556	$40.14	200,286	$38.28
Options exercisable at December 31, 2014	995,173	$25.06	2.0 years

* PVRSU units outstanding have been increased by 10,251 units during the year ended December 31, 2014, due to the Company exceeding the targeted performance conditions contained in PVRSU's granted in prior periods.

The components of the Company’s pretax stock-based compensation expense and associated income tax benefits are as follows for the years ended December 31:

(in millions)	2016	2015	2014
Stock options	$4.6	$3.4	$2.4
Restricted stock	7.5	6.8	7.2
Performance vested restricted stock units	2.5	1.9	(0.2)
Total	$14.6	$12.1	$9.4
Income tax benefits	$5.4	$4.5	$3.5

During all years presented, the Company revises its estimate of the projected achievement of various performance conditions that affect the number of PVRSUs that will ultimately vest. As a result, previously recognized stock-based compensation costs related to these PVRSUs has been increased by $0.1 million and $0.3 million for the years ended December 31, 2016 and 2015, respectively, and decreased by $1.3 million during the year ended December 31, 2014.
The total unrecognized compensation costs related to stock-based awards that have not yet vested and the related weighted average amortization period over which the costs are to be recognized as of December 31, 2016 are as follows:

	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Amortization Period
	(in millions)
Stock options	$9.8	2.6 years
Restricted stock	13.8	2.5 years
Performance vested restricted stock units	4.5	2.0 years
Total	$28.1
Share Repurchases and Redemptions
The Company announced a stock repurchase program on June 25, 1998 to return excess capital to its shareholders. Treasury stock activity is recorded at cost in the accompanying consolidated financial statements. During the year ended December 31, 2016, the Company repurchased 0.6 million of its common stock under the repurchase program at a total cost of $30.1 million. During the year ended December 31, 2015, the Company repurchased 1.3 million of its common stock under the repurchase program at a total cost of $66.4 million. During the year ended December 31, 2014, the Company repurchased 1.4 million of its common stock under the repurchase program at a total cost of $72.6 million. These shares were purchased from family members of the Company's largest shareholder. Through December 31, 2016, the Company repurchased 48.7 million shares of its common stock (including 33.0 million prior to the two-for-one stock split effected in October 2005) under the share repurchase program at a total cost of $1.3 billion.
During 2016, the Company redeemed 127,036 shares of common stock at a total cost of $5.8 million from employees to satisfy the option price and minimum tax-withholding requirements related to the exercising of options and vesting of performance vested restricted stock units and restricted stock grants. During 2015 and 2014, the Company redeemed 106,405 and 110,579 shares of common stock at a total cost of $6.4 million and $5.3 million, respectively. These redemptions were outside the share repurchase program initiated in June 1998.
Other
Effective January 1, 2014, the Company reduced its reported number of common shares outstanding by 0.3 million shares to address a reconciling item with the Company's share transfer agent.

19.	Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss is as follows:

	December 31,
	2016	2015	2014
	(in thousands)
Foreign currency translation adjustments	$(5,362)	$(4,756)	$(2,087)
Deferred loss on cash flow hedge	(3,160)	(4,022)	(4,884)
Total accumulated other comprehensive loss	$(8,522)	$(8,778)	$(6,971)

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
 The following represents the changes in accumulated other comprehensive loss, net of tax by component for the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016			Year Ended December 31, 2015
	Loss on Cash Flow Hedge	Foreign Currency Items	Total	Loss on Cash Flow Hedge	Foreign Currency Items	Total
	(in thousands)			(in thousands)
Beginning Balance	$(4,022)	$(4,756)	$(8,778)	$(4,884)	$(2,087)	$(6,971)
Other comprehensive loss before reclassification	—	(606)	(606)	—	(2,669)	(2,669)
Amounts reclassified from accumulated other comprehensive income	862	—	862	862	—	862
Net current period other comprehensive income (loss)	862	(606)	256	862	(2,669)	(1,807)
Ending Balance	$(3,160)	$(5,362)	$(8,522)	$(4,022)	$(4,756)	$(8,778)

The amounts reclassified from other accumulated other comprehensive income (loss) during the years ended December 31, 2016 and 2015 were reclassified to the following line items in the Company's Consolidated Statements of Income.

Component	Amount Reclassified from Accumulated Other Comprehensive Income(Loss)		Affected Line Item in the Consolidated Statement of Income
	Year ended December 31, 2016	Year ended December 31, 2015
	(in thousands)
Loss on cash flow hedge
Interest rate contract	$862	$862	Interest expense
	—	—	Tax (expense) benefit
	$862	$862	Net of tax

20. Earnings Per Share
The computation of basic and diluted earnings per common share is as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except per share amounts)
Computation of Basic Earnings Per Share:
Numerator:
Net income from continuing operations	$139,371	$128,029	$121,473
Net income from discontinued operations	—	—	1,687
Net income	139,371	128,029	123,160
Income allocated to participating securities	(975)	(889)	(1,075)
Net income available to common shareholders	$138,396	$127,140	$122,085
Denominator
Weighted average common shares outstanding -- basic	55,872	56,814	57,730
Basic earnings per share -- Continuing operations	$2.48	$2.24	$2.08
Basic earnings per share -- Discontinued operations	—	—	0.03
	$2.48	$2.24	$2.11

Computation of Diluted Earnings Per Share:
Numerator:
Net income from continuing operations	$139,371	$128,029	$121,473
Net income from discontinued operations	—	—	1,687
Net income	139,371	128,029	123,160
Income allocated to participating securities	(972)	(884)	(1,069)
Net income available to common shareholders	$138,399	$127,145	$122,091
Denominator:
Weighted average common shares outstanding -- basic	55,872	56,814	57,730
Diluted effect of stock options and PVRSUs	283	459	526
Weighted average commons shares outstanding -- diluted	56,155	57,273	58,256

Diluted earnings per share -- Continuing operations	$2.46	$2.22	$2.07
Diluted earnings per share -- Discontinued operations	—	—	0.03
	$2.46	$2.22	$2.10
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
At December 31, 2016, 2015, and 2014, the Company had 2.2 million, 2.1 million and 1.9 million outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the period, unless the stock options would be anti-dilutive. For the year ended December 31, 2016 and 2015, the Company excluded 1.2 million and 0.5 million of anti-dilutive stock option from the diluted earning per share calculation. For the year ended December 31, 2014, no anti-dilutive stock options were excluded from the diluted earnings per share calculation.
PVRSUs are also included in the diluted earnings per share calculation if the performance conditions have been met at the reporting date. However, at December 31, 2016, 2015, and 2014, PVRSUs totaling 210,258, 178,536 and 161,810 respectively, were excluded from the computation since the performance conditions had not been met.

21.	Operating Leases

The Company enters into operating leases primarily for office space, office equipment and transportation vehicles. Minimum rents as defined in the Company’s lease agreements including rent escalations, rent holidays and rental concessions are recognized on the straight-line basis over the non-cancellable lease term. Payments made to or on behalf of the Company for leasehold improvement incentives are considered reductions in rental expense and are amortized on a straight-line basis over the non-cancellable lease term. Rental expense under non-cancellable operating leases was approximately $10.9 million, $10.5 million and $10.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Company received sublease rental income related to real estate leased to third-parties totaling $0.3 million, $0.3 million and $0.4 million during the years ended December 31, 2016, 2015 and 2014.
Future minimum lease payments are as follows:

	2017	2018	2019	2020	2021	Thereafter	Total
	(in thousands)
Minimum lease payments	$12,171	$10,962	$10,122	$8,995	$7,814	$11,114	$61,178
Minimum sublease rentals	(366)	(372)	(124)	—	—	—	(862)
	$11,805	$10,590	$9,998	$8,995	$7,814	$11,114	$60,316

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

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Year Ended December 31, 2016
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$300,119	$145,946	$42,249	$(167,767)	$320,547
Initial franchise and relicensing fees	23,284	—	669	—	23,953
Procurement services	30,355	—	871	—	31,226
Marketing and reservation system	482,836	431,125	16,232	(404,477)	525,716
Other items, net	15,040	631	8,119	(591)	23,199
Total revenues	851,634	577,702	68,140	(572,835)	924,641
OPERATING EXPENSES:
Selling, general and administrative	163,891	131,517	21,678	(168,358)	148,728
Marketing and reservation system	499,656	414,302	16,235	(404,477)	525,716
Depreciation and amortization	1,838	7,456	2,411	—	11,705
Total operating expenses	665,385	553,275	40,324	(572,835)	686,149
Gain on sale of assets, net	—	453	(50)	—	403
Operating income	186,249	24,880	27,766	—	238,895
OTHER INCOME AND EXPENSES, NET:
Interest expense	43,866	1	579	—	44,446
Equity in earnings of consolidated subsidiaries	(48,073)	641	—	47,432	—
Other items, net	(1,402)	(1,047)	(3,082)	—	(5,531)
Other income and expenses, net	(5,609)	(405)	(2,503)	47,432	38,915
Income from continuing operations before income taxes	191,858	25,285	30,269	(47,432)	199,980
Income taxes	52,487	7,912	210	—	60,609
Net income	$139,371	$17,373	$30,059	$(47,432)	$139,371

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Year Ended December 31, 2015
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$280,739	$134,944	$46,055	$(160,230)	$301,508
Initial franchise and relicensing fees	23,934	—	746	—	24,680
Procurement services	26,387	—	684	—	27,071
Marketing and reservation system	446,358	454,916	15,827	(428,338)	488,763
Other items, net	13,744	—	4,203	(91)	17,856
Total revenues	791,162	589,860	67,515	(588,659)	859,878
OPERATING EXPENSES:
Selling, general and administrative	154,591	120,800	19,184	(160,321)	134,254
Marketing and reservation system	464,439	437,378	15,284	(428,338)	488,763
Depreciation and amortization	2,405	7,595	1,542	—	11,542
Total operating expenses	621,435	565,773	36,010	(588,659)	634,559
Operating income	169,727	24,087	31,505	—	225,319
OTHER INCOME AND EXPENSES, NET:
Interest expense	42,276	2	555	—	42,833
Equity in earnings of consolidated subsidiaries	(45,155)	373	—	44,782	—
Other items, net	(957)	198	(740)	—	(1,499)
Other income and expenses, net	(3,836)	573	(185)	44,782	41,334
Income from continuing operations before income taxes	173,563	23,514	31,690	(44,782)	183,985
Income taxes	45,534	10,351	71	—	55,956
Income from from continuing operations, net of income taxes	128,029	13,163	31,619	(44,782)	128,029
Income from discontinued operations, net of income taxes	—	—	—	—	—
Net income	$128,029	$13,163	$31,619	$(44,782)	$128,029

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Year Ended December 31, 2014
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$262,540	$121,295	$44,357	$(140,654)	$287,538
Initial franchise and relicensing fees	18,753	—	728	—	19,481
Procurement services	22,959	23	837	—	23,819
Marketing and reservation system	367,726	369,359	18,783	(343,249)	412,619
Other items	13,758	16	739	—	14,513
Total revenues	685,736	490,693	65,444	(483,903)	757,970
OPERATING EXPENSES:
Selling, general and administrative	137,759	110,504	13,809	(140,654)	121,418
Marketing and reservation system	383,584	354,342	17,942	(343,249)	412,619
Depreciation and amortization	3,038	5,679	648	—	9,365
Total operating expenses	524,381	470,525	32,399	(483,903)	543,402
Operating income	161,355	20,168	33,045	—	214,568
OTHER INCOME AND EXPENSES, NET:
Interest expense	41,454	3	29	—	41,486
Equity in earnings of consolidated subsidiaries	(45,426)	(765)	—	46,191	—
Other items, net	(1,465)	567	222	—	(676)
Other income and expenses, net	(5,437)	(195)	251	46,191	40,810
Income from continuing operations before income taxes	166,792	20,363	32,794	(46,191)	173,758
Income taxes	43,632	7,922	731	—	52,285
Income from continuing operations, net of income taxes	123,160	12,441	32,063	(46,191)	121,473
Income from discontinued operations, net of income taxes	—	—	1,687	—	1,687
Net income	$123,160	$12,441	$33,750	$(46,191)	$123,160

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Year Ended December 31, 2016
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net income	$139,371	$17,373	$30,059	$(47,432)	$139,371
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	862	—	—	—	862
Foreign currency translation adjustment	(606)	—	(606)	606	(606)
Other comprehensive income (loss), net of tax	256	—	(606)	606	256
Comprehensive income	$139,627	$17,373	$29,453	$(46,826)	$139,627

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

Choice Hotels International, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2016
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$14,696	$159	$187,608	$—	$202,463
Receivables, net	96,128	1,556	9,802	(150)	107,336
Other current assets	9,120	29,281	4,470	(7,797)	35,074
Total current assets	119,944	30,996	201,880	(7,947)	344,873
Property and equipment, at cost, net	44,236	21,718	18,107	—	84,061
Goodwill	65,813	—	13,092	—	78,905
Franchise rights and other identifiable intangibles, net	5,279	3,494	6,965	—	15,738
Notes receivable, net of allowances	16,285	42,398	51,925	—	110,608
Investments, employee benefit plans, at fair value	—	16,975	—	—	16,975
Investments in affiliates	526,166	50,798	—	(576,964)	—
Advances to affiliates	14,929	123,074	17	(138,020)	—
Deferred income taxes	40,459	14,234	—	(1,881)	52,812
Other assets	18,259	76,933	53,304	—	148,496
Total assets	$851,370	$380,620	$345,290	$(724,812)	$852,468
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$14,296	$29,705	$4,220	$(150)	$48,071
Accrued expenses and other current liabilities	31,352	45,179	3,857	—	80,388
Deferred revenue	132,217	—	1,107	(106)	133,218
Other current liabilities	8,480	7	1,195	(7,691)	1,991
Total current liabilities	186,345	74,891	10,379	(7,947)	263,668
Long-term debt	826,551	3,712	9,146	—	839,409
Deferred compensation & retirement plan obligations	—	21,584	11	—	21,595
Advances from affiliates	135,879	1,188	953	(138,020)	—
Other liabilities	13,944	15,631	11,451	(1,881)	39,145
Total liabilities	1,162,719	117,006	31,940	(147,848)	1,163,817
Total shareholders’ (deficit) equity	(311,349)	263,614	313,350	(576,964)	(311,349)
Total liabilities and shareholders’ deficit	$851,370	$380,620	$345,290	$(724,812)	$852,468

Choice Hotels International, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2015
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$13,529	$19	$179,893	$—	$193,441
Receivables	79,381	1,132	8,992	(153)	89,352
Other current assets	19,029	14,176	5,331	(10,376)	28,160
Total current assets	111,939	15,327	194,216	(10,529)	310,953
Property and equipment, at cost, net	37,857	33,575	16,726	—	88,158
Goodwill	60,620	5,193	13,514	—	79,327
Franchise rights and other identifiable intangibles, net	2,965	1,013	7,970	—	11,948
Notes receivable, net of allowance	18,866	38,957	24,749	—	82,572
Investments, employee benefit plans, at fair value	—	17,674	—	—	17,674
Investments in affiliates	473,448	37,182	—	(510,630)	—
Advances to affiliates	17,144	212,773	7,789	(237,706)	—
Deferred income taxes	10,664	33,936	—	(2,166)	42,434
Other assets	319	45,383	38,348	(106)	83,944
Total assets	$733,822	$441,013	$303,312	$(761,137)	$717,010
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$12,359	$48,238	$3,987	$(153)	$64,431
Accrued expenses and other current liabilities	29,099	45,601	6,378	(10,271)	70,807
Deferred revenue	8,749	61,890	1,053	(105)	71,587
Current portion of long-term debt	—	430	761	—	1,191
Total current liabilities	50,207	156,159	12,179	(10,529)	208,016
Long-term debt	799,212	3,712	10,021	—	812,945
Deferred compensation & retirement plan obligations	—	22,849	10	—	22,859
Advances from affiliates	235,629	257	1,820	(237,706)	—
Other liabilities	44,673	15,755	10,933	(2,272)	69,089
Total liabilities	1,129,721	198,732	34,963	(250,507)	1,112,909
Total shareholders’ (deficit) equity	(395,899)	242,281	268,349	(510,630)	(395,899)
Total liabilities and shareholders’ deficit	$733,822	$441,013	$303,312	$(761,137)	$717,010

Choice Hotels International, Inc.
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2016
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$63,838	$53,468	$35,386	$(657)	$152,035
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(21,338)	(2,554)	(1,299)	—	(25,191)
Investment in intangible assets	(680)	(1,900)	—	—	(2,580)
Acquisitions, net of cash acquired	—	—	(1,341)	—	(1,341)
Acquisitions of real estates	—	—	(28,583)	—	(28,583)
Proceeds from sale of assets	—	—	11,462	—	11,462
Contributions to equity method investments	—	(34,593)	(68)	—	(34,661)
Distributions from equity method investments	—	—	3,700	—	3,700
Issuance of mezzanine and other notes receivable	(8,382)	—	(24,222)	—	(32,604)
Collections of mezzanine and other notes receivable	11,070	—	—	—	11,070
Purchases of investments, employee benefit plans	—	(1,661)	—	—	(1,661)
Proceeds from sales of investments, employee benefit plans	—	1,911	—	—	1,911
Advances to and investments in affiliates	—	(29,327)	—	29,327	—
Divestment in affiliates	—	15,226	—	(15,226)	—
Other items, net	100	—	(89)	—	11
Net cash used in investing activities	(19,230)	(52,898)	(40,440)	14,101	(98,467)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) pursuant to revolving credit facilities	26,000	—	(205)	—	25,795
Principal payments on long-term debt	—	(430)	(558)	—	(988)
Proceeds from the issuance of long-term debt	—	—	—	—	—
Purchase of treasury stock	(35,926)	—	—	—	(35,926)
Proceeds from other debt agreements	—	—	550	—	550
Proceeds from exercise of stock options	12,951	—	—	—	12,951
Debt issuance costs	(284)	—	—	—	(284)
Proceeds from contributions from affiliates	—	—	29,327	(29,327)	—
Distributions to affiliates	—	—	(15,226)	15,226	—
Dividends paid	(46,182)	—	(657)	657	(46,182)
Net cash provided from (used in) financing activities	(43,441)	(430)	13,231	(13,444)	(44,084)
Net change in cash and cash equivalents	1,167	140	8,177	—	9,484
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(462)	—	(462)
Cash and cash equivalents at beginning of period	13,529	19	179,893	—	193,441
Cash and cash equivalents at end of period	$14,696	$159	$187,608	$—	$202,463

Choice Hotels International, Inc.
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2015
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$100,755	$23,814	$41,167	$(657)	$165,079
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(20,242)	(6,952)	(571)	—	(27,765)
Investment in intangible assets	(619)	—	(114)	—	(733)
Business acquisitions, net of cash acquired	—	—	(13,269)	—	(13,269)
Proceeds from sale of assets	93	4,661	1,593	—	6,347
Acquisitions of real estate	(319)	—	(8,881)	—	(9,200)
Contributions to equity method investments	—	(22,205)	(1,532)	—	(23,737)
Distributions from equity method investments	—	—	518	—	518
Issuance of mezzanine and other notes receivable	(12,753)	—	(24,131)	—	(36,884)
Collections of mezzanine and other notes receivable	4,849	—	—	—	4,849
Purchases of investments, employee benefit plans	—	(3,220)	—	—	(3,220)
Proceeds from sales of investments, employee benefit plans	—	3,170	—	—	3,170
Advances to and investments in affiliates	—	(9,418)	—	9,418	—
Divestment in affiliates	—	10,735	—	(10,735)	—
Other items, net	49	(49)	114	—	114
Net cash used in investing activities	(28,942)	(23,278)	(46,273)	(1,317)	(99,810)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments pursuant to revolving credit facilities	159,000	—	(133)	—	158,867
Principal payments on long-term debt	(129,374)	(718)	(409)	—	(130,501)
Proceeds from the issuance of long-term debt	—	176	—	—	176
Purchase of treasury stock	(72,873)	—	—	—	(72,873)
Debt issuance costs	(2,169)	—	—	—	(2,169)
Proceeds from exercise of stock options	7,056	—	—	—	7,056
Proceeds from contributions from affiliates	—	—	9,418	(9,418)	—
Distributions to affiliates	—	—	(10,735)	10,735	—
Dividends paid	(45,214)	—	(657)	657	(45,214)
Net cash provided from (used in) financing activities	(83,574)	(542)	(2,516)	1,974	(84,658)
Net change in cash and cash equivalents	(11,761)	(6)	(7,622)	—	(19,389)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(2,049)	—	(2,049)
Cash and cash equivalents at beginning of period	25,290	25	189,564	—	214,879
Cash and cash equivalents at end of period	$13,529	$19	$179,893	$—	193,441

Choice Hotels International, Inc.
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2014
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$141,037	$24,521	$22,711	$(657)	$187,612
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(11,234)	(9,134)	(578)	—	(20,946)
Investment in intangible assets	(594)	—	(42)	—	(636)
Proceeds from sale of assets	27	516	15,069	—	15,612
Contributions to equity method investments	—	(11,390)	(6,399)	—	(17,789)
Issuance of mezzanine and other notes receivable	(3,340)	—	—	—	(3,340)
Collections of mezzanine and other notes receivable	11,289	—	—	—	11,289
Purchases of investments, employee benefit plans	—	(2,794)	—	—	(2,794)
Proceeds from sales of investments, employee benefit plans	—	964	—	—	964
Advances to and investments in affiliates	(1,000)	(5,578)	—	6,578	—
Divestment in affiliates	—	3,426	—	(3,426)	—
Other items, net	98	—	(104)	—	(6)
Net cash provided from (used in) investing activities	(4,754)	(23,990)	7,946	3,152	(17,646)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(9,375)	(701)	(32)	—	(10,108)
Proceeds from the issuance of long-term debt	—	176	74	—	250
Purchase of treasury stock	(77,972)	—	—	—	(77,972)
Proceeds from exercise of stock options	10,098	—	—	—	10,098
Proceeds from contributions from affiliates	—	—	6,578	(6,578)	—
Distributions to affiliates	—	—	(3,426)	3,426	—
Dividends paid	(43,529)	—	(657)	657	(43,529)
Net cash provided from (used in) financing activities	(120,778)	(525)	2,537	(2,495)	(121,261)
Net change in cash and cash equivalents	15,505	6	33,194	—	48,705
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(1,621)	—	(1,621)
Cash and cash equivalents at beginning of period	9,785	19	157,991	—	167,795
Cash and cash equivalents at end of period	$25,290	$25	$189,564	$—	$214,879

23.	Reportable Segment Information

Hotel Franchising: Franchising includes the Company's hotel franchising operations consisting of its eleven brands. The eleven brands are aggregated within this segment considering their similar economic characteristics, types of customers, distribution channels and regulatory business environments. Revenues from the hotel franchising business include royalty fees, initial franchise and relicensing fees, marketing and reservation system fees, procurement services revenue and other hotel franchising related revenue. The Company is obligated under its franchise agreements to provide marketing and reservation services appropriate for the operation of its systems. These services do not represent separate reportable segments as their operations are directly related to the Company's hotel franchising business. The revenues received from franchisees that are used to pay for part of the Company's ongoing operations are included in hotel franchising revenues and are offset by the related expenses paid for marketing and reservation activities to calculate hotel franchising operating income.
SkyTouch Technology: SkyTouch Technology ("SkyTouch") is a division of the Company that develops and markets cloud-based technology products to hoteliers not under franchise agreements with the Company.
The Company evaluates its segments based primarily on the results of the segment without allocating corporate expenses, income taxes or indirect general and administrative expenses, which are included in the Corporate and Other column. Corporate and Other revenues includes rental income related to an office building owned by the Company, as well as revenues from a recently acquired company which provides technological solutions for vacation rental management companies. Equity in earnings or losses from hotel franchising related joint ventures is allocated to the Company's hotel franchising segment. As described in Note 7, certain interest expenses related to the Company's marketing and reservation activities are allocated to the hotel franchising segment. The Company does not allocate the remaining interest expense, interest income, other gains and losses or income taxes to its segments.

The following tables present the financial information for the Company's segments:

	Year Ended December 31, 2016
	Hotel Franchising	SkyTouch Technology	Corporate & Other	Elimination Adjustments	Consolidated
	(in thousands)
Revenues	$915,825	$1,933	$6,883	$—	$924,641
Operating income (loss)	307,354	(18,088)	(50,371)	—	238,895
Depreciation and amortization	5,191	1,853	4,661	—	11,705
Income (loss) from continuing operations, before income taxes	307,847	(18,088)	(89,779)	—	199,980
Capital expenditures	17,552	1,159	3,256	—	21,967
Total assets	520,674	3,517	328,277	—	852,468

	Year Ended December 31, 2015
	Hotel Franchising	SkyTouch Technology	Corporate & Other	Elimination Adjustments	Consolidated
	(in thousands)
Revenues	$855,462	$1,186	$3,230	$—	$859,878
Operating income (loss)	285,752	(18,971)	(41,462)	—	225,319
Depreciation and amortization	6,762	1,450	3,330	—	11,542
Income (loss) from continuing operations, before income taxes	284,851	(18,971)	(81,895)	—	183,985
Capital expenditures	28,662	1,454	4,544	—	34,660
Total assets	397,428	4,073	315,509	—	717,010

	Year Ended December 31, 2014
	Hotel Franchising	SkyTouch Technology	Corporate & Other	Elimination Adjustment	Consolidated
	(in thousands)
Revenues	$757,370	$600	$—	$—	$757,970
Operating income (loss)	273,177	(17,065)	(41,544)	—	214,568
Depreciation and amortization	6,125	1,007	2,233	—	9,365
Income (loss) from continuing operations, before income taxes	272,520	(17,065)	(81,697)	—	173,758
Capital expenditures	19,958	1,816	14,800	—	36,574
Total assets	318,306	4,197	315,414	—	637,917

The results of the Company's international operations are included in the Hotel Franchising and Corporate & Other segments. Revenues generated by foreign operations, including royalty, marketing and reservations system fees and other revenues for the years ended December 31, 2016, 2015 and 2014 were $58.0 million, $53.9 million and $57.6 million, respectively. Long-lived assets related to international operations were $74.9 million, $49.3 million and $4.5 million as of December 31, 2016, 2015 and 2014, respectively. All other long-lived assets of the Company are associated with domestic activities. The Company's investment in equity method investees at December 31, 2016, 2015 and 2014 was $94.8 million, $67.0 million, and $50.6 million, respectively. These investments are included as a component of total assets for the Company’s hotel franchising segment.

24.	Related Party Transactions
Transactions with Company's Largest Shareholder
Effective October 15, 1997, Choice Hotels International, Inc., which included both a franchising business and owned hotel business, separated the businesses via a spin-off into two companies: Sunburst Hospitality Corporation (referred to hereafter as “Sunburst”) and the Company. Subsequent to the spin-off, the Company’s largest shareholder retained significant ownership percentages in both Sunburst and the Company. As part of the spin-off, Sunburst and the Company entered into a strategic alliance agreement. Among other things, the strategic alliance agreement, as amended, provided for the determination of liquidated damages related to the termination of Choice branded Sunburst properties. The liquidated damage provisions extend through the life of the existing Sunburst franchise agreements. As of December 31, 2016, Sunburst operates 7 hotels under franchise with the Company.
Total franchise fees, including royalty, marketing and reservation system fees, paid by Sunburst to the Company, included in the accompanying consolidated financial statements were $2.0 million, $2.5 million and $2.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016 and 2015, accounts receivable included $0.2 million and $0.2 million, respectively, due from Sunburst.
The Company and family members of the Company's largest shareholder entered into an agreement that allows those family members to sub-lease aircraft from the Company from time to time for their personal use. The agreements provide for lease payments that contribute towards the fixed costs associated with the aircraft as well as reimbursement of the Company’s variable costs associated with operation of the aircraft, in compliance with, and to the extent authorized by, applicable regulatory requirements. The terms of the sub-lease agreements are consistent with the terms of sub-lease agreements that the Company has entered into with unrelated third parties for use of the aircraft.  During the years ended December 31, 2016, 2015 and 2014, the Company received $38 thousand, $27 thousand, and $95 thousand respectively, pursuant to this arrangement.
The Company maintained a lease agreement on behalf of a family member of the Company’s largest shareholder for 2,154 square feet of office space located in Chevy Chase, Maryland. Annual rent payments under the lease totaled approximately $84 thousand. The lease was terminated as of September 30, 2014, and a $103 thousand termination payment was made to the landlord in connection with the early termination. The Company provided the use of the entire leased space free of charge and reimbursed the family member for the taxes incurred related to the personal use of the office space. During the year ended December 2014, the Company incurred $27 thousand pursuant to this arrangement.
In December 2013, the Company's board of directors approved an arrangement with an entity controlled by the family members of the Company's largest shareholder to sublease approximately 2,200 square feet of office space located in Chevy Chase, Maryland. The lease has a month to month term, with a 90 day notice period, and annual lease payments totaling approximately $90 thousand. In May 2016, the sublease was amended for the expansion of the office space, with annual lease payments totaling approximately $150 thousand. During the years ended December 31, 2016 and 2015, the Company received approximately $179 thousand and $90 thousand, respectively, in rent payments associated with this lease.
Transactions with Company Management
In February 2015, the Company entered into an agreement with the Company's Chief Executive Officer ("CEO") that allows for the sub-lease of aircraft from time to time for personal use. The terms of the sub-lease are consistent with the terms of sub-lease agreements that the Company has entered into with unrelated third parties for use of the aircraft. During the year ended December 31, 2015, the Company received $12 thousand pursuant to this agreement. No amounts have been received or remain outstanding for the year ended December 31, 2016.
Foreign Subsidiary Credit Agreement
In August 2016, the Company entered into a credit agreement with a related party to a foreign subsidiary. Borrowings under the agreement carry an interest rate of 4.0% per year. As of December 31, 2016, the Company has $0.6 million outstanding under this agreement, which is reflected within the current portion of long term debt on the balance sheet.
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
The promissory note matures in two tranches with $9.5 million of the promissory note maturing during the year ended December 31, 2013 and the remaining $10.0 million maturing on the fifth anniversary date of the promissory note. The promissory note bears interest at a fixed rate which increased from 6% to 8% after the completion of the hotel construction in November 2015. Interest was payable quarterly during the hotel construction and monthly, thereafter. During the year ended December 31, 2013, the Company was repaid the first tranche of the promissory note or $9.5 million. During the year ended December 31, 2016, the Company was repaid the second tranche of the promissory note or $10.0 million.
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

In May 2015, the Company entered into a $4.0 million promissory note with an individual who is a member of one of the Company’s unconsolidated joint ventures. The proceeds of the promissory note are being utilized to develop and operate a Cambria hotel & suites. The promissory note matures on April 30, 2018 and bears interest at variable rates, and is payable monthly. At December 31, 2016, the outstanding balance of the promissory note totaled $3.0 million.

In August 2015, the Company entered into a $24.4 million promissory note with a development company which is a member of one of the Company’s unconsolidated joint ventures. In October 2016, the Company increased the loan and funded an additional $1.0 million. The Company has advanced a total of $25.4 million as of December 31, 2016. The promissory note matures on September 3, 2023, bears interest at variable rates, and is payable monthly.
In March 2016, the Company entered into a $4.0 million promissory note with an individual who is a member of one of the Company's unconsolidated joint ventures. The Company advanced $4.0 million for the member to purchase the Company's interest in the unconsolidated joint venture for $2.4 million and fund the development of the property into a Cambria hotel & suites hotel. A deferred gain of $0.2 million will be recognized when the promissory note matures on March 1, 2019. The promissory note bears interest at a fixed rate and is payable monthly.
The Company signed a management fee arrangement for marketing services with a joint venture partner. For the year ended December 31, 2016, fees earned and payroll costs reimbursed under this arrangement totaled $0.8 million.
The Company has entered into franchise agreements with certain of the unconsolidated joint ventures listed within Note 8. Pursuant to these franchise agreements, the Company has recorded royalty and marketing and reservation system fees of approximately $17.3 million, $15.5 million and $15.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Company has recorded $1.1 million and $1.1 million as a receivable due from these joint ventures as of December 31, 2016 and 2015, respectively. In addition, the Company has paid commissions of $0.2 million, $0.4 million, and $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively, to an online travel agent for which the Company is a joint venture member.

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
The Company believes the likelihood of having to perform under the aforementioned limited payment guarantees was remote at December 31, 2016 and December 31, 2015.
Commitments
The Company has the following commitments outstanding:
•The Company provides financing in the form of forgivable promissory notes or cash incentives to franchisees for property improvements, hotel development efforts and other purposes. At December 31, 2016, the Company had commitments to extend an additional $188.3 million for these purposes provided certain conditions are met by its franchisees, of which $108.1 million is expected to be advanced in the next twelve months.
•The Company committed to make additional capital contributions totaling $21.4 million to existing joint ventures related to the construction of various hotels to be operated under the Company's Cambria hotel & suites brand. These commitments are expected to be funded in the next twelve months.
•In November 2015, the Company, provided financing to a development company to acquire and redevelop a historic office building into a Cambria hotel & suites. The Company has committed to provide up to an aggregate of $49.1 million, if necessary, for acquisition of the property and property improvements. As of December 31, 2016, the Company advanced $30.4 million. The promissory notes mature on November 30, 2019; bear interest at variable and fixed rates and are payable monthly.
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

On August 11, 2015, the Company acquired 100% of the voting equity interest of Maxxton Holding B.V. (“MHB”) and its wholly owned subsidiaries, a Software as a Service ("SaaS") solution for vacation rental management companies. MHB provides central reservations systems, property management systems and integrated software applications including point-of-sale and is included in our Corporate and Other in our segment presentation found in Note 23. The total consideration was $23.6 million, which consisted of cash paid, net of cash acquired, of $13.3 million, deferred purchase price payable of $6.8 million, and liabilities assumed totaling $3.5 million. The deferred purchase price is payable over 5 years. In addition, the Company has a 5 year variable compensation arrangement with MHB's former owner, which is contingent on future minimum performance targets. As these amounts are contingent on achievement of certain targets and continued employment, no amounts were recorded for these future payments at the acquisition date. Based on current projections, total expected compensation under this arrangement is estimated to be approximately $8.2 million over the 5 year term. The transaction has been accounted for using the acquisition method of accounting and accordingly, assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The results of MHB have been consolidated with the Company since August 11, 2015.
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
Real Estate Acquisitions
In the first quarter of 2016, the Company completed three acquisitions of real estate as part of its program to incent franchise development in strategic markets for certain brands. The aggregate purchase price for these acquisitions was $25.8 million consisting of $25.6 million cash with an additional $0.2 million of current liabilities assumed. In addition, the Company incurred $0.5 million in acquisition related costs, which were expensed in the period. These acquisitions included:

•
On January 8, 2016, the Company acquired a parcel of land in Milwaukee, WI.  The land is currently being utilized as a parking lot and will be developed into a Cambria hotel & suites hotel by the Company or through a future joint venture.

•
On January 11, 2016, the Company acquired a parcel of land and an office building in Indianapolis, IN. Subsequent to the acquisition, the land and building were utilized as a parking lot and actively managed office building.  The properties were sold during the third quarter of 2016, reference "Real Estate Disposition" below.

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

The operations related to these three Company-owned hotels were reported as a component of "Corporate and Other" for segment reporting purposes. The results of operations for the year ended December 31, 2014 presented in these Consolidated Financial Statements reflect these three Company-owned hotels as discontinued operations. There was no impact on 2016 or 2015 from these discontinued operations. Unless noted otherwise, discussion in the notes to the consolidated financial statements pertain to continuing operations. Summarized financial information related to the discontinued operations is as follows:

For the Year Ended December 31,
2014
(in thousands)
Revenues
Hotel operations	$801
Total revenues	801
Operating Expenses
Hotel operations	927
Total operating expenses	927
Operating income (loss)	(126)
Gain on disposal of discontinued operations	2,807
Income from discontinued operations before income taxes	2,681
Income taxes	994
Income from discontinued operations, net of income taxes	$1,687

29. Selected Quarterly Financial Data—(Unaudited)

	First Quarter(1)	Second Quarter	Third Quarter	Fourth Quarter	2016(2)
	(in thousands, except per share data)
Revenues	$207,118	$241,751	$267,577	$208,195	$924,641
Operating income	$42,873	$64,942	$78,618	$52,462	$238,895
Income before income taxes	$30,378	$55,610	$70,200	$43,792	$199,980
Net income	$21,163	$38,822	$47,565	$31,821	$139,371
Earnings per share:
Basic	$0.38	$0.69	$0.85	$0.57	$2.48
Diluted	$0.37	$0.68	$0.84	$0.56	$2.46

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2015 (2)
	(in thousands, except per share data)
Revenues	$175,245	$232,156	$241,526	$210,951	$859,878
Operating income	$41,404	$62,917	$73,803	$47,195	$225,319
Income before income taxes	$31,034	$52,879	$62,268	$37,804	$183,985
Net income	$21,594	$35,813	$41,419	$29,203	$128,029
Earnings per share:
Basic	$0.38	$0.62	$0.72	$0.52	$2.24
Diluted	$0.37	$0.62	$0.72	$0.51	$2.22
(1) Results for the quarter ended March 31, 2016 reflect the adoption of ASU No. 2016-09, which requires companies to recognize excess benefits related to the exercise of share based awards in the provision for income taxes rather than additional paid-in-capital.  The Company adopted the standard during the second quarter of 2016 and applied the required adjustments as of January 1, 2016.  The impact of the adoption to the previously reported first quarter 2016 results was a $1.6 million reduction of income tax expense.  See Footnote No. 1 “Recently Adopted Accounting Guidance” of the Notes to our Financial Statements for information related to our adoption of ASU No. 2016-09.
(2) The sum of the earnings per share for the four quarters may differ from annual earnings per share due to the required method of computing the weighted average shares in interim periods.
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

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts with Customers (Topic 606) ("ASU No. 2014-09") and issued subsequent amendments to the initial guidance at various points of 2015 and 2016 within ASU No. 2015-14, ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12, and ASU No. 2016-20 (these ASUs collectively referred to as "Topic 606"). Topic 606 impacts virtually all aspects of an entity's revenue recognition and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, as well as most industry-specific guidance. Topic 606 significantly enhances comparability of revenue recognition practices across entities and industries by providing a principles-based, comprehensive framework for addressing revenue recognition issues. In order for a provider of promised goods or services to recognize as revenue the consideration that it expects to receive in exchange for the promised goods or services, the provider should apply the following five steps: (1) identify the contract with a customer(s); (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Topic 606 also specifies the accounting for some costs to obtain or fulfill a contract with a customer and provides enhanced disclosure requirements. Topic 606 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The guidance permits the retrospective or modified retrospective method when adopting Topic 606. The Company intends to adopt the standard in the annual period beginning January 1, 2018, and has not yet determined the method of adoption. The Company's evaluation is still preliminary for all areas below.
The Company has determined royalties earned in exchange for a license to brand intellectual property on franchise agreements will be recognized in revenue over time typically after the occurrence of a completed stay, which is consistent with current practice. We are continuing to evaluate the services we provide as part of the franchise agreement, including the Choice Privileges loyalty program and other programs we operate as part of the marketing and reservation system, to determine if they are distinct from the license to brand intellectual property and thus represent separate performance obligations. We do not expect significant changes to the pattern of revenue recognition regardless of these determinations.
The Company has determined initial and relicensing fees earned upon execution of a franchise agreement will be recognized as revenue ratably as services are provided over the enforceable period of the franchise license arrangement. This represents a change from current practice, whereby the Company typically will recognize revenue for initial and relicensing fees in full in the period of agreement execution. Similarly, the Company has determined sales commissions paid upon the execution of a franchise agreement will be recognized as expense ratably over the same period as revenues are recognized. This also represents a change, as the Company’s current practice is typically to recognize expense for sales commissions in full in the period of agreement execution. The Company is in the process of finalizing the periods of recognition and calculating the expected impacts for this revision.
The Company believes the timing of recognition for profits from the sale of real estate assets will be accelerated under Topic 606 resulting from the removal of real estate specific guidance. The Company is in the process of calculating the expected impact of this revision.
We continue to evaluate the accounting for other Company revenue streams for impacts as a result of adopting the standard.
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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASU No. 2016-13"), which will require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years. The Company is currently assessing the potential impact that ASU No. 2016-13 will have on its consolidated financial position or results of operations.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash ("ASU 2016-18"). ASU 216-18 ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently assessing the potential impact that ASU No. 2016-18 will have on the financial statements and disclosures.

31.	Subsequent Events
On January 13, 2017, the Company entered into a joint venture agreement to acquire a site located in San Francisco, CA and develop into a Cambria hotel & suites. An initial capital contribution was made in the amount of $25.3 million.
On February 25, 2017, the Company's board of directors declared a quarterly cash dividend of $0.215 per share of common stock. The dividend is payable on April 18, 2017 to shareholders of record on April 3, 2017.

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

An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2016 that materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on management’s assessment under those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Choice Hotels International, Inc. and Subsidiaries

We have audited Choice Hotels International, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Choice Hotels International, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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
In our opinion, Choice Hotels International, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Choice Hotels International, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ deficit and cash flows for each of the three years in the period ended December 31, 2016, and our report dated February 27, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
February 27, 2017

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

Code of Ethics
The Company has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer.
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

EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth information regarding the number of shares of the Company’s common stock that were subject to outstanding stock options at December 31, 2016.

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	2,193,502	$48.26	1,235,912
Equity compensation plans not approved by shareholders	Not applicable	Not applicable	Not applicable
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

4.03(j)	Indenture, dated August 25, 2010 between the Company and Wells Fargo Bank, National Association, as Trustee

4.04(j)	First Supplemental Indenture, dated August 25, 2010, between the Company, the Subsidiary Guarantors, and Wells Fargo Bank, National Association, as Trustee

4.05(r)	Second Supplemental Indenture dated June 27, 2012 among Choice Hotels International, Inc., the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association

4.06 (y)	Extension Confirmation Letter dated as of July 5, 2016, in connection with Senior Unsecured Credit Agreement

10.01(b)	Amended and Restated Employment Agreement dated April 30, 2008, between Choice Hotels International, Inc. and Stephen P. Joyce

10.01A(l)	First Amendment to First Amended and Restated Employment Agreement dated September 16, 2010 between Choice Hotels International, Inc. and Stephen P. Joyce

10.01B(s)	Second Amended and Restated Employment Agreement dated May 24, 2012 between Choice Hotels International, Inc. and Stephen P. Joyce

10.01C(m)	Amendment to Second Amended and Restated Employment Agreement dated March 4, 2014, between Stephen P. Joyce and Choice Hotels International, Inc.

10.02(d)	Amended and Restated Chairman’s Service Agreement dated September 10, 2008 by and between Choice Hotels International, Inc. and Stewart Bainum, Jr.

10.02A(t)	Amendment to Amended and Restated Chairman's Services Agreement dated January 1, 2012 between Choice Hotels International, Inc. and Stewart Bainum, Jr.

10.02B*	Amendment to Amended and Restated Chairman's Services Agreement dated January 1, 2017 between Choice Hotels International, Inc. and Stewart Bainum, Jr.

10.03(e)	Choice Hotels International, Inc. 2006 Long- Term Incentive Plan

10.03A(g)	Amendment to Choice Hotels International, Inc. 2006 Long-Term Incentive Plan, dated January 1, 2009

10.03B(i)	Amendment to Choice Hotels International, Inc. 2006 Long-Term Incentive Plan, dated April 29, 2010

10.03C(c)	Amendment to Choice Hotels International, Inc. 2006 Long-Term Incentive Plan, dated April 25, 2013

10.03D(v)	Amendment to Choice Hotels International, Inc. 2006 Long-Term Incentive Plan, dated February 27, 2015

10.04(c)	Choice Hotels International, Inc. Executive Incentive Compensation Plan

10.05(n)	Office Lease, dated July 11, 2011, between Choice Hotels International Services Corp., a wholly owned subsidiary of Choice Hotels International, Inc., and FP Rockville II Limited Partnership

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

10.07(q)	Choice Hotels International, Inc. Executive Deferred Compensation Plan (for Grandfather Account Balances)

10.07A(g)	Amended and Restated Choice Hotels International, Inc. Executive Deferred Compensation Plan (for Non-Grandfather Account Balances)

10.08(o)	Non-Competition, Non-Solicitation & Severance Benefit Agreement between the Company and Patrick Pacious, dated May 5, 2011

10.08A(t)	Amendment to Non-Competition, Non-Solicitation & Severance Benefit Agreement between the Company and Patrick Pacious, dated March 13, 2012

10.09(p)	Non-Competition, Non-Solicitation and Severance Benefit Agreement between the Company and David White, dated August 1, 2011

10.09A(f)	Amendment to Non-Competition, Non-Solicitation & Severance Benefit Agreement between the Company and David White, dated March 25, 2013

10.10(f)	Non-Competition, Non-Solicitation and Severance Benefit Agreement between the Company and Simone Wu, dated February 13, 2012

10.10A(f)	Amendment to Non-Competition, Non-Solicitation and Severance Benefit Agreement between the Company and Simone Wu, dated March 25, 2013

10.09B (z)	Transition Services Agreement between Choice Hotels International, Inc. and David L. White, dated June 3, 2016

10.09C (z)	Second Amendment to Non-Competition, Non-Solicitation and Severance Benefit Agreement between Choice Hotels International, Inc. and David L. White, dated June 3, 2016

13.01*	Valuation and Qualifying Accounts

21.01*	Subsidiaries of Choice Hotels International, Inc.

23*	Consent of Ernst & Young LLP

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

____________________________

*	Filed herewith

(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Registration Statement on Form S-4, filed August 31, 1998.

(b)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated April 30, 2008, filed May 2, 2008.

(c)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated April 26, 2013, filed on May 1, 2013.

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

(o)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated May 5, 2011, filed May 10, 2011.

(p)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated August 1, 2011, filed August 4, 2011.

(q)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003.

(r)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated June 22, 2012, filed June 27, 2012.

(s)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated May 24, 2012, filed May 25, 2012.

(t)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 9, 2012.

(u)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed May 8, 2014.

(v)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K dated April 24, 2015, filed April 29, 2015.

(w)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K dated and filed July 21, 2015.

(x)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K dated January 12, 2016 and filed January 13, 2016.

(y)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed August 4, 2016.

(z)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated June 7, 2016

Item 16. Form 10-K Summary

None.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

By:	/s/ Stephen P. Joyce
Stephen P. Joyce Chief Executive Officer

Dated: February 27, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEWART BAINUM, JR	Chairman, Director	February 27, 2017
Stewart Bainum, Jr.

/s/ BARBARA T. ALEXANDER	Director	February 27, 2017
Barbara T. Alexander

/s/ WILLIAM L. JEWS	Director	February 27, 2017
William L. Jews

/s/ STEPHEN P. JOYCE	Chief Executive Officer (Principal Executive Officer)	February 27, 2017
Stephen P. Joyce

/s/ SCOTT A. RENSCHLER	Director	February 27, 2017
Scott A. Renschler, Psy.D

/s/ MONTE J.M. KOCH	Director	February 27, 2017
Monte J.M. Koch

/s/ ERVIN R. SHAMES	Director	February 27, 2017
Ervin R. Shames

/s/ GORDON A. SMITH	Director	February 27, 2017
Gordon A. Smith

/s/ JOHN P. TAGUE	Director	February 27, 2017
John P. Tague

/s/ LIZA LANDSMAN	Director	February 27, 2017
Liza Landsman

/s/ SCOTT E. OAKSMITH	Senior Vice President, Finance & Chief Accounting Officer (Principal Financial and Accounting Officer)	February 27, 2017
Scott E. Oaksmith