Form 10-Q
period 2017-03-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2017-05-05
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months.    Yes  ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

CLASS	SHARES OUTSTANDING AT MARCH 31, 2017
Common Stock, Par Value $0.01 per share	56,448,239

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	March 31,
	2017	2016 (as adjusted)*
REVENUES:
Royalty fees	$68,989	$64,859
Initial franchise and relicensing fees	5,006	5,156
Procurement services	6,476	5,796
Marketing and reservation system	109,475	126,361
Other	7,952	4,946
Total revenues	197,898	207,118
OPERATING EXPENSES:
Selling, general and administrative	32,846	35,119
Depreciation and amortization	3,070	2,765
Marketing and reservation system	109,475	126,361
Total operating expenses	145,391	164,245
Operating income	52,507	42,873
OTHER INCOME AND EXPENSES, NET:
Interest expense	11,205	11,092
Interest income	(1,264)	(839)
Other (gains) losses	(897)	62
Equity in net loss of affiliates	2,080	2,180
Total other income and expenses, net	11,124	12,495
Income before income taxes	41,383	30,378
Income taxes	12,639	9,215
Net income	$28,744	$21,163

Basic earnings per share	$0.51	$0.38
Diluted earnings per share	$0.51	$0.37

Cash dividends declared per share	$0.215	$0.205
*During 2016, the Company adopted ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, see discussion of adoption in Note 1.
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED, IN THOUSANDS)

	Three Months Ended
	March 31,
	2017	2016 (as adjusted)*

Net income	$28,744	$21,163
Other comprehensive income, net of tax:
Amortization of loss on cash flow hedge	215	215
Foreign currency translation adjustment	568	1,528
Other comprehensive income, net of tax	783	1,743
Comprehensive income	$29,527	$22,906
*During 2016, the Company adopted ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, see discussion of adoption in Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED, IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	March 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$187,472	$202,463
Receivables (net of allowance for doubtful accounts of $9,046 and $8,557, respectively)	117,878	107,336
Income taxes receivable	446	316
Notes receivable, net of allowance	7,650	7,873
Other current assets	29,416	26,885
Total current assets	342,862	344,873
Property and equipment, at cost, net	82,701	84,061
Goodwill	79,073	78,905
Intangible assets, net	15,301	15,738
Notes receivable, net of allowances	123,878	110,608
Investments, employee benefit plans, at fair value	18,755	16,975
Investments in unconsolidated entities	123,550	94,839
Deferred income taxes	54,592	52,812
Other assets	63,420	53,657
Total assets	$904,132	$852,468
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$59,090	$48,071
Accrued expenses and other current liabilities	54,010	80,388
Deferred revenue	145,833	133,218
Current portion of long-term debt	1,225	1,195
Income taxes payable	13,923	796
Total current liabilities	274,081	263,668
Long-term debt	862,389	839,409
Deferred compensation and retirement plan obligations	23,044	21,595
Deferred income taxes	139	292
Other liabilities	36,966	38,853
Total liabilities	1,196,619	1,163,817
Commitments and Contingencies
Common stock, $0.01 par value, 160,000,000 shares authorized; 95,065,638 shares issued at March 31, 2017 and December 31, 2016 and 56,448,239 and 56,299,949 shares outstanding at March 31, 2017 and December 31, 2016, respectively	951	951
Additional paid-in-capital	160,719	159,045
Accumulated other comprehensive loss	(7,739)	(8,522)
Treasury stock (38,617,399 and 38,765,689 shares at March 31, 2017 and December 31, 2016, respectively), at cost	(1,070,516)	(1,070,383)
Retained earnings	624,098	607,560
Total shareholders’ deficit	(292,487)	(311,349)
Total liabilities and shareholders’ deficit	$904,132	$852,468
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED, IN THOUSANDS)

	Three Months Ended
	March 31,
	2017	2016 (as adjusted)*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,744	$21,163
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	3,070	2,765
Loss on disposal of assets	—	9
Provision for bad debts, net	561	655
Non-cash stock compensation and other charges	3,681	3,354
Non-cash interest and other (income) loss	(301)	667
Deferred income taxes	(1,900)	6,198
Equity in net losses from unconsolidated joint ventures, less distributions received	2,386	2,471
Changes in assets and liabilities:
Receivables	(11,365)	(14,473)
Advances to/from marketing and reservation system activities, net	(216)	(39,804)
Forgivable notes receivable, net	(4,483)	(6,464)
Accounts payable	9,203	(3,980)
Accrued expenses and other current liabilities	(25,048)	(24,521)
Income taxes payable/receivable	13,012	(1,788)
Deferred revenue	12,579	40,458
Other assets	(4,958)	(7,238)
Other liabilities	(751)	(842)
Net cash provided (used) by operating activities	24,214	(21,370)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(4,718)	(5,306)
Investment in intangible assets	(2,088)	(162)
Proceeds from sales of assets	—	1,700
Acquisitions of real estate	—	(25,389)
Contributions to equity method investments	(31,610)	(4,293)
Distributions from equity method investments	510	67
Purchases of investments, employee benefit plans	(1,424)	(896)
Proceeds from sales of investments, employee benefit plans	843	363
Issuance of mezzanine and other notes receivable	(9,863)	(7,487)
Collections of mezzanine and other notes receivable	522	109
Other items, net	(4)	26
Net cash used by investing activities	(47,832)	(41,268)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings pursuant to revolving credit facilities	22,800	79,267
Principal payments on long-term debt	(153)	(318)
Purchases of treasury stock	(7,271)	(8,857)
Dividends paid	(12,139)	(11,612)
Proceeds from exercise of stock options	4,963	4,137
Net cash provided by financing activities	8,200	62,617
Net change in cash and cash equivalents	(15,418)	(21)
Effect of foreign exchange rate changes on cash and cash equivalents	427	652
Cash and cash equivalents at beginning of period	202,463	193,441
Cash and cash equivalents at end of period	$187,472	$194,072
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Income taxes, net of refunds	$1,454	$4,208
Interest, net of capitalized interest	$19,874	$19,712
Non-cash investing and financing activities:
Dividends declared but not paid	$12,195	$11,580
Investment in property and equipment acquired in accounts payable	$724	$944
Non-cash sale of investment of unconsolidated joint venture	$—	$2,350
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

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Company Information and Significant Accounting Policies
The accompanying unaudited consolidated financial statements of Choice Hotels International, Inc. and subsidiaries (together the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These unaudited consolidated financial statements include all adjustments that are necessary, in the opinion of management, to fairly present the Company's financial position and results of operations. Except as otherwise disclosed, all adjustments are of a normal recurring nature.
Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted. The Company believes the disclosures made are adequate to make the information presented not misleading.
The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2016 and notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 27, 2017 (the "10-K"). Interim results are not necessarily indicative of the entire year results. All inter-company transactions and balances between Choice Hotels International, Inc. and its subsidiaries have been eliminated in consolidation.
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
Prior year impact from adoption of ASU 2016-09
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU No. 2016-09"). ASU No. 2016-09 requires that excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit to the income statement. The Company adopted the new guidance in the second quarter of 2016 and, in accordance with the provisions of ASU 2016-09 applied the required adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. The following table summarizes the effects of adopting this accounting standard on the Company's previously reported financial statements.

	Three Months Ended March 31, 2016
(In thousands, except per share amounts)	As Reported	As Adjusted
Consolidated Statements of Income:
Income taxes	$10,780	$9,215
Net income	$19,598	$21,163
Basis earnings per share	$0.35	$0.38
Diluted earnings per share	$0.35	$0.37

Consolidated Statements of Cash Flows:
Net cash used by operating activities	$(22,945)	$(21,370)
Excess tax benefits from stock-based compensation	$1,575	$—
Net cash provided by financing activities	$64,192	$62,617

Recently Adopted Accounting Guidance

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810) - Interests Held through Related Parties That Are under Common Control ("ASU No. 2016-17"). ASU No. 2016-17 alters the primary beneficiary assessment a reporting entity must perform as part of consolidation analysis to determine whether it should consolidate certain types of legal entities. Under legacy GAAP, indirect interests held through related parties under common control were to be considered in their entirety by the reporting entity in performing the primary beneficiary assessment. ASU No. 2016-17 revises the guidance such that indirect interests held through related parties under common control are considered on a proportionate basis in performing the primary beneficiary assessment. The Company adopted this ASU on January 1, 2017, and it did not have an impact on the Company's consolidated financial statements.
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
The Company believes the timing of recognition for profits from the sale of real estate assets will be accelerated under Topic 606, resulting from the removal of real estate specific guidance. The Company is in the process of calculating the expected impact of this revision.
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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASU No. 2016-13"), which will require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years. The Company is currently assessing the potential impact that ASU No. 2016-13 will have on its consolidated financial position or results of operations.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments ("ASU No. 2016-15"). ASU No. 2016-15 provides additional guidance on eight specific cash flow issues, such as the classification of debt prepayments or extinguishment costs, contingent consideration payments made after a business combination, and distributions received from equity method investees. The guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the potential impact that ASU No. 2016-15 will have on the financial statements and disclosures.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory ("ASU No. 2016-16").  ASU No. 2016-16 provides guidance on recognition of current income tax consequences for intercompany asset transfers (other than inventory) at the time of transfer.  This represents a change from current GAAP, where the consolidated tax consequences of intercompany asset transfers are deferred from the time of transfer to a future period.  The guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years.  Early adoption at the beginning of an annual period is permitted. The Company is currently assessing the potential impact that ASU No. 2016-16 will have on the financial statements and disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash ("ASU 2016-18"). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company is currently assessing the potential impact that ASU No. 2016-18 will have on the financial statements and disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment ("ASU No. 2017-04"). ASU 2017-04 eliminates the two-step process that required identification of potential impairment and a separate measure of the actual impairment. The annual assessment of goodwill impairment will be determined by using the difference between the carrying amount and the fair value of the reporting unit. The guidance is effective for public business entities for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company is currently assessing the potential impact that ASU No. 2017-04 will have on the financial statements and disclosures.

In February 2017, the FASB issued ASU No. 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets ("ASU No. 2017-05"). This ASU clarifies the scope and accounting of a financial asset that meets the definition of an “in-substance nonfinancial asset” and defines the term “in-substance nonfinancial asset.”  This ASU also adds guidance for partial sales of nonfinancial assets.  ASU 2017-05 will be effective for fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting period.  The Company is assessing the potential impact that ASU 2017-05 will have on the financial statements and disclosures.

2. Other Current Assets
Other current assets consist of the following:

	March 31, 2017	December 31, 2016
	(in thousands)
Prepaid expenses	$23,590	$22,210
Other current assets	5,826	4,675
Total	$29,416	$26,885

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
The following table shows the composition of the Company's notes receivable balances:

	March 31, 2017			December 31, 2016
	(in thousands)			(in thousands)
Credit Quality Indicator	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Total	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Total
Senior	$—	$70,575	$70,575	$—	$61,482	$61,482
Subordinated	—	9,411	9,411	—	9,336	9,336
Unsecured	55,898	3,562	59,460	51,475	3,618	55,093
Total notes receivable	55,898	83,548	139,446	51,475	74,436	125,911
Allowance for losses on non-impaired loans	5,501	770	6,271	5,013	770	5,783
Allowance for losses on receivables specifically evaluated for impairment	—	1,647	1,647	—	1,647	1,647
Total loan reserves	5,501	2,417	7,918	5,013	2,417	7,430
Net carrying value	$50,397	$81,131	$131,528	$46,462	$72,019	$118,481
Current portion, net	$311	$7,339	$7,650	$333	$7,540	$7,873
Long-term portion, net	50,086	73,792	123,878	46,129	64,479	110,608
Total	$50,397	$81,131	$131,528	$46,462	$72,019	$118,481

The following table summarizes the activity related to the Company’s Forgivable Notes Receivable and Mezzanine and Other Notes Receivable allowance for losses for the three months ended March 31, 2017:

	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable
	(in thousands)
Beginning balance	$5,013	$2,417
Provisions	630	—
Recoveries	(92)	—
Write-offs	(25)	—
Other(1)	(25)	—
Ending balance	$5,501	$2,417

(1) Consists of changes in foreign currency exchange rates and default rate assumption changes

Variable Interest through Notes Issued
The Company has issued mezzanine and other notes receivables to certain entities that have created variable interests in these borrowers totaling $33.7 million as of March 31, 2017. The Company has determined that it is not the primary beneficiary of these variable interest entities. Each of these loans have stated fixed and/or variable interest amounts. The Company has identified loans totaling approximately $2.1 million with stated interest rates that are less than market rate, representing a total discount of $0.2 million. These discounts are reflected as a reduction of the outstanding loan amounts and are amortized over the life of the related loan.
Forgivable Notes Receivable
As of March 31, 2017 and December 31, 2016, the unamortized balance of the Company's forgivable notes receivable totaled $55.9 million and $51.5 million, respectively. The Company recorded an allowance for credit losses on these forgivable notes receivable of $5.5 million and $5.0 million at March 31, 2017 and December 31, 2016, respectively. Amortization expense included in the accompanying consolidated statements of income related to the notes for the three months ended March 31, 2017 and 2016 was $2.4 million and $2.2 million, respectively.
Past due balances of forgivable notes receivable are as follows:

	30-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
	(in thousands)
As of March 31, 2017
Forgivable Notes	$311	$1,290	$1,601	$54,297	$55,898
	$311	$1,290	$1,601	$54,297	$55,898

As of December 31, 2016
Forgivable Notes	$116	$1,349	$1,465	$50,010	$51,475
	$116	$1,349	$1,465	$50,010	$51,475
Mezzanine and Other Notes Receivable
The Company determined that approximately $1.9 million of its mezzanine and other notes receivable were impaired at both March 31, 2017 and December 31, 2016, and recorded allowance for credit losses on these impaired loans totaling $1.6 million at both March 31, 2017 and December 31, 2016. The average mezzanine and other notes receivable on non-accrual status was approximately $1.9 million and $0.8 million for the three months ended March 31, 2017 and 2016, respectively. The Company recognizes interest income for impaired loans on a cash basis. Approximately $44 thousand and $43 thousand of interest income on impaired loans was recognized during the three months ended March 31, 2017, and 2016, respectively. The Company provided loan reserves on non-impaired loans totaling $0.8 million at March 31, 2017 and December 31, 2016.
Past due balances of mezzanine and other notes receivable by credit quality indicators are as follows:

	30-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
	(in thousands)
As of March 31, 2017
Senior	$—	$—	$—	$70,575	$70,575
Subordinated	—	—	—	9,411	9,411
Unsecured	—	—	—	3,562	3,562
	$—	$—	$—	$83,548	$83,548
As of December 31, 2016
Senior	$—	$—	$—	$61,482	$61,482
Subordinated	—	—	—	9,336	9,336
Unsecured	—	—	—	3,618	3,618
	$—	$—	$—	$74,436	$74,436

4.	Marketing and Reservation Activities
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
At March 31, 2017 and December 31, 2016, cumulative marketing and reservation system costs exceeded cumulative marketing and reservation system revenues earned by $25.4 million and $18.1 million, respectively, with the excess reflected as a long-term asset in the accompanying consolidated balance sheet. Depreciation and amortization expense attributable to marketing and reservation activities for the three months ended March 31, 2017 and 2016 was $6.4 million and $5.9 million, respectively. Interest expense attributable to marketing and reservation activities was $3 thousand for the three months ended March 31, 2016.

5.	Other Assets
Other assets consist of the following:

	March 31, 2017	December 31, 2016
	(in thousands)
Land and buildings	$29,027	$29,023
Advances to marketing and reservation system activities (Note 4)	25,449	18,069
Other assets	8,944	6,565
Total	$63,420	$53,657

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

The Company maintains a portfolio of investments owned through noncontrolling interest in equity method investments with one or more partners. Investments in unconsolidated entities include investments in joint ventures totaling $120.5 million and $91.9 million at March 31, 2017 and December 31, 2016, respectively, that the Company determined to be variable interest entities ("VIEs"). These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria hotel & suites hotels in strategic markets. Based on an analysis of who has the power to direct the activities that most significantly impact these entities performance and who has an obligation to absorb losses of these entities or a right to receive benefits from these entities that could potentially be significant to the entity, the Company determined that it is not the primary beneficiary of any of its VIEs. The Company based its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and the relevant development, operating management and financial agreements. Although the Company is not the primary beneficiary of these VIEs, it does exercise significant influence through its equity ownership and as a result the Company's investment in these entities is accounted for under the equity method. For the three months ended March 31, 2017 and 2016, the Company recognized losses totaling $2.5 million and

$2.4 million, respectively, from these investments. The Company's maximum exposure to losses related to its investments in VIEs is limited to its equity investments as well as certain guarantees described in Note 17 "Commitments and Contingencies" of these financial statements.

7.	Deferred Revenue
Deferred revenue consists of the following:

	March 31, 2017	December 31, 2016
	(in thousands)
Loyalty programs	$124,824	$115,851
Initial, relicensing and franchise fees	6,397	9,352
Procurement service fees	8,973	7,668
Other	5,639	347
Total	$145,833	$133,218

8.	Debt
Debt consists of the following:

	March 31, 2017	December 31, 2016
	(in thousands)
$400 million senior unsecured notes with an effective interest rate of 6.0% less deferred issuance costs of $4.5 million and $4.7 million at March 31, 2017 and December 31, 2016, respectively	$395,497	$395,316
$250 million senior unsecured notes with an effective interest rate of 6.19%, less a discount and deferred issuance costs of $1.0 million and $1.1 million at March 31, 2017 and December 31, 2016, respectively	248,952	248,875
$450 million senior unsecured credit facility with an effective interest rate of 2.28% and 2.23%, less deferred issuance costs of $2.5 million and $2.6 million at March 31, 2017 and December 31, 2016, respectively	205,303	182,359
Fixed rate collateralized mortgage with an effective interest rate of 4.57%, plus a fair value adjustment of $0.7 million and $0.7 million at March 31, 2017 and December 31, 2016, respectively	9,277	9,432
Economic development loans with an effective interest rate of 3.0% at March 31, 2017 and December 31, 2016	3,712	3,712
Other notes payable	873	910
Total debt	$863,614	$840,604
Less current portion	1,225	1,195
Total long-term debt	$862,389	$839,409
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

The Credit Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Credit Agreement to be immediately due and payable. At March 31, 2017, the Company was in compliance with all financial covenants under the Credit Agreement.

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
Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At March 31, 2017, the Company had been advanced approximately $3.7 million pursuant to these agreements and expects to receive the remaining $0.7 million over the next several years, subject to annual appropriations by the governmental entities. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration of the Company's ten-year corporate headquarters lease in 2023 will be forgiven in full. The advances will be included in long-term debt in the Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all current performance conditions as of March 31, 2017.

9.	Accumulated Other Comprehensive Loss

The following represents the changes in accumulated other comprehensive loss, net of tax, by component for the three months ended March 31, 2017:

	Loss on Cash Flow Hedge	Foreign Currency Items	Total
	(in thousands)
Beginning balance, December 31, 2016	$(3,160)	$(5,362)	$(8,522)
Other comprehensive income before reclassification	—	568	568
Amounts reclassified from accumulated other comprehensive income	215	—	215
Net current period other comprehensive income	215	568	783
Ending balance, March 31, 2017	$(2,945)	$(4,794)	$(7,739)

The amounts reclassified from accumulated other comprehensive loss during the three months ended March 31, 2017 were reclassified to the following line items in the Company's Consolidated Statements of Income.

Component	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statement of Income
Three Months Ended March 31, 2017
(in thousands)
Loss on cash flow hedge
Interest rate contract	$215	Interest expense
	—	Tax (expense) benefit
	$215	Net of tax

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
In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan ("EDCP"), which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust and invest these amounts in a selection of available diversified investment options. In 1997, the Company adopted the Choice Hotels International, Inc. Non-Qualified Retirement Savings and Investment Plan ("Non-Qualified Plan"). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. Under the EDCP and Non-Qualified Plan, (together, the "Deferred Compensation Plan"), the Company recorded current and long-term deferred compensation liabilities of $25.8 million and $24.7 million at March 31, 2017 and December 31, 2016, respectively, related to these deferrals and credited investment return under these two deferred compensation plans. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. The net increase in compensation expense recorded in SG&A expense for the three months ended March 31, 2017 and 2016 was $1.0 million and $0.1 million, respectively.
Under the Deferred Compensation Plan, the Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that offset the earnings credited to the participants. The diversified investments held in the trusts totaled $20.6 million and $19.1 million as of March 31, 2017 and December 31, 2016, respectively, and are recorded at their fair value, based on quoted market prices. At March 31, 2017, the Company expects $1.9 million of the assets held in the trust to be distributed during the next twelve months to participants. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets are included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment gains (losses) during the three months ended March 31, 2017 and 2016 of approximately $0.9 million and $(53) thousand, respectively.

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

The Company's policy is to recognize transfers in and transfers out of the three levels of the fair value hierarchy as of the end of each quarterly reporting period. There were no transfers between Level 1, 2 and 3 assets during the three months ended March 31, 2017.
As of March 31, 2017 and December 31, 2016, the Company had the following assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets	(in thousands)
As of March 31, 2017
Money market funds, included in cash and cash equivalents	$50,131	$—	$50,131	$—
Mutual funds(1)	18,961	18,961	—	—
Money market funds(1)	1,660	—	1,660	—
	$70,752	$18,961	$51,791	$—
As of December 31, 2016
Money market funds, included in cash and cash equivalents	$50,085	$—	$50,085	$—
Mutual funds(1)	17,468	17,468	—	—
Money market funds(1)	1,676	—	1,676	—
	$69,229	$17,468	$51,761	$—
________________________

(1)	Included in Investments, employee benefit plans at fair value and other current assets on the consolidated balance sheets.
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
The fair values of the Company's $250 million and $400 million senior notes are classified as Level 2 as the significant inputs are observable in an active market. At March 31, 2017 and December 31, 2016, the $250 million senior notes had an approximate fair value of $271.4 million and $273.0 million, respectively. At March 31, 2017 and December 31, 2016, the $400 million senior notes had an approximate fair value of $435.6 million and $430.4 million, respectively.

Fair values estimated are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment.  Settlement of such fair value amounts may not be possible and may not be a prudent management decision.

12.	Income Taxes
The effective income tax rates were 30.5% and 30.3% for the three months ended March 31, 2017 and 2016, respectively. The effective income tax rate for the three months ended March 31, 2017 was lower than the U.S. federal income tax rate of 35.0% due to the impact of foreign operations and $1.2 million of ASU 2016-09 benefits from share-based compensation, partially offset by state income taxes. The effective income tax rate for the three months ended March 31, 2016 was lower than the U.S federal tax rate of 35% due to the impact of foreign operations and $1.6 million of ASU 2016-09 benefits from share based compensation, partially offset by state income taxes. The rate was also impacted by an unfavorable adjustment of $1.2 million to the Company's tax rate benefit from foreign operations.

13.	Share-Based Compensation and Capital Stock
Stock Options
The Company granted 0.2 million and 0.7 million options to certain employees of the Company at a fair value of $2.0 million and $6.9 million for the three months ended March 31, 2017 and 2016, respectively. The stock options granted by the Company had an exercise price equal to the market price of the Company's common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2017 Grants	2016 Grants
Risk-free interest rate	1.76%	1.22%
Expected volatility	21.65%	23.76%
Expected life of stock option	4.6 years	4.6 years
Dividend yield	1.42%	1.59%
Requisite service period	4 years	4 years
Contractual life	7 years	7 years
Weighted average fair value of options granted (per option)	$10.80	$9.30
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
The aggregate intrinsic value of the stock options outstanding and exercisable at March 31, 2017 was $29.2 million and $20.6 million, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2017 and 2016 was approximately $2.7 million and $4.4 million, respectively.
The Company received approximately $5.0 million and $4.1 million in proceeds from the exercise of 123,625 and 190,830 employee stock options during the three months ended March 31, 2017 and 2016, respectively.
Restricted Stock
The following table is a summary of activity related to restricted stock grants:

	Three Months Ended
	March 31,
	2017	2016
Restricted share grants	120,054	125,110
Weighted average grant date fair value per share	$60.63	$51.49
Aggregate grant date fair value ($000)	$7,279	$6,442
Restricted shares forfeited	11,671	4,272
Vesting service period of shares granted	3-4 years	3-4 years
Fair value of shares vested ($000)	$6,817	$6,303
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
The following table is a summary of activity related to PVRSU grants:

	Three Months Ended
	March 31,
	2017	2016
Performance vested restricted stock units granted at target	158,978	35,033
Weighted average grant date fair value per share	$60.60	$51.49
Aggregate grant date fair value ($000)	$9,634	$1,804
Stock units forfeited	15,069	28,193
Requisite service period	3 years	3 years
During the three months ended March 31, 2017, PVRSU grants totaling 10,641 vested at a grant date fair value of $0.5 million. These PVRSU grants were initially granted at a target of 21,282 units. However, since the Company achieved only 50% of the targeted performance conditions contained in the stock awards granted in prior periods, 10,641 shares were forfeited. Additionally, during the three months ended March 31, 2017, PVRSU grants totaling 4,113 were forfeited since the Company did not achieve the targeted performance conditions contained in the stock awards granted in prior periods. Furthermore, during the three months ended March 31, 2017, PVRSU grants totaling 24,572 vested at a grant date fair value of $1.1 million. These PVRSU grants were initially granted at a target of 15,081 units. However, since the Company achieved an average of 163% of the various targeted performance conditions contained in the stock awards granted in prior periods, an additional 9,491 shares were earned and issued.
During the three months ended March 31, 2016, a total of 22,062 PVRSU grants vested at a grant date fair value of $0.8 million. These PVRSU grants were initially granted at a target of 44,118 units. However, since the Company achieved only 50% of the targeted performance conditions contained in the stock awards granted in prior periods, 22,056 shares were forfeited. In addition, during the three months ended March 31, 2016, PVRSU grants totaling 6,126 vested at a grant date fair value of $0.2 million. These PVRSU grants were initially granted at a target of 4,083 units. However, since the Company achieved 150% of the targeted performance conditions contained in the stock awards granted in prior periods, an additional 2,043 shares were earned and issued.

A summary of stock-based award activity as of March 31, 2017 and changes during the three months ended are presented below:

	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	2,193,502	$48.26		407,812	$50.61	235,980	$47.59
Granted	185,627	60.63		120,054	60.63	158,978	60.60
Performance based leveraging (1)						9,491	45.59
Exercised/Vested	(123,625)	40.15		(114,466)	47.32	(35,213)	46.01
Expired	(3,722)	53.26		—	—	—	—
Forfeited	(22,442)	54.37		(11,671)	53.07	(15,069)	46.89
Outstanding at March 31, 2017	2,229,340	$49.67	4.6 years	401,729	$54.47	354,167	$53.56
Options exercisable at March 31, 2017	1,160,197	$45.03	3.7 years
_________________________________
(1)PVRSU units outstanding have been increased by 9,491 units due to the Company exceeding the targeted performance conditions contained in PVRSUs granted in prior periods during the three months ended March 31, 2017.
The components of the Company’s pretax share-based compensation expense and associated income tax benefits are as follows for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(in millions)	2017	2016
Stock options	$1.1	$1.1
Restricted stock	1.7	1.8
Performance vested restricted stock units	1.0	0.6
Total	$3.8	$3.5
Income tax benefits	$1.4	$1.3
Dividends
The Company currently pays a quarterly dividend on its common stock of $0.215 per share, however the declaration of future dividends is subject to the discretion of the board of directors. During the three months ended March 31, 2017, the Company's board of directors declared dividends totaling $0.215 per share or approximately $12.1 million, in the aggregate.
In addition, during the three months ended March 31, 2017, the Company recorded dividends totaling $0.1 million related to previously declared dividends that were contingent upon the vesting of performance vested restricted stock units.

Share Repurchases and Redemptions
No shares of common stock were purchased by the Company under the share repurchase program during the three months ended March 31, 2017.
During the three months ended March 31, 2017, the Company redeemed 118,931 shares of common stock at a total cost of approximately $7.3 million, from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were outside the share repurchase program.

14. Earnings Per Share
The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2017	2016

Computation of Basic Earnings Per Share:
Numerator:
Net income	$28,744	$21,163
Income allocated to participating securities	(206)	(142)
Net income available to common shareholders	$28,538	$21,021
Denominator:
Weighted average common shares outstanding – basic	55,941	56,025

Basic earnings per share	$0.51	$0.38

Computation of Diluted Earnings Per Share:
Numerator:
Net income	$28,744	$21,163
Income allocated to participating securities	(206)	(142)
Net income available to common shareholders	$28,538	$21,021
Denominator:
Weighted average common shares outstanding – basic	55,941	56,025
Diluted effect of stock options and PVRSUs	345	282
Weighted average common shares outstanding – diluted	56,286	56,307

Diluted earnings per share	$0.51	$0.37

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
At March 31, 2017 and 2016, the Company had 2.2 million and 2.6 million outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the period, unless the stock options would be anti-dilutive. For the three months ended March 31, 2017, the Company excluded 0.6 million of anti-dilutive stock options from the diluted earnings per share calculation. For the three months ended March 31, 2016, the Company excluded 1.2 million of anti-dilutive stock options from the diluted earnings per share calculation.
PVRSUs are also included in the diluted earnings per share calculation when the performance conditions have been met at the reporting date. However, at March 31, 2017 and 2016, PVRSUs totaling 354,167 and 207,432, respectively, were excluded from the computation since the performance conditions had not been met.

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

Choice Hotels International, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
For the Three Months Ended March 31, 2017
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$64,304	$30,735	$10,501	$(36,551)	$68,989
Initial franchise and relicensing fees	4,912	—	94	—	5,006
Procurement services	6,255	—	221	—	6,476
Marketing and reservation system	98,202	93,696	3,621	(86,044)	109,475
Other	5,675	40	2,423	(186)	7,952
Total revenues	179,348	124,471	16,860	(122,781)	197,898
OPERATING EXPENSES:
Selling, general and administrative	36,810	26,959	5,814	(36,737)	32,846
Depreciation and amortization	384	1,821	865	—	3,070
Marketing and reservation system	102,097	89,579	3,843	(86,044)	109,475
Total operating expenses	139,291	118,359	10,522	(122,781)	145,391
Operating income	40,057	6,112	6,338	—	52,507
OTHER INCOME AND EXPENSES, NET:
Interest expense	11,063	—	142	—	11,205
Other items, net	(364)	928	(645)	—	(81)
Equity in earnings of consolidated subsidiaries	(11,320)	455	—	10,865	—
Total other income and expenses, net	(621)	1,383	(503)	10,865	11,124
Income before income taxes	40,678	4,729	6,841	(10,865)	41,383
Income taxes	11,934	930	(225)	—	12,639
Net income	$28,744	$3,799	$7,066	$(10,865)	$28,744

Choice Hotels International, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
For the Three Months Ended March 31, 2016
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated (as adjusted)*
REVENUES:
Royalty fees	$60,274	$32,418	$10,915	$(38,748)	$64,859
Initial franchise and relicensing fees	5,056	—	100	—	5,156
Procurement services	5,622	—	174	—	5,796
Marketing and reservation system	116,143	135,224	3,426	(128,432)	126,361
Other	2,999	74	2,057	(184)	4,946
Total revenues	190,094	167,716	16,672	(167,364)	207,118
OPERATING EXPENSES:
Selling, general and administrative	39,227	28,762	6,062	(38,932)	35,119
Depreciation and amortization	302	1,902	561	—	2,765
Marketing and reservation system	121,978	129,443	3,372	(128,432)	126,361
Total operating expenses	161,507	160,107	9,995	(167,364)	164,245
Operating income	28,587	7,609	6,677	—	42,873
OTHER INCOME AND EXPENSES, NET:
Interest expense	10,948	1	143	—	11,092
Other items, net	(446)	1,282	567	—	1,403
Equity in earnings of consolidated subsidiaries	(11,294)	807	—	10,487	—
Total other income and expenses, net	(792)	2,090	710	10,487	12,495
Income before income taxes	29,379	5,519	5,967	(10,487)	30,378
Income taxes	8,216	1,436	(437)	—	9,215
Net income	$21,163	$4,083	$6,404	$(10,487)	$21,163
*During 2016, the Company adopted ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, see discussion of adoption in Note 1.

Choice Hotels International, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2017
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$28,744	$3,799	$7,066	$(10,865)	$28,744
Other comprehensive income, net of tax:
Amortization of loss on cash flow hedge	215	—	—	—	215
Foreign currency translation adjustment	568	—	568	(568)	568
Other comprehensive income, net of tax	783	—	568	(568)	783
Comprehensive income	$29,527	$3,799	$7,634	$(11,433)	$29,527

Choice Hotels International, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2016
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated (as adjusted)*
Net income	$21,163	$4,083	$6,404	$(10,487)	$21,163
Other comprehensive income, net of tax:
Amortization of loss on cash flow hedge	215	—	—	—	215
Foreign currency translation adjustment	1,528	—	1,528	(1,528)	1,528
Other comprehensive income, net of tax	1,743	—	1,528	(1,528)	1,743
Comprehensive income	$22,906	$4,083	$7,932	$(12,015)	$22,906
*During 2016, the Company adopted ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, see discussion of adoption in Note 1.

Choice Hotels International, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
As of March 31, 2017
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$4,114	$23	$183,335	$—	$187,472
Receivables, net	106,470	1,455	10,103	(150)	117,878
Income taxes receivable	—	4,871	3,613	(8,038)	446
Other current assets	8,715	26,962	1,468	(79)	37,066
Total current assets	119,299	33,311	198,519	(8,267)	342,862
Property and equipment, at cost, net	44,704	20,294	17,703	—	82,701
Goodwill	65,813	—	13,260	—	79,073
Intangible assets, net	5,141	3,338	6,822	—	15,301
Notes receivable, net of allowances	15,737	46,099	62,042	—	123,878
Investments, employee benefit plans, at fair value	—	18,755	—	—	18,755
Investment in affiliates	538,078	50,308	—	(588,386)	—
Advances to affiliates	9,016	82,193	1,729	(92,938)	—
Deferred income taxes	43,018	13,415	—	(1,841)	54,592
Other assets	25,697	109,108	52,216	(51)	186,970
Total assets	$866,503	$376,821	$352,291	$(691,483)	$904,132
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$14,419	$40,785	$4,036	$(150)	$59,090
Accrued expenses and other current liabilities	20,901	25,499	7,610	—	54,010
Deferred revenue	144,723	18	1,171	(79)	145,833
Other current liabilities	21,954	7	1,225	(8,038)	15,148
Total current liabilities	201,997	66,309	14,042	(8,267)	274,081
Long-term debt	849,753	3,712	8,924	—	862,389
Deferred compensation and retirement plan obligations	—	23,033	11	—	23,044
Advances from affiliates	90,765	1,191	982	(92,938)	—
Other liabilities	16,475	15,172	7,350	(1,892)	37,105
Total liabilities	1,158,990	109,417	31,309	(103,097)	1,196,619
Total shareholders’ (deficit) equity	(292,487)	267,404	320,982	(588,386)	(292,487)
Total liabilities and shareholders’ deficit	$866,503	$376,821	$352,291	$(691,483)	$904,132

Choice Hotels International, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
As of December 31, 2016
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$14,696	$159	$187,608	$—	$202,463
Receivables, net	96,128	1,556	9,802	(150)	107,336
Other current assets	9,120	29,281	4,470	(7,797)	35,074
Total current assets	119,944	30,996	201,880	(7,947)	344,873
Property and equipment, at cost, net	44,236	21,718	18,107	—	84,061
Goodwill	65,813	—	13,092	—	78,905
Intangible assets, net	5,279	3,494	6,965	—	15,738
Notes receivable, net of allowances	16,285	42,398	51,925	—	110,608
Investments, employee benefit plans, at fair value	—	16,975	—	—	16,975
Investment in affiliates	526,166	50,798	—	(576,964)	—
Advances to affiliates	14,929	123,074	17	(138,020)	—
Deferred income taxes	40,459	14,234	—	(1,881)	52,812
Other assets	18,259	76,933	53,304	—	148,496
Total assets	$851,370	$380,620	$345,290	$(724,812)	$852,468
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$14,296	$29,705	$4,220	$(150)	$48,071
Accrued expenses and other current liabilities	31,352	45,179	3,857	—	80,388
Deferred revenue	132,217	—	1,107	(106)	133,218
Other current liabilities	8,480	7	1,195	(7,691)	1,991
Total current liabilities	186,345	74,891	10,379	(7,947)	263,668
Long-term debt	826,551	3,712	9,146	—	839,409
Deferred compensation and retirement plan obligations	—	21,584	11	—	21,595
Advances from affiliates	135,879	1,188	953	(138,020)	—
Other liabilities	13,944	15,631	11,451	(1,881)	39,145
Total liabilities	1,162,719	117,006	31,940	(147,848)	1,163,817
Total shareholders’ (deficit) equity	(311,349)	263,614	313,350	(576,964)	(311,349)
Total liabilities and shareholders' deficit	$851,370	$380,620	$345,290	$(724,812)	$852,468

Choice Hotels International, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2017
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(13,926)	$33,440	$4,700	$—	$24,214
Cash Flows From Investing Activities
Investment in property and equipment	(3,832)	(710)	(176)	—	(4,718)
Investment in intangible assets	(1,369)	(719)	—	—	(2,088)
Contributions to equity method investments	—	(31,592)	(18)	—	(31,610)
Distributions from equity method investments	—	—	510	—	510
Purchases of investments, employee benefit plans	—	(1,424)	—	—	(1,424)
Proceeds from sales of investments, employee benefit plans	—	843	—	—	843
Issuance of mezzanine and other notes receivable	(330)	—	(9,533)	—	(9,863)
Collections of mezzanine and other notes receivable	522	—	—	—	522
Advances to and investment in affiliates	—	(484)	—	484	—
Divestment in affiliates	—	510	—	(510)	—
Other items, net	—	—	(4)	—	(4)
Net cash used by investing activities	(5,009)	(33,576)	(9,221)	(26)	(47,832)
Cash Flows from Financing Activities
Net borrowings pursuant to revolving credit facilities	22,800	—	—	—	22,800
Principal payments on long-term debt	—	—	(153)	—	(153)
Purchases of treasury stock	(7,271)	—	—	—	(7,271)
Dividends paid	(12,139)	—	—	—	(12,139)
Proceeds from contributions from affiliates	—	—	484	(484)	—
Distributions to affiliates	—	—	(510)	510	—
Proceeds from exercise of stock options	4,963	—	—	—	4,963
Net cash provided (used) by financing activities	8,353	—	(179)	26	8,200
Net change in cash and cash equivalents	(10,582)	(136)	(4,700)	—	(15,418)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	427	—	427
Cash and cash equivalents at beginning of period	14,696	159	187,608	—	202,463
Cash and cash equivalents at end of period	$4,114	$23	$183,335	$—	$187,472

Choice Hotels International, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2016
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated (as adjusted)*
Net cash provided (used) by operating activities	$(63,763)	$30,083	$12,310	$—	$(21,370)
Cash Flows From Investing Activities
Investment in property and equipment	(3,991)	(1,076)	(239)	—	(5,306)
Investment in intangible assets	(162)	—	—	—	(162)
Proceeds from sales of assets	—	—	1,700	—	1,700
Acquisitions of real estate	—	—	(25,389)	—	(25,389)
Contributions to equity method investments	—	(4,273)	(20)	—	(4,293)
Distributions from equity method investments	—	—	67	—	67
Purchases of investments, employee benefit plans	—	(896)	—	—	(896)
Proceeds from sales of investments, employee benefit plans	—	363	—	—	363
Issuance of mezzanine and other notes receivable	(4,684)	—	(2,803)	—	(7,487)
Collections of mezzanine and other notes receivable	109	—	—	—	109
Advances to and investment in affiliates	—	(25,685)	—	25,685	—
Divestment in affiliates	—	1,745	—	(1,745)	—
Other items, net	—	—	26	—	26
Net cash used by investing activities	(8,728)	(29,822)	(26,658)	23,940	(41,268)
Cash Flows from Financing Activities
Net borrowings pursuant to revolving credit facilities	79,300	—	(33)	—	79,267
Principal payments on long-term debt	—	(183)	(135)	—	(318)
Proceeds from contributions from affiliates	—	—	25,685	(25,685)	—
Purchases of treasury stock	(8,857)	—	—	—	(8,857)
Dividends paid	(11,612)	—	—	—	(11,612)
Distributions to affiliates	—	—	(1,745)	1,745	—
Proceeds from exercise of stock options	4,137	—	—	—	4,137
Net cash provided (used) by financing activities	62,968	(183)	23,772	(23,940)	62,617
Net change in cash and cash equivalents	(9,523)	78	9,424	—	(21)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	652	—	652
Cash and cash equivalents at beginning of period	13,529	19	179,893	—	193,441
Cash and cash equivalents at end of period	$4,006	$97	$189,969	$—	$194,072
*During 2016, the Company adopted ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, see discussion of adoption in Note 1.

16. Reportable Segment Information

Hotel Franchising: Hotel franchising includes the Company's hotel franchising operations consisting of its eleven brands. The eleven brands are aggregated within this segment considering their similar economic characteristics, types of customers, distribution channels and regulatory business environments. Revenues from the hotel franchising business include royalty fees, initial franchise and relicensing fees, marketing and reservation system fees, procurement services revenue and other franchising related revenue. The Company is obligated under its hotel franchise agreements to provide marketing and reservation services appropriate for the operation of its systems. These services do not represent separate reportable segments as their operations are directly related to the Company's hotel franchising business. The revenues received from franchisees that are used to pay for part of the Company's ongoing operations are included in hotel franchising revenues and are offset by the related expenses paid for marketing and reservation activities to calculate hotel franchising operating income.
SkyTouch Technology: SkyTouch Technology ("SkyTouch") is a division of the Company that develops and markets cloud-based technology products to hoteliers not under franchise agreements with the Company.
The Company evaluates its segments based primarily on the results of the segment without allocating corporate expenses, income taxes or indirect general and administrative expenses, which are included in the Corporate and Other column. Corporate and Other revenues include rental income related to an office building owned by the Company, as well as revenues related to the Company's vacation rental initiatives. Equity in earnings or losses from hotel franchising related joint ventures is allocated to the Company's hotel franchising segment. As described in Note 4, certain interest expenses related to the Company's marketing and reservation activities are allocated to the hotel franchising segment. The Company does not allocate the remaining interest expense, interest income, other gains and losses or income taxes to its segments.
The following table presents the financial information for the Company's segments:

	Three Months Ended March 31, 2017				Three Months Ended March 31, 2016
(In thousands)	Hotel Franchising	SkyTouch Technology	Corporate & Other	Consolidated	Hotel Franchising	SkyTouch Technology	Corporate & Other	Consolidated

Revenues	$195,343	$648	$1,907	$197,898	$205,089	$406	$1,623	$207,118
Operating income (loss)	$65,360	$(1,094)	$(11,759)	$52,507	$58,592	$(4,325)	$(11,394)	$42,873
Income (loss) before income taxes	$63,280	$(1,094)	$(20,803)	$41,383	$56,412	$(4,325)	$(21,709)	$30,378

17.	Commitments and Contingencies
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
The Company believes the likelihood of having to perform under the aforementioned limited payment guarantees was remote at March 31, 2017 and December 31, 2016.
Commitments
The Company has the following commitments outstanding at March 31, 2017:

•
The Company provides financing in the form of forgivable promissory notes or cash incentives to franchisees for property improvements, hotel development efforts and other purposes. At March 31, 2017, the Company had commitments to extend an additional $180.1 million for these purposes provided certain conditions are met by its franchisees, of which $76.2 million is expected to be advanced in the next twelve months.

•
The Company committed to make additional capital contributions totaling $23.1 million to existing joint ventures related to the construction of various hotels to be operated under the Company's Cambria hotel & suites brand.

•
In November 2015, the Company provided financing to a development company to acquire and redevelop a historic office building into a Cambria hotel & suites hotel. The Company has committed to provide up to an aggregate of $49.1 million, if necessary, for acquisition of the property and property improvements. As of March 31, 2017, the Company advanced $40.2 million. The promissory notes mature on November 30, 2019, and bear interest at variable and fixed rates and are payable monthly.

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

18. Transactions with Unconsolidated Joint Ventures

The Company has a management fee arrangement for marketing services with a joint venture partner. For the three months ended March 31, 2017, fees earned and payroll costs reimbursed under this arrangement totaled $0.3 million. There were no fees earned and payroll costs reimbursed under this arrangement for the three months ended March 31, 2016.

The Company has entered into franchise agreements with certain of the unconsolidated joint ventures discussed in Note 6. Pursuant to these franchise agreements, the Company has recorded royalty and marketing and reservation system fees of approximately $3.9 million and $3.1 million for the three months ended March 31, 2017 and 2016, respectively. The Company has recorded $1.0 million and $1.1 million as a receivable due from these joint ventures as of March 31, 2017 and December 31, 2016, respectively. In addition, the Company has paid commissions of $22 thousand and $30 thousand for the three months ended March 31, 2017 and 2016, respectively, to an online travel agent for which the Company is a joint venture member.

19. Subsequent Events

On April 21, 2017, the Company's board of directors declared a quarterly cash dividend of $0.215 per share of common stock. The dividend is payable on July 18, 2017 to shareholders of record on July 3, 2017.

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

Overview
We are primarily a hotel franchisor with franchise agreements representing 6,494 hotels open and 795 hotels under construction, awaiting conversion or approved for development as of March 31, 2017, with 515,372 rooms and 62,488 rooms, respectively, in 50 states, the District of Columbia and over 40 countries and territories outside the United States. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Ascend Hotel Collection®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, and Cambria hotel & suites® (collectively, the "Choice brands").
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
With a focus on hotel franchising instead of ownership, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our business provides opportunities to improve operating results by increasing the number of franchised hotel rooms and effective royalty rates of our franchise contracts resulting in increased initial fee and relicensing revenue; ongoing royalty fees and procurement services revenues. In addition, our operating results can also be improved through our company-wide efforts related to improving property-level performance. The Company currently estimates, based on its current domestic portfolio of hotels under franchise, a 1% change in revenue per available room ("RevPAR") or rooms under franchise would increase or decrease annual domestic royalty revenues by approximately $3.3 million and a 1 basis point change in the Company's effective royalty rate would increase or decrease annual domestic royalties by approximately $0.7 million. In addition to these revenues, we also collect marketing and reservation system fees to support centralized marketing and reservation activities for the franchise system.
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
We are required by our franchise agreements to use the marketing and reservation system fees we collect for system-wide marketing and reservation activities. These expenditures, which include advertising costs and costs to maintain our central reservations and property management systems, help to enhance awareness and consumer preference for our brands and deliver guests to our franchisees. Greater awareness and preference promotes long-term growth in business delivery to our franchisees and increases the desirability of our brands to hotel owners and developers, which ultimately increases franchise fees earned by the Company.
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
We believe that executing our strategic priorities creates value for our shareholders. Our Company focuses on two key goals:
Profitable Growth. Our success is dependent on improving the performance of our hotels, increasing our system size by selling additional hotel franchises, effective royalty rate improvement and maintaining a disciplined cost structure. We attempt to improve our franchisees’ revenues and overall profitability by providing a variety of products and services designed to increase business delivery to and/or reduce operating and development costs for our franchisees. These products and services include national marketing campaigns, maintaining a guest loyalty program, a central reservation system, property and yield management programs and systems, revenue management systems, quality assurance standards and qualified vendor relationships. We believe that healthy brands, which deliver a compelling return on investment for franchisees, will enable us to sell additional hotel franchises and raise royalty rates. We have established multiple brands that meet the needs of many types of guests, and can be developed at various price points and applied to both new and existing hotels. This ensures that we have brands suitable for creating growth in a variety of market conditions. Improving the performance of the hotels under franchise, growing the system through additional franchise sales and improving franchise agreement pricing while maintaining a disciplined cost structure are the keys to profitable growth.
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
Historically, we have returned value to our shareholders through share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. Since the program's inception through March 31, 2017, we have repurchased 48.7 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.3 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 81.7 million shares at an average price of $15.38 per share. The Company purchased no shares of common stock under the share repurchase program during the three months ended March 31, 2017. At March 31, 2017, we had approximately 4.0 million shares remaining under the current share repurchase authorization. We currently believe that our cash flows from operations will support our ability to complete the current repurchase authorization. Upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
The Company commenced paying quarterly dividends in 2004 and in 2012 the Company elected to pay a special cash dividend totaling approximately $600 million. The Company currently maintains the payment of a quarterly dividend on its common shares outstanding; however, the declaration of future dividends is subject to the discretion of the board of directors. During the fourth quarter of 2016, the Company's board of directors announced a 5% increase to the quarterly cash dividend rate to $0.215 per common share outstanding. The projected annual dividend in 2017 is $0.86 per common share outstanding. During the three months ended March 31, 2017, we paid cash dividends totaling approximately $12.1 million. We expect to continue to pay dividends in the future, subject to declaration by our board of directors as well as future business performance, economic conditions, changes in income tax regulations and other factors including limitations in the Company's credit facility. Based on the present dividend rate and outstanding share count, we expect that aggregate annual regular dividends for 2017 would be approximately $48.6 million.
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
Results of Operations: Royalty fees, operating income, net income and diluted earnings per share ("EPS") represent key measurements of these value drivers. These measurements are primarily driven by the operations of our hotel franchise system and, therefore, our analysis of the Company's operations is primarily focused on the size, performance and potential growth of the hotel franchise system as well as our variable overhead costs. Since our hotel franchising activities represents approximately 99% of total revenues, our discussion of our results from operations primarily relate to our hotel franchising activities.
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
Calculation of Hotel Franchising Revenues

	Three Months Ended March 31,
	(In thousands)
	2017	2016

Total Revenues	$197,898	$207,118
Adjustments:
Marketing and reservation system revenues	(109,475)	(126,361)
Non-hotel franchising activities	(2,555)	(2,029)
Hotel Franchising Revenues	$85,868	$78,728

Operations Review
Comparison of Operating Results for the Three-Month Periods Ended March 31, 2017 and 2016

Summarized financial results for the three months ended March 31, 2017 and 2016 are as follows:

(in thousands)	2017	2016 (as adjusted)*
REVENUES:
Royalty fees	$68,989	$64,859
Initial franchise and relicensing fees	5,006	5,156
Procurement services	6,476	5,796
Marketing and reservation system	109,475	126,361
Other	7,952	4,946
Total revenues	197,898	207,118
OPERATING EXPENSES:
Selling, general and administrative	32,846	35,119
Depreciation and amortization	3,070	2,765
Marketing and reservation system	109,475	126,361
Total operating expenses	145,391	164,245
Operating income	52,507	42,873
OTHER INCOME AND EXPENSES, NET:
Interest expense	11,205	11,092
Interest income	(1,264)	(839)
Other (gains) losses	(897)	62
Equity in net loss of affiliates	2,080	2,180
Total other income and expenses, net	11,124	12,495
Income before income taxes	41,383	30,378
Income taxes	12,639	9,215
Net income	$28,744	$21,163
*During 2016, the Company adopted ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, see discussion of adoption in Note 1.

Results of Operations
The Company recorded income before income taxes of $41.4 million for the three month period ended March 31, 2017, an $11.0 million or 36% increase from the same period of the prior year. The increase in income before income taxes primarily reflects a $9.6 million increase in operating income, a $0.4 million increase in interest income and an increase of $1.0 million in other gains and losses.
Operating income increased $9.6 million primarily due to a $7.1 million or 9% increase in the Company's hotel franchising revenues and a $2.3 million or 6% decrease in selling, general, and administrative expenses. The key drivers of these fluctuations are described in more detail below.
Hotel Franchising Revenues
Hotel franchising revenues were $85.9 million for the three months ended March 31, 2017 compared to $78.7 million for the three months ended March 31, 2016, an increase of $7.1 million or 9%. The increase in hotel franchising revenues is primarily due to a $4.1 million or 6% increase in royalty revenues, a $0.7 million or 12% increase in procurement services revenues, and an increase of $2.5 million in non-compliance and other revenues, offset by a $0.2 million decrease in initial and relicensing fee revenues.
Royalty Fees
Domestic royalty fees for the three months ended March 31, 2017 increased $4.0 million to $64.5 million, an increase of 7% compared to the three months ended March 31, 2016. The increase in royalties is primarily attributable to a 3.8% increase in RevPAR, a 0.9% increase in the number of domestic franchised hotel rooms and an increase in the effective royalty rate. System-wide RevPAR increased due to a 1.9% increase in average daily rates, accompanied by a 100 basis point increase in occupancy rates. The Company's effective royalty rate for the domestic hotel system increased from 4.38% for the three months ended March 31, 2016 to 4.55% for the three months ended March 31, 2017. The increase in the effective royalty rate is attributable to improved royalty rate pricing on recently executed domestic franchise agreements as well as annual contractual royalty rate increases contained in existing franchise agreements.
A summary of the Company's domestic franchised hotels operating information is as follows:

	For the Three Months Ended March 31, 2017			For the Three Months Ended March 31, 2016*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$87.03	58.5%	$50.90	$85.39	57.7%	$49.27	1.9%	80	bps	3.3%
Comfort Suites	93.40	65.1%	60.84	92.40	64.1%	59.26	1.1%	100	bps	2.7%
Sleep	79.20	60.0%	47.54	77.71	58.7%	45.61	1.9%	130	bps	4.2%
Quality	73.76	53.1%	39.20	72.23	52.2%	37.72	2.1%	90	bps	3.9%
Clarion	78.05	53.6%	41.83	75.90	50.1%	38.06	2.8%	350	bps	9.9%
Econo Lodge	57.33	48.6%	27.84	55.99	47.3%	26.46	2.4%	130	bps	5.2%
Rodeway	59.63	51.1%	30.49	57.77	51.0%	29.47	3.2%	10	bps	3.5%
MainStay	71.66	61.7%	44.21	72.91	57.9%	42.23	(1.7)%	380	bps	4.7%
Suburban	51.01	74.2%	37.82	48.28	73.0%	35.26	5.7%	120	bps	7.3%
Cambria hotel & suites	122.24	68.1%	83.26	NA	NA	NA	NA	NA	bps	NA
Ascend Hotel Collection	117.29	51.3%	60.21	115.55	53.7%	62.01	1.5%	(240)	bps	(2.9)%
Total	$78.41	56.1%	$43.98	$76.92	55.1%	$42.39	1.9%	100	bps	3.8%
___________________
*Totals for the three months ended March 31, 2016 have been revised from previous disclosures to include the operating statistics for the Cambria hotel & suites brand. Operating statistics for Cambria hotel & suites have been excluded for 2016 since the brand had fewer than 25 units open and operating for the 12 month period.

The number of domestic rooms on-line increased by 0.9% to 402,700 as of March 31, 2017, from 398,978 as of March 31, 2016. The total number of domestic hotels on-line increased by 1.3% to 5,343 as of March 31, 2017, from 5,276 as of March 31, 2016. Our unit growth has outpaced the growth in our rooms primarily due to the Company's multi-year strategy to rejuvenate the Comfort family of brands by terminating under-performing hotels that no longer meet the Comfort brand standards. Hotels terminated from the Comfort brand family may be repositioned to a more suitable brand within the Company's family of brands or exit our franchise system. As a result of this strategy our unit growth has been driven primarily by brands with lower average room counts than the Comfort family of brands. A summary of domestic hotels and rooms on-line at March 31, 2017 and 2016 by brand is as follows:

	March 31, 2017		March 31, 2016		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	%	%
Comfort Inn	1,103	85,583	1,143	88,294	(40)	(2,711)	(3.5)%	(3.1)%
Comfort Suites	566	43,740	566	43,669	—	71	—%	0.2%
Sleep	382	27,301	379	27,139	3	162	0.8%	0.6%
Quality	1,457	114,837	1,394	111,124	63	3,713	4.5%	3.3%
Clarion	161	22,159	172	23,893	(11)	(1,734)	(6.4)%	(7.3)%
Econo Lodge	845	52,113	853	52,784	(8)	(671)	(0.9)%	(1.3)%
Rodeway	558	32,103	519	28,931	39	3,172	7.5%	11.0%
MainStay	57	4,148	54	4,019	3	129	5.6%	3.2%
Suburban	59	6,598	59	6,634	—	(36)	—%	(0.5)%
Ascend Hotel Collection	127	10,451	112	9,378	15	1,073	13.4%	11.4%
Cambria hotel & suites	28	3,667	25	3,113	3	554	12.0%	17.8%
Total Domestic Franchises	5,343	402,700	5,276	398,978	67	3,722	1.3%	0.9%

Domestic hotels open and operating decreased by 19 during the three months ended March 31, 2017, compared to no net increase or decrease during the three months ended March 31, 2016. Gross domestic franchise additions decreased from 61 for the three months ended March 31, 2016 to 49 for the same period of 2017. New construction hotels represented 9 of the gross domestic additions during the three months ended March 31, 2017, compared to 12 hotels in the same period of the prior year. Gross domestic additions for conversion hotels during the three months ended March 31, 2017 decreased by 6 units to 40 from 46 for the three months ended March 31, 2016. The timing of new construction hotel openings typically averages 18 to 36 months to open after the franchise agreement is executed. Conversion hotels typically open three to four months after the execution of a franchise agreement.

Net domestic franchise terminations increased from 58 in the three months ended March 31, 2016 to 68 for the three months ended March 31, 2017.
International royalties increased $0.2 million or 4% from $4.4 million for the three months ended March 31, 2016 to $4.5 million for the three months ended March 31, 2017, primarily due to a 1.5% increase in the number of rooms available. International rooms increased by 1,688 from 110,984 as of March 31, 2016 to 112,672 as of March 31, 2017. The total number of international hotels decreased by 18 from 1,169 as of March 31, 2016 to 1,151 as of March 31, 2017. International rooms grew 1.5% despite a decline in the number of hotels open and operating primarily due to a focus on new entrants with higher per unit room counts than currently in the Company's international franchised hotel portfolio.
Initial Franchise and Relicensing Fees
Domestic initial franchise fee revenue, included in the initial franchise and relicensing fees caption on the Company's statements of income, generated from executed franchise agreements decreased $0.3 million to $2.1 million for the three months ended March 31, 2017 from $2.4 million for the three months ended March 31, 2016. Domestic initial fee revenue decreased approximately 12% despite a 51% increase in executed franchise agreements primarily due to an increase in franchise agreements containing forgivable promissory note incentives when compared to the same period of the prior year. Executed franchise agreements increased from 70 franchise agreements, representing 5,371 rooms, executed in the first quarter of 2016, to 106 franchise agreements, representing 7,271 rooms executed in the first quarter of 2017. Revenues associated with agreements including incentives are deferred and recognized when the incentive criteria are met or the agreement is terminated, whichever comes first.

During the first quarter of 2017, 38 of the executed agreements were for new construction hotel franchises representing 2,458 rooms compared to 15 contracts representing 1,281 rooms for the three months ended March 31, 2016. Conversion hotel executed franchise agreements totaled 68 representing 4,813 rooms for the three months ended March 31, 2017 compared to 55 agreements representing 4,090 rooms for the same period a year ago.
A summary of executed domestic franchise agreements by brand for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016			% Change
	New Construction	Conversion	Total	New Construction	Conversion	Total	New Construction	Conversion	Total
Comfort Inn	7	10	17	6	4	10	17%	150%	70%
Comfort Suites	8	—	8	2	—	2	300%	NM	300%
Sleep	11	2	13	2	—	2	450%	NM	550%
Quality	1	21	22	—	23	23	NM	(9)%	(4)%
Clarion	—	3	3	1	3	4	(100)%	—%	(25)%
Econo Lodge	—	7	7	—	14	14	NM	(50)%	(50)%
Rodeway	—	21	21	—	10	10	NM	110%	110%
MainStay	9	—	9	1	—	1	800%	NM	800%
Suburban	—	—	—	—	—	—	NM	NM	NM
Ascend Hotel Collection	1	4	5	1	1	2	—%	300%	150%
Cambria hotel & suites	1	—	1	2	—	2	(50)%	NM	(50)%
Total Domestic System	38	68	106	15	55	70	153%	24%	51%
Relicensing fees include fees charged to the new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system as well as fees required to renew expiring franchise contracts. Domestic relicensing contracts increased 13% from 98 for the three months ended March 31, 2016 to 111 for the three months ended March 31, 2017, offset by renewals of expired contracts which decreased 44% from 9 for the three months ended March 31, 2016 to 5 during the current period. As a result of the 8% increase in relicensing and renewal contracts, domestic relicensing and renewal revenues increased 4% from $2.7 million in the first quarter of 2016 to $2.8 million in the first quarter of 2017.
As of March 31, 2017, the Company had 724 franchised hotels with 55,375 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 582 hotels and 44,822 rooms at March 31, 2016. The number of new construction franchised hotels in the Company's domestic pipeline increased 30% to 505 at March 31, 2017 from 388 at March 31, 2016. The growth in the number of new construction hotels in the domestic pipeline reflects the 16%, 9% and 79% increase in new construction franchise agreements executed in 2016, 2015 and 2014, respectively, as well as a 153% increase in the first three months of 2017. New construction hotels typically average 18 to 36 months to open after the franchise agreement is executed. The number of conversion franchised hotels in the Company's domestic pipeline increased by 25 hotels or 13% from 194 hotels at March 31, 2016 to 219 hotels at March 31, 2017, primarily due to the timing of hotel openings and the timing of signing new conversion franchise agreements. Conversion hotels typically open three to four months after the execution of a franchise agreement. The Company had an additional 71 franchised hotels with 7,113 rooms under construction, awaiting conversion or approved for development in its international system as of March 31, 2017 compared to 103 hotels and 10,824 rooms at March 31, 2016. While the Company's hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.

A summary of the domestic franchised hotels pipeline, which includes hotels under construction, awaiting conversion and approved for development, at March 31, 2017 and 2016 by brand is as follows:

							Variance
	March 31, 2017			March 31, 2016			Conversion		New Construction		Total
	Conversion	New Construction	Total	Conversion	New Construction	Total	Units	%	Units	%	Units	%
Comfort Inn	40	96	136	35	84	119	5	14%	12	14%	17	14%
Comfort Suites	3	117	120	3	92	95	—	—%	25	27%	25	26%
Sleep	2	114	116	—	76	76	2	NM	38	50%	40	53%
Quality	51	6	57	47	5	52	4	9%	1	20%	5	10%
Clarion	17	4	21	7	3	10	10	143%	1	33%	11	110%
Econo Lodge	25	4	29	26	4	30	(1)	(4)%	—	—%	(1)	(3)%
Rodeway	38	1	39	40	2	42	(2)	(5)%	(1)	(50)%	(3)	(7)%
MainStay	—	80	80	—	55	55	—	NM	25	45%	25	45%
Suburban	4	4	8	4	8	12	—	—%	(4)	(50)%	(4)	(33)%
Ascend Hotel Collection	34	23	57	27	20	47	7	26%	3	15%	10	21%
Cambria hotel & suites	5	56	61	5	39	44	—	—%	17	44%	17	39%
	219	505	724	194	388	582	25	13%	117	30%	142	24%

Procurement Services: Revenues increased $0.7 million or 12% from $5.8 million for the three months ended March 31, 2016 to $6.5 million for the three months ended March 31, 2017. The increase in revenues primarily reflects the implementation of new brand programs as well as an increase in the volume of business transacted with existing and new qualified vendors and strategic alliance partners.
Other Income: Revenue increased $3.0 million from the three months ended March 31, 2016 to $8.0 million for the three months ended March 31, 2017. The increase in other income is primarily due to a $0.5 million increase in revenues related to the Companies non-franchising divisions, $1.5 million related to the sale of chip-enabled card readers to our franchisees, as well as a $1.0 million increase in non-compliance and termination awards.
Selling, General and Administrative Expenses: The cost to operate the business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $32.8 million for the three months ended March 31, 2017, which decreased $2.3 million from the three months ended March 31, 2016.
SG&A expenses for the three months ended March 31, 2017 and 2016 include approximately $3.7 million and $6.7 million, respectively, related to the Company's SkyTouch and vacation rental divisions, and expenses related to operations of an office building leased to a third party. SG&A from non-franchising activities declined $3.0 million from the same period of the prior year primarily due to lower product development investments required to support the Company's SkyTouch division. Excluding SG&A expenses for non-hotel franchising divisions, SG&A for the three months ended March 31, 2017 increased $0.7 million or 3% to $29.2 million in the current year primarily due to $1.1 million of increased costs related to distribution of chip-enabled card readers to our franchisees, a $0.9 million increase mark-to-market expense related to changes in the fair value of investments held in the Company's deferred compensation plans over the same period of the prior year, offset by $1.3 million in one time transaction costs incurred in the first three months of 2016 which did not recur in 2017.
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
Total marketing and reservation system revenues decreased 13% from $126.4 million for the three months ended March 31, 2016 to $109.5 million for the three months ended March 31, 2017. Marketing and reservation system revenues for the three months ended March 31, 2016 were impacted by the recognition of $30.7 million of previously deferred revenues. The recognition of deferred revenues during the prior year period was primarily due to a change in the expiration policy for the Choice Privileges membership program. Excluding the impact of the recognition of these deferred revenues, marketing and reservation system revenues increased approximately $13.8 million primarily due to the growth in membership in the Choice Privileges loyalty program as well as increased revenue related to reservation delivery programs.
At March 31, 2017, cumulative marketing and reservation system expenses exceeded fees billed by $25.4 million, and $18.1 million as of December 31, 2016. The deficits are reflected as other long-term assets in the accompanying consolidated balance sheets.
Other (gains) losses: Other (gains) losses increased $1.0 million from a loss of $0.1 million for the three months ended March 31, 2016 to gain of $0.9 million in the same period of the current year, due to an increase in gains due to the fluctuations in the fair value of investments held in the Company's non-qualified employee benefit plans of $0.9 million.
Income Taxes: The effective income tax rates were 30.5% and 30.3% for the three months ended March 31, 2017 and 2016, respectively. The effective income tax rate for the three months ended March 31, 2017 were lower than the U.S. federal income tax rate of 35% due to the impact of foreign operations and $1.2 million of ASU 2016-09 benefits from share-based compensation, partially offset by state income taxes. The effective income tax rate for the three months ended March 31, 2016 was lower than the U.S federal tax rate of 35% due to the impact of foreign operations and $1.6 million of ASU 2016-09 benefits from share based compensation, partially offset by state income taxes. The rate was also impacted by an unfavorable adjustment of $1.2 million to our tax rate benefit from foreign operations.

Liquidity and Capital Resources
Operating Activities
During the three months ended March 31, 2017, net cash provided by operating activities totaled $24.2 million. During the three months ended March 31, 2016 net cash used by operating activities totaled $21.4 million. Operating cash flows increased $45.6 million primarily due to improvements in operating income, an increase in cash flows from marketing and reservation activities, a $2.0 million decline in net disbursements on forgivable notes receivable provided to franchisees and the timing of working capital items.
Net cash used by marketing and reservation activities totaled $0.2 million during the three months ended March 31, 2017 compared to net cash used of $39.8 million during the three months ended March 31, 2016. The decrease in net cash used by marketing and reservation activities primarily reflects a one-time deferral of revenue related to a change in the Company's expiration policy for the Company's loyalty program in 2016.
In conjunction with brand and development programs, the Company provides financing to franchisees for property improvements and other purposes in the form of forgivable notes receivable. If the franchisee remains in the system in good standing over the term of the promissory note, the Company forgives the outstanding principal balance and related interest. Since these forgivable notes are predominantly forgiven ratably over the term of the promissory note rather than repaid, the Company classifies the related issuance and collections of these notes as operating activities. During the three months ended March 31, 2017 and 2016, the Company's net advances for these purposes totaled $4.5 million and $6.5 million, respectively. The timing and amount of these cash flows is dependent on various factors including the implementation of various development and brand incentive programs, the level of franchise sales and the timing of hotel openings. At March 31, 2017, the Company had commitments to extend an additional $180 million for these purposes provided certain conditions are met by its franchisees, of which $76.1 million is expected to be advanced in the next twelve months.
Investing Activities
Cash utilized for investing activities totaled $47.8 million and $41.3 million for the three months ended March 31, 2017 and 2016, respectively. The increase in cash utilized for investing activities for the three months ended March 31, 2017 primarily reflects the following items:
During the three months ended March 31, 2017 and 2016, capital expenditures in intangible assets totaled $2.1 million and $0.2 million, respectively. The increase in capital expenditures from 2017 primarily reflects the adoption of Accounting Standards

Update 2015-05, Intangibles - Goodwill and Other - Internal Use Software, which provides for capitalization of qualifying Software as a Service ("SaaS") licenses as intangible assets.
During the three months ended March 31, 2016, the Company completed three acquisitions of real estate as part of a program to incent franchise development in strategic markets for certain brands for cash totaling $25.4 million. The Company did not have any acquisitions in the three months ended March 31, 2017.
During the three months ended March 31, 2017 and 2016, the Company invested $31.6 million and $4.3 million, respectively, in joint ventures accounted under the equity method of accounting. In addition, the Company received distributions from these joint ventures totaling $0.5 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively. The Company's investment in these joint ventures primarily relate to ventures that support the Company's efforts to promote growth of our emerging brands. The Company expects to make additional capital contributions totaling $23.1 million to existing joint ventures supporting these efforts.

The Company provides financing to franchisees for hotel development efforts and other purposes in the form of notes receivables. These loans bear interest and are expected to be repaid in accordance with the terms of the loan arrangements. During the three months ended March 31, 2017, the Company advanced and received repayments totaling $9.9 million and $0.5 million for these purposes, respectively. For the three months ended March 31, 2016, the Company advanced $7.5 million and received $0.1 million in repayments related to hotel development efforts. At March 31, 2017, the Company had commitments to extend an additional $8.9 million for these purposes within the next twelve months provided certain conditions are met by its franchisees.

From time to time, our board of directors authorizes specific transactions and general programs which permit us to provide financing, investment and guarantees and similar credit support to qualified franchisees, as well as to acquire and resell real estate to incent franchise development. Since 2006, we have engaged in these financial support activities to encourage acceleration of the growth of our Cambria hotel & suites brand, primarily in strategic markets and locations. Over the next three to five years, depending on market and other conditions, we expect to continue to deploy capital in support of this brand and expect our investment to total approximately $475 million over that time period. The annual pace of future financial support activities will depend upon market and other conditions including among others, our franchise sales results, the environment for new construction hotel development and the hotel lending environment. Our support of the Cambria brand’s growth is expected to be primarily in the form of joint venture investments, forgivable key money loans, senior mortgage loans, development loans, mezzanine lending, and through the operation of a land-banking program. With respect to our lending and joint venture investments, we generally expect to recycle these loans and investments within a five year period. At March 31, 2017, the Company had approximately $244.2 million outstanding pursuant to these financial support activities.

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

At March 31, 2017, the Company maintained a total leverage ratio of 2.83x and a consolidated fixed charge ratio of 7.25x and was in compliance with all financial covenants under the credit agreement.

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
Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At March 31, 2017, the Company had been advanced approximately $3.7 million pursuant to these agreements and expects to receive the remaining $0.7 million over the next several years, subject to annual appropriations by the governmental entities. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration of the Company's ten year corporate headquarters lease in 2023 will be forgiven in full. The advances will be included in long-term debt in the Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all current performance conditions as of March 31, 2017.
Dividends
The Company currently maintains the payment of a quarterly dividend on its common shares outstanding; however, the declaration of future dividends is subject to the discretion of our board of directors. In December 2016, the Company's board of directors increased the quarterly dividend rate to $0.215 per common share, beginning with the first dividend payable in 2017, representing a 5% increase from previous quarterly declarations.
During the three months ended March 31, 2017, the Company paid cash dividends totaling $12.1 million. We expect to continue to pay dividends in the future, subject to the declaration of our board of directors as well as to future business performance, economic conditions, changes in income tax regulations and other factors including limitations in the Company's credit facility. Based on the present dividend rate and outstanding share count, we expect that aggregate annual regular dividends for 2017 would be approximately $48.6 million.
Share Repurchases
No shares of common stock were purchased by the Company under the share repurchase program during the three months ended March 31, 2017. Since the program's inception through March 31, 2017, we have repurchased 48.7 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.3 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 81.7 million shares at an average price of $15.38 per share. As of March 31, 2017, the Company had approximately 4.0 million shares remaining under the current share repurchase authorization.
During the three months ended March 31, 2017, the Company redeemed 118,931 shares of common stock at a total cost of approximately $7.3 million from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were outside the share repurchase program.
Other items
Approximately $183.1 million of the Company's cash and cash equivalents at March 31, 2017 pertains to undistributed earnings of the Company's consolidated foreign subsidiaries. Since the Company's intent is for such earnings to be reinvested by the foreign subsidiaries, the Company has not provided additional U.S. income taxes on these amounts. While the Company has no intention to utilize these cash and cash equivalents in its domestic operations, any change to this policy would result in the Company incurring additional U.S. income taxes on any amounts utilized domestically.
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
The Company believes the likelihood of having to perform under the aforementioned limited payment guarantees was remote at March 31, 2017 and December 31, 2016.

Critical Accounting Policies
Our accounting policies comply with principles generally accepted in the United States. We have described below those policies that we believe are critical and require the use of complex judgment or significant estimates in their application. Additional discussion of these policies is included in Note 1 to our consolidated financial statements as of and for the year ended December 31, 2016 included in our Annual Report on Form 10-K.

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

New Accounting Standards
See Footnote No. 1, "Recently Adopted Accounting Guidance" and "Future Adoption of Recently Announced Accounting Guidance," of the Notes to our Financial Statements for information related to our adoption of new accounting standards in 2017 and for information on our anticipated adoption of recently issued accounting standards.
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
Several factors could cause actual results, performance or achievements of the Company to differ materially from those expressed in or contemplated by the forward-looking statements.  Such risks include, but are not limited to, changes to general, domestic and foreign economic conditions;  changes in law and regulation applicable to the lodging and franchising industries foreign currency fluctuations; operating risks common in the lodging and franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees and our relationships with our franchisees; our ability to keep pace with improvements in technology utilized for marketing and reservations systems and other operating systems; the commercial acceptance of our SkyTouch division's products and services; our ability to grow our franchise system; exposures to risks relating to development activities; fluctuations in the supply and demand for hotels rooms; our ability to realize anticipated benefits of acquired businesses; the level of acceptance of alternative growth strategies we may implement; cyber security and data breach risks; operating risks associated with international operations; the outcome of litigation; and our ability to effectively manage our indebtedness.  These and other risk factors are discussed in detail in the Risk Factors section of the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 27, 2017.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company's foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including in certain circumstances the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $20.6 million and $19.1 million at March 31, 2017 and

December 31, 2016, respectively which we account for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
At March 31, 2017, the Company had $207.8 million of variable interest rate debt instruments outstanding at an effective rate of 2.28%. A hypothetical change of 10% in the Company’s effective interest rate from March 31, 2017 levels would increase or decrease annual interest expense by $0.5 million. The Company expects to refinance its fixed and variable long-term debt obligations prior to their scheduled maturities.
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
An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.
Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2017, that materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.
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
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on February 27, 2017. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the three months ended March 31, 2017:

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1),(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2017	—	$—	—	4,019,895
February 28, 2017	39,214	59.13	—	4,019,895
March 31, 2017	79,717	62.13	—	4,019,895
Total	118,931	$61.14	—	4,019,895
 _______________________

(1)
The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998. The program has no fixed dollar amount or expiration date. Since the program's inception through March 31, 2017, the Company has repurchased 48.7 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.3 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 81.7 million shares at an average price of $15.38 a share.

(2)
During the three months ended March 31, 2017, the Company redeemed 118,931 shares of common stock from employees to satisfy the option price and minimum tax-withholding requirements related to the exercising of options and vesting of restricted stock and performance vested restricted stock unit grants. These redemptions were not part of the board repurchase authorization.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
Exhibit Number and Description

Exhibit Number	Description

3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

3.02(b)	Amendment to the Restated Certificate of Incorporation of Choice Hotels International, Inc.

3.03(c)	Amended and Restated Bylaws of Choice Hotels International, Inc.

3.04(d)	Amendment to the Amended and Restated Bylaws of Choice Hotels International, Inc.

3.05(e)	Amendment to the Amended and Restated Bylaws of Choice Hotels International, Inc.

10.01*	Form of Non-Competition, Non-Solicitation & Severance Benefit Agreement

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

_______________________

*	Filed herewith

(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Registration Statement on Form S-4, filed August 31, 1998 (Reg. No. 333-62543).

(b)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed May 1, 2013.

(c)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed February 16, 2010.

(d)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed April 29, 2015.

(e)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed on January 13, 2016.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

May 5, 2017	By:	/s/ STEPHEN P. JOYCE
Stephen P. Joyce
Chief Executive Officer